Form 10-Q
period 1993-12-31
COMPUTER ASSOCIATES INTERNATIONAL INC
filed 1994-02-08
CIK 356028

FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

         x  Quarterly Report Pursuant to Section 13 or 15(d)
               of the Securities Exchange Act of 1934
           For the quarterly period ended DECEMBER 31, 1993
                                 or
           Transition Report Pursuant to Section 13 or 15(d)
               of the Securities Exchange Act of 1934
         For the transition period ended from _____ to _____

                   Commission File Number 0-10180

               COMPUTER ASSOCIATES INTERNATIONAL, INC.
      (Exact name of registrant as specified in its charter)

                DELAWARE                       13-2857434
     (State or other jurisdiction of         (I.R.S. Employer
      incorporation or organization)         Identification No.)

                    ONE COMPUTER ASSOCIATES PLAZA
                    ISLANDIA, NEW YORK 11788-7000
         (Address of principal executive offices) (Zip Code)

                           (516) 342-5224
       (Registrant's telephone number, including area code)

                           NOT APPLICABLE
        (Former name, former address and former fiscal year,
                   if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                Yes  X                                   No

                 APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

            TITLE OF CLASS                         SHARES OUTSTANDING
             Common Stock                          at January 31, 1994
       par value $.10 per share                        164,332,941

          COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES



                                    INDEX

PART I.      Financial Information:                             Page No.

Item 1.      Consolidated Condensed Balance Sheets -
              December 31, 1993 and March 31, 1993 . . . . . . . . .  1

             Consolidated Statements of Income -
              Three Months Ended December 31, 1993 and 1992. . . . .  2
              Nine Months Ended December 31, 1993 and 1992 . . . . .  3

             Consolidated Condensed Statements of Cash Flows -
              Nine Months Ended December 31, 1993 and 1992 . . . . .  4

             Notes to Consolidated Condensed Financial Statements. .  5

Item 2.      Management's Discussion and Analysis of Financial
              Condition and Results of Operations. . . . . . . . . .  6

PART II.     Other Information:

Item 6.      Exhibits and Reports on Form 8-K. . . . . . . . . . . .  9

Item 1:
                          Part I. FINANCIAL INFORMATION

            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (In thousands)
                                            December 31,       March 31,
                                               1993              1993
                                           -------------    --------------
                                            (Unaudited)
    ASSETS:

    Cash and cash equivalents  . . . . .    $   66,086        $   79,483
    Marketable securities  . . . . . . .       251,154           149,017
    Trade and installment accounts
      receivable - net . . . . . . . . .       527,107           596,608
    Inventories and other current
     assets  . . . . . . . . . . . . . .        41,573            43,812

           TOTAL CURRENT ASSETS                885,920           868,920

    Installment accounts receivable,
       due after one year - net  . . . .       533,017           410,009

    Property and equipment - net . . . .       306,653           310,592

    Purchased software products - net. .       291,627           404,106

    Excess of cost over net assets
     acquired - net  . . . . . . . . . .       232,791           243,085

    Investments and other noncurrent
       assets  . . . . . . . . . . . . .       111,362           112,107

           TOTAL ASSETS                     $2,361,370        $2,348,819

    LIABILITIES AND STOCKHOLDERS' EQUITY:

    Loans payable - banks  . . . . . . .    $   50,000        $   25,000

    Other current liabilities  . . . . .       494,550           503,226

    Long-term debt and other   . . . . .        82,104           166,714

    Deferred income taxes  . . . . . . .       287,544           256,577

    Deferred maintenance revenue   . . .       310,775           342,772

    Stockholders' equity . . . . . . . .     1,136,397         1,054,530

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY    $2,361,370        $2,348,819

See Notes to Consolidated Condensed Financial Statements.


           COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                 (In thousands except per share amounts)

                                                  For the Three Months
                                                   Ended December 31,
                                                  --------------------

                                                     1993        1992
                                                     ----        ----
  Product revenue and other related income . . .  $ 399,326   $ 326,984
  Maintenance fees . . . . . . . . . . . . . . .    175,054     174,541

                                   TOTAL REVENUE    574,380     501,525

  Costs and expenses:
    Selling, marketing and administrative  . . .    257,964     246,415
    Product development and enhancements . . . .     52,132      51,738
    Commissions and royalties  . . . . . . . . .     27,295      27,035
    Depreciation and amortization  . . . . . . .     42,884      52,098
    Interest (income) expense - net  . . . . . .  (      51)      2,710

                        TOTAL COSTS AND EXPENSES    380,224     379,996


  Income before income taxes . . . . . . . . . .    194,156     121,529

  Provision for income taxes . . . . . . . . . .     69,968      41,320


                                      NET INCOME  $ 124,188   $  80,209



  Net income per share of Common Stock . . . . .  $     .72   $     .48


  Weighted average number of shares used in
   computation . . . . . . . . . . . . . . . . .    171,936     167,661


See Notes to Consolidated Condensed Financial Statements.


         COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)

                (In thousands except per share amounts)
                                                  For the Nine Months
                                                   Ended December 31,
                                                  -------------------

                                                    1993         1992
                                                    ----         ----
  Product revenue and other related income  . . . $  994,235  $  798,132
  Maintenance fees  . . . . . . . . . . . . . . .    520,495     502,815

                                    TOTAL REVENUE  1,514,730   1,300,947



  Costs and expenses:
   Selling, marketing and administrative . . . .     745,293     698,064
   Product development and enhancements  . . . .     153,706     148,541
   Commissions and royalties . . . . . . . . . .      70,505      68,922
   Depreciation and amortization . . . . . . . .     164,080     153,186
   Interest expense - net  . . . . . . . . . . .       2,166       3,877

                        TOTAL COSTS AND EXPENSES   1,135,750   1,072,590


  Income before income taxes  . . . . . . . . . .    378,980     228,357

  Provision for income taxes  . . . . . . . . . .    136,505      81,915


                                       NET INCOME $  242,475  $  146,442



   Net income per share of Common Stock . . . . . $     1.41  $      .86


   Weighted average number of shares used in
    computation . . . . . . . . . . . . . . . . .    171,907     171,191

See Notes to Consolidated Condensed Financial Statements.

            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                 (In thousands)

                                                     For the Nine Months
                                                      Ended December 31,
                                                     --------------------
                                                         1993      1992
 OPERATING ACTIVITIES:
  Net income  . . . . . . . . . . . . . . . . . . .   $ 242,475  $146,442
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization  . . . . . . . . .     164,080   153,186
   Provision for deferred income taxes  . . . . . .      25,464    33,706
   Increase in noncurrent installment accounts
    receivable - net  . . . . . . . . . . . . . . .    (152,657) ( 92,393)
   (Decrease) increase in deferred maintenance
    revenue . . . . . . . . . . . . . . . . . . . .    ( 26,486)    4,405
   Foreign currency transaction loss
    before taxes  . . . . . . . . . . . . . . . . .      19,188     8,898
   Changes in other operating assets and
    liabilities, excludes effects of acquisitions .      39,811    16,885

          NET CASH PROVIDED BY OPERATING ACTIVITIES     311,875   271,129

 INVESTING ACTIVITIES:
  Acquisitions, primarily purchased software,
   marketing rights and intangibles  . . . . . . . .   (  3,092) ( 61,809)
  Purchase of property and equipment . . . . . . . .   ( 15,148) (220,692)
  Purchase of noncurrent marketable securities . . .   (    317) (    386)
  (Increase) decrease in current marketable
   securities  . . . . . . . . . . . . . . . . . . .   (102,137)   61,890
  Capitalized development costs  . . . . . . . . . .   ( 11,370) ( 13,378)


               NET CASH USED IN INVESTING ACTIVITIES   (132,064) (234,375)

 FINANCING ACTIVITIES:
  (Decrease) increase in long-term debt - net  . . .   ( 99,400)  186,362
  Increase (decrease) in loans payable - banks . . .     25,000  (100,000)
  Dividends Paid . . . . . . . . . . . . . . . . . .   ( 11,643) (  8,765)
  Exercise of common stock options/other . . . . . .     20,162     3,231
  Purchases of treasury stock  . . . . . . . . . . .   (121,524) (132,229)


               NET CASH USED IN FINANCING ACTIVITIES   (187,405) ( 51,401)

 DECREASE IN CASH AND CASH EQUIVALENTS
  BEFORE EFFECT OF EXCHANGE RATE CHANGES ON CASH       (  7,594) ( 14,647)

 Effect of exchange rate changes on cash . . . . . .   (  5,803) (  4,219)



 DECREASE IN CASH AND CASH EQUIVALENTS                 ( 13,397) ( 18,866)
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        79,483    74,281
 CASH AND CASH EQUIVALENTS AT END OF PERIOD            $ 66,086  $ 55,415

       COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          DECEMBER 31, 1993

NOTE A --  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 1993 are not necessarily indicative of the results that may be expected for the year ending March 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in Computer Associates International, Inc.'s (the "Registrant" or the "Company") Annual Report on Form 10-K for the fiscal year ended March 31, 1993.
Net Income per Share: Net income per share of Common Stock is computed by dividing net income by the weighted average number of common shares and any dilutive common share equivalents outstanding. Fully diluted net income per share is the same or not materially different from net income per share.

Statements of Cash Flows: For the nine months ended December 31, 1993, interest paid was approximately $10 million, and income taxes paid were approximately $93 million. For the nine months ended December 31, 1992, interest paid was approximately $9 million and income taxes paid were approximately $30 million. In December 1993, the Company's Board of Directors declared its semi-annual cash dividend of $.07 per share. The dividend was paid on January 6, 1994 to stockholders of record on December 20, 1993.

Item 2:

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue:

The Company's total revenue in the third quarter ended December 31, 1993 increased by 15%, or $73 million, over the comparable prior year's quarter. The increase was attributable to product revenue growth in the mainframe and midrange platforms of $82 million, offset by a decrease of $9 million in micro and other product related revenue. Maintenance revenues rose by $1 million primarily due to the additional prior year product sales. This increase was net of normal attrition, consolidation of client sites and foreign currency translation. Price changes did not have a material impact during either quarter.

Costs and Expenses:

Selling, marketing and administrative expenses increased from $246 million in the third fiscal quarter of 1993 to $258 million for the third fiscal quarter of 1994. The growth in selling, marketing and administrative expenses between the two comparable quarters is largely a function of continued investments in enhanced service and support personnel as well as incremental value-added reseller training costs; only partially offset by the strengthening of the US dollar against foreign currencies. Development expenditures in the December 1993 quarter on a year-over-year basis were virtually unchanged. Development expenditures capitalized during the fiscal 1994 quarter totaled $4 million, and a like amount of previously capitalized software development expenditures was amortized. Commissions and royalties as a percentage of revenue decreased in the December 1993 quarter over the prior year's comparable period, primarily as a result of the shift from direct marketing specialists to client service representatives. The latter's compensation is more heavily weighted to a fixed salary than the marketing specialists. Depreciation and amortization expense in the December 1993 quarter decreased by $9 million over the December 1992 quarter due to the expiration of the five year amortization period related to the Company's ADR acquisition, and the reassessment of the current carrying value of certain purchased software products, both of which occurred in September 1993. In the quarter ended December 1993, net interest expense decreased by $3 million as a result of decreases in long-term debt and increases in investments in marketable securities.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


Operating Margins:

Pre-tax income for the quarter ended December 1993 exceeded the prior year's comparable quarter by $73 million due to the higher revenue achievement and with virtually unchanged total costs and expenses. Similarly, pre-tax and after-tax margins as a percentage of total revenue increased to 34% and 22%, respectively, from 24% and 16%. The consolidated effective tax rate increased from 34% in the December 1992 quarter to 36% in the current quarter due to the recognition of foreign tax credits on a year-to-date basis during the December 1992 quarter.

Operations:

The Company has traditionally reported lower profit margins for the first two quarters of each fiscal year than those experienced in the third and fourth quarters. As part of the annual budget process, management establishes higher discretionary expense levels in relation to revenue for the first half of the year. Historically, the Company's combined third and fourth quarter revenues have been greater than the first half of the year, as these two quarters coincide with the clients' calendar year budget periods and the culmination of the Company's annual sales plan. These historically higher second half revenues have resulted in significantly higher profit margins since total expenses have not increased in proportion to revenue. However, past financial performance should not be considered to be a reliable indicator of future performance.

The Company's near term operating results may be affected by a number of factors, including, but not limited to: uncertainties relative to global economic conditions; industry factors; the availability and cost of new products; the Company's ability to develop, manufacture, and license its products profitably; the Company's ability to successfully increase its market share in its core business while expanding its product base into other markets; the strength of its distribution channels; and the Company's ability to effectively manage expense growth relative to revenue growth.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and short-term marketable securities increased by $28 million, or 10%, to $317 million during the quarter ended December 1993. This increase was primarily attributable to cash generated from operations of $122 million offset by purchases of approximately $53 million of treasury stock and $45 million of reductions in long-term debt and loans payable. In connection with the net reduction of $45 million in long-term debt and loans payable during the quarter, the Company repaid its 4-year collateralized term loan ($142 million) and replaced it with a $51 million 2-year unsecured term loan and drawings of $50 million against its credit facility. The 2-year term loan is subject to interest primarily at the prevailing London interbank rate plus 3/8% and is payable in quarterly installments. The Company has a committed credit facility with a group of banks providing for borrowings of up to $250 million. As noted above, $50 million was drawn against this facility at December 31, 1993. It is expected that existing cash, cash equivalents, short-term marketable securities, the availability of short-term borrowings under committed and uncommitted credit lines as well as cash provided from operations will be sufficient to meet anticipated cash requirements.

During the quarter ended December 31, 1993, the Company repurchased 1.4 million shares of Common Stock for its treasury in open market transactions. The Company's Board of Directors has authorized it to repurchase an additional 16 million shares.

The Company's capital resource requirements as of the end of December 1993 consisted of lease obligations for office space, computer equipment, mortgage or loan obligations and amounts due as a result of product and company acquisitions. The Company intends to meet these commitments and other foreseeable needs from its available cash as outlined above.

PART II. OTHER INFORMATION

      Item 6:  Exhibits and Reports on Form 8-K

               (a)  Exhibits.

                    Unsecured Term Loan Agreement dated
                    December 20, 1993.


               (b)  Reports on Form 8-K.

                    None


                                  SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    COMPUTER ASSOCIATES INTERNATIONAL, INC.



           Dated:   February 9, 1994           By: Charles B. Wang
                                                   ---------------------
                                                Charles B. Wang, Chairman
                                                and Chief Executive Officer

           Dated:   February 9, 1994           By: Peter Schwartz
                                                   ---------------------
                                                Peter Schwartz
                                                Sr. Vice President - Finance
                                                (Chief Financial and
                                                 Accounting Officer)

PART II. OTHER INFORMATION

      Item 6:  Exhibits and Reports on Form 8-K

               (a)  Exhibits.

                    Unsecured Term Loan Agreement dated
                    December 20, 1993.


               (b)  Reports on Form 8-K.

                    None




                                  SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    COMPUTER ASSOCIATES INTERNATIONAL, INC.

           Dated:   February 9, 1994           By: s/ Charles B. Wang
                                                   ---------------------
                                                Charles B. Wang, Chairman
                                                and Chief Executive Officer

           Dated:   February 9, 1994           By: s/ Peter Schwartz
                                                   ---------------------
                                                Peter Schwartz
                                                Sr. Vice President - Finance
                                                (Chief Financial and
                                                 Accounting Officer)