Form 10-K
period 1994-03-31
COMPUTER ASSOCIATES INTERNATIONAL INC
filed 1994-05-27
CIK 356028

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                              ----------------
                                 FORM 10-K
(Mark One)
   [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended March 31, 1994
                                    OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                       Commission file number 0-10180
                   COMPUTER ASSOCIATES INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

                 DELAWARE                        13-2857434
  (State or other jurisdiction of     (I.R.S. Employer Identification Number)

  incorporation or organization)

         ONE COMPUTER ASSOCIATES PLAZA, ISLANDIA, NEW YORK 11788-7000
           (Address of principal executive offices)        (Zip Code)

                               (516) 342-5224
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

         (Title of Class)                    (Exchange on which registered)
     Common Stock, par value $.10 per share     New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                6 1/4% Convertible Subordinated Debentures of
                     On-Line Software International, Inc.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes __X__ No ___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III to this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant:
The aggregate market value of the voting stock held by non-affiliates of the Registrant as at May 25, 1994 was $4,350,640,214 based on a total of 117,188,962 shares held by non-affiliates and the closing price on the New York Stock Exchange on that date which was 37 1/8.

Number of shares of stock outstanding at May 25, 1994:
161,459,180 shares of Common Stock, par value $.10 per share.

Documents Incorporated by Reference:
Part III - Proxy Statement to be issued in conjunction with Registrant's Annual Stockholders' Meeting.

The index to exhibits is located on page 34.

Item 1. Business
(a) General Development of Business
 Computer Associates International, Inc. (the "Company" or "Registrant") was incorporated in Delaware in 1974 and commenced business in June 1976. In December 1981, the Company completed its initial public offering of Common Stock. The Company's Common Stock is traded on the New York Stock Exchange under the symbol "CA".
 In the early years of its existence, the Company supplied systems software for IBM mainframe computers, primarily those using the VSE operating system. Since then the Company's line of products has grown to parallel the expansion of the software industry itself. Through the introduction of new internally developed products, strategic alliances and co-development projects as well as a series of company and product acquisitions, the Company has significantly increased the breadth of its product portfolio. Today, the Company supplies an extensive array of systems products, database management systems, business and consumer applications products for use on a variety of platforms ranging from mainframes to personal computers. Because of its independence from hardware manufacturers, the Company has been able to offer products for use not only on all the IBM operating systems (MVS, VSE, VM and OS/2), but also for use on many other operating systems, such as VMS from Digital Equipment Corporation ("DEC"), UNIX from such manufacturers as Hewlett-Packard ("HP") and Sequent and MS-DOS and Windows from Microsoft.
The Company's products operate on over 30 different operating systems and platforms.
 During fiscal 1992, the Company acquired Pansophic Systems, Incorporated ("Pansophic"), On-Line Software International, Inc. ("On-Line") and substantially all the assets of Access Technology, Inc. ("Access"), as well as a number of smaller companies and individual products. Pansophic, On-Line, Access and the other smaller acquisitions were accounted for by the purchase method of accounting.
 On May 19, 1994, the Company announced that it had entered into a definitive agreement with The ASK Group, Inc. ("ASK") providing for the Company's acquisition of ASK through a cash tender offer. ASK provides database and manufacturing software solutions primarily for client/server environments. See Note 12 of Notes to Consolidated Financial Statements.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
 The Company's business has been in a single industry segment--the design, development, marketing and support of integrated computer software products.
 See Note 3 of Notes to Consolidated Financial Statements for financial data pertaining to geographic areas.

(c) NARRATIVE DESCRIPTION OF BUSINESS
GENERAL
 The Company designs, develops, markets and supports standardized computer software products for use with a broad range of mainframe, midrange and desktop computers from many different hardware manufacturers including IBM, Hewlett-Packard, Amdahl, Data General ("DG"), DEC, Sun, Tandem,
Compaq and Apple, among others.
 Whether the most powerful mainframe or the ubiquitous small business workstation, a computer system consists of hardware and software. Hardware is the computer or central processing unit together with peripheral equipment such as disk and tape data storage devices, printers and terminals. Software consists of programs or instructions which tell the hardware what to do and how to respond to specific user requests.

PRODUCTS
 The Company designs, develops, markets and supports a broad range of standardized software products which enable clients to more efficiently utilize their data processing resources--hardware, software and personnel--by providing tools to measure and improve computer hardware and software performance and programmer productivity. The Company also designs, develops, markets and supports database management, business applications and graphics software for mainframe, midrange and desktop computers from a variety of vendors including IBM, DEC, HP, Amdahl, DG, Sun, Sequent, Tandem, Compaq and Apple. Because data processing resources are a significant investment for most users of medium and large-scale computer systems, managing these resources, increasing their efficiency, and leveraging information technology into new areas of business can result in substantial savings for the client. Many of these products can be used with little or no modification irrespective of the business or applications for which such a computer system is used. In each of the past three fiscal years, no single product accounted for 10% or more of the Company's revenue.

 In recognition of the increasing "downsizing" or "rightsizing" trend, where powerful desktop computers--alone or networked--are able to do work formerly done only on larger computers, the Company has formed many joint development partnerships operating under our standardized development architecture, CA90s(r). The goal of these alliances is to port the Company's successful systems management applications to a range of different platforms and operating systems. The first of this series was the fiscal 1993 introduction of CA-UNICENTER(r) for HP-UX running on Hewlett-Packard HP Series 9000/800 hardware. By the end of fiscal 1994, the Company was marketing versions of CA-UNICENTER for use on several client/server platforms. Similarly, many of the Company's most successful DOS-based micro applications have been enhanced to provide upwardly compatible applications on more powerful workstations using such operating systems as Microsoft's Windows, Novell's NetWare and IBM's OS/2. Fiscal 1994 also witnessed the introduction of two products for home use, Kiplinger's(TM) CA-Simply Money(TM) personal finance software, and CA-Simply Tax(TM), a product for income tax preparation.
 Prices for the Company's products vary depending upon the type of license agreement chosen by the client. See "Narrative Description of Business-Licensing."

SALES AND MARKETING
 The Company distributes, markets, and supports its products on a worldwide basis primarily with its own employees. The Company has approximately 3,400 sales and sales support personnel engaged in promoting the licensing of the Company's products by its clients.
 In North America, the Company operates through a single sales force responsible for sales, marketing and service of the Company's software products. A separate National Accounts group provides additional service to large clients, including end users and facilities managers. Facilities managers provide data processing services to those companies that wish to "outsource" their computer processing requirements.
 The Company also operates through wholly owned subsidiaries located in 28 countries outside North America. Each of these subsidiaries is structured as an autonomous entity and markets all or most of the Company's products in its respective territory. In addition, the Company's products are marketed by independent distributors in many areas of the world where it does not have a direct presence. Revenue from independent distributors accounted for approximately 2% of the Company's fiscal 1994 revenues.
 The Company considers that it has established marketing and distribution channels in most areas of the world where the number of computer installations warrants the establishment of such channels. For fiscal year 1994 approximately 46%, for fiscal year 1993 approximately 50% and, for fiscal year 1992 approximately 52%, of the Company's revenue was derived from business outside North America. Western Europe is the Company's most important foreign market. The Company believes that its operations outside the United States are located in countries which are politically stable and that such operations are not exposed to any special or unusual risks. See
Note 3 of Notes to Consolidated Financial Statements for further information concerning the Company's foreign operations.
 The Company's marketing and marketing services groups produce substantially all of the user documentation for its products, as well as promotional brochures, advertising and other business solicitation materials. The duties of these groups include the writing of the materials, editing, typesetting, photocomposition and printing.

LICENSING
 The Company does not sell or transfer title to its products to clients. The products are licensed on a "right to use" basis pursuant to license agreements. Such licenses generally require that the customer use the product only for its internal purposes at its own computer installation and, with respect to mainframe software, are non-transferable.
 The Company offers several types of mainframe software licenses. Under the first, the client agrees to pay a one-time fee and an annual usage and maintenance fee. The annual usage and maintenance fees typically range from 12% to 20% of the then-prevailing one-time fee for the product. Payment of the usage and maintenance fee entitles the client to receive technical support for the product from the Company and to receive all enhancements and improvements (other than optional features subject to a separate charge) to the product developed by the Company during the annual period covered. A second alternative is the term license under which the client agrees to pay a fixed fee and in return receives the right to use the product for a specified term ranging from one month to three years. Upon expiration of this period, a term license must be renewed for continued use of the product, and the then prevailing term license fee paid. Maintenance is included in the term license fee. The Company offers a third alternative which combines elements of the other licensing options in that the client pays an initial licensing fee and a periodic license fee including maintenance to continue using the product. During fiscal 1993 and 1994, the Company introduced new licensing payment options based on the size of the enterprise in terms of the computing power as measured in MIPS--millions of instructions per second. Usage of software programs under the enterprise-wide licensing options may be expanded to subsidiaries and other related entities on a national or worldwide basis, regardless of the number, size and location of the data centers or central processing units ("CPUs") in use. In addition, under this option, the client is free to reallocate hardware or modify user configurations without incremental costs. Product revenue for licenses is recognized upon delivery of the product to the client. Usage and maintenance fees are recognized ratably over the term of the agreement. Where the client has elected to pay the license fees in monthly or annual installments, the present value of the license fee is recognized as product revenue upon delivery of the product, and maintenance is unbundled from the selling price and ratably recognized over the term of the agreement. One-time license fees under the first alternative range between $1,540 and $1,150,000, and three-year term license fees range between $1,030 and $770,000. Pricing under enterprise-wide licensing options is dependent on usage. See Note 1 of Notes to Consolidated Financial Statements for disclosure of its revenue recognition policies.
 The Company's micro and UNIX-based software products are licensed to end users upon payment of a fixed fee. Suggested license fees range between $20 and $570,000, dependent upon the number of users licensed or the size of the enterprise in terms of computing power as measured in MIPS. The licenses are version-specific and permanent in nature. Maintenance and support services, primarily provided through telephone contact with employees of the Company, may be purchased for an additional fee. The Company also offers site licenses on micro software products providing pricing advantages based on the number of copies licensed. Maintenance is also available on a site-license basis under similar terms and conditions as mainframe software licenses.
 Under its standard form of license agreements, the Company warrants that its products will perform in accordance with specifications published in the product documentation.
COMPETITION
 The computer software business is highly competitive. There are many companies, including IBM, DEC, HP, and other large computer manufacturers, which have substantially greater resources, as well as the ability to develop and market software programs similar to and competitive with the products offered by the Company. Competitive products are also offered by numerous independent software companies, which specialize in specific aspects of the highly fragmented software industry. Some are the leading developers and vendors in their own specialized markets.
 IBM, DEC and HP are by far the largest suppliers of systems software and are the manufacturers of the computer hardware systems used by most of the Company's clients. From time to time, these hardware manufacturers have modified or introduced new operating systems, systems software and computer hardware. Such products could incorporate features which are currently performed by the Company's products or could require modification of the Company's products to maintain their compatibility with these companies' hardware or software. Although the Company has to date been able to adapt its products and its business to changes introduced by hardware manufacturers, there can be no assurance that it will be able to do so in the future.
 Historically, clients using proprietary operating systems were furnished with "source code" which makes the operating system generally understandable to programmers, "object code" which directly controls the hardware, and other technical documentation. Since the availability of source code facilitated the development of systems and applications software which must interface with the operating systems, independent software vendors such as the Company were able to develop compatible software. IBM has a policy of restricting the use or availability of the source code for some of its operating systems. To date, this policy has not had any effect on the Company. However, such restrictions may in the future result in higher research and development costs for the Company in connection with the enhancement and modification of existing products and the development of new products. Although the Company does not expect such restrictions will have an adverse effect on its products, there can be no assurance that such restrictions or other restrictions will not have a material adverse effect on the Company's business.
 The Company anticipates increased use of microcode or firmware provided by hardware manufacturers. Microcode and firmware are basically software programs in hardware form, and therefore are less flexible than pure software. The Company believes that these technical advances will not have a significant impact on the Company's operations and that its products will remain compatible with any such changes. However, there can be no assurance that future technological developments will not have an adverse impact on the Company's operations.

 Although no company competes with the Company across its entire software product line or a significant portion thereof, the Company considers at least 75 firms to be directly competitive with one or more of the Company's systems software packages. In the areas of database management systems, graphics and applications software for the micro, workstation, midrange and mainframe environments, there are hundreds of companies, the primary business of which is focused on at least one but not all of these areas. Certain of these companies have substantially larger operations than the Company's in these specific areas. Many companies, large and small, use their own technical personnel to develop programs similar to those of the Company; these may rightly be seen as competitors of the Company. The Company believes that the most important considerations for potential purchasers of software packages are: product capability; ease of installation and use; reliability and quality of technical support; documentation and training; the experience and financial stability of the vendor; integration of the product line; and, to a lesser extent, price. Price is a stronger factor in the client/server and microcomputer marketplace.

PRODUCT PROTECTION
 The products of the Company are treated as trade secrets and confidential information. The Company relies for protection upon the contractual agreements with clients and its own security systems and confidentiality procedures. The Company also protects its products and their documentation and other written materials under copyright law. The Company obtains trademark protection for its various product names.

CLIENTS
 No individual client accounted for a material portion of the Company's revenue during any of the past three fiscal years. Since the Company's mainframe packages are used with relatively expensive computer hardware, most of its revenues are derived from companies which have the resources to make a substantial commitment to data processing and their computer installations. Most of the world's major companies use one or more of the Company's software packages. The Company's software products are generally used in a broad range of industries, businesses and applications. The Company's clients include manufacturers, banks, insurance companies, educational institutions, retail microcomputer distributors, value-added resellers, government agencies and individual personal computer users.

PRODUCT DEVELOPMENT
 The history of the computer industry has seen rapid changes in hardware and software technology. The Company must maintain the usefulness of its products as well as modify and enhance its products to accommodate changes to, and to ensure compatibility with, hardware and software.
 To date, the Company has been able to adapt its products to such changes and the Company believes that it will be able to do so in the future. Computer software vendors must also continually ensure that their products meet the needs of clients in the ever-changing marketplace. Accordingly, the Company has the policy of continually enhancing, improving, adapting and adding new features to its products, as well as developing additional products. The Company offers a facility, CA-UNISERVICE(r), for many of its software products whereby problem diagnosis, program 'fixes' and other mainframe services can be provided online between the customer's installation and the support facilities of the Company. CA-TCC(SM): Total Client Care, another facility, provides a major extension to existing support services of the Company by offering free access to the Company's client support database.
 Product development work is primarily done at the Company's facilities in San Diego, California; San Jose, California; Chicago, Illinois; Andover, Massachusetts; Westwood, Massachusetts; Mount Laurel, New Jersey; Princeton, New Jersey; Islandia, New York; Dallas, Texas; and Reston, Virginia. The Company also performs product development in Sydney, Australia; Vienna, Austria; Brussels, Belgium; Vancouver, Canada; Slough, England; Paris, France; Darmstadt, Germany; Dublin, Ireland; Tel Aviv, Israel; and Milan, Italy. For its fiscal years ended March 31, 1994, 1993 and 1992, product development costs charged to operations were $211,273,000, $207,365,000 and $190,324,000, respectively. In fiscal years 1994, 1993 and 1992, the Company capitalized $15,471,000, $18,149,000 and $23,582,000, respectively, of internally developed  software costs.
 Certain of the Company's products were acquired from others. The Company continues to seek synergistic companies, products and partnerships. The purchase price of acquired products is capitalized and amortized over a period of five years.

EMPLOYEES
 As of March 31, 1994, the Company had over 6,900 employees of whom approximately 1,300 were located at its facilities in Islandia, New York; 3,150 were located at other offices in the United States, and 2,450 were located at its offices in foreign countries. Of the total employees, approximately 1,800 were engaged in product development efforts and 3,400 were engaged in sales and sales support functions. The Company believes its employee relations are excellent.

(d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
    REVENUE
 See Note 3 of Notes to Consolidated Financial Statements for financial data pertaining to the geographic distribution of the Company's operations.

ITEM 2. PROPERTIES
 The principal properties of the Company are geographically distributed to meet sales and operating requirements. All of the properties of the Company are considered to be both suitable and adequate to meet current operating requirements.
 The Company leases approximately 55 office facilities throughout the United States, and approximately 62 office facilities outside the United States. Expiration dates on material leases range from fiscal 1995 to 2004.
 The Company's 675,000 square-foot headquarters in Islandia, New York, is owned by Islandia Centre Associates ("ICA"), the Company's 98% owned general partnership that purchased the 64-acre site and developed the facility. During fiscal 1994, the Company used cash, its revolving credit facility and a two-year unsecured term loan to repay all of the outstanding debt under the $175 million building credit financing. See Note 5 of Notes to Consolidated Financial Statements for information concerning indebtedness. The Company's subsidiary in Germany owns two buildings totaling approximately 120,000 square feet. The Company also owns 54,000 and 214,000 square-foot office facilities in Austin, Texas and Princeton, New Jersey, respectively.
 The Company owns various computer, telecommunications and electronic equipment. It also leases IBM, DEC, HP and DG computers located at the Company's facilities in Islandia, New York; Princeton, New Jersey; San Diego, California; and Chicago, Illinois. This equipment is used for the Company's internal product development, for technical support efforts and for administrative purposes. In addition, each of the Company's subsidiaries outside the U.S. leases certain computer hardware enabling them to communicate with all other offices of the Company through a dedicated worldwide network. The Company considers its computer and other equipment to be adequate for its needs. See Note 6 of Notes to Consolidated Financial Statements for information concerning lease obligations.
ITEM 3. LEGAL PROCEEDINGS
 The Company, various subsidiaries and certain current and former officers and directors have been named as defendants in civil lawsuits alleging a number of separate violations of federal securities laws. The Company believes that the facts do not support the plaintiffs' claims and intends to vigorously contest each of them.
 The Company was a defendant and counterclaim plaintiff in a suit brought by Electronic Data Systems Corporation ("EDS") on January 9, 1992 in the United States District Court for the Northern District of Texas, Dallas Division, in which the parties alleged among other things: breaches of licensing agreements, misuse of copyright, interference with business relationships, fraud and violations of the antitrust laws. The parties settled the dispute on May 17, 1994, and on May 19, 1994, the Court entered an order dismissing the case with prejudice. At the time of the settlement, EDS signed a long-term licensing agreement. See Note 7 of Notes to Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
 None.

EXECUTIVE OFFICERS OF THE REGISTRANT
 The name, age, present position and business experience of all executive officers of the Company as of May 27, 1994 are listed below:

    Name                     Age  Position
Charles B. Wang (1)          49   Chairman, Chief Executive Officer
                                  and Director
Sanjay Kumar (1)             32   President, Chief Operating Officer
                                  and Director
Russell M. Artzt (1)         47   Executive Vice President--Research
                                  and Development and Director
Arnold S. Mazur              51   Executive Vice President--Sales
Belden A. Frease             55   Senior Vice President and Secretary
Peter A. Schwartz            50   Senior Vice President--Finance and
                                  Chief Financial Officer
Ira Zar                      32   Senior Vice President and Treasurer

(1) Member of the Executive Committee

 Mr. Charles B. Wang has been Chief Executive Officer and a Director of the Company since June 1976 and Chairman of the Board since April 1980.
 Mr. Kumar joined the Company with the acquisition of UCCEL in August 1987. He was elected President, Chief Operating Officer and a Director effective January 1994, having previously served as Executive Vice President-- Operations from January 1993 to December 1993, Senior Vice President-- Planning from April 1989 to December 1992, Vice President--Planning from November 1988 to March 1989 and Vice President--Research and Development effective April 1988.
 Mr. Artzt has been with the Company since June 1976. He has been Executive Vice President--Research and Development of the Company since April 1987 and a Director of the Company since November 1980. From February 1983 to March 1987, Mr. Artzt was the Company's Senior Vice President--Development.
 Mr. Mazur was elected Executive Vice President--Sales effective April 1990, having previously served as President--Financial and Micro Products Group from April 1989 to March 1990, President--Information Products Division from October 1988 to March 1989, President--Europe Products Division from April 1987 to September 1988. Mr. Mazur joined the Company in September 1980.
 Mr. Frease was elected Secretary of the Company effective May 1991, and he has been a Senior Vice President of the Company since April 1985. He joined the Company in November 1983 and served as Secretary from that date through March 1988.
 Mr. Schwartz has been Senior Vice President--Finance and Chief Financial Officer of the Company since April 1987. He has served in various financial roles since joining the Company in July 1983.
 Mr. Zar was elected Senior Vice President and Treasurer effective April 1994, having previously served as Vice President--Finance since April 1990 and Assistant Vice President from April 1987 to March 1990. Mr. Zar joined the Company in June 1982.
 The officers are appointed annually and serve at the discretion of the Board of Directors.

                                  PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                        PRICE RANGE OF COMMON STOCK

 The Company's Common Stock is listed on the New York Stock Exchange. The following table sets forth, for the quarters indicated, the quarterly high and low closing prices on the New York Stock Exchange.

                                              High             Low
FISCAL 1994:
  Fourth Quarter .......................     44 1/2            30 7/8
  Third Quarter ........................     44                32 1/2
  Second Quarter .......................     33 1/8            27 5/8
  First Quarter ........................     30                21 7/8

FISCAL 1993:
  Fourth Quarter .......................     26 3/4            20 1/4
  Third Quarter ........................     20 1/2            14 7/8
  Second Quarter .......................     16 1/4            11 1/2
  First Quarter ........................     15 3/8            11 1/8

 On March 31, 1994, the closing price for the Company's Common Stock on the New York Stock Exchange was 30 7/8. The Company currently has approximately 10,000 record stockholders.
 On May 26, 1994, the Company declared its regular, semi-annual cash dividend. The Company also increased the semi-annual dividend from $.07 to $.10 per share at that time. The Company has paid cash dividends in July and January of each year since July 1990.

ITEM 6. SELECTED FINANCIAL DATA
 The information set forth below gives effect to the restatement for the adoption in 1992 of AICPA Statement of Position 91-1, Software Revenue Recognition. It should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes included elsewhere in this annual report on Form 10-K.

                                          Year Ended March 31,
                           ---------------------------------------------
INCOME STATEMENT DATA      1994      1993      1992       1991      1990
                           ----      ----      ----       ----      ----
(in thousands, except per share amounts)
Revenue ............  $2,148,470 $1,841,008 $1,508,761 $1,300,558 $1,244,402
Net income .........     401,262    245,544    162,909    130,255    123,225
 - Per common share.  $     2.34 $     1.44 $      .92 $      .70 $      .66
Dividends declared
 per common share ..         .14        .10        .10        .10

                                           March 31,

BALANCE SHEET DATA         1994      1993       1992      1991      1990
                           ----      ----       ----      ----      ----
(in thousands)
Cash from operations  $  480,213 $  415,747 $  360,717 $  287,750 $ 183,257
Working capital          450,599    340,694    311,058    546,985   377,273
Total assets           2,491,605  2,348,819  2,168,862  1,515,944 1,385,667
Long-term debt (less
 current maturities)      71,381    166,714     40,804     24,611    26,089
Stockholders' equity   1,243,133  1,054,530    988,339    884,071   803,013


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
 Total revenues for fiscal year 1994 of $2.1 billion increased 17% over $1.8 billion for fiscal year 1993. Product revenues increased by 24% over the prior year's level. The increase in product revenue was primarily attributable to higher licensing fees on the mainframe and midrange platforms, and market acceptance of the Company's leading UNIX-based product, CA-UNICENTER, which is currently operational on several different platforms. Enterprise Licensing alternatives and less restrictive pricing options affording clients licensing flexibility also contributed to revenue growth, particularly for mainframe systems products. International revenues increased by 6% during fiscal year 1994. This increase, less than the 29% achieved by domestic operations, was adversely affected by foreign currency exchange rates and local economic conditions during 1994, as well as the later introduction of our UNIX-based offerings. Maintenance revenues in fiscal year 1994 increased 3%, or $21 million. Maintenance revenues continue to be negatively impacted by site consolidations which offset most of the incremental maintenance attributable to new licensing arrangements. Price changes did not have a material impact in either year.
 Selling, marketing and administrative expenses were 47% of revenue for fiscal year 1994, four percentage points less than the 51% experienced for fiscal 1993. The lower percentage for fiscal year 1994 reflects higher revenue achievement without a proportionate increase in operating and administrative costs. Fiscal year 1994 realized a full year of facilities cost savings associated with the Company's refinancing of its headquarters building which was completed in the latter half of fiscal year 1993, as well as lower personnel costs. Net product and development expenditures increased marginally for fiscal year 1994 over the prior year period. The minimal increase was primarily due to operating efficiencies and benefits inherent in the Company's CA90s developmental architecture. Commissions and royalties were unchanged at 5% of revenue for fiscal years 1994 and 1993. Commissions attributable to the increased product revenue were offset by the shift from direct marketing specialists to client service representatives. The latter's compensation is more heavily weighted to a fixed base salary than that of the marketing specialists. Depreciation and amortization expense, although relatively unchanged in absolute amount for fiscal years 1994 and 1993, the net of reduced amortization due to the expiration of the five year amortization period related to the Applied Data Research, Inc. ("ADR") acquisition offset by the reassessment of the current carrying value of certain other purchased software products. Net interest expense for fiscal year 1994 was $1.8 million, approximately $2.7 million less than net interest expense of $4.5 million in fiscal year 1993. The lower net expense was the result of higher average cash and marketable securities balances, lower average debt levels outstanding and lower borrowing costs. The higher debt levels for fiscal year 1993 were primarily the result of debt used to finance the Company's corporate headquarters building. Pre-tax income increased in fiscal year 1994 by $243 million, or from 21% to 29% when expressed as a percentage of total revenue. After-tax margins similarly improved in fiscal 1994 to 19% from 13%. These improvements were the result of the significant revenue increase without a corresponding increase in costs for reasons noted above. The consolidated fiscal year 1994 effective tax rate of 36% remained unchanged from fiscal year 1993. Full year net income and net income per share both increased by 63%.
 Total revenue for fiscal year 1993 of $1.8 billion increased 22% over $1.5 billion for fiscal year 1992. Product revenue increased by 27% over the prior year's level. The growth was attributable to higher licensing fee revenue across most platforms. In addition, products acquired during fiscal year 1992 benefitted from the Company's wider distribution channels for all of fiscal year 1993. In fiscal years 1992 and 1993, the Company began promoting its offerings on platforms other than that of IBM's mainframe MVS, VM and VSE platforms. UNIX-based products introduced during the last half of fiscal year 1993 received significant client and marketplace interest. During the latter part of fiscal year 1993, an Enterprise Licensing alternative was introduced to numerous clients. Enterprise Licensing, a less restrictive pricing approach, affords clients the opportunity to license products for use throughout their enterprise without the restrictions and upgrade costs of tier pricing. Although significant interest was shown in both UNIX-based products and Enterprise Licensing, neither had a material incremental impact on revenue during fiscal year 1993. Maintenance revenue increased primarily as a result of the commencement of maintenance from additional licenses added in prior periods. Price changes did not have a material impact in either year. Total international revenues grew in excess of 15% by exploiting the Company's expanded presence outside North America, and the introduction of new product offerings in locations where the Company was already well known. The slightly lower international growth rate than that of the prior year reflects the ongoing economic turmoil and currency dislocations experienced during fiscal year 1993, particularly in Western Europe, the Company's largest market outside North America.

 Selling, marketing and administrative expenses were 51% of revenue for fiscal year 1993 as opposed to 54% for fiscal year 1992. The lower percentage for fiscal year 1993 reflects the higher revenue achievement without a proportionate increase in fixed operating and administrative costs. Contributing to the improved percentage, fiscal year 1993 facilities costs declined as a result of the Company's refinancing of its headquarters' building. Management continues to emphasize expense control as a means of enhancing profitability. Net product and development expenditures increased by $17 million in fiscal year 1993 over the prior year, but declined from 13% to 11% when expressed as a percent of revenue. This decline reflects the operating efficiencies realized from prior company acquisitions and the benefits inherent in the Company's CA90s development architecture. These efficiencies are allowing the Company to not only enhance its existing products, but also invest in the development of products for the workstation and personal computer environments without significantly impacting profitability. Commissions and royalties were unchanged at 5% of revenue for fiscal years 1993 and 1992. Depreciation and amortization increased by $51 million in fiscal year 1993 versus fiscal year 1992 primarily due to the effect of a full year's amortization of the intangible assets related to companies acquired during fiscal year 1992, and additions to purchased software products during fiscal year 1993. Also contributing to the higher amortization expense in fiscal year 1993 was higher amortization of capitalized development costs resulting from the introduction of new products to the marketplace. Additional depreciation expense was incurred during fiscal year 1993 due to the aforementioned headquarters' building purchase. Net interest expense for fiscal year 1993 of $4.5 million, $10.5 million lower than in fiscal year 1992, was the direct result of lower average cash balances and higher average debt levels outstanding. The higher debt levels were primarily used to purchase the Company's corporate headquarters building. Pre-tax income increased in fiscal year 1993 by $117 million, or from 18% to 21% as a percent of revenue. After tax margins similarly improved in fiscal 1993 to 13% from 11% as a result of the changes noted above, and to a much lesser extent, a lower consolidated effective tax rate. The consolidated effective tax rate for fiscal year 1993 declined to 36% from 39% in fiscal year 1992. The decline was principally the result of using foreign tax credits. Net income per share increased by 57%. A reduction of 4% in the average shares outstanding during fiscal year 1993 contributed to this improvement.
 The Company's foreign subsidiaries operate as distributors for the products of the Company. As such, the subsidiaries pay royalties to the Company on revenue generated from the licensing of products. After payment of such royalties, these foreign subsidiaries had net income of $108,001,000, $74,841,000 and $59,321,000 in fiscal years 1994, 1993 and 1992, respectively. See Note 3 of Notes to Consolidated Financial Statements.
 The Company's products are designed to improve the productivity and efficiency of its clients' data processing resources. Accordingly, in a recessionary environment, the Company's products are often a reasonable economic alternative to customers faced with the prospect of incurring expenditures to increase their existing data processing resources. However, a general or global slowdown in the world economy could adversely affect the Company's operations.

SELECTED UNAUDITED QUARTERLY INFORMATION
(in thousands, except per share amounts)
- - --------------------------------------------------------------------------
1994 Quarterly Results     June 30   Sept.30   Dec.31    Mar.31     Total
- - ----------------------     -------   -------   ------    ------    -------
Revenue                   $423,382  $516,968  $574,380  $633,740  $2,148,470
Percent of total revenue        20%       24%       27%       29%        100%
Net income                  30,749    87,538   124,188   158,787     401,262
 - Per common share       $    .18  $    .51  $    .72  $    .93  $     2.34

- - --------------------------------------------------------------------------

1993 Quarterly Results     June 30   Sept.30   Dec.31    Mar.31     Total
- - ----------------------     -------   -------   ------    ------    -------
Revenue                   $367,475  $431,947  $501,525  $540,061  $1,841,008
Percent of total revenue        20%       24%       27%       29%        100%
Net income                  19,263    46,970    80,209    99,102     245,544
 - Per common share       $    .11  $    .28  $    .48  $    .57 $      1.44

 The Company has traditionally reported lower profit margins for the first two quarters of each fiscal year than those experienced in the third and fourth quarters. As part of the annual budget process, management establishes higher discretionary expense levels in relation to revenue for the first half of the year. Historically, the Company's combined third and fourth quarter revenues have been greater than the first half of the year, as these two quarters coincide with the clients' calendar year budget periods and the culmination of the Company's annual sales plan. These historically higher second half revenues have resulted in significantly higher profit margins since total expenses have not increased in proportion to revenue. However, past financial performance should not be considered to be a reliable indicator of future performance.
 The Company's future operating results may be affected by a number of factors, including but not limited to: uncertainties relative to global economic conditions; industry factors; the availability and cost of new products; the Company's ability to develop, manufacture, and license its products profitably; the Company's ability to successfully increase its market share in its core business while expanding its product base into other markets; the strength of its distribution channels; and the Company's ability to effectively manage expense growth relative to revenue growth.
 There have been no special marketing programs by the Company which have had a material effect on the revenue or net income of any given quarterly period.

FOREIGN CURRENCY EXCHANGE
 Approximately 46% of the Company's total revenue in fiscal year 1994, 50% in fiscal year 1993 and 52% in fiscal year 1992, was derived from sales outside of North America. The net income effect of foreign currency exchange rate fluctuations versus the U.S. Dollar on international revenues is largely offset to the extent expenses of the Company's international operations are incurred and paid for in the same currencies as those of its revenues.
 Economic uncertainty in major European markets caused a gradual strengthening of the U.S. Dollar during fiscal year 1994. The Company has mitigated its exposure to foreign currency translation adjustments by substantially offsetting assets denominated in foreign currencies with foreign currency liabilities. A foreign currency translation adjustment of $8 million was charged to Stockholders' Equity in fiscal year 1994.
During fiscal 1994 the net income effect of foreign exchange losses was $7 million.

LIQUIDITY AND CAPITAL RESOURCES
 The Company's ability to generate adequate cash to meet its needs is provided by cash flow from operations and available credit facilities. The Company increased its cash generated from operations by over $64 million during fiscal year 1994 primarily as a function of increased net income. Increases in current accounts receivable balances resulting from higher, particularly fourth quarter, fiscal year 1994 revenue were partially offset by higher taxes payable resulting from the improved net income levels, as well as higher accounts payable and accrued expense balances. Common Stock repurchases of $205 million and net long-term debt repayments of $108 million were significant uses of cash during fiscal 1994. The Company's cash flow is also affected by the mix of plans (initial license fee, annual and monthly payment options) selected by its clients and, to a lesser extent, by the mix of term versus one-time fee licenses.
 In 1994, the Company completed a multi-currency credit facility for its domestic and foreign subsidiaries denominated in U.S. and foreign currencies in the aggregate of $12 million. The facility was established to meet any short-term working capital requirements. In addition, the Company has a credit facility with a group of banks that permits the Company to borrow up to $250 million. Most borrowings under this agreement are subject to the London interbank rate ("LIBOR") plus 3/8%. The agreement calls for the maintenance of certain financial conditions and ratios. During fiscal year 1994, peak borrowings under these facilities were $50 million. The weighted average interest rate for these borrowings during the year was 4.6%. The comparable interest rate for borrowings during fiscal year 1993 was 4.9%, and peak borrowings were $200 million. At March 31, 1994, approximately $50 million was outstanding under these credit arrangements.
 During fiscal 1994, the Company restructured debt related to its Islandia, NY corporate headquarters by repaying all outstanding amounts under its four-year $175 million term loan facility. As part of this restructuring, the Company borrowed $51 million under a two-year term loan repayable in quarterly installments. Borrowings on the debt generally carry an interest rate of LIBOR plus 3/8%. In addition, in March 1994, the Company retired all outstanding UCCEL 7 1/4% Subordinated Debentures approximating $6 million.

 The Company believes that these sources of liquidity, plus existing cash and cash equivalents and current marketable securities balances of $368 million as of March 31, 1994, are adequate for its foreseeable operating needs.
 The Company completed the repurchase of 15 million shares under an August 1990 Common Stock Repurchase Program. In July 1992, the Company announced its intention to repurchase an additional 15 million shares of Common Stock. On May 12, 1993, the Board of Directors increased this authorization to a total of 25 million shares for general corporate purposes. Through May 26, 1994, the Company purchased 13.5 million shares under this program.
 The Company's capital resource commitments as of March 31, 1994, consisted of lease obligations for office space, computer equipment, a mortgage obligation and amounts due resulting from the acquisitions of products and companies. The Company intends to meet its capital resource commitments from its available funds. No significant commitments exist for future capital expenditures. See Notes 5, 6, 7 and 12 of Notes to Consolidated Financial Statements for details concerning commitments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
 The Financial Statements of the Company are listed in the Index to Financial Statements filed as part of this Form 10-K.
 The Supplementary Data specified by Item 302 of Regulation S-K as it relates to selected quarterly data is included in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." Information on the effects of changing prices is not required.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
 Not applicable.


                                 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
 Reference is made to the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year for information concerning directors and to Part I, page 7, of this Annual Report on Form 10-K for information concerning executive officers under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION
 Reference is made to the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year for information concerning executive compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Reference is made to the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year for information concerning security ownership of each person known by the Company to own beneficially more than 5% of the Company's outstanding shares of Common Stock, of each director of the Company and all executive officers and directors as a group.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
 Reference is made to the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year for information concerning certain relationships and related transactions.

PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a)(1)The Registrant's financial statements together with a separate table of contents are annexed hereto.
   (2)Financial Statement Schedules are listed in the separate table of contents annexed hereto.
   (3)Exhibits

 REGULATION S-K
 EXHIBIT NUMBER
 --------------
  3(i)(a)    Restated Certificate of     Previously filed as Exhibit 3.1
              Incorporation              to the Company's Registration
                                         Statement on Form S-1 (Registration
                                         No. 2-74618) and incorporated herein
                                         by reference.

  3(i)(b)    Certificate of Amendment    Previously filed as Exhibit 3.2 to
             of the Restated             the Company's Registration
             Certificate of              Statement on Form S-1 (Registration
             Incorporation               No. 2-84239) and Incorporated herein
                                         by reference.


  3(i)(c)    Certificate of Amendment    Previously filed on Form 8 dated
             of the Restated             January 22, 1986 to Form 10-Q for
             Certificate of              fiscal quarter ended September 30,
             Incorporation               1985, and incorporated herein by
                                         reference.

  3(i)(d)    Certificate of Amendment    Previously filed as Exhibit 3(d) to
             of the Restated             the Company's Annual Report on Form
             Certificate of              10-K for the fiscal year ended March

             Incorporation               31, 1988 (File No. 0-10180) and
                                         incorporated herein by reference.

  3(i)(e)    Certificate of Amendment    Previously filed as Exhibit 3(e) to
             of the Restated             the Company's Annual Report on Form
             Certificate of              10-K for the fiscal year ended March

             Incorporation               31, 1990 (File No. 0-10180) and
                                         incorporated herein by reference.

  3(ii)      By-Laws                     Previously filed as an Exhibit to
                                         the Company's Form 10-Q for fiscal
                                         quarter ended September 30, 1993
                                         (File No. 0-10180) and incorporated
                                         herein by reference.

  4(a)       Indenture dated as of       Previously filed as Exhibit 4.1 to
             March 1, 1987 between       On-Line Software International,
             On-Line Software            Inc.'s Registration Statement on
             International, Inc. and     Form S-2 (No. 33-12488) and
             Manufacturers Hanover       incorporated herein by reference.
             Trust Company with respect
             to the 6 1/4% Convertible
             Subordinated Debentures due
             2002 of the Company's
             wholly owned subsidiary.

  4(b)       Supplemental Indenture      Previously filed as Exhibit A to the
             dated as of September 25,   Company's Annual Report on Form 10-K
             1991 between On-Line        for the fiscal year ended March 31,
             Software International,Inc. 1992 (File No. 0-10180) and
             and Manufacturers Hanover   incorporated herein by reference.
             Trust Company with respect
             to the 6 1/4% Convertible
             Subordinated Debentures due
             2002 of the Company's wholly
             owned subsidiary.

 REGULATION S-K
 EXHIBIT NUMBER
 --------------
  4(c)       Certificate of Designation  Previously filed as Exhibit 3 to the
             of Series One Junior        Company's Current Report on Form 8-K
             Participating Preferred     dated June 18, 1991 and
             Stock, Class A of the       incorporated herein by reference.
             Company.

  4(d)       Rights Agreement dated as   Previously filed as Exhibit 4 to the
             of June 18, 1991 between    Company's Current Report on Form 8-K
             the Company and             dated June 18, 1991 and
             Manufacturers Hanover       incorporated herein by reference.
             Trust Company.

  4(e)       1981 Incentive Stock Option Previously filed as Exhibit 10.5 to
             Plan.                       the Company's Registration Statement
                                         on Form S-1 (Registration 2-74618)
                                         and incorporated herein by
                                         reference.

  4(f)       1987 Non-Statutory Stock    Previously filed as Appendix C to
             Option Plan.                the Company's definitive Proxy
                                         Statement dated July 1, 1987 and
                                         incorporated herein by reference.

  4(g)       Amendment No. 1 to the 1987 Filed herewith.
             Non-Statutory Stock Option
             Plan dated October 20, 1993.

  4(h)       1991 Stock Incentive Plan,  Previously filed as Exhibit A to the
             as amended by Amendment     Company's definitive Proxy Statement
             No. 1 thereto.              dated July 11, 1991 and incorporated
                                         herein by reference.

  4(i)       Amendment No. 2 to the      Filed herewith.
             1991 Stock Incentive Plan
             dated October 20, 1993.

  4(j) 1993 Stock Option Plan for Previously filed as Annex 1 to the for Non-Employee Directors. Company's definitive Proxy Statement dated July 7, 1993 and incorporated
                                         herein by reference.

  4(k)       Amendment No. 1 to the      Filed herewith.
             1993 Stock Option Plan for
             Non-Employee Directors
             dated October 20, 1993.

  4(l)       The Company's 401(k)        Filed herewith.
             Excess Benefit Plan
             dated January 1, 1993.

  4(m)       Amendment No. 1 to the      Filed herewith.
             Company's 401(k) Excess
             Benefit Plan dated March
             30, 1994.

  4(n)       The Company's 401(k)        Filed herewith.
             Restoration Plan dated
             March 31, 1994.

  10(a)      Agreement of Lease, dated   Previously filed as Exhibit 2 to the
             July 20, 1989, between      Company's Form 8 Report dated August
             Islandia Centre Associates  9, 1989 and incorporated herein by
             and the Company.            reference.

 REGULATION S-K
 EXHIBIT NUMBER
 --------------
  10(b)      Credit Agreement, dated     Previously filed as an Exhibit to
             December 9, 1991, among     the Company's Quarterly Report on
             the Company, various banks  Form 10-Q for the fiscal quarter and financial institutions  ended December 31, 1991 (File No.
             and Credit Suisse, as       0-10180) and incorporated herein by
             agent.                      reference.

  10(c)      Amendment No. 1 dated       Previously filed as an Exhibit (b)
             November 13, 1992 to Credit to the Company's Schedule 14D-1
             Agreement among the         dated May 25, 1994 (File No.
             Company, various banks and  5-34725) and incorporated herein by
             Financial Institutions and  reference.
             Credit Suisse, as agent.

  10(d)      Amendment No. 2 dated       Previously filed as an Exhibit (b)
             July 30, 1993 to Credit     to the Company's Schedule 14D-1
             Agreement among the         dated May 25, 1994 (File No.
             Company, various banks and  5-34725) and incorporated herein by
             Financial Institutions and  reference.
             Credit Suisse, as agent.

  10(e)      Unsecured Term Loan         Previously filed as an Exhibit to
             Agreement dated December    the Company's Quarterly Report on
             20, 1993, between the       Form 10-Q for the fiscal quarter
             Company and Credit Suisse,  ended December 31, 1993 (File No.
             as agent.                   0-10180) and incorporated herein by
                                         reference.

  10(f)      Buy-Sell Agreement dated    Previously filed as Exhibit 2 to the
             October 30, 1992, between   Company's Current Report on Form 8-K
             the Company and The         dated November 24, 1992 and
             Prudential Insurance        incorporated herein by reference.
             Company of America.

  21         Subsidiaries of the         Filed herewith.
             Registrant.
  23         Consent of Ernst & Young.   Filed herewith.


(b)Reports on Form 8-K.
   There were no current reports on Form 8-K filed during the fiscal quarter ended March 31, 1994.
(c)Exhibits: See Index to Exhibits.
(d)Financial Statement Schedules: The response to this portion of Item 14 is submitted as a separate section of this report.

 For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, as amended, the undersigned Registrant hereby undertakes as set forth in the following paragraph, which undertaking shall be incorporated by reference into Registrant's Registration Statements on Form S-8 Nos. 33-53572 (filed October 22, 1992), 33-34607 (filed April 27, 1990), 33-18322 (filed December
4, 1987), 33-20797 (filed December 19, 1988), 2-92355 (filed July 23, 1984),
2-87495 (filed October 28, 1983) and 2-79751 (filed October 6, 1982).
 Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the Registrant pursuant to the foregoing provisions, or otherwise, the Registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Registrant of expenses incurred or paid by a director, officer or controlling person of the Registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                           SIGNATURES
  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      COMPUTER ASSOCIATES INTERNATIONAL, INC.

                                      By     /s/ CHARLES B. WANG
                                        -----------------------------------
                                                 Charles B. Wang
                                                    Chairman
                                            Chief Executive Officer


                                      By     /s/ PETER A. SCHWARTZ
                                        ----------------------------------
                                                Peter A. Schwartz
                                          Senior Vice President-Finance
                                   Principal Financial and Accounting Officer

Dated: May 27, 1994

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

            Name                                         Title
           ------                                       -------

     /s/ CHARLES B. WANG                                Chairman
   --------------------------                         and Director
        Charles B. Wang
    /s/ SANJAY KUMAR                                    Director
  --------------------------
        Sanjay Kumar

    /s/ RUSSELL M. ARTZT                                Director
  --------------------------
        Russell M. Artzt

    /s/ IRVING GOLDSTEIN                                Director
  --------------------------
        Irving Goldstein

    /s/ RICHARD A. GRASSO                               Director
  --------------------------
        Richard A. Grasso

    /s/ EDWARD C. LORD                                  Director
  --------------------------
        Edward C. Lord, III

    /s/ GARY E. MARTINELLI                              Director
  --------------------------
        Gary E. Martinelli

   /s/ WILLEM F. P. de VOGEL                            Director
  ---------------------------
       Willem F. P. de Vogel


Dated: May 27, 1994

        COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                          ISLANDIA, NEW YORK

                         ----------------------

                       ANNUAL REPORT ON FORM 10-K
             ITEM 8, ITEM 14(A)(1) AND (2) AND ITEM 14(d)

                         ----------------------

                     LIST OF FINANCIAL STATEMENTS AND
                      FINANCIAL STATEMENT SCHEDULES

                         -----------------------

                        FINANCIAL STATEMENTS AND
                     FINANCIAL STATEMENT SCHEDULES

                         ------------------------

                        YEAR ENDED MARCH 31, 1994

                                                                  Page


 The following consolidated financial statements of Computer Associates International, Inc. and subsidiaries are included in Item 8:

Report of Independent Auditors                                     18
Consolidated Statements of Income-Years
 Ended March 31, 1994, 1993 and 1992                               19

Consolidated Balance Sheets-March 31, 1994 and 1993                20

Consolidated Statements of Stockholders' Equity-Years
 Ended March 31, 1994, 1993 and 1992                               22
Consolidated Statements of Cash Flows-Years Ended
 March 31, 1994, 1993 and 1992                                     23
Notes to Consolidated Financial Statements                         24


 The following consolidated financial statement schedules of Computer Associates International, Inc. and subsidiaries are included in Item 14(d):

Schedule VIII-Valuation and Qualifying Accounts                   32

Schedule X-Supplementary Income Statement Information             33

  With the exception of Schedule IX, all other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted. The information required in
Schedule IX has been incorporated herein by reference to Management's Discussion and Analysis of Financial Condition and Results of Operations.

                       REPORT OF INDEPENDENT AUDITORS



Stockholders and Board of Directors
Computer Associates International, Inc.

  We have audited the accompanying consolidated balance sheets of Computer Associates International, Inc. and subsidiaries as of March 31, 1994 and 1993, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1994. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

 We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Computer Associates International, Inc. and subsidiaries at March 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




                                                                ERNST & YOUNG
New York, New York
May 26, 1994


        COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME

                                                 Year Ended March 31,
                                             1994        1993        1992
                                           --------    --------    --------
                                     (In thousands, except per share amounts)
Product revenue and other related income. $1,455,675  $1,169,519  $  923,990
Maintenance fees ........................    692,795     671,489     584,771


                TOTAL REVENUE              2,148,470   1,841,008   1,508,761

Costs and Expenses:
 Selling, marketing and administrative ..  1,000,682     940,137     820,385
 Product development and enhancements ...    211,273     207,365     190,324
 Commissions and royalties ..............    101,410      98,302      81,006
 Depreciation and amortization ..........    206,317     207,006     156,257
 Interest expense (income), net .........      1,816       4,535      (6,277)


     TOTAL COSTS AND EXPENSES              1,521,498   1,457,345   1,241,695


Income before income taxes ..............    626,972     383,663     267,066
Income taxes ............................    225,710     138,119     104,157


                   NET INCOME             $  401,262  $  245,544  $1,162,909



  NET INCOME PER COMMON SHARE             $     2.34  $     1.44  $      .92



Weighted average common shares
used in computation .....................   171,428      170,354     177,982



See Notes to Consolidated Financial Statements.


          COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                                        March 31,
ASSETS                                              1994         1993
                                                  --------     --------
                                                 (Dollars in thousands)
CURRENT ASSETS
 Cash and cash equivalents ..................   $  133,127    $   79,483
 Marketable securities ......................      235,071       149,017
 Trade and installment accounts receivable ..      594,854       596,608
 Inventories and other current assets .......       36,169        43,812
                                                ----------    ----------

                     TOTAL CURRENT ASSETS          999,221       868,920


INSTALLMENT ACCOUNTS RECEIVABLE,
 due after one year .........................      626,923       410,009



PROPERTY AND EQUIPMENT
 Land and buildings .........................      254,797       231,742
 Computer equipment .........................      112,808       125,954
 Furniture, fixtures and equipment ..........      120,241       125,262
 Leasehold improvements .....................       37,514        42,347
                                                ----------    ----------
                                                   525,360       525,305
Allowance for depreciation and amortization        220,770       214,713
                                                ----------    ----------

             TOTAL PROPERTY AND EQUIPMENT          304,590       310,592



PURCHASED SOFTWARE PRODUCTS, net of accumulated
 amortization of $737,049 and $590,279 ......      259,290       404,106



EXCESS OF COST OVER NET ASSETS ACQUIRED,
 net of accumulated amortization
 of $43,720 and $30,262 .....................      201,665       243,085



OTHER ASSETS ................................       99,916       112,107
                                                ----------    ----------

                             TOTAL ASSETS       $2,491,605    $2,348,819
                                                ==========    ==========



See Notes to Consolidated Financial Statements.

        COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

                                                        March 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                1994         1993
                                                  --------     --------
                                                 (Dollars in thousands)
CURRENT LIABILITIES
 Loans payable-banks .........................  $   50,000    $   25,000
 Accounts payable ............................      75,343        56,885
 Salaries, wages and commissions .............      73,079        47,423
 Accrued expenses and other liabilities ......     108,508       163,424
 Taxes, other than income taxes ..............      37,802        42,058
 Federal, state and foreign income taxes payable   124,696       106,956
 Deferred income taxes .......................      51,019        39,385
 Current portion of long-term debt ...........      28,175        47,095
                                                  --------      --------

                TOTAL CURRENT LIABILITIES          548,622       528,226

LONG-TERM DEBT, net of current portion .......      71,381       166,714

DEFERRED INCOME TAXES ........................     298,914       256,577

DEFERRED MAINTENANCE REVENUE .................     329,555       342,772



STOCKHOLDERS' EQUITY
 Common Stock, $.10 par value, 500,000,000 shares
  authorized,  186,941,259 shares issued .....      18,694        18,687
 Additional paid-in capital ..................     519,091       515,071
 Retained earnings ...........................   1,115,975       737,915
 Equity adjustment ...........................     (16,217)       (8,564)
 Treasury stock, at cost-23,892,483 shares for
 1994 and 19,034,139 shares for 1993 .........    (394,410)     (208,579)
                                                  --------      --------

               TOTAL STOCKHOLDERS' EQUITY        1,243,133     1,054,530
                                                  --------      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $2,491,605    $2,348,819
                                                 =========     =========



See Notes to Consolidated Financial Statements.


         COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                         Additional                                            Total
                               Common     Paid-In     Retained     Equity       Treasury    Stockholders'
                                Stock     Capital     Earnings   Adjustment       Stock        Equity
                              --------   ---------    --------   ----------      -------     ----------
                                                        (Dollars in thousands)
Balance at March 31, 1991     $18,687     $517,201    $ 364,436     $20,090      $(36,343)  $  884,071
 Net income ...............                             162,909                                162,909
 Dividends declared
  ($.10 per share) ........                             (17,819)                               (17,819)
 Exercise of Common Stock
  options and other .......                   (881)                                 2,325        1,444
 Translation adjustment
  in 1992 .................                                           3,194                      3,194
 Purchases of treasury
  stock ...................                                                       (45,460)     (45,460)
                            ---------    ---------    ---------   ---------     ----------   ----------
Balance at March 31, 1992      18,687      516,320      509,526      23,284       (79,478)     988,339
 Net income ...............                             245,544                                245,544
 Dividends declared
  ($.10 per share) ........                             (17,155)                               (17,155)
 Exercise of Common Stock
  options and other .......                 (1,249)                                 6,941        5,692
 Translation adjustment
  in 1993 .................                                         (31,848)                   (31,848)
 Purchases of treasury
  stock ...................                                                      (136,042)    (136,042)
                            ---------    ---------   ----------   ----------    ----------   ----------
Balance at March 31, 1993      18,687      515,071      737,915      (8,564)     (208,579)   1,054,530
 Net income ...............                             401,262                                401,262
 Dividends declared
  ($.14 per share) ........                             (23,202)                               (23,202)
 Exercise of Common Stock
  options and other .......         7         (349)                                13,843       13,501
 401(k) discretionary
  contribution ............                  4,369                                  5,025        9,394
 Translation adjustment
  in 1994 .................                                          (8,293)                    (8,293)
 Net change attributable to
  unrealized gain on
   marketable  securities .                                             640                        640
 Purchases of treasury
  stock ...................                                                      (204,699)    (204,699)
                            ---------    ---------   ----------   ----------    ----------   ----------
Balance at March 31, 1994     $18,694     $519,091   $1,115,975    $(16,217)(1) $(394,410)  $1,243,133



(1) Represents foreign currency translation adjustment of $(16,857,000) and unrealized gain on marketable securities of $640,000.

See Notes to Consolidated Financial Statements.

           COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Year Ended March 31,
                                                   1994     1993      1992
                                                  ------   ------    ------
                                                    (Dollars in thousands)
OPERATING ACTIVITIES:
 Net income ...................................  $401,262  $245,544  $162,909
 Adjustments to reconcile net income to .......
  net cash provided by operating activities:
 Depreciation and amortization ................   206,317   207,006   156,257
 Provision for deferred income taxes ..........    60,469    27,679    53,318
 Increase in noncurrent installment
  accounts receivable, net ....................  (226,785)  (93,717)  (68,933)
 (Decrease) increase in deferred
  maintenance revenue .........................    (8,064)   29,458    39,517
 Foreign currency transaction loss-before
  taxes .......................................    10,421    11,020     7,157
 Changes in other operating assets and
  liabilities, net of effects of acquisitions:
   (Increase) decrease in trade and
    installment receivables ...................   (30,357)  (64,371)   28,067
   Other changes in operating assets and
    liabilities ...............................    66,950    53,128   (17,575)
                                                 --------  --------  --------
    NET CASH PROVIDED BY OPERATING ACTIVITIES     480,213   415,747   360,717

INVESTING ACTIVITIES:
 Acquisitions, primarily purchased software,
  marketing rights and intangibles ............    (3,923)  (65,271) (412,500)
 Purchases of property and equipment ..........   (28,637) (221,857)  (15,130)
 Purchases of noncurrent marketable securities.    (4,700)  (10,250)  (52,340)
 Sales of noncurrent marketable securities ....    17,683     8,759    51,352
 Purchases of current marketable securities ...  (164,776) (171,550) (355,341)
 Sales of current marketable securities .......    78,722   230,702   355,584
 Increase in capitalized development
  costs and other .............................   (15,471)  (18,149)  (25,075)
                                                 --------  --------  --------
    NET CASH USED IN INVESTING ACTIVITIES        (121,102) (247,616) (453,450)

FINANCING ACTIVITIES:
 Dividends ....................................   (23,202)  (17,155)  (17,819)
 Purchases of treasury stock ..................  (204,699) (136,042)  (45,460)
 Proceeds from loans payable-banks ............   100,000   200,000   480,000
 Repayments of loans payable-banks ............   (75,000) (375,000) (280,000)
 Issuances of long-term debt ..................    81,676   189,104
 Repayments of long-term debt .................  (189,225)  (16,084)  (20,120)
 Exercise of common stock options and other ...    11,611     5,692     1,444
                                                 --------  --------  --------
    NET CASH (USED IN) PROVIDED BY
     FINANCING ACTIVITIES                        (298,839) (149,485)  118,045

INCREASE IN CASH AND CASH EQUIVALENTS BEFORE
 EFFECT OF EXCHANGE RATE CHANGES ON CASH .....     60,272    18,646    25,312

Effect of exchange rate changes on cash ......     (6,628)  (13,444)   (5,387)
                                                 --------  --------  --------
INCREASE IN CASH AND CASH EQUIVALENTS ........     53,644     5,202    19,925

CASH AND CASH EQUIVALENTS AT BEGINNING OF
  YEAR .......................................     79,483   374,281    54,356
                                                 --------  --------  --------
CASH AND CASH EQUIVALENTS AT END OF YEAR .....   $133,127 $  79,483  $ 74,281
                                                 ========  ========  ========



       COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements are those of Computer Associates International, Inc. and subsidiaries (the "Company"). Significant intercompany items and transactions have been eliminated in consolidation. The Company has various investments which it accounts for under the equity method of accounting. These investments are not significant either individually or when considered collectively. The Company's net activity for such investments is reflected in selling, marketing and administrative expense.

Basis of Revenue Recognition: Product license fee revenue is recognized after both acceptance by the client and delivery of the product. Maintenance revenue, whether bundled with product license or priced separately, is recognized ratably over the maintenance period. Accounts receivable resulting from product sales with extended payment terms are discounted to present value using the rate which approximates the Company's cost of funds. The amounts of the discount credited to operations for the years ended March 31, 1994, 1993 and 1992 were $121,200,000, $109,985,000 and $90,077,000, respectively.

Marketable Securities: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company has adopted early implementation of Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FASB 115"). The Company has evaluated its investment policies and determined that all of its investment securities are to be classified as available-for-sale.Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders' Equity under the caption Equity Adjustment. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

Property and Equipment: Land, buildings, computer equipment, furniture, fixtures and equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided over the estimated useful lives of the assets by the straight-line method.

Intangibles: Excess of costs over net assets acquired are being amortized by the straight-line method over 20 years. Cost of purchased software and acquired rights to market software products, and software development costs (costs incurred after development of a working model or a detailed program design) are capitalized and amortized by the straight-line method over five years or the product's useful economic life, whichever is less, commencing with product release. During fiscal year 1994, approximately $17 million was charged to depreciation and amortization expense as a result of a reassessment of the current carrying value of certain of the Company's purchased software products. Unamortized capitalized development costs included in other assets at March 31, 1994 and 1993 were $62,154,000 and $61,331,000, respectively. Amortization of capitalized development costs was $14,502,000, $15,969,000 and $11,985,000 for the fiscal years ended March 31,
1994, 1993 and 1992, respectively.

Net income per share: Net income per share of Common Stock is computed by dividing net income by the weighted average number of common shares and any dilutive common share equivalents outstanding. Fully diluted net income per share for fiscal 1994, 1993 and 1992 is not materially different from net income per share.

       COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Statement of Cash Flows: Interest payments for the years ended March 31, 1994, 1993 and 1992 were $13,190,000, $12,537,000 and $8,716,000, respectively. Income taxes paid for these fiscal years were $139,260,000, $60,715,000 and $28,787,000, respectively.

Translation of Foreign Currencies: In translating financial statements of foreign subsidiaries, all assets and liabilities are translated using the exchange rate in effect at the balance sheet date. All revenue, costs and expenses are translated using an average exchange rate. Net income includes exchange losses of approximately $6,669,000 in 1994, $7,053,000 in 1993 and $4,366,000 in 1992.



NOTE 2 - INVESTMENTS

The following is a summary of cash equivalents and current marketable securities classified as "available-for-sale" securities as required by FASB 115:

                                           Gross        Gross      Estimated
                                         Unrealized   Unrealized      Fair
                                Cost       Gains        Losses       Value
                           ------------  ----------  ----------  ------------
U.S. corporate securities. $  4,215,000  $           $  46,000   $  4,169,000
Other debt securities ....  270,706,000   1,505,000    819,000    271,392,000
                           ------------  ----------  ----------  ------------
   Total Debt Securities   $274,921,000  $1,505,000  $ 865,000   $275,561,000

Of the Total Debt Securities shown above, Cash and Cash Equivalents include other debt securities with a Cost of $40,461,000, Gross Unrealized Gains of $29,000 and Estimated Fair Value of $40,490,000.

Fiscal 1994 gross realized gains on sales of available-for-sale securities totaled $67,000, and gross realized losses totaled $27,000. The net adjustment for unrealized holding gains on available-for-sale securities included in stockholders' equity totaled $640,000.

The amortized cost and estimated fair value of debt securities at March 31, 1994, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                            Estimated
                                          Cost             Fair Value
                                      ------------        ------------
Available-for-Sale:
 Due in one year or less ...........  $ 79,322,000        $ 79,494,000
 Due in one through three years ....   111,386,000         112,205,000
 Due in three through five years ...    78,017,000          77,643,000
 Due after five years ..............     6,196,000           6,219,000
                                      ------------        ------------
             Total Debt Securities    $274,921,000        $275,561,000


       COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Note 3 - GEOGRAPHIC AREA INFORMATION AND FOREIGN OPERATIONS


                            United States  Foreign (a) Eliminations   Total
                            -------------  ----------- ------------  -------
                                           (Dollars in thousands)
1994:
 Revenue:
  To unaffiliated customers    $1,089,549  $1,058,921              $2,148,470
  Between geographic areas (b)    223,906              $(223,906)
                               ----------  ----------  ----------  ----------
             Total Revenue      1,313,455   1,058,921   (223,906)   2,148,470

 Net income                       293,261     108,001                 401,262
 Identifiable assets            1,870,566     997,204   (376,165)   2,491,605
 Total liabilities                878,749     745,888   (376,165)   1,248,472

1993:
 Revenue:
  To unaffiliated customers    $  846,312    $994,696              $1,841,008
  Between geographic areas (b)    242,328              $(242,328)
                               ----------  ----------  ----------  ----------
             Total Revenue      1,088,640     994,696   (242,328)   1,841,008

 Net income                       170,703      74,841                 245,544
 Identifiable assets            1,840,587     889,174   (380,942)   2,348,819
 Total liabilities                968,713     706,518   (380,942)   1,294,289

1992:
 Revenue:
  To unaffiliated customers    $  660,660    $848,101              $1,508,761

  Between geographic areas (b)    201,190              $(201,190)
                               ----------  ----------  ----------  ----------
             Total Revenue        861,850     848,101   (201,190)   1,508,761

 Net income                       103,588      59,321                 162,909
 Identifiable assets            1,748,636     766,885   (346,659)   2,168,862
 Total liabilities                924,005     603,177   (346,659)   1,180,523



(a)The Company operates wholly owned subsidiaries in 29 foreign countries, including Canada, Europe (17), South America (2) and the Pacific Rim (9).

(b)Represents royalties from foreign subsidiaries generally determined as a percentage of certain amounts invoiced to customers.

For the years ended March 31, 1994, 1993 and 1992, $42,578,000, $40,967,000
and $30,020,000, respectively, of export sales to unaffiliated customers are included in United States revenue.

       COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE 4 - TRADE AND INSTALLMENT ACCOUNTS RECEIVABLE

Trade and installment accounts receivable consist of the following:

                                                    March 31,
                                                1994          1993
                                               ------        ------
                                              (Dollars in thousands)
Current receivables                           $971,406      $934,808
Less: Allowance for uncollectible amounts     (134,581)     (138,925)
   Unamortized discount and maintenance fees  (241,971)     (199,275)
                                              ---------     ---------
                                              $594,854      $596,608
                                              =========     =========


Non-current receivables                       $975,758      $647,055
Less: Allowance for uncollectible amounts      (11,800)      (10,600)
   Unamortized discount and maintenance fees  (337,035)     (226,446)
                                              ---------     ---------
                                              $626,923      $410,009
                                              =========     =========

The provisions for uncollectible amounts for the years ended March 31, 1994, 1993 and 1992 were $90,068,000, $86,884,000 and $136,172,000, respectively, and are included in selling, marketing and administrative expenses.

NOTE 5 - DEBT

The largest component of the debt obligations is a two year, $51 million unsecured term loan with $45 million outstanding at March 31, 1994. This debt is subject to interest primarily at the prevailing London interbank rate plus 3/8% and is payable in quarterly installments. The Company's fixed rate debt obligations carry annual interest rates ranging from 6 1/4% to 7 1/2%. The fair market value of long-term debt approximates its carrying value. The carrying value of assets pledged against long-term debt was $54 million and $205 million in 1994 and 1993, respectively.

The Company has an agreement with a group of banks, renewable annually, to provide up to $250 million of unsecured financing, subject to interest primarily at the prevailing London interbank rate plus 3/8%. At March 31, 1994 and 1993, $50 million and $25 million, respectively, were outstanding under this arrangement. The Company has entered into a $12 million unsecured multi-currency credit facility. The facility was established to meet any short-term working capital requirements and can be drawn upon, up to a predefined limited, by most subsidiaries. There were no amounts drawn at March 31, 1994.

The maturities of long-term debt outstanding for the five fiscal years noted are as follows: 1995-$28,175,000; 1996-$22,371,000; 1997-$3,131,000; 1998-
$3,669,000; and 1999-$4,159,000.

Interest expense for the years ended March 31, 1994, 1993 and 1992 was $13,145,000, $16,873,000, and $9,755,000, respectively, and is netted with interest income.

       COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 6 - LEASES

The Company leases real estate and certain data processing and other equipment with lease terms expiring through 2004. The leases are operating leases and generally provide for renewal options and additional rental based on escalation in operating expenses and real estate taxes. The Company had no material capital leases at March 31, 1994.

Rental expense under operating leases for the years ended March 31, 1994, 1993 and 1992 was $89,829,000, $121,939,000 and $123,744,000, respectively.
Future minimum lease payments are: 1995-$70,764,000; 1996-$52,916,000; 1997-
$38,016,000; 1998-$31,901,000; 1999-$18,703,000; and thereafter-$59,592,000.


NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company, various subsidiaries and certain current and former officers and directors have been named as defendants in several civil lawsuits alleging a number of separate violations of federal securities laws. The Company believes that the facts do not support the plaintiffs' claims and intends to vigorously contest each of them.

The Company was a defendant and counterclaim plaintiff in a suit brought by Electronic Data Systems Corporation ("EDS") on January 9, 1992 in the United States District Court for the Northern District of Texas, Dallas Division in which the parties alleged among other things: breaches of licensing agreements, misuse of copyright, interference with business relationships, fraud and violations of the antitrust laws. The parties settled the dispute on May 17, 1994 and on May 19, 1994 the Court entered an order dismissing the case with prejudice. At the time of the settlement EDS signed a long-term licensing agreement.


NOTE 8 - INCOME TAXES

The amounts of income before income taxes attributable to domestic and foreign operations are as follows:

                                       YEAR ENDED MARCH 31,
                                     1994       1993       1992
                                     ----       ----       ----
                                     (Dollars in thousands)
Domestic                           $453,647   $239,569   $156,146
Foreign                             173,325    144,094    110,920
                                   --------   --------   --------
                                   $626,972   $383,663   $267,066
                                   ========   ========   ========

       COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE 8 - INCOME TAXES (CONTINUED)

The provision for income taxes consists of the following:

                                        Year Ended March 31,
                                     1994       1993        1992
                                     ----       ----        ----
                                       (Dollars in thousands)
Current:
 Federal                          $123,897   $ 63,401    $ 21,518
 State                              16,523     17,397       5,007
 Foreign                            24,821     29,642      24,314
                                  --------   --------    --------
                                   165,241    110,440      50,839
                                  --------   --------    --------


Deferred:
 Federal                            14,049    (14,440)     20,212
 State                               5,917      2,508       5,821
 Foreign                            40,503     39,611      27,285
                                  --------   --------    --------
                                    60,469     27,679      53,318
                                  --------   --------    --------


Total:
 Federal                           137,946     48,961      41,730
 State                              22,440     19,905      10,828
 Foreign                            65,324     69,253      51,599
                                  --------   --------    --------
                                  $225,710   $138,119    $104,157
                                  ========   ========    ========


Under Financial Accounting Standards Board Statement No. 109, deferred income taxes have been provided for the differences between financial statement and tax basis of assets and liabilities. The cumulative impact of temporary differences, primarily due to the modified accrual basis (approximately 82% in 1994 and 60% in 1993 of total deferred income taxes), purchase accounting adjustments (approximately 23% in 1994 and 40% in 1993), net capitalized development costs (approximately 6% in 1994 and 7% in 1993) and receivable reserves ( a deferred tax asset of approximately 10% in 1994 and 12% in 1993) is shown on the Consolidated Balance Sheets under the captions
"Deferred Income Taxes."
The provision for income taxes is reconciled to the tax provision computed at the federal statutory rate as follows:

                                                  Year Ended March 31,
                                                1994      1993       1992
                                                ----      ----       ----
                                                  (Dollars in thousands)
Statutory rate                                $219,440  $130,445   $ 90,803
State taxes, net of federal tax effect          14,586    13,137      7,146
Difference between foreign and federal
 tax rates                                       2,368     8,339      8,845
Foreign tax credit                              (7,093)  (10,071)
Other, net                                      (3,591)   (3,731)    (2,637)
                                              --------  --------   --------
                                              $225,710  $138,119   $104,157
                                              ========  ========   ========


       COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE 9 - EMPLOYEE INCENTIVE STOCK OPTION PLAN AND NON-QUALIFIED STOCK OPTION
         PLAN

The Company has a 1981 Incentive Stock Option Plan (the "1981 Plan") pursuant to which options to purchase up to 8,000,000 shares of Common Stock of the Company were available for grant to employees (including officers of the Company). The 1981 Plan expired on October 23, 1991. Therefore, from and after that date no new options can be granted under the 1981 Plan. Pursuant to the 1981 Plan, the exercise price could not be less than the fair market value of each share at the date of grant. The option period could not exceed ten years. Options granted thereunder may be exercised in annual increments commencing one year after the date of grant and become fully exercisable after the expiration of five years. Options for 934,887 of 2,078,106 outstanding under the 1981 Plan were exercisable at March 31, 1994 at $2.06
- - - $13.82 per share.

The Company has a 1987 Non-Statutory Stock Option Plan (the "1987 Plan") pursuant to which options to purchase up to 5,000,000 shares of Common Stock of the Company may be granted to select salaried officers and key employees of the Company. Pursuant to the 1987 Plan the exercise price shall not be less than the fair market value of each share at the date of the grant. The option period shall not exceed twelve years. Each option may be exercised only in accordance with a vesting schedule established by the Company's Stock Option Committee. As of March 31, 1994, 9,000 shares of the Company's Common Stock were available for future grants. 2,694,250 of the 4,779,250 options which are outstanding under the 1987 Plan were exercisable as of that date. These options are exercisable at $7.50 - $14.38 per share.

The Company's 1991 Stock Incentive Plan (the "1991 Plan") provides that stock appreciation rights and/or options, both qualified and non-statutory, to purchase up to 10,000,000 shares of Common Stock of the Company may be granted to employees (including officers of the Company) under conditions similar to the 1981 Plan. As of March 31,1994, no stock appreciation rights have been granted under this plan and 3,458,724 options have been granted. 86,444 of the 3,358,058 options which are outstanding under the 1991 Plan were exercisable at that date. These options are exercisable at $11.25 - $25.63 per share.

The 1993 Stock Option Plan for Non-Employee Directors (the "1993 Plan") provides for non-statutory options to purchase up to 100,000 shares of Common Stock of the Company to be available for grant to each member of the Board of Directors who is not otherwise an employee of the Company. Pursuant to the 1993 Plan, the exercise price shall be the fair market value of the shares covered by the option at the date of grant. The option period shall not exceed 10 years and each option may be exercised in whole or in part on the first anniversary date of its grant. As of March 31, 1994, 8,000 options have been granted under this plan.

The following table summarizes the activity under these plans:

                                          Option       Shares Under
                                          Prices          Option
                                       -------------   ------------
Outstanding at March 31, 1991          $.29 - $14.50     7,075,620
Granted                                $2.48 - $7.63     1,873,345
Exercised                              $.50 - $13.82      (280,536)
Terminated                             $.29 - $14.50      (528,612)

Outstanding at March 31, 1992          $.66 - $13.82     8,139,817
Granted                              $11.25 - $14.38     2,023,904
Exercised                              $.87 - $13.82      (611,695)
Terminated                            $2.31 - $14.38      (242,047)

Outstanding at March 31, 1993          $.66 - $14.38     9,309,979
Granted                              $21.88 - $25.63     2,267,820
Exercised                             $2.06 - $14.38    (1,053,884)
Terminated                             $.66 - $14.38      (172,941)

Outstanding at March 31, 1994         $2.06 - $25.63    10,350,974


       COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 10 - PROFIT SHARING PLAN
The Company maintains a profit sharing plan, the Computer Associates Savings Harvest Plan ("CASH Plan"), for the benefit of employees of the Company. The CASH Plan is intended to be a qualified plan under Section 401(a) of the Internal Revenue Code of 1986 (the "Code") and contains a qualified cash or deferred arrangement as described under Section 401(k) of the Code. Pursuant to the CASH Plan, eligible participants may elect to contribute a percentage of their annual gross salary. Matching contributions to the CASH Plan for the years ended March 31, 1994, 1993 and 1992 were $3,738,000, $3,473,000 and
$2,955,000, respectively. In addition, the Company may make discretionary contributions to the CASH Plan. Discretionary contributions to the CASH Plan for the years ended March 31, 1994, 1993 and 1992 were $13,953,000, $14,103,000 and $7,165,000, respectively.


NOTE 11 - RIGHTS PLAN

Each outstanding share of the Company's common stock carries a stock purchase right issued under the Company's Rights Agreement, dated June 18, 1991 (the "Rights Agreement"). Under certain circumstances, each right may be exercised to purchase one one-thousandth of a share of Series One Junior Participating Preferred Stock, Class A, for $35. Under certain circumstances, following (i) the acquisition of 20% or more of the Company's outstanding common stock by an Acquiring Person (as defined in the Rights Agreement), (ii) the commencement of a tender offer or exchange offer which would result in a person or group owning 20% or more of the Company's outstanding common stock or (iii) the determination by the Company's Board of Directors and a majority of the Disinterested Directors (as defined in the Rights Agreement) that a 15% stockholder is an Adverse Person (as defined in the Rights Agreement), each right (other than rights held by an Acquiring Person or Adverse Person) may be exercised to purchase common stock of the Company or a successor company with a market value of twice the $35 exercise price. The rights, which are redeemable by the Company at one cent per right, expire in June 2001.


NOTE 12 - SUBSEQUENT EVENT

On May 19, 1994 the Company entered into a definitive agreement providing for the acquisition of The ASK Group, Inc. ("ASK") through a cash tender offer for all of the approximately 23 million common shares outstanding at $13.25 per share. The agreement has been unanimously approved by the Board of Directors of ASK and the Company. The agreement is conditioned upon a majority of the shares being tendered and all regulatory approvals being granted. The acquisition is expected to be completed by late June 1994 and will be financed from the Company's existing cash, cash equivalents, marketable securities and $250 million credit facility. The acquisition will be accounted for as a purchase transaction.

                                SCHEDULE VIII
                     COMPUTER ASSOCIATES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS


                                              Additions
                                 Balance at   charged to    Charged                           Balance
                                 beginning    costs and     to other                          at end
Description                      of period    expenses      accounts (a)    Deductions (b)   of period
- - ---------------------------     -----------  ------------  -------------   ---------------  -----------
                                                 (Dollars in thousands)
Reserves and allowances
 deducted from assets to
 which they apply:

Allowance for uncollectible amounts

Year ended March 31, 1994 ...   $149,525       $ 90,068                        $ 93,212      $146,381

Year ended March 31, 1993 ...   $164,297       $ 86,884       $    28          $101,684      $149,525

Year ended March 31, 1992 ...   $130,208       $136,172       $10,682          $112,765      $164,297



(a) Reserves of acquired companies.

(b) Write-offs of amounts against allowance provided.



                                   SCHEDULE X
                     COMPUTER ASSOCIATES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                                    Charged to Costs and Expenses
                                                 -----------------------------------
                                                        Year Ended March 31,
                                                 -----------------------------------
Item                                                1994        1993         1992
- - ----                                               ------      ------       ------
                                                        (Dollars in thousands)
Depreciation and amortization of intangible
 assets,pre-operating costs and similar deferrals:
     Amortization of software products,
      acquired rights to market software
      products and capitalized development
      costs ...................................   $174,449     $177,497     $121,718

Advertising costs .............................   $ 31,238     $ 31,181     $ 19,647


Maintenance and repairs, taxes, other than payroll and income taxes, and royalties are not presented since such amounts are less than 1% of total revenue.


                           INDEX TO EXHIBITS

   Regulation S-K                                   Exhibit to
   Exhibit Number                                   this Report
   --------------                                   -----------
     21      Subsidiaries of the Registrant.         Exhibit A

     23      Consent of Ernst & Young.               Exhibit B

     4(g)    Amendment No. 1 to the 1987 Non-        Exhibit C
              Statutory Stock Option Plan dated
              October 20, 1993.

     4(i)    Amendment No. 2 to the 1991 Stock       Exhibit D
              Incentive Plan dated October 20, 1993.

     4(k)    Amendment No. 1 to the 1993 Stock       Exhibit E
              Option Plan for Non-Employee Directors
              dated October 20, 1993.

     4(l)    The Company's 401(k) Excess Benefit     Exhibit F
              Plan dated January 1, 1993.

     4(m)    Amendment No. 1 to the Company's        Exhibit G
              401(k) Excess Benefit Plan dated
              March 30, 1994.

     4(n)    The Company's 401(k) Restoration Plan   Exhibit H
              dated March 31, 1994.

