Form 10-Q
period 1994-06-30
COMPUTER ASSOCIATES INTERNATIONAL INC
filed 1994-07-29
CIK 356028

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

             x  Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 1994
                                      or
               Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
              For the transition period ended from _____ to _____

                         Commission File Number 0-10180

                    COMPUTER ASSOCIATES INTERNATIONAL, INC.
           (Exact name of registrant as specified in its charter)

                        DELAWARE                 13-2857434
            (State or other jurisdiction of    (I.R.S. Employer
             incorporation or organization)   Identification No.)

                         ONE COMPUTER ASSOCIATES PALZA
                         ISLANDIA, NEW YORK 11788-7000
              (Address of principal executive offices) (Zip Code)

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

                   YES  X                           NO

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

            TITLE OF CLASS                      SHARES OUTSTANDING
             Common Stock                         July 27, 1994
       par value $.10 per share                    161,780,913

            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES



                                    INDEX

PART I.   Financial Information:                                 Page No.

Item 1.   Consolidated Condensed Balance Sheets -
           June 30, 1994 and March 31, 1994 . . . . . . . . . . .    1

          Consolidated Statements of Income -
           Three Months Ended June 30, 1994 and 1993. . . . . . .    2

          Consolidated Condensed Statements of Cash Flows -
           Three Months Ended June 30, 1994 and 1993. . . . . . .    3

          Notes to Consolidated Condensed Financial Statements. .    4

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . . . .    7

PART II.  Other Information:


Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . .   10


Item 1:
                            Part I. FINANCIAL INFORMATION

               COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED CONDENSED BALANCE SHEETS

                                   (In thousands)

                                             June 30,         March 31,
                                               1994              1994
                                          -------------     --------------
                                           (Unaudited)
  ASSETS:

  Cash and cash equivalents  . . . . .     $  117,455         $  133,127
  Marketable securities  . . . . . . .        243,139            235,071
  Trade and installment accounts
   receivable - net. . . . . . . . . .        594,565            594,854
  Inventories and other current
   assets  . . . . . . . . . . . . . .         56,180             36,169

                  TOTAL CURRENT ASSETS      1,011,339            999,221

  Installment accounts receivable,
   due after one year - net  . . . . .        680,510            626,923

  Property and equipment - net . . . .        368,324            304,590

  Purchased software products - net  .        481,455            259,290

  Excess of cost over net assets
   acquired - net  . . . . . . . . . .        302,203            201,665

  Investments and other noncurrent
   assets  . . . . . . . . . . . . . .         98,690             99,916


                          TOTAL ASSETS     $2,942,521         $2,491,605

  LIABILITIES AND STOCKHOLDERS' EQUITY:

  Loans payable - banks  . . . . . . .     $  380,000         $   50,000

  Other current liabilities  . . . . .        706,090            498,622

  Long-term debt and other   . . . . .         68,685             71,381

  Deferred income taxes  . . . . . . .        368,524            298,914

  Deferred maintenance revenue   . . .        305,030            329,555

  Stockholders' equity . . . . . . . .      1,114,192          1,243,133

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY   $2,942,521         $2,491,605


See Notes to Consolidated Condensed Financial Statements.


          COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)

               (In thousands, except per share amounts)



                                                    For the Three Months
                                                       Ended June 30,
                                                    --------------------

                                                      1994         1993
                                                      ----         ----

Product revenue and other related income . . .    $  306,488    $ 251,446
Maintenance fees . . . . . . . . . . . . . . .       170,143      171,936

                                 TOTAL REVENUE       476,631      423,382


Costs and expenses:
  Selling, marketing and administrative  . . .       251,571      251,706
  Product development and enhancements . . . .        50,238       49,830
  Commissions and royalties  . . . . . . . . .        20,346       20,177
  Depreciation and amortization  . . . . . . .        43,933       52,223
  Interest (income) expense - net  . . . . . .     (     726)       1,400
  Purchased research and development . . . . .       249,300

                      TOTAL COSTS AND EXPENSES       614,662      375,336


(Loss) income before income taxes  . . . . . .     ( 138,031)      48,046

Provision for income tax (benefit) expense . .     (  52,452)      17,297

                             NET (LOSS) INCOME    $(  85,579)   $  30,749



Net (loss) income per share of Common Stock  .    $(     .53)   $     .18


Weighted average number of shares used in
 computation . . . . . . . . . . . . . . . . .       161,894      171,777


See Notes to Consolidated Condensed Financial Statements.

           COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                 (In thousands)


                                                      For the Three Months
                                                         Ended June 30,
                                                      --------------------
                                                        1994        1993
                                                        ----        ----
 OPERATING ACTIVITIES:
  Net (loss) income  . . . . . . . . . . . . . . . .  $( 85,579)  $ 30,749
  Adjustments to reconcile net (loss) income to net
   cash provided by operating activities:
    Depreciation and amortization  . . . . . . . . .     43,933     52,223
    Provision for deferred income taxes  . . . . . .     11,332      1,627
    Charge for purchased research and development. .    154,500
    Increase in noncurrent installment accounts
     receivable - net  . . . . . . . . . . . . . . .   ( 33,967)  ( 47,961)
    Decrease in deferred maintenance revenue . . . .   ( 35,019)  ( 30,908)
    Foreign currency transaction loss
     before taxes  . . . . . . . . . . . . . . . . .      1,974     12,548
    Changes in other operating assets and
     liabilities, excludes effects of acquisitions .     34,158     69,314

           NET CASH PROVIDED BY OPERATING ACTIVITIES     91,332     87,592

 INVESTING ACTIVITIES:
  Acquisitions, primarily purchased software,
   marketing rights and intangibles  . . . . . . . .   (293,600)  (     63)
  Purchase of property and equipment . . . . . . . .   ( 28,723)  ( 23,658)
  Purchase of noncurrent marketable securities . . .              (     90)
  Increase in current marketable securities  . . . .   ( 10,519)  ( 56,208)
  Capitalized development costs  . . . . . . . . . .   (  3,229)  (  3,567)


               NET CASH USED IN INVESTING ACTIVITIES   (336,071)  ( 83,586)

 FINANCING ACTIVITIES:
  (Decrease) Increase in long-term debt - net  . . .   ( 42,845)     6,016
  Increase in loans payable - banks, net . . . . . .    330,000
  Exercise of common stock options/other . . . . . .      5,361     13,227
  Purchases of treasury stock  . . . . . . . . . . .   ( 64,356)  ( 53,583)


 NET CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES    228,160   ( 34,340)

 DECREASE IN CASH AND CASH EQUIVALENTS
  BEFORE EFFECT OF EXCHANGE RATE CHANGES ON CASH       ( 16,579)  ( 30,334)

 Effect of exchange rate changes on cash . . . . . .        907   (  1,400)



 DECREASE IN CASH AND CASH EQUIVALENTS                 ( 15,672)  ( 31,734)
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       133,127     79,483
 CASH AND CASH EQUIVALENTS AT END OF PERIOD           $ 117,455   $ 47,749


          COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               JUNE 30, 1994

NOTE A --  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1994 are not necessarily indicative of the results that may be expected for the year ending March 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in Computer Associates International, Inc.'s (the "Registrant" or the "Company") Annual Report on Form 10-K for the fiscal year ended March 31, 1994.

Dividends: In May 1994, the Company's Board of Directors declared its semi-annual cash dividend of $.10, an increase of 43% from the prior dividend of $.07 per share. The dividend was paid on July 5, 1994 to stockholders of record at June 20, 1994.

Net Income per Share: Net income per share of Common Stock is computed by dividing net income by the weighted average number of common shares and any dilutive common share equivalents outstanding. Common share equivalents for the quarter ended June 30, 1994 were excluded because of their anti-dilutive effect. Fully diluted net income per share is the same or not materially different from net income per share.

Statements of Cash Flows: For the three months ended June 30, 1994 and 1993, interest paid was $2.2 and $3.4 million, respectively, and income taxes paid were $62 and $48 million, respectively.

        COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              JUNE 30, 1994

NOTE B --  ACQUISITIONS

On June 22, 1994, the Company acquired 98% of the issued and outstanding Common Stock of The Ask Group, Inc. ("ASK"). The aggregate cost of acquiring the Common Stock of ASK was approximately $308 million. The purchase price was provided from existing cash balances and from a revolving credit agreement with a group of banks. ASK was primarily in the business of developing, marketing and selling computer-based relational database management systems, data access and connectivity products, manufacturing and financial software application tools and provided related consulting and support services. The acquisition was accounted for as a purchase. The results of ASK's operations have been combined with those of the Company since the date of acquisition.

In conjunction with the purchase of ASK, the Company recorded an after-tax charge against earnings of $154 million relating to the write-off of purchased research and development technology that had not reached the working model stage and has no alternative future use. Had this one-time charge not been taken during the quarter ended June 30, 1994, net income would have been $69 million, or $.41 per share.

The following pro forma combined results of operations (unaudited) of the Company and ASK on the basis that the acquisition had taken place and the related one-time charge, noted above, was recorded at the beginning of each of the periods presented:

                                    (In thousands, except per share amounts)

                                              For the Three Months
                                                 Ended June 30,
                                              --------------------

                                                1994         1993
                                                ----         ----
Revenue . . . . . . . . . . . . . . . .      $ 510,344    $ 523,627

Net loss  . . . . . . . . . . . . . . .      $(125,734)   $(145,842)


Net loss per
 Common Share . . . . . . . . . . . . .      $(    .78)   $(    .88)


Shares used in computation  . . . . . .        161,894      166,439


The following table reflects pro forma combined results of operations (unaudited) of the Company and ASK on the basis that the acquisitions had taken place at the beginning of the periods presented and excludes the effect of the one-time after-tax charge of $154 million:

                                    (In thousands, except per share amounts)

                                             For the Three Months
                                                Ended June 30,
                                             --------------------

                                               1994          1993
                                               ----          ----
Revenue . . . . . . . . . . . . . . . .     $ 510,344     $ 523,627

Net Income  . . . . . . . . . . . . . .     $  28,766     $   8,658

Net Income per
 Common Share . . . . . . . . . . . . .     $     .17     $     .05


Shares used in computation  . . . . . .       167,894       171,777

In management's opinion, the pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of fiscal year 1994 or of future operations of the combined companies under the ownership and operation of the Company.

Item 2:

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Revenue:

Total revenue in the quarter ended June 30, 1994 increased by 13%, or $53 million, over the prior year's comparable quarter. The increase was attributable to product revenue growth primarily in the midrange platform, particularly for the CA-Unicenter for UNIX products on several operating systems. The revenue contribution from ASK, acquired at the end of the June 1994 quarter was immaterial. Maintenance revenues decreased by $2 million, primarily due to normal attrition, the continued trend of client site consolidation and increasing Value Added Reseller ("VAR") midrange sales whereby ongoing maintenance and support service is performed by the VAR. Price changes did not have a material impact during either quarter.

Costs and Expenses:

Selling, marketing and administrative expenses as a percent of total revenue in the June 1994 quarter decreased to 53% from 59% in the June 1993 quarter. This reduction between the two comparable quarters reflects the higher revenue achievement without a proportionate increase in total fixed and variable operating and administrative costs. Development expenditures capitalized during the fiscal 1994 quarter totaled $3 million, while $5 million of previously capitalized software development expenditures was amortized in the quarter. Commissions and royalties as a percentage of revenue decreased slightly in the June 1994 quarter over the prior year's comparable period. This was attributable primarily to the continued staffing shift from direct marketing specialists to client service representatives. The latter's compensation is more heavily weighted to a fixed salary than that of the marketing specialists. Depreciation and amortization expense in the June 1994 quarter decreased by $8 million over the June 1993 quarter due to the expiration of the five year amortization period related to the Company's ADR acquisition and the reassessment and write-off of the current carrying value of certain purchased software products, all of which occurred in the latter part of the prior fiscal year. During the June 1994 quarter, the impact of amortization of purchased software and excess cost over net assets acquired associated with the acquisition of ASK was immaterial since the acquisition occurred at the end of the quarter. However, the incremental charge during the remainder of fiscal year 1995 will approximate $29 million per quarter. In the quarter ended June 1994, net interest expense changed by $2 million as a result of decreases in long-term debt, increases in marketable securities investments and slightly higher interest rates.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS


Operating Margins:

The net loss for the quarter ended June 1994 was $86 million, or $.53 per share, compared to net income for the previous year quarter of $31 million, or $.18 a share. This change from positive net income to a net loss was due entirely to the $154 million non-recurring after-tax charge for the write-off of purchased research and development associated with CA's recently completed acquisition of The ASK Group, Inc. Pre-tax income excluding the one-time charge was $111 million, an increase of 131% over the comparable prior year period. The consolidated effective tax rate increased to 38% from 36% in the June 1993 quarter, primarily as a result of reduced foreign tax credits.

Operations:

The Company has traditionally reported lower profit margins for the first two quarters of each fiscal year than those experienced in the third and fourth quarters. As part of the annual budget process, management establishes higher discretionary expense levels in relation to revenue for the first half of the year. Historically, the Company's combined third and fourth quarter revenues have been greater than the first half of the year, as these two quarters coincide with the clients' calendar year budget periods and the culmination of the Company's annual sales plan. These historically higher second half revenues have resulted in significantly higher profit margins since total expenses have not increased in proportion to revenue.
However, past financial performance may not be indicative of future performance, particularly in view of the uncertainties associated with the ASK acquisition.

The Company's near term operating results may be affected by a number of other factors, including, but not limited to: uncertainties relative to global economic conditions; industry factors; the availability and cost of new products; the Company's ability to successfully increase its market share in its core business while expanding its product base into other markets; the strength of its distribution channels; the Company's ability to effectively manage expense growth relative to revenue growth; and the Company's ability to effectively integrate acquired products and operations.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and short-term marketable securities decreased by $7 million to $361 million during the quarter ended June 1994. This decrease was primarily attributable to expenditures of $294 million related to: the acquisition of 98% of the issued and outstanding Common Stock of ASK; $29 million for property and equipment; $64 million for the purchase of Treasury Stock; and $43 million related to the repayment of long-term debt primarily assumed with the ASK acquisition partially offset by $91 million of cash generated from operations and borrowings of $330 million under the Company's renegotiated revolving credit agreement. During the quarter, the Company restructured its credit agreement with a group of banks to increase its borrowing capacity to $500 million. Borrowings under this agreement are subject to interest, primarily at the prevailing London Interbank Rate plus 25 basis points and is payable at maturity or in quarterly installments whichever is sooner. At June 30, 1994, $380 million was outstanding under this agreement. It is expected that existing cash, cash equivalents, short-term marketable securities, the availability of short-term borrowings under committed and uncommitted credit lines as well as cash provided from operations will be sufficient to meet anticipated cash requirements.

During the quarter ended June 30, 1994, the Company added 2.1 million shares of Common Stock to its treasury stock under its open market repurchase program. The Company's Board of Directors has authorized it to repurchase an additional 11.5 million shares.

The Company's capital resource requirements as of the end of June 1994 consisted of lease obligations for office space, computer equipment, mortgage or loan obligations and amounts due as a result of product and company
acquisitions.   The Company intends to meet these commitments and other
foreseeable needs from its available cash as outlined above.

PART II. OTHER INFORMATION

             Item 6:  Exhibits and Reports on Form 8-K

                       (a)  Exhibits.

                            None.

                       (b)  Reports on Form 8-K.

                            The registrant filed a Report on Form 8-K.
                            on or about June 10, 1994, reporting an
                            event under Item 5, announcing a favorable jury verdict for the Registrant and its officers regarding the consolidated class action complaint by a group of shareholders. The date fo such report was June 1, 1994.

                            The registrant filed a Report on Form 8-K on or about July 1, 1994, reporting an event under Item 2, providing financial statements and pro forma financial information in accordance with Items 7(a) and (b) and furnishing exhibits under Item 7(c). The date of such report was June 23, 1994.


                              SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 COMPUTER ASSOCIATES INTERNATIONAL, INC.


                Dated:  July 29, 1994        By:/s/Charles B. Wang
                                                ------------------
                                                Charles B. Wang,  Chairman
                                                and Chief Executive Officer

                Dated:  July 29, 1994        By:/s/Peter A. Schwartz
                                                --------------------
                                                Peter Schwartz
                                                Sr. Vice President - Finance
                                                (Chief Financial and
                                                 Accounting Officer)