Form 10-Q
period 1994-09-30
COMPUTER ASSOCIATES INTERNATIONAL INC
filed 1994-11-03
CIK 356028

FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

             x  Quarterly Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934
               For the quarterly period ended September 30, 1994
                                      or
              Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
            For the transition period ended from _____ to _____

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

                  Yes  X                                   No

                        APPLICABLE ONLY TO CORPORATE ISSUERS:
 Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

              Title of Class                Shares Outstanding
               Common Stock                  November 1, 1994
          par value $.10 per share               160,828,311

             COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES



                                       INDEX

PART I.    Financial Information:                                     Page No.

Item 1.    Consolidated Condensed Balance Sheets -
            September 30, 1994 and March 31, 1994  . . . . . . . .       1

           Consolidated Statements of Income -
            Three Months Ended September 30, 1994 and 1993 . . . .       2
            Six Months Ended September 30, 1994 and 1993 . . . . .       3

           Consolidated Condensed Statements of Cash Flows -
            Six Months Ended September 30, 1994 and 1993 . . . . .       4

           Notes to Consolidated Condensed Financial Statements. .       5

Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . . .       8

PART II.   Other Information:

Item 4.    Submission of matters to a Vote of Security Holders . .      11

Item 6.    Exhibits and Reports on Form 8-K. . . . . . . . . . . .      12

Item 1:
                         Part I. FINANCIAL INFORMATION

            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                              (In thousands)

                                               September 30,        March 31,
                                                   1994               1994
                                               -------------     --------------
                                                (Unaudited)
 ASSETS:

 Cash and cash equivalents  . . . . .            $   53,955          $  133,127
 Marketable securities  . . . . . . .               222,904             235,071
 Trade and installment accounts
  receivable - net. . . . . . . . . .               664,274             594,854
 Inventories and other current
  assets  . . . . . . . . . . . . . .                39,445              36,169

                 TOTAL CURRENT ASSETS               980,578             999,221

 Installment accounts receivable,
  due after one year - net  . . . . .               781,643             626,923

 Property and equipment - net . . . .               356,800             304,590

 Purchased software products - net. .               432,801             259,290

 Excess of cost over net assets
  acquired - net  . . . . . . . . . .               300,832             201,665

 Investments and other noncurrent
  assets  . . . . . . . . . . . . . .               100,717              99,916

                         TOTAL ASSETS            $2,953,371          $2,491,605

 LIABILITIES AND STOCKHOLDERS' EQUITY:

 Loans payable - banks  . . . . . . .            $  392,000          $   50,000

 Other current liabilities  . . . . .               579,447             498,622

 Long-term debt and other   . . . . .                54,670              71,381

 Deferred income taxes  . . . . . . .               384,926             298,914

 Deferred maintenance revenue   . . .               333,068             329,555

 Stockholders' equity . . . . . . . .             1,209,260           1,243,133

 TOTAL LIABILITIES & STOCKHOLDERS' EQUITY        $2,953,371          $2,491,605

See Notes to Consolidated Condensed Financial Statements.



            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                   (In thousands, except per share amounts)


                                                          For the Three Months
                                                           Ended September 30,
                                                           --------------------

                                                              1994       1993
                                                              ----       ----

 Product revenue and other related income . . .          $  443,998  $ 343,463
 Maintenance fees . . . . . . . . . . . . . . .             179,342    173,505

                                  TOTAL REVENUE             623,340    516,968

  Costs and expenses:
   Selling, marketing and administrative  . . .             256,114    235,623
   Product development and enhancements . . . .              54,146     51,744
   Commissions and royalties  . . . . . . . . .              30,065     23,033
   Depreciation and amortization  . . . . . . .              69,809     68,973
   Interest expense - net . . . . . . . . . . .               2,924        817

                       TOTAL COSTS AND EXPENSES             413,058    380,190

 Income before income taxes . . . . . . . . . .             210,282    136,778

 Provision for income taxes . . . . . . . . . .              79,907     49,240

                                   NET INCOME            $  130,375  $  87,538


 Net income per share of Common Stock  . . . .           $      .78  $     .51

 Weighted average number of shares used in
  computation . . . . . . . . . . . . . . . . .             168,198    171,707

See Notes to Consolidated Condensed Financial Statements.




            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                     (In thousands except per share amounts)

                                                           For the Six Months
                                                           Ended September 30,
                                                           -------------------

                                                             1994        1993
                                                             ----        ----

 Product revenue and other related income  . . .         $  750,486  $  594,909
 Maintenance fees  . . . . . . . . . . . . . . .            349,485     345,441

                                   TOTAL REVENUE          1,099,971     940,350


 Costs and expenses:
  Selling, marketing and administrative . . . .             507,685     487,329
  Product development and enhancements  . . . .             104,384     101,574
  Commissions and royalties . . . . . . . . . .              50,411      43,210
  Depreciation and amortization . . . . . . . .             113,742     121,196
  Interest expense - net  . . . . . . . . . . .               2,198       2,217
  Purchased research and development  . . . . .             249,300

                       TOTAL COSTS AND EXPENSES           1,027,720     755,526

 Income before income taxes  . . . . . . . . . .             72,251     184,824

 Provision for income taxes  . . . . . . . . . .             27,455      66,537

                                      NET INCOME         $   44,796  $  118,287


 Net income per share of Common Stock  . . . . .         $      .27  $      .69

 Weighted average number of shares used in
   computation . . . . . . . . . . . . . . . . .            168,064     171,757


See Notes to Consolidated Condensed Financial Statements.



                 COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                      (In thousands)
                                                           For the Six Months
                                                           Ended September 30,
                                                           --------------------
                                                              1994       1993
 OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . . . . . . . . .       $  44,796  $118,287
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization  . . . . . . . . .         113,742   121,196
    Provision for deferred income taxes  . . . . . .          21,540    11,443
    Charge for purchased research and development. .         154,500
    Increase in noncurrent installment accounts
     receivable - net  . . . . . . . . . . . . . . .        (122,909) ( 96,758)
    Decrease in deferred maintenance revenue . . . .        (  9,514) ( 27,008)
    Foreign currency transaction loss
     before taxes  . . . . . . . . . . . . . . . . .           2,620    18,091
    Changes in other operating assets and
     liabilities, excludes effects of acquisitions .        ( 44,238)   44,322

           NET CASH PROVIDED BY OPERATING ACTIVITIES         160,537   189,573

 INVESTING ACTIVITIES:
  Acquisitions, primarily purchased software,
   marketing rights and intangibles  . . . . . . . .        (353,247) (    318)
  Purchase of property and equipment . . . . . . . .        ( 33,370) ( 24,572)
  Purchase of noncurrent marketable securities . . .                  (    203)
  Decrease (increase) in current marketable
   securities  . . . . . . . . . . . . . . . . . . .           9,047  ( 84,940)
  Capitalized development costs  . . . . . . . . . .        (  8,038) (  7,542)

                NET CASH USED IN INVESTING ACTIVITIES       (385,608) (117,575)

 FINANCING ACTIVITIES:
  Decrease in long-term debt - net . . . . . . . . .        ( 82,458) (  4,540)
  Increase (decrease) in loans payable-banks - net .         342,000  ( 25,000)
  Dividends Paid . . . . . . . . . . . . . . . . . .        ( 16,172) ( 11,643)
  Exercise of common stock options/other . . . . . .           8,133    15,464
  Purchases of treasury stock  . . . . . . . . . . .        (109,027) ( 68,877)

  NET CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES        142,476  ( 94,596)

 DECREASE IN CASH AND CASH EQUIVALENTS
  BEFORE EFFECT OF EXCHANGE RATE CHANGES ON CASH            ( 82,595) ( 22,598)

 Effect of exchange rate changes on cash . . . . . .           3,423  (  2,226)
 DECREASE IN CASH AND CASH EQUIVALENTS                      ( 79,172) ( 24,824)
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            133,127    79,483
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                $  53,955  $ 54,659


             COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                SEPTEMBER 30, 1994

NOTE A --  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ending March 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in Computer Associates International, Inc.'s (the "Registrant" or the "Company") Annual Report on
Form 10-K for the fiscal year ended March 31, 1994.

Net Income per Share: Net income per share of Common Stock is computed by dividing net income by the weighted average number of common shares and any dilutive common share equivalents outstanding. Fully diluted net income per share is the same or not materially different from net income per share.

Statements of Cash Flows: For the six months ended September 30, 1994 and 1993, interest paid was $9 and $8 million, respectively, and income taxes paid were $111 and $54 million, respectively.

             COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                SEPTEMBER 30, 1994

NOTE B --  ACQUISITIONS

On June 22, 1994, the Company acquiried 98% of the issued and outstanding Common Stock of The ASK Group, Inc. ("ASK"), and on September 20, 1994, merged ASK into one of its wholly owned subsidiaries. The aggregate cost of acquiring the Common Stock of ASK was approximately $314 million. The purchase price was provided from existing cash balances and from a revolving credit agreement with a group of banks. ASK was primarily in the business of developing, marketing and selling computer-based relational database management systems, data access and connectivity products, manufacturing and financial software application tools and provided related consulting and support services. The acquisition was accounted for as a purchase. The results of ASK's operations have been combined with those of the Company since the date of acquisition.

In conjunction with the purchase of ASK, the Company recorded an after-tax charge against earnings of $154 million relating to the write-off of purchased research and development technology that had not reached the working model stage and has no alternative future use. Had this one-time charge not been taken during the quarter ended June 30, 1994, net income for the six month period ended September 30, 1994 would have been $199 million, or $1.19 per share.

The following table reflects pro forma combined results of operations (unaudited) of the Company and ASK on the basis that the acquisitions had taken place and the related one-time charge, noted above, was recorded at the beginning of the fiscal year for each of the periods presented:

                                   (In thousands, expect per share amounts)

                                  For the Six Months      For the Three Months
                                  Ended September 30,     Ended September 30,

                                    1994        1993         1994         1993

Revenue . . . . . . . . .       $1,141,539  $ 1,107,690  $  631,175  $  584,063
Net income (loss) . . . .            9,497   (   89,652)    135,231      56,190
Net income (loss) per
 Common Share . . . . . .       $      .06  $(      .54) $      .80  $      .33
Shares used in
 computation  . . . . . .          168,064      166,165     168,198     171,707

             COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                SEPTEMBER 30, 1994


NOTE B --  ACQUISITIONS (continued)


The following table reflects pro forma combined results of operations (unaudited) of the Company and ASK on the basis that the acquisitions had taken place at the beginning of the fiscal year for each of the periods presented and excludes the effect of the one-time after-tax charge of $154 million:


                                   (In thousands, except per share amounts)

                                  For the Six Months       For the Three Months
                                  Ended September 30,      Ended September 30,


                                    1994        1993           1994        1993

Revenue . . . . . . . . . .     $1,141,539  $ 1,107,690  $  631,175  $  584,063
Net income  . . . . . . . .        163,997       64,848     135,231      56,190
Net income per
 Common Share . . . . . . .     $      .98  $       .38  $      .80  $      .33
Shares used in
 computation  . . . . . . .        168,064      171,757     168,198     171,707


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

Item 2:

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue:

Total revenue in the quarter ended September 30, 1994 increased by 21%, or $106 million, over the prior year's comparable quarter. The increase was attributable to product revenue growth primarily in the midrange platform. The midrange environment experienced year over year growth of 177% due to continued strong acceptance of CA-Unicenter now available on several platforms and the integration of the ASK/Ingres products. Maintenance revenues increased by $6 million, primarily due to the acquisition of ASK. Price changes did not have a material impact during either quarter.

Costs and Expenses:

Selling, marketing and administrative expenses as a percentage of total revenue decreased to 41% in the September 1994 quarter from 46% in the September 1993 quarter. This percentage reduction between the two comparable quarters reflects the higher revenue achievement without a proportionate increase in total fixed, variable and administrative costs. Development expenditures capitalized during the fiscal 1995 quarter totaled $5 million, and $5 million of previously capitalized software development expenditures was amortized in the quarter. Commissions and royalties as a percentage of revenue increased slightly in the September 1994 quarter over the prior year's comparable period, due primarily to the aforementioned revenue increase. Depreciation and amortization expense in the September 1994 quarter increased by $1 million over the September 1993 quarter. However, during the September 1994 quarter, the increased amortization of purchased software and excess cost over net assets acquired associated with the ASK acquisition was approximately $27 million. This incremental quarterly charge will continue throughout the remainder of fiscal year 1995. During the September 1993 quarter, there were $17 million of charges for the reasessment of the current carrying value of several purchased software products, as well as $7 million associated with the ADR acquisition neither of which are included in the current quarter. In the quarter ended September 1994, net interest expense increased by $2 million primarily as a result of increases in loans payable to banks and higher average interest rates.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                            CONDITION AND RESULTS OF OPERATIONS


Operating Margins:

Pre-tax income for the quarter ended September 1994 exceeded the prior year's comparable quarter by $73 million, or 54%, due to the higher revenue achievement and marginal increases in costs and expenses. Similarly, pre-tax income as a percentage of total revenue increased to 34% from 26% in the comparable prior year period as a result of limited expense growth and higher revenue achievement. The reduced availability of foreign tax credits was primarily responsible for the increase in the consolidated effective tax rate of 38% from 36% in the September 1993 quarter.

Operations:

The Company has traditionally reported lower profit margins in the first two quarters of each fiscal year than those experienced in the third and fourth quarters. As part of the annual budget process, management establishes higher discretionary expense levels in relation to projected revenue for the first half of the year. Historically, the Company's combined third and fourth quarter revenues have been greater than the first half of the year, as these two quarters coincide with the clients' calendar year budget periods and the culmination of the Company's annual sales plan. These historically higher second half revenues have resulted in significantly higher profit margins since total expenses have not increased in proportion to revenue. However, past financial performance may not be indicative of future performance, particularly in view of the uncertainties associated with assimilation and integration of the ASK acquisition.

The Company's near term operating results may be affected by a number of other factors, including, but not limited to: uncertainties relative to global economic conditions; market acceptance of competing technologies; the availability and cost of new solutions; the Company's ability to successfully maintain or increase market share in its core business while expanding its product base into other markets; the strength of its distribution channels; the Company's ability to effectively manage fixed and variable expense growth relative to revenue growth; and the Company's ability to effectively integrate acquired products and operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                            CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and short-term marketable securities decreased by $84 million to $277 million during the quarter ended September 1994. This decrease was primarily attributable to expenditures in excess of $60 million for various shutdown costs related to the ASK acquisition. At September 30, 1994, $392 million was outstanding under the Company's revolving credit agreement with net borrowings of $12 million during the quarter ended September 30, 1994. It is expected that existing cash, cash equivalents, short-term marketable securities, the availability of short-term borrowings under committed and uncommitted credit lines as well as cash provided from operations will be sufficient to meet anticipated cash operating requirements. During the quarter ended September 30, 1994, the Company added one million shares of Common Stock costing $44 million to its treasury under its previously announced open market repurchase program. The Company has authorization to repurchase an additional ten million shares under its current program.

The Company's capital resource requirements as of the end of September 1994 consisted of lease obligations for office space, computer equipment, mortgage or loan obligations and amounts due as a result of product and company
acquisitions.   The Company intends to meet these commitments and other
foreseeable needs from its available cash as outlined above.

PART II. OTHER INFORMATION


      Item 4:  Submission of Matters to a Vote of Security Holders

              (a)  Annual Meeting of Stockholders held on
                     August 10, 1994

              (b)  The Stockholders notice to fix the number of
                     Directors at eight and elected Directors for the ensuing year as follows:

                                               Affirmative     Authority
                         Name                     Votes         Withheld

                   Russell M. Artzt            137,562,336       650,268
                   Willem F.P. de Vogel        137,987,327       225,277
                   Irving Goldstein            137,986,039       226,565
                   Richard A. Grasso           137,892,003       320,401
                   Shirley Strum Kenny         137,982,710       229,894
                   Sanjay Kumar                137,562,164       650,440
                   Edward C. Lord              137,988,201       224,403
                   Charles B. Wang             137,612,922       599,482


              (c)  The Stockholders voted to approve the Company's Annual
                     Incentive Compensation Plan :


                     Affirmative Votes                116,222,149
                     Negative Votes                    20,914,360
                     Abstentions                        1,076,095

                   The Stockholders voted to ratify the appointment of
                     Ernst & Young as the Company's independent auditors for the fiscal year ending March 31, 1995:

                     Affirmative Votes              137,570,630
                     Negative Votes                     208,135
                     Abstentions                        434,640

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



                  COMPUTER ASSOCIATES INTERNATIONAL, INC.


     Dated:  November 3, 1994           By:/s/Sanjay Kumar
                                           ----------------------------
                                           Sanjay Kumar, President
                                           and Chief Operating Officer

     Dated:  November 3, 1994           By:/s/Peter Schwartz
                                           ----------------------------
                                           Peter Schwartz
                                           Sr. Vice President - Finance
                                           (Chief Financial and
                                            Accounting Officer)