Form 10-Q
period 1994-12-31
COMPUTER ASSOCIATES INTERNATIONAL INC
filed 1995-01-31
CIK 356028

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                                FORM 10-Q

           x  Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934
            For the quarterly period ended December 31, 1994
                                   or
              Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
             For the transition period ended from _____ to _____

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

             YES  X                                   NO

                 APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

          Title of Class                             Shares Outstanding
           Common Stock                               January 30, 1995
      par value $.10 per share                           160,006,061

               COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES



                                         INDEX

PART I.     Financial Information:                                     Page No.

Item 1.     Consolidated Condensed Balance Sheets -
             December 31, 1994 and March 31, 1994  . . . . . . . . .      1

            Consolidated Statements of Income -
             Three Months Ended December 31, 1994 and 1993 . . . . .      2
             Nine Months Ended December 31, 1994 and 1993. . . . . .      3

            Consolidated Condensed Statements of Cash Flows -
             Nine Months Ended December 31, 1994 and 1993. . . . . .      4

            Notes to Consolidated Condensed Financial Statements . .      5

Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . . . .      8

PART II.    Other Information:

Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . . . .     11

Item 1:
                             Part I. FINANCIAL INFORMATION

                COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED CONDENSED BALANCE SHEETS

                                    (In thousands)

                                                December 31,         March 31,
                                                    1994              1994
                                                -------------    ---------------
                                                         (Unaudited)
ASSETS:

    Cash and cash equivalents  . . . . .         $   79,659          $  133,127
    Marketable securities  . . . . . . .            167,726             235,071
    Trade and installment accounts
     receivable - net. . . . . . . . . .            717,486             594,854
    Inventories and other current
     assets  . . . . . . . . . . . . . .             47,322              36,169

                    TOTAL CURRENT ASSETS          1,012,193             999,221

    Installment accounts receivable,
     due after one year - net  . . . . .            852,531             626,923

    Property and equipment - net . . . .            351,056             304,590

    Purchased software products - net. .            384,809             259,290

    Excess of cost over net assets
     acquired - net  . . . . . . . . . .            304,033             201,665

    Investments and other noncurrent
     assets  . . . . . . . . . . . . . .             99,560              99,916

                            TOTAL ASSETS         $3,004,182          $2,491,605

LIABILITIES AND STOCKHOLDERS' EQUITY:

    Loans payable - banks  . . . . . . .         $  285,000          $   50,000

    Other current liabilities  . . . . .            630,979             498,622

    Long-term debt and other   . . . . .             51,930              71,381

    Deferred income taxes  . . . . . . .            404,934             298,914

    Deferred maintenance revenue   . . .            312,779             329,555

    Stockholders' equity . . . . . . . .          1,318,560           1,243,133

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY         $3,004,182          $2,491,605

See Notes to Consolidated Condensed Financial Statements.


          COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)

               (In thousands, except per share amounts)


                                                           For the Three Months
                                                            Ended December 31,
                                                           --------------------

                                                              1994       1993
                                                              ----       ----
      Product revenue and other related income . . .      $  535,831  $ 399,326
      Maintenance fees . . . . . . . . . . . . . . .         185,201    175,054

                                       TOTAL REVENUE         721,032    574,380

      Costs and expenses:
        Selling, marketing and administrative  . . .         268,294    257,964
        Product development and enhancements . . . .          60,380     52,132
        Commissions and royalties  . . . . . . . . .          37,294     27,295
        Depreciation and amortization  . . . . . . .          71,532     42,884
        Interest expense (income) - net  . . . . . .           2,554   (     51)

                            TOTAL COSTS AND EXPENSES         440,054    380,224

      Income before income taxes . . . . . . . . . .         280,978    194,156

      Provision for income taxes . . . . . . . . . .         106,772     69,968

                                          NET INCOME      $  174,206  $ 124,188


      Net income per share of Common Stock  . . . .       $     1.04  $     .72

      Weighted average number of shares used in
       computation . . . . . . . . . . . . . . . . .         167,778    171,936

See Notes to Consolidated Condensed Financial Statements.


              COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                  (In thousands except per share amounts)

                                                            For the Nine Months
                                                             Ended December 31,
                                                            -------------------

                                                             1994        1993
                                                             ----        ----
      Product revenue and other related income  . . .    $1,286,317  $  994,235
      Maintenance fees  . . . . . . . . . . . . . . .       534,686     520,495

                                        TOTAL REVENUE     1,821,003   1,514,730


      Costs and expenses:
        Selling, marketing and administrative . . . .       775,979     745,293
        Product development and enhancements  . . . .       164,764     153,706
        Commissions and royalties . . . . . . . . . .        87,705      70,505
        Depreciation and amortization . . . . . . . .       185,274     164,080
        Interest expense - net  . . . . . . . . . . .         4,752       2,166
        Purchased research and development  . . . . .       249,300

                             TOTAL COSTS AND EXPENSES     1,467,774   1,135,750

      Income before income taxes  . . . . . . . . . .       353,229     378,980

      Provision for income taxes  . . . . . . . . . .       134,227     136,505

                                           NET INCOME    $  219,002  $  242,475


      Net income per share of Common Stock  . . . . .    $     1.30  $     1.41

      Weighted average number of shares used in
        computation . . . . . . . . . . . . . . . . .       167,988     171,907

See Notes to Consolidated Condensed Financial Statements.


                   COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                          (Unaudited)

                                        (In thousands)
                                                           For the Nine Months
                                                            Ended December 31,
                                                           --------------------

                                                               1994       1993
    OPERATING ACTIVITIES:
     Net income . . . . . . . . . . . . . . . . . . . .     $ 219,002  $242,475
     Adjustments to reconcile net income to net
      cash provided by operating activities:
       Depreciation and amortization  . . . . . . . . .       185,274   164,080
       Provision for deferred income taxes  . . . . . .        64,903    25,464
       Charge for purchased research and development. .       154,500
       Increase in noncurrent installment accounts
        receivable - net  . . . . . . . . . . . . . . .      (206,439) (152,657)
       Decrease in deferred maintenance revenue . . . .      ( 20,217) ( 26,486)
       Foreign currency transaction loss
        before taxes  . . . . . . . . . . . . . . . . .         4,619    19,188
       Changes in other operating assets and
        liabilities, excludes effects of acquisitions .      ( 95,705)   39,811

             NET CASH PROVIDED BY OPERATING ACTIVITIES        305,937   311,875

    INVESTING ACTIVITIES:
     Acquisitions, primarily purchased software,
      marketing rights and intangibles  . . . . . . . .      (371,991) (  3,092)
     Purchase of property and equipment . . . . . . . .      ( 30,589) ( 15,148)
     Purchase of noncurrent marketable securities . . .                (    317)
     Decrease (increase) in current marketable
      securities  . . . . . . . . . . . . . . . . . . .        62,498  (102,137)
     Capitalized development costs  . . . . . . . . . .      ( 12,203) ( 11,370)

                  NET CASH USED IN INVESTING ACTIVITIES      (352,285) (132,064)

    FINANCING ACTIVITIES:
     Decrease in long-term debt - net . . . . . . . . .      ( 84,076) ( 99,400)
     Increase in loans payable-banks - net  . . . . . .       235,000    25,000
     Dividends Paid . . . . . . . . . . . . . . . . . .      ( 16,172) ( 11,643)
     Exercise of common stock options/other . . . . . .        12,933    20,162
     Purchases of treasury stock  . . . . . . . . . . .      (161,666) (121,524)

                 NET CASH USED IN FINANCING ACTIVITIES       ( 13,981) (187,405)


    DECREASE IN CASH AND CASH EQUIVALENTS
     BEFORE EFFECT OF EXCHANGE RATE CHANGES ON CASH          ( 60,329) (  7,594)

    Effect of exchange rate changes on cash . . . . . .         6,861  (  5,803)
    DECREASE IN CASH AND CASH EQUIVALENTS                    ( 53,468) ( 13,397)
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          133,127    79,483
    CASH AND CASH EQUIVALENTS AT END OF PERIOD              $  79,659  $ 66,086


              COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  DECEMBER 31, 1994

NOTE A --  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 1994 are not necessarily indicative of the results that may be expected for the year ending March 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in Computer Associates International, Inc.'s (the Registrant" or the "Company") Annual Report on Form 10-K for the fiscal year ended March 31, 1994.

Dividends: In December 1994, the Company's Board of Directors declared its semi-annual cash dividend of $.10 per share. The dividend was paid on January 9, 1995 to stockholders of record on December 20, 1994.

Net Income per Share: Net income per share of Common Stock is computed by dividing net income by the weighted average number of common shares and any dilutive common share equivalents outstanding. Fully diluted net income per share is the same or not materially different from net income per share.

Statements of Cash Flows: For the nine months ended December 31, 1994 and 1993, interest paid was $16 and $10 million, respectively, and income taxes paid were $158 and $93 million, respectively.

              COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  DECEMBER 31, 1994

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

In conjunction with the purchase of ASK, the Company recorded an after-tax charge against earnings of $154 million relating to the write-off of purchased research and development technology that had not reached the working model stage and has no alternative future use. Had this one-time charge not been taken during the quarter ended June 30, 1994, net income for the nine month period ended December 31, 1994 would have been $374 million, or $2.22 per share.

The following table reflects pro forma combined results of operations (unaudited) of the Company and ASK on the basis that the acquisitions had taken place and the related one-time charge, noted above, was recorded at the beginning of the fiscal year for each of the periods presented:

                          (In thousands, except per share amounts)

                                 For the Nine Months      For the Three Months
                                 Ended December 31,       Ended December 31,

                                   1994        1993         1994         1993
Revenue . . . . . . . . .      $1,868,656  $ 1,771,099  $  727,137  $  663,409
Net income (loss) . . . .         187,488        7,649     177,991      97,301
Net income (loss) per
 Common Share . . . . . .      $     1.12  $       .04  $     1.06  $      .57
Shares used in
 computation  . . . . . .         167,988      171,907     167,778     171,936

              COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  DECEMBER 31, 1994


NOTE B --  ACQUISITIONS (continued)


The following table reflects pro forma combined results of operations (unaudited) of the Company and ASK on the basis that the acquisitions had taken place at the beginning of the fiscal year for each of the periods presented and excludes the effect of the one-time after-tax charge of $154 million:


                                   (In thousands, except per share amounts)

                                 For the Nine Months       For the Three Months
                                  Ended December 31,        Ended December 31,


                                    1994        1993           1994        1993
Revenue . . . . . . . . . .     $1,868,656  $ 1,771,099  $  727,137  $  663,409
Net income  . . . . . . . .        341,988      162,149     177,991      97,301
Net income per
 Common Share . . . . . . .     $     2.04  $       .94  $     1.06  $      .57
Shares used in
 computation  . . . . . . .        167,988      171,907     167,778     171,936


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

Item 2:

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue:

Total revenue in the quarter ended December 31, 1994 increased by 26%, or $147 million, over the prior year's comparable quarter. The increase continues to be attributable to product revenue growth, especially in the midrange platform. The midrange environment experienced strong year over year growth due to increased sales of CA-Unicenter, now available on several platforms as well as the integration of the ASK/Ingres products. Maintenance revenues increased by $10 million, primarily due to the acquisition of ASK. Price changes did not have a material impact in either quarter.

Costs and Expenses:

Selling, marketing and administrative expenses as a percentage of total revenue decreased to 37% in the December 1994 quarter from 45% in the December 1993 quarter. This percentage reduction between the two comparable quarters reflects the higher revenue achievement without a proportionate increase in total fixed, variable and administrative costs, and to a lesser extent operating efficiencies realized from the acquisition of ASK. Development expenditures in the December 1994 quarter increased by $8 million over the same period last year due to the additional technical staff associated with recent acquisitions. Development expenditures capitalized during the fiscal 1995 quarter totaled $4 million, and $5 million of previously capitalized
software development expenditures was amortized in the quarter.   Commissions
and royalties as a percentage of total revenue remained constant in the December 1994 quarter over the prior year's comparable period. Depreciation and amortization expense in the December 1994 quarter increased by $29 million over the December 1993 quarter, due primarily to increased amortization of purchased software and excess cost over net assets acquired
(approximately $27 million) associated with the ASK acquisition. This incremental quarterly charge will continue for the remainder of fiscal year 1995. In the quarter ended December 1994, net interest expense increased by over $2 million, primarily as a result of increases in the level of loans payable to banks and higher average interest rates.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS


Operating Margins:


Pre-tax income for the quarter ended December 1994 exceeded the prior year's comparable quarter by $87 million, or 45%, due to the higher revenue achievement (26% increase), while costs and expenses increased by only 16%. Similarly, pre-tax income as a percentage of total revenue increased to 39% from 34% in the comparable prior year period as a result of reduced expense growth and higher revenue achievement. The reduced availability of foreign tax credits was primarily responsible for the increase in the consolidated effective tax rate to 38% from 36% in the December 1993 quarter.

Operations:

The Company has traditionally reported lower profit margins in the first two quarters of each fiscal year than those experienced in the third and fourth quarters. As part of the annual budget process, management establishes higher discretionary expense levels in relation to projected revenue for the first half of the year. Historically, the Company's combined third and fourth quarter revenues have been greater than the first half of the year, as these two quarters coincide with the clients' calendar year budget periods and the culmination of the Company's annual sales plan. These historically higher second half revenues have resulted in significantly higher profit margins since total expenses have not increased in proportion to revenue. However, past financial performance may not be indicative of future performance, particularly in view of the uncertainties associated with integration of the ASK acquisition and the personnel and infrastructure investments necessary to capitalize on the migration to client server technology.

The Company's near term operating results may be affected by a number of other factors, including, but not limited to: uncertainties relative to global economic conditions; market acceptance of competing technologies; the availability and cost of new solutions; the Company's ability to successfully maintain or increase market share in its core business while expanding its product base into other markets; the strength of its distribution channels; the Company's ability to manage fixed and variable expense growth relative to revenue growth; and the Company's ability to integrate acquired products and operations.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and short-term marketable securities decreased by $30 million to $247 million during the quarter ended December
31, 1994. This decrease was primarily attributable to expenditures of $15 million for various shutdown costs related to the ASK acquisition, purchases of $53 million of common stock under the Company's open market repurchase plan and repayments of $107 million in bank debt offset by $145 million of cash generated from operations. At December 31, 1994, $285 million was outstanding under the Company's revolving credit agreement. It is expected that existing cash, cash equivalents, short-term marketable securities, the availability of short-term borrowings under committed and uncommitted credit lines as well as cash provided from operations will be sufficient to meet anticipated cash operating requirements. During the quarter ended December 31, 1994, the Company added 1.2 million shares of Common Stock to its treasury, leaving an additional nine million shares available for purchase under its current program.

The Company's capital resource requirements as of the end of December 1994 consisted of lease obligations for office space, computer equipment, mortgage or loan obligations and amounts due as a result of product and company
acquisitions.   The Company intends to meet these commitments and other
foreseeable needs from its available cash as outlined above.

PART II. OTHER INFORMATION

             Item 6:  Exhibits and Reports on Form 8-K

                       (a)  Exhibits.

                            None.

                       (b)  Reports on Form 8-K.

                            None.






                                  SIGNATURES





       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    COMPUTER ASSOCIATES INTERNATIONAL, INC.


   Dated:  January 31, 1995           By: Sanjay Kumar
                                         ----------------------
                                         Sanjay Kumar, President
                                         and Chief Operating Officer


   Dated:  January 31, 1995           By: Peter Schwartz
                                         ----------------------
                                         Peter Schwartz
                                         Sr. Vice President - Finance
                                         (Chief Financial and
                                         Accounting Officer)