Form 10-K
period 1995-03-31
COMPUTER ASSOCIATES INTERNATIONAL INC
filed 1995-05-26
CIK 356028

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-K
 (Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended March 31, 1995
                               OR
  [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days: Yes _x_   No ___.

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as at May 24, 1995 was $7,455,002,034 based on a total of 113,600,031 shares held by non-affiliates and the closing price on the New York Stock Exchange on that date which was 65 5/8.

Number of shares of stock outstanding at May 24, 1995:
160,137,850 shares of Common Stock, par value $.10 per share.

Documents Incorporated by Reference:
Part III - Proxy Statement to be issued in conjunction with Registrant's Annual Stockholders' Meeting.

Item 1. Business

(a) General Development of Business

 Computer  Associates  International,  Inc.  (the   "Company"  or
"Registrant'') was incorporated in Delaware in 1974. In December 1981, the Company completed its initial public offering of Common Stock. The Company's Common Stock is traded on the New York Stock Exchange under the symbol "CA".

 In its early years, the Company supplied systems management software for mainframe computers from International Business Machines Corp. ("IBM"), primarily those using the VSE operating system. Since that time the Company's line of products has expanded significantly, paralleling the growth of the software industry itself. Employing a triparte strategy of growing through the introduction of internally developed products, strategic alliances coupled with a series of company and product acquisitions, and integration of the other two, the Company has significantly increased the breadth of its product portfolio. Today, the Company supplies an extensive array of systems management, information management, business management and consumer software products for use on a variety of hardware platforms. Because of its independence from hardware manufacturers, the Company has been able to offer products for use on most of the major operating systems available. The Company's products operate on over 40 different desktop, midrange and mainframe operating systems and platforms.

 In June 1994, the Company acquired The ASK Group, Inc. ("ASK"). ASK was primarily engaged in developing, marketing and selling relational database management systems, data access and connectivity products, manufacturing and financial software applications and application development tools designed for use in client/server environments. The acquisition was accounted for using the purchase method of accounting. See Note 2 of Notes to Consolidated Financial Statements for additional information concerning acquisitions.

 On May 25, 1995, the Company announced that it had entered into a definitive agreement with Legent Corporation ("Legent") providing for the acquisition of all issued and outstanding common stock of Legent through a cash tender offer. Legent provide a broad range of computer software products for the management of information systems across several platforms and operating systems. See
Note 12 of Notes to Consolidated Financial Statements.

(b) Financial Information about Industry Segments

 The Company's business is in a single industry segment--the design, development, marketing, licensing and support of a wide range of integrated computer software products operating on an equally diverse range of hardware platforms and operating systems.

 See Note 4 of Notes to Consolidated Financial Statements for financial data pertaining to geographic areas.

(c) Narrative Description of Business

General

The Company designs, develops, markets and supports standardized computer software products for use with a broad range of desktop, midrange and mainframe computers from many different hardware manufacturers including among others, IBM, Hewlett-Packard Company ("HP"), Digital Equipment Corp. ("DEC"), Sun Microsystems ("Sun"), Data General Corp. ("DG"), Tandem Computers Inc. and Compaq Computer Corp.

 A computer system, running the most powerful mainframe or the ubiquitous small desktop, consists of hardware and software. Hardware is the physical computer or central processing unit as well as peripheral equipment such as disk and tape data storage devices, printers and terminals. Software products are the programs, or sets of instructions, which tell the hardware what to do and how to respond to specific user requests.

 The Company continues to follow its approach of designing and developing new software technology solutions, acquiring software technology that is complementary to existing products and integrating internally developed products with acquired software.

Products

 The Company offers a broad range of standardized systems management software products which enable clients to use their total data processing resources--hardware, software and personnel--more efficiently. Many of the Company's products provide tools to measure and improve computer hardware and software performance and programmer productivity. The Company also designs, develops, markets and supports information management and business management software operating on desktop, midrange and mainframe computers. Information management software is generally characterized by database management systems and applications generators including front-end computer-aided software engineering ("CASE") tools. Business management applications are used in financial, human resource, manufacturing, distribution and banking applications systems. Because data processing resources are a significant investment for most users of computer systems, managing these resources, increasing their efficiency and leveraging information technology into new areas of business can result in substantial savings. Many of the Company's products can be used with little or no modification, irrespective of the business or application. By providing software that gives the same "look and feel" across many hardware platforms, the Company offers its clients the opportunity to move to different platforms with minimal inconvenience. In each of the past three fiscal years, no single product accounted for 10% or more of the Company's revenue.

 Recognizing  the exceptional  advance   of  technology,   where   powerful
desktop computers--alone or networked--are able to do work formerly done only on larger computers, the Company has enhanced its software to operate in these environments. The Company has formed numerous joint development partnerships using CA90s as its standardized development architecture. Tangible proof of the success of these initiatives is CA-Unicenter. The Company's integrated systems management product has been developed and is currently operating on several DG, HP, IBM and SUN platforms, as well as Novell's Netware and Microsoft Windows NT operating environments. Alliances have been established with HP for continued joint development of CA-Unicenter for OpenView and with Microsoft for joint development and marketing of CA-Unicenter for Windows NT. In order to allow our clients to manage many, if not all, of these heterogeneous environments from a single point-of-control, CA-Unicenter/STAR was recently introduced. The Company's information management products, including CA-Datacom, CA-IDMS and CA-Ingres, are now available for client/server environments. Fiscal 1995 witnessed the extension of the Company's flagship CA-Masterpiece/2000 Financial Applications and CA-MANMAN, ASK's manufacturing software line, to the client/server environments.

 The Company's 4Home Productions division, offers a variety of desktop consumer software for home use. CA-Simply House, a computer based home repair and improvement guide and CA-Simply Kids, a computer based record-keeping and family planning tool are recent additions to its fiscal year 1994 introductions of Kiplinger's Simply Money and CA-Simply Tax.

 Prices for the Company's products vary depending upon the type of license agreement, operating environment and platform chosen by the client. See "Narrative Description of Business-Licensing."

Sales and Marketing

 The company distributes, markets and supports its products on a worldwide basis with its own employees and a network of independent value-added resellers, distributors and dealers. The Company has approximately 3,700 sales and sales support personnel engaged in promoting the licensing of the Company's products.

 In North America, the Company operates through a single sales force responsible for sales, marketing and service of the Company's software products. A separate National Accounts group provides additional service to large clients, particularly facilities managers. Facilities managers provide data processing services using the Company's products to those companies that wish to "outsource" their computer processing requirements.

 The Company also operates through wholly owned subsidiaries located in 31 countries outside North America. Each of these subsidiaries is structured as an autonomous entity and markets all or most of the Company's products in its respective territory. In addition, the Company's products are marketed by independent distributors in many areas of the world where it does not have a direct presence. Revenue from independent distributors accounted for approximately 2% of the Company's fiscal 1995 revenues.

 The Company considers that it has established marketing and distribution channels in most areas of the world where the number of computer installations warrants the establishment of such channels. For fiscal year 1995 approximately 49% of the Company's revenue was derived from business outside North America. The percentages for fiscal year 1994 and 1993 were approximately 46% and 50%, respectively. Western Europe is the Company's most important foreign market. The Company believes that its operations outside the United States are located in countries which are politically stable, and that such operations are not exposed to any special or unusual risks. See Note 4 of Notes to Consolidated Financial Statements for further information concerning the Company's foreign operations.

 The Company's marketing and marketing services groups produce substantially all of the user documentation for its products, as well as promotional brochures, advertising and other business solicitation materials. The duties of these groups include the writing of the requisite materials, editing, typesetting, photocomposition and printing.

Licensing

 The Company does not sell or transfer title to its products to its clients. The products are licensed on a "right to use" basis pursuant to license agreements. Such licenses generally require that the client use the product only for its internal purposes at its own computer installation. In addition, the Company offers license agreements to facilities managers enabling them to utilize the Company's software in conjunction with their outsourcing business. Under certain circumstances, the Company will also license, on a non-exclusive basis, clients and other third parties as resellers of certain of the Company's products. The Company is encouraging value-added resellers ("VARs") to actively market the Company's products. VAR's bundle the Company's products along with specialized consulting services to provide clients with a complete solution. Such VAR's generally service a particular market or sector and provide enhanced user-specific solutions.

 The Company offers several types of mainframe licenses. Under the first, the client agrees to pay a one-time fee and an annual usage and maintenance fee. The annual usage and maintenance fees typically range from 12% to 20% of the then prevailing one-time fee for the product. Payment of the usage and maintenance fee entitles the client to receive technical support for the product from the Company and to receive all enhancements and improvements (other than optional features subject to a separate charge) to the product developed by the Company during the period covered. A second alternative is the term license under which the client agrees to pay a fixed fee and in return receives the right to use the product for a specified term ranging from one month to three years. Upon expiration of this period, a term license must be renewed for continued use of the product, and the then prevailing term license fee paid. Maintenance and support is included in the term license fee. The Company offers a third alternative which combines elements of the other licensing options in that the client pays an initial licensing fee and a periodic license fee including maintenance to continue using the product. The Company also offers licenses for products and groups of products based on the size of an enterprise's computing power as measured in MIPS--millions of instructions per second. Usage of software programs under the enterprise-wide licensing options may be expanded to subsidiaries and other related entities on a national or worldwide basis, regardless of the number, size and location of the data centers or central processing units ("CPUs") in use. Under this option, the client is free to reallocate hardware or modify user configurations without incremental costs. Product revenue for licenses is recognized upon delivery of the product to the client. Usage and maintenance fees are recognized ratably over the term of the agreement. Where the client has elected to pay the license fees in monthly or annual installments, the present value of the license fee is recognized as product revenue upon delivery of the product. Maintenance is unbundled from the selling price and ratably recognized over the term of the agreement. One-time license fees under the first alternative range between $1,440 and $1,150,000, and three-year term license fees range between $965 and $770,000. Pricing under enterprise-wide licensing options is dependent on usage. See Note 1 of Notes to Consolidated Financial Statements for further discussion of revenue recognition policies.

 The Company's micro software products are licensed to end users upon payment of a fixed fee. Suggested license fees range between $29 and $4,500 per copy, dependent upon the product and number of users licensed. UNIX-based software products are licensed to end users on a CPU basis, number of concurrent users basis, or based on the size of the enterprise in terms of computing power, as measured in MIPS. These licenses are version-specific and permanent in nature. Maintenance and support services, primarily provided through telephone contact with employees of the Company, may be purchased for an additional fee. The Company also offers site licenses on micro software products providing pricing advantages based on the number of copies licensed. Maintenance is also available on a site-license basis under terms and conditions similar to those for mainframe software licenses.

 Under its standard form of license agreements, the Company warrants that its products will perform in accordance with specifications published in the product documentation.


Competition And Risks

 The computer software business is highly competitive. There are many companies, including DEC, HP, IBM, Sun, and other large computer manufacturers, which have substantially greater resources, as well as the ability to develop and market software programs similar to and competitive with the products offered by the Company. Competitive products are also offered by numerous independent software companies, which specialize in specific aspects of the highly fragmented software industry. Some are the leading developers and vendors in their own specialized markets.
 IBM, DEC, HP and Sun are by far the largest suppliers of systems software, and are the manufacturers of the computer hardware systems used by most of the Company's clients. From time to time, these hardware manufacturers have modified or introduced new operating systems, systems software and computer hardware. Such products could incorporate features which are currently performed by the Company's products or could require modification of the Company's products to maintain their compatibility with these companies' hardware or software. Although the Company has to date been able to adapt its products and its business to changes introduced by hardware manufacturers, there can be no assurance that it will be able to do so in the future.

 Historically, licensees using proprietary operating systems were furnished with "source code" which makes the operating system generally understandable to programmers, or "object code" which directly controls the hardware, and other technical documentation. Since the availability of source code facilitated the development of systems and applications software which must interface with the operating systems, independent software vendors such as the Company were able to develop compatible software. IBM has a policy of restricting the use or availability of the source code for some of its operating systems. To date, this policy has not had any effect on the Company. However, such restrictions may in the future result in higher research and development costs for the Company in connection with the enhancement and modification of existing products and the development of new products. Although the Company does not expect such restrictions will have an adverse effect on its products, there can be no assurance that such restrictions or other restrictions will not have a material adverse effect on the Company's business.

 The Company anticipates ongoing use of microcode or firmware provided by hardware manufacturers. Microcode and firmware are basically software programs in hardware form, and therefore are less flexible than pure software. The Company believes that these technical advances will not have a significant impact on the Company's operations and that its products will remain compatible with any such changes. However, there can be no assurance that future technological developments will not have an adverse impact on the Company's operations.

 Although no company competes with the Company across its entire software product line or a significant portion thereof, the Company considers at least 75 firms to be directly competitive with one or more of the Company's systems software packages. In the areas of database management systems, graphics and applications software for the desktop, midrange and mainframe environments, there are hundreds of companies, whose primary business focus is on at least one but not all of these areas. Certain of these companies have substantially larger operations than the Company's in these specific areas. Many companies, large and small, use their own technical personnel to develop programs similar to those of the Company; these may rightly be seen as competitors of the Company. The Company believes that the most important considerations for potential purchasers of software packages are: product capabilities; ease of installation and use; reliability and quality of technical support; documentation and training; the experience and financial stability of the vendor; integration of the product line; and, to a lesser extent, price. Price is a stronger factor in the client/server and microcomputer marketplace.

 The Company's future operating results may be affected by a number of factors, including, but not limited to: uncertainties relative to global economic conditions; market acceptance of competing technologies; the availability and cost of new solutions; the Company's ability to successfully maintain or increase market share in its core business while expanding its product base into other markets; the strength of its distribution channels; the Company's ability to effectively manage fixed and variable expense growth relative to revenue growth; and the Company's ability to effectively integrate acquired products and operations.

Product Protection

 The products of the Company are treated as trade secrets and confidential information. The Company relies for protection upon its contractual agreements with clients as well as its own security systems and confidentiality procedures. The Company also protects its products and their documentation and other written materials under copyright law. The Company obtains trademark protection for its various product names.

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

 To date, the Company has been able to adapt its products to such changes and the Company believes that it will be able to do so in the future. Computer software vendors must also continually ensure that their products meet the needs of clients in the ever-changing marketplace. Accordingly, the Company has the policy of continually enhancing, improving, adapting and adding new features to its products, as well as developing additional products. The Company offers a facility, CA-Uniservice, for many of its software products whereby problem diagnosis, program "fixes" and other mainframe services can be provided online between the client's installation and the support facilities of the Company. CA-TCCSM: Total Client Care, another facility, provides a major extension to existing support services of the Company by offering access to the Company's client support database. In addition, the Company anticipates offering support services online via the INTERNET. These services have contributed to the Company's ability to provide maintenance more efficiently.

 Product development work is primarily done at the Company's facilities in Alameda, California; San Diego, California; Santa Clara, California; Chicago, Illinois; Andover, Massachusetts; Westwood, Massachusetts; Mount Laurel, New Jersey; Princeton, New Jersey; Islandia, New York; Dallas, Texas; and Reston, Virginia. The Company also performs product development in Sydney, Australia; Vienna, Austria; Brussels, Belgium; Vancouver, Canada; Slough, England; Paris, France; Darmstadt, Germany; Dublin, Ireland; Tel Aviv, Israel; and Milan, Italy. For its fiscal years ended March 31, 1995, 1994 and 1993, product development costs charged to operations were $232,785,000, $211,273,000 and $207,365,000, respectively. In fiscal years 1995, 1994, and 1993, the Company capitalized $15,505,000, $15,471,000 and $18,149,000, respectively, of internally developed software costs.

 Certain of the Company's products were acquired from others. The Company continues to seek synergistic companies, products and partnerships. The purchase price of acquired products is capitalized and amortized over a period not exceeding five years.

Employees

 As of March 31, 1995, the Company had over 7,550 employees of whom approximately 1,400 were located at its facilities in Islandia, New York; 3,400 were located at other offices in the United States, and 2,750 were located at its offices in foreign countries. Of the total employees, approximately 2,000 were engaged in product development efforts and 3,700 were engaged in sales and sales support functions. The Company believes its employee relations are excellent.

(d) Financial Information About Foreign and Domestic Operations and Export
    Revenue

 See Note 4 of Notes to Consolidated Financial Statements for financial data pertaining to the geographic distribution of the Company's operations.

Item 2. Properties

 The principal properties of the Company are geographically distributed to meet sales and operating requirements. All of the properties of the Company are considered to be both suitable and adequate to meet current operating requirements.

 The Company leases approximately 51 office facilities throughout the United States, and approximately 73 office facilities outside the United States. Expiration dates on material leases range from fiscal 1996 to 2020.

 The Company's 675,000 square-foot headquarters in Islandia, New York, is owned by Islandia Centre Associates ("ICA"), a general partnership in which the Company has a 98% interest. The Company's subsidiary in Germany owns two buildings totaling approximately 120,000 square feet. The Company also owns 54,000 and 214,000 square-foot office facilities in Austin, Texas and Princeton, New Jersey, respectively.

 The Company owns various computer, telecommunications and electronic equipment. It also leases IBM, DEC, HP and DG computers located at the Company's facilities in Islandia, New York; Princeton, New Jersey; San Diego, California; and Chicago, Illinois. This equipment is used for the Company's internal product development, for technical support efforts and for administrative purposes. In addition, each of the Company's subsidiaries outside the U.S. leases certain computer hardware enabling them to communicate with all other offices of the Company through a dedicated worldwide network. The Company considers its computer and other equipment to be adequate for its needs. See Note 7 of Notes to Consolidated Financial Statements for information concerning lease obligations.


Item 3. Legal Proceedings

 The Company is the respondent in an ongoing and protracted arbitration proceeding before the American Arbitration Association of New York. The Company believes the claims are without merit and will resist Claimants' efforts to have the arbitrators assess any damages. Management, after consultation with counsel and review of the facts at issue, believes that the potential damages, if any, arising from the matter will not have a material adverse effect on its consolidated financial position.

 The Company, various subsidiaries and certain current and former officers have been named as defendants in various claims and lawsuits arising in the normal course of business. The Company believes that the facts do not support the plaintiffs' claims and intends to vigorously contest each of them.

Item 4. Submission of Matters to Vote of Security Holders

None.

Executive Officers of the Registrant

The name, age, present position and business experience of all executive officers of the Company as of May 26, 1995 are listed below:

       Name             Age                    Position
Charles B. Wang (1)     50    Chairman, Chief Executive Officer and Director

Sanjay Kumar (1)        33    President, Chief Operating Officer and Director

Russell M. Artzt (1)    48    Executive Vice President-Research and Development
                              and Director

Belden A. Frease        56    Senior Vice President and Secretary

Peter A. Schwartz       51    Senior Vice President-Finance and Chief
                              Financial Officer

Ira Zar                 33    Senior Vice President and Treasurer

(1) Member of the Executive Committee

Mr. Charles B. Wang has been Chief Executive Officer and a Director of the Company since June 1976 and Chairman of the Board since April 1980.

Mr. Kumar joined the Company with the acquisition of UCCEL in August 1987. He was elected President, Chief Operating Officer and a Director effective January 1994, having previously served as Executive Vice President--Operations from January 1993 to December 1993, Senior Vice President--Planning from April 1989 to December 1992, Vice President--Planning from November 1988 to March 1989 and Vice President--Research and Development effective April 1988.

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



                                                    High         Low
Fiscal 1995:
Fourth Quarter                                     63 3/4       47 3/8
Third Quarter                                      50 3/4       43 5/8
Second Quarter                                     45           37 7/8
First Quarter                                      43 1/8       27 3/4

Fiscal 1994:
Fourth Quarter                                     44 1/2       30 7/8
Third Quarter                                      44           32 1/2
Second Quarter                                     33 1/8       27 5/8
First Quarter                                      30           21 7/8



 On March 31, 1995, the closing price for the Company's Common Stock on the New York Stock Exchange was 59 3/8. The Company currently has approximately 9,000 record stockholders.

 On May 18, 1995, the Company declared its regular, semi-annual cash dividend of $.10 per share. The Company has paid cash dividends in July and January of each year since July 1990.

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



                                    Year Ended March 31,
                         ---------------------------------------------------
INCOME STATEMENT DATA     1995(1)     1994      1993       1992       1991
                         ---------  --------  --------  ---------   --------
(in thousands, except per share amounts)
Revenue                $2,622,992 $2,148,470 $1,841,008 $1,508,761 $1,300,558
Net income                431,904    401,262    245,544    162,909    130,255
- - Per common share     $     2.57 $     2.34 $     1.44 $      .92 $      .70
Dividends declared
 per common share             .20        .14        .10        .10        .10

                                          March 31,
                         --------------------------------------------------
BALANCE SHEET DATA        1995       1994       1993      1992        1991
(in thousands)           ------     ------     ------    ------      ------
Cash from operations  $ 489,370  $  480,213 $  415,747 $  360,717  $  287,750
Working capital         299,673     450,599    340,694    311,058     546,985
Total assets          3,269,428   2,491,605  2,348,819  2,168,862   1,515,944
Long-term debt (less
  current maturities)    50,489      71,381    166,714     40,804      24,611
Stockholders' equity  1,578,125   1,243,133  1,054,530    988,339     884,071

(1)Includes a pre-tax write-off of $249 million related to the acquisition of The ASK Group, Inc. in June 1994. See Note 2 of Notes to Consolidated Financial Statements for additional information.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

 Total revenue for fiscal year 1995 of $2.6 billion increased 22% over the $2.1 billion total for fiscal year 1994. Product revenue increased by 31% over the prior year's level. The growth was attributable to greater revenue derived from licensing fees on the midrange platform as well as modest increases in product revenues for mainframe based systems management products. The midrange platform increase was due chiefly to the success of the Company's pioneer UNIX-based systems management product, CA-Unicenter, as well as integration of the ASK/Ingres products acquired in June 1994. The continued demand for enterprise licensing alternatives and less restrictive pricing options also contributed to revenue growth. International revenue, positively affected by foreign exchange currency rates, relatively stable economic conditions, expanding markets and favorable product offerings, grew by 28% during fiscal year 1995 over the prior fiscal year. Maintenance revenue in fiscal year 1995 increased 4%, or $27 million, primarily due to the acquisition of ASK.
Absolute maintenance revenue continued to be negatively impacted by site consolidations and the revenue mix shift toward lower maintenance generating client/server solutions. Price changes did not have a material impact in either year.

 Selling, marketing and administrative expenses were 40% of revenue for fiscal year 1995 in contrast to 47% for fiscal year 1994. This percentage reduction reflects a higher revenue achievement without a proportionate increase in total fixed and administrative costs, and to a lesser extent, operating efficiencies realized from the acquisition of ASK. Net product and development expenditures increased $22 million, or 10%, for fiscal year 1995 over the prior period. The increase was due to support and enhancement of the ASK products and ongoing development efforts to expand client/server product offerings. Commissions and royalties were at 5% of revenue for both fiscal years. Depreciation and amortization expense increased by $51 million, or 25% in fiscal year 1995 over fiscal year 1994, primarily due to the additional purchased software product amortization associated with the ASK acquisition. Net interest expense for fiscal year 1995 was $8.1 million, approximately $6.3 million higher than fiscal year 1994, as a result of higher debt levels associated with borrowings used to finance the ASK acquisition. A pre-tax purchased research and development charge of $249 million is reflected in fiscal year 1995 total expenses. The charge represents a write-off of purchased research and development technology that had not reached the working model stage and has no alternative future use. Pre-tax income increased in fiscal 1995 by 11%, or $70 million to $697 million from $627 million in fiscal year 1994. This pre-tax income figure includes the charge of $249 million noted above. Without the charge, income would have been $946 million, an increase of $319 million or 51% from fiscal year 1994. The consolidated effective tax rate for fiscal year 1995 increased to 38% from 36% in fiscal year 1994. The increase was principally the result of reduced foreign tax credits. Net income in fiscal 1995 increased 8%, including the previously mentioned charge, and 46% without it. Net income per share increased 10% after the charge and 49% before it. A 2% reduction in the average shares outstanding during fiscal year 1995 contributed to this improvement.

 Total revenue for fiscal year 1994 of $2.1 billion increased 17% over $1.8 billion for fiscal year 1993. Product revenues increased by 24% over the prior year's level. The increase in product revenue was primarily attributable to higher licensing fees on the mainframe and midrange platforms, and market acceptance of the Company's UNIX-based product, CA-Unicenter, operating on several different platforms. Enterprise license alternatives and less restrictive pricing options affording clients licensing flexibility also contributed to revenue growth, particularly for mainframe systems products. International revenue increased by 6% during fiscal year 1994. This increase, less than the 29% achieved by domestic operations, was adversely affected by foreign currency exchange rates and local economic conditions during 1994, as well as the later international introduction of our UNIX-based offerings. Maintenance revenue in fiscal year 1994 increased 3%, or $21 million. Maintenance revenue were negatively impacted by site consolidations which offset most of the incremental maintenance attributable to new licensing arrangements. Price changes did not have a material impact in either fiscal years 1994 and 1993.

 Selling, marketing and administrative expenses were 47% of revenue for fiscal year 1994, four percentage points less than the 51% experienced for fiscal 1993. The lower percentage for fiscal year 1994 reflects higher revenue achievement without a proportionate increase in operating and administrative costs. Fiscal year 1994 realized a full year of facilities cost savings associated with the Company's refinancing of its headquarters building which was completed in the latter half of fiscal year 1993, as well as lower personnel costs. Net product and development expenditures increased marginally for fiscal year 1994 over the prior year period. The minimal increase was primarily due to operating efficiencies and benefits inherent in the Company's CA90s developmental architecture. Commissions and royalties were unchanged at 5% of revenue for fiscal years 1994 and 1993. Commissions attributable to the increased product revenue were offset by the shift from direct marketing specialists to client service representatives. The latter's compensation is more heavily weighted to a fixed base salary than that of the marketing specialists. Depreciation and amortization expense, although relatively unchanged in absolute amount for fiscal years 1994 and 1993, is the net of reduced amortization due to the expiration of the five year amortization period related to the Applied Data Research, Inc. ("ADR") acquisition offset by the reassessment of the current carrying value of certain other purchased software products. Net interest expense for fiscal year 1994 was $1.8 million, approximately $2.7 million less than net interest expense of $4.5 million in fiscal year 1993. The lower net expense was the result of higher average cash and marketable securities balances, lower average debt levels outstanding and lower borrowing costs. The higher debt levels for fiscal year 1993 were primarily the result of debt used to finance the Company's corporate headquarters building. Pre-tax income increased in fiscal year 1994 by $243 million, or from 21% to 29% when expressed as a percentage of total revenue. After-tax margins similarly improved in fiscal 1994 to 19% from 13%. These improvements were the result of the significant revenue increase without a corresponding increase in costs for reasons noted above. The consolidated fiscal year 1994 effective tax rate of 36% remained unchanged from fiscal year 1993. Full year net income and net income per share both increased by 63%.

 The Company's foreign subsidiaries operate as distributors for the products of the Company. As such, the subsidiaries pay royalties to the Company on revenue generated from the licensing of products. After payment of such royalties, these foreign subsidiaries had net income of $155,251,000, $108,001,000 and $74,841,000 in fiscal years 1995, 1994 and 1993, respectively. See Note 4 of Notes to Consolidated Financial Statements.

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

Selected Unaudited Quarterly Information

(in thousands, except per share amounts)

1995 Quarterly Results    June 30(1) Sept. 30   Dec. 31   Mar. 31     Total(1)
- -----------------------   ---------  --------   -------   -------    ---------
Revenue                   $476,631   $623,340   $721,032  $801,989  $2,622,992
Percent of total revenue        18%        24%        27%       31%        100%
Net income (loss)          (85,579)   130,375    174,206   212,902     431,904
- - Per common share        $   (.53)  $    .78   $   1.04  $   1.27   $    2.57



1994 Quarterly Results    June 30   Sept. 30   Dec. 31    Mar. 31     Total
- -----------------------   ---------  --------   -------   -------    ---------
Revenue                   $423,382  $516,968   $574,380   $633,740  $2,148,470
Percent of total revenue        20%       24%        27%        29%        100%
Net income                  30,749    87,538    124,188    158,787     401,262
- - Per common share        $    .18  $    .51   $    .72   $    .93   $    2.34


(1)Includes a pre-tax write-off of $249 million related to the acquisition of The ASK Group, Inc. in June 1994. See Note 2 of Notes to Consolidated Financial Statements for additional information.


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

 The Company's future operating results may be affected by a number of factors, including, but not limited to: uncertainties relative to global economic conditions; market acceptance of competing technologies; the availability and cost of new solutions; the Company's ability to successfully maintain or increase market share in its core business while expanding its product base into other markets; the strength of its distribution channels; the Company's ability to effectively manage fixed and variable expense growth relative to revenue growth; and the Company's ability to effectively integrate acquired products and operations.

 There have been no special marketing programs by the Company which have had a material effect on the revenue or net income of any given quarterly period.

Foreign Currency Exchange

 Economic uncertainty in world markets caused a gradual weakening of the U.S. Dollar during fiscal year 1995. Approximately 49% of the Company's total revenue in fiscal year 1995, 46% in fiscal year 1994 and 50% in fiscal year 1993, was derived from sales outside of North America. The net income effect of foreign currency exchange rate fluctuations versus the U.S. Dollar on international revenues is largely offset to the extent expenses of the Company's international operations are incurred and paid for in the same currencies as those of its revenues. During fiscal 1995, the net income effect of foreign exchange losses was less than $1 million. A foreign currency translation adjustment of $76 million was credited to Stockholders' Equity in fiscal year 1995. As part of the its risk management strategy, the Company did not enter into any foreign exchange derivative transactions during fiscal years 1995 and 1994.

Liquidity and Capital Resources

Cash from operations for fiscal year 1995, heavily affected by increased foreign and domestic tax payments, increased slightly over the prior year. Improved net income levels were offset by higher accounts receivable balances. These balances were increased by the foreign exchange impact of the weakened dollar and fiscal year 1995 higher sales. The Company's $314 million stock acquisition of ASK was financed from existing cash and bank borrowings. Cash generated from operations was used to purchase $173 million of treasury stock and to finance costs associated with the acquisition of ASK. See
Note 1 for details of cash flows.

 During fiscal 1995, the Company restructured its credit agreement with a group of banks to increase its borrowing capacity to $500 million. As part of the restructuring, the Company repaid in full the debt related to its Islandia, NY corporate headquarters. Borrowings under this new agreement are subject to interest, primarily at the prevailing London Interbank Rate ("LIBOR") plus 20 basis points and is payable at maturity or in quarterly installments, whichever is sooner. The agreement calls for the maintenance of certain financial conditions and ratios. The Company also maintains a multicurrency credit facility of $20 million. The multicurrency facility was established to meet any short-term working capital requirements for its foreign subsidiaries. Peak borrowings under these facilities were $392 million during fiscal 1995, and the weighted average interest rate for those borrowings during the year was 5.3%. Peak borrowings for 1994 were $50 million, and the comparable interest rate for borrowings was 4.6%. At March 31, 1995, $240 million was outstanding under these credit arrangements.

 On May 25, 1995, the Company entered into a definitive agreement providing for the acquisition of Legent Corporation ("Legent"). The acquisition will be financed from existing cash and marketable securities as well as a new $2 billion credit facility which will replace the existing $500 million facility.

 The Company's capital resource commitment as of March 31, 1995, consisted of lease obligations for office space, computer equipment, a mortgage obligation and amounts due resulting from the acquisitions of products and companies. The Company intends to meet its capital resource commitments from its available funds. No significant commitments exist for future capital expenditures. See Notes 6, 7, and 12 for details concerning commitments.

 The Company believes that the foregoing sources of liquidity, plus existing cash and cash equivalents and current marketable securities balances of $301 million as of March 31, 1995 are adequate for its foreseeable operating needs.

 The Company purchased almost 5 million shares of its Common Stock under its current open market repurchase program, bringing the total purchased under this program to approximately 16 million shares. An additional 9 million shares is authorized for repurchase. The Company had previously completed a 15 million share repurchase program, for a total of 31 million shares repurchased to date.


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

 REGULATION S-K
 EXHIBIT NUMBER
 --------------
  3(i)(e)    Certificate of Amendment    Previously filed as Exhibit 3(e) to
             of the Restated             the Company's Annual Report on Form
             Certificate of              10-K for the fiscal year ended March
             Incorporation               31, 1990 (File No. 0-10180) and
                                         incorporated herein by reference.

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

  4(e)       Amendment No. 1 dated May   Filed herewith.
             17, 1995 to Rights
             Agreement dated as of June
             18, 1991.

  4(f)       1981 Incentive Stock Option Previously filed as Exhibit 10.5 to
             Plan.                       the Company's Registration Statement
                                         on Form S-1 (Registration 2-74618)
                                         and incorporated herein by
                                         reference.

  4(g)       1987 Non-Statutory Stock    Previously filed as Appendix C to
             Option Plan.                the Company's definitive Proxy
                                         Statement dated July 1, 1987 and
                                         incorporated herein by reference.

  4(h)       Amendment No. 1 to the 1987 Previously filed as Exhibit c to the
             Non-Statutory Stock Option  Company's Annual Report on Form 10-K
             Plan dated October 20,      for the fiscal year ended March 31,
             1993.                       1994 and incorporated herein by
                                         reference.


 REGULATION S-K
 EXHIBIT NUMBER
 --------------
  4(i)       1991 Stock Incentive Plan,  Previously filed as Exhibit A to the
             as amended by Amendment     Company's definitive Proxy Statement
             No. 1 thereto.              dated July 11, 1991 and incorporated
                                         herein by reference.

  4(j)       Amendment No. 2 to the      Previously filed as Exhibit D to the
             1991 Stock Incentive Plan   Company's Annual Report on Form 10-K
             dated October 20, 1993.     for the fiscal year ended March 31,
                                         1994 and incorporated herein by
                                         reference.

  4(k) 1993 Stock Option Plan for Previously filed as Annex 1 to the for Non-Employee Directors. Company's definitive Proxy Statement dated July 7, 1993 and incorporated
                                         herein by reference.

  4(l)       Amendment No. 1 to the      Previously filed as Exhibit E to the
             1993 Stock Option Plan for  Company's Annual Report on Form 10-K
             Non-Employee Directors      for the fiscal year ended March 31,
             dated October 20, 1993.     1994 and incorporated herein by
                                         reference.

  4(m)       The Company's 401(k)        Previously filed as Exhibit F to the
             Excess Benefit Plan.        Company's Annual Report on Form 10-K
             dated January 1, 1993       for the fiscal year ended March 31,
                                         1994 and incorporated herein by
                                         reference.

  4(n)       Amendment No. 1 to the      Previously filed as Exhibit G to the
             Company's 401(k) Excess     Company's Annual Report on Form 10-K
             Benefit Plan dated          for the fiscal year ended March 31,
             March 30, 1994.             1994 and incorporated herein by
                                         reference.


  4(o)       The Company's 401(k)        Previously filed as Exhibit H to the
             Restoration Plan dated      Company's Annual Report on Form 10-K
             March 30, 1994.             for the fiscal year ended March 31,
                                         1994 and incorporated herein by
                                         reference.

  10(a)      Credit Agreement dated      Previously filed as an Exhibit(b)(1)
             June 21, 1994 among the     to the Company's Amendment No. 5 to
             Company, various banks      Schedule 14D-1 dated June 23, 1994
             and financial institutions  and incorporated herein by reference.
             and Credit Suisse, as
             agent.

  10(b)      Credit Agreement, dated     Previously filed as an Exhibit(b)(2)
             June 21, 1994, among the    to the Company's Amendment No. 5 to
             Company, various banks      Schedule 14D-1 dated June 23, 1994
             and financial institutions  and incorporated herein by reference.
             and Credit Suisse, as
             agent.

  21         Subsidiaries of the         Filed herewith.
             Registrant.

  23         Consent of Ernst & Young    Filed herewith.
             LLP.


(b)Reports on Form 8-K.

   There were no current reports on Form 8-K filed during the fiscal quarter ended March 31, 1995.

(c)Exhibits: See Index to Exhibits.

(d)Financial Statement Schedules: The response to this portion of Item 14 is submitted as a separate section of this report.

 For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, as amended, the undersigned Registrant hereby undertakes as set forth in the following paragraph, which undertaking shall be incorporated by reference into Registrant's Registration Statements on Form S-8 Nos. 33-53915 (filed May 31, 1994),33-53572(filed October 22, 1992), 33-34607 (filed April 27,
1990), 33-18322 (filed December 4, 1987), 33-20797 (filed December 19, 1988),
2-92355 (filed July 23, 1984), 2-87495 (filed October 28, 1983) and 2-79751
(filed October 6, 1982).

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

Dated: May 26, 1995

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

    /s/ RUSSELL M. ARTZT                                Director
  --------------------------
        Russell M. Artzt

    /s/ IRVING GOLDSTEIN                                Director
  --------------------------
        Irving Goldstein

    /s/ RICHARD A. GRASSO                               Director
  --------------------------
        Richard A. Grasso

    /s/ EDWARD C. LORD                                  Director
  --------------------------
        Edward C. Lord, III

    /s/ SHIRLEY STRUM KENNY                             Director
  --------------------------
        Shirley Strum Kenny

   /s/ WILLEM F. P. de VOGEL                            Director
  ---------------------------
       Willem F. P. de Vogel


Dated: May 26, 1995

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

                         ----------------------

                     LIST OF FINANCIAL STATEMENTS AND
                      FINANCIAL STATEMENT SCHEDULES

                         -----------------------

                        FINANCIAL STATEMENTS AND
                     FINANCIAL STATEMENT SCHEDULES

                         ------------------------

                        YEAR ENDED MARCH 31, 1995

                                                                  Page


 The following consolidated financial statements of Computer Associates International, Inc. and subsidiaries are included in Item 8:

Report of Independent Auditors                                     18

Consolidated Statements of Income-Years
 Ended March 31, 1995, 1994 and 1993                               19

Consolidated Balance Sheets-March 31, 1995 and 1994                20

Consolidated Statements of Stockholders' Equity-Years
 Ended March 31, 1995, 1994 and 1993                               22

Consolidated Statements of Cash Flows-Years Ended
 March 31, 1995, 1994 and 1993                                     23

Notes to Consolidated Financial Statements                         24


 The following consolidated financial statement schedule of Computer Associates International, Inc. and subsidiaries is included in Item 14(d):

Schedule II-Valuation and Qualifying Accounts                     33


All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                       REPORT OF INDEPENDENT AUDITORS



Stockholders and Board of Directors
Computer Associates International, Inc.

  We have audited the accompanying consolidated balance sheets of Computer Associates International, Inc. and subsidiaries as of March 31, 1995 and
1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Computer Associates International, Inc. and subsidiaries at March 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                          ERNST & YOUNG LLP
New York, New York
May 26, 1995


               COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                          Consolidated Statements of Income


                                                    Year Ended March 31,
                                                1995        1994         1993
                                              --------    --------     --------
                                (Dollars in thousands, except per share amounts)
Product revenue and other related income..   $1,903,349  $1,455,675  $1,169,519
Maintenance fees..........................      719,643     692,795     671,489
                                             ----------  ----------  ----------
                             TOTAL REVENUE    2,622,992   2,148,470   1,841,008

Costs and Expenses:
Selling, marketing and administrative.....    1,051,096   1,000,682     940,137
Product development and enhancements......      232,785     211,273     207,365
Commissions and royalties.................      127,436     101,410      98,302
Depreciation and amortization.............      257,699     206,317     207,006
Interest expense, net.....................        8,057       1,816       4,535
Purchased research and development........      249,300
                                             ----------  ----------  ----------
                  TOTAL COSTS AND EXPENSES    1,926,373   1,521,498   1,457,345
                                             ----------  ----------  ----------

Income before income taxes................      696,619     626,972     383,663
Income taxes..............................      264,715     225,710     138,119
                                             ----------  ----------  ----------

                                NET INCOME   $  431,904  $  401,262  $  245,544
                                             ==========  ==========  ==========

               NET INCOME PER COMMON SHARE   $     2.57  $     2.34  $     1.44
                                             ==========  ==========  ==========

Weighted average common shares
 used in computation......................      168,038     171,428     170,354



See Notes to Consolidated Financial Statements.


          COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONCOLIDATED BALANCE SHEETS


                                                        March 31,
ASSETS                                             1995           1994
                                                 --------       --------
                                                 (Dollars in thousands)

CURRENT ASSETS
 Cash and cash equivalents...................   $  116,579     $  133,127
 Marketable securities.......................      184,643        235,071
 Trade and installment accounts receivable...      787,684        594,854
 Inventories and other current assets........       58,660         36,169
                                                ----------     ----------
                         TOTAL CURRENT ASSETS    1,147,566        999,221


INSTALLMENT ACCOUNTS RECEIVABLE,
 due after one year..........................    1,045,798        626,923

PROPERTY AND EQUIPMENT
 Land and buildings..........................      258,441        254,797
 Equipment, furniture and improvements.......      341,804        270,563
                                                ----------     ----------
                                                   600,245        525,360
 Allowance for depreciation and amortization.      256,292        220,770
                                                ----------     ----------

                 TOTAL PROPERTY AND EQUIPMENT      343,953        304,590



PURCHASED SOFTWARE PRODUCTS, net of
 accumulated amortization of $487,164
 and $737,049................................      342,999        259,290


EXCESS OF COST OVER NET ASSETS ACQUIRED, net
 of accumulated amortization of $48,603
 and $43,720.................................      300,268        201,665



OTHER ASSETS.................................       88,844         99,916
                                                ----------     ----------

                                 TOTAL ASSETS   $3,269,428     $2,491,605
                                                ==========     ==========


See Notes to Consolidated Financial Statements.

               COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                             Consolidated Balance Sheets

                                                             March 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                   1995            1994
                                                     --------        --------
                                                     (Dollars in thousands)
CURRENT LIABILITIES
 Loans payable--banks............................  $  240,000     $  50,000
 Accounts payable................................      86,475        75,343
 Salaries, wages and commissions.................      89,035        73,079
 Accrued expenses and other liabilities..........     157,410       108,508
 Taxes, other than income taxes..................      51,172        37,802
 Federal, state and foreign income taxes payable.     113,972       124,696
 Deferred income taxes...........................     106,554        51,019
 Current portion of long-term debt...............       3,275        28,175
                                                   -----------   -----------

                        TOTAL CURRENT LIABILITIES     847,893       548,622


LONG-TERM DEBT, net of current portion...........      50,489        71,381

DEFERRED INCOME TAXES............................     460,838       298,914

DEFERRED MAINTENANCE REVENUE.....................     332,083       329,555


STOCKHOLDERS' EQUITY
 Common Stock, $.10 par value, 500,000,000
 shares authorized, 186,941,259 shares issued....      18,694        18,694
 Additional paid-in capital......................     523,598       519,091
 Retained earnings...............................   1,515,677     1,115,975
 Equity adjustment...............................      57,313       (16,217)
 Treasury stock, at cost--26,803,409 shares for
 1995 and 23,892,483 shares for 1994.............    (537,157)     (394,410)
                                                   -----------   -----------
                      TOTAL STOCKHOLDERS' EQUITY    1,578,125     1,243,133
                                                   -----------   -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $3,269,428    $2,491,605
                                                   ==========    ===========


See Notes to Consolidated Financial Statements.


         COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
             Consolidated Statements of Stockholders' Equity


                                      Additional                                            Total
                              Common    Paid-In     Retained   Equity        Treasury    Stockholders'
                               Stock    Capital     Earnings   Adjustment      Stock        Equity
                              -------   -------     --------   ----------     -------       ------
                                                   (Dollars in thousands)
Balance at March 31, 1992     $18,687   $516,320    $ 509,526    $23,284    $ (79,478)     $ 988,339
Net income                                            245,544                                245,544
Dividends declared
($.10 per share)                                      (17,155)                               (17,155)
Exercise of Common Stock
 options and other                        (1,249)                               6,941          5,692
Translation adjustment
 in 1993                                                         (31,848)                    (31,848)
Purchases of treasury
 stock                                                                       (136,042)      (136,042)
                              -------   ---------   ----------  ---------   -----------   ----------
Balance at March 31, 1993      18,687    515,071      737,915     (8,564)    (208,579)     1,054,530
Net income                                            401,262                                401,262
Dividends declared
 ($.14 per share)                                     (23,202)                               (23,202)
Exercise of Common Stock
 options and other                  7       (349)                             13,843          13,501
401(k) discretionary contribution          4,369                               5,025           9,394
Translation adjustment
 in 1994                                                                      (8,293)         (8,293)
Net change attributable to
 unrealized gain on
 marketable  securities                                                           640            640
Purchases of treasury
 stock                                                                      (204,699)       (204,699)
                              -------   ---------  ----------  ---------   -----------    ----------
Balance at March 31, 1994      18,694    519,091    1,115,975    (16,217)    (394,410)     1,243,133
Net income                                            431,904                                431,904
Dividends declared
 ($.20 per share)                                     (32,202)                               (32,202)
Exercise of Common Stock
 options and other                        (1,306)                              23,150         21,844
401(k) discretionary contribution          5,813                                7,386         13,199
Translation adjustment
 in 1995                                                          76,030                      76,030
Net change attributable to
 unrealized loss on marketable
 securities                                                       (2,500)                     (2,500)
Purchases of treasury
 stock                                                                        (173,283)     (173,283)
                              -------   ---------  -----------  ---------   -----------   ----------
Balance at March 31, 1995     $18,694   $523,598   $1,515,677    $57,313(1)  $(537,157)   $1,578,125
                              =======   =========  ===========  =========   ===========   ==========



 (1) Represents foreign currency translation adjustment of $59,173,000 and unrealized loss on marketable securities of $(1,860,000).

 See Notes to Consolidated Financial Statements.

               COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Year Ended March 31,
                                                 1995        1994       1993
                                                ------      ------     ------
                                                   (Dollars in thousands)
OPERATING ACTIVITIES:
Net income.................................... $431,904   $401,262   $ 245,544
Adjustments to reconcile net income to
 net cash provided by operating activities:
Depreciation and amortization.................  257,699    206,317     207,006
Provision for deferred income taxes...........   41,669     60,469      27,679
Charge for purchased research and development.  249,300
Increase in noncurrent installment accounts
 receivable, net.............................. (357,103)  (226,785)    (93,717)
(Decrease) increase in deferred maintenance
 revenue......................................   (5,352)    (8,064)     29,458
Foreign currency transaction loss--before taxes   1,131     10,421      11,020
Changes in other operating assets and
 liabilities, net of effects of acquisitions:
 Increase in trade and installment receivables  (59,250)   (30,357)    (64,371)
 Other changes in operating assets and
 liabilities..................................  (70,628)    66,950      53,128
                                               ---------  ---------   ---------
 NET CASH PROVIDED BY OPERATING ACTIVITIES....  489,370    480,213     415,747

INVESTING ACTIVITIES:
 Acquisitions, primarily purchased software,
 marketing rights and intangibles............. (430,675)    (3,923)    (65,271)
 Purchases of property and equipment..........  (35,370)   (28,637)   (221,857)
 Purchases of marketable securities........... (145,796)  (169,476)   (181,800)
 Sales of marketable securities...............  193,724     96,405     239,461
 Increase in capitalized development
  costs and other.............................  (15,552)   (15,471)    (18,149)
                                               ---------  ---------   ---------
  NET CASH USED IN INVESTING ACTIVITIES....... (433,669)  (121,102)   (247,616)

FINANCING ACTIVITIES:
 Dividends....................................  (32,202)   (23,202)    (17,155)
 Purchases of treasury stock.................. (173,283)  (204,699)   (136,042)
 Proceeds from loans payable--banks...........  522,000    100,000     200,000
 Repayments of loans payable--banks........... (332,000)   (75,000)   (375,000)
 Issuances of long-term debt..................              81,676     189,104
 Repayments of long-term debt.................  (85,404)  (189,225)    (16,084)
 Exercise of common stock options and other...   15,891     11,611       5,692
                                               ---------  ---------   ---------
  NET CASH USED IN FINANCING ACTIVITIES.......  (84,998)  (298,839)   (149,485)

(DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS BEFORE EFFECT OF EXCHANGE
RATE CHANGES ON CASH..........................  (29,297)    60,272      18,646

Effect of exchange rate changes on cash.......   12,749     (6,628)    (13,444)
                                               ---------  ---------   ---------
(DECREASE)INCREASE IN CASH AND
 CASH EQUIVALENTS.............................  (16,548)    53,644       5,202

CASH AND CASH EQUIVALENTS--BEGINNING OF YEAR    133,127     79,483      74,281
                                               ---------  ---------   ---------

CASH AND CASH EQUIVALENTS--END OF YEAR........ $116,579   $133,127    $ 79,483
                                               =========  =========   =========


See Notes to Consolidated Financial Statements.

           COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements are those of Computer Associates International, Inc. and subsidiaries (the "Company"). Significant intercompany items and transactions have been eliminated in consolidation. The Company has various investments which it accounts for under the equity method of accounting. These investments are not significant either individually or when considered collectively. The Company's net gain or loss for such investments is reflected in selling, marketing and administrative expense.

Basis of Revenue Recognition: Product license fee revenue is recognized after both acceptance by the client and delivery of the product. Maintenance revenue, whether bundled with product license or priced separately, is recognized ratably over the maintenance period. Accounts receivable resulting from product sales with extended payment terms are discounted to present value using the rate which approximates the Company's cost of funds. The amounts of the discount credited to operations for the years ended March 31, 1995, 1994 and 1993 were $160,986,000, $121,200,000 and $109,985,000, respectively.

Marketable Securities: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

During 1994, the Company adopted Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FASB 115"). The Company has evaluated its investment policies and determined that all of its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders' Equity under the caption Equity Adjustment. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

Property and Equipment: Land, buildings, equipment, furniture, and improvements are stated at cost. Depreciation and amortization are provided over the estimated useful lives of the assets by the straight-line method.

Intangibles: Excess of costs over net assets acquired is being amortized by the straight-line method over 20 years. Cost of purchased software and acquired rights to market software products, and software development costs (costs incurred after development of a working model or a detailed program design) are capitalized and amortized by the straight-line method over five years or the product's useful economic life, whichever is less, commencing with product release. During fiscal year 1994, approximately $17 million was charged to depreciation and amortization expense as a result of a reassessment of the current carrying value of certain of the Company's purchased software products. Unamortized capitalized development costs included in other assets at March 31, 1995 and 1994 were $55,713,000 and $62,154,000, respectively. Amortization of capitalized development costs was $21,986,000, $14,502,000 and $15,969,000 for the fiscal years ended March 31, 1995, 1994 and 1993, respectively.

Net income per share: Net income per share of Common Stock is computed by dividing net income by the weighted average number of common shares and any dilutive common share equivalents outstanding. Fully diluted net income per share for fiscal 1995, 1994 and 1993 is not materially different from net income per share.

Statement of Cash Flows: Interest payments for the years ended March 31, 1995, 1994 and 1993 were $22,589,000, $13,190,000 and $12,537,000, respectively.
Income taxes paid for these fiscal years were $227,184,000, $139,260,000 and $60,715,000, respectively.

Translation of Foreign Currencies: In translating financial statements of foreign subsidiaries, all assets and liabilities are translated using the exchange rate in effect at the balance sheet date. All revenue, costs and expenses are translated using an average exchange rate. Net income includes exchange losses of approximately $701,000 in 1995, $6,669,000 in 1994 and $7,053,000 in 1993.

           COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Note 2 -- Acquisitions

On June 22, 1994, the Company acquired 98% of the issued and outstanding Common Stock of The ASK Group, Inc. ("ASK"), and on September 20, 1994, merged ASK into one of its wholly owned subsidiaries. The aggregate cost of acquiring the Common Stock of ASK was approximately $315 million. The purchase price was provided from existing cash balances and from a revolving credit agreement with a group of banks. ASK was primarily in the business of developing, marketing and selling computer-based relational database management systems, data access and connectivity products, manufacturing and financial software application tools and provided related consulting and support services. The acquisition was accounted for as a purchase. The results of ASK's operations have been combined with those of the Company since the date of acquisition.

In conjunction with the purchase of ASK, the Company recorded an after-tax charge against earnings of $154 million relating to the write-off of purchased research and development technology that had not reached the working model stage and has no alternative future use. Had this charge not been taken during the quarter ended June 30, 1994, net income for the fiscal year ended March 31, 1995 would have been $586 million, or $3.49 per share.

The following table reflects pro forma combined results of operations of the Company and ASK on the basis that the acquisition had taken place and the related charge, noted above, was recorded at the beginning of the fiscal year for each of the periods presented:

                                         Year Ended March 31,
                                       1995                1994
                                    ----------          ----------
                             (Dollars in thousands, except per share amounts)
Revenue                              $2,677,613         $2,487,604
Net income                              404,646            108,654
Net income per Common Share          $     2.41         $      .63
Shares used in computation              168,038            171,428

The following table reflects pro forma combined results of operations of the Company and ASK on the basis that the acquisition had taken place at the beginning of the fiscal year for each of the periods presented and excludes the effect of the after-tax charge of $154 million:

                                         Year Ended March 31,
                                       1995                1994
                                    ----------          ----------
                             (Dollars in thousands, except per share amounts)
Revenue                              $2,677,613         $2,487,604
Net income                              559,212            263,220
Net income per Common Share          $     3.33         $     1.54
Shares used in computation              168,038            171,428

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

           COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 3--Investments

The following is a summary of cash equivalents and marketable securities classified as "available-for-sale" securities as required by FASB 115:

                                             Gross        Gross      Estimated
                                           Unrealized   Unrealized     Fair
                                    Cost     Gains        Losses       Value
                                   ------  ----------   ----------   ---------
                                             (Dollars in thousands)
March 31, 1995:
U.S. corporate debt securities   $  1,012                  $    7    $  1,005
Other debt securities             185,491     $  225        2,078     183,638
                                 --------    -------      -------    --------
Total debt securities            $186,503     $  225       $2,085    $184,643
                                 ========    =======      =======    ========

March 31, 1994:
U.S. corporate debt securities   $  4,215                  $   46    $  4,169
Other debt securities             270,706     $1,505          819     271,392
                                 --------    -------      -------    --------
Total debt securities            $274,921     $1,505         $865    $275,561
                                 ========    =======      =======    ========

At March 31, 1994, Cash and Cash Equivalents included other debt securities with a Cost of $40,461,000, Gross Unrealized Gains of $29,000 and Estimated Fair Value of $40,490,000.

The gross realized gains on sales of available-for-sale securities totaled $14,000 and $67,000 for the periods ended March 31, 1995 and 1994, respectively. The gross realized losses totaled $1,601,000 and $27,000 for the periods ended March 31, 1995 and 1994, respectively. The net adjustment for unrealized holding gains and losses included in stockholders' equity was a net loss of $1,860,000 at March 31, 1995 and a net gain of $640,000 at March 31, 1994.

The amortized cost and estimated fair value of debt securities at March 31, 1995, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                 March 31, 1995
                                                            Estimated
                                                               Fair
                                               Cost           Value
                                              ------         --------
                                               (Dollars in thousands)
Available-for-Sale:

Due in one year or less                      $63,856         $63,885
Due one through three years                   93,700          92,568
Due three through five years                  28,947          28,190
Due after five years
                                             --------        --------
                                             $186,503        $184,643
                                             ========        ========


           COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 4--Geographic Area Information and Foreign Operations

                            United States  Foreign (a)  Eliminations   Total
                            -------------  -----------  ------------  -------
                                        (Dollars in thousands)
March 31, 1995:
Revenue:
To unaffiliated customers    $1,262,750    $1,360,242                $2,622,992
Between geographic areas (b)    289,933                 $(289,933)
                             ----------    ----------   ----------   ----------
              Total Revenue   1,552,683     1,360,242    (289,933)    2,622,992

Net income                      276,653       155,251                   431,904
Identifiable assets           2,304,974     1,470,069    (505,615)    3,269,428
Total liabilities             1,124,131     1,072,787    (505,615)    1,691,303

March 31, 1994:
Revenue:
To unaffiliated customers    $1,089,549    $1,058,921                $2,148,470
Between geographic areas (b)    223,906                 $(223,906)
                             ----------    ----------   ----------   ----------
              Total Revenue   1,313,455     1,058,921    (223,906)    2,148,470

Net income                      293,261       108,001                   401,262
Identifiable assets           1,870,566       997,204    (376,165)    2,491,605
 Total liabilities              878,749       745,888    (376,165)    1,248,472

March 31, 1993:
Revenue:
To unaffiliated customers    $  846,312    $  994,696                $1,841,008
Between geographic areas (b)    242,328                 $(242,328)
                             ----------    ----------   ----------   ----------
              Total Revenue   1,088,640       994,696    (242,328)    1,841,008

Net income                      170,703        74,841                   245,544
Identifiable assets           1,840,587       889,174    (380,942)    2,348,819
 Total liabilities              968,713       706,518    (380,942)    1,294,289

(a) The Company operates wholly owned subsidiaries in 32 foreign countries, including Canada, Europe (19), South America (3) and the Pacific Rim (9).

(b) Represents royalties from foreign subsidiaries generally determined as a percentage of certain amounts invoiced to customers.

For the years ended March 31, 1995, 1994 and 1993, $43,467,000, $42,578,000 and
$40,967,000, respectively, of export sales to unaffiliated customers are included in United States revenue.

           COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 5--Trade and Installment Accounts Receivable

Trade and installment accounts receivable consist of the following:

                                                        March 31,
                                                  1995             1994
                                                 ------           ------
                                                 (Dollars in thousands)
Current receivables                             $1,285,894       $971,406
Less: Allowance for uncollectible amounts         (160,531)      (134,581)
      Unamortized discount and maintenance fees   (337,679)      (241,971)
                                                -----------     ----------
                                                $  787,684       $594,854
                                                ===========     ==========

Non-current receivables                         $1,666,938       $975,758
Less: Allowance for uncollectible amounts          (22,050)       (11,800)
      Unamortized discount and maintenance fees   (599,090)      (337,035)
                                                -----------     ----------
                                                $1,045,798       $626,923

The provisions for uncollectible amounts for the years ended March 31, 1995, 1994 and 1993 were $88,549,000, $90,068,000 and $86,884,000, respectively, and are included in selling, marketing and administrative expenses.


Note 6--Debt

The Company has various debt obligations outstanding at March 31, 1995 and 1994. These fixed rate debt obligations carry annual interest rates ranging from 6% to 7 1/2%. The fair market value of long-term debt approximates its carrying value.

In 1995, the Company renegotiated its credit agreement with a group of banks, renewable annually, to provide up to $500 million of unsecured financing, subject to interest generally at the prevailing London interbank rate ("LIBOR") plus 20 basis points. Commitment fees on this facility are generally at LIBOR plus 12 1/ 2 basis points. At March 31, 1995 and 1994, $240 million and $50 million, respectively, were outstanding under this arrangement. The Company has a $20 million unsecured and uncommitted multicurrency credit facility. The facility is used to meet any short-term working capital requirements and can be drawn upon, up to a predefined limit, by most subsidiaries. There were no amounts drawn at March 31, 1995.

The Company conducts an ongoing review of its debt balances as a part of its risk management strategy. To date, the Company has not entered into any form of derivative transactions related to its debt instruments.

The maturities of long-term debt outstanding for the five fiscal years noted are as follows: 1996--$3,275,000; 1997--$3,216,000; 1998--$3,644,000;
1999--$4,166,000; and 2000--$4,703,000.

Interest expense for the years ended March 31, 1995, 1994 and 1993 was $23,592,000, $13,145,000 and $16,873,000, respectively, and is netted with interest income.

           COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 7--Commitments and Contingencies

The Company leases real estate and certain data processing and other equipment with lease terms expiring through 2020. The leases are operating leases and generally provide for renewal options and additional rental based on escalation in operating expenses and real estate taxes. The Company has no material capital leases.

Rental expense under operating leases for the years ended March 31, 1995, 1994 and 1993 was $108,406,000, $89,829,000 and $121,939,000, respectively. Future minimum lease payments are: 1996--$90,606,000; 1997--$61,774,000;
1998--$44,346,000; 1999--$31,261,000; 2000--$27,976,000; and
thereafter--$115,929,000.

The Company is the respondent in an ongoing and protracted arbitration proceeding before the American Arbitration Association of New York. The Company believes the claims are without merit and will resist Claimants' efforts to have the arbitrators assess any damages. Management, after consultation with counsel and review of the facts at issue, believes that the potential damages, if any, arising from the matter will not have a material adverse effect on its consolidated financial position.

The Company, various subsidiaries and certain current and former officers have been named as defendants in various claims and lawsuits arising in the normal course of business. The Company believes that the facts do not support the plaintiffs' claims and intends to vigorously contest each of them.


Note 8--Income Taxes

The amounts of income before income taxes attributable to domestic and foreign operations are as follows:


                                              Year Ended March 31,
                                           1995        1994        1993
                                         --------------------------------
                                               (Dollars in thousands)
Domestic                                 $429,439     $453,647   $239,569
Foreign                                   267,180      173,325    144,094
                                         ---------------------------------
                                         $696,619     $626,972   $383,663
                                         =================================


           COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 8--Income Taxes (continued)


The provision for income taxes consists of the following:

                                                Year Ended March 31,
                                          1995         1994          1993
                                          ----         ----          ----
                                               (Dollars in thousands)
Current:
 Federal                                $166,402     $123,897     $ 63,401
 State                                    23,204       16,523       17,397
 Foreign                                  33,440       24,821       29,642
                                        ---------    ---------    ---------
                                         223,046      165,241      110,440
                                        ---------    ---------    ---------
Deferred:
 Federal                                 (46,810)      14,049      (14,440)
 State                                     9,990        5,917        2,508
 Foreign                                  78,489       40,503       39,611
                                        ---------    ---------    ---------
                                          41,669       60,469       27,679
                                        ---------    ---------    ---------

Total:
 Federal                                 119,592      137,946       48,961
 State                                    33,194       22,440       19,905
 Foreign                                 111,929       65,324       69,253
                                        ---------    ---------    ---------
                                        $264,715     $225,710     $138,119
                                        =========    =========    =========

Under Financial Accounting Standards Board Statement No. 109, deferred income taxes have been provided for the differences between financial statement and tax basis of assets and liabilities. The cumulative impact of temporary differences, primarily due to the modified accrual basis (approximately 85% in 1995 and 82% in 1994 of total deferred income taxes), purchase accounting adjustments (approximately 15% in 1995 and 23% in 1994), net capitalized development costs (approximately 6% in 1995 and 1994) and receivable reserves (a deferred tax asset of approximately 6% in 1995 and 10% in 1994) is shown on the Consolidated Balance Sheets under the captions "Deferred Income Taxes."

The provision for income taxes is reconciled to the tax provision computed at the federal statutory rate as follows:

                                               Year Ended March 31,
                                           1995        1994        1993
                                           ----        ----        ----
                                              (Dollars in thousands)
Statutory rate                           $243,817    $219,440    $130,445
State taxes, net of federal tax effect     21,576      14,586      13,137
Other, net                                   (678)     (8,316)     (5,463)
                                         ---------   ---------   ---------
                                          $264,715   $225,710    $138,119
                                         =========   =========   =========

           COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Note 9--Employee Incentive Stock Option Plan and Non-Qualified Stock Option
        Plan

The Company has a 1981 Incentive Stock Option Plan (the "1981 Plan") pursuant to which options to purchase up to 8,000,000 shares of Common Stock of the Company were available for grant to employees (including officers of the Company). The 1981 Plan expired on October 23, 1991. Therefore, from and after that date no new options can be granted under the 1981 Plan. Pursuant to the 1981 Plan, the exercise price could not be less than the fair market value of each share at the date of grant. The option period could not exceed ten years. Options granted thereunder may be exercised in annual increments commencing one year after the date of grant and become fully exercisable after the expiration of five years. Options for 768,179 of 1,378,245 options which are outstanding under the 1981 Plan were exercisable at March 31, 1995 at $2.81 - $13.82 per share.

The Company has a 1987 Non-Statutory Stock Option Plan (the "1987 Plan") pursuant to which options to purchase up to 5,000,000 shares of Common Stock of the Company may be granted to select salaried officers and key employees of the Company. Pursuant to the 1987 Plan the exercise price shall not be less than the fair market value of each share at the date of the grant. The option period shall not exceed twelve years. Each option may be exercised only in accordance with a vesting schedule established by the Company's Stock Option Committee. As of March 31, 1995, 9,000 shares of the Company's Common Stock were available for future grants. 3,074,000 of the 4,426,750 options which are outstanding under the 1987 Plan were exercisable as of that date. These options are exercisable at $7.50 - $14.38 per share.

The Company's 1991 Stock Incentive Plan (the "1991 Plan") provides that stock appreciation rights and/or options, both qualified and non-statutory, to purchase up to 10,000,000 shares of Common Stock of the Company may be granted to employees (including officers of the Company) under conditions similar to the 1981 Plan. As of March 31, 1995, no stock appreciation rights have been granted under this plan and 6,158,724 options have been granted. 270,130 of the 5,685,274 options which are outstanding under the 1991 Plan were exercisable at that date. These options are exercisable at $11.25 _ $53.13 per share.

The 1993 Stock Option Plan for Non-Employee Directors (the "1993 Plan") provides for non-statutory options to purchase up to a total of 100,000 shares of Common Stock of the Company to be available for grant to each member of the Board of Directors who is not otherwise an employee of the Company. Pursuant to the 1993 Plan, the exercise price shall be the fair market value of the shares covered by the option at the date of grant. The option period shall not exceed ten years and each option may be exercised in whole or in part on the first anniversary date of its grant. As of March 31, 1995, 18,000 options have been granted under this plan. 4,000 of the 14,000 options which are outstanding under the 1993 Plan were exercisable as of that date. These options are exercisable at $25.63-$41.00 per share.




The following table summarizes the activity under these plans:


                                            Option        Shares Under
                                            Prices           Option
                                          ----------      ------------
Outstanding at March 31, 1992         $   .66 - $13.82     8,139,817

Granted                               $ 11.25 - $14.38     2,023,904
Exercised                             $   .87 - $13.82      (611,695)
Terminated                            $  2.31 - $14.38      (242,047)
Outstanding at March 31, 1993         $   .66 - $14.38     9,309,979

Granted                               $ 21.88 - $25.63     2,267,820
Exercised                             $  2.06 - $14.38    (1,053,884)
Terminated                            $   .66 - $14.38      (172,941)
Outstanding at March 31, 1994         $  2.06 - $25.63    10,350,974

Granted                               $ 30.63 - $53.13     2,710,000
Exercised                             $  2.06 - $25.63    (1,250,960)
Terminated                            $  3.21 - $25.63      (305,745)
Outstanding at March 31, 1995         $  2.81 - $53.13    11,504,269


           COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Note 10--Profit Sharing Plan

The Company maintains a profit sharing plan, the Computer Associates Savings Harvest Plan ("CASH Plan"), for the benefit of employees of the Company. The CASH Plan is intended to be a qualified plan under Section 401(a) of the Internal Revenue Code of 1986 (the "Code") and contains a qualified cash or deferred arrangement as described under Section 401(k) of the Code. Pursuant to the CASH Plan, eligible participants may elect to contribute a percentage of their annual gross salary. Matching contributions to the CASH Plan for the years ended March 31, 1995, 1994 and 1993 were $3,873,000, $3,738,000 and
$3,473,000, respectively. In addition, the Company may make discretionary contributions to the CASH Plan. Discretionary contributions to the CASH Plan for the years ended March 31, 1995, 1994 and 1993 were $16,107,000, $13,953,000 and $14,103,000, respectively.


Note 11--Rights Plan

Each outstanding share of the Company's common stock carries a stock purchase right issued under the Company's Rights Agreement, dated June 18, 1991 and amended May 17, 1995 (the "Rights Agreement"). Under certain circumstances, each right may be exercised to purchase one one-thousandth of a share of Series One Junior Participating Preferred Stock, Class A, for $300. Under certain circumstances, following (i) the acquisition of 20% or more of the Company's outstanding common stock by an Acquiring Person (as defined in the Rights Agreement), (ii) the commencement of a tender offer or exchange offer which would result in a person or group owning 20% or more of the Company's outstanding common stock or (iii) the determination by the Company's Board of Directors and a majority of the Disinterested Directors (as defined in the Rights Agreement) that a 15% stockholder is an Adverse Person (as defined in the Rights Agreement), each right (other than rights held by an Acquiring Person or Adverse Person) may be exercised to purchase common stock of the Company or a successor company with a market value of twice the $300 exercise price. The rights, which are redeemable by the Company at one cent per right, expire in June 2001.


Note 12--Subsequent Event

On May 25, 1995 the Company entered into a definitive agreement providing for the acquisition of Legent Corporation ("Legent") through a cash tender offer for all of the approximately 37 million common shares outstanding at $47.95 per share. The agreement has been unanimously approved by the Board of Directors of Legent and the Company. The agreement is conditioned upon a majority of the shares being tendered and all regulatory approvals being granted. The tender offer is expected to expire by late June 1995, unless extended. It will be financed from the Company's existing cash, cash equivalents, marketable securities and a $2 billion unsecured credit facility which will replace the Company's existing $500 million credit facility.
The acquisition will be accounted for as a purchase transaction.

                                     Schedule II

                        COMPUTER ASSOCIATES INTERNATIONAL, INC.
                                    AND SUBSIDIARIES
                            VALUATION AND QUALIFYING ACCOUNTS


                                           Additions
                               Balance at  charged to  Charged                      Balance
                               beginning   costs and   to other                     at end
Description                    of period   expenses    accounts (a) Deductions (b)  of period
- ----------------------         ---------   ---------   ------------ --------------  ---------
                                                 (Dollars in thousands)
Reserves and allowances
 deducted from assets to
 which they apply:

Allowance for uncollectible amounts

Year ended March 31, 1995       $146,381     $88,549     $7,336     $  59,685       $182,581

Year ended March 31, 1994       $149,525     $90,068                $  93,212       $146,381

Year ended March 31, 1993       $164,297     $86,884      $  28     $ 101,684       $149,525


(a) Reserves of acquired companies.

(b) Write-offs of amounts against allowance provided.




                        INDEX TO EXHIBITS


Regulation S-K                                      Exhibit to
Exhibit Number                                      this Report
- ---------------                                     -----------

21     Subsidiaries of the Registrant.              Exhibit A

23     Consent of Ernst & Young LLP.                Exhibit B

4(e)   Amendment No. 1 dated May 17, 1995           Exhibit C
       to the 1991 Rights Agreement.

