Form 10-Q
period 1995-06-30
COMPUTER ASSOCIATES INTERNATIONAL INC
filed 1995-08-09
CIK 356028

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                                FORM 10-Q

            x  Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                 For the quarterly period ended June 30, 1995
                                    or
               Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
           For the transition period ended from _____ to _____

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

                Yes  X                                   No

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

            Title of Class                      Shares Outstanding
             Common Stock                      as of July 31, 1995
       par value $.10 per share                    160,913,238

         COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES



                                   INDEX

PART I.  Financial Information:
                                                               Page No.

Item 1.  Consolidated Condensed Balance Sheets -
          June 30, 1995 and March 31, 1995  . . . . . . . . . . .  1

         Consolidated Statements of Income -
          Three Months Ended June 30, 1995 and 1994 . . . . . . .  2

         Consolidated Condensed Statements of Cash Flows -
          Three Months Ended June 30, 1995 and 1994 . . . . . . .  3

         Notes to Consolidated Condensed Financial Statements . .  4

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . . .  7

PART II. Other Information:


Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . 10


Item 1:
                     Part I. FINANCIAL INFORMATION

         OMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS


                             (In thousands)

                                                June 30,       March 31,
                                                 1995            1995
                                             -------------  ---------------
                                                     (Unaudited)
     ASSETS:

     Cash and cash equivalents  . . . . .     $   65,149      $  116,579
     Marketable securities  . . . . . . .        181,794         184,643
     Trade and installment accounts
       receivable - net. . . . . . . . . .       664,861         787,684
     Inventories and other current
       assets  . . . . . . . . . . . . . .        60,049          58,660

                      TOTAL CURRENT ASSETS       971,853       1,147,566

     Installment accounts receivable,
      due after one year - net  . . . . .      1,150,708       1,045,798

     Property and equipment - net . . . .        334,462         343,953

     Purchased software products - net. .        328,386         342,999

     Excess of cost over net assets
      acquired - net  . . . . . . . . . .        295,707         300,268

     Investments and other noncurrent
      assets  . . . . . . . . . . . . . .         87,219          88,844


                             TOTAL ASSETS     $3,168,335      $3,269,428

     LIABILITIES AND STOCKHOLDERS' EQUITY:

     Loans payable - banks  . . . . . . .     $  105,000      $  240,000

     Other current liabilities  . . . . .        580,807         607,893

     Long-term debt and other   . . . . .         48,140          50,489

     Deferred income taxes  . . . . . . .        466,906         460,838

     Deferred maintenance revenue   . . .        302,366         332,083

     Stockholders' equity . . . . . . . .      1,665,116       1,578,125

  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY    $3,168,335      $3,269,428

See Notes to Consolidated Condensed Financial Statements.


            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                    (In thousands, except per share amounts)


                                                       For the Three Months
                                                          Ended June 30,
                                                       --------------------

                                                          1995       1994
                                                          ----       ----
     Product revenue and other related income . . .    $  396,802  $ 306,488
     Maintenance fees . . . . . . . . . . . . . . .       180,650    170,143

                                       TOTAL REVENUE      577,452    476,631

     Costs and expenses:
       Selling, marketing and administrative  . . .       277,279    251,571
       Product development and enhancements . . . .        60,940     50,238
       Commissions and royalties  . . . . . . . . .        26,081     20,346
       Depreciation and amortization  . . . . . . .        71,222     43,933
       Interest expense (income) - net  . . . . . .         1,376   (    726)
       Purchased research and development . . . . .                  249,300

                            TOTAL COSTS AND EXPENSES      436,898    614,662

     Income (loss) before income taxes  . . . . . .       140,554   (138,031)

     Provision for income tax expense (benefit) . .        52,005   ( 52,452)

                                         NET INCOME    $   88,549  $( 85,579)


     Net income (loss) per share of Common Stock .     $      .53  $(    .53)

     Weighted average number of shares used in
      computation . . . . . . . . . . . . . . . . .       168,446    161,894

See Notes to Consolidated Condensed Financial Statements.


       COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                            (In thousands)
                                                     For the Three Months
                                                         Ended June 30,
                                                       --------------------
                                                           1995       1994
    OPERATING ACTIVITIES:
    Net income (loss). . . . . . . . . . . . . . . . . $  88,549  $( 85,579)
    Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation and amortization  . . . . . . . . .    71,222     43,933
      Provision for deferred income taxes  . . . . . .     8,186   ( 83,468)
      Charge for purchased research and development. .              249,300
      Increase in noncurrent installment accounts
       receivable - net  . . . . . . . . . . . . . . .  (101,985)  ( 33,967)
      Decrease in deferred maintenance revenue . . . .  ( 29,493)  ( 35,019)
      Foreign currency transaction loss
       before taxes  . . . . . . . . . . . . . . . . .                1,974
      Changes in other operating assets and
       liabilities, excludes effects of acquisitions .    63,830     34,158

             NET CASH PROVIDED BY OPERATING ACTIVITIES   100,309     91,332

   INVESTING ACTIVITIES:
    Acquisitions, primarily purchased software,
     marketing rights and intangibles  . . . . . . . .  ( 11,039)  (293,600)
    Purchase of property and equipment . . . . . . . .  (  1,640)  ( 28,723)
    Decrease (increase) in current marketable
     securities  . . . . . . . . . . . . . . . . . . .     5,034   ( 10,519)
    Capitalized development costs  . . . . . . . . . .  (  3,322)  (  3,229)

                 NET CASH USED IN INVESTING ACTIVITIES  ( 10,967)  (336,071)

   FINANCING ACTIVITIES:
    Decrease in long-term debt - net . . . . . . . . .  (  1,482)  ( 42,845)
    (Decrease) increase in loans payable-banks net . .  (135,000)   330,000
    Exercise of common stock options/other . . . . . .    10,133      5,361
    Purchases of treasury stock  . . . . . . . . . . .  ( 13,205)  ( 64,356)

   NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES  (139,554)   228,160


   DECREASE IN CASH AND CASH EQUIVALENTS
     BEFORE EFFECT OF EXCHANGE RATE CHANGES ON CASH     ( 50,212)  ( 16,579)

   Effect of exchange rate changes on cash . . . . . .  (  1,218)       907
   DECREASE IN CASH AND CASH EQUIVALENTS                ( 51,430)  ( 15,672)
   CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      116,579    133,127
   CASH AND CASH EQUIVALENTS AT END OF PERIOD          $  65,149  $ 117,455


   COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         JUNE 30, 1995

NOTE A --  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending March 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in Computer Associates International, Inc.'s (the "Registrant" or the "Company") Annual Report on Form 10-K for the fiscal year ended March 31, 1995.

Dividends: In May 1995, the Company's Board of Directors declared its regular, semi-annual cash dividend of $.10 per share. The dividend was paid on July 5, 1995 to stockholders of record on June 20, 1995.

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

Statements of Cash Flows:  For the three months ended June 30,
1995 and 1994, interest paid was $4.3 million and $2.2 million, respectively, and income taxes paid were $35 million and $62 million, respectively.

   COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         JUNE 30, 1995
NOTE B --  ACQUISITIONS

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

In conjunction with the purchase of ASK, the Company recorded an after-tax charge against earnings of $154 million relating to the write-off of purchased research and development technology that had not reached the working model stage and has no alternative future use. Had this charge not been taken during the quarter ended June 30, 1994, net income for the quarter ended June 30, 1994 would have been $69 million, or $.41 per share.

The following table reflects pro forma combined results of operations (unaudited) of the Company and ASK on the basis that the acquisitions had taken place and the related one-time charge, noted above, was recorded at the beginning of the fiscal year 1995:

                                   (In thousands, except per share amounts)
                                                 For the Three Months
                                                     Ended June 30,

                                                       1995        1994

     Revenue . . . . . . . . .                     $  577,452  $   510,344
     Net income (loss) . . . .                         88,549   (  125,734)
     Net income (loss) per
      Common Share . . . . . .                     $      .53  $(      .78)
     Shares used in
      computation  . . . . . .                        168,446      161,894



   COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         JUNE 30, 1995


NOTE B --  ACQUISITIONS (continued)

In management's opinion, the pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of fiscal year 1995 or of future operations of the combined companies under the ownership and operation of the Company.

NOTE C - SUBSEQUENT EVENT

On August 1, 1995, the Company, through its wholly owned subsidiary, VR126, Inc., completed its tender offer for all of the outstanding shares of Legent Corporation ("Legent") common stock at a price of $47.95 per share in cash. Approximately 98% of the issued and outstanding shares, or 37.9 million shares, were validly tendered. The purchase price of these shares was funded from the Company's general corporate funds and drawings under its new $2 billion Credit Agreement dated as of July 24, 1995.

Legent and VR126, Inc. will be merged as soon as practicable after the satisfaction of the conditions set forth in, and subject to the terms of, the Agreement and Plan of Merger among Legent, VR126, Inc. and the Company, but in no event earlier than November 6, 1995. Once the pending merger becomes effective, Legent will become a wholly owned subsidiary of the Company.

The purchase price and associated charges will be allocated among the identifiable tangible and intangible assets of Legent based on their fair market value at the acquisition date under the purchase method of accounting for business combinations.
The costs of purchased research and development for that portion of the acquired technology that has not reached the working model stage and has no alternative future use will be written off against the Company's earnings in its second quarter ending September 30, 1995. The after-tax charge against earnings is initially projected to be approximately $800 million, or approximately $5.00 per share.

On August 9, 1995, the Company declared a three-for-two split, in the form of a stock dividend, of its outstanding common stock. The record date will be Monday, August 21, 1995 and the payment date will be Tuesday, September 5, 1995. There are currently approximately 160,000,000 shares of CA common stock outstanding, and this number will increase to approximately 240,000,000 shares by reason of the stock split. The Board also indicated that it anticipates that the annual dividend will be $.14 per annum on a new share basis. None of the share or per share amounts presented herein reflect the split.

Item 2:

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue:

Total revenue for the quarter ended June 30, 1995 increased by 21%, or $101 million, over the prior year's comparable quarter. The growth was attributable to greater revenue derived from licensing fees on the midrange platform and the continued demand for enterprise licensing alternatives and less restrictive pricing options. The increase in midrange platform revenue was led by the Company's pioneer UNIX-based systems management product, CA-Unicenter. Maintenance revenues increased $10 million, or 6%, primarily due to the acquisition of ASK. Price changes did not have a material impact in either quarter.

Costs and Expenses:

Selling, marketing and administrative expenses as a percentage of total revenue for the June 1995 quarter decreased to 48% from 53% for the June 1994 quarter. The percentage reduction reflects a higher revenue achievement without a proportionate increase in total fixed and variable administrative costs. Net research and development expenditures increased $10 million, or 21%, over the June 1994 quarter. The increase was the result of continued support and enhancements of the ASK products, as well as the focus on further enhancing client/server product offerings. Commissions and royalties as a percentage of revenue for the June 1995 quarter increased slightly over the prior year's comparable period. The nominal percentage increase is due to the ASK royalties not present in the June 1994 quarter. Depreciation and amortization expense increased $27 million in the June 1995 quarter over the June 1994 quarter, primarily due to the additional purchased software product amortization associated with the ASK acquisition. In the June 1995 quarter, net interest expense increased by $2 million over the June 1994 quarter, as a result of higher debt levels associated with borrowings used to finance the ASK acquisition.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

Operating Margins:

Net income for the June 1995 quarter was $89 million, or $.53 per share, compared to a net loss of $86 million and a loss of $.53 per share for the June 1994 quarter. The net loss for the June 1994 quarter reflects the $154 million after-tax charge for the write-off of ASK purchased research and development technology, that had not reached the working model stage and had no alternative future use. Excluding this charge, the pre-tax income in the June 1994 quarter would have been $111 million compared to that of the June 1995 quarter ($140 million), a 26% increase. The Company's consolidated effective tax rate for the June 1995 quarter decreased to 37% from 38% for the June 1994 quarter, primarily as a result of anticipated increases in foreign tax credits.


Operations:

The Company has traditionally reported lower profit margins in the first two quarters of each fiscal year than those experienced in the third and fourth quarters. As part of the annual budget process, management establishes higher discretionary expense levels in relation to projected revenue for the first half of the year. Historically, the Company's combined third and fourth quarter revenues have been greater than the first half of the year, as these two quarters coincide with the clients' calendar year budget periods and the culmination of the Company's annual sales plan. These historically higher second half revenues have resulted in significantly higher profit margins since total expenses have not increased in proportion to revenue. However, past financial performance may not be indicative of future performance, particularly in view of the uncertainties associated with integration of the Legent acquisition and the personnel/infrastructure investments necessary to capitalize on the ongoing migration to client server technology.

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

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents at June 30, 1995 decreased by approximately $50 million from the March 31, 1995 fiscal year end balance. This decrease was primarily attributable to expenditures of $135 million for repayment of bank debt and $13 million for the purchase of Treasury Stock, partially offset by approximately $100 million of cash generated from operations. At June 30, 1995, $105 million remained drawn under the Company's $500 million revolving credit agreement.

On May 25, 1995, the Company entered into a definitive agreement providing for the acquisition of Legent for approximately $1.8 billion. In August 1995, the Company financed the acquisition with cash and marketable securities, as well as a portion of the new $2 billion credit facility which replaced the existing $500 million facility. The $2 billion facility is a five-year reducing revolving credit agreement initially having a borrowing cost at LIBOR plus 5/8%. The agreement calls for the maintenance of certain financial conditions and ratios.

At June 30, 1995, the total purchased under the Company's open market Common Stock repurchase program was 16.3 million shares. Almost 9 million shares remain available for repurchase under this program. Previously, the Company had completed a 15 million share repurchase program, for a total of 31.3 million shares purchased to date.

The Company's capital resource requirements as of the end of June 30, 1995 consisted of lease obligations for office space, computer equipment, mortgage or loan obligations and amounts due as a result of product and company acquisitions including the obligation to purchase Legent as outlined above. It is expected that existing cash, cash equivalents, short-term marketable securities, the availability of borrowings under committed and uncommitted credit lines, as well as cash provided from operations, will be sufficient to meet anticipated cash requirements.

PART II. OTHER INFORMATION

             Item 6:  Exhibits and Reports on Form 8-K

                       (a)  Exhibits.

                            Credit Agreement dated July 24, 1995.

                       (b)  Reports on Form 8-K.

                   None.





                             SIGNATURES





          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  COMPUTER ASSOCIATES INTERNATIONAL, INC.


            Dated:  August 9, 1995           By: /s/Sanjay Kumar
                                                ---------------------
                                                Sanjay Kumar, President
                                                and Chief Operating Officer

            Dated:  August 9, 1995           By: /s/Peter Schwartz
                                                ----------------------
                                                Peter Schwartz
                                                Sr. Vice President - Finance
                                                (Chief Financial and
                                                  Accounting Officer)