Form 10-Q
period 1995-09-30
COMPUTER ASSOCIATES INTERNATIONAL INC
filed 1995-11-02
CIK 356028

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                         FORM 10-Q

     x  Quarterly Report Pursuant to Section 13 or 15(d)
             of the Securities Exchange Act of 1934
       For the quarterly period ended September 30, 1995
                              or
        Transition Report Pursuant to Section 13 or 15(d)
           of the Securities Exchange Act of 1934
      For the transition period ended from _____ to _____

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

             Yes  X                                   No

                 APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

        Title of Class                                Shares Outstanding
         Common Stock                               as of November 1, 1995
   par value $.10 per share                              241,647,347


          COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES


                                   INDEX

PART I.   Financial Information:                            Page No.
Item 1.   Consolidated Condensed Balance Sheets -
           September 30, 1995 and March 31, 1995                   1

          Consolidated Statements of Income -
           Three Months Ended September 30, 1995 and 1994          2
           Six Months Ended September 30, 1995 and 1994            3

          Consolidated Condensed Statements of Cash Flows -
           Six Months Ended September 30, 1995 and 1994            4

          Notes to Consolidated Condensed Financial Statements     5

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                     9

PART II.  Other Information:

Item 4.   Submission of Matters to a Vote of Security Holders     12

Item 6.   Exhibits and Reports on Form 8-K                        14


Item 1:
                    Part I. FINANCIAL INFORMATION

           COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS

                              (In thousands)

                                             September 30,     March 31,
                                                1995             1995
                                            -------------      ---------
                                                      (Unaudited)
ASSETS:

Cash and cash equivalents  . . . . . . .     $   77,694         $  116,579
Marketable securities  . . . . . . . . .        130,200            184,643
Trade and installment accounts
 receivable - net. . . . . . . . . . . .        968,704            787,684
Inventories and other current
 assets  . . . . . . . . . . . . . . . .         68,183             58,660
                                              ---------          ---------
                    TOTAL CURRENT ASSETS      1,244,781          1,147,566

Installment accounts receivable,
 due after one year - net  . . . . . . .      1,356,699          1,045,798

Property and equipment - net . . . . . .        438,288            343,953

Purchased software products - net  . . .        736,696            342,999


Excess of cost over net assets
 acquired - net  . . . . . . . . . . . .        814,624            300,268

Investments and other noncurrent
 assets  . . . . . . . . . . . . . . . .         83,222             88,844
                                             ----------         ----------


                            TOTAL ASSETS     $4,674,310         $3,269,428
                                             ==========         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:

Loans payable - banks  . . . . . . . . .     $  495,000         $  240,000

Other current liabilities  . . . . . . .        982,903            607,893

Long-term debt and other   . . . . . . .      1,246,600             50,489

Deferred income taxes  . . . . . . . . .        602,011            460,838

Deferred maintenance revenue   . . . . .        332,082            332,083

Stockholders' equity . . . . . . . . . .      1,015,714          1,578,125
                                             ----------         ----------
   TOTAL LIABILITIES & STOCKHOLDERS' EQUITY  $4,674,310         $3,269,428
                                             ==========         ==========

      See Notes to Consolidated Condensed Financial Statements.




         COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
                            (Unaudited)

              (In thousands, except per share amounts)


                                                   For the Three Months
                                                    Ended September 30,
                                                    --------------------

                                                      1995        1994
                                                      ----        ----
Product revenue and other related income  . . .  $   630,106  $  443,998
Maintenance fees  . . . . . . . . . . . . . . .      182,210     179,342
                                                    --------    --------
                                  TOTAL REVENUE      812,316     623,340


Costs and expenses:
Selling, marketing and administrative . . . .        312,643     256,114
Product development and enhancements  . . . .         67,444      54,146
Commissions and royalties . . . . . . . . . .         40,514      30,065
Depreciation and amortization . . . . . . . .        100,874      69,809
Interest expense - net  . . . . . . . . . . .         17,474       2,924
Purchased research and development  . . . . .      1,303,280
                                                   ---------    --------
                     TOTAL COSTS AND EXPENSES      1,842,229     413,058

(Loss) income before income taxes . . . . . . .   (1,029,913)    210,282

Provision for income tax (benefit) expense  . .   (  392,733)     79,907
                                                   ----------  ---------
                              NET (LOSS) INCOME  $(  637,180) $  130,375
                                                  ===========  =========

NET (LOSS) INCOME PER COMMON SHARE  . . . . . .   $(    2.64)  $     .52
                                                   ==========   ========

Weighted average shares used in computation . .      241,379     252,297*



*Adjusted for three-for-two stock split declared August 9, 1995.

See Notes to Consolidated Condensed Financial Statements.


    COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF INCOME
                        (Unaudited)

         (In thousands, except per share amounts)

                                                    For the Six Months
                                                    Ended September 30,
                                                    -------------------
                                                      1995       1994
                                                      ----       ----
Product revenue and other related income . . .    $ 1,026,908  $  750,486
Maintenance fees . . . . . . . . . . . . . . .        362,860     349,485
                                                    ---------   ---------
                                 TOTAL REVENUE      1,389,768   1,099,971

Costs and expenses:
Selling, marketing and administrative  . . .          589,922     507,685
Product development and enhancements . . . .          128,384     104,384
Commissions and royalties  . . . . . . . . .           66,595      50,411
Depreciation and amortization  . . . . . . .          172,096     113,742
Interest expense - net . . . . . . . . . . .           18,850       2,198
Purchased research and development . . . . .        1,303,280     249,300
                                                    ---------   ---------
                    TOTAL COSTS AND EXPENSES        2,279,127   1,027,720

(Loss) income before income taxes. . . . . . .     (  889,359)     72,251

Provision for income tax (benefit) expense . .     (  340,728)     27,455
                                                    ---------    --------
                             NET (LOSS) INCOME    $(  548,631) $   44,796
                                                    =========    ========

NET (LOSS) INCOME PER COMMON SHARE . . . . . .    $(     2.28) $      .18
                                                    =========    ========

Weighted average shares used in computation. .        241,087     252,096*

*Adjusted for three-for-two stock split declared August 9, 1995.

See Notes to Consolidated Condensed Financial Statements.



        COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Unaudited)

                            (In thousands)

                                                        For the Six Months
                                                        Ended September 30,
                                                        -------------------
                                                          1995        1994
OPERATING ACTIVITIES:
 Net (loss) income. . . . . . . . . . . . . . . . .   $(  548,631) $  44,796

 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization  . . . . . . . . .       172,096    113,742
   Provision for deferred income taxes  . . . . . .    (  436,772)  ( 73,260)
   Charge for purchased research and development. .      1,303,280   249,300
   Increase in noncurrent installment accounts
    receivable - net  . . . . . . . . . . . . . . .     (  230,202) (122,909)
   Increase (decrease) in deferred
    maintenance revenue . . . . . . . . . . . . . .            463  (  9,514)

        Changes in other operating assets and
    liabilities [excludes effects of acquisitions].     (   73,457)  (41,618)
                                                         ---------   -------
          NET CASH PROVIDED BY OPERATING ACTIVITIES        186,777   160,537

INVESTING ACTIVITIES:
 Acquisitions, primarily purchased software,
  marketing rights and intangibles  . . . . . . . .     (1,686,305) (353,247)
 Purchase of property and equipment . . . . . . . .     (   12,131) ( 33,370)
 Decrease in current marketable securities  . . . .         56,432     9,047

 Capitalized development costs  . . . . . . . . . .     (    6,872) (  8,038)
                                                         ---------   -------
              NET CASH USED IN INVESTING ACTIVITIES     (1,648,876) (385,608)

FINANCING ACTIVITIES:
 Increase (decrease) in long-term debt - net  . . .      1,196,636  ( 82,458)
 Increase in loans payable-banks - net  . . . . . .        255,000   342,000

 Dividends paid . . . . . . . . . . . . . . . . . .     (   16,086) ( 16,172)
 Exercise of common stock options/other . . . . . .         11,998     8,133
 Purchases of treasury stock  . . . . . . . . . . .     (   22,104) (109,027)

          NET CASH PROVIDED BY FINANCING ACTIVITIES      1,425,444   142,476
                                                         ---------   -------

DECREASE IN CASH AND CASH EQUIVALENTS
BEFORE EFFECT OF EXCHANGE RATE CHANGES ON CASH          (   36,655) ( 82,595)


Effect of exchange rate changes on cash . . . . . .     (    2,230)    3,423
                                                         ---------   -------
DECREASE IN CASH AND CASH EQUIVALENTS                   (   38,885) ( 79,172)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           116,579   133,127
                                                          --------  --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $    77,694  $ 53,955
                                                          ========   =======


     COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1995

NOTE A --  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending March 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in Computer Associates International, Inc.'s (the "Registrant" or the "Company") Annual Report on Form 10-K for the fiscal year ended March 31, 1995.

Net Income per Share: Net income per share of common stock is computed by dividing net income by the weighted average number of common shares and any dilutive common share equivalents outstanding. Common share equivalents for the three and six month periods ended September 30, 1995 were excluded because of their anti-dilutive effect. Fully diluted net income per share is the same or not materially different from net income per share.

Stock Split: On August 9, 1995 the Company declared a three-for-two stock split in the form of a stock dividend, distributed September 5, 1995 to stockholders of record as of August 21, 1995. All common stock and per share amounts have been adjusted to reflect the stock split.

Statements of Cash Flows: For the six months ended September 30, 1995 and 1994, interest paid was $20 and $9 million, respectively, and income taxes paid were $64 and $111 million, respectively.

     COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                      SEPTEMBER 30, 1995

NOTE B --  ACQUISITIONS

On August 1, 1995, the Company completed its tender offer for the outstanding shares of Legent Corporation ("Legent") common stock. Approximately 98% of the issued and outstanding shares, or 37.9 million shares, were validly tendered. The aggregate purchase price of approximately $1.8 billion was funded from drawings under the Company's $2 billion credit agreement dated as of July 24, 1995. Legent was engaged in the design, development, marketing, and support of a broad range of computer software products for the management of information systems used to manage mainframe, midrange, server, workstation and PC systems deployed throughout a business enterprise. The acquisition was accounted for as a purchase. The results of Legent's operations have been combined with those of the Company since the date of acquisition.

The Company recorded an $808 million after-tax charge against earnings for the write-off of purchased Legent research and development technology that had not reached the working model stage and has no alternative future use. Had this charge not been taken during the quarter ended September 30, 1995, net income and net income per share for the three and six month periods ended September 30, 1995 would have been $171 million, or $.68 per share and $259 million, or $1.03 per share, respectively.

On June 22, 1994, the Company acquired 98% of the issued and outstanding common stock of The ASK Group, Inc. ("ASK"), and on September 20, 1994, merged ASK into one of its wholly owned subsidiaries. The aggregate cost of acquiring the common stock of ASK was approximately $314 million. The purchase price was provided from existing cash balances and from a revolving credit agreement with a group of banks. ASK was primarily in the business of developing, marketing and selling relational database management systems, data access and connectivity products, manufacturing and financial software application tools and provided related consulting and support services. The acquisition was accounted for as a purchase. The results of ASK's operations have been combined with those of the Company since the date of acquisition.

In conjunction with the purchase of ASK, the Company recorded an after-tax charge against earnings of $154 million relating to the write-off of purchased research and development technology that had not reached the working model stage and has no alternative future use. Had this charge not been taken during the quarter ended June 30, 1994, net income for the six month period ended September 30, 1994 would have been $199 million, or $.79 per share.

     COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                     SEPTEMBER 30, 1995

NOTE B --  ACQUISITIONS (continued)

The following table reflects pro forma combined results of operations (unaudited) of the Company, ASK and Legent on the basis that the acquisition of ASK had taken place at the beginning of fiscal year 1995 and the acquisition of Legent had taken place at the beginning of the fiscal years for all periods presented. The after-tax charges in fiscal years 1995 and 1996 of $154 million and $808 million were recorded at the beginning of the fiscal year for each of the periods presented:

                                  (In thousands, except per share amounts)
                               For the Six Months       For the Three Months
                               Ended September 30,       Ended September 30,
                               -------------------       ------------------
                                  1995        1994         1995       1994
                                  ----        ----         ----       ----
Revenue . . . .  . . . . .   $ 1,476,287  $ 1,326,137   $ 834,183  $ 741,479
Net (loss) income. . . . .    (  771,764)  (  902,137)    165,274     88,747
Net (loss) income
 per common share. . . . .   $(     3.20) $(     3.72)  $     .65  $     .35

Shares used in computation.      241,087      242,380     253,015    252,297


The following table reflects pro forma combined results of operations (unaudited) of the Company, ASK and Legent on the basis that the acquisition of ASK had taken place at the beginning of fiscal year 1995 and the acquisition of Legent had taken place at the beginning of the fiscal years for all periods presented and excludes the effect of the after-tax charges in fiscal years 1995 and 1996 of $154 million and $808 million:

                                   (In thousands, except per share amounts)
                                    For the Six Months  For the Three Months
                                    Ended September 30,  Ended September 30,
                                    ------------------   -------------------
                                     1995        1994        1995      1994
                                     ----        ----        ----      ----
Revenue . . . . . . . . . . . . $1,476,287  $1,326,001  $ 834,183  $ 741,479
Net income  . . . . . . . . . . $  190,836  $   60,463  $ 165,274  $  88,747
Net income
 per common share . . . . . . . $      .75  $      .24  $     .65  $     .35
Shares used in computation  . .    252,848     252,096    253,015    252,297


In management's opinion, the pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of fiscal year 1995 or of future operations of the combined companies under the ownership and operation of the Company.

     COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1995

NOTE C - THE 1995 KEY EMPLOYEE STOCK OWNERSHIP PLAN


Under the 1995 Key Employee Stock Ownership Plan (the "1995 Plan") the Stock Option and Compensation Committee of the Board of Directors (the "Committee") is authorized to grant, subject to the attainment of certain common stock price objectives, up to 9,000,000 shares of the Company's common stock to three key executives. The Committee has initially authorized the grant of 3,000,000 shares of common stock (the "Initial Grant") and may grant up to an additional 6,000,000 shares (the "Additional Grants") based on the price per share of the common stock achieving target levels. The Initial Grant and Additional Grants are non-transferable and subject to substantial risk of forfeiture during the five year period ending March 31, 2000, and further subject to significant limitations on transfer during the seven years following fiscal year 2000.

Item 2:

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue:

Total revenue for the quarter ended September 30, 1995 increased by 30%, or $189 million, over the prior year's comparable quarter. This increase reflects the continued demand for enterprise licensing alternatives with less restrictive pricing options,as well as the continued growth of licensing fees for client/server product offerings on the midrange platform. The increase in midrange platform revenue was led by the Company's widely acclaimed UNIX-based systems management product, CA-Unicenter. The licensing of Legent products contributed less than 10% to this quarter's revenue. Maintenance revenues increased by $2 million, primarily due to the acquisition of Legent, offset by the continued trend in site consolidations. Price changes did not have a material impact in either quarter.

Costs and Expenses:

Selling, marketing and administrative expenses as a percentage of total revenue for the September 1995 quarter decreased to 38% from 41% for the September 1994 quarter. This percentage reduction reflects a higher revenue achievement without a proportionate increase in total fixed and administrative costs as well as operating efficiencies realized from the acquisition of Legent. Net research and development expenditures increased $13 million, or 25%, over the September 1994 quarter. The increase was a direct result of the addition of the Legent products and associated development personnel, the focus on expanding the client/server product offerings, in particular the CA-Unicenter products, and continued support and
development for the ASK products.   Commissions and royalties remained at 5%
of revenue for both the September 1995 and 1994 quarters. Depreciation and amortization expense increased $30 million in the September 1995 quarter over the September 1994 quarter, primarily due to an increase of $42 million of depreciation and amortization associated with the Legent acquisition offset by the expected decrease of $12 million in amortization related to ASK purchased software products. In the September 1995 quarter, net interest expense increased by $15 million over the September 1994 quarter, a direct result of higher debt levels associated with borrowings used to finance the Legent acquisition.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


Operating Margins:

The net loss for the September 1995 quarter was $637 million, or $2.64 per share compared to net income of $130 million or $.52 per share in the September 1994 quarter. The net loss for the September 1995 quarter is entirely attributable to the $808 million after-tax charge for the write-off of Legent purchased research and development technology, that had not reached the working model stage and had no alternative future use. Net income in the September 1995 quarter excluding the after-tax charge would have been $171 million, an increase of 31% over the comparable prior year period. Before giving effect to the write-off, the Company's consolidated effective tax rate for the September 1995 quarter decreased to 37.5% from 38% for the September 1994 quarter, primarily as a result of anticipated increases in foreign tax credits.


Operations:

The Company has traditionally reported lower profit margins in the first two quarters of each fiscal year than those experienced in the third and fourth quarters. As part of the annual budget process, management establishes higher discretionary expense levels in relation to projected revenue for the first half of the year. Historically, the Company's combined third and fourth quarter revenues have been greater than the first half of the year, as these two quarters coincide with clients' calendar year budget periods and the culmination of the Company's annual sales plan. These historically higher second half revenues have resulted in significantly higher profit margins, since total expenses have not increased in proportion to revenue. However, past financial performance may not be indicative of future performance, particularly in view of the uncertainties associated with integration of the Legent acquisition and the personnel and infrastructure investments necessary to capitalize on the industry's on-going migration to client/server technology.

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

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and short term marketable securities decreased by approximately $39 million during the quarter ended September 30, 1995. This decrease was primarily attributable to expenditures related to the repayment of bank debt, dividends paid and purchases of Treasury Stock, offset by cash generated from operations. During the quarter, the Company entered into a new $2 billion credit facility with a group of banks, agented by Credit Suisse. An initial $1.8 billion was drawn down to finance the acquisition of 98% of the issued and outstanding common stock of Legent Corporation. The $2 billion facility is a five-year reducing revolving credit agreement initially having an all-in borrowing cost at the London Interbank Rate ("LIBOR") plus 5/8%. The all-in borrowing rate is adjusted upon the Company's achievement of certain financial conditions and ratios.
At September 30, 1995, $1.7 billion was drawn under this credit agreement.

On September 30, 1995, the total amount of common stock purchased under the Company's open market repurchase programs was 47.1 million shares. Approximately 12.9 million shares remain available for repurchase under this program. These figures have been adjusted for the Company's three-for-two stock split declared on August 9, 1995.

The Company's capital resource requirements as of the end of September 1995 consisted of lease obligations for office space, computer equipment, mortgage or loan obligations and amounts due as a result of product and company acquisitions. It is expected that existing cash, cash equivalents, short-term marketable securities, the availability of borrowings under committed and uncommitted credit lines, as well as cash provided from operations will be sufficient to meet anticipated cash requirements.

PART II. OTHER INFORMATION


  Item 4:  Submission of Matters to a Vote of Security Holders

     (a)  Annual Meeting of Stockholders held on
                          August 9, 1995

     (b)  The Stockholders notice to fix the number of
                          Directors at eight and elected Directors for the
                ensuing year as follows:

                                     Affirmative      Authority
          Name                          Votes          Withheld
          Russell M. Artzt              137,576,714       416,348
          Willem F.P. de Vogel          137,740,448       252,614
          Irving Goldstein              137,737,645       255,417
          Richard A. Grasso             137,715,257       277,805
          Shirley Strum Kenny           137,734,956       258,106
          Sanjay Kumar                  137,577,289       415,773
          Edward C. Lord                137,736,308       256,754
          Charles B. Wang               137,581,283       411,779


   (c)(i) The Stockholders voted to approve an Amendment to the Company's 1991 Stock Incentive Plan :

                   Affirmative Votes           104,096,264
                   Negative Votes               20,580,353
                   Abstentions                   1,208,342

     (ii) The Stockholders voted to approve an Amendment to the Company's 1994 Annual Incentive Compensation Plan.

                Affirmative Votes            120,184,638
                Negative Votes                 4,463,894
                Abstentions                    1,245,266

    (iii) The Stockholders voted to approve the Company's 1995 Key Employee Stock Ownership Plan.

              Affirmative Votes               98,427,761
              Negative Votes                  26,944,563
              Abstentions                      1,221,062


   (iv) The Stockholders voted to ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending March 31, 1996:

            Affirmative Votes                137,776,581
            Negative Votes                        87,046
            Abstentions                          129,436

PART II. OTHER INFORMATION

      Item 6:  Exhibits and Reports on Form 8-K

            (a)  Exhibits.

                 None.

            (b)  Reports on Form 8-K.

                The registrant filed a report on Form 8-K on August 10, 1995, reporting an event under Item 2, providing financial statements and pro forma financial information in accordance with Item 7(a) and (b) and furnishing exhibits under Item 7(c). The date of such report was August 1, 1995.


                          SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                 COMPUTER ASSOCIATES INTERNATIONAL, INC.


    Dated:  November 2, 1995           By: /s/Sanjay Kumar
                                          ------------------------
                                        Sanjay Kumar, President
                                        and Chief Operating Officer

    Dated:  November 2, 1995           By: /s/Peter Schwartz
                                          -----------------------
                                         Peter Schwartz
                                         Sr. Vice President - Finance
                                         (Chief Financial and
                                         Accounting Officer)