Form 10-Q
period 1995-12-31
COMPUTER ASSOCIATES INTERNATIONAL INC
filed 1996-02-02
CIK 356028

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                            FORM 10-Q

      x Quarterly Report Pursuant to Section 13 or 15(d)
            of the Securities Exchange Act of 1934
        For the quarterly period ended December 31, 1995
                            or
        Transition Report Pursuant to Section 13 or 15(d)
            of the Securities Exchange Act of 1934
       For the transition period ended from _____ to _____

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

        Yes  X                                   No

            APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

            Title of Class                     Shares Outstanding
             Common Stock                     as of January 30, 1996
       par value $.10 per share                    241,930,704



         COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES


                                   INDEX

PART I.  Financial Information:                           Page No.
Item 1.  Consolidated Condensed Balance Sheets -
          December 31, 1995 and March 31, 1995 . . . .           1

         Consolidated Statements of Income -
          Three Months Ended December 31, 1995 and 1994          2
          Nine Months Ended December 31, 1995 and 1994           3

         Consolidated Condensed Statements of Cash Flows -
          Nine Months Ended December 31, 1995 and 1994           4

         Notes to Consolidated Condensed Financial Statements    5

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . .           9

PART II. Other Information:

Item 6.  Exhibits and Reports on Form 8-K. . . . . . .          12

Item 1:
                     Part I. FINANCIAL INFORMATION

       COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS

                         (In thousands)

                                             December 31,      March 31,
                                                 1995            1995
                                             -------------     ---------
                                                       (Unaudited)
     ASSETS:

     Cash and cash equivalents  . . . . . . .   $   55,322    $  116,579
     Marketable securities  . . . . . . . . .      107,277       184,643
     Trade and installment accounts
       receivable - net. . . . . . . . . . . .   1,147,561       787,684
     Other current assets . . . . . . . . . .       67,800        58,660
                                                 ---------     ---------
                          TOTAL CURRENT ASSETS   1,377,960     1,147,566

     Installment accounts receivable,
      due after one year - net  . . . . . . .    1,524,689     1,045,798

     Property and equipment - net . . . . . .      425,839       343,953

     Purchased software products - net  . . .      658,494       342,999

     Excess of cost over net assets
      acquired - net  . . . . . . . . . . . .      797,460       300,268

     Other noncurrent assets  . . . . . . . .       97,239        88,844
                                                 ---------     ---------

                                 TOTAL ASSETS   $4,881,681    $3,269,428
                                                ==========    ==========
     LIABILITIES AND STOCKHOLDERS' EQUITY:

     Loans payable - banks  . . . . . . . . .   $  495,000    $  240,000

     Other current liabilities  . . . . . . .    1,036,829       607,893

     Long-term debt and other   . . . . . . .    1,146,467        50,489

     Deferred income taxes  . . . . . . . . .      636,922       460,838

     Deferred maintenance revenue   . . . . .      344,478       332,083

     Stockholders' equity . . . . . . . . . .    1,221,985     1,578,125
                                                 ---------     ---------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY  $4,881,681    $3,269,428
                                                ==========    ==========

      See Notes to Consolidated Condensed Financial Statements.



          COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)

               (In thousands, except per share amounts)

                                                   For the Three Months
                                                    Ended December 31,
                                                   --------------------
                                                       1995       1994
                                                       ----       ----
Product revenue and other related income . . .    $   822,051  $ 535,831
Maintenance fees . . . . . . . . . . . . . . .        182,388    185,201
                                                      -------    -------
                                  TOTAL REVENUE     1,004,439    721,032

Costs and expenses:
  Selling, marketing and administrative  . . .        371,006    268,294
  Product development and enhancements . . . .         76,148     60,380
  Commissions and royalties  . . . . . . . . .         51,514     37,294
  Depreciation and amortization  . . . . . . .        113,946     71,532
  Interest expense - net . . . . . . . . . . .         27,236      2,554
                                                      -------    -------
                       TOTAL COSTS AND EXPENSES       639,850    440,054
                                                      -------    -------

Income before income taxes . . . . . . . . . .        364,589    280,978

Provision for income taxes . . . . . . . . . .        137,411    106,772
                                                      -------    -------
                                     NET INCOME   $   227,178  $ 174,206
                                                      =======    =======

NET INCOME PER COMMON SHARE  . . . . . . . . .    $       .90  $     .69
                                                      =======    =======
Weighted average shares used in computation. .        253,714    251,667*

*Adjusted for three-for-two stock split declared August 9, 1995.

See Notes to Consolidated Condensed Financial Statements.




        COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)

               (In thousands, except per share amounts)
                                                     For the Nine Months
                                                      Ended December 31,
                                                     --------------------
                                                       1995       1994
                                                       ----       ----
Product revenue and other related income  . . .    $ 1,848,959  $1,286,317
Maintenance fees  . . . . . . . . . . . . . . .        545,248     534,686
                                                     ---------   ---------
                                  TOTAL REVENUE      2,394,207   1,821,003


Costs and expenses:
  Selling, marketing and administrative . . . .        960,928     775,979
  Product development and enhancements  . . . .        204,532     164,764
  Commissions and royalties . . . . . . . . . .        118,109      87,705
  Depreciation and amortization . . . . . . . .        286,042     185,274
  Interest expense - net  . . . . . . . . . . .         46,086       4,752
  Purchased research and development  . . . . .      1,303,280     249,300
                                                     ---------   ---------
                       TOTAL COSTS AND EXPENSES      2,918,977   1,467,774
                                                     ---------   ---------
(Loss) income before income taxes . . . . . . .     (  524,770)    353,229

Provision for income tax (benefit) expense  . .     (  203,317)    134,227
                                                     ---------   ---------
                              NET (LOSS) INCOME    $(  321,453) $  219,002
                                                     =========   =========

NET (LOSS) INCOME PER COMMON SHARE  . . . . . .    $(     1.33) $      .87
                                                     =========   =========
Weighted average shares used in computation . .       241,317      251,982*

*Adjusted for three-for-two stock split declared August 9, 1995

See Notes to Consolidated Condensed Financial Statements.


       COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                            (In thousands)
                                                         For the Nine Months
                                                         Ended December 31,

                                                         -------------------
                                                           1995      1994
   OPERATING ACTIVITIES:
   Net (loss) income. . . . . . . . . . . . . . . . . $(  321,453) $ 219,002
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization  . . . . . . . . .     286,042    185,274
     Provision for deferred income taxes  . . . . . .  (  384,606)   (29,897)
     Charge for purchased research and development. .   1,303,280    249,300
     Increase in noncurrent installment accounts
      receivable - net  . . . . . . . . . . . . . . .  (  399,111)  (206,439)
     Increase (decrease) in deferred
      maintenance revenue . . . . . . . . . . . . . .      13,514   ( 20,217)
     Changes in other operating assets and
      liabilities, excludes effects of acquisitions .  (  163,187)  ( 91,086)
                                                       -----------  ---------
            NET CASH PROVIDED BY OPERATING ACTIVITIES     334,479    305,937

   INVESTING ACTIVITIES:
    Acquisitions, primarily purchased software,
     marketing rights and intangibles  . . . . . . . .  (1,772,282) (371,991)
    Purchases of property and equipment  . . . . . . .  (   17,500)  (30,589)
    Decrease in current marketable securities  . . . .      79,815    62,498
    Capitalized development costs  . . . . . . . . . .  (    9,872)  (12,203)
                                                        -----------  --------
                 NET CASH USED IN INVESTING ACTIVITIES  (1,719,839) (352,285)

   FINANCING ACTIVITIES:
    Increase (decrease) in long-term debt - net  . . .   1,098,498   (84,076)
    Increase in loans payable-banks - net  . . . . . .     255,000   235,000
    Dividends paid . . . . . . . . . . . . . . . . . .  (   16,086)  (16,172)
    Exercise of common stock options/other . . . . . .      16,440    12,933
    Purchases of treasury stock  . . . . . . . . . . .  (   27,106) (161,666)
                                                        ----------- ---------
     NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES    1,326,746   (13,981)



   DECREASE IN CASH AND CASH EQUIVALENTS
    BEFORE EFFECT OF EXCHANGE RATE CHANGES ON CASH      (   58,614)  (60,329)

   Effect of exchange rate changes on cash . . . . . .  (    2,643)    6,861
                                                         ---------- ---------
   DECREASE IN CASH AND CASH EQUIVALENTS                (   61,257)  (53,468)

   CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        116,579   133,127
                                                         ---------- ---------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD          $    55,322 $  79,659
                                                         =========  ========

            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                            DECEMBER 31, 1995

NOTE A --  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ending March 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in Computer Associates International, Inc.'s (the "Registrant" or the "Company") Annual Report on Form 10-K for the fiscal year ended March 31, 1995.

Dividends: In December 1995, the Company's Board of Directors declared its semi-annual cash dividend of $.07 per share. The dividend was paid on January 12, 1996 to stockholders of record on December 22, 1995.

Net Income per Share: Net income per common share is computed by dividing net income by the weighted average number of common shares and any dilutive common share equivalents outstanding. Common share equivalents for the nine month period ended December 31, 1995 were excluded because of their anti-dilutive effect. Fully diluted net income per share is the same or not materially different from net income per share.

Stock Split: On August 9, 1995 the Company declared a three-for-two stock split in the form of a stock dividend distributed September 5, 1995 to stockholders of record as of August 21, 1995. All per share data and number of common shares, where appropriate, have been adjusted to reflect the stock split.

Statements of Cash Flows: For the nine months ended December 31, 1995 and 1994, interest paid was $48 and $16 million, respectively, and income taxes paid were $101 and $158 million, respectively.

   COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                       DECEMBER 31, 1995

NOTE B --  ACQUISITIONS

On August 1, 1995, the Company acquired 98% of the issued and outstanding shares of common stock of Legent Corporation ("Legent"), and on November 6, 1995, merged Legent into one of its wholly owned subsidiaries. The aggregate purchase price of approximately $1.8 billion was funded from drawings under the Company's $2 billion credit agreement dated as of July 24, 1995. Legent was engaged in the design, development, marketing, and support of a broad range of computer software products for the management of information systems used to manage mainframe, midrange, server, workstation and PC systems deployed throughout a business enterprise. The acquisition was accounted for as a purchase. The results of Legent's operations have been combined with those of the Company since the date of acquisition.

The Company recorded an $808 million after-tax charge against earnings for the write-off of purchased Legent research and development technology that had not reached the working model stage and has no alternative future use. Had this charge not been taken during the quarter ended September 30, 1995, net income and net income per share for the nine month period ended December 31, 1995 would have been $487 million, or $1.92 per share.

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

In conjunction with the purchase of ASK, the Company recorded an after-tax charge against earnings of $154 million relating to the write-off of purchased research and development technology that had not reached the working model stage and has no alternative future use. Had this charge not been taken during the quarter ended June 30, 1994, net income for the nine month period ended December 31, 1994 would have been $374 million, or $1.48 per share.

       COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                           DECEMBER 31, 1995

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

                               (In thousands, except per share amounts)
                              For the Nine Months       For the Three Months
                              Ended December 31,        Ended December 31,
                              -------------------       --------------------
                                1995        1994          1995         1994
Revenue . . . . . . .         $ 2,494,726 $ 2,147,696   $1,018,439 $  821,715
Net (loss) income . .          (  535,906) (  759,259)     235,858    142,878
Net (loss) income
 per common share . .         $(     2.22)$(     3.14)  $      .93 $      .57
Shares used in computation  .     241,317     241,848      253,864    251,667


The following table reflects pro forma combined results of operations (unaudited) of the Company, ASK and Legent on the basis that the acquisition of ASK had taken place at the beginning of fiscal year 1995 and the acquisition of Legent had taken place at the beginning of the fiscal years for all periods presented. It excludes the effect of the after-tax charges in fiscal years 1995 and 1996 of $154 million and $808 million:

                            (In thousands, except per share amounts)
                              For the Nine Months      For the Three Months
                              Ended December 31,       Ended December31,
                              ------------------       -------------------
                                1995       1994           1995       1994
Revenue . . . . . .          $2,494,726  $2,147,696    $1,018,439   $ 821,715
Net income  . . . .          $  426,694  $  203,341    $  235,858   $ 142,878
Net income
 per common share .          $     1.68  $      .81    $      .93   $     .57
Shares used in computation      253,805     251,982       253,864     251,667

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

     COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                       DECEMBER 31, 1995

NOTE C- THE 1995 KEY EMPLOYEE STOCK OWNERSHIP PLAN

Under the 1995 Key Employee Stock Ownership Plan (the "1995 Plan") the Stock Option and Compensation Committee of the Board of Directors (the "Committee") is authorized to grant, subject to the attainment of certain common stock price objectives, up to 9,000,000 shares of the Company's common stock to three key executives. The Committee has initially granted 3,000,000 shares of common stock (the "Initial Grant") and may grant up to an additional 6,000,000 shares (the "Additional Grants") based on the price per share of the common stock achieving target levels. The Initial Grant and Additional Grants are non-transferable and subject to substantial risk of forfeiture during the five year period ending March 31, 2000, and further subject to significant limitations on transfer during the seven years following fiscal year 2000. In January 1996, 600,000 shares of common stock under the Initial Grant vested, subject to the continued employment of the key executives and, accordingly, the Company began accruing compensation expense over the employment period ending March 31, 2000.

Item 2:

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue:

Total revenue for the quarter ended December 31, 1995 increased by 39%, or $283 million, over the prior year's comparable quarter. This increase reflects the continued demand for enterprise licensing alternatives with less restrictive pricing options, as well as the continued growth of licensing fees for client/server product offerings on the midrange platform. In addition, the inclusion of Legent products for a full fiscal quarter contributed approximately 10% to total revenue. The increase in midrange platform revenue reflects strong growth in our database, manufacturing and UNIX-based systems management products. Maintenance revenues decreased by $3 million, primarily due to the continued trend in site consolidations. Price changes did not have a material impact in either quarter.


Costs and Expenses:

Selling, marketing and administrative expenses as a percentage of total revenue for the December 1995 quarter was unchanged
from the December 1994 quarter, at 37%.   Net research and
development expenditures increased $16 millon, or 26%, over the December 1994 quarter. The increase was a direct result of the addition of the Legent products and associated development personnel, the focus on expanding the client/server product offerings, in particular the CA-Unicenter products, and continued support and development for the ASK products. Commissions and royalties remained at 5% of revenue for both the December 1995 and 1994 quarters. Depreciation and amortization expense increased $42 million in the December 1995 quarter over the December 1994 quarter, primarily due to the $56 million increase in depreciation and amortization associated with the Legent acquisition offset by the expected decrease of $12 million in ASK purchased software amoritzation. In the December 1995 quarter, net interest expense increased by $25 million over the December 1994 quarter, a direct result of higher debt levels associated with borrowings used to finance the Legent acquisition.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


Operating Margins:

Pre-tax income for the quarter ended December 1995 exceeded the prior year's comparable quarter by $84 million. However, as a percentage of total revenue pre-tax income decreased to 36% from 39% in the comparable prior year period. This decrease is due to an increase in interest and depreciation expense attributable to the Legent acquisition. The Company's consolidated effective tax rate for the December 1995 quarter decreased to 37.7% from 38% for the December 1994 quarter, primarily as a result of anticipated increases in foreign tax credits.


Operations:

The Company has traditionally reported lower profit margins in the first two quarters of each fiscal year than those experienced in the third and fourth quarters. As part of the annual budget process, management establishes higher discretionary expense levels in relation to projected revenue for the first half of the year. Historically, the Company's combined third and fourth quarter revenues have been greater than those for the first half of the year, as these two quarters coincide with the clients' calendar year budget periods and the culmination of the Company's annual sales plan. These historically higher second half revenues have resulted in significantly higher profit margins since total expenses have not increased in proportion to revenue. However, past financial performance may not be indicative of future performance, particularly in view of the uncertainties associated with integration of the Legent acquisition, the higher depreciation, amortization and interest expenses noted above and the personnel and infrastructure investments necessary to capitalize on the industry's on going migration to client server technology.

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

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents and short-term marketable securities decreased by approximately $45 million during the quarter ended December 31, 1995. This decrease was primarily attributable to the repayment of bank debt and payments related to the Legent acquisition, offset by cash generated from operations. Cash from operations, although approximately $30 million higher than that of the prior year, was reduced by approximately $32 million of additional interest payments for the nine months ended December 31, 1995. Additionally, the Company continues to allow clients to finance their purchases of the Company's software over several years. The Company believes that this ability to offer clients attractive financing alternatives provides the Company with a distinct competitive advantage over other software vendors.

During the quarter ended September 30, 1995, the Company entered into a new $2 billion credit facility with a group of banks.
An initial draw down of $1.8 billion was used to finance the acquisition of 98% of the issued and outstanding of Common Stock of Legent Corporation. This $2 billion facility is a five year reducing revolving credit agreement having a current all-in borrowing cost at the London Interbank Rate ("LIBOR") plus 47.5 basis points. The margin is adjusted upon the Company's achievement of certain financial conditions and ratios. At December 31, 1995, $1.6 billion was drawn under this credit agreement.

On December 31, 1995, total purchases under the Company's open market common stock repurchase programs were 47.2 million shares. Approximately 12.8 million shares remain available for repurchase under this program. These figures have been adjusted for the Company's three-for-two stock split.

The Company's capital resource requirements as of the end of December 1995 consisted of lease obligations for office space, computer equipment, mortgage or loan obligations and amounts due as a result of product and company acquisitions. It is expected that existing cash, cash equivalents, short-term marketable securities, the availability of borrowings under committed and uncommitted credit lines, as well as cash provided from operations, will be sufficient to meet anticipated cash requirements.

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



                 COMPUTER ASSOCIATES INTERNATIONAL, INC.




         Dated:  February 2, 1996           By:/s/ Sanjay Kumar
                                               ----------------------
                                               Sanjay Kumar,President
                                               and Chief Operating Officer



         Dated:  February 2, 1996           By:/s/ Peter Schwartz
                                               ----------------------
                                               Peter Schwartz
                                               Sr. Vice President - Finance
                                               (Chief Financial and
                                               Accounting Officer)