Form 10-K
period 1996-03-31
COMPUTER ASSOCIATES INTERNATIONAL INC
filed 1996-05-24
CIK 356028

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-K


(Mark One)
  [x]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended March 31, 1996

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III to this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant:
The aggregate market value of the voting stock held by non-affiliates of the Registrant as at May 22, 1996 was $13,439,761,644 based on a total of 176,838,969 shares held by non-affiliates and the closing price on the New York Stock Exchange on that date which was $76.00.

Number of shares of stock outstanding at May 22, 1996:
242,653,264 shares of Common Stock, par value $.10 per share.

Documents Incorporated by Reference:
Part III - Proxy Statement to be issued in conjunction with Registrant's Annual Stockholders' Meeting.

Item 1. Business
(a) General Development of Business

 Computer Associates International, Inc. (the "Company" or "Registrant") was incorporated in Delaware in 1974. In December 1981, the Company completed its initial public offering of Common Stock. The Company's Common Stock is traded on the New York Stock Exchange under the symbol "CA".

 In its early years, the Company supplied systems management software for mainframe computers from International Business Machines Corp. ("IBM"), primarily those using the VSE operating system. Since that time the Company's line of products has expanded significantly, paralleling the growth of the software industry itself. Employing a tripartite strategy of growing through the introduction of internally developed products, strategic alliances coupled with a series of company and product acquisitions, and integration of the other two, the Company has significantly increased the breadth of its product portfolio. Today, the Company supplies an extensive array of systems management, information management, business management and consumer software products for use on a variety of hardware platforms. Because of its independence from hardware manufacturers, the Company has been able to offer products for use on most of the existing major operating systems. The Company's products operate on over 40 different desktop, midrange and mainframe operating systems and platforms.

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

 In August 1995, the Company acquired Legent Corporation ("Legent"). Legent provides a broad range of computer software products for the management of information systems across several platforms and operating systems. The acquisition was accounted for using the purchase method of accounting. See
Note 2 of Notes to Consolidated Financial Statements for additional information concerning acquisitions.

 In April 1996, the Company announced a restructuring with respect to its business applications solutions. Organized around the concept of self-contained operational units, the Company formed seven new "Independent Business Units" ("iBUs"). These iBUs will be responsible for development, marketing, sales and support of their respective product areas. In order to better maintain its commitment to delivering quality technical support for its clients throughout the world, the Company has also formed a Technical Services Group. This group, which will serve as the bridge between the Company's sales and development organizations, will provide the highest quality technical assistance and guidance to clients. Although the Company expects these structural changes will improve operational efficiencies, it should be noted that there are risks associated with changing the Company's business model.

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

(c) Narrative Description of Business

General

 The Company designs, develops, markets and supports standardized computer software products for use with a broad range of desktop, midrange and mainframe computers from many different hardware manufacturers including among others, IBM, Hewlett-Packard Company ("HP"), Digital Equipment Corp. ("DEC"), Sun Microsystems Inc. ("Sun"), Data General Corp. ("DG"), Tandem Computers Inc. and Compaq Computer Corp.

 A computer system, running the most powerful mainframe or the ubiquitous desktop, consists of hardware and software. Hardware is the physical computer or central processing unit as well as peripheral equipment such as disk and tape data storage devices, printers and terminals. Software products are the programs, or sets of instructions, which tell the hardware what to do and how to respond to specific user requests.

 The Company continues to follow its approach of designing and developing new software technology solutions, acquiring software technology that is complementary to existing products and integrating internally developed products with acquired software.

Products

 The Company offers a broad range of standardized systems management software products which enable clients to use their total data processing resources-- hardware, software and personnel--more efficiently. Many of the Company's products provide tools to measure and improve computer hardware and software performance and programmer productivity. During the past fiscal year, the Company announced CA-Unicenter TNG (The Next Generation)TM, the newest release of its systems management platform, CA-Unicenter.

 CA-Unicenter TNG is an object-oriented solution that enables organizations to visualize and control their entire information technology infrastructure-- including applications, databases, systems and networks--from a business perspective. This technology establishes a link between an organization's information technology resources and its business policies. Through CA-Unicenter TNG, an organization can define its business policies, map these policies to particular resource management requirements, and then monitor resources for their support of specific business processes. The flexible business process views can be customized to deliver information based on specific roles, locations, resources, and any other dimensions of control.
To visualize the complex interactions and interdependencies of an enterprise's entire distributed environment, CA-Unicenter TNG features a real world interface that incorporates 3-D animation and elements of virtual reality.

 With more than 30 million users, and growing by 15 percent each month, the Internet has emerged as the de facto communications platform. Recognizing the growth of the Internet as a platform for business computing, the Company announced several offerings for this environment during this past fiscal year. These are CA-Unicenter/ICE (Internet Commerce Enabled)TM, JasmineTM and CA-OpenIngres/ICETM. While the Internet has created untapped electronic commerce opportunities, these cannot be realized until the Internet becomes more secure, reliable and manageable. The CA ICE family of solutions is supporting the Internet evolution from a personal browser to a business forum.

 CA-Unicenter/ICE was introduced as a comprehensive solution for securing and managing electronic commerce over the Internet. CA-Unicenter/ICE addresses the management needs of Web Servers and Web Clients by providing security, event management, help-desk, storage management, resource accounting and database monitoring.

 Jasmine is the first object-oriented database for development and deployment of multimedia, client/server, Intranet and Internet business applications. Developed in conjunction with Fujitsu Limited, Jasmine enables organizations to build applications with intuitive multimedia representation of complex real world activities and data which may be executed on client workstations, either standalone or within a Web browser. It will be integrated with Netscape's Commerce and Internet servers and Spyglass' Web Server. Jasmine is ideally suited for the development of such cross-industry applications as electronic catalogs, kiosks, customer support and sales force automation as well as industry specific applications in sectors such as insurance, financial services, manufacturing, pharmaceuticals, health care and telecommunications. Applications built with Jasmine are easily customizable to match specific business requirements.

 The Company also announced CA-OpenIngres/ICE. This database management solution provides Web-enabled access to corporate data in UNIX and Windows NT environments. As a relational database solution which has been extended and optimized for Internet use, CA-OpenIngres/ICE enables users to access databases quickly and efficiently through the convenience of the Web page. The Company plans to embed Spyglass Web Server technology in each copy of CA-OpenIngres/ICE.

 Prices for the Company's products vary depending upon the type of license agreement, operating environment and platform chosen by the client. See "Narrative Description of Business-Licensing."

Sales and Marketing

 The company distributes, markets and supports its products on a worldwide basis with its own employees and a network of independent value-added resellers, distributors and dealers. The Company has approximately 4,100 sales and sales support personnel engaged in promoting the licensing of the Company's products.

 In North America, the Company operates primarily through a single sales force responsible for sales, marketing and service of the Company's non-business application solutions. Several iBUs are responsible for the sales and marketing activities of business application solutions. A separate Global Accounts group provides additional service to large clients, particularly facilities managers. Facilities managers deliver data processing services using the Company's products to those companies that wish to "outsource" their computer processing requirements.

 The Company also operates through wholly owned subsidiaries located in 36 countries outside North America. Each of these subsidiaries is structured as an autonomous entity and markets all or most of the Company's products in its respective territory. In addition, the Company's products are marketed by independent distributors in many areas of the world where it does not have a direct presence. Revenue from independent distributors accounted for approximately 1% of the Company's fiscal 1996 revenues.

 The Company considers that it has established marketing and distribution channels in most areas of the world where the number of computer installations warrants the establishment of such channels. For fiscal year 1996 approximately 50% of the Company's revenue was derived from business outside North America. The percentages for fiscal year 1995 and 1994 were approximately 49% and 46%, respectively. Western Europe is the Company's most important foreign market. The Company believes that its operations outside the United States are located in countries which are politically stable, and that such operations are not exposed to any special or unusual risks. See
Note 4 of Notes to Consolidated Financial Statements for further information concerning the Company's foreign operations.

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

 The Company offers several types of mainframe licenses. Under the first, the client agrees to pay a one-time fee and an annual usage and maintenance fee. The annual usage and maintenance fees typically range from 9% to 20% of the then prevailing one-time fee for the product. Payment of the usage and maintenance fee entitles the client to receive technical support for the product from the Company and to receive all enhancements and improvements (other than optional features subject to a separate charge) to the product developed by the Company during the period covered. A second alternative is the term license under which the client agrees to pay a fixed fee and in return receives the right to use the product for a specified term ranging from one month to three years. Upon expiration of this period, a term license must be renewed for continued use of the product, and the then prevailing term license fee paid. Maintenance and support is included in the term license fee. The Company offers a third alternative which combines elements of the other licensing options in that the client pays an initial licensing fee and a periodic license fee including maintenance to continue using the product. The Company also offers licenses for products and groups of products based on the size of an enterprise's computing power as measured in MIPS-- millions of instructions per second. Usage of software programs under the enterprise-wide licensing options may be expanded to subsidiaries and other related entities on a national or worldwide basis, regardless of the number, size and location of the data centers or central processing units ("CPUs") in use. Under this option, the client is free to reallocate hardware or modify user configurations without incremental costs. Product revenue for licenses is recognized upon delivery of the product to the client. Usage and maintenance fees are recognized ratably over the term of the agreement. Where the client has elected to pay the license fees in monthly or annual installments, the present value of the license fee is recognized as product revenue upon delivery of the product. Maintenance is unbundled from the selling price and ratably recognized over the term of the agreement. One-time license fees under the first alternative range between $1,500 and $1,200,000, and three-year term license fees range between $1,000 and $805,000. Pricing under enterprise-wide licensing options is dependent on contracted levels of usage. See Note 1 of Notes to Consolidated Financial Statements for further discussion of revenue recognition policies.

 The Company's micro software products are licensed to end users upon payment of a fixed fee. Suggested license fees range between $10 and $4,500 per copy, dependent upon the product and number of users licensed. The Company also offers site licenses on micro software products providing pricing advantages based on the number of copies licensed. Maintenance is also available on a site-license basis under terms and conditions similar to those for mainframe software licenses. UNIX-based software products are licensed to end users on a CPU basis, number of concurrent users basis, or based on the size of the enterprise in terms of computing power, as measured in Power Units. Maintenance and support services, primarily provided through telephone contact with employees of the Company, may be purchased for an additional fee.

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

 Historically, licensees using proprietary operating systems were furnished with "source code" which makes the operating system generally understandable to programmers, or "object code" which directly controls the hardware, and other technical documentation. Since the availability of source code facilitated the development of systems and applications software which must interface with the operating systems, independent software vendors such as the Company were able to develop compatible software. IBM and other hardware vendors have a policy of restricting the use or availability of the source code for some of its operating systems. To date, this policy has not had any effect on the Company. However, such restrictions may in the future result in higher research and development costs for the Company in connection with the enhancement and modification of existing products and the development of new products. Although the Company does not expect such restrictions will have an adverse effect on its products, there can be no assurance that such restrictions or other restrictions will not have a material adverse effect on the Company's business.

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

 Although no company competes with the Company across its entire software product line or a significant portion thereof, the Company considers at least 75 firms to be directly competitive with one or more of the Company's systems software packages. In the areas of database management systems, graphics and applications software for the desktop, midrange and mainframe environments, there are hundreds of companies, whose primary business focus is on at least one but not all of these areas. Certain of these companies have substantially larger operations than the Company's in these specific areas. Many companies, large and small, use their own technical personnel to develop programs similar to those of the Company; these may rightly be seen as competitors of the Company. The Company believes that the most important considerations for potential purchasers of software packages are: product capabilities; ease of installation and use; dependability and quality of technical support; documentation and training; the experience and financial stability of the vendor; integration of the product line; and, to a lesser extent, price. Price is a stronger factor in the client/server and microcomputer marketplace.

 The Company's future operating results may be affected by a number of factors, including, but not limited to: uncertainties relative to global economic conditions; market acceptance of competing technologies; the availability and cost of new solutions; the Company's ability to successfully maintain or increase market share in its core business while expanding its product base into other markets; the strength of its distribution channels; the Company's ability to effectively manage fixed and variable expense growth relative to revenue growth; possible disruptions resulting from organizational changes; and the Company's ability to effectively integrate acquired products and operations.

Product Protection

 The products of the Company are treated as trade secrets and confidential information. The Company relies for protection upon its contractual agreements with clients as well as its own security systems and confidentiality procedures. In addition to obtaining patent protection for new technology, the Company protects its products and their documentation and other written materials under copyright law. The Company also obtains trademark protection for its various product names.

Clients

 No individual client accounted for a material portion of the Company's revenue during any of the past three fiscal years. Since the Company's mainframe packages are used with relatively expensive computer hardware, most of its revenues are derived from companies which have the resources to make a substantial commitment to data processing and their computer installations. Most of the world's major companies use one or more of the Company's software packages. The Company's software products are generally used in a broad range of industries, businesses and applications. The Company's clients include manufacturers, financial service providers, banks, insurance companies, educational institutions, hospitals, retail microcomputer distributors, value-added resellers, government agencies and individual personal computer users.

Product Development

 The history of the computer industry has seen rapid changes in hardware and software technology. The Company must maintain the usefulness of its products as well as modify and enhance its products to accommodate changes to, and to ensure compatibility with, hardware and software.

 To date, the Company has been able to adapt its products to such changes and, as described more fully in "Narrative Description Of Business-- Products," the Company believes that it will be able to do so in the future. Computer software vendors must also continually ensure that their products meet the needs of clients in the ever-changing marketplace. Accordingly, the Company has the policy of continually enhancing, improving, adapting and adding new features to its products, as well as developing additional products. The Company offers a facility, CA-Uniservice, for many of its software products whereby problem diagnosis, program "fixes" and other mainframe services can be provided online between the client's installation and the support facilities of the Company. CA-TCC (Total Client Care), another facility, provides a major extension to existing support services of the Company by offering access to the Company's client support database. In addition, the Company anticipates offering support services online via the Internet. These services have contributed to the Company's ability to provide maintenance more efficiently.

 Product development work is primarily done at the Company's facilities in Alameda, California; San Diego, California; Santa Clara, California; Chicago, Illinois; Andover, Massachusetts; Westwood, Massachusetts; Mount Laurel, New Jersey; Princeton, New Jersey; Islandia, New York; Columbus, Ohio; Pittsburgh, Pennsylvania; Dallas, Texas; Reston, Virginia; and Bellevue, Washington. The Company also performs product development in Sydney, Australia; Vienna, Austria; Brussels, Belgium; Vancouver, Canada; Slough, England; Paris, France; Darmstadt, Germany; Dublin, Ireland; Tel Aviv, Israel; and Milan, Italy. For its fiscal years ended March 31, 1996, 1995 and 1994, product development costs charged to operations were $285,404,000, $232,785,000 and $211,273,000, respectively. In fiscal years 1996, 1995, and
1994, the Company capitalized $15,742,000, $15,505,000 and $15,471,000, respectively, of internally developed  software costs.

 Certain of the Company's products were acquired from others. The Company continues to seek synergistic companies, products and partnerships. The purchase price of acquired products is capitalized and amortized over a period not exceeding five years.

Employees

 As of March 31, 1996, the Company had approximately 8,800 employees of whom approximately 1,500 were located at its facilities in Islandia, New York; approximately 4,000 were located at other offices in the United States, and approximately 3,300 were located at its offices in foreign countries. Of the total employees, approximately 2,700 were engaged in product development efforts and 4,100 were engaged in sales and sales support functions. The Company believes its employee relations are excellent.

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

 The Company leases approximately 60 office facilities throughout the United States, and approximately 80 office facilities outside the United States. Expiration dates on material leases range from fiscal 1997 to 2020.

 The Company owns a 675,000 square-foot headquarters in Islandia, New York. The Company's subsidiary in Germany owns two buildings totaling approximately 120,000 square feet. The Company also owns 54,000 and 214,000 square-foot office facilities in Austin, Texas and Princeton, New Jersey, respectively. As a result of the Legent acquisition, the company now owns and operates 115,000, 143,000, 240,000 square-foot office facilities in Columbus, Ohio; Herndon, Virginia and Pittsburgh, Pennsylvania, respectively.

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

Item 4. Submission of Matters to Vote of Security Holders

 None.

Executive Officers of the Registrant

 The name, age, present position and business experience of all executive officers of the Company as of May 23, 1996 are listed below:

     Name                   Age   Position
Charles B. Wang (1)          51   Chairman, Chief Executive Officer and
                                  Director

Sanjay Kumar (1)             34   President, Chief Operating Officer and
                                  Director

Russell M. Artzt (1)         49   Executive Vice President--Research and
                                  Development and Director

Belden A. Frease             57   Senior Vice President and Secretary

Charles P. McWade            51   Senior Vice President--Finance

Peter A. Schwartz            52   Senior Vice President--Finance and Chief
                                  Financial Officer

Ira Zar                      34   Senior Vice President and Treasurer

(1) Member of the Executive Committee

 Mr. Charles B. Wang has been Chief Executive Officer and a Director of the Company since June 1976 and Chairman of the Board since April 1980.

 Mr. Kumar joined the Company with the acquisition of UCCEL in August 1987. He was elected President, Chief Operating Officer and a Director effective January 1994, having previously served as Executive Vice President-- Operations from January 1993 to December 1993, and Senior Vice President-- Planning from April 1989 to December 1992.

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

 Mr. McWade has been Senior Vice President--Finance of the Company since April 1990, having served in various financial positions including Treasurer from April 1988 to March 1994. Mr. McWade joined the company in October 1983.

 Mr. Schwartz has been Senior Vice President--Finance and Chief Financial Officer of the Company since April 1987. He has served in various financial roles since joining the Company in July 1983.

 Mr. Zar was elected Senior Vice President and Treasurer effective April 1994, having previously served as Vice President--Finance since April 1990. Mr. Zar joined the Company in June 1982.

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

                               Fiscal 1996              Fiscal 1995
                           High           Low        High           Low
Fourth Quarter            $ 75.88       $ 52.88     $ 42.50       $ 31.58
Third Quarter             $ 67.88       $ 37.63     $ 33.83       $ 29.08
Second Quarter            $ 50.83       $ 40.75     $ 30.00       $ 25.25
First Quarter             $ 48.67       $ 37.17     $ 28.75       $ 18.50


 On March 31, 1996, the closing price for the Company's Common Stock on the New York Stock Exchange was $ 71.63. The Company currently has approximately 8,500 record stockholders.

 The Company has paid cash dividends in July and January of each year since July 1990 and intends to continue that policy. The Company's most recent dividend, paid in January 1996, was $ .07 per share.

 References to prices per share have been adjusted to reflect a three-for-two stock split effective August 21, 1995.

Item 6. Selected Financial Data

 The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes included elsewhere in this annual report on Form 10-K.

                                                Year Ended March 31,
                            ---------------------------------------------------------------
INCOME STATEMENT DATA          1996(1)      1995(2)        1994         1993         1992
                               -------      -------       ------       -------      -------
(in thousands, except per share amounts)
Revenue                      $ 3,504,629   $2,622,992   $2,148,470   $1,841,008   $1,508,761
Net (loss) income                (56,354)     431,904      401,262      245,544      162,909
- - - Per common share(3)        $      (.23)  $     1.71   $     1.56   $      .96   $      .61
Dividends declared per
 common share(3)                    .137         .133         .093         .067         .067

                                                      March 31,
                             ---------------------------------------------------------
BALANCE SHEET DATA              1996(1)     1995(2)      1994        1993        1992
                                -------     -------     ------      ------      ------
(in thousands)
Cash from operations         $   619,358  $  489,370  $  480,213  $  415,747  $ 360,717
Working capital (deficiency)     (53,757)    299,673     450,599     340,694    311,058
Total assets                   5,015,966   3,269,428   2,491,605   2,348,819  2,168,862
Long-term debt (less
 current maturities)             944,506      50,489      71,381     166,714     40,804
Stockholders' equity           1,481,662   1,578,125   1,243,133   1,054,530    988,339

(1)Includes a pre-tax write-off of $1,303 million related to the acquisition of Legent Corporation in August 1995. See Note 2 of Notes to Consolidated Financial Statements for additional information.

(2)Includes a pre-tax write-off of $249 million related to the acquisition of The ASK Group, Inc.
in June 1994. See Note 2 of Notes to Consolidated Financial Statements for additional information.

(3)Adjusted to reflect a three-for-two stock split effective August 21, 1995.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

 The Annual Report on Form 10-K contains certain forward-looking statements and information relating to the Company that are based on the beliefs and
assumptions made by the Company's management as well as   information
currently available to the management. When used in this document, the words "anticipate," "believe," "estimate," and "expect" and similar expressions, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.

 Total revenue for fiscal year 1996 of $3.5 billion increased 34% over the $2.6 billion recorded in fiscal year 1995. The increase reflects continued demand for less restrictive enterprise licensing pricing options, as well as the continued growth of licensing fees for the Company's client/server products. In addition, the inclusion of Legent mainframe and client/server products acquired in August 1995 contributed to revenue growth. International revenues increased 34% during fiscal year 1996. Relatively stable economic conditions and continued expansion of foreign markets, especially relating to Legent products were largely responsible for this growth. Maintenance revenue was essentially unchanged; increasing 1% or $10 million primarily due to the acquisition of the Legent client base, partially offset by the ongoing trend of site consolidations as well as expanding client/server revenues which yield lower maintenance. Price changes did not have a material impact in either year.

 Selling, marketing and administrative expenses for fiscal year 1996 decreased to 39% of revenue from 40% in fiscal year 1995. This percentage reduction reflects higher revenue achievement without a proportionate increase in total fixed and administrative costs as well as operating efficiencies realized from the acquisitions of Legent and ASK. Net research and development expenditures increased $53 million, or 23%, for fiscal year 1996 over the prior fiscal period. The addition of Legent product and development personnel, the expanded emphasis on adapting products for the client/server environment and introduction of Inter/Intranet products were largely responsible for this increase. Commissions and royalties approximated 5% of revenue for both fiscal year 1996 and 1995. Depreciation and amortization expense increased 57%, or $147 million in fiscal year 1996 over fiscal year 1995, primarily as a result of additional and accelerated purchased software amortization associated with the Legent acquisition. Approximately $150 million of additional amortization expense during fiscal 1996 was directly attributable to the Legent acquisition. Net interest expense for fiscal year 1996 was $71 million, an increase of approximately $63 million over fiscal year 1995, reflecting the higher debt levels associated with borrowings used to finance the Legent acquisition. A pre-tax purchased research and development charge of $1,303 million is included in fiscal year 1996 total expenses. The charge represents a write-off of purchased research and development technology that had not reached the working model stage and has no alternative future use. Fiscal year 1996 had a pre-tax loss of $101 million compared to the $697 million pre-tax income in fiscal year 1995. The pre-tax amounts for both fiscal years 1996 and 1995 include charges relative to the acquisitions of Legent and ASK, respectively. Excluding the fiscal year 1996 Legent charge of $1,303 million and fiscal year 1995 ASK charge of $249 million, pre-tax income for fiscal year 1996 was $1,202 million compared to $946 million in fiscal year 1995, an increase of $256 million, or 27%. The consolidated effective tax rate for fiscal year 1996 reflects a tax benefit of 44%. Without the effect of the Legent charge, the consolidated effective tax rate would have been 37.5% in fiscal 1996 as versus 38% in fiscal 1995. Fiscal year 1996 had a net loss of $56 million, including the previously mentioned charge. Excluding the aforementioned charges in fiscal 1996 and 1995, net income was $752 million compared to $586 million in fiscal year 1995. This $166 million increase over fiscal year 1995 was a 28% improvement. Net income per share excluding both charges was $2.98 in 1996 compared to $2.33 for 1995, also an increase of 28%.

 Total revenue for fiscal year 1995 of $2.6 billion increased 22% over the $2.1 billion total for fiscal year 1994. Product revenue increased by 31% over the prior year's level. The growth was attributable to greater revenue derived from licensing fees on the midrange platform as well as modest increases in product revenues for mainframe based systems management products. The midrange platform increase was due chiefly to the success of the Company's pioneer UNIX-based systems management product, CA-Unicenter, as well as integration of the ASK/Ingres products acquired in June 1994. The continued demand for enterprise licensing alternatives and less restrictive pricing options also contributed to revenue growth. International revenue, positively affected by foreign exchange currency rates, relatively stable economic conditions, expanding markets and favorable product offerings, grew by 28% during fiscal year 1995 over the prior fiscal year. Maintenance revenue in fiscal year 1995 increased 4%, or $27 million, primarily due to the acquisition of ASK. Absolute maintenance revenue was negatively affected by site consolidations and the revenue mix shift toward lower maintenance generating client/server solutions. Price changes did not have a material impact in either year.

 Selling, marketing and administrative expenses were 40% of total revenue for fiscal year 1995 in contrast to 47% for fiscal year 1994. This percentage reduction reflects a higher revenue achievement without a proportionate increase in total fixed and administrative costs, and to a lesser extent, operating efficiencies realized from the acquisition of ASK. Net product and development expenditures increased $22 million, or 10%, for fiscal year 1995 over the prior period. The increase was due to support and enhancement of the ASK products and ongoing development efforts to expand client/server product offerings. Commissions and royalties were 5% of revenue for both fiscal years. Depreciation and amortization expense increased by $51 million, or 25% in fiscal year 1995 over fiscal year 1994, primarily due to the additional purchased software product amortization associated with the ASK acquisition. Net interest expense for fiscal year 1995 was $8.1 million, approximately $6.3 million higher than fiscal year 1994, as a result of higher debt levels associated with borrowings used to finance the ASK acquisition. A pre-tax purchased research and development charge of $249 million is reflected in fiscal year 1995 total expenses. The charge represents a write-off of purchased research and development technology that had not reached the working model stage and has no alternative future use. Pre-tax income increased in fiscal 1995 by 11%, or $70 million to $697 million from $627 million in fiscal year 1994. This pre-tax income figure includes the charge of $249 million noted above. Without the charge, income would have been $946 million, an increase of $319 million or 51% from fiscal year 1994. The consolidated effective tax rate for fiscal year 1995 increased to 38% from 36% in fiscal year 1994. The increase was principally the result of reduced foreign tax credits. Net income in fiscal 1995 increased 8%, including the previously mentioned charge, and 46% without it. Net income per share increased 10% after the charge and 49% before it. A 2% reduction in the average shares outstanding during fiscal year 1995 contributed to this improvement.

 The Company's foreign subsidiaries operate as distributors for the products of the Company. As such, the subsidiaries pay royalties to the Company on revenue generated from the licensing of products. After payment of such royalties, these foreign subsidiaries had net income of $224,733,000, $155,251,000 and $108,001,000 in fiscal years 1996, 1995 and 1994, respectively. See Note 4 of Notes to Consolidated Financial Statements.

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



Selected Unaudited Quarterly Information
(in thousands, except per share amounts)
- - --------------------------------------------------------------------------------------------
1996 Quarterly Results        June 30     Sept. 30(1)     Dec. 31        Mar.31        Total(1)
- - ----------------------        -------     -----------     -------        ------        --------
Revenue                       $577,452      $812,316     $1,004,439    $1,110,422     $3,504,629
Percent of total revenue            16 %          23 %           29 %          32 %          100%
Net income (loss)               88,549      (637,180)       227,178       265,099        (56,354)
- - - Per common share(3)         $    .35      $  (2.64)    $      .90    $     1.05     $     (.23)



1995 Quarterly Results       June 30(2)     Sept. 30      Dec. 31       Mar. 31        Total(2)
- - ----------------------       ----------     --------      -------       -------        --------
Revenue                       $476,631      $623,340     $721,032      $801,989       $2,622,992
Percent of total revenue            18%           24%          27%           31%             100%
Net income (loss)              (85,579)      130,375      174,206       212,902          431,904
Per common share(3)           $   (.35)     $    .52     $    .69      $    .85       $     1.71

(1)Includes a pre-tax write-off of $1,303 million related to the acquisition of Legent Corporation in August 1995. See Note 2 of Notes to Consolidated Financial Statements for additional information.

(2)Includes a pre-tax write-off of $249 million related to the acquisition of The ASK Group, Inc.
in June 1994. See Note 2 of Notes to Consolidated Financial Statements for additional information.

(3)Adjusted to reflect a three-for-two stock split effective August 21, 1995.


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

Foreign Currency Exchange

 Uncertainty in world currency markets caused a gradual strengthening of the U.S. Dollar during fiscal year 1996. Approximately 50% of the Company's total revenue in fiscal year 1996, 49% in fiscal year 1995 and 46% in fiscal year 1994, was derived from sales outside of North America. The net income effect of foreign currency exchange rate fluctuations versus the U.S. Dollar on international revenues is largely offset to the extent expenses of the Company's international operations are incurred and paid for in the same currencies as those of its revenues. During fiscal 1996, the net income effect of foreign exchange gains was approximately $1 million. A foreign currency translation adjustment of $25 million was charged to Stockholders' Equity in fiscal year 1996. As part of its risk management strategy, the Company did not enter into any foreign exchange derivative transactions during fiscal years 1996 and 1995.

Liquidity and Capital Resources

 Cash from operations for the year ended March 31, 1996 increased by $130 million, or 27%, over the preceding fiscal year. The increase was primarily the result of increased net income, excluding the non-cash charge to earnings for purchased research and development. While absolute accounts receivable balances have increased during fiscal 1996 reflecting the clients' higher propensity to finance licensing fees, collection of billed receivables has reduced the amount of time such receivables are outstanding. Installment, or unbilled, receivables have grown proportionally with revenue and continue to be viewed by the Company both as a competitive advantage when marketing product as well as a beneficial use of the Company's capital. Cash generated from operations and maturities of marketable securities were used to reduce debt drawn as a result of the August 1995 Legent acquisition. The Company's fiscal 1996 open market purchases of its common stock of $31 million was significantly lower than that of the prior year primarily due to concerted efforts to reduce the debt levels associated with the Legent acquisition.


 In August 1995, the Company's revolving line of credit was renegotiated from $500 million to $2 billion to fund the $1.8 billion acquisition of Legent. Under the new credit facility, borrowings are subject to interest primarily at the prevailing London Interbank Rate ("LIBOR") plus a fixed spread dependent on the achievement of certain financial ratios. The agreement provides for a facility fee, also dependent on the achievement of certain financial ratios. The facility calls for the maintenance of certain financial conditions. The Company also has $23 million of unsecured and uncommitted multicurrency lines of credit available. These multicurrency facilities were established to meet any short-term working capital requirements for subsidiaries principally outside the United States. Peak borrowings under all financing arrangements were $1,845 million during fiscal 1996, and the weighted average interest rate for those borrowings was 6.5%. Peak borrowing under credit facilities during fiscal 1995 were $392 million and the weighted average interest rate for these borrowings was 5.3%. At March 31, 1996, approximately $1.4 billion was outstanding under these credit arrangements.

 In April 1996, the Company further restructured a portion of its debt by completing a $320 million private placement of debt. The private placement affords the Company several advantages including extending the maturity of its debt, locking in a favorable interest rate and broadening the Company's sources of liquidity.

 The Company's capital resource commitment as of March 31, 1996, consisted of lease obligations for office facilities, computer equipment, a mortgage obligation and amounts due resulting from the acquisition of products and companies. The Company intends to meet its capital resource requirements from its available funds. No significant commitments exist for future capital expenditures. See Notes 6 and 7 for details concerning commitments.

 The Company believes that the foregoing sources of liquidity, plus existing cash and marketable securities balances of $201 million as of March 31, 1996, are adequate for its foreseeable operating needs.

 The Company purchased approximately 750 thousand shares of its Common Stock under its open market repurchase program during fiscal 1996, bringing the total purchased under this program to approximately 24.5 million shares. An additional 13 million shares is authorized for repurchase. The Company had previously completed a 22.5 million share repurchase program, for a total of 47 million shares. All references to share amounts have been adjusted for the three-for-two stock split effective August 21, 1995.

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

                                PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) The Registrant's financial statements together with a separate table of contents are annexed hereto.
     (2) Financial Statement Schedules are listed in the separate table of contents annexed hereto.
     (3)  Exhibits



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

  4(e)       Amendment No. 1 dated May   Previously filed as Exhibit C to the
             17, 1995 to Rights          Company's Annual Report on Form 10-K
             Agreement dated as of June  for the fiscal year ended March 31,
             18, 1991.                   1995 (File No. 0-10180) and
                                         incorporated herein by reference.

 10(a)       1981 Incentive Stock Option Previously filed as Exhibit 10.5 to
             Plan.                       the Company's Registration Statement
                                         on Form S-1 (Registration 2-74618)
                                         and incorporated herein by
                                         reference.

 10(b)       1987 Non-Statutory Stock    Previously filed as Appendix C to
             Option Plan.                the Company's definitive Proxy
                                         Statement dated July 1, 1987 and
                                         incorporated herein by reference.

 10(c)       Amendment No. 1 to the 1987 Previously filed as Exhibit c to the
             Non-Statutory Stock Option  Company's Annual Report on Form 10-K
             Plan dated October 20,      for the fiscal year ended March 31,
             1993.                       1994 and incorporated herein by
                                          reference.

 10(d)       1991 Stock Incentive Plan,  Previously filed as Exhibit A to the
             as amended by Amendment     Company's definitive Proxy Statement
             No. 1 thereto.              dated July 11, 1991 and incorporated
                                         herein by reference.

 10(e)       Amendment No. 2 to the      Previously filed as Exhibit D to the
             1991 Stock Incentive Plan   Company's Annual Report on Form 10-K
             dated October 20, 1993.     for the fiscal year ended March 31,
                                         1994 and incorporated herein by
                                         reference.

 10(f)       Amendment No. 3 to the      Filed herewith.
             1991 Stock Incentive Plan
             date August 9, 1995.

 10(g) 1993 Stock Option Plan for Previously filed as Annex 1 to the for Non-Employee Directors. Company's definitive Proxy Statement dated July 7, 1993 and incorporated
                                         herein by reference.

 10(h)       Amendment No. 1 to the      Previously filed as Exhibit E to the
             1993 Stock Option Plan for  Company's Annual Report on Form 10-K
             Non-Employee Directors      for the fiscal year ended March 31,
             dated October 20, 1993.     1994 and incorporated herein by
                                         reference.


 REGULATION S-K
 EXHIBIT NUMBER
 --------------
 10(i)       1994 Annual Incentive       Previously filed as Exhibit A to the

             Compensation Plan.          Company's definitive Proxy Statement
                                         dated July 8, 1994 and incorporated
                                         herein by reference.

 10(j)       Amendment No. 1 to the      Previously filed as Exhibit A to the
             1994 Annual Incentive       Company's definitive Proxy Statement
             Compensation Plan dated     dated July 7, 1995 and incorporated
             August 9, 1995.             herein by reference.

 10(k)       1995 Key Employee Stock     Previously filed as Exhibit A to the
             Ownership Plan.             Company's definitive Proxy Statement
                                         dated July 7, 1995 and incorporated
                                         herein by reference.


 10(l)       Credit Agreement dated      Previously filed as an Exhibit 1
             June 24, 1995 among the     to the Company's Form 10-Q for the
             Company, various banks      fiscal quarter ended June 30, 1995
             and financial institutions  (File No. 0-10180) and incorporated
             and Credit Suisse, as       herein by reference.
             agent.

 10(m)       Note Purchase Agreement     Filed herewith.
             dated as of April 1, 1996.

 21          Subsidiaries of the         Filed herewith.
             Registrant.

 23          Consent of Ernst & Young    Filed herewith.
             LLP.


(b) Reports on Form 8-K.

  There were no current reports on Form 8-K filed during the fiscal quarter ended March 31, 1996.

(c) Exhibits: See Index to Exhibits.

(d)Financial Statement Schedules: The response to this portion of Item 14 is submitted as a separate section of this report.

 For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, as amended, the undersigned Registrant hereby undertakes as set forth in the following paragraph, which undertaking shall be incorporated by reference into Registrant's Registration Statements on Form S-8 Nos. 33-64377 (filed November 17, 1995), 33-53915 (filed May 31, 1994), 33-53572 (filed October
22, 1992), 33-34607 (filed April 27, 1990), 33-18322 (filed December 4,
1987), 33-20797 (filed December 19, 1988), 2-92355 (filed July 23, 1984),
2-87495 (filed October 28, 1983) and 2-79751 (filed October 6, 1982).

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

Dated: May 24, 1996

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

    /s/ IRVING GOLDSTEIN                                Director
  --------------------------
        Irving Goldstein

    /s/ RICHARD A. GRASSO                               Director
  --------------------------
        Richard A. Grasso

    /s/ EDWARD C. LORD                                  Director
  --------------------------
        Edward C. Lord, III

    /s/ SHIRLEY STRUM KENNY                             Director
  --------------------------
        Shirley Strum Kenny

Dated: May 24, 1996

         COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                             ISLANDIA, NEW YORK



                         ANNUAL REPORT ON FORM 10-K
                 ITEM 8, ITEM 14(a)(1) AND (2) AND ITEM 14(d)


                     LIST OF FINANCIAL STATEMENTS AND
                       FINANCIAL STATEMENT SCHEDULES


                         FINANCIAL STATEMENTS AND
                      FINANCIAL STATEMENT SCHEDULES


                        YEAR ENDED MARCH 31, 1996


                                                      Page

 The following consolidated financial statements of Computer Associates International, Inc. and subsidiaries are included in Item 8:

Report of Independent Auditors                            18

Consolidated Statements of Operations--Years Ended
 March 31, 1996, 1995 and 1994                            19

Consolidated Balance Sheets-March 31, 1996 and 1995       20

Consolidated Statements of Stockholders' Equity--
 Years Ended March 31, 1996, 1995 and 1994                22

Consolidated Statements of Cash Flows--Years
 Ended March 31, 1996, 1995 and 1994                      23

Notes to Consolidated Financial Statements                24

 The following consolidated financial statement schedule of Computer Associates International, Inc.
and subsidiaries is included in Item 14(d):

Schedule II--Valuation and Qualifying Accounts           34



All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                      REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Computer Associates International, Inc.

 We have audited the accompanying consolidated balance sheets of Computer Associates International, Inc. and subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Computer Associates International, Inc. and subsidiaries at March 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                               ERNST & YOUNG LLP
New York, New York
May 24, 1996


           COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Year Ended March 31,
                                             1996        1995       1994
                                             ----        ----       ----
                            (Dollars in thousands, except per share amounts)
Product revenue and other related income   $2,775,261  $1,903,349  $1,455,675
Maintenance fees                              729,368     719,643     692,795
                                            ---------   ---------   ---------
                           TOTAL REVENUE    3,504,629   2,622,992   2,148,470

Costs and Expenses:
 Selling, marketing and administrative      1,367,301   1,051,096   1,000,682
 Product development and enhancements         285,404     232,785     211,273
 Commissions and royalties                    174,116     127,436     101,410
 Depreciation and amortization                404,326     257,699     206,317
 Interest expense, net                         70,813       8,057       1,816
 Purchased research and development         1,303,280     249,300
                                            ---------   ---------   ---------
                TOTAL COSTS AND EXPENSES    3,605,240   1,926,373   1,521,498

(Loss) income before income taxes            (100,611)    696,619     626,972
Income taxes (benefit)                        (44,257)    264,715     225,710
                                            ---------   ---------   ---------
                       NET (LOSS) INCOME   $  (56,354) $  431,904  $  401,262
                                            =========   =========   =========

      NET (LOSS) INCOME PER COMMON SHARE   $    (.23)  $    1.71   $     1.56
                                            =========   =========   =========

Weighted average common shares
  used in computation                        241,512     252,057*    257,142*

*Share amounts adjusted for three-for-two stock split effective August 21, 1995.

See Notes to Consolidated Financial Statements.


          COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                                         March 31,
ASSETS                                            1996               1995
                                                  ----               ----
                                                (Dollars in thousands)
CURRENT ASSETS
 Cash and cash equivalents                 $      96,539        $   116,579
 Marketable securities                           104,674            184,643
 Trade and installment accounts receivable     1,181,948            787,684
 Other current assets                             64,559             58,660
                                               ---------          ---------
                       TOTAL CURRENT ASSETS    1,447,720          1,147,566

INSTALLMENT ACCOUNTS RECEIVABLE,
 due after one year                            1,700,766          1,045,798

PROPERTY AND EQUIPMENT
 Land and buildings                              316,776            258,441
 Equipment, furniture and improvements           403,636            341,804
                                               ---------          ---------
                                                 720,412            600,245
Allowance for depreciation and amortization      300,072            256,292
                                               ---------          ---------
               TOTAL PROPERTY AND EQUIPMENT      420,340            343,953


PURCHASED SOFTWARE PRODUCTS, net of accumulated
 amortization of $786,472 and $487,164           580,173            342,999

EXCESS OF COST OVER NET ASSETS ACQUIRED, net of
 accumulated amortization of $83,830
 and $48,603                                     785,830            300,268

OTHER ASSETS                                      81,137             88,844
                                               ---------          ---------
                               TOTAL ASSETS   $5,015,966         $3,269,428
                                               =========          =========

See Notes to Consolidated Financial Statements.


        COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS


                                                        March 31,
LIABILITIES AND STOCKHOLDERS' EQUITY              1996             1995
                                                  ----             ----
                                               (Dollars in thousands)
CURRENT LIABILITIES
 Loans payable and current portion
  of long-term debt                           $  499,353      $   243,275
 Accounts payable                                101,429           86,475
 Salaries, wages and commissions                 119,046           89,035
 Accrued expenses and other liabilities          340,397          157,410
 Taxes, other than income taxes                   65,457           51,172
 Federal, state and foreign income taxes
  payable                                        228,700          113,972
 Deferred income taxes                           147,095          106,554
                                               ---------        ---------
                TOTAL CURRENT LIABILITIES      1,501,477          847,893

LONG-TERM DEBT, net of current portion           944,506           50,489

DEFERRED INCOME TAXES                            721,445          460,838

DEFERRED MAINTENANCE REVENUE                     366,876          332,083

STOCKHOLDERS' EQUITY
 Common Stock, $.10 par value, 500,000,000
 shares authorized, 280,411,290* shares
 issued                                           28,041           28,041
 Additional paid-in capital                      516,651          514,251
 Retained earnings                             1,426,306        1,515,677
 Equity adjustment                                41,397           57,313
 Treasury stock, at cost--38,203,519
 shares for 1996 and 40,205,113* shares
 for 1995                                     (  530,733)        (537,157)
                                               ---------        ---------

                TOTAL STOCKHOLDERS' EQUITY     1,481,662        1,578,125
                                               ---------        ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $5,015,966       $3,269,428
                                               =========        =========

*Share amounts adjusted for three-for-two stock split effective
 August 21,1995.

See Notes to Consolidated Financial Statements.


        COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                           Additional                                           Total
                                  Common    Paid-In     Retained     Equity    Treasury     Stockholders'
                                  Stock(2)  Capital(2)  Earnings   Adjustment    Stock         Equity
                                  --------  ----------  --------   ----------  --------     ------------
                                                         (Dollars in
thousands)
Balance at March 31, 1993        $ 28,031  $ 505,727    $ 737,915   $ (8,564)  $ (208,579)    $ 1,054,530
 Net income                                               401,262                                 401,262
 Dividends declared
  ($.093 per share)(2)                                    (23,202)                                (23,202)
 Exercise of Common Stock
  options and other                    10       (352)                              13,843          13,501
 401(k) discretionary contribution             4,369                                5,025           9,394
 Translation adjustment
  in 1994                                                             (8,293)                      (8,293)
 Net change attributable to
   unrealized gain on
   marketable  securities                                                640                          640
 Purchases of treasury
  stock                                                                          (204,699)       (204,699)
                                 --------   --------    ---------   ---------    ---------      ---------
Balance at March 31, 1994          28,041    509,744    1,115,975    (16,217)    (394,410)      1,243,133
 Net income                                               431,904                                 431,904
 Dividends declared
  ($.133 per share)(2)                                    (32,202)                                (32,202)
 Exercise of Common Stock
  options and other                           (1,306)                              23,150          21,844
 401(k) discretionary contribution             5,813                                7,386          13,199
 Translation adjustment
  in 1995                                                             76,030                       76,030
 Net change attributable to
  unrealized loss on marketable
  securities                                                          (2,500)                     (2,500)
Purchases of treasury
  stock                                                                          (173,283)       (173,283)
                                 --------   --------    ---------   ---------    ---------      ---------
Balance at March 31, 1995         28,041     514,251    1,515,677     57,313     (537,157)      1,578,125
 Net loss                                                 (56,354)                                (56,354)
 Dividends declared
  ($.137 per share)(2)                                    (33,017)                                (33,017)
 Exercise of Common Stock
  options and other                           (7,450)                  6,765       32,218          31,533
 401(k) discretionary contribution             9,850                                5,116          14,966
 Translation adjustment
  in 1996                                                            (25,001)                     (25,001)
 Net change attributable to
  unrealized gain on marketable
  securities                                                           2,320                        2,320
Purchases of treasury
  stock                                                                          ( 30,910)        (30,910)
                                 --------   --------    ---------   ---------    ---------      ---------
Balance at March 31, 1996        $28,041    $516,651   $1,426,306   $41,397(1) $ (530,733)     $1,481,662
                                 ========   ========    =========   =========    =========      =========

(1) Represents foreign currency translation adjustment of $34,172,000, unrealized gain on marketable securities of $460,000 and $6,765,000 of restricted stock.

(2) Share amount adjusted for three-for-two stock split effective August 21, 1995.

See Notes to Consolidated Financial Statements.


              COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                       Consolidated Statements of Cash Flows


                                                    Year Ended March 31,
                                                  1996       1995       1994
                                                  ----       ----       ----

                                                   (Dollars in thousands)
OPERATING ACTIVITIES:
 Net (loss) income                          $    (56,354) $  431,904 $ 401,262
 Adjustments to reconcile net (loss)
 income to net cash provided
 by operating activities:
  Depreciation and amortization                  404,326     257,699   206,317
  Provision for deferred income
   taxes (benefit)                              (290,070)     41,669    60,469
  Charge for purchased research and
   development                                 1,303,280     249,300
  Increase in noncurrent installment
   accounts receivable, net                     (590,407)   (357,103) (226,785)
  Increase (decrease) in deferred
   maintenance revenue                            36,990      (5,352)   (8,064)
  Foreign currency transaction (gain)
   loss--before taxes                             (1,799)      1,131    10,421
  Changes in other operating assets
   and liabilities, net of effects of
   acquisitions:
    Increase in trade and installment
     receivables                                (262,292)    (59,250)  (30,357)
    Other changes in operating assets
     and liabilities                              75,684     (70,628)   66,950
                                               ---------    --------  --------
    NET CASH PROVIDED BY OPERATING ACTIVITIES    619,358     489,370   480,213

INVESTING ACTIVITIES:
 Acquisitions, primarily purchased software,
  marketing rights and intangibles            (1,787,308)   (430,675)   (3,923)
 Purchases of property and equipment             (21,296)    (35,370)  (28,637)
 Purchases of marketable securities              (54,067)   (145,796) (169,476)
 Sales of marketable securities                  136,356     193,724    96,405
 Increase in capitalized development costs
 and other                                       (15,768)    (15,552)  (15,471)
                                               ---------    --------  --------
    NET CASH USED IN INVESTING ACTIVITIES     (1,742,083)   (433,669) (121,102)

FINANCING ACTIVITIES:
 Dividends                                       (33,017)    (32,202)  (23,202)
 Purchases of treasury stock                     (30,910)   (173,283) (204,699)
 Proceeds from borrowings                      1,720,000     522,000   181,676
 Repayments of borrowings                       (569,905)   (417,404) (264,225)
 Exercise of common stock options and other       21,110      15,891    11,611
  NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                   ---------    --------  --------
                                               1,107,278     (84,998) (298,839)

(DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS BEFORE EFFECT OF EXCHANGE
RATE CHANGES ON CASH                             (15,447)    (29,297)   60,272
Effect of exchange rate changes on cash           (4,593)     12,749    (6,628)
                                               ---------    --------  --------
(DECREASE)INCREASE IN CASH AND
 CASH EQUIVALENTS                                (20,040)    (16,548)   53,644

CASH AND CASH EQUIVALENTS--BEGINNING OF YEAR     116,579     133,127    79,483
                                               ---------    --------  --------
CASH AND CASH EQUIVALENTS--END OF YEAR       $    96,539 $   116,579 $ 133,127
                                               =========   =========  ========

See Notes to Consolidated Financial Statements.


          COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 -- Significant Accounting Policies

Description of Business: Computer Associates Intenational, Inc. and subsidiaries (the "Company") designs, develops, markets and supports a wide range of integrated computer software products.

Principles of Consolidation: Significant intercompany items and transactions have been eliminated in consolidation. The Company has various investments which it accounts for under the equity method of accounting. These investments are not significant either individually or when considered collectively. The Company's net gain or loss for such investments is reflected in selling, marketing and administrative expense.

Reclassifications: Certain amounts in the 1995 Consolidated Balance Sheet and 1995 and 1994 Consolidated Statements of Cash Flows have been reclassified to conform with the 1996 presentation.

Basis of Revenue Recognition: Product license fee revenue is recognized after both acceptance by the client and delivery of the product. Maintenance revenue, whether bundled with product license or priced separately, is recognized ratably over the maintenance period. Accounts receivable resulting from product sales with extended payment terms are discounted to present value using the rate which approximates the Company's cost of funds. The amounts of the discount credited to operations for the years ended March 31, 1996, 1995 and 1994 were $215,338,000, $160,986,000 and $121,200,000, respectively.

Marketable Securities: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

The Company has evaluated its investment policies consistent with Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FASB 115"), and determined that all of its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders' Equity under the caption Equity Adjustment. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

Property and Equipment: Land, buildings, equipment, furniture, and improvements are stated at cost. Depreciation and amortization are provided over the estimated useful lives of the assets by the straight-line method.

Intangibles: Excess of costs over net assets acquired is being amortized by the straight-line method over 20 years. Cost of purchased software and acquired rights to market software products, and software development costs (costs incurred after development of a working model or a detailed program design) are capitalized and amortized by the straight-line method over five years or based on the product's useful economic life, commencing with product release. During fiscal year 1994, approximately $17 million was charged to depreciation and amortization expense as a result of a reassessment of the current carrying value of certain of the Company's purchased software products. Unamortized capitalized development costs included in other assets at March 31, 1996 and 1995 were $52,991,000 and $55,713,000, respectively.
Amortization of capitalized development costs was $18,509,000, $21,986,000 and $14,502,000 for the fiscal years ended March 31, 1996, 1995 and 1994, respectively.

Net income per Share: Net income per share of Common Stock is computed by dividing net income by the weighted average number of common shares and any dilutive common share equivalents outstanding. Fully diluted net income per share for fiscal 1996, 1995 and 1994 is not materially different from net income per share. The number of common shares used for computing net loss per common share in fiscal 1996 does not include any common share equivalents because the effect would have been antidilutive. Share and per share amounts have been adjusted to reflect a three-for-two stock split effective
August 21, 1995.

               COMPUTER ASSOCIATES INTERNATIONAL, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

Note 1--Significant Accounting Policies (continued)

Statement of Cash Flows: Interest payments for the years ended March 31, 1996, 1995 and 1994 were $75,689,000, $22,589,000 and $13,190,000, respectively. Income taxes paid for these fiscal years were $143,607,000, $227,184,000 and $139,260,000, respectively.

Translation of Foreign Currencies: In translating financial statements of foreign subsidiaries, all assets and liabilities are translated using the exchange rate in effect at the balance sheet date. All revenue, costs and expenses are translated using an average exchange rate. Net income (loss) includes exchange gains (losses) of approximately $1,124,000 in 1996, ($701,000) in 1995 and ($6,669,000) in 1994.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

Stock Plans: The Company accounts for its stock-based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued To Employees" ("APB 25"). In 1995, Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("FASB 123") was issued whereby companies may elect to account for stock-based compensation using a fair-value-based method or continue measuring compensation expense using the intrinsic value method prescribed in APB 25. FASB 123 requires that companies electing to continue to use the intrinsic value method make pro forma disclosure of net income and net income per share as if the fair-value-based method of accounting has been applied. The Company will adopt FASB 123 during the year ended March 31, 1997. Since the Company anticipates continuing to account for stock-based compensation using the intrinsic value method, FASB 123 will not impact its operating results or financial position.

Note 2 -- Acquisitions

On August 1, 1995, the Company acquired 98% of the issued and outstanding shares of common stock of Legent Corporation ("Legent"), and on November 6, 1995 merged Legent into one of its wholly owned subsidiaries. The aggregate purchase price of approximately $1.8 billion was funded from drawings under the Company's $2 billion credit agreement dated as of July 24, 1995. Legent was engaged in the design, development, marketing, and support of a broad range of computer software products for the management of information systems used to manage mainframe, midrange, server, workstation and PC systems deployed throughout a business enterprise. The acquisition was accounted for as a purchase. The results of Legent's operations have been combined with those of the Company since the date of acquisition.

The Company recorded an $808 million after-tax charge against earnings for the write-off of purchased Legent research and development technology that had not reached the working model stage and has no alternative future use. Had this charge not been taken, net income for the fiscal year ended March 31, 1996 would have been $752 million, or $2.98 per share.


On June 22, 1994, the Company acquired 98% of the issued and outstanding Common Stock of The ASK Group, Inc. ("ASK"), and on September 20, 1994, merged ASK into one of its wholly owned subsidiaries. The aggregate cost of acquiring the Common Stock of ASK was approximately $315 million. The purchase price was provided from existing cash balances and from a revolving credit agreement with a group of banks. ASK was primarily in the business of developing, marketing and selling computer-based relational database management systems, data access and connectivity products, manufacturing and financial software application tools and providing related consulting and support services. The acquisition was accounted for as a purchase. The results of ASK's operations have been combined with those of the Company since the date of acquisition.

In conjunction with the purchase of ASK, the Company recorded an after-tax charge against earnings of $154 million relating to the write-off of purchased research and development technology that had not reached the working model stage and has no alternative future use. Had this charge not been taken, net income for the fiscal year ended March 31, 1995 would have been $586 million, or $2.33 per share.

               COMPUTER ASSOCIATES INTERNATIONAL, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

Note 2--Acquisitions (continued)

The following table reflects pro forma combined results of operations of the Company, ASK and Legent on the basis that the acquisition of ASK had taken place at the beginning of fiscal year 1995 and the aquisition of Legent had taken place at the beginning of the fiscal year for each of the periods presented. The after-tax charges in fiscal years 1996 and 1995 of $808 million and $154 million, respectively, were recorded at the beginning of the fiscal year for each of the periods presented:

                                       Year Ended March 31,
                                      1996             1995
                                      ----             ----
                           (Amounts in thousands, except per share amounts)
Revenue                            $ 3,623,148      $ 3,064,462
Net loss                              (259,647)        (571,005)
Net loss per Common Share          $     (1.08)     $     (2.36)
Shares used in computation             241,512          241,440*


The following table reflects pro forma combined results of operations of the Company, ASK and Legent on the basis that the acquisition of ASK had taken place at the beginning of fiscal year 1995 and the aquisition of Legent had taken place at the beginning of the fiscal year for each of the periods presented and excludes the effect of the after-tax charges of $154 million for ASK and $808 million for Legent:


                                      Year Ended March 31,
                                      1996             1995
                                      ----             ----
                           (Amounts in thousands, except per share amounts)
Revenue                             $3,623,148       $3,064,462
Net income                             702,953          391,595
Net income per Common Share         $     2.79       $     1.55
Shares used in computation             252,247          252,057*


In management's opinion, the pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of fiscal year 1995 or of future operations of the combined companies under the ownership and operation of the Company.

*Adjusted for three-for-two stock split effective August 21, 1995.

               COMPUTER ASSOCIATES INTERNATIONAL, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

Note 3--Investments

The following is a summary of cash equivalents and marketable securities classified as "available-for-sale" securities as required by FASB 115:

                                            Gross       Gross     Estimated
                                          Unrealized  Unrealized     Fair
                                  Cost      Gains       Losses       Value
                                 ------    -------     --------    ---------
                                          (Dollars in thousands)
March 31, 1996:
Debt securities                 $ 104,214       $489     $   29   $104,674
                                 ========      =====      ======   =======
March 31, 1995:
U.S. corporate debt securities  $   1,012                $    7     $1,005
Other debt securities             185,491       $225      2,078    183,638
                                 --------      -----      -----    -------
Total debt securities           $ 186,503       $225     $2,085   $184,643
                                 ========      =====      ======   =======

For years ended March 31, 1996 and 1995, no debt securities were deemed to be Cash and Cash Equivalents.


The gross realized gains on sales of available-for-sale securities totaled $823,000, $14,000 and $67,00 for the periods ended March 31, 1996, 1995 and
1994, respectively. The gross realized losses totaled $248,000, $1,601,000 and $27,000 for the periods ended March 31, 1996, 1995 and 1994, respectively. The net adjustment for unrealized holding gains and losses included in stockholders' equity was a net gain of $460,000 at March 31, 1996 and a net loss of $1,860,000 at March 31, 1995.

The amortized cost and estimated fair value of debt securities at March 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                               March 31, 1996
                                                        Estimated
                                                          Fair
                                               Cost       Value

Available-for-Sale:                        (Dollars in thousands)
Due in one year or less                      $31,021      $31,129
Due one through three years                   73,193       73,545
                                             -------      -------
                                            $104,214     $104,674
                                             =======      =======


       COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


Note 4--Geographic Area Information and Foreign Operations

                                 United States    Foreign (a)   Eliminations   Total
                                 -------------    ----------    ------------   -----
                                                    (Dollars in thousands)

March 31, 1996:
 Revenue:
  To unaffiliated customers      $1,678,075       $1,826,554                   $3,504,629
  Between geographic areas (b)      403,014                       $(403,014)
                                  ---------        ---------       ---------    ---------
                  Total Revenue   2,081,089        1,826,554       (403,014)    3,504,629


Net (loss) income                  (281,087)         224,733                      (56,354)
Identifiable assets               3,708,855        1,897,360       (590,249)    5,015,966
                                  ---------        ---------       ---------    ---------
Total liabilities                 2,767,171        1,357,382       (590,249)    3,534,304


March 31, 1995:
 Revenue:
  To unaffiliated customers      $1,262,750       $1,360,242                   $2,622,992
  Between geographic areas (b)      289,933                       $(289,933)
                                  ---------        ---------       ---------    ---------
                  Total Revenue   1,552,683        1,360,242       (289,933)    2,622,992


Net income                         276,653           155,251                      431,904
Identifiable assets              2,304,974         1,470,069       (505,615)    3,269,428
Total liabilities                1,124,131         1,072,787       (505,615)    1,691,303

March 31, 1994:
 Revenue:
  To unaffiliated customers     $1,089,549        $1,058,921                   $2,148,470
  Between geographic areas (b)     223,906                        $(223,906)
                                  ---------        ---------       ---------    ---------
                  Total Revenue  1,313,455         1,058,921       (223,906)    2,148,470

 Net income                        293,261           108,001                      401,262
 Identifiable assets             1,870,566           997,204       (376,165)    2,491,605
 Total liabilities                 878,749           745,888       (376,165)    1,248,472

(a)  The Company operates wholly owned subsidiaries in 37 foreign countries, including Canada, Middle East,
     Europe(19), South America (6) and the Pacific Rim (10).


(b)  Represents royalties from foreign subsidiaries generally determined as a percentage of certain amounts invoiced to customers.

For the years ended March 31, 1996, 1995 and 1994, $38,506,000, $43,467,000 and $42,578,000, respectively, of export sales to unaffiliated customers are included in United States revenue.


               COMPUTER ASSOCIATES INTERNATIONAL, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

Note 5 -- Trade and Installment Accounts Receivable

Trade and installment accounts receivable consist of the following:

                                                        March 31,
                                                   1996          1995
                                                   ----          ----
                                                  (Dollars in thousands)
Current receivables                             $1,809,053    $1,285,894
Less: Allowance for uncollectible amounts         (159,941)     (160,531)
     Unamortized discount and maintenance fees    (467,164)     (337,679)
                                                 ---------     ---------
                                                $1,181,948    $  787,684
                                                 =========     =========

Non-current receivables                         $2,705,331    $1,666,938
Less: Allowance for uncollectible amounts          (22,050)     (22,050)
     Unamortized discount and maintenance fees    (982,515)    (599,090)
                                                 ---------     ---------
                                                $1,700,766   $1,045,798
                                                 =========     =========

The provisions for uncollectible amounts for the years ended March 31, 1996, 1995 and 1994 were $70,912,000, $88,549,000 and $90,068,000, respectively, and are included in selling, marketing and administrative expenses.

Note 6--Debt

In fiscal year 1996, the Company negotiated a $2 billion unsecured 5-year reducing revolving credit facility with a group of banks, primarily to finance the purchase of Legent. The credit facility provides for reducing annual commitments of $250 million on each anniversary, maintenance of certain financial ratios and restrictions on the amount of cash dividends that may be declared. Interest and commitment fees under the facility are generally at the prevailing London interbank rate ("LIBOR") plus a spread dependent on the Company's achievement of certain ratios. At March 31, 1996, the Company was paying interest at 6%. The amount outstanding under this credit facility at March 31, 1996 was $1,390 million of which $495 million is characterized as current based on the Company's anticipated repayments for the twelve months ended March 31, 1997. The balance of $895 million has been classified as long-term debt.

In fiscal year 1995, the Company had a $500 million unsecured credit facility with a group of banks that was renewable annually. This facility has been superseded by the $2 billion facility above. At March 31, 1995, $240 million was outstanding under this facility.

Unsecured and uncommitted multicurrency credit facilities of $23 million are also available to meet any short-term working capital requirements and can be drawn upon, up to a predefined limit, by most subsidiaries. Under these multicurrency facilities, approximately $3 million was drawn at March 31, 1996. No amounts were drawn at March 31, 1995.

The Company also has various other debt obligations outstanding at March 31, 1996 and 1995. These fixed rate debt obligations carry annual interest rates ranging from 6% to 7 1/2%.

               COMPUTER ASSOCIATES INTERNATIONAL, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

Note 6--Debt (continued)

During April 1996, the Company completed the private placement of $320 million of unsecured senior debt due 2003. The debt has a fixed rate of interest of 6.77%. Proceeds from this private placement were used to repay outstanding amounts under the $2 billion credit facility. The private placement enabled the Company to extend the maturity of its debt, commit to a fixed rate of interest and broaden the Company's sources of liquidity.

The Company conducts an ongoing review of its debt balances as part of its risk management strategy. To date, the Company has not entered into any form of derivative transactions related to its debt instruments. The fair market value of long-term debt approximates its carrying value.

The maturities of long-term debt outstanding for the five fiscal years noted after consideration of the April 1996 private placement discussed above are as follows: 1997--$499,353,000; 1998--$500,105,000; 1999--$84,431,000;
2000--$69,045,000; and 2001--$69,084,000.

Interest expense for the years ended March 31, 1996, 1995 and 1994 was $80,593,000, $23,592,000 and $13,145,000, respectively, and is netted with interest income.


Note 7-- Commitments and Contingencies

The Company leases real estate and certain data processing and other equipment with lease terms expiring through 2020. The leases are operating leases and generally provide for renewal options and additional rental based on escalation in operating expenses and real estate taxes. The Company has no material capital leases.

Rental expense under operating leases for the years ended March 31, 1996, 1995 and 1994 was $165,493,000, $108,406,000 and $89,829,000, respectively.
Future minimum lease payments are: 1997--$99,263,000; 1998--$72,712,000;
1999--$48,390,000; 2000--$39,463,000; 2001--$32,488,000; and thereafter--
$88,071,000.

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of marketable securities and accounts receivable. The Company's marketable securities consist primarily of high quality debt securities with limited exposure to any single instrument. The Company's accounts receivable balances have limited exposure to concentration of credit risk due to the diverse client base and geographic areas covered by operations.

The Company, various subsidiaries and certain current and former officers have been named as defendants in various claims and lawsuits arising in the normal course of business. The Company believes that the facts do not support the plaintiffs' claims and intends to vigorously contest each of them.

Note 8--Income Taxes

The amounts of income (loss) before income taxes attributable to domestic and foreign operations are as follows:

                                          Year Ended March 31,
                                      1996        1995        1994
                                      ----        ----        ----
                                        (Dollars in thousands)
Domestic                           $(464,066)   $429,439    $453,647
Foreign                              363,455     267,180     173,325
                                    ---------    -------     -------
                                   $(100,611)   $696,619    $626,972
                                    =========    =======     =======

               COMPUTER ASSOCIATES INTERNATIONAL, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued



Note 8--Income Taxes (continued)

The provision for income taxes (benefit)  consists of the following:


                                         Year Ended March 31,
                                       1996       1995       1994
                                       ----       ----       ----
                                        (Dollars in thousands)
Current:
 Federal                             $160,145   $166,402   $123,897
 State                                 29,832     23,204     16,523
 Foreign                               55,836     33,440     24,821
                                      -------    -------    -------
                                      245,813    223,046    165,241
                                      =======    =======    =======
Deferred:
 Federal                             (337,201)   (46,810)    14,049
 State                                (35,755)     9,990      5,917
 Foreign                               82,886     78,489     40,503
                                      -------    -------    -------
                                     (290,070)    41,669     60,469
                                      =======    =======    =======

Total:
 Federal                             (177,056)   119,592    137,946
 State                                 (5,923)    33,194     22,440
 Foreign                              138,722    111,929     65,324
                                      -------    -------    -------

                                     $(44,257)  $264,715   $225,710
                                      =======    =======    =======

Under Financial Accounting Standards Board Statement No. 109, deferred income taxes have been provided for the differences between financial statement and tax basis of assets and liabilities. The cumulative impact of temporary differences, primarily due to the modified accrual basis (approximately 88% in 1996 and 85% in 1995 of total deferred income taxes), purchase accounting adjustments (approximately 16% in 1996 and 15% in 1995), net capitalized development costs (approximately 2% in 1996 and 3% in 1995) and receivable reserves (a deferred tax asset of approximately 4% in 1996 and 6% in 1995) is shown on the Consolidated Balance Sheets under the captions "Deferred Income Taxes."

The provision for income taxes (benefit) is reconciled to the tax provision computed at the federal statutory rate as follows:

                                            Year Ended March 31,
                                         1996       1995        1994
                                         ----       ----        ----
                                           (Dollars in thousands)
Statutory rate                          $(35,214)  $243,817    $219,440
State taxes, net of federal tax effect    (3,850)    21,576      14,586
Other, net                                (5,193)      (678)     (8,316)
                                         --------   --------    -------
                                        $(44,257)  $264,715    $225,710
                                         ========   ========    =======

               COMPUTER ASSOCIATES INTERNATIONAL, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued


Note 9--Stock Plans

The Company has a 1981 Incentive Stock Option Plan (the "1981 Plan") pursuant to which options to purchase up to 12,000,000 shares of Common Stock of the Company were available for grant to employees (including officers of the Company). The 1981 Plan expired on October 23, 1991. Therefore, from and after that date no new options can be granted under the 1981 Plan. Pursuant to the 1981 Plan, the exercise price could not be less than the fair market value of each share at the date of grant. The option period could not exceed ten years. Options granted thereunder may be exercised in annual increments commencing one year after the date of grant and become fully exercisable after the expiration of five years. Options for 894,518 of the 1,209,286 options which are outstanding under the 1981 Plan were exercisable at March 31, 1996 at $2.92-$9.21 per share.

The Company has a 1987 Non-Statutory Stock Option Plan (the "1987 Plan") pursuant to which options to purchase up to 7,500,000 shares of Common Stock of the Company may be granted to select salaried officers and key employees of the Company. Pursuant to the 1987 Plan the exercise price shall not be less than the fair market value of each share at the date of the grant. The option period shall not exceed twelve years. Each option may be exercised only in accordance with a vesting schedule established by the Company's Stock Option and Compensation Committee. As of March 31, 1996, 13,500 shares of the Company's Common Stock were available for future grants. 4,779,750 of the 5,847,375 options which are outstanding under the 1987 Plan were exercisable as of that date. These options are exercisable at $5.00 - $9.59 per share.

The Company's 1991 Stock Incentive Plan (the "1991 Plan") provides that stock appreciation rights and/or options, both qualified and non-statutory, to purchase up to 30,000,000 shares of Common Stock of the Company may be granted to employees (including officers of the Company) under conditions similar to the 1981 Plan. As of March 31, 1996, no stock appreciation rights have been granted under this plan and 13,362,965 options have been granted. 868,169 of the 11,213,928 options which are outstanding under the 1991 Plan were exercisable at that date. These options are exercisable at $7.50- $43.50 per share.

The 1993 Stock Option Plan for Non-Employee Directors (the "1993 Plan") provides for non-statutory options to purchase up to a total of 150,000 shares of Common Stock of the Company to be available for grant to each member of the Board of Directors who is not otherwise an employee of the Company. Pursuant to the 1993 Plan, the exercise price shall be the fair market value of the shares covered by the option at the date of grant. The option period shall not exceed ten years and each option may be exercised in whole or in part on the first anniversary date of its grant. As of March 31, 1996, 42,000 options have been granted under this plan. 21,000 of the 36,000 options which are outstanding under the 1993 Plan were exercisable as of that date. These options are exercisable at $17.08 - $49.50 per share.
The following table summarizes the activity under these plans:


                                          Option       Shares Under
                                          Prices          Option
                                         --------       ------------
Outstanding at March 31, 1993           $  .44 - $ 9.59  13,964,968

Granted                                 $14.58 - $17.08   3,401,730
Exercised                               $ 1.38 - $ 9.59  (1,580,826)
Terminated                              $  .44 - $ 9.59    (259,411)
Outstanding at March 31, 1994           $ 1.38 - $17.08  15,526,461

Granted                                 $20.42 - $35.42   4,065,000
Exercised                               $ 1.38 - $17.08  (1,876,440)
Terminated                              $ 2.14 - $17.08    (458,617)
Outstanding at March 31, 1995           $ 1.88 - $35.42  17,256,404

Granted                                 $43.50 - $49.50   4,140,000
Exercised                               $ 1.88 - $35.42  (2,265,198)
Terminated                              $ 2.92 - $35.42    (824,617)
Outstanding at March 31, 1996           $ 2.92 - $49.50  18,306,589


               COMPUTER ASSOCIATES INTERNATIONAL, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

Note 9--Stock Plans (Continued)

Under the 1995 Key Employee Stock Ownership Plan (the "1995 Plan") the Stock Option and Compensation Committee of the Board of Directors (the "Committee") is authorized to grant, subject to the attainment of certain common stock price objectives, up to 9,000,000 shares of the Company's restricted common stock to three key executives. The Committee has initially reserved 3,000,000 shares of common stock (the "Initial Grant") and may grant up to an additional 6,000,000 shares (the "Additional Grants") based on the price per share of the common stock achieving target levels. At March 31, 1996, an additional 2,400,000 shares may be reserved due to the achievement of certain target prices. The Initial Grant and Additional Grants are non-transferable, are subject to risk of forfeiture through March 31, 2000 and are further subject to significant limitations on transfer during the seven years following vesting. In January 1996, 600,000 shares of Common Stock reserved under the Initial Grant vested, subject to the continued employment of the key executives, and accordingly, the Company began accruing compensation expense over the employment period ending March 31, 2000.

All references to the number of shares under option and option prices have been adjusted to reflect a three-for-two stock split effective August 21, 1995.

Note 10--Profit Sharing Plan

The Company maintains a profit sharing plan, the Computer Associates Savings Harvest Plan ("CASH Plan"), for the benefit of employees of the Company. The CASH Plan is intended to be a qualified plan under Section 401(a) of the Internal Revenue Code of 1986 (the "Code") and contains a qualified cash or deferred arrangement as described under Section 401(k) of the Code. Pursuant to the CASH Plan, eligible participants may elect to contribute a percentage of their annual gross salary. Matching contributions to the CASH Plan for the years ended March 31, 1996, 1995 and 1994 were $4,543,000, $3,873,000 and
$3,738,000, respectively. In addition, the Company may make discretionary contributions to the CASH Plan. Discretionary contributions to the CASH Plan for the years ended March 31, 1996, 1995 and 1994 were $16,529,000, $16,107,000 and $13,953,000, respectively.

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


                           SCHEDULE II

              COMPUTER ASSOCIATES INTERNATIONAL, INC.
                        AND SUBSIDIARIES
               VALUATION AND QUALIFYING ACCOUNTS


                                        Additions
                           Balance at   charged to   Charged                        Balance
                           beginning    costs and    to other                       at end
Description                of period    expenses     accounts (a)  Deductions(b)   of period
- - ------------               ---------    ---------    -----------   -------------   ----------


                           (Dollars in thousands)
Reserves and allowances
 deducted from assets to
 which they apply:

Allowance for uncollectible amounts
Year ended March 31, 1996    $182,581     $70,912      $4,832         $76,334       $181,991

Year ended March 31, 1995    $146,381     $88,549      $7,336         $59,685       $182,581

Year ended March 31, 1994    $149,525     $90,068                     $93,212       $146,381

(a) Reserves of acquired companies.

(b) Write-offs of amounts against allowance provided.




                 INDEX TO EXHIBITS


Regulation S-K                            Exhibit to
Exhibit Number                            this Report
- - --------------                            ------------
21       Subsidiaries of the Registrant     Exhibit A

23       Consent of Ernst & Young LLP       Exhibit B

10(f)    Amendment No. 3 to the 1991        Exhibit C
         Stock 1991 Incentive Plan dated
         August 9, 1995.

10(m)    Note Purchase Agreement dated      Exhibit D
         of April 1, 1996.

