Form 10-Q
period 1996-06-30
COMPUTER ASSOCIATES INTERNATIONAL INC
filed 1996-08-01
CIK 356028

UNITED STATES
		SECURITIES AND EXCHANGE COMMISSION
			WASHINGTON, D.C. 20549
				FORM 10-Q

 X  Quarterly Report Pursuant to Section 13 or 15(d)
	of the Securities Exchange Act of 1934
    For the quarterly period ended June 30, 1996
				or
    Transition Report Pursuant to Section 13 or 15(d)
	of the Securities Exchange Act of 1934
 For the transition period ended from _____ to _____

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

	Yes  X                                   No

		APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

	Title of Class                      Shares Outstanding
       Common Stock                      as of July 30, 1996
 par value $.10 per share                    364,221,855

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES



					INDEX

PART I.  Financial Information:                    	 Page No.

Item 1.  Consolidated Condensed Balance Sheets -
		June 30, 1996 and March 31, 1996			1

	   Consolidated Statements of Income -
		Three Months Ended June 30, 1996 and 1995       2

	   Consolidated Condensed Statements of Cash Flows
		Three Months Ended June 30, 1996 and 1995		3

         Notes to Consolidated Condensed Financial
	      Statements							4

Item 2.  Management's Discussion and Analysis of
		Financial Condition and Results of Operations	7

PART II. Other Information:


Item 6.  Exhibits and Reports on Form 8-K		           10


Item 1:
			Part I. FINANCIAL INFORMATION

	COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
		CONSOLIDATED CONDENSED BALANCE SHEETS

				(In millions)
							June 30,     March 31,
                                            1996         1996
                                          --------     ---------
								(Unaudited)
ASSETS:

Cash and cash equivalents                 $   101      $      97
Marketable securities                         102            104
Trade and installment accounts
 receivable - net   		                987          1,182
Inventories and other current assets           58             65

                TOTAL CURRENT ASSETS        1,248          1,448

Installment accounts receivable,
 due after one                   		  1,838          1,701
Property and equipment - net                  422            420
Purchased software products - net             509            580
Excess of cost over net assets
 acquired - net  			                779            786
Investments and other noncurrent
 assets                           		     80             81

                        TOTAL ASSETS      $ 4,876      $   5,016

LIABILITIES AND STOCKHOLDERS' EQUITY:

Loans payable - banks                     $   495      $     495
Other current liabilities                     886          1,006
Long-term debt                                845            945
Deferred income taxes                         744            721
Deferred maintenance revenue                  313            367
Stockholders' equity                        1,593          1,482

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY $  4,876      $   5,016

See Notes to Consolidated Condensed Financial Statements.

	COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
		CONSOLIDATED STATEMENTS OF INCOME
			    (Unaudited)
	   (In millions, except per share amounts)

						 	For the Three Months
						    	   Ended June 30,
						 	--------------------
                                       	  1996       1995
                                       	--------    --------
Product revenue and other related income  $    603    $    397
Maintenance fees                               189         181

                           TOTAL REVENUE       792         578
Costs and expenses:
 Selling, marketing and administrative         342         278
 Product development and enhancements           75          61
 Commissions and royalties                      42          26
 Depreciation and amortization                 120          71
 Interest expense  - net                        23           1

                TOTAL COSTS AND EXPENSES       602         437

Income before income taxes                     190         141

Income taxes                                    70          52

                              NET INCOME  $    120    $     89


NET INCOME PER COMMON SHARE *             $   0.32    $   0.23

Weighted average common shares used in
 computation  *                                379         379

* Shares and per share amounts adjusted for three-for-two splits effective June 19, 1996 and August 21, 1995.

See Notes to Consolidated Condensed Financial Statements.


	COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
	CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
				(Unaudited)
			     (In millions)
							For the Three Months
                  				    Ended June 30,
							--------------------
							   1996       1995
							--------    --------
OPERATING ACTIVITIES:
Net income                                $    120    $     89
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                120           71
  Provision for deferred income taxes           31            8
  Increase in noncurrent installment
   accounts receivable -                     ( 151)       ( 102)
  Decrease in deferred maintenance revenue   (  53)       (  29)
  Changes in other operating assets and
   liabilities, excludes effects of
   acquisitions                                 60           63
                                          --------     --------
 NET CASH PROVIDED BY OPERATING ACTIVITIES     127          100

INVESTING ACTIVITIES:
  Acquisitions, primarily purchased software,
   marketing rights and intangibles          (  19)       (  11)
  Purchase of property and equipment         (   2)       (   2)
  Decrease in current marketable securities      2            5
  Capitalized development costs              (   4)       (   3)
                                          --------     --------
     NET CASH USED IN INVESTING ACTIVITIES   (  23)       (  11)

FINANCING ACTIVITIES:
 Repayment of borrowings - net               (  95)       ( 136)
 Exercise of common stock options/other          7           10
 Purchases of treasury stock                 (  11)       (  13)
                                          --------     --------
     NET CASH USED IN FINANCING ACTIVITIES   (  99)       ( 139)

INCREASE(DECREASE)IN CASH AND CASH
 EQUIVALENTS BEFORE EFFECT OF EXCHANGE
 RATE CHANGES ON CASH                            5        (  50)

Effect of exchange rate changes on cash      (   1)       (   1)
                                          --------     --------
INCREASE(DECREASE)IN CASH AND CASH
 EQUIVALENTS                                     4        (  51)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                      97          116
CASH AND CASH EQUIVALENTS AT END OF       --------     --------
 PERIOD                                   $    101    $      65
                                          ========     ========

  See notes to Consolidated Financial Statements.


	COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
				  JUNE 30, 1996

NOTE A --  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in Computer Associates International, Inc.'s (the "Registrant" or the "Company") Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

Cash Dividends: In May 1996, the Company's Board of Directors declared its regular, semi-annual cash dividend of $.07 per share. The dividend was paid on July 9, 1996 to stockholders of record on June 10, 1996, prior to the three-for-two stock split effective June 19, 1996.

Net Income per Share: Net income per share of Common Stock is computed by dividing net income by the weighted average number of common shares and any dilutive common share equivalents outstanding. Fully diluted net income per share is the same or not materially different from net income per share.

Stock Split: On May 30, 1996 the Company declared a three-for-two stock split in the form of a stock dividend, distributed July 15, 1996 to stockholders of record as of June 19, 1996. Shares and per share amounts have been adjusted to reflect this stock split as well as the three-for-two stock split effective August 21, 1995.

Statements of Cash Flows:  For the three months ended June 30,
1996 and 1995, interest payments were $20 million and $4 million, respectively, and income taxes paid were $94 million and $35 million, respectively.

	COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
	  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
				 JUNE 30, 1996

NOTE B --  ACQUISITIONS



On August 1, 1995, the Company acquired 98% of the issued and outstanding shares of Common Stock of Legent Corporation ("Legent"), and on November 6, 1995 merged Legent into one of its wholly owned subsidiaries. The aggregate purchase price of approximately $1.8 billion was funded from drawings under the Company's $2 billion credit agreement dated July 24, 1995. Legent was engaged in the design, development, marketing, and support of a broad range of computer software products for the management of information systems used to manage mainframe, midrange, server, workstation and PC systems deployed throughout a business enterprise. The acquisition was accounted for as a purchase. The results of Legent's operations have been combined with those of the Company since the date of acquisition.

The Company recorded an $808 million after-tax charge against earnings for the write-off of purchased Legent research and development technology that had not reached the working model stage and has no alternative future use.

The following table reflects pro forma combined results of operations (unaudited) of the Company and Legent on the basis that the acquisition had taken place and the related after-tax charge , noted above, was recorded at the beginning of fiscal year 1996:

		(In millions, except per share amounts)

                                   		For the Three Months
                                             Ended June 30,
                                          --------------------
                                            1996       1995
                                          --------    --------
Revenue                                   $    812    $    642
Net Income                                     132     (   782)
Net income per common share               $   0.35    $(  2.17)
Shares used in computation                     379         361


In management's opinion, the pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of fiscal year 1996 or of future operations of the combined companies under the ownership and operation of the Company.

	COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
				  JUNE 30, 1996


NOTE C - THE 1995 KEY EMPLOYEE STOCK OWNERSHIP PLAN

Under the 1995 Key Employee Stock Employee Ownership Plan (the "1995 Plan") the Stock Option and Compensation Committee of the Board of Directors (the"Committee") is authorized to grant, subject to the attainment of certain Common Stock price objectives, up to 13,500,000 shares of the Company's restricted Common Stock to three key executives. The Committee has initially reserved 4,500,000 shares of Common Stock ("Initial Grant") and may grant up to an additional 9,000,000 shares (the "Additional Grants") based on achievement of certain target price levels for the Company's Common Stock. In January 1996, 900,000 shares of Common Stock reserved under the Initial Grant vested, subject to the continued employment of the key executives. Accordingly, the Company began accruing the compensation expense associated with the 900,000 shares over the employment period ending March 31,
2000.   At June 30, 1996, 5,400,000 shares of the Additional
Grants had been reserved under the 1995 Plan, and 3,600,000 shares were available for future grants based on stock price performance. The Initial Grant and Additional Grants are non-transferable, are subject to risk of forfeiture through March 31, 2000 and are further subject to significant limitations on transfer during the seven years following vesting.

All references to the number of shares available and reserved for grant have been adjusted to reflect a three-for -two stock split effective June 19, 1996.

Item 2:

	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue:

Total revenue for the quarter ended June 30, 1996 increased by 37%, or $215 million, over the prior year's comparable quarter. The increase reflects the Company's continued offering of less restrictive enterprise pricing options, as well as the continued growth of the licensing fees associated with the Company's
expanding client/server products.   The inclusion in the current
period of revenues associated with the Legent products contributed
to the revenue growth.   Although, their revenue was not
significant during the quarter the Company's newly introduced Independent Business Units ("iBUs"), self-contained operational units focused on selling and supporting business application solutions such as Enterprise Resource Planning, Human Resources, Financial, Banking and Micro based products, exhibited promising trends given their relatively short existence. Maintenance revenues increased $8 million, or 5%, primarily due to the acquisition of the Legent client base, partially offset by the ongoing trend in site consolidations and expanding client/server revenues which yield lower maintenance. Price changes did not have a material impact in either quarter.

Costs and Expenses:

Selling, marketing and administrative expenses as a percentage of total revenue for the June 1996 quarter decreased to 43% from 48% for the June 1995 quarter. The percentage reduction reflects a higher revenue achievement without a proportionate increase in fixed and variable administrative costs as well as operating efficiences realized from the acquisition of Legent. Net research and development expenditures increased $14 million, or 23%, over the June 1995 quarter. The addition of Legent product development personnel, continued emphasis on adapting products for the client/server environment and broadening of Internet/Intranet product offerings were largely responsible for the increase. Commissions and royalties as a percentage of revenue was 5% for both June 1996 and 1995 quarters. Depreciation and amortization expense increased $49 million in the June 1996 quarter over the June 1995 quarter, primarily due to the additional purchased software product amortization associated with the Legent acquisition. In the June 1996 quarter, net interest expense increased by $21 million over the June 1995 quarter as a result of higher debt levels associated with borrowings used to finance the Legent acquisition.

	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		CONDITION AND RESULTS OF OPERATIONS

Operating Margins:

Pre-tax income for the June 1996 quarter was $190 million, an increase of 35%, or $50 million over the prior year's comparable
quarter.   As a percentage of total revenue, pre-tax income was
24% for both the June 1996 and June 1995 periods. The Company's consolidated effective tax rate was 37% for both the June 1996 and June 1995 quarters.


Operations:

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

The Company's future operating results may be affected by a number of other factors, including, but not limited to: uncertainties relative to global economic conditions; market acceptance of competing technologies; the availability and cost of new solutions; the Company's ability to successfully maintain or increase market share in its core business while expanding its product base into other markets; the strength of its distribution channels; the Company's ability to manage fixed and variable expense growth relative to revenue growth; and the Company's ability to effectively integrate acquired products and operations.

	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and marketable securities for the quarter ended June 30, 1996 increased by approximately $2 million from the March 31, 1996 year end level. Cash generated from operations of $127 million, up 27% from the prior year's June 30 quarter end, was largely offset by bank debt repayments of approximately $95 million and $11 million used to purchase shares of the Company's stock.

On April 4, 1996, the Company completed a private debt placement of $320 million in Senior Notes. All proceeds of this financing were used to repay bank debt under the Company's $2 billion credit facilities. The Senior Notes have a fixed interest rate of 6.77% payable semi-annually, a seven year final maturity with a five year average life and require the maintenance of certain financial ratios.

On July 11, 1996, the Company restructured its $2 billion revolving credit line into a $.7 billion 364 day facility and a $1.3 billion five year facility. Borrowing costs and facility fees are based upon the achievement of certain financial ratios. At June 30, 1996, in addition to the $320 million outstanding under the newly placed Senior Notes, $975 million remained outstanding under the $2 billion facilities. Outstanding revolving debt carried an interest rate of the London Interbank Offered Rate ("LIBOR") plus 22.5 basis points at June 30, 1996.

During the quarters ended June 30, 1996 the Company purchased approximately 360 thousand shares of Common Stock under its open market repurchase program, bringing the total purchased under such programs to approximately 71 million shares. In July 1996, the Company's Board of Directors authorized the repurchase of an additional 18.75 million shares, increasing the total shares covered by all repurchase programs to 108.75 million. Share amounts reflect both the June 1996 and August 1995 3-for-2 stock splits.

The Company's capital resource requirements at June 30, 1996 consisted of lease obligations for office space and computer equipment, mortgage or loan obligations and amounts due as a result of equipment, product and company acquisitions. It is expected that existing cash, cash equivalents, short term marketable securities, the availability of borrowings under committed and uncommitted credit lines, as well as cash provided from operations, will be sufficient to meet anticipated cash requirements.

PART II. OTHER INFORMATION

      Item 6:  Exhibits and Reports on Form 8-K

	    	(a)  Exhibits.

			(1) $1,300,000,000 Amended and Restated Credit
				Agreement dated as of July 3, 1996.

			(2) $700,000,000 Credit Agreement, dated as of
				July 3, 1996.

	    	(b)  Reports on Form 8-K.

			None.






						SIGNATURES



            Pursuant to the requirements of the Securities
		Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



			COMPUTER ASSOCIATES INTERNATIONAL, INC.


      Dated:  July 31, 1996     By: /s/Sanjay Kumar,President
					      and Chief Operating Officer


      Dated:  July 31, 1996     By: /s/Peter Schwartz
						  Sr. Vice President - Finance
						  (Chief Financial and
						   Accounting Officer)