Form 10-Q
period 1996-09-30
COMPUTER ASSOCIATES INTERNATIONAL INC
filed 1996-11-01
CIK 356028

UNITED STATES
       SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON, D.C. 20549
                   FORM 10-Q

X   Quarterly Report Pursuant to Section 13 or 15(d)
         of the Securities Exchange Act of 1934
    For the quarterly period ended September 30, 1996
                           or
    Transition Report Pursuant to Section 13 or 15(d)
         of the Securities Exchange Act of 1934
For the transition period ended from _____ to _____

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

Yes  X                                   No

            APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

      Title of Class                       Shares Outstanding
       Common Stock                      as of October 29, 1996
 par value $.10 per share                      364,799,220

     COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES


                                INDEX

PART I.  Financial Information:                          Page No.

Item 1.  Consolidated Condensed Balance Sheets -
           September 30, 1996 and March 31, 1996              1

         Consolidated Statements of Income -
           Three Months Ended September 30, 1996 and 1995     2

         Consolidated Statements of Income -
           Six Months Ended September 30, 1996 and 1995       3

         Consolidated Condensed Statements of Cash Flows -
           Six Months Ended September 30, 1996 and 1995       4

         Notes to Consolidated Condensed Financial
           Statements                                         5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                8

PART II. Other Information:


Item 6.  Exhibits and Reports on Form 8-K                    11


Item 1:
                  Part I. FINANCIAL INFORMATION

        COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS

                           (In millions)


                                                 September 30  March 31,
                                                     1996         1996
                                                 -----------   ---------
                                                 (Unaudited)
ASSETS:

Cash and cash equivalents                          $  116        $   97
Marketable securities                                  85           104
Trade and installment accounts receivable - net     1,129         1,182
Inventories and other current assets                   63            65
                                                  -------       -------
                           TOTAL CURRENT ASSETS     1,393         1,448

Installment accounts receivable, due after one      2,042         1,701
Property and equipment - net                          422           420
Purchased software products - net                     440           580
Excess of cost over net assets acquired - net         767           786
Investments and other noncurrent assets                78            81
                                                  -------       -------
                                   TOTAL ASSETS    $5,142        $5,016
                                                  =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY:


Loans payable - banks                              $  495        $  495
Other current liabilities                             999         1,006
Long-term debt                                        740           945
Deferred income taxes                                 794           721
Deferred maintenance revenue                          301           367
Stockholders' equity                                1,813         1,482
                                                  -------       -------
       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY    $5,142        $5,016
                                                  =======       =======

See Notes to Consolidated Condensed Financial Statements




              COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)

                      (In millions, except per share amounts)



                                                For the Three Months
                                                 Ended September 30,
                                                ---------------------
                                                 1996           1995
Product revenue and other related income       $  800         $  630
Maintenance fees                                  190            182
                                               ------         ------
                            TOTAL REVENUE         990            812


Costs and expenses:
  Selling, marketing and administrative           383            313
  Product development and enhancements             76             67
  Commissions and royalties                        50             41
  Depreciation and amortization                   106            101
  Interest expense  - net                          21             17
  Purchased research and development                           1,303
                                               ------         ------
                 TOTAL COSTS AND EXPENSES         636          1,842
                                               ------         ------

Income (loss) before income taxes                 354         (1,030)

Provision for income tax expense (benefit)        131           (393)
                                               ------         ------

                        NET INCOME (LOSS)      $  223         $ (637)
                                               ------         ------

     NET INCOME (LOSS) PER COMMON SHARE *      $ 0.59         $(1.76)
                                               ------         ------
Weighted average common shares used in
computation*                                      380            362


* Shares and per share amounts adjusted for three-for-two stock splits effective June 19, 1996 and August 21, 1995.

See Notes to Consolidated Condensed Financial Statements.



            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                    (In millions, except per share amounts)


                                                   For the Six Months
                                                   Ended September 30,
                                                   -------------------
                                                     1996        1995
                                                     ----        ----
Product revenue and other related income           $ 1,403    $ 1,027
Maintenance fees                                       379        363
                                                   -------    -------
                              TOTAL REVENUE          1,782      1,390

Costs and expenses:
 Selling, marketing and administrative                 725        590
 Product development and enhancements                  151        128
 Commissions and royalties                              91         67
 Depreciation and amortization                         226        172
 Interest expense  - net                                44         19
 Purchased research and development                             1,303
                                                    ------     ------
                  TOTAL COSTS AND EXPENSES           1,237      2,279
                                                    ------     ------

Income (loss) before income taxes                      545       (889)

Provision for income tax expense (benefit)             202       (340)
                                                    ------     ------
                          NET INCOME (LOSS)         $  343     $ (549)
                                                    ------     ------

       NET INCOME (LOSS) PER COMMON SHARE *         $ 0.90     $(1.52)
                                                    ------     ------
Weighted average common shares used in
computation*                                           380        362


* Shares and per share amounts adjusted for three-for-two stock splits effective June 19, 1996 and August 21, 1995.


See Notes to Consolidated Condensed Financial Statements.






           COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                               (In millions)


                                                     For the Six Months
                                                     Ended September 30,
                                                     -------------------
                                                       1996        1995
                                                       ----        ----
OPERATING ACTIVITIES:
 Net income (loss)                                   $  343       $(549)
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                        226         172
   Provision for deferred income taxes                   93        (437)
   Charge for purchased research and development                  1,303
   Increase in noncurrent installment
    accounts receivable -                              (353)       (230)
   (Decrease) increase in deferred
    maintenance revenue                                 (65)          1
   Changes in other operating assets and
    liabilities, excludes effects of acquisitions        26         (73)
                                                     ------       ------
        NET CASH PROVIDED BY OPERATING ACTIVITIES       270         187


INVESTING ACTIVITIES:

 Acquisitions, primarily purchased software,
  marketing rights and intangibles                     (25)      (1,686)
 Purchase of property and equipment                     (8)         (12)
 Decrease in current marketable securities              20           56
  Capitalized development costs                         (8)          (7)
                                                    ------       ------
            NET CASH USED IN INVESTING ACTIVITIES      (21)      (1,649)


FINANCING ACTIVITIES:

 Borrowings and repayments - net                     (202)       1,451
 Dividends paid                                       (17)         (16)
 Exercise of common stock options/other                11           12
 Purchases of treasury stock                          (21)         (22)
                                                   ------       ------
                      NET CASH (USED IN) PROVIDED
                       BY FINANCING ACTIVITIES       (229)       1,425


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
 BEFORE EFFECT OF EXCHANGE RATE CHANGES ON CASH        20          (37)

Effect of exchange rate changes on cash                (1)          (2)
                                                   ------      -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       19          (39)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       97          117
                                                   ------      -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $  116      $    78
                                                   ======      =======

See notes to Consolidated Financial Statements.


        COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1996

NOTE A --  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in Computer Associates International, Inc.'s (the "Registrant" or the "Company") Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

Cash Dividends: In May 1996, the Company's Board of Directors declared its regular, semi-annual cash dividend of $.07 per share. The dividend was paid on July 9, 1996 to stockholders of record on June 10, 1996, prior to the Company's three-for-two stock split effective June 19, 1996.

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

Stock Split: On May 30, 1996 the Company declared a three-for-two stock split in the form of a stock dividend, distributed July 15, 1996 to stockholders of record as of June 19, 1996. Shares and per share amounts have been adjusted to reflect this stock split as well as the previous three-for-two stock split effective August 21, 1995.

Statements of Cash Flows: For the six months ended September 30, 1996 and 1995, interest payments were $30 million and $20 million, respectively, and income taxes paid were $119 million and $64 million, respectively.

     COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1996

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

The Company recorded an $808 million after tax charge against earnings for the write-off of purchased Legent research and development technology that had not reached the working model stage and has no alternative future use.

The following table reflects pro forma combined results of operations (unaudited) of the Company and Legent on the basis that the acquisition had taken place and the related after tax charge, noted above, was recorded at the beginning of fiscal year 1996:


                   (In millions, except per share amounts)


                               For the Six Months   For the Three Months
                               Ended September 30,   Ended September 30,
                               -------------------   ------------------
                                1996       1995        1996       1995
                                ----       ----        ----       ----
Revenue                      $  1,802    $ 1,476      $  990     $  834
Net income                        355       (772)        223        165
Net income per common share  $   0.93    $ (2.14)     $.0.59     $ 0.43
Shares used in computation        380        361         380        380



In management's opinion, the pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of fiscal year
1996 or of future operations of the combined entities under the ownership and operation of the Company.

      COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1996


NOTE C -- THE 1995 KEY EMPLOYEE STOCK OWNERSHIP PLAN

Under the 1995 Key Employee Stock Employee Ownership Plan (the "1995 Plan") the Stock Option and Compensation Committee of the Board of Directors (the "Committee") is authorized to grant, subject to the attainment of certain Common Stock price objectives, up to 13,500,000 shares of the Company's restricted Common Stock to three key executives.

The Committee has initially reserved 4,500,000 shares of Common Stock ("Initial Grant") and may grant up to an additional 9,000,000 shares (the "Additional Grants") based on achievement of certain target price levels for the Company's Common Stock. In January 1996, 900,000 shares of Common Stock reserved under the Initial Grant vested, subject to the continued employment of the key executives. Accordingly, the Company began accruing the compensation expense associated with the
900,000 shares over the employment period ending March 31, 2000.   At
September 30, 1996, 5,400,000 shares of the Additional Grants had been reserved under the 1995 Plan, and 3,600,000 shares were available for future grants based on stock price performance. The Initial Grant and Additional Grants are non-transferable, are subject to risk of forfeiture through March 31, 2000 and are further subject to significant limitations on transfer during the seven years following vesting.

All references to the number of shares available and reserved for grant have been adjusted to reflect three-for -two stock splits effective June 19, 1996 and August 21, 1995.

NOTE D --  SUBSEQUENT EVENT

On October 11, 1996, the Company announced that Tse-tsehese-staetse, Inc., the Company's wholly owned merger subsidiary, commenced a tender offer for all of the outstanding shares of Cheyenne Software, Inc. ("Cheyenne") common stock at a price of $30.50 per share, net to the seller in cash. The offer is being made pursuant to the Agreement and Plan of Merger dated as of October 7, 1996 among Tse-tsehese-staetse, Inc. and Cheyenne. It is conditioned, among other things, upon a number of shares being tendered and not withdrawn such that, upon consummation of the offer, the Company and its affiliates will beneficially own in the aggregate not less than the majority of the shares on a fully diluted basis. The offer will expire at 12:00 midnight, New York City time, on Friday, November 8, 1996, unless the offer is extended.

The Board of Directors of Cheyenne has unanimously approved the offer and the Merger Agreement and has unanimously recommended that the stockholders of Cheyenne accept the offer.

Item 2:

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

Statements in this Form 10-Q concerning the company's future prospects are "forward looking statements" under the federal securities laws. There can be no assurances that future results will be achieved and actual results could differ materially from forecasts and estimates. Important factors that could cause actual results to differ materially are discussed below in the section "Operations".

RESULTS OF OPERATIONS

Revenue:

Total revenue for the quarter ended September 30, 1996 increased by 22%, or $178 million, over the prior year's comparable quarter. The increase reflects the Company's offering of attractive enterprise pricing options, as well as the continued growth of licensing fees from
the Company's expanding client/server products.   The inclusion in the
current period of revenues associated with the Legent products for three months compared to two months of Legent activity in the prior year's comparable quarter contributed slightly to the revenue growth. Revenue in North America exhibited strong growth representing 62% of the revenue in the September 1996 quarter compared to 52% of revenue in the
September 1995 quarter.   International revenue for the quarter
decreased by $19 million over the comparable quarter last year due primarily to unfavorable foreign exchange rates and strong international results last year which benefited disproportionately from the Legent acquisition. Maintenance revenues increased $8 million, or 4%, primarily due to the acquisition of the Legent client base, partially offset by the ongoing trend of site consolidations and expanding client/server revenues which yield lower maintenance. Price changes did not have a material impact in either quarter.

Costs and Expenses:

Selling, marketing and administrative expenses as a percentage of total revenue for the September 1996 quarter increased to 39% from 38% for the September 1995 quarter. The modest percentage increase reflects increased promotional expenditures, specifically charges associated with CA-World, a week long, company wide user conference held in the month of August. Net research and development expenditures increased $9 million, or 12%, over the September 1995 quarter. The addition of Legent product development personnel, continued emphasis on adapting products for the client/server environment and broadening of Internet/Intranet product offerings were largely responsible for the increase. Commissions and royalties as a percentage of revenue were 5% for both the September 1996 and 1995 quarters. Depreciation and amortization expense increased $5 million in the September 1996 quarter over the September 1995 quarter, primarily due to the additional purchased software product amortization associated with the Legent acquisition. In the September 1996 quarter, net interest expense increased by $4 million over the September 1995 quarter as a result of the higher average debt levels associated with borrowings used to finance the Legent acquisition.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

Operating Margins:

Net income for the September 1996 quarter was $223 million, or $.59 per share compared to a net loss of $637 million, or $1.76 per share in the September 1995 quarter. The net loss for the September 1995 quarter was entirely attributable to the $808 million after tax charge for the write-off of Legent purchased research and development technology that had not reached the working model stage and had no alternative future use. Excluding the after tax charge, net income for the September
1996 quarter increased $52 million, or 30% compared to the September 1995 quarter's adjusted net income of $171 million. The Company's consolidated effective tax rate for the September 1996 quarter decreased to 37%, slightly less than the prior year's effective tax rate of 37.5%.


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

The Company has traditionally reported lower profit margins in the first two quarters of each fiscal year than those experienced in the third and fourth quarters. As part of the annual budget process, management establishes higher discretionary expense levels in relation to projected revenue for the first half of the year. Historically, the Company's combined third and fourth quarter revenues have been greater than the first half of the year, as these two quarters coincide with the clients' calendar year budget periods and the culmination of the Company's annual sales plan. Historically, higher second half revenues have resulted in significantly higher profit margins since total expenses have not increased in proportion to revenue. However, past financial performance should not be considered to be a reliable indicator of future performance.

The Company's future operating results may be affected by a number of other factors, including, but not limited to: uncertainties relative to economic conditions; market acceptance of competing technologies; the availability and cost of new solutions; the Company's ability to successfully manage the transition from deriving a majority of its revenue from mainframe products to offering lower, individually priced client/server solutions; the strength of its distribution channels; the Company's ability to manage fixed and variable expense growth relative to revenue growth; and the Company's ability to effectively integrate acquired products and operations.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the Company's cash, cash equivalents and marketable securities balance increased by approximately $2 million from the balance at June 30, 1996. During the quarter, bank debt repayments of $105 million, dividend payments of $17 million and Company stock purchases of $10 million were funded by cash generated from operations of $143 million.

On July 11, 1996, the Company restructured its $2 billion revolving credit line into a $700 million 364 day facility and a $1.3 billion 5 year facility. Borrowing costs and facility fees are based upon the achievement of certain financial ratios. At September 30, 1996, in addition to the $320 million outstanding under its 6.77% Senior Notes, $870 million remained outstanding under the $2 billion facility. The outstanding revolving debt on September 30, 1996 carried an interest rate of the London Interbank Offered Rate ("LIBOR") plus 20.5 basis points.

The total number of shares purchased under the Company's various open market Common Stock repurchase programs was approximately 71.3 million as of September 30, 1996. In July 1996, the Company's Board of Directors authorized the repurchase of an additional 18.75 million shares. This brought the total shares available for repurchase at September 30, 1996 to approximately 37.4 million. All share amounts reflect both the August 1995 and the June 1996 3-for-2 stock splits.

On October 11, 1996, the Company commenced a tender offer for all the issued and outstanding shares of Cheyenne Software, Inc. ("Cheyenne") at $30.50 per share. The transaction, pending regulatory approval and expiration of the tender offer, is valued at approximately $1.2 billion.

The Company plans to fund the purchase price through existing cash, cash equivalents and marketable securities balances as well as the existing credit facilities.

The Company's other capital resource requirements as of September 30, 1996 consisted of lease obligations for office space, computer equipment, mortgage or loan obligations and amounts due as a result of product and company acquisitions. It is expected that existing cash, cash equivalents, short term marketable securities, the availability of borrowings under committed and uncommitted credit lines, as well as cash provided from operations, will be sufficient to meet ongoing cash requirements.

PART II. OTHER INFORMATION

            Item 6:  Exhibits and Reports on Form 8-K

	(a)  Annual Meeting of Stockholders held on August 14 , 1996

	(b) The Stockholders notice to fix the number of Directors at seven and elected Directors for the ensuing year as follows:

		                         Affirmative             Authority
		Name                        Votes                Withheld
  --------------        ---------------           ----------
  Russell M. Artz         213,594,713               261,247
		Willem F.P. de Vogel    213,655,600               200,360
		Irving Goldstein        213,653,064	              202,896
		Richard A. Grasso       213,656,294	              199,666
		Shirley Strum Kenny     213,643,655	              212,305
		Sanjay Kumar            213,582,201	              273,759
		Charles B. Wang         213,597,743               258,017


	(c) The Stockholders voted to approve an amendment to the Company's Restated Certificate of Incorporation, as amended, to increase the number of shares of its authorized Common Stock, par value $.10 per share, from 500,000,000 to 1,100,000,000:

               			Affirmative Votes                  175,359,078
			               Negative Votes                      37,351,428
			               Abstentions                            270,585


(d)  The Stockholders voted to approve the 1996 Deferred Stock
             Plan for Non-Employee Directors:

               			Affirmative Votes	                 207,648,870
			               Negative Votes                       5,728,007
			               Abstentions	                           479,083


	(e) The Stockholders voted to ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending March 31, 1997:

               			Affirmative Votes                  213,520,176
			               Negative Votes                         152,024
			               Abstentions                            183,760


PART II. OTHER INFORMATION

             Item 6:  Exhibits and Reports on Form 8-K

	(a)  Exhibits.
              3.(i)(a) Restated Certificate of Incorporation, dated October 23, 1981.
              3.(i)(b) Certificate of Amendment of the Restated Certificate of Incorporation, dated May 10, 1983.
              3.(i)(c) Certificate of Amendment of the Restated Certificate of Incorporation, dated
                        September 18, 1985.
              3.(i)(d) Certificate of Amendment of the Restated Certificate of Incorporation, dated August 19, 1987.
              3.(i)(e) Certificate of Amendment of the Restated Certificate of Incorporation, dated August 24, 1989.
              3.(i)(f) Certificate of Amendment of the Restated Certificate of Incorporation, dated August 23, 1996.

	(b)  Reports on Form 8-K.

		None.



                                 SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     COMPUTER ASSOCIATES INTERNATIONAL, INC.


             Dated:  November 1, 1996    By: /s/Sanjay Kumar
                                            ------------------------
		                                Sanjay Kumar, President
  						        and Chief Operating Officer


             Dated:  November 1, 1996    By: /s/ Peter Schwartz
                                            ------------------------
						        Peter Schwartz
		                                Sr. Vice President - Finance
						        (Chief Financial and
                                            Accounting Officer)