Form 10-Q
period 1996-12-31
COMPUTER ASSOCIATES INTERNATIONAL INC
filed 1997-02-05
CIK 356028

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                           FORM 10-Q

X   Quarterly Report Pursuant to Section 13 or 15(d)
        of the Securities Exchange Act of 1934
    For the quarterly period ended December 31, 1996
                            or
    Transition Report Pursuant to Section 13 or 15(d)
        of the Securities Exchange Act of 1934
    For the transition period ended from _____ to _____

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

Yes  X                                   No

            APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

            Title of Class                      Shares Outstanding
             Common Stock                     as of January 31, 1997
       par value $.10 per share                     363,123,487

      COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES

                              INDEX

PART I.  Financial Information:                                  Page No.

Item 1.  Consolidated Condensed Balance Sheets -
           December 31, 1996 and March 31, 1996                       1

         Consolidated Statements of Income -
           Three Months Ended December 31, 1996 and 1995              2

         Consolidated Statements of Income -
           Nine Months Ended December 31, 1996 and 1995               3

         Consolidated Condensed Statements of Cash Flows -
           Nine Months Ended December 31, 1996 and 1995               4

         Notes to Consolidated Condensed Financial Statements         5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        9

PART II. Other Information:


Item 6.  Exhibits and Reports on Form 8-K                            12


Item 1:
                   Part I. FINANCIAL INFORMATION

       COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS

                             (In millions)


                                               December 31   March 31,
                                                  1996         1996
                                               -----------   ---------
                                               (Unaudited)
ASSETS:


Cash and cash equivalents                      $    199      $     97
Marketable securities                                41           105
Trade and installment accounts receivable         1,341         1,182
Inventories and other current assets                 74            64
                                               --------      --------
                     TOTAL CURRENT ASSETS         1,655         1,448

Installment accounts receivable,due after one     2,187         1,701
Property and equipment                              451           420
Purchased software products                         497           580
Excess of cost over net assets acquired           1,176           786
Investments and other noncurrent assets              75            81
                                               --------      --------
                             TOTAL ASSETS      $  6,041      $  5,016
                                               ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY:

Loans payable - banks                          $    495      $    495
Other current liabilities                         1,163         1,006
Long-term debt                                    1,666           945
Deferred income taxes                               897           721
Deferred maintenance revenue                        308           367
Stockholders' equity                              1,512         1,482
                                               --------      --------
    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY   $  6,041      $  5,016
                                               ========      ========

See Notes to Consolidated Condensed Financial Statements.



       COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
                             (Unaudited)

               (In millions, except per share amounts)

                                                 For the Three Months
                                                  Ended December 31,
                                                 --------------------
                                                   1996        1995
                                                   ----        ----
Product revenue and other related income         $   869      $   822
Maintenance fees                                     184          182
                                                 -------      -------
                           TOTAL REVENUE           1,053        1,004

Costs and expenses:
  Selling, marketing and administrative              345          371
  Product development and enhancements                81           76
  Commissions and royalties                           51           52
  Depreciation and amortization                       97          114
  Interest expense  - net                             27           27
  Purchased research and development                 598
                                                 -------      -------
                TOTAL COSTS AND EXPENSES           1,199          640
                                                 -------      -------
(Loss) income before income taxes                   (146)         364

Provision for income taxes                           167          137
                                                 -------      -------

                       NET (LOSS) INCOME         $  (313)     $   227
                                                 -------      -------

    NET (LOSS) INCOME PER COMMON SHARE *         $  (.86)     $   .60
                                                 -------      -------
Weighted average common shares used in
computation *                                        365          381

* Shares and per share amounts adjusted for three-for-two stock splits effective June 19, 1996 and August 21, 1995.

See Notes to Consolidated Condensed Financial Statements.



     COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME
                            (Unaudited)

              (In millions, except per share amounts)


                                                    For the Nine Months
                                                     Ended December 31,
                                                    -------------------
                                                      1996       1995
                                                      ----       ----
Product revenue and other related income            $  2,272   $  1,849
Maintenance fees                                         563        545
                                                    --------   --------
                             TOTAL REVENUE             2,835      2,394

Costs and expenses:
  Selling, marketing and administrative                1,070        961
  Product development and enhancements                   232        205
  Commissions and royalties                              143        118
  Depreciation and amortization                          323        286
  Interest expense  - net                                 70         46
  Purchased research and development                     598      1,303
                                                    --------   --------
                   TOTAL COSTS AND EXPENSES            2,436      2,919
                                                    --------   --------
Income (loss) before income taxes                        399       (525)

Income tax expense (benefit)                             369       (203)
                                                    --------   --------

                          NET INCOME (LOSS)         $     30   $   (322)
                                                    --------   --------

       NET INCOME (LOSS) PER COMMON SHARE *         $    .08   $   (.89)
                                                    --------   --------
Weighted average common shares used in
computation *                                            380        362

* Shares and per share amounts adjusted for three-for-two stock splits effective June 19, 1996 and August 21, 1995.


See Notes to Consolidated Condensed Financial Statements.



      COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited)

                            (In millions)


                                                     For the Nine Months
                                                      Ended December 31,
                                                     -------------------

                                                       1996      1995
                                                       ----      ----
OPERATING ACTIVITIES:
Net income (loss)                                    $    30   $  (322)
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                          323       286
  Provision for deferred income taxes (benefit)          168      (385)
  Charge for purchased research and development          598     1,303
  Increase in noncurrent installment
   accounts receivable                                  (491)     (399)
  (Decrease) increase in deferred maintenance revenue    (59)       14
  Changes in other operating assets and liabilities,
   excludes effects of acquisitions                      (71)     (163)
                                                     -------   -------
         NET CASH PROVIDED BY OPERATING ACTIVITIES       498       334

INVESTING ACTIVITIES:

 Acquisitions, primarily purchased software,
  marketing rights and intangibles                    (1,136)   (1,772)
 Purchase of property and equipment                      (22)      (18)
 Decrease in current marketable securities                63        80
 Capitalized development costs                           (14)      (10)
                                                     -------   -------
             NET CASH USED IN INVESTING ACTIVITIES    (1,109)   (1,720)

FINANCING ACTIVITIES:

 Borrowings and repayments - net                         722     1,354
 Dividends paid                                          (17)      (16)
 Exercise of common stock options/other                   39        16
 Purchases of treasury stock                             (32)      (27)
                                                     -------   -------
         NET CASH PROVIDED BY FINANCING ACTIVITIES       712     1,327

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
 BEFORE EFFECT OF EXCHANGE RATE CHANGES ON CASH          101       (59)

Effect of exchange rate changes on cash                    1        (3)
                                                     -------   -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         102       (62)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          97       117
                                                     -------   -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $   199   $    55
                                                     =======   =======

See Notes to Consolidated Condensed Financial Statements.


     COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       DECEMBER 31, 1996

NOTE A --  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in Computer Associates International, Inc.'s (the "Registrant" or the "Company") Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

Cash Dividends: In December 1996, the Company's Board of Directors declared its regular, semi-annual cash dividend of $.05 per share. The dividend was paid on January 7, 1997 to stockholders of record on December 17, 1996.

Net Income per Share: Net income per share of Common Stock is computed by dividing net income by the weighted average number of common shares and any dilutive common share equivalents outstanding. Common share equivalents for the three month period ended December 31, 1996 and for the nine month period ended December 31, 1995 were excluded because of their anti-dilutive effect. Fully diluted net income per share is the same or not materially different from net income per share.

Stock Split: On May 30, 1996 the Company declared a three-for-two stock split in the form of a stock dividend, distributed July 15, 1996 to stockholders of record as of June 19, 1996. Shares and per share amounts have been adjusted to reflect this stock split as well as the previous three-for-two stock split effective August 21, 1995.

Statements of Cash Flows: For the nine months ended December 31, 1996 and 1995, interest payments were $55 million and $48 million, respectively, and income taxes paid were $165 million and $101 million, respectively.

    COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                      DECEMBER 31, 1996

NOTE B --  ACQUISITIONS

On November 11, 1996, the Company acquired 98% of the issued and outstanding shares of Common Stock of Cheyenne Software, Inc. ("Cheyenne"), and on December 2, 1996 merged Cheyenne into one of its wholly owned subsidiaries. The aggregate purchase price of approximately $1.2 billion was funded from drawings under the Company's $2 billion credit agreements. Cheyenne was engaged in the design, development, marketing, and support of storage, management, security and communications software for desktops and distributed enterprise networks. The acquisition was accounted for as a purchase. The results of Cheyenne's operations have been combined with those of the Company since the date of acquisition.

The Company recorded a $598 million after-tax charge against earnings for the write-off of purchased Cheyenne research and development technology that had not reached the working model stage and has no alternative future
use.   Had this charge not been taken during the quarter ended December
31, 1996, net income and net income per share for the three and nine month periods ended December 31, 1996 would have been $285 million, or $.75 per share, and $628 million, or $1.65 per share, respectively.

On August 1, 1995, the Company acquired 98% of the issued and outstanding shares of Common Stock of Legent Corporation ("Legent"), and on November 6, 1995 merged Legent into one of its wholly owned subsidiaries. The aggregate purchase price of approximately $1.8 billion was funded from drawings under the Company's $2 billion credit agreement. Legent was engaged in the design, development, marketing, and support of a broad range of computer software products for the management of information systems used to manage mainframe, midrange, server, workstation and PC systems deployed throughout a business enterprise. The acquisition was accounted for as a purchase. The results of Legent's operations have been combined with those of the Company since the date of acquisition.

The Company recorded an $808 million after-tax charge against earnings for the write-off of purchased Legent research and development technology that had not reached the working model stage and has no alternative future use.
 Had this charge not been taken during the quarter ended September 30, 1995, net income for the nine month period ended December 31, 1995 would have been $487 million, or $1.28 per share.

     COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         DECEMBER 31, 1996

NOTE B --  ACQUISITIONS (continued)

The following table reflects pro forma combined results of operations (unaudited) of the Company, Legent and Cheyenne on the basis that the acquisition of Legent had taken place at the beginning of fiscal year 1996, and the acquisition of Cheyenne had taken place at the beginning of the fiscal year for all periods presented. The after-tax charges in fiscal years 1997 and 1996 of $598 million and $808 million, respectively, were recorded at the beginning of the fiscal year for each of the periods presented:


            (In millions, except per share amounts)

                            For the Nine Months      For the Three Months
                             Ended December 31,        Ended December 31,
                            -------------------      --------------------
                              1996      1995            1996      1995
                              ----      ----            ----      ----
Revenue                      $ 2,970   $ 2,617        $ 1,066    $ 1,061
Net Income                      (822)   (1,031)           270        218
Net Income per common share  $ (2.25)  $ (2.85)       $   .71    $   .57
Shares used in computation       365       362            382        381


The following table reflects pro forma combined results of operations (unaudited) of the Company, Legent and Cheyenne on the basis that the acquisition of Legent had taken place at the beginning of fiscal year 1996, and the acquisition of Cheyenne had taken place at the beginning of the fiscal year for all periods presented, and excludes the effect of the after-tax charges in fiscal years 1997 and 1996 of $598 million and $808 million:


            (In millions, except per share amounts)

                            For the Nine Months      For the Three Months
                             Ended December 31,        Ended December 31,
                            -------------------      --------------------
                              1996      1995            1996      1995
                              ----      ----            ----      ----
Revenue                      $ 2,970   $ 2,617        $ 1,066    $ 1,061
Net Income                       584       375            270        218
Net Income per common share  $  1.54   $   .99        $   .71    $   .57
Shares used in computation       380       380            382        381


In management's opinion, the pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of fiscal year 1996 or of future operations of the combined entities under the ownership and operation of the Company.

    COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996


NOTE C -- THE 1995 KEY EMPLOYEE STOCK OWNERSHIP PLAN

Under the 1995 Key Employee Stock Employee Ownership Plan (the "1995 Plan") the Stock Option and Compensation Committee of the Board of Directors (the "Committee") is authorized to grant, subject to the attainment of certain Common Stock price objectives, up to 13,500,000 shares of the Company's restricted Common Stock to three key executives. The Committee has initially reserved for grant 4,500,000 shares of Common Stock ("Initial Grant") and may reserve for grant up to an additional 9,000,000 shares (the "Additional Grants") based on achievement of certain
target price levels for the Company's Common Stock.   At December 31,
1996, all 9,000,000 shares of the Additional Grants had been reserved or qualify to be reserved for grant due to the achievement of the specified target prices.

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

RESULTS OF OPERATIONS

Revenue:

Total revenue for the quarter ended December 31, 1996 increased by 5%, or $49 million, over the prior year's comparable quarter. Revenue in North America exhibited strong growth representing 61% of the revenue in the December 1996 quarter compared to just 48% of revenue in the December 1995 quarter. North American revenue in fiscal 1997's third quarter increased 33% over last fiscal year's comparable quarter. The increase reflects acceptance of the Company's attractive enterprise pricing options, as well as continued growth of licensing fees from the Company's expanding
client/server products.   However, revenue from European units in this
fiscal year's third quarter was down substantially over that realized in last year's third quarter. This decrease is a result of difficulties encountered in our transition from mainframe to midrange product offerings in the European markets. Cheyenne product revenues contributed less than
5% to December 1996 quarterly revenue.   Quarterly maintenance revenues
increased $2 million, or 1% from last year's comparable quarter. Growth was dampened by the ongoing trend of site consolidations and expanding client/server revenues which yield lower maintenance. Price changes did not have a material impact in either quarter.

Costs and Expenses:

Selling, marketing and administrative expenses as a percentage of total revenue for the December 1996 quarter decreased to 33% from 37% for the December 1995 quarter. The percentage decrease reflects continued Company wide efforts to contain and control expenses. Net research and development expenditures increased $5 million, or 6%, over the December 1995 quarter. The addition of Cheyenne product development personnel, continued emphasis on adapting products for the client/server environment, broadened Internet/Intranet product offerings and the updating of various products to be year 2000 compliant were largely responsible for the increase. The absolute increase was mitigated by the Company's cost containment actions. Commissions and royalties as a percentage of revenue were 5% for both the December 1996 and 1995 quarters. Depreciation and amortization expense decreased $17 million in the December 1996 quarter over the December 1995 quarter, primarily due to the expected completion of amortization associated with the Online and Pansophic acquisitions, partially offset by the additional and accelerated purchased software

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

Costs and Expenses: (continued)

amortization associated with the Cheyenne acquisition. Net interest expense was $27 million for both the December 1996 and 1995 quarters.

Operating Margins:

The net loss for the December 1996 quarter was $313 million, or $.86 per share compared to a net income of $227 million, or $.60 per share in the December 1995 quarter. The net loss for the December 1996 quarter was entirely attributable to the $598 million after-tax charge for the write-off of Cheyenne purchased research and development technology that had not reached the working model stage and had no alternative future use. Net income in the December 1996 quarter excluding the after tax charge would have been $285 million, an increase of 25% over the December 1995 quarter.


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

The Company has traditionally reported lower profit margins in the first two quarters of each fiscal year than those experienced in the third and fourth quarters. As part of the annual budget process, management establishes higher discretionary expense levels in relation to projected revenue for the first half of the year. Historically, the Company's combined third and fourth quarter revenues have been greater than the first half of the year, as these two quarters coincide with the clients' calendar year budget period and the culmination of the Company's annual sales plan. Historically higher second half revenues have resulted in significantly higher profit margins since total expenses have not increased in proportion to revenue. However, past financial performance should not be considered to be a reliable indicator of future performance.

The Company's future operating results may be affected by a number of other factors, including, but not limited to: uncertainties relative to global economic conditions; prolonged regional slowdowns; market acceptance of competing technologies; the availability and cost of new solutions; the Company's ability to successfully manage the transition from a majority of revenue derived from the mainframe environment to client/server solutions; the strength of its distribution channels; the Company's ability to manage fixed and variable expense growth relative to revenue growth; and the Company's ability to effectively integrate acquired products and operations.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

For the quarter ended December 31, 1996, the Company's cash, cash equivalents and marketable securities balance increased by $39 million. This increase will be used to reduce bank debt during the next fiscal quarter and to repurchase shares of the Company's stock as part of its ongoing Common Stock repurchase program. During the quarter, outlays of approximately $1.1 billion for the acquisition of Cheyenne Software, Inc. were funded by drawings on the Company's debt facilities described below and cash generated from operations.

The Company has available a $700 million 364 day credit facility and a
$1.3 billion 5 year credit facility.   Borrowing costs and facility fees
are based upon the achievement of certain financial ratios. At December 31, 1996, $1,795 million was outstanding under the aforementioned two facilities. In addition, $320 million is outstanding under the 6.77% Senior Notes issued April 4, 1996.

The total purchased under the Company's various open market Common Stock repurchase programs was approximately 71.5 million shares as of December 31, 1996. The total shares available for repurchase at December 31, 1996 is approximately 37 million. These amounts reflect both the June 1996 and the August 1995 three-for-two stock splits.

The Company's capital resource requirements as of December 31, 1996 consisted of lease obligations for office space, computer equipment, mortgage or loan obligations and amounts due as a result of product and company acquisitions. It is expected that existing cash, cash equivalents, short term marketable securities, the availability of borrowings under committed and uncommitted credit lines, as well as cash provided from operations, will be sufficient to meet ongoing cash requirements.

PART II. OTHER INFORMATION

      Item 6:  Exhibits and Reports on Form 8-K

	    (a)  Exhibits.

		      None.


          (b)  Reports on Form 8-K.

               The Registrant filed a report on Form 8-K on November 22, 1996 reporting an event under Item 2 and providing financial statements and pro forms financial information in accordance with Item 7(a) and (b). The date of such report was November 11, 1996.




                                SIGNATURES



               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    COMPUTER ASSOCIATES INTERNATIONAL, INC.


     Dated:  February 4, 1997        By: /s/ Sanjay Kumar
                                         --------------------------------
						         Sanjay Kumar, President
						         and Chief Operating Officer


     Dated:  February 4, 1997        By: /s/ Peter Schwartz
                                         --------------------------------
						         Peter Schwartz
						         Sr. Vice President - Finance
						         (Chief Financial and
						         Accounting Officer)