Form 10-K
period 1997-03-31
COMPUTER ASSOCIATES INTERNATIONAL INC
filed 1997-05-28
CIK 356028

SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C. 20549

(Mark One)                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended March 31, 1997

                              OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

               Commission file number 0-10180

          COMPUTER ASSOCIATES INTERNATIONAL, INC.
  (Exact name of registrant as specified in its charter)

           Delaware                           13-2857434
(State or other jurisdiction of      (I.R.S. Employer Identification
incorporation or organization)                   Number)

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III to this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant:
The aggregate market value of the voting stock held by non-affiliates of the Registrant as at May 21, 1997 was $13,700,598,860 based on a total of 263,473,055 shares held by non-affiliates and the closing price on the New York Stock Exchange on that date which was $52.

Number of shares of stock outstanding at May 21, 1997:
362,086,976 shares of Common Stock, par value $.10 per share.

Documents Incorporated by Reference:
Part III - Proxy Statement to be issued in conjunction with Registrant's Annual Stockholders' Meeting.

PART I
Item 1. Business
(a) General Development of Business

  Computer Associates International, Inc. (the "Company" or
"Registrant") was incorporated in Delaware in 1974. In December 1981, the Company completed its initial public offering of Common Stock. The Company's Common Stock is traded on the New York Stock Exchange under the symbol "CA".

  The Company supplies an extensive array of systems management, information management, and business management software products for use on a variety of hardware platforms. Because of its independence from hardware manufacturers, the Company has been able to offer products for use on most of the existing major operating systems. The Company's products operate on over 40 different desktop, midrange and mainframe operating systems and platforms.

  The Company's portfolio of products has expanded significantly by employing a tripartite strategy comprised of the introduction of internally developed products, strategic alliances coupled with a series of company and product acquisitions, and integration of the two.

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

  In April 1996, the Company announced a restructuring with respect to its business applications solutions. Organized around the concept of self-contained operational units, the Company formed several new "independent Business Units" ("iBUs"). These iBUs are responsible for development, marketing, sales and support of their respective product areas. At the same time, in order to better maintain its commitment to delivering quality technical support for its clients throughout the world, the Company formed a technical services group, known as RaDFO (Research and Development Field Organization). This group serves as the bridge between the Company's sales and development organizations and provides the highest quality technical assistance and guidance to clients.

  In November 1996, the Company acquired Cheyenne Software, Inc. ("Cheyenne"). Cheyenne is operated as a division of the Company. Cheyenne develops software solutions for NetWare, Windows NT, UNIX, Macintosh, OS/2, Windows 3.1, and Windows 95 operating systems. This acquisition was accounted for using the purchase method of accounting. See Note 2 of Notes to Consolidated Financial Statements for additional information concerning acquisitions.

(b) Financial Information About Industry Segments

  The Company's business is in a single industry segment-the design, development, marketing, licensing and support of integrated computer software products operating on an equally diverse range of hardware platforms and operating systems.

  See Note 4 of Notes to Consolidated Financial Statements for financial data pertaining to geographic areas.

(c) Narrative Description of Business

General

  The Company designs, develops, markets and supports standardized computer software products for use with a broad range of desktop, midrange and mainframe computers from many different hardware manufacturers including, among others, IBM, Hewlett-Packard Company ("HP"), DIGITAL Equipment Corp. ("DEC"), Sun Microsystems Inc. ("Sun"), Data General Corp. ("DG"), Tandem Computers Inc. and Compaq Computer Corp.

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

Products

  The Company offers over 500 business enterprise systems management, information management, and business application solutions to a broad spectrum of organizations. Operating alone or in concert under the Company's layered development architecture, CA90s(r): Computing Architecture For The 90s, these products provide common solutions across multiple operating systems and hardware platforms. Using CA90s, the Company's developers create modular software designed to be continually and consistently improved. This pragmatic approach protects clients' investments by using scalar, evolutionary change rather than revolutionary disruption and waste. The Company's systems, application development, and database management software help clients migrate to client/server computing or build new client/server systems. The Company's integrated distributed systems management solutions manage this complex environment. Full-function client/server business applications simplify customization to unique business needs.

  The Company's products include a broad range of standardized systems management software products, which enable clients to use their total data processing resources-hardware, software, and personnel-more efficiently. Many of the Company's products provide tools to measure and improve computer hardware and software performance and programmer productivity. The Company provides products that effectively manage the complex, heterogeneous systems upon which businesses depend. The Company's solutions enable clients to use the latest technologies while preserving their substantial investments in hardware, software, and staff expertise.

  During the past fiscal year, the Company began full-scale delivery of Unicenter(r) TNG (The Next GenerationTM), the newest release of its systems management platform, Unicenter. Unicenter(r) TNGTM is an object-oriented solution that enables organizations to visualize and control their entire information technology infrastructure-including applications, databases, systems and networks-from a business perspective. This technology establishes a link between an organization's information technology resources and its business policies. Through Unicenter TNG, an organization can define its business policies, map these policies to particular resource management requirements, and then monitor resources for their support of specific business processes. The flexible Business Process ViewsTM can be customized to deliver information based on specific roles, locations, resources, and any other dimensions of control. To visualize the complex interactions and interdependencies of an enterprise's entire distributed environment, Unicenter TNG features a Real World InterfaceTM that incorporates 3-D animation and elements of virtual reality.

  Through the Cheyenne acquisition, the Company added to its product offerings a wide array of storage management, security, and communications products. These include the ARCserve(r) family of network backup software, InocuLAN(r), Cheyenne(r) HSM, JETserveTM and FAXserveTM. As a result of an alliance with DEC, CA and DEC will collaborate on future product development for enterprise management solutions, including tighter integration of Unicenter TNG with POLYCENTERTM capabilities. Through its subsidiary, InfrescoTM Corporation, the Company announced the availability of OPALTM 2.0. Using an intuitive business multimedia user interface, OPAL integrates existing enterprise class applications into a client solution that runs anywhere.

  With the Internet growing by 15 percent each month, it has emerged as the de facto communications platform. Recognizing the growth of the Internet as a platform for business computing, the Company announced a comprehensive set of products and services to help organizations create, manage and promote Web sites. These will be available through its NetHavenTM division. The Company also announced the availability of CA Discovery 2000TM. This is a combination of software and services to help reduce the costs associated with Year 2000 processing.

  Prices for the Company's products vary depending upon the type of license agreement, operating environment and platform chosen by the client. See "Narrative Description of Business-Licensing."

Sales and Marketing

  The Company distributes, markets and supports its products on a worldwide basis with its own employees and a network of independent value-added resellers, distributors and dealers. The Company has approximately 4,600 sales and sales support personnel engaged in promoting the licensing of the Company's products.

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

  The Company also operates through wholly owned subsidiaries located in 42 countries outside North America. Each of these subsidiaries is structured as an autonomous entity and markets all or most of the Company's products in its respective territory. In addition, the Company's products are marketed by independent distributors in those areas of the world where it does not have a direct presence. Revenue from independent distributors accounted for approximately 1% of the Company's fiscal 1997 revenue.

  The Company considers that it has established marketing and distribution channels in most areas of the world where the number of computer installations warrants the establishment of such channels. For fiscal year 1997 approximately 40% of the Company's revenue was derived from business outside North America. The percentages for revenue outside North America for fiscal year 1996 and 1995 were approximately 50% and 49%, respectively. Western Europe is the Company's most important foreign market. The Company believes that its operations outside the United States are located in countries which are politically stable, and that such operations are not exposed to any special or unusual risks. See Note 4 of Notes to Consolidated Financial Statements for further information concerning the Company's foreign operations.

  The Company's marketing and marketing services groups produce substantially all of the user documentation for its products, as well as promotional brochures, advertising and other business solicitation materials. The duties of these groups include the writing of the requisite materials, editing, typesetting, photocomposition and printing.

Licensing

  The Company does not sell or transfer title to its products to its clients. The products are licensed on a "right to use" basis pursuant to license agreements. Such licenses generally require that the client use the product only for its internal purposes at its own computer installation. In addition, the Company offers license agreements to facilities managers enabling them to use the Company's software in conjunction with their outsourcing business. Under certain circumstances, the Company will also license, on a non-exclusive basis, clients and other third parties as resellers of certain of the Company's products. The Company is encouraging value-added resellers ("VARs") to actively market the Company's products. VARs bundle the Company's products along with specialized consulting services to provide clients with a complete solution. Such VARs generally service a particular market or sector and provide enhanced user-specific solutions.

  The Company offers several types of mainframe licenses. Under the first, the client agrees to pay a one-time fee and an annual usage and maintenance fee. The annual usage and maintenance fees typically range from 9% to 20% of the then prevailing one-time fee for the product. Payment of the usage and maintenance fee entitles the client to receive technical support for the product from the Company and to receive all enhancements and improvements (other than optional features subject to a separate charge) to the product developed by the Company during the period covered. A second alternative is the term license under which the client agrees to pay a fixed fee and in return receives the right to use the product for a specified term ranging from one month to three years. Upon expiration of this period, a term license must be renewed for continued use of the product, and the then prevailing term license fee paid. Maintenance and support is included in the term license fee. The Company offers a third alternative which combines elements of the other licensing options in that the client pays an initial licensing fee and a periodic license fee including maintenance to continue using the product. The Company also offers licenses for products and groups of products based on the size of an enterprise's computing power as measured in MIPS-millions of instructions per second. Usage of software programs under the enterprise-wide licensing options may be expanded to subsidiaries and other related entities on a national or worldwide basis, regardless of the number, size and location of the data centers or central processing units ("CPUs") in use. Under this option, the client is free to reallocate hardware or modify user configurations without incremental costs. One-time license fees under the first alternative range between $1,500 and $1,200,000, and three-year term license fees range between $1,000 and $805,000. Pricing under enterprise-wide licensing options is dependent on contracted levels of usage.

  The Company's midrange and UNIX-based software products are licensed to end users on a CPU basis, number of concurrent users basis, or based on the size of the enterprise in terms of computing power, as measured in Power Units. Maintenance and support services, primarily provided through telephone contact with employees of the Company, may be purchased for an additional fee.

  The Company's micro software products are licensed to end users upon payment of a fixed fee. Suggested license fees range between $100 and $4,500 per copy, dependent upon the product and number of users licensed. The Company also offers site licenses on micro software products providing pricing advantages based on the number of copies licensed. Maintenance is also available on a site-license basis under terms and conditions similar to those for mainframe software licenses.

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

  Although no company competes with the Company across its entire software product line or a significant portion thereof, the Company considers at least 75 firms to be directly competitive with one or more of the Company's systems software packages. In database management systems, graphics and applications software for the desktop, midrange and mainframe environments, there are hundreds of companies, whose primary business focus is on at least one but not all of these solutions. Certain of these companies have substantially larger operations than the Company's in these specific niches. Many companies, large and small, use their own technical personnel to develop programs similar to those of the Company; these may rightly be seen as competitors of the Company. The Company believes that the most important considerations for potential purchasers of software packages are: product capabilities; ease of installation and use; dependability and quality of technical support; documentation and training; the experience and financial stability of the vendor; integration of the product line; and, to a lesser extent, price. Price is a stronger factor in the client/server and microcomputer marketplace.

  The Company's future operating results may be affected by a number of factors, including, but not limited to: uncertainties relative to global economic conditions; market acceptance of competing technologies; the availability and cost of new solutions; its ability to successfully maintain or increase market share in its core business while expanding its product base into other markets; its ability to recruit and retain qualified personnel; the strength of its distribution channels; its ability to effectively manage fixed and variable expense growth relative to revenue growth; possible disruptions resulting from organizational changes; and its ability to effectively integrate acquired products and operations.

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

Clients

  No individual client accounted for a material portion of the Company's revenue during any of the past three fiscal years. Since the bulk of the Company's software is used with relatively expensive computer hardware, most of its revenue are derived from companies which have the resources to make a substantial commitment to data processing and their computer installations. Most of the world's major companies use one or more of the Company's software packages. The Company's software products are generally used in a broad range of industries, businesses and applications. The Company's clients include manufacturers, financial service providers, banks, insurance companies, educational institutions, hospitals, and government agencies. The Company's products are also sold to and through microcomputer distributors and value-added resellers.

Product Development

  The history of the computer industry has seen rapid changes in hardware and software technology. The Company must maintain the usefulness of its products as well as modify and enhance its products to accommodate changes to, and to ensure compatibility with, hardware and software.

  To date, the Company has been able to adapt its products to such changes and, as described more fully in "Narrative Description Of Business-Products," the Company believes that it will be able to do so in the future. Computer software vendors must also continually ensure that their products meet the needs of clients in the ever-changing marketplace. Accordingly, the Company has the policy of continually enhancing, improving, adapting and adding new features to its products, as well as developing additional products. The Company offers a facility, CA-Uniservice, for many of its software products whereby problem diagnosis, program "fixes" and other mainframe services can be provided online between the client's installation and the support facilities of the Company. CA-TCCSM (Total Client Care), another facility, provides a major extension to existing support services of the Company by offering access to the Company's client support database. In addition, the Company offers support services online via the Internet. These services have contributed to the Company's ability to provide maintenance more efficiently.

  Product development work is primarily done at the Company's facilities in Alameda, California; San Diego, California; Santa Clara, California; Maitland, Florida; Chicago, Illinois; Andover, Massachusetts; Marlborough, Massachusetts; Westwood, Massachusetts; Mount Laurel, New Jersey; Princeton, New Jersey; Islandia, New York; Lake Success, New York; Columbus, Ohio; Pittsburgh, Pennsylvania; Dallas, Texas; Herndon, Virginia; and Bellevue, Washington. The Company also performs product development in Sydney, Australia; Vienna, Austria; Brussels, Belgium; Vancouver, Canada; Slough, England; Paris, France; Darmstadt, Germany; Tel Aviv, Israel; and Milan, Italy. For its fiscal years ended March 31, 1997, 1996, and 1995, product development costs charged to operations were $318 million, $285 million, and $233 million, respectively. In fiscal years 1997, 1996, and 1995, the Company capitalized $18 million, $16 million, and $16 million, respectively, of internally developed software costs.

  Certain of the Company's products were acquired from other companies and individuals. The Company continues to seek synergistic companies, products and partnerships. The purchase price of acquired products is capitalized and amortized over a period not exceeding five years.

Employees

  As of March 31, 1997, the Company had approximately 9,850 employees of whom approximately 1,600 were located at its headquarters facilities in Islandia, New York; approximately 4,400 were located at other offices in the United States, and approximately 3,850 were located at its offices in foreign countries. Of the total employees, approximately 3,050 were engaged in product development efforts and 4,600 were engaged in sales and sales support functions. The Company believes its employee relations are excellent.

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

  The Company leases approximately 60 office facilities throughout the United States, and approximately 95 office facilities outside the United States. Expiration dates on material leases range from fiscal 1998 to 2021.

  The Company owns a 700,000 square-foot headquarters in Islandia, New York. The Company's subsidiary in Germany owns two buildings totaling approximately 120,000 square feet. The Company also owns various office facilities in the United States ranging from 50,000 to 250,000 square feet. The Company has announced plans to build a significant facility in the United Kingdom.

  The Company owns various computer, telecommunications and electronic equipment. It also leases IBM, DEC, HP, and DG computers located at the Company's facilities in Islandia, New York; Princeton, New Jersey; San Diego, California; and Chicago, Illinois. This equipment is used for the Company's internal product development, for technical support efforts and for administrative purposes. In addition, each of the Company's subsidiaries outside the U.S. leases certain computer hardware enabling them to communicate with all other offices of the Company through a dedicated worldwide network. The Company considers its computer and other equipment to be adequate for its needs. See Note 7 of Notes to Consolidated Financial Statements for information concerning lease obligations.

Item 3. Legal Proceedings

  The Company, various subsidiaries and certain current and former officers have been named as defendants in various claims and lawsuits arising in the normal course of business. The Company believes that the facts do not support the plaintiffs' claims and intends to vigorously contest each of them.

Item 4. Submission of Matters to Vote of Security Holders

  None.

Executive Officers of the Registrant

  The name, age, present position, and business experience of all executive officers of the Company as of May 22, 1997 are listed below:


       Name                  Age    Position
Charles B. Wang (1)	 	52	Chairman, Chief Executive Officer
                                    and Director

Sanjay Kumar (1)              35    President, Chief Operating Officer
                                    and Director

Russell M. Artzt (1)          50    Executive Vice President-Research
                                    and Development and Director

Charles P. McWade             52    Senior Vice President-Finance

Peter A. Schwartz             53    Senior Vice President-Finance and
                                    Chief Financial Officer

Ira Zar                       35    Senior Vice President and Treasurer

Michael A. McElroy            52    Vice President and Secretary

(1) Member of the Executive Committee


  Mr. Charles B. Wang has been Chief Executive Officer and a Director of the Company since June 1976 and Chairman of the Board since April 1980.

  Mr. Kumar joined the Company with the acquisition of UCCEL in August 1987. He was elected President, Chief Operating Officer and a Director effective January 1994, having previously served as Executive Vice President-Operations from January 1993 to December 1993, and Senior Vice President-Planning from April 1989 to December 1992.

  Mr. Artzt has been with the Company since June 1976. He has been Executive Vice President-Research and Development of the Company since April 1987 and a Director of the Company since November 1980.

  Mr. McWade has been Senior Vice President-Finance of the Company since April 1990, having served in various financial positions including Treasurer from April 1988 to March 1994. Mr. McWade joined the
Company in October 1983.

  Mr. Schwartz has been Senior Vice President-Finance and Chief
Financial Officer of the Company since April 1987. He has served in various financial roles since joining the Company in July 1983.

  Mr. Zar was elected Senior Vice President and Treasurer effective April 1994, having previously served as Vice President-Finance since April 1990. Mr. Zar joined the Company in June 1982.

  Mr. McElroy was elected Secretary of the Company effective January 1997, and has been a Vice President of the Company since April 1989. He joined the Company in January 1988 and served as Secretary from April 1988 through April 1991.

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



                        Fiscal 1997               Fiscal 1996
                     High         Low          High         Low
Fourth Quarter       $ 49.00      $ 38.13      $ 50.58      $ 35.25
Third Quarter        $ 67.25      $ 48.75      $ 45.25      $ 25.08
Second Quarter       $ 63.13      $ 40.50      $ 33.89      $ 27.17
First Quarter        $ 54.08      $ 44.00      $ 32.45      $ 24.78


  On March 31, 1997, the closing price for the Company's Common Stock on the New York Stock Exchange was $ 38.88. The Company currently has approximately 8,500 record stockholders.

  The Company has paid cash dividends in July and January of each year since July 1990 and intends to continue that policy. The Company's most recent dividend, paid in January 1997, was $ .05 per share.

  References to prices per share have been adjusted to reflect three-for-two stock splits effective August 21, 1995 and June 19, 1996.

Item 6. Selected Financial Data

  The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes included elsewhere in this Annual Report on Form 10-K.



                                 Year Ended March 31,
                           ------------------------------------------
INCOME STATEMENT DATA      1997(1)  1996(2)  1995(3)  1994    1993
                           ------------------------------------------
(in millions, except per share amounts)
Revenue                    $4,040   $3,505   $2,623   $2,148  $1,841
Net income (loss)             366      (56)     432      401     246
- Per common share(4)      $  .97   $ (.16)  $ 1.14   $ 1.04  $  .64
Dividends declared per
 common share(4)             .097     .091     .089     .062    .045



                                          March 31,
                           ------------------------------------------
BALANCE SHEET DATA         1997(1)  1996(2)  1995(3)  1994    1993
                           ------------------------------------------
(in millions)
Cash from operations       $   790  $   619  $   489  $   480 $   416
Working capital(deficiency)     53      (53)     300      451     341
Total assets                 6,084    5,016    3,269    2,492   2,349
Long-term debt
 (less current maturities)   1,663      945       50       71     167
Stockholders' equity         1,503    1,482    1,578    1,243   1,055

(1) Includes an after-tax write-off of $598 million related to the acquisition of Cheyenne Software, Inc. in November 1996. See Note 2 of Notes to Consolidated Financial Statements for additional information.

(2) Includes an after-tax write-off of $808 million related to the acquisition of Legent Corporation in August 1995. See Note 2 of Notes to Consolidated Financial Statements for additional information.

(3) Includes an after-tax write-off of $154 million related to the acquisition of The ASK Group, Inc. in June 1994.

(4) Adjusted to reflect three-for-two stock splits effective August 21, 1995 and June 19, 1996.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

  The Annual Report on Form 10-K contains certain forward-looking statements and information relating to the Company that are based on the beliefs and assumptions made by the Company's management as well as information currently available to management. When used in this document, the words "anticipate," "believe," "estimate," and "expect" and similar expressions, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.

Fiscal Year 1997

  Total revenue for fiscal year 1997 was $4.0 billion, an increase of 15% over the $3.5 billion recorded in fiscal year 1996. This increase reflects the expanded demand for the Company's products, particularly its Unicenter family. The Cheyenne division's desktop and local area network products acquired in November 1996 contributed marginally to the increase. Revenue in North America increased 40% for fiscal year 1997 due to strong acceptance of the Company's client/server software solutions and the ongoing increases in client computing capacity needs (as measured in MIPS). International revenue decreased 9% in fiscal year 1997 compared with fiscal year 1996. This was caused by a combination of operational difficulties in refocusing the European sales and marketing resources from mainframe to client/server sales opportunities, exacerbated by economic conditions including a weakening of the local currencies against the U.S. Dollar. Maintenance revenue increased 2%, or $11 million in fiscal year 1997. This increase is due in part to the addition of a full year of Legent maintenance revenue, partially offset by the ongoing trend of site consolidations, and escalating client/server revenue which generate lower maintenance revenue. Foreign exchange rate movements negatively affected total revenue in fiscal year 1997 by approximately $43 million or slightly more than 1%. Price changes did not have a material impact in either year.

  Selling, marketing and administrative expenses for fiscal year 1997 decreased to 36% of revenue from 39% in fiscal year 1996. This reduction is a function of the continued corporate-wide effort to reduce fixed and administrative costs as well as operating efficiencies realized from integration of the Cheyenne and Legent acquisitions. In fiscal year 1997, new product research and development expenditures increased
$33 million, or 12%. The continued emphasis on adapting products for client/server environments and the addition of Cheyenne development personnel were largely responsible for this increase. Commissions and royalties were approximately 5% of total revenue for both fiscal year 1997 and 1996. Depreciation and amortization expense increased $20 million, or 5% in fiscal year 1997 over fiscal year 1996. This rise is largely the result of an additional $31 million associated with the Cheyenne acquisition partially offset by decreased amortization from previous acquisitions. For fiscal year 1997 net interest expense was $102 million, an increase of $31 million over fiscal year 1996. The increase is attributable to the higher debt levels associated with borrowings used to finance the Cheyenne acquisition.

  The charge of $598 million in fiscal year 1997 is a write-off of purchased research and development technology that had not reached the working model stage and has no alternative future use. Fiscal year
1997 had a pre-tax profit of $932 million compared to the pre-tax loss of $100 million in fiscal year 1996. The pre-tax amounts for both fiscal years 1997 and 1996 include research and development charges relating to the acquisitions of Cheyenne and Legent of $598 million and $1,303 million, respectively. Excluding these charges, pre-tax income for fiscal year 1997 was $1,530 million compared to $1,203 million in fiscal year 1996, an increase of $327 million, or 27%. The Company has changed its accounting in fiscal year 1997 for deferred taxes on purchased research and development. See Note 1 to Notes to Consolidated Financial Statements. The consolidated effective tax rate, excluding the research and development charges for fiscal year 1997 was 37% versus 37.5% in fiscal year 1996. Including the aforementioned purchased research and development charge, net income for fiscal year 1997 was $366 million compared to a net loss of $56 million for fiscal year 1996. Without these charges in fiscal years 1997 and 1996, net income was $964 million, or $2.54 per share, and $752, or $1.99 per share, respectively.

Fiscal Year 1996

  Total revenue for fiscal year 1996 of $3.5 billion increased 34% over the $2.6 billion recorded in fiscal year 1995. The increase reflects continued demand for less restrictive enterprise licensing pricing options, as well as the continued growth of licensing fees for the Company's client/server products. In addition, the inclusion of Legent mainframe and client/server products acquired in August 1995 contributed to revenue growth. International revenue increased 34% during fiscal year 1996. Relatively stable economic conditions and continued expansion of foreign markets, especially relating to Legent products were largely responsible for this growth. Maintenance revenue was essentially unchanged; increasing 1% or $10 million primarily due to the acquisition of the Legent client base, partially offset by the ongoing trend of site consolidations as well as expanding client/server revenue which yield lower maintenance. Foreign exchange rate movements, had a positive impact on revenue comparisons with fiscal year 1995 of approximately 1%. Price changes did not have a material impact in either year.

  Selling, marketing and administrative expenses for fiscal year 1996 decreased to 39% of revenue from 40% in fiscal year 1995. This percentage reduction reflects higher revenue achievement without a proportionate increase in total fixed and administrative costs as well as operating efficiencies realized from the acquisitions of Legent and ASK. Net research and development expenditures increased $53 million, or 23%, for fiscal year 1996 over the prior fiscal period. The addition of Legent product and development personnel, the expanded emphasis on adapting products for the client/server environment and introduction of Internet/Intranet products were largely responsible for this increase. Commissions and royalties approximated 5% of revenue for both fiscal year 1996 and 1995. Depreciation and amortization expense increased 57%, or $147 million in fiscal year 1996 over fiscal year 1995, primarily as a result of additional and accelerated purchased software amortization associated with the Legent acquisition.

  Approximately $150 million of additional amortization expense during fiscal 1996 was directly attributable to the Legent acquisition. Net interest expense for fiscal year 1996 was $71 million, an increase of approximately $63 million over fiscal year 1995, reflecting the higher debt levels associated with borrowings used to finance the Legent acquisition.

  A pre-tax purchased research and development charge of $1,303 million is included in fiscal year 1996 total expenses. A pre-tax charge of $249 million for purchased research and development relating to the ASK acquisition is included in fiscal year 1995 total expenses. The charge represents a write-off of purchased research and development technology that had not reached the working model stage and had no alternative future use. Fiscal year 1996 had a pre-tax loss of $100 million compared to the $697 million pre-tax income in fiscal year 1995. The pre-tax amounts for both fiscal years 1996 and 1995 include charges relative to the acquisitions of Legent and ASK, respectively. Excluding the fiscal year 1996 Legent charge of $1,303 million and fiscal year 1995 ASK charge of $249 million, pre-tax income for fiscal year 1996 was $1,203 million compared to $946 million in fiscal year 1995, an increase of $257 million, or 27%. The consolidated effective tax rate for fiscal year 1996 reflects a tax benefit of 44%. Without the effect of the Legent charge, the consolidated effective tax rate would have been 37.5% in fiscal 1996 versus 38% in fiscal 1995. Fiscal year 1996 had a net loss of $56 million, including the previously mentioned charge. Excluding the aforementioned charges in fiscal 1996 and 1995, net income was $752 million compared to $586 million in fiscal year 1995. This $166 million increase over fiscal year 1995 was a 28% improvement. Net income per share excluding both charges was $1.99 in 1996 compared to $1.55 for 1995, also an increase of 28%.

  The Company's foreign subsidiaries operate as distributors for the products of the Company. As such, the subsidiaries pay royalties to the Company on revenue generated from the licensing of products. After payment of such royalties, these foreign subsidiaries had net income of $265 million, $225 million, and $155 million, in fiscal years 1997, 1996, and 1995, respectively. See Note 4 of Notes to Consolidated Financial Statements.

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


Selected Unaudited Quarterly Information
(in millions, except per share amounts)

                          -------------------------------------------
1997 Quarterly Results    June 30  Sept. 30 Dec.31(1) Mar.31 Total(1)
                          -------------------------------------------
Revenue                   $  792   $  990   $ 1,053   $ 1,205 $ 4,040
Percent of total revenue      20%      24%       26%       30%    100%
Net income (loss)            120      223      (313)      336     366
- Per common share(3)     $  .32   $  .59   $  (.86)  $   .90 $   .97


                          --------------------------------------------
1996 Quarterly Results    June 30  Sept.30  Dec.31(1) Mar.31  Total(1)
                          --------------------------------------------
Revenue                   $  578   $  812   $ 1,004   $ 1,111 $ 3,505
Percent of total revenue      16%      23%       29%       32%    100%
Net income (loss)             89     (637)      227       265     (56)
- Per common share(3)     $  .23   $(1.76)  $   .60   $   .70 $  (.16)

(1) Includes an after-tax write-off of $598 million related to the acquisition of Cheyenne Software, Inc. in November 1996. See Note 2 of Notes to Consolidated Financial Statements for additional information.

(2) Includes an after-tax write-off of $808 million related to the acquisition of Legent Corporation in August 1995. See Note 2 of Notes to Consolidated Financial Statements for additional information.

(3) Adjusted to reflect three-for-two stock splits effective August 21, 1995 and June 19, 1996.


  The Company has historically reported lower profit margins for the first two quarters of each fiscal year than those experienced in the third and fourth quarters. As part of the annual budget process, management establishes higher discretionary expense levels in relation to revenue for the first half of the year. Historically, the Company's combined third and fourth quarter revenue have been greater than the first half of the year, as these two quarters coincide with clients' calendar year budget periods and the culmination of the Company's annual sales plan. These historically higher second half revenue have resulted in significantly higher profit margins since total expenses have not increased in proportion to revenue. However, past financial performance should not be considered to be a reliable indicator of future performance.

  The Company's future operating results may be affected by a number of factors, including, but not limited to: uncertainties relative to global economic conditions; market acceptance of competing technologies; the availability and cost of new solutions; its ability to successfully maintain or increase market share in core businesses while expanding its product base into other markets; the strength of its distribution channels; its ability to effectively manage fixed and variable expense growth relative to revenue growth; and its ability to effectively integrate acquired products and operations.

  There have been no special marketing programs by the Company which have had a material effect on the revenue or net income of any given quarterly period.

Foreign Currency Exchange

  Uncertainty in world economies and the expectations for higher U.S. interest rates caused a gradual strengthening of the U.S. Dollar during fiscal year 1997. Approximately 40% of the Company's total revenue in fiscal year 1997, 50% in fiscal year 1996 and 49% in fiscal year 1995, was derived from sales outside of North America. The net income effect of foreign currency exchange rate fluctuations versus the U.S. Dollar on international revenue is largely offset to the extent expenses of the Company's international operations are incurred and paid for in the same currencies as those of its revenue. During fiscal 1997, the net income effect of foreign exchange losses was approximately $7 million. A foreign currency translation adjustment of $74 million was charged to Stockholders' Equity in fiscal year 1997. As part of its risk management strategy, the Company did not enter into any foreign exchange derivative transactions during fiscal years 1997 and 1996.

Liquidity and Capital Resources

  In April 1996, the Company restructured a portion of its debt by completing a $320 million private placement of debt. The private placement offered the Company to lock in favorable interest rates while extending the maturity of its debt.

  In July 1996, the Company restructured its $2 billion 5-year reducing revolving credit facility into a $700 million 364-day revolving credit agreement and a $1.3 billion 5-year revolving credit agreement. Under both credit agreements, borrowings are subject to interest primarily at the prevailing London Interbank Rate ("LIBOR") plus a fixed spread dependent on the achievement of certain financial ratios. The agreements call for a facility fee and are also dependent on the achievement of certain financial ratios. The Company must also maintain certain financial conditions under the agreements. Additionally, the Company has $24 million of unsecured and uncommitted multicurrency lines of credit available. These multicurrency facilities were established to meet any short-term working capital requirements for subsidiaries principally outside the United States. Peak borrowing under these financing arrangements were $1,850 million during fiscal 1997, and the weighted average interest rate for these borrowing was 5.8%. Peak borrowing under credit facilities during fiscal 1996 were $1,845 million and the weighted average interest rate for those borrowings was 6.5%. At March 31, 1997, approximately $1,845 million was outstanding under these credit arrangements.

  Cash from operations for the year ended March 31, 1997 increased by $171 million, or 28%, over the prior fiscal year. The increase was primarily due to higher net income. Accounts receivable balances increased during fiscal 1997, as the Company continues to use installment payment plans as a competitive advantage during the sales process. Clients show an increased willingness to finance their licensing fees. The Company has chosen to maintain its own financing plans instead of using third parties, such as banks or financial institutions, to arrange client financing. Cash generated from operations and the proceeds from the sale of marketable securities were used, in part, to purchase over $300 million of treasury stock during the fiscal year. The balance of the cash generated from operations was used to partially repay debt drawn to fund the Company's November 1996 $1.2 billion purchase of Cheyenne.

  The Company's capital resource commitment as of March 31, 1997, consisted of lease obligations for office facilities, computer equipment, a mortgage obligation, and amounts due from the acquisition of products and companies. In addition, the Company is proceeding with a project to purchase land and a building for approximately $150 million in the United Kingdom. The Company intends to meet its existing and planned commitments from its available funds and credit facilities. See Notes 6 and 7 of Notes to Consolidated Financial Statements for details concerning commitments.

  The Company believes that the foregoing sources of liquidity, plus existing cash and marketable securities of $199 million as of March 31, 1997, are adequate for its foreseeable needs.

  During fiscal 1997, the Company announced that it increased the authorized amount of shares to be repurchased by 18.8 million bringing the total authorized under the Company's various repurchase programs to
108.8 million shares. Approximately 7 million shares were repurchased during fiscal 1997, bringing the total repurchased under the various plans to 78 million. Approximately 30 million shares remain authorized for repurchase. All references to share amounts have been adjusted for three-for-two stock splits effective August 21, 1995 and June 19, 1996.

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

PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-
K

(a) (1) The Registrant's financial statements together with a separate table of contents are annexed hereto.

    (2) Financial Statement Schedules are listed in the separate table of contents annexed hereto.

    (3)  Exhibits.


REGULATION S-K
EXHIBIT NUMBER
--------------
3(i)(a) Restated Certificate of   Previously filed as Exhibit 3.1
        Incorporation.            to the Company's Registration
                                  Statement on Form S-1(Registration
                                  No. 2-74618) and incorporated herein
                                  by reference.

3(i)(b) Certificate of Amendment  Previously filed as Exhibit 3.2 to
        of the Restated           the Company's Registration
        Certificate of            Statement on Form S-1 (Registration
        Incorporation.            No. 2-84239) and Incorporated herein
                                  by reference.


REGULATION S-K
EXHIBIT NUMBER
--------------

3(i)(c) Certificate of Amendment  Previously filed on Form 8 dated
        of the Restated           January 22, 1986 to Form 10-Q for
        Certificate of            fiscal quarter ended September 30,
        Incorporation.            1985, and incorporated herein by
                                  reference.

3(i)(d) Certificate of Amendment  Previously filed as Exhibit 3(d) to
        of the Restated           the Company's Annual Report on Form
        Certificate of            10-K for the fiscal year ended March
        Incorporation.            31, 1988 (File No. 0-10180) and
                                  incorporated herein by reference.

3(i)(e) Certificate of Amendment  Previously filed as Exhibit 3(e) to
        of the Restated           the Company's Annual Report on Form
        Certificate of            10-K for the fiscal year ended March
        Incorporation.            31, 1990 (File No. 0-10180) and
                                  incorporated herein by reference.

3(i)(f) Certificate of Amendment  Previously filed as Exhibit 3(i)(f)
        of the Restated           to the Company's Form 10-Q for the
        Certificate of            fiscal quarter ended September 30,
        Amendment.                1996 (File No. 0-10180) and
                                  incorporated herein by reference.

3(ii)   By-Laws.                  Previously filed as an Exhibit to
                                  the Company's Form 10-Q for fiscal
                                  quarter ended September 30, 1993
                                  (File No. 0-10180) and incorporated
                                  herein by reference.

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

4(b)    Supplemental Indenture    Previously filed as Exhibit A to the
        dated as of September     Company's Annual Report on Form 10-K
        25,1991 between On-Line   for the fiscal year ended March 31,
        Software International,   1992 (File No. 0-10180) and
        Inc. and Manufacturers    incorporated herein by reference.
        Hanover Trust Company
        with respect to the 6 1/4%
        Convertible Subordinated
        Debentures due 2002 of the
        Company's wholly owned
        subsidiary.

4(c)    Certificate of            Previously filed as Exhibit 3 to the
        Designation of Series One Company's Current Report on Form 8-K
        Junior Participating      dated June 18, 1991 and incorporated
        Preferred Stock, Class    herein by reference.
        A of the Company.


REGULATION S-K
EXHIBIT NUMBER
--------------
4(d)    Rights Agreement dated as Previously filed as Exhibit 4 to the of June 18, 1991 between  Company's Current Report on Form 8-K
        the Company and           dated June 18, 1991 and
        Manufacturers Hanover     incorporated herein by reference.
        Trust Company.

4(e)    Amendment No.1 dated May  Previously filed as Exhibit C to the
        17, 1995 to Rights        Company's Annual Report on Form 10-K
        Agreement dated as of     for the fiscal year ended March 31,
        June 18, 1991.            1995 (File No. 0-10180) and
                                  incorporated herein by reference.

10(a)   1981 Incentive Stock      Previously filed as Exhibit 10.5 to
        Option Plan.              the Company's Registration Statement
                                  on Form S-1 (Registration 2-74618)
                                  and incorporated herein by reference.

10(b)   1987 Non-Statutory Stock  Previously filed as Appendix C to
        Option Plan.              the Company's definitive Proxy
                                  Statement dated July 1, 1987 and
                                  incorporated herein by reference.

10(c)   Amendment No. 1 to the    Previously filed as Exhibit C to the
        1987 Non-Statutory Stock  Company's Annual Report on Form 10-K
        Option Plan dated         for the fiscal year ended March 31,
        October 20, 1993.         1994 and incorporated herein by
                                  reference.

10(d)   1991 Stock Incentive Plan Previously filed as Exhibit A to the
        ,as amended by Amendment  Company's definitive Proxy Statement
        No. 1 thereto.            dated July 11, 1991 and incorporated
                                  herein by reference.

10(e)   Amendment No. 2 to the    Previously filed as Exhibit D to the
        1991 Stock Incentive Plan Company's Annual Report on Form 10-K
        dated October 20, 1993.   for the fiscal year ended March 31,
                                  1994 and incorporated herein by
                                  reference.

10(f)   Amendment No. 3 to the    Previously filed as Exhibit C to the
        1991 Stock Incentive Plan Company's Annual Report on Form 10-K
        dated August 9, 1995.     for the fiscal year ended March 31,
                                  1996 and incorporated herein by
                                  reference.

10(g)   1993 Stock Option Plan    Previously filed as Annex 1 to the
        for Non-Employee          Company's definitive Proxy Statement
        Directors.                dated July 7, 1993 and incorporated
                                  herein by reference.


REGULATION S-K
EXHIBIT NUMBER
--------------
10(h)   Amendment No. 1 to the    Previously filed as Exhibit E to the
        1993 Stock Option Plan    Company's Annual Report on Form 10-K
        for Non-Employee          for the fiscal year ended March 31,
        Directors dated October   1994 and incorporated herein by
        20, 1993.                 reference.

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

10(k)   1995 Key Employee Stock   Previously filed as Exhibit B to the
        Ownership Plan.           Company's definitive Proxy Statement
                                  dated July 7, 1995 and incorporated
                                  herein by reference.

10(l)   Amended and Restated      Previously filed as Exhibit 1
        Credit Agreement dated    to the Company's Form 10-Q for fiscal
        July 3, 1996 among the    quarter ended June 30, 1996 (File No.
        Company, various banks    0-10180) and incorporated herein by
        and financial             reference.
        institutions and Credit
        Suisse, as agent.

10(m)   Credit Agreement, dated   Previously filed as Exhibit 2
        July 3, 1996, among the   to the Company's Form 10-Q for the
        Company, various banks    fiscal quarter ended June 30, 1996
        and financial titutions   (File No.0-10180) and incorporated
        institutions and Credit   herein by reference.
        Suisse, as agent.

10(n)   Note Purchase Agreement   Previously filed as Exhibit D
        dated as of April 1,1996. to the Company's Annual Report on
                                  Form 10-K for the fiscal year ended
                                  March 31, 1996 and incorporated
                                  herein by reference.

10(o)   1996 Deferred Stock Plan  Previously filed as Exhibit A
        for Non-Employee          to the Company's definitive Proxy
        Directors.                Statement dated July 8, 1996 and
                                  incorporated herein by reference.

21      Subsidiaries of the       Filed herewith.
        Registrant.

23      Consent of Ernst & Young  Filed herewith.
        LLP.


(b) Reports on Form 8-K.

    There were no current reports on Form 8-K filed during the fiscal quarter ended March 31, 1996.

(c) Exhibits: See Index to Exhibits.

(d) Financial Statement Schedules: The response to this portion of Item 14 is submitted as a separate section of this report.

  For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, as amended, the undersigned Registrant hereby undertakes as set forth in the following paragraph, which undertaking shall be incorporated by reference into Registrant's Registration Statements on Form S-8 Nos. 333-19071 (filed December 31, 1996), 33-64377 (filed
November 17, 1995), 33-53915 (filed May 31, 1994), 33-53572(filed
October 22, 1992), 33-34607 (filed April 27, 1990), 33-18322 (filed
December 4, 1987), 33-20797 (filed December 19, 1988), 2-92355 (filed
July 23, 1984), 2-87495 (filed October 28, 1983) and 2-79751 (filed
October 6, 1982).

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


                              COMPUTER ASSOCIATES INTERNATIONAL, INC.


                              By     /s/ CHARLES B. WANG
                                -------------------------------------
                                         Charles B. Wang
                                            Chairman
                                     Chief Executive Officer

                              By     /s/ PETER A. SCHWARTZ
                                -------------------------------------
                                         Peter A. Schwartz
                                    Senior Vice President-Finance
                              Principal Financial and Accounting Officer

Dated: May 23, 1997


  Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

          Name                                Title
       ----------                           ----------

    /s/ CHARLES B. WANG                      Chairman
   -------------------------------         and Director
        Charles B. Wang

    /s/ SANJAY KUMAR                         Director
   -------------------------------
        Sanjay Kumar

    /s/ RUSSELL M. ARTZT                     Director
   -------------------------------
        Russell M. Artzt

    /s/ WILLEM F.P. de VOGEL                 Director
   --------------------------------
        Willem F.P. de Vogel

    /s/ IRVING GOLDSTEIN                     Director
   --------------------------------
        Irving Goldstein

    /s/ RICHARD A. GRASSO                    Director
   --------------------------------
        Richard A. Grasso

    /s/ SHIRLEY STRUM KENNY                  Director
   --------------------------------
        Shirley Strum Kenny

Dated: May 23, 1997

       COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                          ISLANDIA, NEW YORK
               -----------------------------------------

                    ANNUAL REPORT ON FORM 10-K
              ITEM 8, ITEM 14(a)(1) AND (2) AND ITEM 14(d)

                LIST OF FINANCIAL STATEMENTS AND
                  FINANCIAL STATEMENT SCHEDULES

                    FINANCIAL STATEMENTS AND
                  FINANCIAL STATEMENT SCHEDULES
               ------------------------------------------

                    YEAR ENDED MARCH 31, 1997


                                                               Page

  The following consolidated financial statements of Computer
Associates International, Inc. and subsidiaries are included in Item 8:

Report of Independent Auditors                                  19

Consolidated Balance Sheets-March 31, 1997 and 1996             20

Consolidated Statements of Operations-Years Ended
March 31, 1997, 1996, and 1995                                  22

Consolidated Statements of Stockholders' Equity-Years
Ended March 31, 1997, 1996,   and 1995                          23

Consolidated Statements of Cash Flows-Years Ended March 31,
1997, 1996, and 1995                                            24

Notes to Consolidated Financial Statements                      25


  The following consolidated financial statement schedule of Computer Associates International, Inc. and subsidiaries is included in Item 14(d):

Schedule II-Valuation and Qualifying Accounts                   35

  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                   REPORT OF INDEPENDENT AUDITORS


Stockholders and Board of Directors
Computer Associates International, Inc.

  We have audited the accompanying consolidated balance sheets of Computer Associates International, Inc. and subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Computer Associates International, Inc. and subsidiaries at March 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

  As discussed in Note 1 to the consolidated financial statements, in fiscal year 1997, the Company changed its method of accounting for deferred income taxes relating to in-process research and development acquired in purchase business combinations.



                                          ERNST & YOUNG LLP



New York, New York
May 23, 1997


     COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS


                                                 March 31,
                                               1997       1996
                                            ---------   ---------
                                            (Dollars in millions)
CURRENT ASSETS
Cash and cash equivalents                   $     143   $      97
Marketable securities                              56         105
Trade and installment accounts receivable       1,514       1,182
Other current assets                               67          64
                                            ---------   ---------
                     TOTAL CURRENT ASSETS       1,780       1,448


INSTALLMENT ACCOUNTS RECEIVABLE,
  due after one year                            2,200       1,701

PROPERTY AND EQUIPMENT
Land and buildings                                349         317
Equipment, furniture and improvements             438         403
                                            ---------   ---------
                                                  787         720
Allowance for depreciation and amortization       349         300
                                            ---------   ---------
             TOTAL PROPERTY AND EQUIPMENT         438         420



PURCHASED SOFTWARE PRODUCTS, net of accumulated
 amortization of $1,079 and $786                  440         580



EXCESS OF COST OVER NET ASSETS ACQUIRED, net of
 accumulated amortization of $139 and $84       1,159         786



OTHER ASSETS                                       67          81
                                            ---------   ---------
                              TOTAL ASSETS  $   6,084   $   5,016
                                            =========   =========

See Notes to Consolidated Financial Statements.


       COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS


                                                     March 31,
LIABILITIES AND STOCKHOLDERS'' EQUITY            1997        1996
                                               ---------   ---------
                                                (Dollars in millions)
CURRENT LIABILITIES
Loans payable and current portion of
 long-term debt                                $     548   $     499
Accounts payable	                                   124         101
Salaries, wages and commissions                      140         119
Accrued expenses and other liabilities               324         340
Taxes, other than income taxes                        66          66
Federal, state and foreign income taxes payable      265         229
Deferred income taxes                                260         147
                                               ---------   ---------
                   TOTAL CURRENT LIABILITIES       1,727       1,501

LONG-TERM DEBT, net of current portion	         1,663         945

DEFERRED INCOME TAXES                                853         721

DEFERRED MAINTENANCE REVENUE                         338         367



STOCKHOLDERS' EQUITY
Common Stock, $.10 par value, 1,100,000,000 shares
 authorized, 420,614,834* shares issued               42          42
Additional paid-in capital                           518         503
Retained earnings                                  1,757       1,426
Equity adjustment                                    (27)         41
Treasury stock, at cost-58,645,259 shares for
 1997 and 57,305,279* shares for 1996               (787)       (530)
                                               ---------   ---------
                 TOTAL STOCKHOLDERS' EQUITY        1,503       1,482
                                               ---------   ---------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $   6,084   $   5,016
                                               =========   =========

*Share amounts adjusted for three-for-two stock splits effective August 21, 1995 and June 19, 1996.

See Notes to Consolidated Financial Statements.


       COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS


                                             Year Ended March 31,
                                           1997      1996      1995
                                          -------   -------   -------
                                 (In millions, except per share amounts)
Product revenue and other related income  $ 3,300   $ 2,776   $ 1,903
Maintenance fees                              740       729       720
                                          -------   -------   -------
                           TOTAL REVENUE    4,040     3,505     2,623

Costs and Expenses:
Selling, marketing and administrative       1,465     1,368     1,051
Product development and enhancements          318       285       233
Commissions and royalties                     201       174       127
Depreciation and amortization                 424       404       258
Interest expense, net                         102        71         8
Purchased research and development            598     1,303       249
                                          -------   -------   -------
                TOTAL COSTS AND EXPENSES    3,108     3,605     1,926
                                          -------   -------   -------

Income (loss) before income taxes             932      (100)      697
Income taxes (benefit)                        566       (44)      265
                                          -------   -------   -------
                        NET INCOME (LOSS) $   366   $   (56)  $   432
                                          =======   =======   =======
      NET INCOME (LOSS) PER COMMON SHARE  $   .97   $  (.16)  $  1.14
                                          =======   =======   =======

Weighted average common shares
  used in computation                         379       362*      378*

*Share amounts adjusted for three-for-two stock splits effective August 21, 1995 and June 19, 1996.

See Notes to Consolidated Financial Statements.



        COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                         Additional                                            Total
                               Common     Paid-In      Retained      Equity     Treasury    Stockholders'
                               Stock(2)  Capital(2)    Earnings    Adjustment    Stock         Equity
                               --------  ----------    --------    ----------   --------    -------------
                                                   (Dollars in millions)
Balance at March 31, 1994      $    42   $   495       $ 1,116     $  (16)      $ (394)     $ 1,243
Net income                                                 432                                  432
Dividends declared
  ($.089 per share)(2)                                     (32)                                 (32)
Exercise of Common Stock
  options and other                           (1)                                   23           22
401(k) discretionary contribution              6                                     7           13
Translation adjustment in 1995                                         76                        76
Net change attributable to
  unrealized loss on marketable
  securities                                                           (3)                       (3)
Purchases of treasury stock                                                       (173)        (173)
                               --------  -----------   --------    ----------   --------     ------------
Balance at March 31, 1995           42       500         1,516         57         (537)       1,578
Net loss                                                   (56)                                 (56)
Dividends declared
  ($.091 per share)(2)                                     (34)                                 (34)
Exercise of Common Stock
  options and other                           (7)                       7           32           32
401(k) discretionary contribution             10                                     5           15
Translation adjustment in 1996                                        (25)                      (25)
Net change attributable to
  unrealized gain on marketable
  securities                                                            2                         2
Purchases of treasury stock                                                        (30)         (30)
                               --------  -----------   --------    ----------   --------     ------------
Balance at March 31, 1996           42       503         1,426         41         (530)       1,482
Net income                                                 366                                  366
Dividends declared
  ($.097 per share)(2)                                     (35)                                 (35)
Exercise of Common Stock
  options and other                            2                        7           57           66
401(k) discretionary contribution             13                                     3           16
Translation adjustment in 1997                                        (74)                      (74)
Net change attributable to
  unrealized loss on
  marketable  securities                                               (1)                       (1)
Purchases of treasury stock                                                       (317)        (317)
                               --------  -----------   --------    ----------   --------     ------------
Balance at March 31, 1997      $    42   $   518       $ 1,757     $  (27) (1)  $ (787)      $1,503
                               ========  ===========   ========    ==========   ========     ============

(1) Represents foreign currency translation adjustment of $(40) million and $13 million of restricted stock.

(2) Amounts adjusted for three-for-two stock splits effective August 21, 1995 and June 19, 1996.

See Notes to Consolidated Financial Statements.





            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                    Year Ended March 31,

                                                            1997            1996           1995
                                                           -------         -------        ------
                                                                    (Dollars in millions)
OPERATING ACTIVITIES:
Net income (loss)                                            $  366       $   (56)      $   432
Adjustments to reconcile net (loss) income to net cash
 provided by operating activities:
  Depreciation and amortization                                 424            404           258
  Provision for deferred income taxes (benefit)                 221           (290)           42
  Charge for purchased research and development                 598          1,303           249
  Increase in noncurrent installment accounts receivable, net  (575)          (590)         (357)
  Increase (decrease) in deferred maintenance revenue           (23)            37            (5)
  Foreign currency transaction (gain) loss-before taxes          11             (2)            1
  Changes in other operating assets and liabilities,
    net of effects of acquisitions:
    Increase in trade and installment receivables              (341)          (262)          (59)
    Other changes in operating assets and liabilities           109             75           (72)
                                                             -------        -------        -------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                   790            619           489

INVESTING ACTIVITIES:
 Acquisitions, primarily purchased software, marketing rights
 and intangibles                                             (1,191)        (1,787)         (430)
 Purchases of property and equipment                            (53)           (21)          (35)
 Purchases of marketable securities                             (51)           (54)         (146)
 Sales of marketable securities                                  99            136           194
 Increase in capitalized development costs and other            (18)           (16)          (16)
                                                              -------       -------        -------
               NET CASH USED IN INVESTING ACTIVITIES         (1,214)        (1,742)         (433)

FINANCING ACTIVITIES:
 Dividends                                                      (35)           (34)          (32)
 Purchases of treasury stock                                   (317)           (30)         (173)
 Proceeds from borrowings                                     1,480          1,720           522
 Repayments of borrowings                                      (710)          (570)         (417)
 Exercise of common stock options and other                      53             22            15
                                                             -------        -------       -------
   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          471          1,108           (85)

 INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS BEFORE EFFECT OF EXCHANGE
 RATE CHANGES ON CASH                                            47            (15)          (29)

 Effect of exchange rate changes on cash                         (1)            (5)           13
                                                             -------        -------        -------
 INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                46            (20)          (16)

 CASH AND CASH EQUIVALENTS-
  BEGINNING OF  YEAR                                             97            117           133
                                                             -------        -------        -------
 CASH AND CASH EQUIVALENTS-END OF YEAR                      $   143         $   97         $ 117


See Notes to Consolidated Financial Statements.



        COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Significant Accounting Policies

Description of Business: Computer Associates International, Inc. and subsidiaries (the "Company") designs, develops, markets and supports a wide range of integrated computer software products.

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

Basis of Revenue Recognition: Product license fee revenue is recognized after both acceptance by the client and delivery of the product. Maintenance revenue, whether bundled with product license or priced separately, is recognized ratably over the maintenance period. Accounts receivable resulting from product sales with extended payment terms are discounted to present value using the rate which approximates the Company's cost of funds. The amounts of the discount credited to operations for the years ended March 31, 1997, 1996, and 1995 were $271 million, $215 million, and $161 million, respectively.

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

Property and Equipment: Land, buildings, equipment, furniture, and improvements are stated at cost. Depreciation and amortization are provided over the estimated useful lives of the assets by the straight-line method. Building and improvements are generally estimated to have 30-40 year lives and the remaining property and equipment are estimated to have 5-7 year lives.

Intangibles: Excess of costs over net assets acquired is being amortized by the straight-line method over 20 years. Cost of purchased software and acquired rights to market software products, and software development costs (costs incurred after development of a working model or a detailed program design) are capitalized and amortized by the straight-line method over five years or based on the product's useful economic life, commencing with product release. Unamortized capitalized development costs included in other assets at March 31, 1997 and 1996 were $54 million and $53 million, respectively. Amortization of capitalized development costs was $17 million, $19 million, and $22 million for the fiscal years ended March 31, 1997, 1996, and 1995, respectively.

Net Income per Share: Net income per share of Common Stock is computed by dividing net income by the weighted average number of common shares and any dilutive common share equivalents outstanding. Fully diluted net income per share for fiscal 1997, 1996, and 1995 is not materially different from net income per share. The number of common shares used for computing net loss per common share in fiscal 1996 does not include any common share equivalents because the effect would have been antidilutive.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earning per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock plans will be excluded. The impact is expected to result in an increase in primary earnings for the year ended March 31, 1997 of $ .04 per share. The impact of Statement 128 in the calculation of fully diluted earnings per share is not expected to be material.

         COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 1 - Significant Accounting Policies (Continued)

Share and per share amounts have been adjusted to reflect three-for-two stock splits effective August 21, 1995 and June 19, 1996.

Statement of Cash Flows: Interest payments for the years ended March 31, 1997, 1996, and 1995 were $89 million, $76 million, and $23 million, respectively. Income taxes paid for these fiscal years were $300 million, $144 million, and $227 million, respectively.

Translation of Foreign Currencies: In translating financial statements of foreign subsidiaries, all assets and liabilities are translated using the exchange rate in effect at the balance sheet date. All revenue, costs and expenses are translated using an average exchange rate. Net income (loss) includes exchange (losses) gains of approximately $(7) million in 1997, $1 million in 1996, and $(1) million in 1995.

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

New Accounting Pronouncements: During fiscal 1997, the Company has adopted the disclosure only provisions of Statement of Financial
Accounting Standards (FAS) No. 123, "Accounting for Stock-Based
Compensation." In accordance with the provisions of FAS No. 123, the Company applies APB 25 and related interpretations in accounting for its stock based plans.

Emerging Issues Task Force No. 96-7, "Accounting for Deferred Taxes on In-Process Research and Development Activities Acquired in a Purchase Business Combination," became effective on May 23, 1996. As provided therein, deferred taxes will no longer be provided on the initial differences between the amounts assigned to in-process research and development costs acquired in a business purchase combination for financial reporting and tax purposes, and in-process research and development will be charged to expense on a gross basis at acquisition. The effect of this change was to decrease net income by $221 million, or $.58 per share, in fiscal year 1997 as a result of not providing a deferred tax benefit.

Note 2 - Acquisitions

On November 11, 1996, the Company acquired 98% of the issued and outstanding shares of Common Stock of Cheyenne Software, Inc. ("Cheyenne"), and on December 2, 1996 merged into Cheyenne one of its wholly owned subsidiaries. The aggregate purchase price of approximately $1.2 billion was funded from drawings under the Company's $2 billion credit agreements. Cheyenne was engaged in the design, development, marketing, and support of storage, management, security and communications software for desktops and distributed enterprise networks. The acquisition was accounted for as a purchase. The results of Cheyenne's operations have been combined with those of the Company since the date of acquisition.

The Company recorded a $598 million after-tax charge against earnings for the write-off of purchased Cheyenne research and development technology that had not reached the working model stage and has no alternative future use. Research and development charges are generally based upon a discounted cash flow analysis. Had this charge not been taken during the quarter ended December 31, 1996, net income and net income per share for the year ended March 31, 1997 would have been $964 million, or $2.54 per share.

On August 1, 1995, the Company acquired 98% of the issued and outstanding shares of Common Stock of Legent Corporation ("Legent"), and on November 6, 1995 merged into Legent one of its wholly owned subsidiaries. The aggregate purchase price of approximately $1.8 billion was funded from drawings under the Company's $2 billion credit agreement dated as of July 24, 1995. Legent was engaged in the design, development, marketing, and support of a broad range of computer software products for the management of information systems used to manage mainframe, midrange, server, workstation and PC systems deployed throughout a business enterprise. The acquisition was accounted for as a purchase. The results of Legent's operations have been combined with those of the Company since the date of acquisition.

The Company recorded an $808 million after-tax charge against earnings for the write-off of purchased Legent research and development technology that had not reached the working model stage and has no alternative future use. Had this charge not been taken, net income for the fiscal year ended March 31, 1996 would have been $752 million, or $1.99 per share.

            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 2 - Acquisitions (Continued)

The following table reflects pro forma combined results of operations of the Company, Legent and Cheyenne on the basis that the acquisitions had taken place at the beginning of fiscal year 1996. The after-tax charge of $598 million in fiscal year 1997 related to the acquisition of Cheyenne was recorded at the beginning of the fiscal year for each of the periods presented. The after-tax charges in fiscal year 1996 of $808 million related to the Legent acquisition is reflected in only the fiscal year 1996 results of operations:




                                       Year Ended March 31,
                                     1997                1996
                                    ------              ------
                     (Amounts in millions, except per share amounts)
Revenue	                        $  4,175            $  3,789
Net income (loss)                        322                (775)
Net income (loss) per Common Share  $    .85            $  (2.14)
Shares used in computation*              379                 362


The following table reflects pro forma combined results of operations of the Company, Legent and Cheyenne on the basis that the acquisitions had taken place at the beginning of fiscal year 1996 and excludes the effect of the after-tax charges of $598 million for Cheyenne and $808 million for Legent:




                                      Year Ended March 31,
                                  1997                    1996
                                 ------                  ------
                         (Amounts in millions, except per share amounts)
Revenue	                     $  4,175                    $  3,789
Net loss                              920                         631
Net loss per Common Share        $   2.43                    $   1.67
Shares used in computation*           379                         378


In management's opinion, the pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of fiscal year 1996 or of future operations of the combined companies under the ownership and operation of the Company.

*Adjusted for three-for-two stock splits effective August 21, 1995 and June 19, 1996.

         COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

 Note 3 - Investments

The following is a summary of cash equivalents and marketable securities classified as "available-for-sale" securities as required by FASB 115:



                                          Gross          Estimated
                                        Unrealized          Fair
                           Cost            Gains            Value
                          ------       -------------     ------------
                                     (Dollars in millions)
March 31, 1997:
Debt securities           $   56                          $   56

March 31, 1996:
Debt securities           $  104        $    1            $  105
                            ====          ====              ====

For years ended March 31, 1997 and 1996, no debt securities were deemed to be Cash and Cash Equivalents.


The gross realized gains on sales of available-for-sale securities totaled $1 million for the years ended March 31, 1997 and 1996. There were no gross realized gains for the year ended March 31, 1995. There were no gross realized losses for the years ended March 31, 1997 and 1996 and a gross realized loss of $2 million for the year ended March 31, 1995. No unrealized gains or losses existed at March 31, 1997 and an unrealized gain of $1 million existed at March 31, 1996.

The amortized cost and estimated fair value based on published closing prices of debt securities at March 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.


                                             March 31, 1997


                                                         Estimated
                                                            Fair
                                          Cost             Value
                                         ------          -----------
Available-for-Sale:                          (Dollars in millions)
Due in one year or less                   $  21             $  21
Due one through three years                  18                18
Due in three through five years              17                17
                                            ----              ----
                                          $  56             $  56



           COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 4 - Geographic Area Information & Foreign Operations


                                  United States      Foreign (a)    Eliminations     Total
                                 ---------------    ------------    ------------    --------
                                                        (Dollars in millions)
March 31, 1997:
 Revenue:
  To unaffiliated customers        $ 2,315          $ 1,725                         $ 4,040
  Between geographic areas (b)         335                          $  (335)
                                 ----------      -----------      ----------      ----------
                Total Revenue        2,650            1,725            (335)          4,040

 Net income                            101              265                             366
 Identifiable assets                 4,584            2,014            (514)          6,084
 Total liabilities                   3,791            1,304            (514)          4,581

March 31, 1996:
 Revenue:
  To unaffiliated customers        $ 1,678          $ 1,827                         $ 3,505
  Between geographic areas (b)         403                          $  (403)
                                 ----------      -----------      ----------       ----------
                 Total Revenue       2,081            1,827            (403)          3,505

Net (loss) income                     (281)             225                             (56)
Identifiable assets                  3,709            1,897            (590)          5,016
Total liabilities                    2,767            1,357            (590)          3,534

March 31, 1995:
 Revenue:
  To unaffiliated customers        $ 1,263         $ 1,360                          $ 2,623
  Between geographic areas (b)         290                          $  (290)
                                 ----------     -----------        ----------     ----------
                 Total Revenue       1,553           1,360             (290)          2,623

Net income                             277             155                              432
Identifiable assets                  2,305           1,470             (506)          3,269
Total liabilities                    1,124           1,073             (506)          1,691

(a)  The Company operates wholly owned subsidiaries in 43 foreign countries, including Canada, Middle
   East, Africa, Europe (22), South America (6) and the Pacific Rim (12).

(b)  Represents royalties from foreign subsidiaries generally determined as a percentage of certain amounts invoiced to customers.

For the years ended March 31, 1997, 1996, and 1995, $36 million, $39 million, and $43 million, respectively, of export sales to unaffiliated customers are included in United States revenue.




           COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 5 - Trade and Installment Accounts Receivable

Trade and installment accounts receivable consist of the following:



                                                     March 31,
                                               1997             1996
                                              -------          ------
                                                (Dollars in millions)
Current receivables                           $  2,220        $  1,809
Less:  Allowance for uncollectible amounts        (191)           (160)
     Unamortized discount and maintenance fees    (515)           (467)
                                               --------        --------
                                              $  1,514         $  1,182
                                               ========        ========

Non-current receivables                       $  3,244         $  2,705
Less: Allowance for uncollectible amounts          (36)             (22)
     Unamortized discount and maintenance fees  (1,008)            (982)
                                               --------        --------
                                              $  2,200         $  1,701
                                               ========        ========


The provisions for uncollectible amounts for the years ended March 31, 1997, 1996 and 1995 were $110 million, $71 million, and $89 million, respectively, and are included in selling, marketing and administrative expenses.

Note 6 - Debt

In fiscal year 1997, the Company renegotiated its $2 billion reducing credit facility into a $2 billion unsecured facility consisting of a $1.3 billion 5-year revolving credit agreement and a $.7 billion 364-day revolving credit agreement. The credit facility provides for the maintenance of certain financial ratios and restrictions on the amount of cash dividends that may be declared. Interest under the facility is generally at the prevailing London Interbank Rate (LIBOR) plus a spread based on the Company's achievement of certain ratios. Commitment fees are also due under each agreement. At March 31, 1997, the Company was paying interest at approximately 6%. The amount outstanding under this credit facility at March 31, 1997 was $1,840 million.

In fiscal year 1996, the Company had a $2 billion unsecured 5-year reducing revolving credit facility with a group of banks. This facility has been superseded by the $2 billion facility above. The amount outstanding under this credit facility at March 31, 1996 was $1,390 million.

During April 1996, the Company completed the private placement of $320 million of unsecured senior debt due 2003. The debt has a fixed rate of interest of 6.77% which is payable semi-annually. Proceeds from this private placement were used to repay outstanding debt. The private placement enabled the Company to extend the maturity of its debt, commit to a fixed rate of interest and broaden the Company's source of liquidity.

Unsecured and uncommitted multicurrency credit facilities of $24 million are also available to meet any short-term working capital requirements and can be drawn upon, up to a predefined limit, by most subsidiaries. Under these multicurrency facilities, approximately $5 million was drawn at March 31, 1997 and $3 million was drawn at March 31, 1996.

The Company also has various other debt obligations outstanding at March 31, 1997 and 1996. These fixed rate debt obligations carry annual interest rates ranging from 6% to 7 1/2%.

The Company conducts an ongoing review of its debt balances as part of its risk management strategy. To date, the Company has not entered into any form of derivative transactions related to its debt instruments. The fair market value of long-term debt approximates its carrying value.

The maturities of long-term debt outstanding for the five fiscal years are as follows: 1998-$548 million; 1999-$2 million; 2000-$69 million; 2001-$69 million; and 2002-$1,369 million.

Interest expense for the years ended March 31, 1997, 1996, and 1995 was $104 million, $81 million, and $24 million, respectively, and is netted with interest income.

            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 7 - Commitments and Contingencies

The Company leases real estate and certain data processing and other equipment with lease terms expiring through 2021. The leases are operating leases and generally provide for renewal options and additional rental based on escalation in operating expenses and real estate taxes. The Company has no material capital leases. The Company has announced plans to build a facility in the United Kingdom.

Rental expense under operating leases for the years ended March 31, 1997, 1996, and 1995 was $132 million, $165 million, and $108 million, respectively. Future minimum lease payments are: 1998-$95 million; 1999- $71 million; 2000-$55 million; 2001-$43 million; 2002-$33 million; and thereafter-$99 million.

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

Note 8 - Income Taxes

The amounts of income (loss) before income taxes attributable to domestic and foreign operations are as follows:



                                      Year Ended March 31,
                             1997            1996          1995
                           ------           ------        ------
                                     (Dollars in millions)
Domestic                   $  520           $ (464)        $  430
Foreign                       412              364            267
                            ------           ------         ------
                           $  932           $ (100)        $  697
                            ======            =====         ======

The provision for income taxes (benefit) consists of the following:



                                    Year Ended March 31,
                            1997            1996          1995
                           ------          ------        ------
                                     (Dollars in millions)
Current:
 Federal                   $  256          $  160        $  166
 State                         38              30            23
 Foreign                       51              56            34
                            ------          ------        ------
                              345             246           223
                            ======          ======        ======
Deferred:
 Federal                      106            (337)          (47)
 State                         19             (36)           10
 Foreign                       96              83            79
                            ------          ------        ------
                              221            (290)           42
                            ======          ======        ======
Total:
 Federal                      362            (177)          119
 State                         57              (6)           33
 Foreign                      147             139           113
                           ------           ------        ------
                           $  566          $  (44)       $  265
                           ======           ======        ======

                      COMPUTER ASSOCIATES INTERNATIONAL, INC. AND
SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
Continued

Note 8 - Income Taxes (Continued)

Under Financial Accounting Standards Board Statement No. 109, deferred income taxes have been provided for the differences between financial statement and tax basis of assets and liabilities. The cumulative impact of temporary differences, primarily due to the modified accrual basis (approximately 83% in 1997 and 88% in 1996 of total deferred income taxes), purchase accounting adjustments (approximately 8% in 1997 and 16% in 1996), net capitalized development costs (approximately 2% in 1997 and 1996) and receivable reserves (a deferred tax asset of approximately 3% in 1997 and 4% in 1996) is shown on the Consolidated Balance Sheets under the captions "Deferred Income Taxes."

The provision for income taxes (benefit) is reconciled to the tax provision computed at the federal statutory rate as follows:



                                          Year Ended March 31,
                                    1997          1996          1995
                                   ------        ------        ------
                                          (Dollars in millions)
Statutory rate                    $  326          $  (35)        $  244
State taxes, net of
 federal tax effect                   37              (4)            22
Purchased research and development   209
Other, net                            (6)             (5)            (1)
                                   ------          ------         ------
                                   $  566          $  (44)       $  265


Note 9 - Stock Plans

  The Company has a 1981 Incentive Stock Option Plan (the "1981 Plan") pursuant to which options to purchase up to 18 million shares of Common Stock of the Company were available for grant to employees (including officers of the Company). The 1981 Plan expired on October 23, 1991. Therefore, from and after that date no new options can be granted under the 1981 Plan. Pursuant to the 1981 Plan, the exercise price could not be less than the Fair Market Value ("FMV") of each share at the date of grant. Options granted thereunder may be exercised in annual increments commencing one year after the date of grant and become fully exercisable after the expiration of five years. All options expire ten years from date of grant unless otherwise terminated. All of the 1 million options which are outstanding under the 1981 Plan were exercisable at March 31, 1997 at $3.33-$6.14 per share.

  The Company has a 1987 Non-Statutory Stock Option Plan (the "1987 Plan") pursuant to which options to purchase up to 11.3 million shares of Common Stock of the Company may be granted to select officers and key employees of the Company. Pursuant to the 1987 Plan, the exercise price shall not be less than the FMV of each share at the date of the grant. The option period shall not exceed 12 years. Each option may be exercised only in accordance with a vesting schedule established by the Stock Option and Compensation Committee. As of March 31, 1997, 20,250 shares of the Company's Common Stock were available for future grants.
5.5 million of the 6.1 million options which are outstanding under the 1987 Plan were exercisable as of that date. These options are exercisable at $3.33-$6.39 per share.

  The Company's 1991 Stock Incentive Plan (the "1991 Plan") provides that stock appreciation rights and/or options, both qualified and non-statutory, to purchase up to 45 million shares of Common Stock of the Company may be granted to employees (including officers of the Company) under conditions similar to the 1981 Plan. As of March 31, 1997, no stock appreciation rights have been granted under this plan and
24.4 million options have been granted. At March 31, 1997, 3.9 million of the 19.6 million options which are outstanding under the 1991 Plan were exercisable. These options are exercisable at $5.00-$61.31 per share.

  The 1993 Stock Option Plan for Non-Employee Directors (the "1993 Plan") provides for non-statutory options to purchase up to a total of 225,000 shares of Common Stock of the Company to be available for grant to each member of the Board of Directors who is not otherwise an employee of the Company. Pursuant to the 1993 Plan, the exercise price shall be the FMV of the shares covered by the option at the date of grant. The option period shall not exceed ten years, and each option may be exercised in whole or in part on the first anniversary date of its grant. As of March 31, 1997, 81,000 options have been granted under this plan. 45,000 of the 63,000 options which are outstanding under the 1993 Plan were exercisable as of that date. These options are exercisable at $11.39-$56.75 per share.

           COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 9 - Stock Plans (Continued)


The following table summarizes the activity under these plans (shares in millions):

                        1997              1996                1995
                -----------------   ----------------    ----------------
                         Weighted           Weighted            Weighted
                         Average            Average              Average
                         Exercise           Exercise            Exercise
                Shares    Price     Shares   Price      Shares    Price
                ------   -------    ------   ------     -------  -------
Beginning of year 27.5   $13.07     25.9      $ 8.28     23.3     $ 6.32
Granted            6.2    47.26      6.2       29.01      6.1      14.00
Exercised         (5.3)   10.07     (3.4)       5.97     (2.8)      4.73
Terminated        (1.6)   24.93     (1.2)      12.32     (0.7)      6.93
                 -------           -------              -------
End of year       26.8    20.94     27.5       13.07     25.9       8.28

Options exercisable
  at end of year  10.5  $ 10.59      9.8      $ 5.74      9.2     $ 5.30


The following table summarizes information about these plans at March
31, 1997 (shares in millions):

                    Options Outstanding           Options Exercisable
             ---------------------------------  ------------------------
------------
                        Weighted-
                        Average       Weighted
 Range of              Remaining      Average               Weighted
 Exercise             Contractual     Exercise               Average
  Prices     Shares      Life          Price     Shares   Exercise Price
----------  --------  ------------- ----------  --------- --------------
$ 3.33 - $10.00       8.2    5.1 years    $ 5.21   7.0    $  5.01
$10.01 - $20.00       8.0    6.6 years     12.67   2.1      12.56
$20.01 - $30.00       5.6    8.0 years     28.64   0.7      27.18
$30.01 - $40.00       0.1    4.5 years     35.06   0.1      35.06
$40.01 - $50.00       0.5    5.2 years     43.75   0.5      43.75
$50.01 - $61.31       4.4    9.1 years     52.62   0.1      57.49
                    ------                        -----
                     26.8                         10.5


Under the 1995 Key Employee Stock Ownership Plan ("1995 Plan"), 13.5 million restricted shares are available for grant to three key executives. An initial grant of 4.5 million restricted shares was made to the executives at inception of the 1995 Plan. In January 1996, based on the achievement of a price target for the Company's common stock, .9 million shares of the initial grant vested, subject to continued employment of the executives through March 31, 2000. Accordingly, the Company began accruing compensation expense associated with the .9 million shares over the employment period. Annual compensation expense of $7 million has been charged against income for each of the years ended March 31, 1997 and 1996. Additional grants of the remaining 9 million shares available under the 1995 Plan have been reserved pending the achievement of the certain price targets. These additional grants and the unvested portion of the initial grant are subject to risk of forfeiture through March 31, 2000, and further subject to significant limitations on transfer during the seven years following vesting.

          COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 9 - Stock Plans (Continued)

If the Company had elected to recognize compensation expense based on the fair value of stock plans as prescribed by FAS No. 123, net income
(loss) and net income (loss) per share would have been reduced to the pro forma amounts in the table below:



                                          1997                 1996
                                         ------               ------
                         (Amounts in millions, except per share amounts)
Net income (loss)-as reported              $ 366               $ (56)
Net income (loss)-pro forma                  301                 (94)
Net income (loss) per share-as reported    $ .97               $(.16)
Net income (loss) per share-pro forma        .79                (.26)


The weighted-average fair value at date of grant for options granted in 1997 and 1996 were $29.00 and $15.79, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for option grants in 1997 and 1996, respectively; dividend yield of .19% and
 .34%; expected volatility factors of .50; risk-free interest rates of 6.5% and an expected life of six years. The compensation expense and pro forma net income (loss) may not be indicative of amounts to be included in future periods.

All references to the number of shares under option and option prices have been adjusted to reflect three-for-two stock splits effective August 21, 1995 and June 19, 1996.

Note 10 - Profit Sharing Plan

The Company maintains a profit sharing plan, the Computer Associates Savings Harvest Plan ("CASH Plan"), for the benefit of employees of the Company. The CASH Plan is intended to be a qualified plan under Section 401(a) of the Internal Revenue Code of 1986 (the "Code") and contains a qualified cash or deferred arrangement as described under Section 401(k) of the Code. Pursuant to the CASH Plan, eligible participants may elect to contribute a percentage of their annual gross salary. Matching contributions to the CASH Plan for the years ended March 31, 1997, 1996, and 1995 were $5 million, $5 million, and $4 million, respectively. In addition, the Company may make discretionary contributions to the CASH Plan. Discretionary contributions to the CASH Plan for the years ended March 31, 1997, 1996 and 1995 were $17 million, $17 million and $16 million, respectively.

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

                                 SCHEDULE II

                     COMPUTER ASSOCIATES INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                      VALUATION AND QUALIFYING ACCOUNTS



                                              Additions
                                   Balance at charged to  Charged                    Balance
                                   beginning  costs and   to other                   at end
Description                        of period  expenses   accounts(a) Deductions(b) of period
--------------                     ---------  ---------- ----------- ------------- ---------
                             (Dollars in millions)
Reserves and allowances
 deducted from assets to
 which they apply:

Allowance for uncollectible amounts
Year ended March 31, 1997            $ 182     $ 110      $  13       $  78         $ 227

Year ended March 31, 1996            $ 182     $  71      $   5       $  76         $ 182

Year ended March 31, 1995            $ 146     $  89      $   7       $  60         $ 182

(a) Reserves of acquired companies.

(b) Write-offs of amounts against allowance provided.

