Form 10-Q
period 1997-06-30
COMPUTER ASSOCIATES INTERNATIONAL INC
filed 1997-07-31
CIK 356028

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                              FORM 10-Q

       X  Quarterly Report Pursuant to Section 13 or 15(d)
               of the Securities Exchange Act of 1934
           For the quarterly period ended June 30, 1997
                               or
          Transition Report Pursuant to Section 13 or 15(d)
               of the Securities Exchange Act of 1934
         For the transition period ended from _____ to _____

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

        Yes  X                                   No

                APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

        Title of Class                    Shares Outstanding
         Common Stock                     as of July 24, 1997
   par value $.10 per share                   363,931,464

    COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES


                                INDEX

PART I.     Financial Information:	                           Page No.

Item 1.     Consolidated Condensed Balance Sheets -
               June 30, 1997 and March 31, 1997                    1

            Consolidated Statements of Income -
               Three Months Ended June 30, 1997 and 1996           2

            Consolidated Condensed Statements of Cash Flows -
               Three Months Ended June 30, 1997 and 1996           3

            Notes to Consolidated Condensed Financial
               Statements                                          4

Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                 7

PART II.    Other Information:


Item 6.     Exhibits and Reports on Form 8-K                      10


Item 1:
                   Part I. FINANCIAL INFORMATION

       COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS

                            (In millions)
                                              June 30,     March 31,
                                                1997         1997
                                              --------     ---------
                                             (Unaudited)
ASSETS:

Cash and cash equivalents                     $    132     $    143
Marketable securities                               57           56
Trade and installment accounts receivable        1,314        1,514
Inventories and other current assets                60           67
                                              --------     --------
                     TOTAL CURRENT ASSETS        1,563        1,780

Installment accounts receivable,
 due after one                                   2,275        2,200
Property and equipment                             437          438
Purchased software products                        380          440
Excess of cost over net assets acquired          1,149        1,159
Investments and other noncurrent assets             75           67
                                              --------     --------
                             TOTAL ASSETS     $  5,879     $  6,084
                                              ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY:

Loans payable - banks                         $    540     $    540
Other current liabilities                        1,018        1,187
Long-term debt                                   1,494        1,663
Deferred income taxes                              866          853
Deferred maintenance revenue                       313          338
Stockholders' equity                             1,648        1,503
                                              --------     --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY      $  5,879     $  6,084

See Notes to Consolidated Condensed Financial Statements.

        COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
                             (Unaudited)

               (In millions, except per share amounts)
                                                For the Three Months
                                                    Ended June 30,
                                                --------------------
                                                  1997       1996
                                                -------     -------
Product revenue and other related income        $   712     $   603
Maintenance fees                                    179         189
                                                -------     -------
                           TOTAL REVENUE            891         792

Costs and expenses:
 Selling, marketing and administrative              381         342
 Product development and enhancements                89          75
 Commissions and royalties                           45          42
 Depreciation and amortization                       95         120
 Interest expense  - net                             32          23
                                                -------     -------
                TOTAL COSTS AND EXPENSES            642         602
                                                -------     -------
Income before income taxes                          249         190

Provision for income taxes                           93          70
                                                -------     -------
                              NET INCOME        $   156     $   120


             NET INCOME PER COMMON SHARE        $  0.42     $  0.32

Weighted average common shares used in
 computation                                        375         379

See Notes to Consolidated Condensed Financial Statements.

      COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Unaudited)

                            (In millions)
                                                For the Three Months
                                                    Ended June 30,
                                                --------------------
                                                  1997       1996
                                                -------     -------
Net income                                      $   156     $   120
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                      95         120
  Provision for deferred income taxes                37          31
  Increase in noncurrent installment
   accounts receivable                             (101)       (151)
  Decrease in deferred maintenance revenue          (23)        (53)
  Changes in other operating assets and
   liabilities, excludes effects of
   acquisitions                                      13          60
                                                -------     -------
NET CASH PROVIDED BY OPERATING ACTIVITIES           177         127

INVESTING ACTIVITIES:
  Acquisitions, primarily purchased software,
   marketing rights and intangibles                  (6)        (19)
  Purchase of property and equipment                (15)         (2)
  (Increase) decrease in current marketable
   securities                                        (1)          2
  Capitalized development costs                      (6)         (4)
                                                -------     -------
NET CASH USED IN INVESTING ACTIVITIES               (28)        (23)

FINANCING ACTIVITIES:
  Repayment of borrowings - net                    (167)        (95)
  Exercise of common stock options/other             18           7
  Purchases of treasury stock                       (10)        (11)
                                                -------     -------
NET CASH USED IN FINANCING ACTIVITIES              (159)        (99)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
  BEFORE EFFECT OF EXCHANGE RATE CHANGES ON CASH    (10)          5

Effect of exchange rate changes on cash              (1)         (1)
                                                -------     -------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS    (11)          4

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    143          97
                                                -------     -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $   132     $   101
                                                =======     =======

See notes to Consolidated Financial Statements.

        COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             JUNE 30, 1997

NOTE A --  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in Computer Associates International, Inc.'s (the "Registrant" or the "Company") Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

Cash Dividends: In May 1997, the Company's Board of Directors declared its regular, semi-annual cash dividend of $.05 per share. The dividend was paid on July 7, 1997 to stockholders of record on June 20, 1997.

Net Income per Share: Net income per share of Common Stock is computed by dividing net income by the weighted average number of common shares and any dilutive common share equivalents outstanding. Fully diluted net income per share is the same or not materially different from net income per share.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which is required to be adopted for both interim and annual financial statements for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. SFAS No. 128 will require the Company to present "basic" and "diluted" earnings per share (EPS) on the face of the income statement. The computation of "basic" EPS replaces primary EPS. If the Company had implemented SFAS No. 128 during this quarter, it would have reported basic EPS of $.43 and $.33 for the quarters ended June 30, 1997 and 1996, respectively. Diluted EPS would have been $.41 and $.32 for the respective quarters.

Statements of Cash Flows: For the three months ended June 30, 1997 and 1996, interest payments were $45 million and $20 million, respectively, and income taxes paid were $121 million and $94 million, respectively.

       COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           JUNE 30, 1997

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

The following table reflects pro forma combined results of operations (unaudited) of the Company and Cheyenne on the basis that the acquisition had taken place and the related after-tax charge, noted above, was recorded at the beginning of fiscal year 1997:


                 (in millions, except per share amounts)
                                       For the Three Months
                                       Ended June 30, 1996
                                       --------------------
Revenue                                $    841
Net (loss)                                 (496)
Net (loss) per common share            $  (1.36)
Shares used in computation                  364


In management's opinion, the pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of fiscal year 1997 or of future operations of the combined companies under the ownership and operation of the Company.

       COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           JUNE 30, 1997

NOTE C - THE 1995 KEY EMPLOYEE STOCK OWNERSHIP PLAN

Under the 1995 Key Employee Stock Ownership Plan (the "1995 Plan") a total of 13.5 million restricted shares were available for grant to three key executives. In January 1996, nine hundred thousand shares vested under the initial grant of 4.5 million shares, subject to the continued employment of the key executives through March 31, 2000. Accordingly, the Company began accruing the compensation expense associated with these nine hundred thousand shares over the employment period. Additional grants of nine million shares are available under the 1995 Plan and have been reserved pending the achievement of certain price targets. The additional grants and the unvested portion of the initial grant are subject to risk of forfeiture through March 31, 2000, and further subject to significant limitations on transfer during the seven years following vesting.

Item 2:

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


Statements in this Form 10-Q concerning the company s future prospects are forward looking statements under the federal securities laws. There can be no assurances that future results will be achieved and actual results could differ materially from forecasts and estimates. Important factors that could cause actual results to differ materially are discussed below in the section Operations.


RESULTS OF OPERATIONS

Revenue:

Total revenue for the quarter ended June 30, 1997 increased by 12% over the prior year's comparable quarter. The increase reflects the favorable demand for the Company's products coupled with widespread and enthusiastic acceptance of the Company's enterprise pricing options. Revenues from client/server products, particularly the Unicenter product group, now broadened by Unicenter TNG (The Next Generation), the newest release of the systems management platform increased at a substantially higher rate than from other platforms. The Company's independent Business Units ("iBUs"), in particular the Cheyenne Software division contributed marginally to the revenue increase. International revenue decreased by 8% for the June 1997 quarter compared to the June 1996 quarter. The decrease is due to strengthening of the US dollar against most currencies and modest sales in Europe. Maintenance revenues decreased $10 million, or 5%, primarily due to the ongoing trend in site consolidations and expanding client/server revenues which yield lower maintenance. Price changes did not have a material impact in either quarter.

Costs and Expenses:

Selling, marketing and administrative expenses as a percentage of total revenue were 43% for both the June 1997 and June 1996 quarters. Net research and development expenditures increased $14 million, or 18%, over the June 1996 quarter. The addition of Cheyenne product development personnel, continued emphasis on adapting products for the client/server environment and broadening of the Company's Internet/Intranet product offerings were largely responsible for the increase. Commissions and royalties as a percentage of revenue was 5% for both the June 1997 and 1996 quarters. Depreciation and amortization expense decreased $25 million in the June 1997 quarter from the June 1996 quarter. The decrease was primarily due to completion of the amortization associated with the On-Line Software International, Inc. and Pansophic Systems, Incorporated acquisitions, as well as the scheduled reduction in the level of amortization associated with The ASK Group, Inc. and Legent Corporation acquisitions. This decrease was only partially offset by the additional accelerated purchased software relating to the Cheyenne Software, Inc. acquisition. In the June 1997 quarter, net interest expense increased by $9 million over the June 1996 quarter as a result of higher debt levels associated with borrowings used to finance the Cheyenne acquisition.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

Operating Margins:

The pre-tax income of $249 million for the June 1997 quarter represents an increase of 31%, or $59 million, over the June 1996 quarter pre-tax
of $190 million.   As a percentage of total revenue, pre-tax income for
the June 1997 quarter was 28%, an increase of four percentage points over the quarter ending June 1996. The Company's consolidated effective tax rate was 37.5% for the June 1997 quarter compared with 37% for the prior year comparable quarter.

Operations:

The Company's products are designed to improve the productivity and efficiency of its clients' data processing resources. Accordingly, in a recessionary environment, the Company's products are often a reasonable economic alternative to customers faced with the prospect of incurring expenditures to increase their existing data processing resources. However, a general or regional slowdown in the world economy could adversely affect the Company's operations.

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

The Company's future operating results may be affected by a number of other factors, including, but not limited to: uncertainties relative to global economic conditions; market acceptance of competing technologies; the availability and cost of new solutions; delays in delivery of new products or features; the Company's ability to successfully maintain or increase market share in its core business while expanding its product base into other markets; the strength of its distribution channels; the Company's ability to manage fixed and variable expense growth relative to revenue growth; and the Company's ability to effectively integrate acquired products and operations.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and marketable securities for the quarter ended June 30, 1997 decreased by approximately $10 million from the March 31, 1997 fiscal year end balance. Cash generated from operations of $177 million for the quarter ended June 30, 1997, up 39% from the prior year's first quarter, was primarily used for bank debt repayments of $165 million.

The Company replaced its $1.3 billion five year credit facility and its $.7 billion 364 day credit facility with a $1.5 billion five year credit facility and a $1.1 billion 364 day facility, both dated June 30, 1997. Amounts outstanding under the old agreements were repaid with drawings under the new facilities. Borrowing costs and facility fees are based
upon the achievement of certain financial ratios.   At June 30, 1997,
$1,675 million was outstanding under the Company's credit facilities and $320 million remains outstanding under the Company's 6.77% Senior Notes.

The cumulative total of purchases under the Company's open market Common Stock repurchase programs were approximately 78.3 million shares as of June 30, 1997, including .2 million for the most recently ended quarter. The total shares available for repurchase at June 30, 1997 is approximately 30.5 million. These amounts reflect both the August 1995 and the June 1996 three for two stock splits.

The Company's capital resource requirements as of June 30, 1997 consisted of lease obligations for office space, computer equipment, mortgage or loan obligations and amounts due as a result of product and company acquisitions. In addition, the Company is proceeding with a project to purchase land and construct a building in the United Kingdom for approximately $150 million. It is expected that existing cash, cash equivalents, short term marketable securities, the availability of borrowings under committed and uncommitted credit lines, as well as cash provided from operations, will be sufficient to meet ongoing cash requirements.

PART II. OTHER INFORMATION

     Item 6:  Exhibits and Reports on Form 8-K

	     (a)  Exhibits.

		     (1) $1,500,000,000 Amended and Restated Credit
                      Agreement dated as of June 30, 1997.

                 (2) $1,100,000,000 Credit Agreement, dated as of
                      June 30, 1997.

           (b)  Reports on Form 8-K.

                 None.




                            SIGNATURES



                  Pursuant to the requirements of the Securities
                  Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                     COMPUTER ASSOCIATES INTERNATIONAL, INC.


                Dated:  July 31, 1997      By:/s/ Sanjay Kumar
                                           ---------------------------
						       Sanjay Kumar, President
						       and Chief Operating Officer

                Dated:  July 31, 1997      By:/s/ Peter Schwartz
                                           ----------------------------
						       Peter Schwartz
						       Sr. Vice President - Finance
						       (Chief Financial and
						       Accounting Officer)