Form 10-Q
period 1997-09-30
COMPUTER ASSOCIATES INTERNATIONAL INC
filed 1997-11-06
CIK 356028

UNITED STATES
         SECURITIES AND EXCHANGE COMMISSION
              WASHINGTON, D.C. 20549
                     FORM 10-Q

X  Quarterly Report Pursuant to Section 13 or
15(d)of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1997
                     Or
    Transition Report Pursuant to Section 13 or
15(d)of the Securities Exchange Act of 1934
For the transition period ended from _____ to
_____

          Commission File Number 0-10180

       Computer Associates International, Inc.
  (Exact name of registrant as specified in its charter)

            Delaware                13-2857434
(State or other jurisdiction of (I.R.S. Employer incorporation or organization)Identification No.)

           One Computer Associates Plaza
           Islandia, New York 11788-7000
(Address of principal executive offices)(Zip Code)

                   (516) 342-5224
(Registrant's telephone number,includingarea code)

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

Yes  x                                   No

          APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

	Title of Class         Shares Outstanding
	 Common Stock        as of October 31, 1997
 par value $.10 per share       364,543,273

COMPUTER ASSOCIATES INTERNATIONAL,INC. AND SUBSIDIARIES



                             INDEX

PART I.	Financial Information:  		              Page No.

Item 1. Consolidated Condensed Balance Sheets -
         September 30, 1997 and March 31, 1997                   1

        Consolidated Statements of Income -
         Three Months Ended September 30, 1997 and 1996          2

        Consolidated Statements of Income -
         Six Months Ended September 30, 1997 and 1996            3

        Consolidated Condensed Statements of Cash Flows -
         Six Months Ended September 30, 1997 and 1996            4

        Notes to Consolidated Condensed Financial Statements     5

Item 2. Management's Discussion and Analysis of Financial
	   Condition and Results of Operations                     8

PART II. Other Information:

Item 4. Submission of Matters to a Vote of Security Holders      11

Item 6. Exhibits and Reports on Form 8-K	 	                 12


Item 1:
             Part I. FINANCIAL INFORMATION

  COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED BALANCE SHEETS

                       (In millions)



                                             September 30,    March 31,
                                                 1997           1997
                                              -----------     ---------
                                              (Unaudited)
ASSETS:

Cash and cash equivalents                        $127           $143
Marketable securities                              59             56
Trade and installment accounts receivable       1,486          1,514
Inventories and other current assets               68             67
                                                -----          -----
                        TOTAL CURRENT ASSETS    1,740          1,780

Installment accounts receivable,
 due after one year                             2,334          2,200
Property and equipment                            446            438
Purchased software products                       342            440
Excess of cost over net assets acquired         1,132          1,159
Investments and other noncurrent assets           104             67
                                               ------         ------
                                TOTAL ASSETS   $6,098         $6,084
                                               ======         ======

LIABILITIES AND STOCKHOLDERS' EQUITY:

Loans payable - banks                          $  540         $  540
Other current liabilities                       1,153          1,187
Long-term debt                                  1,307          1,663
Deferred income taxes                             893            853
Deferred maintenance revenue                      309            338
Stockholders' equity                            1,896          1,503
                                               ------         ------
   TOTAL LIABILITIES & STOCKHOLDERS' EQUITY    $6,098         $6,084
                                               ======         ======

See Notes to Consolidated Condensed Financial Statements.



        COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)

                 (In millions, except per share amounts)

                                             For the Three Months
                                              Ended September 30,
                                              --------------------
                                                1997        1996
                                                ----        ----
Product revenue and other related income      $  940      $  800
Maintenance fees                                 182         190
                                               -----       -----
                            TOTAL REVENUE      1,122         990

Costs and expenses:
 Selling, marketing and administrative           428         383
 Product development and enhancements             90          76
 Commissions and royalties                        55          50
 Depreciation and amortization                    85         106
 Interest expense  - net                          29          21
                                               -----       -----
                   TOTAL COSTS AND EXPENSES      687         636
                                               -----       -----
Income before income taxes                       435         354

Provision for income taxes                       163         131
                                               -----       -----
                                 NET INCOME     $272        $223
                                               =====       =====

               NET INCOME PER COMMON SHARE*    $ .48       $ .39
                                               =====       =====
Weighted average common shares used in
computation*                                    568         570

*Shares and per share amounts adjusted for three-for-two stock splits effective November 5, 1997 and June 19, 1996.

See Notes to Consolidated Condensed Financial Statements.




      COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)

                 (In millions, except per share amounts)


                                              For the Six Months
                                              Ended September 30,
                                              --------------------
                                                1997        1996
                                                ----        ----
Product revenue and other related income      $1,651      $1,403
Maintenance fees                                 362         379
                                               -----       -----
                            TOTAL REVENUE      2,013       1,782

Costs and expenses:
 Selling, marketing and administrative           810         725
 Product development and enhancements            179         151
 Commissions and royalties                       100          91
 Depreciation and amortization                   179         226
 Interest expense  - net                          61          44
                                               -----       -----
                   TOTAL COSTS AND EXPENSES    1,329       1,237
                                               -----       -----
Income before income taxes                       684         545

Provision for income taxes                       256         202
                                               -----       -----
                                 NET INCOME     $428        $343
                                               =====       =====

               NET INCOME PER COMMON SHARE*    $ .76       $ .60
                                               =====       =====
Weighted average common shares used in
computation*                                    565         569

*Shares and per share amounts adjusted for three-for-two stock splits effective November 5, 1997 and June 19, 1996.

See Notes to Consolidated Condensed Financial Statements.




     COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited)

                           (In millions)
                                                   For the Six Months
                                                   Ended September 30,
                                                   -------------------
                                                     1997        1996
                                                     ----        ----
OPERATING ACTIVITIES:
Net income                                           $428        $343
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                       179         226
  Provision for deferred income taxes                 101          93
  Increase in noncurrent installment accounts
   receivable                                        (177)       (353)
  Decrease in deferred maintenance revenue            (24)        (65)
  Changes in other operating assets and liabilities
   excludes effects of acquisitions                   (85)         26
                                                    -----       -----
    NET CASH PROVIDED BY OPERATING ACTIVITIES         422         270

INVESTING ACTIVITIES:
  Acquisitions, primarily purchased software,
  marketing rights and intangibles                    (17)        (25)
  Purchase of property and equipment                  (31)         (8)
  (Increase) decrease in current marketable
   securities                                          (3)         20
  Capitalized development costs                       (10)         (8)
                                                    -----       -----
       NET CASH USED IN INVESTING ACTIVITIES          (61)        (21)

FINANCING ACTIVITIES:
  Repayment of borrowings - net                      (354)       (202)
  Dividends paid                                      (18)        (17)
  Exercise of common stock options/other               46          11
  Purchases of treasury stock                         (43)        (21)
                                                    -----       -----
       NET CASH USED IN FINANCING ACTIVITIES         (369)       (229)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
  BEFORE EFFECT OF EXCHANGE RATE CHANGES ON CASH       (8)         20

Effect of exchange rate changes on cash                (8)         (1)
                                                    -----       -----

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS      (16)         19

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      143          97
                                                    -----       -----
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $127        $116
                                                    =====       =====

See notes to Consolidated Financial Statements.


 COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
   NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1997

NOTE A --  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30,1997 are not necessarily indicative of the results that may be expected for the year ending March 31,1998 For further information, refer to the consolidated financial statements and footnotes thereto included in Computer Associates International, Inc.'s (the
"Registrant" or the "Company") Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

Cash Dividends:  In May 1997, the Company s Board of
Directors declared its regular, semi-annual cash dividend of $.05 per share (prior to the Company s three-for-two stock split effective November 5, 1997). The dividend was paid on July 7, 1997 to stockholders of record on June 20, 1997.

Net Income per Share:  Net income per share of Common
Stock is computed by dividing net income by the weighted average number of common shares and any dilutive common share equivalents outstanding. Fully diluted net income per share is the same or not materially different from net income per share.

In February 1997, the Financial Accounting Standards
Board issued Statement of Financial Accounting Standards
(SFAS) No. 128, Earnings per Share, which is required to be adopted for both interim and annual financial statements for periods ending after December 15, 1997.
At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. SFAS No. 128 will require the Company to present basic and diluted earnings per share (EPS) on the face of the income statement. The computation of basic EPS replaces primary EPS. If the Company had implemented SFAS No. 128 during this quarter, it would have reported basic EPS of $.50 and $.41 for the quarters ended September 30, 1997 and 1996, respectively. Diluted EPS would have been $.48 and $.39 for the respective quarters. The Company would have reported basic EPS of $.79 and $.63 for the six months ended September 31, 1997 and 1996, respectively.
Diluted EPS for the respective six month periods would have been $.75 and $.60.

Stock Split: On October 21, 1997 the Company declared a three-for-two stock split in the form of a stock dividend, to be distributed November 26, 1997 to shareholders of record as of November 5, 1997. Shares and per share amounts have been adjusted to reflect this stock split as well as the three-for-two split effective
June 19, 1996.

Statements of Cash Flows:  For the six months ended
September 30, 1997 and 1996, interest payments were $64 million and $30 million, respectively, and income taxes paid were $212 million and $119 million, respectively.

     COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 1997

NOTE B  --  ACQUISITIONS

On November 11, 1996, the Company acquired 98% of the issued and outstanding shares of Common
Stock of Cheyenne Software, Inc. ("Cheyenne"), and on December 2, 1996 merged into Cheyenne one of its wholly owned subsidiaries. The aggregate purchase price of approximately $1.2 billion was funded from drawings under the Company's $2 billion credit agreements. Cheyenne was engaged in the design,development, marketing, and support of storage, management, security and communications software for desktops and distributed enterprise networks.
The acquisition was accounted for as a purchase.
The results of Cheyenne's operations have been combined with those of the Company since the date of acquisition.

The Company recorded a $598 million after-tax charge against earnings for the write-off of purchased Cheyenne research and development technology that had not reached the working model stage and had no alternative future use. The research and development charges recorded are generally based upon a discounted cash flow analysis.

The following table reflects pro forma combined results of operations (unaudited) of the Company and Cheyenne on the basis that the acquisition had taken place and the related after-tax charge, noted above, was recorded at the beginning of fiscal year 1997:

           (In millions, except per share amounts)

                         For the Six Months      For the Three Months
                      Ended September 30, 1996  Ended September 30, 1996
                       -----------------------  ------------------------
Revenue                       $1,884                    $1,042
Net (loss) income               (296)                      200
Net (loss) income per common   $(.54)                     $.35
Shares used in computation       546                       570



In management's opinion, the pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of fiscal year 1997 or of future operations of the combined companies under the ownership and operation of the Company.

   COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  SEPTEMBER 30, 1997

NOTE C  -- THE 1995 KEY EMPLOYEE STOCK OWNERSHIP PLAN

Under the 1995 Key Employee Stock Ownership Plan
(the 1995 Plan) a total of 20.25 million restricted shares were available for grant to three key executives. In January 1996, 1.35 million shares of the initial grant of 6.75 million shares vested, subject to the continued employment of the key executives through March 31, 2000. Accordingly, the Company began accruing the compensation expense associated with these 1.35 million shares over the employment period. Additional grants of 13.5 million shares are available under the 1995 Plan and have been reserved pending the achievement of certain price targets in the fiscal year ending March 31, 2000.
The additional grants and the unvested portion of the initial grant are subject to risk of forfeiture through March 31, 2000. However, if the closing price of the Company s common stock on the NYSE exceeds $53.33 for 60 trading days within any twelve month period, all 20.25 million shares vest immediately and will no longer be subject to forfeiture. In such event, the Company will be required to record a one time, non cash charge of approximately one billion dollars. These shares will continue to be subject to significant limitations on transfer during the seven years following vesting.

All references to the number of shares available and reserved for grant, as well as share prices have been adjusted to reflect three-for-two stock splits effective November 1997, June 1996 and August
1995.

Item 2:

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


Statements in this Form 10-Q concerning the company s future prospects are forward looking statements under the federal securities laws.
There can be no assurances that future results will be achieved and actual results could differ materially from forecasts and estimates.
Important factors that could cause actual results to differ materially are discussed below in the section Results of Operations.

RESULTS OF OPERATIONS

Revenue:

Total revenue for the quarter ended September 30, 1997 increased by 13% over the prior year s comparable quarter. The increase reflects the acceptance of the Company s enterprise pricing options, as well as the continued growth of licensing fees from expanding client/server products. Unicenter
TNG (The Next Generation), a family of integrated business solutions for monitoring and administering across multi-platform environments, accounted for approximately 26% of the Company s overall revenue. International revenue decreased by 1% for the September 1997 quarter compared to the September
1996 quarter. Approximately $30 million of this decrease is attributable to strengthening of the US dollar against most currencies. Maintenance revenues decreased $7 million, or 4%, primarily due to the ongoing trend of site consolidations and expanding client/server revenues which yield lower maintenance. Price changes did not have a material impact in either quarter.

Costs and Expenses:

Selling, marketing and administrative expenses as
a percentage of total revenue for the September
1997 quarter decreased to 38% from 39% for the
September 1996 quarter.    The modest percentage
reduction reflects a higher revenue achievement without a proportionate increase in total fixed and variable administrative costs. Net research and development expenditures increased $14 million, or 18%, over the September 1996 quarter. Continued emphasis on adapting and enhancing products for the client/server environment, in particular Unicenter TNG and Jasmine, the addition of Cheyenne product development personnel and broadening of the Company s Internet/Intranet product offerings were largely responsible for the increase. Commissions and royalties as a percentage of revenue was 5% for both the September 1997 and 1996 quarters. Depreciation and amortization expense decreased $21 million in the September 1997 quarter from the September 1996 quarter. The decrease was primarily due to completion of the amortization associated with the On-Line Software International, Inc. and Pansophic Systems, Inc.
acquisitions, as well as the scheduled reduction in the amortization associated with The ASK Group, Inc. and Legent Corporation acquisitions. This decrease was only partially offset by the additional accelerated purchased software amortization related to the Cheyenne Software, Inc. acquisition. In the September 1997 quarter, net interest expense increased by $8 million over the September 1996 quarter as a result of higher debt levels associated with the Cheyenne acquisition.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

Operating Margins:

The pre-tax income of $435 million for the
September 1997 quarter is an increase of 23%, or
$81 million, over the September 1996 quarter pre-tax of $354
million.   As a percentage of total revenue, pre-
tax income for the September 1997 quarter was 39%, an increase of three percentage points over the pre-tax margin for the quarter ended September 1996. The
Company s consolidated effective tax rate was 37.5% for the September 1997 quarter compared with 37% for the prior year s comparable quarter.

Operations:

The Company s products are designed to improve the productivity and efficiency of its clients information processing resources. Accordingly, in a recessionary environment, the Company s products are often a reasonable economic alternative to customers faced with the prospect of incurring expenditures to increase their existing information processing resources. However, a general or regional slowdown in the world economy could adversely affect the Company s operations.

The Company has traditionally reported lower profit margins in the first two quarters of each fiscal year than those experienced in the third and fourth quarters. As part of the annual budget process, management establishes higher discretionary expense levels in relation to projected revenue for the first half of the year. Historically, the Company s combined third and fourth quarter revenues have been greater than the first half of the year, as these two quarters coincide with clients calendar year budget periods and culmination of the Company s annual sales plan. These historically higher second half revenues have resulted in significantly higher profit margins since total expenses have not increased in proportion to revenue. However, past financial performance should not be considered to be a reliable indicator of future performance.

The Company s future operating results may be affected by a number of other factors, including, but not limited to: uncertainties relative to global economic conditions; the Company s increasing reliance on a single family of products; market acceptance of competing technologies; the availability and cost of new solutions; delays in delivery of new products or features; the Company s ability to successfully maintain or increase market share in its core business while expanding its product base into other markets; the strength of its distribution channels; the Company s ability to manage fixed and variable expense growth relative to revenue growth; and the Company s ability to effectively integrate acquired products and operations.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Company s cash, cash equivalents and marketable securities for the quarter ended
September 30, 1997 decreased by approximately $3 million from the balance at June 30, 1997. For the quarter ended September 30 1997, cash generated from operations totaled $245 million. This cash was primarily used for bank debt repayments of $185 million, treasury stock purchases of $ 33 million, and dividends of $ 18 million.

At September 30, 1997, $ 1,490 million was outstanding under the Company s credit facilities and $320 million remains outstanding under the Company s
6.77% Senior Notes. Borrowing costs and facility fees are based upon the achievement of certain financial ratios.

The total number of shares purchased under the Company s various open market Common Stock repurchase programs as of September 30, 1997, was approximately 119 million shares, including .8 million for the most recent quarter. The total shares available for repurchase at September 30, 1997 are approximately 45 million. These amounts have been adjusted to reflect the November 1997 three for two stock split.

The Company s capital resource requirements as of September 30, 1997 consisted of lease obligations for office space, computer equipment, mortgage or loan obligations and amounts due as a result of product and company acquisitions. In addition, the Company is proceeding with a project to purchase land and construct a building in the United Kingdom for approximately $150 million. It is expected that existing cash, cash equivalents, short-term marketable securities, the availability of borrowings under committed and uncommitted credit lines, as well as cash provided from operations, will be sufficient to meet ongoing cash requirements.

PART II -  OTHER INFORMATION

 Item 4:  Submission of Matters to a vote of Security Holders.

(a) Annual Meeting of Stockholders held on August
   13, 1997.

(b) The Stockholders elected Directors for the ensuring year as follows:

                        Affirmative             Authority
Name			         Votes                Withheld
-----------------       -----------             --------
Russell M. Artzt        323,511,536              598,628
Willem F.P. de Vogel    323,509,887              600,277
Irving Goldstein        323,509,579              600,585
Richard A. Grasso       323,510,564              599,600
Shirley Strum Kenny     323,482,461              627,703
Sanjay Kumar            323,479,046              631,118
Charles B. Wang         323,507,469              602,695


(c) The Stockhholders voted to ratify the appointment of Ernst & Young LLP as the Company s independent auditors for the fiscal year ending March 31, 1998:

                         Affirmative         323,379,589
                         Negative Votes          186,231
                         Abstentions             544,344

PART II. OTHER INFORMATION

   Item 6:  Exhibits and Reports on Form 8-K

       (a)  Exhibits.

          (1) 1991 Stock Incentive Plan, as amended.



       (b)  Reports on Form 8-K.

          None.




                          SIGNATURES



      Pursuant to the requirements of the Securities
      Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



              COMPUTER ASSOCIATES INTERNATIONAL, INC.


     Dated:  November 6, 1997     By:/s/Sanjay Kumar
                                     -----------------------
                                     Sanjay Kumar, President
                                     and Chief Operating Officer

     Dated:  November 6, 1997     By:/s/Peter Schwartz
                                     -----------------------
                                     Peter Schwartz
                                     Sr. Vice President-Finance
                                     (Chief Financial and
                                     Accounting Officer