Form 10-Q
period 1997-12-31
COMPUTER ASSOCIATES INTERNATIONAL INC
filed 1998-02-05
CIK 356028

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                            FORM 10-Q

         X  Quarterly Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934
           For the quarterly period ended December 31, 1997
                               Or
          Transition Report Pursuant to Section 13 or 15(d)
              of the Securities Exchange Act of 1934
          For the transition period ended from _____ to _____

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

 Yes  X                                   No

          APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

	Title of Class           Shares Outstanding
       Common Stock          as of January 31, 1998
 par value $.10 per share         546,049,568

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES


                         INDEX

PART I.	Financial Information:		               Page No.

Item 1.  Consolidated Condensed Balance Sheets
	    December 31, 1997 and March 31, 1997		        1

	   Consolidated Statements of Income
	    Three Months Ended December 31, 1997 and 1996	  2

	   Consolidated Statements of Income
	    Nine Months Ended December 31, 1997 and 1996	  3

	   Consolidated Condensed Statements of Cash Flows
	    Nine Months Ended December 31, 1997 and 1996	  4

	   Notes to Consolidated Condensed Financial Statements 5

Item 2.  Managements Discussion and Analysis of Financial
	    Condition and Results of Operations		        9

PART II. Other Information:


Item 6.   Exhibits and Reports on Form 8-K 		       13



Item 1:
                   Part I. FINANCIAL INFORMATION

       COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED BALANCE SHEETS

                            (In millions)


                                                December 31     March 31,
                                                   1997           1997
                                                -----------     ---------
                                                (Unaudited)
ASSETS:

Cash and cash equivalents                          $175           $143
Marketable securities                                60             56
Trade and installment accounts receivable         1,720          1,514
Inventories and other current assets                 71             67
                                                  -----          -----
                           TOTAL CURRENT ASSETS   2,026          1,780
                                                  =====          =====

Installment accounts receivable, due after one    2,406          2,200
Property and equipment                              457            438
Purchased software products                         315            440
Excess of cost over net assets acquired           1,116          1,159
Investments and other noncurrent assets             109             67
                                                  -----          -----
                                   TOTAL ASSETS  $6,429         $6,084
                                                  =====          =====
LIABILITIES AND STOCKHOLDERS' EQUITY:

Loans payable - banks                              $540           $540
Other current liabilities                         1,259          1,187
Long-term debt                                    1,258          1,663
Deferred income taxes                               925            853
Deferred maintenance revenue                        324            338
Stockholders' equity                              2,123          1,503
                                                  -----          -----
       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY  $6,429         $6,084
                                                  =====          =====

See Notes to Consolidated Condensed Financial Statements.


        COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                    (In millions, except per share amounts)

                                                For the Three Months
                                                 Ended December 31,
                                                --------------------
                                                  1997         1996
                                                  ----         ----
       Product revenue and other related income $1,056       $  869
       Maintenance fees                            183          184
                                                 -----        -----
                               TOTAL REVENUE     1,239        1,053
                                                 =====        =====
       Costs and expenses:
         Selling, marketing and administrative     432          345
         Product development and enhancements       90           81
         Commissions and royalties                  61           51
         Depreciation and amortization              83           97
         Interest expense  - net                    29           27
         Purchased research and development          0          598
                                                 -----        -----
                    TOTAL COSTS AND EXPENSES       695        1,199
                                                 -----        -----
       Income (Loss) before income taxes           544         (146)

       Provision for income taxes                  204          167
                                                 -----        -----
                           NET INCOME (LOSS)      $340        $(313)
                                                 =====        =====

             BASIC EARNINGS (LOSS) PER SHARE      $.62        $(.57)
                                                 =====        =====
       Basic weighted average shares used in
       computation*                                546          548

           DILUTED EARNINGS (LOSS) PER SHARE      $.60        $(.57)
                                                 =====        =====
       Diluted weighted average shares used
       computation*                                568          548

*Shares and per share amounts adjusted for three-for-two stock splits effective November 5, 1997 and June 19, 1996.

See Notes to Consolidated Condensed Financial Statements.



       COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME
                            (Unaudited)

                (In millions, except per share amounts)


                                                For the Nine Months
                                                Ended December 31,
                                                ------------------
                                                  1997      1996
                                                  ----      ----
Product revenue and other related income        $2,707    $2,272
Maintenance fees                                   545       563
                                                 -----     -----
                               TOTAL REVENUE     3,252     2,835

Costs and expenses:
 Selling, marketing and administrative           1,242     1,070
 Product development and enhancements              269       232
 Commissions and royalties                         160       143
 Depreciation and amortization                     263       323
 Interest expense  - net                            90        70
 Purchased research and development                  0       598
                                                 -----     -----
                    TOTAL COSTS AND EXPENSES     2,024     2,436
                                                 =====     =====
Income before income taxes                       1,228       399

Provision for income taxes                         461       369
                                                 -----     -----
                                 NET INCOME     $  767    $   30
                                                 =====     =====

                    BASIC EARNINGS PER SHARE    $ 1.41    $  .05
                                                 =====     =====
Basic weighted average shares used in
computation*                                       546       547

                  DILUTED EARNINGS PER SHARE    $ 1.36    $  .05
                                                 =====     =====
Diluted weighted average shares used
computation*                                       566       570

*Shares and per share amounts adjusted for three-for-two stock splits effective November 5, 1997 and June 19, 1996.

See Notes to Consolidated Condensed Financial Statements.




         COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                (In millions)

                                                For the Nine Months
	                                          Ended December 31,
                                                -------------------
                                                  1997        1996
                                                  ----        ----
OPERATING ACTIVITIES:
Net income                                        $767        $30
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                    263        323
  Provision for deferred income taxes              180        168
  Charge for purchased research and development               598
  Compensation expense related to stock and
   pension plans                                    21         23
  Increase in noncurrent installment accounts
   receivable                                     (281)      (491)
  Decrease in deferred maintenance revenue          (6)       (59)
  Changes in other operating assets and
   liabilities excludes effects of acquisitions
   effects of acquisitions                        (300)       (94)
                                                 -----      -----
   NET CASH PROVIDED BY OPERATING ACTIVITIES       644        498

INVESTING ACTIVITIES:
 Acquisitions, primarily purchased software,
  marketing rights and intangibles                 (39)    (1,136)
 Purchase of property and equipment                (61)       (22)
 (Increase)decrease in current marketable
  securities                                        (4)        63
 Capitalized development costs                     (15)       (14)
                                                 -----      -----
       NET CASH USED IN INVESTING ACTIVITIES      (119)    (1,109)

FINANCING ACTIVITIES:
 Repayment of borrowings - net                    (406)       722
 Dividends paid                                    (18)       (17)
 Exercise of common stock options/other             55         39
 Purchases of treasury stock                      (116)       (32)
                                                 -----      -----
       NET CASH USED IN FINANCING ACTIVITIES      (485)       712

  INCREASE IN CASH AND CASH EQUIVALENTS
  BEFORE EFFECT OF EXCHANGE RATE CHANGES ON CASH    40        101

Effect of exchange rate changes on cash             (8)         1
                                                 -----      -----
INCREASE IN CASH AND CASH EQUIVALENTS               32        102

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD   143         97
                                                 -----      -----
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $  175     $  199
                                                 =====      =====

See notes to Consolidated Financial Statements.


                                         OKO



       COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997




NOTE A --  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1998.
For further information, refer to the consolidated financial statements and footnotes thereto included in Computer Associates International, Inc.s (the Registrant or the Company) Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

Cash Dividends: In December 1997, the Companys Board of Directors declared its regular, semi-annual cash dividend of $.04 per share. The dividend was paid on January 5, 1998 to stockholders of record on December 19, 1997.

Stock Split: On October 21, 1997 the Company declared a three-for-two stock split in the form of a stock dividend, to be distributed November 26, 1997 to shareholders of record as of November 5, 1997.
Shares and per share amounts have been adjusted to reflect this stock split as well as the three-for-two split effective June 19, 1996.

Statements of Cash Flows:  For the nine months ended
December 31, 1997 and 1996, interest payments were $99 million and $55 million respectively, and income taxes paid were $285 million and $165 million, respectively.

       COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997

NOTE A --  BASIS OF PRESENTATION (Continued)

Net Income per Share: The Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, for the
period ended December 31, 1997.  SFAS No. 128 requires
the Company to present basic and diluted earnings per
share (EPS) on the face of the income statement. Basic earning per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding for the period end plus the assumed exercise of all dilutive securities,
such as stock options.   Diluted earnings per share for
the periods presented is not materially different for Net Income per share reported under Accounting Principles
Board Opinion No. 15.

                  (In millions, except per share amounts)

                           For the Three Months   For the Nine Months
                           Ended December 31,     Ended December 31,
                           --------------------   -------------------
                             1997        1996       1997       1996
                             ----        ----       ----       ----


Net Earnings (Loss)           340        (313)       767         30
                            =====       =====      =====      =====
Diluted Earnings Per Share

Weighted average shares
 outstanding and common
 share equivalents            568         548        566        570

Diluted Earnings Per Share $ 0.60      $(0.57)    $ 1.36     $ 0.05
                            =====       =====      =====      =====
Diluted Share Computation:
   Average common shares
   outstanding                546         548  *     546        547
   Average options
   outstanding - net           21           -         19         23
   1995 Key Employee Stock
    Ownership Plan
    average shares
    outstanding                 1           -          1          -
                            -----       -----      -----      -----

Weighted average shares
 Outstanding and common
 share equivalents            568         548  *     566        570
                            =====       =====      =====      =====

* For the three months ended December 31, 1996 the Company reported a net loss. Common share equivalents are anti dilutive and are, therefore, not reported.

         COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            DECEMBER 31, 1997

NOTE B  --  ACQUISITIONS

On November 11, 1996, the Company acquired 98% of the issued and outstanding shares of common stock of Cheyenne Software, Inc. (Cheyenne), and on
December 2, 1996 merged into Cheyenne one of its wholly owned subsidiaries. The aggregate purchase price of approximately $1.2 billion was funded from drawings under the Companys $2 billion credit agreements. Cheyenne was engaged in the design, development, marketing, and support of storage, management, security and communications software for desktops and distributed enterprise networks.
The acquisition was accounted for as a purchase. The results of Cheyennes operations have been combined with those of the Company since the date of acquisition.

The Company recorded a $598 million after-tax charge against earnings for the write-off of purchased
Cheyenne research and development technology that had not reached the working model stage and had no alternative future use. The research and development charges recorded are generally based upon a discounted cash flow analysis.

The following table reflects pro forma combined results of operations(unaudited) of the Company and Cheyenne on the basis that the acquisition had taken place and the related after-tax charge, noted above, was recorded at the beginning of fiscal year 1997:

                (In millions, except per share amounts)

                            For the Nine Months    For the Three Months
                            Ended December 31,     Ended December 31,
                            -------------------    --------------------
Revenue                           $2,950                  $1,066
Net (loss) income                    (26)                    270
Basic earnings per common share   $ (.05)                 $  .49
Shares used in computation           547                     548
Diluted earnings per common share $ (.05)                 $  .47
Shared used in computation           547                     572


In managements opinion, the pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of fiscal year 1997 or of future operations of the combined companies under the ownership and operation of the Company.

         COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997

NOTE C  -- THE 1995 KEY EMPLOYEE STOCK OWNERSHIP PLAN

Under the 1995 Key Employee Stock Ownership Plan
(the 1995 Plan) a total of 20.25 million restricted
shares were available for grant to three key executives.
In January 1996, 1.35 million shares of the initial
grant of 6.75 million shares vested, subject to the
continued employment of the key executives through
March 31, 2000. Accordingly, the Company began accruing
the compensation expense associated with these 1.35 million
shares over the employment period.  Additional grants
of 13.5 million shares are available under the 1995 Plan
and have been reserved pending the achievement of certain
price targets in the fiscal year ending March 31, 2000.
The additional grants and the unvested portion of the
initial grant are subject to risk of forfeiture through
March 31, 2000. However, if the closing price of the
Companys common stock on the NYSE exceeds $53.33 for
60 trading days within any twelve month period, all
20.25 million shares vest immediately and will no longer
be subject to forfeiture.  In such event, the Company
will be required to record a one time, non-cash charge of
approximately one billion dollars. Furthermore, the
addition of up to the 20.25 million shares to the
companys weighted-average number of common shares
outstanding would have a negative impact on future basic
and diluted earnings per share.   At the election of
the executives, the total number of shares vested may be reduced to pay any applicable taxes.
The shares granted will continue to be subject to significant limitations on transfer during the seven years following vesting.

All references to the number of shares available and reserved for grant, as well as share prices have been adjusted to reflect three-for-two stock splits effective
November 1997, June 1996 and August 1995.

Item 2:

            MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

Statements in this Form 10-Q concerning the companys future prospects are forward looking statements under the federal securities laws. There can be no assurances that future results will be achieved and actual results could differ materially from forecasts and estimates. Important factors that could cause actual results to differ materially are discussed below in the section Results of Operations.

RESULTS OF OPERATIONS

Revenue:

Total revenue for the quarter ended December 31, 1997 increased by 18% or $186 million dollars over the prior years comparable quarter. The increase reflects continued acceptance of the Companys enterprise pricing options, particularly on mainframe platforms. The client/server business showed strong growth, increasing 28% over the December 1996 quarter.
In the quarter,Unicenter TNG (The Next Generation), a family of integrated business solutions for monitoring and administering across multi-platform environments, accounted for approximately 22% of the Companys overall revenue. Total North American revenue grew 30% over the prior years comparable quarter. The North American sales represented 67% of the revenue in the December
1997 quarter compared to 61% of revenue in the December 1996 quarter. The strengthening of the US dollar against most currencies decreased International revenue by $41 million. In constant dollar terms, International revenue would have increased by approximately
$34 million or 8% over the prior years comparable quarter.
Maintenance revenues remained unchanged from last years comparable quarter. Price changes did not have a material impact in either quarter.

Costs and Expenses:

Selling, marketing and administrative expenses as a percentage of total revenue for the December 1997 quarter increased to 35% from 33% for the December
1996 quarter. The increase represents the additional salary and benefit expense for an increased number of employees, as well as, major promotional events including the Jasmine, a pure object database solution, product launch and the Unicenter TNG framework release. Net research and development expenditures increased $9 million, or 11%, over the December 1996 quarter. Continued emphasis on adapting and enhancing products for the client/server environment, in particular Unicenter TNG and Jasmine, the addition of Cheyenne product development personnel and broadening of the Companys Internet/Intranet product offerings were largely responsible for the increase. Commissions and royalties as a percentage of revenue was 5% for both the December
1997 and 1996 quarters. Depreciation and amortization expense decreased $14 million in the December 1997 quarter from the December 1996 quarter. The decrease was primarily due to completion of the amortization associated with the On-Line Software International, Inc. and Pansophic Systems, Inc. acquisitions, as well as the scheduled reduction in the amortization associated with The ASK Group, Inc.
and Legent Corporation acquisitions. This decrease was only partially offset by the additional accelerated purchased software amortization related to the Cheyenne Software, Inc. acquisition. In the December

           MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

1997 quarter, net interest expense increased by $2 million over the December 1996 quarter as a result of higher debt levels associated with the Cheyenne acquisition.

Operating Margins:

The pretax income of $544 million for the December
1997 quarter is an increase of $690 million, over the December 1996 quarter pretax loss of $146 million.
The pretax loss for the December 1996 quarter was entirely attributable to a charge for development technology that had not reached the working model stage and had no alternative future use. Net income in the December 1996 quarter excluding the after tax charge would have been $285 million, compared to after tax income of $340 million in the December 1997 quarter, an increase of $55 million or 19%. The Companys consolidated effective tax rate was 37.5% for the December 1997 compared with 37% for the prior years
Comparable quarter.

Operations:

The Companys products are designed to improve the productivity and efficiency of its clients information processing resources. Accordingly, in a recessionary environment, the Companys products are often a reasonable economic alternative to customers faced with the prospect of incurring expenditures to increase their existing information processing resources.
However, a general or regional slowdown in the world economy could adversely affect the Companys operations.

The Company has traditionally reported lower profit margins in the first two quarters of each fiscal year than those experienced in the third and fourth quarters.
As part of the annual budget process, management establishes higher discretionary expense levels in relation to projected revenue for the first half of the year.
Historically, the Companys combined third and fourth quarter revenues have been greater than the first half of the year, as these two quarters coincide with clients calendar year budget periods and culmination of the Companys annual sales plan. These historically higher second half revenues have resulted in significantly higher profit margins since total expenses have not increased in proportion to revenue. However, past financial performance should not be considered to be a reliable indicator of future performance.

The Companys future operating results may be affected by a number of other factors, including, but not limited to: uncertainties relative to global economic conditions; the adequacy of the Companys internal administrative systems to efficiently process transactions, store and retrieve data subsequent to the year 2000; the Companys increasing reliance on a single family of products for a material portion of its sales; market acceptance of competing technologies; the availability and cost of new solutions; delays in delivery of new products or features; the Companys ability to update its business application products to conform with the new, common European currency known as the Euro; the Companys ability to successfully maintain or increase market share in its core business while expanding its product base into other markets; the strength of its distribution channels; the ability either internally or through third party service providers to support client implementation of the Companys products; the Companys

            MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

ability to manage fixed and variable expense growth relative to revenue growth; and the Companys ability to effectively integrate acquired products and operations.

The Company may experience future uncertainties regarding year 2000 compliance of its products. The Company has designed and tested the vast majority of its recent product offerings to be year 2000 compliant. However, there are currently a small minority of the product offerings that have not been updated to meet the year 2000 compliance specifications. The Company is making its best efforts to address this issue and will continue to update and test its product offerings for year 2000 compliance.
The Company has publicly identified any products that will not be updated to be year 2000 compliant and has been encouraging clients using these products to migrate to compliant versions. There can be no assurance that all the Companys products except those previously identified will be year 2000 compliant prior to the January 1, 2000 nor can there be assurances that the Companys currently compliant products do not contain undetected problems associated with year 2000 compliance. Such problems may result in increased expenses negatively affecting future operating results.

The Company recognizes the significance of the year
2000 problem as it relates to our internal systems.
It has an overall plan and a systematic process in place to make its internal financial and administrative systems year 2000 ready within the next twelve to eighteen months. The cost of this exercise is not viewed to have a material effect on the Companys results of operations or liquidity. Contingency plans have also been developed such that any failure to convert will not adversely affect overall performance.

           MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources:

At December 31, 1997, the Companys cash, cash equivalents and marketable securities balance of $235 million increased by approximately $50 million from the September 30, 1997 balance. Cash generated from operations totaled $223 million for the quarter ended December 31, 1997. Beyond increasing the absolute level of cash and cash equivalents, this cash was primarily used for treasury stock purchases of $74 million and bank debt repayments of $50 million.

At December 31, 1997, $1,440 million of debt was
 outstanding under the Companys revolving credit facilities, and $320 million remains outstanding under the Companys 6.77% Senior Notes. Borrowing costs and facility fees are based upon the achievement of certain financial ratios.

The cumulative total of common stock purchased under the Companys various open market repurchase programs as of December 31, 1997, was approximately
120 million shares, including 1.5 million shares in the most recently ended quarter. The shares authorized for future repurchase at December 31, 1997 are approximately 43 million. These amounts reflect the November 5, 1997 three-for-two stock split.

In the quarter ended December 31, 1997, the Companys commenced the building of its European Headquarters, located in the United Kingdom. In addition to this commitment of approximately $150 million, capital resource requirements as of December 31, 1997 consisted of lease obligations for office space, computer equipment, mortgage/loan obligations and amounts due as a result of product and company acquisitions. It is expected that existing cash, cash equivalents, short-term marketable securities, the availability of borrowings under committed and uncommitted credit lines, as well as cash provided from operations, will be sufficient to meet these and other ongoing cash requirements.

PART II. OTHER INFORMATION

   Item 6:  Exhibits and Reports on Form 8-K

	  (a) Exhibits.

		None.


	  (b) Reports on Form 8-K.

		None.




                        SIGNATURES



     Pursuant to the requirements of the Securities
     Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



            COMPUTER ASSOCIATES INTERNATIONAL, INC.


     Dated:  February 5, 1998   		By:/s/ Sanjay Kumar
                                             -------------------------
						         Sanjay Kumar, President
						         and Chief Operating Officer

     Dated:  February 5, 1998             By:/s/ Peter  Schwartz
                                             -------------------------
						         Peter Schwartz
						         Sr. Vice President - Finance
						        (Chief Financial and
						        Accounting Officer