Form 10-K
period 1998-03-31
COMPUTER ASSOCIATES INTERNATIONAL INC
filed 1998-05-22
CIK 356028

SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C. 20549

(Mark One)                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended March 31, 1998

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

                           (516) 342-5224
        (Registrants telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III to this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant:
The aggregate market value of the voting stock held by non-affiliates of the Registrant as at May 19, 1998 was $20,528,427,331 based on a total of 363,334,997 shares held by non-affiliates and the closing price on the New York Stock Exchange on that date which was $56.50.

Number of shares of stock outstanding at May 19, 1998:
546,623,630 shares of Common Stock, par value $.10 per share.

Documents Incorporated by Reference:
Part III - Proxy Statement to be issued in conjunction with Registrants Annual Stockholders Meeting.

                            PART I
Item 1. Business
(a) General Development of Business
Computer Associates International, Inc. (the Company or Registrant) was incorporated in Delaware in 1974. In December 1981, the Company completed its initial public offering of Common Stock. The Companys Common Stock is traded on the New York Stock Exchange under the symbol CA.
The Company supplies an extensive array of enterprise management, information management, and business application software products for use on a variety of hardware platforms. Because of its independence from hardware manufacturers, the Company provides clients with integrated solutions which are platform neutral. The Company supplies products which can be used on all major hardware platforms, operating systems, and application development environments.
The Companys product philosophy of internally developing products, such as Unicenter TNGTM and OpalTM, the acquisition of key technology, the integration of the two, and strategic alliances with over 40 business partners has been tested and proven over time.
In June 1994, the Company acquired The ASK Group, Inc. (ASK). ASK was primarily engaged in developing, marketing, and selling relational database management systems, including Ingres, various data access and connectivity products, as well as manufacturing and financial software applications for use in client/server environments. The acquisition was accounted for using the purchase method of accounting.
In August 1995, the Company acquired Legent Corporation (Legent). Legent provided a broad range of computer software products for managing information systems across several platforms and operating systems. The acquisition was accounted for using the purchase method of accounting.
In April 1996, the Company announced a restructuring with respect to its business applications solutions. Organizing around the concept of self-contained operational units, the Company formed several new independent Business Units (iBUs). These iBUs are responsible for development, marketing, sales and support of banking, financial, and manufacturing application offerings. In order to emphasize its commitment to delivering quality technical support to its clients throughout the world, the Company concentrated its technical services in a group known as GTDS (Global Technology Delivery Services). This group serves as the bridge between the Companys sales and development organizations, providing high-level technical assistance and guidance to clients.
In November 1996, the Company acquired Cheyenne Software, Inc. (Cheyenne). Cheyenne developed software solutions for NetWare, Windows NT, UNIX, Macintosh, OS/2, Windows 3.1, and Windows 95 operating systems. This acquisition was accounted for using the purchase method of accounting. See Note 2 of Notes to Consolidated Financial Statements for additional information concerning acquisitions.
(b) Financial Information About Industry Segments
The Companys business is in a single industry segment the design, development, marketing, licensing and support of integrated computer software products operating on a diverse range of hardware platforms and operating systems.
See Note 4 of Notes to Consolidated Financial Statements for financial data pertaining to geographic areas.
(c) Narrative Description of Business
General
The Company designs, develops, markets, licenses and supports standardized computer software products for use with a broad range of desktop, midrange, and mainframe computers from many different hardware manufacturers including, among others, IBM, Hewlett-Packard Company (HP, Sun Microsystems Inc. (Sun), Data General Corp. (DG) and Compaq Computer Corporation (including the Digital Equipment and Tandem Computer Companies).
A computer system, ranging from the most powerful mainframe to the ubiquitous desktop, consists of hardware and software. Hardware is the physical computer or central processing unit as well as peripheral equipment such as disk and tape data storage devices, printers and terminals. Software is the program, or set of instructions, which tell the hardware what to do and how to respond to specific user requests.
The Company continues to pursue its approach of designing and developing new software technology solutions, acquiring software technology that is complementary to existing products and integrating internally developed products with acquired software. The Companys service philosophy is similarly marked by a commitment to the development of a dedicated internal service staff, the acquisition of third-party service organizations, the integration of the two, and long-standing alliances with leading service providers.

Products
The Company offers over 500 enterprise systems management, information management, and business applications solutions to a broad spectrum of organizations. Built upon a common infrastructure, these products provide solutions across multiple operating systems and hardware platforms. The Companys standardized business software products enable clients to use their total data processing resources hardware, software, and personnel more efficiently. Many of the Companys products provide tools to measure and improve computer hardware and software performance and programmer productivity. The Company provides products that effectively manage the complex, heterogeneous systems upon which businesses depend. The Companys solutions enable clients to use the latest technologies while preserving their substantial investments in hardware, software and staff expertise. By employing a common infra-structure, the Companys developers create modular software designed to be continually and consistently improved. This pragmatic approach protects clients investments by using scalar, evolutionary change rather than revolutionary disruption and waste. The Companys software architecture is specifically designed to help clients migrate to client/server computing or build new client/server systems. The Companys integrated distributed systems management solutions manage this complex environment. Full-function client/server business applications simplify customization to meet unique business needs on a combination of platforms.
During fiscal year 1998, the Company commenced full-scale delivery of JasmineTM. Jasmine is a true object database with an integrated development environment and a robust multi-platform deployment facility. Its object-oriented database engine provides the foundation to store, manage, and maintain multimedia and business objects. The Jasmine Studio feature provides a complete multimedia authoring and application development environment, allowing clients to build multimedia applications without the need to write complex programs. Jasmine also features tools for designing and debugging sophisticated applications. The Jasmine execution environment allows Jasmine applications to run in standalone mode or as a plug-in to an Internet Web browser.
Since its introduction in fiscal year 1997, Unicenter TNG TM (The Next Generation)TM has become the industrys de facto standard for enterprise management software. In fiscal year 1998, the Company continued to extend the features and functionality of Unicenter TNG. Unicenter TNG is an object-oriented solution that enables organizations to visualize and control their entire information technology infra-structure including applications, databases, systems and networks from a business perspective. This technology establishes a link between an organizations information technology resources and its business policies. Through Unicenter TNG, an organization can define its business policies, map these policies to particular resource management requirements, and then monitor resources for their support of specific business processes. The flexible Business Process ViewsTM can be customized to deliver the information based on specific roles, locations, resources, and any other dimensions of control. To visualize the complex interactions and interdependencies of an enterprises entire distributed environment, Unicenter TNG employs a Real World InterfaceTM that incorporates 3-D animation and elements of virtual reality.
With the release of Opal 2.0 as part of its information management solutions, clients can exploit new technologies, including HTML, Java and ActiveX, while leveraging existing technologies. Opal enables clients to modernize legacy applications without mounting expensive full-scale development efforts. Opal provides access to mainframe legacy applications as well as other information sources through an advanced graphical user interface, employing multimedia, animation, sound, and video. Opal applications can be deployed on client/server systems as well as on the Web.
In response to client concerns regarding the Year 2000, the Company expanded its offerings in this area with the introduction of CA-Fix/2000TM. CA-Fix/2000 is a COBOL-Intelligent, automated date correction tool that helps ensure a thorough and speedy conversion of COBOL batch and CICS applications. Its use reduces the manual effort required to achieve Year 2000 compliance. It consists of three phases: Discover, Find, and Fix. In the Discover phase, CA-Fix/2000 examines an application to identify missing routines. During the Find phase, CA-Fix/2000 uses application-wide data flow analysis to locate all likely date fields. In the Fix phase, CA-Fix/2000 connects all source and copybooks with the application, applying connections to each date field in accordance with user requirements. CA-Fix/2000 is a component of CA Discovery 2000TM, an integrated end-to-end solution which transitions legacy applications into the 21st century.
Sales and Marketing
The Company distributes, markets, and supports its products on a worldwide basis with its own employees and a network of independent value-added resellers, distributors, and dealers. The Company has approximately 5,300 sales and sales support personnel engaged in promoting the licensing of the Companys products.
In North America, the Company operates primarily through Direct and Indirect sales forces responsible for sales, marketing and service of the Companys non-business application solutions. Several iBUs are responsible for the sales and marketing activities of business application solutions. A separate Global Accounts group provides additional service to large clients, particularly facilities managers. Facilities managers deliver data processing services using the Companys products to those companies that prefer to outsource their computer processing operations.

The Company also operates through wholly owned subsidiaries located in 43 countries outside North America. Each of these subsidiaries is structured as an autonomous entity and markets all or most of the Companys products in its respective territory. In addition, the Companys products are marketed by independent distributors in those areas of the world where it does not have a direct presence. Revenue from independent distributors accounted for less than 1% of the Companys fiscal 1998 revenue.
The Companys marketing and marketing services groups produce substantially all of the user documentation for its products, as well as promotional brochures, advertising and other business solicitation materials. The duties of these groups include the writing of the requisite materials, editing, typesetting, photocomposition, and printing.
Licensing
The Company does not sell or transfer title to its products to its clients. The products are licensed on a right to use basis pursuant to license agreements. Such licenses generally require that the client use the product only for its internal purposes at its own computer installation. In addition, the Company offers license agreements to facilities managers enabling them to use the Companys software in conjunction with their outsourcing business. Under certain circumstances, the Company will also license, on a non-exclusive basis, clients and other third parties as resellers of certain of the Companys products. The Company is encouraging value-added resellers (VARs) to actively market the Companys products. VARs often bundle the Companys products with specialized consulting services to provide clients with a complete solution. Such VARs generally service a particular market or sector and provide enhanced user-specific solutions.
The Company offers several types of software licenses. Under the standard license form, the client agrees to pay a one-time fee and an annual usage and maintenance fee. The annual usage and maintenance fees typically range from 9% to 20% of the then prevailing one-time fee for the product. Payment of the usage and maintenance fee entitles the client to continue to use, and to receive technical support for the product, as well as receive all enhancements and improvements (other than optional features subject to a separate charge) to the product developed by the Company during the period covered. A significant number of the Companys clients elect to license the Companys products under a variety of installment payment options. These plans incorporate license, usage and maintenance fees into annual or monthly payments ranging from one to ten years. The Company also offers licenses for products and groups of products based on the size of an enterprises computing power as measured in MIPS millions of instructions per second. Under this option, the client is free to reallocate hardware or modify user configurations without incremental costs.
Similar licensing alternatives are available for the Companys midrange and UNIX-based software products. Most of the Companys client/server products, including Ingres and Unicenter TNG are licensed on a power unit basis. Client/server products sold through third-party VARs, distributors and dealers are generally subject to distribution licensing agreements and end-user shrink wrap licenses. The Companys micro software products are licensed to end users upon payment of a fixed fee.
Product revenue for licenses is recognized upon delivery of the product to the client. Usage and maintenance fees are recognized ratably over the term of the agreement. Where the client has elected to pay the license fees in monthly or annual installments, the present value of the license fee is recognized as product revenue upon delivery of the product. Maintenance is unbundled from the selling price and ratably recognized over the term of the agreement. See Note 1 of Notes to Consolidated Financial Statements for further discussion of revenue recognition policies.
Under its standard form of license agreement, the Company warrants that its products will perform in accordance with specifications published in the product documentation.
Competition and Risks
The computer software business is highly competitive. It is marked by rapid, substantial technological change as well as the steady emergence of new companies and products. In addition, it is affected by such issues as the Year 2000 date change and the introduction by the European Monetary Union of the Euro, a new currency which seeks to replace certain country currencies. There are many companies, including IBM, Sun, HP, Compaq, and other large computer manufacturers, which have substantially greater resources, as well as the ability to develop and market software programs similar to and competitive with the products offered by the Company. Competitive products are also offered by numerous independent software companies, which specialize in specific aspects of the highly fragmented software industry. Some, like Microsoft, Oracle Corporation, and SAP AG, are the leading developers and vendors in their specialized markets.
IBM, HP, Sun, and Compaq are by far the largest suppliers of systems software, and are the manufacturers of the computer hardware systems used by most of the Companys clients. Historically, these hardware manufacturers have modified or introduced new operating systems, systems software, and computer hardware. Such new products could in the future incorporate features which are currently performed by the Companys products or could require substantial modification of the Companys products to maintain compatibility with these companies hardware or software. Although the Company has to date been able to adapt its products and its business to changes introduced by hardware manufacturers, there can be no assurance that it will be able to do so in the future.

In the past, licensees using proprietary operating systems were furnished with source code, which makes the operating system generally understandable to programmers, or object code,which directly controls the hardware, and other technical documentation. Since the availability of source code facilitated the development of systems and applications software which must interface with the operating systems, independent software vendors such as the Company were able to develop and market compatible software. IBM and other hardware vendors have a policy of restricting the use or availability of the source code for some of its operating systems. To date, this policy has not had a material effect on the Company. However, such restrictions may, in the future, result in higher research and development costs for the Company in connection with the enhancement and modification of the Companys existing products and the development of new products. Although the Company does not expect such restrictions will have this effect on its products, there can be no assurance that such restrictions or other restrictions will not have a material adverse effect on the Companys business.
The Company anticipates ongoing use of microcode or firmware provided by hardware manufacturers. Microcode and firmware are basically software programs in hardware form, and therefore are less flexible than pure software. The Company believes that such continued use will not have a significant impact on the Companys operations and that its products will remain compatible with any changes to such code. However, there can be no assurance that future technological developments will not have an adverse impact on the Companys operations.
Although no company competes with the Company across its entire software product line or a significant portion thereof, the Company considers at least 75 firms to be directly competitive with one or more of the Companys systems software packages. In database management, graphics and applications software for the desktop, midrange and mainframe environments, there are hundreds of companies, whose primary business focus is on at least one but not all of these solutions. Certain of these companies have substantially larger operations than the Companys in these specific niches. Many companies, large and small, use their own technical personnel to develop programs similar to those of the Company; these may rightly be seen as competitors of the Company. The Company believes that the most important considerations for potential purchasers of software packages are: product capabilities; ease of installation and use; dependability and quality of technical support; documentation and training; the experience and financial stability of the vendor; integration of the product line; and, to a lesser extent, price. Price is a stronger factor in the client/server and microcomputer marketplace. Moreover, as the client/server market continues to expand and develop, competitors could be expected to form strategic alliances or acquire other companies to increase their presence in this market.
The Companys future operating results may be adversely affected by a number of factors, including, but not limited to: its responsiveness to client needs; successful implementation of newly introduced products; uncertainties relative to global economic conditions; market acceptance of competing technologies; the availability and cost of new solutions; its ability to successfully maintain or increase market share in its core business while expanding its product base into other markets; its ability to recruit and retain qualified personnel; the strength of its distribution channels; its ability either internally or through third-party service providers to support client implementation of the Companys products; its ability to effectively manage fixed and variable expense growth relative to revenue growth; possible disruptions resulting from organizational changes; and its ability to effectively integrate acquired products and operations. There can be no assurance that the Companys products will continue to compete favorably or that it will be successful in the face of increasing competition from new and existing competitors. Year 2000
The millennium date change poses a challenge for software companies since many existing computer hardware and software systems may not support four-digit dates. This can result in errors in calculating date information and in system failures. The Company has designed the current versions of most of its existing programs to be Year 2000 compliant. There can be no assurances that there will not be claims asserted against it for damages for business interruption from products that were not Year 2000 ready. The Company has taken appropriate measures to prepare its internal systems for the Year 2000 and is not aware of any material operational issues or costs involved with this action. While the Company does not believe that matters relating to the Year 2000 would have a material impact on its business, financial condition or results of operation, it is uncertain whether or to what extent the Company may be affected by such matters.
Product Protection
The products of the Company are treated as trade secrets and confidential information. The Company relies for protection upon its contractual agreements with clients as well as its own security systems and confidentiality procedures. In addition to obtaining patent protection for new technology, the Company protects its products, their documentation, and other written materials under copyright law. The Company also obtains trademark protection for its various product names. The Company from time to time receives notices from third parties claiming infringement by the Companys products of third-party proprietary rights. The Company expects that software will be subject to such claims more frequently as the number of products and competitors in the Companys industry grows and the functionality of products overlap. Such claims could result in litigation, which can be costly, or licensing arrangements on terms not favorable to the Company, including the payment of royalties to third parties. The Companys business could be affected by such litigation and licensing arrangements and by its ability to develop substitute technology.

Clients
No individual client accounted for a material portion of the Companys revenue during any of the past three fiscal years. Since the majority of the Companys software is used with relatively expensive com-puter hardware, most of its revenue is derived from companies which have the resources to make a substantial commitment to data processing and their computer installations. The majority of the worlds major companies use one or more of the Companys software packages. The Companys software products are generally used in a broad range of industries, businesses and applications. The Companys clients include manufacturers, financial service providers, banks, insurance companies, educational institutions, hospitals, and government agencies. The Companys products are also sold to and through microcomputer distributors and value-added resellers. Product Development
The history of the computer industry has seen rapid changes in hardware and software technology. The Company must maintain the usefulness of its products as well as modify and enhance its products to accommodate changes to, and to ensure compatibility with, hardware and software.
To date, the Company has been able to adapt its products to such changes and, as described more fully in Narrative Description Of Business Products, the Company believes that it will be able to do so in the future. Computer software vendors must also continually ensure that their products meet the needs of clients in the ever-changing marketplace. Accordingly, the Company has the policy of continually enhancing, improving, adapting and adding new features to its products, as well as developing additional products. The Company offers a facility for many of its software products whereby problem diagnosis, program fixes and other mainframe services can be provided online between the clients installation and the support facilities of the Company. Another service, CA-TCCSM (Total Client Care)SM, provides a major extension to existing support services of the Company by offering access to the Companys client support database. In addition, the Company offers support services online via the Internet. These services have contributed to the Companys ability to provide maintenance more efficiently.
Product development work is primarily done at the Companys facilities in Alameda, California; San Diego, California; Santa Clara, California; Maitland, Florida; Chicago, Illinois; Andover, Massachusetts; Marlborough, Massachusetts; Mount Laurel, New Jersey; Princeton, New Jersey; Islandia, New York; Columbus, Ohio; Pittsburgh, Pennsylvania; Dallas, Texas; Herndon, Virginia; and Bellevue, Washington. The Company also performs product development in Sydney, Australia; Vienna, Austria; Brussels, Belgium; Vancouver, Canada; Slough, England; Paris, France; Darmstadt, Germany; Tel Aviv, Israel; and Milan, Italy. For its fiscal years ended March 31, 1998, 1997, and 1996, product development and enhancements charged to operations were $369 million, $318 million, and $285 million, respectively. In fiscal years 1998, 1997, and 1996, the Company capitalized $23 million, $18 million, and $16 million, respectively, of internally developed software costs.
Certain of the Companys products were acquired from other companies and individuals. The Company continues to seek synergistic companies, products and partnerships. The purchase price of acquired products is capitalized and amortized over the useful life of such purchase or a period not exceeding five years.
Employees
As of March 31, 1998, the Company had approximately 11,400 employees of whom approximately 2,250 were located at its headquarters facilities in Islandia, New York; approximately 4,700 were located at other offices in the United States, and approximately 4,450 were located at its offices in foreign countries. Of the total employees, approximately 3,700 were engaged in product development efforts and 5,300 were engaged in sales and sales support functions. The Company believes its employee relations are excellent.
(d) Financial Information About Foreign and Domestic Operations and
Export Revenue
See Note 4 of Notes to Consolidated Financial Statements for financial data pertaining to the geographic distribution of the Companys operations.
Item 2. Properties
The principal properties of the Company are geographically distributed to meet sales and operating requirements. All of the properties of the Company are considered to be both suitable and adequate to meet current operating requirements.
The Company leases approximately 50 office facilities throughout the United States, and approximately 95 office facilities outside the United States. Expiration dates on material leases range from fiscal 1999 to 2021.
The Company owns a 700,000 square-foot headquarters in Islandia, New York. The Companys subsidiary in Germany owns two buildings totaling approximately 120,000 square feet. The Company also owns various office facilities in the United States ranging from 50,000 to 250,000 square feet. The Company has begun construction of a significant facility in the United Kingdom.

The Company owns various computer, telecommunications and electronic equipment. It also leases IBM, DEC, HP, and DG computers located at the Companys facilities in Islandia, New York; Princeton, New Jersey; San Diego, California; and Chicago, Illinois. This equipment is used for the Companys internal product development, for technical support efforts and for administrative purposes. In addition, each of the Companys subsidiaries outside the U.S. leases certain computer hardware enabling them to communicate with all other offices of the Company through a dedicated worldwide network. The Company considers its computer and other equipment to be adequate for its needs. See Note 7 of Notes to Consolidated Financial Statements for information concerning lease obligations.

Item 3. Legal Proceedings
The Company, various subsidiaries and certain current and former officers have been named as defendants in various claims and lawsuits arising in the normal course of business. The Company believes that the facts do not support the plaintiffs claims and intends to vigorously contest each of them.

Item 4. Submission of Matters to Vote of Security Holders
None.
Executive Officers of the Registrant
The name, age, present position, and business experience of all executive officers of the Company as of May 19, 1998 are listed below:


	Name              Age   Position
Charles B. Wang (1)     53    Chairman, Chief Executive Officer and
                              Director
Sanjay Kumar (1)        36    President, Chief Operating Officer and
                              Director
Russell M. Artzt (1)    51    Executive Vice President Research and
                              Development and Director
Charles P. McWade       53    Senior Vice President Business Development
Peter A. Schwartz	      54    Senior Vice President Finance and Chief
                              Financial Officer
Ira Zar                 36    Senior Vice President Finance
Michael A. McElroy      53    Vice President and Secretary
Lisa Savino	            32    Vice President and Treasurer

(1) Member of the Executive Committee.
Mr. Charles B. Wang has been Chief Executive Officer and a Director of the Company since June 1976 and Chairman of the Board since April 1980.

Mr. Kumar joined the Company with the acquisition of UCCEL in August 1987. He was elected President, Chief Operating Officer and a Director effective January 1994, having previously served as Executive Vice President Operations from January 1993 to December 1993, and Senior Vice President Planning from April 1989 to December 1992.

Mr. Artzt has been with the Company since June 1976. He has been Executive Vice President Research and Development of the Company since April 1987 and a Director of the Company since November 1980.

Mr. McWade has been Senior Vice President Business Development of the Company since April 1998, having previously served in various financial positions including Treasurer from April 1988 to March 1994. Mr. McWade joined the Company in October 1983.

Mr. Schwartz has been Senior Vice President Finance and Chief Financial Officer of the Company since April 1987. He has served in various financial roles since joining the Company in July 1983.

Mr. Zar has been Senior Vice President Finance since November 1997, having previously served as Senior Vice President and Treasurer from April 1994 to October 1997, and as Vice President Finance since April 1990. Mr. Zar joined the Company in June 1982.

Mr. McElroy was elected Secretary of the Company effective January 1997, and has been a Vice President of the Company since April 1989. He joined the Company in January 1988 and served as Secretary from April 1988 through April 1991.

Ms. Savino was elected Vice President and Treasurer effective November 1997, having previously served as Assistant Treasurer since April 1995. Ms. Savino joined the Company in May 1990.

The officers are appointed annually and serve at the discretion of the Board of Directors.


                           PART II

Item 5. Market for Registrants Common Equity and Related Stockholder
Matters

  The Companys Common Stock is listed on the New York Stock Exchange. The following table sets forth, for the quarters indicated, the quarterly high and low closing prices on the New York Stock Exchange.




                     Fiscal Year 1998          Fiscal Year 1997
                     High         Low          High         Low
Fourth Quarter       $ 58.06      $ 45.44      $ 32.67      $ 25.42
Third Quarter        $ 56.94      $ 45.83      $ 44.83      $ 32.50
Second Quarter       $ 48.88      $ 36.13      $ 42.09      $ 27.00
First Quarter        $ 38.92      $ 25.33      $ 36.05      $ 29.33


 On March 31, 1998, the closing price for the Companys Common Stock on the New York Stock Exchange was $ 57.75. The Company currently has approximately 10,000 record stockholders.

  The Company has paid cash dividends in July and January of each year since July 1990 and intends to continue that policy. The Companys most recent dividend, paid in January 1998, was $ .04 per share.

  References to prices per share have been adjusted to reflect three-for-two stock splits effective June 19, 1996 and November 5, 1997.

Item 6. Selected Financial Data

The information set forth below should be read in conjunction with Managements Discussion and Analysis of Financial Condition and
Results of Operations and the financial statements and related notes included elsewhere in this Annual Report on Form 10-K.



                                      Year Ended March 31,
                           ------------------------------------------
INCOME STATEMENT DATA      1998(1)  1997(2)  1996(3)  1995(4)  1994
                           ------------------------------------------
                            (in millions, except per share amounts)
Revenue                    $4,719  $4,040    $3,505   $2,623  $2,148
Net income (loss)           1,169     366       (56)     432     401
- Basic earnings (loss)
-  Per common share (5)    $ 2.14   $ .67    $ (.10)  $  .80  $  .72
- Diluted earnings (loss)
-  Per common share (5)      2.06     .64      (.10)     .76     .69
Dividends declared
    Per common share(5)      .073    .065      .061     .059    .041



                                            March 31,
                           ------------------------------------------
BALANCE SHEET DATA         1998(1)  1997(2)  1996(3)  1995(4)   1994
                           ------------------------------------------
                                          (in millions)
Cash from operations       $ 1,040  $   790  $   619  $   489 $   480
Working capital(deficiency)    379       53      (53)     300     451
Total assets                 6,706    6,084    5,016    3,269   2,492
Long-term debt
 (less current maturities)   1,027    1,663      945       50      71
Stockholders' equity         2,481    1,503    1,482    1,578   1,243

(1) Includes an after-tax charge of $21 million related to the Companys unsuccessful tender offer for Computer Sciences Corporation.

(2) Includes an after-tax write-off of $598 million related to the acquisition of Cheyenne Software, Inc. in November 1996. See Note 2 of Notes to Consolidated Financial Statements for additional information.

(3) Includes an after-tax write-off of $808 million related to the acquisition of Legent Corporation in August 1995. See Note 2 of Notes to Consolidated Financial Statements for additional information.

(4) Includes an after-tax write-off of $154 million related to the acquisition of The ASK Group, Inc. in June 1994.

(5) Adjusted to reflect three-for-two stock splits effective August 21, 1995, June 19, 1996 and November 5, 1997.


Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Annual Report on Form 10-K contains certain forward-looking statements and information relating to the Company that are based on the beliefs and assumptions made by the Companys management as well as information currently available to management. When used in this document, the words anticipate, believe, estimate, expect and similar expressions, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.

Fiscal Year 1998
Total revenue for fiscal year 1998 was $4.7 billion, an increase of 17% over the $4.0 billion recorded in fiscal year 1997. The growth is attributable to greater revenue derived from licensing fees on the midrange platforms as well as a modest increase in mainframe product revenue related to the continued demand for less restrictive enterprise licensing pricing options. The client/server business, including CA Arcserve R , Ingres, and Unicenter, showed strong growth, increasing 44% over fiscal year 1997. Unicenter TNG (The Next Generation), a family of integrated business solutions for monitoring and administering computer systems across platform environments, accounted for 23% of the Companys overall revenue. Total North American revenue increased 28% for fiscal year 1998 as a result of strong acceptance of the Companys client/server software solutions and enterprise pricing options. International revenue remained unchanged in fiscal year 1998 compared with fiscal year 1997 due partially to a strengthening of the U.S. Dollar against most currencies. This unfavorable foreign exchange environment decreased international revenue by $124 million when compared to fiscal year 1997. Maintenance revenue declined 1%, or $7 million in fiscal year 1998. This decrease reflects the Companys expanded client/server licensing which has generated lower maintenance revenues and the ongoing trend of site consolidations. Price changes did not have a material impact in either year.
Selling, marketing, and administrative expenses for fiscal year 1998 increased to 37% of revenue compared to 36% in fiscal year 1997. The increase represents an investment by the Company in additional service and support personnel, as well as major promotional events, including the product launch for Jasmine, a pure object database solution, and the Unicenter TNGTM FrameworkTM release. In fiscal year 1998, new and existing product enhancement, research and development expenditures increased $51 million, or 16%. Continued emphasis on adapting and enhancing products for the client/server environment, in particular Unicenter TNG and Jasmine, a full fiscal year of Cheyenne product development personnel costs and broadening of the Companys Internet/Intranet product offerings were largely responsible for the increase. Commissions and royalties were approximately 5% of total revenue for both fiscal year 1998 and 1997. Depreciation and amortization expense decreased $75 million, or 18% in fiscal year 1998 over fiscal year 1997. The decrease was primarily due to completion of the amortization associated with the On-Line Software International, Inc. and Pansophic Systems, Inc. acquisitions, as well as the scheduled reduction in amortization associated with The ASK Group, Inc. and Legent Corporation acquisitions. This decrease was partially offset by a full year of purchased software amortization related to the Cheyenne Software, Inc. acquisition. For fiscal year 1998, net interest expense was $143 million, an increase of $41 million over fiscal year 1997. The increase is attributable to non-recurring financing charges associated with the unsuccessful Computer Sciences Corporation tender offer and higher debt levels associated with the Cheyenne acquisition. Fiscal year 1998 pre-tax profit was $1.87 billion compared to $932 million in fiscal year 1997. The pre-tax amount for fiscal year 1997 includes an after-tax charge of $598 million relating to the acquisition of Cheyenne for a write-off of purchased research and development technology (R&D) that had not reached the working model stage and had no alternative future use. Net income per share in fiscal year 1998, excluding the Computer Sciences Corporation pre-tax charge of $34 million, would have been $2.10 per share on a diluted basis, a 24% increase over fiscal year 1997 net income of $1.69 per share, excluding the Cheyenne purchased R&D charge of $598 million. The consolidated effective tax rate for fiscal year 1998, was 37.6% versus 37% in fiscal year 1997 (excluding the research and development charge).
A total of 20.25 million restricted shares were made available for grant to three key executives under the 1995 Key Employee Stock Ownership Plan (the 1995 Stock Plan) approved by the stockholders at the August 1995 Annual Meeting. An initial grant of 6.75 million restricted shares was made to the executives at inception of the 1995 Stock Plan. In January 1996, based on the achievement of a price target for the Companys common stock, 1.35 million shares (20%) of the initial grant vested, subject to continued employment of the executives through March 31, 2000. Accordingly, the Company began recognizing compensation expense associated with the 1.35 million shares over the employment period. Annual compensation expense of $7 million has been charged against income for each of the years ended March 31, 1998, 1997, and 1996. Additional grants of the remaining 13.5 million shares available under the 1995 Stock Plan were made based on the achievement of certain price targets. These additional grants and the unvested portion of the initial grant are subject to risk of forfeiture through March 31, 2000, and further subject to significant limitations on transfer during the seven years following vesting.
If the closing price of the Companys stock on the New York Stock Exchange exceeds $53.33 for 60 trading days within any twelve-month period, all
20.25 million shares under the 1995 Stock Plan will vest immediately, and will no longer be subject to forfeiture. A one-time pre-tax charge of approximately $1.2 billion will be recorded in the period in which the sixtieth trading day occurs. As of May 19, 1998, the closing price of the Companys common stock had exceeded $53.33 for 58 trading days beginning October 21, 1997.

Fiscal Year 1997
Total revenue for fiscal year 1997 was $4.0 billion, an increase of 15% over the $3.5 billion recorded in fiscal year 1996. This increase reflects the expanded demand for the Companys products, particularly its Unicenter family. The Cheyenne desktop and local area network products acquired in November 1996 contributed marginally to the increase. Revenue in North America increased 40% for fiscal year 1997 due to strong acceptance of the Companys client/server software solutions and the ongoing increases in client computing capacity needs (as measured in MIPS). International revenue decreased 9% in fiscal year 1997 compared with fiscal year 1996. This was caused by a combination of operational difficulties experienced in refocusing the European sales and marketing resources from mainframe to client/server sales opportunities exacerbated by local economic conditions including a weakening of the local currencies against the U.S. Dollar. Maintenance revenue increased 2%, or $11 million in fiscal year 1997. This increase is due in part to the addition of a full year of Legent maintenance revenue, partially offset by the ongoing trend of site consolidations, and escalating client/server revenue which generate lower maintenance revenue. Foreign exchange rate movements negatively affected total revenue in fiscal year 1997 by approximately $43 million or slightly more than 1%. Price changes did not have a material impact in either year.
Selling, marketing, and administrative expenses for fiscal year 1997 decreased to 36% of revenue from 39% in fiscal year 1996. This reduction is a function of the continued corporate-wide effort to reduce fixed and administrative costs as well as operating efficiencies realized from integration of the Cheyenne and Legent acquisitions. In fiscal year 1997, net new product and enhancement research and development expenditures increased $33 million, or 12%. The continued emphasis on adapting products for the client/server environments and the addition of Cheyenne development personnel were largely responsible for this increase. Commissions and royalties were approximately 5% of total revenue for both fiscal year 1997 and 1996. Depreciation and amortization expense increased $20 million, or 5% in fiscal year 1997 over fiscal year 1996. This rise is largely the result of an additional $31 million associated with the Cheyenne acquisition partially offset by decreased amortization from previous acquisitions. For fiscal year 1997 net interest expense was $102 million, an increase of $31 million over fiscal year 1996. The increase is attributable to the higher debt levels associated with borrowings used to finance the Cheyenne acquisition.

Fiscal year 1997 had a pre-tax profit of $932 million compared to the pre-tax loss of $100 million in fiscal year 1996. The pre-tax amounts for both fiscal years 1997 and 1996 include a write-off of purchased research and development technology that had not reached the working model stage and has no alternative future use relating to the acquisitions of Cheyenne and Legent of $598 million and $1,303 million, respectively. Excluding these charges, pre-tax income for fiscal year 1997 was $1,530 million compared to $1,203 million in fiscal year 1996, an increase of $327 million, or 27%. The consolidated effective tax rate, excluding the research and development charges for fiscal year 1997 was 37% versus 37.5% in fiscal year 1996. Including the aforementioned purchased research and development charge, net income for fiscal year 1997 was $366 million compared to a net loss of $56 million for fiscal year 1996. Without these charges in fiscal years 1997 and 1996, net income would have been $964 million, or $1.69 per share (diluted), and $752, or $1.32 per share (diluted), respectively.


Selected Unaudited Quarterly Information on a diluted basis
(in millions, except per share amounts)

1998 Quarterly Results
                     June 30  Sept. 30    Dec. 31    Mar. 31(1)   Total
Revenue              $  891   $1,122      $1,239      $1,467      $4,719
Percent of
 total revenue          19%      24%         26%         31%        100%
Net income              156      272         340         401       1,169
Basic earnings
per share(3)         $  .29   $  .49      $  .62      $  .74      $ 2.14
Diluted earnings
per share(3)         $  .28   $  .48      $  .60      $  .71      $ 2.06

1997 Quarterly Results
                     June 30  Sept. 30    Dec. 31(2)  Mar. 31      Total

Revenue 	 	   $  792	$  990      $1,053      $1,205      $4,040
Percent of
total revenue           20%      24%         26%          30%        100%
Net income (loss)	      120      223        (313)        336         366
Basic earnings
(loss) per share(3)  $  .22   $  .40       $(.57)     $  .62       $ .67
Diluted earnings
(loss) per share(3)  $  .21   $  .39      $(.57)      $  .60       $ .64

(1)	Includes an after-tax charge of $21 million related to the Companys unsuccessful tender offer for Computer Sciences Corporation.

(2)	Includes an after-tax write-off of $598 million related to the acquisition of Cheyenne Software, Inc. in November 1996. See Note 2 of Notes to Consolidated Financial Statements for additional information.

(3)	Adjusted to reflect three-for-two stock split effective June 19,
1996 and November 5, 1997.

The Company has traditionally reported lower profit margins in the first two quarters of each fiscal year than those experienced in the third and fourth quarters. As part of the annual budget process, management establishes higher discretionary expense levels in relation to projected revenue for the first half of the year. Historically, the Companys combined third and fourth quarter revenue have been greater than the first half of the year, as these two quarters coincide with clients calendar year budget periods and culmination of the Companys annual sales plan. These historically higher second half revenue have resulted in significantly higher profit margins since total expenses have not increased in proportion to revenue. However, past financial performance should not be considered to be a reliable indicator of future performance.

The Companys products are designed to improve the productivity and efficiency of its clients information processing resources. Accordingly, in a recessionary environment, the Companys products are often a reasonable economic alternative to customers faced with the prospect of incurring expenditures to increase their existing information processing resources. However, a general or regional slowdown in the world economy could adversely affect the Companys operations.
The Companys future operating results may be affected by a number of other factors, including, but not limited to: uncertainties relative to global economic conditions; the adequacy of the Companys internal administrative systems to efficiently process transactions, store and retrieve data subsequent to the year 2000; the Companys increasing reliance on a single family of products for a material portion of its sales; market acceptance of competing technologies; the availability and cost of new solutions; delays in delivery of new products or features; the Companys ability to update its business application products to conform with the new, common European currency known as the Euro; the Companys ability to successfully maintain or increase market share in its core business while expanding its product base into other markets; the strength of its distribution channels; the ability either internally or through third-party service providers to support client implementation of the Companys products; the Companys ability to manage fixed and variable expense growth relative to revenue growth; and the Companys ability to effectively integrate acquired products and operations.
The Company may experience further uncertainties and unanticipated costs regarding Year 2000 compliance of its products. The Company has designed the current version of the vast majority of its product offerings to be Year 2000 compliant. However, there is currently a small minority of its product offerings that have not been updated to Year 2000 compliance specifications. The Company is making its best efforts to address this issue and will continue to update and test its products for Year 2000 compliance. The Company has publicly identified any products that will not be updated to be Year 2000 compliant and has been encouraging clients using these products to migrate to compliant versions or products. There can be no assurance that all the Companys products will be Year 2000 compliant prior to January 1, 2000 nor can there be assurances that the Companys currently compliant products do not contain undetected problems associated with Year 2000 compliance. Such problems may negatively affect future operating results.
The Company recognizes the significance of the Year 2000 problem as it relates to its internal systems. It has an overall plan and a systematic process in place to make its internal financial and administrative systems Year 2000-ready within the next 12 to 18 months. The cost of this exercise is not viewed to have a material effect on the Companys results of operations or liquidity. Contingency plans have also been developed such that any failure to convert will not adversely affect overall performance.
Foreign Currency Exchange
Continued uncertainty in world economies and currency markets caused an additional strengthening of the U.S. Dollar during fiscal year 1998. Approximately 34% of the Companys total revenue in fiscal year 1998, 40% in fiscal year 1997, and 50% in fiscal year 1996, was derived from sales outside of North America. Western Europe is the Companys most important foreign market. The Company believes that its operations outside the U.S. are located in countries which are politically and economically stable, with the possible exception of financial volatility in certain Asian markets. The net income effect of foreign currency exchange rate fluctuations versus the U.S. Dollar on international revenue is largely offset to the extent expenses of the Companys international operations are incurred and paid for in the same currencies as those of its revenue. During fiscal year 1998, the net income effect of foreign exchange transaction losses was approximately $9 million. A foreign currency translation adjustment of $84 million was charged to Stockholders Equity in fiscal year 1998. As part of its risk management strategy and consistent with prior years, the Company did not enter into any foreign exchange derivative transactions during fiscal year 1998.
Liquidity and Capital Resources
The Companys cash, cash equivalents, and marketable securities of $310 million at March 31, 1998 increased by approximately $111 million from the prior fiscal year. Cash generated from operations totaled $1,040 million for the fiscal year ended March 31, 1998, a 32% increase over the prior year. The increase was driven by higher net income. Accounts receivable balances increased during fiscal 1998, as customers continued to demonstrate a preference for financing their licensing fees. The Company offers installment payment plans as a competitive advantage during the sales process. The Company used cash generated from operations primarily for bank debt repayments of $630 million and for treasury stock purchases of $163 million.
At March 31, 1998, the cumulative number of shares purchased under the Companys various open market Common Stock repurchase programs was approximately 121 million shares, including approximately 3.7 million shares for the year just ended. The remaining number of shares authorized for repurchase under these programs at March 31, 1998 is approximately 42 million. All references to number of shares reflect the November 1997 three-for-two stock split.
The Company employs a variety of financial alternatives to build a capital structure capable of supporting its strategic objectives. On June 30, 1997, the Company replaced its existing credit facilities with a $1.1 billion 364-day revolving credit facility and a $1.5 billion five-year revolving credit facility. In the quarter ended December 31, 1997, the Company started construction of its European headquarters in the United

Kingdom. On February 24, 1998, Quick Access Inc., (a wholly owned subsidiary) entered into an 85 million pound sterling (approximately U.S. $142 million) 364-day revolving credit facility to finance this construction. Under all of the above credit facilities, borrowings are subject to interest primarily at the prevailing London InterBank Offered Rate (LIBOR) subject to a fixed spread which is dependent on the achievement of certain financial ratios. The Company is also required to maintain certain financial conditions.
Peak borrowings under these facilities during fiscal year 1998 totaled $2,070 million. At March 31, 1998, $1,233 million was outstanding under these credit facilities. In addition, $320 million remains outstanding under the Companys 6.77% Senior Notes. The weighted average interest rate for these borrowings was 6.31%. The Company also maintains $24 million of unsecured and uncommitted multicurrency lines of credit. These facilities were established to meet any short-term working capital requirements for subsidiaries located outside the U.S.
In addition to the construction of the U.K. headquarters, capital resource requirements as of March 31, 1998 consisted of lease obligations for office space, computer equipment, mortgage or loan obligations, and amounts due as a result of product and company acquisitions. It is expected that existing cash, cash equivalents, short-term marketable securities, the availability of borrowings under credit lines, as well as cash provided from operations, will be sufficient to meet ongoing cash requirements. Refer to Notes 6 and 7 of Notes to Consolidated Financial Statements for details concerning commitments.
On April 24, 1998, the Company issued $1.75 billion of unsecured Senior Notes. Amounts borrowed, rates and maturities for each issue were $575 million at 6-1/4% due April 15, 2003, $825 million at 6-3/8% due April 15, 2005 and $350 million at 6-1/2% due April 15, 2008. Proceeds were used to repay borrowings under the Companys revolving credit facilities and for general corporate purposes. These Senior Notes enabled the Company to extend the maturity of its debt, commit to an attractive fixed rate of interest and broaden the Companys sources of liquidity. Debt ratings for the Companys senior unsecured notes and its bank credit facilities are Baa1 and A- from Moodys Investor Services and Standard & Poors, respectively.

Item 8. Financial Statements and Supplementary Data
The Financial Statements of the Company are listed in the Index to Financial Statements filed as part of this Form 10-K.
The Supplementary Data specified by Item 302 of Regulation S-K as it relates to selected quarterly data is included in Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations. Information on the effects of changing prices is not required.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

                          PART III

Item 10. Directors and Executive Officers of the Registrant
Reference is made to the Registrants definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrants fiscal year for information concerning directors and to Part I, page 7, of this Annual Report on Form 10-K for information concerning executive officers under the caption Executive Officers of the Registrant.
Item 11. Executive Compensation
Reference is made to the Registrants definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrants fiscal year for information concerning executive compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management Reference is made to the Registrants definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrants fiscal year for information concerning security ownership of each person known by the Company to own beneficially more than 5% of the Companys outstanding shares of Common Stock, of each director of the Company and all executive officers and directors as a group.
Item 13. Certain Relationships and Related Transactions
Reference is made to the Registrants definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrants fiscal year for information concerning certain relationships and related transactions.

                             PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form
8-K

(a) (1) The Registrants financial statements together with a separate table of contents are annexed hereto.

    (2) Financial Statement Schedules are listed in the separate table of contents annexed hereto.

    (3)  Exhibits.


REGULATION S-K
EXHIBIT NUMBER
--------------
3(i)    Restated Certificate of   Previously filed as Exhibit 3.1
        Incorporation, as         (a)(f) to the Companys 10-Q for
        amended.                  the fiscal quarter ended September
                                  30, 1996 and incorporated herein
                                  by reference.

3(ii)   By-Laws.                  Previously filed as Exhibit to the
                                  Companys Form 10-Q for the fiscal
                                  quarter ended September 30, 1993 and
                                  incorporated herein by reference.

4(a)    Indenture dated as of     Previously filed as Exhibit 4.1 to
        March 1, 1987 between     On-Line Software International,
        On-Line Software          Inc.s Registration Statement on
        International, Inc. and   Form S-2 (No. 33-12488) and
        Manufacturers Hanover     incorporated herein by reference.
        Trust Company with
        respect to the 6 1/4%
        Convertible Subordinated
        Debentures due 2002 of
        the Companys wholly
        owned subsidiary.

4(b)    Supplemental Indenture    Previously filed as Exhibit A to the
        dated as of September     Company's Annual Report on Form 10-K
        25,1991 between On-Line   for the fiscal year ended March 31,
        Software International,   1992 (File No. 0-10180) and
        Inc. and Manufacturers    incorporated herein by reference.
        Hanover Trust Company
        with respect to the 6 1/4%
        Convertible Subordinated
        Debentures due 2002 of the
        Companys wholly owned
        subsidiary.

4(c)    Certificate of            Previously filed as Exhibit 3 to the
        Designation of Series One Companys Current Report on Form 8-K
        Junior Participating      dated June 18, 1991 and incorporated
        Preferred Stock, Class    herein by reference.
        A of the Company.

4(d)    Rights Agreement dated as Previously filed as Exhibit 4 to the of June 18, 1991 between  Company's Current Report on Form 8-K
        the Company and           dated June 18, 1991 and
        Manufacturers Hanover     incorporated herein by reference.
        Trust Company.

4(e)    Amendment No.1 dated May  Previously filed as Exhibit C to the
        17, 1995 to Rights        Company's Annual Report on Form 10-K
        Agreement dated as of     for the fiscal year ended March 31,
        June 18, 1991.            1995 and incorporated herein
                                  by reference.

4(f)    Indenture, with respect   Filed herewith.
        To the Companys $1.75
        Billion Senior Notes
        Dated April 24, 1998
        Between the Company and
        The Chase Manhattan Bank,
        as Trustee.

4(g)    Registration Rights       Filed herewith.
        Agreement between the
        Company and the initial
        Purchasers of the
        Senior Notes.


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

10(d)   1991 Stock Incentive Plan Previously filed as Exhibit 1 to the
        ,as amended.              Companys Form 10-Q for the fiscal
                                  quarter ended September 30, 1997 and
                                  incorporated herein by reference.

10(e)   1993 Stock Option Plan    Previously filed as Annex 1 to the
        for Non-Employee          Companys definitive Proxy State-
        Directors.                Ment dated July 7, 1993 and
                                  incorporated herein by reference.



10(f)   Amendment No. 1 to the    Previously filed as Exhibit E to the
        1993 Stock Option Plan    Companys Annual Report on Form 10-K
        for Non-Employee          for the fiscal year ended March
        Directors dated October   31, 1994 and incorporated herein
        20, 1993.                 By reference.

10(g)   1994 Annual Incentive     Previously filed as Exhibit A to the
        Compensation Plan, as     Companys definitive Proxy Statement
        Amended.                  dated July 7, 1995 and incorporated
                                  herein by reference.

10(h)   1995 Key Employee Stock   Previously filed as Exhibit B to the
        Ownership Plan.           Companys definitive Proxy State-
                                  ment dated July 7, 1995 and
					    incorporated herein by reference.

10(i)   Amended and Restated      Previously filed as Exhibit 1 to
        $1.5 billion              the Companys Form 10-Q for the
        Credit Agreement dated    fiscal quarter ended June 30, 1997
        as of June 30, 1997       and incorporated herein by reference.
        among the Company
        various banks and
        financial institutions
        and Credit Suisse, as
        agent.

10(j)   Amended and Restated      Previously filed as Exhibit 2
        $1.1 billion              to the Companys Form 10-Q for
        Credit Agreement dated    the fiscal quarter ended June
        as of June 30, 1997       30, 1997 and incorporated
        among the Companys        herein by reference.
        various banks and
        financial institutions
        and Credit Suisse, as
        Agent.

10(k)   Note Purchase Agreement   Previously filed as Exhibit D
        dated as of April 1,      to the Companys Annual Report
        1996.                     on Form 10-K for the fiscal
                                  year ended March 31, 1996 and
                                  incorporated herein by reference.

10(l)   1996 Deferred Stock Plan  Previously filed as Exhibit D
        for Non-Employee          to the Companys Annual Report
        Directors.                on Form 10-K for the fiscal
                                  year ended March 31, 1996 and
                                  incorporated herein by
                                  reference.



21      Subsidiaries of the       Filed herewith.
        Registrant.

23      Consent of Ernst & Young  Filed herewith.
        LLP.

27      Financial Data Schedule,  Filed electronically only.
        including Restated
        Financial Data Schedule.


(b) Reports on Form 8-K.

    The Registrant filed a Report on Form 8-K on April 23, 1998 reporting its expected revenue and earnings results for its fourth fiscal quarter and year ended March 31, 1998.

(c) Exhibits: See Index to Exhibits.

(d) Financial Statement Schedules: The response to this portion of Item
    14 is submitted as a separate section of this report.

For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, as amended, the undersigned Registrant hereby undertakes as set forth in the following paragraph, which undertaking shall be incorporated by reference into Registrants Registration Statements on Form S-8 Nos. 333-19071 (filed December 31, 1996), 33-64377 (filed
November 17, 1995), 33-53915 (filed May 31, 1994), 33-53572(filed
October 22, 1992), 33-34607 (filed April 27, 1990), 33-18322 (filed
December 4, 1987), 33-20797 (filed December 19, 1988), 2-92355 (filed
July 23, 1984), 2-87495 (filed October 28, 1983) and 2-79751 (filed
October 6, 1982).

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

                              COMPUTER ASSOCIATES INTERNATIONAL, INC.
                                  By     /s/ CHARLES B. WANG
                                         -------------------
                                            Charles B. Wang
                                               Chairman
	                                   Chief Executive Officer

                                  By    /s/ PETER A. SCHWARTZ
                                        ----------------------
                                            Peter A. Schwartz
	                                  Senior Vice President Finance
	                                   Principal Financial and
                                           Accounting Officer
Dated: May 19, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

	         Name	               Title

/s/ CHARLES B. WANG           Chairman, Chief Executive
--------------------	      Officer, and Director
   Charles B. Wang

/s/ SANJAY KUMAR	            Director
-------------------
    Sanjay Kumar

/s/ RUSSELL M. ARTZT          Director
--------------------
    Russell M. Artzt

/s/ WILLEM F.P. de VOGEL      Director
---------------------
   Willem F.P. de Vogel

/s/ IRVING GOLDSTEIN          Director
---------------------
    Irving Goldstein


/s/ RICHARD A. GRASSO	      Director
---------------------
    Richard A. Grasso

/s/ SHIRLEY STRUM KENNY	      Director
-----------------------
    Shirley Strum Kenny

Dated: May 19, 1998


       COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                        ISLANDIA, NEW YORK


                     ANNUAL REPORT ON FORM 10-K
           ITEM 8, ITEM 14(a)(1) AND (2) AND ITEM 14(d)


                 LIST OF FINANCIAL STATEMENTS AND
                  FINANCIAL STATEMENT SCHEDULES


                   FINANCIAL STATEMENTS AND
                  FINANCIAL STATEMENT SCHEDULES

                    YEAR ENDED MARCH 31, 1998

	                                                    Page

The following consolidated financial statements of Computer Associates International, Inc. and subsidiaries are included in Item 8:

Report of Independent Auditors                             19
Consolidated Balance Sheets March 31, 1998 and 1997        20
Consolidated Statements of Operations
 Years Ended March 31, 1998, 1997, and 1996                22
Consolidated Statements of Stockholders
 Equity Years Ended March 31, 1998, 1997, And 1996         23
Consolidated Statements of Cash Flows
 Years Ended March 31, 1998, 1997, and 1996                24
Notes to Consolidated Financial Statements                 25

The following consolidated financial statement schedule of Computer Associates International, Inc.
and subsidiaries is included in Item 14(d):

Schedule II Valuation and Qualifying Accounts              35

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.


                 REPORT OF INDEPENDENT AUDITORS


Stockholders and Board of Directors
Computer Associates International, Inc.

We have audited the accompanying consolidated balance sheets of Computer
Associates International, Inc. and subsidiaries as of March 31, 1998 and
1997, and the related consolidated statements of operations, stockholders equity and cash flows for each of the three years in the period ended
March 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the schedule are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Computer Associates International, Inc. and subsidiaries at March 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended
March 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in fiscal year 1997, the Company changed its method of accounting for deferred income taxes relating to in-process research and development acquired in purchase business combinations.
                                                ERNST & YOUNG LLP
New York, New York
May 19, 1998




     COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS


                                                 March 31,
                                               1998       1997
                                            ---------   ---------
                                            (Dollars in millions)
CURRENT ASSETS
Cash and cash equivalents                   $     251   $     143
Marketable securities                              59          56
Trade and installment accounts
 Receivable, net                                1,859       1,514
Other current assets                               86          67
                                            ---------   ---------
                     TOTAL CURRENT ASSETS       2,255       1,780


INSTALLMENT ACCOUNTS RECEIVABLE,
  net, due after one year                       2,490       2,200

PROPERTY AND EQUIPMENT
Land and buildings                                357         349
Equipment, furniture and improvements             501         438
                                            ---------   ---------
                                                  858         787
Allowance for depreciation and amortization       399         349
                                            ---------   ---------
             TOTAL PROPERTY AND EQUIPMENT         459         438



PURCHASED SOFTWARE PRODUCTS, net of accumulated
 amortization of $1,305 and $1,079                289         440



EXCESS OF COST OVER NET ASSETS ACQUIRED, net of
 accumulated amortization of $205 and $139      1,099       1,159



OTHER ASSETS                                      114          67
                                            ---------   ---------
                              TOTAL ASSETS  $   6,706   $   6,084
                                            =========   =========

See Notes to Consolidated Financial Statements.


       COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS


                                                     March 31,
LIABILITIES AND STOCKHOLDERS' EQUITY             1998        1997
                                               ---------   ---------
                                                (Dollars in millions)
CURRENT LIABILITIES
Loans payable and current portion of
 long-term debt                                $     571   $     548
Accounts payable                                     153         124
Salaries, wages and commissions                      157         140
Accrued expenses and other liabilities               297         324
Taxes, other than income taxes                        76          66
Federal, state and foreign income taxes payable      345         265
Deferred income taxes                                277         260
                                               ---------   ---------
                   TOTAL CURRENT LIABILITIES       1,876       1,727

LONG-TERM DEBT, net of current portion             1,027       1,663

DEFERRED INCOME TAXES                                952         853

DEFERRED MAINTENANCE REVENUE                         370         338



STOCKHOLDERS' EQUITY
Common Stock, $.10 par value, 1,100,000,000 shares
 authorized, 630,920,576 shares issued*               63          63
Additional paid-in capital                           523         497
Retained earnings                                  2,886       1,757
Equity adjustment                                   (104)        (27)
Treasury stock, at cost-84,869,026 shares for
 1998 and 87,967,888 shares for 1997*               (887)       (787)
                                               ---------   ---------
                 TOTAL STOCKHOLDERS' EQUITY        2,481       1,503
                                               ---------   ---------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $   6,706   $   6,084
                                               =========   =========

*Share amounts adjusted for three-for-two stock splits effective June 19, 1996 and November 5, 1997.

See Notes to Consolidated Financial Statements.


       COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS


                                             Year Ended March 31,
                                           1998      1997      1996
                                          -------   -------   -------
                                 (In millions, except per share amounts)
Product revenue and other related income  $ 3,986   $ 3,300   $ 2,776
Maintenance fees                              733       740       729
                                          -------   -------   -------
                           TOTAL REVENUE    4,719     4,040     3,505

Costs and Expenses:
Selling, marketing and administrative       1,751     1,465     1,368
Product development and enhancements          369       318       285
Commissions and royalties                     233       201       174
Depreciation and amortization                 349       424       404
Interest expense, net                         143       102        71
Purchased research and development              -       598     1,303
                                          -------   -------   -------
                TOTAL COSTS AND EXPENSES    2,845     3,108     3,605
                                          -------   -------   -------

Income (loss) before income taxes           1,874       932      (100)
Income taxes (benefit)                        705       566      ( 44)
                                          -------   -------   -------
                        NET INCOME (LOSS) $ 1,169   $   366   $  ( 56)
                                          =======   =======   =======
BASIC EARNINGS (LOSS) PER SHARE           $  2.14   $   .67   $  (.10)
                                          =======   =======   =======

Basic weighted average shares used
  In computation*                             546       546       543

DILUTED EARNINGS (LOSS) PER SHARE         $  2.06   $   .64   $  (.10)
                                          =======   =======   =======
Diluted weighted average shares
  Used in computation*                        566       569       543

*Share amounts adjusted for three-for-two stock splits effective
August 21, 1995, June 19, 1996 and November 5, 1997.

See Notes to Consolidated Financial Statements.





        COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY



                                         Additional                                            Total
                               Common     Paid-In      Retained      Equity     Treasury    Stockholders
                               Stock(2)  Capital(2)    Earnings    Adjustment    Stock         Equity
                               --------  ----------    --------    ----------   --------    -------------
                                                   (Dollars in millions)
Balance at March 31, 1995      $    63   $   479       $ 1,516     $   57      $  (537)     $ 1,578
Net loss                                                   (56)                                 (56)
Dividends declared
  ($.061 per share)(2)                                     (34)                                 (34)
Exercise of Common Stock
  options and other                           (7)                       7           32           32
401(k) discretionary contribution             10                                     5           15
Translation adjustment in 1996                                        (25)                      (25)
Net change attributable to
  unrealized gain on marketable
  securities                                                            2                         2
Purchases of treasury stock                                                        (30)         (30)
                               --------  -----------   --------    ----------   --------     ------------
Balance at March 31, 1996           63       482         1,426         41         (530)       1,482
Net income                                                 366                                  366
Dividends declared
  ($.065 per share)(2)                                     (35)                                 (35)
Exercise of Common Stock
  options and other                            2                        7           57           66
401(k) discretionary contribution             13                                     3           16
Translation adjustment in 1997                                        (74)                      (74)
Net change attributable to
  unrealized loss on marketable
  securities                                                          ( 1)                      ( 1)
Purchases of treasury stock                                                       (317)        (317)
                               --------  -----------   --------    ----------   --------     ------------
Balance at March 31, 1997           63       497         1,757        (27)        (787)       1,503
Net income                                               1,169                                1,169
Dividends declared
  ($.073 per share)(2)                                     (40)                                 (40)
Exercise of Common Stock
  options and other                           18                        7           59           84
401(k) discretionary contribution              8                                     4           12
Translation adjustment in 1998                                        (84)                      (84)
Purchases of treasury stock                                                       (163)        (163)
                               --------  -----------   --------    ----------   --------     ------------
Balance at March 31, 1998      $    63   $   523       $ 2,886     $  (104)(1)  $ (887)      $2,481
                               ========  ===========   ========    ==========   ========     ============


(1) Represents foreign currency translation adjustment of $(124) million and $20 million of restricted stock.

(2) Amounts adjusted for three-for-two stock splits effective
    August 21, 1995 and June 19, 1996 and November 5, 1997.

See Notes to Consolidated Financial Statements.







            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                    Year Ended March 31,

                                                            1998            1997           1996
                                                           -------         -------        ------
                                                                    (Dollars in millions)
OPERATING ACTIVITIES:
Net income (loss)                                            $1,169       $    366      $    (56)
Adjustments to reconcile net (loss) income to net cash
 provided by operating activities:
  Depreciation and amortization                                 349            424           404
  Provision for deferred income taxes (benefit)                 141            221          (290)
  Charge for purchased research and development                                598         1,303
  Compensation expense related to stock and pension plans        21             22            19
Increase in noncurrent installment accounts receivable, net    (377)          (575)         (590)
  Increase (decrease) in deferred maintenance revenue            41            (23)           37
  Foreign currency transaction (gain) loss-before taxes          15             11            (2)
  Changes in other operating assets and liabilities,
    net of effects of acquisitions:
    Increase in trade and installment receivables              (409)          (341)         (262)
    Other changes in operating assets and liabilities            90             87            56
                                                             -------        -------        -------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                  1040            790           619

INVESTING ACTIVITIES:
 Acquisitions, primarily purchased software, marketing rights
 and intangibles                                                (61)        (1,191)       (1,787)
 Purchases of property and equipment                            (84)           (53)          (21)
 Purchases of marketable securities                             (42)           (51)          (54)
 Sales of marketable securities                                  39             99           136
 Increase in capitalized development costs and other            (23)           (18)          (16)
                                                              -------       -------        -------
               NET CASH USED IN INVESTING ACTIVITIES           (171)        (1,214)       (1,742)

FINANCING ACTIVITIES:
 Dividends                                                      (40)           (35)          (34)
 Purchases of treasury stock                                   (163)          (317)          (30)
 Proceeds from borrowings                                        23          1,480         1,720
 Repayments of borrowings                                      (630)          (710)         (570)
 Exercise of common stock options and other                      62             53            22
                                                             -------        -------       -------
   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         (748)           471         1,108

 INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS BEFORE EFFECT OF EXCHANGE
 RATE CHANGES ON CASH                                           121             47          (15)

 Effect of exchange rate changes on cash                        (13)            (1)          (5)
                                                             -------        -------        -------
 INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                               108             46          (20)

 CASH AND CASH EQUIVALENTS-
  BEGINNING OF  YEAR                                            143             97           117
                                                             -------        -------        -------
 CASH AND CASH EQUIVALENTS-END OF YEAR                      $   251         $  143         $  97
                                                             =======        =======        =======


See Notes to Consolidated Financial Statement







Note 1  Significant Accounting Policies
Description of Business: Computer Associates International, Inc. and subsidiaries (the Company) designs, develops, markets, licenses, and supports a wide range of integrated computer software products. Principles of Consolidation: Significant intercompany items and transactions have been eliminated in consolidation. The Company has various investments which it accounts for under the equity method of accounting. These investments are not significant either individually or when considered collectively. The Companys share of investment income or loss is included in selling, marketing and administrative expenses. Basis of Revenue Recognition: Product license fee revenue is recognized after both acceptance by the client and delivery of the product. Maintenance revenue, whether bundled with product license or priced separately, is recognized ratably over the maintenance period. Accounts receivable resulting from product sales with extended payment terms are discounted to present value. The amounts of the discount credited to revenue for the years ended March 31, 1998, 1997, and 1996 were $356 million, $271 million, and $215 million, respectively.
Marketable Securities: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

The Company has evaluated its investment policies consistent with Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (FASB 115), and determined that all of its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders Equity under the caption Equity Adjustment. The amortized cost of debt securities is ad-justed for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

Property and Equipment: Land, buildings, equipment, furniture, and improvements are stated at cost. Depreciation and amortization are provided over the estimated useful lives of the assets by the straight-line method. Building and improvements are generally estimated to have 30-40 year lives and the remaining property and equipment are estimated to have 5-7 year lives.

Intangibles: Excess of cost over net assets acquired is being amortized by the straight-line method over 20 years. Costs of purchased software, acquired rights to market software products, and software development costs (costs incurred after development of a working model or a detailed program design) are capitalized and amortized by the straight-line method over five years or based on the products useful economic life, commencing with product release. Unamortized capitalized development costs included in other assets at March 31, 1998 and 1997 were $62 million and $54 million, respectively. Amortization of capitalized development costs was $15 million, $17 million, and $19 million for the fiscal years ended March 31, 1998, 1997, and 1996, respectively.
Net Income per Share: The Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share as of December 31, 1997. SFAS No. 128 requires the Company to present basic and diluted earnings per share (EPS) on the face of the income statement. Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities, such as stock options. Diluted earnings per share for the periods presented is not materially different from Net Income per share reported under Accounting Principles Board Opinion No. 15.


	                                       Year Ended March 31,
	                                   1998     1997       1996
	                     (In millions, except per share amounts)

Net income (loss)                        $1,169	  $366      $ (56)
Diluted Earnings Per Share*
Weighted average shares
  outstanding and,common
  share equivalents                         566	   569        543(1)
                                         ------  -----      -----
Diluted Earnings Per Share               $ 2.06	  $.64      $(.10)
                                         ------  -----      -----
Diluted Share Computation:
    Average common shares outstanding       546	   546        543(1)
    Average options outstanding net          19	    22
    1995 Stock Plan average shares
     outstanding net                          1	     1
                                         ------   -----      -----
Weighted average shares outstanding and,
    common share equivalents                566	   569        543(1)
                                         ======  ======     ======

(1) For the year ended March 31, 1996, the Company reported a net loss. Common share equivalents are anti-dilutive and are, therefore, not reported.

*Share and per share amounts adjusted to reflect three-for-two stock splits effective August 21, 1995, June 19, 1996, and November 5, 1997.

Statement of Cash Flows: Interest payments for the years ended March 31, 1998, 1997, and 1996 were $157 million, $89 million, and $76 million, respectively. Income taxes paid for these fiscal years were $470 million, $300 million, and $144 million, respectively.

Translation of Foreign Currencies: In translating financial statements of foreign subsidiaries, all assets and liabilities are translated using the exchange rate in effect at the balance sheet date. All revenue, costs and expenses are translated using an average exchange rate. Net income (loss) includes exchange gains (losses) of approximately $(9) million in 1998, $(7) million in 1997, and $1 million in 1996.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on managements knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

New Accounting Pronouncements: In October 1997, the Accounting Standards Executive Committee issued Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended in March 1998 by Statement of Position 98-4. These SOPs provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and are effective for the Companys transactions entered into subsequent to March 31, 1998. Definitive, detailed implementation guidelines for the new standards have not been issued. This guidance could lead to unanticipated changes in the Companys operational and revenue accounting practices. Such changes may affect sales or revenue recognition practices, increase administrative costs, and otherwise adversely modify existing operations.

During fiscal 1997, the Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards (FAS) No. 123, Accounting for Stock-Based Compensation. In accordance with the provisions of FAS No. 123, the Company applies APB 25 and related interpretations in accounting for its stock based plans.

Emerging Issues Task Force No. 96-7, Accounting for Deferred Taxes on In-Process Research and Development Activities Acquired in a Purchase Business Combination, became effective on May 23, 1996. As provided therein, deferred taxes will no longer be provided on the initial differences between the amounts assigned to in-process research and development costs acquired in a business purchase combination for financial reporting and tax purposes, and in-process research and development will be charged to expense on a gross basis at acquisition.

The effect of this change was to decrease net income by $221 million, or $.39 per share on a diluted basis, in fiscal year 1997 as a result of not providing a deferred tax benefit.

Note 2  Acquisitions

On November 11, 1996, the Company acquired 98% of the issued and outstanding shares of common stock of Cheyenne Software, Inc. (Cheyenne), and on December 2, 1996 merged into Cheyenne one of its wholly owned subsidiaries. The aggregate purchase price of approximately $1.2 billion was funded from drawings under the Companys $2 billion credit agreements. Cheyenne was engaged in the design, development, marketing, and support of storage, management, security, and communications software for desktops and distributed enterprise networks. The acquisition was accounted for as a purchase. The results of Cheyennes operations have been combined with those of the Company since the date of acquisition. The Company recorded a $598 million after-tax charge against earnings for the write-off of purchased Cheyenne research and development technology that had not reached the working model stage and had no alternative future use. Research and development charges are generally based upon a discounted cash flow analysis. Had this charge not been taken during the quarter ended December 31, 1996, net income and diluted earnings per share for the year ended March 31, 1997 would have been $964 million, or $1.69 per share.
On August 1, 1995, the Company acquired 98% of the issued and outstanding shares of Common Stock of Legent Corporation (Legent), and on November 6, 1995 merged into Legent one of its wholly owned subsidiaries. The aggregate purchase price of approximately $1.8 billion was funded from drawings under the Companys $2 billion credit agreement dated as of July 24, 1995. Legent was engaged in the design, development, marketing, and support of a broad range of computer software products for the management of information systems used to manage mainframe, midrange, server, workstation and PC systems deployed throughout a business enterprise. The acquisition was accounted for as a purchase. The results of Legents operations have been combined with those of the Company since the date of the acquisition.

The Company recorded an $808 million after-tax charge against earnings for the write-off of purchased Legent research and development technology that had not reached the working model stage and has no alternative future use. Had this charge not been taken, net income for the fiscal year ended March 31, 1996 would have been $752 million, or diluted earnings per share of $1.32.

The following table reflects pro forma combined results of operations of the Company, Legent, and Cheyenne on the basis that the acquisitions had taken place at the beginning of fiscal year 1996. The after-tax charges of $598 million and $808 million related to the Cheyenne and Legent acquisitions are reflected in only the fiscal year 1996 pro forma combined results of operations:


						    Year Ended March 31,
	                                  1998(1)	1997	1996
	              (Amounts in millions, except per share amounts)
Revenue                           $ 4,719    $ 4,175  $ 3,789
Net income (loss)                   1,169	       920     (775)
Basic earnings(loss) per share    $	 2.14	   $  1.68  $ (1.43)
Shares used in computation*		  546	       546      543
Diluted earnings (loss)per share  $  2.06	   $  1.62  $ (1.43)
Shares used in computation*           566	       569	    543


(1) There were no significant acquisitions in fiscal year 1998. Fiscal year 1998 results include full year operations of the Company,Legent and Cheyenne and are presented for comparison purposes only.

*Adjusted for three-for-two stock splits effective August 21, 1995, June 19, 1996, and November 5, 1997.


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

         COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

 Note 3 - Investments

The following is a summary of cash equivalents and marketable securities classified as available-for-sale securities as required by FASB 115:



                                          Gross          Estimated
                                        Unrealized          Fair
                           Cost            Gains            Value
                          ------       -------------     ------------
                                     (Dollars in millions)
March 31, 1998:
Debt securities           $   59                          $   59

March 31, 1997:
Debt securities           $   56                          $   56

March 31, 1996:
Debt securities           $  104        $1                $  105
                            ====         ====              =====

For years ended March 31, 1998, 1997, and 1996, no debt securities were deemed to be Cash and Cash Equivalents.


The gross and net realized gains on sales of available-for-sale securities totaled $3 million for the years ended March 31, 1998, and $1 million each for the years ended March 31, 1997 and 1996. No unrealized gains or losses existed at March 31, 1998 and an unrealized gain of $1 million existed at March 31, 1997.

The amortized cost and estimated fair value based on published closing prices of debt securities at March 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.


                                             March 31, 1998


                                                         Estimated
                                                            Fair
                                          Cost             Value
                                         ------          -----------
Available-for-Sale:                          (Dollars in millions)
Due in one year or less                   $   9             $   9
Due one through three years                  29                29
Due in three through five years              11                11
Due after five years                         10                10
                                            ----              ----
                                          $  59             $  59





           COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 4 - Geographic Area Information & Foreign Operations



                                  United States      Foreign (a)    Eliminations     Total
                                 ---------------    ------------    ------------    --------
                                                        (Dollars in millions)
March 31, 1998:
 Revenue:
  To unaffiliated customers        $ 2,994          $ 1,725                         $ 4,719
  Between geographic areas (b)         373                          $  (373)
                                 ----------      -----------      ----------      ----------
                Total Revenue        3,367            1,725            (373)          4,719

 Net income                            990              179                           1,169
 Identifiable assets                 5,326            1,874            (494)          6,706
 Total liabilities                   3,373            1,346            (494)          4,225

March 31, 1997:
 Revenue:
  To unaffiliated customers        $ 2,315          $ 1,725                         $ 4,040
  Between geographic areas (b)         335                          $  (335)
                                 ----------      -----------      ----------       ----------
                 Total Revenue       2,650            1,725            (335)          4,040

Net income                             101              265                             366
Identifiable assets                  4,584            2,014            (514)          6,084
Total liabilities                    3,791            1,304            (514)          4,581

March 31, 1996:
 Revenue:
  To unaffiliated customers        $ 1,678         $ 1,827                          $ 3,505
  Between geographic areas (b)         403                          $  (403)
                                 ----------     -----------        ----------     ----------
                 Total Revenue       2,081           1,827             (403)          3,505

Net (loss) income                     (281)            225                              (56)
Identifiable assets                  3,709           1,897             (590)          5,016
Total liabilities                    2,767           1,357             (590)          3,534




(a) The Company operates wholly owned subsidiaries in Canada and 42 foreign countries located in the Middle East, Africa, Europe (22), South America (6) and the Pacific Rim (12).

(b) Represents royalties from foreign subsidiaries generally determined as a percentage of certain amounts invoiced to customers.

For the years ended March 31, 1998, 1997, and 1996, $14 million, $36 million, and $39 million, respectively, of export sales to unaffiliated customers are included in United States revenue.

        COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 5 - Trade and Installment Accounts Receivable

Trade and installment accounts receivable consist of the following:



                                                     March 31,
                                               1998             1997
                                              -------          ------
                                                (Dollars in millions)
Current receivables                           $  2,655        $  2,220
Less:  Allowance for uncollectible amounts        (210)           (191)
     Unamortized discount and maintenance fees    (586)           (515)
                                               --------        --------
                                              $  1,859         $  1,514
                                               ========        ========

Non-current receivables                       $  3,719         $  3,244
Less: Allowance for uncollectible amounts          (36)            (36)
     Unamortized discount and maintenance fees  (1,193)         (1,008)
                                               --------        --------
                                              $  2,490         $  2,200
                                               ========        ========


The provisions for uncollectible amounts for the years ended March 31, 1998, 1997 and 1996 were $71 million, $110 million, and $71 million, respectively, and are included in selling, marketing and administrative expenses.

Note 6  Debt

In fiscal year 1998, the Company replaced $2 billion of its unsecured credit facilities with a $1.1 billion 364-day credit facility and a $1.5 billion five-year revolving credit facility. These credit facilities provide for interest at the prevailing London InterBank Offered Rate (LIBOR) plus a margin, and require the Company to maintain certain financial ratios. Interest margins and committment fees are based upon the Companys achievement of certain financial ratios. At March 31, 1998 and March 31, 1997, $1,210 million and $1,840 million, respectively, was outstanding under the credit facilities then available. The effective pre-tax interest rate at March 31, 1998 was approximately 6%.
On February 24, 1998, Quick Access Inc., (a wholly owned subsidiary of the Company) entered into an 85 million pounds sterling (approximately U.S. $142 million) 364-day revolving credit facility to finance the construction of a European headquarters in the United Kingdom. The facility requires the Company to maintain certain financial conditions, and borrowing costs and fees are based upon achievement of certain financial ratios. The credit facilitys interest is calculated at the prevailing LIBOR for pounds sterling plus a margin. At March 31, 1998, $14 million pounds sterling (approximately U.S. $23 million) was outstanding under this credit facility with an interest rate of approximately 7.8%.
At March 31, 1998 and 1997, the Company had $320 million of unsecured Senior Notes outstanding at a fixed rate of interest of 6.77%. The final maturity of this debt (less required amortization) is due in the year 2003.
Unsecured and uncommitted multicurrency credit facilities of $24 million are also available to meet any short-term working capital requirements and can be drawn upon, up to a predefined limit, by most subsidiaries. Under these multicurrency facilities, approximately $3 million and $5 million was drawn at March 31, 1998 and 1997, respectively.
At March 31, 1998 and 1997, the Company had various other fixed rate debt obligations outstanding carrying annual interest rates ranging from 6% to 7-1/2% totaling approximately $42 million and $46 million, respectively. The Company conducts an ongoing review of its capital structure and debt obligations as part of its risk management strategy. To date, the Company has not entered into any form of derivative transactions related to its debt instruments. The fair market value of long-term debt approximates its carrying value.
The maturities of long-term debt outstanding for the next five fiscal years are as follows: 1999-$571 million, 2000-$738 million, 2001-$69 million, 2002-$80 million, and 2003-$65 million.
Interest expense for the years ended March 31, 1998, 1997, and 1996 was $147 million, $104 million, and $81 million, respectively.
On April 24, 1998, the Company issued $1.75 billion of unsecured Senior Notes in a transaction governed by Rule 144A under the Securities Act of 1933. The Company intends to promptly register the Notes with the Securities and Exchange Commission. $575 million of the Notes are due 2003, $825 million of the Notes are due 2005, and $350 million of the Notes are due 2008. The 2003 Notes pay interest at 6-1/4%, the 2005 Notes pay interest at 6-3/8%, and the 2008 Notes pay interest at 6-1/2%. All interest is paid semiannually. The proceeds were used to repay all indebtedness outstanding under the Companys $1.1 billion and $1.5 billion credit facilities and for other general corporate purposes.

         COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 7 - Commitments and Contingencies

The Company leases real estate and certain data processing and other equipment with lease terms expiring through 2021. The leases are operating leases and generally provide for renewal options and additional rental based on escalation in operating expenses and real estate taxes. The Company has no material capital leases. The Company has begun construction of a facility in the United Kingdom with an estimated total cost of $142 million.

Rental expense under operating leases for the years ended March 31, 1998, 1997, and 1996 was $140 million, $132 million, and $165 million, respectively. Future minimum lease payments are: 1999-$89 million; 2000- $71 million; 2001-$56 million; 2002-$42 million; 2003-$35 million; and thereafter-$101 million.

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of marketable securities and accounts receivable. The Companys marketable securities consist primarily of high quality debt securities with limited exposure to any single instrument. The Companys accounts receivable balances have limited exposure to concentration of credit risk due to the diverse client base and geographic areas covered by operations.

The Company, various subsidiaries and certain current and former officers have been named as defendants in various claims and lawsuits arising in the normal course of business. The Company believes that the facts do not support the plaintiffs claims and intends to vigorously contest each of them.

Note 8 - Income Taxes

The amounts of income (loss) before income taxes attributable to domestic and foreign operations are as follows:



                                      Year Ended March 31,
                            1998            1997          1996
                           ------           ------        ------
                                     (Dollars in millions)
Domestic                   $1,611           $  520         $ (464)
Foreign                       263              412            364
                            ------           ------         ------
                           $1,874           $  932        $  (100)
                            ======            =====         ======

The provision for income taxes (benefit) consists of the following:



                                    Year Ended March 31,
                            1998            1997          1996
                           ------          ------        ------
                                     (Dollars in millions)
Current:
 Federal                   $  446          $  256        $  160
 State                         44              38            30
 Foreign                       74              51            56
                            ------          ------        ------
                              564             345           246
                            ======          ======        ======
Deferred:
 Federal                      119             106          (337)
 State                         12              19          ( 36)
 Foreign                       10              96            83
                            ------          ------        ------
                              141             221          (290)
                            ======          ======        ======
Total:
 Federal                      565             362          (177)
 State                         56              57            (6)
 Foreign                       84             147           139
                           ------           ------        ------
                           $  705          $  566        $  (44)
                           ======           ======        ======

                      COMPUTER ASSOCIATES INTERNATIONAL, INC. AND
SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
Continued

Note 8 - Income Taxes (Continued)

Under Financial Accounting Standards Board Statement No. 109, deferred income taxes have been provided for the differences between financial statement and tax basis of assets and liabilities. The cumulative impact of temporary differences, primarily due to the modified accrual basis (approximately $1.2 billion in 1998 and $.9 billion in 1997) is shown on the Consolidated Balance Sheets under the captions Deferred Income Taxes.

The provision for income taxes (benefit) is reconciled to the tax provision computed at the federal statutory rate as follows:



                                          Year Ended March 31,
                                    1998          1997          1996
                                   ------        ------        ------
                                          (Dollars in millions)
Statutory rate                    $  656          $  326        $   (35)
State taxes, net of
 federal tax effect                   36              37             (4)
Purchased research and development   		     209
Other, net                            13              (6)            (5)
                                  ------          ------         ------
                                   $  705         $  566        $   (44)


Note 9 - Stock Plans

  The Company has a 1981 Incentive Stock Option Plan (the 1981 Plan) pursuant to which options to purchase up to 27 million shares of Common Stock of the Company were available for grant to employees (including officers of the Company). The 1981 Plan expired on October 23, 1991. Therefore, from and after that date no new options can be granted under the 1981 Plan. Pursuant to the 1981 Plan, the exercise price could not be less than the Fair Market Value (FMV) of each share at the date of grant. Options granted thereunder may be exercised in annual increments commencing one year after the date of grant and become fully exercisable after the expiration of five years. All options expire ten years from date of grant unless otherwise terminated. All of the 800,000 options which are outstanding under the 1981 Plan were exercisable at March 31, 1998 at $2.22-$4.09 per share.

  The Company has a 1987 Non-Statutory Stock Option Plan (the 1987
Plan) pursuant to which options to purchase up to 17 million shares of Common Stock of the Company may be granted to select officers and key employees of the Company. Pursuant to the 1987 Plan, the exercise price shall not be less than the FMV of each share at the date of the grant. The option period shall not exceed 12 years. Each option may be exercised only in accordance with a vesting schedule established by the Stock Option and Compensation Committee. As of March 31, 1998, 30,375 shares of the Companys Common Stock were available for future grants.
All of the 7.9 million options which are outstanding under the 1987 Plan were exercisable as of that date. These options are exercisable at $2.22- $4.26 per share.

  The Companys 1991 Stock Incentive Plan (the 1991 Plan) provides that stock appreciation rights and/or options, both qualified and non-statutory, to purchase up to 67.5 million shares of Common Stock of the Company may be granted to employees (including officers of the Company) under conditions similar to the 1981 Plan. As of March 31, 1998, no stock appreciation rights have been granted under this plan and
45.4 million options have been granted. At March 31, 1998, 7.9 million of the 33.8 million options which are outstanding under the 1991 Plan were exercisable. These options are exercisable at $3.33-$47.25 per share.

  The 1993 Stock Option Plan for Non-Employee Directors (the 1993
Plan) provides for non-statutory options to purchase up to a total of 337,500 shares of Common Stock of the Company to be available for grant to each member of the Board of Directors who is not otherwise an employee of the Company. Pursuant to the 1993 Plan, the exercise price shall be the FMV of the shares covered by the option at the date of grant. The option period shall not exceed ten years, and each option may be exercised in whole or in part on the first anniversary date of its grant. As of March 31, 1997, 141,750 options have been granted under this plan. 74,250 of the 94,500 options which are outstanding under the 1993 Plan were exercisable as of that date. These options are exercisable at $7.59-$43.08 per share.

           COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 9 - Stock Plans (Continued)


The following table summarizes the activity under these plans (shares in millions):

                        1998              1997                1996
                -----------------   ----------------    ----------------
                         Weighted           Weighted            Weighted
                         Average            Average              Average
                         Exercise           Exercise            Exercise
                Shares    Price     Shares   Price      Shares    Price
                ------   -------    ------   ------     -------  -------
Beginning of year 40.2   $13.96     41.2      $ 8.71     38.8     $ 5.52
Granted            8.9    37.58      9.3       31.51      9.3      19.34
Exercised         (5.8)   10.46     (7.9)       6.71     (5.1)      3.98
Terminated         (.7)   15.82     (2.4)      16.62     (1.8)      8.21
                 -------           -------              -------
End of year       42.6    19.36     40.2       13.96     41.2       8.71

Options exercisable
  at end of year  16.7   $ 7.84     15.8      $ 7.06     14.7     $ 3.83


The following table summarizes information about these plans at March
31, 1998 (shares in millions):

                    Options Outstanding           Options Exercisable
                    -------------------           -------------------
                        Weighted-
                        Average       Weighted
 Range of              Remaining      Average               Weighted
 Exercise             Contractual     Exercise               Average
  Prices      Shares      Life          Price     Shares   Exercise Price
----------  --------  ------------- ----------  --------- --------------
$ 2.22 -$10.00  19.8    4.9 years   $ 6.04         14.2    $  5.04
$10.01 -$20.00   7.3    7.1 years    19.16          1.7      18.89
$20.01 -$30.00   4.9    9.0 years    29.27           .1      25.85
$30.01 -$40.00   6.5    8.1 years    34.97           .7      34.59
$40.01 -$47.25   4.1    9.9 years    47.14                   40.88
               ------                             -----
                42.6                               16.7


Under the 1995 Key Employee Stock Ownership Plan (1995 Stock Plan), 20.25 million restricted shares are available for grant to three key executives. An initial grant of 6.75 million restricted shares was made to the executives at inception of the 1995 Stock Plan. In January 1996, based on the achievement of a price target for the Companys common stock,
1.35 million shares of the initial grant vested, subject to continued employment of the executives through March 31, 2000. Accordingly, the Company began recognizing compensation expense associated with the 1.35 million shares over the employment period. Annual compensation expense of $7 million has been charged against income for each of the years ended March 31, 1998,1997 and 1996. Additional grants of the remaining 13.5 million shares available under the 1995 Stock Plan have been reserved pending the achievement of the certain price targets. These additional grants and the unvested portion of the initial grant are subject to risk of forfeiture through March 31, 2000, and further subject to significant limitations on transfer during the seven years following vesting.

If the closing price of the Companys stock on the New York Stock Exchange exceeds $53.33 for 60 trading days within any twelve-month period, all
20.25 million shares under the 1995 Stock Plan will vest immediately, and will no longer be subject to forfeiture. A one-time charge of approximately $1.2 billion will be recorded in the period in which the sixtieth trading day occurs. As of May 19, 1998, the closing price of the Companys common stock had exceeded $53.33 for 58 trading days beginning October 21, 1997.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 9 - Stock Plans (Continued)

If the Company had elected to recognize compensation expense based on the fair value of stock plans as prescribed by FAS No. 123, net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts in the table below:

                                            Year ended March 31,
                                          1998      1997       1996
                                         ------    ------     ------
                       (Amounts in millions, except per share amounts)
Net income (loss)-as reported              $1169    $ 366      $ (56)
Net income (loss)-pro forma                 1085      301        (94)
Basic earnings (loss)
    per share                              $2.14    $ .67      $(.10)
Basic earnings (loss)
    per share-pro forma                     1.99      .55       (.18)
Diluted earnings (loss)
    per share                              $2.06    $ .64      $(.10)
Diluted earnings (loss)
    per share-pro forma                     1.94      .54       (.18)


The weighted-average fair value at date of grant for options granted in 1997 and 1996 were $20.44, $19.34, $10.52, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for option grants in 1998,1997 and 1996, respectively; dividend yield of .22%,.19% and .34%; expected volatility factors of .50; risk-free interest rates of 6.2%,6.5% and 6.5% and an expected life of six years. The compensation expense and pro forma net income (loss) may not be indicative of amounts to be included in future periods.

All references to the number of shares under option and option prices have been adjusted to reflect three-for-two stock splits effective August 21, 1995, June 19, 1996 and November 5, 1997.

Note 10  Profit Sharing Plan

The Company maintains a profit sharing plan, the Computer Associates Savings Harvest Plan (CASH Plan), for the benefit of employees of the Company. The CASH Plan is intended to be a qualified plan under Section 401(a) of the Internal Revenue Code of 1986 (the Code) and contains a qualified cash or deferred arrangement as described under Section 401(k) of the Code. Pursuant to the CASH Plan, eligible participants may elect to contribute a percentage of their annual gross salary. Matching contributions to the CASH Plan for each of the years ended March 31, 1998, 1997, and 1996 were $5 million. In addition, the Company may make discretionary contributions to the CASH Plan. Discretionary contributions to the CASH Plan for each of the years ended March 31, 1998, 1997, and 1996 approximated $17 million.

Note 11  Rights Plan

Each outstanding share of the Companys Common Stock carries a stock purchase right issued under the Companys Rights Agreement, dated June 18, 1991 and amended May 17, 1995 (the Rights Agreement). Under certain circumstances, each right may be exercised to purchase one one-thousandth of a share of Series One Junior Participating Preferred Stock, Class A, for $300. Under certain circumstances, following (i) the acquisition of 20% or more of the Companys outstanding Common Stock by an Acquiring Person (as defined in the Rights Agreement), (ii) the commencement of a tender offer or exchange offer which would result in a person or group owning 20% or more of the Companys outstanding common stock or (iii) the determination by the Companys Board of Directors and a majority of the Disinterested Directors (as defined in the Rights Agreement) that a 15% stockholder is an Adverse Person (as defined in the Rights Agreement), each right (other than rights held by an Acquiring Person or Adverse Person) may be exercised to purchase common stock of the Company or a successor company with a market value of twice the $300 exercise price. The rights, which are redeemable by the Company at one cent per right, expire in June 2001.

                                 SCHEDULE II

                     COMPUTER ASSOCIATES INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                      VALUATION AND QUALIFYING ACCOUNTS




                                              Additions
                                   Balance at charged to  Charged                    Balance
                                   beginning  costs and   to other                   at end
Description                        of period  expenses   accounts(a) Deductions(b) of period
--------------                     ---------  ---------- ----------- ------------- ---------
                             (Dollars in millions)
Reserves and allowances
 deducted from assets to
 which they apply:

Allowance for uncollectible amounts
Year ended March 31, 1998            $ 227     $  71      $   2       $  54         $ 246

Year ended March 31, 1997            $ 182     $ 110      $  13       $  78         $ 227

Year ended March 31, 1996            $ 182     $  71      $   5       $  76         $ 182



(a) Reserves of acquired companies.

(b) Write-offs of amounts against allowance provided.

