Form 10-Q
period 1998-06-30
COMPUTER ASSOCIATES INTERNATIONAL INC
filed 1998-08-06
CIK 356028

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                            FORM 10-Q


        X  Quarterly Report Pursuant to Section 13 or 15(d)
               of the Securities Exchange Act of 1934
             For the quarterly period ended June 30, 1998
                               or
        Transition Report Pursuant to Section 13 or 15(d)
             of the Securities Exchange Act of 1934
        For the transition period ended from _____ to _____

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

                Yes  X                          No

                  APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuers classes of Common Stock, as of the latest practicable date:


		   Title of Class             Shares Outstanding
	          Common Stock             as of July 29, 1998
         par value $.10 per share            561,253,957

      COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES

                                INDEX




PART I.   Financial Information:		                      Page No.

Item 1.   Consolidated Condensed Balance Sheets -
	    June 30, 1998 and March 31, 1998		             1

	    Consolidated Statements of Income -
	    Three Months Ended June 30, 1998 and 1997		       2

	    Consolidated Condensed Statements of Cash Flows -
	    Three Months Ended June 30, 1998 and 1997		       3

	    Notes to Consolidated Condensed Financial Statement      4

Item 2.   Managements Discussion and Analysis of Financial
	    Condition and Results of Operations		             6

PART II.  Other Information:


Item 6.   Exhibits and Reports on Form 8-K		             9




                      Part I.  FINANCIAL INFORMATION

Item 1:

              COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED CONDENSED BALANCE SHEETS

                                   (In millions)

                                                       June 30,     March 31,
                                                         1998         1998
                                                       --------     ---------
                                                      (Unaudited)
ASSETS:

Cash and cash equivalents                                $467           $251
Marketable securities                                     279             59
Trade and installment accounts receivable               1,639          1,859
Inventories and other current assets                      100             86
                                                        -----          -----
                           TOTAL CURRENT ASSETS         2,485          2,255

Installment accounts receivable, due after one year     2,589          2,490
Property and equipment                                    461            459
Purchased software products                               241            289
Excess of cost over net assets acquired                 1,090          1,099
Investments and other noncurrent assets                   125            114
                                                        -----          -----
                                   TOTAL ASSETS        $6,991         $6,706
                                                        =====          =====
LIABILITIES AND STOCKHOLDERS EQUITY:

Loans payable and current portion of long-term debt      $111           $571
Other current liabilities                                 774          1,305
Long-term debt                                          2,030          1,027
Deferred income taxes                                     973            952
Deferred maintenance revenue                              336            370
Stockholders equity                                     2,767          2,481
                                                        -----          -----
       TOTAL LIABILITIES & STOCKHOLDERS EQUITY         $6,991         $6,706
                                                        =====          =====

See Notes to Consolidated Condensed Financial Statements.


          COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)

                   (In millions, except per share amounts)

                                                        For the Three Months
                                                            Ended June 30,
                                                        --------------------
                                                         1998           1997
                                                         ----           ----
       Product revenue and other related income        $  866         $  712
       Maintenance fees                                   181            179
                               TOTAL REVENUE            1,047            891
       Costs and expenses:
         Selling, marketing and administrative            471            381
         Product development and enhancements             100             89
         Commissions and royalties                         52             45
         Depreciation and amortization                     83             95
         Interest expense  - net                           30             32
         1995 Stock Plan charge                         1,071              0
                    TOTAL COSTS AND EXPENSES            1,807            642

        (Loss) Income before income taxes                (760)           249

        (Benefit) Provision for income taxes             (279)            93

                           NET (LOSS) INCOME           $ (481)        $  156


       BASIC (LOSS) EARNINGS  PER SHARE                $(0.87)        $  .29

        Basic weighted average shares used in
        computation*                                      552            544

       DILUTED (LOSS) EARNINGS PER SHARE               $(0.87)        $  .28

        Diluted weighted average shares used in
        computation*                                      552 **         562

* Shares and per share amounts adjusted for three-for-two stock split effective November 5, 1997.

      ** Common stock equivalents are not included since they would be antidilutive.




          COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                (In millions)

                                                         For the Three Months
                                                            Ended June 30,
                                                         --------------------
                                                            1998       1997
                                                            ----       ----
Operating Activities:
Net (loss) income                                          $(481)     $  156
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                           83          95
      Provision for deferred income taxes                     23          37
      Compensation expense related to stock and pension
      plans                                                  771          21
      Increase in noncurrent installment accounts
      receivable                                             (99)       (101)
      Decrease in deferred maintenance revenue               (34)        (23)
      Changes in other operating assets and liabilities,
      excludes effects of acquisitions                      (351)         (8)
                                                            -----       -----
 NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES         (88)        177

INVESTING ACTIVITIES:
  Acquisitions, primarily purchased software, marketing
  rights and intangibles                                     (10)         (6)
  Purchase of property and equipment                         (14)        (15)
  Increase in current marketable securities                 (220)         (1)
  Capitalized development costs                               (7)         (6)
                                                            -----       -----
NET CASH USED IN INVESTING ACTIVITIES                       (251)        (28)

FINANCING ACTIVITIES:
  Debt borrowings (repayments) - net                         541        (167)
  Exercise of common stock options/other                      17          18
  Purchases of treasury stock                                 (2)        (10)
                                                            -----       -----
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          556        (159)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
BEFORE EFFECT OF EXCHANGE RATE CHANGES ON CASH               217         (10)

Effect of exchange rate changes on cash                       (1)         (1)
                                                            -----       -----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             216         (11)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             251         143
                                                            -----       -----
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 467      $  132
                                                            =====       =====

See notes to Consolidated Financial Statements.

           COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

NOTE A --  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in Computer Associates International, Inc.s (the Registrant or the Company) Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

Cash Dividends: In May 1998, the Companys Board of Directors declared its regular, semi-annual cash dividend of $.04 per share. The dividend was paid on July 7, 1998 to stockholders of record on June 19, 1998.

Statements of Cash Flows: For the three months ended June 30, 1998 and 1997, interest payments were $25 million and $45 million respectively, and income taxes paid were $135 million and $121 million, respectively.

Net Income per Share: The Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, for the period ended June 30, 1998. SFAS No. 128 requires the Company to present basic and diluted earnings per share (EPS) on the face of the income statement. Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding for the period end, plus the assumed exercise of all dilutive securities, such as stock options. Diluted earnings per share for the periods presented are not materially different from the net income per share amounts reported under Accounting Principles Board Opinion No. 15.

                                              For the Three Months
                                                   End June 30,
                                              --------------------
                                                1998        1997
                                                ----        ----
Net (Loss) Earnings                             (481)        156
                                                =====       =====
Diluted Earnings Per Share
Weighted average shares outstanding
and common share equivalents                     552   *     562

Diluted Earnings Per Share                    $(0.87)      $0.28
                                                =====       =====
Diluted Share Computation:
     Average common shares outstanding           552         544
     Average common share equivalents - net                   18
                                                -----       -----
Weighted average shares outstanding
and common share equivalents                     552   *     562
                                                =====       =====

* Common stock equivalents are not included since they would be antidilutive.

           COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 1998


NOTE B  -- THE 1995 KEY EMPLOYEE STOCK OWNERSHIP PLAN

Under the 1995 Key Employee Stock Ownership Plan (1995 Plan), if the closing price of the Companys common stock on the New York Stock Exchange exceeded $53.33 for 60 trading days within any twelve month period, Additional Grants (as defined in the 1995 Plan) of 13.5 million shares, plus 6.75 million shares from an Initial Grant (as defined in the 1995 Plan) in January 1996 to three key executives, or a total of 20.25 million shares, would vest and no longer be subject to forfeiture. However, the 20.25 million shares granted would continue to be subject to significant limitations on transfer during the next seven years. On May 21, 1998 the closing price of the Companys common stock exceeded $53.33 for sixty trading days beginning October 21, 1997. The Companys Executive Compensation Committee met June 12, 1998 to review the results, verify the attainment of the 1995 Plan performance objectives and authorize the issuance to the three key executives a total of
20.25 million shares. As a result of these issuances in the first quarter of fiscal year 1999, the Company recorded a one time charge of $1,071 million ($675 million after tax). As provided in the 1995 Plan, the executives have elected to pay some of the applicable taxes with vested shares. The Company reduced the issuance by approximately 5.5 million shares for this purpose and has reflected the net grant of 14.7 million shares.

NOTE C -- SUBSEQUENT EVENT

The Company and certain of its officers are defendants in a number of shareholder class action lawsuits alleging that a class consisting of all persons who purchased the Companys stock during the period January 20, 1998 until July 22, 1998 were harmed by misleading statements, representations, and omissions regarding the Companys future financial performance. A derivative action based on essentially the same facts was also brought, naming as defendants all of the Companys directors. Although the ultimate outcome and liability, if any, cannot be determined, management, after consultation and review with counsel, believes that the facts do not support the plaintiffs claims and that the Company and its officers have meritorious defenses.

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


RESULTS OF OPERATIONS


Revenue:

Total revenue for the quarter ended June 30, 1998 increased by 18% or $156 million dollars over the prior years comparable quarter. The increase was largely attributable to growth in the client/server business which accounted for 47% of the Companys overall revenue. The client/server revenue growth was led by Unicenter TNG (The Next Generation), a family of integrated business solutions for monitoring and administering systems management cross multi-platform environments which accounted for approximately 23% of total revenue. Total North American revenue grew 25% over the prior years comparable quarter. North American sales represented 69% of the revenue in the June 1998 quarter compared to 65% of revenue in the June 1997 quarter. The strengthening of the US dollar against most currencies decreased International revenue by approximately $20 million. In constant dollar terms, International revenue would have increased by nearly $32 million or 10% over the prior years comparable quarter. Maintenance revenues remained essentially unchanged from last years comparable quarter. Price changes did not have a material impact in either quarter.


Costs and Expenses:

Selling, marketing and administrative expenses as a percentage of total revenue for the June 1998 quarter increased to 45% from 43% in the June 1997 quarter. The increase was largely attributable to the additional salary and benefit expense for an increased number of employees as well as major promotional events including: CA-World, the Companys major annual user conference; the bi-annual sales kickoff, an assembly of the Companys sales force to inaugurate the new years sales plan; and the introduction of the Enterprise Edition and Workgroup Solutions. The Enterprise Edition products are the Companys state of the art mid-market solutions addressing security, network management, asset management, application development, information management, and E-commerce. The Workgroup Editions provide the same solutions as the Enterprise Editions with a focus on smaller computing environments. Net research and development expenditures increased $11 million, or 12%, over the June 1997 quarter. Continued emphasis on adapting and enhancing products for the client/server environment, in particular Unicenter TNG, Jasmine, the Enterprise and Workgroup Solutions, as well as broadening of the Companys Internet/Intranet product offerings were largely responsible for the increase. Commissions and royalties as a percentage of revenue were 5% for both the June 1998 and 1997 quarters. Depreciation and amortization expense in the June 1998 quarter decreased $12 million from the June 1997 quarter. The decrease was primarily due to scheduled reductions in the amortization associated with The ASK Group, Inc., Legent Corporation, and Cheyenne Software acquisitions. In the June 1998 quarter, net interest expense decreased by $2 million over the June 1997 quarter as a result of higher average cash levels and a favorable rate environment.

              MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS


Operating Margins:

The pretax loss of $760 million for the June 1998 quarter was attributable to the one-time charge of $1,071 million associated with the issuance of 20.25 million shares under the 1995 Key Employee Stock Ownership Plan. Net income in the June 1998 quarter, excluding the charge, would have been $194 million, compared to net income of $156 million in the June 1997 quarter, an increase of $38 million or 25%. The Companys consolidated effective tax rate, including the charge, was 36.8% for the June 1998 compared with 37.5% for the prior years comparable quarter. Excluding the charge, the June 1998 quarters consolidated effective tax rate was 37.5%.


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

The effects of the Asian economic turmoil on our multinational clients and its potentially adverse impact on our near term business is a concern. This, coupled with deferred software purchasing decisions as clients deal with their Year 2000 projects, as well as mainframe hardware transition issues, may slow revenue and earnings growth over the next several quarters.

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

The Companys future operating results may be affected by a number of other factors, including, but not limited to: uncertainties relative to global economic conditions; the adequacy of the Companys internal administrative systems to efficiently process transactions, store and retrieve data subsequent to the year 2000; the Companys increasing reliance on a single family of products for a material portion of its sales; market acceptance of competing technologies; the availability and cost of new solutions; delays in delivery of new products or features; the Companys ability to update its business application products to conform with the new, common European currency known as the Euro; the Companys ability to successfully maintain or increase market share in its core business while expanding its product base into other markets; the strength of its distribution channels; the ability either internally or through third party service providers to support client implementation of the Companys products; the Companys ability to manage fixed and variable expense growth relative to revenue growth; the outcome of litigation to which the Company is a party; and the Companys ability to effectively integrate acquired products and operations.

              MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

The Company may experience future uncertainties regarding year 2000 compliance of its products. The Company has designed and tested the vast majority of its recent product offerings to be year 2000 compliant. However, there is currently a small minority of the product offerings that have not been updated to meet year 2000 compliance specifications. The Company is making its best efforts to address this issue and will continue to update and test its product offerings for year 2000 compliance. The Company has publicly identified any products that will not be updated to be year 2000 compliant and has been encouraging clients using these products to migrate to compliant versions. There can be no assurance that all of the Companys products except those previously identified will be year 2000 compliant prior to the January 1, 2000 nor can there be assurances that the Companys currently compliant products do not contain undetected problems associated with year 2000 compliance. Such problems may result in increased expenses negatively affecting future operating results.

The Company recognizes the significance of the year 2000 problem as it relates to our internal systems. It has an overall plan and a systematic process in place to make its internal financial and administrative systems year 2000 ready within the next twelve to fifteen months. The cost of this exercise is not viewed to have a material effect on the Companys results of operations or liquidity. Contingency plans have also been developed such that any failure to convert will not adversely affect overall performance.

Liquidity and capital resources

During the first quarter, the Companys cash, cash equivalents and marketable securities increased by approximately $436 million from the March 31, 1998 balance. Cash used in operations totaled $88 million for the quarter ended June 30, 1998, including a $318 million tax payment made in lieu of shares granted to certain executives under the 1995 Key Employee Stock Ownership Plan. Cash generated from operations, excluding this tax payment, totaled $230 million, an increase of 30% from the prior years first quarter and is largely attributable to the increase in net income.

On April 24, 1998, the Company issued $1.75 billion of unsecured Senior Notes in a transaction governed by Rule 144A of the Securities Act of 1933. The proceeds, net of discount, underwriting fees and expenses, totaled $1.73 billion, which was primarily used to repay the outstanding drawn balance of $1.21 billion under the Companys $1.50 and $1.10 billion credit facilities.

At June 30, 1998, the cumulative number of shares purchased under the Companys various open market Common Stock repurchase programs was approximately 121 million shares. The remaining number of shares available for repurchase under these programs at June 30, 1998 is approximately 42 million. All references to number of shares reflect the November 1997 three-for-two stock split.

The Company is proceeding with construction of its European Headquarters in the United Kingdom and has begun various expansion and renovation projects at its World Headquarters in Islandia, New York. These projects will be completed over the next 18 months and will result in total cashflow obligations of $225 million. In addition, various capital resource requirements as of June 30, 1998 consisted of lease obligations for office space, computer equipment, mortgage or loan obligations and amounts due as a result of product and company acquisitions.

The Company anticipates that existing cash, cash equivalents, short-term marketable securities, the availability of borrowings under committed and uncommitted credit lines, as well as cash provided from operations, will be sufficient to meet ongoing cash requirements.

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



                  COMPUTER ASSOCIATES INTERNATIONAL, INC.

  Dated:    August 4, 1998	   By: /s/ Sanjay Kumar
                                     ----------------------
                                     Sanjay Kumar, President
                                     and Chief Operating Officer

  Dated:    August 4, 1998 	   By: /s/ Ira Zar
				 	       ----------------------
                                     Ira Zar
                                     Sr. Vice President - Finance
                                     (Chief Financial and Accounting Officer)