Form 10-Q
period 1998-09-30
COMPUTER ASSOCIATES INTERNATIONAL INC
filed 1998-11-09
CIK 356028

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                            FORM 10-Q


         X   Quarterly Report Pursuant to Section 13 or 15(d)
               of the Securities Exchange Act of 1934
         For the quarterly period ended September 30, 1998
                                or
          Transition Report Pursuant to Section 13 or 15(d)
               of the Securities Exchange Act of 1934
         For the transition period ended from _____ to _____

                    Commission File Number 1-9247

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

             Yes  X                          No

               APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuers classes of Common Stock, as of the latest practicable date:


	Title of Class                  Shares Outstanding
       Common Stock                 as of November 3, 1998
 par value $.10 per share                 538,260,743

        COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES

                                INDEX


PART I.  Financial Information:                            Page No.

Item 1.  Consolidated Condensed Balance Sheets -
         September 30, 1998 and March 31, 1998                1

         Consolidated Statements of Income -
         Three Months Ended September 30, 1998 and 1997       2

         Consolidated Statements of Income -
         Six Months Ended September 30, 1998 and 1997         3

         Consolidated Condensed Statements of Cash Flows -
         Six Months Ended September 30, 1998 and 1997         4

         Notes to Consolidated Condensed Financial Statement  5

Item 2.  Managements Discussion and Analysis of Financial
         Condition and Results of Operations                  8

PART II. Other Information:

Item 1.  Legal Proceedings                                   13

Item 4.  Submission of Matters to a vote of Security Holders 13


Item 6.  Exhibits and Reports on Form 8-K                    15


                      Part I.  FINANCIAL INFORMATION

Item 1:

           COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                               (In millions)
                                                     September 30,    March 31,
                                                         1998           1998
                                                      ------------     -------
                                                      (Unaudited)
ASSETS:

Cash and cash equivalents                              $  357          $  251
Marketable securities                                     104              59
Trade and installment accounts receivable               1,759           1,859
Inventories and other current assets                       92              86
                                                        -----           -----
                           TOTAL CURRENT ASSETS         2,312           2,255



Installment accounts receivable, due after one year     2,794           2,490
Property and equipment                                    451             459
Purchased software products                               206             289
Excess of cost over net assets acquired                 1,176           1,099
Investments and other noncurrent assets                   131             114
                                                        -----           -----
                                   TOTAL ASSETS        $7,070          $6,706
                                                        =====           =====
LIABILITIES AND STOCKHOLDERS EQUITY:

Loans payable and current portion of long-term debt    $  127          $  571
Other current liabilities                                 970           1,305
Long-term debt                                          2,033           1,027
Deferred income taxes                                   1,011             952
Deferred maintenance revenue                              336             370
Stockholders equity                                     2,593           2,481
                                                        -----           -----
        TOTAL LIABILITIES & STOCKHOLDERS EQUITY        $7,070          $6,706
                                                        =====           =====
See Notes to Consolidated Condensed Financial Statements.


       COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)

               (In millions, except per share amounts)

                                                  For the Three Months
                                                   Ended September 30,
                                                  --------------------
                                                   1998           1997
                                                   ----           ----
Product revenue and other related income          $1,031          $940
Maintenance fees                                     185           182
                                                   -----         -----
                        TOTAL REVENUE              1,216         1,122

Costs and expenses:
  Selling, marketing and administrative              473           428
  Product development and enhancements               103            90
  Commissions and royalties                           62            55
  Depreciation and amortization                       79            85
  Interest expense  - net                             29            29
                                                   -----         -----
             TOTAL COSTS AND EXPENSES                746           687
                                                   -----         -----
 Income before income taxes                          470           435

 Provision for income taxes                          176           163
                                                   -----         -----
                           NET INCOME             $  294        $  272
                                                   -----         -----
BASIC EARNINGS  PER SHARE                         $  .53        $  .50
                                                   -----         -----
   Basic weighted average shares used in
   computation*                                      554           546

DILUTED EARNINGS PER SHARE                        $  .52        $  .48
                                                   -----         -----
   Diluted weighted average shares used in
   computation*                                      569           568

  *Shares and per share amounts adjusted for three-for-two stock split effective November 5, 1997.

See Notes to Consolidated Condensed Financial Statements.


         COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                   (In millions, except per share amounts)

                                                    For the Six Months
                                                    Ended September 30,
                                                    -------------------
                                                     1998          1997
                                                     ----          ----
Product revenue and other related income           $1,897        $1,651
Maintenance fees                                      366           362
                                                    -----         -----
                       TOTAL REVENUE                2,263         2,013

Costs and expenses:
  Selling, marketing and administrative               944           810
  Product development and enhancements                203           179
  Commissions and royalties                           114           100
  Depreciation and amortization                       162           179
  Interest expense  - net                              59            61
  1995 Stock Plan charge                            1,071             -
                                                    -----         -----
            TOTAL COSTS AND EXPENSES                2,553         1,329
                                                    -----         -----
    (Loss) Income before income taxes               (290)           684

    (Benefit) Provision for income taxes            (103)           256
                                                    -----         -----
                   NET (LOSS) INCOME               $(187)        $  428
                                                    -----         -----

   BASIC (LOSS) EARNINGS  PER SHARE                $(.34)        $  .78
                                                    -----         -----
      Basic weighted average shares used in
      computation*                                   553            545

   DILUTED (LOSS) EARNINGS PER SHARE               $(.34)        $  .76
                                                    -----         -----
      Diluted weighted average shares used in
      computation*                                   553 **         565

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

See Notes to Consolidated Condensed Financial Statements.


           COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                 (In millions)

                                                            For the Six Months
                                                            Ended September 30,
                                                            -------------------
                                                             1998          1997
                                                             ----          ----
Operating Activities:
 Net (loss) income                                          $(187)        $428
  Adjustments to reconcile net income to net cash provided
  by operating activities:
   Depreciation and amortization                              162          179
   Provision for deferred income taxes                         58          101
   Compensation expense related to stock and pension plans    774           21
   Increase in noncurrent installment accounts receivable    (259)        (177)
   Decrease in deferred maintenance revenue                   (36)         (24)
   Gain on sale of property and equipment                     (14)
   Changes in other operating assets and liabilities,
   excludes effects of acquisitions                          (267)        (106)
                                                             -----        -----
NET CASH PROVIDED BY OPERATING ACTIVITIES                     231          422

INVESTING ACTIVITIES:
 Acquisitions, primarily purchased software, marketing rights
 and intangibles                                             (106)         (17)
 Purchase of property and equipment                           (37)         (31)
 Proceeds from sale of property and equipment                  38
 Increase in current marketable securities                    (45)          (3)
 Capitalized development costs                                (14)         (10)
                                                             -----        -----
NET CASH USED IN INVESTING ACTIVITIES                        (164)         (61)

FINANCING ACTIVITIES:
 Debt borrowings (repayments) - net                           568         (354)
 Dividends paid                                               (23)         (18)
 Exercise of common stock options/other                        26           46
 Purchases of treasury stock                                 (534)         (43)
                                                             -----        -----
NET CASH PROVIDED BY(USED IN)FINANCING ACTIVITIES              37         (369)

INCREASE(DECREASE)IN CASH AND CASH EQUIVALENTS
BEFORE EFFECT OF EXCHANGE RATE CHANGES ON CASH                104           (8)

Effect of exchange rate changes on cash                         2           (8)
                                                             -----        -----
INCREASE(DECREASE)IN CASH AND CASH EQUIVALENTS                106          (16)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              251          143
                                                             -----        -----
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $357         $127
                                                             =====        =====

See notes to Consolidated Financial Statements.

         COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1998

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation
SX. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in Computer Associates International, Inc.s (the Registrant or the Company) Annual Report on
Form 10-K for the fiscal year ended March 31, 1998.

Cash Dividends: In May 1998, the Companys Board of Directors declared its regular, semi-annual cash dividend of $.04 per share. The dividend was paid on July 7, 1998 to stockholders of record on June 19, 1998.

Statements of Cash Flows: For the six months ended September 30,1998 and 1997, interest payments were $29 million and $64 million respectively, and income taxes paid were $151 million and $212 million, respectively.

Net Income per Share: The Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. SFAS No. 128 requires the Company to present basic and diluted earnings per share (EPS) on the face of the income statement. Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding for the period end, plus the assumed exercise of all dilutive securities, such as stock options.

                                (In millions, except per share amounts)

                                    For the Three Months    For the Six Months
                                    Ended September 30,     Ended September 30,
                                    --------------------    -------------------
                                      1998          1997      1998         1997
                                      ----          ----      ----         ----
Net Earnings (Loss)                  $ 294         $ 272    $ (187)       $ 428
                                       ===           ===       ===          ===
Diluted Earnings Per Share
Weighted average shares outstanding
and common share equivalents           569           568       553   *      565

Diluted Earnings (Loss) Per Share    $ .52         $ .48    $( .34)       $ .76
                                      ====          ====      ====         ====
Diluted Share Computation:
 Average common shares outstanding     554           546       553          545
 Average common share equivalents net   15            22         -           20
                                      ----          ----      ----         ----
Weighted average shares outstanding
and common share equivalents           569           568       553   *      565
                                      ====          ====      ====         ====

* Common stock equivalents for the six months ended September 30, 1998 are not included since they would be antidilutive.


          COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998


Comprehensive Income:  In June 1997, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standard (SFAS) No. 130, Reporting Comprehensive Income, which was adopted by the Company in fiscal year 1999. SFAS No. 130 establishes new rules for reporting and displaying comprehensive income and its components; however, the adoption has no impact on the Companys net income or shareholders equity. Comprehensive Income includes foreign currency translation adjustments and unrealized gains or losses on the Companys available-for-sale securities which prior to adoption were reported separately in shareholders equity. The components of comprehensive income, net of related tax, for the three month and six month periods ended September 30, 1998 and 1997 are as follows:


                                (In millions)

                                      For the Three Months  For the Six Months
                                      Ended September 30,   Ended September 30,
                                      --------------------  -------------------
                                       1998        1997      1998        1997
                                       ----        ----      ----        ----
Net Income (Loss)                      $294        $272      $(187)      $428
Foreign Currency Translation
 Gains (Losses)                          32         (12)       35         (26)
Unrealized Gain on Equity Securities      1
                                        ---         ---       ---         ---
Total Comprehensive Income (Loss)      $327        $260      $(152)      $402
                                        ===         ===        ===        ===


Software Revenue Recognition: In October 1997, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 97-2 Software Revenue Recognition, as amended in March 1998 by SOP 98-4. These SOPs provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. Based on the Companys interpretation of the requirements of the SOPs, application of these statements is not expected to have a material impact on the Companys revenue recognition policies. However, AcSEC is currently reviewing further modifications to the SOP with the objective of providing more definitive, detailed implementation guidelines. This guidance could lead to unanticipated changes in the Companys operational and revenue recognition practices including, but not limited to changes in the period over which revenue is recognized. Such changes may have a material adverse effect on the Companys reported revenue, increase administrative costs, or otherwise adversely modify existing operations.

NOTE B - THE 1995 KEY EMPLOYEE STOCK OWNERSHIP PLAN

Under the 1995 Key Employee Stock Ownership Plan (1995 Plan), if the closing price of the Companys common stock on the New York Stock Exchange exceeded $53.33 for 60 trading days within any twelve month period, Additional Grants (as defined in the 1995 Plan) of 13.5 million shares, plus 6.75 million shares from an Initial Grant (as defined in the 1995 Plan), or a total of 20.25 million shares, to three key executives would vest and no longer be subject to forfeiture. However, the 20.25 million shares would continue to be subject to significant limitations on transfer for up to seven years following vesting.
On May 21, 1998, the closing price of the Companys common stock exceeded $53.33 for the sixtieth trading day within the twelve month period ending May
21, 1998.  Subsequent to May 21, 1998, the Compensation Committee of the

         COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1998

Companys Board of Directors reviewed the performance objectives of the 1995 Plan and certified the vesting of an aggregate of 20.25 million shares to the three key executives. As a result, in the first quarter of fiscal year 1999, the Company recorded a one time charge of $1,071 million ($675 million after tax). The executives elected to have a portion of the vested shares withheld for tax purposes.

NOTE C - SUBSEQUENT EVENT

In October 1998, the Company announced that it had increased the number of shares of Common Stock authorized for repurchase under its July 1992 share repurchase program. The Companys Board of Directors approved the repurchase of an additional 36.875 million shares. Including previous authorizations, the total amount authorized for repurchase is 200 million shares, of which approximately 136 million have been repurchased through September 30, 1998. Shares repurchased will be used for general corporate purposes.

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

RESULTS OF OPERATIONS

Revenue:

Total revenue for the quarter ended September 30, 1998 increased 8%, or $94 million, over the prior years comparable quarter. The increase was primarily attributable to growth in the client/server business which accounted for approximately 50% of the Companys overall revenue for the second quarter. The client/server revenue growth was led by Unicenter TNG (The Next Generation), a family of integrated business solutions for monitoring and administering systems management across multi-platform environments, which accounted for approximately 28% of total revenue for the second quarter. Total North
American revenue for the second quarter grew 3% over the prior years second quarter. This resulted from lower mainframe software sales offset by continued growth in client/server product sales. In the current quarter, North American sales represented 64% of revenue compared to 67% of revenue one year ago. The impact of foreign currencies against the US dollar decreased revenue in the second quarter by approximately $13 million. In constant dollar terms, revenue for the second quarter would have increased by nearly $107 million, or 10%, over the prior years second quarter. Maintenance revenues remained essentially unchanged from last years comparable quarter. Additional maintenance revenue from prior year license arrangements was offset by the ongoing trend of site consolidations and expanding client/server revenues, which yield lower maintenance. Price changes did not have a material impact in this quarter or the prior years second quarter.

On a year to date basis, total revenue increased 12% or $250 million from the prior year. The increase was primarily attributable to growth in the client/server business which accounted for 48% of the Companys overall revenue year to date. Year to date client/server revenue, led by Unicenter TNG, increased 30%, or $253 million, over the prior year. Unicenter TNG accounted for approximately 26% of total revenue year to date. Total North American revenue for the six months ended September 30, 1998 grew 13% over the prior years comparable period. On a year to date basis, North American sales represented 66% of revenue for both fiscal 1999 and fiscal 1998. On a year to date basis, international revenue increased by nearly $82 million, or 12%, over the prior year. In addition, the effect of foreign exchange rates on the US dollar against most currencies decreased revenue by $32 million year to date. Maintenance revenues remained essentially unchanged year to date. Price Changes did not have a material impact year to date in fiscal year 1999 or in the comparable period in fiscal year 1998.

Costs and Expenses:

Selling, marketing and administrative expenses as a percentage of total revenue for the second quarter increased to 39% from 38% the prior year. Included in these expenses was a $14 million gain from the sale of two properties. Excluding the gain on the sale of these two properties, selling, marketing and administrative expenses as a percentage of total revenue increased to 40% for the September 1998 quarter. The increase was largely attributable to an overall increase in personnel expense. The Company continues its ongoing effort to

                    MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS


expand its Global Professional Services division and worldwide sales organization. Marketing costs related to new product introductions including the Enterprise Edition and Workgroup Solutions also contributed to the increase. The Enterprise Edition products are the Companys state of the art mid-market solutions addressing security, network management, asset management, application development, information management, and E commerce. The Workgroup Editions provide the same solutions as the Enterprise Editions with a focus on smaller computing environments. Net research and development expenditures increased $13 million, or 14%, for the second quarter compared to last years second quarter. There was continued emphasis on adapting and enhancing products for the client/server environment, in particular Unicenter TNG, Jasmine, Opal, the Enterprise and Workgroup Solutions, as well as broadening of the Companys Internet/Intranet product offerings. Commissions and royalties as a percentage of revenue were 5% for the second quarter for both fiscal year 1999 and fiscal year 1998. Depreciation and amortization expense in the second quarter decreased $6 million from the comparable quarter in the prior year. The decrease was primarily due to scheduled reductions in the amortization associated with The ASK Group, Inc., Legent Corporation, and Cheyenne Software, Inc. acquisitions, only partially offset by smaller acquisitions in the current year. Net interest expense remained unchanged from last years comparable quarter. The additional interest expense related to the April 1998 issuance of $1.75 billion of unsecured senior notes, reduced by the repayment of $1.2 billion under the Companys credit facilities, was offset by the interest earned on the corresponding increase in cash and marketable securities.

On a year to date basis, selling, marketing and administrative expenses as a percentage of total revenue increased to 42% from 40% the prior year. The current quarter $14 million gain on the sale of two properties did not have an impact on selling, marketing and administrative expenses as a percentage of total revenue. The increase was largely attributable to an overall increase in personnel expense as well as major promotional events including: CA World, the Companys major annual user conference; the bi annual sales kickoff, an assembly of the Companys sales force to inaugurate the new years sales plan; and increased marketing costs related to new product introductions including the Enterprise Edition and Workgroup Solutions. Net research and development expenditures increased $24 million, or 13%, year to date. Continued emphasis on adapting and enhancing products for the client/server environment as well as broadening of the Companys Internet/Intranet product offerings were largely responsible for the increase. Commissions and royalties as a percentage of revenue were 5% year to date for both fiscal year 1999 and fiscal year 1998. On a year to date basis, depreciation and amortization expense decreased by $17 million from the prior year. The decrease was primarily due to scheduled reductions in the amortization associated with The ASK Group, Inc., Legent Corporation, and Cheyenne Software, Inc. acquisitions. Net interest expense remained unchanged year to date from last years comparable period.

Operating Margins:

The pretax income of $470 million, which includes $14 million associated with property sales, for the second quarter is an increase of 8%, or $35 million, over the second quarter in the prior year. On a year to date basis, the pretax loss was $290 million, reflecting the onetime charge of $1,071 million associated with the vesting of 20.25 million shares under the 1995 Key Employee Stock Ownership Plan. The year to date net income, excluding the one time charge, would have been $488 million, compared to net income of $428 million in the prior year, an increase of $60 million, or 14%.

                    MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                          CONDITION AND RESULTS OF OPERATIONS


The Companys consolidated effective tax rate for the September 1998 quarter and the prior years September quarter was 37.5%. On a year to date basis, the consolidated effective tax rate, including the charge, was 35.7% compared with 37.5% for the prior year. Excluding the above mentioned charge, the year to date consolidated effective tax rate remains unchanged at 37.5%.

Operations:

In fiscal years 1997 and 1996, the Company incurred charges for the write off of purchased research and development technology related to the Cheyenne and Legent acquisitions. In both valuations, the Income Approach was utilized. This approach focuses on the income producing capability of the asset and the present value of the net benefit to be received over the life of the property. The revenues generated are offset by the corresponding expenses including all operating, research and development, and income tax expenses. The Cheyenne products consist of network data storage, security and communications software across multiple standalone as well as heterogeneous computer environments and Legent is comprised of many systems management and database products. To date, the vast majority of the projects in the aggregate have not varied materially from original projections. Consistent with original projections, the Company expects a seven year asset life, however, more rapid technological change, market acceptance of competing technologies, and other internal and external factors may negatively effect the total net benefit obtained from the technology acquired.

Risks and Uncertainties:

The Companys products are designed to improve the productivity and efficiency of its clients information processing resources. Accordingly, in a recessionary environment, the Companys products are often a reasonable economic alternative to customers faced with the prospect of incurring expenditures to increase their existing information processing resources. However, a general or regional slowdown in world economies could adversely affect the Companys operations.

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

The Companys future operating results may be affected by a number of other factors, including, but not limited to: the adequacy of the Companys internal administrative systems to efficiently process transactions and store and retrieve data subsequent to the year 2000; the significant percentage of CAs quarterly sales recorded in the last few days of the quarter, making financial predictions especially difficult and raising a substantial risk of variance in actual results; the Companys increasing reliance on a single family of products for a material

                     MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                          CONDITION AND RESULTS OF OPERATIONS


portion of its sales; market acceptance of competing technologies; the availability and cost of new solutions; delays in delivery of new products or features; uncertainty of customer acceptance; the ability to recruit and retain qualified personnel; the ability to update its business application products to conform to the new, common European currency known as the Euro; the Companys ability to successfully maintain or increase market share in its core business while expanding into other and new markets such as professional services; the strength of its distribution channels; the ability either internally or through third party service providers to support client implementation of the Companys products; the Companys ability to manage fixed and variable expense growth relative to revenue growth; the outcome of litigation to which the Company is a party; the Companys ability to effectively integrate acquired products and operations; the assimilation of business or technology acquisitions; fluctuations in foreign currency exchange rates; the volatility of the international marketplace, including the recent Asian and Latin American turmoil; and other risks described in filings with the Securities and Exchange Commission.

Within Europe, the European Economic and Monetary Union (EMU) will introduce a new currency, the Euro, on January 1, 1999, initially available for currency trading and noncash (banking) transactions. The existing local currencies will remain legal tender through January 1, 2002. The Company has conducted risk assessments and began implementing corrective actions to ensure preparedness for the introduction of the Euro. Because of the staggered introduction of the Euro regarding noncash and cash transactions, the Company has developed a plan to address its accounting and business systems first. Compliance will be achieved primarily through upgrading administrative systems. The Company does not expect to experience significant operational disruptions or incur costs which could materially affect the Companys liquidity or capital resources.

Year 2000:

The Company may experience future uncertainties regarding year 2000 compliance of its products. The Company has designed and tested the vast majority of its recent product offerings to be year 2000 compliant. However, there is currently a small minority of the product offerings that have not been updated to meet year 2000 compliance specifications. The Company continues to update and test its product offerings for year 2000 compliance. Such costs are included in net research and development expenses. The Company has publicly identified any products that will not be updated to be year 2000 compliant and has been encouraging clients using these products to migrate to compliant versions. It is possible that the Company may experience increased expense levels addressing migration issues for such customers. There can be no assurance that all of the Companys products will be year 2000 compliant prior to January 1, 2000 (except those the Company previously identified will not be year 2000 compliant) nor can there be assurances that the Companys currently compliant products do not contain undetected problems associated with year 2000 compliance. Such problems may result in litigation and/or increased expenses negatively affecting future operating results.

The Company recognizes the significance of the year 2000 problem as it relates to our internal systems and understands that the impact extends beyond traditional hardware and software to automated facility systems and third parties. The Company has created and implemented an overall plan to make its internal financial and administrative systems year 2000 ready by June 1999. With regard to facility related systems (phone, voicemail, security systems, etc.), the Company internally conducted assessment audits and is currently sending questionnaires to vendors and service providers to confirm year 2000 readiness. The Company expects substantial completion of year 2000 readiness preparations by June 1999 and to continue comprehensive testing through calendar 1999. The total cost of preparing internal systems to be year 2000 compliant is not expected

                      MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS


to be material to the Companys operations, liquidity, or capital resources. Total expenditures, excluding personnel costs of existing staff, related to internal systems year 2000 readiness is expected to be less than $20 million. Such expenses commenced in 1996 and are projected to continue through calendar 1999. However, there can be no assurances that the Company will not experience significant unanticipated negative performance and/or flaws in the technology used in its internal systems. The Company is in the process of completing its contingency plan for potential hardware and software failures.

Liquidity and capital resources:

During the second quarter, the Companys cash, cash equivalents and marketable securities decreased by approximately $285 million from the June 30, 1998 balance. The decrease is primarily attributable to the expenditure of approximately $532 million for nearly 15 million shares of the Companys common stock under its open market repurchase programs offset by cash provided by operations and $38 million in proceeds from the sale of two properties.

Cash provided by operations totaled $319 million for the quarter ended September 30, 1998. On a year to date basis, cash provided by operations totaled $231 million, including a $318 million withholding tax payment made in lieu of shares issued to certain executives under the 1995 Key Employee Stock Ownership Plan. Year to date cash generated from operations, excluding this withholding tax payment, totaled $549 million, an increase of 30% from the prior year. This increase is primarily attributable to higher net income (excluding the 1995 Stock Plan charge) and lower income tax payments resulting from the 1995 Stock Plan charge.

On September 30, 1998, total debt outstanding consisted primarily of $1.75 billion of registered unsecured Senior Notes issued April 24, 1998, $320 million of unsecured Senior Notes issued April 1, 1996 and drawings on the credit facility funding the construction of the European Headquarters totaling $48 million. At September 30, 1998, the Company had no drawings outstanding under its total of $2.6 billion credit facilities.

At September 30, 1998, the cumulative number of shares purchased under the Companys various open market Common Stock repurchase programs was approximately 136 million shares. The remaining number of shares available for repurchase under these programs at September 30, 1998 was approximately 27 million. The number of shares authorized for repurchase under the program was increased in October 1998. See Note C for additional information.

The Company is proceeding with construction of its European Headquarters in the United Kingdom and its various expansion and renovation projects at its World Headquarters in Islandia, New York. These projects will be completed over the next 12 months and will result in total cashflow obligations of $225 million. In addition, various capital resource requirements as of September 30, 1998 consisted of lease obligations for office space, computer equipment, mortgage and loan obligations and amounts due as a result of product and company acquisitions.

The Company anticipates that existing cash, cash equivalents, short term marketable securities, the availability of borrowings under committed and uncommitted credit lines, as well as cash generated from operations, will be sufficient to meet ongoing cash requirements.

                            PART II.  OTHER INFORMATION


Item 1:  Legal Proceedings

The Company and certain of its officers are defendants in a number of shareholder class action lawsuits alleging that a class consisting of all persons who purchased the Companys stock during the period January 20, 1998 until July 22, 1998 were harmed by misleading statements, representations, and omissions regarding the Companys future financial performance. These cases have been consolidated into a single action (the Shareholder Action) in the United States District Court for the Eastern District of New York (NY Federal Court). In addition, three derivative actions alleging similar facts were brought in the NY Federal Court. An additional derivative action, alleging that the Company issued 14.25 million more shares than were authorized under the 1995 Key Employee Stock Ownership Plan (the 1995 Plan), was also filed in the NY Federal Court. In all but one of these derivative actions, all of the Companys directors were named as defendants. All of these derivative actions have been consolidated into a single action (the Derivative Action) in the NY Federal Court. The plaintiffs are expected to file an amended complaint in both the Shareholder Action and the Derivative Action. Lastly, a derivative action was filed in the Chancery Court in Delaware (the Delaware Action) alleging that 9.5 million more shares were issued than were authorized under the 1995 Plan. The Company and its directors have filed a motion to dismiss the Delaware Action and the plaintiff has moved for summary judgment. Although the ultimate outcome and liability, if any, cannot be determined, management, after consultation and review with counsel, believes that the facts in each of the actions do not support the plaintiffs claims and that the Company and its officers and directors have meritorious defenses.


Item 4:  Submission of Matters to a vote of Security Holders

(a) Annual meeting of Stockholders held on August 12, 1998.

(b) The stockholders elected Directors for the ensuing year as follows:

				           Affirmative		 Authority
Name                  			  Votes            Withheld
--------------                     -----------         ---------
Russell M. Artzt                   482,598,056         1,921,352
Willem F.P. de Vogel               482,609,070         1,910,338
Irving Goldstein                   482,611,607         1,907,801
Richard A. Grasso                  482,617,406         1,902,002
Shirley Strum Kenny                482,570,689         1,948,719
Sanjay Kumar                       482,546,616         1,972,792
Charles B. Wang                    482,425,991         2,093,417

(c) The Stockholders voted to approve an amendment to the 1996 Deferred Stock Plan for Non Employee Directors as follows:

			Affirmative         476,843,968
			Negative Votes        6,632,010
			Abstentions           1,043,430

(d) The Stockholders voted to approve the 1998 Incentive Award Plan as follows:

			Affirmative         470,367,578
			Negative Votes       13,219,227
			Abstentions             932,603

(e) The Stockholders voted to ratify the appointment of Ernst & Young LLP as the Companys independent auditors for the fiscal year ending March 31, 1999 as follows:

			Affirmative         483,565,499
			Negative Votes          443,418
			Abstentions             510,491

Item 6:  Exhibits and Reports on Form 8-K


        (a)  Exhibits.

              None.


        (b)  Reports on Form 8-K.

              None.



                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                      COMPUTER ASSOCIATES INTERNATIONAL, INC.


       Dated: November 6, 1998     By:/s/ Sanjay Kumar
                                      ----------------------
					        Sanjay Kumar, President
						  and Chief Operating Officer

       Dated: November 6, 1998     By:/s/ Ira Zar
                                      ----------------------
					        Ira Zar
						  Sr. Vice President - Finance
						  (Chief Financial and Accounting Officer)