Form 10-Q
period 1998-12-31
COMPUTER ASSOCIATES INTERNATIONAL INC
filed 1999-02-04
CIK 356028

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                           FORM 10-Q


        X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the quarterly period ended December 31, 1998
                             or
        Transition Report Pursuant to Section 13 or 15(d)
            of the Securities Exchange Act of 1934
       For the transition period ended from _____ to _____

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

                Yes    X                    No

              APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuers classes of Common Stock, as of the latest practicable date:


      Title of Class                 Shares Outstanding
       Common Stock                  as of January 29, 1999
 par value $.10 per share                538,748,495

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES




                           INDEX





PART I.  Financial Information:		                 Page No.

Item 1.  Consolidated Condensed Balance Sheets -
         December 31, 1998 and March 31, 1998                 1

         Consolidated Statements of Income -
         Three Months Ended December 31, 1998 and 1997        2

         Consolidated Statements of Income -
         Nine Months Ended December 31, 1998 and 1997         3

         Consolidated Condensed Statements of Cash Flows -
         Nine Months Ended December 31, 1998 and 1997	        4

         Notes to Consolidated Condensed Financial Statement  5

Item 2.  Managements Discussion and Analysis of Financial
         Condition and Results of Operations                  7


PART II. Other Information:

Item 1.  Legal Proceedings                                   12

Item 6.  Exhibits and Reports on Form 8-K                    13


Part I.  FINANCIAL INFORMATION


Item 1:

      COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS

                         (In millions)
                                                    December 31,   March 31,
                                                      1998           1998
                                                    ------------   ---------
                                                    (Unaudited)
ASSETS:

Cash and cash equivalents                           $        219   $     251
Marketable securities                                        106          59
Trade and installment accounts receivable                  1,789       1,859
Inventories and other current assets                          80          86
                                                     -----------    --------
                   TOTAL CURRENT ASSETS                    2,194       2,255

Installment accounts receivable, due after one year        2,941       2,490
Property and equipment                                       548         459
Purchased software products                                  214         289
Excess of cost over net assets acquired                    1,240       1,099
Investments and other noncurrent assets                      141         114
                                                     -----------    --------
                           TOTAL ASSETS             $      7,278  $    6,706
                                                     ===========    ========
LIABILITIES AND STOCKHOLDERS EQUITY:

Loans payable and current portion of long term debt $        142  $      571
Other current liabilities                                  1,160       1,305
Long-term debt                                             2,030       1,027
Deferred income taxes                                      1,044         952
Deferred maintenance revenue                                 344         370
Stockholders equity                                        2,558       2,481
                                                     -----------   ---------
TOTAL LIABILITIES & STOCKHOLDERS EQUITY             $      7,278  $    6,706
                                                     ===========   =========

See Notes to Consolidated Condensed Financial Statements.



            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)

                     (In millions, except per share amounts)
                                                      For the Three Months
                                                       Ended December 31,
                                                      --------------------
                                                         1998     1997
                                                         ----     ----
Product revenue and other related income             $  1,176     $  1,056
Maintenance fees                                          185          183
                                                      -------      -------
                           TOTAL REVENUE                1,361        1,239

Costs and expenses:
  Selling, marketing and administrative                   510          432
  Product development and enhancements                    105           90
  Commissions and royalties                                68           61
  Depreciation and amortization                            78           83
  Interest expense  - net                                  33           29
                                                      -------      -------
                TOTAL COSTS AND EXPENSES                  794          695
                                                      -------      -------
 Income before income taxes                               567          544

 Provision for income taxes                               212          204
                                                      -------      -------
                              NET INCOME             $    355     $    340
                                                      -------      -------

BASIC EARNINGS PER SHARE                             $    .66     $    .62
                                                      -------      -------
   Basic weighted average shares used in
   computation*                                           538          546

DILUTED EARNINGS PER SHARE                           $    .64     $    .60
                                                      -------      -------
   Diluted weighted average shares used
   computation*                                           554          568

* Shares and per share amounts adjusted for a three-for-two stock split effective November 5, 1997.

See Notes to Consolidated Condensed Financial Statements.


           COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                   (In millions, except per share amounts)


                                                        For the Nine Months
                                                         Ended December 31,

                                                          1998        1997
                                                          ----        ----
   Product revenue and other related income             $  3,073     $  2,707
   Maintenance fees                                          551          545
                                                         -------      -------
                            TOTAL REVENUE                  3,624        3,252

   Costs and expenses:
     Selling, marketing and administrative                 1,454        1,242
     Product development and enhancements                    307          269
     Commissions and royalties                               183          160
     Depreciation and amortization                           241          263
     Interest expense  - net                                  91           90
     1995 Stock Plan charge                                1,071            -
                                                         -------      -------
                 TOTAL COSTS AND EXPENSES                  3,347        2,024
                                                         -------      -------
   Income before income taxes                                277        1,228

   Provision for income taxes                                109          461
                                                         -------      -------
                               NET INCOME               $    168     $    767
                                                         -------      -------

   BASIC EARNINGS PER SHARE                             $    .31     $   1.41
                                                         -------      -------
      Basic weighted average shares used
      computation*                                           548          546

   DILUTED EARNINGS PER SHARE                           $    .30     $   1.36
                                                         -------      -------
      Diluted weighted average shares used in
      computation*                                           565          566

* Shares and per share amounts adjusted for a three-for-two stock split effective November 5, 1997.


   See Notes to Consolidated Condensed Financial Statements

            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                    (In millions)
                                                         For the Nine Months
                                                          Ended December 31,

                                                            1998       1997
                                                            ----       ----
OPERATING ACTIVITIES:
Net income                                                $  168      $  767
  Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                             241         263
   Provision for deferred income taxes                       100         180
   Compensation expense related to stock and
    pension plans                                            776          21
   Increase in noncurrent installment accounts
    receivable                                              (415)       (281)
   Decrease in deferred maintenance revenue                  (31)         (6)
   Gain on sale of property and equipment                    (14)          -
   Changes in other operating assets and liabilities,
    excludes effects of acquisitions                        (127)       (300)
                                                           ------      ------
NET CASH PROVIDED BY OPERATING ACTIVITIES                    698         644

INVESTING ACTIVITIES:
Acquisitions, primarily purchased software, marketing
 rights and intangibles                                     (217)        (39)
 Purchase of property and equipment                         (142)        (61)
 Proceeds from sale of property and equipment                 38           -
 Increase in current marketable securities                   (47)         (4)
 Capitalized development costs                               (21)        (15)
                                                           ------      ------
NET CASH USED IN INVESTING ACTIVITIES                       (389)       (119)

FINANCING ACTIVITIES:
 Debt borrowings (repayments) - net                          567        (406)
 Dividends paid                                              (23)        (18)
 Exercise of common stock options/other                       31          55
 Purchases of treasury stock                                (920)       (116)
                                                           ------      ------
NET CASH USED IN FINANCING ACTIVITIES                       (345)       (485)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
BEFORE EFFECT OF EXCHANGE RATE CHANGES ON CASH               (36)         40

Effect of exchange rate changes on cash                        4          (8)
                                                           ------      ------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS             (32)         32

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             251         143
                                                           ------      ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $  219      $  175
                                                           ======      ======

See notes to Consolidated Financial Statements.

           COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             DECEMBER 31, 1998

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in Computer Associates International, Inc.s (the Registrant or the Company) Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

Cash Dividends: In December 1998, the Companys Board of Directors declared its regular, semi-annual cash dividend of $.04 per share. The dividend was paid on January 7, 1999 to stockholders of record on December 28, 1998.

Statements of Cash Flows: For the nine months ended December 31, 1998 and 1997,interest payments were $98 million and $99 million, respectively, and income taxes paid were $171 million and $285 million, respectively.

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

                                  (In millions, except per share amounts)

                                   For the Three Months    For the Nine Months
                                   Ended December 31,      Ended December 31,
                                   --------------------    -------------------
                                     1998        1997        1998       1997
Net Earnings                       $   355     $   340     $   168    $   767
                                   ========    ========    ========   ========
Diluted Earnings Per Share
Weighted average shares
 outstanding and common share
 equivalents                           554         568         565        566

Diluted Earnings Per Share         $   .64     $   .60     $   .30    $  1.36
                                   ========    ========    ========   ========
Diluted Share Computation:
 Average common shares
  outstanding                          538         546         548        546
 Average common share
  equivalents net                       16          22          17         20
                                   --------    --------    --------   --------
Weighted average shares
Outstanding and common share
 equivalents                           554         568         565        566
                                   ========    ========    ========   ========



              COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                       DECEMBER 31, 1998


Comprehensive Income:  In June 1997, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standard (SFAS) No. 130, Reporting Comprehensive Income, which was adopted by the Company in fiscal year 1999. SFAS No. 130 establishes new rules for reporting and displaying comprehensive income and its components; however, the adoption has no impact on the Companys net income or shareholders equity. Comprehensive Income includes foreign currency translation adjustments and unrealized gains or losses on the Companys available for sale securities which prior to adoption were reported separately in shareholders equity. The components of comprehensive income, net of related tax, for the three month and nine month periods ended December 31, 1998 and 1997 are as follows:

                                                   (In millions)
                                   For the Three Months    For the Nine Months
                                    Ended December 31,      Ended December 31,
                                   --------------------    -------------------
                                      1998      1997          1998      1997
Net Income                          $   355   $   340       $   168   $   767
Foreign Currency Translation
 (Losses) Gains                          (5)      (20)           29       (46)
                                     -------   -------       -------   -------
Total Comprehensive Income          $   350   $   320       $   197   $   721
                                     =======   =======       =======   =======


Software Revenue Recognition: In October 1997, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 97-2 Software Revenue Recognition, as amended in 1998 by SOP 98-4 and further amended more recently by SOP 98-9. These SOPs provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The Company is currently evaluating the requirements of the SOPs which may have a material impact on the Companys revenue recognition policies effective for the quarter ending June 30, 1999 and beyond. Such changes in the Companys operational and revenue recognition practices including, but not limited to changes in the period over which revenue is recognized up to and including recognition of revenue over the contract term may have a material adverse effect on the Companys reported revenue, increase administrative costs, or otherwise adversely modify existing operations.


NOTE B - THE 1995 KEY EMPLOYEE STOCK OWNERSHIP PLAN

Under the 1995 Key Employee Stock Ownership Plan (1995 Plan), if the closing price of the Companys common stock on the New York Stock Exchange exceeded $53.33 for 60 trading days within any twelve month period, Additional Grants (as defined in the 1995 Plan) of 13.5 million shares, plus 6.75 million shares from an Initial Grant (as defined in the 1995 Plan), or a total of 20.25 million shares, to three key executives would vest and no longer be subject to forfeiture. However, the 20.25 million shares would continue to be subject to significant limitations on transfer for up to seven years following vesting. On May 21, 1998, the closing price of the Companys common stock exceeded $53.33 for the sixtieth trading day within the twelve month period ending May 21, 1998. Subsequent to May 21, 1998, the Compensation Committee of the Companys Board of Directors reviewed the performance objectives of the 1995 Plan and certified the vesting of an aggregate of 20.25 million shares to the three key executives. As a result, in the first quarter of fiscal year 1999, the Company recorded a one time charge of $1,071 million ($675 million after tax). The executives elected to have a portion of the vested shares withheld for tax purposes.

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

RESULTS OF OPERATIONS

Revenue:

Total revenue for the quarter ended December 31, 1998 increased 10%, or $122 million, over the prior years comparable quarter. The increase was attributable to growth in the client/server business which accounted for approximately 46% of the Companys overall revenue for the third quarter. The client/server growth was led by Unicenter TNG (The Next Generation), a family of integrated business solutions for monitoring and administering systems management across multi platform environments, which accounted for approximately 24% of total revenue for the third quarter. Professional services grew by 97% or $38 million over the prior year. The Company intends to increase the level of professional services provided to clients through internal growth as well as acquisitions of services companies. Total North American revenue for the third quarter grew 5% over the prior years third quarter. This resulted from lower mainframe software sales offset by continued growth in client/server product sales. In the current quarter, North American sales represented 64% of revenue compared to 67% of revenue one year ago. The impact of foreign currencies versus the US dollar did not have a material effect on revenue in the third quarter. Maintenance revenues remained essentially unchanged from last years comparable quarter. Additional maintenance revenue from prior year license arrangements was offset by the ongoing trend of site consolidations and expanding client/server revenues, which yield lower maintenance. Price changes did not have a material impact in this quarter or the prior years third quarter.

On a year to date basis, total revenue increased 11% or $372 million from the prior year. The increase was primarily attributable to growth in the client/server business which accounted for 47% of the Companys overall revenue year to date. Year to date client/server and professional services revenue increased 30% and 77%, or $399 and $85 million, respectively, over the prior year. Unicenter TNG revenue accounted for over 25% of total revenue year to date. Total North American revenue for the nine months ended December 31, 1998 grew 10% over the prior years comparable period. On a year to date basis, North American sales represented 65% of revenue for fiscal year 1999 and 66% of revenue for fiscal year 1998. On a year to date basis, international revenue increased by nearly $160 million, or 15%, over the prior year. In addition, the effect of foreign exchange rates on the US dollar versus most currencies decreased revenue by $33 million for the current year. Maintenance revenues remained essentially unchanged year to date. Price changes did not have a material impact year to date in fiscal year 1999 or in the comparable period in fiscal year 1998.

Costs and Expenses:

Selling, marketing and administrative expenses as a percentage of total revenue for the third quarter increased to 37% from 35% the prior year. The increase was largely attributable to an overall increase in personnel expense. The Company is continuing its ongoing effort to expand its Global Professional Services division and worldwide sales organization. Marketing costs related to new product introductions including the Enterprise Edition and Workgroup Solutions also contributed to the increase. The Enterprise Edition products

             MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

are the Companys state of the art mid market solutions addressing security, network management, asset management, application development, information management, and E commerce. The Workgroup Editions provide the same solutions as the Enterprise Editions with a focus on smaller computing environments. Net research and development expenditures increased $15 million, or 16%, for the third quarter compared to last years third quarter. There was continued emphasis on adapting and enhancing products for the client/server environment, in particular Unicenter TNG, Jasmine, Opal, the Enterprise and Workgroup Solutions, as well as broadening of the Companys Internet/Intranet product offerings. Commissions and royalties as a percentage of revenue were 5% for the third quarter for both fiscal year 1999 and fiscal year 1998. Depreciation and amortization expense in the third quarter decreased $5 million from the comparable quarter in the prior year. The decrease was primarily due to scheduled reductions in the amortization associated with The ASK Group, Inc., Legent Corporation, and Cheyenne Software, Inc. acquisitions, partially offset by smaller acquisitions in the current year. Net interest expense increased $4 million, or 14%, for the third quarter compared to last years third quarter.
The additional interest expense related to the April 1998 issuance of $1.75 billion of unsecured senior notes, reduced by the repayment of $1.2 billion under the Companys credit facilities, was offset by the interest earned on the corresponding increase in cash and marketable securities.

On a year to date basis, selling, marketing and administrative expenses as a percentage of total revenue increased to 40% from 38% the prior year. The increase was largely attributable to an overall increase in personnel expense as well as major promotional events including: CA-World, the Companys major annual user conference; the bi annual sales kickoff, an assembly of the Companys sales force to inaugurate the new years sales plan; and increased marketing costs related to new product introductions including the Enterprise Edition and Workgroup Solutions. Net research and development expenditures increased $38 million, or 14%, year to date. Continued emphasis on adapting and enhancing products for the client/server environment as well as broadening of the Companys Internet/Intranet product offerings were largely responsible for the increase. Commissions and royalties as a percentage of revenue were 5% year to date for both fiscal year 1999 and fiscal year 1998. On a year to date basis, depreciation and amortization expense decreased by $22 million from the prior year. The decrease was primarily due to scheduled reductions in the amortization associated with The ASK Group, Inc., Legent Corporation, and Cheyenne Software, Inc. acquisitions. Net interest expense remained unchanged year to date from last years comparable period.

Operating Margins:

The pretax income of $567 million for the third quarter is an increase of 4%, or $23 million, over the third quarter in the prior year. The year to date net income, excluding the one time charge of $1,071 million associated with the vesting of 20.25 million shares under the 1995 Key Employee Stock Ownership Plan, was $842 million, compared to net income of $767 million in the prior year, an increase of $75 million, or 10%.

The Companys consolidated effective tax rate for the December 1998 quarter and the prior years December quarter was 37.5%. On a year to date basis, the consolidated effective tax rate, including the current year charge, was 39.4% compared with 37.5% for the prior year. The higher current year effective tax rate is attributable to the charge in the current year. Without the charge, the current years effective rate would have been 37.5%.

               MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

Operations:

In fiscal years 1997 and 1996, the Company incurred charges for the write-off
Of purchased research and development technology related to the Cheyenne and Legent acquisitions. In both valuations, the Income Approach was utilized.
This approach focuses on the income producing capability of the asset and the present value of the net benefit to be received over the life of the property. The revenues generated are offset by the corresponding expenses including all operating, research and development, and income tax expenses. The Cheyenne products consist of network data storage, security and communications software across multiple standalone, as well as heterogeneous computer environments and Legent is comprised of many systems management and database products. To date, the vast majority of the projects in the aggregate have not varied materially from original projections. Consistent with original projections, the Company expects a seven year asset life, however,more rapid technological change, market acceptance of competing technologies, and other internal and external factors may negatively affect the total net benefit obtained from the technology acquired.

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

The effects of the Asian economic turmoil on our multinational clients and its potentially adverse impact on our near term business is a concern. This, coupled with deferred software purchasing decisions as clients deal with their year 2000 projects, as well as mainframe hardware transition issues, may impact revenue and earnings growth.

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

The Companys future operating results may be affected by a number of other factors, including, but not limited to: the adequacy of the Companys internal administrative systems to efficiently process transactions and store and retrieve data subsequent to the year 2000; the significant percentage of the Companys quarterly sales recorded in the last few days of the quarter, making financial predictions especially difficult and raising a substantial risk of variance in actual results; the Companys increasing reliance on a single family of products for a material portion of its sales; market acceptance of competing technologies; the availability and cost of new solutions; delays in delivery of new products or features; uncertainty of customer acceptance; the ability to recruit and retain qualified personnel; the ability to incorporate changes to its business application products to conform to the new, common European currency known as the Euro; the Companys ability to successfully maintain or

             MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

increase market share in its core business while expanding into other and new markets such as professional services; the strength of its distribution channels; the ability either internally or through third party service providers to support client implementation of the Companys products; the Companys ability to manage fixed and variable expense growth relative to revenue growth; the outcome of litigation to which the Company is a party; the Companys ability to effectively integrate acquired products and operations; the assimilation of business or technology acquisitions; fluctuations in foreign currency exchange rates; the volatility of the international marketplace, including the recent Asian and Latin American turmoil; and other risks described in filings with the Securities and Exchange Commission.

Within Europe, the European Economic and Monetary Union (EMU) introduced a new currency, the Euro, on January 1, 1999, initially available for currency trading and noncash (banking) transactions. The existing local currencies will remain legal tender through January 1, 2002. The Company has conducted risk assessments and began implementing corrective actions to ensure preparedness for the introduction of the Euro. Because of the staggered introduction of the Euro regarding noncash and cash transactions, the Company has developed a plan to address its accounting and business systems first. Compliance will be achieved primarily through upgrading administrative systems. The Company does not expect to experience significant operational disruptions or incur costs which could materially affect the Companys liquidity or capital resources.

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

The Company recognizes the significance of the year 2000 problem as it relates to our internal systems and understands that the impact extends beyond traditional hardware and software to automated facility systems and third parties. The Company has created and implemented an overall plan to make its internal financial and administrative systems year 2000 ready by June 1999. With regard to facility related systems (phone, voicemail, security systems, etc.), the Company internally conducted assessment audits and has sent questionnaires to vendors and service providers to confirm year 2000 readiness. As part of its contingency planning efforts, the Company is identifying alternative strategies, when necessary, if significant exposures are identified. The Company expects substantial completion of year 2000 readiness preparations by June 1999 and to continue comprehensive testing through calendar 1999. The total cost of preparing internal systems to be year 2000 compliant is not expected to be material to the Companys operations, liquidity, or capital resources. Total expenditures, excluding personnel costs of existing staff, related to internal systems year 2000 readiness is expected to be less than $20 million. Such expenses commenced in 1996 and are

             MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

projected to continue through calendar 1999. However, there can be no assurances that the Company will not experience significant unanticipated negative performance and/or flaws in the technology used in its internal systems. The Company is in the process of completing its contingency plan for potential hardware and software failures.

Liquidity and capital resources:

During the third quarter, the Companys cash, cash equivalents, and marketable securities decreased by approximately $136 million. The decrease was primarily attributable to the purchase of nearly 11 million shares of the Companys stock under its open market repurchase programs, various professional service and product acquisitions, and progress payments for the expansion and renovation projects at the Islandia, NY World Headquarters and other facilities. The decrease was partially offset by cash provided from operations of $467 million, a 46% increase from the quarter ended September 1998.

On a year to date basis, cash provided by operations totaled $698 million, After reflecting a $318 million withholding tax payment made in lieu of shares issued to certain executives under the 1995 Key Employee Stock Ownership Plan. Year to date cash generated from operations, excluding this withholding tax payment, totaled $1,016 million, an increase of 58% from the prior year. This increase is primarily attributable to accelerated cash collections of trade accounts receivable as well as lower taxes paid associated with the tax benefit received for the one time charge recorded in the first quarter of fiscal year 1999 related to the 1995 Key Employee Stock Ownership Plan.

On December 31, 1998, total debt outstanding consisted primarily of $1.75 billion of registered unsecured Senior Notes issued April 24, 1998 and $320 million of unsecured Senior Notes issued April 1, 1996. At December 31, 1998, the Company had no drawings outstanding under its $2.6 billion credit facility.

At December 31, 1998, the cumulative number of shares purchased under the Companys various open market Common Stock repurchase programs was approximately
146.6 million shares. The remaining number of shares available for repurchase under these programs at December 31, 1998 was approximately 53.4 million. This amount includes the authorization to repurchase an additional 36.875 million shares approved by the Companys Board of Directors in October 1998.

The Company is proceeding with construction of its European Headquarters in the United Kingdom and its various expansion and renovation projects at its World Headquarters in Islandia, New York. These projects will be completed over the next 10 months and will result in total cashflow obligations of $225 million. In addition, various capital resource requirements as of December 31, 1998 consisted of lease obligations for office space, computer equipment, mortgage and loan obligations and amounts due as a result of product and company acquisitions.

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

Item 6:  Exhibits and Reports on Form 8-K


        (a)  Exhibits.

              3.(i)(a) Restated Certificate of Incorporation
                 dated February 3, 1999.

          		  3.(ii)(a) Registrants By Laws, as amended,
                 effective January 19, 1999.


        (b)  Reports on Form 8-K.

               None.




                             SIGNATURES



               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                COMPUTER ASSOCIATES INTERNATIONAL, INC.


	 Dated: February 3, 1999      	By: /s/Sanjay Kumar
                     						         ---------------------------
                                    Sanjay Kumar, President
						                              and Chief Operating Officer

	 Dated: February 3, 1999       By: /s/Ira Zar
						                              ---------------------------
                                     Ira Zar
						                               Sr. Vice President Finance
                                     Chief Financial and
                                     Accounting Officer