Form 10-K
period 1999-03-31
COMPUTER ASSOCIATES INTERNATIONAL INC
filed 1999-05-28
CIK 356028

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)
  [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1999
                                       OR
  [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-9247

                    Computer Associates International, Inc.
             (Exact name of registrant as specified in its charter)

                  Delaware                     13-2857434
      (State or other jurisdiction of   (I.R.S. Employer Identification Number)
       incorporation or organization)

            One Computer Associates Plaza, Islandia, New York 11749
         (Address of principal executive offices)        (Zip Code)

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

61/4% Convertible Subordinated Debentures of On-Line Software International,Inc.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes _X__ No ___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III to this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant: The aggregate market value of the voting stock held by non-affiliates of the Registrant as at May 26, 1999 was $17,394,543,586 based on a total of 384,409,803 shares held by non-affiliates and the closing price on the New York Stock Exchange on that date which was $45.25.

Number of shares of stock outstanding at May 26, 1999: 536,329,140 shares of Common Stock, par value $.10 per share.

Documents Incorporated by Reference:
Part III - Proxy Statement to be issued in conjunction with Registrant's Annual Stockholders' Meeting.

                                     PART I

Item 1. Business

(a) General Development of Business

Computer Associates International, Inc. (the "Company", "Registrant" or "CA") was incorporated in Delaware in 1974. In December 1981, CA completed its initial public offering of Common Stock. The Company's Common Stock is traded on the New York Stock Exchange under the symbol "CA".

CA supplies an extensive array of enterprise management, information management, and business application software products for use on a variety of hardware platforms. Because of its independence from hardware manufacturers, the Company provides clients with integrated solutions which are platform neutral. CA supplies products which can be used on all major hardware platforms, operating systems, and application development environments.

CA's product philosophy of internally developing products, such as Unicenter TNG(R), Jasmine(R), and OpalTM, the acquisition of key technology, the integration of the two, and strategic alliances with over 40 business partners has been tested and proven over time.

In April 1996, the Company announced a restructuring with respect to its business applications solutions. Organizing around the concept of self-contained operational units, the Company formed several new business units. These business units are responsible for development, marketing, sales, and support of banking, financial, and manufacturing application offerings.

In order to emphasize its commitment to delivering quality technical support to its clients throughout the world, the Company concentrated its technical services in a group known as GTDS (Global Technology Delivery Services). This group serves as the bridge between the Company's sales and development organizations, providing high-level technical assistance and guidance to clients.

In November 1996, CA acquired  Cheyenne  Software,  Inc.  ("Cheyenne").
Cheyenne developed software solutions for NetWare, Windows NT, UNIX, Macintosh, OS/2, Windows 3.1, and Windows 95 operating systems. This acquisition was accounted for using the purchase method of accounting.

In March 1999, CA acquired Computer Management Sciences, Inc. ("CMSI"). CMSI custom developed information technology solutions. CMSI specialized in Internet development, business process re-engineering, strategy planning, evolutionary downsizing, rapid application development, object-oriented databases, vendor software evaluation, and other key technology areas. This acquisition was accounted for using the purchase method of accounting. See Note 2 of Notes to Consolidated Financial Statements for additional information concerning acquisitions.

Additionally, in March 1999, the Company executed a merger agreement to acquire Platinum technology International, inc. ("Platinum") for $29.25 per share. Platinum is engaged in the design, development, marketing and support of database tools and utilities, tools for enterprise management, data warehousing, as well as providing a wide range of professional services. The acquisition, when consummated, will be accounted for using the purchase method of accounting. See Note 12 of Notes to Consolidated Financial Statements for additional information concerning the Platinum acquisition.

(b) Financial  Information  About Industry Segments
CA's global business is principally in a single industry segment--the design, development, marketing, licensing, and support of integrated computer software products operating on a diverse range of hardware platforms and operating systems.

See Note 4 of Notes to Consolidated Financial Statements for financial data pertaining to geographic areas.

(c)  Narrative  Description  of Business

General
CA designs, develops, markets, licenses, and supports standardized computer software products for use with a broad range of desktop, midrange, and mainframe computers from many different hardware manufacturers including, among others, IBM, Hewlett-Packard Company ("HP"), Sun Microsystems Inc. ("Sun"), Data General Corp. ("DG"), and Compaq Computer Corporation (including the Digital Equipment and Tandem Computer Companies).

A computer system, ranging from the most powerful mainframe to the ubiquitous desktop, consists of hardware and software. Hardware is the physical computer or central processing unit as well as peripheral equipment such as disk and tape data storage devices, printers, and terminals. Software is the program, or set of instructions, which tell the hardware what to do and how to respond to specific user requests.

CA continues to pursue its approach of designing and developing new software technology solutions, acquiring software technology that is complementary to existing products and integrating internally developed products with acquired software. The Company's service philosophy is similarly marked by a commitment to the development of a dedicated internal service staff, the acquisition of third-party service organizations, the integration of the two, and long-standing alliances with leading service providers.

Products

CA offers over 500 enterprise systems management, information management, and business applications solutions to a broad spectrum of organizations. Built upon a common infrastructure, these products provide solutions across multiple operating systems and hardware platforms. The Company's standardized business software products enable clients to use their total data processing resources--hardware, software, and personnel--more efficiently. Many of the Company's products provide tools to measure and improve computer hardware and software performance and programmer productivity. The Company provides products that effectively manage the complex, heterogeneous systems upon which businesses depend. CA's solutions enable clients to use the latest technologies while preserving their substantial investments in hardware, software, and staff expertise. By employing a common infrastructure, the Company's developers create modular software designed to be continually and consistently improved. This pragmatic approach protects clients' investments by using scalar, evolutionary change rather than revolutionary disruption and waste. CA's software architecture is specifically designed to help clients migrate to client/server computing or build new client/server systems. The Company's integrated distributed systems management solutions manage this complex environment. Full-function client/server business applications simplify customization to meet unique business needs on a combination of platforms.

Since its introduction in fiscal year 1997, Unicenter TNG(R) (The Next Generation)TM has become the industry's de facto standard for enterprise management software. In fiscal year 1999, CA continued to extend the features and functionality of Unicenter TNG. Unicenter TNG is an object-oriented solution that enables organizations to visualize and control their entire information technology infrastructure--including applications, databases, systems, and networks--from a business perspective. This technology establishes a link between an organization's information technology resources and its business policies. Through Unicenter TNG, an organization can define its business policies, map these policies to particular resource management requirements, and then monitor resources for their support of specific business processes. The flexible Business Process ViewsTM can be customized to deliver the information based on specific roles, locations, resources, and any other dimensions of control. To visualize the complex interactions and interdependencies of an enterprise's entire distributed environment, Unicenter TNG employs a Real World InterfaceTM that incorporates 3-D animation and elements of virtual reality.

During fiscal year 1999, the Company announced full-scale delivery of NeugentsTM. Neugents, which represent a revolutionary neural network technology, are intelligent software agents that persist throughout various computing environments to recognize certain patterns and record the resulting transition states. Neugents enable an entirely new generation of business applications that can not only analyze conditions in business markets and technical environments, but also predict changes in those conditions and suggest courses of action to capitalize on opportunities and/or avoid potential problems. When employed with Unicenter TNG, Neugents can proactively prevent performance and availability problems with a level of precision and rigor unattainable by conventional trend and resource analysis solutions.

The Company continued full-scale delivery of Jasmine. Jasmine is a true object database with an integrated development environment and a robust multi-platform deployment facility. Its object-oriented database engine provides the foundation to store, manage, and maintain multimedia and business objects. Jasmine provides a complete multimedia authoring and application development environment, allowing clients to build multimedia applications without the need to write complex programs. Jasmine also features tools for designing and debugging sophisticated applications.

CA introduced its Enterprise Edition products during fiscal year 1999, all of which are based on Unicenter TNG technology. The Enterprise Edition offering includes products in the areas of Security, Software Delivery, Help Desk, Asset Management, Network, Storage, and Web/e-Commerce. CA also introduced its Workgroup Editions which include standalone management products on a small scale for computing environments of up to 250 users per server. These products are simple to install and easy to use.

Professional Services

During fiscal year 1999, the Company formed a professional services organization known as Global Professional ServicesTM ("GPS") to expand the Company's offerings on behalf of clients and partners around the world. GPS offers a broad spectrum of services ranging from consulting to implementation to comprehensive outsourcing and custom developing leading-edge IT solutions. The Company acquired a number of professional service companies during the fiscal year, including Computer Management Sciences, Inc., Realogic, Inc., and LDA
Systems, Inc., which strengthened GPS. As of March 31, 1999, GPS had 3,350 employees. GPS offers services in support of, and independent of the Company's products. These services can improve implementation and deployment of the Company's products which the Company believes will lead to universal customer satisfaction and greater follow-on sales.

Sales and Marketing

CA distributes, markets, and supports its products on a worldwide basis with its own employees and a network of independent value-added resellers, distributors, and dealers. The Company has approximately 4,400 sales and sales support personnel engaged in promoting the licensing of the Company's products.

In North America, the Company operates primarily through Direct and Indirect sales forces responsible for sales, marketing, and service of the Company's non-business application solutions. Several application business units are responsible for the sales and marketing activities of business application solutions. A separate Global Accounts group provides additional service to large clients, particularly facilities managers. Facilities managers deliver data processing services using the Company's products to those companies that prefer to "outsource" their computer processing operations.

The Company also operates through wholly owned subsidiaries located in 42 countries outside North America. Each of these subsidiaries is structured as an autonomous entity, and markets all or most of the Company's products in its respective territory. In addition, the Company's products are marketed by independent distributors in those areas of the world where it does not have a direct presence. Revenue from independent distributors accounted for less than 1% of the Company's fiscal 1999 revenue.

The Company's marketing and marketing services groups produce substantially all of the user documentation for its products, as well as promotional brochures, advertising, and other business solicitation materials. The duties of these groups include the writing of the requisite materials, editing, typesetting, photocomposition, and printing.

Licensing

CA does not sell or transfer title to its products to its clients. The products are licensed on a "right to use" basis pursuant to license agreements. Such licenses generally require that the client use the product only for its internal purposes at its own computer installation. In addition, the Company offers license agreements to facilities managers enabling them to use the Company's software in conjunction with their outsourcing business. Under certain circumstances, the Company will also license, on a non-exclusive basis, clients and other third parties as resellers of certain of the Company's products. The Company is encouraging value-added resellers ("VARs") to actively market the Company's products. VARs often bundle the Company's products with specialized consulting services to provide clients with a complete solution. Such VARs generally service a particular market or sector and provide enhanced user-specific solutions.

CA offers several types of software licenses. Under the standard license form, the client agrees to pay a one-time fee and an annual usage and maintenance fee. The annual usage and maintenance fees typically range from 9% to 20% of the then prevailing one-time fee for the product. Payment of the usage and maintenance fee entitles the client to continue to use, and to receive technical support for the product, as well as receive all enhancements and improvements (other than optional features subject to a separate charge) to the product developed by the Company during the period covered. A significant number of the Company's clients elect to license the Company's products under a variety of installment payment options. These plans incorporate license and usage and maintenance fees into annual or monthly payments ranging from one to ten years.

The Company also offers licenses for products and groups of products based on the size of an enterprise's computing power as measured in MIPS--millions of instructions per second. Under this option, the client is free to reallocate hardware or modify user configurations without incremental costs. Similar licensing alternatives are available for CA's midrange and UNIX-based software products. Most of the Company's client/server products, including Ingres(R) and Unicenter TNG are licensed on a power unit basis. These licenses are typically perpetual in nature whereby the client has the option to elect maintenance (technical support and product enhancements) on an annual basis. Client/server products sold through third-party VARs, distributors and dealers are generally subject to distribution licensing agreements and end-user "shrink wrap" licenses. The Company's micro software products are licensed to end users upon payment of a fixed fee.

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

Competition and Risks

The computer software business is highly competitive. It is marked by rapid, substantial technological change as well as the steady emergence of new companies and products. In addition, it is affected by such issues as the Year 2000 date change and the introduction by the European Economic and Monetary Union of the Euro. There are many companies, including IBM, Sun, HP, Compaq, and other large computer manufacturers, which have substantially greater resources, as well as the ability to develop and market software programs similar to and competitive with the products offered by the Company. Competitive products are also offered by numerous independent software companies, which specialize in specific aspects of the highly fragmented software industry. Some, like Microsoft, Oracle Corporation, and SAP AG, are the leading developers and vendors in their specialized markets.

IBM, HP, Sun, and Compaq are by far the largest suppliers of systems software, and are the manufacturers of the computer hardware systems used by most of the Company's clients. Historically, these hardware manufacturers have modified or introduced new operating systems, systems software, and computer hardware. Such new products could in the future incorporate features which are currently performed by the Company's products or could require substantial modification of the Company's products to maintain compatibility with these companies' hardware or software. Although the Company has to date been able to adapt its products and its business to changes introduced by hardware manufacturers, there can be no assurance that it will be able to do so in the future.

In the past, licensees using proprietary operating systems were furnished with "source code," which makes the operating system generally understandable to programmers, or "object code," which directly controls the hardware, and other technical documentation. Since the availability of source code facilitated the development of systems and applications software which must interface with the operating systems, independent software vendors such as the Company were able to develop and market compatible software. IBM and other hardware vendors have a policy of restricting the use or availability of the source code for some of its operating systems. To date, this policy has not had a material effect on the Company. However, such restrictions may, in the future, result in higher research and development costs for the Company in connection with the enhancement and modification of the Company's existing products and the development of new products. Although the Company does not expect such restrictions will have this effect on its products, there can be no assurance that such restrictions or other restrictions will not have a material adverse effect on the Company's business.

The Company anticipates ongoing use of microcode or firmware provided by hardware manufacturers. Microcode and firmware are basically software programs in hardware form, and therefore are less flexible than pure software. The Company believes that such continued use will not have a significant impact on the Company's operations and that its products will remain compatible with any changes to such code. However, there can be no assurance that future technological developments will not have an adverse impact on the Company's operations.

Although no company competes with the Company across its entire software product line or a significant portion thereof, the Company considers at least 75 firms to be directly competitive with one or more of the Company's systems software packages. In database management, graphics and applications software for the desktop, midrange, and mainframe environments, there are hundreds of companies, whose primary business focus is on at least one but not all of these solutions. Certain of these companies have substantially larger operations than the Company's in these specific niches. Many companies, large and small, use their own technical personnel to develop programs similar to those of the Company; these may rightly be seen as competitors of the Company. The Company believes that the most important considerations for potential purchasers of software packages are: product capabilities; ease of installation and use; dependability and quality of technical support; documentation and training; the experience and financial stability of the vendor; integration of the product line; and, to a lesser extent, price. Price is a stronger factor in the client/server and microcomputer marketplace. Moreover, as the client/server market continues to expand and develop, competitors could be expected to form strategic alliances or acquire other companies to increase their presence in this market.

The Company's future operating results may be adversely affected by a number of factors, including but not limited to: its responsiveness to client needs; successful implementation of newly introduced products; uncertainties relative to global economic conditions; market acceptance of competing technologies; the availability and cost of new solutions; its ability to successfully maintain or increase market share in its core business while expanding its product base into other markets; its ability to recruit and retain qualified personnel; the strength of its distribution channels; its ability either internally or through third-party service providers to support client implementation of the Company's products; its ability to effectively manage fixed and variable expense growth relative to revenue growth; possible disruptions resulting from organizational changes; and its ability to effectively integrate acquired products and operations. There can be no assurance that the Company's products will continue to compete favorably or that it will be successful in the face of increasing competition from new and existing competitors.

Product Protection

The products of the Company are treated as trade secrets and confidential information. CA relies for protection upon its contractual agreements with clients as well as its own security systems and confidentiality procedures. In addition to obtaining patent protection for new technology, the Company protects its products, their documentation, and other written materials under copyright law. The Company also obtains trademark protection for its various product names. CA from time to time receives notices from third parties claiming infringement by the Company's products of third-party proprietary rights. The Company expects that software will be subject to such claims more frequently as the number of products and competitors in the Company's industry grows and the functionality of products overlap. Such claims could result in litigation, which can be costly, or licensing arrangements on terms not favorable to the Company, including the payment of royalties to third parties. CA's business could be affected by such litigation and licensing arrangements and by its ability to develop substitute technology.

Clients

No individual client accounted for a material portion of the Company's revenue during any of the past three fiscal years. Since the majority of the Company's software is used with relatively expensive computer hardware, most of its revenue is derived from companies which have the resources to make a substantial commitment to data processing and their computer installations. The majority of the world's major companies use one or more of the Company's software packages. The Company's software products are generally used in a broad range of industries, businesses, and applications. The Company's clients include manufacturers, financial service providers, banks, insurance companies, educational institutions, hospitals, and government agencies. The Company's products are also sold to and through microcomputer distributors and VARs.

Product  Development

The history of the computer industry has seen rapid changes in hardware and software technology. The Company must maintain the usefulness of its products as well as modify and enhance its products to accommodate changes to, and to ensure compatibility with, hardware and software.

To date, the Company has been able to adapt its products to such changes and, as described more fully in "Narrative Description Of Business--Products," the Company believes that it will be able to do so in the future. Computer software vendors must also continually ensure that their products meet the needs of clients in the ever-changing marketplace. Accordingly, the Company has the policy of continually enhancing, improving, adapting, and adding new features to its products, as well as developing additional products. The Company offers a facility for many of its software products whereby problem diagnosis, program "fixes", and other mainframe services can be provided online between the client's installation and the support facilities of the Company. Another service, CA-TCCSM (Total Client Care)SM, provides a major extension to existing support services of the Company by offering access to the Company's client support database. In addition, the Company offers support services online via the Internet through its Web Track facility. These services have contributed to the Company's ability to provide maintenance more efficiently.

Product development work is primarily done at the Company's facilities in Alameda, California; San Diego, California; San Jose, California; Maitland, Florida; Chicago, Illinois; Andover, Massachusetts; Marlborough, Massachusetts; Mount Laurel, New Jersey; Princeton, New Jersey; Islandia, New York; Columbus, Ohio; Pittsburgh, Pennsylvania; Dallas, Texas; Herndon, Virginia; and Bellevue, Washington. The Company also performs product development in Sydney, Australia; Vienna, Austria; Brussels, Belgium; Vancouver, Canada; Slough, England; Paris, France; Darmstadt, Germany; Tel Aviv, Israel; and Milan, Italy. For its fiscal years ended March 31, 1999, 1998, and 1997, product development and enhancements charged to operations were $423 million, $369 million, and $318 million, respectively. In fiscal years 1999, 1998, and 1997, the Company capitalized $29 million, $23 million, and $18 million, respectively, of internally developed software costs.

Certain of the Company's products were acquired from other companies and individuals. The Company continues to seek synergistic companies, products and partnerships. The purchase price of acquired products (i.e., purchased software) is capitalized and amortized over the useful life of such purchase or a period not exceeding five years.

Employees

As of March 31, 1999, the Company had approximately 14,650 employees of whom approximately 2,550 were located at its headquarters facility in Islandia, New York; approximately 6,750 were located at other offices in the United States, and approximately 5,350 were located at its offices in foreign countries. Of the total employees, approximately 4,250 were engaged in product development efforts, 3,350 were engaged in professional services functions, and 4,400 were engaged in sales and sales support functions. The Company believes its employee relations are excellent.

(d)Financial Information About Foreign and Domestic Operations and Export
   Revenue

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

The Company leases approximately 100 office facilities throughout the United States, and approximately 95 office facilities outside the United States. Expiration dates on material leases range from fiscal years 2000 to 2021.

The Company owns an 850,000 square-foot Corporate Headquarters in Islandia, New York. The Company's subsidiary in Germany owns two buildings totaling approximately 120,000 square feet. The Company also owns various office facilities in the United States ranging from 7,000 to 250,000 square feet. The Company is currently constructing a 250,000 square-foot European Headquarters in the United Kingdom, with an expected completion date of October 1999.

The Company owns various computer, telecommunications, and electronic equipment. It also leases IBM, DEC, HP, Sun, EMC, and DG computers located at the Company's facilities in Islandia, New York; Princeton, New Jersey; San Diego, California; and Chicago, Illinois. This equipment is used for the Company's internal product development, for technical support efforts and for administrative purposes. The Company considers its computer and other equipment to be adequate for its needs. See Note 7 of Notes to Consolidated Financial Statements for information concerning lease obligations.

Item 3. Legal Proceedings

The Company and certain of its officers are defendants in a number of shareholder class action lawsuits alleging that a class consisting of all persons who purchased the Company's stock during the period January 20, 1998 until July 22, 1998 were harmed by misleading statements, representations, and omissions regarding the Company's future financial performance. These cases have been consolidated into a single action (the "Shareholder Action") in the United States District Court for the Eastern District of New York ("NY Federal Court"). The defendants moved to dismiss the Shareholder Action. In addition, three derivative actions alleging similar facts were brought in the NY Federal Court. An additional derivative action, alleging that the Company issued 14.25 million more shares than were authorized under the 1995 Key Employee Stock Ownership Plan (the "1995 Plan"), was also filed in the NY Federal Court. In all but one of these derivative actions, all of the Company's directors at that time were named as defendants. These derivative actions have been consolidated into a single action (the "Derivative Action") in the NY Federal Court. The Derivative Action has been stayed. Lastly, a derivative action was filed in the Chancery Court in Delaware (the "Delaware Action") alleging that 9.5 million more shares were issued than were authorized under the 1995 Plan. The Company and its directors, who are parties to the Delaware Action, have filed a motion to dismiss the Delaware Action, and the plaintiff has moved for summary judgment. Although the ultimate outcome and liability, if any, cannot be determined, management, after consultation and review with counsel, believes that the facts in each of the actions do not support the plaintiffs' claims and that the Company and its officers and directors have meritorious defenses.

The Company, various subsidaries, and certain current and former officers have been named as defendants in other various claims and lawsuits arising in the normal course of business. The Company believes that the facts do not support the plaintiffs' claims, and intends to vigorously contest each of them.

Item 4.  Submission of Matters to Vote of Security  Holders

None.

Executive  Officers of the  Registrant

The name, age, present position, and business experience of all executive officers of the Company as of May 26, 1999 are listed below:

      Name                Age       Position
Charles B. Wang (1)       54        Chairman, Chief Executive Officer, and
                                    Director
Sanjay Kumar (1)          37        President, Chief Operating Officer,and
                                    Director
Russell M. Artzt (1)      52        Executive Vice President--Research and
                                    Development, and Director
Charles P.McWade          54        Senior Vice President--Business Development
Ira Zar                   37        Senior Vice President--Finance and Chief
                                    Financial Officer
Michael A. McElroy        54        Vice President and Secretary
Lisa Savino               33        Vice President and Treasurer

(1) Member of the Executive Committee.


Mr. Charles B. Wang has been Chief Executive Officer and a Director of the Company since June 1976, and Chairman of the Board since April 1980.

Mr. Kumar joined the Company with the acquisition of UCCEL in August 1987. He was elected President, Chief Operating Officer and a Director effective January 1994, having previously served as Executive Vice President--Operations from January 1993 to December 1993, and Senior Vice President--Planning from April 1989 to December 1992.

Mr. Artzt has been with the Company since June 1976. He has been Executive Vice President--Research and Development of the Company since April 1987 and a Director of the Company since November 1980.

Mr. McWade has been Senior Vice President--Business   Development  of  the
Company since April 1998, having previously served in various financial positions including Treasurer from April 1988 to March 1994. Mr. McWade joined the Company in October 1983.

Mr. Zar has been Senior Vice President and Chief Financial Officer since June 1998. He has served in various financial roles, including Treasurer from April 1994 to November 1997, since joining the Company in June 1982.

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


                  Fiscal Year 1999              Fiscal Year 1998
                  ----------------              ----------------
                  High         Low              High         Low
Fourth Quarter   $51.50       $32.88           $58.06       $45.44
Third Quarter    $45.94       $31.44           $56.94       $45.83
Second Quarter   $61.00       $27.00           $48.88       $36.13
First Quarter    $61.13       $50.94           $38.92       $25.33


On March 31, 1999, the closing price for the Company's Common Stock on the New York Stock Exchange was $35.56. The Company currently has approximately 10,000 record stockholders.

The Company has paid cash dividends in July and January of each year since July 1990 and intends to continue that policy. The Company's most recent dividend, paid in January 1999, was $.04 per share.

References to prices per share have been adjusted to reflect a three-for-two stock split effective November 5, 1997.

Item 6. Selected Financial Data

The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

                                                           Year Ended March 31,
                                              --------------------------------------------
INCOME STATEMENT DATA                         1999(1)    1998(2)   1997(3) 1996(4)  1995(5)
                                              --------------------------------------------
(in millions, except per share amounts)
Revenue                                       $5,253     $4,719    $4,040  $3,505   $2,623
Net income (loss)                                626      1,169       366    (56)      432
- Basic earnings (loss) per common share(6)   $ 1.15     $ 2.14    $  .67  $(.10)   $  .80
- Diluted earnings (loss) per common share(6)   1.11       2.06       .64   (.10)      .76
Dividends declared per common share(6)          .080       .073      .065    .061     .059

                                                             March 31,
                                              --------------------------------------------
BALANCE SHEET AND OTHER DATA                 1999(1)     1998(2)   1997(3) 1996(4)  1995(5)
                                              --------------------------------------------
(in millions)
Cash from operations        .               $  1,267     $1,040    $  790  $  619   $  489
Working capital (deficiency)                     768        379        53    (53)      300
Total assets                                   8,070      6,706     6,084   5,016    3,269
Long-term debt (less current maturities)       2,032      1,027     1,663     945       50
Stockholders' equity                           2,729      2,481     1,503   1,482    1,578

(1) Includes an after tax charge of $675 million related to the 1995 Key Employee Stock Ownership Plan.

(2) Includes an after-tax charge of $21 million related to the Company's unsuccessful tender offer for Computer Sciences Corporation.

(3) Includes an after-tax write-off of $598 million related to the acquisition of Cheyenne Software, Inc. in
    November 1996. See Note 2 of Notes to Consolidated Financial Statements for additional information.

(4) Includes an after-tax write-off of $808 million related to the acquisition of Legent Corporation in August 1995.

(5) Includes an after-tax write-off of $154 million related to the acquisition of The ASK Group, Inc. in June 1994.

(6) Adjusted to reflect the three-for-two stock splits effective August 21, 1995, June 19, 1996, and November
    5, 1997.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Annual Report on Form 10-K contains certain forward-looking statements and information relating to the Company that are based on the beliefs and assumptions made by the Company's management as well as information currently available to management. When used in this document, the words "anticipate," "believe," "estimate," and "expect" and similar expressions, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, or expected. The Company does not intend to update these forward-looking statements.

Fiscal Year 1999

The Company's fiscal year 1999 revenue of $5.3 billion increased 11% over the $4.7 billion in fiscal year 1998. The growth is primarily attributable to greater revenue from product licensing fees, the continued demand for less restrictive enterprise licensing pricing options, and an emphasis placed on professional  services.  Unicenter  TNG(R)  (The  Next  Generation)TM,  a family of integrated business solutions for monitoring and administering systems management across multi-platform environments accounted for approximately 25% of the Company's overall revenue. Professional services revenue from the Company's consulting services business and educational programs for fiscal year 1999 grew by 89%, or $136 million over fiscal year 1998, to $288 million. The growth is primarily attributable to an increase in billable consultants. The Company intends to increase the level of professional services provided to clients through internal growth, acquisitions of services companies, as well as increasing its ratio of billable hours to total hours worked ("utilization"). Maintenance revenue, which is deferred and ratably recognized over the term of the agreement increased 1%, or $9 million in fiscal year 1999. Additional maintenance revenue from prior year license arrangements was partially offset by the ongoing trend of site consolidations and expanding client/server revenue sold by VARs, which yield lower maintenance. Total North American revenue increased 10% and international revenue increased 14% for fiscal year 1999 as a result of strong acceptance of the Company's client/server software solutions. North America
further  benefited  from  professional   services  growth.   The strengthening
of the U.S. dollar decreased international revenue by $44 million when compare to fiscal year 1998. Price changes did not have a material impact in either year.

Selling, marketing, and administrative expenses for fiscal year 1999 increased to 39% of revenue compared to 37% in fiscal year 1998. The increase was largely attributable to an overall increase in personnel expense. The Company is continuing its ongoing effort to expand its Global Professional ServicesTM division and worldwide sales organization. Marketing costs related to new product introductions including the Enterprise Edition and Workgroup Solutions also contributed to the increase. The Enterprise Edition products are the Company's state-of-the-art mid-market solutions addressing security, network management, asset management, application development, information management, and e-commerce. The Workgroup Editions provide the same solutions as the Enterprise Editions with a focus on smaller computing environments. In fiscal year 1999, new and existing product enhancement research and development expenditures increased $54 million, or 15%. Continued emphasis on adapting and enhancing products for the client/server environment, in particular Unicenter TNG, Jasmine(R), OpalTM, the Enterprise and Workgroup Solutions, as well as broadening of the Company's Internet/intranet product offerings were largely responsible for the increase. Commissions and royalties were approximately 5% of total revenue for both fiscal year 1999 and 1998. Depreciation and amortization expense decreased $24 million, or 7% in fiscal year 1999 over fiscal year 1998. The decrease was primarily due to the scheduled reduction in the amortization associated with The ASK Group, Inc., Legent Corporation, and Cheyenne Software, Inc. acquisitions, partially offset by the amortization associated with fiscal year 1999 acquisitions. For fiscal year 1999, net interest expense was $123 million, a decrease of $20 million over fiscal year 1998. Excluding the one-time charge associated with the Computer Sciences Corporation ("CSC") tender in fiscal year 1998, net interest expense in fiscal year 1999 increased $10 million over fiscal year 1998. The increase is attributable to an increase in average debt outstanding of approximately $500 million, offset by an increase to interest income related to cash proceeds from the April 1998 Senior Note issuance. Fiscal year 1999 pre-tax profit excluding the one-time charge of $1,071 million relating to the vesting of 20.25 million shares under the 1995 Key Employee Stock Ownership Plan was $2.08 billion compared to $1.87 billion in fiscal year 1998. Net income per share in fiscal year 1999 was $1.11 per share on a diluted basis. Excluding the charge, net income per share in fiscal year 1999 would have been $2.31, a 12% increase over fiscal year 1998 net income of $2.06 per share. The consolidated effective tax rate for fiscal year 1999, excluding the charge, and for fiscal year 1998 was approximately 37.5%.

A total of 20.25 million restricted shares were made available for grant to three key executives under the 1995 Key Employee Stock Ownership Plan (the "1995 Plan") approved by the stockholders at the August 1995 Annual Meeting. An initial grant of 6.75 million restricted shares was made to the executives at inception of the 1995 Plan. In January 1996, based on the achievement of a price target for the Company's common stock, 1.35 million shares (20%) of the initial grant vested, subject to continued employment of the executives through March 31, 2000. Accordingly, the Company began accruing compensation expense associated with the 1.35 million shares over the employment period. Annual compensation expense of $7 million was charged against income for each of the years ended March 31, 1998, 1997, and 1996. Additional grants of the remaining
13.5 million shares available under the 1995 Plan were made based on the achievement of certain price targets. These additional grants and the unvested portion of the initial grant vested in May 1998 and are further subject to significant limitations on transfer during the seven years following vesting. The vesting occurred after the closing price of the Company's stock on the New York Stock Exchange exceeded $53.33 for 60 trading days within a twelve-month period. A one-time charge of $1,071 million was recorded in the first quarter of fiscal year 1999.

Fiscal Year 1998

Total revenue for fiscal year 1998 was $4.7 billion, an increase of 17% over the $4.0 billion recorded in fiscal year 1997. The growth is attributable to greater revenue derived from licensing fees on the midrange platforms as well as a modest increase in mainframe product revenue related to the continued demand for less restrictive enterprise licensing pricing options. Unicenter TNG (The Next Generation), a family of integrated business solutions for monitoring and administering computer systems across platform environments, accounted for 23% of the Company's overall revenue. Total North American revenue increased 28% for fiscal year 1998 as a result of strong acceptance of the Company's client/server software solutions and enterprise pricing options. International revenue remained unchanged in fiscal year 1998 compared with fiscal year 1997 due partially to a strengthening of the U.S. dollar against most currencies. This unfavorable foreign exchange environment decreased international revenue by $124 million when compared to fiscal year 1997. Maintenance revenue declined 1%, or $7 million in fiscal year 1998. This decrease reflects the Company's expanded client/server licensing which generates lower maintenance revenue and the ongoing trend of site consolidations. Price changes did not have a material impact in either year.

Selling, marketing, and administrative expenses for fiscal year 1998 increased to 37% of revenue compared to 36% in fiscal year 1997. The increase represents an investment by the Company in additional service and support personnel, as well as major promotional events, including the product launch for Jasmine, a pure object database solution, and the Unicenter TNG(R) FrameworkTM release. In fiscal year 1998, new and existing product enhancement and research and development expenditures increased $51 million, or 16%. Continued emphasis on adapting and enhancing products for the client/server environment, in particular, Unicenter TNG and Jasmine, a full fiscal year of Cheyenne product development personnel costs and broadening of the Company's Internet/intranet product offerings were largely responsible for the increase.
Commissions   and  royalties  were approximately  5%  of  total  revenue  for both fiscal year 1998 and 1997. Depreciation and amortization expense decreased $75 million, or 18% in fiscal year 1998 over fiscal year 1997. The decrease was primarily due to completion of the amortization associated with the On-Line Software International, Inc. and Pansophic Systems, Inc. acquisitions, as well as the scheduled reduction in amortization associated with The ASK Group, Inc. and Legent Corporation acquisitions. This decrease was partially offset by a full year of purchased software amortization related to the Cheyenne Software, Inc. acquisition. For fiscal year 1998, net interest expense was $143 million, an increase of $41 million over fiscal year 1997. The increase is attributable to non-recurring financing charges associated with the unsuccessful Computer Sciences Corporation tender offer and higher debt levels associated with the Cheyenne acquisition. Fiscal year 1998 pre-tax profit was $1.87 billion compared to $932 million in fiscal year 1997. The pre-tax amount for fiscal year 1997 includes an after-tax charge of $598 million relating to the acquisition of Cheyenne for a write-off of purchased research and development technology (R&D) that had not reached the working model stage and had no alternative future use. Net income per share in fiscal year 1998, excluding the Computer Sciences Corporation pre-tax charge of $34 million, was $2.10 per share on a diluted basis, a 24% increase over fiscal year 1997 net income of $1.69 per share, excluding the Cheyenne purchased R&D charge of $598 million. The consolidated effective tax rate approximated 37.5% and 37% in fiscal years 1998 and 1997, respectively.


Selected  Unaudited Quarterly  Information
(in millions,  except per share amounts)
--------------------------------------------------------------------------------------------
1999 Quarterly Results                  June 30(1)    Sept.30    Dec.31    Mar.31    Total
--------------------------------------------------------------------------------------------
Revenue                                     $1,047    $1,216     $1,361    $1,629    $5,253
Percent of total  revenue                       20%       23%        26%       31%      100%
Net (loss)income                            $ (481)   $  294     $  355    $  458    $  626
- Basic (loss) earnings per share(3)          (.87)      .53        .66       .85      1.15
- Diluted  (loss)  earnings  per share(3)     (.87)      .52        .64       .83      1.11


1998 Quarterly Results                      June 30   Sept.30    Dec. 31   Mar. 31(2) Total
--------------------------------------------------------------------------------------------

Revenue                                     $  891    $1,122     $1,239    $1,467    $4,719
Percent of total revenue                        19%       24%        26%       31%      100%
Net income                                  $  156    $  272     $  340    $  401    $1,169
- Basic earnings per share(3)                  .29       .49        .62       .74      2.14
- Diluted earnings per share(3)             $  .28    $  .48     $  .60    $  .71    $ 2.06

(1) Includes an after-tax charge of $675 million related to the 1995 Key Employee Stock Ownership Plan.

(2)  Includes an after-tax  charge of $21 million related to the Company's unsuccessful tender offer for Computer
     Sciences Corporation.

(3) Adjusted to reflect a three-for-two stock split effective November 5, 1997.

The Company has traditionally reported lower profit margins in the first two quarters of each fiscal year than those experienced in the third and fourth quarters. As part of the annual budget process, management establishes higher discretionary expense levels in relation to projected revenue for the first half of the year. Historically, the Company's combined third and fourth quarter revenue has been greater than the first half of the year, as these two quarters coincide with clients' calendar year budget periods and culmination of the Company's annual sales plan. This historically higher second half revenue has resulted in significantly higher profit margins since total expenses have not increased in proportion to revenue. However, past financial performance should not be considered to be a reliable indicator of future performance.

The Company's products are designed to improve the productivity and efficiency of its clients' information processing resources. Accordingly, in a recessionary environment, the Company's products are often a reasonable economic alternative to customers faced with the prospect of incurring expenditures to increase their existing information processing resources. However, a general or regional slowdown in the world economy could adversely affect the Company's operations.

The Company's future operating results may be affected by a number of other factors, including, but not limited to: uncertainties relative to global economic conditions; the adequacy of the Company's internal administrative systems to efficiently process transactions, store, and retrieve data subsequent to the year 2000; the Company's increasing reliance on a single family of products for a material portion of its sales; market acceptance of competing technologies; the availability and cost of new solutions; delays in delivery of new products or features; the Company's ability to update its business application products to conform with the new, common European currency known as the "Euro"; the Company's ability to successfully maintain or increase market share in its core business while expanding its product base into other markets; the strength of its distribution channels; the ability either internally or through third-party service providers to support client implementation of the Company's products; the Company's ability to manage fixed and variable expense growth relative to revenue growth; the Company's ability to recruit and retain qualified personnel; the Company's ability to effectively integrate acquired
products  and   operations.

With the acquisition of Platinum technology International, inc. ("Platinum") during the first quarter of fiscal year 2000, there can be no assurances that the distractions and uncertainty caused by the acquisition will not have a negative effect on the Company's revenue and net income as it completes
the  integration  and   restructuring  of  Platinum's operations.

In-Process Research and Development

There were no acquired in-process technology charges in fiscal years 1999 and 1998, and an after-tax write-off of $598 million in 1997 related to the Cheyenne acquisition. Acquired in-process research and development ("in-process R&D") charges relate to acquisitions of software companies accounted for under the purchase method, in which a portion of the purchase price is allocated to acquired in-process technology and expensed immediately since the technological feasibility of the research and development projects have not yet been achieved and was believed to have no alternative future use. An independent valuation was performed and used as an aid in determining the fair value of the identifiable assets and in allocating the purchase price among the acquired assets, including the portion of the purchase price attributed to in-process R&D. The "Income Approach" was utilized for the valuation analysis. This approach focuses on the income producing capability of the asset and was obtained through on-site interviews with management, review of data provided by the Company and Cheyenne, and analysis of relevant market sizes, growth factors, and expected trends in technology. The steps followed in applying this approach included estimating the expected cash flow over its life and converting these cash flows to present value through discounting. The discounting process uses a rate of return which accounts for the time value of money and investment risk factors. For Cheyenne, future cash flows were projected over six years and discounted using a discount rate of approximately 20%. The Company believes the discount rate is appropriate given the level of risk of unsuccessful completion of the technology. Cheyenne products consist of network data storage, security, and communications software across numerous standalone, as well as heterogeneous computer environments. Between November 1996 and March 1999, the majority of the R&D costs to complete the projects have been incurred. The company has been benefiting from the acquired projects for approximately two years. The Company has reviewed its projections of revenue and estimated costs of completion and has compared these projections with results through March 31, 1999. To date, in the aggregate, the projects have not varied materially from original projections.

Year 2000

The Company has designed and tested substantially all of its recent product offerings to be Year 2000 compliant. These products have met rigorous compliance criteria and have undergone extensive review to detect any Year 2000 failures. The Company has publicly identified any products that will not be updated to be Year 2000 compliant and has been encouraging clients using these products to migrate to compliant versions/products. The Company continues to update and test its product offerings. In general, these Year 2000 compliance efforts have been part of the Company's ongoing software development process. As such, incremental costs are not deemed material and have been included in net research and development expenses. The Year 2000 readiness of the Company's customers varies, and the Company continues to actively encourage its customers to prepare their own systems making available a broad array of product service and educational offerings. These offerings are available on the CA Year 2000 Home Page at http://www.cai.com/2000. It is possible that the Company may experience increased expense levels addressing migration issues for such customers. There can be no assurances that the Company's compliant products do not contain undetected problems associated with Year 2000 compliance. Although the Company believes that its license agreements provide it with protection against liability, the Company cannot predict whether or to what extent any legal claims will be brought, or whether the Company will suffer any potential liability as a result of any such adverse consequences to its customers.

The Company recognizes the significance of the Year 2000 issue as it relates to its internal systems including IT and non-IT systems, and understands that the impact extends beyond traditional hardware and software to automated facility systems and third party suppliers. The Company has established a comprehensive four-step plan: (1) assessment; (2) remediation; (3) testing; and (4) implementation, with dedicated project managers to address Year 2000 issues. With regard to internal administrative and financial systems, the Company has completed most conversion and testing efforts, with extended system integration testing and contingency planning projects scheduled throughout 1999. For its facility-related systems (telephone, voicemail, security, and so on), the Company has conducted internal assessment audits and has sent questionnaires to vendors and service providers to confirm Year 2000 readiness. The Company expects substantial completion of Year 2000 readiness preparations by mid 1999 and to continue comprehensive testing throughout calendar 1999. As part of the contingency planning efforts, the Company has created alternative strategies, when necessary, if significant exposures were identified up to and including the Company's computer systems being rendered inoperable. The contingency plan addresses these issues including temporary relocation of employees, manual workarounds, and the use of Company-owned generators and cellular phones. The total cost of preparing internal systems to be Year 2000 compliant is not expected to be material to the Company's operations, liquidity, or capital resources. Total expenditures, excluding personnel costs of existing staff, related to internal systems Year 2000 readiness is expected to be less than $30 million, with the vast majority of it paid to date. Such expenses commenced in 1996 and are projected to continue throughout calendar year 1999. The Company believes that, although the risk of operational disruption from systems failures due to the Year 2000 is minimal, there can be no assurances that the Company will not experience significant unanticipated negative performance and/or flaws in the technology used in its internal systems or interruptions in electrical power or other third-party infrastructure services.

Demand for certain of the Company's products may be generated by customers who are replacing or upgrading computer systems to accommodate the Year 2000 date change. As a result, demand for some of the Company's products may diminish as the Year 2000 arrives, which could negatively impact the Company's revenue growth rate. Additionally, because the Company believes that some of its customers are allocating a substantial portion of their 1999 IT budgets to Year 2000 compliance, sales of certain of the Company's traditional product offerings may be adversely affected through the end of fiscal year 2000.

Foreign Currency Exchange

Continued uncertainty in world economies and currency markets caused an additional strengthening of the U.S. dollar during fiscal year 1999. Approximately 35% of the Company's total revenue in fiscal year 1999, 34% in fiscal year 1998, and 40% in fiscal year 1997, was derived from sales outside of North America. Western Europe is the Company's most important foreign market. The Company believes that its operations outside the U.S. are located in countries which are politically and economically stable, with the possible exception of financial volatility in certain Asian and Latin American markets. The net income effect of foreign currency exchange rate fluctuations versus the U.S. dollar on international revenue is largely offset to the extent expenses of the Company's international operations are incurred and paid for in the same currencies as those of its revenue. During fiscal year 1999, the net income effect of foreign exchange transaction losses was approximately $7 million. A foreign currency translation adjustment of $84 million was charged to Stockholders' Equity in fiscal year 1999. As part of its risk management strategy and consistent with prior years, the Company did not enter into any foreign exchange derivative transactions during fiscal year 1999.

Liquidity and Capital Resources

Cash, cash equivalents, and marketable securities at March 31, 1999 totaled $536 million, an increase of $226 million from the prior fiscal year. Cash generated from operations for the year ended March 31, 1999 was $1,267 million, including a $318 million withholding tax payment made in lieu of shares granted to certain executives under the 1995 Key Employee Stock Ownership Plan (the "1995 Plan"). Year-to-date cash generated from operations, excluding the withholding tax payment, totaled $1,585 million, an increase of 52% from the prior year. This increase is attributable to higher income before the one-time charge, net of tax benefit, recorded in the first quarter of fiscal year 1999 related to the 1995 Plan. In addition, the Company has paid less interest year-to-date as a result of the refinancing of its capital structure by repaying its bank revolver with proceeds from the April 24, 1998 issuance of $1.75 billion of registered unsecured Senior Notes. Interest on the notes is paid semiannually; interest under the revolver was generally paid monthly. The Company used the cash from operations primarily for acquisitions, treasury stock purchases, and debt reduction.

The Company has established a capital structure that enables it to achieve its strategic objectives by utilizing a number of different financial markets. On April 24, 1998, the Company issued $1.75 billion of unsecured Senior Notes. Amounts borrowed, rates and maturities for each issue were $575 million at 6 1/4% due April 15, 2003, $825 million at 6 3/8% due April 15, 2005, and $350 million at 6 1/2% due April 15, 2008. Proceeds were used to repay borrowings under the Company's revolving credit facilities and for general corporate purposes. The issuance of these notes allowed the Company to extend the maturity of its debt, commit to an attractive fixed rate of interest, and broaden the Company's sources of liquidity. Debt ratings for the Company's unsecured Senior Notes and its bank credit facilities are Baa1 and A- from Moody's Investor Services and Standard & Poor's, respectively. Standard and Poor's has indicated that as a result of the acquisition of Platinum, it intends to lower the Company's rating to BBB+. In addition, $320 million remains outstanding under the Company's 6.77% Senior Notes.

The Company has a $1.5 billion five-year and a $1.1 billion 364-day revolving credit line established in June 1997, of which $325 million was drawn at March 31, 1999. A wholly-owned subsidiary of the Company also maintains an 85 million pound-sterling denominated credit facility established to finance construction of its new European Headquarters. Approximately 49 million pound-sterling (approximately US$81 million) was outstanding under this facility at fiscal year ended March 31, 1999. These bank credit facilities are subject to interest primarily at the prevailing London InterBank Offered Rate ("LIBOR") subject to a fixed spread, which is dependent on the achievement of certain financial ratios. The Company is also required to maintain certain financial conditions. The Company also has approximately US$30 million available under unsecured and uncommitted multicurrency lines of credit established to meet any short-term working capital needs for subsidiaries operating outside the U.S. Peak borrowings under all debt facilities during fiscal year 1999 totaled approximately $2.5 billion with a weighted average interest rate of 6.4%.

The Company has secured $4.5 billion of committed bank financing to pay for acquisition costs related to the tender offer for the outstanding shares of Platinum. Refer to Note 12 for details concerning the offer to purchase. The new financing arrangements consist of a $1.5 billion 364-day revolving credit facility, a $1 billion four year revolving credit facility, and a $2 billion four year term loan. Interest charged will be LIBOR subject to a margin based on a bank credit facility ratings grid. The Company will be required to maintain certain financial ratios. A condition precedent to closing the $4.5 billion facilities will be the termination of the $1.5 and $1.1 billion revolving credit facilities.

In addition to the construction of the European Headquarters in the U.K. and expansion efforts at its U.S. Headquarters in Islandia, N.Y., capital resource requirements as of March 31, 1999 consisted of lease obligations for office space, computer equipment, mortgage or loan obligations, and amounts due as a result of product and company acquisitions. An additional $3.5 billion will be required to finance the acquisition of Platinum. It is expected that existing cash, cash equivalents, marketable securities, the availability of borrowings under credit lines, as well as cash provided from operations, will be sufficient to meet ongoing cash requirements. Refer to Notes 6 and 7 of Notes to Consolidated Financial Statements for details concerning commitments.

During fiscal year 1999, the Company purchased approximately 30 million common shares under its various open market Common Stock repurchase programs, bringing the cumulative total number of shares purchased to approximately 150 million shares. The remaining number of shares authorized for repurchase is approximately 50 million.

Item 7(a). Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio and issuance of debt. The Company has not used derivative financial instruments in its investment portfolio. The Company has a prescribed methodology whereby it invests its excess cash in debt instruments of government agencies and high quality corporate issuers (Standard & Poor's single "A" rating and higher). To further mitigate risk, the vast majority of the securities have a maturity date within one year. Holdings of any one issuer excluding the U.S. Government shall not exceed 10%, and the portfolio is reviewed on a periodic basis and adjusted in the event that the credit rating of a security held in the portfolio has deteriorated.

At March 31, 1999, the Company's outstanding debt approximated $2.5 billion with approximately $2.1 billion of fixed rate obligations. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on the current market rate. On an annual basis, each 25 basis point decrease in interest rates would increase the value of these instruments by approximately $5 million. Each 25 basis point increase or decrease in the level of interest rates would have approximately $1 million effect on variable rate debt interest based on the balances of such debt at March 31, 1999.

Foreign Currency Exchange Risk

The Company conducts business on a worldwide basis through subsidiaries in 42 countries. The Company is therefore exposed to movement in currency exchange rates. As part of its risk management strategy and consistent with prior years, the Company did not enter into any foreign exchange derivative transactions. In addition, the Company manages its level of exposure by denominating international sales and payment of related expense in the foreign subsidiaries local currency. A one percent decline in all foreign currencies against the U.S. dollar will have an approximate $6 million effect on the Company's net income.

Equity Price Risk

The Company has a minimal investment in the marketable equity securities of publicly-traded companies. These investments, as of March 31, 1999, were considered available-for-sale, with any unrealized gains or losses deferred as a component of stockholders' equity. It is not customary for the Company to make investments in equity securities as part of its investment strategy.

Item 8. Financial Statements and Supplementary Data

The Financial Statements of the Company are listed in the Index to Financial Statements filed as part of this Form 10-K and are incorporated herein by reference.

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


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Reference is made to the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year for information concerning directors, which information is incorporated herein by reference, and to Part I, page 7 of this Annual Report on Form 10-K for information concerning executive officers under the caption "Executive Officers of the Registrant."

Item 11. Executive Compensation

Reference is made to the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year for information concerning executive compensation, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Reference is made to the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year for information concerning security ownership of each person known by the Company to own beneficially more than 5% of the Company's outstanding shares of Common Stock, of each director of the Company and all executive officers and directors as a group, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Reference is made to the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year for information concerning certain relationships and related transactions, which information is incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits,  Financial  Statement  Schedules,  and  Reports  on Form 8-K
(a)(1)The Registrant's financial statements together with a separate table of contents are annexed hereto.
   (2)Financial Statement Schedules are listed in the separate table of contents annexed hereto.
   (3)Exhibits.


Regulation S-K
Exhibit Number
2.1  Agreement and Plan of Merger          Previously filed as Exhibit 99 (c)(1)
     dated as of March 29, 1999 among      to the Registrant's Tender Offer
     the Registrant, HardMetal, Inc. and   Statement on Schedule 14D-1 filed
     Platinum technology International,    April 2, 1999, and incorporated
     inc.                                  herein by reference.

3.1  Restated Certificate of               Previously  filed as an
     Incorporation.                        Exhibit to the Company's 10-Q for the
                                           fiscal  quarter  ended  December  31,
                                           1998  and   incorporated   herein  by
                                           reference.

3.2  By-Laws.                              Previously filed as an Exhibit to the
                                           Company's Form 10-Q for the fiscal
                                           quarter ended December 31, 1998 and
                                           incorporated herein by reference.

4.1  Indenture dated as of March 1, 1987   Previously filed as Exhibit 4.1 to
     between On-Line Software              On-Line Software International,
     International,Inc.and Manufacturers   Inc.'s Registration Statement
     Hanover Trust Company with respect    on Form S-2 (No. 33-12488)and
     to the 61/4% Convertible Subordinated incorporated herein by reference.
     Debentures due 2002 of the Company's
     wholly-owned subsidiary.



4.2  Supplemental  Indenture  dated as of  Previously  filed as Exhibit A to the
     September  25, 1991 between  On-Line  Company's  Annual Report on Form 10-K
     Software  International,  Inc.  and   for the  fiscal year ended  March 31,
     Manufacturers  Hanover Trust Company  1992 (File No.  0-10180)  and
     with respect to the 61/4% Convertible incorporated herein by reference.
     Subordinated Debentures due 2002
     of the Company's wholly-owned
     subsidiary.

4.3  Certificate of Designation of Series  Previously filed as Exhibit 3 to the
     One Junior Participating Preferred    Company's Current Report on Form
     Stock, Class A of the Company.        8-K dated June 18, 1991 and
                                           incorporated herein by reference.

4.4  Rights Agreement dated as of          Previously filed as Exhibit 4 to the
     June 18,1991 between the Company and  Company's Current Report on Form
     Manufacturers Hanover Trust Company.  8-K dated June 18, 1991 and incorporated herein by reference.

4.5  Amendment No. 1 dated May 17,         Previously  filed as  Exhibit C to
     1995 to Rights  Agreement dated as    the  Company's  Annual Report on
     of June 18,  1991.                    Form 10-K for the fiscal year ended
                                           March  31,   1995  and   incorporated
                                           herein by reference.


Regulation S-K
Exhibit Number
--------------

4.6  Indenture with respect to the         Previously filed as Exhibit4(f)to the
     Company's $1.75 billion Senior        Company's Annual Report on Form 10-K
     Notes, dated April 24,1998 between    for the fiscal year ended March 31,
     the Company and The Chase             1998 and  incorporated herein by
     Manhattan Bank, as Trustee.           reference.

10.1 1981 Incentive Stock Option Plan.     Previously filed as Exhibit 10.5 to
                                           the Company's  Registration Statement
                                           on Form  S-1  (Registration  2-74618)
                                           and incorporated herein by reference.

10.2 1987 Non-Statutory Stock Option Plan. Previously filed as Appendix C to the Company's definitive Proxy
                                           Statement dated July 1, 1987 and
                                           incorporated herein by reference.

10.3 Amendment No. 1 to the 1987 Non-      Previously filed as Exhibit C to the
     Statutory Stock Option Plan dated     Compan's Annual Report on Form
     October 20, 1993.                     10-K for the fiscal year ended March
                                           31, 1994 and incorporated herein by
                                           reference.

10.4 1991 Stock Incentive Plan, as         Previously filed as Exhibit 1 to the
     amended.                              Company's Form 10-Q for the fiscal
                                           quarter ended September 30, 1997
                                           and incorporated herein by reference.

10.5 1993 Stock Option Plan for Non-       Previously filed as Annex 1 to the
     Employee Directors.                   Company's definitive Proxy Statement
                                           dated July 7, 1993 and incorporated
                                           herein by reference.

10.6 Amendment No. 1 to the 1993 Stock     Previously filed as Exhibit E to the
     Option Plan for Non-Employee          Company's Annual Report on Form
     Directors dated October 20, 1993.     10-K for the fiscal year ended March
                                           31, 1994 and incorporated herein
                                           by reference.


10.7 1994 Annual Incentive Compensation    Previously filed as Exhibit A to the
     Plan, as amended.                     Company's definitive Proxy Statement
                                           dated July 7, 1995 and incorporated
                                           herein by reference.

10.8 1995 Key Employee Stock Ownership     Previously filed as Exhibit B to the
     Plan.                                 Company's definitive Proxy Statement
                                           dated July 7, 1995 and incorporated
                                           herein by  reference.


10.9 Amended and Restated $1.5 billion     Previously filed as Exhibit 1 to the
     Credit Agreement dated as of June     Company's Form 10-Q for the fiscal
     30, 1997 among the Company, various   quarter ended June 30, 1997 and
     banks and financial institutions,     incorporated herein by reference.
     and Credit Suisse, as agent.


10.10 Amended and Restated $1.1 billion    Previously filed as Exhibit 2 to
      Credit Agreement dated as of         the Company's Form 10-Q for the
      June 30, 1997 among the Company's    fiscal quarter ended June 30,1997
      various banks and financial          and incorporated herein by reference.
      institutions, and Credit Suisse,
      as agent.



10.11 1996 Deferred Stock Plan for         Previously filed as Exhibit D to the
      Non-Employee Directors.              Company's Annual Report on Form 10-K
                                           for the fiscal year ended March 31,
                                           1996 and incorporated herein by
                                           reference.

10.12 Amendment No. 1 to the 1996          Previously filed on Exhibit A
      Deferred Stock Plan for              to the Company's Proxy Statement
      Non-Employee Directors.              dated July 6, 1998 and incorporated
                                           herein by reference.

10.13 1998 Incentive Award Plan.           Previously filed on Exhibit B to the
                                           Company's Proxy Statement dated July
                                           6, 1998 and incorporated herein by
                                           reference.

21    Subsidiaries of the Registrant.      Filed herewith.

23    Consent of Ernst & Young LLP.        Filed herewith.

27    Financial Data Schedules.            Filed electronically only.


(b)      Reports on Form 8-K.
         None.
(c)      Exhibits: See Index to Exhibits.
(d)      Financial  Statement  Schedules:  The response to this portion of
         Item 14 is submitted as a separate  section of this  report.

For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990)under the Securities Act of 1933, as amended, the undersigned Registrant hereby undertakes as set forth in the following paragraph, which undertaking shall be incorporated by reference into Registrant's Registration Statements on Form S-8 Nos. 333-62055 (filed August 21, 1998), 333-19071 (filed
December 31, 1996), 33-64377 (filed November 17, 1995), 33-53915
(filed May 31, 1994), 33-53572 (filed October 22, 1992), 33-34607
(filed April 27, 1990), 33-18322 (filed December 4, 1987), 33-20797
(filed December 19, 1988), 2-92355 (filed July 23, 1984), 2-87495
(filed October 28, 1983), and 2-79751 (filed October 6, 1982).

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers, and controlling persons of the Registrant pursuant to the foregoing provisions, or otherwise, the Registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Registrant of expenses incurred or paid by a director, officer or controlling person of the Registrant in the successful defense of any action, suit, or proceeding) is asserted by such director, officer, or controlling person in connection with the securities being registered, the Registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act, and will be governed by the final adjudication of such issue.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        COMPUTER ASSOCIATES INTERNATIONAL, INC.

                                        By /s/ CHARLES B. WANG
                                          ----------------------------------
                                           Charles B. Wang
                                           Chairman
                                           Chief Executive Officer

                                        By       /s/ IRA H. ZAR
                                          ----------------------------------
                                           Ira H. Zar
                                           Senior Vice President
                                           Principal Financial and
                                           Accounting Officer
Dated: May 26, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

                     Name                                Title
                     ----                                -----

         /s/ CHARLES B. WANG                  Chairman, Chief Executive
         -----------------------                 Officer, and Director
             Charles B. Wang

         /s/ SANJAY KUMAR                              Director
         -----------------------
             Sanjay Kumar

         /s/ RUSSELL M. ARTZT                          Director
         -----------------------
             Russell M. Artzt

         /s/ WILLEM F.P. de VOGEL                      Director
         ------------------------
            Willem F.P. de Vogel

         /s/ IRVING GOLDSTEIN                          Director
         ------------------------
            Irving Goldstein

         /s/ RICHARD A. GRASSO
         ------------------------                      Director
            Richard A. Grasso

         /s/ SHIRLEY STRUM KENNY
         ------------------------                      Director
            Shirley Strum Kenny

         /s/ ROEL PIEPER                               Director
         ------------------------
            Roel Pieper

Dated: May 26, 1999

            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                               ISLANDIA, NEW YORK

                           ANNUAL REPORT ON FORM 10-K
                  ITEM 8, ITEM 14(a)(1) AND (2) AND ITEM 14(d)

                        LIST OF FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES

                            FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES


                           YEAR ENDED MARCH 31, 1999


                                                                           Page
The following consolidated financial statements of Computer Associates International, Inc. and subsidiaries are included in Item 8:

Report of Independent Auditors                                              21
Consolidated Balance Sheets--March 31, 1999 and 1998                        22
Consolidated Statements of Operations--Years Ended March 31, 1999,
 1998, and 1997                                                             24
Consolidated Statements of Stockholders' Equity--Years Ended
 March 31,1999, 1998, and 1997                                              25
Consolidated Statements of Cash Flows--Years Ended March 31, 1999,
 1998, and 1997                                                             26
Notes to Consolidated Financial Statements                                  27

The following consolidated financial statement schedule of Computer Associates International,Inc.and subsidiaries is included in Item 14(d):

Schedule II--Valuation and Qualifying Accounts                              38

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Computer Associates International, Inc.

We have audited the accompanying consolidated balance sheets of Computer Associates International, Inc. and subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1999. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Computer Associates International, Inc. and subsidiaries at March 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                              ERNST & YOUNG LLP

New York, New York
May 26, 1999

            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets


                                                                   March 31,
ASSETS                                                       1999           1998
                                                             ----           ----
                                                            (Dollars in millions)
CURRENT ASSETS
Cash and cash equivalents                                 $     399     $   251
Marketable securities                                           137          59
Trade and installment accounts receivable, net                2,021       1,859
Other current assets                                             74          86
                                                              -----       -----
                                     TOTAL CURRENT ASSETS     2,631       2,255

INSTALLMENT ACCOUNTS RECEIVABLE, net, due after one year      2,844       2,490

PROPERTY AND EQUIPMENT
Land and buildings                                              468         357
Equipment, furniture, and improvements                          571         501
                                                              -----       -----
                                                              1,039         858
Allowance for depreciation and amortization                     441         399
                                                              -----       -----
                              TOTAL PROPERTY AND EQUIPMENT      598         459



PURCHASED SOFTWARE PRODUCTS, net of accumulated
amortization of $1,476 and $1,305                               221         289



EXCESS OF COST OVER NET ASSETS ACQUIRED, net of
accumulated amortization of $281 and $205                     1,623       1,099



OTHER ASSETS                                                    153         114
                                                              -----       -----
                                           TOTAL ASSETS   $   8,070     $ 6,706
                                                              =====       =====

See Notes to Consolidated Financial Statements.


            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets


                                                                 March 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                         1999         1998
                                                             ----         ----
                                                            (Dollars in millions)
CURRENT LIABILITIES
Loans payable and current portion of long-term debt         $   492     $   571
Accounts payable                                                153         153
Salaries, wages, and commissions                                193         157
Accrued expenses and other liabilities                          338         297
Taxes, other than income taxes                                   95          76
Federal, state, and foreign income taxes payable                312         345
Deferred income taxes                                           280         277
                                                               ----        ----
                       TOTAL CURRENT LIABILITIES              1,863       1,876

LONG-TERM DEBT, net of current portion                        2,032       1,027

DEFERRED INCOME TAXES                                         1,034         952

DEFERRED MAINTENANCE REVENUE                                    412         370



STOCKHOLDERS' EQUITY
Common Stock, $.10 par value, 1,100,000,000 shares authorized,
630,920,576 shares issued*                                       63          63
Additional paid-in capital                                    1,141         523
Retained earnings                                             3,468       2,886
Accumulated other comprehensive loss                           (180)       (104)
Treasury stock, at cost--95,217,954 shares for 1999 and
84,869,026 shares for 1998*                                  (1,763)       (887)
                                                               ----        ----
                      TOTAL STOCKHOLDERS' EQUITY              2,729       2,481
                                                               ----        ----
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $   8,070    $  6,706
                                                              =====       =====

*Share amounts adjusted for a three-for-two stock split effective November 5, 1997.

See Notes to Consolidated Financial Statements.


            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations




                                                    Year Ended March 31,
                                                     1999     1998     1997
                                                     ----     ----     ----
                               (Dollars in millions, except per share amounts)
Product revenue and other related income            $4,511   $3,986   $3,300
Maintenance fees                                       742      733      740
                                                     -----    -----    -----
         TOTAL REVENUE                               5,253    4,719    4,040

Costs and Expenses:
Selling, marketing, and administrative               2,038    1,751    1,465
Product development and enhancements                   423      369      318
Commissions and royalties                              263      233      201
Depreciation and amortization                          325      349      424
Interest expense, net                                  123      143      102
Purchased research and development                      -        -       598
1995 Stock Plan charge                               1,071       -        -
                                                     -----    -----    -----
         TOTAL COSTS AND EXPENSES                    4,243    2,845    3,108

Income before income taxes                           1,010    1,874      932
Income taxes                                           384      705      566
                                                     -----    -----    -----
         NET INCOME                                 $  626   $1,169   $  366
                                                     =====    =====    =====

BASIC EARNINGS PER SHARE                            $ 1.15   $ 2.14   $  .67
                                                     =====    =====    =====
Basic weighted-average shares
  used in computation*                                 545      546      546

DILUTED EARNINGS PER SHARE                          $ 1.11   $ 2.06   $  .64
                                                     =====    =====    =====
Diluted weighted-average shares
  used in computation*                                 562      566      569

*Share amounts adjusted for the three-for-two stock splits effective June 19, 1996 and November 5, 1997.

See Notes to Consolidated Financial Statements.

            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity

                                                                     Accumulated
                                             Additional                 Other                    Total
                                   Common     Paid-In     Retained  Comprehensive  Treasury   Stockholders'
                                  Stock(1)   Capital(1)   Earnings  Income (Loss)    Stock       Equity
                                  -------    ---------    --------  -------------   -------    ----------
                                                             (Dollars in millions)
Balance at March 31, 1996            $63        $482       $1,426         $41       $(530)       $1,482
Net income                                                    366                                   366
Dividends declared
  ($.065 per share)(1)                                        (35)                                  (35)
Exercise of Common Stock
  options and other                                2                       7          57             66
401(k) discretionary contribution                 13                                   3             16
Translation adjustment
  in 1997                                                                (74)                       (74)
Net change attributable to
  unrealized loss on
  marketable  securities                                                  (1)                        (1)
Purchases of treasury
  stock                                                                             (317)          (317)
                                   -----       -----        -----       -----       -----         -----
Balance at March 31, 1997             63         497        1,757        (27)       (787)         1,503
Net income                                                  1,169                                 1,169
Dividends declared
  ($.073 per share)(1)                                        (40)                                  (40)
Exercise of Common Stock
  options and other                               18                       7          59             84
401(k) discretionary contribution                  8                                   4             12
Translation adjustment
  in 1998                                                                (84)                       (84)
Purchases of treasury
  stock                                                                             (163)          (163)
                                   -----       -----        -----       -----       -----         -----
Balance at March 31, 1998             63         523        2,886       (104)       (887)         2,481
Net income                                                    626                                   626
Dividends declared
  ($.080 per share)                                           (44)                                  (44)
Exercise of Common Stock
  options and other                              604                       8         211            823
401(k) discretionary contribution                 14                                   3             17
Translation adjustment
  in 1999                                                                (84)                       (84)
Purchases of treasury
  stock                                                                           (1,090)        (1,090)
                                   -----       -----        -----       -----       -----         -----
Balance at March 31, 1999            $63      $1,141       $3,468      $(180)   $ (1,763)        $2,729

(1)Amounts adjusted for the three-for-two stock splits effective June 19, 1996 and November 5, 1997.

See Notes to Consolidated Financial Statements.


            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows


                                                           Year Ended March 31,
                                                         1999     1998     1997
                                                         ----     ----     ----
                                                          (Dollars in millions)

OPERATING ACTIVITIES:
  Net income                                                $ 626 $ 1,169  $ 366
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                              325     349    424
   Provision for deferred income taxes                        107     141    221
   Charge for purchased research and development               -       -     598
   Compensation expense related to stock and pension plans    778      21     22
   Increase in noncurrent
    installment accounts receivable,net                      (422)   (377)  (575)
   Increase (decrease) in deferred maintenance revenue         43      41    (23)
   Foreign currency transaction loss--before taxes             11      15     11
   Gain on sale of property and equipment                     (14)     -      -
   Changes in other operating assets and liabilities,
    net of effects of acquisitions:
      Increase in trade and installment receivables          (169)   (409)  (341)
      Other changes in operating assets and liabilities       (18)     90     87
                                                            -----   -----  -----
      NET CASH PROVIDED BY OPERATING ACTIVITIES             1,267   1,040    790

INVESTING ACTIVITIES:
 Acquisitions, primarily purchased software,
  marketing rights, and intangibles                          (667)   (61) (1,191)
  Purchases of property and equipment                        (222)   (84)    (53)
  Proceeds from sale of property and equipment                 38     -       -
  Purchases of marketable securities                       (2,703)   (42)    (51)
  Sales of marketable securities                            2,639     39      99
  Increase in capitalized development costs and other         (29)   (23)    (18)
                                                            -----   -----  -----
    NET CASH USED IN INVESTING ACTIVITIES                    (944)  (171) (1,214)

FINANCING ACTIVITIES:
  Dividends                                                   (44)   (40)    (35)
  Purchases of treasury stock                              (1,090)  (163)   (317)
  Proceeds from borrowings                                  2,141     23   1,480
  Repayments of borrowings                                 (1,216)  (630)   (710)
  Exercise of common stock options and other                   38     62      53
                                                            -----   -----  -----
   NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES       (171)  (748)    471

  INCREASE IN CASH AND CASH  EQUIVALENTS
  BEFORE EFFECT OF EXCHANGE
  RATE CHANGES ON CASH                                        152    121      47

  Effect of exchange rate changes on cash                      (4)   (13)     (1)
                                                            -----   -----  -----
  INCREASE IN CASH AND
  CASH EQUIVALENTS                                            148     108     46

  CASH AND CASH EQUIVALENTS--BEGINNING OF  YEAR               251     143     97
                                                            -----   -----  -----
  CASH  AND  CASH  EQUIVALENTS--END  OF  YEAR               $ 399   $ 251  $ 143
                                                            =====   =====  =====

See  Notes  to Consolidated  Financial  Statements.


            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Note 1 -- Significant Accounting Policies

Description of Business: Computer Associates International, Inc. and subsidiaries (the "Company") designs, develops, markets, licenses, and supports
a  wide  range  of  integrated  computer  software   solutions.

Principles of Consolidation: Significant intercompany items and transactions have been eliminated in consolidation. The Company has various investments which it accounts for under the equity method of accounting. These investments are not significant either individually or when considered collectively. The Company's share of investment income or loss is included in selling, marketing, and administrative expenses.

Basis of Revenue Recognition: Product license fee revenue is recognized after acceptance by the client, delivery of the product, and when the collection of the resulting receivables is reasonably assured. Maintenance revenue, whether bundled with product license or priced separately, is recognized ratably over the maintenance period. Maintenance agreements with clients are typically one year in duration unless sold with the initial license in which case, the maintenance term generally coincides with the license term. The Company experiences maintenance renewal rates in excess of 85%. Accounts receivable resulting from product sales with extended payment terms are discounted to present value. The amounts of the discount credited to revenue for the years ended March 31, 1999, 1998, and 1997 were $408 million, $356 million, and $271 million, respectively.

Marketable Securities: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

The  Company has  evaluated  its  investment  policies
consistent with Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FASB 115"), and determined that all of its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders' Equity under the caption Other Comprehensive Income (Loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

Property and Equipment: Land, buildings, equipment, furniture, and improvements are stated at cost. Depreciation and amortization are provided over the estimated useful lives of the assets by the straight-line method. Building and improvements are generally estimated to have 30-40 year lives and the remaining property and equipment are estimated to have 5-7 year lives.

Intangibles: Excess of cost over net assets acquired is being amortized by the straight-line method over the expected period of benefit, between 10 and 20 years. Costs of purchased software, acquired rights to market software products, and software development costs (costs incurred after development of a working model or a detailed program design) are capitalized and amortized by the straight-line method over five years or based on the product's useful economic life, commencing with product release. Unamortized capitalized development costs included in other assets at March 31, 1999 and 1998 were $72 million and $62 million, respectively. Amortization of capitalized development costs was $18 million, $15 million, and $17 million for the fiscal years ended March 31, 1999, 1998, and 1997, respectively.

Net Income per Share: Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities, such as stock options.

            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 1 -- Significant Accounting Policies (Continued)

                                                         Year Ended March 31,
                                                       1999     1998     1997
                                                       ----     ----     ----
                                (Dollars in millions, except per share amounts)
Net income                                            $ 626   $ 1,169   $   366
Diluted Earnings Per Share*
Weighted-average shares outstanding and
    common share equivalents                            562       566       569
                                                       ----      ----      ----
Diluted Earnings Per Share                            $1.11   $  2.06   $   .64
Diluted Share Computation:
    Weighted-average common shares outstanding          545       546       546
    Weighted-average stock options outstanding-net       17        20        23
                                                       ----      ----      ----
Weighted-average shares outstanding and
    common share equivalents                            562       566       569
                                                       ====      ====      ====

*Share and per share amounts adjusted to reflect the three-for-two stock splits effective June 19, 1996 and November 5, 1997.

Statement of Cash Flows: Interest payments for the years ended March 31, 1999, 1998, and 1997 were $107 million, $157 million, and $89 million, respectively. Income taxes paid for these fiscal years were $280 million, $470 million, and $300 million, respectively.

Translation of Foreign Currencies: In translating financial statements of foreign subsidiaries, all assets and liabilities are translated using the exchange rate in effect at the balance sheet date. All revenue, costs and expenses are translated using an average exchange rate. Net income includes exchange losses of approximately $7 million in 1999, $9 million in 1998, and $7 million in 1997.

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

New  Accounting Pronouncements

Software Revenue Recognition: In October 1997, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") 97-2 "Software Revenue Recognition," as amended in 1998 by SOP 98-4 and further amended more recently by SOP 98-9, which is effective for transactions entered into in fiscal years beginning after March 15, 1999. These SOPs provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions, requiring deferral of part or all of the revenue related to a specific contract depending on the existence of vendor specific objective evidence and the ability to allocate the total contract value to all elements within the contract. Effective for the quarter ending June 30, 1999 the Company will implement the guidelines of these SOPs. Based on the current interpretation, the Company does not believe there will be a material impact on its overall maintenance deferral; however, as additional implementation guidelines become available, there may be unanticipated changes in the Company's revenue recognition practices including, but not limited to, changes in the period over which revenue is recognized up to and including recognition of revenue over the contract term. The future implementation guidelines and interpretations may also require the Company to further change its business practices in order to continue to recognize a substantial portion of its software revenue when the product is delivered. These changes may extend sales cycles, increase administrative costs, or otherwise adversely effect existing operations and results of operations.

            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


  Note 1 -- Significant Accounting Policies (Continued)

Segment  Disclosure:   During  fiscal  year 1999,  the  Company  adopted
Financial Accounting Standards ("FAS") No.131, "Disclosures about Segments and Related Information" which establishes standards for reporting operating segments and disclosures about products and services, geographic areas and major customers. The Company operates as a single segment providing integrated computer software solutions. See Note 4 for Geographic Area Information. The Company has no individual customers that are significant enough to be deemed a segment.

Comprehensive Income: During fiscal year 1999, the Company adopted FAS No.130, "Reporting Comprehensive Income." FAS No.130 establishes new rules for reporting and displaying comprehensive income and its components; however, the adoption has no impact on the Company's net income or stockholders' equity. "Comprehensive Income" includes foreign currency translation adjustments and unrealized gains or losses on the Company's available-for-sale securities which
prior to adoption were  reported   separately  in   stockholders'   equity.
The   components  of comprehensive income, net of applicable tax, for the years ended March 31, 1999, 1998, and 1997, are as follows:


                                                       Year Ended March 31,
                                                   1999      1998         1997
                                                   ----      ----         ----
                                                      (Dollars in millions)
Net Income                                         $626     $1,169         $366
Foreign Currency Translation Losses                 (84)       (84)         (74)
Unrealized Gain (Loss) on Equity Securities(1)        8         --           (1)
                                                   ----      -----         ----
Total Comprehensive Income                         $550     $1,085         $291

(1) Net of a $5 million and $(1) million tax effect in 1999 and 1997, respectively.


Note 2 -- Acquisitions

On March 9, 1999, the Company acquired more than 98% of the issued and outstanding shares of common stock of Computer Management Sciences, Inc. ("CMSI"), and on March 19, 1999, merged into CMSI one of its wholly-owned subsidiaries. The aggregate purchase price of approximately $400 million was funded from drawings under the Company's $2.6 billion credit agreements and cash from operations. CMSI was engaged in providing custom developed information technology solutions to a Fortune 1000 client base. The acquisition was accounted for as a purchase.

During fiscal year 1999, the Company acquired a number of other consulting businesses and product technologies in addition to the one described above which,either individually or collectively, are not material. The acquisitions were all accounted for as purchases. The excess of cost over net assets acquired is amortized on a straight-line basis over the expected period to be benefitted. The consolidated statements of operations reflect the results of operations of the companies since the effective dates of the purchase.

On November 11, 1996, the Company acquired 98% of the issued and outstanding shares of common stock of Cheyenne Software, Inc. ("Cheyenne"), and on December 2, 1996 merged into Cheyenne one of its wholly owned subsidiaries. The aggregate purchase price of approximately $1.2 billion was funded from drawings under the Company's $2 billion credit agreements in effect at the time. Cheyenne was engaged in the design, development, marketing, and support of storage, management, security, and communications software for desktops and distributed enterprise networks. The acquisition was accounted for as a purchase. The results of Cheyenne's operations have been combined with those of the Company since the date of acquisition.

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

           COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 2 -- Acquisitions (Continued)

The following table reflects pro forma combined results of operations of the Company and Cheyenne on the basis that the acquisition had taken place at the beginning of fiscal year 1997 and excludes the after-tax charge of $598 million related to the Cheyenne acquisition. The pro forma effect of all subsequent acquisitions is not material to the Company's results of operations.

                                                 Year Ended March 31,
                                         1999(1)       1998(1)          1997
                                         ----          ----             ----
                                (Dollars in millions, except per share amounts)
Revenue                                 $5,253         $4,719          $4,175
Net income                                 626          1,169             920
Basic earnings per share                $ 1.15         $ 2.14          $ 1.68
Shares used in computation*                545            546             546
Diluted earnings per share              $ 1.11         $ 2.06          $ 1.62
Shares used in computation*                562            566             569

(1) There were no significant acquisitions in fiscal years 1999 and 1998. Fiscal years 1999 and 1998 results include full-year operations of the Company and Cheyenne, and are presented for comparison purposes only.

*Adjusted for the three-for-two stock splits effective June 19, 1996 and November 5, 1997.


In management's opinion, the pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of fiscal year 1997, or of future operations of the combined companies under the ownership and operation of the Company.

Note3--Investments

The following is a summary of marketable securities classified as "available-for-sale" securities as required by FASB 115:

                                               Year Ended March 31,
                                       1999            1998               1997
                                       ----            ----               ----
Debt/Equity Securities:                       (Dollars in millions)
Cost                                   $124             $59                $56
Gross Unrealized Gains                   13               -                  -
                                       ----            ----               ----
Estimated Fair Value                   $137             $59                $56


Gross and net realized gains on sales of available-for-sale securities totaled $1 million, $3 million, and $1 million for the years ended March 31, 1999, 1998, and 1997, respectively.

The amortized cost and estimated fair value based on published closing prices of securities at March 31, 1999, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                               March 31, 1999
                                                      Estimated
                                                         Fair
                                              Cost       Value
                                             ------    --------
Available-for-Sale:                        (Dollars in millions)
Due in one year or less                      $  72    $  85
Due one through three years                     30       30
Due in three through five years                 12       12
Due after five years                            10       10
                                             -----    -----
                                             $ 124    $ 137
                                             =====    =====


           COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued



Note 4 -- Geographic Area Information and Foreign Operations


                               United States Europe (a) Other (a)  Eliminations  Total
                               ------------- ---------  --------   ------------  -----
                                               (Dollars in millions)
March 31, 1999:
 Revenue:
  To unaffiliated customers      $3,262      $1,272        $719          -      $5,253
  Between geographic areas (b)      451          -           -        $(451)        -
                                  -----       -----       -----       -----      -----
                 Total Revenue    3,713       1,272         719        (451)     5,253

 Net income                         450         102          74          -         626
 Identifiable assets              6,835       1,112         610        (487)     8,070
 Total liabilities                4,474         909         445        (487)     5,341

March 31, 1998:
 Revenue:
  To unaffiliated customers      $2,994      $1,104        $621           -     $4,719
  Between geographic areas (b)      373          -           -        $(373)        -
                                  -----       -----       -----       -----      -----
                 Total Revenue    3,367       1,104         621        (373)     4,719

 Net income                         990          82          97          -       1,169
 Identifiable assets              5,326       1,375         499        (494)     6,706
 Total liabilities                3,373         986         360        (494)     4,225

March 31, 1997:
 Revenue:
  To unaffiliated customers      $2,315      $1,226        $499           -     $4,040
  Between geographic areas (b)      335          -           -         $(335)       -
                                  -----       -----       -----       -----      -----
                 Total Revenue    2,650       1,226         499         (335)    4,040

Net income                          101         170          95           -        366
Identifiable assets               4,584       1,594         420         (514)    6,084
Total liabilities                 3,791       1,040         264         (514)    4,581


(a) The Company operates wholly owned subsidiaries in Canada and 42 foreign countries located in the Middle East, Africa, Europe (22), South America (6) and the Pacific Rim (12).

(b) Represents royalties from foreign subsidiaries generally determined as a percentage of certain amounts invoiced to customers.

For the years ended March 31, 1999, 1998, and 1997, $4 million, $14 million, and $36 million, respectively, of export sales to unaffiliated customers are included in United States revenue.


         COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 5 -- Trade and  Installment  Accounts Receivable

Trade and installment accounts receivable consist of the following:


                                                                 March 31,
                                                          1999             1998
                                                          ----             ----
                                                           (Dollars in millions)
Current receivables                                      $3,153          $2,655
Less: Allowance for uncollectible amounts                  (204)           (210)
      Unamortized discounts                                (463)           (240)
      Deferred maintenance fees                            (465)           (346)
                                                         -------         -------
                                                         $2,021          $1,859
                                                         =======         =======

Non-current receivables                                  $4,565          $3,719
Less: Allowance for uncollectible amounts                   (60)            (36)
      Unamortized discounts                                (735)           (457)
      Deferred maintenance fees                            (926)           (736)
                                                         -------         -------
                                                         $2,844          $2,490
                                                         =======         =======


Installment accounts receivable represent amounts collectible on long-term financing arrangements and include fees for product licenses, upgrades, and maintenance, sometimes also bundled with professional services contracts. Installment receivables are generally financed over three to five years and are recorded net of unamortized discounts, deferred maintenance fees and allowances for uncollectible amounts.

The provisions for  uncollectible  amounts for the years ended March 31, 1999,
1998, and 1997 were $75 million, $71 million, and $110  million,   respectively,
and  are  included  in  selling,  marketing  and administrative  expenses.

Note 6 - Debt

At March 31, 1999, the Company had $325 million in short-term debt outstanding under its $1.5 billion five-year and $1.1 billion 364-day credit facilities. The outstanding amount under these facilities at March 31, 1998 was $1.21 billion. The credit facilities provide for interest at the prevailing London Interbank Rate ("LIBOR") plus a margin and require the Company to maintain certain financial ratios. Interest margins and commitment fees are based upon the Company's achievement of certain financial ratios. The effective pre-tax interest rate at March 31, 1999 was approximately 5.2%.

On February 23, 1999, Quick Access Inc., (a wholly owned subsidiary of the Company)renewed its 85 million pounds sterling 364-day revolving credit facility. This facility is being used to finance the construction of a European Headquarters in the United Kingdom. The facility requires the Company to maintain certain financial conditions, and borrowing costs and fees are based upon achievement of certain financial ratios. The credit facility's interest is calculated at the prevailing LIBOR rate for pound-sterling plus a margin. At March 31, 1999 and 1998, 49 million pounds sterling (approximately US$81 million) and 14 million pounds sterling (approximately US$23 million) was outstanding under this credit facility with an interest rate of 6.1% and 7.8%, respectively.

On April 24,  1998,  the Company  issued  $1.75  billion of  unsecured
Senior Notes in a transaction governed by Rule 144A under the Securities Act of 1933. The Company has registered the Notes with the Securities and Exchange Commission. $575 million of the Notes are due 2003, $825 million of the Notes are due 2005, and $350 million of the Notes are due 2008. The 2003 Notes pay interest at 6-1/4%, the 2005 Notes pay interest at 6-3/8%, and the 2008 Notes pay interest at 6-1/2%. All interest is paid semiannually. This Senior
Note issuance enabled the Company to extend the maturity of its debt, commit to an attractive fixed rate of interest, and broaden the Company's sources of liquidity. Proceeds were used to pay down bank debt, treasury stock purchases, acquisitions, and for general corporate purposes.

At March 31, 1999 and 1998, the Company had $320 million of unsecured Senior Notes outstanding at a fixed rate of interest of 6.77%. The final maturity of this debt (less required amortization) is due in the year 2003.

Unsecured and uncommitted multicurrency credit facilities of $30 million are also available to meet any short-term working capital requirements and can be drawn upon, up to a predefined limit, by most subsidiaries. Under these multicurrency facilities, approximately $3 million was drawn at both March 31, 1999 and 1998.

        COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 6 -- Debt (Continued)

At March 31, 1999 and 1998 the Company had various other fixed rate debt obligations outstanding carrying annual interest rates ranging from 6% to 7-1/2% totaling approximately $52 million and $42 million, respectively.

The Company conducts an ongoing review of its capital structure and debt obligations as part of its risk management strategy. To date, the Company has not entered into any form of derivative transactions related to its debt instruments. The fair market value of long-term debt approximates its carrying value.

The maturities of long-term debt outstanding for the next five fiscal years are as follows: 2000-$492 million, 2001-$85 million, 2002-$80 million, 2003-$65 million,  and 2004-$639  million.

Interest expense for the years ended March 31, 1999, 1998, and 1997, was $154 million, $147 million and $104 million,respectively.

Note 7 -- Commitments and Contingencies

The Company leases real estate and certain data processing and other equipment with lease terms expiring through 2021. The leases are operating leases and generally provide for renewal options and additional rental based on escalation in operating expenses and real estate taxes. The Company has no material capital leases. The Company is currently constructing a facility in the United Kingdom with an estimated total cost of $142 million of which $81 million has already been paid as of March 31,1999.

Rental expense under operating leases for the years ended March 31, 1999, 1998, and 1997 was $135 million, $140 million, and $132 million, respectively. Future minimum lease payments are: 2000--$77 million; 2001--$55 million; 2002--$45 million; 2003--$33 million; 2004--$37 million; and thereafter--$79 million.

Financial   instruments  that  potentially  subject  the  Company  to
concentration of credit risk consist primarily of marketable securities and accounts receivable. The Company's marketable securities consist primarily of high quality securities with limited exposure to any single instrument. The Company's accounts receivable balances have limited exposure to concentration of credit risk due to the diverse client base and geographic areas covered by operations.

The Company and certain of its officers are defendants in a number of shareholder class action lawsuits alleging that a class consisting of all persons who purchased the Company's stock during the period January 20, 1998 until July 22, 1998 were harmed by misleading statements, representations, and omissions regarding the Company's future financial performance. These cases have been consolidated into a single action (the "Shareholder Action") in the United States District Court for the Eastern District of New York ("NY Federal Court"). The defendants moved to dismiss the Shareholder Action. In addition, three derivative actions alleging similar facts were brought in the NY Federal Court. An additional derivative action, alleging that the Company issued 14.25 million more shares than were authorized under the 1995 Key Employee Stock Ownership Plan (the "1995 Plan"), was also filed in the NY Federal Court. In all but one of these derivative actions, all of the Company's directors at that time were named as defendants. These derivative actions have been consolidated into a single action (the "Derivative Action") in the NY Federal Court. The Derivative Action has been stayed. Lastly, a derivative action was filed in the Chancery Court in Delaware (the "Delaware Action") alleging that 9.5 million more shares were issued than were authorized under the 1995 Plan. The Company and its directors, who are parties to the Delaware Action, have filed a motion to dismiss the Delaware Action, and the plaintiff has moved for summary judgment. Although the ultimate outcome and liability, if any, cannot be determined, management, after consultation and review with counsel, believes that the facts in each of the actions do not support the plaintiffs' claims and that the Company and its officers and directors have meritorious defenses.

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

       COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 8 --  Income  Taxes

The amounts of income before income taxes attributable to domestic and foreign operations are as follows:

                                                  Year Ended March 31,
                                               1999      1998     1997
                                               ----      ----     ----
                                                 (Dollars in millions)
Domestic                                       $  748    $1,611   $ 520
Foreign                                           262       263     412
                                               ------    ------   -----
                                               $1,010    $1,874   $ 932
                                               ======    ======   =====

The provision for income taxes consists of the following:

                                                 Year Ended March 31,
                                              1999      1998     1997
                                              ----      ----     ----
                                                 (Dollars in millions)
Current:
 Federal                                        $171     $446     $256
 State                                            17       44       38
 Foreign                                          89       74       51
                                               -----    -----    -----
                                                 277      564      345
                                               -----    -----    -----
Deferred:
 Federal                                         106      119      106
 State                                             4       12       19
 Foreign                                          (3)      10       96
                                               -----    -----    -----
                                                 107      141      221
                                               -----    -----    -----
Total:
 Federal                                         277      565      362
 State                                            21       56       57
 Foreign                                          86       84      147
                                               -----    -----    -----
                                                $384     $705     $566
                                               =====    =====    =====


Under Financial Accounting Standards Board Statement No. 109, deferred income taxes have been provided for the differences between financial statement and tax basis of assets and liabilities. The cumulative impact of temporary differences, primarily due to the modified accrual basis (approximately $1.3 billion in 1999 and $1.2 billion in 1998) is shown on the Consolidated Balance Sheets under the captions "Deferred Income Taxes."

The provision for income taxes (benefit) is reconciled to the tax provision computed at the federal statutory rate as follows:


                                                     Year Ended March 31,
                                                    1999     1998     1997
                                                    ----     ----     ----
                                                    (Dollars in millions)
Statutory rate                                      $353     $656     $326
State taxes, net of federal tax effect                14       36       37
Purchased research and development                    --       --      209
Other, net                                            17       13       (6)
                                                    ----     ----      ----
                                                    $384     $705      $566
                                                    ====     ====      ====


Note 9 -- Stock Plans

The Company has a 1981 Incentive Stock Option Plan (the "1981 Plan") pursuant to which options to purchase up to 27 million shares of Common Stock of the Company were available for grant to employees (including officers of the Company). The 1981 Plan expired on October 23, 1991. Therefore, from and after that date no new options can be granted under the 1981 Plan. Pursuant to the 1981 Plan, the exercise price could not be less than the Fair Market Value ("FMV") of each share at the date of grant. Options granted thereunder may be exercised in annual increments commencing one year after the date of grant and become fully exercisable after the expiration of five years. All options expire ten years from date of grant unless otherwise terminated. All of the 500,000 options which
are  outstanding  under  the   1981 Plan were exercisable at March 31, 1999 at
$2.22-$3.67  per share.

       COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 9 -- Stock  Plans  (Continued)

The Company has a 1987 Non-Statutory Stock Option Plan (the "1987 Plan") pursuant to which options to purchase up to 17 million shares of Common Stock of the Company may be granted to select officers and key employees of the Company. Pursuant to the 1987 Plan, the exercise price shall not be less than the FMV of each share at the date of the grant. The option period shall not exceed 12 years. Each option may be exercised only in accordance with a vesting schedule established by the Stock Option and Compensation Committee. As of March 31, 1999, 30,375 shares of the Company's Common Stock were available for future grants. All of the 7.1 million options which are outstanding under the 1987 Plan were exercisable as of that date. These options are exercisable at $2.22-$4.26 per share.

The Company's 1991 Stock Incentive Plan (the "1991 Plan") provides that stock appreciation rights and/or options, both qualified and non-statutory, to purchase up to 67.5 million shares of Common Stock of the Company may begranted to employees (including officers of the Company) under conditions similar to the 1981 Plan. As of March 31, 1999, no stock appreciation rights have been granted under this plan and 50.1 million options have been granted. At March 31, 1999,
11.6 million of the 33.3 million options which are outstanding under the 1991 Plan were exercisable. These options are exercisable at $4.26-$47.25 per share.

The 1993 Stock Option Plan for Non-Employee Directors (the "1993 Plan") provides for non-statutory options to purchase up to a total of 337,500 shares of Common Stock of the Company to be available for grant to each member of the Board of Directors who is not otherwise an employee of the Company. Pursuant to the 1993 Plan, the exercise price shall be the FMV of the shares covered by the option at the date of grant. The option period shall not exceed ten years, and each option may be exercised in whole or in part on the first anniversary date of its grant. As of March 31, 1999, 162,000 options have been granted under this plan. 95,000 of the 115,000 options which are outstanding under the 1993 Plan were exercisable as of that date. These options are exercisable at $7.59-$43.08 per share.

The following table summarizes the activity under these plans (shares in millions):

                               1999                 1998              1997
                         -------------------  ---------------- -----------------
                                   Weighted-         Weighted-        Weighted-
                                    Average           Average          Average
                                   Exercise          Exercise          Exercise
                          Shares     Price    Shares   Price   Shares   Price
                          ------   --------   ------  ------   ------  -------
Beginning of year          42.6     $19.36    40.2    $13.96    41.2    $ 8.71
Granted                     4.7      36.56     8.9     37.58     9.3     31.51
Exercised                  (3.9)      9.60    (5.8)    10.46    (7.9)     6.71
Terminated                 (2.4)     29.32     (.7)    15.82    (2.4)    16.62
                           -----              -----            -----
End of year                41.0      21.67    42.6     19.36    40.2     13.96

Options exercisable
  at end of year           19.3     $10.85    16.7    $ 7.84    15.8    $ 7.06


The following table summarizes information about these plans at March 31, 1999 (shares in millions):



                         Options Outstanding             Options Exercisable
                  ---------------------------------   -------------------------
                            Weighted-
                            Average       Weighted-
Range of                   Remaining     Average                  Weighted-
Exercise                  Contractual    Exercise                  Average
 Prices           Shares     Life          Price       Shares    Exercise Price
------            ------   ----------     --------     ------    --------------
$ 2.22 - $10.00   16.3      3.9 years       $ 5.97      14.4        $ 5.55
$10.01 - $20.00    6.8      6.1 years        19.16       2.9         19.02
$20.01 - $30.00    4.1      8.0 years        29.27        .4         28.78
$30.01 - $40.00    9.7      8.3 years        35.74       1.2         34.92
$40.01 - $47.25    4.1      8.9 years        47.16        .4         46.86
                  ----                                  ----
                  41.0                                  19.3


       COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


Note 9 -- Stock Plans (Continued)

Under the 1995 Key Employee  Stock  Ownership  Plan (the "1995 Plan") a total of
20.25 million restricted shares were available for grant to three key executives. An initial grant of 6.75 million restricted shares was made to the executives at inception of the 1995 Plan. In January 1996, based on the achievement of a price target for the Company's Common Stock, 1.35 million shares of the initial grant vested, subject to continued employment of the executives through March 31, 2000. Accordingly, the Company began recognizing compensation expense associated with the 1.35 million shares over the employment period. Annual compensation expense of $7 million has been charged against income for each of the years ended March 31, 1998, 1997, and 1996. Additional grants of the remaining 13.5 million shares available under the 1995 Plan were made based on the achievement of certain price targets. These additional grants and the unvested portion of the initial grant vested in May 1998 and are further subject to significant limitations on transfer during the seven years following vesting. The vesting occurred after the closing price of the Company's stock on the New York Stock Exchange exceeded $53.33 for 60 trading days within a twelve-month period. A one time charge of $1,071 million was recorded in the first quarter of fiscal year 1999.

If the Company had elected to recognize compensation expense based on the fair value of stock plans as prescribed by FAS No. 123, net income and net income per share would have been adjusted to the proforma amounts in the table below:

                                               Year Ended March 31,
                                            1999(1)      1998        1997
                                            -----        ----        ----
                                 (Dollars in millions, except per share amounts)
Net income--as reported                    $  626      $ 1,169      $ 366
Net income--pro forma        .              1,128        1,085        301
Basic earnings per share                   $ 1.15      $  2.14      $ .67
Basic earnings per share--pro forma          2.07         1.99        .55
Diluted earnings per share                 $ 1.11      $  2.06      $ .64
Diluted earnings per share--pro forma        2.06         1.94        .54

(1) Includes the effect of the 1995 Plan charge under FAS No. 123.


The weighted-average fair value at date of grant for options granted in 1999, 1998, and 1997 were $19.04, $20.44, and $19.34 respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for option grants in 1999, 1998, and 1997 respectively; dividend yields of .22%,
 .22%, and .19%; expected volatility factors of .50; risk-free interest rates of 4.5%, 6.2%, and 6.5% and an expected life of six years. The compensation expense and pro forma net income may not be indicative of amounts to be included in future periods.

All references to the number of shares and share prices have been adjusted to reflect the three-for-two stock splits effective June 19, 1996 and November
5, 1997.

Note 10 -- Profit  Sharing Plan
The Company maintains a profit sharing plan, the Computer Associates Savings Harvest Plan ("CASH Plan"), for the benefit of employees of the Company.
The CASH Plan is intended to be a qualified plan under Section 401(a) of the Internal Revenue Code of 1986 (the "Code") and contains a qualified cash or deferred arrangement as described under Section 401(k) of the Code. Pursuant to the CASH Plan, eligible participants may elect to contribute a percentage of their annual gross salary. Matching contributions to the CASH Plan for the year ended March 31, 1999 were approximately $6 million and for each of the years ended March 31, 1998 and 1997 were approximately $5 million.
In addition, the Company may make discretionary contributions to the CASH Plan. Discretionary contributions to the CASH Plan for the year ended March 31, 1999 were approximately $20 million, and for each of the years ended March 31, 1998 and 1997 approximated $17 million.

Note 11 -- Rights Plan

Each outstanding share of the Company's Common Stock carries a stock purchase right issued under the Company's Rights Agreement, dated June 18, 1991 and amended May 17, 1995 (the "Rights Agreement"). Under certain circumstances, each right may be exercised to purchase one one-thousandth of a share of Series One Junior Participating Preferred Stock, Class A, for $300. Under certain circumstances, following (i) the acquisition of 20% or more of the Company's outstanding Common Stock by an Acquiring Person (as defined in the Rights Agreement), (ii) the commencement of a tender offer or exchange offer which would result in a person or group owning 20% or more of the Company's

       COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


Note 11 -- Rights Plan (Continued)

outstanding common stock or (iii) the determination by the Company's Board of Directors and a majority of the Disinterested Directors (as defined in the Rights Agreement)that a 15% stockholder is an Adverse Person (as defined in the Rights Agreement), each right (other than rights held by an Acquiring Person or Adverse Person) may be exercised to purchase common stock of the Company or a successor company with a market value of twice the $300 exercise price. The rights, which are redeemable by the Company at one cent per right, expire in June 2001.

Note 12 -- Subsequent Events

On March 29, 1999, the Company and Platinum technology International inc. ("Platinum") announced the execution of a merger agreement pursuant to which the Company has agreed to acquire Platinum through a cash tender offer. Under the terms of the merger agreement, a wholly owned subsidiary of the company will offer to purchase all outstanding shares, approximately 102 million, of Platinum's stock for $29.25 per share. Consummation of the tender offer is subject to certain conditions, including the condition that at least a majority of the outstanding shares of Platinum's Common Stock be tendered and not withdrawn, as well as the condition that all required regulatory approvals are received. On May 25, 1999, the Company reached an agreement with the U.S. Department of Justice allowing the Company to complete the acquisition. The agreement will result in the sale of six Platinum mainframe products under the supervision of a court-appointed trustee. The transaction is expected to be completed and the shares tendered to be paid for during the first week of June 1999. The Company has secured $4.5 billion of bank financing to fund the tender offer and related acquisition costs. It is anticipated that a charge will be taken at time of acquisition for in-process research and development. There will be disruptions resulting from integration of the sales, development and marketing organizations of Platinum with those of the Company. In addition, there was considerable distraction during the first quarter of fiscal year 2000 associated with anticpated changes from the expected integration.

                                  Schedule II

                     COMPUTER ASSOCIATES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS


                                        Additions
                            Balance at  charged to  Charged                   Balance
                            beginning   costs and   to other                  at end
Description                 of period   expenses   accounts(a) Deductions(b) of period
--------------              ---------   --------   ----------  ------------  ---------
                                          (Dollars in millions)

Reserves and allowances
deducted from assets to
which they apply:

Allowance for uncollectible amounts
Year ended March 31, 1999       $246     $ 75         $  2           $59        $264
Year ended March 31, 1998       $227     $ 71         $  2           $54        $246
Year ended March 31, 1997       $182     $110         $ 13           $78        $227


(a) Reserves of acquired companies.

(b) Write-offs of amounts against allowance provided.
