Form 10-Q
period 1999-06-30
COMPUTER ASSOCIATES INTERNATIONAL INC
filed 1999-08-06
CIK 356028

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 1999
                                       or
                Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
               For the transition period ended from _____ to _____

                          Commission File Number 1-9247

                     Computer Associates International, Inc.
             (Exact name of registrant as specified in its charter)

                   Delaware                            13-2857434
        (State or other jurisdiction of             (I.R.S.Employer
         incorporation or organization)              Identification No.)

                          One Computer Associates Plaza
                            Islandia, New York 11749
               (Address of principal executive offices) (Zip Code)

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

                              Yes_X__      No___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:


       Title of Class                               Shares Outstanding
        Common Stock                               as of August 2, 1999
  par value $.10 per share                             537,527,246

            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES




                                      INDEX




PART I.   Financial Information:                                       Page No.

Item 1.   Consolidated Condensed Balance Sheets -
          June 30, 1999 and March 31, 1999.............................    1

          Consolidated Statements of Income -
          Three Months Ended June 30, 1999 and 1998....................    2

          Consolidated Condensed Statements of Cash Flows -
          Three Months Ended June 30, 1999 and 1998....................    3

          Notes to Consolidated Condensed Financial Statement..........    4

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..........................    8

Item 3.   Quantitative and Qualitative Disclosure of Market Risk.......   13



PART II.  Other Information:

Item 1.   Legal Proceedings............................................   14

Item 6.   Exhibits and Reports on Form 8-K.............................   15




                          Part I. FINANCIAL INFORMATION



Item 1:

            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                  (In millions)


                                                     June 30    March 31,
                                                      1999        1999
                                                    ---------- ---------
                                                    (Unaudited)
ASSETS:

Cash and cash equivalents                             $   281   $  399
Marketable securities                                     138      137
Trade and installment accounts receivable               1,711    2,021
Inventories and other current assets                      105       74
                                                       ------   ------
                             TOTAL CURRENT ASSETS       2,235    2,631

Installment accounts receivable, due after one year     2,945    2,844
Property and equipment                                    705      598
Purchased software products                             1,273      221
Excess of cost over net assets acquired                 4,020    1,623
Investments and other noncurrent assets                   254      153
                                                      -------   ------
                                     TOTAL ASSETS     $11,432   $8,070
                                                      =======   ======

LIABILITIES AND STOCKHOLDERS' EQUITY:

Loans payable and current portion of long-term debt    $  880   $  492
Other current liabilities                               1,980    1,371
Long-term debt                                          4,842    2,032
Deferred income taxes                                   1,043    1,034
Deferred maintenance revenue                              412      412
Stockholders' equity                                    2,275    2,729
                                                       ------   ------
         TOTAL LIABILITIES & STOCKHOLDERS' EQUITY     $11,432   $8,070
                                                      =======   ======



            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                     (In millions, except per share amounts)


                                                      For the Three Months
                                                         Ended June 30,
                                                      -------------------
                                                        1999       1998
                                                      -------     -------
Product revenue and other related income              $1,026     $  866
Maintenance fees                                         196        181
                                                      -------     -------
                            TOTAL REVENUE              1,222      1,047

Costs and expenses:
  Selling, marketing and administrative                  534        471
  Product development and enhancements                   121        100
  Commissions and royalties                               61         52
  Depreciation and amortization                          114         83
  Interest expense  - net                                 50         30
  Purchased research and development                     646          -
  1995 Stock Plan charge                                   -      1,071
                                                      -------     -------
                TOTAL COSTS AND EXPENSES               1,526      1,807
                                                      -------     -------

 Loss before income taxes                               (304)      (760)

 Provision (benefit) for income taxes                    128       (279)
                                                      -------     -------
                               NET LOSS                $(432)     $(481)
                                                      -------     -------

BASIC LOSS PER SHARE                                   $(.80)     $(.87)
                                                      -------     -------
   Basic weighted average shares used in
   computation                                           537        552

DILUTED LOSS PER SHARE                                 $(.80)     $(.87)
                                                      -------    -------
   Diluted weighted average shares used
   in computation*                                       537        552

 * Common stock equivalents are not included since they would be antidilutive

   See Notes to Consolidated Condensed Financial Statements



            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                  (In millions)
                                                            For the Three Months
                                                                Ended June 30,
                                                             -------------------
                                                                 1999       1998
                                                             -------    -------
OPERATING ACTIVITIES:
Net loss                                                     $ (432)    $ (481)
 Adjustments  to  reconcile  net  income  to  net  cash
  provided  by  operating activities:
    Depreciation and amortization                               114         83
    Provision for deferred income taxes                          15         23
    Charge for purchased research and development               646          -
    Compensation expense related to stock and pension plans      20        771
    Increase in noncurrent installment accounts receivable     (149)       (99)
    Decrease in deferred maintenance revenue                    (33)       (34)
    Changes in other operating assets and liabilities,
    excludes effects of acquisitions                            145       (351)
                                                              -------    -------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             326        (88)


INVESTING ACTIVITIES:
Acquisitions, primarily purchased software, marketing
 rights and intangibles                                      (3,490)       (10)
Purchase of property and equipment                              (24)       (14)
Decrease (increase) in current marketable securities             86       (220)
Capitalized development costs                                    (7)        (7)
                                                              -------    -------
NET CASH USED IN INVESTING ACTIVITIES                        (3,435)      (251)

FINANCING ACTIVITIES:
Debt borrowings - net                                         2,977        541
Exercise of common stock options/other                           14         17
Purchases of treasury stock                                       -         (2)
                                                              -------    -------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                2,991        556


(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
BEFORE EFFECT OF EXCHANGE RATE CHANGES ON CASH                 (118)       217

Effect of exchange rate changes on cash                           -         (1)
                                                              -------    -------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS               (118)       216

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                399        251
                                                              -------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $281       $467
                                                              =======    =======

See notes to Consolidated Financial Statements.

            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1999


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Computer Associates International, Inc.'s (the "Registrant" or the "Company") Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

Cash Dividends: In May 1999, the Company's Board of Directors declared its regular, semi-annual cash dividend of $.04 per share. The dividend was paid on July 19, 1999 to stockholders of record on June 29, 1999.

Statements of Cash Flows: For the three months ended June 30, 1999 and 1998, interest payments were $78 million and $25 million respectively, and income taxes paid were $106 million and $135 million, respectively.

Net Income per Share: Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding for the period, plus the assumed exercise of all dilutive securities, such as stock options.

                                 (In millions, except per share amounts)

                                          For the Three Months
                                             Ended June 30,
                                            ----------------
                                              1999    1998
                                            -------  -------
Net Loss                                    $(432)   $(481)
                                            =======  =======
Diluted Earnings Per Share
---------------------------------
Weighted average shares outstanding
and common share equivalents *                537      552

Diluted Earnings Per Share                  $(.80)   $(.87)
                                            =======  =======

Diluted Share Computation:
     Average common shares outstanding        537      552
     Average common share equivalents           -        -
                                            -------  -------

Weighted average shares outstanding
and common share equivalents *                537      552
                                            =======  =======

* Common share equivalents are not included since they would be antidilutive. If the quarter's ended June 30, 1999 and 1998 resulted in a net income, the weighted average shares outstanding and common share equivalents would have been 552 million and 573 million, repectively.

            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

Comprehensive Income: Financial Accounting Standard ("FAS") No. 130, "Reporting Comprehensive Income" establishes new rules for reporting and displaying comprehensive income and its components; however, the adoption has no impact on the Company's net income or shareholders' equity. "Comprehensive Income" includes foreign currency translation adjustments and unrealized gains or losses on the Company's available-for-sale securities which prior to adoption were reported separately in shareholders' equity. The components of comprehensive income, net of related tax, for the three month period ended June 30, 1999 and 1998 are as follows:

                                             (In millions)

                                          For the Three Months
                                             Ended June 30,
                                           ------------------
                                              1999    1998
                                            -------  -------
Net loss                                    $(432)   $(481)
Foreign currency translation adjustment       (35)       2
Reclassification adjustment for gain
   included in net loss                        (9)       -
                                            -------  -------
Total comprehensive loss                    $(476)   $(479)
                                            =======  =======

Software Revenue Recognition: In October 1997, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") 97-2 "Software Revenue Recognition," as amended in 1998 by SOP 98-4 and further amended more recently by SOP 98-9, which is effective for transactions entered into in fiscal years beginning after March 15, 1999. These SOPs provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions, requiring deferral of part or all of the revenue related to a specific contract depending on the existence of vendor specific objective evidence and the ability to allocate the total contract value to all elements within the contract. Effective for the quarter ended June 30, 1999, the Company implemented the guidelines of SOP 98-9, with no material impact on its overall maintenance deferral. The Company believes that its maintenance deferral is consistent with current interpretations; however, as additional implementation guidelines become available, there may be unanticipated changes in the Company's revenue recognition practices including, but not limited to, changes in the period over which revenue is recognized up to and including recognition of revenue over the contract term. Any future implementation guidelines and interpretations may also require the Company to further change its business practices in order to continue to recognize a substantial portion of its software revenue when the product is delivered. These changes may extend sales cycles, increase administrative costs, or otherwise adversely affect existing operations and results of operations.

Segment Disclosure: During fiscal year 1999, the Company adopted Financial Accounting Standard ("FAS") No. 131, "Disclosures about Segments and Related Information" which establishes standards for reporting operating segments and disclosures about products and services, geographic areas, and major customers. The Company operates as a single segment providing integrated computer software solutions. The Company has no individual customers that are significant enough to be deemed a segment. See Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

NOTE B - ACQUISITIONS

On May 28,1999, the Company acquired approximately 98% of the issued and outstanding shares of common stock of Platinum technology International, inc. Platinum), and on June 29, 1999, merged one of its wholly owned subsidiaries into Platinum. The aggregate purchase price, including assumed liabilities, of approximately $4.2 billion was paid, or will be paid, from drawings under the Company's $4.5 billion credit agreements. Platinum was engaged in providing software products, consulting services systems, database management, e-commerce, application infrastructure management, decision support, data warehousing, knowledge management, and Year 2000 reengineering.

The Company recorded a $646 million after tax charge against earnings for the write-off of purchased Platinum research and development technology that had not reached the working model stage and has no alternative future use. Had this charge not been taken during the quarter ended June 30, 1999, net income would have been $214 million, or $.39 per share on a diluted basis.

The following table reflects pro-forma combined results of operations (unaudited) of the Company and Platinum on the basis that the acquisition of Platinum had taken place at the beginning of the fiscal year for all periods presented:

                                   (In millions, except per share amounts)

                                             For the Three Months
                                                 Ended June 30,
                                               ----------------
                                                 1999    1998
                                               -------  -------
Revenue                                        $1,332   $1,274
Net income                                       (495)    (621)
Diluted earnings per share                     $ (.92)  $(1.13)
Shares used in computation                        537      552

The following table reflects pro-forma combined results of operations (unaudited) of the Company and Platinum on the basis that the acquisition of Platinum had taken place at the beginning of the fiscal year for all periods presented. All special charges, including the purchased research and development charge for Platinum in fiscal year 2000 of $646 million, the one-time charge of $1,071 million relating to the 1995 Key Employee Stock Ownership Plan (the" 1995 Plan") recorded in fiscal year 1999, and all special charges recorded by Platinum in fiscal year 1999 have been excluded from all periods presented:


                                  (In millions, except per share amounts)

                                             For the Three Months
                                                 Ended June 30,
                                               ----------------
                                                 1999    1998
                                               -------  -------
Revenue                                        $1,332   $1,274
Net income                                        151      117
Diluted earnings per share                     $  .27   $  .20
Shares used in computation                        552      573


In management's opinion, the pro-forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of fiscal year 2000 or of future operations of the combined entities under the ownership and operation of the Company.

            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1999


NOTE B - ACQUISITIONS (CONTINUED)

On March 9, 1999, the Company acquired more than 98% of the issued and outstanding shares of common stock of Computer Management Sciences, Inc. ("CMSI"), and on March 19, 1999, merged into CMSI one of its wholly-owned subsidiaries. The aggregate purchase price of approximately $400 million was funded from drawings under the Company's credit agreements and cash from operations. CMSI was engaged in providing custom developed information technology solutions to a Fortune 1000 client base. The acquisition was accounted for as a purchase.

During fiscal year 1999, the Company acquired a number of other consulting businesses and product technologies in addition to the one described above which, either individually or collectively, are not material. The acquisitions were all accounted for as purchases. The excess of cost over net assets acquired is amortized on a straight-line basis over the expected period to be benefited. The consolidated statements of operations reflect the results of operations of the companies since the effective dates of the purchase.

Item 2:
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Statements in this Form 10-Q concerning the company's future prospects are "forward looking statements" under the federal securities laws. There can be no assurances that future results will be achieved and actual results could differ materially from forecasts and estimates. Important factors that could cause actual results to differ materially are discussed below in the section "Results of Operations".

RESULTS OF OPERATIONS

Revenue:

Total revenue for the quarter ended June 30, 1999 increased 17%, or $175 million, over the prior year's comparable quarter. The increase was primarily attributable to growth in client/server revenue, professional services, and acquired products from Platinum. Client/server revenue accounted for approximately 49% of the Company's overall revenue for the first quarter, led by Unicenter TNG (The Next Generation), a family of integrated business solutions for monitoring and administering systems management across multi-platform environments. In April 1999, the Company introduced the Millenium License, a perpetual MIPS based license with added flexibility in usage and pricing. Professional services revenue from the Company's consulting services business and educational programs grew by 133% or $68 million over the prior year's comparable period. The Company intends to continue to increase the level of professional services provided to clients through internal growth as well as acquisitions of services companies. Maintenance revenue increased 8%, or $15 million, over last year's comparable quarter. Additional maintenance revenue from prior year license arrangements, as well as Platinum licenses, was partially offset by the ongoing trend of site consolidations and expanding client/server revenues, which yield lower maintenance.

                                                 Professional
           Quarter Ended    Product/Maintenance    Services      Total
           -------------    -------------------  ------------  ----------
           June 30, 1999           $1,103            $119        $1,222
           June 30, 1998              996              51         1,047


Total  North  American  revenue  for the first  quarter  grew 17% over the prior year's first quarter. This resulted from continued growth in client/server product sales and professional services offset by marginally lower mainframe software sales. North American sales represented 69% of revenue for both the June 1999 and 1998 quarters. The strengthening of the US dollar against most currencies negatively affected international revenue by approximately $20 million.

            Quarter Ended     North America  International   Total
            -------------     -------------  -------------  -------

            June 30, 1999          $849          $373        $1,222
            June 30, 1998           724           323         1,047



Price changes did not have a material impact in this quarter or the prior year's first quarter.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Costs and Expenses:

Selling, marketing and administrative expenses as a percentage of total revenue for the first quarter decreased to 44% from 45% the prior year. The decrease was largely attributable to deferring nonessential expenditures in the current quarter until the completion of the Platinum acquisition. This was partially offset by an increase in personnel costs related to an overall increase in headcount in June 1999 resulting from the Platinum acquisition. Net research and development expenditures increased $21 million, or 21%, for the first quarter compared to last year's first quarter. There was continued emphasis on adapting and enhancing products for the client/server environment, in particular
Unicenter TNG, Jasmine, Neugents, the Enterprise and Workgroup Solutions, as well as broadening of the Company's e-commerce product offerings, and a partial quarter of development on technology and products obtained through the acquisition of Platinum. Commissions and royalties as a percentage of revenue were 5% for both the June 1999 and 1998 quarters. Depreciation and amortization expense in the first quarter increased $31 million from the comparable quarter in the prior year. The increase was primarily due to the additional amortization of purchased intangibles associated with the acquisition of Platinum marginally offset by the scheduled reductions in the amortization associated with The ASK Group, Inc., Legent Corporation, and Cheyenne Software, Inc. acquisitions. Total amortization of acquired companies intangibles increased from $67 million from last year's first fiscal quarter to $92 million this year. Net interest expense increased $20 million, or 67%, for the first quarter compared to last year's first quarter. The additional interest expense related to the increase in average debt outstanding associated with the acquisition of Platinum in the quarter ended June 30, 1999 and other acquisitions during the fiscal year ended March 31, 1999.


Operating Margins:

The pretax loss of $304 million for the first quarter of fiscal year 2000 was attributable to the $646 million charge for in-process research and development relating to the acquisition of Platinum. Net income in the June 1999 quarter, excluding the charge, was $214 million, an increase of $20 million, or 10% , over the June 1998 quarter's net income of $194 million, excluding the one-time after tax charge of $675 million associated with the vesting of 20.25 million shares under the 1995 Plan. The Company's consolidated effective tax rate for both comparable fiscal quarters, excluding special charges, was 37.5% .


Operations:

The Company has traditionally reported lower profit margins in the first two quarters of each fiscal year than those experienced in the third and fourth quarters. As part of the annual budget process, management establishes higher discretionary expense levels in relation to projected revenue for the first half of the year. Historically, the Company's combined third and fourth quarter revenue has been greater than the first half of the year, as these two quarters coincide with clients' calendar year end budget periods and culmination of the Company's annual sales plan. This historically higher second half revenue has resulted in significantly higher profit margins since total expenses have not increased in proportion to revenue. However, past financial performance should not be considered to be a reliable indicator of future performance, particularly due to the acquisition of Platinum during the June 1999 quarter.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Risks and Uncertainties:

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

The Company's future operating results may be affected by a number of other factors, including, but not limited to: uncertainties relative to global economic conditions; the adequacy of the Company's internal administrative systems to efficiently process transactions, store, and retrieve data subsequent to the year 2000; the Company's increasing reliance on a single family of products for a material portion of its sales; market acceptance of competing technologies; the availability and cost of new solutions; delays in delivery of new products or features; the Company's ability to continue to update its business application products to conform with the new common European currency known as the "Euro"; the Company's ability to successfully maintain or increase market share in its core business while expanding its product base into other markets; the strength of its distribution channels; the ability either internally or through third-party service providers to support client implementation of the Company's products; the Company's ability to manage fixed and variable expense growth relative to revenue growth; the Company's ability to recruit and retain qualified personnel; and the Company's ability to effectively integrate acquired products and operations.

With the acquisition of Platinum during the first quarter of fiscal year 2000, there can be no assurances that the distractions and uncertainty caused by the acquisition will not have a negative effect on the Company's revenue and net income as it completes the integration and restructuring of Platinum's operations during the quarter ending September 30, 1999. There may be additional uncertainties during the coming quarters as product integration plans are announced and clients evaluate such plans.


In-Process Research and Development:

In the first quarter of fiscal year 2000, there was an after tax charge of $646 million for in-process technology relating to the Platinum acquisition, approximately 15 percent of the aggregate purchase price. There was no acquired in-process technology charge in fiscal year 1999 or 1998. Acquired in-process research and development ("in-process R&D") charges relate to acquisitions of software companies accounted for under the purchase method, in which a portion of the purchase price is allocated to acquired in-process technology and expensed immediately since the technological feasibility of the research and development projects have not yet been achieved and are believed to have no alternative future use. An independent valuation was performed and used as an aid in determining the fair value of the identifiable assets and in allocating the purchase price among the acquired assets, including the portion of the purchase price attributed to in-process R&D.

The "Income Approach" was utilized for the valuation analysis. This approach focuses on the income producing capability of the asset and was obtained through on-site interviews with management, review of data provided by the Company and the acquired companies, and analysis of relevant market sizes, growth factors, and expected trends in technology. The steps followed in applying this approach included estimating the expected cash flow over its life and converting these cash flows to present value. Discounting the net cash flows back to their present value was based on the weighted average cost of capital. The rate used in discounting the net cash flows from the in-process R&D ranged from 20 to 23 percent. This discount, higher than the Company's, is due to the uncertainties surrounding the successful development of in-process R&D.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The projects, on average, are approximately 80 percent complete. The Company believes the discount rate is appropriate given the level of risk of unsuccessful completion of the technology after evaluating the stage of each project reviewed.

The Platinum projects currently under development consist primarily of application development, database and enterprise management tools, and data warehousing solutions. If these projects are not successfully developed,the revenue and profitability of the Company may be adversely affected in future periods. Additionally, the value of other intangible assets acquired may become impaired. The Company should begin to benefit from the purchased in-process R&D in the second half of fiscal year 2000. Management believes that the assumptions used in the purchased in-process R&D valuation reasonably estimate the future benefits. There can be no assurance that in future periods actual results will not deviate from current estimates.


Year 2000:

The Company has designed and tested substantially all of its recent product offerings to be Year 2000 compliant. These products have met rigorous compliance criteria and have undergone extensive review to detect any Year 2000 failures. The Company has publicly identified any products that will not be updated to be Year 2000 compliant and has been encouraging clients using these products to migrate to compliant versions/products. The Company continues to update and test its product offerings. In general, these Year 2000 compliance efforts have been part of the Company's ongoing software development process. As such, incremental costs are not deemed material and have been included in net research and development expenses. The Year 2000 readiness of the Company's customers varies, and the Company continues to actively encourage its customers to prepare their own systems, making available a broad array of product service and educational offerings. These offerings have been made available to all clients and prospects. It is possible that the Company may experience increased expense levels addressing migration issues for such customers. There can be no assurances that the Company's compliant products do not contain undetected problems associated with Year 2000 compliance. Although the Company believes that its license agreements provide it with protection against liability, the Company cannot predict whether or to what extent any legal claims will be brought, or whether the Company will suffer any potential liability as a result of any such adverse consequences to its customers.

The Company recognizes the significance of the Year 2000 issue as it relates to its internal systems including IT and non-IT systems, and understands that the impact extends beyond traditional hardware and software to automated facility systems and third party suppliers. The Company has established a comprehensive four-step plan: (1) assessment; (2) remediation; (3) testing; and (4) implementation, with dedicated project managers to address Year 2000 issues. With regard to internal administrative and financial systems, the Company has completed most conversion and testing efforts, with extended system integration testing and contingency planning projects scheduled throughout 1999. For its facility-related systems such as telephone, voicemail, and security, the Company has conducted internal assessment audits and has sent questionnaires to vendors and service providers to confirm Year 2000 readiness. The Company has substantially completed Year 2000 readiness preparations and will continue comprehensive testing throughout calendar 1999. As part of the contingency planning efforts, the Company has created alternative strategies, when necessary, if significant exposures were identified up to and including the Company's computer systems being rendered inoperable. The contingency plan addresses these issues including temporary relocation of employees, manual workarounds, and the use of Company-owned generators and cellular phones. The total cost of preparing internal systems to be Year 2000 compliant is not expected to be material to the Company's operations, liquidity, or capital resources. Total expenditures, excluding personnel costs of existing staff, related to internal

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

systems Year 2000 readiness is expected to be less than $30 million, with the vast majority of it paid to date. Such expenses commenced in 1996 and are projected to continue throughout calendar year 1999. The Company believes that, although the risk of operational disruption from systems failures due to the Year 2000 is minimal, there can be no assurances that the Company will not experience significant unanticipated negative performance and/or flaws in the technology used in its internal systems or interruptions in electrical power or other third-party infrastructure services.

Demand for certain of the Company's products may be generated by customers who are replacing or upgrading computer systems to accommodate the Year 2000 date change. As a result, demand for some of the Company's products may diminish as the Year 2000 arrives, which could negatively impact the Company's revenue growth rate. Additionally, because the Company believes that some of its customers are allocating a substantial portion of their calendar year 1999 IT budgets to Year 2000 compliance, sales of certain of the Company's traditional product offerings may be adversely affected through the end of fiscal year 2000.


Liquidity and capital resources:

During the first quarter, the Company's cash, cash equivalents, and marketable securities decreased approximately $118 million from the March 31, 1999 balance. Cash generated from operations for the quarter ended June 30, 1999 was $326 million, an increase of approximately 42% when compared to the prior year's first quarter, excluding the $318 million tax payment made in lieu of shares granted to certain executives under the 1995 Plan. This increase was primarily attributable to higher net incomebefore special charges and accelerated cash collection of trade accounts receivable.

In June 1999, the Company replaced its two revolving credit agreements totaling $2.6 billion with three new agreements totaling $4.5 billion in order to pay for acquisition costs related to the tender offer for the outstanding shares of Platinum. The new financing arrangements consist of a $1.5 billion 364-day revolving credit facility, a $1 billion 4-year revolving credit facility, and a $2 billion 4-year term loan. Interest is based on the London InterBank Offered Rate ("LIBOR") subject to a margin determined by a bank credit facility ratings grid. The Company is required to maintain certain financial ratios. At June 30, 1999, a total of $3.375 billion, all drawn in June 1999, was outstanding under these facilities.

In addition to its bank credit facilities, the company has utilized other sources of liquidity to achieve its strategic objectives. On April 24, 1998, the Company issued $1.75 billion of unsecured Senior Notes. Amounts borrowed, rates, and maturities for each issue were $575 million at 6 1/4% due April 15, 2003, $825 million at 6 3/8% due April 15, 2005, and $350 million at 6 1/2% due April 15, 2008, respectively. Proceeds were used to repay borrowings under the Company's then $2.6 billion revolving credit facilities and for general corporate purposes. The issuance of these notes allowed the Company to extend the maturity of its debt, commit to an attractive fixed rate of interest, and broaden the Company's sources of liquidity. Debt ratings for the Company's senior unsecured notes and its bank credit facilities are Baa1 and BBB+ from Moody's Investor Services and Standard & Poor's, respectively. During the quarter ended June 30, 1999, the Company repaid $64 million under the Company's 6.77% Senior Notes as provided for in the notes, leaving $256 million outstanding. These 6.77% Senior Notes call for annual repayments of $64 million until April 2003.

The Company also maintains an 85 million pound-sterling denominated credit facility established to finance construction of its new European World Headquarters. Approximately 60 million pound-sterling, or US$95 million was outstanding under this facility at June 30, 1999. This facility is subject to interest primarily at LIBOR, subject to a fixed spread, which is dependent on

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

the achievement of certain financial ratios. The Company is also required to maintain certain financial conditions. Additionally, the Company has approximately US$30 million available under unsecured and uncommitted multicurrency lines of credit established to meet any short-term working capital needs for subsidiaries operating outside the U.S.

The Company had $150 million of Platinum's 6.25% convertible subordinated notes due 2002 and $26 million of Platinum's 6.75% convertible notes due 2001 outstanding at June 30, 1999. In July 1999, the Company repurchased or redeemed virtually all of the notes in accordance with a repurchase offer .

During the quarter ended June 30, 1999, the Company did not purchase any shares under its various open market Common Stock repurchase programs. The cumulative total number of shares purchased is approximately 150 million shares. The remaining number of shares authorized for repurchase is approximately 50 million.

In addition to the construction of the U.K. headquarters and expansion efforts at its U.S. headquarters in Islandia, N.Y., capital resource requirements at June 30, 1999 consisted of lease obligations for office space, computer equipment, mortgage or loan obligations and amounts due as a result of product and company acquisitions. It is expected that existing cash, cash equivalents, marketable securities, the availability of borrowings under credit lines, as well as cash provided from operations, will be sufficient to meet ongoing cash requirements.



Item 3:

                     QUANTITATIVE AND QUALITATIVE DISCLOSURE
                                 OF MARKET RISK

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

At June 30, 1999, the Company's outstanding debt approximated $5.7 billion, an overall increase of $3.2 billion from March 31,1999, with approximately $2.2 billion of fixed rate obligations. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on the current market rate. On an annual basis, each 25 basis point decrease in interest rates would increase the value of these instruments by approximately $6 million. Each 25 basis point increase or decrease in the level of interest rates would have approximately $9 million annual impact on variable rate debt interest based on the balances of such debt at June 30, 1999.

There have been no material changes in the way the Company conducts its worldwide business, foreign exchange risk management strategy, or investments in marketable equity securities, thus overall Foreign Currency Exchange and Equity Price Risk remains unchanged from the description in the Company's Form 10-K for the year ended March 31, 1999.

                           PART II. OTHER INFORMATION


Item 1:  Legal Proceedings

The Company and certain of its officers are defendants in a number of shareholder class action lawsuits alleging that a class consisting of all persons who purchased the Company's stock during the period January 20, 1998 until July 22, 1998 were harmed by misleading statements, representations, and omissions regarding the Company's future financial performance. These cases have been consolidated into a single action (the "Shareholder Action") in the United States District Court for the Eastern District of New York ("NY Federal Court"). The defendants moved to dismiss the Shareholder Action. In addition, three derivative actions alleging similar facts were brought in the NY Federal Court. An additional derivative action, alleging that the Company issued more shares than were authorized under the 1995 Key Employee Stock Ownership Plan (the "1995 Plan"), was also filed in the NY Federal Court. In all but one of these derivative actions, all of the Company's directors at that time were named as defendants. These derivative actions have been consolidated into a single action (the "Derivative Action") in the NY Federal Court. Another derivative action was filed in the Chancery Court in Delaware (the "Delaware Action") also alleging that more shares were issued than were authorized under the 1995 Plan. The Company and its directors, who are parties to the Delaware Action, have filed a motion to dismiss the Delaware Action, and the plaintiff has moved for summary judgment. Although the ultimate outcome and liability, if any, cannot be determined, management, after consultation and review with counsel, believes that the facts in each of the actions do not support the plaintiffs' claims and that the Company and its officers and directors have meritorious defenses.

The Company, various subsidiaries, and certain current and former officers have been named as defendants in other various claims and lawsuits arising in the normal course of business. The Company believes that the facts do not support the plaintiffs' claims, and intends to vigorously contest each of them.

Item 6:  Exhibits and Reports on Form 8-K

(a)  Exhibits:

             2.1 Agreement and Plan of Merger dated as of March 29, 1999 among the Registrant, HardMetal, Inc. and Platinum technology International, inc. (Previously filed as Exhibit 99(c)(1) to the Registrant's Tender Offer Statement on Schedule 14D-1 filed April 2, 1999 and incorporated herein by reference).

             4.1 Second Supplemental Indenture dated as of June 29, 1999 among Platinum technology International, inc. and American National Bank and Trust Company of Chicago, as Trustee.

             4.2 Second Supplemental Indenture dated as of June 29, 1999 among Platinum technology International, inc. and American National Bank and Trust Company of Chicago, as Trustee.

           10.1 Credit Agreement dated as of May 26, 1999 among the Registrant, the Banks which are parties thereto and Credit Suisse First Boston as agent, with respect to $3 billion Term and Revolving Loan (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated May 28, 1999 and incorporated herein by reference).

           10.2 Credit Agreement dated as of May 26, 1999 among the Registrant, the Banks which are parties thereto and Credit Suisse First Boston, as agent, with respect to $1.5 billion 364 day Revolving Loan (previously filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated May 28, 1999 and incorporated herein by reference).

        (b)  Reports on Form 8-K:

             The Registrant filed a Report on Form 8-K dated May 28, 1999 reporting an event under Item 2. An amendment to the foregoing report on Form 8-K/A providing financial statements and pro-forma financial information in accordance with item 7(a) and (b) was filed on June 18, 1999.

             The Registrant filed a Report on Form 8-K dated June 29, 1999 to report an event under Item 4.



                                   SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     COMPUTER ASSOCIATES INTERNATIONAL, INC.


               Dated: August 6, 1999              By:/s/Sanjay Kumar
                                                     Sanjay Kumar, President
                                                     and Chief Operating Officer

               Dated: August 6, 1999              By:/s/Ira Zar
                                                     Ira Zar
                                                     Sr. Vice President-Finance
                                                     (Chief Financial and
                                                     Accounting Officer)