Form 10-Q
period 1999-09-30
COMPUTER ASSOCIATES INTERNATIONAL INC
filed 1999-11-03
CIK 356028

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


            _X_  Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the quarterly period ended September 30, 1999
                                       or
            ___  Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
               For the transition period ended from _____ to _____

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

                                 Yes _X_ No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:


            Title of Class                    Shares Outstanding
             Common Stock                   as of October 28, 1999
       par value $.10 per share                   539,024,676

            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES




                                      INDEX





PART I.       Financial Information:                                   Page No.

Item 1.       Consolidated Condensed Balance Sheets -
              September 30, 1999 and March 31, 1999...................    1

              Consolidated Condensed Statements of Operations -
              Three Months Ended September 30, 1999 and 1998..........    2

              Consolidated Condensed Statements of Operations -
              Six Months Ended September 30, 1999 and 1998............    3

              Consolidated Condensed Statements of Cash Flows -
              Six Months Ended September 30, 1999 and 1998............    4

              Notes to Consolidated Condensed Financial Statements....    5

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................    9

Item 3.       Quantitative and Qualitative Disclosure of Market Risk..    16


PART II.      Other Information:

Item 1.       Legal Proceedings.......................................    17

Item 4.       Submission of Matters to a Vote of Security Holders.....    18

Item 6.       Exhibits and Reports on Form 8-K........................    19


                          Part I. FINANCIAL INFORMATION


Item 1:

            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (In millions)

                                                        September 30,  March 31,
                                                            1999         1999
                                                         ----------    -------
                                                         (Unaudited)
ASSETS:

Cash and cash equivalents                                   $   252    $   399
Marketable securities                                           104        137
Trade and installment accounts receivable                     1,918      2,021
Inventories and other current assets                             87         74
                                                            -------    -------
                                  TOTAL CURRENT ASSETS        2,361      2,631

Installment accounts receivable, due after one year           3,260      2,844
Property and equipment                                          736        598
Purchased software products                                   1,178        221
Excess of cost over net assets acquired                       4,021      1,623
Investments and other noncurrent assets                         250        153
                                                            -------    -------
                                          TOTAL ASSETS      $11,806    $ 8,070
                                                            =======    =======

LIABILITIES AND STOCKHOLDERS' EQUITY:

Loans payable and current portion of long-term debt         $   896    $   492
Other current liabilities                                     1,865      1,371
Long-term debt                                                4,870      2,032
Deferred income taxes                                         1,073      1,034
Deferred maintenance revenue                                    422        412
Stockholders' equity                                          2,680      2,729
                                                            -------    -------
              TOTAL LIABILITIES & STOCKHOLDERS' EQUITY      $11,806    $ 8,070
                                                            =======    =======

See Notes to Consolidated Condensed Financial Statements.


            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                     (In millions, except per share amounts)

                                                     For the Three Months
                                                      Ended September 30,
                                                  ----------------------------

                                                       1999            1998
                                                  -------------    -----------
Product revenue and other related income          $     1,390      $   1,031
Maintenance fees                                          215            185
                                                  -------------    -----------
                         TOTAL REVENUE                  1,605          1,216

Costs and expenses:
  Selling, marketing and administrative                   597            473
  Product development and enhancements                    141            103
  Commissions and royalties                                79             62
  Depreciation and amortization                           156             79
  Interest expense - net                                   97             29
                                                  -------------    -----------

                TOTAL COSTS AND EXPENSES                1,070            746
                                                  -------------    -----------

 Income before income taxes                               535            470

 Provision for income taxes                               201            176
                                                  -------------    -----------

                              NET INCOME          $       334      $     294
                                                  -------------    -----------


BASIC EARNINGS PER SHARE                          $       .62      $     .53
                                                  -------------    -----------

   Basic weighted average shares used in
    computation                                           538            554

DILUTED EARNINGS PER SHARE                        $       .60      $     .52
                                                  -------------    -----------

   Diluted weighted average shares used in
    computation                                           555            569


See Notes to Consolidated Condensed Financial Statements.

            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                     (In millions, except per share amounts)

                                                     For the Six Months
                                                     Ended September 30,
                                                -----------------------------

                                                    1999             1998
                                                -------------     -----------
Product revenue and other related income        $     2,416       $   1,897
Maintenance fees                                        411             366
                                                -------------     -----------

                         TOTAL REVENUE                2,827           2,263

Costs and expenses:
  Selling, marketing and administrative               1,131             944
  Product development and enhancements                  262             203
  Commissions and royalties                             139             114
  Depreciation and amortization                         270             162
  Interest expense - net                                147              59
  Purchased research and development                    646               -
  1995 Stock Plan charge                                  -           1,071
                                                -------------     -----------

              TOTAL COSTS AND EXPENSES                2,595           2,553
                                                -------------     -----------

 Income (loss) before income taxes                      232            (290)

 Provision (benefit) for income taxes                   329            (103)
                                                -------------     -----------

                             NET LOSS           $       (97)      $    (187)
                                                -------------     -----------


BASIC LOSS PER SHARE                            $      (.18)      $    (.34)
                                                -------------     -----------

   Basic weighted average shares used in
    computation                                         537             553

DILUTED LOSS PER SHARE                          $      (.18)      $    (.34)
                                                -------------     -----------

   Diluted weighted average shares used in
    computation*                                       537             553

 * Common stock equivalents are not included since they would be antidilutive.

   See Notes to Consolidated Condensed Financial Statements.

            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                  (In millions)


                                                     For the Six Months
                                                     Ended September 30,
                                               -------------------------------
                                                    1999               1998
                                               -------------      -----------
OPERATING ACTIVITIES:
Net loss                                       $        (97)      $     (187)
 Adjustments to reconcile net loss to net
  cash provided by operating activities,
  excluding effects of acquisitions:
    Depreciation and amortization                       270              162
    Provision for deferred income taxes                  44               58
    Charge for purchased research and development       646                -
    Compensation expense related to stock
     and pension plans                                   27              774
    Increase in noncurrent installment accounts
      receivable                                       (461)            (259)
    Decrease in deferred maintenance revenue            (34)             (36)
    Gain on sale of property and equipment                -              (14)
    Changes in other operating assets and
      liabilities                                       277             (267)
                                               --------------      -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES               672              231

INVESTING ACTIVITIES:
Acquisitions, primarily purchased software,
 marketing rights and intangibles                    (4,078)            (106)
Purchase of property and equipment                      (93)             (37)
Proceeds from sale of property and equipment              -               38
Decrease (increase) in current marketable
 securities                                             121              (45)
Capitalized software development costs                  (16)             (14)
                                               --------------      -----------
NET CASH USED IN INVESTING ACTIVITIES                (4,066)            (164)

FINANCING ACTIVITIES:
Debt borrowings - net                                 3,227              568
Dividends paid                                          (21)             (23)
Exercise of common stock options/other                   39               26
Purchases of treasury stock                               -             (534)
                                               --------------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES             3,245               37

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
BEFORE EFFECT OF EXCHANGE RATE CHANGES ON CASH         (149)             104

Effect of exchange rate changes on cash                   2                2
                                               --------------      -----------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS       (147)             106

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        399              251
                                               --------------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD     $        252        $     357
                                               ==============      ===========

See Notes to Consolidated Condensed Financial Statements.

            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the six months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Computer Associates International, Inc.'s (the "Registrant" or the "Company") Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

Cash Dividends: In May 1999, the Company's Board of Directors declared its regular, semi-annual cash dividend of $.04 per share. The dividend was paid on July 19, 1999 to stockholders of record on June 29, 1999.

Statements of Cash Flows: For the six months ended September 30, 1999 and 1998, interest payments were $111 million and $29 million respectively, and income taxes paid were $149 million and $151 million, respectively.

Net Earnings (Loss) per Share: Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding for the period, plus the assumed exercise of all dilutive securities, such as stock options.

                                       (In millions, except per share amounts)

                                     For the Three Months   For the Six Months
                                     Ended September 30,    Ended September 30,
                                     --------------------   -------------------
                                       1999        1998       1999       1998
                                     --------    --------   --------   --------
Net Income (Loss)                    $   334     $   294    $   (97)   $  (187)
                                     ========    ========   ========   ========
Diluted Earnings (Loss) Per Share
--------------------------------------
Weighted average shares outstanding
 and common share equivalents            555         569        537*       553*

Diluted Earnings (Loss) Per Share    $   .60     $   .52    $  (.18)   $  (.34)
                                     ========    ========   ========   ========
Diluted Share Computation:
    Average common shares outstanding    538         554        537        553
    Average common share
     equivalents - net                    17          15          -          -
                                     --------    --------   --------   --------
Weighted average shares outstanding
and common share equivalents             555         569        537*       553*
                                     ========    ========   ========   ========

* Common share equivalents are not included since they would be antidilutive. If the six months ended September 30, 1999 and 1998 resulted in a net income, the weighted average shares outstanding and common share equivalents would have been 554 million and 571 million, respectively.

            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)

Comprehensive Income: Financial Accounting Standard ("FAS") No. 130, "Reporting Comprehensive Income" establishes new rules for reporting and displaying comprehensive income and its components; however, the adoption has no impact on the Company's net income or shareholders' equity. Comprehensive income includes foreign currency translation adjustments and unrealized gains or losses on the Company's available-for-sale securities which, prior to adoption, were reported separately in shareholders' equity. The components of comprehensive income, net of related tax, for the three month and six month periods ended September 30, 1999 and 1998 are as follows:


                                                    (In millions)

                                     For the Three Months   For the Six Months
                                     Ended September 30,    Ended September 30,
                                     --------------------   -------------------
                                       1999        1998       1999       1998
                                     --------    --------   --------   --------
Net income (loss)                    $   334     $   294    $   (97)   $  (187)
Foreign currency translation
 adjustment                               38          52          2         55
Unrealized gain on equity securities                                         1
Reclassification adjustment included
 in net loss                                                     (9)
                                     --------    --------   --------   --------
Total comprehensive income (loss)    $   372     $   346    $  (104)   $  (131)
                                     ========    ========   ========   ========

Software Revenue Recognition: In October 1997, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") 97-2 "Software Revenue Recognition," as amended in 1998 by SOP 98-4 and further amended by SOP 98-9, which is effective for transactions entered into in fiscal years beginning after March 15, 1999. These SOPs provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions, requiring deferral of part or all of the revenue related to a specific contract depending on the existence of vendor specific objective evidence and the ability to allocate the total contract value to all elements within the contract. Effective for the quarter ended June 30, 1999, the Company implemented the guidelines of SOP 98-9, with no material impact on its overall maintenance deferral. The Company believes that its maintenance deferral is consistent with current interpretations; however, as additional implementation guidelines become available, there may be unanticipated changes in the Company's revenue recognition practices including, but not limited to, changes in the period over which revenue is recognized up to and including recognition of revenue over the contract term. Any future implementation guidelines and interpretations may also require the Company to further change its business practices in order to continue to recognize a substantial portion of its software revenue when the product is delivered. These changes may extend sales cycles, increase administrative costs, or otherwise adversely affect existing operations and results of operations.


Segment Disclosure: During fiscal year 1999, the Company adopted FAS No. 131, "Disclosures about Segments and Related Information" which establishes standards for reporting operating segments and disclosures about products and services, geographic areas, and major customers. The Company operates as a single segment providing integrated computer software solutions. The Company has no individual customers that constitute a significant concentration. See Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)
NOTE B - ACQUISITIONS

On May 28, 1999, the Company acquired approximately 98% of the issued and outstanding shares of common stock of Platinum technology International, inc. ("Platinum"), and on June 29, 1999, merged one of its wholly owned subsidiaries into Platinum at which time Platinum became a wholly owned subsidiary of the Company. The aggregate purchase price, including assumed liabilities, of approximately $4.2 billion was paid, or will be paid, from drawings under the Company's $4.5 billion credit agreements. Platinum was engaged in providing software products in the areas of database management, e-commerce, application infrastructure management, decision support, data warehousing, and knowledge management, as well as Year 2000 reengineering and other consulting services.

The Company recorded a $646 million charge against earnings for the write-off of purchased Platinum research and development technology that had not reached the working model stage and has no alternative future use. Had this charge not been taken during the quarter ended June 30, 1999, net income for the six months ended September 30, 1999 would have been $548 million, or $.99 per share on a diluted basis.

The following table reflects pro-forma combined results of operations of the Company and Platinum on the basis that the acquisition of Platinum had taken place at the beginning of the fiscal year for all periods presented:

                                       (In millions, except per share amounts)

                                     For the Three Months   For the Six Months
                                     Ended September 30,    Ended September 30,
                                     --------------------   -------------------
                                       1999        1998       1999       1998
                                     --------    --------   --------   --------
Revenue                              $ 1,605     $ 1,469    $ 2,937    $ 2,743
Net income                               334         253       (160)      (369)
Diluted earnings per share           $   .60     $   .44    $  (.30)   $  (.67)
Shares used in computation               555         569        537        553


The following table reflects pro-forma combined results of operations of the Company and Platinum on the basis that the acquisition of Platinum had taken place at the beginning of the fiscal year for all periods presented. All special charges, net of taxes, including the purchased research and development charge for Platinum in fiscal year 2000 of $646 million, the one-time charge of $1,071 million relating to the 1995 Key Employee Stock Ownership Plan (the "1995 Plan") recorded in fiscal year 1999, and all special charges recorded by Platinum in fiscal year 1999 have been excluded from all periods presented:

                                       (In millions, except per share amounts)

                                     For the Three Months   For the Six Months
                                     Ended September 30,    Ended September 30,
                                     --------------------   -------------------
                                       1999        1998       1999       1998
                                     --------    --------   --------   --------
Revenue                              $ 1,605     $ 1,469    $ 2,937    $ 2,743
Net income                               334         254        485        371
Diluted earnings per share           $   .60     $   .45    $   .88    $   .65
Shares used in computation               555         569        554        571


In management's opinion, the pro-forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of fiscal year 2000 or of future operations of the combined entities under the ownership and operation of the Company.

            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)

NOTE B - ACQUISITIONS (CONTINUED)

On March 9, 1999, the Company acquired more than 98% of the issued and outstanding shares of common stock of Computer Management Sciences, Inc. ("CMSI"), and on March 19, 1999, merged one of its wholly owned subsidiaries into CMSI at which time CMSI became a wholly owned subsidiary of the Company. The aggregate purchase price of approximately $400 million was funded from drawings under the Company's credit agreements and cash from operations. CMSI was engaged in providing custom developed information technology solutions to a Fortune 1000 client base. The acquisition was accounted for as a purchase.

During fiscal year's 2000 and 1999, the Company acquired a number of other consulting businesses and product technologies in addition to the ones described above which, either individually or collectively, are not material. The acquisitions were all accounted for as purchases. The excess of cost over net assets acquired is amortized on a straight-line basis over the expected period to be benefited. The consolidated condensed statements of operations reflect the results of operations of the companies since the effective dates of the purchase.

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


RESULTS OF OPERATIONS


Revenue

For the three months ended September 30, 1999:

Total revenue for the quarter ended September 30, 1999 increased 32%, or $389 million, over the prior year's comparable quarter. The increase was primarily attributable to growth in software product revenue resulting from an increase in the volume of sales of the Company's existing products, as well as acquired products from Platinum, and professional services. There continues to be acceptance of the Company's enterprise licensing plans, which offer clients increased flexibility, and Unicenter TNG (The Next Generation), a family of integrated business solutions for monitoring and administering systems management across multi-platform environments. Product revenue for the September quarter increased 30%, or $286 million, over last year's September quarter. In April 1999, the Company introduced the Millennium License, a perpetual MIPS based license with added flexibility in usage and pricing. Professional services revenue from the Company's consulting services business and educational programs grew by 109% or $73 million over the prior year's comparable period. The Company intends to continue to increase the level of professional services provided to clients through internal growth as well as acquisitions of services companies. Maintenance revenue increased 16%, or $30 million, over last year's comparable quarter. Additional maintenance revenue from prior year license arrangements, as well as Platinum licenses, was partially offset by the ongoing trend of site consolidations and expanding client/server revenues, which yield lower maintenance.


                         Product/   Professional
   Quarter Ended       Maintenance    Services       Total
   -------------       -----------  ------------   ---------
   September 30, 1999  $   1,465    $    140       $ 1,605

   September 30, 1998      1,149          67         1,216


Total North American revenue for the second quarter grew 42% over the prior year's second quarter. This resulted from continued growth in client/server product sales and professional services and the widespread acceptance of the Company's enterprise pricing options. North American sales represented 69% of revenue for the September 1999 quarter compared to 64% of revenue for the September 1998 quarter. The strengthening of the US dollar against most currencies negatively affected international revenue by approximately $19 million in the current quarter.


   Quarter Ended         North America   International     Total
   -------------         -------------   -------------   ---------
   September 30, 1999    $    1,101      $     504       $ 1,605

   September 30, 1998           773            443         1,216


Price changes did not have a material impact in this quarter or the prior year's comparable quarter.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

For the six  months ended September 30, 1999:

On a year to date basis, total revenue increased 25%, or $564 million, from the prior year. The increase was primarily attributable to growth in software product revenue from existing and acquired products as well as professional services. Year to date product and professional services revenue increased 21% and 120%, or $378 and $141 million, respectively, over the prior year. Unicenter TNG revenue accounted for over 23% of total revenue year to date. Maintenance revenue increased 12%, or $45 million, over last year's comparable period.


                         Product/   Professional
   Six Months Ended    Maintenance    Services       Total
   ----------------    -----------  ------------   ---------
   September 30, 1999  $    2,568   $    259       $ 2,827

   September 30, 1998       2,145        118         2,263


Total North American revenue for the six months ended September 30, 1999 grew 30% over the prior year's comparable period. On a year to date basis, North American sales represented 69% of revenue for fiscal year 2000 and 66% of revenue for fiscal year 1999. On a year to date basis, international revenue increased by $111 million, or 15%, over the prior year. In addition, the effect of exchange rates on the US dollar versus foreign currencies decreased revenue by $39 million for the current year.


   Six Months Ended      North America   International     Total
   ----------------      -------------   -------------   ---------
   September 30, 1999    $    1,950      $     877       $ 2,827

   September 30, 1998         1,497            766         2,263


Price changes did not have a material impact year to date in fiscal year 2000 or in the comparable period in fiscal year 1999.


Costs and Expenses

For the three months ended September 30, 1999:

Selling, marketing and administrative expenses as a percentage of total revenue for the second quarter decreased to 37% from 39% the prior year. The decrease was largely attributable to efficiencies obtained by eliminating redundant headcount and overhead expenses as a result of the Platinum integration. This was partially offset by an increase in personnel costs related to an overall increase in headcount resulting from professional services company acquisitions. Net research and development expenditures increased $38 million, or 37%, for the second quarter compared to last year's second quarter. There was continued emphasis on adapting and enhancing products for the distributed processing environment, in particular Unicenter TNG, Jasmine ii, Neugents, the Enterprise and Workgroup Solutions, as well as broadening of the Company's e-commerce product offerings, and additional expense related to development efforts of products obtained through the acquisition of Platinum. Commissions and royalties as a percentage of revenue were 5% for both the September 1999 and 1998 quarters. Depreciation and amortization expense in the second quarter increased $77 million from the comparable quarter in the prior year. The increase was primarily due to the additional amortization of purchased intangibles associated with the acquisition of Platinum marginally offset by the scheduled reductions in the amortization associated with past acquisitions. Net interest expense increased $68 million, or 234%, for the second quarter compared to last year's second quarter. The additional interest

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

expense was related to the increase in average debt outstanding associated with borrowings incurred to fund the Platinum acquisition in the first quarter of fiscal year 2000 and other smaller acquisitions in the current and prior fiscal years.


For the six months ended September 30, 1999:

On a year to date basis, selling, marketing and administrative expenses as a percentage of total revenue decreased to 40% from 42% the prior year. This decrease was largely attributable to deferring non-essential expenditures in the first quarter pending completion of the Platinum acquisition and efficiencies obtained by eliminating redundant headcount and overhead expenses in the second quarter as a result of the Platinum integration. Net research and development expenditures increased $59 million, or 29%, year to date. Consistent with the first quarter, continued emphasis on adapting and enhancing products for the distributed processing environment, as well as broadening of the Company's e-commerce product offerings, and development of technology and products obtained through the acquisition of Platinum were largely responsible for the increase. Commissions and royalties as a percentage of revenue were 5% year to date for both fiscal years 2000 and 1999. On a year to date basis, depreciation and amortization expense increased by $108 million from the prior year. The increase was primarily due to the additional amortization of purchased intangibles associated with the acquisition of Platinum marginally offset by the scheduled reductions in the amortization associated with prior acquisitions. Net interest expense increased $88 million, or 149%, year to date from last year's comparable period as a result of the increase in average debt outstanding associated with the Platinum acquisition in the first quarter of fiscal year 2000 and other acquisitions during the fiscal year ended March 31, 1999.

Operating Margins

The pretax income of $535 million for the second quarter of fiscal year 2000 is an increase of 14% , or $65 million, over the second quarter in the prior year. On a year to date basis, the pretax loss was $97 million, reflecting the $646 million charge for in-process research and development relating to the acquisition of Platinum. Net income in the September quarter was $334 million, an increase of $40 million, or 14%, over the September 1998 quarter. The year to date net income, excluding the in-process research and development charge, was $549 million, an increase of $60 million, or 12% , over last year's net income, excluding the one-time after tax charge of $675 million associated with the vesting of 20.25 million shares under the 1995 Plan. The Company's consolidated effective tax rate for both comparable quarters and year to date, excluding the in-process research and development charge, was 37.5% .

Operations

The Company has traditionally reported lower profit margins in the first two quarters of each fiscal year than those experienced in the third and fourth quarters. As part of the annual budget process, management establishes higher discretionary expense levels in relation to projected revenue for the first half of the year. Historically, the Company's combined third and fourth quarter revenue has been greater than the first half of the year, as these two quarters coincide with clients' calendar year-end budget periods and culmination of the Company's annual sales plan. This historically higher second half revenue has resulted in significantly higher profit margins since total expenses have not increased in proportion to revenue. However, past financial performance should not be considered to be a reliable indicator of future performance, particularly due to the acquisition of Platinum during the June 1999 quarter.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Under the 1998 Incentive Award Plan, a total of 4 million Phantom Shares were available for grant to certain of the Company's employees from time to time through March 31, 2008. Each Phantom Share is equivalent to one share of the Company's Common Stock. Vesting is contingent upon attainment of specific criteria including an annual Target Closing Price ("Price") which is based on the Company's closing price of its Common Stock on the New York Stock Exchange for the ten trading days up to and including March 31, 2000. If this Price is met on March 31, 2000, the Company will be required to record for the quarter ended March 31, 2000, a non-cash charge associated with any grants which vest during the current fiscal year. At this time, since the Price is undetermined, the amount of any such charge is unknown.


Risks and Uncertainties

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

As we approach January 1, 2000, clients will be faced with heightened distractions as they prepare for the year 2000 date change for computer programs. This, combined with the significant percentage of the Company's quarterly sales consummated in the last few days of the quarter, may affect operating results for the quarter ended December 31, 1999.

The Company's future operating results may also be affected by a number of other factors including, but not limited to: uncertainties relative to global economic conditions; the adequacy of the Company's internal administrative systems to efficiently process transactions, store, and retrieve data subsequent to the year 2000; the Company's increasing reliance on Unicenter TNG for a material portion of its sales; market acceptance of competing technologies; the availability and cost of new solutions; delays in delivery of new products or features; the Company's ability to continue to update its business application products to conform with the new common European currency known as the "Euro"; the Company's ability to successfully maintain or increase market share in its core business while expanding its product base into other markets; the strength of its distribution channels; the ability either internally or through third-party service providers to support client implementation of the Company's products; the Company's ability to manage fixed and variable expense growth relative to revenue growth; the Company's ability to recruit and retain qualified personnel; and the Company's ability to effectively integrate acquired products and operations. There may be additional uncertainties during the coming quarters as the Company completes the ongoing product integration and restructuring of Platinum's operations and clients evaluate such plans.


In-Process Research and Development

In the first quarter of fiscal year 2000, there was an after tax charge of $646 million for in-process technology relating to the Platinum acquisition, approximately 15 percent of the aggregate purchase price. There was no acquired in-process technology charge in fiscal year 1999. Acquired in-process research and development ("in-process R&D") charges relate to acquisitions of software companies accounted for under the purchase method, in which a portion of the purchase price is allocated to acquired in-process technology and expensed

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


immediately since the technological feasibility of the research and development projects have not yet been achieved and are believed to have no alternative future use. An independent valuation was performed and used as an aid in determining the fair value of the identifiable assets and in allocating the purchase price among the acquired assets, including the portion of the purchase price attributed to in-process R&D.

The "Income Approach" was utilized for the valuation analysis. This approach focuses on the income producing capability of the asset and was obtained through on-site interviews with management, review of data provided by the Company and the acquired companies, and analysis of relevant market sizes, growth factors, and expected trends in technology. The steps followed in applying this approach included estimating the expected cash flow over its life and converting these cash flows to present value. Discounting the net cash flows back to their present value was based on a risk adjusted discount rate. The rate used in discounting the net cash flows from the in-process R&D ranged from 20 to 23 percent. This discount, higher than the Company's, is due to the uncertainties surrounding the successful development of in-process R&D. The projects, on average, are approximately 80 percent complete. The Company believes the discount rate is appropriate given the level of risk of unsuccessful completion of the technology after evaluating the stage of each project reviewed.

The Platinum projects currently under development consist primarily of application development, database and enterprise management tools, and data warehousing solutions. If these projects are not successfully developed, the revenue and profitability of the Company may be adversely affected in future periods. Additionally, the value of other intangible assets acquired may become impaired. Consistent with original projections, the Company expects to begin to benefit from the purchased in-process R&D in the second half of fiscal year 2000. Management believes that the assumptions used in the purchased in-process R&D valuation reasonably estimate the future benefits. There can be no assurance that in future periods actual results will not deviate from current estimates.


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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


The Company recognizes the significance of the Year 2000 issue as it relates to its internal systems including IT and non-IT systems, and understands that the impact extends beyond traditional hardware and software to automated facility systems and third party suppliers. The Company has established a comprehensive four-step plan: (1) assessment; (2) remediation; (3) testing; and (4) implementation, with dedicated project managers to address Year 2000 issues. With regard to internal administrative and financial systems, the Company has completed most conversion and testing efforts, with extended system integration testing and contingency planning projects scheduled for the remainder of 1999. For its facility-related systems such as telephone, voicemail, and security, the Company has conducted internal assessment audits and confirmed Year 2000 readiness with its vendors. The Company has substantially completed Year 2000 readiness preparations and will continue comprehensive testing throughout calendar 1999. As part of the contingency planning efforts, the Company has created alternative strategies, where necessary, if significant exposures were identified up to and including the Company's computer systems being rendered inoperable. The contingency plan addresses these issues including temporary relocation of employees, manual workarounds, and the use of Company-owned generators and cellular phones. The total cost of preparing internal systems' to be Year 2000 compliant is not expected to be material to the Company's operations, liquidity, or capital resources. Total known expenditures, excluding personnel costs of existing staff, related to internal systems Year 2000 readiness is expected to be approximately $30 million, with the vast majority of it paid to date. Such expenditures commenced in 1996. Additionally, the Company is considering a plan that would increase staff expenditures for the period following January 1, 2000 to assist clients with any date conversion issues. It is estimated, if implemented, the plan would result in approximately $6 million of additional expenditures during the quarter ended March 31, 2000. The Company believes that, although the risk of operational disruption from systems failures due to the Year 2000 is minimal, there can be no assurances that the Company will not experience significant unanticipated negative performance and/or flaws in the technology used in its internal systems or interruptions in electrical power or other third-party infrastructure services.

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


Liquidity and capital resources

During the second quarter, the Company's cash, cash equivalents and marketable securities decreased approximately $63 million from the June 30, 1999 balance. Cash generated from operations for the quarter ended September 30, 1999 was $345 million, an increase of $26 million over the September 30, 1998 quarter. Interest paid related to the increased borrowings associated with the Platinum acquisition and higher taxes paid in the current fiscal year's second quarter reduced cash from operations by approximately $58 million. Excluding these two items, cash from operations increased 26% over the prior year's second quarter.

On a year to date basis, the Company's cash, cash equivalents, and marketable securities decreased approximately $180 million from the March 31, 1999 balance. Cash from operations was $672 million year to date. Cash generated from operations for the comparable period last year, excluding a $318 million withholding tax payment relating to the 1995 Plan, totaled $549 million. The increase of $123 million, or 22%, was primarily attributable to higher net income and accelerated cash collection of trade accounts receivable.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


The Company's bank credit facilities consist of a $1.5 billion 364-day revolving credit facility, a $1 billion 4-year revolving credit facility, and a $2 billion 4-year term loan. Interest charged is based on the London InterBank Offered Rate ("LIBOR") subject to a margin based on a bank credit facility ratings grid. The Company is required to maintain certain financial ratios. At September 30, 1999, a total of $3.595 billion was drawn under these facilities.

The Company also utilizes other sources of liquidity in its capital structure. On April 24, 1998, the Company issued $1.75 billion of unsecured Senior Notes. Amounts borrowed, rates and maturities for each issue were $575 million at 6 1/4% due April 15, 2003, $825 million at 6 3/8% due April 15, 2005 and $350 million at 6 1/2% due April 15, 2008. Proceeds were used to repay borrowings from bank credit facilities and for general corporate purposes. The issuance of these notes allowed the Company to extend the maturity of its debt, commit to an attractive fixed rate of interest and broaden the Company's sources of liquidity. Debt ratings for the Company's senior unsecured notes and its bank credit facilities are Baa1 and BBB+ from Moody's Investor Services and Standard & Poor's, respectively. The Company also has $256 million of 6.77% Senior Notes outstanding at September 30, 1999.

The Company maintains an 85 million pound-sterling (approximately US$140) denominated credit facility established to finance construction of its new European Headquarters. Approximately US$106 million was outstanding under this facility at September 30, 1999. This facility is subject to interest primarily at the prevailing LIBOR subject to a fixed spread, which is dependent on the achievement of certain financial ratios. The Company is also required to maintain certain financial conditions. Additionally, the Company has approximately US$30 million available under unsecured and uncommitted multicurrency lines of credit established to meet any short-term working capital needs for subsidiaries operating outside the U.S.

During the quarter ended September 30, 1999, the Company repurchased substantially all of Platinum's outstanding 6.25% convertible subordinated notes due 2002 in accordance with a repurchase offer. In addition, nearly all of Platinum's outstanding 6.75% convertible notes due 2001 have been converted to Platinum shares and tendered to the Company for the $29.25 per share purchase price.

During the quarter ended September 30, 1999, the Company did not purchase any shares under its various open market Common Stock repurchase programs. The cumulative total number of shares purchased is approximately 150 million shares. The remaining number of shares authorized for repurchase is approximately 50 million.

In addition to the expansion efforts at its U.S. headquarters in Islandia, N.Y., capital resource requirements at September 30, 1999 consisted of lease obligations for office space, computer equipment, mortgage or loan obligations, and amounts due as a result of product and company acquisitions. It is expected that existing cash, cash equivalents, marketable securities, the availability of borrowings under credit lines, as well as cash provided from operations, will be sufficient to meet ongoing cash requirements.

Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK


The Company's exposure to market rate risk for changes in interest rates relate primarily to the Company's investment portfolio and issuance of debt. The Company has not used derivative financial instruments in its investment portfolio. The Company has a prescribed methodology whereby it invests its excess cash in debt instruments of government agencies and high quality corporate issuers (Standard & Poor's single "A" rating and higher). To further mitigate risk, the vast majority of the securities have a maturity date within one year. Holdings of any one issuer excluding the U.S. Government shall not exceed 10%, and the portfolio is reviewed on a periodic basis and adjusted in the event that the credit rating of a security held in the portfolio has deteriorated.

At September 30, 1999, the Company's outstanding debt approximated $5.7 billion with approximately $2 billion of fixed rate obligations. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on the current market rate. On an annual basis, each 25 basis point decrease in interest rates would increase the value of these instruments by approximately $5 million. Each 25 basis point increase or decrease in the level of interest rates would have approximately $9 million annual impact on variable rate debt interest based on the balances of such debt at September 30, 1999.

There have been no material changes in the way the Company conducts its worldwide business, foreign exchange risk management strategy, or investments in marketable equity securities, thus overall foreign currency exchange and equity price risk remains unchanged from the description in the Company's Form 10-K for the year ended March 31, 1999.

                           PART II. OTHER INFORMATION

Item 1:  Legal Proceedings

The Company and certain of its officers are defendants in a number of shareholder class action lawsuits alleging that a class consisting of all persons who purchased the Company's stock during the period January 20, 1998 until July 22, 1998 were harmed by misleading statements, representations, and omissions regarding the Company's future financial performance. These cases have been consolidated into a single action (the "Shareholder Action") in the United States District Court for the Eastern District of New York ("NY Federal Court"). The defendants moved to dismiss the Shareholder Action. In addition, a number of derivative actions alleging facts similar to those alleged in the Shareholder Action were brought in the NY Federal Court. An additional derivative action, alleging that the Company issued more shares than were authorized under the 1995 Key Employee Stock Ownership Plan (the "1995 Plan"), was also filed in the NY Federal Court. In all but one of these derivative actions, all of the Company's directors at that time were named as defendants. These derivative actions have been consolidated into a single action (the "Derivative Action") in the NY Federal Court. Another derivative action was filed in the Chancery Court in Delaware (the "Delaware Action") also alleging that more shares were issued than were authorized under the 1995 Plan. The Company and its directors, who are parties to the Delaware Action, have filed a motion to dismiss the Delaware Action, and the plaintiff has moved for summary judgment. Although the ultimate outcome and liability, if any, cannot be determined, management, after consultation and review with counsel, believes that the facts in each of the actions do not support the plaintiffs' claims and that the Company and its officers and directors have meritorious defenses.

The Company, various subsidiaries, and certain current and former officers have been named as defendants in other various claims and lawsuits arising in the normal course of business. The Company believes that the facts do not support the plaintiffs' claims, and intends to vigorously contest each of them. Litigation that was brought against the Company and its investment banker in connection with the Company's tender offer for Computer Sciences Corporation in February 1998 was dismissed by the United States District Court for the Central District of California. There will be no appeal of that dismissal.

Item 4:  Submission of Matters to a Vote of Security Holders


(a) Annual meeting of Stockholders held on August 25, 1999.


(b) The Stockholders elected Directors for the ensuing year as follows:

                                         Affirmative                Authority
     Name                                   Votes                   Withheld
     ----------------------             --------------            -------------
     Russell M. Artzt                   475,999,582                 5,359,538
     Alfonse M. D'Amato                 473,488,068                 7,871,052
     Willem F.P. de Vogel               459,532,140                21,826,980
     Irving Goldstein                   476,009,779                 5,349,341
     Richard A. Grasso                  476,008,631                 5,350,489
     Shirley Strum Kenny                476,016,800                 5,342,320
     Sanjay Kumar                       475,904,079                 5,455,041
     Roel Pieper                        474,201,601                 7,157,519
     Charles B. Wang                    474,018,273                 7,340,847


(c) The Stockholders voted to adopt the Year 2000 Employee Stock Purchase Plan as follows:

                            Affirmative        413,829,214
                            Negative Votes      21,736,503
                            Abstentions          1,623,520


(d) The Stockholders voted to ratify the appointment of KPMG LLP as the Company's independent auditors for the fiscal year ending March 31, 2000 as follows:

                            Affirmative        477,656,686
                            Negative Votes       2,565,902
                            Abstentions          1,136,532


(e) The Stockholders did not adopt a stockholder proposal relating to executive compensation as follows:

                            Affirmative         19,527,192
                            Negative Votes     413,557,425
                            Abstentions          4,085,220

Item 6:  Exhibits and Reports on Form 8-K


(a) Exhibits.

    None.


(b) Reports on Form 8-K:

    The Registrant filed a Report on Form 8-K dated July 2, 1999 reporting an event under Item 4.


                                   SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     COMPUTER ASSOCIATES INTERNATIONAL, INC.


             Dated: November 2, 1999         By: /s/Sanjay Kumar
                                                 -------------------------------
                                                 Sanjay Kumar, President
                                                 and Chief Operating Officer

             Dated: November 2, 1999         By: /s/Ira Zar
                                                 -------------------------------
                                                 Ira Zar
                                                 Sr. Vice President - Finance
                                                 (Chief Financial and Accounting
                                                 Officer)