Form 10-Q
period 1999-12-31
COMPUTER ASSOCIATES INTERNATIONAL INC
filed 2000-02-11
CIK 356028

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


              _x_ Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the quarterly period ended December 31, 1999
                                       or
              ___ Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
               For the transition period ended from _____ to _____

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

                                 (631) 342-5224
              (Registrant's telephone number, including area code)

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

                               Yes _x_     No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:


                                       Title of Class Shares Outstanding
                Common Stock                 as of February 7, 2000
          par value $.10 per share                 541,972,678

            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES





                                      INDEX





PART I.       Financial Information:                                   Page No.

Item 1.       Consolidated Condensed Balance Sheets -
              December 31, 1999 and March 31, 1999...............         1

              Consolidated Condensed Statements of Operations -
              Three Months Ended December 31, 1999 and 1998......         2

              Consolidated Condensed Statements of Operations -
              Nine Months Ended December 31, 1999 and 1998.......         3

              Consolidated Condensed Statements of Cash Flows -
              Nine Months Ended December 31, 1999 and 1998.......         4

              Notes to Consolidated Condensed Financial Statements        5

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations................         9

Item 3.       Quantitative and Qualitative Disclosure of Market Risk      16


PART II.      Other Information:

Item 1.       Legal Proceedings..................................         17

Item 2.       Exhibits and Reports on Form 8-K...................         18

                         Part I. FINANCIAL INFORMATION


Item 1:

            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                  (In millions)

                                                        December 31,   March 31,
                                                            1999         1999
                                                        ------------   ---------
                                                        (Unaudited)
ASSETS:

Cash and cash equivalents                                    $   294      $  399
Marketable securities                                             96         137
Trade and installment accounts receivable                      2,016       2,021
Inventories and other current assets                              88          74
                                                             -------     -------
                            TOTAL CURRENT ASSETS               2,494       2,631

Installment accounts receivable, due after one year            3,680       2,844
Property and equipment                                           744         598
Purchased software products                                    1,130         221
Excess of cost over net assets acquired                        3,971       1,623
Investments and other noncurrent assets                          213         153
                                                             -------      ------
                                    TOTAL ASSETS             $12,232      $8,070
                                                             =======      ======

LIABILITIES AND STOCKHOLDERS' EQUITY:

Loans payable and current portion of long-term debt          $   932      $  492
Other current liabilities                                      1,924       1,371
Long-term debt                                                 4,765       2,032
Deferred income taxes                                          1,096       1,034
Deferred maintenance revenue                                     457         412
Stockholders' equity                                           3,058       2,729
                                                             -------      ------
        TOTAL LIABILITIES & STOCKHOLDERS' EQUITY             $12,232      $8,070
                                                             =======      ======


See Notes to Consolidated Condensed Financial Statements.

            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                     (In millions, except per share amounts)

                                                            For the Three Months
                                                              Ended December 31,
                                                            --------------------

                                                              1999        1998
                                                            --------    --------
Product revenue and other related income                    $  1,585    $  1,176
Maintenance fees                                                 227         185
                                                            --------    --------
                                   TOTAL REVENUE               1,812       1,361

Costs and expenses:
  Selling, marketing and administrative                          674         510
  Product development and enhancements                           150         105
  Commissions and royalties                                       89          68
  Depreciation and amortization                                  160          78
  Interest expense - net                                          97          33
                                                            --------    --------

                        TOTAL COSTS AND EXPENSES               1,170         794
                                                            --------    --------

 Income before income taxes                                      642         567

 Provision for income taxes                                      241         212
                                                            --------    --------
                                      NET INCOME            $    401    $    355


BASIC EARNINGS PER SHARE                                    $    .74    $    .66
                                                            --------    --------

   Basic weighted average shares used in
    computation                                                  540         538

DILUTED EARNINGS PER SHARE                                  $    .72    $    .64
                                                            --------    --------

   Diluted weighted average shares used in
    computation                                                  559         554

See Notes to Consolidated Condensed Financial Statements.

            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                     (In millions, except per share amounts)

                                                             For the Nine Months
                                                              Ended December 31,
                                                            --------------------

                                                              1999        1998
                                                            --------    --------

Product revenue and other related income                    $  4,002    $  3,073
Maintenance fees                                                 638         551
                                                            --------    --------
                                   TOTAL REVENUE               4,640       3,624

Costs and expenses:
  Selling, marketing and administrative                        1,805       1,454
  Product development and enhancements                           412         307
  Commissions and royalties                                      229         183
  Depreciation and amortization                                  430         241
  Interest expense - net                                         244          91
  Purchased research and development                             646           -
  1995 Stock Plan charge                                           -       1,071
                                                            --------    --------
                        TOTAL COSTS AND EXPENSES               3,766       3,347

 Income before income taxes                                      874         277

 Provision for income taxes                                      570         109
                                                            --------    --------
                                      NET INCOME            $    304    $    168


BASIC EARNINGS PER SHARE                                    $    .56    $    .31
                                                            --------    --------
Basic weighted average shares used in
    computation                                                  538         548

DILUTED EARNINGS PER SHARE                                  $    .55    $    .30
                                                            --------    --------
Diluted weighted average shares used in
    computation                                                  555         565



See Notes to Consolidated Condensed Financial Statements.

            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                  (In millions)

                                                     For the Nine Months
                                                      Ended December 31,
                                               -------------------------------
                                                    1999              1998
                                               -------------      ------------
OPERATING ACTIVITIES:
Net income                                     $        304       $      168
 Adjustments to reconcile net income to net
  cash provided by operating activities,
  excluding effects of acquisitions:
    Depreciation and amortization                       430              241
    Provision for deferred income taxes                  76              100
    Charge for purchased research and
     development                                        646                -
    Compensation expense related to stock
     and pension plans                                   28              776
    Increase in noncurrent installment accounts
      receivable                                       (909)            (415)
    Increase (decrease) in deferred maintenance
         revenue                                          5              (31)
    Gain on sale of property and equipment                -              (14)
    Changes in other operating assets and
      liabilities                                       254             (127)
                                               --------------     ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES               834              698

INVESTING ACTIVITIES:
Acquisitions, primarily purchased software,
 marketing rights and intangibles                    (4,139)            (217)
Purchase of property and equipment                     (119)            (142)
Proceeds from sale of property and equipment              -               38
Decrease (increase) in current marketable
 securities                                             127              (47)
Capitalized software development costs                  (25)             (21)
                                               --------------     ------------
NET CASH USED IN INVESTING ACTIVITIES                (4,156)            (389)

FINANCING ACTIVITIES:
Debt borrowings - net                                 3,163              567
Dividends paid                                          (21)             (23)
Exercise of common stock options/other                   81               31
Purchases of treasury stock                               -             (920)
                                               --------------     ------------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                                 3,223             (345)

DECREASE IN CASH AND CASH EQUIVALENTS
BEFORE EFFECT OF EXCHANGE RATE CHANGES ON CASH          (99)             (36)

Effect of exchange rate changes on cash                  (6)               4
                                               --------------     ------------

DECREASE IN CASH AND CASH EQUIVALENTS                  (105)             (32)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                              399              251
                                               --------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD     $        294        $     219
                                               ==============     ============

See Notes to Consolidated Condensed Financial Statements.

            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the nine months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Computer Associates International, Inc.'s (the "Registrant" or the "Company") Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

Cash Dividends: In December 1999, the Company's Board of Directors declared its regular, semi-annual cash dividend of $.04 per share. The dividend was paid on January 10, 2000 to stockholders of record on December 22, 1999.

Statements of Cash Flows: For the nine months ended December 31, 1999 and 1998, interest payments were $243 million and $98 million respectively, and income taxes paid were $246 million and $171 million, respectively.

Net Income per Share: Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding for the period, plus the assumed exercise of all dilutive securities, such as stock options.

                                       (In millions, except per share amounts)

                                     For the Three Months   For the Nine Months
                                      Ended December 31,     Ended December 31,
                                     --------------------   -------------------
                                       1999        1998       1999       1998
                                     --------    --------   --------   --------
Net Income                           $   401     $   355    $   304   $    168
                                     ========    ========   ========   ========
Diluted Earnings Per Share
-------------------------------------
Weighted average shares outstanding
 and common share equivalents            559         554        555        565

Diluted Earnings Per Share           $   .72     $   .64    $   .55   $    .30
                                     ========    ========   ========   ========
Diluted Share Computation:
    Average common shares outstanding    540         538        538        548
    Average common share
     equivalents                          19          16         17         17
                                     --------    --------   --------   --------
Weighted average shares outstanding
 and common share equivalents            559         554        555        565
                                     ========    ========   ========   ========

            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (Unaudited)

Comprehensive Income: Financial Accounting Standard ("FAS") No. 130, "Reporting Comprehensive Income" establishes new rules for reporting and displaying comprehensive income and its components; however, the adoption has no impact on the Company's net income or shareholders' equity. Comprehensive income includes foreign currency translation adjustments and unrealized gains or losses on the Company's available-for-sale securities which, prior to adoption, were reported separately in shareholders' equity. The components of comprehensive income, net of related tax, for the three month and nine month periods ended December 31, 1999 and 1998 are as follows:


                                                    (In millions)

                                     For the Three Months   For the Nine Months
                                      Ended December 31,     Ended December 31,
                                     --------------------   -------------------
                                       1999        1998       1999       1998
                                     --------    --------   --------   --------
Net income                           $   401     $   355    $   304   $    168
Foreign currency translation
 adjustment                              (44)         (5)       (42)        29
Reclassification adjustment included
 in net income                                                   (9)
                                     --------    --------   --------   --------
Total comprehensive income           $   357     $   350    $   253    $   197
                                     ========    ========   ========   ========

Software Revenue Recognition: In October 1997, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") 97-2 "Software Revenue Recognition," as amended in 1998 by SOP 98-4 and further amended by SOP 98-9, which is effective for transactions entered into in fiscal years beginning after March 15, 1999. These SOPs provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions, requiring deferral of part or all of the revenue related to a specific contract depending on the existence of vendor specific objective evidence and the ability to allocate the total contract value to all elements within the contract. Effective for the quarter ended June 30, 1999, the Company implemented the guidelines of SOP 98-9, with no material impact on its overall maintenance deferral. The Company believes that its maintenance deferral is consistent with current interpretations; however, as additional implementation guidelines become available, there may be unanticipated changes in the Company's revenue recognition practices including, but not limited to, changes in the period over which revenue is recognized up to and including recognition of revenue over the contract term. Any future implementation guidelines and interpretations may also require the Company to further change its business practices in order to continue to recognize a substantial portion of its software revenue when the product is delivered. These changes may extend sales cycles, increase administrative costs, or otherwise adversely affect existing operations and results of operations. The Company also continues to evaluate its pricing models to ensure that it remains competitive in an evolving marketplace. As such, there are no assurances that a change in the Company's pricing model will not impact its ability to recognize a substantial portion of its software revenue when the product is delivered.


Segment Disclosure: During fiscal year 1999, the Company adopted FAS No. 131, "Disclosures about Segments and Related Information" which establishes standards for reporting operating segments and disclosures about products and services, geographic areas, and major customers. The Company operates as a single segment providing integrated computer software solutions. The Company has no individual customers which constitute a significant concentration. See Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (Unaudited)

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

The Company recorded a $646 million charge against earnings for the write-off of purchased Platinum research and development technology that had not reached the working model stage and has no alternative future use. Had this charge not been taken during the quarter ended June 30, 1999, net income for the nine months ended December 31, 1999 would have been $950 million, or $1.71 per share on a diluted basis.

The following table reflects pro-forma combined results of operations of the Company and Platinum on the basis that the acquisition of Platinum had taken place at the beginning of the fiscal year for all periods presented:

                                       (In millions, except per share amounts)

                                     For the Three Months   For the Nine Months
                                      Ended December 31,     Ended December 31,
                                     --------------------   -------------------
                                       1999        1998       1999       1998
                                     --------    --------   --------   --------
Revenue                              $ 1,812    $  1,679    $ 4,750    $ 4,422
Net income (loss)                        401         327        241        (42)
Diluted earnings (loss) per share    $   .72     $   .59    $   .43   $   (.08)
Shares used in computation               559         554        555        548


The following table reflects pro-forma combined results of operations of the Company and Platinum on the basis that the acquisition of Platinum had taken place at the beginning of the fiscal year for all periods presented. All special charges, including the purchased research and development charge for Platinum in fiscal year 2000 of $646 million, the non-cash asset writedown of $37 million recorded in fiscal year 2000, the one-time charge of $1,071 million relating to the 1995 Key Employee Stock Ownership Plan (the "1995 Plan") recorded in fiscal year 1999, and all special charges recorded by Platinum in fiscal year 1999 have been excluded from all periods presented:

                                       (In millions, except per share amounts)

                                     For the Three Months   For the Nine Months
                                      Ended December 31,     Ended December 31,
                                     --------------------   -------------------
                                       1999        1998       1999       1998
                                     --------    --------   --------   --------
Revenue                              $ 1,812     $ 1,679    $ 4,750    $ 4,422
Net income                               425         331        910        702
Diluted earnings per share           $   .76     $   .60    $  1.64    $  1.24
Shares used in computation               559         554        555        565


            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (Unaudited)


NOTE B - ACQUISITIONS (CONTINUED)

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

During fiscal years 2000 and 1999, the Company acquired a number of other consulting businesses and product technologies in addition to the ones described above which, either individually or collectively, are not material. The acquisitions were all accounted for as purchases. The excess of cost over net assets acquired is amortized on a straight-line basis over the expected period to be benefited. The Consolidated Condensed Statements of Operations reflect the results of operations of the companies since the effective dates of the purchases.


NOTE C - ASSET WRITEDOWN

In the quarter ended December 31, 1999, the Company recorded a pre-tax impairment charge of approximately $37 million associated with an other than temporary decline in the fair value of $50 million of securities of CHS Electronics, Inc. purchased in the quarter ended June 1999. Such charge is included in selling, marketing, and administrative expenses in the accompanying Consolidated Condensed Statement of Operations.

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


RESULTS OF OPERATIONS


Revenue

For the three months ended December 31, 1999:

Total revenue for the quarter ended December 31, 1999 increased 33%, or $451 million, over the prior year's comparable quarter. Excluding an approximate $37 million negative foreign exchange impact, total revenue increased 36% to $1.85 billion. The product revenue achievement and growth over the prior year's comparable quarter were primarily attributable to demand for the Company's enterprise licensing plans, offering clients increased flexibility; the addition of Platinum products; and demand for Unicenter TNG (The Next Generation), a family of integrated business solutions for monitoring and administering systems management across multi-platform environments. These factors accounted for the increase in product revenue of approximately $360 million in the third quarter. Since the beginning of the fiscal year, the Company introduced the Millennium License, a perpetual MIPS based license with added flexibility in usage and pricing as well as enterprise licensing with separate optional maintenance. Acquisitions of services companies, including Platinum's services operations, as well as internal growth, increased professional services revenue by 64% or $49 million over the prior year's comparable period. Professional Services revenue is reflected in the "Product revenue and other related income" line of the Company's Statement of Operations. Maintenance revenue increased 23%, or $42 million, over last year's comparable quarter. Additional maintenance revenue from prior year license arrangements, as well as from Platinum licenses, was partially offset by the ongoing trend of site consolidations and expanding distributed platform revenues, which yield lower maintenance revenue.

                                   (In millions)

                         Product/   Professional
   Quarter Ended       Maintenance    Services       Total
   -------------       -----------  ------------   ---------
   December 31, 1999   $   1,686    $    126       $ 1,812

   December 31, 1998       1,284          77         1,361


Professional Services revenue for the quarter ended December 31, 1999 was negatively impacted by the Company's use of consultants to supplement its technical resources during and after the changeover of the date to the year
2000. The consultants were positioned at large client sites without charge to the client, to assist with any potential difficulties attributable to the date change. Such activities were conducted by the Company during the last five days of 1999, and the first five days of 2000.

Total North American revenue for the third quarter grew 41% over the prior year's third quarter. This resulted from continued growth in distributed platform product sales, OS/390 solutions, the addition of Platinum products, and professional services. North American sales represented 68% of revenue for the December 1999 quarter compared to 64% of revenue for the December 1998 quarter. The European market, the Company's

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

largest outside of North America, was marginally higher in the current quarter, with growth in the Asia/Pacific market contributing more than half of the $95 million increase over the prior year's comparable quarter.

                                       (In millions)

   Quarter Ended         North America   International     Total
   -------------         -------------   -------------   ---------
   December 31, 1999     $    1,232      $     580       $ 1,812

   December 31, 1998            876            485         1,361


Price changes did not have a material impact in this quarter or the prior year's comparable quarter.


For the nine months ended December 31, 1999:

On a year to date basis, total revenue increased 28%, or $1,016 million, from the comparable period in the prior year. The increase was primarily attributable to growth in distributed platform product revenue and the addition of Platinum products, which accounted for 50% of the Company's overall year to date revenue, as well as growth in professional services revenue. Year to date distributed platform and professional services revenue increased 35% and 97%, or $597 and $190 million, respectively, over the prior year. Maintenance revenue increased 16%, or $87 million, over last year's comparable period.

                                   (In millions)

                         Product/   Professional
   Nine Months Ended   Maintenance    Services       Total
   ----------------    -----------  ------------   ---------
   December 31, 1999   $    4,255   $    385       $ 4,640

   December 31, 1998        3,429        195         3,624


Total North American revenue for the nine months ended December 31, 1999 grew 34% over the prior year's comparable period. On a year to date basis, North American sales represented 69% of revenue for fiscal year 2000 and 65% of revenue for fiscal year 1999. On a year to date basis, international revenue increased by $207 million, or 17%, over the prior year. In addition, the effect of exchange rates on the US dollar versus foreign currencies decreased revenue by $76 million for the current year. Excluding the exchange impact, international revenue increased by $283 million, or 23% over the prior year. The growth in international revenue was supported by the Asia/Pacific operations, which contributed more than half of the $207 million increase this fiscal year compared to the prior fiscal year.


                                        (In millions)

   Nine Months Ended     North America   International     Total
   ----------------      -------------   -------------   ---------
   December 31, 1999     $    3,182      $   1,458       $ 4,640

   December 31, 1998          2,373          1,251         3,624


Price changes did not have a material impact year to date in fiscal year 2000 or in the comparable period in fiscal year 1999.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Costs and Expenses

For the three months ended December 31, 1999:

Selling, marketing and administrative expenses as a percentage of total revenue for the third quarter, excluding the asset writedown of $37 million, decreased to 35% from 37% the prior year. The decrease was largely attributable to efficiencies realized by eliminating redundant headcount and overhead expenses as a result of the Platinum integration. This was partially offset by an increase in personnel costs related to an overall increase in headcount resulting from the expansion of the Company's Field Services Group (professional services technical resources), as well as higher spending on marketing associated with a new television campaign which commenced in the quarter ended December 31, 1999. Net research and development expenditures increased $45 million, or 43%, for the third quarter compared to last year's third quarter. There was continued emphasis on adapting and enhancing products for the distributed processing environment, in particular Unicenter TNG, Jasmine ii, Neugents, the Enterprise and Workgroup Solutions, as well as broadening of the Company's e-commerce product offerings, and additional expenses related to development efforts of products obtained through the acquisition of Platinum. Commissions and royalties as a percentage of revenue were 5% for both the December 1999 and 1998 quarters. Depreciation and amortization expense in the third quarter increased $82 million from the comparable quarter in the prior year. The increase was primarily due to the additional amortization of purchased intangibles associated with the acquisition of Platinum marginally offset by the scheduled reductions in the amortization associated with past acquisitions. Net interest expense increased $64 million for the third quarter compared to last year's third quarter. The additional interest expense was related to the increase in average debt outstanding associated with borrowings incurred to fund the Platinum acquisition in the first quarter of fiscal year 2000 and other smaller acquisitions in the current and prior fiscal years.

For the nine  months ended December 31, 1999:

On a year to date basis, selling, marketing and administrative expenses as a percentage of total revenue, excluding the asset writedown in the current quarter, decreased to 38% from 40% the prior year. This decrease was largely attributable to efficiencies obtained by eliminating redundant headcount and overhead expenses as a result of the Platinum integration. Net research and development expenditures increased $105 million, or 34%, year to date. The increase was primarily attributable to continued emphasis on adapting and enhancing products for the distributed processing environment, as well as a broadening of the Company's e-commerce product offerings, and development of technology and products obtained through the acquisition of Platinum. Commissions and royalties as a percentage of revenue were 5% year to date for both fiscal years 2000 and 1999. On a year to date basis, depreciation and amortization expense increased by $189 million from the prior year. The increase was primarily due to the additional amortization of purchased intangibles associated with the acquisition of Platinum marginally offset by the scheduled reductions in the amortization associated with prior acquisitions. Net interest expense increased $153 million, or 168%, year to date from last year's comparable period as a result of the increase in average debt outstanding associated with the Platinum acquisition in the first quarter of fiscal year 2000 and other acquisitions during the fiscal year ended March 31, 1999.

Operating Margins

The pretax income of $642 million for the third quarter of fiscal year 2000 is an increase of 13%, or $75 million, over the third quarter in the prior year. Excluding the $37 million asset writedown, pretax income was $679 million, a 20% increase over the prior year's third quarter. The year to date pretax income was $874

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

million, reflecting the $646 million charge for in-process research and development relating to the acquisition of Platinum, and the $37 million asset writedown. Net income in the December 1999 quarter was $401 million, an increase of $46 million, or 13%, over the December 1998 quarter. Year to date net income, excluding the in-process research and development charge and asset writedown, was $973 million, an increase of $130 million, or 15%, over last year's net income, excluding the one-time after tax charge of $675 million associated with the vesting of 20.25 million shares under the 1995 Plan. The Company's consolidated effective tax rate for both comparable quarters and year to date, excluding the in-process research and development charge, was 37.5%. The current year's effective tax rate remains unchanged. The addition of non-deductible intangibles from the acquisition of Platinum was offset by a shift in the mix of domestic and foreign income.


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

Under the 1998 Incentive Award Plan (the "1998 Plan"), a total of 4 million Phantom Shares, as defined by the 1998 Plan, were available for grant to certain of the Company's employees from time to time through March 31, 2008. As of December 31, 1999, there are approximately 1.8 million Phantom Shares outstanding. Each Phantom Share is equivalent to one share of the Company's
Common Stock. Vesting is contingent upon attainment of specific criteria, including an annual Target Closing Price ("Price") for the Company's Common Stock, and the participant's continued employment. The Price is based on the average closing price of the Company's Common Stock on the New York Stock Exchange for the ten trading days up to and including March 31 of each fiscal year. If this Price is met on March 31, 2000, the Company will recognize a non-cash charge over the employment period. At this time, since the Price is undetermined, the amount of any such charge is unknown.


Risks and Uncertainties

The Company's products are designed to improve the productivity and efficiency of its clients' information processing resources. Accordingly, in a recessionary environment, the Company's products are often a reasonable economic alternative to customers faced with the prospect of incurring expenditures to increase their existing information processing resources. However, a general or regional slowdown in the world economy could adversely affect the Company's operations. Additionally, further deterioration of the exchange rate of foreign currencies against the US Dollar may continue to affect the Company's ability to increase its revenue within those markets.

As the Company grows, it is increasingly dependent upon large dollar enterprise transactions with individual clients. The size and magnitude of such transactions have increased over time. There are no assurances that comparable transactions will occur in subsequent periods.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The Company's future operating results may also be affected by a number of other factors, including but not limited to: the significant percentage of CA's quarterly sales consummated in the last few days of the quarter making financial predictions especially difficult and raising a substantial risk of variance in actual results; the risks of potential litigation arising from the year 2000 date change for computer programs; the emergence of new competitive initiatives resulting from rapid technological advances or changes in pricing in the market; the risks associated with new product introductions as well as the uncertainty of customer acceptance of these new or enhanced products from either CA or its competition; risks associated with the entry into new markets at lower profit margins, such as professional services; the risks associated with integrating newly acquired businesses and technologies; delays in product delivery; reliance on mainframe capacity growth; the ability to recruit and retain qualified personnel; business conditions in the client/server and mainframe software and hardware markets; uncertainty and volatility associated with Internet and eBusiness related activities; use of software patent rights to attempt to limit competition; fluctuations in foreign currency exchange rates and interest rates; the volatility of the international marketplace; and other risks described in the Company's filings with the Securities and Exchange Commission.


In-Process Research and Development

In the first quarter of fiscal year 2000, there was an after tax charge of $646 million for in-process technology relating to the Platinum acquisition, approximately 15 percent of the aggregate purchase price. There was no acquired in-process technology charge in fiscal year 1999. Acquired in-process research and development ("in- process R&D") charges relate to acquisitions of software companies accounted for under the purchase method, in which a portion of the purchase price is allocated to acquired in-process technology and expensed immediately since the technological feasibility of the research and development projects have not yet been achieved and are believed to have no alternative future use. An independent valuation was performed and used as an aid in determining the fair value of the identifiable assets and in allocating the purchase price among the acquired assets, including the portion of the purchase price attributed to in-process R&D.

The "Income Approach" was utilized for the valuation analysis. This approach focuses on the income producing capability of the asset and was obtained through on-site interviews with management, review of data provided by the Company and the acquired companies, and analysis of relevant market sizes, growth factors, and expected trends in technology. The steps followed in applying this approach included estimating the expected cash flow over its life and converting these cash flows to present value. Discounting the net cash flows back to their present value was based on a risk adjusted discount rate. The rate used in discounting the net cash flows from the in-process R&D ranged from 20 to 23 percent. This discount, higher than the Company's, is due to the uncertainties surrounding the successful development of in-process R&D. The projects, on average, were approximately 80 percent complete. The Company believes the discount rate is appropriate given the level of risk of unsuccessful completion of the technology after evaluating the stage of each project reviewed.

The Platinum projects currently under development consist primarily of application development, database and enterprise management tools, and data warehousing solutions. If these projects are not successfully developed, the revenue and profitability of the Company may be adversely affected in future periods. Additionally, the value of other intangible assets acquired may become impaired. Consistent with original projections, the Company's benefit from the purchased in-process R&D in the current fiscal quarter was marginal. The Company expects the benefit to increase over the next several quarters. Management believes that the assumptions used in the purchased in-process R&D valuation reasonably estimate the future benefits. There can be no assurance that in future periods actual results will not deviate from current estimates.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Year 2000

As of the date of this filing, the Company has not incurred any significant business disruptions nor product interruptions as a result of the Year 2000 date change. While no such occurrence has developed to date, Year 2000 issues may not become apparent as of this date, and therefore there is no assurance that the company will not experience future disruptions.

The Company has designed and tested substantially all of its recent product offerings to be Year 2000 compliant. These products have met rigorous compliance criteria and have undergone extensive review to detect any Year 2000 failures. The Company has publicly identified any products that have not been and will not be updated to be Year 2000 compliant and has been encouraging clients using these products to migrate to compliant versions/products. In general, these Year 2000 compliance efforts have been part of the Company's ongoing software development process. As such, incremental costs are not deemed material and have been included in net research and development expenses. The Year 2000 readiness of the Company's customers varies, and the Company continues to actively encourage its customers to prepare their own systems, making available a broad array of product, service, and educational offerings. These offerings have been made available to all clients and prospects. It is possible that the Company may experience increased expense levels addressing migration issues for such customers. There can be no assurances that the Company's compliant products do not contain undetected problems associated with Year 2000 compliance. Although the Company believes that its license agreements provide it with protection against liability, the Company cannot predict whether, or to what extent, any legal claims will be brought, or whether the Company will suffer any potential liability as a result of any adverse consequences to its customers.

The Company has recognized the significance of the Year 2000 issue as it relates to its internal systems including IT and non-IT systems, and understands that the impact extends beyond traditional hardware and software to automated facility systems and third party suppliers. The Company established a comprehensive four-step plan: (1) assessment; (2) remediation; (3) testing; and
(4) implementation, with dedicated project managers to address Year 2000 issues. With regard to internal administrative and financial systems, the Company completed conversion and testing efforts. For its facility-related systems such as telephone, voicemail, and security, the Company conducted internal assessment audits and confirmed Year 2000 readiness with its vendors. As part of the contingency planning efforts, the Company created alternative strategies, where necessary, if significant exposures were identified up to and including the Company's computer systems being rendered inoperable. The contingency plan addressed these issues including temporary relocation of employees, manual workarounds, and the use of Company-owned generators and cellular phones. The total cost of preparing internal systems to be Year 2000 compliant has not been and is not expected to be material to the Company's operations, liquidity, or capital resources. Total known expenditures, excluding personnel costs of existing staff, related to internal systems' Year 2000 readiness was approximately $30 million. Such expenditures commenced in 1996. Additionally, the Company adopted a Millennium Watch plan whereby clients around the world were provided with 24 hour onsite and in-house technical support from December 27, 1999 through January 7, 2000. In addition, the Company extended the schedules of the internal administrative and facility related staff to support the infrastructure during the Millennium Watch. It is estimated that the plan has resulted in approximately $8 million of additional expenditures over the period.

Demand for certain of the Company's products was generated by customers who were replacing or upgrading computer systems to accommodate the Year 2000 date change. With the arrival of Year 2000, demand for some of the Company's products may diminish, which could negatively impact the Company's revenue growth rate. Additionally, because the Company believes that some of its customers were allocating a substantial portion of their 1999 IT budgets to Year 2000 compliance, sales of certain of the Company's traditional product offerings may be adversely affected through the end of fiscal year 2000.

Item 2:
(Continued)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Liquidity and capital resources

Liquidity and capital resources:

The Company's cash, cash equivalents and marketable securities increased approximately $34 million from the September 30, 1999 balance of $356 million to $390 million at December 31, 1999. Cash generated from operations for the quarter was $163 million. On a year to date basis, cash from operations was $834 million as compared with $698 million for the prior comparable fiscal period. The current year was negatively impacted by $220 million of higher taxes and interest paid versus the prior year. The prior year was negatively impacted by a $318 million withholding tax payment related to the 1995 Plan. The Company continues to offer financing alternatives to its clients. The Company has increased the use of financing arrangements, which negatively impacted the cash generated from operations. Such financing, which the Company views as a competitive advantage, has been widely accepted by clients who have elected the use of this alternative.

The Company's bank credit facilities consist of a $1.5 billion 364-day revolving credit facility, a $1 billion 4-year revolving credit facility, and a $2 billion 4-year term loan. Interest charged is based on the London InterBank Offered Rate ("LIBOR") subject to a margin based on a bank credit facility ratings grid. The Company is required to maintain certain financial ratios. At December 31, 1999, a total of $3.5 billion was drawn under these facilities.

The company also utilizes other sources of liquidity in its capital structure. On April 24, 1998, the Company issued $1.75 billion of unsecured senior notes. Amounts borrowed, rates and maturities for each issue were $575 million at 6 1/4% due April 15, 2003, $825 million at 6 3/8% due April 15, 2005 and $350 million at 6 1/2% due April 15, 2008. Proceeds were used to repay borrowings from bank credit facilities and for general corporate purposes. The issuance of these notes allowed the Company to extend the maturity of its debt, commit to an attractive fixed rate of interest and broaden the Company's sources of liquidity. Debt ratings for the Company's senior unsecured notes and its bank credit facilities are Baa1 and BBB+ from Moody's Investor Services and Standard & Poor's, respectively. The Company also has $256 million of 6.77% senior notes outstanding at December 31, 1999.

The Company maintains an 85 million pound-sterling denominated credit facility (approximately US$137 million) established to finance construction of its new European Headquarters. Approximately US$122 million was outstanding under this facility at December 31, 1999. This facility is subject to interest primarily at the prevailing LIBOR subject to a fixed spread, which is dependent on the achievement of certain financial ratios. The Company is also required to maintain certain financial conditions. Additionally, the Company has approximately US$40 million of unsecured and uncommitted multicurrency lines of credit established to meet any short-term working capital needs for subsidiaries operating outside the U.S. During the quarter ended December 31, 1999, the Company did not purchase any shares under its various open market Common Stock repurchase programs. The cumulative total number of shares purchased is approximately 150 million shares. The remaining number of shares authorized for repurchase is approximately 50 million. In addition to expansion efforts at its U.S. headquarters in Islandia, N.Y., capital resource requirements at December 31, 1999 consisted of lease obligations for office space, computer equipment, mortgage or loan obligations and amounts due as a result of product and company acquisitions. It is expected that existing cash, cash equivalents, marketable securities, the availability of borrowings under credit lines, the availability of financing alternatives in the capital markets, and cash provided from operations will be sufficient to meet ongoing cash requirements.

Item 3:

             QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Exposure to market rate risk for changes in interest rates relate primarily to the Company's investment portfolio and its floating rate debt. On the investment side, the Company has a prescribed methodology whereby it invests its excess cash in debt instruments of government agencies and high quality corporate issuers (Standard & Poor's single "A" rating and higher). To further mitigate risk, the vast majority of the securities have a maturity date within one year. Holdings of any one issuer excluding the U.S. government shall not exceed 10%, and the portfolio is reviewed on a periodic basis and adjusted in the event that the credit rating of a security held has deteriorated. The Company has not used derivative financial instruments in its investment portfolio.

At December 31, 1999, the Company's outstanding debt approximated $5.6 billion with approximately $2 billion of fixed rate obligations. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on the current market rate. On an annual basis, each 25 basis point decrease in interest rates would increase the value of these instruments by approximately $5 million. Each 25 basis point increase or decrease in the level of interest rates would have approximately $9 million annual impact on variable rate debt interest based on the balances of such debt at December 31, 1999. In order to mitigate these risks, the Company maintains both fixed and floating rate debt instruments.

There have been no material changes in the way the Company conducts its worldwide business, foreign exchange risk management strategy, or investments in marketable equity securities, thus overall foreign currency exchange and equity price risk remains unchanged from the description in the Company's Form 10-K for the year ended March 31, 1999.

                           PART II. OTHER INFORMATION


Item 1:

                                LEGAL PROCEEDINGS

The Company and certain of its officers are defendants in a number of shareholder class action lawsuits alleging that a class consisting of all persons who purchased the Company's stock during the period January 20, 1998 until July 22, 1998 were harmed by misleading statements, representations, and omissions regarding the Company's future financial performance. These cases have been consolidated into a single action (the "Shareholder Action") in the United States District Court for the Eastern District of New York ("NY Federal Court"). Defendant's motion to dismiss was denied and discovery in the Shareholder Action has recently commenced. In addition, a number of derivative actions alleging facts similar to those alleged in the Shareholder Action were brought in the NY Federal Court. An additional derivative action, alleging that the Company issued more shares than were authorized under the 1995 Key Employee Stock Ownership Plan (the "1995 Plan"), was also filed in the NY Federal Court. In all but one of these derivative actions, all of the Company's directors at that time were named as defendants. These derivative actions have been consolidated into a single action (the "Derivative Action") in the NY Federal Court. Another derivative action was filed in the Chancery Court in Delaware (the "Delaware Action") also alleging that more shares were issued than were authorized under the 1995 Plan. In a decision dated November 8, 1999, the Chancery Court held that 9.5 million of the shares issued under the Plan, as well as all dividends and other financial benefits derived from the shares, should be returned to the Company. The Company and its directors, who are parties to the Delaware Action, as well as one of the Plaintiffs, have cross-appealed the Court's decision. The Court's order has been stayed pending outcome of the appeal. Although the ultimate outcome and liability, if any, cannot be determined in each of the actions, management, after consultation and review with counsel, believes that the facts in each of the actions do not support the plaintiffs' claims and that the Company and its officers and directors have meritorious defenses.

The Company, various subsidiaries, and certain current and former officers have been named as defendants in other various claims and lawsuits arising in the normal course of business. The Company believes that the facts do not support the plaintiffs' claims, and intends to vigorously contest each of them.

Item 2:

                        EXHIBITS AND REPORTS ON FORM 8-K


        (a) Exhibits.

            None.


        (b) Reports on Form 8-K:

            The Registrant filed a Report on Form 8-K dated November 22, 1999 reporting an event under Item 5.


                                   SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     COMPUTER ASSOCIATES INTERNATIONAL, INC.


     Dated: February 11, 2000           By: /s/Sanjay Kumar
                                        --------------------------------------
                                        Sanjay Kumar, President
                                        and Chief Operating Officer

     Dated: February 11, 2000           By: /s/Ira Zar
                                        --------------------------------------
                                        Ira Zar
                                        Sr. Vice President - Finance
                                        (Chief Financial and Accounting Officer)