Form 10-K
period 2000-03-31
COMPUTER ASSOCIATES INTERNATIONAL INC
filed 2000-06-09
CIK 356028

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2000
                                       OR

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes __X__ No ____.

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 5, 2000 was $24,733,109,998 based on a total of 440,188,832 shares held by non-affiliates and the closing price on the New York Stock Exchange on that date which was $56.19.

Number of shares of stock outstanding at June 5, 2000:
590,849,529 shares of Common Stock, par value $.10 per share.

Documents Incorporated by Reference:

Part III - Proxy Statement to be issued in conjunction with Registrant's Annual Stockholders' Meeting.

                                     PART I
 Item  1.  Business
 (a)  General  Business   Overview

     Computer Associates International, Inc. (the "Company," "Registrant," or "CA") is a leading business software company, delivering the end-to-end infrastructure to enable eBusiness through innovative technology, services, and education. CA provides mission-critical software solutions for all kinds of businesses throughout the world. With a portfolio of more than 800 software products, including enterprise management, database and application development, as well as the products that provide the infrastructure for eBusiness and eCommerce over the Internet, and a professional services organization dedicated to understanding the needs of its customers, CA is committed to meeting the information technology requirements of businesses in every sector of the economy.
     Built upon a common infrastructure, CA's array of enterprise management, information management, and business application software solutions are available for use on a variety of both mainframe and distributed systems. Because of its independence from hardware manufacturers, the Company provides clients with integrated solutions that are platform neutral.

     CA products can be used on all major hardware platforms, operating systems, and application development environments for enterprise computing. The operating environments include OS/390 from International Business Machines ("IBM"), the UNIX systems from such hardware vendors as Sun Microsystems, Inc. ("Sun"), Hewlett-Packard Company ("HP"), IBM, Compaq Computer Corporation ("Compaq"), and Windows NT from Microsoft Corporation.

     CA  maintains  a product  philosophy  of  internally  developing  products,
exemplified  by  its  flagship   product  family  Unicenter  TNG R  (The  Next
Generation),TM the industry's de facto standard for enterprise management software, coupled with the acquisition of key technology, the integration of the two, and the establishment of a network of strategic alliances with key business partners. The Company's service philosophy is similarly marked by a commitment to the development of a dedicated internal service staff, the acquisition of third-party service organizations, the integration of the two, and long-standing alliances with leading service providers.

     Since 1999, CA completed several strategic acquisitions, which included Computer Management Sciences, Inc. ("CMSI") in March 1999, a custom developer of information technology solutions. CMSI specialized in Internet development, business process reengineering, strategy planning, evolutionary downsizing, rapid application development, object-oriented databases, vendor software evaluation, and other key technology areas. This acquisition was accounted for using the purchase method of accounting. See Note 2 of Notes to Consolidated Financial Statements for additional information concerning acquisitions.

     In May 1999, the Company acquired PLATINUM technology International, inc. ("PLATINUM") in a cash transaction. PLATINUM was engaged in the design, development, marketing, and support of database tools and utilities, tools for enterprise management, data warehousing, and provided a wide range of professional services. The acquisition was accounted for using the purchase method of accounting. See Note 2 of Notes to Consolidated Financial Statements for additional information concerning acquisitions.

     In February 2000, the Company entered into an agreement to acquire Sterling Software, Inc. ("Sterling") through an exchange of stock. Sterling's solutions are used to create, control, automate, and manage both traditional and eBusiness systems. Sterling's portal technology provides access to data stored in corporate databases in the same way that Internet content portals provide access to the wealth of content on the Web. The acquisition further expanded CA's broad array of products and services while accelerating their delivery. The acquisition, completed on March 31, 2000, was accounted for using the purchase method of accounting. See Note 2 of Notes to Consolidated Financial Statements for additional information concerning acquisitions.

     As part of the Company's overall eBusiness initiative, CA released Jasmine R ii this past year. Jasmine ii is the world's first intelligent and integrated platform for eBusiness. Jasmine ii provides a complete solution for building, testing, and deploying intelligent eBusiness applications. Along with Unicenter TNG, which provides management of the eBusiness infrastructure, including Internet security and storage management, Jasmine ii is becoming a key solution within CA's eBusiness offerings.

     Also during fiscal year 2000, CA launched interBiz TM Solutions("interBiz") to assist clients, suppliers, and partners in capitalizing on eCommerce business opportunities. interBiz will use core CA technologies, including Unicenter TNG, Jasmine ii, 3-D visualization,and Neugents TM neural network pattern recognition to create a business management framework, named BizWorks,TM as foundation for inter- and intra-business communication and business application integration.

     The Company was incorporated in Delaware in 1974. In December 1981, CA completed its initial public offering of Common Stock. The Company's Common Stock is traded on the New York Stock Exchange under the symbol "CA".

(b) Financial Information About Industry Segments

     CA's global business is principally in a single industry segment-the design, development, marketing, licensing, and support of integrated computer software products operating on a diverse range of hardware platforms and operating systems.

     See Note 4 of Notes to Consolidated Financial Statements for financial data pertaining to geographic areas.

(c)  Narrative  Description  of Business

Products

     CA offers over 800 enterprise systems management, information management, application development, eBusiness, and business applications solutions to a broad spectrum of organizations. The Company's software products and service offerings enable clients to use their total data processing resources-hardware, software, and personnel-more efficiently.

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

     CA is the largest independent supplier of software solutions for IBM OS/390 and the acknowledged market leader in systems management. For over 20 years, CA solutions have enabled our clients to better manage the complex mainframe environment by providing them with the tools to measure and improve computer hardware and software performance and programmer productivity. As the information technology landscape has changed, these solutions have emerged as leaders in enterprise-wide systems as well as network management.

     While supporting the eBusiness enhancements of the most current release of IBM's OS/390 operating system through CA's systems and data management solutions, CA's software architecture is specifically designed to help clients migrate to distributed computing or build new distributed systems. The Company's integrated distributed systems management solutions manage this complex environment. Full-function distributed business applications simplify customization to meet unique business needs on a combination of platforms.

     This past fiscal year, CA announced Unicenter R TND TM(The Next Dimension), the latest version of Unicenter TNG, CA's award-winning enterprise management solution. By delivering time-based advancements in predictive management, Unicenter TND will enable clients to harness the dimension of time in order to optimize availability of their eBusiness environments.

     Since its introduction in fiscal year 1997, Unicenter TNG has become the industry's de facto standard for enterprise management software. Unicenter TNG is an object-oriented solution that enables organizations to visualize and control their entire information technology infrastructure-including applications, databases, systems, and networks-from a business perspective. This technology establishes a link between an organization's information technology resources and its business policies. Through Unicenter TNG, an organization can define its business policies, map these policies to particular resource management requirements, and then monitor resources for their support of specific business processes. The flexible Business Process Views TM can be customized to deliver the information based on specific roles, locations, resources, and any other dimensions of control. To visualize the complex interactions and interdependencies of an enterprise's entire distributed environment,Unicenter TNG employs a Real World Interface TM that incorporates 3-D animation and elements of virtual reality. The revolutionary technology of Unicenter TND, built on Jasmine ii, provides the platform to manage processes and transactions at every point in Business-to-Business (B2B) and Business-to-Consumer (B2C) environments.

     Following full-scale delivery in fiscal year 1999 of Neugents, CA's patented neural network-based technology, clients began actual deployment of Neugents in their environments. From building intelligent eBusiness applications with Jasmine ii to ensuring optimal service for eBusiness with Unicenter TNG to maximizing eBusiness opportunities with CA Services,TM Neugents enable clients to reduce costs, simplify operational complexity, and improve staff efficiency. Neugents provide predictive intelligence to virtually all aspects of CA's end-to-end infrastructure for eBusiness. Neugents are intelligent software agents that exist throughout various computing environments to recognize certain patterns and record the resulting transition states. Neugents enable an entirely new generation of business applications to analyze conditions in business markets and technical environments, predict changes in those conditions, and suggest courses of action to capitalize on opportunities and/or avoid potential problems. When employed with Unicenter TNG, Neugents can proactively prevent performance and availability problems with a level of precision and rigor unattainable by conventional trend and resource analysis solutions.

     With this year's release of Jasmine ii, CA offers a comprehensive information infrastructure that enables organizations to use leading-edge technologies as well as existing data and logic to quickly build, deploy and manage a new generation of intelligent eBusiness solutions. These highly visual Web-enabled applications effectively use a broad spectrum of enterprise information resources, communication facilities, and end-user devices to deliver substantial competitive advantages in today's rapidly evolving business environment. Leveraging CA's patented Neugents technology, Jasmine ii is a complete eBusiness platform, powering unique and dynamically personalized Exchanges and Portals. It dramatically speeds time-to-market of B2B, B2C, Application Service Providers (ASP), and trading exchange applications.

     The prevalence of the Internet and electronic communications has increased the possibility of security breaches of an organization's information systems and data. For over 20 years, CA clients have relied upon CA's security solutions, such as CA-Top Secret R and CA-ACF2 R in the OS/390 marketplace, to protect data from internal and external intrusion. CA's leading-edge security solutions provide access control, authentication and authorization for complete cross-platform security and enable organizations to set security policies mapped to their business objectives. To meet the growing security concerns associated with the expansion of eBusiness and eCommerce, CA introduced its eTrust TM offerings during fiscal year 2000. eTrust is a comprehensive set of security solutions designed to assure privacy of information, certify user identification and authorization, protect business assets against malicious attacks such as viruses, and prevent destruction and theft of information. Included are eTrustTM Access Control,TM eTrust TM Admin, eTrust TM Anti-Virus, eTrust TM Audit, eTrust TM Desktop Security, and eTrust TM Encryption. In addition, CA provides a wide range of services, such as the implementation of appropriate protection policies and procedures, to complement these eTrust products. With its existing mainframe storage management products, the ARCserve R storage management tools, and the storage tools recently acquired from Sterling, the Company's storage solutions deliver a comprehensive integrated management solution for enterprise-wide data storage. This includes leading-edge backup and recovery for SANs (Storage Area Networks) and Windows 2000.

     For more than 20 years, CA has been the premium provider of systems and database management solutions for OS/390. CA's OS/390 solutions, including security scheduling, storage, automation, performance and output management products, interface with the newest release of IBM's flagship server environment to better manage this complex mainframe environment.

Professional  Services

     Through the acquisition of PLATINUM and Sterling as well as through the addition of specialized professional services companies, the Company continued expansion of its professional services organization during fiscal year 2000. Now known as CA Services, it is responsible for providing a broad spectrum of services ranging from consulting to implementation to comprehensive outsourcing and custom developing leading-edge IT solutions. These services can improve implementation and deployment of the Company's solutions to enable eBusiness, which the Company believes will lead to universal customer satisfaction and greater follow-on sales.

Sales and Marketing

     CA distributes, markets, and supports its products on a worldwide basis with its own employees and a network of independent value-added resellers ("VARs"), distributors, and dealers. The Company has approximately 5,600 sales and sales support personnel engaged in promoting the licensing of the Company's products.

     In April 2000, the Company realigned its entire sales organization, changing its focus from one based primarily on geography to one based on product orientation. The worldwide sales organization is now aligned into three main groups, with primary emphasis on the following product areas: OS/390, distributed enterprise management, and distributed application and information management. A separate Strategic Accounts group provides additional services to large clients, including facilities managers. Facilities managers deliver data processing services using the Company's products to those companies that prefer to "outsource" their computer processing operations.

     The Company also operates through wholly owned subsidiaries located in 44 countries outside the United States. Each of these subsidiaries has sales executives that market all or most of the Company's products in their respective territory. Approximately 34% of CA's net revenue in fiscal year 2000 was derived from operations outside the United States. In addition, the Company's products are marketed by independent distributors in those limited areas of the world where it does not have a direct presence. Revenue from independent distributors accounted for less than 1% of the Company's fiscal year 2000 revenue.

     The Company's marketing and marketing services groups produce substantially all of the user documentation for its products, as well as promotional brochures, advertising, and other business solicitation materials. The duties of these groups include the writing of the requisite materials, editing, typesetting, photocomposition, and printing.

Licensing

     CA does not sell or transfer title to its products to its clients. The products are licensed on a "right to use" basis pursuant to license agreements. Such licenses generally require that the client use the product only for its internal purposes at its own computer installation. In addition, the Company offers license agreements to facility managers which enable them to use the Company's software in conjunction with their outsourcing business. Under certain circumstances, the Company will also license, on a non-exclusive basis, clients and other third parties as resellers of certain of the Company's products. The Company is encouraging VARs to actively market the Company's products. VARs often bundle the Company's products with specialized consulting services to provide clients with a complete solution. Such VARs generally service a particular market or sector and provide enhanced user-specific solutions.

     CA offers several types of software licenses. Under the standard license form, the client agrees to pay a license fee for use of the software and either an annual usage and maintenance fee, or an annual optional maintenance fee for as long as the client elects to continue receiving maintenance services. Where maintenance is elected throughout the license term, the maintenance fees typically approximate 20% of the aggregate license and maintenance fees for the product. Where applicable, payment of the maintenance fee entitles the client to receive technical support for the product, as well as to receive all enhancements and improvements (other than features subject to a separate charge) to the product developed by the Company during the period covered. A significant number of the Company's clients elect to license the Company's products under a variety of installment payment options. These plans primarily incorporate license fees and optional maintenance fees into annual or monthly payments ranging from one to ten years.

     The Company also offers licenses for products and groups of products based on the size of an enterprise's computing power as measured in MIPS-millions of instructions per second. Under this option, the client is free to reallocate hardware or modify user configurations without incremental costs. Similar licensing alternatives are available for CA's midrange and UNIX-based software products. Some of the Company's distributed products, notably the Unicenter TNG family of products, are licensed on a power unit basis. These licenses are typically perpetual in nature whereby the client has the option to elect maintenance (technical support and product enhancements) on an annual basis. Distributed products sold through third-party VARs, distributors, and dealers are generally subject to distribution licensing agreements and end-user "shrink wrap" licenses.

     Product revenue for licenses is recognized upon delivery of the product to the client. Maintenance fees are recognized ratably over the agreed maintenance term. When the client has elected to pay the license fee in monthly or annual installments, the present value of the license fee is recognized as product revenue upon delivery of the product. Maintenance is unbundled from the selling price and ratably recognized over the term of the agreement. See Note 1 of Notes to Consolidated Financial Statements for further discussion of revenue recognition policies.

     Under its standard form of license agreement, the Company warrants that its products will perform in accordance with specifications published in the product documentation.

Competition and Risks

     The computer software business is highly competitive. It is marked by rapid, substantial technological change, as well as the steady emergence of new companies and products. In addition, it is affected by such issues as the Year 2000 date change and the introduction by the European Economic and Monetary Union of the Euro. There are many companies, including IBM, Sun, HP, Compaq, and other large computer manufacturers, which have substantially greater resources, as well as the ability to develop and market software programs similar to and competitive with the products offered by the Company. Competitive products are also offered by numerous independent software companies, which specialize in specific aspects of the highly fragmented software industry. Some, like Microsoft, Oracle Corporation, and SAP AG, are the leading developers and vendors in their specialized markets.

     IBM, HP, Sun, Compaq, and Microsoft are by far the largest suppliers of systems software, and are the manufacturers of the computer hardware systems used by most of the Company's clients. Historically, these operating system manufacturers have modified or introduced new operating systems, systems software, and computer hardware. Such new products could in the future incorporate features which are currently performed by the Company's products or could require substantial modification of the Company's products to maintain compatibility with these companies' hardware or software. Although the Company has to date been able to adapt its products and its business to changes introduced by hardware manufacturers, there can be no assurance that it will be able to do so in the future.

     In the past, licensees using proprietary operating systems were furnished with "source code," which makes the operating system generally understandable to programmers, or "object code," which directly controls the hardware, and other technical documentation. Since the availability of source code facilitated the development of systems and applications software which must interface with the operating systems, independent software vendors such as the Company were able to develop and market compatible software. IBM and other hardware vendors have a policy of restricting the use or availability of the source code for some of their operating systems. To date, this policy has not had a material effect on the Company. However, such restrictions may, in the future, result in higher research and development costs for the Company in connection with the enhancement and modification of the Company's existing products and the development of new products. Although the Company does not expect such restrictions will have this effect on its products, there can be no assurance that such restrictions or other restrictions will not have a material adverse effect on the Company's business.

     The Company anticipates ongoing use of microcode or firmware provided by hardware manufacturers. Microcode and firmware are essentially software programs in hardware form and are therefore less flexible than pure software. The Company believes that such continued use will not have a significant impact on the Company's operations and that its products will remain compatible with any changes to such code. However, there can be no assurance that future technological developments will not have an adverse impact on the Company's operations.

     Although no company competes with CA across its entire software product line or a significant portion thereof, the Company considers at least 75 firms to be directly competitive with one or more of the Company's systems software packages. In database management, applications development, enterprise management, and applications software for the desktop, distributed, and mainframe environments, there are hundreds of companies whose primary business focus is on at least one but not all of these solutions. Certain of these companies have substantially larger operations than the Company's in these specific niches. Many companies, large and small, use their own technical personnel to develop programs similar to those of the Company; these companies may rightly be seen as competitors of the Company. The Company believes that the most important considerations for potential purchasers of software packages are: product capabilities; ease of installation and use; dependability and quality of technical support; documentation and training; the experience and financial stability of the vendor; integration of the product line; and, to a lesser extent, price. Price is a strong factor in the distributed marketplace. As the distributed market continues to expand and develop, competitors could be expected to form strategic alliances or acquire other companies to increase their presence in this market.

     The Company's products are designed to improve the productivity and efficiency of its clients' information processing resources. Accordingly, in a recessionary environment, the Company's products are often a reasonable economic alternative to customers faced with the prospect of incurring expenditures to increase their existing information processing resources. However, a general or regional slowdown in the world economy could adversely affect the Company's operations. Additionally, further deterioration of the exchange rate of foreign currencies against the U.S. dollar may continue to affect the Company's ability to increase its revenue within those markets.

     As the Company grows, it is increasingly dependent upon large dollar enterprise transactions with individual clients. The size and magnitude of such transactions have increased over time. There are no assurances that comparable transactions will occur in subsequent periods.

     The Company's future operating results may also be affected by a number of other factors, including but not limited to: a significant percentage of the Company's quarterly sales being finalized in the last few days of the period making financial forecasts especially difficult, which could create a substantial risk of variances with the actual results; the continued risks of potential litigation arising from the Year 2000 date change for computer programs; the emergence of new competitive initiatives resulting from rapid technological advances; changes in pricing in the market; the risks associated with new product introductions as well as the uncertainty of marketplace acceptance of these new or enhanced products from either the Company or its competitors; risks associated with the entry into new markets at lower profit margins, such as professional services; the risks associated with integrating newly acquired businesses and technologies; delays in product delivery; reliance on mainframe capacity growth; the ability to recruit and retain qualified personnel; business conditions in the distributed and mainframe software and hardware markets; the strength of the Company's distribution channels; uncertainty and volatility associated with Internet and eBusiness related activities; the ability to update the Company's product offerings to conform with new governmental rules; use of software patent rights to attempt to limit competition; fluctuations in foreign currency exchange rates and interest rates; the volatility of the international marketplace; uncertainties relative to global economic conditions; the Company's reliance on a single family of products for a material portion of its sales; the effect of new accounting pronouncements and interpretations on the Company's revenue recognition practices; the Company's ability to manage fixed and variable expense growth relative to revenue growth; and other risks described in the Company's filings with the Securities and Exchange Commission.

     With the acquisition of Sterling on March 31, 2000, and a subsequent worldwide sales reorganization in April 2000, there can be no assurances that the distractions and uncertainties caused by these events will not have a negative effect on the Company's revenue and net income during fiscal year 2001.


Product Protection

     The products of the Company are treated as trade secrets which contain confidential information. CA relies on its contractual agreements with clients as well as its own security systems and confidentiality procedures for protection. In addition to obtaining patent protection for new technology, the Company protects its products, their documentation, and other written materials under copyright law. The Company also obtains trademark protection for its various product names. CA from time to time receives notices from third parties claiming infringement by the Company's products on third-party proprietary rights. The Company expects that its software will be subject to such claims more frequently as the number of products and competitors in the Company's industry grows and the functionality of products overlap. Such claims could result in litigation, which could be costly and/or result in licensing arrangements on terms not favorable to the Company, including the payment of royalties to third parties. CA's business could be adversely affected by such litigation and licensing arrangements and by any inability on CA's part to develop substitute technology.

Clients

     No individual client accounted for a material portion of the Company's revenue during any of the past three fiscal years. Since the majority of the Company's software is used with relatively expensive computer hardware, most of its revenue is derived from companies which have the resources to make a substantial commitment to data processing and their computer installations. The majority of the world's major companies use one or more of the Company's software packages. The Company's software products are generally used in a broad range of industries, businesses, and applications. The Company's clients include manufacturers, financial service providers, banks, insurance companies, educational institutions, hospitals, and government agencies. The Company's products are also sold to and through distributors and VARs.

Product Development

     The history of the computer industry has seen rapid changes in hardware and software technology. The Company must maintain the usefulness of its products as well as modify and enhance its products to accommodate changes to, and to ensure compatibility with, hardware and software.

     To date, the Company has been able to adapt its products to changes in the computer industry and, as described more fully in "General Business Overview-Products," the Company believes that it will be able to do so in the future. Computer software vendors must also continually ensure that their products meet the needs of clients in the ever-changing marketplace. Accordingly, the Company has the policy of continually enhancing, improving, adapting, and adding new features to its products, as well as developing additional products. The Company offers a facility for many of its software products whereby problem diagnosis, program "fixes," and other mainframe services can be provided online between the client's installation and the support facilities of the Company. Another service, CA-TCC SM (Total Client
Care),SM provides a major extension to existing support services of the Company by offering access to the Company's client support database. In addition, the Company offers support services online via the Internet through its Web Track facility. These services have contributed to the Company's ability to provide maintenance more efficiently.

     Product development work is primarily done at the Company's facilities in San Diego, California; Maitland, Florida; Chicago, Illinois; Framingham, Massachusetts; Mount Laurel, New Jersey; Princeton, New Jersey; Islandia, New York; Cincinnati, Ohio; Pittsburgh, Pennsylvania; Dallas, Texas; and Herndon, Virginia. The Company also performs product development in Sydney, Australia; Vienna, Austria; Brussels, Belgium; Vancouver, Canada; Ditton Park, England;
Paris, France; Darmstadt, Germany; Tel Aviv, Israel; and Milan, Italy. For fiscal years ended March 31, 2000, 1999, and 1998, product development and enhancements charged to operations were $568 million, $423 million, and $369 million, respectively. In fiscal years 2000, 1999, and 1998, the Company capitalized $36 million, $29 million, and $23 million, respectively, of internally developed software costs.

     Certain of the Company's products were acquired from other companies and individuals. The Company continues to seek synergistic companies, products, and partnerships. The purchase price of acquired products (such as purchased software) is capitalized and amortized over the useful life of such purchases or a period not exceeding seven years.

Employees

     As of March 31, 2000, the Company had approximately 21,000 employees. Of this total, approximately 2,600 were located at its headquarters facility in Islandia, New York, approximately 10,300 were located at other offices in the United States, and approximately 8,100 were located at its offices in foreign countries. Of the total employees, approximately 5,200 were engaged in product development efforts, 6,700 were part of the Field Services Group, and 5,600 were engaged in sales and sales support functions. The Company believes its employee relations are excellent.

(d)  Financial  Information  About  Foreign and Domestic  Operations  and Export
Revenue

     See Note 4 of Notes To Consolidated Financial Statements for financial data pertaining to the geographic distribution of the Company's operations.

Item 2. Properties

     The principal properties of the Company are geographically distributed to meet sales and operating requirements. All of the properties of the Company are generally considered to be both suitable and adequate to meet current operating requirements.

     The Company leases approximately 260 office facilities throughout the United States, including two new regional facilities in Herndon, Virginia and Framingham, Massachusetts totaling approximately 230,000 square feet and 150,000 square feet, respectively. The Company has approximately 245 office facilities outside the United States. Expiration dates on material lease obligations range from fiscal years 2001 to 2023.

     The Company owns an 850,000 square-foot Corporate Headquarters in Islandia, New York, as well as various office facilities in the United States ranging from 1,000 to 250,000 square feet. The Company owns two office facilities in Germany totaling approximately 120,000 square feet and one office facility in Italy with approximately 140,000 square feet. In October 1999, the Company completed construction of its 250,000 square-foot European Headquarters in the United Kingdom.

     The Company owns various computer, telecommunications, and electronic equipment. It also leases IBM, HP, Sun, Comdisco, Ameritech, El Camino, Meridian, and DG computers located at the Company's facilities in Islandia, New York and Chicago, Illinois. This equipment is used for the Company's internal product development, for technical support efforts and for administrative purposes. The Company considers its computer and other equipment to be adequate for its needs. See Note 7 of Notes to Consolidated Financial Statements for information concerning lease obligations.

Item 3. Legal Proceedings

     The Company and certain of its officers are defendants in a number of shareholder class action lawsuits alleging that a class consisting of all persons who purchased the Company's stock during the period January 20, 1998 until July 22, 1998 were harmed by misleading statements, representations, and omissions regarding the Company's future financial performance. These cases have been consolidated into a single action (the "Shareholder Action") in the United States District Court for the Eastern District of New York ("New York Federal Court"). The New York Federal Court has denied the defendants' motion to dismiss the Shareholder Action, and the parties currently are engaged in discovery. Although the ultimate outcome and liability, if any, cannot be determined, management, after consultation and review with counsel, believes that the facts in the Shareholder Action do not support the plaintiffs' claims and that the Company and its officers and directors have meritorious defenses.

     In addition, three derivative actions alleging misleading statements and omissions similar to those alleged in the Shareholder Action were brought in the New York Federal Court on behalf of the Company against a majority of the Company's directors. An additional derivative action on behalf of the Company, alleging that the Company issued 14.25 million more shares than were authorized under the 1995 Key Employee Stock Ownership Plan (the "1995 Plan"), also was filed in the New York Federal Court. These derivative actions have been consolidated into a single action (the "Derivative Action") in the New York Federal Court. The Derivative Action has been stayed. Lastly, a derivative action on behalf of the Company was filed in the Chancery Court in Delaware (the "Delaware Action") alleging that 9.5 million more shares were issued to the three 1995 Plan participants than were authorized under the 1995 Plan. The Company and its directors who are parties to the Derivative Action and the Delaware Action have announced that an agreement has been reached to settle the Delaware Action and the Derivative Action. Under the terms of the proposed settlement, which is subject to the approval of the Delaware Court of Chancery and dismissal of related claims by the New York Federal Court, the 1995 Plan participants will return 4.5 million shares of Computer Associates stock to the Company, at which time the Company will record a non-cash gain.

     The Company, various subsidiaries and certain current and former officers have been named as defendants in various claims and lawsuits arising in the normal course of business. The Company believes that the facts do not support the plaintiffs' claims and intends to vigorously contest each of them.

Item 4. Submission of Matters to Vote of Security Holders

None.

Executive Officers of the Registrant

     The name, age, present position, and business experience of all executive officers of the Company as of June 7, 2000 are listed below:


Name                            Age     Position
Charles B. Wang (1)             55      Chairman, Chief Executive Officer, and Director
Sanjay Kumar (1)                38      President, Chief Operating Officer, and Director
Russell M. Artzt (1)            53      Executive Vice President-Research and Development, and Director
Ira Zar                         38      Executive Vice President-Finance and Chief Financial Officer
Michael A. McElroy              55      Senior Vice President and Secretary
Lisa Savino                     34      Vice President and Treasurer

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

     Mr. Zar has been Chief Financial Officer since June 1998. He was named Executive Vice President in 1999, having previously been a Senior Vice President of the Company since 1994. Mr. Zar joined the Company in June 1982.

     Mr. McElroy was elected Secretary of the Company effective January 1997. He was named Senior Vice President in 1999, having previously been a Vice President of the Company since April 1989. He joined the Company in February 1988 and served as Secretary from April 1988 through April 1991.

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

                          Fiscal Year 2000   Fiscal Year 1999
                          ----------------   ----------------
                           High       Low     High     Low
Fourth Quarter............ $75.00     $57.13  $51.50   $32.88
Third Quarter............. $70.38     $52.13  $45.94   $31.44
Second Quarter............ $61.50     $43.63  $61.00   $27.00
First Quarter............. $54.75     $34.19  $61.13   $50.94


     On March 31, 2000, the closing price for the Company's Common Stock on the New York Stock Exchange was $59.19. The Company currently has approximately 10,000 record stockholders.

     The Company has paid cash dividends in July and January of each year since July 1990 and intends to continue that policy. The Company's most recent dividend, paid in January 2000, was $.04 per share.

Item 6. Selected Financial Data

     The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

                                                                         Year Ended March 31,
                                                 --------------------------------------------------------------
INCOME STATEMENT DATA                            2000(1)(2)     1999(3)        1998(4)    1997(5)      1996(6)
                                                 --------------------------------------------------------------
(in millions, except per share amounts)
Contract value (7) ..........................   $ 6,766         $ 5,253      $ 4,719      $ 4,040      $ 3,505
Net revenue .................................     6,103           4,666        4,206        3,680        3,069
Net income (loss) ...........................       696             626        1,169          366          (56)
- Basic earnings (loss) per common share(8)     $  1.29         $  1.15      $  2.14      $   .67      $  (.10)
- Diluted earnings (loss) per common share(8)      1.25            1.11         2.06          .64         (.10)
Dividends declared per common share(8) ......      .080            .080         .073         .065         .061



                                                                            March 31,
                                                --------------------------------------------------------------
BALANCE SHEET AND OTHER DATA                    2000(1)(2)      1999(3)       1998(4)       1997(5)     1996(6)
                                                --------------------------------------------------------------
(in millions)
Cash from operations ........................   $ 1,566         $ 1,267      $ 1,040      $   790      $   619
Working capital (deficiency) ................       988             768          379           53          (53)
Total assets ................................    17,493           8,070        6,706        6,084        5,016
Long-term debt (less current maturities) ....     4,527           2,032        1,027        1,663          945
Stockholders' equity ........................     7,037           2,729        2,481        1,503        1,482

(1) Includes after-tax charges of $645 million related to the acquisition of PLATINUM in May 1999 and $150 million related to the acquisition of Sterling in March 2000. See Note 2 of Notes to Consolidated Financial Statements for additional information.

(2) Includes an after-tax charge of $32 million related to CHS Electronics, Inc.

(3)Includes an after-tax charge of $675 million related to the 1995 Key Employee Stock Ownership Plan.

(4)Includes an after-tax charge of $21 million related to the Company's unsuccessful tender offer for Computer Sciences Corporation.

(5) Includes an after-tax charge of $598 million related to the acquisition of Cheyenne Software, Inc. in November 1996.

(6)Includes an after-tax charge of $808 million related to the acquisition of Legent Corporation in August 1995.

(7) See Note 1 of Notes to Consolidated Financial Statements for additional information.

(8) Adjusted to reflect the three-for-two stock splits effective August 21, 1995, June 19, 1996, and November 5, 1997.

Item 7. management's Discussion and Analysis of Financial Condition and Results of Operations

     This Annual Report on Form 10-K contains certain forward-looking statements and information relating to the Company that are based on the beliefs and assumptions made by the Company's management as well as information currently available to management. When used in this document, the words "anticipate," "believe," "estimate," and "expect," and similar expressions, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, or expected. The Company does not intend to update these forward-looking statements.

Fiscal Year 2000

     Total contract value for the year ended March 31, 2000 increased 29%, or $1.51 billion, over the prior year. Excluding an approximate $107 million negative foreign exchange impact, total contract value increased 31% to $6.87 billion. Net revenue increased 31%, or $1.44 billion for the year. The license revenue increase was primarily attributable to growth in distributed platform product fees principally Unicenter TNG, a family of integrated business solutions for monitoring and administering systems management across multi-platform environments, the addition of PLATINUM products and the demand for eCommerce solutions. The distributed platform accounted for 50% of the Company's overall year-to-date contract value, increasing 35%, or $870 million, over the prior fiscal year. Maintenance increased 18%, or $135 million, over last year. The increase was primarily due to additional maintenance from prior year license arrangements, as well as from PLATINUM licenses.

     Acquisitions of several services companies, including PLATINUM's services operations and CMSI, as well as internal growth, increased professional services revenue by 74%, or $212 million, over the prior year. Professional services for the year ended March 31, 2000 was negatively impacted by the Company's use of consultants to supplement its technical resources during and after the changeover of the date to the year 2000. The consultants were positioned at large client sites, without charge to the client, to assist with any potential difficulties attributable to the date change. Such activities were conducted by the Company during December 1999 and January 2000. The process of reducing low margin contracts associated with recently acquired companies has negatively impacted professional services revenue.

     Total net revenue in the United States for the year ended March 31, 2000 grew 38% over the prior year. This resulted from continued growth in distributed platform product sales, OS/390 solutions, the addition of PLATINUM products, and professional services. On a year-to-date basis, sales in the United States represented 66% of net revenue for fiscal year 2000, compared to 63% for fiscal year 1999. On a year-to-date basis, international net revenue, excluding the $107 million negative foreign exchange impact, increased by $437 million, or 28%, over the prior year. The international growth was supported by the Asia/Pacific operations, which contributed more than half of the increase this fiscal year compared to the prior fiscal year.

     Price changes did not have a material impact year-to-date in fiscal year 2000 or in the comparable period in fiscal year 1999.

     Selling, general, and administrative expenses as a percentage of net revenue for the year, excluding the charges associated with CHS Electronics, Inc. ("CHS") of approximately $50 million, decreased to 30% from 31% the prior year. The decrease was largely attributable to efficiencies realized by eliminating redundant headcount and overhead expenses as a result of the PLATINUM integration. This was partially offset by an increase in personnel costs related to an overall increase in headcount resulting from the expansion of the Company's Field Services Group (professional services technical resources), as well as higher spending on marketing associated with a new television campaign which commenced in the quarter ended December 31, 1999. Product development and enhancement expenses increased $145 million, or 34%, for the year compared to last year. There was continued emphasis on adapting and enhancing products for the distributed processing environment, in particular Unicenter TNG, Jasmine ii, and Neugents, as well as the broadening of the Company's eCommerce product offerings, and additional expenses related to development efforts of products obtained through the acquisition of PLATINUM. Commissions and royalties as a percentage of net revenue were 5% and 6% for fiscal years 2000 and 1999, respectively. Depreciation and amortization expense in the year increased $269 million. The increase was primarily due to the additional amortization of purchased intangibles associated with the acquisition of PLATINUM, marginally offset by the scheduled reductions in the amortization associated with past acquisitions. Net interest expense increased $216 million for this year compared to last year. The additional interest expense was related to the increase in average debt outstanding associated with borrowings incurred to fund the PLATINUM acquisition in the first quarter of fiscal year 2000 and other smaller acquisitions in the current and prior fiscal years.

     The pre-tax income of $1.59 billion for fiscal year 2000 is an increase of 57%, or $580 million, over fiscal year 1999. Excluding special charges of $645 and $150 million for in-process research and development relating to the acquisitions of PLATINUM and Sterling, respectively, and approximately $50 million relating to CHS, pre-tax income would be $2.44 billion, a 17% increase over the prior year exclusive of any special charges. Net income for the year ended March 31, 2000 was $696 million, an increase of $70 million, or 11%, over fiscal year 1999. Year-to-date net income, excluding the aforementioned in-process research and development charges and CHS charge, was $1.52 billion, an increase of $222 million, or 17%, over last year's net income, exclusive of the one-time after-tax charge of $675 million associated with the vesting of
20.25 million shares under the 1995 Plan. The Company's consolidated year-to-date effective tax rate, excluding the purchased research and development and the 1995 Plan charges, was 37.5% for both fiscal years 2000 and 1999. The addition of non-deductible intangibles from the acquisition of PLATINUM was offset by a shift in the mix of domestic and foreign income.

     Earnings before interest, taxes, depreciation, and amortization ("EBITDA") totaled $3.37 billion for fiscal year 2000, an increase of 33%, or $841 million, over fiscal year 1999. This EBITDA total is derived by adding back interest, depreciation and amortization, and income taxes into the $1.52 billion year-to-date net income prior to special charges.

Fiscal Year 1999

     The Company's fiscal year 1999 total contract value of $5.3 billion increased 11% over the $4.7 billion in fiscal year 1998. The growth was primarily attributable to greater contract value from product licensing fees, the continued demand for less restrictive enterprise licensing pricing options, and an emphasis placed on professional services. Unicenter TNG, a family of integrated business solutions for monitoring and administering systems management across multi-platform environments accounted for approximately 25% of the Company's overall contract value. Net revenue also increased 11%, or $460 million for the year. Professional services revenue from the Company's consulting services business and educational programs for fiscal year 1999 grew by 89%, or $136 million over fiscal year 1998, to $288 million. The growth was primarily attributable to an increase in billable hours. Maintenance, which is deferred and ratably recognized over the term of the agreement increased 1%, or $9 million in fiscal year 1999. Additional maintenance from prior year license arrangements was partially offset by the ongoing trend of site consolidations and expanding client/server revenue sold by VARs, which yield lower maintenance. Total United States and international contract value increased by 9% and 15%, respectively, for fiscal year 1999 as a result of strong acceptance of the Company's distributed software solutions. The United States further benefited from professional services growth. The strengthening of the U.S. dollar decreased international revenue by $44 million when compared to fiscal year 1998. Price changes did not have a material impact in either year.

     Selling,   general,  and  administrative  expenses  for  fiscal  year  1999 increased to 31% of net revenue compared to 29% in fiscal year 1998. The increase was largely attributable to an overall increase in personnel expense. The Company is continuing its ongoing effort to expand its Global Professional ServicesTM division and worldwide sales organization. Marketing costs related to new product introductions including the Enterprise Edition and Workgroup Edition Solutions also contributed to the increase. The Enterprise Edition products are the Company's state-of-the-art mid-market solutions addressing security, network management, asset management, application development, information management, and eCommerce. The Workgroup Editions provide the same solutions as the Enterprise Editions with a focus on smaller computing environments. In fiscal year 1999, new and existing product development and enhancement expenditures increased $54 million, or 15%. Continued emphasis on adapting and enhancing products for the distributed environment, in particular Unicenter TNG, Jasmine,AE Opal,TM the Enterprise and Workgroup Edition Solutions, as well as broadening of the Company's Internet/intranet product offerings were largely responsible for the increase. Commissions and royalties were approximately 6% of total net revenue for both fiscal year 1999 and 1998. Depreciation and amortization expense decreased $24 million, or 7% in fiscal year 1999 over fiscal year 1998. The decrease was primarily due to the scheduled reduction in the amortization associated with The ASK Group, Inc., Legent Corporation, and Cheyenne Software, Inc. acquisitions, partially offset by the amortization associated with fiscal year 1999 acquisitions. For fiscal year 1999, net interest expense was $123 million, a decrease of $20 million over fiscal year 1998. Excluding the one-time charge associated with the Computer Sciences Corporation ("CSC") tender in fiscal year 1998, net interest expense in fiscal year 1999 increased $10 million over fiscal year 1998. The increase is attributable to an increase in average debt outstanding of approximately $500 million, offset by an increase to interest income related to cash proceeds from the April 1998 Senior Note issuance. Fiscal year 1999 pre-tax profit excluding the one-time charge of $1,071 million relating to the vesting of 20.25 million shares under the 1995 Plan was $2.08 billion compared to $1.87 billion in fiscal year 1998. Net income per share in fiscal year 1999 was $1.11 per share on a diluted basis. Excluding the charge, net income per share in fiscal year 1999 would have been $2.31, a 12% increase over fiscal year 1998 net income of $2.06 per share. The consolidated effective tax rate for fiscal year 1999, excluding the charge, and for fiscal year 1998 was approximately 37.5%.

     EBITDA totaled $2.53 billion for fiscal year 1999, an increase of 7%, or $158 million, over fiscal year 1998. This EBITDA total is derived by adding back interest, depreciation and amortization, and income taxes into the $1.30 billion year-to-date net income prior to special charges.

     A total of 20.25 million restricted shares were made available for grant to three key executives under the 1995 Plan approved by the stockholders at the August 1995 Annual Meeting. An initial grant of 6.75 million restricted shares was made to the executives at inception of the 1995 Plan. In January 1996, based on the achievement of a price target for the Company's common stock, 1.35 million shares (20%) of the initial grant vested, subject to continued employment of the executives through March 31, 2000. Accordingly, the Company began accruing compensation expense associated with the 1.35 million shares over the employment period. Annual compensation expense of $7 million was charged against income for each of the years ended March 31, 1998, 1997, and 1996. Additional grants of the remaining 13.5 million shares available under the 1995 Plan were made based on the achievement of certain price targets. These additional grants and the unvested portion of the initial grant vested in May 1998 and are further subject to significant limitations on transfer during the seven years following vesting. The vesting occurred after the closing price of the Company's stock on the New York Stock Exchange exceeded $53.33 for 60 trading days within a twelve-month period. A one-time charge of $1,071 million was recorded in the first quarter of fiscal year 1999.


Selected Quarterly Information

(in millions, except per share amounts)
---------------------------------------------------------------------------------------------
2000 Quarterly Results                June 30(1) Sept. 30    Dec. 31(2) Mar. 31(3)(4) Total
---------------------------------------------------------------------------------------------
Contract value(7) .................   $ 1,222     $ 1,605    $ 1,812    $ 2,127       $ 6,766
Net revenue .......................     1,057       1,465      1,674      1,907         6,103
Percent of annual net revenue .....        17%         24%        28%        31%         100%
Net (loss) income .................   $  (432)    $   335    $   401    $   392       $   696
- Basic (loss) earnings per share .     (0.80)       0.62       0.74       0.72          1.29
- Diluted (loss) earnings per share     (0.80)       0.60       0.72       0.70          1.25


1999 Quarterly Results                June 30(5) Sept. 30    Dec. 31    Mar. 31(6)    Total
---------------------------------------------------------------------------------------------
Contract value(7) .................   $ 1,047     $ 1,216    $ 1,361    $ 1,629       $ 5,253
Net revenue .......................       890       1,104      1,220      1,452         4,666
Percent of annual net revenue .....        19%         24%        26%        31%         100%
Net (loss) income .................   $  (481)    $   294    $   355    $   458       $   626
- Basic (loss) earnings per share .     (0.87)       0.53       0.66       0.85          1.15
- Diluted (loss) earnings per share     (0.87)       0.52       0.64       0.83          1.11

(1) Includes an after-tax charge of $645 million related to the acquisition of PLATINUM.

(2) Includes an after-tax  charge of $23 million  related to CHS.

(3)Includes an after-tax charge of $150 million related to the acquisition of Sterling.

(4) Includes an after-tax charge of $9 million related to CHS.

(5)Includes an after-tax charge of $675 million related to the 1995 Plan.

(6)Includes an after-tax charge of $21 million related to the Company's unsuccessful tender offer for CSC.

(7) See Note 1 of Notes to Consolidated Financial Statements for additional information.

     The Company has traditionally reported lower profit margins in the first two quarters of each fiscal year than those experienced in the third and fourth quarters. As part of the annual budget process, management establishes higher discretionary expense levels in relation to projected revenue for the first half of the year. Historically, the Company's combined third and fourth quarter revenue has been greater than that of the first half of the year, as these two quarters coincide with clients' calendar year budget periods and the culmination of the Company's annual sales plan. This historically higher second half revenue has resulted in significantly higher profit margins since total expenses have not increased in proportion to revenue. However, past financial performance should not be considered to be a reliable indicator of future performance.

     The Company's products are designed to improve the productivity and efficiency of its clients' information processing resources. Accordingly, in a recessionary environment, the Company's products are often a reasonable economic alternative to customers faced with the prospect of incurring expenditures to increase their existing information processing resources. However, a general or regional slowdown in the world economy could adversely affect the Company's operations. Additionally, further deterioration of the exchange rate of foreign currencies against the U.S. dollar may continue to affect the Company's ability to increase its revenue within those markets.

     As the Company grows, it is increasingly dependent upon large dollar enterprise transactions with individual clients. The size and magnitude of such transactions have increased over time. There are no assurances that comparable transactions will occur in subsequent periods.

     The Company's future operating results may also be affected by a number of other factors, including but not limited to: a significant percentage of the Company's quarterly sales being finalized in the last few days of the period making financial forecasts especially difficult, which could create a substantial risk of variances with the actual results; the continued risks of potential litigation arising from the Year 2000 date change for computer programs; the emergence of new competitive initiatives resulting from rapid technological advances; changes in pricing in the market; the risks associated with new product introductions as well as the uncertainty of marketplace acceptance of these new or enhanced products from either the Company or its competitors; risks associated with the entry into new markets at lower profit margins, such as professional services; the risks associated with integrating newly acquired businesses and technologies; delays in product delivery; reliance on mainframe capacity growth; the ability to recruit and retain qualified personnel; business conditions in the distributed and mainframe software and hardware markets; the strength of the Company's distribution channels; uncertainty and volatility associated with Internet and eBusiness related activities; the ability to update the Company's product offerings to conform with new governmental rules; use of software patent rights to attempt to limit competition; fluctuations in foreign currency exchange rates and interest rates; the volatility of the international marketplace; uncertainties relative to global economic conditions; the Company's reliance on a single family of products for a material portion of its sales; the effect of new accounting pronouncements and interpretations on the Company's revenue recognition practices; the Company's ability to manage fixed and variable expense growth relative to revenue growth; and other risks described in the Company's filings with the Securities and Exchange Commission.

     With the acquisition of Sterling on March 31, 2000, and a subsequent worldwide sales reorganization in April 2000, there can be no assurances that the distractions and uncertainties caused by these events will not have a negative effect on the Company's revenue and net income during fiscal year 2001.

In-Process Research and Development

     In the fourth quarter of fiscal year 2000, the Company acquired Sterling in a stock-for-stock exchange valued at approximately $4.1 billion. In the first quarter of fiscal year 2000, the Company acquired PLATINUM for approximately $4.3 billion in cash and assumed liabilities. There were no acquisitions involving acquired in-process research and development ("IPR&D") charges in fiscal year 1999. See Note 2 of Notes to Consolidated Financial Statements for additional information concerning acquisitions.

     Acquired IPR&D charges relate to acquisitions of software companies accounted for under the purchase method, in which a portion of the purchase price is allocated to acquired in-process technology and is expensed immediately, since the technological feasibility of the research and development projects have not yet been achieved and are believed to have no alternative future use. Independent valuations of Sterling and PLATINUM were performed and used as an aid in determining the fair value of the identifiable intangible assets and in allocating the purchase price among the acquired assets, including the portion of the purchase price attributed to IPR&D which was $150 million and $645 million for Sterling and PLATINUM, respectively. Assets were identified through on-site interviews with management and a review of data provided by the Company and discussions with the acquired companies' management concerning the acquired assets, technologies in development, costs necessary to complete the IPR&D, historical financial performance, estimates of future performance, market potential, and the assumptions underlying these estimates.

     The "Income Approach" was utilized for the valuation analysis of IPR&D for both Sterling and PLATINUM. This approach focuses on the income-producing capability of the asset and was obtained through review of data provided by the Company and the acquired companies and analysis of relevant market sizes, growth factors, and expected trends in technology. The steps followed in applying this approach included estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present values using a rate of return consistent with the relative risk levels.

     The ongoing development projects at Sterling at the time of the purchase were comprised primarily of application development and information management, business intelligence, network management, and storage management tools and solutions. The acquired projects included add-on features, tools and next-generation versions of COOL, VISION, EUREKA, SAMS,TM and SOLVE R product families. At the time of acquisition, it was estimated that, on average, 68% of the development effort had been completed and the remaining development effort would take approximately 14 months to complete, with a cost of approximately $9 million.

     The ongoing development projects at PLATINUM at the time of the purchase were comprised primarily of application development, database, and enterprise management tools, and data warehousing solutions. The acquired projects included add-on features, tools and next generation versions of DB2 Solutions,TM ProVisionTM Security, ADvantageTM application development, end-to-end data warehousing, and Internet infrastructure product families. At the time of acquisition, it was estimated that, on average, 68% of the development effort had been completed and the remaining development effort would take approximately 12 months to complete, with a cost of approximately $41 million.

     The resulting net cash flows from the Sterling and PLATINUM projects were based on management's estimates of product revenues, cost of goods sold, operating expenses, R&D costs, and income taxes from such projects. The revenue projections used to value the IPR&D were based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors. The rate used in discounting the net cash flows from the IPR&D approximated 20% for both Sterling and PLATINUM. These discount rates, higher than that of the

Company's cost of capital, are due to the uncertainties surrounding the successful development of IPR&D. The efforts required to develop the in-process technology of the acquired companies into commercially viable products principally relate to the completion of planning, designing, prototyping, and testing functions that are necessary to establish that the software produced will meet its design specifications, including technical performance, features, and function requirements. The Company has reviewed its projections of revenue and estimated costs of completion and has compared these projections with results through March 31, 2000. To date, in the aggregate, the projections have not varied materially from original projections.

     If these projects do not continue to be successfully developed, the revenue and profitability of the Company may be adversely affected in future periods. Additionally, the value of other intangible assets acquired may become impaired. Results will also be subject to uncertain market events and risks that are beyond the Company's control, such as trends in technology, government regulations, market size and growth, and product introduction by competitors. Management believes that the assumptions used in the purchased IPR&D valuation reasonably estimate the future benefits. There can be no assurance that in future periods actual results will not deviate from current estimates.

Year 2000 Issue

     As of the date of this filing, the Company has not incurred any significant business disruptions nor product interruptions as a result of the Year 2000 date change. While no such occurrences have developed, Year 2000 issues may not become apparent as of this date, and therefore there is no assurance that the Company will not experience future disruptions.

     The Company has designed and tested substantially all of its recent product offerings to be Year 2000 compliant. These products have met rigorous compliance criteria and have undergone extensive review to detect any Year 2000 failures. The Company has publicly identified products that have not been and will not be updated to be Year 2000 compliant and has encouraged clients using these products to migrate to compliant versions/products. In general, these Year 2000 compliance efforts have been part of the Company's ongoing software development process. As such, incremental costs are not deemed material and have been included in product development and enhancement expenses. There can be no assurances that the Company's compliant products do not contain undetected problems associated with Year 2000 compliance. Although the Company believes that its license agreements provide it with protection against liability, the Company cannot predict whether, or to what extent, any legal claims will be brought, or whether the Company will suffer any liability as a result of adverse consequences to its customers. Additionally, the Company adopted a Millennium WatchSM plan whereby clients around the world were provided with 24-hour on-site and in-house technical support from December 27, 1999 through January 7, 2000. The Company extended the schedules of the internal administrative and facility-related staff to support the infrastructure during the Millennium Watch. The plan resulted in approximately $8 million of additional expenditures over the period.

     The Company has recognized the significance of the Year 2000 issue as it relates to its internal systems including IT and non-IT systems,and understands that the impact extends beyond traditional hardware and software to automated facility systems and third-party suppliers. The total cost of preparing internal systems to be Year 2000 compliant has not been and is not expected to be material to the Company's operations, liquidity, or capital resources. Total known expenditures, excluding personnel costs of existing staff, related to internal systems' Year 2000 readiness were approximately $30 million. Such expenditures commenced in 1996.

     Demand for certain of the Company's products was generated by customers who were replacing or upgrading computer systems to accommodate the Year 2000 date change. Following the date change, demand for some of the Company's products diminished.

Liquidity  and  Capital  Resources

     Cash, cash equivalents, and marketable securities increased $851 million from the March 31, 1999 balance of $536 million to $1,387 million at March 31, 2000. Cash and investments associated with Sterling represented approximately $475 million of the year-end balance.

     Year-to-date cash generated from operations was $1,566 million, an increase of 24% from the prior year. The Company used its cash from operations primarily to fund acquisition costs and for debt reduction. The primary source of cash for the year was higher net income adjusted for non-cash charges. Other sources of cash included strong collections of outstanding accounts receivable and the
Company's decision, in the fourth quarter, to assign selected existing installment accounts receivable to a third party. The Company may continue to explore the use of financing companies as a means of expediting debt reduction, mitigating interest rate risk, and reducing installment accounts receivable balances.

     As part of its acquisition of PLATINUM in May 1999, the Company terminated its revolving credit lines and replaced them with $4.5 billion of committed bank financing. This financing consisted of a $1.5 billion 364-day revolving credit facility, a $1 billion four-year revolving credit facility and a $2 billion four-year term loan. Borrowings on these facilities for fiscal year 2000 totaled $3.620 billion and were used to purchase the outstanding shares of PLATINUM and fund related shut-down costs. The Company repaid $425 million of this amount during the year. At March 31, 2000, $3.195 billion remained outstanding at various interest rates. Interest is determined based on a bank facility ratings grid which applies a margin to the prevailing London InterBank Offered Rate ("LIBOR"). In May 2000, the Company renewed the 364-day revolver, for a total of $4.3 billion in committed bank facilities.

     The Company also utilizes other financial markets in order to maintain its broad sources of liquidity. In fiscal year 1999, the Company issued an aggregate of $1.75 billion of unsecured Senior Notes. Amounts borrowed, rates and maturities for each issue were $575 million at 6 1/4% due April 15, 2003, $825 million at 6 3/8% due April 15, 2005, and $350 million at 6 1/2% due April 15, 2008. $256 million also remains outstanding under the Company's 6.77% Senior Notes, a private placement with final maturity in 2003. In addition, the Company maintains an 85 million pound sterling denominated credit facility established to finance construction of its European World Headquarters at Ditton Park in the United Kingdom. Approximately U.S. $130 million was outstanding under this facility at March 31, 2000. Upon maturity in June 2000, the Company anticipates the facility will be converted into a long-term mortgage for the property. In the first quarter of fiscal year 2001, the Company also expects to implement a commercial paper program as a means of reducing its borrowing costs and establishing a presence in a new liquidity market.

     Unsecured and uncommitted multicurrency lines of credit are available to meet any short-term working capital needs for subsidiaries operating outside the U.S. These lines total U.S. $50 million, of which $14 million was drawn at March 31, 2000.

     Debt ratings for the Company's senior unsecured notes and its bank credit facilities are BBB+ and Baa1 from Standard & Poor's and Moody's Investor Services, respectively. The Company has also received A2 and P2 ratings from Standard & Poor's and Moody's Investor Services, respectively, for its anticipated commercial paper program. Peak borrowings under all debt facilities during fiscal year 2000 totaled approximately $5.7 billion with a weighted average interest rate of 6.6%.

     To date, the Company has purchased approximately 150 million shares under its various open market Common Stock repurchase programs. The remaining number of shares authorized for repurchase is approximately 50 million.

     In addition to expansion efforts at its U.S. headquarters in Islandia, New York, capital resource requirements at March 31, 2000 consisted of lease obligations for office space, computer equipment, mortgage or loan obligations and amounts due as a result of product and Company acquisitions. Refer to Notes 6 and 7 of Notes to Consolidated Financial Statements for details concerning commitments. Additionally, the Company may be required to make tax payments of approximately $80 million related to the settlement and the return to the Company of 4.5 million shares of its common stock associated with the 1995 Plan. See Note 7 of Notes to Consolidated Financial Statements for additional information. It is expected that existing cash, cash equivalents, marketable securities, the availability of borrowings under credit lines, and cash provided from operations will be sufficient to meet ongoing cash requirements.

Item 7(a). Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio, debt, and installment accounts receivable. The Company has a prescribed methodology whereby it invests its excess cash in debt instruments of government agencies and high quality corporate issuers (generally Standard & Poor's single "A" rating and higher). To mitigate risk, many of the securities have a maturity date within one year, and holdings of any one issuer excluding the U.S. Government do not exceed 10%. Periodically, the portfolio is reviewed and adjusted if the credit rating of a security held has deteriorated. The Company does not utilize derivative financial instruments.

     The  Company  maintains  a blend  of both  fixed  and  floating  rate  debt instruments. At March 31, 2000, the Company's total outstanding debt approximated $5.4 billion. Of this amount, approximately $2.1 billion was comprised of fixed rate obligations; the remaining $3.3 billion was floating rate debt. If market rates decline, the Company could be required to make payments on the fixed rate debt that would exceed those based on current market rates. Each 25 basis point decrease in interest rates would have an associated annual opportunity cost of approximately $5 million. Each 25 basis point increase or decrease in interest rates would have an approximately $8 million annual effect on variable rate debt interest based upon the balances of such debt at March 31, 2000.

     The Company offers financing arrangements with installment payment terms in connection with its software solution sales. The aggregate contract value includes an imputed interest element, which can vary with the interest rate environment. Each 25 basis point increase in interest rates would have an associated annual opportunity cost of approximately $15 million.

Foreign Currency  Exchange Risk

     The Company conducts business on a worldwide basis through subsidiaries in 44 countries. The Company is therefore exposed to movement in currency exchange rates. As part of its risk management strategy and consistent with prior years, the Company did not enter into any foreign exchange derivative transactions. In addition, the Company manages its level of exposure by denominating international sales and payment of related expenses in the local currency of its subsidiaries. A 1% decline in all foreign currencies against the U.S. dollar would have an insignificant effect on the Company's net income.

Equity Price Risk

     The Company has a minimal investment in marketable equity securities of publicly-traded companies. At March 31, 2000, these investments were considered available-for-sale with any unrealized gains or losses deferred as a component of stockholders' equity. It is not customary for the Company to make investments in equity securities as part of its investment strategy.

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


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     Reference is made to the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year for information concerning directors, which information is incorporated herein by reference, and to Part I, page 8 of this Annual Report on Form 10-K for information concerning executive officers under the caption "Executive Officers of the Registrant."

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


Regulation S-K
Exhibit Number
--------------
2.1  Agreement and Plan of Merger          Previously filed as Exhibit 99 (c)(1)
     dated as of March 29, 1999 among      to the Registrant's Tender Offer
     the Registrant, HardMetal, Inc. and   Statement on Schedule 14D-1 filed
     PLATINUM technology International,    April 2, 1999, and incorporated
     inc.                                  herein by reference.

2.2  Agreement and Plan of Merger dated    Previously filed as an Exhibit 2.1 to
     as of February 14, 2000 among the     the Registrant's Registration
     Registrant, Silversmith Acquisition   Statement on Form S-4 (Reg. No.
     Group, and Sterling Software, Inc.    333-30842), and incorporated herein
                                           by reference.

3.1  Restated Certificate of               Previously  filed as an Exhibit to
     Incorporation.                        the Company's 10-Q for the fiscal
                                           quarter ended December 31, 1998 and
                                           incorporated herein by reference.

3.2  By-Laws.                              Previously filed as an Exhibit to the
                                           Company's Form 10-Q for the fiscal
                                           quarter ended December 31, 1998 and
                                           incorporated herein by reference.

4.1  Indenture dated as of March 1, 1987   Previously filed as Exhibit 4.1 to
     between On-Line Software Inter-       On-Line Software International,
     national, Inc. and Manufacturers      Inc.'s Registration Statement
     Hanover Trust Company with respect    on Form S-2 (No. 33-12488)and
     to the 6 1/4% Convertible             incorporated herein by reference.
     Subordinated Debentures due 2002
     of the Company's wholly-owned
     subsidiary.

4.2  Supplemental  Indenture  dated as of  Previously  filed as Exhibit A to the
     September  25, 1991 between  On-Line  Company's  Annual Report on Form 10-K
     Software  International,  Inc.  and   for the  fiscal year ended  March 31,
     Manufacturers  Hanover Trust Company  1992 (File No.  0-10180)  and
     with respect to the 6 1/4%Convertible incorporated herein by reference.
     Subordinated Debentures due 2002 of
     the Company's wholly-owned subsidiary.

4.3  Certificate of Designation of Series  Previously filed as Exhibit 3 to the
     One Junior Participating Preferred    Company's Current Report on Form
     Stock, Class A of the Company.        8-K dated June 18, 1991 and
                                           incorporated herein by reference.

4.4  Rights Agreement dated as of          Previously filed as Exhibit 4 to the
     June 18, 1991 between the Company     Company's Current Report on Form
     and Manufacturers Hanover Trust       8-K dated June 18, 1991 and
     Company.                              incorporated herein by reference.

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



Regulation S-K
Exhibit Number
--------------

4.6  Indenture with respect to the         Previously filed as Exhibit 4(f)to
     Company's $1.75 billion Senior        the Company's Annual Report on Form
     Notes, dated April 24,1998 between    10-K for the fiscal year ended March
     the Company and The Chase             31, 1998 and  incorporated herein by
     Manhattan Bank, as Trustee.           reference.

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

10.3 Amendment No. 1 to the 1987 Non-      Previously filed as Exhibit C to the
     Statutory Stock Option Plan dated     Company's Annual Report on Form
     October 20, 1993.                     10-K for the fiscal year ended March
                                           31, 1994 and incorporated herein by
                                           reference.

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


Regulation S-K
Exhibit Number
--------------

10.9 Credit Agreement dated as of May      Previously filed as Exhibit 10.1 to
     26, 1999 among the Company, the       the Company's current report on Form
     Banks, which are parties thereto,     8-K dated May 28, 1999 and
     and Credit Suisse First Boston, as    incorporated herein by reference.
     agent, with respect to $3 billion
     Term and Revolving Loan.


10.10 Credit Agreement dated as of May     Previously filed as Exhibit 10.2 to
      26, 1999 among the Company, the      the Company's current report on Form
      Banks, which are parties thereto,    8-K dated May 28, 1999 and
      and Credit Suisse First Boston, as   incorporated herein by reference.
      Agent, with respect to $1.5 billion
      364-day Revolving Loan.

10.11 Credit Agreement dated as of May     Filed herewith.
      24, 2000 among the Company, the
      Banks, which are parties thereto,
      and Credit Suisse First Boston, as
      Agent, with respect to $1.3 billion
      364-day Revolving Loan.

10.12 1996 Deferred Stock Plan for         Previously filed as Exhibit D to the
      Non-Employee Directors.              Company's Annual Report on Form 10-K
                                           for the fiscal year ended March 31,
                                           1996 and incorporated herein by
                                           reference.

10.13 Amendment No. 1 to the 1996          Previously filed on Exhibit A
      Deferred Stock Plan for              to the Company's Proxy Statement
      Non-Employee Directors.              dated July 6, 1998 and incorporated
                                           herein by reference.

10.14 1998 Incentive Award Plan.           Previously filed on Exhibit B to the
                                           Company's Proxy Statement dated July
                                           6, 1998 and incorporated herein by
                                           reference.

10.15 Year 2000 Employee Stock             Previously filed on Exhibit A to the
      Purchase Plan.                       Company's Proxy Statement dated July
                                           12, 1999 and incorporated herein by
                                           reference.

21    Subsidiaries of the Registrant.      Filed herewith.

23.1  Consent of KPMG LLP.                 Filed herewith.

23.2  Consent of Ernst & Young LLP.        Filed herewith.

27    Financial Data Schedules.            Filed electronically only.

(b) Reports on Form 8-K.
    None.

(c) Exhibits: See Index to Exhibits.

(d) Financial Statement Schedules: The response to this portion of Item 14 is submitted as a separate section of this report.

     For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, as amended, the undersigned Registrant hereby undertakes as set forth in the following paragraph, which undertaking shall be incorporated by reference into Registrant's Registration Statements on Form S-8 Nos. 333-32942 (filed March 21,
2000),  333-31284  (filed February 28, 2000),  333-83147  (filed July 19, 1999),
333-80883  (filed June 17,  1999),  333-79727  (filed  June 1, 1999),  333-62055
(filed August 21, 1998),  333-19071  (filed December 31, 1996),  33-64377 (filed
November 17, 1995),  33-53915 (filed May 31, 1994),  33-53572 (filed October 22,
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

                                        COMPUTER  ASSOCIATES INTERNATIONAL, INC.

                                         By  /s/ CHARLES B. WANG
                                             --------------------
                                                 Charles B. Wang
                                                    Chairman
                                            Chief Executive Officer

                                         By  /s/ IRA H. ZAR
                                             -------------------
                                                 Ira H. Zar
                                          Executive Vice President
                                  Principal Financial and Accounting Officer


Dated: June 7, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

         Name                                     Title
         ----                                     -----
/s/ CHARLES B. WANG                     Chairman, Chief Executive
------------------------                   Officer, and Director
   Charles B. Wang

/s/ RUSSELL M. ARTZT                             Director
------------------------
    Russell M. Artzt

/s/ ALFONSE M. D'AMATO                           Director
------------------------
    Alfonse M. D'Amato

/s/ WILLEM F.P. de VOGEL                         Director
------------------------
    Willem F.P. de Vogel

/s/ RICHARD A. GRASSO                            Director
------------------------
    Richard A. Grasso

/s/ SHIRLEY STRUM KENNY                          Director
------------------------
    Shirley Strum Kenny

/s/ SANJAY KUMAR                                 Director
------------------------
    Sanjay Kumar

/s/ ROEL PIEPER                                  Director
------------------------
    Roel Pieper

Dated: June 7, 2000

            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                               ISLANDIA, NEW YORK

                           --------------------------

                           ANNUAL REPORT ON FORM 10-K
                  ITEM 8, ITEM 14(a)(1) AND (2) AND ITEM 14(d)


                        LIST OF FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES


                            FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES

                           -------------------------

                           YEAR ENDED MARCH 31, 2000


                                                                       Page

The  following   consolidated   financial   statements  of
Computer Associates International, Inc. and subsidiaries are included in Item 8:

Reports  of Independent Auditors...............................          23

Consolidated Statements of Operations-Years
 Ended March 31, 2000,  1999, and 1998.........................          25

Consolidated  Balance  Sheets-March  31, 2000 and 1999.........          26

Consolidated  Statements of Stockholders'  Equity-Years
 Ended March 31, 2000, 1999, and 1998..........................          28

Consolidated Statements of Cash Flows-Years Ended March
31, 2000, 1999, and 1998.......................................          29

Notes to Consolidated  Financial Statements....................          30


     The  following   consolidated  financial  statement  schedule  of  Computer
Associates International, Inc. and subsidiaries is included in Item 14(d):

Schedule II-Valuation and Qualifying Accounts..................          42

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors  and  Stockholders
Computer  Associates  International,  Inc.

     We have audited the accompanying consolidated balance sheet of Computer Associates International, Inc. and subsidiaries as of March 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule as of and for the year ended March 31, 2000 listed in the Index at Item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Computer Associates International, Inc. and subsidiaries at March 31, 2000, and the consolidated results of their operations and their cash flows for the year ended March 31, 2000, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule as of, and for the year ended March 31, 2000, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                        KPMG LLP

New York, New York
May 10, 2000

                         REPORT OF INDEPENDENT AUDITORS

Stockholders  and Board of Directors
Computer Associates International, Inc.

     We have audited the accompanying consolidated balance sheet of Computer Associates International, Inc. and subsidiaries as of March 31, 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended March 31, 1999 and 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Computer Associates International, Inc. and subsidiaries at March 31, 1999 and the consolidated results of their operations and their cash flows for the years ended March 31, 1999 and 1998, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                  ERNST & YOUNG LLP

New York, New York
May 26, 1999

            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    Year Ended March 31,
                                                    2000     1999     1998
                                                    ----     ----     ----
                                         (in millions, except per share amounts)
License and other .............................   $4,726   $3,636   $3,321
Maintenance ...................................      877      742      733
Professional services .........................      500      288      152
NET REVENUE                                        -----    -----    -----
   (Contract value, $6,766, $5,253, and $4,719)    6,103    4,666    4,206

Costs and Expenses:
Selling, general and administrative ...........    1,889    1,451    1,238
Product development and enhancements ..........      568      423      369
Commissions and royalties .....................      328      263      233
Depreciation and amortization .................      594      325      349
Purchased research and development ............      795        -        -
1995 Stock Plan charge ........................        -    1,071        -
                                                   -----    -----    -----
TOTAL OPERATING COSTS .........................    4,174    3,533    2,189


Income before other expenses ..................    1,929    1,133    2,017

Interest expense, net .........................      339      123      143
                                                   -----    -----    -----
Income before income taxes ....................    1,590    1,010    1,874
Income taxes ..................................      894      384      705
                                                   -----    -----    -----
NET INCOME ....................................   $  696   $  626   $1,169
                                                   =====    =====    =====

BASIC EARNINGS PER SHARE ......................   $ 1.29   $ 1.15   $ 2.14
                                                   =====    =====    =====
Basic weighted-average shares
  used in computation* ........................      539      545      546

DILUTED EARNINGS PER SHARE ....................   $ 1.25   $ 1.11   $ 2.06
                                                   =====    =====    =====
Diluted weighted-average shares
  used in computation* ........................      557      562      566

*Share amounts adjusted for the three-for-two stock split effective November 5, 1997.

See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                March 31,
                                                            2000       1999
                                                            ----       ----
                                                          (Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents ..............................   $ 1,307   $   399
Marketable securities ..................................        80       137
Trade and installment accounts receivable, net .........     2,175     2,021
Deferred income taxes ..................................       318         -
Other current assets ...................................       112        74
                                                             -----     -----
TOTAL CURRENT ASSETS ...................................     3,992     2,631


INSTALLMENT ACCOUNTS RECEIVABLE, net, due after one year     3,812     2,844

PROPERTY AND EQUIPMENT
Land and buildings .....................................       528       468
Equipment, furniture, and improvements .................       800       571
                                                             -----     -----
                                                             1,328     1,039

Allowance for depreciation and amortization ............       499       441
                                                             -----     -----
TOTAL PROPERTY AND EQUIPMENT ...........................       829       598



PURCHASED SOFTWARE PRODUCTS, net of accumulated
 amortization of $1,726 and $1,476 .....................     2,598       221



GOODWILL AND OTHER INTANGIBLE ASSETS, net of
 accumulated amortization of $521 and $281 .............     6,032     1,623



OTHER ASSETS ...........................................       230       153
                                                            ------    ------
TOTAL ASSETS ...........................................   $17,493   $ 8,070
                                                            ======    ======

See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                         March 31,
                                                                    2000         1999
                                                                    ----         ----
                                                                  (Dollars in millions)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Loans payable and current portion of long-term debt ..........   $    919    $    492
Accounts payable .............................................        232         153
Salaries, wages, and commissions .............................        183         193
Accrued expenses and other liabilities .......................      1,201         338
Taxes, other than income taxes ...............................        131          95
Federal, state, and foreign income taxes payable .............        338         312
Deferred income taxes ........................................          -         280
                                                                    -----       -----
 TOTAL CURRENT LIABILITIES ...................................      3,004       1,863

LONG-TERM DEBT, net of current portion .......................      4,527       2,032

DEFERRED INCOME TAXES ........................................      2,365       1,034

DEFERRED MAINTENANCE REVENUE .................................        560         412



STOCKHOLDERS' EQUITY
Common Stock, $.10 par value, 1,100,000,000 shares authorized,
  630,920,576 shares issued ..................................         63          63
Additional paid-in capital ...................................      3,902       1,141
Retained earnings ............................................      4,121       3,468
Accumulated other comprehensive loss .........................       (280)       (180)
Treasury stock, at cost-- 41,528,439 shares for 2000 and
  95,217,954 shares for 1999 .................................       (769)     (1,763)
                                                                    -----       -----
  TOTAL STOCKHOLDERS' EQUITY .................................      7,037       2,729
                                                                   ------      ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...................   $ 17,493    $  8,070
                                                                   ======      ======

See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                     Accumulated
                                              Additional                Other                 Total
                                    Common      Paid-In    Retained Comprehensive Treasury Stockholders'
                                   Stock(1)    Capital(1)  Earnings  Income(Loss)  Stock     Equity
                                   --------    ---------   --------  -----------  -------   ---------
                                                         (Dollars in millions)
Balance at March 31, 1997 ........   $    63    $   497    $ 1,757   $   (27)   $  (787)   $ 1,503
Net income .......................                           1,169                           1,169
Translation adjustment
  in 1998 ........................                                       (84)                  (84)
                                                                                             -----
Comprehensive income .............                                                           1,085
Dividends declared
  ($.073 per share)(1) ...........                             (40)                            (40)
Exercise of common stock
  options and other ..............                   18                    7         59         84
401(k) discretionary contribution                     8                               4         12
Purchases of treasury
  stock ..........................                                                 (163)      (163)
                                       -----      -----      -----     -----       -----     -----
Balance at March 31, 1998 ........        63        523      2,886      (104)      (887)     2,481
Net income .......................                             626                             626
Translation adjustment
  in 1999 ........................                                       (84)                  (84)
Unrealized gain on
  equity securities ..............                                         8                     8
                                                                                              ----
Comprehensive income .............                                                             550
Dividends declared
  ($.080 per share) ..............                             (44)                            (44)
Exercise of common stock
  options and other ..............                  604                             211        815
401(k) discretionary contribution                    14                               3         17
Purchases of treasury
  stock ..........................                                               (1,090)    (1,090)
                                       -----      -----      -----     -----      -----      -----
Balance at March 31, 1999 ........        63      1,141      3,468      (180)    (1,763)     2,729
Net income .......................                             696                             696
Translation adjustment
  in 2000 ........................                                       (91)                  (91)
Reclassification adjustment
  included in net income .........                                        (9)                   (9)
                                                                                              ----
Comprehensive income .............                                                             596
Dividends declared
  ($.080 per share) ..............                             (43)                            (43)
Exercise of common stock
  options and other ..............                    9                             117        126
Business acquisitions ............                2,742                             867      3,609
401(k) discretionary contribution                    10                              10         20
                                       -----      -----      -----     -----      -----      -----
Balance at March 31, 2000 ........   $    63    $ 3,902    $ 4,121   $  (280)   $  (769)   $ 7,037
                                       =====      =====      =====     =====      =====      =====

(1) Amounts  adjusted for the  three-for-two  stock split effective  November 5, 1997.

See Notes To Consolidated Financial Statements.

            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Year Ended March 31,
                                                                              2000       1999      1998
                                                                              ----       ----      ----
                                                                                    (in millions)
OPERATING ACTIVITIES:
  Net income ...........................................................   $   696    $   626    $ 1,169
 Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation and amortization ......................................       594        325        349
    Provision for deferred income taxes ................................       412        107        141
    Charge for purchased research and development ......................       795          -          -
    Compensation expense related to stock and pension plans ............        30        778         21
    Increase in noncurrent installment accounts receivable, net             (1,039)      (422)      (377)
    Increase in deferred maintenance revenue ...........................       113         43         41
    Foreign currency transaction loss-before taxes .....................         5         11         15
    Charge for investment write-off ....................................        50          -          -
    Gain on sale of property and equipment .............................        (5)       (14)         -
    Changes in other operating assets and liabilities,
     net of effects of acquisitions:
      Decrease (increase) in trade and installment receivables .........        83       (169)      (409)
      Other changes in operating assets and liabilities ................      (168)       (18)        90
                                                                             -----      -----      -----
      NET CASH PROVIDED BY OPERATING ACTIVITIES ........................     1,566      1,267      1,040

INVESTING ACTIVITIES:
  Acquisitions, primarily purchased software, marketing rights,
    and intangibles, net of cash acquired ..............................    (3,049)      (610)       (41)
  Settlements of purchase accounting liabilities .......................      (429)       (57)       (20)
  Purchases of property and equipment ..................................      (198)      (222)       (84)
  Proceeds from sale of property and equipment .........................        12         38          -
  Purchases of marketable securities ...................................       (95)    (2,703)       (42)
  Sales of marketable securities .......................................       189      2,639         39
  Increase in capitalized development costs and other ..................       (36)       (29)       (23)
                                                                             -----      -----      -----
   NET CASH USED IN INVESTING ACTIVITIES ...............................    (3,606)      (944)      (171)

FINANCING ACTIVITIES:
  Dividends ............................................................       (43)       (44)       (40)
  Purchases of treasury stock ..........................................         -     (1,090)      (163)
  Proceeds from borrowings .............................................     3,672      2,141         23
  Repayments of borrowings .............................................      (776)    (1,216)      (630)
  Exercise of common stock options and other ...........................        96         38         62
                                                                             -----      -----      -----
   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES .................     2,949       (171)      (748)

  INCREASE IN CASH AND CASH  EQUIVALENTS
  BEFORE EFFECT OF EXCHANGE
  RATE CHANGES ON CASH .................................................       909        152        121

  Effect of exchange rate changes on cash ..............................        (1)        (4)       (13)
                                                                              -----      -----      -----

  INCREASE IN CASH AND CASH EQUIVALENTS ................................       908        148        108

  CASH AND CASH EQUIVALENTS-BEGINNING OF  YEAR .........................       399        251        143
                                                                             -----      -----      -----
  CASH AND CASH EQUIVALENTS-END OF YEAR ................................   $ 1,307    $   399    $   251
                                                                             =====      =====      =====

See Notes To Consolidated Financial Statements

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

     Basis of Revenue Recognition: Product license fee revenue is recognized after acceptance by the client, delivery of the product, and when the collection of the resulting receivables is reasonably assured. Maintenance revenue, whether bundled with product license or priced separately, is recognized ratably over the maintenance period. When offered separately from license agreements, maintenance agreements with clients are typically one year in duration, with associated deferred maintenance reflected as an obligation. The Company experienced maintenance renewal rates on such contracts in excess of 85%. Maintenance when bundled with a license term is either separately defined and renewable annually at the option of the client or is deferred based upon renewal rates. License arrangements generally provide the customer with extended payment terms. If, during the original payment term, the customer purchases additional products valued in excess of the original arrangement, all licenses are aggregated into one arrangement and reflected as contract value. Accounts receivable resulting from product sales with extended payment terms are discounted to present value. The amounts of the discount credited to revenue for the years ended March 31, 2000, 1999, 1998 were $529 million, $408 million, and $356 million, respectively.

     Professional services revenues are derived from the Company's consulting services business and educational programs. These revenues are comprised of both time and material contracts and to a lesser extent fixed-price contracts. Time and material contract revenues are recognized as services are performed. Fixed price contract revenue are recognized based on the percentage-of-completion method.

     Marketable Securities: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     The Company has evaluated its investment policies consistent with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and determined that all of its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders' Equity under the caption "Accumulated Other Comprehensive Income (Loss)." The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in selling, general, and administrative expenses. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

     Concentration of Credit Risk: Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of marketable securities and accounts receivable. The Company's marketable securities consist primarily of high quality securities with limited exposure to any single instrument. The Company's accounts receivable balances have limited exposure to concentration of credit risk due to the diverse client base and geographic areas covered by operations.

     Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair value of the Company's cash and cash equivalents, trade and installment accounts receivable, accounts payable, accrued expenses, and deferred maintenance amounts approximate their carrying value. See Note 6 for the fair value related to the Company's debt.

     Property and Equipment: Land, buildings, equipment, furniture, and improvements are stated at cost. Depreciation and amortization are provided over the estimated useful lives of the assets by the straight-line method. Building and improvements are generally estimated to have 30-40 year lives and the remaining property and equipment are estimated to have 5-7 year lives.

     Intangibles: Excess of cost over net assets acquired is being amortized by the straight-line method over the expected period of benefit, between 10 and 20 years. Unamortized goodwill at March 31, 2000 and 1999 was $5,572 million and $1,623 million, respectively. Costs of purchased software, acquired rights to market software products, and software development costs (costs incurred after development of a working model or a detailed program design) are capitalized and amortized by the straight-line method over 5-7 years, commencing with product release. Unamortized capitalized development costs included in other assets at March 31, 2000 and 1999 were $87 million and $72 million, respectively. Amortization of capitalized development costs was $21 million, $18 million, and

            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

 Note 1 - Significant Accounting Policies (Continued)

$15 million for the fiscal years ended March 31, 2000, 1999, and 1998, respectively.

     The carrying values of intangible assets and other long-lived assets, including investments, are reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment. The Company performs undiscounted cash flow analyses to determine if an impairment exists. If an impairment is determined to exist, any related impairment loss is calculated based on fair value.

     Net Income per Share: Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities, such as stock options.

                                                         Year Ended March 31,

                                                      2000     1999     1998
                                                      ----     ----     ----
                                                (in millions, except per share amounts)
Net income .......................................   $  696   $  626   $1,169

Diluted Earnings Per Share*

Weighted-average shares outstanding and
    common share equivalents .....................      557      562      566
                                                       ----     ----     ----
Diluted Earnings Per Share .......................    $1.25    $1.11   $ 2.06
                                                       ----     ----     ----
Diluted Share Computation:
    Weighted-average common shares outstanding ...      539      545      546
    Weighted-average stock options outstanding,net       18       17       20
                                                       ----     ----     ----
Weighted-average shares outstanding and
    common share equivalents .....................      557      562      566
                                                       ====     ====     ====

*Share and per share amounts adjusted to reflect the three-for-two stock split effective November 5, 1997.

     Statement of Cash Flows: Interest payments for the years ended March 31, 2000, 1999, and 1998 were $319 million, $107 million, and $157 million, respectively. Income taxes paid for these fiscal years were $368 million, $280 million, and $470 million, respectively.

     Translation of Foreign Currencies: In translating financial statements of foreign subsidiaries, all assets, and liabilities are translated using the exchange rate in effect at the balance sheet date. All revenue, costs, and expenses are translated using an average exchange rate. Net income includes exchange losses of approximately $3 million in 2000, $7 million in 1999, and $9 million in 1998.

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

     Reclassifications: Certain prior years' balances have been reclassified to conform with the current year's presentation.

     Comprehensive Income: SFAS No. 130 establishes rules for reporting and displaying comprehensive income and its components. Comprehensive income includes foreign currency translation adjustments and unrealized gains or losses on the Company's available-for-sale securities. The components of comprehensive income, net of applicable tax, for the years ended March 31, 2000, 1999, and 1998, are included in the Statements of Stockholders' Equity.

New Accounting Pronouncements

Software  Revenue  Recognition:   In  October  1997,  the  Accounting  Standards
Executive   Committee  ("AcSEC")  issued  Statement  of  Position  ("SOP")  97-2
"Software Revenue Recognition," as amended in 1998 by SOP 98-4 and further

            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

Note 1 -- Significant Accounting Policies (Continued)

amended more recently by SOP 98-9, which is effective for transactions entered into in fiscal years beginning after March 15, 1999. These SOPs provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions, requiring deferral of part or all of the revenue related to a specific contract depending on the existence of vendor-specific objective evidence and the ability to allocate the total contract value to all elements within the contract. Effective for the quarter ending June 30, 1999, the Company implemented the guidelines of these SOPs. Based on the current interpretation, there was no material impact on the overall maintenance deferral; however, as additional implementation guidelines become available, there may be unanticipated changes in the Company's revenue recognition practices including, but not limited to, changes in the period over which revenue is recognized up to and including recognition of revenue over the contract term. The future implementation guidelines and interpretations may also require the Company to further change its business practices in order to continue to recognize a substantial portion of its software revenue when the product is delivered. These changes may extend sales cycles, increase administrative costs, or otherwise adversely affect existing operations and results of operations. In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101. This SAB provides further guidance on revenue recognition. The Company is currently in the process of evaluating the impact of SAB 101 which is effective for the quarter ended June 30, 2000 to ensure it is in compliance. As additional guidance becomes available, the Company may be required to change the period in which revenue is recognized, which may have a negative impact on the Company's prospective reported revenue.

Note 2 -- Acquisitions

     The Company completed several acquisitions during fiscal years 2000 and 1999 that were accounted for using the purchase method of accounting. The allocation of purchase price is based upon estimates which may be revised within one year of acquisition as additional information becomes available. It is anticipated that the final allocation of purchase price will not differ materially from the preliminary allocation.

     On March 31, 2000, the Company acquired Sterling Software, Inc. ("Sterling") and merged one of its wholly owned subsidiaries into Sterling, at which time Sterling became a wholly owned subsidiary of the Company. The shareholders of Sterling received 0.5634 shares of the Company's common stock for each share of Sterling common stock. The Company issued approximately 46.8 million shares of common stock with an approximate fair value of $3.3 billion. In addition, the Company assumed options to acquire common stock and incurred acquisition related liabilities of approximately $290 million and $473 million, respectively, for an aggregate purchase price of approximately $4.1 billion. Sterling was a developer and provider of systems management, business intelligence, and application development software products and services, as well as a supplier of specialized information technology services for sectors of the federal government.

     On May 28, 1999, the Company acquired the common stock and the options to acquire the common stock of PLATINUM technology International, inc. ("PLATINUM") in a cash transaction of approximately $3.6 billion, which was paid from drawings under the Company's $4.5 billion credit agreements. In addition, the Company assumed debt and incurred acquisition-related liabilities of approximately $200 million and $451 million, respectively, for an aggregate purchase price of approximately $4.3 billion. PLATINUM was engaged in providing software products in the areas of database management, eCommerce, application infrastructure management, decision support, data warehousing, and knowledge management, as well as year 2000 reengineering and other consulting services.

     The purchase price for the Sterling and PLATINUM acquisitions have been allocated to assets acquired and liabilities assumed based on their fair values at the dates of acquisition as follows:


                                     Sterling     PLATINUM
                                     --------     --------
                                         (in millions)
Cash and cash equivalents .........   $   476    $    57
Deferred income taxes, net ........      (338)         -
Other assets, net .................        69         95
In-process research and development       150        645
Purchased software products .......     1,532        972
Goodwill and other intangibles(1) .     2,178      2,486
                                        -----      -----
Purchase Price ....................   $ 4,067    $ 4,255
                                        =====      =====

(1)Includes an allocation for the assembled workforce, customer relationships, and trademarks/trade names of $142 million and $337 million for Sterling and PLATINUM, respectively.


            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

Note 2 -- Acquisitions (Continued)

     An independent analysis using future product cash flow forecasts and percentage of product development completion assumptions was utilized to value the in-process research and development amounts which had not reached the working model stage and had no alternative future use. Accordingly, $645 million and $150 million were expensed as non-recurring charges in fiscal year 2000 related to the PLATINUM and Sterling acquisitions, respectively.

     The following table reflects unaudited pro-forma combined results of the operations of the Company, PLATINUM, and Sterling on the basis that the acquisitions had taken place at the beginning of the fiscal year for all periods presented:

                                                       Year Ended March 31,
                                                         2000       1999
                                                         ----       ----
                                         (in millions, except per share amounts)
Contract value .....................................   $ 7,745    $ 6,961
Net revenue ........................................     7,082      6,374
Net loss ...........................................       (59)       (50)
Basic loss per share ...............................   $  (.10)   $  (.08)
Shares used in computation .........................       586        592
Diluted loss per share .............................   $  (.10)   $  (.08)
Shares used in computation ............... .........       586        592

     The following table reflects unaudited pro-forma combined results of the operations of the Company, PLATINUM, and Sterling on the basis that the acquisitions had taken place at the beginning of the fiscal year for all periods presented. All special charges, net of taxes, including the purchased research and development charge for PLATINUM and Sterling in fiscal year 2000 of $645 and $150 million, respectively, the non-cash charge of $32 million related to CHS Electronics, Inc. ("CHS") recorded in fiscal year 2000, the one-time charge of $675 million relating to the 1995 Key Employee Stock Ownership Plan (the "1995 Plan") recorded in fiscal year 1999, and all special charges recorded by PLATINUM and Sterling in fiscal years 2000 and 1999 have been excluded from all periods presented:

                                                   Year Ended March 31,
                                                       2000     1999
                                                       ----     ----
                                         (in millions, except per share amounts)
Contract value .....................................   $7,745   $6,961
Net revenue ........................................    7,082    6,374
Net income .........................................    1,412      893
Basic earnings per share ...........................   $ 2.41   $ 1.51
Shares used in computation .........................      586      592
Diluted earnings per share .........................   $ 2.34   $ 1.47
Shares used in computation .........................      604      609

     In management's opinion, the pro-forma combined results of operations are not indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of fiscal year 2000 or of future operations of the combined entities under the ownership and operation of the Company.

     On March 9, 1999, the Company acquired more than 98% of the issued and outstanding shares of common stock of Computer Management Sciences, Inc. ("CMSI") and on March 19, 1999, merged CMSI into one of its wholly owned subsidiaries. The aggregate purchase price of approximately $400 million was funded from drawings under the Company's credit agreements and cash from operations. CMSI was engaged in providing custom developed information technology solutions to a Fortune 1000 client base.

     During fiscal years 2000 and 1999, the Company acquired several other consulting businesses and product technologies in addition to the ones described above which, either individually or collectively, are not material to the financial statements taken as a whole. The excess of cost over net assets acquired is being amortized on a straight-line basis over the expected period to be benefited. The Consolidated Condensed Statements of Operations reflect the results of operations of the companies since the effective dates of the purchases.

            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

Note 2 -- Acquisitions (Continued)

     At March 31, 1999, liabilities related to acquisitions totaled $134 million. During the current fiscal year, the Company established additional reserves of $451 million, $473 million, and $12 million related to PLATINUM, Sterling, and other acquisitions, respectively. Reductions totaling $302 million were made against these reserves, including compensation-related payments of $133 million, duplicate facility and other settlements of $96 million, and goodwill adjustments of $73 million.

     At March 31, 2000, the Company estimated future liabilities in connection with acquisitions to be $768 million. These included compensation-related liabilities ($392 million) and other acquisition-related expenditures including duplicate facilities ($376 million). This balance was included in the "Accrued expenses and other liabilities" line item on the accompanying Consolidated Balance Sheet.

Note 3 -- Investments

     The  following  is  a  summary  of  marketable   securities  classified  as
"available-for-sale" securities as required by SFAS 115:

                             Year Ended March 31,
                                2000     1999
                                ----     ----
                                (in millions)
Debt/Equity Securities:
Cost .......................    $ 80     $124
Gross unrealized gains .....       -       13
                                ----     ----
Estimated fair value .......    $ 80     $137
                                ====     ====

     For the year ended March 31, 2000, the Company recorded an approximate $50 million loss within selling, general, and administrative expenses due to an other than temporary decline in the fair value of an investment in CHS. For the years ended March 31, 1999 and 1998, net realized gains were $1 million and $3 million, respectively.

     The amortized cost and estimated fair value based on published closing prices of securities at March 31, 2000, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                               March 31, 2000
                                     Estimated
                                       Fair
                               Cost    Value
                               ----    -----
Available-for-Sale:             (in millions)
Due in one year or less .......   $26   $26
Due in one through three years     32    32
Due in three through five years    19    19
Due after five years ..........     3     3
                                  ---   ---
                                  $80   $80
                                  ===   ===

Note 4 -- Segment and Geographic Information

The Company is principally engaged in the design, development, marketing, licensing, and support of integrated computer software products operating on a diverse range of hardware platforms and operating systems. Accordingly, the Company considers itself to be operating in a single industry segment. The Company's chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenue, by geographic region for purposes of assessing financial performance and making operating decisions.

            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

Note 4 -- Segment and Geographic Information (Continued)

The following table presents information about the Company by geographic area for the years ended March 31, 2000, 1999, and 1998:

                                                   United States   Europe(a)  Other(a) Eliminations   Total
                                                   -------------   --------   -------  ------------   -----
                                                                         (in millions)
March 31, 2000:
---------------
 Contract Value:
  To unaffiliated customers ...........................   $ 4,535   $ 1,331   $   900         -    $ 6,766
  Between geographic areas (b) ........................       452         -         -   $  (452)         -
                                                            -----     -----      ----      ----      -----
         Contract Value ...............................     4,987     1,331       900      (452)     6,766

 Net Revenue:
  To unaffiliated customers ...........................   $ 4,038   $ 1,238   $   827         -    $ 6,103
  Between geographic areas (b) ........................       452         -         -   $  (452)         -
                                                            -----     -----      ----      ----      -----
         Net Revenue ..................................     4,490     1,238       827      (452)     6,103

 Identifiable assets ..................................    16,006     1,091       985      (589)    17,493
 Total liabilities ....................................     9,381       882       782      (589)    10,456

March 31, 1999:
---------------
 Contract Value:
  To unaffiliated customers ...........................   $ 3,262   $ 1,272   $   719         -    $ 5,253
  Between geographic areas (b) ........................       451         -         -   $  (451)         -
                                                            -----     -----      ----      ----      -----
                                         Contract Value     3,713     1,272       719      (451)     5,253

 Net Revenue:
  To unaffiliated customers ...........................   $ 2,921   $ 1,096   $   649         -    $ 4,666
  Between geographic areas (b) ........................       451         -         -   $  (451)         -
                                                            -----     -----      ----      ----      -----
                                            Net Revenue     3,372     1,096       649      (451)     4,666

 Identifiable assets ..................................     6,835     1,112       610      (487)     8,070
 Total liabilities ....................................     4,474       909       445      (487)     5,341

March 31, 1998:
---------------
 Contract Value:
  To unaffiliated customers ...........................   $ 2,994   $ 1,104   $   621         -    $ 4,719
  Between geographic areas (b) ........................       373         -         -   $  (373)         -
                                                            -----     -----      ----      ----      -----
                                         Contract Value     3,367     1,104       621      (373)     4,719

 Net Revenue:
  To unaffiliated customers ...........................   $ 2,702   $   909   $   595         -    $ 4,206
  Between geographic areas (b) ........................       373         -         -   $  (373)         -
                                                            -----     -----      ----      ----      -----
                                            Net Revenue     3,075       909       595      (373)     4,206

 Identifiable assets ..................................     5,326     1,375       499      (494)     6,706
 Total liabilities ....................................     3,373       986       360      (494)     4,225

(a) The Company operates wholly owned subsidiaries in Canada and 43 foreign countries located in the Middle East, Africa, Europe (23), South America (6), and the Pacific Rim (12). Contract value and net revenue are allocated to a geographic area based on the location of the sale.

(b) Represents royalties from foreign subsidiaries generally determined as a percentage of certain amounts invoiced to customers.

No single customer accounted for 10% or more of total revenues in fiscal years 2000, 1999, or 1998.

            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

Note 5 --  Trade  and  Installment  Accounts Receivable
Trade and installment accounts receivable consist of the following:

                                                 March 31,
                                             2000        1999
                                             ----        ----
                                               (in millions)
Current receivables .....................   $ 3,846    $ 3,153
Less:Allowance for uncollectible amounts.      (350)      (204)
     Unamortized discounts ..............      (662)      (463)
     Deferred maintenance fees ..........      (560)      (465)
     Deferred professional services .....       (99)         -
                                              -----      -----
                                            $ 2,175    $ 2,021
                                              =====      =====

Non-current receivables .................   $ 5,960    $ 4,565
Less:Allowance for uncollectible amounts.       (60)       (60)
     Unamortized discounts ..............    (1,046)      (735)
     Deferred maintenance fees ..........    (1,042)      (926)
                                              -----      -----
                                            $ 3,812    $ 2,844
                                              =====      =====

     Installment accounts receivable represent amounts collectible on long-term financing arrangements and include fees for product licenses, upgrades, maintenance, and professional services contracts. Installment receivables are generally financed over three to six years and are recorded net of unamortized discounts, deferred maintenance fees, and allowances for uncollectible amounts. As of March 31, 2000, on a cumulative basis, approximately 36%, 55%, 70%, 85%, and 90% of trade and installment accounts receivable come due within fiscal years ended 2001 through 2005, respectively.

     The provisions for uncollectible amounts for the years ended March 31, 2000, 1999, and 1998 were $77 million, $75 million, and $71 million, respectively, and were included in the "Selling, general, and administrative" line item on the accompanying Consolidated Statement of Operations.

Note 6 --Debt

     At March 31, 1999, the Company had $325 million in short-term debt outstanding under its $1.5 billion five-year and $1.1 billion 364-day credit facilities. On May 26, 1999, the Company terminated these facilities and obtained $4.5 billion of committed bank financing for the acquisition of PLATINUM. The facilities consisted of a $1.5 billion 364-day revolver, a $1.0 billion four-year revolver, and a $2.0 billion four-year term loan. The facilities provide for interest based upon the prevailing London InterBank Offered Rate ("LIBOR") subject to a margin determined by a bank facility ratings grid. The Company is also required to maintain certain financial ratios. The amount drawn under these facilities at March 31, 2000 was $3.195 billion and the effective interest rate on this debt was approximately 7.02%. In May 2000, the Company renewed the 364-day revolver for $1.3 billion, for a total of $4.3 billion in committed bank facilities.

     The Company also maintains an 85 million pound sterling revolver that was used to finance construction of the Company's European Headquarters at Ditton Park, Slough, in the United Kingdom. The facility requires the Company to maintain certain financial conditions, and borrowing costs and fees are based upon achievement of certain financial ratios. The credit facility's interest is calculated at LIBOR for pound sterling plus a margin. At March 31, 2000 and 1999, 79 million pound sterling (approximately U.S. $130 million) and 49 million pound sterling (approximately U.S. $81 million) were outstanding at interest rates of 6.3% and 6.1%, respectively. On February 22, 2000, the maturity of this facility was extended to June 2000 while the Company completes its refinance into a long-term mortgage for the property.

     At March 31, 2000 and March 31, 1999, the Company had the following unsecured, fixed-rate interest Senior Note obligations outstanding:

                                                                    March 31,
                                                                 2000      1999
                                                                 ----      ----
                                                                  (in millions)
6.77% Senior Notes due 2003 ..................................   $256      $320
6.25% Senior Notes due 2003 ..................................   $575      $575
6.375% Senior Notes due 2005 .................................   $825      $825
6.5% Senior Notes due 2008 ...................................   $350      $350

     Debt ratings for the Company's senior unsecured notes and bank credit facilities are Baa1 and BBB+ from Moody's Investment Services and Standard & Poor's, respectively.

            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

Note 6 --Debt (Continued)

     Unsecured and uncommitted multicurrency credit facilities of $50 million are also available to meet any short-term working capital requirements and can be drawn upon, up to a predefined limit, by most subsidiaries. Under these multicurrency facilities, approximately $14 million and $3 million were drawn at March 31, 2000 and 1999, respectively.

     At March 31, 2000 and 1999, the Company had various other fixed rate debt obligations outstanding. These obligations carried annual interest rates ranging from 6% to 7 1/2% and approximated $35 and $52 million, respectively.

     The Company conducts an ongoing review of its capital structure and debt obligations as part of its risk management strategy. To date, the Company has not entered into any form of derivative transactions related to its debt instruments. At March 31, 2000, the fair value of the Company's debt was approximately $100 million less than its carrying value.

     The maturities of outstanding debt for the next five fiscal years are as follows: 2001-$919 million, 2002-$331 million, 2003-$2,310 million, 2004-$640 million, and 2005-$826 million.

     Interest expense for the years ended March 31, 2000, 1999, and 1998 was $352 million, $154 million, and $147 million, respectively.

Note 7 -- Commitments and Contingencies

     The Company leases real estate and certain data processing and other equipment with lease terms expiring through 2023. The leases are operating leases and generally provide for renewal options and additional rentals based on escalations in operating expenses and real estate taxes. The Company has no material capital leases. The Company has completed construction of a facility in the United Kingdom with all costs paid as of March 31, 2000.

     Rental expense under operating leases for the years ended March 31, 2000, 1999, and 1998, was $205 million, $135 million, and $140 million, respectively. Future minimum lease payments are: 2001-$181 million; 2002-$148 million; 2003-$116 million; 2004-$87 million; 2005-$74 million; and thereafter-$242 million.

     The Company and certain of its officers are defendants in a number of shareholder class action lawsuits alleging that a class consisting of all persons who purchased the Company's stock during the period January 20, 1998 until July 22, 1998 were harmed by misleading statements, representations, and omissions regarding the Company's future financial performance. These cases have been consolidated into a single action (the "Shareholder Action") in the United States District Court for the Eastern District of New York ("New York Federal Court"). The New York Federal Court has denied the defendants' motion to dismiss the Shareholder Action, and the parties currently are engaged in discovery. Although the ultimate outcome and liability, if any, cannot be determined, management, after consultation and review with counsel, believes that the facts in the Shareholder Action do not support the plaintiffs' claims and that the Company and its officers and directors have meritorious defenses.

     In addition, three derivative actions alleging misleading statements and omissions similar to those alleged in the Shareholder Action were brought in the New York Federal Court on behalf of the Company against a majority of the Company's directors. An additional derivative action on behalf of the Company, alleging that the Company issued 14.25 million more shares than were authorized under the 1995 Key Employee Stock Ownership Plan (the "1995 Plan"), also was filed in the New York Federal Court. These derivative actions have been consolidated into a single action (the "Derivative Action") in the New York Federal Court. The Derivative Action has been stayed. Lastly, a derivative action on behalf of the Company was filed in the Chancery Court in Delaware (the "Delaware Action") alleging that 9.5 million more shares were issued to the three 1995 Plan participants than were authorized under the 1995 Plan. The Company and its directors who are parties to the Derivative Action and the Delaware Action have announced that an agreement has been reached to settle the Delaware Action and the Derivative Action. Under the terms of the proposed settlement, which is subject to the approval of the Delaware Court of Chancery and dismissal of related claims by the New York Federal Court, the 1995 Plan participants will return 4.5 million shares of Computer Associates stock to the Company, at which time the Company will record a non-cash gain.

     The Company, various subsidiaries and certain current and former officers have been named as defendants in various claims and lawsuits arising in the normal course of business. The Company believes that the facts do not support the plaintiffs' claims and intends to vigorously contest each of them.

            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

Note 8 -- Income Taxes

The amounts of income before income taxes attributable to domestic and foreign operations are as follows:

                       Year Ended March 31,
                      2000     1999     1998
                      ----     ----     ----
                          (in millions)
Domestic..........   $1,452   $  748   $1,611
Foreign ..........      138      262      263
                      -----    -----    -----
                    $ 1,590   $1,010   $1,874
                      =====    =====    =====

The provision for income taxes consists of the following:

                         Year Ended March 31,
                     2000     1999     1998
                     ----     ----     ----
                         (in millions)
Current:
 Federal.........    $ 401   $ 171    $ 446
 State...........       25      17       44
 Foreign.........       56      89       74
                      ----    ----     ----
                       482     277      564
                      ----    ----     ----
Deferred:
 Federal.........      381     106      119
 State...........       26       4       12
 Foreign.........        5      (3)      10
                      ----    ----     ----
                       412     107      141
                      ----    ----     ----

Total:
 Federal.........      782     277      565
 State...........       51      21       56
 Foreign.........       61      86       84
                      ----    ----     ----
                      $894    $384     $705
                      ====    ====     ====

The provision for income taxes is reconciled to the tax provision computed at the federal statutory rate as follows:

                                                           Year Ended March 31,
                                                         2000      1999    1998
                                                         ----      ----    ----
                                                              (in millions)
Tax expense at U.S. federal statutory rate ............  $ 556    $ 353    $ 656
Increase (reduction) in tax expense resulting from:
  Purchased research and development ..................    278        -        -
  Nondeductable amortization of excess cost over
    net assets acquired ...............................     83       23       21
  Effect of international operations, including foreign
    sales corporation .................................    (72)     (29)     (42)
  Other, net ..........................................     16       23       34
  State taxes, net of federal tax benefit .............     33       14       36
                                                          ----     ----     ----
                                                          $894     $384     $705
                                                          ====     ====     ====

            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

Note 8 -- Income Taxes (Continued)

Deferred income taxes reflect the impact of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. The tax effect of the temporary differences are as follows:

                                          March 31,
                                        2000     1999
                                        ----     ----
                                        (in millions)
Deferred tax assets ...............   $  523    $   -
                                       -----     ----
Deferred tax liabilities:
  Modified accrual basis accounting   $1,716   $1,249
  Purchased software ..............      854       65
                                       -----    -----
Total deferred tax liabilities ....   $2,570   $1,314
                                       -----    -----
Net deferred tax liability ........   $2,047   $1,314
                                       =====    =====

No provision has been made for federal income taxes on unremitted earnings of the Company's foreign subsidiaries (approximately $411 million at March 31, 2000), since the Company plans to permanently reinvest all such earnings.

Note 9 -- Stock Plans

     The Company has a 1981 Incentive Stock Option Plan (the "1981 Plan") pursuant to which options to purchase up to 27 million shares of Common Stock of the Company were available for grant to employees (including officers of the Company). The 1981 Plan expired on October 23, 1991. Therefore, from and after that date no new options can be granted under the 1981 Plan. Pursuant to the 1981 Plan, the exercise price could not be less than the Fair Market Value ("FMV") of each share at the date of grant. Options granted thereunder may be exercised in annual increments commencing one year after the date of grant and become fully exercisable after the expiration of five years. All options expire ten years from date of grant unless otherwise terminated. All of the 283,000 options which are outstanding under the 1981 Plan were exercisable at March 31, 2000 at $2.22-$2.26 per share.

     The Company has a 1987 Non-Statutory Stock Option Plan (the "1987 Plan") pursuant to which options to purchase up to 17 million shares of Common Stock of the Company may be granted to select officers and key employees of the Company. Pursuant to the 1987 Plan, the exercise price shall not be less than the FMV of each share at the date of the grant. The option period shall not exceed 12 years. Each option may be exercised only in accordance with a vesting schedule established by the Stock Option and Compensation Committee. As of March 31, 2000, 155,375 shares of the Company's Common Stock were available for future grants. All of the 6.5 million options which are outstanding under the 1987 Plan were exercisable as of that date. These options are exercisable at $2.22-$4.26 per share.

     The Company's 1991 Stock Incentive Plan (the "1991 Plan") provides that stock appreciation rights and/or options, both qualified and non-statutory, to purchase up to 67.5 million shares of Common Stock of the Company may be granted to employees (including officers of the Company) under conditions similar to the 1981 Plan. As of March 31, 2000, no stock appreciation rights have been granted under this plan and 59.9 million options have been granted. At March 31, 2000,
12.0 million of the 33.9 million options which are outstanding under the 1991 Plan were exercisable. These options are exercisable at $4.26-$51.69 per share.

     The 1993 Stock Option Plan for Non-Employee Directors (the "1993 Plan") provides for non-statutory options to purchase up to a total of 337,500 shares of Common Stock of the Company to be available for grant to each member of the Board of Directors who is not otherwise an employee of the Company. Pursuant to the 1993 Plan, the exercise price shall be the FMV of the shares covered by the option at the date of grant. The option period shall not exceed ten years, and each option may be exercised in whole or in part on the first anniversary date of its grant. As of March 31, 2000, 195,750 options have been granted under this plan. 115,000 of the 149,000 options which are outstanding under the 1993 Plan were exercisable as of that date. These options are exercisable at $7.59-$51.44 per share.

            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

Note 9 -- Stock Plans (Continued)

The following table summarizes the activity under these plans (shares in millions):

                             2000              1999              1998
                     ------------------  ----------------- ------------------
                               Weighted-         Weighted-          Weighted-
                               Average           Average            Average
                               Exercise          Exercise           Exercise
                      Shares   Price    Shares   Price     Shares   Price
                      ------   -----    ------   -----     ------   -----
Beginning of year .     41.0  $   21.67  42.6  $   19.36    40.2  $   13.96
Granted ...........      7.1      51.87   4.7      36.56     8.9      37.58
Acquisition .......      7.2      31.07     -          -       -          -
Exercised .........     (6.9)     14.53  (3.9)      9.60    (5.8)     10.46
Terminated ........      (.8)     30.54  (2.4)     29.32     (.7)     15.82
                        ----             ----               ----
End of year .......     47.6      28.39  41.0      21.67    42.6      19.36

Options exercisable
 at end of year ...     22.9  $   15.68  19.3  $   10.85    16.7    $  7.84


The following table summarizes information about these plans at March 31, 2000 (shares in millions):

                          Options Outstanding             Options Exercisable
                 -------------------------------------  -----------------------
                             Weighted-
                             Average         Weighted-
Range of                     Remaining       Average              Weighted-
Exercise                     Contractual     Exercise              Average
Price             Shares     Life            Price      Shares  Exercise Price
---------------   ------     ---------       ------     ------  -------------
 $ 2.22 - $10.00   12.3      2.8 years       $ 5.63     12.3    $  5.63
  10.01 -  20.00    5.7      5.2 years        19.21      3.6      19.20
  20.01 -  30.00    7.3      6.3 years        27.00      4.2      25.58
  30.01 -  40.00    8.7      7.2 years        35.66      1.5      34.77
  40.01 -  50.00    6.4      6.8 years        45.60      1.3      46.10
  50.01 -  78.63    7.2      9.3 years        51.99        -          -
                   ----                                 ----
                   47.6                                 22.9

     If the Company had elected to recognize compensation expense based on the fair value of stock plans as prescribed by SFAS No. 123, net income and net income per share would have been adjusted to the pro-forma amounts in the table below:

                                                 Year Ended March 31,
                                            2000       1999(1)        1998
                                            ----       ------         ----
                                        (in millions, except per share amounts)
Net income-as reported .............       $  696     $   626        $1,169
Net income-pro-forma ...............          608       1,128         1,085
Basic earnings per share ...........       $ 1.29     $  1.15        $ 2.14
Basic earnings per share-pro-forma .         1.13        2.07          1.99
Diluted earnings per share .........       $ 1.25     $  1.11        $ 2.06
Diluted earnings per share-pro-forma         1.12        2.06          1.94

(1) Includes the effect of the 1995 Plan charge under SFAS No. 123.

            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

Note 9 -- Stock Plans (Continued)

     The weighted-average fair value at date of grant for options granted in 2000, 1999, and 1998 were $27.98, $19.04, and $20.44, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for option grants in 2000, 1999, and 1998, respectively; dividend yields of .15%, .22%, and .22%; expected volatility factors of .50; risk-free interest rates of 5.6%, 4.5%, and 6.2% and an expected life of six years. The compensation expense and pro-forma net income may not be indicative of amounts to be included in future periods.

     Under the 1998 Incentive Award Plan (the "1998 Plan"), a total of four million Phantom Shares, as defined in the 1998 Plan, are available for grant to certain of the Company's employees from time to time through March 31, 2008. As of March 31, 2000 there were approximately 1.8 million Phantom Shares outstanding. Each Phantom Share is equivalent to one share of the Company's common stock. Vesting is contingent upon attainment of specific criteria, including an annual Target Closing Price ("Price") for the Company's common stock and the participant's continued employment. The Price is based on the average closing price of the Company's common stock on the New York Stock Exchange for the ten days up to and including March 31st of each fiscal year. The Price was met on March 31, 2000 and the Company began to recognize a non-cash charge over the employment period (approximately $3 million for the year ended March 2000). If additional tranches vest, the annual non-cash charge will increase. Since the price of the Phantom Shares is undetermined, the incremental expense is unknown.

     During fiscal year 2000, the Company established the Year 2000 Employee Stock Purchase Plan, (the "Purchase Plan") for all eligible employees. Under the terms of the Purchase Plan, employees may elect to withhold between 1% and 25% of their base pay through regular payroll deductions, subject to Internal Revenue Code limitations. Shares of the Company's common stock may be purchased at six-month intervals at 85% of the lower of the FMV on the first or the last day of each six-month period. The Purchase Plan became effective January 1, 2000 and the first purchase of shares will be made on June 30, 2000. At March 31, 2000, 30 million shares were reserved for future issuance.

     All references to the number of shares and share prices have been adjusted to reflect a three-for-two stock split effective November 5, 1997.

Note 10 -- Profit Sharing Plan

     The Company maintains a profit sharing plan, the Computer Associates Savings Harvest Plan ("CASH Plan"), for the benefit of employees of the Company. The CASH Plan is intended to be a qualified plan under Section 401(a) of the Internal Revenue Code of 1986 (the "Code") and contains a qualified cash or deferred arrangement as described under Section 401(k) of the Code. Pursuant to the CASH Plan, eligible participants may elect to contribute a percentage of their annual gross salary. Matching contributions to the CASH Plan for the year ended March 31, 2000 were approximately $10 million and for each of the years ended March 31, 1999 and 1998 were approximately $6 million and $5 million, respectively. In addition, the Company may make discretionary contributions to the CASH Plan. Discretionary contributions to the CASH Plan for the year ended March 31, 2000 were approximately $25 million, and for each of the years ended March 31, 1999 and 1998 approximated $20 million and $17 million, respectively.

Note 11 -- Rights Plan

     Each outstanding share of the Company's Common Stock carries a stock purchase right issued under the Company's Rights Agreement, dated June 18, 1991 and amended May 17, 1995 (the "Rights Agreement"). Under certain circumstances, each right may be exercised to purchase one one-thousandth of a share of Series One Junior Participating Preferred Stock, Class A, for $300. Under certain circumstances, following (i) the acquisition of 20% or more of the Company's outstanding Common Stock by an Acquiring Person (as defined in the Rights Agreement), (ii) the commencement of a tender offer or exchange offer which would result in a person or group owning 20% or more of the Company's outstanding common stock, or (iii) the determination by the Company's Board of Directors and a majority of the Disinterested Directors (as defined in the Rights Agreement) that a 15% stockholder is an Adverse Person (as defined in the Rights Agreement), each right (other than rights held by an Acquiring Person or Adverse Person) may be exercised to purchase common stock of the Company or a successor company with a market value of twice the $300 exercise price. The rights, which are redeemable by the Company at one cent per right, expire in June 2001.

                                  Schedule II

                    COMPUTER ASSOCIATES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

                                                Additions
                                Balance at      charged to  Charged                      Balance
                                beginning       costs and   to other                     at end
Description                     of period       expenses    accounts(a)  Deductions(b)  of period
-----------                     ---------       --------    ----------   ------------   ---------
                                                        (in millions)
Reserves and allowances
deducted from assets to
which they apply:

Allowance for uncollectible amounts

Year ended March 31, 2000           $264         $  77      $ 171           $ 102          $410

Year ended March 31, 1999           $246         $  75      $   2           $  59          $264

Year ended March 31, 1998           $227         $  71      $   2           $  54          $246

(a) Reserves of acquired companies.

(b) Write-offs of amounts against allowance provided.