Form 10-Q
period 2000-06-30
COMPUTER ASSOCIATES INTERNATIONAL INC
filed 2000-08-03
CIK 356028

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


            _X_ Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 2000
                                       or
            ___ Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
               For the transition period ended from _____ to _____

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

                              Yes _X_          No ___

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:


        Title of Class                              Shares Outstanding
         Common Stock                              as of August 2, 2000
   par value $.10 per share                             590,969,506

            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES




                                      INDEX




PART I.   Financial Information:                                       Page No.

Item 1.   Consolidated Condensed Balance Sheets -
          June 30, 2000 and March 31, 2000.............................    1

          Consolidated Statements of Operations -
          Three Months Ended June 30, 2000 and 1999....................    2

          Consolidated Condensed Statements of Cash Flows -
          Three Months Ended June 30, 2000 and 1999....................    3

          Notes to Consolidated Condensed Financial Statements.........    4

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..........................    8

Item 3.   Quantitative and Qualitative Disclosure of Market Risk.......   14



PART II.  Other Information:

Item 1.   Legal Proceedings............................................   15

Item 6.   Exhibits and Reports on Form 8-K.............................   16

                          Part I. FINANCIAL INFORMATION


Item 1:

            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                  (in millions)

                                                         June 30,    March 31,
                                                           2000        2000
                                                       -----------  --------
                                                        (unaudited)

ASSETS:

Cash and cash equivalents                                 $   612    $ 1,307
Marketable securities                                          79         80
Trade and installment accounts receivable, net              1,712      2,175
Other current assets                                          175        430
                                                           ------     ------
TOTAL CURRENT ASSETS                                        2,578      3,992

Installment accounts receivable, net, due after one year    3,822      3,812
Property and equipment                                        832        829
Purchased software products                                 2,584      2,598
Goodwill and other intangible assets                        6,022      6,032
Other assets                                                  226        230
                                                           ------     ------
TOTAL ASSETS                                              $16,064    $17,493
                                                           ======     ======
LIABILITIES AND STOCKHOLDERS' EQUITY:

Loans payable and current portion of long-term debt       $ 1,218    $   919
Other current liabilities                                   1,467      2,085
Long-term debt                                              3,781      4,527
Deferred income taxes                                       2,242      2,365
Deferred maintenance revenue                                  504        560
Stockholders' equity                                        6,852      7,037
                                                           ------     ------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                  $16,064    $17,493
                                                           ======     ======

See Notes to Consolidated Condensed Financial Statements


            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                     (in millions, except per share amounts)

                                                    For the Three Months
                                                        Ended June 30,
                                                      2000         1999
                                                     -----        -----
License and other                                    $ 738        $ 742
Maintenance fees                                       258          196
Professional services                                  141          119
                                                     -----        -----
NET REVENUE
(Contract value: $1,278 and $1,222)                  1,137        1,057

Costs and expenses:
  Selling, general and administrative                  680          369
  Product development and enhancements                 170          121
  Commissions and royalties                             65           61
  Depreciation and amortization                        273          114
  Purchased research and development                    -           646
  1995 stock plan                                     (184)          -
                                                     -----        -----
TOTAL OPERATING COSTS                                1,004        1,311

 Income(loss) before other expenses                    133         (254)

    Interest expense, net                               88           50
                                                     -----        -----
 Income(loss) before income taxes                       45         (304)

 Income taxes                                           22          128
                                                     -----        -----
NET INCOME(LOSS)                                     $  23        $(432)
                                                     =====        =====

BASIC EARNINGS(LOSS) PER SHARE                       $ .04        $(.80)
                                                     =====        =====
Basic weighted average shares used in computation      590          537

DILUTED EARNINGS (LOSS) PER SHARE                    $ .04        $(.80)
                                                     =====        =====
Diluted weighted average shares used in computation    606          537*

 * Common share equivalents are not included since they would be antidilutive.

    See Notes to Consolidated Condensed Financial Statements.


                                COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                                    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                      (unaudited)

                                                     (in millions)



                                                                       For the Three Months
                                                                           Ended June 30,
                                                                       2000            1999
                                                                      -----           -----
OPERATING ACTIVITIES:
Net income (loss)                                                     $  23          $ (432)
 Adjustments to reconcile net income to net cash provided
 by operating activities:
    Depreciation and amortization                                       273             114
    Provision for deferred income taxes                                 142              15
    Charge for purchased research and development                         -             646
    Compensation (gain) expense related to stock and pension plans     (146)             20
    Increase in noncurrent installment accounts receivable              (32)           (149)
    Decrease in deferred maintenance revenue                            (52)            (33)
    Changes in other operating assets and liabilities, excluding
     effects of acquisitions                                            (61)            145
                                                                      -----           -----
NET CASH PROVIDED BY OPERATING ACTIVITIES                               147             326

INVESTING ACTIVITIES:
Acquisitions, primarily purchased software, marketing rights
 and intangibles, net of cash acquired                                 (104)         (3,094)
Settlement of purchase accounting liabilities                          (297)           (396)
Purchases of property and equipment                                     (29)            (24)
Sales of current marketable securities                                    -              86
Capitalized development costs and other                                 (11)             (7)
                                                                      -----           -----
NET CASH USED IN INVESTING ACTIVITIES                                  (441)         (3,435)

FINANCING ACTIVITIES:
Debt (repayments) borrowings, net                                      (410)          2,977
Exercise of common stock options and other                               24              14
Purchases of treasury stock                                             (11)              -
                                                                      -----           -----
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                    (397)          2,991

DECREASE IN CASH AND CASH EQUIVALENTS BEFORE
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                (691)           (118)

Effect of exchange rate changes on cash                                  (4)              -
                                                                      -----           -----
DECREASE IN CASH AND CASH EQUIVALENTS                                  (695)           (118)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      1,307             399
                                                                      -----           -----
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $ 612          $  281
                                                                      =====           =====

See notes to Consolidated Financial Statements.

            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in Computer Associates International, Inc.'s (the "Registrant" or the "Company") Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

Net Earnings (Loss) Per Share: Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed using the weighted-average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock options (using the treasury stock method).

                                            (in millions, except per share data)

                                                    For the Three Months
                                                       Ended June 30,
                                                    --------------------
                                                       2000       1999
                                                       ----       ----
Net income (loss)                                      $ 23      $(432)
                                                       ====      =====
Diluted Earnings (Loss) Per Share
-------------------------------------------
Weighted average shares outstanding
and common share equivalents                            606        537*

Diluted Earnings (Loss) Per Share                      $.04      $(.80)
                                                       ====      =====
Diluted Share Computation:
     Average common shares outstanding                  590        537
     Average common share equivalents - net              16         -
                                                       ----      -----
Weighted average shares outstanding
and common share equivalents                            606        537*
                                                       ====      =====

   * Common share equivalents are not included since they would be antidilutive. If the quarter ended June 30, 1999 had resulted in net income, the weighted average shares outstanding and common share equivalents would have been 552 million.

            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

Cash Dividends: In May 2000, the Company's Board of Directors declared its regular, semi-annual cash dividend of $.04 per share. The dividend was paid on July 12, 2000 to stockholders of record on June 23, 2000.

Statements of Cash Flows: For the three months ended June 30, 2000 and 1999, interest payments were $123 million and $78 million respectively, and income taxes paid were $166 million and $106 million, respectively.

Comprehensive Income: Comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains or losses on the Company's available-for-sale securities. The components of comprehensive income (loss), net of related tax, for the three-month period ended June 30, 2000 and 1999 are as follows:

                                                       (in millions)

                                                    For the Three Months
                                                       Ended June 30,
                                                    --------------------
                                                       2000       1999
                                                       ----       ----
Net income (loss)                                      $ 23      $(432)
Foreign currency translation adjustment                 (14)       (35)
Reclassification adjustment for gain
   included in net loss                                   -         (9)
                                                       ----       ----
Total comprehensive income (loss)                        $9      $(476)
                                                       ====       ====

Software Revenue Recognition: In October 1997, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") 97-2 "Software Revenue Recognition," as amended in 1998 by SOP 98-4 and further amended more recently by SOP 98-9, which is effective for transactions entered into in fiscal years beginning after March 15, 1999. These SOPs provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions, requiring deferral of part or all of the revenue related to a specific contract depending on the existence of vendor-specific objective evidence and the ability to allocate the total contract value to all elements within the contract. Effective for the quarter ended June 30, 1999, the Company implemented the guidelines of these SOPs. Based on the current interpretation, there was no material impact on the overall maintenance deferral; however, as additional implementation guidelines become available, there may be unanticipated changes in the Company's revenue recognition practices including, but not limited to, changes in the period over which revenue is recognized such as recognition of revenue over the contract term. The future implementation guidelines and interpretations may also require the Company to further change its business practices in order to continue to recognize a substantial portion of its software revenue when the product is delivered. These changes may extend sales cycles, increase administrative costs, or otherwise adversely affect existing operations and results of operations. In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101. This SAB provides further guidance on revenue recognition and is effective for the Company beginning in the fourth quarter of fiscal 2001. Management is currently in the process of evaluating the SAB to ensure the Company is in compliance and reviewing the impact the SAB may have on the Company's consolidated results of operations and financial position. As additional guidance becomes available, the Company may be required to change the period over which revenue is recognized, which may have a negative impact on the Company's prospective reported revenue.

            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

Segment Disclosure: The Company is principally engaged in the design, development, marketing, licensing, and support of integrated computer software products operating on a diverse range of hardware platforms and operating systems. Accordingly, the Company considers itself to be operating in a single industry segment. The Company's chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenue, by geographic region, for purposes of assessing financial performance and making operating decisions. The Company has no individual customers which constitute a significant concentration.

NOTE B - ACQUISITIONS

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

The following table reflects unaudited pro-forma combined results of the operations of the Company, PLATINUM, and Sterling on the basis that the acquisitions had taken place at the beginning of fiscal year 2000:


                                                For the Quarter
                                              Ended June 30, 1999
                                               ------------------
                                              (in millions, except
                                                per share amounts)
Contract value                                      $1,542
Net revenue                                          1,377
Net loss                                              (722)
Basic loss per share                                $(1.24)
Shares used in computation                             583
Diluted loss per share                              $(1.24)
Shares used in computation                             583*

*common share equivalents are not included since their effect would be antidilutive.

In management's opinion, the pro-forma combined results of operations are not indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of fiscal year 2000 or of future operations of the combined entities under the ownership and operation of the Company.

            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

At March 31, 2000, the Company estimated future liabilities in connection with acquisitions to be $768 million. These included compensation-related liabilities ($392 million) and other acquisition-related expenditures including duplicate facilities ($376 million). In the quarter ended June 30, 2000, reductions totaling $297 million were made against these reserves, including compensation related payments of $277 million and duplicate facility and other settlements of $20 million. The remaining balance is included in the "Other current liabilities" line item on the accompanying Consolidated Balance Sheet.

The Company acquired several other consulting businesses and product technologies in addition to the ones described above, which, either individually or collectively, are not material to the financial statements taken as a whole. The excess of cost over net assets acquired is being amortized on a straight-line basis over the expected period to be benefited. The Consolidated Condensed Statements of Operations reflect the results of operations of the companies since the effective dates of the purchases.

NOTE C - 1995 KEY EMPLOYEE STOCK OWNERSHIP PLAN

On June 22, 2000, the Delaware Court of Chancery approved a settlement arising from stock awards made to three executives in June 1998 pursuant to the Company's 1995 Key Employee Stock Ownership Plan. Under the terms of the settlement the executives will return 4.5 million shares of the Company's stock, of which 3.6 million shares will be retained by the Company and the remaining balance will be used to pay the legal fees related to the settlement. This settlement resulted in a net non-cash gain of $184 million.

Item 2:


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Statements in this Form 10-Q concerning the company's future prospects are "forward looking statements" under the federal securities laws. There can be no assurances that future results will be achieved and actual results could differ materially from forecasts and estimates. Important factors that could cause actual results to differ materially are discussed below in the section "Results of Operations."

RESULTS OF OPERATIONS

Revenue:

Total contract value for the quarter ended June 30, 2000 increased 5%, or $56 million, over the prior year's comparable quarter. Net revenue increased 8%, or $80 million, for the quarter. The increase was primarily attributable to higher maintenance and professional services revenue. License fees benefited from higher distributed platform product fees, offset by a decrease in OS/390 licenses. An approximate 20% reduction in European net revenue and the inability to finalize a number of OS/390 contracts that were expected to close in the final days of the quarter negatively impacted the quarter's results. The distributed platform revenue accounted for approximately 53% of the Company's overall contract value for the first quarter, led by Unicenter TNG (The Next Generation), a family of integrated business solutions for monitoring and administering systems management across multi-platform environments. Professional services revenue from consulting and educational programs grew by 18%, or $22 million, over the prior year's comparable period. The growth was the result of the added service personnel from the Sterling acquisition, marginally offset by curtailed services associated with non-CA products. Maintenance revenue increased 32%, or $62 million, over last year's comparable quarter. The increase was primarily a result of additional maintenance revenue from PLATINUM and Sterling licenses as well as prior year license arrangements.

                           Product/
 Quarter Ended            Maintenance            Services
 -------------            -----------            --------
 June 30, 2000               $996                  $141

 June 30, 1999                938                   119

Total North American net revenue for the first quarter grew 12% over the prior year's first quarter. This resulted from higher distributed platform sales, maintenance, and professional services, offset by lower OS/390 software sales. North American sales represented 69% and 66% of revenue for the June 2000 and June 1999 quarters, respectively. The strengthening of the U.S. dollar against most currencies negatively affected international revenue by approximately $19 million.


                             North
 Quarter Ended              America           International
 -------------            -----------         -------------
 June 30, 2000                $784                $353

 June 30, 1999                 697                 360


Price changes did not have a material impact in this quarter or the prior year's first quarter.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Costs and Expenses:

Selling, general and administrative expenses as a percentage of net revenue for the first quarter increased to 60% from 35% the prior year. The increase was largely attributable to a higher fixed expense structure, principally the result of added personnel costs from the recent acquisition of Sterling, as well as a $31 million write-off associated with the bankruptcy of Inacom Corporation. Net research and development expenditures increased $49 million, or 40%, for the first quarter compared to last year's first quarter. There was continued emphasis on adapting and enhancing products for the distributed platform environment, in particular Unicenter TNG, Jasmine ii, Neugents, as well as the broadening of the Company's eCommerce product offerings, and additional expenses relating to the development efforts of products obtained through the acquisitions of PLATINUM and Sterling. Commissions and royalties as a percentage of net revenue were 6% for the quarters ended June 2000 and 1999. Depreciation and amortization expense in the first quarter increased $159 million from the comparable quarter in the prior year. The increase was primarily attributable to the additional amortization of purchased intangibles associated with the acquisition of Sterling and, to a lesser extent, PLATINUM (acquired on May 28, 1999), marginally offset by the scheduled reductions in the amortization associated with past acquisitions. Net interest expense increased $38 million, or 76%, for the first quarter compared to last year's first quarter as a result of an increase in average debt outstanding, primarily associated with the acquisition of PLATINUM. In June 2000, the Company recorded a special net gain of $184 million related to the settlement of the derivative litigation arising out of stock awards made to three Company executives in June 1998 pursuant to the Company's 1995 Key Employee Stock Ownership Plan. The terms of the settlement provide for the executives to return a portion of their shares to the Company. In June 1999, a $646 million in-process research and development ("IPR&D") charge related to the acquisition of PLATINUM was recorded.

Operating Margins:

The Company generated pretax income of $45 million for the first quarter of fiscal year 2001, inclusive of special items totaling a net gain of $153 million, compared with a pretax loss in the same period a year ago of $304 million, inclusive of a one-time charge of $646 million for in-process research and development relating to the acquisition of PLATINUM. Lower European sales and the inability to finalize a number of OS/390 contracts at quarter end led to a net loss excluding special items of $55 million in the June quarter, compared to net income of $214 million a year ago. The Company's consolidated effective tax rate was 48.5% and 37.5% for the quarters ended June 2000 and 1999, respectively. The increase in the Company's effective tax rate for the quarter ended June 2000 was a result of increased non-deductible amortization of purchased intangibles relating to the Sterling and PLATINUM acquisitions.

Operations:

The Company has traditionally reported lower profit margins in the first two quarters of each fiscal year than those experienced in the third and fourth quarters. As part of the annual budget process, management establishes higher discretionary expense levels in relation to projected revenue for the first half of the year. Historically, the Company's combined third and fourth quarter revenue has been greater than that of the first half of the year, as these two quarters coincide with clients' calendar year-end budget periods and the culmination of the Company's annual sales plan. This historically higher second half revenue has resulted in significantly higher profit margins since total expenses have not increased in proportion to revenue. However, past financial performance should not be considered to be a reliable indicator of future performance.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Risks and Uncertainties:

The Company's products are designed to improve the productivity and efficiency of clients' information processing resources. However, a general or regional slowdown in the world economy could adversely affect the Company's operations. Additionally, further deterioration of the exchange rate of foreign currencies against the U.S. dollar may continue to affect the Company's ability to increase its revenue within those markets.

As the Company grows, it is increasingly dependent upon large dollar enterprise transactions with individual clients. The size and magnitude of such transactions have increased over time. There can be no assurances that transactions of this nature will occur in subsequent periods.

The Company's future operating results may also be affected by a number of other factors, including but not limited to: a significant percentage of the Company's quarterly sales being finalized in the last few days of the period making financial forecasts especially difficult, which could create a substantial risk of variances with the actual results; risks associated with changes to the OS/390 platform for which the Company depends upon a material amount of revenue; the continued risks of potential litigation arising from the Year 2000 date change for computer programs; the emergence of new competitive initiatives resulting from rapid technological advances; changes in pricing in the market; the risks associated with new product introductions as well as the uncertainty of marketplace acceptance of these new or enhanced products from either the Company or its competitors; risks associated with the entry into new markets at lower profit margins, such as professional services; the risks associated with integrating newly acquired businesses and technologies; risks associated with reorganizations of the sales force; delays in product delivery; reliance on
mainframe   capacity  growth;  the  ability  to  recruit  and  retain  qualified personnel; business conditions in the distributed and mainframe software and hardware markets; the strength of the Company's distribution channels; uncertainty and volatility associated with Internet and eBusiness related activities; the ability to update the Company's product offerings to conform with new governmental rules; use of software patent rights to attempt to limit competition; fluctuations in foreign currency exchange rates and interest rates; the volatility of the international marketplace; uncertainties relative to global economic conditions; the Company's reliance on a single family of products for a material portion of its sales; the effect of new accounting pronouncements and interpretations on the Company's revenue recognition practices; the Company's ability to manage fixed and variable expense growth relative to revenue growth; and other risks described in the Company's filings with the Securities and Exchange Commission.

In-Process Research and Development:

In the fourth quarter of fiscal year 2000, the Company acquired Sterling in a stock-for-stock exchange valued at approximately $4.1 billion. In the first quarter of fiscal year 2000, the Company acquired PLATINUM for approximately $4.3 billion in cash and assumed liabilities. Acquired in-process research and development ("IPR&D") charges relate to acquisitions of software companies accounted for under the purchase method, in which a portion of the purchase price is allocated to acquired in-process technology and is expensed immediately since the technological feasibility of the research and development projects has not yet been achieved and is believed to have no alternative future use. Independent valuations of Sterling and PLATINUM were performed and used as an aid in determining the fair value of the identifiable intangible assets and in allocating the purchase price among the acquired assets, including the portion of the purchase price attributed to IPR&D, which was $150 million and $646 million for Sterling and PLATINUM, respectively. Assets were identified through on-site interviews with management and a review of data provided by the Company and discussions with the acquired companies' management concerning the acquired assets, technologies in

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

development,  costs  necessary  to  complete  the  IPR&D,  historical  financial
performance,   estimates  of  future  performance,  market  potential,  and  the assumptions underlying these estimates.

The "Income Approach" was utilized for the valuation analysis of IPR&D for both Sterling and PLATINUM. This approach focuses on the income-producing capability of the asset, which was determined through review of data provided by both the acquired companies and independent sources and through analysis of relevant market sizes, growth factors, and expected trends in technology. The steps followed in applying this approach included estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value using a rate of return commensurate with the relative risk levels.

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

The ongoing development projects at PLATINUM at the time of the purchase were comprised primarily of application development, database and enterprise management tools, and data warehousing solutions. The acquired projects included add-on features, tools and next generation versions of DB2 Solutions,TM ProVision,TM Security, AdvantageTM application development, end-to-end data warehousing, and Internet infrastructure product families. At the time of acquisition, it was estimated that, on average, 68% of the development effort had been completed and the remaining development effort would take approximately 12 months to complete, with a cost of approximately $41 million.

The resulting net cash flows from Sterling and PLATINUM projects were based on management's estimates of product revenues, cost of goods sold, operating expenses, R&D costs, and income taxes from such projects. The revenue projections used to value the IPR&D were based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors. The rate used in discounting the net cash flows from the IPR&D approximated 20% for both Sterling and PLATINUM. These discount rates, higher than that of the Company's cost of capital, are due to the uncertainties surrounding the successful development of IPR&D. The efforts required to develop the in-process technology of the acquired companies into commercially viable products principally relate to the completion of planning, designing, prototyping, and testing functions that are necessary to establish that the software produced will meet its design specifications, including technical performance, features, and function requirements. The Company has reviewed its projections of revenue and estimated costs of completion and has compared these projections with results through June 30, 2000. To date, in the aggregate, the projections have not varied materially from original forecasts.

If these projects do not continue to be successfully developed, the revenue and profitability of the Company may be adversely affected in future periods. Additionally, the value of other intangible assets acquired may become impaired. Results will also be subject to uncertain market events and risks that are beyond the Company's control, such as trends in technology, government regulations, market size and growth, and product introduction by competitors. Management believes that the assumptions used in the purchased IPR&D valuation reasonably estimate the future benefits. There can be no assurances that in future periods actual results will not deviate from current estimates.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Liquidity and capital resources:

The Company's cash, cash equivalents, and marketable securities decreased approximately $696 million from the March 31, 2000 balance of $1,387 million to $691 million at June 30, 2000. Cash from operations and cash on hand at March 31, 2000 were used primarily to repay over $400 million in outstanding debt, as well as to fund severance and other costs related to the acquisition of Sterling. Cash generated from operations for the quarters ended June 30, 2000 and 1999 was $147 million and $326 million, respectively. In the current quarter, cash from operations was negatively impacted by higher interest and tax payments, as well as lower net income (excluding special charges), due to increased headcount and related expenses resulting from the Sterling and PLATINUM acquisitions.

The Company's bank credit facilities consist of a $1.3 billion 364-day revolving credit facility, a $1 billion four-year revolving credit facility, and a $2 billion four-year term loan. During the quarter, the Company repaid all outstanding borrowings under its $1.5 billion 364-day agreement and the facility was reduced to $1.3 billion at its renewal in May 2000. At June 30, 2000, $2.55 billion remained outstanding under the four-year revolving credit and term loan agreements at various interest rates. Interest is determined based on a ratings grid, which applies a margin to the prevailing London InterBank Offered Rate ("LIBOR").

In an effort to reduce interest costs in a rising-rate environment, the Company began issuing Commercial Paper ("CP") in June of this year. The $1.3 billion 364-day revolver supports the CP program as a backstop facility. The program, rated A-2 by Standard & Poor's and P-2 by Moody's Investors Services, provides for maximum issuance of up to $1 billion in Commercial Paper Notes with maturities not to exceed 270 days. The CP Notes are exempt from registration under section 4(2) of the Securities and Exchange Act of 1933. At June 30, 2000, $296 million in CP Notes were outstanding bearing interest rates of approximately 6.85%.

The Company also utilizes other financial markets in order to maintain its broad sources of liquidity. In fiscal 1999, $1.75 billion of unsecured Senior Notes were issued in a transaction governed by Rule 144A under the Securities Act of 1933. Amounts borrowed, rates and maturities for each issue were $575 million at 6.25% due April 15, 2003, $825 million at 6.38% due April 15, 2005 and $350 million at 6.50% due April 15, 2008. During the current quarter, the Company also repaid $64 million under the Company's 6.77% Senior Notes, a private placement with $192 million outstanding at June 30, 2000. These Notes call for annual repayment of $64 million each April until final maturity in 2003. In addition, the Company maintains an 85 million pound sterling denominated credit facility established to finance construction of its European World Headquarters at Ditton Park in the United Kingdom. Approximately U.S. $130 million was outstanding under this facility at June 30, 2000. The maturity of this debt has been extended into the second fiscal quarter as the Company evaluates several financing alternatives for the property.

Unsecured and uncommitted multi-currency lines of credit are available to meet any short-term working capital needs for subsidiaries operating outside the U.S. These lines total U.S. $53 million, of which $18 million was drawn at June 30, 2000.

Debt ratings for the Company's senior unsecured notes and its bank credit facilities are BBB+ and Baa1 from Standard & Poor's and Moody's Investor Services, respectively.

At June 30, 2000, the cumulative number of shares purchased under the Company's various open market Common Stock repurchase programs was 150.7 million. The remaining number of shares authorized for repurchase was approximately 49.3 million, of which 2.5 million has been purchased since June 30, 2000.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

In addition to expansion efforts at its U.S. headquarters in Islandia, New York, capital resource requirements at June 30, 2000 consisted of lease obligations for office space, computer equipment, mortgage or loan obligations and amounts due as a result of product and company acquisitions. It is expected that existing cash, cash equivalents, marketable securities, the availability of borrowings under credit lines and cash provided from operations will be sufficient to meet ongoing cash requirements.

Item 3:

                     QUANTITATIVE AND QUALITATIVE DISCLOSURE
                                 OF MARKET RISK

The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio, debt, and installment accounts receivable. The Company has a prescribed methodology whereby it invests its excess cash in debt instruments of government agencies and high quality corporate issuers (Standard & Poor's single "A" rating and higher). To mitigate risk, many of the securities have a maturity date within one year, and holdings of any one issuer excluding the U.S. Government do not exceed 10% of the portfolio. Periodically, the portfolio is reviewed and adjusted if the credit rating of a security held has deteriorated. The Company does not utilize derivative financial instruments.

The Company maintains a blend of both fixed and floating rate debt instruments. At June 30, 2000, the Company's outstanding debt approximated $5.0 billion, with approximately $2.0 billion in fixed rate obligations. If market rates were to decline, the Company could be required to make payments on the fixed rate debt that would exceed those based on current market rates. Each 25 basis point decrease in interest rates would have an associated annual opportunity cost of approximately $5 million. Each 25 basis point increase or decrease in interest rates would have an approximately $8 million annual effect on variable rate debt interest based on the balances of such debt at June 30, 2000.

The Company offers financing arrangements with installment payment terms in connection with its software solution sales. The aggregate contract value includes an imputed interest element, which can vary with the interest rate environment. Each 25 basis point increase in interest rates would have an associated annual opportunity cost of approximately $14 million.

There have been no material changes in the Company's worldwide business model, foreign exchange risk management strategy, or investment methodology regarding marketable equity securities, and as such, the descriptions under the captions "Foreign Currency Exchange Risk" and "Equity Price Risk" remain unchanged from those included in the Company's Form 10-K for the year ended March 31, 2000.

                           PART II. OTHER INFORMATION

Item 1:  Legal Proceedings

The Company and certain of its officers are defendants in a number of shareholder class action lawsuits alleging that a class consisting of all persons who purchased the Company's stock during the period January 20, 1998 until July 22, 1998 were harmed by misleading statements, representations, and omissions regarding the Company's future financial performance. These cases have been consolidated into a single action (the "Shareholder Action") in the United States District Court for the Eastern District of New York ("NY Federal Court"). The NY Federal Court has denied the defendants' motion to dismiss the Shareholder Action, and the parties currently are engaged in discovery. Although the ultimate outcome and liability, if any, cannot be determined, management, after consultation and review with counsel, believes that the facts in the Shareholder Action do not support the plaintiffs' claims and that the Company and its officers and directors have meritorious defenses.

In addition, three derivative actions alleging misleading statements and omissions similar to those alleged in the Shareholder Action were brought in the NY Federal Court on behalf of the Company against a majority of the Company's directors. An additional derivative action on behalf of the Company, alleging that the Company issued 14.25 million more shares than were authorized under the 1995 Key Employee Stock Ownership Plan (the "1995 Plan"), also was filed in the NY Federal Court. These derivative actions have been consolidated into a single action (the "Derivative Action") in the NY Federal Court. The Derivative Action has been stayed. Lastly, a derivative action on behalf of the Company was filed in the Chancery Court in Delaware (the "Delaware Action") alleging that 9.5 million more shares were issued to the three 1995 Plan participants than were authorized under the 1995 Plan. The Company and its directors who are parties to the Derivative Action and the Delaware Action have announced that an agreement has been reached to settle the Delaware Action and the Derivative Action. Under the terms of the proposed settlement, which is subject to dismissal of related claims by the NY Federal Court, the 1995 Plan participants will return 4.5 million shares of Computer Associates stock to the Company. The Chancery Court in Delaware has approved the settlement and the parties are awaiting dismissal by the NY Federal Court.

The Company, various subsidiaries, and certain current and former officers have been named as defendants in other various claims and lawsuits arising in the normal course of business. The Company believes that the facts do not support the plaintiffs' claims and intends to vigorously contest each of them.

Item 6:  Exhibits and Reports on Form 8-K

(a)  Exhibits:

         None


(b)  Reports on Form 8-K:

          The Registrant filed a Report on Form 8-K dated April 5, 2000 to report an event under Item 5 and 7.

          The Registrant filed a Report on Form 8-K dated July 6, 2000 to report an event under Item 5 and 7.





                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     COMPUTER ASSOCIATES INTERNATIONAL, INC.


       Dated: August 3, 2000      By: /s/Sanjay Kumar
                                      ---------------
                                      Sanjay Kumar, President
                                      and Chief Operating Officer

       Dated: August 3, 2000      By: /s/Ira Zar
                                      ---------------
                                      Ira Zar, Executive Vice President and
                                      Principal Financial and Accounting Officer