Form 10-Q
period 2000-09-30
COMPUTER ASSOCIATES INTERNATIONAL INC
filed 2000-11-14
CIK 356028

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


              _X_ Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the quarterly period ended September 30, 2000
                                       or
              ___ Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
               For the transition period ended from _____ to _____

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

                         Yes _X_                 No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:


     Title of Class                                   Shares Outstanding
      Common Stock                                  as of November 13, 2000
 par value $.10 per share                                  580,584,485

            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES




                                      INDEX

PART I.  Financial Information:                                        Page No.

Item 1.  Consolidated Condensed Balance Sheets -
         September 30 and March 31, 2000.............................       1

         Consolidated Condensed Statements of Operations -
         Three Months Ended September 30, 2000 and 1999..............       2

         Consolidated Condensed Statements of Operations -
         Six Months Ended September 30, 2000 and 1999................       3

         Consolidated Condensed Statements of Cash Flows -
         Six Months Ended September 30, 2000 and 1999................       4

         Notes to Consolidated Condensed Financial Statements........       5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..........................      9

Item 3.  Quantitative and Qualitative Disclosure of Market Risk.......     16


PART II. Other Information:

Item 1.  Legal Proceedings...........................................      17

Item 4.  Submission of Matters to a Vote of Security Holders.........      18

Item 6.  Exhibits and Reports on Form 8-K............................      19

                          Part I. FINANCIAL INFORMATION

Item 1:

            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                  (in millions)

                                                      September 30,  March 31,
                                                           2000        2000
                                                       -----------  --------
                                                        (unaudited)

ASSETS:

Cash and cash equivalents                                 $   368    $ 1,307
Marketable securities                                          86         80
Trade and installment accounts receivable, net              2,059      2,175
Other current assets                                          158        430
                                                           ------     ------
TOTAL CURRENT ASSETS                                        2,671      3,992

Installment accounts receivable, due after one year,net     3,864      3,812
Property and equipment, net                                   822        829
Purchased software products, net                            2,519      2,598
Goodwill and other intangible assets, net                   5,881      6,032
Other assets                                                  222        230
                                                           ------     ------
TOTAL ASSETS                                              $15,979    $17,493
                                                           ======     ======
LIABILITIES AND STOCKHOLDERS' EQUITY:

Loans payable and current portion of long-term debt       $ 1,319    $   919
Other current liabilities                                   1,518      2,085
Long-term debt                                              3,676      4,527
Deferred income taxes                                       2,266      2,365
Deferred maintenance revenue                                  500        560
Stockholders' equity                                        6,700      7,037
                                                           ------     ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $15,979    $17,493
                                                           ======     ======

See Notes to Consolidated Condensed Financial Statements

            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                     (in millions, except per share amounts)

                                                    For the Three Months
                                                     Ended September 30,
                                                      2000         1999
                                                     ------       ------
License and other                                    $1,117       $1,110
Maintenance fees                                        274          215
Professional services                                   154          140
                                                     ------       ------
NET REVENUE
(Contract value: $1,681 and $1,605)                   1,545        1,465

Costs and expenses:
  Selling, general and administrative                   645          457
  Product development and enhancements                  179          141
  Commissions and royalties                              85           79
  Depreciation and amortization                         279          156
                                                     ------       ------
TOTAL OPERATING COSTS                                 1,188          833

 Income before other expenses                           357          632

 Interest expense, net                                   89           97
                                                     ------       ------
 Income before income taxes                             268          535

 Provision for income taxes                             130          201
                                                     ------       ------
NET INCOME                                            $ 138        $ 334
                                                     ======       ======

BASIC EARNINGS PER SHARE                              $ .24        $ .62
                                                     ======       ======
Basic weighted average shares used in computation       585          538

DILUTED EARNINGS PER SHARE                            $ .23        $ .60
                                                     ======       ======
Diluted weighted average shares used in computation     592          555

    See Notes to Consolidated Condensed Financial Statements.

            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                     (in millions, except per share amounts)

                                                     For the Six Months
                                                     Ended September 30,
                                                      2000         1999
                                                     ------       ------
License and other                                    $1,855       $1,852
Maintenance fees                                        532          411
Professional services                                   295          259
                                                     ------       ------
NET REVENUE
(Contract value: $2,959 and $2,827)                   2,682        2,522

Costs and expenses:
  Selling, general and administrative                 1,325          826
  Product development and enhancements                  349          262
  Commissions and royalties                             150          139
  Depreciation and amortization                         552          270
  Purchased research and development                      -          646
  1995 Stock Plan                                      (184)           -
                                                     ------       ------
TOTAL OPERATING COSTS                                 2,192        2,143

 Income before other expenses                           490          379

 Interest expense, net                                  177          147
                                                     ------       ------
 Income before income taxes                             313          232

 Provision for income taxes                             152          329
                                                     ------       ------
NET INCOME (LOSS)                                     $ 161        $ (97)
                                                     ======       ======

BASIC EARNINGS (LOSS) PER SHARE                       $ .27        $(.18)
                                                     ======       ======
Basic weighted average shares used in computation       588          537

DILUTED EARNINGS (LOSS) PER SHARE                     $ .27        $(.18)
                                                     ======       ======
Diluted weighted average shares used in computation     599          537 *

* Common stock equivalents are not included since they would be antidilutive.

    See Notes to Consolidated Condensed Financial Statements.

            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                  (in millions)

                                                                        For the Six Months
                                                                        Ended September 30,
                                                                       2000            1999
                                                                      -----           -----
OPERATING ACTIVITIES:
Net income (loss)                                                     $ 161          $  (97)
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Depreciation and amortization                                       552             270
    Provision for deferred income taxes                                 183              44
    Charge for purchased research and development                         -             646
    Compensation (gain) expense related to stock and pension plans     (146)             27
    Increase in noncurrent installment accounts receivable, net        (130)           (461)
    Decrease in deferred maintenance revenue                            (48)            (34)
    Changes in other operating assets and liabilities, excluding
     effects of acquisitions                                           (300)            277
                                                                      -----           -----
NET CASH PROVIDED BY OPERATING ACTIVITIES                               272             672

INVESTING ACTIVITIES:
Acquisitions, primarily purchased software, marking rights
 and intangibles, net of cash acquired                                 (164)         (3,550)
Settlement of purchase accounting liabilities                          (326)           (528)
Purchases of property and equipment, net                                (41)            (93)
(Purchases) sales of  marketable securities, net                         (7)            121
Capitalized development costs                                           (23)            (16)
                                                                      -----           -----
NET CASH USED IN INVESTING ACTIVITIES                                  (561)         (4,066)

FINANCING ACTIVITIES:
Debt (repayments) borrowings, net                                      (410)          3,227
Dividends paid                                                          (24)            (21)
Exercise of common stock options                                         37              39
Purchases of treasury stock                                            (245)              -
                                                                      -----           -----
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                    (642)          3,245

DECREASE IN CASH AND CASH EQUIVALENTS BEFORE
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                (931)           (149)

Effect of exchange rate changes on cash                                  (8)              2
                                                                      -----           -----
DECREASE IN CASH AND CASH EQUIVALENTS                                  (939)           (147)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      1,307             399
                                                                      -----           -----
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $ 368          $  252
                                                                      =====           =====

See notes to Consolidated Financial Statements.

               COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the six months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in Computer Associates International, Inc.'s (the "Registrant" or the "Company") Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

Cash Dividends: In May 2000, the Company's Board of Directors declared its regular, semi-annual cash dividend of $.04 per share. The dividend was paid on July 12, 2000 to stockholders of record on June 23, 2000.

Statements of Cash Flows: For the six months ended September 30, 2000 and 1999, interest payments were $171 million and $111 million respectively, and income taxes paid were $190 million and $149 million, respectively.

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

                                       (in millions, except per share amounts)

                                    For the Three Months     For the Six Months
                                     Ended September 30,     Ended September 30,
                                    --------------------    --------------------
                                       2000      1999         2000      1999
                                       ----      ----         ----      ----
Net Income (loss)                      $138      $334         $161     $(97)
                                       ====      ====         ====     =====
Diluted Earnings (Loss) Per Share
-----------------------------------
Weighted average shares outstanding
and common share equivalents            592       555          599       537*

Diluted Earnings (Loss) Per Share      $.23      $.60         $.27     $(.18)
                                       ====      ====         ====     =====
Diluted Share Computation:
 Average common shares outstanding      585       538          588       537
 Average common share equivalents         7        17           11         -
                                       ----      ----         ----     -----
Weighted average shares outstanding
and common share equivalents            592       555          599      537*
                                       ====      ====         ====     =====

* Common share equivalents are not included since they would be antidilutive. If the six months ended September 30, 1999 had resulted in net income, the weighted average shares outstanding and common share equivalents would have been 554 million.

            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (unaudited)

Comprehensive Income: Comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on the Company's available-for-sale securities. The components of comprehensive income (loss), net of related tax, for the three month and six month periods ended September 30, 2000 and 1999 are as follows:

                                                   (in millions)

                                       For the Three Months  For the Six Months
                                        Ended September 30,  Ended September 30,
                                       -------------------- --------------------
                                          2000       1999     2000       1999
                                          ----       ----     ----       ----
Net income (loss)                         $138       $334     $161       $(97)
Foreign currency translation adjustment    (71)        38      (85)         2
Reclassification adjustment
   included in net loss                      -          -        -         (9)
                                          ----       ----     ----       ----
Total comprehensive income (loss)          $67       $372      $76      $(104)
                                          ====       ====     ====       ====

Software Revenue Recognition: In October 1997, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") 97-2 "Software Revenue Recognition," as amended in 1998 by SOP 98-4 and further amended more recently by SOP 98-9, which is effective for transactions entered into in fiscal years beginning after March 15, 1999. These SOPs provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions, requiring deferral of part or all of the revenue related to a specific contract depending on the existence of vendor-specific objective evidence and the ability to allocate the total contract value to all elements within the contract. Effective for the quarter ended June 30, 1999, the Company implemented the guidelines of these SOPs. In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101. This SAB provides further guidance on revenue recognition and is effective for the Company beginning in the fourth quarter of fiscal 2001. Management has evaluated the SAB to ensure that the Company is in compliance. Based on the current interpretations, there should not be a material impact on the Company's consolidated results of operations and financial position. As a result of a change in the business model, as further discussed in the MD&A and Form 8-K filed on October 25, 2000, beginning in the quarter ending December 31, 2000, the Company will recognize revenue on software transactions ratably over the contract term, for transactions conforming to such business model.

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

In the current quarter, the Company entered into an enterprise license agreement with a long time customer. That agreement represented approximately 13.7% of the Company's quarterly contract value. The Company enters into sizeable agreements quarterly. The total contract value of the five largest license agreements in the current fiscal quarter was less than that of the prior year's comparable quarter.

            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (unaudited)

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

The following table reflects unaudited pro forma combined results of the operations of the Company, Sterling, and PLATINUM on the basis that the acquisitions had taken place at the beginning of fiscal year 2000:

                                       (in millions, except per share amounts)
                                    For the Three Months     For the Six Months
                                    Ended Sept. 30, 1999    Ended Sept. 30, 1999
                                    --------------------    --------------------

Contract value                             $1,835                 $3,377
Net revenue                                 1,695                  3,072
Net income (loss)                             208                   (364)
Basic earnings (loss) per share            $  .36                 $ (.62)
Shares used in computation                    585                    584
Diluted earnings (loss) per share          $  .35                 $ (.62)
Shares used in computation                    602                    584 *

*common share equivalents are not included since their effect would be antidilutive.

In management's opinion, the pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of fiscal year 2000 or of future operations of the combined entities under the ownership and operation of the Company.

At March 31, 2000, the Company estimated future liabilities in connection with acquisitions to be $768 million. These included compensation-related liabilities ($392 million) and other acquisition-related expenditures including duplicate facilities ($376 million). For the six months ended September 30, 2000, reductions totaling $326 million were made against these reserves, including compensation related payments of $292 million and $34 million relating to duplicate facility and other settlements. The remaining balance is included in the "Other current liabilities" line item on the accompanying Consolidated Condensed Balance Sheet.

            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (unaudited)

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

RESULTS OF OPERATIONS

Revenue:

For the three months ended September 30, 2000:

Net revenue for the quarter ended September 30, 2000 increased 5%, or $80 million, and total contract value increased 5%, or $76 million, over the prior year's comparable quarter. The increase was primarily attributable to growth in maintenance and professional services revenue. License revenue was negatively impacted by clients who continue to await the introduction of the next generation of mainframe computers due to be generally released in the December 2000/January 2001 timeframe. Maintenance revenue increased 27%, or $59 million, over last year's comparable quarter. The increase was a result of additional maintenance revenue from PLATINUM and Sterling licenses, as well as from prior year license arrangements. License fees benefited from higher distributed platform product fees, offset by a decrease in OS/390 product licenses. The distributed platform revenue accounted for approximately 55% of the Company's overall contract value for the second quarter, led by Unicenter TNG (The Next Generation), a family of integrated business solutions for monitoring and administering systems management across multi-platform environments. Professional services revenue from consulting and education programs grew by 10%, or $14 million, over last year's comparable quarter. The growth was the result of the added service personnel from the Sterling acquisition, marginally offset by curtailed services associated with non-CA products. Future professional services revenues will be negatively impacted by the Company's divestiture in October 2000 of Sterling Software's Federal Systems Group, a provider of professional services to governmental agencies.

                           Product/             Professional
 Quarter Ended            Maintenance             Services
 -------------            -----------           ------------
 September 30, 2000          $1,391                 $154

 September 30, 1999           1,325                  140

Total North American net revenue for the second quarter grew 9%, or $92 million, over the prior year's second quarter. This resulted from continued growth in distributed platform sales, maintenance, and professional services, offset by lower OS/390 product sales. North American sales represented 70% and 68% of net revenue for the September 2000 and September 1999 quarters, respectively. The strengthening of the U.S. dollar against most currencies negatively affected international revenue by approximately $37 million in the current quarter.

                             North
 Quarter Ended              America           International
 -------------            -----------         -------------
 September 30, 2000           $1,082              $463

 September 30, 1999              990               475


Price changes did not have a material impact in this quarter or the prior year's comparable quarter.

Item 2:

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

On October 25, 2000, the Company announced a new business model that will allow customers to vary their software mix as their business needs change, providing customers with the freedom to use a variety of software products during the licensed period. The terms of these new arrangements, and the payments due thereon, will be structured such that product revenue will generally be recognized ratably over the term of the license. Customers will benefit from these new arrangements by finding more flexibility in licensing the Company's software products, gaining an improved, cost-effective way of doing business, mapping the growth of their technology to the growth of their business, and allowing their costs to be more predictable. The new business model will improve the visibility of the Company's revenue stream and will reduce the uncertainty of quarterly revenue due to the recognition of contracts on a ratable, rather than on a one-time basis.

The new business model will impact the Company's reported revenue. The Company's reported revenue will decline in the second half as compared to the first six months of the current fiscal year and will result in a reported net loss for the third and fourth fiscal quarters. Under the new model, only a portion of the revenue will be recognized during the quarter the product is shipped, creating residual value that will be recognized over the term of the arrangement. Formally, the Company recognized license revenue in the quarter an agreement was consummated. A contract entered into in connection with the new business model will result in less current-quarter recognized revenue than under the former model, although the Company's total recognized revenue over the life of the contract will remain the same.

For the six  months ended September 30, 2000:

On a year to date basis, net revenue increased 6%, or $160 million, and total contract value increased 5%, or $132 million, from the corresponding year ago period. License revenue was negatively affected in both the June and September 2000 quarters by clients who did not commit to software license purchases due to their concerns over the pending release of the next generation of mainframe computers. The increase in net revenue was primarily attributable to growth in maintenance and professional services fees. Year to date maintenance and professional services revenue increased 29% and 14%, or $121 and $36 million, respectively, over the prior year, while year to date license fees remained unchanged over the corresponding period a year ago.

                              Product/              Professional
 Six Months Ended            Maintenance              Services
 ----------------            -----------            ------------
 September 30, 2000          $2,387                    $295

 September 30, 1999           2,263                     259

Total North American net revenue for the six months ended September 30, 2000 grew 11%, or $179 million, over the prior year's comparable period. On a year to date basis, North American sales represented 70% and 67% of total net revenue for fiscal years 2001 and 2000, respectively. On a year to date basis, international revenue decreased by $19 million, or 2%, over the prior year. This decrease was primarily a result of the effect of exchange rates on the US dollar versus foreign currencies, which decreased revenue by approximately $57 million for the current year and weaker year over year European performance, partially offset by increased revenue in Asia.

                             North
 Six Months Ended           America           International
 -------------            -----------         -------------
 September 30, 2000           $1,866              $816

 September 30, 1999            1,687               835

Price changes did not have a material impact year to date in fiscal year 2001 or in the comparable period in fiscal year 2000.

Item 2:

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Costs and Expenses

For the three months ended September 30, 2000:

Selling, general and administrative expenses as a percentage of net revenue for the second quarter increased to 42% from 31% in the prior year. The increase was largely attributable to a higher fixed expense structure, principally the result of added costs from the acquisition of Sterling, as well as greater spending on marketing associated with a new advertising campaign. Net research and development expenditures increased $38 million, or 27%, for the second quarter compared to last year's second quarter. There was continued emphasis on adapting and enhancing products for the distributed processing environment, in particular Unicenter TNG, Jasmine ii, Neugents, the Enterprise and Workgroup Solutions, as well as broadening of the Company's e-commerce product offerings, and additional expense related to development efforts of products obtained through the acquisition of Sterling. Commissions and royalties as a percentage of revenue were approximately 5% for both the September 2000 and 1999 quarters. Depreciation and amortization expense in the second quarter increased $123 million from the comparable quarter in the prior year. The increase was primarily due to the additional amortization of purchased intangibles associated with the acquisition of Sterling, marginally offset by the scheduled reductions in the amortization associated with past acquisitions. Net interest expense decreased $8 million, or 8%, for the second quarter compared to last year's second quarter. The reduction in interest expense was related to a decrease in average debt outstanding, partially offset by an increase in the average interest rate.

For the six  months ended September 30, 2000:

On a year to date basis, selling, general and administrative expenses as a percentage of net revenue increased to 49% from 33% in the prior year. This increase was largely attributable to a greater fixed expense structure, principally the result of added personnel costs from the acquisition of Sterling, as well as a $31 million write-off associated with the bankruptcy of Inacom Corporation in the first quarter of this fiscal year. Net research and development expenditures increased $87 million, or 33%, over the prior year. Continued emphasis on adapting and enhancing products for the distributed processing environment, as well as broadening of the Company's e-commerce product offerings, and development of technology and products obtained through the acquisitions of PLATINUM and Sterling were largely responsible for the increase. Commissions and royalties as a percentage of revenue were 6% year to date for both fiscal years 2001 and 2000. On a year to date basis, depreciation and amortization expense increased by $282 million from the prior year. The increase was primarily due to the additional amortization of purchased intangibles associated with the acquisition of PLATINUM and Sterling, marginally offset by the scheduled reductions in the amortization associated with prior acquisitions. Net interest expense increased $30 million, or 20%, from last year's comparable period as a result of an increase in average debt outstanding associated with the acquisition of PLATINUM in the first quarter of fiscal year 2000 and a marginal increase in the average interest rate.

Operating Margins

For the second quarter of fiscal 2001, pretax income was $268 million compared with $535 million in the prior year. On a year to date basis, pretax income was $313 million, including the $184 million gain arising from the settlement of the derivative litigation associated with stock awards pursuant to the Company's 1995 Key Employee Stock Ownership Plan, partially offset by a $31 million write-off associated with the bankruptcy of Inacom Corp. ("special items"), compared with $232 million in the same period a year ago, inclusive of a one-

Item 2:

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

time charge of $646 million for in-process research and development relating to the acquisition of PLATINUM. Net income in the September quarter was $138 million, a decrease of $196 million over the September 1999 quarter of $334 million. The year to date net income of $82 million, excluding special items, a decrease of $467 million over last year's net income of $549 million, was primarily related to a higher fixed cost structure as a result of acquisitions, an inability to finalize a number of OS/390 contracts, and an increase in the Company's effective tax rate. The Company's consolidated effective tax rate was 48.5% for both the quarter and year to date periods ended September 30, 2000 and 37.5% for both the quarter and year to date periods ended September 30, 1999. The increase in the Company's effective tax rate was a result of increased non-deductible amortization of purchased intangibles relating to the Sterling and PLATINUM acquisitions.

Risks and Uncertainties

The Company's products are designed to improve the productivity and efficiency of clients' information processing resources. However, a general or regional slowdown in the national or world economy could adversely affect the Company's operations. Additionally, further deterioration of the exchange rate of foreign currencies against the U.S. dollar may continue to affect adversely the Company's ability to increase its revenue within those markets.

As the Company grows, it is increasingly  dependent upon large dollar enterprise
transactions  with  individual   clients.   There  can  be  no  assurances  that
transactions of this nature will occur in subsequent periods.

The Company has introduced a new business model which should provide greater flexibility to clients as well as improved visibility into future operating performance of the Company. With the change in the business model, the Company has implemented and will continue to implement new business practices. The introduction of these new business practices will negatively affect the performance of the Company. In addition, there are risks associated with the transition to the new model. Included among these risks are that the transition may take longer than originally planned, that circumstances may occur that affect adversely the ability to conduct the transition smoothly, and that unforeseen events may occur that will negatively affect future performance.

The Company's future operating results may also be affected by a number of other factors, including but not limited to: a significant percentage of the Company's quarterly sales being finalized in the last few days of the period making financial forecasts difficult; the risks associated with changes in the Company's business model; the risks associated with changes in the way in which the Company accounts for license revenue; instability resulting from changes to the Company's business model; increased competition from entrenched vendors; the emergence of new competitive initiatives resulting from rapid technological advances; changes in pricing in the market; the risks associated with new product introductions, as well as the uncertainty of marketplace acceptance of these new or enhanced products from either the Company or its competitors; risks associated with the entry into new markets at lower profit margins, such as professional services; the risks associated with integrating newly acquired businesses and technologies; risks associated with reorganizations of the sales force; delays in product delivery; reliance on mainframe capacity growth; the ability to recruit and retain qualified personnel; business conditions in the distributed and mainframe software and hardware markets; the strength of the Company's distribution channels; uncertainty and volatility associated with Internet and eBusiness related activities; the ability to update the Company's product offerings to conform with new governmental rules; use of software patent rights to attempt to limit competition; fluctuations in foreign currency exchange rates and interest rates; the volatility of the international marketplace; uncertainties relative

Item 2:

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

to global economic conditions; the Company's reliance on a single family of products for a material portion of its sales; the effect of new accounting pronouncements and interpretations on the Company's revenue recognition practices; the Company's ability to manage fixed and variable expense growth relative to revenue growth; and other risks described in the Company's filings with the Securities and Exchange Commission.

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

The ongoing development projects at Sterling at the time of the purchase were comprised primarily of application development and information management, business intelligence, network management, and storage management tools and solutions. The acquired projects included add-on features, tools and next-generation versions of COOL, VISION, EUREKA, SAMS(TM), and SOLVE(R) product families. At the time of acquisition, it was estimated that, on average, 68% of the development effort had been completed and the remaining development effort would take approximately 14 months to complete, with a cost of approximately $9 million.

The ongoing development projects at PLATINUM at the time of the purchase were comprised primarily of application development, database and enterprise management tools, and data warehousing solutions. The acquired projects included add-on features, tools and next generation versions of DB2 Solutions(TM), ProVision(TM), Security, Advantage(TM) application development, end-to-end data warehousing, and Internet infrastructure product families. At the time of acquisition, it was estimated that, on average, 68% of the development effort had been completed and the remaining development effort would take approximately 12 months to complete, with a cost of approximately $41 million.

Item 2:

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The resulting net cash flows from Sterling and PLATINUM projects were based on management's estimates of product revenues, cost of goods sold, operating expenses, R&D costs, and income taxes from such projects. The revenue projections used to value the IPR&D were based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors. The rate used in discounting the net cash flows from the IPR&D approximated 20% for both Sterling and PLATINUM. These discount rates, higher than that of the Company's cost of capital, are due to the uncertainties surrounding the successful development of IPR&D. The efforts required to develop the in-process technology of the acquired companies into commercially viable products principally relate to the completion of planning, designing, prototyping, and testing functions that are necessary to establish that the software produced will meet its design specifications, including technical performance, features, and function requirements. The Company has reviewed its projections of revenue and estimated costs of completion and has compared these projections with results through September 30, 2000. To date, in the aggregate, the projections have not varied materially from original forecasts.

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

Liquidity and capital resources

Cash, cash equivalents and marketable securities were $454 million at September 30, 2000, a decrease of $237 million from the June 30, 2000 balance of $691 million. Cash on hand in June and generated from operations during the quarter was primarily used to fund stock repurchases of $225 million in addition to various acquisition-related activities. Cash generated from operations for the quarter was $125 million, a decrease of $221 million from the prior year's cash from operations of $346 million. The decrease was attributable to lower net income (excluding special charges) due to increased headcount and related expenses resulting from the Sterling acquisition as well as the collection of several large balances in the prior year's corresponding quarter.

The Company's bank credit facilities consist of a $1.3 billion 364-day revolving credit facility, a $1 billion four-year revolving credit facility, and a $2 billion four-year term loan. At September 30, 2000, $2.25 billion remained outstanding under the four-year revolving credit and term loan agreements at various interest rates. These rates are determined based on a ratings grid, which applies a margin to the prevailing London InterBank Offered Rate ("LIBOR"). In addition, the Company established a $1 billion US Commercial Paper ("CP") program in the first quarter of this year to refinance some of this debt at more attractive interest levels. At September 30, 2000, $596 million was outstanding under the CP program.

During the quarter, the Company refinanced the existing pound-sterling denominated credit facility that had been established to finance construction of its European World Headquarters in the United Kingdom. The replacement facility is a 75 million pound-sterling term loan that matures on August 14, 2001. At September 30, 2000 the term loan was fully drawn.

Item 2:

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The Company also utilizes other financial markets in order to maintain its broad sources of liquidity. In fiscal 1999, $1.75 billion of unsecured Senior Notes were issued in a transaction governed by Rule 144A of the Securities Act of 1933. Amounts borrowed, rates and maturities for each issue were $575 million at 6 1/4% due April 15, 2003, $825 million at 6 3/8% due April 15, 2005 and $350 million at 6 1/2% due April 15, 2008. At September 30, 2000, $192 million was outstanding under the Company's 6.77% Senior Notes. These Notes call for annual repayment of $64 million each April until final maturity in 2003.

Unsecured and uncommitted multi-currency lines of credit are available to meet any short-term working capital needs for subsidiaries operating outside the U.S. These lines total US $56 million, of which $21 million was drawn at September 30, 2000.

Debt ratings for the Company's senior unsecured notes and its bank credit facilities are BBB+ and Baa1 from Standard & Poor's and Moody's Investor Services, respectively. The Company's Commercial Paper program is rated A-2 from Standard & Poor's and P-2 from Moody's.

At September 30, 2000, the cumulative number of shares purchased under the Company's various open market Common Stock repurchase programs, including over 8 million shares purchased in the current fiscal year, was 159 million. The remaining number of shares authorized for repurchase is approximately 41 million.

In addition to expansion efforts at its U.S. headquarters in Islandia, NY, capital resource requirements at September 30, 2000 consisted of lease obligations for office space, computer equipment, mortgage or loan obligations and amounts due as a result of product and company acquisitions. It is expected that existing cash, cash equivalents, marketable securities, the availability of borrowings under credit lines and cash provided from operations will be sufficient to meet ongoing cash requirements.

On October 31, 2000, the Company completed the sale of Sterling Software's Federal Systems Group, a provider of professional services to governmental agencies. The Company received a one-time payment of approximately $150 million for the sale of this unit.

The Company expects its long standing history of providing extended payment terms to continue under the new business model, and thus the Company does not anticipate an adverse effect on its future cash flow.

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

The Company maintains a blend of both fixed and floating rate debt instruments. At September 30, 2000, the Company's outstanding debt approximated $5.0 billion, with approximately $2.0 billion in fixed rate obligations. If market rates were to decline, the Company could be required to make payments on the fixed rate debt that would exceed those based on current market rates. Each 25 basis point decrease in interest rates would have an associated annual opportunity cost of approximately $5 million. Each 25 basis point increase or decrease in interest rates would have an approximately $7.5 million annual effect on variable rate debt interest based on the balances of such debt at September 30, 2000.

The Company offers financing arrangements with installment payment terms in connection with its software solution sales. The aggregate contract value includes an imputed interest element, which can vary with the interest rate environment. Each 25 basis point increase in interest rates would have an associated annual opportunity cost of approximately $15 million.

There have been no material changes in the Company's worldwide foreign exchange risk management strategy or investment methodology regarding marketable equity securities, and as such, the descriptions under the captions "Foreign Currency Exchange Risk" and "Equity Price Risk" remain unchanged from those included in the Company's Form 10-K for the year ended March 31, 2000.

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

Item 4:  Submission of Matters to a Vote of Security Holders


(a)  Annual meeting of Stockholders held on August 30, 2000.


(b)  The Stockholders elected Directors for the ensuing year as follows:

                                   Affirmative                Authority
       Name                           Votes                   Withheld
-----------------------            -----------               ----------
Charles B. Wang                    508,919,827               11,954,443
Sanjay Kumar                       508,786,803               12,087,467
Russell M. Artzt                   509,197,300               11,676,970
Alfonse M. D'Amato                 508,903,373               11,990,897
Willem F.P. de Vogel               509,422,215               11,452,055
Richard A. Grasso                  509,411,803               11,462,467
Shirley Strum Kenny                509,407,101               11,467,169
Roel Pieper                        509,442,505               11,431,765


(c) The Stockholders voted to ratify the appointment of KPMG LLP as the Company's independent auditors for the fiscal year ending March 31, 2001 as follows:

                       Affirmative Votes             392,319,692
                       Negative Votes                124,095,206
                       Abstentions                     4,459,372


(d) The Stockholders did not adopt a stockholder proposal relating to employee benefits as follows:

                       Affirmative Votes               8,160,999
                       Negative Votes                431,157,654
                       Abstentions                    26,740,162

Item 6: Exhibits and Reports on Form 8-K


(a)  Exhibits.

      None.


(b)  Reports on Form 8-K:

     The Registrant filed a Report on Form 8-K dated July 5, 2000 reporting an event under Item 5 and 7.

     The Registrant filed a Report on Form 8-K dated August 8, 2000 reporting an event under Item 5 and 7.

     The Registrant filed a Report on Form 8-K dated September 21, 2000 reporting an event under Item 7.





                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     COMPUTER ASSOCIATES INTERNATIONAL, INC.


     Dated: November 14, 2000     By: /s/Sanjay Kumar
                                      ------------------------
                                      Sanjay Kumar, President and Chief
                                      Executive Officer

     Dated: November 14, 2000     By: /s/Ira Zar
                                      ------------------------
                                      Ira Zar, Executive Vice President and
                                      Principal Financial and Accounting Officer