Form 10-Q
period 2000-12-31
COMPUTER ASSOCIATES INTERNATIONAL INC
filed 2001-02-07
CIK 356028

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


              _X_ Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the quarterly period ended December 31, 2000
                                       or
              ___ Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
               For the transition period ended from _____ to _____

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

                         Yes _X_                 No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:


     Title of Class                                   Shares Outstanding
      Common Stock                                  as of February 5, 2001
 par value $.10 per share                                  576,278,645

            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES




                                      INDEX

PART I.  Financial Information:                                        Page No.

Item 1.  Consolidated Condensed Balance Sheets -
         December 31 and March 31, 2000..............................       1

         Consolidated Condensed Statements of Operations -
         Three Months Ended December 31, 2000 and 1999...............       2

         Consolidated Condensed Statements of Operations -
         Nine Months Ended December 31, 2000 and 1999................       3

         Consolidated Condensed Statements of Cash Flows -
         Nine Months Ended December 31, 2000 and 1999................       4

         Notes to Consolidated Condensed Financial Statements........       5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..........................      9

Item 3.  Quantitative and Qualitative Disclosure of Market Risk.......     18


PART II. Other Information:

Item 1.  Legal Proceedings...........................................      19

Item 6.  Exhibits and Reports on Form 8-K............................      20

                          Part I. FINANCIAL INFORMATION

Item 1:

            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                  (in millions)

                                                       December 31,  March 31,
                                                           2000        2000
                                                       -----------  --------
                                                       (unaudited)

ASSETS:

Cash and cash equivalents                                 $   461    $ 1,307
Marketable securities                                          86         80
Trade and installment accounts receivable, net              1,772      2,175
Other current assets                                          138        430
                                                           ------     ------
TOTAL CURRENT ASSETS                                        2,457      3,992

Installment accounts receivable, due after one year,net     3,536      3,812
Property and equipment, net                                   827        829
Purchased software products, net                            2,418      2,598
Goodwill and other intangible assets, net                   5,576      6,032
Other assets                                                  232        230
                                                           ------     ------
TOTAL ASSETS                                              $15,046    $17,493
                                                           ======     ======
LIABILITIES AND STOCKHOLDERS' EQUITY:

Loans payable and current portion of long-term debt       $ 1,045    $   919
Other current liabilities                                   1,422      2,085
Long-term debt                                              3,675      4,527
Deferred income taxes                                       2,197      2,365
Deferred maintenance revenue                                  486        560
Stockholders' equity                                        6,221      7,037
                                                           ------     ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $15,046    $17,493
                                                           ======     ======

See Notes to Consolidated Condensed Financial Statements

            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                     (in millions, except per share amounts)

                                                    For the Three Months
                                                     Ended December 31,
                                                      2000         1999
                                                     ------       ------
Product and other                                    $  663       $1,548
Professional services                                   120          126
                                                     ------       ------
REVENUE                                                 783        1,674

Costs and expenses:
  Selling, general and administrative                   624          536
  Product development and enhancements                  172          150
  Commissions and royalties                              88           89
  Depreciation and amortization                         279          160
                                                     ------       ------
TOTAL OPERATING COSTS                                 1,163          935

 (Loss) income before other expenses                   (380)         739

 Interest expense, net                                   88           97
                                                     ------       ------
 (Loss) income before income taxes                     (468)         642

 (Benefit) provision for income taxes                  (126)         241
                                                     ------       ------
NET (LOSS) INCOME                                    $ (342)      $  401
                                                     ======       ======

BASIC (LOSS) EARNINGS PER SHARE                      $ (.59)      $  .74
                                                     ======       ======
Basic weighted average shares used in computation       577          540

DILUTED (LOSS) EARNINGS PER SHARE                    $ (.59)      $  .72
                                                     ======       ======
Diluted weighted average shares used in computation     577*         559

    *Common share equivalents are not included since they would be antidilutive.

    See Notes to Consolidated Condensed Financial Statements.


            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                     (in millions, except per share amounts)

                                                     For the Nine Months
                                                      Ended December 31,
                                                      2000         1999
                                                     ------       ------
Product and other                                    $3,050       $3,812
Professional services                                   415          385
                                                     ------       ------
REVENUE                                               3,465        4,197

Costs and expenses:
  Selling, general and administrative                 1,949        1,362
  Product development and enhancements                  521          412
  Commissions and royalties                             238          229
  Depreciation and amortization                         831          430
  Purchased research and development                      -          646
  1995 Stock Plan                                      (184)           -
                                                     ------       ------
TOTAL OPERATING COSTS                                 3,355        3,079

 Income before other expenses                           110        1,118

 Interest expense, net                                  265          244
                                                     ------       ------
 (Loss) income before income taxes                     (155)         874

 Provision for income taxes                              26          570
                                                     ------       ------
NET (LOSS) INCOME                                    $ (181)      $  304
                                                     ======       ======

BASIC (LOSS) EARNINGS PER SHARE                      $ (.31)      $  .56
                                                     ======       ======
Basic weighted average shares used in computation       584          538

DILUTED (LOSS) EARNINGS PER SHARE                    $ (.31)      $  .55
                                                     ======       ======
Diluted weighted average shares used in computation     584*         555

* Common share equivalents are not included since they would be antidilutive.

    See Notes to Consolidated Condensed Financial Statements.

            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                  (in millions)

                                                                        For the Nine Months
                                                                         Ended December 31,
                                                                       2000            1999
                                                                      -----           -----
OPERATING ACTIVITIES:
Net (loss) income                                                     $(181)          $ 304
 Adjustments to reconcile net (loss) income to
  net cash provided by operating activities:
    Depreciation and amortization                                       831             430
    Provision for deferred income taxes                                 117              76
    Charge for purchased research and development                         -             646
    Compensation (gain) expense related to stock and pension plans     (146)             28
    Decrease (increase) in noncurrent installment accounts
     receivable, net                                                    221            (909)
   (Decrease) increase in deferred maintenance revenue                  (66)              5
    Changes in other operating assets and liabilities, excluding
     effects of acquisitions                                            (42)            254
                                                                      -----           -----
NET CASH PROVIDED BY OPERATING ACTIVITIES                               734             834

INVESTING ACTIVITIES:
Acquisitions, primarily purchased software, marking rights
 and intangibles, net of cash acquired                                 (178)         (3,647)
Settlement of purchase accounting liabilities                          (351)           (492)
Dispositions of businesses                                              158               -
Purchases of property and equipment, net                                (86)           (119)
(Purchases) sales of  marketable securities, net                         (7)            127
Capitalized development costs                                           (36)            (25)
                                                                      -----           -----
NET CASH USED IN INVESTING ACTIVITIES                                  (500)         (4,156)

FINANCING ACTIVITIES:
Debt (repayments) borrowings, net                                      (688)          3,163
Dividends paid                                                          (24)            (21)
Exercise of common stock options                                         45              81
Purchases of treasury stock                                            (406)              -
                                                                      -----           -----
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                  (1,073)          3,223

DECREASE IN CASH AND CASH EQUIVALENTS BEFORE
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                (839)            (99)

Effect of exchange rate changes on cash                                  (7)             (6)
                                                                      -----           -----
DECREASE IN CASH AND CASH EQUIVALENTS                                  (846)           (105)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      1,307             399
                                                                      -----           -----
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $ 461          $  294
                                                                      =====           =====

See notes to Consolidated Financial Statements.

               COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000
                                   (unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the nine months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in Computer Associates International, Inc.'s (the "Registrant" or the "Company") Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

Cash Dividends: In December 2000, the Company's Board of Directors declared its regular, semi-annual cash dividend of $.04 per share. The dividend was paid on January 10, 2001 to stockholders of record on December 22, 2000.

Statements of Cash Flows: For the nine months ended December 31, 2000 and 1999, interest payments were $292 million and $243 million respectively, and income taxes paid were $201 million and $246 million, respectively.

Reclassifications: Certain prior balances have been reclassified to conform with the current period presentation.

Comprehensive (Loss) Income: Comprehensive (loss) income includes foreign currency translation adjustments and unrealized gains and losses on the Company's available-for-sale securities. The components of comprehensive (loss) income , net of related tax, for the three month and nine month periods ended December 31, 2000 and 1999 are as follows:

                                                   (in millions)

                                       For the Three Months  For the Nine Months
                                        Ended December 31,    Ended December 31,
                                       --------------------  -------------------
                                          2000       1999      2000       1999
                                         ------      ----     ------      ----
Net (loss) income                        $(342)      $401     $(181)      $304
Foreign currency translation adjustment     33        (44)      (51)       (42)
Reclassification adjustment
   included in net income                    -          -         -         (9)
                                         ------      ----     ------      ----
Total comprehensive (loss) income        $(309)      $357     $(232)      $253
                                         ======      ====     ======      ====

            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000
                                   (unaudited)

Net Earnings (Loss) Per Share: Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed using the weighted-average number of common and common share equivalents outstanding during the period. Common share equivalents consist of shares issuable upon the exercise of stock options (using the treasury stock method).

                                       (in millions, except per share amounts)

                                    For the Three Months    For the Nine Months
                                     Ended December 31,      Ended December 31,
                                    --------------------    --------------------
                                       2000      1999         2000      1999
                                      ------    ------       ------    ------
Net (Loss) Income                     $(342)    $ 401        $(181)    $ 304
                                      ======    =====        ======    =====
Diluted (Loss) Earnings Per Share
-----------------------------------
Weighted average shares outstanding
and common share equivalents            577*      559          584*      555

Diluted (Loss) Earnings Per Share     $(.59)    $ .72        $(.31)    $ .55
                                      ======    =====        ======    =====
Diluted Share Computation:
 Average common shares outstanding      577       540          584       538
 Average common share equivalents         -        19            -        17
                                      ------    -----        ------    -----
Weighted average shares outstanding
and common share equivalents            577*      559          584*      555
                                      ======    =====        ======    =====

* Common share equivalents are not included since they would be antidilutive. If the three and nine month periods ended December 31, 2000 had resulted in net income, the weighted average shares outstanding and common share equivalents would have been 584 and 594 million for each period, respectively. Certain of the Company's stock options were excluded from the calculation of diluted earnings per share because they were antidulutive, but these options could be dilutive in the future

Software Revenue Recognition: In October 1997, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") 97-2 "Software Revenue Recognition," as amended in 1998 by SOP 98-4 and further amended more recently by SOP 98-9, which is effective for transactions entered into in fiscal years beginning after March 15, 1999. These SOPs provide guidance on applying generally accepted accounting principles in recognizing revenue for software transactions, requiring deferral of part or all of the revenue related to a specific contract depending on the existence of vendor-specific objective evidence and the ability to allocate the total contract value to all elements within the contract. Effective for the quarter ended June 30, 1999, the Company implemented the guidelines of these SOPs. In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101. This SAB provides further guidance on revenue recognition and is effective for the Company beginning in the fourth quarter of fiscal 2001. Management has evaluated the SAB to ensure that the Company is in compliance. Based on the current interpretations, there should not be a material impact on the Company's consolidated results of operations and financial position. As a result of a change in the business model effective for the quarter ended December 31, 2000, as further discussed in the MD&A and Form 8-K filed on October 25, 2000, the Company now recognizes revenue on software transactions conforming to such business model ratably over the contract term.

            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000
                                   (unaudited)

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

The following table reflects unaudited pro forma combined results of the operations of the Company, Sterling, and PLATINUM on the basis that the acquisitions had taken place at the beginning of fiscal year 2000:

                                       (in millions, except per share amounts)
                                    For the Three Months    For the Nine Months
                                    Ended Dec. 31, 1999     Ended Dec. 31, 1999
                                    --------------------    --------------------

Revenue                                    $1,881                 $4,953
Net income (loss)                             364                     (1)
Basic earnings (loss) per share            $ 0.62                 $ 0.00
Shares used in computation                    587                    585
Diluted earnings (loss) per share          $ 0.60                 $ 0.00
Shares used in computation                    606                    585 *

*common share equivalents are not included since their effect would be antidilutive.

In management's opinion, the pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of fiscal year 2000 or of future operations of the combined entities under the ownership and operation of the Company.

            COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000
                                   (unaudited)

At March 31, 2000, the Company estimated future liabilities in connection with acquisitions to be $768 million. These included compensation-related liabilities ($392 million) and other acquisition-related expenditures including duplicate facilities ($376 million). For the nine months ended December 31, 2000, reductions totaling $351 million were made against these reserves, including compensation related payments of $301 million and $50 million relating to duplicate facility and other settlements. The remaining balance is included in the "Other current liabilities" line item on the accompanying Consolidated Condensed Balance Sheet.

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

Item 2:

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Statements in this Form 10-Q concerning the Company's future prospects are "forward looking statements" under the federal securities laws. There can be no assurances that future results will be achieved and actual results could differ materially from forecasts and estimates. Important factors that could cause actual results to differ materially are discussed below in Item 2, "Results of Operations."

RESULTS OF OPERATIONS

Revenue:

For the three months ended December 31, 2000:

Revenue for the quarter ended December 31, 2000 decreased 53%, or $891 million, from the prior year's comparable quarter. The decrease was a result of the company's transition to a new business model during the third quarter of fiscal 2001 whereby clients are granted flexible contractual terms and conditions with the result that product revenue from such contracts is recognized prospectively over the term of the contracts. The new model allows customers to vary their software mix as their business needs change and provides them with the freedom to use a variety of software products during the licensed period. The terms of these new arrangements are structured such that product revenue is generally recognized ratably over the term of the license. Customers will benefit from these new arrangements by finding more flexibility in licensing the Company's software products, gaining an improved, cost-effective way of doing business, mapping the growth of their technology to the growth of their business, and allowing their costs to be more predictable. The new business model will improve the visibility of the Company's revenue stream and will reduce the uncertainty of quarterly revenue since revenue will be recognized ratably, rather than on a one-time basis. In the first quarter of the transition, approximately $140 million in revenue was recognized at contract signing for contracts conforming to the Company's prior business model.

                                    (in millions)
                           Product/             Professional
 Quarter Ended              Other                 Services
 -------------            -----------           ------------
 December 31, 2000          $  663                  $120
 December 31, 1999           1,548                   126


North American revenue for the third quarter decreased 57%, or $666 million, over the prior year's third quarter, a result of the Company's transition to the new business model. North American revenue represented 63% and 69% of revenue for the December 2000 and December 1999 quarters, respectively.

                                    (in millions)
                             North
 Quarter Ended              America           International
 -------------            -----------         -------------
 December 31, 2000          $  493                 $290
 December 31, 1999           1,159                  515


Price changes did not have a material impact in this quarter or the prior year's comparable quarter.

Item 2:

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

For the nine months ended December 31, 2000:

Revenue on a year to date basis decreased 17%, or $732 million, from the corresponding period a year ago. This decrease was attributable primarily to the Company's transition to the new business model and softening demand experienced from clients who did not commit to software license purchases due to their concerns over the pending release of the next generation of mainframe computers.

                                       (in millions)
                               Product/              Professional
 Nine Months Ended              Other                  Services
 -----------------           -----------            ------------
 December 31, 2000             $3,050                    $415
 December 31, 1999              3,812                     385

North American revenue for the nine months ended December 31, 2000 decreased 17%, or 487 million, from the prior year's comparable period. On a year to date basis, North American revenue represented 68% of total revenue for both fiscal years 2001 and 2000. On a year to date basis, international revenue decreased by $245 million, or 18%, over the prior year. This decrease was primarily a result of the Company's transition to the new business model, the effect of exchange rates on the US dollar versus foreign currencies, and weaker year over year European performance, partially offset by improved performance in Asia.

                                  (in millions)
                             North
 Nine Months Ended          America           International
 -----------------        -----------         -------------
 December 31, 2000           $2,359               $1,106
 December 31, 1999            2,846                1,351

Price changes did not have a material impact year to date in fiscal year 2001 or in the comparable period in fiscal year 2000.

Costs and Expenses

For the three months ended December 31, 2000:

Selling, general and administrative expenses for the third quarter increased $88 million, or 16%. The increase was largely attributable to the Company's higher fixed expense structure, principally the result of added costs from the acquisition of Sterling, as well as greater spending on marketing associated with a new advertising campaign. Net product development and enhancement expenditures increased $22 million, or 15%, for the third quarter compared to last year's third quarter. There was continued emphasis on adapting and enhancing products for the distributed processing environment, in particular Unicenter TNG (The Next Generation), Jasmine ii, Neugents, as well as broadening of the Company's e-commerce product offerings, and additional expense related to development efforts of products obtained through the acquisition of Sterling. Commission and royalties remained consistent, in terms of dollars, when compared with last year's third quarter. Depreciation and amortization expense in the third quarter increased $119 million from the comparable quarter in the prior year. The increase was due primarily to the additional amortization of purchased intangibles associated with the acquisition of Sterling,

Item 2:

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



marginally offset by the scheduled reductions in the amortization associated with past acquisitions. Net interest expense decreased $9 million, or 9%, for the third quarter compared to last year's third quarter. The reduction in interest expense was related to a decrease in average debt outstanding, partially offset by an increase in the average interest rate.

For the nine months ended December 31, 2000:

On a year to date basis, selling, general and administrative expenses increased $587 million, or 43%. The increase was a result of a greater fixed expense structure, principally the result of added personnel costs from the acquisitions of PLATINUM (two additional months of expense in the current fiscal year) and Sterling, as well as an increase in marketing expenditures associated with the rollout of the new marketing campaign. Net product development and enhancement expenditures increased $109 million, or 26%, over the prior year. Continued emphasis on adapting and enhancing products for the distributed processing environment, as well as broadening of the Company's e-commerce product offerings and development of technology and products obtained through the acquisitions of PLATINUM and Sterling were largely responsible for the increase. Commissions and royalties increased $9 million, or 4%, and represent a greater percentage of reported revenue for the nine months ended December 31, 2000 as compared with the prior year. On a year to date basis, depreciation and amortization expense increased by $401 million from the prior year. The increase was due primarily to the additional amortization of purchased intangibles associated with the acquisition of PLATINUM and Sterling, marginally offset by the scheduled reductions in the amortization associated with prior acquisitions. Net interest expense increased $21 million, or 9%, from last year's comparable period as a result of an increase in average debt outstanding associated with the acquisition of PLATINUM in the first quarter of fiscal year 2000 and a marginal increase in the average interest rate.

Operating Margins

For the third quarter of fiscal 2001, the pretax loss was $468 million as compared with the pretax income of $642 million in the prior year's comprable quarter. On a year to date basis, the pretax loss was $155 million, including a $184 million gain arising from the settlement of the derivative litigation associated with stock awards pursuant to the Company's 1995 Key Employee Stock Ownership Plan, partially offset by a $31 million write-off associated with the bankruptcy of Inacom Corp., compared with the pretax income of $874 million in the same period a year ago, inclusive of special items of $646 million for in-process research and development relating to the acquisition of PLATINUM and $37 million related to an asset write-down in the investment of CHS Electronics. The net loss in the December 2000 quarter was $342 million as compared with the net income in the December 1999 quarter of $401 million. The year to date net loss of $260 million, excluding special items, as compared with the prior year's net income of $973 million, excluding special items, was primarily related to a reduction in revenue from the Company's transition to the new business model in the quarter ended December 2000, as well as to a higher fixed cost structure as a result of acquisitions.


PRO FORMA PRO RATA RESULTS OF OPERATIONS

To enhance comparability of financial results, the discussion of financial results is supplemented with separate pro forma pro rata financial information presented below in order to give effect to the purchase of PLATINUM and Sterling as if they had occurred on April 1, 1998 and as if the Company, PLATINUM, and Sterling were under the new business model since their inception. While these results may not be indicative of operations

Item 2:

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


had these acquisitions actually occurred on that date and had the Company historically been operating under the new business model, they provide a more meaningful basis for comparison.

Revenue:

For the three months ended December 31, 2000:

Pro forma pro rata revenue increased 5%, or $72 million, from $1.332 billion for the quarter ended December 31, 1999 to $1.404 billion for the quarter ended December 31, 2000. Product and other revenue increased 13%, or $144 million, over last year's comparable quarter. The increase was attributable primarily to the ratable recognition of revenue on contracts entered into during the prior twelve month period that previously were deferred as residual value. Pro forma pro rata revenue benefited from a 29% increase in distributed platform product fees and a marginal increase in OS/390 product revenue. The distributed platform revenue accounted for approximately 42% of the Company's pro forma pro rata revenue for the third quarter, led by Unicenter TNG , a family of integrated business solutions for monitoring and administering systems management across multi-platform environments. Professional services revenue from consulting and education programs decreased 38%, or $72 million, which was primarily the result of the previously announced divestiture of Sterling's Federal Systems Group, a provider of professional services to governmental agencies, during October 2000 and curtailed services associated with non-CA products. The Company plans on furthering its focus on services in support of its product business, which may result in further declines in services revenue.


                                   (in millions)
                           Product/             Professional
 Quarter Ended              Other                 Services
 -------------            -----------           ------------
 December 31, 2000          $1,284                 $120
 December 31, 1999           1,140                  192

North American pro forma pro rata revenue for the third quarter grew 14%, or $111 million, over the prior year's third quarter. This resulted from continued growth in distributed platform sales. North American pro forma pro rata revenue represented 63% and 59% of revenue for the December 2000 and December 1999 quarters, respectively.


                                   (in millions)
                             North
 Quarter Ended              America           International
 -------------            -----------         -------------
 December 31, 2000           $891                 $513
 December 31, 1999            780                  552


Price changes did not have a material impact in this quarter or the prior year's comparable quarter.

Item 2:

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

For the nine months ended December 31, 2000:

Pro forma pro rata revenue on a year to date basis increased 7%, or $259 million, from the corresponding period a year ago. Consistent with the current quarter, the increase was attributable to the ratable recognition of revenue on contracts transacted during the prior twelve month period, partially offset by a reduction in professional services revenue, which was primarily the result of the divestiture of Sterling's professional services provider to governmental agencies, the Federal Systems Group, and the Company's decision to reduce services associated with non-CA products.


                                        (in millions)
                               Product/              Professional
 Nine Months Ended              Other                  Services
 -----------------           -----------            ------------
 December 31, 2000             $3,710                    $415
 December 31, 1999              3,283                     583

North American pro forma pro rata revenue for the nine months ended December 31, 2000 grew 16%, or $356 million, over the prior year's comparable period. On a year to date basis, North American pro forma pro rata revenue represented 64% and 59% of total revenue for fiscal years 2001 and 2000, respectively. On a year to date basis, international pro forma pro rata revenue decreased by $97 million, or 6%, over the prior year. This decrease was primarily a result of the effect of exchange rates on the US dollar versus foreign currencies and weaker European performance, partially offset by improved performance in Asia.


                                        (in millions)
                                 North
 Nine Months Ended              America           International
 -----------------            -----------         -------------
 December 31, 2000              $2,623               $1,502
 December 31, 1999               2,267                1,599

Price changes did not have a material impact year to date in fiscal year 2001 or in the comparable period in fiscal year 2000.

Operating Margins

For the third quarter of fiscal 2001, pro forma pro rata net income excluding acquisition amortization and special items was $247 million, an increase of $54 million or 28% over the comparable quarter a year ago. On a year to date basis, pro forma pro rata net income, excluding acquisition amortization and special items, was $677 million compared with $580 million for the nine months ended December 1999, an increase of $97 million, or 17%. The increase was largely attributable to efficiencies obtained by eliminating redundant headcount and overhead expenses as a result of the PLATINUM and Sterling integrations. Excluding acquisition amortization, the Company's effective tax rate was 37.5% for the quarter and year to date periods ended December 2000 and 1999.

Item 2:

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RISKS AND UNCERTAINTIES

The Company's products are designed to improve the productivity and efficiency of clients' information processing resources. However, a general or regional slowdown in the national or world economy could adversely affect the Company's operations. Additionally, further deterioration of the exchange rate of foreign currencies against the US dollar may continue to affect adversely the Company's ability to increase its revenue within those markets.

As the Company grows, it is dependent upon large dollar enterprise transactions with individual clients. There can be no assurances that transactions of this nature will occur in subsequent periods.

The Company has introduced a new business model which should provide greater flexibility to clients as well as improved visibility into future operating performance of the Company. With the change in the business model, the Company has implemented and will continue to implement new business practices. The introduction of these new business practices will negatively affect the financial performance of the Company in the near term. In addition, there are risks associated with the transition to the new model. Included among these risks are that the transition may take longer than originally planned, that circumstances may occur that affect adversely the ability to conduct the transition smoothly, and that unforeseen events may occur that will negatively affect future performance. Introduction of the new business model will result in substantially lower revenue achievement for the year ending March 31, 2001, as well as a reported loss for the same period. Since revenue primarily will be recognized ratably over future periods and costs are expensed as incurred, it is not anticipated that the Company will report a profit from operations (excluding acquisition amortization) until the second half of fiscal year 2003.

The Company's future operating results may also be affected by a number of other factors, including but not limited to: a significant percentage of the Company's quarterly sales consummated in the last few days of the quarter making financial predictions especially difficult and raising a substantial risk of variance in actual results; changes in industry accounting guidance; the risks associated with changes in the company's business model; the risks associated with changes in the way in which the company accounts for license revenue; the difficulties of compiling pro forma financial information, given acquisitions over time; instability resulting from changes to the company's business model; the emergence of new competitive initiatives resulting from rapid technological advances or changes in pricing in the market; the risks associated with new product introductions as well as the uncertainty of customer acceptance of these new or enhanced products from either the Company or its competition; risks associated with the entry into new markets such as professional services; the risks associated with integrating newly acquired businesses and technologies; increasing dependency on large dollar licensing transactions; delays in product delivery; reliance on mainframe capacity growth; the ability to recruit and retain qualified personnel; business conditions in the distributed systems and mainframe software and hardware markets; uncertainty and volatility associated with Internet and eBusiness related activities; use of software patent rights to attempt to limit competition; fluctuations in foreign currency exchange rates and interest rates; the volatility of the international marketplace; uncertainties relative to global economic conditions; and other risks described in filings with the Securities and Exchange Commission.

The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

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

The ongoing development projects at Sterling at the time of the purchase were comprised primarily of application development and information management, business intelligence, network management, and storage management tools and solutions. The acquired projects included add-on features, tools and next-generation versions of COOL, VISION, EUREKA, SAMS,TM and SOLVE(R) product families. At the time of acquisition, it was estimated that, on average, 68% of the development effort had been completed and the remaining development effort would take approximately 14 months to complete, with a cost of approximately $9 million.

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

The resulting net cash flows from Sterling and PLATINUM projects were based on management's estimates of product revenues, cost of goods sold, operating expenses, R&D costs, and income taxes from such projects. The revenue projections used to value the IPR&D were based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors. The rate used in discounting the net cash flows from the IPR&D approximated

Item 2:

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


20%for both Sterling and PLATINUM. These discount rates, higher than that of the Company's cost of capital, are due to the uncertainties surrounding the successful development of IPR&D. The efforts required to develop the in-process technology of the acquired companies into commercially viable products principally relate to the completion of planning, designing, prototyping, and testing functions that are necessary to establish that the software produced will meet its design specifications, including technical performance, features, and functional requirements. The Company has reviewed its projections of revenue and estimated costs of completion and has compared these projections with results through December 31, 2000. To date, in the aggregate, the projections have not varied materially from original forecasts.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and marketable securities totaled $547 million at December 31, 2000, an increase of $93 million from the September 30, 2000 balance of $454 million. Cash on hand in September, cash generated from operations during the quarter and $150 million received from the divestiture of Sterling's Federal Systems Group, was used largely to fund $278 million of debt repayments, stock repurchases of $161 million, and to a lesser extent various acquisition-related activities. Cash generated from operations for the quarter was $462 million, an increase of $300 million over the $162 million generated in the prior year's comparable quarter. Cash generated from operations was positively impacted by the collection of accounts receivable balances and a reduction in the payment of taxes paid during the current quarter as compared with last year, partially offset by a higher expense structure, principally the result of the Sterling acquisition.

The Company's bank credit facilities consist of a $1.3 billion 364-day revolving credit facility, a $1 billion four-year revolving credit facility, a $2 billion four-year term loan, and a 75 million pound-sterling denominated 364-day term loan. At December 31, 2000, $2.140 billion remained outstanding under the four-year revolving credit and term loan agreements and approximately US $124 million was outstanding under the pound-sterling term loan at various interest rates. These rates are determined based on a ratings grid, which applies a margin to the prevailing London InterBank Offered Rate ("LIBOR"). In addition, the Company established a $1 billion US Commercial Paper ("CP") program in the first quarter of this fiscal year to refinance some of its debt at more attractive interest levels. At December 31, 2000, $430 million was outstanding under the CP program.

In January 2001, the Company renegotiated the debt covenants on its bank lines of credit to better reflect operations under the Company's new business model. The change in the underlying metrics of the covenants is not expected to materially change the Company's borrowing capacity.

The Company also utilizes other financial markets in order to maintain its broad sources of liquidity. In fiscal 1999, $1.75 billion of unsecured Senior Notes were issued in a transaction governed by Rule 144A of the Securities Act of 1933. Amounts borrowed, rates and maturities for each issue were $575 million at 6 1/4%

Item 2:

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

due April 15, 2003, $825 million at 6 3/8% due April 15, 2005 and $350 million at 6 1/2% due April 15, 2008. At December 31, 2000, $192 million was outstanding under the Company's 6.77% Senior Notes. These Notes call for annual repayment of $64 million each April until final maturity in 2003.

Unsecured and uncommitted multicurrency lines of credit are available to meet any short-term working capital needs for subsidiaries operating outside the US. These lines total US $56 million, of which $20 million was drawn at December 31, 2000.

Debt ratings for the Company's senior unsecured notes and its bank credit facilities are BBB+ and Baa1 from Standard & Poor's and Moody's Investor Services, respectively. The Company's Commercial Paper program is rated A-2 from Standard & Poor's and P-2 from Moody's.

At December 31, 2000, the cumulative number of shares purchased under the Company's various open market Common Stock repurchase programs, including over 14 million shares purchased in the current fiscal year, was 165 million. The remaining  number  of shares  authorized  for  repurchase  is  approximately  35 million.

In addition to expansion efforts at its US headquarters in Islandia, NY, capital resource requirements at December 31, 2000 consisted of lease obligations for office space, computer equipment, mortgage or loan obligations and amounts due as a result of product and company acquisitions. It is expected that existing cash, cash equivalents, marketable securities, the availability of borrowings under credit lines and cash provided from operations will be sufficient to meet ongoing cash requirements.

The Company expects its long-standing history of providing extended payment terms to customers to continue under the new business model.

Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio, debt, and installment accounts receivable. The Company has a prescribed methodology whereby it invests its excess cash in debt instruments of government agencies and high quality corporate issuers (Standard & Poor's single "A" rating and higher). To mitigate risk, many of the securities have a maturity date within one year, and holdings of any one issuer excluding the US Government do not exceed 10% of the portfolio. Periodically, the portfolio is reviewed and adjusted if the credit rating of a security held has deteriorated. The Company does not utilize derivative financial instruments.

The Company maintains a blend of both fixed and floating rate debt instruments. At December 31, 2000, the Company's outstanding debt approximated $4.7 billion, with approximately $2.0 billion in fixed rate obligations. If market rates were to decline, the Company could be required to make payments on the fixed rate debt that would exceed those based on current market rates. Each 25 basis point decrease in interest rates would have an associated annual opportunity cost of approximately $5 million. Each 25 basis point increase or decrease in interest rates would have an approximately $6.75 million annual effect on variable rate debt interest based on the balances of such debt at December 31, 2000.

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

In addition, three derivative actions alleging misleading statements and omissions similar to those alleged in the Shareholder Action were brought in the NY Federal Court on behalf of the Company against a majority of the Company's directors. An additional derivative action on behalf of the Company, alleging that the Company issued 14.25 million more shares than were authorized under the 1995 Key Employee Stock Ownership Plan (the "1995 Plan"), also was filed in the NY Federal Court. These derivative actions have been consolidated into a single action (the "Derivative Action") in the NY Federal Court. The Derivative Action has been stayed. Lastly, a derivative action on behalf of the Company was filed in the Chancery Court in Delaware (the "Delaware Action") alleging that 9.5 million more shares were issued to the three 1995 Plan participants than were authorized under the 1995 Plan. The Company and its directors who are parties to the Derivative Action and the Delaware Action have announced that an agreement has been reached to settle the Delaware Action and the Derivative Action. Under the terms of the proposed settlement, which is subject to dismissal of related claims by the NY Federal Court, the 1995 Plan participants returned 4.5 million shares of Computer Associates stock to the Company. The Chancery Court in Delaware has approved the settlement and the parties are awaiting dismissal by the NY Federal Court.

The Company, various subsidiaries, and certain current and former officers have been named as defendants in other various claims and lawsuits arising in the normal course of business. The Company believes that the facts do not support the plaintiffs' claims and intends to vigorously contest each of them.

Item 6: Exhibits and Reports on Form 8-K


(a)  Exhibits.

     99(i) First Amendment to the Amended and Restated Credit Agreement dated May 24, 2000
     99(ii) First Amendment to the Amended and Restated Credit Agreement dated May 26, 1999


(b)  Reports on Form 8-K:

     The Registrant filed a Report on Form 8-K dated October 4, 2000 reporting an event under Item 5 and 7.

     The Registrant filed a Report on Form 8-K dated October 25, 2000 reporting an event under Item 5 and 7.

     The Registrant filed a Report on Form 8-K dated November 6, 2000 reporting an event under Item 5 and 7.





                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     COMPUTER ASSOCIATES INTERNATIONAL, INC.


     Dated: February 6, 2001      By: /s/Sanjay Kumar
                                      ------------------------
                                      Sanjay Kumar, President and Chief
                                      Executive Officer

     Dated: February 6, 2001      By: /s/Ira Zar
                                      ------------------------
                                      Ira Zar, Executive Vice President and
                                      Principal Financial and Accounting Officer