Form 10-K
period 2001-03-31
COMPUTER ASSOCIATES INTERNATIONAL INC
filed 2001-06-08
CIK 356028

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

               (Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-9247
Computer Associates International, Inc.
(Exact name of registrant as specified in its charter)
Delaware	13-2857434
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
One Computer Associates Plaza, Islandia, New York	11749
(Address of principal executive offices)	(Zip Code)

(631) 342-5224
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of Class)	(Exchange on which registered)
Common Stock, par value $.10 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

6 1/4% Convertible Subordinated Debentures of On-Line Software International, Inc.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes    X     No         .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III to this Form 10-K or any amendment to this Form 10-K. [   ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant:

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 4, 2001 was $13,081,192,918 based on a total of 429,172,996 shares held by non-affiliates and the closing price on the New York Stock Exchange on that date which was $30.48.

Number of shares of stock outstanding at June 4, 2001:
576,545,965 shares of Common Stock, par value $.10 per share.

Documents Incorporated by Reference:
Part III - Proxy Statement to be issued in conjunction with the Registrant's Annual Stockholders' Meeting.

This Annual Report on Form 10-K contains certain forward-looking statements and information relating to Computer Associates International, Inc. (the "Company," "Registrant" or "CA") that are based on the beliefs and assumptions made by the Company's management as well as information currently available to management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and similar expressions, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, some of which are described under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors." Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, or expected. The Company does not intend to update these forward-looking statements.

PART I

Item 1. Business
(a) General Business Overview

   The Company is a leading eBusiness software company. The Company's world-class solutions address all aspects of eBusiness Process Management, Information Management and Infrastructure Management in six focus areas: Enterprise Management, eBusiness Security, eBusiness Storage, eBusiness Transformation and Integration, Portal and Knowledge Management and Predictive Analysis and Visualization. With its portfolio of software products and a professional services organization dedicated to understanding the needs of its customers, the Company is committed to meeting the technology requirements of eBusinesses in every sector of the economy.

   Built upon a common infrastructure, the Company's array of eBusiness Process Management, Information Management and Infrastructure Management solutions are available for use on a variety of mainframe and distributed systems. Because of its independence from hardware manufacturers, the Company provides clients with integrated solutions that are platform neutral.

   The Company's products can be used on all major hardware platforms, operating systems and application development environments for enterprise computing. The operating environments include, among others, OS/390 ("mainframe") from International Business Machines ("IBM"), Windows NT from Microsoft Corporation ("Microsoft"), UNIX, as provided by various hardware vendors such as Sun Microsystems, Inc. ("Sun"), Hewlett-Packard Company ("HP"), IBM, Compaq Computer Corporation ("Compaq") and most recently, Linux.

   The Company maintains a philosophy of internally developing products, exemplified by its flagship product family Unicenter TNG® (The Next Generation),™ the industry's de facto standard for enterprise management software, coupled with the acquisition of key technology, the integration of the two, and the establishment of a network of strategic alliances with key business partners. The Company's service philosophy is similarly marked by a commitment to the development of an internal service staff, the acquisition of third-party service organizations, the integration of the two and long-standing alliances with leading service providers.

   In fiscal year 2001, the Company announced its plan to unlock shareholder value by spinning off or divesting technologies that have the potential to prosper on an independent basis. These actions will allow the Company to focus on its core technologies.

   As the first step in this strategy, the Company formed the wholly owned subsidiary, iCan-SP, Inc. ("iCan"), in fiscal year 2001 to service the hosted software market. iCan helps deliver robust solutions to its customers. iCan's first product offering, the iCan Provider Suite™, is a fully integrated operational support system designed specifically for the eBusiness service provider industry.

   Also as part of this strategy, the Company divested the former Sterling Software, Inc.'s Federal Systems Group, its government consulting division, to Northrop Grumman in October 2000 for approximately $150 million in cash.

   In October 2000, the Company also announced a shift in its business model (the "new business model"), offering clients the flexibility and freedom to adapt to rapidly changing eBusiness requirements while reducing the risks and costs associated with traditional software licensing models. Under the new business model, clients can determine the length and dollar value of their software licenses. For example, the new business model provides clients with the flexibility to subscribe to software under month-to-month licenses or choose cost certainty by committing to a longer term arrangement. The new business model also permits clients to vary their software mix as their business and technology needs change. For example, clients may contract for the right to receive unspecified future software within designated product lines.

   In March 2000, the Company acquired Sterling Software, Inc. ("Sterling") through an exchange of stock. Sterling's software solutions are used to create, control, automate and manage both traditional and eBusiness systems. Sterling's portal technology provides access to data stored in corporate databases in the same way that Internet content portals provide access to the wealth of content on the Web. The acquisition, completed on March 31, 2000, was accounted for using the purchase method of accounting. See Note 2 of Notes to Consolidated Financial Statements for additional information concerning acquisitions.

   In May 1999, the Company acquired PLATINUM technology International, inc. ("PLATINUM") in a cash transaction. PLATINUM was engaged in the design, development, marketing and support of database tools and utilities, tools for enterprise management and data warehousing and provided a wide range of professional services. The acquisition was accounted for using the purchase method of accounting. See Note 2 of Notes to Consolidated Financial Statements for additional information concerning acquisitions.

   The Company was incorporated in Delaware in 1974 and commenced operations in 1976. In December 1981, the Company completed its initial public offering of Common Stock. The Company's Common Stock is traded on the New York Stock Exchange under the symbol "CA".

(b) Financial Information About Industry Segments

   The Company's global business is principally in a single industry segment - the design, development, marketing, licensing and support of integrated computer software products operating on a diverse range of hardware platforms and operating systems.

   See Note 4 of Notes to Consolidated Financial Statements for financial data pertaining to the Company's geographic operations.

(c) Narrative Description of Business

Products
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

   The Company is a leading independent supplier of software solutions for IBM mainframes and the market leader in systems management solutions. For nearly 25 years, CA solutions have enabled the Company's clients to better manage the complex mainframe environment by providing them with the tools to measure and improve computer hardware and software performance and programmer productivity. The Company's mainframe solutions, including security, scheduling, storage, automation, performance and output management products, interface with the newest release of IBM's hardware to manage this complex mainframe environment in an improved manner. This past year, the Company announced same day support for IBM's newly announced z-series of mainframes.

   The Company's software architecture is specifically designed to assist clients' migration from a mainframe environment to distributed computing or to build new distributed systems. As the information technology landscape has changed, the Company's distributed solutions have been among the industry leaders across the solutions spectrum.

   The Company's solutions also benefit from cross-product features. For example, the benefits of the Company's security offerings have been incorporated into storage and portal solutions. Such sharing of technology provides clients with robust and complete solutions.

   The Company offers a wide array of products and in January 2001, began to brand its various products in three key solution areas and six focus areas - the Company's 3 X 6 strategy. The key solution areas are eBusiness Process Management, eBusiness Information Management and eBusiness Infrastructure Management. The six focus areas are Enterprise Management, eBusiness Security, eBusiness Storage, eBusiness Transformation and Integration, Portal and Knowledge Management and Predictive Analysis and Visualization.

The Company's Three Key Solution Areas

eBusiness Process Management

   The Company's eBusiness Process Management solutions monitor and manage the critical business processes of eBusinesses. True eBusiness process management requires two levels of integration:

integration of an enterprise's existing back-end systems with its new Web-based systems and business-to-business ("B2B") integration between an enterprise and its partners, suppliers and service providers.

eBusiness Information Management

   The Company's unified eBusiness Information Management solutions deliver unique portal knowledge management and predictive analysis and visualization capabilities. Jasmine®ii provides the optimal eBusiness platform, enabling comprehensive integration of business processes, applications, databases, partner systems and data.

   The Company's innovative Jasmine®ii Portal solution consolidates many sources of information and allows personalization for a client's needs. Neugents® technology gives the customer the ability to predict business outcomes by analyzing both historical and current session data that present the customer with the information in which they are most likely to be interested. Together, the strength of Neugents technology and Jasmine ii provide eBusinesses with a major competitive advantage, enabling them to find prospects and new business opportunities.

   From powerful application development and life cycle management to business intelligence, the Company's eBusiness Information Management solutions enable historical and real-time data access, analysis, and dissemination for processing transactions across the extended enterprise. For example, CCC®/Harvest and Endevor® help clients synchronize development activities across the enterprise and throughout the application life cycle, while ERwin®, a leading data modeling solution, creates and maintains databases, data warehouses and enterprise data resource models.

eBusiness Infrastructure Management

   eBusiness infrastructure is the cornerstone of any business. Every resource - from traditional IT to wireless and other pervasive computing devices - must be managed in a cohesive, integrated fashion for eBusinesses to deliver uninterrupted availability and support. Building upon the strength of its core competency, the Company offers a complete set of industry-proven, highly scalable eBusiness infrastructure solutions. These solutions range from the comprehensive end-to-end management capabilities of Unicenter TNG to solutions that meet specific needs such as security, network, storage, database and application management.

The Company's Six Focus Areas

   As part of the January 2001 branding effort, the Company has identified the following six focus areas that will have a significant impact on the success of next-generation eBusinesses: Enterprise Management, eBusiness Security, eBusiness Storage, eBusiness Transformation and Integration, Portal and Knowledge Management and Predictive Analysis and Visualization.

Enterprise Management

   The Company provides a scalable, flexible, fully automated and highly integrated solution to manage the extended enterprise for continuous availability and optimal performance. Enterprise management solutions include systems and network management, service desk, backup and recovery, event, workload, database and application management, as well as other areas.

   Since its introduction in fiscal year 1997, Unicenter TNG has become the industry's de facto standard for enterprise management software. Unicenter TNG is an object-oriented solution that enables eBusinesses to visualize and control their entire information technology infrastructure - including applications, databases, systems and networks - from a business perspective. This technology establishes a link between an organization's information technology resources and its business policies. Through Unicenter TNG, an organization can define its business policies, map those policies to particular resource management requirements, and then monitor the resources for their support of specific business processes. The flexible Business Process Views™ can be customized to deliver information based on specific roles, locations, resources and any other dimension of control. To visualize the complex interactions and interdependencies of an enterprise's entire distributed environment, Unicenter TNG employs a Real World Interface™ that incorporates 3-D animation and elements of virtual reality.

   In addition to Unicenter TNG, the Company offers a complete line of enterprise management solutions for the mainframe environment. The Company's leading management solutions include Scheduling and Workload Management (CA-7® and CA-11™, CA-Scheduler® , CA-Jobtrac®), Output Management (CA-View ®, CA-Deliver™, CA-Dispatch™, CA-Spool™), Automation (CA-OPS/MVS®, CA-MIM™) and Performance Management and Accounting (NeuMICS®, CA-JARS®, CA-SYSVIEW®/E). These products provide highly scalable, fault-tolerant and fully integrated management solutions for the mainframe environment.

eBusiness Security

   The Company has solutions to secure any eBusiness computing environment. For over 20 years, clients have relied upon the Company's security solutions, such as CA-Top Secret® and CA-ACF2®, to protect data from internal and external intrusion. The Company's leading-edge security solutions provide access control, intrusion detection, administration, authentication and authorization, and Virtual Private Network ("VPN"). With seamless platform coverage, the Company's solutions provide comprehensive, end-to-end security enabling organizations to set security policies mapped to their business objectives.

   The emergence of the Internet in the eBusiness environment has increased the possibility of security breaches of an organization's information systems and data. To meet the growing security concerns associated with the expansion of eBusiness and eCommerce, the Company introduced its eTrust™ offerings. eTrust is a comprehensive set of security solutions designed to assure privacy of information, certify user identification and authorization, protect business assets against malicious attacks such as viruses and prevent destruction and theft of information. Solutions included are eTrust™ Access Control™, eTrust™ Admin, eTrust™ Antivirus, eTrust™ Audit, eTrust™ Desktop Security and eTrust™ Encryption. In addition, the Company provides a wide range of services, such as implementation of appropriate protection policies and procedures, to complement its eTrust products.

eBusiness Storage

   Safeguarding eBusiness-critical data requires storage solutions that reach across multiple platforms. The Company offers true end-to-end backup capabilities, such as serverless backup, total Storage Area Network ("SAN") support and online "hot" backup. The Company's storage solutions fully integrate with its Enterprise Management solutions to offer unparalleled backup and recovery capabilities.

   The ARCserve® product family overcomes the challenges of the dynamic business marketplace by addressing the eBusiness demands of storage availability, scalability, interoperability, performance and management. ARCserve options and agents complement and extend the backup/restore and management capabilities of ARCserve to deliver complete data protection across any enterprise.

   The Company also provides a full line of mainframe storage management products. The Company's mainframe storage products are leaders in the areas of automated tape management (CA-1® and the CA-Dynam® family), DASD management (CA-Disk™, CA-ASM2®, CA-ALLOCATE™) and storage resource management (CA-Vantage™, CA-ASTEX®).

eBusiness Transformation and Integration

   The transition to eBusiness requires integration of many disparate applications and processes. The Company's solutions provide the services necessary to integrate applications, databases and business partner systems via powerful XML, transport and messaging services.

   The Company's COOL product line of application development solutions offers a comprehensive range of design, creation and delivery options to meet clients' eBusiness needs. These solutions support an extensive range of environments, from high-end enterprise servers such as mainframes and UNIX to midrange computing environments such as Windows 2000, Netfinity and AS/400, and offer the latest wireless, Java and Enterprise JavaBean ("EJB") development environments.

Portal and Knowledge Management

   eBusiness requires constant and immediate responsiveness. Time consumed retrieving, searching for, and/or consolidating information limits productivity. The Company's Portal and Knowledge Management solutions provide a personalized environment in a format suited to the customer's individual preferences.

   Through Jasmine ii, the Company offers a comprehensive information infrastructure that enables organizations to use leading-edge technologies as well as existing data and logic to quickly build, deploy and manage a new generation of intelligent eBusiness solutions. These highly visual Web-enabled applications effectively use a broad spectrum of enterprise information resources, communication facilities and end-user devices to deliver substantial competitive advantages in today's rapidly evolving business environments. Leveraging the Company's U.S. patented Neugents technology, Jasmine ii is a complete eBusiness platform, powering unique and dynamically personalized exchanges and portals. It dramatically speeds time-to-market of B2B, business-to-consumer ("B2C"), Application Service Providers ("ASP") and trading exchange applications.

Predictive Analysis and Visualization

   Predictive analysis adds intelligence to help eBusinesses identify new opportunities. For example, it can analyze buying patterns and forecast demand in order to identify cross-selling or up-selling opportunities. The Company's visualization capabilities can differentiate an eBusiness from its competition by presenting information in unique and attractive ways. Visualization enables customers to understand vast amounts of data in a single glance, using images, sound and animation.

   Clients continue to deploy Neugents, the Company's U.S. patented neural network-based technology, in their environments. Neugents are intelligent software agents that exist throughout various computing environments, which recognize certain patterns and record the resulting transition states. Neugents enable an entirely new generation of business applications to analyze conditions in business markets and technical environments, predict changes in those conditions and suggest courses of action to capitalize on opportunities and/or avoid potential problems. When employed with Unicenter TNG, Neugents can proactively anticipate performance and availability problems with a level of precision and rigor unattainable by conventional trend and resource analysis solutions.

Professional Services

   Historically, the Company's professional services organization has been responsible for providing a broad spectrum of services ranging from consulting to implementation, to comprehensive outsourcing and to custom-developed leading-edge IT solutions. During fiscal year 2001, the Company refocused its services operations specifically on engagements involving the Company's products. As such, the Company no longer offers services related to non-CA products and is phasing out non-CA product service engagements such as staff augmentations. Such non-CA product services typically have low margins and are not supportive of the Company's overall product initiatives. Focusing on CA product-related services improves the speed of deployment of the Company's solutions that enable eBusiness, which the Company believes will lead to universal satisfaction and greater follow-on sales.

Sales and Marketing

   The Company distributes, markets and supports its products on a worldwide basis through its own employees and a network of independent value-added resellers ("VARs"), distributors and dealers. The Company has approximately 5,000 sales and sales support personnel engaged in promoting the licensing of the Company's products.

   The Company's worldwide sales organization is now aligned geographically. Each geographic territory offers the complete spectrum of CA solutions within the Company's 3 X 6 strategy. A separate Strategic Accounts Group within each territory provides additional services to large clients, including facilities managers. Facilities managers deliver data processing services using the Company's products, to those companies that prefer to "outsource" their computing processing operations.

   The Company also operates through subsidiaries located in 45 countries outside the United States. Each of these subsidiaries has sales executives who market all or most of the Company's products in their respective territory. Approximately 35% of the Company's revenue in fiscal year 2001 was derived from operations outside the United States. In addition, the Company's products are marketed by independent distributors in those limited areas of the world where it does not have a direct presence. Revenue from independent distributors accounted for less than 1% of the Company's fiscal year 2001 revenue.

   Under certain circumstances, the Company will engage, on a non-exclusive basis, clients and other third parties as resellers of certain of the Company's products. The Company also actively encourages VARs to market the Company's products. VARs often bundle the Company's products with specialized consulting services to provide clients with a complete solution. Such VARs generally service a particular market or sector and provide enhanced user-specific solutions.

   During the past fiscal year, the Company formed a number of key strategic alliances with leading technology providers throughout Asia. By aligning with local technology providers in a particular geographic area, these joint ventures offer additional avenues through which the Company's technology and software solutions can be introduced to the IT community. Many of these joint ventures are in the early stages of operations.

   The Company's marketing and marketing services groups produce substantially all of the user documentation for its products, as well as promotional brochures, advertising and other business solicitation materials. The duties of these groups include the writing of the requisite materials, editing, typesetting, photocompositions and printing.

Licensing

   The Company does not sell or transfer title to its products to its clients. The products are licensed on a "right-to-use" basis pursuant to license agreements. Such licenses generally require that the client use the product only for its internal purposes at its own computer installation. In addition, the Company offers license agreements to facility managers which enable them to use the Company's software in conjunction with their outsourcing business.

   Prior to the introduction of the new business model, the Company offered several types of software licenses. Under these license forms, the client agreed to pay a license fee for the use of the software and either an annual usage and maintenance fee or an annual optional maintenance fee for as long as the client elected to continue to receive maintenance services. If maintenance was elected throughout the license term, the maintenance fees typically approximated 20% of the aggregate license and maintenance fees. Where applicable, payment of the maintenance fee entitled the client to receive technical support for the product, as well as the right to receive all enhancements and improvements (excluding features subject to a separate charge) to the product developed by the Company during the period covered. A significant number of the Company's clients elected to license the Company's products under a variety of installment payment options. These plans primarily incorporated license fees and optional maintenance fees into annual or monthly payments ranging from one to ten years.

   The Company also offers licenses for products and groups of products based on the size of an enterprise's computing power as measured in MIPS (millions of instructions per second). Under this option, the client is free to reallocate hardware or modify user configurations without incremental costs. Similar licensing alternatives are available for the Company's midrange and UNIX-based software products. The Unicenter TNG family of products is licensed on a computing capacity basis expressed in power units. Distributed products sold through third-party VARs, distributors and dealers are generally subject to distribution agreements and end-user "shrink wrap" licenses. Distributed programs are licensed on a server basis or on a specified instance basis (such as the number of users).

   Under its standard form of license agreement, the Company warrants that its products will perform in accordance with specifications published in the product documentation.

   On October 25, 2000, the Company announced a new business model that allows clients to vary their software mix as their business needs change, providing clients with the freedom to use a variety of software products during the license period and providing unspecified future deliverables as a part of the contract. The terms of these new arrangements are structured such that product revenue will generally be recognized ratably over the term of the license. Clients will benefit from these new arrangements by finding more flexibility in licensing the Company's software products, gaining an improved, cost-effective way of doing business, mapping the growth of their technology to the growth of their business and allowing their costs to be more predictable. The Company believes the new business model provides a more simple, flexible and cost-effective way to do business by allowing clients to leverage their software budgets to meet their eBusiness challenges while reducing the risks and costs associated with traditional software licensing.

   The new business model is also intended to improve the visibility and predictability of the Company's revenue streams and reduce the uncertainty of quarterly revenue by recognizing license revenue on a ratable basis rather than on an up-front one-time basis. The new business model, however, will impact the Company's reported revenue. Under the new business model, only a portion of the fees will be recognized as revenue during the period the product is shipped, with the remainder creating "residual value." Residual value will be recognized as revenue over the remaining term of the arrangement. Residual value, also known as deferred revenue, reflects the value of licensing arrangements that have not yet been reported as revenue.

   Under the new business model, residual value is amortized into revenue on a month-to-month basis over the life of the licensing arrangement. A contract entered into in connection with the new business model will result in less immediate up-front revenue than under the old business model, although the Company's total revenue over the life of the contract will be the same. Since this differs from the way the Company previously recognized revenue, the Company's reported revenue will initially decline from historical levels. As the Company continues to build residual value, a contractually committed source of future revenue, a more significant portion of the Company's revenue will be earned from contracts booked in earlier periods.

   While the new business model causes the Company to change the way it recognizes revenue, it does not necessarily change the Company's overall expected cash generated from operations, since clients are expected to continue to pay fees over the contract period. In addition, costs continue to be recorded in the same fashion as under the Company's old business model. The Company anticipates returning to reported operating profitability in the second half of fiscal year 2003.

   To assist investors in evaluating the Company's financial performance, in addition to reported results, the Company has provided pro forma revenue and operating earnings (excluding acquisition amortization and special items) for the current and prior year. These pro forma results assist in the comparison of the Company's performance this year versus the prior year. The Company constructed its pro forma financial statements by analyzing the historical revenue data from the Company and from recent acquisitions - Sterling and PLATINUM - and presenting the revenue and operating earnings (excluding acquisition amortization and special items) performance as if the Company had always operated under the new business model. This included the calculation of an average contract life for the Company's, as well as Sterling's and PLATINUM's, up-front license revenue and amortizing such revenue over the average contract life. Costs are consistently recorded from reported to pro forma results.

Competition and Risks

   Current and potential stockholders should consider carefully the risk factors described in the "Management's Discussion and Analysis of Financial Conditions and Results of Operations" section below. Any of these factors, or others, many of which are beyond the Company's control, could negatively affect revenue, profitability or cash flow in the future.

Product Protection

   The products of the Company are treated as trade secrets, which contain confidential information. The Company relies on its contractual agreements with clients as well as its own security systems and confidentiality procedures for protection. In addition to obtaining patent protection for new technology, the Company protects its products, their documentation, and other written materials under copyright law. The Company also obtains trademark protection for its various product names. The Company periodically receives notices from third parties claiming infringement by the Company's products on third-party proprietary rights. The Company expects that its software will be subject to such claims more frequently as the number of products and competitors in the Company's industry grows and the functionality of products overlap. Such claims could result in litigation, which could be costly and/or result in licensing arrangements on unfavorable terms to the Company, including the payment of royalties to third parties. The Company's business could be adversely affected by such litigation and licensing arrangements and by any inability on its part to develop substitute technology.

Clients

   No individual client accounted for a material portion of the Company's revenue during any of the past three fiscal years. Since the majority of the Company's software is used with relatively expensive computer hardware, most of its revenue is derived from companies that have the resources to make substantial commitments to data processing and computer installations. The majority of the world's major companies use one or more of the Company's software products, including the vast majority of the Fortune 100. The Company's software products are generally used in a broad range of industries, businesses and applications. The Company's clients include manufacturers, financial services providers, banks, insurance companies, educational institutions, hospitals and government agencies. In addition, the Company's products are sold through its direct sales force, as well as to and through distributors, resellers, VARs and joint ventures.

Product Development

   The computer industry has seen rapid changes in hardware and software technology. The Company must maintain the usefulness of its products as well as modify and enhance its products to accommodate changes to, and to ensure compatibility with, hardware and software.

   To date, the Company has been able to adapt its products to changes in the computer industry and, as described more fully herein, the Company believes that it will be able to do so in the future. Computer software vendors must also continually ensure that their products meet the needs of clients in the ever-changing marketplace. Accordingly, the Company has the policy of continually enhancing, improving, adapting, and adding new features to its products, as well as developing additional products. The Company offers facilities (referred to as "eSupport") for many of its software products whereby problem diagnosis, program fixes, and access to the Company's client support databases and other information sources are provided on-line between the client's installation and the support facilities of the Company. These services have contributed to the Company's ability to provide maintenance more efficiently.

   Product development is primarily performed at the Company's facilities in San Diego, California; Maitland, Florida; Lisle, Illinois; Framingham, Massachusetts; Mount Laurel, New Jersey; Princeton, New Jersey; Islandia, New York; Cincinnati, Ohio; Pittsburgh, Pennsylvania; Dallas, Texas and Herndon, Virginia. The Company also performs product development in Sydney, Australia; Vienna, Austria; Brussels, Belgium; Vancouver, Canada; Ditton Park, England; Paris, France; Darmstadt, Germany; Tel Aviv, Israel and Milan, Italy. For fiscal years ended March 31, 2001, 2000 and 1999, product development and enhancements charged to operations were $695 million, $568 million and $423 million, respectively. In fiscal years 2001, 2000 and 1999, the Company capitalized $49 million, $36 million and $29 million, respectively, of internally developed software costs.

   Certain products of the Company were acquired from other companies and individuals. The Company continues to seek synergistic companies, products and partnerships. The purchase price of acquired products (such as purchased software) is capitalized and amortized over the useful life of such products over a period not exceeding seven years.

Employees

   As of March 31, 2001, the Company had approximately 18,200 employees. Of this total, approximately 2,800 were located at its headquarters facility in Islandia, New York, approximately 7,900 were located at other offices in the United States, and approximately 7,500 were located at its offices in foreign countries. Of the total employees, approximately 5,000 were engaged in product development efforts, 4,500 were part of the professional services organization and 5,000 were engaged in sales and support functions. The Company believes its employee relations are excellent.

(d) Financial Information About Foreign and Domestic Operations and Export Revenue

   See Note 4 of Notes to Consolidated Financial Statements for financial data pertaining to the Company's geographic operations.

Item 2. Properties

   The principal properties of the Company are geographically distributed to meet sales and operating requirements. All of the properties of the Company are generally considered to be both suitable and adequate to meet current operating requirements.

   The Company leases approximately 200 office facilities throughout the United States. The Company will lease a new regional facility in Plano, Texas totaling approximately 220,000 square feet, which is under construction and is scheduled for completion in October 2001. The Company has approximately 175 office facilities outside the United States. Expiration dates on material lease obligations range from fiscal years 2002 to 2023.

   The Company owns an 850,000 square-foot Corporate Headquarters in Islandia, New York, as well as various office facilities in the United States ranging from 1,000 to 250,000 square feet. The Company owns two office facilities in Germany totaling approximately 120,000 square feet, one office facility in Italy with approximately 140,000 square feet and a 250,000 square-foot European Headquarters in the United Kingdom.

   The Company owns various computer, telecommunications and electronic equipment. It also leases mainframe and distributed computers at the Company's facilities in Islandia, New York and Lisle, Illinois. This equipment is used for the Company's internal product development, for technical support efforts and for administrative purposes. The Company considers its computer and other equipment to be adequate for its needs. See Note 7 of Notes to Consolidated Financial Statements for information concerning lease obligations.

Item 3. Legal Proceedings

   The Company, Charles B. Wang, Sanjay Kumar and Russell M. Artzt are defendants in a number of shareholder class action lawsuits, the first of which was filed July 23, 1998, alleging that a class consisting of all persons who purchased the Company's stock during the period January 20, 1998 until July 22, 1998 were harmed by misleading statements, representations and omissions regarding the Company's future financial performance. These cases, which seek monetary damages in an unspecified amount, have been consolidated into a single action (the "Shareholder Action") in the United States District Court for the Eastern District of New York ("NY Federal Court"). The NY Federal Court has denied the defendants' motion to dismiss the Shareholder Action, and the parties currently are engaged in discovery. Although the ultimate outcome and liability, if any, cannot be determined, management, after consultation and review with counsel, believes that the facts in the Shareholder Action do not support the plaintiffs' claims and that the Company and its officers and directors have meritorious defenses.

   In addition, three derivative actions, the first of which was filed on July 30, 1998, alleging misleading statements and omissions similar to those alleged in the Shareholder Action were brought in the NY Federal Court on behalf of the Company against a majority of the Company's directors. An additional derivative action on behalf of the Company, alleging that the Company issued 14.25 million more shares than were authorized under the 1995 Key Employee Stock Ownership Plan (the "1995 Plan"), also was filed in the NY Federal Court. These derivative actions have been consolidated into a single action (the "Derivative Action") in the NY Federal Court. The Derivative Action has been stayed. Lastly, a derivative action on behalf of the Company was filed in the Chancery Court in Delaware (the "Delaware Action") on September 15, 1998 alleging that 9.5 million more shares were issued to the three 1995 Plan participants than were authorized under the 1995 Plan. The Company and its directors who are parties to the Derivative Action and the Delaware Action have announced that an agreement has been reached to settle the Delaware Action and the Derivative Action. Under the terms of the proposed settlement, which is subject to dismissal of related claims by the NY Federal Court, the 1995 Plan participants returned 4.5 million shares of Computer Associates stock to the Company. The Chancery Court in Delaware has approved the settlement and the parties are awaiting dismissal by the NY Federal Court. In the first quarter of fiscal year 2001, the Company recorded a $184 million gain in conjunction with the settlement.

   The Company, various subsidiaries and certain current and former officers have been named as defendants in other various claims and lawsuits arising in the normal course of business. The Company believes that it has meritorious defenses in connection with such claims and lawsuits and intends to vigorously contest each of them. In the opinion of the Company's management, the results of these other claims and lawsuits, either individually or in the aggregate, are not expected to have a material effect on the Company's results of operations, financial position or cash flows.

Item 4. Submission of Matters to Vote of Security Holders

   None.

Executive Officers of the Registrant

   The name, age, present position and business experience of all executive officers of the Company as of June 6, 2001 are listed below:

Name	Age	Position
Charles B. Wang(1)	56	Chairman of the Board of Directors
Sanjay Kumar(1)	39	President, Chief Executive Officer and Director
Russell M. Artzt(1)	54	Executive Vice President-Research and Development and Director
Ira Zar	39	Executive Vice President-Finance and Chief Financial Officer
Stephen Richards	36	Executive Vice President and General Manager-Sales
Gary Quinn	40	Executive Vice President-Sales Support
Steven M. Woghin	54	Senior Vice President and General Counsel
Michael A. McElroy	56	Senior Vice President and Secretary
Mary Stravinskas	40	Vice President and Treasurer

(1) Member of the Executive Committee.

   Mr. Wang has been Chairman of the Board since April 1980 and a Director since June 1976. Mr. Wang previously served as Chief Executive Officer from June 1976 to August 2000.

   Mr. Kumar joined the Company with the acquisition of UCCEL in August 1987. He was named Chief Executive Officer in August 2000, and has been President and a Director since January 1994. Mr. Kumar has previously served as Chief Operating Officer from January 1994 to August 2000; as Executive Vice President - Operations from January 1993 to December 1993; and Senior Vice President - Planning from April 1989 to December 1992.

   Mr. Artzt has been with the Company since June 1976. He has been Executive Vice President - Research and Development of the Company since April 1987 and a Director of the Company since November 1980.

   Mr. Zar has been Chief Financial Officer since June 1998. He was named Executive Vice President in April 1999, having previously been a Senior Vice President - Finance since April 1994 and Treasurer from April 1994 to October 1997. Mr. Zar joined the Company in June 1982.

   Mr. Richards has been an Executive Vice President since February 2000. He was Senior Vice President - Sales since April 1998, having previously been the Senior Vice President - Pacific Region since 1995. He joined the Company in May 1988.

   Mr. Quinn has been an Executive Vice President - Sales Support since April 2000. He was an Executive Vice President - Global Information and Administrative Services since April 1998, having previously been a Senior Vice President - Global Information Services since April 1996. He previously served in various management positions within the marketing and technical organizations. He joined the Company in December 1985.

  Mr. Woghin has been General Counsel since February 1995. He was named Senior Vice President at the same time, having previously been a Vice President - Legal since 1993. He joined the Company in March 1992.

   Mr. McElroy was elected Secretary of the Company effective January 1997. He was named Senior Vice President in 1999, having previously been a Vice President - Legal since 1989. He joined the Company in February 1988 and served as Secretary from April 1988 through April 1991.

   Ms. Stravinskas was elected Treasurer effective May 2001. She was named Vice President in 1999, having previously been an Assistant Vice President and a manager of various functions within the finance organization. She joined the Company in February 1986.

   The officers are appointed annually and serve at the discretion of the Board of Directors.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

   The Company's Common Stock is listed on the New York Stock Exchange. The following table sets forth, for the quarters indicated, the quarterly high and low closing prices on the New York Stock Exchange.

	Fiscal Year 2001		Fiscal Year 2000
	High	Low	High	Low
Fourth Quarter Third Quarter Second Quarter First Quarter	$37.50 $33.31 $51.13 $62.88	$18.69 $18.69 $23.88 $44.50	$75.00 $70.38 $61.50 $54.75	$57.13 $52.13 $43.63 $34.19

   On March 30, 2001, the last trading day of the month, the closing price for the Company's Common Stock on the New York Stock Exchange was $27.20. The Company currently has approximately 10,000 record stockholders.

   The Company has paid cash dividends in July and January of each year since July 1990 and intends to continue that policy. In May 2001, the Company's Board of Directors declared its regular, semi-annual cash dividend of $.04 per share. The dividend will be paid on July 5, 2001 to stockholders of record on June 22, 2001.

Item 6. Selected Financial Data

   The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Result of Operations" and the financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Year Ended March 31,
STATEMENT OF OPERATIONS DATA	2001(1)			2000(2)(3)		1999(4)		1998(5)		1997(6)
(in millions, except per share amounts)
Revenue Net (loss) income - Basic (loss) earnings per share (7) - Diluted (loss) earnings per share (7) Dividends declared per common share (7)	$ $	4,198 (591 (1.02 (1.02 .080	) ) )	$ $	6,103 696 1.29 1.25 .080	$ $	4,666 626 1.15 1.11 .080	$ $	4,206 1,169 2.14 2.06 .073	$ $	3,680 366 0.67 0.64 .065

March 31,
BALANCE SHEET AND OTHER DATA	2001	2000	1999	1998	1997
(in millions)
Cash provided by operating activities Working capital Total assets Long term debt (less current maturities) Stockholders' equity	$1,383 357 14,143 3,639 5,780	$1,566 988 17,493 4,527 7,037	$1,267 768 8,070 2,032 2,729	$1,040 379 6,706 1,027 2,481	$790 53 6,084 1,663 1,503

(1)	Includes an after-tax gain of $115 million related to the 1995 Key Employee Stock Ownership Plan and an after tax charge of $19 million related to the bankruptcy filing of Inacom Corporation.
(2)

Includes after-tax in-process research and development ("IPR&D") charges of $645 million related to the acquisition of PLATINUM in May 1999 and $150 million related to the acquisition of Sterling in March 2000. See Note 2 of Notes to Consolidated Financial Statements for additional information.

(3)	Includes an after-tax charge of $32 million related to CHS Electronics, Inc.
(4)	Includes an after-tax charge of $675 million related to the 1995 Key Employee Stock Ownership Plan.
(5)	Includes an after-tax charge of $21 million related to the Company's unsuccessful tender offer for Computer Sciences Corporation.
(6)	Includes an after-tax IPR&D charge of $598 million related to the acquisition of Cheyenne Software, Inc. in November 1996.
(7)	Adjusted to reflect the three-for-two stock splits effective June 19, 1996 and November 5, 1997.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

   This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains certain forward-looking statements and information relating to the Company that are based on the beliefs and assumptions made by the Company's management as well as information currently available to management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and similar expressions, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.

   The Company distributes and markets its software solutions directly to the end-user as well as to distribution partners, resellers or VARs. The Company derives revenues from the following sources: license fees - the licensing of the Company's solutions on a right-to-use basis; maintenance fees - the providing of post-contract customer support; and service fees - the providing of professional services such as consulting and education services. The timing and amount of fees recognized as revenue during a period is determined by the nature of the contractual provisions included in the arrangements with customers.

   Prior to December 2000, the Company's software license arrangements included contractual provisions that resulted in the recognition of license fee revenue attributable to the software products upon delivery of the software products, provided that the arrangement fee was fixed or determinable and collectibility of the fee was probable (hereinafter referred to as "traditional license revenue"). Beginning in December 2000, the Company's software license arrangements included contractual provisions that, among other things, allowed the customer to receive unspecified future software products within designated product lines. Under these arrangements, the Company recognizes revenue attributable to the software products ratably over the term of the license arrangement commencing upon delivery of the currently available software products, provided that the arrangement fee is fixed or determinable and collectibility of the fee is probable. As was the case prior to December 2000, maintenance and professional service fees are generally recognized as the services are performed.

Fiscal Year 2001

   Total revenue for the fiscal year ended March 31, 2001 decreased 31%, or $1.90 billion, over fiscal year 2000. Excluding an approximate $140 million unfavorable foreign exchange impact, revenue decreased $1.76 billion to $4.34 billion. Total revenue was unfavorably impacted in the second half of the fiscal year due to the introduction of the new business model whereby license fee revenue for such arrangements is now recognized over the contract term. Additionally, the Company experienced weakness in the first half of the fiscal year as a result of clients deferring purchases ahead of an IBM hardware cycle.

   In fiscal year 2001, traditional license revenue decreased 55%, or $2.30 billion to $1.90 billion, compared to fiscal year 2000, primarily as a result of the Company's transition to the new business model during the third quarter of fiscal 2001 as well as a decrease in mainframe product revenue, partially offset by the addition of Sterling and PLATINUM products, acquired in March 2000 and May 1999, respectively, and the increased demand for eBusiness solutions. The new business model provides clients with flexible contractual terms and conditions resulting in the ratable recognition of product revenue from such contracts over the term of the contract. Prior to the new business model, traditional license revenue was generated from executed software license arrangements that included contractual provisions that resulted in the recognition of revenue attributable to the software products upon delivery of the software products, provided that the arrangement fee was fixed or determinable and collectibility of the fee was probable.

   The new business model will improve the visibility of the Company's revenue streams and reduce the uncertainty of quarterly revenue since license fees will be recognized ratably, rather than on an up-front one-time basis. To enhance comparability, the Company has supplemented the MD&A with pro forma financial information for the current and prior year. Subscription-based license and maintenance fee revenue was $59 million and represents the revenue recognized on a ratable basis since the introduction of the new business model in the third quarter of fiscal 2001. The remainder of the license and maintenance fees payable on such license arrangements will amortize into revenue over the respective license arrangement's term.

   In fiscal year 2001, maintenance fee revenue increased 24%, or $210 million, to $1.09 billion from the prior year primarily as a result of acquired companies' products, partially offset by a decrease associated with revenue recorded since the introduction of the new business model. Maintenance will continue to decrease as deferred maintenance under the old business model is amortized over the contract term.

   For the fiscal year ended March 31, 2001, financing fee revenue increased 21%, or $109 million, to $638 million from the prior year, as a result of an increase in installment based licenses and the associated non-current receivables prior to the introduction of the new business model. Financing fees result from the initial discounting to present value of product sales with extended payment terms and the subsequent increase to receivables to the amount due and payable by customers. This accretion of financing revenue on the unpaid receivables due in future years represent financing fees.

   In fiscal year 2001, professional service revenue increased 3%, or $17 million, to $517 million from the prior year, as a result of the acquisition of Sterling in March 2000, partially offset by the Company's refocusing of its service operations on engagements involving the Company's products. Such refocusing has unfavorably impacted professional services revenue. Reflecting the strategy to focus the professional services organization on the deployment of CA solutions, the Company divested Sterling's Federal Systems Group governmental consulting division in the third quarter of fiscal year 2001.

   Sales in the United States represented 65% of overall revenue for fiscal year 2001, as compared to 66% for fiscal year 2000. Consistent with the overall decrease in revenue, international revenue decreased $600 million, or 29%, in fiscal year 2001 as compared with fiscal year 2000.

   Price changes did not have a material impact in fiscal year 2001 or in the comparable period in fiscal year 2000.

   In fiscal year 2001, selling, general and administrative expenses, excluding the charge associated with the bankruptcy of Inacom Corporation of approximately $31 million, increased 38% from the prior year to $2.53 billion, exclusive of the charges of approximately $50 million in fiscal year 2000 associated with the write-off of the Company's investment in CHS Electronics, Inc. ("CHS"). The increase was largely attributable to the Company's higher fixed expense structure, principally the result of added personnel and related costs from the acquisition of Sterling, as well as increased spending on marketing associated with a new comprehensive advertising campaign and an increase in provision expense for accounts receivable as a result of the difficult economic climate. Product development and enhancement expenses increased $127 million, or 22%, for fiscal year 2001 compared with the prior year. There was continued emphasis on adapting and enhancing products for the distributed processing environment as well as the broadening of the Company's eBusiness product offerings, and additional expenses related to development efforts of products obtained through the acquisition of Sterling. Commissions and royalties increased $6 million, or 2%, over the prior year. Commissions and royalties as a percentage of revenue increased due to the lower revenue achievement associated with the Company's transition to the new business model without an associated change in the sales compensation structure which rewards sales personnel on the total arrangement. Depreciation and amortization expense in fiscal year 2001 increased $516 million over the prior year. The increase was primarily due to the additional amortization of the cost of purchased intangibles associated with Sterling, marginally offset by the scheduled reductions in the amortization of costs associated with past acquisitions. Net interest expense increased $5 million compared with the prior year. The additional interest expense was related to the increase in average debt outstanding associated with borrowings incurred to fund the PLATINUM acquisition in the first quarter of fiscal year 2000.

   The pre-tax loss of $666 million for fiscal year 2001 represents a decrease of $2.26 billion, over fiscal year 2000. Excluding a special gain of $184 million related to the settlement of the 1995 Stock Plan litigation and a special charge of $31 million related to the bankruptcy filing of Inacom Corporation, the pre-tax loss would have been $819 million, compared with pre-tax income of $2.44 billion in fiscal year 2000, excluding special charges of $645 million and $150 million for in-process research and development ("IPR&D") relating to the acquisitions of PLATINUM and Sterling, respectively, and approximately $50 million related to the write-off of CHS. Net loss for the year ended March 31, 2001 was $591 million, a decrease of $1.29 billion over fiscal year 2000. Fiscal 2001 net loss, excluding the after-tax aforementioned special items, was $687 million, a decrease of $2.21 billion over the prior year's net income, exclusive of the aforementioned special charges. The Company's consolidated effective tax rate, excluding acquisition amortization and IPR&D charges, was 37.5% for both fiscal years 2001 and 2000.

   Earnings before interest, taxes, depreciation and amortization ("EBITDA") totaled $635 million for fiscal year 2001, a decrease of 81%, or $2.74 billion, over fiscal year 2000. This EBITDA total is derived by adding back interest, depreciation and amortization, and income taxes into the $687 million year-to-date net loss prior to special items.

   Fiscal year 2001 and fiscal year 2000 pre-tax and net (loss) income and EBITDA are not comparable due to the implementation of the Company's new business model in the third quarter of fiscal year 2001. See discussion of the pro forma results of operations below.

Fiscal Year 2000

   Total revenue for the fiscal year ended March 31, 2000 increased 31%, or $1.44 billion, over fiscal year 1999. Excluding an approximate $107 million unfavorable foreign exchange impact, revenue increased 33% to $6.21 billion.

   In fiscal year 2000, the increase of 30%, or $969 million, to $4.2 billion from the prior year, in traditional license revenue was primarily attributable to growth in distributed platform product fees, the addition of PLATINUM products and the demand for eBusiness solutions.

   In fiscal year 2000, maintenance fee revenue increased 18%, or $135 million, to $877 million from the prior year, primarily as a result of the PLATINUM acquisition as well as additional maintenance revenue from prior year license arrangements.

   In fiscal year 2000, financing fee revenue increased 30%, or $121 million, to $529 million from the prior year, as a result of the increase in installment based licenses and the associated 31% increase in non-current receivables over the prior year.

   In fiscal year 2000, professional services revenue increased 74%, or $212 million, to $500 million from the prior year, as a result of acquisitions of several services companies, including PLATINUM's services operations and CMSI, as well as internal growth. Professional services revenue for the year ended March 31, 2000 was unfavorably impacted by the Company's use of consultants to supplement its technical resources during and after the changeover of the date to the year 2000. The consultants were positioned at large client sites, without charge to the client, to assist with any potential difficulties attributable to the date change. Such activities were conducted by the Company during December 1999 and January 2000. The process of reducing low margin contracts associated with acquisitions during this period negatively impacted professional services revenue.

   Total revenue in the United States for the year ended March 31, 2000 grew 38% over the prior year. This resulted from continued growth in distributed platform product sales, mainframe solutions, the addition of PLATINUM products, and professional services. On a year-to-date basis, sales in the United States represented 66% of revenue for fiscal year 2000, compared to 63% for fiscal year 1999. On a year-to-date basis, international revenue increased by $320 million, or 18%, over the prior year. The international growth was supported by the Asia/Pacific operations, which contributed more than half of the increase in fiscal year 2000 compared to the prior fiscal year.

   Price changes did not have a material impact in fiscal year 2000 or in the comparable period in fiscal year 1999.

   In fiscal year 2000, selling, general, and administrative expenses as a percentage of revenue for the year, excluding the charges associated with the write-off of the Company's investment in CHS of approximately $50 million, decreased to 30% from 31% the prior year. The decrease was largely attributable to efficiencies realized by eliminating redundant headcount and overhead expenses as a result of the PLATINUM integration. This was partially offset by an increase in personnel costs related to an overall increase in headcount resulting from the expansion of the Company's professional services organization, as well as higher spending on marketing associated with a new television campaign which commenced in the quarter ended December 31, 1999. Product development and enhancement expenses increased $145 million, or 34%, for the year compared with the prior year. There was continued emphasis on adapting and enhancing products for the distributed processing environment, as well as the broadening of the Company's eBusiness product offerings, and additional expenses related to development efforts of products obtained through the acquisition of PLATINUM. Commissions and royalties as a percentage of revenue were 5% and 6% for fiscal years 2000 and 1999, respectively. Depreciation and amortization expense in the year increased $269 million. The increase was primarily due to the additional amortization of purchased intangibles associated with past acquisitions. Net interest expense increased $216 million for this year compared to the prior year. The additional interest expense was related to the increase in average debt outstanding associated with borrowings incurred to fund the PLATINUM acquisition in the first quarter of fiscal year 2000 and other smaller acquisitions in the current and prior fiscal years.

   The pre-tax income of $1.59 billion for fiscal year 2000 increased 57%, or $580 million, over fiscal year 1999. Excluding special charges of $645 and $150 million for IPR&D relating to the acquisitions of PLATINUM and Sterling, respectively, and approximately $50 million relating to CHS, pre-tax income was $2.44 billion, a 17% increase over the prior year exclusive of any special charges. Net income for the year ended March 31, 2000 was $696 million, an increase of $70 million, or 11%, over fiscal year 1999. Year-to-date net income, excluding the after-tax aforementioned special charges, was $1.52 billion, an increase of $222 million, or 17%, over the prior year's net income, exclusive of the one-time after-tax charge of $675 million associated with the vesting of 20.25 million shares under the 1995 Plan. The Company's consolidated year-to-date effective tax rate, excluding the IPR&D and the 1995 Plan charges, was 37.5% for both fiscal years 2000 and 1999. The addition of non-deductible intangible assets from the acquisition of PLATINUM was offset by a shift in the mix of domestic and foreign income.

   EBITDA totaled $3.37 billion for fiscal year 2000, an increase of 33%, or $841 million, over fiscal year 1999. This EBITDA total is derived by adding back interest, depreciation and amortization and income taxes into the $1.52 billion year-to-date net income prior to special charges.

Selected Quarterly Information
(in millions, except per share amounts)

2001 Quarterly Results	June 30(1)(2)		Sept. 30			Dec. 31		Mar. 31				Total
Revenue Percent of annual revenue Net income (loss) - Basic earnings (loss) per share - Diluted earnings (loss) per share	$ $	1,137 27 23 0.04 0.04%		$ $	1,545 37 138 0.24 0.23%	$ $	783 19 (342 (0.59 (0.59	% ) ) )	$ $	733 17 (410 (0.71 (0.71	% ) ) )	$ $	4,198 100 (591 (1.02 (1.02	% ) ) )

2000 Quarterly Results	June 30(3)			Sept. 30			Dec. 31(4)		Mar. 31(5)(6)				Total
Revenue Percent of annual revenue Net (loss) income - Basic (loss) earnings per share - Diluted (loss) earnings per share	$ $	1,057 17 (432 (0.80 (0.80	% ) ) )	$ $	1,465 24 335 0.62 0.60%	$ $	1,674 28 401 0.74 0.72%		$ $	1,907 31 392 0.72 0.70%		$ $	6,103 100 696 1.29 1.25%

(1) Includes an after-tax charge of $19 million related to the bankruptcy of Inacom Corp.
(2) Includes an after-tax gain of $115 million related to the 1995 Stock Plan.
(3) Includes an after-tax IPR&D charge of $645 million related to the acquisition of PLATINUM.
(4) Includes an after-tax charge of $23 million related to CHS.
(5) Includes an after-tax IPR&D charge of $150 million related to the acquisition of Sterling.
(6) Includes an after-tax charge of $9 million related to CHS.

Pro Forma Results of Operations

   To enhance comparability of financial results, the MD&A is supplemented with separate pro forma operating (excluding acquisition amortization and special items) financial information in order to give effect to the acquisitions of PLATINUM and Sterling as if they had occurred on April 1, 1999 and as if the Company, PLATINUM and Sterling had been operating under the new business model since their inception. While these results may not be indicative of operations had these acquisitions actually occurred on that date and had the Company historically been operating under the new business model, they may provide a more meaningful basis for comparison. The Company prepared pro forma revenue for fiscal year 2001 and 2000 to provide a meaningful comparison for the year in which the new business model was implemented. Pro forma revenue was not completed for fiscal year 1999 since fiscal years 2000 and 1999 were comparable.

   Total pro forma revenue for the fiscal year ended March 31, 2001 was $5,566 million, an increase of 6%, or $310 million, over the prior year pro forma revenue of $5,256 million. The increase was attributable to the ratable recognition of revenue on contracts transacted during the prior fiscal year, partially offset by a reduction in professional services revenue, which was primarily the result of the divestiture of Sterling's Federal Systems Group governmental consulting division in the third quarter of fiscal 2001, and the Company's decision to reduce professional services associated with non-CA products. Sales in North America represented 64% of pro forma revenue for fiscal year 2001, compared with 59% for fiscal year 2000. International pro forma revenue decreased by $113 million, or 5%, over the prior year. The international pro forma revenue was unfavorably impacted by the effect of exchange rates on the U.S. dollar versus foreign currencies and weaker European performance, partially offset by improved performance in Asia.

   On a pro forma basis, pre-tax income excluding acquisition amortization and special items was $1.52 billion for fiscal year 2001, an increase of 21%, or $262 million, over prior year's pre-tax income of $1.26 billion exclusive of acquisition amortization and special charges. Pro forma net income, excluding acquisition amortization and special items, was $951 million for the fiscal year ended March 31, 2001, an increase of $164 million, or 21%, over fiscal year 2000. The Company's consolidated annual effective tax rate, excluding acquisition amortization, was assumed to be 37.5% for both fiscal years 2001 and 2000.

   The pro forma revenue of $5,566 million was determined by taking the annual reported revenue of $4,198 million and eliminating the up-front license revenue recognized in fiscal year 2001 of $1,429 million, offset by the current year amortization of such licenses revenue of $172 million. In addition, the pro forma results include the license fee amortization of $2,145 million, $228 million and $252 million related to the Company, Sterling and PLATINUM, respectively, which represents license revenue recognized up-front for direct product sales in prior fiscal years had the Company been recognizing revenue on a ratable basis.

In-Process Research and Development

   In the fourth quarter of fiscal year 2000, the Company acquired Sterling in a stock-for-stock exchange valued at approximately $4.1 billion. In the first quarter of fiscal year 2000, the Company acquired PLATINUM for approximately $4.3 billion in cash and assumed liabilities. Acquired in-process research and development ("IPR&D") charges relate to acquisitions of software companies accounted for under the purchase method, in which a portion of the purchase price is allocated to acquired in-process technology and is expensed immediately since the technological feasibility of the research and development projects has not yet been achieved and is believed to have no alternative future use. Independent valuations of Sterling and PLATINUM were performed and used as an aid in determining the fair value of the identifiable intangible assets and in allocating the purchase price among the acquired assets, including the portion of the purchase price attributed to IPR&D, which was $150 million and $645 million for Sterling and PLATINUM, respectively. Assets were identified through on-site interviews with management and a review of data provided by the Company and discussions with the acquired companies' management concerning the acquired assets, technologies in development, costs necessary to complete the IPR&D, historical financial performance, estimates of future performance, market potential and the assumptions underlying these estimates.

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

   The ongoing development projects at Sterling at the time of the purchase were composed primarily of application development and information management, business intelligence, network management, and storage management tools and solutions. The acquired projects included add-on features, tools and next-generation versions of COOL, VISION, EUREKA™, SAMS™ and SOLVE® product families. At the time of acquisition, it was estimated that, on average, 68% of the development effort had been completed and the remaining development effort would take approximately 14 months to complete, with a cost of approximately $9 million.

   The ongoing development projects at PLATINUM at the time of the purchase were composed primarily of application development, database and enterprise management tools and data warehousing solutions. The acquired projects included add-on features, tools and next generation versions of DB2 Solutions, ProVision™, Security, ADvantage™ application development, end-to-end data warehousing, and Internet infrastructure product families. At the time of acquisition, it was estimated that, on average, 68% of the development effort had been completed and the remaining development effort would take approximately 12 months to complete, with a cost of approximately $41 million.

   The resulting net cash flows from Sterling and PLATINUM projects were based on management's estimates of product revenues, cost of goods sold, operating expenses, R&D costs, and income taxes from such projects. The revenue projections used to value the IPR&D were based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by the Company and its competitors. The rate used in discounting the net cash flows from the IPR&D approximated 20% for both Sterling and PLATINUM. These discount rates, higher than that of the Company's cost of capital, are due to the uncertainties surrounding the successful development of IPR&D. The efforts required to develop the in-process technology of the acquired companies into commercially viable products principally relate to the completion of planning, designing, prototyping and testing functions that are necessary to establish that the software produced will meet its design specifications, including technical performance, features and functional requirements.

   As of March 31, 2001, the Company incurred development costs for the PLATINUM and Sterling related projects of approximately $35 million and $7 million, respectively. The majority of the projects were completed within months of the original projected completion dates with the remainder scheduled for completion in fiscal year 2002. The completed projects include the PLATINUM DB2 Solutions, Security and half of the ProVision projects, as well as several of Sterling's COOL, VISION, EUREKA and SOLVE projects. To date, the Company has not materially deviated from the total projected costs to complete the projects, and believes the remaining costs, combined with the costs already incurred, will be consistent with the original overall projections.

   In order for the Company to succeed in the highly competitive and rapidly changing marketplace in which it operates, it has been the Company's philosophy to continue to develop, as well as integrate, acquired projects into its solutions. The Company is committed to both the Sterling and PLATINUM product lines and continues to invest in the development, enhancement and integration of the acquired projects. In addition, the Company does not specifically track revenue generated from completed IPR&D projects subsequent to the closing and integration of acquisitions.

   If these projects do not continue to be successfully developed, supported and marketed, the revenue and profitability of the Company may be adversely affected in future periods. Additionally, the value of other intangible assets acquired may become impaired. Results will also be subject to uncertain market events and risks that are beyond the Company's control, such as trends in technology, government regulations, market size and growth and product introduction by competitors. Management believes that the assumptions used in the purchased IPR&D valuation reasonably estimate the future benefits. There can be no assurances that in future periods actual results will not deviate from current estimates.

Liquidity and Capital Resources

   Cash, cash equivalents and marketable securities totaled $850 million at March 31, 2001, a decrease of $537 million from the March 31, 2000 balance of $1,387 million. During fiscal year 2001, the Company used cash on hand to repay over $900 million in debt and repurchase approximately $450 million in treasury stock. Cash generated from operations for fiscal year 2001 was $1,383 million, a decrease of $183 million from the prior year's cash from operations of $1,566 million. Cash from operations was unfavorably impacted this current fiscal year due to higher costs associated with increased headcount and other expenses related to the Sterling acquisition.

   The Company's bank credit facilities consist of a $1 billion four-year revolving credit facility, a $2 billion four-year term loan, and a 75 million British Pound Sterling denominated 364-day term loan. During the year, the Company repaid all outstanding amounts under both its $1.3 billion 364-day and four-year revolving credit agreements. As a reflection of its continued reduced need for bank borrowings, emphasis on debt reduction, and overall expected ability to generate cash from operations, the Company did not renew its $1.3 billion 364-day revolving credit facility when it expired in May 2001.

   As of March 31, 2001, $2 billion remained outstanding under the four-year term loan and approximately U.S. $124 million was outstanding under the pound sterling term loan at various interest rates. There are no drawings under the Company's $1 billion four-year revolving credit facility. The interest rates on such debt are determined based on a ratings grid, which applies a margin to the prevailing London InterBank Offered Rate ("LIBOR"). In addition, the Company established a $1 billion U.S. Commercial Paper ("CP") program in the first quarter of this year to refinance some of its debt at more attractive interest levels. As of March 31, 2001, $340 million was outstanding under the CP program.

   The Company also utilizes other financial markets in order to maintain its broad sources of liquidity. In fiscal 1999, $1.75 billion of unsecured Senior Notes were issued in a transaction governed by Rule 144A of the Securities Act of 1933. Amounts borrowed, rates and maturities for each issue were $575 million at 6.25% due April 15, 2003, $825 million at 6.375% due April 15, 2005 and $350 million at 6.5% due April 15, 2008. As of March 31, 2001, $192 million was outstanding under the Company's 6.77% Senior Notes. These Notes call for annual repayment of $64 million each April until final maturity in 2003.

   Unsecured and uncommitted multicurrency lines of credit are available to meet any short-term working capital needs for subsidiaries operating outside the U.S. These lines total U.S. $56 million, of which U.S. $14 million was drawn as of March 31, 2001.

   Debt ratings for the Company's senior unsecured notes and its bank credit facilities are BBB+ and Baa1 from Standard & Poor's and Moody's Investor Services, respectively. The Company's Commercial Paper program is rated A-2 from Standard & Poor's and P-2 from Moody's. Peak borrowings under all debt facilities during fiscal year 2001 totaled approximately $5.4 billion with a weighted-average interest rate of 7.2%.

   As of March 31, 2001, the cumulative number of shares purchased under the Company's various open market Common Stock repurchase programs, including almost 16 million shares purchased in the current fiscal year, was 166 million. The remaining number of shares authorized for repurchase is approximately 34 million.

   Capital resource requirements as of March 31, 2001 consisted of lease obligations for office space, computer equipment, mortgage or loan obligations and amounts due as a result of product and company acquisitions. It is expected that existing cash, cash equivalents, marketable securities, the availability of borrowings under credit lines and cash provided from operations will be sufficient to meet ongoing cash requirements.

   The Company expects its long-standing history of providing extended payment terms to customers to continue under the new business model and thus does not expect a change to its future cash flow, since customers are expected to continue to finance their purchases over the contract period.

New Accounting Pronouncement

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments and hedging activities and, as amended, is effective for all fiscal years beginning after June 15, 2000. The statement requires balance sheet recognition of derivatives as assets or liabilities measured at fair value. Accounting for gains and losses resulting from changes in the values of derivatives is dependent on the use of the derivative and whether it qualifies for hedge accounting. The adoption of SFAS 133 could increase the volatility of reported earnings and other comprehensive income in the future. In general, the amount of volatility will vary with the level of derivative activities during any period. As of April 1, 2001, the Company has adopted SFAS 133 and has not identified any derivative instruments subject to the provisions of SFAS 133. The Company does not believe the adoption will have a material impact on its consolidated results of operations or financial position.

Risk Factors

   Current and potential stockholders should consider carefully the risk factors described below. Any of these factors, or others, many of which are beyond the Company's control, could negatively affect the Company's revenue, profitability or cash flow in the future.

   The computer software business is highly competitive.

   The market in which the Company competes is marked by rapid and substantial technological change, the steady emergence of new companies and products, evolving industry standards and changing customer needs. To remain competitive, the Company must develop new products and continue to enhance existing products. The Company may be unsuccessful in its ability to develop new releases or new products that meet the needs of its customers in light of competitive alternatives available in the market. In addition, the introduction of new products or versions of existing products may not meet with customer acceptance or may be delayed. The Company's inability to bring new products and enhancements to existing products to the market in a timely manner or the failure for these products to achieve market acceptance could have a material adverse effect on its business, financial condition and operating results.

   The software business is marked by easy entry and large entrenched businesses.

   Many companies with whom the Company competes, including IBM, Sun, HP, Compaq and other large computer manufacturers, have substantial resources, a larger installed base of customers in any particular market niche, as well as the ability to develop and market software programs similar to and competitive with the products offered by the Company. Competitive products are also offered by numerous independent software companies that specialize in specific aspects of the highly fragmented software industry. Some, like Microsoft, Oracle Corporation and SAP AG, are the leading developers and vendors in their specialized markets. In addition, new companies enter the market on a frequent and regular basis, offering products that compete with those offered by the Company. Increased competition also results from consolidation of existing companies within the industry. Additionally, many customers historically have developed their own solutions that compete with those offered by the Company. Competition from any of these sources can result in price reductions, or displacement of the Company's products, which could have a material adverse effect on the Company's business, financial condition and operating results.

   The Company's products must remain compatible with ever-changing operating environments.

   IBM, HP, Sun, Compaq and Microsoft are by far the largest suppliers of systems software and, in most cases, are the manufacturers of the computer hardware systems used by most of the Company's clients. Historically, these operating system developers have modified or introduced new operating systems, systems software and computer hardware. Such new products could in the future incorporate features which perform functions currently performed by the Company's products or could require substantial modification of the Company's products to maintain compatibility with these companies' hardware or software. Although the Company has to date been able to adapt its products and its business to changes introduced by hardware manufacturers and system software developers, there can be no assurance that it will be able to do so in the future. Failure to adapt the Company's products in a timely manner to such changes or customer decisions to forego the use of the Company's products in favor of those with comparable functionality contained either in the hardware or operating system could have a material adverse effect on its business, financial condition and operating results.

   Future product development is dependent upon access to third-party operating systems.

   In the past, licensees using proprietary operating systems were furnished with "source code," which makes the operating system generally understandable to programmers, "object code," which directly controls the hardware and other technical documentation. Since the availability of source code facilitated the development of systems and applications software, which must interface with the operating systems, independent software vendors such as the Company were able to develop and market compatible software. IBM and other hardware vendors have a policy of restricting the use or availability of the source code for some of their operating systems. To date, this policy has not had a material effect on the Company. Such companies, however, may adopt more restrictive policies in the future or impose unfavorable terms and conditions for such access. Such restrictions may, in the future, result in higher research and development costs for the Company in connection with the enhancement and modification of the Company's existing products and the development of new products. Although the Company does not expect that such restrictions will have this effect on its products, there can be no assurances that such restrictions or other restrictions will not have a material adverse effect on the Company's business, financial condition and operating results.

   Third-party microcode could impact product development.

   The Company anticipates ongoing use of microcode or firmware provided by hardware manufacturers. Microcode and firmware are essentially software programs in hardware form and are therefore less flexible than pure software. The Company believes that such continued use will not have a significant impact on the Company's operations and that its products will remain compatible with any changes to such code. However, there can be no assurance that future technological developments involving such microcode will not have an adverse impact on the Company's business, financial condition and operating results.

   Customer decisions are influenced by general economic conditions.

   The Company's products are designed to improve the productivity and efficiency of its customers' information processing resources. In a recessionary environment, the Company's products are often a reasonable economic alternative for customers faced with the prospect of incurring expenditures to increase their existing information processing resources. However, a general or regional slowdown in the world economy could cause customers to delay or forego decisions to license new products or upgrades to their existing environments and this could adversely affect the Company's business, financial condition, and operating results.

   Fluctuations in foreign currencies could result in transaction losses.

   Most of the revenue and expenses of the Company's foreign subsidiaries are denominated in local currencies. Due to the substantial volatility of currency exchange rates, it is not possible to predict the effect of exchange rate fluctuations on the Company's future operating results. Given the relatively long sales cycle that is typical for many of the Company's products, foreign currency fluctuations could result in substantial changes in the foreign currency impact on these transactions. Additionally, deterioration of the exchange rate of foreign currencies against the U.S. dollar can affect the Company's ability to increase its revenue within those markets, all of which may adversely impact the Company's business, financial condition and operating results.

   The markets for some or all the Company's key product areas may not continue to grow.

   The Company has identified six product focus areas: Enterprise Management, eBusiness Security, eBusiness Storage, eBusiness Transformation and Integration, Portal and Knowledge Management, and Predictive Analysis and Visualization. Some or all of these areas may not continue to grow, may not grow at their current rates, may decline in growth or customers may decline or forego use of products in some or all of these focal areas. This is particularly true in newly emerging areas, like portal and knowledge management and predictive analysis and visualization. A decline in these focus areas could result in decreased demand for the Company's products, which would adversely impact its business, financial condition and operating results.

   Fiscal 2002 will be the first full fiscal year operating under the Company's new business model.

   The Company's new business model affords customers greater flexibility in licensing transactions. For example, the Company under the new business model will license software on a month-to-month or other short-term basis in order to allow customers the opportunity to try the Company's software solutions without committing to a multi-year license obligation. Transactions such as these increase the risk that customers will not implement the Company's software and will not enter into a long-term relationship with the Company. This could adversely affect the Company's business, financial condition and operating results. This effect could be diminished as customers elect cost certainty by committing to longer contract periods.

   Operating results and revenue are subject to fluctuations caused by many factors.

   Quarterly and annual results of operations are affected by a number of factors, including those listed below, which in turn could negatively affect the Company's revenue, profitability or cash flow in the future. These factors include:

-	Demand for products and services;
-	Length of sales cycle;
-	Customer implementation of the Company's products;
-	Magnitude of price and product competition;
-	Introduction of new hardware;
-	General economic conditions in countries in which customers do a substantial amount of business;
-	Customer budgets for hardware and software;
-	Ability to develop and introduce new or enhanced versions of the Company's products;
-	Changes in foreign currency exchange rates;
-	Ability to control costs;
-	The size of licensing transactions;
-	Ability to retain qualified personnel; and
-	Reaction of customers to the new business model.

   Any of the foregoing factors may cause the Company's operating expenses to be disproportionately high or cause its revenue and operating results to fluctuate. As a consequence, the Company's business, financial condition and operating results could be adversely affected.

   Failure to protect our intellectual property rights would weaken the Company's competitive position.

   Future success of the Company is dependent upon its proprietary technology. The Company protects its proprietary information through the use of patent, copyright, trademark, trade secret laws, confidentiality procedures and contractual provisions. Notwithstanding the Company's efforts to protect its proprietary rights, policing unauthorized use or copying of its proprietary information is difficult, unauthorized use or copying occurs from time to time, and litigation to enforce intellectual property rights could result in significant costs and diversion of resources. Moreover, the laws of some foreign jurisdictions do not afford the same degree of protection to the Company's proprietary rights as do the laws of the United States. For example, "shrink-wrap" or "click-on" licenses may be unenforceable in whole or in part in some jurisdictions in which the Company operates. In addition, patents the Company have obtained may be circumvented, challenged, invalidated or designed around by other companies. The Company's inability to adequately protect its intellectual property for these or other reasons could affect its business, financial condition and operating results.

   Third parties could claim that the Company's products infringe on their intellectual property rights.

   From time to time the Company receives notices from third parties claiming infringement on various forms of their intellectual property. Investigation of these claims, whether with or without merit, can be expensive and could affect development, marketing or shipment of the Company's products. As the number of software patents issued increases, it is likely that additional claims, with or without merit, will be asserted. Defending against such claims is time-consuming and could result in significant litigation expense or settlement with unfavorable terms that could affect the Company's business, financial condition and operating results.

   The success of the Company's international operations is subject to many factors.

   International sales represented approximately 35% of the Company's total worldwide revenue for the year ended March 31, 2001. Continued success in selling the Company's products outside of the United States depends on a variety of factors, including the following:

-	Reorganizations of the sales force;
-	Fluctuations in foreign exchange currency rates;
-	Staffing key managerial positions;
-	General economic conditions in foreign countries;
-	Political instability; and
-	Trade restrictions such as tariffs, duties or other controls affecting foreign operations.

   Increase in tariffs, the imposition of trade restrictions or other factors may adversely affect the Company's business, financial condition and operating results.

   Certain software is licensed from third parties.

   Some of the Company's products contain software licensed from third parties. Some of these licenses may not be available to the Company in the future on terms that are acceptable or allow its products to remain competitive. The loss of these licenses or the ability to maintain any of them on commercially acceptable terms could delay development of future products or enhancement of existing products. This could adversely affect the Company's business, financial condition and operating results.

   Changes to compensation of the Company's sales organization.

   With the introduction of the new business model, the Company revised its compensation plan for the sales organization effective April 1, 2001. The new compensation plan is in alignment with the new business model objectives of providing client flexibility and satisfaction. The compensation plan may encourage behavior not anticipated or intended as it is implemented, which could adversely affect the Company's business, financial condition and operating results.

   The Company remains dependent upon large transactions.

   Notwithstanding changes resulting from implementation of the new business model, the Company remains dependent to some degree upon large dollar enterprise transactions with individual customers. Historically, the size and magnitude of such transactions have increased over time. While the Company anticipates that there will be fewer of these transactions in the future, as more customers take advantage of the licensing flexibility afforded under the new business model, a certain number of these transactions are likely to occur. As customers continue to transition to the new business model, the incidence of large dollar enterprise transactions with individual customers could affect the Company's business, financial condition and operating results.

   A large portion of business is consummated at the end of each quarter.

   Historically, a significant percentage of the Company's quarterly transactions are finalized in the last few days of the quarter, which may impact financial performance. One of the intended benefits the Company anticipates from introduction of the new business model will be a more predictable revenue stream throughout the quarter. As customers continue to transition to the new business model, there are likely to be a large number of transactions that will be consummated in the last few days of the quarter, with the risk that some of these may not become final. Failure to finalize transactions in the last few days of the quarter could adversely affect the Company's business, financial condition and operating results.

   Growth depends upon successful integration of acquisitions.

   The Company's growth strategy is based upon internal development of technology, selective acquisitions and integration of such acquisitions into ongoing operations. Implementation of this growth strategy may result in strains on the Company's management team, internal systems and financial resources. Difficulties encountered in successfully integrating acquired companies and products may adversely affect the Company's business, financial condition and operating results.

Item 7(a). Quantitative And Qualitative Disclosures About Market Risk

   Interest Rate Risk

   The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio, debt payable, and installment accounts receivable. The Company has a prescribed methodology whereby it invests its excess cash in debt instruments of government agencies and high quality corporate issuers (Standard & Poor's single "A" rating and higher). To mitigate risk, many of the securities have a maturity date within one year, and holdings of any one issuer excluding the U.S. Government do not exceed 10% of the portfolio. Periodically, the portfolio is reviewed and adjusted if the credit rating of a security held has deteriorated. The Company does not utilize derivative financial instruments.

   The Company maintains a blend of both fixed and floating rate debt instruments. As of March 31, 2001, the Company's outstanding debt approximated $4.5 billion, with approximately $2 billion in fixed rate obligations. If market rates were to decline, the Company could be required to make payments on the fixed rate debt that would exceed those based on current market rates. Each 25 basis point decrease in interest rates would have an associated annual opportunity cost of approximately $5 million. Each 25 basis point increase or decrease in interest rates would have an approximately $6 million annual affect on variable rate debt interest based on the balances of such debt as of March 31, 2001.

   The Company offers financing arrangements with installment payment terms in connection with its software solution sales. The aggregate contract value includes an imputed interest element, which can vary with the interest rate environment. Each 25 basis point increase in interest rates would have an associated annual opportunity cost of approximately $19 million.

   Foreign Currency Exchange Risk

   The Company conducts business on a worldwide basis through subsidiaries in 45 countries. The Company is therefore exposed to movement in currency exchange rates. As part of its risk management strategy and consistent with prior years, the Company did not enter into any foreign exchange derivative transactions. In addition, the Company manages its level of exposure by denominating international sales and payments of related expense in the local currency of its subsidiaries. A 1% decline in all foreign currencies against the U.S. dollar would have an insignificant effect on the Company's net (loss) income.

   Equity Price Risk

   The Company has minimal investments in marketable equity securities of publicly-traded companies. As of March 31, 2001, these investments were considered available-for-sale with any unrealized gains or losses deferred as a component of stockholders' equity. It is not customary for the Company to make investments in equity securities as part of its investment strategy.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

   Reference is made to the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year for information concerning directors, which information is incorporated herein by reference, and to Part I, page 10 of this Annual Report on Form 10-K for information concerning executive officers under the caption "Executive Officers of the Registrant."

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

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	(1) The Registrant's financial statements together with a separate table of contents are annexed hereto.
(2) Financial Statement Schedules are listed in the separate table of contents annexed hereto.
(3) Exhibits.

Regulation S-K Exhibit Number

2.1	Agreement and Plan of Merger dated as of February 14, 2000 among the Registrant, Silversmith Acquisition Group and Sterling Software, Inc.	Previously filed as Exhibit 2.1 to the Registrant's Registration Statement on Form S-4 dated February 22, 2000 and incorporated herein by reference.

3.1	Restated Certificate of Incorporation.	Previously filed as an Exhibit to the Company's Form 10-Q for the fiscal quarter ended December 31, 1998 and incorporated herein by reference.

3.2	By-Laws.	Previously filed as an Exhibit to the Company's Form 10-Q for the fiscal quarter ended December 31, 1998 and incorporated herein by reference.

4.1

Indenture dated as of March 1, 1987 between On-Line Software Inter-national, Inc. and Manufacturers Hanover Trust Company with respect to the 6 1/4% Convertible Subordinated Debentures due 2002 of the Company's wholly owned subsidiary.

Previously filed as Exhibit 4.1 to On-Line Software International, Inc.'s Registration Statement on Form S-2 and incorporated herein by reference.

4.2

Supplemental Indenture dated as of September 25, 1991 between On-Line Software International, Inc. and Manufacturers Hanover Trust Com-pany with respect to the 6 1/4% Con-vertible Subordinated Debentures due 2002 of the Company's wholly owned subsidiary.

Previously filed as Exhibit A to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992 and incorporated herein by reference.

4.3	Certificate of Designation of Series One Junior Participating Preferred Stock, Class A of the Company.	Previously filed as Exhibit 3 to the Company's Current Report on Form 8-K dated June 18, 1991 and incorporated herein by reference.

4.4	Rights Agreement dated as of June 18, 1991 between the Company and Manufacturers Hanover Trust Company.	Previously filed as Exhibit 4 to the Company's Current Report on Form 8-K dated June 18, 1991 and incorporated herein by reference.

4.5	Amendment No. 1 dated May 17, 1995 to Rights Agreement dated as of June 18, 1991.	Previously filed as Exhibit C to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995 and incorporated herein by reference.

4.6	Amendment No. 2 dated May 23, 2001 to Rights Agreement dated as of June 18, 1991.	Filed herewith.

Regulation S-K Exhibit Number

4.7	Indenture with respect to the Com-pany's $1.75 billion Senior Notes, dated April 24, 1998 between the Company and The Chase Manhattan Bank, as Trustee.	Previously filed as Exhibit 4(f) to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 and incorporated herein by reference.

10.1*	1981 Incentive Stock Option Plan.	Previously filed as Exhibit 10.5 to the Company's Registration Statement on Form S-1 and incorporated herein by reference.

10.2*	1987 Non-Statutory Stock Option Plan.	Previously filed as Appendix C to the Company's definitive Proxy Statement dated July 1, 1987 and incorporated herein by reference.

10.3*	Amendment No. 1 to the 1987 Non-Statutory Stock Option Plan dated October 20, 1993.	Previously filed as Exhibit C to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994 and incorporated herein by reference.

10.4*	1991 Stock Incentive Plan, as amended.	Previously filed as Exhibit 1 to the Company's Form 10-Q for the fiscal quarter ended September 30, 1997 and incorporated herein by reference.

10.5*	1993 Stock Option Plan for Non-Employee Directors.	Previously filed as Annex 1 to the Company's definitive Proxy Statement dated July 7, 1993 and incorporated herein by reference.

10.6*	Amendment No. 1 to the 1993 Stock Option Plan for Non-Employee Directors dated October 20, 1993.	Previously filed as Exhibit E to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994 and incorporated herein by reference.

10.7*	1994 Annual Incentive Compensation Plan, as amended.	Previously filed as Exhibit A to the Company's definitive Proxy State-ment dated July 7, 1995 and incorporated herein by reference.

10.8*	1995 Key Employee Stock Ownership Plan.	Previously filed as Exhibit B to the Company's definitive Proxy State-ment dated July 7, 1995 and incorporated herein by reference.

10.9	Credit Agreement dated as of May 26, 1999 among the Company, the Banks, which are parties thereto, and Credit Suisse First Boston, as agent, with respect to $3 billion Term and Revolving Loan.	Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 28, 1999 and incorporated herein by reference.

10.10	First Amendment to the Amended and Restated Credit Agreement dated May 26, 1999.	Previously filed as Exhibit 99.2 to the Company's Form 10-Q for the fiscal quarter ended December 31, 2000 and incorporated herein by reference.

Regulation S-K Exhibit Number

10.11	Credit Agreement dated as of May 24, 2000 among the Company, the Banks, which are parties thereto, and Credit Suisse First Boston, as agent, with respect to $1.3 billion 364-day Revolving Loan.	Previously filed as Exhibit 10 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000 and incorporated herein by reference.

10.12	First Amendment to the Amended and Restated Credit Agreement dated May 24, 2000.	Previously filed as Exhibit 99.1 to the Company's Form 10-Q for the fiscal quarter ended December 31, 2000 and incorporated herein by reference.

10.13*	1996 Deferred Stock Plan for Non-Employee Directors.	Previously filed as Exhibit D to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996 and incorporated herein by reference.

10.14*	Amendment No. 1 to the 1996 Deferred Stock Plan for Non-Employee Directors.	Previously filed on Exhibit A to the Company's Proxy Statement dated July 6, 1998 and incorporated herein by reference.

10.15*	1998 Incentive Award Plan.	Previously filed on Exhibit B to the Company's Proxy Statement dated July 6, 1998 and incorporated herein by reference.

10.16*	Year 2000 Employee Stock Purchase Plan.	Previously filed on Exhibit A to the Company's Proxy Statement dated July 12, 1999 and incorporated herein by reference.

10.17	Note Purchase Agreement dated as of April 1, 1996.	Previously filed as Exhibit D to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996 and incorporated herein by reference.

10.18	Amendment No. 1 to Note Purchase Agreement dated as of April 1, 1996.	Filed herewith.

21	Subsidiaries of the Registrant.	Filed herewith.

23.1	Consent of KPMG LLP.	Filed herewith.

23.2	Consent of Ernst & Young LLP.	Filed herewith.

* Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K.
None.
(c)	Exhibits: See Index to Exhibits.
(d)	Financial Statement Schedules: The response to this portion of Item 14 is submitted as a separate section of this report.

SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
COMPUTER ASSOCIATES INTERNATIONAL, INC.

By /s/ SANJAY KUMAR
Sanjay Kumar President and Chief Executive Officer

By /s/ IRA H. ZAR
Ira H. Zar Executive Vice President - Finance Principal Financial and Accounting Officer

Dated: June 6, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:
Name	Title

/s/ CHARLES B. WANG	Chairman and Director
Charles B. Wang

/s/ SANJAY KUMAR	President, Chief Executive Officer
Sanjay Kumar	and Director

/s/ RUSSELL M. ARTZT	Director
Russell M. Artzt

/s/ ALFONSE M. D'AMATO	Director
Alfonse M. D'Amato

/s/ WILLEM F.P. de VOGEL	Director
Willem F.P. de Vogel

/s/ RICHARD A. GRASSO	Director
Richard A. Grasso

/s/ SHIRLEY STRUM KENNY	Director
Shirley Strum Kenny

/s/ ROEL PIEPER	Director
Roel Pieper

Dated: June 6, 2001

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
ISLANDIA, NEW YORK

ANNUAL REPORT ON FORM 10-K
ITEM 8, ITEM 14(a)(1) AND (2) AND ITEM 14(d)

LIST OF FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

YEAR ENDED MARCH 31, 2001

Page

The following consolidated financial statements of Computer Associates International, Inc. and subsidiaries are included in Item 8:

Reports of Independent Auditors

Consolidated Balance Sheets - March 31, 2001 and 2000

Consolidated Statements of Operations - Years Ended March 31, 2001, 2000 and 1999

Consolidated Statements of Stockholders' Equity - Years Ended March 31, 2001, 2000
and 1999

Consolidated Statements of Cash Flows - Years Ended March 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements

28 30 32 33 34 35

The following consolidated financial statement schedule of Computer Associates International, Inc. and subsidiaries is included in Item 14(d):

Schedule II - Valuation and Qualifying Accounts	49

   All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Computer Associates International, Inc.

   We have audited the accompanying consolidated balance sheets of Computer Associates International, Inc. and subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule as of and for the years ended March 31, 2001 and 2000 listed in the Index at Item 14(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Computer Associates International, Inc. and subsidiaries at March 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule as of, and for the years ended March 31, 2001 and 2000, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
KPMG LLP

New York, New York
May 17, 2001

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Computer Associates International, Inc.

   We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Computer Associates International, Inc. and subsidiaries for the year ended March 31, 1999. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audit.

   We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Computer Associates International, Inc. and subsidiaries for the year ended March 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
ERNST & YOUNG LLP

New York, New York
May 26, 1999

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

March 31,
ASSETS	2001	2000
(dollars in millions)
CURRENT ASSETS
Cash and cash equivalents Marketable securities Trade and installment accounts receivable, net Deferred income taxes Other current assets TOTAL CURRENT ASSETS	$763 87 1,622 106 65 2,643	$1,307 80 2,175 318 112 3,992
INSTALLMENT ACCOUNTS RECEIVABLE, due after one year, net	2,756	3,812
PROPERTY AND EQUIPMENT
Land and buildings Equipment, furniture and improvements Accumulated depreciation and amortization TOTAL PROPERTY AND EQUIPMENT, net	524 839 1,363 569 794	528 800 1,328 499 829

PURCHASED SOFTWARE PRODUCTS, net of accumulated
amortization of $2,193 and $1,726, respectively	2,328	2,598

GOODWILL AND OTHER INTANGIBLE ASSETS, net of
accumulated amortization of $1,023 and $521, respectively	5,400	6,032
OTHER ASSETS	222	230

TOTAL ASSETS	$14,143	$17,493

See Notes to Consolidated Financial Statements.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

March 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2001	2000
(dollars in millions)

CURRENT LIABILITIES

Loans payable and current portion of long-term debt
Accounts payable
Salaries, wages and commissions
Accrued expenses and other current liabilities
Taxes payable, other than income taxes payable
Federal, state and foreign income taxes payable

TOTAL CURRENT LIABILITIES

	$816 272 196 613 132 257 2,286	$919 232 183 1,201 131 338 3,004

LONG-TERM DEBT, net of current portion	3,639	4,527

DEFERRED INCOME TAXES	1,900	2,365

DEFERRED MAINTENANCE REVENUE	538	560

STOCKHOLDERS' EQUITY
Common Stock, $.10 par value, 1,100,000,000 shares authorized
630,920,576 shares issued Additional paid-in capital Retained earnings Accumulated other comprehensive loss	63 3,936 3,483 (388)	63 3,902 4,121 (280)
Treasury stock, at cost - 55,223,485 shares for 2001 and
41,528,439 shares for 2000	(1,314)	(769)
TOTAL STOCKHOLDERS' EQUITY	5,780	7,037

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,143	$17,493

See Notes to Consolidated Financial Statements.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended March 31,
2001	2000	1999
(in millions, except per share amounts)

Product and other Professional services REVENUE	$3,681 517 4,198		$5,603 500 6,103	$4,378 288 4,666

Operating Expenses:

Selling, general and administrative
Product development and enhancements
Commissions and royalties
Depreciation and amortization
Purchased research and development
1995 Stock Plan
TOTAL OPERATING EXPENSES

(Loss) income before other expenses

Interest expense, net

(Loss) income before income taxes
Income taxes
NET (LOSS) INCOME

	$2,565 695 334 1,110 - (184 4,520 (322 344 (666 (75 (591	) ) ) ) )	$1,889 568 328 594 795 - 4,174 1,929 339 1,590 894 696	$1,451 423 263 325 - 1,071 3,533 1,133 123 1,010 384 626

BASIC (LOSS) EARNINGS PER SHARE	$(1.02)		$1.29	$1.15

Basic weighted-average shares used in computation	582		539	545

DILUTED (LOSS) EARNINGS PER SHARE	$(1.02)		$1.25	$1.11
Diluted weighted-average shares used in computation	582	*	557	562

* Common share equivalents are not included since their effect would be antidilutive.

See Notes to Consolidated Financial Statements.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Accumulated
	Additional		Other		Total
Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders'
Stock	Capital	Earnings	Loss	Stock	Equity
(dollars in millions)

Balance at March 31, 1998 Net income Translation adjustment	$63	$ 523	$2,886 626	$(104)	$ (887)	$2,481 626
in 1999 Unrealized gains on				(84)		(84)
equity securities Comprehensive income Dividends declared				8		8 550
($.080 per share) Exercise of common stock			(44)			(44)
options and other 401(k) discretionary contribution Purchases of treasury stock Balance at March 31, 1999 Net income Translation adjustment	63	604 14 1,141	3,468 696	(180)	211 3 (1,090) (1,763)	815 17 (1,090) 2,729 696
in 2000 Reclassification adjustment				(91)		(91)
included in net income Comprehensive income Dividends declared				(9)		(9) 596
($.080 per share) Exercise of common stock			(43)			(43)
options and other Business acquisitions 401(k) discretionary contribution Balance at March 31, 2000 Net loss Translation adjustment	63	9 2,742 10 3,902	4,121 (591)	(280)	117 867 10 (769)	126 3,609 20 7,037 (591)
in 2001 Unrealized gains on				(109)		(109)
equity securities Comprehensive loss Dividends declared				1		1 (699)
($.080 per share) Exercise of common stock			(47)			(47)
options, ESPP and other 1995 Stock Plan 401(k) discretionary contribution Purchases of treasury stock Balance at March 31, 2001	$63	17 17 $3,936	$3,483	$(388)	80 (184) 8 (449) $(1,314)	97 (184) 25 (449) $5,780
See notes to Consolidated Financial Statements.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended March 31,
2001	2000	1999
(in millions)

OPERATING ACTIVITIES:
Net (loss) income Adjustments to reconcile net (loss) income to net cash	$(591)		$696		$626
provided by operating activities:

 Depreciation and amortization
 Provision for deferred income taxes
 Charge for purchased research and development
 Compensation (gain) expense related to stock and pension plans
 Decrease (increase) in noncurrent installment accounts receivable, net
 (Decrease) increase in deferred maintenance revenue
 Foreign currency transaction loss - before taxes
 Charge for investment write-off
 Gain on sale of property and equipment
 Changes in other operating assets and liabilities,

	1,110 (350 - (146 956 (3 14 - -	) ) )	594 412 795 30 (1,039 113 5 50 (5	) )	325 107 - 778 (422 43 11 - (14	) )
net of effects of acquisitions:
Decrease (increase) in trade and installment receivables Other changes in operating assets and liabilities NET CASH PROVIDED BY OPERATING ACTIVITIES	418 (25 1,383)		83 (168 1,566)		(169 (18 1,267	) )

INVESTING ACTIVITIES:
Acquisitions, primarily purchased software, marketing

 rights and intangibles, net of cash acquired
Settlements of purchase accounting liabilities
Purchases of property and equipment
Proceeds from sale of property and equipment
Disposition of businesses
Purchases of marketable securities
Sales of marketable securities
Increase in capitalized development costs and other
  NET CASH USED IN INVESTING ACTIVITIES

	(174 (367 (89 5 158 (48 40 (49 (524	) ) ) ) ) )	(3,049 (429 (198 12 - (95 189 (36 (3,606	) ) ) ) ) )	(610 (57 (222 38 - (2,703 2,639 (29 (944	) ) ) ) ) )

FINANCING ACTIVITIES:
Dividends paid Purchases of treasury stock Proceeds from borrowings Repayments of borrowings Exercise of common stock options and other NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(47 (449 1,049 (1,981 50 (1,378	) ) ) )	(43 - 3,672 (776 96 2,949	) )	(44 (1,090 2,141 (1,216 38 (171	) ) ) )

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
BEFORE EFFECT OF EXCHANGE RATE CHANGES ON CASH	(519)		909		152

Effect of exchange rate changes on cash	(25)		(1)		(4)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(544)		908		148

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	1,307		399		251

CASH AND CASH EQUIVALENTS - END OF YEAR	$763		$1,307		$399

See Notes to Consolidated Financial Statements.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Significant Accounting Policies

   Description of Business: Computer Associates International, Inc. and subsidiaries (the "Company") designs, develops, markets, licenses and supports a wide range of integrated eBusiness computer software solutions.

   Principles of Consolidation: The Consolidated Financial Statements include the accounts of the Company and its majority owned and controlled subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

   Basis of Revenue Recognition: The Company derives revenue from licensing software products and providing post-contract customer support (hereafter referred to as "maintenance") and professional services, such as consulting and education services. The Company licenses its software products to end users primarily through the Company's direct sales force.

   The Company licenses to customers the right to use its enterprise software products pursuant to software license agreements (hereafter referred to as a "license arrangement"). The license arrangement generally restricts the customer's right to use the Company's enterprise software products as specified in the license arrangement. The license arrangements have original terms that generally range from one to six years. The timing and amount of license revenue recognized during an accounting period is determined by the nature of the contractual provisions included in the license arrangement with customers.

   Traditional Software License Arrangements: Prior to December 2000, the Company executed software license arrangements that included contractual provisions that resulted in the recognition of revenue attributable to the software products upon delivery of the software products, provided that the arrangement fee was fixed or determinable and collectibility of the fee was probable. The amount of revenue attributed to these arrangements for the fiscal years ended March 31, 2001, 2000 and 1999 was $1,897 million, $4,197 million and $3,228 million, respectively.

   Under these arrangements (referred to as the "Old Business Model"), the Company recognizes revenue using the residual method pursuant to the requirements of AICPA Statement of Position No. 97-2 "Software Revenue Recognition" ("SOP 97-2"), as amended by AICPA Statement of Position No. 98-9, "Software Revenue Recognition with Respect to Certain Arrangements." Under the residual method, revenue is recognized in a multiple element arrangement when company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. At the outset of the arrangement with the customer, the Company defers revenue for the fair value of its undelivered elements (e.g., maintenance, consulting, education services) and recognizes revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (i.e., software product) when the criteria in SOP 97-2 have been met.

   Revenue attributable to a delivered element in a customer arrangement is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable, collectibility is probable and the arrangement does not require significant customization of the software. The Company has a standard business practice of entering into long term installment contracts with customers. The Company has a history of enforcing the contract terms and successfully collecting under such arrangements, and therefore considers such fees fixed or determinable. If at the outset of the customer arrangement, the Company determines that the arrangement fee is not fixed or determinable or that collectibility is not probable, the Company defers the revenue and recognizes the revenue when the arrangement fee becomes due and payable.

   Accounts receivable resulting from Old Business Model product sales with extended payment terms are discounted to present value at prevailing market rates. In subsequent periods, the receivable is increased to the amount due and payable by the customer through the accretion of financing revenue on the unpaid receivables due in future years. The amount of discount credited to revenue ("Financing Fees") for the fiscal years ended March 31, 2001, 2000 and 1999 was $638 million, $529 million and $408 million, respectively.

   The Company also enters into license arrangements with distribution partners whereby revenue is recognized upon sell-through to the end user by the distribution partner.

   Subscription-Based Software License Arrangements: Beginning in December 2000, the Company began executing software license arrangements that include flexible contractual provisions that, among other things, allow customers to receive unspecified future software products within designated product lines. Under these arrangements (referred to as the "New Business Model"), the Company recognizes revenue attributable to the software products ratably over the term of the license arrangement commencing upon delivery of the currently available software products. The amount of revenue attributable to these arrangements since the introduction of the New Business Model was $59 million for the fiscal year ended March 31, 2001.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 1 - Significant Accounting Policies (Continued)

   Maintenance Revenue: For arrangements executed under the Old Business Model, maintenance was bundled for a portion of the term of the license arrangement. Under these arrangements, the fair value of the maintenance, which was based on optional annual renewal rates stated in the maintenance arrangement, initially was deferred and subsequently amortized into revenue over the initial contractual term of the maintenance arrangement. Maintenance renewals have been recognized ratably over the term of the renewal arrangement. The Company has recently experienced maintenance renewal rates on such contracts in excess of 80%. The amount of maintenance revenue attributable to these arrangements for the fiscal years ended March 31, 2001, 2000 and 1999 was $1,087 million, $877 million and $742 million, respectively.

   The Deferred Maintenance Revenue line item on the Company's Consolidated Balance Sheets principally represents payments received in advance of services rendered as of the balance sheet dates.

   For arrangements executed under the New Business Model, maintenance is bundled for the entire term of the license arrangement. Under these arrangements, maintenance revenue is recognized ratably over the term of the license arrangement, along with the license fee, commencing upon delivery of the currently available software products.

   Professional Services Revenue: Professional services revenue is derived from the Company's consulting services and educational programs. The fair value of the professional services, which is based on fees charged to customers when the related services are sold separately or under time and materials contracts, initially is deferred and subsequently recognized as revenue when the services are performed. For professional services rendered pursuant to a fixed-price contract, revenue is recognized on the percentage-of-completion method.

   Effective in the fourth quarter of fiscal 2001, the Company adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). The adoption of SAB 101 did not have a material effect on the Company's consolidated financial position or results of operations.

   Marketable Securities: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

   The Company has evaluated its investment policies consistent with Statement of Financial Accounting Standards ("SFAS") No. 115 and determined that all of its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders' Equity under the caption "Accumulated Other Comprehensive Loss." The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in selling, general and administrative expenses. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

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

   Fair Value of Financial Instruments: SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair value of the Company's cash and cash equivalents, trade and installment accounts receivable, accounts payable, accrued expenses, and deferred maintenance amounts approximate their carrying value. See Notes 3 and 6 for the fair value related to the Company's investments and debt payable, respectively.

   Property and Equipment: Land, buildings, equipment, furniture and improvements are stated at cost. Depreciation and amortization are provided over the estimated useful lives of the assets by the straight-line method. Building and improvements are generally estimated to have 30 to 40 year lives and the remaining property and equipment are estimated to have 5 to 7 year lives.

   Reclassifications: Certain prior years' balances have been reclassified to conform with the current year's presentation.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 1 - Significant Accounting Policies (Continued)

   Goodwill: Goodwill represents the excess of the aggregate purchase price over the fair value of the tangible and identifiable assets and in-process research and development acquired by the Company in a purchase business combination. The Company amortizes goodwill over its estimated useful life, which ranges from 10 to 20 years, depending on the nature of the business acquired. The Company recorded amortization of goodwill for the fiscal years ended March 31, 2001, 2000 and 1999 of $470 million, $221 million and $76 million, respectively. Unamortized goodwill at March 31, 2001 and 2000 was $4,976 million and $5,572 million, respectively.

   Capitalized Software Costs: Capitalized software costs includes the fair value of rights to market software products acquired in purchase business combinations ("Purchased Software Products"). In allocating the purchase price to the assets acquired in a purchase business combination, the Company allocates a portion of the purchase price equal to the fair value at the acquisition date of the rights to market the software products of the acquired company. Amortization of capitalized software costs is computed on a straight-line method over the software's estimated economic life of approximately 5 to 7 years. The Company recorded amortization of Purchased Software Products for the fiscal years ended March 31, 2001, 2000 and 1999 of $467 million, $250 million and $171 million, respectively.

   In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," internally-generated software development costs associated with new products and significant enhancements to existing software products are expensed as incurred until technological feasibility has been established. Internally-generated software development costs of $49 million, $36 million and $29 million were capitalized during fiscal years 2001, 2000 and 1999, respectively. The Company recorded amortization of $25 million, $21 million and $18 million for the fiscal years ended March 31, 2001, 2000 and 1999, respectively. Unamortized internally-generated software development costs included in the Other Assets line item on the accompanying Consolidated Balance Sheets as of March 31, 2001 and 2000 were $111 million and $87 million, respectively.

   The carrying values of Goodwill, Purchase Software Products, other intangibles assets and other long-lived assets, including investments, are reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment. The Company performs undiscounted cash flow analyses to determine if an impairment exists. If an impairment is determined to exist, any related impairment loss is calculated based on fair value.

   Statement of Cash Flows: Interest payments for the fiscal years ended March 31, 2001, 2000 and 1999 were $344 million, $319 million and $107 million, respectively. Income taxes paid for these fiscal years were $317 million, $368 million and $280 million, respectively.

   Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, these estimates may ultimately differ from actual results.

   Translation of Foreign Currencies: Foreign currency assets and liabilities of the Company's international subsidiaries are translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing throughout the year. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as part of the foreign currency translation adjustment in Stockholders' Equity. Gains and losses from foreign currency transactions are included in the "Selling, General and Administrative" line item on the Consolidated Statements of Operations in the period in which they occur. Net (loss) income includes exchange transaction losses of approximately $9 million, $3 million and $7 million in the fiscal years ended March 31, 2001, 2000 and 1999, respectively.

   Comprehensive (Loss) Income: Comprehensive (loss) income includes foreign currency translation adjustments and unrealized gains or losses on the Company's available-for-sale securities and reclassification adjustments for gains included in net (loss) income. As of March 31, 2001 and 2000, the accumulated comprehensive loss included a foreign currency translation loss of $389 million and $280 million, respectively, and an unrealized gain on equity securities of $1 million and $0, respectively. The components of comprehensive income, net of applicable tax, for the fiscal years ended March 31, 2001, 2000 and 1999, are included on the Consolidated Statements of Stockholders' Equity.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 1 - Significant Accounting Policies (Continued)

   Net (Loss) Earnings Per Share: Basic (loss) earnings per share and diluted (loss) earnings per share are computed by dividing net (loss) income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities, such as stock options.

Year Ended March 31,
2001	2000	1999
(in millions, except per share amounts)

Net (loss) income Diluted (Loss) Earnings Per Share	$ (591)	$ 696	$ 626
Weighted-average shares outstanding and
common share equivalents* Diluted (Loss) Earnings Per Share	582 $(1.02)	557 $1.25	562 $1.11

Diluted Share Computation
Weighted-average common shares outstanding Weighted-average stock options outstanding, net	582 -	539 18	545 17

Weighted-average shares outstanding and
common share equivalents*	582	557	562
*

For 2001, common share equivalents are not included since their effect would be antidilutive. If the twelve month period ended March 31, 2001 had resulted in net income, the weighted-average shares outstanding and common share equivalents would have been 592 million.

Note 2 - Acquisitions

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

   On May 28, 1999, the Company acquired the common stock and the options to acquire the common stock of PLATINUM technology International, inc. ("PLATINUM") in a cash transaction of approximately $3.6 billion, which was paid from drawings under the Company's $4.5 billion credit agreements. PLATINUM was engaged in providing software products in the areas of database management, eBusiness, application infrastructure management, decision support, data warehousing and knowledge management, as well as Year 2000 reengineering and other consulting services.

   The purchase price for the Sterling and PLATINUM acquisitions have been allocated to assets acquired and liabilities assumed based on their fair value at the dates of acquisitions, as adjusted within the allocation period, as follows:

Sterling	PLATINUM
(in millions)

Cash and cash equivalents Deferred income taxes, net Other assets, net In-process research and development Purchased software products Goodwill and other intangibles(1) Purchase Price	$ $	476 (377 109 150 1,532 2,177 4,067)	$ $	57 (62 141 645 972 2,502 4,255)

(1)	Includes an allocation for the assembled workforce, customer relationships, and trademarks/trade names of $142 million and $337 million for Sterling and PLATINUM, respectively.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 2 - Acquisitions (Continued)

   An independent analysis using future product cash flow forecasts and percentage of product development completion assumptions was utilized to value the in-process research and development amounts which had not reached technological feasibility and had no alternative future use. Accordingly, $645 million and $150 million were expensed as non-recurring charges in fiscal year 2000 related to the PLATINUM and Sterling acquisitions, respectively.

   The following table reflects unaudited pro forma combined results of the operations of the Company, Sterling, and PLATINUM, as adjusted within the allocation period, on the basis that the acquisitions had taken place at the beginning of fiscal year 2000 under the Old Business Model:
Year Ended March 31,
2000	1999
(in millions, except per share amounts)

Revenue Net income (loss) Basic earnings (loss) per share Shares used in computation Diluted earnings (loss) per share Shares used in computation	$ $ $	7,082 362 .62 586 .60 604	$ $ $	6,374 (237 (.40 592 (.40 592	) ) )

   The following table reflects unaudited pro forma combined results of the operations of the Company, Sterling, and PLATINUM, as adjusted within the allocation period, on the basis that the acquisitions had taken place at the beginning of fiscal year 2000 under the Old Business Model. All special charges, net of taxes, including the purchased research and development charge for PLATINUM and Sterling in fiscal year 2000 of $645 million and $150 million, respectively, the non-cash charge of $32 million related to CHS Electronics, Inc. ("CHS") recorded in fiscal year 2000, and all special charges recorded by PLATINUM and Sterling in fiscal year 2000 have been excluded from all periods presented:
Year Ended March 31,
2000	1999
(in millions, except per share amounts)

Revenue Net income Basic earnings per share Shares used in computation Diluted earnings per share Shares used in computation	$ $ $	7,082 1,344 2.29 586 2.23 604	$ $ $	6,374 706 1.19 592 1.16 609

   In management's opinion, the pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of fiscal year 2000 and were under the Old Business Model or of future operations of the combined entities under the ownership and operation of the Company.

   During fiscal years 2001, 2000 and 1999, the Company acquired several other consulting businesses and product technologies in addition to the ones described above, which, either individually or collectively, were not material to the consolidated financial statements taken as a whole. The excess of cost over net assets acquired is being amortized on a straight-line basis over the expected period to be benefited. The Consolidated Statements of Operations reflect the results of operations of the companies since the effective dates of the acquisitions.

   At March 31, 2000, liabilities related to acquisitions totaled $768 million. During fiscal year 2001, reductions totaling $461 million were made against these liabilities, including compensation-related payments of $328 million, duplicate facility and other settlements of $87 million and net reduction in estimated liabilities of $46 million.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 2 - Acquisitions (Continued)

   At March 31, 2001, the Company estimated future liabilities in connection with acquisitions to be $307 million. These included compensation-related liabilities ($85 million) and other acquisition-related expenditures, primarily duplicate facilities ($222 million). Such duplicate facility commitments have lease terms expiring through 2010, however, the Company is actively renegotiating the remaining lease obligations. This balance is included in the "Accrued Expenses and Other Liabilities" line item on the accompanying Consolidated Balance Sheets.

Note 3 - Investments

   The following is a summary of marketable securities classified as "available-for-sale" securities as required by SFAS 115:
	Year Ended March 31,
	2001	2000
	(in millions, except per share amounts)
Debt/Equity Securities:
Cost Gross unrealized gains Estimated fair value	$86 1 $87	$80 - $80

   There were no realized gains or losses for the fiscal year ended March 31, 2001. For the fiscal year ended March 31, 2000, the Company recorded an approximate $50 million loss due to an other than temporary decline in the fair value of the investment in CHS within the "Selling, General and Administrative" line item on the accompanying Consolidated Statements of Operations. For the fiscal year ended March 31, 1999, net realized gains totaled $1 million.

   The amortized cost and estimated fair value based on published closing prices of securities at March 31, 2001, by contractual maturity, are shown below. The Company had minimal investments in equity securities as of March 31, 2001 and 2000. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.
March 31, 2001
	Cost	Estimated Fair Value
Available-for-Sale:	(in millions)
Due in one year or less Due in one through three years Due in three through five years Due after five years	$20 41 23 2 $86	$20 42 23 2 $87

Note 4 - Segment and Geographic Information

   The Company's chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenue, by geographic region, for purposes of assessing financial performance and making operating decisions. Accordingly, the Company considers itself to be operating in a single industry segment. The Company is principally engaged in the design, development, marketing, licensing and support of integrated eBusiness computer software solutions operating on a diverse range of hardware platforms and operating systems. The Company does not manage its business by solution or focus area and therefore, does not maintain its revenue on such a basis.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 4 - Segment and Geographic Information (Continued)

   The following table presents information about the Company by geographic area for the fiscal years ended March 31, 2001, 2000 and 1999:

United States	Europe (a)	Other (a)	Eliminations	Total
(in millions)

March 31, 2001
Revenue:
To unaffiliated customers Between geographic areas (b) Total Revenue	$2,733 311 3,044	$835 - 835	$630 - 630	$	- (311 (311	) )	$4,198 - 4,198

Identifiable assets Total liabilities	13,568 7,649	566 712	451 444		(442 (442	) )	14,143 8,363

March 31, 2000
Revenue:
To unaffiliated customers Between geographic areas (b) Total Revenue	$4,038 452 4,490	$1,238 - 1,238	$827 - 827	$	- (452 (452	) )	$6,103 - 6,103

Identifiable assets Total liabilities	16,006 9,381	1,091 882	985 782		(589 (589	) )	17,493 10,456

March 31, 1999
Revenue:
To unaffiliated customers Between geographic areas (b) Total Revenue	$2,921 451 3,372	$1,096 - 1,096	$649 - 649	$	- (451 (451	) )	$4,666 - 4,666

Identifiable assets Total liabilities	6,835 4,474	1,112 909	610 445		(487 (487	) )	8,070 5,341

(a)

The Company operates wholly owned subsidiaries in Canada and 44 foreign countries located in the Middle East, Africa, Europe (22), South America (7), and Asia/Pacific (13). Revenue is allocated to a geographic area based on the location of the sale.

(b)	Represents royalties from foreign subsidiaries determined as a percentage of certain amounts invoiced to customers.

No single customer accounted for 10% or more of total revenue for the fiscal years ended March 31, 2001, 2000 or 1999.

Note 5 - Trade and Installment Accounts Receivable

   The Company uses installment contracts as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, software products, maintenance or professional services. Trade and installment accounts receivable, net, is composed of the total arrangement fee less unamortized discounts based on imputed interest for the time value of money, deferred revenue attributable to maintenance, residual value, professional services contracted for in the license arrangement and allowances for doubtful accounts. Residual value represents the deferred license and maintenance fees from license arrangements concluded under the New Business Model, which will amortize into revenue over the respective license arrangement term. Trade and installment accounts receivable consist of the following:

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 5 - Trade and Installment Accounts Receivable (Continued)
		March 31,
		2001		2000
		(in millions)
Current receivables		$3,602		$3,846
Less:	Allowance for doubtful accounts Residual value Unamortized discounts Deferred maintenance fees Deferred professional services	$(389 (480 (553 (462 (96 1,622	) ) ) ) )	$(350 - (662 (560 (99 2,175	) ) ) )

Non-current receivables		$5,702		$5,960
Less:	Allowance for doubtful accounts Residual value Unamortized discounts Deferred maintenance fees	$(60 (1,395 (855 (636 2,756	) ) ) )	$(60 - (1,046 (1,042 3,812	) ) )

   Installment receivables are generally collectible over three to six years. As of March 31, 2001, on a cumulative basis, approximately 27%, 55%, 70%, 85% and 90% of installment accounts receivable come due within fiscal years ended 2002 through 2006, respectively.

  The provisions for doubtful accounts for the fiscal years ended March 31, 2001, 2000 and 1999 were $235 million, $77 million and $75 million, respectively, and were included in the "Selling, General and Administrative" line item on the accompanying Consolidated Statements of Operations.

Note 6 - Debt

   As of March 31, 2000, the Company's committed bank credit facilities consisted of a $1.5 billion 364-day revolver, a $1 billion four-year revolver and a $2 billion four-year term loan. Borrowings on that date totaled $3.195 billion. During fiscal year 2001, the Company repaid all outstanding amounts under both revolvers and the 364-day revolver was reduced to $1.3 billion at its renewal in May of 2000. The facilities provide for interest based upon the prevailing London InterBank Offered Rate ("LIBOR") subject to a margin determined by a bank facility ratings grid. The Company is also required to maintain certain financial ratios, which were amended in January 2001. Covenant calculations, formerly based upon EBITDA attainment, are now based upon maintaining a ratio of cash generated from operations to interest expense, as well as maintaining a ratio of cash generated from operations to total debt, all of which is defined within the credit agreement. The Company is in compliance with such covenants. As of March 31, 2001, $2 billion remained outstanding under the term loan at an effective interest rate of approximately 7.16% and $1 billion remained available under the four-year revolving facility. As a reflection of its reduced need for bank borrowings, the Company did not renew its $1.3 billion 364-day facility when it expired in May 2001.

   The Company began issuing Commercial Paper ("CP") in June 2000. The above-mentioned revolver supports the CP program as a backstop facility. The program, rated A-2 by Standard & Poor's and P-2 by Moody's Investors Services, provides for maximum issuance of up to $1 billion in Commercial Paper Notes with maturities not to exceed 270 days. The Notes are exempt from registration under section 4(2) of the Securities and Exchange Act of 1933. As of March 31, 2001, $340 million in CP Notes were outstanding and bore interest at rates approximating 5.90%.

   The Company also maintained an 85 million British Pound Sterling ("GBP") revolver that was used to finance construction of the Company's European headquarters at Ditton Park, Slough, in the United Kingdom. In August 2000, this revolver was converted to a 75 million GBP 364-day facility. The new facility requires the Company to maintain certain financial ratios, which have been amended to reflect a cash flow-based covenant test similar to that of the Company's other debt agreements described above. The Company is in compliance with such covenants. The credit facility's interest is calculated at a margin over LIBOR. As of March 31, 2001, this facility was fully drawn and bore interest at a rate of 6.70%.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 6 - Debt (Continued)

   As of March 31, 2001 and 2000, the Company has the following unsecured, fixed-rate interest Senior Note obligations outstanding:

	March 31,
2001		2000
(in millions)
6.770% Senior Notes due 2003 6.250% Senior Notes due 2003 6.375% Senior Notes due 2005 6.500% Senior Notes due 2008	$192 $575 $825 $350	$256 $575 $825 $350

   Debt ratings for the Company's senior unsecured notes and bank credit facilities are Baa1 and BBB+ from Moody's Investment Services and Standard & Poor's, respectively.

   Unsecured and uncommitted multicurrency credit facilities of $56 million are available to meet any short-term working capital requirements and can be drawn upon, up to a predefined limit, by most subsidiaries. Under these multicurrency facilities, approximately $14 million was drawn at both March 31, 2001 and 2000.

   As of March 31, 2001 and 2000, the Company had various other fixed rate debt obligations outstanding, which approximated $20 million and $35 million, respectively.

   The Company conducts an ongoing review of its capital structure and debt obligations as part of its risk management strategy. To date, the Company has not entered into any form of derivative transactions related to its debt instruments. As of March 31, 2001, the fair value of the Company's debt was approximately $74 million less than its carrying value.

   The maturities of outstanding debt for the next five fiscal years are as follows: 2002 - $816 million; 2003 - $1,066 million; 2004 - $1,390 million; 2005 - $1 million; and 2006 - $826 million.

   Interest expense for the fiscal years ended March 31, 2001, 2000 and 1999 was $370 million, $352 million and $154 million, respectively.

Note 7 - Commitments and Contingencies

   The Company leases real estate and certain data processing and other equipment with lease terms expiring through 2023. The leases are operating leases and generally provide for renewal options and additional rentals based on escalations in operating expenses and real estate taxes. The Company has no material capital leases.

   Rental expense under operating leases for the fiscal years ended March 31, 2001, 2000 and 1999, was $194 million, $205 million and $135 million, respectively. Future minimum lease payments are: 2002 - $136 million; 2003 - $106 million; 2004 - $79 million; 2005 - $69 million; 2006 - $54 million; and thereafter - $202 million.

   The Company, Charles B. Wang, Sanjay Kumar and Russell M. Artzt are defendants in a number of shareholder class action lawsuits, the first of which was filed July 23, 1998, alleging that a class consisting of all persons who purchased the Company's stock during the period January 20, 1998 until July 22, 1998 were harmed by misleading statements, representations, and omissions regarding the Company's future financial performance. These cases, which seek monetary damages in an unspecified amount, have been consolidated into a single action (the "Shareholder Action") in the United States District Court for the Eastern District of New York ("NY Federal Court"). The NY Federal Court has denied the defendants' motion to dismiss the Shareholder Action, and the parties currently are engaged in discovery. Although the ultimate outcome and liability, if any, cannot be determined, management, after consultation and review with counsel, believes that the facts in the Shareholder Action do not support the plaintiffs' claims and that the Company and its officers and directors have meritorious defenses.

   In addition, three derivative actions, the first of which was filed on July 30, 1998, alleging misleading statements and omissions similar to those alleged in the Shareholder Action were brought in the NY Federal Court on behalf of the Company against a majority of the Company's directors. An additional derivative action on behalf of the Company, alleging that the Company issued 14.25 million more shares than were authorized under the 1995 Key Employee Stock Ownership Plan (the "1995 Plan"), also was filed in the NY Federal Court. These derivative actions have been consolidated into a single action (the "Derivative Action") in the NY Federal Court. The Derivative Action has been stayed. Lastly, a derivative action on behalf of the

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 7 - Commitments and Contingencies (Continued)

Company was filed in the Chancery Court in Delaware (the "Delaware Action") on September 15, 1998 alleging that 9.5 million more shares were issued to the three 1995 Plan participants than were authorized under the 1995 Plan. The Company and its directors who are parties to the Derivative Action and the Delaware Action have announced that an agreement has been reached to settle the Delaware Action and the Derivative Action. Under the terms of the proposed settlement, which is subject to dismissal of related claims by the NY Federal Court, the 1995 Plan participants returned 4.5 million shares of Computer Associates stock to the Company. The Chancery Court in Delaware has approved the settlement and the parties are awaiting dismissal by the NY Federal Court. In the first quarter of fiscal year 2001,the Company recorded a $184 million gain in conjunction with the settlement.

   The Company, various subsidiaries, and certain current and former officers have been named as defendants in other various claims and lawsuits arising in the normal course of business. The Company believes that it has meritorious defenses in connection with such claims and lawsuits and intends to vigorously contest each of them. In the opinion of the Company's management, the results of these other claims and lawsuits, either individually or in the aggregate, are not expected to have a material effect on the Company's results of operations, financial position or cash flows.

Note 8 - Income Taxes

The amounts of (loss) income before provision (benefit) for income taxes attributable to domestic and foreign operations are as follows:

Year Ended March 31,
2001	2000	1999
(in millions)

Domestic Foreign	$ $	(344 (322 (666	) ) )	$ $	1,452 138 1,590	$ $	748 262 1,010

The provision (benefit) for income taxes consists of the following:

Year Ended March 31,
2001	2000	1999
(in millions)

Current:
Federal State Foreign		$204 20 51 275			$401 25 56 482		$171 17 89 277

Deferred:
Federal State Foreign		$(169 (14 (167 (350	) ) ) )		$381 26 5 412		$106 4 (3 107)

Total:
Federal State Foreign	$ $	35 6 (116 (75	) )	$ $	782 51 61 894	$ $	277 21 86 384

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 8 - Income Taxes (Continued)

The provision (benefit) for income taxes is reconciled to the tax provision computed at the federal statutory rate as follows:

Year Ended March 31,
2001	2000	1999
(in millions)

Current:
Tax (benefit) expense at U.S. federal statutory rate Increase in tax expense resulting from:	$(233)		$556	$353
Purchased research and development Non-deductible amortization of excess cost over	-		278	-
net assets acquired Effect of international operations, including foreign	177		83	23
sales corporation State taxes, net of federal tax benefit Other, net	$(25 4 2 (75	) )	$(72 33 16 894)	$(29 14 23 384)

   Deferred income taxes reflect the impact of temporary difference between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. The tax effects of the temporary differences are as follows:

March 31,
2001	2000
(in millions)

Deferred tax assets Deferred tax liabilities:		$173		$523
Modified accrual basis accounting Purchased software Total deferred tax liabilities Net deferred tax liability	$ $ $	1,260 707 1,967 1,794	$ $ $	1,716 854 2,570 2,047

   No provision has been made for federal income taxes on unremitted earnings of the Company's foreign subsidiaries (approximately $358 million as of March 31, 2001), since the Company plans to permanently reinvest all such earnings.

Note 9 - Stock Plans

   The Company has a 1981 Incentive Stock Option Plan (the "1981 Plan") pursuant to which options to purchase up to 27 million shares of Common Stock of the Company were available for grant to employees (including officers of the Company). The 1981 Plan expired on October 23, 1991. Therefore, from and after that date no new options can be granted under the 1981 Plan. Pursuant to the 1981 Plan, the exercise price could not be less than the Fair Market Value ("FMV") of each share at the date of grant. Options granted thereunder may be exercised in annual increments commencing one year after the date of grant and become fully exercisable after five years. All options expire ten years from date of grant unless otherwise terminated. All of the 147,000 options which are outstanding under the 1981 Plan are exercisable as of March 31, 2001, at $2.26 per share.

   The Company has a 1987 Non-Statutory Stock Option Plan (the "1987 Plan") pursuant to which options to purchase up to 17 million shares of Common Stock of the Company may be granted to select officers and key employees of the Company. Pursuant to the 1987 Plan, the exercise price shall not be less than the FMV of each share at the date of grant. The option period shall not exceed 12 years. Options granted thereunder may be exercised in annual increments commencing one year after the date of grant and become fully exercisable after five years. As of March 31, 2001, 155,375 shares of the Company's Common Stock were available for future grants. All of the 3.9 million options which are outstanding under the 1987 Plan are exercisable as of March 31, 2001. These options are exercisable at $2.22 - $4.26 per share.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 9 - Stock Plans (Continued)

   The Company's 1991 Stock Incentive Plan (the "1991 Plan") provides that stock appreciation rights and/or options, both qualified and non-statutory, to purchase up to 67.5 million shares of Common Stock of the Company may be granted to employees (including officers of the Company). Options granted thereunder may be exercised in annual increments commencing one year after the date of grant and become fully exercisable after five years. All options expire ten years from date of grant unless otherwise terminated. Shares terminated that were unexercised are available for reissuance. As of March 31, 2001, no stock appreciation rights have been granted under this plan and 70.9 million options have been granted, including options issued that were previously terminated due to employee forfeitures. As of March 31, 2001, 16.4 million of the 41.0 million options which were outstanding under the 1991 Plan were exercisable. These options are exercisable at $4.26 - $74.69 per share.

   The 1993 Stock Option Plan for Non-Employee Directors (the "1993 Plan") provides for non-statutory options to purchase up to a total of 337,500 shares of Common Stock of the Company to be available for grant to each member of the Board of Directors who is not otherwise an employee of the Company. Pursuant to the 1993 Plan, the exercise price shall be the FMV of the shares covered by the option at the date of grant. The option period shall not exceed ten years, and each option may be exercised in whole or in part on the first anniversary date of its grant. As of March 31, 2001, 222,750 options have been granted under this plan. As of March 31, 2001, 142,000 of the 169,000 options which are outstanding under the 1993 Plan are exercisable. These options are exercisable at $7.59 - $51.44 per share.

   In connection with the acquisitions in fiscal year 2000, options outstanding under the acquired companies' stock option plans were converted into options to purchase 7.2 million shares of Common Stock of the Company. As of March 31, 2001, 2.8 million of the 3.3 million options outstanding are exercisable at $3.27 - $70.12 per share. Options granted under these acquired companies' plans become exercisable over periods ranging from 1 to 5 years and expire 10 years from the date of grant.

The following table summarizes the activity under these plans (shares in millions):

2001		2000		1999
	Weighted- Average Exercise		Weighted- Average Exercise		Weighted- Average Exercise
Shares	Price	Shares	Price	Shares	Price

Beginning of year Granted Acquisition Exercised Terminated End of year Options exercisable	47.6 11.1 - (4.5) (5.7) 48.5	$28.39 27.01 - 9.93 37.28 28.71	41.0 7.1 7.2 (6.9) (.8) 47.6	$21.67 51.87 31.07 14.53 30.54 28.39	42.6 4.7 - (3.9) (2.4) 41.0	$19.36 36.56 - 9.60 29.32 21.67
at end of year	23.4	$20.72	22.9	$15.68	19.3	$10.85

The following table summarizes information about these plans as of March 31, 2001 (shares in millions):

	Options Outstanding			Options Exercisable
Weighted-
		Average	Weighted-
Range of		Remaining	Average		Weighted-
Exercise		Contractual	Exercise		Average
Prices	Shares	Life	Price	Shares	Exercise Price

$ 2.22 - 10.01 - 20.01 - 30.01 - 40.01 - 50.01 -	$10.00 20.00 30.00 40.00 50.00 74.69	8.7 5.5 16.3 7.6 4.0 6.4 48.5	2.4 years 4.2 years 8.1 years 6.4 years 6.5 years 8.3 years	$ 5.84 19.25 27.08 35.78 46.89 51.91	8.7 5.4 3.5 3.3 1.8 0.7 23.4	$ 5.84 19.26 26.27 35.45 46.98 52.20

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 9 - Stock Plans (Continued)

   During fiscal year 2000, the Company established the Year 2000 Employee Stock Purchase Plan (the "Purchase Plan") for all eligible employees. Under the terms of the Purchase Plan, employees may elect to withhold between 1% and 25% of their base pay through regular payroll deductions, subject to Internal Revenue Code limitations. Shares of the Company's common stock may be purchased at six-month intervals at 85% of the lower of the FMV on the first or the last day of each six-month period. During fiscal 2001, employees purchased 689,665 shares at an average price of $25.21 per share. As of March 31, 2001, 29.3 million shares were reserved for future issuance.

   If the Company had elected to recognize compensation expense based on fair value of stock plans as prescribed by SFAS No. 123, net (loss) income and net (loss) earnings per share would have been adjusted to the pro forma amounts in the table below:

Year Ended March 31,
2001	2000	1999(1)
(in millions, except per share amounts)

Net (loss) income - as reported
Net (loss) income - pro forma
Basic (loss) earnings per share - as reported
Basic (loss) earnings per share - pro forma
Diluted (loss) earning per share - as reported
Diluted (loss) earnings per share - pro forma

$ $ $	(591 (688 (1.02 (1.18 (1.02 (1.18	) ) ) ) ) )	$ $ $	696 608 1.29 1.13 1.25 1.12	$ $ $	626 1,128 1.15 2.07 1.11 2.06

(1) Includes the effect of the 1995 Plan charge under SFAS No. 123.

   The weighted-average fair value at date of grant for options granted in fiscal 2001, 2000 and 1999 was $17.10, $27.98 and $19.04, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for option grants in fiscal 2001, 2000 and 1999, respectively: dividend yields of .30%, .15% and .22%; expected volatility factors of .65, .50 and .50; risk-free interest rates of 6.1%, 5.6% and 4.5%; and an expected life of six years. The compensation expense and pro forma net income may not be indicative of amounts to be included in future periods.

   The weighted-average fair value of Purchase Plan shares for offering periods commencing in fiscal 2001 and 2000 was $10.20 and $20.87, respectively. The fair value is estimated on the first date of the offering period using the Black-Scholes option pricing model. The following weighted-average assumptions were used for Purchase Plan shares in fiscal 2001 and 2000, respectively; dividend yields of .32 and .11; expected volatility factors of .65 and .50; risk free interest rates of 5.8% and 6.0%; and an expected life of six months. The compensation expense and pro forma net (loss) income may not be indicative of amounts to be included in future periods.

   Under the 1998 Incentive Award Plan (the "1998 Plan"), a total of four million Phantom Shares, as defined in the 1998 Plan, are available for grant to certain of the Company's employees from time to time through March 31, 2008. As of March 31, 2001 there were approximately 1.1 million Phantom Shares outstanding. Each Phantom Share is equivalent to one share of the Company's common stock. Vesting, at 20% of the grant amount per annum, is contingent upon attainment of specific criteria, including an annual Target Closing Price ("Price") for the Company's common stock and the participant's continued employment. The Price is based on the average closing price of the Company's common stock on the New York Stock Exchange for the ten days up to and including March 31st of each fiscal year. The Price was met on March 31, 2000 and the Company began to recognize a non-cash charge over the employment period (approximately $1.8 million for the fiscal year ended March 31, 2001). The price was not met on March 31, 2001 for the second tranche. If additional tranches vest, the annual non-cash charge will increase. Since the price of any future vested Phantom Shares is undetermined, any incremental expense is unknown.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 10 - Profit Sharing Plan

   The Company maintains a defined contribution plan, the Computer Associates Savings Harvest Plan (the "CASH Plan"), for the benefit of employees of the Company. The CASH Plan is intended to be a qualified plan under Section 401(a) of the Internal Revenue Code of 1986 (the "Code") and contains a qualified cash or deferred arrangement as described under Section 401(k) of the Code. Pursuant to the CASH Plan, eligible participants may elect to contribute a percentage of their base compensation. The matching contributions to the CASH Plan totaled approximately $11 million, $10 million and $6 million for the fiscal years ended March 31, 2001, 2000 and 1999, respectively. In addition, the Company may make discretionary contributions to the CASH Plan. The discretionary contributions to the CASH Plan totaled approximately $24 million, $25 million and $20 million for the fiscal years ended March 31, 2001, 2000 and 1999, respectively.

Note 11 - Rights Plan

   Each outstanding share of the Company's Common Stock carries a stock purchase right issued under the Company's Rights Agreement, dated June 18, 1991 and amended May 17, 1995 and May 23, 2001 (the "Rights Agreement"). Under certain circumstances, each right may be exercised to purchase one one-thousandth of a share of Series One Junior Participating Preferred Stock, Class A, for $150. Under certain circumstances, following (i) the acquisition of 20% or more of the Company's outstanding Common Stock by an Acquiring Person (as defined in the Rights Agreement), (ii) the commencement of a tender offer or exchange offer which would result in a person or group owning 20% or more of the Company's outstanding common stock, or (iii) the determination by the Company's Board of Directors and a majority of the Disinterested Directors (as Defined in the Rights Agreement) that a 15% stockholder is an Adverse Person (as defined in the Rights Agreement), each right (other than rights held by an Acquiring Person or Adverse Person) may be exercised to purchase common stock of the Company or a successor company with a market value of twice the $150 exercise price. The rights, which are redeemable by the Company at one cent per right, expire in May 2011.

SCHEDULE II

COMPUTER ASSOCIATES INTERNATIONAL, INC.
AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Additions
	Balance at	charged to	Charged		Balance
	beginning	costs and	to other		at end
Description	of period	expenses	accounts (a)	Deductions (b)	of period
(in millions)

Reserves and allowances
 deducted from assets to
 which they apply:

Allowance for doubtful accounts

Year ended March 31, 2001 Year ended March 31, 2000 Year ended March 31, 1999	$ $ $	410 264 246	$ $ $	235 77 75	$ $ $	21 171 2	$ $ $	217 102 59	$ $ $	449 410 264

(a) Reserves and adjustments thereto of acquired companies.

(b) Write-offs of amounts against allowance provided.

Exhibit A

Subsidiaries of the Registrant

Name of Subsidiary

ACCPAC International, Inc.
C.A. Computer Associates GmbH
C.A. Computer Associates India Private Limited
C.A. Computer Associates Israel Ltd.
C.A. Computer Associates S.A.
C.A. Foreign Spain S.L.
C.A. Foreign, Inc.
C.A. Islandia Realty, Inc.
CA Management, Inc.
CA Real Estate, Inc.
CA Research, Inc.
Computer Associates Services, Inc.
Computer Associates AG
Computer Associates Canada Company
Computer Associates Caribbean, Inc.
Computer Associates CIS Ltd.
Computer Associates de Argentina S.A.
Computer Associates do Brasil Ltda.
Computer Associates de Chile Ltd.
Computer Associates de Colombia S.A.
Computer Associates de Mexico, S.A. de C.V.
Computer Associates de Venezuela, C.A.
Computer Associates Del Peru S.A.
Computer Associates Finland OY
Computer Associates Hellas Sole Partner LLC
Computer Associates, Inc.
Computer Associates International (China) Ltd.
Computer Associates International G.m.b.H.
Computer Associates CZ, s.r.o.
Computer Associates International Limited
Computer Associates Japan Ltd.
Computer Associates Korea Ltd.
Computer Associates Bilgisayar Yazilim Pazarlama Ltd. Sti.
Computer Associates (M) Sdn. Bhd.
Computer Associates Middle East WLL
Computer Associates Norway A/S
Computer Associates (N.Z.) Ltd.
Computer Associates Plc
Computer Associates Products Nederland B.V.
Computer Associates Pte. Ltd.
Computer Associates Pty. Ltd.
Computer Associates Real Estate BV
Computer Associates S.A.
Computer Associates S.A.
Computer Associates Scandinavia A/S
Computer Associates Africa (Pty.) Ltd.
Computer Associates S.p.A.
Computer Associates Sp. z o.o.
Computer Associates Sucursal en Portugal
Computer Associates Sweden AB
Computer Associates Taiwan Ltd.
Computer Associates (Thailand) Co. Ltd.
Computer Associates Think, Inc.
iCan-SP, Inc.
Philippine Computer Associates International, Inc.
PLATINUM technology International, inc.
PT Computer Associates
Sterling Software, Inc.

Jurisdiction of Incorporation

Delaware
Germany
India
Israel
Spain
Spain
Delaware
New York
Delaware
Delaware
Delaware
Delaware
Switzerland
Canada
Puerto Rico
Russia
Argentina
Brazil
Chile
Colombia
Mexico
Venezuela
Peru
Finland
Greece
Delaware
China
Austria
The Czech Republic
Hong Kong
Japan
Korea
Turkey
Malaysia
Bahrain
Norway
New Zealand
United Kingdom
The Netherlands
Singapore
Australia
The Netherlands
Belgium
France
Denmark
South Africa
Italy
Poland
Portugal
Sweden
Taiwan
Thailand
Delaware
Delaware
Philippines
Delaware
Indonesia
Delaware