Form 10-Q
period 2001-06-30
COMPUTER ASSOCIATES INTERNATIONAL INC
filed 2001-08-03
CIK 356028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

 Ö  Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2001

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes    Ö       No         .

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

Title of Class	Shares Outstanding
Common Stock	as of July 31, 2001
par value $.10 per share	577,079,716

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

PART I.	Financial Information	Page

Item 1.	Consolidated Condensed Balance Sheets -
	June 30, 2001 and March 31, 2001	1

	Consolidated Condensed Statements of Operations -
	Three Months Ended June 30, 2001 and 2000	2

	Consolidated Condensed Statements of Cash Flows -
	Three Months Ended June 30, 2001 and 2000	3

	Notes to Consolidated Condensed Financial Statements	4

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosure of Market Risk	15

PART II.	Other Information

Item 1.	Legal Proceedings	16

Item 6.	Exhibits and Reports on Form 8-K	17

Part I.  FINANCIAL INFORMATION

Item 1:

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

(in millions)

June 30,	March 31,
2001	2001
(unaudited)

ASSETS:
Cash and cash equivalents Marketable securities Trade and installment accounts receivable, net Other current assets TOTAL CURRENT ASSETS	$564 93 1,254 107 2,018	$763 87 1,622 171 2,643

Installment accounts receivable, due after one year, net	2,547	2,756
Property and equipment, net	769	794
Purchased software products, net	2,202	2,328
Goodwill and other intangible assets, net	5,279	5,400
Other assets	210	222

TOTAL ASSETS	$13,025	$14,143

LIABILITIES AND STOCKHOLDERS' EQUITY:
Loans payable and current portion of long-term debt	$1,073	$816
Other current liabilities	1,295	1,470
Long-term debt	3,073	3,639
Deferred income taxes	1,682	1,900
Deferred maintenance revenue	468	538
Stockholders' equity	5,434	5,780

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,025	$14,143

See Notes to Consolidated Condensed Financial Statements.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

(in millions, except per share amounts)

For the Three Months
Ended June 30,
2001	2000

Subscription based fees Software fees and other Maintenance Financing fees Professional services REVENUE	$140 106 258 128 81 713	$	- 572 258 166 141 1,137
Operating Expenses:
Selling, general and administrative	572		680
Product development and enhancements	173		170
Commissions and royalties	73		65
Depreciation and amortization	276		273
1995 stock plan	-		(184)

TOTAL OPERATING EXPENSES	1,094		1,004

(Loss) income before other expenses	(381)		133

Interest expense, net	69		88

(Loss) income before income taxes	(450)		45

Income taxes	(108)		22

NET (LOSS) INCOME	$(342)		$23

BASIC (LOSS) EARNINGS PER SHARE	$(.59)		$.04

Basic weighted-average shares used in computation	577		590

DILUTED (LOSS) EARNINGS PER SHARE	$(.59)		$.04

Diluted weighted-average shares used in computation	577 *		606

* Common share equivalents are not included since their effect would be antidilutive.

See Notes to Consolidated Condensed Financial Statements.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

(in millions)

For the Three Months
Ended June 30,
2001	2000

OPERATING ACTIVITIES:
Net (loss) income	$(342)	$23
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	276	273
Deferred income taxes	(147)	142
Compensation expense (gain) related to stock and pension plans	24	(146)
Decrease (increase) in noncurrent installment accounts receivable	201	(32)
Decrease in deferred maintenance revenue	(68)	(52)
Changes in other operating assets and liabilities, excluding
effects of acquisitions	210	(61)
NET CASH PROVIDED BY OPERATING ACTIVITIES	154	147

INVESTING ACTIVITIES:
Acquisitions, primarily purchased software, marketing rights
and intangibles, net of cash acquired	-	(104)
Settlement of purchase accounting liabilities	(17)	(297)
Purchases of property and equipment	(7)	(29)
Capitalized development costs and other	(14)	(11)
NET CASH USED IN INVESTING ACTIVITIES	(38)	(441)

FINANCING ACTIVITIES:
Debt (repayments) borrowings, net	(310)	(410)
Exercise of common stock options and other	3	24
Purchases of treasury stock	(4)	(11)
NET CASH USED IN FINANCING ACTIVITIES	(311)	(397)

DECREASE IN CASH AND CASH EQUIVALENTS BEFORE
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(195)	(691)

Effect of exchange rate changes on cash	(4)	(4)

DECREASE IN CASH AND CASH EQUIVALENTS	(199)	(695)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	763	1,307

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$564	$612

See Notes to Consolidated Condensed Financial Statements.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2001

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in Computer Associates International, Inc.'s (the "Registrant" or the "Company") Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

Basis of Revenue Recognition: The Company derives revenue from licensing software products, providing post-contract customer support and professional services. The Company licenses to customers the right to use its enterprise software products pursuant to software license agreements. The timing and amount of license revenue recognized during an accounting period is determined by the nature of the contractual provisions included in the license arrangement with customers. For a detailed description of the Company's revenue recognition policy, refer to Note 1 of the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 2001.

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

(in millions, except per share amounts)
For the Three Months
Ended June 30,
2001	2000

Net (loss) income Diluted (Loss) Earnings Per Share	$ (342)	$ 23
Weighted-average shares outstanding and
common share equivalents* Diluted (Loss) Earnings Per Share	577 $(.59)	606 $ .04
Diluted Share Computation
Weighted-average common shares outstanding Weighted-average stock options outstanding, net	577 -	590 16
Weighted-average shares outstanding and
common share equivalents*	577	606

*

For 2001, common share equivalents are not included since their effect would be antidilutive. If the three month period ended June 30, 2001 had resulted in net income, the weighted-average shares outstanding and common share equivalents would have been 585 million.

Segment Disclosure: The Company's chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenue, by geographic region, for purposes of assessing financial performance and making operating decisions. Accordingly, the Company considers itself to be operating in a single industry segment. The Company is principally engaged in the design, development, marketing, licensing and support of integrated eBusiness computer software solutions operating on a diverse range of hardware platforms and operating systems. The Company does not manage its business by solution or focus area. The Company has no individual customers which constitute a significant concentration.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2001

Cash Dividends: In May 2001, the Company's Board of Directors declared its regular, semi-annual cash dividend of $.04 per share. The dividend was paid on July 5, 2001 to stockholders of record on June 22, 2001.

Statements of Cash Flows: For the three months ended June 30, 2001 and 2000, interest payments were $98 million and $123 million respectively, and income taxes paid were $122 million and $166 million, respectively.

Comprehensive (Loss) Income: Comprehensive (loss) income includes unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments included in net (loss) income. The components of comprehensive (loss) income, net of related tax, for the three-month periods ended June 30, 2001 and 2000 are as follows:

For the Three Months
Ended June 30,
2001	2000
(in millions)

Net (loss) income	$(342)	$23
Unrealized loss on marketable securities	(2)	-
Foreign currency translation adjustment	(7)	(14)
Total comprehensive (loss) income	$(351)	$9

Accounts Receivable: Trade and installment accounts receivable consist of the following:
June 30,	March 31,
2001	2001
(in millions)

Current receivables		$3,254		$3,602
Less:	Allowance for doubtful accounts Residual value Unamortized discounts Deferred maintenance fees Deferred professional services	$(390 (613 (503 (407 (87 1,254	) ) ) ) )	$(389 (480 (553 (462 (96 1,622	) ) ) ) )

Non-current receivables		$5,544		$5,702
Less:	Allowance for doubtful accounts Residual value Unamortized discounts Deferred maintenance fees	$(63 (1,624 (752 (558 2,547	) ) ) )	$(60 (1,395 (855 (636 2,756	) ) ) )

Acquisition-related contingencies: At March 31, 2001, the Company estimated future liabilities in connection with acquisitions to be $307 million. These included compensation-related liabilities ($85 million) and other acquisition-related expenditures, primarily duplicate facilities ($222 million). For the three months ended June 30, 2001, reductions totaling $17 million were made against these liabilities, including compensation related payments of $8 million and $9 million primarily relating to duplicate facilities. Such duplicate facility commitments have lease terms expiring through 2010, however, the Company is actively renegotiating the remaining lease obligations. The remaining balance is included in the "Other current liabilities" line item on the accompanying consolidated condensed balance sheets.

NOTE B - 1995 KEY EMPLOYEE STOCK OWNERSHIP PLAN

On June 22, 2000, the Delaware Court of Chancery approved a settlement arising from stock awards made to three executives in June 1998 pursuant to the Company's 1995 Key Employee Stock Ownership Plan. Under the terms of the settlement the executives returned 4.5 million shares of the Company's stock, of which 3.6 million shares were retained by the Company and the remaining balance was used to pay the legal fees related to the settlement. This settlement resulted in a net non-cash gain of $184 million recorded in the quarter ended June 30, 2000.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2001

NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS 141"), and SFAS No. 142, "Goodwill And Other Intangible Assets" ("SFAS 142"). SFAS 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic evaluations of impairment of goodwill balances. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impacts of adoption of SFAS 141 and SFAS 142. The Company amortized $126 million and $123 million of goodwill during the quarters ended June 30, 2001 and 2000, respectively.

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Statements in this Form 10-Q concerning the company's future prospects are "forward looking statements" under the federal securities laws. There can be no assurances that future results will be achieved and actual results could differ materially from forecasts and estimates. Important factors that could cause actual results to differ materially are discussed below in the section "Risks and Uncertainties."

RESULTS OF OPERATIONS

Revenue:

Revenue for the quarter ended June 30, 2001 decreased 37%, or $424 million, from the prior year's comparable quarter. The decrease was primarily a result of the company's transition to a new business model during the third quarter of fiscal 2001 whereby clients are granted flexible contractual terms and conditions which result in product revenue from such contracts being recognized ratably over the term of the agreements, as well as lower professional services revenue.

Subscription based fees totaled $140 million for the quarter ended June 30, 2001 and represents the ratable revenue earned on contracts executed under the new business model, which was implemented in the third quarter of fiscal year 2001. Since these types of contracts were not offered prior to October 2000, no such revenue was recorded for the quarter ended June 30, 2000.

Software fees and other decreased $466 million, or 81%, from the comparable prior year quarter due to the replacement of license arrangements that included contractual provisions that resulted in the recognition of revenue attributable to the software products upon delivery with license arrangements that included flexible contractual provisions. Such new license arrangements resulted in the Company recognizing revenue ratably over the license term. The Company recognizes royalties, as well as arrangements with distribution partners and OEM partners, under the line item "Software fees and other" on the accompanying consolidated condensed statements of operations.

There was no overall change in maintenance revenue for the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000. The increase in maintenance revenue from PLATINUM and Sterling licenses as well as from the Company's prior year license arrangements was offset by agreements executed under the new business model whereby the maintenance revenue is bundled with the license revenue for the entire term of the arrangement and, together, is recognized ratably over the term of the arrangement commencing upon delivery of the currently available software products and is included in the "Subscription based fee" line item on the accompanying consolidated condensed statements of operations. Maintenance revenue will decrease as deferred maintenance revenue under the Company's previous business model is amortized over the contract term, partially offset by revenue earned from customers who elect to continue to receive optional maintenance at the expiration of their original contract term.

Financing fees result from the initial discounting to present value of product sales with extended payment terms under the Company's previous business model and the subsequent increase of receivables to the amount due and payable by customers. This accretion of financing revenue on the receivables due in future years represents financing fees. Financing fees decreased $38 million, or 23%, due to the reduction of contracts recorded under the previous business model.

Professional services revenue decreased $60 million, or 43%, from the prior year's comparable quarter, primarily as a result of the Company's divestiture of Sterling's Federal Systems Group, a provider of professional services to governmental agencies, in October 2000, the shift in focus to professional services engagements that are centered around CA products, as well as a weak economic environment generating less services bookings. The Company expects the slower professional services bookings to continue in the near term.

Total North American revenue for the first fiscal quarter decreased 40% over the prior year's first fiscal quarter as result of the Company's transition to the new business model. North American revenue represented 66% and 69% of revenue for the June 2001 and June 2000 quarters, respectively.

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	North
Quarter Ended	America	International
June 30, 2001	$ 470	$ 243
June 30, 2000	784	353

Price changes did not have a material impact in this quarter or the prior year's first fiscal quarter.

Costs and Expenses:

Selling, general and administrative expenses for the first quarter of fiscal year 2002 decreased $108 million, or 16%, compared to the comparable prior year quarter. The decrease was largely attributable to a lower fixed expense structure, the result of the divestiture of Sterling's Federal Systems Group governmental consulting division in the third quarter of fiscal year 2001, the Company's commitment to manage overall headcount, the Company's emphasis on cost control measures in the areas of travel and promotion, and a $31 million one-time charge taken in the prior year relating to a customer bankruptcy.

Net product development and enhancement expenditures increased $3 million, or 2%, for the first fiscal quarter compared to the prior year's first fiscal quarter. During the quarter, the Company continued its focus on product development and enhancements, with an emphasis on adapting and enhancing products for the distributed processing environment, as well as a broadening of the Company's e-commerce product offerings.

Commissions and royalties increased $8 million, or 12%, for the first quarter of this fiscal year as compared with the prior year's comparable quarter. The increase was partially the result of higher royalties as well as a shift in some employee compensation to incentive based.

Depreciation and amortization expense in the first fiscal quarter remained consistent with the first fiscal quarter of the prior year, and was primarily composed of amortization of purchased intangible assets associated with past acquisitions.

Net interest expense decreased $19 million, or 22%, for the first fiscal quarter compared to last year's first fiscal quarter. The reduction in interest expense was related to a decrease in debt outstanding, as well as a decrease in the average variable interest rate.

In June 2000, the Company recorded a special non-cash net gain of $184 million related to the settlement of a derivative litigation arising out of stock awards made to three Company executives in June 1998 pursuant to the Company's 1995 Key Employee Stock Ownership Plan. The terms of the settlement provided for the executives to return a portion of their shares to the Company.

Operating Margins:

For the first quarter of fiscal 2002, the pretax loss was $450 million as compared with the pretax income of $45 million in the prior year's comparable quarter, inclusive of a $184 million gain arising from the settlement of a derivative litigation associated with stock awards pursuant to the Company's 1995 Key Employee Stock Ownership Plan, partially offset by a $31 million write-off associated with a customer bankruptcy. The net loss in the June 2001 quarter was primarily related to a reduction in revenue associated with the Company's transition to the new business model in the quarter ended December 2000. The Company's consolidated effective tax rate was 24% and 48.5% for the quarters ended June 2001 and 2000, respectively. The reduced tax rate (benefit) in the current year's first fiscal quarter reflects the greater impact of non-deductible amortization expense on the Company's annual estimated loss. The 48.5% effective tax rate for the first fiscal quarter of 2001 did not anticipate the lower revenue and associated loss that resulted from the Company's business model change implemented in the third quarter of fiscal 2001.

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

PRO FORMA RESULTS OF OPERATIONS

To assist with comparability of financial results, the discussion of financial results is supplemented with separate pro forma financial information presented below in order to give effect to the purchase of PLATINUM and Sterling as if the Company, PLATINUM, and Sterling were under the new business model since their inception. While these results may not be indicative of operations had these acquisitions actually occurred on that date and had the Company historically been operating under the new business model, they provide a meaningful basis for comparison. Professional services revenue and total expenses are identical under both the new and previous business models; therefore, management's discussion and analysis of these captions has not been repeated under the pro forma results of operations.

Revenue:

Pro forma revenue increased 9%, or $116 million, from $1.324 billion for the quarter ended June 30, 2000 to $1.440 billion for the quarter ended June 30, 2001. Product and other revenue increased 15%, or $176 million, over last year's comparable quarter. The increase was attributable primarily to the ratable recognition of revenue on contracts entered into during the prior twelve month period that previously were deferred as residual value. Pro forma revenue benefited from an increase in distributed platform product fees and, to a lesser extent, an increase in OS/390 product revenue.

	Product	Professional
Quarter Ended	and Other	Services
June 30, 2001	$ 1,359	$ 81
June 30, 2000	1,183	141

Total North American pro forma revenue for the first fiscal quarter grew 9%, or $78 million, over the prior year's first fiscal quarter. This resulted from continued growth in distributed platform sales. North American pro forma revenue represented 64% and 63% of revenue for the June 2001 and June 2000 quarters, respectively.

	North
Quarter Ended	America	International
June 30, 2001	$ 915	$ 525
June 30, 2000	837	487

Operating Margins:

For the first quarter of fiscal 2002, pro forma net income, excluding acquisition amortization was $323 million compared with $201 million for the three months ended June 2000, excluding acquisition amortization and special items ($184 million gain arising from the settlement of the derivative litigation associated with stock awards pursuant to the Company's 1995 Key Employee Stock Ownership Plan, partially offset by a $31 million write-off associated with a customer bankruptcy), representing an increase of $122 million, or 61%. The increase was attributable to increased revenue generated from contracts previously deferred as residual value as well as the Company's commitment to managing overall headcount and emphasis on cost control. Excluding acquisition amortization, the Company's assumed effective tax rate was 37.5% for the periods ended June 2001 and 2000.

RISKS AND UNCERTAINTIES:

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

International revenue represented approximately 34% of the Company's total worldwide revenue for the quarter ended June 30, 2001. Continued success in selling the Company's products outside of the United States depends on a variety of factors, including the following:

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

IN-PROCESS RESEARCH AND DEVELOPMENT:

There have been no material changes in the Company's assumptions underlying the estimates used in valuing in-process research and development, and as such, the discussion under the caption "In-Process Research and Development" remains unchanged from that which was included in the Company's Form 10-K for the year ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's cash, cash equivalents, and marketable securities decreased approximately $193 million from the March 31, 2001 balance of $850 million to $657 million as of June 30, 2001. Cash from operations and cash on hand as of March 31, 2001 were used to repay over $300 million in outstanding debt. Net cash generated from operations for the quarters ended June 30, 2001 and 2000 was $154 million and $147 million, respectively.

The Company's bank credit facilities consist of a $2 billion four-year term loan, a $1 billion four-year revolving credit facility and a 75 million British Pound Sterling denominated 364-day loan. During the quarter, the Company repaid $250 million of the $2 billion term loan. As of June 30, 2001, $1.75 billion remained outstanding under the four-year term loan and there were no drawings under the four-year revolving credit facility. The interest rates of such debt are determined based on a ratings grid, which applies a margin to the prevailing London InterBank Offered Rate ("LIBOR"). As a reflection of its continued reduced need for bank borrowings, emphasis on debt reduction, and overall expected ability to generate cash from operations, the Company did not

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

renew its $1.3 billion 364-day revolving credit facility when it expired in May 2001. In addition, the Company has established a $1 billion U.S. Commercial Paper ("CP") program to refinance some of its debt at more attractive interest levels. As of June 30, 2001, $343 million was outstanding under the CP program bearing interest rates of approximately 4.35%. The Company also utilizes other financial markets in order to maintain its broad sources of liquidity. In fiscal 1999, $1.75 billion of unsecured Senior Notes were issued in a transaction governed by Rule 144A under the Securities Act of 1933. Amounts borrowed, rates and maturities for each issue were $575 million at 6.25% due April 15, 2003, $825 million at 6.38% due April 15, 2005 and $350 million at 6.50% due April 15, 2008. During the current quarter, the Company also repaid $64 million under the Company's 6.77% Senior Notes, a private placement with $128 million outstanding as of June 30, 2001. These Notes call for annual repayment of $64 million each April until final maturity in 2003.

Unsecured and uncommitted multi-currency lines of credit are available to meet any short-term working capital needs for subsidiaries operating outside the U.S. These lines total U.S. $51 million, of which $23 million was drawn as of June 30, 2001.

Debt ratings for the Company's senior unsecured notes and its bank credit facilities are BBB+ and Baa1 from Standard & Poor's and Moody's Investor Services, respectively.

As of June 30, 2001, the cumulative number of shares purchased under the Company's various open market Common Stock repurchase programs was 166 million. The remaining number of shares authorized for repurchase was approximately 34 million.

The Company expects its long-standing history of providing extended payment terms to customers to continue under the new business model.

Capital resource requirements as of June 30, 2001 consisted of lease obligations for office space, computer equipment, mortgage or loan obligations and amounts due as a result of product and company acquisitions. It is expected that existing cash, cash equivalents, marketable securities, the availability of borrowings under credit lines and cash provided from operations will be sufficient to meet ongoing cash requirements.

ANNUAL MEETING OF STOCKHOLDERS:

The Company's Annual Meeting of Stockholders will be held on August 29, 2001. Among other items on the agenda, the stockholders will elect ten directors to serve on the Company's board for the coming year. The Company's current Board of Directors is standing for election. Ranger Governance Ltd. has contested the election and has initiated a proxy solicitation of the Company's stockholders to replace the current Board with a slate of individuals nominated by Ranger Governance Ltd.

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

The Company maintains a blend of both fixed and floating rate debt instruments. As of June 30, 2001, the Company's outstanding debt approximated $4.1 billion, with approximately $1.9 billion in fixed rate obligations. If market rates were to decline, the Company could be required to make payments on the fixed rate debt that would exceed those based on current market rates. Each 25 basis point decrease in interest rates would have an associated annual opportunity cost of approximately $5 million. Each 25 basis point increase or decrease in interest rates would have an approximate $6 million annual effect on variable rate debt interest based on the balances of such debt as of June 30, 2001.

Under the Company's previous business model, the Company offered financing arrangements with installment payment terms in connection with its software solution sales. The aggregate contract value includes an imputed interest element, which can vary with the interest rate environment. Each 25 basis point increase in interest rates would have an associated annual opportunity cost of approximately $16 million.

Since March 31, 2001, there have been no material changes in the Company's worldwide business model, foreign exchange risk management strategy, or investment methodology regarding marketable equity securities, and as such, the descriptions under the captions "Foreign Currency Exchange Risk" and "Equity Price Risk" remain unchanged from those included in the Company's Form 10-K for the year ended March 31, 2001.

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

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

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits:

None

(b) Reports on Form 8-K:

The Registrant filed a Report on Form 8-K dated April 30, 2001 to report an event under Item 9.
The Registrant filed a Report on Form 8-K dated May 4, 2001 to report an event under Item 9.
The Registrant filed a Report on Form 8-K dated May 7, 2001 to report an event under Item 9.
The Registrant filed a Report on Form 8-K dated May 24, 2001 to report an event under Item 5 and 7.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER ASSOCIATES INTERNATIONAL, INC.

Dated: August 3, 2001	By:	/s/ Sanjay Kumar
Sanjay Kumar, President
and Chief Operating Officer

Dated: August 3, 2001	By:	/s/ Ira Zar
Ira Zar, Executive Vice President and
Principal Financial and Accounting Officer