Form 10-Q
period 2001-09-30
COMPUTER ASSOCIATES INTERNATIONAL INC
filed 2001-11-08
CIK 356028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

 Ö  Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2001

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

Title of Class	Shares Outstanding
Common Stock	as of November 5, 2001
par value $.10 per share	575,987,468

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

PART I.	Financial Information	Page

Item 1.	Consolidated Condensed Balance Sheets -
	September 30, 2001 and March 31, 2001	1

	Consolidated Condensed Statements of Operations -
	Three Months Ended September 30, 2001 and 2000	2

	Consolidated Condensed Statements of Operations -
	Six Months Ended September 30, 2001 and 2000	3

	Consolidated Condensed Statements of Cash Flows -
	Six Months Ended September 30, 2001 and 2000	4

	Notes to Consolidated Condensed Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosure of Market Risk	19

PART II.	Other Information

Item 1.	Legal Proceedings	20

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 6.	Exhibits and Reports on Form 8-K	22

Part I.  FINANCIAL INFORMATION

Item 1:

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)

(in millions)

September 30,	March 31,
2001	2001

ASSETS:
Cash and cash equivalents Marketable securities Trade and installment accounts receivable, net Other current assets TOTAL CURRENT ASSETS	$457 86 1,181 85 1,809	$763 87 1,622 171 2,643

Installment accounts receivable, due after one year, net	2,428	2,756
Property and equipment, net	761	794
Purchased software products, net	2,085	2,328
Goodwill and other intangible assets, net	5,154	5,400
Other assets	212	222

TOTAL ASSETS	$12,449	$14,143

LIABILITIES AND STOCKHOLDERS' EQUITY:
Loans payable and current portion of long-term debt	$875	$816
Other current liabilities	1,420	1,470
Long-term debt	3,071	3,639
Deferred income taxes	1,495	1,900
Deferred maintenance revenue	429	538
Stockholders' equity	5,159	5,780

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,449	$14,143

See Notes to Consolidated Condensed Financial Statements.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

(in millions, except per share amounts)

For the Three Months
Ended September 30,
2001	2000

Subscription based fees Software fees and other Maintenance Financing fees Professional services REVENUE	$187 109 248 118 72 734	$	- 959 274 158 154 1,545

Operating Expenses:
Selling, general and administrative	542		645
Product development and enhancements	171		179
Commissions and royalties	64		85
Depreciation and amortization	273		279

TOTAL OPERATING EXPENSES	1,050		1,188

(Loss) income before other expenses	(316)		357

Interest expense, net	57		89

(Loss) income before income taxes	(373)		268

Income taxes	(82)		130

NET (LOSS) INCOME	$(291)		$138

BASIC (LOSS) EARNINGS PER SHARE	$(.50)		$.24

Basic weighted-average shares used in computation	577		585

DILUTED (LOSS) EARNINGS PER SHARE	$(.50)		$.23

Diluted weighted-average shares used in computation	577 *		592

* Common share equivalents are not included since their effect would be antidilutive.

See Notes to Consolidated Condensed Financial Statements.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

(in millions, except per share amounts)

For the Six Months
Ended September 30,
2001	2000

Subscription based fees Software fees and other Maintenance Financing fees Professional services REVENUE	$327 215 506 246 153 1,447	$	- 1,531 532 324 295 2,682

Operating Expenses:
Selling, general and administrative	1,114		1,325
Product development and enhancements	344		349
Commissions and royalties	137		150
Depreciation and amortization	549		552
1995 Stock Plan	-		(184)

TOTAL OPERATING EXPENSES	2,144		2,192

(Loss) income before other expenses	(697)		490

Interest expense, net	126		177

(Loss) income before income taxes	(823)		313

Income taxes	(190)		152

NET (LOSS) INCOME	$(633)		$161

BASIC (LOSS) EARNINGS PER SHARE	$(1.10)		$.27

Basic weighted-average shares used in computation	577		588

DILUTED (LOSS) EARNINGS PER SHARE	$(1.10)		$.27

Diluted weighted-average shares used in computation	577 *		599

* Common share equivalents are not included since their effect would be antidilutive.

See Notes to Consolidated Condensed Financial Statements.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

(in millions)

For the Six Months
Ended September 30,
2001	2000

OPERATING ACTIVITIES:
Net (loss) income	$(633)	$161
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	549	552
Deferred income taxes	(332)	183
Compensation expense (gain) related to stock and pension plans	24	(146)
Decrease (increase) in noncurrent installment accounts receivable, net	333	(130)
Decrease in deferred maintenance revenue	(112)	(48)
Changes in other operating assets and liabilities, excluding
effects of acquisitions	489	(300)
NET CASH PROVIDED BY OPERATING ACTIVITIES	318	272

INVESTING ACTIVITIES:
Acquisitions, primarily purchased software, marketing rights
and intangibles, net of cash acquired	-	(164)
Settlement of purchase accounting liabilities	(34)	(326)
Purchases of property and equipment, net	(15)	(41)
Purchases of marketable securities, net	-	(7)
Capitalized development costs and other	(29)	(23)
NET CASH USED IN INVESTING ACTIVITIES	(78)	(561)

FINANCING ACTIVITIES:
Debt repayments, net	(492)	(410)
Dividends paid	(23)	(24)
Exercise of common stock options and other	6	37
Purchases of treasury stock	(47)	(245)
NET CASH USED IN FINANCING ACTIVITIES	(556)	(642)

DECREASE IN CASH AND CASH EQUIVALENTS BEFORE
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(316)	(931)

Effect of exchange rate changes on cash	10	(8)

DECREASE IN CASH AND CASH EQUIVALENTS	(306)	(939)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	763	1,307

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$457	$368

See Notes to Consolidated Condensed Financial Statements.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the six months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in Computer Associates International, Inc.'s (the "Registrant" or the "Company") Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

Basis of Revenue Recognition: The Company derives revenue from licensing software products, providing post-contract customer support and professional services. The Company licenses to customers the right to use its enterprise software products pursuant to software license agreements. The timing and amount of license revenue recognized during an accounting period is determined by the nature of the contractual provisions included in the license arrangement with customers. For a detailed description of the Company's revenue recognition policy, refer to Note 1 of the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

Net (Loss) Earnings Per Share: Basic (loss) earnings per share and diluted loss per share are computed by dividing net (loss) income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities, such as stock options.

(in millions, except per share amounts)
For the Three Months		For the Six Months
Ended September 30,		Ended September 30,
2001	2000	2001	2000

Net (loss) income Diluted (Loss) Earnings Per Share	$(291)	$138	$(633)	$161
Weighted-average shares outstanding and
common share equivalents* Diluted (Loss) Earnings Per Share	$577 (.50)	$592 .23	$577 (1.10)	$599 .27
Diluted Share Computation
Weighted-average common shares outstanding Weighted-average stock options outstanding, net	577 -	585 7	577 -	588 11
Weighted-average shares outstanding and
common share equivalents*	577	592	577	599

*

For 2001, common share equivalents are not included since their effect would be antidilutive. If the three and six month periods ended September 30, 2001 had resulted in net income, the weighted-average shares outstanding and common share equivalents would have been 585 million.

Cash Dividends: In May 2001, the Company's Board of Directors declared its regular, semi-annual cash dividend of $.04 per share. The dividend was paid on July 5, 2001 to stockholders of record on June 22, 2001.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001

Statements of Cash Flows: For the six months ended September 30, 2001 and 2000, interest payments were $130 million and $171 million, respectively and income taxes paid were $133 million and $190 million, respectively.

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

Comprehensive (Loss) Income: Comprehensive (loss) income includes unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments included in net (loss) income. The components of comprehensive (loss) income, net of related tax, for the three-month and six month periods ended September 30, 2001 and 2000 are as follows:

(in millions)
For the Three Months		For the Six Months
Ended September 30,		Ended September 30,
2001	2000	2001	2000

Net (loss) income	$(291)	$138	$(633)	$161
Unrealized loss on marketable securities	(3)	-	(5)	-
Foreign currency translation adjustment	58	(71)	51	(85)
Total comprehensive (loss) income	$(236)	$67	$(587)	$76

Accounts Receivable: Trade and installment accounts receivable consist of the following:
(in millions)
September 30,	March 31,
2001	2001

Current receivables		$3,226		$3,602
Less:	Allowance for doubtful accounts Deferred revenue - subscription based fees Unamortized discounts Deferred maintenance Deferred professional services	$(391 (742 (457 (378 (77 1,181	) ) ) ) )	$(389 (480 (553 (462 (96 1,622	) ) ) ) )

Non-current receivables		$5,438		$5,702
Less:	Allowance for doubtful accounts Deferred revenue - subscription based fees Unamortized discounts Deferred maintenance	$(61 (1,793 (661 (495 2,428	) ) ) )	$(60 (1,395 (855 (636 2,756	) ) ) )

Acquisition-related liabilities: As disclosed in the Company's Form 10-K for the fiscal year ended March 31, 2001, the Company acquired several businesses in fiscal year 2000 and prior. The acquisition related costs and remaining balances are provided below. The Company did not establish additional acquisition related liabilities associated with transactions completed in the first six months of fiscal year 2002 or the full fiscal year 2001 since such liabilities were not material to the consolidated financial statements taken as a whole.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001

(in millions)
Sterling		PLATINUM		Other
Duplicate		Duplicate		Duplicate
Facilities &	Employee	Facilities &	Employee	Facilities &	Employee
Other Costs	Costs	Other Costs	Costs	Other Costs	Costs

Balance at March 31, 1999:	$-	$-	$-	$-	$108	$26
New charges	169	304	268	183	-	12
Settlements	-	-	(88)	(115)	(8)	(18)
Adjustments	-	-	-	-	(73)	-

Balance at March 31, 2000:	$169	$304	$180	$68	$27	$20
Settlements	(30)	(302)	(53)	(19)	(4)	(7)
Adjustments	(39)	25	(28)	(4)	-	-

Balance at March 31, 2001:	$100	$27	$99	$45	$23	$13
Settlements	(14)	(4)	(10)	(9)	(1)	(4)

Balance at September 30, 2001:	$86	$23	$89	$36	$22	$9

The employee costs relate to involuntary termination benefits and the duplicate facilities & other costs relate to operating leases which expire at various times through 2010, negotiated buyouts of the operating lease commitments and other contractually related liabilities. The Sterling and PLATINUM adjustments represent changes in the exit plan from its formulation until its finalization less than one year from the completion of the respective acquisition. The Other acquisition adjustment, which resulted in a reduction to the corresponding liability and related goodwill, represents reductions due to a lower cost of settlement.

NOTE B - 1995 KEY EMPLOYEE STOCK OWNERSHIP PLAN

On June 22, 2000, the Delaware Court of Chancery approved a settlement arising from stock awards made to three executives in June 1998 pursuant to the Company's 1995 Key Employee Stock Ownership Plan. Under the terms of the settlement, the executives returned 4.5 million shares of the Company's stock, of which 3.6 million shares were retained by the Company and the remaining balance was used to pay the legal fees related to the settlement. This settlement resulted in a net non-cash gain of $184 million recorded in the quarter ended June 30, 2000.

NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and SFAS No. 142, "Goodwill And Other Intangible Assets" ("SFAS 142"). SFAS 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic evaluations of impairment of goodwill balances. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact of adoption of SFAS 141 and SFAS 142. The Company amortized $125 million and $251 million of goodwill for the three and six month periods ended September 30, 2001, respectively, and $128 million and $251 million for the three and six month periods ended September 30, 2000, respectively.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") which supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 requires, among other things, that long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company is currently assessing the impact of adoption of SFAS 144.

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Statements in this Form 10-Q concerning the company's future prospects and results are "forward looking statements" under the federal securities laws. There can be no assurances that such results will be achieved and actual results could differ materially from forecasts and estimates. Important factors that could cause actual results to differ materially are discussed below in the section "Risks and Uncertainties."

RESULTS OF OPERATIONS

Revenue:

For the three months ended September 30, 2001:

Revenue for the quarter ended September 30, 2001 decreased $811 million, or 52%, from the prior year's comparable quarter. The decrease was primarily a result of the Company's transition to a new business model during the third quarter of fiscal year 2001 as well as weaker economic conditions, which impacted information technology spending. The new business model grants customers flexible contractual terms and conditions, none of which include acceptance terms and conditions, which result in product revenue from such contracts being recognized ratably over the term of the agreements. The amount of total contract value booked and deferred in the quarter ended September 30, 2001, offset by amortization of new business model bookings recorded to revenue in the current quarter, was $279 million. Although weaker economic conditions and the transition to the new business model contributed to the revenue decrease, quantification of the impact these components had on such decrease is not readily determinable. The revenue decrease is also attributable to lower professional services revenue of $82 million.

Subscription based fees totaled $187 million for the quarter ended September 30, 2001 and represents the ratable revenue recognized on contracts executed under the new business model, which was implemented in the third quarter of fiscal year 2001. Since these types of contracts were not offered prior to October 2000, no such revenue was recorded for the quarter ended September 30, 2000.

Software fees and other decreased $850 million, or 89%, from the comparable prior year quarter due to the transition to license arrangements under the new business model that include flexible contractual provisions. These new license arrangements result in the Company recognizing revenue ratably over the license term. The Company recognizes royalties, as well as revenue from arrangements with distribution partners and OEM partners, under the line item "Software fees and other" on the accompanying consolidated condensed statements of operations.

Maintenance revenue for the quarter ended September 30, 2001 was $248 million, a decrease of $26 million, or 9%, from the quarter ended September 30, 2000. The decrease is attributable to agreements executed under the new business model which include maintenance revenue that is bundled with license revenue and, together, the maintenance and license revenue is recognized ratably over the term of the arrangement commencing upon delivery of the currently available software products. Under the new business model, such ratably recognized maintenance and license revenue is included in the "Subscription based fees" line item on the accompanying consolidated condensed statements of operations. Maintenance revenue will continue to decrease as deferred maintenance revenue under the Company's previous business model is amortized over the contract term, partially offset by new revenue earned from customers who elect to continue to receive optional maintenance at the expiration of the original contract term of their agreements.

Financing fees result from the initial discounting to present value of product sales with extended payment terms under the Company's previous business model and the subsequent increase of receivables to the amount due and payable by customers. This accretion of financing revenue on the receivables due in future years represents financing fees. Financing fees decreased $40 million, or 25%, compared to the quarter ended September 30, 2000, due to the discontinuance of offering contracts which were recorded under the previous business model. Financing fees will continue to decrease as they are amortized over the contract life.

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Professional services revenue decreased $82 million, or 53%, from the prior year's comparable quarter, primarily as a result of the Company's divestiture in October 2000 of the Sterling Federal Systems Group (FSG), a provider of professional services to governmental agencies, which contributed approximately $42 million to professional services revenue for the quarter ended September 30, 2000. The decrease is also attributable to the Company's shift in focus to professional services engagements that are centered around the Company's products.

Total North American revenue for the second fiscal quarter decreased 54% over the prior year's second fiscal quarter as a result of the Company's transition to the new business model. North American revenue represented 67% and 70% of revenue for the September 2001 and September 2000 quarters, respectively.

	North
Quarter Ended	America	International

September 30, 2001	$ 493	$ 241
September 30, 2000	1,082	463

Price changes did not have a material impact on this quarter or the prior year's second fiscal quarter.

For the six months ended September 30, 2001:

Revenue for the six months ended September 30, 2001 decreased $1.235 billion, or 46%, from the prior year's comparable period. The decrease was primarily a result of the Company's transition to a new business model as well as weaker economic conditions, which impacted information technology spending. The amount of total contract value booked and deferred in the six months ended September 30, 2001, offset by amortization of new business model bookings recorded to revenue in the six month period, was $641 million. Although weaker economic conditions and the transition to the new business model contributed to the revenue decrease, quantification of the impact these components had on such decrease is not readily determinable. The revenue decrease is also attributable to lower professional services revenue of $142 million.

Subscription based fees totaled $327 million for the six months ended September 30, 2001 and represents the ratable revenue recognized on contracts executed under the new business model. Since these types of contracts were not offered prior to October 2000, no such revenue was recorded for the comparable period ended September 30, 2000.

Software fees and other decreased $1.316 billion, or 86%, from the comparable prior year period due to the transition to license arrangements under the new business model that include flexible contractual provisions. These new license arrangements result in the Company recognizing revenue ratably over the license term.

Maintenance revenue for the six months ended September 30, 2001 was $506 million, a decrease of 5% from the six month period ended September 30, 2000. The decrease is attributable to agreements executed under the new business model which include maintenance revenue that is bundled with license revenue and, together, the maintenance and license revenue is recognized ratably over the term of the arrangement commencing upon delivery of the currently available software products. Under the new business model, such ratably recognized maintenance and license revenue is included in the "Subscription based fees" line item on the accompanying consolidated condensed statements of operations.

Financing fees result from the initial discounting to present value of product sales with extended payment terms under the Company's previous business model and the subsequent increase of receivables to the amount due and payable by customers. This accretion of financing revenue on the receivables due in future years represents financing fees. Financing fees decreased $78 million, or 24%, from the prior year's comparable period, due to the discontinuance of offering contracts which were recorded under the previous business model.

Professional services revenue decreased $142 million, or 48%, from the prior year's comparable period, primarily as a result of the Company's divestiture of FSG, which contributed approximately $80 million to professional

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

services revenue for the fiscal year to date period ended September 30, 2000. The decrease is also attributable to the Company's shift in focus to professional services engagements that are centered around the Company's products.

Total North American revenue for the six months ended September 30, 2001 decreased 48% over the prior year's comparable period as a result of the Company's transition to the new business model. North American revenue represented 67% and 70% of revenue for the year to date periods ended September 2001 and September 2000, respectively.

	North
Six Months Ended	America	International

September 30, 2001	$ 963	$ 484
September 30, 2000	1,866	816

Price changes did not have a material impact year to date on fiscal year 2002 or in the comparable period on fiscal year 2001.

Costs and Expenses:

For the three months ended September 30, 2001:

Selling, general and administrative expenses for the second quarter of fiscal year 2002 decreased $103 million, or 16%, compared to the comparable prior year quarter. The decrease was largely attributable to the Company's emphasis on overall cost control measures related to a reduction in the Company's headcount of approximately 3,000, which included the divestiture of FSG in the third quarter of fiscal year 2001 that contributed approximately $38 million of such expenses in the prior fiscal year's comparable quarter.

Net product development and enhancement expenditures decreased $8 million, or 4%, for the second fiscal quarter of 2002 as compared to the prior year's second fiscal quarter as the Company emphasized its cost controls. However, as a percentage of operating expenses, net research and development expenditures increased as compared with the prior year's comparable quarter as the Company continued its focus on product development and enhancements, with an emphasis on adapting and enhancing products for the distributed processing and IBM's z/OS environments, as well as a broadening of the Company's e-commerce product offerings.

Commissions and royalties decreased $21 million, or 25%, for the second quarter of this fiscal year as compared with the prior year's comparable quarter. The decrease was principally the result of a reduction in contract bookings associated with the weaker economic environment for information technology spending.

Depreciation and amortization expense in the second fiscal quarter of 2002 decreased $6 million, or 2%, over the second fiscal quarter of the prior year. The decrease was a result of scheduled reductions in the amortization of intangible assets associated with past acquisitions.

Net interest expense decreased $32 million, or 36%, for the second fiscal quarter of 2002 compared to last year's second fiscal quarter. Of the reduction, $16 million was a result of the decrease in the average variable interest rate and $16 million was due to the decrease in average debt outstanding.

For the six months ended September 30, 2001:

Selling, general and administrative expenses for the first half of fiscal year 2002 decreased $211 million, or 16%, compared to the comparable prior year period. Consistent with the second fiscal quarter, the decrease was largely attributable to the Company's emphasis on overall cost control measures related to a reduction in the Company's overall headcount of approximately 3,000, which included the divestiture of FSG in the third quarter of fiscal year 2001 which contributed approximately $72 million of such expenses in the prior fiscal year's comparable quarter, and a $31 million charge taken in the prior year first fiscal quarter relating to a client bankruptcy.

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net product development and enhancement expenditures decreased $5 million, or 1%, for the six month period ended September 30, 2001, compared to the prior year's comparable period. The Company continued its focus on product development and enhancements, with an emphasis on adapting and enhancing products for the distributed processing and IBM's z/OS environments, as well as a broadening of the Company's e-commerce product offerings.

Commissions and royalties decreased $13 million, or 9%, for the first two quarters of fiscal year 2002 as compared with the prior year's comparable period. The decrease was principally the result of a reduction in contract bookings associated with the weaker economic environment for information technology spending.

Depreciation and amortization expense in the first two quarters of fiscal year 2002 remained consistent with the first two quarters of fiscal year 2001, and was primarily comprised of amortization of intangible assets associated with past acquisitions.

In June 2000, the Company recorded a special non-cash net gain of $184 million related to the settlement of litigation associated with stock awards made to three Company executives in June 1998 pursuant to the Company's 1995 Key Employee Stock Ownership Plan. The terms of the settlement provided for the executives to return a portion of their shares to the Company.

On a year to date basis, net interest expense decreased $51 million, or 29%, compared to fiscal year 2001. Of the reduction, $32 million was a result of the decrease in debt outstanding and $19 million was due to the decrease in the average variable interest rate.

Operating Margins:

For the second quarter of fiscal year 2002, the pretax loss was $373 million as compared with the pretax income of $268 million in the prior year's comparable quarter. On a year to date basis, the pretax loss was $823 million as compared with the pretax income of $313 million, inclusive of a $184 million gain arising from the settlement of litigation associated with stock awards pursuant to the Company's 1995 Key Employee Stock Ownership Plan, partially offset by a $31 million write-off associated with a client bankruptcy. The net loss in the September 2001 quarter and on a year to date basis was primarily related to a reduction in revenue associated with the Company's transition to the new business model, offset partially by a reduction in expenses of $170 million or 13%, for the September 2001 quarter compared to the September 2000 quarter, and a reduction in expenses of $99 million, or 4%, for the year to date period ended 2001 when compared to 2000. The Company's consolidated effective tax rate was 22% and 48.5% for the quarters ended September 30, 2001 and 2000, respectively. The reduced tax rate (benefit) in the current year's second fiscal quarter reflects the greater impact of non-deductible amortization expense on the Company's annual estimated loss.

PRO FORMA RESULTS OF OPERATIONS

To provide comparable financial results, management's discussion and analysis is supplemented with separate pro forma financial information presented below in order to give effect to the purchase of PLATINUM and Sterling under the assumption that the Company, PLATINUM and Sterling were under the new business model since their inception. Pro forma results are calculated by adjusting prior period revenue recorded under the old business model to revenue on a ratable basis under the new business model. While these results may not be indicative of operations had these acquisitions actually occurred on that date and had the Company historically been operating under the new business model, the Company believes they provide a meaningful basis for comparison. Professional services revenue and total expenses are identical under both the new and previous business models; therefore, management's discussion and analysis of these captions has not been repeated under the pro forma results of operations. The following pro forma measures may not be comparable to similarly titled measures reported by other companies.

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

For the three months ended September 30, 2001:

Revenue:

Pro forma product and other revenue increased $127 million, or 10%, over the prior year's comparable quarter. Total pro forma revenue increased $45 million, or 3%, over last year's comparable quarter. The increase was attributable primarily to the ratable recognition of revenue from contracts entered into during the prior twelve month period that previously were deferred. Total pro forma revenue benefited from an increase in product and other revenue, partially offset by a decrease in professional services revenue of $82 million.

	Product	Professional
Quarter Ended	and Other	Services

September 30, 2001	$ 1,370	$ 72
September 30, 2000	1,243	154

Total North American pro forma revenue for the second fiscal quarter grew $23 million, or 3%, over the prior year's second fiscal quarter. Total international pro forma revenue for the second fiscal quarter grew $22 million, or 4%, over the prior year's second fiscal quarter. These increases resulted from continued growth in distributed platform product fees. North American pro forma revenue represented 64% of revenue for both the September 2001 and September 2000 quarters.

	North
Quarter Ended	America	International

September 30, 2001	$ 918	$ 524
September 30, 2000	895	502

The pro forma revenue for the quarter ended September 30, 2001 of $1.442 billion was determined by increasing the reported revenue of $734 million by the license fee amortization of $627 million, $40 million, and $41 million related to the Company, Sterling and PLATINUM, respectively, which represents the amortization of license revenue recognized up-front for direct product sales in prior fiscal years had the Company, Sterling and PLATINUM been recognizing revenue on a ratable basis since their inception.

Operating Margins:

Excluding acquisition amortization, pro forma net income increased $130 million, or 57%, to $359 million for the second quarter of fiscal year 2002. The increase was attributable to an increase in revenue of $45 million generated from contracts previously deferred, as well as the Company's emphasis on cost control, including a commitment to manage overall headcount. Excluding acquisition amortization, the Company's assumed effective tax rate was 37.5% for both of the September 2001 and September 2000 fiscal quarters.

For the six months ended September 30, 2001:

Revenue:

Pro forma product and other revenue increased $303 million, or 12%, to $2.729 billion for the year to date period ending September 30, 2001. Total pro forma revenue increased $161 million, or 6%, over the prior year's comparable period. Consistent with the second quarter, the increase was attributable primarily to the ratable recognition of revenue from contracts entered into during the prior twelve month period that previously were deferred. Total pro forma revenue benefited from an increase in product and other revenue, partially offset by a decrease in professional services revenue of $142 million.

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	Product	Professional
Six Months Ended	and Other	Services

September 30, 2001	$ 2,729	$ 153
September 30, 2000	2,426	295

Total North American pro forma revenue for the first two quarters of fiscal year 2002 grew $101 million, or 6%, over the comparable period in fiscal year 2001. Total international pro forma revenue increased $60 million, or 6%, for the two quarters ended September 30, 2001 over the prior year's comparable period. These increases resulted from continued product growth, partially offset by a reduction in professional services revenue. North American pro forma revenue represented 64% of revenue for both the September 2001 and September 2000 year to date periods.

	North
Six Months Ended	America	International

September 30, 2001	$ 1,833	$ 1,049
September 30, 2000	1,732	989

The pro forma revenue for the six months ended September 30, 2001 of $2.882 billion was determined by increasing the reported revenue of $1.447 billion by the license fee amortization of $1.273 billion, $80 million, and $82 million related to the Company, Sterling and PLATINUM, respectively, which represents the amortization of license revenue recognized up-front for direct product sales in prior fiscal years had the Company, Sterling and PLATINUM been recognizing revenue on a ratable basis since their inception.

Operating Margins:

For the first half of fiscal year 2002, pro forma net income, excluding acquisition amortization, increased $252 million, or 59%, to $682 million from $430 million for the first half of fiscal year 2001, excluding acquisition amortization and special items ($184 million gain arising from the settlement of litigation associated with stock awards pursuant to the Company's 1995 Key Employee Stock Ownership Plan, partially offset by a $31 million write-off associated with a client bankruptcy). The increase was attributable to increased revenue generated from contracts previously deferred as subscription based revenues as well as the Company's emphasis on cost control, including a commitment to manage overall headcount. Excluding acquisition amortization, the Company's assumed effective tax rate was 37.5% for the year to date periods ended September 30, 2001 and 2000.

IN-PROCESS RESEARCH AND DEVELOPMENT:

There have been no material changes in the Company's assumptions underlying the estimates used in valuing in-process research and development, and as such, the discussion under the caption "In-Process Research and Development" remains unchanged from that which was included in the Company's Form 10-K for the year ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's cash, cash equivalents, and marketable securities decreased approximately $114 million from the June 30, 2001 balance of $657 million to $543 million as of September 30, 2001. For the quarter ended September 2001, cash from operations and cash on hand as of June 30, 2001 was used to repay over $180 million in outstanding debt and to fund stock repurchases of approximately $43 million. Net cash provided from operations for the quarters ended September 30, 2001 and 2000 was $164 million and $125 million, respectively.

For the six months ended September 30, 2001, cash, cash equivalents, and marketable securities decreased approximately $307 million. Cash from operations of $318 million and cash on hand as of March 31, 2001 was used to repay over $490 million in outstanding debt and to fund stock repurchases of approximately $47 million.

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company's bank credit facilities consist of a $2 billion four-year term loan and a $1 billion four-year revolving credit facility. During the quarter the Company repaid its 75 million British Pound Sterling denominated 364-day loan. As of September 30, 2001, $1.75 billion remained outstanding under the four-year term loan and there were no drawings under the four-year revolving credit facility. The interest rates of such debt are determined based on a ratings grid, which applies a margin to the prevailing London InterBank Offered Rate ("LIBOR").

In addition, the Company has established a $1 billion U.S. Commercial Paper ("CP") program to refinance some of its debt at more attractive interest levels. As of September 30, 2001, $276 million was outstanding under the CP program bearing an average interest rate of approximately 3.64%. The Company also utilizes other financial markets in order to maintain its broad sources of liquidity. In fiscal year 1999, $1.75 billion of unsecured Senior Notes were issued in a transaction governed by Rule 144A under the Securities Act of 1933. Amounts borrowed, rates and maturities for each issue were $575 million at 6.25% due April 15, 2003, $825 million at 6.38% due April 15, 2005 and $350 million at 6.50% due April 15, 2008. As of September 30, 2001, $128 million was outstanding under the Company's 6.77% Senior Notes. These Notes call for annual repayment of $64 million each April until final maturity in 2003.

Unsecured and uncommitted multi-currency lines of credit are available to meet any short-term working capital needs for subsidiaries operating outside the U.S. These lines total U.S. $51 million, of which $19 million was drawn as of September 30, 2001.

Debt ratings for the Company's senior unsecured notes and its bank credit facilities are BBB+ and Baa1 from Standard & Poor's and Moody's Investor Services, respectively.

As of September 30, 2001, the cumulative number of shares purchased under the Company's various open market Common Stock repurchase programs was approximately 168 million. The remaining number of shares authorized for repurchase was approximately 32 million.

The Company expects its long-standing history of providing extended payment terms to customers to continue under the new business model.

Cash from operations is expected to be lower in the third quarter of fiscal year 2002 as compared to the third quarter of fiscal year 2001 due to the collection of one-time up-front payments of approximately $250 million in the third quarter of fiscal year 2001. Collections of this magnitude are not expected during the third quarter of fiscal year 2002.

On October 11, 2001, the Company announced that it is reducing its worldwide headcount by approximately 900 across all functional areas. These reductions, which are primarily in North America, reflect a five percent decrease in the Company's worldwide staffing levels. As a result, the Company will incur severance related costs of approximately $20 million, the majority of which will be paid during the third quarter of fiscal year 2002.

Capital resource requirements as of September 30, 2001 consisted of lease obligations for office space, computer equipment, mortgage or loan obligations, amounts due as a result of product and company acquisitions, and severance related payments as noted above. It is expected that existing cash, cash equivalents, marketable securities, the availability of borrowings under credit lines and cash provided from operations will be sufficient to meet ongoing cash requirements.

RISKS AND UNCERTAINTIES:

Current and potential stockholders should consider carefully the risk factors described below. Any of these factors, or others, many of which are beyond the Company's control, could adversely affect the Company's revenue, profitability or cash flow in the future.

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating results and revenue are subject to fluctuations caused by many factors.

Quarterly and annual results of operations are affected by a number of factors, including those listed below, which in turn could adversely affect the Company's revenue, profitability or cash flow in the future. These factors include:

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

In the past, licensees using proprietary operating systems were furnished with "source code," which makes the operating system generally understandable to programmers, "object code," which directly controls the hardware and other technical documentation. Since the availability of source code facilitated the development of systems and applications software, which must interface with the operating systems, independent software vendors such as the Company were able to develop and market compatible software. IBM and other hardware vendors have a policy of restricting the use or availability of the source code for some of their operating systems. To date, this policy has not had a material effect on the Company. Such companies, however, may adopt more restrictive policies in the future or impose unfavorable terms and conditions for such access. Such restrictions may, in the future, result in higher research and development costs for the Company in connection with the enhancement and modification of the Company's existing products and the development of new products. Although the Company does not expect that such restrictions will have this adverse effect, there can be no assurances that such restrictions or other restrictions will not have a material adverse effect on the Company's business, financial condition and operating results.

Third-party microcode could impact product development.

The Company anticipates ongoing use of microcode or firmware provided by hardware manufacturers. Microcode and firmware are essentially software programs in hardware form and are therefore less flexible than other types of software. The Company believes that such continued use will not have a significant impact on the Company's operations and that its products will remain compatible with any changes to such code. However, there can be no assurance that future technological developments involving such microcode will not have an adverse impact on the Company's business, financial condition and operating results.

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

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Fiscal Year 2002 will be the first full fiscal year operating under the Company's new business model.

The Company's new business model affords customers greater flexibility in licensing transactions. For example, under the new business model, the Company licenses software on a month-to-month or other short-term basis in order to allow customers the opportunity to try the Company's software solutions without committing to a multi-year license obligation. Transactions such as these increase the risk that customers will not fully implement the Company's software and will not enter into a long-term relationship with the Company. This could adversely affect the Company's business, financial condition and operating results. This effect could be diminished if customers elect cost certainty by committing to longer contract periods.

Failure to protect the Company's intellectual property rights would weaken its competitive position.

Future success of the Company is dependent upon its proprietary technology. The Company protects its proprietary information through the use of patent, copyright, trademark, trade secret laws, confidentiality procedures and contractual provisions. Notwithstanding the Company's efforts to protect its proprietary rights, policing unauthorized use or copying of its proprietary information is difficult, unauthorized use or copying occurs from time to time, and litigation to enforce intellectual property rights could result in significant costs and diversion of resources. Moreover, the laws of some foreign jurisdictions do not afford the same degree of protection to the Company's proprietary rights as do the laws of the United States. For example, "shrink-wrap" or "click-on" licenses may be unenforceable in whole or in part in some jurisdictions in which the Company operates. In addition, patents the Company has obtained may be circumvented, challenged, invalidated or designed around by other companies. The Company's inability to adequately protect its intellectual property for these or other reasons could adversely affect its business, financial condition and operating results.

Third parties could claim that the Company's products infringe on their intellectual property rights.

From time to time the Company receives notices from third parties claiming infringement on various forms of their intellectual property. Investigation of these claims, whether with or without merit, can be expensive and could affect development, marketing or shipment of the Company's products. As the number of software patents issued increases, it is likely that additional claims, with or without merit, will be asserted. Defending against such claims is time-consuming and could result in significant litigation expense or settlement with unfavorable terms that could adversely affect the Company's business, financial condition and operating results.

The success of the Company's international operations is subject to many factors.

International revenue has historically represented approximately one-third of the Company's total worldwide revenue. Continued success in selling the Company's products outside of the United States depends on a variety of factors, including the following:

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

The Company may become dependent upon large transactions.

The Company has historically been dependent upon large dollar enterprise transactions with individual customers. As a result of the flexibility afforded by the new business model, the Company anticipates that there will be fewer of these transactions in the future. There can be no assurances, however, that the Company will not be reliant on large dollar enterprise transactions in the future and the failure to close such transactions could adversely affect the Company's business, financial conditions and operating results.

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

The Company's stock price may continue to be volatile.

The Company's stock price is subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant contracts, changes in earnings estimates by analysts, announcements of technological innovations or new products by the Company or our competitors, changes in domestic and international economic and business conditions, general conditions in the software and computer industries and other events or factors. In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price of many companies in industries similar or related to the Company's and that have been unrelated to the operating performance of these companies. These market fluctuations have in the past adversely affected and may continue to adversely affect the market price of the Company's common stock.

Acts of terrorism or war may adversely affect the Company's business.

Acts of terrorism, acts of war and other unforeseen events, may cause damage or disruption to our properties, business, employees, suppliers, distributors, resellers, and customers which could have an adverse effect on the Company's business, financial condition and operating results. Such events may also result in an economic slowdown in the United States or elsewhere, which could adversely affect the Company's business, financial condition and operating results.

Item 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURE
OF MARKET RISK

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

The Company maintains a blend of both fixed and floating rate debt instruments. As of September 30, 2001, the Company's outstanding debt approximated $3.9 billion, with approximately $1.9 billion in fixed rate obligations. If market rates were to decline, the Company could be required to make payments on the fixed rate debt that would exceed those based on current market rates. Each 25 basis point decrease in interest rates would have an associated annual opportunity cost of approximately $5 million. Each 25 basis point increase or decrease in interest rates would have an approximate $5 million annual effect on variable rate debt interest based on the balances of such debt as of September 30, 2001.

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

Equity Price Risk

The Company has minimal investments in marketable equity securities of publicly-traded companies. As of September 30, 2001, these investments were considered available-for-sale with any unrealized gains or losses deferred as a component of stockholders' equity. It is not customary for the Company to make investments in equity securities as part of its investment strategy.

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

The Company, Charles B. Wang, Sanjay Kumar and Russell M. Artzt are defendants in a number of shareholder class action lawsuits, the first of which was filed July 23, 1998, alleging that a class consisting of all persons who purchased the Company's stock during the period January 20, 1998 until July 22, 1998 were harmed by misleading statements, representations and omissions regarding the Company's future financial performance. These cases, which seek monetary damages in an unspecified amount, have been consolidated into a single action (the "Shareholder Action") in the United States District Court for the Eastern District of New York ("NY Federal Court"). The NY Federal Court denied the defendants' motion to dismiss the Shareholder Action, and the parties currently are engaged in discovery. Although the ultimate outcome and liability, if any, cannot be determined, management, after consultation and review with counsel, believes that the facts in the Shareholder Action do not support the plaintiffs' claims and that the Company and its officers and directors have meritorious defenses.

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

On September 28, 2001, the United States Department of Justice filed a lawsuit alleging that the Company and PLATINUM technology International, inc. ("PLATINUM") had violated Federal antitrust laws, including alleged violation of the waiting period under the Hart-Scott-Rodino Act, in connection with the Company's acquisition of PLATINUM in May 1999. Although the ultimate outcome cannot be determined, management, after consultation and review with counsel, believes that the facts do not support the claims and that the Company and PLATINUM have meritorious defenses.

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

Item 4: Submission of Matters to a Vote of Security Holders

(a)	Annual meeting of Stockholders held on August 29, 2001.

(b)	The Stockholders elected the following Directors for the ensuing year:

	Russell M. Artzt
	Linus W. L. Cheung
	Alfonse M. D'Amato
	Willem F.P. de Vogel
	Richard A. Grasso
	Shirley Strum Kenny
	Sanjay Kumar
	Roel Pieper
	Lewis S. Ranieri
	Charles B. Wang

(c) (i)	A separate tabulation with respect to each nominee for office is as follows:

		Affirmative	Authority
	Name	Votes	Withheld
	Russell M. Artzt	347,630,980	6,394,123
	Linus W. L. Cheung	347,695,608	6,329,495
	Alfonse M. D'Amato	347,442,852	6,581,650
	Willem F.P. de Vogel	347,678,681	6,342,902
	Richard A. Grasso	347,714,853	6,306,730
	Shirley Strum Kenny	347,669,263	6,355,840
	Sanjay Kumar	347,592,344	6,432,759
	Roel Pieper	347,714,767	6,310,336
	Lewis S. Ranieri	347,685,131	6,339,972
	Charles B. Wang	331,496,936	22,528,167
	Richard J. Agnich	107,014,543	1,011,157
	Stephen R. Perkins	107,011,342	1,011,339
	Cece Smith	107,025,452	1,000,348
	Elizabeth Ann VanStory	107,034,031	988,149

(c) (ii)	The Stockholders voted to approve the 2001 Stock Option Plan as follows:

	Affirmative Votes	418,203,716
	Negative Votes	32,760,177
	Abstentions	11,083,355

(c) (iii)	The Stockholders voted to ratify the appointment of KPMG LLP as the Company's independent auditors for the fiscal year ending March 31, 2002 as follows:

	Affirmative Votes	448,761,290
	Negative Votes	3,395,333
	Abstentions	9,890,640

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits:

None

(b) Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER ASSOCIATES INTERNATIONAL, INC.

Dated: November 7, 2001	By:	/s/ Sanjay Kumar
Sanjay Kumar, President
and Chief Executive Officer

Dated: November 7, 2001	By:	/s/ Ira Zar
Ira Zar, Executive Vice President and
Principal Financial and Accounting Officer