Form 10-Q
period 2001-12-31
COMPUTER ASSOCIATES INTERNATIONAL INC
filed 2002-01-31
CIK 356028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

 Ö  Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2001

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

Title of Class	Shares Outstanding
Common Stock	as of January 29, 2002
par value $.10 per share	577,433,285

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

PART I.	Financial Information	Page

Item 1.	Consolidated Condensed Balance Sheets -
	December 31, 2001 and March 31, 2001	1

	Consolidated Condensed Statements of Operations -
	Three Months Ended December 31, 2001 and 2000	2

	Consolidated Condensed Statements of Operations -
	Nine Months Ended December 31, 2001 and 2000	3

	Consolidated Condensed Statements of Cash Flows -
	Nine Months Ended December 31, 2001 and 2000	4

	Notes to Consolidated Condensed Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosure of Market Risk	23

PART II.	Other Information

Item 1.	Legal Proceedings	24

Item 2.	Changes in Securities and Use of Proceeds	25

Item 6.	Exhibits and Reports on Form 8-K	26

Part I.  FINANCIAL INFORMATION

Item 1:

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)

(in millions)

December 31,	March 31,
2001	2001

ASSETS:
Cash and cash equivalents Marketable securities Trade and installment accounts receivable, net Other current assets TOTAL CURRENT ASSETS	$600 90 1,157 73 1,920	$763 87 1,622 171 2,643

Installment accounts receivable, due after one year, net	2,071	2,756
Property and equipment, net	742	794
Purchased software products, net	1,973	2,328
Goodwill and other intangible assets, net	5,005	5,400
Other assets	210	222

TOTAL ASSETS	$11,921	$14,143

LIABILITIES AND STOCKHOLDERS' EQUITY:
Loans payable and current portion of long-term debt	$1,213	$816
Other current liabilities	1,485	1,470
Long-term debt	2,592	3,639
Deferred income taxes	1,341	1,900
Deferred maintenance revenue	396	538
Stockholders' equity	4,894	5,780

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,921	$14,143

See Notes to Consolidated Condensed Financial Statements.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

(in millions, except per share amounts)

For the Three Months
Ended December 31,
2001	2000

Revenues:

Subscription based fees Software fees and other Maintenance Financing fees Professional services TOTAL REVENUES	$230 108 235 105 71 749	$	- 209 288 166 120 783

Operating Expenses:

Selling, general and administrative	457		624
Product development and enhancements	165		172
Commissions and royalties	74		88
Depreciation and amortization	275		279

TOTAL OPERATING EXPENSES	971		1,163

Loss before other expenses	(222)		(380)

Interest expense, net	53		88

Loss before income taxes	(275)		(468)

Income tax benefit	(44)		(126)

NET LOSS	$(231)		$(342)

BASIC LOSS PER SHARE	$(.40)		$(.59)

Basic weighted-average shares used in computation	576		577

DILUTED LOSS PER SHARE	$(.40)		$(.59)

Diluted weighted-average shares used in computation*	576		577

* Common share equivalents are not included since their effect would be antidilutive.

See Notes to Consolidated Condensed Financial Statements.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

(in millions, except per share amounts)

For the Nine Months
Ended December 31,
2001	2000

Revenues:

Subscription based fees Software fees and other Maintenance Financing fees Professional services TOTAL REVENUES	$557 323 741 351 224 2,196	$	- 1,740 820 490 415 3,465

Operating Expenses:

Selling, general and administrative	1,571		1,949
Product development and enhancements	509		521
Commissions and royalties	211		238
Depreciation and amortization	824		831
1995 Stock Plan	-		(184)

TOTAL OPERATING EXPENSES	3,115		3,355

(Loss) income before other expenses	(919)		110

Interest expense, net	179		265

Loss before income taxes	(1,098)		(155)

Income tax (benefit) provision	(234)		26

NET LOSS	$(864)		$(181)

BASIC LOSS PER SHARE	$(1.50)		$(.31)

Basic weighted-average shares used in computation	577		584

DILUTED LOSS PER SHARE	$(1.50)		$(.31)

Diluted weighted-average shares used in computation*	577		584

* Common share equivalents are not included since their effect would be antidilutive.

See Notes to Consolidated Condensed Financial Statements.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

(in millions)

For the Nine Months
Ended December 31,
2001	2000

OPERATING ACTIVITIES:
Net loss	$(864)	$(181)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation and amortization	824	831
Deferred income taxes	(472)	117
Compensation expense (gain) related to stock and pension plans	24	(146)
Decrease in non-current installment accounts receivable, net	687	221
Decrease in deferred maintenance revenue	(142)	(66)
Decrease in trade and current installment accounts receivable, net	470	328
Changes in other operating assets and liabilities, excluding
effects of acquisitions	145	(370)
NET CASH PROVIDED BY OPERATING ACTIVITIES	672	734

INVESTING ACTIVITIES:
Acquisitions, primarily purchased software, marketing rights
and intangibles, net of cash acquired	-	(178)
Settlement of purchase accounting liabilities	(48)	(351)
Disposition of businesses	-	158
Purchases of property and equipment, net	(22)	(86)
Purchases of marketable securities, net	(7)	(7)
Capitalized development costs and other	(42)	(36)
NET CASH USED IN INVESTING ACTIVITIES	(119)	(500)

FINANCING ACTIVITIES:
Debt repayments, net	(651)	(688)
Dividends paid	(23)	(24)
Exercise of common stock options and other	36	45
Purchases of treasury stock	(80)	(406)
NET CASH USED IN FINANCING ACTIVITIES	(718)	(1,073)

DECREASE IN CASH AND CASH EQUIVALENTS BEFORE
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(165)	(839)

Effect of exchange rate changes on cash	2	(7)

DECREASE IN CASH AND CASH EQUIVALENTS	(163)	(846)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	763	1,307

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$600	$461

See Notes to Consolidated Condensed Financial Statements.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2001

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the nine months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in Computer Associates International, Inc.'s (the "Registrant" or the "Company") Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

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

Net Loss Per Share: Basic loss per share and diluted loss per share are computed by dividing net loss by the weighted-average number of common shares outstanding for the period.

(in millions, except per share amounts)
For the Three Months		For the Nine Months
Ended December 31,		Ended December 31,
2001	2000	2001	2000

Net loss Diluted Loss Per Share	$(231)	$(342)	$(864)	$(181)
Weighted-average shares outstanding and
common share equivalents* Diluted Loss Per Share	$576 (.40)	$577 (.59)	$577 (1.50)	$584 (.31)
Diluted Share Computation
Weighted-average common shares outstanding Weighted-average stock options outstanding, net	576 -	577 -	577 -	584 -
Weighted-average shares outstanding and
common share equivalents*	576	577	577	584

*

Common share equivalents are not included since their effect would be antidilutive. If the three and nine month periods ended December 31, 2001 and 2000 had resulted in net income, the weighted-average shares outstanding and common share equivalents would have been 584 million for both three month periods and 585 and 594 million for the nine month periods, respectively.

Cash Dividends: In December 2001, the Company's Board of Directors declared its regular, semi-annual cash dividend of $.04 per share. The dividend was paid on January 9, 2002 to stockholders of record on December 21, 2001.

Statements of Cash Flows: For the nine months ended December 31, 2001 and 2000, interest payments were $214 million and $292 million, respectively, and income taxes paid were $150 million and $201 million, respectively.

Reclassifications: Certain prior year balances have been reclassified to conform with the current year's presentation.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2001

Segment Disclosure: The Company's chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenue, by geographic region, for purposes of assessing financial performance and making operating decisions. Accordingly, the Company considers itself to be operating in a single industry segment. The Company is principally engaged in the design, development, marketing, licensing and support of integrated eBusiness computer software solutions operating on a diverse range of hardware platforms and operating systems. The Company does not manage its business by solution or focus area. The Company has no individual customer that constitutes a significant concentration.

Comprehensive Loss: Comprehensive loss includes unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments included in net loss. The components of comprehensive loss, net of related tax, for the three-month and nine-month periods ended December 31, 2001 and 2000 are as follows:

(in millions)
For the Three Months		For the Nine Months
Ended December 31,		Ended December 31,
2001	2000	2001	2000

Net loss	$(231)	$(342)	$(864)	$(181)
Unrealized gain (loss) on marketable securities	1	-	(4)	-
Foreign currency translation adjustment	(17)	33	34	(51)
Total comprehensive loss	$(247)	$(309)	$(834)	$(232)

Accounts Receivable: Net trade and installment accounts receivable consist of the following:

(in millions)
December 31,	March 31,
2001	2001

Amounts due from customers within the next twelve months		$3,272	$3,602
Less:	Allowance for doubtful accounts	(371)	(389)
Net amounts expected to be collected		2,901	3,213
Less:	Unearned revenues - current	(1,744)	(1,591)
Net trade and installment accounts receivable - current		$1,157	$1,622

Amounts due from customers beyond the next twelve months		$5,046	$5,702
Less:	Allowance for doubtful accounts	(61)	(60)
Net amounts expected to be collected		4,985	5,642
Less:	Unearned revenues - non-current	(2,914)	(2,886)
Net installment accounts receivable - non-current		$2,071	$2,756

At December 31, 2001 and March 31, 2001, unearned revenues - current consists of unamortized discounts of $403 million and $553 million, respectively, unearned maintenance of $346 million and $462 million, respectively, unearned subscription based fee revenue of $927 million and $480 million, respectively, and unearned professional services of $68 million and $96 million, respectively.

At December 31, 2001 and March 31, 2001, unearned revenues - non-current consists of unamortized discounts of $574 million and $855 million, respectively, unearned maintenance of $417 million and $636 million, respectively, and unearned subscription based fee revenue of $1,923 million and $1,395 million, respectively.

Acquisition-related liabilities: As disclosed in the Company's Form 10-K for the fiscal year ended March 31, 2001, the Company acquired several businesses in fiscal year 2000 and prior. The acquisition related costs and remaining balances are provided below. The Company did not establish additional acquisition related liabilities associated with transactions completed in the first nine months of fiscal year 2002 or the full fiscal year 2001 since such liabilities were not material to the consolidated financial statements taken as a whole.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2001

(in millions)
Sterling		PLATINUM		Other
Duplicate		Duplicate		Duplicate
Facilities &	Employee	Facilities &	Employee	Facilities &	Employee
Other Costs	Costs	Other Costs	Costs	Other Costs	Costs

Balance at March 31, 1999:	$-	$-	$-	$-	$108	$26
New charges	169	304	268	183	-	12
Settlements	-	-	(88)	(115)	(8)	(18)
Adjustments	-	-	-	-	(73)	-

Balance at March 31, 2000:	$169	$304	$180	$68	$27	$20
Settlements	(30)	(302)	(53)	(19)	(4)	(7)
Adjustments	(39)	25	(28)	(4)	-	-

Balance at March 31, 2001:	$100	$27	$99	$45	$23	$13
Settlements	(14)	(5)	(14)	(13)	(4)	(4)
Adjustments	-	(10)	(10)	(1)	(8)	(2)

Balance at December 31, 2001:	$86	$12	$75	$31	$11	$7

The employee costs relate to involuntary termination benefits and the duplicate facilities & other costs relate to operating leases which expire at various times through 2010, negotiated buyouts of the operating lease commitments and other contractually related liabilities. The fiscal year 2001 Sterling Software, Inc. ("Sterling") and PLATINUM technology International, inc. ("PLATINUM") adjustments represent changes in the exit plan from its formulation until its finalization less than one year from the completion of the respective acquisition. The remaining acquisition adjustments, which resulted in a reduction to the corresponding liability and related goodwill, represent reductions due to a lower cost of settlement.

Divestiture: On October 31, 2000, the Company completed the sale of Sterling's Federal Systems Group ("FSG"), a provider of government consulting services, for approximately $150 million in cash. Since the Company did not note the occurrence of any events or trends that would have impacted the fair value of FSG since the purchase of Sterling, the Company viewed the selling price of FSG as an indicator of its fair value and adjusted the allocation of Sterling's purchase price. As a result, no gain or loss was recorded on the sale.

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

NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and SFAS No. 142, "Goodwill And Other Intangible Assets" ("SFAS 142"). SFAS 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic evaluations of impairment of goodwill balances. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact of adoption of SFAS 141 and SFAS 142. The Company amortized $126 million and $377 million of goodwill for the three and nine month periods ended December 31, 2001, respectively, and $128 million and $379 million for the three and nine month periods ended December 31, 2000, respectively.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2001

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires, among other things, that entities record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. This statement is not expected to have an impact on the Company.

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

RESULTS OF OPERATIONS

Revenue:

For the three months ended December 31, 2001:

Total revenue for the quarter ended December 31, 2001 decreased $34 million, or 4%, from the prior year's comparable quarter. The decrease was primarily due to the Company's transition to a new business model during the third quarter of fiscal year 2001, which resulted in a decrease in maintenance and financing fees from the prior year's comparable period, offset by new subscription based fees. In addition, in the third quarter of fiscal year 2001, approximately $140 million was recognized as revenue at contract signing under the Company's previous business model and was included in the "Software fees and other" line item on the accompanying Consolidated Condensed Statements of Operations. The new business model grants customers flexible contractual terms and conditions, none of which include acceptance terms and conditions, which result in product revenue from such contracts being recognized ratably over the term of the agreements. The revenue decrease is also attributable to a decline in professional services revenue of $49 million.

Subscription based fees totaled $230 million for the quarter ended December 31, 2001 and represents the ratable revenue recognized on contracts executed under the new business model. These types of contracts were not offered prior to the third quarter of fiscal year 2001. Due to the timing of the implementation of the new business model in the third quarter of fiscal year 2001, as well as when contracts were consummated during the quarter, subscription based fees were de minimis in the comparable prior year quarter.

Software fees and other decreased $101 million, or 48%, from the comparable prior year quarter due to the transition to license arrangements under the new business model. During this transition in the third quarter of fiscal year 2001, the Company recognized revenue upon contract signing for those contracts conforming to the Company's previous model. The Company recognizes royalties, as well as revenue from arrangements with distribution partners and OEM partners, under the line item "Software fees and other" on the accompanying Consolidated Condensed Statements of Operations.

Maintenance revenue for the quarter ended December 31, 2001 was $235 million, a decrease of $53 million, or 18%, from the quarter ended December 31, 2000. The decrease is attributable to agreements executed under the new business model which include maintenance revenue that is bundled with license revenue and, together, the maintenance and license revenue is recognized ratably over the term of the arrangement commencing upon delivery of the currently available software products. Under the new business model, such ratably recognized maintenance and license revenue is included in the "Subscription based fees" line item on the accompanying consolidated condensed statements of operations. Maintenance revenue will continue to decrease as deferred maintenance revenue under the Company's previous business model is amortized over the contract term, partially offset by new revenue earned from customers who elect to continue to receive optional maintenance at the expiration of the original contract term of their agreements.

Financing fees result from the initial discounting to present value of product sales with extended payment terms under the Company's previous business model and the subsequent increase of receivables to the amount due and payable by customers. This accretion of financing revenue on the receivables due in future years represents financing fees. Financing fees decreased $61 million, or 37%, compared to the quarter ended December 31, 2000, due to the discontinuance of offering contracts which were recorded under the previous business model. Financing fees will continue to decrease as they are amortized over the contract life.

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Professional services decreased $49 million, or 41%, from the prior year's comparable quarter, primarily as a result of the Company's shift in focus to professional services engagements that are centered around the Company's products. The decrease is also attributable to the Company's divestiture in October 2000 of the Sterling Federal Systems Group ("FSG"), a provider of professional services to governmental agencies, which contributed approximately $14 million to professional services revenue for the quarter ended December 31, 2000.

Total North American revenue for the third fiscal quarter decreased 6% over the prior year's third fiscal quarter. The decrease was largely a result of the Company's transition to the new business model during the third quarter of fiscal year 2001 which resulted in a decrease in maintenance and financing fees from the prior year's comparable period, offset by new subscription based fees. In addition, revenue was recognized at contract signing under the Company's previous business model in the third quarter of fiscal year 2001. North American revenue represented 62% and 63% of revenue for the December 2001 and December 2000 quarters, respectively.

	North
Three Months Ended	America	International

December 31, 2001	$ 462	$ 287
December 31, 2000	493	290

Price changes did not have a material impact in this quarter or the prior year's third fiscal quarter.

For the nine months ended December 31, 2001:

Total revenue for the nine months ended December 31, 2001 decreased $1.269 billion, or 37%, from the prior year's comparable period. The decrease was primarily a result of the Company's transition to the new business model as well as weaker economic conditions, which impacted information technology spending. Although weaker economic conditions and the transition to the new business model contributed to the revenue decrease, quantification of the impact these components had on such decrease is not readily determinable. The revenue decrease is also attributable to a decline in professional services revenue of $191 million.

Subscription based fees totaled $557 million for the nine months ended December 31, 2001 and represents the ratable revenue recognized on contracts executed under the new business model. These types of contracts were not offered prior to the third quarter of fiscal year 2001. Due to the timing of the implementation of the new business model, as well as when contracts were consummated, subscription based fees were de minimis in the prior year period.

Software fees and other decreased $1.417 billion, or 81%, from the comparable prior year period due to the transition to license arrangements under the new business model, in which revenue recognized at contract signing for the prior fiscal year period approximated $1.4 billion.

Maintenance revenue for the nine months ended December 31, 2001 was $741 million, a decrease of 10% from the nine month period ended December 31, 2000. The decrease is attributable to agreements executed under the new business model which include maintenance revenue that is bundled with license revenue and, together, the maintenance and license revenue is recognized ratably over the term of the arrangement commencing upon delivery of the currently available software products. Under the new business model, such ratably recognized maintenance and license revenue is included in the "Subscription based fees" line item on the accompanying Consolidated Condensed Statements of Operations. Maintenance revenue will continue to decrease as deferred maintenance revenue under the Company's previous business model is amortized over the contract term, partially offset by new revenue earned from customers who elect to continue to receive optional maintenance at the expiration of the original contract term of their agreements.

Financing fees decreased $139 million, or 28%, from the prior year's comparable period, due to the discontinuance of offering contracts which were recorded under the previous business model and will continue to decrease as they are amortized over the contract life.

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Professional services decreased $191 million, or 46%, from the prior year's comparable period, primarily as a result of the Company's divestiture of FSG, which contributed approximately $94 million to professional services revenue for the fiscal year to date period ended December 31, 2000, and the Company's shift in focus to professional services engagements that are centered around the Company's products.

Total North American revenue for the nine months ended December 31, 2001 decreased 40% over the prior year's comparable period largely as a result of the Company's transition to the new business model. North American revenue represented 65% and 68% of revenue for the year to date periods ended December 2001 and December 2000, respectively.

	North
Nine Months Ended	America	International

December 31, 2001	$ 1,425	$ 771
December 31, 2000	2,359	1,106

Price changes did not have a material impact year to date in fiscal year 2002 or in the comparable period in fiscal year 2001.

Costs and Expenses:

For the three months ended December 31, 2001:

Selling, general and administrative expenses for the third quarter of fiscal year 2002 decreased $167 million, or 27%, compared to the comparable prior year quarter. The decrease was largely attributable to the Company's emphasis on overall cost control measures, including the reduction in headcount of approximately 900 employees in October 2001, partially offset by severance costs of $16 million in the quarter ended December 2001. The headcount for the quarter ended December 31, 2001 was approximately 2,500 less than the prior year's comparable quarter. In addition, FSG contributed approximately $12 million of expenses in the prior fiscal year's comparable quarter.

Net product development and enhancement expenditures decreased $7 million, or 4%, for the third fiscal quarter of 2002 as compared to the prior year's third fiscal quarter. However, as a percentage of operating expenses, net research and development expenditures increased from approximately 15% in the third quarter of fiscal year 2001 to approximately 17% in the current year's comparable quarter. This resulted from the Company's continued focus on product development and enhancements, with an emphasis on adapting and enhancing products for the distributed processing and IBM's z/OS environments, as well as a broadening of the Company's eBusiness product offerings.

Commissions and royalties decreased $14 million, or 16%, for the third quarter of this fiscal year as compared with the prior year's comparable quarter. The decrease was principally the result of a reduction in contract bookings associated with the weaker economic environment for information technology spending. When comparing the second and third quarters of fiscal year 2002, commissions and royalties increased $10 million, or 16%, as a result of increased contract bookings quarter over quarter.

Depreciation and amortization expense in the third fiscal quarter of 2002 decreased $4 million, or 1%, over the third fiscal quarter of the prior year. The decrease was a result of scheduled reductions in the amortization of intangible assets associated with past acquisitions.

Net interest expense decreased $35 million, or 40%, for the third fiscal quarter of 2002 compared to last year's third fiscal quarter. Of the total amount, $18 million was a result of the decrease in the average variable interest rate and $17 million was due to the decrease in average debt outstanding.

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

For the nine months ended December 31, 2001:

Selling, general and administrative expenses for the nine month period ended December 31, 2001 decreased $378 million, or 19%, compared to the corresponding prior year fiscal period. Consistent with the first half of fiscal year 2002, the decrease was largely attributable to the Company's emphasis on overall cost control measures related to a reduction in the Company's headcount of approximately 3,000 employees for the period ended December 31, 2001 compared to the prior year period. FSG contributed approximately $84 million of expenses in the prior fiscal year's comparable period. In addition, there was a $31 million charge taken in the prior year first fiscal quarter relating to a client bankruptcy.

Net product development and enhancement expenditures decreased $12 million, or 2%, for the nine month period ended December 31, 2001, compared to the prior year's comparable period. The Company continued its focus on product development and enhancements, with an emphasis on adapting and enhancing products for the distributed processing and IBM's z/OS environments, as well as a broadening of the Company's eBusiness product offerings.

Commissions and royalties decreased $27 million, or 11%, for the year to date period ended December 31, 2001 as compared with the prior year's comparable period. The decrease was principally the result of a decline in contract bookings associated with the weaker economic environment for information technology spending.

Depreciation and amortization expense for the year to date period ended December 31, 2001 decreased $7 million, or 1%, as compared with the prior fiscal year period. The decrease was a result of scheduled reductions in the amortization of intangible assets associated with past acquisitions.

In June 2000, the Company recorded a special non-cash net gain of $184 million related to the settlement of litigation associated with stock awards made to three Company executives in June 1998 pursuant to the Company's 1995 Key Employee Stock Ownership Plan. The terms of the settlement provided for the executives to return a portion of their shares to the Company.

On a year to date basis, net interest expense decreased $86 million, or 32%, compared to fiscal year 2001. Of the reduction, $39 million was due to the decrease in the average variable interest rate and $47 million was a result of the decrease in average debt outstanding.

Operating Margins:

For the third quarter of fiscal year 2002, the pretax loss was $275 million as compared with the pretax loss of $468 million in the prior year's comparable quarter. On a year to date basis, the pretax loss was $1,098 million as compared with the pretax loss in the prior year's comparable period of $155 million, inclusive of a $184 million gain arising from the settlement of litigation associated with stock awards pursuant to the Company's 1995 Key Employee Stock Ownership Plan, partially offset by a $31 million write-off associated with a client bankruptcy. The net loss in the December 2001 quarter and on a year to date basis was primarily related to a decline in revenue associated with the Company's transition to the new business model, offset partially by a reduction in expenses of $227 million or 18%, for the December 2001 quarter compared to the December 2000 quarter, and a reduction in expenses of $326 million, or 9%, for the nine months ended December 31, 2001, as compared to the corresponding prior year period. The Company's consolidated effective tax rate was 16% and 27% for the quarters ended December 31, 2001 and 2000, respectively. The reduced tax rate (benefit) in the current year's third fiscal quarter reflects the greater impact of non-deductible amortization expense on the Company's annual estimated loss.

PRO FORMA RESULTS OF OPERATIONS

To provide comparable financial results, management's discussion and analysis is supplemented with separate pro forma financial information presented below. This pro forma information is presented in order to give effect to the purchase of PLATINUM and Sterling under the assumption that the Company, PLATINUM and Sterling

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

operated under the new business model since their inception. Pro forma operating results are calculated by adjusting prior period revenue recorded under the old business model to revenue recognized on a ratable basis under the new business model, exclusive of acquisition amortization and special items. Reconciliations of GAAP results to pro forma operating results for the three month and nine month periods ended December 31, 2001 and 2000 are provided below. While these results may not be indicative of operations had these acquisitions actually occurred on that date and had the Company historically been operating under the new business model, the Company believes they provide a meaningful basis for comparison during the transition to the new business model. Professional services revenue and total expenses are identical under both the new and previous business models; therefore, management's discussion and analysis of these captions has not been repeated under the pro forma results of operations. The following pro forma measures may not be comparable to similarly titled measures reported by other companies.

For the three months ended December 31, 2001:

The following represents a reconciliation of GAAP results to pro forma operating results for the quarters ended December 31, 2001 and 2000.

	(in millions, except per share amounts)
	Three Months Ended December 31,
	2001			2000

			Pro Forma			Pro Forma
	GAAP		Operating	GAAP		Operating
	Results	Adjustments	Results	Results	Adjustments	Results

Revenue	$ 749	$ 703(1)	$1,452	$ 783	$ 621(2)	$1,404
Total expenses	1,024	(239)(3)	785	1,251	(244)(3)	1,007

Pretax (loss) income	(275)	942(4)	667	(468)	865(4)	397
Income tax (benefit) provision	(44)	294(5)	250	(126)	275(5)	149

Net loss	$ (231)		N/A	$(342)		N/A
Net operating income	N/A		$ 417	N/A		$ 248

Diluted LPS	$(0.40)		N/A	$(0.59)		N/A
Shares used	576		N/A	577		N/A

Diluted operating EPS	N/A		$ 0.71	N/A		$ 0.42
Shares used	576	8(6)	584	577	7(6)	584

  Represents amortization of revenue previously recognized at contract signing from direct product sales in prior fiscal years for CA ($622), Sterling ($40) and PLATINUM ($41) as if revenue had been ratably recognized since their inception. CA acquired PLATINUM on May 28, 1999 and Sterling on March 31, 2000.

  Represents amortization of revenue previously recognized at contract signing from direct product sales in prior fiscal years for CA ($501), Sterling ($57) and PLATINUM ($63) as if revenue had been ratably recognized since their inception.

  Represents elimination of acquisition amortization.

  Represents the effect on pretax (loss)/income resulting from the adjustments to revenue and total expenses reflected in footnotes (1), (2) and (3).

  Represents tax effect of adjustments. The assumed effective tax rate approximated 37.5%.

  Common stock equivalents are included since they are no longer antidilutive.

Revenue:

Pro forma product and other revenue increased $97 million, or 8%, over the prior year's comparable quarter. Total pro forma revenue increased $48 million, or 3%, over last year's comparable quarter. The increase was attributable primarily to the ratable recognition of revenue that previously was deferred from contracts entered into during the prior twelve month period. Total pro forma revenue benefited from an increase in product and other revenue, partially offset by a decrease in professional services revenue of $49 million.

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	Product	Professional
Three Months Ended	And other	Services

December 31, 2001	$ 1,381	$ 71
December 31, 2000	1,284	120

Total North American pro forma revenue for the third fiscal quarter grew $38 million, or 4%, over the prior year's third fiscal quarter. Total international pro forma revenue for the third fiscal quarter grew $10 million, or 2%, over the prior year's third fiscal quarter. These increases resulted from continued growth in distributed platform product fees. North American pro forma revenue represented 64% and 63% of revenue for the December 2001 and December 2000 quarters, respectively.

	North
Three Months Ended	America	International

December 31, 2001	$ 929	$ 523
December 31, 2000	891	513

Operating Margins:

Excluding acquisition amortization, pro forma net operating income for the quarter ended December 2001 increased $169 million, or 68%, to $417 million compared to the quarter ended December 2000. The increase was attributable to an increase in revenue of $48 million generated from contracts previously deferred, as well as the Company's emphasis on cost control, including a commitment to manage overall headcount, including the October 2001 headcount reduction of approximately 5%. Excluding acquisition amortization, the Company's assumed effective tax rate was 37.5% for both of the December 2001 and December 2000 fiscal quarters.

For the nine months ended December 31, 2001:

The following represents a reconciliation of GAAP results to pro forma operating results for the nine month periods ended December 31, 2001 and 2000.

	(in millions, except per share amounts)
	Nine Months Ended December 31,
	2001			2000

			Pro Forma			Pro Forma
	GAAP		Operating	GAAP		Operating
	Results	Adjustments	Results	Results	Adjustments	Results

Revenue	$2,196	$2,138(1)	$4,334	$3,465	$660(2)	$4,125
Total expenses	3,294	(718)(3)	2,576	3,620	(579)(7)	3,041

Pretax (loss) income	(1,098)	2,856(4)	1,758	(155)	1,239(4)	1,084
Income tax (benefit) provision	(234)	893(5)	659	26	381(5)	407

Net loss	$ (864)		N/A	$ (181)		N/A
Net operating income	N/A		$1,099	N/A		$ 677

Diluted LPS	$(1.50)		N/A	$(0.31)		N/A
Shares used	577		N/A	584		N/A

Diluted operating EPS	N/A		$1.88	N/A		$ 1.14
Shares used	577	8(6)	585	584	10(6)	594

  Represents amortization of revenue previously recognized at contract signing from direct product sales in prior fiscal years for CA ($1,895), Sterling ($120) and PLATINUM ($123) as if revenue had been ratably recognized since their inception.

  Represents amortization of revenue previously recognized at contract signing from direct product sales in prior fiscal years for CA ($300), Sterling ($171) and PLATINUM ($189) as if revenue had been ratably recognized since their inception.

  Represents elimination of acquisition amortization.

  Represents the effect on pretax (loss)/income resulting from the adjustments to revenue and total expenses reflected in footnotes (1), (2), (3) and (7).

  Represents tax effect of adjustments. The assumed effective tax rate approximated 37.5%.

  Common stock equivalents are included since they are no longer antidilutive.

  Represents elimination of acquisition amortization and special items consisting of a special gain of $184 million associated with the 1995 Key Employee Stock Ownership Plan litigation and a $31 million write-off related to the bankruptcy filing of Inacom Corporation.

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Revenue:

Pro forma product and other revenue increased $400 million, or 11%, to $4.110 billion for the year to date period ended December 31, 2001 over the prior year's comparable period. Total pro forma revenue increased $209 million, or 5%, over the prior year's comparable period. Consistent with the quarter ended December 31, 2001 analysis, the increase was attributable primarily to the ratable recognition of revenue that previously was deferred from contracts entered into during the prior twelve month period. Total pro forma revenue benefited from an increase in product and other revenue, partially offset by a decrease in professional services revenue of $191 million.

	Product	Professional
Nine Months Ended	and other	Services

December 31, 2001	$ 4,110	$ 224
December 31, 2000	3,710	415

Total North American pro forma revenue for the nine month period ended December 31, 2001 grew $139 million, or 5%, over the comparable prior fiscal year period. Total international pro forma revenue increased $70 million, or 5%, for the fiscal period ended December 31, 2001 over the prior year's comparable period. These increases resulted from continued product growth, partially offset by a reduction in professional services revenue. North American pro forma revenue represented 64% of revenue for both the December 2001 and December 2000 year to date periods.

	North
Nine Months Ended	America	International

December 31, 2001	$ 2,762	$ 1,572
December 31, 2000	2,623	1,502

Operating Margins:

For the nine month period ended December 31, 2001, pro forma operating net income, excluding acquisition amortization, increased $422 million, or 62%, to $1.099 billion over the comparable prior fiscal year period, excluding acquisition amortization and special items ($184 million gain arising from the settlement of litigation associated with stock awards pursuant to the Company's 1995 Key Employee Stock Ownership Plan, partially offset by a $31 million write-off associated with a client bankruptcy). The increase was attributable to revenue previously deferred as well as the Company's emphasis to manage overall headcount, including the October 2001 headcount reduction of approximately 5%. Excluding acquisition amortization, the Company's assumed effective tax rate was 37.5% for the year to date periods ended December 31, 2001 and 2000.

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

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:

The Company's cash, cash equivalents, and marketable securities increased approximately $147 million from the September 30, 2001 balance of $543 million to $690 million as of December 31, 2001. Cash from operations and cash on hand as of September 30, 2001 were used to repay approximately $158 million in outstanding debt. Net cash generated from operations for the quarters ended December 31, 2001 and 2000 was $354 million and $462 million, respectively.

Cash from operations was lower in the third quarter of fiscal year 2002 as compared to the third quarter of fiscal year 2001 due to the collection of one-time up-front payments of approximately $250 million in the third quarter of fiscal year 2001 as compared to approximately $15 million in the third quarter of fiscal year 2002. The effect of the one-time up-front payments was partially offset by approximately $37 million in lower interest payments and improved collections in the quarter ended December 2001 than in the comparable prior year quarter.

For the nine months ended December 31, 2001 cash, cash equivalents, and marketable securities decreased approximately $160 million. Cash from operations of $672 million and cash on hand as of March 31, 2001 was used to repay over $650 million in outstanding debt and to fund stock repurchases of approximately $80 million.

The Company's bank credit facilities consist of a $2 billion four-year term loan and a $1 billion four-year revolving credit facility. As of December 31, 2001, $1.6 billion remained outstanding under the four-year term loan and there were no drawings under the four-year revolving credit facility. The interest rates of such debt are determined based on a ratings grid, which applies a margin to the prevailing London InterBank Offered Rate ("LIBOR").

In addition, the Company has established a $1 billion U.S. Commercial Paper ("CP") program to refinance some of its debt at more attractive interest levels. As of December 31, 2001, $267 million was outstanding under the CP program bearing interest rates averaging 3.1%. The Company also utilizes other financial markets in order to maintain its broad sources of liquidity. In fiscal 1999, $1.75 billion of unsecured Senior Notes were issued. Amounts borrowed, rates and maturities for each issue were $575 million at 6.25% due April 15, 2003, $825 million at 6.38% due April 15, 2005 and $350 million at 6.50% due April 15, 2008. As of December 31, 2001, $128 million was outstanding under the Company's 6.77% Senior Notes. These Notes call for annual repayment of $64 million each April until final maturity in 2003.

Unsecured and uncommitted multi-currency lines of credit are available to meet any short-term working capital needs for subsidiaries operating outside the U.S. These lines total U.S. $51 million, of which $17 million was drawn as of December 31, 2001.

Debt ratings for the Company's senior unsecured notes and its bank credit facilities are BBB+ and Baa1 from Standard & Poor's and Moody's Investor Services, respectively.

As of December 31, 2001, the cumulative number of shares purchased under the Company's various open market Common Stock repurchase programs was 169 million. The remaining number of shares authorized for repurchase was approximately 31 million.

The Company expects its long-standing history of providing extended payment terms to customers to continue under the new business model. However, it is expected that amounts due from customers beyond the next twelve months will continue to decrease as the Company reduces its average contract length from over five years in fiscal year 2001 to the Company's objective of approximately three years.

In October 2001, the Company undertook a reduction of its worldwide headcount by approximately 900 employees across all functional areas. The reductions, which were primarily in North America, reflected a five percent decrease in the Company's worldwide staffing levels. As a result, the Company incurred severance related costs, which are included in the "Selling, general and administrative" line item on the accompanying Consolidated Condensed Statements of Operations, of approximately $16 million, approximately $7 million of which was paid during the third quarter of fiscal year 2002.

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

On January 24, 2002, it was announced that the Company is considering the issuance of up to $1 billion in unsecured Senior Notes with five and ten year maturities in a transaction governed by Rule 144A under the Securities Act of 1933. It is intended that the proceeds will be used to repay part of the indebtedness outstanding under the Company's $2 billion four-year term loan and for general corporate purposes.

Capital resource requirements as of December 31, 2001 consisted of lease obligations for office space, computer equipment, mortgage or loan obligations, amounts due as a result of product and company acquisitions, and remaining severance related payments as noted above. It is expected that existing cash, cash equivalents, marketable securities, the availability of borrowings under credit lines and cash provided from operations will be sufficient to meet ongoing cash requirements.

Significant Accounting Policies and Business Practices

Pursuant to recent accounting guidance to disclose significant accounting policies and business practices that are deemed to be important to the transparency of the Company's financial condition, the Company has made the following disclosures:

Basis of revenue recognition

In October 2000, the Company announced a shift to its new business model, offering customers the flexibility and freedom to adapt to rapidly changing eBusiness requirements while reducing the risks and costs associated with traditional software licensing models. Under the new business model, customers can determine the length and dollar value of their software licenses. The new business model provides customers with the flexibility to subscribe to software under month-to-month licenses or choose cost certainty by committing to a longer-term arrangement. The new business model also permits customers to vary their software mix as their business and technology needs change, including the right to receive unspecified future software within designated product lines. The Company believes the new business model improves the visibility and predictability of the Company's revenue streams and reduces the uncertainty of quarterly revenue by recognizing license revenue on a ratable basis rather than on an up-front one-time basis as the Company did prior to the quarter ended December 31, 2000.

The terms of these new arrangements are structured such that product revenue is generally recognized ratably over the term of the license on a monthly basis over the life of the licensing arrangement which has impacted the Company's reported revenue on a GAAP basis. The portion of the license arrangement that is not recognized as revenue creates unearned subscription based fee revenue which will be recognized as revenue over the remaining term of the arrangement. While the new business model results in a change in how the Company recognizes revenue, the Company does not anticipate overall cash collected from customers to change since customers are expected to continue to pay fees over the contract period. In addition, costs continue to be recorded in the same fashion as under the Company's previous business model.

For a detailed description of the Company's revenue recognition policy, refer to Note 1 of the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

Accounts Receivable

As detailed in the table included in the accompanying Notes to the Consolidated Condensed Financial Statements, at December 31, 2001, the net accounts receivables on the balance sheet, after accounting for unearned revenue and the allowance for doubtful accounts, is $3.228 billion.

The Company completes an analysis of the allowance for doubtful accounts based on the portion of the accounts receivable that has been recognized as revenue. The Company performs a quarterly analysis to determine the appropriate allowance for doubtful accounts. This analysis includes various analytical procedures and a review of factors, including specific individual balances selected from a cross-section of the accounts that comprise total accounts receivable, the Company's history of collections of long-term contracts, as well as the overall economic environment.

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

IBM, HP, Sun, Compaq and Microsoft are by far the largest suppliers of systems software and, in most cases, are the manufacturers of the computer hardware systems used by most of the Company's customers. Historically, these operating system developers have modified or introduced new operating systems, systems software and computer hardware. Such new products could in the future incorporate features which perform functions currently performed by the Company's products or could require substantial modification of the Company's products to maintain compatibility with these companies' hardware or software. Although the Company has to date been able to adapt its products and its business to changes introduced by hardware manufacturers and system software developers, there can be no assurance that it will be able to do so in the future. Failure to adapt the Company's products in a timely manner to such changes or customer decisions to forego the use of the Company's products in favor of those with comparable functionality contained either in the hardware or operating system could have a material adverse effect on its business, financial condition and operating results.

Future product development is dependent upon access to third-party operating systems.

In the past, licensees using proprietary operating systems were furnished with "source code," which makes the operating system generally understandable to programmers, "object code," which directly controls the hardware and other technical documentation. Since the availability of source code facilitated the development of systems and applications software, which must interface with the operating systems, independent software vendors such as the Company were able to develop and market compatible software. IBM and other hardware vendors have a policy of restricting the use or availability of the source code for some of their operating systems. To date, this policy has not had a material effect on the Company. Some companies, however, may adopt more restrictive policies in the future or impose unfavorable terms and conditions for such access. These restrictions may, in the future, result in higher research and development costs for the Company in connection with the enhancement and modification of the Company's existing products and the development of new products. Although the Company does not expect that such restrictions will have this adverse effect, there can be no assurances that such restrictions or other restrictions will not have a material adverse effect on the Company's business, financial condition and operating results.

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

The Company's products are designed to improve the productivity and efficiency of its customers' information processing resources. In a recessionary environment, the Company's products are often a reasonable economic alternative for customers faced with the prospect of incurring expenditures to increase their existing information processing resources. However, a general slowdown in the world economy or a particular region could cause customers to delay or forego decisions to license new products or upgrades to their existing environments and this could adversely affect the Company's business, financial condition, and operating results.

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The markets for some or all the Company's key product areas may not continue to grow.

The Company has identified six product focus areas: Enterprise Management, Security, Storage, Portal and Business Intelligence, Application Life Cycle Management and Data Management and Application Development. Some or all of these areas may not continue to grow, may not grow at their current rates, may decline in growth or customers may decline or forego use of products in some or all of these focal areas. This is particularly true in newly emerging areas, such as portal and business intelligence. A decline in these focus areas could result in decreased demand for the Company's products, which would adversely impact its business, financial condition and operating results.

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

Historically, a significant percentage of the Company's quarterly transactions are finalized in the last few days of the quarter, which may impact financial performance. One of the intended benefits the Company anticipates from the new business model will be a more predictable revenue stream throughout the quarter. As customers continue to transition to the new business model, there are likely to be a large number of transactions that will be consummated in the last few days of the quarter, with the risk that some of these may not become final. Failure to finalize transactions in the last few days of the quarter could adversely affect the Company's business, financial condition and operating results.

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

The Company maintains a blend of both fixed and floating rate debt instruments. As of December 31, 2001, the Company's outstanding debt approximated $3.8 billion, with approximately $1.9 billion in fixed rate obligations. If market rates were to decline, the Company could be required to make payments on the fixed rate debt that would exceed those based on current market rates. Each 25 basis point decrease in interest rates would have an associated annual opportunity cost of approximately $5 million. Each 25 basis point increase or decrease in interest rates would have an approximate $5 million annual effect on variable rate debt interest based on the balances of such debt as of December 31, 2001.

Under the Company's previous business model, the Company offered financing arrangements with installment payment terms in connection with its software solution sales. The aggregate amounts due from customers includes an imputed interest element, which can vary with the interest rate environment. Each 25 basis point increase in interest rates would have an associated annual opportunity cost of approximately $14 million.

Foreign Currency Exchange Risk

The Company conducts business on a worldwide basis through subsidiaries in 45 countries. The Company is therefore exposed to movement in currency exchange rates. As part of its risk management strategy and consistent with prior years, the Company did not enter into any foreign exchange derivative transactions. In addition, the Company manages its level of exposure by denominating international sales and payments of related expense in the local currency of its subsidiaries. A 1% decline in all foreign currencies against the U.S. dollar would have an insignificant effect on the Company's net loss.

Equity Price Risk

The Company has minimal investments in marketable equity securities of publicly-traded companies. As of December 31, 2001, these investments were considered available-for-sale with any unrealized gains or losses deferred as a component of stockholders' equity. It is not customary for the Company to make investments in equity securities as part of its investment strategy.

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

In addition, three derivative actions, the first of which was filed on July 30, 1998, alleging misleading statements and omissions similar to those alleged in the Shareholder Action were brought in the NY Federal Court on behalf of the Company against a majority of the Company's directors. An additional derivative action on behalf of the Company, alleging that the Company issued 14.25 million more shares than were authorized under the 1995 Key Employee Stock Ownership Plan (the "1995 Plan"), also was filed in the NY Federal Court. These derivative actions have been consolidated into a single action (the "Derivative Action") in the NY Federal Court. The Derivative Action has been stayed. Lastly, a derivative action on behalf of the Company was filed in the Chancery Court in Delaware (the "Delaware Action") on September 15, 1998 alleging that 9.5 million more shares were issued to the three 1995 Plan participants than were authorized under the 1995 Plan. The Company and its directors who are parties to the Derivative Action and the Delaware Action have announced that an agreement has been reached to settle the Delaware Action and the Derivative Action. Under the terms of the proposed settlement, which is subject to dismissal of related claims by the NY Federal Court, the 1995 Plan participants returned 4.5 million shares of Computer Associates stock to the Company. The Chancery Court in Delaware has approved the settlement and both the Chancery Court and the NY Federal Court have dismissed the Derivative Action. One plaintiff has filed a notice of an appeal from the order of the NY Federal Court dismissing the action; the other parties to the litigation have filed a motion to dismiss the appeal. In the first quarter of fiscal year 2001, the Company recorded a $184 million gain in conjunction with the settlement.

On September 28, 2001, the United States Department of Justice filed a lawsuit alleging that the Company and PLATINUM technology International, inc. ("PLATINUM") had violated Federal antitrust laws, including alleged violation of the waiting period under the Hart-Scott-Rodino Act, in connection with the Company's acquisition of PLATINUM in May 1999. The maximum penalty is approximately $1.3 million. Although the ultimate outcome cannot be determined, management, after consultation and review with counsel, believes that the facts do not support the claims and that the Company and PLATINUM have meritorious defenses.

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

Item 2: Changes in Securities and Use of Proceeds

On November 9, 2001, the Company amended its Shareholders Right Agreement to advance the expiration date of the Rights from November 30, 2011 to November 30, 2006.

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits:

None

(b) Reports on Form 8-K:

The Registrant filed a Report on Form 8-K dated November 9, 2001 to report an event under Items 5 and 7.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER ASSOCIATES INTERNATIONAL, INC.

Dated: January 31, 2002	By:	/s/ Sanjay Kumar
Sanjay Kumar, President
and Chief Executive Officer

Dated: January 31, 2002	By:	/s/ Ira Zar
Ira Zar, Executive Vice President and
Principal Financial and Accounting Officer