Form 10-K
period 2002-03-31
COMPUTER ASSOCIATES INTERNATIONAL INC
filed 2002-05-15
CIK 356028

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[Ö]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-9247

Computer Associates International, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-2857434
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Computer Associates Plaza, Islandia, New York	11749
(Address of principal executive offices)	(Zip Code)

(631) 342-6000

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of Class)	(Exchange on which registered)
Common Stock, par value $.10 per share Series One Junior Participating Preferred Stock, Class A	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

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
The aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 10, 2002 was $7,721,378,603 based on a total of 443,757,391 shares held by non-affiliates and the closing price on the New York Stock Exchange on that date which was $17.40

Number of shares of stock outstanding at May 10, 2002:
578,512,106 shares of Common Stock, par value $.10 per share.

Documents Incorporated by Reference:
Part III - Proxy Statement to be issued in conjunction with the Registrant's Annual Stockholders' Meeting.

This Annual Report on Form 10-K contains certain forward-looking statements and information relating to Computer Associates International, Inc. (the "Company," "Registrant" or "CA") that are based on the beliefs and assumptions made by the Company's management as well as information currently available to management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and similar expressions, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, some of which are described under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors." Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements except as may be required by law.

PART I

Item 1. Business
(a) General Business Overview

   The Company is a leading enterprise software company. The Company's world-class solutions address all aspects of Process Management, Information Management and Infrastructure Management. The Company offers solutions in six focus areas under seven brand names: Unicenter® for Enterprise Management, eTrust™ for Security, BrightStor™ for Storage, CleverPath™ for Portal and Business Intelligence, AllFusion™ for Application Life Cycle Management and Advantage™ and Jasmine® for Data Management and Application Development. With its portfolio of software products and a professional services organization dedicated to understanding the needs of its customers, the Company is committed to meeting the technology requirements of businesses in every sector of the economy. The Company serves organizations in more than 100 countries including more than 95% of the Fortune 500®.

   Built upon a common infrastructure, the Company's solutions are available for use on a variety of mainframe and distributed systems. Because of its independence from hardware manufacturers, the Company provides customers with integrated solutions that are platform-neutral.

   The Company's products can be used on all major hardware platforms, operating systems and application development environments for enterprise computing. The operating environments include, among others, z/OS and OS/390 ("mainframe") from International Business Machines Corporation ("IBM"), Windows NT from Microsoft Corporation ("Microsoft"), UNIX, as provided by various hardware vendors such as Sun Microsystems, Inc. ("Sun"), Hewlett-Packard Company ("HP") and IBM, and most recently, the Linux operating system.

   The Company maintains a philosophy of internally developing products, exemplified by its flagship product family Unicenter®, the industry standard for enterprise management software, coupled with the acquisition of key technology, the integration of the two, and the establishment of a network of strategic alliances with key business partners. The Company's service philosophy is marked by a commitment to the development of an internal service staff focused on supporting the Company's software solutions and long-standing alliances with leading service providers.

   In fiscal year 2001, the Company announced its strategy to unlock shareholder value by spinning off or divesting technologies that have the potential to prosper on an independent basis. These actions will allow the Company to focus on its core technologies.

   As the first step in this strategy, the Company formed the wholly owned subsidiary, iCan-SP, Inc. ("iCan"), in fiscal year 2001 to service the hosted software market. iCan's first product offering, the iCan Provider Suite™, is a fully integrated operational support system designed specifically for the service provider industry.

   In fiscal year 2001, the Company also divested the former Sterling Software, Inc.'s Federal Systems Group, its government consulting division, to Northrop Grumman for approximately $150 million in cash. In furtherance of this strategy, in April 2002, the Company divested many of the assets comprising its interBiz™ division. The interBiz banking solutions were not sold as part of the divestiture.

   In October 2000, the Company also announced a shift in its Business Model (the "new Business Model"), offering customers the flexibility and freedom to adapt to rapidly changing requirements while reducing the risks and costs associated with traditional software licensing models. Under the new Business Model, customers can determine the length and dollar value of their software licenses. For example, the new Business Model provides customers with the flexibility to subscribe to software under month-to-month licenses or choose cost certainty by committing to a longer-term arrangement. The new Business Model also permits customers to vary their software mix as their business and technology needs change. For example, customers can contract for the right to receive unspecified future software within designated product lines.

   In March 2000, the Company acquired Sterling Software, Inc. ("Sterling") through an exchange of stock. Sterling's software solutions are used to create, control, automate and manage both traditional and enterprise systems. Sterling's portal technology provides access to data stored in corporate databases in the same way that Internet content portals provide access to the wealth of content on the Web. The acquisition was accounted for using the purchase method of accounting. See Note 2 of the Notes to Consolidated Financial Statements for additional information concerning acquisitions.

   In May 1999, the Company acquired PLATINUM technology International, inc. ("PLATINUM") in a cash transaction. PLATINUM was engaged in the design, development, marketing and support of database tools and utilities, tools for enterprise management and data warehousing and provided a wide range of professional services. The acquisition was accounted for using the purchase method of accounting. See Note 2 of the Notes to Consolidated Financial Statements for additional information concerning acquisitions.

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

   See Note 4 of the Notes to Consolidated Financial Statements for financial data pertaining to the Company's geographic operations.

(c) Narrative Description of Business

Products

   The Company offers a wide array of products under its seven brand names in three strategic categories and six focus areas - the Company's 3 x 6 Strategy. The strategic categories are Process Management, Information Management and Infrastructure Management. The six focus areas are Enterprise Management, Security, Storage, Portal and Business Intelligence, Application Life Cycle Management and Data Management and Application Development.

   The Company's products manage the complex, heterogeneous systems upon which businesses depend. The Company's solutions enable customers to use the latest technologies while preserving their substantial investments in hardware, software and staff expertise. By employing a common infrastructure, the Company's developers create modular software designed to be continually and consistently improved. This pragmatic approach protects customers' investments by using scalar, evolutionary change rather than revolutionary disruption and waste.

   The Company is a leading independent supplier of software solutions for IBM mainframes as well as for distributed platforms. For over 26 years, CA solutions have enabled the Company's customers to better manage the complex mainframe environment by providing them with the tools to measure and improve computer hardware and software performance and programmer productivity. The Company's solutions, including security, scheduling, storage, automation, performance and output management products, interface with the latest release of all major hardware suppliers to manage complex mainframe and distributed platform environments in an improved manner.

   The Company's software architecture is specifically designed to assist customers' migration from a mainframe environment to distributed computing or to build new distributed systems. As the information technology landscape has changed, the Company's distributed solutions have been among the industry leaders.

   The Company's solutions also benefit from cross-product features. For example, the benefits of the Company's security offerings have been incorporated into storage and portal solutions. Such sharing of technology provides customers with robust and complete solutions.

   The Company recently announced an internal reorganization designed to align its business more closely with the interests of its customers. As part of the reorganization, five brand units were formed around the Company's brands - Unicenter, eTrust, BrightStor, CleverPath and AllFusion, and Advantage and Jasmine. Each brand unit will have dedicated development, marketing, product support and quality assurance teams. The reorganization does not affect the sales force and the Company expects that the vast majority of its customers will continue to be serviced by the same sales and sales support teams.

The Company's Three Strategic Categories

Process Management

   The Company's Process Management solutions monitor and manage critical business processes. True process management requires two levels of integration: integration of an enterprise's existing back-end systems with its new web-based systems and business-to-business ("B2B") integration between an enterprise and its partners, suppliers and service providers. The Company's application development, deployment and integration tools, such as its Advantage family of solutions, are integrated, open-standards-based and designed to assist customers in managing critical business processes.

Information Management

   The Company's unified information management solutions deliver Application Life Cycle Management, Data Management and Application Development and unique Portal and Business Intelligence capabilities. The Company provides the optimal business platform, enabling comprehensive integration of business processes, applications, databases, partner systems and data. The Company's innovative portal solution consolidates many sources of information and provides the ability to personalize it for a customer's needs. The Company's predictive analysis technology adds the ability to predict business outcomes by analyzing both historical and current session data. By presenting customers with the information in which they are most likely to be interested, this solution increases overall satisfaction with personalized service to ensure customer loyalty and drives sales through cross-selling and up-selling techniques. The Company believes that these solutions provide a competitive advantage, enabling customers to find new prospects and business opportunities. From powerful Application Life Cycle Management to Portal and Business Intelligence, the Company's information management solutions enable historical and real-time data access, analysis and dissemination for processing transactions across the extended enterprise.

Infrastructure Management

   Infrastructure is the cornerstone of any business. Every resource - from traditional IT to wireless and other pervasive computing devices - must be managed in a cohesive, integrated fashion to deliver uninterrupted availability and support. Building upon the strength of its core competency, the Company offers a complete set of industry-proven, highly scalable infrastructure solutions. These solutions range from the comprehensive end-to-end management capabilities of Unicenter to solutions that meet specific needs such as security and storage.

The Company's Six Focus Areas

   The six focus areas within the Company's strategic categories are: Enterprise Management, Security, Storage, Portal and Business Intelligence, Application Life Cycle Development and Data Management and Application Development.

Enterprise Management: Unicenter®

   The Company's Unicenter family of solutions provides true cross-platform enterprise management solutions that address the major challenges facing today's IT professionals including network and systems management, automated operations, IT resource management, database management, web infrastructure management and application management.

   Unicenter has become the industry standard for enterprise management software. The Company's Unicenter family enables IT professionals to manage dynamic, complex and heterogeneous infrastructures from a centralized perspective. Furthermore, Unicenter helps organizations understand and assess their IT investment by linking the availability and performance of all aspects of the infrastructure, including databases, web servers, applications and more, with business policies and objectives. Finally, Unicenter leverages a unique, modular yet integrated architecture that enables customers to solve their IT challenges at their own pace and grows as the customer's needs evolve. This design, together with innovative visualization, predictive and automation technologies, delivers powerful management and scalability to companies of all sizes.

   In the past 12 months, the Company has released a number of solutions including Unicenter® Wireless Network Management, Unicenter® Management for WebSphere, Unicenter® Management for WebLogic, Unicenter® Mobile Device Management and Unicenter® Service Level Management. This is part of the Company's ongoing commitment to extend the power of Unicenter to new platforms, new devices and emerging infrastructure elements.

   The Company also offers a complete line of enterprise management solutions for the mainframe environment. The Company's leading management solutions include Job Management: (Unicenter® CA-7® and Unicenter® CA-11™, Unicenter® CA-Scheduler®, Unicenter® CA-Jobtrac®); Output Management: (Unicenter® CA-View®, Unicenter® CA-Deliver™, Unicenter® CA-Dispatch™, Unicenter® CA-Spool™); Automation: (Unicenter® CA-OPS/MVS®, Unicenter® CA-MIM™); and Performance Management and Accounting: (Unicenter® NeuMICS®, Unicenter® CA-JARS®, Unicenter® CA-SYSVIEW®/E). These products provide highly scalable, fault-tolerant and fully integrated management solutions for the mainframe environment.

Security: eTrust™

   Securing today's business environment has become more complex as the enterprise now includes Internet-driven global networks and eCommerce operations. The Internet has opened the door to millions of end users, exposing websites, valuable corporate information, mission-critical business applications and consumers' private information to more risk than ever before. Key challenges for enterprises today are managing multiple security technologies needed to protect against these new threats. The Company's enterprise solutions address these issues, providing a critical element to any customer's business initiative: end-to-end security infrastructure.

   Through its eTrust brand, the Company delivers solutions to manage the security of any computing environment. The eTrust security family of products protects environments from malicious attacks, on platforms ranging from mainframe to web and business applications. eTrust solutions provide comprehensive end-to-end security through antivirus, content inspection, intrusion detection/vulnerability assessment, log consolidation user provisioning, secure user access and access control technologies, among others. Solutions included are eTrust™ Access Control, eTrust™ Admin, eTrust™ Antivirus, eTrust™ Audit, eTrust™ Policy Compliance, eTrust™ Single Sign-On, eTrust™ PKI, eTrust™ CA-ACF2® Security and eTrust™ CA-Top Secret® Security. The Company's security solutions offer immediate value to its customers by delivering an enterprise-wide view of security, which can automate the process of applying business-driven security policies across heterogeneous systems. As a result, the Company believes its customers have better risk management and a lower total cost of ownership from security solutions that work together and extend to other Company solutions as well as third-party products.

   The Company recently announced a new enterprise security solution called eTrust™ 20/20. eTrust 20/20 will deliver a new line of defense against potential attacks, theft, corporate espionage and policy violations. This patent pending technology will provide visual insight into both physical and IT security events, thus allowing security managers to pinpoint even the most subtle security indicators in large, complex work environments. eTrust 20/20 will visually highlight abnormal events and trends and give security managers a more comprehensive tool for analyzing and reviewing meaningful information from large amounts of data collected from both physical and IT security systems.

Storage: BrightStor™

   The Company's BrightStor platform-neutral storage management solutions integrate today's disparate offerings from across the industry and provide the solid infrastructure for end-to-end storage management, operations and Best Practices. As an integrated family of products, BrightStor helps customers protect and manage data, from an application perspective, across all major platforms and storage architectures. The Company offers BrightStor solutions such as BrightStor™ Portal, BrightStor™ Storage Resource Manager and BrightStor™ ARCserve® Backup.

   BrightStor Portal provides a single point of management, integrating storage functions across the enterprise. It is the first in an emerging class of next generation storage management capabilities known as Enterprise Storage Automation. The result is a flexible, scalable platform that simplifies management of storage resources across heterogeneous protocols and multi-vendor hardware.

   The Company also offers BrightStor Storage Resource Manager (BrightStor SRM), which provides centralized management of storage resources. This cross-platform solution analyzes, manages, reports, schedules and automates networked storage resources across distributed and centralized environments in the enterprise.

   The Company also provides a full line of mainframe storage management products that are leaders in the areas of automated tape management: (BrightStor™ CA-1® and the BrightStor™ CA-Dynam® family); DASD management: (BrightStor™ CA-Disk™, BrightStor™ CA-ASM2®, BrightStor™ CA-Allocate™); and storage resource management: (BrightStor™ CA-Vantage™, BrightStor™ CA-ASTEX®).

Portal and Business Intelligence: CleverPath™

   Helping customers collaborate, deliver high customer service and make intelligent decisions requires the ability to determine relevant information based on the vast amounts of available data. The Company's CleverPath family includes unified Portal and Business Intelligence solutions that deliver portal, knowledge management, predictive analysis and visualization capabilities. The CleverPath™ Portal presents information in a personalized environment, integrating and delivering information in a format suited to individual preferences. Predictive analysis adds intelligence to help customers identify new opportunities. Visualization capabilities can differentiate a customer from its competition by presenting information in novel and attractive ways. It enables customers to understand vast amounts of data in a single glance, using images, sound and animation.

   In the past 12 months, the Company has delivered new releases of CleverPath™ Predictive Analysis Server, CleverPath™ Aion® Business Rules Expert, three new releases of CleverPath™ Portal and an initial release of a new product, CleverPath™ Enterprise Content Manager (CleverPath ECM). In addition to delivering support for a broad range of new and emerging standards, these new releases also integrate with web services. This allows solutions to be deployed to virtually any wireless or mobile device, included in hundreds of downloadable portlets that ensure integration with today's most popular applications and address the growing need to store, manage, control, and access digital assets across the enterprise.

Application Life Cycle Management: AllFusion™

   The Company offers AllFusion, a family of comprehensive solutions for end-to-end application life cycle management that enables customers to control the costs of developing, maintaining and managing business applications across the enterprise. Three integrated suites address the needs of modern application development. These suites are the: AllFusion™ Modeling Suite, AllFusion™ Change Management Suite and AllFusion™ Process Management Suite.

   AllFusion Modeling Suite simplifies and accelerates the complex aspects of analyzing, designing and implementing applications and business processes and includes the data modeling solution AllFusion™ ERwin® Data Modeler (formerly known as ERwin®). AllFusion Change Management Suite provides a single, integrated point of control for streamlining and coordinating software change processes throughout the IT environment and throughout the entire application life cycle. It includes a comprehensive solution for change and configuration management of distributed environments, AllFusion™ Harvest Change Manager (formerly known as CCC®/Harvest), as well as mainframe-based development control AllFusion™ Endevor® Change Manager (formerly known as Endevor®). AllFusion Process Management Suite delivers an integrated, complete business process and project management solution and includes AllFusion Process Library (formerly known as Process Continuum™: Process Library™) which serves as the enterprise repository of hundreds of industry Best Practices.

   The Company's life cycle management solutions enable companies to model, develop, deploy, test and manage change for applications enterprise-wide. They are designed to help customers increase staff productivity and shorten development cycle times while ensuring that application designs accurately fulfill business requirements.

Data Management and Application Development: Advantage™ and Jasmine®

   eBusiness models depend on reliable and flexible business processes that must be integrated both within and across organizational boundaries through the use of enterprise application integration (EAI) and business-to-business integration (B2BI) technologies. The applications driving these business processes require dependable, reliable and accurate data. With the Advantage family of solutions, the Company offers application development, enterprise reporting and industrial-strength databases as well as the services necessary to rapidly integrate applications, databases and business partner systems, and transport and messaging services via XML (eXtensible Markup Language), which allows applications to communicate and share data over the Internet, regardless of operating system, device or programming language. The Company's application development, deployment and integration tools are integrated and open-standards-based, covering platforms from mainframes to wireless devices.

   The Company's Advantage family of application development solutions offer a comprehensive range of design, creation and delivery options to meet customers' business needs. These solutions support an extensive range of environments, from high-end enterprise servers such as mainframes and UNIX to midrange computing environments such as Windows 2000, Netfinity and AS/400 and offer the latest wireless, Java and Enterprise JavaBean ("EJB") development environments. The Advantage family of solutions include the following cross-platform technologies: database management systems, application development tools, application integration and data transformation tools.

   Also included in this focus area is Jasmine, the Company's brand of object-oriented solutions. Jasmine provides an object database for efficient storage and management of complex content such as XML documents and multimedia, business application objects and the complex interrelationships between them.

CA Common Services™

   Within each focus area, the Company's solutions are integrated, platform-neutral, open-standards-compliant, scalable and extensible. Because they leverage CA Common Services, these solutions provide simplified, streamlined sharing of data and information across heterogeneous environments. They include integrated services for building and deploying robust, safe, manageable, scalable and reliable applications (such as messaging, compression, naming, cache management, publish/subscribe and transaction management) as well as shared management functions and technologies (for example, EnterpriseDiscovery™, calendar and event management). CA Common Services enable the Company's solutions to be deployed standalone, or to interoperate with one another, giving customers the freedom to choose the solution or combination of solutions they need today with assurances that they will work together. CA Common Services also extend to third-party solutions, allowing organizations to leverage existing investments. The Company's portal technology integrates with each of its other solutions, providing a common web-based user interface and advanced visualization. Organizations benefit from this commonality across the Company's solutions through simplified configuration, management and reduced training costs. The openness and extensibility via CA Common Services give customers the flexibility to leverage their existing technologies and adopt new ones as their businesses evolve.

Professional Services

   Historically, the Company's professional services organization has been responsible for providing a broad spectrum of services ranging from education and training to consulting, implementation and comprehensive outsourcing. During fiscal year 2001, the Company refocused its services operations specifically on engagements involving the Company's products. Therefore, the Company no longer offers services related to non-CA products and is phasing out non-CA product service engagements such as staff augmentations. Such non-CA product services typically have lower margins and do not support the Company's overall product initiatives. Focusing on CA product-related services improves the deployment speed of the Company's solutions, which the Company believes will lead to universal satisfaction and greater follow-on sales.

Sales and Marketing

   The Company distributes, markets and supports its products on a worldwide basis through its own employees and a network of independent value-added resellers ("VARs"), distributors and dealers. The Company has approximately 5,700 sales and sales support personnel, including the pre-sales and the customer relations organization, engaged in promoting the licensing of the Company's products.

   The Company's worldwide sales organization is aligned geographically. Each geographic territory offers the complete spectrum of CA solutions within the Company's 3 x 6 Strategy. A separate Strategic Accounts Group within each territory provides additional services to large customers, including facilities managers. Facilities managers deliver data processing services using the Company's products, to those companies that prefer to outsource their computing processing operations.

   The Company also operates through branches and subsidiaries located in 45 foreign countries. Each of these organizations has sales executives who market all or most of the Company's products in their respective territory. Approximately 38% of the Company's revenue in fiscal year 2002 was derived from operations outside the United States. In addition, the Company's products are marketed by independent distributors in those limited areas of the world where it does not have a direct presence. Revenue from independent distributors accounted for less than 1% of the Company's fiscal year 2002 revenue.

   Under certain circumstances, the Company will engage, on a non-exclusive basis, customers and other third parties as resellers of certain of the Company's products. The Company also actively encourages VARs to market the Company's products. VARs often bundle the Company's products with specialized consulting services to provide customers with a complete solution. Such VARs generally service a particular market or sector and provide enhanced user-specific solutions.

   During the past several years, the Company has formed a number of key strategic alliances with leading technology providers throughout Asia. By aligning with local technology providers in a particular geographic area, these joint ventures offer additional avenues through which the Company's technology and software solutions can be introduced to the IT community. Many of these joint ventures are in the early stages of operations.

   The Company's marketing groups produce all of the user documentation for the Company's products, as well as promotional brochures, advertising and other business solicitation materials. These groups perform all phases of creative development and production, including writing the requisite materials, editing, typesetting, photocompositions and printing. Pursuant to the Company's recently announced reorganization, each brand unit will have its own marketing team.

Licensing

   The Company does not sell or transfer title to its products to its customers. The products are licensed on a "right-to-use" basis pursuant to license agreements. Such licenses generally require that the customer use the product only for its internal purposes at its own computer installation. In addition, the Company offers license agreements to facility managers, which enable them to use the Company's software in conjunction with their outsourcing business.

   The Company also offers licenses for products and groups of products based on the size of an enterprise's computing power as measured in MIPS (millions of instructions per second). Under this option, the customer is free to reallocate hardware or modify user configurations without incremental costs. Similar licensing alternatives are available for the Company's client/server UNIX-based software products. The non-mainframe (distributed) Unicenter family of products is licensed on a tiered server basis. Distributed programs may also be licensed on a server basis or on a specified instance basis (such as the number of users). Products sold through third-party VARs, distributors and dealers are generally subject to distribution agreements and end-user "shrink-wrap" licenses.

   Under its standard form of license agreement, the Company warrants that its products will perform in accordance with specifications published in the product documentation.

   Prior to the introduction of the new Business Model, the Company offered several types of software licenses. Under those license forms, hereinafter referred to as the "old Business Model," the customer agreed to pay a fixed license fee for the use of the software and either an annual usage and maintenance fee or an annual optional maintenance fee for as long as the customer elected to continue to receive maintenance services. If maintenance was elected throughout the license term, the maintenance fees typically approximated 20% of the aggregate license and maintenance fees. Where applicable, payment of the maintenance fee entitled the customer to receive technical support for the product, as well as the right to receive all enhancements and improvements (excluding features subject to a separate charge) to the product developed by the Company during the period covered. A significant number of the Company's customers elected to license the Company's products under a variety of installment payment options. These options primarily incorporated license fees and optional maintenance fees into annual or monthly payments ranging from one to ten years.

   On October 25, 2000, the Company announced the new Business Model that allows customers to vary their software mix as their business needs change, providing customers with the freedom to use a variety of software products during the license period and providing unspecified future deliverables as a component of the contract. The terms of these new arrangements are structured such that product revenue is generally recognized ratably over the term of the license, which generally ranges from one to five years. Customers benefit from these new arrangements by finding more flexibility in licensing the Company's software products, gaining an improved, cost-effective way of doing business, mapping the growth of their technology to the growth of their business and allowing their costs to be more predictable. The Company believes the new Business Model provides a more simple, flexible and cost-effective way to do business by allowing customers to leverage their software budgets to meet their challenges while reducing the risks and costs associated with traditional software licensing.

   By recognizing license revenue on a ratable basis rather than on an up-front one-time basis, the new Business Model also is intended to improve the visibility and predictability of the Company's revenue streams. For this reason, the introduction of the new Business Model has impacted the Company's reported revenue. Under the new Business Model, deferred subscription revenue is recorded at the time of sale for the value of license revenue that has not been reported as revenue. This amount is amortized into revenue over the remaining term of the arrangement.

   A contract entered into in connection with the new Business Model will result in less immediate up-front revenue than under the old Business Model, although the total amount of revenue recognized over the life of the contract will be the same. Since this differs from the way the Company previously recognized revenue and since the Company's customers typically enter into multi-year contracts, the Company's reported revenue has declined from historical levels. As the Company continues to build deferred subscription revenue, a contractually committed source of future revenue, a more significant portion of the Company's revenue will be earned from contracts booked in earlier periods under the new Business Model.

   While the new Business Model causes the Company to change the way it recognizes revenue, it does not necessarily change the Company's overall expected cash generated from operations, since customers are expected to continue to pay fees over the contract period. In addition, costs continue to be recorded in the same fashion as under the Company's old Business Model.

   To assist investors in evaluating the Company's financial performance, in addition to reported results, the Company has provided pro forma revenue and operating earnings (excluding acquisition amortization and special items) for the current and prior year. These pro forma results assist in the comparison of the Company's performance this year versus the prior year. The Company constructed its pro forma financial statements by analyzing the historical revenue data from the Company and from recent acquisitions - Sterling and PLATINUM - and presenting the revenue and operating earnings performance (excluding acquisition amortization and special items) as if the Company had always operated under the new Business Model. This included the calculation of an average contract life for the Company's, as well as Sterling's and PLATINUM's, up-front license revenue and amortizing such revenue over the average contract life. Costs are consistently recorded from reported to pro forma results. These pro forma measures may not be comparable to similarly titled measures reported by other companies.

Competition and Risks

   Current and potential stockholders should consider carefully the risk factors described in Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations" below. Any of these factors, or others, many of which are beyond the Company's control, could negatively affect revenue, profitability or cash flow in the future.

Proprietary Rights

   The products of the Company are treated as trade secrets, which contain confidential information. The Company relies on its contractual agreements with customers as well as its own security systems and confidentiality procedures for protection. In addition to obtaining patent protection for new technology, the Company protects its products, their documentation and other written materials under copyright law. The Company also obtains trademark protection for its various product names. The Company periodically receives notices from third parties claiming infringement by the Company's products of third-party proprietary rights. The Company expects that its software will be subject to such claims more frequently as the number of products and competitors in the Company's industry grows and the functionality of products overlap. Such claims could result in litigation, which could be costly and/or result in licensing arrangements on unfavorable terms to the Company, including the payment of royalties to third parties. The Company's business could be adversely affected by such litigation and licensing arrangements and by any inability on its part to develop substitute technology.

Customers

   No individual customer accounted for a material portion of the Company's revenue during any of the past three fiscal years. Since the majority of the Company's software is used with relatively expensive computer hardware, most of its revenue is derived from companies that have the resources to make substantial commitments to data processing and computer installations. The majority of the world's major companies use one or more of the Company's software products, including more than 95% of the Fortune 500. The Company's software products are generally used in a broad range of industries, businesses and applications. The Company's customers include manufacturers, financial services providers, banks, insurance companies, educational institutions, hospitals and government agencies.

Product Development

   To date, the Company has been able to adapt its products to the rapid changes in the computer industry and, as described more fully herein, the Company believes that it will be able to do so in the future. Computer software vendors must also continually ensure that their products are compatible with the newest generations of computer hardware equipment and meet the needs of customers in the ever-changing marketplace. Accordingly, the Company has the policy of continually enhancing, improving, adapting and adding new features to its products, as well as developing additional products. The Company expects that it will continue to be able to enhance its products to be compatible with the latest hardware offerings. This depends in part on the continued cooperation of hardware equipment manufacturers who provide technical interface information to the Company. There is no assurance this information will continue to be provided voluntarily.

   The Company offers facilities (referred to as "eSupport") for many of its software products whereby problem diagnosis, program fixes and access to the Company's customer support databases and other information sources are provided online between the customer's installation and the support facilities of the Company. These services have contributed to the Company's ability to provide maintenance more efficiently.

   Product development is primarily performed at the Company's facilities in San Diego, California; Maitland, Florida; Lisle, Illinois; Framingham, Massachusetts; Mount Laurel, New Jersey; Princeton, New Jersey; Islandia, New York; Cincinnati, Ohio; Pittsburgh, Pennsylvania; Plano, Texas and Herndon, Virginia. The Company also performs product development in Sydney, Australia; Vienna, Austria; Brussels, Belgium; Vancouver, Canada; Ditton Park, England; Paris, France; Darmstadt, Germany; Tel Aviv, Israel; and Milan, Italy. For fiscal years ended March 31, 2002, 2001 and 2000, product development and enhancements charged to operations were $678 million, $695 million and $568 million, respectively. In fiscal years 2002, 2001 and 2000, the Company capitalized $53 million, $49 million and $36 million, respectively, of internally developed software costs. Pursuant to the Company's recently announced reorganization, each of the Company's brand units will have its own product development group.

   Certain products of the Company were acquired from other companies and individuals. The Company continues to seek synergistic companies, products and partnerships. The purchase price of acquired products (such as purchased software) is capitalized and amortized over the useful life of such products over a period not exceeding seven years.

Employees

   As of March 31, 2002, the Company had approximately 16,600 employees. Of this total, approximately 2,700 were located at its headquarters facility in Islandia, New York, approximately 7,000 were located at other offices in the United States, and approximately 6,900 were located at its offices in foreign countries. Of the total employees, approximately 4,700 were engaged in product development efforts, 2,300 were part of the professional services organization and 5,700 were engaged in sales and support functions including the pre-sales and the customer relations organization. The Company believes its employee relations are excellent.

(d) Financial Information About Geographic Areas

   See Note 4 of the Notes to Consolidated Financial Statements for financial data pertaining to the Company's geographic operations.

Item 2. Properties

   The principal properties of the Company are geographically distributed to meet sales and operating requirements. All of the properties of the Company are generally considered to be both suitable and adequate to meet current operating requirements.

   The Company leases approximately 140 office facilities throughout the United States. The Company has approximately 170 office facilities outside the United States. Expiration dates on material lease obligations extend to 2023.

   The Company owns an 850,000 square foot Corporate Headquarters in Islandia, New York, as well as various office facilities in the United States ranging from 1,000 to 250,000 square feet. The Company owns two office facilities in Germany totaling approximately 120,000 square feet, one office facility in Italy with approximately 140,000 square feet and a 250,000 square foot European Headquarters in the United Kingdom.

   The Company owns various computer, telecommunications and electronic equipment. It also leases mainframe and distributed computers at the Company's facilities in Islandia, New York and Lisle, Illinois. This equipment is used for the Company's internal product development, for technical support efforts and for administrative purposes. The Company considers its computer and other equipment to be adequate for its needs. See Note 7 of the Notes to Consolidated Financial Statements for information concerning lease obligations.

Item 3. Legal Proceedings

   The Company, Charles B. Wang, Sanjay Kumar and Russell M. Artzt are defendants in a number of shareholder class action lawsuits, the first of which was filed July 23, 1998, alleging that a class consisting of all persons who purchased the Company's stock during the period January 20, 1998 until July 22, 1998 were harmed by misleading statements, representations and omissions regarding the Company's future financial performance. These cases, which seek monetary damages in an unspecified amount, have been consolidated into a single action (the "Shareholder Action") in the United States District Court for the Eastern District of New York ("NY Federal Court"). The NY Federal Court denied the defendants' motion to dismiss the Shareholder Action, and the parties currently are engaged in discovery. Although the ultimate outcome and liability, if any, cannot be determined, management, after consultation and review with counsel, believes that the facts do not support the plaintiffs' claims in the Shareholder Action and that the Company and its officers and directors have meritorious defenses. In the opinion of management, resolution of this litigation is not expected to have a material adverse effect on the financial position of the Company. In the event of an unfavorable resolution of this matter, however, the Company's earnings and cash flows in one or more periods could be materially adversely affected.

   In addition, three derivative actions, the first of which was filed on July 30, 1998, alleging misleading statements and omissions similar to those alleged in the Shareholder Action were brought in the NY Federal Court on behalf of the Company against a majority of the Directors who were serving on the Company's board at that time. Another derivative action on behalf of the Company, alleging that the Company issued 14.25 million more shares than were authorized under the 1995 Key Employee Stock Ownership Plan (the "1995 Stock Plan"), was filed in the NY Federal Court. These derivative actions were consolidated into a single action (the "Derivative Action") in the NY Federal Court. Lastly, a derivative action on behalf of the Company was filed in the Chancery Court in Delaware (the "Delaware Action") on September 15, 1998 alleging that 9.5 million more shares were issued to the three 1995 Stock Plan participants than were authorized under the 1995 Stock Plan. The Derivative Action and the Delaware Action have been settled and both actions have been dismissed. Under the terms of the settlement the 1995 Stock Plan participants returned 4.5 million shares of Computer Associates stock to the Company. In the first quarter of fiscal year 2001, the Company recorded a $184 million gain in conjunction with the settlement.

   On September 28, 2001, the United States Department of Justice filed a lawsuit alleging that the Company and PLATINUM had violated Federal antitrust laws, including alleged violation of the waiting period under the Hart-Scott-Rodino Act, in connection with the Company's acquisition of PLATINUM in May 1999. On April 23, 2002, the Company reached a settlement with the Department of Justice pursuant to which the Company will not admit any wrongdoing and will pay the government $638,000. The settlement is expected to become final after a public comment period of 60 days from the filing of the settlement order.

   Since February 2002, the Company has been cooperating with a joint inquiry by the United States Attorney's Office for the Eastern District of New York and the staff of the Northeast Regional Office of the Securities and Exchange Commission concerning certain of the Company's accounting practices. The investigation appears generally to be focusing on issues relating to the Company's historical revenue recognition policies and practices. The Company has produced documents and information in response to a request for the voluntary production of documents, and understands that third parties have received subpoenas from the SEC for documents issued pursuant to a formal order of investigation. Such an order gives the SEC staff authority to issue subpoenas and take testimony, though the Company understands that the issuance of such an order does not reflect any finding or determination that any violation of law has occurred. The Company intends to continue to cooperate fully with the inquiry. At this point, the Company cannot predict the scope or outcome of the inquiry, which may include the institution of administrative, civil injunctive or criminal proceedings, the imposition of fines and penalties, or other remedies and sanctions. The Company also cannot predict what impact, if any, the inquiry may have on the Company's results of operations or financial condition.

   In February and March 2002, a number of shareholder lawsuits were filed in the U.S. District Court for the Eastern District of New York against the Company and Messrs. Wang, Kumar and Ira H. Zar, the Company's Chief Financial Officer. The lawsuits allege, among other things, that the Company made misleading statements of material fact or omitted to state material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading. Each of the named individual plaintiffs seeks to represent a class consisting of purchasers of the Company's common stock and call options and sellers of put options for the period May 28, 1999 through February 25, 2002. Class action status has not yet been certified in this litigation. In April 2002, a derivative suit against all the Directors of the Company except Mr. Jay W. Lorsch and Mr. Walter P. Schuetze was filed in the Chancery Court in Delaware alleging breach of their fiduciary duties resulting in damages to the Company of an unspecified amount. This derivative suit is based on essentially the same allegations as those contained in the February and March 2002 shareholder lawsuits. The Company believes that the facts do not support the claims in these lawsuits and the Company and its officers and directors have meritorious defenses and intend to contest the lawsuits vigorously. In the opinion of management, resolution of this litigation is not expected to have a material adverse effect on the financial position of the Company. In the event of an unfavorable resolution of this matter, however, the Company's earnings and cash flows in one or more periods could be materially adversely affected.

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

Item 4. Submission of Matters to Vote of Security Holders

   None.

Executive Officers of the Registrant

   The name, age, present position and business experience of all executive officers of the Company as of May 14, 2002 are listed below:

Name	Age	Position
Charles B. Wang(1) Sanjay Kumar(1) Russell M. Artzt(1) Gary Quinn Stephen Richards Ira H. Zar Michael A. McElroy Steven M. Woghin Mary Stravinskas	57 40 55 41 37 40 57 55 41

Chairman of the Board of Directors
President, Chief Executive Officer and Director
Executive Vice President and Director
Executive Vice President-Sales Support
Executive Vice President and General Manager-Sales
Executive Vice President-Finance and Chief Financial Officer
Senior Vice President and Secretary
Senior Vice President and General Counsel
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

   Mr. Artzt has been with the Company since June 1976. He has been an Executive Vice President since April 1987 and a Director of the Company since November 1980.

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

	Fiscal Year 2002		Fiscal Year 2001
	High	Low	High	Low
Fourth Quarter Third Quarter Second Quarter First Quarter	$38.34 $36.56 $36.00 $37.19	$15.98 $24.67 $22.70 $25.41	$37.50 $33.31 $51.13 $62.88	$18.69 $18.69 $23.88 $44.50

   On March 28, 2002, the last trading day of the month, the closing price for the Company's Common Stock on the New York Stock Exchange was $21.89. The Company currently has approximately 9,000 record stockholders.

   The Company has paid cash dividends in July and January of each year since July 1990 and intends to continue that policy. The Company paid a semi-annual dividend of $.04 per share in the fiscal years ended March 31, 2002 and 2001.

   In March 2002, the Company issued $660 million of 5% Convertible Senior Notes due 2007 (the "Notes"). The Notes were issued to Banc of America Securities LLC and Salomon Smith Barney Inc., along with a syndicate of initial purchasers pursuant to a private placement under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and subsequently resold to Qualified Institutional Buyers in reliance on Rule 144A and Regulation S of the Securities Act. The initial purchasers received a discount of 2.5% and the net proceeds to the Company were $644 million before deducting expenses payable by the Company of less than $1 million.

   The Notes are senior unsecured indebtedness and rank equally with all existing and future senior unsecured indebtedness. The holders of the Notes may convert all or some of their Notes to common stock at any time on or prior to March 14, 2007 at a conversion price of $24.34 per share. The initial conversion rate is 41.0846 shares per $1,000 principal amount of the Notes and is subject to adjustment under certain circumstances. The Company may redeem the Notes at any time after March 21, 2005 at prices declining to par, and holders of the Notes have the rights to require the Company to repurchase their Notes at par upon the occurrence of certain fundamental changes.

   The Company intends to file a registration statement with respect to the Notes and the common stock issuable upon conversion of the Notes.

Item 6. Selected Financial Data

   The information set forth below should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Result of Operations" and the financial statements and related notes included elsewhere in this Annual Report on Form 10-K.
Year Ended March 31,
STATEMENT OF OPERATIONS DATA	2002(1)			2001(2)			2000(3)(4)		1999(5)		1998(6)
(in millions, except per share amounts)
Revenue(7) Net (loss) income - Basic (loss) earnings per share(8) - Diluted (loss) earnings per share(8) Dividends declared per common share(8)	$ $	2,964 (1,102 (1.91 (1.91 ..080	) ) )	$ $	4,190 (591 (1.02 (1.02 ..080	) ) )	$ $	6,094 696 1.29 1.25 ..080	$ $	4,649 626 1.15 1.11 ..080	$ $	4,186 1,169 2.14 2.06 ..073

	March 31,
BALANCE SHEET AND OTHER DATA	2002	2001	2000	1999	1998
(in millions)
Cash provided by operating activities Working capital(7) Total assets(7) Long-term debt (less current maturities) Stockholders' equity	$1,251 740 12,226 3,334 4,617	$1,383 357 14,436 3,629 5,780	$1,566 988 17,493 4,527 7,037	$1,267 768 8,070 2,032 2,729	$1,040 379 6,706 1,027 2,481

(1)	Includes an after-tax charge of $49 million related to an impairment of assets sold in April 2002.
(2)	Includes an after-tax gain of $115 million related to the 1995 Stock Plan and an after-tax charge of $19 million related to the bankruptcy filing of Inacom Corporation.
(3)

Includes after-tax in-process research and development ("IPR&D") charges of $645 million related to the acquisition of PLATINUM in May 1999 and $150 million related to the acquisition of Sterling in March 2000. See Note 2 of the Notes to Consolidated Financial Statements for additional information.

(4)	Includes an after-tax charge of $32 million related to CHS Electronics, Inc.
(5)	Includes an after-tax charge of $675 million related to the 1995 Stock Plan.
(6)	Includes an after-tax charge of $21 million related to the Company's unsuccessful tender offer for Computer Sciences Corporation.
(7)	Adjusted to reflect prior period reclassifications. See Note 1 of the Consolidated Financial Statements for additional information.
(8)	Adjusted to reflect a three-for-two stock split effective November 5, 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains certain forward-looking statements and information relating to the Company that are based on the beliefs and assumptions made by the Company's management as well as information currently available to management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and similar expressions, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements except as may be required by law.

Critical Accounting Policies and Business Practices

   Note 1 to the Consolidated Financial Statements contains a summary of the significant accounting policies that are used by the Company. Many of these accounting policies require the use of estimates. Critical accounting estimates, which are both important to the portrayal of the Company's financial condition and which require complex, subjective judgments, are as follows:

   Basis of Revenue Recognition

   In October 2000, the Company announced a shift to its new Business Model, offering customers the flexibility and freedom to adapt to rapidly changing enterprise requirements while reducing the risks and costs associated with traditional software licensing models. Under the new Business Model, customers can determine the length and dollar value of their software licenses. The new Business Model provides customers with the flexibility to subscribe to software under month-to-month licenses or choose cost certainty by committing to a longer-term arrangement. The new Business Model also permits customers to vary their software mix as their business and technology needs change, including the right to receive unspecified future software within designated product lines. The Company believes the new Business Model improves the visibility and predictability of the Company's revenue streams by recognizing license revenue on a ratable basis rather than on an up-front one-time basis as the Company did prior to the quarter ended December 31, 2000.

   The terms of these new arrangements are structured such that product revenue is generally recognized ratably over the term of the license on a monthly basis which has impacted the Company's reported revenue on a Generally Accepted Accounting Principles ("GAAP") basis. The portion of the license arrangement that is not recognized as revenue creates deferred subscription revenue which will be recognized as revenue over the remaining term of the arrangement.

   Prior to the introduction of the new Business Model, maintenance revenue was bundled for a portion of the term of the license arrangement. Under these arrangements, the maintenance, which was based on optional annual renewal rates stated in the arrangement, initially was deferred and subsequently amortized into revenue over the initial contractual term of the arrangement. Maintenance renewals have been recognized ratably over the term of the renewal arrangement. For arrangements executed under the new Business Model, maintenance is bundled for the entire term of the license arrangement. Under these arrangements, maintenance revenue is recognized ratably as subscription revenue over the term of the license arrangement, along with the license fee, commencing upon delivery of the currently available software products.

   Financing fees result from the initial discounting to present value of product sales with extended payment terms under the Company's old Business Model and the subsequent increase of receivables to the amount due and payable by customers. Financing fees will continue to decrease as they are amortized over the arrangement term.

   Accounts Receivable

   As detailed in the table included in Note 5 to the Consolidated Financial Statements, at March 31, 2002, net accounts receivable, after accounting for unearned revenue and the allowance for doubtful accounts, is $3.391 billion.

   The Company maintains an allowance for doubtful accounts relating to the portion of the accounts receivable that has been recognized as revenue, which the Company does not expect to collect. The Company performs a quarterly analysis to determine the appropriate allowance for doubtful accounts. This analysis includes various analytical procedures and a review of factors, including specific individual balances selected from a cross-section of the accounts that comprise total accounts receivable, the Company's history of collections of long-term contracts, as well as the overall economic environment. The Company's ability to collect its accounts receivable is dependent upon a number of factors including the performance of its products, customer satisfaction with ongoing services, financial condition of customers and general economic conditions. Changes to these factors will influence the amount of the required allowance.

   The Company expects the allowance for doubtful accounts to continue to decline as net installment accounts receivable under the old Business Model are billed and collected over the remaining life.

   Deferred Tax Assets

   The Company has recognized for financial statement purposes a portion of the tax benefits connected with losses related to operations. This recognition assumes that the Company will be able to generate sufficient future taxable income so that the carryforward of these losses will be realized. The factors that the Company considers in assessing the likelihood of realization include the forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets. Deferred tax assets are primarily made up of acquisition liabilities, such as duplicate facility, employee severance and other costs, and foreign net operating losses ("NOLs"). The NOLs generally expire between 2003 and 2013. A valuation allowance was established in the year ended March 31, 2002 for certain foreign deferred tax assets the Company believes may not be realized. Adjustments to the valuation allowance may be made in the future if it is determined that the amount of NOLs realized is greater or less than the amount recorded.

   Valuation of Intangibles

   Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired by the Company in purchase business combinations. The Company has historically amortized goodwill using the straight-line method based on an estimated useful life of 10 to 20 years. In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested at least annually for impairment. The Company adopted SFAS 142 effective April 1, 2002. Upon adoption, the Company stopped the amortization of goodwill with an estimated net carrying value of approximately $4.483 billion at March 31, 2002. The Company is having an independent valuation analysis completed and does not anticipate any material transitional impairment; however, future impairment reviews may result in periodic write-downs as a result of changes in the valuation analysis. The valuation is based upon the Company's forecast of operating results for the entity that has recorded goodwill, as well as estimates of fair value of the entity and its tangible and intangible assets.

   The carrying values of purchased software products and other intangible assets are reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment, which includes an assessment of the net realizable value of capitalized software costs as of the balance sheet date. If an impairment is determined to exist, any related impairment loss is calculated based on net realizable value for capitalized software and fair value for all other intangibles.

Results of Operations

   The Company distributes and markets its software solutions directly to the end user as well as to distribution partners, resellers or VARs. The Company derives revenues from the following sources: license fees - the licensing of the Company's solutions on a right-to-use basis; maintenance fees - the providing of post-contract customer support and enhancements; and service fees - the providing of professional services such as implementation, consulting and education services. The timing and amount of fees recognized as revenue during a period are determined by the nature of the contractual provisions, such as the term of the arrangement, included in the arrangements with customers. In fiscal year 2002, the average contract life approximated three-and-a-half years, with a Company goal of further reducing it to three years.

   Prior to December 2000, the Company's software license arrangements included contractual provisions that resulted in the recognition of license fee revenue up-front, upon delivery of the attributable software products, assuming the three other prerequisite criteria to recognize revenue were met pursuant to the provisions of AICPA Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition," as amended by SOP No. 98-4 and SOP No. 98-9 - the arrangement fee was fixed or determinable, collectibility of the fee was probable and persuasive evidence of an arrangement existed. Beginning in December 2000, the Company's software license arrangements have included contractual provisions that, among other things, allow the customer to receive unspecified future software products within designated product lines. Under these arrangements, the Company begins to recognize revenue ratably over the term of the license arrangement after meeting the four revenue recognition criteria as noted above. As was the case prior to December 2000, maintenance is recognized ratably over the contract term and professional service fees are generally recognized as the services are performed. The new Business Model improves the visibility of the Company's revenue streams since license fees are recognized ratably, rather than on an up-front one-time basis. To enhance comparability, during the transition to the new Business Model, the Company has supplemented the MD&A with pro forma financial information for the current and prior fiscal year.

Fiscal Year 2002

   Total revenue for the fiscal year ended March 31, 2002 decreased 29%, or $1.226 billion, over fiscal year 2001. Excluding an approximately $90 million decline attributable to unfavorable changes in foreign exchange rate movements with the U.S. dollar, revenue decreased $1.136 billion to $3.054 billion. The decrease was primarily due to the Company's transition to the new Business Model during the third quarter of fiscal year 2001, which resulted in a decrease in up-front license fees compared to the prior year period, partially offset by new subscription revenue. In addition, apprehension toward capital spending by the Company's existing and potential customers due to weaker conditions in the overall economy and the technology industry also impacted fiscal year 2002 revenue. The Company does not expect an improvement in capital spending by customers until there is an improvement in economic and industry conditions. During fiscal year 2001, approximately $1.429 billion was recognized as revenue up-front at contract signing under the Company's old Business Model and was included in the "Software fees and other" line item on the accompanying Consolidated Statements of Operations in fiscal year 2001. The total revenue decrease is also attributable to a decline in professional services revenue of $222 million. Although the transition to the new Business Model and weaker economic conditions contributed to the revenue decrease, quantification of the impact these components had on such decrease is not readily determinable.

   The Company's new Business Model will improve the visibility of the Company's revenue streams since license fees will be recognized ratably, rather than on an up-front one-time basis. To enhance comparability at the outset of the transition to the new Business Model, the Company has supplemented the MD&A with pro forma financial information for the current and prior fiscal year.

   For the fiscal year ended March 31, 2002, subscription revenue totaled $827 million, an increase of $768 million over the prior fiscal year. These fees represent the ratable revenue recognized on contracts executed under the new Business Model. The increase is a result of the execution of these types of contracts for all of fiscal year 2002, whereas these contracts were only executed in the third and fourth quarters of fiscal year 2001.

   Software fees and other decreased $1.449 billion, or 77%, from the comparable prior year period due to the transition to license arrangements under the new Business Model, in which revenue is recognized ratably and is included as "Subscription revenue" on the accompanying Consolidated Statements of Operations, compared with recognizing revenue up-front at contract signing as was the case through the beginning of the third quarter of fiscal year 2001. The remaining items that comprise software fees and other are primarily revenue associated with sales to distributors, resellers and VARs, which are generally recognized when the reseller, distributor or VAR sells the software products to its customers.

   In fiscal year 2002, maintenance revenue decreased 12%, or $129 million, from the prior year. The decrease is primarily attributable to agreements executed under the new Business Model which include maintenance revenue that is bundled with license revenue and, together, the maintenance and license revenue are recognized ratably over the term of the arrangement and included as a component of subscription revenue. Maintenance revenue will continue to decrease as deferred maintenance revenue under the Company's old Business Model is amortized over the contract term, partially offset by new maintenance revenue earned from customers who elect to continue to receive optional maintenance at the expiration of the original contract term of their agreements.

   For the fiscal year ended March 31, 2002, financing fees decreased 30%, or $194 million, from the prior year. Financing fees result from the initial discounting to present value of product sales with extended payment terms under the Company's old Business Model and the subsequent increase of receivables to the amount due and payable by customers. The decrease was due to the discontinuance of the offering of contracts which were recorded under the old Business Model. Financing fees will continue to decrease as they are amortized over the contract life.

   In fiscal year 2002, professional services revenue decreased 42%, or $222 million, from the prior year, primarily as a result of the Company's shift in focus to professional services engagements that are centered around the Company's products. The decrease is also attributable to the Company's divestiture in October 2000 of Sterling's Federal Systems Group ("FSG"), a provider of professional services to governmental agencies, which contributed approximately $94 million to professional services revenue in fiscal year 2001.

   Revenue in the United States represented 62% of overall revenue for fiscal year 2002, as compared to 65% for fiscal year 2001. Consistent with and for the same reasons as the overall decrease in revenue, international revenue decreased $343 million, or 23%, in fiscal year 2002 as compared with fiscal year 2001.

   Price changes did not have a material impact in fiscal year 2002 or in fiscal year 2001.

   Cost of professional services consists primarily of personnel related costs to provide professional services and training to customers. Cost of professional services decreased $180 million, or 39%, due primarily to a reduction in professional services revenue and related personnel from fiscal year 2001 to fiscal year 2002, including the divesture of FSG, which contributed approximately $84 million of such expenses in the prior year.

   In fiscal year 2002, selling, general and administrative ("SG&A") expenses decreased 16%, or $330 million, from the prior year to $1.790 billion. The decrease was largely attributable to the Company's emphasis on overall cost control measures, including personnel related costs such as reduced travel expenses in connection with a reduction in the Company's headcount of approximately 3,000 employees over the prior fiscal year period. Excluding a charge related to an impairment of assets sold in April 2002 of approximately $59 million in fiscal year 2002 and a charge associated with the bankruptcy of Inacom Corporation of approximately $31 million in fiscal year 2001, SG&A decreased 17%, or $358 million.

   Product development and enhancement expenses consists primarily of personnel costs, which decreased $17 million, or 2%, for fiscal year 2002 compared with the prior fiscal year. The decrease was a result of general cost containment primarily related to personnel costs. The Company continued its focus on product development and enhancements, with an emphasis on adapting and enhancing products within the Company's six focus areas, particularly for the distributed processing and IBM's z/OS environments, as well as a broadening of the Company's enterprise product offerings.

   Commissions and royalty expense decreased $33 million, or 11%, over the prior fiscal year. Commissions and royalty expense as a percentage of revenue increased due to the lower revenue achievement associated with the Company's transition to the new Business Model without an associated change in the overall sales compensation. The decrease in commissions and royalty expense was principally the result of a decline in contract bookings associated with the weaker economic environment for information technology spending.

   Depreciation and amortization of goodwill and other intangibles expense in fiscal year 2002 decreased $9 million over the prior year. Amortization of capitalized software costs in fiscal year 2002 decreased $5 million over the prior year. The decrease of depreciation and amortization of goodwill and capitalized software costs was a result of scheduled reductions in the amortization of intangible assets associated with past acquisitions. SFAS 142 will have the effect of substantially reducing the Company's amortization of goodwill and intangibles commencing April 1, 2002.

   Net interest expense decreased $117 million compared with the prior year, consisting of a $58 million reduction due to a decrease in the average variable interest rate and a $59 million reduction due to a decrease in average debt outstanding.

   The pre-tax loss of $1.385 billion for fiscal year 2002 exceeds the fiscal year 2001 loss by $719 million. Excluding the $59 million asset impairment charge, the pre-tax loss would have been $1.326 billion, compared with pre-tax loss of $819 million in fiscal year 2001, excluding a special gain of $184 million related to the settlement of the 1995 Stock Plan litigation and a special charge of $31 million related to the bankruptcy filing of Inacom Corporation. Net loss for the year ended March 31, 2002 was $1.102 billion, compared to a net loss of $591 million for fiscal year 2001. Fiscal 2002 net loss, excluding the after-tax aforementioned impairment charge, was $1.053 billion, an increased loss of $366 million over the prior year's net loss, exclusive of the 2001 aforementioned special items. The Company's consolidated effective tax rate, excluding acquisition amortization, was 28.4% and 37.5% for the fiscal years ended March 31, 2002 and 2001, respectively.

Fiscal Year 2001

   Total revenue for the fiscal year ended March 31, 2001 decreased 31%, or $1.904 billion, over fiscal year 2000. Excluding an approximately $140 million decline attributable to unfavorable changes in foreign exchange rate movements with the U.S. dollar, revenue decreased $1.764 billion to $4.330 billion. Total revenue was unfavorably impacted in the second half of the fiscal year due to the introduction of the new Business Model whereby license fee revenue for such arrangements is now recognized ratably over the contract term. Additionally, the Company experienced weakness in the first half of the fiscal year as a result of customers deferring purchases ahead of an IBM hardware cycle. Although weaker economic conditions and the transition to the new Business Model contributed to the revenue decrease, quantification of the impact these components had on such decrease is not readily determinable.

   For the fiscal year ended March 31, 2001, subscription revenue totaled $59 million. These fees represent the ratable revenue recognized on contracts executed under the new Business Model. The remainder of the license and maintenance fees payable on such license arrangements will amortize into revenue over the respective license arrangement's term.

   Software fees and other decreased $2.298 billion, or 55%, from the comparable prior year period due to the transition to license arrangements under the new Business Model. For the fiscal year ended March 31, 2001, the Company recorded $1.429 billion under the old Business Model. The remaining items that comprise software fees and other is primarily revenue associated with sales to distributors, resellers and VARs in which revenue is generally recognized when the reseller, distributor or VAR sells the software products to its customers.

   In fiscal year 2001, maintenance revenue increased 24%, or $210 million, to $1.087 billion from the prior year primarily as a result of acquired companies' products, partially offset by a decrease associated with revenue recorded since the introduction of the new Business Model. Maintenance will continue to decrease as deferred maintenance under the old Business Model is amortized over the contract term.

   For the fiscal year ended March 31, 2001, financing fees increased 21%, or $109 million, to $638 million from the prior year, as a result of an increase in installment-based licenses and the associated non-current receivables prior to the introduction of the new Business Model. Under the old Business Model, financing fees result from the initial discounting to present value of product sales with extended payment terms and the subsequent increase to receivables to the amount due and payable by customers. This accretion of financing fees on the unpaid receivables due in future years represent financing fees.

   In fiscal year 2001, professional services increased 3%, or $16 million, to $525 million from the prior year, as a result of the acquisition of Sterling in March 2000, partially offset by the Company's refocusing of its service operations on engagements involving the Company's products. Such refocusing has unfavorably impacted professional services revenue. Reflecting the strategy to focus the professional services organization on the deployment of CA solutions, the Company divested FSG in the third quarter of fiscal year 2001.

   Revenue in the United States represented 65% of overall revenue for fiscal year 2001, as compared to 66% for fiscal year 2000. Consistent with the overall decrease in revenue, international revenue decreased $594 million, or 29%, in fiscal year 2001 as compared with fiscal year 2000.

   Price changes did not have a material impact in fiscal year 2001 or in fiscal year 2000.

   Cost of professional services, which consists primarily of personnel-related costs to provide professional services and training to customers, increased $17 million, or 4%, which is similar to the increase in professional services revenue from fiscal year 2000 to fiscal year 2001.

   In fiscal year 2001, SG&A, excluding the charge associated with the bankruptcy of Inacom Corporation of approximately $31 million, increased 48% from the prior year to $2.089 billion, exclusive of the charge of approximately $50 million in fiscal year 2000 associated with the write-off of the Company's investment in CHS Electronics, Inc. ("CHS"). The increase was largely attributable to the Company's higher fixed expense structure, principally the result of added personnel and related costs from the acquisition of Sterling, as well as increased spending on marketing associated with a new comprehensive advertising campaign and an increase in provision expense for accounts receivable as a result of the difficult economic climate.

   Product development and enhancement expenses increased $127 million, or 22%, for fiscal year 2001 compared with the prior year. There was continued emphasis on adapting and enhancing products for the distributed processing environment as well as the broadening of the Company's enterprise product offerings, and additional expenses related to development efforts of products obtained through the acquisition of Sterling.

   Commissions and royalty expense increased $8 million, or 3%, over the prior year. Commissions and royalty expense as a percentage of revenue increased due to the lower revenue achievement associated with the Company's transition to the new Business Model without an associated change in the sales compensation structure which rewards sales personnel on the total arrangement.

   Depreciation and amortization of goodwill and other intangibles expense in fiscal year 2001 increased $295 million over the prior year. Amortization of capitalized software costs in fiscal year 2001 increased $221 million over the prior year. The increase in depreciation and both amortization of goodwill and capitalized software costs was primarily due to the additional amortization of the cost of purchased intangibles associated with Sterling, marginally offset by the scheduled reductions in the amortization of costs associated with past acquisitions.

   Net interest expense increased $5 million compared with the prior year. The increase consisted of a $12 million increase due to an increase in the average variable interest rate and a $7 million decrease due to a decrease in average debt outstanding.

   The pre-tax loss of $666 million for fiscal year 2001 represents a decrease of $2.256 billion, over fiscal year 2000. Excluding a special gain of $184 million related to the settlement of the 1995 Stock Plan litigation and a special charge of $31 million related to the bankruptcy filing of Inacom Corporation, the pre-tax loss would have been $819 million, compared with pre-tax income of $2.437 billion in fiscal year 2000, excluding special charges of $645 million and $150 million for in-process research and development ("IPR&D") relating to the acquisitions of PLATINUM and Sterling, respectively, and approximately $50 million related to the CHS write-off. Net loss for the year ended March 31, 2001 was $591 million, a decrease of $1.287 billion over fiscal year 2000. Fiscal 2001 net loss, excluding the after-tax aforementioned special items, was $687 million, a decrease of $2.210 billion over the prior year's net income, exclusive of the aforementioned special charges. The Company's consolidated effective tax rate, excluding acquisition amortization and IPR&D charges, was 37.5% for both fiscal years 2001 and 2000.

Selected Quarterly Information

(in millions, except per share amounts)

2002 Quarterly Results	June 30		Sept. 30				Dec. 31		Mar. 31(1)				Total
Revenue(3) Percent of annual revenue Net loss - Basic loss per share - Diluted loss per share	$ $	712 24 (342 (0.59 (0.59	% ) ) )	$ $	733 25 (291 (0.50 (0.50	% ) ) )	$ $	747 25 (231 (0.40 (0.40	% ) ) )	$ $	772 26 (238 (0.41 (0.41	% ) ) )	$ $	2,964 100 (1,102 (1.91 (1.91	% ) ) )

2001 Quarterly Results		June 30(2)	Sept. 30		Dec. 31		Mar. 31				Total
Revenue(3) Percent of annual revenue Net income (loss) - Basic earnings (loss) per share - Diluted earnings (loss) per share	$ $	1,134 27 23 0.04 0.04%	$ $	1,544 37 138 0.24 0.23%	$ $	782 19 (342 (0.59 (0.59	% ) ) )	$ $	730 17 (410 (0.71 (0.71	% ) ) )	$ $	4,190 100 (591 (1.02 (1.02	% ) ) )

(1)	Includes an after-tax charge of $49 million related to an impairment of assets sold in April 2002.
(2)	Includes an after-tax charge of $19 million related to the bankruptcy of Inacom Corp. and an after-tax gain of $115 million related to the 1995 Stock Plan.
(3)	Adjusted to reflect prior period reclassifications. See Note 1 of the Consolidated Financial Statements for additional information.

Pro Forma Results of Operations

   To provide comparable financial results, management's discussion and analysis is supplemented with separate pro forma financial information. This pro forma information is presented in order to give effect to the purchase of PLATINUM and Sterling under the assumption that the Company, PLATINUM and Sterling operated under the new Business Model since their inception. Pro forma operating results are calculated by adjusting prior period revenue recorded under the old Business Model to revenue recognized on a ratable basis under the new Business Model, exclusive of acquisition amortization and special items. Reconciliations of GAAP results to pro forma operating results are provided below. While these results may not be indicative of operations had these acquisitions actually occurred on that date and had the Company historically been operating under the new Business Model, the Company believes they provide a basis for comparison at the outset of the transition to the new Business Model. Professional services revenue and total expenses are identical under both the new and old Business Models; therefore, management's discussion and analysis of these captions has not been repeated under the pro forma results of operations. The following pro forma measures may not be comparable to similarly titled measures reported by other companies.

	Fiscal Year Ended March 31,
	2002			2001
	(in millions, except per share amounts)

			Pro Forma			Pro Forma
	GAAP		Operating	GAAP		Operating
	Results	Adjustments	Results	Results	Adjustments	Results

Revenue(8)	$ 2,964	$2,837(1)	$5,801	$4,190	$1,368(2)	$5,558
Total expenses(8)	4,349	(1,015)(3)	3,334	4,856	(820)(4)	4,036

Pretax (loss) income	(1,385)	3,852(5)	2,467	(666)	2,188(5)	1,522
Income tax (benefit) provision	(283)	1,208(6)	925	(75)	646(6)	571

Net loss	$(1,102)		N/A	$ (591)		N/A
Net operating income	N/A		$1,542	N/A		$ 951

Diluted LPS	$ (1.91)		N/A	$(1.02)		N/A
Shares used	577		N/A	582		N/A

Diluted operating EPS	N/A		$ 2.61	N/A		$ 1.61
Shares used	577	14(7)	591	582	10(7)	592

(1)

Represents amortization of revenue recognized at contract signing from direct product sales in prior fiscal years for CA ($2,513), Sterling ($161) and PLATINUM ($163) as if revenue had been ratably recognized since their inception.

(2)

Represents amortization of revenue recognized at contract signing from direct product sales in prior fiscal years for CA ($2,317), Sterling ($228) and PLATINUM ($252) as if revenue had been ratably recognized since their inception, offset by revenue recognized up-front ($1,429) under the old Business Model.

(3)	Represents the elimination of acquisition amortization ($956) and a charge associated with the impairment of assets for sale ($59).
(4)	Represents the elimination of acquisition amortization ($973), a gain associated with the 1995 Stock Plan ($184) and a charge related to the Inacom bankruptcy ($31).
(5)	Represents the effect on pre-tax loss resulting from the adjustments to revenue and expenses reflected in footnotes (1), (2), (3) and (4).
(6)	Represents the tax effect of adjustments. The assumed effective tax rate approximated 37.5%.
(7)	Represents the inclusion of common stock equivalents since they are no longer antidilutive.
(8)	Prior period adjusted to conform with current period presentation. See Note 1 of the Consolidated Financial Statements for additional information.

   Total pro forma revenue for the fiscal year ended March 31, 2002 was $5.801 billion, an increase of 4%, or $243 million, over the prior year pro forma revenue of $5.558 billion. The increase was attributable to the ratable recognition of revenue on contracts transacted during the prior fiscal year, partially offset by a reduction in professional services revenue ($222 million), which was primarily the result of the divestiture of FSG in the third quarter of fiscal year 2001, which generated $94 million of revenue in that fiscal year and the Company's decision to reduce professional services associated with non-CA products. North America and international pro forma revenue represented 64% and 36%, respectively, of overall pro forma revenue in both fiscal years 2002 and 2001. The international pro forma revenue was unfavorably impacted by the effect of exchange rates on the U.S. dollar versus foreign currencies.

   On a pro forma basis, pre-tax income excluding acquisition amortization and special charges was $2.467 billion for fiscal year 2002, an increase of 62%, or $945 million, over prior year's pre-tax income of $1.522 billion, exclusive of acquisition amortization and special items. Pro forma net income, excluding acquisition amortization and special items, was $1.542 billion for the fiscal year ended March 31, 2002, an increase of $591 million, or 62%, over fiscal year 2001. The increase was largely attributable to the Company's emphasis on overall cost control measures related to a reduction in the Company's headcount of approximately 3,000 over the prior fiscal year. The Company's consolidated annual effective tax rate, excluding acquisition amortization and special items, was assumed to be 37.5% for both fiscal years 2002 and 2001.

In-Process Research and Development

   In the fourth quarter of fiscal year 2000, the Company acquired Sterling in a stock-for-stock exchange valued at approximately $4.1 billion. In the first quarter of fiscal year 2000, the Company acquired PLATINUM for approximately $4.3 billion in cash and assumed liabilities. Acquired in-process research and development ("IPR&D") charges relate to acquisitions of software companies accounted for under the purchase method, in which a portion of the purchase price is allocated to acquired in-process technology and is expensed immediately since the technological feasibility of the research and development projects has not yet been achieved and is believed to have no alternative future use. Independent valuations of Sterling and PLATINUM, using the "Income Approach," were performed and used as an aid in determining the fair value of the identifiable intangible assets and in allocating the purchase price among the acquired assets, including the portion of the purchase price attributed to IPR&D, which was $150 million and $645 million for Sterling and PLATINUM, respectively. This approach focuses on the income-producing capability of the asset, which was determined through review of data provided by both the acquired companies and independent sources and through analysis of relevant market sizes, growth factors and expected trends in technology. The steps followed in applying this approach included estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value using a rate of return commensurate with the relative risk levels.

   The ongoing development projects at Sterling at the time of the purchase were composed primarily of application development and information management, business intelligence, network management and storage management tools and solutions. The acquired projects included add-on features, tools and next-generation versions of COOL, VISION™, EUREKA™, SAMS™ and SOLVE® product families. At the time of acquisition, it was estimated that, on average, 68% of the development effort had been completed and the remaining development effort would take approximately 14 months to complete, with a cost of approximately $9 million. Approximately $2 million and $7 million were incurred during the years ended March 31, 2002 and 2001, respectively, on the Sterling related projects and no additional amounts are expected to be incurred relative to these projects. Products from each of the aforementioned projects are currently commercially available under the Sterling product family or the Company's rebranded product names.

   The ongoing development projects at PLATINUM at the time of the purchase were composed primarily of application development, database and enterprise management tools and data warehousing solutions. The acquired projects included add-on features, tools and next generation versions of DB2 Solutions, ProVision™, Security, Advantage application development, end-to-end data warehousing, and Internet infrastructure product families. At the time of acquisition, it was estimated that, on average, 68% of the development effort had been completed and the remaining development effort would take approximately 12 months to complete, with a cost of approximately $41 million. Approximately $2 million, $19 million and $16 million were incurred during the years ended March 31, 2002, 2001 and 2000, respectively, on the PLATINUM related projects and no additional amounts are expected to be incurred relative to these projects. Products from each of the aforementioned projects are currently commercially available under the PLATINUM product family or the Company's rebranded product names.

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

Liquidity and Capital Resources

   Cash, cash equivalents and marketable securities totaled $1.180 billion at March 31, 2002, an increase of $330 million from the March 31, 2001 balance of $850 million. The Company made net debt repayments of over $580 million during fiscal year 2002, using cash on hand and cash from operations to repay over $1.240 billion in debt, offset by $660 million Convertible Senior Notes issued in March 2002. The Company intends to use the proceeds from the Convertible Senior Notes issuance to further repay debt in fiscal year 2003. Additionally, the Company repurchased approximately $95 million in treasury stock in fiscal year 2002. Cash generated from operations for fiscal year 2002 was $1.251 billion, a decrease of $132 million from the prior year's cash from operations of $1.383 billion. Cash from operations was unfavorably impacted this fiscal year compared with the prior fiscal year by a reduction in customer payments at contract signing of the entire multi-year arrangement.

   The Company's bank credit facilities consist of a $1 billion four-year revolving credit facility and a $2 billion four-year term loan. As of March 31, 2002, $600 million remained outstanding under the four-year term loan and $600 million was drawn under the $1 billion four-year revolver. The drawings under the revolver were used to repay $600 million of the term loan during fiscal year 2002. The interest rates on such debt are determined based on a ratings grid, which applies a margin to the prevailing London InterBank Offered Rate ("LIBOR"). In April 2002, the Company repaid $250 million of the four-year revolving credit facility that was due in the first quarter of fiscal year of 2004.

   During the year, the Company repaid a 75 million British Pound Sterling denominated 364-day facility. In addition, the Company has a $1 billion Commercial Paper ("CP") program. The four-year revolver supports the CP program as a backstop facility. As of March 31, 2002, $82 million was outstanding under the CP program.

   The Company also utilizes other financial markets in order to maintain its broad sources of liquidity. In fiscal year 1999, $1.750 billion of unsecured Senior Notes were issued in a transaction pursuant to Rule 144A of the Securities Act of 1933. Amounts borrowed, rates and maturities for each issue are $575 million at 6.25% due April 15, 2003, $825 million at 6.375% due April 15, 2005 and $350 million at 6.5% due April 15, 2008. As of March 31, 2002, $128 million was outstanding under the Company's 6.77% Senior Notes. These notes call for annual repayment of $64 million each April until final maturity in April 2003.

   In fiscal year 2002, $660 million of unsecured 5% Convertible Senior Notes, due March 15, 2007, were issued in a transaction pursuant to Rule 144A. The Notes are senior unsecured indebtedness and rank equally with all existing senior unsecured indebtedness. The holders of the Notes may convert all or some of their Notes at any time prior to or on March 14, 2007, unless previously redeemed or repurchased, at a conversion price of $24.34 per share. The initial conversion rate is 41.0846 shares per $1,000 principal amount of the Notes and is subject to adjustment under certain circumstances. The Notes may not be redeemed by the Company during the first three years that they are outstanding and may be called thereafter until maturity at the Company's option at declining premiums to par. The Company intends to file a registration statement with respect to the Notes and the common stock issuable upon conversion of the Notes. Concurrently with the issuance of the Notes, the Company entered into a call spread repurchase option transaction ("Call Spread"). The option purchase price of the Call Spread was $95 million. The entire purchase price of $95 million has been charged to Stockholders' Equity. Under the terms of the Call Spread, the Company has the option to purchase outstanding shares equivalent to the number of shares that may be issued if all Notes are converted into shares (27.1159 million shares), thereby mitigating dilution to shareholders. The Call Spread can be exercised at the three-year anniversary of the issuance of the Notes, at an exercise price of $24.83 per share. To limit the cost of the Call Spread, an upper limit of $36.60 per share has been set such that if the price of the common stock is above that limit at the time of exercise, the number of shares eligible to be purchased will be proportionately reduced based on the amount the common share price exceeds $36.60 at time of exercise. The Call Spread is intended to give the Company the option at the three-year anniversary to eliminate dilution as a result of the Notes being converted to common shares up to the $36.60 price per common share and significantly mitigate dilution if the share price exceeds $36.60 at that time. The Call Spread was provided by two leading banking institutions.

   Unsecured and uncommitted multi-currency lines of credit are available to meet any short-term working capital needs for subsidiaries operating outside the United States. These lines total $51 million, of which $15 million was drawn as of March 31, 2002.

   Debt ratings for the Company's senior unsecured notes and its bank credit facilities are BBB+ and Baa2 from Standard & Poor's and Moody's Investors Service, respectively. The Company's CP program is rated A-2 from Standard & Poor's and P-2 from Moody's.

   Peak borrowings under all debt facilities during fiscal year 2002 totaled approximately $4.445 billion. The weighted-average interest rate for all debt facilities during fiscal year 2002 was 5.95%.

   As of March 31, 2002, the cumulative number of shares purchased under the Company's various open market Common Stock repurchase programs was 170 million, including approximately 3 million shares purchased in fiscal year 2002. The remaining number of shares authorized for repurchase is approximately 30 million.

   Capital resource requirements as of March 31, 2002 consisted of lease obligations for office space, computer equipment, mortgage or loan obligations and amounts due as a result of product and company acquisitions. The Company has commitments to invest $17 million in connection with joint venture agreements.

   It is expected that existing cash, cash equivalents, marketable securities, the availability of borrowings under credit lines and expected cash provided from operations will be sufficient to meet ongoing cash requirements. The Company expects to renew its bank credit lines prior to their expiration, during the quarter ended June 30, 2003. The Company expects its long-standing history of providing extended payment terms to customers to continue under the new Business Model.

Contractual Obligations and Commitments

   As of March 31, 2002, the Company's contractual obligations and commitments were as follows:

   Outstanding debt, inclusive of interest to be paid on such debt, grouped by year of maturity, is as follows: 2003 - $696 million; 2004 - $1,612 million; 2005 - $108 million; 2006 - $882 million; 2007 - $716 million and thereafter - $351 million.

   In addition, future minimum lease payments under operating leases are: 2003 - $140 million; 2004 - $101 million; 2005 - $85 million; 2006 - $64 million; 2007 - $56 million; and thereafter - $198 million.

   The Company also has commitments to invest $17 million in connection with joint venture agreements.

New Accounting Pronouncements

   In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. This statement is not expected to have an impact on the Company.

   In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. This statement is effective for fiscal years beginning after December 15, 2001. Under the non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment, written down and charged to results of operations only in periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The Company is having an independent valuation analysis completed and does not anticipate any material transitional impairment; however, future impairment reviews may result in periodic write-downs. SFAS 142 will have the effect of substantially reducing the Company's amortization of goodwill and intangibles commencing April 1, 2002. The Company amortized $429 million, $470 million and $221 million of goodwill for the fiscal years ended March 31, 2002, 2001 and 2000, respectively.

   In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires, among other things, that entities record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. This statement is not expected to have an impact on the Company.

   In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") which supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 requires, among other things, that long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company is currently assessing the impact of adoption of SFAS 144.

   In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145, among other things, rescinds SFAS 4, which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item and amends SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This statement is not expected to have an impact on the Company.

   The Emerging Issues Task Force ("EITF") of the FASB issued EITF 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." This EITF is effective for annual and interim financial statements beginning after December 15, 2001. EITF 00-25, as further defined by EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)," requires, among other things, that payments made to resellers by the Company for cooperative advertising, buydowns and similar arrangements should be classified as reductions to net sales. Such payments, primarily consisting of rebates, incentives and other cooperative advertising type costs, totaled $13 million for the fiscal year ended March 31, 2002. The Company has historically reported such payments as a component of SG&A. To enable comparisons between fiscal 2002 results and the results of prior years, the Company has reclassified these payments in the prior years from SG&A to software fees and other. The impact of the reclassification reduces both software fees and other and SG&A by $16 million and $18 million in fiscal years 2001 and 2000, respectively. The reclassifications do not affect the Company's (loss) profit from operations, net (loss) income or basic and diluted (loss) earnings per share.

   The Emerging Issues Task Force issued EITF D-103, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred." This EITF is effective for financial reporting periods beginning after December 15, 2001. EITF D-103 requires that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statement of operations. Such reimbursements totaled $8 million for the fiscal year ended March 31, 2002. The Company has historically reported such reimbursements as a component of SG&A. To enable comparisons between fiscal 2002 results and the results of prior years, the Company has reclassified these reimbursements in the prior years from SG&A to professional services revenue. The impact of the reclassification increases both professional services revenue and SG&A by $8 million and $9 million in fiscal years 2001 and 2000, respectively. The reclassifications do not affect the Company's (loss) profit from operations, net (loss) income or basic and diluted (loss) earnings per share.

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

The software business is marked by easy entry and large, entrenched businesses.

   Many companies with whom the Company competes, including IBM, Sun, HP and other large computer manufacturers, have substantial resources, a larger installed base of customers in any particular market niche, as well as the ability to develop and market software programs similar to and competitive with the products offered by the Company. Competitive products are also offered by numerous independent software companies that specialize in specific aspects of the highly fragmented software industry. Some, like Microsoft, Oracle Corporation and SAP AG, are the leading developers and vendors in their specialized markets. In addition, new companies enter the market on a frequent and regular basis, offering products that compete with those offered by the Company. Increased competition also results from consolidation of existing companies within the industry. Additionally, many customers historically have developed their own solutions that compete with those offered by the Company. Competition from any of these sources can result in price reductions, or displacement of the Company's products, which could have a material adverse effect on the Company's business, financial condition and operating results.

The Company's products must remain compatible with ever-changing operating environments.

   IBM, HP, Sun and Microsoft are by far the largest suppliers of systems software and, in most cases, are the manufacturers of the computer hardware systems used by most of the Company's customers. Historically, these operating system developers have modified or introduced new operating systems, systems software and computer hardware. Such new products could in the future incorporate features which perform functions currently performed by the Company's products or could require substantial modification of the Company's products to maintain compatibility with these companies' hardware or software. Although the Company has to date been able to adapt its products and its business to changes introduced by hardware manufacturers and system software developers, there can be no assurance that it will be able to do so in the future. Failure to adapt the Company's products in a timely manner to such changes or customer decisions to forego the use of the Company's products in favor of those with comparable functionality contained either in the hardware or operating system could have a material adverse effect on its business, financial condition and operating results.

Future product development is dependent upon access to third-party operating systems.

   In the past, licensees using proprietary operating systems were furnished with "source code," which makes the operating system generally understandable to programmers, and "object code," which directly controls the hardware and other technical documentation. Since the availability of source code facilitated the development of systems and applications software, which must interface with the operating systems, independent software vendors such as the Company were able to develop and market compatible software. IBM and other hardware vendors have a policy of restricting the use or availability of the source code for some of their operating systems. To date, this policy has not had a material effect on the Company. Some companies, however, may adopt more restrictive policies in the future or impose unfavorable terms and conditions for such access. These restrictions may, in the future, result in higher research and development costs for the Company in connection with the enhancement and modification of the Company's existing products and the development of new products. Although the Company does not expect that such restrictions will have this adverse effect, there can be no assurances that such restrictions or other restrictions will not have a material adverse effect on the Company's business, financial condition and operating results.

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

   The Company's products are designed to improve the productivity and efficiency of its customers' information processing resources. In a recessionary environment, the Company's products are often a reasonable economic alternative for customers faced with the prospect of incurring expenditures to increase their existing information processing resources. However, a general slowdown in the world economy or a particular region could cause customers to delay or forego decisions to license new products or upgrades to their existing environments and this could adversely affect the Company's business, financial condition and operating results.

Failure to protect the Company's intellectual property rights would weaken its competitive position.

   Future success of the Company is dependent upon its proprietary technology. The Company protects its proprietary information through the use of patent, copyright, trademark, trade secret laws, confidentiality procedures and contractual provisions. Notwithstanding the Company's efforts to protect its proprietary rights, policing unauthorized use or copying of its proprietary information is difficult. Unauthorized use or copying occurs from time to time and litigation to enforce intellectual property rights could result in significant costs and diversion of resources. Moreover, the laws of some foreign jurisdictions do not afford the same degree of protection to the Company's proprietary rights as do the laws of the United States. For example, "shrink-wrap" or "click-on" licenses may be unenforceable in whole or in part in some jurisdictions in which the Company operates. In addition, patents the Company has obtained may be circumvented, challenged, invalidated or designed around by other companies. The Company's inability to adequately protect its intellectual property for these or other reasons could adversely affect its business, financial condition and operating results.

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

Customers are still adapting to the Company's new Business Model.

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

Third parties could claim that the Company's products infringe their intellectual property rights.

   From time to time the Company receives notices from third parties claiming infringement of various forms of their intellectual property. Investigation of these claims, whether with or without merit, can be expensive and could affect development, marketing or shipment of the Company's products. As the number of software patents issued increases, it is likely that additional claims, with or without merit, will be asserted. Defending against such claims is time-consuming and could result in significant litigation expense or settlement with unfavorable terms that could adversely affect the Company's business, financial condition and operating results.

Changes to compensation of the Company's sales organization.

   The Company revised its compensation plan for the sales organization effective April 1, 2001. The new compensation plan is in alignment with the new Business Model objectives of providing customer flexibility and satisfaction. The compensation plan may encourage behavior not anticipated or intended as it is implemented, which could adversely affect the Company's business, financial condition and operating results.

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

The Company could be subject to fines, penalties or other sanctions as a result of a joint inquiry by the SEC and U.S. Attorney's Office.

   Since February 2002, the Company has been cooperating with a joint inquiry by the staff of the Northeast Regional Office of the Securities and Exchange Commission and the United States Attorney's Office for the Eastern District of New York concerning certain of the Company's accounting practices. See "Item 3. Legal Proceedings." Although the Company is unable at this point to predict the scope or outcome of this inquiry, it is possible that it could result in the institution of administrative, civil injunctive or criminal proceedings, the imposition of fines and penalties, and/ or other remedies and sanctions. The conduct of these proceedings could negatively impact the Company's stock price. In addition, the Company expects to continue to incur expenses associated with responding to these agencies, regardless of the outcome and this may divert the efforts and attention of the Company's management team from normal business operations.

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

   Historically, a significant percentage of the Company's quarterly transactions are finalized in the last few days of the quarter, which may impact financial performance. One of the intended benefits the Company anticipates from the new Business Model will be a more predictable revenue stream throughout the quarter. Even as customers continue to transition to the new Business Model, it is still likely that a large number of transactions will be consummated in the last few days of the quarter, with the risk that some of these may not become final. Failure to finalize transactions in the last few days of the quarter could adversely affect the Company's business, financial condition and operating results.

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

The Company has a significant amount of debt.

   As of March 31, 2002, the Company had approximately $3.8 billion of debt outstanding consisting of bank credit lines, unsecured fixed-rate senior note obligations, convertible senior notes, commercial paper and unsecured multi-currency credit facilities. The Company expects that existing cash, cash equivalents, marketable securities, expected cash provided from operations and the anticipated renewal of bank credit facilities will be sufficient to meet ongoing cash requirements. Failure to generate sufficient cash as the debt becomes due or to renew credit lines prior to their expiration may adversely affect the Company's business, financial condition and operating results.

The Company's credit ratings have been downgraded and could be downgraded further.

   In March 2002, Moody's Investors Service downgraded the Company's senior unsecured long-term debt rating and shifted its rating outlook on the Company from stable to negative. In addition, in February 2002 Standard & Poor's revised its rating outlook on the Company from stable to negative. The Company cannot assure investors that Moody's, Standard & Poor's or any other rating agency will not further downgrade the Company's credit ratings in the future. If the Company's credit ratings are downgraded, it could be required to, among other things, pay additional interest under its credit agreements or other debt. Any such downgrades could also affect the ability of the Company to obtain additional financing in the future and will affect the terms of any such financing.

The Company's stock price may continue to be volatile.

   The Company's stock price is subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant contracts, changes in earnings estimates by analysts, announcements of technological innovations or new products by the Company or the Company's competitors, changes in domestic and international economic and business conditions, general conditions in the software and computer industries and other events or factors. In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price of many companies in industries similar or related to the Company's and that have been unrelated to the operating performance of these companies. These market fluctuations have in the past adversely affected and may continue to adversely affect the market price of the Company's common stock.

Acts of terrorism or war may adversely affect the Company's business.

   Acts of terrorism, acts of war and other unforeseen events, may cause damage or disruption to the Company's properties, business, employees, suppliers, distributors, resellers and customers, which could have an adverse effect on the Company's business, financial condition and operating results. Such events may also result in an economic slowdown in the United States or elsewhere, which could adversely affect the Company's business, financial condition and operating results.

Item 7(a). Quantitative and Qualitative Disclosures About Market Risk

   Interest Rate Risk

   The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio, debt payable and installment accounts receivable. The Company has a prescribed methodology whereby it invests its excess cash in debt instruments of government agencies and high quality corporate issuers (Standard & Poor's single "A" rating and higher). To mitigate risk, many of the securities have a maturity date within one year, and holdings of any one issuer excluding the U.S. Government do not exceed 10% of the portfolio. Periodically, the portfolio is reviewed and adjusted if the credit rating of a security held has deteriorated. The Company does not utilize derivative financial instruments.

   The Company maintains a blend of both fixed and floating rate debt instruments. As of March 31, 2002, the Company's outstanding debt approximated $3.8 billion, with approximately $2.5 billion in fixed rate obligations. If market rates were to decline, the Company could be required to make payments on the fixed rate debt that would exceed those based on current market rates. Each 25 basis point decrease in interest rates would have an associated annual opportunity cost of approximately $6 million. Each 25 basis point increase or decrease in interest rates would have an approximately $3 million annual effect on variable rate debt interest based on the balances of such debt as of March 31, 2002.

   The Company offers financing arrangements with installment payment terms in connection with its software solution sales. The aggregate contract value under the old Business Model includes an imputed interest element, which can vary with the interest rate environment. Each 25 basis point increase in interest rates would have an associated annual opportunity cost of approximately $9 million.

   Foreign Currency Exchange Risk

   The Company conducts business on a worldwide basis through branches and subsidiaries in 45 countries. The Company is therefore exposed to movement in currency exchange rates. As part of its risk management strategy and consistent with prior years, the Company did not enter into any foreign exchange derivative transactions. In addition, the Company manages its level of exposure by denominating international sales and payments of related expense in the local currency of its subsidiaries. A 1% decline in all foreign currencies against the U.S. dollar would have an insignificant effect on the Company's net (loss) income.

   Equity Price Risk

   The Company has minimal investments in marketable equity securities of publicly-traded companies. As of March 31, 2002, these investments were considered available-for-sale with any unrealized gains or losses deferred as a component of stockholders' equity. It is not customary for the Company to make investments in equity securities as part of its investment strategy.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

   Reference is made to the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year for information concerning directors, which information is incorporated herein by reference, and to Part I of this Annual Report on Form 10-K for information concerning executive officers under the caption "Executive Officers of the Registrant."

Item 11. Executive Compensation

   Reference is made to the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year for information concerning executive compensation, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

   Reference is made to the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year for information concerning security ownership of each person known by the Company to own beneficially more than 5% of the Company's outstanding shares of Common Stock, of each director of the Company and all executive officers and directors as a group and equity compensation plan information, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

   Reference is made to the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year for information concerning certain relationships and related transactions, which information is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	(1) The Registrant's financial statements together with a separate table of contents are annexed hereto.
(2) Financial Statement Schedules are listed in the separate table of contents annexed hereto.
(3) Exhibits.

Regulation S-K Exhibit Number

3.1	Restated Certificate of Incorporation.	Previously filed as an Exhibit to the Company's Form 10-Q for the fiscal quarter ended December 31, 1998 and incorporated herein by reference.

3.2	By-Laws.	Previously filed as an Exhibit to the Company's Form 10-Q for the fiscal quarter ended December 31, 1998 and incorporated herein by reference.

4.1	Certificate of Designation of Series One Junior Participating Preferred Stock, Class A of the Company.	Previously filed as Exhibit 3 to the Company's Current Report on Form 8-K dated June 18, 1991 and incorporated herein by reference.

4.2	Rights Agreement dated as of June 18, 1991 between the Company and Man-ufacturers Hanover Trust Company.	Previously filed as Exhibit 4 to the Company's Current Report on Form 8-K dated June 18, 1991 and incorporated herein by reference.

4.3	Amendment No. 1 dated May 17, 1995 to Rights Agreement dated as of June 18, 1991.	Previously filed as Exhibit C to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995 and incorporated herein by reference.

4.4	Amendment No. 2 dated May 23, 2001 to Rights Agreement dated as of June 18, 1991.	Previously filed as Exhibit 4.6 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference.

4.5	Amendment No. 3 dated November 9, 2001 to Rights Agreement dated as of June 18, 1991.	Previously filed as Exhibit 99.1 to the Company's Form 8-K dated November 9, 2001 and incorporated herein by reference.

4.6	Indenture with respect to the Com-pany's $1.75 billion Senior Notes, dated April 24, 1998 between the Company and The Chase Manhattan Bank, as Trustee.	Previously filed as Exhibit 4(f) to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 and incorporated herein by reference.

4.7	Indenture with respect to the Company's 5% Convertible Senior Notes due 2007, dated March 18, 2002, between the Company and State Street Bank and Trust Company, as Trustee.	Filed herewith.

4.8	Registration Rights Agreement dated March 18, 2002 among the Company and the Initial Purchasers of the 5% Convertible Senior Notes.	Filed herewith.

4.9	Purchase Agreement dated March 13, 2002 among the Initial Purchasers of the Convertible Senior Notes and the Company.	Filed herewith.

10.1*	1987 Non-Statutory Stock Option Plan.	Previously filed as Appendix C to the Company's definitive Proxy Statement dated July 1, 1987 and incorporated herein by reference.

10.2*	Amendment No. 1 to the 1987 Non-Statutory Stock Option Plan dated October 20, 1993.	Previously filed as Exhibit C to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994 and incorporated herein by reference.

10.3*	1991 Stock Incentive Plan, as amended.	Previously filed as Exhibit 1 to the Company's Form 10-Q for the fiscal quarter ended September 30, 1997 and incorporated herein by reference.

10.4*	1993 Stock Option Plan for Non-Employee Directors.	Previously filed as Annex 1 to the Company's definitive Proxy Statement dated July 7, 1993 and incorporated herein by reference.

10.5*	Amendment No. 1 to the 1993 Stock Option Plan for Non-Employee Direc-tors dated October 20, 1993.	Previously filed as Exhibit E to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994 and incorporated herein by reference.

10.6*	1994 Annual Incentive Compensation Plan, as amended.	Previously filed as Exhibit A to the Company's definitive Proxy Statement dated July 7, 1995 and incorporated herein by reference.

10.7*	1995 Key Employee Stock Ownership Plan.	Previously filed as Exhibit B to the Company's definitive Proxy Statement dated July 7, 1995 and incorporated herein by reference.

10.8	Credit Agreement dated as of May 26, 1999 among the Company, the Banks, which are parties thereto and Credit Suisse First Boston, as agent, with respect to $3 billion Term and Revolv-ing Loan.	Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 28, 1999 and incorporated herein by reference.

10.9	First Amendment to the Amended and Restated Credit Agreement dated May 26, 1999.	Previously filed as Exhibit 99.2 to the Company's Form 10-Q for the fiscal quarter ended December 31, 2000 and incorporated herein by reference.

10.10*	1996 Deferred Stock Plan for Non-Employee Directors.	Previously filed as Exhibit D to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996 and incorporated herein by reference.

10.11*	Amendment No. 1 to the 1996 Deferred Stock Plan for Non-Employee Directors.	Previously filed on Exhibit A to the Company's Proxy Statement dated July 6, 1998 and incorporated herein by reference.

10.12*	1998 Incentive Award Plan.	Previously filed on Exhibit B to the Company's Proxy Statement dated July 6, 1998 and incorporated herein by reference.

10.13*	Year 2000 Employee Stock Purchase Plan.	Previously filed on Exhibit A to the Company's Proxy Statement dated July 12, 1999 and incorporated herein by reference.

10.14	Note Purchase Agreement dated as of April 1, 1996.	Previously filed as Exhibit D to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996 and incorporated herein by reference.

10.15	Amendment No. 1 to Note Purchase Agreement dated as of April 1, 1996.	Previously filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference.

10.16*	2001 Stock Option Plan.	Previously filed as Exhibit B to the Company's Proxy Statement dated July 18, 2001 and incorporated herein by reference.

21	Subsidiaries of the Registrant.	Filed herewith.

23	Consent of KPMG LLP.	Filed herewith.

* Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K.
The Registrant filed a Report on Form 8-K dated January 22, 2002 to report an event under Items 5 and 7.
The Registrant filed a Report on Form 8-K dated February 4, 2002 to report an event under Items 5 and 7.
The Registrant filed a Report on Form 8-K dated February 6, 2002 to report an event under Items 5 and 7.
The Registrant filed a Report on Form 8-K dated February 8, 2002 to report an event under Items 5 and 7.
The Registrant filed a Report on Form 8-K dated February 22, 2002 to report an event under Items 5 and 7.
The Registrant filed a Report on Form 8-K dated February 25, 2002 to report an event under Items 5 and 7.
The Registrant filed a Report on Form 8-K dated March 4, 2002 to report an event under Items 5 and 7.
The Registrant filed a Report on Form 8-K dated March 20, 2002 to report an event under Items 5 and 7.
The Registrant filed a Report on Form 8-K dated March 28, 2002 to report an event under Items 5 and 7.
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
Dated: May 14, 2002

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:
Name	Title

/s/ CHARLES B. WANG	Chairman and Director
Charles B. Wang

/s/ SANJAY KUMAR	President, Chief Executive Officer
Sanjay Kumar	and Director

/s/ RUSSELL M. ARTZT	Director
Russell M. Artzt

/s/ ALFONSE M. D'AMATO	Director
Alfonse M. D'Amato

/s/ WILLEM F.P. de VOGEL	Director
Willem F.P. de Vogel

/s/ RICHARD A. GRASSO	Director
Richard A. Grasso

/s/ SHIRLEY STRUM KENNY	Director
Shirley Strum Kenny

/s/ JAY W. LORSCH	Director
Jay W. Lorsch

/s/ ROEL PIEPER	Director
Roel Pieper

/s/ LEWIS S. RANIERI	Director
Lewis S. Ranieri

/s/ WALTER P. SCHUETZE	Director
Walter P. Schuetze

Dated: May 14, 2002

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
ISLANDIA, NEW YORK

ANNUAL REPORT ON FORM 10-K
ITEM 8, ITEM 14(a)(1) AND (2) AND ITEM 14(d)

LIST OF FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

YEAR ENDED MARCH 31, 2002

Page

The following consolidated financial statements of Computer Associates International, Inc. and subsidiaries are included in Item 8:

Report of Independent Auditors

Consolidated Statements of Operations - Years Ended March 31, 2002, 2001 and 2000

Consolidated Balance Sheets - March 31, 2002 and 2001

Consolidated Statements of Stockholders' Equity - Years Ended March 31, 2002,
2001 and 2000

Consolidated Statements of Cash Flows - Years Ended March 31, 2002, 2001 and 2000

Notes to the Consolidated Financial Statements

34 35 36 38 39 40

The following consolidated financial statement schedule of Computer Associates International, Inc. and subsidiaries is included in Item 14(d):

Schedule II - Valuation and Qualifying Accounts	58

   All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Computer Associates International, Inc.

   We have audited the accompanying consolidated balance sheets of Computer Associates International, Inc. and subsidiaries as of March 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three year period ended March 31, 2002. Our audits also included the financial statement schedule as of and for the years ended March 31, 2002, 2001 and 2000 listed in the Index at Item 14(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Computer Associates International, Inc. and subsidiaries at March 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
KPMG LLP

New York, New York

May 10, 2002

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended March 31,
2002	2001	2000
(in millions, except per share amounts)

Revenue:
Subscription revenue Software fees and other Maintenance Financing fees Professional services TOTAL REVENUE	$827 432 958 444 303 2,964		$59 1,881 1,087 638 525 4,190		$	- 4,179 877 529 509 6,094

Operating Expenses:

Amortization of capitalized software costs
Cost of professional services
Selling, general and administrative
Product development and enhancements
Commissions and royalties
Depreciation and amortization of goodwill and other
intangibles
Purchased research and development
1995 Stock Plan
TOTAL OPERATING EXPENSES

(Loss) income before other expenses

Interest expense, net

(Loss) income before income taxes
Income taxes
NET (LOSS) INCOME

	$487 283 1,790 678 275 609 - - 4,122 (1,158 227 (1,385 (283 (1,102	) ) ) )	$492 463 2,120 695 308 618 - (184 4,512 (322 344 (666 (75 (591	) ) ) ) )		$271 446 1,462 568 300 323 795 - 4,165 1,929 339 1,590 894 696

BASIC (LOSS) EARNINGS PER SHARE	$(1.91)		$(1.02)			$1.29
Basic weighted-average shares used in computation	577		582			539

DILUTED (LOSS) EARNINGS PER SHARE	$(1.91)		$(1.02)			$1.25
Diluted weighted-average shares used in computation	577	*	582	*		557

* Common share equivalents are not included since their effect would be antidilutive.

See Notes to the Consolidated Financial Statements.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

March 31,
ASSETS	2002	2001
(dollars in millions)

CURRENT ASSETS
Cash and cash equivalents Marketable securities Trade and installment accounts receivable, net Deferred income taxes Other current assets TOTAL CURRENT ASSETS	$1,093 87 1,825 - 56 3,061	$763 87 1,788 106 65 2,809
INSTALLMENT ACCOUNTS RECEIVABLE, due after one year, net	1,566	2,883
PROPERTY AND EQUIPMENT
Land and buildings Equipment, furniture and improvements Accumulated depreciation and amortization TOTAL PROPERTY AND EQUIPMENT, net	531 857 1,388 670 718	524 839 1,363 569 794

PURCHASED SOFTWARE PRODUCTS, net of accumulated
amortization of $2,648 and $2,193, respectively	1,836	2,328

GOODWILL AND OTHER INTANGIBLE ASSETS, net of
accumulated amortization of $1,524 and $1,023, respectively	4,835	5,400
OTHER ASSETS	210	222
TOTAL ASSETS	$12,226	$14,436

See Notes to the Consolidated Financial Statements.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

March 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2002	2001
(dollars in millions)

CURRENT LIABILITIES

Loans payable and current portion of long-term debt
Accounts payable
Salaries, wages and commissions
Accrued expenses and other current liabilities
Deferred subscription revenue (collected) - current
Taxes payable, other than income taxes payable
Federal, state and foreign income taxes payable
Deferred income taxes

TOTAL CURRENT LIABILITIES

	$508 208 236 474 577 116 195 7 2,321	$816 272 196 613 166 132 257 - 2,452

LONG-TERM DEBT, net of current portion	3,334	3,629

DEFERRED INCOME TAXES	1,267	1,900
DEFERRED SUBSCRIPTION REVENUE
(COLLECTED) - NON-CURRENT	208	127

DEFERRED MAINTENANCE REVENUE	456	538

OTHER NON-CURRENT LIABILITIES	23	10

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 10,000,000 shares authorized,
no shares issued Common stock, $.10 par value, 1,100,000,000 shares authorized	-	-
630,920,576 shares issued Additional paid-in capital Retained earnings Accumulated other comprehensive loss Treasury stock, at cost - 53,739,842 shares for 2002 and	63 3,878 2,335 (361)	63 3,936 3,483 (388)
55,223,485 shares for 2001	(1,298)	(1,314)
TOTAL STOCKHOLDERS' EQUITY	4,617	5,780
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,226	$14,436

See Notes to the Consolidated Financial Statements.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Accumulated
	Additional		Other		Total
Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders'
Stock	Capital	Earnings	Loss	Stock	Equity
(in millions, except dividends declared per share)

Balance at March 31, 1999 Net income Translation adjustment	$63	$1,141	$3,468 696	$(180)	$(1,763)	$2,729 696
in 2000 Reclassification adjustment				(91)		(91)
included in net income Comprehensive income Dividends declared				(9)		(9) 596
($.080 per share) Exercise of common stock			(43)			(43)
options and other Business acquisitions 401(k) discretionary contribution Balance at March 31, 2000 Net loss Translation adjustment	63	9 2,742 10 3,902	4,121 (591)	(280)	117 867 10 (769)	126 3,609 20 7,037 (591)
in 2001 Unrealized gains on equity				(109)		(109)
securities, net of tax Comprehensive loss Dividends declared				1		1 (699)
($.080 per share) Exercise of common stock			(47)			(47)
options, ESPP and other 1995 Stock Plan 401(k) discretionary contribution Purchases of treasury stock Balance at March 31, 2001 Net loss Translation adjustment	63	17 17 3,936	3,483 (1,102)	(388)	80 (184) 8 (449) (1,314)	97 (184) 25 (449) 5,780 (1,102)
in 2002 Unrealized loss on equity				31		31
securities, net of tax Comprehensive loss Dividends declared				(4)		(4) (1,075)
($.080 per share) Purchase of a call spread option		(95)	(46)			(46) (95)
Exercise of common stock
options, ESPP 401(k) discretionary contribution Purchases of treasury stock Balance at March 31, 2002	$63	33 4 $3,878	$2,335	$(361)	91 20 (95) $(1,298)	124 24 (95) $4,617

See notes to the Consolidated Financial Statements.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended March 31,
2002	2001	2000
(in millions)

OPERATING ACTIVITIES:
Net (loss) income Adjustments to reconcile net (loss) income to net cash	$(1,102)		$(591)		$696
provided by operating activities:

 Depreciation and amortization
 Provision for deferred income taxes
 Charge for purchased research and development
 Compensation expense (gain) related to stock and pension plans
 Decrease (increase) in noncurrent installment accounts
receivable, net
 Increase in deferred subscription revenue (collected) - non-current
 (Decrease) increase in deferred maintenance revenue
 Foreign currency transaction loss - before taxes
 Impairment charge
 Gain on sale of property and equipment
 Changes in other operating assets and liabilities,

	1,096 (544 - 24 1,316 81 (81 6 59 -	) )	1,110 (350 - (146 828 127 (3 14 - -	) ) )	594 412 795 30 (1,039 - 113 5 50 (5	) )
net of effect of acquisitions:

   (Increase) decrease in trade and installment receivables, net
- current
   Increase in deferred subscription revenue (collected) - current
   Other changes in operating assets and liabilities
  NET CASH PROVIDED BY OPERATING ACTIVITIES

	(45 415 26 1,251)		253 166 (25 1,383)		83 - (168 1,566)

INVESTING ACTIVITIES:
Acquisitions, primarily purchased software, marketing

 rights and intangibles, net of cash acquired
Settlements of purchase accounting liabilities
Purchases of property and equipment
Proceeds from sale of property and equipment
Disposition of businesses
Purchases of marketable securities
Sales of marketable securities
Increase in capitalized development costs and other
  NET CASH USED IN INVESTING ACTIVITIES

	(2 (59 (25 - - (38 36 (53 (141	) ) ) ) ) )	(174 (367 (89 5 158 (48 40 (49 (524	) ) ) ) ) )	(3,049 (429 (198 12 - (95 189 (36 (3,606	) ) ) ) ) )

FINANCING ACTIVITIES:

Dividends paid
Purchases of treasury stock
Proceeds from borrowings
Repayments of borrowings
Purchase of a call spread option
Exercise of common stock options and other
  NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES

	(46 (95 3,387 (3,967 (95 40 (776	) ) ) ) )	(47 (449 1,049 (1,981 - 50 (1,378	) ) ) )	(43 - 3,672 (776 - 96 2,949	) )

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
BEFORE EFFECT OF EXCHANGE RATE CHANGES ON CASH	334		(519)		909

Effect of exchange rate changes on cash	(4)		(25)		(1)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	330		(544)		908

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	763		1,307		399

CASH AND CASH EQUIVALENTS - END OF YEAR	$1,093		$763		$1,307

See Notes to the Consolidated Financial Statements.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Significant Accounting Policies

   Description of Business: Computer Associates International, Inc. and subsidiaries (the "Company") designs, develops, markets, licenses and supports a wide range of integrated enterprise computer software solutions.

   Principles of Consolidation: The Consolidated Financial Statements include the accounts of the Company and its majority owned and controlled subsidiaries. Investments in affiliates owned 50% or less are accounted for by the equity method with liabilities of approximately $5 million. Intercompany balances and transactions have been eliminated in consolidation.

   Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, these estimates may ultimately differ from actual results.

   Translation of Foreign Currencies: Foreign currency assets and liabilities of the Company's international subsidiaries are translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing throughout the year. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as part of the foreign currency translation adjustment in Stockholders' Equity. Gains and losses from foreign currency transactions are included in the "Selling, general and administrative" ("SG&A") line item on the Consolidated Statements of Operations in the period in which they occur. Net (loss) income includes exchange transaction losses of approximately $4 million, $9 million and $3 million in the fiscal years ended March 31, 2002, 2001 and 2000, respectively.

   Basis of Revenue Recognition: The Company derives revenue from licensing software products and providing post-contract customer support (hereafter referred to as "maintenance") and professional services, such as consulting and education services. The Company licenses its software products to end users primarily through the Company's direct sales force.

   The Company licenses to customers the right to use its software products pursuant to software license agreements (hereafter referred to as a "license arrangement"). The license arrangement generally restricts the customer's right to use the Company's enterprise software products as specified in the license arrangement. The license arrangements' original terms generally range from one to ten years for license arrangements prior to December 2000 and one to five years for license arrangements beginning in December 2000. In addition, customers can subscribe to software arrangements under month-to-month licenses beginning in December 2000. The timing and amount of license revenue recognized during an accounting period is determined by the nature of the contractual provisions included in the license arrangement with customers.

   Beginning in December 2000, the Company began executing software license arrangements that include flexible contractual provisions that, among other things, allow customers to receive unspecified future software products within designated product lines. Under these arrangements (referred to as the "new Business Model"), the Company is required to recognize revenue attributable to the software products ratably over the term of the license arrangement commencing upon delivery of the currently available software products.

   The Company recognizes revenue pursuant to the requirements of the American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 97-2 "Software Revenue Recognition" ("SOP 97-2"), issued in October 1997, as amended by AICPA Statement of Position No. 98-4 and No. 98-9. SOP 97-2 was effective for the Company April 1, 1998. Amendment 98-4 deferred for one year to April 1, 1999, the effective date of certain SOP 97-2 provisions pertaining to multiple-element arrangements. SOP 98-9 amended SOP 97-2 and requires recognition of revenue under the "residual method" when certain criteria are met and was effective for the Company April 1, 1999. These statements set forth GAAP for recognizing revenue on software transactions and establish four criteria necessary in order to recognize revenue - persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. Under the residual method, revenue is recognized in a multiple element arrangement when company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. At the outset of the arrangement with the customer, the Company defers revenue for the fair value of its undelivered elements (e.g., maintenance, consulting, education services) and recognizes revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement when the criteria in SOP 97-2 have been met. For

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 1 - Significant Accounting Policies (Continued)

license arrangements prior to December 2000 (referred to as the "old Business Model"), once the four criteria in SOP 97-2 were met, revenue was recognized up-front for such delivered elements. Under the new Business Model, once the four criteria are met, revenue attributable to license and maintenance fees is recognized ratably over the arrangement term as the terms of such arrangements provide for flexible contractual provisions, such as "unspecified future deliverables."

   Subscription Revenue: Subscription revenue represents the ratable recognition of revenue by the Company attributable to license arrangements under the new Business Model.

   Deferred subscription revenue, in general, represents the aggregate portion of all undiscounted contractual and committed license and maintenance fees pursuant to all new Business Model arrangements that has not yet been recognized as revenue on a ratable basis over the life of the license arrangement.

   Beginning in fiscal year 2002, the Company has disaggregated the total deferred subscription revenue into two components, the amount of cash collected in excess of the amount recognized as revenue and the amount that has not yet been collected that has not been recognized as revenue. Each appear within the Company's Consolidated Balance Sheets as "Deferred subscription revenue (collected)," and as "Deferred subscription revenue," a component of installment accounts receivable, respectively. The components of installment accounts receivables are detailed in Note 5. Each of these components is further classified as either current or non-current. Balances applicable to fiscal year 2001 have been reclassified for comparability purposes.

   Software Fees and Other: Prior to December 2000, the Company executed software license arrangements that included contractual provisions that resulted in the recognition of revenue attributable to the software products upon delivery of the software products, provided that the arrangement fee was fixed or determinable, collectibility of the fee was probable and persuasive evidence of an arrangement existed.

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

   Maintenance: For arrangements executed under the old Business Model, maintenance was bundled for a portion of the term of the license arrangement. Under these arrangements, the fair value of the maintenance, which was based on optional annual renewal rates stated in the arrangement, initially was deferred and subsequently amortized into revenue over the initial contractual term of the arrangement. Maintenance renewals have been recognized ratably over the term of the renewal arrangement. The Company has recently experienced maintenance renewal rates on such contracts of approximately 80%.

   The "Deferred maintenance revenue" line item on the Company's Consolidated Balance Sheets principally represents payments received in advance of services rendered as of the balance sheet dates.

   For arrangements executed under the new Business Model, maintenance is bundled for the entire term of the license arrangement. Under these arrangements, maintenance revenue is included in subscription revenue and is recognized ratably over the term of the license arrangement, along with the license fee, commencing upon delivery of the currently available software products.

   Financing Fees: Accounts receivable resulting from old Business Model product sales with extended payment terms are discounted to present value at prevailing market rates. In subsequent periods, the receivable is increased to the amount due and payable by the customer through the accretion of financing revenue on the unpaid receivables due in future years.

   Professional Services: Professional services revenue is derived from the Company's consulting services and educational programs. The fair value of the professional services, which is based on fees charged to customers when the related services are sold separately or under time and materials contracts, initially is deferred and subsequently recognized as revenue when the services are performed. For professional services rendered pursuant to a fixed-price contract, revenue is recognized on the percentage-of-completion method.

   Marketable Securities: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 1 - Significant Accounting Policies (Continued)

   The Company has determined that all of its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders' Equity under the caption "Accumulated Other Comprehensive Loss." The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in SG&A expenses. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

   Fair Value of Financial Instruments: The fair value of the Company's cash and cash equivalents, accounts payable and accrued expense amounts approximate their carrying value. See Notes 3, 5 and 6 for the fair value related to the Company's investments, accounts receivable and debt payable, respectively.

   Statement of Cash Flows: Interest payments for the fiscal years ended March 31, 2002, 2001 and 2000 were $239 million, $344 million and $319 million, respectively. Income taxes paid for these fiscal years were $277 million, $317 million and $368 million, respectively.

   Concentration of Credit Risk: Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of marketable securities and accounts receivable. The Company's marketable securities consist primarily of high quality securities with limited exposure to any single instrument. The Company's accounts receivable balances have limited exposure to concentration of credit risk due to the diverse customer base and geographic areas covered by operations.

   Property and Equipment: Land, buildings, equipment, furniture and improvements are stated at cost. Depreciation and amortization are provided over the estimated useful lives of the assets by the straight-line method. Building and improvements are generally estimated to have 30 to 40 year lives and the remaining property and equipment are estimated to have 5 to 7 year lives.

   Accounting for Stock-Based Compensation: The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees" and related interpretations. Pro forma net (loss) income and net (loss) income per share disclosures required by SFAS 123 "Accounting for Stock-Based Compensation," are included in Note 9.

   Goodwill: Goodwill represents the excess of the aggregate purchase price over the fair value of the tangible and identifiable assets and in-process research and development acquired by the Company in a purchase business combination. The Company amortizes goodwill over its estimated useful life, which ranges from 10 to 20 years, depending on the nature of the business acquired. The Company recorded amortization of goodwill for the fiscal years ended March 31, 2002, 2001 and 2000 of $429 million, $470 million and $221 million, respectively. Unamortized goodwill at March 31, 2002 and 2001 was $4,483 million and $4,976 million, respectively. In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. This statement is effective for fiscal years beginning after December 15, 2001. Under the non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The Company is having an independent valuation analysis completed and does not anticipate any material transitional impairment; however, future impairment reviews may result in future periodic write-downs. SFAS 142 will have the effect of eliminating the Company's amortization of goodwill commencing April 1, 2002.

   Capitalized Software Costs: Capitalized software costs include the fair value of rights to market software products acquired in purchase business combinations ("Purchased Software Products"). In allocating the purchase price to the assets acquired in a purchase business combination, the Company allocates a portion of the purchase price equal to the fair value at the acquisition date of the rights to market the software products of the acquired company. The Company recorded amortization of Purchased Software Products for the fiscal years ended March 31, 2002, 2001 and 2000 of $455 million, $467 million and $250 million, respectively, which were included in the "Amortization of capitalized software costs" line item on the accompanying Consolidated Statements of Operations.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 1 - Significant Accounting Policies (Continued)

   In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," internally-generated software development costs associated with new products and significant enhancements to existing software products are expensed as incurred until technological feasibility has been established. Internally-generated software development costs of $53 million, $49 million and $36 million were capitalized during fiscal years 2002, 2001 and 2000, respectively. The Company recorded amortization of $32 million, $25 million and $21 million for the fiscal years ended March 31, 2002, 2001 and 2000, respectively, which was included in the "Amortization of capitalized software costs" line item on the accompanying Consolidated Statements of Operations. Unamortized internally-generated software development costs included in the Other Assets line item on the accompanying Consolidated Balance Sheets as of March 31, 2002 and 2001 were $130 million and $111 million, respectively.

   Annual amortization of capitalized software costs is the greater of the amount computed using (i) the ratio that current gross revenue for a product bears to the total of current and anticipated future revenue for that product or (ii) the straight-line method over the remaining estimated economic life of the product. The Company amortized capitalized software costs using the straight-line method in fiscal years 2002, 2001 and 2000, as anticipated future revenue is projected to increase for several years considering the Company is continuously integrating current enterprise software technology into new solutions.

   The carrying values of goodwill, purchase software products, other intangible assets and other long-lived assets, including investments, are reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment, which includes an assessment of the net realizable value of capitalized software costs as of the balance sheet date. If an impairment is determined to exist, any related impairment loss is calculated based on net realizable value for capitalized software and fair value for all other intangibles.

   Net (Loss) Earnings Per Share: Basic (loss) earnings per share and diluted (loss) earnings per share are computed by dividing net (loss) income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities, such as stock options and convertible securities.

Year Ended March 31,
2002	2001	2000
(in millions, except per share amounts)

Net (loss) income(1) Diluted (Loss) Earnings Per Share	$(1,102)	$ (591)	$ 696
Weighted-average shares outstanding and
common share equivalents(1) Diluted (Loss) Earnings Per Share	577 $ (1.91)	582 $(1.02)	557 $1.25
Diluted Share Computation
Weighted-average common shares outstanding Weighted-average convertible Senior Note shares outstanding(2) Weighted-average stock options outstanding, net	577 - -	582 - -	539 - 18
Weighted-average shares outstanding and
common share equivalents(3)	577	582	557
(1)

If the twelve-month period ended March 31, 2002 had resulted in net income, interest expense related to the convertible senior notes would have been added back to the net income in order to calculate diluted earnings per share. The related interest expense, net of tax, for the year ended March 31, 2002 totaled less than $1 million.

(2)	Beginning in fiscal year 2003, the common share equivalents related to convertible debt outstanding would amount to 27 million to the extent that they are not antidilutive.
(3)

For fiscal years 2002 and 2001, common share equivalents (convertible senior note shares and stock options) are not included since their effect would be antidilutive. If the twelve-month periods ended March 31, 2002 and 2001 had resulted in net income, the weighted-average shares outstanding and common share equivalents would have been 591 and 592 million, respectively.

Note 1 - Significant Accounting Policies (Continued)

   Comprehensive Loss: Comprehensive loss includes foreign currency translation adjustments and unrealized gains or losses on the Company's available-for-sale securities and reclassification adjustments for gains included in net (loss) income. As of March 31, 2002 and 2001, the accumulated comprehensive loss included a foreign currency translation loss of $358 million and $389 million, respectively, and an unrealized (loss) gain on equity securities of $(3) million and $1 million, respectively. The components of comprehensive loss, net of applicable tax, for the fiscal years ended March 31, 2002, 2001 and 2000, are included within the Consolidated Statements of Stockholders' Equity.

   Reclassifications: Certain prior years' balances have been reclassified to conform with the current year's presentation.

   The Emerging Issues Task Force ("EITF") of the FASB issued EITF 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." This EITF is effective for annual and interim financial statements beginning after December 15, 2001. EITF 00-25, as further defined by EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)," requires, among other things, that payments made to resellers by the Company for cooperative advertising, buydowns and similar arrangements should be classified as reductions to net sales. Such payments, primarily consisting of rebates, incentives and other cooperative advertising type costs, totaled $13 million for the fiscal year ended March 31, 2002. The Company has historically reported such payments as a component of SG&A. To enable comparisons between fiscal 2002 results and the results of prior years, the Company has reclassified these payments in the prior years from SG&A to the "Software fees and other" line item. The impact of the reclassification reduces both software fees and other and SG&A by $16 million and $18 million in fiscal years 2001 and 2000, respectively. The reclassifications do not affect the Company's (loss) profit from operations, net (loss) income or basic and diluted (loss) earnings per share.

   The Emerging Issues Task Force issued EITF D-103, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred." This EITF is effective for financial reporting periods beginning after December 15, 2001. EITF D-103 requires that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statement of operations. Such reimbursements totaled $8 million for the fiscal year ended March 31, 2002. The Company has historically reported such reimbursements as a component of SG&A. To enable comparisons between fiscal 2002 results and the results of prior years, the Company has reclassified these reimbursements in the prior years from SG&A to the "Professional services" revenue line item. The impact of the reclassification increases both professional services revenue and SG&A by $8 million and $9 million in fiscal years 2001 and 2000, respectively. The reclassifications do not affect the Company's (loss) profit from operations, net (loss) income or basic and diluted (loss) earnings per share.

   The Company has historically included the cost of professional services as components of the SG&A and "Commissions and royalties" line items on the Consolidated Statements of Operations. Beginning in fiscal year 2002, such costs have been included in the "Cost of professional services" line item. To enable comparisons between fiscal 2002 results and the results of prior years, the Company has reclassified these costs in the prior years from SG&A and commissions and royalties to cost of professional services. The impact of the reclassification reduces SG&A and increases cost of professional services by $437 million and $418 million in fiscal years 2001 and 2000, respectively, and reduces commissions and royalties and increases cost of professional services by $26 million and $28 million in fiscal years 2001 and 2000, respectively. The reclassifications do not affect the Company's (loss) profit from operations, net (loss) income or basic and diluted (loss) earnings per share.

   The Company has historically included the amortization of purchased software and internally developed capitalized software as a component of the "Depreciation and amortization" line item on the Consolidated Statements of Operations. Beginning in fiscal year 2002, such costs have been included in the "Amortization of capitalized software costs" line item. To enable comparisons between fiscal 2002 results and the results of prior years, the Company has reclassified these costs in the prior years from depreciation and amortization to amortization of capitalized software costs. In addition, the title of the line item "Depreciation and amortization" has been changed to "Depreciation and amortization of goodwill and other intangibles" to more fully describe the components of that line item. The impact of the reclassification reduces depreciation and amortization of goodwill and other intangibles and increases amortization of capitalized software costs by $492 million and $271 million in fiscal years 2001 and 2000, respectively. The reclassifications do not affect the Company's (loss) profit from operations, net (loss) income or basic and diluted (loss) earnings per share.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 1 - Significant Accounting Policies (Continued)

   Payments received in advance of the recognition of the related revenue for product license fees recorded under the new Business Model are shown as "Deferred subscription revenue (collected)" on the accompanying Consolidated Balance Sheets. See the "Subscription revenue" caption of Note 1 for additional information concerning this reclassification. At March 31, 2001, this amount was reflected in "Trade and installment accounts receivable, net" and "Installment accounts receivable."

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

   The purchase price for the Sterling and PLATINUM acquisitions have been allocated to assets acquired and liabilities assumed based on their fair value at the dates of acquisitions, as adjusted within the allocation period, as follows:

Sterling			PLATINUM
(in millions)
Cash and cash equivalents Deferred income taxes, net Other assets, net In-process research and development Purchased software products Goodwill and other intangibles(1) Purchase Price	$ $	476 (377) 109 150 1,532 2,177 4,067	$ $	57 (62) 141 645 972 2,502 4,255

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

   The following table reflects unaudited pro forma combined results of the operations of the Company, Sterling and PLATINUM, as adjusted within the allocation period, on the basis that the acquisitions had taken place at the beginning of fiscal year 2000 under the old Business Model:

Year Ended March 31,
2000
(in millions, except per share amounts)

Revenue Net income Basic earnings per share Shares used in computation Diluted earnings per share Shares used in computation	$ $ $	7,073 362 ..62 586 ..60 604

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 2 - Acquisitions (Continued)

   The following table reflects unaudited pro forma combined results of the operations of the Company, Sterling and PLATINUM, as adjusted within the allocation period, on the basis that the acquisitions had taken place at the beginning of fiscal year 2000 under the old Business Model. All special charges, net of taxes, including the purchased research and development charge for PLATINUM and Sterling in fiscal year 2000 of $645 million and $150 million, respectively, the non-cash charge of $32 million related to CHS Electronics, Inc. ("CHS") recorded in fiscal year 2000, and all special charges recorded by PLATINUM and Sterling in fiscal year 2000 have been excluded:

Year Ended March 31,
2000
(in millions, except per share amounts)

Revenue Net income Basic earnings per share Shares used in computation Diluted earnings per share Shares used in computation	$ $ $	7,073 1,344 2.29 586 2.23 604

   In management's opinion, the pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of fiscal year 2000 and had been under the old Business Model or of future operations of the combined entities under the ownership and operation of the Company.

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

   During fiscal years 2002, 2001 and 2000, the Company acquired other consulting businesses and product technologies in addition to the ones described above, which, individually or collectively, were not material to the consolidated financial statements taken as a whole. The excess of cost over net assets acquired is being amortized on a straight-line basis over the expected period to be benefited. The Consolidated Statements of Operations reflect the results of operations of the companies since the effective dates of the acquisitions.

   Liabilities related to acquisitions consist of the following:

	Sterling					PLATINUM						Other
	Duplicate					Duplicate						Duplicate
	Facilities &				Employee	Facilities &			Employee			Facilities &			Employee
	Other Costs				Costs	Other Costs			Costs			Other Costs			Costs
(in millions)
Balance at March 31, 1999: New charges Settlements Adjustments Balance at March 31, 2000: Settlements Adjustments Balance at March 31, 2001: Settlements Adjustments Balance at March 31, 2002:	$ $ $ $	- 169 - - 169 (30 (39 100 (22 - 78	) ) )	$ $ $ $	- 304 - - 304 (302 25 27 (5 (16 6	) ) )	$ $ $ $	- 268 (88 - 180 (53 (28 99 (25 (23 51	) ) ) ) )	$ $ $ $	- 183 (115 - 68 (19 (4 45 (15 (3 27	) ) ) ) )	$ $ $ $	108 - (8 (73 27 (4 - 23 (5 (12 6	) ) ) ) )	$ $ $ $	26 12 (18 - 20 (7 - 13 (5 (7 1	) ) ) )

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 2 - Acquisitions (Continued)

   The employee costs relate to involuntary termination benefits and the duplicate facilities and other costs relate to operating leases, which are actively being renegotiated and expire at various times through 2010, negotiated buyouts of the operating lease commitments and other contractually related liabilities. The fiscal year 2001 Sterling and PLATINUM adjustments represent changes in the exit plan from its formulation until its finalization less than one year from the completion of the respective acquisition. The remaining acquisition adjustments, which resulted in a reduction to the corresponding liability and related goodwill, represent reductions due to the settlement of obligations at amounts less than those originally estimated. The remaining liability balances are included in the "Accrued expenses and other liabilities" line item on the accompanying Consolidated Balance Sheets.

Note 3 - Marketable Securities

   The following is a summary of marketable securities classified as available-for-sale:
Year Ended March 31,
2002		2001
Debt/Equity Securities:		(in millions)
Cost Gross unrealized gains Gross unrealized losses Estimated fair value	$91 1 (5) $87	$86 1 - $87

   There were no realized gains or losses for the fiscal years ended March 31, 2002 or 2001. For the fiscal year ended March 31, 2000, the Company recorded an approximate $50 million loss due to an other than temporary decline in the fair value of an investment in CHS Electronics, Inc., which was included within SG&A.

   The estimated fair value of debt and equity securities is based upon published closing prices of those securities at March 31, 2002. For debt securities, amortized cost is classified by contractual maturity. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.
March 31, 2002
Cost		Estimated Fair Value
Debt securities recorded at market, maturing:	(in millions)
Within one year or less Between one and three years Between three and five years Beyond five years Debt securities recorded at market Equity securities recorded at market Total marketable securities	$22 35 22 1 80 11 $91	$22 36 22 1 81 6 $87

Note 4 - Segment and Geographic Information

   The Company's chief operating decision-maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenue, by geographic region, for purposes of assessing financial performance and making operating decisions. Accordingly, the Company considers itself to be operating in a single industry segment. The Company is principally engaged in the design, development, marketing, licensing and support of integrated enterprise computer software solutions operating on a diverse range of hardware platforms and operating systems. The Company does not manage its business by solution or focus area and therefore does not maintain its revenue on such a basis.

   The following table presents information about the Company by geographic area for the fiscal years ended March 31, 2002, 2001 and 2000:

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 4 - Segment and Geographic Information (Continued)
United States		Europe(a)	Other(a)	Eliminations		Total
(in millions)
March 31, 2002
Revenue:
To unaffiliated customers Between geographic areas(b) Total Revenue	$1,847 247 2,094	$667 - 667	$450 - 450	$	- (247) (247)	$2,964 - 2,964

Property and equipment, net Identifiable assets Total liabilities	541 11,193 6,784	151 671 501	26 487 449		- (125) (125)	718 12,226 7,609

March 31, 2001
Revenue:
To unaffiliated customers Between geographic areas(b) Total Revenue	$2,730 311 3,041	$832 - 832	$628 - 628	$	- (311) (311)	$4,190 - 4,190

Property and equipment, net Identifiable assets Total liabilities	602 13,823 7,905	160 592 738	32 463 455		- (442) (442)	794 14,436 8,656

March 31, 2000
Revenue:
To unaffiliated customers Between geographic areas(b) Total Revenue	$4,040 452 4,492	$1,232 - 1,232	$822 - 822	$	- (452) (452)	$6,094 - 6,094

Property and equipment, net Identifiable assets Total liabilities	609 16,006 9,381	183 1,091 882	37 985 782		- (589) (589)	829 17,493 10,456

(a)

The Company operates through branches and wholly owned subsidiaries in Canada and 44 foreign countries located in the Middle East, Africa, Europe (22), South America (7), and Asia/Pacific (13). Revenue is allocated to a geographic area based on the location of the sale.

(b)	Represents royalties from foreign subsidiaries determined as a percentage of certain amounts invoiced to customers.

   No single customer accounted for 10% or more of total revenue for the fiscal years ended March 31, 2002, 2001 or 2000.

Note 5 - Trade and Installment Accounts Receivable

   The Company uses installment contracts as a standard business practice and has a history of successfully collecting under the original payment terms without making concessions on payments, software products, maintenance or professional services. Net trade and installment accounts receivable is composed of the total amounts due from customers pursuant to arrangement fee commitments to pay awaiting the passage of time, less unamortized discounts based on imputed interest for the time value of money for contracts under the old Business Model, unearned revenue attributable to maintenance, deferred subscription revenue, unearned professional services contracted for in the license arrangement and allowances for doubtful accounts. Deferred subscription revenue represents the deferred license and maintenance fees from license arrangements under the new Business Model, which will amortize into revenue over the respective license arrangement term. Trade and installment accounts receivable consist of the following:

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 5 - Trade and Installment Accounts Receivable (Continued)

March 31,
2002	2001
(in millions)

Billed accounts receivable
Unbilled amounts due within the next twelve months - new Business Model
Unbilled amounts due within the next twelve months - old Business Model
Less: Allowance for doubtful accounts
Net amounts expected to be collected
Less: Unearned revenue - current
Net trade and installment accounts receivable - current

$ $	1,011 790 1,535 (353 2,983 (1,158 1,825	) )	$ $	1,443 268 1,773 (389 3,095 (1,307 1,788	) )

Unbilled amounts due beyond the next twelve months - new Business Model
Unbilled amounts due beyond the next twelve months - old Business Model
Less: Allowance for doubtful accounts
Net amounts expected to be collected
Less: Unearned revenue - non-current
Net installment accounts receivable - non-current

$ $	1,565 2,730 (60 4,235 (2,669 1,566	) )	$ $	1,047 4,527 (60 5,514 (2,631 2,883	) )

   At March 31, 2002 and 2001, unearned revenue - current consists of unamortized discounts of $288 million and $435 million, respectively, unearned maintenance of $290 million and $462 million, respectively, deferred subscription revenue of $522 million and $314 million, respectively, and unearned professional services of $58 million and $96 million, respectively.

   At March 31, 2002 and 2001, unearned revenue - non-current consists of unamortized discounts of $417 million and $727 million, respectively, unearned maintenance of $333 million and $636 million, respectively, and deferred subscription revenue of $1,919 million and $1,268 million, respectively.

   Unbilled amounts under the new Business Model are generally collectible over one to five years. As of March 31, 2002, on a cumulative basis, approximately 34%, 69%, 86%, 93% and 96% of amounts due from customers recorded under the new Business Model come due within fiscal years ended 2003 through 2007, respectively.

   Unbilled amounts under the old Business Model are generally collectible over three to six years. As of March 31, 2002, on a cumulative basis, approximately 36%, 59%, 74%, 83% and 88% of amounts due from customers recorded under the old Business Model come due within fiscal years ended 2003 through 2007, respectively.

  The provision for doubtful accounts for the fiscal years ended March 31, 2002, 2001 and 2000 was $233 million, $235 million and $77 million, respectively, and is included in SG&A.

   The Company expects the allowance for doubtful accounts to continue to decline as net installment accounts receivable under the old Business Model are billed and collected over the remaining life.

   The Company's estimate of the fair value of net installment accounts receivable under the old Business Model approximate carrying value since it is net of discounts, unearned contractual obligations and an allowance for doubtful accounts. The fair value of the unbilled amounts under the new Business Model (unbilled amounts due, less deferred subscription revenue) may have a fair value greater than that reflected in the balance sheet. Currently, amounts due from customers under the new Business Model are offset by unearned revenue related to these contracts, leaving no or minimal carrying value on the balance sheet for such amounts. The fair value may actually exceed this carrying value but cannot be practicably assessed since there is no existing market for a pool of customer receivables with such contractual commitments similar to that of the Company's. The actual fair value may not be known until these amounts are sold, securitized or collected. Although these customer contracts commit the customer to payment under a fixed schedule, the agreements are considered executory in nature due to the ongoing commitment to provide "unspecified future deliverables" as part of the contract terms.

   In prior fiscal years, the Company sold individual accounts receivable under the old Business Model to an external third party subject to certain recourse provisions. These amounts approximated $218 million at March 31, 2002.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 6 - Debt

   As of March 31, 2002, the Company's committed bank credit facilities consisted of a $1 billion four-year revolver and a $2 billion four-year term loan. The facilities provide for interest based upon the prevailing London InterBank Offered Rate ("LIBOR") subject to a margin determined by a bank facility ratings grid. As of March 31, 2002, $600 million remained outstanding under the term loan at an effective interest rate of approximately 5.13% and $600 million remained outstanding under the four-year revolving credit facility at an effective interest rate of approximately 2.83%. These interest rates represent LIBOR plus an applicable margin on tranches ranging from one month to one year. In April 2002, the Company repaid $250 million of the four-year revolving credit facility that was due in the first quarter of fiscal year 2004. During fiscal year 2002, the Company elected not to renew its $1.3 billion 364-day facility when it expired in May 2001. In addition, the Company repaid a 75 million British Pound Sterling denominated 364-day facility.

   The Company is also required to maintain certain financial ratios. Covenant calculations are based upon maintaining a ratio of cash generated from operations to interest expense, as well as maintaining a ratio of cash generated from operations to total debt, all of which is defined within the credit agreement. The Company is in compliance with such covenants.

   In March 2002, the Company issued $660 million of 5% Convertible Senior Notes due 2007 (the "Notes"). The Notes were issued to the initial purchasers pursuant to a private placement under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and subsequently resold to Qualified Institutional Buyers in reliance on Rule 144A and Regulation S of the Securities Act. The initial purchasers received a discount of 2.5% and the net proceeds to the Company were $644 million before deducting expenses payable by the Company of less than $1 million.

   The Notes are senior unsecured indebtedness and rank equally with all existing senior unsecured indebtedness. The holders of the Notes may convert all or some of their Notes at any time prior to or on March 14, 2007, unless previously redeemed or repurchased, at a conversion price of $24.34 per share. The initial conversion rate is 41.0846 shares per $1,000 principal amount of the Notes and is subject to adjustment under certain circumstances. The Notes may not be redeemed by the Company during the first three years that they are outstanding and may be called thereafter until maturity at the Company's option at declining premiums to par. The Company intends to file a registration statement with respect to the Notes and the common stock issuable upon conversion of the Notes. Concurrently with the issuance of the Notes, the Company entered into a call spread repurchase option transaction ("Call Spread"). The option purchase price of the Call Spread was $95 million. The entire purchase price of $95 million has been charged to Stockholders' Equity. Under the terms of the Call Spread, the Company has the option to purchase outstanding shares equivalent to the number of shares that may be issued if all Notes are converted into shares (27.1159 million shares), thereby mitigating dilution to shareholders. The Call Spread can be exercised at the three-year anniversary of the issuance of the Notes, at an exercise price of $24.83 per share. To limit the cost of the Call Spread, an upper limit of $36.60 per share has been set such that if the price of the common stock is above that limit at the time of exercise, the number of shares eligible to be purchased will be proportionately reduced based on the amount the common share price exceeds $36.60 at time of exercise. The Call Spread is intended to give the Company the option at the three year anniversary to eliminate dilution as a result of the Notes being converted to common shares up to the $36.60 price per common share and significantly mitigate dilution if the share price exceeds $36.60 at that time. The Call Spread was provided by two leading banking institutions.

   As of March 31, 2002 and 2001, the Company has the following unsecured, fixed-rate interest senior note obligations outstanding:

March 31,
2002	2001
(in millions)

6.770% Senior Notes due April 2003 6.250% Senior Notes due April 2003 6.375% Senior Notes due April 2005 5.000% Convertible Senior Notes due March 2007 6.500% Senior Notes due April 2008	$128 $575 $825 $660 $350	$192 $575 $825 - $350

   Debt ratings for the Company's senior unsecured notes and bank credit facilities are Baa2 and BBB+ from Moody's Investors Service and Standard & Poor's, respectively.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 6 - Debt (Continued)

   The Company is an issuer of Commercial Paper ("CP"). The above-mentioned revolver supports the CP program as a backstop facility. The program, rated A-2 by Standard & Poor's and P-2 by Moody's Investors Service, provides for maximum issuance of up to $1 billion in CP with maturities not to exceed 270 days. The Company had $82 million and $340 million of CP outstanding at March 31, 2002 and 2001, respectively, which bore interest at rates approximating 2.37% and 5.90%, respectively.

   Unsecured and uncommitted multi-currency credit facilities of $51 million are available to meet any short-term working capital requirements and can be drawn upon, up to a predefined limit, by most subsidiaries. Under these multi-currency facilities, approximately $15 million and $14 million was drawn at March 31, 2002 and 2001, respectively.

   As of March 31, 2002 and 2001, the Company had various other debt obligations outstanding, which approximated $7 million and $20 million, respectively.

   The Company conducts an ongoing review of its capital structure and debt obligations as part of its risk management strategy. As of March 31, 2002, the fair value of the Company's debt was approximately $83 million less than its carrying value.

   The maturities of outstanding debt for the next five fiscal years are as follows: 2003 - $508 million; 2004 - $1,497 million; 2005 - $0; 2006 - $826 million; and 2007 - $660 million.

   Interest expense for the fiscal years ended March 31, 2002, 2001 and 2000 was $249 million, $370 million and $352 million, respectively.

Note 7 - Commitments and Contingencies

   The Company leases real estate and certain data processing and other equipment with lease terms expiring through 2023. The leases are operating leases and generally provide for renewal options and additional rentals based on escalations in operating expenses and real estate taxes. The Company has no material capital leases.

   Rental expense under operating leases for the fiscal years ended March 31, 2002, 2001 and 2000, was $220 million, $238 million and $205 million, respectively. Future minimum lease payments are: 2003 - $140 million; 2004 - $101 million; 2005 - $85 million; 2006 - $64 million; 2007 - $56 million; and thereafter - $198 million.

   The Company has commitments to invest $17 million in connection with joint venture agreements.

   In prior fiscal years, the Company sold individual accounts receivable under the old Business Model to an external third party subject to certain recourse provisions. These amounts approximated $218 million at March 31, 2002.

   The Company, Charles B. Wang, Sanjay Kumar and Russell M. Artzt are defendants in a number of shareholder class action lawsuits, the first of which was filed July 23, 1998, alleging that a class consisting of all persons who purchased the Company's stock during the period January 20, 1998 until July 22, 1998 were harmed by misleading statements, representations and omissions regarding the Company's future financial performance. These cases, which seek monetary damages in an unspecified amount, have been consolidated into a single action (the "Shareholder Action") in the United States District Court for the Eastern District of New York ("NY Federal Court"). The NY Federal Court denied the defendants' motion to dismiss the Shareholder Action, and the parties currently are engaged in discovery. Although the ultimate outcome and liability, if any, cannot be determined, management, after consultation and review with counsel, believes that the facts do not support the plaintiffs' claims in the Shareholder Action and that the Company and its officers and directors have meritorious defenses. In the opinion of management, resolution of this litigation is not expected to have a material adverse effect on the financial position of the Company. In the event of an unfavorable resolution of this matter, however, the Company's earnings and cash flows in one or more periods could be materially adversely affected.

   In addition, three derivative actions, the first of which was filed on July 30, 1998, alleging misleading statements and omissions similar to those alleged in the Shareholder Action were brought in the NY Federal Court on behalf of the Company against a majority of the Directors who were serving on the Company's board at that time. Another derivative action on behalf of the Company, alleging that the Company issued 14.25 million more shares than were authorized under the 1995 Key Employee Stock Ownership Plan (the "1995 Stock Plan"), was filed in the NY Federal Court. These derivative actions were consolidated into a single

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 7 - Commitments and Contingencies (Continued)

action (the "Derivative Action") in the NY Federal Court. Lastly, a derivative action on behalf of the Company was filed in the Chancery Court in Delaware (the "Delaware Action") on September 15, 1998 alleging that 9.5 million more shares were issued to the three 1995 Stock Plan participants than were authorized under the 1995 Stock Plan. The Derivative Action and the Delaware Action have been settled and both actions have been dismissed. Under the terms of the settlement the 1995 Stock Plan participants returned 4.5 million shares of Computer Associates stock to the Company. In the first quarter of fiscal year 2001, the Company recorded a $184 million gain in conjunction with the settlement.

   On September 28, 2001, the United States Department of Justice filed a lawsuit alleging that the Company and PLATINUM had violated Federal antitrust laws, including alleged violation of the waiting period under the Hart-Scott-Rodino Act, in connection with the Company's acquisition of PLATINUM in May 1999. On April 23, 2002, the Company reached a settlement with the Department of Justice pursuant to which the Company will not admit any wrongdoing and will pay the government $638,000. The settlement is expected to become final after a public comment period of 60 days from the filing of the settlement order.

   Since February 2002, the Company has been cooperating with a joint inquiry by the United States Attorney's Office for the Eastern District of New York and the staff of the Northeast Regional Office of the Securities and Exchange Commission concerning certain of the Company's accounting practices. The investigation appears generally to be focusing on issues relating to the Company's historical revenue recognition policies and practices. The Company has produced documents and information in response to a request for the voluntary production of documents, and understands that third parties have received subpoenas from the SEC for documents issued pursuant to a formal order of investigation. Such an order gives the SEC staff authority to issue subpoenas and take testimony, though the Company understands that the issuance of such an order does not reflect any finding or determination that any violation of law has occurred. The Company intends to continue to cooperate fully with the inquiry. At this point, the Company cannot predict the scope or outcome of the inquiry, which may include the institution of administrative, civil injunctive or criminal proceedings, the imposition of fines and penalties, or other remedies and sanctions. The Company also cannot predict what impact, if any, the inquiry may have on the Company's results of operations or financial condition.

   In February and March 2002, a number of shareholder lawsuits were filed in the U.S. District Court for the Eastern District of New York against the Company and Messrs. Wang, Kumar and Ira H. Zar, the Company's Chief Financial Officer. The lawsuits allege, among other things, that the Company made misleading statements of material fact or omitted to state material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading. Each of the named individual plaintiffs seeks to represent a class consisting of purchasers of the Company's common stock and call options and sellers of put options for the period May 28, 1999 through February 25, 2002. Class action status has not yet been certified in this litigation. In April 2002, a derivative suit against all the Directors of the Company except Mr. Jay W. Lorsch and Mr. Walter P. Schuetze was filed in the Chancery Court in Delaware alleging breach of their fiduciary duties resulting in damages to the Company of an unspecified amount. This derivative suit is based on essentially the same allegations as those contained in the February and March 2002 shareholder lawsuits. The Company believes that the facts do not support the claims in these lawsuits and the Company and its officers and directors have meritorious defenses and intend to contest the lawsuits vigorously. In the opinion of management, resolution of this litigation is not expected to have a material adverse effect on the financial position of the Company. In the event of an unfavorable resolution of this matter, however, the Company's earnings and cash flows in one or more periods could be materially adversely affected.

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

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 8 - Income Taxes

   The amounts of (loss) income before (benefit) provision for income taxes attributable to domestic and foreign operations are as follows:

Year Ended March 31,
2002	2001	2000
(in millions)

Domestic Foreign	$ $	(1,166 (219 (1,385	) ) )	$ $	(344 (322 (666	) ) )	$ $	1,452 138 1,590

The (benefit) provision for income taxes consists of the following:

Year Ended March 31,
2002	2001	2000
(in millions)

Current:
Federal State Foreign		$186 19 56 261			$204 20 51 275			$401 25 56 482

Deferred:
Federal State Foreign		$(401 (41 (102 (544	) ) ) )		$(169 (14 (167 (350	) ) ) )		$381 26 5 412

Total:
Federal State Foreign	$ $	(215 (22 (46 (283	) ) ) )	$ $	35 6 (116 (75	) )	$ $	782 51 61 894

   The (benefit) provision for income taxes is reconciled to the tax (benefit) provision computed at the federal statutory rate as follows:

Year Ended March 31,
2002	2001	2000
(in millions)

Tax (benefit) expense at U.S. federal statutory rate Increase in tax expense resulting from:	$(485)		$(233)		$556
Purchased research and development Non-deductible amortization of excess cost over	-		-		278
net assets acquired Effect of international operations, including foreign	186		177		83
sales corporation State taxes, net of federal tax benefit Valuation allowance Other, net	$(4 (12 21 11 (283	) ) )	$(25 4 - 2 (75	) )	$(72 33 - 16 894)

   Deferred income taxes reflect the impact of temporary difference between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. The tax effects of the temporary differences are as follows:

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 8 - Income Taxes (Continued)

March 31,
2002	2001
(in millions)

Deferred tax assets Valuation allowance Total deferred tax assets Deferred tax liabilities:	$ $	141 (21) 120	$ $	173 - 173
Modified accrual basis accounting Purchased software Total deferred tax liabilities	$ $	842 552 1,394	$ $	1,260 707 1,967
Net deferred tax liability		$1,274		$1,794

   Deferred tax assets primarily relate to acquisition liabilities, such as duplicate facility, employee severance and other costs, and foreign net operating losses ("NOLs"). Foreign NOLs totaled approximately $185 million and $75 million as of March 31, 2002 and 2001, respectively. These NOLs generally expire between 2003 and 2013. A valuation allowance on the net deferred tax assets of $120 million was not established in the year ended March 31, 2002 for certain NOLs since management believes it is more likely than not that such NOLs will be realized.

   No provision has been made for federal income taxes on unremitted earnings of the Company's foreign subsidiaries (approximately $242 million of earnings as of March 31, 2002), since the Company plans to permanently reinvest all such earnings.

Note 9 - Stock Plans

   The Company had a 1981 Incentive Stock Option Plan (the "1981 Plan") pursuant to which options to purchase up to 27 million shares of Common Stock of the Company were available for grant to employees (including officers of the Company). The 1981 Plan expired on October 23, 1991. Therefore, from and after that date no new options could be granted under the 1981 Plan. Pursuant to the 1981 Plan, the exercise price could not be less than the Fair Market Value ("FMV") of each share at the date of grant. Options granted thereunder could be exercised in annual increments commencing one year after the date of grant and became fully exercisable after five years. All options expired ten years from date of grant unless otherwise terminated. As of March 31, 2002, there were no options outstanding under the 1981 Plan.

   The Company has a 1987 Non-Statutory Stock Option Plan (the "1987 Plan") pursuant to which options to purchase up to 17 million shares of Common Stock of the Company could be granted to select officers and key employees of the Company. Pursuant to the 1987 Plan, the exercise price shall not be less than the FMV of each share at the date of grant. The option period shall not exceed 12 years. Options granted thereunder may be exercised in annual increments commencing one year after the date of grant and become fully exercisable after five years. The 1987 Plan expired on March 24, 2002. Therefore, from and after that date no new options can be granted under the 1987 Plan. All of the 3.0 million options which are outstanding under the 1987 Plan are exercisable as of March 31, 2002. These options are exercisable at $2.22 - $4.26 per share.

   The Company's 1991 Stock Incentive Plan (the "1991 Plan") provides that stock appreciation rights and/or options, both qualified and non-statutory, to purchase up to 67.5 million shares of Common Stock of the Company may be granted to employees (including officers of the Company). Options granted thereunder may be exercised in annual increments commencing one year after the date of grant and become fully exercisable after five years. All options expire ten years from date of grant unless otherwise terminated. Shares terminated that were unexercised are available for reissuance. As of March 31, 2002, no stock appreciation rights have been granted under this plan and 70.9 million options have been granted, including options issued that were previously terminated due to employee forfeitures. As of March 31, 2002, 20.0 million of the 36.7 million options which were outstanding under the 1991 Plan were exercisable. These options are exercisable at $4.26 - $74.69 per share.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 9 - Stock Plans (Continued)

   The 1993 Stock Option Plan for Non-Employee Directors (the "1993 Plan") provides for non-statutory options to purchase up to a total of 337,500 shares of Common Stock of the Company to be available for grant to each member of the Board of Directors who is not otherwise an employee of the Company. Pursuant to the 1993 Plan, the exercise price shall be the FMV of the shares covered by the option at the date of grant. The option period shall not exceed ten years, and each option may be exercised in whole or in part on the first anniversary date of its grant. As of March 31, 2002, 222,750 options have been granted under this plan. As of March 31, 2002, all of the 128,250 options which are outstanding under the 1993 Plan are exercisable. These options are exercisable at $7.59 - $51.44 per share.

   The 2001 Stock Option Plan (the "2001 Plan") was effective as of July 1, 2001. The 2001 Plan provides that non-statutory and incentive stock options to purchase up to 7.5 million shares of Common Stock of the Company may be granted to select employees and consultants. All options expire ten years from the date of grant unless otherwise terminated. As of March 31, 2002, 4.5 million options have been granted. These options are exercisable in annual increments commencing one year after the date of grant and become fully exercisable after three years. As of March 31, 2002, 4.5 million options are outstanding, none of which are exercisable.

   In connection with the acquisitions in fiscal year 2000, options outstanding under the acquired companies' stock option plans were converted into options to purchase 7.2 million shares of Common Stock of the Company. As of March 31, 2002, 2.5 million of the 2.7 million options outstanding are exercisable at $3.27 - $70.12 per share. Options granted under these acquired companies' plans become exercisable over periods ranging from one to five years and expire ten years from the date of grant.

   The following table summarizes the activity under these plans (shares in millions):

2002		2001		2000
	Weighted- Average Exercise		Weighted- Average Exercise		Weighted- Average Exercise
Shares	Price	Shares	Price	Shares	Price

Beginning of year Granted Acquisition Exercised Terminated End of year Options exercisable	48.5 4.5 - (3.2) (2.9) 46.9	$28.71 21.90 - 12.40 32.88 28.83	47.6 11.1 - (4.5) (5.7) 48.5	$28.39 27.01 - 9.93 37.28 28.71	41.0 7.1 7.2 (6.9) (.8) 47.6	$21.67 51.87 31.07 14.53 30.54 28.39
at end of year	25.5	$24.77	23.4	$20.72	22.9	$15.68

   The following table summarizes information about these plans as of March 31, 2002 (shares in millions):

	Options Outstanding			Options Exercisable
Weighted-
		Average	Weighted-
Range of		Remaining	Average		Weighted-
Exercise		Contractual	Exercise		Average
Prices	Shares	Life	Price	Shares	Exercise Price

$ 2.22 - 10.01 - 20.01 - 30.01 - 40.01 - 50.01 -	$10.00 20.00 30.00 40.00 50.00 74.69	7.1 4.5 18.4 7.1 3.6 6.2 46.9	1.6 years 3.2 years 7.8 years 5.4 years 5.5 years 7.3 years	$ 6.18 19.26 25.85 35.76 46.91 51.89	7.0 4.5 4.8 5.1 2.5 1.6 25.5	$ 6.18 19.27 26.93 35.47 46.98 52.08

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 9 - Stock Plans (Continued)

   The Company maintains the Year 2000 Employee Stock Purchase Plan (the "Purchase Plan") for all eligible employees. Under the terms of the Purchase Plan, employees may elect to withhold between 1% and 25% of their base pay through regular payroll deductions, subject to Internal Revenue Code limitations. Shares of the Company's common stock may be purchased at six-month intervals at 85% of the lower of the FMV on the first or the last day of each six-month period. During fiscal 2002, employees purchased 654,163 shares at an average price of $21.91 per share. As of March 31, 2002, 28.7 million shares were reserved for future issuance.

   If the Company had elected to recognize compensation expense based on fair value of stock plans as prescribed by SFAS No. 123, net (loss) income and net (loss) earnings per share would have been adjusted to the pro forma amounts in the table below:

Year Ended March 31,
2002	2001	2000
(in millions, except per share amounts)

Net (loss) income - as reported
Net (loss) income - pro forma
Basic (loss) earnings per share - as reported
Basic (loss) earnings per share - pro forma
Diluted (loss) earnings per share - as reported
Diluted (loss) earnings per share - pro forma

$ $ $	(1,102 (1,185 (1.91 (2.05 (1.91 (2.05	) ) ) ) ) )	$ $ $	(591 (688 (1.02 (1.18 (1.02 (1.18	) ) ) ) ) )	$ $ $	696 608 1.29 1.13 1.25 1.12

   The weighted-average fair value at date of grant for options granted in fiscal 2002, 2001 and 2000 was $13.48, $17.10 and $27.98, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for option grants in fiscal 2002, 2001 and 2000, respectively: dividend yields of .37%, .30% and .15%; expected volatility factors of .65, .65 and .50; risk-free interest rates of 4.9%, 6.1% and 5.6%; and an expected life of six years. The compensation expense and pro forma net (loss) income may not be indicative of amounts to be included in future periods.

   The weighted-average fair value of Purchase Plan shares for offering periods commencing in fiscal 2002, 2001 and 2000 was $11.76, $10.20 and $20.87, respectively. The fair value is estimated on the first date of the offering period using the Black-Scholes option pricing model. The following weighted-average assumptions were used for Purchase Plan shares in fiscal 2002, 2001 and 2000, respectively; dividend yields of .22%, .32% and .11%; expected volatility factors of .65, .65 and .50; risk free interest rates of 2.7%, 5.8% and 6.0%; and an expected life of six months. The compensation expense and pro forma net (loss) income may not be indicative of amounts to be included in future periods.

   Under the 1998 Incentive Award Plan (the "1998 Plan"), a total of four million Phantom Shares, as defined in the 1998 Plan, are available for grant to certain of the Company's employees from time to time through March 31, 2008. As of March 31, 2002 approximately 1.1 million Phantom Shares have been awarded under the 1998 Plan. Each Phantom Share is equivalent to one share of the Company's common stock. Vesting, at 20% of the grant amount per annum, is contingent upon attainment of specific criteria, including an annual Target Closing Price ("Price") for the Company's common stock and the participant's continued employment.

   The Price is based on the average closing price of the Company's common stock on the New York Stock Exchange for the ten days up to and including March 31 of each fiscal year. The Price was met on March 31, 2000 and the Company began to recognize a non-cash charge over the employment period (approximately $3 million, $2 million and $2 million for the fiscal years ended March 31, 2002, 2001 and 2000, respectively). The price was not met on either March 31, 2002 or March 31, 2001 for the third and second tranche, respectively. If additional tranches vest, the annual non-cash charge will increase. Since the price of any future vested Phantom Shares is undetermined, any incremental expense is unknown. As of March 31, 2002, 638,960 Phantom Shares have not been forfeited and are outstanding under the 1998 Plan.

   All stock plans of the Company have been approved by the stockholders.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 10 - Profit Sharing Plan

   The Company maintains a defined contribution plan, the Computer Associates Savings Harvest Plan (the "CASH Plan"), for the benefit of employees of the Company. The CASH Plan is intended to be a qualified plan under Section 401(a) of the Internal Revenue Code of 1986 (the "Code") and contains a qualified cash or deferred arrangement as described under Section 401(k) of the Code. Pursuant to the CASH Plan, eligible participants may elect to contribute a percentage of their base compensation. The matching contributions to the CASH Plan totaled approximately $12 million, $11 million and $10 million for the fiscal years ended March 31, 2002, 2001 and 2000, respectively. In addition, the Company may make discretionary contributions to the CASH Plan. The discretionary contributions to the CASH Plan totaled approximately $24 million, $24 million and $25 million for the fiscal years ended March 31, 2002, 2001 and 2000, respectively.

Note 11 - Rights Plan

   Each outstanding share of the Company's Common Stock carries a stock purchase right issued under the Company's Rights Agreement, dated June 18, 1991, as amended May 17, 1995, May 23, 2001 and November 9, 2001 (the "Rights Agreement"). Under certain circumstances, each right may be exercised to purchase one one-thousandth of a share of Series One Junior Participating Preferred Stock, Class A, for $150. Under certain circumstances, following (i) the acquisition of 20% or more of the Company's outstanding Common Stock by an Acquiring Person (as defined in the Rights Agreement), (ii) the commencement of a tender offer or exchange offer which would result in a person or group owning 20% or more of the Company's outstanding common stock, or (iii) the determination by the Company's Board of Directors and a majority of the Disinterested Directors (as defined in the Rights Agreement) that a 15% stockholder is an Adverse Person (as defined in the Rights Agreement), each right (other than rights held by an Acquiring Person or Adverse Person) may be exercised to purchase common stock of the Company or a successor company with a market value of twice the $150 exercise price. The rights, which are redeemable by the Company at one cent per right, expire in November 2006.

Note 12 - Subsequent Event

   In April 2002, the Company completed the sale to SSA Global Technologies, Inc. ("SSA") of certain assets of the Company, principally the supply-chain management, financial management and human resource management product lines under the name interBiz. These interBiz operations generated approximately $82 million of revenue for the fiscal year ended March 31, 2002. In addition, at March 31, 2002, approximately $88 million of deferred subscription revenue has accumulated since the introduction of the Company's subscription model in October 2000. Approximately 725 employees were transferred to SSA as part of this transaction. Under the provisions of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company recorded a non-cash impairment charge to operations related to the above assets of $59 million in March 2002, which was included in SG&A on the accompanying Consolidated Statements of Operations.

SCHEDULE II

COMPUTER ASSOCIATES INTERNATIONAL, INC.
AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Additions
	Balance at	Charged to	Charged		Balance
	beginning	Costs and	to other		at end
Description	of period	Expenses	accounts (a)	Deductions (b)	of period
(in millions)

Reserves and allowances
 deducted from assets to
 which they apply:

Allowance for doubtful accounts (c)

Year ended March 31, 2002 Year ended March 31, 2001 Year ended March 31, 2000	$ $ $	449 410 264	$ $ $	233 235 77	$ $ $	- 21 171	$ $ $	269 217 102	$ $ $	413 449 410

(a)	Reserves and adjustments thereto of acquired companies.

(b)	Write-offs of amounts against allowance provided.

(c)	The Company expects the allowance for doubtful accounts to continue to decline as net installment accounts receivable under the old Business Model are billed and collected over the remaining life.

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
Computer Associates Maroc
Computer Associates Norway A/S
Computer Associates (N.Z.) Ltd.
Computer Associates Plc
Computer Associates B.V.
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
Morocco
Norway
New Zealand
United Kingdom
The Netherlands
Singapore
Australia
The Netherlands
Belgium
France
Denmark
South Africa
Italy
Poland
Sweden
Taiwan
Thailand
Delaware
Delaware
Philippines
Indonesia
Delaware