Form 10-Q
period 2002-06-30
COMPUTER ASSOCIATES INTERNATIONAL INC
filed 2002-07-22
CIK 356028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

 Ö  Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2002

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding
Common Stock	as of July 18, 2002
par value $.10 per share	577,701,705

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

PART I.	Financial Information	Page

	Independent Accountants' Review Report	1

Item 1.	Consolidated Condensed Balance Sheets -
	June 30, 2002 and March 31, 2002	2

	Consolidated Condensed Statements of Operations -
	Three Months Ended June 30, 2002 and 2001	3

	Consolidated Condensed Statements of Cash Flows -
	Three Months Ended June 30, 2002 and 2001	4

	Notes to the Consolidated Condensed Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosure of Market Risk	21

PART II.	Other Information

Item 1.	Legal Proceedings	22

Item 6.	Exhibits and Reports on Form 8-K	23

Part I.  FINANCIAL INFORMATION

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Stockholders
Computer Associates International, Inc.

We have reviewed the consolidated condensed balance sheet of Computer Associates International, Inc. and subsidiaries as of June 30, 2002, and the related consolidated condensed statements of operations and cash flows for the three-month periods ended June 30, 2002 and 2001. These consolidated condensed financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Computer Associates International, Inc. and subsidiaries as of March 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated May 10, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of March 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
KPMG LLP

New York, New York

July 19, 2002

Item 1:

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)

(in millions)

June 30,	March 31,
2002	2002

ASSETS
CURRENT ASSETS Cash and cash equivalents Marketable securities Trade and installment accounts receivable, net Other current assets TOTAL CURRENT ASSETS	$726 85 1,564 58 2,433	$1,093 87 1,825 56 3,061

Installment accounts receivable, due after one year, net	1,510	1,566
Property and equipment, net	715	718
Purchased software products, net	1,734	1,836
Goodwill and other intangible assets, net	4,829	4,835
Other noncurrent assets	204	210

TOTAL ASSETS	$11,425	$12,226

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES Loans payable and current portion of long-term debt	$1,442	$508
Deferred subscription revenue (collected) - current	622	577
Other current liabilities	1,079	1,236
TOTAL CURRENT LIABILITIES Long-term debt, net of current portion	3,143 1,838	2,321 3,334
Deferred income taxes	1,206	1,267
Deferred subscription revenue (collected) - noncurrent	192	208
Deferred maintenance revenue	385	456
Other noncurrent liabilities	26	23
Stockholders' equity	4,635	4,617

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,425	$12,226

See Notes to the Consolidated Condensed Financial Statements.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

(in millions, except per share amounts)

For the Three Months
Ended June 30,
2002	2001

REVENUE

Subscription revenue Software fees and other Maintenance Financing fees Professional services TOTAL REVENUE	$314 95 205 86 65 765	$140 103 258 128 83 712

OPERATING EXPENSES

Amortization of capitalized software costs	119	121
Cost of professional services	59	80
Selling, general and administrative	381	498
Product development and enhancements	165	173
Commissions and royalties	60	66
Depreciation and amortization of goodwill and other intangibles	34	155

TOTAL OPERATING EXPENSES	818	1,093

Loss before other expenses	(53)	(381)

Interest expense, net	47	69

Loss before income taxes	(100)	(450)

Income taxes	(35)	(108)

NET LOSS	$(65)	$(342)

BASIC LOSS PER SHARE	$(.11)	$(.59)

Basic weighted-average shares used in computation	578	577

DILUTED LOSS PER SHARE	$(.11)	$(.59)

Diluted weighted-average shares used in computation*	578	577

* Common share equivalents are not included since their effect would be antidilutive.

See Notes to the Consolidated Condensed Financial Statements.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

(in millions)

For the Three Months
Ended June 30,
2002	2001

OPERATING ACTIVITIES:
Net loss	$(65)	$(342)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation and amortization	153	276
Provision for deferred income taxes	(55)	(147)
Compensation expense related to stock and pension plans	24	24
Decrease in noncurrent installment accounts receivable, net	90	173
(Decrease) increase in deferred subscription revenue (collected) - noncurrent	(25)	28
Decrease in deferred maintenance revenue	(76)	(68)
Decrease in trade and current installment accounts receivable, net	327	258
Increase in deferred subscription revenue (collected) - current	20	102
Changes in other operating assets and liabilities, excluding
effects of acquisitions and divestitures	(196)	(150)
NET CASH PROVIDED BY OPERATING ACTIVITIES	197	154

INVESTING ACTIVITIES:
Acquisitions, primarily purchased software, marketing rights
and intangibles, net of cash acquired	(9)	-
Settlements of purchase accounting liabilities	(10)	(17)
Purchases of property and equipment, net	(4)	(7)
Disposition of business	12	-
Sales of marketable securities, net	2	-
Increase in capitalized development costs and other	(10)	(14)
NET CASH USED IN INVESTING ACTIVITIES	(19)	(38)

FINANCING ACTIVITIES:
Debt repayments, net	(562)	(310)
Exercise of common stock options and other	9	3
Purchases of treasury stock	(16)	(4)
NET CASH USED IN FINANCING ACTIVITIES	(569)	(311)

DECREASE IN CASH AND CASH EQUIVALENTS BEFORE
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(391)	(195)

Effect of exchange rate changes on cash	24	(4)

DECREASE IN CASH AND CASH EQUIVALENTS	(367)	(199)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,093	763

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$726	$564

See Notes to the Consolidated Condensed Financial Statements.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2002

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in Computer Associates International, Inc.'s (the "Registrant" or the "Company") Annual Report on Form 10-K ("Form 10-K") for the fiscal year ended March 31, 2002.

Basis of Revenue Recognition: The Company derives revenue from licensing software products, providing post-contract customer support and professional services. The Company licenses to customers the right to use its enterprise software products pursuant to software license arrangements. The timing and amount of license revenue recognized during an accounting period is determined by the nature of the contractual provisions included in the license arrangement with customers. For a detailed description of the Company's revenue recognition policy, refer to Note 1 of Form 10-K for the fiscal year ended March 31, 2002.

Reclassifications: Certain prior year balances have been reclassified to conform with the current year's presentation. For a detailed description of the reclassifications, refer to Note 1 of Form 10-K for the fiscal year ended March 31, 2002.

Net Loss Per Share: Basic loss per share and diluted loss per share are computed by dividing net loss by the weighted-average number of common shares outstanding for the period.

For the Three Months
Ended June 30,
2002	2001
(in millions, except per share amounts)

Net loss(1) Diluted Loss Per Share	$(65)	$(342)
Weighted-average shares outstanding and
common share equivalents(2) Diluted loss per share	$578 (.11)	$577 (.59)
Diluted Share Computation
Weighted-average common shares outstanding Weighted-average convertible Senior Note shares outstanding Weighted-average stock options outstanding, net	578 - -	577 - -
Weighted-average shares outstanding and
common share equivalents(2)	578	577

(1)

If the three month period ended June 30, 2002 had resulted in net income and had the common share equivalents for the convertible Senior Notes (27 million) been dilutive, interest expense related to the convertible Senior Notes would have been added back to the net income in order to calculate diluted earnings per share. The related interest expense, net of tax, for the three month period ended June 30, 2002 totaled approximately $5 million.

(2)

Common share equivalents are not included since their effect would be antidilutive. If the three month periods ended June 30, 2002 and 2001 had resulted in net income and had the common share equivalents for the convertible Senior Notes been dilutive, the weighted-average shares outstanding and common share equivalents would have been 609 million and 585 million, respectively.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2002

Statements of Cash Flows: For the three months ended June 30, 2002 and 2001, interest payments were $80 million and $98 million, respectively, and income taxes paid were $73 million and $122 million, respectively.

Cash Dividends: In May 2002, the Company's Board of Directors declared its regular, semi-annual cash dividend of $.04 per share, which totaled approximately $23 million. The dividend was paid on July 8, 2002 to stockholders of record on June 20, 2002.

Comprehensive Income (Loss): Comprehensive income (loss) includes unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments. The components of comprehensive income (loss), net of related tax, for the three month periods ended June 30, 2002 and 2001 are as follows:

For the Three Months
Ended June 30,
2002	2001
(in millions)

Net loss	$(65)	$(342)
Unrealized loss on marketable securities	-	(2)
Foreign currency translation adjustment	88	(7)
Total comprehensive income (loss)	$23	$(351)

Accounts Receivable: Net trade and installment accounts receivable consist of the following:

June 30,	March 31,
2002	2002
(in millions)

Current

Billed accounts receivable
Unbilled amounts due within the next twelve months - new Business Model
Unbilled amounts due within the next twelve months - old Business Model
Less: Allowance for doubtful accounts
Net amounts expected to be collected
Less: Unearned revenue - current
Net trade and installment accounts receivable - current

	$ $	676 868 1,471 (314 2,701 (1,137 1,564	) )	$ $	1,011 790 1,535 (353 2,983 (1,158 1,825	) )

Noncurrent

Unbilled amounts due beyond the next twelve months - new Business Model
Unbilled amounts due beyond the next twelve months - old Business Model
Less: Allowance for doubtful accounts
Net amounts expected to be collected
Less: Unearned revenue - noncurrent
Net installment accounts receivable - noncurrent

	$ $	1,499 2,648 (70 4,077 (2,567 1,510	) )	$ $	1,565 2,730 (60 4,235 (2,669 1,566	) )

At June 30, 2002 and March 31, 2002, unearned revenue - current consists of unamortized discounts of $265 million and $288 million, respectively, unearned maintenance of $276 million and $290 million, respectively, deferred subscription revenue of $551 million and $522 million, respectively, and unearned professional services of $45 million and $58 million, respectively.

At June 30, 2002 and March 31, 2002, unearned revenue - noncurrent consists of unamortized discounts of $373 million and $417 million, respectively, unearned maintenance of $303 million and $333 million, respectively, and deferred subscription revenue of $1.891 billion and $1.919 billion, respectively.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2002

Acquisition-related liabilities: As disclosed in the Company's Form 10-K for the fiscal year ended March 31, 2002, the Company acquired several businesses in fiscal year 2000 and prior. The acquisition related costs and remaining balances are provided below. Since the beginning of fiscal year 2003 and for the full fiscal years 2002 and 2001, the Company did not complete any acquisitions that would have given rise to additional acquisition related liabilities.

Sterling		PLATINUM		Other
Duplicate		Duplicate		Duplicate
Facilities &	Employee	Facilities &	Employee	Facilities &	Employee
Other Costs	Costs	Other Costs	Costs	Other Costs	Costs
(in millions)

Balance at March 31, 2000:	$169	$304	$180	$68	$27	$20
Settlements	(30)	(302)	(53)	(19)	(4)	(7)
Adjustments	(39)	25	(28)	(4)	-	-

Balance at March 31, 2001:	$100	$27	$99	$45	$23	$13
Settlements	(22)	(5)	(25)	(15)	(5)	(5)
Adjustments	-	(16)	(23)	(3)	(12)	(7)

Balance at March 31, 2002:	$78	$6	$51	$27	$6	$1
Settlements	(1)	-	(7)	(2)	(1)	-
Adjustments	-	-	-	-	-	-

Balance at June 30, 2002:	$77	$6	$44	$25	$5	$1

The employee costs consist of involuntary termination benefits and the duplicate facilities and other costs relate to operating leases which expire at various times through 2010, negotiated buyouts of operating lease commitments and other contractually related liabilities. The fiscal year 2001 Sterling Software, Inc. ("Sterling") and PLATINUM technology International, inc. ("PLATINUM") adjustments represent changes in the exit plan from its formulation until its finalization less than one year from the completion of the respective acquisition. The remaining acquisition adjustments, which resulted in a reduction to the corresponding liability and related goodwill, represent reductions due to the settlement of obligations at amounts less than those originally estimated.

Identified Intangible Assets: In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which requires the use of a non-amortization approach to account for goodwill and certain intangible assets. The Company adopted SFAS No. 142 on April 1, 2002. See Note C to these Consolidated Condensed Financial Statements for additional information.

In the table below, capitalized software includes both purchased and internally developed software costs and other identified intangible assets includes both customer relationships and trademarks/trade name costs. Internally developed capitalized software costs are included in the "Other noncurrent assets" line item on the accompanying Consolidated Condensed Balance Sheets. Other identified intangible asset costs are included in the "Goodwill and other intangible assets" line item on the accompanying Consolidated Condensed Balance Sheets. The gross carrying amounts and accumulated amortization for identified intangible assets subject to amortization are as follows:

At June 30, 2002
Gross	Accumulated	Net
Assets	Amortization	Assets
(in millions)

Capitalized software:
Purchased	$4,493	$2,759	$1,734
Internally developed	361	229	132
Other	370	107	263
Total	$5,224	$3,095	$2,129

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2002

At March 31, 2002
Gross	Accumulated	Net
Assets	Amortization	Assets
(in millions)

Capitalized software:
Purchased	$4,484	$2,648	$1,836
Internally developed	351	221	130
Other	370	97	273
Total	$5,205	$2,966	$2,239

For the first quarter of fiscal year 2003 and 2002, amortization of capitalized software costs was $119 million and $121 million, respectively. Amortization of other identified intangible assets was $10 million and $13 million in the first quarter of fiscal year 2003 and 2002, respectively. Amortization for other identified intangible assets for the first quarter of fiscal year 2002 is inclusive of assembled workforce amortization of $3 million in accordance with GAAP in effect prior to the adoption of SFAS No. 142.

Upon adoption of SFAS No. 142 in April 2002, assembled workforce no longer meets the definition of an identifiable intangible asset. As a result, the net balance of $79 million has been reclassified to goodwill. The carrying amount of goodwill as of June 30, 2002, inclusive of assembled workforce, was $4.566 billion, which includes an approximate $4 million effect from foreign currency exchange rate fluctuations during the quarter ended June 30, 2002. All intangible assets were amortized during the fiscal year ended March 31, 2002 in accordance with GAAP in effect at that time.

Based on identified intangible assets recorded through June 30, 2002, the annual amortization expense is expected to be as follows:

	Year Ended March 31,
	2003	2004	2005	2006	2007
	(in millions)
Capitalized software:
Purchased	$433	$418	$390	$362	$243
Internally developed	36	35	30	22	14
Other	39	39	39	39	23
Total	$508	$492	$459	$423	$280

NOTE B - DIVESTITURE

In April 2002, the Company completed the divestiture to SSA Global Technologies, Inc. ("SSA") of certain assets of the Company, principally the supply-chain management, financial management and human resource management product lines under the name interBiz. Proceeds from the divestiture totaled $25 million, approximately $12 million of which was received in the quarter ended June 30, 2002 and the remainder is due one year from the date of the divestiture. These interBiz operations generated approximately $20 million of revenue and $25 million of direct expenses for the first quarter of fiscal year 2002. As part of the transaction, net billed and unbilled accounts receivable and net deferred subscription revenue were reduced by approximately $25 million and $72 million, respectively. Approximately 725 employees were transferred to SSA as part of this transaction. Under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company recorded in March 2002 a $59 million non-cash impairment charge to operations related to its investment in interBiz assets. This non-cash impairment charge was included in SG&A on the Company's Form 10-K for the year ended March 31, 2002.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2002

NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS

The Company adopted SFAS No. 142 effective April 1, 2002, which had the effect of prospectively eliminating the Company's amortization of goodwill beginning with the first quarter of fiscal year 2003. Under the non- amortization approach, goodwill and certain other intangibles will not be amortized into results of operations, but instead will be reviewed for impairment, written down and charged to results of operations only in periods in which the recorded value of goodwill and certain other intangibles is more than its fair value. The Company obtained an independent valuation as of April 2002 which did not identify any evidence of a potential impairment; however, future impairment reviews may result in write-downs. The Company did not acquire any goodwill during the first quarter of fiscal year 2003 nor did it record a gain or loss on disposal of all or a portion of a reporting unit during the first quarter of fiscal year 2003. A reconciliation of previously reported net loss and loss per share to the amounts adjusted for the exclusion of goodwill and assembled workforce amortization, net of related income tax effect, is as follows:

For the Three Months
Ended June 30,
2002	2001
(in millions, except per share amounts)

Reported net loss	$(65)	$(342)
Goodwill amortization, net of tax	-	114
Assembled workforce amortization, net of tax	-	3
Adjusted net loss	$(65)	$(225)

Reported basic and diluted loss per share	$(.11)	$(.59)
Goodwill amortization, net of tax	-	.20
Assembled workforce amortization, net of tax	-	-
Adjusted basic and diluted loss per share	$(.11)	$(.39)

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires, among other things, that entities record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. This statement is not expected to have an impact on the Company.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the Statement significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Under SFAS No. 144, assets held-for-sale are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The Company adopted SFAS No. 144 effective April 1, 2002. There was no impact on the Company as a result of adopting SFAS No. 144.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item and amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This statement is not expected to have an impact on the Company.

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains certain forward-looking statements and information relating to the Company that are based on the beliefs and assumptions made by the Company's management as well as information currently available to management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and similar expressions, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, some of which are described below in the section "Risks and Uncertainties." Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements except as may be required by law.

CRITICAL ACCOUNTING POLICIES AND BUSINESS PRACTICES

Note 1 of the consolidated financial statements included in the Company's Form 10-K for the fiscal year ended March 31, 2002 contains a summary of the significant accounting policies that are used by the Company. Many of these accounting policies require the use of estimates. Critical accounting estimates, which are important to the portrayal of the Company's financial condition and require complex, subjective judgments, are as follows:

Basis of Revenue Recognition

In October 2000, the Company announced a shift to its new Business Model ("new Business Model"), offering customers the flexibility and freedom to adapt to rapidly changing enterprise requirements while reducing the risks and costs associated with traditional software licensing models. Under the new Business Model, customers can determine the length and dollar value of their software licenses. The new Business Model provides customers with the flexibility to subscribe to software under month-to-month licenses or choose cost certainty by committing to a longer-term arrangement. The new Business Model also permits customers to vary their software mix as their business and technology needs change, including the right to receive unspecified future software within designated product lines for no additional fee. The Company believes the new Business Model improves the visibility and predictability of the Company's revenue streams by recognizing license revenue on a ratable basis rather than on an up-front, one-time basis as the Company did prior to the quarter ended December 31, 2000.

The terms of these new Business Model arrangements are structured such that product revenue is generally recognized ratably over the term of the license on a monthly basis; this has impacted the Company's reported revenue on a Generally Accepted Accounting Principles ("GAAP") basis. The portion of the license arrangement that is not recognized currently as revenue creates deferred subscription revenue which will be recognized as revenue over the remaining term of the arrangement.

Prior to the introduction of the new Business Model, maintenance revenue was bundled for a portion of the term of the license arrangement. Under these arrangements, the maintenance, which was based on optional annual renewal rates stated in the arrangement, initially was deferred and subsequently amortized into revenue over the initial contractual term of the arrangement. Maintenance renewals have been recognized ratably over the term of the renewal arrangement. For arrangements executed under the new Business Model, maintenance is bundled for the entire term of the license arrangement and, along with the license fee, is recognized ratably as subscription revenue over the entire term of the license arrangement commencing upon delivery of the currently available software products.

Financing fees result from the initial discounting to present value of product sales with extended payment terms under the Company's business model in place prior to October 2000 ("old Business Model") and the subsequent increase of receivables to represent the amount due and payable by customers. Financing fees will continue to decrease as they are amortized over the arrangement term since the Company no longer records the present value of product sales as earned revenue at contract signing under the new Business Model.

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Accounts Receivable

As detailed in the table included in Note A to the Consolidated Condensed Financial Statements at June 30, 2002, net trade and installment accounts receivable, after accounting for unearned revenue and the allowance for doubtful accounts, is $3.074 billion.

The Company maintains an allowance for doubtful accounts relating to the portion of the accounts receivable that has been recognized as revenue, which the Company does not expect to collect in full. The Company performs a quarterly analysis to determine the appropriate allowance for doubtful accounts. This analysis includes various analytical procedures and a review of factors, including specific individual balances selected from a cross-section of the accounts that comprise total accounts receivable, the Company's history of collections of long-term contracts, as well as the overall economic environment. The Company's ability to collect its accounts receivable is dependent upon a number of factors including the performance of its products, customer satisfaction, financial condition of customers and general economic conditions. Changes to these factors will influence the amount of the required allowance.

The Company expects the allowance for doubtful accounts to continue to decline as net installment accounts receivable under the old Business Model are billed and collected over the remaining life.

Deferred Tax Assets

The Company has recognized for financial statement purposes a portion of the tax benefits connected with losses related to operations. At June 30, 2002, the current and noncurrent deferred tax assets, net of a valuation allowance, totaled $78 million and $38 million, respectively, and have been offset against the respective deferred tax liabilities. This recognition assumes that the Company will be able to generate sufficient future taxable income so that the carryforward of these losses will be realized. The factors that the Company considers in assessing the likelihood of realization include the forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets. Deferred tax assets are primarily comprised of acquisition liabilities, such as duplicate facility, employee severance and other costs, and foreign net operating losses ("NOLs"). The NOLs generally expire between 2003 and 2013. A valuation allowance was established in fiscal year 2002 for certain foreign deferred tax assets the Company believes may not be realized. Adjustments to the valuation allowance may be made in the future if it is determined that the amount of NOLs realized is greater or less than the amount recorded.

Valuation of Intangibles

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired by the Company in purchase business combinations and is not readily exchangeable for cash. The Company has historically amortized goodwill using the straight-line method based on an estimated useful life of 10 to 20 years. In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested at least annually for impairment. The Company adopted SFAS No. 142 effective April 1, 2002. Upon adoption, the Company stopped the amortization of goodwill with a net carrying value, exclusive of assembled workforce, of approximately $4.483 billion at March 31, 2002. The Company obtained an independent valuation as of April 2002 which did not identify any evidence of a potential impairment; however, future impairment reviews may result in write-downs. The valuation is based upon the Company's forecast of operating results for the entity that has recorded goodwill, as well as estimates of fair value of the entity and its tangible and intangible assets.

The carrying value of capitalized software products (purchased software and internally developed software) and other intangible assets are reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment, which includes an assessment of the net realizable value for capitalized software products and the future recoverability of cost for other intangible assets as of the balance sheet date.

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue:

Total revenue for the quarter ended June 30, 2002 increased $53 million, or 7%, from the prior year's comparable quarter. The increase was primarily due to the Company's transition to the new Business Model during the third quarter of fiscal year 2001, which resulted in an increase in subscription revenue from the prior year's comparable period, offset by a decrease in maintenance, financing fees and professional services revenue. The revenue increase was also offset by the sale of the Company's interBiz unit in April 2002, which had contributed approximately $20 million of revenue in the prior fiscal year's comparable quarter. Apprehension towards capital spending by the Company's existing and potential customers due to weak conditions in the overall economy and the technology industry also adversely impacted revenue in the first fiscal quarter of 2003. The Company does not expect an improvement in capital spending by customers until there is an improvement in general economic and industry conditions.

Subscription revenue increased $174 million, or 124%, from the comparable prior year quarter. Subscription revenue represents the ratable revenue recognized over the contract term on contracts executed under the new Business Model. The increase is primarily due to the introduction of the new Business Model in the third quarter of fiscal year 2001; the three month period ended June 30, 2001 included revenue earned from contracts executed for only nine months whereas the current quarter benefited from an additional twelve months of operations under the new Business Model. For the quarters ended June 30, 2002 and 2001, the new total deferred subscription revenue added totaled $322 million and $502 million, respectively. The approximate duration on contracts executed under the new Business Model in the quarters ended June 30, 2002 and 2001 averaged 2.75 years and 4.00 years, respectively.

Software fees and other consists of royalties and revenue from arrangements with distribution partners and original equipment manufacturer ("OEM") partners and decreased $8 million, or 8%, from the comparable prior year quarter. The decrease was attributable to a reduction in revenue from arrangements with distribution and OEM partners due primarily to a difficult economic environment, which adversely impacted sales.

Maintenance revenue for the quarter ended June 30, 2002 was $205 million, a decrease of $53 million, or 21%, from the quarter ended June 30, 2001. The decrease is attributable to arrangements executed under the new Business Model which include maintenance revenue that is bundled with license revenue and is included in the "Subscription revenue" line item on the accompanying Consolidated Condensed Statements of Operations. Together, the maintenance and license revenue is recognized ratably over the term of the arrangement. Maintenance revenue will continue to decrease as deferred maintenance revenue under the Company's old Business Model is amortized over the contract term, partially offset by new revenue earned from customers who elect to continue to receive optional maintenance at the expiration of the original contract term of their arrangements.

Financing fees result from the initial discounting to present value of product sales with extended payment terms under the Company's old Business Model and the subsequent increase of receivables to represent the amount due and payable by customers. This accretion of financing revenue on the receivables due in future years is recorded as financing fees. Financing fees decreased $42 million, or 33%, compared to the quarter ended June 30, 2001, due to the discontinuance of contracts offered under the old Business Model. Financing fees will continue to decrease as they are amortized over the arrangement term since the Company no longer records the present value of product sales as earned revenue at contract signing under the new Business Model.

Professional services decreased $18 million, or 22%, from the prior year's comparable quarter as a result of the weak spending environment that affected the IT service sector in general, as well as the Company's continued shift in focus to professional services engagements that are centered around the Company's products. Quantification of the impact each of these factors had on the decrease in professional services revenue is not readily determinable.

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Consistent with and for the same reasons as the overall increase in total revenue, North America and international revenue for the first fiscal quarter increased 4% and 13% over the prior year's first fiscal quarter, respectively. North America revenue represented 64% and 66% of revenue for the June 2002 and June 2001 quarters, respectively.

	North
Three Months Ended	America	International
	(in millions)
June 30, 2002	$ 491	$ 274
June 30, 2001	470	242

Price changes did not have a material impact in this quarter or the prior year's first fiscal quarter.

Costs and Expenses:

Amortization of capitalized software costs consists of the amortization of both purchased software as well as capitalized internally-generated software development costs associated with new products and significant enhancements to existing software products that have reached technological feasibility.

Cost of professional services consists primarily of personnel related costs to provide professional services and training to customers. Cost of professional services decreased $21 million, or 26%, due primarily to a reduction in professional services and related personnel costs from the comparable prior year quarter.

Selling, general and administrative ("SG&A") expenses for the first quarter of fiscal year 2003 decreased $117 million, or 23%, compared to the prior year's quarter. The decrease was largely attributable to the Company's emphasis on overall cost control measures, including a reduction in personnel and personnel related costs of approximately $65 million related to a decrease in headcount. The headcount of approximately 16,000 for the quarter ended June 30, 2002 was approximately 2,000 less than the headcount in the prior year's comparable quarter. The decrease in headcount was the result of a reduction in workforce of approximately 900 employees in October 2001, a reduction of approximately 725 employees from the divestiture of interBiz and the balance of the reduction was primarily due to attrition. The decrease in SG&A expenses was also attributable to a reduction of the provision for doubtful accounts as a result of a decrease in net installment accounts receivable related to the old Business Model. The Company's interBiz unit, which was divested in April 2002, contributed approximately $22 million of SG&A expenses in the prior year comparable quarter, the majority of which related to personnel costs.

Net product development and enhancement expenditures decreased $8 million, or 5%, for the first fiscal quarter of 2003 as compared to the prior year's first fiscal quarter. However, as a percentage of operating expenses, net research and development expenditures increased from approximately 18% in the first quarter of fiscal year 2002, excluding the amortization of goodwill and assembled workforce, to approximately 20% in the current year's comparable quarter. This resulted from the Company's continued focus on product development and enhancements, with an emphasis on adapting and enhancing products for distributed processing and IBM's z/OS environments, as well as a broadening of the Company's enterprise product offerings.

Commissions and royalties decreased $6 million, or 9%, for the first quarter of this fiscal year as compared with the prior year's comparable quarter. The decrease was the result of lower current quarter sales activity and the sale of the Company's interBiz unit, which contributed approximately $3 million of such expenses in the prior year comparable quarter.

Depreciation and amortization of goodwill and other intangible assets in the first fiscal quarter of 2003 decreased $121 million, or 78%, over the first fiscal quarter of the prior year. The decrease was a result of the Company's adoption of SFAS No. 142, whereby a non-amortization approach is used to account for goodwill and certain intangible assets. Under the non-amortization approach, goodwill and certain intangible assets are not amortized

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

into results of operations, but instead are reviewed for impairment, written down and charged to results of operations only in periods in which the recorded values of goodwill and certain intangibles are more than their fair value. The Company obtained an independent valuation as of April 2002 which did not identify any evidence of a potential impairment; however, future impairment reviews may result in write-downs. In accordance with GAAP at that time, the Company amortized $114 million and $3 million of goodwill and assembled workforce for the quarter ended June 30, 2001, respectively.

Net interest expense decreased $22 million, or 32%, for the first fiscal quarter of 2003 compared to the prior year's first fiscal quarter. Of the total amount, $10 million was a result of the decrease in the average variable interest rate and $12 million was due to the decrease in average debt outstanding.

Operating Margins:

For the first quarter of fiscal year 2003, the pretax loss was $100 million as compared with the pretax loss of $450 million in the prior year's comparable quarter. The net loss in both periods was primarily related to a decline in revenue associated with the Company's transition to the new Business Model, offset partially by a reduction in expenses of $180 million or 17%, for the June 2002 quarter compared to the June 2001 quarter, excluding the amortization of goodwill and assembled workforce. The Company's consolidated effective tax rate was 35% and 24% for the quarters ended June 30, 2002 and 2001, respectively. The increased effective tax rate in the quarter ended June 30, 2002 reflects the impact of the Company's adoption of SFAS No. 142, which eliminated goodwill amortization that is non-deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and marketable securities totaled $811 million at June 30, 2002, a decrease of $369 million from the March 31, 2002 balance of $1.180 billion. Cash from operations and cash on hand as of March 31, 2002 were used to repay approximately $562 million in outstanding debt and to fund stock repurchases of approximately $16 million. Cash generated from operations for the quarters ended June 30, 2002 and 2001 was $197 million and $154 million, respectively. Cash from operations was favorably impacted this quarter compared with the prior fiscal year's quarter by a reduction in interest and income tax payments of $18 million and $49 million, respectively.

The Company's bank credit facilities consist of a $1 billion four-year revolving credit facility and a $2 billion four-year term loan. During the quarter ended June 30, 2002, the Company made a scheduled repayment of $171 million of the term loan facility and a voluntary prepayment of $250 million of the revolving credit facility that was due in the first quarter of fiscal year 2004. As of June 30, 2002, $429 million remained outstanding under the four-year term loan and $350 million was drawn under the four-year revolver. The interest rates on such debt are determined based on a ratings grid, which applies a margin to the prevailing London InterBank Offered Rate ("LIBOR").

The Company has a $1 billion Commercial Paper ("CP") program. The four-year revolver supports the CP program as a backstop facility. As of June 30, 2002, $21 million was outstanding under the CP program. The Company intends to pay down the outstanding balance on the CP program in the second quarter of fiscal year 2003 and may consider issuing CP at a future date.

The Company also utilizes other financial markets in order to maintain its broad sources of liquidity. In fiscal year 1999, $1.750 billion of unsecured Senior Notes were issued in a transaction pursuant to Rule 144A of the Securities Act of 1933 ("Rule 144A"). Amounts borrowed, rates and maturities for each issue are $575 million at 6.25% due April 15, 2003, $825 million at 6.375% due April 15, 2005 and $350 million at 6.5% due April 15, 2008. During the quarter the Company repurchased $15 million of the 6.25% Senior Notes due April 15, 2003. As of June 30, 2002, $64 million was outstanding under the Company's 6.77% Senior Notes. These notes call for annual repayment of $64 million each April with a final maturity in April 2003.

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

In fiscal year 2002, $660 million of unsecured 5% Convertible Senior Notes, due March 15, 2007, were issued in a transaction pursuant to Rule 144A. The Notes are senior unsecured indebtedness and rank equally with all existing senior unsecured indebtedness. Concurrently with the issuance of the Notes, the Company entered into a call spread repurchase option transaction ("Call Spread"). Under the terms of the Call Spread, the Company has the option to purchase outstanding shares equivalent to the number of shares that may be issued if all Notes are converted into shares (27.116 million shares), thereby mitigating dilution to stockholders. The Call Spread can be exercised at the three year anniversary of the issuance of the notes at an exercise price of $24.83 per share. To limit the cost of the Call Spread, an upper limit of $36.60 per share has been set such that if the price of the common stock is above that limit at the time of exercise, the number of shares eligible to be purchased will be proportionately reduced based on the amount the common share price exceeds $36.60 at the time of exercise.

Unsecured and uncommitted multi-currency lines of credit are available to meet any short-term working capital needs for subsidiaries operating outside the United States. These lines total $31 million, of which $17 million was drawn as of June 30, 2002.

Debt ratings for the Company's senior unsecured notes and its bank credit facilities are BBB+ and Baa2 from Standard & Poor's and Moody's Investors Service, respectively. The Company's CP program is rated A-2 from Standard & Poor's and P-2 from Moody's. Peak borrowings under all debt facilities during the quarter ended June 30, 2002 totaled approximately $3.842 billion with a weighted-average interest rate of 5.64%.

As of June 30, 2002, the cumulative number of shares purchased under the Company's various open market common stock repurchase programs since fiscal year 1991 was 171 million, including approximately 1 million shares purchased in the first quarter of fiscal year 2003. The remaining number of shares authorized for repurchase is approximately 29 million.

Capital resource requirements as of June 30, 2002 consisted of lease obligations for office space, computer equipment, mortgage or loan obligations and amounts due as a result of product and company acquisitions. The Company has commitments to invest $13 million in connection with joint venture agreements.

It is expected that existing cash, cash equivalents, marketable securities, the availability of borrowings under credit lines and expected cash provided from operations will be sufficient to meet ongoing cash requirements. The Company expects to renew its bank credit lines prior to their expiration during the quarter ending June 30, 2003. The Company expects its long-standing history of providing extended payment terms to customers to continue under the new Business Model.

ANNUAL MEETING OF STOCKHOLDERS

The Company's annual meeting of stockholders will be held on August 28, 2002. Among other items on the agenda, the stockholders will elect eleven directors to serve on the Company's Board for the coming year. The Company announced on July 16, 2002 that it had added four new independent directors, which increased the size of the Board from eleven to fifteen. Four of the directors will not stand for re-election at the annual meeting, reducing the size of the Board to eleven. Ranger Governance Ltd. ("Ranger") has contested the election and has announced its intention to solicit proxies from the Company's stockholders to replace five members of the current Board with a slate of five individuals nominated by Ranger.

RISKS AND UNCERTAINTIES

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

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The markets for some or all the Company's key product areas may not grow.

The Company has identified six product focus areas: Enterprise Management, Security, Storage, Portal and Business Intelligence, Application Life Cycle Management and Data Management and Application Development. Some or all of these areas may not grow, may decline in growth or customers may decline or forego use of products in some or all of these focal areas. This is particularly true in newly emerging areas, such as Portal and Business Intelligence. A decline in these focus areas could result in decreased demand for the Company's products, which would adversely impact its business, financial condition and operating results.

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

At the beginning of fiscal years 2002 and 2003, the Company updated its compensation plan for the sales organization. The new compensation plan is in alignment with the new Business Model objectives of providing customer flexibility and satisfaction. The compensation plan may encourage behavior not anticipated or intended as it is implemented, which could adversely affect the Company's business, financial condition and operating results.

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

Since February 2002, the Company has been cooperating with a joint inquiry by the staff of the Northeast Regional Office of the Securities and Exchange Commission and the United States Attorney's Office for the Eastern District of New York concerning certain of the Company's accounting practices. See "Part II Item 1. Legal Proceedings." Although the Company is unable at this point to predict the scope or outcome of this inquiry, it is possible that it could result in the institution of administrative, civil injunctive or criminal proceedings, the imposition of fines and penalties, and/ or other remedies and sanctions. The conduct of these proceedings could negatively impact the Company's stock price. In addition, the Company expects to continue to incur expenses associated with responding to these agencies, regardless of the outcome, and this may divert the efforts and attention of the Company's management team from normal business operations.

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

Historically, a significant percentage of the Company's sales transactions are finalized in the last few days of the quarter, which may impact financial performance. One of the intended benefits the Company anticipates from the new Business Model will be a more predictable revenue stream throughout the quarter. Even as customers continue to transition to the new Business Model, it is still likely that a large number of transactions will be consummated in the last few days of the quarter, with the risk that some of these may not become final. Failure to finalize transactions in the last few days of the quarter could adversely affect the Company's business, financial condition and operating results.

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

As of June 30, 2002, the Company had approximately $3.3 billion of debt outstanding consisting of bank credit lines, unsecured fixed-rate senior note obligations, convertible senior notes, commercial paper and unsecured multi-currency credit facilities. The Company expects that existing cash, cash equivalents, marketable securities, expected cash provided from operations and the anticipated renewal of bank credit facilities will be sufficient to meet ongoing cash requirements. Failure to generate sufficient cash as the debt becomes due or to renew credit lines prior to their expiration may adversely affect the Company's business, financial condition and operating results.

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

The Company is currently engaged in a proxy contest.

Ranger announced its intention to solicit proxies from the Company's stockholders in order to elect a slate of five of its nominees to the Company's Board of Directors at the Company's 2002 Annual Meeting of Stockholders. Although the Company's Board of Directors has nominated its own slate of eleven nominee directors and is vigorously opposing the election of Ranger's nominees, there can be no assurance that the Company will be successful. Ranger has stated that if its nominees are elected, they intend, among other things, to replace the Company's senior management. If Ranger is successful in the proxy contest, the disruption to the Company and other effects related to the election of Ranger's nominees could adversely affect the Company's business, financial condition and operating results.

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

The Company maintains a blend of both fixed and floating rate debt instruments. As of June 30, 2002, the Company's outstanding debt approximated $3.3 billion, with approximately $2.5 billion in fixed rate obligations. If market rates were to decline, the Company could be required to make payments on the fixed rate debt that would exceed those based on current market rates. Each 25 basis point decrease in interest rates would have an associated annual opportunity cost of approximately $6 million. Each 25 basis point increase or decrease in interest rates would have an approximate $2 million annual effect on variable rate debt interest based on the balances of such debt as of June 30, 2002.

Under the Company's old Business Model, the Company offered financing arrangements with installment payment terms in connection with its software solution sales. The aggregate amounts due from customers includes an imputed interest element, which can vary with the interest rate environment. Each 25 basis point increase in interest rates would have an associated annual opportunity cost of approximately $10 million.

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

Equity Price Risk

The Company has minimal investments in marketable equity securities of publicly-traded companies. As of June 30, 2002, these investments were considered available-for-sale with any unrealized gains or losses deferred as a component of stockholders' equity. It is not customary for the Company to make investments in equity securities as part of its investment strategy.

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

The Company, Charles B. Wang, Sanjay Kumar and Russell M. Artzt are defendants in a number of stockholder class action lawsuits, the first of which was filed July 23, 1998, alleging that a class consisting of all persons who purchased the Company's common stock during the period January 20, 1998 until July 22, 1998 were harmed by misleading statements, misrepresentations and omissions regarding the Company's future financial performance. These cases, which seek monetary damages in an unspecified amount, have been consolidated into a single action in the United States District Court for the Eastern District of New York. In February and March 2002, a number of stockholder lawsuits were filed in the U.S. District Court for the Eastern District of New York against the Company and Messrs. Wang, Kumar and Ira H. Zar, the Company's Chief Financial Officer. The lawsuits generally allege, among other things, that the Company made misleading statements of material fact or omitted to state material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading in connection with the Company's financial performance. Each of the named individual plaintiffs in the 2002 lawsuits seeks to represent a class consisting of purchasers of the Company's common stock and call options and sellers of put options for the period May 28, 1999 through February 25, 2002. The 2002 cases have not yet been consolidated and class action status has not yet been certified. Although the ultimate outcome and liability, if any, cannot be determined, the Company believes that the facts do not support the claims in these lawsuits and that the Company and its officers and directors have meritorious defenses. In the opinion of management, resolution of these lawsuits is not expected to have a material adverse effect on the financial position of the Company. In the event of an unfavorable resolution of any of these matters, however, the Company's earnings and cash flows in one or more periods could be materially adversely affected.

On September 28, 2001, the United States Department of Justice filed a lawsuit alleging that the Company and PLATINUM had violated Federal antitrust laws, including alleged violation of the waiting period under the Hart-Scott-Rodino Act, in connection with the Company's acquisition of PLATINUM in May 1999. On April 23, 2002, the Company reached a settlement with the Department of Justice pursuant to which the Company will not admit any wrongdoing and will pay the government $638,000 once the settlement becomes final.

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

In April 2002, a derivative suit against all the directors of the Company except Kenneth Cron, Robert E. La Blanc, Jay W. Lorsch, Walter P. Schuetze, Alex Serge Vieux and Thomas H. Wyman was filed in the Chancery Court in Delaware alleging breach of their fiduciary duties resulting in damages to the Company of an unspecified amount. This derivative suit is based on essentially the same allegations as those contained in the February and March 2002 stockholder lawsuits. Similarly, in June 2002, a derivative suit against all directors of the Company except Messrs. Cron, La Blanc, Lorsch, Schuetze, Vieux and Wyman, as well as Ernst & Young LLP and KPMG LLP (the Company's former and current independent auditors, respectively), was filed in New York State Supreme Court, Suffolk County. This derivative suit also is based on essentially the same underlying allegations as those contained in the February and March 2002 stockholder lawsuits, and in addition alleges that the individual management director defendants sold common stock of the

Company from June 1999 through February 2002 while in possession of material non-public information concerning the Company. This suit alleges breach of fiduciary duties, waste and misappropriation of corporate assets, and damages to the Company in an unspecified amount, and in addition seeks the imposition of a constructive trust upon the profits allegedly realized from the sale of common stock of the Company.

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

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits:

 15.1 Accountants' acknowledgement letter

(b) Reports on Form 8-K:

 The Registrant filed a Report on Form 8-K dated April 8, 2002 to report an event under Items 5 and 7.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER ASSOCIATES INTERNATIONAL, INC.

Dated: July 22, 2002	By:	/s/ Sanjay Kumar
Sanjay Kumar, President
and Chief Executive Officer

Dated: July 22, 2002	By:	/s/ Ira Zar
Ira Zar, Executive Vice President and
Principal Financial and Accounting Officer