Form 10-Q
period 2002-09-30
COMPUTER ASSOCIATES INTERNATIONAL INC
filed 2002-10-22
CIK 356028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

 Ö  Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2002

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding
Common Stock	as of October 21, 2002
par value $.10 per share	573,258,431

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

Part I.  FINANCIAL INFORMATION

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Stockholders
Computer Associates International, Inc.

We have reviewed the consolidated condensed balance sheet of Computer Associates International, Inc. and subsidiaries as of September 30, 2002, and the related consolidated condensed statements of operations for the three month and six month periods ended September 30, 2002 and 2001 and cash flows for the six month periods then ended. These consolidated condensed financial statements are the responsibility of the Company's management.

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
October 21, 2002

Item 1:

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)

(in millions)

September 30,	March 31,
2002	2002

ASSETS
CURRENT ASSETS Cash and cash equivalents Marketable securities Trade and installment accounts receivable, net Other current assets TOTAL CURRENT ASSETS	$687 89 1,445 61 2,282	$1,093 87 1,825 56 3,061

Installment accounts receivable, due after one year, net	1,411	1,566
Property and equipment, net	694	718
Purchased software products, net	1,630	1,836
Goodwill and other intangible assets, net	4,820	4,835
Other noncurrent assets, net	199	210

TOTAL ASSETS	$11,036	$12,226

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES Loans payable and current portion of long-term debt	$1,308	$508
Deferred subscription revenue (collected) - current	560	577
Other current liabilities	1,120	1,236
TOTAL CURRENT LIABILITIES Long-term debt, net of current portion	2,988 1,838	2,321 3,334
Deferred income taxes	1,141	1,267
Deferred subscription revenue (collected) - noncurrent	173	208
Deferred maintenance revenue	333	456
Other noncurrent liabilities	27	23
Stockholders' equity	4,536	4,617

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,036	$12,226

See Notes to the Consolidated Condensed Financial Statements.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

(in millions, except per share amounts)

For the Three Months
Ended September 30,
2002	2001

REVENUE

Subscription revenue Software fees and other Maintenance Financing fees Professional services TOTAL REVENUE	$343 95 197 77 60 772	$187 106 248 118 74 733

OPERATING EXPENSES

Amortization of capitalized software costs	118	123
Cost of professional services	59	73
Selling, general and administrative	373	473
Product development and enhancements	165	171
Commissions and royalties	60	59
Depreciation and amortization of goodwill and other intangibles	35	150

TOTAL OPERATING EXPENSES	810	1,049

Loss before other expenses	(38)	(316)

Interest expense, net	41	57

Loss before income taxes	(79)	(373)

Income taxes (benefit)	(27)	(82)

NET LOSS	$(52)	$(291)

BASIC LOSS PER SHARE	$(.09)	$(.50)

Basic weighted-average shares used in computation	573	577

DILUTED LOSS PER SHARE	$(.09)	$(.50)

Diluted weighted-average shares used in computation*	573	577

* Common share equivalents are not included since their effect would be antidilutive.

See Notes to the Consolidated Condensed Financial Statements.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

(in millions, except per share amounts)

For the Six Months
Ended September 30,
2002	2001

REVENUE

Subscription revenue Software fees and other Maintenance Financing fees Professional services TOTAL REVENUE	$657 190 402 163 125 1,537	$327 209 506 246 157 1,445

OPERATING EXPENSES

Amortization of capitalized software costs	237	244
Cost of professional services	118	153
Selling, general and administrative	754	971
Product development and enhancements	330	344
Commissions and royalties	120	125
Depreciation and amortization of goodwill and other intangibles	69	305

TOTAL OPERATING EXPENSES	1,628	2,142

Loss before other expenses	(91)	(697)

Interest expense, net	88	126

Loss before income taxes	(179)	(823)

Income taxes (benefit)	(62)	(190)

NET LOSS	$(117)	$(633)

BASIC LOSS PER SHARE	$(.20)	$(1.10)

Basic weighted-average shares used in computation	576	577

DILUTED LOSS PER SHARE	$(.20)	$(1.10)

Diluted weighted-average shares used in computation*	576	577

* Common share equivalents are not included since their effect would be antidilutive.

See Notes to the Consolidated Condensed Financial Statements.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

(in millions)

For the Six Months
Ended September 30,
2002	2001

OPERATING ACTIVITIES:
Net loss	$(117)	$(633)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation and amortization	306	549
Deferred income taxes	(103)	(332)
Compensation expense related to stock and pension plans	24	24
Decrease in noncurrent installment accounts receivable, net	185	280
Gain on early retirement of debt	(3)	-
(Decrease) increase in deferred subscription revenue (collected) - noncurrent	(42)	53
Decrease in deferred maintenance revenue	(128)	(112)
Decrease in trade and current installment accounts receivable, net	440	329
(Decrease) increase in deferred subscription revenue (collected) - current	(38)	124
Changes in other operating assets and liabilities, excluding
effects of divestiture	(125)	36
NET CASH PROVIDED BY OPERATING ACTIVITIES	399	318

INVESTING ACTIVITIES:
Acquisitions of purchased software	(12)	-
Settlements of purchase accounting liabilities	(19)	(34)
Purchases of property and equipment, net	(9)	(15)
Disposition of business	12	-
Purchases of marketable securities, net	(5)	-
Increase in capitalized software development costs and other	(20)	(29)
NET CASH USED IN INVESTING ACTIVITIES	(53)	(78)

FINANCING ACTIVITIES:
Debt repayments, net	(694)	(492)
Dividends paid	(23)	(23)
Exercises of common stock options and other	10	6
Purchases of treasury stock	(63)	(47)
NET CASH USED IN FINANCING ACTIVITIES	(770)	(556)

DECREASE IN CASH AND CASH EQUIVALENTS BEFORE
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(424)	(316)

Effect of exchange rate changes on cash	18	10

DECREASE IN CASH AND CASH EQUIVALENTS	(406)	(306)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,093	763

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$687	$457

See Notes to the Consolidated Condensed Financial Statements.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three months and six months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in Computer Associates International, Inc.'s (the Registrant or the Company) Annual Report on Form 10-K (Form 10-K) for the fiscal year ended March 31, 2002.

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

Reclassifications: Certain prior year balances have been reclassified to conform with the current year presentation. For a detailed description of the reclassifications, refer to Note 1 of Form 10-K for the fiscal year ended March 31, 2002.

Net Loss Per Share: Basic loss per share and diluted loss per share are computed by dividing net loss by the weighted-average number of common shares outstanding for the period.

For the Three Months			For the Six Months
Ended September 30,			Ended September 30,
2002		2001	2002	2001
(in millions, except per share amounts)
Net loss(1) Diluted Loss Per Share	$(52)	$(291)	$(117)	$(633)
Weighted-average shares outstanding and
common share equivalents(2) Diluted loss per share	$573 (.09)	$577 (.50)	$576 (.20)	$577 (1.10)
Diluted Share Computation
Weighted-average common shares outstanding Weighted-average Convertible Senior Note shares outstanding Weighted-average stock options outstanding, net	573 - -	577 - -	576 - -	577 - -
Weighted-average shares outstanding and
common share equivalents(2)	573	577	576	577

(1)

If the three and six month periods ended September 30, 2002 had resulted in net income and had the common share equivalents for the Convertible Senior Notes (27 million) issued in March 2002 been dilutive, interest expense related to the Convertible Senior Notes would have been added back to the net income in order to calculate diluted earnings per share. The related interest expense, net of tax, for the three and six month periods ended September 30, 2002 totaled approximately $6 million and $11 million, respectively.

(2)

Common share equivalents are not included since their effect would be antidilutive. If the three and six month periods ended September 30, 2002 and 2001 had resulted in net income and had the common share equivalents for the Convertible Senior Notes issued in March 2002 been dilutive, the weighted-average shares outstanding and common share equivalents would have been 603 million and 606 million, respectively, for fiscal year 2003, and 585 million for the corresponding periods of fiscal year 2002.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002

Statements of Cash Flows: For the six months ended September 30, 2002 and 2001, interest payments were $105 million and $130 million, respectively, and income taxes paid were $87 million and $133 million, respectively.

Cash Dividends: In May 2002, the Company's Board of Directors declared its regular, semi-annual cash dividend of $.04 per share, which totaled approximately $23 million. The dividend was paid on July 8, 2002 to stockholders of record on June 20, 2002.

Comprehensive Loss: Comprehensive loss includes unrealized losses on the Company's available-for-sale securities and foreign currency translation adjustments. The components of comprehensive loss, net of related tax, for the three month and six month periods ended September 30, 2002 and 2001 are as follows:

For the Three Months		For the Six Months
Ended September 30,		Ended September 30,
2002	2001	2002	2001
(in millions)

Net loss	$(52)	$(291)	$(117)	$(633)
Unrealized loss on marketable securities	(3)	(3)	(3)	(5)
Foreign currency translation adjustment	4	58	92	51
Total comprehensive loss	$(51)	$(236)	$(28)	$(587)

Accounts Receivable: Net trade and installment accounts receivable consist of the following:

September 30,			March 31,
2002			2002
(in millions)
Current

Billed accounts receivable
Unbilled amounts due within the next twelve months-new Business Model
Unbilled amounts due within the next twelve months-old Business Model
Less: Allowance for doubtful accounts
Net amounts expected to be collected
Less: Unearned revenue - current
Net trade and installment accounts receivable - current

	$ $	592 961 1,398 (289 2,662 (1,217 1,445	) )	$ $	1,011 790 1,535 (353 2,983 (1,158 1,825	) )

Noncurrent

Unbilled amounts due beyond the next twelve months-new Business Model
Unbilled amounts due beyond the next twelve months-old Business Model
Less: Allowance for doubtful accounts
Net amounts expected to be collected
Less: Unearned revenue - noncurrent
Net installment accounts receivable - noncurrent

	$ $	1,512 2,428 (81 3,859 (2,448 1,411	) )	$ $	1,565 2,730 (60 4,235 (2,669 1,566	) )

At September 30, 2002 and March 31, 2002, respectively, unearned revenue - current consists of unamortized discounts of $233 million and $288 million, unearned maintenance of $254 million and $290 million, deferred subscription revenue of $690 million and $522 million, and unearned professional services of $40 million and $58 million.

At September 30, 2002 and March 31, 2002, respectively, unearned revenue - noncurrent consists of unamortized discounts of $324 million and $417 million, unearned maintenance of $260 million and $333 million, and deferred subscription revenue of $1.864 billion and $1.919 billion.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002

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

Sterling			PLATINUM		Other
Duplicate			Duplicate		Duplicate
Facilities &		Employee	Facilities &	Employee	Facilities &	Employee
Other Costs		Costs	Other Costs	Costs	Other Costs	Costs
(in millions)
Balance at March 31, 2000:	$169	$304	$180	$68	$27	$20
Settlements	(30)	(302)	(53)	(19)	(4)	(7)
Adjustments	(39)	25	(28)	(4)	-	-

Balance at March 31, 2001:	$100	$27	$99	$45	$23	$13
Settlements	(22)	(5)	(25)	(15)	(5)	(5)
Adjustments	-	(16)	(23)	(3)	(12)	(7)

Balance at March 31, 2002:	$78	$6	$51	$27	$6	$1
Settlements	(2)	-	(11)	(5)	(1)	-
Adjustments	-	-	-	-	-	-

Balance at September 30, 2002:	$76	$6	$40	$22	$5	$1

The employee costs consist of involuntary termination benefits and the duplicate facilities and other costs relate to operating leases which expire at various times through 2010, negotiated buyouts of operating lease commitments and other contractually related liabilities. The fiscal year 2001 Sterling Software, Inc. (Sterling) and PLATINUM technology International, inc. (PLATINUM) adjustments represent changes in the exit plan from its formulation until its finalization less than one year from the completion of the respective acquisition. The remaining acquisition adjustments, which resulted in a reduction to the corresponding liability and related goodwill, represent reductions due to the settlement of obligations at amounts less than those originally estimated.

Identified Intangible Assets: In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which requires the use of a non-amortization approach to account for goodwill and certain intangible assets. The Company adopted SFAS No. 142 on April 1, 2002. See Note C to these Consolidated Condensed Financial Statements for additional information.

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

	At September 30, 2002
	Gross	Accumulated	Net
	Assets	Amortization	Assets
	(in millions)
Capitalized software:
Purchased	$4,496	$2,866	$1,630
Internally developed	371	238	133
Other	370	116	254
Total	$5,237	$3,220	$2,017

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002

	At March 31, 2002
	Gross	Accumulated	Net
	Assets	Amortization	Assets
	(in millions)
Capitalized software:
Purchased	$4,484	$2,648	$1,836
Internally developed	351	221	130
Other	370	97	273
Total	$5,205	$2,966	$2,239

For the second quarter of fiscal year 2003 and 2002, amortization of capitalized software costs was $118 million and $123 million, respectively. Amortization of other identified intangible assets was $9 million and $13 million in the second quarter of fiscal year 2003 and 2002, respectively. Amortization for other identified intangible assets for the second quarter of fiscal year 2002, which was prior to the adoption of SFAS No. 142, is inclusive of assembled workforce amortization of $3 million.

For the first six months of fiscal year 2003 and 2002, amortization of capitalized software costs was $237 million and $244 million, respectively. Amortization of other identified intangible assets was $19 million and $26 million for the first six months of fiscal year 2003 and 2002, respectively. Amortization for other identified intangible assets for the first six months of fiscal year 2002, which was prior to the adoption of SFAS No. 142, is inclusive of assembled workforce amortization of $6 million.

Upon adoption of SFAS No. 142 in April 2002, assembled workforce no longer meets the definition of an identifiable intangible asset. As a result, the net balance, as of March 31, 2002, of $79 million was reclassified to goodwill. The carrying amount of goodwill as of September 30, 2002, inclusive of assembled workforce, was $4.566 billion, which includes an approximate $4 million effect from foreign currency exchange rate fluctuations during the six month period ended September 30, 2002. All intangible assets were amortized during the fiscal year ended March 31, 2002, which was prior to the adoption of SFAS No. 142.

Based on identified intangible assets recorded through September 30, 2002, the annual amortization expense is expected to be as follows:

	Year Ended March 31,
	2003	2004	2005	2006	2007
	(in millions)
Capitalized software:
Purchased	$434	$420	$391	$362	$244
Internally developed	36	36	32	25	16
Other	39	39	39	39	23
Total	$509	$495	$462	$426	$283

NOTE B - DIVESTITURE

In April 2002, the Company completed the divestiture to SSA Global Technologies, Inc. (SSA) of certain assets of the Company, principally the supply-chain management, financial management and human resource management product lines under the name interBiz. Proceeds from the divestiture totaled $25 million, approximately $12 million of which was received in the quarter ended June 30, 2002 and the remainder is due one year from the date of the divestiture, subject to certain contingencies. These interBiz operations generated approximately $43 million of revenue and $47 million of direct expenses for the first six months of fiscal year 2002. As part of the transaction, net billed and unbilled accounts receivable and net deferred subscription revenue were reduced by approximately $25 million and $72 million, respectively. Approximately 725 employees were transferred to SSA as part of this transaction. Under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company recorded a $59 million non-cash impairment charge to operations related to its investment in interBiz assets in March 2002. This non-cash impairment charge was included in the "Selling, general and administrative" expense line item (SG&A) in the Company's Form 10-K for the year ended March 31, 2002.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002

NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS

The Company adopted SFAS No. 142 effective April 1, 2002, which had the effect of prospectively eliminating the Company's amortization of goodwill beginning with the first quarter of fiscal year 2003. Under the non-amortization approach, goodwill and certain other intangibles will not be amortized into results of operations, but instead will be reviewed for impairment, written down and charged to results of operations only in periods in which the recorded value of goodwill and certain other intangibles is more than its implied fair value. The Company obtained an independent valuation as of April 2002 which did not identify any evidence of a potential impairment; however, future impairment reviews may result in write-downs. The Company did not acquire any goodwill during the first and second quarters of fiscal year 2003 nor did it record a gain or loss on disposal of all or a portion of a reporting unit during the first and second quarters of fiscal year 2003. A reconciliation of previously reported net loss and loss per share to the amounts adjusted for the exclusion of goodwill and assembled workforce amortization, net of related income tax effect, is as follows:

For the Three Months		For the Six Months
Ended September 30,		Ended September 30,
2002	2001	2002	2001
(in millions, except per share amounts)

Reported net loss	$(52)	$(291)	$(117)	$(633)
Goodwill amortization, net of tax	-	111	-	225
Assembled workforce amortization, net of tax	-	3	-	6
Adjusted net loss	$(52)	$(177)	$(117)	$(402)

Reported basic and diluted loss per share	$(.09)	$(.50)	$(.20)	$(1.10)
Goodwill amortization, net of tax	-	.19	-	.39
Assembled workforce amortization, net of tax	-	-	-	.01
Adjusted basic and diluted loss per share	$(.09)	$(.31)	$(.20)	$(.70)

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires, among other things, that entities record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. This statement, which is effective for the Company April 1, 2003, is not expected to have a material impact on the Company.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the Statement significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Under SFAS No. 144, assets held-for-sale are stated at the lower of their fair values or carrying amounts and depreciation is no longer recorded. The Company adopted SFAS No. 144 effective April 1, 2002. There was no impact on the Company as a result of adopting SFAS No. 144.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item and amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The Company adopted SFAS No. 145 effective July 1, 2002. As a result, the Company recorded a gain of $2 million in the second quarter of fiscal year 2002 from the early retirement of a portion of the Company's debt in the "Interest expense, net" line item on the accompanying Consolidated Condensed Statements of Operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for the cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also established that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains certain forward-looking statements and information relating to the Company that are based on the beliefs and assumptions made by the Company's management as well as information currently available to management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, some of which are described below in the section "Risks and Uncertainties." Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements except as may be required by law.

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

Basis of Revenue Recognition

In October 2000, the Company announced a shift to its new Business Model (new Business Model), offering customers the flexibility and freedom to adapt to rapidly changing enterprise requirements while reducing the risks and costs associated with traditional software licensing models. Under the new Business Model, customers can manage the length and dollar value of their software licenses. The new Business Model provides customers with the flexibility to subscribe to software under month-to-month licenses or choose cost certainty by committing to longer-term arrangements. The new Business Model also permits customers to vary their software mix as their business and technology needs change, including the right to receive unspecified future software within designated product lines for no additional fee. The Company believes the new Business Model improves the visibility and predictability of the Company's revenue streams by recognizing license revenue on a ratable basis over the arrangement term rather than on an up-front, one-time basis as the Company did prior to the quarter ended December 31, 2000.

The terms of these new Business Model arrangements are structured such that product revenue is generally recognized ratably over the term of the license on a monthly basis. The portion of the license arrangement that is not recognized currently as revenue creates deferred subscription revenue which will be recognized as revenue over the remaining term of the arrangement.

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

Financing fees result from the initial discounting to present value of product sales with extended payment terms under the Company's business model in place prior to October 2000 (old Business Model) and the subsequent increase of receivables to represent the amount due and payable by customers. Financing fees will continue to decrease as they are amortized over the arrangement term since the Company no longer records the present value of product sales as earned revenue at contract signing under the new Business Model.

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Accounts Receivable

As detailed in the table included in Note A to the Consolidated Condensed Financial Statements at September 30, 2002, net trade and installment accounts receivable, after accounting for unearned revenue and the allowance for doubtful accounts, was $2.856 billion.

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

The Company expects the allowance for doubtful accounts to continue to decline as net installment accounts receivable under the old Business Model are billed and collected.

Deferred Tax Assets

The Company has recognized for financial statement purposes a portion of the tax benefits connected with losses related to operations. At September 30, 2002, the current and noncurrent deferred tax assets, net of a valuation allowance, totaled $73 million and $38 million, respectively, and have been offset against the respective deferred tax liabilities. This recognition assumes that the Company will be able to generate sufficient future taxable income so that the carryforward of these losses will be realized. The factors that the Company considers in assessing the likelihood of realization include the forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets. Deferred tax assets are primarily a result of acquisition liabilities, such as duplicate facility, employee severance and other costs, foreign net operating losses (NOLs) and the recognition of deferred subscription revenue pursuant to the current Business Model. The NOLs generally expire between 2003 and 2013. A valuation allowance was established in fiscal year 2002 for certain foreign deferred tax assets the Company believes may not be realized. Adjustments to the valuation allowance may be made in the future if it is determined that the amount of NOLs realized is greater or less than the amount recorded.

Valuation of Intangibles

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired by the Company in purchase business combinations and is not readily exchangeable for cash. The Company has historically amortized goodwill using the straight-line method based on an estimated useful life of 10 to 20 years. In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested at least annually for impairment. The Company adopted SFAS No. 142 effective April 1, 2002. Upon adoption, the Company discontinued the amortization of goodwill with a net carrying value, exclusive of assembled workforce, of approximately $4.483 billion at March 31, 2002. The Company obtained an independent valuation as of April 2002 which did not identify any evidence of a potential goodwill impairment; however, future impairment reviews, which includes a review of the Company's market capitalization, may result in write-downs. The valuation was based upon the Company's forecast of operating results for the entity that has recorded goodwill, as well as estimates of fair value of the entity and its tangible and intangible assets.

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

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue:

For the three months ended September 30, 2002:

Total revenue for the quarter ended September 30, 2002 increased $39 million, or 5%, to $772 million from the prior year comparable quarter. The increase was primarily due to the Company's transition to the new Business Model during the third quarter of fiscal year 2001. This resulted in an increase in subscription revenue from the prior year comparable period, partially offset by a decrease in maintenance, financing fees and professional services revenue. The revenue increase was also offset by the sale of the Company's interBiz unit in April 2002, which had contributed approximately $23 million of revenue in the prior fiscal year comparable quarter. Apprehension towards capital spending by many of the Company's existing and potential customers due to weak conditions in the overall economy and the IT industry also adversely impacted revenue in the second fiscal quarter of 2003. The Company does not expect an improvement in capital spending by customers until there is an improvement in general economic and industry conditions.

Subscription revenue increased $156 million, or 83%, to $343 million from the comparable prior year quarter. Subscription revenue represents the ratable revenue recognized over the contract term on contracts executed under the new Business Model. The increase is primarily due to the introduction of the new Business Model in the third quarter of fiscal year 2001; the three month period ended September 30, 2002 included subscription revenue earned from contracts executed during an additional 12 month period. For the quarters ended September 30, 2002 and 2001, the Company added new deferred subscription revenue of $394 million and $466 million, respectively, while the approximate duration of contracts executed under the new Business Model in the quarters ended September 30, 2002 and 2001 averaged 2.80 years and 3.75 years, respectively. Thus, annualized deferred subscription revenue, which represents the unrecognized contract value from arrangements executed during a period divided by the weighted average contract term of all such arrangements during the same period, increased approximately $17 million, or 14%, for the quarter ended September 30, 2002 over the comparable prior year quarter.

Software fees and other consists of royalties and revenue from arrangements with distribution partners and original equipment manufacturer (OEM) partners and decreased $11 million, or 10%, to $95 million from the comparable prior year quarter. The decrease was attributable to a reduction in revenue from arrangements with distribution and OEM partners primarily due to a difficult economic and competitive environment, which adversely impacted sales. Quantification of the impact of each of these factors on the decrease in software fees and other is not readily determinable.

Maintenance revenue for the quarter ended September 30, 2002 was $197 million, a decrease of $51 million, or 21%, from the quarter ended September 30, 2001. The decrease of maintenance revenue as a separate line item was attributable to the fact that with the new Business Model, maintenance revenue is bundled with license revenue and is included in the "Subscription revenue" line item on the accompanying Consolidated Condensed Statements of Operations. The combined maintenance and license revenue is recognized ratably over the term of the arrangement. Maintenance revenue as a separate line item on the accompanying Consolidated Condensed Statements of Operations will continue to decrease as deferred maintenance revenue under the Company's old Business Model is amortized over the contract term, partially offset by new revenue earned from customers who elect to continue to receive optional maintenance at the expiration of the original contract term of their arrangements.

Financing fees result from the initial discounting to present value of product sales with extended payment terms under the Company's old Business Model and the subsequent increase of receivables to represent the amount due and payable by customers. This accretion of financing revenue on the receivables due in future years is recorded as financing fees. Financing fees decreased $41 million, or 35%, to $77 million compared to the quarter ended September 30, 2001, due to the discontinuance of contracts offered under the old Business Model. Financing fees will continue to decrease as they are amortized over the arrangement term since the Company no longer records the present value of product sales as earned revenue at contract signing under the new Business Model.

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Professional services decreased $14 million, or 19%, to $60 million from the prior year comparable quarter as a result of the weak spending environment that affected the IT service sector in general, as well as the Company's continued shift in focus to professional services engagements that are centered around the Company's products. Quantification of the impact of each of these factors on the decrease in professional services revenue is not readily determinable.

North American and international revenue for the second fiscal quarter increased 1% and 14% over the prior year second fiscal quarter, respectively. The three month period ended September 30, 2001 was inclusive of the interBiz operations, which had contributed approximately $13 million and $10 million of revenue in that period from the North American and international regions, respectively. The increase in international revenue was primarily attributable to an improvement in contract bookings in Europe and Asia. North American revenue represented 65% and 67% of total revenue for the September 2002 and September 2001 quarters, respectively.

	North
Three Months Ended	America	International
	(in millions)
September 30, 2002	$ 499	$ 273
September 30, 2001	493	240

Price changes did not have a material impact in this quarter or on the second quarter of the prior fiscal year.

For the six months ended September 30, 2002:

Total revenue for the six months ended September 30, 2002 increased $92 million, or 6%, to $1.537 billion from the prior year comparable period. Consistent with and for the same reasons as the increase in total revenue for the second quarter of fiscal year 2003 as compared with fiscal year 2002, the increase was primarily due to the Company's transition to the new Business Model. The revenue increase was also offset by the sale of certain assets of the Company's interBiz unit in April 2002, which had contributed approximately $43 million of revenue in the prior fiscal year comparable period.

Subscription revenue increased $330 million, or 101%, to $657 million from the comparable prior year period. The increase was primarily due to the introduction of the new Business Model whereby the six month period ended September 30, 2002 included subscription revenue earned from contracts executed during an additional 12 month period.

Software fees and other decreased $19 million, or 9%, to $190 million from the comparable prior year period. The decrease was attributable to a reduction in revenue from arrangements with distribution and OEM partners due primarily to a difficult economic and competitive environment, which adversely impacted sales. Quantification of the impact of each of these factors on the decrease in software fees and other is not readily determinable.

Maintenance revenue for the six months ended September 30, 2002 was $402 million, a decrease of $104 million, or 21%, from the six month period ended September 30, 2001. The decrease of maintenance revenue as a separate line item on the accompanying Consolidated Condensed Statements of Operations was attributable to the fact that with the new Business Model maintenance revenue is bundled with license revenue and is included in the "Subscription revenue" line item on the accompanying Consolidated Condensed Statements of Operations.

Financing fees decreased $83 million, or 34%, to $163 million from the comparable prior year period due to the discontinuance of contracts offered under the old Business Model.

Professional services decreased $32 million, or 20%, to $125 million from the prior year comparable period as a result of the weak spending environment that affected the IT service sector in general, as well as the Company's continued shift in focus to professional services engagements that are centered around the Company's products. Quantification of the impact of each of these factors on the decrease in professional services revenue is not readily determinable.

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

North American and international revenue for the first half of fiscal year 2003 increased 3% and 13% over the prior year comparable fiscal period, respectively. The six month period ended September 30, 2001 was inclusive of the interBiz operations, which had contributed approximately $27 million and $16 million of revenue in that period from the North American and international regions, respectively. The increase in international revenue was primarily attributable to an improvement in contract bookings in Europe and Asia. North American revenue represented 64% and 67% of total revenue for the fiscal year to date periods ended September 2002 and September 2001, respectively.

	North
Six Months Ended	America	International
	(in millions)
September 30, 2002	$ 990	$ 547
September 30, 2001	963	482

Price changes did not have a material impact on fiscal year 2003 or on the comparable period on fiscal year 2002.

Costs and Expenses:

For the three months ended September 30, 2002:

Amortization of capitalized software costs consists of the amortization of both purchased software and capitalized internally-generated software development costs associated with new products and significant enhancements to existing software products that have reached the technological feasibility stage. Amortization of capitalized software costs decreased $5 million, or 4%, to $118 million in the current fiscal year second quarter over the comparable prior year quarter and was due to certain purchased software assets becoming fully amortized.

Cost of professional services consists primarily of personnel related costs to provide professional services and training to customers. Cost of professional services decreased $14 million, or 19%, to $59 million due primarily to a reduction in professional services and related personnel costs from the comparable prior year quarter.

SG&A expenses for the second quarter of fiscal year 2003 decreased $100 million, or 21%, to $373 million compared to the prior year quarter. The decrease was largely attributable to the Company's emphasis on overall cost control measures, including a reduction in personnel and personnel related costs of approximately $60 million related to a decrease in headcount. The Company had approximately 15,900 employees for the quarter ended September 30, 2002, which was approximately 2,200 less than the Company had in the prior year comparable quarter. The decrease was the result of a reduction in workforce of approximately 900 employees in October 2001, a reduction of approximately 725 employees from the divestiture of certain assets of interBiz in April 2002 and the balance of the reduction was primarily due to attrition. The Company's interBiz unit contributed approximately $21 million of SG&A expenses in the prior year comparable quarter, the majority of which related to personnel costs. The decrease in SG&A expenses was also attributable to a reduction of the provision for doubtful accounts as a result of a decrease in net installment accounts receivable related to the old Business Model.

In the second quarter of fiscal year 2003, the Company entered into an agreement with Ranger Governance Ltd. (Ranger) and a founder of Ranger, Mr. Sam Wyly. The agreement included a standstill provision whereby Ranger and Mr. Wyly agreed not to engage in a proxy contest or other similar activity for five years. The Company paid $10 million to extend Mr. Wyly's existing non-compete agreement and to reach the standstill agreement. This amount has been recorded in the "Selling, general and administrative" line item on the accompanying Consolidated Condensed Statements of Operations.

Product development and enhancement expenditures decreased $6 million, or 4%, to $165 million for the second fiscal quarter of 2003 as compared to the prior year second fiscal quarter. However, as a percentage of operating expenses, net research and development expenditures increased to approximately 20% in the current year quarter from approximately 18% in the prior year comparable quarter, excluding the amortization of goodwill

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

and assembled workforce. This resulted from the Company's continued focus on product development and enhancements, with an emphasis on adapting and enhancing products for distributed processing and IBM's z/OS environments, emerging technologies such as wireless and web services, as well as a broadening of the Company's enterprise product offerings. It is anticipated that product development and enhancement expenditures will continue to constitute a significant portion of total operating expenses since such spending is essential to maintaining the Company's competitive position.

The marginal increase in commissions and royalties for the second quarter of this fiscal year as compared with the prior year quarter was the result of higher current quarter sales activity on an annualized basis, partially offset by the sale of certain assets of the Company's interBiz unit, which contributed approximately $2 million of such expenses in the prior year comparable quarter.

Depreciation and amortization of goodwill and other intangible assets in the second quarter of fiscal year 2003 decreased $115 million, or 77%, to $35 million over the second quarter of the prior fiscal year. The decrease was a result of the Company's adoption of SFAS No. 142, whereby a non-amortization approach is used to account for goodwill and certain intangible assets. Under the non-amortization approach, goodwill and certain intangible assets are not amortized into results of operations, but instead are reviewed for impairment, written down and charged to results of operations only in periods in which the recorded values of goodwill and certain intangibles are more than their implied fair value. The Company obtained an independent valuation as of April 2002 which did not identify any evidence of a potential impairment; however, future impairment reviews may result in write-downs. In accordance with GAAP in place at that time, the Company amortized $111 million and $3 million of goodwill and assembled workforce, respectively, for the quarter ended September 30, 2001.

Net interest expense decreased $16 million, or 28%, to $41 million for the second quarter of fiscal year 2003 compared to the prior fiscal year second quarter. Of the total decrease, $3 million was a result of the decrease in the average variable interest rate, $11 million was due to the decrease in average debt outstanding and $2 million was a result of a gain from the early retirement of a portion of the Company's outstanding debt.

For the six months ended September 30, 2002:

Amortization of capitalized software costs decreased $7 million, or 3%, to $237 million due to certain purchased software assets becoming fully amortized.

Cost of professional services decreased $35 million, or 23%, to $118 million due primarily to a reduction in professional services and related personnel costs from the comparable prior year period.

SG&A expenses for the first half of fiscal year 2003 decreased $217 million, or 22%, to $754 million compared to the comparable prior year period. Consistent with and for the same reasons as the decrease in SG&A expense for the second quarter in the current fiscal year as compared with the second quarter in the prior fiscal year, the decrease was largely attributable to the Company's emphasis on overall cost control measures, including a reduction in personnel and personnel related costs of approximately $125 million related to a decrease in headcount. Certain assets of the Company's interBiz unit, which were divested in April 2002, contributed approximately $42 million of SG&A expenses in the first half of fiscal year 2002, the majority of which related to personnel costs. The decrease in SG&A expenses was also attributable to a reduction of the provision for doubtful accounts as a result of a decrease in net installment accounts receivable related to the old Business Model.

Product development and enhancement expenditures decreased $14 million, or 4%, to $330 million for the first half of fiscal year 2003 as compared to the prior fiscal year comparable period. However, as a percentage of operating expenses, net research and development expenditures increased to approximately 20% in the current year six month period from approximately 18% in prior year comparable period, excluding the amortization of goodwill and assembled workforce. This resulted from the Company's continued focus on product development and enhancements, with an emphasis on adapting and enhancing products for distributed processing and IBM's z/OS environments, emerging technologies such as wireless and web services, as well as a broadening of the Company's enterprise product offerings.

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Commissions and royalties decreased $5 million, or 4%, to $120 million for the first half of this fiscal year as compared with the prior year comparable period. The decrease was primarily the result of the sale of certain assets of the Company's interBiz unit, which contributed approximately $5 million of such expenses in the prior year comparable period.

Depreciation and amortization of goodwill and other intangible assets in the first half of fiscal year 2003 decreased $236 million, or 77%, to $69 million over the comparable fiscal year period. The decrease is consistent with and was for the same reasons as the decrease in depreciation and amortization of goodwill and other intangible assets for the second quarter of fiscal year 2003 as compared with the second quarter of fiscal year 2002. The Company amortized $225 million and $6 million of goodwill and assembled workforce, respectively, for the first half of fiscal year 2002.

Net interest expense decreased $38 million, or 30%, to $88 million for the first half of fiscal year 2003 as compared to the prior fiscal year comparable period. Of the total decrease, $13 million was a result of the decrease in the average variable interest rate, $22 million was due to the decrease in average debt outstanding and $3 million was a result of a gain from the early retirement of a portion of the Company's outstanding debt.

Operating Margins:

For the second quarter of fiscal year 2003, the pretax loss was $79 million as compared with the pretax loss of $373 million in the prior year comparable quarter. On a year to date basis, the pretax loss was $179 million as compared with the pretax loss of $823 million in the comparable prior fiscal year period. The decrease in pretax loss in both the quarter and fiscal year to date periods ended September 30, 2002 was primarily related to an increase in revenue, as well as to a overall reduction in expenses of $141 million, or 14%, for the September 2002 quarter compared to the September 2001 quarter, excluding the amortization of goodwill and assembled workforce, and an overall reduction in expenses of $321 million, or 16%, for the fiscal year to date period ending September 30, 2002 when compared to the fiscal year to date period ended September 30, 2001, also excluding the amortization of goodwill and assembled workforce. The Company's consolidated effective tax rate (benefit) was 35% and 22% for the quarters ended September 30, 2002 and 2001, respectively, and 35% and 23% for the six month periods ended September 30, 2002 and 2001, respectively. The increased effective tax rate reflects the impact of the Company's adoption of SFAS No. 142, which eliminated goodwill amortization that is non-deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and marketable securities totaled $776 million at September 30, 2002, a decrease of $35 million from the June 30, 2002 balance of $811 million. Cash generated from operations and cash on hand as of June 30, 2002 was used to repay approximately $132 million in outstanding debt and to fund stock repurchases of approximately $47 million. Cash generated from operations for the quarters ended September 30, 2002 and 2001 was $202 million and $164 million, respectively. Approximately $20 million of cash expected to be received in the third quarter of fiscal year 2003 was received in the final days of the second quarter of fiscal year 2003.

For the six months ended September 30, 2002, cash, cash equivalents and marketable securities decreased approximately $404 million. Cash generated from operations and cash on hand as of March 31, 2002 was used to repay approximately $694 million in outstanding debt and to fund stock repurchases of approximately $63 million. Cash generated from operations for the six month period ended September 30, 2002 and 2001 was $399 million and $318 million, respectively.

The Company's bank credit facilities consist of a $1 billion four-year revolving credit facility and a $2 billion four-year term loan, which expire in the first quarter of fiscal year 2004. As of September 30, 2002, $429 million remained outstanding under the four-year term loan and $350 million was drawn under the four-year revolver. The interest rates on such debt are determined based on a ratings grid, which applies a margin to the prevailing London InterBank Offered Rate (LIBOR).

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company has a $1 billion commercial paper (CP) program. The four-year revolver supports the CP program as a backstop facility. As of September 30, 2002, there were no outstanding amounts due under the CP program. The Company may consider issuing CP at a future date.

The Company also utilizes other financial markets in order to maintain its broad sources of liquidity. In fiscal year 1997, $320 million of unsecured 6.77% Senior Notes were issued in a private transaction pursuant to an exemption from registration under the Securities Act of 1933. The 6.77% Senior Notes call for annual repayment of $64 million each April, commencing in April 1999 with final payment in April 2003. As of September 30, 2002, $64 million was outstanding under the 6.77% Senior Notes.

In fiscal year 1999, $1.750 billion of unsecured Senior Notes were issued in a transaction pursuant to Rule 144A of the Securities Act of 1933 (Rule 144A). Amounts borrowed, rates and maturities for each issue were $575 million at 6.25% due April 15, 2003, $825 million at 6.375% due April 15, 2005 and $350 million at 6.5% due April 15, 2008. During the second quarter of fiscal year 2003, the Company repurchased in the open market $111 million of the 6.25% Senior Notes due April 15, 2003 at a discount, resulting in a gain of approximately $2 million that was included in the "Interest expense, net" line item on the accompanying Consolidated Condensed Statements of Operations. As of September 30, 2002, $449 million, $825 million and $350 million remained outstanding under the Company's 6.25%, 6.375% and 6.5% Senior Notes, respectively.

In fiscal year 2002, $660 million of unsecured 5% Convertible Senior Notes, due March 15, 2007, were issued in a transaction pursuant to Rule 144A. The Notes are senior unsecured indebtedness and rank equally with all existing senior unsecured indebtedness. Concurrently with the issuance of the Notes, the Company entered into a call spread repurchase option transaction (Call Spread). Under the terms of the Call Spread, the Company has the option to purchase outstanding shares equivalent to the number of shares that may be issued if all Notes are converted into shares (27.116 million shares), thereby mitigating dilution to stockholders. The Call Spread can be exercised at the three year anniversary of the issuance of the notes at an exercise price of $24.83 per share. To limit the cost of the Call Spread, an upper limit of $36.60 per share has been set such that if the price of the common stock is above that limit at the time of exercise, the number of shares eligible to be purchased will be proportionately reduced based on the amount the common share price exceeds $36.60 at the time of exercise.

Unsecured and uncommitted multi-currency lines of credit are available to meet any short-term working capital needs for subsidiaries operating outside the United States. These lines total $31 million, of which $15 million was drawn as of September 30, 2002.

Debt ratings for the Company's senior unsecured notes and its bank credit facilities are BBB+ and Baa2 from Standard & Poor's and Moody's Investors Service, respectively. The Company's CP program is rated A-2 from Standard & Poor's and P-2 from Moody's. Peak borrowings under all debt facilities during the quarter ended September 30, 2002 totaled approximately $3.280 billion with a weighted-average interest rate of 5.44%.

As of September 30, 2002, the cumulative number of shares purchased under the Company's various open market common stock repurchase programs since fiscal year 1991 was 175 million, including approximately 4 million shares purchased in the second quarter of fiscal year 2003. The remaining number of shares authorized for repurchase is approximately 25 million.

Capital resource requirements as of September 30, 2002 consisted of lease obligations for office space, computer equipment, mortgage or loan obligations and amounts due as a result of product and company acquisitions. The Company has commitments to invest $9 million in connection with joint venture agreements.

It is expected that existing cash, cash equivalents, marketable securities, the availability of borrowings under existing and renewable credit lines and expected cash provided from operations will be sufficient to meet ongoing cash requirements. The Company expects to renew its bank credit lines prior to their expiration during the quarter ending June 30, 2003. The Company expects its long-standing history of providing extended payment terms to customers to continue.

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

STOCK BASED COMPENSATION

As previously announced on July 29, 2002, beginning in fiscal year 2004, the Company will adopt the fair value based method of recording stock options outlined in SFAS No. 123, "Accounting for Stock-Based Compensation." Under the fair value based method, the Company will expense the cost of all newly granted stock options over the vesting period based on the options' fair value at the date of grant.

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

Any of the foregoing factors, among others, may cause the Company's operating expenses to be disproportionately high or cause its revenue and operating results to fluctuate. As a consequence, the Company's business, financial condition and operating results could be adversely affected.

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

Many companies with whom the Company competes, including IBM, Sun, HP and other large computer manufacturers, have substantial resources, a larger installed base of customers in any particular market niche, as well as the ability to develop and market software programs similar to and competitive with the products offered by the Company. Competitive products are also offered by numerous independent software companies that specialize in specific aspects of the highly fragmented software industry. Some, like Microsoft, Oracle and SAP, are the leading developers and vendors in their specialized markets. In addition, new companies enter the market on a frequent and regular basis, offering products that compete with those offered by the Company. Increased competition also results from consolidation of existing companies within the industry. Additionally, many customers historically have developed their own solutions that compete with those offered by the Company. Competition from any of these sources can result in price reductions, or displacement of the Company's products, which could have a material adverse effect on the Company's business, financial condition and operating results.

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company's products must remain compatible with ever-changing operating environments.

IBM, HP, Sun and Microsoft are the largest suppliers of systems software and, in most cases, are the manufacturers of the computer hardware systems used by most of the Company's customers. Historically, these operating system developers have modified or introduced new operating systems, systems software and computer hardware. Such new products could in the future incorporate features which perform functions currently performed by the Company's products or could require substantial modification of the Company's products to maintain compatibility with these companies' hardware or software. Although the Company has to date been able to adapt its products and its business to changes introduced by hardware manufacturers and system software developers, there can be no assurance that it will be able to do so in the future. Failure to adapt the Company's products in a timely manner to such changes or customer decisions to forego the use of the Company's products in favor of those with comparable functionality contained either in the hardware or operating system could have a material adverse effect on its business, financial condition and operating results.

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

International revenue has historically represented approximately one-third of the Company's total worldwide revenue. Continued success in selling the Company's products outside of the United States will depend on a variety of factors, including the following:

-	Reorganizations of the sales force;
-	Fluctuations in foreign exchange currency rates;
-	Staffing key managerial positions;
-	General economic conditions in foreign countries;
-	Political instability; and
-	Trade restrictions such as tariffs, duties or other controls affecting foreign operations.

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Increase in tariffs, the imposition of trade restrictions or other factors could adversely affect the Company's business, financial condition and operating results.

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

The Company has a significant amount of debt.

As of September 30, 2002, the Company had approximately $3.1 billion of debt outstanding consisting of bank credit lines, unsecured fixed-rate senior note obligations, convertible senior notes and unsecured multi-currency credit facilities. The Company expects that existing cash, cash equivalents, marketable securities, expected cash provided from operations and the anticipated renewal of bank credit facilities will be sufficient to meet ongoing cash requirements. Failure to generate sufficient cash as the debt becomes due or to renew credit lines prior to their expiration may adversely affect the Company's business, financial condition and operating results.

The Company's credit ratings could be downgraded.

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

Potential European Union tariffs or United States Congressional Action in connection with the extraterritorial income case could adversely affect the Company's business.

The World Trade Organization (WTO) recently authorized sanctions against the United States for operating the extraterritorial income regime. This regime relates to a provision in the United States Tax Code providing tax incentives on products manufactured in the United States and exported for sale. The WTO has ruled the regime to be an illegal export subsidy and has now authorized the European Union (EU) to impose tariffs on certain United States-made products imported into the EU. EU officials have indicated that they will not raise tariffs provided that the United States shows substantial progress and a commitment to act within the next year. The Company cannot be certain, however, what impact the potential EU tariffs could have on the software industry or the economy in general. Additionally, the Company cannot be certain that any legislation replacing the extraterritorial income regime will continue to provide the Company with the level of tax incentives received under the existing regime. The Company currently saves approximately $12 million per year in United States federal income tax under the current extraterritorial income regime.

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

The Company maintains a blend of both fixed and floating rate debt instruments. As of September 30, 2002, the Company's outstanding debt approximated $3.1 billion, with approximately $2.3 billion in fixed rate obligations. If market rates were to decline, the Company could be required to make payments on the fixed rate debt that would exceed those based on current market rates. Each 25 basis point decrease in interest rates would have an associated annual opportunity cost of approximately $6 million. Each 25 basis point increase or decrease in interest rates would have an approximate $2 million annual effect on variable rate debt interest based on the balances of such debt as of September 30, 2002.

Item 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURE
OF MARKET RISK

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

Foreign Currency Exchange Risk

The Company conducts business on a worldwide basis through subsidiaries in 45 countries. The Company is therefore exposed to movement in currency exchange rates. As part of its risk management strategy and consistent with prior years, the Company did not enter into any foreign exchange derivative transactions. In addition, the Company manages its level of exposure by denominating a majority of international sales and payments of related expense in the local currency of its subsidiaries. A 1% decline in all foreign currencies against the U.S. dollar would have an insignificant effect on the Company's net loss.

Equity Price Risk

The Company has minimal investments in marketable equity securities of publicly-traded companies. As of September 30, 2002, these investments were considered available-for-sale with any unrealized gains or losses deferred as a component of stockholders' equity. It is not customary for the Company to make investments in equity securities as part of its investment strategy.

Item 4:

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Within 90 days prior to the date of this report (the Evaluation Date), the Company's President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15(d)-14(c)). Based on that evaluation, these officers have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and the Company's consolidated subsidiaries would be made known to them by others within those entities.

Changes in internal controls

There were no significant changes in the Company's internal controls, or to the Company's knowledge, in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

The Company, Charles B. Wang, Sanjay Kumar and Russell M. Artzt are defendants in a number of stockholder class action lawsuits, the first of which was filed July 23, 1998, alleging that a class consisting of all persons who purchased the Company's common stock during the period January 20, 1998 until July 22, 1998 were harmed by misleading statements, misrepresentations and omissions regarding the Company's future financial performance. These cases, which seek monetary damages in an unspecified amount, have been consolidated into a single action in the United States District Court for the Eastern District of New York and the proposed class has been certified. Additionally, in February and March 2002, a number of stockholder lawsuits were filed in the U.S. District Court for the Eastern District of New York against the Company and Messrs. Wang, Kumar, Ira H. Zar, the Company's Chief Financial Officer, and in one instance Mr. Artzt. The lawsuits generally allege, among other things, that the Company made misleading statements of material fact or omitted to state material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading in connection with the Company's financial performance. Each of the named individual plaintiffs in the 2002 lawsuits seeks to represent a class consisting of purchasers of the Company's common stock and call options and sellers of put options for the period May 28, 1999 through February 25, 2002. The 2002 cases have been consolidated but class action status has not yet been certified. Although the ultimate outcome and liability,

Item 1: Legal Proceedings

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

Since February 2002, the Company has been cooperating with a joint inquiry by the United States Attorney's Office for the Eastern District of New York and the staff of the Northeast Regional Office of the Securities and Exchange Commission concerning certain of the Company's accounting practices. The investigation appears generally to be focusing on issues relating to the Company's historical revenue recognition policies and practices. The Company has produced documents and information in response to a request for the voluntary production of documents and understands that third parties have received subpoenas from the SEC for documents issued pursuant to a formal order of investigation. Such an order gives the SEC staff authority to issue subpoenas and take testimony, though the Company understands that the issuance of such an order does not reflect any finding or determination that any violation of law has occurred. The Company intends to continue to cooperate fully with the inquiry. At this point, the Company cannot predict the scope or outcome of the inquiry, which may include the institution of administrative, civil injunctive or criminal proceedings, the imposition of fines and penalties, or other remedies and sanctions. The Company also cannot predict what impact, if any, the inquiry may have on the Company's results of operations or financial condition.

In April 2002, a derivative suit against the current directors of the Company (except Messrs. Kenneth Cron, Robert E. La Blanc, Jay W. Lorsch, Walter P. Schuetze, Alex Serge Vieux, Thomas H. Wyman and William S. Stavropoulos) and certain former directors was filed in the Chancery Court in Delaware alleging breach of their fiduciary duties resulting in damages to the Company of an unspecified amount. This derivative suit is based on essentially the same allegations as those contained in the February and March 2002 stockholder lawsuits. Additionally, in June 2002, a derivative suit against the current directors of the Company (except Messrs. Cron, La Blanc, Lorsch, Schuetze, Vieux, Wyman and Stavropoulos) and certain former directors and officers of the Company, as well as Ernst & Young LLP and KPMG LLP (the Company's former and current independent auditors, respectively), was filed in New York State Supreme Court, Suffolk County. This derivative suit also is based on essentially the same underlying allegations as those contained in the February and March 2002 stockholder lawsuits, and in addition alleges that the management director and officer defendants sold common stock of the Company from June 1999 through February 2002 while in possession of material non-public information concerning the Company. This suit alleges breach of fiduciary duties, waste and misappropriation of corporate assets, and damages to the Company in an unspecified amount, and in addition seeks the imposition of a constructive trust upon the profits allegedly realized from the sale of common stock of the Company.

In July 2002, two derivative suits against the current directors of the Company (except Mr. Stavropoulos), and in one case certain former directors, were filed in the Chancery Court in Delaware. These suits concern the payment to and standstill agreement with Sam Wyly and Ranger pursuant to which they agreed not to engage in a proxy contest with the Company for five years, and Mr. Wyly's non-compete agreement with the Company was extended. The suits generally allege breach of fiduciary duties, waste and misappropriation of corporate assets, and damages to the Company in an unspecified amount.

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

Item 4: Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of stockholders was held on August 28, 2002.

(b)	The stockholders elected the following directors for the ensuing year:

	Russell M. Artzt	Lewis S. Ranieri
	Kenneth Cron	Walter P. Schuetze
	Alfonse M. D'Amato	Alex Serge Vieux
	Sanjay Kumar	Charles B. Wang
	Robert E. La Blanc	Thomas H. Wyman
	Jay W. Lorsch

(c) (i)	A separate tabulation with respect to each nominee for office is as follows:

		Affirmative	Authority
	Name	Votes	Withheld
	Russell M. Artzt	431,404,226	80,276,748
	Kenneth Cron	500,729,408	10,951,566
	Alfonse M. D'Amato	431,266,848	80,414,126
	Sanjay Kumar	431,310,341	80,370,633
	Robert E. La Blanc	500,708,605	10,972,369
	Jay W. Lorsch	432,030,965	79,650,009
	Lewis S. Ranieri	431,744,828	79,936,146
	Walter P. Schuetze	431,880,132	79,800,842
	Alex Serge Vieux	500,746,696	10,934,278
	Charles B. Wang	431,251,780	80,429,194
	Thomas H. Wyman	500,478,637	11,202,337

(c) (ii)	The stockholders voted to approve the 2002 Incentive Plan as follows:

	Affirmative Votes	393,152,066
	Negative Votes	41,704,535
	Abstentions	2,517,006
	Broker non-votes	74,307,367

(c) (iii)	The stockholders voted to approve the 2002 Compensation Plan for Non-Employee Directors as follows:

	Affirmative Votes	402,803,292
	Negative Votes	31,963,864
	Abstentions	2,606,451
	Broker non-votes	74,307,367

(c) (iv)	The stockholders voted to ratify the appointment of KPMG LLP as the Company's independent auditors for the fiscal year ending March 31, 2003 as follows:

	Affirmative Votes	496,842,716
	Negative Votes	12,591,742
	Abstentions	2,246,516

(d)

The Company entered into an agreement with Ranger Governance Ltd. (Ranger) and a founder of Ranger, Mr. Sam Wyly. The agreement included a standstill provision whereby Ranger and Mr. Wyly agreed not to engage in a proxy contest or other similar activity for five years. The Company paid $10 million to extend Mr. Wyly's existing non-compete agreement and to reach the standstill agreement.

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits:

    15.1 Accountants' acknowledgement letter
    99.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
    99.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

    The Registrant filed a Report on Form 8-K dated August 9, 2002 to report an event under Items 7 and 9.
    The Registrant filed a Report on Form 8-K dated September 13, 2002 to report an event under Item 9.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER ASSOCIATES INTERNATIONAL, INC.

Dated: October 22, 2002	By:	/s/ Sanjay Kumar
Sanjay Kumar, President
and Chief Executive Officer

Dated: October 22, 2002	By:	/s/ Ira Zar
Ira Zar, Executive Vice President and
Principal Financial and Accounting Officer

CERTIFICATIONS
I, Sanjay Kumar, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Computer Associates International, Inc.;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: October 22, 2002	By:	/s/ Sanjay Kumar
President and Chief Executive Officer

I, Ira Zar, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Computer Associates International, Inc.;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: October 22, 2002	By:	/s/ Ira Zar
Executive Vice President and Principal Financial and Accounting Officer