Form 10-Q
period 2002-12-31
COMPUTER ASSOCIATES INTERNATIONAL INC
filed 2003-01-22
CIK 356028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

 X Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2002

or

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes    X      No         .

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding
Common Stock	as of January 21, 2003
par value $.10 per share	574,708,796

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES

Part I.  FINANCIAL INFORMATION

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Stockholders
Computer Associates International, Inc.

We have reviewed the consolidated condensed balance sheet of Computer Associates International, Inc. and subsidiaries as of December 31, 2002, and the related consolidated condensed statements of operations for the three month and nine month periods ended December 31, 2002 and 2001, and cash flows for the nine month periods then ended.  These consolidated condensed financial statements are the responsibility of the Company's management.

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
January 21, 2003

Back to Index

Item 1:

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)

(in millions)

December 31,	March 31,
2002	2002
ASSETS
CURRENT ASSETS Cash and cash equivalents Marketable securities Trade and installment accounts receivable, net Other current assets TOTAL CURRENT ASSETS	$910 98 1,617 63 2,688	$1,093 87 1,825 56 3,061

Installment accounts receivable, due after one year, net	1,109	1,566
Property and equipment, net	685	718
Purchased software products, net	1,526	1,836
Goodwill and other intangible assets, net	4,811	4,835
Other noncurrent assets, net	206	210

TOTAL ASSETS	$11,025	$12,226

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES Loans payable and current portion of long-term debt	$838	$508
Deferred subscription revenue (collected) - current	657	577
Other current liabilities	1,174	1,236
TOTAL CURRENT LIABILITIES Long-term debt, net of current portion	2,669 2,299	2,321 3,334
Deferred income taxes	1,073	1,267
Deferred subscription revenue (collected) - noncurrent	183	208
Deferred maintenance revenue	317	456
Other noncurrent liabilities	32	23
Stockholders' equity	4,452	4,617

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,025	$12,226

See Notes to the Consolidated Condensed Financial Statements.

Back to Index

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

(in millions, except per share amounts)

For the Three Months
Ended December 31,
2002	2001
REVENUE

Subscription revenue Software fees and other Maintenance Financing fees Professional services TOTAL REVENUE	$362 101 187 66 62 778	$230 104 235 105 73 747
OPERATING EXPENSES

Amortization of capitalized software costs	116	122
Cost of professional services	60	65
Selling, general and administrative	361	394
Product development and enhancements	166	165
Commissions and royalties	64	70
Depreciation and amortization of goodwill and other intangibles	35	153

TOTAL OPERATING EXPENSES	802	969

Loss before other expenses	(24)	(222)

Interest expense, net	45	53

Loss before income taxes	(69)	(275)

Income taxes (benefit)	(25)	(44)

NET LOSS	$(44)	$(231)

BASIC LOSS PER SHARE	$(.08)	$(.40)

Basic weighted-average shares used in computation	574	576

DILUTED LOSS PER SHARE	$(.08)	$(.40)

Diluted weighted-average shares used in computation*	574	576

* Common share equivalents are not included since their effect would be antidilutive.

See Notes to the Consolidated Condensed Financial Statements.

Back to Index

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

(in millions, except per share amounts)

For the Nine Months
Ended December 31,
2002	2001
REVENUE

Subscription revenue Software fees and other Maintenance Financing fees Professional services TOTAL REVENUE	$1,019 291 589 229 187 2,315	$557 313 741 351 230 2,192
OPERATING EXPENSES

Amortization of capitalized software costs	353	366
Cost of professional services	178	218
Selling, general and administrative	1,115	1,365
Product development and enhancements	496	509
Commissions and royalties	184	195
Depreciation and amortization of goodwill and other intangibles	104	458

TOTAL OPERATING EXPENSES	2,430	3,111

Loss before other expenses	(115)	(919)

Interest expense, net	133	179

Loss before income taxes	(248)	(1,098)

Income taxes (benefit)	(87)	(234)

NET LOSS	$(161)	$(864)

BASIC LOSS PER SHARE	$(.28)	$(1.50)

Basic weighted-average shares used in computation	575	577

DILUTED LOSS PER SHARE	$(.28)	$(1.50)

Diluted weighted-average shares used in computation*	575	577

* Common share equivalents are not included since their effect would be antidilutive.

See Notes to the Consolidated Condensed Financial Statements.

Back to Index

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

(in millions)

For the Nine Months
Ended December 31,
2002	2001
OPERATING ACTIVITIES:
Net loss	$(161)	$(864)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	457	824
Deferred income taxes	(181)	(472)
Compensation expense related to stock and pension plans	24	24
Decrease in noncurrent installment accounts receivable, net	489	609
Gains on early retirement of debt	(3)	-
(Decrease) increase in deferred subscription revenue (collected) - noncurrent	(36)	78
Decrease in deferred maintenance revenue	(147)	(142)
Decrease in trade and current installment accounts receivable, net	313	230
Increase in deferred subscription revenue (collected) - current	46	240
Changes in other operating assets and liabilities, excluding effects of divestiture	(69)	145
NET CASH PROVIDED BY OPERATING ACTIVITIES	732	672

INVESTING ACTIVITIES:
Acquisitions of purchased software	(14)	-
Settlements of purchase accounting liabilities	(44)	(48)
Purchases of property and equipment, net	(16)	(22)
Proceeds from divestiture of assets	20	-
Purchases of marketable securities, net	(14)	(7)
Increase in capitalized software development costs and other	(31)	(42)
NET CASH USED IN INVESTING ACTIVITIES	(99)	(119)

FINANCING ACTIVITIES:
Debt repayments	(1,227)	(2,509)
Debt borrowings, net	507	1,858
Dividends paid	(23)	(23)
Exercises of common stock options and other	22	36
Purchase of a call spread option	(73)	-
Purchases of treasury stock	(68)	(80)
NET CASH USED IN FINANCING ACTIVITIES	(862)	(718)

DECREASE IN CASH AND CASH EQUIVALENTS BEFORE
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(229)	(165)

Effect of exchange rate changes on cash	46	2

DECREASE IN CASH AND CASH EQUIVALENTS	(183)	(163)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,093	763

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$910	$600

See Notes to the Consolidated Condensed Financial Statements.

Back to Index

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2002

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three months and nine months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K (Form 10-K) relating to Computer Associates International, Inc. (the Company) for the fiscal year ended March 31, 2002.

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

For the Three Months		For the Nine Months
Ended December 31,		Ended December 31,
2002	2001	2002	2001
(in millions, except per share amounts)

Net loss(1) Diluted Loss Per Share	$(44)	$(231)	$(161)	$(864)
Weighted-average shares outstanding and
common share equivalents(2) Diluted loss per share	$574 (.08)	$576 (.40)	$575 (.28)	$577 (1.50)

Diluted Share Computation

   Weighted-average common shares outstanding
   Weighted-average 5% Convertible Senior Note
      shares outstanding
   Weighted-average 1.625% Convertible Senior Note
      shares outstanding
   Weighted-average stock options outstanding, net

	574 - - -	576 - - -	575 - - -	577 - - -
Weighted-average shares outstanding and
common share equivalents(2)	574	576	575	577

(1)

If the three and nine month periods ended December 31, 2002 had resulted in net income and had the common share equivalents for the 5% Convertible Senior Notes (27 million shares) issued in March 2002 and the 1.625% Convertible Senior Notes (23 million shares) issued in December 2002 (collectively the "Notes") been dilutive, interest expense related to the Notes would have been added back to the net income in order to calculate diluted earnings per share.  The related interest expense, net of tax, for the three and nine month periods ended December 31, 2002 totaled approximately $5 million and $16 million, respectively.

(2)

Common share equivalents are not included since their effect would be antidilutive.  If the three and nine month periods ended December 31, 2002 and 2001 had resulted in net income and had the common share equivalents for the stock options outstanding and the Notes been dilutive, the weighted-average shares outstanding and common share equivalents would have been 608 million and 606 million, respectively, for fiscal year 2003, and 584 million and 585 million, respectively, for fiscal year 2002.

Back to Index

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2002

Statements of Cash Flows: For the nine months ended December 31, 2002 and 2001, interest payments were $166 million and $214 million, respectively, and income taxes paid were $114 million and $150 million, respectively.

Cash Dividends: In December 2002, the Company's Board of Directors declared its regular, semi-annual cash dividend of $.04 per share.  It totaled approximately $23 million.  The dividend was paid on January 8, 2003 to stockholders of record on December 23, 2002.

Comprehensive Income (Loss): Comprehensive income (loss) includes unrealized (losses) gains on the Company's available-for-sale securities and foreign currency translation adjustments.  The components of comprehensive income (loss), net of related tax, for the three and nine month periods ended December 31, 2002 and 2001 are as follows:

For the Three Months		For the Nine Months
Ended December 31,		Ended December 31,
2002	2001	2002	2001
(in millions)

Net loss	$(44)	$(231)	$(161)	$(864)
Unrealized (loss) gain on marketable securities	(1)	1	(4)	(4)
Foreign currency translation adjustment	46	(17)	138	34
Total comprehensive income (loss)	$1	$(247)	$(27)	$(834)

Accounts Receivable: Net trade and installment accounts receivable consist of the following:

December 31,	March 31,
2002	2002
(in millions)
Current

Billed accounts receivable
Unbilled amounts due within the next twelve months - new Business Model
Unbilled amounts due within the next twelve months - old Business Model
Less: Allowance for doubtful accounts
Net amounts expected to be collected
Less: Unearned revenue - current
Net trade and installment accounts receivable - current

	$ $	711 1,087 1,326 (269 2,855 (1,238 1,617	) )	$ $	1,011 790 1,535 (353 2,983 (1,158 1,825	) )

Noncurrent

Unbilled amounts due beyond the next twelve months - new Business Model
Unbilled amounts due beyond the next twelve months - old Business Model
Less: Allowance for doubtful accounts
Net amounts expected to be collected
Less: Unearned revenue - noncurrent
Net installment accounts receivable - noncurrent

	$ $	1,411 2,176 (82 3,505 (2,396 1,109	) )	$ $	1,565 2,730 (60 4,235 (2,669 1,566	) )

At December 31, 2002 and March 31, 2002, respectively, unearned revenue - current consists of unamortized discounts of $208 million and $288 million, unearned maintenance of $233 million and $290 million, deferred subscription revenue of $760 million and $522 million, and unearned professional services of $37 million and $58 million.

At December 31, 2002 and March 31, 2002, respectively, unearned revenue - noncurrent consists of unamortized discounts of $285 million and $417 million, unearned maintenance of $210 million and $333 million, and deferred subscription revenue of $1.901 billion and $1.919 billion.

Back to Index

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2002

Acquisition-related liabilities: As disclosed in the Company's Form 10-K for the fiscal year ended March 31, 2002, the Company acquired several businesses in fiscal year 2000 and prior.  The acquisition related costs and remaining balances are provided below.  Since the beginning of fiscal year 2003 and for the full fiscal years 2002 and 2001, the Company did not complete any acquisitions that would have given rise to additional acquisition-related liabilities.

Sterling		PLATINUM		Other
Duplicate		Duplicate		Duplicate
Facilities &	Employee	Facilities &	Employee	Facilities &	Employee
Other Costs	Costs	Other Costs	Costs	Other Costs	Costs
(in millions)
Balance at March 31, 2000:	$169	$304	$180	$68	$27	$20
Settlements	(30)	(302)	(53)	(19)	(4)	(7)
Adjustments	(39)	25	(28)	(4)	-	-

Balance at March 31, 2001:	$100	$27	$99	$45	$23	$13
Settlements	(22)	(5)	(25)	(15)	(5)	(5)
Adjustments	-	(16)	(23)	(3)	(12)	(7)

Balance at March 31, 2002:	$78	$6	$51	$27	$6	$1
Settlements	(23)	(1)	(12)	(7)	(1)	-
Adjustments	-	-	-	-	-	-

Balance at December 31, 2002:	$55	$5	$39	$20	$5	$1

The employee costs consist of involuntary termination benefits and the duplicate facilities and other costs relate to operating leases which expire at various times through 2010, negotiated buyouts of operating lease commitments and other contractual liabilities.  The fiscal year 2001 Sterling Software, Inc. (Sterling) and PLATINUM technology International, inc. (PLATINUM) adjustments represent changes in the exit plan from its formulation until its finalization less than one year from the completion of the respective acquisition.  The remaining acquisition adjustments, which resulted in a reduction to the corresponding liability and related goodwill, represent reductions due to the settlement of obligations at amounts less than those originally estimated.

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

At December 31, 2002
Gross	Accumulated	Net
Assets	Amortization	Assets
(in millions)
Capitalized software:
Purchased	$4,500	$2,974	$1,526
Internally developed	382	248	134
Other	370	126	244
Total	$5,252	$3,348	$1,904

Back to Index

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2002

At March 31, 2002
Gross	Accumulated	Net
Assets	Amortization	Assets
(in millions)
Capitalized software:
Purchased	$4,484	$2,648	$1,836
Internally developed	351	221	130
Other	370	97	273
Total	$5,205	$2,966	$2,239

For the third quarter of fiscal years 2003 and 2002, amortization of capitalized software costs was $116 million and $122 million, respectively, and amortization of other identified intangible assets was $10 million and $13 million, respectively.  Amortization of other identified intangible assets for the third quarter of fiscal year 2002, which was prior to the adoption of SFAS No. 142, is inclusive of assembled workforce amortization of $4 million.

For the first nine months of fiscal years 2003 and 2002, amortization of capitalized software costs was $353 million and $366 million, respectively, and amortization of other identified intangible assets was $29 million and $39 million, respectively.  Amortization of other identified intangible assets for the first nine months of fiscal year 2002, which was prior to the adoption of SFAS No. 142, is inclusive of assembled workforce amortization of $10 million.

Upon adoption of SFAS No. 142 in April 2002, assembled workforce no longer met the definition of an identifiable intangible asset.  As a result, the net balance of $79 million as of March 31, 2002 was reclassified to goodwill.  The carrying amount of goodwill as of December 31, 2002, inclusive of assembled workforce, was $4.567 billion, which includes an approximate $9 million effect from foreign currency exchange rate fluctuations during the nine month period ended December 31, 2002.  All intangible assets were amortized during the fiscal year ended March 31, 2002, which was prior to the adoption of SFAS No. 142.

Based on the identified intangible assets recorded through December 31, 2002, the annual amortization expense is expected to be as follows:

	Year Ended March 31,
	2003	2004	2005	2006	2007
	(in millions)
Capitalized software:
Purchased	$434	$421	$391	$363	$245
Internally developed	36	38	34	26	18
Other	39	39	39	39	23
Total	$509	$498	$464	$428	$286

NOTE B - DIVESTITURES

In April 2002, the Company completed the divestiture of certain non-core assets, principally the Company's supply-chain management, financial management and human resource management product groups operating under the name interBiz, to SSA Global Technologies, Inc. (SSA).  Proceeds from the divestiture totaled $25 million, approximately $12 million of which was received in the quarter ended June 30, 2002, with the remainder due one year from the date of the divestiture, subject to certain contingencies.  These interBiz operations generated approximately $64 million of revenue and $69 million of direct expenses for the first nine months of fiscal year 2002.  As part of the transaction, net billed and unbilled accounts receivable and net deferred subscription revenue were reduced by approximately $25 million and $72 million, respectively.  Approximately 725 employees were transferred to SSA as part of this transaction.  Under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company recorded a $59 million non-cash impairment charge to operations related to its investment in interBiz assets in March 2002.  This non-cash impairment charge was included in the "Selling, general and administrative" expense line item (SG&A) in the Company's Form 10-K for the year ended March 31, 2002.

Back to Index

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2002

In October 2002, the Company completed the divestiture of its banking products group, the remaining product group of interBiz, to a third party.  Proceeds from the divestiture totaled approximately $8 million, which was received in the quarter ended December 31, 2002.  Prior to the divestiture, the banking operations generated approximately $12 million of revenue and $7 million of direct expenses for fiscal year 2003 and approximately $9 million of revenue and $7 million of direct expenses for the first nine months of fiscal year 2002.  As part of the transaction, net billed and unbilled accounts receivable and net deferred subscription revenue were reduced by approximately $12 million and $18 million, respectively.  Approximately 80 employees were transferred to the acquirer as part of this transaction.

NOTE C - GOODWILL AND OTHER INTANGIBLE ASSETS

The Company's adoption of SFAS No. 142 had the effect of prospectively eliminating the amortization of goodwill and certain other intangible assets beginning with the first quarter of fiscal year 2003.  Under the non-amortization approach, goodwill and certain other intangibles are not amortized into results of operations but instead are reviewed for impairment, written down, and charged to results of operations in periods in which the recorded value of goodwill and certain other intangibles is more than their implied fair value.  The Company obtained an independent valuation as of April 2002 which did not identify any evidence of a potential impairment; however, future impairment reviews may result in write-downs.  For the first nine months of fiscal year 2003, the Company had a net decrease in goodwill of approximately $5 million, largely attributable to the October 2002 divestiture.  A reconciliation of previously reported net loss and loss per share to the amounts adjusted for the exclusion of goodwill and assembled workforce amortization, net of related income tax effect, is as follows:

For the Three Months		For the Nine Months
Ended December 31,		Ended December 31,
2002	2001	2002	2001
(in millions, except per share amounts)

Reported net loss	$(44)	$(231)	$(161)	$(864)
Goodwill amortization, net of tax	-	113	-	338
Assembled workforce amortization, net of tax	-	4	-	10
Adjusted net loss	$(44)	$(114)	$(161)	$(516)

Reported basic and diluted loss per share	$(.08)	$(.40)	$(.28)	$(1.50)
Goodwill amortization per share, net of tax	-	.20	-	.59
Assembled workforce amortization per share, net of tax	-	-	-	.02
Adjusted basic and diluted loss per share	$(.08)	$(.20)	$(.28)	$(.89)

NOTE D - DEBT

In December 2002, the Company issued $460 million of unsecured 1.625% Convertible Senior Notes (1.625% Notes), due December 15, 2009, in a transaction pursuant to Rule 144A of the Securities Act of 1933.  The 1.625% Notes are senior unsecured indebtedness and rank equally with all existing senior unsecured indebtedness.  The holders of the 1.625% Notes may convert all or some of their 1.625% Notes at any time prior to December 15, 2009 at a conversion price of $20.04 per share.  The initial conversion rate is 49.9002 common shares per $1,000 principal amount of the 1.625% Notes and is subject to adjustment under certain circumstances.  Upon a conversion, the Company may choose to deliver, in lieu of shares of common stock, cash or a combination of cash and shares of common stock.  The Company may redeem the 1.625% Notes only at the maturity date of December 15, 2009.  The Company intends to file a registration statement with respect to the 1.625% Notes and the common stock issuable upon conversion of the 1.625% Notes.

Back to Index

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2002

Concurrent with the issuance of the 1.625% Notes, the Company entered into call spread repurchase option transactions (1.625% Notes Call Spread).  The entire 1.625% Notes Call Spread purchase price of $73 million has been charged to Stockholders' Equity.  Under the terms of the 1.625% Notes Call Spread, the Company, at its option, has the right to receive from the counterparties (i) outstanding shares equivalent to the number of shares that may be issued if all the 1.625% Notes are converted into shares (22.954 million shares) upon payment of an exercise price of $20.04 per share;  or (ii) cash or outstanding shares in an amount equal to the difference between the market value of the shares at exercise and the exercise price.  The 1.625% Notes Call Spread can be exercised during December 2009 at an exercise price of $20.04 per share.  To limit the cost of the 1.625% Notes Call Spread, an upper limit of $30.00 per share has been set such that if the price of the common stock is above that limit at the time of exercise, the number of shares eligible to be purchased will be proportionately reduced based on the amount the common share price exceeds $30.00 at the time of exercise.  The 1.625% Notes Call Spread is intended to give the Company the option at the maturity date to eliminate dilution as a result of the 1.625% Notes being converted to common shares, up to the $30.00 price per common share, and to mitigate dilution if the share price exceeds $30.00 at that time.  The 1.625% Notes Call Spread was provided by two leading banking institutions.

On December 31, 2002, the Company entered into a new unsecured bank revolving credit facility of $400 million, which expires January 31, 2005.  No amount was drawn under this credit facility as of December 31, 2002.  The interest rates on this facility are determined based on a ratings grid, which applies a margin to the prevailing London InterBank Offered Rate (LIBOR).

NOTE E - RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires, among other things, that entities record the fair value of a liability for an asset retirement obligation in the period in which the obligation is incurred.  This statement, which is effective for the Company April 1, 2003, is not expected to have a material impact on the Company.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived-Assets to Be Disposed Of."  SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of.  Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the Statement significantly changes the criteria that would have to be met to classify an asset as held-for-sale.  Under SFAS No. 144, assets held-for-sale are stated at the lower of their fair values or carrying amounts and depreciation is no longer recorded.  The Company adopted SFAS No. 144 effective April 1, 2002.  There was no impact on the Company as a result of adopting SFAS No. 144.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections."  SFAS No. 145, among other things, rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item, and amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions.  The Company adopted SFAS No. 145 effective July 1, 2002.  As a result, the Company recorded a gain of $3 million in fiscal year 2003 from the early retirement of a portion of the Company's debt, which was included in the "Interest expense, net" line item on the accompanying Consolidated Condensed Statements of Operations for the nine month period ended December 31, 2002.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."  SFAS No. 146 requires that a liability for the cost associated with an exit or disposal activity be recognized when the liability is incurred.  SFAS No. 146 also established that fair value is the objective for initial measurement of the liability.  The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.  This Statement is not expected to have a material impact on the Company.

Back to Index

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2002

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others."  Interpretation No. 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee.  The recognition requirement is effective for guarantees issued or modified after December 31, 2002 and is not expected to have a material impact on the Company.  The Company adopted Interpretation No. 45 effective December 2002 and the applicable disclosures have been made.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."  SFAS No. 148 amends certain provisions of SFAS No. 123 and is effective for financial statements for fiscal years ending after December 15, 2002.  The Company is currently assessing the impact of adoption of SFAS No. 148.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities."  Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51 and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date.  This Interpretation is applicable for the Company in the second quarter of fiscal year 2004, which ends September 30, 2003, for interests acquired in variable interest entities prior to February 1, 2003.  The Company is currently assessing the impact of adoption of this Interpretation.

Back to Index

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains certain forward-looking statements and information relating to us that are based on the beliefs and assumptions made by management as well as information currently available to management.  When used in this document, the words "anticipate," "believe," "estimate," "expect," and similar expressions are intended to identify forward-looking statements.  Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties, and assumptions, some of which are described below in the section "Risks and Uncertainties."  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, or expected.  We do not intend to update these forward-looking statements except as may be required by law.

OVERVIEW

Computer Associates is a leading enterprise software company.  We design, market and license software products that allow customers to run critical aspects of their businesses and that allow data center managers and programmers to automate their daily functions.  Our software is designed to work with almost every commercially available computer hardware device and with all types of common software operating systems.  Our software generally manages customers' hardware, operating systems, and business applications so that they operate most efficiently.  In most cases, customers have a combination of different hardware and operating systems, which further creates a need for our software.  As described below, our products are used for many different business purposes and are designed to perform either by themselves or in combination with our other products.  These various software products provide the most value when customers use them in combination.  We also made it easier for customers to license our software by creating a flexible licensing model (see Business Model below for more details).

Products:

We believe our products address our customers' greatest computing challenges as follows:

Enterprise Management - These products improve the efficiency of our customers' computing operations by focusing on two issues.  First, our products ensure that hardware and software within a customer's data center operate without interruption or failure.  When something goes wrong in a data center, the majority of time is spent locating the problem.  This "downtime" can be very costly.  Second, our products automate time consuming tasks, like software installation and keeping track of computing assets, which allow customers more time to focus on other important issues.  Additionally, our Enterprise Management products help manage a customer's stored electronic information, web servers, and software applications, all of which help improve efficiency.

Security - These products fall into the categories of Access Management, Identity Management, and Threat Management.  We also have a single "command center" product that consolidates solutions for each of these three categories to provide customers with a comprehensive view of their entire security operation from one computer screen.

-

Access Management - These products help customers ensure their software systems are up and running by decreasing the risk of internal and external computer attacks.  These products do this by allowing companies to set security policies, or rules, and allow companies to enforce these rules to help reduce the chance of unauthorized use or attack.

-

Identity Management - Employees need to access company information to perform their jobs.  In doing so, they may need to access multiple systems and use a number of different passwords.  At the same time, companies need to provide appropriate access to these employees while ensuring the identity of the user.  Passwords must be frequently changed to comply with company policy.  Our Identity Management products help manage these processes and address the identity needs of a company, regardless of its size.

-

Threat Management - These products help customers identify and eliminate harmful computer viruses, detect unauthorized access into their computing systems, and identify security weaknesses associated with a company's operating systems, databases, networks, and passwords.

Back to Index

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Storage - The amount of software data a company collects increases daily.  Companies not only need to copy this data (on to tape, disks, or computer hard-drives) but they also need a secure place for it to reside.  It is difficult for companies to identify how much software and hardware computing space they have available to store this data.  In many cases, companies are under-utilizing available space because they don't know it's available.  Our products allow customers to copy and store data in the event the original data is lost or damaged and also help identify computing resources available to store this data.

Application Life Cycle Management - These products keep track of the full development cycle of new software.  Our products allow customers to automatically document the full development process of new software from planning and designing through testing and implementation.

Data Management and Application Development - The Data Management products store large amounts of data (e.g., databases).  The Application Development tools enable programmers to reduce the number of steps in the process of developing new software.

Portal and Business Intelligence - These products enable customers to create a personal view of the information that is available to them and allow customers to organize which data is viewed.  This helps customers make strategic business decisions.

Business Model:

In October 2000, we began the transition to a new business model (new Business Model).  Today, the new Business Model gives us the flexibility to focus on customer satisfaction.  It allows customers to license only the software they need today instead of the traditional model of having customers license what they expect to use over a longer period of time.  Customers can add software as needed.  Our new Business Model is defined by three areas: licensing, which we have recently named "FlexSelect Licensing," customer focus, and accountability.

FlexSelect Licensing - Customers can license software on terms that make sense for them.  Customers can license software under traditional one, two or three-year licenses, or for shorter periods of time, such as monthly.  Shorter contracts allow customers to evaluate whether the software meets their needs before making a larger commitment.  As customers become comfortable with their software investment, they can license the software for a longer term (generally up to three years).  We have also created an easy-to-use two-page license agreement to simplify the contract process for customers.  In addition, unlike most other enterprise software companies, we allow customers to license software based on business metrics that are unique to each customer.  For example, an airline company might license software based on the number of passenger miles flown during a defined period.

Customer Focus - We created a Customer Relationship Organization.  Over time this organization has grown to approximately 650 non-commissioned personnel.  Their job is to interact with customers daily and to respond to questions and issues that may arise.  We created "CustomerConnect," a website which allows customers to order and download products, update their account information, and obtain support or assistance at any time.  We modified the commission plans for our sales force to pay a portion of their commissions based on a customer acknowledging its satisfaction.  Each of these steps is intended to ensure a high level of customer satisfaction.

Accountability - We made changes within our organization to make our employees more accountable for our customers' satisfaction.  This includes continually developing new features and functions in our products with the goal of eliminating defects and more timely, accurate, and helpful customer support.  In addition, we compensate our top managers based upon improvements in customer satisfaction, as measured by independent customer satisfaction surveys.

Back to Index

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table presents the percentage of total revenue and the percentage of period over period dollar change for the line items in our Consolidated Condensed Statements of Operations, for the three and nine months ended December 31, 2002 and December 31, 2001.  These comparisons of financial results are not necessarily indicative of future results.

For the Three Months Ended December 31,	For the Nine Months Ended December 31,
Percentage of	Percentage of	Percentage of	Percentage of
Total Revenue	Dollar Change	Total Revenue	Dollar Change
			2002/			2002/
	2002	2001	2001	2002	2001	2001
Revenue
Subscription revenue	47%	31%	57%	44%	25%	83%
Software fees and other	13%	14%	-3%	13%	14%	-7%
Maintenance	24%	31%	-20%	25%	34%	-21%
Financing fees	8%	14%	-37%	10%	16%	-35%
Professional services	8%	10%	-15%	8%	10%	-19%
Total revenue	100%	100%	4%	100%	100%	6%

Operating expenses
Amortization of capitalized software costs	15%	16%	-5%	15%	17%	-4%
Cost of professional services	8%	9%	-8%	8%	10%	-18%
Selling, general and administrative	46%	53%	-8%	48%	62%	-18%
Product development and enhancements	21%	22%	1%	21%	23%	-3%
Commissions and royalties	8%	9%	-9%	8%	9%	-6%
Depreciation and amortization of goodwill and other intangibles	4%	20%	NM	4%	21%	NM
Total operating expenses	103%	130%	NM	105%	142%	NM

Loss before other expenses	NM	NM	NM	NM	NM	NM
Interest expense, net	6%	7%	-15%	6%	8%	-26%
Loss before income taxes	NM	NM	NM	NM	NM	NM
Income taxes (benefit)	NM	NM	NM	NM	NM	NM
Net loss	NM	NM	NM	NM	NM	NM

NM - Not Meaningful
Note: amounts may not add due to rounding

Back to Index

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Revenue:

Total Revenue

Total revenue for the quarter ended December 31, 2002 increased $31 million, or 4%, from the prior year comparable quarter to $778 million.  This increase was primarily due to our transition to the new Business Model during the third quarter of fiscal year 2001.  This transition resulted in an increase in subscription revenue from the prior year comparable period, partially offset by an as expected decrease in maintenance and financing fees as described below.  Professional services revenue decreased for the third quarter ended December 31, 2002 as described below.  In addition, there was a positive impact to revenue of $21 million compared to the prior fiscal year quarter due to fluctuations in foreign currency exchange rates.  This foreign exchange rate impact was fully offset by the impact of the sale of certain assets of our interBiz unit in April 2002, which had contributed approximately $21 million of revenue in the prior fiscal year comparable quarter.  Cautious capital spending by many of our existing and potential customers associated with weak conditions in the overall economy and the IT industry adversely impacted revenue in the third quarter of fiscal year 2003.

Total revenue for the nine months ended December 31, 2002 increased $123 million, or 6%, from the prior year comparable period to $2.315 billion.  Consistent with and for the same reasons as the increase in total revenue for the third quarter of fiscal year 2003 as compared with fiscal year 2002, the increase was primarily due to our transition to the new Business Model.  For the nine months ended December 31, 2002, the positive impact to revenue from fluctuations in foreign currency exchange rates compared to the prior fiscal year period was approximately $43 million.  This was fully offset by the sale of certain assets of our interBiz unit in April 2002, which had contributed approximately $64 million of revenue in the comparable period of the prior fiscal year.

Subscription Revenue

Subscription revenue for the quarter ended December 31, 2002 increased $132 million, or 57%, from the comparable prior year quarter to $362 million.  Subscription revenue represents the ratable portion of revenue recognized during the quarter on contracts executed under our new Business Model.  The increase is primarily due to the introduction of our new Business Model in the third quarter of fiscal year 2001.  The three month period ended December 31, 2002 included subscription revenue earned from contracts that were completed during the past 12 months, which did not contribute to the prior fiscal year's revenue.  For the quarters ended December 31, 2002 and 2001, we added new deferred subscription revenue of $538 million and $554 million, respectively.  The approximate duration of contracts executed under our new Business Model in the quarters ended December 31, 2002 and 2001 had a weighted-average of 2.8 years and 3.5 years, respectively.  Thus, annualized deferred subscription revenue, which represents the unrecognized contract value from arrangements executed during a period divided by the weighted average contract term of all such arrangements recorded during the same period, increased approximately $34 million, or 22%, for the quarter ended December 31, 2002 over the comparable prior year quarter to $192 million.

Subscription revenue for the nine months ended December 31, 2002 increased $462 million, or 83%, from the comparable prior year period to $1.019 billion.  The increase for the nine month period is attributable to the same factors as described above for the third quarter increase.  Annualized deferred subscription revenue increased approximately $20 million, or 15%, for the nine month period ended December 31, 2002 over the comparable prior year period to $157 million.

We anticipate that subscription revenue as a percentage of total revenue, as well as annualized deferred subscription revenue, will continue to increase for the remainder of fiscal year 2003 for the same reasons as described above for the third quarter increase.

Software Fees and Other

Software fees and other consists of royalties and revenue from arrangements with distribution partners and original equipment manufacturer (OEM) partners.  It decreased during the third quarter by $3 million, or 3%, from the comparable prior year quarter to $101 million.  The decrease was primarily due to a difficult economic and competitive environment.

Back to Index

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Software fees and other for the nine months ended December 31, 2002 decreased $22 million, or 7%, from the comparable prior year period to $291 million.  The decrease during the nine month period is attributable to the same factors as described above for the third quarter decrease.

It is expected that the level of business from distribution and OEM partners for the fourth quarter of fiscal year 2003 will be similar to that of the third quarter of fiscal year 2003.

Maintenance

As expected, maintenance revenue for the quarter ended December 31, 2002 was $187 million, a decrease of $48 million, or 20%, from the quarter ended December 31, 2001.  This decrease in maintenance revenue as a separate line item is attributable to the fact that with our new Business Model, maintenance revenue is bundled with license revenue and is included in the "Subscription revenue" line item on the accompanying Consolidated Condensed Statements of Operations.  The combined maintenance and license revenue is recognized ratably over the term of the arrangement.

Maintenance revenue for the nine months ended December 31, 2002 was $589 million, a decrease of $152 million, or 21%, from the nine month period ended December 31, 2001.  The decrease in maintenance revenue over the nine month period is attributable to the same factors as described above for the third quarter decrease.

Maintenance revenue as a separate line item on the accompanying Consolidated Condensed Statements of Operations will continue to decrease as deferred maintenance revenue previously recorded under our business model in place prior to October 2000 (old Business Model) is amortized over the term of the arrangement.  This decrease is partially offset by new revenue earned from customers who elect to continue to receive optional maintenance at the expiration of the original contract term of their arrangements.

Financing Fees

Financing fees result from the initial discounting to present value of product sales with extended payment terms under our old Business Model and the subsequent increase of receivables to represent the amount due and payable by customers.  This accretion of revenue on the receivables due in future years is recorded as financing fees.  As expected, for the quarter ended December 31, 2002, these fees decreased $39 million, or 37%, from the comparable prior year quarter to $66 million.  This decrease is due to the discontinuance of contracts offered under our old Business Model.

Financing fees for the nine months ended December 31, 2002 decreased $122 million, or 35%, from the comparable prior year period to $229 million.  This decrease is attributable to the same factors as described above for the third quarter decrease.

Existing financing fees recorded under the old Business Model are amortized over the contract term.  Financing fees are no longer recorded under the new Business Model since we no longer record the present value of product sales as earned revenue at contract signing.  Financing fees will continue to decrease until they are fully amortized.

Professional Services

Professional services for the quarter ended December 31, 2002 decreased $11 million, or 15%, from the prior year comparable quarter to $62 million as a result of the weak spending environment that affected the IT service sector in general, as well as our continued shift in focus to professional services engagements that are centered around our products.  Quantification of the impact that each of these factors had on the decrease in professional services revenue is not readily determinable.

Back to Index

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Professional services for the nine months ended December 31, 2002 decreased $43 million, or 19%, from the prior year comparable period to $187 million as a result of the same factors as described above for the third quarter decrease.

It is expected that the level of professional service engagements for the fourth quarter of fiscal year 2003 will be similar to that of the third quarter of fiscal year 2003.

Total Revenue by Geography

The following table presents the amount of revenue earned from the North American and international geographic regions and corresponding percentage changes for the three and nine month periods ended December 31, 2002 and December 31, 2001.  These comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
	2002	2001	Change	2002	2001	Change

North American	$483	$461	5%	$1,473	$1,424	3%
International	295	286	3%	842	768	10%
	$778	$747	4%	$2,315	$2,192	6%

Results for the three and nine month periods ended December 31, 2001 included our interBiz operations.  Those operations contributed approximately $12 million and $9 million of revenue in the three month period from the North American and international regions, respectively.  Our interBiz operations for the nine month period ended December 31, 2001 contributed approximately $38 million and $26 million of revenue in that period from the North American and international regions, respectively.

The increases in international revenue in the three and nine month periods were primarily attributable to an improvement in our business in Europe and Asia.

Price changes did not have a material impact on fiscal year 2003 or on the comparable periods of fiscal year 2002.  Barring any significant, unforeseen economic, industry, or Company changes, we believe international revenue will continue to account for approximately 35% of total revenue for the foreseeable future.

Costs and Expenses:

Amortization of Capitalized Software Costs

Amortization of capitalized software costs consists of the amortization of both purchased software and capitalized internally-generated software development costs associated with new products and significant enhancements to existing software products that have reached the technological feasibility stage.  Amortization of capitalized software costs for the quarter ended December 31, 2002 decreased $6 million, or 5%, from the comparable prior year quarter to $116 million.  This decrease was due primarily to certain purchased software assets becoming fully amortized.

Amortization of capitalized software costs for the nine months ended December 31, 2002 decreased $13 million, or 4%, from the comparable prior year period to $353 million due primarily to the same factors as described above for the third quarter decrease.

Cost of Professional Services

Cost of professional services consists primarily of the personnel related costs associated with providing professional services and training to customers.  Cost of professional services for the quarter ended December 31, 2002 decreased $5 million, or 8%, from the comparable prior year quarter to $60 million.  This decrease was due primarily to a reduction in professional service engagements and related personnel costs.

Back to Index

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Cost of professional services for the nine months ended December 31, 2002 decreased $40 million, or 18%, from the comparable prior year period to $178 million.  This decrease was due primarily to the same factors as described above for the third quarter decrease.

It is anticipated that the level of professional service engagements for the fourth quarter of fiscal year 2003 will be similar to that of the third quarter of fiscal year 2003.

Selling, General and Administrative

SG&A expenses for the three month period ended December 31, 2002 decreased $33 million, or 8%, compared to the prior fiscal year quarter to $361 million.  The decrease was largely attributable to our emphasis on overall cost control measures, including a reduction in personnel and personnel related costs.  We had approximately 15,900 employees for the quarter ended December 31, 2002.  This was approximately 1,300 fewer employees than we had in the prior year comparable quarter.  The decrease was the result of a reduction of approximately 725 employees from the divestiture of certain assets of our interBiz operations in April 2002, approximately 80 employees from the divestiture of our banking product group in October 2002, and the balance of the reduction was primarily due to attrition.  Our interBiz unit contributed approximately $20 million of SG&A expenses in the prior year comparable quarter, the majority of which related to personnel costs.

SG&A expenses for the nine month period ended December 31, 2002 decreased $250 million, or 18%, compared to the prior fiscal year period to $1.115 billion.  Consistent with and for the same reasons as discussed above for the third quarter, the decrease was largely attributable to our emphasis on overall cost control measures, including a reduction in personnel and personnel related costs of approximately $173 million related to a decrease in headcount.  The reduction in headcount consisted primarily of a reduction in workforce of approximately 900 employees in October 2001.  In addition, there was a reduction of headcount from the divestitures of certain assets of the interBiz unit in April 2002 and our Banking product group in October 2002.  Our interBiz unit included approximately $62 million of SG&A expenses in the first nine months of fiscal year 2002, the majority of which were related to personnel costs.  The decrease in SG&A expenses was also attributable to a reduction of the provision for doubtful accounts.  This reduction reflects a decrease in installment accounts receivable related to the old Business Model.  The decrease in SG&A expenses was partially offset by a $10 million payment in the second quarter of fiscal year 2003 to Ranger Governance Ltd. in relation to extending a non-compete agreement and reaching a standstill agreement.

We anticipate that the cost control measures implemented to date will enable us to report SG&A costs as a percentage of total revenue for the fourth quarter of fiscal year 2003 consistent with those reported in the third quarter of fiscal year 2003.

Product Development and Enhancements

For the three month period ended December 31, 2002, product development and enhancement expenditures increased $1 million, or 1%, from the comparable prior year quarter to $166 million.  In addition, as a percentage of total operating expenses, net research and development expenditures increased to approximately 21% in the current fiscal year quarter from approximately 19% in the prior fiscal year comparable quarter, excluding the amortization of goodwill and assembled workforce.  This increase resulted from our continued focus on product development and enhancements, emerging technologies such as wireless and web services, as well as a broadening of our enterprise product offerings.

Product development and enhancement expenditures for the nine month period ended December 31, 2002 decreased $13 million, or 3%, from the comparable prior year period to $496 million.  As a percentage of operating expenses, net research and development expenditures increased to approximately 20% in the current fiscal year period from approximately 18% in the prior fiscal year comparable period, excluding the amortization of goodwill and assembled workforce.  This increase is attributable to the same factors as described above for the third quarter percentage increase.

Back to Index

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

It is anticipated that product development and enhancement expenditures will continue to constitute a significant portion of total operating expenses since such spending is essential to maintaining and improving our competitive position.

Commissions and Royalties

Commissions and royalties for the third quarter of fiscal year 2003 decreased $6 million, or 9%, from the comparable prior year quarter to $64 million.  This decrease was due to a $4 million reduction in royalties to third parties as we continue to invest internally on product development and enhancements.  The decrease is also attributable to the divestiture of certain assets of our interBiz unit.  That unit contributed approximately $2 million of such expenses in the prior fiscal year comparable quarter.

Commissions and royalties for the nine month period ended December 31, 2002 decreased $11 million, or 6%, from the comparable prior year period to $184 million.  This decrease was due primarily to the divestiture of certain assets of our interBiz unit.  That unit contributed approximately $7 million of such expenses in the prior fiscal year comparable period.  In addition, the decrease was attributable to a reduction in royalties, as described above for the third quarter decrease.

Depreciation and Amortization of Goodwill and Other Intangibles

Depreciation and amortization of goodwill and other intangible assets for the three month period ended December 31, 2002 decreased $118 million, or 77%, over the third quarter of the prior fiscal year to $35 million.  The decrease was a result of our adoption of SFAS No. 142 in April 2002, whereby a non-amortization approach is used to account for goodwill and certain intangible assets (see Note C to the accompanying Consolidated Condensed Financial Statements).  Prior to the adoption of SFAS No. 142, we amortized $113 million and $4 million of goodwill and an assembled workforce intangible asset, respectively, for the quarter ended December 31, 2001.

Depreciation and amortization of goodwill and other intangible assets in the nine month period ended December 31, 2002 decreased $354 million, or 77%, over the comparable fiscal year period to $104 million.  The decrease for the nine month period is attributable to the same factors as described above for the third quarter decrease.  We amortized $338 million and $10 million of goodwill and an assembled workforce intangible asset, respectively, for the first nine months of fiscal year 2002.

Net Interest Expense

Net interest expense for the third quarter of fiscal year 2003 decreased $8 million, or 15%, as compared to the prior fiscal year third quarter to $45 million.  Of the change, $10 million was due to the decrease in average debt outstanding, partially offset by our accelerated amortization of financing fees associated with the financing activities in the third quarter of fiscal year 2003.

Net interest expense for the first nine months of fiscal year 2003 decreased $46 million, or 26%, as compared to the prior fiscal year comparable period to $133 million.  Of the change, $31 million was due to the decrease in average debt outstanding, $15 million was due to the decrease in the average variable interest rate, and $3 million was the result of a gain from the early retirement of a portion of our outstanding debt.  The decrease in interest expense was partially offset by our accelerated amortization of financing fees associated with the financing activities in the third quarter of fiscal year 2003.

Back to Index

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating Margins:

For the third quarter of fiscal year 2003, our pretax loss was $69 million as compared to a pretax loss of $275 million in the prior year comparable quarter.  On a year to date basis, our pretax loss was $248 million as compared to a pretax loss of $1.098 billion in the comparable prior fiscal year period.  The decrease in pretax loss in both the quarter and fiscal year to date periods ended December 31, 2002 was primarily related to:

-	An increase in revenue primarily associated with the implementation of our new Business Model;
-	A reduction in expenses of $58 million, or 6%, for the December 2002 quarter compared to the December 2001 quarter, excluding the amortization of goodwill and assembled workforce;
-

A reduction in expenses of $379 million, or 13%, for the fiscal year to date period ending December 31, 2002 when compared to the fiscal year to date period ended December 31, 2001, excluding the amortization of goodwill and assembled workforce; and

-

The elimination of amortization of goodwill and assembled workforce as of April 1, 2002, which was $117 million and $348 million for the three and nine month periods ended December 31, 2001, respectively.

Our consolidated effective tax rate (benefit) was 35% and 16% for the quarters ended December 31, 2002 and 2001, respectively, and 35% and 21% for the nine month periods ended December 31, 2002 and 2001, respectively.  The increased effective tax rate reflects the impact of our adoption of SFAS No. 142.  The adoption of SFAS No. 142 eliminated amortization of goodwill that was not deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and marketable securities totaled $1.008 billion at December 31, 2002, an increase of $232 million from the September 30, 2002 balance of $776 million.  We made net debt repayments of approximately $9 million during the quarter ended December 31, 2002.  We used cash on hand and cash from operations to repay over $469 million in outstanding debt, which was offset by the issuance of $460 million of new unsecured 1.625% Convertible Senior Notes.  Additionally, we repurchased approximately $5 million in treasury stock in the quarter ended December 31, 2002.  Cash generated from operations for the quarters ended December 31, 2002 and 2001 was $333 million and $354 million, respectively.

For the nine months ended December 31, 2002, cash, cash equivalents and marketable securities had a net decrease of approximately $172 million.  Cash generated from operations in the first nine months of fiscal year 2003 and cash on hand as of March 31, 2002 were used to repay $703 million in outstanding debt, net of new borrowings, and to fund stock repurchases of approximately $68 million.  Cash generated from operations for the nine month periods ended December 31, 2002 and 2001 was $732 million and $672 million, respectively.

On December 31, 2002, we entered into a new unsecured bank revolving credit facility of $400 million.  It expires January 31, 2005.  No amount was drawn under this credit facility as of December 31, 2002.  The interest rates on this facility are determined based on a ratings grid, which applies a margin to the prevailing London InterBank Offered Rate (LIBOR).  We capitalized the initial transaction fees associated with the new credit facility, which totaled approximately $6 million.

Effective December 31, 2002, the amount that may be outstanding at any time under the existing $1 billion four-year revolving credit facility, which expires on June 1, 2003, was reduced by the Company to $400 million.  As of December 31, 2002, $350 million was drawn under this four-year revolver.  The $429 million outstanding balance at September 30, 2002 on the existing $2 billion four-year term loan was repaid in full on December 31, 2002.  A portion of the balance of the four-year term loan was repaid in advance of the due date, which would have been due in the first quarter of fiscal year 2004.  The interest rates on the credit facility and term loan are determined based on a ratings grid, which applies a margin to the prevailing LIBOR.

We also have a $1 billion commercial paper (CP) program.  As of December 31, 2002, there were no borrowings outstanding under the CP program.  We may issue CP at a future date.  The existing four-year revolver and new revolver will support any borrowings outstanding under the CP program.

Back to Index

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

We also utilize other financial markets in order to maintain our broad sources of liquidity.  In fiscal year 1997, $320 million of unsecured 6.77% Senior Notes were issued in a private transaction pursuant to an exemption from registration under the Securities Act of 1933.  The 6.77% Senior Notes call for annual repayment of $64 million each April, commencing in April 1999 with final payment in April 2003.  As of December 31, 2002, $64 million was outstanding under the 6.77% Senior Notes.

In fiscal year 1999, we issued $1.750 billion of unsecured Senior Notes in a transaction pursuant to Rule 144A of the Securities Act of 1933 (Rule 144A).  Amounts borrowed, rates and maturities for each issue were $575 million at 6.25% due April 15, 2003, $825 million at 6.375% due April 15, 2005 and $350 million at 6.5% due April 15, 2008.  For the nine month period ended December 31, 2002, we repurchased $163 million of the 6.25% Senior Notes due April 15, 2003 at a discount, including $37 million repurchased in the third quarter of the current fiscal year.  The repurchases resulted in a total gain of approximately $3 million, including less than $1 million in the third quarter of the current fiscal year.  The gain was included in the "Interest expense, net" line item on the accompanying Consolidated Condensed Statements of Operations.  As of December 31, 2002, $412 million, $825 million and $350 million of our 6.25%, 6.375% and 6.5% Senior Notes, respectively, remained outstanding.

In fiscal year 2002, we issued $660 million of unsecured 5% Convertible Senior Notes, due March 15, 2007 (5% Notes), in a transaction pursuant to Rule 144A.  The 5% Notes are senior unsecured indebtedness and rank equally with all existing senior unsecured indebtedness.  Concurrent with the issuance of the 5% Notes, we entered into a call spread repurchase option transaction (5% Notes Call Spread).  Under the terms of the 5% Notes Call Spread, we have the option to purchase outstanding shares equivalent to the number of shares that may be issued if all the 5% Notes are converted into shares (27.116 million shares), thereby mitigating dilution to stockholders.  The 5% Notes Call Spread can be exercised at the three-year anniversary of the issuance of the 5% Notes at an exercise price of $24.83 per share.  To limit the cost of the 5% Notes Call Spread, an upper limit of $36.60 per share has been set such that if the price of the common stock is above that limit at the time of exercise, the number of shares eligible to be purchased will be proportionately reduced based on the amount the common share price exceeds $36.60 at the time of exercise.

In December 2002, we issued $460 million of unsecured 1.625% Convertible Senior Notes, due December 15, 2009 (1.625% Notes), in a transaction pursuant to Rule 144A.  The 1.625% Notes are senior unsecured indebtedness and rank equally with all existing senior unsecured indebtedness.  Concurrent with the issuance of the 1.625% Notes, we entered into call spread repurchase option transactions (1.625% Notes Call Spread).  The entire 1.625% Notes Call Spread purchase price of $73 million has been charged to Stockholders' Equity.  Under the terms of the 1.625% Notes Call Spread, at our option, we have the right to receive from the counterparties (i) outstanding shares equivalent to the number of shares that may be issued if all the 1.625% Notes are converted into shares (22.954 million shares) upon payment of an exercise price of $20.04 per share; or (ii) cash or outstanding shares in an amount equal to the difference between the market value of the shares at exercise and the exercise price.  The 1.625% Notes Call Spread can be exercised during December 2009 at an exercise price of $20.04 per share.  To limit the cost of the 1.625% Notes Call Spread, an upper limit of $30.00 per share has been set such that if the price of the common stock is above that limit at the time of exercise, the number of shares eligible to be purchased will be proportionately reduced based on the amount the common share price exceeds $30.00 at the time of exercise.  We capitalized the initial transaction fees associated with the 1.625% Notes, which totaled approximately $12 million.

Unsecured and uncommitted multi-currency lines of credit are available to meet short-term working capital needs for subsidiaries operating outside the United States.  These lines totaled $20 million, of which $10 million was drawn as of December 31, 2002.

Debt ratings for our senior unsecured notes and our bank credit facilities are BBB+ and Baa2 from Standard & Poor's and Moody's Investors Service, respectively.  Our CP program is rated A-2 from Standard & Poor's and P-2 from Moody's.  Peak borrowings under all debt facilities during the quarter ended December 31, 2002 totaled approximately $3.146 billion with a weighted-average interest rate of 5.34%.

Back to Index

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

As of December 31, 2002, the cumulative number of shares purchased under our various open market common stock repurchase programs since fiscal year 1991 was 176 million, including less than 1 million shares purchased in the third quarter of fiscal year 2003.  The remaining number of shares authorized for repurchase is approximately 24 million.

Capital resource requirements as of December 31, 2002 consisted of lease obligations for office space, computer equipment, mortgage or loan obligations, and amounts due as a result of product and company acquisitions.  Other than commitments to invest $8 million in connection with joint venture agreements, we do not have any off-balance sheet arrangements with unconsolidated entities or related parties and, accordingly, off-balance sheet risks to our liquidity and capital resources from unconsolidated entities are limited.

It is expected that existing cash, cash equivalents, marketable securities, the availability of borrowings under existing and renewable credit lines, and cash expected to be provided from operations will be sufficient to meet ongoing cash requirements.  We expect our long-standing history of providing extended payment terms to our customers to continue.

STOCK BASED COMPENSATION

As previously announced on July 29, 2002, beginning in fiscal year 2004, we will adopt the fair value based method of recording stock options outlined in SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148.  Under the fair value based method, we will expense the cost of all newly granted stock options over the vesting period based on the options' fair value at the date of grant.

CHANGES TO BOARD OF DIRECTORS

As previously announced, effective on November 18, 2002, the Company's founder, Charles B. Wang, retired as Chairman and as a member of our Board of Directors.  Our Board elected Sanjay Kumar, President and Chief Executive Officer, to succeed Mr. Wang as Chairman.  In October 2002, William Stavropoulos, Chairman of the Board of Directors of the Dow Chemical Company, was elected to our Board of Directors.  In January 2003, recently elected Director Thomas H. Wyman passed away.

CRITICAL ACCOUNTING POLICIES AND BUSINESS PRACTICES

Note 1 of the Consolidated Financial Statements included in our Form 10-K for the fiscal year ended March 31, 2002 contains a summary of the significant accounting policies that are used by us.  Many of these accounting policies require the use of estimates.  Critical accounting estimates, which are important to the portrayal of our financial condition and require complex, subjective judgments, are as follows:

Basis of Revenue Recognition

In October 2000, we announced a shift to a new Business Model that offers customers the flexibility and freedom to adapt to rapidly changing enterprise requirements and reduces the risks and costs associated with traditional software licensing models.  Under our new Business Model, customers can better manage the length and dollar value of their software licenses.  Our new Business Model provides customers with the flexibility to subscribe to software under month-to-month licenses or choose cost certainty by committing to longer-term arrangements.  Our new Business Model also permits customers to vary their software mix as their business and technology needs change, which includes the right to receive unspecified future software within designated product lines for no additional fee.  We believe our new Business Model improves the visibility and predictability of our revenue streams by recognizing license revenue on a ratable basis over the arrangement term rather than on an up-front, one-time basis, as we did prior to the quarter ended December 31, 2000.

Back to Index

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The terms of our new Business Model arrangements are structured such that product revenue is generally recognized ratably over the term of the license on a monthly basis.  The portion of the license arrangement that is not recognized currently as revenue creates deferred subscription revenue which will be recognized as revenue on a monthly basis over the remaining term of the arrangement.

Prior to the introduction of our new Business Model, certain maintenance revenue was bundled for a portion of the term of the license arrangement.  Under these arrangements, the maintenance amount, which was based on optional annual renewal rates stated in the arrangement, initially was deferred and subsequently amortized into revenue over the initial contractual term of the arrangement.  Maintenance renewals have been recognized ratably over the term of the renewal arrangement.  For arrangements executed under the new Business Model, maintenance is bundled for the entire term of the license arrangement and, along with the license fee, is recognized ratably as subscription revenue over the entire term of the license arrangement commencing upon delivery of the currently available software products.

Financing fees result from the initial discounting to present value of product sales with extended payment terms under our old Business Model and the subsequent increase of receivables to represent the amount due and payable by customers.  Financing fees will continue to decrease as they are amortized over the arrangement term since we no longer record the present value of product sales as earned revenue at contract signing under the new Business Model.

Our standard licensing arrangements include a product warranty provision for all products.  The likelihood that we would be required to make refunds to customers under such provisions is considered remote.

Accounts Receivable

As detailed in the table included in Note A to the Consolidated Condensed Financial Statements at December 31, 2002, net trade and installment accounts receivable, after accounting for unearned revenue and the allowance for doubtful accounts, was $2.726 billion.

We maintain an allowance for doubtful accounts relating to the portion of the accounts receivable that has been recognized as revenue which we do not expect to collect in full.  We perform a quarterly analysis to determine the appropriate allowance for doubtful accounts.  This analysis includes various analytical procedures and a review of factors, including specific individual balances selected from a cross-section of the accounts that comprise total accounts receivable, our history of collections of long-term contracts, as well as the overall economic environment.  Our ability to collect our accounts receivable is dependent upon a number of factors, including the performance of our products, customer satisfaction, the financial condition of our customers, and general economic conditions.  Changes to these factors will influence the amount of the required allowance.

We expect the allowance for doubtful accounts to continue to decline as net installment accounts receivable under the old Business Model are billed and collected.

Deferred Tax Assets

We have recognized for financial statement purposes a portion of the tax benefits connected with losses related to operations.  At December 31, 2002, the current and noncurrent deferred tax assets, net of a valuation allowance, totaled $64 million and $38 million, respectively, and have been offset against the respective deferred tax liabilities.  This recognition assumes we will be able to generate sufficient future taxable income so that the carryforward of these losses will be realized.  The factors that we consider in assessing the likelihood of realization include the forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets.  Deferred tax assets are primarily a result of acquisition liabilities, such as duplicate facility costs, employee severance and other costs, foreign net operating losses (NOLs), and the recognition of deferred subscription revenue pursuant to the new Business Model.  The NOLs generally expire between 2003 and 2013.  A valuation allowance was established in fiscal year 2002 for certain foreign deferred tax assets we believe might not be realized.  Adjustments to the valuation allowance may be made in the future if it is determined that the amount of NOLs realized is greater or less than the amount recorded.

Back to Index

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Valuation of Intangibles

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired by the Company in purchase business combinations and is not readily exchangeable for cash.  We have historically amortized goodwill using the straight-line method based on an estimated useful life of 10 to 20 years.  In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets."  SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested at least annually for impairment.  We adopted SFAS No. 142 on April 1, 2002.  Upon adoption, we discontinued the amortization of goodwill with a net carrying value, exclusive of assembled workforce, of approximately $4.483 billion at March 31, 2002.  We obtained an independent valuation as of April 2002 which did not identify any evidence of potential goodwill impairment; however, future impairment reviews, which include a review of our market capitalization, may result in write-downs.  The valuation was based upon our forecast of operating results for the entity that has recorded goodwill, as well as estimates of fair value of the entity and its tangible and intangible assets.

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

RISKS AND UNCERTAINTIES

Current and potential stockholders should consider carefully the risk factors described below.  Any of these factors, or others, many of which are beyond our control, could negatively affect our revenue, profitability, and cash flow in the future.

Operating results and revenue are subject to fluctuations caused by many factors.

Quarterly and annual results of operations are affected by a number of factors, including those listed below, which in turn could adversely affect our revenue, profitability, and cash flow in the future.

-	Demand for products and services;
-	Length of sales cycle;
-	Customer implementation of our products;
-	Magnitude of price and product competition;
-	Introduction of new hardware;
-	General economic conditions in countries in which customers do a substantial amount of business;
-	Customer budgets for hardware and software;
-	Ability to develop and introduce new or enhanced versions of our products;
-	Changes in foreign currency exchange rates;
-	Ability to control costs;
-	The size of licensing transactions;
-	Reorganizations of the sales force;
-	Ability to retain and attract qualified personnel; and
-	Reaction of customers to the new Business Model.

Any of the foregoing factors, among others, may cause our operating expenses to be disproportionately high or cause our revenue and operating results to fluctuate.  As a consequence, our business, financial condition, operating results, and cash flow could be adversely affected.

Back to Index

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The success of our international operations is subject to many factors.

International revenue has historically represented approximately one-third of our total worldwide revenue.  Continued success in selling our products outside of the United States will depend on a variety of factors, including the following:

-	Reorganizations of the sales force;
-	Fluctuations in foreign exchange currency rates;
-	Staffing key managerial positions;
-	General economic conditions in foreign countries;
-	Political instability; and
-	Trade restrictions such as tariffs, duties, or other controls affecting foreign operations.

Increase in tariffs, the imposition of trade restrictions, or other factors could adversely affect our business, financial condition, operating results, and cash flow.

The computer software business is highly competitive.

The market in which we compete is marked by rapid and substantial technological change, the steady emergence of new companies and products, evolving industry standards, and changing customer needs.  To remain competitive, we must develop new products and continue to enhance existing products.  We may be unsuccessful in our ability to develop new releases or new products that meet the needs of our customers in light of competitive alternatives available in the market.  In addition, the introduction of new products or versions of existing products may not meet with customer acceptance or may be delayed.  Our inability to bring new products and enhancements to existing products to the market in a timely manner or the failure for these products to achieve market acceptance could have a material adverse effect on our business, financial condition, operating results, and cash flow.

Our products must remain compatible with ever-changing operating environments.

IBM, HP, Sun, and Microsoft are the largest suppliers of systems software and, in most cases, are the manufacturers of the computer hardware systems used by most of our customers.  Historically, these operating system developers have modified or introduced new operating systems, systems software, and computer hardware.  Such new products could in the future incorporate features which perform functions currently performed by our products or could require substantial modification of our products to maintain compatibility with these companies' hardware or software.  Although we have to date been able to adapt our products and our business to changes introduced by hardware manufacturers and system software developers, there can be no assurance that we will be able to do so in the future.  Failure to adapt our products in a timely manner to such changes or customer decisions to forego the use of our products in favor of those with comparable functionality contained either in the hardware or operating system could have a material adverse effect on our business, financial condition, operating results, and cash flow.

Failure to protect our intellectual property rights would weaken our competitive position.

Our future success is dependent upon our proprietary technology.  We protect our proprietary information through the use of patent, copyright, trademark, trade secret laws, confidentiality procedures, and contractual provisions.  Notwithstanding our efforts to protect our proprietary rights, policing unauthorized use or copying of our proprietary information is difficult.  Unauthorized use or copying occurs from time to time and litigation to enforce intellectual property rights could result in significant costs and diversion of resources.  Moreover, the laws of some foreign jurisdictions do not afford the same degree of protection to our proprietary rights as do the laws of the United States.  For example, "shrink-wrap" or "click-on" licenses may be unenforceable in whole or in part in some jurisdictions in which we operate.  In addition, patents we have obtained may be circumvented, challenged, invalidated, or designed around by other companies.  Our inability to adequately protect our intellectual property for these or other reasons could adversely affect our business, financial condition, operating results, and cash flow.

Back to Index

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Certain software is licensed from third parties.

Some of our products contain software licensed from third parties.  Some of these licenses may not be available to us in the future on terms that are acceptable or allow our products to remain competitive.  The loss of these licenses or the ability to maintain any of them on commercially acceptable terms could delay development of future products or enhancement of existing products.  This could adversely affect our business, financial condition, operating results, and cash flow.

Changes to compensation of our sales organization.

At the beginning of fiscal years 2002 and 2003, we updated our compensation plan for the sales organization.  The new compensation plan is in alignment with the new Business Model objectives of providing customer flexibility and satisfaction.  The compensation plan may encourage behavior not anticipated or intended as it is implemented, which could adversely affect our business, financial condition, operating results, and cash flow.

Customers are still adapting to our new Business Model.

Our new Business Model affords customers greater flexibility in licensing transactions.  For example, under the new Business Model, we offer software licenses on a month-to-month or other short-term basis in order to allow customers the opportunity to try our software solutions without committing to a multi-year license obligation.  Transactions such as these increase the risk that customers will not fully implement our software and will not enter into a long-term relationship with us.  This could adversely affect our business, financial condition, operating results, and cash flow.  This effect could be diminished if customers elect cost certainty by committing to longer contract periods.

We may become dependent upon large transactions.

We have historically been dependent upon large dollar enterprise transactions with individual customers.  As a result of the flexibility afforded by the new Business Model, we anticipate that there will be fewer of these transactions in the future.  There can be no assurances, however, that we will not be reliant on large dollar enterprise transactions in the future, and the failure to close such transactions could adversely affect our business, financial conditions, operating results, and cash flow.

Growth depends upon successful integration of acquisitions.

Our growth strategy is based upon internal development of technology, selective acquisitions, and integration of such acquisitions into ongoing operations.  Implementation of this growth strategy may result in strains on our management team, internal systems, and financial resources.  Difficulties encountered in successfully integrating acquired companies and products may adversely affect our business, financial condition, operating results, and cash flow.

We could be subject to fines, penalties, or other sanctions as a result of a joint inquiry by the SEC and U.S. Attorney's Office.

As previously reported, we have been cooperating with an ongoing joint inquiry being conducted by the staff of the Northeast Regional Office of the Securities and Exchange Commission and the United States Attorney's Office for the Eastern District of New York concerning certain of our accounting practices.  See "Part II Item 1. Legal Proceedings."  Although we are unable at this point to predict the scope or outcome of this inquiry, it is possible that it could result in the institution of administrative, civil injunctive or criminal proceedings, the imposition of fines and penalties, and/ or other remedies and sanctions.  The conduct of these proceedings could negatively impact our stock price.  In addition, we expect to continue to incur expenses associated with responding to these agencies, regardless of the outcome, and this may divert the efforts and attention of our management team from normal business operations.

Back to Index

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

We have a significant amount of debt.

As of December 31, 2002, we had approximately $3.1 billion of debt outstanding consisting of bank credit lines, unsecured fixed-rate senior note obligations, convertible senior notes, and unsecured multi-currency credit facilities.  We expect that existing cash, cash equivalents, marketable securities, expected cash provided from operations, and our bank credit facilities will be sufficient to meet ongoing cash requirements.  Failure to generate sufficient cash as the debt becomes due or to renew credit lines prior to their expiration may adversely affect our business, financial condition, operating results, and cash flow.

Our credit ratings could be downgraded.

In March 2002, Moody's Investors Service downgraded our senior unsecured long-term debt rating and shifted its rating outlook on us from stable to negative.  In addition, in February 2002 Standard & Poor's revised its rating outlook on us from stable to negative.  We cannot assure investors that Moody's, Standard & Poor's, or any other rating agency will not further downgrade our credit ratings in the future.  If our credit ratings are downgraded, we could be required to, among other things, pay additional interest under our credit agreements or other debt.  Any such downgrades could also affect our ability to obtain additional financing in the future and will affect the terms of any such financing.

The software business is marked by easy entry and large, entrenched businesses.

Many companies with whom we compete, including IBM, Sun, HP, and other large computer manufacturers, have substantial resources, a larger installed base of customers in any particular market niche, as well as the ability to develop and market software programs similar to and competitive with the products offered by us.  Competitive products are also offered by numerous independent software companies that specialize in specific aspects of the highly fragmented software industry.  Some, like Microsoft, Oracle, and SAP, are the leading developers and vendors in their specialized markets.  In addition, new companies enter the market on a frequent and regular basis, offering products that compete with those offered by us.  Increased competition also results from consolidation of existing companies within the industry.  Additionally, many customers historically have developed their own solutions that compete with those offered by us.  Competition from any of these sources can result in price reductions, or displacement of our products, which could have a material adverse effect on our business, financial condition, operating results, and cash flow.

Future product development is dependent upon access to third-party operating systems.

In the past, licensees using proprietary operating systems were furnished with "source code," which makes the operating system generally understandable to programmers, and "object code," which directly controls the hardware and other technical documentation.  Since the availability of source code facilitated the development of systems and applications software, which must interface with the operating systems, independent software vendors such as us were able to develop and market compatible software.  IBM and other hardware vendors have a policy of restricting the use or availability of the source code for some of their operating systems.  To date, this policy has not had a material effect on us.  Some companies, however, may adopt more restrictive policies in the future or impose unfavorable terms and conditions for such access.  These restrictions may, in the future, result in higher research and development costs for us in connection with the enhancement and modification of our existing products and the development of new products.  Although we do not expect that such restrictions will have this adverse effect, there can be no assurances that such restrictions or other restrictions will not have a material adverse effect on our business, financial condition, operating results, and cash flow.

Third-party microcode could impact product development.

We anticipate ongoing use of microcode or firmware provided by hardware manufacturers.  Microcode and firmware are essentially software programs in hardware form and are therefore less flexible than other types of software.  We believe that such continued use will not have a significant impact on our operations and that our products will remain compatible with any changes to such code.  However, there can be no assurance that future technological developments involving such microcode will not have an adverse impact on our business, financial condition, operating results, and cash flow.

Back to Index

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Customer decisions are influenced by general economic conditions.

Our products are designed to improve the productivity and efficiency of our customers' information processing resources.  In a recessionary environment, our products are often a reasonable economic alternative for customers faced with the prospect of incurring expenditures to increase their existing information processing resources.  However, a general slowdown in the world economy or a particular region could cause customers to delay or forego decisions to license new products or upgrades to their existing environments and this could adversely affect our business, financial condition, operating results, and cash flow.

The markets for some or all of our key product areas may not grow.

We have identified six product areas: Enterprise Management, Security, Storage, Portal and Business Intelligence, Application Life Cycle Management, and Data Management and Application Development.  Some or all of these areas may not grow, may decline in growth, or customers may decline or forego use of products in some or all of these product areas.  This is particularly true in newly emerging areas, such as Portal and Business Intelligence.  A decline in these product areas could result in decreased demand for our products, which would adversely impact our business, financial condition, operating results, and cash flow.

Third parties could claim that our products infringe their intellectual property rights.

From time to time we receive notices from third parties claiming infringement of various forms of their intellectual property.  Investigation of these claims, whether with or without merit, can be expensive and could affect development, marketing, or shipment of our products.  As the number of software patents issued increases, it is likely that additional claims, with or without merit, will be asserted.  Defending against such claims is time-consuming and could result in significant litigation expense or settlement with unfavorable terms that could adversely affect our business, financial condition, operating results, and cash flow.

Fluctuations in foreign currencies could result in transaction losses.

Most of the revenue and expenses of our foreign subsidiaries are denominated in local currencies.  Due to the substantial volatility of currency exchange rates, it is not possible to predict the effect of exchange rate fluctuations on our future operating results.  Given the relatively long sales cycle that is typical for many of our products, foreign currency fluctuations could result in substantial changes in the foreign currency impact on these transactions.  Additionally, deterioration of the exchange rate of foreign currencies against the U.S. dollar can affect our ability to increase our revenue within those markets, all of which may adversely impact our business, financial condition, operating results, and cash flow.

Acts of terrorism or war may adversely affect our business.

Acts of terrorism, acts of war, and other unforeseen events, may cause damage or disruption to our properties, business, employees, suppliers, distributors, resellers, and customers, which could have an adverse effect on our business, financial condition, operating results, and cash flow.  Such events may also result in an economic slowdown in the United States or elsewhere, which could adversely affect our business, financial condition, operating results, and cash flow.

Our stock price may continue to be volatile.

Our stock price is subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant contracts, changes in earnings estimates by analysts, announcements of technological innovations or new products by us or our competitors, changes in domestic and international economic and business conditions, general conditions in the software and computer industries, and other events or factors.  In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price of many companies in industries similar or related to us and that have been unrelated to the operating performance of these companies.  These market fluctuations have in the past adversely affected and may continue to adversely affect the market price of our common stock.

Back to Index

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Potential European Union tariffs or United States Congressional Action in connection with the extraterritorial income case could adversely affect our business.

The World Trade Organization (WTO) recently authorized sanctions against the United States for operating the extraterritorial income regime.  This regime relates to a provision in the United States Tax Code providing tax incentives on products manufactured in the United States and exported for sale.  The WTO has ruled the regime to be an illegal export subsidy and has now authorized the European Union (EU) to impose tariffs on certain United States-made products imported into the EU.  EU officials have indicated that they will not raise tariffs provided that the United States shows substantial progress and a commitment to act within the next year.  We cannot be certain, however, what impact the potential EU tariffs could have on the software industry or the economy in general.  Additionally, we cannot be certain that any legislation replacing the extraterritorial income regime will continue to provide us with the level of tax incentives received under the existing regime.  We currently save approximately $12 million per year in United States federal income tax under the current extraterritorial income regime.

Back to Index

Item 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURE
OF MARKET RISK

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio, debt, and installment accounts receivable.  We have a prescribed methodology whereby we invest our excess cash in debt instruments of government agencies and high quality corporate issuers (Standard & Poor's single "A" rating and higher).  To mitigate risk, many of the securities have a maturity date within one year, and holdings of any one issuer, excluding the U.S. Government, do not exceed 10% of the portfolio.  Periodically, the portfolio is reviewed and adjusted if the credit rating of a security held has deteriorated.  We do not utilize derivative financial instruments.

We maintain a blend of both fixed and floating rate debt instruments.  As of December 31, 2002, our outstanding debt approximated $3.1 billion, with approximately $2.8 billion in fixed rate obligations.  If market rates were to decline, we could be required to make payments on the fixed rate debt that would exceed those based on current market rates.  Each 25 basis point decrease in interest rates would have an associated annual opportunity cost of approximately $7 million.  Each 25 basis point increase or decrease in interest rates would have an approximate $1 million annual effect on variable rate debt interest based on the balances of such debt as of December 31, 2002.

Under our old Business Model, we offered financing arrangements with installment payment terms in connection with our software solution sales.  The aggregate amounts due from customers include an imputed interest element, which can vary with the interest rate environment.  Each 25 basis point increase in interest rates would have an associated annual opportunity cost of approximately $9 million.

Foreign Currency Exchange Risk

We conduct business on a worldwide basis through subsidiaries in 45 countries.  We are therefore exposed to movement in currency exchange rates.  As part of our risk management strategy and consistent with prior years, we did not enter into any foreign exchange derivative transactions.  In addition, we manage our level of exposure by denominating a majority of international sales and payments of related expense in the local currency of our subsidiaries.  A 1% decline in all foreign currencies against the U.S. dollar would have an insignificant effect on our net loss.

Equity Price Risk

We have minimal investments in marketable equity securities of publicly traded companies.  As of December 31, 2002, these investments were considered available-for-sale with any unrealized gains or losses deferred as a component of stockholders' equity.  It is not customary for us to make investments in equity securities as part of our investment strategy.

Item 4:

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Within 90 days prior to the date of this report (the Evaluation Date), the Company's Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15(d)-14(c)).  Based on that evaluation, these officers have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate.

Changes in internal controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the Evaluation Date.

Back to Index

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

The Company, Charles B. Wang, the former Chairman of the Company, Sanjay Kumar and Russell M. Artzt are defendants in a number of stockholder class action lawsuits, the first of which was filed July 23, 1998, alleging that a class consisting of all persons who purchased the Company's common stock during the period January 20, 1998 until July 22, 1998 were harmed by misleading statements, misrepresentations and omissions regarding the Company's future financial performance.  These cases, which seek monetary damages, have been consolidated into a single action in the United States District Court for the Eastern District of New York, the proposed class has been certified, and discovery is substantially complete.  Additionally, in February and March 2002, a number of stockholder lawsuits were filed in the U.S. District Court for the Eastern District of New York against the Company and Messrs. Wang, Kumar, Ira H. Zar, the Company's Chief Financial Officer, and in one instance Mr. Artzt.  The lawsuits generally allege, among other things, that the Company made misleading statements of material fact or omitted to state material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading in connection with the Company's financial performance.  Each of the named individual plaintiffs in the 2002 lawsuits seeks to represent a class consisting of purchasers of the Company's common stock and call options and sellers of put options for the period May 28, 1999 through February 25, 2002.  The 2002 cases have been consolidated, and the Company's former independent auditor, Ernst & Young, LLP, has been named as a defendant, but class action status has not yet been certified.  Although the ultimate outcome and liability, if any, cannot be determined, the Company believes that the facts do not support the claims in these lawsuits and that the Company and its officers and directors have meritorious defenses.  In the opinion of management, resolution of these lawsuits is not expected to have a material adverse effect on the financial position of the Company.  In the event of an unfavorable resolution of any of these matters, however, the Company's earnings and cash flows in one or more periods could be materially adversely affected.

On September 28, 2001, the United States Department of Justice filed a lawsuit alleging that the Company and PLATINUM had violated Federal antitrust laws, including alleged violation of the waiting period under the Hart-Scott-Rodino Act, in connection with the Company's acquisition of PLATINUM in May 1999.  On April 23, 2002, the Company reached a settlement with the Department of Justice which became final on November 21, 2002.  Pursuant to the settlement, the Company did not admit any wrongdoing and paid the government $638,000 in accordance with the final judgment.

As previously reported, the Company has been providing documents and other information to the United States Attorney's Office for the Eastern District of New York and the staff of the Northeast Regional Office of the Securities and Exchange Commission in connection with an ongoing investigation concerning certain of the Company's accounting practices.  At this point, the Company cannot predict the scope or outcome of the inquiry, which may include the institution of administrative, civil injunctive or criminal proceedings, the imposition of fines and penalties, or other remedies and sanctions.  The Company also cannot predict what impact, if any, the inquiry may have on the Company's results of operations or financial condition.

Two derivative suits have been filed against certain current and former directors of the Company, which are based on essentially the same allegations as those contained in the February and March 2002 stockholder suits (discussed above).  The first action was commenced in April 2002 in Delaware Chancery Court, and alleges that certain former and current directors of the Company (except Messrs. Kenneth Cron, Robert E. La Blanc, Jay W. Lorsch, Walter P. Schuetze, William S. Stavropoulos and Alex Serge Vieux) breached their fiduciary duties resulting in alleged damages to the Company of an unspecified amount.  The second derivative suit was commenced in June 2002, in New York State Supreme Court, Suffolk County, against certain former and current directors of the Company (except Messrs. Cron, La Blanc, Lorsch, Schuetze, Stavropoulos and Vieux), as well as, Ernst & Young LLP, and KPMG LLP (the Company's former and current independent auditors, respectively).  This second action, which alleged claims similar to those alleged in the derivative action pending in Delaware Chancery Court, also alleged that certain management director defendants sold common stock of the Company during the period June 1999 through February 2002 while in possession of material non-public information concerning the Company.  This second action was dismissed without prejudice in or about November 2002.  Thereafter, the complaint in the derivative action pending in Delaware Chancery Court was amended to withdraw claims against one former director, Mr. Linus Wing Lam Cheung, and add allegations of insider trading by certain management director defendants.  The amended complaint in the derivative action pending in Delaware Chancery Court alleges breach of fiduciary duties and misappropriation of confidential, material information and seeks an accounting and recovery of an unspecified amount of damages, including recovery of the profits allegedly realized from the sale of common stock of the Company.

Back to Index

Item 1: Legal Proceedings (Continued)

In July 2002, two derivative suits against the current directors of the Company (except Mr. Stavropoulos), and certain former directors, were filed in the Chancery Court in Delaware.  These suits concern the payment to and standstill agreement with Sam Wyly and Ranger pursuant to which they agreed not to engage in a proxy contest with the Company for five years, and Mr. Wyly's non-compete agreement with the Company was extended. The suits generally allege breach of fiduciary duties, waste and misappropriation of corporate assets, and damages to the Company in an unspecified amount.

In November 2002, a class action lawsuit captioned Dana L. King v. Computer Associates International, Inc., et al. was filed in the U.S. District Court for the Eastern District of New York.  The King complaint, a purported class action on behalf of the Computer Associates Savings Harvest Plan (the "Harvest Plan") and the participants and beneficiaries of the Harvest Plan for a class period running from March 30, 1998 through November 25, 2002, asserts claims of breach of fiduciary duty under ERISA, the federal Employee Retirement Security Act.  The named defendants are the Company, the Company's Board of Directors; the Harvest Plan, the Administrative Committee of the Harvest Plan, and the following current or former employees and/or Board members of the Company: Charles B. Wang; Sanjay Kumar; Ira Zar; Russell M. Artzt; Willem F.P. de Vogel; Irving Goldstein (now deceased); Richard A. Grasso; Shirley Strum Kenny; Alfonse M. D'Amato; Roel Pieper; Lewis S. Ranieri; Linus W. L. Cheung; Jay W. Lorsch; Robert E. La Blanc; Alex Serge Vieux; Thomas H. Wyman (now deceased); and various unidentified alleged fiduciaries of the Harvest Plan.  The complaint seeks damages in an unspecified amount.  As of the date hereof, the Company has not been served with the complaint, nor, to the Company's knowledge, have any of the other defendants.

The Company, various subsidiaries and certain current and former officers have been named as defendants in other various claims and lawsuits arising in the normal course of business.  The Company believes that it has meritorious defenses in connection with such claims and lawsuits and intends to vigorously contest each of them.  In the opinion of the Company's management, the results of these other claims and lawsuits, either individually or in the aggregate, are not expected to have a material effect on the Company's results of operations, financial position, or cash flows.

Item 2: Changes in Securities and Use of Proceeds

In December 2002, the Company issued $460 million of 1.625% Convertible Senior Notes due 2009 (the 1.625% Notes).  The 1.625% Notes were issued to Banc of America Securities LLC, JP Morgan Securities, Inc., and Salomon Smith Barney Inc., along with a syndicate of initial purchasers pursuant to a private placement under Section 4(2) of the Securities Act of 1933, as amended (the Securities Act) and subsequently resold to Qualified Institutional Buyers in reliance on Rule 144A and Regulation S of the Securities Act.  We capitalized the initial transaction fees associated with the 1.625% Notes, which totaled approximately $12 million, and the net proceeds to the Company were $448 million before deducting expenses payable by the Company of less than $1 million.

The 1.625% Notes are senior unsecured indebtedness and rank equally with all existing and future senior unsecured indebtedness.  The holders of the 1.625% Notes may convert all or some of their 1.625% Notes to common stock at any time at a conversion price of $20.04 per share.  The initial conversion rate is 49.9002 common shares per $1,000 principal amount of the 1.625% Notes and is subject to adjustment under certain circumstances.  Upon a conversion, the Company may choose to deliver, in lieu of shares of its common stock, cash or a combination of cash and shares of common stock.  Holders of the 1.625% Notes have the right to require the Company to repurchase their Notes at par upon the occurrence of certain fundamental changes.

The Company intends to file a registration statement with respect to the 1.625% Notes and the common stock issuable upon conversion of the 1.625% Notes.

Back to Index

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits:

   4.1 Indenture with respect to the Company's 1.625% Convertible Senior Notes due 2009, dated December 11, 2002, between the Company and State Street Bank and Trust Company, as Trustee.

   4.2 Registration Rights Agreement dated December 11, 2002 among the Company and the Initial Purchasers of the 1.625% Convertible Senior Notes.

   4.3 Purchase Agreement dated December 6, 2002 among the Initial Purchasers of the 1.625% Convertible Senior Notes and the Company.

  10.1 Credit agreement dated as of December 31, 2002 among the Company, the Banks, which are parties thereto, and Bank Of America, N.A, Citicorp North America, Inc. and JP Morgan Chase Bank, as agents, with respect to $400 million Revolving Loan.

  15.1 Accountants' acknowledgement letter

  99.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  99.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

  The Registrant filed a Report on Form 8-K dated November 18, 2002 to report an event under Items 5 and 7.

  The Registrant filed a Report on Form 8-K dated December 13, 2002 to report an event under Items 5 and 7.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER ASSOCIATES INTERNATIONAL, INC.

Dated: January 21, 2003	By:	/s/ Sanjay Kumar
Sanjay Kumar, Chairman
and Chief Executive Officer

Dated: January 21, 2003	By:	/s/ Ira Zar
Ira Zar, Executive Vice President and
Principal Financial and Accounting Officer

Back to Index

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

Dated: January 21, 2003		By:	/s/ Sanjay Kumar
Chairman and Chief Executive Officer

Back to Index

I, Ira Zar, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Computer Associates International, Inc.;

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

Dated: January 21, 2003		By:	/s/ Ira Zar
Executive Vice President and Principal Financial and Accounting Officer

Back to Index