Form 10-K
period 2003-03-31
COMPUTER ASSOCIATES INTERNATIONAL INC
filed 2003-05-15
CIK 356028

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-9247

Computer Associates International, Inc.
(Exact name of registrant as specified in its charter)
Delaware	13-2857434
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
One Computer Associates Plaza, Islandia, New York	11749
(Address of principal executive offices)	(Zip Code)

(631) 342-6000
 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of Class)	(Exchange on which registered)
Common Stock, par value $.10 per share Series One Junior Participating Preferred Stock, Class A	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑     No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III to this Form 10-K or any amendment to this Form 10-K ☑ .

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes ☑     No ☐.

The aggregate market value of the common stock held by non-affiliates of the Registrant as of September 30, 2002 was $4,294,127,856 based on the closing price on the New York Stock Exchange on that date which was $9.60.

Number of shares of common stock outstanding at May 12, 2003:
578,080,241 shares of Common Stock, par value $.10 per share.

Documents Incorporated by Reference:
Part III - Proxy Statement to be issued in conjunction with the Registrant's Annual Stockholders' Meeting.

INDEX

PART I

  Item 1. Business

      (a) General Development of Business

      (b) Financial Information About Segments

      (c) Narrative Description of Business

      (d) Financial Information About Geographic Areas

      (e) Available Information

  Item 2. Properties

  Item 3. Legal Proceedings

  Item 4. Submission of Matters to Vote of Security Holders

  Executive Officers of the Registrant

PART II

  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  Item 6. Selected Financial Data

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Introduction

      Nature of Business

      Performance Indicators

      Results of Operations

      Outlook for Fiscal Year 2004

      Selected Quarterly Information

      Liquidity and Capital Resources

      Off-Balance Sheet Arrangements

      Contractual Obligations and Commitments

      Critical Accounting Policies and Business Practices

      New Accounting Pronouncements

      Risk Factors

  Item 7a. Quantitative and Qualitative Disclosures About Market Risk

  Item 8. Financial Statements and Supplementary Data

  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

PART III

  Item 10. Directors and Executive Officers of the Registrant

  Item 11. Executive Compensation

  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

  Item 13. Certain Relationships and Related Transactions

  Item 14. Controls and Procedures

  Item 15. Accountants' Fees and Services

PART IV

  Item 16. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  Signatures

  Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  List of Consolidated Financial Statements and Financial Statement Schedules

      Report of Independent Auditors

      Consolidated Balance Sheets

      Consolidated Statements of Operations

      Consolidated Statements of Stockholders' Equity

      Consolidated Statements of Cash Flows

      Notes to Consolidated Financial Statements

        Note 1 - Significant Accounting Policies

        Note 2 - Acquisitions and Divestitures

        Note 3 - Marketable Securities

        Note 4 - Segment and Geographic Information

        Note 5 - Trade and Installment Accounts Receivable

        Note 6 - Debt

        Note 7 - Commitments and Contingencies

        Note 8 - Income Taxes

        Note 9 - Stock Plans

        Note 10 - Profit Sharing Plan

        Note 11 - Rights Plan

        Note 12 - Subsequent Events

      Schedule II - Valuation and Qualifying Accounts

      Subsidiaries of the Registrant

Back to Index

This Annual Report on Form 10-K contains certain forward-looking statements and information relating to Computer Associates International, Inc. (the "Company," "Registrant," "CA," "We," "Our," or "Us") that are based on the beliefs of and assumptions made by our management as well as information currently available to management.  When used in this document, the words "anticipate," "believe," "estimate," "expect," and similar expressions, are intended to identify forward-looking statements.  Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties, and assumptions, some of which are described under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors."  Should one or more of these risks or uncertainties occur, or should our assumptions prove incorrect, actual results may vary materially from those described in this document as anticipated, believed, estimated, or expected.  We do not intend to update these forward-looking statements except as may be required by law.

PART I

Item 1. Business

(a) General Development of Business

Overview

Incorporated in Delaware in 1974, today we are one of the world's largest business software companies.  We commenced operations in 1976, and we completed an initial public offering of common stock in December 1981.  Our common stock is traded on the New York Stock Exchange under the symbol "CA".

We design, market, and license computer software products that allow businesses to run and manage critical aspects of their information technology operations and that allow data center managers and programmers to automate their daily functions.  We are considered an Independent Software Vendor (ISV).  ISVs develop and sell software products that run on one or more computer hardware platforms or operating systems sold by other vendors.  The companies that make the computer hardware and operating systems - like Microsoft, IBM, Hewlett-Packard, Sun Microsystems and others - generally encourage and support ISVs.  ISVs develop software products that can be added to the hardware platform or operating system to make it run more efficiently or to provide added functionality.  In some cases, these computer hardware and operating system vendors sell software that competes with the software that we license.

We believe that our success and results are driven by three critical areas of focus - our employees, having a wide range of software products, and having a large, diverse customer base.

Attracting and retaining skilled employees to develop and enhance our software products and to support our customers is critical to our success.  It is a goal of our employees to consistently support our Core Values - customers first, performance, quality and innovation, teamwork with focus, and shareholder value.  These Core Values provide the framework for our employees to perform their functions and responsibilities.

We have a broad portfolio of software products that are designed to operate with all major computer hardware platforms and software operating systems.  Our software products include those that we have sold for many years, as well as newer, enhanced products that address our customers' current technology needs.  Our software products are used for different business purposes and, where appropriate, are specifically designed to work well with other CA software products.  Because the cost to make different software products work together appropriately is generally high, customers place value on software products that work well with one another.  Our software products are also designed to work with products marketed by other companies.  We have approximately 430 product families that represent distinct areas of functionality.  The number of individual software products within each family generally ranges from several to several hundred.

We have a large and broad customer base for our software products.  More than 95% of the Fortune 500® companies use our software products.  When customers enter into a software license agreement with us, they generally pay for the right to use our software for a specified period of time.  Upon the expiration of the term of the agreement, the customer must either renew the license agreement or pay usage/maintenance fees, if applicable, for the right to continue to use our software and receive support.  We generally experience renewal rates of approximately 80%.  We believe that the existing relationships with our customers provide us the opportunity to cross-sell new software products to them.

Business Developments

In fiscal year 2001, we announced a strategy intended to improve shareholder value by spinning off or divesting software products that have the potential to succeed on their own.  These actions are intended to allow us to focus more on our core software products.

Back to Index

In April 2002, we completed the divestiture of certain non-core assets to SSA Global Technologies, Inc. (SSA).  These assets consisted principally of our supply-chain management, financial management, and human resource management software product groups operating under the name interBiz™.  Of the $25 million selling price, approximately $12 million was received in the quarter ended June 30, 2002.  In January 2003, an agreement was reached to offset the remaining selling price SSA owed to us against obligations we owed to SSA.

In October 2002, we completed the divestiture of our banking products group to a third party for approximately $8 million in cash.  The banking product group was the remaining product group operating under the name interBiz.

Our wholly-owned subsidiary, ACCPAC International, Inc. (ACCPAC), which sells accounting and human resource application software, is preparing an initial public offering of its common stock.  There can be no assurance that the offering will be completed.

In fiscal year 2001, we divested the Federal Systems Group, the governmental consulting services division of a company we acquired in fiscal year 2000, Sterling Software, Inc. (Sterling), to Northrop Grumman for approximately $150 million in cash.

(b) Financial Information About Segments

Our global business is principally in a single industry segment - the design, development, marketing, licensing, and support of software products that can operate on a wide range of hardware platforms and operating systems.

See Note 4 of the Notes to the Consolidated Financial Statements for financial data pertaining to our segment and geographic operations.

(c) Narrative Description of Business

Products

As an ISV, our software products are designed to work with almost every commercially available computer hardware platform and with all types of common software operating systems.  In most cases, customers use a combination of vendors that provide different hardware platforms and operating systems.  Our software products are designed to work with these different vendor offerings.

Our software products address our customers' IT requirements in the following six areas: enterprise management; security; storage; application life cycle management; data management and application development; and portal and business intelligence.  Our software products generally fall within one of our six brands and are supported by CA Common Services™ and Portal Technology (described below) so that each software product can stand alone or work together with other CA software products.

CA Common Services and Portal Technology - CA Common Services is a term used to describe the common language used by our software products that allows our software products and those from other companies to work together.  We believe CA Common Services improves efficiency and reduces the problems associated with running multiple software products.  Through CA Common Services, all of our software products can be used independently or in combination with other companies' software products, and our customers can choose which of our software products, or combination of our software products, best meet their business needs.  Our Portal Technology gives customers a web-based, personalized view incorporating the functionality of our software products.  This Portal Technology is common to all of our software products.

Six Product Areas:

Unicenter® for Enterprise Management - Our Unicenter products are designed to improve the efficiency and responsiveness of our customers' computing operations.  These products identify system failures within a customer's data center.  When there is an interruption or failure in a data center, the majority of time is spent locating the problem and the "downtime" can be very costly.  By identifying such problems quickly, this cost is minimized.  These products also automate time-consuming tasks, like software installation and tracking computing assets, allowing customers to focus on other important issues.  Additionally, our Unicenter products help manage a customer's stored electronic information, web servers, and software applications, all of which help improve efficiency and responsiveness.  We offer Unicenter products across the following three major solution areas:
-

Resource Management - These products are designed to give organizations the ability to discover, track, collect, maintain, and manage all of their IT assets throughout the life of each asset.  Products include Unicenter® Argis®, Unicenter® Asset Management, and Unicenter® Software Delivery.

-

Operations Management - These products are designed to provide control of the core IT resources that determine how quickly a business can respond to change.  Operations Management products focus on the availability, health, and performance of the entire computing system, from mainframe computers (large, fast computers that can handle multiple tasks at the same time) to handheld devices.  These products are also designed to confirm that the computing systems continue to run without interruption.  Products include Unicenter® Network and Systems Management, Unicenter® NetMasterTM, Unicenter® AutoSys® Job Management, and Unicenter® CA-7® Job Management.

-

Service Management - These products are designed to improve the level of service and support of computing systems by managing, measuring, and ensuring that IT services are available continuously.  Products include Unicenter® ServicePlus Service Desk and Unicenter® Service Level Management.  Additional service management products are also available through our wholly-owned subsidiary, iCan-SP, Inc.

Back to Index

eTrust™ for Security - Our eTrust products are designed to help our customers manage the security of their computing systems. eTrust products fall into the categories of Access Management, Identity Management, and Threat Management.  We recently introduced and are now testing at customer sites our eTrustTM Security Command Center.  This product enables customers to manage their entire security operations, including security products from other companies, from a single location.  We believe our products in each of the following categories comply with established and emerging security industry standards and work well with our other software products and with software and hardware from other companies.  We offer eTrust products in the following three categories:
-

Access Management - These products are designed to decrease the risk of internal and external computer attacks and, therefore, help customers ensure their software systems are consistently up and running.  They allow customers to set security policies, or rules, and allow customers to enforce those rules to reduce the chance of unauthorized use or attack.  Products include eTrustTM Access Control, eTrustTM Web Access Control, eTrustTM CA-ACF2® Security, and eTrustTM CA-Top Secret® Security.

-

Identity Management - Employees require access to company information to perform their jobs.  Employees may need to access multiple systems, use a number of different passwords, or frequently change passwords to comply with company policy.  Companies also need to provide their customers, suppliers, and business partners Internet access into those same systems with the appropriate level of access.  We believe our Identity Management products, such as eTrustTM Admin and eTrustTM Single Sign-On, help customers, regardless of their size, manage these processes.

-

Threat Management - These products are designed to help customers identify and eliminate harmful computer viruses, detect unauthorized access into their computing systems, and identify security weaknesses associated with their operating systems, databases, networks, and passwords.  Products include eTrustTM Antivirus, eTrustTM Policy Compliance, and eTrustTM Intrusion Detection.

BrightStor® for Storage - The amount of data a company collects increases daily.  Companies need to copy data to secure tapes, disks, or computer hard drives.  We believe it is difficult for a company to identify the amount of software and hardware computing space it has available to store this data.  As a result, companies often under-utilize available space.  Our BrightStor products are designed to help customers identify computing resources available to store data and allow for less-costly storage, management, and protection of the data.  Our BrightStor offerings include products to protect, backup, retrieve and manage data.   Such products include BrightStor® ARCserve® Backup, BrightStor® Enterprise Backup, BrightStor® Mobile Backup, BrightStor® SAN Manager, BrightStor® Storage Resource Manager, BrightStor® CA-DiskTM Interface, BrightStor® CA-VantageTM Storage Resource Manager, and BrightStor® CA-1® Tape Management.

AllFusion™ for Application Life Cycle Management - Our AllFusion products keep track of the full development cycle of new software and subsequent modifications.  These products are designed to allow customers to automate the documentation of the new software development process from planning and design through testing and implementation.  We believe our AllFusion products help customers increase staff productivity, shorten development cycle times, control the complexity of application development, and ensure the new software is helping their business.  Products include AllFusionTM ERwin® Data Modeler, AllFusionTM Harvest Change Manager, AllFusionTM Endevor® Change Manager, and a full set of process improvement tools in the AllFusionTM Process Management suite.

Advantage™ for Data Management and Application Development - Our Advantage Data Management products help customers store large amounts of data.  Our Application Development tools help customers reduce the number of steps in the process of developing new software applications.  Our Data Management and Application Development products together help customers automate, standardize, and improve the processes they use to build and maintain vital company information.  We believe these products help customers quickly respond to sales opportunities, customer requests, and feedback by giving customers a cost-effective approach.  Products include AdvantageTM Gen, AdvantageTM EDBC®, AdvantageTM CA-Datacom®, AdvantageTM Data Transformer, and AdvantageTM CA-IDMS®.

Back to Index

CleverPath™ Portal and Business Intelligence - Our CleverPath products are designed to help customers collect, sort, and analyze information that exists within their business.  Our aim is to help customers deploy and derive value from this information quickly.  We believe our products provide our customers with the most current, accurate, and relevant information they need to make the best possible decisions for their businesses.  Products include CleverPathTM Portal, CleverPathTM Aion® Business Rules Expert, CleverPathTM Reporter, CleverPathTM Dashboard Option, and the CleverPathTM Predictive Analysis Server.

Business Model

We have structured our business to place a greater emphasis on putting the customer at the center of everything we do.  To that end, in October 2000, we began the transition to a more flexible business model (the Business Model).  Our Business Model allows customers to license the software they currently need instead of licensing what they expect to use over a longer period of time.  Our Business Model is defined by three areas: licensing, which we have named "FlexSelect LicensingSM," customer focus, and accountability.
-

FlexSelect Licensing - Under our FlexSelect Licensing, customers can generally license our software products under traditional one-, two-, or three-year licenses, or for shorter periods of time, such as on a monthly basis.  By offering shorter license agreements, customers can evaluate whether the software meets their needs before making a larger, longer-term commitment.  As customers become comfortable with their software investments, they can license the software for a longer term (generally up to three years).  We have simplified the software licensing process for customers by designing an easy-to-use, two-page license agreement. We also offer software licenses to customers based on unique business metrics.  For example, an airline company can license software based on the number of passenger miles flown during a defined period.  This metric-based licensing approach is generally unique in the software industry.  Our Business Model has required us to make certain accounting changes relative to how we recognize revenue.  For a description of these changes and their impact, see the sections entitled "Nature of Business" and "Critical Accounting Policies and Business Practices" within Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

-

Customer Focus - We created a customer relations organization. This organization has grown to approximately 650 personnel.  Their job is to interact frequently with customers and to respond to questions and issues that may arise.  In addition, we support our customers through the following means:

CA Technical Support - We have highly skilled customer response specialists who provide quality assistance online or over the phone, 24 hours a day, 365 days a year.

CA CustomerConnectSM - Customers can order and download software products, update their account information, and obtain support or assistance at any time through our website, customerconnect.ca.com.  We have approximately 7,100 registered users on CustomerConnect.  As part of CustomerConnect, we offer customer support, referred to as "SupportConnectSM," for many of our software products.  This provides an online link between the customer and our support facilities as well as problem diagnosis, program fixes, access to our customer support databases, and other sources of information.  We believe these support initiatives have contributed to our ability to provide support more efficiently and effectively.

CA Education - Our education programs are designed to help our customers gain better value from our software.  These programs are available at customer sites, CA Learning Centers, and through computer or web-based programs.

CA Technology Services - Our pre-sales technical and post-sales professional services organizations were combined in April 2003 to form the CA Technology Services (CATS) organization.  Our customers can implement our software products with help from the CATS organization.  During implementation, our services personnel can reference our library of successful past practices and approaches used in prior service engagements (which we refer to as CA Best Practices).  The CATS organization is responsible for providing a broad range of services, from education and training to consulting and implementation.  Since fiscal year 2001, we have focused on service engagements involving only our software products.  Therefore, we no longer accept new service engagements related to non-CA software products, and we are phasing out the existing non-CA software product service engagements.  Such non-CA software product services typically have lower operating margins and distract from our goal to ensure our customers receive the highest level of satisfaction and benefit from our software products.  Focusing on CA software product-related services improves the deployment speed of our software products, which we believe will lead to greater customer satisfaction and improved follow-on sales.

-

Accountability - Our employees are more accountable for our customers' satisfaction as a result of changes we have made within our organization.  These changes include an improvement in the development process of new features and functions in our software products, reduced levels of product defects that may exist, and more timely, accurate, and helpful customer support.  In addition, we now compensate our management based upon improvements in customer satisfaction, as measured by independent customer satisfaction surveys.

Back to Index

Sales and Marketing

We distribute, market, and support our software products on a worldwide basis using our own employees and a network of independent, value-added resellers (VARs), distributors, and dealers.  As of March 31, 2003, we had approximately 5,500 sales and sales support personnel, including the pre-sales technical and the customer relations organizations.

Our sales organization operates on a worldwide basis.  Each geographic territory offers all or most of our software products.  A separate strategic accounts group within each territory provides additional services to large customers, including facilities managers.  Facilities managers deliver data processing services, using our software products, to those companies that prefer to use a third party to handle their computing processing operations.

We also operate through branches and subsidiaries located in 46 foreign countries.  Each of these organizations has a sales team that offers all or most of our software products in its respective territory.  Approximately 40% of our revenue in fiscal year 2003 was derived from operations outside the United States.  In addition, our software products are marketed by independent distributors in those limited, international locations where we do not have offices.  Revenue from such independent distributors accounted for less than 1% of our fiscal year 2003 revenue.

Under certain circumstances, we have customers and other third parties, such as Original Equipment Manufacturers (OEMs), sell some of our software products on a non-exclusive basis.  We also actively encourage VARs to market our software products.  VARs often provide customers with a complete solution by combining our software products with specialized consulting services.  These VARs generally service a particular market or sector and provide enhanced user-specific solutions.

During the past several years, we have formed a number of joint ventures with leading technology providers throughout Asia.  By aligning with local technology providers in a particular geographic area, these joint ventures offer additional avenues through which we can market and sell our software products to customers.  Many of these joint ventures are in the early stages of operations.

Our marketing groups produce all of the user documentation for our software products, as well as promotional brochures, advertising, and other related materials.  These groups perform all phases of creative development and production, including writing, editing, typesetting, and the printing of these materials.

Quality

We are the first and only enterprise software developer to receive ISO 9001:2000 certification across our entire company.  This certification is recognized globally as the highest standard of quality a company can achieve within the ISO 9000 series of standards.  Quality initiatives include documentation of processes, definition of skill sets of individuals, and review and audit for compliance.

Specifically in our development organization, we use a Software Development Methodology (SDM) that is designed to standardize all of our development life cycle systems and procedures.  The goal is to reduce the probability of mistakes, errors, or bad decisions.

We recently implemented Project 360°, a company-wide initiative designed to integrate development and marketing efforts and improve communications throughout CA.  By driving better teamwork among all departments, we believe we can deliver relevant, customer-focused software products to market faster than ever before.  Project 360° builds on our SDM to further enhance our product life cycle.

Product Development

We strive to give our customers the software products they need to run their businesses and increase the flexibility of their networks.  To date, we have received more than 200 patents worldwide and have more than 900 patents pending for our software products.

We have been able to adapt our software products to the rapid changes in the computer industry, and we anticipate that we will also be able to do so in the future.  In order to ensure our software products are compatible with computer hardware changes, we have a policy of continually improving and adding new features to our software products, as well as developing new software products.  We expect that we will continue to be able to improve our software products to work with the latest hardware platforms and operating systems.

Back to Index

We have several programs designed to involve customers throughout our software product development process.  The Development BuddyTM Program gives customers direct access to our development resources and that provides us with feedback to help produce new software products.  Our Beta Software Program involves delivery of a new software product first to select customers for testing in our customers' operations before we make the product available to all new and existing customers.  We have a Product Advisory Council, which is made up of experienced IT professionals who act as independent advisers to help us design effective development strategies and produce new, enhanced software products.  We also strengthen our partnerships and our software solutions through more than 250 recognized worldwide user groups.  These are made up of licensed customers who actively communicate with each other and with us about our software products.  Each of these programs provides us with direct feedback that we use to develop and enhance our software products.

In addition to enhancing our current software products, we pursue "next-generation" technologies that we believe our customers have asked for to enhance their businesses.  Our research and development efforts, across all of our brands, include emerging technologies such as:
-

Linux - We continue to support all enterprise software product technology platforms available to our customers, including the Linux operating system.  Linux is a UNIX-compatible operating system developed by volunteers on the Internet and distributed freely in electronic form.  We offer Linux-based software products in all six brand areas for distributed (desktop or server environment) and mainframe computing systems.

-

Wireless - We have extended our software products to help customers manage, secure, and provide information access throughout a wireless environment.  Our products are designed to help customers integrate enterprise management capabilities, secure wireless networks, increase performance and productivity, and improve service levels.

-

Web Services - Web services allow communication over the Internet regardless of the operating system or programming language.  Our software products are designed to help customers build, manage, secure, and integrate web services into their computing systems.

Product development is primarily performed at our facilities in San Diego, California; Lisle, Illinois; Framingham, Massachusetts; Mount Laurel, New Jersey; Princeton, New Jersey; Islandia, New York; Pittsburgh, Pennsylvania; Plano, Texas; and Herndon, Virginia.  We also perform product development internationally in Australia, Canada, United Kingdom, France, Germany, India, Israel, and Japan.  For fiscal years ended March 31, 2003, 2002 and 2001, the costs of product development and enhancements charged to operations were $664 million, $678 million, and $695 million, respectively.  In fiscal years 2003, 2002 and 2001, we capitalized (did not charge to expense in the current period) costs of $40 million, $53 million, and $49 million, respectively, for internally developed software.

Some of our software products were acquired from other companies and individuals.  We continually seek to complement or improve our software products through acquisitions and strategic partnerships.  The purchase price of acquired software products (purchased software) is capitalized and amortized over the estimated useful life of such products over a period not exceeding seven years.

Proprietary Rights

Our software products are treated as trade secrets, which contain confidential information.  We protect our confidential information through contractual agreements with customers as well as our own security systems and confidentiality procedures.  In addition to obtaining patent protection for new technology, we protect our software products, product documentation, and other written materials under copyright law.  We believe that the approximate 20-year protection for our patented technology provides a competitive advantage in the marketplace.  We also obtain trademark and service mark protection for our various product names and services.  We plan to continue to build upon our current base of patents and trademarks in fiscal year 2004.

Competition and Risks

Current and potential stockholders should consider carefully the risk factors described in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."  Any of these factors, or others, many of which are beyond our control, could negatively affect our future business, financial condition, operating results, and cash flow.

Customers

No individual customer accounted for a material portion of our revenue during any of the past three fiscal years or a material portion of deferred subscription revenue reported in the balance sheet at the end of any period in the past three fiscal years.  The majority of our software products are used with relatively expensive computer hardware.  As a result, most of our revenue is generated from customers who have the ability to make substantial commitments to software and hardware implementations.  Our software products are generally used in a broad range of industries, businesses, and applications.  Our customers include, among others, manufacturers, technology companies, retailers, financial services providers, banks, insurance companies, educational institutions, healthcare institutions, and government agencies.

Back to Index

Employees

As of March 31, 2003, we had approximately 16,000 employees.  Of this total, approximately 2,600 were located at our headquarters facility in Islandia, New York; approximately 6,500 were located at other offices in the United States; and approximately 6,900 were located at our offices in foreign countries.  Of the total employees, approximately 4,700 were engaged in product development efforts; 1,900 were part of our professional services organization; and 5,500 were engaged in sales and support functions, including the pre-sales technical and customer relations organizations.  We believe our employee relations are satisfactory.  In connection with the restructuring of the U.S. channel sales organization and the combination of the pre and post sales technical organizations in April 2003, we announced that approximately 450 positions worldwide would be eliminated in the first quarter of fiscal year 2004.

(d) Financial Information About Geographic Areas

See Note 4 of the Notes to the Consolidated Financial Statements for financial data pertaining to our segment and geographic operations.

(e) Available Information

Our website address is www.ca.com.  All filings we make with the SEC, including our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K, and any amendments thereto, are available for free on our website as soon as reasonably practicable after they are filed or furnished to the SEC.  Our website also contains information about our initiatives in corporate governance, including the adoption of corporate governance principles and other actions during fiscal year 2003.  See www.ca.com/governance for details.  Our filings are also available on the SEC's website at www.sec.gov.  The reference to our website address does not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

Item 2. Properties

Our principal real estate properties are located in areas necessary to meet sales and operating requirements.  All of the properties are generally considered to be both suitable and adequate to meet current operating requirements.

We lease approximately 112 office facilities throughout the United States.  We have approximately 154 office facilities outside the United States.  Expiration dates on significant lease obligations extend to 2023.

We own an 850,000 square foot corporate headquarters in Islandia, New York, as well as various office facilities throughout the United States ranging from 2,000 to 250,000 square feet.  We own one office facility in Germany totaling approximately 100,000 square feet, one office facility in Italy with approximately 140,000 square feet, and a 250,000 square foot European headquarters in the United Kingdom.

We own and lease various computer, telecommunications, electronic, and transportation equipment.  We also lease mainframe and distributed computers at our facilities in Islandia, New York, and Lisle, Illinois.  This equipment is used for internal product development, technical support efforts, and administrative purposes.  We consider our computer and other equipment to be adequate for our needs.  See Note 7 of the Notes to the Consolidated Financial Statements for information concerning lease obligations.

Item 3. Legal Proceedings

The Company, the former Chairman of the Company, Charles B. Wang, Sanjay Kumar, and Russell M. Artzt are defendants in a number of stockholder class action lawsuits, the first of which was filed July 23, 1998, alleging that a class consisting of all persons who purchased the Company's common stock during the period January 20, 1998 until July 22, 1998 were harmed by misleading statements, misrepresentations, and omissions regarding the Company's future financial performance.  These cases, which seek monetary damages, have been consolidated into a single action in the United States District Court for the Eastern District of New York, the proposed class has been certified, and discovery is substantially complete.  Additionally, in February and March 2002, a number of stockholder lawsuits were filed in the U.S. District Court for the Eastern District of New York against the Company and Messrs. Wang, Kumar, Ira H. Zar, the Company's Chief Financial Officer, and in one instance Mr. Artzt.  The lawsuits generally allege, among other things, that the Company made misleading statements of material fact or omitted to state material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading in connection with the Company's financial performance.  Each of the named individual plaintiffs in the 2002 lawsuits seeks to represent a class consisting of purchasers of the Company's common stock and call options and sellers of put options for the period May 28, 1999 through February 25, 2002.  The 2002 cases have been consolidated, and the Company's former

Back to Index

independent auditor, Ernst & Young LLP, has been named as a defendant, but class action status has not yet been certified and discovery has not been taken.  In addition, in November 2002, a class action lawsuit captioned Dana L. King v. Computer Associates International, Inc., et al. was filed in the U.S. District Court for the Eastern District of New York.  The complaint in this matter, a purported class action on behalf of the Computer Associates Savings Harvest Plan (the CASH Plan) and the participants and beneficiaries of the CASH Plan for a class period running from March 30, 1998 through November 25, 2002, asserts claims of breach of fiduciary duty under ERISA, the federal Employee Retirement Security Act.  The named defendants are the Company, the Company's Board of Directors, the CASH Plan, the Administrative Committee of the CASH Plan, and the following current or former employees and/or Board members of the Company: Charles B. Wang; Sanjay Kumar; Ira Zar; Russell M. Artzt; Willem F.P. de Vogel; Irving Goldstein (now deceased); Richard A. Grasso; Shirley Strum Kenny; Alfonse M. D'Amato; Roel Pieper; Lewis S. Ranieri; Linus W. L. Cheung; Jay W. Lorsch; Robert E. La Blanc; Alex Serge Vieux; Thomas H. Wyman (now deceased); and various unidentified alleged fiduciaries of the CASH Plan.  The complaint alleges that the defendants breached their fiduciary duties by causing the CASH Plan to invest in Company securities and seeks damages in an unspecified amount.  No response to the complaint is due until questions regarding the standing of the named plaintiff have been resolved.  Although the ultimate outcome and liability, if any, cannot be determined, the Company believes that the facts do not support the claims in these lawsuits and that the Company and its officers and directors have meritorious defenses.  In the opinion of management, resolution of these lawsuits is not expected to have a material adverse effect on the financial position of the Company.  In the event of an unfavorable resolution of any of these matters, however, the Company's earnings and cash flows in one or more periods could be materially adversely affected.

As previously reported, the Company has been providing documents and other information to the United States Attorney's Office for the Eastern District of New York and the staff of the Northeast Regional Office of the Securities and Exchange Commission in connection with an ongoing investigation concerning certain of the Company's accounting practices.  At this point, the Company cannot predict the scope or outcome of the inquiry, which may include the institution of administrative, civil injunctive or criminal proceedings, the imposition of fines and penalties, suspensions or disbarments from government contracts, or other remedies and sanctions.  The Company also cannot predict what impact, if any, the inquiry may have on its results of operations or financial condition.

Two derivative lawsuits have been filed against certain current and former directors of the Company, which are based on essentially the same allegations as those contained in the February and March 2002 stockholder lawsuits (discussed above).  The first action was commenced in April 2002 in Delaware Chancery Court and alleges that certain former and current directors of the Company (except Messrs. Kenneth Cron, Robert E. La Blanc, Jay W. Lorsch, Walter P. Schuetze, and Alex Serge Vieux) breached their fiduciary duties resulting in alleged damages to the Company of an unspecified amount.  The second derivative lawsuit was commenced in June 2002, in New York State Supreme Court, Suffolk County, against certain former and current directors of the Company (except Messrs. Cron, La Blanc, Lorsch, Schuetze, and Vieux), as well as Ernst & Young LLP and KPMG LLP (the Company's former and current independent auditor, respectively).  This second action, which alleged claims similar to those alleged in the derivative action pending in Delaware Chancery Court, also alleged that certain management director defendants sold common stock of the Company during the period June 1999 through February 2002 while in possession of material non-public information concerning the Company.  This second action was dismissed without prejudice in or about November 2002.  Thereafter, the complaint in the derivative action pending in Delaware Chancery Court was amended to withdraw claims against one former director, Mr. Linus Wing Lam Cheung, and add allegations of insider trading by certain management director defendants.  The amended complaint in the derivative action pending in Delaware Chancery Court alleges breach of fiduciary duties and misappropriation of confidential, material information, and seeks an accounting and recovery of an unspecified amount of damages, including recovery of the profits allegedly realized from the sale of common stock of the Company.

In July 2002, two derivative lawsuits against the current directors of the Company, and certain former directors, were filed in the Chancery Court in Delaware.  These lawsuits concern the payment to and standstill agreement with Sam Wyly and Ranger Governance Ltd. (Ranger) pursuant to which they agreed not to engage in a proxy contest with the Company for five years, and Mr. Wyly's non-compete agreement with the Company was extended.  The lawsuits generally allege breach of fiduciary duties, waste and misappropriation of corporate assets, and damages to the Company in an unspecified amount.

The Company, various subsidiaries, and certain current and former officers have been named as defendants in various other claims and lawsuits arising in the normal course of business.  The Company believes that it has meritorious defenses in connection with such claims and lawsuits and intends to vigorously contest each of them.  In the opinion of the Company's management, the results of these other claims and lawsuits, either individually or in the aggregate, are not expected to have a material effect on the Company's results of operations, financial position, or cash flows.

Back to Index

Item 4. Submission of Matters to Vote of Security Holders

None.

Executive Officers of the Registrant

The name, age, present position, and business experience of all executive officers of the Company as of May 14, 2003, are listed below:
Name

Age

Position

Sanjay Kumar(1) Russell M. Artzt(1) Gary Quinn Stephen Richards Ira H. Zar Steven M. Woghin Mary Stravinskas Robert B. Lamm	41 56 42 38 41 56 42 56

President, Chief Executive Officer, and Chairman of the Board of Directors
Executive Vice President and Director
Executive Vice President - Sales Support
Executive Vice President - Sales
Executive Vice President - Finance and Chief Financial Officer
Senior Vice President and General Counsel
Vice President and Treasurer
Director of Corporate Governance and Corporate Secretary

(1) Member of the Corporate Operations Committee of the Board of Directors.

Mr. Kumar joined the Company with the acquisition of UCCEL in August 1987.  He was named Chairman of the Board of Directors in November 2002, Chief Executive Officer in August 2000, and has been President and a Director since January 1994.  Mr. Kumar previously served as Chief Operating Officer from January 1994 to August 2000; as Executive Vice President - Operations from January 1993 to December 1993; and Senior Vice President - Planning from April 1989 to December 1992.

Mr. Artzt has been with the Company since June 1976.  He has been an Executive Vice President since April 1987 and a Director of the Company since November 1980.

Mr. Quinn has been an Executive Vice President - Sales Support since April 2000.  He was an Executive Vice President - Global Information and Administrative Services from April 1998 to April 2000; and was a Senior Vice President - Global Information Services from April 1996 to April 1998.  Prior to 1998, he served in various management positions within the marketing and technical organizations.  He joined the Company in December 1985.

Mr. Richards has been an Executive Vice President - Sales since February 2000.  He was Senior Vice President - Sales from April 1998 to February 2000; and was Senior Vice President - Pacific Region from 1995 through February 2000.  He joined the Company in May 1988.

Mr. Zar has been Chief Financial Officer since June 1998.  He was named Executive Vice President in April 1999.  He was a Senior Vice President - Finance from April 1994 to April 1999; and Treasurer from April 1994 to October 1997.  Mr. Zar joined the Company in June 1982.

Mr. Woghin has been General Counsel since February 1995.  He was named Senior Vice President at the same time, having previously been a Vice President - Legal from 1993 to February 1995.  He joined the Company in March 1992.

Ms. Stravinskas was elected Treasurer effective May 2001.  She was named Vice President in 1999, having previously been an Assistant Vice President and a manager of various functions within the finance organization.  She joined the Company in February 1986.

Mr. Lamm joined the Company and was named Director of Corporate Governance and Corporate Secretary in October 2002.  From May 2000 through September 2002, he was a shareholder and Chair of the Securities and Corporate Governance Practice Group of Gunster, Yoakley & Stewart, P.A., in West Palm Beach, Florida.  He was Senior Vice President, General Counsel, and Secretary of Hvide Marine Incorporated from 1998 to 2000, and he previously served as Vice President and Secretary of W. R. Grace & Co.  Hvide Marine filed for Chapter 11 bankruptcy protection in September 1999 and emerged from Chapter 11 in December 1999 under a plan of reorganization.

The officers are appointed annually and serve at the discretion of the Board of Directors.

Back to Index

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Our Common Stock is listed on the New York Stock Exchange.  The following table sets forth, for the quarters indicated, the quarterly high and low sales prices on the New York Stock Exchange:
	Fiscal Year 2003		Fiscal Year 2002
	High	Low	High	Low
Fourth Quarter Third Quarter Second Quarter First Quarter	$16.00 $16.82 $16.22 $22.00	$12.39 $ 8.66 $ 7.47 $14.83	$38.74 $36.97 $36.28 $38.06	$14.60 $24.37 $22.41 $25.07

On March 31, 2003, the closing price for our Common Stock on the New York Stock Exchange was $13.66.  We currently have approximately 9,000 stockholders of record.

We have paid cash dividends in July and January of each year since July 1990 and intend to continue that policy.  We paid a semiannual dividend of $.04 per share in fiscal years 2003 and 2002.

Item 6. Selected Financial Data

The information set forth below should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.
	Year Ended March 31,
STATEMENTS OF OPERATIONS DATA	2003	2002	2001	2000	1999
(in millions, except per share amounts)
Revenue	$3,116	$2,964	$4,190	$6,094	$4,649
Net (loss) income(1)	(267)	(1,102)	(591)	696	626
- Basic (loss) earnings per share(1)	$(0.46)	$(1.91)	$(1.02)	$1.29	$1.15
- Diluted (loss) earnings per share(1)	(0.46)	(1.91)	(1.02)	1.25	1.11
Dividends declared per common share	.08	.08	.08	.08	.08

	March 31,
BALANCE SHEET AND OTHER DATA	2003	2002	2001	2000	1999
(in millions)
Cash provided by operating activities	$1,309	$1,251	$1,383	$1,566	$1,267
Working capital(2)	591	740	357	988	768
Total assets(3)	11,054	12,243	14,453	17,510	8,087
Deferred subscription revenue(4)	3,774	3,226	1,875	-	-
Long-term debt (less current maturities)	2,298	3,334	3,629	4,527	2,032
Stockholders' equity	4,363	4,617	5,780	7,037	2,729

(1)

Our adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," had the effect of prospectively eliminating the amortization of goodwill and certain other intangible assets beginning on April 1, 2002.  See Note 1 to the Consolidated Financial Statements for additional information.  We amortized goodwill and assembled workforce for fiscal years 2002, 2001, 2000, and 1999 of $462 million ($.80 per share), $463 million ($.80 per share), $225 million ($.40 per share), and $76 million ($.14 per share), respectively.

(2)	Represents current assets less current liabilities.
(3)	Certain prior years' balances have been reclassified to conform to the current year's presentation. See Note 1 to the Consolidated Financial Statements for additional information.
(4)	Represents the aggregate portion of all undiscounted contractual and committed license agreements pursuant to our Business Model for which revenue has been deferred and will be recognized ratably. This balance is the sum of the following four components: deferred subscription revenue - current and deferred subscription revenue - noncurrent, which are reported as contra accounts receivable in Note 5 to the Consolidated Financial Statements; deferred subscription revenue (collected) - current and deferred subscription revenue (collected) - noncurrent, which are reported as liabilities on the Consolidated Balance Sheets.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This "Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)," and in particular the Outlook section of this MD&A, contains certain forward-looking statements and information relating to us that are based on the beliefs of and assumptions made by management, as well as information currently available to management.  When used in this document, the words "anticipate," "believe," "estimate," "expect," and similar expressions are intended to identify forward-looking statements.  Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties, and assumptions, some of which are described below in the section "Risks and Uncertainties."  Should one or more of these risks or uncertainties occur, or should our assumptions prove incorrect, actual results may vary materially from those described in this document as anticipated, believed, estimated, or expected.  We do not intend to update these forward-looking statements except as may be required by law.

Back to Index

Introduction

Management's Discussion and Analysis of Financial Condition and Results of Operations is provided as a supplement to the Consolidated Financial Statements and Footnotes to help provide an understanding of our financial condition, change in financial condition, cash flows, and results of operations.  The MD&A is organized as follows:
-	Nature of Business - This section provides a general description of our business and our Business Model.
-	Performance Indicators - This section discusses several metrics that may be used to assess our financial results and condition.
-	Results of Operations - This section discusses our results of operations for all three years presented in the Consolidated Statements of Operations.
-	Outlook for Fiscal Year 2004 - This section provides forward-looking statements about our expected performance for fiscal year 2004 based on currently available information.
-	Selected Quarterly Information - This section provides financial information about revenue and net loss on a quarterly basis for the last two fiscal years.
-

Liquidity and Capital Resources - This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt as of March 31, 2003.  In addition, this section provides an analysis of the financial capacity available to fund our future commitments, as well as a discussion of other financing arrangements.

-	Off-Balance Sheet Arrangements - This section discusses commitments that we have that are not accounted for on our balance sheet as of March 31, 2003.
-	Contractual Obligations and Commitments - The section provides an analysis of our contractual arrangements, including outstanding debt, as of March 31, 2003.
-

Critical Accounting Policies and Business Practices - This section discusses those accounting policies and business practices that we consider important to our financial results and condition.  Generally, these policies and practices require significant judgment and estimates.  In addition, our significant accounting policies, including those considered critical, are summarized in Note 1 to the Consolidated Financial Statements.

-

New Accounting Pronouncements - This section provides an analysis of recently issued accounting pronouncements.  The analysis includes a discussion of when the new pronouncements are effective for us and what the expected impact will be on our financial results and condition.

-	Risk Factors - This section provides a description of risk factors that could adversely affect our revenue, profitability, and cash flow in the future.

Nature of Business

As described in greater detail in Part I of this Form 10-K, we license our software products directly to customers as well as to distribution partners, resellers, and VARs.  We generate revenues from the following sources: license fees - licensing our products on a right-to-use basis; maintenance fees - providing customer technical support and product enhancements; and service fees - providing professional services such as product implementation, consulting, and education services.  The timing and amount of fees recognized as revenue during a period are determined individually by license agreement, based on its duration and specific terms.

In October 2000, we announced the shift to our existing Business Model that offers customers greater flexibility to change how they can use and license our software products as their business changes.  This flexibility reduces the customer's risks and up-front financial commitment associated with traditional software licensing models.  Under our Business Model, customers can better manage the duration and dollar value of their software licenses.  Our Business Model provides customers with the flexibility to subscribe to software under month-to-month licenses or fix their costs by committing to longer-term agreements.  Our Business Model also permits customers to change their software mix as their business and technology needs change.  This includes the right to receive software in the future within defined product lines for no additional fee.  We believe our Business Model improves the predictability of our revenue streams, since we recognize license revenue evenly on a monthly basis, or "ratably," over the life of the license agreement.  Under our prior business model, and as is common practice in the software industry, most of these license fees were recorded up-front at the time the license agreement was signed and the software was delivered.

Under our Business Model, the portion of the license revenue that is not recognized currently creates what we refer to as "deferred subscription revenue."  This deferred subscription revenue will be recognized as revenue evenly on a monthly basis over the terms of the license agreements.  When recognized, this revenue will be recorded on the "Subscription revenue" line item on our Consolidated Statements of Operations.  If a customer pays for software prior to the recognition of revenue, the amount deferred is reported as a liability titled "Deferred subscription revenue (collected)," on our Consolidated Balance Sheets.  Otherwise, deferred subscription revenue is reported as a reduction of the accounts receivable (the contractual amount due from the customer).

Back to Index

Performance Indicators

The following is a summary of some of the quantitative performance indicators that may be used to assess our financial results and condition:
For the Year Ended March 31,	2003	2002	Change	Percent Change
(dollars in millions)

Subscription revenue
Total revenue
Subscription revenue as a percent of total revenue
New deferred subscription revenue
Weighted-average license agreement duration in years
Cash from operations
Net loss

	$ $ $	1,414 3,116 45% 1,883 2.81 1,309 (267)	$ $ $	827 2,964 28% 2,178 3.67 1,251 (1,102)	$ $ $	587 152 - (295 (.86 58 835	) )	71% 5% 61% (14% (23% 5% 76%	) )
As of March 31,	2003		2002		Change			Percent Change
(dollars in millions)
Total debt		$3,126		$3,842		$(716)		(19%	)

Subscription Revenue - Subscription revenue is the ratable revenue recognized in a period from amounts previously recorded as deferred subscription revenue.  Subscription revenue also includes revenue earned from monthly licenses.  The larger the ratio of subscription revenue to total revenue, the more predictable our revenue streams become.  A change in subscription revenue is correlated with a change in deferred subscription revenue, and therefore, since we expect an increase in deferred subscription revenue, we also expect subscription revenue to increase in fiscal year 2004.

Total Revenue - Total revenue is the sum of all revenue line items.  Although subscription revenue continues to increase, certain other revenue line items in our Consolidated Statements of Operations are decreasing.  As we noted in our previous filings, these decreases were generally expected.  We expected decreases in the Maintenance, Financing fees, and Professional services line items as described in further detail below.  Software fees and other, which largely represents software revenues from our channel and OEM business, decreased more than we expected in fiscal year 2003.  For a more complete description of the reasons why each revenue item increased or decreased, refer to the Results of Operations section below.

New Deferred Subscription Revenue - New deferred subscription revenue represents the total undiscounted incremental value (license agreement value) of all new software licenses sold in the current period by our direct sales force.  New deferred subscription revenue excludes the value associated with license agreements for maintenance only as well as professional service arrangements.  This new deferred subscription revenue is what we expect to collect from our customers.  This amount is recorded into subscription revenue evenly on a monthly basis over the applicable software license term.  These license agreements represent binding payment commitments from customers over periods generally up to three years.

Weighted-Average License Agreement Duration in Years - The weighted-average license agreement duration in years represents the sum of the duration of all software licenses executed during a fiscal year, weighted by each individual software license's contract value.  The calculation for fiscal year 2003 of 2.81 years was derived from the following quarterly new deferred subscription revenue amounts recorded and weighted-average durations in years, respectively: Q1 - $322 million, 2.75 years; Q2 - $394 million, 2.80 years; Q3 - $538 million, 2.80 years; and Q4 - $629 million, 2.85 years.  For fiscal year 2002, the calculation of 3.67 years was derived from the following quarterly new deferred subscription revenue amounts recorded and weighted-average durations in years, respectively: Q1 - $502 million, 4.00 years; Q2 - $466 million, 3.75 years; Q3 - $554 million, 3.50 years; and Q4 - $656 million, 3.50 years.  We believe license agreement durations averaging approximately three years, which is lower than the historical duration of our contracts, increase the value the customer receives from our software licenses by giving customers the flexibility to vary their software mix as their needs change.  We also believe this flexibility improves our customer relationships and encourages greater accountability by the Company to each of our customers, which in turn may lead to increased future sales opportunities.

Cash From Operations - Cash from operations from our Consolidated Statements of Cash Flows represents the excess of cash collected from billings to our customers over cash paid for expenses to run our business.  This amount represents what is available to pay for equipment, technology, and other investing activities, to repay debt, pay dividends, buy back stock, or for other financing purposes.  We believe this is an important performance indicator since cash generation over the long term is essential to maintaining a healthy business and providing funds to help fuel growth.  We believe generating consistently strong cash from operations is an indication that we are achieving a high level of customer satisfaction with our products and are appropriately managing our expenses.

Back to Index

Net Loss - Under our Business Model, revenue is deferred and recognized evenly on a monthly basis whereas under the prior business model, license revenue was generally recognized up-front.  However, costs continued to be expensed as incurred.  As a result, we have experienced net losses.  As we increase revenue and maintain our cost structure, we anticipate returning to a net profit.  The decrease in net loss from fiscal year 2002 to 2003 was attributable to, among other things, our adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," whereby we no longer amortize goodwill.  Goodwill amortization was approximately $449 million in fiscal year 2002.

Total Debt - Total debt includes the current and long-term portions of our debt obligations.  We have made a strategic decision to reduce our overall debt level and have achieved a $1.3 billion reduction during the last two fiscal years.

Refer to the discussion of our Results of Operations and Risk Factors herein and the Notes to the Consolidated Financial Statements for further discussion of the items discussed in this section.

Results of Operations

The following table presents the percentage of total revenue and the percentage of period-over-period dollar change for the line items in our Consolidated Statements of Operations for the fiscal years ended March 31, 2003, 2002, and 2001.  These comparisons of financial results are not necessarily indicative of future results.

Fiscal Year 2003		Fiscal Year 2002
Percentage of	Percentage of	Percentage of	Percentage of
Total Revenue	Dollar Change	Total Revenue	Dollar Change
			2003/			2002/
	2003	2002	2002	2002	2001	2001
Revenue:
Subscription revenue Software fees and other Maintenance Financing fees Professional services Total revenue	45% 13% 25% 9% 8% 100%	28% 15% 32% 15% 10% 100%	71% -9% -20% -35% -18% 5%	28% 15% 32% 15% 10% 100%	1% 45% 26% 15% 13% 100%	1,302% -77% -12% -30% -42% -29%
Operating expenses:
Amortization of capitalized
software costs Cost of professional services Selling, general and administrative Product development and enhancements Commission and royalties Depreciation and amortization of	15% 8% 47% 21% 8%	16% 10% 59% 23% 9%	-3% -16% -17% -2% -9%	16% 10% 59% 23% 9%	12% 11% 51% 17% 7%	-1% -39% -17% -2% -11%
goodwill and other intangible assets Goodwill impairment 1995 Stock Plan Total operating expenses	5% 3% - 106%	21% 1% - 139%	-77% 158% - -20%	21% 1% - 139%	15% - -4% 108%	-1% - - -9%
Loss before other expenses Interest expense, net Loss before income taxes Income taxes (benefit) Net loss	-6% 6% -12% -3% -9%	-39% 8% -47% -10% -37%	-84% -24% -74% -66% -76%	-39% 8% -47% -10% -37%	-8% 8% -16% -2% -14%	260% -34% 108% 277% 86%

Note - Amounts may not add to their respective totals due to rounding.

Total Revenue

Total revenue for the fiscal year ended March 31, 2003 increased $152 million from the fiscal year ended March 31, 2002 to $3.116 billion.  This increase was primarily due to the transition to our Business Model that began during the third quarter of fiscal year 2001.  This transition resulted in an increase in subscription revenue from the prior fiscal year, partially offset by a decrease in maintenance and financing fees as described below.  Professional services and software fees and other revenue decreased for fiscal year 2003 as described below.  In addition, there was a positive impact to revenue of $81 million compared to fiscal year 2002 due to fluctuations in foreign currency exchange rates.  This foreign exchange rate impact was fully offset by the impact of the sale of our interBiz unit in April 2002, which had contributed approximately $82 million of revenue in fiscal year 2002.  Cautious capital spending by our existing and potential customers associated with weak conditions in the overall economy and the IT industry adversely impacted bookings of new license agreements and revenue in fiscal year 2003.

Back to Index

Total revenue for the fiscal year ended March 31, 2002 decreased $1.226 billion from the fiscal year ended March 31, 2001, to $2.964 billion.  This decrease was primarily due to the transition to our Business Model beginning in the third quarter of fiscal year 2001, which resulted in a decrease in license fees recognized up-front compared to the prior year period, partially offset by new subscription revenue.  The period that license agreements were recorded prior to our Business Model is deemed the "prior business model."  In addition, apprehension toward capital spending by our existing and potential customers due to weakened conditions in the overall economy and the technology industry also impacted fiscal year 2002 revenue.  During fiscal year 2001, approximately $1.429 billion was recognized as revenue up-front at license agreement signing under our prior business model and was included in the "Software fees and other" line item on the Consolidated Statements of Operations.  The total revenue decrease was also attributable to a decline in professional services revenue of $222 million, as described below.  Although the transition to our Business Model and weaker economic conditions contributed to the revenue decrease, quantification of the impact that each of these factors had on such decrease is not readily determinable.

Subscription Revenue

Subscription revenue for the fiscal year ended March 31, 2003 increased $587 million from fiscal year 2002 to $1.414 billion.  Subscription revenue represents the ratable portion of revenue recognized on software license agreements entered into under our Business Model.  Many of the licenses recorded between October 2000, when our Business Model began, and the end of fiscal year 2002, have terms of three years or greater.  Therefore, many did not expire during fiscal year 2003, and continue to contribute to subscription revenue on a monthly, ratable basis.  As a result, subscription revenue for fiscal year 2003 includes the ratable recognition of bookings recorded in fiscal year 2003, as well as most of the bookings recorded between October 2000 and the end of fiscal year 2002.  This is the main reason for the increase in subscription revenue in fiscal year 2003 versus fiscal year 2002.  During fiscal years 2003 and 2002, we added new deferred subscription revenue of $1.883 billion and $2.178 billion, respectively.  The approximate duration of license agreements executed under our Business Model in fiscal year 2003 and 2002 was a weighted-average life of approximately 2.81 years and 3.67 years, respectively.  Thus, annualized deferred subscription revenue, which represents the total value of all new software license agreements signed during a period divided by the weighted-average duration of all such license agreements recorded during the same period, increased approximately $77 million, or 13%, for fiscal year 2003 over the prior fiscal year to $670 million.  Subscription revenue also increased as a result of how we record maintenance revenue under our Business Model compared to the prior method.  Under our prior business model, maintenance revenue was separately identified and was recorded to the "Maintenance" line item on the Consolidated Statements of Operations.  Under our Business Model, bundled maintenance is not separately identified in our customers' license agreements and therefore is included within the "Subscription revenue" line item on the Consolidated Statements of Operations.  The quantification of the impact that each of these factors had on the increase in subscription revenue is not readily determinable.

Subscription revenue for the fiscal year ended March 31, 2002 increased $768 million from the prior fiscal year to $827 million.  The increase was primarily due to the introduction of our Business Model that began in the third quarter of fiscal year 2001.  Fiscal year 2002 included subscription revenue earned from software license agreements that were completed during the 12 months of fiscal year 2002.  These license agreements did not contribute to revenue in fiscal year 2001.  During fiscal years 2002 and 2001 we added new deferred subscription revenue of $2.178 billion and $1.934 billion, respectively.

Software Fees and Other

Software fees and other primarily consists of royalties and revenue related to distribution and OEM partners.  Revenue related to distribution partners and OEMs is sometimes referred to as our "indirect" or "channel" revenue.  For the fiscal year ended March 31, 2003, software fees and other decreased $37 million from the fiscal year ended March 31, 2002 to $395 million.  The decrease was primarily due to a difficult economic and competitive environment.

Software fees and other decreased during fiscal year 2002 by $1.449 billion from the fiscal year ended March 31, 2001 to $432 million.  During fiscal year 2001, the portion of revenue that we recognized up-front at the signing of a new license agreement under our prior business model of approximately $1.429 billion was recorded to the "Software fees and other" line item on the Consolidated Statements of Operations.  During the third quarter of fiscal year 2001, we switched to our Business Model and no longer recorded this revenue up-front.

Maintenance

As expected, maintenance revenue for fiscal years 2003 and 2002 decreased $189 million and $129 million, respectively, from the respective prior fiscal years to $769 million and $958 million, respectively.  The decrease in maintenance revenue for both years is attributable to additional license agreements signed under our Business Model where bundled maintenance revenue is now included with license revenue, which is reported in the "Subscription revenue" line item on the Consolidated Statements of Operations.  The combined maintenance and license revenue on these types of license agreements is recognized on a monthly basis ratably over the term of the agreement.  The decrease is partially offset by new maintenance revenue earned from customers who elect optional maintenance at the expiration of their non-term-based license agreements.  The quantification of the impact that each of these factors had on the decrease in maintenance revenue is not readily determinable.

Back to Index

Financing Fees

Financing fees result from the initial discounting to present value of product sales with extended payment terms under our prior business model, which required up-front revenue recognition.  This discount initially reduced the related installment accounts receivable, and was referred to as "unamortized discounts."  Over the life of the applicable license agreement, the related unamortized discount is amortized and reported as financing fees.  Under our Business Model, additional unamortized discounts are no longer recorded, since we do not account for the present value of product sales as earned revenue when license agreements are signed.  As expected, for fiscal years 2003 and 2002, financing fees decreased $154 million and $194 million, respectively, from the prior fiscal years to $290 million and $444 million, respectively.  The decrease for both years is attributable to the discontinuance of offering license agreements under our prior business model.

Professional Services

Professional services revenue for fiscal year 2003 decreased $55 million from fiscal year 2002 to $248 million.  The decrease was partially attributable to the divestiture of our interBiz unit in April 2002, which generated approximately $20 million of professional services revenue in fiscal year 2002.  The decrease was also a result of the weak spending environment that affected the IT service sector in general, as well as our continued shift in focus to professional services engagements that are focused solely on our software products.  Quantification of the impact that these factors had on the decrease in professional services revenue is not readily determinable.

Professional services revenue for fiscal year 2002 decreased $222 million from fiscal year 2001 to $303 million primarily as a result of our shift in focus to professional services engagements that are centered around our products.  The decrease was also attributable to our divestiture in October 2000 of Sterling's Federal Systems Group (FSG), a provider of professional services to governmental agencies, which contributed approximately $94 million to professional services revenue in fiscal year 2001.

Total Revenue by Geography

Revenue in the United States represented approximately 58% of overall revenue for fiscal year 2003, as compared to approximately 62% for fiscal year 2002.  International revenue increased $185 million, or 17%, in fiscal year 2003 as compared with fiscal year 2002.  Results in fiscal year 2002 included our interBiz operations, which we divested in April 2002.  Those operations contributed approximately $50 million and $32 million of revenue in the prior fiscal year from the United States and international regions, respectively.  The increases in international revenue were primarily attributable to an improvement in our business in Europe and Asia as well as the $81 million positive impact due to fluctuations in foreign currency exchange rates.

Revenue in the United States represented 62% of overall revenue for fiscal year 2002, as compared to 65% for fiscal year 2001.  Consistent with the reasons for the overall decrease in revenue, international revenue decreased $343 million, or 23%, in fiscal year 2002 as compared with fiscal year 2001.

Price changes did not have a material impact in fiscal years 2003, 2002, or 2001.

Amortization of Capitalized Software Costs

Amortization of capitalized software costs consists of the amortization of both purchased software and capitalized internally generated software development costs.  Internally generated capitalized software costs are related to new products and significant enhancements to existing software products that have reached the technological feasibility stage.  Amortization of capitalized software costs for fiscal year 2003 decreased $17 million from the prior fiscal year to $470 million and for fiscal year 2002, decreased $5 million from fiscal year 2001 to $487 million.  We recorded amortization of purchased software products for the fiscal years ended March 31, 2003, 2002, and 2001 of $435 million, $455 million, and $467 million, respectively.  We recorded amortization of capitalized internally generated software development costs for the fiscal years ended March 31, 2003, 2002, and 2001 of $35 million, $32 million, and $25 million, respectively.  The total decrease for both years was due primarily to certain purchased software assets becoming fully amortized.

Cost of Professional Services

Cost of professional services consists primarily of the personnel-related costs associated with providing professional services and training to customers.  Cost of professional services for fiscal year 2003 decreased $46 million from fiscal year 2002 to $237 million.  This decrease was due primarily to a reduction in professional service engagements and related personnel costs.

Back to Index

Cost of professional services for fiscal year 2002 decreased $180 million from fiscal year 2001 to $283 million.  This decrease was due primarily to a reduction in professional service engagements and related personnel costs, including the divestiture of FSG, which contributed approximately $84 million of such expenses in the prior year.

Selling, General and Administrative (SG&A)

SG&A expenses for fiscal year 2003 decreased $296 million compared to fiscal year 2002 to $1.463 billion.  The decrease was attributable to our emphasis on overall cost control measures, including a reduction in personnel and personnel-related costs.  During fiscal year 2003, we had an average of approximately 16,000 employees.  This represents a decrease of approximately 1,500 employees from our fiscal year 2002 average of 17,500 employees, some of which were personnel costs that impacted other line items.  The reduction in headcount consisted of a reduction in workforce of approximately 900 employees in October 2001, approximately 725 employees from the divestiture of certain assets of our interBiz operations in April 2002, and approximately 80 employees from the divestiture of our banking product group in October 2002.  This reduction was partially offset by headcount additions in the current year primarily due to the opening of a new call center for telemarketing efforts.  Our interBiz unit contributed approximately $81 million of SG&A expenses in the prior fiscal year, the majority of which were personnel costs.  The decrease in SG&A expenses was also attributable to a reduction of the bad debt expense of $151 million, which relates to ongoing operations, and $14 million of bad debt expense that was recorded in fiscal year 2002 prior to the divestiture of the interBiz unit in April 2002.  This reduction reflects a decrease in installment accounts receivable related to the prior business model (see the Accounts Receivable section of Critical Accounting Policies and Business Practices for additional information).  In fiscal year 2002, we recorded a $28 million capitalized software impairment charge.  This amount was previously recorded as part of the fiscal year 2002 total impairment charge of $59 million related to the sale of interBiz.

SG&A expenses for fiscal year 2002 decreased $361 million compared to fiscal year 2001 to $1.759 billion.  The decrease was largely attributable to our emphasis on overall cost control measures, including a reduction in personnel and personnel-related costs, such as reduced travel expenses, in connection with a reduction in our headcount of approximately 3,000 employees over the prior fiscal year.  In fiscal year 2001, we recorded a charge associated with the bankruptcy of Inacom Corporation of approximately $31 million.

Product Development and Enhancements

Product development and enhancement expenditures, also referred to as research and development, for fiscal year 2003 decreased $14 million compared to fiscal year 2002 to $664 million.  As a percentage of operating expenses, net research and development expenditures increased to approximately 20% in the current fiscal year, compared to approximately 19% in the prior fiscal year, excluding the amortization of goodwill and assembled workforce from fiscal year 2002 operating expenses.  We continued to focus on product development and enhancements, emerging technologies such as Linux, wireless and web services, and a broadening of our enterprise product offerings.

Product development and enhancement expenditures for fiscal year 2002 decreased $17 million from fiscal year 2001 to $678 million.  The decrease was a result of general cost containment, primarily related to personnel costs.  We continued our focus on product development and enhancements, with an emphasis on adapting and enhancing products within our focus areas, particularly for the distributed processing and IBM's z/OS environments, as well as a broadening of our enterprise product offerings.

Commissions and Royalties

Commissions and royalties for fiscal year 2003 decreased $24 million from fiscal year 2002 to $251 million.  This decrease was due primarily to an $11 million reduction in royalties paid to third parties resulting from continued internal product development and enhancements.  This decrease was also due to the reduction in sales and related commission expense associated with the divestiture of certain assets of our interBiz unit.  That unit contributed approximately $9 million of such expenses in fiscal year 2002.

Commissions and royalties for fiscal year 2002 decreased $33 million from fiscal year 2001 to $275 million.  Commissions and royalties expense as a percentage of revenue increased due to the lower revenue achievement associated with our transition to our Business Model without an associated change in the overall sales compensation.  The decrease in commissions and royalties expense was principally the result of a decline in license agreement bookings associated with the weaker economic environment for IT spending.

Depreciation and Amortization of Goodwill and Other Intangible Assets

Depreciation and amortization of goodwill and other intangible assets for fiscal year 2003 decreased $467 million from fiscal year 2002 to $142 million.  The decrease was primarily a result of adopting SFAS No. 142 in April 2002.  With SFAS No. 142, a non-amortization fair value based impairment approach is used to account for goodwill and certain intangible assets (see Note 1 to the Consolidated Financial Statements).  Upon adoption of SFAS No. 142, assembled workforce no longer met the definition of an identifiable intangible asset and, therefore, must be reclassified to goodwill and follow the non-amortization impairment approach.  As a result, the assembled workforce net balance of $79 million as of March 31, 2002 was reclassified to goodwill.  Prior to the adoption of SFAS No. 142, we amortized $449 million and $13 million of goodwill and the assembled workforce intangible asset, respectively, during fiscal year 2002.  On a per share basis, we recorded $.78 and $.02 of goodwill and the assembled workforce intangible asset amortization, respectively, during fiscal year 2002.

Back to Index

Depreciation and amortization of goodwill and other intangible assets for fiscal year 2002 decreased $9 million from fiscal year 2001 to $609 million.  The decrease in depreciation and amortization of goodwill and other intangible assets was a result of certain intangible assets from past acquisitions becoming fully amortized.

Goodwill Impairment

During the fourth quarter of fiscal year 2003, we performed our annual goodwill impairment review under SFAS No. 142 and recorded a non-cash goodwill impairment charge of $80 million related to our professional services organization.  The impairment is attributable to our lower than expected results and our projected performance.  See the Critical Accounting Policies and Business Practices section for additional information.

Under the provisions of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," we recorded a non-cash impairment charge of $59 million during the fourth quarter of fiscal year 2002.  The charge related to the sale of certain assets, under the name interBiz, to SSA in April 2002.  The $59 million consisted of a $31 million goodwill impairment charge recorded to the "Goodwill impairment" line item on the Consolidated Statements of Operations and a $28 million capitalized software impairment charge recorded to the "SG&A" line item on the Consolidated Statements of Operations.

1995 Stock Plan

In fiscal year 2001, we recorded a gain of $184 million related to the settlement of the 1995 Key Employee Stock Ownership Plan (1995 Stock Plan) litigation.  Under the terms of the settlement, the 1995 Stock Plan participants returned 4.5 million shares of CA stock to the Company.

Net Interest Expense

Net interest expense for fiscal year 2003 decreased $55 million as compared to fiscal year 2002 to $172 million.  Of the change, $38 million was due to the decrease in average debt outstanding, $14 million was due to the decrease in the average variable interest rate, and $3 million was the result of gains from the early retirement of portions of our outstanding debt.  See Liquidity and Capital Resources and New Accounting Pronouncements regarding SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" for additional information.

Net interest expense for fiscal year 2002 decreased $117 million as compared to fiscal year 2001 to $227 million.  Of the change, $59 million was due to the decrease in average debt outstanding and $58 million was due to the decrease in the average variable interest rate.

Operating Margins

For fiscal year 2003, our pretax loss was $363 million as compared to a pretax loss of $1.385 billion in fiscal year 2002.  The decrease in pretax loss was primarily related to:
-	An increase in revenue of $152 million;
-	A reduction in expenses of $408 million, or 10%, for fiscal year 2003, excluding the amortization of goodwill and assembled workforce in fiscal year 2002; and
-

The elimination of amortization of goodwill and the assembled workforce intangible asset as of April 1, 2002, in accordance with the adoption of SFAS No. 142, which totaled $462 million in fiscal year 2002.

Income Tax Benefit

Our consolidated effective tax rate (benefit) was 26% and 20% for fiscal years 2003 and 2002, respectively.  The increased effective tax rate reflects the goodwill and the assembled workforce intangible assets that were amortized for financial statement purposes but not for tax purposes prior to fiscal year 2003, net of the fiscal year 2003 goodwill impairment charge.  Beginning with adoption of SFAS No. 142, these assets are no longer amortized for either financial statement or tax purposes.  Our effective tax rate (benefit) is below the statutory rate in fiscal year 2003 primarily due to the non-tax deductibility of the goodwill impairment charge.  Our effective tax rate (benefit) is below the statutory rate in fiscal year 2002 primarily due to the non-tax deductibility of goodwill amortization.

Outlook for Fiscal Year 2004

This outlook for fiscal year 2004 contains certain forward looking statements and information relating to us that are based on the beliefs and assumptions made by management, as well as information currently available to management.  Should business conditions change or should our assumptions prove incorrect, actual results may vary materially from those described below.  We do not intend to update these projections.

Back to Index

The outlook for the overall economy and the IT environment, complicated by recent international conflicts, continues to be difficult to predict.  The outlook for our fiscal year 2004 results comes from the assumption that there will be limited to modest improvement in the current economic and IT environments.  We also believe that customers will continue to be cautious with their technology purchases.

Our preliminary outlook for fiscal year 2004 is to generate revenue in the range of $3.275 billion to $3.425 billion, an increase of between 5% to 10%, and loss per share in the range of $(.10) to $(.05).

We expect that:

-

Subscription revenue as a percentage of total revenue, as well as annualized deferred subscription revenue, should continue to increase during fiscal year 2004 for the same reasons as described in Results of Operations for the fiscal year 2003 increase;

-	Our weighted-average license agreement duration will continue to be approximately 3 years;
-

The level of business from distribution and OEM partners for fiscal year 2004 should remain steady or increase slightly from that of fiscal year 2003 as new products are brought to market and organizational improvements initiated during the second half of fiscal year 2003 are realized;

-

Maintenance revenue as a separate line item on the Consolidated Statements of Operations should continue to decrease as deferred maintenance revenue previously recorded under our prior business model is amortized over the term of the license agreement.  Under our Business Model, maintenance revenue is now included with license revenue and, therefore, will be recorded on the "Subscription revenue line" item.  We expect this decrease to be partially offset by new revenue earned from customers who elect optional maintenance at the expiration of their non-term-based license agreements;

-	Financing fees will continue to decrease;
-

The level of professional service engagements for fiscal year 2004 should be similar to that of fiscal year 2003.  The formation of the CATS organization in April 2003 should result in increased efficiency in our services organization;

-

The cost control measures implemented to date should enable us to report improved fiscal year 2004 SG&A costs, both in total and as a percentage of total revenue compared with those reported in fiscal year 2003;

-

Product development and enhancement expenditures should remain steady and continue to constitute a significant portion of total operating expenses in fiscal year 2004, since such investment is essential to maintaining and improving our competitive position;

-	Our debt level should decrease by approximately $825 million in fiscal year 2004; and
-

The effective tax rate (benefit) for fiscal year 2004 should be approximately 36%.  The increase in the tax rate results from the impact of the non-deductibility of the goodwill impairment charge of $80 million recorded in fiscal year 2003.

We currently maintain stock option plans and restricted stock award plans for fiscal year 2003 and all prior years.  We accounted for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) and related interpretations.  No stock-based employee compensation expense for stock options was reported in the Consolidated Statements of Operations for the years ended March 31, 2003, 2002, and 2001, as all stock options granted had an exercise price equal to or above the fair market value of the underlying common stock on the date of grant.  Effective April 1, 2003, we have adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123."  We will recognize compensation expense related to all option awards granted after March 31, 2003 in the Consolidated Statements of Operations.  We will continue to disclose the effect of option awards granted prior to March 31, 2003 on a pro forma basis in the Notes to our Consolidated Financial Statements.

Beginning in fiscal year 2004, we adopted the fair value based method of recording stock options outlined in SFAS No. 123.  As a result of evolving practice, stock options will be considered employee compensation expense, and therefore it is appropriate that the computed value will be recorded in our financial results.  We have historically used the Black-Scholes option-pricing model to determine the fair value of each option grant.  The Black-Scholes model includes assumptions regarding dividend yields, expected volatility, expected lives, and risk-free interest rates.  These assumptions reflect our best estimates, but these items involve uncertainties based on market conditions generally outside of our control.

The following table sets forth the various estimated effects on future earnings (loss) per share as a result of our adoption of SFAS No. 123 using the fair market value of our stock as of March 31, 2003 (base price).  For purposes of this table, we have assumed 6.4 million option shares are awarded in the last month of each fiscal year, which is consistent with fiscal year 2003, but may not be indicative of future option grants approved by the Board of Directors.  We have assumed all other variables to be the same as those used for fiscal year 2003, as detailed in Note 1 of the Consolidated Financial Statements.

Back to Index

Assumed Exercise Price	Year Ended March 31,
of Stock Option Award	2004(1)	2005	2006	2007	2008
$13.66 (base price)	$-	$(.02)	$(.05)	$(.07)	$(.07)
$10.25 (25% below base price)	-	(.02)	(.04)	(.05)	(.05)
$17.08 (25% above base price)	-	(.03)	(.06)	(.09)	(.09)
$20.49 (50% above base price)	-	(.04)	(.07)	(.11)	(.11)

(1)	As a result of the assumption of issuing stock options in the last month of the fiscal year, the compensation expense is expected to be negligible.

The above table provides sensitivity analysis related to the granting of stock options and the associated expense incurred over the vesting period of the option.  The assumptions used may vary significantly, which can result in a material change to the amounts presented above.

Selected Quarterly Information
(in millions, except per share amounts)
2003 Quarterly Results	June 30	Sept. 30	Dec. 31	Mar. 31(2)	Total
Revenue	$765	$772	$778	$801	$3,116
Percent of annual revenue	24%	25%	25%	26%	100%
Net loss(1)	$(65)	$(52)	$(44)	$(106)	$(267)
- Basic loss per share(1)	(0.11)	(0.09)	(0.08)	(0.18)	(0.46)
- Diluted loss per share(1)	(0.11)	(0.09)	(0.08)	(0.18)	(0.46)

2002 Quarterly Results	June 30	Sept. 30	Dec. 31	Mar. 31(3)	Total
Revenue	$712	$733	$747	$772	$2,964
Percent of annual revenue	24%	25%	25%	26%	100%
Net loss(1)	$(342)	$(291)	$(231)	$(238)	$(1,102)
- Basic loss per share(1)	(0.59)	(0.50)	(0.40)	(0.41)	(1.91)
- Diluted loss per share(1)	(0.59)	(0.50)	(0.40)	(0.41)	(1.91)

(1)

Our adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," had the effect of eliminating the amortization of goodwill and certain other intangible assets prospectively beginning on April 1, 2002.  See Note 1 to the Consolidated Financial Statements for additional information.  In fiscal year 2002, we amortized on a quarterly basis goodwill and assembled workforce in the aggregate amount of $462 million ($.80 per share).

(2)					Includes an after-tax charge of $80 million related to an impairment of goodwill. See Note 1 to the Consolidated Financial Statements for additional information.
(3)					Includes an after-tax charge of $49 million related to an impairment of assets sold in April 2002.

Liquidity and Capital Resources

Cash, cash equivalents, and marketable securities totaled $1.512 billion on March 31, 2003, an increase of $332 million from the March 31, 2002 balance of $1.180 billion.  Net debt repayments approximated $700 million during fiscal year 2003.  We used cash on hand and cash from operations to repay more than $1.2 billion in outstanding debt, which was offset by the issuance of $460 million of new, unsecured 1.625% Convertible Senior Notes.  Additionally, we repurchased approximately $106 million in treasury stock in fiscal year 2003.  Cash generated from operations for fiscal year 2003 was $1.309 billion, an increase of $58 million from the prior year's cash from operations of $1.251 billion.  Cash from operations was favorably impacted this fiscal year compared with the prior fiscal year by savings in operating costs.

As of March 31, 2003 and 2002, our debt arrangements consisted of the following:
	2003		2002
	Maximum	Outstanding	Maximum	Outstanding
Debt Arrangements	Available	Balance	Available	Balance
(in millions)
1999 Revolver	$400	$350	$1,000	$600
1999 Term Loan	-	-	-	600
2002 Revolver	440	-	-	-
Commercial Paper	400	-	1,000	82
6.770% Senior Notes due April 2003	-	64	-	128
6.250% Senior Notes due April 2003	-	412	-	575
6.375% Senior Notes due April 2005	-	825	-	825
5.000% Convertible Senior Notes due March 2007	-	660	-	660
6.500% Senior Notes due April 2008	-	350	-	350
1.625% Convertible Senior Notes due December 2009	-	460	-	-
International line of credit	3	-	51	15
Other	-	5	-	7
Total		$3,126		$3,842

Back to Index

2002 Revolver

On December 31, 2002, we entered into a new, unsecured, bank revolving credit facility (the 2002 Revolver) of $400 million.  During the quarter ending March 31, 2003, the 2002 Revolver was increased to $440 million, and then in April 2003 it was further increased to a total capacity of $460 million.  The 2002 Revolver expires January 31, 2005, and no amount was drawn as of March 31, 2003.  The interest rates on the 2002 Revolver are determined based on a ratings grid, which applies a margin to the prevailing London InterBank Offered Rate (LIBOR).  We capitalized the initial transaction fees associated with the 2002 Revolver, which totaled approximately $6 million.  We are amortizing these fees over the term of the 2002 Revolver in the "Interest expense, net" line item on the Consolidated Statements of Operations.

1999 Revolver and 1999 Term Loan

Effective December 31, 2002, the amount that may be outstanding at any time under the existing $1 billion, four-year revolving credit facility (the 1999 Revolver), which expires on May 30, 2003, was reduced to $400 million.  As of March 31, 2003, $350 million was drawn under the 1999 Revolver.  The $600 million outstanding balance as of March 31, 2002, on the then-existing $2 billion four-year term loan (the 1999 Term Loan), was repaid in full during fiscal year 2003.  On December 31, 2002 we repaid $257 million of the balance of the 1999 Term Loan in advance of the first quarter of fiscal year 2004 due date.  The interest rates on the 1999 Revolver and the 1999 Term Loan are determined based on a ratings grid, which applies a margin to the prevailing LIBOR.  We do not intend to renew the 1999 Revolver upon its expiration based upon our current view that the new, unsecured 2002 Revolver of $460 million, which was undrawn as of March 31, 2003, should be sufficient to meet future needs.

Commercial Paper

During fiscal year 2003, we reduced our commercial paper (CP) program from $1 billion to $400 million.  As of March 31, 2003, there were no borrowings outstanding under the CP program.  We expect any future outstanding borrowings under the CP program will be supported by cash and marketable securities on hand and undrawn amounts available under the 2002 Revolver.

1.625% Convertible Senior Notes

We also utilize other financial markets in order to maintain our broad sources of liquidity.  In fiscal year 2003, we issued $460 million of unsecured 1.625% Convertible Senior Notes (1.625% Notes), due December 15, 2009, in a transaction pursuant to Rule 144A of the Securities Act of 1933 (Rule 144A).  The 1.625% Notes are senior unsecured indebtedness and rank equally with all existing senior unsecured indebtedness.  Concurrent with the issuance of the 1.625% Notes, we also entered into call spread repurchase option transactions (1.625% Notes Call Spread).  The entire 1.625% Notes Call Spread purchase price of $73 million was charged to Stockholders' Equity.  Under the terms of the 1.625% Notes Call Spread, we have the option to receive (i) outstanding shares equivalent to the number of shares that may be issued if all of the 1.625% Notes are converted into shares (22.954 million shares) upon payment of an exercise price of $20.04 per share (aggregate of $460 million); or (ii) a net cash settlement, net share settlement or a combination, whereby we will receive cash or shares equal to the increase in the market value of the 22.954 million shares from the aggregate value at the $20.04 exercise price (aggregate of $460 million), subject to the upper limit of $30.00 discussed below.  The 1.625% Notes Call Spread is designed to partially mitigate the potential dilution from conversion of the 1.625% Notes, depending upon the market price of our common stock at such time.  The 1.625% Notes Call Spread can be exercised during December 2009 at an exercise price of $20.04 per share.  To limit the cost of the 1.625% Notes Call Spread, an upper limit of $30.00 per share has been set such that if the price of the common stock is above that limit at the time of exercise, the number of shares eligible to be purchased will be proportionately reduced based on the amount the common share price exceeds $30.00 at the time of exercise.  We capitalized the initial transaction fees associated with the 1.625% Notes, which totaled approximately $12 million.  These fees are being amortized over the period through maturity of the 1.625% Notes in the "Interest expense, net" line item on the Consolidated Statements of Operations.

5% Convertible Senior Notes

In fiscal year 2002, we issued $660 million of unsecured 5% Convertible Senior Notes (5% Notes), due March 15, 2007, in a transaction pursuant to Rule 144A.  The 5% Notes are senior unsecured indebtedness and rank equally with all existing senior unsecured indebtedness.  The Company capitalized the initial transaction fees associated with the 5% Notes, which totaled approximately $16 million.  These fees are being amortized over the period through maturity of the 5% Notes in the "Interest expense, net" line item on the Consolidated Statements of Operations.  Concurrent with the issuance of the 5% Notes, we entered into call spread repurchase option transactions (5% Notes Call Spread).  The option purchase price of the 5% Notes Call Spread was $95 million.  The entire purchase price of $95 million was charged to Stockholders' Equity.  Under the terms of the 5% Notes Call Spread, we have the option to purchase outstanding shares equivalent to the number of shares that may be issued if all the 5% Notes are converted into shares (27.116 million shares), thereby mitigating dilution to stockholders.  The 5% Notes Call Spreads are designed to partially mitigate the potential dilution from conversion of the 5% Notes, depending upon the market price of our common stock at such time.  The 5% Notes Call Spread can be exercised at the three-year anniversary of the issuance of the 5% Notes at an exercise price of $24.83 per share.  To limit the cost of the 5% Notes Call Spread, an upper limit of $36.60 per share has been set such that if the price of the common stock is above that limit at the time of exercise, the number of shares eligible to be purchased will be proportionately reduced based on the amount the common share price exceeds $36.60 at the time of exercise.

Back to Index

Fiscal Year 1999 Senior Notes

In fiscal year 1999, we issued $1.750 billion of unsecured Senior Notes in a transaction pursuant to Rule 144A.  Amounts borrowed, rates, and maturities for each issue were $575 million at 6.25% due April 15, 2003, $825 million at 6.375% due April 15, 2005, and $350 million at 6.5% due April 15, 2008.  During fiscal year 2003, we repurchased $163 million of the 6.25% Senior Notes due April 15, 2003 at a discount.  The repurchases resulted in a total gain of approximately $3 million.  The gain was included in the "Interest expense, net" line item on the Consolidated Statements of Operations.  As of March 31, 2003, $412 million, $825 million and $350 million of our 6.25%, 6.375% and 6.5% Senior Notes, respectively, remained outstanding.  The balance of the 6.25% Senior Notes was fully repaid in April 2003.

Fiscal Year 1997 Senior Notes

In fiscal year 1997, $320 million of unsecured 6.77% Senior Notes were issued in a private transaction pursuant to an exemption from registration under the Securities Act of 1933.  The 6.77% Senior Notes call for annual repayment of $64 million each April, commencing in April 1999 with final payment in April 2003.  As of March 31, 2003, $64 million was outstanding under the 6.77% Senior Notes.  The balance of the 6.77% Senior Notes was fully repaid in April 2003.

International Line of Credit

An unsecured and uncommitted multi-currency line of credit is available to meet short-term working capital needs for subsidiaries operating outside the United States.  This line totals $3 million, and no amount was drawn under this credit line as of March 31, 2003.

Other Matters

We pre-fund contributions to our broad-based, employee defined contribution retirement plan annually each March.  Pre-funded contributions totaled $45 million and $17 million for the years ended March 31, 2003 and 2002, respectively.

Subsequent to March 31, 2003, we received $17 million in proceeds related to the sale of fixed assets.  Since the carrying value of the fixed assets was zero, the entire amount will result in a gain to be recorded in the quarter ended June 30, 2003.

Debt ratings for our senior unsecured notes and our bank credit facilities are BBB+ and Baa2 from Standard & Poor's and Moody's Investors Service, respectively.  Our CP program is rated A-2 from Standard & Poor's and P-2 from Moody's.  Peak borrowings under all debt facilities during the fiscal year 2003 totaled approximately $3.842 billion, with a weighted-average interest rate of 5.39%.

As of March 31, 2003, the cumulative number of shares purchased under our various open market common stock repurchase programs since fiscal year 1991 was 178 million, including 8 million shares purchased in fiscal year 2003.  The remaining number of shares authorized for repurchase is approximately 22 million.

Capital resource requirements as of March 31, 2003 consisted of lease obligations for office space, equipment, mortgage or loan obligations, and amounts due as a result of product and company acquisitions.

It is expected that existing cash, cash equivalents, marketable securities, the availability of borrowings under existing and renewable credit lines, and cash expected to be provided from operations will be sufficient to meet ongoing cash requirements.  We expect our long-standing history of providing extended payment terms to our customers to continue.

Off-Balance Sheet Arrangements

We have commitments to invest approximately $5 million in connection with joint venture agreements.  In prior fiscal years, we sold individual accounts receivable under the prior business model to an external third-party subject to certain recourse provisions.  The amounts subject to recourse approximated $141 million and $218 million as of March 31, 2003 and 2002, respectively.  Other than the commitments and indemnification described above, we do not have any other off-balance sheet arrangements with unconsolidated entities or related parties and, accordingly, off-balance sheet risks to our liquidity and capital resources from unconsolidated entities are limited.

Back to Index

Contractual Obligations and Commitments

We have commitments under certain contractual arrangements to make future payments for goods and services.  These contractual arrangements secure the rights to various assets and services to be used in the future in the normal course of business.  For example, we are contractually committed to make certain minimum lease payments for the use of property under operating lease agreements.  In accordance with current accounting rules, the future rights and related obligations pertaining to such contractual arrangements are not reported as assets or liabilities on our Consolidated Balance Sheets.  We expect to fund these contractual arrangements with cash generated from operations in the normal course of business.

The following table summarizes our contractual arrangements at March 31, 2003, and the timing and effect that such commitments are expected to have on our liquidity and cash flow in future periods.  In addition, the table summarizes the timing of principal payments on noncurrent debt as reported on our Consolidated Balance Sheet as of March 31, 2003.
Payments Due by Period
		Less Than	1-3	3-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
(in millions)
Noncurrent debt (inclusive of interest) Noncurrent operating leases(1) Noncurrent purchase obligations Total	$3,536 746 101 $4,383	$ 949 164 44 $1,157	$1,009 260 23 $1,292	$754 189 11 $954	$824 133 23 $980

(1)

The contractual obligations for  noncurrent operating leases include sublease income totaling $116 million, expected to be received in the following periods: $27 million (less than 1 year); $38 million (1-3 years); $27 million (3-5 years); and $24 million (after 5 years).

As of March 31, 2003, we have no material capital lease obligations, either individually or in the aggregate.

Critical Accounting Policies and Business Practices

Note 1 of the Consolidated Financial Statements contains a summary of the significant accounting policies that we use.  Many of these accounting policies involve complex situations and require a high degree of judgment, either in the application and interpretation of existing accounting literature or in the development of estimates that impact our financial statements.  The following items are the critical accounting policies and business practices that are important to the portrayal of our financial condition and results of operations.

Basis of Revenue Recognition

We generate revenue from the following primary sources: (1) licensing software products, (2) providing customer technical support (hereafter referred to as maintenance), and (3) providing professional services, such as consulting and education.

We recognize revenue pursuant to the requirements of Statement of Position 97-2 "Software Revenue Recognition," (SOP 97-2)  issued by the American Institute of Certified Public Accountants as amended by SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions."  While these statements substantially govern the basis for software licensing revenue recognition, we believe that we exercise appropriate judgment in applying criteria set forth in these SOPs to record deferred subscription revenue and to recognize revenue.

In accordance with SOP 97-2, we recognize revenue from the licensing of our software products when all of the following criteria are met: (1) we have entered into a legally binding agreement with a customer; (2) we deliver the products; (3) license agreement terms are deemed fixed or determinable and free of contingencies or uncertainties that may alter the agreement such that it may not be complete and final; and (4) collection is probable.  The Company recognizes revenue evenly on a monthly basis over the term of the license.

Our software licenses generally do not include acceptance provisions.  An acceptance provision generally allows a customer to test the software for a defined period of time before they commit to licensing the software.  If a license agreement includes an acceptance provision, we do not record deferred subscription revenue or recognize revenue until the earlier of the receipt of a written customer acceptance or, if not notified by the customer to cancel the license agreement, the expiration of the acceptance period.

Beginning in October 2000, we began executing software license agreements that include flexible contractual provisions that, among other things, allow customers to receive unspecified future software products for no additional fee.  These agreements combine the right to use the software product with maintenance for the term of the agreement.  Under these agreements, we are required to recognize revenue ratably on a monthly basis over the term of the license agreement beginning upon completion of the four SOP 97-2 recognition criteria noted above.  For license agreements signed prior to October 2000, once all four of the above noted revenue recognition criteria were met, software license fees were recognized as revenue up-front and the maintenance fees were deferred and subsequently recognized as revenue over the term of the license.

Back to Index

Maintenance revenue is derived from two primary sources:  (1) combined license and maintenance agreements recorded under our prior business model and (2) standalone maintenance agreements recorded under both our prior business model and our current Business Model.

Under our prior business model, maintenance and license fees were generally combined into a single license agreement.  The maintenance portion was deferred and is amortized into revenue over the initial license agreement term.  Many of these license agreements have not reached the end of their initial terms and, therefore, continue to amortize.  This amortization is recorded to the "Maintenance" line item on the Consolidated Statements of Operations.  The deferred maintenance portion, which was generally optional to the customer, was determined using its fair value based on annual, fixed maintenance renewal rates stated in the agreement.  Since we no longer record license agreements under our prior business model, the amount of maintenance deferred as well as the amount of maintenance revenue recognized from such agreements will continue to decrease.  For license agreements entered into under our current Business Model, maintenance and license fees continue to be combined; however, the maintenance is no longer optional on an annual basis but rather is inclusive for the entire term.  We recognize such combined fees on the "Subscription revenue" line item on the Consolidated Statements of Operations.

Under both our prior business model and our current Business Model, we record standalone maintenance revenue earned from customers who elect optional maintenance for their non-term-based license agreements.  Maintenance revenue from such renewals is recognized over the term of the renewal agreement.

We have experienced renewal rates of approximately 80% for fiscal years 2003 and 2002.

Revenue recognition from professional service arrangements begins when all four of the SOP 97-2 revenue recognition criteria as discussed above are met and as the services are performed.  If it is not probable that a project will be completed or the payment will be received, revenue is deferred until the uncertainty is removed.

Revenue from sales to distributors, resellers, and VARs is generally recognized when all four of the SOP 97-2 revenue recognition criteria noted above are met and when these entities sell the software products to their customers.  This is commonly referred to as the sell-through method.

We have an established business practice of offering installment payment options to customers and have a history of successfully collecting primarily all amounts due under such agreements.  We assess collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer.  If, in our judgment, collection of a fee is not probable, we will not recognize revenue until the uncertainty is removed, which is generally upon receipt of cash.

Our standard licensing agreements include a product warranty provision for all products.  Such warranties are accounted for in accordance with SFAS No. 5, "Accounting for Contingencies."  The likelihood that we would be required to make refunds to customers under such provisions is considered remote.

Under the terms of substantially all of our license agreements, we have agreed to indemnify customers for costs and damages arising from claims against such customers based on, among other things, allegations that our software product infringes the intellectual property rights of a third party.  In most cases, in the event of an infringement claim, we retain the right to (i) procure for the customer the right to continue using the software product; (ii) replace or modify the software product to eliminate the infringement while providing substantially equivalent functionality; or (iii) if neither (i) nor (ii) can be reasonably achieved, we may terminate the license agreement and refund to the customer a pro-rata portion of the fees paid.  Such indemnification provisions are accounted for in accordance with SFAS No. 5.  The likelihood that we would be required to make refunds to customers under such provisions is considered remote.  The indemnification is limited to the amount paid by the customer.

Accounts Receivable

As detailed in the table included in Note 5 to the Consolidated Financial Statements as of March 31, 2003, net trade and installment accounts receivable, after accounting for unearned revenue and the allowance for doubtful accounts, were $2.373 billion.

The allowance for doubtful accounts is a valuation account used to reserve for potential impairment of accounts receivable on the balance sheet.  It reflects an accounting estimate of unidentified losses in the accounts receivable portfolio resulting from the expectations of not collecting all of these accounts receivable in full.  The valuation allowance relates to two components of receivables: (a) specifically identified receivables that are evaluated individually for impairment; and (b) all other receivables.

A specific receivable is reviewed for impairment when, based on current information and events, we do not expect to collect fully amounts due according to the contractual terms of the receivable agreement.  Factors considered in assessing collectibility include a customer's extended delinquency, requests for restructuring, and filing for bankruptcy.  A specific allowance is provided based on the difference between the carrying value of the receivable and the estimated amounts to be collected.

Back to Index

We review the adequacy of the general allowance for doubtful accounts attributable to the remaining pool of accounts receivable by performing various analytical procedures and considering our history of collections of long-term software agreements, as well as the overall economic environment.  A 10% change in the estimated default rate used to calculate the general allowance for doubtful accounts would have an approximate $8 million effect on the balance of the allowance for doubtful accounts as of March 31, 2003.

We expect the allowance for doubtful accounts to continue to decline as net installment accounts receivable under the prior business model are billed and collected.  Under our Business Model, amounts due from customers are offset by deferred subscription revenue (unearned revenue) related to these amounts, resulting in little or no carrying value on the balance sheet.  Therefore, less of an allowance for doubtful accounts is required.  Our allowance for doubtful accounts as a percentage of accounts receivable, net of unearned revenue, for the past two fiscal years has approximated 10.5%.

Deferred Tax Assets

When we prepare our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  We record this amount as a provision for our taxes in accordance with SFAS No. 109, "Accounting for Income Taxes."  This process requires us to estimate our actual current tax liability in each jurisdiction,  estimate differences resulting from differing treatment of items for financial statement purposes versus tax return purposes (known as "temporary differences"), which result in deferred tax assets and liabilities, and assess the likelihood that our deferred tax assets will be recovered from future taxable income.  If we believe that recovery is not likely, we establish a valuation allowance.  We have recognized as a deferred tax asset, a portion of the tax benefits connected with losses related to operations, which are expected to result in a future tax benefit.  As of March 31, 2003, the current and noncurrent deferred tax assets, net of a valuation allowance, totaled $78 million and $29 million, respectively, and have been offset against the respective deferred tax liabilities.  This recognition assumes we will be able to generate sufficient future taxable income so that the carryforward of these losses will be realized.  The factors that we consider in assessing the likelihood of realization include the forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets.  Deferred tax assets are primarily a result of acquisition expenses, such as duplicate facility costs, employee severance and other costs, foreign net operating losses (NOLs), and the recognition of subscription revenue pursuant to our Business Model.  The NOLs generally expire between 2004 and 2014.  An additional valuation allowance of $17 million was established in fiscal year 2003 for certain foreign deferred tax assets we believe might not be realized.  Future results may vary from these estimates.  At this time it is not practicable to determine if we will need to increase the valuation allowance or if such future valuations will have a material impact on our financial statements.

Goodwill, Capitalized Software Products, and Other Intangible Assets

We account for goodwill under SFAS No. 142, "Goodwill and Other Intangible Assets."  This statement requires an impairment-only approach to accounting for goodwill.  As a result of various acquisitions completed under the purchase method, goodwill constitutes a significant portion of our total assets.

The SFAS No. 142 goodwill impairment model is a two-step process.  The first step is used to identify potential impairment by comparing the fair value of a reporting unit with its net book value (or carrying amount), including goodwill.  If the fair value exceeds the carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.  The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.  That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions.  These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and the magnitude of any such charge.  Estimates of fair value are primarily determined using discounted cash flows and are based on our best estimate of future revenue and operating costs and general market conditions.  These estimates are subject to review and approval by senior management.  This approach uses significant assumptions, including projected future cash flows (including timing), the discount rate reflecting the risk inherent in future cash flows, and a terminal growth rate.

Back to Index

During the fourth quarter of fiscal year 2003, we performed our annual impairment review and recorded a non-cash charge of $80 million to reduce the carrying value of the goodwill associated with our professional services organization to its fair value as of March 31, 2003.  This charge resulted from the weak spending environment that affected the IT service sector in general, as well as our continued shift in focus to professional services engagements that are focused solely on our software products.  The impairment charge was recorded to the "Goodwill impairment" line item in the Consolidated Statements of Operations.

The carrying value of capitalized software products, both purchased software and internally developed software, and other intangible assets, are reviewed on a regular basis for the existence of internal and external facts or circumstances that may suggest impairment.  Such facts and circumstances considered include an assessment of the net realizable value for capitalized software products and the future recoverability of cost for other intangible assets as of the balance sheet date.  It is not possible for us to predict the likelihood of any possible future impairments or, if such an impairment were to occur, the magnitude thereof.

New Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations."  SFAS No. 143 requires, among other things, that entities record the fair value of a liability for an asset retirement obligation in the period in which it is incurred.  This pronouncement is effective for us beginning April 1, 2003.  This pronouncement will not have a material impact on the Company upon adoption.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections."  SFAS No. 145, among other things, rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item, and amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions.  We adopted SFAS No. 145 effective July 1, 2002.  As a result, we recorded a $3 million gain in fiscal year 2003 from the early retirement of a portion of our debt which was included in the "Interest expense, net" line item on the Consolidated Statements of Operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."  SFAS No. 146 requires that a liability for the cost associated with an exit or disposal activity be recognized when the liability is incurred.  SFAS No. 146 also established that fair value is the objective for initial measurement of the liability.  The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.  We have not entered into any significant exit or disposal activities since the effective date of this statement.  As such, SFAS No. 146 has not had an impact on the Company.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others."  Interpretation No. 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee.  The recognition requirement was effective for guarantees issued or modified after December 31, 2002.  We adopted Interpretation No. 45 effective December 2002 and the applicable disclosures have been made.

In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables."  Issue 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets.  The provisions of Issue 00-21 will apply to revenue arrangements entered into in fiscal year periods beginning after June 15, 2003 that are not within the scope of higher level accounting literature, including SOP 97-2.  We do not believe that the adoption of Issue 00-21 will have a material impact on the Company.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."  SFAS No. 148 amends certain provisions of SFAS No. 123 and is effective for financial statements for fiscal years ending after December 15, 2002.  Beginning in fiscal year 2004, we will adopt the fair value based method of recording stock options outlined in SFAS No. 123.  Under the fair value based method, we will charge to expense the computed value of all newly granted stock options over the vesting period based on the options' fair value at the date of grant.

Back to Index

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities."  Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51 and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date.  This Interpretation is applicable for us in the second quarter of fiscal year 2004, which ends September 30, 2003, for interests acquired in variable interest entities prior to February 1, 2003.  This Interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain, specified characteristics.  The adoption of this Interpretation for variable interest entities created after January 31, 2003 did not have a material impact on the Company.  We are continuing to review the provisions of this Interpretation to determine its impact, if any, on future reporting periods with respect to interests in variable interest entities created prior to February 1, 2003, but we do not currently anticipate any material accounting or disclosure requirements under the provisions of this Interpretation.

In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities."  SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative.  It also clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows.  SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have an impact on the Company upon adoption.

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
-	Demand for products and services;
-	Length of sales cycle;
-	Customer implementation of our products;
-	Magnitude of price and product competition;
-	Introduction of new hardware;
-	General economic conditions in countries in which customers do a substantial amount of business;
-	Customer budgets for hardware and software;
-	Ability to develop and introduce new or enhanced versions of our products;
-	Changes in foreign currency exchange rates;
-	Ability to control costs;
-	The size of licensing transactions;
-	Reorganizations of the sales and technical services forces;
-	Settlement of litigation;
-	Ability to retain and attract qualified personnel; and
-	Reaction of customers to our Business Model.

Any of the foregoing factors, among others, may cause our operating expenses to be disproportionately high or cause our revenue and operating results to fluctuate.  As a consequence, our business, financial condition, operating results, and cash flow could be adversely affected.

The success of our international operations is subject to many factors.

International revenue has historically represented approximately 40% of our total worldwide revenue.  Continued success in selling our products outside of the United States will depend on a variety of factors, including:
-	Reorganizations of the sales and technical services forces;
-	Fluctuations in foreign exchange currency rates;
-	Staffing key managerial positions;
-	General economic conditions in foreign countries;
-	Political instability; and
-	Trade restrictions such as tariffs, duties, or other controls affecting foreign operations.

Increase in tariffs, the imposition of trade restrictions, or other factors could adversely affect our business, financial condition, operating results, and cash flow.

Back to Index

Our products must remain compatible with ever-changing operating environments.

IBM, HP, Sun Microsystems, and Microsoft are the largest suppliers of systems and computing software and, in most cases, are the manufacturers of the computer hardware systems used by most of our customers.  Historically, these operating system developers have modified or introduced new operating systems, systems software, and computer hardware.  Such new products could in the future incorporate features that perform functions currently performed by our products or could require substantial modification of our products to maintain compatibility with these companies' hardware or software.  Although we have to date been able to adapt our products and our business to changes introduced by hardware manufacturers and system software developers, there can be no assurance that we will be able to do so in the future.  Failure to adapt our products in a timely manner to such changes or customer decisions to forego the use of our products in favor of those with comparable functionality contained either in the hardware or operating system could have a material adverse effect on our business, financial condition, operating results, and cash flow.

The computer software business is highly competitive.

The market in which we compete is marked by rapid and substantial technological change, the steady emergence of new companies and products, evolving industry standards, and changing customer needs.  We compete with many established companies in the markets we serve, and some of these companies may have substantially greater financial, marketing and technological resources, larger distribution capabilities, earlier access to customers, and greater opportunity to address customers' various information technology requirements than us.  We also compete with many smaller, less established companies that may be able to focus more effectively on specific product segments or markets.  Historically, we have competed primarily on the basis of our products' features and performance.  As product pricing becomes a more important criterion for our customers, we may experience increased competition from certain, low-price competitors.  To remain competitive, we must develop new products and continue to enhance existing products.  We may be unsuccessful in our ability to develop new releases or new products that meet the needs of our customers in light of competitive alternatives available in the market.  In addition, the introduction of new products or versions of existing products may not meet with customer acceptance or may be delayed.  Our inability to bring new products and enhancements to existing products to the market in a timely manner or the failure for these products to achieve market acceptance could have a material adverse effect on our business, financial condition, operating results, and cash flow.

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

Customers are still adapting to our Business Model.

Our Business Model affords customers greater flexibility in licensing transactions.  For example, under the Business Model, we offer software licenses on a month-to-month or other short-term basis in order to allow customers the opportunity to try our software products without committing to a multi-year license obligation.  Transactions such as these increase the risk that customers will not fully implement our software and will not enter into a long-term relationship with us.  This effect could be diminished if customers elect cost certainty by committing to longer license agreement periods.  Additionally, customer preference for payment (upfront, annual or monthly installments) could impact the amount of cash generated from operations in any period.  This could adversely affect our business, financial condition, operating results, and cash flow.

Back to Index

Changes to compensation of our sales organization.

We update our compensation plan for the sales organization annually.  These plans are intended to align with our Business Model objectives of providing customer flexibility and satisfaction.  The compensation plan may encourage behavior not anticipated or intended as it is implemented, which could adversely affect our business, financial condition, operating results, and cash flow.

We have a significant amount of debt.

As of March 31, 2003, we had approximately $3.1 billion of debt outstanding, which consists of bank credit lines, unsecured fixed-rate senior note obligations, convertible senior notes, and unsecured multi-currency credit facilities.  We expect that existing cash, cash equivalents, marketable securities, expected cash provided from operations, and our bank credit facilities will be sufficient to meet ongoing cash requirements.  Failure to generate sufficient cash as the debt becomes due or to renew credit lines prior to their expiration may adversely affect our business, financial condition, operating results, and cash flow.

We may become dependent upon large transactions.

We have historically been dependent upon large-dollar enterprise transactions with individual customers.  As a result of the flexibility afforded by our Business Model, we anticipate that there will be fewer of these transactions in the future.  There can be no assurances, however, that we will not be reliant on large-dollar enterprise transactions in the future, and the failure to close such transactions could adversely affect our business, financial conditions, operating results, and cash flow.

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

As previously reported, we have been cooperating with an ongoing joint inquiry being conducted by the staff of the Northeast Regional Office of the Securities and Exchange Commission and the United States Attorney's Office for the Eastern District of New York concerning certain of our accounting practices.  See Item 3. "Legal Proceedings."  Although we are unable at this point to predict the scope or outcome of this inquiry, it is possible that it could result in the institution of administrative, civil injunctive or criminal proceedings, the imposition of fines and penalties, suspensions or disbarments from government contracts, and/or other remedies and sanctions.  The conduct of these proceedings could negatively impact our stock price.  In addition, we expect to continue to incur expenses associated with responding to these agencies, regardless of the outcome, and this may divert the efforts and attention of our management team from normal business operations.

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

Our products are designed to improve the productivity and efficiency of our customers' information processing resources.  In a recessionary environment, our products are often a reasonable economic alternative for customers faced with the prospect of incurring expenditures to increase their existing information processing resources.  However, a general slowdown in the world economy or a particular region could cause customers to delay or forgo decisions to license new products or upgrades to their existing environments and this could adversely affect our business, financial condition, operating results, and cash flow.

Back to Index

The software business is marked by easy entry and large, entrenched businesses.

Many companies with whom we compete, including IBM, Sun Microsystems, HP, and other large computer manufacturers, have substantial resources, a larger installed base of customers in any particular market niche, as well as the ability to develop and market software programs similar to and competitive with the products offered by us.  Additionally, these producers can bundle hardware, software, and services together, which is a disadvantage for us since we cannot install hardware and have far fewer services offerings.  Competitive products are also offered by numerous independent software companies that specialize in specific aspects of the highly fragmented software industry.  Some, like Microsoft, Oracle, and SAP, are the leading developers and vendors in their specialized markets.  In addition, new companies enter the market on a frequent and regular basis, offering products that compete with those offered by us.  Increased competition also results from consolidation of existing companies within the industry.  Additionally, many customers historically have developed their own products that compete with those offered by us.  Competition from any of these sources can result in price reductions, or displacement of our products, which could have a material adverse effect on our business, financial condition, operating results, and cash flow.

Future product development is dependent upon access to third-party operating systems.

In the past, licensees using proprietary operating systems were furnished with "source code," which makes the operating system generally understandable to programmers, and "object code," which directly controls the hardware and other technical documentation.  Since the availability of source code facilitated the development of systems and applications software, which must interface with the operating systems, independent software vendors such as us were able to develop and market compatible software.  Microsoft, IBM, and other vendors have a policy of restricting the use or availability of the source code for some of their operating systems.  To date, this policy has not had a material effect on us.  Some companies, however, may adopt more restrictive policies in the future or impose unfavorable terms and conditions for such access.  These restrictions may, in the future, result in higher research and development costs for us in connection with the enhancement and modification of our existing products and the development of new products.  Although we do not expect that such restrictions will have this adverse effect, there can be no assurances that such restrictions or other restrictions will not have a material adverse effect on our business, financial condition, operating results, and cash flow.

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

We have identified six product areas: enterprise management; security; storage; portal and business intelligence; application life cycle management; and data management and application development.  Some or all of these areas may not grow, may decline in growth, or customers may decline or forgo use of products in some or all of these product areas.  This is particularly true in newly emerging areas, such as portal and business intelligence.  A decline in these product areas could result in decreased demand for our products, which would adversely impact our business, financial condition, operating results, and cash flow.

Third parties could claim that our products infringe their intellectual property rights.

From time to time we receive notices from third parties claiming infringement of various forms of their intellectual property.  Investigation of these claims, whether with or without merit, can be expensive and could affect development, marketing, or shipment of our products.  As the number of software patents issued increases, it is likely that additional claims, with or without merit, will be asserted.  Defending against such claims is time consuming and could result in significant litigation expense or settlement with unfavorable terms that could adversely affect our business, financial condition, operating results, and cash flow.

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

Back to Index

Acts of terrorism or war may adversely affect our business.

Acts of terrorism, acts of war, and other unforeseen events may cause damage or disruption to our properties, business, employees, suppliers, distributors, resellers, and customers, which could have an adverse effect on our business, financial condition, operating results, and cash flow.  Such events may also result in an economic slowdown in the United States or elsewhere, which could adversely affect our business, financial condition, operating results, and cash flow.

Our stock price may continue to be volatile.

Our stock price is subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant license agreements, changes in earnings estimates by analysts, announcements of technological innovations or new products by us or our competitors, changes in domestic and international economic and business conditions, general conditions in the software and computer industries, and other events or factors.  In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price of many companies in industries that are similar or related to those in which we operate and that have been unrelated to the operating performance of these companies.  These market fluctuations have in the past adversely affected and may continue to adversely affect the market price of our common stock.

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

Item 7(a). Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio, debt, and installment accounts receivable.  We have a prescribed methodology whereby we invest our excess cash in debt instruments of government agencies and high-quality corporate issuers (Standard & Poor's single "A" rating and higher).  To mitigate risk, many of the securities have a maturity date within one year, and holdings of any one issuer, excluding the U.S. government, do not exceed 10% of the portfolio.  Periodically, the portfolio is reviewed and adjusted if the credit rating of a security held has deteriorated.  We do not utilize derivative financial instruments to mitigate interest rate risk.

We maintain a blend of both fixed and floating rate debt instruments.  As of March 31, 2003, our outstanding debt approximated $3.1 billion, with approximately $2.8 billion in fixed rate obligations.  If market rates were to decline, we could be required to make payments on the fixed rate debt that would exceed those based on current market rates.  Each 25 basis point decrease in interest rates would have an associated annual opportunity cost of approximately $7 million.  Each 25 basis point increase or decrease in interest rates would have an approximate $1 million annual effect on variable rate debt interest based on the balances of such debt as of March 31, 2003.

Under our prior business model, we offered financing arrangements with installment payment terms in connection with our software solution sales.  The aggregate amounts due from customers include an imputed interest element, which can vary with the interest rate environment.  Each 25 basis point increase in interest rates would have an associated annual opportunity cost of approximately $7 million.

Foreign Currency Exchange Risk

We conduct business on a worldwide basis through subsidiaries in 46 countries.  We are therefore exposed to movement in currency exchange rates.  As part of our risk management strategy and consistent with prior years, we did not enter into any foreign exchange derivative transactions.  In addition, we manage our level of exposure by denominating a majority of international sales and payments of related expense in the local currencies of our subsidiaries.  A 1% change in all foreign currencies against the U.S. dollar would have an insignificant effect on our results from operations.

Back to Index

Equity Price Risk

As of March 31, 2003, we have minimal investments in marketable equity securities of publicly traded companies.  These investments were considered available-for-sale with any unrealized gains or temporary losses deferred as a component of stockholders' equity.  It is not customary for us to make investments in equity securities as part of our investment strategy.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements of the Company are listed in the Index to the Consolidated Financial Statements filed as part of this Annual Report on Form 10-K and are incorporated herein by reference.

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

Item 11. Executive Compensation

Reference is made to the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year for information concerning executive compensation, which information is incorporated herein by reference.  In November 2002, the Registrant's founder and former Chairman of the Board, Charles B. Wang, retired from the Board.  In recognition of his many years of service to the Company, the Company agreed during the fourth quarter of fiscal year 2003 to accelerate the vesting of any unvested stock options that had been granted to him in prior years, effective as of the date of his retirement from the Company.  In addition, the Company agreed to extend the period in which he could exercise stock options that had been granted to him in prior years.  The vesting acceleration and the extension of the exercise period affected only those options whose exercise price exceeded the fair market value of the shares at the time of his retirement.  These options consist of approximately 2.3 million options extended for one year or less at exercise prices ranging from $19.33 - $51.69 per share and 240,000 options extended for 10 years at an exercise price of $21.89.  The Company also agreed to provide Mr. Wang with medical benefits for the balance of his life comparable to and on the same terms as those provided to active employees of the Company.  The Board of Directors authorized the Company to enter into an agreement with Mr. Wang for assistance in connection with matters such as litigation.  Payment for such services would be on a per diem basis.  Payment of amounts in excess of $50,000 per year must be approved by the Board of Directors in advance of the services being rendered.  To date, no agreement has been entered into and no services have been rendered.  The 1995 Key Employee Stock Ownership Plan was amended to remove the transfer restrictions on shares granted under the plan upon the retirement of persons to whom the shares were granted.  A copy of the amended 1995 Key Employee Stock Ownership Plan is filed herewith.

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

Back to Index

Item 14. Controls and Procedures

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

Item 15. Accountants' Fees and Services

Reference is made to the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year for information concerning accountants' fees and services, which information is incorporated herein by reference.

Back to Index

PART IV

Item 16. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	(1) The Registrant's financial statements together with a separate table of contents are annexed hereto.
(2) Financial Statement Schedules are listed in the separate table of contents annexed hereto.
(3) Exhibits.

Regulation S-K
Exhibit Number

3.1	Restated Certificate of Incorporation.	Previously filed as an Exhibit to the Company's Form 10-Q for the fiscal quarter ended December 31, 1998, and incorporated herein by reference.

3.2	By-Laws.	Previously filed as an Exhibit to the Company's Form 10-Q for the fiscal quarter ended December 31, 1998, and incorporated herein by reference.

4.1	Certificate of Designation of Series One Junior Participating Preferred Stock, Class A of the Company.	Previously filed as Exhibit 3 to the Company's Current Report on Form 8-K dated June 18, 1991, and incorporated herein by reference.

4.2	Rights Agreement dated as of June 18, 1991, between the Company and Manufacturers Hanover Trust Company.	Previously filed as Exhibit 4 to the Company's Current Report on Form 8-K dated June 18, 1991, and incorporated herein by reference.

4.3	Amendment No. 1 dated May 17, 1995, to Rights Agreement dated as of June 18, 1991.	Previously filed as Exhibit C to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995, and incorporated herein by reference.

4.4	Amendment No. 2 dated May 23, 2001, to Rights Agreement dated as of June 18, 1991.	Previously filed as Exhibit 4.6 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001, and incorporated herein by reference.

4.5	Amendment No. 3 dated November 9, 2001, to Rights Agreement dated as of June 18, 1991.	Previously filed as Exhibit 99.1 to the Company's Form 8-K dated November 9, 2001, and incorporated herein by reference.

4.6	Indenture with respect to the Company's $1.75 billion Senior Notes, dated April 24, 1998, between the Company and The Chase Manhattan Bank, as Trustee.	Previously filed as Exhibit 4(f) to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998, and incorporated herein by reference.

4.7	Indenture with respect to the Company's 5% Convertible Senior Notes due 2007, dated March 18, 2002, between the Company and State Street Bank and Trust Company, as Trustee.	Previously filed as Exhibit 4.7 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002, and incorporated herein by reference.

4.8	Registration Rights Agreement dated March 18, 2002, among the Company and the Initial Purchasers of the 5% Convertible Senior Notes.	Previously filed as Exhibit 4.8 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002, and incorporated herein by reference.

4.9	Purchase Agreement dated March 13, 2002, among the Initial Purchasers of the 5% Convertible Senior Notes and the Company.	Previously filed as Exhibit 4.9 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002, and incorporated herein by reference.

Back to Index

Regulation S-K
Exhibit Number

4.10	Indenture with respect to the Company's 1.625% Convertible Senior Notes due 2009, dated December 11, 2002, between the Company and State Street Bank and Trust Company, as Trustee.	Previously filed as Exhibit 4.1 to the Company's Form 10-Q for the fiscal quarter ended December 31, 2002, and incorporated herein by reference.

4.11	Registration Rights Agreement dated December 11, 2002, among the Company and the Initial Purchasers of the 1.625% Convertible Senior Notes.	Previously filed as Exhibit 4.2 to the Company's Form 10-Q for the fiscal quarter ended December 31, 2002, and incorporated herein by reference.

4.12	Purchase Agreement dated December 6, 2002, among the Initial Purchasers of the 1.625% Convertible Senior Notes and the Company.	Previously filed as Exhibit 4.3 to the Company's Form 10-Q for the fiscal quarter ended December 31, 2002, and incorporated herein by reference.

10.1*	1987 Non-Statutory Stock Option Plan.	Previously filed as Appendix C to the Company's definitive Proxy Statement dated July 1, 1987, and incorporated herein by reference.

10.2*	Amendment No. 1 to the 1987 Non-Statutory Stock Option Plan dated October 20, 1993.	Previously filed as Exhibit C to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference.

10.3*	1991 Stock Incentive Plan, as amended.	Previously filed as Exhibit 1 to the Company's Form 10-Q for the fiscal quarter ended September 30, 1997, and incorporated herein by reference.

10.4*	1993 Stock Option Plan for Non-Employee Directors.	Previously filed as Annex 1 to the Company's definitive Proxy Statement dated July 7, 1993, and incorporated herein by reference.

10.5*	Amendment No. 1 to the 1993 Stock Option Plan for Non-Employee Directors dated October 20, 1993.	Previously filed as Exhibit E to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference.

10.6	Credit Agreement dated as of May 26, 1999, among the Company, the Banks, which are parties thereto, and Credit Suisse First Boston, as agent, with respect to $3 billion Term and Revolving Loan.	Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 28, 1999, and incorporated herein by reference.

10.7*	1995 Key Employee Stock Ownership Plan, as amended on June 26, 2000, and February 25, 2003.	Filed herewith.

10.8	First Amendment to the Amended and Restated Credit Agreement dated May 26, 1999.	Previously filed as Exhibit 99.2 to the Company's Form 10-Q for the fiscal quarter ended December 31, 2000, and incorporated herein by reference.

10.9*	1996 Deferred Stock Plan for Non-Employee Directors.	Previously filed as Exhibit D to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, and incorporated herein by reference.

Back to Index

Regulation S-K
Exhibit Number

10.10*	Amendment No. 1 to the 1996 Deferred Stock Plan for Non-Employee Directors.	Previously filed on Exhibit A to the Company's Proxy Statement dated July 6, 1998, and incorporated herein by reference.

10.11*	1998 Incentive Award Plan.	Previously filed on Exhibit B to the Company's Proxy Statement dated July 6, 1998, and incorporated herein by reference.

10.12*	Year 2000 Employee Stock Purchase Plan.	Previously filed on Exhibit A to the Company's Proxy Statement dated July 12, 1999, and incorporated herein by reference.

10.13	Note Purchase Agreement dated as of April 1, 1996.	Previously filed as Exhibit D to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, and incorporated herein by reference.

10.14	Amendment No. 1 to Note Purchase Agreement dated as of April 1, 1996.	Previously filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001, and incorporated herein by reference.

10.15*	2001 Stock Option Plan.	Previously filed as Exhibit B to the Company's Proxy Statement dated July 18, 2001, and incorporated herein by reference.

10.16

Credit Agreement dated as of December 31, 2002, among the Company, the Banks, which are parties thereto, and Bank Of America, N.A., Citicorp North America, Inc., and JP Morgan Chase Bank, as agents, with respect to a $400 million Revolving Loan.

Previously filed as Exhibit 10.1 to the Company's Form 10-Q for the fiscal quarter ended December 31, 2002, and incorporated herein by reference.

10.17*	2002 Incentive Plan.	Previously filed as Exhibit B to the Company's Proxy Statement dated July 26, 2002, and incorporated herein by reference.

10.18*	2002 Compensation Plan for Non-Employee Directors.	Previously filed as Exhibit C to the Company's Proxy Statement dated July 26, 2002, and incorporated herein by reference.

21	Subsidiaries of the Registrant.	Filed herewith.

23	Consent of KPMG LLP.	Filed herewith.

99.1	CEO Certification with respect to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

99.2	CFO Certification with respect to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

* Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K: None.
(c)	Exhibits: See Index to Exhibits.
(d)	Financial Statement Schedules: The response to this portion of Item 16 is submitted as a separate section of this report.

Back to Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
COMPUTER ASSOCIATES INTERNATIONAL, INC.

By /s/ SANJAY KUMAR
Sanjay Kumar
Chairman and Chief
Executive Officer

By /s/ IRA H. ZAR
Ira H. Zar
Executive Vice President - Finance
Principal Financial and Accounting Officer
Dated: May 14, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:
Name	Title

/s/ SANJAY KUMAR	Chairman, Chief Executive Officer
Sanjay Kumar	and Director

/s/ RUSSELL M. ARTZT	Director
Russell M. Artzt

/s/ KENNETH CRON	Director
Kenneth Cron

/s/ ALFONSE M. D'AMATO	Director
Alfonse M. D'Amato

/s/ ROBERT E. La BLANC	Director
Robert E. La Blanc

/s/ JAY W. LORSCH	Director
Jay W. Lorsch

/s/ LEWIS S. RANIERI	Director
Lewis S. Ranieri

/s/ WALTER P. SCHUETZE	Director
Walter P. Schuetze

/s/ ALEX SERGE VIEUX	Director
Alex Serge Vieux

Dated: May 14, 2003

Back to Index

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Sanjay Kumar, certify that:

1.	I have reviewed this annual report on Form 10-K of Computer Associates International, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 14, 2003		By:	/s/ Sanjay Kumar
Chairman and Chief Executive Officer

Back to Index

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ira H. Zar, certify that:

1.	I have reviewed this annual report on Form 10-K of Computer Associates International, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 14, 2003		By:	/s/ Ira H. Zar
Executive Vice President and Principal Financial and Accounting Officer

Back to Index

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
ISLANDIA, NEW YORK

ANNUAL REPORT ON FORM 10-K
ITEM 8, ITEM 16(a)(1) AND (2) AND ITEM 16(d)

LIST OF CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

YEAR ENDED MARCH 31, 2003
Page

The following Consolidated Financial Statements of Computer Associates International, Inc. and subsidiaries are included in Item 8:

Report of Independent Auditors	41

Consolidated Balance Sheets - March 31, 2003 and 2002	42

Consolidated Statements of Operations - Years Ended March 31, 2003, 2002, and 2001	44

Consolidated Statements of Stockholders' Equity - Years Ended March 31, 2003, 2002, and 2001	45

Consolidated Statements of Cash Flows - Years Ended March 31, 2003, 2002, and 2001	46

Notes to Consolidated Financial Statements	47

The following Consolidated Financial Statement schedule of Computer Associates International, Inc. and subsidiaries is included in Item 16(d):

Schedule II - Valuation and Qualifying Accounts	66

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Back to Index

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Computer Associates International, Inc.

We have audited the accompanying consolidated balance sheets of Computer Associates International, Inc. and subsidiaries as of March 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended March 31, 2003.  Our audits also included the financial statement schedule as of and for the years ended March 31, 2003, 2002 and 2001 listed in the Index at Item 16(d).  These consolidated financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Computer Associates International, Inc. and subsidiaries as of March 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective April 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

KPMG LLP

New York, New York
May 9, 2003

Back to Index

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

March 31,
ASSETS	2003	2002
(dollars in millions)
CURRENT ASSETS
Cash and cash equivalents Marketable securities Trade and installment accounts receivable, net Deferred income taxes Other current assets TOTAL CURRENT ASSETS	$1,421 91 1,854 78 121 3,565	$1,093 87 1,825 - 73 3,078
INSTALLMENT ACCOUNTS RECEIVABLE, due after one year, net	519	1,566
PROPERTY AND EQUIPMENT
Land and buildings Equipment, furniture, and improvements Accumulated depreciation and amortization TOTAL PROPERTY AND EQUIPMENT, net	551 877 1,428 763 665	531 857 1,388 670 718

PURCHASED SOFTWARE PRODUCTS, net of accumulated
amortization of $3,078 and $2,648, respectively	1,431	1,836

GOODWILL, net of accumulated amortization
of $1,424 and $1,397, respectively	4,453	4,483
OTHER NONCURRENT ASSETS	421	562
TOTAL ASSETS	$11,054	$12,243
See Accompanying Notes to the Consolidated Financial Statements.

Back to Index

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

March 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2003	2002
(dollars in millions)
CURRENT LIABILITIES

Loans payable and current portion of long-term debt
Accounts payable
Salaries, wages, and commissions
Accrued expenses and other current liabilities
Deferred subscription revenue (collected) - current
Taxes payable, other than income taxes payable
Federal, state, and foreign income taxes payable
Deferred income taxes

TOTAL CURRENT LIABILITIES

	$828 207 255 368 923 124 269 - 2,974	$508 208 236 491 577 116 195 7 2,338
LONG-TERM DEBT, net of current portion	2,298	3,334
DEFERRED INCOME TAXES	864	1,267
DEFERRED SUBSCRIPTION REVENUE
(COLLECTED) - NONCURRENT	173	208
DEFERRED MAINTENANCE REVENUE	350	456
OTHER NONCURRENT LIABILITIES	32	23
STOCKHOLDERS' EQUITY
Preferred stock, no par value, 10,000,000 shares authorized,
no shares issued Common stock, $.10 par value, 1,100,000,000 shares authorized,	-	-
630,920,576 shares issued Additional paid-in capital Retained earnings Accumulated other comprehensive loss Treasury stock, at cost - 54,647,731 shares for 2003 and	63 3,715 2,022 (215)	63 3,878 2,335 (361)
53,739,842 shares for 2002	(1,222)	(1,298)
TOTAL STOCKHOLDERS' EQUITY	4,363	4,617

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,054	$12,243
See Accompanying Notes to the Consolidated Financial Statements.

Back to Index

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2003		2002		2001
	(in millions, except per share amounts)
Revenue:
Subscription revenue Software fees and other Maintenance Financing fees Professional services TOTAL REVENUE	$1,414 395 769 290 248 3,116		$827 432 958 444 303 2,964		$59 1,881 1,087 638 525 4,190
Operating Expenses:
Amortization of capitalized software costs	470		487		492
Cost of professional services	237		283		463
Selling, general, and administrative	1,463		1,759		2,120
Product development and enhancements	664		678		695
Commissions and royalties	251		275		308
Depreciation and amortization of goodwill and other intangible assets	142		609		618
Goodwill impairment	80		31		-
1995 Stock Plan	-		-		(184)
TOTAL OPERATING EXPENSES	3,307		4,122		4,512

Loss before other expenses Interest expense, net Loss before income taxes Income taxes (benefit) NET LOSS	$(191 172 (363 (96 (267	) ) ) )	$(1,158 227 (1,385 (283 (1,102	) ) ) )	$(322 344 (666 (75 (591	) ) ) )

BASIC LOSS PER SHARE	$(0.46)		$(1.91)		$(1.02)
Basic weighted-average shares used in computation	575		577		582

DILUTED LOSS PER SHARE	$(0.46)		$(1.91)		$(1.02)
Diluted weighted-average shares used in computation*	575		577		582

*Common share equivalents are not included since their effect would be antidilutive.

See Accompanying Notes to the Consolidated Financial Statements.

Back to Index

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				Accumulated
		Additional		Other		Total
	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Capital	Earnings	Loss	Stock	Equity
	(in millions, except dividends declared per share)

Balance as of March 31, 2000 Net loss Translation adjustment	$63	$3,902	$4,121 (591)	$(280)	$(769)	$7,037 (591)
in 2001 Unrealized gains on equity				(109)		(109)
securities, net of tax Comprehensive loss Dividends declared				1		1 (699)
($.080 per share) Exercise of common stock			(47)			(47)
options, ESPP, and other 1995 Stock Plan 401(k) discretionary contribution Purchases of treasury stock Balance as of March 31, 2001 Net loss Translation adjustment	63	17 17 3,936	3,483 (1,102)	(388)	80 (184) 8 (449) (1,314)	97 (184) 25 (449) 5,780 (1,102)
in 2002 Unrealized loss on equity				31		31
securities, net of tax Comprehensive loss Dividends declared				(4)		(4) (1,075)
($.080 per share) Purchase of a call spread option Exercise of common stock		(95)	(46)			(46) (95)
options, ESPP, and other 401(k) discretionary contribution Purchases of treasury stock Balance as of March 31, 2002 Net loss Translation adjustment	63	33 4 3,878	2,335 (267)	(361)	91 20 (95) (1,298)	124 24 (95) 4,617 (267)
in 2003 Reclassification adjustment				143		143
included in net loss Comprehensive loss Dividends declared				3		3 (121)
($.080 per share) Purchase of a call spread option Exercise of common stock		(73)	(46)			(46) (73)
options, ESPP, and other 401(k) discretionary contribution Purchases of treasury stock Balance as of March 31, 2003	$63	(85) (5) $3,715	$2,022	$(215)	153 29 (106) $(1,222)	68 24 (106) $4,363
See Accompanying Notes to the Consolidated Financial Statements.

Back to Index

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2003		2002		2001
	(in millions)
OPERATING ACTIVITIES:
Net loss Adjustments to reconcile net loss to net cash		$(267)	$(1,102)		$(591)
provided by operating activities:
Depreciation and amortization	612		1,096		1,110
Provision for deferred income taxes	(493)		(544)		(350)
Compensation expense (gain) related to stock and pension plans	24		24		(146)
Decrease in noncurrent installment accounts receivable, net	1,069		1,316		828
(Decrease) increase in deferred subscription revenue (collected) - noncurrent	(47)		81		127
Decrease in deferred maintenance revenue	(118)		(81)		(3)
Foreign currency transaction loss - before taxes	67		6		14
Impairment charges	80		59		-
Charge for losses on investments	11		-		-
Gains on early retirement of debt	(3)		-		-
Changes in other operating assets and liabilities,
net of effect of acquisitions:
Decrease (increase) in trade and installment receivables, net - current	125		(45)		253
Increase in deferred subscription revenue (collected) - current	300		415		166
Other changes in operating assets and liabilities	(51)		26		(25)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,309		1,251		1,383

INVESTING ACTIVITIES:
Acquisitions, primarily purchased software, marketing

 rights and intangibles, net of cash acquired
Settlements of purchase accounting liabilities
Purchases of property and equipment
Proceeds from sale of property and equipment
Proceeds from disposition of businesses
Purchases of marketable securities
Sales of marketable securities
Increase in capitalized development costs and other
  NET CASH USED IN INVESTING ACTIVITIES

	(21 (49 (30 4 20 (49 41 (40 (124	) ) ) ) ) )	(2 (59 (25 - - (38 36 (53 (141	) ) ) ) ) )	(174 (367 (89 5 158 (48 40 (49 (524	) ) ) ) ) )

FINANCING ACTIVITIES:

Dividends paid
Purchases of treasury stock
Proceeds from borrowings
Repayments of borrowings, net
Purchases of call spread options
Exercise of common stock options and other
  NET CASH USED IN FINANCING ACTIVITIES

	(46 (106 507 (1,237 (73 47 (908	) ) ) ) )	(46 (95 3,387 (3,967 (95 40 (776	) ) ) ) )	(47 (449 1,049 (1,981 - 50 (1,378	) ) ) )

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
BEFORE EFFECT OF EXCHANGE RATE CHANGES ON CASH	277		334		(519)

Effect of exchange rate changes on cash	51		(4)		(25)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	328		330		(544)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	1,093		763		1,307

CASH AND CASH EQUIVALENTS - END OF YEAR	$1,421		$1,093		$763
See Accompanying Notes to the Consolidated Financial Statements.

Back to Index

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Significant Accounting Policies

Description of Business: Computer Associates International, Inc. and subsidiaries (the Company) designs, develops, markets, licenses, and supports a wide range of integrated enterprise computer software products.

Principles of Consolidation: The Consolidated Financial Statements include the accounts of the Company and its majority owned and controlled subsidiaries.  Investments in affiliates owned 50% or less are accounted for by the equity method with liabilities of approximately $2 million.  Intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, these estimates may ultimately differ from actual results.

Translation of Foreign Currencies: Foreign currency assets and liabilities of the Company's international subsidiaries are translated using the exchange rates in effect at the balance sheet date.  Results of operations are translated using the average exchange rates prevailing throughout the year.  The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as part of the foreign currency translation adjustment in Stockholders' Equity.  Gains and losses from foreign currency transactions are included in the "Selling, general, and administrative" (SG&A) line item on the Consolidated Statements of Operations in the period in which they occur.  Net loss includes exchange transaction losses of approximately $49 million, $4 million, and $9 million in the fiscal years ended March 31, 2003, 2002, and 2001, respectively.

Statement of Cash Flows: Interest payments for the fiscal years ended March 31, 2003, 2002, and 2001 were $186 million, $239 million, and $344 million, respectively.  Income taxes paid for these fiscal years were $320 million, $277 million, and $317 million, respectively.

Basis of Revenue Recognition: The Company generates revenue from the following primary sources: (1) licensing software products, (2) providing customer technical support (hereafter referred to as maintenance), and (3) providing professional services, such as consulting and education.

The Company recognizes revenue pursuant to the requirements of Statement of Position 97-2 "Software Revenue Recognition" (SOP 97-2), issued by the American Institute of Certified Public Accountants, as amended by SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions."

In accordance with SOP 97-2, the Company begins to recognize revenue from licensing and supporting its software products when all of the following criteria are met: (1) the Company has entered into a legally binding agreement with a customer; (2) the Company delivers the products; (3) license agreement terms are deemed fixed or determinable and free of contingencies or uncertainties that may alter the agreement such that it may not be complete and final; and (4) collection is probable.  The Company recognizes revenue evenly on a monthly basis over the term of the license.

The Company's software licenses generally do not include acceptance provisions.  An acceptance provision generally allows a customer to test the software for a defined period of time before they commit to licensing the software.  If a license agreement includes an acceptance provision, the Company does not record deferred subscription revenue or recognize revenue until the earlier of the receipt of a written customer acceptance or, if not notified by the customer to cancel the license agreement, the expiration of the acceptance period.

Beginning in October 2000, the Company began executing software license agreements that include flexible contractual provisions that, among other things, allow customers to receive unspecified future software products for no additional fee.  These agreements combine the right to use the software product with maintenance for the term of the agreement.  Under these agreements, the Company is required to recognize revenue ratably on a monthly basis over the term of the license agreement beginning upon completion of the four SOP 97-2 recognition criteria noted above (the Business Model).  For license agreements signed prior to October 2000 (prior business model), once all four of the above noted revenue recognition criteria were met, software license fees were recognized as revenue up-front and the maintenance fees were deferred and subsequently recognized as revenue over the term of the license.

Maintenance revenue is derived from two primary sources:  (1) combined license and maintenance agreements recorded under the Company's prior business model and (2) standalone maintenance agreements recorded under both the Company's prior business model and current Business Model.

Back to Index

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 1 - Significant Accounting Policies (Continued)

Under the Company's prior business model, maintenance and license fees were generally combined into a single license agreement.  The maintenance portion was deferred and is amortized into revenue over the initial license agreement term.  Many of these license agreements have not reached the end of their initial terms and, therefore, continue to amortize.  This amortization is recorded to the "Maintenance" line item on the Consolidated Statements of Operations.  The deferred maintenance portion, which was generally optional to the customer, was determined using its fair value based on annual, fixed maintenance renewal rates stated in the agreement.  Since the Company no longer records license agreements under its prior business model, the amount of maintenance deferred as well as the amount of maintenance revenue recognized from such agreements will continue to decrease.  For license agreements entered into under the Company's current Business Model, maintenance and license fees continue to be combined; however, the maintenance is no longer optional on an annual basis but rather is inclusive for the entire term.  The Company recognizes such combined fees on the "Subscription revenue" line item on the Consolidated Statements of Operations.

Under both the prior business model and its current Business Model, the Company records standalone maintenance revenue earned from customers who elect optional maintenance for their non-term-based license agreements.  Maintenance revenue from such renewals is recognized over the term of the renewal agreement.

The Company has experienced renewal rates of approximately 80% for fiscal years 2003 and 2002.

The "Deferred maintenance revenue" line item on the Company's Consolidated Balance Sheets principally represents payments received in advance of services rendered.

Revenue recognition from professional service arrangements begins when all four of the SOP 97-2 revenue recognition criteria as discussed above are met and as the services are performed.  If it is not probable that a project will be completed or the payment will be received, revenue is deferred until the uncertainty is removed.

Revenue from sales to distributors, resellers, and VARs are generally recognized when all four of the SOP 97-2 revenue recognition criteria noted above are met and when these entities sell the software product to their customers.  This is commonly referred to as the sell-through method.

The Company has an established business practice of offering installment payment options to customers and has a history of successfully collecting primarily all amounts due under such agreements.  The Company assesses collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer.  If, in the Company's judgment, collection of a fee is not probable, it will not recognize revenue until the uncertainty is removed, which is generally upon receipt of cash.

The Company's standard licensing agreements include a product warranty provision for all products.  Such warranties are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, "Accounting for Contingencies."  The likelihood that the Company would be required to make refunds to customers under such provisions is considered remote.

Under the terms of substantially all of the Company's license agreements, it has agreed to indemnify customers for costs and damages arising from claims against such customers based on, among other things, allegations that its software product infringes the intellectual property rights of a third party.  In most cases, in the event of an infringement claim, the Company retains the right to (i) procure for the customer the right to continue using the software product; (ii) replace or modify the software product to eliminate the infringement while providing substantially equivalent functionality; or (iii) if neither (i) nor (ii) can be reasonably achieved, the Company may terminate the license agreement and refund to the customer a pro-rata portion of the fees paid.  Such indemnification provisions are accounted for in accordance with SFAS No. 5.  The likelihood that the Company would be required to make refunds to customers under such provisions is considered remote.  The indemnification is limited to the amount paid by the customer.

Subscription Revenue: Subscription revenue represents the ratable recognition of revenue attributable to license agreements under the Company's Business Model.

Deferred subscription revenue in general represents the aggregate portion of all undiscounted contractual and committed license amounts pursuant to the Company's Business Model for which revenue is deferred and will be recognized ratably over the license agreement duration.

Back to Index

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 1 - Significant Accounting Policies (Continued)

Beginning in fiscal year 2002, the Company split the total deferred subscription revenue into two components, one component being the amount of cash collected in excess of the amount recognized as revenue and the other component being the amount that has not yet been collected and has not yet been recognized as revenue.  Each appears within the Company's Consolidated Balance Sheets as "Deferred subscription revenue (collected)," and as "Deferred subscription revenue," a component of installment accounts receivable, respectively.  The components of installment accounts receivables are detailed in Note 5.  Each of these components is further classified as either current or noncurrent.

Software Fees and Other: Software fees and other primarily consists of royalties and revenue related to distribution partners and original equipment manufacturer (OEM) partners.  Revenue from distribution partners is recognized upon sell-through to the end user by the distribution partner.  Revenue related to distribution partners and OEMs is sometimes referred to as the Company's "indirect" or "channel" revenue.

In fiscal year 2001, software fees and other also included $1.429 billion of revenue attributable to license agreements recorded under the prior business model, whereby the Company executed license agreements that included terms that resulted in the up-front recognition of revenue upon completion of the four SOP 97-2 revenue recognition criteria noted above.

Financing Fees: Accounts receivable resulting from prior business model product sales with extended payment terms were discounted to their present value at the then prevailing market rates.  In subsequent periods, the accounts receivable is increased to the amount due and payable by the customer through the accretion of financing revenue on the unpaid accounts receivable due in future years.  Under the Company's Business Model, additional unamortized discounts are no longer recorded, since it does not account for the present value of product sales as earned revenue at license agreement signing.

Fair Value of Financial Instruments: The fair value of the Company's cash and cash equivalents, accounts payable and accrued expense amounts approximate their carrying value.  See Notes 3, 5, and 6 for the fair value related to the Company's investments, accounts receivable, and debt payable, respectively.

Concentration of Credit Risk: Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of marketable securities and accounts receivable.  The Company's marketable securities consist primarily of high-quality securities with limited exposure to any single instrument.  The Company's accounts receivable balances have limited exposure to concentration of credit risk due to the diverse customer base and geographic areas covered by operations.

Marketable Securities: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  The Company has determined that all of its investment securities are to be classified as available-for-sale.  Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders' Equity under the caption "Accumulated Other Comprehensive Loss."  The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity.  Such amortization is included in the "Interest expense, net" line item on the Consolidated Statements of Operations.  Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in the "SG&A" line item on the Consolidated Statements of Operations.  Declines in market value lasting more than six months are considered to be other-than-temporary.  The cost of securities sold is based on the specific identification method.  Interest and dividends on securities classified as available-for-sale are included in the "Interest expense, net" line item on the Consolidated Statements of Operations (see Note 3).

Property and Equipment: Land, buildings, equipment, furniture, and improvements are stated at cost.  Depreciation and amortization are provided over the estimated useful lives of the assets by the straight-line method.  Building and improvements are generally estimated to have 30- to 40-year lives and the remaining property and equipment are estimated to have 5- to 7-year lives.

Goodwill: Goodwill represents the excess of the aggregate purchase price over the fair value of the net tangible and identifiable intangible assets and in-process research and development acquired by the Company in a purchase business combination.  The Company's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," had the effect of prospectively eliminating the amortization of goodwill and certain other intangible assets beginning on April 1, 2002.  Under the non-amortization approach, goodwill is not amortized into results of operations but instead is reviewed for impairment, written down, and charged as expense to results of operations in periods in which the recorded value of goodwill is more than the goodwill's implied fair value.  During the fourth quarter of fiscal year 2003, the Company performed its annual impairment review for goodwill and recorded a non-cash charge of $80 million.  This resulted from the weak spending environment that affected the IT service sector in general, as well as the

Back to Index

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 1 - Significant Accounting Policies (Continued)

Company's continued shift in focus to professional services engagements that are focused solely on the Company's software products.  Estimates of fair value are primarily determined using discounted cash flows and are based on the Company's best estimate of future revenue and operating costs and general market conditions.  These estimates are subject to review and approval by senior management.  This approach uses significant assumptions, including projected future cash flows (including timing), the discount rate reflecting the risk inherent in future cash flows, and the terminal growth rate.  The impairment charge was recorded to the "Goodwill impairment" line item in the Consolidated Statements of Operations.

Prior to the adoption of SFAS No. 142, the Company amortized goodwill over its estimated useful life, which ranged from 10 to 20 years, depending on the nature of the business acquired.  The Company recorded amortization of goodwill for the fiscal years ended March 31, 2002 and 2001 of $449 million and $450 million, respectively.

Upon adoption of SFAS No. 142, assembled workforce no longer met the definition of an identifiable intangible asset.  As a result, the net balance of $79 million as of March 31, 2002 was reclassified from intangible assets to goodwill.  The Company recorded amortization of assembled workforce of $13 million for both fiscal years ended March 31, 2002 and 2001.

The carrying value of goodwill was $4.453 billion and $4.483 billion as of March 31, 2003 and 2002, respectively.  During fiscal year 2003, goodwill decreased approximately $30 million, primarily attributable to the $80 million impairment charge taken in the fourth quarter of fiscal year 2003, and a net $33 million reduction related to the adjustment of acquisition reserves.  This was partially offset by the addition of $79 million due to the assembled workforce asset reclassification.  A reconciliation of previously reported net loss and loss per share to the amounts adjusted for the exclusion of goodwill and assembled workforce amortization is as follows:

Year Ended March, 31
2003	2002	2001
(in millions, except per share data)

Reported net loss
Goodwill amortization
Assembled workforce amortization
Adjusted net loss

Reported basic and diluted loss per share
Goodwill amortization per share
Assembled workforce amortization per share
Adjusted basic and diluted loss per share

$ $ $ $	(267 - - (267 (.46 - - (.46	) ) ) )	$ $ $ $	(1,102 449 13 (640 (1.91 .78 .02 (1.11	) ) ) )	$ $ $ $	(591 450 13 (128 (1.02 .77 .02 (.23	) ) ) )

Capitalized Software Costs and Other Identified Intangible Assets: Capitalized software costs include the fair value of rights to market software products acquired in purchase business combinations (Purchased Software Products).  In allocating the purchase price to the assets acquired in a purchase business combination, the Company allocates a portion of the purchase price equal to the fair value at the acquisition date of the rights to market the software products of the acquired company.  The purchase price of Purchased Software Products is capitalized and amortized over the estimated useful life of such products over a period not exceeding seven years.  The Company recorded amortization of Purchased Software Products for the fiscal years ended March 31, 2003, 2002, and 2001 of $435 million, $455 million, and $467 million, respectively, which were included in the "Amortization of capitalized software costs" line item on the Consolidated Statements of Operations.

In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," internally-generated software development costs associated with new products and significant enhancements to existing software products are expensed as incurred until technological feasibility has been established.  Internally-generated software development costs of $40 million, $53 million, and $49 million were capitalized during fiscal years 2003, 2002, and 2001, respectively.  The Company recorded amortization of $35 million, $32 million, and $25 million for the fiscal years ended March 31, 2003, 2002, and 2001, respectively, which was included in the "Amortization of capitalized software costs" line item on the Consolidated Statements of Operations.  Unamortized, internally-generated software development costs included in the "Other noncurrent assets" line item on the Consolidated Balance Sheets as of March 31, 2003 and 2002 were $135 million and $130 million, respectively.

Annual amortization of capitalized software costs is the greater of the amount computed using (i) the ratio that current gross revenue for a software product bears to the total of current and anticipated future revenue for that software product or (ii) the straight-line method over the remaining estimated economic life of the software product.  The Company

Back to Index

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 1 - Significant Accounting Policies (Continued)

amortized capitalized software costs using the straight-line method in fiscal years 2003, 2002, and 2001, as anticipated future revenue is projected to increase for several years considering the Company is continuously integrating current enterprise software technology into new software products.

Other identified intangible assets include both customer relationships and trademarks/trade names.  Prior to the adoption of SFAS No. 142, assembled workforce was included as an identifiable intangible asset.  The Company recorded amortization of other identified intangible assets of $39 million, $52 million, and $56 million for the fiscal years ended March 31, 2003, 2002, and 2001, respectively, inclusive of the amortization of assembled workforce in fiscal years 2002 and 2001 of $13 million each.  Unamortized other identified intangible assets included in the "Other noncurrent assets" line item on the Consolidated Balance Sheets as of March 31, 2003 and 2002 were $234 million and $352 million, respectively, inclusive of the unamortized balance of $79 million of assembled workforce for fiscal year 2002.

Based on the identified intangible assets recorded through March 31, 2003, the annual amortization expense over the next five fiscal years is expected to be as follows:
	Year Ended March 31,
	2004	2005	2006	2007	2008
	(in millions)
Capitalized software:
Purchased Internally developed Other Total	$422 40 39 $501	$393 36 39 $468	$364 28 39 $431	$247 20 23 $290	$ 2 10 23 $35

Accounting for Long-Lived Assets:  The carrying values of purchased software products, other intangible assets, and other long-lived assets, including investments, are reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment.  If an impairment is determined to exist, any related impairment loss is calculated based on net realizable value for capitalized software and fair value for all other intangibles.

Accounting for Stock-Based Compensation: The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees" and related interpretations.  The difference between the quoted market prices as of the date of the grant and the contractual purchase price of shares is charged to operations over the vesting period.  No compensation expense has been recognized for fixed stock options with exercise prices equal to the market price of the stock on the dates of grant and shares acquired by employees under the Company's stock purchase plans.  Pro forma net loss and net loss per share disclosures as if the Company recorded compensation expense based on the fair value for stock-based awards have been presented in accordance with the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," and are as follows for the years ended March 31, 2003, 2002 and 2001 (See Note 9 for additional information regarding stock plans):
Year Ended March 31,
2003	2002	2001
(in millions, except per share amounts)
Net loss:
As reported Add:	$(267)		$(1,102)		$(591)
Stock-based employee compensation expense included
in net loss, net of tax Less:	1		2		1
Total stock-based employee compensation expense determined
under the fair value based method for all awards, net of tax Pro forma net loss Basic loss per share	$(94 (360	) )	$(85 (1,185	) )	$(98 (688	) )
As reported Pro forma Diluted loss per share	$(.46 (.63	) )	$(1.91 (2.05	) )	$(1.02 (1.18	) )
As reported Pro forma	$(.46 (.63	) )	$(1.91 (2.05	) )	$(1.02 (1.18	) )

Back to Index

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 1 - Significant Accounting Policies (Continued)

The weighted-average fair value at date of grant for options granted in fiscal years 2003, 2002, and 2001 was $8.23, $13.48, and $17.10, respectively.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.  The following weighted-average assumptions were used for option grants in fiscal years 2003, 2002, and 2001, respectively: dividend yields of .56%, .37%, and .30%; expected volatility factors of .67, .65, and .65; risk-free interest rates of 3.2%, 4.9%, and 6.1%; and an expected life of six years.  The compensation expense and pro forma net loss may not be indicative of amounts to be included in future periods.

The weighted-average fair value of the Year 2000 Employee Stock Purchase Plan (the Purchase Plan) shares for offering periods commencing in fiscal years 2003, 2002, and 2001 was $4.94, $11.76, and $10.20, respectively.  The fair value is estimated on the first date of the offering period using the Black-Scholes option pricing model.  The following weighted-average assumptions were used for Purchase Plan shares in fiscal years 2003, 2002, and 2001, respectively: dividend yields of .56%, .22%, and .32%; expected volatility factors of .70, .65, and .65; risk-free interest rates of 1.5%, 2.7%, and 5.8%; and an expected life of six months.  The compensation expense and pro forma net loss may not be indicative of amounts to be included in future periods.

Beginning in fiscal year 2004, the Company will adopt the fair value based method of recording stock options outlined in SFAS No. 123, "Accounting for Stock - Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123."  Under the fair value based method, the Company will charge to expense the value of all newly granted stock options over the vesting period based on the options' computed fair value at the date of grant.

Comprehensive Loss: Comprehensive loss includes foreign currency translation adjustments and unrealized losses on the Company's available-for-sale securities.  As of March 31, 2003 and 2002, the accumulated comprehensive loss included a foreign currency translation loss of $215 million and $358 million, respectively, and no unrealized loss or gain on equity securities in fiscal year 2003 and a $3 million loss in fiscal year 2002.  The components of comprehensive loss, net of applicable tax, for the fiscal years ended March 31, 2003, 2002, and 2001, are included within the Consolidated Statements of Stockholders' Equity.

Net Loss Per Share: Basic loss per share and diluted loss per share are computed by dividing net loss by the weighted-average number of common shares outstanding for the period.
Year Ended March 31,
2003	2002	2001
(in millions, except per share amounts)
Net loss(1) Diluted Loss Per Share	$(267)	$(1,102)	$ (591)
Weighted-average shares outstanding and common share equivalents(2)	575	577	582
Diluted Loss Per Share	$ (.46)	$ (1.91)	$(1.02)
Diluted Share Computation

Weighted-average common shares outstanding
Weighted-average 5% Convertible Senior Note shares outstanding
Weighted-average 1.625% Convertible Senior Note shares outstanding
Weighted-average stock options outstanding, net

	575 - - -	577 - - -	582 - - -
Weighted-average shares outstanding and common share equivalents(2)	575	577	582

(1)

If the fiscal years ended March 31, 2003 and 2002 had resulted in net income and had the common share equivalents for the 5% Convertible Senior Notes (27 million shares) issued in March 2002 and the 1.625% Convertible Senior Notes (23 million shares) issued in December 2002 (collectively, the Notes) been dilutive, interest expense related to the Notes would have been added back to the net income in order to calculate diluted earnings per share.  The related interest expense, net of tax, for the years ended March 31, 2003 and 2002 totaled approximately $26 million and less than $1 million, respectively.

(2)

For all fiscal years presented, common share equivalents (the Notes and stock options) are not included since their effect would be antidilutive.  If the 12 month periods ended March 31, 2003, 2002, and 2001 had resulted in net income and dilution, the weighted-average shares outstanding and common share equivalents would have been 612 million, 591 million, and 592 million, respectively.

Reclassifications: Certain prior year's balances have been reclassified to conform with the current year's presentation.

Contributions made in advance to the Company's employee defined contribution plan have historically been offset against current liabilities.  The March 31, 2002 balance of $17 million has been reclassified from the "Accrued expenses and other current liabilities" line item to the "Other current assets" line item on the Consolidated Balance Sheets to conform to the March 31, 2003 presentation.

Back to Index

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 1 - Significant Accounting Policies (Continued)

In accordance with SFAS No. 142, the carrying value of goodwill has been shown as a separate line item on the Consolidated Balance Sheets.  As such, the balance of other intangible assets of $352 million at March 31, 2002 has been reclassified from the "Goodwill" line item to the "Other noncurrent assets" line item on the Consolidated Balance Sheets to conform to the March 31, 2003 presentation.

Also in accordance with SFAS No. 142, the $80 million goodwill impairment charge in fiscal year 2003 has been shown as a separate line item on the Consolidated Statements of Operations.  The $59 million impairment charge recorded in the prior fiscal year (see Note 2) included a goodwill impairment charge of $31 million.  This amount has been reclassified from the "SG&A" line item to the "Goodwill impairment" line item on the Consolidated Statements of Operations to conform to the March 31, 2003 presentation.

Note 2 - Acquisitions and Divestitures

In April 2002, the Company completed the divestiture of certain non-core assets to SSA Global Technologies, Inc. (SSA).  These assets consisted principally of the Company's supply-chain management, financial management, and human resource management software product groups operating under the name interBiz™.  Of the $25 million selling price, approximately $12 million was received in the quarter ended June 30, 2002.  In January 2003, an agreement was reached to offset the remaining selling price SSA owed to the Company against obligations the Company owed to SSA.  These interBiz operations generated approximately $82 million of revenue and $90 million of direct expenses for fiscal year 2002 and $137 million of revenue and $144 million of direct expenses for fiscal year 2001.  As part of the transaction, net billed and unbilled accounts receivable and net deferred subscription revenue were reduced by approximately $25 million and $72 million, respectively.  Approximately 725 employees were transferred to SSA as part of this transaction.  Under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company recorded a $59 million, non-cash impairment charge to operations related to its investment in interBiz assets in March 2002.  The portion of the charge related to the capitalized software impairment of $28 million was included in the "SG&A" expense line item on the Consolidated Statements of Operations and the portion of the charge related to the goodwill impairment of $31 million was included in the "Goodwill impairment" line item on the Consolidated Statements of Operations.

In October 2002, the Company completed the divestiture of its banking products group, the remaining product group of interBiz, to a third party.  Proceeds from the divestiture totaled approximately $8 million, which was received in the quarter ended December 31, 2002.  Prior to the divestiture, the banking products group generated approximately $12 million of revenue and $7 million of direct expenses for fiscal year 2003, approximately $12 million of revenue and $10 million of direct expenses for fiscal year 2002, and approximately $11 million revenue and $14 million of direct expenses for fiscal year 2001.  As part of the transaction, net billed and unbilled accounts receivable and net deferred subscription revenue were reduced by approximately $12 million and $18 million, respectively.  Approximately 80 employees were transferred to the acquirer as part of this transaction.

In October 2000, the Company completed the sale of the Federal Systems Group (FSG), a provider of government consulting services, for approximately $150 million in cash.  FSG was a division of Sterling Software, Inc. (Sterling).  The Company purchased Sterling on March 31, 2000.  Sterling was a developer and provider of systems management, business intelligence, and application development software products and services, as well as a supplier of specialized IT services for sectors of the federal government.  Since the Company did not note the occurrence of any events or trends that would have impacted the fair value of FSG since the purchase of Sterling, the Company viewed the selling price of FSG as an indicator of its fair value and adjusted the allocation of Sterling's purchase price.  As a result, no gain or loss was recorded on the sale.

On May 28, 1999, the Company acquired PLATINUM technology International, inc. (PLATINUM).  PLATINUM was engaged in providing software products in the areas of database management, eBusiness, application infrastructure management, decision support, data warehousing, and knowledge management, as well as Year 2000 reengineering and other consulting services.

During fiscal years 2003, 2002, and 2001, the Company acquired certain consulting businesses and product technologies, which, individually and collectively, were not material to the consolidated financial statements taken as a whole.  The Consolidated Statements of Operations reflect the results of operations of the companies since the effective dates of the acquisitions.

Back to Index

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 2 - Acquisitions and Divestitures (Continued)

Liabilities related to acquisitions consist of the following:
	Sterling		PLATINUM		Other
	Duplicate		Duplicate		Duplicate
	Facilities &	Employee	Facilities &	Employee	Facilities &	Employee
	Other Costs	Costs	Other Costs	Costs	Other Costs	Costs
(in millions)
Balance as of March 31, 2001 Settlements Adjustments Balance as of March 31, 2002 Settlements Adjustments Balance as of March 31, 2003	$100 (22) - $ 78 (27) (10) $ 41	$ 27 (5) (16) $ 6 (1) - $ 5	$ 99 (25) (23) $ 51 (14) (8) $ 29	$ 45 (15) (3) $ 27 (9) (1) $ 17	$ 23 (5) (12) $ 6 (2) - $ 4	$13 (5) (7) $ 1 - - $ 1

The employee costs relate to involuntary termination benefits and the duplicate facilities and other costs relate to operating leases, which are actively being renegotiated and expire at various times through 2010, negotiated buyouts of the operating lease commitments, and other contractually related liabilities.  The fiscal year 2001 Sterling and PLATINUM adjustments represent changes in the exit plan from its formulation until its finalization less than one year from the completion of the respective acquisition.  The remaining acquisition adjustments, which resulted in a reduction to the corresponding liability and related goodwill, represent reductions due to the settlement of obligations at amounts less than those originally estimated.  The remaining liability balances are included in the "Accrued expenses and other liabilities" line item on the Consolidated Balance Sheets.

Note 3 - Marketable Securities

The following is a summary of marketable securities classified as available-for-sale:
	Year Ended March 31,
	2003	2002
Debt/Equity Securities:	(in millions)
Cost Gross unrealized gains Gross unrealized losses Estimated fair value	$91 2 (2) $91	$91 1 (5) $87

There were no realized gains or losses for the fiscal years ended March 31, 2003, 2002, or 2001.  For the fiscal year ended March 31, 2003, the Company recorded an approximate $11 million loss due to an other-than-temporary decline in the fair value of various equity investments, which was included in the "SG&A" line item on the Consolidated Statements of Operations.

The estimated fair value of debt and equity securities is based upon published closing prices of those securities as of March 31, 2003.  For debt securities, amortized cost is classified by contractual maturity.  Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.
March 31, 2003
Cost	Estimated Fair Value
Debt securities, which are recorded at market, maturing:	(in millions)

   Within one year or less
   Between one and three years
   Between three and five years
      Debt securities, which are recorded at market
Equity securities, which are recorded at market
      Total marketable securities

	$36 40 10 86 5 $91	$36 42 10 88 3 $91

Back to Index

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 4 - Segment and Geographic Information

The Company's chief operating decision-maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenue, by geographic region, for purposes of assessing financial performance and making operating decisions. Accordingly, the Company considers itself to be operating in a single industry segment.  The Company is principally engaged in the design, development, marketing, licensing, and support of integrated enterprise computer software products operating on a wide range of hardware platforms and operating systems.  The Company does not manage its business by solution or focus area and therefore does not maintain its revenue on such a basis.

The following table presents information about the Company by geographic area for the fiscal years ended March 31, 2003, 2002, and 2001:
United States	Europe(a)	Other(a)	Eliminations	Total
(in millions)
March 31, 2003
Revenue:
To unaffiliated customers Between geographic areas(b) Total Revenue	$1,814 302 2,116	$828 - 828	$474 - 474	$	- (302 (302	) )	$3,116 - 3,116

Property and equipment, net Identifiable assets Total liabilities	477 10,571 6,652	164 795 332	24 412 431		- (724 (724	) )	665 11,054 6,691
March 31, 2002
Revenue:
To unaffiliated customers Between geographic areas(b) Total Revenue	$1,847 247 2,094	$667 - 667	$450 - 450	$	- (247 (247	) )	$2,964 - 2,964

Property and equipment, net Identifiable assets Total liabilities	541 11,210 6,801	151 671 501	26 487 449		- (125 (125	) )	718 12,243 7,626
March 31, 2001
Revenue:
To unaffiliated customers Between geographic areas(b) Total Revenue	$2,730 311 3,041	$832 - 832	$628 - 628	$	- (311 (311	) )	$4,190 - 4,190

Property and equipment, net Identifiable assets Total liabilities	602 13,840 7,922	160 592 738	32 463 455		- (442 (442	) )	794 14,453 8,673

(a)

The Company operates through branches and wholly-owned subsidiaries in Canada and in 45 other foreign countries located in the Middle East (1), Africa (2), South America (7), Asia/Pacific (13), and Europe (22).  Revenue is allocated to a geographic area based on the location of the sale.

(b)	Represents royalties from foreign subsidiaries determined as a percentage of certain amounts invoiced to customers.

No single customer accounted for 10% or more of total revenue for the fiscal years ended March 31, 2003, 2002, or 2001.

Note 5 - Trade and Installment Accounts Receivable

The Company uses installment license agreements as a standard business practice and has a history of successfully collecting primarily all amounts due under the original payment terms without making concessions on payments, software products, maintenance, or professional services.  Net trade and installment accounts receivable is composed of the total committed amounts due from customers throughout the license term pursuant to such agreements.  These accounts receivable balances exclude unamortized discounts based on imputed interest for the time value of money for license agreements under the prior business model, unearned revenue attributable to maintenance, deferred subscription revenue, unearned professional services contracted for in the license agreement, and allowances for doubtful accounts.  Deferred subscription revenue represents the deferred license agreement fees recorded under the Company's Business Model, which will amortize into revenue over the respective license agreement term.

Back to Index

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 5 - Trade and Installment Accounts Receivable (Continued)

Trade and installment accounts receivable consist of the following:
March 31,
2003	2002
(in millions)

Billed accounts receivable
Unbilled amounts due within the next 12 months - Business Model
Unbilled amounts due within the next 12 months - prior business model
Less: Allowance for doubtful accounts
Net amounts expected to be collected
Less: Unearned revenue - current
Net trade and installment accounts receivable - current

$ $	835 1,284 1,020 (190 2,949 (1,095 1,854	) )	$ $	1,011 790 1,535 (353 2,983 (1,158 1,825	) )

Unbilled amounts due beyond the next 12 months - Business Model
Unbilled amounts due beyond the next 12 months - prior business model
Less: Allowance for doubtful accounts
Net amounts expected to be collected
Less: Unearned revenue - noncurrent
Net installment accounts receivable - noncurrent

$ $	1,210 1,807 (85 2,932 (2,413 519	) )	$ $	1,565 2,730 (60 4,235 (2,669 1,566	) )

As of March 31, 2003 and 2002, unearned revenue - current consists of unamortized discounts of $185 million and $288 million, respectively; unearned maintenance of $189 million and $290 million, respectively; deferred subscription revenue of $688 million and $522 million, respectively; and unearned professional services of $33 million and $58 million, respectively.

As of March 31, 2003 and 2002, unearned revenue - noncurrent consists of unamortized discounts of $250 million and $417 million, respectively; unearned maintenance of $173 million and $333 million, respectively; and deferred subscription revenue of $1.990 billion and $1.919 billion, respectively.

Unbilled amounts under the Company's Business Model are generally collectible over one to five years.  As of March 31, 2003, on a cumulative basis, approximately 51%, 85%, 93%, 96%, and 98% of amounts due from customers recorded under the Company's Business Model come due within fiscal years ended 2004 through 2008, respectively.

Unbilled amounts under the prior business model are generally collectible over three to six years.  As of March 31, 2003, on a cumulative basis, approximately 36%, 61%, 75%, 83%, and 88% of amounts due from customers recorded under the prior business model come due within fiscal years ended 2004 through 2008, respectively.

The provision for doubtful accounts for the fiscal years ended March 31, 2003, 2002, and 2001 was $68 million, $233 million, and $235 million, respectively, and is included in the "SG&A" line item on the Consolidated Statements of Operations.

The Company's estimate of the fair value of net installment accounts receivable recorded under the prior business model approximates carrying value since it is net of discounts, unearned contractual obligations, and an allowance for doubtful accounts.  The fair value of the unbilled amounts recorded under the Company's Business Model (unbilled amounts due less deferred subscription revenue) may have a fair value greater than that reported in the balance sheet.  Currently, amounts due from customers under the Company's Business Model are offset by unearned revenue related to these license agreements, leaving no or minimal net carrying value on the balance sheet for such amounts.  The fair value may actually exceed this carrying value but cannot be practicably assessed since there is no existing market for a pool of customer receivables with such contractual commitments similar to that of the Company's.  The actual fair value may not be known until these amounts are sold, securitized, or collected.  Although these customer license agreements commit the customer to payment under a fixed schedule, the agreements are considered executory in nature due to the ongoing commitment to provide "unspecified future deliverables" as part of the agreement terms.

Note 6 - Debt

Credit Facilities

As of March 31, 2003, the Company's committed bank credit facilities consisted of a $400 million, four-year unsecured bank revolving credit facility expiring on May 30, 2003 (the 1999 Revolver) and a new $440 million, unsecured bank revolving credit facility expiring on January 31, 2005 (the 2002 Revolver).  As of March 31, 2002, the outstanding balance on the Company's bank credit facilities included $600 million related to the 1999 Revolver and $600 million related to a term loan which expires May 2003 (the 1999 Term Loan).

Back to Index

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 6 - Debt (Continued)
March 31,
	2003		2002
	Maximum	Outstanding	Maximum	Outstanding
	Available	Balance	Available	Balance
(in millions)
1999 Revolver 1999 Term Loan 2002 Revolver	$400 - 440	$350 - -	$1,000 - -	$600 600 -

On December 31, 2002, the Company entered into the 2002 Revolver agreement with a maximum available borrowing capacity of $400 million.  During the quarter ending March 31, 2003, the 2002 Revolver was increased to $440 million, and then in April 2003 it was further increased to a total capacity of $460 million.  No amount was drawn under the 2002 Revolver as of March 31, 2003.  The interest rates on the 2002 Revolver are determined based on a ratings grid, which applies a margin to the prevailing London InterBank Offered Rate (LIBOR).  The Company capitalized the initial transaction fees associated with the 2002 Revolver, which totaled approximately $6 million.  These fees are being amortized over the term of the 2002 Revolver in the "Interest expense, net" line item on the Consolidated Statements of Operations.

Effective December 31, 2002, the Company reduced the maximum available borrowing capacity under the 1999 Revolver from $1 billion to $400 million.  In April 2002, the Company repaid $250 million of the $600 million outstanding balance as of March 31, 2002.  As of March 31, 2003, $350 million remained outstanding under the 1999 Revolver at an effective interest rate of approximately 3.08%.

During fiscal year 2003, the Company also repaid the entire $600 million balance outstanding as of March 31, 2002 on the 1999 Term Loan.  The Company repaid $257 million of the balance of the 1999 Term Loan on December 31, 2002 in advance of the first quarter of fiscal year 2004 due date.

The Company is required to maintain certain financial ratios in connection with its bank credit facilities. Covenant calculations are based upon maintaining ratios of cash generated from operations to interest expense and total debt, in addition to a net worth covenant, all of which are defined within the respective credit agreements.  The Company is in compliance with all such covenants as of March 31, 2003.

Senior Note Obligations

As of March 31, 2003 and 2002, the Company had the following unsecured, fixed-rate interest, senior note obligations outstanding:
March 31,
2003	2002
(in millions)

6.770% Senior Notes due April 2003
6.250% Senior Notes due April 2003
6.375% Senior Notes due April 2005
5.000% Convertible Senior Notes due March 2007
6.500% Senior Notes due April 2008
1.625% Convertible Senior Notes due December 2009

$ 64 412 825 660 350 460	$128 575 825 660 350 -

In December 2002, the Company issued $460 million of unsecured 1.625% Convertible Senior Notes (1.625% Notes), due December 15, 2009.  The 1.625% Notes were issued to the initial purchasers pursuant to a private placement under Section 4(2) of the Securities Act of 1933, as amended (the Securities Act) and subsequently resold to Qualified Institutional Buyers in reliance on Rule 144A and Regulation S of the Securities Act.  The Company capitalized the initial transaction fees associated with the 1.625% Notes, which totaled approximately $12 million.  These fees are being amortized over the period through maturity of the 1.625% Notes in the "Interest expense, net" line item on the Consolidated Statements of Operations.

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

Back to Index

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 6 - Debt (Continued)

The Company may redeem the 1.625% Notes only at the maturity date of December 15, 2009.  The Company intends to file a registration statement with respect to the 1.625% Notes and the common stock issuable upon conversion of the 1.625% Notes.

Concurrent with the issuance of the 1.625% Notes, the Company entered into call spread repurchase option transactions (1.625% Notes Call Spread).  The entire 1.625% Notes Call Spread purchase price of $73 million has been charged to Stockholders' Equity.  Under the terms of the 1.625% Notes Call Spread, the Company has the option to receive (i) outstanding shares equivalent to the number of shares that may be issued if all of the 1.625% Notes are converted into shares (22.954 million shares) upon payment of an exercise price of $20.04 per share (aggregate of $460 million); or (ii) a net cash settlement, net share settlement or a combination, whereby the Company will receive cash or shares equal to the increase in the market value of the 22.954 million shares from the aggregate value at the $20.04 exercise price (aggregate of $460 million), subject to the upper limit of $30.00 discussed below.  The 1.625% Notes Call Spread can be exercised during December 2009 at an exercise price of $20.04 per share.  To limit the cost of the 1.625% Notes Call Spread, an upper limit of $30.00 per share has been set such that if the price of the common stock is above that limit at the time of exercise, the number of shares eligible to be purchased will be proportionately reduced based on the amount the common share price exceeds $30.00 at the time of exercise.  The 1.625% Notes Call Spread is intended to give the Company the option at the maturity date to eliminate dilution as a result of the 1.625% Notes being converted to common shares, up to the $30.00 price per common share, and to mitigate dilution if the share price exceeds $30.00 at that time.  The 1.625% Notes Call Spread was provided by two leading banking institutions.

In fiscal year 2002, the Company issued $660 million of unsecured 5% Convertible Senior Notes, due March 15, 2007 (5% Notes), in a transaction pursuant to Rule 144A.  The 5% Notes are senior unsecured indebtedness and rank equally with all existing senior unsecured indebtedness.  The Company capitalized the initial transaction fees associated with the 5% Notes, which totaled approximately $16 million.  These fees are being amortized over the period through maturity of the 5% Notes in the "Interest expense, net" line item on the Consolidated Statements of Operations.  Concurrent with the issuance of the 5% Notes, the Company entered into a call spread repurchase option transaction (5% Notes Call Spread).  The option purchase price of the 5% Notes Call Spread was $95 million.  The entire purchase price of $95 million was charged to Stockholders' Equity.  Under the terms of the 5% Notes Call Spread, the Company has the option to purchase outstanding shares equivalent to the number of shares that may be issued if all of the 5% Notes are converted into shares (27.116 million shares), thereby mitigating dilution to stockholders.  The 5% Notes Call Spread can be exercised at the three-year anniversary of the issuance of the 5% Notes at an exercise price of $24.83 per share.  To limit the cost of the 5% Notes Call Spread, an upper limit of $36.60 per share has been set such that if the price of the common stock is above that limit at the time of exercise, the number of shares eligible to be purchased will be proportionately reduced based on the amount the common share price exceeds $36.60 at the time of exercise.

Debt ratings for the Company's senior unsecured notes and bank credit facilities are BBB+ and Baa2 from Standard & Poor's and Moody's Investors Service, respectively.  In addition, these rating agencies have a current outlook of negative.

During fiscal year 2003, the Company repurchased $163 million of the 6.25% Senior Notes due April 15, 2003 at a discount.  The repurchases resulted in a total gain of approximately $3 million.  The gain was included in the "Interest expense, net" line item on the Consolidated Statements of Operations.  The balances of the 6.25% and 6.77% senior notes were both repaid in April 2003 with cash on hand as of March 31, 2003.

Other
March 31,
	2003		2002
	Maximum	Outstanding	Maximum	Outstanding
	Available	Balance	Available	Balance
(in millions)
Commercial paper International line of credit Other	$400 3 -	$- - 5	$1,000 51 -	$82 15 7

Back to Index

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 6 - Debt (Continued)

The Company has a $400 million commercial paper (CP) program with no borrowings outstanding as of March 31, 2003.  The CP program, rated A-2 by Standard & Poor's and P-2 by Moody's Investors Service, provides for the issuance of CP not to exceed 270 days.  As of March 31, 2002, the Company had $82 million of CP outstanding bearing interest approximating 2.37%.  During fiscal year 2003, the Company repaid the $82 million outstanding and also reduced the maximum available borrowing capacity from $1 billion to $400 million.  Any future issuances of CP will be supported by cash and marketable securities on hand and undrawn amounts available under the 2002 Revolver.

The Company has a $3 million unsecured and uncommitted multi-currency line of credit available to meet short-term working capital needs for subsidiaries operating outside the United States.  No amount was drawn under this credit line as of March 31, 2003.  The Company reduced the maximum available borrowing capacity from $51 million, of which $15 million was drawn, as of March 31, 2002.

As of March 31, 2003 and 2002, the Company had various other debt obligations outstanding, which approximated $5 million and $7 million, respectively.

The Company conducts an ongoing review of its capital structure and debt obligations as part of its risk management strategy. As of March 31, 2003, the fair value of the Company's debt was approximately $95 million more than its carrying value.

Interest expense for the fiscal years ended March 31, 2003, 2002, and 2001 was $193 million, $249 million, and $370 million, respectively.

The maturities of outstanding debt for the next five fiscal years are as follows:
	Year Ended March 31,
	2004	2005	2006	2007	2008
	(in millions)
Amount due	$828	$1	$825	$661	$1

Note 7 - Commitments and Contingencies

The Company leases real estate and certain data processing and other equipment with lease terms expiring through 2023. The leases are operating leases and generally provide for renewal options and additional rentals based on escalations in operating expenses and real estate taxes.  The Company has no material capital leases.

Rental expense under operating leases for the fiscal years ended March 31, 2003, 2002, and 2001, was $217 million, $220 million, and $238 million, respectively.  Future minimum lease payments are: 2004 - $164 million; 2005 - $141 million; 2006 - $119 million; 2007 - $101 million; 2008 - $88 million; and thereafter - $133 million.  These future minimum lease payments include sublease income of: 2004 - $27 million; 2005 - $21 million; 2006 - $17 million; 2007 - $14 million; 2008 - $13 million; and thereafter - $24 million.

The Company has commitments to invest approximately $5 million in connection with joint venture agreements.

In prior fiscal years, the Company sold individual accounts receivable under the prior business model to an external third party subject to certain recourse provisions.  These amounts subject to recourse approximated $141 million and $218 million as of March 31, 2003 and 2002, respectively.

The Company, the former Chairman of the Company, Charles B. Wang, Sanjay Kumar, and Russell M. Artzt are defendants in a number of stockholder class action lawsuits, the first of which was filed July 23, 1998, alleging that a class consisting of all persons who purchased the Company's common stock during the period January 20, 1998 until July 22, 1998 were harmed by misleading statements, misrepresentations, and omissions regarding the Company's future financial performance.  These cases, which seek monetary damages, have been consolidated into a single action in the United States District Court for the Eastern District of New York, the proposed class has been certified, and discovery is substantially complete.  Additionally, in February and March 2002, a number of stockholder lawsuits were filed in the U.S. District Court for the Eastern District of New York against the Company and Messrs. Wang, Kumar, Ira H. Zar, the Company's Chief Financial Officer, and in one instance Mr. Artzt.  The lawsuits generally allege, among other things, that the Company made misleading statements of material fact or omitted to state material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading in connection with the Company's financial performance.  Each of the named individual plaintiffs in the 2002 lawsuits seeks to represent a class consisting of purchasers of the Company's common stock and call options and sellers of put options for the period May 28, 1999 through February 25, 2002.  The 2002 cases have been consolidated, and the Company's former independent auditor, Ernst & Young LLP, has been named as a defendant, but class action status has not yet been

Back to Index

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 7 - Commitments and Contingencies (Continued)

certified and discovery has not been taken.  In addition, in November 2002, a class action lawsuit captioned Dana L. King v. Computer Associates International, Inc., et al. was filed in the U.S. District Court for the Eastern District of New York.  The complaint in this matter, a purported class action on behalf of the Computer Associates Savings Harvest Plan (the CASH Plan) and the participants and beneficiaries of the CASH Plan for a class period running from March 30, 1998 through November 25, 2002, asserts claims of breach of fiduciary duty under ERISA, the federal Employee Retirement Security Act.  The named defendants are the Company, the Company's Board of Directors, the CASH Plan, the Administrative Committee of the CASH Plan, and the following current or former employees and/or Board members of the Company: Charles B. Wang; Sanjay Kumar; Ira Zar; Russell M. Artzt; Willem F.P. de Vogel; Irving Goldstein (now deceased); Richard A. Grasso; Shirley Strum Kenny; Alfonse M. D'Amato; Roel Pieper; Lewis S. Ranieri; Linus W. L. Cheung; Jay W. Lorsch; Robert E. La Blanc; Alex Serge Vieux; Thomas H. Wyman (now deceased); and various unidentified alleged fiduciaries of the CASH Plan.  The complaint alleges that the defendants breached their fiduciary duties by causing the CASH Plan to invest in Company securities and seeks damages in an unspecified amount.  No response to the complaint is due until questions regarding the standing of the named plaintiff have been resolved.  Although the ultimate outcome and liability, if any, cannot be determined, the Company believes that the facts do not support the claims in these lawsuits and that the Company and its officers and directors have meritorious defenses.  In the opinion of management, resolution of these lawsuits is not expected to have a material adverse effect on the financial position of the Company.  In the event of an unfavorable resolution of any of these matters, however, the Company's earnings and cash flows in one or more periods could be materially adversely affected.

As previously reported, the Company has been providing documents and other information to the United States Attorney's Office for the Eastern District of New York and the staff of the Northeast Regional Office of the Securities and Exchange Commission in connection with an ongoing investigation concerning certain of the Company's accounting practices.  At this point, the Company cannot predict the scope or outcome of the inquiry, which may include the institution of administrative, civil injunctive or criminal proceedings, the imposition of fines and penalties, suspensions or disbarments from government contracts, or other remedies and sanctions.  The Company also cannot predict what impact, if any, the inquiry may have on its results of operations or financial condition.

Two derivative lawsuits have been filed against certain current and former directors of the Company, which are based on essentially the same allegations as those contained in the February and March 2002 stockholder lawsuits (discussed above).  The first action was commenced in April 2002 in Delaware Chancery Court and alleges that certain former and current directors of the Company (except Messrs. Kenneth Cron, Robert E. La Blanc, Jay W. Lorsch, Walter P. Schuetze, and Alex Serge Vieux) breached their fiduciary duties resulting in alleged damages to the Company of an unspecified amount.  The second derivative lawsuit was commenced in June 2002, in New York State Supreme Court, Suffolk County, against certain former and current directors of the Company (except Messrs. Cron, La Blanc, Lorsch, Schuetze, and Vieux), as well as Ernst & Young LLP and KPMG LLP (the Company's former and current independent auditor, respectively).  This second action, which alleged claims similar to those alleged in the derivative action pending in Delaware Chancery Court, also alleged that certain management director defendants sold common stock of the Company during the period June 1999 through February 2002 while in possession of material non-public information concerning the Company.  This second action was dismissed without prejudice in or about November 2002.  Thereafter, the complaint in the derivative action pending in Delaware Chancery Court was amended to withdraw claims against one former director, Mr. Linus Wing Lam Cheung, and add allegations of insider trading by certain management director defendants.  The amended complaint in the derivative action pending in Delaware Chancery Court alleges breach of fiduciary duties and misappropriation of confidential, material information and seeks an accounting and recovery of an unspecified amount of damages, including recovery of the profits allegedly realized from the sale of common stock of the Company.

In July 2002, two derivative lawsuits against the current directors of the Company, and certain former directors, were filed in the Chancery Court in Delaware.  These lawsuits concern the payment to and standstill agreement with Sam Wyly and Ranger Governance Ltd. (Ranger) pursuant to which they agreed not to engage in a proxy contest with the Company for five years, and Mr. Wyly's non-compete agreement with the Company was extended.  The lawsuits generally allege breach of fiduciary duties, waste and misappropriation of corporate assets, and damages to the Company in an unspecified amount.

The Company, various subsidiaries, and certain current and former officers have been named as defendants in various other claims and lawsuits arising in the normal course of business.  The Company believes that it has meritorious defenses in connection with such claims and lawsuits and intends to vigorously contest each of them.  In the opinion of the Company's management, the results of these other claims and lawsuits, either individually or in the aggregate, are not expected to have a material effect on the Company's results of operations, financial position, or cash flows.

Back to Index

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 8 - Income Taxes

The amounts of (loss) income before (benefit) provision for income taxes attributable to domestic and foreign operations are as follows:
Year Ended March 31,
2003	2002	2001
(in millions)
Domestic Foreign	$ $	(448 85 (363	) )	$ $	(1,166 (219 (1,385	) ) )	$ $	(344 (322 (666	) ) )

The (benefit) provision for income taxes consists of the following:
Year Ended March 31,
2003	2002	2001
(in millions)
Current:
Federal State Foreign		$282 25 90 397			$186 19 56 261			$204 20 51 275

Deferred:
Federal State Foreign		$(399 (39 (55 (493	) ) ) )		$(401 (41 (102 (544	) ) ) )		$(169 (14 (167 (350	) ) ) )

Total:
Federal State Foreign	$ $	(117 (14 35 (96	) ) )	$ $	(215 (22 (46 (283	) ) ) )	$ $	35 6 (116 (75	) )

The (benefit) provision for income taxes is reconciled to the tax (benefit) provision computed at the federal statutory rate as follows:
Year Ended March 31,
2003	2002	2001
(in millions)
Tax benefit at U.S. federal statutory rate Increase in tax expense resulting from:	$(127)		$(485)		$(233)
Goodwill impairment Non-deductible amortization of excess cost over	28		-		-
net assets acquired Effect of international operations, including foreign	-		186		177
export benefit State taxes, net of federal tax benefit Valuation allowance Other, net	$(15 (9 17 10 (96	) ) )	$(4 (12 21 11 (283	) ) )	$(25 4 - 2 (75	) )

Deferred income taxes reflect the impact of temporary difference between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes.  The tax effects of the temporary differences are as follows:

Back to Index

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 8 - Income Taxes (Continued)
March 31,
2003	2002
(in millions)
Deferred tax assets Valuation allowance Total deferred tax assets Deferred tax liabilities:	$ $	110 (38 72	$ ) $	141 (21 120)
Modified accrual basis accounting and other Purchased software Total deferred tax liabilities	$ $	441 417 858	$ $	842 552 1,394
Net deferred tax liability		$786		$1,274

Deferred tax assets primarily relate to acquisition liabilities, such as duplicate facility, employee severance and other costs, foreign net operating losses (NOLs), and the recognition of subscription revenue pursuant to the Company's Business Model.  Foreign NOLs totaled approximately $214 million and $185 million as of March 31, 2003 and 2002, respectively.  These NOLs generally expire between 2004 and 2014.  A valuation allowance on the net deferred tax assets of $72 million was not established in the year ended March 31, 2003 for certain acquisition liabilities and NOLs since management believes it is more likely than not that such amounts will be realized.

No provision has been made for federal income taxes on unremitted earnings of the Company's foreign subsidiaries (approximately $344 million of earnings as of March 31, 2003), since the Company plans to permanently reinvest all such earnings.

Note 9 - Stock Plans

The Company has a 1987 Non-Statutory Stock Option Plan (the 1987 Plan) pursuant to which options to purchase up to 17 million shares of Common Stock of the Company could be granted to select officers and key employees of the Company.  Pursuant to the 1987 Plan, the exercise price shall not be less than the fair market value (FMV) of each share at the date of grant.  The option period shall not exceed 12 years.  Options granted thereunder may be exercised in annual increments commencing one year after the date of grant and become fully exercisable after five years.  The 1987 Plan expired on March 24, 2002.  Therefore, from and after that date no new options can be granted under the 1987 Plan.  All of the 337,500 options which are outstanding under the 1987 Plan are exercisable as of March 31, 2003.  These options are exercisable at $2.26 - $4.26 per share.

The Company's 1991 Stock Incentive Plan (the 1991 Plan) provides that stock appreciation rights and/or options, both qualified and non-statutory, to purchase up to 67.5 million shares of Common Stock of the Company may be granted to employees (including officers of the Company).  Options granted thereunder may be exercised in annual increments commencing one year after the date of grant and become fully exercisable after five years.  All options expire 10 years from date of grant unless otherwise terminated.  Shares terminated that were unexercised are available for reissuance.  As of March 31, 2003, no stock appreciation rights have been granted under this plan and 70.9 million options have been granted, including options issued that were previously terminated due to employee forfeitures.  As of March 31, 2003, 21.4 million of the 31.5 million options which were outstanding under the 1991 Plan were exercisable.  These options are exercisable at $7.59 - $74.69 per share.

The 1993 Stock Option Plan for Non-Employee Directors (the 1993 Plan) provides for non-statutory options to purchase up to a total of 337,500 shares of Common Stock of the Company to be available for grant to each member of the Board of Directors who is not otherwise an employee of the Company.  Pursuant to the 1993 Plan, the exercise price shall be the FMV of the shares covered by the option at the date of grant.  The option period shall not exceed 10 years, and each option may be exercised in whole or in part on the first anniversary date of its grant.  As of March 31, 2003, 222,750 options have been granted under this plan.  As of March 31, 2003, all of the 13,500 options which are outstanding under the 1993 Plan are exercisable.  These options are exercisable at $32.38 - $51.44 per share.

The 2001 Stock Option Plan (the 2001 Plan) was effective as of July 1, 2001.  The 2001 Plan provides that non-statutory and incentive stock options to purchase up to 7.5 million shares of Common Stock of the Company may be granted to select employees and consultants.  All options expire 10 years from the date of grant unless otherwise terminated.  As of March 31, 2003, 6.5 million options have been granted.  These options are exercisable in annual increments commencing one year after the date of grant and become fully exercisable after three years.  As of March 31, 2003, 1.7 million of the 6.2 million options outstanding are exercisable.  These options are exercisable at $21.89 - $23.50 per share.

Back to Index

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 9 - Stock Plans (Continued)

The 2002 Incentive Plan (the 2002 Plan) was effective as of April 1, 2002.  The 2002 Plan provides that annual performance bonuses, long-term performance bonuses, stock options, both non-qualified and incentive, restricted stock, and other equity-based awards to purchase up to 45 million shares of Common Stock of the Company may be granted to select employees and consultants.  In addition, any shares of Common Stock that were approved for issuance but not awarded under the 2001 Plan will be available for issuance under the 2002 Plan.  As of March 31, 2003, 1.3 million of such shares were available for future issuance.  All options expire 10 years from the date of grant unless otherwise terminated.  All options cannot be repriced pursuant to the provisions of the 2002 Plan.  As of March 31, 2003, 6.5 million options have been granted.  These options are exercisable in annual increments commencing one year after the date of grant and become fully exercisable after three years.  As of March 31, 2003, 6.5 million options are outstanding, none of which are exercisable.

The 2002 Compensation Plan for Non-Employee Directors (the 2002 Director Plan) was effective as of July 1, 2002.  The 2002 Director Plan provides for each director to receive annual director fees in the form of deferred shares and automatic grants to purchase 6,750 shares of Common Stock of the Company, up to a total of 650,000 shares to be granted to eligible Directors.  Pursuant to the 2002 Director Plan, the exercise price shall be the FMV of a share as of the date of grant.  The option period shall not exceed 10 years, and each option may be exercised in whole or in part on the day before the next succeeding annual meeting.  As of March 31, 2003, there were 54,000 options outstanding under the 2002 Director Plan, of which 6,750 options were exercisable at an exercise price of $11.04 per share.  As of March 31, 2003, a total of 32,696 deferred shares have been awarded to eligible Directors in connection with annual director fees.

As of March 31, 2003, 3.5 million of the 3.6 million options outstanding related to acquired companies' stock plans are exercisable at $3.27 - $53.36 per share.  Options granted under these acquired companies' plans become exercisable over periods ranging from one to five years and expire ten years from the date of grant.

The following table summarizes the activity under these plans (shares in millions):
2003		2002		2001
	Weighted- Average Exercise		Weighted- Average Exercise		Weighted- Average Exercise
Shares	Price	Shares	Price	Shares	Price
Beginning of year Granted Exercised Terminated End of year Options exercisable	46.9 8.6 (5.3) (2.0) 48.2	$28.83 16.06 5.82 33.06 28.74	48.5 4.5 (3.2) (2.9) 46.9	$28.71 21.90 12.40 32.88 28.83	47.6 11.1 (4.5) (5.7) 48.5	$28.39 27.01 9.93 37.28 28.71
at end of year	26.9	$31.19	25.5	$24.77	23.4	$20.72

Consistent with historical practice, all options granted in fiscal years 2003, 2002, and 2001 were at an exercise price equivalent to the FMV at the date of grant, except that of the 8.6 million shares granted in fiscal year 2003, 2.0 million shares were issued to senior management at a weighted-average exercise price that was 50% higher than the FMV on the date of grant.

The following table summarizes information about these plans as of March 31, 2003 (shares in millions):
	Options Outstanding			Options Exercisable
Weighted-
		Average	Weighted-
Range of		Remaining	Average		Weighted-
Exercise		Contractual	Exercise		Average
Prices	Shares	Life	Price	Shares	Exercise Price
$ 2.26 - 10.01 - 20.01 - 30.01 - 40.01 - 50.01 -	$10.00 20.00 30.00 40.00 50.00 74.69	1.8 10.8 20.1 6.4 3.1 6.0 48.2	0.7 years 6.9 years 6.9 years 4.4 years 4.5 years 6.3 years	$ 7.53 15.95 25.53 35.82 46.92 51.88	1.8 4.2 9.2 5.3 3.1 3.3 26.9	$ 7.53 19.30 25.95 35.68 46.99 52.04

Back to Index

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 9 - Stock Plans (Continued)

The Company maintains the Year 2000 Employee Stock Purchase Plan (the Purchase Plan) for all eligible employees.  Under the terms of the Purchase Plan, employees may elect to withhold between 1% and 25% of their base pay through regular payroll deductions, subject to Internal Revenue Code limitations.  Shares of the Company's Common Stock may be purchased at six-month intervals at 85% of the lower of the FMV on the first or the last day of each six-month period.  During fiscal years 2003, 2002, and 2001, employees purchased 1.3 million, 0.7 million, and 0.7 million shares, respectively, at average prices of $12.40, $21.91, and $25.21 per share, respectively.  As of March 31, 2003, 27.4 million shares were reserved for future issuance.

Under the 1998 Incentive Award Plan (the 1998 Plan), a total of four million Phantom Shares, as defined in the 1998 Plan, were available for grant to certain of the Company's employees from time to time through March 31, 2003.  Each Phantom Share is equivalent to one share of the Company's common stock.  Vesting, at 20% of the grant amount per annum, is contingent upon attainment of specific criteria, including an annual Target Closing Price (Price) for the Company's Common Stock and the participant's continued employment.  The Price is based on the average closing price of the Company's Common Stock on the New York Stock Exchange for the 10 days up to and including March 31 of each fiscal year.  The Price for the first tranche was met on March 31, 2000, and the Company began to recognize a non-cash charge over the employment period (approximately $2 million, $3 million, and $2 million for the fiscal years ended March 31, 2003, 2002, and 2001, respectively).  The Price was not met on March 31, 2003, 2002, or 2001 for the fourth, third, and second tranches, respectively.  If the remaining fifth tranche vests, the annual non-cash charge will increase.  Since the price of any future vested Phantom Shares is undetermined, any incremental expense is unknown.  As of March 31, 2003, 389,610 Phantom Shares have not been forfeited and are outstanding under the 1998 Plan.

Effective April 1, 2003, the Company will charge to expense the computed value of all newly granted stock options over the vesting period.  The options' fair value at the date of grant will be calculated using the fair value based methodology under SFAS No. 123, as amended by SFAS No. 148.

All stock plans of the Company have been approved by the stockholders.

Note 10 - Profit Sharing Plan

The Company maintains a defined contribution plan, the Computer Associates Savings Harvest Plan (CASH Plan), for the benefit of employees of the Company.  The CASH Plan is intended to be a qualified plan under Section 401(a) of the Internal Revenue Code of 1986 (the Code) and contains a qualified cash or deferred arrangement as described under Section 401(k) of the Code.  Pursuant to the CASH Plan, eligible participants may elect to contribute a percentage of their base compensation.  The matching contributions to the CASH Plan totaled approximately $12 million, $12 million, and $11 million for the fiscal years ended March 31, 2003, 2002, and 2001, respectively.  In addition, the Company may make discretionary contributions to the CASH Plan.  The discretionary contributions to the CASH Plan totaled approximately $21 million, $24 million, and $24 million for the fiscal years ended March 31, 2003, 2002, and 2001, respectively.

Note 11 - Rights Plan

Each outstanding share of the Company's Common Stock carries a stock purchase right issued under the Company's Rights Agreement, dated June 18, 1991, as amended May 17, 1995, May 23, 2001, and November 9, 2001 (the Rights Agreement).  Under certain circumstances, each right may be exercised to purchase one one-thousandth of a share of Series One Junior Participating Preferred Stock, Class A, for $150.  Under certain circumstances, following (i) the acquisition of 20% or more of the Company's outstanding Common Stock by an Acquiring Person (as defined in the Rights Agreement), (ii) the commencement of a tender offer or exchange offer which would result in a person or group owning 20% or more of the Company's outstanding common stock, or (iii) the determination by the Company's Board of Directors and a majority of the Disinterested Directors (as defined in the Rights Agreement) that a 15% stockholder is an Adverse Person (as defined in the Rights Agreement), each right (other than rights held by an Acquiring Person or Adverse Person) may be exercised to purchase Common Stock of the Company or a successor company with a market value of twice the $150 exercise price.  The rights, which are redeemable by the Company at one cent per right, expire in November 2006.

Back to Index

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 12 - Subsequent Events

In connection with the restructuring of the U.S. channel sales organization and the combination of the pre and post sales technical organizations in April 2003, the Company announced that it will eliminate approximately 450 positions worldwide during the quarter ending June 30, 2003.  The Company will expense approximately $15 million of severance and other termination benefits in the first quarter of fiscal year 2004 related to the headcount reduction.

In April 2003, the Company received approximately $17 million in proceeds related to the sale of fixed assets.  Since the carrying value of the fixed assets was zero, the entire amount will result in a gain to be recorded in the quarter ending June 30, 2003.

Back to Index

SCHEDULE II

COMPUTER ASSOCIATES INTERNATIONAL, INC.
AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Additions
	Balance at	Charged to	Charged		Balance
	Beginning	Costs and	to Other		at End
Description	of Period	Expenses	Accounts(1)	Deductions(2)	of Period
(in millions)

Reserves and allowances deducted
  from assets to which they apply:

Allowance for doubtful accounts(3)
Year ended March 31, 2003 Year ended March 31, 2002 Year ended March 31, 2001	$ $ $	413 449 410	$ $ $	68 233 235	$ $ $	(45 - 21)	$ $ $	161 269 217	$ $ $	275 413 449
(1)	Reserves and adjustments thereto of acquired and divested operations.

(2)	Write-offs of amounts against allowance provided.

(3)	The Company expects the allowance for doubtful accounts to continue to decline as net installment accounts receivable under the prior business model are billed and collected over the remaining life.

Back to Index

Subsidiaries of the Registrant	Exhibit 21

Name of Subsidiary
ACCPAC International, Inc.
C.A. Computer Associates GmbH
C.A. Computer Associates India Private Limited
C.A. Computer Associates Israel Ltd.
C.A. Computer Associates S.A.
C.A. Foreign Spain S.L.
C.A. Foreign, Inc.
C.A. Islandia Realty, Inc.
CA Investment Holding, Inc.
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
Computer Associates International Limited
Computer Associates Japan Ltd.
Computer Associates Korea Ltd.
Computer Associates Bilgisayar Yazilim Pazarlama Ltd. Sti.
Computer Associates (M) Sdn. Bhd.
Computer Associates Middle East WLL
Computer Associates Maroc
Computer Associates Norway A/S
Computer Associates (N.Z.) Ltd.
Computer Associates Plc
Computer Associates B.V.
Computer Associates Pte. Ltd.
Computer Associates Pty. Ltd.
Computer Associates Real Estate BV
Computer Associates S.A.
Computer Associates S.A.
Computer Associates Scandinavia A/S
Computer Associates Africa (Pty.) Ltd.
Computer Associates S.p.A.
Computer Associates Sp. z o.o.
Computer Associates Sweden AB
Computer Associates Taiwan Ltd.
Computer Associates International (Thailand) Co. Ltd.
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

Back to Index