Form 10-Q
period 2003-06-30
COMPUTER ASSOCIATES INTERNATIONAL INC
filed 2003-07-23
CIK 356028

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑  Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2003

or

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
 Yes ☑     No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding
Common Stock	as of July 21, 2003
par value $.10 per share	578,869,660

 COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES

Back to Index

Part I.  FINANCIAL INFORMATION

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Stockholders
Computer Associates International, Inc.

We have reviewed the accompanying consolidated condensed balance sheet of Computer Associates International, Inc. and subsidiaries as of June 30, 2003, and the related consolidated condensed statements of operations and cash flows for the three month periods ended June 30, 2003 and 2002.  These consolidated condensed financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Computer Associates International, Inc. and subsidiaries as of March 31, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated May 9, 2003, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of March 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

New York, New York
July 22, 2003

Back to Index

Item 1:

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)

(in millions)

June 30,	March 31,
2003	2003

ASSETS
CURRENT ASSETS Cash and cash equivalents Marketable securities Trade and installment accounts receivable, net Other current assets TOTAL CURRENT ASSETS	$780 96 1,571 111 2,558	$1,421 91 1,854 127 3,493

Installment accounts receivable, due after one year, net	580	519
Property and equipment, net	656	665
Purchased software products, net	1,329	1,431
Goodwill, net	4,454	4,453
Other noncurrent assets, net	437	439

TOTAL ASSETS	$10,014	$11,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES Loans payable and current portion of long-term debt	$2	$828
Deferred subscription revenue (collected) - current	935	923
Other current liabilities	1,021	1,241
TOTAL CURRENT LIABILITIES Long-term debt, net of current portion	1,958 2,298	2,992 2,298
Deferred income taxes	780	792
Deferred subscription revenue (collected) - noncurrent	216	173
Deferred maintenance revenue	312	350
Other noncurrent liabilities	31	32
Stockholders' equity	4,419	4,363

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,014	$11,000

See Notes to the Consolidated Condensed Financial Statements.

Back to Index

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

(in millions, except per share amounts)

For the Three Months
Ended June 30,
2003	2002

REVENUE

Subscription revenue Software fees and other Maintenance Financing fees Professional services TOTAL REVENUE	$449 80 171 54 59 813	$314 95 205 86 65 765
OPERATING EXPENSES

Amortization of capitalized software costs	116	119
Cost of professional services	55	59
Selling, general and administrative	340	381
Product development and enhancements	168	165
Commissions and royalties	54	60
Depreciation and amortization of other intangibles	34	34

TOTAL OPERATING EXPENSES	767	818

Income (loss) before other expenses	46	(53)

Interest expense, net	31	47

Income (loss) before income taxes	15	(100)

Income taxes (benefit)	5	(35)

NET INCOME (LOSS)	$10	$(65)

BASIC EARNINGS (LOSS) PER SHARE	$.02	$(.11)

Basic weighted-average shares used in computation	578	578

DILUTED EARNINGS (LOSS) PER SHARE	$.02	$(.11)

Diluted weighted-average shares used in computation	580	578

See Notes to the Consolidated Condensed Financial Statements.

Back to Index

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

For the Three Months
Ended June 30,

	2003	2002

OPERATING ACTIVITIES:
Net income (loss)	$ 10	$ (65)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	150	153
Provision for deferred income taxes	(21)	(55)
Compensation expense related to stock and pension plans	21	24
(Increase) decrease in noncurrent installment accounts receivable, net	(64)	90
Increase (decrease) in deferred subscription revenue (collected) - noncurrent	39	(25)
Decrease in deferred maintenance revenue	(44)	(76)
Decrease in trade and current installment accounts receivable, net	329	327
(Decrease) increase in deferred subscription revenue (collected) -current	(13)	20
Gain on sale of assets, net	(15)	-
Changes in other operating assets and liabilities, excluding
effects of acquisitions and divestitures	(221)	(196)
NET CASH PROVIDED BY OPERATING ACTIVITIES	171	197

INVESTING ACTIVITIES:
Acquisitions of purchased software	(13)	(9)
Settlements of purchase accounting liabilities	(5)	(10)
Purchases of property and equipment, net	(7)	(4)
Proceeds from divestiture of assets	18	12
(Purchases) sales of marketable securities, net	(1)	2
Increase in capitalized software development costs and other	(10)	(10)
NET CASH USED IN INVESTING ACTIVITIES	(18)	(19)

FINANCING ACTIVITIES:
Debt repayments, net	(826)	(562)
Exercises of common stock options and other	9	9
Purchases of treasury stock	(4)	(16)
NET CASH USED IN FINANCING ACTIVITIES	(821)	(569)

DECREASE IN CASH AND CASH EQUIVALENTS BEFORE
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(668)	(391)

Effect of exchange rate changes on cash and cash equivalents	27	24

DECREASE IN CASH AND CASH EQUIVALENTS	(641)	(367)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,421	1,093

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 780	$ 726

See Notes to the Consolidated Condensed Financial Statements.

Back to Index

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2003

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K (Form 10-K) relating to Computer Associates International, Inc. and subsidiaries (the Company) for the fiscal year ended March 31, 2003.

Basis of Revenue Recognition: The Company derives revenue from licensing software products, providing customer technical support and professional services.  The Company licenses to customers the right to use its enterprise software products pursuant to software license agreements.  Since the Company recognizes subscription revenue from software license agreements evenly on a monthly basis, or "ratably," the timing and amount of such revenue recognized during an accounting period is determined by the duration and license agreement value reflected in each software license agreement.  Revenue from transactions completed through the Company's distributor, reseller and original equipment manufacturer partners is generally recognized when these partners sell the software products to their customers.  This is commonly referred to as the sell-through method.  For a detailed description of the Company's revenue recognition policy, refer to Note 1 of Form 10-K for the fiscal year ended March 31, 2003.

Business Model: In October 2000, the Company announced the shift to its existing Business Model (the Business Model) that offers customers greater flexibility to change how they can use and license the Company's software products as their businesses change.  Under the Business Model, customers can better manage the duration and dollar value of their software license agreements.  The Business Model also permits customers to change their software mix as their business and technology needs change.  The Company believes its Business Model improves the predictability of its revenue streams, since the Company recognizes subscription revenue ratably over the life of each software license agreement.  Under the Company's prior business model, and as is common practice in the software industry, license fees from license agreements were generally recorded up-front at the time the license agreement was signed and the software was delivered.

Statements of Cash Flows: For the three months ended June 30, 2003 and 2002, interest payments were $60 million and $80 million, respectively, and income taxes paid were $137 million and $73 million, respectively.

Cash Dividends: In May 2003, the Company's Board of Directors declared its regular, semi-annual cash dividend of $.04 per share.  The dividend totaled approximately $23 million and was paid on July 7, 2003 to stockholders of record on June 19, 2003.

Back to Index

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2003

Comprehensive Income: Comprehensive income includes unrealized gains on the Company's available-for-sale securities and foreign currency translation adjustments.  The components of comprehensive income, net of related tax, for the three month periods ended June 30, 2003 and 2002 are as follows:

For the Three Months
Ended June 30,
2003	2002
(in millions)
Net income (loss)	$10	$(65)
Unrealized gain on marketable securities, net of tax	2	-
Foreign currency translation adjustment	37	88
Total comprehensive income	$49	$23

Net Earnings (Loss) Per Share: Basic earnings (loss) per share and diluted loss per share are computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share is computed by dividing (i) the sum of net income and the after-tax amount of interest expense recognized in the period associated with Convertible Senior Notes that are dilutive by (ii) the sum of the weighted-average number of common shares outstanding for the period, plus dilutive common share equivalents.

For the Three Months
Ended June 30,
2003	2002
(in millions, except per share amounts)

Net income (loss) Interest expense associated with the Convertible Senior Notes, net of tax Numerator in calculation of diluted earnings (loss) per share	$10 - 10 (1)	$(65) - (65) (2)
Weighted-average shares outstanding and common share equivalents
Weighted-average common shares outstanding Weighted-average Convertible Senior Note shares outstanding Weighted-average stock options outstanding, net	578 - 2	578 - -
Denominator in calculation of diluted earnings (loss) per share	580 (3)	578 (4)

Diluted earnings (loss) per share	$.02	$(.11)

(1)

If for the three month period ended June 30, 2003 the common share equivalents for the 5% Convertible Senior Notes (27 million shares) issued in March 2002 and the 1.625% Convertible Senior Notes (23 million shares) issued in December 2002 (collectively, the Notes) had been dilutive, interest expense, net of tax, related to the Notes would have been added back to the net income in order to calculate diluted earnings per share.  The related interest expense, net of tax, for the three month period ended June 30, 2003 totaled approximately $6 million.

(2)

If the three month period ended June 30, 2002 had resulted in net income and had the common share equivalents for the 5% Convertible Senior Notes been dilutive, interest expense, net of tax, related to the 5% Convertible Senior Notes would have been added back to the net income in order to calculate diluted earnings per share.  The related interest expense, net of tax, for the three month period ended June 30, 2002 totaled approximately $5 million.

(3)

Common share equivalents related to the Notes are not included in the diluted share computation since their effect would be antidilutive.  If the three month period ended June 30, 2003 had resulted in dilution, the weighted-average shares outstanding and common share equivalents would have been 630 million.

(4)

Common share equivalents related to the 5% Convertible Senior Notes and stock options are not included in the diluted share computation since their effect would be antidilutive.  If the three month period ended June 30, 2002 had resulted in net income and had the common share equivalents for the 5% Convertible Senior Notes been dilutive, the weighted-average shares outstanding and common share equivalents would have been 609 million.

Back to Index

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2003

Accounting for Stock-Based Compensation: Prior to April 1, 2003, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) and related interpretations.

Effective April 1, 2003, the Company has adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123."  The Company selected the prospective method to transition to the fair value method of measuring stock-based compensation expense.

Under the prospective method, the Company recognizes compensation expense related to all stock awards granted after March 31, 2003 in the Consolidated Condensed Statements of Operations.  The additional compensation expense recorded in the first quarter of fiscal year 2004 had an immaterial impact on net income as well as basic and dilutive earnings per share.  The following table illustrates the pro-forma effect on net income (loss) and basic and dilutive earnings (loss) per share as if the fair value method had been applied to all stock-based compensation in each period:

	For the Three Months
	Ended June 30,
	2003		2002
	(in millions, except per share amounts)
Net income (loss), as reported Add:	$10		$(65)
Stock-based employee compensation expense included
in net income (loss), net of tax Less:	-		-
Total stock-based employee compensation expense determined
under the fair value based method for all awards, net of tax Pro forma net loss Basic earnings (loss) per share	$(23 (13	) )	$(23 (88	) )
As reported Pro forma Diluted earnings (loss) per share	$.02 (.02)		$(.11 (.15	) )
As reported Pro forma	$.02 (.02)		$(.11 (.15	) )

The weighted-average fair value at date of grant for options granted in the first quarter of fiscal year 2004 was $12.32.  The number of options granted in the first quarter of fiscal year 2004 was 151,125.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.  The following weighted-average assumptions were used in determining the fair value of options granted in the first quarter of fiscal year 2004: dividend yield of .35%; expected volatility factor of 67%; risk-free interest rate of 2.2%; and an expected life of 4.5 years, which is lower than the historical expected life, due to a reduction in the average vesting period.  The compensation expense and pro forma net loss are not necessarily indicative of amounts to be included in future periods.

Back to Index

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2003

Accounts Receivable: Net trade and installment accounts receivable consist of the following:

June 30,	March 31,
2003	2003
(in millions)

Current:
Billed accounts receivable
Unbilled amounts due within the next 12 months - Business Model
Unbilled amounts due within the next 12 months - prior business model
Less: Allowance for doubtful accounts
Net amounts expected to be collected
Less: Unearned revenue - current
Net trade and installment accounts receivable - current

$ $	572 1,312 1,004 (183 2,705 (1,134 1,571	) )	$ $	835 1,284 1,020 (190 2,949 (1,095 1,854	) )

Noncurrent:
Unbilled amounts due beyond the next 12 months - Business Model
Unbilled amounts due beyond the next 12 months - prior business model
Less: Allowance for doubtful accounts
Net amounts expected to be collected
Less: Unearned revenue - noncurrent
Net installment accounts receivable - noncurrent

$ $	1,264 1,651 (78 2,837 (2,257 580	) )	$ $	1,210 1,807 (85 2,932 (2,413 519	) )

At June 30, 2003 and March 31, 2003, unearned revenue - current consists of unamortized discounts of $166 million and $185 million, respectively, unearned maintenance of $172 million and $189 million, respectively, deferred subscription revenue of $768 million and $688 million, respectively, and unearned professional services of $28 million and $33 million, respectively.

At June 30, 2003 and March 31, 2003, unearned revenue - noncurrent consists of unamortized discounts of $219 million and $250 million, respectively, unearned maintenance of $158 million and $173 million, respectively, and deferred subscription revenue of $1.880 billion and $1.990 billion, respectively.

 Identified Intangible Assets: In the table below, capitalized software includes both purchased and internally developed software costs; other identified intangible assets includes both customer relationships and trademarks/trade name costs.  Internally developed capitalized software costs and other identified intangible asset costs are included in "Other noncurrent assets" on the Consolidated Condensed Balance Sheets.  The gross carrying amounts and accumulated amortization for identified intangible assets subject to amortization are as follows:

At June 30, 2003
Gross	Accumulated	Net
Assets	Amortization	Assets
(in millions)
Capitalized software:
Purchased	$4,507	$3,178	$1,329
Internally developed	402	267	135
Other	388	155	233
Total	$5,297	$3,600	$1,697

Back to Index

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2003

At March 31, 2003
Gross	Accumulated	Net
Assets	Amortization	Assets
(in millions)
Capitalized software:
Purchased	$4,509	$3,078	$1,431
Internally developed	392	257	135
Other	370	136	234
Total	$5,271	$3,471	$1,800

For the first quarter of fiscal years 2004 and 2003, amortization of capitalized software costs was $116 million and $119 million, respectively, and amortization of other identified intangible assets was $10 million and $10 million, respectively.  During the first quarter of fiscal year 2004, other intangible assets with a net book value of $9 million were reclassified from purchased software to other intangible assets.

Based on the identified intangible assets recorded through June 30, 2003, the annual amortization expense is expected to be as follows:

	Year Ended March 31,
	2004	2005	2006	2007	2008	2009
	(in millions)
Capitalized software:
Purchased	$421	$392	$366	$251	$ 2	$ -
Internally developed	40	38	30	22	12	4
Other	42	42	39	23	23	23
Total	$503	$472	$435	$296	$37	$27

Reclassifications: Approximately $72 million of deferred tax assets and $18 million of a noncurrent contra asset at March 31, 2003 have been reclassified to "Deferred income taxes" and "Other current liabilities," respectively, on the Consolidated Condensed Balance Sheets to conform to the June 30, 2003 presentation.

NOTE B - ACQUISITIONS AND DIVESTITURES

In October 2002, the Company completed the divestiture of its banking products group, the remaining product group of interBiz, to a third party.  Proceeds from the divestiture totaled approximately $8 million, which was received in the quarter ended December 31, 2002.  Prior to the divestiture, the banking products group generated approximately $5 million of revenue and $3 million of direct expenses for the first three months of fiscal year 2003.  As part of the transaction, net billed and unbilled accounts receivable and net deferred subscription revenue were reduced by approximately $12 million and $18 million, respectively.  Approximately 80 employees were transferred to the acquirer as part of this transaction.

The Company acquired PLATINUM technology International, inc. and Sterling Software, Inc. in May 1999 and March 2000, respectively.  The Company also acquired several smaller businesses prior to fiscal year 2000.  The Company has not completed any acquisitions since March 2000 that would have generated additional acquisition-related liabilities.  Accrued acquisition related costs and changes in these accruals were as follows:

Back to Index

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2003

Duplicate
Facilities &	Employee
Other Costs	Costs
(in millions)
Balance at March 31, 2002:	$135	$34
Settlements	(43)	(10)
Adjustments	(18)	(1)
Balance at March 31, 2003:	$74	$23
Settlements	(3)	(2)
Balance at June 30, 2003:	$71	$21

The duplicate facilities and other costs relate to operating leases which expire at various times through 2010, negotiated buyouts of operating lease commitments and other contractual liabilities.  The employee costs consist of involuntary termination benefits.  The adjustments, which reduced the corresponding liability and related goodwill asset accounts, were recorded when obligations were settled at amounts less than originally estimated.  The remaining liability balances are included in "Other current liabilities" on the Consolidated Condensed Balance Sheets.

NOTE C - NEW ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations."  SFAS No. 143 requires, among other things, that entities record the fair value of a liability for an asset retirement obligation in the period in which it is incurred.  This pronouncement was effective for the Company beginning April 1, 2003.  The adoption of this pronouncement did not have a material impact on the Company's financial statements.

In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables."  Issue 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets.  The provisions of Issue 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003 that are not within the scope of higher level accounting literature, including SOP 97-2.  The adoption of Issue 00-21 should not have a material impact on the Company's financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities."  Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51 and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date.  This Interpretation is applicable to the Company in the quarter ending September 30, 2003, for interests acquired in variable interest entities prior to February 1, 2003.  This Interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack specified characteristics.  The adoption of this Interpretation did not have a material impact on the Company's financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities."  SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative.  It also clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows.  SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have an impact on the Company's financial statements.

Back to Index

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2003

 In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."  SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify certain financial instruments as a liability (or as an asset in some circumstances).  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 did not have an impact on the Company's financial statements.

Back to Index

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains certain forward-looking statements and information relating to the Company that are based on the beliefs and assumptions made by management as well as information currently available to management.  When used in this document, the words "anticipate," "believe," "estimate," "expect," and similar expressions, are intended to identify forward-looking statements.  Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties, and assumptions, some of which are described below in the section "Risks and Uncertainties."  Should one or more of these risks or uncertainties occur, or should our assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, or expected.  We do not intend to update these forward-looking statements except as may be required by law.

FIRST QUARTER UPDATE

-

Beginning this quarter we have adopted the fair value based recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, for all stock-based compensation granted after March 31, 2003.  Under the fair value based method, the computed value of granting stock-based compensation is recognized over the vesting period based on the fair value at the date of grant.  Compensation expense recorded in the Consolidated Condensed Statements of Operations as a result of our adoption of the fair value based method of recording stock-based compensation using the prospective method of transition was immaterial in the first quarter of fiscal year 2004.  Refer to "Accounting for Stock-Based Compensation" in Note A to the Consolidated Condensed Financial Statements for additional information.

-	We achieved profitability of $.02 per diluted share in the first quarter of fiscal year 2004, the first such quarter since adopting our Business Model in October 2000.

-

We received approximately $18 million in net proceeds related to the sale of certain fixed assets, most of which were fully depreciated, which resulted in a pre-tax net gain of $15 million.  The net gain was recorded in "Selling, General and Administrative" on the Consolidated Condensed Statements of Operations.

-	Our pre-sales technical and post-sales professional services organizations were combined in April 2003 to form the CA Technology Services organization.

-

In connection with the reorganization of the U.S. channel sales organization and the combination of the pre and post sales technical organizations in April 2003, approximately 450 positions worldwide were eliminated and we recorded a $15 million pre-tax expense related to severance and other termination benefits, the majority of which was paid in the first quarter of fiscal year 2004.  This expense was recorded in "Selling, General and Administrative" on the Consolidated Condensed Statements of Operations.

-	We repaid approximately $826 million in debt using existing cash balances.

-

In April 2003, we introduced new and enhanced Unicenter® products designed to help companies succeed in their "on-demand" computing initiatives.  The goal of on-demand computing is to allow companies to better use their current IT resources to meet their changing business priorities.

-	Gary J. Fernandes, former EDS Vice Chairman, was elected to our Board of Directors in May 2003.

Back to Index

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

PERFORMANCE INDICATORS

The following is a summary of some of the quantitative performance indicators (as defined below) that may be used to assess our financial results and condition:

	For the Quarter
	Ended June 30,
	2003	2002	Change	Percent Change
	(dollars in millions)
Subscription revenue	$449	$314	$135	43%
Total revenue	813	765	48	6%
Subscription revenue as a percent of total revenue	55%	41%	-	34%
New deferred subscription revenue	$387	$322	$65	20%
Weighted-average license agreement duration in years	2.85	2.75	.10	4%
Cash from operations	$171	$197	$(26)	(13%	)
Net income (loss)	10	(65)	75	NM

	June 30,	March 31,
	2003	2003	Change	Percent Change
Total debt	$2,300	$3,126	$(826)	(26%	)

NM - not meaningful

Definitions of performance indicators are as follows:

Subscription Revenue - Subscription revenue is the ratable revenue recognized in a period from amounts previously recorded as deferred subscription revenue.  Subscription revenue also includes revenue earned from monthly licenses.  The larger the ratio of subscription revenue to total revenue, the more predictable our revenue streams become.  If weighted-average life is held constant, a change in subscription revenue will correlate with a change in deferred subscription revenue.  Therefore, since we expect an increase in deferred subscription revenue for the remainder of fiscal year 2004, we also expect subscription revenue to continue to increase for that period.

Total Revenue - Total revenue is the sum of all revenue line items.  Although subscription revenue continues to increase, certain other revenue line items in our Consolidated Condensed Statements of Operations are decreasing.  As we noted in our previous filings, these decreases were generally expected.  We expected decreases in "Maintenance" and "Financing fees," as described in further detail below.  "Software fees and other" and "Professional services" decreased as well.  For a more complete description of the reasons for changes in each revenue item, refer to the Results of Operations section.

New Deferred Subscription Revenue - New deferred subscription revenue represents the total undiscounted incremental value (license agreement value) of all new software licenses sold in the current period by our direct sales force.  New deferred subscription revenue excludes the value associated with maintenance only agreements as well as professional service arrangements.  New deferred subscription revenue is what we expect to collect from our customers.  This amount is recorded into subscription revenue evenly on a monthly basis over the applicable software license term.  These license agreements represent binding payment commitments from customers over periods generally up to three years.

Back to Index

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

We have structured our Business Model so that the contribution to revenue from new deferred subscription revenue applicable to any single license agreement is relatively small, since revenue is recognized on a monthly basis over the applicable license agreement term.  We believe this allows us to balance the importance of recording new deferred subscription revenue from any single transaction with the importance of seeking to enter into transactions on acceptable business terms.

Weighted-Average License Agreement Duration in Years - The weighted-average license agreement duration in years represents the sum of the duration of all software licenses executed during a period, weighted by each individual software license's contract value.  We believe license agreement durations averaging approximately three years, which is lower than the historical duration of our contracts, increase the value customers receive from our software licenses by giving them the flexibility to vary their software mix as their needs change.  We also believe this flexibility improves our customer relationships and encourages us to be more accountable to each of our customers, which in turn may lead to increased future sales opportunities.

Cash From Operations - Cash from operations shown on our Consolidated Condensed Statements of Cash Flows represents the excess of cash collected from billings to our customers over cash paid for expenses to run our business.  This amount represents what is available to pay for equipment, technology, and other investing activities, to repay debt, pay dividends, buy back stock, or for other financing purposes.  We believe this is an important performance indicator since cash generation over the long term is essential to maintaining a healthy business and providing funds to help fuel growth.  We believe generating consistent cash from operations is an indication that we are achieving a high level of customer satisfaction with our products and are appropriately managing our expenses.  Cash paid for income taxes for the quarter ended June 30, 2003 increased $64 million from the prior year comparable quarter.  Cash paid for interest for the quarter ended June 30, 2003 decreased $20 million from the prior year comparable quarter.

Net Income (Loss) - Under our Business Model, revenue is generally deferred and recognized evenly on a monthly basis, whereas under the prior business model, license revenue was generally recognized up-front.  However, costs continue to be recorded as expenses as they are incurred.  As a result, until this quarter, we have experienced net losses in each quarter since the transition to our Business Model.  Included in this quarter's net income is a $15 million pre-tax gain on the sale of certain fixed assets.  Also included in this quarter's net income is a $15 million pre-tax expense related to severance and other termination benefits in connection with the reorganization of the U.S. channel sales organization and the combination of the pre and post sales technical organizations.

Total Debt - Total debt includes the current and long term portions of our debt obligations.  We have made a strategic decision to reduce our overall debt level and have achieved our current fiscal year objective of an $826 million reduction during the first quarter of fiscal year 2004.

Refer to the discussion of our Results of Operations, Liquidity and Capital Resources, and Risk Factors herein and the Notes to the Consolidated Condensed Financial Statements for further description of the items discussed in this section.

Back to Index

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table presents the percentage of total revenue and the percentage of period over period dollar change for the line items in our Consolidated Condensed Statements of Operations for the three months ended June 30, 2003 and 2002.  These comparisons of financial results are not necessarily indicative of future results.

For the Three Months Ended June 30,
Percentage of	Percentage of
Total Revenue	Dollar Change
	2003	2002	2003/2002
Revenue
Subscription revenue	55%	41%	43%
Software fees and other	10%	12%	(16%)
Maintenance	21%	27%	(17%)
Financing fees	7%	11%	(37%)
Professional services	7%	9%	(9%)
Total revenue	100%	100%	6%

Operating expenses
Amortization of capitalized software costs	14%	16%	(3%)
Cost of professional services	7%	8%	(7%)
Selling, general and administrative	42%	50%	(11%)
Product development and enhancements	21%	22%	2%
Commissions and royalties	7%	8%	(10%)
Depreciation and amortization of other intangibles	4%	4%	0%
Total operating expenses	94%	107%	(6%)

Income (loss) before other expenses	6%	NM	NM
Interest expense, net	4%	6%	(34%)
Income (loss) before income taxes	2%	NM	NM
Income taxes (benefit)	1%	NM	NM
Net income (loss)	1%	NM	NM

NM - not meaningful

Note: amounts may not add due to rounding

Revenue:

Total Revenue

Total revenue for the quarter ended June 30, 2003 increased $48 million, or 6%, from the prior year comparable quarter to $813 million.  This increase was primarily due to the transition to our Business Model that began in the third quarter of fiscal year 2001.  This transition resulted in an increase in subscription revenue from the prior year comparable period, partially offset by an expected decrease in maintenance and financing fees, as described below.  Professional services and software fees and other revenue decreased for the first quarter as described below.  In addition, there was a positive impact to revenue of $39 million compared to the prior fiscal year quarter due to fluctuations in foreign currency exchange rates, primarily associated with the strengthening of both the Euro and the British Pound versus the U.S. dollar.  This foreign exchange rate impact was partially offset by the impact of the sale of our banking products group in October 2002, which had contributed $5 million of revenue in the first quarter of fiscal year 2003.  Cautious capital spending by many of our existing and potential customers associated with weak conditions in the overall economy and the IT industry adversely impacted revenue in the first quarter of fiscal year 2004.

Back to Index

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Subscription Revenue

Subscription revenue for the quarter ended June 30, 2003 increased $135 million, or 43%, from the comparable prior year quarter to $449 million.  Subscription revenue represents the ratable portion of revenue recognized during the quarter on software license agreements executed under our Business Model.  The increase is primarily due to the transition to our Business Model in the third quarter of fiscal year 2001.  The three month period ended June 30, 2003 included subscription revenue earned from licenses that were completed during the past 12 months, which did not contribute to the prior fiscal quarter's revenue.  For the quarters ended June 30, 2003 and 2002, we added new deferred subscription revenue of $387 million and $322 million, respectively.  The approximate duration of licenses executed under our Business Model in the quarters ended June 30, 2003 and 2002 had a weighted-average of 2.85 years and 2.75 years, respectively.  Annualized deferred subscription revenue represents the total value of all new software license agreements signed during a period divided by the weighted-average duration of all such license agreements recorded during the same period.  Annualized deferred subscription revenue increased approximately $19 million, or 16%, for the quarter ended June 30, 2003 over the comparable prior year quarter to $136 million.

Software Fees and Other

Software fees and other primarily consists of royalties and revenue related to distribution and original equipment manufacturer (OEM) partners.  Revenue related to distribution partners and OEM's is sometimes referred to as our "indirect" or "channel" business.  Such revenue decreased during the first quarter by $15 million, or 16%, from the comparable prior year quarter to $80 million.  The decrease was primarily due to a difficult economic and competitive environment and associated pricing pressures as well as our focus on the reorganization of our channel business.  The quantification of the impact each of these factors had on the decrease in software fees and other  revenue is not readily determinable.

Maintenance

As expected, maintenance revenue for the quarter ended June 30, 2003 decreased $34 million, or 17%, to $171 million from the quarter ended June 30, 2002.  This decrease in maintenance revenue is attributable to additional license agreements signed under our Business Model, where maintenance revenue, bundled along with license revenue, is reported in "Subscription revenue" on the Consolidated Condensed Statements of Operations.  The combined maintenance and license revenue on these types of license agreements is recognized on a monthly basis ratably over the term of the agreement.  The decrease is partially offset by new maintenance revenue earned from customers who elect optional maintenance at the expiration of their non-term-based license agreements.  The quantification of the impact each of these factors had on the decrease in maintenance revenue is not readily determinable.

Financing Fees

Financing fees result from the discounting to present value of product sales with extended payment terms under our prior business model, which required up-front revenue recognition.  This discount initially reduced the related installment accounts receivable, and was referred to as "unamortized discounts."  The related unamortized discount is amortized over the life of the applicable license agreement and is reported as financing fees.  Under our Business Model, additional unamortized discounts are no longer recorded, since we no longer recognize the present value of license revenue when license agreements are signed.  As expected, for the quarter ended June 30, 2003, these fees decreased $32 million, or 37%, from the comparable prior year quarter to $54 million.

Back to Index

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Professional Services

Professional services revenue for the quarter ended June 30, 2003 decreased $6 million, or 9%, from the prior year comparable quarter to $59 million as a result of the weak spending environment that affected the IT service sector in general, which we expect to continue for the remainder of fiscal year 2004.  The decrease was also a result of our shift in focus to professional services engagements that are centered around our products.  Quantification of the impact that each of these factors had on the decrease in professional services revenue is not readily determinable.

Total Revenue by Geography

The following table presents the amount of revenue earned from the North American and international geographic regions and corresponding percentage changes for the three month periods ended June 30, 2003 and 2002.  These comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended
	June 30,
	(dollars in millions)
	2003	2002	Change
North American	$488	$491	(1%)
International	325	274	19%
	$813	$765	6%

The increase in international revenue in the first quarter of fiscal year 2004 as compared to the first quarter of fiscal year 2003 was primarily attributable to an improvement in our business in Europe and a $39 million positive impact due to fluctuations in foreign currency exchange rates, primarily associated with the strengthening of both the Euro and the British Pound versus the U.S. dollar.

Price changes did not have a material impact on the first quarter of fiscal year 2004 or on the comparable period of fiscal year 2003.  Barring any significant, unforeseen economic, industry, or Company changes, we believe international revenue will continue to account for approximately 35% to 40% of total revenue for fiscal year 2004.

Costs and Expenses:

Amortization of Capitalized Software Costs

Amortization of capitalized software costs consists of the amortization of both purchased software and capitalized internally generated software development costs.  Internally generated capitalized software costs are related to new products and significant enhancements to existing software products that have reached the technological feasibility stage.   Amortization of capitalized software costs for the quarter ended June 30, 2003 decreased $3 million, or 3%, from the comparable prior year quarter to $116 million.  This decrease was due primarily to certain purchased software assets becoming fully amortized.

Cost of Professional Services

Cost of professional services consists primarily of the personnel-related costs associated with providing professional services and training to customers.  Cost of professional services for the quarter ended June 30, 2003 decreased $4 million, or 7%, from the comparable prior year quarter to $55 million.  This decrease was due primarily to a reduction in professional service engagements and related personnel costs.

Back to Index

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Selling, General and Administrative (SG&A)

SG&A expenses for the three month period ended June 30, 2003 decreased $41 million, or 11%, from the comparable prior year quarter to $340 million.  The decrease was partially attributable to lower bad debt expense of $31 million as a result of a declining installment accounts receivable balance related to the prior business model.  Our continued emphasis on overall cost control measures also contributed to the SG&A decrease in the first quarter of fiscal year 2004.  During the first quarter of fiscal year 2004 we recorded a $15 million pre-tax net gain on the sale of certain fixed assets.  In addition, we recorded a $15 million pre-tax expense for severance and other termination benefits in connection with the reorganization of the U.S. channel sales organization and the creation of CA Technology Services in April 2003.

Product Development and Enhancements

For the three month period ended June 30, 2003, product development and enhancement expenditures, also referred to as research and development, increased $3 million, or 2%, from the comparable prior year quarter to $168 million.  In addition, as a percentage of operating expenses, net research and development expenditures increased to approximately 22% in the current fiscal year quarter from approximately 20% in the prior fiscal year comparable quarter.  This increase resulted from our continued focus on and investment in product development and enhancements for emerging technologies such as wireless, web services and on-demand computing, as well as a broadening of our enterprise product offerings, while other operating expenses declined.

Commissions and Royalties

Commissions and royalties for the first quarter of fiscal year 2004 decreased $6 million, or 10%, from the comparable prior year quarter to $54 million.  This decrease was primarily due to a $3 million reduction in royalties to third parties as we continue to invest internally on product development and enhancements.

Depreciation and Amortization of Other Intangibles

Depreciation and amortization of other intangible assets for the first quarter of fiscal year 2004 totaled $34 million and remained consistent with the prior fiscal year first quarter.

Net Interest Expense

Net interest expense for the first quarter of fiscal year 2004 decreased $16 million, or 34%, as compared to the prior fiscal year first quarter to $31 million.  Of the change, $11 million was due to the decrease in average debt outstanding and $5 million was due to the decrease in the weighted-average interest rate.

Operating Margins:

For the first quarter of fiscal year 2004, our pre-tax income was $15 million as compared to a pre-tax loss of $100 million in the prior year comparable quarter.  The achievement of pre-tax income in the quarter ended June 30, 2003 was related to an increase in revenue of $48 million and a reduction in expenses of $67 million as described in the Results of Operations section above.

Our consolidated effective tax rate (benefit) was 36% and 35% for the quarters ended June 30, 2003 and 2002, respectively.

OUTLOOK

This outlook for the remainder of fiscal year 2004 contains certain forward looking statements and information relating to us that are based on the beliefs and assumptions made by management, as well as information currently available to management.  Should business conditions change or should our assumptions prove incorrect, actual results may vary materially from those described below.  We do not intend to update these forward looking statements except as may be required by law.

Back to Index

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The outlook for the overall economy and the IT environment continues to be difficult to predict.  The outlook for our full fiscal year 2004 results is largely based on the assumption that there will be limited to modest improvement in the current economic and IT environments.  We also believe that customers will continue to be cautious with their technology purchases.

Our outlook for the second quarter of fiscal year 2004 is to generate revenue in the range of $805 million to $825 million and diluted earnings per share in the range of $.01 to $.03.

Our outlook for the full fiscal year 2004 is to generate revenue in the range of $3.275 billion to $3.425 billion and diluted earnings per share in the range of $.07 to $.12.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and marketable securities totaled $876 million at June 30, 2003, a decrease of $636 million from the March 31, 2003 balance of $1.512 billion.  We used cash on hand and cash from operations to repay approximately $826 million in outstanding debt during the quarter ended June 30, 2003.  Additionally, we purchased approximately $4 million in treasury stock in the quarter ended June 30, 2003.  Cash generated from operations for the quarters ended June 30, 2003 and 2002 was $171 million and $197 million, respectively.  Cash paid for income taxes for the quarter ended June 30, 2003 increased $64 million from the prior year comparable quarter.  Cash paid for interest for the quarter ended June 30, 2003 decreased $20 million from the prior year comparable quarter.

As of June 30, 2003 and March 31, 2003, our debt arrangements consisted of the following:

	June 30, 2003		March 31, 2003
	Maximum	Outstanding	Maximum	Outstanding
Debt Arrangements:	Available	Balance	Available	Balance
(in millions)

1999 Revolving Credit Facility
2002 Revolving Credit Facility
Commercial Paper
6.770% Senior Notes due April 2003
6.250% Senior Notes due April 2003
6.375% Senior Notes due April 2005
5.000% Convertible Senior Notes due March 2007
6.500% Senior Notes due April 2008
1.625% Convertible Senior Notes due December 2009
International line of credit
Other
Total

	$ - 460 400 - - - - - - 5 -	$ - - - - - 825 660 350 460 - 5 $2,300	$400 440 400 - - - - - - 3 -	$ 350 - - 64 412 825 660 350 460 - 5 $3,126

1999 Revolving Credit Facility

The four-year revolving credit facility (the 1999 Revolving Credit Facility), which existed at March 31, 2003, expired on May 30, 2003.  During the first quarter of fiscal year 2004, we fully repaid the $350 million balance that was drawn under the 1999 Revolving Credit Facility at March 31, 2003.  The interest rate on the 1999 Revolving Credit Facility was determined based on a ratings grid, which applied a margin to the prevailing London InterBank Offered Rate (LIBOR).

Back to Index

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

2002 Revolving Credit Facility

On December 31, 2002, we entered into an unsecured, bank revolving credit facility (the 2002 Revolving Credit Facility).  The maximum amount that may be outstanding at any time under the 2002 Revolving Credit Facility is $460 million.  The 2002 Revolving Credit Facility expires January 31, 2005, and no amount was drawn as of June 30, 2003.  The interest rates on the 2002 Revolving Credit Facility are determined based on a ratings grid, which applies a margin to the prevailing LIBOR.  We capitalized the initial transaction fees associated with the 2002 Revolving Credit Facility, which totaled approximately $6 million.  We are amortizing these fees over the term of the 2002 Revolving Credit Facility in "Interest expense, net" on the Consolidated Condensed Statements of Operations.

Commercial Paper

As of June 30, 2003, there were no borrowings outstanding under our $400 million commercial paper (CP) program.  We expect any future outstanding borrowings under the CP program will be supported by cash and marketable securities on hand and undrawn amounts available under the 2002 Revolving Credit Facility.

Fiscal Year 1997 Senior Notes

In fiscal year 1997, $320 million of unsecured 6.77% Senior Notes were issued in a private transaction pursuant to an exemption from registration under the Securities Act of 1933.  The 6.77% Senior Notes called for annual repayments of $64 million each April, commencing in April 1999 with final payment in April 2003.  The $64 million balance of the 6.77% Senior Notes was repaid in April 2003.

Fiscal Year 1999 Senior Notes

In fiscal year 1999, we issued $1.750 billion of unsecured Senior Notes in a transaction pursuant to Rule 144A under the Securities Act of 1933 (Rule 144A).  Amounts borrowed, rates, and maturities for each issue were $575 million at 6.25% due April 15, 2003, $825 million at 6.375% due April 15, 2005, and $350 million at 6.5% due April 15, 2008.  During the first quarter of fiscal year 2004, we repaid the $412 million remaining balance of the 6.25% Senior Notes.  As of June 30, 2003, $825 million and $350 million of our 6.375% and 6.5% Senior Notes, respectively, remained outstanding.

5% Convertible Senior Notes

In fiscal year 2002, we issued $660 million of unsecured 5% Convertible Senior Notes (5% Notes), due March 15, 2007, in a transaction pursuant to Rule 144A.  The 5% Notes are senior unsecured indebtedness and rank equally with all existing senior unsecured indebtedness.  Concurrent with the issuance of the 5% Notes, we entered into call spread repurchase option transactions to partially mitigate potential dilution from conversion of the 5% Notes.  For further information, refer to Note 6 of the Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

1.625% Convertible Senior Notes

In fiscal year 2003, we issued $460 million of unsecured 1.625% Convertible Senior Notes (1.625% Notes), due December 15, 2009, in a transaction pursuant to Rule 144A.  The 1.625% Notes are senior unsecured indebtedness and rank equally with all existing senior unsecured indebtedness.  Concurrent with the issuance of the 1.625% Notes, we entered into call spread repurchase option transactions to partially mitigate potential dilution from conversion of the 1.625% Notes.  For further information, refer to Note 6 of the Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

Back to Index

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

International Line of Credit

An unsecured and uncommitted multi-currency line of credit is available to meet short-term working capital needs for subsidiaries operating outside the United States.  This line totals $5 million, and no amount was drawn under this credit line as of June 30, 2003.

Other Matters

During the first quarter of fiscal year 2004, we received approximately $18 million in proceeds related to the sale of certain fixed assets, most of which were fully depreciated, which resulted in a $15 million pre-tax net gain.  The net gain was recorded in "Selling, general and administrative" on the Consolidated Condensed Statements of Operations.

Our senior unsecured notes and bank credit facilities are rated BBB+ and Baa2 by Standard & Poor's and Moody's Investors Service, respectively.  Our CP program is rated A-2 by Standard & Poor's and P-2 from Moody's.  Peak borrowings under all debt facilities during the first quarter of fiscal year 2004 totaled approximately $3.126 billion, with a weighted-average interest rate of 4.90%.

As of June 30, 2003, the cumulative number of shares purchased under our various open market common stock repurchase programs since fiscal year 1991 was 178 million, including less than 1 million shares purchased in the first quarter of fiscal year 2004.  The remaining number of shares authorized for repurchase is approximately 22 million.

Capital resource requirements as of June 30, 2003 consisted of lease obligations for office space, equipment, mortgage or loan obligations, and amounts due as a result of product and company acquisitions.

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

CRITICAL ACCOUNTING POLICIES AND BUSINESS PRACTICES

Note 1 of the Consolidated Financial Statements included in our Form 10-K for the fiscal year ended March 31, 2003 contains a summary of the significant accounting policies that we use.  Many of these accounting policies involve complex situations and require a high degree of judgment, either in the application and interpretation of existing accounting literature or in the development of estimates that impact our financial statements.  The following items are the critical accounting policies and business practices that are important to the portrayal of our financial condition and results of operations.

Basis of Revenue Recognition

We generate revenue from the following primary sources: (1) licensing software products, (2) providing customer technical support (also referred to as maintenance), and (3) providing professional services, such as consulting and education.

We recognize revenue pursuant to the requirements of Statement of Position 97-2 "Software Revenue Recognition," (SOP 97-2) issued by the American Institute of Certified Public Accountants as amended by SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions."  While these statements substantially govern the basis for software licensing revenue recognition, we believe that we exercise appropriate judgment in applying criteria set forth in these SOPs.

Back to Index

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

In accordance with SOP 97-2, we begin to recognize revenue from the licensing of our software products when all of the following criteria are met: (1) we have entered into a legally binding agreement with a customer; (2) we deliver the products; (3) license agreement terms are deemed fixed or determinable and free of contingencies or uncertainties that may alter the agreement such that it may not be complete and final; and (4) collection is probable.  After these criteria are met, the Company recognizes revenue evenly on a monthly basis over the term of the license.

Beginning in October 2000, we began entering into software license agreements that include flexible contractual provisions that, among other things, allow customers to receive unspecified future software products for no additional fee.  These agreements generally combine the right to use the software product with maintenance for the term of the agreement.  Under these agreements, and pursuant to SOP 97-2, we are required to recognize revenue ratably on a monthly basis over the term of the license agreement beginning upon completion of the four SOP 97-2 recognition criteria noted above.  Prior to October 2000, our license agreements did not include flexible contractual provisions consistent with post October 2000 license agreements.  Thus, once all four of the above noted revenue recognition criteria were met, software license fees were recognized as revenue up-front and the maintenance fees were deferred and subsequently recognized as revenue over the term of the license.

Our software licenses generally do not include acceptance provisions.  An acceptance provision generally allows a customer to test the software for a defined period of time before the customer commits to licensing the software.  If a license agreement includes an acceptance provision, we do not record deferred subscription revenue or recognize revenue until the earlier of the receipt of a written customer acceptance or, if not notified by the customer to cancel the license agreement, the expiration of the acceptance period.

Maintenance revenue is derived from two primary sources:  (1) combined license and maintenance agreements recorded under our prior business model and (2) standalone maintenance agreements recorded under both our prior business model and our current Business Model.

Under our prior business model, maintenance and license fees were generally combined into a single license agreement.  The maintenance portion, which was generally optional to the customer, was deferred and amortized into revenue over the initial license agreement term.  Many of these license agreements have not reached the end of their initial terms and, therefore, continue to generate maintenance revenue through amortization.  This amortization is recorded in "Maintenance" on the Consolidated Condensed Statements of Operations.  This maintenance deferral was determined using its fair value based on annual, fixed maintenance renewal rates stated in the agreement.  Since we no longer record license agreements under our prior business model, the amount of maintenance deferred as well as the amount of maintenance revenue recognized from such agreements will continue to decrease.  For license agreements entered into under our current Business Model, maintenance and license fees continue to be combined; however, the maintenance is no longer optional on an annual basis but rather is inclusive and committed for the entire term.  We recognize such combined fees in "Subscription revenue" on the Consolidated Condensed Statements of Operations.

Under both our prior business model and our current Business Model, we record standalone maintenance revenue earned from customers who elect optional maintenance for their non-term-based license agreements.  Maintenance revenue from such renewals is recognized over the term of the renewal agreement and is recorded in "Maintenance" on the Consolidated Condensed Statements of Operations.

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

We have an established business practice of offering installment payment options to customers and have a history of successfully collecting primarily all amounts due under such agreements.  We assess the probability of collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer.  If, in our judgment, collection of a fee is not probable, we will not record deferred subscription revenue or recognize revenue until the uncertainty is removed, which is generally upon receipt of cash.

Our standard licensing agreements include a product warranty provision for all products.  Such warranties are accounted for in accordance with SFAS No. 5, "Accounting for Contingencies."  The likelihood that we would be required to make refunds to customers under such provisions is considered remote.

Under the terms of substantially all of our license agreements, we have agreed to indemnify customers for costs and damages arising from claims against such customers based on, among other things, allegations that our software product infringes the intellectual property rights of a third party.  In most cases, in the event of an infringement claim, we retain the right to (i) procure for the customer the right to continue using the software product; (ii) replace or modify the software product to eliminate the infringement while providing substantially equivalent functionality; or (iii) if neither (i) nor (ii) can be reasonably achieved, we may terminate the license agreement and refund to the customer a pro-rata portion of the fees paid.  The indemnification usually is limited to the amount paid by the customer.  Such indemnification provisions are accounted for in accordance with SFAS No. 5.  The likelihood that we would be required to make refunds to customers under such provisions is considered to be remote.

Accounts Receivable

As detailed in the table included in Note A to the Consolidated Condensed Financial Statements at June 30, 2003, net trade and installment accounts receivable, after accounting for unearned revenue and the allowance for doubtful accounts, was $2.151 billion.

The allowance for doubtful accounts is a valuation account used to reserve for potential impairment of accounts receivable on the balance sheet.  It reflects an accounting estimate of unidentified losses in the accounts receivable portfolio resulting from the expectations of not collecting all of these amounts in full.  The valuation allowance relates to two components of receivables: (a) specifically identified receivables that are evaluated individually for impairment; and (b) all other receivables.

A specific receivable is reviewed for impairment when, based on current information and events, we do not expect to collect fully amounts due according to the contractual terms of the receivable agreement.  Factors considered in assessing collectibility include a customer's extended delinquency, requests for restructuring, and filing for bankruptcy.  A specific allowance is provided based on the difference between the carrying value of the receivable and the amounts estimated to be collected.

We review the adequacy of the general allowance for doubtful accounts attributable to the remaining pool of accounts receivable by performing various analytical procedures and considering our history of collections of long-term software agreements, as well as the overall economic environment.  A 10% change in the estimated default rate used to calculate the general allowance for doubtful accounts would have an approximate $8 million effect on the balance of the allowance for doubtful accounts as of June 30, 2003.

Back to Index

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

We expect the allowance for doubtful accounts to continue to decline as net installment accounts receivable under the prior business model are billed and collected.  Under our Business Model, amounts due from customers are offset by deferred subscription revenue (unearned revenue) related to these amounts, resulting in little or no net installment accounts receivable carrying value on the balance sheet.  Therefore, less of an allowance for doubtful accounts is required.  Our allowance for doubtful accounts as a percentage of accounts receivable, net of unearned revenue, for fiscal year 2003 and for the first quarter of fiscal year 2004 has approximated 10.5%.

Deferred Tax Assets

When we prepare our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  We record this amount as a provision for our taxes in accordance with SFAS No. 109, "Accounting for Income Taxes."  This process requires us to estimate our actual current tax liability in each jurisdiction, estimate differences resulting from differing treatment of items for financial statement purposes versus tax return purposes (known as "temporary differences"), which result in deferred tax assets and liabilities, and assess the likelihood that our deferred tax assets will be recovered from future taxable income.  If we believe that recovery is not likely, we establish a valuation allowance.  We have recognized, as a deferred tax asset, a portion of the tax benefits connected with losses related to operations that are expected to result in a future tax benefit.  As of June 30, 2003, the current and noncurrent deferred tax assets, net of a valuation allowance, totaled $39 million and $29 million, respectively.  This recognition assumes we will be able to generate sufficient future taxable income so that the carryforward of these losses will be realized.  The factors that we consider in assessing the likelihood of realization include the forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets.  Deferred tax assets are primarily a result of acquisition expenses, such as duplicate facility costs, employee severance and other costs, foreign net operating losses (NOLs), and the recognition of subscription revenue pursuant to our Business Model.  The NOLs generally expire between 2004 and 2014.  Future results may vary from these estimates.  At this time it is not practicable to determine if we will need to increase the valuation allowance or if such future valuations will have a material impact on our financial statements.

Goodwill, Capitalized Software Products, and Other Intangible Assets

SFAS No. 142 requires an impairment-only approach to accounting for goodwill.  As a result of various acquisitions completed under the purchase method, goodwill constitutes a significant portion of our total assets.  The SFAS No. 142 goodwill impairment model is a two-step process for annual impairment testing of goodwill, which is performed once annually, absent indicators of impairment.  We have elected to perform our annual analysis during the fourth quarter of our fiscal year.  No indicators of impairment were identified during the first quarter of fiscal year 2004.

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

Back to Index

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Accounting for Stock-Based Compensation

Prior to April 1, 2003, we accounted for our stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) and related interpretations.  Effective April 1, 2003, we have adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123."  We now recognize compensation expense related to all option awards granted after March 31, 2003 in "Selling, General and Administrative" on the Consolidated Condensed Statements of Operations.

We have historically used the Black-Scholes option-pricing model to determine the fair value of each option grant.  The Black-Scholes model includes assumptions regarding dividend yields, expected volatility, expected lives, and risk-free interest rates.  These assumptions reflect our best estimates, but these items involve uncertainties based on market conditions generally outside of our control.  As a result, if other assumptions had been used in the current period, stock-based compensation expense could have been materially impacted.  Furthermore, if management uses different assumptions in future periods, stock-based compensation expense could be materially impacted in future years.

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

-	Demand for products and services;
-	Length of sales cycle;
-	Customer implementation of our products;
-	Magnitude of price and product competition;
-	Introduction of new hardware;
-	General economic conditions in countries in which customers do a substantial amount of business;
-	Customer budgets for hardware and software;
-	Ability to develop and introduce new or enhanced versions of our products;
-	Changes in foreign currency exchange rates;
-	Ability to control costs;
-	The size of licensing transactions;
-	Reorganizations of the sales and technical services forces;
-	Litigation, government investigations, and settlement of litigation;
-	Ability to retain and attract qualified personnel; and
-	Reaction of customers to our Business Model.

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

International revenue has historically represented a significant percentage of our total worldwide revenue.  Continued success in selling our products outside of the United States will depend on a variety of factors, including:

-	Reorganizations of the sales and technical services forces;
-	Fluctuations in foreign exchange currency rates;
-	Staffing key managerial positions;
-	General economic conditions in foreign countries;
-	Political instability; and
-	Trade restrictions such as tariffs, duties, or other controls affecting foreign operations.

Increases in tariffs, the imposition of trade restrictions, or other factors could adversely affect our business, financial condition, operating results, and cash flow.

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

We have a significant amount of debt.

As of June 30, 2003, we had approximately $2.3 billion of debt outstanding, consisting of unsecured fixed-rate senior note obligations, convertible senior notes, and unsecured multi-currency credit facilities.  We expect that existing cash, cash equivalents, marketable securities, cash provided from operations, and our bank credit facilities will be sufficient to meet ongoing cash requirements.  Failure to generate sufficient cash as our debt becomes due or to renew credit lines prior to their expiration may adversely affect our business, financial condition, operating results, and cash flow.

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

Our Business Model affords customers greater flexibility in licensing transactions.  For example, under our Business Model, we offer software licenses on a month-to-month or other short-term basis in order to allow customers the opportunity to try our software products without committing to a multi-year license obligation.  Transactions such as these increase the risk that customers will not fully implement our software and will not enter into a long-term relationship with us.  This effect could be diminished if customers elect cost certainty by committing to longer license agreement periods.  Additionally, customer preference for payment (upfront, annual or monthly installments) could impact the amount of cash generated from operations in any period.  This could adversely affect our business, financial condition, operating results, and cash flow.

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

Our credit ratings could be downgraded.

Moody's Investors Service, Standard & Poor's, or any other credit rating agency may downgrade our credit ratings in the future.  If our credit ratings are downgraded, we could be required to, among other things, pay additional interest under our credit agreements or other debt.  Any such downgrades could also affect our ability to obtain additional financing in the future and will affect the terms of any such financing.

We could be subject to fines, penalties, or other sanctions as a result of a joint inquiry by the SEC and U.S. Attorney's Office.

As previously reported, we have been cooperating with an ongoing joint inquiry being conducted by the staff of the Northeast Regional Office of the Securities and Exchange Commission and the United States Attorney's Office for the Eastern District of New York concerning certain of our accounting practices.  See Part II, Item 1 "Legal Proceedings."  Although we are unable at this point to predict the scope or outcome of this inquiry, it is possible that it could result in the institution of administrative, civil injunctive or criminal proceedings, the imposition of fines and penalties, suspensions or disbarments from government contracts, and/or other remedies and sanctions.  The conduct of these proceedings could negatively impact our stock price.  In addition, we expect to continue to incur expenses associated with responding to these agencies, regardless of the outcome, and the efforts and attention of our management team may be diverted from normal business operations.

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

Many companies with whom we compete, including IBM, Sun Microsystems, HP, and other large computer manufacturers, have substantial resources, a larger installed base of customers in any particular market niche, as well as the ability to develop and market software programs similar to and competitive with the products offered by us.  Additionally, these producers can bundle hardware, software, and services together, which is a disadvantage for us since we do not provide hardware and have far fewer services offerings.  Competitive products are also offered by numerous independent software companies that specialize in specific aspects of the highly fragmented software industry.  Some, like Microsoft, Oracle, and SAP, are the leading developers and vendors in their specialized markets.  In addition, new companies enter the market on a frequent and regular basis, offering products that compete with those offered by us.  Increased competition also results from consolidation of existing companies within the industry.  Additionally, many customers historically have developed their own products that compete with those offered by us.  Competition from any of these sources can result in price reductions, or displacement of our products, which could have a material adverse effect on our business, financial condition, operating results, and cash flow.

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

At June 30, 2003, primarily all of our debt is in fixed rate debt instruments.  As of June 30, 2003, our outstanding debt approximated $2.3 billion, with approximately $2.295 billion in fixed rate obligations.  If market rates were to decline, we could be required to make payments on the fixed rate debt that would exceed those based on current market rates.  Each 25 basis point decrease in interest rates would have an associated annual opportunity cost of approximately $6 million.  Each 25 basis point increase or decrease in interest rates would have no material annual effect on variable rate debt interest based on the balances of such debt as of June 30, 2003.

Under our prior business model, we offered financing arrangements with installment payment terms in connection with our software license agreements.  The aggregate amounts due from customers include an imputed interest element, which can vary with the interest rate environment.  Each 25 basis point increase in interest rates would have an associated annual opportunity cost of approximately $7 million.

Foreign Currency Exchange Risk

We conduct business on a worldwide basis through subsidiaries in 46 countries.  We are therefore exposed to movement in currency exchange rates.  As part of our risk management strategy and consistent with prior years, we did not enter into any foreign exchange derivative transactions.  In addition, we manage our level of exposure by denominating a majority of international sales and payments of related expense in the local currency of our subsidiaries.  A 1% decline in all foreign currencies against the U.S. dollar would have an insignificant effect on our net income.

Equity Price Risk

We have minimal investments in marketable equity securities of publicly traded companies.  As of June 30, 2003, these investments were considered available-for-sale with any unrealized gains or losses deferred as a component of stockholders' equity.  It is not customary for us to make investments in equity securities as part of our investment strategy.

Item 4:

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company's Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer have carried out an evaluation of the effectiveness of the Company's "disclosure controls and procedures" as of June 30, 2003 (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)).  Based on that evaluation, these officers have concluded that as of June 30, 2003, the Company's disclosure controls and procedures were adequate.

Internal control over financial reporting

During the period covered by this report, there have been no changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

Back to Index

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

The Company, its former Chairman and CEO, Charles B. Wang, Sanjay Kumar, and Russell M. Artzt are defendants in a number of stockholder class action lawsuits, the first of which was filed July 23, 1998, alleging that a class consisting of all persons who purchased the Company's common stock during the period January 20, 1998 until July 22, 1998 were harmed by misleading statements, misrepresentations, and omissions regarding the Company's future financial performance.  These cases, which seek monetary damages, have been consolidated into a single action in the United States District Court for the Eastern District of New York, the proposed class has been certified, and discovery is substantially complete.  Additionally, in February and March 2002, a number of stockholder lawsuits were filed in the U.S. District Court for the Eastern District of New York against the Company and Messrs. Wang, Kumar, Ira H. Zar, the Company's Chief Financial Officer, and in one instance Mr. Artzt.  The lawsuits generally allege, among other things, that the Company made misleading statements of material fact or omitted to state material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading in connection with the Company's financial performance.  Each of the named individual plaintiffs in the 2002 lawsuits seeks to represent a class consisting of purchasers of the Company's common stock and call options and sellers of put options for the period May 28, 1999 through February 25, 2002.  The 2002 cases have been consolidated, and the Company's former independent auditor, Ernst & Young LLP, has been named as a defendant, but class action status has not yet been certified and discovery has not been taken.  In addition, in May 2003, a class action lawsuit captioned John A. Ambler v. Computer Associates International, Inc., et al. was filed in the U.S. District Court for the Eastern District of New York.  The complaint in this matter, a purported class action on behalf of the Computer Associates Savings Harvest Plan (the CASH Plan) and the participants and beneficiaries of the CASH Plan for a class period running from March 30, 1998 through May 30, 2003, asserts claims of breach of fiduciary duty under ERISA, the federal Employee Retirement Security Act.  The named defendants are the Company, the Company's Board of Directors, the CASH Plan, the Administrative Committee of the CASH Plan, and the following current or former employees and/or Board members of the Company: Charles B. Wang; Sanjay Kumar; Ira Zar; Russell M. Artzt; Peter A. Schwartz; Charles P. McWade and various unidentified alleged fiduciaries of the CASH Plan.  The complaint alleges that the defendants breached their fiduciary duties by causing the CASH Plan to invest in Company securities and seeks damages in an unspecified amount.  The time for defendants to respond to the complaint has not yet passed.  Although the ultimate outcome and liability, if any, cannot be determined, the Company believes that the facts do not support the claims in these lawsuits and that the Company and its officers and directors have meritorious defenses.  In the opinion of management, resolution of these lawsuits is not expected to have a material adverse effect on the financial position of the Company.  In the event of an unfavorable resolution of any of these matters, however, the Company's earnings and cash flows in one or more periods could be materially adversely affected.

As previously reported, the Company has been providing documents and other information to the United States Attorney's Office for the Eastern District of New York and the staff of the Northeast Regional Office of the Securities and Exchange Commission in connection with an ongoing investigation concerning certain of the Company's accounting practices, including its revenue recognition policies and procedures in periods prior to the adoption of the Company's new business model.  At this point, the Company cannot predict the scope or outcome of the inquiry, which may include the institution of administrative, civil injunctive or criminal proceedings, the imposition of fines and penalties, suspensions or disbarments from government contracts, or other remedies and sanctions.  The Company also cannot predict what impact, if any, the inquiry may have on its results of operations or financial condition.

Back to Index

Item 1: Legal Proceedings (Continued)

A derivative lawsuit has been filed against certain current and former directors of the Company, based on essentially the same allegations as those contained in the February and March 2002 stockholder lawsuits (discussed above).  This action was commenced in April 2002 in Delaware Chancery Court, and an amended complaint was filed in November 2002.  The defendants named in the amended complaint are the Company as a nominal defendant, current Company directors Messrs. Kumar, Artzt, Ranieri and D'Amato, and former Company directors Mr. Wang, Ms. Kenny, and Messrs. de Vogel, Grasso, and Pieper.  The derivative suit alleges breach of fiduciary duties on the part of all the individual defendants and, as against the current and former management director defendants, insider trading on the basis of allegedly misappropriated confidential, material information.  The amended complaint seeks an accounting and recovery on behalf of the Company of an unspecified amount of damages, including recovery of the profits allegedly realized from the sale of common stock of the Company.

In July 2002, two derivative lawsuits against the current directors of the Company, and certain former directors, were filed in the Chancery Court in Delaware.  These lawsuits concern the payment to and standstill agreement with Sam Wyly and Ranger Governance Ltd. pursuant to which they agreed, among other things, not to engage in a proxy contest with the Company for five years, and Mr. Wyly's non-compete agreement with the Company was extended.  The lawsuits generally allege breach of fiduciary duties, waste and misappropriation of corporate assets, and damages to the Company in an unspecified amount.

In April 2001, a lawsuit captioned The Canopy Group, Inc., et al. v. Computer Associates International, Inc. was filed in the United States District Court for the District of Utah, Central Division.  Based upon a series of written agreements involving the licensing of certain software products, the complaint seeks monetary damages based upon claims for, among other things, breach of contract and breach of the implied covenant of good faith and fair dealing.  The Company has been defending the case vigorously.  Although the ultimate outcome cannot be determined, the Company believes the facts do not support the claims in this matter and the Company has meritorious defenses.  In the opinion of management, resolution of this lawsuit is not expected to have a material adverse effect on the financial position of the Company.  In the event of an unfavorable resolution, the Company's earnings and cash flows in one or more periods could be materially adversely affected.

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

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits:
15.1 Accountants' acknowledgement letter
31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:
The Registrant furnished a Report on Form 8-K dated May 14, 2003 to report an event under Item 12.

Back to Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER ASSOCIATES INTERNATIONAL, INC.

Dated: July 23, 2003	By:	/s/ Sanjay Kumar
Sanjay Kumar, Chairman
and Chief Executive Officer

Dated: July 23, 2003	By:	/s/ Ira Zar
Ira Zar, Executive Vice President and
Principal Financial and Accounting Officer

Back to Index