Form 10-Q
period 2003-09-30
COMPUTER ASSOCIATES INTERNATIONAL INC
filed 2003-10-22
CIK 356028

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑  Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2003

or

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
 Yes ☑     No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding
Common Stock	as of October 20, 2003
par value $.10 per share	579,081,504

 COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES

Back to Index

PART I. FINANCIAL INFORMATION

As described in Note K to the Consolidated Condensed Financial Statements of Computer Associates International, Inc. and subsidiaries (the Company), KPMG LLP (KPMG), the independent accountants for the Company, has advised the Company that, due to the ongoing status of an internal investigation by the Audit Committee of the Board of Directors into accounting practices that were in place prior to the Company's adoption of its Business Model in October 2000, it is currently unable to complete its review under Statement of Auditing Standards No. 100 (SAS 100) of the unaudited Consolidated Condensed Financial Statements included in this Form 10-Q.  When such review has been completed, the Company intends to amend this Form 10-Q to include KPMG's SAS 100 review report.

Since the Audit Committee investigation relates to the period prior to the adoption of the Business Model in October 2000, and based on the Audit Committee's findings to date, the Company believes the investigation and the subsequent completion of the KPMG review will not result in any change to the Company's Consolidated Condensed Financial Statements contained herein.  The Company, however, cannot predict the timing or possible outcome of the Audit Committee investigation.

Back to Index

Item 1:

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)

(in millions)

September 30,	March 31,
2003	2003

ASSETS
CURRENT ASSETS Cash and cash equivalents Marketable securities Trade and installment accounts receivable, net Other current assets TOTAL CURRENT ASSETS	$889 96 1,425 91 2,501	$1,421 91 1,854 127 3,493

Installment accounts receivable, due after one year, net	579	519
Property and equipment, net	646	665
Purchased software products, net	1,243	1,431
Goodwill, net	4,456	4,453
Other noncurrent assets, net	424	439

TOTAL ASSETS	$9,849	$11,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES Loans payable and current portion of long-term debt	$2	$828
Deferred subscription revenue (collected) - current	842	923
Other current liabilities	1,147	1,241
TOTAL CURRENT LIABILITIES Long-term debt, net of current portion	1,991 2,298	2,992 2,298
Deferred income taxes	699	792
Deferred subscription revenue (collected) - noncurrent	213	173
Deferred maintenance revenue	276	350
Other noncurrent liabilities	29	32

TOTAL LIABILITIES	5,506	6,637

Stockholders' equity	4,343	4,363

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,849	$11,000

See Notes to the Consolidated Condensed Financial Statements.

Back to Index

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

(in millions, except per share amounts)

For the Three		For the Six
Months Ended		Months Ended
September 30,		September 30,
2003	2002	2003	2002
REVENUE

Subscription revenue Software fees and other Maintenance Financing fees Professional services TOTAL REVENUE	$478 87 164 49 55 833	$343 95 197 77 60 772	$927 167 335 103 114 1,646	$657 190 402 163 125 1,537
EXPENSES

Amortization of capitalized software costs	117	118	233	237
Cost of professional services	52	59	107	118
Selling, general and administrative	333	345	669	695
Product development and enhancements	171	165	339	330
Commissions and royalties	57	60	111	120
Depreciation and amortization of other intangibles	35	35	69	69
Other gains/expenses, net	20	28	24	59
Shareholder litigation settlement	150	-	150	-

TOTAL EXPENSES BEFORE INTEREST & TAXES	935	810	1,702	1,628

Loss before interest and taxes	(102)	(38)	(56)	(91)

Interest expense, net	29	41	60	88

Loss before income taxes	(131)	(79)	(116)	(179)

Income tax benefit	(44)	(27)	(38)	(62)

NET LOSS	$(87)	$(52)	$(78)	$(117)

BASIC LOSS PER SHARE	$(.15)	$(.09)	$(.13)	$(.20)

Basic weighted-average shares used in computation	579	573	579	576

DILUTED LOSS PER SHARE	$(.15)	$(.09)	$(.13)	$(.20)

Diluted weighted-average shares used in computation	579	573	579	576

See Notes to the Consolidated Condensed Financial Statements.

Back to Index

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

For the Six Months
Ended September 30,
2003	2002

OPERATING ACTIVITIES:
Net loss	$(78)	$(117)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	302	306
Provision for deferred income taxes	(91)	(103)
Compensation expense related to stock and pension plans	22	24
(Increase) decrease in noncurrent installment accounts receivable, net	(63)	185
Increase (decrease) in deferred subscription revenue (collected) - noncurrent	35	(42)
Decrease in deferred maintenance revenue	(82)	(128)
Decrease in trade and current installment accounts receivable, net	483	440
Decrease in deferred subscription revenue (collected) - current	(111)	(38)
(Gain) loss on sale of assets, net	(18)	2
Gain on early retirement of debt	-	(3)
Changes in other operating assets and liabilities, excluding
effects of acquisitions and divestitures	(52)	(127)
NET CASH PROVIDED BY OPERATING ACTIVITIES	347	399

INVESTING ACTIVITIES:
Acquisitions of purchased software	(35)	(12)
Settlements of purchase accounting liabilities	(11)	(19)
Purchases of property and equipment, net	(16)	(9)
Proceeds from divestiture of assets	18	12
Purchases of marketable securities, net	(4)	(5)
Increase in capitalized software development costs and other	(20)	(20)
NET CASH USED IN INVESTING ACTIVITIES	(68)	(53)

FINANCING ACTIVITIES:
Debt repayments, net	(826)	(694)
Dividends paid	(23)	(23)
Exercises of common stock options and other	11	10
Purchases of treasury stock	(6)	(63)
NET CASH USED IN FINANCING ACTIVITIES	(844)	(770)

DECREASE IN CASH AND CASH EQUIVALENTS BEFORE
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(565)	(424)

Effect of exchange rate changes on cash and cash equivalents	33	18

DECREASE IN CASH AND CASH EQUIVALENTS	(532)	(406)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,421	1,093

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$889	$687

See Notes to the Consolidated Condensed Financial Statements.

Back to Index

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  As described in more detail in Note K, KPMG LLP (KPMG), the Company's independent accountants, has advised the Company that, due to the ongoing status of the Audit Committee's internal investigation into accounting practices in place prior to the Company's adoption of its Business Model in October 2000, it is currently unable to complete its review under Statement of Auditing Standards No. 100 (SAS 100) of the unaudited Consolidated Condensed Financial Statements contained herein prior to filing this Form 10-Q, as required by Rule 10-01(d) of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended.  Operating results for the three and six months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004.  For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K (Form 10-K) relating to Computer Associates International, Inc. and subsidiaries (the Company) for the fiscal year ended March 31, 2003.

Basis of Revenue Recognition: The Company derives revenue from licensing software products, providing customer technical support and providing professional services.  The Company licenses to customers the right to use its software products pursuant to software license agreements.  Since the Company recognizes subscription revenue from software license agreements evenly or ratably over the applicable license agreement term, the timing and amount of such revenue recognized during an accounting period is determined by the duration and license agreement value reflected in each software license agreement.  Revenue from transactions completed through the Company's distributor, reseller and original equipment manufacturer partners is generally recognized when these partners sell the software products to their customers.  This is commonly referred to as the sell-through method.  For a detailed description of the Company's revenue recognition policy, refer to Note 1 to the Consolidated Financial Statements in the Form 10-K for fiscal year 2003.

Business Model: In October 2000, the Company announced the shift to its existing Business Model (the Business Model) that offers customers greater flexibility to change how they can use and license the Company's software products as their businesses change.  Under the Business Model, customers can manage their costs more effectively by controlling the duration of their software license agreements.  The Business Model also permits customers to change their software mix as their business and technology needs change.  The Company believes its Business Model improves the predictability of its revenue streams, since the Company recognizes subscription revenue ratably over the life of each software license agreement.  Under the Company's prior business model, and as is common practice in the software industry, license fees from a software license agreement was generally recorded up-front at the time the license agreement was signed and the software was delivered.

Statements of Cash Flows: For the six months ended September 30, 2003 and 2002, interest payments were $77 million and $105 million, respectively, and income taxes paid were $172 million and $87 million, respectively.

Cash Dividends: In May 2003, the Company's Board of Directors declared its regular, semi-annual cash dividend of $.04 per share.  The dividend totaled approximately $23 million and was paid on July 7, 2003 to stockholders of record on June 19, 2003.

Back to Index

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003

NOTE B - COMPREHENSIVE LOSS

Comprehensive loss includes unrealized gains (losses) on the Company's available-for-sale securities and foreign currency translation adjustments.  The components of comprehensive loss, net of related tax, for the three and six month periods ended September 30, 2003 and 2002 are as follows:

For the Three Months		For the Six Months
Ended September 30,		Ended September 30,
2003	2002	2003	2002
(in millions)
Net loss	$(87)	$(52)	$(78)	$(117)
Unrealized gains (losses) on marketable securities,
net of tax	(1)	(3)	1	(3)
Foreign currency translation adjustment	10	4	48	92
Total comprehensive loss	$(78)	$(51)	$(29)	$(28)

NOTE C - NET LOSS PER SHARE

Basic loss per share and diluted loss per share are computed by dividing net loss by the weighted-average number of common shares outstanding for the period.

For the Three		For the Six
Months Ended		Months Ended
September 30,		September 30,
2003	2002	2003	2002
(in millions, except per share amounts)
Net loss(1) Diluted Loss Per Share	$(87)	$(52)	$(78)	$(117)
Weighted-average shares outstanding and
common share equivalents(2) Diluted loss per share	$579 (.15)	$573 (.09)	$579 (.13)	$576 (.20)
Diluted Share Computation

Weighted-average common shares outstanding
Weighted-average Convertible Senior Note shares outstanding
Weighted-average stock options outstanding, net
Weighted-average shareholder settlement shares (see Note I)

	579 - - -	573 - - -	579 - - -	576 - - -
Weighted-average shares outstanding and
common share equivalents(2)	579	573	579	576

(1)

If the three and six month periods ended September 30, 2003 and 2002 had resulted in net income and had the common share equivalents for the Convertible Senior Notes (27 million shares) issued in March 2002 and the 1.625% Convertible Senior Note (23 million shares) issued in December 2002 (collectively, the Notes) been dilutive, interest expense related to the Notes would have been added back to net income to calculate diluted earnings per share.  The related interest expense, net of tax, for the three and six month periods ended September 30, 2003 totaled approximately $6 million and $13 million, respectively, and for the three and six month periods ended September 30, 2002 totaled approximately $6 million and $11 million, respectively.

(2)

Common share equivalents (the Notes, stock options and shareholder settlement shares) are not included since their effect would be antidilutive.  If the three and six month periods ended September 30, 2003 and 2002 had resulted in net income and had the common share equivalents for the Notes been dilutive, the common share equivalents would have been added to the weighted-average common shares outstanding to calculate diluted earnings per share.  The weighted-average shares outstanding and common share equivalents for the three and six month periods ended September 30, 2003 would have been 639 million and 635 million, respectively, and for the three and six month periods ended September 30, 2002 would have been 603 million and 606 million, respectively.

Back to Index

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003

NOTE D - ACCOUNTING FOR STOCK BASED COMPENSATION

Prior to April 1, 2003, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) and related interpretations.

Effective April 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123."  The Company selected the prospective method to transition to the fair value method of measuring stock-based compensation expense.

Under the prospective method, the Company recognizes compensation expense related to all stock awards granted after March 31, 2003 in the Consolidated Condensed Statements of Operations.  The following table illustrates the pro forma effect on net loss and basic and dilutive loss per share as if the fair value method had been applied to all stock-based employee compensation in each period:

For the Three		For the Six
Months Ended		Months Ended
September 30,		September 30,
2003	2002	2003	2002
(in millions, except per share amounts)
Net loss, as reported Add:	$(87)		$(52)		$(78)		$(117)
Stock-based employee compensation expense included
in net loss, net of tax Deduct:	2		1		3		1
Total stock-based employee compensation expense determined
under the fair value based method for all awards, net of tax Pro forma net loss Basic loss per share	$(23 (108	) )	$(26 (77	) )	$(46 (121	) )	$(49 (165	) )
As reported Pro forma Diluted loss per share	$(.15 (.19	) )	$(.09 (.13	) )	$(.13 (.21	) )	$(.20 (.29	) )
As reported Pro forma	$(.15 (.19	) )	$(.09 (.13	) )	$(.13 (.21	) )	$(.20 (.29	) )

The compensation expense and pro forma net loss are not necessarily indicative of amounts to be included in future periods.

No options were granted in the second quarter of fiscal year 2004.  The weighted-average estimated fair value at the date of grant for options granted in the first six months of fiscal year 2004 was $12.32.  Options covering 151,125 shares were granted in the first six months of fiscal year 2004.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.  The following weighted-average assumptions were used in determining the fair value of options granted in the first six months of fiscal year 2004: dividend yield of .35%; expected volatility factor of 67%; risk-free interest rate of 2.2%; and an expected life of 4.5 years, which is lower than the expected life used in prior year computations, due to a reduction in the average vesting period.

Back to Index

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003

The Company maintains a Year 2000 Employee Stock Purchase Plan (the Purchase Plan) for all eligible employees.  The estimated fair value of the stock purchase rights under the Purchase Plan for the six month offering period commencing July 1, 2003 was $7.02.  The fair value is estimated on the first date of the offering period using the Black-Scholes option pricing model.  The following weighted-average assumptions were used in determining the estimated fair value of stock purchase rights under the Purchase Plan granted for the offering period commencing July 1, 2003: dividend yield of .36%; expected volatility factor of 60%; risk-free interest rate of .96%; and an expected life of .5 years.

NOTE E - ACCOUNTS RECEIVABLE

Net trade and installment accounts receivable consist of the following:

September 30,	March 31,
2003	2003
(in millions)

Current:
Billed accounts receivable
Unbilled amounts due within the next 12 months - Business Model
Unbilled amounts due within the next 12 months - prior business model
Less: Allowance for doubtful accounts
Net amounts expected to be collected
Less: Unearned revenue - current
Net trade and installment accounts receivable - current

$ $	498 1,350 983 (168 2,663 (1,238 1,425	) )	$ $	821 1,284 1,020 (176 2,949 (1,095 1,854	) )

Noncurrent:
Unbilled amounts due beyond the next 12 months - Business Model
Unbilled amounts due beyond the next 12 months - prior business model
Less: Allowance for doubtful accounts
Net amounts expected to be collected
Less: Unearned revenue - noncurrent
Net installment accounts receivable - noncurrent

$ $	1,277 1,467 (69 2,675 (2,096 579	) )	$ $	1,210 1,807 (85 2,932 (2,413 519	) )

The components of unearned revenue consist of the following:

September 30,	March 31,
2003	2003
(in millions)
Current: Unamortized discounts Unearned maintenance Deferred subscription revenue Unearned professional services	$ $	147 149 917 25 1,238	$ $	185 189 688 33 1,095
Noncurrent: Unamortized discounts Unearned maintenance Deferred subscription revenue	$ $	190 135 1,771 2,096	$ $	250 173 1,990 2,413

Back to Index

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003

NOTE F - IDENTIFIED INTANGIBLE ASSETS

In the table below, capitalized software includes both purchased and internally developed software costs; other identified intangible assets includes both purchased customer relationships and trademarks/trade name costs.  Internally developed capitalized software costs and other identified intangible asset costs are included in "Other noncurrent assets" on the Consolidated Condensed Balance Sheets.  The gross carrying amounts and accumulated amortization for identified intangible assets subject to amortization are as follows:

At September 30, 2003
Gross	Accumulated	Net
Assets	Amortization	Assets
(in millions)
Capitalized software:
Purchased	$4,529	$3,286	$1,243
Internally developed	412	276	136
Other	388	165	223
Total	$5,329	$3,727	$1,602

At March 31, 2003
Gross	Accumulated	Net
Assets	Amortization	Assets
(in millions)
Capitalized software:
Purchased	$4,509	$3,078	$1,431
Internally developed	392	257	135
Other	370	136	234
Total	$5,271	$3,471	$1,800

For the second quarters of fiscal years 2004 and 2003, amortization of capitalized software costs was $117 million and $118 million, respectively.  Amortization of other identified intangible assets was $11 million and $9 million in the second quarters of fiscal years 2004 and 2003, respectively.

For the first six months of fiscal years 2004 and 2003, amortization of capitalized software costs was $233 million and $237 million, respectively, and amortization of other identified intangible assets was $21 million and $19 million, respectively.

Based on the identified intangible assets recorded through September 30, 2003, annual amortization expense is expected to be as follows:

	Year Ended March 31,
	2004	2005	2006	2007	2008	2009
	(in millions)
Capitalized software:
Purchased	$424	$396	$370	$256	$ 7	$ 1
Internally developed	40	40	32	24	14	5
Other	42	42	39	23	23	23
Total	$506	$478	$441	$303	$44	$29

Back to Index

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003

NOTE G - RECLASSIFICATIONS

Gains and losses attributable to sales of fixed assets, foreign currency exchange rate fluctuations, and certain other infrequent events have been reclassified from "Selling, general & administrative" to "Other gains/expenses" on the Consolidated Condensed Statements of Operations.  The components of "Other gains/expenses" are as follows:

For the Three		For the Six
Months Ended		Months Ended
September 30,		September 30,
2003	2002	2003	2002
(in millions)

(Gains)/losses attributable to sales of fixed assets	$-	$2	$(18)	$2
Expenses attributable to fluctuations in foreign
currency exchange rates	-	14	14	45
Expenses attributable to legal settlements	20	2	28	2
Payment to Ranger Governance Ltd.	-	10	-	10
	$20	$28	$24	$59

Approximately $14 million of deferred revenue at March 31, 2003 related to the Company's indirect business (distributors, resellers, and value-added resellers) has been reclassified to "Billed accounts receivable" from "Allowance for doubtful accounts" within Note E to the Consolidated Condensed Financial Statements to conform to the September 30, 2003 presentation.

Approximately $72 million of deferred tax assets and $18 million of a noncurrent contra asset at March 31, 2003 have been reclassified to "Deferred income taxes" and "Other current liabilities," respectively, on the Consolidated Condensed Balance Sheets to conform to the September 30, 2003 presentation.

NOTE H - ACQUISITIONS AND DIVESTITURES

In October 2002, the Company completed the divestiture of its banking products group, the remaining interBiz product group, to a third party.  Proceeds from the divestiture totaled approximately $8 million, which was received in the quarter ended December 31, 2002.  The banking products group generated approximately $10 million of revenue and $6 million of direct expenses for the first six months of fiscal year 2003.  As part of the transaction, net billed and unbilled accounts receivable and net deferred subscription revenue were reduced by approximately $12 million and $18 million, respectively.  Approximately 80 employees were transferred to the acquirer as part of this transaction.

The Company acquired PLATINUM technology International, inc. and Sterling Software, Inc. in May 1999 and March 2000, respectively.  The Company also acquired several smaller businesses prior to fiscal year 2000.  The Company has not completed any acquisitions since March 2000 that would have generated additional acquisition-related liabilities.  Accrued acquisition-related costs and changes in these accruals were as follows:

Duplicate
Facilities &	Employee
Other Costs	Costs
(in millions)
Balance at March 31, 2002:	$135	$34
Settlements	(43)	(10)
Adjustments	(18)	(1)
Balance at March 31, 2003:	$74	$23
Settlements	(5)	(6)
Balance at September 30, 2003:	$69	$17

Back to Index

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003

The duplicate facilities and other costs relate to operating leases which expire at various times through 2010, negotiated buyouts of operating lease commitments, taxes, and other contractual liabilities.  The employee costs consist of involuntary termination benefits.  The adjustments, which reduced the corresponding liability and related goodwill asset accounts, were recorded when obligations were settled at amounts less than originally estimated.  The remaining liability balances are included in "Other current liabilities" on the Consolidated Condensed Balance Sheets.

NOTE I - SHAREHOLDER LITIGATION SETTLEMENT

In August 2003, the Company announced plans to settle all outstanding litigation related to past accounting issues.  Included in the settlement are both shareholder and ERISA (Employee Retirement Income Security Act of 1974, as amended) class-action suits and related derivative litigation.  As part of the settlement and upon approval by the United States District Court for the Eastern District of New York, the Company will issue to the shareholder classes a total of up to 5.7 million shares (settlement shares) of the Company's common stock.  If the Company's share price is below $23.43 at the time of distribution of the settlement shares, up to 2.2 million of the 5.7 million shares would be payable in cash at that price - or a maximum of $51.546 million in cash.  In that case, the stock portion of the settlement would be reduced to no less than 3.5 million shares.  On August 22, 2003, the Company established an initial estimate for the value of the shareholder litigation settlement of approximately $144 million.  The estimated value was based on the Company's NYSE closing share price of $25.00 on that date and certain administrative costs associated with the settlement.  The Company updated the estimated value of the settlement based on the Company's NYSE closing share price of $26.11 as of September 30, 2003.  The estimated value of the settlement as of September 30, 2003 was $150 million and the related liability was reflected in "Other current liabilities" on the Consolidated Condensed Balance Sheets.  Until the settlement shares are issued, the projected impact will be reviewed quarterly and the expense adjusted accordingly.  Refer to Part II, Item 1. "Legal Proceedings" of this Form 10-Q for additional information.

NOTE J - RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables."  Issue 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets.  The provisions of Issue 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003 but do not supersede existing authoritative guidance, including SOP 97-2.  The adoption of Issue 00-21 did not have an impact on the Company's financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities."  Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51 and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date.  This Interpretation is applicable to the Company in the quarter ending December 31, 2003, for interests acquired in variable interest entities prior to February 1, 2003.  This Interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack specified characteristics.  The adoption of this Interpretation will not have a material impact on the Company's financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities."  SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  In particular, this Statement clarifies under what circumstances a contract with an initial net

Back to Index

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003

investment meets the characteristic of a derivative.  It also clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows.  SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and did not have an impact on the Company's financial statements.

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

NOTE K - SUBSEQUENT EVENT

On October 8, 2003, the Company announced actions that were taken in response to the preliminary results of an independent inquiry being conducted by the Audit Committee of the Board of Directors.

As previously reported, the Company has been responding to a joint investigation by the United States Attorney's Office for the Eastern District of New York and the Northeast Regional Office of the Securities and Exchange Commission.  The investigation concerns accounting practices that were in place prior to the Company's adoption of its Business Model in October 2000.

In response to the investigation, the Board of Directors authorized the Audit Committee to conduct an independent investigation into the timing of revenue recognition by the Company.

Although the Audit Committee investigation is continuing, the Audit Committee has determined that certain revenues were prematurely recognized in the fiscal year ended March 31, 2000.  The Audit Committee found that in fiscal year 2000 a number of software license agreements appear to have been signed after the end of the quarter in which revenues associated with such agreements had been recognized.  Those revenues should have been recognized in the quarter in which the software license agreements were signed.  The Audit Committee has not yet quantified the revenue prematurely recognized.  However, through October 21, 2003, the Audit Committee has found no evidence to suggest that the software license agreements and the revenues and cash flows associated with those software license agreements were not genuine.

Following the Audit Committee's report and at its recommendation, the Company asked for and received the resignations of three executives who oversaw the relevant financial operations during the period in question, including the Company's Chief Financial Officer (CFO).  The Company is currently conducting an external search for a new CFO.  In the interim, Douglas E. Robinson, Senior Vice President, Finance, will serve as CFO.

The Audit Committee's continuing review will include an examination of whether restatement of prior period financial statements is required under GAAP.

KPMG has advised the Company that, due to the ongoing status of the Audit Committee investigation, it is currently unable to complete its review of the Company's unaudited Consolidated Condensed Financial Statements included in this Form 10-Q.  The interim financial statements contained in a Form 10-Q are required to be reviewed under SAS 100 by an independent public accountant pursuant to Rule 10-01(d) of the Securities and Exchange Commission's Regulation S-X.  When such review has been completed, the Company intends to amend this Form 10-Q to include KPMG's SAS 100 review report.  Since the Audit Committee investigation relates to the period prior to the adoption of its Business Model in October 2000,

Back to Index

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003

and based on the Audit Committee's findings to date, the Company believes the investigation and the subsequent completion of the KPMG review will not result in any change to the Company's Consolidated Condensed Financial Statements contained herein.  The Company, however, cannot predict the timing or possible outcome of the Audit Committee investigation.

The staff of the SEC may take the position that this Form 10-Q is deficient because the required review by the independent public accountants has not been completed.  That would mean that the Company would not be current in its filings under the Securities Exchange Act of 1934.  Filing of an amendment to this report when the independent public accountants' review is complete would eliminate certain consequences of the deficient filing, but the Company would remain ineligible to use Forms S-2 and S-3 to register securities until all required reports under the Securities Exchange Act of 1934 have been timely filed for the 12 months prior to the filing of the registration statement for those securities.  The Company believes that the delay in obtaining KPMG's SAS 100 review of the Company's fiscal 2004 second quarter financial statements is not likely to have a material effect on its bank credit agreements and the indentures governing its debt obligations.  In light of the absence of the required SAS 100 review, the Section 906 certifications required by 18 U.S.C. §1350 and included as Exhibits 32.1 and 32.2 to this Form 10-Q have been qualified by reference to the absence of that review.

Back to Index

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains certain forward-looking statements and information relating to the Company that are based on the beliefs and assumptions made by management as well as information currently available to management.  When used in this document, the words "anticipate," "believe," "estimate," "expect," and similar expressions, are intended to identify forward-looking statements.  Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties, and assumptions, some of which are described below in the section "Risk Factors."  Should one or more of these risks or uncertainties occur, or should our assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, or expected.  We do not intend to update these forward-looking statements except as may be required by law.

QUARTERLY UPDATE

-

In August 2003, we announced plans to settle all outstanding litigation related to past accounting issues.  Included in the settlement are both shareholder and ERISA class-action suits and related derivative litigation.  As part of the settlement and upon approval by the United States District Court for the Eastern District of New York, we will issue to the shareholder classes a total of up to 5.7 million shares (settlement shares) of our common stock.  In anticipation of a final settlement, we recorded a pre-tax expense in the quarter ended September 30, 2003 of approximately $150 million.  The pre-tax expense is based on our NYSE closing share price of $26.11 on September 30, 2003 and certain administrative costs associated with the settlement.  Until the settlement shares are issued, the projected impact will be reviewed quarterly and the expense adjusted accordingly.  Refer to Note I "Shareholder Litigation Settlement" and Part II, Item 1. "Legal Proceedings" of this Form 10-Q for additional information.

-

Also in August 2003, we announced that we reached an agreement with The Canopy Group and Center 7 to settle all litigation between the parties for $40 million, which was paid in the quarter ended September 30, 2003.  The settlement was approved by the United States District Court for the District of Utah, Central Division, on August 12, 2003.  In addition to amounts previously expensed in relation to this litigation, we recorded a pre-tax expense in the quarter ended September 30, 2003 of $20 million, which was included in "Other gains/expenses" on the Consolidated Condensed Statements of Operations.  Refer to Part II, Item 1. "Legal Proceedings" of this Form 10-Q for additional information.

-

In October 2003, we announced actions that were taken in response to the preliminary results of an independent investigation being conducted by the Audit Committee of the Board of Directors.  Although the Audit Committee investigation is continuing, the Audit Committee determined that an as-yet unquantified amount of revenue was prematurely recognized in the fiscal year ending March 31, 2000.  Based on the Audit Committee's recommendation, we asked for and received the resignations of three executives who oversaw the relevant financial operations during the period in question, including our CFO.  We are currently conducting an external search for a new CFO. In the interim, Douglas E. Robinson, Senior Vice President, Finance, will serve as CFO.  Refer to Note K "Subsequent Event" and Part II, Item 1. "Legal Proceedings" of this Form 10-Q for additional information.

-

In October 2003, due primarily to the ongoing independent investigation by the Audit Committee, Moody's Investor Services (Moody's) announced that it lowered our senior unsecured rating to Baa3 from Baa2 and our short-term rating for commercial paper to Prime-3 from Prime-2.  These ratings are under review for possible further downgrade.  Also in October 2003, Standard & Poor's Rating Services (Standard & Poor's) announced that it placed our BBB+ senior unsecured rating and our A-2 commercial paper rating on CreditWatch with negative implications.  Refer to the "Liquidity and Capital Resources" section of this Form 10-Q for additional information.

Back to Index

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

-

CA World, our annual conference and exhibition, was held July 13 - 17 in Las Vegas, Nevada.  CA World provides educational sessions on and demonstrations of the latest CA technology.  During CA World 2003, we announced several new products, including our enterprise security management solution, eTrustTM Security Command Center.  eTrust Security Command Center enables customers to manage their entire security operations, including security products from other companies, from a single location.  We also announced new channel initiatives to expand opportunities for reseller partners.  These initiatives include improved demand creation, increased partner profit margins and expanded program support.

-	In October 2003, the Board of Directors declared its regular semi-annual cash dividend of $.04 per share. The dividend will be paid on January 7, 2004 to stockholders of record on December 22, 2003.

PERFORMANCE INDICATORS

The following is a summary of some of the quantitative performance indicators (as defined below) that may be used to assess our financial results and condition:

For the Three Months
Ended Sept. 30,			Percent
2003	2002	Change	Change
(dollars in millions)

Subscription revenue
Total revenue
Subscription revenue as a percent of total revenue
New deferred subscription revenue
Weighted-average license agreement duration in years
Cash from operations
Net loss

$ $ $ $ $	478 833 57 405 2.70 176 (87	% )	$ $ $ $ $	343 772 44 394 2.80 202 (52	% )	$ $ $ $ $	135 61 - 11 (.10 (26 (35	) ) )	39% 8% 30% 3% (4% (13% 67%	) )

For the Six Months
Ended Sept. 30,			Percent
2003	2002	Change	Change
(dollars in millions)

Subscription revenue
Total revenue
Subscription revenue as a percent of total revenue
New deferred subscription revenue
Weighted-average license agreement duration in years
Cash from operations
Net loss

$ $ $ $ $	927 1,646 56 792 2.80 347 (78	% )	$ $ $ $ $	657 1,537 43 716 2.80 399 (117	% )	$ $ $ $ $	270 109 - 76 - (52 39)	41% 7% 30% 11% - (13% (33%	) )

Sept. 30,	March 31,		Percent
2003	2003	Change	Change
(dollars in millions)
Total debt	$2,300	$3,126	$(826)	(26%	)

Definitions of performance indicators are as follows:

Subscription Revenue - Subscription revenue is the ratable revenue recognized in a period from amounts previously recorded as deferred subscription revenue.  The larger the ratio of subscription revenue to total revenue, the more predictable our revenue streams become.  If weighted-average life remains constant, an increase in deferred subscription revenue will result in an increase in subscription revenue.  Therefore, since we expect an increase in deferred subscription revenue for the remainder of fiscal year 2004, we also expect subscription revenue to continue to increase for that period.

Back to Index

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Total Revenue - Total revenue is the sum of all revenue line items.  Although subscription revenue continues to increase, certain other revenue line items in our Consolidated Condensed Statements of Operations are decreasing.  As we noted in our previous filings, these decreases are generally expected.  We expected decreases in "Maintenance" and "Financing fees," as described in further detail below.  "Software fees and other" and "Professional services" decreased as well.  For a more complete description of the reasons for changes in each revenue line item, refer to the "Results of Operations" section of this Form 10-Q.

New Deferred Subscription Revenue - New deferred subscription revenue represents the total undiscounted incremental value (license agreement value) of all new software licenses sold in the current period by our direct sales force.  New deferred subscription revenue excludes the value associated with maintenance-only agreements as well as professional services arrangements.  New deferred subscription revenue is what we expect to collect over time from our customers.  This amount is recognized as subscription revenue ratably over the applicable software license term.  These license agreements represent committed payments from customers over periods generally up to three years.

The contribution to revenue from the new deferred subscription revenue applicable to any single license agreement is relatively small, since revenue is recognized ratably over the applicable license agreement term.  We believe this allows us to balance the importance of recording new deferred subscription revenue from any single transaction with the importance of seeking to enter into transactions on acceptable business terms.

Weighted-Average License Agreement Duration in Years - The weighted-average license agreement duration in years represents the sum of the duration of all software licenses executed during a period, weighted by the contract value of each individual software license.  We believe that shorter license agreement durations increase the value customers receive from our software licenses because it enables them to vary their software mix as their needs change.  We also believe this flexibility improves our customer relationships and encourages us to be more accountable to each of our customers, which in turn may lead to increased future sales opportunities.

Cash From Operations - Cash from operations shown on our Consolidated Condensed Statements of Cash Flows represents the excess of cash collected from billings to our customers over cash paid for expenses to run our business.  This amount represents what is available to pay for equipment, technology, and other investing activities, to repay debt, pay dividends, repurchase stock, and for other financing purposes.  We believe this is an important performance indicator since cash generation over the long term is essential to maintaining a healthy business and providing funds to help fuel growth.  We believe generating consistent cash from operations is an indication that we are achieving a high level of customer satisfaction with our products and are appropriately managing our expenses.  Cash from operations decreased $26 million in the quarter ended September 30, 2003 from the comparable prior fiscal year period primarily due to an increase in cash paid for income taxes ($21 million) and legal settlements ($36 million).  This was partially offset by a reduction in cash paid for interest ($8 million) and an overall improvement in accounts receivable.

Net Loss - Under our Business Model, revenue is generally deferred and recognized ratably over the applicable license agreement term.  Under the prior business model, license revenue was generally recognized up-front.  However, costs continue to be recorded as expenses as incurred.  As a result we have generally experienced net losses in each quarter since the transition to our Business Model.  Included in the second quarter's net loss is a $100 million after-tax expense related to the announced plans to settle all outstanding shareholder and ERISA class-action suits and related derivative litigation involving past accounting issues.  Also included in this quarter's net loss is a $13 million after-tax expense related to our settlement of litigation with The Canopy Group and Center 7.  For a more complete description of these settlement expenses, refer to Note I "Shareholder Litigation Settlement" and Part II, Item 1. "Legal Proceedings" of this Form 10-Q for additional information.

Back to Index

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Total Debt - Total debt includes the current and long term portions of our debt obligations.  We have made a strategic decision to reduce our overall debt level and achieved our current fiscal year objective of an $826 million reduction during the six month period ended September 30, 2003.

Refer to the discussion of our "Results of Operations," "Outlook," "Liquidity and Capital Resources," and "Risk Factors" herein and the Notes to the Consolidated Condensed Financial Statements in this Form 10-Q for further descriptions of the items discussed in this section.

RESULTS OF OPERATIONS

The following table presents the percentage of total revenue and the percentage of period-over-period dollar change for the line items in our Consolidated Condensed Statements of Operations for the three and six month periods ended September 30, 2003 and 2002.  These comparisons of financial results are not necessarily indicative of future results.

For the Three Months Ended September 30,	For the Six Months Ended September 30,
Percentage of	Percentage of	Percentage of	Percentage of
Total Revenue	Dollar Change	Total Revenue	Dollar Change
		2003/			2003/
2003	2002	2002	2003	2002	2002
Revenue
Subscription revenue	57%	44%	39%		56%	43%	41%
Software fees and other	10%	12%	(8%	)	10%	12%	(12%	)
Maintenance	20%	26%	(17%	)	20%	26%	(17%	)
Financing fees	6%	10%	(36%	)	6%	11%	(37%	)
Professional services	7%	8%	(8%	)	7%	8%	(9%	)
Total revenue	100%	100%	8%		100%	100%	7%
Expenses
Amortization of capitalized software costs	14%	15%	(1%	)	14%	15%	(2%	)
Cost of professional services	6%	8%	(12%	)	7%	8%	(9%	)
Selling, general and administrative	40%	45%	(3%	)	41%	45%	(4%	)
Product development and enhancements	21%	21%	4%		21%	21%	3%
Commissions and royalties	7%	8%	(5%	)	7%	8%	(8%	)
Depreciation and amortization of other intangibles	4%	5%	0%		4%	4%	0%
Other gains/expenses, net	2%	4%	NM		1%	4%	NM
Shareholder litigation settlement	18%	-	NM		9%	-	NM
Total expenses before interest and taxes	112%	105%	NM		103%	106%	NM
Loss before interest and taxes	NM	NM	NM		NM	NM	NM
Interest expense, net	3%	5%	(29%	)	4%	6%	(32%	)
Loss before income taxes	NM	NM	NM		NM	NM	NM
Income tax benefit	NM	NM	NM		NM	NM	NM
Net loss	NM	NM	NM		NM	NM	NM

NM - Not Meaningful

Note: amounts may not add due to rounding

Back to Index

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Revenue:

Total Revenue

Total revenue for the quarter ended September 30, 2003 increased $61 million, or 8%, from the prior year comparable quarter to $833 million.  This increase was primarily due to the transition to our Business Model that began in the third quarter of fiscal year 2001.  This transition resulted in an increase in subscription revenue from the prior year comparable period, partially offset by an expected decrease in maintenance and financing fees, as described below.  Software fees and other and professional services revenue decreased for the second quarter as described below.  In addition, there was a positive impact to revenue of $31 million compared to the prior fiscal year quarter due to fluctuations in foreign currency exchange rates, primarily associated with the strengthening of both the Euro and the British Pound versus the U.S. dollar.  This foreign exchange rate impact was partially offset by the impact of the sale of our banking products group in October 2002, which had contributed $5 million of revenue in the second quarter of fiscal year 2003.  Cautious capital spending by many of our existing and potential customers associated with weak conditions in the overall economy and the IT industry adversely impacted revenue in the second quarter of fiscal year 2004.

Total revenue for the six months ended September 30, 2003 increased $109 million, or 7%, from the prior year comparable period to $1.646 billion.  Consistent with and for the same reasons as the increase in total revenue for the second quarter of fiscal year 2004 as compared with the second quarter of fiscal year 2003, the increase was primarily due to the transition to our Business Model.  For the six months ended September 30, 2003, there was a positive impact to revenue of $70 million compared to the prior fiscal year period due to fluctuations in foreign currency exchange rates, primarily associated with the strengthening of both the Euro and the British Pound versus the U.S. dollar.  This foreign exchange rate impact was partially offset by the impact of the sale of our banking products group in October 2002, which had contributed $10 million of revenue in the comparable six month period of the prior fiscal year.

Subscription Revenue

Subscription revenue for the quarter ended September 30, 2003 increased $135 million, or 39%, from the comparable prior year quarter to $478 million.  Subscription revenue represents the ratable portion of revenue recognized during the quarter on software license agreements executed under our Business Model.  The increase is primarily due to the transition to our Business Model in the third quarter of fiscal year 2001.  The three month period ended September 30, 2003 included subscription revenue earned from licenses that were completed during the past 12 months, which did not contribute to the revenue of the prior fiscal year quarter.  For the quarters ended September 30, 2003 and 2002, we added new deferred subscription revenue of $405 million and $394 million, respectively.  The approximate duration of licenses executed under our Business Model in the quarters ended September 30, 2003 and 2002 had a weighted-average of 2.70 years and 2.80 years, respectively.  Annualized deferred subscription revenue represents the total value of all new software license agreements signed during a period divided by the weighted-average duration of all such license agreements recorded during the same period.  Annualized deferred subscription revenue increased approximately $9 million, or 6%, for the quarter ended September 30, 2003 over the comparable prior year quarter to $150 million.

Subscription revenue for the six months ended September 30, 2003 increased $270 million, or 41%, from the comparable prior year period to $927 million.  The increase for the six month period is attributable to the same factors as described above for the second quarter increase.  Annualized deferred subscription revenue increased approximately $27 million, or 11%, for the six month period ended September 30, 2003 over the comparable prior year period to approximately $283 million.

Back to Index

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Software Fees and Other

Software fees and other primarily consists of royalties and revenue related to distribution and original equipment manufacturer (OEM) partners.  Revenue related to distribution partners and OEMs is sometimes referred to as our "indirect" or "channel" business.  Such revenue decreased during the second quarter by $8 million, or 8%, from the comparable prior year quarter to $87 million.  The decrease was primarily due to a difficult economic and competitive environment and associated pricing pressures as well as our focus on the reorganization of our channel business.  The quantification of the impact each of these factors had on the decrease in software fees and other  revenue is not readily determinable.

Software fees and other for the six months ended September 30, 2003 decreased $23 million, or 12%, from the comparable prior year period to $167 million.  The decrease for the six month period is attributable to the same factors as described above for the second quarter decrease.

Maintenance

As expected, maintenance revenue for the quarter ended September 30, 2003 decreased $33 million, or 17%, to $164 million from the comparable prior year quarter.  This decrease in maintenance revenue is attributable to additional license agreements signed under our Business Model, where maintenance revenue, bundled along with license revenue, is reported in "Subscription revenue" on the Consolidated Condensed Statements of Operations.  The combined maintenance and license revenue on these types of license agreements is recognized on a monthly basis ratably over the term of the agreement.  The decrease is partially offset by new maintenance revenue earned from customers who elect optional maintenance at the expiration of their non-term-based license agreements and maintenance earned from our indirect business.  Maintenance revenue from our indirect business for the quarter ended September 30, 2003 increased $5 million, or 42%, to $17 million from the comparable prior year quarter.

Maintenance revenue for the six months ended September 30, 2003 decreased $67 million, or 17%, from the comparable prior year period to $335 million.  The decrease for the six month period is attributable to the same factors as described above for the second quarter decrease.  Maintenance revenue from our indirect business for the six months ended September 30, 2003 increased $10 million, or 45%, from the comparable prior year period to $32 million.

Financing Fees

Financing fees result from the discounting to present value of product sales with extended payment terms under our prior business model, which required up-front revenue recognition.  This discount initially reduced the related installment accounts receivable, and was referred to as "unamortized discounts."  The related unamortized discount is amortized over the life of the applicable license agreement and is reported as financing fees.  Under our Business Model, unamortized discounts are no longer recorded, since we no longer recognize the present value of license revenue when license agreements are signed.  As expected, for the quarter ended September 30, 2003, these fees decreased $28 million, or 36%, from the comparable prior year quarter to $49 million.

Financing fees for the six months ended September 30, 2003 decreased $60 million, or 37%, from the comparable prior year period to $103 million.  The decrease for the six month period is attributable to the same factors as described above for the second quarter decrease.

Professional Services

Professional services revenue for the quarter ended September 30, 2003 decreased $5 million, or 8%, from the prior year comparable quarter to $55 million as a result of the weak spending environment that affected the IT service sector in general, which we expect to continue for the remainder of fiscal year 2004.  The decrease was also a result of our shift in focus to professional services engagements that are centered around our products.  Quantification of the impact that each of these factors had on the decrease in professional services revenue is not readily determinable.

Back to Index

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Professional services revenue for the six months ended September 30, 2003 decreased $11 million, or 9%, from the prior year comparable period to $114 million as a result of the same factors as described above for the second quarter decrease.

Total Revenue by Geography

The following table presents the amount of revenue earned from the North American and international geographic regions and corresponding percentage changes for the three and six month periods ended September 30, 2003 and 2002.  These comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	(dollars in millions)
	2003	2002	Change	2003	2002	Change
North American	$492	$499	(1%)	$ 980	$ 990	(1%)
International	341	273	25%	666	547	22%
	$833	$772	8%	$1,646	$1,537	7%

The increase in international revenue in the three and six month periods ended September 30, 2003 compared with the prior fiscal year comparable periods was attributable to our European business.  The increase was also a result of a positive impact to revenue from fluctuations in foreign currency exchange rates of $31 million and $70 million for the three and six month periods ended September 30, 2003, respectively.  The increase in both periods is primarily associated with the strengthening of both the Euro and the British Pound versus the U.S. dollar.

Price changes did not have a material impact on the three and six month periods ended September 30, 2003 or on the comparable prior fiscal year periods.  Barring any significant, unforeseen economic, industry, or Company changes, we believe international revenue will continue to remain at approximately 40% of total revenue for fiscal year 2004.

Expenses:

Amortization of Capitalized Software Costs

Amortization of capitalized software costs consists of the amortization of both purchased software and internally generated capitalized software development costs.  Internally generated capitalized software development costs are related to new products and significant enhancements to existing software products that have reached the technological feasibility stage.  Amortization of capitalized software costs for the quarter ended September 30, 2003 decreased $1 million, or 1%, from the comparable prior year quarter to $117 million.  This decrease was due primarily to certain purchased software assets becoming fully amortized.

Amortization of capitalized software costs for the six months ended September 30, 2003 decreased $4 million, or 2%, from the comparable prior year period to $233 million.  The decrease for the six month period is attributable to the same factors as described above for the second quarter decrease.

Cost of Professional Services

Cost of professional services consists primarily of the personnel-related costs associated with providing professional services and training to customers.  Cost of professional services for the quarter ended September 30, 2003 decreased $7 million, or 12%, from the comparable prior year quarter to $52 million.  This decrease was due primarily to a reduction in professional service engagements and related personnel costs.

Cost of professional services for the six months ended September 30, 2003 decreased $11 million, or 9%, from the comparable prior year period to $107 million.  The decrease for the six month period is attributable to the same factors as described above for the second quarter decrease.

Back to Index

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Selling, General and Administrative (SG&A)

SG&A expenses for the quarter ended September 30, 2003 decreased $12 million, or 3%, from the comparable prior year quarter to $333 million.  The decrease was primarily attributable to a reduction in bad debt expense of $27 million as a result of a declining installment accounts receivable balance related to the prior business model.  The decrease in bad debt expense was partially offset by an increase in personnel related costs.

SG&A expenses for the six month period ended September 30, 2003 decreased $26 million, or 4%, compared to the prior fiscal year period to $669 million.  The decrease was primarily attributable to a reduction in bad debt expense of $58 million, partially offset by a $15 million expense for severance and other termination benefits in connection with the reorganization of the U.S. channel sales organization and the creation of CA Technology Services in April 2003 and an increase in personnel related costs.

Product Development and Enhancements

For the quarter ended September 30, 2003, product development and enhancement expenditures, also referred to as research and development, increased $6 million, or 4%, from the comparable prior year quarter to $171 million.  As a percentage of operating expenses ("Total expenses before interest and taxes" excluding the impact of "Other gains/expenses" and "Shareholder litigation settlement"), net research and development expenditures increased to approximately 22% in the quarter ended September 30, 2003 from approximately 21% in the prior fiscal year comparable quarter.  This increase resulted from our continued focus on and investment in product development and enhancements for emerging technologies such as wireless, Web services and on-demand computing, as well as a broadening of our enterprise product offerings, while other operating expenses declined.

Product development and enhancement expenditures for the six month period ended September 30, 2003, increased $9 million, or 3%, from the comparable prior year period to $339 million.  As a percentage of operating expenses, net research and development expenditures increased to approximately 22% in the six month period ended September 30, 2003 from approximately 21% in the prior fiscal year comparable period.  This increase is attributable to the same factors as described above for the second quarter increase.

Commissions and Royalties

Commissions and royalties for the second quarter of fiscal year 2004 decreased $3 million, or 5%, from the comparable prior year quarter to $57 million.  This decrease was primarily due to a $4 million reduction in royalties to third parties as we continue to invest internally on product development and enhancements, partially offset by an increase in commissions.

Commissions and royalties for the six months ended September 30, 2003 decreased $9 million, or 8%, from the comparable prior year period to $111 million.  The decrease for the six month period is also primarily attributable to a reduction in royalties to third parties.

Depreciation and Amortization of Other Intangibles

Depreciation and amortization of other intangible assets for the second quarter of fiscal year 2004 totaled $35 million and remained consistent with the prior fiscal year second quarter.

Depreciation and amortization of other intangible assets for the six months ended September 30, 2003 totaled $69 million and remained consistent with the prior fiscal year comparable period.

Other Gains/Expenses

Other gains/expenses of $20 million in the quarter ended September 30, 2003 includes the expense related to the settlement of litigation with The Canopy Group and Center 7.  Refer to Part II, Item 1. "Legal Proceedings" of this Form 10-Q for additional information.  There was no impact related to foreign currency exchange rate fluctuations in the quarter ended September 30, 2003.  Other gains/expenses of $28 million in the prior year comparable quarter includes expenses of $14 million related to foreign currency exchange rate

Back to Index

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

fluctuations, a $10 million payment to Ranger Governance Ltd. (Ranger) in relation to extending a non-compete agreement and reaching a standstill agreement, a $2 million expense related to certain legal proceedings, and a $2 million loss on the sale of certain fixed assets.

Other gains/expenses of $24 million for the six months ended September 30, 2003 includes the $20 million expense recorded in the second quarter of fiscal year 2004 and a $5 million expense recorded in the first quarter of fiscal year 2004 for the settlement of litigation with The Canopy Group and Center 7.  The previously accrued expenses related to The Canopy Group and Center 7 represented management's best estimate of the settlement amount at that time.  Other gains/expenses for the six months ended September 30, 2003 also includes a $14 million expense related to foreign currency exchange rate fluctuations, a $3 million expense related to certain legal proceedings, partially offset by an $18 million net gain on the sale of certain fixed assets.  Other gains/expenses of $59 million in the prior year comparable period includes a $45 million expense related to foreign currency exchange rate fluctuations, a $10 million payment to Ranger, a $2 million expense related to certain legal proceedings, and a $2 million loss on the sale of certain fixed assets.

Shareholder Litigation Settlement

In August 2003, we announced plans to settle all outstanding litigation related to past accounting issues.  Included in the settlement are both shareholder and ERISA class-action suits and related derivative litigation.  As part of the settlement and upon approval by the United States District Court for the Eastern District of New York, we will issue to the shareholder classes a total of up to 5.7 million shares of our common stock.  In anticipation of a final settlement, we recorded an expense in the quarter ended September 30, 2003 of approximately $150 million.  The expense is based on our NYSE closing share price of $26.11 on September 30, 2003 and certain administrative costs associated with the settlement.  Until the settlement shares are issued, the projected impact will be reviewed quarterly and the expense adjusted accordingly.  Refer to Note I "Shareholder Litigation Settlement" and Part II, Item 1. "Legal Proceedings" of this Form 10-Q for additional information.

Net Interest Expense

Net interest expense for the second quarter of fiscal year 2004 decreased $12 million, or 29%, as compared to the prior fiscal year second quarter to $29 million.  Of the change, $13 million was due to the decrease in average debt outstanding and $1 million was due to the decrease in the weighted-average interest rate, partially offset by a $2 million gain related to the early retirement of a portion of outstanding debt in the prior fiscal year second quarter.

Net interest expense for the first six months of fiscal year 2004 decreased $28 million, or 32%, as compared to the prior fiscal year comparable period to $60 million.  Of the change, $24 million was due to the decrease in average debt outstanding and $7 million was due to the decrease in the weighted-average interest rate, partially offset by a $3 million gain related to the early retirement of a portion of outstanding debt in the comparable prior fiscal year period.

Operating Margins:

For the second quarter of fiscal year 2004, our pre-tax loss was $131 million as compared to a pre-tax loss of $79 million in the prior year comparable quarter.  The increase in pre-tax loss in the quarter ended September 30, 2003 as compared to the prior fiscal year second quarter was primarily related to the shareholder litigation settlement expense of $150 million, partially offset by increased revenue as noted above.  On a year to date basis, our pre-tax loss was $116 million as compared to $179 million in the comparable prior fiscal year period.  The reduction in pre-tax loss for the six months ended September 30, 2003 as compared to the comparable prior year period is primarily due to an increase in revenue as noted above, partially offset by the shareholder litigation settlement expense of $150 million.

Our consolidated effective tax benefit rate was 34% for the quarters ended September 30, 2003 and 2002, and 33% and 35% for the six month periods ended September 30, 2003 and 2002, respectively.

Back to Index

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

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

The outlook for the overall economy and the IT environment continues to be difficult to predict.  The outlook for our full fiscal year 2004 results is largely based on the assumption that there will be limited to modest improvement in the current economic and IT environments.  We also believe that customers will continue to be cautious with their technology purchases.  Our outlook for the third quarter of fiscal year 2004 is to generate revenue in the range of $825 million to $845 million and diluted earnings per share in the range of $.02 to $.04.  Our outlook for the full fiscal year 2004 is to generate revenue in the range of $3.3 billion to $3.4 billion and diluted loss per share in the range of $.09 to $.04.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and marketable securities totaled $985 million at September 30, 2003, an increase of $109 million from the June 30, 2003 balance of $876 million.  Cash generated from operations for the quarters ended September 30, 2003 and 2002 was $176 million and $202 million, respectively.  In the quarter ended September 30, 2003, we paid approximately $36 million more in legal settlements than the comparable prior year quarter.  In addition, we used existing cash balances at June 30, 2003 and cash from operations to purchase approximately $2 million in treasury stock and to repay less than $1 million in outstanding debt during the quarter ended September 30, 2003.

For the six months ended September 30, 2003, cash, cash equivalents and marketable securities had a net decrease of approximately $527 million from March 31, 2003.  Cash generated from operations for the six month periods ended September 30, 2003 and 2002 was $347 million and $399 million, respectively.  Cash paid for income taxes for the six months ended September 30, 2003 increased $85 million from the prior year comparable period.  Cash paid for interest for the six months ended September 30, 2003 decreased $28 million from the prior year comparable period.  The increase in taxes paid during the six month period ended September 30, 2003 is primarily the result of the timing of estimated tax payments.  We used existing cash balances at March 31, 2003 and cash from operations to repay approximately $826 million in outstanding debt and to purchase approximately $6 million in treasury stock during the first six months of fiscal year 2004.

As of September 30, 2003 and March 31, 2003, our debt arrangements consisted of the following:

	September 30, 2003		March 31, 2003
	Maximum	Outstanding	Maximum	Outstanding
Debt Arrangements:	Available	Balance	Available	Balance
(in millions)

1999 Revolving Credit Facility
2002 Revolving Credit Facility
Commercial Paper
6.770% Senior Notes due April 2003
6.250% Senior Notes due April 2003
6.375% Senior Notes due April 2005
5.000% Convertible Senior Notes due March 2007
6.500% Senior Notes due April 2008
1.625% Convertible Senior Notes due December 2009
International line of credit
Other
Total

	$ - 470 400 - - - - - - 5 -	$ - - - - - 825 660 350 460 - 5 $2,300	$400 440 400 - - - - - - 3 -	$ 350 - - 64 412 825 660 350 460 - 5 $3,126

Back to Index

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

1999 Revolving Credit Facility

The four-year revolving credit facility (the 1999 Revolving Credit Facility) expired on May 30, 2003.  During the first quarter of fiscal year 2004, we fully repaid the $350 million balance that was drawn under the 1999 Revolving Credit Facility at March 31, 2003.

2002 Revolving Credit Facility

On December 31, 2002, we entered into an unsecured, bank revolving credit facility (the 2002 Revolving Credit Facility).  The maximum amount that may be outstanding at any time under the 2002 Revolving Credit Facility is $470 million.  In the six month period ended September 30, 2003, the 2002 Revolving Credit Facility was increased by $30 million.  The 2002 Revolving Credit Facility expires January 31, 2005, and no amount was drawn as of September 30, 2003.  The interest rates on the 2002 Revolving Credit Facility are determined based on a ratings grid, which applies a margin to the prevailing London InterBank Offered Rate (LIBOR).  We capitalized the initial transaction fees associated with the 2002 Revolving Credit Facility, which totaled approximately $6 million.  We are amortizing these fees over the term of the 2002 Revolving Credit Facility in "Interest expense, net" on the Consolidated Condensed Statements of Operations.

Commercial Paper

As of September 30, 2003, there were no borrowings outstanding under our $400 million commercial paper (CP) program.  We expect any future outstanding borrowings under the CP program to be supported by cash and marketable securities on hand and undrawn amounts available under the 2002 Revolving Credit Facility.

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

Fiscal Year 1999 Senior Notes

In fiscal year 1999, we issued $1.750 billion of unsecured Senior Notes in a transaction pursuant to Rule 144A under the Securities Act of 1933 (Rule 144A).  Amounts borrowed, rates, and maturities for each issue were $575 million at 6.25% due April 15, 2003, $825 million at 6.375% due April 15, 2005, and $350 million at 6.5% due April 15, 2008.  During the first quarter of fiscal year 2004, we repaid the $412 million remaining balance of the 6.25% Senior Notes.  As of September 30, 2003, $825 million and $350 million of our 6.375% and 6.5% Senior Notes, respectively, remained outstanding.

5% Convertible Senior Notes

In fiscal year 2002, we issued $660 million of unsecured 5% Convertible Senior Notes (5% Notes), due March 15, 2007, in a transaction pursuant to Rule 144A.  The 5% Notes are senior unsecured indebtedness and rank equally with all existing senior unsecured indebtedness.  Concurrent with the issuance of the 5% Notes, we entered into call spread repurchase option transactions to partially mitigate potential dilution from conversion of the 5% Notes.  For further information, refer to Note 6 to the Consolidated Financial Statements included in our Form 10-K for the fiscal year ended March 31, 2003.

1.625% Convertible Senior Notes

In fiscal year 2003, we issued $460 million of unsecured 1.625% Convertible Senior Notes (1.625% Notes), due December 15, 2009, in a transaction pursuant to Rule 144A.  The 1.625% Notes are senior unsecured indebtedness and rank equally with all existing senior unsecured indebtedness.  Concurrent with the issuance of the 1.625% Notes, we entered into call spread repurchase option transactions to partially mitigate potential dilution from conversion of the 1.625% Notes.  For further information, refer to Note 6 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

Back to Index

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

International Line of Credit

An unsecured and uncommitted multi-currency line of credit is available to meet short-term working capital needs for subsidiaries operating outside the United States.  This line totals $5 million, and less than $1 million was drawn under this credit line as of September 30, 2003.

Other Matters

In August 2003, we announced plans to settle all outstanding litigation related to past accounting issues.  Included in the settlement are both shareholder and ERISA class-action suits and related derivative litigation.  As part of the settlement and upon approval by the United States District Court for the Eastern District of New York, we will issue to the shareholder classes a total of up to 5.7 million shares of our common stock.  Plaintiffs' attorney fees will be covered by this stock issuance.  If our share price is below $23.43 per share at the time of distribution, up to 2.2 million of the 5.7 million shares would be payable in cash at that price - or a maximum of $51.546 million in cash.  In that case, the stock portion of the settlement would be reduced to no less than 3.5 million shares.  In anticipation of a final settlement, we recorded a pre-tax expense in the quarter ended September 30, 2003 of approximately $150 million.  The pre-tax expense is based on our NYSE closing share price of $26.11 on September 30, 2003 and certain administrative costs associated with the settlement.

On October 9, 2003, due primarily to the ongoing independent investigation by the Audit Committee, Moody's announced that it lowered our senior unsecured rating to Baa3 from Baa2 and our short-term rating for commercial paper to Prime-3 from Prime-2.  These ratings are under review for possible further downgrade.  Also on October 9, 2003, Standard & Poor's announced that it placed our BBB+ senior unsecured rating and our A-2 commercial paper rating on CreditWatch with negative implications.  As a result of the downgrade by Moody's, we will pay additional facility fees of approximately $0.6 million annually under the 2002 Revolving Credit Facility and, should we choose to borrow in the future under the 2002 Revolving Credit Facility, our cost of borrowing would be higher.  This, or any other future downgrade, could also affect our ability to obtain additional financing in the future and may affect the terms of any such financing.

Peak borrowings under all debt facilities during the second quarter of fiscal year 2004 totaled approximately $2.3 billion, with a weighted-average interest rate of 5.16%.  Peak borrowings under all debt facilities during the first six months of fiscal year 2004 totaled approximately $3.126 billion, with a weighted-average interest rate of 5.02%.

As of September 30, 2003, the cumulative number of shares purchased under our various open market common stock repurchase programs since fiscal year 1991 was 179 million, including less than 1 million shares purchased in the second quarter of fiscal year 2004.  The remaining number of shares authorized for repurchase is approximately 21 million.

Capital resource requirements as of September 30, 2003 consisted of lease obligations for office space, equipment, mortgage or loan obligations, and amounts due as a result of product and company acquisitions.

It is expected that existing cash, cash equivalents, marketable securities, the availability of borrowings under existing and renewable credit lines, and cash expected to be provided from operations will be sufficient to meet ongoing cash requirements.  We expect our long-standing history of providing extended payment terms to our customers to continue.

Back to Index

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND BUSINESS PRACTICES

Note 1 to the Consolidated Financial Statements included in our Form 10-K for the fiscal year ended March 31, 2003 contains a summary of the significant accounting policies that we use.  Many of these accounting policies involve complex situations and require a high degree of judgment, either in the application and interpretation of existing accounting literature or in the development of estimates that impact our financial statements.  The following items are the critical accounting policies and business practices that are important to the portrayal of our financial condition and results of operations.

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

In accordance with SOP 97-2, we begin to recognize revenue from the licensing of our software products when all of the following criteria are met: (1) we have entered into a legally binding agreement with a customer; (2) we deliver the products; (3) license agreement terms are deemed fixed or determinable and free of contingencies or uncertainties that may alter the agreement such that it may not be complete and final; and (4) collection is probable.  After these criteria are met, we recognize revenue ratably over the applicable license term.

Beginning in October 2000, we began entering into software license agreements that include flexible contractual provisions that, among other things, allow customers to receive unspecified future software products for no additional fee.  These agreements generally combine the right to use the software product with maintenance for the term of the agreement.  Under these agreements, and pursuant to SOP 97-2, we are required to recognize revenue ratably over the term of the license agreement beginning upon completion of the four SOP 97-2 recognition criteria noted above.  Prior to October 2000, our license agreements did not include flexible contractual provisions consistent with post October 2000 license agreements.  Thus, once all four of the above noted revenue recognition criteria were met, software license fees were recognized as revenue up-front and the maintenance fees were deferred and subsequently recognized as revenue over the term of the license.

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

Maintenance revenue is derived from two primary sources:  (1) combined license and maintenance agreements recorded under our prior business model and (2) standalone maintenance agreements recorded under both our prior business model and our Business Model.

Under our prior business model, maintenance and license fees were generally combined into a single license agreement.  The maintenance portion, which was generally optional to the customer, was deferred and amortized ratably into revenue over the initial license agreement term.  Many of these license agreements have not reached the end of their initial terms and, therefore, continue to generate maintenance revenue through amortization.  This amortization is recorded in "Maintenance" on the Consolidated Condensed

Back to Index

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Statements of Operations.  This maintenance deferral was determined using its fair value based on annual, fixed maintenance renewal rates stated in the agreement.  Since we no longer record license agreements under our prior business model, the amount of maintenance deferred as well as the amount of maintenance revenue recognized from such agreements will continue to decrease.  For license agreements entered into under our Business Model, maintenance and license fees continue to be combined; however, the maintenance is no longer optional on an annual basis but rather is inclusive and committed for the entire term.  We recognize such combined fees in "Subscription revenue" on the Consolidated Condensed Statements of Operations.

Under both our prior business model and our Business Model, we record maintenance revenue earned from customers who elect optional maintenance for their non-term-based license agreements.  Maintenance revenue from such renewals is recognized over the term of the renewal agreement and is recorded in "Maintenance" on the Consolidated Condensed Statements of Operations.

Revenue recognition from professional service arrangements begins when all four of the SOP 97-2 revenue recognition criteria as discussed above are met and as the services are performed.  If it is not probable that a project will be completed or the payment will be received, revenue is deferred until the uncertainty is removed.

Revenue from sales to distributors, resellers, and value-added resellers (indirect business) is generally recognized when all four of the SOP 97-2 revenue recognition criteria noted above are met and when these entities sell the software products to their customers.  This is commonly referred to as the sell-through method.

We have an established business practice of offering installment payment options to customers and have a history of successfully collecting substantially all amounts due under such agreements.  We assess the probability of collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer.  If, in our judgment, collection of a fee is not probable, we will not record deferred subscription revenue or recognize revenue until the uncertainty is removed, which is generally upon receipt of cash.

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

Accounts Receivable

As detailed in the table included in Note E "Accounts Receivable" of this Form 10-Q, net trade and installment accounts receivable, after accounting for unearned revenue and the allowance for doubtful accounts, was $2.004 billion.

The allowance for doubtful accounts is a valuation account used to reserve for potential impairment of accounts receivable on the balance sheet.  It reflects an accounting estimate of unidentified losses in the accounts receivable portfolio resulting from the expectations of not collecting all of these amounts in full.

Back to Index

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

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

We review the adequacy of the general allowance for doubtful accounts attributable to the remaining pool of accounts receivable by performing various analytical procedures and considering our history of collections of long-term software agreements, as well as the overall economic environment.  A 10% change in the estimated default rate used to calculate the general allowance for doubtful accounts would have an approximate $7 million effect on the balance of the allowance for doubtful accounts as of September 30, 2003.

We expect the allowance for doubtful accounts to continue to decline as net installment accounts receivable under the prior business model are billed and collected.  Under our Business Model, amounts due from customers are offset by deferred subscription revenue (unearned revenue) related to these amounts, resulting in little or no net installment accounts receivable carrying value on the balance sheet.  Therefore, less of an allowance for doubtful accounts is required.  Our allowance for doubtful accounts as a percentage of accounts receivable, net of unearned revenue, for fiscal year 2003 and for the first six months of fiscal year 2004 has approximated 10.5%.

Deferred Tax Assets

When we prepare our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  We record this amount as a provision for our taxes in accordance with SFAS No. 109, "Accounting for Income Taxes."  This process requires us to estimate our actual current tax liability in each jurisdiction, estimate differences resulting from differing treatment of items for financial statement purposes versus tax return purposes (known as "temporary differences"), which result in deferred tax assets and liabilities, and assess the likelihood that our deferred tax assets will be recovered from future taxable income.  If we believe that recovery is not likely, we establish a valuation allowance.  We have recognized, as a deferred tax asset, a portion of the tax benefits connected with losses related to operations that are expected to result in a future tax benefit.  As of September 30, 2003, the current and noncurrent deferred tax assets, net of a valuation allowance, totaled $37 million and $29 million, respectively.  This recognition assumes we will be able to generate sufficient future taxable income so that the carryforward of these losses will be realized.  The factors that we consider in assessing the likelihood of realization include the forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets.  Deferred tax assets are primarily a result of acquisition expenses, such as duplicate facility costs, employee severance and other costs, foreign net operating losses (NOLs), and the recognition of subscription revenue pursuant to our Business Model.  The NOLs generally expire between 2004 and 2014.  Future results may vary from these estimates.  At this time it is not practicable to determine if we will need to increase the valuation allowance or if such future valuations will have a material impact on our financial statements.

Goodwill, Capitalized Software Products, and Other Intangible Assets

SFAS No. 142 requires an impairment-only approach to accounting for goodwill.  As a result of various acquisitions completed under the purchase method, goodwill constitutes a significant portion of our total assets.  The SFAS No. 142 goodwill impairment model is a two-step process for impairment testing of goodwill, which is performed annually, absent indicators of impairment.  We have elected to perform our annual analysis during the fourth quarter of our fiscal year.  No indicators of impairment were identified during the first six months of fiscal year 2004.

Back to Index

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

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

Accounting for Stock-Based Compensation

Prior to April 1, 2003, we accounted for our stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) and related interpretations.  Effective April 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123."  We now recognize compensation expense related to all option awards granted after March 31, 2003 in "Selling, General and Administrative" on the Consolidated Condensed Statements of Operations.

We have historically used the Black-Scholes option-pricing model to determine the estimated fair value of each option grant.  The Black-Scholes model includes assumptions regarding dividend yields, expected volatility, expected lives, and risk-free interest rates.  These assumptions reflect our best estimates, but these items involve uncertainties based on market conditions generally outside of our control.  As a result, if other assumptions had been used in the current period, stock-based compensation expense could have been materially impacted.  Furthermore, if management uses different assumptions in future periods, stock-based compensation expense could be materially impacted in future years.

Legal Contingencies

We are currently involved in various legal proceedings and claims.  Periodically, we review the status of each significant matter and assess our potential financial exposure.  If the potential loss from any legal proceeding or claim is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss.  Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable.  Due to the uncertainties related to these matters, accruals are based only on the best information available at the time.  As additional information becomes available, we reassess the potential liability related to our pending litigation and claims and may revise our estimates.  Such revisions could have a material impact on our results of operations and financial condition.  Refer to Part II, Item 1. "Legal Proceedings" of this Form 10-Q for a description of our material legal proceedings.

Back to Index

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

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

-	Demand for products and services;
-	Length of sales cycle;
-	Customer implementation of our products;
-	Magnitude of price and product competition;
-	Introduction of new hardware;
-	General economic conditions in countries in which customers do a substantial amount of business;
-	Customer budgets for hardware and software;
-	Ability to develop and introduce new or enhanced versions of our products;
-	Changes in foreign currency exchange rates;
-	Ability to control costs;
-	The size of licensing transactions;
-	Reorganizations of the sales and technical services forces;
-	Litigation, government and internal investigations, and settlement of litigation;
-	Ability to retain and attract qualified personnel; and
-	Reaction of customers to our Business Model.

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

Back to Index

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

We could be subject to fines, penalties, or other sanctions as a result of a joint inquiry by the SEC and U.S. Attorney's Office.

As previously reported, we have been cooperating with an ongoing joint inquiry being conducted by the staff of the Northeast Regional Office of the Securities and Exchange Commission and the United States Attorney's Office for the Eastern District of New York concerning certain of our accounting practices.  See Part II, Item 1. "Legal Proceedings" of this Form 10-Q for additional information.  Although we are unable at this point to predict the scope or outcome of this inquiry, it is possible that it could result in the institution of administrative, civil injunctive or criminal proceedings, the imposition of fines and penalties, suspensions or debarments from government contracts, and/or other remedies and sanctions.  The conduct of these proceedings could negatively impact our stock price.  In addition, we expect to continue to incur expenses associated with responding to these agencies, regardless of the outcome, and the efforts and attention of our management team may be diverted from normal business operations.  This could adversely affect our business, financial condition, operating results, and cash flow.

The Audit Committee's internal investigation is continuing.

As discussed herein, in response to the joint inquiry referred to above, the Audit Committee of our Board of Directors is conducting an internal investigation into the timing of revenue recognition by the Company.  See Note K "Subsequent Event" and Part II, Item 1. "Legal Proceedings" of this Form 10-Q for additional information.  We cannot predict the timing or possible outcome of this investigation; however, the outcome of the investigation could have an adverse effect on our stock price, could result in the restatement of prior period financial statements and could adversely affect our business, financial condition, operating results, and cash flow.

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

We have a significant amount of debt.

As of September 30, 2003, we had approximately $2.3 billion of debt outstanding, consisting of unsecured fixed-rate senior note obligations, convertible senior notes, and unsecured multi-currency credit facilities.  We expect that existing cash, cash equivalents, marketable securities, cash provided from operations, and our bank credit facilities will be sufficient to meet ongoing cash requirements.  Failure to generate sufficient cash as our debt becomes due or to renew credit lines prior to their expiration may adversely affect our business, financial condition, operating results, and cash flow.

Back to Index

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company's credit ratings have been downgraded and could be downgraded further.

As discussed herein, our Moody's credit rating was recently downgraded.  Moody's, Standard & Poor's, or any other credit rating agency may further downgrade or take other negative action with respect to our credit ratings in the future.  If our credit ratings are further downgraded or other negative action is taken, we would be required to, among other things, pay additional facility fees and interest under our credit agreements.  Any downgrades could affect our ability to obtain additional financing in the future and may affect the terms of any such financing.  This could have a material adverse effect on our business, financial condition, operating results, and cash flow.

The computer software business is highly competitive.

The market in which we compete is marked by rapid and substantial technological change, the steady emergence of new companies and products, evolving industry standards, and changing customer needs.  We compete with many established companies in the markets we serve, and some of these companies may have substantially greater financial, marketing and technological resources, larger distribution capabilities, earlier access to customers, and greater opportunity to address customers' various information technology requirements than us.  We also compete with many smaller, less established companies that may be able to focus more effectively on specific product segments or markets.  Historically, we have competed primarily on the basis of our products' features and performance.  As product pricing becomes a more important criterion for our customers, we may experience increased competition from certain, low-price competitors.  To remain competitive, we must develop new products and continue to enhance existing products.  We may be unsuccessful in our ability to develop new releases or new products that meet the needs of our customers in light of competitive alternatives available in the market.  In addition, the introduction of new products or versions of existing products may not meet with customer acceptance or may be delayed.  Our inability to bring new products and enhancements to existing products to the market in a timely manner or the failure of these products to achieve market acceptance could have a material adverse effect on our business, financial condition, operating results, and cash flow.

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

We have historically been dependent upon large-dollar enterprise transactions with individual customers.  As a result of the flexibility afforded by our Business Model, we anticipate that there will be fewer of these transactions in the future.  There can be no assurances, however, that we will not be reliant on large-dollar enterprise transactions in the future, and the failure to close such transactions could adversely affect our business, financial condition, operating results, and cash flow.

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

Back to Index

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

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

Most of the revenue and expenses of our foreign subsidiaries are denominated in local currencies.  Due to the substantial volatility of currency exchange rates, it is not possible to predict the effect of exchange rate fluctuations on our future operating results.  Given the relatively long sales cycle that is typical for many of our products, foreign currency fluctuations could result in substantial changes in the foreign currency impact on these transactions.  Additionally, fluctuations of the exchange rate of foreign currencies against the U.S. dollar can affect our revenue within those markets, all of which may adversely impact our business, financial condition, operating results, and cash flow.

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

Back to Index

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

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

Potential European Union tariffs or United States Congressional action in connection with the extraterritorial income regime could adversely affect our business.

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

At September 30, 2003, primarily all of our debt was in fixed rate debt instruments.  As of September 30, 2003, our outstanding debt approximated $2.300 billion, with approximately $2.295 billion in fixed rate obligations.  If market rates were to decline, we could be required to make payments on the fixed rate debt that would exceed those based on current market rates.  Each 25 basis point decrease in interest rates would have an associated annual opportunity cost of approximately $6 million.  Each 25 basis point increase or decrease in interest rates would have no material annual effect on variable rate debt interest based on the balances of such debt as of September 30, 2003.

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

Back to Index

QUANTITATIVE AND QUALITATIVE DISCLOSURE
OF MARKET RISK

Foreign Currency Exchange Risk

We conduct business on a worldwide basis through subsidiaries in 46 countries.  We are therefore exposed to movement in currency exchange rates.  As part of our risk management strategy and consistent with prior years, we did not enter into any foreign exchange derivative transactions.  In addition, we manage our level of exposure by denominating a majority of international sales and payments of related expenses in the local currency of our subsidiaries.  A 1% decline in all foreign currencies against the U.S. dollar would have an insignificant effect on our net loss.

Equity Price Risk

We have minimal investments in marketable equity securities of publicly traded companies.  As of September 30, 2003, these investments were considered available-for-sale with any unrealized gains or losses deferred as a component of stockholders' equity.  It is not customary for us to make investments in equity securities as part of our investment strategy.

Item 4:

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company's Chairman and Chief Executive Officer and its Senior Vice President and Chief Financial Officer have carried out an evaluation of the effectiveness of the Company's "disclosure controls and procedures" as of the end of the period covered by this quarterly report on Form 10-Q (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)).  Based on that evaluation, these officers have concluded that as of such date, the Company's disclosure controls and procedures were effective.

Changes in internal control over financial reporting

During the period covered by this report, there have been no changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1:

LEGAL PROCEEDINGS

The Company, its former Chairman and CEO, Charles B. Wang, Sanjay Kumar, and Russell M. Artzt are defendants in a number of stockholder class action lawsuits, the first of which was filed July 23, 1998, alleging that a class consisting of all persons who purchased the Company's common stock during the period January 20, 1998 until July 22, 1998 were harmed by misleading statements, misrepresentations, and omissions regarding the Company's future financial performance.  These cases, which seek monetary damages, have been consolidated into a single action in the United States District Court for the Eastern District of New York (the Federal Court), the proposed class has been certified, and discovery is substantially complete.  Additionally, in February and March 2002, a number of stockholder lawsuits were filed in the Federal Court against the Company and Messrs. Wang, Kumar, Ira H. Zar, the Company's former Chief Financial Officer, and in one instance Mr. Artzt.  The lawsuits generally allege, among other things, that the Company made misleading statements of material fact or omitted to state material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading in connection with the Company's financial performance.  Each of the named individual plaintiffs in the 2002 lawsuits seeks to represent a class consisting of purchasers of the Company's common stock and call options and sellers of put options for the period May 28, 1999 through February 25, 2002.  The 2002 cases have been consolidated, and the Company's former independent auditor, Ernst & Young LLP, has been named as a

Back to Index

Item 1: Legal Proceedings (Continued)

defendant, but class action status has not yet been certified and discovery has not been taken.  In addition, in May 2003, a class action lawsuit captioned John A. Ambler v. Computer Associates International, Inc., et al. was filed in the Federal Court.  The complaint in this matter, a purported class action on behalf of the Computer Associates Savings Harvest Plan (the CASH Plan) and the participants and beneficiaries of the CASH Plan for a class period running from March 30, 1998 through May 30, 2003, asserts claims of breach of fiduciary duty under ERISA, the federal Employee Retirement Security Act.  The named defendants are the Company, the Company's Board of Directors, the CASH Plan, the Administrative Committee of the CASH Plan, and the following current or former employees and/or Board members of the Company: Charles B. Wang; Sanjay Kumar; Ira Zar; Russell M. Artzt; Peter A. Schwartz; Charles P. McWade and various unidentified alleged fiduciaries of the CASH Plan.  The complaint alleges that the defendants breached their fiduciary duties by causing the CASH Plan to invest in Company securities and seeks damages in an unspecified amount.

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

On August 25, 2003, the Company announced plans to settle all outstanding litigation related to the above-referenced stockholder and derivative actions.  As part of the settlement, a complaint in the derivative lawsuit was filed in the Federal Court where the class actions are pending.  Following the approval of the Federal Court, and the finality of that approval in the event of any appeal, the Company will issue a total of up to 5.7 million shares of common stock to the shareholders represented in the three class action lawsuits.  Plaintiffs' attorney fees will be covered by this stock issuance.  If the Company's share price is below $23.43 per share at the time of distribution, up to 2.2 million of the 5.7 million shares will be payable in cash at that price - or a maximum of $51.546 million in cash.  In that case, the stock portion of the settlement would be reduced to no less than 3.5 million shares.  In settling the derivative suit, the Company committed to adopt and maintain certain corporate governance practices.  The settlement was reviewed by the independent directors who chair the Company's Governance, Audit, and Compensation and Human Resource Committees of the Board of Directors as well as by all non-interested, independent directors who were not named in any of the suits.  It was also approved by the Board's independent directors as a whole and has been submitted for approval to the United States District Court for the Eastern District of New York.  As part of the approval process, additional details concerning the settlement have been provided to all interested parties.  In the event the proposed settlement is not approved, the litigation which is the subject of the settlement would continue and the defendants in that litigation, including the Company, would be exposed to material damages.

In anticipation of final settlement, the Company recorded a pre-tax expense in the quarter ended September 30, 2003 of approximately $150 million.  The pre-tax expense is based on the Company's New York Stock Exchange closing share price of $26.11 on September 30, 2003 and certain administrative costs associated with the settlement.  Since the settlement calls for the issuance of stock, calculation of its final value will be based on the actual price of the Company's shares at the time of distribution.  Therefore, until the settlement shares are issued, the projected impact will be reviewed quarterly and the expense adjusted accordingly.

The settlement of these cases is separate from the investigations by the Securities and Exchange Commission and the US Attorney's Office for the Eastern District of New York described below.  As previously reported, the Company has been providing documents and other information to the United States Attorney's Office for

Back to Index

Item 1: Legal Proceedings (Continued)

the Eastern District of New York and the staff of the Northeast Regional Office of the Securities and Exchange Commission in connection with an ongoing investigation concerning certain of the Company's accounting practices, including its revenue recognition policies and procedures in periods prior to the adoption of the Company's Business Model in October 2000.  At this point, the Company cannot predict the scope or outcome of the inquiry, which may include the institution of administrative, civil injunctive or criminal proceedings, the imposition of fines and penalties, suspensions or disbarments from government contracts, or other remedies and sanctions.  The Company also cannot predict what impact, if any, the inquiry may have on its results of operations or financial condition.

In response to the investigation noted above, the Board of Directors authorized the Audit Committee to conduct an independent investigation into the timing of revenue recognition by the Company.  Although the Audit Committee investigation is continuing, the Audit Committee has determined that revenues were prematurely recognized in the fiscal year ended March 31, 2000.  The Audit Committee found that in fiscal year 2000 a number of software license agreements appear to have been signed after the end of the quarter in which revenues associated with such software license agreements had been recognized.  Those revenues, which have not yet been quantified, should have been recognized in the quarter in which the software license agreements were signed.  However, through October 21, 2003, the Audit Committee has found no evidence to suggest that the software license agreements and the revenues and cash flows associated with those software license agreements were not genuine.  Following the Audit Committee's report and at its recommendation, the Company asked for and received the resignations of three executives who oversaw the relevant financial operations during the period in question, including the Company's Chief Financial Officer (CFO).  The Company is currently conducting an external search for a new CFO.  In the interim, Douglas E. Robinson, Senior Vice President, Finance, will serve as CFO.  The Audit Committee's continuing review will include an examination of whether restatement of prior period financial statements is required under GAAP.  We cannot predict the timing or possible outcome of the Audit Committee investigation; however, the outcome of the investigation could have an adverse effect on our stock price, could result in the restatement of prior period financial statements and could adversely affect our business, financial condition, operating results, and cash flow.  See Note K "Subsequent Event" to the Consolidated Condensed Financial Statements included in this Form 10-Q for additional information.

In April 2001, a lawsuit captioned The Canopy Group, Inc., et al. v. Computer Associates International, Inc. was filed in the United States District Court for the District of Utah, Central Division.  Based upon a series of written agreements involving the licensing of certain software products, the complaint sought monetary damages based upon claims for, among other things, breach of contract and breach of the implied covenant of good faith and fair dealing.  On August 12, 2003 the Company announced that it reached an agreement with The Canopy Group and Center 7 to settle all litigation between the parties.  The settlement was approved by the Court on August 12, 2003 and resulted in a cash payment of $40 million in the quarter ended September 30, 2003.

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

Back to Index

Item 4:

SUBMISSIONS OF MATTERS TO A VOTE

OF SECURITY HOLDERS

(a)	The annual meeting of stockholders was held on August 27, 2003.

(b)	The stockholders elected the following directors for the ensuing year:

	Russell M. Artzt	Robert E. La Blanc
	Kenneth Cron	Jay W. Lorsch
	Alfonse M. D'Amato	Lewis S. Ranieri
	Gary J. Fernandes	Walter P. Schuetze
	Sanjay Kumar	Alex Serge Vieux

(c) (i)	A separate tabulation with respect to each nominee is as follows:

		Affirmative	Authority
	Name	Votes	Withheld
	Russell M. Artzt	501,869,300	18,136,711
	Kenneth Cron	502,384,962	17,621,049
	Alfonse M. D'Amato	498,166,617	21,839,394
	Gary J. Fernandes	501,363,857	18,642,154
	Sanjay Kumar	502,339,493	17,666,518
	Robert E. La Blanc	500,538,558	19,467,453
	Jay W. Lorsch	502,322,400	17,683,611
	Lewis S. Ranieri	498,629,338	21,376,673
	Walter P. Schuetze	498,663,584	21,342,427
	Alex Serge Vieux	502,357,919	17,648,092

(c) (ii)	The stockholders voted to approve the 2003 Compensation Plan for Non-Employee Directors as follows:

	Affirmative Votes	501,300,958
	Negative Votes	11,502,982
	Abstentions	7,202,071
	Broker non-votes	-

(c) (iii)	The stockholders voted to ratify the appointment of KPMG LLP as the Company's independent auditors for the fiscal year ending March 31, 2004 as follows:

	Affirmative Votes	506,923,165
	Negative Votes	6,430,416
	Abstentions	6,652,430
	Broker non-votes	-

Back to Index

Item 6:

EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

15.1 Accountants acknowledgement letter*

31.1 Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* to be filed by amendment

 (b) Reports on Form 8-K:
The Registrant furnished a Report on Form 8-K dated July 23, 2003 to report an event under Items 7 and 9.

The Registrant filed a Report on Form 8-K dated August 13, 2003 to report an event under Items 5 and 7.

The Registrant filed a Report on Form 8-K dated August 26, 2003 to report an event under Items 5 and 7.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER ASSOCIATES INTERNATIONAL, INC.

Dated: October 22, 2003	By:	/s/ Sanjay Kumar
Sanjay Kumar
Chairman and Chief Executive Officer

Dated: October 22, 2003	By:	/s/ Douglas E. Robinson
Douglas E. Robinson
Senior Vice President/CFO
Principal Financial and Accounting Officer