Form 10-Q
period 2003-12-31
COMPUTER ASSOCIATES INTERNATIONAL INC
filed 2004-01-21
CIK 356028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑  Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2003

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☐     No ☑.  See Note A to the Consolidated Condensed Financial Statements.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes ☑     No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding
Common Stock	as of January 19, 2004
par value $.10 per share	581,969,557

 COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES

Back to Index

PART I. FINANCIAL INFORMATION

As described in Note A to the Consolidated Condensed Financial Statements of Computer Associates International, Inc. and subsidiaries (the Company), KPMG LLP (KPMG), the independent accountants for the Company, has advised the Company that, due to the ongoing status of an internal investigation by the Audit Committee of the Board of Directors into accounting practices that were in place prior to the Company's adoption of its Business Model in October 2000, it is currently unable to complete its reviews under Statement of Auditing Standards No. 100, "Interim Financial Information" (SAS 100), of the unaudited Consolidated Condensed Financial Statements included in the Form 10-Qs for the quarterly periods ended September 30, 2003 and December 31, 2003.  When such reviews have been completed, the Company intends to amend these Form 10-Qs to include KPMG's SAS 100 review reports.

Since the Company's disclosure on October 8, 2003, the Audit Committee has made substantial progress and is nearing completion of its independent investigation, including whether a restatement of prior period financial statements is required under generally accepted accounting principles, and, if so, the extent of such restatement.  The Audit Committee continues to believe that the Company's current Business Model is unaffected by its investigation into the Company's accounting practices that were in place prior to the adoption of the Business Model in October 2000, and that the historical issues it has identified in the course of its independent investigation principally concern the premature recognition of revenue.  As a result of the Audit Committee's findings to date, the Company believes the investigation and the subsequent completion of KPMG's reviews will not result in any change to the Company's Consolidated Condensed Financial Statements contained herein.  The Company, however, cannot predict the timing or possible outcome of the Audit Committee investigation.

Back to Index

Item 1:

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)

(in millions)

December 31,	March 31,
2003	2003

ASSETS

CURRENT ASSETS Cash and cash equivalents Marketable securities Trade and installment accounts receivable, net Other current assets Assets of discontinued operation held for sale TOTAL CURRENT ASSETS	$1,248 104 1,741 104 59 3,256	$1,405 91 1,843 124 66 3,529

Installment accounts receivable, due after one year, net	330	519
Property and equipment, net	644	662
Purchased software products, net	1,133	1,416
Goodwill, net	4,437	4,435
Other noncurrent assets, net	402	439

TOTAL ASSETS	$10,202	$11,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES Loans payable and current portion of long-term debt	$1	$828
Deferred subscription revenue (collected) - current	974	923
Other current liabilities Liabilities of discontinued operation held for sale	1,327 59	1,215 65
TOTAL CURRENT LIABILITIES Long-term debt, net of current portion	2,361 2,299	3,031 2,298
Deferred income taxes	595	792
Deferred subscription revenue (collected) - noncurrent	253	173
Deferred maintenance revenue	259	324
Other noncurrent liabilities	21	19

TOTAL LIABILITIES	5,788	6,637

Stockholders' equity	4,414	4,363

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,202	$11,000

See Notes to the Consolidated Condensed Financial Statements.

Back to Index

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

(in millions, except per share amounts)

For the Three		For the Nine
Months Ended		Months Ended
December 31,		December 31,
2003	2002	2003	2002

REVENUE
Subscription revenue Software fees and other Maintenance Financing fees Professional services TOTAL REVENUE	$513 84 145 43 59 844	$362 88 176 66 62 754	$1,440 227 455 146 173 2,441	$1,019 259 558 229 187 2,252
EXPENSES
Amortization of capitalized software costs	116	115	349	350
Cost of professional services	54	60	161	178
Selling, general and administrative	306	329	944	1,002
Product development and enhancements	167	161	494	481
Commissions and royalties	75	62	182	179
Depreciation and amortization of other intangibles	33	35	100	103
Other gains/expenses, net	22	21	46	80
Shareholder litigation settlement	8	-	158	-
TOTAL EXPENSES BEFORE INTEREST AND TAXES	781	783	2,434	2,373

Income (loss) from continuing operations before interest and taxes	63	(29)	7	(121)

Interest expense, net	29	44	89	130

Income (loss) from continuing operations before income taxes	34	(73)	(82)	(251)

Income taxes (benefit)	13	(26)	(26)	(87)

INCOME (LOSS) FROM CONTINUING OPERATIONS	21	(47)	(56)	(164)

Income from discontinued operation, net of income taxes	1	3	1	3

NET INCOME (LOSS)	$22	$(44)	$(55)	$(161)

BASIC EARNINGS (LOSS) PER SHARE

Income (loss) from continuing operations	$.04	$(.08)	$(.10)	$(.29)

Income from discontinued operation	.00	.00	.00	.01

Net income (loss)	$.04	$(.08)	$(.10)	$(.28)

Basic weighted-average shares used in computation	580	574	579	575

DILUTED EARNINGS (LOSS) PER SHARE

Income (loss) from continuing operations	$.04	$(.08)	$(.10)	$(.29)

Income from discontinued operation	.00	.00	.00	.01

Net income (loss)	$.04	$(.08)	$(.10)	$(.28)

Diluted weighted-average shares used in computation	589	574	579	575

See Notes to the Consolidated Condensed Financial Statements.

Back to Index

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

For the Nine Months
Ended December 31,
2003	2002

OPERATING ACTIVITIES:
Net loss	$(55)	$(161)
Income from discontinued operation, net of tax	(1)	(3)
Loss from continuing operations	(56)	(164)
Adjustments to reconcile loss from continuing operations
to net cash provided by continuing operating activities:
Depreciation and amortization	449	453
Provision for deferred income taxes	(239)	(181)
Compensation expense related to stock and pension plans	24	24
Decrease in noncurrent installment accounts receivable, net	176	489
Increase (decrease) in deferred subscription revenue (collected) - noncurrent	68	(36)
Decrease in deferred maintenance revenue	(79)	(149)
Decrease in trade and current installment accounts receivable, net	219	310
(Decrease) increase in deferred subscription revenue (collected) - current	(14)	46
(Gain) loss on sale of assets, net	(18)	2
Gain on early retirement of debt	-	(3)
Changes in other operating assets and liabilities, excluding
effects of acquisitions and divestitures	162	(55)
NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES	692	736

INVESTING ACTIVITIES:
Acquisitions of purchased software	(36)	(12)
Settlements of purchase accounting liabilities	(15)	(44)
Purchases of property and equipment, net	(19)	(15)
Proceeds from divestiture of assets	18	20
Purchases of marketable securities, net	(12)	(14)
Increase in capitalized software development costs and other	(31)	(31)
NET CASH USED IN CONTINUING INVESTING ACTIVITIES	(95)	(96)

FINANCING ACTIVITIES:
Debt repayments, net	(826)	(720)
Dividends paid	(23)	(23)
Exercises of common stock options and other	26	22
Purchase of a call spread option	-	(73)
Purchases of treasury stock	(7)	(68)
NET CASH USED IN CONTINUING FINANCING ACTIVITIES	(830)	(862)

Effect of exchange rate changes on cash	76	46

DECREASE IN CASH AND CASH EQUIVALENTS	(157)	(176)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,405	1,072

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,248	$896

See Notes to the Consolidated Condensed Financial Statements.

Back to Index

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2003

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

KPMG LLP (KPMG), the independent accountants of Computer Associates International, Inc. and subsidiaries (the Company), has advised the Company that, due to the ongoing status of the Audit Committee's internal investigation into accounting practices in place prior to the Company's adoption of its existing business model (the Business Model) in October 2000, KPMG is currently unable to complete its reviews under Statement of Auditing Standards No. 100, "Interim Financial Information" (SAS 100), of the unaudited Consolidated Condensed Financial Statements for the quarterly periods ended September 30, 2003 and December 31, 2003, as required by Rule 10-01(d) of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended.  When such reviews have been completed, the Company intends to amend its Form 10-Qs for such quarterly periods to include KPMG's SAS 100 review reports.  On October 8, 2003, the Company reported that the ongoing investigation of the Audit Committee had preliminarily found that revenues were prematurely recognized in the fiscal year ended March 31, 2000, and that a number of software license agreements appear to have been signed after the end of the quarter in which revenues associated with such software license agreements had been recognized in that fiscal year.  Those revenues, as the Audit Committee found, should have been recognized in the quarter in which the software license agreements were signed.  Those preliminary findings were reported to government investigators.  Since October 8, 2003, the Audit Committee has made substantial progress and is nearing completion of its independent investigation and its assessment of whether a restatement of prior period financial statements is required under GAAP, and, if so, the extent of such restatement.  The Audit Committee continues to believe that the Company's current Business Model is unaffected by its investigation into the Company's accounting practices that were in place prior to the adoption of the Business Model in October 2000, and that the historical issues it has identified in the course of its independent investigation principally concern the premature recognition of revenue.  Based on the Audit Committee's findings to date, the Company believes the investigation and the subsequent completion of the KPMG reviews will not result in any change to the Company's Consolidated Condensed Financial Statements contained herein.  The Company, however, cannot predict the timing or possible outcome of the Audit Committee investigation.

The Company's Form 10-Qs for the quarterly periods ended September 30, 2003 and December 31, 2003 are considered deficient because the required reviews by the independent public accountants have not been completed.  That means that the Company is not current in its filings under the Securities Exchange Act of 1934.  Filing of amendments to these reports when the independent public accountants' reviews are complete would eliminate certain consequences of a deficient filing, but the Company would remain ineligible to use Forms S-2 and S-3 to register securities until all required reports under the Securities Exchange Act of 1934 have been timely filed for the 12 months prior to the filing of the registration statement for those securities.  The Company believes that the delay in obtaining KPMG's SAS 100 reviews of the Company's fiscal 2004 second and third quarter financial statements is not likely to have a material effect on its bank credit agreements or the indentures governing its debt obligations.  In light of the absence of the required SAS 100 review for the third quarter of fiscal year 2004, the Section 906 certifications required by 18 U.S.C. §1350 and included as Exhibits 32.1 and 32.2 to this Form 10-Q have been qualified by reference to the absence of that review.

Back to Index

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2003

Operating results for the three and nine months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004.  For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-K (Form 10-K) relating to the Company for the fiscal year ended March 31, 2003.

Basis of Revenue Recognition: The Company derives revenue from licensing software products, providing customer technical support and providing professional services.  The Company licenses to customers the right to use its software products pursuant to software license agreements.  Since the Company recognizes subscription revenue from software license agreements evenly (or ratably) over the applicable license agreement term, the timing and amount of such revenue recognized during a particular accounting period is determined by the license agreement duration and value reflected in each software license agreement.  Revenue from transactions completed through the Company's distributor, reseller and original equipment manufacturer partners is generally recognized when those partners sell the software products to their customers.  This is commonly referred to as the sell-through method.  Revenue from these transactions is included in "Software fees and other" on the Consolidated Condensed Statements of Operations.  For a more detailed description of the Company's revenue recognition policy, refer to Note 1 to the Consolidated Financial Statements in the Company's Form 10-K for the fiscal year ended March 31, 2003.

Business Model: In October 2000, the Company announced the shift to its Business Model that offers customers significant flexibility to change how they can use and license the Company's software products as their businesses change.  Under the Business Model, customers can manage their costs more effectively by controlling the duration of their software license agreements.  The Business Model also permits customers to change their software mix as their business and technology needs change.  The Company believes its Business Model improves the predictability of its revenue streams, since the Company recognizes subscription revenue ratably over the life of each software license agreement.  Under the Company's prior business model, and as is common practice in the software industry, license fees from a software license agreement were generally recorded up-front at the time the license agreement was signed and the software was delivered.  For a detailed description of the Company's Business Model, refer to Item 1. "Business" in the Company's Form 10-K for the fiscal year ended March 31, 2003.

Statements of Cash Flows: Cash flows related to the discontinued operating activities of the Company's subsidiary, ACCPAC International, Inc. (ACCPAC) have been segregated on the Consolidated Condensed Statements of Cash Flows.  For the nine months ended December 31, 2003 and 2002, interest payments were $119 million and $166 million, respectively, and income taxes paid were $222 million and $114 million, respectively.

Cash Dividends: In October 2003, the Company's Board of Directors declared its regular, semi-annual cash dividend of $.04 per share.  The dividend totaled approximately $23 million and was paid on January 7, 2004 to stockholders of record on December 22, 2003.

NOTE B - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes unrealized gains (losses) on the Company's available-for-sale securities, net of related tax, and foreign currency translation adjustments.  The components of comprehensive income (loss) for the three and nine month periods ended December 31, 2003 and 2002 are as follows:

Back to Index

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2003

For the Three Months		For the Nine Months
Ended December 31,		Ended December 31,
2003	2002	2003	2002
(in millions)
Net income (loss)	$22	$(44)	$(55)	$(161)
Unrealized gains (losses) on marketable securities,
net of tax	-	(1)	1	(4)
Foreign currency translation adjustment	55	46	102	138
Total comprehensive income (loss)	$77	$1	$48	$(27)

NOTE C - EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share and diluted loss per share are computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share is computed by dividing (i) the sum of net income and the after-tax amount of interest expense recognized in the period associated with Convertible Senior Notes that are dilutive by (ii) the sum of the weighted-average number of common shares outstanding for the period plus dilutive common share equivalents.

For the Three		For the Nine
Months Ended		Months Ended
December 31,		December 31,
2003	2002	2003	2002
(in millions, except per share amounts)
Net income (loss) Interest expense associated with the Convertible Senior Notes, net of tax Numerator in calculation of diluted earnings (loss) per share	$ $	22 - 22	(1)	$ $	(44 - (44	) (2) )	$ $	(55 - (55	) (2) )	$ $	(161 - (161	) (2) )

Weighted-average shares outstanding and common share equivalents

Weighted-average common shares outstanding
Weighted-average Convertible Senior Note shares outstanding
Weighted-average stock options outstanding, net
Weighted-average shareholder settlement shares (see Note J)
Denominator in calculation of diluted earnings (loss) per share

		580 - 4 5 589			574 - - - 574			579 - - - 579			575 - - - 575

Diluted earnings (loss) per share		$.04	(3)		$(.08	)(4)		$(.10	)(5)		$(.28	)(4)

(1)

If for the three month period ended December 31, 2003 the common share equivalents for the 5% Convertible Senior Notes (27 million shares) issued in March 2002 and the 1.625% Convertible Senior Notes (23 million shares) issued in December 2002 (collectively, the Notes) had been dilutive, interest expense, net of tax, related to the Notes would have been added back to net income in order to calculate diluted earnings per share.  The related interest expense, net of tax, for the three month period ended December 31, 2003 totaled approximately $6 million.

(2)

If the three month period ended December 31, 2002 and the nine month periods ended December 31, 2003 and 2002 had resulted in net income and had the common share equivalents for the Notes been dilutive, interest expense, net of tax, related to the Notes would have been added back to net income in order to calculate diluted earnings per share.  The related interest expense, net of tax, for the three month period ended December 31, 2002 totaled approximately $5 million and for the nine month periods ended December 31, 2003 and 2002 totaled $19 million and $16 million, respectively.

(3)

Common share equivalents related to the Notes are not included in the diluted share computation since their effect would be antidilutive.  If inclusion of the common share equivalents for the Notes for the three month period ended December 31, 2003 had resulted in dilution, the weighted-average shares outstanding and common share equivalents would have been 639 million.

(4)

Common share equivalents related to the Notes and stock options are not included in the diluted share computation since their effect would be antidilutive.  If the three and nine month periods ended December 31, 2002 had resulted in net income and had the common share equivalents for the Notes been dilutive, the weighted-average shares outstanding and common share equivalents would have been 608 million and 606 million, respectively.

(5)

Common share equivalents related to the Notes, stock options and settlement shares are not included in the diluted share computation since their effect would be antidilutive.  If the nine month period ended December 31, 2003 had resulted in net income and had the common share equivalents for the Notes been dilutive, the weighted-average shares outstanding and common share equivalents would have been 636 million.

Back to Index

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE D - ACCOUNTING FOR STOCK-BASED COMPENSATION

Prior to April 1, 2003, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) and related interpretations.

Effective April 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123."  The Company selected the prospective method to transition to the fair value method of measuring stock-based compensation expense.

Under the prospective method, the Company recognizes compensation expense related to all stock awards granted after March 31, 2003 in "Selling, General and Administrative" on the Consolidated Condensed Statements of Operations.  The following table illustrates the pro forma effect on net income (loss) and basic and dilutive earnings (loss) per share as if the fair value method had been applied to all stock-based employee compensation in each period:

For the Three		For the Nine
Months Ended		Months Ended
December 31,		December 31,
2003	2002	2003	2002
(in millions, except per share amounts)
Net income (loss), as reported Add:	$22	$(44)		$(55)		$(161)
Stock-based employee compensation expense included
in net income (loss), net of tax Deduct:	3	-		5		1
Total stock-based employee compensation expense determined
under the fair value based method for all awards, net of tax Pro forma net income (loss) Basic earnings (loss) per share	$(17 8)	$(25 (69	) )	$(63 (113	) )	$(73 (233	) )
As reported Pro forma Diluted earnings (loss) per share	$.04 .01	$(.08 (.12	) )	$(.10 (.20	) )	$(.28 (.41	) )
As reported Pro forma	$.04 .01	$(.08 (.12	) )	$(.10 (.20	) )	$(.28 (.41	) )

The compensation expense and pro forma net income (loss) are not necessarily indicative of amounts to be included in future periods.

No options were granted in the third quarter of fiscal year 2004.  Options covering 151,125 shares were granted in the first nine months of fiscal year 2004 with a weighted-average estimated fair value of $12.32.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.  The following weighted-average assumptions were used in determining the fair value of options granted in the first nine months of fiscal year 2004: dividend yield of 0.35%; expected volatility factor of 67%; risk-free interest rate of 2.2%; and an expected life of 4.5 years, which is lower than the expected life used in prior year computations, due to a reduction in the average vesting period.

Back to Index

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2003

The Company maintains the Year 2000 Employee Stock Purchase Plan (the Purchase Plan) for all eligible employees.  The estimated fair value of the stock purchase rights under the Purchase Plan for the six month offering period commencing July 1, 2003 was $7.02.  The fair value is estimated on the first date of the offering period using the Black-Scholes option pricing model.  The following weighted-average assumptions were used in determining the estimated fair value of stock purchase rights under the Purchase Plan granted for the offering period commencing July 1, 2003: dividend yield of 0.36%; expected volatility factor of 60%; risk-free interest rate of 0.96%; and an expected life of 0.5 years.

NOTE E - ACCOUNTS RECEIVABLE

Net trade and installment accounts receivable consist of the following:

December 31,	March 31,
2003	2003
(in millions)

Current:
Billed accounts receivable
Unbilled amounts due within the next 12 months - Business Model
Unbilled amounts due within the next 12 months - prior business model
Less: Allowance for doubtful accounts
Net amounts expected to be collected
Less: Unearned revenue - current
Net trade and installment accounts receivable - current

$ $	782 1,430 909 (152 2,969 (1,228 1,741	) )	$ $	809 1,284 1,020 (175 2,938 (1,095 1,843	) )

Noncurrent:
Unbilled amounts due beyond the next 12 months - Business Model
Unbilled amounts due beyond the next 12 months - prior business model
Less: Allowance for doubtful accounts
Net amounts expected to be collected
Less: Unearned revenue - noncurrent
Net installment accounts receivable - noncurrent

$ $	1,167 1,319 (62 2,424 (2,094 330	) )	$ $	1,210 1,807 (85 2,932 (2,413 519	) )

The components of unearned revenue consist of the following:

December 31,	March 31,
2003	2003
(in millions)
Current: Unamortized discounts Unearned maintenance Deferred subscription revenue (uncollected) Unearned professional services	$ $	130 123 949 26 1,228	$ $	185 189 688 33 1,095
Noncurrent: Unamortized discounts Unearned maintenance Deferred subscription revenue (uncollected)	$ $	164 114 1,816 2,094	$ $	250 173 1,990 2,413

Back to Index

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2003

 NOTE F - IDENTIFIED INTANGIBLE ASSETS

In the table below, capitalized software includes both purchased and internally developed software costs; other identified intangible assets include both purchased customer relationships and trademarks/trade name costs.  Internally developed capitalized software costs and other identified intangible asset costs are included in "Other noncurrent assets" on the Consolidated Condensed Balance Sheets.  The gross carrying amounts and accumulated amortization for identified intangible assets subject to amortization are as follows:

At December 31, 2003
Gross	Accumulated	Net
Assets	Amortization	Assets
(in millions)
Capitalized software:
Purchased	$4,521	$3,388	$1,133
Internally developed	423	286	137
Other	370	165	205
Total	$5,314	$3,839	$1,475

At March 31, 2003
Gross	Accumulated	Net
Assets	Amortization	Assets
(in millions)
Capitalized software:
Purchased	$4,481	$3,065	$1,416
Internally developed	392	257	135
Other	370	136	234
Total	$5,243	$3,458	$1,785

For the third quarters of fiscal years 2004 and 2003, amortization of capitalized software costs was $116 million and $115 million, respectively.  Amortization of other identified intangible assets was $10 million for both quarters presented.

For the first nine months of fiscal years 2004 and 2003, amortization of capitalized software costs was $349 million and $350 million, respectively, and amortization of other identified intangible assets was $29 million for both periods presented.

Based on the identified intangible assets recorded through December 31, 2003, annual amortization expense is expected to be as follows:

	Year Ended March 31,
	2004	2005	2006	2007	2008	2009
	(in millions)
Capitalized software:
Purchased	$423	$395	$370	$256	$ 7	$ 1
Internally developed	40	42	35	26	16	8
Other	39	39	39	23	23	23
Total	$502	$476	$444	$305	$46	$32

Back to Index

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2003

 NOTE G - RECLASSIFICATIONS

Gains and losses attributable to sales of fixed assets, certain foreign currency exchange rate fluctuations, and certain other infrequent events have been reclassified from "Selling, general & administrative" to "Other gains/expenses, net" on the Consolidated Condensed Statements of Operations.  The components of "Other gains/expenses" are as follows:

For the Three		For the Nine
Months Ended		Months Ended
December 31,		December 31,
2003	2002	2003	2002
(in millions)
(Gains)/losses attributable to sales of fixed assets	$-	$-	$(18)	$2
Expenses attributable to fluctuations in foreign
currency exchange rates	21	19	35	64
Expenses attributable to legal settlements	1	2	29	4
Payment to Ranger Governance Ltd.	-	-	-	10
	$22	$21	$46	$80

The assets, liabilities, results of operations and cash flows of ACCPAC have been classified as a discontinued operation for all periods presented on the Company's Consolidated Condensed Financial Statements.  See Note H for additional information.

Approximately $14 million of deferred revenue at March 31, 2003 related to the Company's indirect business (distributors, resellers, and value-added resellers) has been reclassified to "Billed accounts receivable" from "Allowance for doubtful accounts" within Note E to conform to the December 31, 2003 presentation.

Approximately $72 million of deferred tax assets and $18 million of a noncurrent contra asset at March 31, 2003 have been reclassified to "Deferred income taxes" and "Other current liabilities," respectively, on the Consolidated Condensed Balance Sheets to conform to the December 31, 2003 presentation.

NOTE H - DIVESTITURES

 In December 2003, the Company entered into a definitive agreement to sell its 90 percent ownership of ACCPAC to The Sage Group, plc. (Sage) based on a $110 million aggregate cash price for all the outstanding equity interests of ACCPAC including options and change of control payments for certain ACCPAC officers and managers.  ACCPAC specializes in accounting, customer relationship management, human resources, warehouse management, manufacturing, electronic data interchange, and point-of-sale software for small and medium-sized businesses.  The sale of ACCPAC is subject to regulatory approvals and is expected to close during the fourth quarter of fiscal year 2004.  Pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the assets and liabilities of ACCPAC are recorded at their carrying values and have been classified as a discontinued operation held for sale on the Consolidated Condensed Balance Sheets.  Accordingly, the Company has stopped depreciating the assets of ACCPAC effective December 2003.  Approximately 600 employees will be transferred to Sage as part of the transaction.  The sale will complete the Company's multi-year effort to exit the business applications market.

Back to Index

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2003

 The operating results of the ACCPAC discontinued operation are summarized as follows:

For the Three		For the Nine
Months Ended		Months Ended
December 31,		December 31,
2003	2002	2003	2002
(in millions)
Software fees and other	$14	$13	$38	$32
Maintenance	15	11	40	31
Total revenue	$29	$24	$78	$63

Pre-tax income from discontinued operation	$1	$4	$1	$3

Net income from discontinued operation	$1	$3	$1	$3

In October 2002, the Company completed the divestiture of its banking products group to a third party.  Proceeds from the divestiture totaled approximately $8 million, which was received in the quarter ended December 31, 2002.  The banking products group generated approximately $12 million of revenue and $7 million of direct expenses for the first nine months of fiscal year 2003.  As part of the transaction, net billed and unbilled accounts receivable and net deferred subscription revenue were reduced by approximately $12 million and $18 million, respectively.  Approximately 80 employees were transferred to the acquirer as part of this transaction.

NOTE I - ACQUISITIONS

The Company acquired PLATINUM technology International, inc. and Sterling Software, Inc. in May 1999 and March 2000, respectively.  The Company also acquired several smaller businesses prior to fiscal year 2000.  The Company has not completed any acquisitions since March 2000 that generated additional acquisition-related liabilities.  Accrued acquisition-related costs and changes in these accruals were as follows:

Duplicate
Facilities &	Employee
Other Costs	Costs
(in millions)
Balance at March 31, 2002	$135	$34
Settlements	(43)	(10)
Adjustments	(18)	(1)
Balance at March 31, 2003	$74	$23
Settlements	(8)	(7)
Balance at December 31, 2003	$66	$16

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

Back to Index

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2003

 NOTE J - SHAREHOLDER LITIGATION SETTLEMENT

In August 2003, the Company announced plans to settle all outstanding litigation related to past accounting issues.  Included in the settlement are both shareholder and ERISA (Employee Retirement Income Security Act of 1974, as amended) class-action suits and related derivative litigation.  As part of the settlement, the Company will issue to the shareholder classes a total of up to 5.7 million shares (settlement shares) of the Company's common stock.  If the Company's share price is below $23.43 at the time of distribution of the settlement shares, up to 2.2 million of the 5.7 million shares would be payable in cash at that price - or a maximum of $51.546 million in cash.  In that case, the stock portion of the settlement would be reduced to no less than 3.5 million shares.  An initial estimate for the value of the shareholder litigation settlement was established on August 22, 2003 and until all settlement shares are issued, the projected impact will be reviewed quarterly and the expense adjusted accordingly, as noted below.  The related liability is reflected in "Other current liabilities" on the Consolidated Condensed Balance Sheets.  The chart below summarizes the New York Stock Exchange (NYSE) closing price of the Company's common stock and the estimated value of the shareholder litigation settlement since the initial estimate was established.

		Shareholder
	NYSE Closing	Litigation Settlement
	Stock Price	Estimated Value
		(in millions)
August 22, 2003	$25.00	$144

September 30, 2003	$26.11	$150

December 31, 2003	$27.34	$158

In December 2003, the United States District Court for the Eastern District of New York approved the settlement, which is subject to appeal.  In January 2004, approximately 1.6 million settlement shares were issued along with approximately $3.3 million to the plaintiffs' attorneys for attorney fees and related expenses.  The balance of the shares will be issued after all claims submitted pursuant to the settlement plans have been received.  Refer to Part II, Item 1. "Legal Proceedings" of this Form 10-Q for additional information.

NOTE K - RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables."  Issue 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets.  The provisions of Issue 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003 but do not supersede existing authoritative guidance, including SOP 97-2.  The adoption of Issue 00-21 did not have an impact on the Company's financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities."  Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51.  This Interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack specified characteristics.  The adoption of this Interpretation did not have an impact on the Company's financial statements.

Back to Index

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2003

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

NOTE L - SUBSEQUENT EVENT

On January 8, 2004, the Company received a "Wells Notice" from the staff of the SEC.  The Wells Notice notifies the Company that the staff is considering recommending that the SEC bring a civil enforcement proceeding against the Company for possible violations of the federal securities laws arising from the Company's premature recognition of revenue from software license agreements in the fiscal year ended March 31, 2000.  Refer to Part II, Item 1. "Legal Proceedings" of this Form 10-Q for additional information.

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

QUARTERLY UPDATE

•

In December 2003, we announced that we entered into a definitive agreement to sell our 90 percent ownership of our ACCPAC International, Inc. subsidiary (ACCPAC) to The Sage Group, plc. based on a $110 million aggregate cash price for all the outstanding equity interests of ACCPAC, including options and change of control payments for certain ACCPAC officers and managers.  The sale is subject to regulatory approvals and is expected to close during the fourth quarter of fiscal year 2004.  After transaction and other costs, we expect to record a pre-tax gain of approximately $88 million.  The sale will complete our multi-year effort to exit the business applications market.  Accounting rules require that we treat ACCPAC as a "discontinued operation," effective December 2003.  As such, we have segregated the assets, liabilities, results of operations and cash flows of this subsidiary and reclassified the related balances to "discontinued operation" for all periods presented in this Form 10-Q.  Refer to Note H "Divestitures" of this Form 10-Q for additional information.

•

In December 2003, we announced that the United States District Court for the Eastern District of New York approved the plan to settle all outstanding litigation related to past accounting issues.  Included in the settlement are both shareholder and ERISA class-action suits and related derivative litigation.  As part of the settlement, we will issue to the shareholder classes a total of up to 5.7 million shares (settlement shares) of our common stock.  An additional expense related to the settlement of approximately $8 million was recorded in the quarter ended December 31, 2003.  Refer to Note J "Shareholder Litigation Settlement" and Part II, Item 1. "Legal Proceedings" of this Form 10-Q for additional information.

•

As previously reported, we are continuing to respond to the investigations being conducted by the Securities and Exchange Commission (SEC) and the U.S. Attorney's Office for the Eastern District of New York.  On January 8, 2004, we received a "Wells Notice" from the staff of the SEC indicating that the staff is considering recommending that the SEC bring a civil enforcement proceeding against us.  At this time, we cannot predict the scope or outcome of these inquiries.  Refer to Part II, Item 1. "Legal Proceedings" of this Form 10-Q for additional information.

•

On October 8, 2003, we reported that the ongoing investigation of the Audit Committee had preliminarily found that revenues were prematurely recognized in the fiscal year ended March 31, 2000, and that a number of software license agreements appear to have been signed after the end of the quarter in which revenues associated with such software license agreements had been recognized in that fiscal year.  Those revenues, as the Audit Committee found, should have been recognized in the quarter in which the software license agreements were signed.  Those preliminary findings were reported to government investigators.   Since October 8, 2003, the Audit Committee has made substantial progress and is nearing completion of its independent investigation and its assessment of whether a restatement of prior period financial statements is required under U.S. generally accepted accounting principles (GAAP), and, if so, the extent of such restatement.  The Audit Committee continues to believe that our current Business Model is unaffected by its investigation into our accounting practices that were in place prior to the adoption of the Business Model in October 2000, and that the historical issues it has identified in the course of its independent investigation principally concern the premature recognition of revenue.

Back to Index

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

•	During the quarter, we announced several new product offerings, including the following:

w

Unicenter® Web Services Distributed Management is software designed to provide visibility and control for Web services, enabling customers to detect and manage Web services, respond to service interruptions and track business performance.

w	eTrustTM Secure Content Manager is software designed to provide customers with protection from viruses, spam, malicious code, and inappropriate use of the Web by employees in a single solution.

w

CA Data Protection Suite, which represents a combination of our BrightStor® ARCserve® Backup and eTrustTM Antivirus solutions, is designed to protect critical business data through the combination of our backup/restore and antivirus software.

w

eTrustTM Identity and Access Management Suite is a software offering of six integrated eTrustTM products designed to enable customers to manage internal and external user populations in a secure on-demand environment and to comply with regulatory mandates.

PERFORMANCE INDICATORS

The following is a summary of some of the quantitative performance indicators (as defined below) that may be used to assess our financial results and condition:

For the Three Months
Ended Dec. 31,			Percent
2003	2002	Change	Change
(dollars in millions)

Subscription revenue
Total revenue
Subscription revenue as a percent of total revenue
New deferred subscription revenue
Weighted-average license agreement duration in years
Cash from continuing operating activities
Income (loss) from continuing operations

$ $ $ $ $	513 844 61 670 2.90 339 21%	$ $ $ $ $	362 754 48 538 2.80 331 (47	% )	$ $ $ $ $	151 90 - 132 .10 8 68	42% 12% 27% 25% 4% 2% 145%

For the Nine Months
Ended Dec. 31,			Percent
2003	2002	Change	Change
(dollars in millions)

Subscription revenue
Total revenue
Subscription revenue as a percent of total revenue
New deferred subscription revenue
Weighted-average license agreement duration in years
Cash from continuing operating activities
Loss from continuing operations

$ $ $ $ $	1,440 2,441 59 1,462 2.80 692 (56	% )	$ $ $ $ $	1,019 2,252 45 1,254 2.80 736 (164	% )	$ $ $ $ $	421 189 - 208 - (44 108)	41% 8% 31% 17% - (6% 66%	)

Dec. 31,	March 31,		Percent
2003	2003	Change	Change
(dollars in millions)
Total debt	$2,300	$3,126	$(826)	(26%	)

Definitions of these performance indicators are as follows:

Subscription Revenue - Subscription revenue is the ratable revenue recognized in a period from amounts previously recorded as deferred subscription revenue.  Therefore, the larger the ratio of subscription revenue to total revenue, the more predictable our revenue streams become.  If the weighted-average life of our license agreements remains constant, an increase in deferred subscription revenue will result in an increase in subscription revenue.  Therefore, since we expect an increase in deferred subscription revenue for the remainder of fiscal year 2004, we also expect subscription revenue to continue to increase for that period.

Back to Index

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Total Revenue - Total revenue is the sum of all revenue line items.  Although subscription revenue continues to increase, certain other revenue line items in our Consolidated Condensed Statements of Operations are decreasing.  As we noted in our previous filings, decreases were expected in "Maintenance" and "Financing fees."  "Software fees and other" and "Professional services" decreased as well.  For a more complete description of the reasons for changes in each revenue line item, refer to the "Results of Operations" section of this Form 10-Q.

New Deferred Subscription Revenue - New deferred subscription revenue represents the total undiscounted incremental value (license agreement value) of all new software licenses executed in the current period by our direct sales force.  New deferred subscription revenue excludes the value associated with maintenance-only agreements as well as professional services arrangements.  New deferred subscription revenue is what we expect to collect over time from our customers.  This amount is recognized as subscription revenue ratably over the applicable software license term.  These license agreements represent committed payments from customers over periods generally up to three years.

The contribution to revenue from the new deferred subscription revenue applicable to any single license agreement is relatively small, since revenue is recognized ratably over the applicable license agreement term.  We believe this allows us to balance the importance of recording new deferred subscription revenue from any single transaction with the importance of entering into transactions on mutually acceptable business terms.

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

Cash From Continuing Operating Activities - Cash from operations shown on our Consolidated Condensed Statements of Cash Flows represents the excess of cash collected from billings to our customers over cash paid for expenses to run our business.  This amount represents what is available to pay for equipment, technology, and other investing activities, to repay debt, pay dividends, repurchase stock, and for other financing purposes.  We believe this is an important performance indicator since cash generation over the long term is essential to maintaining a healthy business and providing funds to help fuel growth.  We believe generating consistent cash from operations is an indication that we are achieving a high level of customer satisfaction with our products and are appropriately monitoring our expenses.

Income (Loss) From Continuing Operations - Under our Business Model, revenue is generally deferred and recognized ratably over the applicable license agreement term.  Under the prior business model, license revenue was generally recognized up-front.  However, costs continue to be recorded as expenses as incurred.  As a result, we have generally experienced net losses since the transition to our Business Model.  For the quarter ended December 31, 2003, we earned $21 million or $.04 per share.  We expect to experience increases in net income as we complete the transition to our Business Model.

Total Debt - Total debt includes the current and long term portions of our debt obligations.  We have made a strategic decision to reduce our overall debt level.  Our current fiscal year objective of an $826 million reduction was achieved during the first quarter of fiscal year 2004.

For further descriptions of the items in this section, refer to the discussion of our "Results of Operations," "Outlook," "Liquidity and Capital Resources," and "Risk Factors" herein and the Notes to the Consolidated Condensed Financial Statements in this Form 10-Q.

Back to Index

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table presents the percentage of total revenue and the percentage of period-over-period dollar change for the line items in our Consolidated Condensed Statements of Operations for the three and nine month periods ended December 31, 2003 and 2002.  These comparisons of financial results are not necessarily indicative of future results.

For the Three Months Ended December 31,	For the Nine Months Ended December 31,
Percentage of	Percentage of	Percentage of	Percentage of
Total Revenue	Dollar Change	Total Revenue	Dollar Change
		2003/			2003/
2003	2002	2002	2003	2002	2002
Revenue
Subscription revenue	61%	48%	42%		59%	45%	41%
Software fees and other	10%	12%	(5%	)	9%	12%	(12%	)
Maintenance	17%	23%	(18%	)	19%	25%	(18%	)
Financing fees	5%	9%	(35%	)	6%	10%	(36%	)
Professional services	7%	8%	(5%	)	7%	8%	(7%	)
Total revenue	100%	100%	12%		100%	100%	8%
Expenses
Amortization of capitalized software costs	14%	15%	1%		14%	16%	(0%	)
Cost of professional services	6%	8%	(10%	)	7%	8%	(10%	)
Selling, general and administrative	36%	44%	(7%	)	39%	44%	(6%	)
Product development and enhancements	20%	21%	4%		20%	21%	3%
Commissions and royalties	9%	8%	21%		7%	8%	2%
Depreciation and amortization of other intangibles	4%	5%	(6%	)	4%	5%	(3%	)
Other gains/expenses, net	3%	3%	NM		2%	4%	NM
Shareholder litigation settlement	1%	-	NM		6%	-	NM
Total expenses before interest and taxes	93%	104%	NM		100%	105%	NM
Income (loss) from continuing operations before interest and taxes	7%	NM	NM		NM	NM	NM
Interest expense, net	3%	6%	(34%	)	4%	6%	(32%	)
Income (loss) from continuing operations before income taxes	4%	NM	NM		NM	NM	NM
Income taxes (benefit)	2%	NM	NM		NM	NM	NM
Income (loss) from continuing operations	2%	NM	NM		NM	NM	NM
Income from operations of discontinued business, net of income taxes	0%	NM	NM		NM	NM	NM
Net income (loss)	3%	NM	NM		NM	NM	NM

NM - Not Meaningful

Note: amounts may not add due to rounding

Back to Index

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion of our results of operations excludes the results of ACCPAC, which is accounted for in the Consolidated Condensed Financial Statements as a discontinued operation.  Refer to Note H "Divestitures" for additional information.

Revenue:

Total Revenue

Total revenue for the quarter ended December 31, 2003 increased $90 million, or 12%, from the prior year comparable quarter to $844 million.  This increase was primarily due to the transition to our Business Model that began in the third quarter of fiscal year 2001.  This transition resulted in an expected increase in subscription revenue from the prior year comparable period, partially offset by an expected decrease in maintenance and financing fees, as described below.  Software fees and other and professional services revenue decreased for the third quarter as described below.  In addition, there was a positive impact to revenue of approximately $48 million compared to the prior fiscal year quarter due to fluctuations in foreign currency exchange rates, primarily associated with the strengthening of both the Euro and the British Pound versus the U.S. dollar.

Total revenue for the nine months ended December 31, 2003 increased $189 million, or 8%, from the prior year comparable period to $2.441 billion.  Consistent with and for the same reasons as the increase in total revenue for the third quarter of fiscal year 2004 as compared with the third quarter of fiscal year 2003, the increase was primarily due to the transition to our Business Model.  For the nine months ended December 31, 2003, there was a positive impact to revenue of approximately $117 million compared to the prior fiscal year period due to fluctuations in foreign currency exchange rates, primarily associated with the strengthening of both the Euro and the British Pound versus the U.S. dollar.  This foreign exchange rate impact was partially reduced by the impact of the sale of our banking products group in October 2002, which had contributed $12 million of revenue in the comparable nine month period of the prior fiscal year, as well as a decrease in software fees and other and professional services revenue.

Subscription Revenue

Subscription revenue for the quarter ended December 31, 2003 increased $151 million, or 42%, from the comparable prior year quarter to $513 million.  The expected increase was primarily due to the transition to our Business Model in the third quarter of fiscal year 2001.  The three month period ended December 31, 2003 included subscription revenue earned from licenses that were completed during the prior 12 months, which did not contribute to the revenue of the prior fiscal year quarter.  In addition, there was a positive impact to subscription revenue of approximately $24 million compared to the prior fiscal year quarter due to fluctuations in foreign currency exchange rates.  For the quarters ended December 31, 2003 and 2002, we added new deferred subscription revenue of $670 million and $538 million, respectively.  Licenses executed under our Business Model in the quarters ended December 31, 2003 and 2002 had weighted-average durations of 2.90 years and 2.80 years, respectively.  Annualized deferred subscription revenue represents the total value of all new software license agreements signed during a period divided by the weighted-average duration of all such license agreements recorded during the same period.  Annualized deferred subscription revenue increased approximately $39 million, or 20%, for the quarter ended December 31, 2003 over the comparable prior year quarter to $231 million.

Subscription revenue for the nine months ended December 31, 2003 increased $421 million, or 41%, from the comparable prior year period to $1.440 billion.  The increase for the nine month period is attributable to the same factors as described above for the third quarter increase.  In addition, there was a positive impact to subscription revenue of approximately $56 million compared to the prior fiscal year period due to fluctuations in foreign currency exchange rates.  Annualized deferred subscription revenue increased approximately $74 million, or 17%, for the nine month period ended December 31, 2003 over the comparable prior year period to approximately $522 million.

Back to Index

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Software Fees and Other

Software fees and other primarily consists of royalties and revenue related to products sold to distribution and original equipment manufacturer (OEM) partners.  Revenue related to distribution partners and OEMs is sometimes referred to as our "indirect" or "channel" business.  Such revenue decreased during the third quarter by $4 million, or 5%, from the comparable prior year quarter to $84 million.  The decrease was primarily due to a decrease in product license revenue associated with pricing pressures and our focus on the reorganization of our indirect business.

Software fees and other for the nine months ended December 31, 2003 decreased $32 million, or 12%, from the comparable prior year period to $227 million.  The decrease was primarily due to the same reasons as noted above.

Maintenance

As expected, maintenance revenue for the quarter ended December 31, 2003 decreased $31 million, or 18%, to $145 million from the comparable prior year quarter.  This decrease in maintenance revenue was attributable to additional license agreements signed under our Business Model, where maintenance revenue, bundled along with license revenue, is reported in "Subscription revenue" on the Consolidated Condensed Statements of Operations.  The combined maintenance and license revenue on these types of license agreements is recognized on a monthly basis ratably over the term of the agreement.  The decrease was partially offset by new maintenance revenue earned from customers who elected optional maintenance at the expiration of their non-term-based license agreements and maintenance earned from our indirect business.  Maintenance revenue from our indirect business for the quarter ended December 31, 2003 increased $6 million from the comparable prior year quarter.

Maintenance revenue for the nine months ended December 31, 2003 decreased $103 million, or 18%, from the comparable prior year period to $455 million.  The decrease for the nine month period was attributable to the same factors as described above for the third quarter decrease.  Maintenance revenue from our indirect business for the nine months ended December 31, 2003 increased $12 million from the comparable prior year period.

Financing Fees

Financing fees result from the discounting to present value of product sales with extended payment terms under our prior business model, which required up-front recognition of revenue.  This discount initially reduced the related installment accounts receivable, and was referred to as "unamortized discounts."  The related unamortized discount is amortized over the life of the applicable license agreement and is reported as financing fees.  Under our Business Model, unamortized discounts are no longer recorded, since we no longer recognize the present value of license revenue when license agreements are signed.  As expected, for the quarter ended December 31, 2003, these fees decreased $23 million, or 35%, from the comparable prior year quarter to $43 million.

Financing fees for the nine months ended December 31, 2003 decreased $83 million, or 36%, from the comparable prior year period to $146 million.  The decrease for the nine month period is attributable to the same factors as described above for the third quarter decrease.

Professional Services

Professional services revenue for the quarter ended December 31, 2003 decreased $3 million, or 5%, from the prior year comparable quarter to $59 million.  The decrease was primarily attributable to our shift in focus to professional services engagements that are centered on our products.

Professional services revenue for the nine months ended December 31, 2003 decreased $14 million, or 7%, from the prior year comparable period to $173 million.  The decrease was primarily attributable to our shift in focus to professional services engagements that are centered on our products.  In addition, the cautious IT spending environment also contributed to the decrease for the nine month period ended December 31, 2003.

Back to Index

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Total Revenue by Geography

The following table presents the amount of revenue earned from the North American and international geographic regions and corresponding percentage changes for the three and nine month periods ended December 31, 2003 and 2002.  These comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
	(dollars in millions)
	2003	2002	Change	2003	2002	Change
North America	$457	$459	-	$ 1,388	$ 1,410	(2%)
International	387	295	31%	1,053	842	25%
	$844	$754	12%	$2,441	$2,252	8%

The increase in international revenue in the three and nine month periods ended December 31, 2003 compared with the prior fiscal year comparable periods was attributable to our European business.  The increase was also a result of a positive impact to revenue from fluctuations in foreign currency exchange rates of approximately $48 million and $117 million for the three and nine month periods ended December 31, 2003, respectively.  The positive impact to revenue from fluctuations in foreign currency exchange rates in both periods is primarily associated with the strengthening of both the Euro and the British Pound versus the U.S. dollar.

Price changes did not have a material impact on the three and nine month periods ended December 31, 2003 or on the comparable prior fiscal year periods.  Barring any significant, unforeseen economic, industry, or Company changes, we believe international revenue will continue to remain at approximately 40% - 45% of total revenue for fiscal year 2004.

Expenses:

Amortization of Capitalized Software Costs

Amortization of capitalized software costs consists of the amortization of both purchased software and internally generated capitalized software development costs.  Internally generated capitalized software development costs are related to new products and significant enhancements to existing software products that have reached the technological feasibility stage.  Amortization of capitalized software costs of $116 million for the quarter ended December 31, 2003 remained consistent with the comparable prior year quarter.

Amortization of capitalized software costs for the nine months ended December 31, 2003 of $349 million remained consistent with the comparable prior year period.

Cost of Professional Services

Cost of professional services consists primarily of the personnel-related costs associated with providing professional services and training to customers.  Cost of professional services for the quarter ended December 31, 2003 decreased $6 million, or 10%, from the comparable prior year quarter to $54 million.  This decrease was due primarily to a reduction in personnel costs resulting from efficiencies associated with the combination of our pre-sales technical and post-sales professional services organizations in fiscal year 2004.

Cost of professional services for the nine months ended December 31, 2003 decreased $17 million, or 10%, from the comparable prior year period to $161 million.  The decrease for the nine month period was attributable to the same factors as described above for the third quarter decrease.

Back to Index

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Selling, General and Administrative (SG&A)

SG&A expenses for the quarter ended December 31, 2003 decreased $23 million, or 7%, from the comparable prior year quarter to $306 million.  The decrease was primarily attributable to a reduction in bad debt expense of $34 million as a result of a declining installment accounts receivable balances related to the prior business model.  For the quarter ended December 31, 2003, we incurred legal and other professional service expenses associated with the investigations being conducted by the Audit Committee and the SEC and the U.S. Attorney's Office of approximately $11 million, which represents an increase of approximately $9 million from the comparable prior year quarter.

SG&A expenses for the nine month period ended December 31, 2003 decreased $58 million, or 6%, compared to the prior fiscal year period to $944 million.  The decrease was primarily attributable to a reduction in bad debt expense of $92 million, partially offset by a $15 million expense for severance and other termination benefits in connection with the reorganization of the U.S. channel sales organization and the creation of CA Technology Services in April 2003.  For the nine month period ended December 31, 2003, we incurred legal and other professional service expenses associated with the investigations being conducted by the Audit Committee and the SEC and the U.S. Attorney's Office of approximately $16 million, which represents an increase of approximately $11 million from the comparable prior year period.

Product Development and Enhancements

For the quarter ended December 31, 2003, product development and enhancement expenditures, also referred to as research and development, increased $6 million, or 4%, from the comparable prior year quarter to $167 million.  As a percentage of operating expenses ("Total expenses before interest and taxes" excluding the impact of "Other gains/expenses, net" and "Shareholder litigation settlement"), product development and enhancement expenditures increased to approximately 22% in the quarter ended December 31, 2003 from approximately 21% in the prior fiscal year comparable quarter.  This increase resulted from our continued focus on and investment in product development and enhancements for emerging technologies such as wireless, Web services and on-demand computing, as well as a broadening of our enterprise product offerings, while other operating expenses declined.

Product development and enhancement expenditures for the nine month period ended December 31, 2003, increased $13 million, or 3%, from the comparable prior year period to $494 million.  As a percentage of operating expenses, product development and enhancement expenditures increased to approximately 22% in the nine month period ended December 31, 2003 from approximately 21% in the prior fiscal year comparable period.  This increase was attributable to the same factors as described above for the third quarter increase.

Commissions and Royalties

Commissions and royalties for the third quarter of fiscal year 2004 increased $13 million, or 21%, from the comparable prior year quarter to $75 million.  This increase was primarily due to the increase in new deferred subscription revenue recorded in the third quarter of fiscal year 2004 from the comparable prior year period, partially offset by a $3 million reduction in royalties to third parties, as we continue to invest internally on product development and enhancements.

Commissions and royalties for the nine months ended December 31, 2003 increased $3 million, or 2%, from the comparable prior year period to $182 million.  The increase for the nine month period was also primarily attributable to the increase in new deferred subscription revenue as described above, partially offset by a $10 million reduction in royalties to third parties.

Depreciation and Amortization of Other Intangibles

Depreciation and amortization of other intangible assets for the third quarter of fiscal year 2004 decreased $2 million, or 6%, from the comparable prior year period to $33 million.  The decrease was primarily attributable to certain assets becoming fully depreciated/amortized.

Back to Index

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Depreciation and amortization of other intangible assets for the nine months ended December 31, 2003 decreased $3 million, or 3% from the comparable prior year period to $100 million.  The decrease was attributable to the same factors as described above for the third quarter decrease.

Other Gains/Expenses

Other gains/expenses of $22 million in the quarter ended December 31, 2003 included expenses of $21 million related to foreign currency exchange rate fluctuations and a $1 million expense related to legal proceedings.  Other gains/expenses of $21 million in the prior year comparable quarter included expenses of $19 million related to foreign currency exchange rate fluctuations and a $2 million expense related to legal proceedings.

Other gains/expenses of $46 million for the nine months ended December 31, 2003 included expenses of $35 million related to foreign currency exchange rate fluctuations, $20 million and $5 million recorded in the second and first quarter of fiscal year 2004, respectively, for the settlement of litigation with the Canopy Group and Center 7 and $4 million related to legal proceedings.  These expenses were partially offset by an $18 million net gain on the sale of certain fixed assets.  Other gains/expenses of $80 million in the prior year comparable period included a $64 million expense related to foreign currency exchange rate fluctuations, a $10 million payment to Ranger Governance Ltd., a $4 million expense related to legal proceedings, and a $2 million loss on the sale of certain fixed assets.

Shareholder Litigation Settlement

The shareholder litigation settlement expense was based on the NYSE closing price of our common stock on the last day of the most recently completed quarter and also included certain administrative costs associated with the settlement.  The estimated value of the shareholder litigation settlement increased $8 million in the third quarter of fiscal year 2004.  The third quarter increase was the result of the change in the NYSE closing price of our common stock on December 31, 2003 to $27.34 as compared to the closing price of $26.11 on September 30, 2003.  For the nine months ended December 31, 2003, the aggregate shareholder litigation settlement expense recorded totaled $158 million.  Until all settlement shares are issued, the projected impact will be reviewed quarterly and the expense adjusted accordingly.  Refer to Note J "Shareholder Litigation Settlement" and Part II, Item 1. "Legal Proceedings" of this Form 10-Q for additional information.

Net Interest Expense

Net interest expense for the third quarter of fiscal year 2004 decreased $15 million, or 34%, as compared to the prior fiscal year third quarter to $29 million.  Of the change, $12 million was due to the decrease in average debt outstanding, $1 million was due to the decrease in the weighted-average interest rate and the remainder was due to accelerated amortization of financing fees in the third quarter of fiscal year 2003.

Net interest expense for the first nine months of fiscal year 2004 decreased $41 million, or 32%, as compared to the prior fiscal year comparable period to $89 million.  The decrease was primarily due to a reduction in average debt outstanding, which resulted in a $33 million decrease in interest expense, a reduction in the weighted average interest rate, which resulted an $8 million decrease in interest expense, and accelerated amortization of financing fees in the third quarter of fiscal year 2003.  This decrease was partially offset by a $3 million gain related to the early retirement of a portion of outstanding debt in the comparable prior fiscal year period.

Operating Margins:

For the third quarter of fiscal year 2004, our pre-tax income was $34 million as compared to a pre-tax loss of $73 million in the prior year comparable quarter.  The improvement in pre-tax operating results for the three months ended December 31, 2003 as compared to the quarter ended December 31, 2002 was primarily due to an increase in revenue, as noted above.

Back to Index

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

On a year to date basis, our pre-tax loss was $82 million as compared to a pre-tax loss of $251 million in the comparable prior fiscal year period.  The reduction in pre-tax loss for the nine months ended December 31, 2003 as compared to the comparable prior year period was primarily due to an increase in revenue and a decrease in bad debt expense as noted above, partially offset by the shareholder litigation settlement expense of $158 million recorded during the first nine months of fiscal year 2004.

Our consolidated effective tax rate was 38% for the quarter ended December 31, 2003.  Our consolidated effective tax benefit rate was 35% for the quarter ended December 31, 2002 and 32% and 35% for the nine month periods ended December 31, 2003 and 2002, respectively.

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

The outlook for the overall economy and the IT environment continues to be difficult to predict.  The outlook for our full fiscal year 2004 results is largely based on the assumption that there will be a modest improvement in the current economic and IT environments.  We also believe that customers will continue to be cautious with their technology purchases.  Our outlook for the fourth quarter of fiscal year 2004 is to generate revenue in the range of $845 million to $865 million and diluted earnings per share in the range of $.03 to $.05.  Our outlook for the full fiscal year 2004 is to generate revenue in the range of $3.286 billion to $3.306 billion and diluted loss per share in the range of $.07 to $.05.  The per share forecasts for the fourth quarter and full fiscal year 2004 exclude the expected gain from the ACCPAC disposition.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and marketable securities totaled $1.352 billion at December 31, 2003, an increase of $376 million from the September 30, 2003 balance of $976 million.  Cash generated from continuing operating activities for the quarters ended December 31, 2003 and 2002 was $339 million and $331 million, respectively.

For the nine months ended December 31, 2003, cash, cash equivalents and marketable securities had a net decrease of approximately $144 million from March 31, 2003.  Cash generated from continuing operating activities for the nine month periods ended December 31, 2003 and 2002 was $692 million and $736 million, respectively.  Cash generated from continuing operating activities for the nine months ended December 31, 2003 versus the comparable prior year period was negatively impacted by an increase in taxes paid of approximately $108 million and legal settlement payments of approximately $36 million.  The increase in taxes paid during the nine month period ended December 31, 2003 was primarily the result of the timing of estimated tax payments.  The reduction in cash generated from continuing operating activities was partially offset by the collection in the current period of one-time up-front payments from customers of approximately $87 million and a reduction in cash paid for interest of approximately $47 million.  We used existing cash balances at March 31, 2003 and cash from operations to repay approximately $826 million in outstanding debt and to purchase approximately $7 million in treasury stock during the first nine months of fiscal year 2004.

Back to Index

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

As of December 31, 2003 and March 31, 2003, our debt arrangements consisted of the following:

	December 31, 2003		March 31, 2003
	Maximum	Outstanding	Maximum	Outstanding
Debt Arrangements:	Available	Balance	Available	Balance
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

1999 Revolving Credit Facility

We repaid the $350 million balance that was drawn under the 1999 Revolving Credit Facility during May 2003.  This facility expired during the first quarter of fiscal year 2004.

2002 Revolving Credit Facility

On December 31, 2002, we entered into an unsecured, bank revolving credit facility (the 2002 Revolving Credit Facility).  The maximum amount that may be outstanding at any time under the 2002 Revolving Credit Facility is $470 million.  The 2002 Revolving Credit Facility expires January 31, 2005, and no amount was drawn as of December 31, 2003.  The interest rates on the 2002 Revolving Credit Facility are determined based on a ratings grid, which applies a margin to the prevailing London InterBank Offered Rate (LIBOR).  We capitalized the initial transaction fees associated with the 2002 Revolving Credit Facility, which totaled approximately $6 million.  We are amortizing these fees over the term of the 2002 Revolving Credit Facility in "Interest expense, net" on the Consolidated Condensed Statements of Operations.

Commercial Paper

As of December 31, 2003, there were no borrowings outstanding under our $400 million commercial paper (CP) program.  We expect any future outstanding borrowings under the CP program to be supported by cash and marketable securities on hand and undrawn amounts available under the 2002 Revolving Credit Facility.

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

Fiscal Year 1999 Senior Notes

In fiscal year 1999, we issued $1.750 billion of unsecured Senior Notes in a transaction pursuant to Rule 144A under the Securities Act of 1933 (Rule 144A).  Amounts borrowed, rates, and maturities for each issue were $575 million at 6.25% due April 15, 2003, $825 million at 6.375% due April 15, 2005, and $350 million at 6.5% due April 15, 2008.  During the first quarter of fiscal year 2004, we repaid the $412 million remaining balance of the 6.25% Senior Notes.  As of December 31, 2003, $825 million and $350 million of our 6.375% and 6.5% Senior Notes, respectively, remained outstanding.

Back to Index

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

5% Convertible Senior Notes

In fiscal year 2002, we issued $660 million of unsecured 5% Convertible Senior Notes (5% Notes), due March 15, 2007, in a transaction pursuant to Rule 144A.  The 5% Notes are senior unsecured indebtedness and rank equally with all existing senior unsecured indebtedness.  Concurrent with the issuance of the 5% Notes, we entered into call spread repurchase option transactions to partially mitigate potential dilution from conversion of the 5% Notes.  The Notes may not be redeemed by the Company during the first 3 years that they are outstanding and may be called thereafter until maturity at the Company's option at declining premiums to par.  For further information, refer to Note 6 to the Consolidated Financial Statements included in our Form 10-K for the fiscal year ended March 31, 2003.

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

International Line of Credit

An unsecured and uncommitted multi-currency line of credit is available to meet short-term working capital needs for subsidiaries operating outside the United States.  This line totals $5 million, and less than $1 million was drawn under this credit line as of December 31, 2003.

Other Matters

In December 2003, the United States District Court for the Eastern District of New York approved the settlement of all outstanding litigation related to past accounting issues, subject to appeal.  Included in the settlement are both shareholder and ERISA class-action suits and related derivative litigation.  As part of the settlement we will issue to the shareholder classes a total of up to 5.7 million shares of our common stock, which includes payment of attorneys' fees.  If our share price is below $23.43 per share at the time of distribution, up to 2.2 million of the 5.7 million shares would be payable in cash at that price - or a maximum of $51.546 million in cash.  In that case, the stock portion of the settlement would be reduced to no less than 3.5 million shares.  In January 2004, approximately 1.6 million settlement shares were issued along with approximately $3.3 million to the plaintiffs' attorneys for attorney fees and related expenses.  The balance of the shares will be issued after all claims submitted pursuant to the settlement plans have been received.  See Note J "Shareholder Litigation Settlement" of this Form 10-Q for additional information.

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

Peak borrowings under all debt facilities during the third quarter of fiscal year 2004 totaled approximately $2.3 billion, with a weighted-average interest rate of 5.20%.  Peak borrowings under all debt facilities during the first nine months of fiscal year 2004 totaled approximately $3.126 billion, with a weighted-average interest rate of 5.08%.

Back to Index

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

As of December 31, 2003, the cumulative number of shares purchased under our various open market common stock repurchase programs since fiscal year 1991 was 179 million, including less than 1 million shares purchased in the third quarter of fiscal year 2004.  The remaining number of shares authorized for repurchase is approximately 21 million.

Capital resource requirements as of December 31, 2003 consisted of lease obligations for office space, equipment, mortgage or loan obligations, and amounts due as a result of product and company acquisitions.

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

CRITICAL ACCOUNTING POLICIES AND BUSINESS PRACTICES

A detailed discussion of our critical accounting policies and the use of estimates in applying those policies is included in our Form 10-K for the year ended March 31, 2003.  In many cases, a high degree of judgment is required, either in the application and interpretation of accounting literature or in the development of estimates that impact our financial statements.  These estimates may change in the future if underlying assumptions or factors change.  The following is a summary of the critical accounting policies for which estimates were updated as of December 31, 2003.

Accounts Receivable

The allowance for doubtful accounts is a valuation account used to reserve for potential impairment of accounts receivable on the balance sheet.  In developing the estimate for the allowance for doubtful accounts, we rely on several factors, including:

•	Historical information, such as general collection history of long-term software agreements;
•	Current customer information/events, such as extended delinquency, requests for restructuring and filing for bankruptcy;
•	Results of analytical analysis of both historical and current data; and
•	Overall economic environment.

A 10% change in the estimated default rate used to calculate the general allowance for doubtful accounts would have an approximate $7 million effect on the balance of the allowance for doubtful accounts as of December 31, 2003.  Assumptions and estimates used to calculate the allowance for the first three quarters of fiscal 2004 have remained constant.

Deferred Tax Assets

As of December 31, 2003, current and noncurrent deferred tax assets, net of a valuation allowance, totaled $35 million and $29 million, respectively.  Realization of these deferred tax assets is based on the assumption that we will be able to generate sufficient future taxable income so that the carryforward of these losses will be realized.  The factors that we consider in assessing the likelihood of realization include the forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets.  Future results may vary from these estimates.  At this time it is not practicable to determine if we will need to increase the valuation allowance or if such future valuations will have a material impact on our financial statements.

Goodwill, Capitalized Software Products, and Other Intangible Assets

SFAS No. 142 requires an impairment-only approach to accounting for goodwill. Absent any prior indicators of impairment, we perform an annual impairment analysis during the fourth quarter of our fiscal year. No indicators of impairment were identified during the first nine months of fiscal year 2004.

Back to Index

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The carrying value of capitalized software products, both purchased software and internally developed software, and other intangible assets, are reviewed on a regular basis for the existence of internal and external facts or circumstances that may suggest impairment.  Such facts and circumstances considered include an assessment of the net realizable value for capitalized software products and the future recoverability of cost for other intangible assets as of the balance sheet date.  No indicators of impairment were identified during the first nine months of fiscal year 2004.

Accounting for Stock-Based Compensation

As described in Note D "Accounting for Stock-Based Compensation" of this Form 10-Q, we have used the Black-Scholes option-pricing model historically to determine the estimated fair value of each option grant.  The Black-Scholes model includes assumptions regarding dividend yields, expected volatility, expected lives, and risk-free interest rates.  These assumptions reflect our best estimates, but these items involve uncertainties based on market conditions generally outside of our control.  As a result, if other assumptions had been used in the current period, stock-based compensation expense could have been materially impacted.  Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in future years.

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

•	Demand for products and services;
•	Length of sales cycle;
•	Customer implementation of our products;
•	Magnitude of price and product competition;
•	Introduction of new hardware;
•	General economic conditions in countries in which customers do a substantial amount of business;
•	Customer budgets for hardware and software;
•	Ability to develop and introduce new or enhanced versions of our products;
•	Changes in foreign currency exchange rates;
•	Ability to control costs;
•	The size of licensing transactions;
•	Reorganizations of the sales and technical services forces;
•	Litigation, government and internal investigations, and settlement of litigation;
•	Ability to retain and attract qualified personnel; and
•	Reaction of customers to our Business Model.

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

International revenue has historically represented a significant percentage of our total worldwide revenue.  Continued success in selling our products outside of the United States will depend on a variety of factors, including:

•	Reorganizations of the sales and technical services forces;
•	Fluctuations in foreign exchange currency rates;
•	Staffing key managerial positions;
•	General economic conditions in foreign countries;
•	Political instability; and
•	Trade restrictions such as tariffs, duties, or other controls affecting foreign operations.

Any of the foregoing factors, among others, could adversely affect our business, financial condition, operating results, and cash flow.

We could be subject to fines, penalties, or other sanctions as a result of a joint inquiry by the SEC and U.S. Attorney's Office.

As previously reported, we have been responding to an ongoing joint inquiry being conducted by the staff of the Northeast Regional Office of the Securities and Exchange Commission and the United States Attorney's Office for the Eastern District of New York concerning certain of our accounting practices.  On January 8, 2004, we received a "Wells Notice" from the staff of the SEC indicating that the staff is considering recommending that the SEC bring a civil enforcement proceeding against us.  See Part II, Item 1. "Legal Proceedings" of this Form 10-Q for additional information.  Although we are unable at this point to predict the scope or outcome of this inquiry, it is possible that it could result in the institution of administrative, civil injunctive or criminal proceedings, the imposition of fines and penalties, suspensions or debarments from government contracts, and/or other remedies and sanctions.  The conduct of these proceedings could negatively impact our stock price.  In addition, we expect to continue to incur expenses associated with responding to these agencies, regardless of the outcome, and the efforts and attention of our management team may be diverted from normal business operations.  This could adversely affect our business, financial condition, operating results, and cash flow.

The Audit Committee's internal investigation is continuing.

As previously reported, in response to the joint inquiry referred to above, the Audit Committee of our Board of Directors is conducting an internal investigation into the timing of revenue recognition by the Company.  The Audit Committee has made substantial progress and is nearing completion of its investigation, including an assessment of whether a restatement of prior period financial statements is required under GAAP, and, if so, the extent of such restatement.  The Audit Committee continues to believe that our current Business Model is unaffected by its investigation into our accounting practices that were in place prior to the adoption of the Business Model in October 2000.  While the investigation is nearing completion, we cannot predict the timing or possible outcome of this investigation.  The outcome of the investigation could have an adverse effect on our stock price and/or could result in the restatement of prior period financial statements which could adversely affect our business, financial condition, operating results, and cash flow.  See Part II, Item 1. "Legal Proceedings" of this Form 10-Q for additional information.

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

We have a significant amount of debt.

As of December 31, 2003, we had approximately $2.3 billion of debt outstanding, consisting of unsecured fixed-rate senior note obligations, convertible senior notes, and unsecured multi-currency credit facilities.  We expect that existing cash, cash equivalents, marketable securities, cash provided from operations, and our bank credit facilities will be sufficient to meet ongoing cash requirements.  Failure to generate sufficient cash as our debt becomes due or to renew credit lines prior to their expiration may adversely affect our business, financial condition, operating results, and cash flow.

The Company's credit ratings have been downgraded and could be downgraded further.

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

Our Business Model affords customers significant flexibility in licensing transactions.  For example, under our Business Model, we offer software licenses on a month-to-month or other short-term basis in order to allow customers the opportunity to try our software products without committing to a multi-year license obligation.  Transactions such as these increase the risk that customers will not fully implement our software and will not enter into a long-term relationship with us.  This effect could be diminished if customers elect cost certainty by committing to longer license agreement periods.  Additionally, customer preference for payment (upfront, annual or monthly installments) could impact the amount of cash generated from operations in any period.  This could adversely affect our business, financial condition, operating results, and cash flow.

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

Our products are designed to improve the productivity and efficiency of our customers' information processing resources.  However, a general slowdown in the world economy or a particular region could cause customers to delay or forgo decisions to license new products or to upgrade their existing environments, which could adversely affect our business, financial condition, operating results, and cash flow.

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

At December 31, 2003, primarily all of our debt was in fixed rate debt instruments.  As of December 31, 2003, our outstanding debt approximated $2.300 billion, with approximately $2.295 billion in fixed rate obligations.  If market rates were to decline, we could be required to make payments on the fixed rate debt that would exceed those based on current market rates.  Each 25 basis point decrease in interest rates would have an associated annual opportunity cost of approximately $6 million.  Each 25 basis point increase or decrease in interest rates would have no material annual effect on variable rate debt interest based on the balances of such debt as of December 31, 2003.

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

Foreign Currency Exchange Risk

We conduct business on a worldwide basis through subsidiaries in 46 countries.  We are therefore exposed to movement in currency exchange rates.  As part of our risk management strategy and consistent with prior years, we did not enter into any foreign exchange derivative transactions.  In addition, we manage our level of exposure by denominating a majority of international sales and payments of related expenses in the local currency of our subsidiaries.  A 1% change in all foreign currencies against the U.S. dollar would have an insignificant effect on our annual net income (loss).

Equity Price Risk

We have minimal investments in marketable equity securities of publicly traded companies.  As of December 31, 2003, these investments were considered available-for-sale with any unrealized gains or losses deferred as a component of stockholders' equity.  It is not customary for us to make investments in equity securities as part of our investment strategy.

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

Back to Index

PART II. OTHER INFORMATION

Item 1:

LEGAL PROCEEDINGS

The Company, its former Chairman and CEO, Charles B. Wang, Sanjay Kumar, and Russell M. Artzt were defendants in a number of stockholder class action lawsuits, the first of which was filed July 23, 1998, alleging that a class consisting of all persons who purchased the Company's common stock during the period January 20, 1998 until July 22, 1998 were harmed by misleading statements, misrepresentations, and omissions regarding the Company's future financial performance.  These cases, which sought monetary damages, were  consolidated into a single action in the United States District Court for the Eastern District of New York (the Federal Court), the proposed class was certified, and discovery was completed.  Additionally, in February and March 2002, a number of stockholder lawsuits were filed in the Federal Court against the Company and Messrs. Wang, Kumar, Ira H. Zar, the Company's former Chief Financial Officer, and in one instance Mr. Artzt.  The lawsuits generally alleged, among other things, that the Company made misleading statements of material fact or omitted to state material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading in connection with the Company's financial performance.  Each of the named individual plaintiffs in the 2002 lawsuits sought to represent a class consisting of purchasers of the Company's common stock and call options and sellers of put options for the period May 28, 1999 through February 25, 2002.  The 2002 cases were consolidated, and the Company's former independent auditor, Ernst & Young LLP, was named as a defendant.  In addition, in May 2003, a class action lawsuit captioned John A. Ambler v. Computer Associates International, Inc., et al. was filed in the Federal Court.  The complaint in this matter, a purported class action on behalf of the Computer Associates Savings Harvest Plan (the CASH Plan) and the participants and beneficiaries of the CASH Plan for a class period running from March 30, 1998 through May 30, 2003, asserted claims of breach of fiduciary duty under ERISA, the federal Employee Retirement Income Security Act.  The named defendants were the Company, the Company's Board of Directors, the CASH Plan, the Administrative Committee of the CASH Plan, and the following current or former employees and/or Board members of the Company: Charles B. Wang; Sanjay Kumar; Ira Zar; Russell M. Artzt; Peter A. Schwartz; Charles P. McWade and various unidentified alleged fiduciaries of the CASH Plan.  The complaint alleged that the defendants breached their fiduciary duties by causing the CASH Plan to invest in Company securities and sought damages in an unspecified amount.

A derivative lawsuit was filed against certain current and former directors of the Company, based on essentially the same allegations as those contained in the February and March 2002 stockholder lawsuits (discussed above).  This action was commenced in April 2002 in Delaware Chancery Court, an amended complaint was filed in November 2002, and a new derivative action, containing essentially the same allegations, was filed in the Federal Court in August 2003 in connection with the settlement described in the next paragraph below.  The defendants named in the amended and new complaints were the Company as a nominal defendant, current Company directors Messrs. Kumar, Artzt, Ranieri and D'Amato, and former Company directors Mr. Wang, Ms. Kenny, and Messrs. de Vogel, Grasso, and Pieper.  The derivative suit alleged breach of fiduciary duties on the part of all the individual defendants and, as against the current and former management director defendants, insider trading on the basis of allegedly misappropriated confidential, material information.  The amended and new complaints sought an accounting and recovery on behalf of the Company of an unspecified amount of damages, including recovery of the profits allegedly realized from the sale of common stock of the Company.

On August 25, 2003, the Company announced plans to settle all outstanding litigation related to the above-referenced stockholder and derivative actions.  Following the approval of the Federal Court, which was granted in December 2003, and which is subject to appeal, the Company will issue a total of up to 5.7 million shares of common stock to the shareholders represented in the three class action lawsuits including payment of attorneys' fees.  If the Company's share price is below $23.43 per share at the time of distribution, up to 2.2 million of the 5.7 million shares will be payable in cash at that price - or a maximum of $51.546 million in cash.  In that case, the stock portion of the settlement would be reduced to no less than 3.5 million shares.  In January 2004, approximately 1.6 million settlement shares were issued along with approximately $3.3 million to the plaintiffs' attorneys for attorney fees and related expenses.  In settling the derivative suit, the Company committed to adopt and maintain certain corporate governance practices.  Under the settlement, the Company and the individual defendants are released from any potential claim by shareholders relating to accounting-related or other public statements made by the Company or its agents from January 1998 through February 2002 (and from January 1998 through May 2003 in the case of the employee ERISA action), and the individual defendants are released from any potential claim by the Company or its shareholders relating to the same matters.  Ernst & Young LLP is not a party to the settlement.  The settlement was reviewed by the independent directors who chair the Company's Governance, Audit, and Compensation and Human Resource Committees of the Board of Directors as well as by all non-interested, independent directors who were not named in any of the suits.  It was also approved by the Board's independent directors as a whole.

Back to Index

Item 1: Legal Proceedings (Continued)

The settlement of these cases is separate from the investigations by the SEC and the US Attorney's Office for the Eastern District of New York described below.  As previously reported, the Company has been providing documents and other information to the United States Attorney's Office for the Eastern District of New York and the staff of the Northeast Regional Office of the SEC in connection with an ongoing investigation concerning certain of the Company's accounting practices, including its revenue recognition policies and procedures in periods prior to the adoption of the Company's Business Model in October 2000.  At this point, the Company cannot predict the scope or outcome of the inquiries, which may include the institution of administrative, civil injunctive or criminal proceedings, the imposition of fines and penalties, suspensions or disbarments from government contracts, or other remedies and sanctions.  The Company also cannot predict what impact, if any, the inquiry may have on its results of operations or financial condition.

In response to the investigation noted above, the Board of Directors authorized the Audit Committee to conduct an independent investigation into the timing of revenue recognition by the Company.  On October 8, 2003, the Company reported that the ongoing investigation of the Audit Committee had preliminarily found that revenues were prematurely recognized in the fiscal year ended March 31, 2000, and that a number of software license agreements appear to have been signed after the end of the quarter in which revenues associated with such software license agreements had been recognized in that fiscal year.  Those revenues, as the Audit Committee found, should have been recognized in the quarter in which the software license agreements were signed.  Those preliminary findings were reported to government investigators.  Since October 8, 2003, the Audit Committee has made substantial progress and is nearing completion of its independent investigation and its assessment of whether a restatement of prior period financial statements is required under GAAP, and, if so, the extent of such restatement.  The Audit Committee continues to believe that the Company's current Business Model is unaffected by its investigation into the Company's accounting practices that were in place prior to the adoption of the Business Model in October 2000, and that the historical issues it has identified in the course of its independent investigation principally concern the premature recognition of revenue.  On January 8, 2004, the Company received a "Wells Notice" from the staff of the SEC.  The Wells Notice notifies the Company that the staff is considering recommending that the SEC bring a civil enforcement proceeding against the Company for possible violations of the federal securities laws arising from the Company's premature recognition of revenue from software license agreements in fiscal year 2000, including revenue from contracts that were not fully executed or otherwise finalized until after the quarter in which the revenue associated with such contracts had been recognized.

Following the Audit Committee's report and at its recommendation, the Company asked for and received the resignations of executives who oversaw the relevant financial operations during the period in question, including the Company's then Chief Financial Officer (CFO).  The Company is currently conducting a search for a new CFO.  In the interim, Douglas E. Robinson, Senior Vice President, Finance, is serving as CFO.  The Audit Committee's continuing review includes an examination of whether restatement of prior period financial statements is required under GAAP.  The Company cannot predict the timing or possible outcome of the Audit Committee investigation; however, the outcome of the investigation could have an adverse effect on the Company's stock price, could result in the restatement of prior period financial statements and could adversely affect its business, financial condition, operating results, and cash flow.

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

31.1 Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* to be filed by amendment

(b) Reports on Form 8-K:

The Registrant filed a Report on Form 8-K dated October 9, 2003 to report an event under Items 5 and 7.

The Registrant filed a Report on Form 8-K dated October 10, 2003 to report an event under Item 5.

The Registrant filed a Report on Form 8-K dated October 22, 2003 to report an event under
     Items 7 and 12.

The Registrant filed a Report on Form 8-K dated December 23, 2003 to report an event under
     Items 5 and 7.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER ASSOCIATES INTERNATIONAL, INC.

Dated: January 21, 2004	By:	/s/ Sanjay Kumar
Sanjay Kumar
Chairman and Chief Executive Officer

Dated: January 21, 2004	By:	/s/ Douglas E. Robinson
Douglas E. Robinson
Senior Vice President/CFO
Principal Financial and Accounting Officer