Form 10-Q/A
period 2003-06-30
COMPUTER ASSOCIATES INTERNATIONAL INC
filed 2004-06-14
CIK 356028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q/A

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2003
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period ended from                     to

Commission File Number 1-9247

Computer Associates International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-2857434
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

One Computer Associates Plaza,
Islandia, New York	11749
(Address of principal executive offices)	(Zip Code)

(631) 342-6000
(Registrant’s telephone number, including area code)

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

EXPLANATORY NOTE

This 10-Q/A is being filed for the purpose of amending Items 1 and 2 of Part I and Item 6 of Part II of Form 10-Q to reflect adjustments to revenue for the three month period ended June 30, 2003. Refer to footnote A for further details regarding the restatement and certain other balance sheet reclassifications as of June 30, 2003 and March 31, 2003. The financial statements included in this Form 10-Q/A have also been adjusted to reflect the disposition of the Company’s subsidiary, ACCPAC International, Inc. (ACCPAC) as a discontinued operation for all periods presented.

All information in this Form 10-Q/A is as of June 30, 2003 and does not reflect any subsequent information or events other than the restatement of revenue, certain other balance sheet reclassifications, and the classification of ACCPAC as a discontinued operation. Refer to the Company’s Form 10-K for the fiscal year ended March 31, 2004, filed contemporaneously with this Form 10-Q/A, and our other filings with the Securities and Exchange Commission, for an update on the government investigation and other matters.

Except as described above, all other Items of the original filing made on July 23, 2003 are unaffected by the changes described above and have not been repeated in this Amendment.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding

Common Stock	as of July 21, 2003
par value $.10 per share	578,869,660

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Computer Associates International, Inc.

We have reviewed the accompanying consolidated condensed balance sheet of Computer Associates International, Inc. and subsidiaries as of June 30, 2003, and the related consolidated condensed statements of operations and cash flows for the three month periods ended June 30, 2003 and 2002. These consolidated condensed financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards established by the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Computer Associates International, Inc. and subsidiaries as of March 31, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated May 9, 2003, we expressed an unqualified opinion on those consolidated financial statements. As discussed in that report, effective April 1, 2002, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of March 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note A to the consolidated condensed financial statements, effective April 1, 2003, the Company adopted the fair value method of accounting provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation- Transition and Disclosure- an amendment of SFAS 123.”

As discussed in Note A to the consolidated condensed financial statements, the Company has restated the consolidated condensed balance sheet at June 30, 2003, and the related consolidated condensed statements of operations and cash flows for the period then ended.

/s/ KPMG LLP

New York, New York
June 7, 2004

Item 1:

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)
(in millions)

	June 30,	March 31,
	2003	2003
	(restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$763	$1,405
Marketable securities	96	91
Trade and installment accounts receivable, net	964	1,079
Deferred income taxes	240	287
Other current assets	92	117
Assets of discontinued operation	64	66

TOTAL CURRENT ASSETS	2,219	3,045
Installment accounts receivable, due after one year, net	1,195	1,299
Property and equipment, net	653	662
Purchased software products, net	1,324	1,416
Goodwill, net	4,401	4,400
Other noncurrent assets, net	429	439

TOTAL ASSETS	$10,221	$11,261

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Loans payable and current portion of long-term debt	$2	$828
Deferred subscription revenue (collected) — current	935	923
Other current liabilities	997	1,213
Liabilities of discontinued operation	64	65

TOTAL CURRENT LIABILITIES	1,998	3,029
Long-term debt, net of current portion	2,298	2,298
Deferred income taxes	979	1,047
Deferred subscription revenue (collected) — noncurrent	216	173
Deferred maintenance revenue	285	324
Other noncurrent liabilities	28	27

TOTAL LIABILITIES	5,804	6,898
Stockholders’ equity	4,417	4,363

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,221	$11,261

See Notes to the Consolidated Condensed Financial Statements.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except per share amounts)

	June 30,
	2003	2002
	(restated)
REVENUE
Subscription revenue	$447	$314
Software fees and other	67	86
Maintenance	159	196
Financing fees	54	86
Professional services	59	65

TOTAL REVENUE	786	747
EXPENSES
Amortization of capitalized software costs	116	118
Cost of professional services	55	59
Selling, general and administrative	325	371
Product development and enhancements	162	160
Commissions and royalties	52	59
Depreciation and amortization of other intangibles	33	33

TOTAL EXPENSES BEFORE INTEREST AND TAXES	743	800
Income (loss) from continuing operations before interest and taxes	43	(53)
Interest expense, net	31	45

Income (loss) from continuing operations before income taxes	12	(98)
Income taxes (benefit)	4	(34)

INCOME (LOSS) FROM CONTINUING OPERATIONS	8	(64)
Loss from discontinued operation, net of income taxes	–	(1)

NET INCOME (LOSS)	$8	$(65)

BASIC EARNINGS (LOSS) PER SHARE
Income (loss) from continuing operations	$.01	$(.11)
Loss from discontinued operation	.00	.00

Net income (loss)	$.01	$(.11)

Basic weighted-average shares used in computation	578	578
DILUTED EARNINGS (LOSS) PER SHARE
Income (loss) from continuing operations	$.01	$(.11)
Loss from discontinued operation	.00	.00

Net income (loss)	$.01	$(.11)

Diluted weighted-average shares used in computation	580	578

See Notes to the Consolidated Condensed Financial Statements.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	For the Three Months
	Ended June 30,
	2003	2002
	(restated)
OPERATING ACTIVITIES:
Net income (loss)	$8	$(65)
Loss from discontinued operation, net of tax	–	1

Income (loss) from continuing operations	8	(64)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by continuing operating activities:
Depreciation and amortization	149	151
Provision for deferred income taxes	(32)	(62)
Compensation expense related to stock and pension plans	21	25
Decrease in noncurrent installment accounts receivable, net	101	52
Increase (decrease) in deferred subscription revenue (collected) — noncurrent	39	(25)
Decrease in deferred maintenance revenue	(46)	(77)
Decrease in trade and current installment accounts receivable, net	162	360
(Decrease) increase in deferred subscription revenue (collected) — current	(13)	20
Gain on sale of assets, net	(18)	–
Changes in other operating assets and liabilities, excluding effects of acquisitions and divestitures	(202)	(181)

NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES	169	199
INVESTING ACTIVITIES:
Acquisitions of purchased software	(13)	(9)
Settlements of purchase accounting liabilities	(5)	(10)
Purchases of property and equipment, net	(6)	(4)
Proceeds from divestiture of assets	18	12
(Purchases) sales of marketable securities, net	(1)	2
Increase in capitalized software development costs and other	(10)	(10)

NET CASH USED IN CONTINUING INVESTING ACTIVITIES	(17)	(19)
FINANCING ACTIVITIES:
Debt repayments, net	(826)	(562)
Exercises of common stock options and other	9	9
Purchases of treasury stock	(4)	(16)

NET CASH USED IN CONTINUING FINANCING ACTIVITIES	(821)	(569)
DECREASE IN CASH AND CASH EQUIVALENTS BEFORE EFFECT OF EXCHANGE RATE CHANGES ON CASH	(669)	(389)
Effect of exchange rate changes on cash and cash equivalents	27	24

DECREASE IN CASH AND CASH EQUIVALENTS	(642)	(365)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,405	1,072

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$763	$707

See Notes to the Consolidated Condensed Financial Statements.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2003

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The financial statements included in this Form 10-Q/A have been adjusted to reflect the disposition of the Company’s subsidiary, ACCPAC International, Inc. (ACCPAC), as discontinued operations for all periods presented.

Operating results for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004. For further information, refer to the Consolidated Condensed Financial Statements and footnotes thereto included in the Annual Report on Form 10-K (Form 10-K) relating to Computer Associates International, Inc. and subsidiaries (the Company) for the fiscal year ended March 31, 2003.

Basis of Revenue Recognition: The Company derives revenue from licensing software products, providing customer technical support and professional services. The Company licenses to customers the right to use its enterprise software products pursuant to software license agreements. Since the Company recognizes subscription revenue from software license agreements evenly on a monthly basis, or “ratably,” the timing and amount of such revenue recognized during an accounting period is determined by the duration and license agreement value reflected in each software license agreement. Revenue from transactions completed through the Company’s distributor, reseller and original equipment manufacturer partners is generally recognized when these partners sell the software products to their customers. This is commonly referred to as the sell-through method. For a detailed description of the Company’s revenue recognition policy, refer to Note 1 of Form 10-K for the fiscal year ended March 31, 2003.

Business Model: In October 2000, the Company announced the shift to its existing Business Model (the Business Model) that offers customers greater flexibility to change how they can use and license the Company’s software products as their businesses change. Under the Business Model, customers can better manage the duration and dollar value of their software license agreements. The Business Model also permits customers to change their software mix as their business and technology needs change. The Company believes its Business Model improves the predictability of its revenue streams, since the Company recognizes subscription revenue ratably over the life of each software license agreement. Under the Company’s prior business model, and as is common practice in the software industry, license fees from license agreements were generally recorded up-front at the time the license agreement was signed and the software was delivered.

Statements of Cash Flows: Cash flows related to the discontinued operating activities of ACCPAC have been segregated on the Consolidated Condensed Statements of Cash Flows. For the three months ended June 30, 2003 and 2002, interest payments were $60 million and $80 million, respectively, and income taxes paid were $137 million and $73 million, respectively.

Cash Dividends: In May 2003, the Company’s Board of Directors declared its regular, semi-annual cash dividend of $.04 per share. The dividend totaled approximately $23 million and was paid on July 7, 2003 to stockholders of record on June 19, 2003.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2003

Restatement of Revenue: This Form 10-Q/A reflects adjustments to revenue associated with a correction in the method of accounting for subscription revenue associated with Business Model contracts that replaced existing Business Model contracts and other miscellaneous minor adjustments. Previously, the remaining deferred subscription revenue balance associated with the contract that was being replaced was amortized over the term of the original contract. In accordance with SOP 97-2, “Software Revenue Recognition”, the correct, and revised, method amortizes the remaining deferred subscription revenue balance over the term of the new contract. The adjustments decreased revenue by $3 million and income taxes by $1 million for the three month period ended June 30, 2003 and increased deferred subscription revenue by approximately $2 million at June 30, 2003. The impact of these adjustments are as follows:

	For the Three Months
	Ended June 30, 2003
	Previously
	Reported (1)	Restated
	(in millions, except per share amounts)
Revenue	$789	$786
Income from continuing operations	10	8
Basic earnings from continuing operations per share	0.02	0.01
Diluted earnings from continuing operations per share	0.02	0.01

(1) Excludes operating results of ACCPAC

Comprehensive Income: Comprehensive income includes unrealized gains on the Company’s available-for-sale securities and foreign currency translation adjustments. The components of comprehensive income, net of related tax, for the three month periods ended June 30, 2003 and 2002 are as follows:

	For the Three Months
	Ended June 30,
	2003	2002
	(restated)
	(in millions)
Net income (loss)	$8	$(65)
Unrealized gain on marketable securities, net of tax	2	–
Foreign currency translation adjustment	37	88

Total comprehensive income	$47	$23

Earnings (Loss) Per Share from Continuing Operations: Basic earnings (loss) per share from continuing operations and diluted loss per share from continuing operations are computed by dividing income (loss) from continuing operations by the weighted-average number of common shares outstanding for the period. Diluted earnings per share from continuing operations is computed by dividing (i) the sum of income from continuing operations and the after-tax amount of interest expense recognized in the period associated with Convertible Senior Notes that are dilutive by (ii) the sum of the weighted-average number of common shares outstanding for the period, plus dilutive common share equivalents.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2003

	For the Three Months
	Ended June 30,
	2003		2002
	(restated)
	(in millions, except per share amounts)
Income (loss) from continuing operations	$8		$(64)
Interest expense associated with the Convertible Senior Notes, net of tax	–	(1)	– (2)

Numerator in calculation of diluted earnings (loss) per share from continuing operations	8		(64)

Weighted-average shares outstanding and common share equivalents
Weighted-average common shares outstanding	578		578
Weighted-average Convertible Senior Note shares outstanding	–		–
Weighted-average stock options outstanding, net	2		–

Denominator in calculation of diluted earnings (loss) per share from continuing operations	580	(3)	578 (4)

Diluted earnings (loss) per share from continuing operations	$.01		$(.11)

(1)	If for the three month period ended June 30, 2003 the common share equivalents for the 5% Convertible Senior Notes (27 million shares) issued in March 2002 and the 1.625% Convertible Senior Notes (23 million shares) issued in December 2002 (collectively, the Notes) had been dilutive, interest expense, net of tax, related to the Notes would have been added back to the income from continuing operations in order to calculate diluted earnings per share from continuing operations. The related interest expense, net of tax, for the three month period ended June 30, 2003 totaled approximately $6 million.

(2)	If the three month period ended June 30, 2002 had resulted in income from continuing operations and had the common share equivalents for the 5% Convertible Senior Notes been dilutive, interest expense, net of tax, related to the 5% Convertible Senior Notes would have been added back to the income from continuing operations in order to calculate diluted earnings per share from continuing operations. The related interest expense, net of tax, for the three month period ended June 30, 2002 totaled approximately $5 million.

(3)	Common share equivalents related to the Notes are not included in the diluted share computation since their effect would be antidilutive. If the three month period ended June 30, 2003 had resulted in dilution, the weighted-average shares outstanding and common share equivalents would have been 630 million.

(4)	Common share equivalents related to the 5% Convertible Senior Notes and stock options are not included in the diluted share computation since their effect would be antidilutive. If the three month period ended June 30, 2002 had resulted in income from continuing operations and had the common share equivalents for the 5% Convertible Senior Notes been dilutive, the weighted-average shares outstanding and common share equivalents would have been 609 million.

Accounting for Stock-Based Compensation: Prior to April 1, 2003, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations.

Effective April 1, 2003, the Company has adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.” The Company selected the prospective method to transition to the fair value method of measuring stock-based compensation expense.

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

	For the Three Months
	Ended June 30,
	2003	2002
	(restated)
	(in millions, except per share amounts)
Net income (loss), as reported	$8	$(65)
Add:
Stock-based employee compensation expense included in net income (loss), net of tax	—	—
Less:
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(23)	(23)

Pro forma net loss	$(15)	$(88)

Basic earnings (loss) per share
As reported	$.01	$(.11)
Pro forma	(.03)	(.15)
Diluted earnings (loss) per share
As reported	$.01	$(.11)
Pro forma	(.03)	(.15)

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

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2003

Accounts Receivable: Net trade and installment accounts receivable consist of the following:

	June 30,	March 31,
	2003	2003
	(in millions)
Current:
Billed accounts receivable	$552	$809
Unbilled amounts due within the next 12 months — Business Model	1,312	1,284
Unbilled amounts due within the next 12 months — prior business model	1,004	1,020
Less: Allowance for doubtful accounts	(153)	(159)

Net amounts expected to be collected	2,715	2,954
Less: Unearned revenue — current	(1,751)	(1,875)

Net trade and installment accounts receivable — current	$964	$1,079

Noncurrent:
Unbilled amounts due beyond the next 12 months — Business Model	$1,264	$1,210
Unbilled amounts due beyond the next 12 months — prior business model	1,651	1,807
Less: Allowance for doubtful accounts	(78)	(85)

Net amounts expected to be collected	2,837	2,932
Less: Unearned revenue — noncurrent	(1,642)	(1,633)

Net installment accounts receivable — noncurrent	$1,195	$1,299

The components of unearned revenue consist of the following:

	June 30,	March 31,
	2003	2003
	(in millions)
Current:
Unamortized discounts	$166	$185
Unearned maintenance	172	189
Deferred subscription revenue	770	688
Noncurrent deferred subscription revenue (uncollected) associated with unbilled amounts due within the next 12 months	615	780
Unearned professional services	28	33

	$1,751	$1,875

Noncurrent:
Unamortized discounts	$219	$250
Unearned maintenance	158	173
Deferred subscription revenue	1,265	1,210

	$1,642	$1,633

Identified Intangible Assets: In the table below, capitalized software includes both purchased and internally developed software costs; other identified intangible assets includes both customer relationships and trademarks/trade name costs. Internally developed capitalized software costs and other identified intangible asset costs are included in “Other noncurrent assets” on the Consolidated Condensed Balance

Sheets. The gross carrying amounts and accumulated amortization for identified intangible assets subject to amortization are as follows:

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2003

	At June 30, 2003
	Gross	Accumulated	Net
	Assets	Amortization	Assets
		(in millions)
Capitalized software:
Purchased	$4,497	$3,173	$1,324
Internally developed	402	267	135
Other	370	146	224

Total	$5,269	$3,586	$1,683

	At March 31, 2003
	Gross	Accumulated	Net
	Assets	Amortization	Assets
		(in millions)
Capitalized software:
Purchased	$4,481	$3,065	$1,416
Internally developed	392	257	135
Other	370	136	234

Total	$5,243	$3,458	$1,785

For the first quarter of fiscal years 2004 and 2003, amortization of capitalized software costs was $116 million and $118 million, respectively, and amortization of other identified intangible assets was $10 million in each period.

Based on the identified intangible assets recorded through June 30, 2003, the annual amortization expense is expected to be as follows:

	Year Ended March 31,
	2004	2005	2006	2007	2008	2009
			(in millions)
Capitalized software:
Purchased	$419	$390	$365	$251	$2	$–
Internally developed	40	38	30	22	12	4
Other	42	42	39	23	23	23

Total	$501	$470	$434	$296	$37	$27

Reclassifications: Certain prior year balances have been reclassified to conform with the current year’s presentation.

Approximately $72 million of deferred tax assets at March 31, 2003 has been reclassified from “Other noncurrent assets” to “Deferred income taxes” on the Consolidated Condensed Balance Sheets to conform to the June 30, 2003 presentation.

Approximately $18 million of a noncurrent reserve at March 31, 2003 has been reclassified from “Other noncurrent assets” to “Other current liabilities” on the Consolidated Condensed Balance Sheets to conform to the June 30, 2003 presentation.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2003

Approximately $615 million and $780 million of noncurrent deferred subscription revenue (uncollected) associated with amounts due from customers within the next 12 months at June 30, 2003 and March 31, 2003, respectively, have been reclassified from “unearned revenue — noncurrent” (a component of net installment accounts receivable — noncurrent) to “unearned revenue — current” (a component of net trade and installment accounts receivable — current) on the Consolidated Condensed Balance Sheet and within Note A. As a result of this reclassification, the Company reclassified $231 million and $291 million of a deferred tax liability at June 30, 2003 and March 31, 2003, respectively, from deferred income taxes — current, to deferred income taxes — noncurrent, on the Consolidated Balance Sheets.

Upon adoption of SFAS No. 142, assembled workforce no longer met the definition of an identifiable intangible asset. As a result, the noncurrent deferred tax liability of $35 million at both June 30, 2003 and March 31, 2003 associated with the assembled workforce asset was eliminated through a reduction in the carrying amount of goodwill.

Approximately $19 million and $16 million of certain unclaimed funds at June 30, 2003 and March 31, 2003, respectively, have been reclassified from “Allowance for doubtful accounts” (a component of net trade and installment accounts receivable — current) to “Other current liabilities” on the Consolidated Condensed Balance Sheets. As a result of this reclassification, the Company reclassified $7 million and $6 million of deferred income taxes at June 30, 2003 and March 31, 2003, respectively, from deferred income taxes — current, to deferred income taxes — noncurrent, on the Consolidated Balance Sheets.

Approximately $9 million and $14 million of deferred revenue related to the Company’s indirect business (distributors, resellers, and VARs) at June 30, 2003 and March 31, 2003, respectively, have been reclassified from “Allowance for doubtful accounts” to “Billed accounts receivable” within Note A. As a result of this reclassification, the Company reclassified $5 million of deferred income taxes at March 31, 2003, from deferred income taxes—current, to deferred income taxes — noncurrent, on the Consolidated Balance Sheets.

Approximately $8 million of certain international pension liabilities at both June 30, 2003 and March 31, 2003 has been reclassified from “Other current liabilities” to “Other noncurrent liabilities” on the Consolidated Condensed Balance Sheets.

NOTE B – ACQUISITIONS AND DIVESTITURES

In December 2003, the Company entered into a definitive agreement to sell its 90 percent ownership of ACCPAC to The Sage Group, plc. (Sage) based on a $110 million aggregate cash price for all the outstanding equity interests of ACCPAC including options and change of control payments for certain ACCPAC officers and managers. ACCPAC specializes in accounting, customer relationship management, human resources, warehouse management, manufacturing, electronic data interchange, and point-of-sale software for small and medium-sized businesses. The sale of ACCPAC was completed in the fourth quarter of fiscal year 2004. Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the assets and liabilities of ACCPAC are recorded at their carrying values and have been classified as a discontinued operation held for sale on the Consolidated Condensed Balance Sheets. Approximately 600 employees were transferred to Sage as part of the transaction. The sale completes the Company’s multi-year effort to exit the business applications market. For the three month period ended June 30, 2003, ACCPAC generated total revenue of $24 million and net income of $0. For the three month period ended June 30, 2002, ACCPAC generated total revenue of $18 million, and a net loss of $1 million.

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

The duplicate facilities and other costs relate to operating leases which expire at various times through 2010, negotiated buyouts of operating lease commitments and other contractual liabilities. The employee costs consist of involuntary termination benefits. The adjustments, which reduced the corresponding liability and related goodwill asset accounts, were recorded when obligations were settled at amounts less than originally estimated. The remaining liability balances are included in “Other current liabilities” on the Consolidated Condensed Balance Sheets.

NOTE C – NEW ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires, among other things, that entities record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. This pronouncement was effective for the Company beginning April 1, 2003. The adoption of this pronouncement did not have a material impact on the Company’s financial statements.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Issue 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of Issue 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003 that are not within the scope of higher level accounting literature, including SOP 97-2. The adoption of Issue 00-21 should not have a material impact on the Company’s financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51 and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. This Interpretation is applicable to the Company in the quarter ending September 30, 2003, for interests acquired in variable interest entities prior to February 1, 2003. This Interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack specified characteristics. The adoption of this Interpretation did not have a material impact on the Company’s financial statements.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2003

In April 2003, the FASB issued SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative. It also clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have an impact on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments as a liability (or as an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company’s financial statements.

Item 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q/A contains certain forward-looking statements and information relating to the Company that are based on the beliefs and assumptions made by management as well as information currently available to management. When used in this document, the words “anticipate,” “believe,” “estimate,” “expect,” and similar expressions, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties, and assumptions, some of which are described below in the section “Risks and Uncertainties.” Should one or more of these risks or uncertainties occur, or should our assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, or expected. We do not intend to update these forward-looking statements except as may be required by law.

FIRST QUARTER UPDATE

–	Beginning this quarter we have adopted the fair value based recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, for all stock-based compensation granted after March 31, 2003. Under the fair value based method, the computed value of granting stock-based compensation is recognized over the vesting period based on the fair value at the date of grant. Compensation expense recorded in the Consolidated Condensed Statements of Operations as a result of our adoption of the fair value based method of recording stock-based compensation using the prospective method of transition was immaterial in the first quarter of fiscal year 2004. Refer to “Accounting for Stock-Based Compensation” in Note A to the Consolidated Condensed Financial Statements for additional information.

–	We achieved profitability of $.01 per diluted share in the first quarter of fiscal year 2004, the first such quarter since adopting our Business Model in October 2000.

–	We received approximately $18 million in net proceeds related to the sale of certain fixed assets, most of which were fully depreciated, which resulted in a pre-tax net gain of $15 million. The net gain was recorded in “Selling, General and Administrative” on the Consolidated Condensed Statements of Operations.

–	Our pre-sales technical and post-sales professional services organizations were combined in April 2003 to form the CA Technology Services organization.

–	In connection with the reorganization of the U.S. channel sales organization and the combination of the pre and post sales technical organizations in April 2003, approximately 450 positions worldwide were eliminated and we recorded a $15 million pre-tax expense related to severance and other termination benefits, the majority of which was paid in the first quarter of fiscal year 2004. This expense was recorded in “Selling, General and Administrative” on the Consolidated Condensed Statements of Operations.

–	We repaid approximately $826 million in debt using existing cash balances.

–	In April 2003, we introduced new and enhanced Unicenter® products designed to help companies succeed in their “on-demand” computing initiatives. The goal of on-demand computing is to allow companies to better use their current IT resources to meet their changing business priorities.

–	Gary J. Fernandes, former EDS Vice Chairman, was elected to our Board of Directors in May 2003.

Item 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

PERFORMANCE INDICATORS

The following is a summary of some of the quantitative performance indicators (as defined below) that may be used to assess our financial results and condition on a continuing operating basis:

	For the Quarter
	Ended June 30,
	2003	2002	Change	Percent Change
	(restated)
	(dollars in millions)
Subscription revenue	$447	$314	$133	42%
Total revenue	786	747	39	5%
Subscription revenue as a percent of total revenue	57%	42%	—	36%
New deferred subscription revenue	$387	$322	$65	20%
Weighted-average license agreement duration in years	2.85	2.75	.10	4%
Cash from continuing operations	$169	$199	$(30)	(15%)
Income (loss) from continuing operations, net of tax	8	(64)	72	NM

	June 30,	March 31,
	2003	2003	Change	Percent Change
Total debt	$2,300	$3,126	$(826)	(26%)

NM – not meaningful

Definitions of performance indicators are as follows:

Subscription Revenue — Subscription revenue is the ratable revenue recognized in a period from amounts previously recorded as deferred subscription revenue. Subscription revenue also includes revenue earned from monthly licenses. The larger the ratio of subscription revenue to total revenue, the more predictable our revenue streams become. If weighted-average life is held constant, a change in subscription revenue will correlate with a change in deferred subscription revenue. Therefore, since we expect an increase in deferred subscription revenue for the remainder of fiscal year 2004, we also expect subscription revenue to continue to increase for that period.

Total Revenue — Total revenue is the sum of all revenue line items. Although subscription revenue continues to increase, certain other revenue line items in our Consolidated Condensed Statements of Operations are decreasing. As we noted in our previous filings, these decreases were generally expected. We expected decreases in “Maintenance” and “Financing fees,” as described in further detail below. “Software fees and other” and “Professional services” decreased as well. For a more complete description of the reasons for changes in each revenue item, refer to the Results of Operations section.

New Deferred Subscription Revenue — New deferred subscription revenue represents the total undiscounted incremental value (license agreement value) of all new software licenses sold in the current period by our direct sales force. New deferred subscription revenue excludes the value associated with maintenance only agreements as well as professional service arrangements. New deferred subscription revenue is what we expect to collect from our customers. This amount is recorded into subscription revenue evenly on a monthly basis over the applicable software license term. These license agreements represent binding payment commitments from customers over periods generally up to three years.

Item 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
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

Weighted-Average License Agreement Duration in Years — The weighted-average license agreement duration in years represents the sum of the duration of all software licenses executed during a period, weighted by each individual software license’s contract value. We believe license agreement durations averaging approximately three years, which is lower than the historical duration of our contracts, increase the value customers receive from our software licenses by giving them the flexibility to vary their software mix as their needs change. We also believe this flexibility improves our customer relationships and encourages us to be more accountable to each of our customers, which in turn may lead to increased future sales opportunities.

Cash From Continuing Operations — Cash from operations shown on our Consolidated Condensed Statements of Cash Flows represents the excess of cash collected from billings to our customers over cash paid for expenses to run our business. This amount represents what is available to pay for equipment, technology, and other investing activities, to repay debt, pay dividends, buy back stock, or for other financing purposes. We believe this is an important performance indicator since cash generation over the long term is essential to maintaining a healthy business and providing funds to help fuel growth. We believe generating consistent cash from operations is an indication that we are achieving a high level of customer satisfaction with our products and are appropriately managing our expenses. Cash paid for income taxes for the quarter ended June 30, 2003 increased $64 million from the prior year comparable quarter. Cash paid for interest for the quarter ended June 30, 2003 decreased $20 million from the prior year comparable quarter.

Income (Loss) from Continuing Operations, Net of Tax — Under our Business Model, revenue is generally deferred and recognized evenly on a monthly basis, whereas under the prior business model, license revenue was generally recognized up-front. However, costs continue to be recorded as expenses as they are incurred. As a result, until this quarter, we have experienced net losses in each quarter since the transition to our Business Model. Included in this quarter’s income from continuing operations is a $15 million pre-tax gain on the sale of certain fixed assets. Also included in this quarter’s income from continuing operations is a $15 million pre-tax expense related to severance and other termination benefits in connection with the reorganization of the U.S. channel sales organization and the combination of the pre and post sales technical organizations.

Total Debt — Total debt includes the current and long term portions of our debt obligations. We have made a strategic decision to reduce our overall debt level and have achieved our current fiscal year objective of an $826 million reduction during the first quarter of fiscal year 2004.

Refer to the discussion of our Results of Operations, Liquidity and Capital Resources, and Risk Factors herein and the Notes to the Consolidated Condensed Financial Statements for further description of the items discussed in this section.

RESULTS OF OPERATIONS

This Form 10-Q/A reflects adjustments to revenue associated with a correction in the method of accounting for subscription revenue associated with Business Model contracts that replaced existing Business Model contracts and other miscellaneous minor adjustments. Previously, the remaining deferred subscription revenue balance associated with the contract that was being replaced was amortized over the term of the original contract. In accordance with SOP 97-2, “Software Revenue Recognition“, the correct, and revised, method amortizes the remaining deferred subscription revenue balance over the term of the new contract. The adjustments decreased revenue by $3 million and income taxes by $1 million for the three month period ended June 30, 2003 and increased deferred subscription revenue by approximately $2 million at June 30, 2003.

Item 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following table presents the percentage of total revenue and the percentage of period over period dollar change for the line items in our Consolidated Condensed Statements of Operations for the three months ended June 30, 2003 and 2002. These comparisons of financial results are not necessarily indicative of future results.

	For the Three Months
	Ended June 30,
			Percentage
	Percentage of		of
	Total		Dollar
	Revenue		Change
			2003/
	2003	2002	2002
	(restated)
Revenue
Subscription revenue	57%	42%	42%
Software fees and other	9%	12%	(22%)
Maintenance	20%	26%	(19%)
Financing fees	7%	12%	(37%)
Professional services	8%	9%	(9%)
Total revenue	100%	100%	5%
Expenses
Amortization of capitalized software costs	15%	16%	(2%)
Cost of professional services	7%	8%	(7%)
Selling, general and administrative	41%	50%	(12%)
Product development and enhancements	21%	21%	1%
Commissions and royalties	7%	8%	(12%)
Depreciation and amortization of other intangibles	4%	4%	0%
Total operating expenses	95%	107%	(7%)
Interest expense, net	4%	6%	(31%)

NM – Not Meaningful

Note: amounts may not add due to rounding

Revenue:

Total Revenue

Total revenue for the quarter ended June 30, 2003 increased $39 million, or 5%, from the prior year comparable quarter to $786 million. This increase was primarily due to the transition to our Business Model that began in the third quarter of fiscal year 2001. This transition resulted in an increase in subscription revenue from the prior year comparable period, partially offset by an expected decrease in maintenance and financing fees, as described below. Professional services and software fees and other revenue decreased for the first quarter as described below. In addition, there was a positive impact to revenue of $39 million compared to the prior fiscal year quarter due to fluctuations in foreign currency exchange rates, primarily associated with the strengthening of both the Euro and the British Pound versus the U.S. dollar. This foreign exchange rate impact was partially

Item 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

offset by the impact of the sale of our banking products group in October 2002, which had contributed $5 million of revenue in the first quarter of fiscal year 2003. Cautious capital spending by many of our existing and potential customers associated with weak conditions in the overall economy and the IT industry adversely impacted revenue in the first quarter of fiscal year 2004.

Subscription Revenue

Subscription revenue for the quarter ended June 30, 2003 increased $133 million, or 42%, from the comparable prior year quarter to $447 million. Subscription revenue represents the ratable portion of revenue recognized during the quarter on software license agreements executed under our Business Model. The increase is primarily due to the transition to our Business Model in the third quarter of fiscal year 2001. The three month period ended June 30, 2003 included subscription revenue earned from licenses that were completed during the past 12 months, which did not contribute to the prior fiscal quarter’s revenue. For the quarters ended June 30, 2003 and 2002, we added new deferred subscription revenue of $387 million and $322 million, respectively. The approximate duration of licenses executed under our Business Model in the quarters ended June 30, 2003 and 2002 had a weighted-average of 2.85 years and 2.75 years, respectively. Annualized deferred subscription revenue represents the total value of all new software license agreements signed during a period divided by the weighted-average duration of all such license agreements recorded during the same period. Annualized deferred subscription revenue increased approximately $19 million, or 16%, for the quarter ended June 30, 2003 over the comparable prior year quarter to $136 million.

Software Fees and Other

Software fees and other primarily consists of royalties and revenue related to distribution and original equipment manufacturer (OEM) partners. Revenue related to distribution partners and OEM’s is sometimes referred to as our “indirect” or “channel” business. Such revenue decreased during the first quarter by $19 million, or 22%, from the comparable prior year quarter to $67 million. The decrease was primarily due to a difficult economic and competitive environment and associated pricing pressures as well as our focus on the reorganization of our channel business. The quantification of the impact each of these factors had on the decrease in software fees and other revenue is not readily determinable.

Maintenance

As expected, maintenance revenue for the quarter ended June 30, 2003 decreased $37 million, or 19%, to $159 million from the quarter ended June 30, 2002. This decrease in maintenance revenue is attributable to additional license agreements signed under our Business Model, where maintenance revenue, bundled along with license revenue, is reported in “Subscription revenue” on the Consolidated Condensed Statements of Operations. The combined maintenance and license revenue on these types of license agreements is recognized on a monthly basis ratably over the term of the agreement. The decrease is partially offset by new maintenance revenue earned from customers who elect optional maintenance at the expiration of their non-term-based license agreements. The quantification of the impact each of these factors had on the decrease in maintenance revenue is not readily determinable.

Financing Fees

Financing fees result from the discounting to present value of product sales with extended payment terms under our prior business model, which required up-front revenue recognition. This discount initially reduced the related installment accounts receivable, and was referred to as “unamortized discounts.” The related unamortized discount is amortized over the life of the applicable license agreement and is reported as financing fees. Under our Business Model, additional unamortized discounts are no longer recorded, since we no longer recognize the present value of license revenue when license agreements are signed. As expected, for the quarter ended June 30, 2003, these fees decreased $32 million, or 37%, from the comparable prior year quarter to $54 million.

Item 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
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

	Three Months Ended
	June 30,
	(dollars in millions)
	2003	2002	Change
	(restated)
North American	$461	$473	(3%)
International	325	274	19%

	$786	$747	5%

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

Costs and Expenses:

Amortization of Capitalized Software Costs

Amortization of capitalized software costs consists of the amortization of both purchased software and capitalized internally generated software development costs. Internally generated capitalized software costs are related to new products and significant enhancements to existing software products that have reached the technological feasibility stage. Amortization of capitalized software costs for the quarter ended June 30, 2003 decreased $2 million, or 2%, from the comparable prior year quarter to $116 million. This decrease was due primarily to certain purchased software assets becoming fully amortized.

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

Item 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Selling, General and Administrative (SG&A)

SG&A expenses for the three month period ended June 30, 2003 decreased $46 million, or 12%, from the comparable prior year quarter to $325 million. The decrease was partially attributable to lower bad debt expense of $31 million as a result of a declining installment accounts receivable balance related to the prior business model. Our continued emphasis on overall cost control measures also contributed to the SG&A decrease in the first quarter of fiscal year 2004. During the first quarter of fiscal year 2004 we recorded a $15 million pre-tax net gain on the sale of certain fixed assets. In addition, we recorded a $15 million pre-tax expense for severance and other termination benefits in connection with the reorganization of the U.S. channel sales organization and the creation of CA Technology Services in April 2003.

Product Development and Enhancements

For the three month period ended June 30, 2003, product development and enhancement expenditures, also referred to as research and development, increased $2 million, or 1%, from the comparable prior year quarter to $162 million. In addition, as a percentage of operating expenses, net research and development expenditures increased to approximately 22% in the current fiscal year quarter from approximately 20% in the prior fiscal year comparable quarter. This increase resulted from our continued focus on and investment in product development and enhancements for emerging technologies such as wireless, web services and on-demand computing, as well as a broadening of our enterprise product offerings, while other operating expenses declined.

Commissions and Royalties

Commissions and royalties for the first quarter of fiscal year 2004 decreased $7 million, or 12%, from the comparable prior year quarter to $52 million. This decrease was primarily due to a $3 million reduction in royalties to third parties as we continue to invest internally on product development and enhancements.

Depreciation and Amortization of Other Intangibles

Depreciation and amortization of other intangible assets for the first quarter of fiscal year 2004 totaled $33 million and remained consistent with the prior fiscal year first quarter.

Net Interest Expense

Net interest expense for the first quarter of fiscal year 2004 decreased $14 million, or 31%, as compared to the prior fiscal year first quarter to $31 million. Of the change, $10 million was due to the decrease in average debt outstanding and $4 million was due to the decrease in the weighted-average interest rate.

Operating Margins:

For the first quarter of fiscal year 2004, our pre-tax income from continuing operations was $12 million as compared to a pre-tax loss from continuing operations of $98 million in the prior year comparable quarter. The achievement of pre-tax income from continuing operations in the quarter ended June 30, 2003 was related to an increase in revenue of $39 million and a reduction in expenses of $71 million as described in the Results of Operations section above.

Our effective tax rate (benefit) from continuing operations was 33% and 35% for the quarters ended June 30, 2003 and 2002, respectively.

OUTLOOK (as originally reported)

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

Item 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
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

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and marketable securities totaled $859 million at June 30, 2003, a decrease of $637 million from the March 31, 2003 balance of $1.496 billion. We used cash on hand and cash from continuing operations to repay approximately $826 million in outstanding debt during the quarter ended June 30, 2003. Additionally, we purchased approximately $4 million in treasury stock in the quarter ended June 30, 2003. Cash generated from continuing operations for the quarters ended June 30, 2003 and 2002 was $169 million and $199 million, respectively. Cash paid for income taxes for the quarter ended June 30, 2003 increased $64 million from the prior year comparable quarter. Cash paid for interest for the quarter ended June 30, 2003 decreased $20 million from the prior year comparable quarter.

As of June 30, 2003 and March 31, 2003, our debt arrangements consisted of the following:

	June 30, 2003		March 31, 2003
	Maximum	Outstanding	Maximum	Outstanding
Debt Arrangements:	Available	Balance	Available	Balance
(in millions)
1999 Revolving Credit Facility	$—	$—	$400	$350
2002 Revolving Credit Facility	460	—	440	—
Commercial Paper	400	—	400	—
6.770% Senior Notes due April 2003	—	—	—	64
6.250% Senior Notes due April 2003	—	—	—	412
6.375% Senior Notes due April 2005	—	825	—	825
5.000% Convertible Senior Notes due March 2007	—	660	—	660
6.500% Senior Notes due April 2008	—	350	—	350
1.625% Convertible Senior Notes due December 2009	—	460	—	460
International line of credit	5	—	3	—
Other	—	5	—	5

Total		$2,300		$3,126

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

Item 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

2002 Revolving Credit Facility

On December 31, 2002, we entered into an unsecured, bank revolving credit facility (the 2002 Revolving Credit Facility). The maximum amount that may be outstanding at any time under the 2002 Revolving Credit Facility is $460 million. The 2002 Revolving Credit Facility expires January 31, 2005, and no amount was drawn as of June 30, 2003. The interest rates on the 2002 Revolving Credit Facility are determined based on a ratings grid, which applies a margin to the prevailing LIBOR. We capitalized the initial transaction fees associated with the 2002 Revolving Credit Facility, which totaled approximately $6 million. We are amortizing these fees over the term of the 2002 Revolving Credit Facility in “Interest expense, net” on the Consolidated Condensed Statements of Operations.

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

Item 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

International Line of Credit

An unsecured and uncommitted multi-currency line of credit is available to meet short-term working capital needs for subsidiaries operating outside the United States. This line totals $5 million, and no amount was drawn under this credit line as of June 30, 2003.

Other Matters

During the first quarter of fiscal year 2004, we received approximately $18 million in proceeds related to the sale of certain fixed assets, most of which were fully depreciated, which resulted in a $15 million pre-tax net gain. The net gain was recorded in “Selling, general and administrative” on the Consolidated Condensed Statements of Operations.

Our senior unsecured notes and bank credit facilities are rated BBB+ and Baa2 by Standard & Poor’s and Moody’s Investors Service, respectively. Our CP program is rated A-2 by Standard & Poor’s and P-2 from Moody’s. Peak borrowings under all debt facilities during the first quarter of fiscal year 2004 totaled approximately $3.126 billion, with a weighted-average interest rate of 4.90%.

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

We recognize revenue pursuant to the requirements of Statement of Position 97-2 “Software Revenue Recognition,” (SOP 97-2) issued by the American Institute of Certified Public Accountants as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” While these statements substantially govern the basis for software licensing revenue recognition, we believe that we exercise appropriate judgment in applying criteria set forth in these SOPs.

Item 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
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

Under our prior business model, maintenance and license fees were generally combined into a single license agreement. The maintenance portion, which was generally optional to the customer, was deferred and amortized into revenue over the initial license agreement term. Many of these license agreements have not reached the end of their initial terms and, therefore, continue to generate maintenance revenue through amortization. This amortization is recorded in “Maintenance” on the Consolidated Condensed Statements of Operations. This maintenance deferral was determined using its fair value based on annual, fixed maintenance renewal rates stated in the agreement. Since we no longer record license agreements under our prior business model, the amount of maintenance deferred as well as the amount of maintenance revenue recognized from such agreements will continue to decrease. For license agreements entered into under our current Business Model, maintenance and license fees continue to be combined; however, the maintenance is no longer optional on an annual basis but rather is inclusive and committed for the entire term. We recognize such combined fees in “Subscription revenue” on the Consolidated Condensed Statements of Operations.

Under both our prior business model and our current Business Model, we record standalone maintenance revenue earned from customers who elect optional maintenance for their non-term-based license agreements. Maintenance revenue from such renewals is recognized over the term of the renewal agreement and is recorded in “Maintenance” on the Consolidated Condensed Statements of Operations.

Revenue recognition from professional service arrangements begins when all four of the SOP 97-2 revenue recognition criteria as discussed above are met and as the services are performed. If it is not probable that a project will be completed or the payment will be received, revenue is deferred until the uncertainty is removed.

Item 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
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

Our standard licensing agreements include a product warranty provision for all products. Such warranties are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies.” The likelihood that we would be required to make refunds to customers under such provisions is considered remote.

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

Accounts Receivable

As detailed in the table included in Note A to the Consolidated Condensed Financial Statements at June 30, 2003, net trade and installment accounts receivable, after accounting for unearned revenue and the allowance for doubtful accounts, was $2.159 billion.

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

A specific receivable is reviewed for impairment when, based on current information and events, we do not expect to collect fully amounts due according to the contractual terms of the receivable agreement. Factors considered in assessing collectibility include a customer’s extended delinquency, requests for restructuring, and filing for bankruptcy. A specific allowance is provided based on the difference between the carrying value of the receivable and the amounts estimated to be collected.

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

Item 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
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

Deferred Tax Assets

When we prepare our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. We record this amount as a provision for our taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” This process requires us to estimate our actual current tax liability in each jurisdiction, estimate differences resulting from differing treatment of items for financial statement purposes versus tax return purposes (known as “temporary differences”), which result in deferred tax assets and liabilities, and assess the likelihood that our deferred tax assets will be recovered from future taxable income. If we believe that recovery is not likely, we establish a valuation allowance. We have recognized, as a deferred tax asset, a portion of the tax benefits connected with losses related to operations that are expected to result in a future tax benefit. This recognition assumes we will be able to generate sufficient future taxable income so that the carryforward of these losses will be realized. The factors that we consider in assessing the likelihood of realization include the forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets. Deferred tax assets are primarily a result of acquisition expenses, such as duplicate facility costs, employee severance and other costs, foreign net operating losses (NOLs), and the recognition of subscription revenue pursuant to our Business Model. The NOLs generally expire between 2004 and 2014. Future results may vary from these estimates. At this time it is not practicable to determine if we will need to increase the valuation allowance or if such future valuations will have a material impact on our financial statements.

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

Item 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Accounting for Stock-Based Compensation

Prior to April 1, 2003, we accounted for our stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations. Effective April 1, 2003, we have adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” We now recognize compensation expense related to all option awards granted after March 31, 2003 in “Selling, General and Administrative” on the Consolidated Condensed Statements of Operations.

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

–	Demand for products and services;

–	Length of sales cycle;

–	Customer implementation of our products;

–	Magnitude of price and product competition;

–	Introduction of new hardware;

–	General economic conditions in countries in which customers do a substantial amount of business;

–	Customer budgets for hardware and software;

–	Ability to develop and introduce new or enhanced versions of our products;

–	Changes in foreign currency exchange rates;

–	Ability to control costs;

–	The size of licensing transactions;

–	Reorganizations of the sales and technical services forces;

–	Litigation, government investigations, and settlement of litigation;

–	Ability to retain and attract qualified personnel; and

–	Reaction of customers to our Business Model.

Any of the foregoing factors, among others, may cause our operating expenses to be disproportionately high or cause our revenue and operating results to fluctuate. As a consequence, our business, financial condition, operating results, and cash flow could be adversely affected.

Item 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The success of our international operations is subject to many factors.

International revenue has historically represented a significant percentage of our total worldwide revenue. Continued success in selling our products outside of the United States will depend on a variety of factors, including:

–	Reorganizations of the sales and technical services forces;

–	Fluctuations in foreign exchange currency rates;

–	Staffing key managerial positions;

–	General economic conditions in foreign countries;

–	Political instability; and

–	Trade restrictions such as tariffs, duties, or other controls affecting foreign operations.

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

IBM, HP, Sun Microsystems, and Microsoft are the largest suppliers of systems and computing software and, in most cases, are the manufacturers of the computer hardware systems used by most of our customers. Historically, these operating system developers have modified or introduced new operating systems, systems software, and computer hardware. Such new products could in the future incorporate features that perform functions currently performed by our products or could require substantial modification of our products to maintain compatibility with these companies’ hardware or software. Although we have to date been able to adapt our products and our business to changes introduced by hardware manufacturers and system software developers, there can be no assurance that we will be able to do so in the future. Failure to adapt our products in a timely manner to such changes or customer decisions to forego the use of our products in favor of those with comparable functionality contained either in the hardware or operating system could have a material adverse effect on our business, financial condition, operating results, and cash flow.

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

Item 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The computer software business is highly competitive.

The market in which we compete is marked by rapid and substantial technological change, the steady emergence of new companies and products, evolving industry standards, and changing customer needs. We compete with many established companies in the markets we serve, and some of these companies may have substantially greater financial, marketing and technological resources, larger distribution capabilities, earlier access to customers, and greater opportunity to address customers’ various information technology requirements than us. We also compete with many smaller, less established companies that may be able to focus more effectively on specific product segments or markets. Historically, we have competed primarily on the basis of our products’ features and performance. As product pricing becomes a more important criterion for our customers, we may experience increased competition from certain, low-price competitors. To remain competitive, we must develop new products and continue to enhance existing products. We may be unsuccessful in our ability to develop new releases or new products that meet the needs of our customers in light of competitive alternatives available in the market. In addition, the introduction of new products or versions of existing products may not meet with customer acceptance or may be delayed. Our inability to bring new products and enhancements to existing products to the market in a timely manner or the failure for these products to achieve market acceptance could have a material adverse effect on our business, financial condition, operating results, and cash flow.

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

Our future success is dependent upon our proprietary technology. We protect our proprietary information through the use of patent, copyright, trademark, trade secret laws, confidentiality procedures, and contractual provisions. Notwithstanding our efforts to protect our proprietary rights, policing unauthorized use or copying of our proprietary information is difficult. Unauthorized use or copying occurs from time to time and litigation to enforce intellectual property rights could result in significant costs and diversion of resources. Moreover, the laws of some foreign jurisdictions do not afford the same degree of protection to our proprietary rights as do the laws of the United States. For example, “shrink-wrap” or “click-on” licenses may be unenforceable in whole or in part in some jurisdictions in which we operate. In addition, patents we have obtained may be circumvented, challenged, invalidated, or designed around by other companies. Our inability to adequately protect our intellectual property for these or other reasons could adversely affect our business, financial condition, operating results, and cash flow.

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

Item 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
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

Our credit ratings could be downgraded.

Moody’s Investors Service, Standard & Poor’s, or any other credit rating agency may downgrade our credit ratings in the future. If our credit ratings are downgraded, we could be required to, among other things, pay additional interest under our credit agreements or other debt. Any such downgrades could also affect our ability to obtain additional financing in the future and will affect the terms of any such financing.

We could be subject to fines, penalties, or other sanctions as a result of a joint inquiry by the SEC and U.S. Attorney’s Office.

As previously reported, we have been cooperating with an ongoing joint inquiry being conducted by the staff of the Northeast Regional Office of the Securities and Exchange Commission and the United States Attorney’s Office for the Eastern District of New York concerning certain of our accounting practices. See Part II, Item 1 “Legal Proceedings” of the Form 10-Q filed with the Securities and Exchange Commission on July 23, 2003 (the “Original Filing”) for additional information. Although we are unable at this point to predict the scope or outcome of this inquiry, it is possible that it could result in the institution of administrative, civil injunctive or criminal proceedings, the imposition of fines and penalties, suspensions or disbarments from government contracts, and/or other remedies and sanctions. The conduct of these proceedings could negatively impact our stock price. In addition, we expect to continue to incur expenses associated with responding to these agencies, regardless of the outcome, and the efforts and attention of our management team may be diverted from normal business operations.

Customer decisions are influenced by general economic conditions.

Our products are designed to improve the productivity and efficiency of our customers’ information processing resources. In a recessionary environment, our products are often a reasonable economic alternative for customers faced with the prospect of incurring expenditures to increase their existing information processing resources. However, a general slowdown in the world economy or a particular region could cause customers to delay or forgo decisions to license new products or upgrades to their existing environments and this could adversely affect our business, financial condition, operating results, and cash flow.

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

Item 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
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

In the past, licensees using proprietary operating systems were furnished with “source code,” which makes the operating system generally understandable to programmers, and “object code,” which directly controls the hardware and other technical documentation. Since the availability of source code facilitated the development of systems and applications software, which must interface with the operating systems, independent software vendors such as us were able to develop and market compatible software. Microsoft, IBM, and other vendors have a policy of restricting the use or availability of the source code for some of their operating systems. To date, this policy has not had a material effect on us. Some companies, however, may adopt more restrictive policies in the future or impose unfavorable terms and conditions for such access. These restrictions may, in the future, result in higher research and development costs for us in connection with the enhancement and modification of our existing products and the development of new products. Although we do not expect that such restrictions will have this adverse effect, there can be no assurances that such restrictions or other restrictions will not have a material adverse effect on our business, financial condition, operating results, and cash flow.

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

Item 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
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

PART II. OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits:

15.1	Accountants’ acknowledgement letter

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

The Registrant furnished a Report on Form 8-K dated May 14, 2003 to report an event under Item 12.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER ASSOCIATES INTERNATIONAL, INC.

Dated: June 14, 2004	By:	/s/ Kenneth D. Cron

Kenneth D. Cron
Interim Chief Executive Officer

Dated: June 14, 2004	By:	/s/ Jeff Clarke

Jeff Clarke
Chief Operating Officer and
Chief Financial Officer

Dated: June 14, 2004	By:	/s/ Douglas E. Robinson

Douglas E. Robinson
Senior Vice President and Controller
Principal Accounting Officer