Form 10-Q/A
period 2003-09-30
COMPUTER ASSOCIATES INTERNATIONAL INC
filed 2004-06-14
CIK 356028

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

EXPLANATORY NOTE

This Form 10-Q/A is being filed for the purpose of amending Items 1 and 2 of Part I and Item 6 of Part II of Form 10-Q to reflect adjustments to revenue for the three and six-month periods ended September 30, 2003. Refer to footnote A for further details regarding the restatement and certain other balance sheet reclassifications as of the periods ending September 30, 2003 and March 31, 2003. The financial statements included in this form 10-Q/A have also been adjusted to reflect the disposition of the Company's subsidiary, ACCPAC International, Inc. (ACCPAC) as a discontinued operation for all periods presented. As a result of the completion of the internal investigation in April 2004 by the Audit Committee of the Board of Directors into accounting practices that were in place prior to the Company’s adoption of its Business Model in October 2000, our independent registered public accounting firm was able to complete their review under Statement of Auditing Standards No. 100, “Interim Financial Information” (SAS 100) of the unaudited Consolidated Condensed Financial Statements for the quarterly periods ended September 30, 2003 and December 31, 2003. Based on the completion of their review, our independent registered public accounting firm issued their independent registered public accounting firm’s SAS 100 review report, which is included herein.

All information in this Form 10-Q/A is as of September 30, 2003 and does not reflect any subsequent information or events other than the restatement of revenue, balance sheet reclassifications, and the classification of ACCPAC as a discontinued operation. Refer to the Company’s Form 10-K for the fiscal year ended March 31, 2004, filed contemporaneously with this Form 10-Q/A, and our other filings with the Securities and Exchange Commission, for an update on the government investigation and other matters.

Except as described above, all other Items of the original filing made on October 22, 2003 are unaffected by the changes described above and have not been repeated in this Amendment.

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

We have reviewed the accompanying consolidated condensed balance sheet of Computer Associates International, Inc. and subsidiaries as of September 30, 2003, and the related consolidated condensed statements of operations for the three and six month periods ended September 30, 2003 and 2002, and the related consolidated condensed statement of cash flows for the six month periods ended September 30, 2003 and 2002. These consolidated condensed financial statements are the responsibility of the Company’s management.

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

As discussed in Note A to the consolidated condensed financial statements, the Company has restated the consolidated condensed balance sheet at September 30, 2003, and the related consolidated condensed statements of operations and cash flows for the periods then ended.

/s/ KPMG LLP

New York, New York
June 7, 2004

Item 1:

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)
(in millions)

	September 30,	March 31,
	2003	2003
	(restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$880	$1,405
Marketable securities	96	91
Trade and installment accounts receivable, net	936	1,079
Deferred income taxes	186	287
Other current assets	82	117
Assets of discontinued operation	54	66

TOTAL CURRENT ASSETS	2,234	3,045
Installment accounts receivable, due after one year, net	1,073	1,299
Property and equipment, net	643	662
Purchased software products, net	1,239	1,416
Goodwill, net	4,403	4,400
Other noncurrent assets, net	416	439

TOTAL ASSETS	$10,008	$11,261

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Loans payable and current portion of long-term debt	$2	$828
Deferred subscription revenue (collected) — current	842	923
Other current liabilities	1,132	1,213
Liabilities of discontinued operation	54	65

TOTAL CURRENT LIABILITIES	2,030	3,029
Long-term debt, net of current portion	2,298	2,298
Deferred income taxes	851	1,047
Deferred subscription revenue (collected) — noncurrent	213	173
Deferred maintenance revenue	249	324
Other noncurrent liabilities	29	27

TOTAL LIABILITIES	5,670	6,898
Stockholders’ equity	4,338	4,363

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,008	$11,261

See Notes to the Consolidated Condensed Financial Statements.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except per share amounts)

	For the Three		For the Six
	Months Ended		Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
	(restated)		(restated)
REVENUE
Subscription revenue	$473	$343	$920	$657
Software fees and other	75	85	142	171
Maintenance	151	186	310	382
Financing fees	49	77	103	163
Professional services	55	60	114	125

TOTAL REVENUE	803	751	1,589	1,498
EXPENSES
Amortization of capitalized software costs	117	117	233	235
Cost of professional services	52	59	107	118
Selling, general and administrative	317	333	638	673
Product development and enhancements	165	160	327	320
Commissions and royalties	55	58	107	117
Depreciation and amortization of other intangibles	34	35	67	68
Other gains/expenses, net	20	28	24	59
Shareholder litigation settlement	150	—	150	—

TOTAL EXPENSES BEFORE INTEREST AND TAXES	910	790	1,653	1,590
Loss from continuing operations before interest and taxes	(107)	(39)	(64)	(92)
Interest expense, net	29	41	60	86

Loss from continuing operations before income taxes	(136)	(80)	(124)	(178)
Income taxes (benefit)	(46)	(27)	(42)	(61)

LOSS FROM CONTINUING OPERATIONS	(90)	(53)	(82)	(117)
Income from discontinued operation, net of income taxes	—	1	—	—

NET LOSS	$(90)	$(52)	$(82)	$(117)

BASIC LOSS PER SHARE
Loss from continuing operations	$(.16)	$(.09)	$(.14)	$(.20)
Income from discontinued operation	.00	.00	.00	.00

Net loss	$(.16)	$(.09)	$(.14)	$(.20)

Basic weighted-average shares used in computation	579	573	579	576
DILUTED LOSS PER SHARE

	For the Three		For the Six
	Months Ended		Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
	(restated)		(restated)
Loss from continuing operations	$(.16)	$(.09)	$(.14)	$(.20)
Income from discontinued operation	.00	.00	.00	.00

Net loss	$(.16)	$(.09)	$(.14)	$(.20)

Diluted weighted-average shares used in computation	579	573	579	576

See Notes to the Consolidated Condensed Financial Statements.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	For the Six Months
	Ended September 30,
	2003	2002
	(restated)
OPERATING ACTIVITIES:
Net loss	$(82)	$(117)
Income from discontinued operation, net of tax	—	—

Loss from continuing operations	(82)	(117)
Adjustments to reconcile loss from continuing operations to net cash provided by continuing operating activities:
Depreciation and amortization	300	303
Provision for deferred income taxes	(104)	(111)
Compensation expense related to stock and pension plans	24	26
Decrease in noncurrent installment accounts receivable, net	223	188
Increase (decrease) in deferred subscription revenue (collected) — noncurrent	35	(42)
Decrease in deferred maintenance revenue	(83)	(128)
Decrease in trade and current installment accounts receivable, net	196	433
Decrease in deferred subscription revenue (collected) — current	(111)	(38)
(Gain) loss on sale of assets, net	(18)	2
Gain on early retirement of debt	—	(3)
Changes in other operating assets and liabilities, excluding effects of acquisitions and divestitures	(27)	(108)

NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES	353	405
INVESTING ACTIVITIES:
Acquisitions of purchased software	(35)	(11)
Settlements of purchase accounting liabilities	(11)	(19)
Purchases of property and equipment, net	(15)	(9)
Proceeds from divestiture of assets	18	12
Purchases of marketable securities, net	(4)	(5)
Increase in capitalized software development costs and other	(20)	(20)

NET CASH USED IN CONTINUING INVESTING ACTIVITIES	(67)	(52)
FINANCING ACTIVITIES:
Debt repayments, net	(826)	(694)
Dividends paid	(23)	(23)
Exercises of common stock options and other	11	10
Purchases of treasury stock	(6)	(63)

	For the Six Months
	Ended September 30,
	2003	2002
	(restated)
NET CASH USED IN CONTINUING FINANCING ACTIVITIES	(844)	(770)
DECREASE IN CASH AND CASH EQUIVALENTS BEFORE EFFECT OF EXCHANGE RATE CHANGES ON CASH	(558)	(417)
Effect of exchange rate changes on cash and cash equivalents	33	18

DECREASE IN CASH AND CASH EQUIVALENTS	(525)	(399)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,405	1,072

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$880	$673

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

Operating results for the three and six months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004. For further information, refer to the Consolidated Condensed Financial Statements and notes thereto included in the Annual Report on Form 10-K (Form 10-K) relating to Computer Associates International, Inc. and subsidiaries (the Company) for the fiscal year ended March 31, 2003.

Basis of Revenue Recognition: The Company derives revenue from licensing software products, providing customer technical support and providing professional services. The Company licenses to customers the right to use its software products pursuant to software license agreements. Since the Company recognizes subscription revenue from software license agreements evenly or ratably over the applicable license agreement term, the timing and amount of such revenue recognized during an accounting period is determined by the duration and license agreement value reflected in each software license agreement. Revenue from transactions completed through the Company’s distributor, reseller and original equipment manufacturer partners is generally recognized when these partners sell the software products to their customers. This is commonly referred to as the sell-through method. For a detailed description of the Company’s revenue recognition policy, refer to Note 1 to the Consolidated Financial Statements in the Form 10-K for fiscal year 2003.

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

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003

Restatement of Revenue: This Form 10-Q/A reflects adjustments to revenue associated with a correction in the method of accounting for subscription revenue associated with Business Model contracts that replaced existing Business Model contracts and other miscellaneous minor adjustments. Previously, the remaining deferred subscription revenue balance associated with the contract that was being replaced was amortized over the term of the original contract. In accordance with SOP 97-2, “Software Revenue Recognition”, the correct, and revised, method amortizes the remaining deferred subscription revenue balance over the term of the new contract. The adjustments decreased revenue by $5 million and $8 million, and income taxes by $2 million and $3 million, for the three and six month periods ended September 30, 2003, respectively. These adjustments also increased deferred subscription revenue by approximately $7 million at September 30, 2003. The impact of these adjustments are as follows:

	For the Three Months		For the Six Months
	Ended September 30, 2003		Ended September 30, 2003
	Previously		Previously
	Reported(1)	Restated	Reported(1)	Restated
	(in millions, except per share amounts)
Revenue	$808	$803	$1,597	$1,589
Loss from continuing operations	(87)	(90)	(77)	(82)
Basic loss from continuing operations per share	(0.15)	(0.16)	(0.13)	(0.14)
Diluted loss from continuing operations per share	(0.15)	(0.16)	(0.13)	(0.14)

(1) Excludes operating results of ACCPAC

NOTE B – COMPREHENSIVE LOSS

Comprehensive loss includes unrealized gains (losses) on the Company’s available-for-sale securities and foreign currency translation adjustments. The components of comprehensive loss, net of related tax, for the three and six month periods ended September 30, 2003 and 2002 are as follows:

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002
	(restated)		(restated)
		(in millions)
Net loss	$(90)	$(52)	$(82)	$(117)
Unrealized gains (losses) on marketable securities, net of tax	(1)	(3)	1	(3)
Foreign currency translation adjustment	10	4	48	92

Total comprehensive loss	$(81)	$(51)	$(33)	$(28)

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003

NOTE C – LOSS PER SHARE FROM CONTINUING OPERATIONS

Basic loss per share and diluted loss per share are computed by dividing loss from continuing operations by the weighted-average number of common shares outstanding for the period.

	For the Three		For the Six
	Months Ended		Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
	(restated)		(restated)
	(in millions, except per share amounts)
Loss from continuing operations(1)	$(90)	$(53)	$(82)	$(117)

Diluted Loss Per Share from Continuing Operations
Weighted-average shares outstanding and common share equivalents(2)	579	573	579	576
Diluted loss per share from continuing operations	$(.16)	$(.09)	$(.14)	$(.20)

Diluted Share Computation
Weighted-average common shares outstanding	579	573	579	576
Weighted-average Convertible Senior Note shares outstanding	–	–	–	–
Weighted-average stock options outstanding, net	–	–	–	–
Weighted-average shareholder settlement shares (see Note I)	–	–	–	–

Weighted-average shares outstanding and common share equivalents(2)	579	573	579	576

(1)	If the three and six month periods ended September 30, 2003 and 2002 had resulted in income from continuing operations and had the common share equivalents for the Convertible Senior Notes (27 million shares) issued in March 2002 and the 1.625% Convertible Senior Note (23 million shares) issued in December 2002 (collectively, the Notes) been dilutive, interest expense related to the Notes would have been added back to income from continuing operations to calculate diluted earnings per share from continuing operations. The related interest expense, net of tax, for the three and six month periods ended September 30, 2003 totaled approximately $6 million and $13 million, respectively, and for the three and six month periods ended September 30, 2002 totaled approximately $6 million and $11 million, respectively.

(2)	Common share equivalents (the Notes, stock options and shareholder settlement shares) are not included since their effect would be antidilutive. If the three and six month periods ended September 30, 2003 and 2002 had resulted in income from continuing operations and had the common share equivalents for the Notes been dilutive, the common share equivalents would have been added to the weighted-average common shares outstanding to calculate diluted earnings per share from continuing operations. The weighted-average shares outstanding and common share equivalents for the three and six month periods ended September 30, 2003 would have been 639 million and 635 million, respectively, and for the three and six month periods ended September 30, 2002 would have been 603 million and 606 million, respectively.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003

NOTE D – ACCOUNTING FOR STOCK BASED COMPENSATION

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

Under the prospective method, the Company recognizes compensation expense related to all stock awards granted after March 31, 2003 in the Consolidated Condensed Statements of Operations. The following table illustrates the pro forma effect on net loss and basic and dilutive loss per share as if the fair value method had been applied to all stock-based employee compensation in each period:

	For the Three		For the Six
	Months Ended		Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
	(restated)		(restated)
	(in millions, except per share amounts)
Net loss, as reported	$(90)	$(52)	$(82)	$(117)
Add:
Stock-based employee compensation expense included in net loss, net of tax	2	1	3	1
Deduct:
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(23)	(26)	(46)	(49)

Pro forma net loss	$(111)	$(77)	$(125)	$(165)

Basic loss per share
As reported	$(.16)	$(.09)	$(.14)	$(.20)
Pro forma	(.19)	(.13)	(.22)	(.29)
Diluted loss per share
As reported	$(.16)	$(.09)	$(.14)	$(.20)
Pro forma	(.19)	(.13)	(.22)	(.29)

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

NOTE E – ACCOUNTS RECEIVABLE

Net trade and installment accounts receivable consist of the following:

	September 30,	March 31,
	2003	2003
	(in millions)
Current:
Billed accounts receivable	$487	$809
Unbilled amounts due within the next 12 months— Business Model	1,350	1,284
Unbilled amounts due within the next 12 months— prior business model	983	1,020
Less: Allowance for doubtful accounts	(145)	(159)

Net amounts expected to be collected	2,675	2,954
Less: Unearned revenue— current	(1,739)	(1,875)

Net trade and installment accounts receivable— current	$936	$1,079

Noncurrent:
Unbilled amounts due beyond the next 12 months— Business Model	$1,277	$1,210
Unbilled amounts due beyond the next 12 months— prior business model	1,467	1,807
Less: Allowance for doubtful accounts	(69)	(85)

Net amounts expected to be collected	2,675	2,932
Less: Unearned revenue— noncurrent	(1,602)	(1,633)

Net installment accounts receivable— noncurrent	$1,073	$1,299

The components of unearned revenue consist of the following:

	September 30,	March 31,
	2003	2003
	(in millions)
Current:
Unamortized discounts	$147	$185
Unearned maintenance	149	189
Deferred subscription revenue	924	688
Noncurrent deferred subscription revenue (uncollected) associated with unbilled amounts due within the next 12 months	494	780
Unearned professional services	25	33

	$1,739	$1,875

Noncurrent:
Unamortized discounts	$190	$250
Unearned maintenance	135	173
Deferred subscription revenue	1,277	1,210

	$1,602	$1,633

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003

NOTE F – IDENTIFIED INTANGIBLE ASSETS

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

	At September 30, 2003
	Gross	Accumulated	Net
	Assets	Amortization	Assets
		(in millions)
Capitalized software:
Purchased	$4,519	$3,280	$1,239
Internally developed	412	276	136
Other	370	155	215

Total	$5,301	$3,711	$1,590

	At March 31, 2003
	Gross	Accumulated	Net
	Assets	Amortization	Assets
		(in millions)
Capitalized software:
Purchased	$4,481	$3,065	$1,416
Internally developed	392	257	135
Other	370	136	234

Total	$5,243	$3,458	$1,785

For the second quarters of fiscal years 2004 and 2003, amortization of capitalized software costs was $117 million. Amortization of other identified intangible assets was $9 million in the second quarters of fiscal years 2004 and 2003.

For the first six months of fiscal years 2004 and 2003, amortization of capitalized software costs was $233 million and $235 million, respectively, and amortization of other identified intangible assets was $19 million in each period.

Based on the identified intangible assets recorded through September 30, 2003, annual amortization expense is expected to be as follows:

	Year Ended March 31,
	2004	2005	2006	2007	2008	2009
			(in millions)
Capitalized software:
Purchased	$422	$394	$369	$256	$7	$1
Internally developed	40	40	32	24	14	5
Other	42	42	39	23	23	23

Total	$504	$476	$440	$303	$44	$29

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003

NOTE G – RECLASSIFICATIONS

Gains and losses attributable to sales of fixed assets, foreign currency exchange rate fluctuations, and certain other infrequent events have been reclassified from “Selling, general & administrative” to “Other gains/expenses” on the Consolidated Condensed Statements of Operations. The components of “Other gains/expenses” are as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
		(in millions)
(Gain)/loss attributable to sale of fixed assets	$—	$2	$(18)	$2
Expenses attributable to fluctuations in foreign currency exchange rates	—	14	14	45
Expenses attributable to legal settlements	20	2	28	2
Payment to Ranger Governance Ltd.	—	10	—	10

	$20	$28	$24	$59

Approximately $14 million of deferred revenue at March 31, 2003 related to the Company’s indirect business (distributors, resellers, and value-added resellers) has been reclassified to “Billed accounts receivable” from “Allowance for doubtful accounts” within Note E to the Consolidated Condensed Financial Statements to conform to the September 30, 2003 presentation. As a result of this reclassification, the Company reclassified $5 million of deferred income taxes at March 31, 2003, from deferred income taxes—current, to deferred income taxes — noncurrent, on the Consolidated Balance Sheets.

Approximately $72 million of deferred tax assets at March 31, 2003 has been reclassified from “Other noncurrent assets” to “Deferred income taxes” on the Consolidated Condensed Balance Sheets to conform to the September 30, 2003 presentation.

Approximately $18 million of a noncurrent reserve at March 31, 2003 has been reclassified from “Other noncurrent assets” to “Other current liabilities” on the Consolidated Balance Sheets to conform to the September 30, 2003 presentation.

Approximately $494 million and $780 million of noncurrent deferred subscription revenue (uncollected) associated with amounts due from customers within the next 12 months at September 30, 2003 and March 31, 2003, respectively, have been reclassified from “unearned revenue — noncurrent” (a component of net installment accounts receivable — noncurrent) to “unearned revenue — current” (a component of net trade and installment accounts receivable — current) on the Consolidated Balance Sheet and within Note A. As a result of this reclassification, the Company reclassified $185 million and $291 million of a deferred tax liability at September 30, 2003 and March 31, 2003, respectively, from deferred income taxes — current to deferred income taxes — noncurrent, on the Consolidated Balance Sheets.

Upon adoption of SFAS No. 142, assembled workforce no longer met the definition of an identifiable intangible asset. As a result, the noncurrent deferred tax liability of $35 million at both September 30, 2003 and March 31, 2003 associated with the assembled workforce asset was eliminated through a reduction in the carrying amount of goodwill.

Approximately $21 million and $16 million of certain unclaimed funds at September 30, 2003 and March 31, 2003, respectively, have been reclassified from “Allowance for doubtful accounts” (a component of net trade and installment accounts receivable — current) to “Other current liabilities” on the Consolidated Balance Sheets. As a result of this reclassification, the Company reclassified $8 million and $6 million of deferred income taxes at September 30, 2003 and March 31, 2003, respectively, from deferred income taxes — current, to deferred income taxes — noncurrent, on the Consolidated Balance Sheets.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003

Approximately $9 million and $8 million of certain international pension liabilities at September 30, 2003 and March 31, 2003, respectively, have been reclassified from “Other current liabilities” to “Other noncurrent liabilities” on the Consolidated Balance Sheets.

NOTE H – ACQUISITIONS AND DIVESTITURES

In December 2003, the Company entered into a definitive agreement to sell its 90 percent ownership of ACCPAC to The Sage Group, plc. (Sage) based on a $110 million aggregate cash price for all the outstanding equity interests of ACCPAC including options and change of control payments for certain officers and managers. ACCPAC specializes in accounting, customer relationship management, human resources, warehouse management, manufacturing, electronic data interchange, and point-of-sale software for small and medium-sized businesses. The sale of ACCPAC was completed in the fourth quarter of fiscal year 2004. Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the assets and liabilities of ACCPAC are recorded at their carrying values and have been classified as a discontinued operation held for sale on the Consolidated Condensed Balance Sheets. Approximately 600 employees were transferred to Sage as part of the transaction. The sale completes the Company’s multi-year effort to exit the business applications market. For the three and six month periods ended September 30, 2003, ACCPAC generated total revenue of $25 million and $49 million, respectively and there was no net income for either period. For the three and six month periods ended September 30, 2002, ACCPAC generated total revenue of $21 million and $39 million, respectively. ACCPAC had net income of $1 million for the three months ended September 30, 2002 and had no net income for the six month period ended September 30, 2002.

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

NOTE I – SHAREHOLDER LITIGATION SETTLEMENT

In August 2003, the Company announced plans to settle all outstanding litigation related to past accounting issues. Included in the settlement are both shareholder and ERISA (Employee Retirement Income Security Act of 1974, as amended) class-action suits and related derivative litigation. As part of the settlement and upon approval by the United States District Court for the Eastern District of New York, the Company will issue to the shareholder classes a total of up to 5.7 million shares (settlement shares) of the Company’s common stock. If the Company’s share price is below $23.43 at the time of distribution of the settlement shares, up to 2.2 million of the 5.7 million shares would be payable in cash at that price – or a maximum of $51.546 million in cash. In that case, the stock portion of the settlement would be reduced to no less than 3.5 million shares. On August 22, 2003, the Company established an initial estimate for the value of the shareholder litigation settlement of approximately $144 million. The estimated value was based on the Company’s NYSE closing share price of $25.00 on that date and certain administrative costs associated with the settlement. The Company updated the estimated value of the settlement based on the Company’s NYSE closing share price of $26.11 as of September 30, 2003. The estimated value of the settlement as of September 30, 2003 was $150 million and the related liability was reflected in “Other current liabilities” on the Consolidated Condensed Balance Sheets. Until the settlement shares are issued, the projected impact will be reviewed quarterly and the expense adjusted accordingly. Refer to Part II, Item 1. “Legal Proceedings” of the Form 10-Q filed with the Securities and Exchange Commission on October 22, 2003 (the “Original Filing”) for additional information.

NOTE J – RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Issue 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of Issue 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003 but do not supersede existing authoritative guidance, including SOP 97-2. The adoption of Issue 00-21 did not have an impact on the Company’s financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51 and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. This Interpretation is applicable to the Company in the quarter ending December 31, 2003, for interests acquired in variable interest entities prior to February 1, 2003. This Interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack specified characteristics. The adoption of this Interpretation will not have a material impact on the Company’s financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003

investment meets the characteristic of a derivative. It also clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and did not have an impact on the Company’s financial statements.

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

NOTE K – SUBSEQUENT EVENT

On October 8, 2003, the Company announced actions that were taken in response to the preliminary results of an independent inquiry being conducted by the Audit Committee of the Board of Directors.

As previously reported, the Company has been responding to a joint investigation by the United States Attorney’s Office for the Eastern District of New York and the Northeast Regional Office of the Securities and Exchange Commission. The investigation concerns accounting practices that were in place prior to the Company’s adoption of its Business Model in October 2000.

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

Following the Audit Committee’s report and at its recommendation, the Company asked for and received the resignations of three executives who oversaw the relevant financial operations during the period in question, including the Company’s Chief Financial Officer (CFO). The Company is currently conducting an external search for a new CFO. In the interim, Douglas E. Robinson, Senior Vice President, Finance, will serve as CFO.

The Audit Committee’s continuing review will include an examination of whether restatement of prior period financial statements is required under GAAP.

Item 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q/A contains certain forward-looking statements and information relating to the Company that are based on the beliefs and assumptions made by management as well as information currently available to management. When used in this document, the words “anticipate,” “believe,” “estimate,” “expect,” and similar expressions, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties, and assumptions, some of which are described below in the section “Risk Factors.” Should one or more of these risks or uncertainties occur, or should our assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, or expected. We do not intend to update these forward-looking statements except as may be required by law.

QUARTERLY UPDATE

–	In August 2003, we announced plans to settle all outstanding litigation related to past accounting issues. Included in the settlement are both shareholder and ERISA class-action suits and related derivative litigation. As part of the settlement and upon approval by the United States District Court for the Eastern District of New York, we will issue to the shareholder classes a total of up to 5.7 million shares (settlement shares) of our common stock. In anticipation of a final settlement, we recorded a pre-tax expense in the quarter ended September 30, 2003 of approximately $150 million. The pre-tax expense is based on our NYSE closing share price of $26.11 on September 30, 2003 and certain administrative costs associated with the settlement. Until the settlement shares are issued, the projected impact will be reviewed quarterly and the expense adjusted accordingly. Refer to Note I “Shareholder Litigation Settlement” and Part II, Item 1. “Legal Proceedings” of the Original Filing for additional information.

–	Also in August 2003, we announced that we reached an agreement with The Canopy Group and Center 7 to settle all litigation between the parties for $40 million, which was paid in the quarter ended September 30, 2003. The settlement was approved by the United States District Court for the District of Utah, Central Division, on August 12, 2003. In addition to amounts previously expensed in relation to this litigation, we recorded a pre-tax expense in the quarter ended September 30, 2003 of $20 million, which was included in “Other gains/expenses” on the Consolidated Condensed Statements of Operations. Refer to Part II, Item 1. “Legal Proceedings” of the Original Filing for additional information.

–	In October 2003, we announced actions that were taken in response to the preliminary results of an independent investigation being conducted by the Audit Committee of the Board of Directors. Although the Audit Committee investigation is continuing, the Audit Committee determined that an as-yet unquantified amount of revenue was prematurely recognized in the fiscal year ending March 31, 2000. Based on the Audit Committee’s recommendation, we asked for and received the resignations of three executives who oversaw the relevant financial operations during the period in question, including our CFO. We are currently conducting an external search for a new CFO. In the interim, Douglas E. Robinson, Senior Vice President, Finance, will serve as CFO. Refer to Note K “Subsequent Event” and Part II, Item 1. “Legal Proceedings” of the Original Filing for additional information.

–	In October 2003, due primarily to the ongoing independent investigation by the Audit Committee, Moody’s Investor Services (Moody’s) announced that it lowered our senior unsecured rating to Baa3 from Baa2 and our short-term rating for commercial paper to Prime-3 from Prime-2. These ratings are under review for possible further downgrade. Also in October 2003, Standard & Poor’s Rating Services (Standard & Poor’s) announced that it placed our BBB+ senior unsecured rating and our A-2 commercial paper rating on CreditWatch with negative implications. Refer to the “Liquidity and Capital Resources” section of this Form 10-Q/A for additional information.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

–	CA World, our annual conference and exhibition, was held July 13 – 17 in Las Vegas, Nevada. CA World provides educational sessions on and demonstrations of the latest CA technology. During CA World 2003, we announced several new products, including our enterprise security management solution, eTrust™ Security Command Center. eTrust Security Command Center enables customers to manage their entire security operations, including security products from other companies, from a single location. We also announced new channel initiatives to expand opportunities for reseller partners. These initiatives include improved demand creation, increased partner profit margins and expanded program support.

–	In October 2003, the Board of Directors declared its regular semi-annual cash dividend of $.04 per share. The dividend will be paid on January 7, 2004 to stockholders of record on December 22, 2003.

PERFORMANCE INDICATORS

The following is a summary of some of the quantitative performance indicators (as defined below) that may be used to assess our financial results and condition on a continuing operating basis:

	For the Three Months
	Ended Sept. 30,
	2003			Percent
	(restated)	2002	Change	Change
		(dollars in millions)
Subscription revenue	$473	$343	$130	38%
Total revenue	$803	$751	$52	7%
Subscription revenue as a percent of total revenue	59%	46%	—	28%
New deferred subscription revenue	$405	$394	$11	3%
Weighted-average license agreement duration in years	2.70	2.80	(.10)	(4%)
Cash from continuing operations	$184	$206	$(22)	(11%)
Loss from continuing operations, net of tax	$(90)	$(53)	$(37)	70%

	For the Six Months
	Ended Sept. 30,
	2003			Percent
	(restated)	2002	Change	Change
		(dollars in millions)
Subscription revenue	$920	$657	$263	40%
Total revenue	$1,589	$1,498	$91	6%
Subscription revenue as a percent of total revenue	58%	44%	—	32%
New deferred subscription revenue	$792	$716	$76	11%
Weighted-average license agreement duration in years	2.80	2.80	—	—
Cash from continuing operations	$353	$405	$(52)	(13%)
Loss from continuing operations, net of tax	$(82)	$(117)	$35	(30%)

	Sept. 30,	March 31,		Percent
	2003	2003	Change	Change
		(dollars in millions)
Total debt	$2,300	$3,126	$(826)	(26%)

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Total Revenue—Total revenue is the sum of all revenue line items. Although subscription revenue continues to increase, certain other revenue line items in our Consolidated Condensed Statements of Operations are decreasing. As we noted in our previous filings, these decreases are generally expected. We expected decreases in “Maintenance” and “Financing fees,” as described in further detail below. “Software fees and other” and “Professional services” decreased as well. For a more complete description of the reasons for changes in each revenue line item, refer to the “Results of Operations” section of this Form 10-Q/A.

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

Cash From Continuing Operations — Cash from operations shown on our Consolidated Condensed Statements of Cash Flows represents the excess of cash collected from billings to our customers over cash paid for expenses to run our business. This amount represents what is available to pay for equipment, technology, and other investing activities, to repay debt, pay dividends, repurchase stock, and for other financing purposes. We believe this is an important performance indicator since cash generation over the long term is essential to maintaining a healthy business and providing funds to help fuel growth. We believe generating consistent cash from operations is an indication that we are achieving a high level of customer satisfaction with our products and are appropriately managing our expenses. Cash from operations decreased $22 million in the quarter ended September 30, 2003 from the comparable prior fiscal year period primarily due to an increase in cash paid for income taxes ($21 million) and legal settlements ($36 million). This was partially offset by a reduction in cash paid for interest ($8 million) and an overall improvement in accounts receivable.

Loss from Continuing Operations, Net of Tax — Under our Business Model, revenue is generally deferred and recognized ratably over the applicable license agreement term. Under the prior business model, license revenue was generally recognized up-front. However, costs continue to be recorded as expenses as incurred. As a result we have generally experienced net losses in each quarter since the transition to our Business Model. Included in the second quarter’s loss from continuing operations is a $100 million after-tax expense related to the announced plans to settle all outstanding shareholder and ERISA class-action suits and related derivative litigation involving past accounting issues. Also included in this quarter’s loss from continuing operations is a $13 million after-tax expense related to our settlement of litigation with The Canopy Group and Center 7. For a more complete description of these settlement expenses, refer to Note I “Shareholder Litigation Settlement” and Part II, Item 1. “Legal Proceedings” of the Original Filing for additional information.

Total Debt — Total debt includes the current and long term portions of our debt obligations. We have made a strategic decision to reduce our overall debt level and achieved our current fiscal year objective of an $826 million reduction during the six month period ended September 30, 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Refer to the discussion of our “Results of Operations,” “Outlook,” “Liquidity and Capital Resources,” and “Risk Factors” herein and the Notes to the Consolidated Condensed Financial Statements in this Form 10-Q/A for further descriptions of the items discussed in this section.

RESULTS OF OPERATIONS

This Form 10-Q/A reflects adjustments to revenue associated with a correction in the method of accounting for subscription revenue associated with Business Model contracts that replaced existing Business Model contracts and other miscellaneous minor adjustments. Previously, the remaining deferred subscription revenue balance associated with the contract that was being replaced was amortized over the term of the original contract. In accordance with SOP 97-2, “Software Reserve Recognition”, the correct, and revised, method amortizes the remaining deferred subscription revenue balance over the term of the new contract. The adjustments decreased revenue by $5 million and $8 million, and income taxes by $2 million and $3 million, for the three and six month periods ended September 30, 2003, respectively. These adjustments also increased deferred subscription revenue by approximately $7 million at September 30, 2003.

The following table presents the percentage of total revenue and the percentage of period-over-period dollar change for the line items in our Consolidated Condensed Statements of Operations for the three and six month periods ended September 30, 2003 and 2002. These comparisons of financial results are not necessarily indicative of future results.

	For the Three Months			For the Six Months
	Ended September 30,			Ended September 30,
			Percentage			Percentage
	Percentage of		of	Percentage of		of
	Total		Dollar	Total		Dollar
	Revenue		Change	Revenue		Change
	2003		2003/	2003		2003/
	(restated)	2002	2002	(restated)	2002	2002
Revenue
Subscription revenue	59%	46%	38%	58%	44%	40%
Software fees and other	9%	11%	(12%)	9%	11%	(17%)
Maintenance	19%	25%	(19%)	20%	26%	(19%)
Financing fees	6%	10%	(36%)	6%	11%	(37%)
Professional services	7%	8%	(8%)	7%	8%	(9%)
Total revenue	100%	100%	7%	100%	100%	6%
Expenses
Amortization of capitalized software costs	15%	16%	0%	15%	16%	(1%)
Cost of professional services	6%	8%	(12%)	7%	8%	(9%)
Selling, general and administrative	39%	44%	(5%)	40%	45%	(5%)
Product development and enhancements	21%	21%	3%	21%	21%	2%
Commissions and royalties	7%	8%	(5%)	7%	8%	(9%)
Depreciation and amortization of other intangibles	4%	5%	(3%)	4%	5%	(1%)
Other gains/expenses, net	2%	4%	NM	2%	4%	NM
Shareholder litigation settlement	19%	—	NM	9%	—	NM
Total operating expenses	113%	105%	NM	104%	106%	NM
Interest expense, net	4%	5%	(29%)	4%	6%	(30%)

NM – Not Meaningful

Note: amounts may not add due to rounding

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Revenue:

Total Revenue

Total revenue for the quarter ended September 30, 2003 increased $52 million, or 7%, from the prior year comparable quarter to $803 million. This increase was primarily due to the transition to our Business Model that began in the third quarter of fiscal year 2001. This transition resulted in an increase in subscription revenue from the prior year comparable period, partially offset by an expected decrease in maintenance and financing fees, as described below. Software fees and other and professional services revenue decreased for the second quarter as described below. In addition, there was a positive impact to revenue of $31 million compared to the prior fiscal year quarter due to fluctuations in foreign currency exchange rates, primarily associated with the strengthening of both the Euro and the British Pound versus the U.S. dollar. This foreign exchange rate impact was partially offset by the impact of the sale of our banking products group in October 2002, which had contributed $5 million of revenue in the second quarter of fiscal year 2003. Cautious capital spending by many of our existing and potential customers associated with weak conditions in the overall economy and the IT industry adversely impacted revenue in the second quarter of fiscal year 2004.

Total revenue for the six months ended September 30, 2003 increased $91 million, or 6%, from the prior year comparable period to $1.589 billion. Consistent with and for the same reasons as the increase in total revenue for the second quarter of fiscal year 2004 as compared with the second quarter of fiscal year 2003, the increase was primarily due to the transition to our Business Model. For the six months ended September 30, 2003, there was a positive impact to revenue of $70 million compared to the prior fiscal year period due to fluctuations in foreign currency exchange rates, primarily associated with the strengthening of both the Euro and the British Pound versus the U.S. dollar. This foreign exchange rate impact was partially offset by the impact of the sale of our banking products group in October 2002, which had contributed $10 million of revenue in the comparable six month period of the prior fiscal year.

Subscription Revenue

Subscription revenue for the quarter ended September 30, 2003 increased $130 million, or 38%, from the comparable prior year quarter to $473 million. Subscription revenue represents the ratable portion of revenue recognized during the quarter on software license agreements executed under our Business Model. The increase is primarily due to the transition to our Business Model in the third quarter of fiscal year 2001. The three month period ended September 30, 2003 included subscription revenue earned from licenses that were completed during the past 12 months, which did not contribute to the revenue of the prior fiscal year quarter. For the quarters ended September 30, 2003 and 2002, we added new deferred subscription revenue of $405 million and $394 million, respectively. The approximate duration of licenses executed under our Business Model in the quarters ended September 30, 2003 and 2002 had a weighted-average of 2.70 years and 2.80 years, respectively. Annualized deferred subscription revenue represents the total value of all new software license agreements signed during a period divided by the weighted-average duration of all such license agreements recorded during the same period. Annualized deferred subscription revenue increased approximately $9 million, or 6%, for the quarter ended September 30, 2003 over the comparable prior year quarter to $150 million.

Subscription revenue for the six months ended September 30, 2003 increased $263 million, or 40%, from the comparable prior year period to $920 million. The increase for the six month period is attributable to the same factors as described above for the second quarter increase. Annualized deferred subscription revenue increased approximately $27 million, or 11%, for the six month period ended September 30, 2003 over the comparable prior year period to approximately $283 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Software Fees and Other

Software fees and other primarily consists of royalties and revenue related to distribution and original equipment manufacturer (OEM) partners. Revenue related to distribution partners and OEMs is sometimes referred to as our “indirect” or “channel” business. Such revenue decreased during the second quarter by $10 million, or 12%, from the comparable prior year quarter to $75 million. The decrease was primarily due to a difficult economic and competitive environment and associated pricing pressures as well as our focus on the reorganization of our channel business. The quantification of the impact each of these factors had on the decrease in software fees and other revenue is not readily determinable.

Software fees and other for the six months ended September 30, 2003 decreased $29 million, or 17%, from the comparable prior year period to $142 million. The decrease for the six month period is attributable to the same factors as described above for the second quarter decrease.

Maintenance

As expected, maintenance revenue for the quarter ended September 30, 2003 decreased $35 million, or 19%, to $151 million from the comparable prior year quarter. This decrease in maintenance revenue is attributable to additional license agreements signed under our Business Model, where maintenance revenue, bundled along with license revenue, is reported in “Subscription revenue” on the Consolidated Condensed Statements of Operations. The combined maintenance and license revenue on these types of license agreements is recognized on a monthly basis ratably over the term of the agreement. The decrease is partially offset by new maintenance revenue earned from customers who elect optional maintenance at the expiration of their non-term-based license agreements and maintenance earned from our indirect business. Maintenance revenue from our indirect business for the quarter ended September 30, 2003 increased $5 million, or 42%, to $17 million from the comparable prior year quarter.

Maintenance revenue for the six months ended September 30, 2003 decreased $72 million, or 19%, from the comparable prior year period to $310 million. The decrease for the six month period is attributable to the same factors as described above for the second quarter decrease. Maintenance revenue from our indirect business for the six months ended September 30, 2003 increased $10 million, or 45%, from the comparable prior year period to $32 million.

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

	Three Months Ended			Six Months Ended
	September 30,			September 30,
			(dollars in millions)
	2003	2002	Change	2003	2002	Change
North American	$463	$478	(3%)	$924	$951	(3%)
International	340	273	25%	665	547	22%

	$803	$751	7%	$1,589	$1,498	6%

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

Expenses:

Amortization of Capitalized Software Costs

Amortization of capitalized software costs consists of the amortization of both purchased software and internally generated capitalized software development costs. Internally generated capitalized software development costs are related to new products and significant enhancements to existing software products that have reached the technological feasibility stage. Amortization of capitalized software costs for the quarter ended September 30, 2003 was consistent with the comparable prior year quarter.

Amortization of capitalized software costs for the six months ended September 30, 2003 decreased $2 million, or 1%, from the comparable prior year period to $233 million. The decrease for the six month period was due to certain purchased software assets becoming fully amortized.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Selling, General and Administrative (SG&A)

SG&A expenses for the quarter ended September 30, 2003 decreased $16 million, or 5%, from the comparable prior year quarter to $317 million. The decrease was primarily attributable to a reduction in bad debt expense of $27 million as a result of a declining installment accounts receivable balance related to the prior business model. The decrease in bad debt expense was partially offset by an increase in personnel related costs.

SG&A expenses for the six month period ended September 30, 2003 decreased $35 million, or 5%, compared to the prior fiscal year period to $638 million. The decrease was primarily attributable to a reduction in bad debt expense of $58 million, partially offset by a $15 million expense for severance and other termination benefits in connection with the reorganization of the U.S. channel sales organization and the creation of CA Technology Services in April 2003 and an increase in personnel related costs.

Product Development and Enhancements

For the quarter ended September 30, 2003, product development and enhancement expenditures, also referred to as research and development, increased $5 million, or 3%, from the comparable prior year quarter to $165 million. As a percentage of operating expenses (“Total expenses before interest and taxes” excluding the impact of “Other gains/expenses” and “Shareholder litigation settlement”), net research and development expenditures increased to approximately 22% in the quarter ended September 30, 2003 from approximately 21% in the prior fiscal year comparable quarter. This increase resulted from our continued focus on and investment in product development and enhancements for emerging technologies such as wireless, Web services and on-demand computing, as well as a broadening of our enterprise product offerings, while other operating expenses declined.

Product development and enhancement expenditures for the six month period ended September 30, 2003, increased $7 million, or 2%, from the comparable prior year period to $327 million. As a percentage of operating expenses, net research and development expenditures increased to approximately 22% in the six month period ended September 30, 2003 from approximately 21% in the prior fiscal year comparable period. This increase is attributable to the same factors as described above for the second quarter increase.

Commissions and Royalties

Commissions and royalties for the second quarter of fiscal year 2004 decreased $3 million, or 5%, from the comparable prior year quarter to $55 million. This decrease was primarily due to a reduction in royalties to third parties as we continue to invest internally on product development and enhancements.

Commissions and royalties for the six months ended September 30, 2003 decreased $10 million, or 9%, from the comparable prior year period to $107 million. The decrease for the six month period is also primarily attributable to a reduction in royalties to third parties.

Depreciation and Amortization of Other Intangibles

Depreciation and amortization of other intangible assets for the second quarter of fiscal year 2004 decreased $1 million, or 3%, from the comparable prior year period to $34 million. The decrease was primarily attributable to certain assets becoming fully depreciated/amortized.

Depreciation and amortization of other intangible assets for the six months ended September 30, 2003 decreased $1 million, or 1% from the comparable prior year period to $67 million. The decrease was attributable to the same factors as described above for the second quarter decrease.

Other Gains/Expenses

Other gains/expenses of $20 million in the quarter ended September 30, 2003 includes the expense related to the settlement of litigation with The Canopy Group and Center 7. Refer to Part II, Item 1. “Legal Proceedings” of the Original Filing for additional information. There was no impact related to foreign currency exchange rate fluctuations in the quarter ended September 30, 2003. Other gains/expenses of $28 million in the prior year comparable quarter includes expenses of $14 million related to foreign currency exchange rate fluctuations, a $10 million payment to Ranger Governance Ltd. (Ranger) in relation to

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

extending a non-compete agreement and reaching a standstill agreement, a $2 million expense related to certain legal proceedings, and a $2 million loss on the sale of certain fixed assets.

Other gains/expenses of $24 million for the six months ended September 30, 2003 includes the $20 million expense recorded in the second quarter of fiscal year 2004 and a $5 million expense recorded in the first quarter of fiscal year 2004 for the settlement of litigation with The Canopy Group and Center 7. The previously accrued expenses related to The Canopy Group and Center 7 represented management’s best estimate of the settlement amount at that time. Other gains/expenses for the six months ended September 30, 2003 also includes a $14 million expense related to foreign currency exchange rate fluctuations, a $3 million expense related to certain legal proceedings, partially offset by an $18 million net gain on the sale of certain fixed assets. Other gains/expenses of $59 million in the prior year comparable period includes a $45 million expense related to foreign currency exchange rate fluctuations, a $10 million payment to Ranger, a $2 million expense related to certain legal proceedings, and a $2 million loss on the sale of certain fixed assets.

Shareholder Litigation Settlement

In August 2003, we announced plans to settle all outstanding litigation related to past accounting issues. Included in the settlement are both shareholder and ERISA class-action suits and related derivative litigation. As part of the settlement and upon approval by the United States District Court for the Eastern District of New York, we will issue to the shareholder classes a total of up to 5.7 million shares of our common stock. In anticipation of a final settlement, we recorded an expense in the quarter ended September 30, 2003 of approximately $150 million. The expense is based on our NYSE closing share price of $26.11 on September 30, 2003 and certain administrative costs associated with the settlement. Until the settlement shares are issued, the projected impact will be reviewed quarterly and the expense adjusted accordingly. Refer to Note I “Shareholder Litigation Settlement” and Part II, Item 1. “Legal Proceedings” of the Original Filing for additional information.

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

Net interest expense for the first six months of fiscal year 2004 decreased $26 million, or 30%, as compared to the prior fiscal year comparable period to $60 million. Of the change, $22 million was due to the decrease in average debt outstanding and $7 million was due to the decrease in the weighted-average interest rate, partially offset by a $3 million gain related to the early retirement of a portion of outstanding debt in the comparable prior fiscal year period.

Operating Margins:

For the second quarter of fiscal year 2004, our pre-tax loss from continuing operations was $136 million as compared to a pre-tax loss from continuing operations of $80 million in the prior year comparable quarter. The increase in pre-tax loss from continuing operations in the quarter ended September 30, 2003 as compared to the prior fiscal year second quarter was primarily related to the shareholder litigation settlement expense of $150 million, partially offset by increased revenue as noted above. On a year to date basis, our pre-tax loss from continuing operations was $124 million as compared to $178 million in the comparable prior fiscal year period. The reduction in pre-tax loss from continuing operations for the six months ended September 30, 2003 as compared to the comparable prior year period is primarily due to an increase in revenue as noted above, partially offset by the shareholder litigation settlement expense of $150 million.

Our effective tax benefit rate from continuing operations was 34% for the quarters ended September 30, 2003 and 2002, and for the six month periods ended September 30, 2003 and 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

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

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and marketable securities totaled $976 million at September 30, 2003, an increase of $117 million from the June 30, 2003 balance of $859 million. Cash generated from continuing operations for the quarters ended September 30, 2003 and 2002 was $184 million and $206 million, respectively. In the quarter ended September 30, 2003, we paid approximately $36 million more in legal settlements than the comparable prior year quarter. In addition, we used existing cash balances at June 30, 2003 and cash from continuing operations to purchase approximately $2 million in treasury stock and to repay less than $1 million in outstanding debt during the quarter ended September 30, 2003.

For the six months ended September 30, 2003, cash, cash equivalents and marketable securities had a net decrease of approximately $520 million from March 31, 2003. Cash generated from continuing operations for the six month periods ended September 30, 2003 and 2002 was $353 million and $405 million, respectively. Cash paid for income taxes for the six months ended September 30, 2003 increased $85 million from the prior year comparable period. Cash paid for interest for the six months ended September 30, 2003 decreased $28 million from the prior year comparable period. The increase in taxes paid during the six month period ended September 30, 2003 is primarily the result of the timing of estimated tax payments. We used existing cash balances at March 31, 2003 and cash from continuing operations to repay approximately $826 million in outstanding debt and to purchase approximately $6 million in treasury stock during the first six months of fiscal year 2004.

As of September 30, 2003 and March 31, 2003, our debt arrangements consisted of the following:

	September 30, 2003		March 31, 2003
	Maximum	Outstanding	Maximum	Outstanding
Debt Arrangements:	Available	Balance	Available	Balance

		(in millions)
1999 Revolving Credit Facility	$—	$—	$400	$350
2002 Revolving Credit Facility	470	—	440	—
Commercial Paper	400	—	400	—
6.770% Senior Notes due April 2003	—	—	—	64
6.250% Senior Notes due April 2003	—	—	—	412
6.375% Senior Notes due April 2005	—	825	—	825
5.000% Convertible Senior Notes due March 2007	—	660	—	660
6.500% Senior Notes due April 2008	—	350	—	350
1.625% Convertible Senior Notes due December 2009	—	460	—	460
International line of credit	5	—	3	—
Other	—	5	—	5

Total		$2,300		$3,126

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
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

Other Matters

In August 2003, we announced plans to settle all outstanding litigation related to past accounting issues. Included in the settlement are both shareholder and ERISA class-action suits and related derivative litigation. As part of the settlement and upon approval by the United States District Court for the Eastern District of New York, we will issue to the shareholder classes a total of up to 5.7 million shares of our common stock. Plaintiffs’ attorney fees will be covered by this stock issuance. If our share price is below $23.43 per share at the time of distribution, up to 2.2 million of the 5.7 million shares would be payable in cash at that price – or a maximum of $51.546 million in cash. In that case, the stock portion of the settlement would be reduced to no less than 3.5 million shares. In anticipation of a final settlement, we recorded a pre-tax expense in the quarter ended September 30, 2003 of approximately $150 million. The pre-tax expense is based on our NYSE closing share price of $26.11 on September 30, 2003 and certain administrative costs associated with the settlement.

On October 9, 2003, due primarily to the ongoing independent investigation by the Audit Committee, Moody’s announced that it lowered our senior unsecured rating to Baa3 from Baa2 and our short-term rating for commercial paper to Prime-3 from Prime-2. These ratings are under review for possible further downgrade. Also on October 9, 2003, Standard & Poor’s announced that it placed our BBB+ senior unsecured rating and our A-2 commercial paper rating on CreditWatch with negative implications. As a result of the downgrade by Moody’s, we will pay additional facility fees of approximately $0.6 million annually under the 2002 Revolving Credit Facility and, should we choose to borrow in the future under the 2002 Revolving Credit Facility, our cost of borrowing would be higher. This, or any other future downgrade, could also affect our ability to obtain additional financing in the future and may affect the terms of any such financing.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
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

Accounts Receivable

As detailed in the table included in Note E “Accounts Receivable” of this Form 10-Q/A, net trade and installment accounts receivable, after accounting for unearned revenue and the allowance for doubtful accounts, was $2.009 billion.

The allowance for doubtful accounts is a valuation account used to reserve for potential impairment of accounts receivable on the balance sheet. It reflects an accounting estimate of unidentified losses in the accounts receivable portfolio resulting from the expectations of not collecting all of these amounts in full.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
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

Legal Contingencies

We are currently involved in various legal proceedings and claims. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any legal proceeding or claim is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Due to the uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending litigation and claims and may revise our estimates. Such revisions could have a material impact on our results of operations and financial condition. Refer to Part II, Item 1. “Legal Proceedings” of the Original Filing for a description of our material legal proceedings.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
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

–	Demand for products and services;

–	Length of sales cycle;

–	Customer implementation of our products;

–	Magnitude of price and product competition;

–	Introduction of new hardware;

–	General economic conditions in countries in which customers do a substantial amount of business;

–	Customer budgets for hardware and software;

–	Ability to develop and introduce new or enhanced versions of our products;

–	Changes in foreign currency exchange rates;

–	Ability to control costs;

–	The size of licensing transactions;

–	Reorganizations of the sales and technical services forces;

–	Litigation, government and internal investigations, and settlement of litigation;

–	Ability to retain and attract qualified personnel; and

–	Reaction of customers to our Business Model.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

We could be subject to fines, penalties, or other sanctions as a result of a joint inquiry by the SEC and U.S. Attorney’s Office.

As previously reported, we have been cooperating with an ongoing joint inquiry being conducted by the staff of the Northeast Regional Office of the Securities and Exchange Commission and the United States Attorney’s Office for the Eastern District of New York concerning certain of our accounting practices. See Part II, Item 1. “Legal Proceedings” of the Original Filing for additional information. Although we are unable at this point to predict the scope or outcome of this inquiry, it is possible that it could result in the institution of administrative, civil injunctive or criminal proceedings, the imposition of fines and penalties, suspensions or debarments from government contracts, and/or other remedies and sanctions. The conduct of these proceedings could negatively impact our stock price. In addition, we expect to continue to incur expenses associated with responding to these agencies, regardless of the outcome, and the efforts and attention of our management team may be diverted from normal business operations. This could adversely affect our business, financial condition, operating results, and cash flow.

The Audit Committee’s internal investigation is continuing.

As discussed herein, in response to the joint inquiry referred to above, the Audit Committee of our Board of Directors is conducting an internal investigation into the timing of revenue recognition by the Company. See Note K “Subsequent Event” and Part II, Item 1. “Legal Proceedings” of the Original Filing for additional information. We cannot predict the timing or possible outcome of this investigation; however, the outcome of the investigation could have an adverse effect on our stock price, could result in the restatement of prior period financial statements and could adversely affect our business, financial condition, operating results, and cash flow.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company’s credit ratings have been downgraded and could be downgraded further.

As discussed herein, our Moody’s credit rating was recently downgraded. Moody’s, Standard & Poor’s, or any other credit rating agency may further downgrade or take other negative action with respect to our credit ratings in the future. If our credit ratings are further downgraded or other negative action is taken, we would be required to, among other things, pay additional facility fees and interest under our credit agreements. Any downgrades could affect our ability to obtain additional financing in the future and may affect the terms of any such financing. This could have a material adverse effect on our business, financial condition, operating results, and cash flow.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
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