Form 10-Q/A
period 2003-12-31
COMPUTER ASSOCIATES INTERNATIONAL INC
filed 2004-06-14
CIK 356028

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

EXPLANATORY NOTE

This Form 10-Q/A is being filed for the purpose of amending Items 1 and 2 of Part I and Item 6 of Part II of Form 10-Q to reflect adjustments to revenue for the three and nine-month periods ended December 31, 2003. Refer to footnote A for further details regarding the restatement and certain other balance sheet reclassifications as of the periods ending December 31, 2003 and March 31, 2003. As a result of the completion of the internal investigation in April 2004 by the Audit Committee of the Board of Directors into accounting practices that were in place prior to the Company’s adoption of its Business Model in October 2000, our independent registered public accounting firm was able to complete their review under Statement of Auditing Standards No. 100, “Interim Financial Information” (SAS 100) of the unaudited Consolidated Condensed Financial Statements for the quarterly periods ended September 30, 2003 and December 31, 2003. Based on the completion of their review, our independent registered public accounting firm issued their SAS 100 review report, which is included herein.

All information in this Form 10-Q/A is as of December 31, 2003 and does not reflect any subsequent information or events other than the restatement of revenue and balance sheet reclassifications. Refer to the Company’s Form 10-K for the fiscal year ended March 31, 2004, filed contemporaneously with this Form 10-Q/A, and our other filings with the Securities and Exchange Commission, for an update on the government investigation and other matters.

Except as described above, all other Items of the original filing made on January 21, 2004 are unaffected by the changes described above and have not been repeated in this Amendment.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding
Common Stock par value $.10 per share	as of January 19, 2004 581,969,557

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Computer Associates International, Inc.

We have reviewed the accompanying consolidated condensed balance sheet of Computer Associates International, Inc. and subsidiaries as of December 31, 2003, and the related consolidated condensed statements of operations for the three and nine month periods ended December 31, 2003 and 2002, and the related consolidated condensed statement of cash flows for the nine month periods ended December 31, 2003 and 2002. These consolidated condensed financial statements are the responsibility of the Company’s management.

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

As discussed in Note A to the consolidated condensed financial statements, the Company has restated the consolidated condensed balance sheet at December 31, 2003, and the related consolidated condensed statements of operations and cash flows for the periods then ended.

/s/ KPMG LLP

New York, New York
June 7, 2004

Item 1:

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

(unaudited)
(in millions)

	December 31,	March 31,
	2003	2003
	(restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,248	$1,405
Marketable securities	104	91
Trade and installment accounts receivable, net	1,101	1,079
Deferred income taxes	279	287
Other current assets	65	117
Assets of discontinued operation	59	66

TOTAL CURRENT ASSETS	2,856	3,045
Installment accounts receivable, due after one year, net	979	1,299
Property and equipment, net	644	662
Purchased software products, net	1,133	1,416
Goodwill, net	4,402	4,400
Other noncurrent assets, net	402	439

TOTAL ASSETS	$10,416	$11,261

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Loans payable and current portion of long-term debt	$1	$828
Deferred subscription revenue (collected) — current	974	923
Other current liabilities	1,331	1,213
Liabilities of discontinued operation	59	65

TOTAL CURRENT LIABILITIES	2,365	3,029
Long-term debt, net of current portion	2,299	2,298
Deferred income taxes	804	1,047
Deferred subscription revenue (collected) — noncurrent	253	173
Deferred maintenance revenue	259	324
Other noncurrent liabilities	31	27

TOTAL LIABILITIES	6,011	6,898
Stockholders’ equity	4,405	4,363

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,416	$11,261

See Notes to the Consolidated Condensed Financial Statements.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except per share amounts)

	For the Three		For the Nine
	Months Ended		Months Ended
	December 31,		December 31,
	2003	2002	2003	2002
	(restated)		(restated)
REVENUE
Subscription revenue	$506	$362	$1,426	$1,019
Software fees and other	84	88	226	259
Maintenance	145	176	455	558
Financing fees	43	66	146	229
Professional services	59	62	173	187

TOTAL REVENUE	837	754	2,426	2,252
EXPENSES
Amortization of capitalized software costs	116	115	349	350
Cost of professional services	54	60	161	178
Selling, general and administrative	306	329	944	1,002
Product development and enhancements	167	161	494	481
Commissions and royalties	75	62	182	179
Depreciation and amortization of other intangibles	33	35	100	103
Other gains/expenses, net	22	21	46	80
Shareholder litigation settlement	8	—	158	—

TOTAL EXPENSES BEFORE INTEREST AND TAXES	781	783	2,434	2,373
Income (loss) from continuing operations before interest and taxes	56	(29)	(8)	(121)
Interest expense, net	29	44	89	130

Income (loss) from continuing operations before income taxes	27	(73)	(97)	(251)
Income taxes (benefit)	10	(26)	(32)	(87)

INCOME (LOSS) FROM CONTINUING OPERATIONS	17	(47)	(65)	(164)
Income from discontinued operation, net of income taxes	1	3	1	3

NET INCOME (LOSS)	$18	$(44)	$(64)	$(161)

BASIC EARNINGS (LOSS) PER SHARE
Income (loss) from continuing operations	$.03	$(.08)	$(.11)	$(.29)
Income from discontinued operation	.00	.00	.00	.01

Net income (loss)	$.03	$(.08)	$(.11)	$(.28)

Basic weighted-average shares used in computation	580	574	579	575
DILUTED EARNINGS (LOSS) PER SHARE
Income (loss) from continuing operations	$.03	$(.08)	$(.11)	$(.29)
Income from discontinued operation	.00	.00	.00	.01

Net income (loss)	$.03	$(.08)	$(.11)	$(.28)

Diluted weighted-average shares used in computation	589	574	579	575

See Notes to the Consolidated Condensed Financial Statements.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	For the Nine Months
	Ended December 31,
	2003	2002
	(restated)
OPERATING ACTIVITIES:
Net loss	$(64)	$(161)
Income from discontinued operation, net of tax	(1)	(3)

Loss from continuing operations	(65)	(164)
Adjustments to reconcile loss from continuing operations to net cash provided by continuing operating activities:
Depreciation and amortization	449	453
Provision for deferred income taxes	(245)	(181)
Compensation expense related to stock and pension plans	27	27
Decrease in noncurrent installment accounts receivable, net	307	353
Increase (decrease) in deferred subscription revenue (collected) — noncurrent	68	(36)
Decrease in deferred maintenance revenue	(79)	(149)
Decrease in trade and current installment accounts receivable, net	95	438
(Decrease) increase in deferred subscription revenue (collected) — current	(14)	46
(Gain) loss on sale of assets, net	(18)	2
Gain on early retirement of debt	—	(3)
Changes in other operating assets and liabilities, excluding effects of acquisitions and divestitures	167	(50)

NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES	692	736
INVESTING ACTIVITIES:
Acquisitions of purchased software	(36)	(12)
Settlements of purchase accounting liabilities	(15)	(44)
Purchases of property and equipment, net	(19)	(15)
Proceeds from divestiture of assets	18	20
Purchases of marketable securities, net	(12)	(14)
Increase in capitalized software development costs and other	(31)	(31)

NET CASH USED IN CONTINUING INVESTING ACTIVITIES	(95)	(96)
FINANCING ACTIVITIES:
Debt repayments, net	(826)	(720)
Dividends paid	(23)	(23)
Exercises of common stock options and other	26	22
Purchase of a call spread option	—	(73)
Purchases of treasury stock	(7)	(68)

NET CASH USED IN CONTINUING FINANCING ACTIVITIES	(830)	(862)
Effect of exchange rate changes on cash	76	46

DECREASE IN CASH AND CASH EQUIVALENTS	(157)	(176)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,405	1,072

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,248	$896

See Notes to the Consolidated Condensed Financial Statements.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The financial statements included in this Form 10-Q/A have been adjusted to reflect the disposition of the Company's subsidiary, ACCPAC International, Inc. (ACCPAC), as discontinued operations for all periods presented.

Operating results for the three and nine months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-K (Form 10-K) relating to the Company for the fiscal year ended March 31, 2003.

Basis of Revenue Recognition: The Company derives revenue from licensing software products, providing customer technical support and providing professional services. The Company licenses to customers the right to use its software products pursuant to software license agreements. Since the Company recognizes subscription revenue from software license agreements evenly (or ratably) over the applicable license agreement term, the timing and amount of such revenue recognized during a particular accounting period is determined by the license agreement duration and value reflected in each software license agreement. Revenue from transactions completed through the Company’s distributor, reseller and original equipment manufacturer partners is generally recognized when those partners sell the software products to their customers. This is commonly referred to as the sell-through method. Revenue from these transactions is included in “Software fees and other” on the Consolidated Condensed Statements of Operations. For a more detailed description of the Company’s revenue recognition policy, refer to Note 1 to the Consolidated Financial Statements in the Company’s Form 10-K for the fiscal year ended March 31, 2003.

Business Model: In October 2000, the Company announced the shift to its Business Model that offers customers significant flexibility to change how they can use and license the Company’s software products as their businesses change. Under the Business Model, customers can manage their costs more effectively by controlling the duration of their software license agreements. The Business Model also permits customers to change their software mix as their business and technology needs change. The Company believes its Business Model improves the predictability of its revenue streams, since the Company recognizes subscription revenue ratably over the life of each software license agreement. Under the Company’s prior business model, and as is common practice in the software industry, license fees from a software license agreement were generally recorded up-front at the time the license agreement was signed and the software was delivered. For a detailed description of the Company’s Business Model, refer to Item 1. “Business” in the Company’s Form 10-K for the fiscal year ended March 31, 2003.

Statements of Cash Flows: Cash flows related to the discontinued operating activities of the Company’s subsidiary, ACCPAC International, Inc. (ACCPAC) have been segregated on the Consolidated Condensed Statements of Cash Flows. For the nine months ended December 31, 2003 and 2002, interest payments were $119 million and $166 million, respectively, and income taxes paid were $222 million and $114 million, respectively.

Cash Dividends: In October 2003, the Company’s Board of Directors declared its regular, semi-annual cash dividend of $.04 per share. The dividend totaled approximately $23 million and was paid on January 7, 2004 to stockholders of record on December 22, 2003.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2003

Restatement of Revenue: This Form 10-Q/A reflects adjustments to revenue associated with a correction in the method of accounting for subscription revenue associated with Business Model contracts that replaced existing Business Model contracts and other miscellaneous minor adjustments. Previously, the remaining deferred subscription revenue balance associated with the contract that was being replaced was amortized over the term of the original contract. In accordance with SOP 97-2, “Software Revenue Recognition”, the correct, and revised, method amortizes the remaining deferred subscription revenue balance over the term of the new contract. The adjustments decreased revenue by $7 million and $15 million and decreased income taxes by $3 million and $6 million for the three and nine month periods ended December 31, 2003, respectively. These adjustments also increased deferred subscription revenue by approximately $14 million at December 31, 2003. The impact of these adjustments is as follows:

	For the Three Months		For the Nine Months
	Ended December 31, 2003		Ended December 31, 2003
	Previously		Previously
	Reported	Restated	Reported	Restated
	(in millions, except per share amounts)
Revenue	$844	$837	$2,441	$2,426
Income (loss) from continuing operations	21	17	(56)	(65)
Basic earnings (loss) from continuing operations per share	0.04	0.03	(0.10)	(0.11)
Diluted earnings (loss) from continuing operations per share	0.04	0.03	(0.10)	(0.11)

NOTE B – COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes unrealized gains (losses) on the Company’s available-for-sale securities, net of related tax, and foreign currency translation adjustments. The components of comprehensive income (loss) for the three and nine month periods ended December 31, 2003 and 2002 are as follows:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2003	2002	2003	2002
	(restated)		(restated)
		(in millions)
Net income (loss)	$18	$(44)	$(64)	$(161)
Unrealized gains (losses) on marketable securities, net of tax	—	(1)	1	(4)
Foreign currency translation adjustment	55	46	102	138

Total comprehensive income (loss)	$73	$1	$39	$(27)

NOTE C – EARNINGS (LOSS) FROM CONTINUING OPERATIONS PER SHARE

Basic earnings (loss) from continuing operations per share and diluted loss per share are computed by dividing income (loss) from continuing operations by the weighted-average number of common shares outstanding for the period. Diluted earnings from continuing operations per share is computed by dividing (i) the sum of income from continuing operations and the after-tax amount of interest expense recognized in the period associated with Convertible Senior Notes that are dilutive by (ii) the sum of the weighted-average number of common shares outstanding for the period plus dilutive common share equivalents.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2003

	For the Three				For the Nine
	Months Ended				Months Ended
	December 31,				December 31,
	2003		2002		2003		2002
	(restated)				(restated)
			(in millions, except per share amounts)
Income (loss) from continuing operations	$17		$(47)		$(65)		$(164)
Interest expense associated with the Convertible Senior Notes, net of tax	—	(1)	—	(2)	—	(2)	—	(2)

Numerator in calculation of diluted earnings (loss) per share	$17		$(47)		$(65)		$(164)

Weighted-average shares outstanding and common share equivalents
Weighted-average common shares outstanding	580		574		579		575
Weighted-average Convertible Senior Note shares outstanding	—		—		—		—
Weighted-average stock options outstanding, net	4		—		—		—
Weighted-average shareholder settlement shares (see Note J)	5		—		—		—

Denominator in calculation of diluted earnings (loss) per share	589		574		579		575

Diluted earnings (loss) per share from continuing operations	$.03	(3)	$(.08	)(4)	$(.11	)(5)	$(.29	)(4)

(1)	If for the three month period ended December 31, 2003 the common share equivalents for the 5% Convertible Senior Notes (27 million shares) issued in March 2002 and the 1.625% Convertible Senior Notes (23 million shares) issued in December 2002 (collectively, the Notes) had been dilutive, interest expense, net of tax, related to the Notes would have been added back to income from continuing operations in order to calculate diluted earnings per share. The related interest expense, net of tax, for the three month period ended December 31, 2003 totaled approximately $6 million.

(2)	If the three month period ended December 31, 2002 and the nine month periods ended December 31, 2003 and 2002 had resulted in income from continuing operations and had the common share equivalents for the Notes been dilutive, interest expense, net of tax, related to the Notes would have been added back to income from continuing operations in order to calculate diluted earnings per share. The related interest expense, net of tax, for the three month period ended December 31, 2002 totaled approximately $5 million and for the nine month periods ended December 31, 2003 and 2002 totaled $19 million and $16 million, respectively.

(3)	Common share equivalents related to the Notes are not included in the diluted share computation since their effect would be antidilutive. If inclusion of the common share equivalents for the Notes for the three month period ended December 31, 2003 had resulted in dilution, the weighted-average shares outstanding and common share equivalents would have been 639 million.

(4)	Common share equivalents related to the Notes and stock options are not included in the diluted share computation since their effect would be antidilutive. If the three and nine month periods ended December 31, 2002 had resulted in net income and had the common share equivalents for the Notes been dilutive, the weighted-average shares outstanding and common share equivalents would have been 608 million and 606 million, respectively.

(5)	Common share equivalents related to the Notes, stock options and settlement shares are not included in the diluted share computation since their effect would be antidilutive. If the nine month period ended December 31, 2003 had resulted in net income and had the common share equivalents for the Notes been dilutive, the weighted-average shares outstanding and common share equivalents would have been 636 million.

NOTE D – ACCOUNTING FOR STOCK-BASED COMPENSATION

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

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2003

Under the prospective method, the Company recognizes compensation expense related to all stock awards granted after March 31, 2003 in “Selling, General and Administrative” on the Consolidated Condensed Statements of Operations. The following table illustrates the pro forma effect on net income (loss) and basic and dilutive earnings (loss) per share as if the fair value method had been applied to all stock-based employee compensation in each period:

	For the Three		For the Nine
	Months Ended		Months Ended
	December 31,		December 31,
	2003	2002	2003	2002
	(restated)		(restated)
	(in millions, except per share amounts)
Net income (loss), as reported	$18	$(44)	$(64)	$(161)
Add:
Stock-based employee compensation expense, net of tax, included in net income (loss) Deduct:	3	—	5	1
Stock-based employee compensation expense, net of tax, determined under the fair value based method for all awards	(17)	(25)	(63)	(73)

Pro forma net income (loss)	$4	$(69)	$(122)	$(233)

Basic earnings (loss) per share
As reported	$.03	$(.08)	$(.11)	$(.28)
Pro forma	.01	(.12)	(.21)	(.41)
Diluted earnings (loss) per share
As reported	$.03	$(.08)	$(.11)	$(.28)
Pro forma	.01	(.12)	(.21)	(.41)

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

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE E – ACCOUNTS RECEIVABLE

Net trade and installment accounts receivable consist of the following:

	December 31,	March 31,
	2003	2003
	(in millions)
Current:
Billed accounts receivable	$782	$809
Unbilled amounts due within the next 12 months — Business Model	1,430	1,284
Unbilled amounts due within the next 12 months — prior business model	909	1,020
Less: Allowance for doubtful accounts	(129)	(159)

Net amounts expected to be collected	2,992	2,954
Less: Unearned revenue — current	(1,891)	(1,875)

Net trade and installment accounts receivable — current	$1,101	$1,079

Noncurrent:
Unbilled amounts due beyond the next 12 months — Business Model	$1,167	$1,210
Unbilled amounts due beyond the next 12 months — prior business model	1,319	1,807
Less: Allowance for doubtful accounts	(62)	(85)

Net amounts expected to be collected	2,424	2,932
Less: Unearned revenue — noncurrent	(1,445)	(1,633)

Net installment accounts receivable — noncurrent	$979	$1,299

The components of unearned revenue consist of the following:

	December 31,	March 31,
	2003	2003
	(in millions)
Current:
Unamortized discounts	$130	$185
Unearned maintenance	123	189
Deferred subscription revenue (uncollected)	963	688
Noncurrent deferred subscription revenue (uncollected) associated with unbilled amounts due within the next 12 months	649	780
Unearned professional services	26	33

	$1,891	$1,875

Noncurrent:
Unamortized discounts	$164	$250
Unearned maintenance	114	173
Deferred subscription revenue (uncollected)	1,167	1,210

	$1,445	$1,633

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

Based on the identified intangible assets recorded through December 31, 2003, annual amortization expense is expected to be as follows:

	Year Ended March 31,
	2004	2005	2006	2007	2008	2009
			(in millions)
Capitalized software:
Purchased	$423	$395	$370	$256	$7	$1
Internally developed	40	42	35	26	16	8
Other	39	39	39	23	23	23

Total	$502	$476	$444	$305	$46	$32

NOTE G – RECLASSIFICATIONS

Gains and losses attributable to sales of fixed assets, certain foreign currency exchange rate fluctuations, and certain other infrequent events have been reclassified from “Selling, general & administrative” to “Other gains/expenses, net” on the Consolidated Condensed Statements of Operations. The components of “Other gains/expenses” are as follows:

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2003

	For the Three		For the Nine
	Months Ended		Months Ended
	December 31,		December 31,
	2003	2002	2003	2002
		(in millions)
(Gain)/loss attributable to sales of fixed assets	$—	$—	$(18)	$2
Expenses attributable to fluctuations in foreign currency exchange rates	21	19	35	64
Expenses attributable to legal settlements	1	2	29	4
Payment to Ranger Governance Ltd.	—	—	—	10

	$22	$21	$46	$80

The assets, liabilities, results of operations and cash flows of ACCPAC have been classified as a discontinued operation for all periods presented on the Company’s Consolidated Condensed Financial Statements. See Note H for additional information.

Approximately $72 million of deferred tax assets at March 31, 2003 has been reclassified from “Other noncurrent assets” to “Deferred income taxes” on the Consolidated Condensed Balance Sheet to conform to the December 31, 2003 presentation.

Approximately $18 million of a noncurrent reserve at March 31, 2003 has been reclassified from “Other noncurrent assets” to “Other current liabilities” on the Consolidated Condensed Balance Sheets to conform to the December 31, 2003 presentation.

Approximately $14 million of deferred revenue at March 31, 2003 related to the Company’s indirect business (distributors, resellers, and VARs) has been reclassified from “Allowance for doubtful accounts” to “Billed accounts receivable” within Note E to conform to the December 31, 2003 presentation. As a result of this reclassification, the Company reclassified $5 million of deferred income taxes at March 31, 2003, from deferred income taxes—current, to deferred income taxes — noncurrent, on the Consolidated Condensed Balance Sheets.

Approximately $649 million and $780 million of noncurrent deferred subscription revenue (uncollected) associated with unbilled amounts due from customers within the next 12 months at December 31, 2003 and March 31, 2003, respectively, have been reclassified from “unearned revenue — noncurrent” (a component of net installment accounts receivable — noncurrent) to “unearned revenue — current” (a component of net trade and installment accounts receivable — current) on the Consolidated Condensed Balance Sheets and within Note E. As a result of this reclassification, the Company reclassified $243 million and $291 million of a deferred tax liability at December 31, 2003 and March 31, 2003, respectively, from deferred income taxes — current to deferred income taxes — noncurrent on the Consolidated Condensed Balance Sheets.

Upon adoption of SFAS No. 142, assembled workforce no longer met the definition of an identifiable intangible asset. As a result, the deferred tax liability of $35 million at both December 31, 2003 and March 31, 2003 associated with the assembled workforce asset was eliminated through a reduction in the carrying amount of goodwill.

Approximately $23 million and $16 million of certain unclaimed funds at December 31, 2003 and March 31, 2003, respectively, have been reclassified from “Allowance for doubtful accounts” (a component of net trade and installment accounts receivable — current) to “Other current liabilities” on the Consolidated Condensed Balance Sheets. As a result of this reclassification, the Company reclassified $9 million and $6 million of deferred income taxes at December 31, 2003 and March 31, 2003, respectively, from deferred income taxes — current, to deferred income taxes — noncurrent, on the Consolidated Condensed Balance Sheets.

Approximately $10 million of deferred tax assets at December 31, 2003 and March 31, 2003 has been reclassified from “Other current liabilities” to “Deferred income taxes” on the Consolidated Condensed Balance Sheets.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2003

Approximately $10 million and $8 million of certain international pension liabilities at December 31, 2003 and March 31, 2003, respectively, have been reclassified from “Other current liabilities” to “Other noncurrent liabilities” on the Consolidated Condensed Balance Sheets.

NOTE H – DIVESTITURES

In December 2003, the Company entered into a definitive agreement to sell its 90 percent ownership of ACCPAC to The Sage Group, plc. (Sage) based on a $110 million aggregate cash price for all the outstanding equity interests of ACCPAC including options and change of control payments for certain ACCPAC officers and managers. ACCPAC specializes in accounting, customer relationship management, human resources, warehouse management, manufacturing, electronic data interchange, and point-of-sale software for small and medium-sized businesses. The sale of ACCPAC is subject to regulatory approvals and is expected to close during the fourth quarter of fiscal year 2004. Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the assets and liabilities of ACCPAC are recorded at their carrying values and have been classified as a discontinued operation held for sale on the Consolidated Condensed Balance Sheets. Accordingly, the Company has stopped depreciating the assets of ACCPAC effective December 2003. Approximately 600 employees will be transferred to Sage as part of the transaction. The sale will complete the Company’s multi-year effort to exit the business applications market.

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

NOTE I – ACQUISITIONS

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

NOTE J – SHAREHOLDER LITIGATION SETTLEMENT

In August 2003, the Company announced plans to settle all outstanding litigation related to past accounting issues. Included in the settlement are both shareholder and ERISA (Employee Retirement Income Security Act of 1974, as amended) class-action suits and related derivative litigation. As part of the settlement, the Company will issue to the shareholder classes a total of up to 5.7 million shares (settlement shares) of the Company’s common stock. If the Company’s share price is below $23.43 at the time of distribution of the settlement shares, up to 2.2 million of the 5.7 million shares would be payable in cash at that price – or a maximum of $51.546 million in cash. In that case, the stock portion of the settlement would be reduced to no less than 3.5 million shares. An initial estimate for the value of the shareholder litigation settlement was established on August 22, 2003 and until all settlement shares are issued, the projected impact will be reviewed quarterly and the expense adjusted accordingly, as noted below. The related liability is reflected in “Other current liabilities” on the Consolidated Condensed Balance Sheets. The chart below summarizes the New York Stock Exchange (NYSE) closing price of the Company’s common stock and the estimated value of the shareholder litigation settlement since the initial estimate was established.

		Shareholder
	NYSE Closing	Litigation Settlement
	Stock Price	Estimated Value
		(in millions)
August 22, 2003	$25.00	$144
September 30, 2003	$26.11	$150
December 31, 2003	$27.34	$158

In December 2003, the United States District Court for the Eastern District of New York approved the settlement, which is subject to appeal. In January 2004, approximately 1.6 million settlement shares were issued along with approximately $3.3 million to the plaintiffs’ attorneys for attorney fees and related expenses. The balance of the shares will be issued after all claims submitted pursuant to the settlement plans have been received. Refer to Part II, Item 1. “Legal Proceedings” of the Form 10-Q filed with the Securities and Exchange Commission on January 21, 2004 (the “Original Filing”) for additional information.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE K – RECENT ACCOUNTING PRONOUNCEMENTS

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51. This Interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack specified characteristics. The adoption of this Interpretation did not have an impact on the Company’s financial statements.

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

NOTE L – SUBSEQUENT EVENT

On January 8, 2004, the Company received a “Wells Notice” from the staff of the SEC. The Wells Notice notifies the Company that the staff is considering recommending that the SEC bring a civil enforcement proceeding against the Company for possible violations of the federal securities laws arising from the Company’s premature recognition of revenue from software license agreements in the fiscal year ended March 31, 2000. Refer to Part II, Item 1. “Legal Proceedings” of the Original Filing for additional information.

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

QUARTERLY UPDATE

•	In December 2003, we announced that we entered into a definitive agreement to sell our 90 percent ownership of our ACCPAC International, Inc. subsidiary (ACCPAC) to The Sage Group, plc. based on a $110 million aggregate cash price for all the outstanding equity interests of ACCPAC, including options and change of control payments for certain ACCPAC officers and managers. The sale is subject to regulatory approvals and is expected to close during the fourth quarter of fiscal year 2004. After transaction and other costs, we expect to record a pre-tax gain of approximately $88 million. The sale will complete our multi-year effort to exit the business applications market. Accounting rules require that we treat ACCPAC as a “discontinued operation,” effective December 2003. As such, we have segregated the assets, liabilities, results of operations and cash flows of this subsidiary and reclassified the related balances to “discontinued operation” for all periods presented in this Form 10-Q/A. Refer to Note H “Divestitures” of this Form 10-Q/A for additional information.

•	In December 2003, we announced that the United States District Court for the Eastern District of New York approved the plan to settle all outstanding litigation related to past accounting issues. Included in the settlement are both shareholder and ERISA class-action suits and related derivative litigation. As part of the settlement, we will issue to the shareholder classes a total of up to 5.7 million shares (settlement shares) of our common stock. An additional expense related to the settlement of approximately $8 million was recorded in the quarter ended December 31, 2003. Refer to Note J “Shareholder Litigation Settlement” and Part II, Item 1. “Legal Proceedings” of the Original Filing for additional information.

•	As previously reported, we are continuing to respond to the investigations being conducted by the Securities and Exchange Commission (SEC) and the U.S. Attorney’s Office for the Eastern District of New York. On January 8, 2004, we received a “Wells Notice” from the staff of the SEC indicating that the staff is considering recommending that the SEC bring a civil enforcement proceeding against us. At this time, we cannot predict the scope or outcome of these inquiries. Refer to Part II, Item 1. “Legal Proceedings” of the Original Filing for additional information.

•	On October 8, 2003, we reported that the ongoing investigation of the Audit Committee had preliminarily found that revenues were prematurely recognized in the fiscal year ended March 31, 2000, and that a number of software license agreements appear to have been signed after the end of the quarter in which revenues associated with such software license agreements had been recognized in that fiscal year. Those revenues, as the Audit Committee found, should have been recognized in the quarter in which the software license agreements were signed. Those preliminary findings were reported to government investigators. Since October 8, 2003, the Audit Committee has made substantial progress and is nearing completion of its independent investigation and its assessment of whether a restatement of prior period financial statements is required under U.S. generally accepted accounting principles (GAAP), and, if so, the extent of such restatement. The Audit Committee continues to believe that our current Business Model is unaffected by its investigation into our accounting practices that were in place prior to the adoption of the Business Model in October 2000, and that the historical issues it has identified in the course of its independent investigation principally concern the premature recognition of revenue.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

•	During the quarter, we announced several new product offerings, including the following:

•	Unicenter® Web Services Distributed Management is software designed to provide visibility and control for Web services, enabling customers to detect and manage Web services, respond to service interruptions and track business performance.

•	eTrustTM Secure Content Manager is software designed to provide customers with protection from viruses, spam, malicious code, and inappropriate use of the Web by employees in a single solution.

•	CA Data Protection Suite, which represents a combination of our BrightStor® ARCserve® Backup and eTrustTM Antivirus solutions, is designed to protect critical business data through the combination of our backup/restore and antivirus software.

•	eTrustTM Identity and Access Management Suite is a software offering of six integrated eTrustTM products designed to enable customers to manage internal and external user populations in a secure on-demand environment and to comply with regulatory mandates.

PERFORMANCE INDICATORS

The following is a summary of some of the quantitative performance indicators (as defined below) that may be used to assess our financial results and condition:

	For the Three Months
	Ended Dec. 31,			Percent
	2003	2002	Change	Change
	(restated)
		(dollars in millions)
Subscription revenue	$506	$362	$144	40%
Total revenue	$837	$754	$83	11%
Subscription revenue as a percent of total revenue	60%	48%	12%	25%
New deferred subscription revenue	$670	$538	$132	25%
Weighted-average license agreement duration in years	2.90	2.80	.10	4%
Cash from continuing operating activities	$339	$331	$8	2%
Income (loss) from continuing operations	$17	$(47)	$64	136%

	For the Nine Months
	Ended Dec. 31,			Percent
	2003	2002	Change	Change
	(restated)
		(dollars in millions)
Subscription revenue	$1,426	$1,019	$407	40%
Total revenue	$2,426	$2,252	$174	8%
Subscription revenue as a percent of total revenue	59%	45%	14%	31%
New deferred subscription revenue	$1,462	$1,254	$208	17%
Weighted-average license agreement duration in years	2.80	2.80	—	—
Cash from continuing operating activities	$692	$736	$(44)	(6%)
Loss from continuing operations	$(65)	$(164)	$99	60%

	Dec. 31,	March 31,		Percent
	2003	2003	Change	Change
	(dollars in millions)
Total debt	$2,300	$3,126	$(826)	(26%)

Definitions of these performance indicators are as follows:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

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

Total Revenue — Total revenue is the sum of all revenue line items. Although subscription revenue continues to increase, certain other revenue line items in our Consolidated Condensed Statements of Operations are decreasing. As we noted in our previous filings, decreases were expected in “Maintenance” and “Financing fees.” “Software fees and other” and “Professional services” decreased as well. For a more complete description of the reasons for changes in each revenue line item, refer to the “Results of Operations” section of this Form 10-Q/A.

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

Cash From Continuing Operating Activities — Cash from operations shown on our Consolidated Condensed Statements of Cash Flows represents the excess of cash collected from billings to our customers over cash paid for expenses to run our business. This amount represents what is available to pay for equipment, technology, and other investing activities, to repay debt, pay dividends, repurchase stock, and for other financing purposes. We believe this is an important performance indicator since cash generation over the long term is essential to maintaining a healthy business and providing funds to help fuel growth. We believe generating consistent cash from operations is an indication that we are achieving a high level of customer satisfaction with our products and are appropriately monitoring our expenses.

Income (Loss) From Continuing Operations — Under our Business Model, revenue is generally deferred and recognized ratably over the applicable license agreement term. Under the prior business model, license revenue was generally recognized up-front. However, costs continue to be recorded as expenses as incurred. As a result, we have generally experienced net losses since the transition to our Business Model. For the quarter ended December 31, 2003, we earned $17 million or $.03 per share. We expect to experience increases in net income as we complete the transition to our Business Model.

Total Debt — Total debt includes the current and long term portions of our debt obligations. We have made a strategic decision to reduce our overall debt level. Our current fiscal year objective of an $826 million reduction was achieved during the first quarter of fiscal year 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

For further descriptions of the items in this section, refer to the discussion of our “Results of Operations,” “Outlook,” “Liquidity and Capital Resources,” and “Risk Factors” herein and the Notes to the Consolidated Condensed Financial Statements in this Form 10-Q/A.

RESULTS OF OPERATIONS

This Form 10-Q/A reflects adjustments to revenue associated with a correction in the method of accounting for subscription revenue associated with Business Model contracts that replaced existing Business Model contracts and other miscellaneous minor adjustments. Previously, the remaining deferred subscription revenue balance associated with the contract that was being replaced was amortized over the term of the original contract. In accordance with SOP 97-2, “Software Revenue Recognition”, the correct, and revised, method amortizes the remaining deferred subscription revenue balance over the term of the new contract. The adjustments decreased revenue by $7 million and $15 million and decreased income taxes by $3 million and $6 million for the three and nine month periods ended December 31, 2003, respectively. These adjustments also increased deferred subscription revenue by approximately $14 million at December 31, 2003.

The following table presents the percentage of total revenue and the percentage of period-over-period dollar change for the line items in our Consolidated Condensed Statements of Operations for the three and nine month periods ended December 31, 2003 and 2002. These comparisons of financial results are not necessarily indicative of future results.

	For the Three Months			For the Nine Months
	Ended December 31,			Ended December 31,
			Percentage			Percentage
	Percentage of		of	Percentage of		of
	Total		Dollar	Total		Dollar
	Revenue		Change	Revenue		Change
	2003		2003/	2003		2003/
	(restated)	2002	2002	(restated)	2002	2002
Revenue
Subscription revenue	60%	48%	40%	59%	45%	40%
Software fees and other	10%	12%	(5%)	9%	12%	(13%)
Maintenance	17%	23%	(18%)	19%	25%	(18%)
Financing fees	5%	9%	(35%)	6%	10%	(36%)
Professional services	7%	8%	(5%)	7%	8%	(7%)
Total revenue	100%	100%	11%	100%	100%	8%
Expenses
Amortization of capitalized software costs	14%	15%	1%	14%	16%	(0%)
Cost of professional services	6%	8%	(10%)	7%	8%	(10%)
Selling, general and administrative	37%	44%	(7%)	39%	44%	(6%)
Product development and enhancements	20%	21%	4%	20%	21%	3%
Commissions and royalties	9%	8%	21%	8%	8%	2%
Depreciation and amortization of other intangibles	4%	5%	(6%)	4%	5%	(3%)
Other gains/expenses, net	3%	3%	NM	2%	4%	NM
Shareholder litigation settlement	1%	—	NM	7%	—	NM
Total operating expenses	93%	104%	NM	100%	105%	NM
Interest expense, net	3%	6%	(34%)	4%	6%	(32%)

NM – Not Meaningful

Note: amounts may not add due to rounding

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion of our results of operations excludes the results of ACCPAC, which is accounted for in the Consolidated Condensed Financial Statements as a discontinued operation. Refer to Note H “Divestitures” for additional information.

Revenue:

Total Revenue

Total revenue for the quarter ended December 31, 2003 increased $83 million, or 11%, from the prior year comparable quarter to $837 million. This increase was primarily due to the transition to our Business Model that began in the third quarter of fiscal year 2001. This transition resulted in an expected increase in subscription revenue from the prior year comparable period, partially offset by an expected decrease in maintenance and financing fees, as described below. Software fees and other and professional services revenue decreased for the third quarter as described below. In addition, there was a positive impact to revenue of approximately $48 million compared to the prior fiscal year quarter due to fluctuations in foreign currency exchange rates, primarily associated with the strengthening of both the Euro and the British Pound versus the U.S. dollar.

Total revenue for the nine months ended December 31, 2003 increased $174 million, or 8%, from the prior year comparable period to $2.426 billion. Consistent with and for the same reasons as the increase in total revenue for the third quarter of fiscal year 2004 as compared with the third quarter of fiscal year 2003, the increase was primarily due to the transition to our Business Model. For the nine months ended December 31, 2003, there was a positive impact to revenue of approximately $117 million compared to the prior fiscal year period due to fluctuations in foreign currency exchange rates, primarily associated with the strengthening of both the Euro and the British Pound versus the U.S. dollar. This foreign exchange rate impact was partially reduced by the impact of the sale of our banking products group in October 2002, which had contributed $12 million of revenue in the comparable nine month period of the prior fiscal year, as well as a decrease in software fees and other and professional services revenue.

Subscription Revenue

Subscription revenue for the quarter ended December 31, 2003 increased $144 million, or 40%, from the comparable prior year quarter to $506 million. The expected increase was primarily due to the transition to our Business Model in the third quarter of fiscal year 2001. The three month period ended December 31, 2003 included subscription revenue earned from licenses that were completed during the prior 12 months, which did not contribute to the revenue of the prior fiscal year quarter. In addition, there was a positive impact to subscription revenue of approximately $24 million compared to the prior fiscal year quarter due to fluctuations in foreign currency exchange rates. For the quarters ended December 31, 2003 and 2002, we added new deferred subscription revenue of $670 million and $538 million, respectively. Licenses executed under our Business Model in the quarters ended December 31, 2003 and 2002 had weighted-average durations of 2.90 years and 2.80 years, respectively. Annualized deferred subscription revenue represents the total value of all new software license agreements signed during a period divided by the weighted-average duration of all such license agreements recorded during the same period. Annualized deferred subscription revenue increased approximately $39 million, or 20%, for the quarter ended December 31, 2003 over the comparable prior year quarter to $231 million.

Subscription revenue for the nine months ended December 31, 2003 increased $407 million, or 40%, from the comparable prior year period to $1.426 billion. The increase for the nine month period is attributable to the same factors as described above for the third quarter increase. In addition, there was a positive impact to subscription revenue of approximately $56 million compared to the prior fiscal year period due to fluctuations in foreign currency exchange rates. Annualized deferred subscription revenue increased approximately $74 million, or 17%, for the nine month period ended December 31, 2003 over the comparable prior year period to approximately $522 million.

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

Software fees and other for the nine months ended December 31, 2003 decreased $33 million, or 13%, from the comparable prior year period to $226 million. The decrease was primarily due to the same reasons as noted above.

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

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
			(dollars in millions)
	2003	2002	Change	2003	2002	Change
	(restated)			(restated)
North America	$452	$459	(2%)	$1,376	$1,410	(2%)
International	385	295	31%	1,050	842	25%

	$837	$754	11%	$2,426	$2,252	8%

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

Price changes did not have a material impact on the three and nine month periods ended December 31, 2003 or on the comparable prior fiscal year periods. Barring any significant, unforeseen economic, industry, or Company changes, we believe international revenue will continue to remain at approximately 40% – 45% of total revenue for fiscal year 2004.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Selling, General and Administrative (SG&A)

SG&A expenses for the quarter ended December 31, 2003 decreased $23 million, or 7%, from the comparable prior year quarter to $306 million. The decrease was primarily attributable to a reduction in bad debt expense of $34 million as a result of a declining installment accounts receivable balances related to the prior business model. For the quarter ended December 31, 2003, we incurred legal and other professional service expenses associated with the investigations being conducted by the Audit Committee and the SEC and the U.S. Attorney’s Office of approximately $11 million, which represents an increase of approximately $9 million from the comparable prior year quarter.

SG&A expenses for the nine month period ended December 31, 2003 decreased $58 million, or 6%, compared to the prior fiscal year period to $944 million. The decrease was primarily attributable to a reduction in bad debt expense of $92 million, partially offset by a $15 million expense for severance and other termination benefits in connection with the reorganization of the U.S. channel sales organization and the creation of CA Technology Services in April 2003. For the nine month period ended December 31, 2003, we incurred legal and other professional service expenses associated with the investigations being conducted by the Audit Committee and the SEC and the U.S. Attorney’s Office of approximately $16 million, which represents an increase of approximately $11 million from the comparable prior year period.

Product Development and Enhancements

For the quarter ended December 31, 2003, product development and enhancement expenditures, also referred to as research and development, increased $6 million, or 4%, from the comparable prior year quarter to $167 million. As a percentage of operating expenses (“Total expenses before interest and taxes” excluding the impact of “Other gains/expenses, net” and “Shareholder litigation settlement”), product development and enhancement expenditures increased to approximately 22% in the quarter ended December 31, 2003 from approximately 21% in the prior fiscal year comparable quarter. This increase resulted from our continued focus on and investment in product development and enhancements for emerging technologies such as wireless, Web services and on-demand computing, as well as a broadening of our enterprise product offerings, while other operating expenses declined.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
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

Shareholder Litigation Settlement

The shareholder litigation settlement expense was based on the NYSE closing price of our common stock on the last day of the most recently completed quarter and also included certain administrative costs associated with the settlement. The estimated value of the shareholder litigation settlement increased $8 million in the third quarter of fiscal year 2004. The third quarter increase was the result of the change in the NYSE closing price of our common stock on December 31, 2003 to $27.34 as compared to the closing price of $26.11 on September 30, 2003. For the nine months ended December 31, 2003, the aggregate shareholder litigation settlement expense recorded totaled $158 million. Until all settlement shares are issued, the projected impact will be reviewed quarterly and the expense adjusted accordingly. Refer to Note J “Shareholder Litigation Settlement” and Part II, Item 1. “Legal Proceedings” of the Original Filing for additional information.

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

Net interest expense for the first nine months of fiscal year 2004 decreased $41 million, or 32%, as compared to the prior fiscal year comparable period to $89 million. The decrease was primarily due to a reduction in average debt outstanding, which resulted in a $33 million decrease in interest expense, a reduction in the weighted average interest rate, which resulted in an $8 million decrease in interest expense, and accelerated amortization of financing fees in the third quarter of fiscal year 2003. This decrease was partially offset by a $3 million gain related to the early retirement of a portion of outstanding debt in the comparable prior fiscal year period.

Operating Margins:

For the third quarter of fiscal year 2004, our pre-tax income from continuing operations was $27 million as compared to a pre-tax loss from continuing operations of $73 million in the prior year comparable quarter. The improvement in pre-tax operating results for the three months ended December 31, 2003 as compared to the quarter ended December 31, 2002 was primarily due to an increase in revenue, as noted above.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

On a year to date basis, our pre-tax loss from continuing operations was $97 million as compared to a pre-tax loss from continuing operations of $251 million in the comparable prior fiscal year period. The reduction in pre-tax loss from continuing operations for the nine months ended December 31, 2003 as compared to the comparable prior year period was primarily due to an increase in revenue and a decrease in bad debt expense as noted above, partially offset by the shareholder litigation settlement expense of $158 million recorded during the first nine months of fiscal year 2004.

Our effective tax rate from continuing operations was 37% for the quarter ended December 31, 2003. Our effective tax benefit from continuing operations was 36% for the quarter ended December 31, 2002 and 33% and 35% for the nine month periods ended December 31, 2003 and 2002, respectively.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

As of December 31, 2003 and March 31, 2003, our debt arrangements consisted of the following:

	December 31, 2003		March 31, 2003
	Maximum	Outstanding	Maximum	Outstanding
	Available	Balance	Available	Balance
		(in millions)
Debt Arrangements:
1999 Revolving Credit Facility	$—	$—	$400	$350
2002 Revolving Credit Facility	470	—	440	—
Commercial Paper	400	—	400	—
6.770% Senior Notes due April 2003	—	—	—	64
6.250% Senior Notes due April 2003	—	—	—	412
6.375% Senior Notes due April 2005	—	825	—	825
5.000% Convertible Senior Notes due March 2007	—	660	—	660
6.500% Senior Notes due April 2008	—	350	—	350
1.625% Convertible Senior Notes due December 2009	—	460	—	460
International line of credit	5	—	3	—
Other	—	5	—	5

Total		$2,300		$3,126

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

5% Convertible Senior Notes

In fiscal year 2002, we issued $660 million of unsecured 5% Convertible Senior Notes (5% Notes), due March 15, 2007, in a transaction pursuant to Rule 144A. The 5% Notes are senior unsecured indebtedness and rank equally with all existing senior unsecured indebtedness. Concurrent with the issuance of the 5% Notes, we entered into call spread repurchase option transactions to partially mitigate potential dilution from conversion of the 5% Notes. The Notes may not be redeemed by the Company during the first 3 years that they are outstanding and may be called thereafter until maturity at the Company’s option at declining premiums to par. For further information, refer to Note 6 to the Consolidated Financial Statements included in our Form 10-K for the fiscal year ended March 31, 2003.

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

Other Matters

In December 2003, the United States District Court for the Eastern District of New York approved the settlement of all outstanding litigation related to past accounting issues, subject to appeal. Included in the settlement are both shareholder and ERISA class-action suits and related derivative litigation. As part of the settlement we will issue to the shareholder classes a total of up to 5.7 million shares of our common stock, which includes payment of attorneys’ fees. If our share price is below $23.43 per share at the time of distribution, up to 2.2 million of the 5.7 million shares would be payable in cash at that price – or a maximum of $51.546 million in cash. In that case, the stock portion of the settlement would be reduced to no less than 3.5 million shares. In January 2004, approximately 1.6 million settlement shares were issued along with approximately $3.3 million to the plaintiffs’ attorneys for attorney fees and related expenses. The balance of the shares will be issued after all claims submitted pursuant to the settlement plans have been received. See Note J “Shareholder Litigation Settlement” of this Form 10-Q/A for additional information.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
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

Deferred Tax Assets

Realization of deferred tax assets is based on the assumption that we will be able to generate sufficient future taxable income so that these assets will be realized. The factors that we consider in assessing the likelihood of realization include the forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets. Future results may vary from these estimates. At this time it is not practicable to determine if we will need to increase the valuation allowance or if such future valuations will have a material impact on our financial statements.

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

Accounting for Stock-Based Compensation

As described in Note D “Accounting for Stock-Based Compensation” of this Form 10-Q/A, we have used the Black-Scholes option-pricing model historically to determine the estimated fair value of each option grant. The Black-Scholes model includes assumptions regarding dividend yields, expected volatility, expected lives, and risk-free interest rates. These assumptions reflect our best estimates, but these items involve uncertainties based on market conditions generally outside of our control. As a result, if other assumptions had been used in the current period, stock-based compensation expense could have been materially impacted. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in future years.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
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

As previously reported, we have been responding to an ongoing joint inquiry being conducted by the staff of the Northeast Regional Office of the Securities and Exchange Commission and the United States Attorney’s Office for the Eastern District of New York concerning certain of our accounting practices. On January 8, 2004, we received a “Wells Notice” from the staff of the SEC indicating that the staff is considering recommending that the SEC bring a civil enforcement proceeding against us. See Part II, Item 1. “Legal Proceedings” of the Original Filing for additional information. Although we are unable at this point to predict the scope or outcome of this inquiry, it is possible that it could result in the institution of administrative, civil injunctive or criminal proceedings, the imposition of fines and penalties, suspensions or debarments from government contracts, and/or other remedies and sanctions. The conduct of these proceedings could negatively impact our stock price. In addition, we expect to continue to incur expenses associated with responding to these agencies, regardless of the outcome, and the efforts and attention of our management team may be diverted from normal business operations. This could adversely affect our business, financial condition, operating results, and cash flow.

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

The Company’s credit ratings have been downgraded and could be downgraded further.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

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

In the past, licensees using proprietary operating systems were furnished with “source code,” which makes the operating system generally understandable to programmers, “object code,” which directly controls the hardware and other technical documentation. Since the availability of source code facilitated the development of systems and applications software, which must interface with the operating systems, independent software vendors such as us were able to develop and market compatible software. Microsoft, IBM, and other vendors have a policy of restricting the use or availability of the source code for some of their operating systems. To date, this policy has not had a material effect on us. Some companies, however, may adopt more restrictive policies in the future or impose unfavorable terms and conditions for such access. These restrictions may, in the future, result in higher research and development costs for us in connection with the enhancement and modification of our existing products and the development of new products. Although we do not expect that such restrictions will have this adverse effect, there can be no assurances that such restrictions or other restrictions will not have a material adverse effect on our business, financial condition, operating results, and cash flow.

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

PART II. OTHER INFORMATION

Item 6:

EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

15.1	Accountants acknowledgement letter

31.1	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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