Form 10-K
period 2004-03-31
COMPUTER ASSOCIATES INTERNATIONAL INC
filed 2004-06-14
CIK 356028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-9247

Computer Associates International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-2857434
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

One Computer Associates Plaza, Islandia,
New York	11749
(Address of principal executive offices)	(Zip Code)

(631) 342-6000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common stock, par value $.10 per share	New York Stock Exchange
Series One Junior Participating Preferred Stock, Class A	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: ☑ Yes   ☐ No.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III to this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): ☑ Yes   ☐ No.

The aggregate market value of the common stock held by non-affiliates of the Registrant as of September 30, 2003 was $11,830,354,419 based on the closing price of $26.11 on the New York Stock Exchange on that date.

Number of shares of common stock outstanding at June 9, 2004:
584,802,655 shares of common stock, par value $.10 per share.

Documents Incorporated by Reference:

Part III — Proxy Statement to be issued in conjunction with the Registrant’s Annual Stockholders’ Meeting.

This Annual Report on Form 10-K contains certain forward-looking information relating to Computer Associates International, Inc. that is based on the beliefs of and assumptions made by our management as well as information currently available to management. When used in this Report, the words “anticipate,” “believe,” “estimate,” “expect,” and similar expressions are intended to identify forward-looking information. Such information reflects our current views with respect to future events and is subject to certain risks, uncertainties, and assumptions, some of which are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors.” Should one or more of these risks or uncertainties occur, or should our assumptions prove incorrect, actual results may vary materially from those described in this Report as anticipated, believed, estimated, or expected. We do not intend to update these forward-looking statements except as may be required by law.

PART I

Item 1. Business.

(a) General Development of Business

Overview

Incorporated in Delaware in 1974, Computer Associates is one of the world’s largest providers of management software. We commenced operations in 1976 and completed an initial public offering of common stock in December 1981. We design, market, and license computer software products that allow businesses to efficiently run, manage, and automate critical aspects of their IT operations. Our common stock is traded on the New York Stock Exchange under the symbol “CA.”

We have a broad portfolio of software products that are designed to operate with all major business computer hardware platforms, operating systems, and products marketed by other hardware and software companies. Our software products include those that we have sold for many years, as well as newer products designed to address our customers’ evolving business needs. Where appropriate, our products are specifically designed to work well with our other software products. Because the time, effort, and cost to make different software products work together is high, customers place greater value on software products that work well with one another.

We have a large and broad base of customers and estimate that 95% of the Fortune 500® companies currently use our products. When customers enter into a software license agreement with us, they often pay for the right to use our software for a specified period of time. Upon the expiration of the term of the agreement, the customer often must either renew the license agreement or pay usage/maintenance fees, if applicable, for the right to continue to use our software and receive support. We experience contract renewal rates of approximately 80%. We believe that the existing relationships with our customers provide us the opportunity to cross-sell new software products to them.

We are considered an Independent Software Vendor (ISV). ISVs develop and license software products that can increase the efficiency of computer hardware platforms or operating systems sold by other vendors. Companies that make the computer hardware and operating systems — including Microsoft, IBM, Hewlett-Packard (HP) and Sun Microsystems — often encourage and support ISVs. In some cases, these companies sell software that compete with our products.

Business Developments

We occasionally acquire new software technology to complement our existing core software products and divest certain products that no longer fit with our core business strategy.

In March 2004, we sold our approximate 90% interest in ACCPAC International, Inc. (ACCPAC), to The Sage Group, plc. (Sage). Our net proceeds totaled $104 million for all of our outstanding equity interests of ACCPAC, including options and change of control payments for certain ACCPAC officers and managers. We received approximately $90 million of the net proceeds in fiscal year 2004 and the remainder in fiscal year 2005. ACCPAC specializes in accounting, customer relationship management, human resources, warehouse management, manufacturing, electronic data interchange, and point-of-sale software for small and medium-sized businesses. As a result of the sale, we realized a gain, net of taxes, of approximately $60 million, and approximately 600 employees were transferred to Sage. The sale completed our multiyear effort to exit the business applications market. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the prior year assets and liabilities of ACCPAC have been reclassified as a discontinued operation on the Consolidated Balance Sheets. In addition, the results of operations of ACCPAC, including the gain on the sale in fiscal year 2004, have been recorded as discontinued operations for all periods presented.

During fiscal year 2004, we made several strategic acquisitions to complement certain of our product lines. These included eSecurity Online, a maker of security and security-related software; Silent Runner, a maker of network security software that safeguards electronic property; and Miramar Systems, a leading provider of desktop migration tools. The aggregate purchase price for all acquisitions was approximately $53 million.

(b) Financial Information About Segments

Our global business is principally in a single industry segment — the design, development, marketing, licensing, and support of software products that can operate on a wide range of hardware platforms and operating systems.

See Note 4 of the Consolidated Financial Statements for financial data pertaining to our segment and geographic operations.

(c) Narrative Description of Business

Products

In many cases, customers work with several vendors that provide different hardware platforms and operating systems. Designed to work with almost every commercially available computer hardware platform and with all common software operating systems, our software products address our customers’ IT requirements in the following areas: enterprise management, security management, storage management, application life cycle management, data management and application development, and portal and business intelligence. Our products are supported by CA Common Services™ and Portal Technology (described below), so that they can work alone or together with other vendors’ software products.

CA Common Services is a term used to describe the common infrastructure that allows our software products to work together with those from other companies. We believe CA Common Services improves efficiency and reduces the problems associated with running multiple software products. Our Portal Technology gives customers a web-based, personalized workplace of our software products.

Our Product Areas:

Unicenter® for Infrastructure Management — Our Unicenter products are designed to improve the efficiency and responsiveness of our customers’ computing operations. These products identify and help resolve problems within a customer’s IT infrastructure. These products also automate time-consuming tasks such as software installation, tracking computing assets, and managing customers’ databases. We offer Unicenter products across the following three major solution areas:

•	Operations Management — These products focus on the availability, health, and performance of the entire computing system, from mainframe computers to handheld devices. Products include Unicenter® Network and Systems Management, Unicenter® NetMaster™, Unicenter® AutoSys® Job Management, Unicenter® CA-7® Job Management, and Unicenter® Database Management.

•	Service Management — These products manage and measure service levels to help ensure that the IT infrastructure continuously meets business demands. Products include Unicenter® ServicePlus Service Desk, and Unicenter® Service Level Management.

•	Resource Management — These products are designed to enable organizations to discover, track, collect, maintain, and manage their IT resources. Products include Unicenter® Argis® Portfolio Asset Management, Unicenter® Asset Management, and Unicenter® Software Delivery.

eTrust™ for Security Management — Our eTrust solutions simplify security management by providing an innovative, comprehensive approach to security. The products protect information assets and resources; provide appropriate system and information access to employees, customers, and partners; and centrally manage security-related administration. We offer eTrust products in the following three categories:

•	Identity and Access Management — eTrust™ Identity and Access Management Suite empowers IT organizations to manage growing internal and external user populations; secure an increasingly complex array of resources and services; and comply with critical regulatory mandates. Solutions include eTrust™ Access Control, eTrust™ Admin, eTrust™ CA-ACF2® Security, eTrust™ CA-Top Secret® Security, eTrust™ Directory, eTrust™ Single Sign-On, and eTrust™ Web Access Control.

•	Threat Management — These products are designed to help customers identify and eliminate internal and external threats such as harmful computer viruses; unauthorized access into computing systems; and security weaknesses associated with operating systems, databases, networks, and passwords. Solutions include eTrust™ Antivirus, eTrust™ EZ Armor™, eTrust™ Intrusion Detection, eTrust™ Secure Content Manager, and eTrust™ Vulnerability Manager.

•	Security Information Management — These solutions help to integrate and prioritize security event information created by CA and third-party security products and enable customers to increase operational efficiencies, help ensure business continuity, adhere to regulatory compliance, and mitigate risks. Solutions include eTrust™ Network Forensics, eTrust™ 20/20™, eTrust™ Security Command Center, and eTrust™ Vulnerability Manager.

BrightStor® for Storage Management — These products are designed to enable companies to centrally manage enterprise storage, while helping to ensure continuous availability and integrity of data. This increases storage efficiency and mitigates risk.

BrightStor solutions help control escalating costs, increase the effectiveness of storage resources, and support business continuity and regulatory compliance. Solutions include BrightStor® ARCserve® Backup, BrightStor® Enterprise Backup, BrightStor® ARCserve® Backup for Laptops & Desktops, BrightStor® SAN Designer, BrightStor® SAN Manager, BrightStor® Storage Resource Manager, BrightStor® CA-Vantage™ Storage Resource Manager, and BrightStor® CA-1® Tape Management.

AllFusion® for Application Life Cycle Management — These products are designed to automate the life cycles of systems and applications, from design and development to deployment and maintenance. These products integrate with existing environments and infrastructures, and provide management of the software development process for any platform, from the mainframe to the Web. Products include AllFusion® ERwin® Data Modeler for application and data design, AllFusion® Harvest Change Manager for distributed platforms, AllFusion® Endevor® Change Manager for mainframe platforms, and AllFusion® Gen for application generation.

Advantage™ for Data Management and Application Development — These products are designed to help customers store and manage large amounts of data; and automate, standardize, and improve the processes they use to build and maintain vital company information. Products include Advantage™ EDBC®, Advantage™ CA-Datacom®, Advantage™ Ingres®, and Advantage™ CA-IDMS® Database.

CleverPath™ for Portal and Business Intelligence — These solutions enable businesses to centralize information access; refine, analyze, and sort data; create and distribute informative reports; and develop executive dashboards that mirror their business processes. Products include CleverPath™ Portal, CleverPath™ Aion® Business Rules Expert, and CleverPath™ Dashboard Option.

Business Model

Customers face challenges when trying to achieve their desired returns on software investments. These challenges are compounded by traditional software pricing models that often force companies to make long-term commitments for projected capacities. When these projections are inaccurate, the desired returns on investment are not achieved. Many companies are also concerned that, due to short product life cycles for some software products, new products may become available before the end of their current software license agreement periods. In addition, some companies, particularly those in new or evolving industries, want pricing structures that are linked to the growth of their businesses to minimize the risks of overestimating capacity projections.

We believe we can service our customers better by offering more flexible licensing terms to help ensure they realize maximum value from their software investments. In October 2000, we formalized this philosophy and refer to it as our Business Model.

Our Business Model offers customers a wide range of purchasing and payment options. Under what we call “FlexSelect LicensingSM,” customers can license our software products for relatively short periods of time, including on a monthly basis. By offering more flexible licensing agreements, customers can evaluate whether our software meets their needs before making larger commitments. As customers become more comfortable with their software investments, they typically license our software for longer terms, generally up to three years.

Some customers prefer to choose cost certainty and sign longer-term agreements. Under FlexSelect Licensing, customers can also license our software products under traditional one-, two-, or three-year licenses. We provide our customers with the option to change their product mix after an initial period of time to mitigate their risks. We also help customers reduce uncertainty by providing a standard pricing schedule based on simple usage tiers.

We also offer software licenses to customers based on the value created from our customers’ business processes by linking our pricing structure to the growth of our customers’ businesses. For example, an airline company may choose to license our software based on the number of passenger miles flown during a defined period. Although this practice is not widely utilized by our customers, we believe this metric-based approach is unique in the software industry and can provide us with a competitive advantage.

As a result of the flexible licensing terms we offer our customers, specifically the right to receive software in the future within defined product lines for no additional fee, we are required under accounting principles generally accepted in the United States of America (GAAP) to recognize revenue from our license agreements ratably over the license term. For a description of how ratable revenue recognition has impacted our financial results, refer to “Results of Operations” within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our Business Model is one aspect that exemplifies our commitment to helping our customers receive ongoing value from our software. In addition, our professional services organization offers customers a single point of contact for all their installation, integration, and ongoing maintenance needs. Customer Advocates maintain customer relationships, identify possible areas for additional education or services, and help ensure that customers maximize the benefits of the licensed software. We have begun adding Sales Specialists (sales persons who focus on a single product area, such as storage management or security management) and Account Directors (single persons responsible for overall account management of specific customers) to enhance the sales and customer satisfaction process.

We compensate many of our employees based upon improvements in customer satisfaction, as measured by independent customer satisfaction surveys.

In addition to investment in research and development, we support our customers through the following means:

•	CA Technical Support — We have highly skilled customer response specialists who provide quality assistance online or over the phone, 24 hours a day, 365 days a year.

•	CA CustomerConnectSM — Customers can order and download software products, update their account information, and obtain support or assistance at any time through our website, customerconnect.ca.com. We have approximately 15,000 registered users on CustomerConnect. As part of CustomerConnect, we offer “SupportConnectSM,” which provides web-based problem diagnosis, program fixes, access to our customer support databases, and other sources of information.

•	CA Technology Services™ — Our pre-sales technical and post-sales professional services organizations were combined in April 2003 to form the CA Technology Services organization. The CA Technology Services organization offers customers a single point of contact for a broad range of pre- and post-sales services, from education and training to consulting and implementation. Our post-sales service engagements focus on our software products, helping us to ensure that our customers receive the highest level of satisfaction.

•	CA Education — Our education programs are designed to help our customers gain better value from our software. These programs are available at customer sites, CA Learning Centers, and through computer or web-based programs.

Sales and Marketing

We distribute, market, and support our software products through our own sales force and through a network of independent, value-added resellers (VARs), original equipment manufacturers (OEMs), distributors, and dealers. Facilities managers, including CSC, EDS, and IBM Global Services, often deliver IT services using our software products to companies that prefer to outsource their IT operations.

Our sales organization operates on a worldwide basis. Each geographic territory offers all or most of our software products. As of March 31, 2004, we had approximately 4,900 sales and sales support personnel, including our CA Technology Services team, solution-focused Sales Specialists, Account Directors, and Customer Advocates.

We also operate through branches and subsidiaries located in 45 countries outside the United States. Each of these organizations has a sales team that offers all or most of our software products in its territory. Approximately 48% of our revenue in fiscal year 2004 was derived from operations outside the United States.

We actively encourage VARs to market our software products. VARs often combine our software products with specialized consulting services. A VAR services a particular market or sector and provides enhanced user-specific solutions.

During the past several years, we formed joint ventures with leading technology providers, predominately in Asia. By aligning with local technology providers in a particular geographic area, these joint ventures offer additional avenues through which we can market and license our software products to customers.

Quality

We achieved global ISO 9001:2000 certification in March 2003. This certification is recognized globally as the highest standard of quality a company can achieve within the ISO 9000 series of standards. Our quality initiatives include documenting processes, defining responsibilities and authorities, measuring performance against predetermined goals, and auditing for compliance, with a special emphasis on continual business process improvement and increasing customer satisfaction.

We have also initiated department-specific processes and procedures designed to achieve the highest levels of quality. For example, in our development organization, we use a Software Development Methodology that is designed to standardize all of our development life cycle systems and procedures. The goal is to reduce mistakes or errors.

Project 360°, a company-wide initiative designed to integrate development and marketing efforts and improve communications, builds on our Software Development Methodology to further enhance our product life cycle. By driving better teamwork among departments, we believe we can deliver innovative, customer-focused software products to market faster than ever before.

Product Development

We continue to invest extensively in product development and enhancements. We anticipate that we will continue to adapt our software products to the rapid changes in the computer industry and will continue to enhance our products to help them remain compatible with hardware changes. We expect that we will continue to be able to improve our software products to work with the latest hardware platforms and operating systems.

We have several programs designed to involve customers throughout our software product development process. The Development Buddy™ Program gives customers direct access to our development resources and provides us with feedback to help produce new software products. Our beta software program involves delivery of new software products to selected customers for testing before we make the products generally available. Our Product Advisory Council of experienced IT professionals acts as an independent adviser for software design and development. We also work with approximately 250 recognized worldwide user groups, comprised of licensed customers, who actively communicate with each other and with us about our software products. Each of these programs provides us with valuable information that we use to develop and enhance our software products.

We also pursue “next-generation” technologies that we believe our customers need to enhance their businesses. Our research and development efforts, across all of our product areas, include emerging technologies such as:

•	Linux — We continue to support all enterprise software product technology platforms available to our customers, including the Linux operating system. Linux is a UNIX-compatible operating system developed by volunteers on the Internet and distributed freely in electronic form. We offer Linux-based software across all of our solution areas for distributed (desktop or server environment) and mainframe computing systems.

•	Wireless — We have extended our software products to help customers manage, secure, and provide information access throughout a wireless environment. Our products are designed to help customers integrate enterprise management capabilities, secure wireless networks, increase performance and productivity, and improve service levels.

•	Web services — Web services allow communication over the Internet regardless of the operating system or programming language. Our software products are designed to help customers build, manage, secure, and integrate Web services into their computing systems.

In the United States, product development is primarily performed at our facilities in San Diego, California; Lisle, Illinois; Framingham, Massachusetts; Mount Laurel, New Jersey; Princeton, New Jersey; Islandia, New York; Pittsburgh, Pennsylvania; Plano, Texas; and Herndon, Virginia. Internationally, we also perform product development in Australia, China, France, Germany, India, Israel, Japan, and the United Kingdom.

Some of our software products were acquired from other companies and individuals. We continually seek to complement and improve our software portfolio through acquisitions and strategic partnerships. The purchase price of acquired software products (purchased software) is capitalized and amortized over the estimated useful life of such products over a period not exceeding seven years.

Proprietary Rights

Certain aspects of our products and technology are proprietary. We rely on U.S. and foreign intellectual property laws, including patent, copyright, trademark, and trade secret laws to protect our proprietary rights. As of March 31, 2004, we have received 280 patents worldwide and have more than 1,345 patent applications pending worldwide for our software technology. However, the extent and duration given to different types of intellectual property rights vary under different countries’ legal systems, and in certain countries, full-scale intellectual property protection for our products and technology may be unavailable, or the laws of these other jurisdictions may not protect our proprietary technology rights to the same extent as the laws of the United States. We also maintain contractual restrictions in our agreements with customers, employees, and others to protect our intellectual property rights. In addition, we license software and technology from third parties, including some competitors, and incorporate them into our own software products.

The source code for our products is protected both as a trade secret and as a copyrighted work. Some of our customers are beneficiaries of a source code escrow arrangement that enables the customer to obtain a contingent, future-limited right to access our source code. If our source code is accessed, the likelihood of misappropriation or other misuse of our intellectual property may increase.

We believe that our products and technologies do not infringe the proprietary rights of third parties. Third parties, however, may assert infringement claims against us in the future with respect to current or future products, and any such assertion may require us to enter into royalty arrangements or result in costly and time-consuming litigation.

Competition

The markets in which we compete are marked by rapid and substantial technological change, the steady emergence of new companies and products, evolving industry standards, and changing customer needs. Some of the factors with which our products compete include, but are not limited to: performance, quality, breadth of product group, integration of products, brand name recognition, price, functionality, customer support, frequency of upgrades and updates, manageability of products, and reputation.

We compete with many established companies in the markets we serve. Some of these companies have substantially greater financial, marketing, and technological resources, larger distribution capabilities, earlier access to customers, and greater opportunity to address customers’ various information technology requirements than us. These factors may provide our competitors with an advantage in penetrating markets with their products. We also compete with many smaller, less established companies that may be able to focus more effectively on specific product segments or markets. We believe, however, that the breadth and quality of our product offerings provide us with a competitive advantage in the marketplace. We compete with many software providers across our six product areas. Some of our competitors include:

•	Infrastructure Management: BMC, HP, and IBM

•	Security Management: IBM, Network Associates, and Symantec

•	Storage Management: EMC, IBM, and VERITAS

•	Application Life Cycle Management: Embarcadero, IBM, Serena, and Sybase

•	Data Management and Application Development: Compuware, IBM, and Oracle

•	Portal and Business Intelligence: Business Objects, Cognos, IBM, and Oracle

Risks

Current and potential stockholders should consider carefully the risk factors described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Any of these factors, or others, many of which are beyond our control, could negatively affect our future business, financial condition, operating results, and cash flow.

Customers

No individual customer accounted for a material portion of our revenue during any of the past three fiscal years, or a material portion of deferred subscription revenue reported in the balance sheet at the end of any period in the past three fiscal years. The majority of our software products are used with relatively expensive computer hardware. As a result, most of our revenue is generated from customers who have the ability to make substantial commitments to software and hardware implementations. Our software products are used in a broad range of industries, businesses, and applications. Our customers include manufacturers, technology companies, retailers, banks, insurance companies, other financial services providers, educational institutions, health care institutions, and governmental agencies.

Employees

The table below sets forth the approximate number of employees by location and department as of March 31, 2004:

Employees as
of March 31,
Location	2004
Corporate headquarters	2,500
Other U.S. offices	5,800
International offices	7,000

Total	15,300

Employees as
of March 31,
Department	2004
Product development	5,100
Sales and support (including pre-sales and post-sales)	4,900
Professional services	1,400
Information technology support, finance, and administration	3,900

Total	15,300

As of March 31, 2004 and 2003, we had approximately 15,300 and 16,000 employees, respectively. In connection with the restructuring of the U.S. channel sales organization and the combination of the pre- and post-sales technical organizations in April 2003, approximately 450 positions worldwide were eliminated in the first quarter of fiscal year

2004. In addition, approximately 600 employees were transferred to the acquirer of our ACCPAC subsidiary in the fourth quarter of fiscal year 2004. The decrease in the number of employees due to the ACCPAC divestiture was partially offset by an increase of approximately 350 other employees during the year. We believe our employee relations are satisfactory.

(d) Financial Information About Geographic Areas

See Note 4 of the Consolidated Financial Statements for financial data pertaining to our segment and geographic operations.

(e) Available Information

Our website address is ca.com. All filings we make with the SEC, including our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K, and any amendments, are available for free on our website as soon as reasonably practicable after they are filed or furnished to the SEC. Our SEC filings are available to be read or copied at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be obtained for free on the SEC’s Internet site at sec.gov. The reference to our website address does not constitute incorporation by reference of the information contained on the website in this Report or other filings with the SEC, and the information contained on the website is not part of this document.

Our website also contains information about our initiatives in corporate governance, including our corporate governance principles and the charters of the committees of the Board of Directors. These documents can also be obtained in print by writing to our Corporate Secretary at the Company’s world headquarters. Visit ca.com/governance for details.

Item 2. Properties.

Our principal real estate properties are located in areas necessary to meet sales and operating requirements. All of the properties are considered to be both suitable and adequate to meet current and anticipated operating requirements.

As of March 31, 2004, we leased 108 facilities throughout the United States and 133 facilities outside the United States. Expiration dates on significant lease obligations extend to 2023.

We own an approximately 850,000-square-foot corporate headquarters in Islandia, New York, as well as various facilities throughout the United States ranging from 15,000 to 235,000 square feet. We own one facility in Germany totaling approximately 100,000 square feet, one facility in Italy with approximately 140,000 square feet, and an approximately 215,000-square-foot European headquarters in the United Kingdom.

We own and lease various computer, telecommunications, electronic, and transportation equipment. We also lease mainframe and distributed computers at our facilities in Islandia, New York, and Lisle, Illinois. This equipment is used for internal product development, technical support efforts, and administrative purposes. We consider our computer and other equipment to be adequate for our current and anticipated needs. See “Contractual Obligations” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 7 of the Consolidated Financial Statements for information concerning lease obligations.

Item 3. Legal Proceedings.

The Company, its former Chairman and CEO Charles B. Wang, its former Chairman and CEO Sanjay Kumar, and Russell M. Artzt were defendants in a number of stockholder class action lawsuits, the first of which was filed July 23, 1998, alleging that a class consisting of all persons who purchased the Company’s common stock during the period from January 20, 1998, until July 22, 1998, were harmed by misleading statements, misrepresentations, and omissions regarding the Company’s future financial performance. These cases, which sought monetary damages, were consolidated into a single action in the United States District Court for the Eastern District of New York (the Federal Court), the proposed class was certified, and discovery was completed. Additionally, in February and March 2002, a number of stockholder lawsuits were filed in the Federal Court against the Company and Messrs. Wang, Kumar, Ira H. Zar, the Company’s former Chief Financial Officer, and in one instance, Mr. Artzt. The lawsuits generally alleged, among other things, that the Company made misleading statements of material fact or omitted to state material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading in connection with the Company’s financial performance. Each of the named individual plaintiffs in the 2002 lawsuits sought to represent a class consisting of purchasers of the Company’s common stock and call options and sellers of put options for the period from May 28, 1999, through February 25, 2002. The 2002 cases were consolidated, and the Company’s former independent auditor, Ernst & Young LLP, was named as a defendant. In addition, in May 2003, a class action lawsuit captioned John A. Ambler v. Computer Associates International, Inc., et al. was filed in the Federal Court. The complaint in this matter, a purported class action on behalf of the Computer Associates Savings Harvest Plan (the CASH Plan) and the participants and beneficiaries of the CASH Plan for a class period running from March 30, 1998, through

May 30, 2003, asserted claims of breach of fiduciary duty under ERISA, the federal Employee Retirement Income Security Act. The named defendants were the Company, the Company’s Board of Directors, the CASH Plan, the Administrative Committee of the CASH Plan, and the following current or former employees and/or directors of the Company: Charles B. Wang; Sanjay Kumar; Ira Zar; Russell M. Artzt; Peter A. Schwartz; Charles P. McWade; and various unidentified alleged fiduciaries of the CASH Plan. The complaint alleged that the defendants breached their fiduciary duties by causing the CASH Plan to invest in Company securities and sought damages in an unspecified amount.

A derivative lawsuit was filed against certain current and former directors of the Company, based on essentially the same allegations as those contained in the February and March 2002 stockholder lawsuits discussed above. This action was commenced in April 2002 in Delaware Chancery Court, and an amended complaint was filed in November 2002. The defendants named in the amended complaints were the Company as a nominal defendant, current Company directors Messrs. Artzt, Lewis S. Ranieri, and Alfonse M. D’Amato, and former Company directors Ms. Shirley Strum Kenny and Messrs. Wang, Kumar, Willem de Vogel, Richard Grasso, and Roel Pieper. The derivative suit alleged breach of fiduciary duties on the part of all the individual defendants and, as against the current and former management director defendants, insider trading on the basis of allegedly misappropriated confidential, material information. The amended complaints sought an accounting and recovery on behalf of the Company of an unspecified amount of damages, including recovery of the profits allegedly realized from the sale of common stock of the Company.

On August 25, 2003, the Company announced the settlement of all outstanding litigation related to the above-referenced stockholder and derivative actions as well as the settlement of an additional derivative action filed in the Federal Court in connection with the settlement. Following the approval of the Federal Court, which was granted in December 2003, the Company agreed to issue a total of up to 5.7 million shares of common stock to the shareholders represented in the three class action lawsuits, including payment of attorneys’ fees. The settlement provides that if the Company’s share price is below $23.43 per share at the time of distribution, up to 2.2 million of the 5.7 million shares will be payable in cash at that price — or approximately $52 million in cash. In that case, the stock portion of the settlement would be reduced to no less than 3.5 million shares. In January 2004, approximately 1.6 million settlement shares were issued along with approximately $3.3 million to the plaintiffs’ attorneys for attorney fees and related expenses. In March 2004, approximately 0.2 million settlement shares were issued to participants and beneficiaries of the CASH Plan. The remaining 3.8 million settlement shares, less any additional administrative expenses, will be issued to class members in the stockholder class action lawsuits upon completion of the claims administration process. At the time of the distribution to the class members, if the price of the Company’s stock is below $23.43 per share, a portion of the remaining settlement shares (currently up to 1.5 million shares) will be distributed to the class members in cash at the price of $23.43 per share. Therefore, as of March 31, 2004, the Company’s maximum cash distribution would have been approximately $35 million. In settling the derivative suit, the Company committed to maintain certain corporate governance practices. Under the settlement, the Company and the individual defendants are released from any potential claim by shareholders relating to accounting-related or other public statements made by the Company or its agents from January 1998 through February 2002 (and from January 1998 through May 2003 in the case of the employee ERISA action), and the individual defendants are released from any potential claim by the Company or its shareholders relating to the same matters. Ernst & Young LLP is not a party to the settlement. The settlement was reviewed by the independent directors who chair the Company’s Governance, Audit, and Compensation and Human Resource Committees of the Board of Directors as well as by all non-interested, independent directors who were not named in any of the suits. It was also approved by the Board’s independent directors as a whole.

The Company has been providing documents and other information to the United States Attorney’s Office for the Eastern District of New York and the staff of the Northeast Regional Office of the SEC in connection with an ongoing investigation concerning certain of the Company’s accounting practices, including its revenue recognition procedures in periods prior to the adoption of the Company’s Business Model in October 2000. On January 8, 2004, the Company received a “Wells Notice” from the staff of the SEC. The Wells Notice notifies the Company that the staff of the SEC is considering recommending that the SEC bring a civil enforcement proceeding against the Company for possible violations of the federal securities laws arising from the Company’s premature recognition of revenue from software license agreements in periods prior to the adoption of the Company’s Business Model, including revenue from contracts that were not fully executed or otherwise finalized until after the quarter in which the revenue associated with such contracts had been recognized. On April 14, 2004, the Company responded to the Wells Notice and is discussing with the United States Attorney’s Office for the Eastern District of New York and the staff of the SEC a resolution of the investigation against the Company.

In response to the investigation described in the preceding paragraph, the Board of Directors authorized the Audit Committee to conduct an independent investigation into the timing of revenue recognition by the Company. On October 8, 2003, the Company reported that the ongoing investigation by the Audit Committee had preliminarily found that revenues were prematurely recognized in the fiscal year ended March 31, 2000, and that a number of software license agreements appeared to have been signed after the end of the quarter in which revenues associated with such software license agreements had been recognized in that fiscal year. Those revenues, as the Audit Committee found, should have been recognized in the quarter in which the software license agreements were signed. Those preliminary findings were reported to government investigators.

Following the Audit Committee’s preliminary report and at its recommendation, the Company asked for and received the resignations of four executives who oversaw the relevant financial operations during the period in question, including the Company’s then Chief Financial Officer, Ira Zar. On January 22, 2004, one of these individuals pleaded guilty to federal criminal charges of conspiracy to obstruct justice in connection with the ongoing joint investigation, and on April 8, 2004, Mr. Zar and two other executives pleaded guilty to charges of conspiracy to obstruct justice and conspiracy to commit securities fraud in connection with the investigation. The SEC filed related actions against each of the four executives alleging that they participated in a widespread practice that resulted in the improper recognition of revenue by the Company. Without admitting or denying the allegations in the complaints, Mr. Zar and two other executives each consented to a permanent injunction against violating, or aiding and abetting violations of, the securities laws, and also to a permanent bar from serving as an officer or director of a publicly held company. Litigation against the four executives with respect to the Commission’s claims for disgorgement and penalties is continuing. A number of other employees, primarily in the Company’s legal and finance departments, have been terminated or have resigned as a result of matters under investigation by the Audit Committee, including Steven Woghin, the Company’s former General Counsel. Stephen Richards, the Company's former Executive Vice President of Sales, resigned from his position and was relieved of all duties in April 2004, and is leaving the Company at the end of June 2004. Additionally, on April 21, 2004, Sanjay Kumar resigned as Chairman, a director and Chief Executive Officer of the Company, and assumed the role of Chief Software Architect. Thereafter, Mr. Kumar resigned from the Company effective June 30, 2004.

The Company cannot predict the scope, timing, or outcome of the investigation and other matters referred to herein, which may include the institution of administrative, civil injunctive, or criminal proceedings, the imposition of fines and penalties, which may be significant, suspensions or debarments from government contracts, and other remedies and sanctions, any of which could lead to an adverse impact on our credit ratings and ability to obtain financing, an adverse impact on the Company’s stock price, loss of additional senior management, the inability to attract or retain key employees, and the loss of customers. In addition, under the law, the illegal acts of the Company’s employees may be ascribed to the Company. The Company cannot predict what impact, if any, these matters may have on its business, financial condition, results of operations, and cash flow. The Company recorded a $10 million charge in the fourth quarter of fiscal year 2004 associated with the pending government investigation. This charge was based on an initial offer the Company made to the government in connection with settlement discussions associated with the Department of Justice and SEC investigation.

In April 2004, the Audit Committee completed its internal investigation and determined that the Company should restate certain financial data to properly reflect the timing of the recognition of license revenue for the Company’s fiscal years ended March 31, 2001 and 2000. For more information regarding this restatement, please see Item 6, “Selected Financial Data.” Additional information can also be found in the Form 8-K the Company filed with the SEC on April 26, 2004. The Audit Committee believes that the Company’s financial statements under its current Business Model are unaffected by the accounting practices that were in place prior to the adoption of the Business Model in October 2000, and that the historical issues it had identified in the course of its independent investigation concerned the premature recognition of revenue. The Company continues to implement and consider additional remedial actions it deems necessary.

In July 2002, two derivative lawsuits were filed against the then directors of the Company in the Delaware Chancery Court. These lawsuits alleged waste and breach of fiduciary duties in connection with the Company’s payment to and standstill agreement with Sam Wyly and Ranger Governance Ltd., pursuant to which they agreed, among other things, not to engage in a proxy contest with the Company for five years and to extend Mr. Wyly’s noncompete agreement with the Company. By stipulation of the parties to the litigation, the Chancery Court dismissed these lawsuits, with prejudice, in April 2004.

The Company, various subsidiaries, and certain current and former officers have been named as defendants in various other lawsuits and claims arising in the normal course of business. The Company believes that it has meritorious defenses in connection with such lawsuits and claims, and intends to vigorously contest each of them. In the opinion of the Company’s management, the results of these other lawsuits and claims, either individually or in the aggregate, are not expected to have a material effect on the Company’s financial position, results of operations, or cash flow.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Executive Officers of the Registrant.

The name, age, present position, and business experience of our executive officers as of June 7, 2004, are listed below:

Name	Age	Position
Kenneth D. Cron	47	Interim Chief Executive Officer and Director
Jeff Clarke	42	Chief Operating Officer and Chief Financial Officer
Russell M. Artzt	57	Executive Vice President and Director
Gregory W. Corgan	50	Executive Vice President-- Worldwide Sales
Gary Quinn	43	Executive Vice President-- Sales Support
Mark J. Barrenechea	39	Senior Vice President-- Product Development
Robert B. Lamm	57	Senior Vice President, Secretary, and Director of Corporate Governance
Una O’Neill	34	Senior Vice President-- CA Technology Services
Douglas E. Robinson	48	Senior Vice President and Controller
Mary Stravinskas	43	Senior Vice President and Treasurer

Mr. Cron was named Interim Chief Executive Officer in April 2004. He joined the Company’s Board of Directors in 2002. Previously, Mr. Cron was Chief Executive Officer of Vivendi Universal Games, a division of Vivendi Universal, S.A. Previously, Mr. Cron served as Chief Executive Officer of the Flipside Network, a division of Vivendi Universal Games. He was Chief Executive Officer of Uproar Inc. prior to its acquisition by Flipside.

Mr. Clarke joined the Company in March 2004 as Chief Financial Officer, and in April 2004 was named Chief Operating Officer and Chief Financial Officer. From 2002 through November 2003, he was Executive Vice President, Global Operations at HP, where he was responsible for the supply chain and procurement operations. He joined Compaq Computer Corporation in 1998 and held several positions, including Chief Financial Officer of Compaq from 2001 until the time of Compaq’s merger with HP in 2002.

Mr. Artzt has been with the Company since June 1976. He has been an Executive Vice President since April 1987, and a Director of the Company since November 1980.

Mr. Corgan was appointed Executive Vice President of Worldwide Sales at the Company in April 2004. Mr. Corgan joined the Company in 2003 as Senior Vice President of North American Sales. Prior to joining the Company, from June 2001 to November 2002, Mr. Corgan was Senior Vice President for Worldwide Operations at Terraspring, Inc., an infrastructure software company, and from February 2000 to February 2001, he was Chief Executive Officer of OneChem Ltd., a provider of web-based application software and connectivity services for the chemical industry. Previously, Mr. Corgan was with IBM for 24 years, where he held numerous management positions in software sales, marketing, and technical support.

Mr. Quinn has been an Executive Vice President — Sales Support since April 2000. He was an Executive Vice President — Global Information and Administrative Services from April 1998 to April 2000, and was a Senior Vice President — Global Information Services from April 1996 to April 1998. Prior to 1998, he served in various management positions within the marketing and technical organizations. He joined the Company in December 1985.

Mr. Barrenechea joined the Company in June 2003 as Senior Vice President of Product Development. Prior to joining the Company, Mr. Barrenechea served in a variety of positions at Oracle Corporation, including Senior Vice President, Applications Development, and as a member of the Executive Management Committee.

Mr. Lamm joined the Company and was named Director of Corporate Governance and Corporate Secretary in October 2002. From May 2000 through September 2002, he was a shareholder and Chair of the Securities and Corporate Governance Practice Group of Gunster, Yoakley & Stewart, P.A., in West Palm Beach, Florida. He was Senior Vice President, General Counsel, and Secretary of Hvide Marine Incorporated from 1998 to 2000, and he previously served as Vice President and Secretary of W. R. Grace & Co. Hvide Marine filed for Chapter 11 bankruptcy protection in September 1999, and emerged from Chapter 11 in December 1999 under a plan of reorganization.

Ms. O’Neill was named Senior Vice President and General Manager of CA Technology Services in April 2003. Prior to this, from April 2002 to April 2003, she was Senior Vice President of Worldwide Pre-sales, where she managed CA’s worldwide pre-sales consulting organization. Prior to her global responsibilities, she was a Vice President of pre-sales consulting within Europe, the Middle East, and Africa. Ms. O’Neill joined the Company in 1994.

Mr. Robinson has been Senior Vice President and Controller since March 2004. Previously, Mr. Robinson served as Interim Chief Financial Officer from October 2003 through March 2004. He has also lead the worldwide financial reporting function since April 2003, and in August 2000, Mr. Robinson co-founded and was named Executive Vice President and CFO for iCan SP, a Company subsidiary specializing in service management software. He was Senior Vice President — Investor Relations from 1995 to 2000, and established the Company’s internal audit department in

1991. He joined the Company with the acquisition of Cullinet Software in September 1989, where he was Chief Financial Officer.

Ms. Stravinskas was elected Treasurer effective May 2001. She was named Senior Vice President in October 2003, having previously been a Vice President since 1999, and an Assistant Vice President and a manager of various functions within the finance organization. She joined the Company in February 1986.

The officers are appointed annually and serve at the discretion of the Board of Directors.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Our common stock is listed on the New York Stock Exchange. The following table sets forth, for the fiscal quarters indicated, the quarterly high and low closing sales prices on the New York Stock Exchange:

	Fiscal Year 2004		Fiscal Year 2003
	High	Low	High	Low
Fourth Quarter	$28.83	$25.27	$16.00	$12.39
Third Quarter	$28.96	$22.15	$16.82	$8.66
Second Quarter	$27.47	$22.07	$16.22	$7.47
First Quarter	$24.04	$13.47	$22.00	$14.83

On March 31, 2004, the closing price for our common stock on the New York Stock Exchange was $26.86. At March 31, 2004 we had approximately 8,000 stockholders of record.

We have paid cash dividends in July and January of each year since July 1990, and intend to continue that policy. We paid a semiannual dividend of $0.04 per share in fiscal years 2004 and 2003.

Sales of Unregistered Securities

In connection with the settlement of the shareholder litigation described in Item 3, “Legal Proceedings,” in January 2004, we issued approximately 1.6 million shares of common stock to the plaintiffs’ attorneys for legal fees. In March 2004, we issued approximately 0.2 million shares of common stock to the class members in the ERISA case. We did not receive any consideration for these shares, which were issued pursuant to the registration exemption contained in Section 3(a)(10) of the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer

The following table sets forth, for the months indicated, our purchases of common stock in fiscal year 2004. Monthly periods for which no activity occurred have been excluded:

			Total Number	Maximum Number
			of Shares	of Shares that
		Weighted-	Purchased as	May Yet Be
	Total Number	Average	Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans
Period	Purchased	per Share	or Programs	or Programs
	(in thousands, except average price paid per share)
April 2003	6	$14.78	6	21,725
May 2003	224	17.03	224	21,501
August 2003	10	24.25	10	21,491
September 2003	69	27.47	69	21,422
November 2003	38	23.26	38	21,384
January 2004	749	28.66	749	20,635
March 2004	1,030	27.20	1,030	19,605

Total	2,126	26.53	2,126

Our corporate buyback program was originally announced in August 1990 and was subsequently amended by the Board of Directors to increase the number of shares we are authorized to purchase. As of March 31, 2004, approximately 20 million shares were available to be repurchased under our buyback program. The program has no expiration date.

Item 6. Selected Financial Data.

The fiscal year 2004, 2003 and 2002 information set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data,” included elsewhere in this Annual Report on Form 10-K and was derived from the audited financial statements. The restated fiscal year 2001 and 2000 information set forth below is unaudited. The following table has been adjusted to remove the historical results of ACCPAC, which has been classified as a discontinued operation for all periods presented (see Item 1, “Business – Business Developments” and Note 2 of the Consolidated Financial Statements for information concerning the ACCPAC divestiture).

	Year Ended March 31,
STATEMENT OF OPERATIONS DATA	2004	2003	2002	2001(1)	2000(1)
	(in millions, except per share amounts)
Revenue	$3,276	$3,027	$2,886	$4,662	$6,014
(Loss) income from continuing operations(2)	(36)	(270)	(1,096)	(251)	687
Basic (loss) earnings from continuing operations per share(2)	$(0.06)	$(0.47)	$(1.90)	$(0.43)	$1.27
Diluted (loss) earnings from continuing operations per share(2)	(0.06)	(0.47)	(1.90)	(0.43)	1.23
Dividends declared per common share	0.08	0.08	0.08	0.08	0.08

	March 31,
BALANCE SHEET AND OTHER DATA	2004	2003	2002	2001(1)	2000(1)
		(in millions)
Cash provided by continuing operating activities	$1,280	$1,310	$1,244	$1,360	$1,550
Working capital(3)	903	16	524	380	843
Total assets(3)	10,679	11,261	12,371	14,453	16,949
Deferred subscription revenue(4)	4,296	3,774	3,226	1,875	—
Long-term debt (less current maturities)	2,298	2,298	3,334	3,629	4,527
Stockholders’ equity	4,718	4,363	4,617	5,780	6,704

(1)	As previously reported on Form 8-K filed with the Securities and Exchange Commission on April 26, 2004, the Company restated certain financial data for the fiscal years ended March 31, 2001 and 2000. See “Restatement of Previously Reported Selected Financial Data” below for additional information, including a reconciliation of previously reported selected financial data for 2001 and 2000.

(2)	Effective April 1, 2003, the Company began charging to expense the computed value of all newly granted stock-based compensation over the vesting period. The computed fair value at the date of grant is calculated using the fair value based methodology under SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.” See Note 1 “Accounting for Stock-Based Compensation” of the Consolidated Financial Statements for additional information. We reported an after-tax charge of approximately $8 million ($0.01 per share) for stock-based compensation in fiscal year 2004. Our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” had the effect of prospectively eliminating the amortization of goodwill and certain other intangible assets beginning on April 1, 2002. See Note 1 “Goodwill” of the Consolidated Financial Statements for additional information. We amortized goodwill and assembled workforce for fiscal years 2002, 2001, and 2000 of $458 million ($0.79 per share), $462 million ($0.79 per share), and $225 million ($0.40 per share), respectively.

(3)	Certain prior year balances have been reclassified to conform to the current year’s presentation. See Note 1 of the Consolidated Financial Statements for additional information.

(4)	Represents the aggregate portion of all undiscounted contractual and committed license agreements pursuant to our Business Model for which revenue has been deferred and will be recognized ratably. This balance is the sum of the following components: deferred subscription revenue (uncollected) — current and deferred subscription revenue (uncollected) — noncurrent, which are reported as contra accounts receivable in Note 5 of the Consolidated Financial Statements; deferred subscription revenue (collected) — current and deferred subscription revenue (collected) — noncurrent, which are reported as liabilities on the Consolidated Balance Sheets.

Restatement of Previously Reported Selected Financial Data

Following the completion of the investigation by the Audit Committee of the Company’s Board of Directors on April 26, 2004, we filed a Current Report on Form 8-K to restate certain financial data for the fiscal years ended March 31, 2001 and 2000. The revised financial data is unaudited. None of the adjustments set forth affect the amounts shown in our Consolidated Balance Sheets as of March 31, 2004, 2003, or 2002, and the related Consolidated Statements of Operations, Stockholders’ Equity and Cash Flows for each of the fiscal years ended March 31, 2004, 2003, or 2002. See Item 3, “Legal Proceedings,” and Note 7 of the Consolidated Financial Statements for additional information concerning the Audit Committee’s investigation.

The Audit Committee’s investigation included a detailed review of our compliance with American Institute of Certified Public Accountants’ Statement of Position (SOP) 97-2, “Software Revenue Recognition.” Under SOP 97-2, a requirement for revenue recognition is “persuasive evidence of an arrangement.” Pursuant to paragraph 16 of SOP 97-2, if a vendor has a customary business practice of utilizing written contracts, which is our general business practice, then to satisfy the evidence of an arrangement requirement, a contract must be signed by both parties. The internal investigation revealed that evidence of an arrangement was not met in a number of cases during the prior business model period and an analysis of the extent and quantification of the prematurely recognized revenue was performed, which forms the basis of the restatement. The analysis included a review of arrangements where customer signatures were obtained late as well as where the customer signature was timely but our countersignature was obtained late. The analysis also included a review of other revenue recognition requirements so as to ensure the accuracy and completeness of the restatement.

For purposes of the restatement, which is presented in the following tables, the revenue improperly recognized in a particular quarter was rebooked into the quarter in which the contract was fully executed. For example, if a contract having a value of $100 was prematurely recognized in one quarter, that $100 was removed from revenue in that quarter and then recognized in a later quarter in which the contract was signed by both the customer and us. In addition to revenue shifting between periods, there was a resultant impact on commission expense in the respective periods which has been adjusted in the restatement. The effects on income taxes, net income (loss), earnings (loss) per share, total assets, working capital, and stockholders’ equity have also been taken into account in the restatement. The adjustments had no effect on cash provided by operating activities, deferred subscription revenue, or long-term debt.

The Audit Committee’s investigation found accounting irregularities that led to material misstatements of our financial reports for fiscal years 2001 and 2000, and prior periods. The effect of prior period errors which have an impact on fiscal year 2000 have been considered as part of this restatement. The Audit Committee believes that several factors contributed to the improper recognition of revenue in these periods, including a practice of holding the financial period open after the end of the fiscal quarters, providing customers with contracts with preprinted signature dates, late countersignatures by Company personnel, backdating of contracts, and not having sufficient controls to ensure the proper accounting under SOP 97-2. In addition, the Audit Committee found that certain former executives and other personnel were engaged in the practice of “cleaning up” contracts by, among other things, removing fax time stamps before providing agreements to the outside auditors. These same executives and personnel also misled our outside counsel, the Audit Committee and its counsel, and accounting advisers regarding these accounting practices. We believe that we now have adequate systems and controls in place to assure proper treatment of revenue recognition under our current Business Model and are considering additional improvements.

As noted in the restated financial data tables that follow, the net effect on revenue related to the restatement was an increase of $558 million and a decrease of $2 million in the fiscal years ended March 31, 2001 and 2000, respectively. The net effect on net loss for fiscal 2001 was a decrease of $333 million and the net effect on net income for fiscal 2000 was immaterial. There was no effect on the previously reported amounts for the fiscal years ended March 31, 2003 or 2002, as a result of the Audit Committee’s investigation.

We are hereby restating the financial data set forth in the following tables for our fiscal years ended March 31, 2001 and 2000. We have not shown the restated results for periods prior to fiscal year 2000 since we and the Audit Committee believe that fiscal year 2004 financial reporting requirements provide all material information about our financial condition and results of operations for the past five years, and that the statement set forth above adequately discloses our past failure to comply with SOP 97-2.

We are not separately amending our Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the fiscal years ended March 31, 2001 and 2000; consequently, such reports should no longer be relied upon. In reviewing the restated financial information, the following additional data should be taken into consideration:

•	Fiscal Year 2001 — The restated financial information for the fiscal year ended March 31, 2001, reflects unaudited adjustments that (a) decrease revenue previously reported in the first three quarters of fiscal year 2001 in the aggregate amount of $445 million (reflecting prematurely recognized revenue transactions in such quarterly periods), and simultaneously (b) increase revenue previously reported in the four quarters of fiscal year 2001 in the aggregate amount of $1.003 billion (reflecting revenue prematurely recognized in prior periods which should have been recognized in the four quarters of fiscal 2001).

•	Fiscal Year 2000 — The restated financial information for the fiscal year ended March 31, 2000, reflects unaudited adjustments that (a) decrease revenue previously reported in the four quarters of fiscal year 2000 in the aggregate amount of $1.782 billion (reflecting prematurely recognized revenue transactions in such quarterly periods), and simultaneously (b) increase revenue previously reported in the four quarters of fiscal year 2000 in the aggregate amount of $1.780 billion (reflecting revenue prematurely recognized in fiscal 1999 and the first three quarters of fiscal year 2000, which should have been recognized in the four quarters of fiscal year 2000).

The following table provides a reconciliation of previously reported selected financial data with amounts adjusted for the restatement as a result of the Audit Committee’s investigation and the classification of ACCPAC as a discontinued operation for the fiscal years ended March 31, 2001 and 2000.

	Year Ended March 31,
	2001					2000
	(in millions, except per share amounts)
Statement of Operations				Discontinued					Discontinued
Data	Previously	Restatement		ACCPAC	Restated	Previously	Restatement		ACCPAC	Restated
(unaudited)	Reported(1)	Adjustment		Operation	Total	Reported(1)	Adjustment		Operation	Total
Revenue	$4,190	$558	(2)	$(86)	$4,662	$6,094	$(2	)(3)	$(78)	$6,014
(Loss) income from continuing operations	(591)	333	(4)	7	(251)	696	—	(5)	(9)	687
Basic (loss) earnings from continuing operations per share	$(1.02)	$0.57		$0.01	$(0.43)	$1.29	—		$(0.02)	$1.27
Diluted (loss) earnings from continuing operations per share	(1.02)	0.57		0.01	(0.43)	1.25	—		(0.02)	1.23

	March 31,
	2001						2000
	(in millions)
				Discontinued						Discontinued
Balance Sheet and Other				ACCPAC						ACCPAC
Data	Previously	Restatement		Operation		Restated	Previously	Restatement		Operation		Restated
(unaudited)	Reported(1)	Adjustment		and Other		Total	Reported(1)	Adjustment		and Other		Total
Cash provided by operating activities	$1,383	$—		$(23)		$1,360	$1,566	$—		$(16)		$1,550
Working capital	357	—	(6)	23	(12)	380	988	(153	)(7)	8	(12)	843
Total assets	14,453	—	(8)	—		14,453	17,510	(561	)(9)	—		16,949
Deferred subscription revenue	1,875	—		—		1,875	—	—		—		—
Long-term debt (less current maturities)	3,629	—		—		3,629	4,527	—		—		4,527
Stockholders’ equity	5,780	—	(10)	—		5,780	7,037	(333	)(11)	—		6,704

(1)	As previously reported in Item 6 “Selected Financial Data” of the Company’s Form 10-K for fiscal year 2003.

(2)	Reflects a reversal of gross revenue of $445 million, offset by $1,003 million of gross revenue rebooked during the period. Of these amounts, approximately 93% and 69%, respectively, were associated with contracts that were signed by customers but not signed by the Company prior to the ends of the respective quarters.

(3)	Reflects a reversal of gross revenue of $1,782 million, offset by $1,780 million of gross revenue rebooked during the period. Of these amounts, approximately 39% and 52%, respectively, were associated with contracts that were signed by customers but not signed by the Company prior to the end of the respective quarters.

(4)	Represents the net revenue adjustment referred to in (2), net of related commission and provision adjustments of $46 million and income taxes of $179 million.

(5)	Represents the net revenue adjustment referred to in (3), net of related commission and provision adjustments of $(2) million.

(6)	Represents the cumulative adjustment to beginning working capital of $(153) million, offset by a current period increase of $153 million.

(7)	Represents the cumulative adjustment to beginning working capital of $(154) million, offset by a current period increase of $1 million.

(8)	Represents the cumulative adjustment to beginning total assets of $(561) million, offset by a current period increase of $561 million.

(9)	Represents the cumulative adjustment to beginning total assets of $(562) million, offset by a current period increase of $1 million.

(10)	Represents the cumulative adjustment to beginning stockholders’ equity of $(333) million, offset by a current period increase of $333 million.

(11)	Represents the cumulative adjustment to beginning stockholders’ equity of $(333) million. The net impact to stockholders’ equity of all adjustments made in fiscal year 2000 was immaterial.

(12)	Included within the working capital adjustment is approximately $5 million of certain international pension liabilities at both March 31, 2001 and 2000, which has been reclassified from “Salaries, wages, and commissions” to “Other noncurrent liabilities” on the Consolidated Balance Sheet to conform to the March 31, 2004 presentation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Introduction

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)” is intended to provide a more complete understanding of our financial condition, change in financial condition, cash flow, liquidity, and results of operations. As described in Note 2 of the Consolidated Financial Statements, in fiscal year 2004 we divested a subsidiary, ACCPAC International, Inc. (ACCPAC). The assets, liabilities, results of operations, and cash flow of ACCPAC have been classified as a discontinued operation for all periods presented prior to the sale of ACCPAC in March 2004. The following discussion and analysis of financial condition and results of operations excludes the effect of the discontinued operation.

Nature of Business

As described in greater detail in Item 1, “Business,” we license our software products directly to customers as well as through distributors, resellers, and VARs. We generate revenue from the following sources: license fees — licensing our products on a right-to-use basis; maintenance fees — providing customer technical support and product enhancements; and service fees — providing professional services such as product implementation, consulting, and education services. The timing and amount of fees recognized as revenue during a period are determined individually by license agreement, based on its duration and specific terms.

Under our Business Model, we provide customers with the flexibility to license software under month-to-month licenses or to fix their costs by committing to longer-term agreements. We also permit customers to change their software mix as their business and technology needs change, which includes the right to receive software in the future within defined product lines for no additional fee. As a result of the right our customers have to receive unspecified future upgrades, we are required under GAAP to recognize revenue from our license agreements evenly on a monthly basis (also known as ratably) over the license term. We believe recognizing license revenue ratably over the term of the license agreement improves the predictability of our revenue streams and more accurately reflects the earnings process. Under agreements entered into prior to October 2000 (the prior business model), and as is common practice in the software industry, we did not offer our customers the right to receive unspecified future upgrades. As a result, for most license agreements entered into prior to October 2000, we were required under GAAP to record the present value of the license agreement as revenue at the time the license agreement was signed.

Under our Business Model, the portion of the license revenue that has not yet been recognized creates what we refer to as deferred subscription revenue. Deferred subscription revenue is recognized as revenue evenly on a monthly basis over the duration of the license agreements. When recognized, this revenue is reported on the “Subscription revenue” line item on our Consolidated Statements of Operations. If a customer pays for software prior to the recognition of revenue, the amount deferred is reported as a liability entitled “Deferred subscription revenue (collected)” on our Consolidated Balance Sheets.

Not all of our active customer contracts have been transitioned to our Business Model, which has created what we refer to as a “Transition Period,” during which the license agreements under our prior business model come up for renewal. During the Transition Period, we are building deferred subscription revenue, from which subscription revenue will be amortized. Total deferred subscription revenue, and the associated subscription revenue that comes out of it, is expected to increase over time as we continue to renew customer contracts that were executed under the prior business model, sell additional products and capacity to existing customers as well as enter into new contracts with new customers. We expect that the majority of contracts executed under the prior business model will be transitioned to our Business Model by the end of fiscal year 2006.

While the impact of changing from an up-front revenue recognition model to our Business Model initially reduced our reported revenue, we generally did not change our cost structure. Therefore, we have primarily experienced losses since we introduced our Business Model. We expect that our revenues will continue to increase at a greater rate than our expenses, and we expect to return to profitability during fiscal year 2005.

Under both the prior business model and current Business Model, customers often pay for the right to use our software products over the term of the associated software license agreement. We refer to these payments as installment payments. While the transition to the current Business Model has changed the timing of revenue recognition, in most cases it has not changed the timing of how we bill and collect cash from customers. As a result, our cash generated from operations has generally not been affected by the transition to the current Business Model over the past several years. We do not expect any significant changes in our cash generated from operations as we complete this transition.

Performance Indicators

Management uses several quantitative performance indicators to assess our financial results and condition. Each provides a measurement of the performance of our Business Model and how well we are executing our plan.

Our subscription-based Business Model is unique among our competitors in the software industry, and during the Transition Period it is difficult to compare our results for many of our performance indicators with those of our competitors. Management focuses on period-over-period improvement when reviewing our performance indicators. The following is a summary of some of the quantitative performance indicators that management uses to review our performance:

				Percent
For the Year Ended March 31,	2004	2003	Change	Change
(dollars in millions)
Subscription revenue	$1,961	$1,414	$547	39%
Total revenue	$3,276	$3,027	$249	8%
Subscription revenue as a percent of total revenue	60%	47%	13%	28%
New deferred subscription revenue	$2,298	$1,883	$415	22%
Weighted-average license agreement duration in years	2.78	2.81	(.03)	(1%)
Cash from continuing operations	$1,280	$1,310	$(30)	(2%)
Loss from continuing operations	$(36)	$(270)	$234	87%

				Percent
As of March 31,	2004	2003	Change	Change
(dollars in millions)
Total cash, cash equivalents, and marketable securities	$1,902	$1,496	$406	27%
Total debt	$2,300	$3,126	$(826)	(26%)

Analyses of our performance indicators, including general trends, can be found in the Results of Operations and Liquidity and Capital Resources sections of this MD&A. The performance indicators which we believe are unique to us are defined below.

Subscription Revenue — Subscription revenue is the ratable revenue recognized in a period from amounts previously recorded as deferred subscription revenue. Subscription revenue also includes revenue earned from monthly licenses. The larger the ratio of subscription revenue to total revenue, the more predictable our revenue streams become. A change in subscription revenue is correlated with a change in deferred subscription revenue, and therefore, with a constant weighted-average life, an increase in deferred subscription revenue will also increase subscription revenue.

New Deferred Subscription Revenue — New deferred subscription revenue represents the total undiscounted incremental value (contract value) of software licenses sold in the current period by our direct sales force. Beginning in the second quarter of fiscal year 2005, we expect to offer more flexible license terms to our channel partners which will necessitate ratable recognition of revenue for the majority of our channel business. Ratable recognition of revenue for the channel license business will be consistent with our overall Business Model and will be reported on the “Subscription revenue” line item on the Consolidated Statements of Operations. Previously, such channel license revenue was recorded on a sell-through basis and was reported on the “Software fees and other” line item on the Consolidated Statements of Operations. Prior to this expected change, new deferred subscription revenue excludes the value associated with license agreements for maintenance-only agreements, channel sales, and professional service arrangements. New deferred subscription revenue is what we expect to collect from our customers. This amount is recorded into subscription revenue ratably over the applicable software license term. These license agreements represent binding payment commitments from customers over periods up to three years. New deferred subscription revenue is sometimes referred to as “bookings” and is used by management as a gauge of the level of activity in a particular quarter. Our bookings typically increase in each consecutive quarter, with the fourth fiscal quarter being the strongest.

Weighted-Average License Agreement Duration in Years — The weighted-average license agreement duration in years represents the sum of the duration of all software licenses executed during a fiscal year, weighted by each individual software license’s contract value. The annual weighted average duration of 2.78 and 2.81 years for the fiscal years 2004 and 2003, respectively, were derived from the following quarterly new deferred subscription revenue amounts and weighted-average durations in years, respectively:

	Fiscal Year 2004		Fiscal Year 2003
		Weighted-		Weighted-
	New Deferred	Average	New Deferred	Average
	Subscription	Duration	Subscription	Duration
	Revenue	in Years	Revenue	in Years
		(dollars in millions)
Fourth Quarter	$836	2.70	$629	2.85
Third Quarter	670	2.90	538	2.80
Second Quarter	405	2.70	394	2.80
First Quarter	387	2.85	322	2.75

	$2,298	2.78	$1,883	2.81

We believe license agreement durations averaging approximately three years, which is lower than the historical duration of our license agreements, increase the value customers receive from our software licenses by giving customers the flexibility to vary their software mix as their needs change. We also believe this flexibility improves our customer relationships and encourages greater accountability by the Company to each of our customers.

Results of Operations

Revenue

The following table presents the percentage of total revenue and the percentage of period-over-period dollar change for the revenue line items in our Consolidated Statements of Operations for the fiscal years ended March 31, 2004, 2003, and 2002. These comparisons of financial results are not necessarily indicative of future results.

	Fiscal Year 2004			Fiscal Year 2003
			Percentage			Percentage
	Percentage of		of	Percentage of		of
	Total		Dollar	Total		Dollar
	Revenue		Change	Revenue		Change
			2004/			2003/
	2004	2003	2003	2003	2002	2002
Revenue:
Subscription revenue	60%	47%	39%	47%	29%	71%
Software fees and other	9%	11%	(12%)	11%	13%	(10%)
Maintenance	18%	24%	(19%)	24%	32%	(21%)
Financing fees	6%	10%	(37%)	10%	15%	(35%)
Professional services	7%	8%	(6%)	8%	11%	(18%)
Total revenue	100%	100%	8%	100%	100%	5%

Total Revenue

Total revenue for the fiscal year ended March 31, 2004 increased $249 million from the fiscal year ended March 31, 2003, to $3.276 billion. This increase in total revenue was primarily due to the transition to our Business Model that began during the third quarter of fiscal year 2001. This transition resulted in an increase in subscription revenue from the prior fiscal year, partially offset by an anticipated decrease in maintenance and financing fees as described below. Professional services and software fees and other revenue decreased $55 million for fiscal year 2004 as described below. In addition, in fiscal year 2004, there was a positive impact to revenue of $173 million compared to fiscal year 2003 due to fluctuations in foreign currency exchange rates, primarily associated with the strengthening of both the euro and the British pound versus the U.S. dollar. Continued cautious capital spending by our existing and potential customers impacted bookings of new license agreements and revenue in fiscal year 2004.

Total revenue for the fiscal year ended March 31, 2003 increased $141 million from the fiscal year ended March 31, 2002, to $3.027 billion. This increase in total revenue was primarily due to the transition to our Business Model. Professional services and software fees and other revenue decreased $94 million for fiscal year 2003 as described below.

In addition, in fiscal year 2003, there was a positive impact to revenue of $81 million compared to fiscal year 2002 due to fluctuations in foreign currency exchange rates. This foreign exchange rate impact was fully offset by the impact of the sale of our interBiz™ unit in April 2002, which had contributed approximately $82 million of revenue in fiscal year 2002. Cautious capital spending by our existing and potential customers associated with weak conditions in the overall economy and the IT industry adversely impacted bookings of new license agreements and revenue in fiscal year 2003. Although the transition to our Business Model and weaker economic conditions impacted revenue, quantification of the impact that each of these factors had on such decrease is not determinable.

Subscription Revenue

Subscription revenue for the fiscal year ended March 31, 2004 increased $547 million from fiscal year 2003, to $1.961 billion. Subscription revenue represents the portion of revenue ratably recognized on software license agreements entered into under our Business Model. Many of the licenses recorded between October 2000, when our Business Model was implemented, and the end of fiscal year 2003 continued to contribute to subscription revenue on a monthly, ratable basis. As a result, subscription revenue for fiscal year 2004 includes the ratable recognition of bookings recorded in fiscal year 2004, as well as bookings recorded between October 2000 and the end of fiscal year 2003. This is the primary reason for the increase in subscription revenue in fiscal year 2004 versus fiscal year 2003. During fiscal years 2004 and 2003, we added new bookings, or new deferred subscription revenue, of $2.298 billion and $1.883 billion, respectively. The weighted-average life of license agreements executed under our Business Model was approximately 2.8 years for the fiscal years ending March 31, 2004 and 2003. Thus, annualized deferred subscription revenue, which represents the total value of all new software license agreements signed during a period divided by the weighted-average life of all such license agreements recorded during the same period, increased approximately $156 million, or 23%, for fiscal year 2004 over the prior fiscal year to $826 million. Subscription revenue also increased as a result of how we record maintenance revenue under our Business Model. Under the prior business model, maintenance revenue was separately identified and was reported on the “Maintenance” line item on the Consolidated Statements of Operations. Under the Business Model, maintenance bundled with product sales is not separately identified in our customers’ license agreements and therefore is included within the “Subscription revenue” line item on the Consolidated Statements of Operations. The quantification of the impact that each of these factors had on the increase in subscription revenue is not determinable.

Subscription revenue for the fiscal year ended March 31, 2003 increased $587 million from the prior fiscal year to $1.414 billion. Similar to the increase in fiscal year 2004, the increase was primarily due to our transition to our Business Model that began in the third quarter of fiscal year 2001. Fiscal year 2003 included subscription revenue earned from software license agreements that renewed during fiscal year 2003. These license agreements did not contribute to revenue in fiscal year 2002. During fiscal years 2003 and 2002, we added new deferred subscription revenue of $1.883 billion and $2.178 billion, respectively.

Software Fees and Other

Software fees and other revenue primarily consists of revenue and royalties related to distribution and OEM partners. Revenue related to distribution partners and OEMs is sometimes referred to as our “indirect” or “channel” revenue. For the fiscal year ended March 31, 2004, software fees and other revenue decreased $41 million from the fiscal year ended March 31, 2003, to $308 million. The decrease was primarily due to an increase in the amount of channel sales recognized as maintenance (which is deferred) of approximately $53 million over the prior fiscal year period. This deferred maintenance will be amortized into revenue over time. The decrease in software fees and other was partially offset by an increase in the amount of indirect license revenue recorded in fiscal year 2004 as compared with fiscal year 2003.

For the fiscal year ended March 31, 2003, software fees and other decreased $39 million from the fiscal year ended March 31, 2002, to $349 million. The decrease was primarily due to a difficult economic and competitive environment.

Maintenance

As expected, maintenance revenue for fiscal years 2004 and 2003 decreased $137 million and $198 million, respectively, from the prior fiscal years to $589 million and $726 million, respectively. The decrease in maintenance revenue for both years is attributable to additional license agreements signed under our Business Model, where bundled maintenance revenue is included with license revenue, which is reported in the “Subscription revenue” line item on the Consolidated Statements of Operations. The combined maintenance and license revenue on these types of license agreements is recognized on a monthly basis ratably over the term of the agreement. The decrease is partially offset by new maintenance revenue earned from customers who elect optional maintenance at the expiration of their non-term-based license agreements. The quantification of the impact that each of these factors had on the decrease in maintenance revenue is not determinable.

Financing Fees

Financing fees result from the initial discounting to present value of product sales with extended payment terms under the prior business model, which required up-front revenue recognition. This discount initially reduced the related installment accounts receivable and was referred to as “unamortized discounts.” The related unamortized discount is amortized over the life of the applicable license agreement and reported as financing fees. Under our Business Model, additional unamortized discounts are no longer recorded, since we no longer recognize revenue on an up-front basis for sales of products with extended payment terms. As expected, for fiscal years 2004 and 2003, financing fees decreased $106 million and $154 million, respectively, from the prior fiscal years to $184 million and $290 million, respectively. The decrease for both years is attributable to the discontinuance of offering license agreements under the prior business model and is expected to decline to zero over the next several years.

Professional Services

Professional services revenue for fiscal year 2004 decreased $14 million from fiscal year 2003 to $234 million. The decrease was a result of the weak spending environment that affected the IT service sector in general, as well as our continued shift in focus to professional services engagements that are focused solely on our software products. Our professional services headcount was reduced by approximately 250 as a result of the creation of our CA Technology Services group in April 2003. Quantification of the impact that these factors had on the decrease in professional services revenue is not determinable.

Professional services revenue for fiscal year 2003 decreased $55 million from fiscal year 2002 to $248 million. The decrease was partially attributable to the divestiture of our interBiz unit in April 2002, which generated approximately $20 million of professional services revenue in fiscal year 2002. The decrease was also a result of the weak spending environment that affected the IT service sector in general, as well as our continued shift in focus to professional services engagements that are focused solely on our software products. Quantification of the impact that each of these factors had on the decrease in professional services revenue is not determinable.

Total Revenue by Geography

	Fiscal Year 2004			Fiscal Year 2003
			(dollars in millions)
	2004	2003	Change	2003	2002	Change
United States	$1,716	$1,725	(1%)	$1,725	$1,769	(2%)
International	1,560	1,302	20%	1,302	1,117	17%

	$3,276	$3,027	8%	$3,027	$2,886	5%

International revenue increased $258 million, or 20%, in fiscal year 2004 as compared with fiscal year 2003. The increase in international revenue was primarily attributable to a positive impact to revenue from fluctuations in foreign currency exchange rates of approximately $173 million for fiscal year 2004 over fiscal year 2003, which was primarily caused by the strengthening of both the euro and the British pound versus the U.S. dollar. The increase was also a result of increased contract bookings in prior periods associated with our European business.

Despite an increase in fiscal year 2004 of combined subscription, maintenance, and financing revenue in the United States of approximately $59 million, compared to fiscal year 2003, total revenue in the United States declined slightly primarily due to a decrease in professional services revenue and software fees and other, for the reasons described above.

International revenue increased $185 million, or 17%, in fiscal year 2003 as compared with fiscal year 2002. Results in fiscal year 2002 included our interBiz operations, which we divested in April 2002. Those operations contributed approximately $50 million and $32 million of revenue in fiscal year 2002 from the United States and international regions, respectively. The increase in international revenue was primarily attributable to an improvement in our business in Europe and Asia as well as the $81 million positive impact due to fluctuations in foreign currency exchange rates.

Despite an increase in fiscal year 2003 of combined subscription, maintenance, and financing revenue in the United States of $72 million, compared to fiscal year 2002, total revenue in the United States declined slightly primarily due to a decrease in professional services revenue and software fees and other, for the reasons described above.

Price changes and inflation did not have a material impact in fiscal years 2004, 2003, or 2002.

Expenses

The following table presents expenses as a percentage of total revenue and the percentage of period-over-period dollar change for the expense line items in our Consolidated Statements of Operations for the fiscal years ended March 31, 2004, 2003, and 2002. These comparisons of financial results are not necessarily indicative of future results.

	Fiscal Year 2004			Fiscal Year 2003
			Percentage			Percentage
	Percentage of		of	Percentage of		of
	Total		Dollar	Total		Dollar
	Revenue		Change	Revenue		Change
			2004/			2003/
	2004	2003	2003	2003	2002	2002
Operating expenses:
Amortization of capitalized software costs	14%	15%	—	15%	17%	(3%)
Cost of professional services	7%	8%	(7%)	8%	10%	(16%)
Selling, general, and administrative	38%	44%	(6%)	44%	58%	(21%)
Product development and enhancements	20%	21%	3%	21%	23%	(2%)
Commission and royalties	8%	8%	9%	8%	9%	(9%)
Depreciation and amortization of goodwill and other intangible assets	4%	5%	(4%)	5%	21%	(77%)
Goodwill impairment	—	3%	(100%)	3%	1%	158%
Other gains/expenses, net	2%	3%	(45%)	3%	1%	169%
Shareholder litigation settlement and investigation charge	5%	—	NA	—	—	—
Total operating expenses	98%	107%	(0%)	107%	140%	(20%)
Interest expense, net	4%	6%	(31%)	6%	8%	(26%)

Note — Amounts may not add to their respective totals due to rounding.

Cost of Professional Services

Cost of professional services consists primarily of the personnel-related costs associated with providing professional services and training to customers. Cost of professional services for fiscal year 2004 decreased $17 million from fiscal year 2003 to $220 million. This decrease was due primarily to the reduction in professional services engagements as well as a reduction in personnel costs resulting from efficiencies associated with the combination of our pre-sales and post-sales professional services organizations in fiscal year 2004.

Cost of professional services for fiscal year 2003 decreased $46 million from fiscal year 2002 to $237 million. This decrease was due primarily to a reduction in professional service engagements and related personnel costs.

Selling, General, and Administrative (SG&A)

SG&A expenses for fiscal year 2004 decreased $75 million from fiscal year 2003 to $1.247 billion. The decrease was primarily attributable to a reduction in the provision of doubtful accounts of $121 million. This decrease is a result of how we account for contractual commitments under the Business Model. Amounts due from customers are offset by related deferred subscription revenue, resulting in little or no carrying value on the balance sheet. In addition, under the Business Model, customer payments are often received prior to revenue recognition. Each of these items reduces the need to provide for estimated bad debts. The decrease in SG&A was partially offset by a $15 million expense for severance and other termination benefits in connection with the reorganization of the U.S. channel sales organization and the creation of CA Technology Services in April 2003, as well as other increases in personnel and related costs. In addition, we incurred legal and other professional service expenses associated with the investigations being conducted by the Audit Committee, the SEC, and the U.S. Attorney’s Office of approximately $30 million, which represents an increase of approximately $24 million from the prior fiscal year. Effective April 1, 2003, we began charging to expense the computed value of all newly granted stock-based compensation over the vesting period. The computed fair value at the date of grant is calculated using the fair value based methodology under SFAS No. 123, as amended by SFAS No. 148. The total stock-based compensation expense recorded in fiscal year 2004 was approximately $9 million. See Note 1, “Accounting for Stock-Based Compensation” for additional information.

SG&A expenses for fiscal year 2003 decreased $353 million compared to fiscal year 2002 to $1.322 billion. The decrease was attributable to our emphasis on cost control measures, including a reduction in personnel and personnel-related costs. During fiscal year 2003, we had an average of approximately 16,000 employees, which represented a decrease of approximately 1,500 employees from the fiscal year 2002 average of 17,500 employees. A portion of the personnel costs associated with the decrease in employees impacted other line items. The reduction in headcount consisted of a reduction in workforce of approximately 900 employees in October 2001, approximately 725 employees from the divestiture of certain assets of our interBiz operations in April 2002, and approximately 80 employees from the divestiture of our banking product group in October 2002. This reduction was partially offset by headcount additions in fiscal year 2003 primarily due to the opening of a new call center for telemarketing efforts. Our interBiz unit contributed approximately $81 million of SG&A expenses in fiscal year 2002, the majority of which were personnel costs. The decrease in SG&A expenses was also attributable to a reduction of bad debt expense of $151 million related to ongoing operations and $14 million of bad debt expense related to interBiz. This reduction reflects a decrease in installment accounts receivable related to the prior business model.

Product Development and Enhancements

For fiscal year 2004, product development and enhancement expenditures, also referred to as research and development, increased $18 million compared to fiscal year 2003 to $662 million. Research and development expenditures were approximately 20% and 21% of total revenue in each of the fiscal years ended March 31, 2004 and 2003, respectively. During fiscal year 2004, we continued to focus on and invest in product development and enhancements for emerging technologies such as wireless, Web services and on-demand computing, as well as a general broadening of our enterprise product offerings.

Product development and enhancement expenditures for fiscal year 2003 decreased $12 million from fiscal year 2002 to $644 million. The decrease was primarily a result of a general decrease in operating expenditures; however, we continued to invest in product development and enhancements such as emerging technologies and a general broadening of our enterprise product offerings.

Commissions and Royalties

Commissions and royalties for fiscal year 2004 increased $23 million from fiscal year 2003 to $267 million. The increase was primarily due to the increase in new deferred subscription revenue recorded in fiscal year 2004 as compared with fiscal year 2003. The increase was partially offset by a $14 million reduction in royalties to third parties, as we continue to focus on internal product development and enhancements.

Commissions and royalties for fiscal year 2003 decreased $25 million from fiscal year 2002 to $244 million. This decrease was due primarily to an $11 million reduction in royalties paid to third parties resulting from continued emphasis on internal product development and enhancements. This decrease was also due to the reduction in sales and related commission expenses associated with the divestiture of certain assets of our interBiz unit. That unit contributed approximately $9 million of such expenses in fiscal year 2002.

Depreciation and Amortization of Goodwill and Other Intangible Assets

Depreciation and amortization of goodwill and other intangible assets for fiscal year 2004 decreased $6 million from fiscal year 2003 to $134 million. The decrease in depreciation and amortization of goodwill and other intangible assets was a result of certain intangible assets from past acquisitions becoming fully amortized.

Depreciation and amortization of goodwill and other intangible assets for fiscal year 2003 decreased $467 million from fiscal year 2002 to $140 million. The decrease was primarily a result of adopting SFAS No. 142, “Goodwill and Other Intangible Assets,” in April 2002. Under SFAS No. 142, a non-amortization fair value based impairment approach is used to account for goodwill and certain intangible assets (see Note 1 to the Consolidated Financial Statements). Prior to the adoption of SFAS No. 142, we amortized $431 million and $13 million of goodwill and the assembled workforce intangible asset, respectively, during fiscal year 2002.

Goodwill Impairment

During the fourth quarter of fiscal year 2004, we performed our annual goodwill impairment review under SFAS No. 142 and determined that no impairment charge was necessary. See “Critical Accounting Policies and Estimates” for additional information about our annual review process.

During the fourth quarter of fiscal year 2003 we performed our annual impairment review. As a result of the review, we recorded a non-cash goodwill impairment charge of $80 million related to our professional services organization. The impairment was attributable to our lower-than-expected results and our projected performance.

Under the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” we recorded a non-cash impairment charge of $59 million during the fourth quarter of fiscal year 2002. The charge related to the sale of interBiz in April 2002. The $59 million charge consisted of a $31 million goodwill impairment charge recorded on the “Goodwill impairment” line item on the Consolidated Statements of Operations and a $28 million capitalized software impairment charge recorded on the “Other gains/expenses, net” line item on the Consolidated Statements of Operations.

Other Gains/Expenses, Net

Gains and losses attributable to sales of fixed assets, certain foreign currency exchange rate fluctuations, and certain other infrequent events have been included in the “Other gains/expenses, net” line item on the Consolidated Statements of Operations. The components of “Other gains/expenses, net” are as follows:

	Year Ended March 31,
	2004	2003	2002
	(in millions)
(Gains) losses attributable to sales of fixed assets	$(19)	$3	$—
Expenses attributable to fluctuations in foreign currency exchange rates	41	66	6
Expenses attributable to legal settlements	26	15	1
Payment to Ranger Governance Ltd.	—	10	—
Impairment of capitalized software	4	—	28

	$52	$94	$35

Shareholder Litigation Settlement and Investigation Charge

In August 2003, we announced the settlement of all outstanding litigation related to the stockholder and derivative actions. Approval of the Federal Court was granted in December 2003. Under the settlement, we agreed to issue a total of up to 5.7 million shares of common stock to the shareholders represented in the three class action lawsuits, including payment of attorneys’ fees. In January 2004, approximately 1.6 million settlement shares were issued along with approximately $3.3 million to the plaintiffs’ attorneys for attorney fees and related expenses. In March 2004, approximately 200,000 settlement shares were issued to participants and beneficiaries of the CASH Plan. The remaining 3.8 million settlement shares, less any additional administrative expenses, will be issued to class members in the stockholder class action lawsuits upon completion of the claims administration process. At the time of the distribution to the class members, if the price of our common stock is below $23.43 per share, a portion of the remaining settlement shares (currently up to 1.5 million shares) will be distributed to the class members in cash at the price of $23.43 per share. Therefore, as of March 31, 2004, our maximum cash distribution would have been approximately $35 million. We expect to issue the balance of the shares (or corresponding amounts of cash) in our second quarter of fiscal year 2005, or at such time as the claims administration process has been completed.

An initial estimate for the value of the shareholder litigation settlement was established on August 22, 2003, and until all settlement shares are issued, the projected impact will be reviewed quarterly and the expense adjusted accordingly. The related liability is reflected on the “Other current liabilities” line item on the Consolidated Balance Sheets. The chart below summarizes the New York Stock Exchange (NYSE) closing price of our common stock and the estimated value of the shareholder litigation settlement since the initial estimate was established.

		Shareholder
	NYSE Closing	Litigation Settlement
	Stock Price	Estimated Value
		(in millions)
March 31, 2004	$26.86	$158
December 31, 2003	27.34	158
September 30, 2003	26.11	150
August 22, 2003	25.00	144

We also recorded a $10 million charge in the fourth quarter of fiscal year 2004 associated with the pending investigation by the United States Attorney’s Office for the Eastern District of New York and the staff of the Northeast Regional Office of the SEC. The charge was based on an initial offer we made to the government in connection with recent settlement discussions associated with the investigation. We cannot predict the timing or outcome of the government investigation or the amount of any fine or penalty, which may be significant, that may be imposed. See Item 3, “Legal Proceedings” and Note 7 of the Consolidated Financial Statements for additional information.

Interest Expense, Net

Interest expense, net for fiscal year 2004 decreased $52 million as compared to fiscal year 2003 to $117 million. The decrease was primarily due to a reduction in average debt outstanding, which resulted in a $46 million decrease in interest expense; a reduction in the weighted-average interest rate, which resulted in a $9 million decrease in interest expense; and accelerated amortization of financing fees in the third quarter of fiscal year 2003. This decrease was partially offset by a $3 million gain related to the early retirement of a portion of outstanding debt in fiscal year 2003.

Net interest expense for fiscal year 2003 decreased $58 million as compared to fiscal year 2002 to $169 million. Of the change, $40 million was due to the decrease in average debt outstanding, $15 million was due to the decrease in the average variable interest rate, and $3 million was the result of gains from the early retirement of portions of our outstanding debt in fiscal year 2003.

Operating Margins

For fiscal year 2004, our pretax loss from continuing operations was $54 million as compared to a pretax loss from continuing operations of $368 million in fiscal year 2003. The decrease in pretax loss was primarily related to an increase in revenue and a decrease in bad debt expense as noted above, partially offset by the shareholder litigation settlement expense and investigation charge of $168 million recorded in fiscal year 2004.

Income Tax Benefit

Our effective tax benefit from continuing operations was approximately 33%, 27%, and 20% for fiscal years 2004, 2003, and 2002, respectively. See Note 8 of the Consolidated Financial Statements for additional information.

Selected Quarterly Information

We have amended our Quarterly Reports on Form 10-Q for the quarterly periods in the fiscal year ended March 31, 2004. The primary purpose of the restatement is to correct the method we used to account for subscription revenue associated with Business Model contracts that replaced existing Business Model contracts. Previously, the remaining deferred subscription revenue balance associated with the contract that was being replaced was amortized over the term of the original contract. In accordance with SOP 97-2, the correct, and revised, method amortizes the remaining deferred subscription revenue balance over the term of the new contract. The adjustments decreased revenue by $3 million, $5 million, and $7 million for the first, second and third quarters, respectively, of the fiscal year ended March 31, 2004 and increased deferred subscription revenue by a cumulative amount of approximately $13 million. Such deferred subscription revenue will be recognized in subsequent periods. See Note 12 of the Consolidated Financial Statements for additional information.

2004 Quarterly Results	June 30	Sept. 30(1)	Dec. 31(2)	Mar. 31(3)	Total
		(in millions, except per share amounts)
Revenue	$786	$803	$837	$850	$3,276
Percent of annual revenue	24%	24%	26%	26%	100%
Income (loss) from continuing operations	$8	$(90)	$17	$29	$(36)
Basic earnings (loss) from continuing operations per share	$0.01	$(0.16)	$0.03	$0.05	$(0.06)
Diluted earnings (loss) from continuing operations per share	0.01	(0.16)	0.03	0.05	(0.06)

2003 Quarterly Results	June 30	Sept. 30	Dec. 31	Mar. 31(4)	Total
Revenue	$747	$751	$754	$775	$3,027
Percent of annual revenue	25%	25%	25%	25%	100%
Loss from continuing operations	$(64)	$(53)	$(47)	$(106)	$(270)
Basic loss from continuing operations per share	$(0.11)	$(0.09)	$(0.08)	$(0.18)	$(0.47)
Diluted loss from continuing operations per share	(0.11)	(0.09)	(0.08)	(0.18)	(0.47)

(1)	Includes an after-tax charge of approximately $100 million related to Shareholder Litigation Settlement. See “Shareholder Litigation Settlement and Investigation Charge” within Results of Operations for additional information.

(2)	Includes an after-tax credit of approximately $10 million related to a reduction in the allowance for doubtful accounts (See Note 5 of the Consolidated Financial Statements for additional information).

(3)	Includes an after-tax credit of approximately $28 million related to a reduction in the allowance for doubtful accounts (See Note 5 of the Consolidated Financial Statements for additional information) and an after-tax charge of $10 million related to the government investigation (See Item 3 “Legal Proceedings” and Note 7 of the Consolidated Financial Statements for additional information).

(4)	Includes an after-tax charge of $80 million related to an impairment of goodwill. See Note 1 of the Consolidated Financial Statements for additional information.

Liquidity and Capital Resources

Cash, cash equivalents, and marketable securities totaled $1.902 billion on March 31, 2004, an increase of $406 million from the March 31, 2003 balance of $1.496 billion. Cash generated from continuing operating activities for fiscal year 2004 was $1.280 billion, a decrease of $30 million from the prior year’s cash from continuing operations of $1.310 billion. Cash generated from continuing operating activities was negatively impacted by an increase in taxes paid of approximately $103 million and legal settlement payments of approximately $26 million. The increase in taxes paid during fiscal year 2004 was primarily the result of the timing of estimated tax payments and were made prior to the Internal Revenue Service Revenue Procedure discussed in Note 8 to the Consolidated Financial Statements. The

reduction in cash generated from continuing operating activities was partially offset by a reduction of approximately $49 million in interest payments.

During fiscal year 2004, we used existing cash balances and cash from operations to repay approximately $826 million in outstanding debt compared to a net debt reduction of approximately $730 million in fiscal year 2003.

As of March 31, 2004 and 2003, our debt arrangements consisted of the following:

	2004		2003
Debt Arrangements	Maximum	Outstanding	Maximum	Outstanding
(in millions)	Available	Balance	Available	Balance
1999 Revolving Credit Facility (expired in May 2003)	$—	$—	$400	$350
2002 Revolving Credit Facility (expires January 2005)	470	—	440	—
Commercial paper	400	—	400	—
6.770% Senior Notes due April 2003	—	—	—	64
6.250% Senior Notes due April 2003	—	—	—	412
6.375% Senior Notes due April 2005	—	825	—	825
5.000% Convertible Senior Notes due March 2007	—	660	—	660
6.500% Senior Notes due April 2008	—	350	—	350
1.625% Convertible Senior Notes due December 2009	—	460	—	460
International line of credit	5	—	3	—
Other	—	5	—	5

Total		$2,300		$3,126

At March 31, 2004, we had $2.3 billion in debt and $1.9 billion in cash and marketable securities. Our net debt position was, therefore, approximately $400 million.

We expect to use existing cash balances and future cash generated from operations to pay our debt balances as they mature, and, based on historical precedent, we expect to continue to generate annual cash flow from operations in excess of $1 billion. We do not believe that it will be necessary for us to access the capital markets to satisfy our debt obligations. We expect to renew our 2002 Revolving Credit Facility prior to its expiration in January 2005, and we have an option to apply for renewal of the facility for an additional year.

The continuing government investigations have not materially hindered our access to the capital markets, as evidenced by our successful convertible bond offerings in March 2002 and December 2002. Our future access to the capital markets, however, could be materially impacted as a result of the conclusion of the government investigation. In addition, the conclusion of the government investigation could affect our ability to renew our 2002 Revolving Credit Facility or could impact the pricing of a new revolving credit facility. See Item 3, “Legal Proceedings” and Note 7 of the Consolidated Financial Statements for additional information.

In fiscal year 2005, we expect to use cash balances in excess of debt repayments for acquisitions of strategic technology, continued investment in product development and enhancement, and to pay dividends, as approved by the Board of Directors.

We repurchased approximately $56 million of common stock in fiscal year 2004 compared with $106 million in fiscal year 2003; we received approximately $57 million in proceeds resulting from the exercise of Company stock options in fiscal year 2004 compared with $31 million in fiscal year 2003; and we paid dividends of $47 million in fiscal year 2004 compared with $46 million in fiscal year 2003. Additionally, in fiscal year 2003 we purchased a call spread option for $73 million. See Note 6 of the Consolidated Financial Statements for additional information.

Other Matters

In April 2003, we received $18 million in proceeds related to the sale of certain fixed assets. Since the fixed assets were fully depreciated, the entire amount was recorded as a gain in the quarter ended June 30, 2003.

In October 2003, we established a software development center in Hyderabad, India (the India Technology Center) for the purpose of enhancing our development and support capabilities, and to take advantage of certain incentives made available by the Government of Andhra Pradesh (GoAP) in accordance with local law. We currently employ approximately 250 professionals and have approximately 30,000 square feet of commercially leased office space in Hyderabad. In February 2004, we entered into a definitive agreement with the GoAP to acquire more than 30 acres in an undeveloped Software Technology Park zone outside Hyderabad, where we intend to construct a development facility. We expect to deliver during the first quarter of fiscal year 2005 a $2 million bank guarantee in favor of the GoAP to secure our title to the 30-acre site. To date, excluding employee-related costs such as salaries, relocation, housing, training, and transportation, we have invested approximately $3.5 million in connection with operations of the India Technology Center, related capital equipment, and early-stage planning for the development of our facility in Hyderabad.

In October 2003, Moody’s Investors Service (Moody’s) lowered our senior unsecured debt rating to Baa3 from Baa2 and our short-term rating for commercial paper to Prime-3 from Prime-2. In March 2004, Moody’s again lowered our senior unsecured debt rating to Ba1 and our short-term rating for commercial paper to Not-Prime. Moody’s indicated that the outlook is stable. Also in October 2003, Standard & Poor’s (S&P) placed our BBB+ senior unsecured debt rating and our A-2 commercial paper rating on CreditWatch with negative implications. In April 2004, S&P lowered our senior unsecured debt rating to BBB- and our short-term rating for commercial paper to A-3. As a result of the downgrades, we will pay additional facility fees of approximately $1.2 million annually under the 2002 Revolving Credit Facility and, should we choose to borrow in the future under the 2002 Revolving Credit Facility, our cost of borrowing would be higher. These, or any other future downgrades, could also affect our ability to obtain additional financing in the future and may affect the terms of any such financing.

In December 2003, the United States District Court for the Eastern District of New York approved the settlement of all outstanding litigation related to past accounting issues. Included in the settlement are both shareholder and ERISA class action suits and related derivative litigation. As part of the settlement, we agreed to issue to the shareholder classes a total of up to 5.7 million shares of our common stock, which includes payment of attorneys’ fees. If our share price is below $23.43 per share at the time of distribution of the settlement shares, up to approximately $52 million would be paid in cash, and the stock portion of the settlement would be reduced to no less than 3.5 million shares. In January 2004, approximately 1.6 million settlement shares were issued along with approximately $3.3 million to the plaintiffs’ attorneys for attorney fees and related expenses. In March 2004, approximately 200,000 settlement shares were issued to the class members in the ERISA case. The balance of the shares will be issued after all claims submitted pursuant to the settlement plans have been received. See Item 3, “Legal Proceedings” and Note 7 of the Consolidated Financial Statements for additional information.

In January 2004, we established Premier Management Insurance, Inc. (Premier), an insurance subsidiary, to give us access to re-insurance markets, to enhance insurance coverage, and to take advantage of potential future savings in insurance premiums. Premier requires a minimum cash balance of $50 million. As such, $50 million of our cash is deemed restricted and is recorded in the “Other noncurrent assets” line item on the Consolidated Balance Sheets.

Additionally, we have a letter of credit that requires cash collateral. On March 31, 2004, the amount totaled $6 million and was also included as restricted cash in the “Other noncurrent assets” line item.

In March 2004, we received approximately $90 million in cash from the sale of our approximate 90% interest in ACCPAC. In April 2004, we received the remaining proceeds of approximately $14 million. See Item 1, “Business – Business Developments” for additional information.

During fiscal year 2004, we made several technology acquisitions, including eSecurity Online, Silent Runner, and Miramar Systems. The aggregate purchase price for all acquisitions totaled $53 million, of which $52 million was paid in cash. During fiscal year 2003, we acquired certain consulting businesses and product technologies, which, individually and collectively, were not material to the Consolidated Financial Statements taken as a whole. The aggregate purchase price for these acquisitions totaled approximately $19 million. The Consolidated Statements of Operations reflect the results of operations of the companies since the effective dates of the acquisitions.

We pre-fund contributions to our broad-based, employee-defined contribution retirement plan annually each March. Pre-funded contributions totaled $45 million in each of the years ended March 31, 2004 and 2003.

Peak borrowings under all debt facilities during the fiscal year 2004 totaled approximately $3.1 billion, with a weighted-average interest rate of 5.11%.

Capital resource requirements as of March 31, 2004 consisted of lease obligations for office space, equipment, mortgage or loan obligations, and amounts due as a result of product and company acquisitions. See “Contractual Obligations and Commitments” for additional information.

It is expected that existing cash, cash equivalents, marketable securities, the availability of borrowings under existing and renewable credit lines and in the capital markets, and cash expected to be provided from operations will be sufficient to meet ongoing cash requirements. We expect our long-standing history of providing extended payment terms to our customers to continue.

Off-Balance Sheet Arrangements

We have commitments to invest approximately $3 million in connection with joint venture agreements. In prior fiscal years, we sold individual accounts receivable under the prior business model to an external third-party subject to certain recourse provisions. The amounts subject to recourse approximated $127 million and $141 million as of March 31, 2004 and 2003, respectively. Other than the commitments and recourse provisions described above, we do not have any other off-balance sheet arrangements with unconsolidated entities or related parties and, accordingly, off-balance sheet risks to our liquidity and capital resources from unconsolidated entities are limited.

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

The following table summarizes our contractual arrangements at March 31, 2004 and the timing and effect that such commitments are expected to have on our liquidity and cash flow in future periods. In addition, the table summarizes the timing of payments on our debt obligations as reported on our Consolidated Balance Sheet as of March 31, 2004.

	Payments Due by Period
		Less Than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
		(in millions)
Long-term debt obligations (inclusive of interest)	$2,590	$120	$1,614	$390	$466
Operating lease obligations(1)	476	135	174	80	87
Purchase obligations	34	28	5	1	—
Other long-term liabilities(2)	68	33	15	11	9

Total	$3,168	$316	$1,808	$482	$562

(1)	The contractual obligations for noncurrent operating leases include sublease income totaling $168 million expected to be received in the following periods: $31 million (less than 1 year); $54 million (1–3 years); $44 million (3–5 years); and $39 million (more than 5 years).

(2)	Other long-term liabilities primarily relate to operating expenses associated with operating lease obligations.

As of March 31, 2004, we have no material capital lease obligations, either individually or in the aggregate.

Subsequent Events

The following significant events have occurred subsequent to March 31, 2004.

On April 1, 2004, Jeff Clarke was named Chief Financial Officer. On April 26, 2004, we announced that Jeff Clarke’s role would be expanded to include the role of Chief Operating Officer.

On April 8, 2004, we terminated the employment of Steven Woghin, our former General Counsel. We are actively conducting a search for a new General Counsel.

On April 19, 2004, we terminated the employment of nine employees in the Legal and Finance departments as a result of issues raised during the independent investigation by the Audit Committee of our Board of Directors into past accounting practices.

On April 21, 2004, Sanjay Kumar stepped down as Chairman and CEO and resigned from our Board of Directors. At that time Mr. Kumar was named Chief Software Architect. Mr. Kumar subsequently resigned from the Company. His resignation will be effective June 30, 2004.

On April 26, 2004, we named Kenneth D. Cron, an independent Director, Interim Chief Executive Officer. Mr. Cron joined our Board of Directors in 2002.

On April 26, 2004, as a result of the independent investigation by the Audit Committee, we filed with the Securities and Exchange Commission a Current Report on Form 8-K restating certain financial data for the Company and its subsidiaries for the fiscal years ended March 31, 2001 and 2000.

On April 26, 2004, we announced that Gregory W. Corgan had been appointed Executive Vice President of Worldwide Sales, succeeding Stephen Richards, who resigned from his position and was relieved of all duties in April 2004, and is leaving the Company at the end of June 2004.

Outlook for Fiscal Year 2005

The outlook for the overall economy and the IT environment, complicated by international conflicts, continues to be difficult to predict. The outlook for our fiscal year 2005 is premised on the assumption that there will be limited-to-

modest improvement in the current economic and IT environments. We also believe that customers will continue to be cautious with their technology purchases.

Our preliminary outlook for fiscal year 2005 is to generate revenue in the range of $3.5 billion to $3.7 billion, an increase of between 7% to 13%, and earnings per share in the range of $0.28 to $0.33.

We expect that:

•	Subscription revenue as a percentage of total revenue, as well as annualized deferred subscription revenue, should continue to increase during fiscal year 2005 for the same reasons as described in Results of Operations for the fiscal year 2004 increase;

•	Cash generated from operations will exceed $1.28 billion, which may be reduced by any potential fine or penalty, which may be significant, related to the government investigation;

•	Our weighted-average license agreement duration will continue to be approximately 3 years;

•	The level of business from distribution and OEM partners for fiscal year 2005 should remain steady or increase slightly from that of fiscal year 2004 as new products are brought to market;

•	As previously disclosed, the Company will be offering more flexible licensing terms to its channel partners and beginning July 1, 2004, we will account for this channel revenue on a subscription, or ratable, basis. We expect that the impact from this change will have the effect of decreasing fiscal 2005 total revenue by approximately $125 million, with an associated impact on earnings of approximately $0.13 per share compared to our previous model. This has been factored into our outlook above;

•	Maintenance revenue as a separate line item on the Consolidated Statements of Operations should continue to decrease as deferred maintenance revenue previously recorded under our prior business model is amortized over the term of the original license agreement;

•	Financing fees will continue to decrease as amounts earned from license agreements under our prior business model are amortized over the term of the original license agreement;

•	The level of professional service engagements for fiscal year 2005 should increase slightly from fiscal year 2004, since the formation of the CA Technology Services organization in April 2003 should continue to result in increased efficiency in our services organization;

•	Total SG&A expense for fiscal year 2005 will increase approximately 10% due to our expected efforts to expand our international presence, particularly in Asia, open up new distribution call centers, and expand our sales and marketing efforts;

•	We will incur approximately $49 million in stock-based compensation charges, representing $40 million relating to our adoption of the fair value recognition provisions of SFAS No. 123 and $9 million of restricted stock expense (we incurred approximately $9 million of pre-tax total stock-based compensation charges in fiscal year 2004);

•	Product development and enhancement expenditures should increase slightly and continue to constitute a significant portion of total operating expenses in fiscal year 2005;

•	We will renew our 2002 Revolving Credit Facility prior to its expiration on January 31, 2005;

•	Our debt level should remain at approximately $2.3 billion in fiscal year 2005 since there are no scheduled payments due in fiscal year 2005; however, we may elect to redeem the 5% $660 million Convertible Senior Notes at any time after March 21, 2005, at prices declining to par, and we expect to pay the $825 million 6.375% Senior Notes when they come due in April 2005; and

•	The effective tax rate for fiscal year 2005 should be approximately 36%.

•	As a result of a new IRS Revenue Procedure (refer to Note 8 of the Consolidated Financial Statements), we expect that taxes paid will be lower in Fiscal Year 2005 compared to Fiscal Year 2004.

Critical Accounting Policies and Estimates

We review our financial reporting and disclosure practices and accounting policies quarterly to help ensure that they provide accurate and transparent information relative to the current economic and business environment. Note 1 of the Consolidated Financial Statements contains a summary of the significant accounting policies that we use. Many of these accounting policies involve complex situations and require a high degree of judgment, either in the application and interpretation of existing accounting literature or in the development of estimates that impact our financial statements. On an ongoing basis, we evaluate our estimates and judgments based on historical experience as well as other factors that are believed to be reasonable under the circumstances. These estimates may change in the future if underlying assumptions or factors change.

We believe that the following significant accounting policies are complex and require a high degree of judgment and are therefore critical accounting policies.

Revenue Recognition

We generate revenue from the following primary sources: (1) licensing software products; (2) providing customer technical support (referred to as maintenance); and (3) providing professional services, such as consulting and education.

We recognize revenue pursuant to the requirements of Statement of Position 97-2 “Software Revenue Recognition” (SOP 97-2), issued by the American Institute of Certified Public Accountants, as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” In accordance with SOP 97-2, we begin to recognize revenue from licensing and supporting our software products when all of the following criteria are met: (1) we have evidence of an arrangement with a customer; (2) we deliver the products; (3) license agreement terms are deemed fixed or determinable and free of contingencies or uncertainties that may alter the agreement such that it may not be complete and final; and (4) collection is probable.

Our software licenses generally do not include acceptance provisions. An acceptance provision allows a customer to test the software for a defined period of time before committing to license the software. If a license agreement includes an acceptance provision, we do not record deferred subscription revenue or recognize revenue until the earlier of the receipt of a written customer acceptance or, if not notified by the customer to cancel the license agreement, the expiration of the acceptance period.

Under our Business Model, software license agreements include flexible contractual provisions that, among other things, allow customers to receive unspecified future software products for no additional fee. These agreements combine the right to use the software product with maintenance for the term of the agreement. Under these agreements, we are required to recognize revenue ratably over the term of the license agreement beginning upon completion of the four SOP 97-2 recognition criteria noted above. For license agreements signed prior to October 2000 (the prior business model), once all four of the above noted revenue recognition criteria were met, software license fees were recognized as revenue up-front, and the maintenance fees were deferred and subsequently recognized as revenue over the term of the license.

Maintenance revenue is derived from two primary sources: (1) combined license and maintenance agreements recorded under the prior business model; and (2) stand-alone maintenance agreements.

Under the prior business model, maintenance and license fees were generally combined into a single license agreement. The maintenance portion was deferred and amortized into revenue over the initial license agreement term. Many of these license agreements have not reached the end of their initial terms and, therefore, continue to amortize. This amortization is recorded to the “Maintenance” line item on the Consolidated Statements of Operations. The deferred maintenance portion, which was optional to the customer, was determined using its fair value based on annual, fixed maintenance renewal rates stated in the agreement. For license agreements entered into under our current Business Model, maintenance and license fees continue to be combined; however, the maintenance is no longer optional on an annual basis but rather is inclusive for the entire term. We report such combined fees on the “Subscription revenue” line item on the Consolidated Statements of Operations.

We record stand-alone maintenance revenue earned from customers who elect optional maintenance for their non-term-based license agreements. Maintenance revenue from such renewals is recognized over the term of the renewal agreement.

The “Deferred maintenance revenue” line item on our Consolidated Balance Sheets principally represents payments received in advance of maintenance services rendered.

Revenue from professional service arrangements is recognized pursuant to the provisions of SOP 97-2, which in most cases is as the services are performed. Revenues from professional services sold as part of a software transaction are deferred and recognized over the life of the related software transaction. If it is not probable that a project will be completed or the payment will be received, revenue is deferred until the uncertainty is removed.

Revenue from sales to distributors, resellers, and VARs is recognized when all four of the SOP 97-2 revenue recognition criteria noted above are met and when these entities sell the software product to their customers. This is commonly referred to as the sell-through method.

We have an established business practice of offering installment payment options to customers and have a history of successfully collecting substantially all amounts due under such agreements. We assess collectibility based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If, in our judgment, collection of a fee is not probable, we will not recognize revenue until the uncertainty is removed upon receipt of cash payment.

Our standard licensing agreements include a product warranty provision for all products. Such warranties are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies.” The likelihood that we would be required to make refunds to customers under such provisions is considered remote.

Under the terms of substantially all of our license agreements, we have agreed to indemnify customers for costs and damages arising from claims against such customers based on, among other things, allegations that our software products infringe the intellectual property rights of a third party. In most cases, in the event of an infringement claim, we retain the right to (i) procure for the customer the right to continue using the software product; (ii) replace or modify the software product to eliminate the infringement while providing substantially equivalent functionality; or (iii) if neither (i) nor (ii) can be reasonably achieved, we may terminate the license agreement and refund to the customer a pro-rata portion of the fees paid. Such indemnification provisions are accounted for in accordance with SFAS No. 5. The likelihood that we would be required to make refunds to customers under such provisions is considered remote. The indemnification is limited to the amount paid by the customer.

Accounts Receivable

The allowance for doubtful accounts is a valuation account used to reserve for the potential impairment of accounts receivable on the balance sheet. In developing the estimate for the allowance for doubtful accounts, we rely on several factors, including:

•	Historical information, such as general collection history of multiyear software agreements;

•	Current customer information/events, such as extended delinquency, requests for restructuring, and filing for bankruptcy;

•	Results of analytical analysis of both historical and current data; and

•	The overall economic environment.

The allowance is comprised of two components: (a) specifically identified receivables that are reviewed for impairment when, based on current information, we do not expect to collect the full amount due from the customer; and (b) a general allowance for all other receivables.

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

Income Taxes

When we prepare our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. We record this amount as a provision for taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” This process requires us to estimate our actual current tax liability in each jurisdiction; estimate differences resulting from differing treatment of items for financial statement purposes versus tax return purposes (known as “temporary differences”), which result in deferred tax assets and liabilities; and assess the likelihood that our deferred tax assets will be recovered from future taxable income. If we believe that recovery is not likely, we establish a valuation allowance. We have recognized as a deferred tax asset a portion of the tax benefits connected with losses related to operations, which are expected to result in a future tax benefit. As of March 31, 2004, our deferred tax assets, net of a valuation allowance, totaled $325 million. Realization of these deferred tax assets assumes that we will be able to generate sufficient future taxable income so that these assets will be realized. The factors that we consider in assessing the likelihood of realization include the forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets.

Deferred tax assets are a result of acquisition expenses, such as duplicate facility costs, employee severance and other costs that are not deductible until paid, foreign net operating losses (NOLs) and temporary differences between the taxable cash payments received from customers and the ratable recognition of revenue in accordance with GAAP. The NOLs expire between 2005 and 2015. An additional valuation allowance of $22 million was established in fiscal year 2004 for certain foreign NOLs and other deferred tax assets we believe might not be realized. Future results may vary from these estimates. At this time it is not practicable to determine if we will need to increase the valuation allowance or if such future valuations will have a material impact on our financial statements.

Goodwill, Capitalized Software Products, and Other Intangible Assets

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires an impairment-only approach to accounting for goodwill. Absent any prior indicators of impairment, we perform an annual impairment analysis during the fourth quarter of our fiscal year. We performed our annual assessment for fiscal year 2004 and concluded that there were no impairments to record.

The SFAS No. 142 goodwill impairment model is a two-step process. The first step is used to identify potential impairment by comparing the fair value of a reporting unit with its net book value (or carrying amount), including goodwill. If the fair value exceeds the carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

Determining the fair value of a reporting unit under the first step of the goodwill impairment test, and determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test, is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flow and are based on our best estimate of future revenue and operating costs and general market conditions. These estimates are subject to review and approval by senior management. This approach uses significant assumptions, including projected future cash flow, the discount rate reflecting the risk inherent in future cash flow, and a terminal growth rate.

The carrying value of capitalized software products, both purchased software and internally developed software, and other intangible assets, are reviewed on a regular basis for the existence of internal and external facts or circumstances that may suggest impairment. The facts and circumstances considered include an assessment of the net realizable value for capitalized software products and the future recoverability of cost for other intangible assets as of the balance sheet date. It is not possible for us to predict the likelihood of any possible future impairments or, if such an impairment were to occur, the magnitude thereof. In fiscal year 2004, we recorded an impairment charge of $4 million related to internally developed capitalized software assets. This amount was included in the “Other gains/expenses, net” line item on the Consolidated Statements of Operations.

Accounting for Stock-Based Compensation

We currently maintain stock option plans and restricted stock awards. Prior to April 1, 2003, we accounted for stock-based compensation under the recognition and measurement provisions in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and related interpretations.

Effective April 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148. We selected the prospective method to transition to the fair value method of measuring stock-based compensation expense. Under the prospective method, we recognize compensation expense related to all stock awards granted after March 31, 2003.

We use the Black-Scholes option-pricing model to compute the estimated fair value of certain stock-based awards. The Black-Scholes model includes assumptions regarding dividend yields, expected volatility, expected lives, and risk-free interest rates. These assumptions reflect our best estimates, but these items involve uncertainties based on market and other conditions outside of our control. As a result, if other assumptions had been used in the current period, stock-based compensation expense could have been materially impacted. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in future years.

The following table sets forth the various estimated effects on future earnings per share as a result of our adoption of SFAS No. 123 using the fair market value of our stock as of March 31, 2004 (base price). For purposes of this table, we have assumed that options covering 6.4 million shares are awarded in the last quarter of each fiscal year, which is consistent with fiscal year 2004, but may not be indicative of future option grants. We have assumed $11 million in contributions for each offer period related to the Year 2000 Employee Stock Purchase Plan. We have assumed all other variables to be the same as those used for fiscal year 2004, as detailed in Note 1 of the Consolidated Financial Statements.

	Potential Future Effect on EPS
	Year Ended March 31,
Assumed Exercise Price of Stock-Based Compensation	2005	2006	2007	2008	2009
$26.86 (base price)	$(.04)	$(.09)	$(.13)	$(.13)	$(.13)
$20.15 (25% below base price)	(.04)	(.08)	(.10)	(.10)	(.10)
$33.58 (25% above base price)	(.04)	(.10)	(.15)	(.16)	(.16)
$40.29 (50% above base price)	(.04)	(.11)	(.17)	(.20)	(.20)

The above table provides sensitivity analysis related to the granting of stock options and the associated expense incurred over the vesting period of the option. The assumptions used may vary significantly, which can result in a material change to the amounts presented above.

Legal Contingencies

We are currently involved in various legal proceedings and claims. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any legal proceeding or claim is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability of a loss and the determination as to whether an exposure is reasonably estimable. Due to the uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending litigation and claims, and may revise our estimates. Such revisions could have a material impact on our results of operations and financial condition. See Item 3, “Legal Proceedings,” and Note 7 of the Consolidated Financial Statements for a description of our material legal proceedings.

New Accounting Pronouncements

In November 2003, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” Issue 03-1 requires certain quantitative and qualitative disclosures be made for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115 that are impaired at the balance sheet date, but for which an other-than-temporary impairment has not been recognized. We adopted EITF No. 03-1 as of March 31, 2004, and the required disclosures have been made (see Note 3 of the Consolidated Financial Statements).

Risk Factors

Current and potential stockholders should consider carefully the risk factors described below. Any of these factors, or others, many of which are beyond our control, could negatively affect our revenue, profitability, and cash flow.

Operating results and revenue are subject to fluctuations caused by many factors.

Quarterly and annual results of operations are affected by a number of factors, including those listed below, which in turn could adversely affect our revenue, profitability, and cash flow in the future.

•	Demand for products and services;

•	Length of sales cycle;

•	Customer implementation of our products;

•	Magnitude of price and product competition;

•	Introduction of new hardware;

•	General economic conditions in countries in which customers do a substantial amount of business;

•	Customer budgets for hardware and software;

•	Ability to develop and introduce new or enhanced versions of our products;

•	Changes in foreign currency exchange rates;

•	Ability to control costs;

•	The size of licensing transactions;

•	Reorganizations of the sales and technical services forces;

•	The results of litigation, including the government and internal investigations;

•	Ability to retain and attract qualified personnel; and

•	Reaction of customers to our Business Model.

Any of the foregoing factors, among others, may cause our operating expenses to be disproportionately high, or cause our revenue and operating results to fluctuate. As a consequence, our business, financial condition, operating results, and cash flow could be adversely affected.

The success of our international operations is subject to many factors.

International revenue has historically represented a significant percentage of our total worldwide revenue. Continued success in selling our products outside the United States will depend on a variety of factors, including:

•	Reorganizations of the sales and technical services forces;

•	Fluctuations in foreign exchange currency rates;

•	Staffing key managerial positions;

•	The ability to successfully localize software products for a significant number of international markets;

•	General economic conditions in foreign countries;

•	Political stability;

•	Trade restrictions such as tariffs, duties, or other controls affecting foreign operations; and

•	The effects of war and terrorism.

Any of the foregoing factors, among others, could adversely affect our business, financial condition, operating results, and cash flow.

We could be subject to fines, penalties, or other sanctions as a result of a joint inquiry by the SEC and U.S. Attorney’s Office.

We have been responding to an ongoing joint inquiry being conducted by the staff of the Northeast Regional Office of the Securities and Exchange Commission and the United States Attorney’s Office for the Eastern District of New York concerning certain of our accounting practices. On January 8, 2004, we received a “Wells Notice” from the staff of the

SEC indicating that the staff is considering recommending that the SEC bring a civil enforcement proceeding against us. See Item 3, “Legal Proceedings” for additional information. We cannot predict the scope, timing, or outcome of the investigation and other matters referred to herein, which may include the institution of administrative, civil injunctive, or criminal proceedings, the imposition of fines and penalties, which may be significant, suspensions or debarments from government contracts, and other remedies and sanctions, any of which could lead to an adverse impact on our credit ratings and ability to obtain financing, an adverse impact on our stock price, loss of additional senior management, the inability to attract or retain key employees, and the loss of customers. In addition, under the law, the illegal acts of our employees may be ascribed to us. We cannot predict what impact, if any, these matters may have on our business, financial condition, results of operations, and cash flow. We recorded a $10 million charge in the fourth quarter of fiscal year 2004 associated with the pending government investigation. This charge was based on an initial offer we made to the government in connection with settlement discussions associated with the Department of Justice and SEC investigation.

We are subject to intense competition, and we expect to face increased competition in the future.

The markets for our products are intensely competitive, and we expect both product and pricing competition to increase. Some of our competitors have longer operating histories, greater name recognition, larger technical staffs, established relationships with hardware vendors, and/or greater financial, technical, and marketing resources. Competitors for our various products include large technology companies. We also face competition from numerous smaller companies and shareware authors that may develop competing products.

Our competitors include large vendors of hardware or operating system software. The widespread inclusion of products that perform the same or similar functions as our products within computer hardware or other companies’ software products could reduce the perceived need for our products, or render our products obsolete and unmarketable. Furthermore, even if these incorporated products are inferior or more limited than our products, customers may elect to accept the incorporated products rather than purchase our products. In addition, the software industry is currently undergoing consolidation as software companies seek to offer more extensive suites and broader arrays of software products, as well as integrated software and hardware solutions. This consolidation may negatively impact our competitive position, which could adversely affect our business, financial condition, operating results, and cash flow. See Item 1, “Business – Competition,” for additional information.

We have lost senior management employees; it may be difficult to replace these employees and to attract and retain other key personnel.

In connection with the investigations described in Item 3, “Legal Proceedings,” we have lost several members of our senior management, including our former Chief Executive and Chief Financial Officers and our General Counsel, as well as several other members of our Finance and Legal departments. These departures have deprived us of the knowledge and skills possessed by certain of these individuals and have left us understaffed in certain areas. Although we are currently conducting searches to replace these individuals, the searches could be time-consuming and expensive, and we may not be successful in attracting and retaining highly qualified replacements. In addition, we may not be able to continue to attract and retain other key personnel, including highly qualified sales, consulting, technical, marketing, financial, and legal personnel. Further, integrating new management and other key personnel may be difficult and costly. The inability to find appropriate replacements for senior management, to continue to attract and retain other personnel, and to integrate new personnel could be disruptive to our business and could adversely affect our operating results, financial condition, and cash flow.

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

IBM, HP, Sun Microsystems, and Microsoft are the largest suppliers of systems and computing software and, in most cases, are the manufacturers of the computer hardware systems used by most of our customers. Historically, these operating system developers have modified or introduced new operating systems, systems software, and computer hardware. Such new products could, in the future, incorporate features that perform functions currently performed by our products, or could require substantial modification of our products to maintain compatibility with these companies’ hardware or software. Although we have to date been able to adapt our products and our business to changes introduced by hardware manufacturers and system software developers, there can be no assurance that we will be able to do so in the future. Failure to adapt our products in a timely manner to such changes or customer decisions to forego the use of our products in favor of those with comparable functionality contained either in the hardware or operating system could have a material adverse effect on our business, financial condition, operating results, and cash flow.

We have a significant amount of debt.

As of March 31, 2004, we had approximately $2.3 billion of debt outstanding, consisting of unsecured fixed-rate senior note obligations, convertible senior notes, and unsecured multicurrency credit facilities. We expect that existing cash, cash equivalents, marketable securities, cash provided from operations, and our bank credit facilities will be sufficient to meet ongoing cash requirements. However, failure to generate sufficient cash as our debt becomes due or to renew credit lines prior to their expiration may adversely affect our business, financial condition, operating results, and cash flow.

Our credit ratings have been downgraded and could be downgraded further.

Our Moody’s and S&P credit ratings were recently downgraded. Moody’s, S&P, or any other credit rating agency may further downgrade or take other negative action with respect to our credit ratings in the future. If our credit ratings are further downgraded or other negative action is taken, we would be required to, among other things, pay additional interest under our credit agreements. Any downgrades could affect our ability to obtain additional financing in the future and may affect the terms of any such financing. This could have a material adverse effect on our business, financial condition, operating results, and cash flow.

Customers are still adapting to our Business Model.

Our Business Model affords customers significant flexibility in licensing transactions. For example, under our Business Model, we offer software licenses on a month-to-month or other short-term basis in order to allow customers the opportunity to try our software products without committing to a multiyear license obligation. Transactions such as these increase the risk that customers will not fully implement our software and will not enter into a long-term relationship with us. Additionally, customer preference for other forms of payment (upfront, annual, or monthly installments) could impact the amount of cash generated from operations in any period. This could adversely affect our business, financial condition, operating results, and cash flow.

Failure to protect our intellectual property rights would weaken our competitive position.

Our future success is dependent upon our proprietary technology. We protect our proprietary information through the use of patent, copyright, trademark, trade secret laws, confidentiality procedures, and contractual provisions. Notwithstanding our efforts to protect our proprietary rights, policing unauthorized use or copying of our proprietary information is difficult. Unauthorized use or copying occurs from time to time and litigation to enforce intellectual property rights could result in significant costs and diversion of resources. Moreover, the laws of some foreign jurisdictions do not afford the same degree of protection to our proprietary rights as do the laws of the United States. For example, “shrink-wrap” or “click-on” licenses may be unenforceable in whole or in part in some jurisdictions in which we operate. In addition, patents we have obtained may be circumvented, challenged, invalidated, or designed around by other companies. Our inability to adequately protect our intellectual property for these or other reasons could adversely affect our business, financial condition, operating results, and cash flow. See Item 1, “Business – Proprietary Rights,” for additional information.

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

We anticipate ongoing use of microcode or firmware provided by hardware manufacturers. Microcode and firmware are essentially software programs in hardware form and are, therefore, less flexible than other types of software. We believe that such continued use will not have a significant impact on our operations and that our products will remain compatible with any changes to such code. However, there can be no assurance that future technological developments involving such microcode will not have an adverse impact on our business, financial condition, operating results, and cash flow.

The software business is marked by easy entry and large, entrenched businesses.

Many companies with whom we compete, including IBM, Sun Microsystems, HP, and other large computer manufacturers, have substantial resources, a larger installed base of customers in any particular market niche, as well as the ability to develop and market software programs similar to and competitive with the products offered by us. Additionally, these producers can bundle hardware, software, and services together, which is a disadvantage for us since we do not provide hardware and have far fewer services offerings. Competitive products are also offered by numerous independent software companies that specialize in specific aspects of the highly fragmented software industry. Some, like Microsoft, Oracle, and SAP, are the leading developers and vendors in their specialized markets. In addition, new companies enter the market on a frequent and regular basis, offering products that compete with those offered by us. Increased competition also results from consolidation of existing companies within the industry. Additionally, many customers historically have developed their own products that compete with those offered by us. Competition from any of these sources can result in price reductions or displacement of our products, which could have a material adverse effect on our business, financial condition, operating results, and cash flow.

Future product development is dependent upon access to third-party operating systems.

In the past, licensees using proprietary operating systems were furnished with “source code,” which makes the operating system understandable to programmers; “object code,” which directly controls the hardware; and other technical documentation. Since the availability of source code facilitated the development of systems and applications software, which must interface with the operating systems, ISVs such as us were able to develop and market compatible software. Microsoft, IBM, and other vendors have a policy of restricting the use or availability of the source code for some of their operating systems. To date, this policy has not had a material effect on us. Some companies, however, may adopt more restrictive policies in the future or impose unfavorable terms and conditions for such access. These restrictions may, in the future, result in higher research and development costs for us in connection with the enhancement and modification of our existing products and the development of new products. Although we do not expect that such restrictions will have this adverse effect, there can be no assurances that such restrictions or other restrictions will not have a material adverse effect on our business, financial condition, operating results, and cash flow.

The markets for some or all of our key product areas may not grow.

We have identified six product areas: infrastructure management, security management, storage management, application life cycle management, data management and application development, and portal and business intelligence. Some or all of these areas may not grow, may decline in growth, or customers may decline or forgo use of products in some or all of these product areas. This is particularly true in newly emerging areas, such as portal and business intelligence. A decline in these product areas could result in decreased demand for our products, which would adversely impact our business, financial condition, operating results, and cash flow.

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

Our stock price is subject to significant fluctuations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio, debt, and installment accounts receivable. We have a prescribed methodology whereby we invest our excess cash in debt instruments of government agencies and high-quality corporate issuers (Standard & Poor’s single “A” rating and higher). To mitigate risk, many of the securities have a maturity date within one year, and holdings of any one issuer, excluding the U.S. government, do not exceed 10% of the portfolio. Periodically, the portfolio is reviewed and adjusted if the credit rating of a security held has deteriorated. We do not utilize derivative financial instruments to mitigate interest rate risk.

We have shifted from a blend of both fixed and floating rate debt instruments to substantially all fixed rate debt instruments to take advantage of historically low interest rates. As of March 31, 2004, our outstanding debt approximated $2.3 billion, approximately all of which is in fixed rate obligations. If market rates were to decline, we could be required to make payments on the fixed rate debt that would exceed those based on current market rates. Each 25 basis point decrease in interest rates would have an associated annual opportunity cost of approximately $6 million. Each 25 basis point increase or decrease in interest rates would have an immaterial annual effect on variable rate debt interest based on the balances of such debt as of March 31, 2004.

Prior to our implementation of the Business Model, we offered financing arrangements with installment payment terms in connection with our software solution sales. The aggregate amounts due from customers include an imputed interest element, which can vary with the interest rate environment. Each 25 basis point increase in interest rates would have an associated annual opportunity cost of approximately $5 million.

Foreign Currency Exchange Risk

We conduct business on a worldwide basis through branches and subsidiaries in 45 countries. We are therefore exposed to movement in currency exchange rates. As part of our risk management strategy and consistent with prior years, we did not enter into any foreign exchange derivative transactions. In addition, we manage our level of exposure by denominating a majority of international sales and payments of related expense in the local currencies of our subsidiaries. A 1% change in all foreign currencies against the U.S. dollar would have an insignificant effect on our results from operations.

Equity Price Risk

As of March 31, 2004, we have minimal investments in marketable equity securities of publicly traded companies. These investments were considered available-for-sale with any unrealized gains or temporary losses deferred as a component of stockholders’ equity. It is not customary for us to make investments in equity securities as part of our investment strategy.

Item 8. Financial Statements and Supplementary Data.

Our Consolidated Financial Statements are listed in the Index to the Consolidated Financial Statements filed as part of this Annual Report on Form 10-K and are incorporated herein by reference.

The Supplementary Data specified by Item 302 of Regulation S-K as it relates to selected quarterly data is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Information on the effects of changing prices is not required.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Interim Chief Executive Officer and its Executive Vice President and Chief Financial Officer have carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” as of the end of the period covered by this annual report on Form 10-K (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, these officers have concluded that as of such date, the Company’s disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Beginning with the introduction of its current Business Model in October 2000, the Company has improved controls that were deficient in the processing of new contracts in prior periods which resulted in a restatement of our financial statements, as filed with the SEC on Form 8-K on April 26, 2004. The restatement principally concerned the premature recognition of revenue. Through the period covered by this report, the Company implemented additional controls over contract processing, including formal communication of contract receipt deadlines, improved documentation of executed agreements, and centralized collection of internationally processed contracts.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Reference is made to our definitive proxy statement, to be filed with the Securities and Exchange Commission, for information concerning our directors. This information is incorporated herein by reference. Also, see Part I of this Report for information concerning executive officers under the caption “Executive Officers of the Registrant.”

We maintain a Code of Ethics and Business Conduct (Code of Ethics), which is applicable to all employees and directors, on our website at ca.com/codeofethics. Any amendment or waiver to the Code of Ethics that applies to our directors or executive officers will be posted on our website or in a report filed with the SEC on Form 8-K. The Code of Ethics is available in print to any stockholder who requests one.

Item 11. Executive Compensation.

Reference is made to our definitive proxy statement, to be filed with the Securities and Exchange Commission, for information concerning executive compensation, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Reference is made to our definitive proxy statement, to be filed with the Securities and Exchange Commission, for information concerning security ownership of each person known by us to own beneficially more than 5% of our outstanding shares of Common Stock, of each of our directors, and all executive officers and directors as a group, and equity compensation plan information, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

Reference is made to our definitive proxy statement, to be filed with the Securities and Exchange Commission, for information concerning certain relationships and related transactions, which is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Reference is made to our definitive proxy statement, to be filed with the Securities and Exchange Commission, for information concerning accountants’ fees and services, which is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) (1) The Registrant’s financial statements together with a separate table of contents are annexed hereto.

      (2) Financial Statement Schedules are listed in the separate table of contents annexed hereto.

      (3) Exhibits.

Regulation S-K
Exhibit Number
3.1	Restated Certificate of Incorporation.	Previously filed as an Exhibit to the Company’s Form 10-Q for the fiscal quarter ended December 31, 1998, and incorporated herein by reference.

3.2	By-Laws, as amended.	Filed herewith.

4.1	Certificate of Designation of Series One Junior Participating Preferred Stock, Class A of the Company.	Previously filed as Exhibit 3 to the Company’s Current Report on Form 8-K dated June 18, 1991, and incorporated herein by reference.

4.2	Rights Agreement dated as of June 18, 1991, between the Company and Manufacturers Hanover Trust Company.	Previously filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated June 18, 1991, and incorporated herein by reference.

4.3	Amendment No. 1 dated May 17, 1995, to Rights Agreement dated as of June 18, 1991.	Previously filed as Exhibit C to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995, and incorporated herein by reference.

4.4	Amendment No. 2 dated May 23, 2001, to Rights Agreement dated as of June 18, 1991.	Previously filed as Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001, and incorporated herein by reference.

4.5	Amendment No. 3 dated November 9, 2001, to Rights Agreement dated as of June 18, 1991.	Previously filed as Exhibit 99.1 to the Company’s Form 8-K dated November 9, 2001, and incorporated herein by reference.

4.6	Indenture with respect to the Company’s $1.75 billion Senior Notes, dated April 24, 1998, between the Company and The Chase Manhattan Bank, as Trustee.	Previously filed as Exhibit 4(f) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998, and incorporated herein by reference.

4.7	Indenture with respect to the Company’s 5% Convertible Senior Notes due 2007, dated March 18, 2002, between the Company and State Street Bank and Trust Company, as Trustee.	Previously filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002, and incorporated herein by reference.

4.8	Registration Rights Agreement dated March 18, 2002, among the Company and the Initial Purchasers of the 5% Convertible Senior Notes.	Previously filed as Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002, and incorporated herein by reference.

4.9	Purchase Agreement dated March 13, 2002, among the Initial Purchasers of the 5% Convertible Senior Notes and the Company.	Previously filed as Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002, and incorporated herein by reference.

Regulation S-K
Exhibit Number
4.10	Indenture with respect to the Company’s 1.625% Convertible Senior Notes due 2009, dated December 11, 2002, between the Company and State Street Bank and Trust Company, as Trustee.	Previously filed as Exhibit 4.1 to the Company’s Form 10-Q for the fiscal quarter ended December 31, 2002, and incorporated herein by reference.

4.11	Registration Rights Agreement dated December 11, 2002, among the Company and the Initial Purchasers of the 1.625% Convertible Senior Notes.	Previously filed as Exhibit 4.2 to the Company’s Form 10-Q for the fiscal quarter ended December 31, 2002, and incorporated herein by reference.

4.12	Purchase Agreement dated December 6, 2002, among the Initial Purchasers of the 1.625% Convertible Senior Notes and the Company.	Previously filed as Exhibit 4.3 to the Company’s Form 10-Q for the fiscal quarter ended December 31, 2002, and incorporated herein by reference.

10.1*	1987 Non-Statutory Stock Option Plan.	Previously filed as Appendix C to the Company’s definitive Proxy Statement dated July 1, 1987, and incorporated herein by reference.

10.2*	Amendment No. 1 to the 1987 Non-Statutory Stock Option Plan dated October 20, 1993.	Previously filed as Exhibit C to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference.

10.3*	1991 Stock Incentive Plan, as amended.	Previously filed as Exhibit 1 to the Company’s Form 10-Q for the fiscal quarter ended September 30, 1997, and incorporated herein by reference.

10.4*	1993 Stock Option Plan for Non-Employee Directors.	Previously filed as Annex 1 to the Company’s definitive Proxy Statement dated July 7, 1993, and incorporated herein by reference.

10.5*	Amendment No. 1 to the 1993 Stock Option Plan for Non-Employee Directors dated October 20, 1993.	Previously filed as Exhibit E to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference.

10.6	Credit Agreement dated as of May 26, 1999, among the Company, the Banks, which are parties thereto, and Credit Suisse First Boston, as agent, with respect to $3 billion Term and Revolving Loan.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 28, 1999, and incorporated herein by reference.

10 .7	First Amendment to the Amended and Restated Credit Agreement dated May 26, 1999.	Previously filed as Exhibit 99.2 to the Company’s Form 10-Q for the fiscal quarter ended December 31, 2000, and incorporated herein by reference.

10.8*	1996 Deferred Stock Plan for Non-Employee Directors.	Previously filed as Exhibit D to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996, and incorporated herein by reference.

10.9*	Amendment No. 1 to the 1996 Deferred Stock Plan for Non-Employee Directors.	Previously filed on Exhibit A to the Company’s Proxy Statement dated July 6, 1998, and incorporated herein by reference.

10.10*	1998 Incentive Award Plan.	Previously filed on Exhibit B to the Company’s Proxy Statement dated July 6, 1998, and incorporated herein by reference.

10.11*	Year 2000 Employee Stock Purchase Plan.	Previously filed on Exhibit A to the Company’s Proxy Statement dated July 12, 1999, and incorporated herein by reference.

Regulation S-K
Exhibit Number
10.12	Note Purchase Agreement dated as of April 1, 1996.	Previously filed as Exhibit D to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996, and incorporated herein by reference.

10.13	Amendment No. 1 to Note Purchase Agreement dated as of April 1, 1996.	Previously filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001, and incorporated herein by reference.

10.14*	2001 Stock Option Plan.	Previously filed as Exhibit B to the Company’s Proxy Statement dated July 18, 2001, and incorporated herein by reference.

10.15	Credit Agreement dated as of December 31, 2002, among the Company, the Banks, which are parties thereto, and Bank Of America, N.A., Citicorp North America, Inc., and JP Morgan Chase Bank, as agents, with respect to a $400 million Revolving Loan.	Previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended December 31, 2002, and incorporated herein by reference.

10.16*	Computer Associates International, Inc. 2002 Incentive Plan (amended and restated effective as of March 31, 2004).	Filed herewith.

10.17*	2002 Compensation Plan for Non-Employee Directors.	Previously filed as Exhibit C to the Company’s Proxy Statement dated July 26, 2002, and incorporated herein by reference.

10.18*	2003 Compensation Plan for Non-Employee Directors.	Previously filed as Exhibit A to the Company’s Proxy Statement dated July 17, 2003, and incorporated herein by reference.

10.19*	Offer letter to Jeff Clarke.	Filed herewith.

21	Subsidiaries of the Registrant.	Filed herewith.

23	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

31.1	Certification of the CEO pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the CFO pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of the CEO pursuant to §906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of the CFO pursuant to §906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

*	Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K:
We filed a report on Form 8-K dated January 12, 2004, to report an event under Items 5 and 7.
We filed a report on Form 8-K dated January 21, 2004, to report an event under Items 7 and 12.
We filed a report on Form 8-K dated March 17, 2004, to report an event under Items 5 and 7.

(c)	Exhibits: See Index to Exhibits.

(d)	Financial Statement Schedules: The response to this portion of Item 15 is submitted as a separate section of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER ASSOCIATES INTERNATIONAL, INC.

	By	/s/ KENNETH D. CRON Kenneth D. Cron Interim Chief Executive Officer

	By	/s/ JEFF CLARKE Jeff Clarke Chief Operating Officer and Chief Financial Officer

	By	/s/ DOUGLAS E. ROBINSON Douglas E. Robinson Senior Vice President and Controller Principal Accounting Officer
Dated: June 14, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the date indicated:

Name	Title
/s/ RUSSELL M. ARTZT Russell M. Artzt	Director

/s/ KENNETH D. CRON Kenneth D. Cron	Interim Chief Executive Officer and Director

/s/ ALFONSE M. D’AMATO Alfonse M. D’Amato	Director

/s/ GARY J. FERNANDES Gary J. Fernandes	Director

/s/ ROBERT E. La BLANC Robert E. La Blanc	Director

/s/ JAY W. LORSCH Jay W. Lorsch	Director

/s/ LEWIS S. RANIERI Lewis S. Ranieri	Non-Executive Chairman

/s/ WALTER P. SCHUETZE Walter P. Schuetze	Director

Name	Title
/s/ ALEX SERGE VIEUX Alex Serge Vieux	Director

Dated: June 14, 2004

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
ISLANDIA, NEW YORK

ANNUAL REPORT ON FORM 10-K
ITEM 8, ITEM 15(a)(1) AND (2), AND ITEM 15(d)

LIST OF CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

YEAR ENDED MARCH 31, 2004

Page
The following Consolidated Financial Statements of Computer Associates
International, Inc. and subsidiaries are included in Item 8:
Report of Independent Registered Public Accounting Firm	47
Consolidated Balance Sheets — March 31, 2004 and 2003	48
Consolidated Statements of Operations — Years Ended March 31, 2004, 2003, and 2002	50
Consolidated Statements of Stockholders’ Equity — Years Ended March 31, 2004, 2003, and 2002	51
Consolidated Statements of Cash Flow — Years Ended March 31, 2004, 2003, and 2002	52
Notes to Consolidated Financial Statements	53
The following Consolidated Financial Statement Schedule of Computer Associates International, Inc. and subsidiaries is included in Item 15(d):
Schedule II — Valuation and Qualifying Accounts	78

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Computer Associates International, Inc.

We have audited the accompanying consolidated balance sheets of Computer Associates International, Inc. and subsidiaries as of March 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2004. Our audits also included the financial statement schedule as of and for the years ended March 31, 2004, 2003, and 2002 listed in the Index at Item 15(d). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Computer Associates International, Inc. and subsidiaries as of March 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective April 1, 2003, the Company adopted the fair value method of accounting provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS 123.”

As discussed in Note 1 to the consolidated financial statements, effective April 1, 2002, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.”

/s/ KPMG LLP

New York, New York
June 7, 2004

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,
	2004	2003
	(dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,793	$1,405
Marketable securities	109	91
Trade and installment accounts receivable, net	941	1,079
Federal and state income taxes receivable	96	—
Deferred income taxes	311	287
Other current assets	108	117
Assets of discontinued operation	—	66

TOTAL CURRENT ASSETS	3,358	3,045
INSTALLMENT ACCOUNTS RECEIVABLE, due after one year, net	820	1,299
PROPERTY AND EQUIPMENT
Land and buildings	584	551
Equipment, furniture, and improvements	886	868

	1,470	1,419
Accumulated depreciation and amortization	(829)	(757)

TOTAL PROPERTY AND EQUIPMENT, net	641	662
PURCHASED SOFTWARE PRODUCTS, net of accumulated amortization of $3,491 and $3,065, respectively	1,045	1,416
GOODWILL, net of accumulated amortization of $1,414 and $1,418, respectively	4,366	4,400
OTHER NONCURRENT ASSETS	449	439

TOTAL ASSETS	$10,679	$11,261

See Accompanying Notes to the Consolidated Financial Statements.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,
	2004	2003
	(dollars in millions)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Loans payable and current portion of long-term debt	$2	$828
Accounts payable	177	203
Salaries, wages, and commissions	260	247
Accrued expenses and other current liabilities	407	345
Deferred subscription revenue (collected) — current	1,210	923
Taxes payable, other than income taxes payable	123	124
Federal, state, and foreign income taxes payable	256	294
Deferred income taxes	20	—
Liabilities of discontinued operation	—	65

TOTAL CURRENT LIABILITIES	2,455	3,029
LONG-TERM DEBT, net of current portion	2,298	2,298
DEFERRED INCOME TAXES	618	1,047
DEFERRED SUBSCRIPTION REVENUE (COLLECTED) — NONCURRENT	276	173
DEFERRED MAINTENANCE REVENUE	285	324
OTHER NONCURRENT LIABILITIES	29	27

TOTAL LIABILITIES	5,961	6,898
STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued	—	—
Common stock, $.10 par value, 1,100,000,000 shares authorized, 630,920,576 shares issued	63	63
Additional paid-in capital	3,847	3,715
Retained earnings	2,000	2,022
Accumulated other comprehensive loss	(103)	(215)
Treasury stock, at cost — 48,326,307 shares for 2004 and 54,647,731 shares for 2003	(1,089)	(1,222)

TOTAL STOCKHOLDERS’ EQUITY	4,718	4,363

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,679	$11,261

See Accompanying Notes to the Consolidated Financial Statements.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2004	2003	2002
	(in millions, except per share amounts)
Revenue:
Subscription revenue	$1,961	$1,414	$827
Software fees and other	308	349	388
Maintenance	589	726	924
Financing fees	184	290	444
Professional services	234	248	303

TOTAL REVENUE	3,276	3,027	2,886
Operating Expenses:
Amortization of capitalized software costs	463	465	478
Cost of professional services	220	237	283
Selling, general, and administrative	1,247	1,322	1,675
Product development and enhancements	662	644	656
Commissions and royalties	267	244	269
Depreciation and amortization of goodwill and other intangible assets	134	140	607
Goodwill impairment	—	80	31
Other gains/expenses, net	52	94	35
Shareholder litigation settlement and investigation charge	168	—	—

TOTAL EXPENSES BEFORE INTEREST AND TAXES	3,213	3,226	4,034
Income (loss) from continuing operations before interest and taxes	63	(199)	(1,148)
Interest expense, net	117	169	227

Loss from continuing operations before taxes	(54)	(368)	(1,375)
Tax benefit	(18)	(98)	(279)

LOSS FROM CONTINUING OPERATIONS	(36)	(270)	(1,096)
Income (loss) from discontinued operation, inclusive of realized gain on sale in 2004 of $60, net of income taxes	61	3	(6)

NET INCOME (LOSS)	$25	$(267)	$(1,102)

BASIC EARNINGS (LOSS) PER SHARE
Loss from continuing operations	$(0.06)	$(0.47)	$(1.90)
Income (loss) from discontinued operation	0.10	0.01	(0.01)

Net income (loss)	$0.04	$(0.46)	$(1.91)

Basic weighted-average shares used in computation	580	575	577
DILUTED EARNINGS (LOSS) PER SHARE
Loss from continuing operations	$(0.06)	$(0.47)	$(1.90)
Income (loss) from discontinued operation	0.10	0.01	(0.01)

Net income (loss)	$0.04	$(0.46)	$(1.91)

Diluted weighted-average shares used in computation	580	575	577

See Accompanying Notes to the Consolidated Financial Statements.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
		Additional		Other		Total
	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	Loss	Stock	Equity
		(in millions, except dividends declared per share)
Balance as of March 31, 2001	$63	$3,936	$3,483	$(388)	$(1,314)	$5,780
Net loss			(1,102)			(1,102)
Translation adjustment in 2002				31		31
Unrealized loss on marketable securities, net of tax				(4)		(4)

Comprehensive loss						(1,075)
Dividends declared ($0.08 per share)			(46)			(46)
Purchase of a call spread option		(95)				(95)
Exercise of common stock options, ESPP, and other		33			91	124
401(k) discretionary contribution		4			20	24
Purchases of treasury stock					(95)	(95)

Balance as of March 31, 2002	63	3,878	2,335	(361)	(1,298)	4,617
Net loss			(267)			(267)
Translation adjustment in 2003				143		143
Reclassification adjustment included in net loss				3		3

Comprehensive loss						(121)
Dividends declared ($0.08 per share)			(46)			(46)
Purchase of a call spread option		(73)				(73)
Exercise of common stock options, ESPP, and other		(85)			153	68
401(k) discretionary contribution		(5)			29	24
Purchases of treasury stock					(106)	(106)

Balance as of March 31, 2003	63	3,715	2,022	(215)	(1,222)	4,363
Net income			25			25
Translation adjustment in 2004				104		104
Unrealized gain on marketable securities, net of tax				8		8

Comprehensive income						137
Dividends declared ($0.08 per share)			(47)			(47)
Shareholder litigation settlement		11			39	50
Exercise of common stock options, ESPP, and other items		(33)			116	83
Stock-based compensation, net of tax		8				8
401(k) discretionary contribution		(13)			34	21
Purchases of treasury stock					(56)	(56)
Reclassification of tax benefit associated with prior period stock options		159				159

Balance as of March 31, 2004	$63	$3,847	$2,000	$(103)	$(1,089)	$4,718

See Accompanying Notes to the Consolidated Financial Statements.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2004	2003	2002
	(in millions)
OPERATING ACTIVITIES:
Net income (loss)	$25	$(267)	$(1,102)
(Income) loss from discontinued operation, net of tax	(61)	(3)	6

Loss from continuing operations	(36)	(270)	(1,096)
Adjustments to reconcile loss from continuing operations to net cash provided by continuing operating activities:
Depreciation and amortization	597	605	1,085
Provision for deferred income taxes	(293)	(491)	(542)
Compensation expense related to stock and international retirement plans	32	27	26
Decrease in noncurrent installment accounts receivable, net	464	643	1,184
Increase (decrease) in deferred subscription revenue (collected) — noncurrent	92	(47)	82
Decrease in deferred maintenance revenue	(55)	(126)	(85)
Foreign currency transaction loss — before taxes	41	66	6
Impairment charges	4	80	59
(Gain) loss on sale of assets, net	(19)	3	—
Charge for losses on investments	—	11	14
Gain on early retirement of debt	—	(3)	—
Changes in other operating assets and liabilities, net of effect of acquisitions:
Decrease in trade and installment receivables, net — current	269	533	88
Increase in deferred subscription revenue (collected) — current	220	301	415
Other changes in operating assets and liabilities	(36)	(22)	8

NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES	1,280	1,310	1,244
INVESTING ACTIVITIES:
Acquisitions, primarily purchased software, marketing Rights, and intangibles, net of cash acquired	(52)	(19)	(3)
Settlements of purchase accounting liabilities	(19)	(49)	(59)
Purchases of property and equipment	(30)	(28)	(25)
Proceeds from sale of property and equipment	21	4	—
Proceeds from disposition of businesses	90	20	—
Restricted cash	(56)	—	—
Purchases of marketable securities	(55)	(49)	(38)
Sales of marketable securities	50	41	36
Increase in capitalized development costs	(44)	(40)	(53)

NET CASH USED IN INVESTING ACTIVITIES	(95)	(120)	(142)
FINANCING ACTIVITIES:
Dividends paid	(47)	(46)	(46)
Purchases of treasury stock	(56)	(106)	(95)
Proceeds from borrowings	—	507	3,387
Repayments of borrowings, net	(826)	(1,237)	(3,967)
Purchases of call spread options	—	(73)	(95)
Exercise of common stock options and other	77	47	40

NET CASH USED IN FINANCING ACTIVITIES	(852)	(908)	(776)
INCREASE IN CASH AND CASH EQUIVALENTS BEFORE EFFECT OF EXCHANGE RATE CHANGES ON CASH	333	282	326
Effect of exchange rate changes on cash	55	51	(4)

INCREASE IN CASH AND CASH EQUIVALENTS	388	333	322
CASH AND CASH EQUIVALENTS — BEGINNING OF YEAR	1,405	1,072	750

CASH AND CASH EQUIVALENTS — END OF YEAR	$1,793	$1,405	$1,072

See Accompanying Notes to the Consolidated Financial Statements.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Significant Accounting Policies

Description of Business: Computer Associates International, Inc. and subsidiaries (the Company) designs, develops, markets, licenses, and supports a wide range of integrated management computer software products.

ACCPAC Divestiture: As more fully described in Note 2, in fiscal year 2004 the Company divested its subsidiary, ACCPAC International, Inc. (ACCPAC). As a result, ACCPAC has been classified as a discontinued operation for all periods presented, and its assets, liabilities, results of operations, and cash flow have been reclassified in the Company’s Consolidated Financial Statements. All related footnotes to the Consolidated Financial Statements have been adjusted to exclude the effect of the ACCPAC discontinued operation.

Principles of Consolidation: The Consolidated Financial Statements include the accounts of the Company and its majority-owned and controlled subsidiaries. Investments in affiliates owned 50% or less are accounted for by the equity method and include gross unconsolidated liabilities of approximately $1 million. Intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, these estimates may ultimately differ from actual results.

Translation of Foreign Currencies: Foreign currency assets and liabilities of the Company’s international subsidiaries are translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing throughout the year. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as part of the foreign currency translation adjustment in Stockholders’ Equity. Gains and losses from foreign currency transactions are included in the “Other gains/expenses, net” line item on the Consolidated Statements of Operations in the period in which they occur. Net income (loss) includes exchange transaction losses, net of taxes, of approximately $26 million, $42 million, and $4 million in the fiscal years ended March 31, 2004, 2003, and 2002, respectively.

Statements of Cash Flow: Interest payments for the fiscal years ended March 31, 2004, 2003, and 2002 were $137 million, $186 million, and $239 million, respectively. Income taxes paid for these fiscal years were $423 million, $320 million, and $277 million, respectively.

Basis of Revenue Recognition: The Company generates revenue from the following primary sources: (1) licensing software products; (2) providing customer technical support (referred to as maintenance); and (3) providing professional services, such as consulting and education.

The Company recognizes revenue pursuant to the requirements of Statement of Position (SOP) 97-2 “Software Revenue Recognition”, issued by the American Institute of Certified Public Accountants, as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” In accordance with SOP 97-2, the Company begins to recognize revenue from licensing and supporting its software products when all of the following criteria are met: (1) the Company has evidence of an arrangement with a customer; (2) the Company delivers the products; (3) license agreement terms are deemed fixed or determinable and free of contingencies or uncertainties that may alter the agreement such that it may not be complete and final; and (4) collection is probable.

The Company’s software licenses generally do not include acceptance provisions. An acceptance provision allows a customer to test the software for a defined period of time before committing to license the software. If a license agreement includes an acceptance provision, the Company does not record deferred subscription revenue or recognize revenue until the earlier of the receipt of a written customer acceptance or, if not notified by the customer to cancel the license agreement, the expiration of the acceptance period.

Under the Company’s Business Model, software license agreements include flexible contractual provisions that, among other things, allow customers to receive unspecified future software products for no additional fee. These agreements combine the right to use the software product with maintenance for the term of the agreement. Under these agreements, once all four of the above noted revenue recognition criteria are met, the Company is required to recognize revenue ratably over the term of the license agreement. For license agreements signed prior to October 2000 (the prior business model), once all four of the above noted revenue recognition criteria were met, software license fees were recognized as revenue up-front, and the maintenance fees were deferred and subsequently recognized as revenue over the term of the license.

Note 1 — Significant Accounting Policies (Continued)

Maintenance revenue is derived from two primary sources: (1) combined license and maintenance agreements recorded under the prior business model; and (2) stand-alone maintenance agreements.

Under the prior business model, maintenance and license fees were generally combined into a single license agreement. The maintenance portion was deferred and amortized into revenue over the initial license agreement term. Many of these license agreements have not reached the end of their initial terms and, therefore, continue to amortize. This amortization is recorded to the “Maintenance” line item on the Consolidated Statements of Operations. The deferred maintenance portion, which was optional to the customer, was determined using its fair value based on annual, fixed maintenance renewal rates stated in the agreement. For license agreements entered into under the Company’s current Business Model, maintenance is not separately identified in the Company’s customers’ license agreements and is no longer optional on an annual basis but rather is inclusive for the entire term. Maintenance and license fees continue to be combined, and the combined maintenance and license revenue is recognized on a monthly basis ratably over the term of the agreement and is reported on the “Subscription revenue” line item on the Consolidated Statements of Operations.

The Company records stand-alone maintenance revenue earned from customers who elect optional maintenance for their non-term-based license agreements. Maintenance revenue from such renewals is recognized on the “Maintenance” line item on the Consolidated Statements of Operations over the term of the renewal agreement.

The “Deferred maintenance revenue” line item on the Company’s Consolidated Balance Sheets principally represents payments received in advance of maintenance services rendered.

Revenue from professional service arrangements is generally recognized as the services are performed. Revenues from professional services sold as part of a software transaction are deferred and recognized over the life of the related software transaction. If it is not probable that a project will be completed or the payment will be received, revenue is deferred until the uncertainty is removed.

Revenue from sales to distributors, resellers, and value-added resellers (VARs) is recognized when all four of the SOP 97-2 revenue recognition criteria noted above are met and when these entities sell the software product to their customers. This is commonly referred to as the sell-through method.

The Company has an established business practice of offering installment payment options to customers and has a history of successfully collecting substantially all amounts due under such agreements. The Company assesses collectibility based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If, in the Company’s judgment, collection of a fee is not probable, it will not recognize revenue until the uncertainty is removed upon receipt of cash payment.

The Company’s standard licensing agreements include a product warranty provision for all products. Such warranties are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies.” The likelihood that the Company would be required to make refunds to customers under such provisions is considered remote.

Under the terms of substantially all of the Company’s license agreements, the Company has agreed to indemnify customers for costs and damages arising from claims against such customers based on, among other things, allegations that its software products infringe the intellectual property rights of a third party. In most cases, in the event of an infringement claim, the Company retains the right to (i) procure for the customer the right to continue using the software product; (ii) replace or modify the software product to eliminate the infringement while providing substantially equivalent functionality; or (iii) if neither (i) nor (ii) can be reasonably achieved, the Company may terminate the license agreement and refund to the customer a pro-rata portion of the fees paid. Such indemnification provisions are accounted for in accordance with SFAS No. 5. The likelihood that the Company would be required to make refunds to customers under such provisions is considered remote. The indemnification is limited to the amount paid by the customer.

Subscription Revenue: Subscription revenue represents the ratable recognition of revenue attributable to license agreements under the Company’s Business Model.

Deferred subscription revenue represents the aggregate portion of all undiscounted contractual and committed license amounts pursuant to the Company’s Business Model for which revenue is deferred and will be recognized ratably over the license agreement duration.

The Company segregates the total deferred subscription revenue into two components, one component being the amount of cash collected in excess of the amount recognized as revenue, and the other component being the amount that has not yet been collected and has not yet been recognized as revenue. Deferred subscription revenue (collected) is a liability on the Company’s balance sheet, whereas deferred subscription revenue (uncollected) is a component of installment accounts receivable. The components of installment accounts receivable are detailed in Note 5. Each of these components is further classified as either current or noncurrent.

Note 1 — Significant Accounting Policies (Continued)

Software Fees and Other: Software fees and other primarily consists of royalties and revenue related to distribution partners and original equipment manufacturer (OEM) partners. Revenue from distribution partners is recognized upon sell-through to the end user by the distribution partner. Revenue related to distribution partners and OEMs is sometimes referred to as the Company’s “indirect” or “channel” revenue.

Financing Fees: Accounts receivable resulting from prior business model product sales with extended payment terms were discounted to their present value at the then prevailing market rates. In subsequent periods, the accounts receivable are increased to the amount due and payable by the customer through the accretion of financing revenue on the unpaid accounts receivable due in future years. Under the Company’s Business Model, additional unamortized discounts are no longer recorded, since the Company does not account for the present value of product sales as earned revenue at license agreement signing.

Fair Value of Financial Instruments: The fair value of the Company’s cash and cash equivalents, accounts payable and accrued expense amounts approximate their carrying value. See Notes 3, 5, and 6 for the fair value related to the Company’s investments, accounts receivable, and debt payable, respectively.

Concentration of Credit Risk: Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of marketable securities and accounts receivable. The Company’s marketable securities consist primarily of high-quality securities with limited exposure to any single instrument. The Company’s accounts receivable balances have limited exposure to concentration of credit risk due to the diverse customer base and geographic areas covered by operations.

Marketable Securities: The Company considers all highly liquid investments with a maturity of three months or fewer when purchased to be cash equivalents. The Company has determined that all of its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders’ Equity under the caption “Accumulated Other Comprehensive Loss.” The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in the “Interest expense, net” line item on the Consolidated Statements of Operations. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in the “Selling, general, and administrative” (SG&A) line item on the Consolidated Statements of Operations. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in the “Interest expense, net” line item on the Consolidated Statements of Operations.

Restricted Cash: The Company’s insurance subsidiary, established during fiscal year 2004, requires a minimum restricted cash balance of $50 million. In addition, the Company has a letter of credit that requires cash collateral. At March 31, 2004, the amount of such collateral totaled $6 million. The total amount of restricted cash of $56 million was included in the “Other noncurrent assets” line item on the March 31, 2004 Consolidated Balance Sheet.

Property and Equipment: Land, buildings, equipment, furniture, and improvements are stated at cost. Depreciation and amortization are provided over the estimated useful lives of the assets by the straight-line method. Building and improvements are estimated to have 30- to 40-year lives, and the remaining property and equipment are estimated to have 5- to 7-year lives.

Goodwill: Goodwill represents the excess of the aggregate purchase price over the fair value of the net tangible and identifiable intangible assets and in-process research and development acquired by the Company in a purchase business combination. The Company’s adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” had the effect of prospectively eliminating the amortization of goodwill and certain other intangible assets beginning on April 1, 2002. Under the non-amortization approach, goodwill is not amortized into results of operations but instead is reviewed for impairment, written down, and charged as expense to results of operations in periods in which the recorded value of goodwill is more than the goodwill’s implied fair value. During the fourth quarter of fiscal year 2004, the Company performed its annual impairment review for goodwill and concluded that there was no impairment to be recorded in the current fiscal year. A similar impairment review was performed during the fourth quarter of fiscal year 2003 and, as a result, the Company recorded a non-cash goodwill impairment charge of $80 million. The fiscal year 2003 impairment charge resulted from the weak spending environment that affected the IT service sector in general, as well as the Company’s continued shift in focus to professional services engagements that concentrated solely on the Company’s software products. The Company’s estimates of fair value were primarily determined using discounted cash flow and were based on the Company’s best estimates of future revenue and operating costs and general market conditions. These estimates were subject to review and approval by senior management. This approach used significant assumptions, including projected future cash flow, the discount rate reflecting the risk inherent in future cash flow, and the terminal growth rate. The fiscal year 2003 impairment charge was recorded to the “Goodwill impairment” line item on the Consolidated Statements of Operations.

Note 1 — Significant Accounting Policies (Continued)

Prior to the adoption of SFAS No. 142, the Company amortized goodwill over its estimated useful life, which ranged from 10 to 20 years, depending on the nature of the business acquired. The Company recorded amortization of goodwill for the fiscal year ended March 31, 2002 of $445 million.

Upon adoption of SFAS No. 142, assembled workforce no longer met the definition of an identifiable intangible asset. As a result, the net balance of $79 million as of March 31, 2002 was reclassified from intangible assets to goodwill. The Company recorded amortization of assembled workforce of $13 million for the fiscal year ended March 31, 2002. Additionally, a related deferred tax liability of $35 million was reclassified from deferred taxes to goodwill as of March 31, 2003.

The carrying value of goodwill was $4.366 billion and $4.400 billion as of March 31, 2004 and 2003, respectively. During fiscal year 2004, goodwill decreased approximately $34 million, due primarily to adjustments in acquisition reserves and reclassification of deferred taxes related to the acquisitions of PLATINUM technology International, inc. (PLATINUM) and Sterling Software, Inc. (Sterling). This was partially offset by the addition of approximately $6 million in goodwill related to the Company’s acquisition of Miramar Systems. A reconciliation of previously reported net loss and loss per share to the amounts adjusted for the exclusion of goodwill and assembled workforce amortization is as follows:

	Year Ended March 31,
	2004	2003	2002
	(in millions, except per share amounts)
Reported loss from continuing operations, net of taxes	$(36)	$(270)	$(1,096)
Goodwill amortization	—	—	445
Assembled workforce amortization, net of taxes	—	—	13

Adjusted loss from continuing operations, net of taxes	$(36)	$(270)	$(638)

Reported basic and diluted loss per share from continuing operations	$(0.06)	$(0.47)	$(1.90)
Goodwill amortization per share	—	—	0.77
Assembled workforce amortization per share	—	—	0.02

Adjusted basic and diluted loss per share from continuing operations	$(0.06)	$(0.47)	$(1.11)

Capitalized Software Costs and Other Identified Intangible Assets: Capitalized software costs include the fair value of rights to market software products acquired in purchase business combinations (Purchased Software Products). In allocating the purchase price to the assets acquired in a purchase business combination, the Company allocates a portion of the purchase price equal to the fair value at the acquisition date of the rights to market the software products of the acquired company. The purchase price of Purchased Software Products is capitalized and amortized over the estimated useful life of such products over a period not exceeding seven years. The Company recorded amortization of Purchased Software Products for the fiscal years ended March 31, 2004, 2003, and 2002 of $423 million, $430 million, and $446 million, respectively, which were included in the “Amortization of capitalized software costs” line item on the Consolidated Statements of Operations.

In accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” internally generated software development costs associated with new products and significant enhancements to existing software products are expensed as incurred until technological feasibility has been established. Internally generated software development costs of $44 million, $40 million, and $53 million were capitalized during fiscal years 2004, 2003, and 2002, respectively. The Company recorded amortization of $40 million, $35 million, and $32 million for the fiscal years ended March 31, 2004, 2003, and 2002, respectively, which was included in the “Amortization of capitalized software costs” line item on the Consolidated Statements of Operations. Unamortized, internally generated software development costs included in the “Other noncurrent assets” line item on the Consolidated Balance Sheets totaled $135 million at both March 31, 2004 and 2003. In fiscal year 2004, the Company recorded an impairment charge of $4 million related to internally developed capitalized software assets. This amount was included in the “Other gains/expenses, net” line item on the Consolidated Statements of Operations.

Annual amortization of capitalized software costs is the greater of the amount computed using (i) the ratio that current gross revenue for a software product bears to the total of current and anticipated future revenue for that software product or (ii) the straight-line method over the remaining estimated economic life of the software product, generally estimated to be five years. The Company amortized capitalized software costs using the straight-line method in fiscal years 2004,

2003, and 2002, as anticipated future revenue is projected to increase for several years considering the Company is continuously integrating current software technology into new software products.

Note 1 — Significant Accounting Policies (Continued)

Other identified intangible assets include both customer relationships and trademarks/trade names. Prior to the adoption of SFAS No. 142, assembled workforce was included as an identifiable intangible asset. The Company amortizes identified intangible assets over their remaining economic life, estimated to be between six and twelve years. The Company recorded amortization of other identified intangible assets of $39 million, $39 million, and $52 million for the fiscal years ended March 31, 2004, 2003, and 2002, respectively, inclusive of the amortization of assembled workforce in fiscal year 2002 of $13 million. The net carrying value of other identified intangible assets as of March 31, 2004 and 2003 was $195 million and $234 million, respectively, and was included in the “Other noncurrent assets” line item on the Consolidated Balance Sheets.

Based on the identified intangible assets recorded through March 31, 2004, the annual amortization expense over the next five fiscal years is expected to be as follows:

	Year Ended March 31,
	2005	2006	2007	2008	2009
		(in millions)
Capitalized software:
Purchased	$398	$373	$259	$10	$4
Internally developed	40	36	28	18	10
Other	39	39	23	23	23

Total	$477	$448	$310	$51	$37

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

Accounting for Stock-Based Compensation: Prior to fiscal year 2004, the Company accounted for stock-based compensation in accordance with Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations. Under APB Opinion 25, the difference between the quoted market prices as of the date of the grant and the contractual purchase price of shares is charged to operations over the vesting period, and no compensation expense was recognized for fixed stock options with exercise prices equal to the market price of the stock on the dates of grant and shares acquired by employees under the Company’s stock purchase plans. Beginning in fiscal year 2004, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” The Company selected the prospective method to transition to the fair value method of measuring stock-based compensation expense. Under the fair value based method, the Company charges the value of all newly granted stock-based compensation to expense over the vesting period based on the computed fair value at the date of grant. Pro forma net loss and net loss per share disclosures, as if the Company recorded compensation expense based on the fair value for stock-based awards for all periods presented, have been presented in accordance with the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” and are as follows for the years ended March 31, 2004, 2003, and 2002 (See Note 9 for additional information regarding stock plans):

	Year Ended March 31,
	2004	2003	2002
	(in millions, except per share amounts)
Net income (loss) as reported	$25	$(267)	$(1,102)
Add: Stock-based employee compensation expense, net of tax, included in net income (loss)	8	1	2
Less: Stock-based employee compensation expense, net of tax, determined under the fair value based method for all awards	(78)	(94)	(85)

Pro forma net loss	$(45)	$(360)	$(1,185)
Basic earnings (loss) per share
As reported	$0.04	$(0.46)	$(1.91)
Pro forma	(0.08)	(0.63)	(2.05)
Diluted earnings (loss) per share
As reported	$0.04	$(0.46)	$(1.91)
Pro forma	(0.08)	(0.63)	(2.05)

Note 1 — Significant Accounting Policies (Continued)

The compensation expense and pro forma net loss may not be indicative of amounts to be included in future periods.

The weighted-average fair value at date of grant for options granted in fiscal years 2004, 2003, and 2002 was $14.60, $8.23, and $13.48, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions that were used for option grants in the respective periods are as follows:

	Year Ended March 31,
	2004	2003	2002
Dividend yield	.30%	.56%	.37%
Expected volatility factor	.67	.67	.65
Risk-free interest rate	3.0%	3.2%	4.9%
Expected life (in years)	4.5	6.0	6.0

In fiscal year 2004, the expected life (in years) was 4.5, which is lower than the expected life used in prior year computations due to a reduction in the average vesting period.

The weighted-average fair value of the Year 2000 Employee Stock Purchase Plan (the Purchase Plan) shares for offering periods commencing in fiscal years 2004, 2003, and 2002 was $7.28, $4.94, and $11.76, respectively. The fair value is estimated on the first date of the offering period using the Black-Scholes option pricing model. The weighted-average assumptions that were used for the Purchase Plan shares in the respective periods are as follows:

	Year Ended March 31,
	2004	2003	2002
Dividend yield	.33%	.56%	.22%
Expected volatility factor	.53	.70	.65
Risk-free interest rate	1.0%	1.5%	2.7%
Expected life (in years)	.5	.5	.5

Net Loss From Continuing Operations per Share: Basic and dilutive loss per share from continuing operations are computed by dividing net loss by the weighted-average number of common shares outstanding for the period.

	Year Ended March 31,
	2004	2003	2002
	(in millions, except per share amounts)
Loss from continuing operations, net of taxes	$(36)	$(270)	$(1,096)
Interest expense associated with the Convertible Senior Notes, net of tax(1)	—	—	—
Numerator in calculation of diluted loss per share from continuing operations	$(36)	$(270)	$(1,096)

Weighted-average shares outstanding and common share equivalents
Weighted-average common shares outstanding	580	575	577
Weighted-average Convertible Senior Note shares outstanding	—	—	—
Weighted-average stock options outstanding, net	—	—	—
Weighted-average shareholder settlement shares(2)	—	—	—

Denominator in calculation of diluted loss per share from continuing operations	580	575	577

Diluted loss per share from continuing operations(3)	$(0.06)	$(0.47)	$(1.90)

(1)	If the fiscal years ended March 31, 2004, 2003, and 2002 had resulted in income from continuing operations, and had the common share equivalents for the 5% Convertible Senior Notes (27 million shares) issued in March 2002 and the 1.625% Convertible Senior Notes (23 million shares) issued in December 2002 (collectively, the Notes) been dilutive, interest expense, net of tax, related to the Notes would have been added back to income from continuing operations in order to calculate diluted earnings per share from continuing operations. The related interest expense, net of tax, for the fiscal years ended March 31, 2004 and 2003 totaled approximately $25 million. The related interest expense, net of tax, for the fiscal year ended March 31, 2002 was less than $1 million.

(2)	A portion of the shareholder settlement shares were deemed contingently issuable and were therefore considered to be outstanding common shares as of December 2003, which was the date all necessary conditions for the future issuance of the shares were satisfied. The difference between those shares deemed contingently issuable, which have been included in the calculation of basic loss per share, and the total settlement shares not yet issued have been considered in calculating diluted loss per share.

(3)	If the fiscal years ended March 31, 2004, 2003, and 2002 had resulted in income from continuing operations and had all common share equivalents been dilutive, the weighted-average shares outstanding and common share equivalents would have been 637 million, 612 million, and 591 million, respectively.

Note 1 — Significant Accounting Policies (Continued)

Comprehensive Income (Loss): Comprehensive income (loss) includes net income (loss), foreign currency translation adjustments and unrealized losses on the Company’s available-for-sale securities. As of March 31, 2004 and 2003, the accumulated comprehensive loss included a foreign currency translation loss of $111 million and $215 million, respectively, and an unrealized gain on equity securities, net of tax, of $8 million in fiscal year 2004 and no unrealized gain or loss in fiscal year 2003. The components of comprehensive income (loss), net of applicable tax, for the fiscal years ended March 31, 2004, 2003, and 2002, are included within the Consolidated Statements of Stockholders’ Equity.

Reclassifications: Certain prior year balances have been reclassified to conform with the current year’s presentation.

Gains and losses attributable to sales of fixed assets, certain foreign currency exchange rate fluctuations, and certain other infrequent events have been reclassified from “SG&A” to “Other gains/expenses, net” on the Consolidated Statements of Operations. The components of “Other gains/expenses, net” are as follows:

	Year Ended March 31,
	2004	2003	2002
	(in millions)
(Gains) losses attributable to sales of fixed assets	$(19)	$3	$—
Expenses attributable to fluctuations in foreign currency exchange rates	41	66	6
Expenses attributable to legal settlements	26	15	1
Payment to Ranger Governance Ltd.	—	10	—
Impairment of capitalized software	4	—	28

	$52	$94	$35

Approximately $780 million of noncurrent deferred subscription revenue (uncollected) associated with amounts due from customers within the next 12 months at March 31, 2003 has been reclassified from “unearned revenue — noncurrent” (a component of net installment accounts receivable — noncurrent) to “unearned revenue — current” (a component of net trade and installment accounts receivable — current) on the Consolidated Balance Sheet and within Note 5 to conform to the March 31, 2004 presentation. As a result of this reclassification, the Company reclassified $291 million of a deferred tax liability at March 31, 2003 from deferred income taxes — current, to deferred income taxes — noncurrent on the Consolidated Balance Sheet to conform to the March 31, 2004 presentation.

Approximately $72 million of deferred tax assets at March 31, 2003 has been reclassified from “Other noncurrent assets” to “Deferred income taxes” on the Consolidated Balance Sheet to conform to the March 31, 2004 presentation.

Upon adoption of SFAS No. 142, assembled workforce no longer met the definition of an identifiable intangible asset. As a result, the noncurrent deferred tax liability of $35 million at March 31, 2003 associated with the assembled workforce asset was eliminated through a reduction in the carrying amount of goodwill.

Approximately $28 million of taxes payable at March 31, 2003 has been reclassified from “Accrued expenses and other current liabilities” to “Federal, state, and foreign income taxes payable” on the Consolidated Balance Sheet to conform to the March 31, 2004 presentation.

Approximately $18 million of a noncurrent reserve at March 31, 2003 has been reclassified from “Other noncurrent assets” to “Other current liabilities” on the Consolidated Balance Sheets to conform to the March 31, 2004 presentation.

Approximately $16 million of certain unclaimed funds at March 31, 2003 has been reclassified from “Allowance for doubtful accounts” (a component of net trade and installment accounts receivable — current) to “Accrued expenses and other current liabilities” on the Consolidated Balance Sheet to conform to the March 31, 2004 presentation. As a result of this reclassification, the Company reclassified $6 million of a deferred tax liability at March 31, 2003 to conform to the March 31, 2004 presentation.

Approximately $14 million of deferred revenue at March 31, 2003 related to the Company’s indirect business (distributors, resellers, and VARs) has been reclassified from “Allowance for doubtful accounts” to “Billed accounts receivable” within Note 5 to conform to the March 31, 2004 presentation. As a result of this reclassification, the Company reclassified $5 million of a deferred tax liability at March 31, 2003.

Approximately $8 million of certain international pension liabilities at March 31, 2003 has been reclassified from “Salaries, wages, and commissions” to “Other noncurrent liabilities” on the Consolidated Balance Sheet to conform to the March 31, 2004 presentation.

Note 2 — Divestitures and Acquisitions

Divestitures

In March 2004, the Company sold its approximate 90% interests in ACCPAC to The Sage Group, plc. (Sage). The Company’s net proceeds totaled $104 million for all of our outstanding equity interests of ACCPAC, including options and change of control payments for certain ACCPAC officers and managers. The Company received approximately $90 million of the net proceeds in fiscal year 2004 and the remainder in fiscal year 2005. ACCPAC specializes in accounting, customer relationship management, human resources, warehouse management, manufacturing, electronic data interchange, and point-of-sale software for small and medium-sized businesses. As a result of the sale in the fourth quarter of fiscal year 2004, the Company realized a gain, net of taxes, of approximately $60 million, and approximately 600 employees were transferred to Sage. The sale completes the Company’s multiyear effort to exit the business applications market. Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the prior year assets and liabilities of ACCPAC have been reclassified as a discontinued operation on the Consolidated Balance Sheets. In addition, the results of operations of ACCPAC, including the gain on the sale in fiscal year 2004, have been recorded as discontinued operations for all periods presented.

The operating results of ACCPAC are summarized as follows:

	Year Ended March 31,
	2004(1)	2003	2002
	(in millions)
Software fees and other	$38	$46	$44
Maintenance	40	43	34

Total revenue	$78	$89	$78

Pre-tax income (loss) from discontinued operation	$1	$5	$(10)
Income (loss) from discontinued operation, net of taxes	$1	$3	$(6)

(1)	Fiscal year 2004 includes operating results through December 2003, the measurement date for the ACCPAC sale.

In April 2002, the Company completed the divestiture of certain non-core assets to SSA Global Technologies, Inc. (SSA). These assets consisted principally of the Company’s supply-chain management, financial management, and human resource management software product groups operating under the name interBiz™. Of the $25 million selling price, approximately $12 million was received in the quarter ended June 30, 2002. In January 2003, an agreement was reached to offset the remaining selling price SSA owed to the Company against obligations the Company owed to SSA. These interBiz operations generated approximately $82 million of revenue and $90 million of direct expenses for fiscal year 2002. As part of the transaction, net billed and unbilled accounts receivable and net deferred subscription revenue were reduced by approximately $25 million and $72 million, respectively. Approximately 725 employees were transferred to SSA as part of this transaction. Under the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” the Company recorded a $59 million, non-cash impairment charge to operations related to its investment in interBiz assets in March 2002. For the year ended March 31, 2002, the portion of the charge related to the capitalized software impairment of $28 million was included in the “Other gains/expenses, net” line item on the Consolidated Statements of Operations, and the portion of the charge related to the goodwill impairment of $31 million was included in the “Goodwill impairment” line item on the Consolidated Statements of Operations.

In October 2002, the Company completed the divestiture of its banking products group, the remaining product group of interBiz, to a third party. Proceeds from the divestiture totaled approximately $8 million, which was received in the quarter ended December 31, 2002. Prior to the divestiture, the banking products group generated approximately $12 million of revenue and $7 million of direct expenses for fiscal year 2003 and approximately $12 million of revenue and $10 million of direct expenses for fiscal year 2002. As part of the transaction, net billed and unbilled accounts receivable and net deferred subscription revenue were reduced by approximately $12 million and $18 million, respectively. Approximately 80 employees were transferred to the acquirer as part of this transaction.

Acquisitions

During fiscal year 2004, the Company made several strategic acquisitions to complement certain of its product lines. These include the acquisition of eSecurity Online, a maker of security and security-related software; Silent Runner, a maker of network security software that safeguards electronic property; and Miramar Systems, a leading provider of desktop migration tools. The aggregate purchase price for these acquisitions was approximately $53 million, of which $52 million was paid in cash.

Note 2 — Divestitures and Acquisitions (Continued)

During fiscal years 2003 and 2002, the Company acquired certain consulting businesses and product technologies, which, individually and collectively, were not material to the consolidated financial statements taken as a whole. The aggregate purchase price for these acquisitions was approximately $19 million. The Consolidated Statements of Operations reflect the results of operations of the companies since the effective dates of the acquisitions.

During fiscal year 2000, the Company acquired PLATINUM and Sterling. The Company has not completed any acquisitions since March 2000 that generated additional acquisition-related liabilities. Accrued acquisition-related costs and changes in the accruals related to the acquisitions of PLATINUM and Sterling were as follows:

	Duplicate
	Facilities and	Employee
	Other Costs	Costs
	(in millions)
Balance as of March 31, 2002	$135	$34
Settlements	(43)	(10)
Adjustments	(18)	(1)

Balance as of March 31, 2003	$74	$23
Settlements	(10)	(9)
Adjustments	(6)	(2)

Balance as of March 31, 2004	$58	$12

The liabilities for duplicate facilities and other costs relate to operating leases, which are actively being renegotiated and expire at various times through 2010, negotiated buyouts of the operating lease commitments, and other contractually related liabilities. The liabilities for employee costs relate to involuntary termination benefits. Adjustments, which reduce the corresponding liability and related goodwill accounts, are recorded when obligations are settled at amounts less than those originally estimated. The remaining liability balances are included in the “Accrued expenses and other liabilities” line item on the Consolidated Balance Sheets.

Note 3 — Marketable Securities

The following is a summary of marketable securities classified as available-for-sale:

	Year Ended March 31,
	2004	2003
	(in millions)
Debt/Equity Securities:
Cost	$96	$91
Gross unrealized gains	13	2
Gross unrealized losses	—	(2)

Estimated fair value	$109	$91

The Company realized approximately $1 million in gains on marketable securities for the fiscal year ended March 31, 2004. There were no realized gains or losses for the fiscal years ended March 31, 2003 or 2002. For the fiscal year ended March 31, 2003, the Company recorded an approximate $13 million loss due to an other-than-temporary decline in the fair value of various equity investments, which was included in the “SG&A” line item on the Consolidated Statements of Operations. The impairment was considered necessary since certain corporate common stocks held by the Company had deteriorated in value over a number of quarters due to external economic conditions. Additionally, the Company recorded an unrealized gain of approximately $2 million.

The estimated fair value of debt and equity securities is based upon published closing prices of those securities as of March 31, 2004. For debt securities, amortized cost is classified by contractual maturity. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

In accordance with Emerging Issue Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” the Company reviewed its investment portfolio for impairment and determined that, as of March 31, 2004, the total unrealized loss for investments impaired for both greater and less than 12 months was immaterial.

Note 3 — Marketable Securities (Continued)

	March 31, 2004
		Estimated
	Cost	Fair Value
	(in millions)
Debt/Equity Securities:
Debt securities, which are recorded at market, maturing:
Within one year or less	$29	$29
Between one and three years	46	47
Between three and five years	16	17

Debt securities, which are recorded at market	91	93
Equity securities, which are recorded at market	5	16

Total marketable securities	$96	$109

Note 4 — Segment and Geographic Information

The Company’s chief operating decision makers review financial information presented on a consolidated basis, accompanied by disaggregated information about revenue, by geographic region, for purposes of assessing financial performance and making operating decisions. Accordingly, the Company considers itself to be operating in a single industry segment. The Company is principally engaged in the design, development, marketing, licensing, and support of integrated management computer software products operating on a wide range of hardware platforms and operating systems. The Company does not manage its business by solution or focus area and therefore does not maintain financial statements on such a basis.

In addition to its United States operations, the Company operates through branches and wholly owned subsidiaries in 45 other foreign countries located in North America (2), Africa (1), South America (6), Asia/Pacific (14), and Europe (22). Revenue is allocated to a geographic area based on the location of the sale. The following table presents information about the Company by geographic area for the fiscal years ended March 31, 2004, 2003, and 2002:

	United
	States	Europe	Other	Eliminations	Total
	(in millions)
March 31, 2004
Revenue:
To unaffiliated customers	$1,716	$993	$567	$—	$3,276
Between geographic areas(1)	502	—	—	(502)	—

Total Revenue	$2,218	$993	$567	$(502)	$3,276
Property and equipment, net	$430	$182	$29	$—	$641
Identifiable assets	10,024	1,049	378	(772)	10,679
Total liabilities	5,957	385	391	(772)	5,961
March 31, 2003
Revenue:
To unaffiliated customers	$1,725	$828	$474	$—	$3,027
Between geographic areas(1)	302	—	—	(302)	—

Total Revenue	$2,027	$828	$474	$(302)	$3,027
Property and equipment, net	$474	$164	$24	$—	$662
Identifiable assets	10,749	814	422	(724)	11,261
Total liabilities	6,830	351	441	(724)	6,898
March 31, 2002
Revenue:
To unaffiliated customers	$1,769	$667	$450	$—	$2,886
Between geographic areas(1)	247	—	—	(247)	—

Total Revenue	$2,016	$667	$450	$(247)	$2,886
Property and equipment, net	$538	$151	$26	$—	$715
Identifiable assets	11,327	677	492	(125)	12,371
Total liabilities	6,918	507	454	(125)	7,754

(1)	Represents royalties from foreign subsidiaries determined as a percentage of certain amounts invoiced to customers.

No single customer accounted for 10% or more of total revenue for the fiscal years ended March 31, 2004, 2003, or 2002.

Note 5 — Trade and Installment Accounts Receivable

The Company uses installment license agreements as a standard business practice and has a history of successfully collecting substantially all amounts due under the original payment terms without making concessions on payments, software products, maintenance, or professional services. Net trade and installment accounts receivable are composed of the total committed amounts due from customers throughout the license term pursuant to such agreements. These accounts receivable balances exclude unamortized discounts based on imputed interest for the time value of money for license agreements under the prior business model, unearned revenue attributable to maintenance, deferred subscription revenue, unearned professional services contracted for in the license agreement, and allowances for doubtful accounts. Deferred subscription revenue represents the deferred license agreement fees recorded under the Company’s Business Model, which will amortize into revenue over the respective license agreement term.

Trade and installment accounts receivable consist of the following:

	March 31,
	2004	2003
	(in millions)
Current:
Billed accounts receivable	$804	$809
Unbilled amounts due within the next 12 months — Business Model	1,446	1,284
Unbilled amounts due within the next 12 months — prior business model	702	1,020
Less: Allowance for doubtful accounts	(64)	(159)

Net amounts expected to be collected	2,888	2,954
Less: Unearned revenue — current	(1,947)	(1,875)

Net trade and installment accounts receivable — current	$941	$1,079

Noncurrent:
Unbilled amounts due beyond the next 12 months — Business Model	$1,107	$1,210
Unbilled amounts due beyond the next 12 months — prior business model	1,104	1,807
Less: Allowance for doubtful accounts	(52)	(85)

Net amounts expected to be collected	2,159	2,932
Less: Unearned revenue — noncurrent	(1,339)	(1,633)

Net installment accounts receivable — noncurrent	$820	$1,299

The components of unearned revenue consist of the following:

	March 31,
	2004	2003
	(in millions)
Current:
Unamortized discounts	$113	$185
Unearned maintenance	104	189
Deferred subscription revenue (uncollected)	903	688
Noncurrent deferred subscription revenue (uncollected) associated with unbilled amounts due within the next 12 months	800	780
Unearned professional services	27	33

	$1,947	$1,875

Noncurrent:
Unamortized discounts	$141	$250
Unearned maintenance	91	173
Deferred subscription revenue (uncollected)	1,107	1,210

	$1,339	$1,633

Unbilled amounts under the Company’s Business Model are collectible over one to five years. As of March 31, 2004, on a cumulative basis, approximately 57%, 88%, 95%, 98%, and 99% of amounts due from customers recorded under the Company’s Business Model come due within fiscal years ended 2005 through 2009, respectively.

Unbilled amounts under the prior business model are collectible over three to six years. As of March 31, 2004, on a cumulative basis, approximately 39%, 57%, 72%, 80%, and 86% of amounts due from customers recorded under the prior business model come due within fiscal years ended 2005 through 2009, respectively.

Note 5 — Trade and Installment Accounts Receivable (Continued)

Under the Company’s Business Model, amounts due from customers are offset by related deferred subscription revenue (unearned revenue), which results in little or no carrying value on the balance sheet. In addition, under the Company’s Business Model, customer payments are often received prior to revenue recognition, which reduces the need to provide for estimated bad debts. The Company reviews the reasonableness of its allowance for doubtful accounts each quarter. Based on those reviews, the Company determined that the allowance for doubtful accounts exceeded the Company’s estimate of uncollectible accounts receivable. As a result, the Company recorded a net credit to provision expense of $53 million for fiscal year 2004. The Company recorded a provision expense in the fiscal years ended March 31, 2003 and 2002 of $68 million and $233 million, respectively. Provision expense (credit) is included in the “SG&A” line item on the Consolidated Statements of Operations.

The Company’s estimate of the fair value of net installment accounts receivable recorded under the prior business model approximates carrying value since it is net of discounts, unearned contractual obligations, and an allowance for doubtful accounts. The fair value of the unbilled amounts recorded under the Company’s Business Model (unbilled amounts due less deferred subscription revenue) may have a fair value greater than that reported on the balance sheet. Currently, amounts due from customers under the Company’s Business Model are offset by unearned revenue related to these license agreements, leaving no or minimal net carrying value on the balance sheet for such amounts. The fair value may exceed this carrying value but cannot be practically assessed since there is no existing market for a pool of customer receivables with such contractual commitments similar to that of the Company’s. The actual fair value may not be known until these amounts are sold, securitized, or collected. Although these customer license agreements commit the customer to payment under a fixed schedule, the agreements are considered executory in nature due to the ongoing commitment to provide “unspecified future deliverables” as part of the agreement terms.

Note 6 — Debt

Credit Facilities

As of March 31, 2004, the Company’s committed bank credit facilities consisted of a $470 million, unsecured bank revolving credit facility expiring on January 31, 2005 (the 2002 Revolving Credit Facility). As of March 31, 2003, in addition to the 2002 Revolving Credit Facility, the Company had a $400 million, four-year unsecured bank revolving credit facility, which expired on May 30, 2003 (the 1999 Revolving Credit Facility).

		March 31,
	2004		2003
	Maximum	Outstanding	Maximum	Outstanding
	Available	Balance	Available	Balance
		(in millions)
1999 Revolving Credit Facility	$—	$—	$400	$350
2002 Revolving Credit Facility	470	—	440	—

1999 Revolving Credit Facility

In May 2003, the Company repaid the $350 million balance drawn under the 1999 Revolving Credit Facility.

2002 Revolving Credit Facility

On December 31, 2002, the Company entered into the 2002 Revolving Credit Facility with a maximum available borrowing capacity of $400 million. The available capacity was subsequently increased several times and, as of March 31, 2004, totaled $470 million. No amount was drawn under the 2002 Revolving Credit Facility as of March 31, 2004 or 2003. The Company’s current intention is to renew the 2002 Revolving Credit Facility prior to its expiration on January 31, 2005. The Company also has the option to apply for a one-year extension of the 2002 Revolving Credit Facility.

The interest rates on the 2002 Revolving Credit Facility are determined based on a ratings grid, which applies a margin to the prevailing London InterBank Offered Rate (LIBOR). The Company capitalized the initial transaction fees associated with the agreement, which totaled approximately $6 million. These fees are being amortized over the initial term of the 2002 Revolving Credit Facility in the “Interest expense, net” line item on the Consolidated Statements of Operations.

The Company is required to maintain certain financial ratios in connection with the 2002 Revolving Credit Facility. Covenant calculations are based upon maintaining ratios of cash generated from operations to interest expense and total debt, in addition to a net worth covenant, all of which are defined within the respective credit agreements. The Company is in compliance with all such covenants as of March 31, 2004.

Note 6 — Debt (Continued)

Senior Note Obligations

As of March 31, 2004 and 2003, the Company had the following unsecured, fixed-rate interest, senior note obligations outstanding:

	March 31,
	2004	2003
	(in millions)
6.770% Senior Notes due April 2003	$—	$64
6.250% Senior Notes due April 2003	—	412
6.375% Senior Notes due April 2005	825	825
5.000% Convertible Senior Notes due March 2007	660	660
6.500% Senior Notes due April 2008	350	350
1.625% Convertible Senior Notes due December 2009	460	460

Fiscal Year 1997 Senior Notes

In fiscal year 1997, $320 million of unsecured 6.77% Senior Notes were issued in a private transaction pursuant to an exemption from registration under the Securities Act of 1933. As of March 31, 2003, $64 million was outstanding under the 6.77% Senior Notes. The balance of the 6.77% Senior Notes was fully repaid in April 2003.

Fiscal Year 1999 Senior Notes

In fiscal year 1999, the Company issued $1.750 billion of unsecured Senior Notes in a transaction pursuant to Rule 144A under the Securities Act of 1933 (Rule 144A). Amounts borrowed, rates, and maturities for each issue were $575 million at 6.25% due April 15, 2003, $825 million at 6.375% due April 15, 2005, and $350 million at 6.5% due April 15, 2008. During the first quarter of fiscal year 2004, the Company repaid the $412 million remaining balance of the 6.25% Senior Notes. As of March 31, 2004, $825 million and $350 million of the 6.375% and 6.5% Senior Notes, respectively, remained outstanding.

5% Convertible Senior Notes

In fiscal year 2002, the Company issued $660 million of unsecured 5% Convertible Senior Notes, due March 15, 2007 (5% Notes), in a transaction pursuant to Rule 144A. The 5% Notes are senior unsecured indebtedness and rank equally with all existing senior unsecured indebtedness. The Notes may not be redeemed by the Company during the first three years that they are outstanding and may be called thereafter until maturity at the Company’s option at declining premiums to par. The Company capitalized the initial transaction fees associated with the 5% Notes, which totaled approximately $16 million. These fees are being amortized over the period through maturity of the 5% Notes in the “Interest expense, net” line item on the Consolidated Statements of Operations.

Concurrent with the issuance of the 5% Notes, the Company entered into a call spread repurchase option transaction (5% Notes Call Spread). The option purchase price of the Call Spread was $95 million. The entire purchase price of $95 million has been charged to Stockholders’ Equity. Under the terms of the 5% Notes Call Spread, the Company has the option to receive (i) outstanding shares equivalent to the number of shares that will be issued if all of the 5% Notes are converted into shares (27.116 million shares) upon payment of an exercise price of $24.83 per share (aggregate of $673.2 million); or (ii) a net cash settlement, net share settlement or a combination, whereby the Company will receive cash or shares equal to the increase in the market value of the 27.116 million shares from the aggregate value at the $24.83 exercise price (aggregate of $673.2 million), subject to the upper limit of $36.60 discussed below. The 5% Notes Call Spread is designed to partially mitigate the potential dilution from conversion of the 5% Notes, depending upon the market price of the Company’s common stock at such time. The 5% Notes Call Spread can be exercised in March 2005 at an exercise price of $24.83 per share. To limit the cost of the 5% Notes Call Spread, an upper limit of $36.60 per share has been set, such that if the price of the common stock is above that limit at the time of exercise, the number of shares eligible to be purchased will be proportionately reduced based on the amount by which the common share price exceeds $36.60 at the time of exercise.

The Company’s first opportunity to call the 5% Notes will be in March 2005, at which time the Company will also have the right to exercise options to purchase outstanding shares or settle in cash under the 5% Notes Call Spread.

1.625% Convertible Senior Notes

In fiscal year 2003, the Company issued $460 million of unsecured 1.625% Convertible Senior Notes (1.625% Notes), due December 15, 2009, in a transaction pursuant to Rule 144A. The 1.625% Notes are senior unsecured indebtedness, rank equally with all existing senior unsecured indebtedness, and are convertible into shares of the Company’s common stock. The Company may redeem the 1.625% Notes only at the maturity date of December 15, 2009. We capitalized the

Note 6 — Debt (Continued)

initial transaction fees associated with the 1.625% Notes, which totaled approximately $12 million. These fees are being amortized over the period through maturity of the 1.625% Notes in the “Interest expense, net” line item on the Consolidated Statements of Operations.

Concurrent with the issuance of the 1.625% Notes, the Company entered into call spread repurchase option transactions (1.625% Notes Call Spread). The option purchase price of the Call Spread was $73 million. The entire purchase price of $73 million has been charged to Stockholders’ Equity. Under the terms of the 1.625% Notes Call Spread, the Company has the option to receive (i) outstanding shares equivalent to the number of shares that will be issued if all of the 1.625% Notes are converted into shares (22.954 million shares) upon payment of an exercise price of $20.04 per share (aggregate of $460 million); or (ii) a net cash settlement, net share settlement or a combination, whereby the Company will receive cash or shares equal to the increase in the market value of the 22.954 million shares from the aggregate value at the $20.04 exercise price (aggregate of $460 million), subject to the upper limit of $30.00 discussed below. The 1.625% Notes Call Spread is designed to partially mitigate the potential dilution from conversion of the 1.625% Notes, depending upon the market price of our common stock at such time. The 1.625% Notes Call Spread can be exercised in December 2009 at an exercise price of $20.04 per share. To limit the cost of the 1.625% Notes Call Spread, an upper limit of $30.00 per share has been set, such that if the price of the common stock is above that limit at the time of exercise, the number of shares eligible to be purchased will be proportionately reduced based on the amount by which the common share price exceeds $30.00 at the time of exercise.

Other Indebtedness

		March 31,
	2004		2003
	Maximum	Outstanding	Maximum	Outstanding
	Available	Balance	Available	Balance
		(in millions)
Commercial paper	$400	$—	$400	$—
International line of credit	5	—	3	—
Other	—	5	—	5

Commercial Paper

The Company has a $400 million commercial paper (CP) program with no borrowings outstanding as of March 31, 2004 or 2003, and provides for the issuance of CP not to exceed 270 days. The CP program is currently rated A-3 by Standard & Poor’s (S&P) and is on CreditWatch with negative implications. The CP program is currently rated NP (Not-Prime) by Moody’s Investors Service (Moody’s) and is on stable outlook. Any future issuances of CP will be supported by cash and marketable securities on hand and undrawn amounts available under the 2002 Revolving Credit Facility.

International Line of Credit

The Company has a $5 million unsecured and uncommitted multicurrency line of credit available to meet short-term working capital needs of subsidiaries operating outside the United States. No amount was drawn under this credit line as of March 31, 2004.

Other

The Company had various other debt obligations outstanding, which approximated $5 million in each of the fiscal years ending March 31, 2004 and 2003.

In October 2003, Moody’s lowered the Company’s senior unsecured debt rating to Baa3 from Baa2 and the Company’s short-term rating for commercial paper to Prime-3 from Prime-2. In March 2004, Moody’s again lowered the Company’s senior unsecured debt rating to Ba1 and the Company’s short-term rating for commercial paper to Not-Prime. Moody’s indicated that the outlook is stable. Also in October 2003, S&P placed the Company’s BBB+ senior unsecured debt rating and the Company’s A-2 commercial paper rating on CreditWatch with negative implications. In April 2004, S&P lowered the Company’s senior unsecured debt rating to BBB- and the Company’s short-term rating for commercial paper to A-3. As a result of the downgrades, the Company will pay additional facility fees of approximately $1.2 million annually under the 2002 Revolving Credit Facility and, should the Company choose to borrow in the future under the 2002 Revolving Credit Facility, the cost of borrowing would be higher. These, or any other future downgrades, could also affect the Company’s ability to obtain additional financing in the future and may affect the terms of any such financing.

The Company conducts an ongoing review of its capital structure and debt obligations as part of its risk management strategy. As of March 31, 2004, the fair value of the Company’s debt was approximately $452 million more than its carrying value.

Note 6 — Debt (Continued)

Interest expense for the fiscal years ended March 31, 2004, 2003, and 2002 was $136 million, $193 million, and $249 million, respectively.

The maturities of outstanding debt are as follows:

	Year Ended March 31,
	2005	2006	2007	2008	2009	Thereafter
	(in millions)
Amount due	$2	$825	$661	$1	$350	$461

Note 7 — Commitments and Contingencies

The Company leases real estate and certain data processing and other equipment with lease terms expiring through 2023. The leases are operating leases and provide for renewal options and additional rentals based on escalations in operating expenses and real estate taxes. The Company has no material capital leases.

Rental expense under operating leases for the fiscal years ended March 31, 2004, 2003, and 2002, was $191 million, $217 million, and $220 million, respectively. Future minimum lease payments are: 2005 – $135 million; 2006 – $102 million; 2007 – $72 million; 2008 – $45 million; 2009 – $35 million; and thereafter – $87 million. These future minimum lease payments include sublease income of: 2005 – $31 million; 2006 – $28 million; 2007 – $26 million; 2008 – $24 million; 2009 – $20 million; and thereafter – $39 million.

The Company has commitments to invest approximately $3 million in connection with joint venture agreements.

In prior fiscal years, the Company sold individual accounts receivable under the prior business model to an external third party subject to certain recourse provisions. These amounts subject to recourse approximated $127 million and $141 million as of March 31, 2004 and 2003, respectively.

The Company, its former Chairman and CEO Charles B. Wang, its former Chairman and CEO Sanjay Kumar, and Russell M. Artzt were defendants in a number of stockholder class action lawsuits, the first of which was filed July 23, 1998, alleging that a class consisting of all persons who purchased the Company’s common stock during the period from January 20, 1998, until July 22, 1998, were harmed by misleading statements, misrepresentations, and omissions regarding the Company’s future financial performance. These cases, which sought monetary damages, were consolidated into a single action in the United States District Court for the Eastern District of New York (the Federal Court), the proposed class was certified, and discovery was completed. Additionally, in February and March 2002, a number of stockholder lawsuits were filed in the Federal Court against the Company and Messrs. Wang, Kumar, Ira H. Zar, the Company’s former Chief Financial Officer, and in one instance, Mr. Artzt. The lawsuits generally alleged, among other things, that the Company made misleading statements of material fact or omitted to state material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading in connection with the Company’s financial performance. Each of the named individual plaintiffs in the 2002 lawsuits sought to represent a class consisting of purchasers of the Company’s common stock and call options and sellers of put options for the period from May 28, 1999, through February 25, 2002. The 2002 cases were consolidated, and the Company’s former independent auditor, Ernst & Young LLP, was named as a defendant. In addition, in May 2003, a class action lawsuit captioned John A. Ambler v. Computer Associates International, Inc., et al. was filed in the Federal Court. The complaint in this matter, a purported class action on behalf of the Computer Associates Savings Harvest Plan (the CASH Plan) and the participants and beneficiaries of the CASH Plan for a class period running from March 30, 1998, through May 30, 2003, asserted claims of breach of fiduciary duty under ERISA, the federal Employee Retirement Income Security Act. The named defendants were the Company, the Company’s Board of Directors, the CASH Plan, the Administrative Committee of the CASH Plan, and the following current or former employees and/or directors of the Company: Charles B. Wang; Sanjay Kumar; Ira Zar; Russell M. Artzt; Peter A. Schwartz; Charles P. McWade; and various unidentified alleged fiduciaries of the CASH Plan. The complaint alleged that the defendants breached their fiduciary duties by causing the CASH Plan to invest in Company securities and sought damages in an unspecified amount.

A derivative lawsuit was filed against certain current and former directors of the Company, based on essentially the same allegations as those contained in the February and March 2002 stockholder lawsuits discussed above. This action was commenced in April 2002 in Delaware Chancery Court, and an amended complaint was filed in November 2002. The defendants named in the amended complaints were the Company as a nominal defendant, current Company directors Messrs. Artzt, Lewis S. Ranieri, and Alfonse M. D’Amato, and former Company directors Ms. Shirley Strum Kenny and Messrs. Wang, Kumar, Willem de Vogel, Richard Grasso, and Roel Pieper. The derivative suit alleged breach of fiduciary duties on the part of all the individual defendants and, as against the current and former management director

Note 7 — Commitments and Contingencies

defendants, insider trading on the basis of allegedly misappropriated confidential, material information. The amended complaints sought an accounting and recovery on behalf of the Company of an unspecified amount of damages, including recovery of the profits allegedly realized from the sale of common stock of the Company.

On August 25, 2003, the Company announced the settlement of all outstanding litigation related to the above-referenced stockholder and derivative actions as well as the settlement of an additional derivative action filed in the Federal Court in connection with the settlement. Following the approval of the Federal Court, which was granted in December 2003, the Company agreed to issue a total of up to 5.7 million shares of common stock to the shareholders represented in the three class action lawsuits, including payment of attorneys’ fees. The settlement provides that if the Company’s share price is below $23.43 per share at the time of distribution, up to 2.2 million of the 5.7 million shares will be payable in cash at that price — or approximately $52 million in cash. In that case, the stock portion of the settlement would be reduced to no less than 3.5 million shares. In January 2004, approximately 1.6 million settlement shares were issued along with approximately $3.3 million to the plaintiffs’ attorneys for attorney fees and related expenses. In March 2004, approximately 0.2 million settlement shares were issued to participants and beneficiaries of the CASH Plan. The remaining 3.8 million settlement shares, less any additional administrative expenses, will be issued to class members in the stockholder class action lawsuits upon completion of the claims administration process. At the time of the distribution to the class members, if the price of the Company’s stock is below $23.43 per share, a portion of the remaining settlement shares (currently up to 1.5 million shares) will be distributed to the class members in cash at the price of $23.43 per share. Therefore, as of March 31, 2004, the Company’s maximum cash distribution would have been approximately $35 million. In settling the derivative suit, the Company committed to maintain certain corporate governance practices. Under the settlement, the Company and the individual defendants are released from any potential claim by shareholders relating to accounting-related or other public statements made by the Company or its agents from January 1998 through February 2002 (and from January 1998 through May 2003 in the case of the employee ERISA action), and the individual defendants are released from any potential claim by the Company or its shareholders relating to the same matters. Ernst & Young LLP is not a party to the settlement. The settlement was reviewed by the independent directors who chair the Company’s Governance, Audit, and Compensation and Human Resource Committees of the Board of Directors as well as by all non-interested, independent directors who were not named in any of the suits. It was also approved by the Board’s independent directors as a whole.

The Company has been providing documents and other information to the United States Attorney’s Office for the Eastern District of New York and the staff of the Northeast Regional Office of the SEC in connection with an ongoing investigation concerning certain of the Company’s accounting practices, including its revenue recognition procedures in periods prior to the adoption of the Company’s Business Model in October 2000. On January 8, 2004, the Company received a “Wells Notice” from the staff of the SEC. The Wells Notice notifies the Company that the staff of the SEC is considering recommending that the SEC bring a civil enforcement proceeding against the Company for possible violations of the federal securities laws arising from the Company’s premature recognition of revenue from software license agreements in periods prior to the adoption of the Company’s Business Model, including revenue from contracts that were not fully executed or otherwise finalized until after the quarter in which the revenue associated with such contracts had been recognized. On April 14, 2004, the Company responded to the Wells Notice and is discussing with the United States Attorney’s Office for the Eastern District of New York and the staff of the SEC a resolution of the investigation against the Company.

In response to the investigation described in the preceding paragraph, the Board of Directors authorized the Audit Committee to conduct an independent investigation into the timing of revenue recognition by the Company. On October 8, 2003, the Company reported that the ongoing investigation by the Audit Committee had preliminarily found that revenues were prematurely recognized in the fiscal year ended March 31, 2000, and that a number of software license agreements appeared to have been signed after the end of the quarter in which revenues associated with such software license agreements had been recognized in that fiscal year. Those revenues, as the Audit Committee found, should have been recognized in the quarter in which the software license agreements were signed. Those preliminary findings were reported to government investigators.

Following the Audit Committee’s preliminary report and at its recommendation, the Company asked for and received the resignations of four executives who oversaw the relevant financial operations during the period in question, including the Company’s then Chief Financial Officer, Ira Zar. On January 22, 2004, one of these individuals pleaded guilty to federal criminal charges of conspiracy to obstruct justice in connection with the ongoing joint investigation, and on April 8, 2004, Mr. Zar and two other executives pleaded guilty to charges of conspiracy to obstruct justice and conspiracy to commit securities fraud in connection with the investigation. The SEC filed related actions against each of the four executives alleging that they participated in a widespread practice that resulted in the improper recognition of revenue by

Note 7 — Commitments and Contingencies

the Company. Without admitting or denying the allegations in the complaints, Mr. Zar and two other executives each consented to a permanent injunction against violating, or aiding and abetting violations of, the securities laws, and also to a permanent bar from serving as an officer or director of a publicly held company. Litigation against the four executives with respect to the Commission’s claims for disgorgement and penalties is continuing. A number of other employees, primarily in the Company’s legal and finance departments, have been terminated or have resigned as a result of matters under investigation by the Audit Committee, including Steven Woghin, the Company’s former General Counsel. Stephen Richards, the Company's former Executive Vice President of Sales, resigned from his position and was relieved of all duties in April 2004, and is leaving the Company at the end of June 2004. Additionally, on April 21, 2004, Sanjay Kumar resigned as Chairman, a director and Chief Executive Officer of the Company, and assumed the role of Chief Software Architect. Thereafter, Mr. Kumar resigned from the Company effective June 30, 2004.

The Company cannot predict the scope, timing, or outcome of the investigation and other matters referred to herein, which may include the institution of administrative, civil injunctive, or criminal proceedings, the imposition of fines and penalties, which may be significant, suspensions or debarments from government contracts, and other remedies and sanctions, any of which could lead to an adverse impact on our credit ratings and ability to obtain financing, an adverse impact on the Company’s stock price, loss of additional senior management, the inability to attract or retain key employees, and the loss of customers. In addition, under the law, the illegal acts of the Company’s employees may be ascribed to the Company. The Company cannot predict what impact, if any, these matters may have on its business, financial condition, results of operations, and cash flow. The Company recorded a $10 million charge in the fourth quarter of fiscal year 2004 associated with the pending government investigation. This charge was based on an initial offer the Company made to the government in connection with settlement discussions associated with the Department of Justice and SEC investigation.

In April 2004, the Audit Committee completed its internal investigation and determined that the Company should restate certain financial data to properly reflect the timing of the recognition of license revenue for the Company’s fiscal years ended March 31, 2001 and 2000. For more information regarding this restatement, please see Item 6, “Selected Financial Data.” Additional information can also be found in the Form 8-K the Company filed with the SEC on April 26, 2004. The Audit Committee believes that the Company’s financial statements under its current Business Model are unaffected by the accounting practices that were in place prior to the adoption of the Business Model in October 2000, and that the historical issues it had identified in the course of its independent investigation concerned the premature recognition of revenue. The Company continues to implement and consider additional remedial actions it deems necessary.

In July 2002, two derivative lawsuits were filed against the then directors of the Company in the Delaware Chancery Court. These lawsuits alleged waste and breach of fiduciary duties in connection with the Company’s payment to and standstill agreement with Sam Wyly and Ranger Governance Ltd., pursuant to which they agreed, among other things, not to engage in a proxy contest with the Company for five years and to extend Mr. Wyly’s noncompete agreement with the Company. By stipulation of the parties to the litigation, the Chancery Court dismissed these lawsuits, with prejudice, in April 2004.

The Company, various subsidiaries, and certain current and former officers have been named as defendants in various other lawsuits and claims arising in the normal course of business. The Company believes that it has meritorious defenses in connection with such lawsuits and claims, and intends to vigorously contest each of them. In the opinion of the Company’s management, the results of these other lawsuits and claims, either individually or in the aggregate, are not expected to have a material effect on the Company’s financial position, results of operations, or cash flow.

Note 8 — Income Taxes

The amounts of loss before benefit for income taxes attributable to domestic and foreign operations are as follows:

	Year Ended March 31,
	2004	2003	2002
	(in millions)
Domestic	$(178)	$(453)	$(1,156)
Foreign	124	85	(219)

	$(54)	$(368)	$(1,375)

The benefit for income taxes consists of the following:

	Year Ended March 31,
	2004	2003	2002
	(in millions)
Current:
Federal	$135	$278	$188
State	19	25	19
Foreign	121	90	56

	275	393	263
Deferred:
Federal	$(216)	$(397)	$(399)
State	(28)	(39)	(41)
Foreign	(49)	(55)	(102)

	(293)	(491)	(542)
Total:
Federal	$(81)	$(119)	$(211)
State	(9)	(14)	(22)
Foreign	72	35	(46)

	$(18)	$(98)	$(279)

The benefit for income taxes is reconciled to the tax benefit computed at the federal statutory rate as follows:

	Year Ended March 31,
	2004	2003	2002
	(in millions)
Tax benefit at U.S. federal statutory rate	$(19)	$(129)	$(481)
Increase in tax expense resulting from:
Goodwill impairment	—	28	—
Non-deductible amortization of excess cost over net assets acquired	—	—	186
Non-deductible portion of class action settlement and litigation charge	10	—	—
Effect of international operations, including foreign export benefit	(33)	(15)	(4)
State taxes, net of federal tax benefit	(7)	(9)	(12)
Valuation allowance	22	17	21
Other, net	9	10	11

	$(18)	$(98)	$(279)

At March 31, 2004, $14 million of deferred tax assets are included in the “Other noncurrent assets” line item on the Consolidated Balance Sheet.

Note 8 — Income Taxes (Continued)

Deferred income taxes reflect the impact of temporary difference between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. The tax effects of the temporary differences are as follows:

	March 31,
	2004	2003
	(in millions)
Deferred tax assets:
Modified accrual basis accounting	$260	$167
Acquisition reserves	16	25
Class action settlement	32	—
Accrued expenses	32	32
Foreign Net operating losses	69	67
Valuation allowance	(60)	(38)
Other(1)	(24)	34

Total deferred tax assets	$325	$287
Deferred tax liabilities:
Modified accrual basis accounting	$258	$332
Purchased software	275	417
Other intangible assets	74	88
Capitalized development costs	51	51
Tax benefit of stock options	—	159
Other(1)	(20)	—

Total deferred tax liabilities	$638	$1,047

Net deferred tax liability	$(313)	$(760)

(1)	Primarily represents deferred tax liabilities and assets in foreign tax jurisdictions, which in accordance with paragraphs 41 and 42 of SFAS No. 109, “Accounting for Income Taxes,” can be offset against the respective deferred tax assets and liabilities in each jurisdiction.

Foreign NOLs totaled approximately $220 million and $214 million as of March 31, 2004 and 2003, respectively. These NOLs expire between 2005 and 2015. In management’s judgment, the net deferred tax assets of $325 million for certain acquisition liabilities, NOLs and other deferred tax assets, will more likely than not be realized as reductions of future taxable income or by utilizing available tax planning strategies. The valuation allowance increased $22 million and $17 million in March 31, 2004 and 2003, respectively. The change in the valuation allowance primarily relates to deferred tax assets, specifically, NOLs and other Business Model assets in foreign jurisdictions that more likely than not in management’s judgment will not be realized.

In May 2004, the Internal Revenue Service issued Revenue Procedure 2004-34, which grants taxpayers a limited deferral for certain receipts of advance payments to the extent such advance payments were not recognized in revenue for financial statement purposes. Therefore, beginning with the Company’s tax year ended March 31, 2004, taxes associated with cash payments received from U.S. customers in advance of the ratable recognition of revenue for certain term-based licenses will be deferred for up to a year. As a result of implementing this Revenue Procedure, at March 31, 2004 the Company reduced deferred tax assets and income taxes payable by approximately $196 million and $100 million, respectively, and recorded a tax refund receivable of $96 million.

Approximately $159 million related to income tax benefits associated with the exercise of certain stock options prior to fiscal year 1999 has been reclassified as of March 31, 2004 from noncurrent “Deferred income tax” liability to “Additional paid-in capital” on the Consolidated Balance Sheet and Consolidated Statement of Stockholders’ Equity. Prior period balances have not been reclassified.

No provision has been made for federal income taxes on unremitted earnings of the Company’s foreign subsidiaries (approximately $442 million of earnings as of March 31, 2004), since the Company plans to permanently reinvest all such earnings.

Note 9 — Stock Plans

Effective April 1, 2003, the Company began charging to expense the computed value of all newly granted stock-based compensation over the vesting period. The computed fair value at the date of grant is calculated using the fair value based methodology under SFAS No. 123, as amended by SFAS No. 148. See Note 1 “Accounting for Stock-Based Compensation” for additional information.

Note 9 — Stock Plans (Continued)

The Company’s 1991 Stock Incentive Plan (the 1991 Plan) provided that stock appreciation rights and/or options, both qualified and non-statutory, to purchase up to 67.5 million shares of common stock of the Company could be granted to employees (including officers of the Company). Options granted thereunder may be exercised in annual increments commencing one year after the date of grant and become fully exercisable after five years. All options expire 10 years from the date of grant unless otherwise terminated. As of March 31, 2004, no stock appreciation rights were granted under this plan and 70.9 million options have been granted, including options issued that were previously terminated due to employee forfeitures. As of March 31, 2004, 17.1 million of the 22.2 million options which were outstanding under the 1991 Plan were exercisable. These options are exercisable at $9.07 – $74.69 per share.

The 1993 Stock Option Plan for Non-Employee Directors (the 1993 Plan) provided for nonstatutory options to purchase up to a total of 337,500 shares of common stock of the Company to be available for grant to each member of the Board of Directors who is not otherwise an employee of the Company. Pursuant to the 1993 Plan, the exercise price shall be the fair market value (FMV) of the shares covered by the option at the date of grant. The option period shall not exceed 10 years, and each option may be exercised in whole or in part on the first anniversary date of its grant. As of March 31, 2004, 222,750 options have been granted under this plan. As of March 31, 2004, all of the 13,500 options which are outstanding under the 1993 Plan are exercisable. These options are exercisable at $32.38 – $51.44 per share.

The 2001 Stock Option Plan (the 2001 Plan) was effective as of July 1, 2001. The 2001 Plan provides that nonstatutory and incentive stock options to purchase up to 7.5 million shares of common stock of the Company may be granted to select employees and consultants. All options expire 10 years from the date of grant unless otherwise terminated. As of March 31, 2004, 6.5 million options have been granted. These options are exercisable in annual increments commencing one year after the date of grant and become fully exercisable after three years. As of March 31, 2004, 3.3 million of the 5.6 million options outstanding are exercisable. These options are exercisable at $21.89 – $26.27 per share.

The 2002 Incentive Plan (the 2002 Plan) was effective as of April 1, 2002. The 2002 Plan provides that annual performance bonuses, long-term performance bonuses, stock options, both non-qualified and incentive, restricted stock, and other equity-based awards to purchase up to 45 million shares of common stock of the Company may be granted to select employees and consultants. In addition, any shares of common stock that were subject to issuance but not awarded under the 2001 Plan are available for issuance under the 2002 Plan. As of March 31, 2004, 1.8 million of such shares were available for future issuance. All options expire 10 years from the date of grant unless otherwise terminated. Options cannot be repriced pursuant to the provisions of the 2002 Plan. As of March 31, 2004, options covering 12.9 million shares have been granted under the 2002 Plan. These options are generally exercisable in annual increments commencing one year after the date of grant and become fully exercisable after three years. As of March 31, 2004, 2.0 million of the 12.5 million options outstanding are exercisable. These options are exercisable at $12.89 – $31.50 per share. As of March 31, 2004, 626,800 restricted shares have been awarded to certain executive officers. These shares are subject to vesting based upon the participant’s continued employment. The value of this award, net of anticipated forfeitures, is $8.3 million and will be recognized as expense over the three-year vesting period.

The 2002 Compensation Plan for Non-Employee Directors (the 2002 Director Plan) was effective as of July 1, 2002. The 2002 Director Plan provides for each director to receive annual director fees in the form of deferred shares and automatic grants to purchase 6,750 shares of common stock of the Company, up to a total of 650,000 shares to be granted to eligible directors. Pursuant to the 2002 Director Plan, the exercise price shall be the FMV of a share as of the date of grant. The option period shall not exceed 10 years, and each option may be exercised in whole or in part on the day before the next succeeding annual meeting. As of March 31, 2004, all of the 48,375 options outstanding under the 2002 Director Plan were exercisable. These options are exercisable at $11.04 – $23.37 per share. As of March 31, 2004, a total of 29,019 deferred shares are outstanding in connection with annual director fees.

The 2003 Compensation Plan for Non-Employee Directors (the 2003 Director Plan) was effective as of August 27, 2003. The 2003 Director Plan provides for each director to receive annual director fees of $150,000 in the form of deferred shares with an option to elect to receive up to 50% in cash. As of March 31, 2004, a total of 21,517 deferred shares are outstanding in connection with annual director fees under the 2003 Director Plan.

As of March 31, 2004, all of the options covering 3.5 million shares of common stock were outstanding related to acquired companies’ stock plans are exercisable at $5.41 – $51.17 per share. Options granted under these acquired companies’ plans become exercisable over periods ranging from one to five years and expire 10 years from the date of grant.

Note 9 — Stock Plans (Continued)

The following table summarizes the activity under these plans:

	2004		2003		2002
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
	(shares in millions)
Beginning of year	48.2	$28.74	46.9	$28.83	48.5	$28.71
Granted	6.4	27.68	8.6	16.06	4.5	21.90
Exercised	(3.9)	14.57	(5.3)	5.82	(3.2)	12.40
Terminated	(6.9)	36.49	(2.0)	33.06	(2.9)	32.88

End of year	43.8	28.63	48.2	28.74	46.9	28.83

Options exercisable at end of year	26.0	$30.88	26.9	$31.19	25.5	$24.77

The Company has historically granted options at an exercise price equivalent to the FMV at the date of grant, except that in the fiscal years ended March 31, 2004 and 2003, approximately 1 million and 2 million shares, respectively, were granted to senior management at an exercise price greater than the FMV on the date of grant.

The following table summarizes information about these plans as of March 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-
Range of		Remaining	Average		Weighted-
Exercise		Contractual	Exercise		Average
Prices	Shares	Life	Price	Shares	Exercise Price
		(shares in millions)
$ 5.41 – 20.00	8.4	6.8 years	$15.02	4.4	$16.13
20.01 – 30.00	23.0	6.8 years	25.83	11.2	25.41
30.01 – 40.00	5.8	4.4 years	35.15	5.0	35.85
40.01 – 50.00	2.7	3.5 years	46.91	2.7	46.91
50.01 – 74.69	3.9	5.3 years	51.98	2.7	52.10

	43.8			26.0

The Company maintains the Year 2000 Employee Stock Purchase Plan (the Purchase Plan) for all eligible employees. Under the terms of the Purchase Plan, employees may elect to withhold between 1% and 25% of their base pay through regular payroll deductions, subject to Internal Revenue Code limitations. Shares of the Company’s common stock may be purchased at six-month intervals at 85% of the lower of the FMV on the first or last day of each six-month period. During fiscal years 2004, 2003, and 2002, employees purchased 1.3 million, 1.3 million, and 0.7 million shares, respectively, at average prices of $14.63, $12.40, and $21.91 per share, respectively. As of March 31, 2004, 26.1 million shares were reserved for future issuance.

Under the 1998 Incentive Award Plan (the 1998 Plan), a total of four million Phantom Shares, as defined in the 1998 Plan, were available for grant to certain of the Company’s employees from time to time through March 31, 2003. Each Phantom Share is equivalent to one share of the Company’s common stock. Vesting, at 20% of the grant amount per annum, is contingent upon attainment of specific criteria, including an annual Target Closing Price (Price) for the Company’s common stock and the participant’s continued employment. The Price is based on the average closing price of the Company’s common stock on the New York Stock Exchange for the 10 days up to and including March 31 of each fiscal year. The Price for the first tranche was met on March 31, 2000, and the Company began to recognize a non-cash charge over the employment period of approximately $(0.5) million, $2 million, and $3 million for the fiscal years ended March 31, 2004, 2003, and 2002, respectively. Fiscal year 2004 reflects a credit to expense as a result of forfeitures. The Price was not met on March 31, 2004, 2003, 2002, or 2001 for the fifth, fourth, third, and second tranches, respectively. As of March 31, 2004, 142,857 Phantom Shares have not been forfeited and are outstanding under the 1998 Plan.

All stock plans of the Company have been approved by the stockholders.

Note 10 — Profit-Sharing Plan

The Company maintains a defined contribution plan, the Computer Associates Savings Harvest Plan (CASH Plan), for the benefit of the U.S. employees of the Company. The CASH Plan is intended to be a qualified plan under Section 401(a) of the Internal Revenue Code of 1986 (the Code), and contains a qualified cash or deferred arrangement as described under Section 401(k) of the Code. Pursuant to the CASH Plan, eligible participants may elect to contribute a percentage of their base compensation. The matching contributions to the CASH Plan, excluding the discontinued operations of ACCPAC, totaled approximately $12 million in each of the fiscal years ended March 31, 2004, 2003, and 2002. In addition, the Company may make discretionary contributions to the CASH Plan. The discretionary contributions to the CASH Plan, excluding the discontinued operations of ACCPAC, totaled approximately $20 million in each of the fiscal years ended March 31, 2004 and 2003 and $23 million for the fiscal year ended March 31, 2002.

The Company made contributions to international retirement plans of $20 million, $17 million, and $15 million in the fiscal years ended March 31, 2004, 2003, and 2002, respectively.

Note 11 — Rights Plan

Each outstanding share of the Company’s common stock carries a stock purchase right issued under the Company’s Rights Agreement, dated June 18, 1991, as amended May 17, 1995, May 23, 2001, and November 9, 2001 (the Rights Agreement). Under certain circumstances, each right may be exercised to purchase one one-thousandth of a share of Series One Junior Participating Preferred Stock, Class A, for $150. Under certain circumstances, following (i) the acquisition of 20% or more of the Company’s outstanding common stock by an Acquiring Person (as defined in the Rights Agreement), (ii) the commencement of a tender offer or exchange offer which would result in a person or group owning 20% or more of the Company’s outstanding common stock, or (iii) the determination by the Company’s Board of Directors and a majority of the Disinterested Directors (as defined in the Rights Agreement) that a 15% stockholder is an Adverse Person (as defined in the Rights Agreement), each right (other than rights held by an Acquiring Person or Adverse Person) may be exercised to purchase common stock of the Company or a successor company with a market value of twice the $150 exercise price. The rights, which are redeemable by the Company at one cent per right, expire in November 2006.

Note 12 — Restatement of Quarterly Reports on Form 10-Q (Unaudited)

The Company has amended its previously filed Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2003, September 30, 2003, and December 31, 2003. The primary purpose of the restatement is to correct the method the Company used to account for subscription revenue associated with Business Model contracts that replaced existing Business Model contracts. Previously, the remaining deferred subscription revenue balance associated with the contract that was being replaced was amortized over the term of the original contract. In accordance with SOP 97-2, the correct, and revised, method amortizes the remaining deferred subscription revenue balance over the term of the new contract. The adjustments decreased revenue by $3 million, $5 million, and $7 million for the first, second, and third quarters, respectively, of the fiscal year ended March 31, 2004, and increased deferred subscription revenue by a cumulative amount of approximately $13 million. Such deferred subscription revenue will be recognized in subsequent periods. The impact of these adjustments is as follows:

2004 Quarterly Results

	June 30		September 30		December 31
	Previously		Previously		Previously
	Reported(1)	Restated	Reported(1)	Restated	Reported(1)	Restated
		(in millions, except per share amounts)
Revenue	$789	$786	$808	$803	$844	$837
Income (loss) from continuing operations	10	8	(87)	(90)	21	17
Basic earnings (loss) from continuing operations per share	0.02	0.01	(0.15)	(0.16)	0.04	0.03
Diluted earnings (loss) from continuing operations per share	0.02	0.01	(0.15)	(0.16)	0.04	0.03

(1)	As adjusted to reflect the operating results of ACCPAC as a discontinued operation.

SCHEDULE II

COMPUTER ASSOCIATES INTERNATIONAL, INC.
AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

		Additions/
		(Deductions)
		Charged/	Charged/
	Balance at	(Credited) to	(Credited)			Balance
	Beginning	Costs and	to Other			at End
Description	of Period	Expenses	Accounts(1)	Deductions(2)		of Period
	(in millions)
Reserves and allowances deducted from assets to which they apply:
Allowance for doubtful accounts(3)
Year ended March 31, 2004	$244	$(53)	$(2)	$(73)		$116
Year ended March 31, 2003	$412	$68	$(45)	$(191	)(4)	$244
Year ended March 31, 2002	$448	$233	$–	$(269)		$412

(1)	Reserves and adjustments thereto of acquired and divested operations.

(2)	Write-offs of amounts against allowance provided.

(3)	The Company expects the allowance for doubtful accounts to continue to decline as net installment accounts receivable under the prior business model are billed and collected over the remaining life. Under the Company’s Business Model, cash is often received prior to revenue recognition, thus reducing the need to provide for estimated bad debt associated with recorded revenue.

(4)	Fiscal year 2003 deductions include a reclassification of approximately $14 million of deferred revenue related to the Company’s indirect business (distributors, resellers, and VARs) from the allowance for doubtful accounts to billed accounts receivable. The fiscal year 2003 deductions also include a reclassification of approximately $16 million of certain unclaimed funds from the allowance for doubtful accounts to accrued expenses and other current liabilities.