Form 10-Q
period 2004-06-30
COMPUTER ASSOCIATES INTERNATIONAL INC
filed 2004-07-30
CIK 356028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ended from _____ to _____

Commission File Number 1-9247

Computer Associates International, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-2857434 (I.R.S. Employer Identification Number)
One Computer Associates Plaza Islandia, New York (Address of principal executive offices)	11749 (Zip Code)

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes ☑ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Title of Class	Shares Outstanding
Common Stock par value $.10 per share	as of July 26, 2004 585,344,608

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Computer Associates International, Inc.

We have reviewed the accompanying consolidated condensed balance sheet of Computer Associates International, Inc. and subsidiaries as of June 30, 2004, and the related consolidated condensed statements of operations and cash flows for the three month periods ended June 30, 2004 and 2003. These consolidated condensed financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the consolidated condensed financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with standards established by the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Computer Associates International, Inc. and subsidiaries as of March 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated June 7, 2004, we expressed an unqualified opinion on those consolidated financial statements. As discussed in that report, effective April 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation- Transition and Disclosure- an amendment of SFAS 123,” and effective April 1, 2002, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of March 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

New York, New York
July 30, 2004

Item 1:

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)
(in millions)

	June 30,	March 31,
	2004	2004
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,059	$1,793
Marketable securities	111	109
Trade and installment accounts receivable, net	776	949
Federal and state income taxes receivable	96	96
Deferred income taxes	339	311
Other current assets	91	108

TOTAL CURRENT ASSETS	3,472	3,366

Installment accounts receivable, due after one year, net	752	820
Property and equipment, net	625	641
Purchased software products, net	943	1,045
Goodwill, net	4,366	4,366
Other noncurrent assets, net	449	449

TOTAL ASSETS	$10,607	$10,687

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Loans payable and current portion of long-term debt	$825	$2
Accounts payable	192	177
Salaries, wages, and commissions	207	260
Accrued expenses and other current liabilities	377	407
Deferred subscription revenue (collected) — current	1,188	1,210
Taxes payable, other than income taxes payable	69	123
Federal, state, and foreign income taxes payable	367	256
Deferred income taxes	16	20

TOTAL CURRENT LIABILITIES	3,241	2,455

Long-term debt, net of current portion	1,474	2,298
Deferred income taxes	538	618
Deferred subscription revenue (collected) — noncurrent	258	276
Deferred maintenance revenue	268	293
Other noncurrent liabilities	28	29

TOTAL LIABILITIES	5,807	5,969

Stockholders’ equity	4,800	4,718

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,607	$10,687

See Notes to the Consolidated Condensed Financial Statements.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except per share amounts)

	For the Three
	Months Ended
	June 30,
	2004	2003
REVENUE
Subscription revenue	$569	$447
Software fees and other	76	67
Maintenance	127	159
Financing fees	33	54
Professional services	55	59

TOTAL REVENUE	860	786

EXPENSES
Amortization of capitalized software costs	112	116
Cost of professional services	55	55
Selling, general, and administrative	307	321
Product development and enhancements	172	162
Commissions and royalties	66	52
Depreciation and amortization of other intangibles	32	33
Other gains/expenses, net	3	4
Shareholder litigation settlement	5	–

TOTAL EXPENSES BEFORE INTEREST AND TAXES	752	743
Income from continuing operations before interest and taxes	108	43
Interest expense, net	26	31

Income from continuing operations before income taxes	82	12
Income taxes	29	4

INCOME FROM CONTINUING OPERATIONS	53	8
Income from discontinued operation, net of income taxes	–	–

NET INCOME	$53	$8

BASIC EARNINGS PER SHARE
Income from continuing operations	$0.09	$0.01
Income from discontinued operation	–	–

Net income	$0.09	$0.01

Basic weighted-average shares used in computation	586	578
DILUTED EARNINGS PER SHARE
Income from continuing operations	$0.09	$0.01
Income from discontinued operation	–	–

Net income	$0.09	$0.01

Diluted weighted-average shares used in computation	615	580

See Notes to the Consolidated Condensed Financial Statements.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	For the Three Months
	Ended June 30,
	2004	2003
OPERATING ACTIVITIES:
Net income	$53	$8
Income from discontinued operation, net of tax	–	–

Income from continuing operations	53	8
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
Depreciation and amortization	144	149
Provision for deferred income taxes	(114)	(32)
Compensation expense related to stock and pension plans	9	1
Gain on sale of assets, net	–	(18)
Decrease in noncurrent installment accounts receivable, net	72	101
(Decrease) increase in deferred subscription revenue (collected) — noncurrent	(16)	39
Decrease in deferred maintenance revenue	(23)	(46)
Decrease in trade and current installment accounts receivable, net	142	162
Decrease in deferred subscription revenue (collected) — current	(12)	(13)
Changes in other operating assets and liabilities, excluding effects of acquisitions and divestitures	18	(182)

NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES	273	169

INVESTING ACTIVITIES:
Acquisitions of purchased software	–	(13)
Settlements of purchase accounting liabilities	(5)	(5)
Purchases of property and equipment, net	(9)	(6)
Proceeds from divestiture of assets	14	18
Purchases of marketable securities, net	(10)	(1)
Increase in capitalized software development costs and other	(15)	(10)

NET CASH USED IN CONTINUING INVESTING ACTIVITIES	(25)	(17)

FINANCING ACTIVITIES:
Debt repayments, net	(1)	(826)
Exercises of common stock options and other	39	9
Purchases of treasury stock	(11)	(4)

NET CASH PROVIDED BY (USED IN) CONTINUING FINANCING ACTIVITIES	27	(821)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS BEFORE EFFECT OF EXCHANGE RATE CHANGES ON CASH	275	(669)
Effect of exchange rate changes on cash	(9)	27

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	266	(642)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,793	1,405

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,059	$763

                   See Notes to the Consolidated Condensed Financial Statements.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2004

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited Consolidated Condensed Financial Statements of Computer Associates International, Inc. (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature.

Operating results for the three-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005. For further information, refer to the Company’s Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-K (Form 10-K) for the fiscal year ended March 31, 2004.

ACCPAC Divestiture: In fiscal year 2004, the Company divested its subsidiary, ACCPAC International, Inc. (ACCPAC). As a result, ACCPAC has been classified as a discontinued operation for all periods presented, and its results of operations and cash flow have been reclassified in the Consolidated Condensed Financial Statements. All related footnotes to the Consolidated Condensed Financial Statements have been adjusted to exclude the effect of the operating results of ACCPAC. See Note H for additional information.

Basis of Revenue Recognition: The Company derives revenue from licensing software products, providing customer technical support (referred to as maintenance) and providing professional services, such as consulting and education. The Company licenses to customers the right to use its software products pursuant to software license agreements. Since the Company recognizes subscription revenue from software license agreements evenly (or ratably) over the applicable license agreement term, the timing and amount of such revenue recognized during an accounting period is determined by the license agreement duration and value reflected in each software license agreement. Revenue from sales to distributors, resellers and value-added resellers (VARs) is recognized when those partners sell the software products to their customers. Beginning July 1, 2004, certain sales of products to distributors, resellers and VARs will incorporate the right to receive certain unspecified future software products, and revenue from those contracts will therefore be recognized on a ratable basis. Revenue from professional services arrangements is generally recognized as the services are performed. For a more detailed description of the Company’s revenue recognition policy, refer to Note 1 to the Consolidated Financial Statements in the Company’s Form 10-K for the fiscal year ended March 31, 2004.

Business Model: Under the Company’s Business Model, software license agreements include flexible contractual provisions that, among other things, allow customers to receive unspecified future software products for no additional fee. These agreements combine the right to use the software product with maintenance for the term of the agreement. Under these agreements, once all four of the revenue recognition criteria of Statement of Position (SOP) 97-2 “Software Revenue Recognition,” issued by the American Institute of Certified Public Accountants, are met, the Company is required to recognize revenue ratably over the term of the license agreement. For license agreements signed prior to October 2000 (the prior business model), once all four of the revenue recognition criteria were met, software license fees were recognized as revenue up-front, and the maintenance fees were deferred and subsequently recognized as revenue over the term of the license. For a detailed description of the Company’s Business Model, refer to Item 1, “Business” in the Company’s Form 10-K for the fiscal year ended March 31, 2004.

Cash Dividends: In June 2004, the Company’s Board of Directors declared its regular, semi-annual cash dividend of $0.04 per share. The dividend totaled approximately $23 million and was paid on July 15, 2004 to stockholders of record on June 30, 2004.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2004

Statement of Cash Flows: For the three months ended June 30, 2004 and 2003, interest payments were $42 million and $60 million, respectively, and income taxes paid were $23 million and $137 million, respectively.

NOTE B – COMPREHENSIVE INCOME

Comprehensive income includes unrealized (losses) gains on the Company’s available-for-sale securities, net of related tax, and foreign currency translation adjustments. The components of comprehensive income for the three-month periods ended June 30, 2004 and 2003 are as follows:

	For the Three Months
	Ended June 30,
	2004	2003
	(in millions)
Net income	$53	$8
Unrealized (losses) gains on marketable securities, net of tax	(5)	2
Foreign currency translation adjustment	(5)	37

Comprehensive income	$43	$47

NOTE C – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing (i) the sum of net income and the after-tax amount of interest expense recognized in the period associated with Convertible Senior Notes that are dilutive by (ii) the sum of the weighted-average number of common shares outstanding for the period and dilutive common share equivalents.

	For the Three Months
	Ended June 30,
	2004		2003
	(in millions, except per share amounts)
Net income	$53		$8
Interest expense associated with Convertible Senior Notes, net of tax	1	(1)	–	(2)

Numerator in calculation of diluted earnings per share	$54		$8

Weighted-average shares outstanding and common share equivalents
Weighted-average common shares outstanding	586		578
Weighted-average Convertible Senior Note shares outstanding	23		–
Weighted-average stock options outstanding, net	4		2
Weighted-average shareholder settlement shares (see Note J)	2		–

Denominator in calculation of diluted earnings per share	615	(3)	580	(4)

Diluted earnings per share	$0.09		$0.01

(1)	Includes interest expense related to the 1.625% Convertible Senior Notes (convertible into 23 million shares) issued in December 2002. If for the three month-period ended June 30, 2004 the common share equivalents for the 5% Convertible Senior Notes (convertible into 27 million shares) issued in March 2002 had been dilutive, interest expense, net of tax, related to the 5% Convertible Senior Notes would also have been added back to net income in order to calculate diluted earnings per share. The interest expense, net of tax, for the three-month period ended June 30, 2004 related to the 5% Convertible Senior Notes totaled approximately $5 million.

(2)	If for the three-month period ended June 30, 2003 the common share equivalents for the 5% Convertible Senior Notes and the 1.625% Convertible Senior Notes (collectively, the Notes) had been dilutive, interest expense, net of tax, related to the Notes would have been added back to net income in order to calculate diluted earnings per share. The related interest expense, net of tax, for the three-month period ended June 30, 2003 totaled approximately $6 million.

(3)	Common share equivalents related to the 5% Convertible Senior Notes are not included in the diluted share computation since their effect would be antidilutive. If the 5% Convertible Senior Notes had been dilutive for the three-month period ended June 30, 2004, the number of shares used in the calculation of diluted earnings per share would have been 642 million.

(4)	Common share equivalents related to the Notes are not included in the diluted share computation since their effect would be antidilutive. If the Notes had been dilutive for the three-month period ended June 30, 2003, the number of shares used in the calculation of diluted earnings per share would have been 630 million.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2004

NOTE D – ACCOUNTING FOR STOCK-BASED COMPENSATION

Prior to April 1, 2003, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations.

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

Under the prospective method, the Company recognizes compensation expense computed under the fair value recognition provisions of SFAS No. 123 related to all stock awards granted after March 31, 2003. The Company recognized pre-tax stock-based compensation in the following line items on the Consolidated Condensed Statements of Operations for the periods indicated:

	For the Three Months
	Ended June 30,
	2004	2003
	(in millions)
Cost of professional services	$1	$–
Selling, general, and administrative	4	–
Product development and enhancements	4	–

Total	$9	$–

The following table illustrates the pro forma effect on net income and basic and dilutive earnings per share as if the fair value method had been applied to all stock-based employee awards:

	For the Three Months
	Ended June 30,
	2004	2003
	(in millions, except per share amounts)
Net income, as reported	$53	$8
Add stock-based employee compensation expense, net of tax, included in net income	8	–
Deduct total stock-based employee compensation expense, net of tax, determined under the fair value based method for all awards	(16)	(23)

Pro forma net income (loss)	$45	$(15)

Basic earnings (loss) per share
As reported	$0.09	$0.01
Pro forma	0.08	(0.03)
Diluted earnings (loss) per share
As reported	$0.09	$0.01
Pro forma	0.08	(0.03)

The compensation expense and pro forma net income are not necessarily indicative of future period amounts.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2004

For the three-month periods ended June 30, 2004 and 2003, the Company issued options covering 93,845 and 151,125 shares of Common Stock, respectively. The weighted-average fair value at the date of grant for options granted during the three-month periods ended June 30, 2004 and 2003 was $15.58 and $12.32, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions that were used for option grants in the respective periods are as follows:

	For the Three Months
	Ended June 30,
	2004	2003
	(in millions)
Dividend yield	.28%	.35%
Expected volatility factor	67%	67%
Risk-free interest rate	3.6%	2.2%
Expected life (in years)	4.5	4.5

For the three-month period ended June 30, 2004, the Company issued 52,780 restricted shares of Common Stock. The weighted-average fair value at the date of grant for the restricted shares was $28.42.

NOTE E – ACCOUNTS RECEIVABLE

Net trade and installment accounts receivable consist of the following:

	June 30,	March 31,
	2004	2004
	(in millions)
Current:
Billed accounts receivable	$446	$812
Unbilled amounts due within the next 12 months — Business Model	1,483	1,446
Unbilled amounts due within the next 12 months — prior business model	659	702
Less: Allowance for doubtful accounts	(58)	(64)

Net amounts expected to be collected	2,530	2,896
Less: Unearned revenue — current	(1,754)	(1,947)

Net trade and installment accounts receivable — current	$776	$949

Noncurrent:
Unbilled amounts due beyond the next 12 months — Business Model	$1,259	$1,107
Unbilled amounts due beyond the next 12 months — prior business model	1,003	1,104
Less: Allowance for doubtful accounts	(47)	(52)

Net amounts expected to be collected	2,215	2,159
Less: Unearned revenue — noncurrent	(1,463)	(1,339)

Net installment accounts receivable — noncurrent	$752	$820

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2004

The components of unearned revenue consist of the following:

	June 30,	March 31,
	2004	2004
	(in millions)
Current:
Unamortized discounts	$99	$113
Unearned maintenance	93	104
Deferred subscription revenue (uncollected)	895	903
Noncurrent deferred subscription revenue (uncollected) associated with amounts to be billed within the next 12 months	633	800
Unearned professional services	34	27

	$1,754	$1,947

Noncurrent:
Unamortized discounts	$122	$141
Unearned maintenance	82	91
Deferred subscription revenue (uncollected)	1,259	1,107

	$1,463	$1,339

NOTE F – IDENTIFIED INTANGIBLE ASSETS

In the table below, capitalized software includes both purchased and internally developed software costs; other identified intangible assets include both purchased customer relationships and trademarks/trade name costs. Internally developed capitalized software costs and other identified intangible asset costs are included in “Other noncurrent assets, net” on the Consolidated Condensed Balance Sheets. The gross carrying amounts and accumulated amortization for identified intangible assets subject to amortization are as follows:

	At June 30, 2004
	Gross	Accumulated	Net
	Assets	Amortization	Assets
	(in millions)
Capitalized software:
Purchased	$4,536	$3,593	$943
Internally developed	440	299	141
Other	370	185	185

Total	$5,346	$4,077	$1,269

	At March 31, 2004
	Gross	Accumulated	Net
	Assets	Amortization	Assets
	(in millions)
Capitalized software:
Purchased	$4,536	$3,491	$1,045
Internally developed	424	289	135
Other	370	175	195

Total	$5,330	$3,955	$1,375

For the first quarter of fiscal years 2005 and 2004, amortization of capitalized software costs was $112 million and $116 million, respectively. Amortization of other identified intangible assets was $10 million for each of the periods presented.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2004

Based on the identified intangible assets recorded through June 30, 2004, annual amortization expense is expected to be as follows:

	Year Ended March 31,
	2005	2006	2007	2008	2009	2010
	(in millions)
Capitalized software:
Purchased	$398	$374	$259	$10	$4	$–
Internally developed	41	39	31	21	13	5
Other	39	39	23	23	23	23

Total	$478	$452	$313	$54	$40	$28

NOTE G – RECLASSIFICATIONS

Certain prior period balances have been reclassified to conform with the current period presentation.

Gains and losses attributable to sales of fixed assets, certain foreign currency exchange rate fluctuations, and certain other infrequent events have been reclassified from “Selling, general, and administrative” to “Other gains/expenses, net” on the Consolidated Condensed Statements of Operations. The components of “Other gains/expenses, net” are as follows:

	For the Three Months
	Ended June 30,
	2004	2003
	(in millions)
Gains attributable to sales of fixed assets	$–	$(18)
Expenses attributable to fluctuations in foreign currency exchange rates	3	14
Expenses attributable to legal settlements	–	8

	$3	$4

The results of operations and cash flows of ACCPAC have been classified as a discontinued operation for all periods presented on the Company’s Consolidated Condensed Financial Statements. See Note H for additional information.

Approximately $8 million of deferred maintenance revenue at March 31, 2004 related to the Company’s indirect business (distributors, resellers, and VARs) has been reclassified from “Billed accounts receivable,” a component of “Trade and installment accounts receivable, net” to “Deferred maintenance revenue” on the Consolidated Condensed Balance Sheet to conform to the June 30, 2004 presentation.

NOTE H – DIVESTITURES

In March 2004, the Company sold its approximate 90% interest in ACCPAC to The Sage Group, plc. (Sage). The Company’s net proceeds totaled $104 million for all of the outstanding equity interests of ACCPAC, including options and change of control payments for certain ACCPAC officers and managers. The Company received approximately $90 million of the net proceeds in fiscal year 2004 and the remainder in the first quarter of fiscal year 2005. The sale completes the Company’s multiyear effort to exit the business applications market. Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of ACCPAC have been recorded as discontinued operations for all periods presented. The operating results of the ACCPAC discontinued operation are summarized as follows:

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2004

For the Three
Months Ended
June 30, 2003
Software fees and other	$12
Maintenance	12

Total revenue	$24
Pre-tax income from discontinued operation	$–
Net income from discontinued operation	$–

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

	Duplicate
	Facilities &	Employee
	Other Costs	Costs
	(in millions)
Balance at March 31, 2003	$74	$23
Settlements	(10)	(9)
Adjustments	(6)	(2)

Balance at March 31, 2004	$58	$12
Settlements	(2)	(3)

Balance at June 30, 2004	$56	$9

The duplicate facilities and other costs relate to operating leases which expire at various times through 2010, negotiated buyouts of operating lease commitments, taxes, and other contractual liabilities. The employee costs consist of involuntary termination benefits. The adjustments, which reduced the corresponding liability and related goodwill asset accounts, relate to obligations that were settled at amounts less than originally estimated. The remaining liability balances are included in “Accrued expenses and other current liabilities” on the Consolidated Condensed Balance Sheets.

NOTE J – CONTINGENCIES

The Company, its former Chairman and CEO Charles B. Wang, its former Chairman and CEO Sanjay Kumar, and Russell M. Artzt were defendants in a number of stockholder class action lawsuits, the first of which was filed July 23, 1998, alleging that a class consisting of all persons who purchased the Company’s Common Stock during the period from January 20, 1998, until July 22, 1998, were harmed by misleading statements, misrepresentations, and omissions regarding the Company’s future financial performance. These cases, which sought monetary damages, were consolidated into a single action in the United States District Court for the Eastern District of New York (the “Federal Court”), the proposed class was certified, and discovery was completed. Additionally, in February and March 2002, a number of stockholder lawsuits were filed in the Federal Court against the Company and Messrs. Wang, Kumar, Ira H. Zar, the Company’s former Chief Financial Officer, and in one instance, Mr. Artzt. The lawsuits generally alleged, among other things, that the Company made misleading statements of material fact or omitted to state material facts necessary in

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2004

order to make the statements made, in light of the circumstances under which they were made, not misleading in connection with the Company’s financial performance. Each of the named individual plaintiffs in the 2002 lawsuits sought to represent a class consisting of purchasers of the Company’s Common Stock and call options and sellers of put options for the period from May 28, 1999, through February 25, 2002. The 2002 cases were consolidated, and the Company’s former independent auditor, Ernst & Young LLP, was named as a defendant. In addition, in May 2003, a class action lawsuit captioned John A. Ambler v. Computer Associates International, Inc., et al. was filed in the Federal Court. The complaint in this matter, a purported class action on behalf of the Computer Associates Savings Harvest Plan (the CASH Plan) and the participants and beneficiaries of the CASH Plan for a class period running from March 30, 1998, through May 30, 2003, asserted claims of breach of fiduciary duty under ERISA, the federal Employee Retirement Income Security Act. The named defendants were the Company, the Company’s Board of Directors, the CASH Plan, the Administrative Committee of the CASH Plan, and the following current or former employees and/or directors of the Company: Charles B. Wang; Sanjay Kumar; Ira Zar; Russell M. Artzt; Peter A. Schwartz; Charles P. McWade; and various unidentified alleged fiduciaries of the CASH Plan. The complaint alleged that the defendants breached their fiduciary duties by causing the CASH Plan to invest in Company securities and sought damages in an unspecified amount.

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

On August 25, 2003, the Company announced the settlement of all outstanding litigation related to the above-referenced stockholder and derivative actions as well as the settlement of an additional derivative action filed in the Federal Court in connection with the settlement. Following the approval of the Federal Court, which was granted in December 2003, the Company agreed to issue a total of up to 5.7 million shares of Common Stock to the shareholders represented in the three class action lawsuits, including payment of attorneys’ fees. The settlement provides that if the Company’s share price is below $23.43 per share at the time of distribution, up to 2.2 million of the 5.7 million shares will be payable in cash at that price — or approximately $52 million in cash. In that case, the stock portion of the settlement would be reduced to no less than 3.5 million shares. In January 2004, approximately 1.6 million settlement shares were issued along with approximately $3.3 million to the plaintiffs’ attorneys for attorney fees and related expenses. In March 2004, approximately 0.2 million settlement shares were issued to participants and beneficiaries of the CASH Plan. The remaining 3.8 million settlement shares, less any additional administrative expenses, will be issued to class members in the stockholder class action lawsuits upon completion of the claims administration process. It is currently anticipated that the distribution of the remaining shares will occur by the end of August 2004. At the time of the distribution to the class members, if the price of the Company’s stock is below $23.43 per share, a portion of the remaining settlement shares (currently up to 1.5 million shares) will be distributed to the class members in cash at the price of $23.43 per share. Therefore, the Company’s maximum cash distribution as to the remaining settlement shares is approximately $35 million, but only if the

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2004

price of the Company’s stock is below $23.43 per share at the time of distribution. In settling the derivative suit, the Company committed to maintain certain corporate governance practices. Under the settlement, the Company and the individual defendants are released from any potential claim by shareholders relating to accounting-related or other public statements made by the Company or its agents from January 1998 through February 2002 (and from January 1998 through May 2003 in the case of the employee ERISA action), and the individual defendants are released from any potential claim by the Company or its shareholders relating to the same matters. Ernst & Young LLP is not a party to the settlement. The settlement was reviewed by the independent directors who chair the Corporate Governance, Audit, and Compensation and Human Resource Committees of the Board of Directors as well as by all non-interested, independent directors who were not named in any of the suits. It was also approved by the Board’s independent directors as a whole.

The Company has been providing documents and other information to the United States Attorney’s Office for the Eastern District of New York and the staff of the Northeast Regional Office of the SEC in connection with an ongoing investigation concerning certain of the Company’s accounting practices, including its revenue recognition procedures in periods prior to the adoption of the Company’s Business Model in October 2000. On January 8, 2004, the Company received a “Wells Notice” from the staff of the SEC. The Wells Notice notifies the Company that the staff of the SEC is considering recommending that the SEC bring a civil enforcement proceeding against the Company for possible violations of the federal securities laws arising from the Company’s premature recognition of revenue from software license agreements in periods prior to the adoption of the Company’s Business Model, including revenue from contracts that were not fully executed or otherwise finalized until after the quarter in which the revenue associated with such contracts had been recognized. On April 14, 2004, the Company responded to the Wells Notice.

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

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2004

A number of other employees, primarily in the Company’s legal and finance departments, have been terminated or have resigned as a result of matters under investigation by the Audit Committee, including Steven Woghin, the Company’s former General Counsel. Stephen Richards, the Company’s former Executive Vice President of Sales, resigned from his position and was relieved of all duties in April 2004, and left the Company at the end of June 2004. Additionally, on April 21, 2004, Sanjay Kumar resigned as Chairman, a director and Chief Executive Officer of the Company, and assumed the role of Chief Software Architect. Thereafter, Mr. Kumar resigned from the Company effective June 30, 2004.

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

The Company continues to cooperate with the United States Attorney’s Office for the Eastern District of New York and the staff of the SEC. In connection with the government investigation, the Company’s Board of Directors is continuing to review the matter of compensation paid or due to individuals subject to the investigation, and possibly other persons. Following the completion of this review, the Board will take such action as it deems in the best interests of the Company and its stockholders.

The Company is presently discussing with the United States Attorney’s Office and the SEC a resolution of the investigations against the Company. The Company cannot predict the scope, timing, or outcome of the investigation and other matters referred to herein, which may include the institution of administrative, civil injunctive, or criminal proceedings, the imposition of fines and penalties, which may be significant, suspensions or debarments from government contracts, and other remedies and sanctions, any of which could lead to an adverse impact on our credit ratings and ability to obtain financing, an adverse impact on the Company’s stock price, loss of additional senior management, the inability to attract or retain key employees, and the loss of customers. In addition, under the law, the illegal acts of the Company’s employees may be ascribed to the Company. The Company cannot predict what impact, if any, these matters may have on its business, financial condition, results of operations, and cash flow.

In June 2004, a purported derivative action was filed in the Federal Court by Ranger Governance Ltd. against the following current or former employees and/or directors of the Company: Charles B. Wang; Sanjay Kumar; Russell M. Artzt; Ira H. Zar; Lloyd Silverstein; David Rivard; David Kaplan; Gary Quinn; Stephen Richards; Michael McElroy; Charles P. McWade; and Peter A. Schwartz. The Company was named as a nominal defendant in the litigation. The action alleges violations of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) against Messrs. Kumar and Zar; breach of duty under the faithless servant and unjust enrichment doctrines against Messrs. Wang, Kumar, Silverstein, Rivard and Kaplan; and breach of fiduciary duty, gross negligence, corporate waste, fraud and conspiracy on the part of all the individual defendants in connection with their alleged receipt of unjust compensation and misrepresentations and omissions contained in the Company’s financial statements for fiscal years 1998 through 2003. The complaint seeks recovery of all bonuses and other incentive-based or equity-based compensation and profits allegedly realized from the sale of Common Stock of the Company by Messrs. Kumar and Zar during the 12-month periods prior to the filing of the Company’s financial reports for the fourth quarter of fiscal 2002 through the fourth quarter of fiscal 2003, and reimbursement of compensation earned by all the individual defendants from at least January 1, 1998 to June 29, 2004, as well as other unspecified damages allegedly sustained by the Company. Additionally, the complaint also seeks an accounting of the losses sustained by the Company as a result of the defendants’ actions.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2004

In July 2004, two purported derivative actions were filed in the Federal Court against the following current or former employees and/or directors of the Company: Charles Wang; Sanjay Kumar; Ira H. Zar; David Kaplan; David Rivard; Lloyd Silverstein; Russell Artzt; Alfonse D’Amato; Gary Quinn; Stephen Richards; Michael A. McElroy; Charles P. McWade; Peter A. Schwartz; Gary Fernandes; Robert E. La Blanc; Lewis S. Ranieri; Jay W. Lorsch; Walter P. Schuetze; Alex Serge Vieux; Willem deVogel; Shirley Kenny; and Ernst & Young LLP. The Company is named as a nominal defendant. The lawsuits allege a claim against the defendants seeking injunctive and other relief for violations of Section 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 14 promulgated thereunder for alleged false and material misstatements made in the Company’s proxy statements issued from 1998 through 2003 concerning the election of the Company’s Board of Directors, and describing the Company’s compensation, incentive and employee benefit plans. The lawsuits also allege breach of fiduciary duty and gross mismanagement on the part of Messrs. Artzt, D’Amato, Fernandes, La Blanc, Vieux, Lorsch, deVogel, and Ranieri and Ms. Kenny, as well as breach of fiduciary duty by Messrs. DeVogel, D’Amato, Ranieri and Schuetze and Ms. Kenny, all former or current members of the Audit Committee of the Company’s Board. Against Ernst & Young LLP, the lawsuits seek unspecified damages for breach of fiduciary duty and the duty of reasonable care, as well as contribution and indemnity under Section 14(a) of the Exchange Act. The complaints request restitution and rescission of the compensation earned under the Company’s executive compensation plan by Messrs. Wang, Kumar, Zar, Kaplan, Rivard, Silverstein, Artzt, Quinn, Richards, McElroy and McWade, and punitive damages against all of the defendants. Additionally, pursuant to Section 304 of the Sarbanes-Oxley Act, the complaints seek reimbursement of bonus or other incentive-based equity compensation received by defendants Kumar and Zar, as well as alleged profits realized from their sale of securities issued by the Company during the time periods they served as the Chief Executive Officer and Chief Financial Officer of the Company, respectively.

The Company is obligated to indemnify its officers and directors under certain circumstances to the fullest extent permitted by Delaware law. As a part of that obligation, the Company has advanced and will continue to advance certain attorneys’ fees and expenses incurred by current and former officers and directors in various litigations arising out of similar allegations, including the litigation described above.

In June 2004, a lawsuit captioned Scienton Technologies, Inc. et al. v. Computer Associates International, Inc., was filed in the United States District Court for the Eastern District of New York. The complaint seeks monetary damages based upon claims for, among other things, breaches of contract, misappropriation of trade secrets, and unfair competition. The Company’s investigation of this matter is in its early stages and the Company has not responded to the complaint. Although the ultimate outcome cannot be determined, the Company believes that the claims are unfounded and that the Company has meritorious defenses. In the opinion of management, the resolution of this lawsuit is not expected to have a material adverse effect on the financial position of the Company.

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

Item 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain forward-looking information relating to Computer Associates International, Inc. that is based on the beliefs of and assumptions made by our management as well as information currently available to management. When used in this Report, the words “anticipate,” “believe,” “estimate,” “expect,” and similar expressions are intended to identify forward-looking information. Such information reflects our current views with respect to future events and is subject to certain risks, uncertainties, and assumptions, some of which are described below in the section “Risk Factors” and in our Form 10-K filed with the Securities and Exchange Commission. Should one or more of these risks or uncertainties occur, or should our assumptions prove incorrect, actual results may vary materially from those described in this Report as anticipated, believed, estimated, or expected. We do not intend to update these forward-looking statements except as may be required by law.

QUARTERLY UPDATE

•	In April 2004, we named Kenneth D. Cron as Interim Chief Executive Officer, Jeff Clarke as Chief Operating Officer, and Greg Corgan as Senior Vice President for Worldwide Sales; in May 2004, Mr. Corgan became Executive Vice President for Worldwide Sales.

•	In May 2004, the Internal Revenue Service issued Revenue Procedure 2004-34, “Changes in Accounting Periods and In Methods of Accounting,” which grants a limited deferral for certain advance collections by the Company to the extent such advance collections were not recognized in revenue for financial statement purposes. Therefore, taxes associated with cash collected from U.S. customers in advance of the ratable recognition of revenue for certain term-based licenses are deferred for up to a year. As a result of implementing this Revenue Procedure, cash paid for income taxes decreased approximately $114 million for the quarter ended June 30, 2004 over the comparable prior fiscal year period.

•	In June 2004, we announced that Sanjay Kumar, our Chief Software Architect and former Chairman and CEO, resigned from the Company and that Kenneth V. Handal was joining the Company as Executive Vice President and General Counsel.

PERFORMANCE INDICATORS

Management uses several quantitative performance indicators to assess our financial results and condition. Each provides a measurement of the performance of our Business Model and how well we are executing our plan.

Our subscription-based Business Model is unique among our competitors in the software industry, and it may be difficult to compare our results for many of our performance indicators with those of our competitors. Management focuses on period-over-period improvement when reviewing our performance indicators. The following is a summary of some of the quantitative performance indicators that management uses to review performance:

	For the Three Months
	Ended June 30,			Percent
	2004	2003	Change	Change
	(dollars in millions)
Subscription revenue	$569	$447	$122	27%
Total revenue	$860	$786	$74	9%
Subscription revenue as a percent of total revenue	66%	57%	9%	16%
New deferred subscription revenue	$530	$387	$143	37%
Weighted-average license agreement duration in years	2.75	2.85	(0.10)	(4%)
Cash from continuing operating activities	$273	$169	$104	62%
Income from continuing operations	$53	$8	$45	563%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	June 30,	March 31,		Percent
	2004	2004	Change	Change
	(dollars in millions)
Total cash, cash equivalents, and marketable securities	$2,170	$1,902	$268	14%
Total debt	$2,299	$2,300	$(1)	–

Analyses of our performance indicators, including general trends, can be found in the Results of Operations and Liquidity and Capital Resources sections of this MD&A. The performance indicators which we believe are unique to us are defined below.

Subscription Revenue — Subscription revenue is the ratable revenue recognized in a period from amounts previously recorded as deferred subscription revenue. The larger the ratio of subscription revenue to total revenue, the more predictable our revenue streams become. If the weighted-average life of our license agreements remains constant, an increase in deferred subscription revenue will result in an increase in subscription revenue. Since we expect an increase in deferred subscription revenue for the remainder of fiscal year 2005, we also expect subscription revenue to continue to increase for that period.

New Deferred Subscription Revenue — New deferred subscription revenue represents the total undiscounted incremental value (contract value) of software licenses sold in the current period by our direct sales force. Beginning in the second quarter of fiscal year 2005, we expect to offer more flexible license terms to our channel partners, which will necessitate ratable recognition of revenue for the majority of our channel business. Ratable recognition of revenue for the channel license business will be consistent with our overall Business Model and will be reported on the “Subscription revenue” line item on the Consolidated Condensed Statements of Operations. Prior to July 1, 2004, such channel license revenue has been recorded on a sell-through basis and reported on the “Software fees and other” line item on the Consolidated Condensed Statements of Operations. Prior to this change, new deferred subscription revenue has excluded the value associated with maintenance-only license agreements, channel sales, and professional services arrangements. New deferred subscription revenue is what we expect to collect over time from our customers. This amount is recognized as subscription revenue ratably over the applicable software license term. The license agreements that contribute to new deferred subscription revenue represent binding payment commitments by customers over periods up to three years. New deferred subscription revenue is sometimes referred to as “bookings” and is used by management as a gauge of the level of activity in a particular quarter. Our bookings typically increase in each consecutive fiscal quarter, with the fourth quarter being the strongest.

The contribution to current period revenue from new deferred subscription revenue from any single license agreement is relatively small, since revenue is recognized ratably over the applicable license agreement term. We believe this allows us to balance the importance of recording new deferred subscription revenue from any single transaction with the importance of entering into transactions on mutually beneficial business terms.

Weighted-Average License Agreement Duration in Years — The weighted-average license agreement duration in years reflects the duration of all software licenses executed during a period, weighted to reflect the contract value of each individual software license. We believe license agreement durations averaging approximately three years, which is lower than the historical duration of our license agreements, increase the value customers receive from our software licenses by giving customers the flexibility to vary their software mix as their needs change. We also believe this flexibility improves our customer relationships and encourages greater accountability by the Company to each of our customers.

RESULTS OF OPERATIONS

The following table presents the percentage of total revenue and the percentage of period-over-period dollar change for the revenue line items on our Consolidated Condensed Statements of Operations for the three-month periods ended June 30, 2004 and 2003. These comparisons of financial results are not necessarily indicative of future results.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	For the Three Months
	Ended June 30,
	Percentage of		Percentage of
	Total		Dollar
	Revenue		Change
			2004/
Revenue	2004	2003	2003
Subscription revenue	66%	57%	27%
Software fees and other	9%	9%	13%
Maintenance	15%	20%	(20%)
Financing fees	4%	7%	(39%)
Professional services	6%	7%	(7%)
Total revenue	100%	100%	9%

Revenue:

Total Revenue

Total revenue for the quarter ended June 30, 2004 increased $74 million, or 9%, from the prior year comparable quarter, to $860 million. The transition to the Business Model resulted in an increase in subscription revenue from the prior fiscal year period, partially offset by an anticipated decrease in maintenance and financing fees as described below. In addition, there was a positive impact to revenue of approximately $22 million compared to the prior fiscal year quarter due to fluctuations in foreign currency exchange rates, primarily associated with the strengthening of both the euro and the British pound versus the U.S. dollar.

Subscription Revenue

Subscription revenue for the quarter ended June 30, 2004 increased $122 million, or 27%, from the comparable prior year quarter, to $569 million. The increase was primarily due to the increase in new deferred subscription revenue in previous periods. For the quarters ended June 30, 2004 and 2003, we added new deferred subscription revenue of $530 million and $387 million, respectively. Licenses executed under our Business Model in the quarters ended June 30, 2004 and 2003 had weighted-average durations of 2.75 and 2.85 years, respectively. Annualized deferred subscription revenue represents the total value of all new software license agreements signed during a period divided by the weighted-average duration of all such license agreements recorded during the same period. Annualized deferred subscription revenue increased approximately $57 million, or 42%, for the quarter ended June 30, 2004 over the comparable prior year quarter to $193 million. Subscription revenue also increased as a result of how we record maintenance revenue under our Business Model. Under the prior business model, maintenance revenue was separately identified and was reported on the “Maintenance” line item on the Consolidated Condensed Statements of Operations. Under the Business Model, maintenance is bundled with product sales and not separately identified in our customers’ license agreements and therefore is included on the “Subscription revenue” line item on the Consolidated Condensed Statements of Operations. In addition, financing fees are no longer applicable as the entire contract value is now recognized as subscription revenue over the term of the contract. The quantification of the impact that each of these factors had on the increase in subscription revenue is not determinable.

Software Fees and Other

Software fees and other revenue primarily consists of revenue and royalties related to distribution and original equipment manufacturer (OEM) partners. Revenue related to distribution partners and OEMs is sometimes referred to as “indirect” or “channel” revenue. Software fees and other revenue for the first quarter of fiscal year 2005 increased $9 million, or 13%, from the comparable prior year quarter to $76 million. The increase

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

was due primarily to a one-time revenue adjustment of approximately $13 million relating to revenue recognized from certain prior business model contracts, which had reduced revenue in prior periods. The Company experienced a 37% increase in the amount of indirect license contract bookings in the first quarter of fiscal year 2005 as compared with the first quarter of the prior fiscal year. The increase was offset by an increase of $16 million in deferred maintenance, which is amortized into revenue on the “Maintenance” line item on the Consolidated Condensed Statements of Operations.

Maintenance

As expected, maintenance revenue for the quarter ended June 30, 2004 decreased $32 million, or 20%, to $127 million from the comparable prior year quarter. This decrease in maintenance revenue reflects the transition to, and increased number of license agreements under, our Business Model, where maintenance revenue, bundled along with license revenue, is reported on the “Subscription revenue” line item on the Consolidated Condensed Statements of Operations. The combined maintenance and license revenue on these types of license agreements is recognized on a monthly basis ratably over the term of the agreement. The decrease was partially offset by new maintenance revenue earned from customers who elected optional maintenance at the expiration of their non-term-based license agreements. The quantification of the impact that each of these factors has on the decrease in maintenance revenue is not determinable. Maintenance revenue from our indirect business for the three months ended June 30, 2004 increased $10 million from the comparable prior year period.

Financing Fees

Financing fees result from the initial discounting to present value of product sales with extended payment terms under the prior business model, which required up-front recognition of revenue. This discount initially reduced the related installment accounts receivable and was referred to as “unamortized discounts.” The related unamortized discount is amortized over the life of the applicable license agreement and is reported as financing fees. Under our Business Model, additional unamortized discounts are no longer recorded, since we no longer recognize revenue on an up-front basis for sales of products with extended payment terms. As expected, for the quarter ended June 30, 2004, these fees decreased $21 million, or 39%, from the comparable prior year quarter to $33 million. The decrease is attributable to the discontinuance of license agreements offered under the prior business model and is expected to decline to zero over the next several years.

Professional Services

Professional services revenue for the quarter ended June 30, 2004 decreased $4 million, or 7%, from the prior year comparable quarter to $55 million. The slight decrease was primarily attributable to an increase in services sold in combination with related software products, which requires that such services revenue be recognized ratably over the life of the related software contract period.

Total Revenue by Geography

The following table presents the amount of revenue earned from the North American and international geographic regions and corresponding percentage changes for the three-month periods ended June 30, 2004 and 2003. These comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended June 30,
	(dollars in millions)
	2004	2003	Change
North America	$478	$461	4%
International	382	325	18%

	$860	$786	9%

International revenue increased $57 million, or 18%, for the first quarter of fiscal year 2005 as compared with the first quarter of fiscal year 2004. The increase was a result of increased contract bookings in prior periods associated with our European business. The increase in international revenue was also partially attributable to a positive impact to revenue from fluctuations in foreign currency exchange rates of approximately $22 million for the first quarter of fiscal year 2005 over the first quarter of fiscal year 2004, which was primarily caused by the strengthening of both the euro and the British pound versus the U.S. dollar.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Price changes did not have a material impact on revenue in the first quarter of fiscal year 2005 or on the comparable prior fiscal year period.

Expenses:

The following table presents expenses as a percentage of total revenue and the percentage of period-over-period dollar change for the line items on our Consolidated Condensed Statements of Operations for the three-month periods ended June 30, 2004 and 2003. These comparisons of financial results are not necessarily indicative of future results.

	For the Three Months
	Ended June 30,
			Percentage
	Percentage of		of
	Total		Dollar
	Revenue		Change
			2004/
	2004	2003	2003
Operating expenses
Amortization of capitalized software costs	13%	15%	(3%)
Cost of professional services	6%	7%	–
Selling, general, and administrative	36%	41%	(4%)
Product development and enhancements	20%	21%	6%
Commission and royalties	8%	7%	27%
Depreciation and amortization of other intangible assets	4%	4%	(3%)
Other gains/expenses, net	–	1%	N/A
Shareholder litigation settlement	1%	–	N/A
Total operating expenses	87%	95%	1%
Interest expense, net	3%	4%	(16%)

Cost of Professional Services

Cost of professional services consists primarily of the personnel-related costs associated with providing professional services and training to customers. Cost of professional services for each of the quarters ended June 30, 2004 and 2003 totaled $55 million. Cost of professional services for the quarter ended June 30, 2004 and 2003 included approximately $1 million and less than $1 million, respectively, of stock-based compensation expense associated with the Company’s adoption of the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123.

Selling, General and Administrative (SG&A)

SG&A expenses for the quarter ended June 30, 2004 decreased $14 million, or 4%, from the comparable prior year quarter, to $307 million. The decrease was primarily attributable to a $15 million pre-tax expense recorded in the first quarter of fiscal year 2004 for severance and other termination benefits in connection with the reorganization of the U.S. channel sales organization and the creation of CA Technology Services in April 2003. SG&A for the quarter ended June 30, 2004 and 2003 included approximately $4 million and less than $1 million, respectively, of stock-based compensation expense associated with the Company’s adoption of the fair value recognition provisions of SFAS No. 123.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Product Development and Enhancements

For the quarter ended June 30, 2004, product development and enhancement expenditures, also referred to as research and development, increased $10 million, or 6%, from the comparable prior year quarter, to $172 million. For the quarters ended June 30, 2004 and 2003, product development and enhancement expenditures represented approximately 20% and 21% of total revenue, respectively. Product development and enhancements for the quarter ended June 30, 2004 and 2003 included approximately $4 million and less than $1 million, respectively, of stock-based compensation expense associated with the Company’s adoption of the fair value recognition provisions of SFAS No. 123. We continue to focus on and invest in product development and enhancements for emerging technologies such as wireless, Web services and on-demand computing, as well as a broadening of our enterprise product offerings.

Commissions and Royalties

Commissions and royalties for the first quarter of fiscal year 2005 increased $14 million, or 27%, from the comparable prior year quarter, to $66 million. This increase was primarily due to the increase in new deferred subscription revenue recorded in the first quarter of fiscal year 2005 from the comparable prior year period, partially offset by a $2 million reduction in royalties to third parties, as technology from several royalty agreements has been replaced by internally developed or acquired technology. Commissions are expensed in the period earned by employees, which is typically upon the recording of a contract.

Shareholder Litigation Settlement

The shareholder litigation settlement expense is calculated using the NYSE closing price of our Common Stock on the last day of the most recently completed quarter and also includes certain administrative costs associated with the settlement. The additional shareholder litigation settlement expense as a result of the change in our stock price was $5 million in the first quarter of fiscal year 2005. The aggregate shareholder litigation settlement expense recorded since the settlement was reached, including $158 million in fiscal year 2004, totaled $163 million. Until all settlement shares are issued, the projected impact will be reviewed quarterly and the expense adjusted accordingly. We expect to issue the balance of the shares (or corresponding amounts of cash) in the second quarter of fiscal year 2005, or at such time as the claims administration process has been completed. Refer to Note J “Contingencies” and Part II, Item 1, “Legal Proceedings” of this Form 10-Q for additional information.

Net Interest Expense

Net interest expense for the first quarter of fiscal year 2005 decreased $5 million, or 16%, as compared to the prior fiscal year first quarter to $26 million. Of the change, $9 million was due to a decrease in average debt outstanding, offset by an increase of $4 million due to an increase in the weighted-average interest rate.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and marketable securities totaled $2.17 billion at June 30, 2004, an increase of $268 million from the March 31, 2004 balance of $1.902 billion. Cash generated from continuing operating activities for the quarters ended June 30, 2004 and 2003 was $273 million and $169 million, respectively.

Cash generated from continuing operating activities for the three months ended June 30, 2004 versus the comparable prior year period was positively impacted by a decrease in taxes paid of approximately $114 million and a reduction in cash paid for interest of approximately $18 million. The decrease in taxes paid during the three-month period ended June 30, 2004 was primarily due to a reduction in estimated taxes payable resulting from IRS Revenue Procedure 2004-34. See “Quarterly Update” above. We repaid approximately $1 million in outstanding debt and purchased approximately $11 million in treasury stock during the first three months of fiscal year 2005 using existing cash balances at March 31, 2004 and cash from operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

As of June 30, 2004 and March 31, 2004, our debt arrangements consisted of the following:

	June 30, 2004		March 31, 2004
	Maximum	Outstanding	Maximum	Outstanding
Debt Arrangements:	Available	Balance	Available	Balance
	(in millions)
2002 Revolving Credit Facility (expires January 2005)	$470	$–	$470	$–
Commercial Paper	400	–	400	–
6.375% Senior Notes due April 2005	–	825	–	825
5.000% Convertible Senior Notes due March 2007	–	660	–	660
6.500% Senior Notes due April 2008	–	350	–	350
1.625% Convertible Senior Notes due December 2009	–	460	–	460
International line of credit	5	–	5	–
Other	–	4	–	5

Total		$2,299		$2,300

2002 Revolving Credit Facility

On December 31, 2002, we entered into an unsecured, bank revolving credit facility (the 2002 Revolving Credit Facility). The maximum amount that may be outstanding at any time under the 2002 Revolving Credit Facility is $470 million. The 2002 Revolving Credit Facility expires January 31, 2005, and no amount was drawn as of June 30, 2004. The interest rates on the 2002 Revolving Credit Facility are determined based on a ratings grid, which applies a margin to the prevailing London InterBank Offered Rate (LIBOR). We capitalized the initial transaction fees associated with the 2002 Revolving Credit Facility, which totaled approximately $6 million. We are amortizing these fees over the term of the 2002 Revolving Credit Facility in “Interest expense, net” on the Consolidated Condensed Statements of Operations.

Commercial Paper

As of June 30, 2004, there were no borrowings outstanding under our $400 million commercial paper (CP) program. We expect any future outstanding borrowings under the CP program to be supported by cash and marketable securities on hand and undrawn amounts available under the 2002 Revolving Credit Facility.

Fiscal Year 1999 Senior Notes

In fiscal year 1999, we issued $1.750 billion of unsecured Senior Notes in a transaction pursuant to Rule 144A under the Securities Act of 1933 (Rule 144A). As of June 30, 2004, $825 million and $350 million of our 6.375% and 6.5% Senior Notes, respectively, remained outstanding. The 6.375% Senior Notes are due in April 2005 and were therefore reclassified from “long-term debt, net of current portion” to “Loans payable and current portion of long-term debt” on the June 30, 2004 Consolidated Condensed Balance Sheet.

5% Convertible Senior Notes

In fiscal year 2002, we issued $660 million of unsecured 5% Convertible Senior Notes (5% Notes), due March 15, 2007, in a transaction pursuant to Rule 144A. The 5% Notes are senior unsecured indebtedness and rank equally with all existing senior unsecured indebtedness. Concurrent with the issuance of the 5% Notes, we entered into call spread repurchase option transactions to partially mitigate potential dilution from conversion of the 5% Notes. The Notes may not be redeemed by the Company during the first three years that they are outstanding and may be called thereafter until maturity at the Company’s option at declining premiums to par. For further information, refer to Note 6 to the Consolidated Financial Statements included in our Form 10-K for the fiscal year ended March 31, 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

1.625% Convertible Senior Notes

In fiscal year 2003, we issued $460 million of unsecured 1.625% Convertible Senior Notes (1.625% Notes), due December 15, 2009, in a transaction pursuant to Rule 144A. The 1.625% Notes are senior unsecured indebtedness and rank equally with all existing senior unsecured indebtedness. Concurrent with the issuance of the 1.625% Notes, we entered into call spread repurchase option transactions to partially mitigate potential dilution from conversion of the 1.625% Notes. For further information, refer to Note 6 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

International Line of Credit

An unsecured and uncommitted multi-currency line of credit is available to meet short-term working capital needs for subsidiaries operating outside the United States. As of June 30, 2004, this line totaled $5 million, of which less than $1 million was drawn and approximately $1.9 million was allocated in support of a bank guarantee.

Other Matters

At June 30, 2004, we had $2.299 billion in debt and $2.170 billion in cash and marketable securities. Our net debt position was, therefore, approximately $129 million.

In December 2003, the United States District Court for the Eastern District of New York approved the settlement of all outstanding litigation related to past accounting issues. Included in the settlement are both shareholder and ERISA class action suits and related derivative litigation. As part of the settlement, we agreed to issue to the shareholder classes a total of up to 5.7 million shares of our Common Stock, which includes payment of attorneys’ fees. At the time of the distribution to the class members, if the price of the Company’s stock is below $23.43 per share, a portion of the remaining settlement shares (currently up to 1.5 million shares) will be distributed to the class members in cash at the price of $23.43 per share. Therefore, as of June 30, 2004, the Company’s maximum cash distribution is approximately $35 million. The Company expects to issue the balance of the shares (or corresponding amounts of cash) in the second quarter of fiscal year 2005, or at such time as the claims administration process has been completed. See Part II, Item 1, “Legal Proceedings” for additional information.

Our senior unsecured notes and bank credit facilities are rated BBB- and Ba1 by Standard & Poor’s and Moody’s Investors Service, respectively. Our CP program is rated A-3 by Standard & Poor’s and Not-Prime by Moody’s Investors Service. Peak borrowings under all debt facilities during the first quarter of fiscal year 2005 totaled approximately $2.3 billion, with a annualized weighted-average interest rate of 5.2%.

Capital resource requirements as of June 30, 2004 consisted of lease obligations for office space, equipment, mortgage or loan obligations, and amounts due as a result of product and company acquisitions.

It is expected that existing cash, cash equivalents, marketable securities, the availability of borrowings under existing and renewable credit lines, and cash expected to be provided from operations will be sufficient to meet ongoing cash requirements, including any potential fine or penalty, which may be significant, associated with the on-going SEC and DOJ investigation. See Part II, Item 1, “Legal Proceedings” of this Form 10-Q for additional information. We expect our long-standing history of providing extended payment terms to our customers to continue.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OUTLOOK

This outlook for the remainder of fiscal year 2005 contains certain forward looking statements and information relating to us that are based on the beliefs and assumptions made by management, as well as information currently available to management. Should business conditions change or should our assumptions prove incorrect, actual results may vary materially from those described below. We do not intend to update these forward looking statements except as may be required by law.

The outlook for our full fiscal year 2005 results is largely based on the assumption that there will be limited-to-modest improvement in the current economic and IT environments. We also believe that customers will continue to be cautious with their technology purchases.

Our outlook for the second quarter of fiscal year 2005 is to generate revenue in the range of $830 million to $850 million and earnings per share in the range of $0.03 to $0.05. Our outlook for the full fiscal year 2005 is to generate revenue in the range of $3.4 billion to $3.5 billion and earnings per share in the range of $0.25 to $0.30.

CRITICAL ACCOUNTING POLICIES AND BUSINESS PRACTICES

A detailed discussion of our critical accounting policies and the use of estimates in applying those policies is included in our Form 10-K for the year ended March 31, 2004. In many cases, a high degree of judgment is required, either in the application and interpretation of accounting literature or in the development of estimates that impact our financial statements. These estimates may change in the future if underlying assumptions or factors change. The following is a summary of the critical accounting policies for which estimates were updated as of June 30, 2004.

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

Deferred Tax Assets

As of June 30, 2004, our deferred tax assets, net of a valuation allowance, totaled $354 million. The value of these deferred tax assets is predicated on the assumption that we will be able to generate sufficient future taxable income so that these assets will be realized. The factors that we consider in assessing the likelihood of realization include the forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets. Future results may vary from these estimates. Due to the uncertainties related to these matters, the valuation allowance is based on information available at the time. As additional information becomes available, we reassess the potential realization of these deferred tax assets and may revise our estimates of the valuation allowance.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Goodwill, Capitalized Software Products, and Other Intangible Assets

SFAS No. 142 requires an impairment-only approach to accounting for goodwill. Absent any prior indicators of impairment, we perform an annual impairment analysis during the fourth quarter of our fiscal year. No indicators of impairment were identified during the first three months of fiscal year 2005.

The carrying value of capitalized software products, both purchased software and internally developed software, and other intangible assets, are reviewed on a regular basis for the existence of internal and external facts or circumstances that may suggest impairment. Such facts and circumstances considered include an assessment of the net realizable value for capitalized software products and the future recoverability of cost for other intangible assets as of the balance sheet date. No indicators of impairment were identified during the first three months of fiscal year 2005.

Accounting for Stock-Based Compensation

As described in Note D “Accounting for Stock-Based Compensation” of this Form 10-Q, we have used the Black-Scholes option-pricing model historically to determine the estimated fair value of each option grant. The Black-Scholes model includes assumptions regarding dividend yields, expected volatility, expected lives, and risk-free interest rates. These assumptions reflect our best estimates, but these items involve uncertainties based on market conditions generally outside of our control. As a result, if other assumptions had been used in the current period to estimate fair value, stock-based compensation expense could have been materially impacted.

Legal Contingencies

We are currently involved in various legal proceedings and claims. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any legal proceeding or claim is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Due to the uncertainties related to these matters, accruals are based on information available at the time. As additional information becomes available, we reassess the potential liability related to our pending litigation and claims and may revise our estimates. Such revisions could have a material impact on our results of operations and financial condition. Refer to Part II, Item 1, “Legal Proceedings” of this Form 10-Q for a description of our material legal proceedings.

RISK FACTORS

Current and potential stockholders should consider carefully the risk factors described below. These risks are described in more detail in our Form 10-K for the fiscal year ended March 31, 2004 as filed with the SEC. Any of these factors, or others, many of which are beyond our control, could negatively affect our revenue, profitability and cash flow.

•	We could be subject to substantial fines, penalties, or other sanctions as a result of a joint inquiry by the SEC and U.S. Attorney’s Office.

•	We are subject to intense competition, and we expect to face increased competition in the future.

•	We have lost senior management employees; it may be difficult to replace these employees and to attract and retain other key personnel.

•	Certain software is licensed from third parties.

•	Our products must remain compatible with ever-changing operating environments.

•	We have a significant amount of debt.

•	Our credit ratings have been downgraded and could be downgraded further.

•	Customers are still adapting to our Business Model.

•	Failure to protect our intellectual property rights would weaken our competitive position.

•	We may become dependent upon large transactions.

•	Customer decisions are influenced by general economic conditions.

•	Third-party microcode could impact product development.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

•	The software business is marked by easy entry and large, entrenched businesses.

•	Future product development is dependent upon access to third-party operating systems.

•	The markets for some or all of our key product areas may not grow.

•	Third parties could claim that our products infringe their intellectual property rights.

•	Fluctuations in foreign currencies could result in transaction losses.

•	Acts of terrorism or war may adversely affect our business.

•	Our stock price is subject to significant fluctuations.

•	The success of our international operations is subject to many factors.

Item 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

As of June 30, 2004, our outstanding debt approximated $2.3 billion, approximately all of which was in fixed rate obligations. If market rates were to decline, we could be required to make payments on the fixed rate debt that would exceed those based on current market rates. Each 25 basis point decrease in interest rates would have an associated annual opportunity cost of approximately $6 million. Each 25 basis point increase or decrease in interest rates would have no material annual effect on variable rate debt interest based on the balances of such debt as of June 30, 2004.

We offer financing arrangements with installment payment terms in connection with our software license agreements. The aggregate amounts due from customers include an imputed interest element, which can vary with the interest rate environment. Each 25 basis point increase in interest rates would have an associated annual opportunity cost of approximately $11 million.

Foreign Currency Exchange Risk

We conduct business on a worldwide basis through subsidiaries in 45 countries. We are therefore exposed to movement in currency exchange rates. As part of our risk management strategy and consistent with prior years, we did not enter into any foreign exchange derivative transactions. In addition, we manage our level of exposure by denominating a majority of international sales and payments of related expenses in the local currency of our subsidiaries. A 1% change in all foreign currencies against the U.S. dollar would generally have an insignificant effect on our annual net income (loss).

Equity Price Risk

As of June 30, 2004, we have minimal investments in marketable equity securities of publicly traded companies. These investments were considered available-for-sale with any unrealized gains or temporary losses deferred as a component of stockholders’ equity. It is not customary for us to make investments in equity securities as part of our investment strategy.

Item 4:	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company’s Interim Chief Executive Officer and its Chief Operating Officer and Chief Financial Officer have carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” as of the end of the period covered by this Quarterly Report on Form 10-Q (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, these officers have concluded that as of such date, the Company’s disclosure controls and procedures were effective.

Changes in internal control over financial reporting

As required by Rule 13a-15(d) under the Securities Exchange Act of 1934, Company management conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the quarter covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

Beginning with the introduction of its current Business Model in October 2000, the Company has improved controls that were deficient in the processing of new contracts in prior periods which resulted in a restatement of our financial statements, as filed with the SEC on Form 8-K on April 26, 2004. The restatement principally concerned the premature recognition of revenue. Through the period covered by this report, the Company implemented additional controls over contract processing, including formal communication of contract receipt deadlines, improved verification of executed agreements, and centralized collection of internationally processed contracts.

PART II. OTHER INFORMATION

Item 1:	LEGAL PROCEEDINGS

The Company, its former Chairman and CEO Charles B. Wang, its former Chairman and CEO Sanjay Kumar, and Russell M. Artzt were defendants in a number of stockholder class action lawsuits, the first of which was filed July 23, 1998, alleging that a class consisting of all persons who purchased the Company’s Common Stock during the period from January 20, 1998, until July 22, 1998, were harmed by misleading statements, misrepresentations, and omissions regarding the Company’s future financial performance. These cases, which sought monetary damages, were consolidated into a single action in the United States District Court for the Eastern District of New York (the “Federal Court”), the proposed class was certified, and discovery was completed. Additionally, in February and March 2002, a number of stockholder lawsuits were filed in the Federal Court against the Company and Messrs. Wang, Kumar, Ira H. Zar, the Company’s former Chief Financial Officer, and in one instance, Mr. Artzt. The lawsuits generally alleged, among other things, that the Company made misleading statements of material fact or omitted to state material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading in connection with the Company’s financial performance. Each of the named individual plaintiffs in the 2002 lawsuits sought to represent a class consisting of purchasers of the Company’s Common Stock and call options and sellers of put options for the period from May 28, 1999, through February 25, 2002. The 2002 cases were consolidated, and the Company’s former independent auditor, Ernst & Young LLP, was named as a defendant. In addition, in May 2003, a class action lawsuit captioned John A. Ambler v. Computer Associates International, Inc., et al. was filed in the Federal Court. The complaint in this matter, a purported class action on behalf of the Computer Associates Savings Harvest Plan (the CASH Plan) and the participants and beneficiaries of the CASH Plan for a class period running from March 30, 1998, through May 30, 2003, asserted claims of breach of fiduciary duty under ERISA, the federal Employee Retirement Income Security Act. The named defendants were the Company, the Company’s Board of Directors, the CASH Plan, the Administrative Committee of the CASH Plan, and the following current or former employees and/or directors of the Company: Charles B. Wang; Sanjay Kumar; Ira Zar; Russell M. Artzt; Peter A. Schwartz; Charles P. McWade; and various unidentified alleged fiduciaries of the CASH Plan. The complaint alleged that the defendants breached their fiduciary duties by causing the CASH Plan to invest in Company securities and sought damages in an unspecified amount.

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

On August 25, 2003, the Company announced the settlement of all outstanding litigation related to the above-referenced stockholder and derivative actions as well as the settlement of an additional derivative action filed in the Federal Court in connection with the settlement. Following the approval of the Federal Court, which was granted in December 2003, the Company agreed to issue a total of up to 5.7 million shares of Common Stock to the shareholders represented in the three class action lawsuits, including payment of attorneys’ fees. The settlement provides that if the Company’s share price is below $23.43 per share at the time of distribution, up to 2.2 million of the 5.7 million shares will be payable in cash at that price — or approximately $52 million in cash. In that case, the stock portion of the settlement would be reduced to no less than 3.5 million shares. In January 2004, approximately 1.6 million settlement shares were issued along with approximately $3.3 million to the plaintiffs’ attorneys for attorney fees and related expenses. In March 2004, approximately 0.2 million settlement shares were issued to participants and beneficiaries of the CASH Plan. The remaining 3.8 million settlement shares, less any additional administrative expenses, will be issued to class members in the stockholder class action lawsuits upon completion of the claims administration process. It is currently anticipated that the distribution of the remaining shares will occur by the end of August 2004. At the time of the distribution to the class members, if the price of the Company’s stock is below $23.43 per share, a portion of the remaining settlement shares (currently up to 1.5 million shares) will be distributed to the class members in cash at the price of $23.43 per share. Therefore, the Company’s maximum cash distribution as to the remaining settlement shares is approximately $35 million, but only if the price of the Company’s stock is below $23.43 per share at the time of distribution. In settling the derivative suit, the Company committed to maintain certain corporate governance practices. Under the settlement, the Company and the individual defendants are released from any potential claim by shareholders relating to accounting-related or other public statements made by the Company or its agents from January 1998 through February 2002 (and from January 1998 through May 2003 in the case of the employee ERISA action), and the individual defendants are released from any potential claim by the Company or its shareholders relating to the same matters. Ernst & Young LLP is not a party to the settlement. The settlement was reviewed by the independent directors who chair the Corporate Governance, Audit, and Compensation and Human Resource Committees of the Board of Directors as well as by all non-interested, independent directors who were not named in any of the suits. It was also approved by the Board’s independent directors as a whole.

The Company has been providing documents and other information to the United States Attorney’s Office for the Eastern District of New York and the staff of the Northeast Regional Office of the SEC in connection with an ongoing investigation concerning certain of the Company’s accounting practices, including its revenue recognition procedures in periods prior to the adoption of the Company’s Business Model in October 2000. On January 8, 2004, the Company received a “Wells Notice” from the staff of the SEC. The Wells Notice notifies the Company that the staff of the SEC is considering recommending that the SEC bring a civil enforcement proceeding against the Company for possible violations of the federal securities laws arising from the Company’s premature recognition of revenue from software license agreements in periods prior to the adoption of the Company’s Business Model, including revenue from contracts that were not fully executed or otherwise finalized until after the quarter in which the revenue associated with such contracts had been recognized. On April 14, 2004, the Company responded to the Wells Notice.

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

A number of other employees, primarily in the Company’s legal and finance departments, have been terminated or have resigned as a result of matters under investigation by the Audit Committee, including Steven Woghin, the Company’s former General Counsel. Stephen Richards, the Company’s former Executive Vice President of Sales, resigned from his position and was relieved of all duties in April 2004, and left the Company at the end of June 2004. Additionally, on April 21, 2004, Sanjay Kumar resigned as Chairman, a director and Chief Executive Officer of the Company, and assumed the role of Chief Software Architect. Thereafter, Mr. Kumar resigned from the Company effective June 30, 2004.

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

The Company continues to cooperate with the United States Attorney’s Office for the Eastern District of New York and the staff of the SEC. In connection with the government investigation, the Company’s Board of Directors is continuing to review the matter of compensation paid or due to individuals subject to the investigation, and possibly other persons. Following the completion of this review, the Board will take such action as it deems in the best interests of the Company and its stockholders.

The Company is presently discussing with the United States Attorney’s Office and the SEC a resolution of the investigations against the Company. The Company cannot predict the scope, timing, or outcome of the investigation and other matters referred to herein, which may include the institution of administrative, civil injunctive, or criminal proceedings, the imposition of fines and penalties, which may be significant, suspensions or debarments from government contracts, and other remedies and sanctions, any of which could lead to an adverse impact on our credit ratings and ability to obtain financing, an adverse impact on the Company’s stock price, loss of additional senior management, the inability to attract or retain key employees, and the loss of customers. In addition, under the law, the illegal acts of the Company’s employees may be ascribed to the Company. The Company cannot predict what impact, if any, these matters may have on its business, financial condition, results of operations, and cash flow.

In June 2004, a purported derivative action was filed in the Federal Court by Ranger Governance Ltd. against the following current or former employees and/or directors of the Company: Charles B. Wang; Sanjay Kumar; Russell M. Artzt; Ira H. Zar; Lloyd Silverstein; David Rivard; David Kaplan; Gary Quinn; Stephen Richards; Michael McElroy; Charles P. McWade; and Peter A. Schwartz. The Company was named as a nominal defendant in the litigation. The action alleges violations of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) against Messrs. Kumar and Zar; breach of duty under the faithless servant and unjust enrichment doctrines against Messrs. Wang, Kumar, Silverstein, Rivard and Kaplan; and breach of fiduciary duty, gross negligence, corporate waste, fraud and conspiracy on the part of all the individual defendants in connection with their alleged receipt of unjust compensation and misrepresentations and omissions contained in the Company’s financial statements for fiscal years 1998 through 2003. The complaint seeks recovery of all bonuses and other incentive-based or equity-based compensation and profits allegedly realized from the sale of Common Stock of the Company by Messrs. Kumar and Zar during the 12-month periods prior to the filing of the Company’s financial reports for the fourth quarter of fiscal 2002 through the fourth quarter of fiscal 2003, and reimbursement of compensation earned by all the individual defendants from at least January 1, 1998 to June 29, 2004, as well as other unspecified damages allegedly sustained by the Company. Additionally, the complaint also seeks an accounting of the losses sustained by the Company as a result of the defendants’ actions.

In July 2004, two purported derivative actions were filed in the Federal Court against the following current or former employees and/or directors of the Company: Charles Wang; Sanjay Kumar; Ira H. Zar; David Kaplan; David Rivard; Lloyd Silverstein; Russell Artzt; Alfonse D’Amato; Gary Quinn; Stephen Richards; Michael A. McElroy; Charles P. McWade; Peter A. Schwartz; Gary Fernandes; Robert E. La Blanc; Lewis S. Ranieri; Jay W. Lorsch; Walter P. Schuetze; Alex Serge Vieux; Willem deVogel; Shirley Kenny; and Ernst & Young LLP. The Company is named as a nominal defendant. The lawsuits allege a claim against the defendants seeking injunctive and other relief for violations of Section 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 14 promulgated thereunder for alleged false and material misstatements made in the Company’s proxy statements issued from 1998 through 2003 concerning the election of the Company’s Board of Directors, and describing the Company’s compensation, incentive and employee benefit plans. The lawsuits also allege breach of fiduciary duty and gross mismanagement on the part of Messrs. Artzt, D’Amato, Fernandes, La Blanc, Vieux, Lorsch, deVogel, and Ranieri and Ms. Kenny, as well as breach of fiduciary duty by Messrs. DeVogel, D’Amato, Ranieri and Schuetze and Ms. Kenny, all former or current members of the Audit Committee of the Company’s Board. Against Ernst & Young LLP, the lawsuits seek unspecified damages for breach of fiduciary duty and the duty of reasonable care, as well as contribution and indemnity under Section 14(a) of the Exchange Act. The complaints request restitution and rescission of the compensation earned under the Company’s executive compensation plan by Messrs. Wang, Kumar, Zar, Kaplan, Rivard, Silverstein, Artzt, Quinn, Richards, McElroy and McWade, and punitive damages against all of the defendants. Additionally, pursuant to Section 304 of the Sarbanes-Oxley Act, the complaints seek reimbursement of bonus or other incentive-based equity compensation received by defendants Kumar and Zar, as well as alleged profits realized from their sale of securities issued by the Company during the time periods they served as the Chief Executive Officer and Chief Financial Officer of the Company, respectively.

The Company is obligated to indemnify its officers and directors under certain circumstances to the fullest extent permitted by Delaware law. As a part of that obligation, the Company has advanced and will continue to advance certain attorneys’ fees and expenses incurred by current and former officers and directors in various litigations arising out of similar allegations, including the litigation described above.

In June 2004, a lawsuit captioned Scienton Technologies, Inc. et al. v. Computer Associates International, Inc., was filed in the United States District Court for the Eastern District of New York. The complaint seeks monetary damages based upon claims for, among other things, breaches of contract, misappropriation of trade secrets, and unfair competition. The Company’s investigation of this matter is in its early stages and the Company has not responded to the complaint. Although the ultimate outcome cannot be determined, the Company believes that the claims are unfounded and that the Company has meritorious defenses. In the opinion of management, the resolution of this lawsuit is not expected to have a material adverse effect on the financial position of the Company.

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

Item 2:	CHANGES IN SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the months indicated, our purchases of Common Stock in the first quarter of fiscal year 2005:

			Total Number	Maximum Number
			of Shares	of Shares that
		Weighted-	Purchased as	May Yet Be
	Total Number	Average	Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans
Period	Purchased	per Share	or Programs	or Programs
	(in thousands, except average price paid per share)
April 2004	–	$–	–	19,605
May 2004	–	–	–	19,605
June 2004	394	27.15	394	19,211

Total	394		394

Our corporate buyback program was originally announced in August 1990 and was subsequently amended by the Board of Directors to increase the number of shares we are authorized to purchase. As of June 30, 2004, approximately 19 million shares were available to be repurchased under our buyback program. The program has no expiration date.

Item 6:	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

10.1 Employment agreement, dated July 8, 2004, between the Company and Kenneth D. Cron
10.2 Employment agreement, dated June 14, 2004, between the Company and Kenneth V. Handal
15.1 Accountants’ acknowledgement letter
31.1 Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

The Registrant filed a Report on Form 8-K dated April 1, 2004 to report an event under Items 5 and 7.
The Registrant filed a Report on Form 8-K dated April 8, 2004 to report an event under Items 5 and 7.
The Registrant filed a Report on Form 8-K dated April 21, 2004 to report an event under Items 5 and 7.
The Registrant filed a Report on Form 8-K dated April 21, 2004 to report an event under Item 5.
The Registrant filed a Report on Form 8-K dated April 26, 2004 to report an event under Item 5.
The Registrant filed a Report on Form 8-K dated April 26, 2004 to report an event under Items 5 and 7.
The Registrant filed a Report on Form 8-K dated May 7, 2004 to report an event under Item 12.
The Registrant filed a Report on Form 8-K dated May 25, 2004 to report an event under Items 7 and 12.
The Registrant filed a Report on Form 8-K dated June 4, 2004 to report an event under Items 5 and 7.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER ASSOCIATES INTERNATIONAL, INC.

Dated: July 30, 2004	By:	/s/ Kenneth D. Cron
Kenneth D. Cron
Interim Chief Executive Officer

Dated: July 30, 2004	By:	/s/ Jeff Clarke
Jeff Clarke
Chief Operating Officer and Chief Financial Officer