Form 10-Q
period 2004-09-30
COMPUTER ASSOCIATES INTERNATIONAL INC
filed 2004-10-20
CIK 356028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004
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

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes ☑ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Title of Class	Shares Outstanding
Common Stock par value $.10 per share	as of October 18, 2004 585,642,843

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Computer Associates International, Inc.

We have reviewed the accompanying consolidated condensed balance sheet of Computer Associates International, Inc. and subsidiaries as of September 30, 2004, the related consolidated condensed statements of operations for the three-month and six-month periods ended September 30, 2004 and 2003, and the related consolidated condensed statements of cash flows for the six-month periods ended September 30, 2004 and 2003. These consolidated condensed financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards established by the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Computer Associates International, Inc. and subsidiaries as of March 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated June 7, 2004, we expressed an unqualified opinion on those consolidated financial statements. As discussed in that report, effective April 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS 123,” and effective April 1, 2002, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of March 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

New York, New York
October 20, 2004

Item 1:

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)
(in millions)

	September 30,	March 31,
	2004	2004
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,142	$1,793
Marketable securities	110	109
Trade and installment accounts receivable, net	699	949
Federal and state income taxes receivable	—	96
Deferred income taxes	427	311
Other current assets	76	108

TOTAL CURRENT ASSETS	3,454	3,366

Installment accounts receivable, due after one year, net	701	820
Property and equipment, net	616	641
Purchased software products, net	882	1,045
Goodwill, net	4,364	4,366
Other noncurrent assets, net	443	449

TOTAL ASSETS	$10,460	$10,687

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Loans payable and current portion of long-term debt	$826	$2
Shareholder litigation and government investigation settlements	329	113
Accounts payable	160	177
Salaries, wages, and commissions	247	260
Accrued expenses and other current liabilities	281	294
Deferred subscription revenue (collected) — current	1,060	1,210
Taxes payable, other than income taxes payable	72	123
Federal, state, and foreign income taxes payable	280	256
Deferred income taxes	16	20

TOTAL CURRENT LIABILITIES	3,271	2,455

Long-term debt, net of current portion	1,474	2,298
Deferred income taxes	499	618
Deferred subscription revenue (collected) — noncurrent	219	276
Deferred maintenance revenue	244	293
Other noncurrent liabilities	28	29

TOTAL LIABILITIES	5,735	5,969

Stockholders’ equity	4,725	4,718

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,460	$10,687

See Notes to the Consolidated Condensed Financial Statements.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except per share amounts)

	For the Three		For the Six
	Months Ended		Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
REVENUE
Subscription revenue	$592	$473	$1,161	$920
Software fees and other	53	75	129	142
Maintenance	123	151	250	310
Financing fees	28	49	61	103
Professional services	59	55	114	114

TOTAL REVENUE	855	803	1,715	1,589

EXPENSES
Amortization of capitalized software costs	111	117	223	233
Cost of professional services	54	52	109	107
Selling, general, and administrative	337	317	644	638
Product development and enhancements	174	165	346	327
Commissions and royalties	69	55	135	107
Depreciation and amortization of other intangibles	32	34	64	67
Other gains/losses, net	—	20	3	24
Restructuring charge	28	—	28	—
Shareholder litigation and government investigation settlements	211	150	216	150

TOTAL EXPENSES BEFORE INTEREST AND TAXES	1,016	910	1,768	1,653
Loss from continuing operations before interest and taxes	(161)	(107)	(53)	(64)
Interest expense, net	24	29	50	60

Loss from continuing operations before income taxes	(185)	(136)	(103)	(124)
Income tax benefit	(91)	(46)	(62)	(42)

LOSS FROM CONTINUING OPERATIONS	(94)	(90)	(41)	(82)
Income from discontinued operation, net of income taxes	—	—	—	—
Adjustment to gain on disposal of discontinued operation, net of income taxes	(2)	—	(2)	—

NET LOSS	$(96)	$(90)	$(43)	$(82)

BASIC LOSS PER SHARE
Loss from continuing operations	$(0.16)	$(0.16)	$(0.07)	$(0.14)
Discontinued operation	—	—	—	—

Net loss	$(0.16)	$(0.16)	$(0.07)	$(0.14)

Basic weighted average shares used in computation	587	579	587	579
DILUTED LOSS PER SHARE
Loss from continuing operations	$(0.16)	$(0.16)	$(0.07)	$(0.14)
Discontinued operation	—	—	—	—

Net loss	$(0.16)	$(0.16)	$(0.07)	$(0.14)

Diluted weighted average shares used in computation	587	579	587	579

See Notes to the Consolidated Condensed Financial Statements.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	For the Six Months
	Ended September 30,
	2004	2003
OPERATING ACTIVITIES:
Net loss	$(43)	$(82)
Adjustment to gain on disposal of discontinued operation, net of tax	2	—

Loss from continuing operations	(41)	(82)
Adjustments to reconcile loss from continuing operations to net cash provided by continuing operating activities:
Depreciation and amortization	287	300
Provision for deferred income taxes	(240)	(104)
Non-cash compensation expense related to stock and pension plans	20	5
Gain on sale of assets, net	—	(18)
Changes in operating assets and liabilities:
Decrease in noncurrent installment accounts receivable, net	119	223
(Decrease) increase in deferred subscription revenue (collected) — noncurrent	(57)	35
Decrease in deferred maintenance revenue	(48)	(83)
Decrease in trade and current installment accounts receivable, net	232	196
Decrease in deferred subscription revenue (collected) — current	(147)	(111)
Government investigation settlement	218	—
Restructuring charge	28	—
Changes in other operating assets and liabilities, excluding effects of acquisitions and divestitures	54	(8)

NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES	425	353

INVESTING ACTIVITIES:
Acquisitions of purchased software	(40)	(35)
Settlements of purchase accounting liabilities	(7)	(11)
Purchases of property and equipment, net	(21)	(15)
Proceeds from divestiture of assets	14	18
Purchases of marketable securities, net	(7)	(4)
Increase in capitalized software development costs and other	(30)	(20)

NET CASH USED IN CONTINUING INVESTING ACTIVITIES	(91)	(67)

FINANCING ACTIVITIES:
Debt repayments, net	—	(826)
Dividends paid	(23)	(23)
Exercises of common stock options and other	48	11
Purchases of treasury stock	(11)	(6)

NET CASH PROVIDED BY (USED IN) CONTINUING FINANCING ACTIVITIES	14	(844)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS BEFORE EFFECT OF EXCHANGE RATE CHANGES ON CASH	348	(558)
Effect of exchange rate changes on cash	1	33

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	349	(525)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,793	1,405

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,142	$880

See Notes to the Consolidated Condensed Financial Statements.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

NOTE A — BASIS OF PRESENTATION

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

Operating results for the three and six months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005. For further information, refer to the Company’s Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-K (Form 10-K) for the fiscal year ended March 31, 2004.

ACCPAC Divestiture: In fiscal year 2004, the Company divested its subsidiary, ACCPAC International, Inc. (ACCPAC). As a result, ACCPAC has been classified as a discontinued operation for all periods presented, and its results of operations and cash flow have been reclassified in the Consolidated Condensed Financial Statements. All related footnotes to the Consolidated Condensed Financial Statements have been adjusted to exclude the effect of the operating results of ACCPAC. See Note I, “Divestitures,” for additional information.

Basis of Revenue Recognition: The Company derives revenue from licensing software products, providing customer technical support (referred to as maintenance) and providing professional services, such as consulting and education. The Company licenses to customers the right to use its software products pursuant to software license agreements. Since the Company recognizes subscription revenue from software license agreements evenly (or ratably) over the applicable license agreement term, the timing and amount of such revenue recognized during an accounting period is determined by the license agreement duration and value reflected in each software license agreement. Revenue from sales to distributors, resellers and value-added resellers (VARs) is recognized when those partners sell the software products to their customers. Beginning July 1, 2004, certain sales of products to distributors, resellers and VARs incorporate the right to receive certain unspecified future software products and revenue from those contracts is therefore recognized on a ratable basis. Revenue from professional services arrangements is generally recognized as the services are performed; however, committed professional services arrangements that are sold with software product licenses are recognized on a ratable basis over the life of the software arrangement. For a more detailed description of the Company’s revenue recognition policy, refer to Note 1 to the Consolidated Financial Statements in the Company’s Form 10-K for the fiscal year ended March 31, 2004.

Business Model: Under the Company’s Business Model, which was adopted in October 2000, software license agreements include flexible contractual provisions that, among other things, allow customers to receive unspecified future software products for no additional fee. These agreements combine the right to use the software product with maintenance for the term of the agreement. Under these agreements, once all four of the revenue recognition criteria of Statement of Position (SOP) 97-2, “Software Revenue Recognition,” issued by the American Institute of Certified Public Accountants, are met, the Company is required to recognize revenue ratably over the term of the license agreement. For license agreements signed prior to October 2000 (under the prior business model), once all four of the revenue recognition criteria were met, software license fees were recognized as revenue up-front, and the maintenance fees were deferred and subsequently recognized as revenue over the term of the license. For a detailed description of the Company’s Business Model, refer to Item 1, “Business” in the Company’s Form 10-K for the fiscal year ended March 31, 2004.

Cash Dividends: In June 2004, the Company’s Board of Directors declared a regular, semi-annual cash dividend of $0.04 per share. The dividend totaled approximately $23 million and was paid on July 15, 2004 to stockholders of record as of June 30, 2004.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

In October 2004, the Company’s Board of Directors declared a regular, semi-annual cash dividend of $0.04 per share. The dividend will be paid on January 5, 2005 to stockholders of record as of December 20, 2004.

Statement of Cash Flows: For the six months ended September 30, 2004 and 2003, interest payments were $59 million and $77 million, respectively, and income taxes paid were $53 million and $172 million, respectively.

NOTE B — COMPREHENSIVE LOSS

Comprehensive loss includes unrealized losses on the Company’s available-for-sale securities, net of related tax, and foreign currency translation adjustments. The components of comprehensive loss for the three- and six-month periods ended September 30, 2004 and 2003 are as follows:

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
	(in millions)
Net loss	$(96)	$(90)	$(43)	$(82)
Unrealized gains (losses) on marketable securities, net of tax	1	(1)	(4)	1
Foreign currency translation adjustment	5	10	—	48

Total comprehensive loss	$(90)	$(81)	$(47)	$(33)

NOTE C — NET LOSS PER SHARE

Basic loss per share and diluted loss per share are computed by dividing net loss by the weighted average number of common shares outstanding for the period.

	For the Three		For the Six
	Months Ended		Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in millions, except per share amounts)
Net loss(1)	$(96)	$(90)	$(43)	$(82)

Weighted average shares outstanding and common share equivalents(2)	587	579	587	579
Diluted loss per share	$(0.16)	$(0.16)	$(0.07)	$(0.14)

(1)	If the three- and six-month periods ended September 30, 2004 and 2003 had resulted in net income and had the common share equivalents for the Convertible Senior Notes (27 million shares) issued in March 2002 and the 1.625% Convertible Senior Note (23 million shares) issued in December 2002 (collectively, the Notes) been dilutive, interest expense related to the Notes would have been added back to net income to calculate diluted earnings per share. The related interest expense, net of tax, for the three- and six-month periods ended September 30, 2004 totaled approximately $7 million and $13 million, respectively, and for the three- and six-month periods ended September 30, 2003 totaled approximately $6 million and $13 million, respectively.

(2)	Common share equivalents related to the Notes, stock options and shareholder settlement shares are not included since their effect would be antidilutive. If the three- and six-month periods ended September 30, 2004 and 2003 had resulted in net income and had the common share equivalents for the Notes been dilutive, the common share equivalents would have been added to the weighted average common shares outstanding to calculate diluted earnings per share. The weighted average shares outstanding and common share equivalents for the three- and six-month periods ended September 30, 2004 would have been 642 million, and for the three- and six-month periods ended September 30, 2003 would have been 639 million and 635 million, respectively.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

NOTE D — ACCOUNTING FOR STOCK-BASED COMPENSATION

Prior to April 1, 2003, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations.

Effective April 1, 2003, the Company adopted, on a prospective basis, the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.”

The Company recognizes compensation expense computed under the fair value recognition provisions of SFAS No. 123 related to all stock awards granted after March 31, 2003. The Company recognized pre-tax stock-based compensation in the following line items on the Consolidated Condensed Statements of Operations for the periods indicated:

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
	(in millions)
Cost of professional services	$—	$—	$1	$—
Selling, general, and administrative	7	2	11	2
Product development and enhancements	4	2	8	2

Total	$11	$4	$20	$4

The following table illustrates the pro forma effect on net loss and basic and dilutive loss per share as if the fair value method had been applied to all stock-based employee awards:

	For the Three		For the Six
	Months Ended		Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in millions, except per share amounts)
Net loss, as reported	$(96)	$(90)	$(43)	$(82)
Add:
Stock-based employee compensation expense included in net loss, net of tax	9	2	17	3
Deduct:
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(21)	(23)	(37)	(46)

Pro forma net loss	$(108)	$(111)	$(63)	$(125)

Basic loss per share
As reported	$(0.16)	$(0.16)	$(0.07)	$(0.14)
Pro forma	(0.18)	(0.19)	(0.11)	(0.22)
Diluted loss per share
As reported	$(0.16)	$(0.16)	$(0.07)	$(0.14)
Pro forma	(0.18)	(0.19)	(0.11)	(0.22)

The compensation expense and pro forma net loss are not necessarily indicative of future period amounts.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

Options covering 110,000 shares were granted in the quarter ended September 30, 2004 with a weighted average fair value of $14.09. The weighted average fair value at the date of grant for options granted during the six-month periods ended September 30, 2004 and 2003 was $14.78 and $12.32, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions that were used for option grants in the respective periods are as follows:

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2004	2003*	2004	2003
Dividend yield	0.31%	—	0.30%	0.35%
Expected volatility factor	67%	—	67%	67%
Risk-free interest rate	3.6%	—	3.6%	2.2%
Expected life	4.5	—	4.5	4.5

*	No options were granted during the second quarter of fiscal year 2004

During the three- and six-month periods ended September 30, 2004, the Company issued 361,580 and 414,360 shares of restricted stock, respectively, to certain employees of the Company. The weighted average fair value at the date of grant for the restricted shares issued in the three- and six-month periods ended September 30, 2004 was $23.33 and $23.98, respectively.

The Company maintains a Year 2000 Employee Stock Purchase Plan (the Purchase Plan) for all eligible employees. The estimated fair value of the stock purchase rights under the Purchase Plan for the six-month offer period commencing July 1, 2004 was $6.54. The fair value is estimated on the first date of the offering period using the Black-Scholes option pricing model. The weighted average assumptions that were used in determining the estimated fair value of stock purchase rights under the Purchase Plan are as follows:

For the Six Month Offer
Period Commencing
July 1, 2004
Dividend yield	0.29%
Expected volatility factor	30%
Risk-free interest rate	1.64%
Expected life	0.5

NOTE E — ACCOUNTS RECEIVABLE

Net trade and installment accounts receivable represent financial assets derived from the committed amounts due from customers that have been earned by the Company and consist of the following:

	September 30,	March 31,
	2004	2004
	(in millions)
Current:
Billed accounts receivable	$512	$812
Unbilled amounts due within the next 12 months — Business Model	1,586	1,446
Unbilled amounts due within the next 12 months — prior business model	578	702
Less: Allowance for doubtful accounts	(59)	(64)

Net amounts expected to be collected	2,617	2,896
Less: Unearned revenue — current	(1,918)	(1,947)

Net trade and installment accounts receivable — current	$699	$949

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

	September 30,	March 31,
	2004	2004
	(in millions)
Noncurrent:
Unbilled amounts due beyond the next 12 months — Business Model	$1,390	$1,107
Unbilled amounts due beyond the next 12 months — prior business model	923	1,104
Less: Allowance for doubtful accounts	(44)	(52)

Net amounts expected to be collected	2,269	2,159
Less: Unearned revenue — noncurrent	(1,568)	(1,339)

Net installment accounts receivable — noncurrent	$701	$820

The components of unearned revenue consist of the following:

	September 30,	March 31,
	2004	2004
	(in millions)
Current:
Unamortized discounts	$101	$113
Unearned maintenance	86	104
Deferred subscription revenue (uncollected)	1,094	903
Noncurrent deferred subscription revenue (uncollected) associated with amounts to be billed within the next 12 months	602	800
Unearned professional services	35	27

	$1,918	$1,947

Noncurrent:
Unamortized discounts	$106	$141
Unearned maintenance	72	91
Deferred subscription revenue (uncollected)	1,390	1,107

	$1,568	$1,339

NOTE F — IDENTIFIED INTANGIBLE ASSETS

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

	At September 30, 2004
	Gross	Accumulated	Net
	Assets	Amortization	Assets
	(in millions)
Capitalized software:
Purchased	$4,576	$3,694	$882
Internally developed	455	309	146
Other identified intangible assets	370	194	176

Total	$5,401	$4,197	$1,204

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

	At March 31, 2004
	Gross	Accumulated	Net
	Assets	Amortization	Assets
	(in millions)
Capitalized software:
Purchased	$4,536	$3,491	$1,045
Internally developed	424	289	135
Other identified intangible assets	370	175	195

Total	$5,330	$3,955	$1,375

In connection with the acquisition of PestPatrol in August 2004, the Company recognized approximately $40 million in purchased software. See Note J, “Acquisitions,” for additional information.

For the second quarters of fiscal years 2005 and 2004, amortization of capitalized software costs was $111 million and $117 million, respectively. Amortization of other identified intangible assets was $10 million in both quarters.

For the first six months of fiscal years 2005 and 2004, amortization of capitalized software costs was $223 million and $233 million, respectively, and amortization of other identified intangible assets was $20 million in both six-month periods.

Based on the identified intangible assets recorded through September 30, 2004, annual amortization expense is expected to be as follows:

	Year Ended March 31,
	2005	2006	2007	2008	2009	2010
	(in millions)
Capitalized software:
Purchased	$403	$382	$267	$18	$12	$3
Internally developed	41	42	34	24	16	8
Other	39	39	23	23	23	23

Total	$483	$463	$324	$65	$51	$34

NOTE G — OTHER GAINS/LOSSES, NET

The components of “Other gains/losses, net” are as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in millions)
Gain attributable to sale of fixed assets	$—	$—	$—	$(18)
(Gains) losses attributable to fluctuations in foreign currency exchange rates	(1)	—	2	14
Losses attributable to legal settlements	1	20	1	28

	$—	$20	$3	$24

NOTE H — RECLASSIFICATIONS

Certain prior period balances have been reclassified to conform to the current period presentation.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

Approximately $8 million of deferred maintenance revenue at March 31, 2004, related to the Company’s indirect business (distributors, resellers, and VARs), has been reclassified from “Billed accounts receivable,” a component of “Trade and installment accounts receivable, net” to “Deferred maintenance revenue” on the Consolidated Condensed Balance Sheet to conform to the September 30, 2004 presentation.

NOTE I — DIVESTITURES

In March 2004, the Company sold its approximate 90% interest in ACCPAC to The Sage Group, plc. The Company’s net proceeds totaled $104 million for all of the outstanding equity interests of ACCPAC. The Company received approximately $90 million of the net proceeds in fiscal year 2004 and the remainder in the first quarter of fiscal year 2005. The sale completes the Company’s multi-year effort to exit the business applications market. Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of ACCPAC have been recorded as discontinued operations for all periods presented. The operating results of the ACCPAC discontinued operation are summarized as follows:

	For the Three	For the Six
	Months Ended	Months Ended
	September 30,	September 30,
	2003	2003
	(in millions)
Software fees and other	$12	$24
Maintenance	13	25

Total revenue	$25	$49
Pre-tax income from discontinued operation	$—	$—
Net income from discontinued operation	$—	$—

In the fourth quarter of fiscal year 2004, the Company recorded a gain on the disposition of ACCPAC of $60 million, net of tax. In the second quarter of fiscal year 2005, the Company recorded an adjustment to the gain on disposal of $2 million, net of tax.

NOTE J — ACQUISITIONS

During the second quarter of fiscal year 2005, the Company acquired PestPatrol, a privately held provider of anti-spyware solutions for approximately $40 million. This acquisition, which was integrated into the Company’s eTrust Threat Management software product portfolio, did not have a material impact on the Company’s financial results for either the three- or six-month periods ended September 30, 2004.

The Company acquired several businesses prior to fiscal year 2000. The Company did not complete any acquisitions between March 2000 and June 2004 that generated additional acquisition-related liabilities. Refer to Note N, “Subsequent Event,” for additional information on the Company’s proposed acquisition of Netegrity, Inc. (Netegrity). Accrued acquisition-related costs and changes in these accruals were as follows:

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

	Duplicate
	Facilities &	Employee
	Other Costs	Costs
	(in millions)
Balance at March 31, 2003	$74	$23
Settlements	(10)	(9)
Adjustments	(6)	(2)

Balance at March 31, 2004	$58	$12
Settlements	(3)	(4)

Balance at September 30, 2004	$55	$8

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

NOTE K —— RESTRUCTURING PLAN

In September 2004, the Company announced a restructuring plan to more closely align its resources with strategic growth opportunities. The plan includes a workforce reduction of approximately five percent or 800 positions worldwide. The Company anticipates the total restructuring plan will cost approximately $40 million related to severance and associated benefits. Approximately $28 million of these costs were incurred in the second quarter of fiscal year 2005, with the remaining amount expected to be incurred by the end of the fiscal year or shortly thereafter. The liability balance is included in “Accrued expenses and other current liabilities” on the Consolidated Condensed Balance Sheets.

NOTE L — CONTINGENCIES

Stockholder Class Action and Derivative Lawsuits Filed Prior to 2004
The Company, its former Chairman and CEO Charles B. Wang, its former Chairman and CEO Sanjay Kumar, and its Executive Vice President Russell M. Artzt were defendants in a number of stockholder class action lawsuits, the first of which was filed July 23, 1998, alleging that a class consisting of all persons who purchased the Company’s Common Stock during the period from January 20, 1998 until July 22, 1998 were harmed by misleading statements, misrepresentations, and omissions regarding the Company’s future financial performance. These cases, which sought monetary damages, were consolidated into a single action in the United States District Court for the Eastern District of New York (the “Federal Court”), the proposed class was certified, and discovery was completed. Additionally, in February and March 2002, a number of stockholder lawsuits were filed in the Federal Court against the Company and Messrs. Wang, Kumar, Ira H. Zar, the Company’s former Chief Financial Officer, and in one instance, Mr. Artzt. The lawsuits generally alleged, among other things, that the Company made misleading statements of material fact or omitted to state material facts necessary in order to make the statements, in light of the circumstances under which they were made, not misleading in connection with the Company’s financial performance. Each of the named individual plaintiffs in the 2002 lawsuits sought to represent a class consisting of purchasers of the Company’s Common Stock and call options and sellers of put options for the period from May 28, 1999, through February 25, 2002. The 2002 cases were consolidated, and the Company’s former independent auditor, Ernst & Young LLP, was named as a defendant. In addition, in May 2003, a class action lawsuit captioned John A. Ambler v. Computer Associates International, Inc., et al. was filed in the Federal Court. The complaint in this matter, a purported class action on behalf of the Computer Associates Savings Harvest

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

Plan (the CASH Plan) and the participants and beneficiaries of the CASH Plan for a class period running from March 30, 1998, through May 30, 2003, asserted claims of breach of fiduciary duty under ERISA, the federal Employee Retirement Income Security Act. The named defendants were the Company, the Company’s Board of Directors, the CASH Plan, the Administrative Committee of the CASH Plan, and the following current or former employees and/or directors of the Company: Charles B. Wang; Sanjay Kumar; Ira Zar; Russell M. Artzt; Peter A. Schwartz; Charles P. McWade; and various unidentified alleged fiduciaries of the CASH Plan. The complaint alleged that the defendants breached their fiduciary duties by causing the CASH Plan to invest in Company securities and sought damages in an unspecified amount.

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

On August 25, 2003, the Company announced the settlement of all outstanding litigation related to the above-referenced stockholder and derivative actions as well as the settlement of an additional derivative action filed in the Federal Court in connection with the settlement. Following the approval of the Federal Court, which was granted in December 2003, the Company agreed to issue a total of up to 5.7 million shares of Common Stock to the shareholders represented in the three class action lawsuits, including payment of attorneys’ fees. The settlement provides that if the Company’s share price is below $23.43 per share at the time of distribution, up to 2.2 million of the 5.7 million shares will be payable in cash at that price — or approximately $52 million in cash. In that case, the stock portion of the settlement would be reduced to no less than 3.5 million shares. In January 2004, approximately 1.6 million settlement shares were issued along with approximately $3.3 million to the plaintiffs’ attorneys for attorney fees and related expenses. In March 2004, approximately 0.2 million settlement shares were issued to participants and beneficiaries of the CASH Plan. On October 8, 2004, the Federal Court signed an order approving the distribution of the remaining 3.8 million settlement shares, less administrative expenses. The Company anticipates that the distribution will take place in November or December 2004. In settling the derivative suit, the Company committed to maintain certain corporate governance practices. Under the settlement, the Company and the individual defendants were released from any potential claim by shareholders relating to accounting-related or other public statements made by the Company or its agents from January 1998 through February 2002 (and from January 1998 through May 2003 in the case of the employee ERISA action), and the individual defendants were released from any potential claim by the Company or its shareholders relating to the same matters. Ernst & Young LLP is not a party to the settlement. The settlement was reviewed by the independent directors who chair the Corporate Governance, Audit, and Compensation and Human Resource Committees of the Board of Directors as well as by all non-interested, independent directors who were not named in any of the suits. It was also approved by the Board’s independent directors as a whole.

On October 5, 2004, the Company was served with a motion to vacate the Order of Final Judgment and Dismissal entered by the Federal Court in December 2003 in connection with the settlement of the derivative action. The motion seeks to void the releases of liability that were granted to the individual defendants under the settlement.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

The Government Investigation
In 2002, the United States Attorney’s Office for the Eastern District of New York (USAO) and the staff of the Northeast Regional Office of the SEC commenced an investigation concerning certain of the Company’s past accounting practices, including the Company’s revenue recognition procedures in periods prior to the adoption of the Company’s Business Model in October 2000.

In response to the investigation described above, the Board of Directors authorized the Audit Committee to conduct an independent investigation into the timing of revenue recognition by the Company. On October 8, 2003, the Company reported that the ongoing investigation by the Audit Committee had preliminarily found that revenues were prematurely recognized in the fiscal year ended March 31, 2000, and that a number of software license agreements appeared to have been signed after the end of the quarter in which revenues associated with such software license agreements had been recognized in that fiscal year. Those revenues, as the Audit Committee found, should have been recognized in the quarter in which the software license agreements were signed. Those preliminary findings were reported to government investigators.

Following the Audit Committee’s preliminary report and at its recommendation, the Company asked for and received the resignations of four executives who oversaw the relevant financial operations during the period in question, including the Company’s then Chief Financial Officer, Ira Zar. On January 22, 2004, one of these individuals pleaded guilty to federal criminal charges of conspiracy to obstruct justice in connection with the ongoing joint investigation. On April 8, 2004, Mr. Zar and two other executives pleaded guilty to charges of conspiracy to obstruct justice and conspiracy to commit securities fraud in connection with the investigation, and Mr. Zar also pleaded guilty to committing securities fraud. The SEC filed related actions against each of the four executives alleging that they participated in a widespread practice that resulted in the improper recognition of revenue by the Company. Without admitting or denying the allegations in the complaints, Mr. Zar and two other executives each consented to a permanent injunction against violating, or aiding and abetting violations of, the securities laws, and also to a permanent bar from serving as an officer or director of a publicly held company. Litigation against the four executives with respect to the SEC’s claims for disgorgement and penalties is continuing.

A number of other employees, primarily in the Company’s legal and finance departments, were terminated or resigned as a result of matters under investigation by the Audit Committee, including Steven Woghin, the Company’s former General Counsel. Stephen Richards, the Company’s former Executive Vice President of Sales, resigned from his position and was relieved of all duties in April 2004, and left the Company at the end of June 2004. Additionally, on April 21, 2004, Sanjay Kumar resigned as Chairman, a director and Chief Executive Officer of the Company, and assumed the role of Chief Software Architect. Thereafter, Mr. Kumar resigned from the Company effective June 30, 2004.

In April 2004, the Audit Committee completed its investigation and determined that the Company should restate certain financial data to properly reflect the timing of the recognition of license revenue for the Company’s fiscal years ended March 31, 2001 and 2000. The Audit Committee believes that the Company’s financial statements under its current Business Model are unaffected by the improper accounting practices that were in place prior to the adoption of the Business Model in October 2000 and that had resulted in the restatement, and that the historical issues it had identified in the course of its independent investigation concerned the premature recognition of revenue. The Company continues to implement and consider additional remedial actions it deems necessary.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

On September 22, 2004, the Company reached agreements with the USAO and the SEC by entering into a Deferred Prosecution Agreement (DPA) with the USAO and the SEC’s filing of a Final Consent Judgment in the Federal Court. The Federal Court approved the DPA on September 22, 2004 and entered the Final Consent Judgment on September 28, 2004. The agreements resolve the USAO and SEC investigations into certain of the Company’s past accounting practices, including its revenue recognition policies and procedures, and obstruction of their investigations.

Pursuant to the DPA, the Company has agreed to establish a $225 million fund for purposes of restitution to current and former stockholders of the Company, with $75 million to be paid within 30 days of the date of approval of the DPA by the Court, $75 million to be paid within one year after the approval date and $75 million to be paid within 18 months after the approval date. These funds are to be distributed by a Fund Administrator, proposed by the Company and approved by the USAO under a process commencing within 30 days of the date of approval of the DPA by the Court, pursuant to the Fund Administrator’s “Restitution Plan,” to be approved by the USAO and the Court under a process to commence within six months after the Fund Administrator’s appointment. The payment of these restitution funds is in addition to the amounts, payable in Company’s shares and/or cash, that the Company has previously agreed to provide current and former stockholders in settlement of certain private litigation in August 2003 (see “Stockholder Class Action and Derivative Lawsuits Filed Prior to 2004”). The Company has also agreed, among other things, to take the following actions by December 31, 2005: (1) adding a minimum of two new independent directors to its Board of Directors; (2) establishing a Compliance Committee of the Board of Directors; (3) implementing an enhanced compliance and ethics program, including appointing a Chief Compliance Officer; and (4) reorganizing its Finance and Internal Audit Departments. Under the DPA and the Final Consent Judgment, the Company has further agreed to appoint an Independent Examiner to examine the Company’s practices for the recognition of software license revenue, its ethics and compliance policies and other matters. The Independent Examiner will also review the Company’s compliance with the DPA and will report its findings and recommendations to the USAO, SEC and Board of Directors within six months after appointment and quarterly thereafter. The Independent Examiner must be approved by the USAO, the SEC and the Court, and will serve for a term of 18 months after appointment, subject to extension by the USAO and SEC.

Pursuant to the DPA, the USAO will defer and subsequently dismiss prosecution of a two-count information filed against the Company charging it with committing securities fraud and obstruction of justice if the Company abides by the terms of the DPA, which currently is set to expire on March 22, 2006, but which may be extended under certain circumstances, as more fully described in the DPA. Pursuant to the Final Consent Judgment with the SEC, the Company is permanently enjoined from violating Section 17(a) of the Securities Act of 1933 (the Securities Act), Sections 10(b), 13(a) and 13(b)(2) of the Securities Exchange Act of 1934 (the Exchange Act) and Rules 10b-5, 12b-20, 13a-1 and 13a-13 under the Exchange Act. Pursuant to the DPA, the Company has also agreed to comply in the future with federal criminal laws, including securities laws. In addition, the Company has agreed not to make any public statement, in litigation or otherwise, contradicting its acceptance of responsibility for the accounting and other matters that are the subject of the investigations, or the related allegations by the USAO, as set forth in the DPA.

Under the DPA and the Final Consent Judgment, the Company also is required to cooperate fully with the USAO and SEC concerning their ongoing investigations into the misconduct of former employees of the Company. The Company has also agreed to fully support efforts by the USAO and SEC to obtain disgorgement of compensation from any present or former officer of the Company who engaged in any improper conduct while employed at the Company.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

After the Independent Examiner’s term expires, the USAO will seek to dismiss its charges against the Company. However, the Company shall be subject to prosecution at any time if the USAO determines that the Company has deliberately given materially false, incomplete or misleading information pursuant to the DPA, has committed any federal crime after the date of the DPA or has knowingly, intentionally and materially violated any provision of the DPA (including any of those described above). Also, as indicated above, the USAO and SEC may require that the term of the DPA be extended beyond 18 months.

Also on September 22, 2004, Steven Woghin, the Company’s former General Counsel, pled guilty to conspiracy to commit securities fraud and obstruction of justice under a two-count information filed against him by the USAO. The SEC also filed a complaint against Mr. Woghin alleging that he violated Section 17(a) of the Securities Act, Sections 10(b) and 13(b)(5) of the Exchange Act, and Rules 10(b)-5 and 13b2-1 thereunder. The complaint further alleged that under Section 20(e) of the Exchange Act, Mr. Woghin aided and abetted the Company’s violations of Sections 10(b), 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. Mr. Woghin consented to a partial judgment imposing a permanent injunction against him from committing such violations in the future and a permanent bar from being an officer or director of a public company. The SEC’s claims for disgorgement and civil penalties against Mr. Woghin are pending.

Additionally on September 22, 2004, the SEC filed complaints against Sanjay Kumar and Stephen Richards alleging that they violated Section 17(a) of the Securities Act, Sections 10(b) and 13(b)(5) of the Exchange Act, and Rules 10(b)-5 and 13b2-1 thereunder. The complaints further alleged that under Section 20(e) of the Exchange Act, Messrs. Kumar and Richards aided and abetted the Company’s violations of Sections 10(b), 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder.

On September 23, 2004, the USAO filed a ten-count indictment charging Messrs. Kumar and Richards with conspiracy to commit securities fraud and wire fraud, committing securities fraud, filing false SEC filings, conspiracy to obstruct justice and obstruction of justice. Additionally, Mr. Kumar was charged with one count of making false statements to an agent of the Federal Bureau of Investigation and Mr. Richards was charged with one count of perjury in connection with sworn testimony before the SEC.

The Company continues to cooperate with the USAO and the staff of the SEC in connection with their ongoing investigation of individuals who were involved in the Company’s past accounting improprieties. The Company’s Board of Directors is continuing to review the matter of compensation paid or due to individuals subject to the investigation, and possibly other persons. Following the completion of this review, the Board will take such action as it deems in the best interests of the Company and its stockholders.

Derivative Actions Filed in 2004
In June 2004, a purported derivative action was filed in the Federal Court by Ranger Governance Ltd. against the following current or former employees and/or directors of the Company: Charles B. Wang; Sanjay Kumar; Russell M. Artzt; Ira H. Zar; Lloyd Silverstein; David Rivard; David Kaplan; Gary Quinn; Stephen Richards; Michael McElroy; Charles P. McWade; and Peter A. Schwartz. The Company was named as a nominal defendant in the litigation. The action alleges violations of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act) against Messrs. Kumar and Zar; breach of duty under the faithless servant and unjust enrichment doctrines against Messrs. Wang, Kumar, Silverstein, Rivard and Kaplan; and breach of fiduciary duty, gross negligence, corporate waste, fraud and conspiracy on the part of all the individual defendants in connection with their alleged receipt of unjust compensation and misrepresentations and omissions contained in the Company’s financial statements for fiscal years 1998 through 2003. The complaint seeks recovery of all bonuses and other incentive-based or equity-based compensation and profits allegedly realized from the

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

sale of Common Stock of the Company by Messrs. Kumar and Zar during the 12-month periods prior to the filing of the Company’s financial reports for the fourth quarter of fiscal 2002 through the fourth quarter of fiscal 2003, and reimbursement of compensation earned by all the individual defendants from at least January 1, 1998 to June 29, 2004, as well as other unspecified damages allegedly sustained by the Company. Additionally, the complaint also seeks an accounting of the losses sustained by the Company as a result of the defendants’ actions.

On August 9, 2004, a petition was filed by Sam Wyly and Ranger Governance, Ltd. against the Company in the District Court of Dallas County, Texas, seeking to obtain a declaratory judgment that plaintiffs did not breach two separation agreements they entered into with the Company in 2002 under which plaintiffs agreed to forgo proxy challenges for a period of five years in exchange for the Company’s agreement to undertake certain corporate governance reforms. Plaintiffs seek to obtain this declaratory judgment in order to commence a derivative suit on behalf of the Company. On September 3, 2004, the Company filed an answer to the petition and on September 10, 2004, the Company filed a notice of removal seeking to remove the action to federal court (where the action is currently pending).

In July 2004, two purported derivative actions were filed in the Federal Court against the following current or former employees and/or directors of the Company: Charles Wang; Sanjay Kumar; Ira H. Zar; David Kaplan; David Rivard; Lloyd Silverstein; Russell Artzt; Alfonse D’Amato; Gary Quinn; Stephen Richards; Michael A. McElroy; Charles P. McWade; Peter A. Schwartz; Gary Fernandes; Robert E. La Blanc; Lewis S. Ranieri; Jay W. Lorsch; Walter P. Schuetze; Alex Serge Vieux; Willem deVogel; Shirley Kenny; and Ernst & Young LLP. The Company is named as a nominal defendant. The lawsuits allege a claim against the defendants seeking injunctive and other relief for violations of Section 14(a) of the Exchange Act and Rule 14 promulgated thereunder for alleged false and material misstatements made in the Company’s proxy statements issued from 1998 through 2003 concerning the election of the Company’s Board of Directors, and describing the Company’s compensation, incentive and employee benefit plans. The lawsuits also allege breach of fiduciary duty and gross mismanagement on the part of Messrs. Artzt, D’Amato, Fernandes, La Blanc, Vieux, Lorsch, deVogel, and Ranieri and Ms. Kenny, as well as breach of fiduciary duty by Messrs. DeVogel, D’Amato, Ranieri and Schuetze and Ms. Kenny, all former or current members of the Audit Committee of the Company’s Board. The lawsuits also seek unspecified damages against Ernst & Young LLP, for breach of fiduciary duty and the duty of reasonable care, as well as contribution and indemnity under Section 14(a) of the Exchange Act. The complaints request restitution and rescission of the compensation earned under the Company’s executive compensation plan by Messrs. Wang, Kumar, Zar, Kaplan, Rivard, Silverstein, Artzt, Quinn, Richards, McElroy and McWade, and punitive damages against all of the defendants. Additionally, pursuant to Section 304 of the Sarbanes-Oxley Act, the complaints seek reimbursement of bonus or other incentive-based equity compensation received by defendants Kumar and Zar, as well as alleged profits realized from their sale of securities issued by the Company during the time periods they served as the Chief Executive Officer and Chief Financial Officer of the Company, respectively.

In September 2004, the parties to the derivative actions filed in June and July 2004 agreed to consolidate the actions as described under the terms of a proposed consolidation order, which was submitted on October 14, 2004 in the form of a stipulation for signature by the court. Under the proposed consolidation order, the three derivative actions would be consolidated into one action and plaintiffs must file a consolidated complaint within forty-five days following entry of the order by the Court.

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

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

Other Civil Actions
In June 2004, a lawsuit captioned Scienton Technologies, Inc. et al. v. Computer Associates International, Inc., was filed in the Federal Court. The complaint seeks monetary damages based upon claims for, among other things, breaches of contract, misappropriation of trade secrets, and unfair competition. The Company’s investigation of this matter is in its early stages. Although the ultimate outcome cannot be determined, the Company believes that the claims are unfounded and that the Company has meritorious defenses. In the opinion of management, the resolution of this lawsuit is not expected to have a material adverse effect on the financial position of the Company.

In September 2004, two complaints to compel production of the Company’s books and records, including files that have been produced by the Company to the USAO and SEC in the course of their joint investigation of the Company’s accounting practices, were filed by two shareholders of the Company in Delaware Chancery Court pursuant to Section 220 of the Delaware General Corporation Law. The first complaint was filed on September 15, 2004, after the Company denied the shareholder access to some of the files requested in her initial demand, in particular files that had been produced by the Company to the USAO and SEC during the course of their joint investigation. The first complaint concerns the inspection of certain Company documents to determine whether the Company has been involved in obstructing the joint investigation by the USAO and SEC and whether certain Company employees have breached their fiduciary duties to the Company and wasted corporate assets, including Sanjay Kumar, Charles Wang, Ira H. Zar, Lloyd Silverstein, Steven M. Woghin, Stephen Richards, Russell Artzt, Kenneth Cron, Alfonse D’Amato, Robert La Blanc, Lewis S. Ranieri, Jay Lorsch, Walter Schuetze, Alex Serge Vieux, Gary Fernandes, Willem de Vogel, Shirley Strum Kenny, Richard Grasso and Irving Goldstein. The second complaint, filed on September 21, 2004, concerns the inspection of documents related to Mr. Kumar’s compensation and the independence and ability of the Company’s Board of Directors to sue for return of that compensation. The Company filed answers to these complaints on October 15, 2004.

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

NOTE M — INCOME TAXES

The income tax benefit from continuing operations for the three- and six-month periods ended September 30, 2004 includes a one-time $26 million tax benefit attributable to a refund claim originally made for additional tax benefits associated with prior fiscal years. The Company received a letter from the Internal Revenue Service approving the claim for this refund in September 2004.

NOTE N — SUBSEQUENT EVENT

In October 2004, the Company announced that it had entered into a definitive agreement to acquire Netegrity, a leading provider of security software solutions in the areas of access and identity management, in an all cash transaction valued at approximately $430 million, or approximately $340 million net of the cash and marketable securities to be acquired. It is anticipated that the majority of Netegrity’s approximately 400 employees will become employees of the Company.

The acquisition is subject to regulatory approvals and the approval of Netegrity’s shareholders and is expected to be completed by January 2005. Stockholders beneficially owning approximately 12 percent of Netegrity’s shares have executed voting agreements pursuant to which they have agreed to vote in favor of the transaction.

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

QUARTERLY UPDATE

•	In August 2004, we acquired PestPatrol, a privately held provider of anti-spyware solutions, in an all-cash transaction. The products acquired in this transaction were integrated into the Company’s eTrust Threat Management software product portfolio. This portfolio protects organizations from diverse Internet dangers such as viruses, spam, and inappropriate use of the Web by employees. The acquisition did not have a material impact on our financial results for either the three- or six-month periods ended September 30, 2004.

•	In September 2004, we reached agreements with the Department of Justice and the Securities and Exchange Commission in connection with improper recognition of revenue and related reporting practices during the period January 1, 1998 through September 30, 2000, and the actions of former employees to impede the investigation. Under the related deferred prosecution agreement, we have agreed, among other things, to 1) establish a restitution fund of $225 million to compensate present and former Company shareholders for losses caused by the misconduct of certain former Company executives; 2) provide active assistance to government investigators — including legal and accounting aid — to obtain disgorgement of compensation from any present or former Company officer or employee who engaged in any improper conduct while employed at the Company; 3) take steps to strengthen the Company’s corporate governance, management team, and financial reporting and processes and enhance the Company’s compliance and ethics training; and 4) adhere to relevant provisions of securities laws and continue to cooperate with the government. Refer to Part II, Item 1, “Legal Proceedings” for additional information.

•	In September 2004, we announced a restructuring plan to more closely align our resources with strategic growth opportunities. The plan includes a workforce reduction of approximately five percent, or 800 positions worldwide. The plan is expected to yield approximately $70 million in savings on an annualized basis once the reductions are fully implemented. We anticipate severance and associated benefits will cost approximately $40 million, or $0.04 per fully diluted common share. Approximately $28 million of these costs were incurred in the second quarter of fiscal year 2005, with the remaining amount expected to be incurred by the end of the fiscal year or shortly thereafter.

•	In October 2004, we entered into a definitive agreement to acquire Netegrity, Inc. (Netegrity), a leading provider of security software solutions in the area of access and identity management, in an all cash transaction valued at approximately $430 million or approximately $340 million net of the cash and marketable securities to be acquired. The acquisition is subject to regulatory and Netegrity’s shareholders approval and is expected to be completed by January 2005. We expect the acquisition to be neutral to earnings in fiscal 2005 and slightly accretive to earnings in fiscal 2006.

PERFORMANCE INDICATORS

Management uses several quantitative performance indicators to assess our financial results and condition. Each provides a measurement of the performance of our Business Model and how well we are executing our plan.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Our subscription-based Business Model is unique among our competitors in the software industry, and it may therefore be difficult to compare our results for many of our performance indicators with those of our competitors. The following is a summary of the principal quantitative performance indicators that management uses to review performance:

	For the Three Months
	Ended September 30,			Percent
	2004	2003	Change	Change
	(dollars in millions)
Subscription revenue	$592	$473	$119	25%
Total revenue	$855	$803	$52	6%
Subscription revenue as a percent of total revenue	69%	59%	10%	17%
New deferred subscription revenue (direct)	$649	$405	$244	60%
New deferred subscription revenue (indirect)	$41	N/A	N/A	N/A
Weighted average license agreement duration in years	2.90	2.70	0.20	7%
Cash from continuing operating activities	$152	$184	$(32)	(17%)
Loss from continuing operations	$(96)	$(90)	$(6)	7%

	For the Six Months
	Ended September 30,			Percent
	2004	2003	Change	Change
	(dollars in millions)
Subscription revenue	$1,161	$920	$241	26%
Total revenue	$1,715	$1,589	$126	8%
Subscription revenue as a percent of total revenue	68%	58%	10%	17%
New deferred subscription revenue (direct)	$1,179	$792	$387	49%
New deferred subscription revenue (indirect)	$41	N/A	N/A	N/A
Weighted average license agreement duration in years	2.83	2.80	0.03	1%
Cash from continuing operating activities	$425	$353	$72	20%
Loss from continuing operations	$(43)	$(82)	$39	(48%)

	Sept. 30,	March 31,		Percent
	2004	2004	Change	Change
	(dollars in millions)
Total cash, cash equivalents, and marketable securities	$2,252	$1,902	$350	18%
Total debt	$2,300	$2,300	$—	—

Analyses of our performance indicators, including general trends, can be found in the “Results of Operations” and “Liquidity and Capital Resources” sections of this MD&A. The performance indicators which we believe are unique among our competitors are discussed below.

Subscription Revenue — Subscription revenue is the ratable revenue recognized in a period from amounts previously recorded as deferred subscription revenue. The larger the ratio of subscription revenue to total revenue, the more predictable our revenue streams become. If the weighted average life of our license agreements remains constant, an increase in deferred subscription revenue will result in an increase in subscription revenue. Since we expect an increase in deferred subscription revenue for the remainder of fiscal year 2005, we also expect subscription revenue to continue to increase for that period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

New Deferred Subscription Revenue — Since introducing the Business Model in October 2000, new deferred subscription revenue has represented the total undiscounted incremental value (contract value) of subscription software licenses sold in the current period by our direct sales force. In the second quarter of fiscal year 2005, we began offering more flexible license terms to our channel partners, necessitating ratable recognition of revenue for the majority of our indirect business. Prior to July 1, 2004, such channel license revenue had been recorded on a sell-through basis and reported on the “Software fees and other” line item on the Consolidated Condensed Statements of Operations. New deferred subscription revenue excludes the value associated with maintenance-only license agreements, license-only indirect sales, and professional services arrangements. New deferred subscription revenue is what we expect to collect over time from our customers. This amount is recognized as subscription revenue ratably over the applicable software license term. The license agreements that contribute to new deferred subscription revenue represent binding payment commitments by customers over periods generally up to three years. New deferred subscription revenue is sometimes referred to as “bookings” and is used by management as a gauge of the level of activity in a particular quarter. Our bookings typically increase in each consecutive fiscal quarter, with the fourth quarter being the strongest.

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

Weighted Average License Agreement Duration in Years — The weighted average license agreement duration in years reflects the duration of all software licenses executed during a period, weighted to reflect the contract value of each individual software license.

RESULTS OF OPERATIONS

The following table presents the percentage of total revenue and the percentage of period-over-period dollar change for the revenue line items on our Consolidated Condensed Statements of Operations for the three- and six-month periods ended September 30, 2004 and 2003. These comparisons of financial results are not necessarily indicative of future results.

	For the Three Months			For the Six Months
	Ended September 30,			Ended September 30,
	Percentage		Percentage	Percentage		Percentage
	of		of	of		of
	Total		Dollar	Total		Dollar
	Revenue		Change	Revenue		Change
			2004/			2004/
	2004	2003	2003	2004	2003	2003
Revenue
Subscription revenue	69%	59%	25%	68%	58%	26%
Software fees and other	7%	9%	(29%)	7%	9%	(9%)
Maintenance	14%	19%	(19%)	14%	20%	(19%)
Financing fees	3%	6%	(43%)	4%	6%	(41%)
Professional services	7%	7%	7%	7%	7%	—
Total revenue	100%	100%	6%	100%	100%	8%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Revenue:

Total Revenue
Total revenue for the quarter ended September 30, 2004 increased $52 million, or 6% from the prior year comparable quarter, to $855 million. The increase was partially a result of the transition to the Business Model, which contributed additional subscription revenue from the prior fiscal year period. In addition, there was a positive impact to revenue of approximately $25 million due to fluctuations in foreign currency rates; as our international contracts are denominated in local currencies, the strengthening of both the euro and the British pound against the U.S. dollar positively impacted our revenue. These increases were partially offset by a decrease in maintenance and financing fees resulting from how these items are accounted for under the Business Model. The recognition of maintenance and financing fees under our Business Model is described further under “Subscription Revenue” in this MD&A. Our revenues were further negatively impacted by the fact that revenue from certain contracts in our channel business is now recognized ratably. Thus, the majority of the revenue under these agreements is recorded as New Deferred Subscription Revenue, which is amortized into Subscription Revenue over their respective terms.

Total revenue for the six months ended September 30, 2004 increased $126 million, or 8%, from the prior year comparable period to $1.715 billion. Similar to the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003, the increase was primarily a result of the transition to the Business Model, which contributed additional subscription revenue from the prior fiscal year period. In addition, there was a positive impact to revenue of approximately $48 million due to fluctuations in foreign currency rates resulting from the strengthening of both the euro and the British pound against the U.S. dollar.

Subscription Revenue
Subscription revenue for the quarter ended September 30, 2004 increased $119 million, or 25%, from the comparable prior year quarter, to $592 million. The increase was primarily due to the increase in new deferred subscription revenue in previous periods. For the quarters ended September 30, 2004 and 2003, we added new deferred subscription revenue (direct) of $649 million and $405 million, respectively. Licenses executed under our Business Model in the quarters ended September 30, 2004 and 2003 had weighted average durations of 2.90 and 2.70 years, respectively. Annualized deferred subscription revenue (direct) represents the total value of all new software license agreements signed during a period divided by the weighted average duration of all such license agreements recorded during the same period. Annualized deferred subscription revenue increased approximately $74 million, or 49%, for the quarter ended September 30, 2004 over the comparable prior year quarter to $224 million. We recorded $41 million of new deferred subscription revenue (indirect) for the quarter ended September 30, 2004 related to our indirect business. Subscription revenue was further increased as a result of how we record maintenance revenue under our Business Model as described below.

Subscription revenue for the six months ended September 30, 2004 increased $241 million, or 26%, from the comparable prior year period to $1.161 billion. The increase for the six month period is attributable to the same factors as described above for the second quarter increase. Annualized deferred subscription revenue (direct) increased approximately $131 million, or 46%, for the six month period ended September 30, 2004 over the comparable prior year period to approximately $417 million.

Under the prior business model, maintenance revenue was separately identified and was reported on the “Maintenance” line item on the Consolidated Condensed Statements of Operations. Under the Business Model, maintenance that is bundled with product sales and not separately identified in our customers’ license agreements is included on the “Subscription revenue” line item on the Consolidated Condensed Statements of Operations. Under the prior business model, finance revenue was separately identified on the Consolidated Condensed Statements of Operations. Under the Business Model, financing fees are no longer applicable and the entire contract value is now recognized as subscription revenue over the term of the contract. The quantification of the impact that each of these factors had on the increase in subscription revenue is not determinable.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Software Fees and Other
Software fees and other revenue primarily consists of royalties and revenue related to distribution and original equipment manufacturer (OEM) partners that has been recorded on a sell-through basis. Revenue related to distribution partners and OEMs is sometimes referred to as “indirect” or “channel” revenue. Software fees and other revenue for the second quarter of fiscal year 2005 decreased $22 million, or 29%, from the comparable prior year quarter to $53 million. In the second quarter of fiscal year 2005, we began offering more flexible license terms to our channel partners, which necessitates the deferral of revenue for the majority of our channel business. The ratable recognition of this deferred revenue is reflected on the “Subscription revenue” line item on the Consolidated Condensed Statements of Operations. The Company experienced a 20% increase in the dollar amount of indirect license contract bookings in the second quarter of fiscal year 2005 as compared with the second quarter of the prior fiscal year. The increase was offset by $41 million in new deferred subscription revenue related to the channel business that will be deferred and recognized ratably as “Subscription revenue” over the term of the applicable software license. In addition, $7 million of maintenance was deferred, which will be amortized into revenue over the term of the arrangement on the “Maintenance” line item on the Consolidated Condensed Statements of Operations. Software fees and other also includes an approximate $10 million benefit associated with the resolution in the second quarter of fiscal year 2005 of a prior business model contract dispute.

Software fees and other for the six months ended September 30, 2004 decreased $13 million, or 9%, from the comparable prior year period to $129 million. The decrease is attributable to the same factors as described above for the second quarter decrease. The Company experienced a 27% increase in the amount of indirect license contract bookings in the six-month period ended September 30, 2004 verses the comparable prior fiscal year period. The decrease in software fees and other was also partially offset by a one-time revenue adjustment of approximately $13 million in the first quarter of fiscal year 2005. The revenue adjustment related to revenue recognized from certain prior business model contracts, which had reduced revenue in prior periods.

Maintenance
As expected, maintenance revenue for the quarter ended September 30, 2004 decreased $28 million, or 19%, to $123 million from the comparable prior year quarter. This decrease in maintenance revenue reflects the transition to, and increased number of license agreements under, our Business Model where maintenance revenue, bundled along with license revenue, is reported on the “Subscription revenue” line item on the Consolidated Condensed Statements of Operations. The combined maintenance and license revenue on these types of license agreements is recognized on a monthly basis ratably over the term of the agreement. The decrease was partially offset by new maintenance revenue earned from customers who elected optional maintenance at the expiration of their non-term-based license agreements. The quantification of the impact that each of these factors has on the decrease in maintenance revenue is not determinable. Maintenance revenue from our indirect business for the three months ended September 30, 2004 increased $10 million from the comparable prior year period to $15 million.

Maintenance revenue for the six months ended September 30, 2004 decreased $60 million, or 19%, from the comparable prior year period to $250 million. The decrease for the six-month period is attributable to the same factors as described above for the second quarter decrease. Maintenance revenue from our indirect business for the six months ended September 30, 2004 increased $21 million from the comparable prior year period to $28 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Financing Fees
Financing fees result from the initial discounting to present value of product sales with extended payment terms under the prior business model, which required up-front recognition of revenue. This discount initially reduced the related installment accounts receivable and was referred to as “Unamortized discounts.” The related unamortized discount is amortized over the life of the applicable license agreement and is reported as financing fees. Under our Business Model, additional unamortized discounts are no longer recorded, since we no longer recognize revenue on an up-front basis for sales of products with extended payment terms. As expected, for the quarter ended September 30, 2004, these fees decreased $21 million, or 43%, from the comparable prior year quarter to $28 million. The decrease is attributable to the discontinuance of license agreements offered under the prior business model, and financing fee revenue is expected to decline to zero over the next several years.

Financing fees for the six months ended September 30, 2004 decreased $42 million, or 41%, from the comparable prior year period to $61 million. The decrease for the six month period is attributable to the same factors as described above for the second quarter decrease.

Professional Services
Professional services revenue for the quarter ended September 30, 2004 increased $4 million, or 7%, from the prior year comparable quarter to $59 million. The increase was primarily attributable to an increase in services engagements, partially offset by an increase in services sold in combination with related software products, which requires that such services revenue be recognized ratably over the life of the related software contract period.

Professional services revenue of $114 million for the six months ended September 30, 2004 was consistent with the prior year comparable period.

Total Revenue by Geography
The following table presents the amount of revenue earned from the North American and international geographic regions and corresponding percentage changes for the three- and six-month periods ended September 30, 2004 and 2003. These comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	(dollars in millions)
	2004	2003	Change	2004	2003	Change
North American	$479	$463	3%	$957	$924	4%
International	376	340	11%	758	665	14%

	$855	$803	6%	$1,715	$1,589	8%

The increase in international revenue in the three- and six-month periods ended September 30, 2004 over the prior fiscal year comparable periods was attributable to increased contract bookings in prior periods associated with our European business. The increase in international revenue was also partially attributable to a positive impact to revenue from fluctuations in foreign currency exchange rates of approximately $25 million and $48 million for the three- and six-month periods ended September 30, 2004, respectively. The increase in foreign currency exchange in both periods is primarily associated with the strengthening of both the euro and the British pound versus the U.S. dollar.

Changes in product and services prices did not have a material impact on the three- and six-month periods ended September 30, 2004 or on the comparable prior fiscal year periods.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Expenses:

The following table presents expenses as a percentage of total revenue and the percentage of period-over-period dollar change for the line items on our Consolidated Condensed Statements of Operations for the three- and six-month periods ended September 30, 2004 and 2003. These comparisons of financial results are not necessarily indicative of future results.

	For the Three Months			For the Six Months
	Ended September 30,			Ended September 30,
	Percentage		Percentage	Percentage		Percentage
	of		of	of		of
	Total		Dollar	Total		Dollar
	Revenue		Change	Revenue		Change
			2004/			2004/
	2004	2003	2003	2004	2003	2003
Operating expenses
Amortization of capitalized software costs	13%	15%	(5%)	13%	15%	(4%)
Cost of professional services	6%	6%	4%	6%	7%	2%
Selling, general, and administrative	39%	39%	6%	38%	40%	1%
Product development and enhancements	20%	21%	5%	20%	21%	6%
Commission and royalties	8%	7%	25%	8%	7%	26%
Depreciation and amortization of other intangible assets	4%	4%	(6%)	4%	4%	(4%)
Other gains/losses, net	—	2%	(100%)	—	2%	(88%)
Restructuring charge	3%	—	N/A	2%	—	N/A
Shareholder litigation and government investigation settlements	25%	19%	41%	13%	9%	44%
Total operating expenses	119%	113%	12%	103%	104%	7%
Interest expense, net	3%	4%	(17%)	3%	4%	(17%)

Amortization of Capitalized Software Costs
Amortization of capitalized software costs consists of the amortization of both purchased software and internally generated capitalized software development costs. Internally generated capitalized software development costs are related to new products and significant enhancements to existing software products that have reached the technological feasibility stage. Amortization of capitalized software costs for the quarter ended September 30, 2004 decreased $6 million, or 5%, from the comparable prior year quarter to $111 million. This decrease was due primarily to the fact that certain purchased software assets have been fully amortized.

Amortization of capitalized software costs for the six months ended September 30, 2004 decreased $10 million, or 4%, from the comparable prior year period to $223 million. The decrease for the six month period is attributable to the same factors described above for the second quarter decrease.

Cost of Professional Services
Cost of professional services consists primarily of the personnel-related costs associated with providing professional services and training to customers. Cost of professional services for the quarter ended September 30, 2004 increased $2 million, or 4%, from the comparable prior year quarter to $54 million. Cost of professional services for the quarters ended September 30, 2004 and 2003 included less than $1 million of stock-based compensation expense associated with the Company’s adoption of the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Cost of professional services for the six months ended September 30, 2004 increased $2 million, or 2%, from the comparable prior year period to $109 million. Cost of professional services for the six-month period ended September 30, 2004 and 2003 included approximately $1 million and less than $1 million, respectively, of stock-based compensation expense associated with the Company’s adoption of the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123.

Selling, General and Administrative (SG&A)
SG&A expenses for the quarter ended September 30, 2004 increased $20 million, or 6%, from the comparable prior year quarter, to $337 million. The increase was primarily attributable to an increase in personnel related costs, including an increase of approximately $5 million in stock-based compensation expense associated with the Company’s adoption of the fair value recognition provisions of SFAS No. 123.

SG&A expenses for the six-month period ended September 30, 2004 increased $6 million, or 1%, compared to the prior fiscal year period to $644 million. The increase was primarily attributable to an increase in personnel related costs, including an increase of approximately $9 million in stock-based compensation expense associated with the Company’s adoption of the fair value recognition provisions of SFAS No. 123. The six-month period ended September 30, 2003 included a $15 million expense for severance and other termination benefits in connection with the reorganization of the U.S. channel sales organization and the creation of CA Technology Services in April 2003. As a result of the reorganization of the U.S. channel sales organization and the creation of CA Technology Services, we eliminated approximately 450 position worldwide during the quarter ended June 30, 2003. Each of these actions enabled us to achieve efficiencies associated with certain redundant functions that resulted in the elimination of certain positions. The estimated annual cost savings of these actions was approximately $50 million.

Product Development and Enhancements
For the quarter ended September 30, 2004, product development and enhancement expenditures, also referred to herein as research and development, increased $9 million, or 5%, from the comparable prior year quarter, to $174 million. For the quarters ended September 30, 2004 and 2003, product development and enhancement expenditures represented approximately 20% and 21% of total revenue, respectively. Product development and enhancements for the quarters ended September 30, 2004 and 2003 included approximately $4 million and $2 million, respectively, of stock-based compensation expense associated with the Company’s adoption of the fair value recognition provisions of SFAS No. 123. We continue to focus on and invest in product development and enhancements for emerging technologies such as wireless, Web services and on-demand computing, as well as a broadening of our enterprise product offerings.

Product development and enhancement expenditures for the six-month period ended September 30, 2004, increased $19 million, or 6%, from the comparable prior year period to $346 million. For the six-month period ended September 30, 2004 and 2003, product development and enhancement expenditures represented approximately 20% and 21% of total revenue, respectively. Product development and enhancements for the six-month period ended September 30, 2004 and 2003 included approximately $8 million and $2 million, respectively, of stock-based compensation expense associated with the Company’s adoption of the fair value recognition provisions of SFAS No. 123. This increase is attributable to the same factors as described above for the second quarter increase.

Commissions and Royalties
Commissions and royalties for the second quarter of fiscal year 2005 increased $14 million, or 25%, from the comparable prior year quarter, to $69 million. This increase was primarily due to the increase in new deferred subscription revenue recorded in the second quarter of fiscal year 2005 from the comparable prior year period. Commissions are expensed in the period earned by employees, which is typically in the period we record the related new deferred subscription revenue.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Commissions and royalties for the six months ended September 30, 2004 increased $28 million, or 26%, from the comparable prior year period to $135 million. The increase for the six-month period was attributable to the same factors as described above for the second quarter increase, partially offset by a $2 million reduction in royalties to third parties, as technology from several royalty agreements has been replaced by internally developed or acquired technology.

Other Gains/Losses
Other gains/losses of $20 million in the quarter ended September 30, 2003 includes the losses related to the settlement of litigation with The Canopy Group and Center 7.

Other gains/losses of $24 million for the six months ended September 30, 2003 includes the $20 million expense recorded in the second quarter of fiscal year 2004 for the settlement of litigation with The Canopy Group and Center 7 and a related $5 million expense recorded in the first quarter of fiscal year 2004. Other gains/losses for the six months ended September 30, 2003 also includes a $14 million expense related to foreign currency exchange rate fluctuations, a $3 million expense related to certain legal proceedings, and an $18 million net gain on the sale of fixed assets.

Restructuring Charge
We recorded a charge of approximately $28 million in the second quarter of fiscal year 2005 for severance and other termination benefits in connection with our restructuring plan. The restructuring plan is designed to more closely align our investments with strategic growth opportunities and includes a workforce reduction of approximately five percent or 800 positions worldwide. The plan is expected to yield about $70 million in savings on an annualized basis, once the reductions are fully implemented.

Shareholder Litigation and Government Investigation Settlements
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

		Shareholder
	NYSE Closing	Litigation Settlement
	Stock Price	Estimated Value
		(in millions)
September 30, 2004	$26.30	$156
June 30, 2004	28.06	163
March 31, 2004	26.86	158
December 31, 2003	27.34	158
September 30, 2003	26.11	150
August 22, 2003	25.00	144

The current period reduction in the shareholder litigation settlement expense as a result of the change in our stock price from the prior quarter was $7 million. The aggregate shareholder litigation settlement expense recorded since the settlement was reached, including $158 million in fiscal year 2004, totaled $156 million. Until all settlement shares are issued, the projected impact will be reviewed quarterly and the expense adjusted accordingly. We expect to issue the balance of the shares (or corresponding amounts of cash) in the third quarter of fiscal year 2005, or at such time as the claims administration process has been completed. Refer to Part II, Item 1, “Legal Proceedings” of this Form 10-Q for additional information.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

In September 2004, we reached agreements with the United States Attorney’s Office for the Eastern District of New York (USAO) and the U.S. Securities and Exchange Commission (SEC) in connection with improper recognition of revenue and related reporting practices during the period January 1, 1998 through September 30, 2000, and the actions of former employees to impede the investigation. Under the related deferred prosecution agreement, we agreed, among other things, to establish a restitution fund of $225 million to compensate present and former Company shareholders for losses caused by the misconduct of certain former Company executives. In connection with the deferred prosecution agreement, we recognized in the second quarter of fiscal year 2005 an additional charge of $218 million associated with the establishment of the shareholder restitution fund and related administrative fees. Refer to Part II, Item 1, “Legal Proceedings” for additional information.

Interest Expense, Net
Net interest expense for the second quarter of fiscal year 2005 decreased $5 million, or 17%, as compared to the prior fiscal year second quarter to $24 million. The decrease was primarily attributable to an increase in our average cash balance during the quarter ended September 30, 2004 as compared with the quarter ended September 30, 2003, which resulted in an increase in interest income of approximately $5 million.

Net interest expense for the first six months of fiscal year 2005 decreased $10 million, or 17%, as compared to the prior fiscal year comparable period to $50 million. Of the change, $6 million was due to a decrease in average debt outstanding, offset by an increase of $4 million due to an increase in the weighted average interest rate. The decrease in net interest expense was also attributable to an increase in our average cash balance during the six-month period ended September 30, 2004 as compared with the six-month period ended September 30, 2003, which resulted in increase in interest income of approximately $8 million.

Income Taxes
The income tax benefit from continuing operations for the three- and six-month periods ended September 30, 2004 includes a one-time $26 million tax benefit attributable to a refund claim originally made for additional tax benefits associated with prior fiscal years. We received a letter from the Internal Revenue Service approving the claim for this refund in September 2004. This benefit had an impact of approximately $0.04 per share for the quarter.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and marketable securities totaled $2.25 billion at September 30, 2004, an increase of $80 million from the June 30, 2004 balance of $2.17 billion. Cash generated from continuing operating activities for the quarters ended September 30, 2004 and 2003 was $152 million and $184 million, respectively.

Cash generated from continuing operating activities for the three months ended September 30, 2004 versus the comparable prior year period was positively impacted by a decrease in taxes paid of approximately $5 million. We did not re-purchase any outstanding stock during the second quarter of fiscal year 2005.

For the six months ended September 30, 2004, cash, cash equivalents and marketable securities had a net increase of approximately $350 million from March 31, 2004. Cash generated from operations for the six month periods ended September 30, 2004 and 2003 was $425 million and $353 million, respectively.

Cash paid for income taxes for the six months ended September 30, 2004 decreased $119 million from the prior year comparable period. Cash paid for interest for the six months ended September 30, 2004 decreased $18 million from the prior year comparable period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

As of September 30, 2004 and March 31, 2004, our debt arrangements consisted of the following:

	September 30, 2004		March 31, 2004
	Maximum	Outstanding	Maximum	Outstanding
	Available	Balance	Available	Balance
	(in millions)
Debt Arrangements:
2002 Revolving Credit Facility (expires January 2005)	$470	$—	$470	$—
Commercial Paper	400	—	400	—
6.375% Senior Notes due April 2005	—	825	—	825
5.000% Convertible Senior Notes due March 2007	—	660	—	660
6.500% Senior Notes due April 2008	—	350	—	350
1.625% Convertible Senior Notes due December 2009	—	460	—	460
International line of credit	5	—	5	—
Other	—	5	—	5

Total		$2,300		$2,300

2002 Revolving Credit Facility
On December 31, 2002, we entered into an unsecured, bank revolving credit facility (the 2002 Revolving Credit Facility). The maximum amount that may be outstanding at any time under the 2002 Revolving Credit Facility is $470 million. The 2002 Revolving Credit Facility expires January 31, 2005, and no amount was drawn as of September 30, 2004. The interest rates on the 2002 Revolving Credit Facility are determined based on a ratings grid, which applies a margin to the prevailing London InterBank Offered Rate (LIBOR). We capitalized the initial transaction fees associated with the 2002 Revolving Credit Facility, which totaled approximately $6 million. We are amortizing these fees over the term of the 2002 Revolving Credit Facility to “Interest expense, net” on the Consolidated Condensed Statements of Operations.

Our current intention is to replace the 2002 Revolving Credit Facility prior to its expiration on January 31, 2005. We may also be able to extend the 2002 Revolving Credit Facility for one year. However, we cannot give any assurance that we will be able to replace or extend the 2002 Revolving Credit Facility on acceptable terms.

Commercial Paper
As of September 30, 2004, there were no borrowings outstanding under our $400 million commercial paper (CP) program. We expect any future outstanding borrowings under the CP program to be supported by cash and marketable securities on hand and undrawn amounts available under the 2002 Revolving Credit Facility.

Fiscal Year 1999 Senior Notes
In fiscal year 1999, we issued $1.750 billion of unsecured Senior Notes in a transaction pursuant to Rule 144A under the Securities Act of 1933 (Rule 144A). As of September 30, 2004, $825 million and $350 million of our 6.375% and 6.5% Senior Notes, respectively, remained outstanding. The 6.375% Senior Notes are due in April 2005 and are included in the “Loans payable and current portion of long-term debt” line item on the September 30, 2004 Consolidated Condensed Balance Sheet.

5% Convertible Senior Notes
In fiscal year 2002, we issued $660 million of unsecured 5% Convertible Senior Notes (5% Notes), due March 15, 2007, in a transaction pursuant to Rule 144A. The 5% Notes are senior unsecured indebtedness and rank equally with all existing senior unsecured indebtedness. Concurrent with the issuance of the 5% Notes, we entered into call spread repurchase option transactions (5% Notes Call Spread) to partially mitigate potential dilution from conversion of the 5% Notes. The Notes may not be redeemed by the Company during the first three years that they are outstanding and may be called thereafter until maturity at the Company’s option at declining premiums to par. For further information, refer to Note 6 to the Consolidated Financial Statements included in our Form 10-K for the fiscal year ended March 31, 2004.

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

International Line of Credit
An unsecured and uncommitted multi-currency line of credit is available to meet short-term working capital needs for subsidiaries operating outside the United States. As of September 30, 2004, this line totaled $5 million, of which less than $1 million was drawn and approximately $1.9 million has been pledged in support of a bank guarantee.

Other Matters
At September 30, 2004, we had $2.3 billion in debt and $2.25 billion in cash and marketable securities, resulting in a net debt position of approximately $50 million.

In September 2004, we reached agreements with the USAO and the SEC in connection with improper recognition of revenue and related reporting practices during the period January 1, 1998 through September 30, 2000, and the actions of former employees to impede the investigation. Under the related deferred prosecution agreement, we agreed, among other things, to establish a restitution fund of $225 million to compensate present and former Company shareholders for losses caused by the misconduct of certain former Company executives. We will pay $75 million within 30 days of the date of approval of the DPA by the Court, $75 million within one year after the approval date and $75 million within 18 months after the approval date. Refer to Part II, Item 1, “Legal Proceedings” for additional information.

In October 2004, we entered into a definitive agreement to acquire Netegrity in an all cash purchase valued at approximately $430 million, or approximately $340 million net of the cash and marketable securities to be acquired. The acquisition is subject to regulatory and Netegrity’s shareholders approval and is expected to be completed by January 2005.

In September 2004, we announced a restructuring plan to more closely align our resources with strategic growth opportunities. The plan includes a workforce reduction of approximately five percent, or 800 positions worldwide. The plan is expected to yield approximately $70 million in savings on an annualized basis, once the reductions are fully implemented. We anticipate severance and associated benefits will cost approximately $40 million. The majority of this charge, approximately $28 million, was incurred in the second quarter of fiscal 2005, with the remaining amount expected to be incurred by the end of the fiscal year or shortly thereafter.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

In December 2003, the United States District Court for the Eastern District of New York approved the settlement of all outstanding litigation related to past accounting issues. Included in the settlement are both shareholder and ERISA class action suits and related derivative litigation. As part of the settlement, we agreed to issue to the shareholder classes a total of up to 5.7 million shares of our Common Stock, which includes payment of attorneys’ fees. If the price of the Company’s stock is below $23.43 per share at the time of the distribution to the class members, a portion of the remaining settlement shares (currently up to 1.5 million shares) will be distributed to the class members in cash in lieu of shares at the price of $23.43 per share. Therefore, as of September 30, 2004, the Company’s maximum cash distribution is approximately $35 million. The Company expects to issue the balance of the shares (or corresponding amounts of cash) in the third quarter of fiscal year 2005, or at such time as the claims administration process has been completed. See Part II, Item 1, “Legal Proceedings” for additional information.

Our senior unsecured notes and bank credit facilities are rated BBB- and Ba1 by Standard & Poor’s and Moody’s Investors Service, respectively. Our CP program is rated A-3 by Standard & Poor’s and Not-Prime by Moody’s Investors Service.

Peak borrowings under all debt facilities during the second quarter of fiscal year 2005 totaled approximately $2.3 billion, with a weighted average interest rate of 5.33%. Peak borrowings under all debt facilities during the first six months of fiscal year 2005 totaled approximately $2.3 billion, with a weighted average interest rate of 5.26%.

Capital resource requirements as of September 30, 2004 consisted of lease obligations for office space, equipment, mortgage or loan obligations, and amounts due as a result of product and company acquisitions.

It is expected that existing cash, cash equivalents, marketable securities, the availability of borrowings under existing, new or extended credit lines, and cash expected to be provided from operations will be sufficient to meet ongoing cash requirements. See Part II, Item 1, “Legal Proceedings” of this Form 10-Q for additional information. We expect our long-standing history of providing extended payment terms to our customers to continue.

OUTLOOK

This outlook for the remainder of fiscal year 2005 contains certain forward-looking statements and information relating to us that are based on the beliefs and assumptions made by management, as well as information currently available to management. Should business conditions change or should our assumptions prove incorrect, actual results may vary materially from those described below. We do not intend to update these forward looking statements except as may be required by law.

The outlook for our full fiscal year 2005 results is largely based on the assumption that there will be limited-to-modest improvement in the current economic and IT environments. We also believe that customers will continue to be cautious with their technology purchases.

Our outlook for the third quarter of fiscal year 2005 is to generate revenue in the range of $850 million to $865 million and earnings per share in the range of $0.06 to $0.07. Our outlook for the full fiscal year 2005 is to generate revenue in the range of $3.425 billion to $3.475 billion and earnings per share in the range of $0.06 to $0.09.

CRITICAL ACCOUNTING POLICIES AND BUSINESS PRACTICES

A detailed discussion of our critical accounting policies and the use of estimates in applying those policies is included in our Form 10-K for the year ended March 31, 2004. In many cases, a high degree of judgment is required, either in applying and interpreting accounting literature or in developing estimates that impact our financial statements. These estimates may change in the future if underlying assumptions or factors change. The following is a summary of the critical accounting policies for which estimates were updated as of September 30, 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Accounts Receivable
The allowance for doubtful accounts is a valuation account used to reserve for the potential impairment of accounts receivable on the balance sheet. In developing the estimate for the allowance for doubtful accounts, we rely on several factors, including:

•	Historical information, such as general collection history of multi-year software agreements;

•	Current customer information/events, such as extended delinquency, requests for restructuring, and filing for bankruptcy;

•	Results of analytical analysis of both historical and current data; and

•	The overall economic environment.

The allowance is comprised of two components: (a) specifically identified receivables that are reviewed for impairment when, based on current information, we do not expect to collect the full amount due from the customer; and (b) an allowance for losses inherent in the remaining receivable portfolio based on the analysis of the specifically reviewed receivables.

We expect the allowance for doubtful accounts to continue to decline as net installment accounts receivable under the prior business model are billed and collected. Under our Business Model, amounts due from customers are offset by deferred subscription revenue (unearned revenue) related to these amounts, resulting in little or no carrying value on the balance sheet. Therefore, a smaller allowance for doubtful accounts is required.

Deferred Tax Assets
As of September 30, 2004, our deferred tax assets, net of a valuation allowance, totaled $441 million. The value of these deferred tax assets is predicated on the assumption that we will be able to generate sufficient future taxable income so that these assets will be realized. The factors that we consider in assessing the likelihood of realization include the forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets. Future results may vary from these estimates. Due to the uncertainties related to these matters, the valuation allowance is based on information available at the time. As additional information becomes available, we reassess the potential realization of these deferred tax assets and may revise our estimates of the valuation allowance.

Goodwill, Capitalized Software Products, and Other Intangible Assets
SFAS No. 142 requires an impairment-only approach to accounting for goodwill. Absent any prior indicators of impairment, we perform an annual impairment analysis during the fourth quarter of our fiscal year. No indicators of impairment were identified during the first six months of fiscal year 2005.

The carrying value of capitalized software products, both purchased software and internally developed software, and other intangible assets, are reviewed on a regular basis for the existence of internal and external facts or circumstances that may suggest impairment. Such facts and circumstances considered include an assessment of the net realizable value for capitalized software products and the future recoverability of cost for other intangible assets as of the balance sheet date. No indicators of impairment were identified during the first six months of fiscal year 2005.

Accounting for Stock-Based Compensation
As described in Note D “Accounting for Stock-Based Compensation” of this Form 10-Q, we have used the Black-Scholes option-pricing model historically to determine the estimated fair value of each option grant. The Black-Scholes model includes assumptions regarding dividend yields, expected volatility, expected lives, and risk-free interest rates. These assumptions reflect our best estimates, but these items involve uncertainties based on market conditions generally outside of our control. As a result, if other assumptions had been used in the current period to estimate fair value, the reported stock-based compensation expense could have been materially impacted.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Legal Contingencies
We are currently involved in various legal proceedings and claims. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any legal proceeding or claim is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Due to the uncertainties related to these matters, accruals are based on information available at the time. As additional information becomes available, we reassess the potential liability related to our pending litigation and claims and may revise our estimates. Such revisions could have a material impact on our results of operations and financial condition. Refer to Part II, Item 1, “Legal Proceedings” for a description of our material legal proceedings.

RISK FACTORS

Current and potential stockholders should consider carefully the risk factors described below. Many of these risks are described in more detail in, among other places, our Form 10-K for the fiscal year ended March 31, 2004 as filed with the SEC. Any of these factors, or others, many of which are beyond our control, could negatively affect our revenue, profitability and cash flow.

•	We have entered into a deferred prosecution agreement with the United States Attorney’s Office; we may be charged with criminal offenses if we violate this agreement.

•	We may be subject to, among other things, substantial civil penalties and fines if we violate our agreement with the SEC.

•	There may be civil litigation arising out of the matters that are the subject of the Department of Justice and the Securities and Exchange Commission’s investigations, including shareholder and derivative litigation.

•	We may not be able to implement cost reductions as quickly or as fully as currently planned in connection with our recently announced restructuring or otherwise.

•	We may encounter difficulties in successfully integrating acquired companies and products, including the potential Netegrity acquisition, into our existing business.

•	We are subject to intense competition, and we expect to face increased competition in the future, which may result in decreased revenues if our customers elect to use our competitors’ products.

•	The recent loss and ongoing replacement of key personnel could be disruptive to our business and could adversely affect our financial condition and operating results.

•	Certain software is licensed from third parties which requires, among other things, the payments of royalties, which could affect the development and enhancement of our products.

•	Our products must remain compatible with, and our product development is dependent upon access to, changing operating environments.

•	We have a significant amount of debt; our failure to generate enough cash to pay principal and interest on such debt could adversely affect our financial condition and operating results.

•	Our credit ratings have been downgraded and could be downgraded further, which could require us to pay additional interest under our financing agreements and affect our ability to obtain additional financing in the future.

•	Customers are still adapting to our Business Model, which could result in, among other things, their electing not to enter into long-term relationships with the Company.

•	Failure to protect our intellectual property rights would weaken our competitive position.

•	We may become dependent upon large transactions; the failure to enter into such transactions could adversely affect our financial condition and operating results.

•	The markets for some or all of our key product areas may not grow, which could adversely affect our financial condition and operating results.

•	Third parties could claim that our products infringe their intellectual property rights, resulting in costly and time consuming lawsuits.

•	Fluctuations in foreign currencies could result in transaction losses.

•	The success of our international operations is subject to many factors beyond our control.

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

As of September 30, 2004, our outstanding debt approximated $2.3 billion, approximately all of which was in fixed rate obligations. If market rates were to decline, we could be required to make payments on the fixed rate debt that would exceed those based on current market rates. Each 25 basis point decrease in interest rates would have an associated annual opportunity cost of approximately $6 million. Each 25 basis point increase or decrease in interest rates would have no material annual effect on variable rate debt interest based on the balances of such debt as of September 30, 2004.

We offer financing arrangements with installment payment terms in connection with our software license agreements. The aggregate amounts due from customers include an imputed interest element, which can vary with the interest rate environment. Each 25 basis point increase in interest rates would have an associated annual opportunity cost of approximately $11 million.

Foreign Currency Exchange Risk

We conduct business on a worldwide basis through subsidiaries in 45 countries. We are therefore exposed to movements in currency exchange rates. As part of our risk management strategy and consistent with prior years, we did not enter into any foreign exchange derivative transactions. In addition, we manage our level of exposure by denominating a majority of international sales and payments of related expenses in the local currency of our subsidiaries. A 1% change in all foreign currencies against the U.S. dollar would generally have an insignificant effect on our annual net loss.

Equity Price Risk

As of September 30, 2004, we have minimal investments in marketable equity securities of publicly traded companies. These investments were considered available-for-sale with any unrealized gains or temporary losses deferred as a component of stockholders’ equity. It is not customary for us to make investments in equity securities as part of our investment strategy.

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

Beginning with the introduction of its current Business Model in October 2000, the Company has improved controls that were deficient in the processing of new contracts in prior periods which resulted in a restatement of our financial statements, as filed with the SEC on Form 8-K/A on April 26, 2004. The restatement principally concerned the premature recognition of revenue. Through the period covered by this report, the Company implemented additional controls over contract processing, including formal communication of contract receipt deadlines, improved verification of executed agreements, and centralized collection of internationally processed contracts.

As previously reported, and as described further in Part II, Item 1, “Legal Proceedings” of this Form 10-Q, on September 22, 2004, the Company reached agreements with the USAO and SEC by entering into the DPA with the USAO and the SEC’s filing of a Final Consent Judgment in the United States District Court for the Eastern District of New York. These agreements resolve their investigations concerning certain of the Company’s past accounting practices, including its revenue recognition policies and procedures, and obstruction of the USAO and SEC investigations into those past practices.

The DPA requires the Company to, among other things, undertake certain corporate governance reforms. These include implementing an improved worldwide financial and enterprise resource planning information technology system to improve internal controls, reorganizing and enhancing its Internal Audit and Finance Departments, and establishing new records management policies and procedures. The Company believes that these and other reforms will enhance its internal control over financial reporting. For more information regarding the DPA, refer to the Company’s Form 8-K filed with the SEC on September 22, 2004 and the exhibits thereto, including the DPA .

PART II. OTHER INFORMATION

Item 1:

LEGAL PROCEEDINGS

Stockholder Class Action and Derivative Lawsuits Filed Prior to 2004
The Company, its former Chairman and CEO Charles B. Wang, its former Chairman and CEO Sanjay Kumar, and its Executive Vice President Russell M. Artzt were defendants in a number of stockholder class action lawsuits, the first of which was filed July 23, 1998, alleging that a class consisting of all persons who purchased the Company’s Common Stock during the period from January 20, 1998 until July 22, 1998 were harmed by misleading statements, misrepresentations, and omissions regarding the Company’s future financial performance. These cases, which sought monetary damages, were consolidated into a single action in the United States District Court for the Eastern District of New York (the “Federal Court”), the proposed class was certified, and discovery was completed. Additionally, in February and March 2002, a number of stockholder lawsuits were filed in the Federal Court against the Company and Messrs. Wang, Kumar, Ira H. Zar, the Company’s former Chief Financial Officer, and in one instance, Mr. Artzt. The lawsuits generally alleged, among other things, that the Company made misleading statements of material fact or omitted to state material facts necessary in order to make the statements, in light of the circumstances under which they were made, not misleading in connection with the Company’s financial performance. Each of the named individual plaintiffs in the 2002 lawsuits sought to represent a class consisting of purchasers of the Company’s Common Stock and call options and sellers of put options for the period from May 28, 1999, through February 25, 2002. The 2002 cases were consolidated, and the Company’s former independent auditor, Ernst & Young LLP, was named as a defendant. In addition, in May 2003, a class action lawsuit captioned John A. Ambler v. Computer Associates International, Inc., et al. was filed in the Federal Court. The complaint in this matter, a purported class action on behalf of the Computer Associates Savings Harvest Plan (the CASH Plan) and the participants and beneficiaries of the CASH Plan for a class period running from March 30, 1998, through May 30, 2003, asserted claims of breach of fiduciary duty under ERISA, the federal Employee Retirement Income Security Act. The named defendants were the Company, the Company’s Board of Directors, the CASH Plan, the Administrative Committee of the CASH Plan, and the following current or former employees and/or directors of the Company: Charles B. Wang; Sanjay Kumar; Ira Zar; Russell M. Artzt; Peter A. Schwartz; Charles P. McWade; and various unidentified alleged fiduciaries of the CASH Plan. The complaint alleged that the defendants breached their fiduciary duties by causing the CASH Plan to invest in Company securities and sought damages in an unspecified amount.

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

On August 25, 2003, the Company announced the settlement of all outstanding litigation related to the above-referenced stockholder and derivative actions as well as the settlement of an additional derivative action filed in the Federal Court in connection with the settlement. Following the approval of the Federal Court, which was granted in December 2003, the Company agreed to issue a total of up to 5.7 million shares of Common Stock to the shareholders represented in the three class action lawsuits, including payment of attorneys’ fees. The settlement provides that if the Company’s share price is below $23.43 per share at the time of distribution, up to 2.2 million of the 5.7 million shares will be payable in cash at that price — or approximately $52 million in cash. In that case, the stock portion of the settlement would be reduced to no less than 3.5 million shares. In January 2004, approximately 1.6 million settlement shares were issued along with approximately $3.3 million to the plaintiffs’ attorneys for attorney fees and related expenses. In March 2004, approximately 0.2 million settlement shares were issued to participants and beneficiaries of the CASH Plan. On October 8, 2004, the Federal Court signed an order approving the distribution of the remaining 3.8 million settlement shares, less administrative expenses. The Company anticipates that the distribution will take place in November or December 2004. In settling the derivative suit, the Company committed to maintain certain corporate governance practices. Under the settlement, the Company and the individual defendants were released from any potential claim by shareholders relating to accounting-related or other public statements made by the Company or its agents from January 1998 through February 2002 (and from January 1998 through May 2003 in the case of the employee ERISA action), and the individual defendants were released from any potential claim by the Company or its shareholders relating to the same matters. Ernst & Young LLP is not a party to the settlement. The settlement was reviewed by the independent directors who chair the Corporate Governance, Audit, and Compensation and Human Resource Committees of the Board of Directors as well as by all non-interested, independent directors who were not named in any of the suits. It was also approved by the Board’s independent directors as a whole.

On October 5, 2004, the Company was served with a motion to vacate the Order of Final Judgment and Dismissal entered by the Federal Court in December 2003 in connection with the settlement of the derivative action. The motion seeks to void the releases of liability that were granted to the individual defendants under the settlement.

The Government Investigation
In 2002, USAO and the staff of the Northeast Regional Office of the SEC commenced an investigation concerning certain of the Company’s past accounting practices, including the Company’s revenue recognition procedures in periods prior to the adoption of the Company’s Business Model in October 2000.

In response to the investigation described above, the Board of Directors authorized the Audit Committee to conduct an independent investigation into the timing of revenue recognition by the Company. On October 8, 2003, the Company reported that the ongoing investigation by the Audit Committee had preliminarily found that revenues were prematurely recognized in the fiscal year ended March 31, 2000, and that a number of software license agreements appeared to have been signed after the end of the quarter in which revenues associated with such software license agreements had been recognized in that fiscal year. Those revenues, as the Audit Committee found, should have been recognized in the quarter in which the software license agreements were signed. Those preliminary findings were reported to government investigators.

Following the Audit Committee’s preliminary report and at its recommendation, the Company asked for and received the resignations of four executives who oversaw the relevant financial operations during the period in question, including the Company’s then Chief Financial Officer, Ira Zar. On January 22, 2004, one of these individuals pleaded guilty to federal criminal charges of conspiracy to obstruct justice in connection with the ongoing joint investigation. On April 8, 2004, Mr. Zar and two other executives pleaded guilty to charges of conspiracy to obstruct justice and conspiracy to commit securities fraud in connection with the investigation, and Mr. Zar also pleaded guilty to committing securities fraud. The SEC filed related actions against each of the four executives alleging that they participated in a widespread practice that resulted in the improper recognition of revenue by the Company. Without admitting or denying the allegations in the complaints, Mr. Zar and two other executives each consented to a permanent injunction against violating, or aiding and abetting violations of, the securities laws, and also to a permanent bar from serving as an officer or director of a publicly held company. Litigation against the four executives with respect to the SEC’s claims for disgorgement and penalties is continuing.

A number of other employees, primarily in the Company’s legal and finance departments, were terminated or resigned as a result of matters under investigation by the Audit Committee, including Steven Woghin, the Company’s former General Counsel. Stephen Richards, the Company’s former Executive Vice President of Sales, resigned from his position and was relieved of all duties in April 2004, and left the Company at the end of June 2004. Additionally, on April 21, 2004, Sanjay Kumar resigned as Chairman, a director and Chief Executive Officer of the Company, and assumed the role of Chief Software Architect. Thereafter, Mr. Kumar resigned from the Company effective June 30, 2004.

In April 2004, the Audit Committee completed its investigation and determined that the Company should restate certain financial data to properly reflect the timing of the recognition of license revenue for the Company’s fiscal years ended March 31, 2001 and 2000. The Audit Committee believes that the Company’s financial statements under its current Business Model are unaffected by the improper accounting practices that were in place prior to the adoption of the Business Model in October 2000 and that had resulted in the restatement, and that the historical issues it had identified in the course of its independent investigation concerned the premature recognition of revenue. The Company continues to implement and consider additional remedial actions it deems necessary.

On September 22, 2004, the Company reached agreements with the USAO and the SEC by entering into a Deferred Prosecution Agreement (DPA) with the USAO and the SEC’s filing of a Final Consent Judgment in the Federal Court. The Federal Court approved the DPA on September 22, 2004 and entered the Final Consent Judgment on September 28, 2004. The agreements resolve the USAO and SEC investigations into certain of the Company’s past accounting practices, including its revenue recognition policies and procedures, and obstruction of their investigations.

Pursuant to the DPA, the Company has agreed to establish a $225 million fund for purposes of restitution to current and former stockholders of the Company, with $75 million to be paid within 30 days of the date of approval of the DPA by the Court, $75 million to be paid within one year after the approval date and $75 million to be paid within 18 months after the approval date. These funds are to be distributed by a Fund Administrator, proposed by the Company and approved by the USAO under a process commencing within 30 days of the date of approval of the DPA by the Court, pursuant to the Fund Administrator’s “Restitution Plan,” to be approved by the USAO and the Court under a process to commence within six months after the Fund Administrator’s appointment. The payment of these restitution funds is in addition to the amounts, payable in Company’s shares and/or cash, that the Company has previously agreed to provide current and former stockholders in settlement of certain private litigation in August 2003 (see “Stockholder Class Action and Derivative Lawsuits Filed Prior to 2004”). The Company has also agreed, among other things, to take the following actions by December 31, 2005: (1) adding a minimum of two new independent directors to its Board of Directors; (2) establishing a Compliance Committee of the Board of Directors; (3) implementing an enhanced compliance and ethics program, including appointing a Chief Compliance Officer; and (4) reorganizing its Finance and Internal Audit Departments. Under the DPA and the Final Consent Judgment, the Company has further agreed to appoint an Independent Examiner to examine the Company’s practices for the recognition of software license revenue, its ethics and compliance policies and other matters. The Independent Examiner will also review the Company’s compliance with the DPA and will report its findings and recommendations to the USAO, SEC and Board of Directors within six months after appointment and quarterly thereafter. The Independent Examiner must be approved by the USAO, the SEC and the Court, and will serve for a term of 18 months after appointment, subject to extension by the USAO and SEC.

Pursuant to the DPA, the USAO will defer and subsequently dismiss prosecution of a two-count information filed against the Company charging it with committing securities fraud and obstruction of justice if the Company abides by the terms of the DPA, which currently is set to expire on March 22, 2006, but which may be extended under certain circumstances, as more fully described in the DPA. Pursuant to the Final Consent Judgment with the SEC, the Company is permanently enjoined from violating Section 17(a) of the Securities Act of 1933 (the Securities Act), Sections 10(b), 13(a) and 13(b)(2) of the Securities Exchange Act of 1934 (the Exchange Act) and Rules 10b-5, 12b-20, 13a-1 and 13a-13 under the Exchange Act. Pursuant to the DPA, the Company has also agreed to comply in the future with federal criminal laws, including securities laws. In addition, the Company has agreed not to make any public statement, in litigation or otherwise, contradicting its acceptance of responsibility for the accounting and other matters that are the subject of the investigations, or the related allegations by the USAO, as set forth in the DPA.

Under the DPA and the Final Consent Judgment, the Company also is required to cooperate fully with the USAO and SEC concerning their ongoing investigations into the misconduct of former employees of the Company. The Company has also agreed to fully support efforts by the USAO and SEC to obtain disgorgement of compensation from any present or former officer of the Company who engaged in any improper conduct while employed at the Company.

After the Independent Examiner’s term expires, the USAO will seek to dismiss its charges against the Company. However, the Company shall be subject to prosecution at any time if the USAO determines that the Company has deliberately given materially false, incomplete or misleading information pursuant to the DPA, has committed any federal crime after the date of the DPA or has knowingly, intentionally and materially violated any provision of the DPA (including any of those described above). Also, as indicated above, the USAO and SEC may require that the term of the DPA be extended beyond 18 months.

Also on September 22, 2004, Steven Woghin, the Company’s former General Counsel, pled guilty to conspiracy to commit securities fraud and obstruction of justice under a two-count information filed against him by the USAO. The SEC also filed a complaint against Mr. Woghin alleging that he violated Section 17(a) of the Securities Act, Sections 10(b) and 13(b)(5) of the Exchange Act, and Rules 10(b)-5 and 13b2-1 thereunder. The complaint further alleged that under Section 20(e) of the Exchange Act, Mr. Woghin aided and abetted the Company’s violations of Sections 10(b), 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. Mr. Woghin consented to a partial judgment imposing a permanent injunction against him from committing such violations in the future and a permanent bar from being an officer or director of a public company. The SEC’s claims for disgorgement and civil penalties against Mr. Woghin are pending.

Additionally on September 22, 2004, the SEC filed complaints against Sanjay Kumar and Stephen Richards alleging that they violated Section 17(a) of the Securities Act, Sections 10(b) and 13(b)(5) of the Exchange Act, and Rules 10(b)-5 and 13b2-1 thereunder. The complaints further alleged that under Section 20(e) of the Exchange Act, Messrs. Kumar and Richards aided and abetted the Company’s violations of Sections 10(b), 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder.

On September 23, 2004, the USAO filed a ten-count indictment charging Messrs. Kumar and Richards with conspiracy to commit securities fraud and wire fraud, committing securities fraud, filing false SEC filings, conspiracy to obstruct justice and obstruction of justice. Additionally, Mr. Kumar was charged with one count of making false statements to an agent of the Federal Bureau of Investigation and Mr. Richards was charged with one count of perjury in connection with sworn testimony before the SEC.

The Company continues to cooperate with the USAO and the staff of the SEC in connection with their ongoing investigation of individuals who were involved in the Company’s past accounting improprieties. The Company’s Board of Directors is continuing to review the matter of compensation paid or due to individuals subject to the investigation, and possibly other persons. Following the completion of this review, the Board will take such action as it deems in the best interests of the Company and its stockholders.

Derivative Actions Filed in 2004
In June 2004, a purported derivative action was filed in the Federal Court by Ranger Governance Ltd. against the following current or former employees and/or directors of the Company: Charles B. Wang; Sanjay Kumar; Russell M. Artzt; Ira H. Zar; Lloyd Silverstein; David Rivard; David Kaplan; Gary Quinn; Stephen Richards; Michael McElroy; Charles P. McWade; and Peter A. Schwartz. The Company was named as a nominal defendant in the litigation. The action alleges violations of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act) against Messrs. Kumar and Zar; breach of duty under the faithless servant and unjust enrichment doctrines against Messrs. Wang, Kumar, Silverstein, Rivard and Kaplan; and breach of fiduciary duty, gross negligence, corporate waste, fraud and conspiracy on the part of all the individual defendants in connection with their alleged receipt of unjust compensation and misrepresentations and omissions contained in the Company’s financial statements for fiscal years 1998 through 2003. The complaint seeks recovery of all bonuses and other incentive-based or equity-based compensation and profits allegedly realized from the sale of Common Stock of the Company by Messrs. Kumar and Zar during the 12-month periods prior to the filing of the Company’s financial reports for the fourth quarter of fiscal 2002 through the fourth quarter of fiscal 2003, and reimbursement of compensation earned by all the individual defendants from at least January 1, 1998 to June 29, 2004, as well as other unspecified damages allegedly sustained by the Company. Additionally, the complaint also seeks an accounting of the losses sustained by the Company as a result of the defendants’ actions.

On August 9, 2004, a petition was filed by Sam Wyly and Ranger Governance, Ltd. against the Company in the District Court of Dallas County, Texas, seeking to obtain a declaratory judgment that plaintiffs did not breach two separation agreements they entered into with the Company in 2002 under which plaintiffs agreed to forgo proxy challenges for a period of five years in exchange for the Company’s agreement to undertake certain corporate governance reforms. Plaintiffs seek to obtain this declaratory judgment in order to commence a derivative suit on behalf of the Company. On September 3, 2004, the Company filed an answer to the petition and on September 10, 2004, the Company filed a notice of removal seeking to remove the action to federal court (where the action is currently pending).

In July 2004, two purported derivative actions were filed in the Federal Court against the following current or former employees and/or directors of the Company: Charles Wang; Sanjay Kumar; Ira H. Zar; David Kaplan; David Rivard; Lloyd Silverstein; Russell Artzt; Alfonse D’Amato; Gary Quinn; Stephen Richards; Michael A. McElroy; Charles P. McWade; Peter A. Schwartz; Gary Fernandes; Robert E. La Blanc; Lewis S. Ranieri; Jay W. Lorsch; Walter P. Schuetze; Alex Serge Vieux; Willem deVogel; Shirley Kenny; and Ernst & Young LLP. The Company is named as a nominal defendant. The lawsuits allege a claim against the defendants seeking injunctive and other relief for violations of Section 14(a) of the Exchange Act and Rule 14 promulgated thereunder for alleged false and material misstatements made in the Company’s proxy statements issued from 1998 through 2003 concerning the election of the Company’s Board of Directors, and describing the Company’s compensation, incentive and employee benefit plans. The lawsuits also allege breach of fiduciary duty and gross mismanagement on the part of Messrs. Artzt, D’Amato, Fernandes, La Blanc, Vieux, Lorsch, deVogel, and Ranieri and Ms. Kenny, as well as breach of fiduciary duty by Messrs. DeVogel, D’Amato, Ranieri and Schuetze and Ms. Kenny, all former or current members of the Audit Committee of the Company’s Board. The lawsuits also seek unspecified damages against Ernst & Young LLP, for breach of fiduciary duty and the duty of reasonable care, as well as contribution and indemnity under Section 14(a) of the Exchange Act. The complaints request restitution and rescission of the compensation earned under the Company’s executive compensation plan by Messrs. Wang, Kumar, Zar, Kaplan, Rivard, Silverstein, Artzt, Quinn, Richards, McElroy and McWade, and punitive damages against all of the defendants. Additionally, pursuant to Section 304 of the Sarbanes-Oxley Act, the complaints seek reimbursement of bonus or other incentive-based equity compensation received by defendants Kumar and Zar, as well as alleged profits realized from their sale of securities issued by the Company during the time periods they served as the Chief Executive Officer and Chief Financial Officer of the Company, respectively.

In September 2004, the parties to the derivative actions filed in June and July 2004 agreed to consolidate the actions as described under the terms of a proposed consolidation order, which was submitted on October 14, 2004 in the form of a stipulation for signature by the court. Under the proposed consolidation order, the three derivative actions would be consolidated into one action and plaintiffs must file a consolidated complaint within forty-five days following entry of the order by the Court.

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

Other Civil Actions
In June 2004, a lawsuit captioned Scienton Technologies, Inc. et al. v. Computer Associates International, Inc., was filed in the Federal Court. The complaint seeks monetary damages based upon claims for, among other things, breaches of contract, misappropriation of trade secrets, and unfair competition. The Company’s investigation of this matter is in its early stages. Although the ultimate outcome cannot be determined, the Company believes that the claims are unfounded and that the Company has meritorious defenses. In the opinion of management, the resolution of this lawsuit is not expected to have a material adverse effect on the financial position of the Company.

In September 2004, two complaints to compel production of the Company’s books and records, including files that have been produced by the Company to the USAO and SEC in the course of their joint investigation of the Company’s accounting practices, were filed by two shareholders of the Company in Delaware Chancery Court pursuant to Section 220 of the Delaware General Corporation Law. The first complaint was filed on September 15, 2004, after the Company denied the shareholder access to some of the files requested in her initial demand, in particular files that had been produced by the Company to the USAO and SEC during the course of their joint investigation. The first complaint concerns the inspection of certain Company documents to determine whether the Company has been involved in obstructing the joint investigation by the USAO and SEC and whether certain Company employees have breached their fiduciary duties to the Company and wasted corporate assets, including Sanjay Kumar, Charles Wang, Ira H. Zar, Lloyd Silverstein, Steven M. Woghin, Stephen Richards, Russell Artzt, Kenneth Cron, Alfonse D’Amato, Robert La Blanc, Lewis S. Ranieri, Jay Lorsch, Walter Schuetze, Alex Serge Vieux, Gary Fernandes, Willem de Vogel, Shirley Strum Kenny, Richard Grasso and Irving Goldstein. The second complaint, filed on September 21, 2004, concerns the inspection of documents related to Mr. Kumar’s compensation and the independence and ability of the Company’s Board of Directors to sue for return of that compensation. The Company filed answers to these complaints on October 15, 2004.

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

Item 2:

UNREGISTERED SALES OF EQUITY
SECURITIES AND USE OF PROCEEDS

Our corporate buyback program was originally announced in August 1990 and was subsequently amended by the Board of Directors to increase the number of shares we are authorized to purchase. No shares were repurchased during the second quarter of fiscal year 2005. As of September 30, 2004, approximately 19 million shares were available to be repurchased under our buyback program. The program has no expiration date.

In connection with our settlement of certain civil litigation, we expect to deliver from treasury approximately 3.8 million shares of Common Stock in November or December 2004. See Part II, Item I, “Legal Proceedings” for additional information.

Item 4:

SUBMISSIONS OF MATTERS TO A VOTE
OF SECURITY HOLDERS

(a)	The annual meeting of stockholders was held on August 25, 2004.

(b)	The stockholders elected the following directors for the ensuing year:

	Russell M. Artzt	Jay W. Lorsch
	Kenneth Cron	Lewis S. Ranieri
	Alfonse M. D’Amato	Walter P. Schuetze
	Gary J. Fernandes	Laura S. Unger
Robert E. La Blanc

(c) (i)	A separate tabulation with respect to each nominee is as follows:

Name	Affirmative Votes	Authority Withheld

Russell M. Artzt	503,529,384	20,427,059
Kenneth Cron	518,593,663	5,362,780
Alfonse M. D’Amato	502,699,245	21,257,198
Gary J. Fernandes	518,336,511	5,619,932
Robert E. La Blanc	516,594,381	7,362,062
Jay W. Lorsch	518,489,381	5,467,062
Lewis S. Ranieri	516,070,828	7,885,615
Walter P. Schuetze	517,527,740	6,428,703
Laura S. Unger	518,601,459	5,354,984

(c) (ii)	The stockholders voted to ratify the appointment of KPMG LLP as the Company’s registered public accountants for the fiscal year ending March 31, 2005 as follows:

	Affirmative Votes	504,667,430
	Negative Votes	16,390,470
	Abstentions	2,898,543

(c) (iii)	The stockholders defeated a stockholder proposal relating to performance-based compensation awards as follows:
	Affirmative Votes	98,491,482
	Negative Votes	346,063,960
	Abstentions	7,686,276
	Broker non-votes	71,684,725

Item 6:

EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

10.1 Form of incentive stock option agreement.
10.2 Form of non-qualified stock option agreement.
10.3 Form of restricted stock award.
15.1 Accountants’ acknowledgement letter
31.1 Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

The Registrant filed a Report on Form 8-K dated July 8, 2004 to report an event under Item 12.

The Registrant filed a Report on Form 8-K dated July 22, 2004 to report an event under Items 7 and 12.
The Registrant filed a Report on Form 8-K dated September 22, 2004 to report an event under Items 1.01 and 9.01.
The Registrant filed a Report on Form 8-K/A originally dated April 26, 2004 and amended on September 22, 2004 to report an event under Item 8.01.
The Registrant filed a Report on Form 8-K dated September 22, 2004 to report an event under Items 1.01 and 9.01.
The Registrant filed a Report on Form 8-K dated September 29, 2004 to report an event under Items 2.05 and 9.01.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER ASSOCIATES INTERNATIONAL, INC.
Dated: October 20, 2004	By:	/s/ Kenneth D. Cron
Kenneth D. Cron
Interim Chief Executive Officer

Dated: October 20, 2004	By:	/s/ Jeff Clarke
Jeff Clarke
Chief Operating Officer and Chief Financial Officer