Form 10-Q
period 2004-12-31
COMPUTER ASSOCIATES INTERNATIONAL INC
filed 2005-02-09
CIK 356028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2004
or
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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes ☑ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding

Common Stock	as of February 7, 2005
par value $.10 per share	591,357,135

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Computer Associates International, Inc.

We have reviewed the accompanying consolidated condensed balance sheet of Computer Associates International, Inc. and subsidiaries as of December 31, 2004, and the related consolidated condensed statements of operations for the three-month and nine-month periods ended December 31, 2004 and 2003, and the related consolidated condensed statements of cash flows for the nine-month periods ended December 31, 2004 and 2003. These consolidated condensed financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards established by the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Computer Associates International, Inc. and subsidiaries as of March 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated June 7, 2004, we expressed an unqualified opinion on those consolidated financial statements. As discussed in that report, effective April 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS 123,” and effective April 1, 2002, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of March 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

New York, New York
February 8, 2005

Item 1:

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)
(in millions)

	December 31,	March 31,
	2004	2004
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,154	$1,793
Marketable securities	171	109
Trade and installment accounts receivable, net	702	949
Federal and state income taxes receivable	245	96
Deferred income taxes	218	311
Other current assets	70	108

TOTAL CURRENT ASSETS	4,560	3,366

Installment accounts receivable, due after one year, net	681	820
Property and equipment, net	631	641
Purchased software products, net	818	1,045
Goodwill, net	4,599	4,366
Deferred income taxes	127	13
Other noncurrent assets, net	509	436

TOTAL ASSETS	$11,925	$10,687

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Loans payable and current portion of long-term debt	$826	$2
Government investigation settlement	153	10
Shareholder litigation settlement	–	103
Accounts payable	193	177
Salaries, wages, and commissions	256	260
Accrued expenses and other current liabilities	294	294
Deferred subscription revenue (collected) — current	1,204	1,210
Taxes payable, other than income taxes payable	128	123
Federal, state, and foreign income taxes payable	414	256
Deferred income taxes	16	20

TOTAL CURRENT LIABILITIES	3,484	2,455

Long-term debt, net of current portion	2,471	2,298
Deferred income taxes	473	618
Deferred subscription revenue (collected) — noncurrent	233	276
Deferred maintenance revenue	239	293
Other noncurrent liabilities	32	29

TOTAL LIABILITIES	6,932	5,969

Stockholders’ equity	4,993	4,718

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,925	$10,687

See Accompanying Notes to the Consolidated Condensed Financial Statements.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except per share amounts)

	For the Three		For the Nine
	Months Ended		Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
REVENUE
Subscription revenue	$623	$506	$1,784	$1,426
Software fees and other	75	84	204	226
Maintenance	126	145	376	455
Financing fees	23	43	84	146
Professional services	64	59	178	173

TOTAL REVENUE	911	837	2,626	2,426

EXPENSES
Amortization of capitalized software costs	112	116	335	349
Cost of professional services	57	54	166	161
Selling, general and administrative	345	306	989	944
Product development and enhancements	168	167	514	494
Commissions and royalties	91	75	226	182
Depreciation and amortization of other intangibles	33	33	97	100
Other losses, net	6	22	9	46
Restructuring charge	–	–	28	–
Shareholder litigation and government investigation settlements	18	8	234	158

TOTAL EXPENSES BEFORE INTEREST AND TAXES	830	781	2,598	2,434

Income (loss) from continuing operations before interest and taxes	81	56	28	(8)
Interest expense, net	29	29	79	89

Income (loss) from continuing operations before income taxes	52	27	(51)	(97)
Income tax expense (benefit)	16	10	(46)	(32)

INCOME (LOSS) FROM CONTINUING OPERATIONS	36	17	(5)	(65)

Income from discontinued operation, net of income taxes	–	1	–	1
Adjustment to gain on disposal of discontinued operation, net of income taxes	–	–	(2)	–

NET INCOME (LOSS)	$36	$18	$(7)	$(64)

BASIC EARNINGS (LOSS) PER SHARE

Income (loss) from continuing operations	$0.06	$0.03	$(0.01)	$(0.11)
Discontinued operation	–	–	–	–

Net income (loss)	$0.06	$0.03	$(0.01)	$(0.11)

Basic weighted average shares used in computation	589	580	587	579

DILUTED EARNINGS (LOSS) PER SHARE

Income (loss) from continuing operations	$0.06	$0.03	$(0.01)	$(0.11)
Discontinued operation	–	–	–	–

Net income (loss)	$0.06	$0.03	$(0.01)	$(0.11)

Diluted weighted average shares used in computation	595	589	587	579

See Accompanying Notes to the Consolidated Condensed Financial Statements.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited) (in millions)

	For the Nine Months
	Ended December 31,
	2004	2003
OPERATING ACTIVITIES:
Net loss	$(7)	$(64)
Income from discontinued operation, net of tax	–	(1)
Adjustment to gain on disposal of discontinued operation, net of tax	2	–

Loss from continuing operations	(5)	(65)
Adjustments to reconcile loss from continuing operations to net cash provided by continuing operating activities:
Depreciation and amortization	432	449
Provision for deferred income taxes	(216)	(245)
Non-cash compensation expense related to stock and pension plans	35	12
Gain on sale of assets, net	–	(18)
Shareholder litigation settlement	16	158
Government investigation settlement	143	–
Restructuring charge	8	–
Changes in operating assets and liabilities:
Decrease in noncurrent installment accounts receivable, net	121	307
(Decrease) increase in deferred subscription revenue (collected) — noncurrent	(52)	68
Decrease in deferred maintenance revenue	(61)	(79)
Decrease in trade and current installment accounts receivable, net	308	95
Decrease in deferred subscription revenue (collected) — current	(59)	(14)
Changes in other operating assets and liabilities, excluding effects of acquisitions and divestitures	121	24

NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES	791	692

INVESTING ACTIVITIES:
Acquisitions, primarily goodwill, purchased software, and other intangible assets, net of cash acquired	(458)	(36)
Settlements of purchase accounting liabilities	(16)	(15)
Purchases of property and equipment, net	(42)	(19)
Proceeds from divestiture of assets	14	18
Sales (purchases) of marketable securities, net	12	(12)
Capitalized software development costs and other	(49)	(31)

NET CASH USED IN INVESTING ACTIVITIES	(539)	(95)

FINANCING ACTIVITIES:
Debt borrowings (repayments), net	997	(826)
Debt issuance costs	(12)	–
Dividends paid	(23)	(23)
Exercises of common stock options and other	79	26
Purchases of treasury stock	(11)	(7)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,030	(830)

Effect of exchange rate changes on cash	79	76

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,361	(157)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,793	1,405

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,154	$1,248

See Accompanying Notes to the Consolidated Condensed Financial Statements.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2004

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

Operating results for the three and nine months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005. For further information, refer to the Company’s Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-K (Form 10-K) for the fiscal year ended March 31, 2004.

ACCPAC Divestiture: In fiscal year 2004, the Company divested its subsidiary, ACCPAC International, Inc. (ACCPAC). As a result, ACCPAC has been classified as a discontinued operation for all periods presented, and its results of operations and cash flow have been reclassified in the Consolidated Condensed Financial Statements. All related footnotes to the Consolidated Condensed Financial Statements have been adjusted to exclude the effect of the operating results of ACCPAC. Refer to Note I, “Divestitures,” for additional information.

Basis of Revenue Recognition: The Company derives revenue from licensing software products, providing customer technical support (referred to as maintenance) and providing professional services, such as consulting and education. The Company licenses to customers the right to use its software products pursuant to software license agreements. Since the Company recognizes subscription revenue from software license agreements evenly (or ratably) over the applicable license agreement term, the timing and amount of such revenue recognized during an accounting period is determined by the license agreement duration and value reflected in each software license agreement. Revenue from sales to distributors, resellers and value-added resellers (VARs) is recognized when those partners sell the software products to their customers. Beginning July 1, 2004, certain sales of products to distributors, resellers and VARs incorporate the right to receive certain unspecified future software products and revenue from those contracts is therefore recognized on a ratable basis. Revenue from professional services arrangements is generally recognized as the services are performed; however, committed professional services arrangements that are sold with software product licenses are recognized on a ratable basis over the life of the software arrangement. For a more detailed description of the Company’s revenue recognition policy, refer to Note 1, “Significant Accounting Policies,” of the Notes to the Consolidated Financial Statements in the Company’s Form 10-K for the fiscal year ended March 31, 2004.

Business Model: Under the Company’s Business Model, which was adopted in October 2000, software license agreements include flexible contractual provisions that, among other things, allow customers to receive unspecified future software products without additional fees. These agreements combine the right to use the software product with maintenance for the term of the agreement. Under these agreements, once all four of the revenue recognition criteria of Statement of Position (SOP) 97-2, “Software Revenue Recognition,” issued by the American Institute of Certified Public Accountants, are met, the Company is required to recognize revenue ratably over the term of the license agreement. For license agreements signed prior to October 2000 (under the prior business model), once all four of the revenue recognition criteria were met, software license fees were recognized as revenue up-front, and the maintenance fees were deferred and subsequently recognized as revenue over the term of the license. For a detailed description of the Company’s Business Model, refer to Item 1, “Business” in the Company’s Form 10-K for the fiscal year ended March 31, 2004.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2004

Cash Dividends: In October 2004, the Company’s Board of Directors declared a regular, semi-annual cash dividend of $0.04 per share. The dividend totaled approximately $24 million and was paid on January 5, 2005 to stockholders of record as of December 20, 2004.

Statement of Cash Flows: For the nine-month periods ended December 31, 2004 and 2003, interest payments were $103 million and $119 million, respectively, and income taxes paid were $54 million and $222 million, respectively. The decrease in taxes paid in the current period was primarily attributable to a new Internal Revenue Service (IRS) Revenue Procedure, which grants taxpayers a limited deferral for certain receipts of advance payments to the extent such advance payments were not recognized in revenue for financial statement purposes.

NOTE B – NET EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share and diluted loss per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing (i) the sum of net income and the after-tax amount of interest expense recognized in the period associated with Convertible Senior Notes that are dilutive by (ii) the sum of the weighted-average number of common shares outstanding for the period plus dilutive common share equivalents.

	For the Three				For the Nine
	Months Ended				Months Ended
	December 31,				December 31,
	2004		2003		2004	2003
	(in millions, except per share amounts)
Net income (loss)	$36		$18		$(7)	$(64)
Interest expense associated with the Convertible Senior Notes, net of tax	—	(1)	—	(1)	— (2)	— (2)

Numerator in calculation of diluted earnings (loss) per share	$36		$18		$(7)	$(64)

Weighted average shares outstanding and common share equivalents
Weighted average common shares outstanding	589		580		587	579
Weighted average Convertible Senior Note shares outstanding	—		—		—	—
Weighted average stock options outstanding, net	5		4		—	—
Weighted average shareholder settlement shares (see Note L)	1		5		—	—

Denominator in calculation of diluted earnings (loss) per share	595	(3)	589	(3)	587 (4)	579 (4)

Diluted earnings (loss) per share	$0.06		$0.03		$(0.01)	$(0.11)

(1)	If for the three-month periods ended December 31, 2004 and 2003 the common share equivalents for the 5% Convertible Senior Notes (27 million shares) issued in March 2002 and the 1.625% Convertible Senior Notes (23 million shares) issued in December 2002 (collectively, the Notes) had been dilutive, interest expense, net of tax, related to the Notes would have been added back to net income in order to calculate diluted earnings per share. The related interest expense, net of tax, for the three-month periods ended December 31, 2004 and 2003 totaled approximately $7 million and $6 million, respectively.

(2)	If the nine-month periods ended December 31, 2004 and 2003 had resulted in net income and had the common share equivalents for the Notes been dilutive, interest expense, net of tax, related to the Notes would have been added back to net income in order to calculate diluted earnings per share. The related interest expense, net of tax, for the nine-month periods ended December 31, 2004 and 2003 totaled $20 million and $19 million, respectively.

(3)	Common share equivalents related to the Notes are not included in the diluted share computation since their effect would be antidilutive. If inclusion of the common share equivalents for the Notes for the three-month periods ended December 31, 2004 and 2003 had resulted in dilution, the weighted average shares outstanding and common share equivalents would have been 645 million and 639 million, respectively.

(4)	Common share equivalents related to the Notes, stock options and settlement shares are not included in the diluted share computation since their effect would be antidilutive. If the nine-month periods ended December 31, 2004 and 2003 had resulted in net income and had the common share equivalents for the Notes been dilutive, the weighted average shares outstanding and common share equivalents would have been 643 million and 636 million, respectively.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE C – COMPREHENSIVE INCOME

     Comprehensive income includes unrealized gains (losses) on the Company’s available-for-sale securities, net of related tax, and foreign currency translation adjustments. The components of comprehensive income for the three-month and nine-month periods ended December 31, 2004 and 2003 are as follows:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2004	2003	2004	2003
		(in millions)
Net income (loss)	$36	$18	$(7)	$(64)
Unrealized gains (losses) on marketable securities, net of tax	2	—	(2)	1
Foreign currency translation adjustment	56	55	56	102

Total comprehensive income	$94	$73	$47	$39

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

The Company recognizes compensation expense computed under the fair value recognition provisions of SFAS No. 123 related to all stock awards granted after March 31, 2003. The Company recognized pre-tax stock-based compensation in the following line items on the Consolidated Condensed Statements of Operations for the periods indicated:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2004	2003	2004	2003
	(in millions)
Cost of professional services	$1	$–	$2	$–
Selling, general and administrative	10	1	21	3
Product development and enhancements	4	1	12	3

Total	$15	$2	$35	$6

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share — Based Payment (SFAS No. 123(R)).” SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their consolidated financial statements. The Company’s initial adoption of SFAS No. 123(R) may result in additional reported expense because of the requirement to adopt either a modified prospective method or a modified retrospective method to transition to the new standard. Both methods differ from the method applied when the Company adopted SFAS No. 123 in fiscal year 2004. The Company is not required to begin applying the provisions of SFAS No. 123(R) until the second quarter of fiscal year 2006. The Company is in the process of assessing the impact of the pronouncement’s requirements on its financial statements.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2004

     The following table illustrates the pro forma effect on net income (loss) and basic and dilutive earnings (loss) per share as if the fair value method had been applied to all stock-based employee awards:

	For the Three		For the Nine
	Months Ended		Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
	(in millions, except per share amounts)
Net income (loss), as reported	$36	$18	$(7)	$(64)
Add: Stock-based employee compensation expense included in net income (loss), net of tax	11	3	28	5
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(21)	(17)	(58)	(63)

Pro forma net income (loss)	$26	$4	$(37)	$(122)

Basic earnings (loss) per share
As reported	$0.06	$0.03	$(0.01)	$(0.11)
Pro forma	0.04	0.01	(0.06)	(0.21)

Diluted earnings (loss) per share
As reported	$0.06	$0.03	$(0.01)	$(0.11)
Pro forma	0.04	0.01	(0.06)	(0.21)

The compensation expense and pro forma net income (loss) are not necessarily indicative of future period amounts.

Options covering 380,000 shares, including options covering 350,000 shares for an executive, were granted in the quarter ended December 31, 2004 with a weighted average fair value of $16.56. The weighted average fair value at the date of grant for options granted during the nine-month periods ended December 31, 2004 and 2003 was $15.94 and $12.32, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions that were used for option grants in the respective periods are as follows:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2004	2003*	2004	2003
Dividend yield	0.27%	–	0.28%	0.35%
Expected volatility factor	67%	–	67%	67%
Risk-free interest rate	3.6%	–	3.6%	2.2%
Expected life	4.5	–	4.5	4.5

*	No options were granted during the three-month period ended December 31, 2003.

During the third quarter of fiscal year 2005, the Company modified certain terms of an executive employee option agreement covering 235,000 shares. The modification provided for acceleration of vesting and extension of the exercise period upon termination in accordance with specific terms outlined in the employment agreement. The modification terms resulted in a recalculation of the fair value, which will be amortized over the expected life of the modified award. The fair values at the date of grant and the date of modification were $14.55 and $17.37,respectively. The fair values were estimated using the Black-Scholes option pricing model.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2004

During the three-month and nine-month periods ended December 31, 2004, the Company issued 200,000 and 614,360 shares, respectively, of restricted stock and restricted stock units to certain employees of the Company. The 200,000 shares granted in the three-month period ended December 31, 2004 were to an executive, of which the value of 100,000 shares was recognized as an expense in December 2004. The weighted average fair values at the date of grant for the restricted shares issued in the three-month and nine-month periods ended December 31, 2004 were $30.11 and $25.98, respectively.

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

The Company completed its acquisition of Netegrity, Inc. (Netegrity) during the quarter ended December 31, 2004. Pursuant to the merger agreement, options to purchase Netegrity common stock were converted (using a ratio of .3573) into options to purchase approximately 1.4 million shares of CA stock. The weighted average fair value of the options on the date of acquisition was $20.19. The fair value of each option grant was estimated on the date of acquisition using the Black-Scholes option pricing model with input assumptions similar to those used for CA stock options granted during the three-month period ended December 31, 2004.

Refer to Note J, “Acquisitions,” for additional information concerning the Company’s acquisition of Netegrity.

NOTE E – ACCOUNTS RECEIVABLE

Net trade and installment accounts receivable represent financial assets derived from the committed amounts due from customers that have been earned by the Company and consist of the following:

	December 31,	March 31,
	2004	2004
	(in millions)
Net Trade and Installment Accounts Receivable — Current
Billed accounts receivable	$739	$812
Unbilled amounts due within the next 12 months — Business Model	1,680	1,446
Unbilled amounts due within the next 12 months — prior business model	510	702
Less: allowance for doubtful accounts	(53)	(64)

Net amounts expected to be collected	2,876	2,896
Less: unearned revenue — current	(2,174)	(1,947)

Net trade and installment accounts receivable	$702	$949

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2004

	December 31,	March 31,
	2004	2004
	(in millions)
Net Installment Accounts Receivable — Noncurrent
Unbilled amounts due beyond the next 12 months — Business Model	$1,368	$1,107
Unbilled amounts due beyond the next 12 months — prior business model	876	1,104
Less: allowance for doubtful accounts	(41)	(52)

Net amounts expected to be collected	2,203	2,159
Less: unearned revenue — noncurrent	(1,522)	(1,339)

Net installment accounts receivable	$681	$820

The components of unearned revenue consist of the following:

	December 31,	March 31,
	2004	2004
	(in millions)
Unearned Revenue — Current
Unamortized discounts	$87	$113
Unearned maintenance	77	104
Deferred subscription revenue (uncollected)	1,147	903
Noncurrent deferred subscription revenue (uncollected) associated with amounts to be billed within the next 12 months	819	800
Unearned professional services	44	27

Total unearned revenue — current	$2,174	$1,947

Unearned Revenue — Noncurrent
Unamortized discounts	$92	$141
Unearned maintenance	62	91
Deferred subscription revenue (uncollected)	1,368	1,107

Total unearned revenue — noncurrent	$1,522	$1,339

NOTE F – INTANGIBLE ASSETS

The carrying value of goodwill was $4.599 billion and $4.366 billion as of December 31, 2004 and March 31, 2004, respectively. During the nine-month period ended December 31, 2004, goodwill increased by approximately $302 million and $15 million related to the acquisitions of Netegrity and PestPatrol, respectively. The increase was partially offset by a reduction of approximately $86 million due primarily to adjustments to net operating losses and other future tax benefits which were finalized in the quarter ended December 31, 2004 related to the acquisition of PLATINUM technology International, inc.

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

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2004

The gross carrying amounts and accumulated amortization for identified intangible assets are as follows:

	At December 31, 2004
	Gross	Accumulated	Net
	Assets	Amortization	Assets
	(in millions)
Capitalized software:
Purchased	$4,614	$3,796	$818
Internally developed	471	319	152
Other identified intangible assets subject to amortization	411	204	207
Other identified intangible assets not subject to amortization	26	–	26

Total	$5,522	$4,319	$1,203

	At March 31, 2004
	Gross	Accumulated	Net
	Assets	Amortization	Assets
	(in millions)
Capitalized software:
Purchased	$4,536	$3,491	$1,045
Internally developed	424	289	135
Other identified intangible assets subject to amortization	370	175	195
Other identified intangible assets not subject to amortization	–	–	–

Total	$5,330	$3,955	$1,375

In connection with the acquisition of Netegrity in November 2004, the Company recognized approximately $37 million and $67 million in purchased software and other identified intangible assets, respectively. Refer to Note J, “Acquisitions,” for additional information relating to the Netegrity acquisition.

In connection with the acquisition of PestPatrol in August 2004, the Company recognized approximately $40 million in purchased software. Refer to Note J, “Acquisitions,” for additional information relating to the PestPatrol acquisition.

For the third quarters of fiscal years 2005 and 2004, amortization of capitalized software costs was $112 million and $116 million, respectively. Amortization of other identified intangible assets was $10 million in each quarter.

For the first nine months of fiscal years 2005 and 2004, amortization of capitalized software costs was $335 million and $349 million, respectively, and amortization of other identified intangible assets was $30 million and $29 million, respectively.

Based on the identified intangible assets recorded through December 31, 2004, annual amortization expense is expected to be as follows:

	Year Ended March 31,
	2005	2006	2007	2008	2009	2010
	(in millions)
Capitalized software:
Purchased	$406	$387	$272	$23	$17	$8
Internally developed	41	44	38	28	20	11
Other identified intangible assets subject to amortization	40	42	26	26	26	26

Total	$487	$473	$336	$77	$63	$45

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE G – OTHER LOSSES, NET

The components of “Other losses, net” are as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
	(in millions)
Gain attributable to sale of fixed assets	$–	$–	$–	$(18)
Losses attributable to fluctuations in foreign currency exchange rates	4	21	6	35
Losses attributable to legal settlements	2	1	3	29

	$6	$22	$9	$46

NOTE H – RECLASSIFICATIONS

Certain prior period balances have been reclassified to conform to the current period presentation.

Approximately $8 million of deferred maintenance revenue at March 31, 2004, related to the Company’s indirect business (distributors, resellers, and VARs), has been reclassified from “Billed accounts receivable,” a component of “Trade and installment accounts receivable, net” to “Deferred maintenance revenue” on the Consolidated Condensed Balance Sheet to conform to the December 31, 2004 presentation.

NOTE I – DIVESTITURES

In March 2004, the Company sold its interest in ACCPAC to The Sage Group, plc. The Company’s net proceeds totaled $104 million for all of the outstanding equity interests of ACCPAC. The Company received approximately $90 million of the net proceeds in fiscal year 2004 and the remainder in the first quarter of fiscal year 2005. The sale completed the Company’s multi-year effort to exit the business applications market. Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of ACCPAC have been recorded as discontinued operations for all periods presented. The operating results of the ACCPAC discontinued operation are summarized as follows:

	For the Three	For the Nine
	Months Ended	Months Ended
	December 31,	December 31,
	2003	2003
	(in millions)
Software fees and other	$14	$38
Maintenance	15	40

Total revenue	$29	$78

Pre-tax income from discontinued operation	$1	$1

Net income from discontinued operation	$1	$1

In the fourth quarter of fiscal year 2004, the Company recorded a gain on the disposition of ACCPAC of $60 million, net of tax. In the second quarter of fiscal year 2005, the Company recorded an adjustment to the gain on disposal of $2 million, net of tax.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE J – ACQUISITIONS

During the third quarter of fiscal year 2005, the Company acquired the common stock of Netegrity in a cash transaction of approximately $439 million. In addition, the Company acquired options to acquire the common stock of Netegrity and incurred acquisition costs of approximately $9 million and $5 million, respectively, for an aggregate purchase price of approximately $453 million. Netegrity was a provider of business security software, principally in the areas of identity and access management, and the Company has made Netegrity’s identity and access management solutions available both as independent products and as integrated components of the Company’s eTrust Identity and Access Management Suite. The acquisition of Netegrity has been accounted for as a purchase and, accordingly, its results of operations have been included in the Consolidated Condensed Financial Statements since the date of its acquisition, November 24, 2004. The acquisition cost of Netegrity has been allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition as follows:

(in millions)
Cash and marketable securities	$97
Deferred income taxes, net	(39)
Liabilities assumed, net	(11)
Purchased software products	37
Customer relationships	41
Trademarks/tradenames	26
Goodwill	302

Purchase price	$453

Purchased software products and customer relationships will be amortized over 7 years and 12 years, respectively. The Netegrity acquisition contributed approximately $15 million of revenue for the three- month and nine-month periods ended December 31, 2004.

The Company has not yet completed its analysis of the purchase price allocation related to the Netegrity acquisition. In particular, the analysis of the fair value of acquired net operating losses (NOLs) is not yet complete. Such analysis is expected to be completed by the third quarter of fiscal year 2006 and adjustments to the purchase price allocation, if any, will be made at that time.

During the second quarter of fiscal year 2005, the Company acquired PestPatrol, a privately held provider of anti-spyware solutions for approximately $40 million. This acquisition, which was integrated into the Company’s eTrust Threat Management software product portfolio, did not have a material impact on the Company’s financial results for either the three-month or nine-month periods ended December 31, 2004.

The Company acquired several businesses prior to fiscal year 2000. Other than Netegrity, the Company did not complete any acquisitions after March 2000 that generated additional acquisition-related liabilities. Accrued acquisition-related costs and changes in these accruals were as follows:

	Duplicate
	Facilities &	Employee
	Other Costs	Costs
	(in millions)
Balance at March 31, 2003	$74	$23
Settlements	(10)	(9)
Adjustments	(6)	(2)

Balance at March 31, 2004	$58	$12
Additions	8	3
Settlements	(12)	(4)

Balance at December 31, 2004	$54	$11

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2004

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

NOTE K – RESTRUCTURING PLAN

In September 2004, the Company announced a restructuring plan to more closely align its resources with strategic growth opportunities. The plan included a workforce reduction of approximately five percent or 800 positions worldwide, primarily all of which have been completed as of December 31, 2004. The Company anticipates the total restructuring plan will cost approximately $35 million related to severance and associated benefits. As of the third quarter of fiscal year 2005, approximately $28 million of this cost has been expensed, with the remaining amount expected to be incurred by the end of the fiscal year or shortly thereafter. As of December 31, 2004, the Company has paid approximately $20 million under the restructuring plan. The remaining liability is included in “Accrued expenses and other current liabilities” on the Consolidated Condensed Balance Sheets.

NOTE L – CONTINGENCIES

Stockholder Class Action and Derivative Lawsuits Filed Prior to 2004

The Company, its former Chairman and CEO Charles B. Wang, its former Chairman and CEO Sanjay Kumar, and its Executive Vice President Russell M. Artzt were defendants in a number of stockholder class action lawsuits, the first of which was filed July 23, 1998, alleging that a class consisting of all persons who purchased the Company’s Common Stock during the period from January 20, 1998 until July 22, 1998 were harmed by misleading statements, misrepresentations, and omissions regarding the Company’s future financial performance. These cases, which sought monetary damages, were consolidated into a single action in the United States District Court for the Eastern District of New York (the “Federal Court”), the proposed class was certified, and discovery was completed. Additionally, in February and March 2002, a number of stockholder lawsuits were filed in the Federal Court against the Company and Messrs. Wang, Kumar, Ira H. Zar, the Company’s former Chief Financial Officer, and in one instance, Mr. Artzt. The lawsuits generally alleged, among other things, that the Company made misleading statements of material fact or omitted to state material facts necessary in order to make the statements, in light of the circumstances under which they were made, not misleading in connection with the Company’s financial performance. Each of the named individual plaintiffs in the 2002 lawsuits sought to represent a class consisting of purchasers of the Company’s Common Stock and call options and sellers of put options for the period from May 28, 1999, through February 25, 2002. The 2002 cases were consolidated, and the Company’s former independent auditor, Ernst & Young LLP, was named as a defendant. In addition, in May 2003, a class action lawsuit captioned John A. Ambler v. Computer Associates International, Inc., et al. was filed in the Federal Court. The complaint in this matter, a purported class action on behalf of the Computer Associates Savings Harvest Plan (the “CASH Plan”) and the participants in, and beneficiaries of the CASH Plan for a class period running from March 30, 1998, through May 30, 2003, asserted claims of breach of fiduciary duty under ERISA, the federal Employee Retirement Income Security Act. The named defendants were the Company, the Company’s Board of Directors, the CASH Plan, the Administrative Committee of the CASH Plan, and the following current or former employees and/or directors of the Company: Charles B. Wang; Sanjay Kumar; Ira Zar; Russell M. Artzt; Peter A. Schwartz; Charles P. McWade; and various unidentified alleged fiduciaries of the CASH Plan. The complaint alleged that the defendants breached their fiduciary duties by causing the CASH Plan to invest in Company securities and sought damages in an unspecified amount.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2004

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

On August 25, 2003, the Company announced the settlement of all outstanding litigation related to the above-referenced stockholder and derivative actions as well as the settlement of an additional derivative action filed in the Federal Court in connection with the settlement. As part of the class action settlement, which was approved by the Federal Court in December 2003, the Company agreed to issue a total of up to 5.7 million shares of Common Stock to the shareholders represented in the three class action lawsuits, including payment of attorneys’ fees. In January 2004, approximately 1.6 million settlement shares were issued along with approximately $3.3 million to the plaintiffs’ attorneys for attorney fees and related expenses. In March 2004, approximately 0.2 million settlement shares were issued to participants and beneficiaries of the CASH Plan. On October 8, 2004, the Federal Court signed an order approving the distribution of the remaining 3.8 million settlement shares, less administrative expenses. The order was amended in December 2004. The Company issued the remaining 3.8 million settlement shares in December 2004. Of the 3.8 million settlement shares, approximately 51,000 were used for the payment of administrative expenses in connection with the settlement, approximately 76,000 were liquidated for cash distributions to class members entitled to receive a cash distribution and the remaining settlement shares were distributed to class members entitled to receive a distribution of shares.

In settling the derivative suit, which settlement was also approved by the Federal Court in December 2003, the Company committed to maintain certain corporate governance practices. Under the settlement, the Company and the individual defendants were released from any potential claim by shareholders relating to accounting-related or other public statements made by the Company or its agents from January 1998 through February 2002 (and from January 1998 through May 2003 in the case of the employee ERISA action), and the individual defendants were released from any potential claim by the Company or its shareholders relating to the same matters. Ernst & Young LLP is not a party to the settlement. The settlement was reviewed by the independent directors who chair the Corporate Governance, Audit, and Compensation and Human Resource Committees of the Board of Directors as well as by all non-interested, independent directors who were not named in any of the suits. It was also approved by the Board’s independent directors as a whole.

On October 5 and December 9, 2004, two purported Company shareholders filed motions to vacate the Order of Final Judgment and Dismissal entered by the Federal Court in December 2003 in connection with the settlement of the derivative action. These motions primarily seek to void the releases that were granted to the individual defendants under the settlement. On December 7, 2004, a motion to vacate the Order of Final Judgment and Dismissal entered by the Federal Court in December 2003 in connection with the settlement of the 1998 and 2002 stockholder lawsuits discussed above was filed by Sam Wyly and certain related parties. The motion seeks to reopen the settlement to permit the moving shareholders to pursue individual claims against certain present and former officers of the Company. The motion states that the moving shareholders do not seek to file claims against the Company. These motions are in the process of being briefed and are currently scheduled to be submitted to the Federal Court on March 11, 2005.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2004

The Government Investigation

In 2002, the United States Attorney’s Office for the Eastern District of New York (USAO) and the staff of the Northeast Regional Office of the Securities Exchange Commission (SEC) commenced an investigation concerning certain of the Company’s past accounting practices, including the Company’s revenue recognition procedures in periods prior to the adoption of the Company’s Business Model in October 2000.

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

Following the Audit Committee’s preliminary report and at its recommendation, the Company asked for and received the resignations of four executives who oversaw the relevant financial operations during the period in question, including the Company’s then Chief Financial Officer, Ira Zar. On January 22, 2004, one of these individuals pleaded guilty to federal criminal charges of conspiracy to obstruct justice in connection with the ongoing investigation. On April 8, 2004, Mr. Zar and two other executives pleaded guilty to charges of conspiracy to obstruct justice and conspiracy to commit securities fraud in connection with the investigation, and Mr. Zar also pleaded guilty to committing securities fraud. The SEC filed related actions against each of the four executives alleging that they participated in a widespread practice that resulted in the improper recognition of revenue by the Company. Without admitting or denying the allegations in the complaints, Mr. Zar and two other executives each consented to a permanent injunction against violating, or aiding and abetting violations of, the securities laws, and also to a permanent bar from serving as an officer or director of a publicly held company. Litigation against the four executives with respect to the SEC’s claims for disgorgement and penalties is continuing.

A number of other employees, primarily in the Company’s legal and finance departments were terminated or resigned as a result of matters under investigation by the Audit Committee, including Steven Woghin, the Company’s former General Counsel. Stephen Richards, the Company’s former Executive Vice President of Sales, resigned from his position and was relieved of all duties in April 2004, and left the Company at the end of June 2004. Additionally, on April 21, 2004, Sanjay Kumar resigned as Chairman, a director and Chief Executive Officer of the Company, and assumed the role of Chief Software Architect. Thereafter, Mr. Kumar resigned from the Company effective June 30, 2004.

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

On September 22, 2004, the Company reached agreements with the USAO and the SEC by entering into a Deferred Prosecution Agreement (the “DPA”) with the USAO and the SEC’s filing of a Final Consent Judgment in the Federal Court. The Federal Court approved the DPA on September 22, 2004 and entered the Final Consent Judgment on September 28, 2004. The agreements resolve the USAO and SEC

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2004

investigations into certain of the Company’s past accounting practices, including its revenue recognition policies and procedures, and obstruction of their investigations.

Pursuant to the DPA, the Company has agreed to establish a $225 million fund for purposes of restitution to current and former stockholders of the Company, with $75 million to be paid within 30 days of the date of approval of the DPA by the Court, $75 million to be paid within one year after the approval date and $75 million to be paid within 18 months after the approval date. These funds are to be distributed by a Fund Administrator, proposed by the Company and approved by the USAO under a process commencing within 30 days of the date of approval of the DPA by the Court, pursuant to the Fund Administrator’s “Restitution Plan,” to be approved by the USAO and the Court under a process to commence within six months after the Fund Administrator’s appointment. The Company has made the first $75 million payment and Kenneth Feinberg has been appointed as Fund Administrator. The payment of these restitution funds is in addition to the amounts, payable in Company’s shares and/or cash, that the Company previously agreed to provide current and former stockholders in settlement of certain private litigation in August 2003 (refer to “Stockholder Class Action and Derivative Lawsuits Filed Prior to 2004”). The Company has also agreed, among other things, to take the following actions by December 31, 2005: (1) adding a minimum of two new independent directors to its Board of Directors; (2) establishing a Compliance Committee of the Board of Directors; (3) implementing an enhanced compliance and ethics program, including appointing a Chief Compliance Officer; and (4) reorganizing its Finance and Internal Audit Departments. The Company has since appointed a Chief Compliance Officer. Under the DPA and the Final Consent Judgment, the Company has further agreed to appoint an Independent Examiner to examine the Company’s practices for the recognition of software license revenue, its ethics and compliance policies and other matters. The Independent Examiner will also review the Company’s compliance with the DPA and will report its findings and recommendations to the USAO, SEC and Board of Directors within six months after appointment and quarterly thereafter. The Independent Examiner must be approved by the USAO, the SEC and the Court, and will serve for a term of 18 months after appointment, subject to extension by the USAO and SEC.

Pursuant to the DPA, the USAO will defer and subsequently dismiss prosecution of a two-count information filed against the Company charging it with committing securities fraud and obstruction of justice if the Company abides by the terms of the DPA, which currently is set to expire within 30 days after the 18-month term of the DPA which begins to run on the date of the Court’s order approving the appointment of the Independent Examiner or at the time the Independent Examiner’s term of engagement is completed, whichever is later. In certain circumstances the term of the DPA may be extended. Pursuant to the Final Consent Judgment with the SEC, the Company is permanently enjoined from violating Section 17(a) of the Securities Act of 1933 (the “Securities Act”), Sections 10(b), 13(a) and 13(b)(2) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rules 10b-5, 12b-20, 13a-1 and 13a-13 under the Exchange Act. Pursuant to the DPA, the Company has also agreed to comply in the future with federal criminal laws, including securities laws. In addition, the Company has agreed not to make any public statement, in litigation or otherwise, contradicting its acceptance of responsibility for the accounting and other matters that are the subject of the investigations, or the related allegations by the USAO, as set forth in the DPA.

Under the DPA and the Final Consent Judgment, the Company also is required to cooperate fully with the USAO and SEC concerning their ongoing investigations into the misconduct of any present or former employees of the Company. The Company has also agreed to fully support efforts by the USAO and SEC to obtain disgorgement of compensation from any present or former officer of the Company who engaged in any improper conduct while employed at the Company.

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
DECEMBER 31, 2004

to the DPA, has committed any federal crime after the date of the DPA or has knowingly, intentionally and materially violated any provision of the DPA (including any of those described above). Also, as indicated above, the USAO and SEC may require that the term of the DPA be extended beyond 18 months.

Also on September 22, 2004, Steven Woghin, the Company’s former General Counsel, pled guilty to conspiracy to commit securities fraud and obstruction of justice under a two-count information filed against him by the USAO. The SEC also filed a complaint against Mr. Woghin alleging that he violated Section 17(a) of the Securities Act, Sections 10(b) and 13(b)(5) of the Exchange Act, and Rules 10b-5 and 13b2-1 thereunder. The complaint further alleged that under Section 20(e) of the Exchange Act, Mr. Woghin aided and abetted the Company’s violations of Sections 10(b), 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. Mr. Woghin consented to a partial judgment imposing a permanent injunction against him from committing such violations in the future and a permanent bar from being an officer or director of a public company. The SEC’s claims for disgorgement and civil penalties against Mr. Woghin are pending.

Additionally on September 22, 2004, the SEC filed complaints against Sanjay Kumar and Stephen Richards alleging that they violated Section 17(a) of the Securities Act, Sections 10(b) and 13(b)(5) of the Exchange Act, and Rules 10b-5 and 13b2-1 thereunder. The complaints further alleged that under Section 20(e) of the Exchange Act, Messrs. Kumar and Richards aided and abetted the Company’s violations of Sections 10(b), 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder.

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

The Company continues to cooperate with the USAO and the staff of the SEC in connection with their ongoing investigation of individuals who were involved in the Company’s past improprieties. The Company’s Board of Directors is continuing to review the matter of compensation paid or due to individuals subject to the investigation, and possibly other persons. The Board intends to take such action as it deems in the best interests of the Company and its stockholders in relation to such compensation.

Derivative Actions Filed in 2004

In June 2004, a purported derivative action was filed in the Federal Court by Ranger Governance Ltd. against certain current or former employees and/or directors of the Company. In July 2004, two additional purported derivative actions were filed in the Federal Court by Company shareholders against certain current or former employees and/or directors of the Company. In November 2004, the Federal Court issued an order consolidating these three derivative actions. The plaintiffs filed a consolidated amended complaint (the “Consolidated Complaint”) on January 7, 2005. The Consolidated Complaint names as defendants Charles B. Wang; Sanjay Kumar; Ira H. Zar; David Kaplan; David Rivard; Lloyd Silverstein; Russell M. Artzt; Alfonse D’Amato; Stephen Richards; Michael A. McElroy; Charles P. McWade; Peter A. Schwartz; Gary Fernandes; Robert E. La Blanc; Lewis S. Ranieri; Jay W. Lorsch; Kenneth Cron, Walter P. Schuetze; Willem deVogel; Richard Grasso, Roel Pieper, Steven Woghin; KPMG LLP; and Ernst & Young LLP. The Company is named as a nominal defendant. The Consolidated Complaint alleges a claim against Messrs. Wang, Kumar, Zar, Kaplan, Rivard, Silverstein, Artzt, D’Amato, Richards, McElroy, McWade, Schwartz, Fernandes, La Blanc, Ranieri, Lorsch, Cron, Schuetze, deVogel, Grasso, Pieper and Woghin for contribution towards the consideration the Company had previously agreed to provide current and former stockholders in

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2004

settlement of certain class action litigation commenced against the Company and certain officers and directors in 1998 and 2002 (refer to “Stockholder Class Action and Derivative Lawsuits Filed Prior to 2004”) as well as all damages suffered by the Company in connection with the USAO and SEC investigations (refer to “The Government Investigation”). The Consolidated Complaint also alleges a claim seeking unspecified relief against Messrs. Wang, Kumar, Zar, Kaplan, Rivard, Silverstein, Artzt, D’Amato, Richards, McElroy, McWade, Fernandes, La Blanc, Ranieri, Lorsch, Cron, Schuetze, deVogel and Woghin for violations of Section 14(a) of the Exchange Act for alleged false and material misstatements made in the Company’s proxy statements issued in 2002 and 2003. The Consolidated Complaint also alleges breach of fiduciary duty by Messrs. Wang, Kumar, Zar, Kaplan, Rivard, Silverstein, Artzt, D’Amato, Richards, McElroy, McWade, Schwartz, Fernandes, La Blanc, Ranieri, Lorsch, Cron, Schuetze, deVogel, Grasso, Pieper and Woghin. The Consolidated Complaint also seeks unspecified compensatory, consequential and punitive damages against Messrs. Wang, Kumar, Zar, Kaplan, Rivard, Silverstein, Artzt, D’Amato, Richards, McElroy, McWade, Schwartz, Fernandes, La Blanc, Ranieri, Lorsch, Cron, Schuetze, deVogel, Grasso, Pieper and Woghin based upon allegations of corporate waste and fraud. The Consolidated Complaint also seeks unspecified damages against Ernst & Young LLP and KPMG LLP, for breach of fiduciary duty and the duty of reasonable care, as well as contribution and indemnity under Section 14(a) of the Exchange Act. The Consolidated Complaint requests restitution and rescission of the compensation earned under the Company’s executive compensation plan by Messrs. Artzt, Kumar, Richards, Zar, Woghin, Kaplan, Rivard, Silverstein, Wang, McElroy, McWade and Schwartz. Additionally, pursuant to Section 304 of the Sarbanes-Oxley Act, the Consolidated Complaint seeks reimbursement of bonus or other incentive-based equity compensation received by defendants Wang, Kumar, Schwartz and Zar, as well as alleged profits realized from their sale of securities issued by the Company during the time periods they served as the Chief Executive Officer (Wang and Kumar) and Chief Financial Officer (Ira Zar) of the Company, respectively. On February 1, 2005, the Company established a Special Litigation Committee of independent members of its Board of Directors to control and determine the Company’s response to this litigation.

On August 9, 2004, a petition was filed by Sam Wyly and Ranger Governance, Ltd. against the Company in the District Court of Dallas County, Texas, seeking to obtain a declaratory judgment that plaintiffs did not breach two separation agreements they entered into with the Company in 2002 under which plaintiffs agreed to forgo proxy challenges for a period of five years in exchange for the Company’s agreement to undertake certain corporate governance reforms. Plaintiffs seek to obtain this declaratory judgment in order to commence a derivative suit on behalf of the Company. On September 3, 2004, the Company filed an answer to the petition and on September 10, 2004, the Company filed a notice of removal seeking to remove the action to federal court (where the action is currently pending). The Company subsequently moved to transfer the action to the United States District Court for the Eastern District of New York. That motion is still pending.

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

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2004

In September 2004, two complaints to compel production of the Company’s books and records, including files that have been produced by the Company to the USAO and SEC in the course of their joint investigation of the Company’s accounting practices (refer to “The Government Investigation”) were filed by two purported shareholders of the Company in Delaware Chancery Court pursuant to Section 220 of the Delaware General Corporation Law. The first complaint was filed on September 15, 2004, after the Company denied the purported shareholder access to some of the files requested in her initial demand, in particular files that had been produced by the Company to the USAO and SEC during the course of their joint investigation. This complaint concerns the inspection of certain Company documents to determine whether the Company has been involved in obstructing the joint investigation by the USAO and SEC and whether certain Company employees have breached their fiduciary duties to the Company and wasted corporate assets; these individuals include Sanjay Kumar, Charles Wang, Ira H. Zar, Lloyd Silverstein, Steven M. Woghin, Stephen Richards, Russell Artzt, Kenneth Cron, Alfonse D’Amato, Robert La Blanc, Lewis S. Ranieri, Jay Lorsch, Walter Schuetze, Alex Serge Vieux, Gary Fernandes, Willem de Vogel, Shirley Strum Kenny, Richard Grasso and Irving Goldstein. The second complaint, filed on September 21, 2004, concerns the inspection of documents related to Mr. Kumar’s compensation and the independence and ability of the Company’s Board of Directors to sue for return of that compensation. The Company filed answers to these complaints on October 15, 2004.

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

NOTE M – INCOME TAXES

The income tax expense from continuing operations for the three-month period ended December 31, 2004 includes a tax benefit of approximately $4 million resulting from the settlement of an IRS audit that was completed for the three-year period ending March 2000 and other matters from prior years.

The income tax benefit from continuing operations for the nine-month period ended December 31, 2004 includes the $4 million tax benefit described above and a $26 million tax benefit recognized in September 2004 attributable to an IRS refund received for additional tax benefits arising from foreign export sales in prior fiscal years.

NOTE N – SENIOR DEBT OFFERING AND 2004 CREDIT FACILITY

In November 2004, the Company issued an aggregate of $1 billion of unsecured Senior Notes (2005 Senior Notes) in a transaction pursuant to Rule 144A under the Securities Act of 1933 (Rule 144A). The Company issued $500 million of 4.75%, 5-year notes due November 2009 and $500 million of 5.625%, 10-year notes due November 2014. The Company has the option to redeem the 2005 Senior Notes at any time, at redemption prices equal to the greater of (i) 100% of the aggregate principal amount of the notes of such series being redeemed and (ii) the present value of the principal and interest payable over the life of the 2005 Senior Notes, discounted at a rate equal to 15 basis points and 20 basis points for the 5-year notes and 10-year notes, respectively, over a comparable U.S. Treasury bond yield. The maturity of the 2005 Senior Notes may be accelerated by the holders upon certain events of default, including failure to make payments when due and failure to comply with covenants in the 2005 Senior Notes. The 5-year notes were issued at a price equal to 99.861% of the principal amount and the 10-year notes at a price equal to 99.505% of the principal amount for resale under Rule 144A and Regulation S. The Company also agreed for the benefit of the holders to register the 2005 Senior Notes under the Securities Act of 1933 so that the 2005 Senior Notes may be sold in

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2004

the public market. If the Company does not meet certain deadlines for filing and effectiveness of the registration statement, the interest rate on the 2005 Senior Notes will increase by 25 basis points for up to 90 days and by an additional 25 basis points thereafter, until the delay is cured.

It is the Company’s intention to use the net proceeds from this issuance to repay the $825 million of the 6.375% Senior Notes that are due in April 2005. The remaining net proceeds will be used for general corporate purposes.

The Company capitalized the transaction fees associated with the 2005 Senior Notes, which totaled approximately $6 million. These fees are being amortized over the period through maturity of the 2005 Senior Notes in the “Interest expense, net” line item on the Consolidated Condensed Statement of Operations.

In December 2004, the Company entered into an unsecured, revolving credit facility (the 2004 Revolving Credit Facility). The new credit facility replaces the 2002 Revolving Credit Facility that was due to expire in January 2005; that facility was terminated effective December 2, 2004 and was undrawn as of that date. The maximum amount that may be outstanding at any time under the 2004 Revolving Credit Facility is $1 billion. The 2004 Revolving Credit Facility expires in December 2008 and no amount was drawn as of December 31, 2004.

Borrowings under the 2004 Revolving Credit Facility will bear interest at a rate dependent on the Company’s credit ratings at the time of such borrowings and will be calculated according to a base rate or a Eurocurrency rate, as the case may be, plus an applicable margin and utilization fee. Depending on the Company’s credit rating at the time of borrowing, the applicable margin can range from 0% to 0.325% for a base rate borrowing and from 0.50% to 1.325% for a Eurocurrency borrowing, and the utilization fee can range from 0.125% to 0.250%. At the Company’s current credit ratings, the applicable margin would be 0% for a base rate borrowing and 0.70% for a Eurocurrency borrowing, and the utilization fee would be 0.125%. In addition, the Company must pay facility fees quarterly at rates dependent on the Company’s credit ratings. Depending on the Company’s credit rating, the facility fees can range from 0.125% to 0.30% of the aggregate amount of each lender’s full revolving credit commitment (without taking into account any outstanding borrowings under such commitments). At the Company’s current credit ratings, the facility fee is 0.175% of the aggregate amount of each lender’s revolving credit commitment.

The 2004 Revolving Credit Facility Agreement contains customary covenants for transactions of this type, including two financial covenants: (i) for the 12-months ending each quarter-end, the ratio of consolidated debt for borrowed money to consolidated cash flow, each as defined in the Credit Agreement, must not exceed 3.25 for the quarter ending December 31, 2004 and 2.75 for quarters ending March 31, 2005 and thereafter; and (ii) for the 12-months ending each quarter-end, the ratio of consolidated cash flow to the sum of interest payable on, and amortization of debt discount in respect of, all consolidated debt for borrowed money, as defined in the Credit Agreement, must not be less than 5.00. In addition, as a condition precedent to each borrowing made under the Credit Agreement, as of the date of such borrowing, (i) no event of default shall have occurred and be continuing and (ii) the Company is to reaffirm that the representations and warranties made in the Credit Agreement (other than the representation with respect to material adverse changes, but including the representation regarding the absence of certain material litigation) are correct.

The Company capitalized the transaction fees associated with the 2004 Revolving Credit Facility, which totaled approximately $6 million. The Company is amortizing these fees over the four year term of the 2004 Revolving Credit Facility to “Interest expense, net” on the Consolidated Condensed Statements of Operations.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE O – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123(R). Refer to Note D, “Accounting for Stock-Based Compensation,” for a discussion of this new accounting pronouncement.

In October 2004, the American Jobs Creation Act of 2004 was signed into law. This act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided that certain criteria are met. In addition, on December 21, 2004, the FASB issued FASB Staff Position (FSP) No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. The Company expects to complete its assessment on its plans for reinvestment and the associated effect of the one-time deduction by the end of fiscal year 2005. The Company estimates that under these provisions it could repatriate up to $500 million, with an associated tax cost of approximately 5.25% of any amount repatriated.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges beginning in the Company’s second quarter of fiscal year 2006. The Company does not believe that the adoption of SFAS No. 153 will have a material effect on the Company’s consolidated financial statements.

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

QUARTERLY UPDATE

•	In September 2004, we announced a restructuring plan to more closely align our resources with strategic growth opportunities. The original estimate of the plan included a workforce reduction of approximately five percent or 800 positions worldwide, a cost of approximately $40 million, and anticipated annual savings of approximately $70 million once the reductions were fully implemented. As of December 31, 2004, primarily all of the reductions have taken place. We have updated the estimated cost of the plan associated with the workforce reduction to be approximately $35 million and as of the third quarter of fiscal year 2005, $28 million of this cost has been expensed. As of December 31, 2004, we have paid approximately $20 million under the restructuring plan. We anticipate consolidating certain facilities as a result of the restructuring and may incur additional costs in the fourth quarter of fiscal year 2005.

•	In November 2004, we completed a private placement of $500 million aggregate principal amount of 4.75%, 5-year senior unsecured notes and $500 million aggregate principal amount of 5.625%, 10-year senior unsecured notes (2005 Senior Notes). Refer to Note N, “Senior Debt Offering and 2004 Credit Facility,” of the Notes to the Consolidated Condensed Financial Statements and “Liquidity and Capital Resources” section of this Management’s Discussion and Analysis (MD&A) for additional information.

•	In November 2004, John Swainson was named President and CEO-elect of the Company and was elected to the Company’s Board of Directors. Mr. Swainson was named CEO in February 2005.

•	In November 2004, we completed the acquisition of Netegrity, Inc. (Netegrity) a leading provider of security software solutions in the area of access and identity management, in a transaction valued at approximately $453 million. Refer to Note J, “Acquisitions,” of the Notes to the Consolidated Condensed Financial Statements for additional information.

•	In December 2004, we entered into a new, four-year $1 billion unsecured revolving credit facility. The new credit facility expires in December 2008 and replaces the $470 million unsecured revolving credit facility, which was undrawn and set to expire in January 2005. No amount is currently drawn under the new facility. Refer to Note N, “Senior Debt Offering and 2004 Credit Facility,” of the Notes to the Consolidated Condensed Financial Statements and “Liquidity and Capital Resources” section of this MD&A for additional information.

•	In December 2004, we issued all remaining shares of common stock in connection with our settlement of the Class Action Litigation. Refer to Part II, Item I, “Legal Proceedings” for additional information.

•	In February 2005, Robert W. Davis was named Executive Vice President and CFO of the Company effective March 1, 2005.

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

Our subscription-based Business Model is unique among our competitors in the software industry, and it may therefore be difficult to compare our results for many of our performance indicators with those of our competitors. The following is a summary of the principal quantitative performance indicators that management uses to review performance:

	For the Three Months
	Ended December 31,			Percent
	2004	2003	Change	Change

	(dollars in millions)
Subscription revenue	$623	$506	$117	23%
Total revenue	$911	$837	$74	9%
Subscription revenue as a percent of total revenue	68%	60%	8%	13%
New deferred subscription revenue (direct)	$845	$670	$175	26%
New deferred subscription revenue (indirect)	$53	N/A	N/A	N/A
Weighted average license agreement duration in years (direct)	2.95	2.90	0.05	2%
Cash from continuing operating activities	$366	$339	$27	8%
Income from continuing operations	$36	$17	$19	112%

	For the Nine Months
	Ended December 31,			Percent
	2004	2003	Change	Change

	(dollars in millions)
Subscription revenue	$1,784	$1,426	$358	25%
Total revenue	$2,626	$2,426	$200	8%
Subscription revenue as a percent of total revenue	68%	59%	9%	15%
New deferred subscription revenue (direct)	$2,024	$1,462	$562	38%
New deferred subscription revenue (indirect)	$94	N/A	N/A	N/A
Weighted average license agreement duration in years (direct)	2.88	2.80	0.08	3%
Cash from continuing operating activities	$791	$692	$99	14%
Loss from continuing operations	$(5)	$(65)	$60	(92)%

	Dec. 31,	March 31,		Percent
	2004	2004	Change	Change

	(dollars in millions)
Total cash, cash equivalents, and marketable securities	$3,325	$1,902	$1,423	75%
Total debt	$3,297	$2,300	$997	43%

NA – Not Applicable due to the business model in place at that time.

Analyses of our performance indicators, including general trends, can be found in the “Results of Operations” and “Liquidity and Capital Resources” sections of this MD&A. The performance indicators discussed below are those that we believe are unique in our industry because of our subscription-based Business Model.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

New Deferred Subscription Revenue — Since introducing the Business Model in October 2000, new deferred subscription revenue has represented the total undiscounted incremental value (contract value) of subscription software licenses sold in the current period. In the second quarter of fiscal year 2005, we began offering more flexible license terms to our channel partners, necessitating ratable recognition of revenue for the majority of our indirect business. Prior to July 1, 2004, such channel license revenue had been recorded on a sell-through basis and reported on the “Software fees and other” line item on the Consolidated Condensed Statements of Operations. New deferred subscription revenue excludes the value associated with maintenance-only license agreements, license-only indirect sales, and professional services arrangements. New deferred subscription revenue is what we expect to collect over time from our customers. This amount is recognized as subscription revenue ratably over the applicable software license term. The license agreements that contribute to new deferred subscription revenue represent binding payment commitments by customers over periods generally up to three years. New deferred subscription revenue is sometimes referred to as “bookings” and is used by management as a gauge of the level of business activity in a particular quarter. Our bookings typically increase in each consecutive fiscal quarter, with the fourth quarter being the strongest.

The contribution to current period revenue from new deferred subscription revenue from any single license agreement is relatively small, since revenue is recognized ratably over the applicable license agreement term. This diminishes the importance of having to complete transactions prior to the end of a particular quarter and allows us to enter into agreements on more favorable terms to the Company.

Weighted Average License Agreement Duration in Years — The weighted average license agreement duration in years reflects the duration of all software licenses executed during a period, weighted to reflect the contract value of each individual software license.

RESULTS OF OPERATIONS

The following table presents the percentage of total revenue and the percentage of period-over-period dollar change for the revenue line items on our Consolidated Condensed Statements of Operations for the three-month and nine-month periods ended December 31, 2004 and 2003. These comparisons of financial results are not necessarily indicative of future results.

	For the Three Months			For the Nine Months
	Ended December 31,			Ended December 31,
	Percentage		Percentage	Percentage		Percentage
	of		Change in	of		Change in
	Total		Dollar	Total		Dollar
	Revenue		Amount	Revenue		Amount
			2004/			2004/
	2004	2003	2003	2004	2003	2003
Revenue
Subscription revenue	68%	60%	23%	68%	59%	25%
Software fees and other	8%	10%	(11%)	8%	9%	(10%)
Maintenance	14%	17%	(13%)	14%	19%	(17%)
Financing fees	3%	5%	(47%)	3%	6%	(42%)
Professional services	7%	7%	8%	7%	7%	3%
Total revenue	100%	100%	9%	100%	100%	8%

Note: amounts may not add due to rounding.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Revenue:

Total Revenue

Total revenue for the quarter ended December 31, 2004 increased $74 million, or 9% from the prior year comparable quarter, to $911 million. The increase was partially attributable to the sales of Netegrity products in the third quarter which contributed approximately $15 million of revenue to the current quarter. There was a positive impact to revenue of approximately $32 million due to fluctuations in foreign currency rates; as our international contracts are denominated in local currencies, the strengthening of both the euro and the British pound as well as certain other currencies, against the U.S. dollar positively impacted our revenue. In addition, the increase in total revenue was also partially a result of the transition to the Business Model, which contributed additional subscription revenue from the prior fiscal year period. These increases were partially offset by decreases in maintenance and financing fees resulting from how these items are accounted for under the Business Model. The recognition of maintenance and financing fees under our Business Model is described further under “Subscription Revenue” in this MD&A. Our revenues were further negatively impacted by the fact that, compared to the prior year, revenue from certain contracts in our channel business is now recognized ratably, and as a result, the majority of the revenue under these agreements is recorded as new deferred subscription revenue, which will be ratably recognized into Subscription Revenue in future periods.

Total revenue for the nine-month period ended December 31, 2004 increased $200 million, or 8%, from the prior year comparable period to $2.63 billion. Similar to the quarter ended December 31, 2004 compared to the quarter ended December 31, 2003, the increase was partially attributable to the sales of Netegrity products in the third quarter, which contributed approximately $15 million of revenue to the current period and a positive impact to revenue of approximately $83 million due to changes in foreign currency rates. The increase in total revenue can also be attributed to the transition to the Business Model, which contributed additional subscription revenue from the prior fiscal year period, partially offset by decreases in maintenance and financing fees resulting from how these items are accounted for under the Business Model. In addition, our revenues were further negatively impacted by the fact that revenue from certain contracts in our channel business is now recognized ratably, and as a result, the majority of the revenue under these agreements is recorded as new deferred subscription revenue, which will be ratably recognized into Subscription Revenue in future periods.

Subscription Revenue

Subscription revenue for the quarter ended December 31, 2004 increased $117 million, or 23%, from the comparable prior year quarter, to $623 million. The increase was primarily due to an increase in new deferred subscription revenue from previous periods. For the quarters ended December 31, 2004 and 2003, we added new deferred subscription revenue related to our direct business of $845 million and $670 million, respectively. Licenses executed under our Business Model in the quarters ended December 31, 2004 and 2003 had weighted average durations of 2.95 and 2.90 years, respectively. Annualized deferred subscription revenue represents the total value of all new software license agreements entered into during a period divided by the weighted average duration of all such license agreements recorded during the same period. Annualized deferred subscription revenue related to our direct business increased approximately $55 million, or 24%, for the quarter ended December 31, 2004 over the comparable prior year quarter to $286 million. We recorded $53 million of new deferred subscription revenue for the quarter ended December 31, 2004 related to our indirect business. Subscription revenue was further increased as a result of how we record maintenance revenue under our Business Model as described below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Subscription revenue for the nine months ended December 31, 2004 increased $358 million, or 25%, from the comparable prior year period to $1.78 billion. The increase for the nine-month period is attributable to the same factors as described above for the third quarter increase. Annualized deferred subscription revenue related to our direct business increased approximately $186 million, or 36%, for the nine-month period ended December 31, 2004 over the comparable prior year period to approximately $703 million. We recorded $94 million of new deferred subscription revenue for the nine-month period ended December 31, 2004 related to our indirect business.

Under the prior business model, maintenance revenue was separately identified and was reported on the “Maintenance” line item on the Consolidated Condensed Statements of Operations. Under our Business Model, maintenance that is bundled with product sales and not separately identified in our customers’ license agreements is included on the “Subscription revenue” line item on the Consolidated Condensed Statements of Operations. Under the prior business model, finance revenue was separately identified on the Consolidated Condensed Statements of Operations. Under our Business Model, financing fees are no longer applicable and the entire contract value is recognized as subscription revenue over the term of the contract. The quantification of the impact that each of these factors had on the increase in subscription revenue is not determinable.

Software Fees and Other

Software fees and other revenue primarily consist of royalties and revenue related to distribution and original equipment manufacturer (OEM) partners that has been recorded on a sell-through basis. Revenue related to distribution partners and OEMs is sometimes referred to as “indirect” or “channel” revenue. Software fees and other revenue for the third quarter of fiscal year 2005 decreased $9 million, or 11%, from the comparable prior year quarter to $75 million. Software fees and other revenue for the quarter ended December 31, 2004 includes approximately $12 million of license revenue associated with the sale of Netegrity products. In the second quarter of fiscal year 2005, we began offering more flexible license terms to our channel partners, which necessitates the deferral of revenue for the majority of our channel business. The ratable recognition of this deferred revenue is reflected on the “Subscription revenue” line item on the Consolidated Condensed Statements of Operations. The Company experienced a 17% increase in the dollar amount of indirect license contract bookings in the third quarter of fiscal year 2005 as compared with the third quarter of the prior fiscal year. The increase in bookings resulted in $53 million in new deferred subscription revenue related to the channel business that will be deferred and recognized ratably as “Subscription revenue” over the term of the applicable software license. In addition, $10 million of indirect maintenance was deferred, which will be amortized into revenue over the term of the arrangement on the “Maintenance” line item on the Consolidated Condensed Statements of Operations.

Software fees and other for the nine months ended December 31, 2004 decreased $22 million, or 10%, from the comparable prior year period to $204 million. The decrease is attributable to the same factors as described above for the third quarter decrease. The Company experienced a 22% increase in the dollar amount of indirect license contract bookings in the nine-month period ended December 31, 2004 versus the comparable prior fiscal year period. The increase in bookings resulted in $94 million in new deferred subscription revenue related to the channel business that will be deferred and recognized ratably as “Subscription revenue” over the term of the applicable software license. In addition, $42 million of indirect maintenance was deferred, which will be amortized into revenue over the term of the arrangement on the “Maintenance” line item on the Consolidated Condensed Statements of Operations. The decrease in software fees and other was partially offset by approximately $12 million of license revenue associated with the sale of Netegrity products, an approximate $10 million benefit associated with the resolution of a prior business model contract dispute in the second quarter of fiscal year 2005 and a one-time revenue adjustment of approximately $13 million in the first quarter of fiscal year 2005. The revenue adjustment related to revenue recognized from certain prior business model contracts, which had reduced revenue in prior periods.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Maintenance

As expected, maintenance revenue for the quarter ended December 31, 2004 decreased $19 million, or 13%, to $126 million from the comparable prior year quarter. This decrease in maintenance revenue reflects the transition to, and increased number of license agreements under, our Business Model where maintenance revenue, bundled along with license revenue, is reported on the “Subscription revenue” line item on the Consolidated Condensed Statements of Operations. The combined maintenance and license revenue on these types of license agreements is recognized on a monthly basis ratably over the term of the agreement. The decrease was partially offset by new maintenance revenue earned from customers who elected optional maintenance at the expiration of their non-term-based license agreements. The quantification of the impact that each of these factors has on the decrease in maintenance revenue is not determinable. Maintenance revenue from our indirect business for the three months ended December 31, 2004 increased $9 million from the comparable prior year period to $15 million.

Maintenance revenue for the nine months ended December 31, 2004 decreased $79 million, or 17%, from the comparable prior year period to $376 million. The decrease for the nine-month period is attributable to the same factors as described above for the third quarter decrease. Maintenance revenue from our indirect business for the nine months ended December 31, 2004 increased $30 million from the comparable prior year period to $44 million.

Financing Fees

Financing fees result from the initial discounting to present value of product sales with extended payment terms under the prior business model, which required up-front recognition of revenue. This discount initially reduced the related installment accounts receivable and was referred to as “Unamortized discounts.” The related unamortized discount is amortized over the life of the applicable license agreement and is reported as financing fees. Under our Business Model, additional unamortized discounts are no longer recorded, since we no longer recognize revenue on an up-front basis for sales of products with extended payment terms. As expected, for the quarter ended December 31, 2004, these fees decreased $20 million, or 47%, from the comparable prior year quarter to $23 million. The decrease is attributable to the discontinuance of license agreements offered under the prior business model, and financing fee revenue is expected to decline to zero over the next several years.

Financing fees for the nine months ended December 31, 2004 decreased $62 million, or 42%, from the comparable prior year period to $84 million. The decrease for the nine-month period is attributable to the same factors as described above for the third quarter decrease.

Professional Services

Professional services revenue for the quarter ended December 31, 2004 increased $5 million, or 8%, from the prior year comparable quarter to $64 million. The increase was primarily attributable to growth in security engagements, which utilize Access Control and Identity Management solutions as well as growth in IT Service and Asset Management solutions. These increases were partially offset by an increase in services sold in combination with related software products, which requires that such services revenue be recognized ratably over the life of the related software contract period.

Professional services revenue for the nine months ended December 31, 2004 increased $5 million, or 3%, from the prior year period to $178 million. Similar to the quarter ended December 31, 2004 compared to the quarter ended December 31, 2003, the increase was primarily attributable to an increase in services engagements as described above, partially offset by an increase in services sold in combination with related software products, which requires that such services revenue be recognized ratably over the life of the related software contract period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Total Revenue by Geography

The following table presents the amount of revenue earned from the North American and international geographic regions and corresponding percentage changes for the three-month and nine-month periods ended December 31, 2004 and 2003. These comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
	(dollars in millions)
	2004	2003	Change	2004	2003	Change
North American	$490	$452	8%	$1,447	$1,376	5%
International	421	385	9%	1,179	1,050	12%

	$911	$837	9%	$2,626	$2,426	8%

The increase in international revenue in the three-month and nine-month periods ended December 31, 2004 over the prior fiscal year comparable periods was attributable to increased contract bookings in prior periods associated with our European business. The increase in international revenue was also partially attributable to a positive impact to revenue from fluctuations in foreign currency exchange rates of approximately $32 million and $83 million for the three-month and nine-month periods ended December 31, 2004, respectively. The increase in foreign currency exchange in both periods is primarily associated with the strengthening of both the euro and the British pound versus the U.S. dollar.

Changes in product and services prices did not have a material impact on the three-month and nine-month periods ended December 31, 2004 or on the comparable prior fiscal year periods.

Expenses:

The following table presents expenses as a percentage of total revenue and the percentage of period-over-period dollar change for the line items on our Consolidated Condensed Statements of Operations for the three-month and nine-month periods ended December 31, 2004 and 2003. These comparisons of financial results are not necessarily indicative of future results.

	For the Three Months			For the Nine Months
	Ended December 31,			Ended December 31,
	Percentage		Percentage	Percentage		Percentage
	of		Change in	of		Change in
	Total		Dollar	Total		Dollar
	Revenue		Amount	Revenue		Amount
			2004/			2004/
	2004	2003	2003	2004	2003	2003
Operating expenses
Amortization of capitalized software costs	12%	14%	(3%)	13%	14%	(4%)
Cost of professional services	6%	6%	6%	6%	7%	3%
Selling, general and administrative	38%	37%	13%	38%	39%	5%
Product development and enhancements	18%	20%	1%	20%	20%	4%
Commission and royalties	10%	9%	21%	9%	8%	24%
Depreciation and amortization of other intangible assets	4%	4%	–	4%	4%	(3%)
Other losses, net	1%	3%	(73%)	–	2%	(80%)
Restructuring charge	–	–	–	1%	–	–
Shareholder litigation and government investigation settlements	2%	1%	125%	9%	7%	48%
Total operating expenses	91%	93%	6%	99%	100%	7%
Interest expense, net	3%	3%	–	3%	4%	(11%)

Note: amounts may not add due to rounding.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Amortization of Capitalized Software Costs

Amortization of capitalized software costs consists of the amortization of both purchased software and internally generated capitalized software development costs. Internally generated capitalized software development costs are related to new products and significant enhancements to existing software products that have reached technological feasibility. Amortization of capitalized software costs for the quarter ended December 31, 2004 decreased $4 million, or 3%, from the comparable prior year quarter to $112 million. This decrease was due primarily to the fact that certain purchased software assets have been fully amortized.

Amortization of capitalized software costs for the nine months ended December 31, 2004 decreased $14 million, or 4%, from the comparable prior year period to $335 million. This decrease was due primarily to the fact that certain purchased software assets have been fully amortized.

Cost of Professional Services

Cost of professional services consists primarily of the personnel related costs associated with providing professional services and training to customers. Cost of professional services for the quarter ended December 31, 2004 increased $3 million, or 6%, from the comparable prior year quarter to $57 million. Cost of professional services for the quarters ended December 31, 2004 and 2003 included $1 million and less than $1 million, respectively, of stock-based compensation expense associated with the Company’s adoption of the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 under the prospective method on April 1, 2003.

The improvement in professional services gross margin is attributable to a more effective utilization of professional staff associated with slightly reduced headcount and increased professional services revenue.

Cost of professional services for the nine months ended December 31, 2004 increased $5 million, or 3%, from the comparable prior year period to $166 million. Cost of professional services for the nine-month period ended December 31, 2004 and 2003 included approximately $2 million and less than $1 million, respectively, of stock-based compensation expense associated with the Company’s adoption of the fair value recognition provisions of SFAS No. 123.

Selling, General and Administrative (SG&A)

SG&A expenses for the quarter ended December 31, 2004 increased $39 million, or 13%, from the comparable prior year quarter, to $345 million. The increase was primarily attributable to an increase in personnel related costs, including approximately $9 million of cash and stock-based compensation expense associated with the appointment of our new President and CEO in November 2004. We also incurred an increase of approximately $6 million in stock-based compensation expense principally related to the Company’s adoption of the fair value recognition provisions of SFAS No. 123. SG&A for the quarters ended December 31, 2004 and 2003 included approximately $5 million and $11 million, respectively, of legal costs related to the government investigation.

SG&A expenses for the nine-month period ended December 31, 2004 increased $45 million, or 5%, compared to the prior fiscal year period to $989 million. The increase was primarily attributable to an increase in personnel related costs, including an increase of approximately $18 million in stock-based compensation expense principally related to the Company’s adoption of SFAS No. 123 as noted above as well as approximately $9 million of cash and stock-based compensation expense associated with the appointment of our new President and CEO. The nine-month period ended December 31, 2003 included a $15 million expense for severance and other termination benefits in connection with the reorganization of the U.S. channel sales organization and the creation of CA Technology Services in April 2003. As a result of the reorganization of the U.S. channel sales organization and the creation of CA Technology Services, we eliminated approximately 450 positions worldwide during the quarter ended June 30, 2003. Each of these actions enabled us to achieve efficiencies associated with certain redundant functions that resulted in the elimination of certain positions. The estimated annual cost savings of these actions was approximately $50

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

million. SG&A for the nine-month periods ended December 31, 2004 and 2003 included approximately $14 million and $16 million, respectively, of legal expenses related to the government investigation.

Product Development and Enhancements

For the quarter ended December 31, 2004, product development and enhancement expenditures, also referred to as research and development, increased $1 million, or 1%, from the comparable prior year quarter, to $168 million. For the quarters ended December 31, 2004 and 2003, product development and enhancement expenditures represented approximately 18% and 20% of total revenue, respectively. Product development and enhancements for the quarters ended December 31, 2004 and 2003 included approximately $4 million and $1 million, respectively, of stock-based compensation expense associated with the Company’s adoption of the fair value recognition provisions of SFAS No. 123. We continue to focus on and invest in product development and enhancements for emerging technologies such as wireless, Web services and on-demand computing, as well as a broadening of our enterprise product offerings.

Product development and enhancement expenditures for the nine-month period ended December 31, 2004, increased $20 million, or 4%, from the comparable prior year period to $514 million. For each of the nine-month periods ended December 31, 2004 and 2003, product development and enhancement expenditures represented approximately 20% of total revenue. Product development and enhancements for the nine-month period ended December 31, 2004 and 2003 included approximately $12 million and $3 million, respectively, of stock-based compensation expense associated with the Company’s adoption of the fair value recognition provisions of SFAS No. 123.

Commissions and Royalties

Commissions and royalties for the third quarter of fiscal year 2005 increased $16 million, or 21%, from the comparable prior year quarter, to $91 million. This increase was primarily due to the increase in new deferred subscription revenue recorded in the third quarter of fiscal year 2005 over the amount recorded in the third quarter of the prior fiscal year. Commissions are expensed in the period earned by employees, which is typically in the period we record the related new deferred subscription revenue.

Commissions and royalties for the nine months ended December 31, 2004 increased $44 million, or 24%, from the comparable prior year period to $226 million. The increase for the nine-month period was attributable to the same factors as described above for the third quarter increase.

Other Losses, Net

Other losses, net for the quarter ended December 31, 2004 decreased $16 million, or 73%, from the prior year third quarter to $6 million. This decrease was principally attributable to a reduction in expenses related to foreign currency exchange rate fluctuations.

Other losses, net for the nine months ended December 31, 2004 decreased $37 million, or 80%, from the prior year period to $9 million. This decrease was attributable to a $29 million reduction in expenses related to foreign currency exchange rate fluctuations and a $26 million reduction in costs related to legal proceedings. The decrease in other losses, net was reduced by an $18 million net gain on the sale of fixed assets in the prior fiscal year nine-month period.

Restructuring Charge

We recorded a charge of approximately $28 million in the second quarter of fiscal year 2005 for severance and other termination benefits in connection with our restructuring plan. The restructuring plan is designed to more closely align our investments with strategic growth opportunities and includes a workforce reduction of approximately five percent or 800 positions worldwide. The plan is expected to yield about $70 million in savings on an annualized basis, once the reductions are fully implemented. As of December 31, 2004, we have paid approximately $20 million under the restructuring plan. We anticipate consolidating certain facilities as a result of the restructuring and may incur additional costs in the fourth quarter of fiscal year 2005.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Shareholder Litigation and Government Investigation Settlements

All remaining shareholder litigation settlement shares were issued in December 2004. The final shareholder litigation settlement value of approximately $174 million was calculated using the New York Stock Exchange (NYSE) closing price of our common stock on December 14, 2004, the date the settlement shares were issued, and also includes certain administrative costs associated with the settlement. An initial estimate for the value of the shareholder litigation settlement was established on August 22, 2003. The chart below summarizes the NYSE closing price of our common stock and the estimated value of the shareholder litigation settlement since the initial estimate was established.

		Shareholder
	NYSE Closing	Litigation Settlement
	Stock Price	Estimated Value
		(in millions)
December 14, 2004	$31.03	$174
September 30, 2004	26.30	156
June 30, 2004	28.06	163
March 31, 2004	26.86	158
December 31, 2003	27.34	158
September 30, 2003	26.11	150
August 22, 2003	25.00	144

The shareholder litigation settlement expense in the third quarter of fiscal year 2005 of $18 million was a result of the increase in our stock price since September 30, 2004. The aggregate shareholder litigation settlement expense recorded since the settlement was $174 million, including $158 million in fiscal year 2004. Refer to Part II, Item 1, “Legal Proceedings” of this Form 10-Q for additional information.

In September 2004, we reached agreements with the United States Attorney’s Office for the Eastern District of New York (USAO) and the U.S. Securities and Exchange Commission (SEC) in connection with improper recognition of revenue and related reporting practices during the period January 1, 1998 through September 30, 2000, and the actions of former employees to impede the investigation. Under the related deferred prosecution agreement, we agreed, among other things, to establish a restitution fund of $225 million to compensate present and former Company shareholders for losses caused by the misconduct of certain former Company executives. In connection with the deferred prosecution agreement, we recognized $10 million in the fourth quarter of fiscal year 2004 and $218 million in the second quarter of fiscal year 2005 associated with the establishment of the shareholder restitution fund and related administrative fees. Refer to Part II, Item 1, “Legal Proceedings” for additional information.

Interest Expense, Net

Net interest expense for the third quarter of fiscal year 2005 was consistent with the prior fiscal year third quarter. Net interest expense was reduced by approximately $8 million when compared with the prior fiscal year third quarter as a result of additional interest income from an increase in our average cash balance. However, the decrease was offset by additional interest expense incurred as a result of the issuance of the 2005 Senior Notes in the third quarter of fiscal year 2005. Refer to Note N, “Senior Debt Offering and 2004 Credit Facility,” of the Notes to the Consolidated Condensed Financial Statements and “Liquidity and Capital Resources” section of this MD&A for additional information on our 2005 Senior Notes .

Net interest expense for the first nine months of fiscal year 2005 decreased $10 million, or 11%, as compared to the prior fiscal year comparable period to $79 million. The decrease in net interest expense was attributable to an increase in our average cash balance during the nine-month period ended December 31, 2004 as compared with the nine-month period ended December 31, 2003, which resulted in increase in interest income of approximately $15 million, partially reduced by additional interest expense incurred as a

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

result of the 2005 Senior Notes. Refer to Note N, “Senior Debt Offering and 2004 Credit Facility,” of the Notes to the Consolidated Condensed Financial Statements and “Liquidity and Capital Resources” section of this MD&A for additional information.

Income Taxes

The income tax expense from continuing operations for the three-month period ended December 31, 2004 includes a tax benefit of approximately $4 million resulting from the settlement of an IRS audit that was completed for the three-year period ending March 2000 and other matters from prior years.

The income tax benefit from continuing operations for the nine-month period ended December 31, 2004 includes the $4 million tax benefit described above and a $26 million tax benefit recognized in September 2004 attributable to an IRS refund received for additional tax benefits arising from foreign export sales in prior fiscal years.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and marketable securities totaled $3.33 billion at December 31, 2004, an increase of $1.08 billion from the September 30, 2004 balance of $2.25 billion. The increase was primarily the result of the issuance of the 2005 Senior Notes described below. Cash generated from continuing operating activities for the quarters ended December 31, 2004 and 2003 was $366 million and $339 million, respectively.

Cash generated from continuing operating activities for the three months ended December 31, 2004 versus the comparable prior year period was positively impacted by a decrease in taxes paid of approximately $49 million. The decrease in taxes paid during the nine-month period ended December 31, 2004 was primarily attributable to a new IRS Revenue Procedure, which grants taxpayers a limited deferral for certain receipts of advance payments to the extent such advance payments were not recognized in revenue for financial statement purposes. As further detailed in “Other Matters” below, in November 2004 we paid $75 million in connection with agreements reached with the USAO and the SEC, which reduced cash generated from continuing operating activities.

For the nine months ended December 31, 2004, cash, cash equivalents and marketable securities had a net increase of approximately $1.42 billion from March 31, 2004. Cash generated from continuing operating activities for the nine-month periods ended December 31, 2004 and 2003 was $791 million and $692 million, respectively. Cash generated from continuing operating activities for the nine months ended December 31, 2004 versus the comparable prior year period was positively impacted by a decrease in taxes paid of approximately $168 million. The decrease in taxes paid during the nine-month period ended December 31, 2004 was primarily attributable to the new IRS Revenue Procedure noted above. In addition, cash generated from continuing operating activities was impacted by a reduction in cash paid for interest of approximately $16 million. Cash generated from continuing operations activities for the nine-month period ended December 31, 2004 was negatively impacted by the $75 million we paid in connection with agreements reached with the USAO and the SEC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

As of December 31, 2004 and March 31, 2004, our debt arrangements consisted of the following:

	December 31, 2004		March 31, 2004
	Maximum	Outstanding	Maximum	Outstanding
Debt Arrangements:	Available	Balance	Available	Balance
	(in millions)
Commercial Paper	$400	$—	$400	$—
2002 Revolving Credit Facility (terminated December 2004)	—	—	470	—
2004 Revolving Credit Facility (expires December 2008)	1,000	—	—	—
6.375% Senior Notes due April 2005	—	825	—	825
5.000% Convertible Senior Notes due March 2007	—	660	—	660
6.500% Senior Notes due April 2008	—	350	—	350
4.750% Senior Notes due November 2009	—	500	—	—
1.625% Convertible Senior Notes due December 2009	—	460	—	460
5.625% Senior Notes due November 2014	—	500	—	—
International line of credit	5	—	5	—
Other	—	2	—	5

Total		$3,297		$2,300

Commercial Paper

As of December 31, 2004, there were no borrowings outstanding under our $400 million commercial paper (CP) program. We expect any future outstanding borrowings under the CP program to be supported by cash and marketable securities on hand and undrawn amounts available under the 2004 Revolving Credit Facility.

2002 Revolving Credit Facility

In December 2002, we entered into an unsecured, bank revolving credit facility (the 2002 Revolving Credit Facility). The maximum amount that could be outstanding at any time under the 2002 Revolving Credit Facility was $470 million. This facility was set to expire on January 31, 2005 and was terminated and replaced by the 2004 Revolving Credit Facility.

2004 Revolving Credit Facility

In December 2004, we entered into an unsecured, revolving credit facility (the 2004 Revolving Credit Facility). The maximum amount available at any time under the 2004 Revolving Credit Facility is $1 billion. The 2004 Revolving Credit Facility expires December 2008, and no amount was drawn as of December 31, 2004.

Borrowings under the 2004 Revolving Credit Facility will bear interest at a rate dependent on our credit ratings at the time of such borrowings and will be calculated according to a base rate or a Eurocurrency rate, as the case may be, plus an applicable margin and utilization fee. Depending on our credit rating at the time of borrowing, the applicable margin can range from 0% to 0.325% for a base rate borrowing and from 0.50% to 1.325% for a Eurocurrency borrowing, and the utilization fee can range from 0.125% to 0.250%. At our current credit ratings, the applicable margin would be 0% for a base rate borrowing and 0.70% for a Eurocurrency borrowing, and the utilization fee would be 0.125%. In addition, we must pay facility fees quarterly at rates dependent on our credit ratings. Depending on our credit rating, the facility fees can range from 0.125% to 0.30% of the aggregate amount of each lender’s full revolving credit commitment (without taking into account any outstanding borrowings under such commitments). At our current credit ratings, the facility fee is 0.175% of the aggregate amount of each lender’s revolving credit commitment.

The 2004 Revolving Credit Facility Agreement contains customary covenants for transactions of this type, including two financial covenants: (i) for the 12-months ending each quarter-end, the ratio of consolidated debt for borrowed money to consolidated cash flow, each as defined in the Credit Agreement, must not exceed 3.25 for the quarter ending December 31, 2004 and 2.75 for quarters ending March 31, 2005 and thereafter; and (ii) for the 12-months ending each quarter-end, the ratio of consolidated cash flow to the sum

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

of interest payable on, and amortization of debt discount in respect of, all consolidated debt for borrowed money, as defined in the Credit Agreement, must not be less than 5.00. In addition, as a condition precedent to each borrowing made under the Credit Agreement, as of the date of such borrowing, (i) no event of default shall have occurred and be continuing and (ii) we are to reaffirm that the representations and warranties made in the Credit Agreement (other than the representation with respect to material adverse changes, but including the representation regarding the absence of certain material litigation) are correct.

We capitalized the transaction fees associated with the 2004 Revolving Credit Facility, which totaled approximately $6 million. We are amortizing these fees over the term of the 2004 Revolving Credit Facility to “Interest expense, net” on the Consolidated Condensed Statements of Operations.

The new credit facility replaces the 2002 Revolving Credit Facility that was due to expire in January 2005; that facility was terminated effective December 2, 2004 and was undrawn as of that date.

Fiscal Year 1999 Senior Notes

In fiscal year 1999, we issued $1.75 billion of unsecured Senior Notes in a transaction pursuant to Rule 144A under the Securities Act of 1933 (Rule 144A). As of December 31, 2004, $825 million and $350 million of our 6.375% and 6.5% Senior Notes, respectively, remained outstanding. The 6.375% Senior Notes are due in April 2005 and are included in the “Loans payable and current portion of long-term debt” line item on the December 31, 2004 Consolidated Condensed Balance Sheet.

5% Convertible Senior Notes

In fiscal year 2002, we issued $660 million of unsecured 5% Convertible Senior Notes (5% Notes), due March 15, 2007, in a transaction pursuant to Rule 144A. The 5% Notes are senior unsecured indebtedness and rank equally with all existing senior unsecured indebtedness. Concurrent with the issuance of the 5% Notes, we entered into call spread repurchase option transactions (5% Notes Call Spread) to partially mitigate potential dilution from conversion of the 5% Notes. The Notes may not be redeemed by the Company during the first three years that they are outstanding and may be called thereafter until maturity at the Company’s option at declining premiums to par. For further information, refer to Note 6, “Debt,” of the Notes to the Consolidated Financial Statements included in our Form 10-K for the fiscal year ended March 31, 2004.

Our first opportunity to call the 5% Notes will be in March 2005, at which time we will also have the right to exercise options to purchase outstanding shares or settle in cash under the 5% Notes Call Spread. The 5% Notes Call Spread can be exercised in March 2005 at an exercise price of $24.83 per share. To limit the cost of the 5% Notes Call Spread, an upper limit of $36.60 per share has been set, such that if the price of our common stock is above that limit at the time of exercise, the number of shares eligible to be purchased will be proportionately reduced based on the amount by which the common share price exceeds $36.60 at the time of exercise.

Fiscal Year 2005 Senior Notes

In November 2004, we issued an aggregate of $1 billion of unsecured Senior Notes (2005 Senior Notes) in a transaction pursuant to Rule 144A. We issued $500 million of 4.75%, 5-year notes due November 2009 and $500 million of 5.625%, 10-year notes due November 2014. We have the option to redeem the 2005 Senior Notes at any time, at redemption prices equal to the greater of (i) 100% of the aggregate principal amount of the notes of such series being redeemed and (ii) the present value of the principal and interest payable over the life of the 2005 Senior Notes, discounted at a rate equal to 15 basis points and 20 basis points for the 5-year notes and 10-year notes, respectively, over a comparable U.S. Treasury bond yield. The maturity of the 2005 Senior Notes may be accelerated by the holders upon certain events of default, including failure to make payments when due and failure to comply with covenants in the 2005 Senior Notes. The 5-year notes were issued at a price equal to 99.861% of the principal amount and the 10-year notes at a price equal to 99.505% of the principal amount for resale under Rule 144A and Regulation S. We also agreed for the benefit of the holders to register the 2005 Senior Notes under the Securities Act of 1933 so that the 2005 Senior Notes may

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

be sold in the public market. If we do not meet certain deadlines for filing and effectiveness of the registration statement, the interest rate on the 2005 Senior Notes will increase by 25 basis points for up to 90 days and by an additional 25 basis points thereafter, until the delay is cured.

It is our intention to use the net proceeds from this issuance to repay the $825 million of our 6.375% Senior Notes that are due in April 2005. The remaining net proceeds will be used for general corporate purposes.

We capitalized the transaction fees associated with the 2005 Senior Notes, which totaled approximately $6 million. These fees are being amortized over the period through maturity of the 2005 Senior Notes in the “Interest expense, net” line item on the Consolidated Condensed Statement of Operations.

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

International Line of Credit

An unsecured and uncommitted multi-currency line of credit is available to meet short-term working capital needs for subsidiaries operating outside the United States. As of December 31, 2004, this line totaled $5 million, of which less than $1 million was drawn and approximately $2 million has been pledged in support of a bank guarantee.

Other Matters

At December 31, 2004, we had $3.33 billion in cash and marketable securities and $3.30 billion in debt resulting in a net cash position of approximately $28 million.

In September 2004, we reached agreements with the USAO and the SEC in connection with improper recognition of revenue and related reporting practices during the period January 1, 1998 through December 31, 2000, and the actions of former employees to impede the investigation. Under the related deferred prosecution agreement, we agreed, among other things, to establish a restitution fund of $225 million to compensate present and former Company shareholders for losses caused by the misconduct of certain former Company executives. In accordance with this agreement, $75 million was paid in the quarter ended December 31, 2004. Of the remaining amount due, $75 million will be paid within one year after the approval date and $75 million will be paid within 18 months after the approval date. Refer to Part II, Item 1, “Legal Proceedings” for additional information.

In November 2004, we completed the acquisition of Netegrity valued at approximately $453 million. Netegrity’s cash and marketable securities balance at the date of acquisition was $97 million. Refer to Note J, “Acquisitions,” of the Notes to the Consolidated Condensed Financial Statements for additional information relating to our acquisition of Netegrity.

In September 2004, we announced a restructuring plan to more closely align our resources with strategic growth opportunities. The plan includes a workforce reduction of approximately five percent, or 800 positions worldwide. The plan is expected to yield approximately $70 million in savings on an annualized basis, once the reductions are fully implemented. We anticipate severance and associated benefits will cost approximately $35 million. The majority of this charge, approximately $28 million, was incurred in the second quarter of fiscal year 2005, with the remaining amount expected to be incurred by the end of the fiscal year or shortly thereafter. As of December 31, 2004, we have paid approximately $20 million under the restructuring plan.

In November 2004, Fitch Ratings initiated rating of our long-term and short-term debt. This debt is rated in the investment grade rating band.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Our senior unsecured notes and bank credit facilities are rated BBB-, Ba1, and BBB- by Standard & Poor’s, Moody’s Investors Service, and Fitch Ratings, respectively. Our CP program is rated A-3, Not-Prime, and F-3 by Standard & Poor’s, Moody’s Investors Service, and Fitch Ratings, respectively.

Peak borrowings under all debt facilities during the third quarter of fiscal year 2005 totaled approximately $3.30 billion, with a weighted average interest rate of 5.01%. Peak borrowings under all debt facilities during the first nine months of fiscal year 2005 totaled approximately $3.30 billion, with a weighted average interest rate of 5.19%.

Capital resource requirements as of December 31, 2004 consisted of lease obligations for office space, equipment, mortgage or loan obligations.

It is expected that existing cash, cash equivalents, marketable securities, the availability of borrowings under existing credit lines, and cash expected to be provided from operations will be sufficient to meet ongoing cash requirements. Refer to Part II, Item 1, “Legal Proceedings” of this Form 10-Q for additional information. We expect our long-standing history of providing extended payment terms to our customers to continue.

OUTLOOK

This outlook for the remainder of fiscal year 2005 contains certain forward-looking statements and information relating to us that is based on the beliefs and assumptions made by management, as well as information currently available to management. Should business conditions change or should our assumptions prove incorrect, actual results may vary materially from those described below. We do not intend to update these forward looking statements except as may be required by law.

The outlook for our full fiscal year 2005 results is largely based on the assumption that there will be limited-to-modest improvement in the current economic and IT environments. We also believe that customers will continue to be cautious with their technology purchases.

Our outlook for the fourth quarter of fiscal year 2005 is to generate revenue in the range of $900 million to $920 million and earnings per share in the range of $0.07 to $0.08. Our outlook for the full fiscal year 2005 is to generate revenue in the range of $3.526 billion to $3.546 billion and earnings per share in the range of $0.06 to $0.07.

CRITICAL ACCOUNTING POLICIES AND BUSINESS PRACTICES

A detailed discussion of our critical accounting policies and the use of estimates in applying those policies is included in our Form 10-K for the year ended March 31, 2004. In many cases, a high degree of judgment is required, either in applying and interpreting accounting literature or in developing estimates that impact our financial statements. These estimates may change in the future if underlying assumptions or factors change. The following is a summary of the critical accounting policies for which estimates were updated as of December 31, 2004.

Accounts Receivable

The allowance for doubtful accounts is a valuation account used to reserve for the potential impairment of accounts receivable on the balance sheet. In developing the estimate for the allowance for doubtful accounts, we use several factors, including:

•	Historical information, such as general collection history of multi-year software agreements;

•	Current customer information/events, such as extended delinquency, requests for restructuring, and filing for bankruptcy;

•	Results of analytical analysis of both historical and current data; and

•	The overall macroeconomic environment.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

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

Deferred Tax Assets

As of December 31, 2004, our deferred tax assets, net of a valuation allowance, totaled $345 million. The value of these deferred tax assets is predicated on the assumption that we will be able to generate sufficient future taxable income so that these assets will be realized. The factors that we consider in assessing the likelihood of realization include the forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets. Future results may vary from these estimates. Due to the uncertainties related to these matters, the valuation allowance is based on information available at the time. As additional information becomes available, we reassess the potential realization of these deferred tax assets and may revise our estimates of the valuation allowance.

Goodwill, Capitalized Software Products, and Other Intangible Assets

SFAS No. 142 requires an impairment-only approach to accounting for goodwill. Absent any prior indicators of impairment, we perform an annual impairment analysis during the fourth quarter of our fiscal year. No indicators of impairment were identified during the first nine months of fiscal year 2005.

The carrying values of capitalized software products, both purchased software and internally developed software, and other intangible assets, are reviewed on a regular basis for the existence of internal and external facts or circumstances that may suggest impairment. Such facts and circumstances considered include an assessment of the net realizable value for capitalized software products and the future recoverability of cost for other intangible assets as of the balance sheet date. No indicators of impairment were identified during the first nine months of fiscal year 2005.

Product Development and Enhancements

We account for product development and enhancements in accordance with SFAS 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” SFAS 86 specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established and assumptions are used that reflect our best estimates. If other assumptions had been used in the current period to estimate technological feasibility, the reported product development and enhancement expense could have been impacted.

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

•	We have entered into a deferred prosecution agreement with the United States Attorney’s Office; we may be charged with criminal offenses if we violate this agreement.

•	We may be subject to, among other things, substantial civil penalties and fines if we violate our agreement with the SEC.

•	There may be civil litigation arising out of the matters that are the subject of the Department of Justice and the Securities and Exchange Commission’s investigations, including shareholder and derivative litigation.

•	We may not be able to implement cost reductions as quickly or as fully as currently planned in connection with our recently announced restructuring or otherwise.

•	We may encounter difficulties in successfully integrating acquired companies and products, including the Netegrity acquisition, into our existing business.

•	We are subject to intense competition, and we expect to face increased competition in the future, which may result in decreased revenues if our customers elect to use our competitors’ products.

•	The recent loss and ongoing replacement of key personnel could be disruptive to our business and could adversely affect our financial condition and operating results.

•	Certain software is licensed from third parties who require, among other things, the payments of royalties, which could affect the development and enhancement of our products.

•	Our products must remain compatible with, and our product development is dependent upon access to, changing operating environments.

•	We have a significant amount of debt; our failure to generate enough cash to pay principal and interest on such debt could adversely affect our financial condition and operating results.

•	Our credit ratings have been downgraded in the past and could be downgraded further, which could require us to pay additional interest under our financing agreements and affect our ability to obtain additional financing in the future.

•	Failure to protect our intellectual property rights would weaken our competitive position.

•	We may become dependent upon large transactions; the failure to enter into such transactions could adversely affect our financial condition and operating results.

•	The markets for some or all of our key product areas may not grow, which could adversely affect our financial condition and operating results.

•	Third parties could claim that our products infringe their intellectual property rights, resulting in costly and time consuming lawsuits.

•	Fluctuations in foreign currencies could result in transaction losses.

Item 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURE
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

As of December 31, 2004, our outstanding debt approximated $3.30 billion, primarily all of which was in fixed rate obligations. If market rates were to decline, we could be required to make payments on the fixed rate debt that would exceed those based on current market rates. Each 25 basis point decrease in interest rates would have an associated annual opportunity cost of approximately $8 million. Each 25 basis point increase or decrease in interest rates would have no material annual effect on variable rate debt interest based on the balances of such debt as of December 31, 2004.

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

Equity Price Risk

As of December 31, 2004, we have minimal investments in marketable equity securities of publicly traded companies. These investments were considered available-for-sale with any unrealized gains or temporary losses deferred as a component of stockholders’ equity. It is not customary for us to make investments in equity securities as part of our investment strategy.

Item 4:	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company’s Chief Executive Officer and its Chief Operating Officer and Chief Financial Officer have carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, these officers have concluded that, as of such date, the Company’s disclosure controls and procedures were effective.

Changes in internal control over financial reporting

As described below, the Company is engaged in an ongoing review of its internal controls over financial reporting. Based on that review, except as described below, management does not believe that, during the quarter covered by this Report, there were any changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those controls.

Item 4:	CONTROLS AND PROCEDURES

As previously reported, and as described further in Part II, Item 1, “Legal Proceedings” of this Report, in September 2004 the Company reached agreements with the USAO and SEC by entering into the DPA with the USAO and the SEC’s filing of a Final Consent Judgment in the United States District Court for the Eastern District of New York. The DPA requires the Company to, among other things, undertake certain reforms that will affect its internal controls over financial reporting. These include implementing a worldwide financial and enterprise resource planning information technology system to improve internal controls, reorganizing and enhancing the Company’s Internal Audit and Finance Departments, and establishing new records management policies and procedures. The Company believes that these and other reforms, such as enhanced procedures to assure proper recognition of revenue, are expected to enhance its internal controls over financial reporting. For more information regarding the DPA, refer to the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2004 and the exhibits thereto, including the DPA.

Section 404 of the Sarbanes-Oxley Act (Section 404) requires management to assess and report on the effectiveness of the Company’s internal controls in the Company’s 10-K for the fiscal year ending March 31, 2005 and requires the Company’s Independent Registered Public Accounting Firm to attest to the effectiveness of management’s assessment of these controls. The Company is dedicating significant resources, including management time and effort, and is incurring substantial costs, in connection with compliance with Section 404. The Company is currently documenting, testing, and making improvements in its internal controls. These improvements include additional controls, such as management-level approvals and software order-to-shipment review, as well as more comprehensive documentation of key control activities in the areas of tax, financial reporting, software development, and professional services. The process is ongoing and the Company will continue to address items that require remediation and work to improve internal controls and to educate and train employees on controls and procedures in order to maintain an effective control environment.

PART II. OTHER INFORMATION

Item 1:	LEGAL PROCEEDINGS

Stockholder Class Action and Derivative Lawsuits Filed Prior to 2004

The Company, its former Chairman and CEO Charles B. Wang, its former Chairman and CEO Sanjay Kumar, and its Executive Vice President Russell M. Artzt were defendants in a number of stockholder class action lawsuits, the first of which was filed July 23, 1998, alleging that a class consisting of all persons who purchased the Company’s Common Stock during the period from January 20, 1998 until July 22, 1998 were harmed by misleading statements, misrepresentations, and omissions regarding the Company’s future financial performance. These cases, which sought monetary damages, were consolidated into a single action in the United States District Court for the Eastern District of New York (the “Federal Court”), the proposed class was certified, and discovery was completed. Additionally, in February and March 2002, a number of stockholder lawsuits were filed in the Federal Court against the Company and Messrs. Wang, Kumar, Ira H. Zar, the Company’s former Chief Financial Officer, and in one instance, Mr. Artzt. The lawsuits generally alleged, among other things, that the Company made misleading statements of material fact or omitted to state material facts necessary in order to make the statements, in light of the circumstances under which they were made, not misleading in connection with the Company’s financial performance. Each of the named individual plaintiffs in the 2002 lawsuits sought to represent a class consisting of purchasers of the Company’s Common Stock and call options and sellers of put options for the period from May 28, 1999, through February 25, 2002. The 2002 cases were consolidated, and the Company’s former independent auditor, Ernst & Young LLP, was named as a defendant. In addition, in May 2003, a class action lawsuit captioned John A. Ambler v. Computer Associates International, Inc., et al. was filed in the Federal Court. The complaint in this matter, a purported class action on behalf of the Computer Associates Savings Harvest Plan (the “CASH Plan”) and the participants in, and beneficiaries of the CASH Plan for a class period running from March 30, 1998, through May 30, 2003, asserted claims of breach of fiduciary duty under ERISA, the federal Employee Retirement Income Security Act. The named defendants were the Company, the Company’s Board of Directors, the CASH Plan, the Administrative Committee of the CASH Plan, and

the following current or former employees and/or directors of the Company: Charles B. Wang; Sanjay Kumar; Ira Zar; Russell M. Artzt; Peter A. Schwartz; Charles P. McWade; and various unidentified alleged fiduciaries of the CASH Plan. The complaint alleged that the defendants breached their fiduciary duties by causing the CASH Plan to invest in Company securities and sought damages in an unspecified amount.

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

On August 25, 2003, the Company announced the settlement of all outstanding litigation related to the above-referenced stockholder and derivative actions as well as the settlement of an additional derivative action filed in the Federal Court in connection with the settlement. As part of the class action settlement, which was approved by the Federal Court in December 2003, the Company agreed to issue a total of up to 5.7 million shares of Common Stock to the shareholders represented in the three class action lawsuits, including payment of attorneys’ fees. In January 2004, approximately 1.6 million settlement shares were issued along with approximately $3.3 million to the plaintiffs’ attorneys for attorney fees and related expenses. In March 2004, approximately 0.2 million settlement shares were issued to participants and beneficiaries of the CASH Plan. On October 8, 2004, the Federal Court signed an order approving the distribution of the remaining 3.8 million settlement shares, less administrative expenses. The order was amended in December 2004. The Company issued the remaining 3.8 million settlement shares in December 2004. Of the 3.8 million settlement shares, approximately 51,000 were used for the payment of administrative expenses in connection with the settlement, approximately 76,000 were liquidated for cash distributions to class members entitled to receive a cash distribution and the remaining settlement shares were distributed to class members entitled to receive a distribution of shares.

In settling the derivative suit, which settlement was also approved by the Federal Court in December 2003, the Company committed to maintain certain corporate governance practices. Under the settlement, the Company and the individual defendants were released from any potential claim by shareholders relating to accounting-related or other public statements made by the Company or its agents from January 1998 through February 2002 (and from January 1998 through May 2003 in the case of the employee ERISA action), and the individual defendants were released from any potential claim by the Company or its shareholders relating to the same matters. Ernst & Young LLP is not a party to the settlement. The settlement was reviewed by the independent directors who chair the Corporate Governance, Audit, and Compensation and Human Resource Committees of the Board of Directors as well as by all non-interested, independent directors who were not named in any of the suits. It was also approved by the Board’s independent directors as a whole.

On October 5 and December 9, 2004, two purported Company shareholders filed motions to vacate the Order of Final Judgment and Dismissal entered by the Federal Court in December 2003 in connection with the settlement of the derivative action. These motions primarily seek to void the releases that were granted to the individual defendants under the settlement. On December 7, 2004, a motion to vacate the Order of Final Judgment and Dismissal entered by the Federal Court in December 2003 in connection with the settlement of the 1998 and 2002 stockholder lawsuits discussed above was filed by Sam Wyly and certain related parties. The motion seeks to reopen the settlement to permit the moving shareholders to pursue individual claims against certain present and former officers of the Company. These motions are in the process of being briefed and are currently scheduled to be submitted to the Federal Court on March 11, 2005.

The Government Investigation

In 2002, the United States Attorney’s Office for the Eastern District of New York (USAO) and the staff of the Northeast Regional Office of the Securities Exchange Commission (SEC) commenced an investigation concerning certain of the Company’s past accounting practices, including the Company’s revenue recognition procedures in periods prior to the adoption of the Company’s Business Model in October 2000.

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

Following the Audit Committee’s preliminary report and at its recommendation, the Company asked for and received the resignations of four executives who oversaw the relevant financial operations during the period in question, including the Company’s then Chief Financial Officer, Ira Zar. On January 22, 2004, one of these individuals pleaded guilty to federal criminal charges of conspiracy to obstruct justice in connection with the ongoing investigation. On April 8, 2004, Mr. Zar and two other executives pleaded guilty to charges of conspiracy to obstruct justice and conspiracy to commit securities fraud in connection with the investigation, and Mr. Zar also pleaded guilty to committing securities fraud. The SEC filed related actions against each of the four executives alleging that they participated in a widespread practice that resulted in the improper recognition of revenue by the Company. Without admitting or denying the allegations in the complaints, Mr. Zar and two other executives each consented to a permanent injunction against violating, or aiding and abetting violations of, the securities laws, and also to a permanent bar from serving as an officer or director of a publicly held company. Litigation against the four executives with respect to the SEC’s claims for disgorgement and penalties is continuing.

A number of other employees, primarily in the Company’s legal and finance departments were terminated or resigned as a result of matters under investigation by the Audit Committee, including Steven Woghin, the Company’s former General Counsel. Stephen Richards, the Company’s former Executive Vice President of Sales, resigned from his position and was relieved of all duties in April 2004, and left the Company at the end of June 2004. Additionally, on April 21, 2004, Sanjay Kumar resigned as Chairman, a director and Chief Executive Officer of the Company, and assumed the role of Chief Software Architect. Thereafter, Mr. Kumar resigned from the Company effective June 30, 2004.

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

On September 22, 2004, the Company reached agreements with the USAO and the SEC by entering into a Deferred Prosecution Agreement (the “DPA”) with the USAO and the SEC’s filing of a Final Consent Judgment in the Federal Court. The Federal Court approved the DPA on September 22, 2004 and entered the Final Consent Judgment on September 28, 2004. The agreements resolve the USAO and SEC investigations into certain of the Company’s past accounting practices, including its revenue recognition policies and procedures, and obstruction of their investigations.

Pursuant to the DPA, the Company has agreed to establish a $225 million fund for purposes of restitution to current and former stockholders of the Company, with $75 million to be paid within 30 days of the date of approval of the DPA by the Court, $75 million to be paid within one year after the approval date and $75 million to be paid within 18 months after the approval date. These funds are to be distributed by a Fund

Administrator, proposed by the Company and approved by the USAO under a process commencing within 30 days of the date of approval of the DPA by the Court, pursuant to the Fund Administrator’s “Restitution Plan,” to be approved by the USAO and the Court under a process to commence within six months after the Fund Administrator’s appointment. The Company has made the first $75 million payment and Kenneth Feinberg has been appointed as Fund Administrator. The payment of these restitution funds is in addition to the amounts, payable in Company’s shares and/or cash, that the Company previously agreed to provide current and former stockholders in settlement of certain private litigation in August 2003 (refer to “Stockholder Class Action and Derivative Lawsuits Filed Prior to 2004”). The Company has also agreed, among other things, to take the following actions by December 31, 2005: (1) adding a minimum of two new independent directors to its Board of Directors; (2) establishing a Compliance Committee of the Board of Directors; (3) implementing an enhanced compliance and ethics program, including appointing a Chief Compliance Officer; and (4) reorganizing its Finance and Internal Audit Departments. The Company has since appointed a Chief Compliance Officer. Under the DPA and the Final Consent Judgment, the Company has further agreed to appoint an Independent Examiner to examine the Company’s practices for the recognition of software license revenue, its ethics and compliance policies and other matters. The Independent Examiner will also review the Company’s compliance with the DPA and will report its findings and recommendations to the USAO, SEC and Board of Directors within six months after appointment and quarterly thereafter. The Independent Examiner must be approved by the USAO, the SEC and the Court, and will serve for a term of 18 months after appointment, subject to extension by the USAO and SEC.

Pursuant to the DPA, the USAO will defer and subsequently dismiss prosecution of a two-count information filed against the Company charging it with committing securities fraud and obstruction of justice if the Company abides by the terms of the DPA, which currently is set to expire within 30 days after the 18-month term of the DPA which begins to run on the date of the Court’s order approving the appointment of the Independent Examiner or at the time the Independent Examiner’s term of engagement is completed, whichever is later. In certain circumstances the term of the DPA may be extended. Pursuant to the Final Consent Judgment with the SEC, the Company is permanently enjoined from violating Section 17(a) of the Securities Act of 1933 (the “Securities Act”), Sections 10(b), 13(a) and 13(b)(2) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rules 10b-5, 12b-20, 13a-1 and 13a-13 under the Exchange Act. Pursuant to the DPA, the Company has also agreed to comply in the future with federal criminal laws, including securities laws. In addition, the Company has agreed not to make any public statement, in litigation or otherwise, contradicting its acceptance of responsibility for the accounting and other matters that are the subject of the investigations, or the related allegations by the USAO, as set forth in the DPA.

Under the DPA and the Final Consent Judgment, the Company also is required to cooperate fully with the USAO and SEC concerning their ongoing investigations into the misconduct of any present or former employees of the Company. The Company has also agreed to fully support efforts by the USAO and SEC to obtain disgorgement of compensation from any present or former officer of the Company who engaged in any improper conduct while employed at the Company.

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

Also on September 22, 2004, Steven Woghin, the Company’s former General Counsel, pled guilty to conspiracy to commit securities fraud and obstruction of justice under a two-count information filed against him by the USAO. The SEC also filed a complaint against Mr. Woghin alleging that he violated Section 17(a) of the Securities Act, Sections 10(b) and 13(b)(5) of the Exchange Act, and Rules 10b-5 and 13b2-1 thereunder. The complaint further alleged that under Section 20(e) of the Exchange Act, Mr. Woghin aided and abetted the Company’s violations of Sections 10(b), 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. Mr. Woghin consented to a partial judgment imposing a permanent injunction against him from committing such violations in the future and a permanent bar from being an officer or director of a public company. The SEC’s claims for disgorgement and civil penalties against Mr. Woghin are pending.

Additionally on September 22, 2004, the SEC filed complaints against Sanjay Kumar and Stephen Richards alleging that they violated Section 17(a) of the Securities Act, Sections 10(b) and 13(b)(5) of the Exchange Act, and Rules 10b-5 and 13b2-1 thereunder. The complaints further alleged that under Section 20(e) of the Exchange Act, Messrs. Kumar and Richards aided and abetted the Company’s violations of Sections 10(b), 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder.

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

The Company continues to cooperate with the USAO and the staff of the SEC in connection with their ongoing investigation of individuals who were involved in the Company’s past improprieties. The Company’s Board of Directors is continuing to review the matter of compensation paid or due to individuals subject to the investigation, and possibly other persons. The Board intends to take such action as it deems in the best interests of the Company and its stockholders in relation to such compensation.

Derivative Actions Filed in 2004

In June 2004, a purported derivative action was filed in the Federal Court by Ranger Governance Ltd. against certain current or former employees and/or directors of the Company. In July 2004, two additional purported derivative actions were filed in the Federal Court by Company shareholders against certain current or former employees and/or directors of the Company. In November 2004, the Federal Court issued an order consolidating these three derivative actions. The plaintiffs filed a consolidated amended complaint (the “Consolidated Complaint”) on January 7, 2005. The Consolidated Complaint names as defendants Charles B. Wang; Sanjay Kumar; Ira H. Zar; David Kaplan; David Rivard; Lloyd Silverstein; Russell M. Artzt; Alfonse D’Amato; Stephen Richards; Michael A. McElroy; Charles P. McWade; Peter A. Schwartz; Gary Fernandes; Robert E. La Blanc; Lewis S. Ranieri; Jay W. Lorsch; Kenneth Cron, Walter P. Schuetze; Willem deVogel; Richard Grasso, Roel Pieper, Steven Woghin; KPMG LLP; and Ernst & Young LLP. The Company is named as a nominal defendant. The Consolidated Complaint alleges a claim against Messrs. Wang, Kumar, Zar, Kaplan, Rivard, Silverstein, Artzt, D’Amato, Richards, McElroy, McWade, Schwartz, Fernandes, La Blanc, Ranieri, Lorsch, Cron, Schuetze, deVogel, Grasso, Pieper and Woghin for contribution towards the consideration the Company had previously agreed to provide current and former stockholders in settlement of certain class action litigation commenced against the Company and certain officers and directors in 1998 and 2002 (refer to “Stockholder Class Action and Derivative Lawsuits Filed Prior to 2004”) as well as all damages suffered by the Company in connection with the USAO and SEC investigations (refer to “The Government Investigation”). The Consolidated Complaint also alleges a claim seeking unspecified relief against Messrs. Wang, Kumar, Zar, Kaplan, Rivard, Silverstein, Artzt, D’Amato, Richards, McElroy, McWade, Fernandes, La Blanc, Ranieri, Lorsch, Cron, Schuetze, deVogel and Woghin for violations of Section 14(a) of the Exchange Act for alleged false and material misstatements made in the Company’s proxy statements issued in 2002 and 2003. The Consolidated Complaint also alleges breach of fiduciary duty by Messrs. Wang, Kumar, Zar, Kaplan, Rivard, Silverstein, Artzt, D’Amato, Richards, McElroy, McWade, Schwartz, Fernandes, La Blanc, Ranieri, Lorsch, Cron, Schuetze, deVogel, Grasso, Pieper and Woghin. The Consolidated Complaint also seeks unspecified compensatory, consequential and punitive damages against Messrs. Wang, Kumar, Zar, Kaplan, Rivard, Silverstein, Artzt, D’Amato, Richards, McElroy, McWade, Schwartz, Fernandes, La Blanc, Ranieri, Lorsch, Cron, Schuetze, deVogel, Grasso, Pieper and Woghin based upon allegations of corporate waste and fraud. The Consolidated Complaint also seeks unspecified damages against Ernst & Young LLP and KPMG LLP, for breach of fiduciary duty and the duty of reasonable care, as well as contribution and indemnity under Section 14(a) of the Exchange Act. The Consolidated Complaint requests restitution and rescission of the compensation earned under the Company’s executive compensation plan by Messrs. Artzt, Kumar, Richards, Zar, Woghin, Kaplan, Rivard, Silverstein, Wang, McElroy, McWade and Schwartz. Additionally, pursuant to Section 304 of the Sarbanes-Oxley Act, the Consolidated

Complaint seeks reimbursement of bonus or other incentive-based equity compensation received by defendants Wang, Kumar, Schwartz and Zar, as well as alleged profits realized from their sale of securities issued by the Company during the time periods they served as the Chief Executive Officer (Wang and Kumar) and Chief Financial Officer (Ira Zar) of the Company, respectively. On February 1, 2005, the Company established a Special Litigation Committee of independent members of its Board of Directors to control and determine the Company’s response to this litigation.

On August 9, 2004, a petition was filed by Sam Wyly and Ranger Governance, Ltd. against the Company in the District Court of Dallas County, Texas, seeking to obtain a declaratory judgment that plaintiffs did not breach two separation agreements they entered into with the Company in 2002 under which plaintiffs agreed to forgo proxy challenges for a period of five years in exchange for the Company’s agreement to undertake certain corporate governance reforms. Plaintiffs seek to obtain this declaratory judgment in order to commence a derivative suit on behalf of the Company. On September 3, 2004, the Company filed an answer to the petition and on September 10, 2004, the Company filed a notice of removal seeking to remove the action to federal court (where the action is currently pending). The Company subsequently moved to transfer the action to the United States District Court for the Eastern District of New York. That motion is still pending.

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

In September 2004, two complaints to compel production of the Company’s books and records, including files that have been produced by the Company to the USAO and SEC in the course of their joint investigation of the Company’s accounting practices (refer to “The Government Investigation”), were filed by two purported shareholders of the Company in Delaware Chancery Court pursuant to Section 220 of the Delaware General Corporation Law. The first complaint was filed on September 15, 2004, after the Company denied the purported shareholder access to some of the files requested in her initial demand, in particular files that had been produced by the Company to the USAO and SEC during the course of their joint investigation. This complaint concerns the inspection of certain Company documents to determine whether the Company has been involved in obstructing the joint investigation by the USAO and SEC and whether certain Company employees have breached their fiduciary duties to the Company and wasted corporate assets; these individuals include Sanjay Kumar, Charles Wang, Ira H. Zar, Lloyd Silverstein, Steven M. Woghin, Stephen Richards, Russell Artzt, Kenneth Cron, Alfonse D’Amato, Robert La Blanc, Lewis S. Ranieri, Jay Lorsch, Walter Schuetze, Alex Serge Vieux, Gary Fernandes, Willem de Vogel, Shirley Strum Kenny, Richard Grasso and Irving Goldstein. The second complaint, filed on September 21, 2004, concerns the inspection of documents related to Mr. Kumar’s compensation and the independence and ability of the Company’s Board of Directors to sue for return of that compensation. The Company filed answers to these complaints on October 15, 2004.

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

Item 2:	UNREGISTERED SALES OF EQUITY
SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the months indicated, our purchases of Common Stock in the third quarter of fiscal year 2005:

			Total Number	Maximum Number
			of Shares	of Shares that
			Purchased as	May Yet Be
	Total Number	Average	Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans
Period	Purchased	per Share	or Programs	or Programs
	(in thousands, except average price paid per share)
October 2004	—	$—	—	19,211
November 2004	—	—	—	19,211
December 2004	1	31.07	1	19,210

Total	1		1

Our corporate buyback program was originally announced in August 1990 and was subsequently amended by the Board of Directors to increase the number of shares we are authorized to purchase. As of December 31, 2004, approximately 19.2 million shares were available to be repurchased under our buyback program. The program has no expiration date. Since the inception of our corporate buyback program, we have purchased approximately 180.8 million shares.

In connection with our settlement of certain civil litigation, we issued from treasury approximately 3.8 million shares of common stock in December 2004. Refer to Part II, Item I, “Legal Proceedings” for additional information. We did not receive any additional consideration for these shares, which were issued pursuant to the registration exemption contained in Section 3(a)(10) of the Securities Act of 1933.

Item 6:	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

10.1 Form of restricted stock unit certificate

10.2 Form of non-qualified stock option certificate

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

COMPUTER ASSOCIATES INTERNATIONAL, INC.

Dated: February 9, 2005	By:	/s/ John A. Swainson

John A. Swainson
President and Chief Executive Officer

Dated: February 9, 2005	By:	/s/ Jeff Clarke

Jeff Clarke
Chief Operating Officer and
Chief Financial Officer