Form 10-K
period 2005-03-31
COMPUTER ASSOCIATES INTERNATIONAL INC
filed 2005-06-29
CIK 356028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-9247

Computer Associates International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-2857434
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

One Computer Associates Plaza,	11749
Islandia, New York
(Address of principal executive offices)	(Zip Code)

(631) 342-6000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class) Common stock, par value $0.10 per share Series One Junior Participating Preferred Stock, Class A	(Name of each exchange on which registered) New York Stock Exchange New York Stock Exchange

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

The aggregate market value of the common stock held by non-affiliates of the Registrant as of September 30, 2004 was $12,116,303,868 based on the closing price of $26.30 on the New York Stock Exchange on that date.

The number of shares of common stock outstanding at June 24, 2005:
586,821,131 shares of common stock, par value $0.10 per share.

Documents Incorporated by Reference:
Part III – Portions of the Proxy Statement to be issued in conjunction with the Registrant’s Annual Stockholders’ Meeting.

This Annual Report on Form 10-K (Form 10-K) contains certain forward-looking information relating to Computer Associates International, Inc. (the “Company,” “Registrant,” “CA,” “We,” “Our,” or “Us”) that is based on the beliefs of, and assumptions made by, our management as well as information currently available to management. When used in this Form 10-K, the words “anticipate,” “believe,” “estimate,” “expect,” and similar expressions are intended to identify forward-looking information. Such information includes, for example, the statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Outlook for Fiscal Year 2006” under Item 7, but also appears in other parts of this Form 10-K. This forward-looking information reflects our current views with respect to future events and is subject to certain risks, uncertainties, and assumptions, some of which are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” and elsewhere in this Form 10-K. Should one or more of these risks or uncertainties occur, or should our assumptions prove incorrect, actual results may vary materially from those described in this Form 10-K as anticipated, believed, estimated, or expected. We do not intend to update these forward-looking statements.

The products and services mentioned in this Form 10-K are used for identification purposes only and may be protected by trademarks, trade names, services marks and/or other intellectual property rights of the Company and/or other parties in the United States and/or other jurisdictions. The absence of a specific attribution in connection with any such mark does not constitute a waiver or any such right.

This Form 10-K also contains references to other company, brand, and product names. These company, brand, and product names are used herein for identification purposes only and may be the trademarks of their respective owners. We disclaim any responsibility for specifying which marks are owned by which companies or which organizations.

EXPLANATORY NOTE

In this Form 10-K we are restating the consolidated financial statements for the fiscal years ended March 31, 2004 and 2003 that were previously reported in our Annual Reports on Form 10-K for fiscal years 2004 and 2003, and we are restating the consolidated condensed financial statements for the first three quarters of fiscal year 2005 and 2004 that were previously reported in our quarterly reports on
Form 10-Q, and the consolidated financial statements for the fourth quarter of fiscal year 2004 that were reported in our Annual Report on
Form 10-K, as filed with the Securities and Exchange Commission (SEC). Refer to Note 12, “Restatement” to the Consolidated Financial Statements for additional information. We have also included under Item 6, “Selected Financial Data,” restated quarterly financial information for the fiscal years ended March 31, 2002 and 2001, and, under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Selected Quarterly Information,” restated quarterly financial information for the fiscal years ended March 31, 2005 and 2004.

As previously announced in a Current Report on Form 8-K filed with the SEC on May 26, 2005, we identified certain transactions that we entered into in fiscal years 1998 through 2001 that were accounted for improperly. In a few instances, these transactions involved contemporaneous purchases and sales (or investments and licenses) of software products and services with the same or related third parties. These transactions appear not to have been negotiated on an arm’s-length basis and to have no valid commercial purpose. In several other cases, the terms of certain license agreements were altered by side agreements that would have prevented the full recognition of related revenue until some future period. While we entered into all of these transactions in fiscal years 1998 through 2001, the accounting treatment for these transactions required the initial deferral of revenue, and subsequent recognition of revenue in the period the contract became fixed and determinable, and therefore has also affected the financial statements for each of the subsequent fiscal years, including fiscal year 2005. These restatements are being made to eliminate the impact of these prior-period errors on subsequent periods. Additionally, as previously disclosed in our quarterly report on Form 10-Q for the quarter ended June 30, 2004, during the first quarter of fiscal year 2005, the Company recognized $13 million of revenue relating to certain prior business model contracts which had reduced revenue in prior fiscal periods. Since we are restating current and prior fiscal periods to correct prior period errors, we have determined that the $13 million of revenue recognized in the first quarter of fiscal 2005 should be reported in the applicable periods to which it related. Accordingly, an adjustment is also being made to reduce revenue in the first quarter of fiscal 2005 by $13 million and to increase revenue by $6 million in fiscal 2004, $4 million in fiscal 2003, and $3 million in fiscal 2002. The effects of these restatements are reflected in the financial statements and other financial data, including quarterly data, included in this Form 10-K. The restatements have no impact on cash flows provided by continuing operating activities.

Additionally, as more fully set forth under Item 6, “Selected Financial Data,” the Company previously restated financial information for the fiscal years ended March 31, 2001 and March 31, 2000 due to other accounting irregularities relating to revenue recognition. This prior restatement was set forth in a Current Report on Form 8-K filed with the SEC on April 26, 2004 and an amended current report on Form 8-K/A filed with the SEC on September 22, 2004. The effects of prior restatements are reflected in the selected financial data for the fiscal year ended March 31, 2001 set forth under Item 6, “Selected Financial Data.”

PART I

Item 1. Business.

(a) General Development of Business

Overview

Computer Associates is one of the world’s largest providers of management software. We design, market, and license computer software products that allow businesses to run, manage, and automate critical aspects of their information technology (IT) environments.

The Company was incorporated in Delaware in 1974, commenced operations in 1976, and completed an initial public offering of common stock in December 1981. Our common stock is traded on the New York Stock Exchange under the symbol “CA.”

We have a broad portfolio of software products that span the areas of infrastructure management, security management, storage management, application life cycle management, data management and application development, and portal and business intelligence. We are considered an Independent Software Vendor (ISV). ISVs develop and license software products that can increase the efficiency of computer hardware platforms or operating systems sold by other vendors. Our products are heterogeneous — they manage both the mainframe and distributed environments and are designed to operate with all major business computer hardware platforms, operating systems, and products marketed by other hardware and software companies.

Our software products include those that we have sold for many years and newer products designed to address our customers’ evolving business needs. Our products are specifically designed to work well with our other software products. Because the time, effort, and cost to make different software products work together is high, customers place greater value on software products that work well with one another.

We have a large and broad base of customers and estimate that 99% of the Fortune 500 companies currently use our products. When customers enter into a software license agreement with us, they often pay for the right to use our software for a specified period of time. Upon the expiration of the term of the agreement, the customer often must either renew the license agreement or pay usage and maintenance fees, if applicable, for the right to continue to use our software and receive support. We experienced contract renewal rates of approximately 90% in fiscal year 2005. We believe that the existing relationships with our customers provide us the opportunity to cross-sell new software products to them.

Business Developments

We occasionally acquire new software technology to complement our existing core software products. We also have, and intend to continue to, divest products that no longer fit with our core business strategy.

In June 2005, we entered into a definitive agreement to acquire Niku Corporation (Niku), a leading provider of information technology management and governance solutions, in an all cash transaction valued at approximately $350 million, or approximately $280 million net of cash acquired. Niku’s primary software product, Clarity IT-MG, is an integrated suite that spans the full IT life cycle, from investment selection, to execution and delivery of initiatives, to results assessment. In January 2005, we announced we had signed an arrangement to resell, service, and support Niku’s Clarity software. We anticipate integrating Clarity IT-MG with our Business Service Optimization (BSO) unit. The acquisition is subject to approval by both regulatory authorities and Niku’s shareholders and is expected to be completed by August 2005.

In June 2005, we acquired the common stock of Concord Communications, Inc. (Concord), a leading provider of network service management software solutions, in an all cash transaction valued at approximately $337 million. We also assumed approximately $20 million in net debt from Concord for a total purchase price of approximately $357 million, excluding acquisition costs. Concord was a provider of infrastructure software principally in the areas of network health, performance, and fault management. We plan to make Concord’s eHealth and Spectrum software available as independent products and as integrated components of our Unicenter product portfolio.

In November 2004, we acquired the common stock of Netegrity, Inc, (Netegrity) in a cash transaction of approximately $439 million, or approximately $340 million net of the cash and marketable securities on Netegrity’s balance sheet. In addition, we converted employee stock options to acquire the common stock of Netegrity to employee stock options to acquire our shares at a cost of approximately $11 million and incurred acquisition costs of approximately $5 million, for an aggregate purchase price of approximately $455 million. Netegrity was a provider of business security software, principally in the areas of identity and access management, and we have made Netegrity’s identity and access management solutions available both as independent products and as integrated components of our eTrust Identity and Access Management Suite.

In August 2004, we acquired Pest Patrol, Inc. (Pest Patrol), a privately held provider of anti-spyware and security solutions for approximately $40 million. The products acquired in this transaction were integrated into our eTrust Threat Management software product portfolio. This portfolio protects organizations from diverse Internet dangers such as viruses, spam, and inappropriate use of the Web by employees.

In March 2004, we sold our approximate 90% interest in ACCPAC International, Inc. (ACCPAC) to The Sage Group, plc. (Sage). Our net proceeds totaled $104 million for all of our outstanding equity interests of ACCPAC, including options and change of control payments for certain ACCPAC officers and managers. We received approximately $90 million of the net proceeds in fiscal year 2004 and the remainder in fiscal year 2005. ACCPAC specializes in accounting, customer relationship management, human resources, warehouse management, manufacturing, electronic data interchange, and point-of-sale software for small and medium-sized businesses. As a result of the sale, we realized a gain, net of taxes, of approximately $60 million in fiscal year 2004. In the second quarter of fiscal year 2005, we recorded an adjustment to the gain of $2 million, net of tax, that reduced the net gain to $58 million. Approximately 600 of our employees were transferred to Sage. The sale completed our multi-year effort to exit the business applications market. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the assets, liabilities, results of operations, and cash flow of ACCPAC have been classified as a discontinued operation for all periods presented prior to the sale of ACCPAC in March 2004.

(b) Financial Information About Segments

Our global business is principally in a single industry segment — the design, development, marketing, licensing, and support of software products that can operate on a wide range of hardware platforms and operating systems.

Refer to Note 4, “Segment and Geographic Information” of the Consolidated Financial Statements for financial data pertaining to our segment and geographic operations.

(c) Narrative Description of Business

Products

In many cases, customers work with several vendors that provide different hardware platforms and operating systems. Our software products are designed to work with almost every commercially available computer hardware platform and with almost every common software operating system. Our software products address our customers’ IT requirements in the following areas: infrastructure management, security management, storage management, application life cycle management, data management and application development, and portal and business intelligence. Our products are supported by a software layer we call CA Common Services so that they can work alone or together with other vendors’ software products.

CA Common Services is the common infrastructure that allows many of our software products to work together with those from other companies. CA Common Services also help enable integration of user interface, processes, and management information across our product lines, which we believe improves efficiency.

Our Product Areas:

Unicenter for Infrastructure Management — Our Unicenter products are designed to improve the efficiency and responsiveness of our customers’ computing operations. These products identify and help resolve problems within a customer’s IT infrastructure. These products also automate time-consuming tasks such as software installation, tracking computing assets, and managing customers’ databases. We offer Unicenter products across the following three major solution areas:

•	Operations Management — These products focus on the availability, health, and performance of the entire computing system, from mainframe computers to handheld devices. Products include Unicenter Network and Systems Management, Unicenter NetMaster, Unicenter AutoSys Job Management, Unicenter CA-7 Job Management, and Unicenter Database Management.

•	Service Management — These products manage and measure service levels to help ensure that the IT infrastructure continuously meets business demands. Products include Unicenter ServicePlus Service Desk, and Unicenter Service Level Management.

•	Resource Management — These products are designed to enable organizations to discover, track, collect, maintain, and manage their IT resources. Products include Unicenter Argis Portfolio Asset Management, Unicenter Asset Management, and Unicenter Software Delivery.

eTrust for Security Management — Our eTrust solutions simplify security management by providing an innovative, comprehensive approach to security. The products protect information assets and resources; provide appropriate system and information access to employees, customers, and partners; and centrally manage security-related administration. We offer eTrust products in the following three categories:

•	Identity and Access Management — eTrust Identity and Access Management Suite empowers IT organizations to manage growing internal and external user populations; secure an increasingly complex array of resources and services; and comply with critical regulatory mandates. Solutions include eTrust Access Control, eTrust Admin, eTrust CA-ACF2 Security, eTrust CA-Top Secret Security, eTrust Directory, eTrust Identity Minder, eTrust Single Sign-On, and eTrust Site Minder.

•	Threat Management — These products are designed to help customers identify and eliminate internal and external threats such as harmful computer viruses; unauthorized access into computing systems; and security weaknesses associated with operating systems, databases, networks, and passwords. Solutions include eTrust Antivirus, eTrust EZ Armor, eTrust Intrusion Detection, eTrust PestPatrol Anti-Spyware, and eTrust Secure Content Manager.

•	Security Information Management — These solutions help to integrate and prioritize security event information created by CA and third-party security products and enable customers to increase operational efficiencies, help ensure business continuity, adhere to regulatory compliance, and mitigate risks. Solutions include eTrust Network Forensics, eTrust 20/20, eTrust Security Command Center, and eTrust Vulnerability Manager.

BrightStor for Storage Management — These products are designed to enable companies to centrally manage enterprise storage, while helping to ensure continuous availability and integrity of data. This increases storage efficiency and mitigates risk of data loss.

BrightStor solutions help control escalating costs, increase the effectiveness of storage resources, and support business continuity and regulatory compliance. Solutions include BrightStor ARCserve Backup, BrightStor Enterprise Backup, BrightStor ARCserve Backup for Laptops & Desktops, BrightStor SAN Designer, BrightStor SAN Manager, BrightStor Storage Resource Manager, BrightStor CA-Vantage Storage Resource Manager, and BrightStor CA-1 Tape Management.

AllFusion for Application Life Cycle Management — These products are designed to automate the life cycles of systems and applications, from design and development to deployment and maintenance. These products integrate with existing environments and infrastructures, and provide management of the software development process for any platform, from the mainframe to the Web. Products include AllFusion ERwin Data Modeler for application and data design, AllFusion Harvest Change Manager for distributed platforms, AllFusion Endevor Change Manager for mainframe platforms, and AllFusion Gen for application generation.

Advantage for Data Management and Application Development — These products are designed to help customers store and manage large amounts of data; and automate, standardize, and improve the processes they use to build and maintain vital company information. Products include Advantage EDBC, Advantage CA-Datacom, Advantage Ingres, and Advantage CA-IDMS Database.

CleverPath for Portal and Business Intelligence — These solutions enable businesses to centralize information access; refine, analyze, and sort data; create and distribute informative reports; and develop executive dashboards that mirror their business processes. Products include CleverPath Portal, CleverPath Aion Business Rules Expert, and CleverPath Dashboard Option.

Fiscal Year 2006 Business Unit Alignment

As announced in April 2005, our product development will be aligned by software business unit. The business unit structure is designed to increase our accountability to business and customer needs and to be more responsive to the changing dynamics of the management software marketplace. Our business units will consist of Enterprise Systems Management, Security Management, Storage Management, Business Service Optimization (BSO), and the CA Products Group — which will encompass solutions from a number of CA brands that fall outside of our core areas of systems and security management.

Business Model

Customers face challenges when trying to achieve their desired returns on software investments. These challenges are compounded by traditional software pricing models that often force companies to make long-term commitments for projected capacities. When these projections are inaccurate, the desired returns on investment may not be achieved. Many companies are also concerned that, due to short product life cycles for some software products, new products may become available before the end of their current software license agreement periods. In addition, some companies, particularly those in new or evolving industries, want pricing structures that are linked to the growth of their businesses to minimize the risks of overestimating capacity projections.

We believe we can service our customers better by offering more flexible licensing terms to help our customers realize maximum value from their software investments. In October 2000, we formalized this philosophy and refer to it as our Business Model.

Our Business Model offers customers a wide range of purchasing and payment options. Our flexible licensing terms allow customers to license our software products for relatively short periods of time, including on a monthly basis. Through these flexible licensing agreements, customers can evaluate whether our software meets their needs before making larger commitments. As customers become more comfortable with their software investments, they typically license our software for longer terms, generally up to three years.

Some customers prefer to choose cost certainty and sign longer-term agreements. Under our flexible licensing terms, customers can license our software products under multi-year licenses, and most customers choose terms of one to three years, although longer terms are sometimes selected. We provide our customers with the option to change their product mix after an initial period of time to mitigate their risks. We also help customers reduce uncertainty by providing a standard pricing schedule based on simple usage tiers.

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

As a result of the flexible licensing terms we offer our customers, specifically the right to receive software in the future within defined product lines for no additional fee, we are required under accounting principles generally accepted in the United States of America to recognize revenue from our license agreements ratably over the license term. For a description of how ratable revenue recognition has impacted our financial results, refer to “Results of Operations” within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Sales and Marketing

We distribute, market, and support our software products through our own sales force and through a network of independent, value-added resellers (VARs), original equipment manufacturers (OEMs), distributors, and dealers. Facilities managers, including CSC, EDS, and IBM, often deliver IT services using our software products to companies that prefer to outsource their IT operations.

In addition, our professional services organization offers our customers a single point of contact for all of their installation, integration, and ongoing maintenance needs. Our Customer Advocates maintain customer relationships, identify possible areas for additional education or services, and help ensure that our customers maximize the benefits of their licensed software. We have Sales Specialists (sales persons who focus on a single product area, such as storage management or security management) and Account Directors (individuals responsible for overall account management of specific customers) to enhance the sales and customer satisfaction process.

Our sales organization operates on a worldwide basis. Each geographic territory offers all or most of our software products. As of March 31, 2005, we had approximately 5,100 sales and sales support personnel, including our solution-focused Sales Specialists, Account Directors, and Customer Advocates.

We operate through branches and subsidiaries located in 47 countries outside the United States. Each of these organizations has a sales team that offers all or most of our software products in its territory. Approximately 49% of our revenue in fiscal year 2005 was derived from operations outside the United States.

We actively encourage VARs to market our software products. VARs often combine our software products with specialized consulting services. A VAR services a particular market or sector and provides enhanced user-specific solutions.

Quality

We strive for consistently high product quality. Our goal is to continue to improve our processes to increase efficiency, speed time-to-market, and enhance customer satisfaction. Our overall commitment to quality helps us deliver software solutions and provide professional services to meet customers’ needs.

We achieved global ISO 9001:2000 certification in March 2003. This certification is recognized globally as the highest standard of quality a company can achieve within the ISO 9000 series of standards.

We also compensate many of our senior and management-level employees based upon improvements in customer satisfaction, as measured by independent customer satisfaction surveys.

And, we support our customers through the following means:

•	CA Technical Support — We have highly skilled customer response specialists who provide quality assistance online or over the phone, 24 hours a day, 365 days a year.

•	CA CustomerConnect — Customers can order and download software products, update their account information, and obtain support or assistance at any time through our website, ca.com/customerconnect. We have approximately 68,000 registered users on CustomerConnect. As part of CustomerConnect, we offer “SupportConnect,” which provides web-based problem diagnosis, program fixes, access to our customer support databases, and other sources of information.

•	CA Technology Services —The CA Technology Services organization offers customers a single point of contact for a broad range of post-sales services, from education and training to consulting and implementation. Our post-sales service engagements focus on our software products, helping us to ensure that our customers receive the highest level of satisfaction.

•	CA Education — Our education programs are designed to help our customers gain better value from our software. These programs are available at customer sites, CA Learning Centers, and through computer or web-based programs.

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

We have several programs designed to involve customers throughout our software product development process. The Development Buddy Program gives customers direct access to our development resources and provides us with feedback to help produce new software products. Our beta software program involves delivery of new software products to selected customers for testing before we make the products generally available. Our Product Advisory Council of experienced IT professionals acts as an independent adviser for software design and development. We also work with approximately 250 recognized worldwide user groups, comprised of licensed customers, who actively communicate with each other and with us about our software products. Each of these programs provides us with valuable information that we use to develop and enhance our software products.

We also pursue “next-generation” technologies that we believe our customers need to enhance their businesses. Our research and development efforts, across all of our product areas, include emerging technologies such as:

•	Linux — We continue to support all widespread enterprise software product technology platforms available to our customers, including the Linux operating system. Linux is an operating system developed by volunteers on the Internet and distributed freely in electronic form. We offer Linux-based software across all of our solution areas for distributed (desktop or server environment) and mainframe computing systems.

•	Wireless — We have extended as well as developed new software solutions to help customers manage, secure, and provide information access throughout a wireless environment. Our products are designed to help customers integrate enterprise management capabilities, secure wireless networks, increase performance and productivity, and improve service levels.

•	Web services — Web services allow communication over the Internet regardless of the operating system or programming language. Our software products are designed to help customers manage, secure, and integrate Web services into their computing systems.

In the United States, product development is primarily performed at our facilities in San Diego, California; Lisle, Illinois; Leawood, Kansas; Framingham, Massachusetts; Waltham, Massachusetts; Mount Laurel, New Jersey; Princeton, New Jersey; Islandia, New York; Pittsburgh, Pennsylvania; Plano, Texas; and Herndon, Virginia. Internationally, we also perform product development in Australia, China, France, Germany, India, Israel, Japan, and the United Kingdom. For fiscal years ended March 31, 2005, 2004 and 2003, the costs of product development and enhancements charged to operations were $690 million, $662 million, and $644 million, respectively. In fiscal years 2005, 2004 and 2003, we capitalized costs of $70 million, $44 million, and $40 million, respectively, for internally developed software. The increase in capitalized costs for fiscal year 2005 as compared with fiscal year 2004 was principally related to an increase in the quality assurance portion of the development cycle for certain of our products that had reached technological feasibility.

Some of our software products have been acquired from other companies and individuals. We continually seek to complement and improve our software portfolio through acquisitions and strategic partnerships. The purchase price of acquired software products (purchased software) is capitalized and amortized over the estimated useful life of such products over a period not exceeding seven years.

Proprietary Rights

Certain aspects of our products and technology are proprietary. We rely on U.S. and foreign intellectual property laws, including patent, copyright, trademark, and trade secret laws to protect our proprietary rights. As of March 31, 2005, we have received approximately 300 patents worldwide and approximately 1,700 patent applications are pending worldwide for our software technology. However, the extent and duration of protection given to different types of intellectual property rights vary under different countries’ legal systems. In some countries, full-scale intellectual property protection for our products and technology may be unavailable, and/or the laws of other jurisdictions may not protect our proprietary technology rights to the same extent as the laws of the United States. We also maintain contractual restrictions in our agreements with customers, employees, and others to protect our intellectual property rights. In addition, we occasionally license software and technology from third parties, including some competitors, and incorporate them into our own software products.

The source code for our products is protected both as a trade secret and as a copyrighted work. Some of our customers are beneficiaries of a source code escrow arrangement that enables the customer to obtain a contingent, future-limited right to access our source code. If our source code is accessed, the likelihood of misappropriation or other misuse of our intellectual property may increase.

We are not aware that our products and technologies infringe the proprietary rights of third parties. Third parties, however, may assert infringement claims against us in the future with respect to current or future products, and any such assertion may require us to enter into royalty arrangements or result in costly and time-consuming litigation. Although we have a number of United States and foreign patents and pending applications that may have value to various aspects of our products and technology, we are not aware of any single patent itself that is essential to us or to any of our principal business product areas.

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

We compete with many established companies in the markets we serve. Some of these companies have substantially greater financial, marketing, and technological resources, larger distribution capabilities, earlier access to customers, and greater opportunity to address customers’ various information technology requirements than us. These factors may provide our competitors with an advantage in penetrating markets with their products. We also compete with many smaller, less established companies that may be able to focus more effectively on specific product areas or markets. We believe, however, that the breadth and quality of our product offerings as well as our products’ hardware independence provide us with a competitive advantage in the marketplace. We compete with many software providers across our product areas. However, because of the breadth of our product offerings, an individual competitor does not generally compete with us across all of our product areas. Some of our key competitors include BMC, EMC, HP, IBM, McAfee, and Symantec.

Risks

Current and potential stockholders should consider carefully the risk factors described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Any of these factors, or others, many of which are beyond our control, could negatively affect our future business, financial condition, operating results, and cash flow.

Customers

No individual customer accounted for a material portion of our revenue during any of the past three fiscal years, or a material portion of deferred subscription revenue reported in the balance sheet at the end of any period in the past three fiscal years. At March 31, 2005, six customers accounted for approximately 60% of our outstanding prior business model net receivables, including one customer with a license arrangement that extends through fiscal year 2012 and a net unbilled receivable of approximately $390 million. The majority of our software products are used with relatively expensive computer hardware. As a result, most of our revenue is generated from customers who have the ability to make substantial commitments to software and hardware implementations. Our software products are used in a broad range of industries, businesses, and applications. Our customers include manufacturers, technology companies, retailers, banks, insurance companies, other financial services providers, educational institutions, health care institutions, and governmental agencies.

Employees

The table below sets forth the approximate number of employees by location and department as of March 31, 2005:

	Employees as		Employees as
	of March 31,		of March 31,
Location	2005	Department	2005
Corporate headquarters	2,200	Product development	5,300
		Sales and support	5,100
Other U.S. offices	5,600	Professional services	1,300
International offices	7,500	Information technology support, finance, and administration	3,600

Total	15,300	Total	15,300

As of March 31, 2005 and 2004, we had approximately 15,300 employees. In connection with the September 2004 restructuring, we reduced our workforce by approximately 750 positions worldwide. The decrease in the number of employees due to the restructuring was offset by an increase of approximately 400 employees as a result of our acquisition of Netegrity and an increase of approximately 350 employees primarily as a result of our product development efforts in India. We believe our employee relations are satisfactory.

(d) Financial Information About Geographic Areas

Refer to Note 4, “Segment and Geographic Information” of the Consolidated Financial Statements for financial data pertaining to our segment and geographic operations.

(e) Available Information

Our website address is ca.com. All filings we make with the SEC, including our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K, and any amendments, are available for free on our website as soon as reasonably practicable after they are filed or furnished to the SEC. Our SEC filings are available to be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E. Washington, D.C. 20549. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be obtained for free on the SEC’s Internet site at sec.gov. The reference to our website address does not constitute incorporation by reference of the information contained on the website in this Report or other filings with the SEC, and the information contained on the website is not part of this document.

Our website also contains information about our initiatives in corporate governance, including: our corporate governance principles; information concerning our Board of Directors including e-mail communication with them; the CA Code of Ethics (applicable to all of our employees, including our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and our directors); our Instructions for Calling the CA Compliance and Ethics Helpline; information concerning our Board Committees including the charters of the Audit and Compliance Committee, the Compensation and Human Resources Committee, the Corporate Governance Committee, and the Corporate Operations Committee; information on the Deferred Prosecution Agreement (DPA) we entered into in September 2004 as part of our settlement to resolve government investigations into past accounting practices including our progress under governance initiatives required under the DPA; and transactions in CA securities by Directors and Executive Officers. These documents can also be obtained in print by writing to our Executive Vice President, General Counsel, and Corporate Secretary, Kenneth V. Handal, at the Company’s world headquarters in Islandia at the address listed on the cover of this Form 10-K. Refer to the Corporate Governance section in the Investors section of our website for details.

Item 2. Properties.

Our principal real estate properties are located in areas necessary to meet sales and operating requirements. All of the properties are considered to be both suitable and adequate to meet current and anticipated operating requirements.

As of March 31, 2005, we leased 82 facilities throughout the United States and 147 facilities outside the United States. Expiration dates on significant lease obligations extend to 2023.

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

We own and lease various computer, telecommunications, electronic, and transportation equipment. We also lease mainframe and distributed computers at our facilities in Islandia, New York, and Lisle, Illinois. This equipment is used for internal product development, technical support efforts, and administrative purposes. We consider our computer and other equipment to be adequate for our current and anticipated needs. Refer to “Contractual Obligations” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 7, “Commitments and Contingencies” of the Consolidated Financial Statements for information concerning lease obligations.

Item 3. Legal Proceedings.

Refer to Note 7, “Commitments and Contingencies” of the Consolidated Financial Statements for information regarding legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Executive Officers of the Registrant.

The name, age, present position, and business experience of our executive officers as of June 24, 2005, are listed below:

Name	Age	Position
John A. Swainson	51	President, Chief Executive Officer, and Director
Jeff Clarke	43	Chief Operating Officer
Russell M. Artzt	58	Executive Vice President and Director
Mark J. Barrenechea	40	Executive Vice President — Technology Strategy
Michael J. Christenson	46	Executive Vice President — Strategy and Business Development
Gregory W. Corgan	51	Executive Vice President — Worldwide Sales
Robert W. Davis	46	Executive Vice President and Chief Financial Officer
Donald Friedman	59	Executive Vice President and Chief Marketing Officer
Kenneth V. Handal	56	Executive Vice President, General Counsel and Corporate Secretary
Gary Quinn	44	Executive Vice President — Partner Advocacy
Robert G. Cirabisi	41	Senior Vice President and Chief Accounting Officer
Patrick J. Gnazzo	58	Senior Vice President, Business Practices, and Chief Compliance Officer
Yogesh Gupta	44	Senior Vice President and Chief Technology Officer
Una O’Neill	35	Senior Vice President — Technology Services
Douglas E. Robinson	49	Senior Vice President and Corporate Controller
Mary Stravinskas	44	Senior Vice President and Treasurer

Mr. Swainson was named Chief Executive Officer of the Company in February 2005 and President and Director in November 2004. From November 2004 to February 2005, he served as the Company’s Chief Executive Officer-elect. From July to November 2004, Mr. Swainson was Vice President of Worldwide Sales and Marketing of IBM Corporation’s Software Group, responsible for selling its diverse line of software products through multiple channels. From 1997 to July 2004, he was General Manager of the Application Integration and Middleware division of IBM Corporation’s Software Group, a division he started in 1997.

Mr. Clarke was named Chief Operating Officer of the Company in April 2004. Earlier in April 2004, he was named Executive Vice President and Chief Financial Officer and he continued to serve as Chief Financial Officer until February 2005. From 2002 through November 2003, he was Executive Vice President, Global Operations at HP, where he was responsible for the supply chain and procurement operations. He joined Compaq Computer Corporation in 1998 and held several positions, including Chief Financial Officer of Compaq from 2001 until the time of Compaq’s merger with HP in 2002.

Mr. Artzt has been with the Company since June 1976, a Director of the Company since November 1980, and an Executive Vice President since April 1987. He was named Executive Vice President of Products in 2004. From April 2002 to 2004, Mr. Artzt was Executive Vice President — eTrust Solutions and from 1987 to March 2002, he was Executive Vice President — Research and Development. Previously Mr. Artzt served as Senior Development Officer.

Mr. Barrenechea joined the Company in June 2003 as Senior Vice President of Product Development and was named Executive Vice President — Product Development in June 2004. Prior to joining the Company, Mr. Barrenechea served in a variety of positions at Oracle Corporation, including Senior Vice President, Applications Development, and as a member of the Executive Management Committee.

Mr. Christenson joined the Company as Executive Vice President of Strategy and Business Development in February 2005. Mr. Christenson retired in 2004 from Citigroup Global Markets, Inc. after a 23 year career as an investment banker where he was responsible for that company’s Global Private Equity Investment Banking, North American

Regional Investment Banking, and Latin American Investment Banking. In addition, he was a member of the Operating Committee of the Global Investment Banking Division and the Investment Committee of SSB Capital Partners. Prior to these roles, he served as head of Citigroup’s Global Technology Investment Banking and Global Media Investment Banking.

Mr. Corgan was appointed Executive Vice President of Worldwide Sales of the Company in April 2004. Mr. Corgan joined the Company in 2003 as Senior Vice President of North American Sales. Prior to joining the Company, from June 2001 to November 2002, Mr. Corgan was Senior Vice President for Worldwide Operations at Terraspring, Inc., an infrastructure software company, and from February 2000 to February 2001, he was Chief Executive Officer of OneChem Ltd., a provider of Web-based application software and connectivity services for the chemical industry. Previously, Mr. Corgan was with IBM for 24 years, where he held numerous management positions in software sales, marketing, and technical support.

Mr. Davis joined the Company in February 2005 as Executive Vice President and Chief Financial Officer. In this role, he is responsible for all of the company’s financial functions for its business units worldwide. This includes the controller role, planning, treasury, tax, risk management, procurement, and facilities. Prior to joining the Company, Mr. Davis was with Dell, Inc. since 1996. From 2001 to February 2005, Mr. Davis was Vice President for Corporate Finance and from November 2002 to February 2005, he was Chief Accounting Officer. In this position, Mr. Davis helped develop and implement Dell’s growth plan and enhanced its forecasting and reporting systems. From 1999 to 2001, he served as Vice President of Worldwide Corporate Planning at Dell. Prior to joining Dell, Mr. Davis was Assistant Corporate Controller at MCI Communications Corporation. Mr. Davis began his career at Price Waterhouse.

Mr. Friedman joined the Company in April 2005 as Executive Vice President and Chief Marketing Officer. From 2002 to April 2005, he provided management and marketing consulting services to technology companies on re-branding, marketing, business development and channel development. From 2000 to 2001, he was Chief Executive Officer and President of Sheldahl. In addition, he spent three decades at IBM and served in a variety of management and marketing roles, including Vice President of Marketing and Strategy for IBM’s Server Group.

Mr. Handal was named Executive Vice President and General Counsel in July 2004. He was named Corporate Secretary in April 2005. From 1996 to July 2004, Mr. Handal served as Associate General Counsel for the Altria family of companies, which includes Kraft Foods and Philip Morris. His responsibilities included serving as in-house compliance and ethics counsel, as well as overseeing critical aspects of Altria litigation. Prior to joining Altria, Mr. Handal was a partner in the law firm of Arnold & Porter LLP. He was also an Assistant United States Attorney for the Southern District of New York.

Mr. Quinn has been an Executive Vice President of Partner Advocacy since April 2004. He was an Executive Vice President of Sales for EMEA, Latin America, and the North American Channel business from April 2001 to April 2004. He was an Executive Vice President — Global Information and Administrative Services from April 1998 to April 2001 and was Senior Vice President — Global Information Services from April 1996 to April 1998. Prior to April 1996, he served in various management positions within the marketing and technical organizations. He joined the Company in December 1985.

Mr. Cirabisi was named Senior Vice President and Chief Accounting Officer of the Company in July 2004. From April 2002 to July 2004, he served as Vice President of Investor Relations. Mr. Cirabisi joined the Company in 2000 as U.S. Controller. Prior to joining CA, he had over 13 years of public accounting experience, where he performed audit and business advisory services.

Mr. Gnazzo joined the Company as Senior Vice President, Business Practices and Chief Compliance Officer effective in January 2005. From February 1993 through January 2005, he was Vice President, Business Practices and Chief Compliance Officer at United Technologies Corporation where he built and led their ethics program. His responsibilities included managing more than 160 business practices officers worldwide who were responsible for the implementation of that company’s ethics and compliance programs for its over 190,000 employees in over 180 countries.

Mr. Gupta has served as Senior Vice President and Chief Technology Officer of the Company since August 2000. From 1998 to August 2000, he served as Senior Vice President of the Company’s eBusiness strategy. Prior to that time, he held a variety of senior management positions in development, marketing, and planning at the Company. Mr. Gupta joined the Company in 1989.

Ms. O’Neill was named Senior Vice President and General Manager of CA Technology Services in April 2003. From April 2002 to April 2003, she was Senior Vice President of Worldwide Pre-Sales, where she managed the Company’s worldwide pre-sales consulting organization. Prior to her global responsibilities, she was a Vice President of pre-sales consulting within Europe, the Middle East and Africa. Ms. O’Neill joined the Company in 1994.

Mr. Robinson has been Senior Vice President and Corporate Controller since March 2004. Previously, Mr. Robinson served as Interim Chief Financial Officer from October 2003 through March 2004. He has also led the worldwide financial reporting function from April 2003 until October 2003. In August 2000, Mr. Robinson co-founded and was named Executive Vice President and CFO for iCan SP, a Company subsidiary specializing in service management software. He was Senior Vice President — Investor Relations from 1995 to 2000 and established the Company’s internal audit department in 1991. He joined the Company with the acquisition of Cullinet Software in September 1989, where he was Chief Financial Officer.

Ms. Stravinskas was elected Treasurer effective May 2001. She was named Senior Vice President in October 2003, having previously been a Vice President since 1999, and an Assistant Vice President and a manager of various functions within the finance organization. She joined the Company in February 1986.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange. The following table sets forth, for the fiscal quarters indicated, the quarterly high and low closing sales prices on the New York Stock Exchange:

	Fiscal Year 2005		Fiscal Year 2004
	High	Low	High	Low
Fourth Quarter	$30.82	$26.42	$28.83	$25.27
Third Quarter	$31.52	$26.03	$28.96	$22.15
Second Quarter	$27.67	$22.61	$27.47	$22.07
First Quarter	$29.17	$25.30	$24.04	$13.47

On March 31, 2005, the closing price for our common stock on the New York Stock Exchange was $27.10. At March 31, 2005 we had approximately 16,000 stockholders of record.

We have paid semiannual cash dividends each year since July 1990, and we paid a dividend of $0.08 per share in fiscal years 2005 and 2004. As announced in April 2005, beginning in fiscal year 2006 we intend to increase our annual cash dividend to $0.16 per share, which is expected to be paid out in quarterly installments of $0.04 per share as and when declared by the Board of Directors.

Sales of Unregistered Securities

In March 2005, we redeemed our outstanding $660 million aggregate principal amount 5% Convertible Senior Notes (5% Notes) that were due March 15, 2007. The 5% Notes were issued in fiscal year 2002 and were eligible for redemption as of March 2005. The redemption price was equal to $1,020 per $1,000 principal amount of the 5% Notes, or 102% of the par value of the 5% Notes, plus accrued and unpaid interest to, but excluding, the redemption date. In March 2005, substantially all of the 5% Note holders converted their holdings into common stock at a conversion price of $24.34 per share and, as a result, we issued approximately 27 million shares from treasury. See “Purchases of Equity Securities by the Issuer” below for information concerning the issuance and exercise of a related call spread repurchase option.

In connection with our settlement of certain civil litigation, we issued from treasury approximately 3.8 million shares of common stock in December 2004. Refer to Note 7, “Commitments and Contingencies” of the Consolidated Financial Statements for additional information. We did not receive any additional consideration for these shares, which were issued pursuant to the registration exemption contained in Section 3(a)(10) of the Securities Act of 1933.

Purchases of Equity Securities by the Issuer

The following table sets forth, for the months indicated, our purchases of common stock in the fourth quarter of fiscal year 2005.

			Total Number	Maximum Number
			of Shares	of Shares that
			Purchased as	May Yet Be
	Total Number	Average	Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans
Period	Purchased	per Share	or Programs	or Programs
	(in thousands, except average price paid per share)

January 2005	—	$—	—	19,210
February 2005	3,513	26.89	3,513	15,697
March 2005	29,106	25.02	1,991	13,706

Total	32,619		5,504

Concurrent with the issuance of our 5% Notes in 2002, we had entered into a call spread repurchase option transaction (5% Notes Call Spread). The option purchase price of the 5% Notes Call Spread was $95 million and was charged to Stockholders’ Equity in March 2002. Under the terms of the 5% Notes Call Spread, we could elect to receive (i) outstanding shares equivalent to the number of shares that would be issued if all of the 5% Notes were converted into shares (27 million shares) upon payment of an exercise price of $24.83 per share; or (ii) a net cash settlement, net share settlement or a combination, whereby we would receive cash or shares equal to the increase in the market value of the 27 million shares from the aggregate value at the $24.83 exercise price, subject to an upper limit of $36.60. In March 2005, we exercised the 5% Notes Call Spread to buy 27 million shares of common stock at the exercise price of $24.83 (an aggregate of $673 million).

Our corporate buyback program was originally announced in August 1990 and was subsequently amended by the Board of Directors to increase the number of shares we are authorized to purchase. As of March 31, 2005, approximately 14 million shares were available to be repurchased under our buyback program. The program has no expiration date. Since the inception of our corporate buyback program, we have purchased approximately 186 million shares. In April 2005, we announced our intention to repurchase shares valued at up to $100 million in each quarter of fiscal year 2006, for an annual share repurchase value of up to $400 million.

Item 6. Selected Financial Data.

The information set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data,” included elsewhere in this Annual Report on Form 10-K. The information with respect to fiscal years 2004, 2003, 2002 and 2001 has been restated to reflect the effects of certain prior period transactions that were previously improperly reported and other items (refer to the information under the “Explanatory Note” immediately preceding Part I, Item 1 of this Form 10-K). The restated fiscal year 2001 information set forth below also reflects an earlier restatement as described below under the heading “Prior Restatement of Previously Reported Selected Financial Data.” The restated financial statements from which this information is derived have been audited for fiscal years 2004 and 2003. The related financial statements for fiscal year 2002 and 2001 are currently unaudited. We are in the process of having the restated financial information for fiscal years 2001 and 2000 audited and we intend to file the audited information as soon as the audit is completed. The financial statements for fiscal year 2005 have been audited.

The following table has been adjusted to remove the historical results of ACCPAC, which has been classified as a discontinued operation for all periods presented (refer to Item 1, “Business – Business Developments” and Note 2, “Acquisitions, Divestitures, and Restructuring” of the Consolidated Financial Statements for information concerning the ACCPAC divestiture).

	Year Ended March 31,
STATEMENT OF OPERATIONS DATA	2005	2004(1)	2003(1)	2002(1)	2001(1)(2)
		(restated)	(restated)	(restated)	(restated)
	(in millions, except per share amounts)
Revenue	$3,530	$3,299	$3,042	$2,895	$4,609
Income (loss) from continuing operations(3)	13	(22)	(250)	(1,078)	(269)
Basic earnings (loss) from continuing operations per share(3)	$0.02	(0.04)	$(0.44)	$(1.87)	$(0.46)
Diluted earnings (loss) from continuing operations per share(3)	$0.02	(0.04)	$(0.44)	$(1.87)	$(0.46)
Dividends declared per common share	0.08	0.08	0.08	0.08	0.08

	March 31,
BALANCE SHEET AND OTHER DATA	2005	2004(1)	2003(1)	2002(1)	2001(1) (2)
		(restated)	(restated)	(restated)	(restated)
	(in millions)
Cash provided by continuing operating activities	$1,529	$1,280	$1,310	$1,244	$1,360
Working capital	290	903	(6)	497	340
Total assets(4)	11,082	10,709	11,282	12,384	14,458
Deferred subscription revenue(5)	5,581	4,296	3,774	3,226	1,875
Long-term debt (less current maturities)	1,810	2,298	2,298	3,334	3,629
Stockholders’ equity	4,840	4,710	4,341	4,575	5,720

(1)	As disclosed under the “Explanatory Note” immediately preceding Part I, Item I of this Form 10-K, the Company has restated certain financial data for the fiscal years ended March 31, 2004, 2003, 2002 and 2001. The effects on revenue related to this restatement were: for 2004, an increase of $23 million; for 2003, an increase of $15 million; for 2002, an increase of $9 million; and for 2001, a decrease of $53 million. The net effects on loss from continuing operations related to this restatement were: for 2004, a decrease of $14 million; for 2003, a decrease of $20 million; for 2002, a decrease of $18 million; and for 2001, an increase of $18 million. Refer to Note 12, “Restatement” to the Consolidated Financial Statements for additional information.

(2)	As previously reported on Form 8-K filed with the SEC on April 26, 2004, the Company restated certain financial data for the fiscal year ended March 31, 2001. The net effect on revenue related to the restatement was an increase of $558 million and the net effect on loss from continuing operations was a decrease of $333 million.

(3)	In fiscal year 2005, we incurred an after-tax charge of approximately $144 million ($0.24 per share) related to the shareholder litigation and government investigation settlements, a tax expense charge of $55 million ($0.09 per share) related to the planned repatriation of $500 million in cash under the American Jobs Creation Act of 2004, and an after-tax charge of approximately $17 million ($0.03 per share) for severance and other expenses in connection with a restructuring plan. Refer to “Shareholder Litigation and Government Investigation Settlement,” “Income Taxes,” and “Restructuring Charge” within Results of Operations for additional information.

Effective April 1, 2003, we began charging to expense the computed value of all newly granted stock-based compensation over the vesting period. The computed fair value at the date of grant is calculated using the fair value based methodology under SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.” Refer to Note 1, “Significant Accounting Policies — Accounting for Stock-Based Compensation” of the Consolidated Financial Statements for additional information. We reported an after-tax charge of approximately $39 million ($0.07 per share) and $8 million ($0.01 per share) for stock-based compensation in fiscal years 2005 and 2004, respectively.

Our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” had the effect of prospectively eliminating the amortization of goodwill and certain other intangible assets beginning on April 1, 2002. Refer to Note 1, “Significant Accounting Policies — Goodwill” of the Consolidated Financial Statements for additional information. We amortized goodwill and assembled workforce for fiscal years 2002 and 2001 of $458 million ($0.79 per share) and $462 million ($0.79 per share), respectively.

(4)	Certain prior year balances have been reclassified to conform to the current year’s presentation. Refer to Note 1, “Significant Accounting Policies —Reclassifications” of the Consolidated Financial Statements for additional information.

(5)	Deferred subscription revenue represents the aggregate portion of all undiscounted contractual and committed license agreements for which revenue has been deferred and will be recognized ratably. This balance is the sum of the following components: deferred subscription revenue (uncollected) — current and deferred subscription revenue (uncollected) — noncurrent, which are reported as contra accounts receivable in Note 5, “Trade and Installment Accounts Receivable” of the Consolidated Financial Statements; deferred subscription revenue (collected) — current and deferred subscription revenue (collected) — noncurrent, which are reported as liabilities on the Consolidated Balance Sheets.

Prior Restatement of Previously Reported Selected Financial Data

Following the completion of the investigation by the Audit Committee of our Board of Directors on April 26, 2004, we filed a Current Report on Form 8-K to restate certain financial data for the fiscal years ended March 31, 2001 and 2000 (we refer to this restatement as the prior restatement as distinct from the later restatement described below). On September 22, 2004, we filed an amended Current Report on Form 8-K that included, among other things, a provision to provide audited restated financial statements for the fiscal years ended March 31, 2001 and 2000 (together the Prior Restatement 8-Ks). The revised financial data for these periods are currently unaudited. None of the adjustments set forth for this prior restatement affect the amounts shown in our Consolidated Balance Sheets as of March 31, 2005,

2004, 2003, or 2002, and the related Consolidated Statements of Operations, Stockholders’ Equity, and Cash Flows for each of the fiscal years ended March 31, 2005, 2004, 2003, or 2002. As a result of the conduct leading to the prior restatement, the United States Attorney’s Office for the Eastern District of New York (USAO) and the SEC had previously launched investigations of the Company’s accounting practices and related obstruction of their investigations. On September 22, 2004, we reached agreements with the USAO and SEC by entering into the Deferred Prosecution Agreement (DPA) with the USAO and by consenting to the SEC’s filing of a Final Consent Judgment in the United States District Court for the Eastern District of New York. Refer to Note 7, “Commitments and Contingencies” of the Consolidated Financial Statements as well as the additional Current Report on Form 8-K filed September 22, 2004 for more information concerning the Audit Committee’s investigation and the agreements with the USAO and SEC.

The Audit Committee’s investigation included a detailed review of our compliance with American Institute of Certified Public Accountants’ Statement of Position (SOP) 97-2, “Software Revenue Recognition.” Under SOP 97-2, a requirement for revenue recognition is “persuasive evidence of an arrangement.” Pursuant to paragraph 16 of SOP 97-2, if a vendor has a customary business practice of utilizing written contracts, which has been our general business practice, then to satisfy the evidence of an arrangement requirement, a contract must be signed by both parties. The internal investigation revealed that this requirement was not met in a number of cases during the prior business model period and an analysis of the extent and quantification of the prematurely recognized revenue was performed, which forms the basis of the prior restatement. The analysis included a review of arrangements where customer signatures were obtained late as well as where the customer signature was timely but our countersignature was obtained late. The analysis also included a review of other revenue recognition requirements so as to ensure the accuracy and completeness of the restatement.

The Audit Committee’s investigation found accounting irregularities that led to material misstatements of our financial reports for fiscal years 2001 and 2000, and prior periods. The effect of such prior period errors which have an impact on fiscal year 2000 have been considered as part of our prior restatement in the Prior Restatement 8-Ks. The Audit Committee believes that several factors contributed to the improper recognition of revenue in these periods, including a practice of holding the financial period open after the end of the fiscal quarters, providing customers with contracts with preprinted signature dates, late countersignatures by Company personnel, backdating of contracts, and not having sufficient controls to ensure the proper accounting under SOP 97-2. In addition, the Audit Committee found that certain former executives and other personnel were engaged in the practice of “cleaning up” contracts by, among other things, removing fax time stamps before providing agreements to the outside auditors. Certain of these executives and personnel have admitted to misleading our outside counsel, the Audit Committee and its counsel, and accounting advisers regarding these accounting practices. The exact findings of fact with respect to the Company’s actions can be found in the DPA, Final Consent Judgment, and related documents filed as part of a separate Current Report on Form 8-K filed September 22, 2004. We believe that we now have adequate systems and controls in place to assure proper treatment of revenue recognition for contracts executed under our current Business Model but will also consider additional improvements.

As noted in the restated financial data tables that were filed as part of the Prior Restatement 8-Ks, the net effect on revenue related to the restatement was an increase of $558 million and a decrease of $2 million in the fiscal years ended March 31, 2001 and 2000, respectively. The net effect on net loss for fiscal 2001 was a decrease of $333 million and the net effect on net income for fiscal 2000 was immaterial. Although not presented separately in the restated financial data tables, the Company estimates that the net effect on revenue in periods prior to fiscal year 2000 was an aggregate decrease of $561 million and the aggregate impact on net income for these years was a decrease of $333 million.

In addition to the prior restatement, in this Form 10-K the Company is restating its consolidated financial statements for the fiscal years ended March 31, 2004 and 2003, the quarterly periods in fiscal years 2005 and 2004, and the selected financial data for fiscal years 2002 and 2001. The effects of these subsequent restatements are more fully described under the “Explanatory Note” immediately preceding Part I, Item 1 of this Form 10-K, and are reflected in the table of selected financial data.

We have not separately amended our Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the fiscal years ended March 31, 2004, 2003, 2002, 2001 and 2000 or our Quarterly Reports on Form 10-Q for the quarterly periods in those fiscal years or fiscal year 2005. Consequently, the financial and other information contained in such reports should be reviewed in conjunction with the prior and subsequent restatement of certain financial data for these fiscal periods, which was set forth in the Prior Restatement 8-Ks and in this Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) is intended to provide a more complete understanding of our financial condition, change in financial condition, cash flow, liquidity, and results of operations. As described in Note 2, “Acquisitions, Divestitures, and Restructuring” of the Consolidated

Financial Statements, in fiscal year 2004 we divested a subsidiary, ACCPAC International, Inc. (ACCPAC). The assets, liabilities, results of operations, and cash flow of ACCPAC have been classified as a discontinued operation for all periods presented prior to the sale of ACCPAC in March 2004. The following discussion and analysis of financial condition and results of operations excludes the effect of the discontinued operation.

Additionally, the information below reflects the effects of the restatements announced in 2004 as more fully described in Part I, Item 6 of this Form 10-K and the subsequent restatements announced in May 2005 more fully described in the “Explanatory Note” immediately preceding Part I, Item 1 of this Form 10-K.

Business Overview

We are one of the world’s largest providers of management software. Our software enables our customers to manage their complex IT infrastructures across systems and networks, security, and storage solutions.

Our platform-neutral, integrated technologies help customers manage the investments they have made in IT and make it possible for them to manage all of the computers, networks, and other technologies that comprise their computing environment. Our products enable customers to better manage and reduce IT costs and risks.

Our products participate in a number of high-growth areas, including systems and security management, and business services optimization — which helps organizations align IT to business processes. Our products include both mainframe and distributed solutions, each of which comprise about half of our revenue.

We are focused on four key strategies to drive growth:

Internal Product Development

•	In fiscal year 2005, we invested approximately 20 percent of our revenue in research and development to deliver innovative and relevant technology. In particular, we are focused on market leadership in the core areas of systems management and security management.

•	In April 2005, we reorganized our product development group into five business units to enable us to be more accountable to business and customer needs and to be more responsive to the changing dynamics of the management software marketplace.

International Expansion

•	We are increasing our investments in emerging markets, such as China, India, and other countries, to expand our reach and to grow sales. Partnerships and relationships with systems integrators and channel participants are of particular importance in these regions.

•	In addition to our focus on enterprise customers, we are pursuing the small and medium sized customer market, particularly in the Europe, Middle East, and Africa (EMEA) region.

Alternative Routes to Market

•	We have a direct sales force of over 2,200 quota-carrying salespeople who generate most of our revenue. However, not all customers buy technology directly from the software vendor, providing additional growth opportunities in the area of indirect sales. Developing further channel partnerships is a top priority for us.

•	To help accelerate the growth of our channel business, we recently launched a new Enterprise Solution Provider Program that makes it easier for customers to buy products and to eliminate potential conflicts between direct and indirect sales channels.

•	We have moved to a named account structure, where our direct sales organization will focus on developing relationships with the largest and most important customers. Other accounts will primarily be serviced by reseller partners.

•	We will also partner with OEMs and global systems integrators that play an important role in determining technology purchases in large enterprises.

•	Channel partnerships will also allow us to more cost effectively pursue the small and medium size customer market and will provide us a larger technical pool from which we can draw resources to provide professional services to our customers.

Strategic Acquisitions

•	While internal product development is critical to our long-term success, targeted acquisitions of technologies are equally important.

•	We will continue to make small- to medium-sized acquisitions in our core areas of systems and security management for the enterprise, similar to our recent acquisitions of Pest Patrol, Netegrity, Concord and our anticipated acquisition of Niku.

Significant Business Events

The Government Investigation
In fiscal year 2002, the USAO and the SEC commenced an investigation concerning certain of our past accounting practices, including our revenue recognition procedures in periods prior to the adoption of the Business Model in October 2000.

In September 2004, we reached agreements with the USAO and the SEC by entering into a Deferred Prosecution Agreement (DPA) with the USAO and by consenting to the SEC’s filing of a Final Consent Judgment in the United States District Court for the Eastern District of New York (the Federal Court). The Federal Court approved the DPA on September 22, 2004 and entered the Final Consent Judgment on September 28, 2004. The agreements resolve the USAO and SEC investigations into certain of our past accounting practices, including our revenue recognition policies and procedures, and obstruction of their investigations.

Under the DPA, the Company has agreed to establish a $225 million fund for purposes of restitution to our current and former stockholders, with $75 million paid within 30 days of the date of approval of the DPA by the Court, $75 million to be paid within one year after the approval date and $75 million to be paid within 18 months after the approval date. The Company has made the first $75 million payment. The Company has, among other things, taken the following actions: (1) added two new independent directors to the Board of Directors; (2) established a compliance committee of the Board of Directors by amending the charter of its Audit Committee and renaming it as the Audit and Compliance Committee; (3) appointed a Chief Compliance Officer and began implementation of an enhanced compliance and ethics program; (4) begun to reorganize the Finance Department; (5) established an executive disclosure committee chaired by the Company’s chief executive officer; and (6) enhanced the Company’s Hotline (now Helpline) and issued the Company’s “Compliance and Helpline Policy.”

On March 16, 2005, pursuant to the DPA and Final Consent Judgment, the United States District Court issued an order appointing attorney Lee S. Richards III, Esq., of Richards Spears Kibbe & Orbe LLP, to serve as Independent Examiner. The Independent Examiner will review our compliance with the DPA and Final Consent Judgment and will report his findings and recommendations to the USAO, SEC and Board of Directors on or about September 16, 2005, and quarterly thereafter. We will issue a report on our progress under the DPA and Final Consent Judgment in the proxy statement to be filed with the SEC within 120 days following the end of our fiscal year end, March 31, 2005.

Refer to Note 7, “Commitments and Contingencies” of the Consolidated Financial Statements for additional information concerning the government investigation.

Acquisitions and Divestures
In June 2005, we entered into a definitive agreement to acquire Niku a leading provider of information technology management and governance solutions, in an all cash transaction valued at approximately $350 million, or approximately $280 million net of cash acquired. Niku’s primary software product, Clarity IT-MG, is an integrated suite that spans the full IT life cycle, from investment selection, to execution and delivery of initiatives, to results assessment. In January 2005, we had announced we had signed a partnership to resell, service, and support Niku’s Clarity software. We anticipate integrating Clarity IT-MG with our Business Service Optimization (BSO) unit. The acquisition is subject to approval by both regulatory authorities and Niku’s shareholders and is expected to be completed by August 2005.

In June 2005, we acquired the common stock of Concord, a leading provider of network service management software solutions, in an all cash transaction valued at approximately $337 million. We also assumed approximately $20 million in net debt from Concord for a total purchase price of approximately $357 million, excluding acquisition costs. Concord was a provider of infrastructure software principally in the areas of network health, performance, and fault management. We plan to make Concord’s eHealth and Spectrum software available both as independent products and as integrated components of our Unicenter product portfolio.

In November 2004, we completed the acquisition of Netegrity, a leading provider of security software solutions in the area of access and identity management, in a transaction valued at approximately $455 million in the aggregate. Netegrity was a provider of business security software, principally in the areas of identity and access management, and we have made Netegrity’s identity and access management solutions available both as independent products and as integrated components of our eTrust Identity and Access Management Suite.

In August 2004, we acquired Pest Patrol, a privately held provider of anti-spyware and security solutions, in an all-cash transaction of approximately $40 million. The products acquired in this transaction were integrated into the Company’s eTrust Threat Management software product portfolio. This portfolio protects organizations from diverse Internet dangers such as viruses, spam, and inappropriate use of the Web by employees.

In March 2004, we sold our approximate 90% interest in ACCPAC. Our net proceeds totaled $104 million for all of our outstanding equity interests of ACCPAC, including options and change of control payments for certain ACCPAC officers and managers. We received approximately $90 million of the net proceeds in fiscal year 2004 and the remainder in fiscal year 2005. ACCPAC specializes in accounting, customer relationship management, human resources, warehouse management, manufacturing, electronic data interchange, and point-of-sale software for small and medium-sized businesses. As a result of the sale, we realized a gain, net of taxes, of approximately $60 million in fiscal year 2004. In the second quarter of fiscal year 2005, we recorded an adjustment to the gain of $2 million, net of tax, that reduced the net gain to $58 million. Approximately 600 of our employees were transferred to Sage in fiscal year 2004. The sale completed our multi-year effort to exit the business applications market.

Restructuring and Reorganization
In the second quarter of fiscal year 2005, we announced a restructuring plan that was designed to more closely align our investments with strategic growth opportunities. The restructuring plan included a workforce reduction of approximately five percent or 750 positions worldwide, slightly lower than our original estimate of 800 positions. The plan is expected to yield about $70 million in savings on an annualized basis. In connection with the restructuring plan, we recorded a charge of approximately $28 million in the second quarter of fiscal year 2005 for severance and other termination benefits, and we do not expect to incur any additional charges related to the restructuring plan. As of March 31, 2005, we have made substantially all payments under the plan.

In April 2003 and in connection with the reorganization of the U.S. channel sales organization and the combination of the pre and post sales technical organizations, we eliminated approximately 450 positions worldwide during the quarter ended June 30, 2003. The combination of our pre and post sales organizations resulted in the creation of what we refer to as our CA Technology Services organization. The reorganization of our U.S. channel sales organization included the creation of a 300 person customer interaction call center located in Tampa, Florida. Each of these actions enabled us to achieve efficiencies associated with certain redundant functions that resulted in the elimination of certain positions. We also expensed approximately $15 million of severance and other termination benefits in the first quarter of fiscal year 2004 related to the headcount reduction. We estimate that we achieved annual cost savings of approximately $50 million associated with the headcount reductions.

Business Model

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

Under our Business Model, we provide customers with the flexibility to license software under month-to-month licenses or to fix their costs by committing to longer-term agreements. We also permit customers to change their software mix as their business and technology needs change, which includes the right to receive software in the future within defined product lines for no additional fee. As a result of the right our customers have to receive unspecified future upgrades, we are required under accounting principles generally accepted in the United States of America (GAAP) to recognize revenue from our license agreements evenly on a monthly basis (also known as ratably) over the license term. We believe recognizing license revenue ratably over the term of the license agreement more accurately reflects the earnings process; we also believe that it improves the predictability of our reported revenue streams. Under agreements entered into prior to October 2000 (the prior business model), and as is common practice in the software industry, we did not offer our customers the right to receive unspecified future upgrades. As a result, for most license agreements entered into prior to October 2000, we were required under GAAP to record the present value of the license agreement as revenue at the time the license agreement was signed.

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

Not all of our active customer contracts have been transitioned to our Business Model, which has created what we refer to as a “Transition Period,” during which the license agreements under our prior business model come up for renewal. During this Transition Period, we are building deferred subscription revenue, from which subscription revenue will be amortized. Total deferred subscription revenue, and the associated subscription revenue that comes out of it, is expected to increase over time as we continue to renew customer contracts that were executed under the prior business model, sell additional products and capacity to existing customers, as well as enter into new contracts with new customers. We expect that the majority of contracts executed under the prior business model will be transitioned to our Business Model by the end of fiscal year 2006.

While the impact of changing from an up-front revenue recognition model to our Business Model initially postponed recognition of amounts that previously would have been recognized earlier under the up-front model, we generally did not change our cost structure. Therefore, we have primarily experienced losses since we introduced our Business Model. We expect that our revenues will continue to increase at a greater rate than our expenses.

Under both the prior business model and current Business Model, customers often pay for the right to use our software products over the term of the associated software license agreement. We refer to these payments as installment payments. While the transition to the current Business Model has changed the timing of revenue recognition, in most cases it has not changed the timing of how we bill and collect cash from customers. As a result, our cash generated from operations has generally not been affected by the transition to the current Business Model over the past several years. We do not expect any significant changes in our cash generated from operations as a result of this transition.

Performance Indicators

Management uses several quantitative performance indicators to assess our financial results and condition. Each provides a measurement of the performance of our Business Model and how well we are executing our plan.

Our subscription-based Business Model is unique among our competitors in the software industry and particularly during the Transition Period it is difficult to compare our results for many of our performance indicators with those of our competitors. The following is a summary of the principal quantitative performance indicators that management uses to review performance:

				Percent
For the Year Ended March 31,	2005	2004	Change	Change
(dollars in millions)		(restated)
Subscription revenue	$2,430	$1,961	$469	24%
Total revenue	$3,530	$3,299	$231	7%
Subscription revenue as a percent of total revenue	69%	59%	10%	17%
New deferred subscription revenue (direct)	$3,493	$2,298	$1,195	52%
New deferred subscription revenue (indirect)	$144	N/A	N/A	N/A
Weighted average license agreement duration in years (direct)	3.10	2.78	0.32	12%
Cash from continuing operating activities	$1,529	$1,280	$249	19%
Income (loss) from continuing operations	$13	$(22)	$35	N/A

				Percent
As of March 31,	2005	2004	Change	Change
(dollars in millions)
Total cash, cash equivalents, and marketable securities	$3,125	$1,902	$1,223	64%
Total debt	$2,636	$2,300	$336	15%

Analyses of our performance indicators, including general trends, can be found in the “Results of Operations” and “Liquidity and Capital Resources” sections of this MD&A. The performance indicators discussed below are those that we believe are unique because of our subscription-based Business Model.

Subscription Revenue — Subscription revenue is the ratable revenue recognized in a period from amounts previously recorded as deferred subscription revenue. If the weighted average life of our license agreements remains constant, an increase in deferred subscription revenue will result in an increase in subscription revenue. Since we expect an increase in deferred subscription revenue in fiscal year 2006, we also expect subscription revenue to continue to increase for that period.

New Deferred Subscription Revenue — New deferred subscription revenue represents the total undiscounted incremental value (contract value) of subscription software licenses sold in a period. In the second quarter of fiscal year 2005, we began offering more flexible license terms to our channel partners, necessitating ratable recognition of revenue for the majority of our indirect business. Prior to July 1, 2004, such channel license revenue had been recorded on a sell-through basis (when a distributor, reseller, or VAR sells the software product to their customers) and reported on the “Software fees and other” line item on the Consolidated Statements of Operations. New deferred subscription revenue excludes the value associated with maintenance-only license agreements, license-only indirect sales, and professional services arrangements.

New deferred subscription revenue is what we expect to collect over time from our customers based upon contractual license agreements. This amount is recognized as subscription revenue ratably over the applicable software license term.

The license agreements that contribute to new deferred subscription revenue represent binding payment commitments by customers over periods generally up to three years. New deferred subscription revenue is sometimes referred to as “bookings” and is used by management as a gauge of the level of business activity in a particular quarter. Our bookings typically increase in each consecutive fiscal quarter, with the fourth quarter being the strongest. However, since the level of bookings can be impacted by the volume and dollar amount of contracts coming up for renewal, an increase in bookings does not necessarily equate to an increase in billings or cash receipts.

The contribution to current period revenue from new deferred subscription revenue from any single license agreement is relatively small, since revenue is recognized ratably over the applicable license agreement term. This diminishes the importance of having to complete transactions prior to the end of a particular quarter and allows us to enter into agreements with terms that are more favorable to the Company.

Weighted Average License Agreement Duration in Years — The weighted average license agreement duration in years reflects the duration of all software licenses executed during a period, weighted to reflect the contract value of each individual software license. The annual weighted average duration of 3.10 and 2.78 years for the fiscal years 2005 and 2004, respectively, were derived from the following quarterly new deferred subscription revenue amounts and quarterly weighted average durations in years:

	Fiscal Year 2005		Fiscal Year 2004
		Weighted		Weighted
	New Deferred	Average	New Deferred	Average
	Subscription	Duration	Subscription	Duration
	Revenue	in Years	Revenue	in Years
	(dollars in millions)
Fourth Quarter	$1,469	3.40	$836	2.70
Third Quarter	845	2.95	670	2.90
Second Quarter	649	2.90	405	2.70
First Quarter	530	2.75	387	2.85

	$3,493	3.10	$2,298	2.78

We believe license agreement durations averaging approximately three years increase the value customers receive from our software licenses by giving customers the flexibility to vary their software mix as their needs change. We also believe this flexibility improves our customer relationships and encourages greater accountability by us to each of our customers. The increase in new deferred subscription revenue and the weighted average duration in years for the fourth quarter of fiscal year 2005 was primarily attributable to the extension of license agreements with two large customers. One agreement has an incremental value of approximately $276 million and has a duration of four years and one agreement has an incremental value at approximately $114 million and has a duration of five years. Excluding these two agreements, the weighted average duration of our license agreements for the fourth quarter of fiscal year 2005 would have been 3.0 years.

Results of Operations

Revenue

The following table presents the percentage of total revenue and the percentage of period-over-period dollar change for the revenue line items in our Consolidated Statements of Operations for the fiscal years ended March 31, 2005, 2004, and 2003. These comparisons of financial results are not necessarily indicative of future results.

	Fiscal Year 2005			Fiscal Year 2004
			Percentage			Percentage
	Percentage of		of	Percentage of		of
	Total		Dollar	Total		Dollar
	Revenue		Change	Revenue		Change
			2005/			2004/
	2005	2004	2004	2004	2003	2003
		(restated)		(restated)	(restated)
Revenue:
Subscription revenue	69%	59%	24%	59%	46%	39%
Maintenance	14%	18%	(15%)	18%	24%	(19%)
Software fees and other	7%	10%	(23%)	10%	12%	(9%)
Financing fees	3%	6%	(43%)	6%	10%	(37%)
Professional services	7%	7%	4%	7%	8%	(6%)
Total revenue	100%	100%	7%	100%	100%	8%

Total Revenue
Total revenue for the fiscal year ended March 31, 2005 increased $231 million from the fiscal year ended March 31, 2004, to $3.530 billion. This increase was partially a result of the transition to our Business Model, which contributed additional subscription revenue from the prior fiscal year. The increase in total revenue was also partially attributable to the sales of Netegrity products which contributed approximately $32 million of revenue in the second half of fiscal year 2005. In addition, as our international contracts are denominated in local currencies, the strengthening of both the euro and the British pound as well as certain other currencies against the U.S. dollar increased our revenue by approximately $103 million. Total revenue in fiscal year 2005 as compared with fiscal year 2004 was negatively impacted by anticipated decreases in maintenance and financing fees resulting from how these items are accounted for under the Business Model. The recognition of maintenance and financing fees under our Business Model is discussed further under “Subscription revenue” in this MD&A. Our revenues were further negatively impacted by the fact that beginning in the second quarter of fiscal year 2005, revenue from certain contracts in our channel business is recorded as new deferred subscription revenue, which will be ratably recognized into subscription revenue in future periods compared to prior periods when the majority of such revenue was recognized up-front.

Total revenue for the fiscal year ended March 31, 2004 increased $257 million from the fiscal year ended March 31, 2003, to $3.299 billion. This increase in total revenue was primarily due to the transition to our Business Model that began during the third quarter of fiscal year 2001. This transition resulted in an increase in subscription revenue from fiscal year 2003, partially offset by an anticipated decrease in maintenance and financing fees as described below. Professional services and software fees and other revenue collectively decreased by $47 million for fiscal year 2004 as described below. In addition, in fiscal year 2004, there was a positive impact to revenue of $173 million compared to fiscal year 2003 due to fluctuations in foreign currency exchange rates, primarily associated with the strengthening of both the euro and the British pound versus the U.S. dollar. Continued cautious capital spending by our existing and potential customers impacted bookings of new license agreements and revenue in fiscal year 2004.

Subscription Revenue
Subscription revenue represents the portion of revenue ratably recognized on software license agreements entered into under our Business Model. Many of the licenses recorded between October 2000, when our Business Model was implemented, and the end of fiscal year 2005 continued to contribute to subscription revenue on a monthly, ratable basis. As a result, subscription revenue for fiscal year 2005 includes the ratable recognition of bookings recorded in fiscal year 2005, as well as bookings recorded between October 2000 and the end of fiscal year 2004. This is the primary reason for the increase in subscription revenue in fiscal year 2005 versus fiscal year 2004.

Subscription revenue for the fiscal year ended March 31, 2005 increased $469 million from fiscal year 2004, to $2.430 billion. For the years ended March 31, 2005 and 2004, we added new deferred subscription revenue related to our direct business of $3.493 billion and $2.298 billion, respectively. Licenses executed under our Business Model in the years ended March 31, 2005 and 2004 had weighted average durations of 3.1 and 2.8 years, respectively. Annualized deferred subscription revenue represents the total value of all new software license agreements entered into during a period divided by the weighted average life of all such license agreements recorded during the same period. Annualized deferred subscription revenue related to our direct business increased approximately $301 million, or 36%, for the fiscal year ended March 31, 2005 over the comparable prior fiscal year to $1.127 billion. In addition, we recorded $144 million of new deferred subscription revenue for the fiscal year ended March 31, 2005 related to our indirect business. Subscription revenue was further increased as a result of how we record maintenance revenue under our Business Model as described below.

Approximately 8% of the deferred subscription revenue balance at March 31, 2005 is associated with multi-year contracts signed with the U.S. Federal Government and are generally subject to annual fiscal funding approval.

Under the prior business model, maintenance revenue was separately identified and was reported on the “Maintenance” line item on the Consolidated Statements of Operations. Under the Business Model, maintenance that is bundled with product sales is not separately identified in our customers’ license agreements and therefore is included within the “Subscription revenue” line item on the Consolidated Statements of Operations. Under the prior business model, financing revenue was also separately identified on the Consolidated Statements of Operations. Under the Business Model, financing fees are no longer applicable and the entire contract value is now recognized as subscription revenue over the term of the contract. The quantification of the impact that each of these factors had on the increase in subscription revenue is not determinable.

Subscription revenue for the fiscal year ended March 31, 2004 increased $547 million from fiscal year 2003 to $1.961 billion. Similar to the increase in fiscal year 2005, the increase was primarily due to our transition to our Business Model. Fiscal year 2004 included subscription revenue earned from prior business model software license agreements that renewed during fiscal year 2004. These license agreements did not contribute to revenue in fiscal year 2003. During fiscal years 2004 and 2003, we added new deferred subscription revenue of $2.298 billion and $1.883 billion, respectively.

Maintenance
As expected, maintenance revenue for fiscal years 2005 and 2004 continued to decline, reflecting a decrease of $91 million and $137 million, respectively, from the prior fiscal years to $498 million and $589 million, respectively. The decrease in maintenance revenue for both years reflects the transition to and increased number of license agreements executed under our Business Model, where maintenance revenue, bundled along with license revenue, is reported on the “Subscription revenue” line item on the Consolidated Statements of Operations. The combined maintenance and license revenue on these types of license agreements is recognized on a monthly basis ratably over the term of the agreement. The decrease was partially offset by new maintenance revenue earned from customers who elected optional maintenance at the expiration of their non-term-based license agreements. The quantification of the impact that each of these factors had on the decrease in maintenance revenue is not determinable since maintenance bundled with software licenses under our Business Model is not separately identified. For the fiscal year ended March 31, 2005, maintenance revenue from our indirect business increased $36 million from the fiscal year ended March 31, 2004, to $59 million.

Software Fees and Other
Software fees and other revenue consist of revenue related to distribution and OEM partners that have been recorded on a sell-through basis, revenue associated with joint ventures, royalty revenues, and other revenue. Revenue related to distribution partners and OEMs is sometimes referred to as our “indirect” or “channel” revenue. For the fiscal year ended March 31, 2005, software fees and other revenue decreased $77 million from the fiscal year ended March 31, 2004, to $254 million. In the second quarter of fiscal year 2005, we began offering more flexible license terms to our channel partners, which necessitates the deferral of revenue for the majority of our channel business. The ratable recognition of this deferred revenue is reflected on the “Subscription revenue” line item on the Consolidated Statements of Operations. The Company experienced approximately a 19% increase in the dollar amount of indirect license contract bookings in the fiscal year ended March 31, 2005 versus the comparable prior fiscal year. Indirect license contract bookings represent the total undiscounted incremental value of all licenses sold as part of our channel business. The increase in bookings resulted in $144 million of new deferred subscription revenue related to the channel business that will be deferred and recognized ratably as “Subscription revenue” over the term of the applicable software licenses. In addition, for the fiscal year ended March 31, 2005 and 2004, $54 million and $66 million, respectively, of indirect maintenance revenue was deferred. These amounts are amortized into revenue over the term of the arrangement on the “Maintenance” line item on the Consolidated Statements of Operations. The decrease in software fees and other revenue was partially offset by approximately $21 million of license revenue associated with the sale of Netegrity products and an approximate $10 million benefit associated with the resolution of a prior business model contract dispute in the second quarter of fiscal year 2005.

For the fiscal year ended March 31, 2004, software fees and other decreased $33 million from the fiscal year ended March 31, 2003, to $331 million. The decrease was primarily due to an increase in the amount of channel sales recognized as deferred maintenance of approximately $53 million over the fiscal year ended March 31, 2003. This deferred maintenance will be amortized into revenue over time on the “Maintenance” line item on the Consolidated Statements of Operations. The decrease in software fees and other was partially offset by an increase in the amount of indirect license revenue recorded in fiscal year 2004 as compared with fiscal year 2003.

Financing Fees
Financing fees result from the initial discounting to present value of product sales with extended payment terms under the prior business model, which required up-front revenue recognition. This discount initially reduced the related installment accounts receivable and was referred to as “Unamortized discounts.” The related unamortized discount is amortized over the life of the applicable license agreement and is reported as financing fees. Under our Business Model, additional unamortized discounts are no longer recorded, since we no longer recognize revenue on an up-front basis for sales of products with extended payment terms. As expected, for fiscal years 2005 and 2004, financing fees continued to decline, reflecting a decrease of $80 million and $106 million, respectively, from the prior fiscal years to $104 million and $184 million, respectively. The decrease in financing fee revenue for both years is attributable to the discontinuance of offering license agreements under the prior business model and is expected to decline to zero over the next several years.

Professional Services
Professional services revenue for fiscal year 2005 increased $10 million from fiscal year 2004 to $244 million. The increase was primarily attributable to growth in security software engagements, which utilize Access Control and Identity Management solutions as well as growth in IT Service and Asset Management solutions. The increase was also partially attributable to approximately $4 million of services revenue associated with the sale of Netegrity products. This increase in services revenue was limited due to an increase in services sold in combination with related software products of approximately $14 million, which requires that such services revenue be recognized ratably over the life of the related software contract period.

Professional services revenue for fiscal year 2004 decreased $14 million from fiscal year 2003 to $234 million. The decrease was a result of the weak spending environment that affected the IT service sector in general, our continued shift in focus to professional services engagements that are focused solely on our software products, as well as services sold in combination with related software products of approximately $6 million, which requires that such services revenue be recognized ratably over the life of the related software contract period. Our professional services headcount was reduced by approximately 250 as a result of the creation of our CA Technology Services group in April 2003. Quantification of the impact that these factors had on the decrease in professional services revenue is not determinable.

Total Revenue by Geography
The following table presents the amount of revenue earned from the United States and international geographic regions and corresponding percentage changes for the fiscal years ended March 31, 2005, 2004 and 2003. These comparisons of financial results are not necessarily indicative of future results.

	Fiscal Year 2005			Fiscal Year 2004
	(dollars in millions)
	2005	2004	Change	2004	2003	Change
		(restated)		(restated)	(restated)
United States	$1,808	$1,739	4%	$1,739	$1,740	–
International	1,722	1,560	10%	1,560	1,302	20%

	$3,530	$3,299	7%	$3,299	$3,042	8%

International revenue increased $162 million, or 10%, in fiscal year 2005 as compared with fiscal year 2004. The increase in international revenue was primarily attributable to a positive impact to revenue from fluctuations in foreign currency exchange rates of approximately $103 million for fiscal year 2005 over fiscal year 2004. The increase in foreign currency exchange is primarily associated with the strengthening of both the euro and the British pound versus the U.S. dollar. The increase was also a result of an increase in contract bookings in prior periods associated with our European business. The increase in revenue from the United States was primarily attributable to an increase in contract booking in prior periods as well as an increase in professional services revenue. The increase was partially offset by decreases in revenue from maintenance, finance fees, and software fees and other revenue.

International revenue increased $258 million, or 20%, in fiscal year 2004 as compared with fiscal year 2003. The increase in international revenue was primarily attributable to a positive impact to revenue from fluctuations in foreign currency exchange rates of approximately $173 million for fiscal year 2004 over fiscal year 2003, which was primarily caused by the strengthening of both the euro and the British pound versus the U.S. dollar. The increase was also a result of an increase in contract bookings in prior periods associated with our European business. Despite an increase in fiscal year 2004 of combined subscription, maintenance, and financing revenue in the United States of approximately $59 million, compared with fiscal year 2003, total revenue in the United States declined slightly primarily due to a decrease in professional services revenue and software fees and other.

Price changes and inflation did not have a material impact in fiscal years 2005, 2004, or 2003.

Expenses

The following table presents expenses as a percentage of total revenue and the percentage of period-over-period dollar change for the expense line items in our Consolidated Statements of Operations for the fiscal years ended March 31, 2005, 2004, and 2003. These comparisons of financial results are not necessarily indicative of future results.

	Fiscal Year 2005			Fiscal Year 2004
			Percentage			Percentage
	Percentage of		of	Percentage of		of
	Total		Dollar	Total		Dollar
	Revenue		Change	Revenue		Change
			2005/			2004/
	2005	2004	2004	2004	2003	2003
		(restated)		(restated)	(restated)
Operating expenses:
Amortization of capitalized software costs	13%	14%	(3%)	14%	15%	–
Cost of professional services	6%	7%	3%	7%	8%	(7%)
Selling, general, and administrative	37%	38%	6%	38%	43%	(5%)
Product development and enhancements	20%	20%	4%	20%	21%	3%
Commission and royalties	10%	8%	27%	8%	8%	10%
Depreciation and amortization of other intangible assets	4%	4%	(3%)	4%	5%	(4%)
Goodwill impairment	–	–	–	–	3%	(100%)
Other gains/expenses, net	–	2%	N/A	2%	3%	(45%)
Restructuring charge	1%	–	N/A	–	–	–
Shareholder litigation and government investigation settlements	7%	5%	39%	5%	–	N/A
Total operating expenses	97%	97%	6%	97%	106%	(0%)
Interest expense, net	3%	4%	(9%)	4%	6%	(31%)

Note — Amounts may not add to their respective totals due to rounding.

Amortization of Capitalized Software Costs
Amortization of capitalized software costs consists of the amortization of both purchased software and capitalized internally generated software development costs. Internally generated capitalized software costs are related to new products and significant enhancements to existing software products that have reached the technological feasibility stage. Amortization of capitalized software costs for fiscal years 2005 and 2004 decreased $16 million and $2 million, respectively, from the prior fiscal years to $447 and $463 million, respectively. The total decrease for both years was due primarily to certain purchased software assets becoming fully amortized. We recorded amortization of purchased software products for the fiscal years ended March 31, 2005, 2004, and 2003 of $406 million, $423 million, and $430 million, respectively. We recorded amortization of capitalized internally generated software development costs for the fiscal years ended March 31, 2005, 2004, and 2003 of $41 million, $40 million, and $35 million, respectively.

Cost of Professional Services
Cost of professional services consists primarily of the personnel-related costs associated with providing professional services and training to customers. Cost of professional services for fiscal year 2005 increased $7 million from fiscal year 2004 to $227 million. This increase was partially offset by approximately $12 million of professional services costs related to services sold in combination with related software products, which requires that the total estimated cost of such services be deferred and recognized ratably over the life of the related software contract period. Effective April 1, 2003, we began charging to expense the computed value of all newly granted stock-based compensation over the vesting period. Cost of professional services for the fiscal year ended March 31, 2005 and 2004 included approximately $2 million and $1 million, respectively, of stock-based compensation expense associated with the Company’s adoption of the fair value recognition provisions of SFAS No. 123. Refer to Note 1, “Significant Accounting Policies — Accounting for Stock-Based Compensation” for additional information.

The improvement in professional services gross margin is attributable to a more effective utilization of professional staff associated with slightly reduced headcount and increased professional services revenue.

Cost of professional services for fiscal year 2004 decreased $17 million from fiscal year 2003 to $220 million. This decrease was due primarily to the reduction in professional services engagements, a reduction in personnel costs resulting from efficiencies associated with the combination of our pre-sales and post-sales professional services organizations in fiscal year 2004, and a reduction of $3 million due to an increase in services sold in combination with related software products, which requires that the total estimated cost of such services be deferred and recognized ratably over the life of the related software contract period.

Selling, General, and Administrative (SG&A)
SG&A expenses for fiscal year 2005 increased $76 million from fiscal year 2004 to $1.323 billion. The increase was primarily attributable to an increase in personnel related costs, including an increase of approximately $24 million in stock-based compensation expense principally related to our adoption of the fair value recognition provisions of SFAS No. 123. In addition, in fiscal year 2005 we recorded a credit of approximately $25 million for the provision of doubtful accounts, which is lower than the credit of $53 million we recorded in fiscal year 2004. The credit in the provision for doubtful accounts is a result of the reduction in the prior business model accounts receivable. Under the Business Model, amounts due from customers are offset by related deferred subscription revenue, resulting in little or no carrying value on the balance sheet. In addition, under the Business Model, customer payments are often received in advance of revenue recognition, which results in a reduced net credit exposure. Each of these items reduces the need to provide for estimated bad debts. SG&A for the years ended March 31, 2005 and 2004 also included approximately $24 million and $30 million, respectively, of legal expenses related to the government investigation and, for the year ended March 31, 2005, included $31 million for consulting and other fees associated with our Sarbanes-Oxley compliance program. Further, in the fourth quarter of fiscal year 2005, we realized a gain of approximately $8 million on the sale of an investment that was included in SG&A.

SG&A expenses for fiscal year 2004 decreased $60 million from fiscal year 2003 to $1.247 billion. The decrease was primarily attributable to a reduction in the provision of doubtful accounts of $121 million. As noted above, this decrease is a result of how we account for contractual commitments under the Business Model. The decrease in SG&A was partially offset by a $15 million expense for severance and other termination benefits in connection with the reorganization of the U.S. channel sales organization and the creation of CA Technology Services in April 2003, as well as other increases in personnel and related costs. In addition, we incurred legal and other professional service expenses associated with the investigations conducted by the Audit Committee, the SEC, and the U.S. Attorney’s Office of approximately $30 million, which represents an increase of approximately $24 million from fiscal year 2003. The total stock-based compensation expense recorded in fiscal year 2004 was approximately $6 million.

Product Development and Enhancements
For fiscal year 2005, product development and enhancement expenditures, also referred to as research and development, increased $28 million compared to fiscal year 2004 to $690 million. Product development and enhancement expenditures were approximately 20% of total revenue for fiscal years ended March 31, 2005 and 2004. In addition, product development and enhancements for the years ended March 31, 2005 and 2004 included approximately $17 million and $2 million, respectively, of stock-based compensation expense associated with the Company’s adoption of the fair value recognition provisions of SFAS No. 123. During fiscal year 2005, we continued to focus on and invest in product development and enhancements for emerging technologies such as wireless, Web services and on-demand computing, as well as a broadening of our enterprise product offerings.

Product development and enhancement expenditures for fiscal year 2004 increased $18 million from fiscal year 2003 to $662 million. The increase was primarily a result of an increase in general operating expenditures, as we continue to invest in product development and enhancements such as emerging technologies and a general broadening of our enterprise product offerings. Product development and enhancement expenditures were approximately 20% and 21% of total revenue in each of the fiscal years ended March 31, 2004 and 2003, respectively.

Commissions and Royalties
Commissions and royalties for fiscal year 2005 increased $72 million from fiscal year 2004 to $339 million. The increase was primarily due to the increase in new deferred subscription revenue recorded in fiscal year 2005 on which sales commissions are based, as compared with fiscal year 2004. Commissions are expensed in the period that they are earned by employees, which is typically in the period we record the related deferred subscription revenue.

Commissions and royalties for fiscal year 2004 increased $24 million from fiscal year 2003 to $267 million. The increase was primarily due to the increase in new deferred subscription revenue recorded in fiscal year 2004 as compared with fiscal year 2003. The increase was partially offset by a $14 million reduction in royalties to third parties, as we continue to focus on internal product development and enhancements.

Depreciation and Amortization of Other Intangible Assets
Depreciation and amortization of other intangible assets for fiscal year 2005 decreased $4 million from fiscal year 2004 to $130 million. The decrease in depreciation and amortization of other intangible assets was a result of certain intangible assets from past acquisitions becoming fully amortized.

Depreciation and amortization of other intangible assets for fiscal year 2004 decreased $6 million from fiscal year 2003 to $134 million. The decrease in depreciation and amortization of goodwill and other intangible assets was a result of certain intangible assets from past acquisitions becoming fully amortized.

Goodwill Impairment
During the fourth quarters of fiscal years 2005 and 2004, we performed our annual goodwill impairment review under SFAS No. 142 and determined that no impairment charge was necessary. Refer to “Critical Accounting Policies and Estimates” for additional information about our annual review process.

As a result of our annual goodwill impairment review during the fourth quarter of fiscal year 2003, we recorded a non-cash goodwill impairment charge of $80 million related to our professional services organization. The impairment was attributable to our lower-than-expected results and our projected performance at the date of the review.

Other Gains/Expenses, Net
Gains and losses attributable to sales of fixed assets, certain foreign currency exchange rate fluctuations, and certain other infrequent events have been included in the “Other gains/expenses, net” line item on the Consolidated Statements of Operations. The components of “Other gains/expenses, net” are as follows:

	Year Ended March 31,
	2005	2004	2003
	(in millions)
(Gains) losses attributable to sales of fixed assets	$—	$(19)	$3
Expenses attributable to fluctuations in foreign currency exchange rates	8	41	66
(Gains) expenses attributable to legal settlements	(13)	26	15
Impairment of capitalized software	—	4	—
Payment to Ranger Governance Ltd.	—	—	10

Total	$(5)	$52	$94

Restructuring Charge
In the second quarter of fiscal year 2005, we announced a restructuring plan that was designed to more closely align our investments with strategic growth opportunities. The restructuring plan included a workforce reduction of approximately five percent or 750 positions worldwide, slightly lower than our original estimate of 800 positions. The plan is expected to yield about $70 million in savings on an annualized basis. In connection with the restructuring plan, we recorded a charge of approximately $28 million in the second quarter of fiscal year 2005 for severance and other termination benefits, and we do not expect to incur any additional charges related to this restructuring plan. As of March 31, 2005, we have made substantially all payments under the plan.

Shareholder Litigation and Government Investigation Settlement
In prior fiscal years, a number of stockholder class action lawsuits were initiated that alleged, among other things, that the Company made misleading statements of material fact or omitted to state material facts necessary in order to make the statements, in light of the circumstances under which they were made, not misleading in connection with the Company’s financial performance. Refer to Note 7, “Commitments and Contingencies” of the Consolidated Financial Statements for additional information concerning the shareholder litigation.

In August 2003, we announced the settlement of all outstanding litigation related to these actions. Under the settlement, we agreed to issue a total of up to 5.7 million shares of common stock to the shareholders represented in the three class action lawsuits, including payment of attorneys’ fees. In January 2004, approximately 1.6 million settlement shares were issued along with approximately $3.3 million to the plaintiffs’ attorneys for attorney fees and related expenses. In March 2004, approximately 200,000 settlement shares were issued to participants and beneficiaries of the CASH Plan. On October 8, 2004, the Federal Court signed an order approving the distribution of the remaining 3.8 million settlement shares, less administrative expenses. All the remaining shareholder litigation settlement shares were issued in December 2004. Of the 3.8 million settlement shares, approximately 51,000 were used for the payment of administrative expenses in connection with the settlement, approximately 76,000 were liquidated for cash distributions to class members entitled to receive a cash distribution, and the remaining settlement shares were distributed to class members entitled to receive a distribution of shares.

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

The shareholder litigation settlement expense for fiscal year 2005 of $16 million was a result of the increase in our stock price since March 31, 2004. The aggregate shareholder litigation settlement expense recorded was $174 million, including $158 million in fiscal year 2004. Refer to Note 7, “Commitments and Contingencies” of the Consolidated Financial Statements for additional information.

In September 2004, we reached agreements with the USAO and the SEC in connection with their investigations of improper recognition of revenue and related reporting practices during the period January 1, 1998 through September 30, 2000, and the actions of certain former employees to impede the investigations. Under the DPA, we agreed, among other things, to establish a restitution fund of $225 million to compensate present and former Company shareholders for losses caused by the misconduct of certain former Company executives. In connection with the DPA, we recorded a $10 million charge in the fourth quarter of fiscal year 2004 and $218 million in the second quarter of fiscal year 2005 associated with the establishment of the shareholder restitution fund and related administrative fees. The first payment of $75 million was made during the third quarter of fiscal year 2005. The second payment of $75 million will be made in the second quarter of fiscal year 2006 and the final payment of $75 million will be made in the fourth quarter of fiscal year 2006. Refer to Note 7, “Commitments and Contingencies” of the Consolidated Financial Statements for additional information.

Interest Expense, Net
Interest expense, net for fiscal year 2005 decreased $11 million as compared to fiscal year 2004 to $106 million. The decrease was primarily due to an increase in our average cash balance during the fiscal year ended March 31, 2005 as compared to the fiscal year ended March 31, 2004, which resulted in an increase in interest income of approximately $28 million. The decrease in interest expense was partially reduced by additional interest expense of $8 million incurred as a result of the issuance of the 2005 Senior Notes and an increase in the weighted average interest rate, which resulted in a $9 million increase in interest expense. Refer to the “Liquidity and Capital Resources” section of this MD&A and Note 6, “Debt” of the Consolidated Financial Statements and for additional information.

Interest expense, net for fiscal year 2004 decreased $52 million as compared to fiscal year 2003 to $117 million. The decrease was primarily due to a reduction in average debt outstanding, which resulted in a $46 million decrease in interest expense; a reduction in the weighted average interest rate, which resulted in a $9 million decrease in interest expense; and accelerated amortization of financing fees in the third quarter of fiscal year 2003. This decrease was partially offset by a $3 million gain related to the early retirement of a portion of outstanding debt in fiscal year 2003.

Operating Margins
For fiscal year 2005, our pretax income from continuing operations was $11 million as compared to a pretax loss from continuing operations of $31 million in fiscal year 2004. The improvement in operating margins was primarily related to an increase in revenue and an improvement in cost controls, partially offset by the shareholder litigation and government investigation settlement expense of $234 million recorded in fiscal year 2005.

Income Taxes
Our effective tax rate from continuing operations was approximately (18%), 29%, and 26% for fiscal years 2005, 2004, and 2003, respectively. Refer to Note 8, “Income Taxes” of the Consolidated Financial Statements for additional information.

The income tax expense for the fiscal year ended March 31, 2005 includes a charge of $55 million or $0.09 per share reflecting the estimated cost of repatriating approximately $500 million under the American Jobs Creation Act of 2004. We expect a benefit of approximately $35 million or $0.06 per share in the quarter ending June 30, 2005 reflecting the Department of Treasury and Internal Revenue Service (IRS) Notice 2005-38 issued on May 10, 2005 which will substantially reduce the taxes associated with the repatriation. Income tax expense was partially offset by a $26 million or $0.04 per share tax benefit attributable to a refund claim originally made for additional tax benefits associated with prior fiscal years. We received a letter from the IRS approving the claim for this refund in September 2004.

Selected Quarterly Information

As disclosed under the “Explanatory Note” immediately preceding Part I, Item I of this Form 10-K, the selected quarterly financial data has been restated. Also refer to Note 12, “Restatement” of the Consolidated Financial Statements for additional information, including a reconciliation of amounts previously reported with the corrected amounts.

2005 Quarterly Results	June 30	Sept. 30(1)	Dec. 31(2)	Mar. 31(3)	Total
	(restated)	(restated)	(restated)
	(in millions, except per share amounts)
Revenue	$850	$858	$910	$912	$3,530
Percent of annual revenue	24%	24%	26%	26%	100%
Income (loss) from continuing operations	$47	$(92)	$35	$23	$13
Basic earnings (loss) from continuing operations per share	$0.08	$(0.16)	$0.06	$0.04	$0.02
Diluted earnings (loss) from continuing operations per share	0.08	(0.16)	0.06	0.04	0.02

2004 Quarterly Results	June 30	Sept. 30(4)	Dec. 31(5)	Mar. 31(6)	Total
	(restated)	(restated)	(restated)	(restated)
	(in millions, except per share amounts)
Revenue	$790	$808	$843	$858	$3,299
Percent of annual revenue	24%	24%	26%	26%	100%
Income (loss) from continuing operations	$11	$(87)	$20	$34	$(22)
Basic earnings (loss) from continuing operations per share	$0.02	$(0.15)	$0.03	$0.06	$(0.04)
Diluted earnings (loss) from continuing operations per share	0.02	(0.15)	0.03	0.06	(0.04)

(1)	Includes an after-tax charge of approximately $130 million related to the shareholder litigation and government investigation settlements, an after-tax charge of approximately $17 million for severance and other expenses in connection with a restructuring plan (refer to “Shareholder Litigation and Government Investigation Settlement” and “Restructuring Charge” within Results of Operations for additional information), and an after-tax credit of approximately $3 million related to a reduction in the allowance for doubtful accounts (refer to Note 5, “Trade and Installment Accounts receivable” of the Consolidated Financial Statements for additional information).

(2)	Includes an after-tax charge of approximately $6 million of cash and stock-based compensation expense associated with the appointment of our new President and CEO in November 2004 and an after-tax credit of approximately $4 million related to a reduction in the allowance for doubtful accounts (refer to Note 5. “Trade and Installment Accounts receivable” of the Consolidated Financial Statements for additional information).

(3)	Includes a tax expense charge of $55 million ($0.09 per share) related to the planned repatriation of $500 million in cash under the American Jobs Creation Act of 2004 (refer to “Income Taxes” within Results of Operations for additional information), an after-tax gain of approximately $10 million related to the settlement with Quest Software Inc., and an after-tax credit of approximately $8 million related to a reduction in the allowance for doubtful accounts (refer to Note 5, “Trade and Installment Accounts receivable” of the Consolidated Financial Statements for additional information).

(4)	Includes an after-tax charge of approximately $100 million related to Shareholder Litigation Settlement. Refer to “Shareholder Litigation Settlement and Investigation Charge” within Results of Operations for additional information.

(5)	Includes an after-tax credit of approximately $10 million related to a reduction in the allowance for doubtful accounts (refer to Note 5, “Trade and Installment Accounts receivable” of the Consolidated Financial Statements for additional information).

(6)	Includes an after-tax charge of $10 million related to the government investigation (refer to Note 7, “Commitments and Contingencies” of the Consolidated Financial Statements for additional information) and an after-tax credit of approximately $28 million related to a reduction in the allowance for doubtful accounts (refer to Note 5, “Trade and Installment Accounts receivable” of the Consolidated Financial Statements for additional information).

Liquidity and Capital Resources

Cash, cash equivalents, and marketable securities totaled $3.125 billion on March 31, 2005, an increase of $1.223 billion from the March 31, 2004 balance of $1.902 billion. Cash generated from continuing operating activities for fiscal year

2005 was $1.529 billion, an increase of $249 million from the prior year’s cash from continuing operations of $1.280 billion.

Cash generated from continuing operating activities was positively impacted by a decrease in taxes paid of approximately $411 million. The decrease in taxes paid during fiscal year 2005 was primarily attributable to a new IRS Revenue Procedure, which grants taxpayers a twelve month deferral for cash received from customers to the extent such receipts were not recognized in revenue for financial statement purposes. In addition, cash generated from continuing operating activities was positively impacted by a reduction in cash paid for interest of approximately $17 million. Cash generated from continuing operations activities for the fiscal year ended March 31, 2005 was negatively impacted by the $75 million payment in connection with agreements reached with the USAO and the SEC. Refer to “Other matters” below for additional information.

During fiscal year 2005, we issued $1 billion of Senior Notes and redeemed approximately $660 million in outstanding debt compared to a net debt reduction of approximately $826 million in fiscal year 2004. During fiscal year 2004, we used existing cash balances and cash from operations to repay approximately $826 million in outstanding debt compared to a net debt reduction of approximately $730 million in fiscal year 2003.

As of March 31, 2005 and 2004, our debt arrangements consisted of the following:

	2005		2004
	Maximum	Outstanding	Maximum	Outstanding
Debt Arrangements	Available	Balance	Available	Balance
(in millions)
2002 Revolving Credit Facility (terminated December 2004)	$–	$–	$470	$–
2004 Revolving Credit Facility (expires December 2008)	1,000	–	–	–
Commercial paper	400	–	400	–
6.375% Senior Notes due April 2005	–	825	–	825
5.000% Convertible Senior Notes (called March 2005)	–	–	–	660
6.500% Senior Notes due April 2008	–	350	–	350
4.750% Senior Notes due November 2009	–	500	–	–
1.625% Convertible Senior Notes due December 2009	–	460	–	460
5.625% Senior Notes due November 2014	–	500	–	–
International line of credit	5	–	5	–
Other	–	1	–	5

Total		$2,636		$2,300

At March 31, 2005, we had $2.636 billion in debt and $3.125 billion in cash and marketable securities. Our net liquidity position was, therefore, approximately $489 million.

We expect to use existing cash balances and future cash generated from operations to pay our debt balances as they mature and, based on historical precedent, we expect to continue to generate annual cash flow from operations in excess of $1 billion.

In December 2004, we entered into a new unsecured, revolving credit facility (the 2004 Revolving Credit Facility). The maximum amount available at any time under the 2004 Revolving Credit Facility is $1 billion. The 2004 Revolving Credit Facility expires December 2008 and no amount was drawn as of March 31, 2005. Refer to Note 6, “Debt” of the Consolidated Financial Statements for additional information.

The new credit facility replaces the 2002 Revolving Credit Facility that was due to expire in January 2005. The 2002 Revolving Credit Facility was terminated effective December 2, 2004 and was undrawn as of that date.

In November 2004, we issued an aggregate of $1 billion of unsecured senior notes (2005 Senior Notes) in a transaction pursuant to Rule 144A. We issued $500 million of 4.75%, 5-year notes due November 2009 and $500 million of 5.625%, 10-year notes due November 2014. Refer to Note 6, “Debt” of the Consolidated Financial Statements for additional information.

In March 2005, we redeemed our outstanding $660 million aggregate principal amount 5% Convertible Senior Notes (5% Notes) that were due March 15, 2007. The 5% Notes were issued in fiscal year 2002 and were eligible to be called for redemption as of March 2005. Substantially all of the 5% Note holders converted their holdings into common stock of the Company (aggregate 27 million shares). Refer to Note 6, “Debt” of the Consolidated Financial Statements for additional information.

In March 2005, we exercised our call spread repurchase option that was entered into concurrently with the issuance of the 5% Convertible Senior Notes in 2002, to buy 27 million shares of our common stock at the exercise price of $24.83 (aggregate price $673 million).

In April 2005, we repaid, as scheduled, the $825 million 6.375% Senior Notes with our available cash balances. In the remainder of fiscal year 2006, we expect to use cash balances for acquisitions of strategic technology, for continued investment in product development and enhancements, to pay dividends, and to repurchase our common stock, as approved by the Board of Directors.

We repurchased approximately $161 million of common stock in connection with our publicly announced corporate buyback program in fiscal year 2005 compared with $56 million in fiscal year 2004; we received approximately $73 million in proceeds resulting from the exercise of Company stock options in fiscal year 2005 compared with $57 million in fiscal year 2004; and we paid dividends of $47 million in each of the fiscal years 2005 and 2004. As announced in April 2005, beginning in fiscal year 2006 we intend to increase our annual cash dividend to $0.16 per share, which is expected to be paid out in quarterly installments of $0.04 per share as and when declared by the Board of Directors.

Other Matters

In June 2005, we entered into a definitive agreement to acquire Niku Corporation (Niku), a leading provider of information technology management and governance solutions, in an all cash transaction valued at approximately $350 million, or approximately $280 million net of cash acquired. Niku’s primary software product, Clarity IT-MG, is an integrated suite that spans the full IT life cycle, from investment selection, to execution and delivery of initiatives, to results assessment. In January 2005, we had announced we had signed a partnership to resell, service, and support Niku’s Clarity software. We anticipate integrating Clarity IT-MG with our Business Service Optimization (BSO) unit. The acquisition is subject to approval by both regulatory authorities and Niku’s shareholders and is expected to be completed by August 2005.

In June 2005, we acquired the common stock of Concord, a leading provider of network service management software solutions, in an all cash transaction valued at approximately $337 million. We also assumed approximately $20 million in net debt from Concord for a total purchase price of approximately $357 million, excluding acquisition costs.

In March 2005, we announced the settlement of a lawsuit we filed alleging that Quest Software, Inc. (Quest) used our proprietary information and infringed our intellectual property rights in the development of database administration products. The settlement agreement also resolves Quest’s counterclaims challenging the validity of certain of our copyrights. As part of the settlement, Quest paid us $16 million and has agreed to pay royalties for future product sales under a non-exclusive licensing agreement. Under the agreement, neither we nor Quest made any admission regarding fault or liability. As a result of the settlement, we reported a $16 million gain that is included in “Other gains/expenses, net” in the Consolidated Statements of Operations.

In March 2005, we sold our remaining interest in Viewpoint Corporation (Viewpoint), in a private sale for $12 million, net of fees. As a result of the sale, we reported an $8 million gain that is included in “SG&A” in the Consolidated Statements of Operations. At the time of the sale, we controlled more than 5% of Viewpoint’s outstanding common stock.

In November 2004, Fitch Ratings initiated rating of our long-term and short-term debt. This debt is currently rated in the investment grade rating band.

Our senior unsecured notes are rated Ba1 and BBB- by Moody’s Investors Service and Fitch Ratings, respectively, and are on stable outlook. Our senior unsecured notes are rated BBB- by S&P and the outlook is negative. Our CP program is rated A-3, Not-Prime, and F-3 by Standard & Poor’s, Moody’s Investors Service, and Fitch Ratings, respectively.

In September 2004, we reached agreements with the USAO and the SEC in connection with improper recognition of revenue and related reporting practices during the period January 1, 1998 through September 30, 2000, and the actions of certain former employees to impede the investigations. Under the related DPA, we agreed, among other things, to establish a restitution fund of $225 million to compensate present and former Company shareholders for losses caused by the misconduct of certain former Company executives. In connection with the DPA, we recorded a $10 million charge in the fourth quarter of fiscal year 2004 and $218 million in the second quarter of fiscal year 2005 associated with the establishment of the shareholder restitution fund and related administrative fees. The first payment of $75 million was made during the third quarter of fiscal year 2005. The second payment of $75 million will be made in the second quarter of fiscal year 2006 and the final payment of $75 million will be made in the fourth quarter of fiscal year 2006. Refer to Note 7, “Commitments and Contingencies” of the Consolidated Financial Statements for additional information.

In September 2004, we announced a restructuring plan that was designed to more closely align our investments with strategic growth opportunities. The restructuring plan included a workforce reduction of approximately five percent or 750 positions worldwide, slightly lower than our original estimate of 800 positions. The plan is expected to yield about $70 million in savings on an annualized basis. In connection with the restructuring plan, we recorded a charge of approximately $28 million in the second quarter of fiscal year 2005 for severance and other termination benefits, and we do not expect to incur any additional charges related to this restructuring plan. As of March 31, 2005, we have made substantially all payments under the plan.

In fiscal year 2005, we made several strategic acquisitions to complement certain of our product lines. These included Netegrity, a provider of business security software and Pest Patrol, a privately held provider of anti-spyware solutions. The aggregate purchase price for these acquisitions was approximately $505 million, of which $469 million was paid in cash. Refer to Note 2, “Acquisitions, Divestitures, and Restructuring,” of the Consolidated Financial Statements for additional information relating to our acquisition of Pest Patrol and Netegrity.

In fiscal year 2004, we acquired certain assets from eSecurity Online, Silent Runner, and Miramar Systems. The aggregate purchase price for these assets totaled $53 million, of which $52 million was paid in cash.

In March 2004, we received approximately $90 million in cash from the sale of our approximate 90% interest in ACCPAC. In April 2004, we received the remaining proceeds of approximately $14 million. See Item 1, “Business – Business Developments” for additional information.

In January 2004, we established Premier Management Insurance, Inc. (Premier), an insurance subsidiary, to give us access to re-insurance markets, to enhance insurance coverage, and to take advantage of potential future savings in insurance premiums. Premier requires a minimum cash balance of $50 million. As such, $50 million of our cash is deemed restricted and was recorded in the “Other noncurrent assets” line item on the Consolidated Balance Sheets.

Additionally, we reported restricted cash balances of $17 million and $6 million at March 31, 2005 and 2004, respectively, which were included in the “Other noncurrent assets” line item.

In October 2003, we established a software development center in Hyderabad, India (the India Technology Center) for the purpose of enhancing our development and support capabilities, and to take advantage of certain incentives made available by the Government of Andhra Pradesh (GoAP) in accordance with local law. We currently employ approximately 770 professionals and have approximately 135,000 square feet of commercially leased office space in Hyderabad. In February 2004, we entered into a definitive agreement with the GoAP to acquire more than 30 acres in an undeveloped Software Technology Park zone outside Hyderabad, where we intend to construct a development facility. We have delivered a $2 million bank guarantee in favor of the GoAP to secure our title to the 30-acre site. To date, we have invested approximately $30 million in connection with operations of the India Technology Center, related capital equipment, and early-stage planning for the development of our facility in Hyderabad.

In April 2003, we received $18 million in proceeds related to the sale of certain fixed assets. Since the fixed assets were fully depreciated, the entire amount was recorded as a gain in the quarter ended June 30, 2003.

We pre-fund contributions to our broad-based, employee defined-contribution retirement plan annually each March. Pre-funded contributions totaled $45 million in each of the years ended March 31, 2005 and 2004.

Peak borrowings under all debt facilities during the fiscal year 2005 totaled approximately $3.3 billion, with a weighted average interest rate of 5.3%.

Capital resource requirements as of March 31, 2005 consisted of lease obligations for office space, equipment, mortgage or loan obligations, and amounts due as a result of product and company acquisitions. Refer to “Contractual Obligations and Commitments” for additional information.

It is expected that existing cash, cash equivalents, marketable securities, the availability of borrowings under existing and renewable credit lines and in the capital markets, and cash expected to be provided from operations will be sufficient to meet ongoing cash requirements. We expect our long-standing history of providing extended payment terms to our customers to continue.

Off-Balance Sheet Arrangements

We have commitments to invest approximately $3 million in connection with joint venture agreements. In prior fiscal years, we sold individual accounts receivable under the prior business model to an external third-party subject to certain recourse provisions. The outstanding principal balance subject to recourse of these receivables approximated $183 million and $207 million as of March 31, 2005 and 2004, respectively. As of March 31, 2005, we have not incurred any losses related to these receivables. Other than the commitments and recourse provisions described above, we do not have any other off-balance sheet arrangements with unconsolidated entities or related parties and, accordingly, off-balance sheet risks to our liquidity and capital resources from unconsolidated entities are limited.

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

The following table summarizes our contractual arrangements at March 31, 2005 and the timing and effect that such commitments are expected to have on our liquidity and cash flow in future periods. In addition, the table summarizes the timing of payments on our debt obligations as reported on our Consolidated Balance Sheet as of March 31, 2005.

	Payments Due by Period
		Less Than	1–3	3–5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(in millions)
Long-term debt obligations (inclusive of interest)	$3,132	$912	$168	$1,421	$631
Operating lease obligations(1)	499	128	165	89	117
Purchase obligations	27	10	8	2	7
Other long-term liabilities(2)	97	33	24	17	23

Total	$3,755	$1,083	$365	$1,529	$778

(1)	The contractual obligations for noncurrent operating leases include sublease income totaling $132 million expected to be received in the following periods: $30 million (less than 1 year); $49 million (1–3 years); $34 million (3–5 years); and $19 million (more than 5 years).

(2)	Other long-term liabilities primarily relate to operating expenses associated with operating lease obligations.

As of March 31, 2005, we have no material capital lease obligations, either individually or in the aggregate.

Outlook for Fiscal Year 2006

The outlook for our fiscal year 2006 is premised on the assumption that there will be limited-to-modest improvement in the current economic and IT environments. We also believe that customers will continue to be cautious with their technology purchases.

Our preliminary outlook for fiscal year 2006 is to generate revenue in the range of $3.8 billion to $3.9 billion and earnings per share in the range of $0.46 to $0.51.

We expect that:

•	Subscription revenue as a percentage of total revenue, as well as annualized deferred subscription revenue, should continue to increase during fiscal year 2006 for the same reasons as described in Results of Operations for the fiscal year 2005 increase;

•	Cash generated from operations should decline from 15% to 20%, as a result of an increase in taxes paid from fiscal year 2005 of approximately $300 million, as well as a payment of approximately $150 million as part of the DPA;

•	Our weighted average license agreement duration should continue to be approximately 3 years;

•	Maintenance revenue as a separate line item on the Consolidated Statements of Operations should continue to decrease as deferred maintenance revenue previously recorded under our prior business model is amortized over the term of the original license agreement;

•	Financing fees should continue to decrease as amounts earned from license agreements under our prior business model are amortized over the term of the original license agreement;

•	The level of professional service engagements for fiscal year 2006 should increase slightly from fiscal year 2005,

•	Total SG&A expense for fiscal year 2006 should increase approximately 15% due to acquisitions, our continuing effort to build distribution call centers, and expansion of our sales and marketing efforts;

•	We will incur approximately $110 million (pre-tax) in non-cash stock-based compensation charges in connection with our early adoption of SFAS No. 123(R) (we incurred $49 million of total stock-based compensation charges in fiscal year 2005);

•	Product development and enhancement expenditures should increase approximately 5% due to recent acquisitions and should continue to constitute a significant portion of total operating expenses in fiscal year 2006;

•	We should pay approximately $300 million in income taxes (we paid $12 million in taxes in fiscal year 2005);

•	We should repurchase shares valued at up to $100 million in each quarter of fiscal year 2006, for an annual share repurchase value of up to $400 million;

•	We should pay a cash dividend of $0.16 per share, payable in quarterly installments of $0.04 per share as and when declared by the Board of Directors; and

•	Our debt level should decrease to approximately $1.8 billion as a result of fiscal year 2006 scheduled payments.

Critical Accounting Policies and Estimates

We review our financial reporting and disclosure practices and accounting policies quarterly to help ensure that they provide accurate and transparent information relative to the current economic and business environment. Note 1, “Significant Accounting Policies” of the Consolidated Financial Statements contains a summary of the significant accounting policies that we use. Many of these accounting policies involve complex situations and require a high degree of judgment, either in the application and interpretation of existing accounting literature or in the development of estimates that impact our financial statements. On an ongoing basis, we evaluate our estimates and judgments based on historical experience as well as other factors that are believed to be reasonable under the circumstances. These estimates may change in the future if underlying assumptions or factors change.

We consider the following significant accounting polices to be critical because of their complexity and the high degree of judgment involved in implementing them.

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

Under our Business Model, software license agreements include flexible contractual provisions that, among other things, allow customers to receive unspecified future software products for no additional fee. These agreements combine the right to use the software product with maintenance for the term of the agreement. Under these agreements, we recognize revenue ratably over the term of the license agreement beginning upon completion of the four SOP 97-2 recognition criteria noted above. For license agreements signed prior to October 2000 (the prior business model), once all four of the above noted revenue recognition criteria were met, software license fees were recognized as revenue up-front, and the maintenance fees were deferred and subsequently recognized as revenue over the term of the license.

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

Revenue from professional service arrangements is recognized pursuant to the provisions of SOP 97-2, which in most cases is as the services are performed. Revenues from professional services that are sold as part of a software transaction are deferred and recognized on a ratable basis over the life of the related software transaction. If it is not probable that a project will be completed or the payment will be received, revenue is deferred until the uncertainty is removed.

Revenue from sales to distributors, resellers, and VARs is recognized when all four of the SOP 97-2 revenue recognition criteria noted above are met and when these entities sell the software product to their customers. This is commonly referred to as the sell-through method. Beginning July 1, 2004, a majority of sales of products to distributors, resellers and VARs incorporate the right to receive certain unspecified future software products and revenue from those contracts is therefore recognized on a ratable basis.

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

Under the terms of substantially all of our license agreements, we have agreed to indemnify customers for costs and damages arising from claims against such customers based on, among other things, allegations that our software products infringe the intellectual property rights of a third party. In most cases, in the event of an infringement claim, we retain the right to (i) procure for the customer the right to continue using the software product; (ii) replace or modify the software product to eliminate the infringement while providing substantially equivalent functionality; or (iii) if neither (i) nor (ii) can be reasonably achieved, we may terminate the license agreement and refund to the customer a pro-rata portion of the fees paid. Such indemnification provisions are accounted for in accordance with SFAS No. 5. The likelihood that we would be required to make refunds to customers under such provisions is considered remote. In most cases and where legally enforceable, the indemnification is limited to the amount paid by the customer.

Accounts Receivable

The allowance for doubtful accounts is a valuation account used to reserve for the potential impairment of accounts receivable on the balance sheet. In developing the estimate for the allowance for doubtful accounts, we rely on several factors, including:

•	Historical information, such as general collection history of multi-year software agreements;

•	Current customer information/events, such as extended delinquency, requests for restructuring, and filing for bankruptcy;

•	Results of analyzing historical and current data; and

•	The overall macroeconomic environment.

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

Income Taxes

When we prepare our consolidated financial statements, we estimate our income taxes in each of the jurisdictions in which we operate. We record this amount as a provision for taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” This process requires us to estimate our actual current tax liability in each jurisdiction; estimate differences resulting from differing treatment of items for financial statement purposes versus tax return purposes (known as “temporary differences”), which result in deferred tax assets and liabilities; and assess the likelihood that our deferred tax assets and net operating losses will be recovered from future taxable income. If we believe that recovery is not likely, we establish a valuation allowance. We have recognized as a deferred tax asset a portion of the tax benefits connected with losses related to operations. As of March 31, 2005, our gross deferred tax assets, net of a valuation allowance, totaled $350 million. Realization of these deferred tax assets assumes that we will be able to generate sufficient future taxable income so that these assets will be realized. The factors that we consider in assessing the likelihood of realization include the forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets.

Deferred tax assets result from acquisition expenses, such as duplicate facility costs, employee severance and other costs that are not deductible until paid, net operating losses (NOLs) and temporary differences between the taxable cash payments received from customers and the ratable recognition of revenue in accordance with GAAP. The NOLs expire between 2006 and 2016. An additional valuation allowance of $34 million ($28 million from acquired NOLs) was established in fiscal year 2005 for certain NOLs and other deferred tax assets we believe might not be realized. Future results may vary from these estimates. At this time it is not practicable to determine if we will need to increase the valuation allowance or if such future valuations will have a material impact on our financial statements.

Goodwill, Capitalized Software Products, and Other Intangible Assets

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires an impairment-only approach to accounting for goodwill. Absent any prior indicators of impairment, we perform an annual impairment analysis during the fourth quarter of our fiscal year. We performed our annual assessment for fiscal year 2005 and concluded that there were no impairments to record.

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

Product Development and Enhancements

We account for product development and enhancements in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” SFAS No. 86 specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established and assumptions are used that reflect our best estimates. If other assumptions had been used in the current period to estimate technological feasibility, the reported product development and enhancement expense could have been impacted.

Accounting for Stock-Based Compensation

We currently maintain stock based compensation plans. Prior to April 1, 2003, we accounted for stock-based compensation under the recognition and measurement provisions in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and related interpretations.

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

Legal Contingencies

We are currently involved in various legal proceedings and claims. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any legal proceeding or claim is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability of a loss and the determination as to whether an exposure is reasonably estimable. Due to the uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending litigation and claims, and may revise our estimates. Such revisions could have a material impact on our results of operations and financial condition. Refer to Note 7, “Commitments and Contingencies” of the Consolidated Financial Statements for a description of our material legal proceedings.

New Accounting Pronouncements

In October 2004, the American Jobs Creation Act of 2004 was signed into law. This act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided that certain criteria are met. In addition, on December 21, 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. The Company expects to repatriate approximately $500 million of cash under the American Jobs Creation Act of 2004 during fiscal year 2006 and has therefore accrued a $55 million or $0.09 per share tax charge in fiscal year 2005. We expect a benefit of approximately $35 million or $0.06 per share in the quarter ending June 30, 2005 reflecting the Department of Treasury and IRS Notice 2005-38 issued on May 10, 2005 which will substantially reduce the taxes associated with the repatriation.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share — Based Payment (SFAS No. 123(R)).” SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their consolidated financial statements. Beginning in April 2005, the Company expects to adopt SFAS No. 123(R) under the modified retrospective method. Under the modified retrospective method, the Company is required to restate prior period financial results to include the impact of share-based compensation expense. We expect we will incur approximately $110 million (pre-tax) in non-cash stock-based compensation charges in connection with our early adoption of SFAS No. 123(R).

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges beginning in the Company’s second quarter of fiscal year 2006. The Company does not believe that adopting of SFAS No. 153 will have any impact on the Company’s consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies the term “conditional asset retirement obligation” as that term is used in FASB No. 143, “Accounting for Asset Retirement Obligations.” It also clarifies when an entity has sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company is not required to begin applying the provisions of FIN 47 until fiscal year 2006. The Company is in the process of assessing the impact of the pronouncement’s requirements on its financial statements.

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

•	Demand for products and services;

•	Length of sales cycle;

•	Customer implementation of our products;

•	Magnitude of price and product and/or services competition;

•	Introduction of new hardware;

•	General economic conditions in countries in which customers do a substantial amount of business;

•	Customer budgets for hardware, software and services;

•	Ability to develop and introduce new or enhanced versions of our products;

•	Changes in foreign currency exchange rates;

•	Ability to control costs;

•	The size of licensing transactions;

•	Reorganizations of the sales and technical services forces;

•	The results of litigation, including the government and internal investigations;

•	Ability to retain and attract qualified personnel; and

•	Reaction of customers to our Business Model.

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

We have entered into a Deferred Prosecution Agreement (DPA) with the U.S. Attorney’s Office for the Eastern District of New York (USAO); we may be subject to criminal prosecution if we violate this agreement. Additionally, we have entered into a Final Consent Judgment with the SEC and we may be subject to, among other things, substantial civil penalties and fines if we violate our agreement with the SEC.

Our agreements with the USAO and the SEC resolve their investigations into certain of our past accounting practices, including our revenue recognition policies and procedures, and obstruction of their investigations provided we comply with certain continuing requirements under these agreements. We describe some of these requirements below. (For more information about our agreements with the USAO and the SEC, refer to Note 7, “Commitments and Contingencies” of the Consolidated Financial Statements as well as our Current Report on Form on 8-K filed September 22, 2004.)

The DPA
If it is determined that we: deliberately gave false, incomplete or misleading information pursuant to the DPA; have committed any federal crimes subsequent to the DPA; or otherwise knowingly, intentionally, and materially violated any provision of the DPA, we shall be subject to prosecution for any Federal criminal violation of which the USAO has knowledge. Any such prosecution may be based on information we have provided to the USAO, the SEC and other governmental agencies in connection with our cooperation under the DPA. This would include information provided because of our entry into the DPA that otherwise may not have been available to the USAO or may otherwise have been subject to privilege. Our continued cooperation with the USAO, the SEC, and our newly appointed Independent Examiner (see below) pursuant to the DPA and Consent Judgment may lead to the discovery of additional information regarding the conduct of the Company, including members of former management in prior periods. We cannot predict the impact, if any, of any such information on our business, financial condition, results of operations, and cash flow.

The Final Consent Judgment with the SEC (the Consent Judgment)
Pursuant to the Consent Judgment, we are enjoined from violating a number of provisions of the federal securities laws. Any further violation of these laws could result in civil remedies, including sanctions, fines and penalties, which may be far more severe than if the violation had occurred without the Consent Judgment being in place. Additionally, if we breach the terms of the Consent Judgment, the SEC may petition the Court to vacate the Consent Judgment and restore the SEC’s original action to the active docket for all purposes. If the action were restored, the SEC could use information in the action that we have provided to the USAO, the SEC, and other governmental agencies in connection with our cooperation under the Consent Judgment. This would include information provided because of our entry into the Consent Judgment that otherwise may not have been available to the SEC or may otherwise have been subject to privilege.

General
Under both the DPA and the Consent Judgment, we are obligated to undertake a number of internal reforms including but not limited to: adding new management and independent directors; establishing a Compliance Committee of the Board of Directors and an executive disclosure committee; establishing new comprehensive records management policies; taking steps to implement best practices regarding recognition of software license revenue; establishing a comprehensive compliance and ethics program; reorganizing our Finance and Internal Audit Departments; establishing a plan to improve communication with government agencies engaged in inquiries or investigations relating to the Company; enhancing our current hotline for employees to report potential violations of the law or other misconduct; and agreeing to the appointment of an Independent Examiner, who will serve a term of 18 months (subject to extension by the USAO and the SEC), and will examine and issue reports on our practices to the USAO, the SEC, and our Board of Directors beginning no later than September 2005 and quarterly thereafter. In the short-term, we cannot predict what impact, if any, the adoption of these reforms (including the upcoming reports of the Independent Examiner) may have on our business, financial condition, results of operations, and cash flow and they may result in the diversion of management attention and employee resources from core business functions or opportunities.

If it were determined that we breached the terms of the DPA or Consent Judgment, we cannot predict the scope, timing, or outcome of the actions that would be taken by the USAO or the SEC. These actions could include the institution of administrative, civil injunctive, or criminal proceedings, the imposition of fines and penalties, which may be significant, suspensions or debarments from government product and/or services contracts, and other remedies and sanctions, any of which could lead to an adverse impact on our credit ratings and ability to obtain financing, an adverse impact on our stock price, loss of additional senior management, the inability to attract or retain key employees, and the loss of customers. In addition, under the law, the illegal acts of our employees may be ascribed to us. We cannot predict what impact, if any, these matters may have on our business, financial condition, results of operations, and cash flow.

As previously disclosed, we have engaged our independent auditors to audit the restated financial statements for the fiscal years ended March 31, 2001 and 2000. This audit has not yet been completed.

Moreover, under both the DPA and Consent Judgment, we are obligated to cooperate with the government in its ongoing investigations of past conduct. While we do not anticipate any further material adjustments to our financial statements for completed periods, the processes described above have not been fully completed, and we may be required to take additional remedial measures.

If we do not adequately manage and evolve our financial reporting and managerial systems and processes, our ability to manage and grow our business may be harmed.

Our ability to successfully implement our business plan and comply with regulations, including the Sarbanes-Oxley Act of 2002, requires effective planning and management system and process. We will need to continue to improve existing and implement new operational and financial systems, procedures and controls to manage our business effectively in the future. As a result, we have recently licensed enterprise resource planning software from SAP AG and have begun a process to expand and upgrade our operational and financial systems. Any delay in the implementation of, or disruption in the transition to our new or enhanced systems, procedures or controls, could harm our ability to accurately forecast sales demand, manage our supply chain, achieve accuracy in the conversion of electronic data and records, report financial and management information on a timely and accurate basis, and could potentially constitute a breach of the terms of the DPA. In addition, as we add additional functionality, new problems could arise that we have not foreseen. Such problems could adversely impact our ability to do the following in a timely manner: provide quotes; take customer orders; ship products; provide services and support to our customers; bill and track our customers; fulfill contractual obligations; and otherwise run our business. Failure to properly or adequately address these issues could result in the diversion of management’s attention and resources, impact our ability to manage our business and our results of operations, cash flows, and our stock price could be negatively impacted.

We may encounter difficulties in successfully integrating companies and products that we have acquired or may acquire into our existing business.

We have in the past and expect in the future to acquire complementary companies, products, services and technologies. The risks we may encounter include: we may find that the acquired company or assets do not further improve our financial and strategic position as planned; we may have difficulty integrating the operations and personnel of the acquired business; we may have difficulty retaining the technical skills needed to provide services on the acquired products; we may have difficulty incorporating the acquired technologies or products with our existing product lines; we may have product liability, customer liability or intellectual property liability associated with the sale of the acquired company’s products; our ongoing business may be disrupted by transition or integration issues; our management’s attention may be diverted from other business concerns; we may be unable to obtain timely approvals from governmental authorities under applicable competition and antitrust laws; we may have difficulty maintaining uniform standards, controls, procedures and policies; our relationships with current and new employees, customers and distributors could be impaired; the acquisition may result in increased litigation risk including litigation from terminated employees or third parties; and our due diligence process may fail to identify significant issues with the target company’s product quality, financial disclosures, accounting practices, internal control deficiencies, including material weaknesses, product architecture, legal contingencies and other matters. These factors could have a material adverse effect on our business, results of operations, financial condition or cash flows, particularly in the case of a large acquisition or number of acquisitions. To the extent we issue shares of stock or other rights to purchase stock, including options, to pay for acquisitions, existing stockholders’ interests may be diluted and earnings per share may decrease.

We are subject to intense competition, and we expect to face increased competition in the future.

The markets for our products are intensely competitive, and we expect product and service offerings and pricing competition to increase. Some of our competitors have longer operating histories, greater name recognition, larger technical staffs, established relationships with hardware vendors, and/or greater financial, technical, and marketing resources. Competitors for our various products include large technology companies. We also face competition from numerous smaller companies and shareware authors that may develop competing products. The competition may affect our ability to attract and retain the technical skills needed to provide services to our customers, forcing us to become more reliant on delivery of services through third parties.

Our competitors include large vendors of hardware or operating system software. The widespread inclusion of products that perform the same or similar functions as our products within computer hardware or other companies’ software products could reduce the perceived need for our products and services, or render our products obsolete and unmarketable. Furthermore, even if these incorporated products are inferior or more limited than our products, customers may elect to accept the incorporated products rather than purchase our products. In addition, the software industry is currently undergoing consolidation as software companies seek to offer more extensive suites and broader arrays of software products, as well as integrated software and hardware solutions. This consolidation may negatively impact our competitive position, which could adversely affect our business, financial condition, operating results, and cash flow. Refer to Item 1, “Business – Competition,” for additional information.

Certain software is licensed from third parties.

Some of our products contain software licensed from third parties. Some of these licenses may not be available to us in the future on terms that are acceptable or allow our products to remain competitive. The loss of these licenses or the ability to maintain any of them on commercially acceptable terms could delay development of future products or enhancement of existing products. We may also choose to pay a premium price for such a license in certain circumstances where continuity of the product would outweigh the premium cost of the license. We do not consider the revenue from products using software licensed from third parties to be material. However, there can be no assurance that at a given point of time, any of the above will not have an adverse impact on our business, financial condition, operating results, and cash flow.

Certain software we use is from open source code sources.

Some of our products contain software from open source code sources. The use of such open source code may subject us to certain conditions, including the obligation to offer our products that use open source code for no cost. We monitor our use of such open source code to avoid subjecting our products to conditions we do not intend. However, the use of such open source code may ultimately subject some product(s) to unintended conditions so that we are required to take remedial action that may divert resources away from our development efforts. We believe that the use of such open source code will not have a significant impact on our operations and that our products will be viable after any remediation efforts. However, there can be no assurance that future conditions involving such open source code will not have an adverse impact on our business, financial condition, operating results, and cash flow.

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

Failure to adapt to technological change could adversely affect our earnings

If we fail to keep pace with technological change in our industry, such failure would have an adverse effect on our revenues and earnings. We operate in a highly competitive industry characterized by rapid technological change, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. During the past several years, many new technological advancements and competing products entered the marketplace. The distributed systems and application management markets in which we operate are far more crowded and competitive than our traditional mainframe systems management markets. Our ability to compete effectively and our growth prospects depend upon many factors, including the success of our existing distributed systems products, the timely introduction and success of future software products, and the ability of our products to interoperate and perform well with existing and future leading databases and other platforms supported by our products. We have experienced long development cycles and product delays in the past, particularly with some of our distributed systems products, and expect to have delays in the future. Delays in new product introductions or less-than-anticipated market acceptance of these new products are possible and would have an adverse effect on our revenues and earnings.

Discovery of errors in our software could adversely affect our earnings.

The software products we offer are inherently complex. Despite testing and quality control, we cannot be certain that errors will not be found in current versions, new versions, or enhancements of our products after commencement of commercial shipments. If new or existing customers have difficulty deploying our products or require significant amounts of customer support, our operating margins could be adversely affected. Moreover, we could face possible claims and higher development costs if our software contains undetected errors or if we fail to meet our customers’ expectations. Significant technical challenges also arise with our products because our customers purchase and deploy our products across a variety of computer platforms and integrate them with a number of third-party software applications and databases. These combinations increase our risk further because in the event of a system-wide failure, it may be difficult to determine which product is at fault; thus, we may be harmed by the failure of another supplier’s products. As a result of the foregoing, we could experience:

•	Loss of or delay in revenues and loss of market share;

•	Loss of customers, including the inability to do repeat business with existing key customers;

•	Damage to our reputation;

•	Failure to achieve market acceptance;

•	Diversion of development resources;

•	Increased service and warranty costs;

•	Legal actions by customers against us which could, whether or not successful, increase costs and distract our management;

•	Increased insurance costs; and

•	Failure to successfully complete service engagements for product installations and implementations.

In addition, a product liability claim, whether or not successful, could be time-consuming and costly and thus could have a material adverse affect on our business, results of operations or financial positions.

Our credit ratings have been downgraded and could be downgraded further.

Our credit ratings from Moody’s and S&P were downgraded in the past and S&P has recently placed us on negative outlook. Moody’s, S&P, or any other credit rating agency may further downgrade or take other negative action with respect to our credit ratings in the future. If our credit ratings are further downgraded or other negative action is taken, we would be required to, among other things, pay additional interest under our credit agreements. Any downgrades could affect our ability to obtain additional financing in the future and may affect the terms of any such financing. This could have a material adverse effect on our business, financial condition, operating results, and cash flow.

We have a significant amount of debt.

As of March 31, 2005, we had approximately $2.6 billion of debt outstanding, consisting of unsecured fixed-rate senior note obligations, convertible senior notes, and unsecured multicurrency credit facilities. Refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Commitments” for the payment schedule of our long-term debt obligations, inclusive of interest. We expect that existing cash, cash equivalents, marketable securities, cash provided from operations, and our bank credit facilities will be sufficient to meet ongoing cash requirements. However, failure to generate sufficient cash as our debt becomes due or to renew credit lines prior to their expiration may adversely affect our business, financial condition, operating results, and cash flow.

Failure to protect our intellectual property rights would weaken our competitive position.

Our future success is dependent upon our proprietary technology. We protect our proprietary information through the use of patent, copyright, trademark, trade secret laws, confidentiality procedures, and contractual provisions. Notwithstanding our efforts to protect our proprietary rights, policing unauthorized use or copying of our proprietary information is difficult. Unauthorized use or copying occurs from time to time and litigation to enforce intellectual property rights could result in significant costs and diversion of resources. Moreover, the laws of some foreign jurisdictions do not afford the same degree of protection to our proprietary rights as do the laws of the United States. For example, “shrink-wrap” or “click-on” licenses may be unenforceable in whole or in part in some jurisdictions in which we operate. In addition, patents we have obtained may be circumvented, challenged, invalidated, or designed around by other companies. Our inability to adequately protect our intellectual property for these or other reasons could adversely affect our business, financial condition, operating results, and cash flow. Refer to Item 1, “Business – Proprietary Rights,” for additional information.

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

Our customers’ data centers and IT environments may be subject to hacking or other breaches

If an actual or perceived breach of our customer’s network security occurs, allowing access to our customers’ data centers or other parts of their IT environments, regardless of whether the breach is attributable to our products, the market perception of the effectiveness of our products could be harmed. Because the techniques used by computer hackers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. Alleviating any of these problems could require significant expenditures of our capital and diversion of our resources from development efforts. Additionally, these efforts could cause interruptions, modifications, delays or cessation of our product licensing, which could cause us to lose existing or potential customers adversely affecting our business, financial condition, operating results, and cash flow.

Our software products, data centers and IT environments may be subject to hacking or other breaches

Although we believe we have sufficient controls in place to prevent intentional disruptions, we expect to be an ongoing target of attacks specifically designed to impede the performance of our products. Similarly, experienced computer programmers, or hackers, may attempt to penetrate our network security or the security of our data centers and IT environments and misappropriate proprietary information or cause interruptions of our services. If these intentionally disruptive efforts are successful, our activities could be adversely affected, our reputation and future sales could be harmed, and our business, financial condition, operating results, and cash flow could be adversely affected.

Customer decisions are influenced by general economic conditions.

Our products are designed to improve the productivity and efficiency of our customers’ information processing resources. However, a general slowdown in the world economy or a particular region could cause customers to delay or forgo decisions to license new products, to upgrade their existing environments, or to acquire services, particularly with respect to discretionary spending in the software industry, which could adversely affect our business, financial condition, operating results, and cash flow.

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

As announced in April 2005, our products will be aligned by software business unit. Our business units will consist of Enterprise Systems Management, Security Management, Storage Management, Business Service Optimization (BSO), and the CA Products Group — which will encompass solutions from a number of CA brands that fall outside of our core areas of systems and security management. Some or all of these areas may not grow, may decline in growth, or customers may decline or forgo use of products in some or all of these product areas. This is particularly true in newly emerging areas. A decline in these product areas could result in decreased demand for our products and services, which would adversely impact our business, financial condition, operating results, and cash flow.

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

Our stock price is subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant license agreements, changes in earnings estimates by analysts, announcements related to our past accounting issues, announcements of technological innovations or new products by us or our competitors, changes in domestic and international economic and business conditions, general conditions in the software and computer industries, and other events or factors. In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price of many companies in industries that are similar or related to those in which we operate and that have been unrelated to the operating performance of these companies. These market fluctuations have in the past adversely affected and may continue to adversely affect the market price of our common stock, which in turn could affect the value of our stock-based compensation and our ability to retain and attract key employees.

Taxation of extraterritorial income could affect our results.

In August 2001, a World Trade Organization (WTO) dispute panel determined that the tax provisions of the FSC Repeal and Extraterritorial Income Exclusion Act of 2000 (ETI) constitute an export subsidy prohibited by the WTO Agreement on Subsidies and Countervailing Measures. The U.S. government appealed the panel’s decision and lost its appeal. On March 1, 2004, the European Union began imposing retaliatory tariffs on a specified list of U.S.–source goods. In order to comply with international trade rules the American Jobs Creation Act of 2004 (the Act) repealed the current tax treatment for ETI. The Act replaces the ETI provisions with a domestic manufacturing deduction and includes transition provisions for the ETI phase-out. We are reviewing the provisions of the Act and the impact on our effective tax rate. Although the WTO has not challenged the Act, it remains possible that the WTO may once again challenge the new tax benefits as being an illegal export subsidy.

Other potential tax liabilities may affect our results.

We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and accruals. Should additional taxes be assessed as a result of an audit or litigation, a material effect on our income tax provision and net income in the period or periods in which that determination is made could result.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio, debt, and installment accounts receivable. We have a prescribed methodology whereby we invest our excess cash in debt instruments of government agencies, such as municipal bonds, and high-quality corporate issuers (Standard & Poor’s single “A” rating and higher). To mitigate risk, many of the securities have a maturity date within one year, and holdings of any one issuer, excluding the U.S. government, do not exceed 10% of the portfolio. Periodically, the portfolio is reviewed and adjusted if the credit rating of a security held has deteriorated. We do not utilize derivative financial instruments to mitigate interest rate risk.

We have shifted from a blend of both fixed and floating rate debt instruments to substantially all fixed rate debt instruments to take advantage of historically low interest rates. As of March 31, 2005, our outstanding debt approximated $2.6 billion, approximately all of which is in fixed rate obligations. If market rates were to decline, we could be required to make payments on the fixed rate debt that would exceed those based on current market rates. Each 25 basis point decrease in interest rates would have an associated annual opportunity cost of approximately $7 million. Each 25 basis point increase or decrease in interest rates would have an immaterial annual effect on variable rate debt interest based on the balances of such debt as of March 31, 2005.

We offer financing arrangements with installment payment terms in connection with our software license agreements. The aggregate amounts due from customers include an imputed interest element, which can vary with the interest rate environment. Each 25 basis point increase in interest rates would have an associated annual opportunity cost of approximately $12 million.

Foreign Currency Exchange Risk

We conduct business on a worldwide basis through branches and subsidiaries in 47 countries outside the United States. We are therefore exposed to movement in currency exchange rates. As part of our risk management strategy and consistent with prior years, we did not enter into any foreign exchange derivative transactions. In addition, we manage our level of exposure by denominating a majority of international sales and payments of related expense in the local currencies of our subsidiaries. A 1% change in all foreign currencies against the U.S. dollar would have an insignificant effect on our results from operations.

Equity Price Risk

As of March 31, 2005, we have minimal investments in marketable equity securities of publicly traded companies. These investments were considered available-for-sale with any unrealized gains or temporary losses deferred as a component of stockholders’ equity. It is not customary for us to make investments in equity securities as part of our investment strategy.

Item 8. Financial Statements and Supplementary Data.

Our Consolidated Financial Statements are listed in the List of Consolidated Financial Statements and Financial Statement Schedules filed as part of this Annual Report on Form 10-K and are incorporated herein by reference.

The Supplementary Data specified by Item 302 of Regulation S-K as it relates to selected quarterly data is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Information on the effects of changing prices is not required.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report on Form 10-K. During this evaluation, management identified material weaknesses in the Company’s internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) related to its recent financial statement restatement and to an ineffective control environment associated with the Company’s Europe, Middle East and Africa (EMEA) region, as more fully described below. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this annual report on Form 10-K, the Company’s disclosure controls and procedures were not effective as a result of these material weaknesses.

(b) Management’s report on internal control over financial reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted its evaluation of the effectiveness of internal control over financial reporting as of March 31, 2005 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing the effectiveness of the Company’s internal control over financial reporting. During this evaluation, management identified two material weaknesses in the Company’s internal control over financial reporting, as described below. Management has concluded that as a result of these material weaknesses, as of March 31, 2005, the Company’s internal control over financial reporting was not effective based upon the criteria in Internal Control — Integrated Framework issued by COSO.

A material weakness is a control deficiency, or a combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Public Company Accounting Oversight Board Auditing Standard No. 2 identifies a number of circumstances that, because of their likely significant negative effect on internal control over financial reporting, are to be regarded as at least significant deficiencies as well as strong indicators that a material weakness exists. These indicators include the restatement of previously issued financial statements to reflect the correction of a misstatement. Management has identified material weaknesses as of March 31, 2005 related to the restatement of its financial statements and an ineffective control environment in EMEA.

Material Weaknesses in Internal Control over Financial Reporting Relating to Restatement of Financial Statements and an Ineffective Control Environment in the Company’s EMEA Region

At March 31, 2005, the Company did not have policies and procedures over the accounting for credits attributable to software contracts executed under the Company’s prior business model that were sufficient to prevent or detect the improper accounting of credits initially established under side agreements entered into during fiscal years 1998 through 2001. As a result of this deficiency, the Company’s internal control over financial reporting did not detect the material misstatements that were made as a result of the prior period accounting errors related to the entry into the aforementioned side agreements. In May 2005, the Company announced that it expected to restate its financial statements for fiscal years 2000 through 2004, and to make appropriate adjustments in its interim financial statements for fiscal year 2005, to eliminate the effects of certain prior-period accounting errors. Certain of these errors resulted from software license agreements that the Company entered into in fiscal years 1998 through 2001 which were altered by side agreements that, if correctly accounted for, would have prevented the full recognition of related revenue until later periods. Reference is made to Note 12, “Restatement” to the Consolidated Financial Statements for further discussion of the financial impact of this restatement.

At March 31, 2005, the Company had an ineffective control environment in its EMEA region. During fiscal year 2005, members of management in the Company’s EMEA region failed to support consistent application of policies and procedures and to foster a culture of integrity and high ethical standards in the region. This resulted in overlooking of conduct involving conflicts of interest with the Company relating to the use of vendor services, overriding Human Resources’ procedures and attempts to frustrate and discourage the reporting and investigation of improper conduct.

Each of the aforementioned material weaknesses in internal control over financial reporting individually resulted in more than a remote likelihood that a material misstatement of the Company’s interim or annual financial statements would not have been prevented or detected.

The Company’s independent registered public accountants, KPMG LLP, have audited and issued a report on management’s assessment of the Company’s internal control over financial reporting. That report is included on the page set forth in the List of Consolidated Financial Statements and Financial Statement Schedules.

(c) Changes in internal control over financial reporting

During the fourth quarter of fiscal year 2005, the Company was engaged in an ongoing review of its internal control over financial reporting as described below. Based on that review management believes that, during the fourth quarter of fiscal year 2005 there were changes in the Company’s internal control over financial reporting, as described below, that have materially affected, or are reasonably likely to materially affect, those controls.

As previously reported, and as described further in Note 7, “Commitments and Contingencies” of the Consolidated Financial Statements, in September 2004 the Company reached agreements with the USAO and SEC by entering into the DPA with the USAO and by consenting to the SEC’s filing of a Final Consent Judgment in the United States District Court for the Eastern District of New York. The DPA requires the Company to, among other things, undertake certain reforms that will affect its internal control over financial reporting. These include implementing a worldwide financial and enterprise resource planning information technology system to improve internal controls, reorganizing and enhancing the

Company’s Finance and Internal Audit Departments, and establishing new records management policies and procedures. The Company believes that these and other reforms, such as enhanced procedures to assure proper recognition of revenue, should enhance its internal control over financial reporting. For more information regarding the DPA, refer to the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2004 and the exhibits thereto, including the DPA.

During the fourth quarter of fiscal year 2005, the Company also continued documenting, testing, and making improvements to its internal controls in light of Section 404 of the Sarbanes-Oxley Act of 2002. These improvements include additional controls, such as management-level approvals, institution of an anti-fraud program, management-level delegations of duties, segregation of responsibilities, and software order-to-shipment review, as well as more comprehensive documentation of key control activities in the areas of tax, financial reporting, software development, indirect sales, accounts payable and professional services. The process is ongoing and the Company will continue to address items that require remediation and work to improve internal controls and to educate and train employees on controls and procedures in order to establish and maintain effective internal control over financial reporting.

Planned remediation efforts regarding the material weakness in internal control over financial reporting related to the restatement of financials include the following:

•	Maintaining a separate schedule of credits granted under software contracts executed under the Company’s prior business model;

•	Requiring the financial reporting department to review, on a quarterly basis, credits related to software contracts executed under the Company’s prior business model to determine the proper accounting for any such credits; and

•	Periodic testing by Internal Audit of the completeness and accuracy of the credit schedule prepared by the Sales Accounting department and of all accounting entries related to the utilization of any such credits by the Company’s customers.

Subsequent to March 31, 2005, the Company has taken several steps toward remediation of the material weakness relating to the control environment in its EMEA region described above. The Company has been and is implementing enhancements to its internal control over financial reporting intended to provide reasonable assurance that the ineffective control environment in the Company’s EMEA region will be remediated and not recur. Steps already taken include:

•	The commencement of disciplinary proceedings against members of management and other employees in the EMEA region leading to their resignation or termination subsequent to March 31, 2005;

•	The appointment of a new General Manager for the EMEA region in June 2005;

•	The appointment of a new Head of Procurement for the EMEA region in June 2005;

•	The hiring of a new Head of Facilities for the EMEA region who will commence employment in July 2005; and

•	The appointment of a new Assistant General Counsel for the EMEA region in December 2004.

The remediation of the control environment in the EMEA region is ongoing. As of March 31, 2005, certain enhancements were not yet in place and/or were not in place for sufficient time to fully determine their effectiveness as of March 31, 2005. Other planned enhancements include, the hiring of new senior finance management personnel for the EMEA region, implementation of additional segregation of duties and responsibilities within the EMEA region and additional education and training. Management is committed to the rigorous enforcement of an effective control environment.

Management believes that the efforts described above, when fully implemented, will be effective in remediation of the material weaknesses identified in Management’s Report on Internal Control Over Financial Reporting, as described above.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Reference is made to our definitive proxy statement, to be filed with the SEC, for information concerning our directors. This information is incorporated herein by reference. Also, refer to Part I of this Report for information concerning executive officers under the caption “Executive Officers of the Registrant.”

Information about our compliance with Section 16(a) of the Exchange Act is incorporated by reference from the discussion that will appear under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with the SEC.

Information about the Audit and Compliance Committee of our Board of Directors, including the members of the Committee and our Audit and Compliance Committee financial expert, is incorporated by reference from our definitive proxy statement to be filed with the SEC.

We maintain a Code of Ethics and Business Conduct (Code of Ethics), which is applicable to all employees and directors, on our website at ca.com/codeofethics. Any amendment or waiver to the Code of Ethics that applies to our directors or executive officers will be posted on our website or in a report filed with the SEC on Form 8-K. The Code of Ethics is available free of charge in print to any stockholder who requests one by writing to Kenneth V. Handal, our Executive Vice President, General Counsel and Corporate Secretary, at the Company’s world headquarters in Islandia at the address listed on the cover of this Form 10-K.

Item 11. Executive Compensation.

Reference is made to our definitive proxy statement, to be filed with the SEC, for information concerning executive compensation, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Reference is made to our definitive proxy statement, to be filed with the SEC, for information concerning security ownership of each person known by us to own beneficially more than 5% of our outstanding shares of common stock, of each of our directors, and all executive officers and directors as a group, and equity compensation plan information, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

Reference is made to our definitive proxy statement, to be filed with the SEC, for information concerning certain relationships and related transactions, which is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Reference is made to our definitive proxy statement, to be filed with the SEC, for information concerning our independent auditors’ fees and services as well as our Audit and Compliance Committee’s policy on pre-approval of audit and permissible non-audit services of our independent auditors, which is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	(1) The Registrant’s financial statements together with a separate table of contents are annexed hereto.
(2) Financial Statement Schedules are listed in the separate table of contents annexed hereto.
(3) Exhibits.

Regulation S-K
Exhibit Number
2.1	Agreement and Plan of Merger, dated as of October 6, 2004, by and among Computer Associates International, Inc., Nova Acquisition Corp., and Netegrity, Inc.	Previously filed as Exhibit 2.1 to Netegrity, Inc.’s Current Report on Form 8-K dated October 6, 2004, and incorporated herein by reference.
2.2	Form of Stockholder Agreement dated as of October 6, 2004, among the stockholders named therein, Computer Associates International, Inc., and Nova Acquisition Corp.	Previously filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated October 6, 2004, and incorporated herein by reference.
2.3	Agreement and Plan of Merger, dated as of April 7, 2005, by and among Computer Associates International, Inc., Minuteman Acquisition Corp., and Concord Communications, Inc.	Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated April 7, 2005, and incorporated herein by reference.
2.4	Agreement and Plan of Merger, dated as of June 9, 2005, by and among Computer Associates International, Inc., Nebraska Acquisition Corp., and Niku Corporation.	Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated June 9, 2005, and incorporated herein by reference.
3.1	Restated Certificate of Incorporation.	Previously filed as an Exhibit to the Company’s Form 10-Q for the fiscal quarter ended December 31, 1998, and incorporated herein by reference.
3.2	By-Laws of the Company, as amended.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 1, 2005, and incorporated herein by reference.
4.1	Certificate of Designation of Series One Junior Participating Preferred Stock, Class A of the Company.	Previously filed as Exhibit 3 to the Company’s Current Report on Form 8-K dated June 18, 1991, and incorporated herein by reference.
4.2	Rights Agreement dated as of June 18, 1991, between the Company and Manufacturers Hanover Trust Company.	Previously filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated June 18, 1991, and incorporated herein by reference.
4.3	Amendment No. 1 dated May 17, 1995, to Rights Agreement dated as of June 18, 1991.	Previously filed as Exhibit C to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995, and incorporated herein by reference.
4.4	Amendment No. 2 dated May 23, 2001, to Rights Agreement dated as of June 18, 1991.	Previously filed as Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001, and incorporated herein by reference.
4.5	Amendment No. 3 dated November 9, 2001, to Rights Agreement dated as of June 18, 1991.	Previously filed as Exhibit 99.1 to the Company’s Form 8-K dated November 9, 2001, and incorporated herein by reference.
4.6	Indenture with respect to the Company’s $1.75 billion Senior Notes, dated April 24, 1998, between the Company and The Chase Manhattan Bank, as Trustee.	Previously filed as Exhibit 4(f) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998, and incorporated herein by reference.

Regulation S-K
Exhibit Number
4.7	Indenture with respect to the Company’s 5% Convertible Senior Notes due 2007, dated March 18, 2002, between the Company and State Street Bank and Trust Company, as Trustee.	Previously filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002, and incorporated herein by reference.
4.8	Registration Rights Agreement dated March 18, 2002, among the Company and the Initial Purchasers of the 5% Convertible Senior Notes.	Previously filed as Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002, and incorporated herein by reference.
4.9	Purchase Agreement dated March 13, 2002, among the Initial Purchasers of the 5% Convertible Senior Notes and the Company.	Previously filed as Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002, and incorporated herein by reference.
4.10	Indenture with respect to the Company’s 1.625% Convertible Senior Notes due 2009, dated December 11, 2002, between the Company and State Street Bank and Trust Company, as Trustee.	Previously filed as Exhibit 4.1 to the Company’s Form 10-Q for the fiscal quarter ended December 31, 2002, and incorporated herein by reference.
4.11	Registration Rights Agreement dated December 11, 2002, among the Company and the Initial Purchasers of the 1.625% Convertible Senior Notes.	Previously filed as Exhibit 4.2 to the Company’s Form 10-Q for the fiscal quarter ended December 31, 2002, and incorporated herein by reference.
4.12	Purchase Agreement dated December 6, 2002, among the Initial Purchasers of the 1.625% Convertible Senior Notes and the Company.	Previously filed as Exhibit 4.3 to the Company’s Form 10-Q for the fiscal quarter ended December 31, 2002, and incorporated herein by reference.
4.13	Indenture with respect to the Company’s 4.75% Senior Notes due 2009 and 5.625% Senior Notes due 2014, dated November 18, 2004, between the Company and The Bank of New York, as Trustee.	Previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 15, 2004, and incorporated herein by reference.
4.14	Registration Rights Agreement dated November 18, 2004, among the Company and the Initial Purchasers of the 4.75% Senior Notes due 2009 and 5.625% Senior Notes due 2014.	Previously filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated November 15, 2004, and incorporated herein by reference.
4.15	Purchase Agreement dated November 15, 2004, among the Initial Purchasers of the 4.75% Senior Notes due 2009 and 5.625% Senior Notes due 2014, and the Company.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 15, 2004, and incorporated herein by reference.
10.1*	1987 Non-Statutory Stock Option Plan.	Previously filed as Appendix C to the Company’s definitive Proxy Statement dated July 1, 1987, and incorporated herein by reference.
10.2*	Amendment No. 1 to the 1987 Non-Statutory Stock Option Plan dated October 20, 1993.	Previously filed as Exhibit C to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference.
10.3*	1991 Stock Incentive Plan, as amended.	Previously filed as Exhibit 1 to the Company’s Form 10-Q for the fiscal quarter ended September 30, 1997, and incorporated herein by reference.

Regulation S-K
Exhibit Number
10.4*	1993 Stock Option Plan for Non-Employee Directors.	Previously filed as Annex 1 to the Company’s definitive Proxy Statement dated July 7, 1993, and incorporated herein by reference.
10.5*	Amendment No. 1 to the 1993 Stock Option Plan for Non-Employee Directors dated October 20, 1993.	Previously filed as Exhibit E to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference.
10.6*	1996 Deferred Stock Plan for Non-Employee Directors.	Previously filed as Exhibit A to the Company’s Proxy Statement dated July 8, 1996, and incorporated herein by reference.
10.7*	Amendment No. 1 to the 1996 Deferred Stock Plan for Non-Employee Directors.	Previously filed on Exhibit A to the Company’s Proxy Statement dated July 6, 1998, and incorporated herein by reference.
10.8*	1998 Incentive Award Plan.	Previously filed on Exhibit B to the Company’s Proxy Statement dated July 6, 1998, and incorporated herein by reference.
10.9*	Year 2000 Employee Stock Purchase Plan.	Previously filed on Exhibit A to the Company’s Proxy Statement dated July 12, 1999, and incorporated herein by reference.
10.10*	2001 Stock Option Plan.	Previously filed as Exhibit B to the Company’s Proxy Statement dated July 18, 2001, and incorporated herein by reference.
10.11	Credit Agreement dated as of December 31, 2002, among the Company, the Banks which are parties thereto and Bank Of America, N.A., Citicorp North America, Inc., and JP Morgan Chase Bank, as agents, with respect to a $400 million Revolving Loan.	Previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended December 31, 2002, and incorporated herein by reference.
10.12*	Computer Associates International, Inc. 2002 Incentive Plan (amended and restated effective as of March 31, 2004).	Previously filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004, and incorporated herein by reference.
10.13*	2002 Compensation Plan for Non-Employee Directors.	Previously filed as Exhibit C to the Company’s Proxy Statement dated July 26, 2002, and incorporated herein by reference.
10.14*	2003 Compensation Plan for Non-Employee Directors.	Previously filed as Exhibit A to the Company’s Proxy Statement dated July 17, 2003, and incorporated herein by reference.
10.15*	Offer letter to Jeff Clarke.	Previously filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004, and incorporated herein by reference.
10.16	Credit Agreement dated as of December 2, 2004, among the Company, the Banks which are parties thereto and Citicorp North America, Inc., Bank Of America, N.A., and JP Morgan Chase Bank, N.A., as agents, with respect to a $1 billion Revolving Loan.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 2, 2004, and incorporated herein by reference.
10.17*	Employment agreement, dated March 7, 2005, between the Company and Mark Barrenechea.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 7, 2005, and incorporated herein by reference.

Regulation S-K
Exhibit Number
10.18*	Employment agreement, dated February 1, 2005, between the Company and Robert W. Davis.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 1, 2005, and incorporated herein by reference.
10.19*	Restricted Stock Award for Robert W. Davis.	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 1, 2005, and incorporated herein by reference.
10.20*	Relocation Polices including Form of Moving and Relocation Expense Agreement.	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated February 1, 2005, and incorporated herein by reference.
10.21*	Employment agreement, dated November 22, 2004, between the Company and John A. Swainson.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 18, 2004, and incorporated herein by reference.
10.22*	Employment agreement, dated November 22, 2004, between the Company and Jeff Clarke.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 18, 2004, and incorporated herein by reference.
10.23*	Restricted Stock Unit Agreement for John A. Swainson.	Previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated November 18, 2004, and incorporated herein by reference.
10.24*	Form of Moving and Relocation Expense Agreement.	Previously filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K dated November 18, 2004, and incorporated herein by reference.
10.25	Change in Control Severance Policy, effective October 18, 2004.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 18, 2004, and incorporated herein by reference.
10.26*	Letter Agreement, dated August 26, 2004, between the Company and Sanjay Kumar.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 22, 2004, and incorporated herein by reference.
10.27*	Notice of Revocation dated September 22, 2004.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 22, 2004, and incorporated herein by reference.
10.28	Deferred Prosecution Agreement, including the related Information and Stipulation of Facts.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 22, 2004, and incorporated herein by reference.
10.29	Final Consent Judgment of Permanent Injunction and Other Relief, including SEC complaint.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 22, 2004, and incorporated herein by reference.
10.30*	Form of Restricted Stock Unit Certificate.	Previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended December 31, 2004, and incorporated herein by reference.
10.31*	Form of Non-Qualified Stock Option Certificate.	Previously filed as Exhibit 10.2 to the Company’s Form 10-Q for the fiscal quarter ended December 31, 2004, and incorporated herein by reference.
10.32*	Form of Non-Qualified Stock Option Agreement.	Previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004, and incorporated herein by reference.
10.33*	Form of Incentive Stock Option Agreement.	Previously filed as Exhibit 10.2 to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004, and incorporated herein by reference.

Regulation S-K
Exhibit Number
10.34*	Form of Restricted Stock Award.	Previously filed as Exhibit 10.3 to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004, and incorporated herein by reference.
10.35*	Employment agreement, dated July 8, 2004, between the Company and Kenneth D. Cron.	Previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2004, and incorporated herein by reference.
10.36*	Employment agreement, dated June 14, 2004, between the Company and Kenneth V. Handal.	Previously filed as Exhibit 10.2 to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2004, and incorporated herein by reference.
10.37*	Agreement, dated April 11, 2005, between the Company and John A. Swainson.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 11, 2005, and incorporated herein by reference
10.38*	Agreement, dated April 11, 2005, between the Company and Jeff Clarke.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 11, 2005, and incorporated herein by reference.
10.39*	Agreement, dated April 11, 2005, between the Company and Robert W. Davis.	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 11, 2005, and incorporated herein by reference.
10.40*	Agreement, dated April 11, 2005, between the Company and Michael J. Christenson.	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 11, 2005, and incorporated herein by reference.
10.41*	Form of Stock Option Agreement.	Previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated April 11, 2005, and incorporated herein by reference.
10.42*	Form of Stock Option Agreement.	Previously filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K dated April 11, 2005, and incorporated herein by reference.
10.43*	Form of Stock Option Agreement.	Previously filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K dated April 11, 2005, and incorporated herein by reference.
10.44*	Form of Stock Option Agreement.	Previously filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K dated April 11, 2005, and incorporated herein by reference.
10.45*	Form of Restricted Stock Agreement.	Previously filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K dated April 11, 2005, and incorporated herein by reference.
10.46*	Form of Restricted Stock Agreement.	Previously filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K dated April 11, 2005, and incorporated herein by reference.
10.47*	Form of Restricted Stock Agreement.	Previously filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K dated April 11, 2005, and incorporated herein by reference.
10.48*	Employment Agreement, dated March 23, 2005, between the Company and Donald Friedman.	Previously filed as Exhibit 10.12 to the Company’s Current Report on Form 8-K dated April 11, 2005, and incorporated herein by reference.

Regulation S-K
Exhibit Number
10.49*	Employment Agreement, dated February 14, 2005, between the Company and Michael J. Christenson.	Previously filed as Exhibit 10.13 to the Company’s Current Report on Form 8-K dated April 11, 2005, and incorporated herein by reference.
10.50*	Computer Associates International, Inc. Deferred Compensation Plan for John A. Swainson, dated April 29, 2005.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 29, 2005, and incorporated herein by reference.
10.51*	Trust Agreement between Computer Associates International, Inc. and Fidelity Management Trust Company, dated as of April 29, 2005.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 29, 2005, and incorporated herein by reference.
10.52*	Employment Agreement, dated December 18, 2004, between the Company and Patrick J. Gnazzo.	Filed herewith
10.53*	1995 Key Employee Stock Ownership Plan, as amended on June 26, and February 25, 2003.	Previously filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003, and incorporated herein by reference.
21	Subsidiaries of the Registrant.	Filed herewith.
23	Consent of Independent Registered Public Accounting Firm.	Filed herewith.
31.1	Certification of the CEO pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the CFO pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

*	Management contract or compensatory plan or arrangement.

(b)	Exhibits: Refer to Index to Exhibits.

(c)	Financial Statement Schedules: The response to this portion of Item 15 is submitted as a separate section of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER ASSOCIATES INTERNATIONAL, INC.
By	/s/ JOHN A. SWAINSON
John A. Swainson
President and Chief Executive Officer

By	/s/ ROBERT W. DAVIS
Robert W. Davis
Executive Vice President and Chief Financial Officer

By	/s/ DOUGLAS E. ROBINSON
Douglas E. Robinson
Senior Vice President, Controller, and Principal Accounting Officer

Dated: June 29, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the date indicated:

Name	Title

/s/ RUSSELL M. ARTZT Russell M. Artzt	Director
/s/ KENNETH D. CRON Kenneth D. Cron	Director
/s/ ALFONSE M. D’AMATO Alfonse M. D’Amato	Director
/s/ GARY J. FERNANDES Gary J. Fernandes	Director
/s/ ROBERT E. La BLANC Robert E. La Blanc	Director
/s/ JAY W. LORSCH Jay W. Lorsch	Director
/s/ WILLIAM E. McCRACKEN William E. McCracken	Director
/s/ LEWIS S. RANIERI Lewis S. Ranieri	Non-Executive Chairman
/s/ WALTER P. SCHUETZE Walter P. Schuetze	Director
/s/ JOHN A. SWAINSON John A. Swainson	President, Chief Executive Officer and Director
/s/ LAURA S. UNGER Laura S. Unger	Director
/s/ RENATO ZAMBONINI Renato Zambonini	Director

Dated: June 29, 2005

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
ISLANDIA, NEW YORK

ANNUAL REPORT ON FORM 10-K
ITEM 8, ITEM 9A, ITEM 15(a)(1) AND (2), AND ITEM 15(c)

LIST OF CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

YEAR ENDED MARCH 31, 2005

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Report of the Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Computer Associates International, Inc.:

We have audited the accompanying consolidated balance sheets of Computer Associates International, Inc. and subsidiaries as of March 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2005. In connection with our audits of the consolidated financial statements, we also audited the consolidated financial statement schedule listed in Item 15(c). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Computer Associates International, Inc. and subsidiaries as of March 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 12, the consolidated financial statements as of March 31, 2004 and for each of the years ended March 31, 2004 and 2003 have been restated.

As discussed in Note 1 to the consolidated financial statements, effective April 1, 2003, the Company adopted the fair value method of accounting provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure – an amendment of SFAS 123.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Computer Associates International, Inc.’s internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 29, 2005 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting as of March 31, 2005.

/s/ KPMG LLP

New York, New York
June 29, 2005

Report of the Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Computer Associates International, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)), that Computer Associates International, Inc. and subsidiaries did not maintain effective internal control over financial reporting as of March 31, 2005, because of the effect of material weaknesses identified in management’s assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Computer Associates International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of March 31, 2005:

     (i) At March 31, 2005, the Company did not have policies and procedures over the accounting for credits attributable to software contracts executed under the Company’s prior business model that were sufficient to prevent or detect the improper accounting of credits initially established under side agreements entered into during fiscal years 1998 through 2001. As a result of this deficiency, the Company’s internal control over financial reporting did not detect the material misstatements that were made as a result of the prior period accounting errors related to the entry into the aforementioned side agreements. In May 2005, the Company announced that it expected to restate its financial statements for fiscal years 2000 through 2004, and to make appropriate adjustments in its interim financial statements for fiscal year 2005, to eliminate the effects of certain prior-period accounting errors. Certain of these errors resulted from software license agreements that the Company entered into in fiscal years 1998 through 2001 which were altered by side agreements that, if correctly accounted for, would have prevented the full recognition of related revenue until later periods. These restatements are discussed further in Note 12 to the accompanying consolidated financial statements.

(ii) At March 31, 2005, the Company had an ineffective control environment in its Europe, Middle East and Africa (“EMEA”) region. During fiscal year 2005, members of management in the Company’s EMEA region failed to support consistent application of policies and procedures and to foster a culture of integrity and high ethical standards in the region. This resulted in overlooking of conduct involving conflicts of interest with the Company relating to the use of vendor services, overriding Human Resources’ procedures and attempts to frustrate and discourage the reporting and investigation of improper conduct.

Each of the aforementioned material weaknesses in internal control over financial reporting individually resulted in more than a remote likelihood that a material misstatement of the Company’s interim or annual financial statements would not have been prevented or detected.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Computer Associates International, Inc. and subsidiaries as of March 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2005. The aforementioned material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated June 29, 2005, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that Computer Associates International, Inc. and subsidiaries did not maintain effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Computer Associates International, Inc. and subsidiaries has not maintained effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by COSO.

/s/ KPMG LLP

New York, New York June 29, 2005

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2005	2004	2003
		(restated)	(restated)
	(in millions, except per share amounts)
Revenue:
Subscription revenue	$2,430	$1,961	$1,414
Maintenance	498	589	726
Software fees and other	254	331	364
Financing fees	104	184	290
Professional services	244	234	248

TOTAL REVENUE	3,530	3,299	3,042

Operating Expenses:
Amortization of capitalized software costs	447	463	465
Cost of professional services	227	220	237
Selling, general, and administrative	1,323	1,247	1,307
Product development and enhancements	690	662	644
Commissions and royalties	339	267	243
Depreciation and amortization of other intangible assets	130	134	140
Goodwill impairment	—	—	80
Other gains/expenses, net	(5)	52	94
Restructuring charge	28	—	—
Shareholder litigation and government investigation settlements	234	168	—

TOTAL EXPENSES BEFORE INTEREST AND TAXES	3,413	3,213	3,210

Income (loss) from continuing operations before interest and taxes	117	86	(168)
Interest expense, net	106	117	169

Income (loss) from continuing operations before taxes	11	(31)	(337)
Tax benefit	(2)	(9)	(87)

INCOME (LOSS) FROM CONTINUING OPERATIONS	13	(22)	(250)
Income from discontinued operation, inclusive of realized gain on sale in 2004 of $60, net of income taxes	—	61	3
Adjustment to gain on disposal of discontinued operation, net of income taxes	(2)	—	—

NET INCOME (LOSS)	$11	39	(247)

BASIC EARNINGS (LOSS) PER SHARE
Income (loss) from continuing operations	$0.02	$(0.04)	$(0.44)
Income from discontinued operation	—	0.11	0.01

Net income (loss)	$0.02	$0.07	$(0.43)

Basic weighted average shares used in computation	588	580	575

DILUTED EARNINGS (LOSS) PER SHARE
Income (loss) from continuing operations	$0.02	$(0.04)	$(0.44)
Income from discontinued operation	—	0.11	0.01

Net income (loss)	$0.02	$0.07	$(0.43)

Diluted weighted average shares used in computation	593	580	575

See Accompanying Notes to the Consolidated Financial Statements.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,
ASSETS	2005	2004
	(restated)
	(dollars in millions)
CURRENT ASSETS
Cash and cash equivalents	$2,829	$1,793
Marketable securities	296	109
Trade and installment accounts receivable, net	593	966
Federal and state income taxes receivable	55	96
Deferred income taxes	79	316
Other current assets	102	108

TOTAL CURRENT ASSETS	3,954	3,388

INSTALLMENT ACCOUNTS RECEIVABLE, due after one year, net	595	820

PROPERTY AND EQUIPMENT
Land and buildings	594	584
Equipment, furniture, and improvements	917	886

	1,511	1,470
Accumulated depreciation and amortization	(889)	(829)

TOTAL PROPERTY AND EQUIPMENT, net	622	641

PURCHASED SOFTWARE PRODUCTS, net of accumulated amortization of $3,899 and $3,491, respectively	726	1,045

GOODWILL, net of accumulated amortization of $1,416 and $1,414, respectively	4,544	4,366

DEFERRED INCOME TAXES	105	14

OTHER NONCURRENT ASSETS	536	435

TOTAL ASSETS	$11,082	$10,709

See Accompanying Notes to the Consolidated Financial Statements.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2005	2004
		(restated)
	(dollars in millions)
CURRENT LIABILITIES
Current portion of long-term debt and loans payable	$826	$2
Government investigation settlement	153	10
Shareholder litigation settlement	—	103
Accounts payable	177	177
Salaries, wages, and commissions	258	260
Accrued expenses and other current liabilities	323	324
Deferred subscription revenue (collected) — current	1,407	1,210
Taxes payable, other than income taxes payable	119	123
Federal, state, and foreign income taxes payable	342	256
Deferred income taxes	59	20

TOTAL CURRENT LIABILITIES	3,664	2,485

LONG-TERM DEBT, net of current portion	1,810	2,298

DEFERRED INCOME TAXES	172	618

DEFERRED SUBSCRIPTION REVENUE (COLLECTED) — NONCURRENT	273	276

DEFERRED MAINTENANCE REVENUE	270	293

OTHER NONCURRENT LIABILITIES	53	29

TOTAL LIABILITIES	6,242	5,999

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.10 par value, 1,100,000,000 shares authorized, 630,920,576 shares issued	63	63
Additional paid-in capital	3,970	3,847
Retained earnings	1,956	1,992
Accumulated other comprehensive loss	(76)	(103)
Unearned compensation	(11)	—
Treasury stock, at cost, of 43,933,590 shares and 48,326,307, respectively	(1,062)	(1,089)

TOTAL STOCKHOLDERS’ EQUITY	4,840	4,710

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,082	$10,709

See Accompanying Notes to the Consolidated Financial Statements.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
		Additional		Other			Total
	Common	Paid-In	Retained	Comprehensive	Unearned	Treasury	Stockholders’
	Stock	Capital	Earnings	Loss	Compensation	Stock	Equity
			(restated)				(restated)
			(in millions, except dividends declared per share)
Balance as of March 31, 2002, as previously reported	$63	$3,878	$2,335	$(361)	$—	$(1,298)	$4,617
Restatement adjustment (See Note 12)			(42)				(42)

Restated Balance as of March 31, 2002	63	3,878	2,293	(361)	—	(1,298)	4,575
Net loss (restated)			(247)				(247)
Translation adjustment in 2003				143			143
Reclassification adjustment included in net loss, net of taxes of $2				3			3

Comprehensive loss (restated)							(101)
Dividends declared ($0.08 per share)			(46)				(46)
Purchase of a call spread option		(73)					(73)
Exercise of common stock options, ESPP, and other items, net of taxes of $20		(85)				153	68
401(k) discretionary contribution		(5)				29	24
Purchases of treasury stock						(106)	(106)

Balance as of March 31, 2003	63	3,715	2,000	(215)	—	(1,222)	4,341
Net income (restated)			39				39
Translation adjustment in 2004				104			104
Unrealized gain on marketable securities, net of taxes of $5				8			8
Comprehensive income (restated)							151
Dividends declared ($0.08 per share)			(47)				(47)
Shareholder litigation settlement		11				39	50
Exercise of common stock options, ESPP, and other items, net of taxes of $6		(33)				116	83
Stock-based compensation		8					8
401(k) discretionary contribution		(13)				34	21
Purchases of treasury stock						(56)	(56)
Reclassification of tax benefit associated with prior period stock options		159					159

Balance as of March 31, 2004	63	3,847	1,992	(103)	—	(1,089)	4,710

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

				Accumulated
		Additional		Other			Total
	Common	Paid-In	Retained	Comprehensive	Unearned	Treasury	Stockholders’
	Stock	Capital	Earnings	Loss	Compensation	Stock	Equity
							(restated)
			(in millions, except dividends declared per share)
Net income			11				11
Translation adjustment in 2005				36			36
Unrealized loss on marketable securities, net of taxes of $1				(2)			(2)
Reclassification adjustment included in net income, net of taxes of $4				(7)			(7)

Comprehensive income							38
Dividends declared ($0.08 per share)			(47)				(47)
Shareholder litigation settlement		32				87	119
Exercise of common stock options, ESPP, and other items, net of taxes of $19		1				113	114
Issuance of options related to acquisitions, net of amortization		23			(11)		12
Stock-based compensation		49					49
401(k) discretionary contribution		3				16	19
Redemption of 5% Convertible Senior Notes		15				645	660
Exercise of call spread option						(673)	(673)
Purchases of treasury stock						(161)	(161)

Balance as of March 31, 2005	$63	$3,970	$1,956	$(76)	$(11)	$(1,062)	$4,840

See Accompanying Notes to the Consolidated Financial Statements.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2005	2004	2003
		(restated)	(restated)
	(in millions)
OPERATING ACTIVITIES:
Net income (loss)	$11	$39	$(247)
Income from discontinued operation, net of tax	—	(61)	(3)
Adjustment to gain on disposal of discontinued operation, net of tax	2	—	—

Income (loss) from continuing operations	13	(22)	(250)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by continuing operating activities:
Depreciation and amortization	577	597	605
Provision for deferred income taxes	(202)	(284)	(480)
Non-cash compensation expense related to stock and pension plans	65	32	27
Shareholder litigation settlement	16	158	—
Government investigation settlement	143	10	—
Foreign currency transaction loss — before taxes	8	41	66
Impairment charges	—	4	80
Loss (gain) on sale or disposal of assets, net	11	(19)	3
(Gain) loss on investments	(8)	—	11
Gain on early retirement of debt	—	—	(3)
Changes in other operating assets and liabilities:
Decrease in noncurrent installment accounts receivable, net	210	464	643
(Decrease) increase in deferred subscription revenue (collected) — noncurrent	(8)	92	(47)
Decrease in deferred maintenance revenue	(27)	(55)	(126)
Decrease in trade and installment receivables, net — current	409	259	528
Increase in deferred subscription revenue (collected) — current	164	220	301
Increase in taxes payable	167	36	54
Changes in other operating assets and liabilities, excluding effects of acquisitions and divestitures	(9)	(253)	(102)

NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES	1,529	1,280	1,310

INVESTING ACTIVITIES:
Acquisitions, primarily goodwill, purchased software, and other intangibles assets , net of cash acquired	(469)	(52)	(19)
Settlements of purchase accounting liabilities	(21)	(19)	(49)
Purchases of property and equipment	(69)	(30)	(28)
Proceeds from sale of property and equipment	—	21	4
Proceeds from divestiture of assets	14	90	20
Increase in restricted cash	(9)	(56)	—
Purchases of marketable securities	(390)	(55)	(49)
Sales of marketable securities	274	50	41
Capitalized software development costs	(70)	(44)	(40)

NET CASH USED IN INVESTING ACTIVITIES	(740)	(95)	(120)

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended March 31,
	2005	2004	2003
		(restated)	(restated)
		(in millions)
FINANCING ACTIVITIES:
Dividends paid	(47)	(47)	(46)
Purchases of treasury stock	(161)	(56)	(106)
Debt borrowings	1,000	—	507
Debt repayments	(4)	(826)	(1,237)
Debt issuance costs	(12)	—	—
Exercise of call spread option	(673)	—	—
Purchase of call spread option	—	—	(73)
Exercise of common stock options and other	97	77	47

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	200	(852)	(908)

INCREASE IN CASH AND CASH EQUIVALENTS BEFORE EFFECT OF EXCHANGE RATE CHANGES ON CASH	989	333	282

Effect of exchange rate changes on cash	47	55	51

INCREASE IN CASH AND CASH EQUIVALENTS	1,036	388	333

CASH AND CASH EQUIVALENTS — BEGINNING OF YEAR	1,793	1,405	1,072

CASH AND CASH EQUIVALENTS — END OF YEAR	$2,829	$1,793	$1,405

See Accompanying Notes to the Consolidated Financial Statements.

Note 1 — Significant Accounting Policies

Description of Business: Computer Associates International, Inc. and subsidiaries (the Company) designs, develops, markets, licenses, and supports a wide range of integrated management computer software products.

Principles of Consolidation: The Consolidated Financial Statements include the accounts of the Company and its majority-owned and controlled subsidiaries. Investments in affiliates owned 50% or less are accounted for by the equity method and include gross unconsolidated liabilities of approximately $2 million. Intercompany balances and transactions have been eliminated in consolidation.

ACCPAC Divestiture: As more fully described in Note 2, “Acquisitions, Divestitures, and Restructuring,” in fiscal year 2004 the Company divested its subsidiary, ACCPAC International, Inc. (ACCPAC). The assets, liabilities, results of operations, and cash flow of ACCPAC have been classified as a discontinued operation for all periods presented prior to the sale of ACCPAC in March 2004. All related footnotes to the Consolidated Financial Statements have been adjusted to exclude the effect of the ACCPAC discontinued operation.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, these estimates may ultimately differ from actual results.

Translation of Foreign Currencies: Foreign currency assets and liabilities of the Company’s international subsidiaries are translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing throughout the year. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as part of the foreign currency translation adjustment in Stockholders’ Equity. Gains and losses from foreign currency transactions are included in the “Other gains/expenses, net” line item on the Consolidated Statements of Operations in the period in which they occur. Net income (loss) includes exchange transaction losses, net of taxes, of approximately $5 million, $26 million, and $42 million in the fiscal years ended March 31, 2005, 2004, and 2003, respectively.

Statements of Cash Flow: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Interest payments for the fiscal years ended March 31, 2005, 2004, and 2003 were $120 million, $137 million, and $186 million, respectively. Income taxes paid for these fiscal years were $12 million (net of a tax refund of $191 million), $423 million, and $320 million, respectively. The decrease in taxes paid during fiscal year 2005 was primarily attributable to a new Internal Revenue Service (IRS) Revenue Procedure, which grants taxpayers a twelve month deferral for cash received from customers to the extent such receipts were not recognized in revenue for financial statement purposes.

Non-cash investing and financing activities are excluded from the consolidated statement of cash flows. For fiscal year 2005, non-cash activities included the conversion of the $660 million outstanding 5% Convertible Senior Notes into common stock. Refer to Note 6, “Debt” of the Consolidated Financial Statements for additional information.

Basis of Revenue Recognition: The Company generates revenue from the following primary sources: (1) licensing software products; (2) providing customer technical support (referred to as maintenance); and (3) providing professional services, such as consulting and education.

The Company recognizes revenue pursuant to the requirements of Statement of Position (SOP) 97-2, “Software Revenue Recognition,” issued by the American Institute of Certified Public Accountants, as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” In accordance with SOP 97-2, the Company begins to recognize revenue from licensing and supporting its software products when all of the following criteria are met: (1) the Company has evidence of an arrangement with a customer; (2) the Company delivers the products; (3) license agreement terms are deemed fixed or determinable and free of contingencies or uncertainties that may alter the agreement such that it may not be complete and final; and (4) collection is probable.

The Company’s software licenses generally do not include acceptance provisions. An acceptance provision allows a customer to test the software for a defined period of time before committing to license the software. If a license agreement includes an acceptance provision and uncertainty exists about customer acceptance, the Company does not record deferred subscription revenue or recognize revenue until the earlier of the receipt of a written customer acceptance or, if not notified by the customer to cancel the license agreement, the expiration of the acceptance period.

Note 1 — Significant Accounting Policies (Continued)

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

Under the prior business model, maintenance and license fees were generally combined into a single license agreement. The maintenance portion was deferred and amortized into revenue over the initial license agreement term. Certain of these license agreements have not reached the end of their initial terms and, therefore, continue to amortize. This amortization is recorded to the “Maintenance” line item on the Consolidated Statements of Operations. The deferred maintenance portion, which was optional to the customer, was determined using its fair value based on annual, fixed maintenance renewal rates stated in the agreement. For license agreements entered into under the Company’s current Business Model, maintenance is not separately identified in the Company’s customers’ license agreements and is no longer optional on an annual basis but rather is inclusive for the entire term. Maintenance and license fees continue to be combined, and the combined maintenance and license revenue is recognized on a monthly basis ratably over the term of the agreement and is reported on the “Subscription revenue” line item on the Consolidated Statements of Operations.

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

Revenue from professional service arrangements is generally recognized as the services are performed. Revenues from committed professional services arrangements that are sold as part of a software transaction are deferred and recognized on a ratable basis over the life of the related software transaction. If it is not probable that a project will be completed or the payment will be received, revenue is deferred until the uncertainty is removed.

Revenue from sales to distributors, resellers, and value-added resellers (VARs) is recognized when all four of the SOP 97-2 revenue recognition criteria noted above are met and when these entities sell the software product to their customers. This is commonly referred to as the sell-through method. Beginning July 1, 2004, a majority of sales of products to distributors, resellers and VARs incorporate the right to receive certain unspecified future software products and revenue from those contracts is therefore recognized on a ratable basis.

The Company has an established business practice of offering installment payment options to customers and has a history of successfully collecting substantially all amounts due under such agreements. The Company assesses collectibility based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If, in the Company’s judgment, collection of a fee is not probable, revenue will not be recognized until the uncertainty is removed, which is generally upon receipt of cash payment.

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

Note 1 — Significant Accounting Policies (Continued)

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

The Company segregates the total deferred subscription revenue into two components: (i) the amount of cash collected in excess of the amount recognized as revenue and (ii) the amount that has not yet been collected and has not yet been recognized as revenue. Deferred subscription revenue (collected) is a liability on the Company’s balance sheet, whereas deferred subscription revenue (uncollected) is a component of installment accounts receivable. The components of installment accounts receivable are detailed in Note 5, “Trade and Installment Accounts Receivable.” Each of these components is further classified as either current or noncurrent.

Software Fees and Other: Software fees and other revenue consists of revenue related to distribution and OEM partners that have been recorded on a sell-through basis, revenue associated with joint ventures, royalty revenues, and other revenue. Revenue related to distribution partners and OEMs is sometimes referred to as “indirect” or “channel” revenue. In the second quarter of fiscal year 2005, the Company began offering more flexible license terms to channel partners, which necessitates the deferral of primarily all the indirect revenue. The ratable recognition of this deferred revenue is reflected on the “Subscription revenue” line item on the Consolidated Statements of Operations.

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

Fair Value of Financial Instruments: The following table provides information on the carrying amount and fair value of financial instruments. The carrying value of financial instruments classified as current assets and current liabilities, such as cash and cash equivalents, accounts payable, accrued expenses, and short-term debt, approximate fair value due to the short-term maturity of the instruments. Refer to Note 5, “Trade and Installment Accounts Receivable” for the Company’s estimate of the fair value of net installment accounts receivable. The fair values of marketable securities and long-term debt, including current maturities, have been based on quoted market prices.

	March 31, 2005		March 31, 2004
		Estimated		Estimated
	Cost	Fair Value	Cost	Fair Value
		(in millions)
Assets
Marketable securities	$298	$297	$96	$109

Liabilities
Long-term debt, including current maturities	$2,636	$2,831	$2,300	$2,745

Concentration of Credit Risk: Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of marketable securities and accounts receivable. The Company’s marketable securities consist primarily of high-quality securities with limited exposure to any single instrument. Amounts expected to be collected from customers, as disclosed in Note 5, “Trade and Installment Accounts Receivable,” have limited exposure to concentration of credit risk due to the diverse customer base and geographic areas covered by operations.

Marketable Securities: The Company has determined that all of its investment securities should be classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in Stockholders’ Equity under the caption “Accumulated Other Comprehensive Loss.” The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in the “Interest expense, net” line item on the Consolidated Statements of Operations. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in the “Selling, general, and administrative” (SG&A) line item on the Consolidated Statements of Operations. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in the “Interest expense, net” line item on the Consolidated Statements of Operations.

Note 1 — Significant Accounting Policies (Continued)

Restricted Cash: The Company’s insurance subsidiary requires a minimum restricted cash balance of $50 million. In addition, the Company has other restricted cash balances, including cash collateral for letters of credit. The total amount of restricted cash as of March 31, 2005 and 2004 was $67 million and $56 million, respectively, and was included in the “Other noncurrent assets” line item on the Consolidated Balance Sheets.

Property and Equipment: Land, buildings, equipment, furniture, and improvements are stated at cost. Depreciation and amortization are provided over the estimated useful lives of the assets by the straight-line method. Building and improvements are estimated to have 30- to 40-year lives, and the remaining property and equipment are estimated to have 5- to 7-year lives.

Goodwill: Goodwill represents the excess of the aggregate purchase price over the fair value of the net tangible and identifiable intangible assets and in-process research and development acquired by the Company in a purchase business combination. Goodwill is not amortized into results of operations but instead is reviewed for impairment. During the fourth quarter of fiscal year 2005, the Company performed its annual impairment review for goodwill and concluded that there was no impairment in the current fiscal year. Similar impairment reviews were performed during the fourth quarter of fiscal years 2004 and 2003. The Company concluded that there was no impairment to be recorded in fiscal year 2004, but recorded a non-cash goodwill impairment charge of $80 million in fiscal year 2003. The fiscal year 2003 impairment charge resulted from the weak spending environment that affected the IT service sector in general, as well as the Company’s continued shift in focus to professional services engagements that concentrated solely on the Company’s own software products. The Company’s estimates of fair value were primarily determined using discounted cash flow and were based on the Company’s best estimates of future revenue and operating costs and general market conditions. These estimates were subject to review and approval by senior management. This approach used significant assumptions, including projected future cash flow, the discount rate reflecting the risk inherent in future cash flow, and the terminal growth rate. The fiscal year 2003 impairment charge was recorded to the “Goodwill impairment” line item on the Consolidated Statements of Operations.

The carrying value of goodwill was $4.544 billion and $4.366 billion as of March 31, 2005 and 2004, respectively. During fiscal year 2005, goodwill increased approximately $271 million due primarily to the acquisitions of Netegrity, Inc. (Netegrity) and Pest Patrol, Inc. (Pest Patrol). This increase was reduced by approximately $96 million due to adjustments to net operating losses, adjustments to anticipated future tax benefits, and adjustments to other acquisition reserves related to the acquisitions of PLATINUM technology International, inc. (PLATINUM) and Sterling Software, Inc. (Sterling).

Capitalized Software Costs and Other Identified Intangible Assets: Capitalized software costs include the fair value of rights to market software products acquired in purchase business combinations (Purchased Software Products). In allocating the purchase price to the assets acquired in a purchase business combination, the Company allocates a portion of the purchase price equal to the fair value at the acquisition date of the rights to market the software products of the acquired company. The purchase price of Purchased Software Products is capitalized and amortized over the estimated useful life of such products over a period not exceeding seven years. In connection with the acquisitions of Netegrity, Pest Patrol and other smaller companies, the Company recognized approximately $37 million, $40 million, and $10 million in Purchased Software Products during fiscal year 2005, respectively. The Company recorded amortization of Purchased Software Products for the fiscal years ended March 31, 2005, 2004, and 2003 of $406 million, $423 million, and $430 million, respectively, which was included in the “Amortization of capitalized software costs” line item on the Consolidated Statements of Operations.

In accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” internally generated software development costs associated with new products and significant enhancements to existing software products are expensed as incurred until technological feasibility has been established. Internally generated software development costs of $70 million, $44 million, and $40 million were capitalized during fiscal years 2005, 2004, and 2003, respectively. The Company recorded amortization of $41 million, $40 million, and $35 million for the fiscal years ended March 31, 2005, 2004, and 2003, respectively, which also was included in the “Amortization of capitalized software costs” line item on the Consolidated Statements of Operations. Unamortized, internally generated software development costs included in the “Other noncurrent assets” line item on the Consolidated Balance Sheets as of March 31, 2005 and 2004 were $164 million and $135 million, respectively. In fiscal year 2004, the Company recorded an impairment charge of $4 million related to internally developed software assets. This amount was included in the “Other gains/expenses, net” line item on the Consolidated Statements of Operations.

Annual amortization of capitalized software costs is the greater of the amount computed using (i) the ratio that current gross revenue for a software product bears to the total of current and anticipated future revenue for that software product or (ii) the straight-line method over the remaining estimated economic life of the software product, generally estimated to

Note 1 — Significant Accounting Policies (Continued)

be five years. The Company amortized capitalized software costs using the straight-line method in fiscal years 2005, 2004, and 2003, as anticipated future revenue is projected to increase for several years considering the Company is continuously integrating current software technology into new software products.

Other identified intangible assets include both customer relationships and trademarks/trade names. In connection with the acquisition of Netegrity in fiscal year 2005, the Company recognized approximately $45 million and $26 million of customer relationships and trademarks/trade names, respectively.

In accordance with SFAS No. 142, certain identified intangible assets with indefinite lives are not subject to amortization. The balance of such assets at March 31, 2005 was $26 million. The Company amortizes all other identified intangible assets over their remaining economic life, estimated to be between six and twelve years. The Company recorded amortization of other identified intangible assets of $40 million in the fiscal year ended March 31, 2005 and $39 million in each of the fiscal years ended March 31, 2004 and 2003. The net carrying value of other identified intangible assets as of March 31, 2005 and 2004 was $226 million and $195 million, respectively, and was included in the “Other noncurrent assets” line item on the Consolidated Balance Sheets.

Based on the identified intangible assets recorded through March 31, 2005, the annual amortization expense over the next five fiscal years is expected to be as follows:

	Year Ended March 31,
	2006	2007	2008	2009	2010
		(in millions)
Capitalized software:
Purchased	$389	$274	$25	$20	$10
Internally developed	47	42	32	24	16
Other identified intangible assets subject to amortization	43	27	27	27	27

Total	$479	$343	$84	$71	$53

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

Accounting for Stock-Based Compensation: Prior to fiscal year 2004, the Company accounted for stock-based compensation in accordance with Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations. Under APB Opinion 25, the difference between the quoted market price as of the date of the grant and the contractual purchase price of shares is charged to operations over the vesting period and no compensation expense is recognized for fixed stock options with exercise prices equal to or greater than the market price of the stock on the date of grant. In addition, no compensation cost is recognized for shares acquired by employees under the Company’s stock purchase plans. Beginning in fiscal year 2004, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” The Company selected the prospective method to transition to the fair value method of measuring stock-based compensation expense. Under the fair value based method, the Company charges the value of all newly granted stock-based compensation to expense on a straight-line basis over the vesting period based on the computed fair value at the date of grant.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share — Based Payment (SFAS No. 123(R)).” SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their consolidated financial statements. Beginning in April 2005, the Company expects to adopt SFAS No. 123(R) under the modified retrospective method. Under the modified retrospective method, the Company is required to restate prior period financial results to include the impact of share-based compensation expense.

The Company recognized pre-tax stock-based compensation in the following line items on the Consolidated Statements of Operations for the periods indicated:

Note 1 — Significant Accounting Policies (Continued)

	Year Ended March 31,
	2005	2004	2003*
		(in millions)
Cost of professional services	$2	$1	$—
Selling, general, and administrative	30	6	1
Product development and enhancements	17	2	—

Total	$49	$9	$1

*	Prior to fiscal year 2004, the Company accounted for stock-based compensation under APB Opinion 25.

The following pro forma net income (loss) and net earnings (loss) per share disclosures, as if the Company recorded compensation expense based on the fair value method for all stock-based awards, have been presented in accordance with the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” for the years ended March 31, 2005, 2004, and 2003 (Refer to Note 9, “Stock Plans” for additional information regarding stock plans):

	Year Ended March 31,
	2005	2004	2003
		(restated)	(restated)
	(in millions, except per share amounts)
Net income (loss) as reported	$11	$39	$(247)
Add: Stock-based employee compensation expense, net of tax, included in net income (loss)	39	8	1
Less: Stock-based employee compensation expense, net of tax, determined under the fair value based method for all awards	(79)	(78)	(94)

Pro forma net loss	$(29)	$(31)	$(340)

Basic earnings (loss) per share
As reported	$0.02	$0.07	$(0.43)
Pro forma	(0.05)	(0.05)	(0.59)

Diluted earnings (loss) per share
As reported	$0.02	$0.07	$(0.43)
Pro forma	(0.05)	(0.05)	(0.59)

The compensation expense and pro forma net loss may not be indicative of amounts to be included in future periods.

Sales Commissions: Sales commissions are expensed in the period earned by employees, which is typically upon the signing of a contract.

Comprehensive Income (Loss): Comprehensive income (loss) includes net income (loss), foreign currency translation adjustments and unrealized gains (losses) on the Company’s available-for-sale securities. As of March 31, 2005 and 2004, the accumulated comprehensive loss included a foreign currency translation loss of $75 million and $111 million, respectively. Accumulated comprehensive loss also includes an unrealized loss on equity securities, net of tax, of less than $1 million as of March 31, 2005 and an unrealized gain on equity securities, net of tax, of $8 million, as of March 31, 2004. The components of comprehensive income (loss), net of applicable tax, for the fiscal years ended March 31, 2005, 2004, and 2003, are included within the Consolidated Statements of Stockholders’ Equity.

Net Earnings (Loss) From Continuing Operations per Share: Basic earnings (loss) per share and diluted loss per share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing (i) the sum of net income and the after-tax amount of interest expense recognized in the period associated with Convertible Senior Notes that are dilutive by (ii) the sum of the weighted average number of common shares outstanding for the period and dilutive common share equivalents.

Note 1 — Significant Accounting Policies (Continued)

	Year Ended March 31,
	2005	2004	2003
		(restated)	(restated)
	(in millions, except per share amounts)
Income (loss) from continuing operations, net of taxes	$13	$(22)	$(250)
Interest expense associated with the Convertible Senior Notes, net of tax(1)	–	–	–

Numerator in calculation of diluted earnings (loss) per share	13	$(22)	$(250)

Weighted average shares outstanding and common share equivalents
Weighted average common shares outstanding	588	580	575
Weighted average Convertible Senior Note shares outstanding	–	–	–
Weighted average stock options outstanding, net	4	–	–
Weighted average shareholder settlement shares(2)	1	–	–

Denominator in calculation of diluted earnings (loss) per share	593	580	575

Diluted earnings (loss) per share from continuing operations(3)	$0.02	$(0.04)	$(0.44)

(1)	If the common share equivalents for the 5% Convertible Senior Notes (27 million shares) issued in March 2002 and the 1.625% Convertible Senior Notes (23 million shares) issued in December 2002 (collectively, the Notes) had been dilutive, interest expense, net of tax, related to the Notes would have been added back to income from continuing operations to calculate diluted earnings per share from continuing operations. The related interest expense, net of tax, for each of the fiscal years ended March 31, 2005, 2004 and 2003 totaled approximately $25 million.

(2)	A portion of the shareholder settlement shares were deemed contingently issuable and were therefore considered to be outstanding common shares as of December 2003, which was the date all necessary conditions for the future issuance of the shares were satisfied. The difference between those shares deemed contingently issuable, which have been included in the calculation of basic earnings (loss) per share, and the weighted average total settlement shares have been considered in calculating diluted earnings (loss) per share.

(3)	If all common share equivalents the fiscal years ended March 31, 2005, 2004, and 2003 had been dilutive, the weighted average shares outstanding and common share equivalents would have been 642 million, 637 million, and 612 million, respectively.

Reclassifications: Certain prior year balances have been reclassified to conform with the current year’s presentation.

Approximately $8 million of deferred maintenance revenue at March 31, 2004 related to the Company’s indirect business (distributors, resellers, and VARs) has been reclassified from “Billed accounts receivable,” a component of “Trade and installment accounts receivable, net” to “Deferred maintenance revenue” on the Consolidated Balance Sheet to conform to the March 31, 2005 presentation.

Note 2 — Acquisitions, Divestitures, and Restructuring

Acquisitions

In November 2004, the Company acquired the common stock of Netegrity in a cash transaction of approximately $439 million. In addition, the Company converted employee stock options to acquire the common stock of Netegrity to employee stock options to acquire shares of the Company at a cost of approximately $11 million for vested options and incurred acquisition costs of approximately $5 million, for an aggregate purchase price of approximately $455 million. Netegrity was a provider of business security software, principally in the areas of identity and access management. The Company has made Netegrity’s identity and access management solutions available both as independent products and as integrated components of the Company’s eTrust Identity and Access Management Suite. The acquisition of Netegrity has been accounted for as a purchase and, accordingly, its results of operations have been included in the Consolidated Financial Statements since the date of its acquisition, November 24, 2004. The acquisition cost of Netegrity has been allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition as follows:

(in millions)
Cash and marketable securities	$97
Deferred income taxes, net	4
Liabilities assumed, net	(12)
Purchased software products	37
Customer relationships	45
Trademarks/tradenames	26
Goodwill	258

Purchase price	$455

Purchased software products and customer relationships will be amortized over 7 years and 12 years, respectively. The Netegrity acquisition contributed approximately $32 million of revenue in the second half of fiscal year 2005.

The allocation of the purchase price is based upon estimates which may be revised within one year of the date of acquisition as additional information becomes available. It is anticipated that the final purchase price allocation will not differ materially from the preliminary allocation presented above.

Note 2 — Acquisitions, Divestitures, and Restructuring (Continued)

In August 2004, the Company acquired Pest Patrol, a privately held provider of anti-spyware solutions for approximately $40 million. The products acquired in this transaction were integrated into the Company’s eTrust Threat Management software product portfolio. This portfolio protects organizations from diverse Internet dangers such as viruses, spam, and inappropriate use of the Web by employees.

During fiscal year 2005, the Company also acquired a software product that automates the clean-up of large security databases from Infosec, Inc. The aggregate purchase price for this asset was approximately $10 million, all of which was paid in cash.

During fiscal year 2004, the Company purchased certain assets to complement certain of its product lines. These include asset purchases from eSecurity Online, a maker of security and security-related software; Silent Runner, a maker of network security software that safeguards electronic property; and Miramar Systems, a leading provider of desktop migration tools. The aggregate purchase price for these assets was approximately $53 million, of which $52 million was paid in cash.

During fiscal year 2003, the Company acquired certain consulting businesses and product technologies, which, individually and collectively, were not material to the consolidated financial statements taken as a whole. The aggregate purchase price for these acquisitions was approximately $19 million. The Consolidated Statements of Operations reflect the results of operations of the companies since the effective dates of the acquisitions.

As of March 31, 2005 and other than Netegrity, the Company did not complete any acquisitions since fiscal year 2003 that generated additional acquisition-related liabilities. Accrued acquisition-related costs and changes in the accruals related to past acquisitions were as follows:

	Duplicate
	Facilities and	Employee
	Other Costs	Costs
	(in millions)
Balance as of March 31, 2003	$74	$23
Settlements	(10)	(9)
Adjustments	(6)	(2)

Balance as of March 31, 2004	$58	$12
Additions	8	3
Settlements	(15)	(6)
Adjustments	(10)	$—

Balance as of March 31, 2005	$41	9

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

Divestitures

In March 2004, the Company sold its approximate 90% interests in ACCPAC to The Sage Group, plc. (Sage). The Company’s net proceeds totaled $104 million for all of our outstanding equity interests of ACCPAC, including options and change of control payments for certain ACCPAC officers and managers. The Company received approximately $90 million of the net proceeds in fiscal year 2004 and the remainder in fiscal year 2005. ACCPAC specializes in accounting, customer relationship management, human resources, warehouse management, manufacturing, electronic data interchange, and point-of-sale software for small and medium-sized businesses. As a result of the sale in the fourth quarter of fiscal year 2004, the Company realized a gain of approximately $60 million, net of taxes of $36 million, in fiscal year 2004. In the second quarter of fiscal year 2005, the Company recorded an adjustment to the gain of $2 million, net of tax of $1 million, that reduced the net gain to $58 million. Approximately 600 employees were transferred to Sage. The sale completes the Company’s multi-year effort to exit the business applications market. Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the prior year assets and liabilities of ACCPAC have been reclassified as a discontinued operation and the historical results of operations of ACCPAC, including the gain on the sale in fiscal year 2004 and the adjustment to the gain in fiscal year 2005, have been recorded as discontinued operations for all periods presented.

Note 2 — Acquisitions, Divestitures, and Restructuring (Continued)

     The operating results of ACCPAC are summarized as follows:

	Year Ended March 31,
	2004(1)	2003
	(in millions)
Software fees and other	$38	$46
Maintenance	40	43

Total revenue	$78	$89

Pre-tax income from discontinued operation	$1	$5
Income from discontinued operation, net of taxes	$1	$3

(1)	Fiscal year 2004 includes operating results through December 2003, the measurement date for the ACCPAC sale.

In April 2002, the Company completed the divestiture of certain non-core assets to SSA Global Technologies, Inc. (SSA). These assets consisted principally of the Company’s supply-chain management, financial management, and human resource management software product groups operating under the name interBiz. Of the $25 million selling price, approximately $12 million was received in the quarter ended June 30, 2002. In January 2003, an agreement was reached to offset the remaining selling price SSA owed to the Company against obligations the Company owed to SSA. These interBiz operations generated approximately $82 million of revenue and $90 million of direct expenses for fiscal year 2002. As part of the transaction, net billed and unbilled accounts receivable and net deferred subscription revenue were reduced by approximately $25 million and $72 million, respectively. Approximately 725 employees were transferred to SSA as part of this transaction.

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

Restructuring

In September 2004, the Company announced a restructuring plan that included a workforce reduction of approximately five percent or 750 positions worldwide. In connection with the restructuring plan, the Company recorded a charge of approximately $28 million primarily associated with termination benefits in the second quarter of fiscal year 2005. The Company does not expect to incur additional charges related to this restructuring plan.

As of March 31, 2005, the Company has made substantially all payments under the plan.

Note 3 — Marketable Securities

The following is a summary of marketable securities classified as available-for-sale:

	Year Ended March 31,
	2005	2004
	(in millions)
Debt/Equity Securities:
Cost	$298	$96
Gross unrealized gains	—	13
Gross unrealized losses	(1)	—

Estimated fair value	$297	$109

Approximately $1 million of marketable securities are restricted as to use for other than current operations. As a result, the restricted balance of marketable securities as of March 31, 2005 was included in the “Other noncurrent assets” line item on the Consolidated Balance Sheet.

The Company realized gains on marketable securities of approximately $8 million and $1 million for the fiscal years ended March 31, 2005 and 2004, respectively.

Interest income for the fiscal years ended March 31, 2005, 2004, and 2003 was $50 million, $22 million, and $26 million, respectively, and was included in the “Interest expense, net” line item on the Consolidated Statement of Operations.

Note 3 — Marketable Securities (Continued)

In March 2005, the Company sold its remaining interest in Viewpoint Corporation (Viewpoint), in a private sale for $12 million, net of fees. As a result of the sale, the Company reported an $8 million gain that is included in “SG&A” in the Consolidated Statements of Operations. At the time of the sale, the Company controlled more than 5% of Viewpoint’s outstanding common stock.

The estimated fair value of debt and equity securities is based upon published closing prices of those securities as of March 31, 2005. For debt securities, amortized cost is classified by contractual maturity. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

The Company reviewed its investment portfolio for impairment and determined that, as of March 31, 2005, the total unrealized loss for investments impaired for both greater and less than 12 months was immaterial.

	March 31, 2005		March 31, 2004
		Estimated		Estimated
	Cost	Fair Value	Cost	Fair Value
		(in millions)
Debt securities , which are recorded at market, maturing:
Within one year or less	$185	$185	$29	$29
Between one and three years	82	81	46	47
Between three and five years	11	11	16	17
Beyond five years	20	20	—	—

Debt securities, which are recorded at market	298	297	91	93
Equity securities , which are recorded at market	—	—	5	16

Total marketable securities	$298	$297	$96	$109

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

In addition to its United States operations, the Company operates through branches and wholly owned subsidiaries in 47 foreign countries located in North America (2), Africa (1), South America (6), Asia/Pacific (15), and Europe (23). Revenue is allocated to a geographic area based on the location of the sale. The following table presents information about the Company by geographic area for the fiscal years ended March 31, 2005, 2004, and 2003:

	United
	States	Europe	Other	Eliminations	Total
			(in millions)
March 31, 2005
Revenue:
To unaffiliated customers	$1,808	$1,094	$628	$—	$3,530
Between geographic areas(1)	472	—	—	(472)	—

Total Revenue	$2,280	$1,094	$628	$(472)	$3,530

Property and equipment, net	$404	$184	$34	$—	$622
Identifiable assets	10,230	1,132	391	(671)	11,082
Total liabilities	6,229	295	389	(671)	6,242

March 31, 2004
Revenue (restated):
To unaffiliated customers	$1,739	$993	$567	$—	$3,299
Between geographic areas(1)	502	—	—	(502)	—

Total Revenue	$2,241	$993	$567	$(502)	$3,299
Property and equipment, net	$430	$182	$29	$—	$641
Identifiable assets (restated)	10,054	1,049	378	(772)	10,709
Total liabilities (restated)	5,995	385	391	(772)	5,999

Note 4 — Segment and Geographic Information (Continued)

	United
	States	Europe	Other	Eliminations	Total
	(in millions)
March 31, 2003
Revenue (restated):
To unaffiliated customers	$1,740	$828	$474	$—	$3,042
Between geographic areas(1)	302	—	—	(302)	—

Total Revenue	$2,042	$828	$474	$(302)	$3,042
Property and equipment, net	$474	$164	$24	$—	$662
Identifiable assets (restated)	10,770	814	422	(724)	11,282
Total liabilities (restated)	6,873	351	441	(724)	6,941

(1)	Represents royalties from foreign subsidiaries determined as a percentage of certain amounts invoiced to customers.

No single customer accounted for 10% or more of total revenue for the fiscal years ended March 31, 2005, 2004, or 2003.

Note 5 — Trade and Installment Accounts Receivable

The Company uses installment license agreements as a standard business practice and has a history of successfully collecting substantially all amounts due under the original payment terms without making concessions on payments, software products, maintenance, or professional services. Net trade and installment accounts receivable represent financial assets derived from the committed amounts due from customers that have been earned by the Company. These accounts receivable balances exclude unamortized discounts based on imputed interest for the time value of money for license agreements under the prior business model, unearned revenue attributable to maintenance, deferred subscription revenue, unearned professional services contracted for in the license agreement, and allowances for doubtful accounts. Deferred subscription revenue represents the deferred license agreement fees recorded under the Company’s Business Model, which will amortize into revenue over the respective license agreement term.

Trade and installment accounts receivable consist of the following:

	March 31,
	2005	2004
	(restated)
	(in millions)
Current:
Billed accounts receivable	$829	$816
Unbilled amounts due within the next 12 months — Business Model	1,794	1,446
Unbilled amounts due within the next 12 months — prior business model	389	715
Less: Allowance for doubtful accounts	(33)	(64)

Net amounts expected to be collected	2,979	2,913
Less: Unearned revenue — current	(2,386)	$(1,947)

Net trade and installment accounts receivable — current	$593	966

Noncurrent:
Unbilled amounts due beyond the next 12 months — Business Model	$1,698	$1,107
Unbilled amounts due beyond the next 12 months — prior business model	741	1,104
Less: Allowance for doubtful accounts	(35)	(52)

Net amounts expected to be collected	2,404	2,159
Less: Unearned revenue — noncurrent	(1,809)	(1,339)

Net installment accounts receivable — noncurrent	$595	$820

Note 5 — Trade and Installment Accounts Receivable (Continued)

The components of unearned revenue consist of the following:

	March 31,
	2005	2004
	(in millions)
Current:
Unamortized discounts	$77	$113
Unearned maintenance	49	104
Deferred subscription revenue (uncollected)	1,070	903
Noncurrent deferred subscription revenue (uncollected) associated with unbilled amounts due within the next 12 months	1,133	800
Unearned professional services	57	27

Total unearned revenue — current	$2,386	$1,947

Noncurrent:
Unamortized discounts	$79	$141
Unearned maintenance	32	91
Deferred subscription revenue (uncollected)	1,698	1,107

Total unearned revenue — noncurrent	$1,809	$1,339

Unbilled amounts under the Company’s Business Model are collectible over one to five years. As of March 31, 2005, on a cumulative basis, approximately 52%, 81%, 92%, 98%, and 100% of amounts due from customers recorded under the Company’s Business Model come due within fiscal years ended 2006 through 2010, respectively.

Unbilled amounts under the prior business model are collectible over three to six years. As of March 31, 2005, on a cumulative basis, approximately 34%, 54%, 68%, 78%, and 88% of amounts due from customers recorded under the prior business model come due within fiscal years ended 2006 through 2010, respectively.

Under the Company’s Business Model, amounts due from customers are offset by related deferred subscription revenue (unearned revenue), which results in little or no carrying value on the balance sheet. In addition, under the Company’s Business Model, customer payments are often received in advance of revenue recognition, which minimizes net credit exposure and consequently reduces the need to provide for estimated bad debts. The Company reviews the reasonableness of its allowance for doubtful accounts each quarter. Based on those reviews in fiscal year 2005, the Company determined that the allowance for doubtful accounts exceeded the Company’s estimate of uncollectible accounts receivable. As a result, the Company recorded a net credit to provision expense of $25 million for fiscal year 2005. The Company also recorded a credit to the provision expense of $53 million for fiscal year 2004. The Company recorded provision expense in fiscal year 2003 of $68 million. Provision expense (credit) is included in the “SG&A” line item on the Consolidated Statements of Operations.

The Company’s estimate of the fair value of net installment accounts receivable recorded under the prior business model approximates carrying value. The fair value of the unbilled amounts recorded under the Company’s Business Model (unbilled amounts due less deferred subscription revenue) may have a fair value greater than that reported on the balance sheet. Amounts due from customers under the Company’s Business Model are offset by unearned revenue related to these license agreements, leaving no or minimal net carrying value on the balance sheet for such amounts. The fair value of such amounts may exceed this carrying value but cannot be practically assessed since there is no existing market for a pool of customer receivables with contractual commitments similar to those owned by the Company. The actual fair value may not be known until these amounts are sold, securitized, or collected. Although these customer license agreements commit the customer to payment under a fixed schedule, the agreements are considered executory in nature due to the ongoing commitment to provide “unspecified future deliverables” as part of the agreement terms.

Note 6 — Debt

Credit Facilities

As of March 31, 2005, the Company’s committed bank credit facilities consisted of a $1 billion, unsecured bank revolving credit facility expiring in December 2008 (the 2004 Revolving Credit Facility). As of March 31, 2004, the Company’s committed bank credit facilities consisted of a $470 million, unsecured bank revolving credit facility (the 2002 Revolving Credit Facility), which was replaced by the 2004 Revolving Credit Facility.

Note 6 — Debt (Continued)

	March 31,
	2005		2004
	Maximum	Outstanding	Maximum	Outstanding
	Available	Balance	Available	Balance
	(in millions)
2002 Revolving Credit Facility	$—	$—	$470	$—
2004 Revolving Credit Facility	1,000	—	—	—

2002 Revolving Credit Facility

In December 2002, the Company entered into the 2002 Revolving Credit Facility. The maximum amount that could be outstanding at any time under the 2002 Revolving Credit Facility was $470 million. This facility was set to expire on January 31, 2005 and was terminated and replaced by the 2004 Revolving Credit Facility in December 2004.

2004 Revolving Credit Facility

In December 2004, the Company entered into the 2004 Revolving Credit Facility with a maximum available borrowing capacity of $1 billion. The 2004 Revolving Credit Facility expires December 2008 and no amount was drawn as of March 31, 2005.

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

The Company capitalized the transaction fees associated with the 2004 Revolving Credit Facility, which totaled approximately $6 million. The Company is amortizing these fees over the term of the 2004 Revolving Credit Facility to “Interest expense, net” on the Consolidated Statements of Operations.

Senior Note Obligations

As of March 31, 2005 and 2004, the Company had the following unsecured, fixed-rate interest, senior note obligations outstanding:

	March 31,
	2005	2004
	(in millions)
6.375% Senior Notes due April 2005	$825	$825
5.000% Convertible Senior Notes due March 2007	—	660
6.500% Senior Notes due April 2008	350	350
4.750% Senior Notes due November 2009	500	—
1.625% Convertible Senior Notes due December 2009	460	460
5.625% Senior Notes due November 2014	500	—

Note 6 — Debt (Continued)

Fiscal Year 1999 Senior Notes

In fiscal year 1999, the Company issued $1.750 billion of unsecured Senior Notes in a transaction pursuant to Rule 144A under the Securities Act of 1933 (Rule 144A). Amounts borrowed, rates, and maturities for each issue were $575 million at 6.25% due April 15, 2003, $825 million at 6.375% due April 15, 2005, and $350 million at 6.5% due April 15, 2008. As of March 31, 2005, $825 million and $350 million of the 6.375% and 6.5% Senior Notes, respectively, remained outstanding. In April 2005, the Company repaid the $825 million remaining balance of the 6.375% Senior Notes from available cash balances.

5% Convertible Senior Notes

In fiscal year 2002, the Company issued $660 million of unsecured 5% Convertible Senior Notes, due March 15, 2007 (5% Notes), in a transaction pursuant to Rule 144A. In March 2005, the Company redeemed the outstanding $660 million 5% Notes. The redemption price was equal to $1,020 per $1,000 principal amount of the Notes, or 102% of the par value of the Notes, plus accrued and unpaid interest to, but excluding, the redemption date. The 5% Note holders had the opportunity to convert their notes to shares of the Company’s common stock at a conversion price of $24.34 per share prior to the close of business on March 16, 2005. Substantially all of the 5% Notes holders elected to convert their holdings to the Company’s common stock (aggregate of 27 million shares of common stock).

Concurrent with the fiscal year 2002 issuance of the 5% Notes, the Company entered into a call spread repurchase option transaction (5% Notes Call Spread). The purchase price of the 5% Notes Call Spread was $95 million and was charged to Stockholders’ Equity in March 2002. Under the terms of the 5% Notes Call Spread, the Company could elect to receive (i) outstanding shares equivalent to the number of shares that would be issued if all of the 5% Notes were converted into shares (27 million shares) upon payment of an exercise price of $24.83 per share (aggregate price of $673 million); or (ii) a net cash settlement, net share settlement or a combination, whereby the Company would receive cash or shares equal to the increase in the market value of the 27 million shares from the aggregate value at the $24.83 exercise price per share, subject to an upper limit of $36.60.

In March 2005, the Company exercised the 5% Notes Call Spread to buy 27 million shares of its common stock at the exercise price of $24.83 (aggregate price of $673 million).

Fiscal Year 2005 Senior Notes

In November 2004, the Company issued an aggregate of $1 billion of unsecured Senior Notes (2005 Senior Notes) in a transaction pursuant to Rule 144A. The Company issued $500 million of 4.75%, 5-year notes due November 2009 and $500 million of 5.625%, 10-year notes due November 2014. The Company has the option to redeem the 2005 Senior Notes at any time, at redemption prices equal to the greater of (i) 100% of the aggregate principal amount of the notes of such series being redeemed and (ii) the present value of the principal and interest payable over the life of the 2005 Senior Notes, discounted at a rate equal to 15 basis points and 20 basis points for the 5-year notes and 10-year notes, respectively, over a comparable U.S. Treasury bond yield. The maturity of the 2005 Senior Notes may be accelerated by the holders upon certain events of default, including failure to make payments when due and failure to comply with covenants in the 2005 Senior Notes. The 5-year notes were issued at a price equal to 99.861% of the principal amount and the 10-year notes at a price equal to 99.505% of the principal amount for resale under Rule 144A and Regulation S. The Company also agreed for the benefit of the holders to register the 2005 Senior Notes under the Securities Act of 1933 so that the 2005 Senior Notes may be sold in the public market. If the Company does not meet certain deadlines for filing and effectiveness of the registration statement, the interest rate on the 2005 Senior Notes will increase by 25 basis points for up to 90 days and by an additional 25 basis points thereafter, until the delay is cured. The Company used the net proceeds from this issuance to repay debt as described above.

The Company capitalized the transaction fees associated with the 2005 Senior Notes, which totaled approximately $7 million. These fees are being amortized over the period through maturity of the 2005 Senior Notes in the “Interest expense, net” line item on the Consolidated Statement of Operations.

1.625% Convertible Senior Notes

     In fiscal year 2003, the Company issued $460 million of unsecured 1.625% Convertible Senior Notes (1.625% Notes), due December 15, 2009, in a transaction pursuant to Rule 144A. The 1.625% Notes are senior unsecured indebtedness, rank equally with all existing senior unsecured indebtedness and are convertible into shares of the Company’s common stock at a conversion price of $20.04 per share. The initial conversion rate is 49.9002 common shares per $1,000 principal amount of the 1.625% Notes and is subject to adjustment under certain circumstances. The Company may redeem the 1.625% Notes only at the maturity date. We capitalized the initial transaction fees associated with the 1.625% Notes, which totaled approximately $12 million. These fees are being amortized over the period through maturity of the 1.625% Notes in the “Interest expense, net” line item on the Consolidated Statements of Operations.

Note 6 — Debt (Continued)

Concurrent with the issuance of the 1.625% Notes, the Company entered into call spread repurchase option transactions (1.625% Notes Call Spread). The option purchase price of the Call Spread was $73 million and the entire purchase price was charged to Stockholders’ Equity in December 2002. Under the terms of the 1.625% Notes Call Spread, the Company can elect to receive (i) outstanding shares equivalent to the number of shares that will be issued if all of the 1.625% Notes are converted into shares (23 million shares) upon payment of an exercise price of $20.04 per share (aggregate price of $460 million); or (ii) a net cash settlement, net share settlement or a combination, whereby the Company will receive cash or shares equal to the increase in the market value of the 23 million shares from the aggregate value at the $20.04 exercise price (aggregate price of $460 million), subject to the upper limit of $30.00 discussed below. The 1.625% Notes Call Spread is designed to partially mitigate the potential dilution from conversion of the 1.625% Notes, depending upon the market price of our common stock at such time. The 1.625% Notes Call Spread can be exercised in December 2009 at an exercise price of $20.04 per share. To limit the cost of the 1.625% Notes Call Spread, an upper limit of $30.00 per share has been set, such that if the price of the common stock is above that limit at the time of exercise, the number of shares eligible to be purchased will be proportionately reduced based on the amount by which the common share price exceeds $30.00 at the time of exercise. As of March 31, 2005, the estimated fair value of the 1.625% Notes Call Spread was approximately $120 million, which was based upon independent valuations from third-party financial institutions.

Other Indebtedness

	March 31,
	2005		2004
	Maximum	Outstanding	Maximum	Outstanding
	Available	Balance	Available	Balance
	(in millions)
Commercial paper	$400	$—	$400	$—
International line of credit	5	—	5	—
Other	—	1	—	5

Commercial Paper

The Company has a $400 million commercial paper (CP) program that provides for the issuance of CP not to exceed 270 days. No borrowings were outstanding as of March 31, 2005 or 2004. The CP program is currently rated A-3 by Standard & Poor’s (S&P) and the outlook is negative. The CP program is currently rated NP (Not-Prime) and F-3 by Moody’s Investors Service (Moody’s) and Fitch Ratings, respectively, and are on stable outlook. Any future issuances of CP will be supported by cash and marketable securities on hand and undrawn amounts available under the 2004 Revolving Credit Facility.

International Line of Credit

An unsecured and uncommitted multi-currency line of credit is available to meet short-term working capital needs for subsidiaries operating outside the United States. As of March 31, 2005, this line totaled $5 million, of which less than $1 million was drawn and approximately $2 million has been pledged in support of a bank guarantee.

Other

As of March 31, 2005 and 2004, the Company had various other debt obligations outstanding, which approximated $1 million and $5 million, respectively.

In November 2004, Fitch Ratings initiated rating of the Company’s long-term and short-term debt. This debt is currently rated in the investment grade rating band.

The Company’s senior unsecured notes are rated Ba1 and BBB- by Moody’s and Fitch Ratings, respectively, and are on stable outlook. The senior unsecured notes are rated BBB- by S&P and the outlook is negative.

The Company conducts an ongoing review of its capital structure and debt obligations as part of its risk management strategy. The fair value of the Company’s long-term debt, including the current portion of long-term debt, was $2.831 billion and $2.745 billion at March 31, 2005 and 2004, respectively. The fair value of long-term debt is based on quoted market prices.

Interest expense for the fiscal years ended March 31, 2005, 2004, and 2003 was $153 million, $136 million, and $193 million, respectively.

Note 6 — Debt (Continued)

The maturities of outstanding debt are as follows:

	Year Ended March 31,
	2006	2007	2008	2009	2010	Thereafter
	(in millions)
Amount due	$826	$—	$—	$350	$960	$500

Note 7 — Commitments and Contingencies

The Company leases real estate and certain data processing and other equipment with lease terms expiring through 2023. The leases are operating leases and provide for renewal options and additional rentals based on escalations in operating expenses and real estate taxes. The Company has no material capital leases.

Rental expense under operating leases for facilities and equipment was $216 million, $220 million, and $246 million for the years ended March 31, 2005, 2004, and 2003, respectively. Rental expense for the years ended March 31, 2005, 2004, and 2003 includes sublease income of $30 million, $42 million and $39 million, respectively.

Future minimum lease payments under non-cancelable operating leases at March 31, 2005, were as follows:

(in millions)
2006	$158
2007	122
2008	92
2009	69
2010	54
Thereafter	136

Total	631
Less income from sublease	(132)

Net minimum operating lease payments	$499

The Company has commitments to invest approximately $3 million in connection with joint venture agreements.

In prior fiscal years, the Company sold individual accounts receivable under the prior business model to an external third party subject to certain recourse provisions. The outstanding principal balance of these receivables subject to recourse approximated $183 million and $207 million as of March 31, 2005 and 2004, respectively.

Stockholder Class Action and Derivative Lawsuits Filed Prior to 2004
The Company, its former Chairman and CEO Charles B. Wang, its former Chairman and CEO Sanjay Kumar, and its Executive Vice President Russell M. Artzt were defendants in a number of stockholder class action lawsuits, the first of which was filed July 23, 1998, alleging that a class consisting of all persons who purchased the Company’s common stock during the period from January 20, 1998 until July 22, 1998 were harmed by misleading statements, misrepresentations, and omissions regarding the Company’s future financial performance. These cases, which sought monetary damages, were consolidated into a single action in the United States District Court for the Eastern District of New York (the Federal Court), the proposed class was certified, and discovery was completed. Additionally, in February and March 2002, a number of stockholder lawsuits were filed in the Federal Court against the Company and Messrs. Wang, Kumar, Ira H. Zar, the Company’s former Chief Financial Officer, and in one instance, Mr. Artzt. The lawsuits generally alleged, among other things, that the Company made misleading statements of material fact or omitted to state material facts necessary in order to make the statements, in light of the circumstances under which they were made, not misleading in connection with the Company’s financial performance. Each of the named individual plaintiffs in the 2002 lawsuits sought to represent a class consisting of purchasers of the Company’s common stock and call options and sellers of put options for the period from May 28, 1999, through February 25, 2002. The 2002 cases were consolidated, and the Company’s former independent auditor, Ernst & Young LLP, was named as a defendant. In addition, in May 2003, a class action lawsuit captioned John A. Ambler v. Computer Associates International, Inc., et al. was filed in the Federal Court. The complaint in this matter, a purported class action on behalf of the Computer Associates Savings Harvest Plan (the CASH Plan) and the participants in, and beneficiaries of the CASH Plan for a class period running from March 30, 1998, through May 30, 2003, asserted claims of breach of fiduciary duty under ERISA, the federal Employee Retirement Income Security Act. The named defendants were the Company, the Company’s Board of Directors, the CASH Plan, the Administrative Committee of the CASH Plan, and the following current or former employees and/or directors of the Company: Charles B. Wang; Sanjay Kumar; Ira Zar; Russell M. Artzt; Peter A. Schwartz; Charles P. McWade; and various unidentified alleged fiduciaries of the CASH Plan. The complaint alleged that the defendants breached their fiduciary duties by causing the CASH Plan to invest in Company securities and sought damages in an unspecified amount.

Note 7 — Commitments and Contingencies (Continued)

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

On October 5, 2004 and December 9, 2004, four purported Company shareholders filed motions to vacate the Order of Final Judgment and Dismissal entered by the Federal Court in December 2003 in connection with the settlement of the derivative action. These motions primarily seek to void the releases that were granted to the individual defendants under the settlement. On December 7, 2004, a motion to vacate the Order of Final Judgment and Dismissal entered by the Federal Court in December 2003 in connection with the settlement of the 1998 and 2002 stockholder lawsuits discussed above was filed by Sam Wyly and certain related parties. The motion seeks to reopen the settlement to permit the moving shareholders to pursue individual claims against certain present and former officers of the Company. The motion states that the moving shareholders do not seek to file claims against the Company. These motions have been fully briefed. On June 14, 2005, the Federal Court granted movants’ motion to be allowed to take limited discovery prior to the Federal Court’s ruling on these motions. No hearing date is currently set for the motions.

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

In response to the investigation, the Board of Directors authorized the Audit Committee (now the Audit and Compliance Committee) to conduct an independent investigation into the timing of revenue recognition by the Company. On October 8, 2003, the Company reported that the ongoing investigation by the Audit Committee had preliminarily found that revenues were prematurely recognized in the fiscal year ended March 31, 2000, and that a number of software license agreements appeared to have been signed after the end of the quarter in which revenues associated with such software license agreements had been recognized in that fiscal year. Those revenues, as the Audit Committee found, should have been recognized in the quarter in which the software license agreements were signed. Those preliminary findings were reported to government investigators.

Note 7 — Commitments and Contingencies (Continued)

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

In April 2004, the Audit Committee completed its investigation and determined that the Company should restate certain financial data to properly reflect the timing of the recognition of license revenue for the Company’s fiscal years ended March 31, 2001 and 2000. The Audit Committee believes that the Company’s financial reporting related to contracts executed under its current Business Model is unaffected by the improper accounting practices that were in place prior to the adoption of the Business Model in October 2000 and that had resulted in the restatement, and that the historical issues it had identified in the course of its independent investigation concerned the premature recognition of revenue. However, certain of these prior period accounting errors have had an impact on the subsequent financial results of the Company. Refer to Note 12, “Restatement” for additional information. The Company continues to implement and consider additional remedial actions it deems necessary.

On September 22, 2004, the Company reached agreements with the U.S. Attorney’s Office for the Eastern District of New York (USAO) and the Securities and Exchange Commission (SEC) by entering into a Deferred Prosecution Agreement (the DPA) with the USAO and consenting to the SEC’s filing of a Final Consent Judgment. The Federal Court approved the DPA on September 22, 2004 and entered the Final Consent Judgment on September 28, 2004. The agreements resolve the USAO and SEC investigations into certain of the Company’s past accounting practices, including its revenue recognition policies and procedures, and obstruction of their investigations.

Under the DPA, the Company has agreed to establish a $225 million fund for purposes of restitution to current and former stockholders of the Company, with $75 million paid within 30 days of the date of approval of the DPA by the Court, $75 million to be paid within one year after the approval date and $75 million to be paid within 18 months after the approval date. These funds are to be distributed by a Fund Administrator, proposed by the Company and approved by the USAO under a process commencing within 30 days of the date of approval of the DPA by the Court, pursuant to the Fund Administrator’s “Restitution Plan,” to be approved by the USAO and the Court under a process to commence within six months after the Fund Administrator’s appointment. The Company has made the first $75 million payment and Kenneth Feinberg has been appointed as Fund Administrator. The payment of these restitution funds is in addition to the amounts, payable in the Company’s shares and/or cash that the Company previously agreed to provide current and former stockholders in settlement of certain private litigation in August 2003 (refer to “Stockholder Class Action and Derivative Lawsuits Filed Prior to 2004”). The Company has also agreed, among other things, to take the following actions by December 31, 2005: (1) add a minimum of two new independent directors to its Board of Directors; (2) establish a Compliance Committee of the Board of Directors; (3) implement an enhanced compliance and ethics program, including appointment of a Chief Compliance Officer; and (4) reorganize its Finance and Internal Audit Departments; and (5) establish an executive disclosure committee. The Company has since appointed a Chief Compliance Officer. On February 11, 2005, the Board of Directors elected William McCracken to serve as a new independent director, and also changed the name of the Audit Committee of the Board of Directors to the Audit and Compliance Committee of the Board of Directors and amended the Committee’s charter. On April 11, 2005, the Board of Directors elected Ron Zambonini to serve as a new independent director. Under the DPA and the Final Consent Judgment, the Company has further agreed to the appointment of an Independent Examiner to examine the Company’s

Note 7 — Commitments and Contingencies (Continued)

practices for the recognition of software license revenue, its ethics and compliance policies and other matters. The Independent Examiner will also review the Company’s compliance with the DPA and will report findings and recommendations to the USAO, SEC and Board of Directors within six months after appointment and quarterly thereafter. On March 16, 2005, the Federal Court appointed Lee S. Richards III, Esq. of Richards Spears Kibbe & Orbe LLP, to serve as Independent Examiner. Mr. Richards will serve for a term of 18 months after appointment under conditions specified in the DPA. Mr. Richards’ term of service is subject to extension by the USAO and SEC.

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

Note 7 — Commitments and Contingencies (Continued)

Derivative Actions Filed in 2004

In June 2004, a purported derivative action was filed in the Federal Court by Ranger Governance Ltd. against certain current or former employees and/or directors of the Company. In July 2004, two additional purported derivative actions were filed in the Federal Court by Company shareholders against certain current or former employees and/or directors of the Company. In November 2004, the Federal Court issued an order consolidating these three derivative actions. The plaintiffs filed a consolidated amended complaint (the Consolidated Complaint) on January 7, 2005. The Consolidated Complaint names as defendants Charles B. Wang; Sanjay Kumar; Ira H. Zar; David Kaplan; David Rivard; Lloyd Silverstein; Russell M. Artzt; Alfonse D’Amato; Stephen Richards; Michael A. McElroy; Charles P. McWade; Peter A. Schwartz; Gary Fernandes; Robert E. La Blanc; Lewis S. Ranieri; Jay W. Lorsch; Kenneth Cron; Walter P. Schuetze; Willem deVogel; Richard Grasso; Roel Pieper; Steven Woghin; KPMG LLP; and Ernst & Young LLP. The Company is named as a nominal defendant. The Consolidated Complaint alleges a claim against Messrs. Wang, Kumar, Zar, Kaplan, Rivard, Silverstein, Artzt, D’Amato, Richards, McElroy, McWade, Schwartz, Fernandes, La Blanc, Ranieri, Lorsch, Cron, Schuetze, deVogel, Grasso, Pieper and Woghin for contribution towards the consideration the Company had previously agreed to provide current and former stockholders in settlement of certain class action litigation commenced against the Company and certain officers and directors in 1998 and 2002 (refer to “Stockholder Class Action and Derivative Lawsuits Filed Prior to 2004”) as well as all damages suffered by the Company in connection with the USAO and SEC investigations (refer to “The Government Investigation”). The Consolidated Complaint also alleges a claim seeking unspecified relief against Messrs. Wang, Kumar, Zar, Kaplan, Rivard, Silverstein, Artzt, D’Amato, Richards, McElroy, McWade, Fernandes, La Blanc, Ranieri, Lorsch, Cron, Schuetze, deVogel and Woghin for violations of Section 14(a) of the Exchange Act for alleged false and material misstatements made in the Company’s proxy statements issued in 2002 and 2003. The Consolidated Complaint also alleges breach of fiduciary duty by Messrs. Wang, Kumar, Zar, Kaplan, Rivard, Silverstein, Artzt, D’Amato, Richards, McElroy, McWade, Schwartz, Fernandes, La Blanc, Ranieri, Lorsch, Cron, Schuetze, deVogel, Grasso, Pieper and Woghin. The Consolidated Complaint also seeks unspecified compensatory, consequential and punitive damages against Messrs. Wang, Kumar, Zar, Kaplan, Rivard, Silverstein, Artzt, D’Amato, Richards, McElroy, McWade, Schwartz, Fernandes, La Blanc, Ranieri, Lorsch, Cron, Schuetze, deVogel, Grasso, Pieper and Woghin based upon allegations of corporate waste and fraud. The Consolidated Complaint also seeks unspecified damages against Ernst & Young LLP and KPMG LLP, for breach of fiduciary duty and the duty of reasonable care, as well as contribution and indemnity under Section 14(a) of the Exchange Act. The Consolidated Complaint requests restitution and rescission of the compensation earned under the Company’s executive compensation plan by Messrs. Artzt, Kumar, Richards, Zar, Woghin, Kaplan, Rivard, Silverstein, Wang, McElroy, McWade and Schwartz. Additionally, pursuant to Section 304 of the Sarbanes-Oxley Act, the Consolidated Complaint seeks reimbursement of bonus or other incentive-based equity compensation received by defendants Wang, Kumar, Schwartz and Zar, as well as alleged profits realized from their sale of securities issued by the Company during the time periods they served as the Chief Executive Officer (Wang and Kumar) and Chief Financial Officer (Ira Zar) of the Company.

The derivative action has been stayed pending resolution of the 60(b) motions discussed above that have been filed in connection with the settlement of previously filed litigation. Also, on February 1, 2005, the Company established a Special Litigation Committee of independent members of its Board of Directors to control and determine the Company’s response to this litigation. The Special Litigation Committee has moved for a stay of the derivative litigation until it completes its investigation of the claims alleged in the derivative action. That motion is pending.

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

Note 7 — Commitments and Contingencies (Continued)

Texas Litigation

On August 9, 2004, a petition was filed by Sam Wyly and Ranger Governance, Ltd. against the Company in the District Court of Dallas County, Texas, seeking to obtain a declaratory judgment that plaintiffs did not breach two separation agreements they entered into with the Company in 2002. Plaintiffs seek to obtain this declaratory judgment in order to file a derivative suit on behalf of the Company (refer to “Derivative Actions” filed by Ranger Governance in 2004). On September 3, 2004, the Company filed an answer to the petition and on September 10, 2004, the Company filed a notice of removal seeking to remove the action to federal court (where the action is currently pending). The Company subsequently moved to transfer the action to the United States District Court for the Eastern District of New York. That motion is still pending. On February 18, 2005, Mr. Wyly filed a separate lawsuit in Texas federal court alleging that he is entitled to attorney fees in connection with the original litigation filed in Texas. The two actions have been consolidated. On March 31, 2005, the plaintiffs amended their complaint to allege a claim that they were defrauded into entering the 2002 agreements and seeking rescission of those agreements and damages. On May 11, 2005, the Company moved to dismiss the Texas litigation. That motion is pending.

Other Civil Actions

In June 2004, a lawsuit captioned Scienton Technologies, Inc. et al. v. Computer Associates International, Inc., was filed in the Federal Court. The complaint seeks monetary damages based upon claims for, among other things, breaches of contract, misappropriation of trade secrets, and unfair competition. This matter is in the early stages of discovery. Although the ultimate outcome cannot be determined, the Company believes that the claims are unfounded and that the Company has meritorious defenses. In the opinion of management, the resolution of this lawsuit is not expected to have a material adverse effect on the financial position of the Company.

In September 2004, two complaints to compel production of the Company’s books and records, including files that have been produced by the Company to the USAO and SEC in the course of their joint investigation of the Company’s accounting practices (refer to The Government Investigation) were filed by two purported shareholders of the Company in Delaware Chancery Court pursuant to Section 220 of the Delaware General Corporation Law. The first complaint was filed on September 15, 2004, after the Company denied the purported shareholder access to some of the files requested in her initial demand, in particular files that had been produced by the Company to the USAO and SEC during the course of their joint investigation. This complaint concerns the inspection of certain Company documents to determine whether the Company has been involved in obstructing the joint investigation by the USAO and SEC and whether certain Company employees have breached their fiduciary duties to the Company and wasted corporate assets; these individuals include Sanjay Kumar, Charles Wang, Ira H. Zar, Lloyd Silverstein, Steven M. Woghin, Stephen Richards, Russell Artzt, Kenneth Cron, Alfonse D’Amato, Robert La Blanc, Lewis S. Ranieri, Jay Lorsch, Walter Schuetze, Alex Serge Vieux, Gary Fernandes, Willem de Vogel, Shirley Strum Kenny, Richard Grasso and Irving Goldstein. The second complaint, filed on September 21, 2004, concerns the inspection of documents related to Mr. Kumar’s compensation and the independence and ability of the Company’s Board of Directors to sue for return of that compensation. The Company filed answers to these complaints on October 15, 2004.

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

Note 8 — Income Taxes

The amounts of income (loss) from continuing operations before taxes attributable to domestic and foreign operations are as follows:

	Year Ended March 31,
	2005	2004	2003
		(Restated)	(Restated)
	(in millions)
Domestic	$(236)	$(155)	$(422)
Foreign	247	124	85

	$11	$(31)	$(337)

Note 8 — Income Taxes (Continued)

Income tax expense (benefit) consists of the following:

	Year Ended March 31,
	2005	2004	2003
		(Restated)	(Restated)
	(in millions)
Current:
Federal	$51	$135	$278
State	20	19	25
Foreign	129	121	90

	200	275	393
Deferred:
Federal	$(150)	$(207)	$(386)
Federal tax cost of repatriation under the American Jobs Creation Act	55	–	–
State	(24)	(28)	(39)
Foreign	(83)	(49)	(55)

	(202)	(284)	(480)
Total:
Federal	$(99)	$(72)	$(108)
Federal tax cost of repatriation under the American Jobs Creation Act	55	–	–
State	(4)	(9)	(14)
Foreign	46	72	35

	$(2)	$(9)	$(87)

The expense (benefit) is reconciled to the tax expense (benefit) computed at the federal statutory rate as follows:

	Year Ended March 31,
	2005	2004	2003
		(Restated)	(Restated)
	(in millions)
Tax expense (benefit) at U.S. federal statutory rate	$4	$(10)	$(118)
Increase in tax expense resulting from:
Nondeductible impairment of goodwill	—	—	28
Non-deductible portion of class action settlement and litigation charge	3	10	—
Federal tax cost of repatriation under the American Jobs Creation Act	55	—	—
Effect of international operations, including foreign export benefit	(70)	(33)	(15)
Foreign export benefit refund	(26)	—	—
State taxes, net of federal tax benefit	2	(7)	(9)
Valuation allowance	7	22	17
Other, net	23	9	10

	$(2)	$(9)	$(87)

Deferred income taxes reflect the impact of temporary difference between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. The tax effects of the temporary differences are as follows:

Note 8 — Income Taxes (Continued)

	March 31,
	2005	2004
		(restated)
	(in millions)
Deferred tax assets:
Modified accrual basis accounting	$171	$7
Acquisition accruals	12	16
Restitution fund/class action settlement	51	32
Accrued expenses	15	32
Net operating losses	139	69
Valuation allowance	(94)	(60)
Purchased intangibles amortizable for tax purposes	56	—

Total deferred tax assets	$350	$96
Deferred tax liabilities:
Purchased software	$174	$275
Other intangible assets	87	74
Capitalized development costs	60	51
Foreign unremitted earnings to be repatriated	55	—
Other(1)	21	4

Total deferred tax liabilities	$397	$404

Net deferred tax liability	$(47)	$(308)

(1)	Primarily represents deferred tax liabilities and assets in foreign tax jurisdictions, which in accordance with paragraphs 41 and 42 of SFAS No. 109, “Accounting for Income Taxes,” can be offset against the respective deferred tax assets and liabilities in each jurisdiction.

Worldwide net operating losses (NOLs) totaled approximately $427 million and $220 million as of March 31, 2005 and 2004, respectively. These NOLs expire between 2006 and 2016. In management’s judgment, the net deferred tax assets of $350 million for certain acquisition liabilities, NOLs, and other deferred tax assets, will more likely than not be realized as reductions of future taxable income or by utilizing available tax planning strategies. The valuation allowance increased $34 million and $22 million in March 31, 2005 and 2004, respectively. The change in the valuation allowance primarily relates to deferred tax assets, specifically NOLs in foreign jurisdictions that more likely than not in management’s judgment will not be realized. Additionally, approximately $28 million of the valuation allowance is attributable to acquired NOLs which are subject to annual limitations under IRS Code Section 382. The valuation allowance related to the acquired NOLs, if realized, will first reduce any remaining goodwill and then any remaining other non-current intangible assets.

The Company is subject to tax in many jurisdictions and a certain degree of estimation is required in recording assets and liabilities related to income taxes. Management believes that adequate provision has been made for any adjustments that may result from tax examinations. The outcome of tax examinations, however, cannot be predicted with certainty. Should any issues addressed in the Company’s tax audits be resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs. The IRS has recently completed and closed its audit of the Company for the three year period ending March 31, 2000. There was no material impact on the Company’s financial statements as a result of the completion of this audit.

In October 2004, the American Jobs Creation Act of 2004 was signed into law. This Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided that certain criteria are met. In addition, on December 21, 2004, the FASB issued FASB Staff Position (FSP) No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within American Jobs Creation Act of 2004.” FSP FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. The Company expects to complete its assessment on its plans for reinvestment and the associated effect of the deduction during the first half of fiscal year 2006. During fiscal year 2005, however, the Company has recorded an estimate of this tax charge of $55 million based on an estimated repatriation amount of $500 million. No provision has been made for federal income taxes on the remaining balance of the unremitted earnings of the Company’s foreign subsidiaries since the Company plans to permanently reinvest all such earnings outside the U.S. Unremitted earnings totaled approximately $30 million (net of the $500 million estimated repatriation) at March 31, 2005. The Company expects a benefit of approximately $35 million in the quarter ending June 30, 2005 reflecting the Department of Treasury and IRS Notice 2005-38 issued on May 10, 2005 which will reduce the estimated taxes associated with the repatriation from $55 million to approximately $20 million.

Note 8 — Income Taxes (Continued)

In the second quarter of fiscal year 2005, the Company recorded a foreign export benefit refund of approximately $26 million associated with prior fiscal years. We received a letter from the IRS approving the claim for this refund in September 2004.

In May 2004, the IRS issued Revenue Procedure 2004-34, “Changes in Accounting Periods and In Methods of Accounting,” which grants taxpayers a twelve month deferral for cash received from customers to the extent such receipts were not recognized in revenue for financial statement purposes. Therefore, taxes associated with cash collected from U.S. customers in advance of the ratable recognition of revenue for certain licenses are deferred for up to one year. As a result of implementing this Revenue Procedure, the Company reduced deferred tax assets and income taxes payable by approximately $159 million and $196 million as of March 31, 2005 and 2004, respectively. Cash paid for income taxes in fiscal year 2005 was approximately $12 million, which was lower than the amount the Company historically pays for incomes taxes primarily due to the new IRS Revenue Procedure.

Note 9 — Stock Plans

Effective April 1, 2003, the Company began charging to expense the computed value of all newly granted stock-based employee compensation over the vesting period. The computed fair value at the date of grant is calculated using the fair value based methodology under SFAS No. 123, as amended by SFAS No. 148.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share — Based Payment (SFAS No. 123(R)).” SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their consolidated financial statements. Beginning in April 2005, the Company expects to adopt SFAS No. 123(R) under the modified retrospective method. Under the modified retrospective method, the Company is required to restate prior period financial results to include the impact of share-based compensation expense.

Refer to Note 1, “Significant Accounting Policies — Accounting for Stock-Based Compensation” for additional information.

The Company’s 1991 Stock Incentive Plan (the 1991 Plan) provided that stock appreciation rights and/or options, both qualified and non-statutory, to purchase up to 67.5 million shares of common stock of the Company could be granted to employees (including officers of the Company). Options granted thereunder may be exercised in annual increments commencing one year after the date of grant and become fully exercisable after five years. All options expire 10 years from the date of grant unless otherwise terminated. As of March 31, 2005, no stock appreciation rights were granted under this plan and 70.9 million options have been granted, including options issued that were previously terminated due to employee forfeitures. As of March 31, 2005, 14.2 million of the 15.9 million options which were outstanding under the 1991 Plan were exercisable. These options are exercisable at $19.33 – $74.69 per share.

The 1993 Stock Option Plan for Non-Employee Directors (the 1993 Plan) provided for nonstatutory options to purchase up to a total of 337,500 shares of common stock of the Company to be available for grant to each member of the Board of Directors who is not otherwise an employee of the Company. Pursuant to the 1993 Plan, the exercise price shall be the fair market value (FMV) of the shares covered by the option at the date of grant. The option period shall not exceed 10 years, and each option may be exercised in whole or in part on the first anniversary date of its grant. As of March 31, 2005, 222,750 options have been granted under this plan. As of March 31, 2005, all of the 13,500 options which are outstanding under the 1993 Plan are exercisable. These options are exercisable at $32.38 – $51.44 per share.

The 2001 Stock Option Plan (the 2001 Plan) was effective as of July 1, 2001. The 2001 Plan provides that nonstatutory and incentive stock options to purchase up to 7.5 million shares of common stock of the Company may be granted to select employees and consultants. All options expire 10 years from the date of grant unless otherwise terminated. As of March 31, 2005, 6.5 million options have been granted. These options are exercisable in annual increments commencing one year after the date of grant and become fully exercisable after three years. As of March 31, 2005, 3.4 million of the 3.6 million options outstanding are exercisable. These options are exercisable at $21.89 per share.

Note 9 — Stock Plans (Continued)

The 2002 Incentive Plan (the 2002 Plan) was effective as of April 1, 2002. The 2002 Plan provides that annual performance bonuses, long-term performance bonuses, stock options, both non-qualified and incentive, restricted stock, and other equity-based awards to purchase up to 45 million shares of common stock of the Company may be granted to select employees and consultants. In addition, any shares of common stock that were subject to issuance but not awarded under the 2001 Plan are available for issuance under the 2002 Plan. As of March 31, 2005, 2.8 million of such shares were available for future issuance. All options expire 10 years from the date of grant unless otherwise terminated. Options cannot be repriced pursuant to the provisions of the 2002 Plan. As of March 31, 2005, options covering 13.7 million shares have been granted under the 2002 Plan. These options are generally exercisable in annual increments commencing one year after the date of grant and become fully exercisable after three years. As of March 31, 2005, 4.2 million of the 9.9 million options outstanding are exercisable. These options are exercisable at $12.89 – $31.50 per share. As of March 31, 2005, 1.4 million restricted shares have been awarded to employees, of which approximately 800,000 shares are unvested. These shares are subject to vesting based upon the participant’s continued employment. The value of these awards will be recognized as expense over the vesting periods.

The 2002 Compensation Plan for Non-Employee Directors (the 2002 Director Plan) was effective as of July 1, 2002. The 2002 Director Plan provides for each director to receive annual director fees in the form of deferred shares and automatic grants to purchase 6,750 shares of common stock of the Company, up to a total of 650,000 shares to be granted to eligible directors. Pursuant to the 2002 Director Plan, the exercise price shall be the FMV of a share as of the date of grant. The option period shall not exceed 10 years, and each option may be exercised in whole or in part on the day before the next succeeding annual meeting. As of March 31, 2005, all of the approximately 48,000 options outstanding under the 2002 Director Plan were exercisable. These options are exercisable at $11.04 – $23.37 per share. As of March 31, 2005 approximately 25,000 deferred shares were outstanding in connection with annual director fees.

The 2003 Compensation Plan for Non-Employee Directors (the 2003 Director Plan) was effective as of August 27, 2003. The 2003 Director Plan provides for each director to receive annual director fees of $150,000 in the form of deferred shares with an option to elect to receive up to 50% in cash. As of March 31, 2005, approximately 48,000 deferred shares are outstanding in connection with annual director fees under the 2003 Director Plan.

As of March 31, 2005, 3.6 million of the 4.1 million options outstanding related to acquired companies’ stock plans are exercisable at $3.62 – $72.69 per share. Options granted under these acquired companies’ plans become exercisable over periods ranging from one to five years and expire seven to ten years from the date of grant.

The following table summarizes the activity under these plans:

	Number	Weighted Average
	of Shares	Exercise Price
	(shares in millions)
Outstanding at March 31, 2002	46.9	$28.83
Granted	8.6	16.06
Exercised	(5.3)	5.82
Expired or terminated	(2.0)	33.06

Outstanding at March 31, 2003	48.2	$28.74
Granted	6.4	27.68
Exercised	(3.9)	14.57
Expired or terminated	(6.9)	36.49

Outstanding at March 31, 2004	43.8	$28.63
Granted	0.8	28.56
Acquired through acquisition	1.4	20.91
Exercised	(3.9)	18.42
Expired or terminated	(8.5)	32.43

Outstanding at March 31, 2005	33.6	$28.50

Options exercisable at:
March 31, 2003	26.9	$31.19
March 31, 2004	26.0	30.88
March 31, 2005	25.5	29.81

Note 9 — Stock Plans (Continued)

The following table summarizes information about these plans as of March 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-
Range of		Remaining	Average		Weighted-
Exercise		Contractual	Exercise		Average
Prices	Shares	Life	Price	Shares	Exercise Price
	(shares in millions)
$ 3.62 - $20.00	5.4	6.3 years	$14.76	3.7	$15.29
20.01 - 30.00	19.3	5.8 years	25.91	13.5	25.52
30.01 - 40.00	4.5	3.7 years	34.94	3.9	35.66
40.01 - 50.00	2.0	2.9 years	47.12	2.0	47.12
50.01 - 74.69	2.4	4.3 years	52.10	2.4	52.10

	33.6			25.5

The weighted average fair value at date of grant for options granted in fiscal years 2005, 2004, and 2003 was $15.44, $14.60, and $8.23, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions that were used for option grants in the respective periods are as follows:

	Year Ended March 31,
	2005	2004	2003
Dividend yield	.28%	.30%	.56%
Expected volatility factor	.65	.67	.67
Risk-free interest rate	3.6%	3.0%	3.2%
Expected life (in years)	4.5	4.5	6.0

In connection with the Company’s acquisition of Netegrity in fiscal year 2005, options to purchase Netegrity common stock were converted into options to purchase approximately 1.4 million shares of the Company’s stock. The weighted average fair value of the options on the date of acquisition was $20.19. The fair value of each option grant was estimated on the date of acquisition using the Black-Scholes option pricing model with input assumptions similar to those used for the Company’s stock options granted during the same period. Refer to Note 2, “Acquisitions, Divestitures, and Restructuring,” of the Consolidated Financial Statements for additional information concerning the acquisition of Netegrity.

During the third quarter of fiscal year 2005, the Company modified certain terms of an executive employee option agreement covering 235,000 shares. The modification provided for acceleration of vesting and extension of the exercise period upon termination in accordance with specific terms outlined in the employment agreement. The modification terms resulted in a recalculation of the fair value, which will be amortized over the expected life of the modified award. The fair values at the date of grant and the date of modification were $14.55 and $17.37, respectively. The fair values were estimated using the Black-Scholes option pricing model.

During the fourth quarter of fiscal year 2005, the Company modified certain terms of an executive employee option agreement covering 370,000 shares. The modification provided for acceleration of vesting and extension of the exercise period upon termination in accordance with specific terms outlined in the employment agreement. The modification terms resulted in a recalculation of the fair value, which will be amortized over the expected life of the modified award. The fair values at the date of grant and the date of modification were $13.19 and $13.66, respectively. The fair values were estimated using the Black-Scholes option pricing model.

During fiscal year 2005, the Company issued approximately 730,000 shares of restricted stock and restricted stock units to certain employees of the Company. The weighted average fair value at the date of grant for the restricted shares issued was $26.18.

The Company maintains the Year 2000 Employee Stock Purchase Plan (the Purchase Plan) for all eligible employees. Under the terms of the Purchase Plan, employees may elect to withhold between 1% and 25% of their base pay through regular payroll deductions, subject to Internal Revenue Code limitations. Shares of the Company’s common stock may be purchased at six-month intervals at 85% of the lower of the FMV on the first or last day of each six-month period. During fiscal years 2005, 2004, and 2003, employees purchased 0.9 million, 1.3 million, and 1.3 million shares, respectively, at average prices of $23.38, $14.63, and $12.40 per share, respectively. As of March 31, 2005, 25.1 million shares were reserved for future issuance.

Note 9 — Stock Plans (Continued)

The weighted average fair value of the Year 2000 Employee Stock Purchase Plan (the Purchase Plan) shares for offering periods commencing in fiscal years 2005, 2004, and 2003 was $6.52, $7.28, and $4.94, respectively. The fair value is estimated on the first date of the offering period using the Black-Scholes option pricing model. The weighted average assumptions that were used for the Purchase Plan shares in the respective periods are as follows:

	Year Ended March 31,
	2005	2004	2003
Dividend yield	.27%	.33%	.56%
Expected volatility factor	.25	.53	.70
Risk-free interest rate	2.1%	1.0%	1.5%
Expected life (in years)	0.5	0.5	0.5

Under the 1998 Incentive Award Plan (the 1998 Plan), a total of four million Phantom Shares, as defined in the 1998 Plan, were available for grant to certain of the Company’s employees from time to time through March 31, 2003. Each Phantom Share is equivalent to one share of the Company’s common stock. Vesting, at 20% of the grant amount per annum, was contingent upon attainment of specific criteria, including an annual Target Closing Price (Price) for the Company’s common stock and the participant’s continued employment. The Price is based on the average closing price of the Company’s common stock on the New York Stock Exchange for the 10 days up to and including March 31 of each fiscal year. The Price for the first tranche was met on March 31, 2000, and the Company began to recognize a non-cash charge over the employment period. For the years ended March 31, 2005, 2004, and 2003 the amounts (credited) charged to expense were approximately $(1.0) million, $(0.5) million, and $2 million, respectively. Fiscal years 2005 and 2004 reflect a credit to expense as a result of forfeitures. The Price was not met on March 31, 2004, 2003, 2002, or 2001 for the fifth, fourth, third, and second tranches, respectively. As of March 31, 2005, approximately 106,000 Phantom Shares have vested and are outstanding under the 1998 Plan. These shares will be paid out in increments of 10%, 20%, 30% and 40% on August 25, 2005, 2006, 2007, and 2008, respectively.

All stock plans of the Company have been approved by the stockholders.

Note 10 — Profit-Sharing Plan

The Company maintains a defined contribution plan, the Computer Associates Savings Harvest Plan (CASH Plan), for the benefit of the U.S. employees of the Company. The CASH Plan is intended to be a qualified plan under Section 401(a) of the Internal Revenue Code of 1986 (the Code), and contains a qualified cash or deferred arrangement as described under Section 401(k) of the Code. Pursuant to the CASH Plan, eligible participants may elect to contribute a percentage of their base compensation. The matching contributions to the CASH Plan, excluding the discontinued operations of ACCPAC, totaled approximately $12 million in each of the fiscal years ended March 31, 2005, 2004, and 2003. In addition, the Company may make discretionary contributions to the CASH Plan. The discretionary contributions to the CASH Plan, excluding the discontinued operations of ACCPAC, totaled approximately $15 million in the fiscal year ended March 31, 2005 and $20 million in each of the fiscal years ended March 31, 2004 and 2003.

The Company made contributions to international retirement plans of $23 million, $20 million, and $17 million in the fiscal years ended March 31, 2005, 2004, and 2003, respectively.

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

Note 12 — Restatement

As previously announced in a Current Report on Form 8-K filed with the SEC on May 26, 2005, and in addition to the revenue recognition issues identified and disclosed by the Company in April 2004, the Company identified certain additional transactions that were entered into in fiscal years 1998 through 2001 that were accounted for improperly. In a few instances, these transactions involved contemporaneous purchases and sales (or investments and licenses) of software products and services with the same or related third parties. These transactions appear not to have been negotiated on an arm’s-length basis and to have no valid commercial purpose. In several other cases, the terms of certain license agreements were altered by side agreements that would have prevented the full recognition of related revenue until some future period. While the Company entered into all of these transactions in fiscal years 1998 through 2001, the accounting treatment required the initial deferral of revenue, and subsequent recognition of revenue in the period the contract became fixed and determinable, and therefore these transactions have also affected the financial statements for each of the subsequent fiscal years, including fiscal year 2005 and future periods.

Accordingly, restatements are being made to eliminate the impact of these prior-period errors on subsequent periods. Additionally, as previously disclosed, during the first quarter of fiscal year 2005, the Company recognized $13 million of revenue relating to certain prior business model contracts which had reduced revenue in prior fiscal periods. Since we are restating current and prior fiscal periods to correct prior period errors, we have determined that the $13 million of revenue recognized in the first quarter of fiscal 2005 should be reported in the applicable periods to which it related. The cumulative impact of these restatements have the effect of reducing the March 31, 2002 beginning balance of retained earnings, a component of stockholders’ equity, by $42 million. The effects of this restatement increase software fees and other revenue by $23 million and $15 million in fiscal years 2004 and 2003, respectively; decrease operating expenses by $16 million in fiscal year 2003; and decrease the loss from continuing operations by $14 million and $20 million in fiscal years 2004 and 2003, respectively. The restatements have no impact on cash flows provided by continuing operating activities. The Company will record additional other revenue in the future as a result of the restatement of approximately $19 million through fiscal year 2009.

The following tables summarize the annual consolidated statements of operations and balance sheet data for the periods indicated, giving effect to the restatement described above:

	Year Ended March 31,
	2004		2003
	Previously		Previously
	Reported	Restated	Reported	Restated
	(in millions, except per share data)
STATEMENT OF OPERATIONS DATA
Revenue	$3,276	$3,299	$3,027	$3,042
Selling, general and administrative	1,247	1,247	1,322	1,307
Commissions and royalties	267	267	244	243
Loss from continuing operations before taxes	(54)	(31)	(368)	(337)
Tax benefit	(18)	(9)	(98)	(87)
Loss from continuing operations	(36)	(22)	(270)	(250)
Basic loss from continuing operations per share	$(0.06)	$(0.04)	$(0.47)	$(0.44)
Diluted loss from continuing operations per share	$(0.06)	$(0.04)	$(0.47)	$(0.44)

	March 31,
	2004		2003
	Previously		Previously
	Reported	Restated	Reported	Restated
	(in millions)
BALANCE SHEET DATA
Trade and installment accounts receivable, net	$949	$966	$1,079	$1,086
Deferred income taxes	311	316	287	301
Total current assets	3,366	3,388	3,045	3,066
Total assets	10,687	10,709	11,261	11,282
Accrued expenses and other current liabilities (1)	407	437	345	388
Total current liabilities	2,455	2,485	3,029	3,072
Total liabilities	5,969	5,999	6,898	6,941
Retained earnings	2,000	1,992	2,022	2,000
Total stockholders’ equity	4,718	4,710	4,363	4,341

(1)	Includes government investigation and shareholder litigation settlement accruals.

Note 12 — Restatement (Continued)

The following tables summarize the unaudited quarterly consolidated statements of operations and balance sheet data for the periods indicated, giving effect to the restatement described above:

	Fiscal Year 2005 Quarterly Results
	June 30		September 30		December 31		March 31
	Previously		Previously		Previously		As
	Reported	Restated	Reported	Restated	Reported	Restated	Reported(1)
	(in millions, except per share data)
STATEMENT OF OPERATIONS DATA
(unaudited)
Revenue	$860	$850	$855	$858	$911	$910	$912
Income (loss) from continuing operations before taxes	82	72	(185)	(182)	52	51	70
Tax expense (benefit)	29	25	(91)	(90)	16	16	47
Income (loss) from continuing operations	53	47	(94)	(92)	36	35	23
Basic earnings (loss) from continuing operations per share	$0.09	$0.08	$(0.16)	$(0.16)	$0.06	$0.06	$0.04
Diluted earnings (loss) from continuing operations per share	$0.09	$0.08	$(0.16)	$(0.16)	$0.06	$0.06	$0.04

(1)	The quarter ended March 31, 2005 includes approximately $2 million of revenue and $1 million in tax expense related to the restatement.

	For the Fiscal Year 2005 Quarter Ended
	June 30		September 30		December 31
	Previously		Previously		Previously
	Reported	Restated	Reported	Restated	Reported	Restated
	(in millions)
BALANCE SHEET DATA
(unaudited)
Trade and installment accounts receivable, net	$776	$780	$699	$703	$702	$702
Deferred income taxes	339	348	427	435	218	226
Total current assets	3,472	3,485	3,454	3,466	4,560	4,568
Total assets	10,607	10,620	10,460	10,472	11,925	11,933
Accrued expenses and other current liabilities	377	404	281	305	294	315
Total current liabilities	3,241	3,268	3,271	3,295	3,484	3,505
Total liabilities	5,807	5,834	5,735	5,759	6,932	6,953
Total stockholders’ equity	4,800	4,786	4,725	4,713	4,993	4,980

	Fiscal Year 2004 Quarterly Results
	June 30		September 30		December 31		March 31
	Previously		Previously		Previously		Previously
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated
	(in millions, except per share data)
STATEMENT OF OPERATIONS DATA
(unaudited)
Revenue	$786	$790	$803	$808	$837	$843	$850	$858
Income (loss) from continuing operations before taxes	12	16	(136)	(131)	27	33	43	51
Tax expense (benefit)	4	5	(46)	(44)	10	13	14	17
Income (loss) from continuing operations	8	11	(90)	(87)	17	20	29	34
Basic earnings (loss) from continuing operations per share	$0.01	$0.02	$(0.16)	$(0.15)	$0.03	$0.03	$0.05	$0.06
Diluted earnings (loss) from continuing operations per share	$0.01	$0.02	$(0.16)	$(0.15)	$0.03	$0.03	$0.05	$0.06

Note 12 — Restatement (Continued)

	For the Fiscal Year 2004 Quarter Ended
	June 30		September 30		December 31
	Previously		Previously		Previously
	Reported	Restated	Reported	Restated	Reported	Restated
	(in millions)
BALANCE SHEET DATA
(unaudited)
Trade and installment accounts receivable, net	$964	$972	$936	$946	$1,101	$1,113
Deferred income taxes	240	253	186	196	279	287
Total current assets	2,219	2,240	2,234	2,254	2,856	2,876
Total assets	10,221	10,242	10,008	10,028	10,416	10,436
Accrued expenses and other current liabilities	997	1,037	1,132	1,168	1,331	1,364
Total current liabilities	1,998	2,038	2,030	2,066	2,365	2,398
Total liabilities	5,804	5,844	5,670	5,706	6,011	6,044
Total stockholders’ equity	4,417	4,398	4,338	4,322	4,405	4,392

Note 13 — Subsequent Events

In June 2005, the Company entered into a definitive agreement to acquire Niku Corporation (Niku), a leading provider of information technology management and governance solutions. The aggregate amount of consideration to be paid by the Company to Niku shareholders pursuant to the Merger Agreement is approximately $350 million. The acquisition is subject to approval by both regulatory authorities and Niku’s shareholders and is expected to be completed by August 2005.

In June 2005, the Company acquired the common stock of Concord Communications, Inc. (Concord), a leading provider of network service management software solutions, in an all cash transaction valued at approximately $337 million. The Company also assumed approximately $20 million in net debt from Concord for a total purchase price of approximately $357 million, excluding acquisition costs.

SCHEDULE II

COMPUTER ASSOCIATES INTERNATIONAL, INC.
AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

		Additions/
		(Deductions)
		Charged/	Charged/
	Balance at	(Credited) to	(Credited)			Balance
	Beginning	Costs and	to Other			at End
Description	of Period	Expenses	Accounts(1)	Deductions(2)		of Period
	(in millions)
Reserves and allowances deducted from assets to which they apply:
Allowance for doubtful accounts(3)
Year ended March 31, 2005	$116	$(25)	$(2)	$(21)		$68
Year ended March 31, 2004	$244	$(53)	$(2)	$(73)		$116
Year ended March 31, 2003	$412	$68	$(45)	$(191	)(4)	$244

(1)	Reserves and adjustments thereto of acquired and divested operations.

(2)	Write-offs of amounts against allowance provided.

(3)	The Company expects the allowance for doubtful accounts to continue to decline as net installment accounts receivable under the prior business model are billed and collected over the remaining life. Under the Company’s Business Model, cash is often received prior to revenue recognition, thus reducing the need to provide for estimated bad debt associated with recorded revenue.

(4)	Fiscal year 2003 deductions include a reclassification of approximately $14 million of deferred revenue related to the Company’s indirect business (distributors, resellers, and VARs) from the allowance for doubtful accounts to billed accounts receivable. The fiscal year 2003 deductions also include a reclassification of approximately $16 million of certain unclaimed funds from the allowance for doubtful accounts to accrued expenses and other current liabilities.