Form 10-Q
period 2005-06-30
COMPUTER ASSOCIATES INTERNATIONAL INC
filed 2005-08-09
CIK 356028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
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
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes ☑ No ☐.
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding

Common Stock	as of August 3, 2005
par value $0.10 per share	586,487,747

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Computer Associates International, Inc.
We have reviewed the accompanying consolidated condensed balance sheet of Computer Associates International, Inc. and subsidiaries as of June 30, 2005, and the related consolidated condensed statements of operations and cash flows for the three month periods ended June 30, 2005 and 2004. These consolidated condensed financial statements are the responsibility of the Company’s management.
We conducted our review in accordance with standards established by the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
Based on our review, we are not aware of any material modifications that should be made to the consolidated condensed financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with standards established by the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Computer Associates International, Inc. and subsidiaries as of March 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated June 29, 2005, we expressed an unqualified opinion on those consolidated financial statements. As discussed in that report, the consolidated financial statements as of March 31, 2004 and for each of the years ended March 31, 2004 and 2003 have been restated. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of March 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
As discussed in Note D to the consolidated condensed financial statements, the Company has restated the consolidated condensed balance sheet at March 31, 2005 and the consolidated condensed statements of operations and cash flows for the three-month period ended June 30, 2004 to reflect the Company’s adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” on April 1, 2005 under the modified retrospective application method and to reflect the effects of certain prior period restatements that were previously disclosed in Note 12 of the consolidated financial statements in the Company’s Form 10-K for the fiscal year ended March 31, 2005.

/s/ KPMG LLP
New York, New York
August 9, 2005

Item 1:
COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)
(in millions)

	June 30,	March 31,
	2005	2005
		(restated)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,776	$2,829
Marketable securities	176	296
Trade and installment accounts receivable, net	401	593
Federal and state income taxes receivable	55	55
Deferred income taxes	112	79
Other current assets	100	102

TOTAL CURRENT ASSETS	2,620	3,954

Installment accounts receivable, due after one year, net	592	595
Property and equipment, net	622	622
Purchased software products, net	649	726
Goodwill, net	4,887	4,544
Deferred income taxes	101	105
Other noncurrent assets, net	564	536

TOTAL ASSETS	$10,035	$11,082

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt and loans payable	$87	$826
Government investigation settlement	153	153
Accounts payable	195	177
Salaries, wages, and commissions	199	258
Accrued expenses and other current liabilities	273	323
Deferred subscription revenue (collected) — current	1,299	1,407
Taxes payable, other than income taxes payable	67	119
Federal, state, and foreign income taxes payable	293	342
Deferred income taxes	—	59

TOTAL CURRENT LIABILITIES	2,566	3,664

Long-term debt, net of current portion	1,810	1,810
Deferred income taxes	131	110
Deferred subscription revenue (collected) — noncurrent	289	273
Deferred maintenance revenue	242	270
Other noncurrent liabilities	51	53

TOTAL LIABILITIES	5,089	6,180

Stockholders’ equity	4,946	4,902

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,035	$11,082

See Notes to the Consolidated Condensed Financial Statements.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except per share amounts)

	For the Three
	Months Ended
	June 30,
	2005	2004
		(restated)
REVENUE

Subscription revenue	$684	$569
Maintenance	114	127
Software fees and other	37	66
Financing fees	18	33
Professional services	67	55

TOTAL REVENUE	920	850

EXPENSES

Amortization of capitalized software costs	113	112
Cost of professional services	60	56
Selling, general, and administrative	388	311
Product development and enhancements	171	174
Commissions and royalties	62	66
Depreciation and amortization of other intangible assets	30	32
Other gains/expenses, net	1	3
Shareholder litigation settlement	—	5

TOTAL EXPENSES BEFORE INTEREST AND TAXES	825	759

Income before interest and taxes	95	91

Interest expense, net	9	26

Income before income taxes	86	65

Income tax (benefit) expense	(8)	25

NET INCOME	$94	$40

BASIC EARNINGS PER SHARE	$0.16	$0.07

Basic weighted average shares used in computation	587	586

DILUTED EARNINGS PER SHARE	$0.15	$0.07

Diluted weighted average shares used in computation	611	611
See Notes to the Consolidated Condensed Financial Statements.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited) (in millions)

	For the Three Months
	Ended June 30,
	2005	2004
		(restated)
OPERATING ACTIVITIES:
Net income	$94	$40
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	143	144
Provision for deferred income taxes	(80)	(119)
Non-cash compensation expense related to stock and pension plans	29	16
Charge for purchased in-process research and development	4	—
Foreign currency transaction (gain) loss	(3)	2
Changes in other operating assets and liabilities:
Decrease in noncurrent installment accounts receivable, net	20	72
Increase (decrease) in deferred subscription revenue (collected) — noncurrent	20	(16)
Decrease in deferred maintenance revenue	(24)	(23)
Decrease in trade and current installment accounts receivable, net	160	155
Decrease in deferred subscription revenue (collected) — current	(73)	(12)
(Decrease) increase in taxes payable	(88)	59
Decrease in accounts payable, accrued expenses and other	(56)	(9)
Changes in other operating assets and liabilities, excluding effects of acquisitions	(53)	(37)

NET CASH PROVIDED BY OPERATING ACTIVITIES	93	272

INVESTING ACTIVITIES:
Acquisitions, primarily goodwill, purchased software, and other intangible assets, net of cash acquired	(324)	—
Settlements of purchase accounting liabilities	(3)	(5)
Purchases of property and equipment, net	(28)	(9)
Proceeds from divestiture of assets	—	14
Sales (purchases) of marketable securities, net	179	(10)
Restricted cash	(3)	—
Capitalized software development costs	(22)	(15)

NET CASH USED IN INVESTING ACTIVITIES	(201)	(25)

FINANCING ACTIVITIES:
Dividends paid	(24)	—
Purchases of treasury stock	(84)	(11)
Debt repayments	(825)	(1)
Exercise of common stock options and other	50	40

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(883)	28

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS BEFORE EFFECT OF EXCHANGE RATE CHANGES ON CASH	(991)	275
Effect of exchange rate changes on cash	(62)	(9)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,053)	266
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,829	1,793

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,776	$2,059

See Notes to the Consolidated Condensed Financial Statements.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2005
NOTE A — BASIS OF PRESENTATION
The accompanying unaudited Consolidated Condensed Financial Statements of Computer Associates International, Inc. (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The Consolidated Condensed Balance Sheet at March 31, 2005 and the Consolidated Condensed Statements of Operations and Cash Flows for the three month period ended June 30, 2004 included in this Form 10-Q have been restated to reflect the Company’s adoption of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)) on April 1, 2005 under the modified retrospective application method (refer to Note D, “Accounting For Share-Based Compensation” for additional information) and to reflect the effects of certain prior period restatements that were previously disclosed in Note 12 of the Consolidated Financial Statements in the Company’s Form 10-K for the fiscal year ended March 31, 2005.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, these estimates may ultimately differ from actual results.
Operating results for the three-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006. For further information, refer to the Company’s Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2005.
Basis of Revenue Recognition: The Company derives revenue from licensing software products, providing customer technical support (referred to as maintenance) and providing professional services, such as consulting and education. The Company licenses to customers the right to use its software products pursuant to software license agreements. Under the Company’s business model, software license agreements include flexible contractual provisions that, among other things, allow customers to receive unspecified future software products for no additional fee. These agreements combine the right to use the software product with maintenance for the term of the agreement. Under these agreements, the Company recognizes revenue ratably over the term of the license agreement beginning upon satisfaction of the four revenue recognition criteria noted in Statement of Position 97-2, “Software Revenue Recognition,” issued by the American Institute of Certified Public Accountants. Since the Company recognizes subscription revenue from software license agreements evenly (or ratably) over the applicable license agreement term, the timing and amount of such revenue recognized during an accounting period is determined by the license agreement duration and value reflected in each software license agreement. For license agreements signed prior to October 2000 (the prior business model), once all four of the revenue recognition criteria were met, software license fees were recognized as revenue up-front, and the maintenance fees were deferred and subsequently recognized as revenue over the term of the license.
Revenue from sales to distributors, resellers, and value-added resellers (VARs) is recognized when those partners sell the software products to their customers. Beginning July 1, 2004, certain sales of products to distributors, resellers, and VARs incorporate the right to receive certain unspecified future software products, and revenue from those contracts is therefore recognized on a ratable basis.
Revenue from professional services arrangements is generally recognized as the services are performed. Revenue from committed professional services arrangements that are sold as part of a software transaction are deferred and recognized on a ratable basis over the life of the related software transaction.
For a more detailed description of the Company’s revenue recognition policy, refer to Note 1 of the Consolidated Financial Statements in the Company’s Form 10-K for the fiscal year ended March 31, 2005.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2005
Cash Dividends: In May 2005, the Company’s Board of Directors declared a quarterly cash dividend of $0.04 per share. The dividend totaled approximately $24 million and was paid on June 30, 2005 to stockholders of record on June 15, 2005.
Statement of Cash Flows: For the three month periods ended June 30, 2005 and 2004, interest payments were $70 million and $42 million, respectively, and income taxes paid were $111 million and $23 million, respectively. The increase in taxes paid was primarily attributable to an Internal Revenue Service (IRS) Revenue Procedure which reduced the amount the Company paid for income taxes in fiscal year 2005. The Revenue Procedure granted taxpayers a twelve month deferral for cash received from customers to the extent such receipts were not recognized in revenue for financial statement purposes.
NOTE B — COMPREHENSIVE INCOME
Comprehensive income includes unrealized gains and losses on the Company’s available-for-sale securities, net of related taxes, and foreign currency translation adjustments. The components of comprehensive income for the three-month periods ended June 30, 2005 and 2004 are as follows:

	For the Three Months
	Ended June 30,
	2005	2004
		(restated)
	(in millions)
Net income	$94	$40
Unrealized losses on marketable securities, net of tax	—	(5)
Foreign currency translation adjustment	(43)	(5)

Comprehensive income	$51	$30

NOTE C — EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing (i) the sum of net income and the after-tax amount of interest expense recognized in the period associated with outstanding, dilutive Convertible Senior Notes by (ii) the sum of the weighted average number of common shares outstanding for the period and dilutive common share equivalents.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2005

	For the Three Months
	Ended June 30,
	2005	2004
		(restated)
	(in millions, except per share amounts)
Net income	$94	$40
Interest expense associated with Convertible Senior Notes, net of tax	1	1	(1)

Numerator in calculation of diluted earnings per share	$95	$41

Weighted average shares outstanding and common share equivalents
Weighted average common shares outstanding	587	586
Weighted average Convertible Senior Note shares outstanding	23	23
Weighted average stock options outstanding	1	–
Weighted average shareholder settlement shares	–	2

Denominator in calculation of diluted earnings per share	611	611	(2)

Diluted earnings per share	$0.15	$0.07

(1)	If for the three month-period ended June 30, 2004, the common share equivalents for the 5% Convertible Senior Notes (convertible into 27 million shares) issued in March 2002 had been dilutive, interest expense, net of tax, related to the 5% Convertible Senior Notes would have been added back to net income in order to calculate diluted earnings per share. The interest expense, net of tax, for the three-month period ended June 30, 2004 related to the 5% Convertible Senior Notes totaled approximately $5 million.

(2)	Common share equivalents related to the 5% Convertible Senior Notes are not included in the diluted share computation since their effect would have been antidilutive. If the 5% Convertible Senior Notes had been dilutive for the three-month period ended June 30, 2004, the number of shares used in the calculation of diluted earnings per share would have been 638 million.
NOTE D — ACCOUNTING FOR SHARE-BASED COMPENSATION
Effective April 1, 2005, the Company adopted the provisions of SFAS No. 123(R), which establishes accounting for stock-based awards exchanged for employee services. Under the provisions of SFAS No. 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee requisite service period (generally the vesting period of the equity grant). The Company previously applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations for share-based awards granted prior to April 1, 2003 and SFAS No. 123, “Accounting for Stock-Based Compensation,” for share-based awards granted after April 1, 2003 and in each case provided the required pro forma disclosures of SFAS No. 123. The Company elected to adopt the modified retrospective application method as provided by SFAS No. 123(R) and accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have been restated to reflect the fair value method of expensing stock-based compensation on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123, as amended.
In accordance with SFAS No. 123(R), the Company is required to base initial compensation cost on the estimated number of awards for which the requisite service is expected to be rendered. Historically, and as permitted under SFAS No. 123, the Company chose to record reductions in compensation expense in the periods the awards were forfeited. The cumulative effect on prior periods of the change to an estimated number of awards for which the requisite service is expected to be rendered generated an approximate $1 million credit to the “Selling, general, and administrative” expense line item on the Consolidated Condensed Statements of Operations. In addition, as a result of the Company’s adoption of SFAS No. 123(R), an additional deferred tax asset of $62 million was recorded at March 31, 2005.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2005
The Company recognized share-based compensation in the following line items on the Consolidated Condensed Statements of Operations for the periods indicated:

	For the Three Months
	Ended June 30,
	2005	2004
		(restated)
	(in millions)
Cost of professional services	$1	$2
Selling, general, and administrative	19	8
Product development and enhancements	9	6

Share-based compensation expense before tax	29	16
Income tax benefit	7	1

Net compensation expense	$22	$15

The increase in share-based compensation for the first quarter of fiscal year 2006 as compared with the first quarter of fiscal year 2005 was primarily related to forfeitures for certain executives that occurred in the first quarter of fiscal year 2005.
Total unrecognized compensation costs related to non-vested awards expected to be recognized over a weighted average period of 1.7 years, amounted to $166 million at June 30, 2005.
The following tables detail the retroactive application impact of SFAS No. 123(R) on previously reported results:

	For the Three Months
	Ended June 30, 2004
		Previously
	Restated(2)	Reported(1)
	(in millions)
Income before income taxes	$65	$72
Net income	40	47
Basic earnings per share	$0.07	$0.08
Diluted earnings per share	0.07	0.08
Net cash provided by operating activities	$272	$273
Net cash provided by financing activities	28	27

	March 31, 2005
		Previously
	Restated(2)	Reported(1)
	(in millions)
Deferred income tax liability	$110	$172
Total liabilities	6,180	6,242
Additional paid-in capital	4,204	3,970
Retained earnings	1,784	1,956
Stockholders’ equity	4,902	4,840
Total liabilities and stockholders’ equity	$11,082	$11,082

(1)	As adjusted for the restatements that were previously disclosed in Note 12 of the Consolidated Financial Statements in the Company’s Form 10-K for the fiscal year ended March 31, 2005.

(2)	Includes minor corrections made to the Company’s previously reported pro forma SFAS No. 123 disclosures as a result of the Company’s adoption of SFAS No. 123(R).

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2005
There were no capitalized share-based compensation costs at June 30, 2005 and 2004.
Share-based incentive awards are provided to employees under the terms of the Company’s plans (the Plans). The Plans are administered by the Compensation and Human Resource Committee of the Board of Directors (the Committee). Awards under the Plans may include at-the-money stock options, premium-priced stock options, restricted stock (or units), performance share units, or stock awards, or any combination thereof. The non-management members of the Company’s Board of Directors also receive deferred stock units under a separate director compensation plan (director compensation plan).
Beginning with awards granted in fiscal year 2006, the Company changed its equity-based compensation strategy to provide the general population of employees with restricted stock, as opposed to stock options, which had been the Company’s previous practice. Also, equity based compensation granted to senior management employees was apportioned between restricted stock and stock options. Additionally, under the Company’s amended long term incentive plan, which is more fully described in the Company’s proxy statement dated July 26, 2005, senior executives were granted stock options during the first quarter of fiscal year 2006 and are eligible to receive restricted stock or restricted stock units and performance shares in the future if certain targets are achieved. Awards associated with the fiscal year 2005 performance cycle were granted in the first quarter of fiscal year 2006, whereas awards associated with the fiscal year 2004 performance cycle were granted in the fourth quarter of fiscal year 2004.
Restricted Stock Awards (RSAs) are stock awards that are issued to employees that are subject to specified restrictions and a risk of forfeiture. The restrictions typically lapse over a two or three year period. The fair value of the awards is determined and fixed based on the Company’s stock price on the grant date.
Restricted Stock Units (RSUs) are stock awards that are issued to employees that entitle the holder to shares of common stock as the awards vest, typically over a two or three year period. The fair value of the awards is determined and fixed based on the Company’s stock price on the grant date.
Performance Share Units (PSUs) and RSAs or RSUs granted under the amended long-term incentive plan are stock awards where the number of shares ultimately received by the employee generally depends on Company performance against specified targets and typically are granted after a three-year or one-year period, respectively. The fair value of each award is determined on the date that the performance targets are established based on the fair value of the Company’s stock, and assumes that performance targets will be achieved. Over the performance period, the number of shares of stock will vary based upon the achievement of performance targets. The ultimate number of shares issued and the related compensation cost recognized will be based on a comparison of the final performance metrics to the specified targets.
Stock options are awards which allow the employee to purchase shares of the Company’s stock at a fixed price. Stock options are granted at an exercise price equal to or greater than the company stock price at the date of grant. Awards granted after fiscal year 2000 generally vest one-third per year, are fully vested two or three years from the grant date and have a contractual term of ten years.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2005
The following table summarizes stock option activity during the first quarter of fiscal year 2006:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
	(in millions)
Outstanding at March 31, 2005	33.6	$28.50
Options granted	2.5	28.65
Options converted — Concord acquisition	1.5	22.51
Options exercised	(2.3)	19.06
Options expired or terminated	(0.8)	31.83

Outstanding at June 30, 2005	34.5	$28.80

The following table summarizes information about these plans as of June 30, 2005:

	Options Outstanding				Options Exercisable
			Weighted				Weighted
			Average	Weighted			Average
Range of		Aggregate	Remaining	Average		Aggregate	Remaining	Weighted
Exercise		Intrinsic	Contractual	Exercise		Intrinsic	Contractual	Average
Prices	Shares	Value	Life	Price	Shares	Value	Life	Exercise Price
(shares and aggregate intrinsic value in millions)
$3.62 -$20.00	4.3	$58.6	7.2 years	$13.85	2.6	$35.1	7.1 years	$13.83
$20.01-$30.00	21.0	27.8	6.0 years	26.16	13.7	27.2	4.8 years	25.49
$30.01-$40.00	4.9	0	3.6 years	34.79	4.0	0	2.4 years	35.54
$40.01-$50.00	2.0	0	2.7 years	47.12	2.0	0	2.7 years	47.12
$50.01-$74.69	2.3	0	4.0 years	52.16	2.3	0	4.0 years	52.16

	34.5	$86.4		28.80	24.6	$62.3		30.18

The Company estimates the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R), Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 107, and the Company’s prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123). Key input assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, the risk-free rate, and the Company’s dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the quarter ended June 30, 2005. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards.
For the three-month periods ended June 30, 2005 and 2004, the Company issued options covering 2.5 million and 0.1 million shares of common stock, respectively. The weighted average fair value at the date of grant for options granted during the three-month periods ended June 30, 2005 and 2004 was $15.06 and $15.58 per share, respectively. The weighted average assumptions that were used for option grants in the respective periods are listed in the table below.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2005

	For the Three Months
	Ended June 30,
	2005	2004
Dividend yield	.57%	.28%
Expected volatility factor(1)	.56	.67
Risk-free interest rate(2)	4.1%	3.6%
Expected term (in years)(3)	6.0	4.5

(1)	Measured using historical daily price changes of the Company’s stock over the respective term of the option and the implied volatility derived from the market prices of the Company’s traded options.

(2)	The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.

(3)	The expected term is the number of years that the Company estimates, based primarily on historical experience, that options will be outstanding prior to exercise. The increase in expected term in the first quarter of fiscal year 2006 as compared with the first quarter of fiscal year 2005 was largely related to a change in the demographics of the recipients of stock options. In fiscal year 2005, stock options were granted to a broad base of employees. In fiscal year 2006, stock options were primarily granted to executive management who historically held options longer than the broad base of employees.
The following table summarizes restricted stock award activity during the first quarter of fiscal year 2006:

		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
	(in millions)
Outstanding at March 31, 2005	0.8	$26.19
Restricted stock granted	3.0	27.77
Restricted stock vested or cancelled	(0.1)	26.05

Outstanding at June 30, 2005	3.7	27.47

The total cash received from employees as a result of employee stock option exercises for the quarters ended June 30, 2005 and 2004 was approximately $44 million and $33 million, respectively. The Company settles employee stock option exercises with stock held in treasury. The total intrinsic value of options exercised and restricted awards vested during the three month periods ended June 30, 2005 and 2004 was $18 million and $12 million, respectively. The tax benefits realized by the Company for the quarters ended June 30, 2005 and 2004 were $7 million and $4 million, respectively.
Upon adoption of SFAS No. 123(R), the Company has elected to treat awards with graduated vesting for which the grant-date fair value of an individual award is computed for each vesting tranche as one award, and consequently, the total compensation expense is recognized ratably over the entire vesting period, so long as compensation cost recognized at any date at least equals the portion of the grant-date value of the award that is vested at that date.
Consistent with the provisions of SFAS No. 123, the Year 2000 Employee Stock Purchase Plan under SFAS No. 123(R) is considered compensatory.
The Company completed its acquisition of Concord Communications, Inc. (Concord) during the quarter ended June 30, 2005. Pursuant to the merger agreement, options to purchase Concord common stock were converted (using a ratio of 0.626) into options to purchase approximately 1.5 million shares of the Company’s stock. The weighted average fair value of the options on the date of acquisition was $11.38. The fair value of each option grant was estimated on the date of acquisition using the Black-Scholes option pricing model with the following assumptions:

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2005

Dividend yield	.59%
Expected volatility factor	.46
Risk-free interest rate	3.6%
Expected term (in years)	3.2
Refer to Note G, “Acquisitions,” for additional information concerning the Company’s acquisition of Concord.
NOTE E — ACCOUNTS RECEIVABLE
Net trade and installment accounts receivable consist of the following:

	June 30,	March 31,
	2005	2005
	(in millions)
Current:
Billed accounts receivable	$494	$829
Unbilled amounts due within the next 12 months — Business Model	1,765	1,794
Unbilled amounts due within the next 12 months — prior business model	313	389
Less: Allowance for doubtful accounts	(29)	(33)

Net amounts expected to be collected	2,543	2,979
Less: Unearned revenue — current	(2,142)	(2,386)

Net trade and installment accounts receivable — current	$401	$593

Noncurrent:
Unbilled amounts due beyond the next 12 months — Business Model	$1,651	$1,698
Unbilled amounts due beyond the next 12 months — prior business model	712	741
Less: Allowance for doubtful accounts	(26)	(35)

Net amounts expected to be collected	2,337	2,404
Less: Unearned revenue — noncurrent	(1,745)	(1,809)

Net installment accounts receivable — noncurrent	$592	$595

The components of unearned revenue consist of the following:

	June 30,	March 31,
	2005	2005
	(in millions)
Current:
Unamortized discounts	$69	$77
Unearned maintenance	46	49
Deferred subscription revenue (uncollected)	1,128	1,070
Noncurrent deferred subscription revenue (uncollected) associated with amounts to be billed within the next 12 months	830	1,133
Unearned professional services	69	57

Total unearned revenue — current	$2,142	$2,386

Noncurrent:
Unamortized discounts	$67	$79
Unearned maintenance	27	32
Deferred subscription revenue (uncollected)	1,651	1,698

Total unearned revenue — noncurrent	$1,745	$1,809

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2005
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
The gross carrying amounts and accumulated amortization for identified intangible assets are as follows:

	At June 30, 2005
	Gross	Accumulated	Net
	Assets	Amortization	Assets
	(in millions)
Capitalized software:
Purchased	$4,648	$3,999	$649
Internally developed	511	338	173
Other identified intangible assets subject to amortization	437	226	211
Other identified intangible assets not subject to amortization	26	—	26

Total	$5,622	$4,563	$1,059

	At March 31, 2005
	Gross	Accumulated	Net
	Assets	Amortization	Assets
	(in millions)
Capitalized software:
Purchased	$4,625	$3,899	$726
Internally developed	494	330	164
Other identified intangible assets subject to amortization	415	215	200
Other identified intangible assets not subject to amortization	26	—	26

Total	$5,560	$4,444	$1,116

In connection with the acquisition of Concord in June 2005, the Company recognized approximately $18 million and $22 million of purchased software and other identified intangible assets subject to amortization, respectively. Refer to Note G, “Acquisitions,” for additional information relating to the Concord acquisition. In addition, the Company recorded approximately $5 million of purchase software related to a separate acquisition.
For the first three months of fiscal years 2006 and 2005, amortization of capitalized software costs was $113 million and $112 million, respectively, and amortization of other identified intangible assets was $11 million and $10 million, respectively.
Based on the identified intangible assets recorded through June 30, 2005, annual amortization expense is expected to be as follows:

	Year Ended March 31,
	2006	2007	2008	2009	2010	2011
	(in millions)
Capitalized software:
Purchased	$393	$279	$30	$24	$14	$6
Internally developed	45	45	36	28	20	7
Other identified intangible assets subject to amortization	45	30	30	30	30	30

Total	$483	$354	$96	$82	$64	$43

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2005
The carrying value of goodwill was $4.887 billion and $4.544 billion as of June 30, 2005 and March 31, 2005, respectively. During the three-month period ended June 30, 2005, goodwill increased by approximately $345 million as a result of the Company’s acquisition of Concord.
NOTE G — ACQUISITIONS
During the first quarter of fiscal year 2006, the Company acquired the common stock of Concord, including its Aprisma Management Technologies subsidiary, in a cash transaction of approximately $337 million. In addition, the Company converted options to acquire the common stock of Concord and incurred acquisition costs of approximately $15 million and $7 million, respectively, for an aggregate purchase price of $359 million. Concord was a provider of network service management software solutions, and the Company plans to make Concord’s network management products available both as independent products and as integrated components of the Company’s Unicenter Enterprise Systems Management suite. The acquisition of Concord has been accounted for as a purchase and, accordingly, its results of operations have been included in the Consolidated Condensed Financial Statements since the date of its acquisition, June 7, 2005.
The acquisition cost of Concord has been allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition as follows:

(in millions)
Cash	$18
Marketable securities	58
Deferred income taxes, net	2
3% convertible notes	(86)
Liabilities assumed, net	(22)
Purchased software products	18
Customer relationships	19
Trademarks/tradenames	3
Goodwill	345
In-process research and development	4

Purchase price	$359

Approximately $4 million of the purchase price represents the estimated fair value of projects that, as of the acquisition date, had not reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed and has been included in the “Other gains/expense, net” line item on the Consolidated Condensed Statements of Operations.
Purchased software products will be amortized over five years, trademarks/tradenames will be amortized over six years, and customer relationships will be amortized over seven years. The Concord acquisition contributed approximately $10 million of revenue for the three-month period ended June 30, 2005.
The allocation of the purchase price is based upon estimates which may be revised within one year of the date of acquisition as additional information becomes available. It is anticipated that the final purchase price allocation will not differ materially from the preliminary allocation presented above.
Accrued acquisition-related costs and changes in these accruals, including additions related to the Company’s acquisition of Concord during the first quarter of fiscal year 2006 and Netegrity, Inc. (Netegrity) during the third quarter of fiscal year 2005, were as follows:

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2005

	Duplicate
	Facilities &	Employee
	Other Costs	Costs
	(in millions)
Balance at March 31, 2004	$58	$12
Additions	8	3
Settlements	(15)	(6)
Adjustments	(10)	—

Balance at March 31, 2005	$41	$9
Additions	10	11
Settlements	(1)	(2)

Balance at June 30, 2005	$50	$18

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
NOTE H — INCOME TAXES
In October 2004, the American Jobs Creation Act of 2004 was signed into law. This Act introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided that certain criteria are met. In addition, on December 21, 2004, the FASB issued FASB Staff Position (FSP) No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within American Jobs Creation Act of 2004.” FSP FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. During fiscal year 2005, the Company recorded an estimate of this tax charge of $55 million based on an estimated repatriation amount of $500 million. The income tax expense for the quarter ended June 30, 2005 includes a benefit of approximately $36 million reflecting the Department of Treasury and Internal Revenue Service (IRS) Notice 2005-38 issued on May 10, 2005, which permitted the utilization of additional foreign tax credits to reduce the estimated taxes associated with repatriating the funds. As a result of the IRS Notice, the net tax charge is expected to be approximately $19 million. The cash repatriation is expected to occur on or before March 31, 2006.
NOTE I — COMMITMENTS AND CONTINGENCIES
Certain legal proceedings in which we are involved are discussed in Note 7, “Commitments and Contingencies” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005 (the Form 10-K), filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Form 10-K.
Stockholder Class Action and Derivative Lawsuits Filed Prior to 2004
The Company, its former Chairman and CEO Charles B. Wang, its former Chairman and CEO Sanjay Kumar, its former Chief Financial Officer Ira Zar, and its Executive Vice President Russell M. Artzt were defendants in one or more stockholder class action lawsuits, filed July 1998, February 2002, and March 2002, alleging, among other things, that a class consisting of all persons who purchased the Company's common stock during the period from January 20, 1998 until July 22, 1998 were harmed by misleading statements, misrepresentations, and omissions regarding the Company's future

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2005
financial performance. In addition, in May 2003, a class action lawsuit captioned John A. Ambler v. Computer Associates International, Inc., et al. was filed in the United States District Court for the Eastern District of New York (the Federal Court). The complaint in this matter, a purported class action on behalf of the Computer Associates Savings Harvest Plan (the CASH Plan) and the participants in, and beneficiaries of the CASH Plan for a class period running from March 30, 1998, through May 30, 2003, asserted claims of breach of fiduciary duty under ERISA, the federal Employee Retirement Income Security Act. The named defendants were the Company, the Company’s Board of Directors, the CASH Plan, the Administrative Committee of the CASH Plan, and the following current or former employees and/or directors of the Company: Messrs. Wang; Kumar; Zar; Artzt; Peter A. Schwartz; and Charles P. McWade; and various unidentified alleged fiduciaries of the CASH Plan. The complaint alleged that the defendants breached their fiduciary duties by causing the CASH Plan to invest in Company securities and sought damages in an unspecified amount.
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
On August 25, 2003, the Company announced the settlement of all outstanding litigation related to the above-referenced stockholder and derivative actions as well as the settlement of an additional derivative action filed in the Federal Court in connection with the settlement. As part of the class action settlement, which was approved by the Federal Court in December 2003, the Company agreed to issue a total of up to 5.7 million shares of common stock to the shareholders represented in the three class action lawsuits, including payment of attorneys’ fees. The Company has completed the issuance of the settlement shares as well as payment of $3.3 million to the plaintiff’s attorneys in legal fees and related expenses.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2005
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
On October 5, 2004 and December 9, 2004, four purported Company stockholders filed motions to vacate the Order of Final Judgment and Dismissal entered by the Federal Court in December 2003 in connection with the settlement of the derivative action. These motions primarily seek to void the releases that were granted to the individual defendants under the settlement. On December 7, 2004, a motion to vacate the Order of Final Judgment and Dismissal entered by the Federal Court in December 2003 in connection with the settlement of the 1998 and 2002 stockholder lawsuits discussed above was filed by Sam Wyly and certain related parties. The motion seeks to reopen the settlement to permit the moving shareholders to pursue individual claims against certain present and former officers of the Company. The motion states that the moving shareholders do not seek to file claims against the Company. These motions (60(b) Motions) have been fully briefed. On June 14, 2005, the Federal Court granted movants’ motion to be allowed to take limited discovery prior to the Federal Court’s ruling on these motions. No hearing date is currently set for the motions.
The Government Investigation
In 2002, the United States Attorney’s Office for the Eastern District of New York (USAO) and the staff of the Northeast Regional Office of the Securities and Exchange Commission (SEC) commenced an investigation concerning certain of the Company’s past accounting practices, including the Company’s revenue recognition procedures in periods prior to the adoption of the Company’s Business Model in October 2000.
In response to the investigation, the Board of Directors authorized the Audit Committee (now the Audit and Compliance Committee) to conduct an independent investigation into the timing of revenue recognition by the Company. On October 8, 2003, the Company reported that the ongoing investigation by the Audit and Compliance Committee had preliminarily found that revenues were prematurely recognized in the fiscal year ended March 31, 2000, and that a number of software license agreements appeared to have been signed after the end of the quarter in which revenues associated with such software license agreements had been recognized in that fiscal year. Those revenues, as the Audit and Compliance Committee found, should have been recognized in the quarter in which the software license agreements were signed. Those preliminary findings were reported to government investigators.
Following the Audit and Compliance Committee’s preliminary report and at its recommendation, four executives who oversaw the relevant financial operations during the period in question, including Ira Zar, resigned at the Company’s request. On January 22, 2004, one of these individuals pled guilty to federal criminal charges of conspiracy to obstruct justice in connection with the ongoing investigation. On April 8, 2004, Mr. Zar and two other executives pled guilty to charges of conspiracy to obstruct justice and conspiracy to commit securities fraud in connection with the investigation, and Mr. Zar also pled guilty to committing securities fraud. The SEC filed related actions against each of the four executives alleging that they participated in a widespread practice that resulted in the improper recognition of revenue by the Company. Without admitting or denying the allegations in the complaints, Mr. Zar and two other executives each consented to a permanent injunction against violating, or aiding and abetting violations of, the securities laws, and also to a permanent bar from

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2005
serving as an officer or director of a publicly held company. Litigation with respect to the SEC’s claims for disgorgement and penalties is continuing.
A number of other employees, primarily in the Company’s legal and finance departments were terminated or resigned as a result of matters under investigation by the Audit and Compliance Committee, including Steven Woghin, the Company’s former General Counsel. Stephen Richards, the Company’s former Executive Vice President of Sales, resigned from his position and was relieved of all duties in April 2004, and left the Company at the end of June 2004. Additionally, on April 21, 2004, Sanjay Kumar resigned as Chairman, director and Chief Executive Officer of the Company, and assumed the role of Chief Software Architect. Thereafter, Mr. Kumar resigned from the Company effective June 30, 2004.
In April 2004, the Audit and Compliance Committee completed its investigation and determined that the Company should restate certain financial data to properly reflect the timing of the recognition of license revenue for the Company’s fiscal years ended March 31, 2001 and 2000. The Audit and Compliance Committee believes that the Company’s financial reporting related to contracts executed under its current Business Model is unaffected by the improper accounting practices that were in place prior to the adoption of the Business Model in October 2000 and that had resulted in the restatement, and that the historical issues it had identified in the course of its independent investigation concerned the premature recognition of revenue. However, certain of these prior period accounting errors have had an impact on the subsequent financial results of the Company as described in Note 12 to the Consolidated Financial Statements in the Form 10-K. The Company continues to implement and consider additional remedial actions it deems necessary.
On September 22, 2004, the Company reached agreements with the USAO and the SEC by entering into a Deferred Prosecution Agreement (the DPA) with the USAO and consenting to the entry of a Final Consent Judgment in a parallel proceeding brought by the SEC (the Consent Judgment, and together with the DPA, the Agreements). The Federal Court approved the DPA on September 22, 2004 and entered the Consent Judgment on September 28, 2004. The Agreements resolve the USAO and SEC investigations into certain of the Company’s past accounting practices, including its revenue recognition policies and procedures, and obstruction of their investigations.
Under the DPA, the Company has agreed to establish a $225 million fund for purposes of restitution to current and former stockholders of the Company. The Company created the Restitution Fund by depositing $75 million into an account with a financial institution. The Company is required to make a second deposit of $75 million on or about September 16, 2005, and a third deposit of $75 million on or about March 16, 2006. Pursuant to the Agreements, the Company proposed and the USAO accepted, on or about November 4, 2004, the appointment of Kenneth R. Feinberg as Fund Administrator. Also pursuant to the Agreements, Mr. Feinberg submitted to the USAO on or about June 28, 2005, a Plan of Allocation for the Restitution Fund (the Plan). The Plan must be approved by the USAO and by the Federal Court. The payment of these restitution funds is in addition to the amounts payable in the Company’s shares and/or cash that the Company previously agreed to provide current and former stockholders in settlement of certain private litigation in August 2003 (See “Stockholder Class Action and Derivative Lawsuits Filed Prior to 2004”). The Company has also agreed, among other things, to take the following actions by December 31, 2005: (1) add a minimum of two new independent directors to its Board of Directors; (2) establish a Compliance Committee of the Board of Directors; (3) implement an enhanced compliance and ethics program, including appointment of a Chief Compliance Officer; (4) reorganize its Finance and Internal Audit Departments; and (5) establish an executive disclosure committee. The Company has since appointed a Chief Compliance Officer. On February 11, 2005, the Board of Directors elected William McCracken to serve as a new independent director, and also changed the name of the Audit Committee of the Board of Directors to the Audit and Compliance Committee of the Board of Directors and amended the Committee’s charter. On April 11, 2005, the Board of Directors elected Ron Zambonini to serve as a new independent director. Under the Agreements

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2005
the Company has also agreed to the appointment of an Independent Examiner to examine the Company’s practices for the recognition of software license revenue, its ethics and compliance policies and other matters. The Independent Examiner will also review the Company’s compliance with the Agreements and will report findings and recommendations to the USAO, SEC and Board of Directors within six months after appointment and quarterly thereafter. On March 16, 2005, the Federal Court appointed Lee S. Richards III, Esq. of Richards Spears Kibbe & Orbe LLP, to serve as Independent Examiner. Mr. Richards will serve for a term of 18 months unless his term of appointment is extended under conditions specified in the DPA.
Pursuant to the DPA, the USAO will defer and subsequently dismiss prosecution of a two-count information filed against the Company charging it with committing securities fraud and obstruction of justice if the Company abides by the terms of the DPA, which currently is set to expire within 30 days after the Independent Examiner’s term of engagement is completed. Pursuant to the Consent Judgment with the SEC, the Company is permanently enjoined from violating Section 17(a) of the Securities Act of 1933 (the Securities Act), Sections 10(b), 13(a) and 13(b)(2) of the Securities Exchange Act of 1934 (the Exchange Act) and Rules 10b-5, 12b-20, 13a-1 and 13a-13 under the Exchange Act. Pursuant to the Agreements, the Company has also agreed to comply in the future with federal criminal laws, including securities laws. In addition, the Company has agreed not to make any public statement, in litigation or otherwise, contradicting its acceptance of responsibility for the accounting and other matters that are the subject of the investigations, or the related allegations by the USAO, as set forth in the DPA.
Under the Agreements, the Company also is required to cooperate fully with the USAO and SEC concerning their ongoing investigations into the misconduct of any present or former employees of the Company. The Company has also agreed to fully support efforts by the USAO and SEC to obtain disgorgement of compensation from any present or former officer of the Company who engaged in any improper conduct while employed at the Company.
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
JUNE 30, 2005
the Company’s violations of Sections 10(b), 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder.
On September 23, 2004, the USAO filed a ten-count indictment charging Messrs. Kumar and Richards with conspiracy to commit securities fraud and wire fraud, committing securities fraud, filing false SEC filings, conspiracy to obstruct justice and obstruction of justice. Additionally, Mr. Kumar was charged with one count of making false statements to an agent of the Federal Bureau of Investigation and Mr. Richards was charged with one count of perjury in connection with sworn testimony before the SEC. On or about June 29, 2005, the USAO filed a superseding indictment against Messrs. Kumar and Richards, dropping one count and adding several allegations to certain of the nine remaining counts.
As required by the Agreements, the Company continues to cooperate with the USAO and SEC in connection with their ongoing investigations of the conduct described in the Agreements and in the superseding indictment of Messrs. Kumar and Richards, including providing documents and other information to the USAO and SEC. The Company cannot predict at this time the outcome of the USAO’s and SEC’s ongoing investigations, including any actions the Company may have to take in response to these investigations.
Derivative Actions Filed in 2004
In June 2004, a purported derivative action was filed in the Federal Court by Ranger Governance Ltd. against certain current or former employees and/or directors of the Company. In July 2004, two additional purported derivative actions were filed in the Federal Court by Company stockholders against certain current or former employees and/or directors of the Company. In November 2004, the Federal Court issued an order consolidating these three derivative actions. The plaintiffs filed a consolidated amended complaint (the Consolidated Complaint) on January 7, 2005. The Consolidated Complaint names as defendants Charles B. Wang; Sanjay Kumar; Ira H. Zar; David Kaplan; David Rivard; Lloyd Silverstein; Russell M. Artzt; Alfonse D’Amato; Stephen Richards; Michael A. McElroy; Charles P. McWade; Peter A. Schwartz; Gary Fernandes; Robert E. La Blanc; Lewis S. Ranieri; Jay W. Lorsch; Kenneth Cron; Walter P. Schuetze; Willem deVogel; Richard Grasso; Roel Pieper; Steven Woghin; KPMG LLP; and Ernst & Young LLP. The Company is named as a nominal defendant. The Consolidated Complaint alleges a claim against Messrs. Wang, Kumar, Zar, Kaplan, Rivard, Silverstein, Artzt, D’Amato, Richards, McElroy, McWade, Schwartz, Fernandes, La Blanc, Ranieri, Lorsch, Cron, Schuetze, deVogel, Grasso, Pieper and Woghin for contribution towards the consideration the Company had previously agreed to provide current and former stockholders in settlement of certain class action litigation commenced against the Company and certain officers and directors in 1998 and 2002 (See “Stockholder Class Action and Derivative Lawsuits Filed Prior to 2004”) as well as all damages suffered by the Company in connection with the USAO and SEC investigations (See “The Government Investigation”). The Consolidated Complaint also alleges a claim seeking unspecified relief against Messrs. Wang, Kumar, Zar, Kaplan, Rivard, Silverstein, Artzt, D’Amato, Richards, McElroy, McWade, Fernandes, La Blanc, Ranieri, Lorsch, Cron, Schuetze, deVogel and Woghin for violations of Section 14(a) of the Exchange Act for alleged false and material misstatements made in the Company’s proxy statements issued in 2002 and 2003. The Consolidated Complaint also alleges breach of fiduciary duty by Messrs. Wang, Kumar, Zar, Kaplan, Rivard, Silverstein, Artzt, D’Amato, Richards, McElroy, McWade, Schwartz, Fernandes,La Blanc, Ranieri, Lorsch, Cron, Schuetze, deVogel, Grasso, Pieper and Woghin. The Consolidated Complaint also seeks unspecified compensatory, consequential and punitive damages against Messrs. Wang, Kumar, Zar, Kaplan, Rivard, Silverstein, Artzt, D’Amato, Richards, McElroy, McWade, Schwartz, Fernandes, La Blanc, Ranieri, Lorsch, Cron, Schuetze, deVogel, Grasso, Pieper and Woghin based upon allegations of corporate waste and fraud. The Consolidated Complaint also seeks unspecified damages against Ernst & Young LLP and KPMG LLP, for breach of fiduciary duty and the duty of reasonable care, as well as contribution and indemnity under Section 14(a) of the Exchange Act. The Consolidated Complaint requests restitution and rescission of the compensation earned under the Company’s executive compensation plan by Messrs. Artzt, Kumar, Richards, Zar, Woghin, Kaplan, Rivard, Silverstein, Wang, McElroy, McWade and Schwartz. Additionally, pursuant to Section 304 of the Sarbanes-Oxley Act, the Consolidated Complaint seeks reimbursement of bonus or other incentive-based equity compensation received by defendants Wang, Kumar, Schwartz and Zar, as well as alleged profits realized from their sale of securities issued by the Company during the time periods they served as the Chief Executive Officer (Messrs. Wang and Kumar) and Chief Financial Officer (Mr. Zar) of the Company.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2005
The derivative action has been stayed pending resolution of the 60(b) Motions. Also, on February 1, 2005, the Company established a Special Litigation Committee of independent members of its Board of Directors to control and determine the Company’s response to this litigation. The Special Litigation Committee has moved for a stay of the derivative litigation until it completes its investigation of the claims alleged in the derivative action. That motion is pending.
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
Texas Litigation
On August 9, 2004, a petition was filed by Sam Wyly and Ranger Governance, Ltd. against the Company in the District Court of Dallas County, Texas, seeking to obtain a declaratory judgment that plaintiffs did not breach two separation agreements they entered into with the Company in 2002. Plaintiffs seek to obtain this declaratory judgment in order to file a derivative suit on behalf of the Company (See “Derivative Actions Filed in 2004” above). On September 3, 2004, the Company filed an answer to the petition and on September 10, 2004, the Company filed a notice of removal seeking to remove the action to federal court (where the action is currently pending). The Company subsequently moved to transfer the action to the United States District Court for the Eastern District of New York. That motion is still pending. On February 18, 2005, Mr. Wyly filed a separate lawsuit in Texas federal court alleging that he is entitled to attorney fees in connection with the original litigation filed in Texas. The two actions have been consolidated. On March 31, 2005, the plaintiffs amended their complaint to allege a claim that they were defrauded into entering the 2002 agreements and seeking rescission of those agreements and damages. On May 11, 2005, the Company moved to dismiss the Texas litigation. On July 21, 2005, plaintiffs filed a motion for summary judgment. On July 22, 2005, the court dismissed the latter two motions without prejudice to refile the motions later in the action.
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
In September 2004, two complaints to compel production of the Company’s books and records, including files that have been produced by the Company to the USAO and SEC in the course of their joint investigation of the Company’s accounting practices (See “The Government Investigation”) were filed by two purported stockholders of the Company in Delaware Chancery Court pursuant to Section 220 of the Delaware General Corporation Law. The first complaint was filed on September 15, 2004, after the Company denied the purported stockholder access to some of the files requested in her initial demand, in particular files that had been produced by the Company to the USAO and SEC during the course of their joint investigation. This complaint concerns the inspection of certain Company documents to determine whether the Company has been involved in obstructing the joint investigation by the USAO and SEC and whether certain Company employees have breached their fiduciary duties to the Company and wasted corporate assets; these individuals include Sanjay Kumar, Charles Wang, Ira H. Zar, Lloyd Silverstein, Steven M. Woghin, Stephen Richards, Russell Artzt, Kenneth Cron, Alfonse D’Amato, Robert La Blanc, Lewis S. Ranieri, Jay Lorsch, Walter Schuetze, Alex Serge Vieux, Gary Fernandes, Willem de Vogel, Shirley Strum Kenny, Richard Grasso and Irving Goldstein. The second complaint, filed on September 21, 2004, concerns the inspection of

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2005
documents related to Mr. Kumar’s compensation and the independence and ability of the Company’s Board of Directors to sue for return of that compensation. The Company filed answers to these complaints on October 15, 2004.
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
NOTE J — SUBSEQUENT EVENTS
In July 2005, the Company acquired the common stock of Niku Corporation (Niku), a provider of information technology management and governance solutions, in a cash transaction valued at approximately $350 million.
In July 2005, the Company announced a restructuring plan to increase efficiency and productivity and to more closely align its investments with strategic growth opportunities. The Company expects to eliminate approximately 800 positions and, as a result, expects to take a charge estimated to be between $50 million and $75 million in the quarter ending September 30, 2005.
In connection with the acquisition of Concord in June 2005, the Company assumed $86 million in 3% convertible senior notes due 2023. In accordance with the notes’ terms, the Company redeemed (for cash) the notes in full in July 2005.

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q (Form 10-Q) contains certain forward-looking information relating to Computer Associates International, Inc. (the “Company,” “Registrant,” “CA,” “We,” “Our,” or “Us”) that is based on the beliefs of and assumptions made by our management as well as information currently available to management. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” and similar expressions are intended to identify forward-looking information. Such information includes, for example, the statements made under the caption “Outlook” in this MD&A, but also appears in other parts of this Form 10-Q. This forward-looking information reflects our current views with respect to future events and is subject to certain risks, uncertainties, and assumptions, some of which are described below in the section “Risk Factors” and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005 filed with the Securities and Exchange Commission. Should one or more of these risks or uncertainties occur, or should our assumptions prove incorrect, actual results may vary materially from those described in this Report as anticipated, believed, estimated, or expected. We do not intend to update these forward-looking statements.
QUARTERLY UPDATE
•	As announced in April 2005, our product development has been aligned by software business unit. The business unit structure is designed to increase our accountability to customer needs and to be more responsive to the changing dynamics of the management software marketplace. Refer to the “Business Unit Structure” section below for additional information.

•	Effective April 1, 2005, we adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)). SFAS No. 123(R) establishes accounting for share-based awards exchanged for employee services. We elected to adopt the modified retrospective application method as provided by SFAS No. 123(R), and accordingly, financial statement amounts from prior periods have been restated to reflect the fair value method of expensing share-based compensation prescribed by SFAS No. 123(R). Refer to Note D, “Accounting for Share-Based Compensation,” of the Notes to the Consolidated Condensed Financial Statements for additional information.

•	In June 2005, we completed the acquisition of Concord Communications, Inc. (Concord), a leading provider of network service management software solutions, in a transaction valued at approximately $359 million. Refer to Note G, “Acquisitions,” of the Notes to the Consolidated Condensed Financial Statements for additional information.

•	In July 2005, we announced a restructuring plan to increase efficiency and productivity and to more closely align our investments with our strategic growth opportunities. We expect to take a charge estimated to be between $50 million and $75 million in the quarter ending September 30, 2005. This plan is expected to yield approximately $75 million of annual savings and be substantially implemented by the end of the third quarter of fiscal year 2006.
BUSINESS UNIT STRUCTURE
We recently aligned the Company’s product development into five business units. The business unit general managers are accountable for the management and performance of their business unit, including product development and innovation, product marketing, quality, staffing, strategic planning and execution, and customer satisfaction. Our business units are Enterprise Systems Management, Security Management, Storage Management, Business Service Optimization (BSO), and the CA Products Group. This new structure allows us to become more closely aligned with our customers’ needs, drive more accountability for the performance of each software area, and to be more responsive to the changing dynamics of the management software marketplace.
Enterprise Systems Management
Our products for Enterprise Systems Management optimize the availability and capacity of Information Technology (IT) assets and provide a complete, integrated, and open solution for policy-driven, adaptive IT management. The comprehensive set of solutions is built on a framework of common services so that the

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
solutions work together to simplify the complexity present in medium to large enterprises and public sector organizations. Our Enterprise Systems Management solutions help IT organizations:
•	Discover business assets and map to operational processes;

•	Monitor and optimize health, availability, and performance;

•	Automate tedious or error-prone manual procedures;

•	Provision assets dynamically according to business priorities or consumption rates; and

•	Distill management events and data into business-relevant intelligence.
Our Enterprise Systems Management products manage across the entire IT environment including networks, systems, middleware, servers/operating systems, desktops, databases, and applications. The recent acquisition of Concord significantly strengthened our network management offering and further augments our comprehensive Enterprise Systems Management portfolio.
Security Management
Our solutions for Security Management provide an innovative and comprehensive approach to security. The products protect information assets and resources; provide appropriate system and information access to employees, customers, and partners; and centrally manage security-related administration. We offer Security Management products in the following three categories:
•	Identity and Access Management — these products empower IT organizations to manage growing internal and external user populations; secure an increasingly complex array of resources and services; and comply with critical regulatory mandates.

•	Threat Management — these products are designed to help customers identify and eliminate internal and external threats such as harmful computer viruses; unauthorized access into computing systems; and security weaknesses associated with operating systems, databases, networks, and passwords.

•	Security Information Management — these products help to integrate and prioritize security event information created by CA and third-party security products and enable customers to increase operational efficiencies, help ensure business continuity, adhere to regulatory compliance, and mitigate risks.
Storage Management
Our Storage Management solutions simplify the protection and management of business information, data, and storage resources to support business priorities. Customers use our solutions to proactively optimize storage operations and infrastructure — achieving operational efficiencies, risk mitigation, compliance, business flexibility, and investment protection. We offer Storage Management solutions in the following two categories:
•	Data Availability — these solutions help customers mitigate risk and improve business continuity in a cost-effective manner by providing backup/recovery, tape and media management, and high-availability solutions.

•	Storage Management — these solutions help customers achieve operational efficiency and gain business flexibility. They enable customers to identify information, data and storage resources; monitor the storage environment; classify data, information and resources based on their value to the business; and define and automate storage processes.

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Our storage management and data availability solutions support networks, systems, servers, operating systems, desktops, databases, applications, arrays, and tape libraries across mainframe and distributed environments.
Business Service Optimization
Our solutions for Business Service Optimization help organizations manage their IT investments. The products help translate business needs into IT requirements; provide visibility into the services being delivered and the cost of delivering those services; enable more effective management of an IT organization’s people, processes, and assets; and help the business make informed decisions about issues such as investment priorities and outsourcing. We offer Business Service Optimization products in the following three categories:
•	Business Process Management — these solutions help companies reduce costs and mitigate risk by achieving process efficiency and agility through automation and the understanding and management of IT and business processes and policies.

•	Service Management — these solutions enable IT and business alignment by defining IT service offerings in business terms; provisioning, supporting, and costing these service offerings; improving service levels; and managing change.

•	IT Governance — these solutions help assure operational excellence by linking IT decisions with business objectives, providing strong financial control, optimizing IT resources and assets, and controlling software changes.
CA Products
In addition to our leadership offerings in the above areas, we also offer products that address other aspects of the IT environment. This diverse group of solutions includes products that deliver value throughout the IT spectrum, grouped in the following four categories:
•	Database Management systems (DBMS) — these solutions enable reliable management of large data and transaction volumes, exploit advances in database technology, and integrate these information stores to distributed and web-based business needs, leveraging database process integrity across the enterprise.

•	Application Development systems — these solutions enable customers to build custom business applications in a variety of environments, using technology-neutral business process definitions, and to test and deploy those applications across an evolving IT infrastructure.

•	Enterprise Reporting and Information Management systems — these solutions enable customers to efficiently and rapidly report on and process business information.

•	Other solutions — these solutions include a wide variety of tools and utilities to optimize the IT environment.
Office of the CTO
The Office of the CTO drives technology strategy across all of the business units, develops the common services and technologies that enable integration among the full range of our products, and leads research and development for emerging technologies.
Common Technologies — Our Foundation Services and Management Database (MDB) are technologies common across CA products that enable our products to work together easily and also to work with other vendors’ management software products to deliver an IT environment that is simpler, more secure, less costly to maintain, and more agile.

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
•	Research — CA Labs drives research in advanced technologies related to management and security by performing research internally and working with major universities and standards bodies. Current areas of focus include securing and managing on-demand computing, grids, virtualized environments, and service-oriented architectures.

•	Emerging Technology Incubator — The Office of the CTO also runs incubator projects to create and bring to market management and security solutions that enable customer adoption of new technologies. Current incubation projects focus on management of wireless networks, smartphones, and radio frequency identification technologies.
PERFORMANCE INDICATORS
Management uses several quantitative performance indicators to assess our financial results and condition. Each provides a measurement of the performance of our Business Model and how well we are executing our plan.
Our subscription-based Business Model is unique among our competitors in the software industry and it may be difficult to compare our results for many of our performance indicators with those of our competitors. The following is a summary of the principal quantitative performance indicators that management uses to review performance:

	For the Three Months
	Ended June 30,			Percent
	2005	2004	Change	Change
	(restated)
	(dollars in millions)
Subscription revenue	$684	$569	$115	20%
Total revenue	$920	$850	$70	8%
Subscription revenue as a percent of total revenue	74%	67%	7%	10%
New deferred subscription revenue (direct)	$336	$530	$(194)	(37%)
New deferred subscription revenue (indirect)	$43	N/A	N/A	N/A
Weighted average license agreement duration in years (direct)	2.70	2.75	(0.05)	(2%)
Cash from operations	$93	$272	$(179)	(66%)
Net income	$94	$40	$54	135%

	June 30,	March 31,		Percent
	2005	2005	Change	Change
	(dollars in millions)
Total cash, cash equivalents, and marketable securities	$1,952	$3,125	$(1,173)	(38%)
Total debt	$1,897	$2,636	$(739)	(28%)
Analyses of our performance indicators, including general trends, can be found in the “Results of Operations” and “Liquidity and Capital Resources” sections of this MD&A. The performance indicators discussed below are those that we believe are unique because of our subscription-based Business Model.
Subscription Revenue — Subscription revenue is the ratable revenue recognized in a period from amounts previously recorded as deferred subscription revenue. If the weighted average life of our license agreements remains constant, an increase in deferred subscription revenue will result in an increase in subscription revenue in the future.
New Deferred Subscription Revenue — New deferred subscription revenue represents the total incremental value (contract value) of subscription software licenses sold in a period. In the second quarter of fiscal year 2005, we began offering more flexible license terms to our channel partners, necessitating ratable recognition of revenue for the majority of our indirect business. Prior to July 1, 2004, such channel license revenue had

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
been recorded on a sell-through basis (when a distributor, reseller, or VAR sells the software product to their customers) and reported on the “Software fees and other” line item on the Consolidated Condensed Statements of Operations. New deferred subscription revenue excludes the value associated with maintenance-only license agreements, license-only indirect sales, and professional services arrangements.
New deferred subscription revenue is what we expect to collect over time from our customers based upon contractual license agreements. This amount is recognized as subscription revenue ratably over the applicable software license term. The license agreements that contribute to new deferred subscription revenue represent binding payment commitments by customers over periods generally up to three years. New deferred subscription revenue is sometimes referred to as “bookings” and is used by management as a gauge of the level of business activity in a particular quarter. Our bookings typically increase in each consecutive fiscal quarter, with the fourth quarter being the strongest. However, since the level of bookings is impacted by the volume and dollar amount of contracts coming up for renewal, an increase in bookings does not necessarily correlate to an increase in billings or cash receipts.
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
Weighted Average License Agreement Duration in Years — The weighted average license agreement duration in years reflects the duration of all software licenses executed during a period, weighted to reflect the contract value of each individual software license. We believe license agreement durations averaging approximately three years increase the value customers receive from our software licenses by giving customers the flexibility to vary their software mix as their needs change. We also believe this flexibility improves our customer relationships and holds us more accountable to our customers’ needs.
RESULTS OF OPERATIONS
The following table presents the percentage of total revenue and the percentage of period-over-period dollar change for the revenue line items on our Consolidated Condensed Statements of Operations for the three-month periods ended June 30, 2005 and 2004. These comparisons of past financial results are not necessarily indicative of future results.

	For the Three Months
	Ended June 30,
	Percentage of		Percentage of
	Total		Dollar
	Revenue		Change
			2005/
	2005	2004	2004
		(restated)
Revenue
Subscription revenue	74%	67%	20%
Maintenance	13%	15%	(10%)
Software fees and other	4%	8%	(44%)
Financing fees	2%	4%	(45%)
Professional services	7%	6%	22%
Total revenue	100%	100%	8%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Revenue:
Total Revenue
Total revenue for the quarter ended June 30, 2005 increased $70 million, or 8%, from the prior year comparable quarter to $920 million. This increase was partially a result of the transition to our Business Model, which contributed additional subscription revenue from the prior fiscal year. The increase in total revenue was also partially attributable to sales of Concord products, which contributed approximately $10 million of revenue. In addition, revenue in the first quarter of fiscal year 2006 was positively impacted by approximately $19 million compared with the first quarter of fiscal year 2005 due to fluctuations in foreign currency exchange rates, primarily associated with the strengthening of both the euro and the British pound versus the U.S. dollar. Our revenues were negatively impacted by the fact that since the beginning of the second quarter of fiscal year 2005, revenue from certain contracts in our channel business have been recorded as new deferred subscription revenue, which is ratably recognized into subscription revenue in future periods, compared to prior periods when the majority of such revenue was recognized on an up-front basis.
Subscription Revenue
Subscription revenue represents the portion of revenue ratably recognized on software license agreements entered into under our Business Model. Some of the licenses recorded between October 2000, when our Business Model was implemented, and the first quarter of fiscal year 2006 continued to contribute to subscription revenue on a monthly, ratable basis. As a result, subscription revenue for the quarter ended June 30, 2005 includes the ratable recognition of bookings recorded in the first quarter of fiscal year 2006, as well as bookings recorded between October 2000 and the end of fiscal year 2005, depending on the contract length. This is the primary reason for the increase in subscription revenue in the quarter ended June 30, 2005 versus the comparable prior year quarter.
Subscription revenue for the quarter ended June 30, 2005 increased $115 million, or 20%, from the comparable prior year quarter to $684 million. For the quarters ended June 30, 2005 and 2004, we added new deferred subscription revenue related to our direct business of $336 million and $530 million, respectively. The direct business contributed approximately $653 million to subscription revenue in the first quarter of fiscal year 2006 compared to $569 million in the first quarter of fiscal year 2005. Licenses executed under our Business Model in the quarters ended June 30, 2005 and 2004 had weighted average durations of 2.70 and 2.75 years, respectively. In addition, we recorded $43 million of new deferred subscription revenue for the quarter ended June 30, 2005 related to our indirect business. The indirect business contributed approximately $31 million to subscription revenue for the quarter ended June 30, 2005. Subscription revenue was further increased as a result of how we record maintenance revenue under our Business Model as described below.
Under the prior business model, maintenance revenue was separately identified and was reported on the “Maintenance” line item on the Consolidated Condensed Statements of Operations. Under the Business Model, maintenance that is bundled with product sales is not separately identified in our customers’ license agreements and therefore is included within the “Subscription revenue” line item on the Consolidated Condensed Statements of Operations. Under the prior business model, financing revenue was also separately identified on the Consolidated Condensed Statements of Operations. Under the Business Model, financing fees are no longer applicable and the entire contract value is now recognized as subscription revenue over the term of the contract. The quantification of the impact that each of these factors had on the increase in subscription revenue is not determinable.
Maintenance
As expected, maintenance revenue for the quarter ended June 30, 2005 decreased $13 million, or 10%, from the comparable prior year quarter to $114 million. This decrease in maintenance revenue reflects the transition to, and increased number of license agreements under, our Business Model, where maintenance revenue, bundled along with license revenue, is reported on the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
“Subscription revenue” line item on the Consolidated Condensed Statements of Operations. The combined maintenance and license revenue on these types of license agreements is recognized on a monthly basis ratably over the term of the agreement. The decrease was partially offset by new maintenance revenue earned from customers who elected optional maintenance at the expiration of their non-term-based license agreements. The quantification of the impact that each of these factors had on the decrease in maintenance revenue is not determinable since maintenance bundled with software licenses under our Business Model is not separately identified. The amount of maintenance revenue reported on this line item from our indirect business for the three months ended June 30, 2005 and 2004 was $13 million in each period.
Software Fees and Other
Software fees and other revenue consist of revenue related to distribution and OEM partners that have been recorded on a sell-through basis, revenue associated with joint ventures, royalty revenues, and other revenue. Revenue related to distribution partners and OEMs is sometimes referred to as “indirect” or “channel” revenue. Software fees and other revenue for the first quarter of fiscal year 2006 decreased $29 million, or 44%, from the comparable prior year quarter to $37 million. In the second quarter of fiscal year 2005, we began offering more flexible license terms to our channel partners, which necessitates the deferral of revenue for the majority of our channel business. The ratable recognition of this deferred revenue is reflected on the “Subscription revenue” line item on the Consolidated Condensed Statements of Operations. The Company experienced a 5% increase in the amount of indirect license contract bookings in the first quarter of fiscal year 2006 as compared with the first quarter of the prior fiscal year. The decrease in software fees and other revenue was partially offset by approximately $6 million of license revenue associated with the sale of Concord products.
Financing Fees
Financing fees result from the initial discounting to present value of product sales with extended payment terms under the prior business model, which required up-front recognition of revenue. This discount initially reduced the related installment accounts receivable and was referred to as “Unamortized discounts.” The related unamortized discount is amortized over the life of the applicable license agreement and is reported as financing fees. Under our Business Model, additional unamortized discounts are no longer recorded, since we no longer recognize revenue on an up-front basis for sales of products with extended payment terms. As expected, for the quarter ended June 30, 2005, these fees decreased $15 million, or 45%, from the comparable prior year quarter to $18 million. The decrease is attributable to the discontinuance of license agreements offered under the prior business model and is expected to decline to zero over the next several years.
Professional Services
Professional services revenue for the quarter ended June 30, 2005 increased $12 million, or 22% from the prior year comparable quarter to $67 million. The increase was primarily attributable to growth in security software engagements, which utilize Access Control and Identity Management solutions as well as growth in IT Service and Asset Management solutions.
Total Revenue by Geography
The following table presents the amount of revenue earned from the North American and international geographic regions and corresponding percentage changes for the three-month periods ended June 30, 2005 and 2004. These comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended June 30,
	(dollars in millions)
	2005	2004	Change
North America	$510	$468	9%
International	410	382	7%

	$920	$850	8%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
International revenue increased $28 million, or 7%, for the first quarter of fiscal year 2006 as compared with the first quarter of fiscal year 2005. The increase was a result of increased contract bookings in prior periods associated with our European business. The increase in international revenue was also partially attributable to a positive impact to revenue from fluctuations in foreign currency exchange rates of approximately $19 million for the first quarter of fiscal year 2006 compared to the first quarter of fiscal year 2005, which was primarily caused by the strengthening of both the euro and the British pound versus the U.S. dollar. The increase in revenue from North America was primarily attributable to an increase in contract bookings in prior periods as well as an increase in professional services revenue. The increase was partially offset by decreases in revenue from maintenance, finance fees and software fees and other revenue.
Price changes did not have a material impact on revenue in the first quarter of fiscal year 2006 or on the comparable prior fiscal year period.
Expenses:
The following table presents expenses as a percentage of total revenue and the percentage of period-over-period dollar change for the line items on our Consolidated Condensed Statements of Operations for the three-month periods ended June 30, 2005 and 2004. These comparisons of financial results are not necessarily indicative of future results.

	For the Three Months
	Ended June 30,
			Percentage
	Percentage of		of
	Total		Dollar
	Revenue		Change
			2005/
	2005	2004	2004
	(restated)
Operating expenses
Amortization of capitalized software costs	12%	13%	1%
Cost of professional services	7%	7%	7%
Selling, general, and administrative	42%	37%	25%
Product development and enhancements	19%	20%	(2%)
Commission and royalties	7%	8%	(6%)
Depreciation and amortization of other intangible assets	3%	4%	(6%)
Other gains/expenses, net	—	—	67%
Shareholder litigation settlement	—	1%	N/A
Total operating expenses	90%	89%	9%
Interest expense, net	1%	3%	(65%)

Note — Amounts may not add to their respective totals due to rounding.
Amortization of Capitalized Software Costs
Amortization of capitalized software costs consists of the amortization of both purchased software and internally generated capitalized software development costs. Internally generated capitalized software development costs are related to new products and significant enhancements to existing software products that have reached the technological feasibility stage. Amortization of capitalized software costs for the quarter ended June 30, 2005 increased $1 million, or 1%, from the comparable prior year quarter to $113 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Cost of Professional Services
Cost of professional services consists primarily of the personnel-related costs associated with providing professional services and training to customers. Cost of professional services for the quarter ended June 30, 2005 increased $4 million, or 7%, from the comparable prior year quarter to $60 million. Cost of professional services for the quarters ended June 30, 2005 and 2004 included approximately $1 million and $2 million, respectively, of stock-based compensation expense associated with the Company’s adoption of the fair value recognition provisions of SFAS No. 123(R).
Selling, General and Administrative (SG&A)
SG&A expenses for the quarter ended June 30, 2005 increased $77 million, or 25%, from the comparable prior year quarter to $388 million. The increase was primarily attributable to increases in Sarbanes-Oxley consulting, legal, and ERP implementation costs of approximately $30 million and an increase in employee and other costs associated with the Netegrity and Concord acquisitions. SG&A for the quarters ended June 30, 2005 and 2004 also included approximately $19 million and $8 million of stock-based compensation expense, respectively.
Product Development and Enhancements
For the quarter ended June 30, 2005, product development and enhancement expenditures, also referred to as research and development, decreased $3 million, or 2%, from the comparable prior year quarter to $171 million. For the quarters ended June 30, 2005 and 2004, product development and enhancement expenditures represented approximately 19% and 20% of total revenue, respectively. Product development and enhancements for the quarters ended June 30, 2005 and 2004 included approximately $9 million and $6 million of stock-based compensation expense, respectively. During the first quarter of fiscal year 2006, we continued to focus on and invest in product development and enhancements for emerging technologies such as wireless networks, smartphones, and radio frequency identification technologies, as well as a broadening of our enterprise product offerings.
Commissions and Royalties
Commissions and royalties for the first quarter of fiscal year 2006 decreased $4 million, or 6%, from the comparable prior year quarter to $62 million. This decrease was primarily due to a new commission structure beginning April 1, 2005, which generally compensates sales employees for increases in billings to customers, compared to the previous commission plan which primarily compensated for increases in new deferred subscription revenue. Sales commissions are expensed in the period in which they are earned by employees, which is typically upon the signing of a contract.
Depreciation and Amortization of Other Intangible Assets
Depreciation and amortization of other intangible assets for the quarter ended June 30, 2005 decreased $2 million, or 6%, from the comparable prior year quarter to $30 million. The decrease in depreciation and amortization of other intangible assets was a result of certain assets becoming fully amortized.
Other Gains/Expenses, Net
Other gains/expenses, net for the quarter ended June 30, 2005 decreased $2 million, or 67%, from the prior year first quarter to $1 million. Other Gains/Expenses for the quarter included a $4 million charge for acquired in process research and development associated with the Concord acquisition, offset by an approximate $3 million positive impact from foreign currency exchange rate fluctuations.
Interest Expense, net
Net interest expense for the first quarter of fiscal year 2006 decreased $17 million, or 65%, as compared to the prior fiscal year first quarter to $9 million. The decrease was primarily due to an increase in our average cash balance and an increase in interest rates on the cash balance during the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004, which resulted in an increase in interest income of approximately $8 million. The change was also due to a decrease in average debt outstanding as a result of our $825 million debt repayment, which resulted in an $8 million decrease in interest expense, and a decrease

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
in the average interest rate on our outstanding debt, which resulted in a $1 million decrease in interest expense.
Income Taxes
In October 2004, the American Jobs Creation Act of 2004 was signed into law. This Act introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided that certain criteria are met. In addition, on December 21, 2004, the FASB issued FASB Staff Position (FSP) No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within American Jobs Creation Act of 2004.” FSP FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. During fiscal year 2005, we recorded an estimate of this tax charge of $55 million based on an estimated repatriation amount of $500 million. The income tax expense for the quarter ended June 30, 2005 includes a benefit of approximately $36 million reflecting the Department of Treasury and Internal Revenue Service (IRS) Notice 2005-38 issued on May 10, 2005, which permitted the utilization of additional foreign tax credits to reduce the estimated taxes associated with repatriating the funds. As a result of the IRS Notice, the net tax charge is expected to be approximately $19 million. The cash repatriation is expected to occur on or before March 31, 2006.
LIQUIDITY AND CAPITAL RESOURCES
Cash, cash equivalents and marketable securities totaled $1.952 billion at June 30, 2005, a decrease of $1.173 billion from the March 31, 2005 balance of $3.125 billion. Cash generated from operating activities for the quarters ended June 30, 2005 and 2004 was $93 million and $272 million, respectively.
Cash generated from operating activities was positively impacted in the first quarter of the prior fiscal year by a one-time tax benefit related to an Internal Revenue Service (IRS) Revenue Procedure. The Revenue Procedure reduced the amount paid for income taxes in fiscal year 2005 by approximately $300 million. In addition, cash generated from operating activities in the first quarter of fiscal year 2006 was negatively impacted by an increase in cash paid for interest of approximately $28 million as compared with the first quarter of fiscal year 2005, which was primarily attributable to the timing of interest payments on the new $500 million 4.75% and $500 million 5.625% Senior Notes. In addition, the $825 million 6.375% Senior Notes repaid in April 2005 required a final interest payment in the first quarter of fiscal year 2006.
Compared to rates at March 31, 2005, the U.S. dollar strengthened relative to most other major world currencies, including the euro and British pound. As a result, cash and cash equivalents declined by $62 million due to the negative effect that exchange rates had on cash during the first quarter of fiscal year 2006.
As of June 30, 2005 and March 31, 2005, our debt arrangements consisted of the following:

	June 30, 2005		March 31, 2005
	Maximum	Outstanding	Maximum	Outstanding
	Available	Balance	Available	Balance
	(in millions)
Debt Arrangements:
2004 Revolving Credit Facility (expires December 2008)	$1,000	$—	$1,000	$—
Commercial Paper	400	—	400	—
3.000% Concord Convertible Notes (repaid July 2005)	—	86	—	—
6.375% Senior Notes due April 2005	—	—	—	825
6.500% Senior Notes due April 2008	—	350	—	350
4.750% Senior Notes due December 2009	—	500	—	500
1.625% Convertible Senior Notes due December 2009	—	460	—	460
5.625% Senior Notes due December 2014	—	500	—	500
International line of credit	5	—	5	—
Other	—	1	—	1

Total		$1,897		$2,636

2004 Revolving Credit Facility
In December 2004, we entered into an unsecured, revolving credit facility (the 2004 Revolving Credit Facility). The maximum amount available at any time under the 2004 Revolving Credit Facility is $1 billion. The 2004 Revolving Credit Facility expires December 2008, and no amount was drawn as of June 30, 2005.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
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
The 2004 Revolving Credit Facility Agreement contains customary covenants for transactions of this type, including two financial covenants: (i) for the 12 months ending each quarter-end, the ratio of consolidated debt for borrowed money to consolidated cash flow, each as defined in the Credit Agreement, must not exceed 3.25 for the quarter ending December 31, 2004 and 2.75 for quarters ending March 31, 2005 and thereafter; and (ii) for the 12 months ending each quarter-end, the ratio of consolidated cash flow to the sum of interest payable on, and amortization of debt discount in respect of, all consolidated debt for borrowed money, as defined in the Credit Agreement, must not be less than 5.00. In addition, as a condition precedent to each borrowing made under the Credit Agreement, as of the date of such borrowing, (i) no event of default shall have occurred and be continuing and (ii) we are to reaffirm that the representations and warranties made in the Credit Agreement (other than the representation with respect to material adverse changes, but including the representation regarding the absence of certain material litigation) are correct. We are in compliance with these debt covenants as of June 30, 2005.
Commercial Paper
As of June 30, 2005, there were no borrowings outstanding under our $400 million commercial paper (CP) program. We expect any future outstanding borrowings under the CP program to be supported by cash and marketable securities on hand and undrawn amounts available under the 2004 Revolving Credit Facility.
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
Fiscal Year 2005 Senior Notes
In November 2004, the Company issued an aggregate of $1 billion of unsecured Senior Notes (2005 Senior Notes) in a transaction pursuant to Rule 144A. The Company issued $500 million of 4.75%, 5-year notes due December 2009 and $500 million of 5.625%, 10-year notes due December 2014. The Company has the option to redeem the 2005 Senior Notes at any time, at redemption prices equal to the greater of (i) 100% of the aggregate principal amount of the notes of such series being redeemed and (ii) the present value of the principal and interest payable over the life of the 2005 Senior Notes, discounted at a rate equal to 15 basis points and 20 basis points for the 5-year notes and 10-year notes, respectively, over a comparable U.S. Treasury bond yield. The maturity of the 2005 Senior Notes may be accelerated by the holders upon certain events of default, including failure to make payments when due and failure to comply with covenants in the 2005 Senior Notes. The 5-year notes were issued at a price equal to 99.861% of the principal amount and the 10-year notes at a price equal to 99.505% of the principal amount for resale under Rule 144A and Regulation S. The Company also agreed for the benefit of the holders to register the 2005 Senior Notes under the Securities Act of 1933 so that the 2005 Senior Notes may be sold in the public market. If the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Company does not meet certain deadlines for filing and effectiveness of the registration statement, the interest rate on the 2005 Senior Notes will increase by 25 basis points for up to 90 days and by an additional 25 basis points thereafter, until the delay is cured. The Company used the net proceeds from this issuance to repay debt as described above.
1.625% Convertible Senior Notes
In fiscal year 2003, we issued $460 million of unsecured 1.625% Convertible Senior Notes (1.625% Notes), due December 15, 2009, in a transaction pursuant to Rule 144A. The 1.625% Notes are senior unsecured indebtedness and rank equally with all existing senior unsecured indebtedness. Concurrent with the issuance of the 1.625% Notes, we entered into call spread repurchase option transactions to partially mitigate potential dilution from conversion of the 1.625% Notes. For further information, refer to Note 6 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005.
3% Concord Convertible Notes
In connection with our acquisition of Concord in June 2005, we assumed $86 million in 3% convertible senior notes due 2023. In accordance with the notes’ terms, we redeemed (for cash) the notes in full in July 2005.
International Line of Credit
An unsecured and uncommitted multi-currency line of credit is available to meet short-term working capital needs for subsidiaries operating outside the United States. As of June 30, 2005, this line totaled $5 million, none of which was drawn, and approximately $3 million has been pledged in support of a bank guarantee.
Other Matters
In the first quarter of fiscal year 2006, we paid approximately $324 million for acquisitions compared with no payments for acquisitions in the first quarter of fiscal year 2005; in the first quarter of fiscal year 2006 there were net sales of $179 million of marketable securities compared with net purchases of $10 million of marketable securities in the comparable prior year quarter; we paid a quarterly dividend of $24 million in the first quarter of fiscal year 2006 under our new quarterly dividend program whereas no dividend payment was made in the first quarter of fiscal year 2005 under our previous semi-annual dividend program; we repurchased approximately $84 million of common stock in connection with our publicly announced corporate buyback program in the first quarter of fiscal year 2006 whereas in the prior fiscal year comparable period we did not repurchase any common stock; and we received approximately $44 million in proceeds resulting from the exercise of stock options in the first quarter of fiscal year 2006 compared with $33 million in the first quarter of fiscal year 2005.
At June 30, 2005, we had $1.897 billion in debt and $1.952 billion in cash and marketable securities. Our net liquidity position was, therefore, approximately $55 million.
Our senior unsecured notes are rated Ba1 and BBB- by Moody’s Investors Services and Fitch Ratings, respectively, and are on stable outlook. Our senior unsecured notes are rated BBB- by Standard & Poor’s and the outlook is negative. Our CP program is rated A-3, Not-Prime, and F-3 by Standard & Poor’s, Moody’s Investors Service, and Fitch Ratings, respectively. Peak borrowings under all debt facilities during the first quarter of fiscal year 2006 totaled approximately $2.6 billion, with an annualized weighted average interest rate of 5%.
Capital resource requirements as of June 30, 2005 consisted of lease obligations for office space, equipment, mortgage or loan obligations, and amounts due as a result of product and company acquisitions. During the quarter ended June 30, 2005, we entered into capital commitments for which payments totaling approximately $36 million will be made through June 2007.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
OUTLOOK
This outlook for the remainder of fiscal year 2006 contains certain forward looking statements and information relating to us that are based on the beliefs and assumptions made by management, as well as information currently available to management. Should business conditions change or should our assumptions prove incorrect, actual results may vary materially from those described below. We do not intend to update these forward looking statements.
This outlook is also premised on the assumption that there will be limited-to-modest improvements in the current economic and IT environments. We also believe that customers will continue to be cautious with their technology purchases. `
Our outlook for the second quarter of fiscal year 2006 is to generate revenue in the range of $930 million to $960 million and earnings per share in the range of $0.05 to $0.06, which includes our estimated charge for the restructuring plan. Our outlook for the full fiscal year 2006 is to generate revenue in the range of $3.8 billion to $3.9 billion and earnings per share in the range of $0.46 to $0.51. The above stated earnings per share amounts are based on generally accepted accounting principles and do not correspond to non-GAAP “operating” based earnings measures often used by securities analysts.
CRITICAL ACCOUNTING POLICIES AND BUSINESS PRACTICES
A detailed discussion of our critical accounting policies and the use of estimates in applying those policies is included in our Form 10-K for the year ended March 31, 2005. In many cases, a high degree of judgment is required, either in the application and interpretation of accounting literature or in the development of estimates that impact our financial statements. These estimates may change in the future if underlying assumptions or factors change. The following is a summary of the critical accounting policies for which estimates were updated as of June 30, 2005.
Accounts Receivable
The allowance for doubtful accounts is a valuation account used to reserve for the potential impairment of accounts receivable on the balance sheet. In developing the estimate for the allowance for doubtful accounts, we rely on several factors, including:
•	Historical information, such as general collection history of multiyear software agreements;

•	Current customer information/events, such as extended delinquency, requests for restructuring, and filing for bankruptcy;

•	Results of analyzing historical and current data; and

•	The overall economic environment.
The allowance has two components: (a) specifically identified receivables that are reviewed for impairment when, based on current information, we do not expect to collect the full amount due from the customer; and (b) an allowance for losses inherent in the remaining receivable portfolio based on the analysis of the specifically reviewed receivables.
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
Deferred Tax Assets
As of June 30, 2005, our deferred tax assets, net of a valuation allowance, totaled $457 million. The value of these deferred tax assets is predicated on the assumption that we will be able to generate sufficient future taxable income so that these assets will be realized. The factors that we consider in assessing the likelihood of realization include the forecast of future taxable income and available tax planning strategies that could be

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
implemented to realize the deferred tax assets. Future results may vary from these estimates. Due to the uncertainties related to these matters, the valuation allowance is based on information available at the time. As additional information becomes available, we reassess the potential realization of these deferred tax assets and may revise our estimates of the valuation allowance.
Goodwill, Capitalized Software Products, and Other Intangible Assets
SFAS No. 142 requires an impairment-only approach to accounting for goodwill. Absent any prior indicators of impairment, we perform an annual impairment analysis during the fourth quarter of our fiscal year. No indicators of impairment were identified during the first three months of fiscal year 2006.
The carrying value of capitalized software products, both purchased software and internally developed software, and other intangible assets, is reviewed on a regular basis for the existence of internal and external facts or circumstances that may suggest impairment. Such facts and circumstances considered include an assessment of the net realizable value for capitalized software products and the future recoverability of cost for other intangible assets as of the balance sheet date. No indicators of impairment were identified during the first three months of fiscal year 2006.
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
Accounting for Share-Based Compensation
As described in Note D “Accounting for Share-Based Compensation” of this Form 10-Q, we have used the Black-Scholes option-pricing model to determine the estimated fair value of each option stock-based award. The Black-Scholes model includes assumptions regarding dividend yields, expected volatility, expected lives, and risk-free interest rates. These assumptions reflect our best estimates, but these items involve uncertainties based on market conditions generally outside of our control. As a result, if other assumptions had been used in the current period to estimate fair value, share-based compensation expense could have been materially impacted.
Legal Contingencies
We are currently involved in various legal proceedings and claims. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any legal proceeding or claim is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether the amount of loss is reasonably estimable. Due to the uncertainties related to these matters, accruals are based on information available at the time. As additional information becomes available, we reassess the potential liability related to our pending litigation and claims and may revise our estimates. Such revisions could have a material impact on our results of operations and financial condition. Refer to Note I, “Commitments and Contingencies” of the Consolidated Condensed Financial Statements for a description of our material legal proceedings.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
RISK FACTORS
Current and potential stockholders should consider carefully the risk factors described in more detail in our Form 10-K for the fiscal year ended March 31, 2005 and as set forth below. Any of these factors, or others, many of which are beyond our control, could negatively affect our revenue, profitability and cash flow.
•	We have entered into a Deferred Prosecution Agreement (DPA) with the U.S. Attorney’s Office for the Eastern District of New York (USAO); we may be subject to criminal prosecution if we violate this agreement. Additionally, we have entered into a Final Consent Judgment with the SEC and we may be subject to, among other things, substantial civil penalties and fines if we violate our agreement with the SEC.

•	Changes to compensation of our sales organization; we update our compensation plan for the sales organization annually. These plans are intended to align with our Business Model objectives of providing customer flexibility and satisfaction. The compensation plan may encourage behavior not anticipated or intended as it is implemented, which could adversely affect our business, financial condition, operating results, and cash flow.

•	If we do not adequately manage and evolve our financial reporting and managerial systems and processes, our ability to manage and grow our business may be harmed.

•	We may encounter difficulties in successfully integrating companies and products that we have acquired or may acquire into our existing business.

•	We are subject to intense competition, and we expect to face increased competition in the future.

•	Certain software is licensed from third parties.

•	Certain software we use is from open source code sources.

•	Our products must remain compatible with ever-changing operating environments.

•	Failure to adapt to technological change could adversely affect our earnings.

•	Discovery of errors in our software could adversely affect our earnings.

•	We have a significant amount of debt and our credit ratings have been downgraded in the past .

•	Failure to protect our intellectual property rights would weaken our competitive position.

•	We may become dependent upon large transactions (i.e., software license agreements).

•	Our customers’ data centers and IT environments may be subject to hacking or other breaches.

•	Our software products, data centers and IT environments may be subject to hacking or other breaches.

•	Customer decisions are influenced by general economic conditions.

•	Third-party microcode could impact product development.

•	The software business is marked by easy entry and large, entrenched businesses.

•	Future product development is dependent upon access to third-party operating systems.

•	The markets for some or all of our key product areas may not grow.

•	Third parties could claim that our products infringe their intellectual property rights.

•	Fluctuations in foreign currencies could result in transaction losses.

•	Our stock price is subject to significant fluctuations.

•	Taxation of extraterritorial (foreign) income could affect our results.

•	Other potential tax liabilities may affect our results.

Item 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
As of June 30, 2005, our outstanding debt approximated $1.897 billion, approximately all of which was in fixed rate obligations. If market rates were to decline, we could be required to make payments on the fixed rate debt that would exceed those based on current market rates. Each 25 basis point decrease in interest rates would have an associated annual opportunity cost of approximately $5 million. Each 25 basis point increase or decrease in interest rates would have no material annual effect on variable rate debt interest based on the balances of such debt as of June 30, 2005.
We offer financing arrangements with installment payment terms in connection with our software license agreements. The aggregate amounts due from customers include an imputed interest element, which can vary with the interest rate environment. Each 25 basis point increase in interest rates would have an associated annual opportunity cost of approximately $11 million.
Foreign Currency Exchange Risk
We conduct business on a worldwide basis through subsidiaries in 45 countries. We are therefore exposed to movement in currency exchange rates. As part of our risk management strategy and consistent with prior years, we did not enter into any foreign exchange derivative transactions. In addition, we manage our level of exposure by denominating a majority of international sales and payments of related expenses in the local currency of our subsidiaries. Compared to the first quarter of fiscal year 2005, the U.S. dollar weakened relative to most other major world currencies, including the euro and British pound. As a result, revenue earned and expenses incurred from our international operations each translated into more U.S. dollars than they would have in the first quarter of fiscal year 2005. In addition, as a result of the weakened U.S. dollar, we incurred additional foreign currency exchange expenses related to net payables that are owed to our international subsidiaries. Therefore, changes in most foreign currencies against the U.S. dollar generally have an insignificant effect on our net income.
Equity Price Risk
As of June 30, 2005, we have minimal investments in marketable equity securities of publicly traded companies. These investments were considered available-for-sale with any unrealized gains or temporary losses deferred as a component of stockholders’ equity. It is not customary for us to make investments in equity securities as part of our investment strategy.

Item 4:	CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer and the Company’s Audit and Compliance Committee and Board of Directors, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q.
As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005, the Company determined that, as of the end of the 2005 fiscal year, there were material weaknesses affecting two aspects of its internal control over financial reporting and, as a result of those weaknesses, the Company’s disclosure controls and procedures were not effective. As described below, the Company is in the process of remediating those material weaknesses. Consequently, based on the evaluation described above, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, have concluded that, as of the end of the first quarter of fiscal year 2006, the Company’s disclosure controls and procedures were not effective.

Changes in internal control over financial reporting
During the first quarter of fiscal year 2006, the Company was engaged in an ongoing review of its internal control over financial reporting as described below. Based on that review management believes that, during the first quarter of fiscal year 2006 there were changes in the Company’s internal control over financial reporting, as described below, that have materially affected, or are reasonably likely to materially affect, those controls.
Changes under the DPA. As previously reported, and as described more fully in Note 7, “Commitments and Contingencies” of the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005, in September 2004 the Company reached agreements with the USAO and SEC by entering into the DPA with the USAO and by consenting to the SEC’s filing of a Final Consent Judgment in the United States District Court for the Eastern District of New York. The DPA requires the Company to, among other things, undertake certain reforms that will affect its internal control over financial reporting. These include implementing a worldwide financial and enterprise resource planning (“ERP”) information technology system to improve internal controls, reorganizing and enhancing the Company’s Finance and Internal Audit Departments, and establishing new records management policies and procedures.
The Company believes that these and other reforms, such as procedures to assure proper recognition of revenue, should enhance its internal control over financial reporting. For more information regarding the DPA, refer to the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2004 and the exhibits thereto, including the DPA. For more information regarding the Company’s compliance with the DPA and the Consent Judgment, please see the information under the heading “Status of the Company’s Compliance with the Deferred Prosecution Agreement and Final Consent Judgment” in the Company’s definitive proxy materials filed on July 26, 2005.
Changes to remediate material weaknesses. As previously reported in its Annual Report on Form 10-K for fiscal year 2005, the Company determined that, as of the end of fiscal 2005, there were material weaknesses in its internal control over financial reporting relating to (1) prior financial statement restatements and (2) an ineffective control environment associated with its Europe, Middle East and Africa (EMEA) region businesses. As reported in the Annual Report for fiscal 2005, the Company began to make a number of changes in its internal controls to remediate these material weaknesses. Many of these changes were made during the first quarter of fiscal 2006, although the remediation effort is not yet completed. It is the Company’s intention that the material weaknesses be fully remediated by the end of the quarter ending September 30, 2005.
Planned remediation efforts regarding the material weakness in internal control over financial reporting related to the restatement of financials include the following:
•	Maintaining a separate schedule of credits granted under software contracts executed under the Company’s prior business model;

•	Requiring the financial reporting department to review, on a quarterly basis, credits related to software contracts executed under the Company’s prior business model to determine the proper accounting for any such credits; and

•	Periodic testing by Management and Internal Audit will be performed as to the completeness and accuracy of the credit schedule prepared by the Sales Accounting department and of all accounting entries related to the utilization of any such credits by the Company’s customers.
During the first quarter of fiscal 2006, the Company also implemented several steps toward remediation of the material weakness relating to the control environment in its EMEA region as follows:
•	The appointment of a new General Manager for the EMEA region in June 2005;

•	The appointment of a new Head of Procurement for the EMEA region in June 2005; and

•	The hiring of a new Head of Facilities for the EMEA region who commenced employment in July 2005.
The remediation of these material weaknesses is ongoing. Management believes that the efforts described above, when fully implemented, will be effective in remediation of the material weaknesses identified in Management’s Report on Internal Control Over Financial Reporting, as described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.
Other changes in internal controls. During the first quarter of fiscal year 2006, the Company also made improvements to its internal controls in light of findings made during the examination of its internal control function in connection with its Annual Report on Form 10-K for the fiscal year ended March 31, 2005. These improvements include more comprehensive documentation of key control activities in the areas of income tax, financial reporting, software development, indirect sales, accounts payable and professional services. The process is ongoing and the Company will continue to address items that require remediation, work to improve internal controls, and educate and train employees on controls and procedures in order to establish and maintain effective internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1:	LEGAL PROCEEDINGS
Refer to Note I, “Commitments and Contingencies” of the Consolidated Condensed Financial Statements for information regarding legal proceedings.

Item 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth, for the months indicated, our purchases of common stock in the first quarter of fiscal year 2006:

				Maximum
			Total Number	Number
			of Shares	of Shares that
			Purchased as	May Yet Be
	Total Number	Average	Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans
Period	Purchased	per Share	or Programs	or Programs
	(in thousands, except average price paid per share)
April 1, 2005 — April 30, 2005	—	$—	—	13,706
May 1, 2005 — May 31, 2005	10	28.24	10	13,696
June 1, 2005 — June 30, 2005	3,072	27.39	3,072	10,624

Total	3,082		3,082

Our corporate buyback program was originally announced in August 1990 and was subsequently amended by the Board of Directors to increase the number of shares we are authorized to purchase. As of June 30, 2005, approximately 11 million shares were available to be repurchased under our buyback program. The program has no expiration date.

Item 6:	EXHIBITS

Regulation S-K
Exhibit Number
2.1	Agreement and Plan of Merger, dated as of April 7, 2005, by and among Computer Associates International, Inc., Minuteman Acquisition Corp., and Concord Communications, Inc.	Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated April 7, 2005, and incorporated herein by reference.

2.2	Agreement and Plan of Merger, dated as of June 9, 2005, by and among Computer Associates International, Inc., Nebraska Acquisition Corp., and Niku Corporation.	Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated June 9, 2005, and incorporated herein by reference.

10.1*	Agreement, dated April 11, 2005, between the Company and John A. Swainson.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 11, 2005, and incorporated herein by reference.

10.2*	Agreement, dated April 11, 2005, between the Company and Jeff Clarke.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 11, 2005, and incorporated herein by reference.

10.3*	Agreement, dated April 11, 2005, between the Company and Robert W. Davis.	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 11, 2005, and incorporated herein by reference.

10.4*	Agreement, dated April 11, 2005, between the Company and Michael J. Christenson.	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 11, 2005, and incorporated herein by reference.

10.5*	Form of Stock Option Agreement.	Previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated April 11, 2005, and incorporated herein by reference.

10.6*	Form of Stock Option Agreement.	Previously filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K dated April 11, 2005, and incorporated herein by reference.

10.7*	Form of Stock Option Agreement.	Previously filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K dated April 11, 2005, and incorporated herein by reference.

10.8*	Form of Stock Option Agreement.	Previously filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K dated April 11, 2005, and incorporated herein by reference.

10.9*	Form of Restricted Stock Agreement.	Previously filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K dated April 11, 2005, and incorporated herein by reference.

10.10*	Form of Restricted Stock Agreement.	Previously filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K dated April 11, 2005, and incorporated herein by reference.

10.11*	Form of Restricted Stock Agreement.	Previously filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K dated April 11, 2005, and incorporated herein by reference.

10.12*	Employment Agreement, dated March 23, 2005, between the Company and Donald Friedman.	Previously filed as Exhibit 10.12 to the Company’s Current Report on Form 8-K dated April 11, 2005, and incorporated herein by reference.

10.13*	Employment Agreement, dated February 14, 2005, between the Company and Michael J. Christenson.	Previously filed as Exhibit 10.13 to the Company’s Current Report on Form 8-K dated April 11, 2005, and incorporated herein by reference.

Regulation S-K
Exhibit Number

10.14*	Computer Associates International, Inc. Deferred Compensation Plan for John A. Swainson, dated April 29, 2005.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 29, 2005, and incorporated herein by reference.

10.15*	Trust Agreement between Computer Associates International, Inc. and Fidelity Management Trust Company, dated as of April 29, 2005.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 29, 2005, and incorporated herein by reference.

10.16*	Form of Stock Option Award Agreement.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 26, 2005, and incorporated herein by reference.

10.17*	Computer Associates International, Inc. Homeowner’s Relocation Policy Addendum.	Filed herewith.

15.1	Accountants’ acknowledgement letter.	Filed herewith.

31.1	Certification of the CEO pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the CFO pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

*	Management contract or compensatory plan or arrangement.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
COMPUTER ASSOCIATES INTERNATIONAL, INC.

Dated: August 9, 2005	By:	/s/ ROBERT W. DAVIS
Robert W. Davis
Executive Vice President and Chief Financial Officer

Dated: August 9, 2005	By:	/s/ DOUGLAS E. ROBINSON
Douglas E. Robinson
Senior Vice President and Corporate Controller (Principal Accounting Officer)