Form 10-K/A
period 2005-03-31
COMPUTER ASSOCIATES INTERNATIONAL INC
filed 2005-10-19
CIK 356028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-9247
Computer Associates International, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-2857434 (I.R.S. Employer Identification Number)

One Computer Associates Plaza,	11749
Islandia, New York
(Address of principal executive offices)	(Zip Code)
(631) 342-6000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)

Common stock, par value $0.10 per share Series One Junior Participating Preferred Stock, Class A	New York Stock Exchange New York Stock Exchange
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III to this Form 10-K/A or any amendment to this Form 10-K/A. ☐
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): ☑ Yes ☐ No.
The aggregate market value of the common stock held by non-affiliates of the Registrant as of September 30, 2004 was $12,116,303,868 based on the closing price of $26.30 on the New York Stock Exchange on that date.
The number of shares of common stock outstanding at June 24, 2005:
586,821,131 shares of common stock, par value $0.10 per share.
Documents Incorporated by Reference:
Part III — Portions of the Proxy Statement to be issued in conjunction with the Registrant’s Annual Stockholders’ Meeting.

This Annual Report on Form 10-K/A (Form 10-K/A) contains certain forward-looking information relating to Computer Associates International, Inc. (the “Company,” “Registrant,” “CA,” “We,” “Our,” or “Us”) that is based on the beliefs of, and assumptions made by, our management as well as information currently available to management. When used in this Form 10-K/A, the words “anticipate,” “believe,” “estimate,” “expect,” and similar expressions are intended to identify forward-looking information. Such information includes, for example, the statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7, but also appears in other parts of this Form 10-K/A. This forward-looking information reflects our current views with respect to future events and is subject to certain risks, uncertainties, and assumptions, some of which are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” and elsewhere in this Form 10-K/A. Should one or more of these risks or uncertainties occur, or should our assumptions prove incorrect, actual results may vary materially from those described in this Form 10-K/A as anticipated, believed, estimated, or expected. We do not intend to update these forward-looking statements.
The products and services mentioned in this Form 10-K/A are used for identification purposes only and may be protected by trademarks, trade names, services marks and/or other intellectual property rights of the Company and/or other parties in the United States and/or other jurisdictions. The absence of a specific attribution in connection with any such mark does not constitute a waiver of any such right.
This Form 10-K/A also contains references to other company, brand, and product names. These company, brand, and product names are used herein for identification purposes only and may be the trademarks of their respective owners. We disclaim any responsibility for specifying which marks are owned by which companies or which organizations.
EXPLANATORY NOTE
In our previously filed Form 10-K for the fiscal year ended March 31, 2005 (Original 2005 Form 10-K), we restated the consolidated financial statements for the fiscal years ended March 31, 2004 and 2003 that were previously reported in our Annual Reports on Form 10-K for fiscal years 2004 and 2003, and we restated the consolidated condensed financial statements for the first three quarters of fiscal year 2005 and 2004 that were previously reported in our quarterly reports on Form 10-Q, and the consolidated financial statements for the fourth quarter of fiscal year 2004 that were reported in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (SEC).
In this Form 10-K/A, we are further restating the financial statements for each of the periods presented to reflect the modified retrospective adoption of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)) and to incorporate adjustments to restate revenue associated with an accounting error determined as a result of the Company’s review of its revenue recognition policies. Refer to paragraph “b” of Note 12, “Restatements” to the Consolidated Financial Statements for additional information. We have also included under Item 6, “Selected Financial Data,” restated financial information for the fiscal years ended March 31, 2005 through 2001, and, under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Selected Quarterly Information,” restated quarterly financial information for the fiscal years ended March 31, 2005 and 2004. Overall, this Form 10-K/A has not modified or updated other disclosures presented in the Original 2005 Form 10-K, except as required to reflect the items amended in the Form 10-K/A as described above. This Form 10-K/A is not superseding or restating financial statements contained in the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2005 or any current report on Form 8-K filed subsequent to March 31, 2005. However, the financial statements for the first quarter of the 2005 fiscal year, which are also contained in the Form 10-Q for the quarter ended June 30, 2005 for comparison purposes, have been restated in the Amended Form 10-K/A (though not in the Form 10-Q for the quarter ended June 30, 2005). Accordingly, the information in the Form 10-Q for the quarter ended June 30, 2005 should be considered in light of the information in the Amended Form 10-K/A.
As previously announced in a Current Report on Form 8-K filed with the SEC on May 26, 2005, we identified certain transactions that we entered into in fiscal years 1998 through 2001 that were accounted for improperly. In a few instances, these transactions involved contemporaneous purchases and sales (or investments and licenses) of software products and services with the same or related third parties. These transactions appear not to have been negotiated on an arm’s-length basis and to have no valid commercial purpose. In several other cases, the terms of certain license agreements were altered by side agreements that would have prevented the full recognition of related revenue until some future period. While we entered into all of these transactions in fiscal years 1998 through 2001, the accounting treatment for these transactions required the initial deferral of revenue, and subsequent recognition of revenue in the period the contract became fixed and determinable, and therefore has also affected the financial statements for each of the subsequent fiscal years, including fiscal year 2005. These restatements are being made to eliminate the impact of these prior-period errors on subsequent periods. Additionally, as previously disclosed in our quarterly report on Form 10-Q for the quarter ended June 30, 2004, during the first quarter of fiscal year 2005, the Company recognized $13 million of revenue relating to certain prior business model contracts which had reduced revenue in prior fiscal periods. Since we are restating current and prior fiscal periods to correct prior period errors, we have determined that the $13 million of revenue recognized in the first quarter of fiscal 2005 should be reported in the applicable periods to which it related. Accordingly, an adjustment is also being made to reduce revenue in the first quarter of fiscal 2005 by $13 million and to increase revenue by $6 million in fiscal 2004, $4 million in fiscal 2003, and $3 million in fiscal 2002. The effects of these restatements are reflected in the financial statements and other financial data, including quarterly data, included in this Form 10-K/A. The restatements have no impact on cash flows provided by continuing operating activities. Refer to paragraph “a” of Note 12, “Restatements,” to the Consolidated Financial Statements for additional information.

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
In August 2005, we acquired the common stock of Niku Corporation (Niku), a leading provider of information technology management and governance solutions, in an all cash transaction valued at approximately $350 million, or approximately $280 million net of cash acquired. Niku’s primary software product, Clarity IT-MG, is an integrated suite that spans the full IT life cycle, from investment selection, to execution and delivery of initiatives, to results assessment. In January 2005, we announced we had signed an arrangement to resell, service, and support Niku’s Clarity software. We anticipate integrating Clarity IT-MG with our Business Service Optimization (BSO) unit.
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
And, we support our customers through the following means:
•	CA Technical Support — We have highly skilled customer response specialists who provide quality assistance online or over the phone, 24 hours a day, 365 days a year.

•	CA CustomerConnect — Customers can order and download software products, update their account information, and obtain support or assistance at any time through our website, ca.com/customerconnect. We have approximately 68,000 registered users on CustomerConnect. As part of CustomerConnect, we offer “SupportConnect,” which provides web-based problem diagnosis, program fixes, access to our customer support databases, and other sources of information.

•	CA Technology Services — The CA Technology Services organization offers customers a single point of contact for a broad range of post-sales services, from education and training to consulting and implementation. Our post-sales service engagements focus on our software products, helping us to ensure that our customers receive the highest level of satisfaction.

•	CA Education — Our education programs are designed to help our customers gain better value from our software. These programs are available at customer sites, CA Learning Centers, and through computer or web-based programs.
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
In the United States, product development is primarily performed at our facilities in San Diego, California; Lisle, Illinois; Leawood, Kansas; Framingham, Massachusetts; Waltham, Massachusetts; Mount Laurel, New Jersey; Princeton, New Jersey; Islandia, New York; Pittsburgh, Pennsylvania; Plano, Texas; and Herndon, Virginia. Internationally, we also perform product development in Australia, China, France, Germany, India, Israel, Japan, and the United Kingdom. For fiscal years ended March 31, 2005, 2004 and 2003, the costs of product development and enhancements charged to operations were $704 million, $693 million, and $688 million, respectively. In fiscal years 2005, 2004 and 2003, we capitalized costs of $70 million, $44 million, and $40 million, respectively, for internally developed software. The increase in capitalized costs for fiscal year 2005 as compared with fiscal year 2004 was principally related to an increase in the quality assurance portion of the development cycle for certain of our products that had reached technological feasibility.
Some of our software products have been acquired from other companies and individuals. We continually seek to complement and improve our software portfolio through acquisitions and strategic partnerships. The purchase price of acquired software products (purchased software) is capitalized and amortized over the estimated useful life of such products over a period not exceeding seven years.
Proprietary Rights
Certain aspects of our products and technology are proprietary. We rely on U.S. and foreign intellectual property laws, including patent, copyright, trademark, and trade secret laws to protect our proprietary rights. As of March 31, 2005, we have received approximately 300 patents worldwide and approximately 1,700 patent applications are pending worldwide for our software technology. However, the extent and duration of protection given to different types of intellectual property rights vary under different countries’ legal systems. Generally, our U.S. and foreign patents expire at various times over the next twenty years. While the duration of our patents varies, we believe that the duration of our patents is adequate. The expiration of any of our patents will not have a material adverse effect on our business. In some countries, full-scale intellectual property protection for our products and technology may be unavailable, and/or the laws of other jurisdictions may not protect our proprietary technology rights to the same extent as the laws of the United States. We also maintain contractual restrictions in our agreements with customers, employees, and others to protect our intellectual property rights. In addition, we occasionally license software and technology from third parties, including some competitors, and incorporate them into our own software products.
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
Employees
     The table below sets forth the approximate number of employees by location and department as of March 31, 2005:

Employees as
of March 31,
Location	2005
Corporate headquarters	2,200

Other U.S. offices	5,600

International offices	7,500

Total	15,300

Employees as
of March 31,
Department	2005
Product development	5,300
Sales and support	5,100
Professional services	1,300
Information technology support, finance, and administration	3,600

Total	15,300

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
(e) Available Information
Our website address is ca.com. All filings we make with the SEC, including our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K, and any amendments, are available for free on our website as soon as reasonably practicable after they are filed or furnished to the SEC. Our SEC filings are available to be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be obtained for free on the SEC’s Internet site at sec.gov. The reference to our website address does not constitute incorporation by reference of the information contained on the website in this Report or other filings with the SEC, and the information contained on the website is not part of this document.
Our website also contains information about our initiatives in corporate governance, including: our corporate governance principles; information concerning our Board of Directors including e-mail communication with them; the CA Code of Ethics (applicable to all of our employees, including our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and our directors); our Instructions for Calling the CA Compliance and Ethics Helpline; information concerning our Board Committees including the charters of the Audit and Compliance Committee, the Compensation and Human Resources Committee, the Corporate Governance Committee, and the Corporate Operations Committee; information on the Deferred Prosecution Agreement (DPA) we entered into in September 2004 as part of our settlement to resolve government investigations into past accounting practices including our progress under governance initiatives required under the DPA; and transactions in CA securities by

Directors and Executive Officers. These documents can also be obtained in print by writing to our Executive Vice President, General Counsel, and Corporate Secretary, Kenneth V. Handal, at the Company’s world headquarters in Islandia at the address listed on the cover of this Form 10-K/A. Refer to the Corporate Governance section in the Investors section of our website for details.
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
Mr. Artzt has been with the Company since June 1976 and an Executive Vice President since April 1987. He was named Executive Vice President of Products in 2004. From April 2002 to 2004, Mr. Artzt was Executive Vice President — eTrust Solutions and from 1987 to March 2002, he was Executive Vice President — Research and Development. Previously Mr. Artzt served as Senior Development Officer. Mr. Artzt was a Director of the Company from November 1980 until the annual meeting of stockholders in August 2005, when he did not stand for re-election.
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
Mr. Davis joined the Company in February 2005 as Executive Vice President and Chief Financial Officer. In this role, he is responsible for all of the Company’s financial functions for its business units worldwide. This includes the controller role, planning, treasury, tax, risk management, procurement, and facilities. Prior to joining the Company, Mr. Davis was with Dell Inc. since 1996. From 2001 to February 2005, Mr. Davis was Vice President for Corporate Finance and from November 2002 to February 2005, he was Chief Accounting Officer. In this position, Mr. Davis helped develop and implement Dell’s growth plan and enhanced its forecasting and reporting systems. From 1999 to 2001, he served as Vice President of Worldwide Corporate Planning at Dell. Prior to joining Dell, Mr. Davis was Assistant Corporate Controller at MCI Communications Corporation. Mr. Davis began his career at Price Waterhouse.
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
Item 6. Selected Financial Data.
The information set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this 2005 Form 10-K/A. The information provided in the following table has been adjusted to reflect the Company’s adoption of SFAS No. 123(R) (refer to Note 9, “Stock Plans” of the Consolidated Financial Statements for additional information) and the restatements indicated below.
As previously disclosed in the Original 2005 Form 10-K, the information with respect to fiscal years 2004, 2003, 2002 and 2001 has been restated to reflect the effects of certain prior period transactions that were previously improperly reported and other items (refer to the information under the “Explanatory Note” immediately preceding Part I, Item 1 of the Original 2005 Form 10-K). The restated fiscal year 2001 information set forth below also reflects an earlier restatement as described below under the heading “Prior Restatement of Previously Reported Selected Financial Data.” Additionally, the financial statements for fiscal years 2005 through 2002 have been restated to incorporate adjustments to revenue associated with the Company’s review of its revenue recognition policies. The restated financial statements from which this information is derived have been audited for fiscal years 2005, 2004, 2003 and 2001. The related financial statements for fiscal year 2002 are unaudited. See Note 12, “Restatements,” to the Consolidated Financial Statements for additional information.

The information in the following table has also been adjusted to remove the historical results of ACCPAC, which has been classified as a discontinued operation for all periods presented (refer to Note 2, “Acquisitions, Divestitures, and Restructuring” of the Consolidated Financial Statements for information concerning the ACCPAC divestiture).
STATEMENT OF OPERATIONS DATA

	Year Ended March 31,
	2005 (1)(6)	2004(1)(6)	2003(1)(6)	2002(1)(6)	2001(1)(2)(6)
	(restated)	(restated)	(restated)	(restated)	(restated)
		(in millions, except per share amounts)
Revenue	$3,560	$3,320	$3,057	$2,910	$4,609
Loss from continuing operations(3)	(2)	(81)	(340)	(1,158)	(375)
Basic loss from continuing operations per share(3)	$(0.01)	$(0.14)	$(0.60)	$(2.01)	$(0.65)
Diluted loss from continuing operations per share(3)	$(0.01)	$(0.14)	$(0.60)	$(2.01)	$(0.65)
Dividends declared per common share	0.08	0.08	0.08	0.08	0.08
BALANCE SHEET AND OTHER DATA

	March 31,
	2005	2004(1)	2003(1)	2002(1)	2001(1)(2)
	(restated)	(restated)	(restated)	(restated)	(restated)
			(in millions)
Cash provided by continuing operating activities	$1,527	$1,279	$1,310	$1,241	$1,335
Working capital	341	935	13	506	342
Total assets(4)	11,163	10,760	11,312	12,399	14,458
Deferred subscription revenue(5)	5,541	4,366	3,959	3,548	1,875
Long-term debt (less current maturities)	1,810	2,298	2,298	3,334	3,629
Stockholders’ equity	$4,942	$4,832	$4,477	$4,682	$5,799

(1)	As disclosed under the “Explanatory Note” immediately preceding Part I, Item I of this Form 10-K/A, the Company has restated certain financial data for the fiscal years ended March 31, 2005, 2004, 2003, 2002 and 2001. The effects on revenue related to these restatements were: for 2005, an increase of $30 million; for 2004, an increase of $44 million; for 2003, an increase of $30 million; for 2002, an increase of $24 million; and for 2001, a decrease of $53 million. The net effects on loss from continuing operations related to these restatements were: for 2005, a decrease of $19 million; for 2004, a decrease of $27 million; for 2003, a decrease of $29 million; for 2002, a decrease of $27 million; and for 2001, an increase of $18 million. Refer to Note 12, “Restatements” to the Consolidated Financial Statements for additional information.

(2)	As previously reported on Form 8-K filed with the SEC on April 26, 2004, the Company restated certain financial data for the fiscal year ended March 31, 2001. The net effect on revenue related to this restatement was an increase of $558 million and the net effect on loss from continuing operations was a decrease of $333 million.

(3)	In fiscal year 2005, we incurred an after-tax charge of approximately $144 million ($0.24 per share) related to the shareholder litigation and government investigation settlements, a tax expense charge of $55 million ($0.09 per share) related to the planned repatriation of $500 million in cash under the American Jobs Creation Act of 2004, and an after-tax charge of approximately $17 million ($0.03 per share) for severance and other expenses in connection with a restructuring plan. Refer to “Shareholder Litigation and Government Investigation Settlement,” “Income Taxes,” and “Restructuring Charge” within Results of Operations for additional information.

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

(4)	Certain prior year balances have been reclassified to conform to the current year’s presentation. Refer to Note 1, “Significant Accounting Policies —Reclassifications” of the Consolidated Financial Statements for additional information.

(5)	Deferred subscription revenue represents the aggregate portion of all undiscounted contractual and committed license agreements for which revenue has been deferred and will be recognized ratably. This balance is the sum of the following components: deferred subscription revenue (uncollected) — current and deferred subscription revenue (uncollected) — noncurrent, which are reported as contra accounts receivable in Note 5, “Trade and Installment Accounts Receivable” of the Consolidated Financial Statements; deferred subscription revenue (collected) — current and deferred subscription revenue (collected) — noncurrent, which are reported as liabilities on the Consolidated Balance Sheets.

(6)	The modified retrospective adoption of SFAS No. 123(R) increased total expenses by $39 million, $88 million, $126 million, $116 million and $142 million in fiscal years 2005, 2004, 2003, 2002 and 2001, respectively, and increased net loss by $34 million, $72 million, $99 million, $89 million and $106 million in fiscal years 2005, 2004, 2003, 2002 and 2001, respectively.

Prior Restatement of Previously Reported Selected Financial Data
Following the completion of the investigation by the Audit Committee of our Board of Directors on April 26, 2004, we filed a Current Report on Form 8-K to restate certain financial data for the fiscal years ended March 31, 2001 and 2000 (we refer to this restatement as the prior restatement as distinct from the later restatements described below). On September 22, 2004, we filed an amended Current Report on Form 8-K/A that included, among other things, a provision to provide audited restated financial statements for the fiscal years ended March 31, 2001 and 2000. We filed an amended Current Report on Form 8-K/A dated October 18, 2005 that included the audited restated financial statements for the fiscal years ended March 31, 2001 and 2000 (these three Current Reports, together, the Prior Restatement 8-Ks). None of the adjustments set forth for this prior restatement affected the amounts shown in our Consolidated Balance Sheets as of March 31, 2005, 2004, 2003, or 2002, and the related Consolidated Statements of Operations, Stockholders’ Equity, and Cash Flows for each of the fiscal years ended March 31, 2005, 2004, 2003, or 2002. As a result of the conduct leading to the prior restatement, the United States Attorney’s Office for the Eastern District of New York (USAO) and the SEC had previously launched investigations of the Company’s accounting practices and related obstruction of their investigations. On September 22, 2004, we reached agreements with the USAO and SEC by entering into the Deferred Prosecution Agreement (DPA) with the USAO and by consenting to the SEC’s filing of a Final Consent Judgment in the United States District Court for the Eastern District of New York. Refer to Note 7, “Commitments and Contingencies” of the Consolidated Financial Statements as well as the Current Report on Form 8-K/A dated October 18, 2005 for more information concerning the Audit Committee’s investigation and the agreements with the USAO and SEC.
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
The Audit Committee’s investigation found accounting irregularities that led to material misstatements of our financial reports for fiscal years 2001 and 2000, and prior periods. The effect of such prior period errors which have an impact on fiscal year 2000 have been considered as part of our prior restatement in the Prior Restatement 8-Ks. The Audit Committee believes that several factors contributed to the improper recognition of revenue in these periods, including a practice of holding the financial period open after the end of the fiscal quarters, providing customers with contracts with preprinted signature dates, late countersignatures by Company personnel, backdating of contracts, and not having sufficient controls to ensure the proper accounting under SOP 97-2. In addition, the Audit Committee found that certain former executives and other personnel were engaged in the practice of “cleaning up” contracts by, among other things, removing fax time stamps before providing agreements to the outside auditors. Certain of these executives and personnel have admitted to misleading our outside counsel, the Audit Committee and its counsel, and accounting advisers regarding these accounting practices. The exact findings of fact with respect to the Company’s actions can be found in the DPA, Final Consent Judgment, and related documents filed, including in the Current Report on Form 8-K/A filed September 22, 2004. We believe that we now have adequate systems and controls in place to assure proper treatment of revenue recognition for contracts executed under our current Business Model but will also consider additional improvements.
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
Restatements
In addition to the prior restatement, in the Original 2005 Form 10-K, the Company restated its consolidated financial statements for the fiscal years ended March 31, 2004 and 2003, the quarterly periods in fiscal years 2005 and 2004, and the selected financial data for fiscal years 2002 and 2001. Also, in this Amended Form 10-K, the Company is restating its consolidated financial statements for the fiscal years ended March 31, 2005, 2004, and 2003, as well as the quarterly periods in fiscal years ended March 31, 2005 and 2004, and the selected financial data for fiscal year ended March 31, 2002. The effects of these subsequent restatements are more fully described under the “Explanatory

Note” immediately preceding Part I, Item 1 of this Form 10-K/A, and are reflected in the table of selected financial data. See Note 12, “Restatements,” to the Consolidated Financial Statements for additional information.
We have not separately amended our Annual Reports on Form 10-K for the fiscal years ended March 31, 2004, 2003, 2002, 2001 and 2000 or our Quarterly Reports on Form 10-Q for the quarterly periods for the fiscal years ended March 31, 2005, 2004, 2003, 2002, 2001 and 2000. Consequently, the financial and other information contained in such reports should be read in conjunction with the restated financial data for these fiscal periods, which is set forth in the Prior Restatement 8-Ks and this Form 10-K/A.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Introduction
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) is intended to provide an understanding of our financial condition, change in financial condition, cash flow, liquidity, and results of operations. As described in Note 2, “Acquisitions, Divestitures, and Restructuring” of the Consolidated Financial Statements, in fiscal year 2004 we divested a subsidiary, ACCPAC International, Inc. (ACCPAC). The assets, liabilities, results of operations, and cash flow of ACCPAC have been classified as a discontinued operation for all periods presented prior to the sale of ACCPAC in March 2004. The following discussion and analysis of financial condition and results of operations excludes the effect of the discontinued operation.
Additionally, the information below reflects the effects of (1) the restatements announced in 2004 as more fully described in Part I, Item 6 of the 2005 Form 10-K/A, (2) the subsequent restatements more fully described in the “Explanatory Note” immediately preceding Part I, Item 1 of this Form 10-K/A, and (3) the restatement to reflect the modified retrospective adoption of SFAS No. 123(R) more fully described in Note 9, “Stock Plans” of the Consolidated Financial Statements, included in this Form 10-K/A. This Form 10-K/A is not superseding or restating financial statements contained in the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2005 or any current report on Form 8-K filed subsequent to March 31, 2005. However, the financial statements for the first quarter of the 2005 fiscal year, which are also contained in the Form 10-Q for the quarter ended June 30, 2005 for comparison purposes, have been restated in the Amended Form 10-K/A (though not in the Form 10-Q for the quarter ended June 30, 2005). Accordingly, the information in the Form 10-Q for the quarter ended June 30, 2005 should be considered in light of the information in the Amended Form 10-K/A.
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
We are focused on four key strategies to drive growth:
Internal Product Development
•	In fiscal year 2005, we invested approximately 20 percent of our revenue in research and development to deliver innovative and relevant technology. In particular, we are focused on market leadership in the core areas of systems management and security management.

•	In April 2005, we reorganized our product development group into five business units to enable us to be more accountable to business and customer needs and to be more responsive to the changing dynamics of the management software marketplace.
International Expansion
•	We are increasing our investments in emerging markets, such as China, India, and other countries, to expand our reach and to grow sales. Partnerships and relationships with systems integrators and channel participants are of particular importance in these regions.

•	In addition to our focus on enterprise customers, we are pursuing the small and medium sized customer market, particularly in the Europe, Middle East, and Africa (EMEA) region.
Alternative Routes to Market
•	We have a direct sales force of over 2,200 quota-carrying salespeople who generate most of our revenue. However, not all customers buy technology directly from the software vendor, providing additional growth opportunities in the area of indirect sales. Developing further channel partnerships is a top priority for us.

•	To help accelerate the growth of our channel business, we recently launched a new Enterprise Solution Provider Program that makes it easier for customers to buy products and to eliminate potential conflicts between direct and indirect sales channels.

•	We have moved to a named account structure, where our direct sales organization will focus on developing relationships with the largest and most important customers. Other accounts will primarily be serviced by reseller partners.

•	We will also partner with OEMs and global systems integrators that play an important role in determining technology purchases in large enterprises.

•	Channel partnerships will also allow us to more cost effectively pursue the small and medium size customer market and will provide us a larger technical pool from which we can draw resources to provide professional services to our customers.
Strategic Acquisitions
•	While internal product development is critical to our long-term success, targeted acquisitions of technologies are equally important.

•	We will continue to make small- to medium-sized acquisitions in our core areas of systems and security management for the enterprise, similar to our recent acquisitions of Pest Patrol, Netegrity, Concord, and Niku.
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
On March 16, 2005, pursuant to the DPA and Final Consent Judgment, the United States District Court issued an order appointing attorney Lee S. Richards III, Esq., of Richards Spears Kibbe & Orbe LLP, to serve as Independent Examiner. The Independent Examiner is reviewing our compliance with the DPA and Final Consent Judgment and reported his findings and recommendations to the USAO, SEC and Board of Directors on or about September 16, 2005, and will do so quarterly thereafter. We issued a report on our progress under the DPA and Final Consent Judgment in the proxy statement filed with the SEC in July 2005.
Refer to Note 7, “Commitments and Contingencies” of the Consolidated Financial Statements for additional information concerning the government investigation.
Acquisitions and Divestures
In June 2005, we entered into a definitive agreement to acquire Niku a leading provider of information technology management and governance solutions, in an all cash transaction valued at approximately $350 million, or approximately $280 million net of cash acquired. Niku’s primary software product, Clarity IT-MG, is an integrated suite that spans the full IT life cycle, from investment selection, to execution and delivery of initiatives, to results assessment. In January 2005, we had announced we had signed a partnership to resell, service, and support Niku’s Clarity software. We anticipate integrating Clarity IT-MG with our Business Service Optimization (BSO) unit. The acquisition was completed on July 29, 2005.
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
Business Model
As described in greater detail in Item 1, “Business,” of the Company’s Form 10-K/A, we license our software products directly to customers as well as through distributors, resellers, and VARs. We generate revenue from the following sources: license fees — licensing our products on a right-to-use basis; maintenance fees — providing customer technical support and product enhancements; and service fees — providing professional services such as product implementation, consulting, and education services. The timing and amount of fees recognized as revenue during a period are determined individually by license agreement, based on its duration and specific terms.
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
Our subscription-based Business Model is unique among our competitors in the software industry and particularly during the Transition Period it is difficult to compare our results for many of our performance indicators with those of our competitors. The following is a summary of the principal quantitative performance indicators that management uses to review performance:

				Percent
For the Year Ended March 31,	2005	2004	Change	Change
(dollars in millions)	(restated)	(restated)
Subscription revenue	$2,544	$2,101	$443	21%
Total revenue	$3,560	$3,320	$240	7%
Subscription revenue as a percent of total revenue	72%	63%	9%	14%
New deferred subscription revenue (direct)	$3,493	$2,298	$1,195	52%
New deferred subscription revenue (indirect)	$144	N/A	N/A	N/A
Weighted average license agreement duration in years (direct)	3.10	2.78	0.32	12%
Cash from continuing operating activities	$1,527	$1,279	$248	19%
Loss from continuing operations	$(2)	$(81)	$79	(98%)

				Percent
As of March 31,	2005	2004	Change	Change
(dollars in millions)
Total cash, cash equivalents, and marketable securities	$3,125	$1,902	$1,223	64%
Total debt	$2,636	$2,300	$336	15%
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
New Deferred Subscription Revenue — New deferred subscription revenue represents the total undiscounted incremental value (contract value) of subscription software licenses sold in a period. In the second quarter of fiscal year 2005, we began offering more flexible license terms to our channel partners, necessitating ratable recognition of revenue for the majority of our indirect business. Prior to July 1, 2004, such channel license revenue had been recorded on a sell-through basis (when a distributor, reseller, or VAR sells the software product to their customers) and reported on the “Software fees and other” line item on the Consolidated Statements of Operations. New deferred subscription revenue excludes the value associated with maintenance-only license agreements, license-only indirect sales, and professional services arrangements and does not include that portion of bundled maintenance or unamortized discounts that get converted into subscription revenue upon renewal of prior business model contracts.
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

	Fiscal Year 2005			Fiscal Year 2004
			Percentage			Percentage
	Percentage of		of	Percentage of		of
	Total		Dollar	Total		Dollar
	Revenue		Change	Revenue		Change
			2005/			2004/
	2005	2004	2004	2004	2003	2003
	(restated)	(restated)		(restated)	(restated)
Revenue:
Subscription revenue	72%	63%	21%	63%	52%	33%
Maintenance	12%	16%	(15%)	16%	21%	(20%)
Software fees and other	7%	10%	(23%)	10%	12%	(9%)
Financing fees	2%	4%	(43%)	4%	7%	(39%)
Professional services	7%	7%	4%	7%	8%	(6%)
Total revenue	100%	100%	7%	100%	100%	9%
Total Revenue
Total revenue for the fiscal year ended March 31, 2005 increased $240 million from the fiscal year ended March 31, 2004, to $3.560 billion. This increase was partially a result of the transition to our Business Model, which contributed additional subscription revenue from the prior fiscal year. The increase in total revenue was also partially attributable to the sales of Netegrity products which contributed approximately $32 million of revenue in the second half of fiscal year 2005. In addition, as our international contracts are denominated in local currencies, the strengthening of both the euro and the British pound as well as certain other currencies against the U.S. dollar increased our revenue by approximately $103 million. Total revenue in fiscal year 2005 as compared with fiscal year 2004 was negatively impacted by anticipated decreases in maintenance and financing fees resulting from how these items are accounted for under the Business Model. The recognition of maintenance and financing fees under our Business Model is discussed further under “Subscription revenue” in this MD&A. Our revenues were further negatively impacted by the fact that beginning in the second quarter of fiscal year 2005, revenue from certain contracts in our channel business is recorded as new deferred subscription revenue, which will be ratably recognized into subscription revenue in future periods compared to prior periods when the majority of such revenue was recognized up-front.
Total revenue for the fiscal year ended March 31, 2004 increased $263 million from the fiscal year ended March 31, 2003, to $3.320 billion. This increase in total revenue was primarily due to the transition to our Business Model that began during the third quarter of fiscal year 2001. This transition resulted in an increase in subscription revenue from fiscal year 2003, partially offset by an anticipated decrease in maintenance and financing fees as described below. Professional services and software fees and other revenue collectively decreased by $47 million for fiscal year 2004 as described below. In addition, in fiscal year 2004, there was a positive impact to revenue of $173 million compared to fiscal year 2003 due to fluctuations in foreign currency exchange rates, primarily associated with the strengthening of both the euro and the British pound versus the U.S. dollar. Continued cautious capital spending by our existing and potential customers impacted bookings of new license agreements and revenue in fiscal year 2004.
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
Subscription revenue for the fiscal year ended March 31, 2005 increased $443 million from fiscal year 2004, to $2.544 billion. For the years ended March 31, 2005 and 2004, we added new deferred subscription revenue related to our direct business of $3.493 billion and $2.298 billion, respectively. Licenses executed under our Business Model in the years ended March 31, 2005 and 2004 had weighted average durations of 3.1 and 2.8 years, respectively. Annualized deferred subscription revenue represents the total value of all new software license agreements entered into during a period divided by the weighted average life of all such license agreements recorded during the same period. Annualized deferred subscription revenue related to our direct business increased approximately $301 million, or 36%, for the fiscal year ended March 31, 2005 over the comparable prior fiscal year to $1.127 billion. In addition, we recorded $144 million of new deferred subscription revenue for the fiscal year ended March 31, 2005 related to our indirect business. Subscription revenue was further increased as a result of how we record maintenance revenue under our Business Model as described below.
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
Subscription revenue for the fiscal year ended March 31, 2004 increased $523 million from fiscal year 2003 to $2.101 billion. Similar to the increase in fiscal year 2005, the increase was primarily due to our transition to our Business Model. Fiscal year 2004 included subscription revenue earned from prior business model software license agreements that renewed during fiscal year 2004. These license agreements did not contribute to revenue in fiscal year 2003. During fiscal years 2004 and 2003, we added new deferred subscription revenue of $2.298 billion and $1.883 billion, respectively.
Maintenance
As expected, maintenance revenue for fiscal years 2005 and 2004 continued to decline, reflecting a decrease of $79 million and $128 million, respectively, from the prior fiscal years to $441 million and $520 million, respectively. The decrease in maintenance revenue for both years reflects the transition to and increased number of license agreements executed under our Business Model, where maintenance revenue, bundled along with license revenue, is reported on the “Subscription revenue” line item on the Consolidated Statements of Operations. The combined maintenance and license revenue on these types of license agreements is recognized on a monthly basis ratably over the term of the agreement. The decrease was partially offset by new maintenance revenue earned from customers who elected optional maintenance at the expiration of their non-term-based license agreements. The quantification of the impact that each of these factors had on the decrease in maintenance revenue is not determinable since maintenance bundled with software licenses under our Business Model is not separately identified. For the fiscal year ended March 31, 2005, maintenance revenue from our indirect business increased $36 million from the fiscal year ended March 31, 2004, to $59 million.
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
Financing Fees
Financing fees result from the initial discounting to present value of product sales with extended payment terms under the prior business model, which required up-front revenue recognition. This discount initially reduced the related installment accounts receivable and was referred to as “Unamortized discounts.” The related unamortized discount is amortized over the life of the applicable license agreement and is reported as financing fees. Under our Business Model, additional unamortized discounts are no longer recorded, since we no longer recognize revenue on an up-front basis for sales of products with extended payment terms. As expected, for fiscal years 2005 and 2004, financing fees continued to decline, reflecting a decrease of $57 million and $85 million, respectively, from the prior fiscal years to $77 million and $134 million, respectively. The decrease in financing fee revenue for both years is attributable to the discontinuance of offering license agreements under the prior business model and is expected to decline to zero over the next several years.
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

	Fiscal Year 2005			Fiscal Year 2004
	(dollars in millions)
	(restated)	(restated)		(restated)	(restated)
	2005	2004	Change	2004	2003	Change
United States	$1,838	$1,755	5%	$1,755	$1,748	—
International	1,722	1,565	10%	1,565	1,309	20%

	$3,560	$3,320	7%	$3,320	$3,057	9%
International revenue increased $157 million, or 10%, in fiscal year 2005 as compared with fiscal year 2004. The increase in international revenue was primarily attributable to a positive impact to revenue from fluctuations in foreign currency exchange rates of approximately $103 million for fiscal year 2005 over fiscal year 2004. The increase in foreign currency exchange is primarily associated with the strengthening of both the euro and the British pound versus the U.S. dollar. The increase was also a result of an increase in contract bookings in prior periods associated with our European business. The increase in revenue from the United States was primarily attributable to an increase in contract booking in prior periods as well as an increase in professional services revenue. The increase was partially offset by decreases in revenue from maintenance, finance fees, and software fees and other revenue.
International revenue increased $256 million, or 20%, in fiscal year 2004 as compared with fiscal year 2003. The increase in international revenue was primarily attributable to a positive impact to revenue from fluctuations in foreign currency exchange rates of approximately $173 million for fiscal year 2004 over fiscal year 2003, which was primarily caused by the strengthening of both the euro and the British pound versus the U.S. dollar. The increase was also a result of an increase in contract bookings in prior periods associated with our European business. Despite an increase in fiscal year 2004 of combined subscription, maintenance, and financing revenue in the United States of approximately $59 million, compared with fiscal year 2003, total revenue in the United States declined slightly primarily due to a decrease in professional services revenue and software fees and other.
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

	Fiscal Year 2005			Fiscal Year 2004
			Percentage			Percentage
	Percentage of		of	Percentage of		of
	Total		Dollar	Total		Dollar
	Revenue		Change	Revenue		Change
			2005/			2004/
	2005	2004	2004	2004	2003	2003
	(restated)	(restated)		(restated)	(restated)
Operating expenses:
Amortization of capitalized software costs	13%	14%	(3%)	14%	15%	—
Cost of professional services	6%	7%	2%	7%	8%	(7%)
Selling, general, and administrative	38%	39%	4%	39%	45%	(6%)
Product development and enhancements	20%	21%	2%	21%	23%	1%
Commission and royalties	10%	8%	27%	8%	8%	10%
Depreciation and amortization of other intangible assets	4%	4%	(3%)	4%	5%	(4%)
Goodwill impairment	—	—	—	—	3%	(100%)
Other gains/expenses, net	—	2%	N/A	2%	3%	(45%)
Restructuring charge	1%	—	N/A	—	—	—
Shareholder litigation and government investigation settlements	7%	5%	39%	5%	—	N/A
Total operating expenses	97%	99%	5%	99%	109%	(1%)
Interest expense, net	3%	4%	(9%)	4%	6%	(31%)

Note — Amounts may not add to their respective totals due to rounding.
Amortization of Capitalized Software Costs
Amortization of capitalized software costs consists of the amortization of both purchased software and capitalized internally generated software development costs. Internally generated capitalized software costs are related to new products and significant enhancements to existing software products that have reached the technological feasibility stage. Amortization of capitalized software costs for fiscal years 2005 and 2004 decreased $16 million and $2 million, respectively, from the prior fiscal years to $447 million and $463 million, respectively. The total decrease for both years was due primarily to certain purchased software assets becoming fully amortized. We recorded amortization of purchased software products for the fiscal years ended March 31, 2005, 2004, and 2003 of $406 million, $423 million, and $430 million, respectively. We recorded amortization of capitalized internally generated software development costs for the fiscal years ended March 31, 2005, 2004, and 2003 of $41 million, $40 million, and $35 million, respectively.
Cost of Professional Services
Cost of professional services consists primarily of the personnel-related costs associated with providing professional services and training to customers. Cost of professional services for fiscal year 2005 increased $5 million from fiscal year 2004 to $229 million. This increase was partially offset by approximately $12 million of professional services costs related to services sold in combination with related software products, which requires that the total estimated cost of such services be deferred and recognized ratably over the life of the related software contract period. Cost of professional services for the fiscal year ended March 31, 2005 and 2004 included approximately $4 million and $5 million, respectively, of stock-based compensation expense associated with the Company’s adoption of the provisions of SFAS No. 123(R) under the modified retrospective application method. Refer to Note 9, “Stock Plans” for additional information.
The improvement in professional services gross margin is attributable to a more effective utilization of professional staff associated with slightly reduced headcount and increased professional services revenue.
Cost of professional services for fiscal year 2004 decreased $18 million from fiscal year 2003 to $224 million. This decrease was due primarily to the reduction in professional services engagements, a reduction in personnel costs resulting from efficiencies associated with the combination of our pre-sales and post-sales professional services organizations in fiscal year 2004, and a reduction of $3 million due to an increase in services sold in combination with related software products, which requires that the total estimated cost of such services be deferred and recognized ratably over the life of the related software contract period. Cost of professional services for the fiscal year ended March 31, 2004 and 2003 included approximately $5 million of stock-based compensation expense.
Selling, General, and Administrative (SG&A)
SG&A expenses for fiscal year 2005 increased $46 million from fiscal year 2004 to $1.346 billion. The increase was primarily attributable to an increase in personnel related costs. SG&A for the fiscal year ended March 31, 2005 and 2004 included approximately $53 million and $59 million, respectively, of stock-based compensation expense. In addition, in fiscal year 2005 we recorded a credit of approximately $25 million for the provision of doubtful accounts, which is lower than the credit of $53 million we recorded in fiscal year 2004. The credit in the provision for doubtful accounts is a result of the reduction in the prior business model accounts receivable. Under the Business Model, amounts due from customers are offset by related deferred subscription revenue, resulting in little or no carrying value on the balance sheet. In addition, under the Business Model, customer payments are often received in advance of revenue recognition, which results in a reduced net credit exposure. Each of these items reduces the need to provide for estimated bad debts. SG&A for the years ended March 31, 2005 and 2004 also included approximately $24 million and $30 million, respectively, of legal expenses related to the government investigation and, for the year ended March 31, 2005, included $31 million for consulting and other fees associated with our Sarbanes-Oxley compliance program. Further, in the fourth quarter of fiscal year 2005, we realized a gain of approximately $8 million on the sale of an investment that was included in SG&A.
SG&A expenses for fiscal year 2004 decreased $84 million from fiscal year 2003 to $1.300 billion. The decrease was primarily attributable to a reduction in the provision of doubtful accounts of $121 million. As noted above, this decrease is a result of how we account for contractual commitments under the Business Model. The decrease in SG&A was partially offset by a $15 million expense for severance and other termination benefits in connection with the reorganization of the U.S. channel sales organization and the creation of CA Technology Services in April 2003, as well as other increases in personnel and related costs. In addition, we incurred legal and other professional service expenses associated with the investigations conducted by the Audit Committee, the SEC, and the U.S. Attorney’s Office of approximately $30 million, which represents an increase of approximately $24 million from fiscal year 2003. SG&A for the fiscal years ended March 31, 2004 and 2003 each included approximately $59 million and $78 million, respectively, of stock-based compensation expense.
Product Development and Enhancements
For fiscal year 2005, product development and enhancement expenditures, also referred to as research and development, increased $11 million compared to fiscal year 2004 to $704 million. Product development and enhancement expenditures were approximately 20% and 21% of total revenue for fiscal years ended March 31, 2005 and 2004, respectively. Product development and enhancements for the years ended March 31, 2005 and 2004 included approximately $31 million and $33 million, respectively, of stock-based compensation expense. During fiscal year 2005, we continued to focus on and invest in product development and enhancements for emerging technologies such as wireless, Web services and on-demand computing, as well as a broadening of our enterprise product offerings.
Product development and enhancement expenditures for fiscal year 2004 increased $5 million from fiscal year 2003 to $693 million. The increase was primarily a result of an increase in general operating expenditures, as we continue to invest in product development and enhancements such as emerging technologies and a general broadening of our enterprise product offerings. Product development and enhancement expenditures were approximately 21% and 23% of total revenue in each of the fiscal years ended March 31, 2004 and 2003, respectively. Product development and enhancements for the years ended March 31, 2004 and 2003 included approximately $33 million and $44 million, respectively, of stock-based compensation expense.
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
Other Gains/Expenses, Net
Gains and losses attributable to sales of fixed assets, certain foreign currency exchange rate fluctuations, and certain other infrequent events have been included in the “Other gains/expenses, net” line item on the Consolidated Statements of Operations. The components of “Other gains/expenses, net” are as follows:

	Year Ended March 31,
	2005	2004	2003
	(in millions)
(Gains) losses attributable to sales of fixed assets	$—	$(19)	$3
Expenses attributable to fluctuations in foreign currency exchange rates	8	41	66
(Gains) expenses attributable to legal settlements	(13)	26	15
Impairment of capitalized software	—	4	—
Payment to Ranger Governance Ltd	—	—	10

Total	$(5)	$52	$94

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
Operating Margins
For fiscal year 2005, our pretax income from continuing operations was $2 million as compared to a pretax loss from continuing operations of $98 million in fiscal year 2004. The improvement in operating margins was primarily related to an increase in revenue and an improvement in cost controls, partially offset by the shareholder litigation and government investigation settlement expense of $234 million recorded in fiscal year 2005.
Income Taxes
Our effective tax rate from continuing operations was approximately 200%, 17%, and 24% for fiscal years 2005, 2004, and 2003, respectively. Refer to Note 8, “Income Taxes” of the Consolidated Financial Statements for additional information.
The income tax expense for the fiscal year ended March 31, 2005 includes a charge of $55 million or $0.09 per share reflecting the estimated cost of repatriating approximately $500 million under the American Jobs Creation Act of 2004. We received a benefit of approximately $35 million or $0.06 per share in the quarter ending June 30, 2005 reflecting the Department of Treasury and Internal Revenue Service (IRS) Notice 2005-38 issued on May 10, 2005 which will substantially reduce the taxes associated with the repatriation. Income tax expense was partially offset by a $26 million or $0.04 per share tax benefit attributable to a refund claim originally made for additional tax benefits associated with prior fiscal years. We received a letter from the IRS approving the claim for this refund in September 2004.
Selected Quarterly Information
The following table has been adjusted to reflect the Company’s adoption of SFAS No. 123(R) (refer to Note 9, “Stock Plans” of the Consolidated Financial Statements for additional information). In addition, as disclosed under the “Explanatory Note” immediately preceding Part I, Item I of the Company’s Form 10-K/A, the selected quarterly financial data has been restated. Also refer to Note 12, “Restatements” of the Consolidated Financial Statements for additional information, including a reconciliation of amounts previously reported with the corrected amounts.

2005 Quarterly Results	June 30	Sept. 30(1)	Dec. 31(2)	Mar. 31(3)	Total
	(restated)	(restated)	(restated)	(restated)	(restated)
	(in millions, except per share amounts)
Revenue	$861	$865	$917	$917	$3,560
Percent of annual revenue	24%	24%	26%	26%	100%
Income (loss) from continuing operations	$47	$(96)	$31	$16	$(2)
Basic earnings (loss) from continuing operations per share	$0.08	$(0.17)	$0.05	$0.03	$(0.01)
Diluted earnings (loss) from continuing operations per share	$0.08	$(0.17)	$0.05	$0.03	$(0.01)

2004 Quarterly Results	June 30	Sept. 30(4)	Dec. 31(5)	Mar. 31(6)	Total
	(restated)	(restated)	(restated)	(restated)	(restated)
	(in millions, except per share amounts)
Revenue	$792	$812	$848	$868	$3,320
Percent of annual revenue	24%	24%	26%	26%	100%
(Loss) income from continuing operations	$(12)	$(105)	$8	$28	$(81)
Basic earnings (loss) from continuing operations per share	$(0.02)	$(0.18)	$0.02	$0.05	$(0.14)
Diluted earnings (loss) from continuing operations per share	$(0.02)	$(0.18)	$0.02	$0.05	$(0.14)

(1)	Includes an after-tax charge of approximately $130 million related to the shareholder litigation and government investigation settlements, an after-tax charge of approximately $17 million for severance and other expenses in connection with a restructuring plan (refer to “Shareholder Litigation and Government Investigation Settlement” and “Restructuring Charge” within Results of Operations for additional information), and an after-tax credit of approximately $3 million related to a reduction in the allowance for doubtful accounts (refer to Note 5, “Trade and Installment Accounts receivable” of the Consolidated Financial Statements for additional information).

(2)	Includes an after-tax charge of approximately $6 million of cash and stock-based compensation expense associated with the appointment of our new President and CEO in November 2004 and an after-tax credit of approximately $4 million related to a reduction in the allowance for doubtful accounts (refer to Note 5, “Trade and Installment Accounts receivable” of the Consolidated Financial Statements for additional information).

(3)	Includes a tax expense charge of $55 million ($0.09 per share) related to the planned repatriation of $500 million in cash under the American Jobs Creation Act of 2004 (Refer to “Income Taxes” within Results of Operations for additional information), an after-tax gain of approximately $10 million related to the settlement with Quest Software Inc., and an after-tax credit of approximately $8 million related to a reduction in the allowance for doubtful accounts (refer to Note 5, “Trade and Installment Accounts receivable” of the Consolidated Financial Statements for additional information).

(4)	Includes an after-tax charge of approximately $100 million related to Shareholder Litigation Settlement. Refer to “Shareholder Litigation Settlement and Investigation Charge” within Results of Operations for additional information.

(5)	Includes an after-tax credit of approximately $10 million related to a reduction in the allowance for doubtful accounts (refer to Note 5, “Trade and Installment Accounts receivable” of the Consolidated Financial Statements for additional information).

(6)	Includes an after-tax charge of $10 million related to the government investigation (refer to Note 7, “Commitments and Contingencies” of the Consolidated Financial Statements for additional information) and an after-tax credit of approximately $28 million related to a reduction in the allowance for doubtful accounts (refer to Note 5, “Trade and Installment Accounts receivable” of the Consolidated Financial Statements for additional information).
Liquidity and Capital Resources
Cash, cash equivalents, and marketable securities totaled $3.125 billion on March 31, 2005, an increase of $1.223 billion from the March 31, 2004 balance of $1.902 billion. Cash generated from continuing operating activities for fiscal year 2005 was $1.527 billion, an increase of $248 million from the prior year’s cash from continuing operations of $1.279 billion.
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
As of March 31, 2005 and 2004, our debt arrangements consisted of the following:

	2005		2004
	Maximum	Outstanding	Maximum	Outstanding
Debt Arrangements	Available	Balance	Available	Balance
(in millions)
2002 Revolving Credit Facility (terminated December 2004)	$––	$––	$470	$––
2004 Revolving Credit Facility (expires December 2008)	1,000	––	––	––
Commercial paper	400	––	400	––
6.375% Senior Notes due April 2005	––	825	––	825
5.000% Convertible Senior Notes (called March 2005)	––	––	––	660
6.500% Senior Notes due April 2008	––	350	––	350
4.750% Senior Notes due November 2009	––	500	––	––
1.625% Convertible Senior Notes due December 2009	––	460	––	460
5.625% Senior Notes due November 2014	––	500	––	––
International line of credit	5	––	5	––
Other	––	1	––	5

Total		$2,636		$2,300

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
Other Matters
In June 2005, we entered into a definitive agreement to acquire Niku Corporation (Niku), a leading provider of information technology management and governance solutions, in an all cash transaction valued at approximately $350 million, or approximately $280 million net of cash acquired. Niku’s primary software product, Clarity IT-MG, is an integrated suite that spans the full IT life cycle, from investment selection, to execution and delivery of initiatives, to results assessment. In January 2005, we had announced we had signed a partnership to resell, service, and support Niku’s Clarity software. We anticipate integrating Clarity IT-MG with our Business Service Optimization (BSO) unit. The acquisition was completed on July 29, 2005.
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
In March 2004, we received approximately $90 million in cash from the sale of our approximate 90% interest in ACCPAC. In April 2004, we received the remaining proceeds of approximately $14 million. See Item 1, “Business — Business Developments” in the 2005 Form 10-K/A for additional information.
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
In October 2003, we established a software development center in Hyderabad, India (the India Technology Center) for the purpose of enhancing our development and support capabilities and to take advantage of certain incentives made available by the Government of Andhra Pradesh (GoAP) in accordance with local law. We currently employ approximately 770 professionals and have approximately 135,000 square feet of commercially leased office space in Hyderabad. In February 2004, we entered into a definitive agreement with the GoAP to acquire more than 30 acres in an undeveloped Software Technology Park zone outside Hyderabad, where we intend to construct a development facility. We have delivered a $2 million bank guarantee in favor of the GoAP to secure our title to the 30-acre site. To date, we have invested approximately $30 million in connection with operations of the India Technology Center, related capital equipment, and early-stage planning for the development of our facility in Hyderabad.
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

	Payments Due by Period
		Less Than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(in millions)
Long-term debt obligations (inclusive of interest)	$3,132	$912	$168	$1,421	$631
Operating lease obligations(1)	499	128	165	89	117
Purchase obligations	27	10	8	2	7
Other long-term liabilities(2)	97	33	24	17	23

Total	$3,755	$1,083	$365	$1,529	$778

(1)	The contractual obligations for noncurrent operating leases include sublease income totaling $132 million expected to be received in the following periods: $30 million (less than 1 year); $49 million (1-3 years); $34 million (3-5 years); and $19 million (more than 5 years).

(2)	Other long-term liabilities primarily relate to operating expenses associated with operating lease obligations.
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

Income Taxes
When we prepare our consolidated financial statements, we estimate our income taxes in each of the jurisdictions in which we operate. We record this amount as a provision for taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” This process requires us to estimate our actual current tax liability in each jurisdiction; estimate differences resulting from differing treatment of items for financial statement purposes versus tax return purposes (known as “temporary differences”), which result in deferred tax assets and liabilities; and assess the likelihood that our deferred tax assets and net operating losses will be recovered from future taxable income. If we believe that recovery is not likely, we establish a valuation allowance. We have recognized as a deferred tax asset a portion of the tax benefits connected with losses related to operations. As of March 31, 2005, our gross deferred tax assets, net of a valuation allowance, totaled $379 million. Realization of these deferred tax assets assumes that we will be able to generate sufficient future taxable income so that these assets will be realized. The factors that we consider in assessing the likelihood of realization include the forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets.
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
Accounting for Stock-Based Compensation
We currently maintain stock-based compensation plans. We use the Black-Scholes option-pricing model to compute the estimated fair value of certain stock-based awards. The Black-Scholes model includes assumptions regarding dividend yields, expected volatility, expected lives, and risk-free interest rates. These assumptions reflect our best estimates, but these items involve uncertainties based on market and other conditions outside of our control. As a result, if other assumptions had been used, stock-based compensation expense could have been materially impacted. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in future years.
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
New Accounting Pronouncements
In October 2004, the American Jobs Creation Act of 2004 was signed into law. This act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided that certain criteria are met. In addition, on December 21, 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. The Company expects to repatriate approximately $500 million of cash under the American Jobs Creation Act of 2004 during fiscal year 2006 and has therefore accrued a $55 million or $0.09 per share tax charge in fiscal year 2005. We received a benefit of approximately $35 million or $0.06 per share in the quarter ending June 30, 2005 reflecting the Department of Treasury and IRS Notice 2005-38 issued on May 10, 2005 which will substantially reduce the taxes associated with the repatriation.
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

Our operating results and revenue are subject to fluctuations caused by many economic factors associated with our industry and the markets for our products which, in turn, may individually and collectively affect our revenue, profitability and cash flow in adverse and unpredictable ways.
Quarterly and annual results of operations are affected by a number of factors, associated with our industry and the markets for our products, including those listed below, which in turn could adversely affect our revenue, profitability, and cash flow in the future.
•	Timing and impact of threat outbreaks (e.g. worms and viruses);

•	The rate of adoption of new product technologies and releases of new operating systems;

•	Demand for products and services;

•	Length of sales cycle;

•	Customer implementation of our products;

•	Magnitude of price and product and/or services competition;

•	Introduction of new hardware;

•	General economic conditions in countries in which customers do a substantial amount of business;

•	Customer budgets for hardware, software and services;

•	Ability to develop and introduce new or enhanced versions of our products;

•	Changes in foreign currency exchange rates;

•	Ability to control costs;

•	The size of licensing transactions;

•	Reorganizations of the sales and technical services forces;

•	The results of litigation, including the government and internal investigations;

•	Ability to retain and attract qualified personnel; and

•	Reaction of customers to our Business Model.
Any of the foregoing factors, among others, may cause our operating expenses to be disproportionately high, or cause our revenue and operating results to fluctuate. As a consequence, our business, financial condition, operating results, and cash flow could be adversely affected.
Because we have significant international operations that are affected by economic and market conditions as well as intracompany decisions and capabilities, our sales and revenue may be affected in unpredictable ways.
International revenue has historically represented a significant percentage of our total worldwide revenue. Continued success in selling our products outside the United States will depend on a variety of market and business factors, including:
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
We have entered into a Deferred Prosecution Agreement (DPA) with the U.S. Attorney’s Office for the Eastern District of New York (USAO) and a Final Consent Judgment with the SEC and if we violate either agreement we may be subject to, among other things, criminal prosecution or civil penalties which could adversely affect our credit ratings, stock price, ability to attract or retain employees and, therefore, our sales, revenue and client base.
Our agreements with the USAO and the SEC resolve their investigations into certain of our past accounting practices, including our revenue recognition policies and procedures, and obstruction of their investigations provided we comply with certain continuing requirements under these agreements. We describe some of these requirements below. (For more information about our agreements with the USAO and the SEC, refer to Note 7, “Commitments and Contingencies” of the Consolidated Financial Statements as well as our Current Report on Form 8-K filed September 22, 2004.)

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
We may encounter difficulties in successfully integrating companies and products that we have acquired or may acquire into our existing business and, therefore, such failed integration may adversely affect our infrastructure, market presence, results of operations and stock price.
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
We are subject to intense competition in product and service offerings and pricing, and we expect to face increased competition in the future, which could hinder our ability to attract and retain employees and diminish demand for our products and, therefore, reduce our sales, revenue and market presence.
The markets for our products are intensely competitive, and we expect product and service offerings and pricing competition to increase. Some of our competitors have longer operating histories, greater name recognition, larger technical staffs, established relationships with hardware vendors, and/or greater financial, technical, and marketing resources. Competitors for our various products include large technology companies. We also face competition from numerous smaller companies and shareware authors that may develop competing products. The competition may affect our ability to attract and retain the technical skills needed to provide services to our customers, forcing us to become more reliant on delivery of services through third parties. This, in turn, could increase operating costs and decrease our revenue, profitability and cash flow.
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
Certain software that we use in daily operations is licensed from third parties and thus may not be available to us in the future, which has the potential to delay product development and production and, therefore, decrease revenues and profits.
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
Certain software we use is from open source code sources which under certain circumstances may lead to increased costs and, therefore, decreased cash flow.
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
If our products do not remain compatible with ever-changing operating environments we could lose customers and the demand for our products and services could decrease, which would negatively impact sales and revenue.
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
Failure to timely adapt to technological change could adversely affect our revenues and earnings.
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

Discovery of errors in our software could adversely affect our revenues and earnings and subject us to product liability claims, which may be costly and time consuming.
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
Our credit ratings have been downgraded and could be downgraded further which would require us to pay additional interest under our credit agreement and could adversely affect our ability to borrow.
Our credit ratings from Moody’s Investor Service and Standard & Poor’s were downgraded in 2003. In March 2004, Moody’s again lowered our senior unsecured debt rating to Ba1, which is below investment grade, and our short-term rating for commercial paper to Not-Prime. In April 2004, S&P lowered our senior unsecured debt rating to BBB- and our short-term rating for commercial paper to A-3. S&P has placed us on negative outlook. In November 2004, Fitch Ratings initiated rating of our long-term and short-term debt and rated our senior unsecured notes BBB-.
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
We have a significant amount of debt and failure to generate sufficient cash as our debt becomes due or to renew credit lines prior to their expiration may adversely affect our business, financial condition, operating results, and cash flow.
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
Our future success is highly dependent upon our proprietary technology, including our software. Failure to protect such technology could lead to our loss of valuable assets and competitive advantage. We protect our proprietary information through the use of patent, copyright, trademark, trade secret laws, confidentiality procedures, and contractual provisions. Notwithstanding our efforts to protect our proprietary rights, policing unauthorized use or copying of our proprietary information is difficult. Unauthorized use or copying occurs from time to time and litigation to enforce intellectual property rights could result in significant costs and diversion of resources. Moreover, the laws of some foreign jurisdictions do not afford the same degree of protection to our proprietary rights as do the laws of the United States. For example, we rely on “shrink-wrap” or “click-on” licenses which may be unenforceable in whole or in part in some jurisdictions in which we operate. In addition, patents we have obtained may be circumvented, challenged, invalidated, or designed around by other companies. Our inability to adequately protect our intellectual property for these or other reasons could adversely affect our business, financial condition, operating results, and cash flow. Refer to Item 1, “Business – Proprietary Rights,” for additional information.
We may become dependent upon large transactions and the failure to close such transactions could adversely affect our business, financial condition, operating results, and cash flow.
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
Our customers’ data centers and IT environments may be subject to hacking or other breaches harming the market perception of the effectiveness of our products.
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
Our software products, data centers and IT environments may be subject to hacking or other breaches harming the market perception of the effectiveness of our products.
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
General economic conditions may lead our customers to delay or forgo technology upgrades which could adversely affect our business, financial condition, operating results, and cash flow.
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
The use of third-party microcode could negatively impact our product development.
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
The software business is marked by easy entry and large, entrenched businesses which may lead to increased competition and which could have a material adverse effect on our business, financial condition, operating results, and cash flow.
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
We may lose access to third-party operating systems which would adversely affect future product development.
In the past, certain of our licensees using proprietary operating systems were furnished with “source code,” which makes the operating system understandable to programmers; “object code,” which directly controls the hardware; and other technical documentation. Since the availability of source code facilitated the development of systems and applications software, which must interface with the operating systems, independent software vendors, such as us, were able to develop and market compatible software. Microsoft, IBM, and other vendors have a policy of restricting the use or availability of the source code for some of their operating systems. To date, this policy has not had a material effect on us. Some companies, however, may adopt more restrictive policies in the future or impose unfavorable terms and conditions for such access. These restrictions may, in the future, result in higher research and development costs for us in connection with the enhancement and modification of our existing products and the development of new products. Although we do not expect that such restrictions will have this adverse effect, there can be no assurances that such restrictions or other restrictions will not have a material adverse effect on our business, financial condition, operating results, and cash flow.
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
Third parties could claim that our products infringe their intellectual property rights which could result in significant litigation expense or settlement with unfavorable terms that could adversely affect our business, financial condition, operating results, and cash flow.
From time to time we receive notices from third parties claiming infringement of various forms of their intellectual property. Investigation of these claims, whether with or without merit, can be expensive and could affect development, marketing, or shipment of our products. As the number of software patents issued increases, it is likely that additional claims, which with or without merit, will be asserted. Defending against such claims is time-consuming and could result in significant litigation expense or settlement with unfavorable terms that could adversely affect our business, financial condition, operating results, and cash flow.
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

Taxation of extraterritorial income could adversely affect our results.
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
Other potential tax liabilities may adversely affect our results.
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

Item 8. Financial Statements and Supplementary Data.
Our Consolidated Financial Statements are listed in the List of Consolidated Financial Statements and Financial Statement Schedules filed as part of this Annual Report on Form 10-K/A and are incorporated herein by reference.
The Supplementary Data specified by Item 302 of Regulation S-K as it relates to selected quarterly data is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Information on the effects of changing prices is not required.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A. Controls and Procedures.
(a) Evaluation of disclosure controls and procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report on Form 10-K/A. During this evaluation, management identified material weaknesses in the Company’s internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) related to its financial statement restatements and to an ineffective control environment associated with the Company’s Europe, Middle East and Africa (EMEA) region, as more fully described below. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this annual report on Form 10-K/A, the Company’s disclosure controls and procedures were not effective as a result of these material weaknesses.
(b) Management’s report on internal control over financial reporting (as restated)
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
Management has conducted its evaluation of the effectiveness of internal control over financial reporting as of March 31, 2005 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing the effectiveness of the Company’s internal control over financial reporting. During this evaluation, management identified material weaknesses in the Company’s internal control over financial reporting, as described below. Management has concluded that as a result of these material weaknesses, as of March 31, 2005, the Company’s internal control over financial reporting was not effective based upon the criteria in Internal Control — Integrated Framework issued by COSO.
A material weakness is a control deficiency, or a combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Public Company Accounting Oversight Board Auditing Standard No. 2 identifies a number of circumstances that, because of their likely significant negative effect on internal control over financial reporting, are to be regarded as at least significant deficiencies as well as strong indicators that a material weakness exists. These indicators include the restatements of previously issued financial statements to reflect the correction of misstatements. Management has identified material weaknesses as of March 31, 2005 related to the restatements of its financial statements and an ineffective control environment in EMEA.
Material Weaknesses in Internal Control over Financial Reporting Relating to the Restatements of Financial Statements and an Ineffective Control Environment in the Company’s EMEA Region
(i) At March 31, 2005, the Company did not have policies and procedures over the accounting for credits attributable to software contracts executed under the Company’s prior business model that were sufficient to prevent or detect the improper accounting for credits initially established under side agreements entered into during fiscal years 1998 through 2001. As a result of this deficiency, the Company’s internal control over financial reporting did not detect the material misstatements that were made as a result of the prior period accounting errors related to the entry into the aforementioned side agreements. In May 2005, the Company announced that it expected to restate its financial statements for fiscal years 2004 through 2002, and to make appropriate adjustments in its interim financial statements for fiscal year 2005, to eliminate the effects of certain prior-period accounting errors. Certain of these errors resulted from software license agreements that the Company entered into in fiscal years 1998 through 2001 which were altered by side agreements that, if correctly accounted for, would have prevented the full recognition of related revenue until later periods. Reference is made to Note 12 (a) to the Consolidated Financial Statements for further discussion of the financial impact of this restatement.
(ii) Since the Original 2005 Form 10-K was filed on June 29, 2005, an additional material weakness in the Company’s internal control over financial reporting as of March 31, 2005 has been identified. At March 31, 2005, the Company did not have policies and procedures to identify, quantify, or record the impact on subscription revenue when a prior business model license agreement (i.e., license agreements entered into before October 2000 that resulted in upfront software license revenue recognition) was superseded by a subscription based license agreement prior to the expiration of the prior business model license agreement. Subsequent to the filing of the Company’s Original 2005 Form 10-K, the Company determined that there was an accounting error in that the revenue recorded on renewals of certain prior business model license agreements, when superseded by a subscription based license agreement prior to the expiration of the prior business model license agreement, was not always recorded on a straight line basis over the life of the new subscription based license agreement. In October 2005, the Company restated its financial statements for fiscal years 2005 through 2002, and for the interim periods in fiscal years 2005 and 2004, to reflect the correction of these accounting errors. This restatement is discussed further in Note 12 (b) to the accompanying consolidated financial statements.
(iii) At March 31, 2005, the Company had an ineffective control environment in its EMEA region. During fiscal year 2005, members of management in the Company’s EMEA region failed to support consistent application of policies and procedures and to foster a culture of integrity and high ethical standards in the region. This resulted in overlooking of conduct involving conflicts of interest with the Company relating to the use of vendor services, overriding Human Resources’ procedures and attempts to frustrate and discourage the reporting and investigation of improper conduct.
Each of the aforementioned material weaknesses in internal control over financial reporting individually resulted in more than a remote likelihood that a material misstatement of the Company’s interim or annual financial statements would not have been prevented or detected.
Management had previously concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2005 because of the existence of the material weaknesses described in (i) and (iii) above. In connection with the restatement of the Company’s consolidated financial statements described in Note 12 (b) to the consolidated financial statements, management has determined that the material weakness described in (ii) above also existed as of March 31, 2005. Accordingly, management has restated this report on internal control over financial reporting to include this additional material weakness.
The Company’s independent registered public accountants, KPMG LLP, have audited and issued a report on management’s assessment of the Company’s internal control over financial reporting (as restated). That report is included on the page set forth in the List of Consolidated Financial Statements and Financial Statement Schedules.
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
Planned remediation efforts regarding the material weaknesses in internal control over financial reporting related to the restatements of financial statements include the following:
•	Maintaining a separate schedule of credits granted under software contracts executed under the Company’s prior business model;

•	Requiring the financial reporting department to review, on a quarterly basis, credits related to software contracts executed under the Company’s prior business model to determine the proper accounting for any such credits;

•	Periodic testing by Internal Audit of the completeness and accuracy of the credit schedule prepared by the Sales Accounting department and of all accounting entries related to the utilization of any such credits by the Company’s customers; and

•	Monitoring the renewal of prior business model license agreements to ensure that any remaining deferred maintenance and unamortized discounts are recognized ratably over the life of the new subscription based license agreement.
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
PART III
Item 10. Directors and Executive Officers of the Registrant.
Reference is made to our definitive proxy statement, for the 2005 annual meeting of stockholders, which was filed with the SEC in July 2005, for information concerning our directors. This information is incorporated herein by reference. Also, refer to Part I of this Report for information concerning executive officers under the caption “Executive Officers of the Registrant.”
Information about our compliance with Section 16(a) of the Exchange Act during the 2005 fiscal year is incorporated by reference from the discussion that appears under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement filed with the SEC in July 2005.
Information about the Audit and Compliance Committee of our Board of Directors, including the members of the Committee and our Audit and Compliance Committee financial expert, is incorporated by reference from our definitive proxy statement filed with the SEC in July 2005.
We maintain a Code of Ethics and Business Conduct (Code of Ethics), which is applicable to all employees and directors, on our website at ca.com/codeofethics. Any amendment or waiver to the Code of Ethics that applies to our directors or executive officers will be posted on our website or in a report filed with the SEC on Form 8-K. The Code of Ethics is available free of charge in print to any stockholder who requests one by writing to Kenneth V. Handal, our Executive Vice President, General Counsel and Corporate Secretary, at the Company’s world headquarters in Islandia at the address listed on the cover of this Form 10-K/A.
Item 11. Executive Compensation.
Reference is made to our definitive proxy statement, filed with the SEC in July 2005, for information concerning executive compensation, as of the dates indicated in the definitive proxy statement, which information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management.
Reference is made to our definitive proxy statement, filed with the SEC in July 2005, for information concerning security ownership of each person known by us to own beneficially more than 5% of our outstanding shares of common stock, of each of our directors, and all executive officers and directors as a group, and equity compensation plan information, in each case as of the dates indicated in the definitive proxy statement, which information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions.
Reference is made to our definitive proxy statement, filed with the SEC in July 2005, for information concerning certain relationships and related transactions, as of the dates indicated in the definitive proxy statement, which information is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
Reference is made to our definitive proxy statement, filed with the SEC in July 2005, for information concerning our independent auditors’ fees and services as well as our Audit and Compliance Committee’s policy on pre-approval of audit and permissible non-audit services of our independent auditors, which is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules.

(a)	(1)	The Registrant’s financial statements together with a separate table of contents are annexed hereto.

	(2)	Financial Statement Schedules are listed in the separate table of contents annexed hereto.

	(3)	Exhibits.
NOTE: Please refer to the Company’s quarterly reports on Form 10-Q and Current Reports on Form 8-K filed with the SEC after March 31, 2005 for additional exhibits.

Regulation S-K
Exhibit Number
2.1	Agreement and Plan of Merger, dated as of October 6, 2004, by and among Computer Associates International, Inc., Nova Acquisition Corp., and Netegrity, Inc.	Previously filed as Exhibit 2.1 to Netegrity, Inc.’s Current Report on Form 8-K dated October 6, 2004, and incorporated herein by reference.

2.2	Form of Stockholder Agreement dated as of October 6, 2004, among the stockholders named therein, Computer Associates International, Inc., and Nova Acquisition Corp.	Previously filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated October 6, 2004, and incorporated herein by reference.

2.3	Agreement and Plan of Merger, dated as of April 7, 2005, by and among Computer Associates International, Inc., Minuteman Acquisition Corp., and Concord Communications, Inc.	Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated April 7, 2005, and incorporated herein by reference.

2.4	Agreement and Plan of Merger, dated as of June 9, 2005, by and among Computer Associates International, Inc., Nebraska Acquisition Corp., and Niku Corporation.	Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated June 9, 2005, and incorporated herein by reference.

3.1	Restated Certificate of Incorporation.	Previously filed as an Exhibit to the Company’s Form 10-Q for the fiscal quarter ended December 31, 1998, and incorporated herein by reference.

3.2	By-Laws of the Company, as amended.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 1, 2005, and incorporated herein by reference.

4.1	Certificate of Designation of Series One Junior Participating Preferred Stock, Class A of the Company.	Previously filed as Exhibit 3 to the Company’s Current Report on Form 8-K dated June 18, 1991, and incorporated herein by reference.

4.2	Rights Agreement dated as of June 18, 1991, between the Company and Manufacturers Hanover Trust Company.	Previously filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated June 18, 1991, and incorporated herein by reference.

4.3	Amendment No. 1 dated May 17, 1995, to Rights Agreement dated as of June 18, 1991.	Previously filed as Exhibit C to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995, and incorporated herein by reference.

4.4	Amendment No. 2 dated May 23, 2001, to Rights Agreement dated as of June 18, 1991.	Previously filed as Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001, and incorporated herein by reference.

4.5	Amendment No. 3 dated November 9, 2001, to Rights Agreement dated as of June 18, 1991.	Previously filed as Exhibit 99.1 to the Company’s Form 8-K dated November 9, 2001, and incorporated herein by reference.

4.6	Indenture with respect to the Company’s $1.75 billion Senior Notes, dated April 24, 1998, between the Company and The Chase Manhattan Bank, as Trustee.	Previously filed as Exhibit 4(f) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998, and incorporated herein by reference.

Regulation S-K
Exhibit Number
4.7	Indenture with respect to the Company’s 5% Convertible Senior Notes due 2007, dated March 18, 2002, between the Company and State Street Bank and Trust Company, as Trustee.	Previously filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002, and incorporated herein by reference.

4.8	Registration Rights Agreement dated March 18, 2002, among the Company and the Initial Purchasers of the 5% Convertible Senior Notes.	Previously filed as Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002, and incorporated herein by reference.

4.9	Purchase Agreement dated March 13, 2002, among the Initial Purchasers of the 5% Convertible Senior Notes and the Company.	Previously filed as Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002, and incorporated herein by reference.

4.10	Indenture with respect to the Company’s 1.625% Convertible Senior Notes due 2009, dated December 11, 2002, between the Company and State Street Bank and Trust Company, as Trustee.	Previously filed as Exhibit 4.1 to the Company’s Form 10-Q for the fiscal quarter ended December 31, 2002, and incorporated herein by reference.

4.11	Registration Rights Agreement dated December 11, 2002, among the Company and the Initial Purchasers of the 1.625% Convertible Senior Notes.	Previously filed as Exhibit 4.2 to the Company’s Form 10-Q for the fiscal quarter ended December 31, 2002, and incorporated herein by reference.

4.12	Purchase Agreement dated December 6, 2002, among the Initial Purchasers of the 1.625% Convertible Senior Notes and the Company.	Previously filed as Exhibit 4.3 to the Company’s Form 10-Q for the fiscal quarter ended December 31, 2002, and incorporated herein by reference.

4.13	Indenture with respect to the Company’s 4.75% Senior Notes due 2009 and 5.625% Senior Notes due 2014, dated November 18, 2004, between the Company and The Bank of New York, as Trustee.	Previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 15, 2004, and incorporated herein by reference.

4.14	Registration Rights Agreement dated November 18, 2004, among the Company and the Initial Purchasers of the 4.75% Senior Notes due 2009 and 5.625% Senior Notes due 2014.	Previously filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated November 15, 2004, and incorporated herein by reference.

4.15	Purchase Agreement dated November 15, 2004, among the Initial Purchasers of the 4.75% Senior Notes due 2009 and 5.625% Senior Notes due 2014, and the Company.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 15, 2004, and incorporated herein by reference.

10.1*	1987 Non-Statutory Stock Option Plan.	Previously filed as Appendix C to the Company’s definitive Proxy Statement dated July 1, 1987, and incorporated herein by reference.

10.2*	Amendment No. 1 to the 1987 Non-Statutory Stock Option Plan dated October 20, 1993.	Previously filed as Exhibit C to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference.

10.3*	1991 Stock Incentive Plan, as amended.	Previously filed as Exhibit 1 to the Company’s Form 10-Q for the fiscal quarter ended September 30, 1997, and incorporated herein by reference.

Regulation S-K
Exhibit Number
10.4*	1993 Stock Option Plan for Non-Employee Directors.	Previously filed as Annex 1 to the Company’s definitive Proxy Statement dated July 7, 1993, and incorporated herein by reference.

10.5*	Amendment No. 1 to the 1993 Stock Option Plan for Non-Employee Directors dated October 20, 1993.	Previously filed as Exhibit E to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference.

10.6*	1996 Deferred Stock Plan for Non-Employee Directors.	Previously filed as Exhibit A to the Company’s Proxy Statement dated July 8, 1996, and incorporated herein by reference.

10.7*	Amendment No. 1 to the 1996 Deferred Stock Plan for Non-Employee Directors.	Previously filed on Exhibit A to the Company’s Proxy Statement dated July 6, 1998, and incorporated herein by reference.

10.8*	1998 Incentive Award Plan.	Previously filed on Exhibit B to the Company’s Proxy Statement dated July 6, 1998, and incorporated herein by reference.

10.9*	Year 2000 Employee Stock Purchase Plan.	Previously filed on Exhibit A to the Company’s Proxy Statement dated July 12, 1999, and incorporated herein by reference.

10.10*	2001 Stock Option Plan.	Previously filed as Exhibit B to the Company’s Proxy Statement dated July 18, 2001, and incorporated herein by reference.

10.11	Credit Agreement dated as of December 31, 2002, among the Company, the Banks which are parties thereto and Bank Of America, N.A., Citicorp North America, Inc., and JP Morgan Chase Bank, as agents, with respect to a $400 million Revolving Loan.	Previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended December 31, 2002, and incorporated herein by reference.

10.12*	Computer Associates International, Inc. 2002 Incentive Plan (amended and restated effective as of March 31, 2004).	Previously filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004, and incorporated herein by reference.

10.13*	2002 Compensation Plan for Non-Employee Directors.	Previously filed as Exhibit C to the Company’s Proxy Statement dated July 26, 2002, and incorporated herein by reference.

10.14*	2003 Compensation Plan for Non-Employee Directors.	Previously filed as Exhibit A to the Company’s Proxy Statement dated July 17, 2003, and incorporated herein by reference.

10.15*	Offer letter to Jeff Clarke.	Previously filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004, and incorporated herein by reference.

10.16	Credit Agreement dated as of December 2, 2004, among the Company, the Banks which are parties thereto and Citicorp North America, Inc., Bank Of America, N.A., and JP Morgan Chase Bank, N.A., as agents, with respect to a $1 billion Revolving Loan.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 2, 2004, and incorporated herein by reference.

10.17*	Employment agreement, dated March 7, 2005, between the Company and Mark Barrenechea.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 7, 2005, and incorporated herein by reference.

Regulation S-K
Exhibit Number
10.18*	Employment agreement, dated February 1, 2005, between the Company and Robert W. Davis.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 1, 2005, and incorporated herein by reference.

10.19*	Restricted Stock Award for Robert W. Davis.	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 1, 2005, and incorporated herein by reference.

10.20*	Relocation Polices including Form of Moving and Relocation Expense Agreement.	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated February 1, 2005, and incorporated herein by reference.

10.21*	Employment agreement, dated November 22, 2004, between the Company and John A. Swainson.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 18, 2004, and incorporated herein by reference.

10.22*	Employment agreement, dated November 22, 2004, between the Company and Jeff Clarke.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 18, 2004, and incorporated herein by reference.

10.23*	Restricted Stock Unit Agreement for John A. Swainson.	Previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated November 18, 2004, and incorporated herein by reference.

10.24*	Form of Moving and Relocation Expense Agreement.	Previously filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K dated November 18, 2004, and incorporated herein by reference.

10.25	Change in Control Severance Policy, effective October 18, 2004.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 18, 2004, and incorporated herein by reference.

10.26*	Letter Agreement, dated August 26, 2004, between the Company and Sanjay Kumar.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 22, 2004, and incorporated herein by reference.

10.27*	Notice of Revocation dated September 22, 2004.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 22, 2004, and incorporated herein by reference.

10.28	Deferred Prosecution Agreement, including the related Information and Stipulation of Facts.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 22, 2004, and incorporated herein by reference.

10.29	Final Consent Judgment of Permanent Injunction and Other Relief, including SEC complaint.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 22, 2004, and incorporated herein by reference.

10.30*	Form of Restricted Stock Unit Certificate.	Previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended December 31, 2004, and incorporated herein by reference.

10.31*	Form of Non-Qualified Stock Option Certificate.	Previously filed as Exhibit 10.2 to the Company’s Form 10-Q for the fiscal quarter ended December 31, 2004, and incorporated herein by reference.

10.32*	Form of Non-Qualified Stock Option Agreement.	Previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004, and incorporated herein by reference.

10.33*	Form of Incentive Stock Option Agreement.	Previously filed as Exhibit 10.2 to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004, and incorporated herein by reference.

Regulation S-K
Exhibit Number
10.34*	Form of Restricted Stock Award.	Previously filed as Exhibit 10.3 to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004, and incorporated herein by reference.

10.35*	Employment agreement, dated July 8, 2004, between the Company and Kenneth D. Cron.	Previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2004, and incorporated herein by reference.

10.36*	Employment agreement, dated June 14, 2004, between the Company and Kenneth V. Handal.	Previously filed as Exhibit 10.2 to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2004, and incorporated herein by reference.

10.37*	Agreement, dated April 11, 2005, between the Company and John A. Swainson.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 11, 2005, and incorporated herein by reference.

10.38*	Agreement, dated April 11, 2005, between the Company and Jeff Clarke.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 11, 2005, and incorporated herein by reference.

10.39*	Agreement, dated April 11, 2005, between the Company and Robert W. Davis.	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 11, 2005, and incorporated herein by reference.

10.40*	Agreement, dated April 11, 2005, between the Company and Michael J. Christenson.	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 11, 2005, and incorporated herein by reference.

10.41*	Form of Stock Option Agreement.	Previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated April 11, 2005, and incorporated herein by reference.

10.42*	Form of Stock Option Agreement.	Previously filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K dated April 11, 2005, and incorporated herein by reference.

10.43*	Form of Stock Option Agreement.	Previously filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K dated April 11, 2005, and incorporated herein by reference.

10.44*	Form of Stock Option Agreement.	Previously filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K dated April 11, 2005, and incorporated herein by reference.

10.45*	Form of Restricted Stock Agreement.	Previously filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K dated April 11, 2005, and incorporated herein by reference.

10.46*	Form of Restricted Stock Agreement.	Previously filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K dated April 11, 2005, and incorporated herein by reference.

10.47*	Form of Restricted Stock Agreement.	Previously filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K dated April 11, 2005, and incorporated herein by reference.

10.48*	Employment Agreement, dated March 23, 2005, between the Company and Donald Friedman.	Previously filed as Exhibit 10.12 to the Company’s Current Report on Form 8-K dated April 11, 2005, and incorporated herein by reference.

Regulation S-K
Exhibit Number
10.49*	Employment Agreement, dated February 14, 2005, between the Company and Michael J. Christenson.	Previously filed as Exhibit 10.13 to the Company’s Current Report on Form 8-K dated April 11, 2005, and incorporated herein by reference.

10.50*	Computer Associates International, Inc. Deferred Compensation Plan for John A. Swainson, dated April 29, 2005.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 29, 2005, and incorporated herein by reference.

10.51*	Trust Agreement between Computer Associates International, Inc. and Fidelity Management Trust Company, dated as of April 29, 2005.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 29, 2005, and incorporated herein by reference.

10.52*	Employment Agreement, dated December 18, 2004, between the Company and Patrick J. Gnazzo.	Previously filed as Exhibit 10.52 to the Company’s Annual Report on Form 10-K dated June 29, 2005, and incorporated herein by reference.

10.53	1995 Key Employee Stock Ownership Plan, as amended on June 26, and February 25, 2003.	Previously filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003, and incorporated herein by reference.

21	Subsidiaries of the Registrant.	Previously filed as Exhibit 21 to the Company’s Annual Report on Form 10-K dated June 29, 2005, and incorporated herein by reference.

23	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

31.1	Certification of the CEO pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the CFO pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

*	Management contract or compensatory plan or arrangement.

(b)	Exhibits: Refer to Index to Exhibits.

(c)	Financial Statement Schedules: The response to this portion of Item 15 is submitted as a separate section of this Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER ASSOCIATES INTERNATIONAL, INC.

	By	/s/ JOHN A. SWAINSON

John A. Swainson
President and Chief Executive Officer

	By	/s/ ROBERT W. DAVIS

Robert W. Davis
Executive Vice President and Chief Financial Officer

	By	/s/ DOUGLAS E. ROBINSON

Douglas E. Robinson
Senior Vice President, Controller,
and Principal Accounting Officer

Dated: October 18, 2005
Pursuant to the requirements of the Securities Exchange Act of 1934, this Amended Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the date indicated:

Name	Title

/s/ KENNETH D. CRON	Director

Kenneth D. Cron

/s/ ALFONSE M. D’AMATO	Director

Alfonse M. D’Amato

/s/ ROBERT E. La BLANC	Director

Robert E. La Blanc

/s/ JAY W. LORSCH	Director

Jay W. Lorsch

/s/ WILLIAM E. McCRACKEN	Director

William E. McCracken

/s/ LEWIS S. RANIERI	Non-Executive Chairman

Lewis S. Ranieri

/s/ WALTER P. SCHUETZE	Director

Walter P. Schuetze

/s/ JOHN A. SWAINSON	President, Chief Executive Officer

John A. Swainson	and Director

/s/ LAURA S. UNGER	Director

Laura S. Unger

/s/ RENATO ZAMBONINI	Director

Renato Zambonini
Dated: October 18, 2005

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
ISLANDIA, NEW YORK

ANNUAL REPORT ON FORM 10-K/A
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
As discussed in Note 12, the consolidated financial statements as of March 31, 2005 and 2004 and for each of the years in the three-year period ended March 31, 2005 have been restated.
As discussed in Note 9, effective April 1, 2005, the Company adopted, on a modified retrospective basis, the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share – Based Payments” (SFAS No. 123(R)) which establishes accounting for stock-based awards exchanged for employee services.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Computer Associates International, Inc.’s internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 29, 2005, except as to the seventh and tenth paragraphs of Management’s Report on Internal Control over Financial Reporting (as restated), which is as of October 18, 2005, expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting as of March 31, 2005.

/s/ KPMG LLP

New York, New York
June 29, 2005, except as to notes 9 and 12 (b), which are as of October 18, 2005

Report of the Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Computer Associates International, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (as restated) (Item 9A(b)), that Computer Associates International, Inc. and subsidiaries did not maintain effective internal control over financial reporting as of March 31, 2005, because of the effect of material weaknesses identified in management’s assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Computer Associates International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of March 31, 2005:
(i) At March 31, 2005, the Company did not have policies and procedures over the accounting for credits attributable to software contracts executed under the Company’s prior business model that were sufficient to prevent or detect the improper accounting for credits initially established under side agreements entered into during fiscal years 1998 through 2001. As a result of this deficiency, the Company’s internal control over financial reporting did not detect the material misstatements that were made as a result of the prior period accounting errors related to the entry into the aforementioned side agreements. In May 2005, the Company announced that it expected to restate its financial statements for fiscal years 2004 through 2002, and to make appropriate adjustments in its interim financial statements for fiscal year 2005, to eliminate the effects of certain prior-period accounting errors. Certain of these errors resulted from software license agreements that the Company entered into in fiscal years 1998 through 2001 which were altered by side agreements that, if correctly accounted for, would have prevented the full recognition of related revenue until later periods. This restatement is discussed further in Note 12 (a) to the accompanying consolidated financial statements.

(ii) Since the Company’s original 2005 Form 10-K was filed on June 29, 2005, an additional material weakness in the Company’s internal control over financial reporting as of March 31, 2005 has been identified. At March 31, 2005, the Company did not have policies and procedures to identify, quantify, or record the impact on subscription revenue when a prior business model license agreement (i.e., license agreements entered into before October 2000 that resulted in upfront software license revenue recognition) was superseded by a subscription based license agreement prior to the expiration of the prior business model license agreement. Subsequent to the filing of the Company’s original 2005 Form 10-K, the Company determined that there was an accounting error in that the revenue recorded on renewals of certain prior business model license agreements, when superseded by a subscription based license agreement prior to the expiration of the prior business model license agreement, was not always recorded on a straight line basis over the life of the new subscription based license agreement. In October 2005, the Company restated its financial statements for fiscal years 2005 through 2002, and for the interim periods in fiscal years 2005 and 2004, to reflect the correction of these accounting errors. This restatement is discussed further in Note 12 (b) to the accompanying consolidated financial statements.
(iii) At March 31, 2005, the Company had an ineffective control environment in its Europe, Middle East and Africa (“EMEA”) region. During fiscal year 2005, members of management in the Company’s EMEA region failed to support consistent application of policies and procedures and to foster a culture of integrity and high ethical standards in the region. This resulted in overlooking of conduct involving conflicts of interest with the Company relating to the use of vendor services, overriding Human Resources’ procedures and attempts to frustrate and discourage the reporting and investigation of improper conduct.
Each of the aforementioned material weaknesses in internal control over financial reporting individually resulted in more than a remote likelihood that a material misstatement of the Company’s interim or annual financial statements would not have been prevented or detected.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Computer Associates International, Inc. and subsidiaries as of March 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2005. The aforementioned material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated June 29, 2005, except as to Notes 9 and 12 (b) to the consolidated financial statements, which are as of October 18, 2005, which expressed an unqualified opinion on those consolidated financial statements.
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
Management and we previously concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2005 because of the material weaknesses described in (i) and (iii) above. In connection with the restatement of the Company’s consolidated financial statements described in Note 12 (b) to the consolidated financial statements, management has determined that the material weakness described in (ii) above also existed as of March 31, 2005. Accordingly, management and we have restated our respective reports on internal control over financial reporting to include this additional material weakness.

/s/ KPMG LLP

New York, New York
June 29, 2005, except as to the seventh and tenth paragraphs of Management’s Report on Internal Control over Financial Reporting (as restated), which are as of October 18, 2005

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2005	2004	2003
	(restated)	(restated)	(restated)
	(in millions, except per share amounts)
Revenue:
Subscription revenue	$2,544	$2,101	$1,578
Maintenance	441	520	648
Software fees and other	254	331	364
Financing fees	77	134	219
Professional services	244	234	248

TOTAL REVENUE	3,560	3,320	3,057

Operating Expenses:
Amortization of capitalized software costs	447	463	465
Cost of professional services	229	224	242
Selling, general, and administrative	1,346	1,300	1,384
Product development and enhancements	704	693	688
Commissions and royalties	339	267	243
Depreciation and amortization of other intangible assets	130	134	140
Goodwill impairment	—	—	80
Other gains/expenses, net	(5)	52	94
Restructuring charge	28	—	—
Shareholder litigation and government investigation settlements	234	168	—

TOTAL EXPENSES BEFORE INTEREST AND TAXES	3,452	3,301	3,336

Income (loss) from continuing operations before interest and taxes	108	19	(279)

Interest expense, net	106	117	169

Income (loss) from continuing operations before taxes	2	(98)	(448)

Tax expense (benefit)	4	(17)	(108)

LOSS FROM CONTINUING OPERATIONS	(2)	(81)	(340)

Income from discontinued operation, inclusive of realized gain on sale in 2004 of $60, net of income taxes	—	61	3

Adjustment to gain on disposal of discontinued operation, net of income taxes	(2)	—	—

NET LOSS	$(4)	$(20)	$(337)

BASIC LOSS PER SHARE

Loss from continuing operations	$(0.01)	$(0.14)	$(0.60)

Income from discontinued operation	—	0.11	0.01

Net loss	$(0.01)	$(0.03)	$(0.59)

Basic weighted average shares used in computation	588	580	575

DILUTED LOSS PER SHARE

Loss from continuing operations	$(0.01)	$(0.14)	$(0.60)

Income from discontinued operation	—	0.11	0.01

Net loss	$(0.01)	$(0.03)	$(0.59)

Diluted weighted average shares used in computation	588	580	575

See Accompanying Notes to the Consolidated Financial Statements.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,
	2005	2004
	(restated)	(restated)
	(dollars in millions)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,829	$1,793
Marketable securities	296	109
Trade and installment accounts receivable, net	674	1,017
Federal and state income taxes receivable	55	96
Deferred income taxes	79	316
Other current assets	102	108

TOTAL CURRENT ASSETS	4,035	3,439

INSTALLMENT ACCOUNTS RECEIVABLE, due after one year, net	595	820

PROPERTY AND EQUIPMENT
Land and buildings	594	584
Equipment, furniture, and improvements	917	886

	1,511	1,470
Accumulated depreciation and amortization	(889)	(829)

TOTAL PROPERTY AND EQUIPMENT, net	622	641

PURCHASED SOFTWARE PRODUCTS, net of accumulated amortization of $3,899 and $3,491, respectively	726	1,045

GOODWILL, net of accumulated amortization of $1,416 and $1,414, respectively	4,544	4,366

DEFERRED INCOME TAXES	105	14

OTHER NONCURRENT ASSETS	536	435

TOTAL ASSETS	$11,163	$10,760

See Accompanying Notes to the Consolidated Financial Statements.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,
	2005	2004
	(restated)	(restated)
	(dollars in millions)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt and loans payable	$826	$2
Government investigation settlement	153	10
Shareholder litigation settlement	—	103
Accounts payable	177	177
Salaries, wages, and commissions	258	260
Accrued expenses and other current liabilities	323	324
Deferred subscription revenue (collected) — current	1,407	1,210
Taxes payable, other than income taxes payable	119	123
Federal, state, and foreign income taxes payable	342	256
Deferred income taxes	89	39

TOTAL CURRENT LIABILITIES	3,694	2,504

LONG-TERM DEBT, net of current portion	1,810	2,298

DEFERRED INCOME TAXES	121	528

DEFERRED SUBSCRIPTION REVENUE (COLLECTED) — NONCURRENT	273	276

DEFERRED MAINTENANCE REVENUE	270	293

OTHER NONCURRENT LIABILITIES	53	29

TOTAL LIABILITIES	6,221	5,928

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.10 par value, 1,100,000,000 shares authorized, 630,920,576 shares issued	63	63
Additional paid-in capital	4,191	4,073
Retained earnings	1,837	1,888
Accumulated other comprehensive loss	(76)	(103)
Unearned compensation	(11)	—
Treasury stock, at cost, of 43,933,590 shares and 48,326,307, respectively	(1,062)	(1,089)

TOTAL STOCKHOLDERS’ EQUITY	4,942	4,832

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,163	$10,760

See Accompanying Notes to the Consolidated Financial Statements.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
		Additional		Other			Total
	Common	Paid-In	Retained	Comprehensive	Unearned	Treasury	Stockholders’
	Stock	Capital	Earnings	Loss	Compensation	Stock	Equity
		(restated)	(restated)				(restated)
	(in millions, except dividends declared per share)
Balance as of March 31, 2002, as previously reported	$63	$3,878	$2,335	$(361)	$—	$(1,298)	$4,617
SFAS 123(R) adjustment (See Note 9)		62	35				97
Restatement adjustment (See Note 12)			(32)				(32)

Restated Balance as of March 31, 2002	63	3,940	2,338	(361)	—	(1,298)	4,682
Net loss (restated)			(337)				(337)
Translation adjustment in 2003				143			143
Reclassification adjustment included in net loss, net of taxes of $2				3			3

Comprehensive loss (restated)							(191)
Stock based compensation		127					127
Income tax effect – stock transactions		(7)					(7)
Dividends declared ($0.08 per share)			(46)				(46)
Purchase of a call spread option		(73)					(73)
Exercise of common stock options, ESPP, and other items, net of taxes of $20		(86)				153	67
401(k) discretionary contribution		(5)				29	24
Purchases of treasury stock						(106)	(106)

Restated Balance as of March 31, 2003	63	3,896	1,955	(215)	—	(1,222)	4,477
Net loss (restated)			(20)				(20)
Translation adjustment in 2004				104			104
Unrealized gain on marketable securities, net of taxes of $5				8			8

Comprehensive income (restated)							92
Stock-based compensation		97					97
Income tax effect – stock transactions		(44)					(44)
Dividends declared ($0.08 per share)			(47)				(47)
Shareholder litigation settlement		11				39	50
Exercise of common stock options, ESPP, and other items, net of taxes of $6		(33)				116	83
401(k) discretionary contribution		(13)				34	21
Purchases of treasury stock						(56)	(56)
Reclassification of tax benefit associated with prior period stock options		159					159

Restated Balance as of March 31, 2004	63	4,073	1,888	(103)	—	(1,089)	4,832

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

				Accumulated
		Additional		Other			Total
	Common	Paid-In	Retained	Comprehensive	Unearned	Treasury	Stockholders’
	Stock	Capital	Earnings	Loss	Compensation	Stock	Equity
		(restated)	(restated)				(restated)
	(in millions, except dividends declared per share)
Net loss (restated)			(4)				(4)
Translation adjustment in 2005				36			36
Unrealized loss on marketable securities, net of taxes of $1				(2)			(2)
Reclassification adjustment included in net loss, net of taxes of $4				(7)			(7)

Comprehensive income (Restated)							23
Stock-based compensation		88					88
Income tax effect – stock transactions		(44)					(44)
Dividends declared ($0.08 per share)			(47)				(47)
Shareholder litigation settlement		32				87	119
Exercise of common stock options, ESPP, and other items, net of taxes of $19		1				113	114
Issuance of options related to acquisitions, net of amortization		23			(11)		12
401(k) discretionary contribution		3				16	19
Redemption of 5% Convertible Senior Notes		15				645	660
Exercise of call spread option						(673)	(673)
Purchases of treasury stock						(161)	(161)

Restated Balance as of March 31, 2005	$63	$4,191	$1,837	$(76)	$(11)	$(1,062)	$4,942

See Accompanying Notes to the Consolidated Financial Statements.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2005	2004	2003
	(restated)	(restated)	(restated)
	(in millions)
OPERATING ACTIVITIES:
Net loss	$(4)	$(20)	$(337)
Income from discontinued operation, net of tax	—	(61)	(3)
Adjustment to gain on disposal of discontinued operation, net of tax	2	—	—

Loss from continuing operations	(2)	(81)	(340)
Adjustments to reconcile loss from continuing operations to net cash provided by continuing operating activities:
Depreciation and amortization	577	597	605
Provision for deferred income taxes	(196)	(292)	(501)
Non-cash compensation expense related to stock and pension plans	104	120	153
Shareholder litigation settlement	16	158	—
Government investigation settlement	143	10	—
Foreign currency transaction loss — before taxes	8	41	66
Impairment charges	—	4	80
Loss (gain) on sale or disposal of assets, net	11	(19)	3
(Gain) loss on investments	(8)	—	11
Gain on early retirement of debt	—	—	(3)
Changes in other operating assets and liabilities
Decrease in noncurrent installment accounts receivable, net	210	464	643
(Decrease) increase in deferred subscription revenue (collected) — noncurrent	(8)	92	(47)
Decrease in deferred maintenance revenue	(27)	(55)	(126)
Decrease in trade and installment receivables, net — current	489	352	650
Increase in deferred subscription revenue (collected) — current	54	106	164
Increase in taxes payable	165	35	54
Changes in other operating assets and liabilities, excluding effects of acquisitions and divestitures	(9)	(253)	(102)

NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES	1,527	1,279	1,310

INVESTING ACTIVITIES:
Acquisitions, primarily goodwill, purchased software, and other intangibles assets, net of cash acquired	(469)	(52)	(19)
Settlements of purchase accounting liabilities	(21)	(19)	(49)
Purchases of property and equipment	(69)	(30)	(28)
Proceeds from sale of property and equipment	—	21	4
Proceeds from divestiture of assets	14	90	20
Increase in restricted cash	(9)	(56)	—
Purchases of marketable securities	(390)	(55)	(49)
Sales of marketable securities	274	50	41
Capitalized software development costs	(70)	(44)	(40)

NET CASH USED IN INVESTING ACTIVITIES	(740)	(95)	(120)

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended March 31,
	2005	2004	2003
	(restated)	(restated)	(restated)
	(in millions)
FINANCING ACTIVITIES:
Dividends paid	(47)	(47)	(46)
Purchases of treasury stock	(161)	(56)	(106)
Debt borrowings	1,000	—	507
Debt repayments	(4)	(826)	(1,237)
Debt issuance costs	(12)	—	—
Exercise of call spread option	(673)	—	—
Purchase of call spread option	—	—	(73)
Exercise of common stock options and other	99	78	47

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	202	(851)	(908)

INCREASE IN CASH AND CASH EQUIVALENTS BEFORE EFFECT OF EXCHANGE RATE CHANGES ON CASH	989	333	282

Effect of exchange rate changes on cash	47	55	51

INCREASE IN CASH AND CASH EQUIVALENTS	1,036	388	333

CASH AND CASH EQUIVALENTS — BEGINNING OF YEAR	1,793	1,405	1,072

CASH AND CASH EQUIVALENTS — END OF YEAR	$2,829	$1,793	$1,405

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
ACCPAC Divestiture: As more fully described in Note 2, “Acquisitions, Divestitures, and Restructuring,” in fiscal year 2004, the Company divested its subsidiary, ACCPAC International, Inc. (ACCPAC). The assets, liabilities, results of operations, and cash flows of ACCPAC have been classified as a discontinued operation for all periods presented prior to the sale of ACCPAC in March 2004. All related footnotes to the Consolidated Financial Statements have been adjusted to exclude the effect of the ACCPAC discontinued operation.
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
Statements of Cash Flows: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Interest payments for the fiscal years ended March 31, 2005, 2004, and 2003 were $120 million, $137 million, and $186 million, respectively. Income taxes paid for these fiscal years were $12 million (net of a tax refund of $191 million), $423 million, and $320 million, respectively. The decrease in taxes paid during fiscal year 2005 was primarily attributable to a new Internal Revenue Service (IRS) Revenue Procedure, which grants taxpayers a twelve month deferral for cash received from customers to the extent such receipts were not recognized in revenue for financial statement purposes.
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
Accounting for Stock-Based Compensation: Effective April 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)), which establishes accounting for stock-based awards exchanged for employee services. Under the provisions of SFAS No. 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee requisite service period (generally the vesting period of the equity grant). The Company previously applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations for share-based awards granted prior to April 1, 2003 and SFAS No. 123, “Accounting for Stock-Based Compensation,” for share-based awards granted after April 1, 2003 and in each case provided the required pro forma disclosures of SFAS No. 123. The Company elected to adopt the modified retrospective application method as provided by SFAS No. 123(R) and accordingly, the consolidated financial statements and related footnotes in this Form 10-K/A have been restated to reflect the fair value method of expensing stock-based compensation on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123, as amended. Refer to Note 9, “Stock Plans” for additional information. Also, additional Notes were updated as applicable, for the Company’s adoption of SFAS No. 123(R).
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

Note 1 — Significant Accounting Policies (Continued)
Net Loss From Continuing Operations per Share: Basic and dilutive loss per share from continuing operations are computed by dividing net loss by the weighted-average number of common shares outstanding for the period.

		Year Ended March 31,
	2005	2004	2003
	(restated)	(restated)	(restated)
	(in millions, except per share amounts)
Loss from continuing operations, net of taxes	$(2)	$(81)	$(340)
Interest expense associated with the Convertible Senior Notes, net of tax(1)	—	—	—

Numerator in calculation of diluted loss per share	$(2)	$(81)	$(340)

Weighted average shares outstanding and common share equivalents
Weighted average common shares outstanding	588	580	575
Weighted average Convertible Senior Note shares outstanding	—	—	—
Weighted average stock options outstanding, net	—	—
Weighted average shareholder settlement shares(2)	—	—	—

Denominator in calculation of diluted earnings (loss) per share	588	580	575

Diluted loss per share from continuing operations(3)	$(0.01)	$(0.14)	$(0.60)

(1)	If the common share equivalents for the 5% Convertible Senior Notes (27 million shares) issued in March 2002 and the 1.625% Convertible Senior Notes (23 million shares) issued in December 2002 (collectively, the Notes) had been dilutive, interest expense, net of tax, related to the Notes would have been added back to income from continuing operations to calculate diluted earnings per share from continuing operations. The related interest expense, net of tax, for each of the fiscal years ended March 31, 2005, 2004 and 2003 totaled approximately $25 million.

(2)	A portion of the shareholder settlement shares were deemed contingently issuable and were therefore considered to be outstanding common shares as of December 2003, which was the date all necessary conditions for the future issuance of the shares were satisfied. The difference between those shares deemed contingently issuable, which have been included in the calculation of basic earnings (loss) per share, and the weighted average total settlement shares have been considered in calculating diluted earnings (loss) per share.

(3)	If all common share equivalents the fiscal years ended March 31, 2005, 2004, and 2003 had been dilutive, the weighted average shares outstanding and common share equivalents would have been 640 million, 634 million, and 609 million, respectively.
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

Note 2 — Acquisitions, Divestitures, and Restructuring (Continued)
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
As of March 31, 2005 and other than Netegrity, the Company did not complete any acquisitions since fiscal year 2003 that generated additional acquisition-related liabilities. Accrued acquisition-related costs and changes in the accruals related to past acquisitions were as follows:

	Duplicate
	Facilities and	Employee
	Other Costs	Costs
	(in millions)
Balance as of March 31, 2003	$74	$23
Settlements	(10)	(9)
Adjustments	(6)	(2)

Balance as of March 31, 2004	$58	$12
Additions	8	3
Settlements	(15)	(6)
Adjustments	(10)	—

Balance as of March 31, 2005	$41	$9

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
Divestitures
In March 2004, the Company sold its approximate 90% interests in ACCPAC to The Sage Group, plc. (Sage). The Company’s net proceeds totaled $104 million for all of our outstanding equity interests of ACCPAC, including options and change of control payments for certain ACCPAC officers and managers. The Company received approximately $90 million of the net proceeds in fiscal year 2004 and the remainder in fiscal year 2005. ACCPAC specializes in accounting, customer relationship management, human resources, warehouse management, manufacturing, electronic data interchange, and point-of-sale software for small and medium-sized businesses. As a result of the sale in the fourth quarter of fiscal year 2004, the Company realized a gain of approximately $60 million, net of taxes of $36 million, in fiscal year 2004. In the second quarter of fiscal year 2005, the Company recorded an adjustment to the gain of $2

Note 2 — Acquisitions, Divestitures, and Restructuring (Continued)
million, net of tax of $1 million, that reduced the net gain to $58 million. Approximately 600 employees were transferred to Sage. The sale completes the Company’s multi-year effort to exit the business applications market. Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the prior year assets and liabilities of ACCPAC have been reclassified as a discontinued operation and the historical results of operations of ACCPAC, including the gain on the sale in fiscal year 2004 and the adjustment to the gain in fiscal year 2005, have been recorded as discontinued operations for all periods presented.
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

Note 3 — Marketable Securities (Continued)
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

	March 31, 2005		March 31, 2004
		Estimated		Estimated
	Cost	Fair Value	Cost	Fair Value
	(in millions)
Debt securities, which are recorded at market, maturing:
Within one year or less	$185	$185	$29	$29
Between one and three years	82	81	46	47
Between three and five years	11	11	16	17
Beyond five years	20	20	—	—

Debt securities,which are recorded at market	298	297	91	93
Equity securities, which are recorded at market	—	—	5	16

Total marketable securities	$298	$297	$96	$109

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

	United
	States	Europe	Other	Eliminations	Total
	(in millions)
March 31, 2005
Revenue (restated):
To unaffiliated customers	$1,838	$1,094	$628	$—	$3,560
Between geographic areas(1)	472	—	—	(472)	—

Total Revenue	$2,310	$1,094	$628	$(472)	$3,560

Property and equipment, net	$404	$184	$34	$—	$622
Identifiable assets (restated)	10,300	1,140	394	(671)	11,163
Total liabilities (restated)	6,205	296	391	(671)	6,221

Note 4 — Segment and Geographic Information (Continued)

	United
	States	Europe	Other	Eliminations	Total
	(in millions)
March 31, 2004
Revenue (restated):
To unaffiliated customers	$1,755	$998	$567	$—	$3,320
Between geographic areas(1)	502	—	—	(502)	—

Total Revenue	$2,257	$998	$567	$(502)	$3,320

Property and equipment, net	$430	$182	$29	$—	$641
Identifiable assets (restated)	10,098	1,054	380	(772)	10,760
Total liabilities (restated)	5,922	386	392	(772)	5,928

March 31, 2003
Revenue (restated):
To unaffiliated customers	$1,748	$837	$472	$—	$3,057
Between geographic areas(1)	302	—	—	(302)	—

Total Revenue	$2,050	$837	$472	$(302)	$3,057

Property and equipment, net	$474	$164	$24	$—	$662
Identifiable assets (restated)	10,797	816	423	(724)	11,312
Total liabilities (restated)	6,766	351	442	(724)	6,835

(1)	Represents royalties from foreign subsidiaries determined as a percentage of certain amounts invoiced to customers.
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
Trade and installment accounts receivable consist of the following:

	March 31,
	2005	2004
	(restated)	(restated)
	(in millions)
Current:
Billed accounts receivable	$829	$816
Unbilled amounts due within the next 12 months — Business Model	1,794	1,446
Unbilled amounts due within the next 12 months — prior business model	389	715
Less: Allowance for doubtful accounts	(33)	(64)

Net amounts expected to be collected	2,979	2,913
Less: Unearned revenue — current	(2,305)	(1,896)

Net trade and installment accounts receivable — current	$674	$1,017

Noncurrent:
Unbilled amounts due beyond the next 12 months — Business Model	$1,698	$1,107
Unbilled amounts due beyond the next 12 months — prior business model	741	1,104
Less: Allowance for doubtful accounts	(35)	(52)

Net amounts expected to be collected	2,404	2,159
Less: Unearned revenue — noncurrent	(1,809)	(1,339)

Net installment accounts receivable — noncurrent	$595	$820

Note 5 — Trade and Installment Accounts Receivable (Continued)
The components of unearned revenue consist of the following:

	March 31,
	2005	2004
	(restated)	(restated)
	(in millions)
Current:
Unamortized discounts	$62	$73
Unearned maintenance	23	23
Deferred subscription revenue (uncollected)	1,030	973
Noncurrent deferred subscription revenue (uncollected) associated with unbilled amounts due within the next 12 months	1,133	800
Unearned professional services	57	27

Total unearned revenue — current	$2,305	$1,896

Noncurrent:
Unamortized discounts	$79	$141
Unearned maintenance	32	91
Deferred subscription revenue (uncollected)	1,698	1,107

Total unearned revenue — noncurrent	$1,809	$1,339

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
Stockholder Class Action and Derivative Lawsuits Filed Prior to 2004
The Company, its former Chairman and CEO Charles B. Wang, its former Chairman and CEO Sanjay Kumar, and its Executive Vice President Russell M. Artzt were defendants in a number of stockholder class action lawsuits, the first of which was filed July 23, 1998, alleging that a class consisting of all persons who purchased the Company’s common stock during the period from January 20, 1998 until July 22, 1998 were harmed by misleading statements, misrepresentations, and omissions regarding the Company’s future financial performance. These cases, which sought monetary damages, were consolidated into a single action in the United States District Court for the Eastern District of New York (the Federal Court), the proposed class was certified, and discovery was completed. Additionally, in February and March 2002, a number of stockholder lawsuits were filed in the Federal Court against the Company and Messrs. Wang, Kumar, Ira H. Zar, the Company’s former Chief Financial Officer, and in one instance, Mr. Artzt. The lawsuits generally alleged, among other things, that the Company made misleading statements of material fact or omitted to state material facts necessary in order to make the statements, in light of the circumstances under which they were made, not misleading in connection with the Company’s financial performance. Each of the named individual plaintiffs in the 2002 lawsuits sought to represent a class consisting of purchasers of the Company’s common stock and call options and sellers of put options for the period from May 28, 1999, through February 25, 2002. The 2002 cases were consolidated, and the Company’s former independent auditor, Ernst & Young LLP, was named as a defendant. In addition, in May 2003, a class action lawsuit captioned John A. Ambler v. Computer Associates International, Inc., et al. was filed in the Federal Court. The complaint in this matter, a purported class action on behalf of the Computer Associates Savings Harvest Plan (the CASH Plan) and the participants in, and beneficiaries of the CASH Plan for a class period running from March 30, 1998, through May 30, 2003, asserted claims of breach of fiduciary duty under ERISA, the federal Employee Retirement Income Security Act. The named defendants were the Company, the Company’s Board of Directors, the CASH Plan, the Administrative Committee of the CASH Plan, and the following current or former employees and/or former directors of the Company: Charles B. Wang; Sanjay Kumar; Ira Zar; Russell M. Artzt; Peter A. Schwartz; Charles P. McWade; and various unidentified alleged fiduciaries of the CASH Plan. The complaint alleged that the defendants breached their fiduciary duties by causing the CASH Plan to invest in Company securities and sought damages in an unspecified amount.

Note 7 — Commitments and Contingencies (Continued)
A derivative lawsuit was filed against certain current and former directors of the Company, based on essentially the same allegations as those contained in the February and March 2002 stockholder lawsuits discussed above. This action was commenced in April 2002 in Delaware Chancery Court, and an amended complaint was filed in November 2002. The defendants named in the amended complaints were the Company as a nominal defendant, current Company directors Messrs., Lewis S. Ranieri, and Alfonse M. D’Amato, and former Company directors Ms. Shirley Strum Kenny and Messrs. Wang, Kumar, Artzt, Willem de Vogel, Richard Grasso, and Roel Pieper. The derivative suit alleged breach of fiduciary duties on the part of all the individual defendants and, as against the current and former management director defendants, insider trading on the basis of allegedly misappropriated confidential, material information. The amended complaints sought an accounting and recovery on behalf of the Company of an unspecified amount of damages, including recovery of the profits allegedly realized from the sale of common stock of the Company.
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
In April 2004, the Audit Committee completed its investigation and determined that the Company should restate certain financial data to properly reflect the timing of the recognition of license revenue for the Company’s fiscal years ended March 31, 2001 and 2000. The Audit Committee believes that the Company’s financial reporting related to contracts executed under its current Business Model is unaffected by the improper accounting practices that were in place prior to the adoption of the Business Model in October 2000 and that had resulted in the restatement, and that the historical issues it had identified in the course of its independent investigation concerned the premature recognition of revenue. However, certain of these prior period accounting errors have had an impact on the subsequent financial results of the Company. Refer to Note 12, “Restatements” for additional information. The Company continues to implement and consider additional remedial actions it deems necessary.
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

Note 7 — Commitments and Contingencies (Continued)
Derivative Actions Filed in 2004
In June 2004, a purported derivative action was filed in the Federal Court by Ranger Governance Ltd. against certain current or former employees and/or directors of the Company. In July 2004, two additional purported derivative actions were filed in the Federal Court by purported Company shareholders against certain current or former employees and/or directors of the Company. In November 2004, the Federal Court issued an order consolidating these three derivative actions. The plaintiffs filed a consolidated amended complaint (the Consolidated Complaint) on January 7, 2005. The Consolidated Complaint names as defendants Charles B. Wang; Sanjay Kumar; Ira H. Zar; David Kaplan; David Rivard; Lloyd Silverstein; Russell M. Artzt; Alfonse D’Amato; Stephen Richards; Michael A. McElroy; Charles P. McWade; Peter A. Schwartz; Gary Fernandes; Robert E. La Blanc; Lewis S. Ranieri; Jay W. Lorsch; Kenneth Cron; Walter P. Schuetze; Willem deVogel; Richard Grasso; Roel Pieper; Steven Woghin; KPMG LLP; and Ernst & Young LLP. The Company is named as a nominal defendant. The Consolidated Complaint alleges a claim against Messrs. Wang, Kumar, Zar, Kaplan, Rivard, Silverstein, Artzt, D’Amato, Richards, McElroy, McWade, Schwartz, Fernandes, La Blanc, Ranieri, Lorsch, Cron, Schuetze, deVogel, Grasso, Pieper and Woghin for contribution towards the consideration the Company had previously agreed to provide current and former stockholders in settlement of certain class action litigation commenced against the Company and certain officers and directors in 1998 and 2002 (refer to “Stockholder Class Action and Derivative Lawsuits Filed Prior to 2004”) as well as all damages suffered by the Company in connection with the USAO and SEC investigations (refer to “The Government Investigation”). The Consolidated Complaint also alleges a claim seeking unspecified relief against Messrs. Wang, Kumar, Zar, Kaplan, Rivard, Silverstein, Artzt, D’Amato, Richards, McElroy, McWade, Fernandes, La Blanc, Ranieri, Lorsch, Cron, Schuetze, deVogel and Woghin for violations of Section 14(a) of the Exchange Act for alleged false and material misstatements made in the Company’s proxy statements issued in 2002 and 2003. The Consolidated Complaint also alleges breach of fiduciary duty by Messrs. Wang, Kumar, Zar, Kaplan, Rivard, Silverstein, Artzt, D’Amato, Richards, McElroy, McWade, Schwartz, Fernandes, La Blanc, Ranieri, Lorsch, Cron, Schuetze, deVogel, Grasso, Pieper and Woghin. The Consolidated Complaint also seeks unspecified compensatory, consequential and punitive damages against Messrs. Wang, Kumar, Zar, Kaplan, Rivard, Silverstein, Artzt, D’Amato, Richards, McElroy, McWade, Schwartz, Fernandes, La Blanc, Ranieri, Lorsch, Cron, Schuetze, deVogel, Grasso, Pieper and Woghin based upon allegations of corporate waste and fraud. The Consolidated Complaint also seeks unspecified damages against Ernst & Young LLP and KPMG LLP, for breach of fiduciary duty and the duty of reasonable care, as well as contribution and indemnity under Section 14(a) of the Exchange Act. The Consolidated Complaint requests restitution and rescission of the compensation earned under the Company’s executive compensation plan by Messrs. Artzt, Kumar, Richards, Zar, Woghin, Kaplan, Rivard, Silverstein, Wang, McElroy, McWade and Schwartz. Additionally, pursuant to Section 304 of the Sarbanes-Oxley Act, the Consolidated Complaint seeks reimbursement of bonus or other incentive-based equity compensation received by defendants Wang, Kumar, Schwartz and Zar, as well as alleged profits realized from their sale of securities issued by the Company during the time periods they served as the Chief Executive Officer (Wang and Kumar) and Chief Financial Officer (Ira Zar) of the Company. Although no relief is sought from the Company, the Consolidated Complaint seeks monetary damages, both compensatory and consequential, from the other defendants, including current or former employees and/or directors of the Company, KPMG LLP and Ernst & Young LLP in an amount totaling not less than $500 million.
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
Texas Litigation
On August 9, 2004, a petition was filed by Sam Wyly and Ranger Governance, Ltd. against the Company in the District Court of Dallas County, Texas, seeking to obtain a declaratory judgment that plaintiffs did not breach two separation agreements they entered into with the Company in 2002. Plaintiffs seek to obtain this declaratory judgment in order to file a derivative suit on behalf of the Company (refer to “Derivative Actions” filed in 2004). On September 3, 2004, the Company filed an answer to the petition and on September 10, 2004, the Company filed a notice of removal seeking to remove the action to federal court (where the action is currently pending). The Company subsequently moved to transfer the action to the United States District Court for the Eastern District of New York. That motion is still pending. On February 18, 2005, Mr. Wyly filed a separate lawsuit in Texas federal

Note 7 — Commitments and Contingencies (Continued)
court alleging that he is entitled to attorney fees in connection with the original litigation filed in Texas. The two actions have been consolidated. On March 31, 2005, the plaintiffs amended their complaint to allege a claim that they were defrauded into entering the 2002 agreements and seeking rescission of those agreements and damages. The amended complaint in the Ranger Governance litigation seeks rescission of the 2002 agreements, unspecified compensatory, consequential and exemplary damages and a declaratory judgment that the 2002 agreements are null and void and that plaintiffs did not breach the 2002 agreements. On May 11, 2005, the Company moved to dismiss the Texas litigation. That motion is pending.
Other Civil Actions
In June 2004, a lawsuit captioned Scienton Technologies, Inc. et al. v. Computer Associates International, Inc., was filed in the Federal Court. The complaint seeks monetary damages in various amounts, some of which are unspecified, but which are alleged to exceed $868 million, based upon claims for, among other things, breaches of contract, misappropriation of trade secrets, and unfair competition. This matter is in the early stages of discovery. Although the ultimate outcome cannot be determined, the Company believes that the claims are unfounded and that the Company has meritorious defenses. In the opinion of management, the resolution of this lawsuit is not likely to result in the payment of any amount approximating the alleged damages and in any event, is not expected to have a material adverse effect on the financial position of the Company.
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
Note 8 — Income Taxes
The amounts of income (loss) from continuing operations before taxes attributable to domestic and foreign operations are as follows:

	Year Ended March 31,
	2005	2004	2003
	(restated)	(restated)	(restated)
	(in millions)
Domestic	$(236)	$(211)	$(520)
Foreign	238	113	72

	$2	$(98)	$(448)

Note 8 — Income Taxes (Continued)
Income tax benefit consists of the following:

	Year Ended March 31,
	2005	2004	2003
	(restated)	(restated)	(restated)
	(in millions)
Current:
Federal	$51	$135	$278
State	20	19	25
Foreign	129	121	90

	200	275	393

Deferred:
Federal	$(145)	$(217)	$(408)
Federal tax cost of repatriation under the American Jobs Creation Act	55	—	—
State	(23)	(28)	(40)
Foreign	(83)	(47)	(53)

	(196)	(292)	(501)

Total:
Federal	$(94)	$(82)	$(130)
Federal tax cost of repatriation under the American Jobs Creation Act	55	—	—
State	(3)	(9)	(15)
Foreign	46	74	37

	$4	$(17)	$(108)

The tax expense (benefit) is reconciled to the tax expense (benefit) computed at the federal statutory rate as follows:

	Year Ended March 31,
	2005	2004	2003
	(restated)	(restated)	(restated)
	(in millions)
Tax expense (benefit) at U.S. federal statutory rate	$1	$(34)	$(157)
Increase in tax expense resulting from:
Nondeductible impairment of goodwill	—	—	28
Nondeductible portion of class action settlement and litigation charge	3	10	—
Federal tax cost of repatriation under the American Jobs Creation Act	55	—	—
Nondeductible U.S. share-based compensation	9	10	12
Effect of international operations, including foreign export benefit and nondeductible share-based compensation	(64)	(27)	(9)
Foreign export benefit refund	(26)	—	—
State taxes, net of federal tax benefit	3	(6)	(9)
Valuation allowance	7	22	17
Other, net	16	8	10

	$4	$(17)	$(108)

Deferred income taxes reflect the impact of temporary difference between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. The tax effects of the temporary differences are as follows:

Note 8 — Income Taxes (Continued)

	March 31,
	2005	2004
	(restated)	(restated)
	(in millions)
Deferred tax assets:
Modified accrual basis accounting	$141	$(12)
Acquisition accruals	12	16
Share-based compensation	59	90
Restitution fund/class action settlement	51	32
Accrued expenses	15	32
Net operating losses	139	69
Valuation allowance	(94)	(60)
Purchased intangibles amortizable for tax purposes	56	—

Total deferred tax assets	$379	$167

Deferred tax liabilities:
Purchased software	$174	$275
Other intangible assets	87	74
Capitalized development costs	60	51
Foreign unremitted earnings to be repatriated	55	—
Other(1)	29	4

Total deferred tax liabilities	$405	$404

Net deferred tax asset (liability)	$(26)	$(237)

(1)	Primarily represents deferred tax liabilities and assets in foreign tax jurisdictions, which in accordance with paragraphs 41 and 42 of SFAS No. 109, “Accounting for Income Taxes,” can be offset against the respective deferred tax assets and liabilities in each jurisdiction.
Worldwide net operating losses (NOLs) totaled approximately $427 million and $220 million as of March 31, 2005 and 2004, respectively. These NOLs expire between 2006 and 2016. In management’s judgment, the total deferred tax assets of $379 million for certain acquisition liabilities, NOLs, and other deferred tax assets, will more likely than not be realized as reductions of future taxable income or by utilizing available tax planning strategies. The valuation allowance increased $34 million and $22 million in March 31, 2005 and 2004, respectively. The change in the valuation allowance primarily relates to deferred tax assets, specifically NOLs in foreign jurisdictions that more likely than not in management’s judgment will not be realized. Additionally, approximately $28 million of the valuation allowance is attributable to acquired NOLs which are subject to annual limitations under IRS Code Section 382. The valuation allowance related to the acquired NOLs, if realized, will first reduce any remaining goodwill and then any remaining other non-current intangible assets.
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
In October 2004, the American Jobs Creation Act of 2004 was signed into law. This Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided that certain criteria are met. In addition, on December 21, 2004, the FASB issued FASB Staff Position (FSP) No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within American Jobs Creation Act of 2004.” FSP FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. The Company expects to complete its assessment on its plans for reinvestment and the associated effect of the deduction during the first half of fiscal year 2006. During fiscal year 2005, however, the Company has recorded an estimate of this tax charge of $55 million based on an estimated repatriation amount of $500 million. No provision has been made for federal income taxes on the remaining balance of the unremitted earnings of the Company’s foreign subsidiaries since the Company plans to permanently reinvest all such earnings outside the U.S. Unremitted earnings totaled approximately $30 million (net of the $500 million estimated repatriation) at March 31, 2005. The Company received a benefit of approximately $35 million in the quarter ending June 30, 2005 reflecting the Department of Treasury and IRS Notice 2005-38 issued on May 10, 2005 which will reduce the estimated taxes associated with the repatriation from $55 million to approximately $20 million.

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
Note 9 — Stock Plans
Effective April 1, 2005, the Company adopted, on a modified retrospective basis, the provisions of SFAS No. 123(R), which establishes accounting for stock-based awards exchanged for employee services. Under the provisions of SFAS No. 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee requisite service period (generally the vesting period of the equity grant). The application of the modified retrospective basis of SFAS No. 123(R) provides that the financial statements of prior periods are adjusted to reflect the fair value method of expensing stock-based compensation for all awards granted beginning in fiscal 1996, which is consistent with the pro forma disclosures previously required for those periods by SFAS No. 123, as amended.
The Company previously applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations for share-based awards granted prior to April 1, 2003 and SFAS No. 123, “Accounting for Stock-Based Compensation,” for share-based awards granted after April 1, 2003. The Company’s previous adoption of SFAS No. 123 provided for the prospective application of accounting for stock-based awards which only gave effect to new awards and to those modified or settled beginning in fiscal year 2004.
In accordance with SFAS No. 123(R), the Company is required to base initial compensation cost on the estimated number of awards for which the requisite service is expected to be rendered. Historically, and as permitted under SFAS No. 123, the Company chose to record reductions in compensation expense in the periods the awards were forfeited. In addition, as a result of the Company’s adoption of SFAS No. 123(R), an additional deferred tax asset of $51 million was recorded at March 31, 2005.
The following tables detail the modified retrospective application impact of SFAS No. 123(R) on previously reported results:

	Year Ended March 31,
	2005		2004		2003
	Previously		Previously		Previously
	Reported (1)	Restated (2)	Reported (1)	Restated (2)	Reported (1)	Restated (2)
	(in millions)
Cost of professional services	$227	$229	$220	$224	$237	$242
Selling, general, and administrative	1,323	1,346	1,247	1,300	1,307	1,384
Product development and enhancements	690	704	662	693	644	688
Total expenses before interest and taxes	3,413	3,452	3,213	3,301	3,210	3,336
Income (loss) from continuing operations before interest and taxes	147	108	107	19	(153)	(279)
Income (loss) from continuing operations before taxes	41	2	(10)	(98)	(322)	(448)
Tax expense (benefit)	9	4	(1)	(17)	(81)	(108)
Income (loss) from continuing operations	32	(2)	(9)	(81)	(241)	(340)
Net income (loss)	30	(4)	52	(20)	(238)	(337)
Basic earnings (loss) per share	$0.05	$(0.01)	$0.09	$(0.03)	$(0.41)	$(0.59)
Diluted earnings (loss) per share	0.05	(0.01)	0.09	(0.03)	(0.41)	(0.59)

Net cash provided by operating activities	$1,529	$1,527	$1,280	$1,279	$1,310	$1,310
Net cash provided by (used in) financing activities	200	202	(852)	(851)	(908)	(908)

(1)	As previously reported in the Company’s Form 10-K for the fiscal year ended March, 31, 2005, adjusted for the restatements described in paragraphs “a” and “b” of Note 12.

(2)	Includes minor corrections made to the Company’s previously reported pro forma SFAS No. 123 disclosures as a result of the Company’s adoption of SFAS No. 123(R).

Note 9 — Stock Plans (Continued)

	March 31,
	2005		2004
	Previously		Previously
	Reported(1)	Restated(2)	Reported(1)	Restated(2)
	(in millions)
Deferred income tax liability	$172	$121	$618	$528
Total liabilities	6,272	6,221	6,018	5,928

Additional paid-in capital	3,970	4,191	3,847	4,073
Retained earnings	2,007	1,837	2,024	1,888
Stockholders’ equity	4,891	4,942	4,742	4,832

Total liabilities and stockholders’ equity	$11,163	$11,163	$10,760	$10,760

(1)	As previously reported in the Company’s Form 10-K for the fiscal year ended March, 31, 2005, adjusted for the restatements described in paragraphs “a” and “b” of Note 12.

(2)	Includes minor corrections made to the Company’s previously reported pro forma SFAS No. 123 disclosures as a result of the Company’s adoption of SFAS No. 123(R).
The Company recognized stock-based compensation in the following line items on the Consolidated Statements of Operations for the periods indicated:

	Year Ended March 31,
	2005	2004	2003
	(restated)	(restated)	(restated)
	(in millions)
Cost of professional services	$4	$5	$5
Selling, general, and administrative	53	59	78
Product development and enhancements	31	33	44

Share-based compensation expense before tax	88	97	127
Income tax benefit	(15)	(17)	(27)

Net compensation expense	$73	$80	$100

Total unrecognized compensation costs related to non-vested awards expected to be recognized over a weighted average period of 1.4 years, amounted to $98 million at March 31, 2005.
There were no capitalized share-based compensation costs at March 31, 2005, 2004 or 2003.
Share-based incentive awards are provided to employees under the terms of the Company’s plans (the Plans). The Plans are administered by the Compensation and Human Resource Committee of the Board of Directors (the Committee). Awards under the Plans may include at-the-money stock options, premium-priced stock options, restricted stock (or units), performance share units, or stock awards, or any combination thereof. The non-management members of the Company’s Board of Directors also receive deferred stock units under a separate director compensation plan (director compensation plan). Descriptions of the Company’s Plans, all of which have been approved by the stockholders, are as follows:
The Company’s 1991 Stock Incentive Plan (the 1991 Plan) provided that stock appreciation rights and/or options, both qualified and non-statutory, to purchase up to 67.5 million shares of common stock of the Company could be granted to employees (including officers of the Company). Options granted thereunder may be exercised in annual increments commencing one year after the date of grant and become fully exercisable after five years. All options expire 10 years from the date of grant unless otherwise terminated. As of March 31, 2005, no stock appreciation rights were granted under this plan and 70.9 million options have been granted, including options issued that were previously terminated due to employee forfeitures. As of March 31, 2005, 14.2 million of the 15.9 million options which were outstanding under the 1991 Plan were exercisable. These options are exercisable at $19.33 — $74.69 per share.
The 1993 Stock Option Plan for Non-Employee Directors (the 1993 Plan) provided for nonstatutory options to purchase up to a total of 337,500 shares of common stock of the Company to be available for grant to each member of the Board of Directors who is not otherwise an employee of the Company. Pursuant to the 1993 Plan, the exercise price shall be the fair market value (FMV) of the shares covered by the option at the date of grant. The option period shall not exceed 10 years, and each option may be exercised in whole or in part on the first anniversary date of its grant. As of March 31, 2005, 222,750 options have been granted under this plan. As of March 31, 2005, all of the 13,500 options which are outstanding under the 1993 Plan are exercisable. These options are exercisable at $32.38 — $51.44 per share.

Note 9 — Stock Plans (Continued)
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
The 2002 Incentive Plan (the 2002 Plan) was effective as of April 1, 2002. The 2002 Plan provides that annual performance bonuses, long-term performance bonuses, stock options, both non-qualified and incentive, restricted stock, and other equity-based awards to purchase up to 45 million shares of common stock of the Company may be granted to select employees and consultants. In addition, any shares of common stock that were subject to issuance but not awarded under the 2001 Plan are available for issuance under the 2002 Plan. As of March 31, 2005, 2.8 million of such shares were available for future issuance. All options expire 10 years from the date of grant unless otherwise terminated. Options cannot be repriced pursuant to the provisions of the 2002 Plan. As of March 31, 2005, options covering 13.7 million shares have been granted under the 2002 Plan. These options are generally exercisable in annual increments commencing one year after the date of grant and become fully exercisable after three years. As of March 31, 2005, 4.2 million of the 9.9 million options outstanding are exercisable. These options are exercisable at $12.89 — $31.50 per share. As of March 31, 2005, 1.4 million restricted shares have been awarded to employees, of which approximately 800,000 shares are unvested. These shares are subject to vesting based upon the participant’s continued employment. The value of these awards will be recognized as expense over the vesting periods.
The 2002 Compensation Plan for Non-Employee Directors (the 2002 Director Plan) was effective as of July 1, 2002. The 2002 Director Plan provides for each director to receive annual director fees in the form of deferred shares and automatic grants to purchase 6,750 shares of common stock of the Company, up to a total of 650,000 shares to be granted to eligible directors. Pursuant to the 2002 Director Plan, the exercise price shall be the FMV of a share as of the date of grant. The option period shall not exceed 10 years, and each option may be exercised in whole or in part on the day before the next succeeding annual meeting. As of March 31, 2005, all of the approximately 48,000 options outstanding under the 2002 Director Plan were exercisable. These options are exercisable at $11.04 — $23.37 per share. As of March 31, 2005 approximately 25,000 deferred shares were outstanding in connection with annual director fees.
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
As of March 31, 2005, 3.6 million of the 4.1 million options outstanding related to acquired companies’ stock plans are exercisable at $3.62 — $72.69 per share. Options granted under these acquired companies’ plans become exercisable over periods ranging from one to five years and expire seven to ten years from the date of grant.
The following table summarizes the activity of share options under the Company’s Plans:

	Number	Weighted Average
(shares in millions)	of Shares	Exercise Price
Outstanding at March 31, 2002	46.9	$28.83
Granted	8.6	16.06
Exercised	(5.3)	5.82
Expired or terminated	(2.0)	33.06

Outstanding at March 31, 2003	48.2	$28.74
Granted	6.4	27.68
Exercised	(3.9)	14.57
Expired or terminated	(6.9)	36.49

Outstanding at March 31, 2004	43.8	$28.63
Granted	0.8	28.56
Acquired through acquisition	1.4	20.91
Exercised	(3.9)	18.42
Expired or terminated	(8.5)	32.43

Outstanding at March 31, 2005	33.6	$28.50

Note 9 — Stock Plans (Continued)

	Number	Weighted Average
	of Shares	Exercise Price
(shares in millions)

Options exercisable at:
March 31, 2003	26.9	$31.19
March 31, 2004	26.0	30.88
March 31, 2005	25.5	29.81
The following table summarizes share option information as of March 31, 2005:

	Options Outstanding				Options Exercisable
			Weighted				Weighted
			Average	Weighted			Average
Range of		Aggregate	Remaining	Average		Aggregate	Remaining	Weighted
Exercise		Intrinsic	Contractual	Exercise		Intrinsic	Contractual	Average
Prices	Shares	Value	Life	Price	Shares	Value	Life	Exercise Price
(shares and aggregate intrinsic value in millions)
$ 3.62— $20.00	5.4	$66.0	6.3 years	$14.76	3.7	$43.4	5.6 years	$15.29
$20.01— $30.00	19.3	27.8	5.8 years	25.91	13.5	24.2	5.0 years	25.52
$30.01— $40.00	4.5	0	3.7 years	34.94	3.9	0	2.7 years	35.66
$40.01— $50.00	2.0	0	2.9 years	47.12	2.0	0	2.9 years	47.12
$50.01— $74.69	2.4	0	4.3 years	52.10	2.4	0	4.3 years	52.10

	33.6	$93.8		$28.50	25.5	$67.6		$29.81

The Company estimates the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R), Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 107, and the Company’s prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123). Key input assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, the risk-free rate, and the Company’s dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the fiscal years ended March 31, 2005, 2004, and 2003. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards.
The weighted average fair value at date of grant for options granted in fiscal years 2005, 2004, and 2003 was $15.44, $14.60, and $8.23, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions that were used for option grants in the respective periods are as follows:

	Year Ended March 31,
	2005	2004	2003
Dividend yield	.28%	.30%	.56%
Expected volatility factor(1)	.65	.67	.67
Risk-free interest rate(2)	3.6%	3.0%	3.2%
Expected life (in years)(3)	4.5	4.5	6.0

(1)	Expected volatility is measured using historical daily price changes of the Company’s stock over the respective term of the option.

(2)	The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.

(3)	The expected term is the number of years that the Company estimates, based primarily on historical experience, that options will be outstanding prior to exercise.
The total cash received from employees as a result of employee stock option exercises in fiscal years 2005, 2004, and 2003 was approximately $72.9 million, $56.9 million, and $30.9 million, respectively. The Company settles employee stock option exercises with stock held in treasury. The tax benefits realized by the Company for stock options exercised during fiscal years 2005, 2004, and 2003 was approximately $13.9 million, $6.9 million, and $0.1 million, respectively.

Note 9 — Stock Plans (Continued)
The following table summarizes the activity of restricted stock awards under the Company’s Plans (no restricted stock awards were granted prior to fiscal year 2004):

		Weighted Average
	Number	Grant Date
	of Shares	Fair Value
(shares in millions)
Outstanding at March 31, 2003	—	$—
Restricted stock granted	0.6	26.86
Restricted stock vested or cancelled	—	—

Outstanding at March 31, 2004	0.6	$26.86
Restricted stock granted	0.7	26.18
Restricted stock vested or cancelled	(0.5)	26.96

Outstanding at March 31, 2005	0.8	$26.19

The total intrinsic value of options exercised and restricted awards vested in fiscal years 2005, 2004, and 2003 was $40 million, $25 million, and $1 million, respectively.
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

Note 9 — Stock Plans (Continued)

	Year Ended March 31,
	2005	2004	2003
Dividend yield	.27%	.33%	.56%
Expected volatility factor(1)	.25	.53	.70
Risk-free interest rate(2)	2.1%	1.0%	1.5%
Expected life (in years)(3)	0.5	0.5	0.5

(1)	Expected volatility is measured using historical daily price changes of the Company’s stock over the respective term of the offer period.

(2)	The risk-free rate for periods within the contractual term of the offer period is based on the U.S. Treasury yield curve in effect at the beginning of the offer period.

(3)	The expected term is the offer period
Under the 1998 Incentive Award Plan (the 1998 Plan), a total of four million Phantom Shares, as defined in the 1998 Plan, were available for grant to certain of the Company’s employees from time to time through March 31, 2003. Each Phantom Share is equivalent to one share of the Company’s common stock. Vesting, at 20% of the grant amount per annum, was contingent upon attainment of specific criteria, including an annual Target Closing Price (Price) for the Company’s common stock and the participant’s continued employment. The Price is based on the average closing price of the Company’s common stock on the New York Stock Exchange for the 10 days up to and including March 31 of each fiscal year. The Price for the first tranche was met on March 31, 2000 and the Price was not met for any subsequent tranche. Under SFAS No. 123, the Company is required to record a non-cash charge over the employment period irrespective of the attainment of the Price for each tranche. As a result, for the fiscal years ended March 31, 2005, 2004, and 2003 the pre-tax non-cash amounts (credited) charged to expense were approximately $(5) million, $(2) million, and $6 million, respectively. Fiscal years 2005 and 2004 reflect a credit to expense as a result of forfeitures. As of March 31, 2005, approximately 106,000 Phantom Shares have vested and were outstanding under the 1998 Plan. These shares will be paid out in increments of 10%, 20%, 30% and 40% on August 25, 2005, 2006, 2007, and 2008, respectively.
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

Note 12 — Restatements
(a) As previously announced in a Current Report on Form 8-K filed with the SEC on May 26, 2005, and in addition to the revenue recognition issues identified and disclosed by the Company in April 2004, the Company identified certain additional transactions that were entered into in fiscal years 1998 through 2001 that were accounted for improperly. In a few instances, these transactions involved contemporaneous purchases and sales (or investments and licenses) of software products and services with the same or related third parties. These transactions appear not to have been negotiated on an arm’s-length basis and to have no valid commercial purpose. In several other cases, the terms of certain license agreements were altered by side agreements that would have prevented the full recognition of related revenue until some future period. While the Company entered into all of these transactions in fiscal years 1998 through 2001, the accounting treatment required the initial deferral of revenue, and subsequent recognition of revenue in the period the contract became fixed and determinable, and therefore these transactions have also affected the financial statements for each of the subsequent fiscal years, including fiscal year 2005 and future periods. Accordingly, restatements are being made to eliminate the impact of these prior-period errors on subsequent periods. Additionally, as previously disclosed, during the first quarter of fiscal year 2005, the Company recognized $13 million of revenue relating to certain prior business model contracts which had reduced revenue in prior fiscal periods. Since we are restating current and prior fiscal periods to correct prior period errors, we have determined that the $13 million of revenue recognized in the first quarter of fiscal 2005 should be reported in the applicable periods to which it related. The cumulative impact of these restatements have the effect of reducing the March 31, 2002 balance of retained earnings, a component of stockholders’ equity, by $42 million. The effects of this restatement increase software fees and other revenue by $23 million and $15 million in fiscal years 2004 and 2003, respectively; decrease operating expenses by $16 million in fiscal year 2003; and decrease the loss from continuing operations by $14 million and $20 million in fiscal years 2004 and 2003, respectively. The restatements have no impact on cash flows provided by continuing operating activities. The Company will record additional other revenue in the future as a result of the restatement of approximately $19 million through fiscal year 2009.
(b) Finally, as a result of the Company’s review of its revenue recognition policies, the Company determined that there was an accounting error in that the revenue recorded on renewals of certain prior business model license agreements, when superseded by subscription based license agreements prior to the expiration of such prior business model license agreements, was not always recognized on a straight-line basis over the life of the new subscription based license agreements. The cumulative impact of these restatements have the effect of increasing the March 31, 2002 balance of retained earnings, a component of stockholders’ equity, by $10 million. The effects of this restatement increased total revenue by $30 million, $21 million, and $15 million in fiscal years 2005, 2004, and 2003, respectively; and decrease the loss from continuing operations by $19 million, $13 million, and $9 million in fiscal years 2005, 2004 and 2003, respectively. These restatements have no impact on cash flows provided by continuing operating activities. The Company will have an aggregate reduction to revenue in the future as a result of the restatement of approximately $80 million during fiscal years 2006 through 2011.
The following tables summarize the annual consolidated statements of operations and balance sheet data for the periods indicated, giving effect to the restatements described above and to the retrospective adoption of SFAS No. 123(R):

	Year Ended March 31, 2005
	Previously	As
STATEMENT OF OPERATIONS DATA	Reported(1)	Adjusted(2)	Restated(3)
	(in millions, except per share data)
Subscription revenue	$2,430	$2,544	$2,544
Maintenance	498	441	441
Financing fees	104	77	77
Total revenue	3,530	3,560	3,560
Selling, general, and administrative	1,323	1,323	1,346
Income from continuing operations before taxes	11	41	2
Tax (benefit) expense	(2)	9	4
Income (loss) from continuing operations	13	32	(2)
Basic income (loss) from continuing operations per share	$0.02	$0.05	$(0.01)
Diluted income (loss) from continuing operations per share	$0.02	$0.05	$(0.01)

(1)	As presented in the Company’s original Form 10-K for the fiscal year ended March 31, 2005.

(2)	Adjusted to reflect the additional restatement described in paragraph “b” above.

(3)	Adjusted to reflect the Company’s adoption of SFAS No. 123(R). See Note 9 for additional information.

Note 12 — Restatements (Continued)

	Year Ended March 31, 2004
	Previously	As	As
STATEMENT OF OPERATIONS DATA	Reported(1)	Adjusted(2)	Adjusted(3)	Restated(4)
	(in millions, except per share data)
Subscription revenue	$1,961	$1,961	$2,101	$2,101
Maintenance	589	589	520	520
Software fees and other	308	331	331	331
Financing fees	184	184	134	134
Total revenue	3,276	3,299	3,320	3,320
Selling, general, and administrative	1,247	1,247	1,247	1,300
Commissions and royalties	267	267	267	267
Loss from continuing operations before taxes	(54)	(31)	(10)	(98)
Tax benefit	(18)	(9)	(1)	(17)
Loss from continuing operations	(36)	(22)	(9)	(81)
Basic loss from continuing operations per share	$(0.06)	$(0.04)	$(0.02)	$(0.14)
Diluted loss from continuing operations per share	$(0.06)	$(0.04)	$(0.02)	$(0.14)

	Year Ended March 31, 2003
	Previously	As	As
STATEMENT OF OPERATIONS DATA	Reported(1)	Adjusted(2)	Adjusted(3)	Restated(4)
	(in millions, except per share data)
Subscription revenue	$1,414	$1,414	$1,578	$1,578
Maintenance	726	726	648	648
Software fees and other	349	364	364	364
Financing fees	290	290	219	219
Total revenue	3,027	3,042	3,057	3,057
Selling, general, and administrative	1,322	1,307	1,307	1,384
Commissions and royalties	244	243	243	243
Loss from continuing operations before taxes	(368)	(337)	(322)	(448)
Tax benefit	(98)	(87)	(81)	(108)
Loss from continuing operations	(270)	(250)	(241)	(340)
Basic loss from continuing operations per share	$(0.47)	$(0.44)	$(0.42)	$(0.60)
Diluted loss from continuing operations per share	$(0.47)	$(0.44)	$(0.42)	$(0.60)

(1)	Derived from the “previously reported” column of Note 12 of the Consolidated Financial Statements included in the Company’s Original Form 10-K for the fiscal year ended March 31, 2005.

(2)	Adjusted to reflect the restatement described in paragraph “a” above, which was derived from the Company’s Original Form 10-K for the fiscal year ended March 31, 2005.

(3)	Adjusted to reflect the additional restatement described in paragraph “b” above.

(4)	Adjusted to reflect the Company’s adoption of SFAS No. 123(R). See Note 9 for additional information.

Note 12 — Restatements (Continued)

	March 31, 2005
	Previously	As
BALANCE SHEET DATA	Reported(1)	Adjusted(2)	Restated(3)
	(in millions)
Trade and installment accounts receivable, net	$593	$674	$674
Deferred income taxes	79	79	79
Total current assets	3,954	4,035	4,035
Total assets	11,082	11,163	11,163
Accrued expenses and other current liabilities	323	323	323
Total current liabilities	3,664	3,694	3,694
Total liabilities	6,242	6,272	6,221
Retained earnings	1,956	2,007	1,837
Total stockholders’ equity	4,840	4,891	4,942

(1)	As presented in the Company’s original Form 10-K for the fiscal year ended March 31, 2005.

(2)	Adjusted to reflect the additional restatement described in paragraph “b” above.

(3)	Adjusted to reflect the Company’s adoption of SFAS No. 123(R). See Note 9 for additional information.

	March 31, 2004
	Previously	As	As
BALANCE SHEET DATA	Reported(1)	Adjusted(2)	Adjusted(3)	Restated(4)
	(in millions)
Trade and installment accounts receivable, net	$949	$966	$1,017	$1,017
Deferred income taxes	311	316	316	316
Total current assets	3,366	3,388	3,439	3,439
Total assets	10,687	10,709	10,760	10,760
Accrued expenses and other current liabilities(5)	407	437	437	437
Total current liabilities	2,455	2,485	2,504	2,504
Total liabilities	5,969	5,999	6,018	5,928
Retained earnings	2,000	1,992	2,024	1,888
Total stockholders’ equity	4,718	4,710	4,742	4,832

	March 31, 2003
	Previously	As	As
BALANCE SHEET DATA	Reported(1)	Adjusted(2)	Adjusted(3)	Restated(4)
	(in millions)
Trade and installment accounts receivable, net	$1,079	$1,086	$1,116	$1,116
Deferred income taxes	287	301	301	301
Total current assets	3,045	3,066	3,096	3,096
Total assets	11,261	11,282	11,312	11,312
Accrued expenses and other current liabilities(5)	345	388	388	388
Total current liabilities	3,029	3,072	3,083	3,083
Total liabilities	6,898	6,941	6,952	6,835
Retained earnings	2,022	2,000	2,019	1,955
Total stockholders’ equity	4,363	4,341	4,360	4,477

(1)	As presented in the “previously reported” column of Note 12 of the Consolidated Financial Statements included in the Company’s original Form 10-K for the fiscal year ended March 31, 2005.

(2)	Adjusted to reflect the restatement described in paragraph “a” above, which was previously reported in the Company’s Form 10-K for the fiscal year ended March 31, 2005.

(3)	Adjusted to reflect the additional restatement described in paragraph “b” above.

(4)	Adjusted to reflect the Company’s adoption of SFAS No. 123(R). See Note 9 for additional information.

(5)	Includes government investigation and shareholder litigation settlement accruals.

Note 12 — Restatements (Continued)
The following tables summarize the unaudited quarterly consolidated statements of operations data for the periods indicated, giving effect to the restatements described above:
FISCAL YEAR 2005 QUARTERLY STATEMENT OF OPERATIONS DATA

	June 30				September 30
	Previously	As	As		Previously	As	As
	Reported(1)	Adjusted(2)	Adjusted(3)	Restated(4)	Reported(1)	Adjusted(2)	Adjusted(3)	Restated(4)
	(in millions, except per share data)
Subscription revenue	$569	$569	$604	$604	$592	$592	$621	$621
Maintenance	127	127	112	112	123	123	108	108
Software fees and other	76	66	66	66	53	56	56	56
Financing fees	33	33	24	24	28	28	21	21
Total revenue	860	850	861	861	855	858	865	865
Selling, general, and administrative	307	307	307	311	337	337	337	342
Commissions and royalties	66	66	66	66	69	69	69	69
Income (loss) from continuing operations before taxes	82	72	83	76	(185)	(182)	(175)	(184)
Tax expense (benefit)	29	25	29	29	(91)	(90)	(88)	(88)
Income (loss) from continuing operations	53	47	54	47	(94)	(92)	(87)	(96)
Basic income (loss) from continuing operations per share	$0.09	$0.08	$0.09	$0.08	$(0.16)	$(0.16)	$(0.15)	$(0.17)
Diluted income (loss) from continuing operations per share	$0.09	$0.08	$0.09	$0.08	$(0.16)	$(0.16)	$(0.15)	$(0.17)

	December 31				March 31
	Previously	As	As		Previously	As
	Reported(1)	Adjusted(2)	Adjusted(3)	Restated(4)	Reported(5)	Adjusted(3)	Restated(4)
	(in millions, except per share data)
Subscription revenue	$623	$623	$650	$650	$646	$669	$669
Maintenance	126	126	112	112	122	109	109
Software fees and other	75	74	74	74	58	58	58
Financing fees	23	23	17	17	20	15	15
Total revenue	911	910	917	917	912	917	917
Selling, general, and administrative	345	345	345	352	334	334	341
Commissions and royalties	91	91	91	91	113	113	113
Income from continuing operations before taxes	52	51	58	47	70	75	63
Tax expense	16	16	19	16	47	49	47
Income from continuing operations	36	35	39	31	23	26	16
Basic income from continuing operations per share	$0.06	$0.06	$0.07	$0.05	$0.04	$0.04	$0.03
Diluted income from continuing operations per share	$0.06	$0.06	$0.07	$0.05	$0.04	$0.04	$0.03

(1)	Derived from the “previously reported” column of Note 12 of the Consolidated Financial Statements included in the Company’s Original Form 10-K for the fiscal year ended March 31, 2005.

(2)	Adjusted to reflect the restatement described in paragraph “a” above, which was derived from the Company’s Form 10-K for the fiscal year ended March 31, 2005.

(3)	Adjusted to reflect the additional restatement described in paragraph “b” above.

(4)	Adjusted to reflect the Company’s adoption of SFAS No. 123(R). See Note 9 for additional information.

(5)	Derived from the “as reported” column of Note 12 of the Consolidated Financial Statements included in the Company’s Original Form 10-K for the fiscal year ended March 31, 2005.

Note 12 — Restatements (Continued)
FISCAL YEAR 2004 QUARTERLY STATEMENT OF OPERATIONS DATA

	June 30				September 30
	Previously	As	As		Previously	As	As
	Reported(1)	Adjusted(2)	Adjusted(3)	Restated(4)	Reported(1)	Adjusted(2)	Adjusted(3)	Restated(4)
	(in millions, except per share data)
Subscription revenue	$447	$447	$481	$481	$473	$473	$508	$508
Maintenance	159	159	142	142	151	151	133	133
Software fees and other	67	71	71	71	75	80	80	80
Financing fees	54	54	39	39	49	49	36	36
Total revenue	786	790	792	792	803	808	812	812
Selling, general, and administrative	321	321	321	339	317	317	317	333
Commissions and royalties	52	52	52	52	55	55	55	55
Income (loss) from continuing operations before taxes	12	16	18	(12)	(136)	(131)	(127)	(154)
Tax expense (benefit)	4	5	6	—	(46)	(44)	(43)	(49)
Income (loss) from continuing operations	8	11	12	(12)	(90)	(87)	(84)	(105)
Basic income (loss) from continuing operations per share	$0.01	$0.02	$0.02	$(0.02)	$(0.16)	$(0.15)	$(0.15)	$(0.18)
Diluted income (loss) from continuing operations per share	$0.01	$0.02	$0.02	$(0.02)	$(0.16)	$(0.15)	$(0.15)	$(0.18)

	December 31				March 31
	Previously	As	As		Previously	As	As
	Reported(1)	Adjusted(2)	Adjusted(3)	Restated(4)	Reported(1)	Adjusted(2)	Adjusted(3)	Restated(4)
	(in millions, except per share data)
Subscription revenue	$506	$506	$541	$541	$535	$535	$571	$571
Maintenance	145	145	127	127	134	134	118	118
Software fees and other	84	90	90	90	82	90	90	90
Financing fees	43	43	31	31	38	38	28	28
Total revenue	837	843	848	848	850	858	868	868
Selling, general, and administrative	306	306	306	317	303	303	303	311
Commissions and royalties	75	75	75	75	85	85	85	85
Income from continuing operations before taxes	27	33	38	21	43	51	61	47
Tax expense	10	13	15	13	14	17	21	19
Income from continuing operations	17	20	23	8	29	34	40	28
Basic income from continuing operations per share	$0.03	$0.04	$0.04	$0.02	$0.05	$0.06	$0.07	$0.05
Diluted income from continuing operations per share	$0.03	$0.04	$0.04	$0.02	$0.05	$0.06	$0.07	$0.05

(1)	Derived from the “previously reported” column of Note 12 of the Consolidated Financial Statements included in the Company’s Original Form 10-K for the fiscal year ended March 31, 2005.

(2)	Adjusted to reflect the restatement described in paragraph “a” above, which was derived from the Company’s Original Form 10-K for the fiscal year ended March 31, 2005.

(3)	Adjusted to reflect the additional restatement described in paragraph “b” above.

(4)	Adjusted to reflect the Company’s adoption of SFAS No. 123(R). See Note 9 for additional information.
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