Form 10-Q
period 2005-09-30
COMPUTER ASSOCIATES INTERNATIONAL INC
filed 2005-11-09
CIK 356028

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number: 1-9247
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days: Yes ☑ No ☐.
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes ☑ No ☐.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑.
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding
Common Stock	as of November 4, 2005
par value $0.10 per share	580,850,542

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Computer Associates International, Inc.
We have reviewed the accompanying consolidated condensed balance sheet of Computer Associates International, Inc. and subsidiaries as of September 30, 2005, the related consolidated condensed statements of operations for the three-month and six-month periods ended September 30, 2005 and 2004, and the related consolidated condensed statements of cash flows for the six-month periods ended September 30, 2005 and 2004. These consolidated condensed financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards established by the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Computer Associates International, Inc. and subsidiaries as of March 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated June 29, 2005, except as to notes 9 and 12 (b) to the consolidated financial statements, which are as of October 18, 2005, we expressed an unqualified opinion on those consolidated financial statements. As discussed in that report, the consolidated financial statements as of March 31, 2005 and 2004 and for each of the years in the three-year period ended March 31, 2005 have been restated. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of March 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
As discussed in Note D to the consolidated condensed financial statements, the Company has restated the consolidated condensed balance sheet at March 31, 2005, the consolidated condensed statements of operations for the three-month and six-month periods ended September 30, 2004 and the consolidated condensed statement of cash flows for the six-month period ended September 30, 2004 to reflect the Company’s adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” on April 1, 2005 under the modified retrospective application method and to reflect the effects of certain prior period restatements that were previously disclosed in Note 12 of the consolidated financial statements in the Company’s Form 10-K/A for the fiscal year ended March 31, 2005.

/s/ KPMG LLP
New York, New York
November 8, 2005

Item 1. Consolidated Condensed Financial Statements.
COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)
(in millions)

	September 30,	March 31,
	2005	2005
		(restated)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,529	$2,829
Marketable securities	111	296
Trade and installment accounts receivable, net	371	674
Federal and state income taxes receivable	—	55
Deferred income taxes	136	79
Other current assets	89	102

TOTAL CURRENT ASSETS	2,236	4,035

Installment accounts receivable, due after one year, net	549	595
Property and equipment, net	634	622
Purchased software products, net	584	726
Goodwill, net	5,120	4,544
Deferred income taxes	115	105
Other noncurrent assets, net	630	536

TOTAL ASSETS	$9,868	$11,163

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt and loans payable	$1	$826
Government investigation settlement	77	153
Accounts payable	323	177
Salaries, wages, and commissions	234	258
Accrued expenses and other current liabilities	295	323
Deferred subscription revenue (collected) — current	1,109	1,407
Taxes payable, other than income taxes payable	78	119
Federal, state, and foreign income taxes payable	410	342
Deferred income taxes	—	89

TOTAL CURRENT LIABILITIES	2,527	3,694

Long-term debt, net of current portion	1,810	1,810
Deferred income taxes	57	121
Deferred subscription revenue (collected) — noncurrent	297	273
Deferred maintenance revenue	237	270
Other noncurrent liabilities	52	53

TOTAL LIABILITIES	4,980	6,221

Stockholders’ equity	4,888	4,942

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,868	$11,163

See Notes to the Consolidated Condensed Financial Statements.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except per share amounts)

	For the Three		For the Six
	Months Ended		Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(restated)		(restated)
REVENUE

Subscription revenue	$696	$621	$1,391	$1,225
Maintenance	113	108	220	220
Software fees and other	43	56	80	122
Financing fees	13	21	27	45
Professional services	77	59	144	114

TOTAL REVENUE	942	865	1,862	1,726

EXPENSES

Amortization of capitalized software costs	111	111	224	223
Cost of professional services	65	54	125	110
Selling, general, and administrative	382	342	770	653
Product development and enhancements	179	178	350	352
Commissions and royalties	68	69	130	135
Depreciation and amortization of other intangible assets	32	32	62	64
Other expenses, net	10	—	11	3
Restructuring and other	45	28	45	28
Government investigation and shareholder litigation settlement	—	211	—	216

TOTAL EXPENSES BEFORE INTEREST AND TAXES	892	1,025	1,717	1,784

Income (loss) from continuing operations before interest and taxes	50	(160)	145	(58)
Interest expense, net	10	24	19	50

Income (loss) from continuing operations before income taxes	40	(184)	126	(108)
Income tax benefit	(1)	(88)	(9)	(59)

INCOME (LOSS) FROM CONTINUING OPERATIONS	41	(96)	135	(49)

Adjustment to gain on disposal of discontinued operation, net of income taxes	—	(2)	—	(2)

NET INCOME (LOSS)	$41	$(98)	$135	$(51)

BASIC EARNINGS (LOSS) PER SHARE

Income (loss) from continuing operations	$0.07	$(0.17)	$0.23	$(0.09)
Discontinued operation	—	—	—	—

Net income (loss)	$0.07	$(0.17)	$0.23	$(0.09)

Basic weighted average shares used in computation	584	587	585	587

DILUTED EARNINGS (LOSS) PER SHARE

Income (loss) from continuing operations	$0.07	$(0.17)	$0.23	$(0.09)
Discontinued operation	—	—	—	—

Net income (loss)	$0.07	$(0.17)	$0.23	$(0.09)

Diluted weighted average shares used in computation	610	587	611	587
See Notes to the Consolidated Condensed Financial Statements.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited) (in millions)

	For the Six Months
	Ended September 30,
	2005	2004
		(restated)
OPERATING ACTIVITIES:

Net income (loss)	$135	$(51)
Adjustment to gain on disposal of discontinued operation, net of income taxes	—	2

Income (loss) from continuing operations	135	(49)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by continuing operating activities:
Depreciation and amortization	286	287
Provision for deferred income taxes	(241)	(239)
Non-cash compensation expense related to stock and pension plans	64	45
Charge for purchased in-process research and development	18	—
Foreign currency transaction (gain) loss	(7)	1
Government investigation charge	—	218
Restructuring and other	41	28
Changes in other operating assets and liabilities, net of effect of acquisitions:
Decrease in noncurrent installment accounts receivable, net	62	119
Increase (decrease) in deferred subscription revenue (collected) — noncurrent	26	(57)
Decrease in deferred maintenance revenue	(29)	(48)
Decrease in trade and current installment accounts receivable, net	289	226
Decrease in deferred subscription revenue (collected) — current	(263)	(147)
Increase in taxes payable	65	72
Increase (decrease) in accounts payable, accrued expenses and other	62	(20)
Restitution fund payment	(75)	—
Changes in other operating assets and liabilities, net of effect of acquisitions	(41)	(12)

NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES	392	424

INVESTING ACTIVITIES:

Acquisitions, primarily goodwill, purchased software, and other intangible assets, net of cash acquired	(626)	(40)
Settlements of purchase accounting liabilities	(20)	(7)
Purchases of property and equipment, net	(55)	(21)
Proceeds from divestiture of assets	—	14
Sales (purchases) of marketable securities, net	262	(84)
(Decrease) increase in restricted cash	(4)	1
Capitalized software development costs	(42)	(31)

NET CASH USED IN INVESTING ACTIVITIES	(485)	(168)

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited)
(in millions)

	For the Six Months
	Ended September 30,
	2005	2004
		(restated)
FINANCING ACTIVITIES:

Dividends paid	(47)	(23)
Purchases of treasury stock	(260)	(11)
Debt repayments	(911)	—
Exercise of common stock options and other	79	49

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,139)	15

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS BEFORE EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,232)	271

Effect of exchange rate changes on cash	(68)	1

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,300)	272

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,829	1,793

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,529	$2,065

See Notes to the Consolidated Condensed Financial Statements.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
NOTE A – BASIS OF PRESENTATION
The accompanying unaudited Consolidated Condensed Financial Statements of Computer Associates International, Inc. (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The Consolidated Condensed Balance Sheet at March 31, 2005, the Consolidated Condensed Statements of Operations for the three- and six-month periods ended September 30, 2004, and the Consolidated Condensed Statements of Cash Flows for the six-month period ended September 30, 2004 included in this Form 10-Q have been restated to reflect the Company’s adoption of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)), on April 1, 2005 under the modified retrospective application method (refer to Note D, “Accounting For Share-Based Compensation” for additional information) and to reflect the effects of certain prior period restatements that were previously disclosed in Note 12 of the Notes to the Consolidated Financial Statements in the Company’s amended Annual Report on Form 10-K/A for the fiscal year ended March 31, 2005.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, these estimates may ultimately differ from actual results.
Operating results for the three- and six-months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006. For further information, refer to the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s amended Annual Report on Form 10-K/A for the fiscal year ended March 31, 2005.
Revenue Reclassification: Certain revenue amounts in the first quarter of fiscal year 2006 have been reclassified to conform to the current quarter’s presentation. These reclassifications did not impact total revenue. The following table details the reclassification:

	For the Three Months
	Ended June 30, 2005
	Previously	As
	Reported	Adjusted
	(in millions)
Subscription revenue	$684	$695
Maintenance	114	107
Financing fees	18	14
ACCPAC Divestiture: In fiscal year 2004, the Company divested its subsidiary, ACCPAC International, Inc. (ACCPAC). As a result, ACCPAC has been classified as a discontinued operation for all periods presented, and its results of operations and cash flow have been reclassified in the Consolidated Condensed Financial Statements. All related footnotes to the Consolidated Condensed Financial Statements have been adjusted to exclude the effect of the operating results of ACCPAC. See Note K, “Divestitures,” for additional information.
Basis of Revenue Recognition: The Company derives revenue from licensing software products, providing customer technical support (referred to as maintenance) and providing professional services, such as consulting and education. The Company licenses the right to use its software products pursuant to software license agreements. Under the Company’s business model, software license agreements include flexible contractual provisions that, among other things, allow customers to receive unspecified future software products for no additional fee. These agreements combine the right to use the software product with maintenance for the term of the agreement. Under these agreements, the Company recognizes revenue

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
ratably over the term of the license agreement beginning upon satisfaction of the four revenue recognition criteria noted in Statement of Position 97-2, “Software Revenue Recognition,” issued by the American Institute of Certified Public Accountants. Since the Company recognizes subscription revenue from software license agreements evenly (or ratably) over the applicable license agreement term, the timing and amount of such revenue recognized during an accounting period is determined by the license agreement duration and value reflected in each software license agreement. For license agreements signed prior to October 2000 (the prior business model), once all four of the revenue recognition criteria were met, software license fees were recognized as revenue up-front, and the maintenance fees were deferred and subsequently recognized as revenue over the term of the license.
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
For a more detailed description of the Company’s revenue recognition policy, refer to Note 1 of the Notes to the Consolidated Financial Statements included in the Company’s amended Annual Report on Form 10-K/A for the fiscal year ended March 31, 2005.
Cash Dividends: In August 2005, the Company’s Board of Directors declared a quarterly cash dividend of $0.04 per share. The dividend totaled approximately $23 million and was paid on September 30, 2005 to stockholders of record on September 16, 2005. In May 2005, the Company’s Board of Directors declared a quarterly cash dividend of $0.04 per share. The dividend totaled approximately $24 million and was paid on June 30, 2005 to stockholders of record on June 15, 2005.
In June 2004, the Company’s Board of Directors declared a cash dividend of $0.04 per share. The dividend totaled approximately $23 million and was paid on July 15, 2004 to stockholders of record as of June 30, 2004.
Statements of Cash Flows: For the six-month periods ended September 30, 2005 and 2004, interest payments were $71 million and $59 million, respectively, and income taxes paid were $127 million and $53 million, respectively. The increase in taxes paid was primarily attributable to an Internal Revenue Service (IRS) Revenue Procedure which reduced the amount the Company paid for income taxes in fiscal year 2005. The Revenue Procedure granted taxpayers a twelve month deferral for cash received from customers to the extent such receipts were not recognized in revenue for financial statement purposes.
For the period ended September 30, 2004, the Company reclassified certain short-term auction rate notes from cash and cash equivalents to marketable securities. As a result, the consolidated condensed statement of cash flows for the six month period ended September 30, 2004 has been adjusted to increase cash used in investing activities and to decrease the balance of cash and cash equivalents by approximately $77 million.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
NOTE B — COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) includes unrealized gains and losses on the Company’s available-for-sale securities, net of related taxes, and foreign currency translation adjustments. The components of comprehensive income (loss) for the three- and six-month periods ended September 30, 2005 and 2004 are as follows:

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
		(restated)		(restated)
	(in millions)
Net income (loss)	$41	$(98)	$135	$(51)
Unrealized gains (losses) on marketable securities, net of tax	—	1	—	(4)
Foreign currency translation adjustments	(10)	5	(53)	—

Total comprehensive income (loss)	$31	$(92)	$82	$(55)

NOTE C — EARNINGS (LOSS) PER SHARE
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

	For the Three		For the Six
	Months Ended		Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(restated)		(restated)
	(in millions, except per share amounts)
Net income (loss)	$41	$(98)	$135	$(51)
Interest expense associated with Convertible Senior Notes, net of tax	1	— (1)	3	— (1)

Numerator in calculation of diluted earnings (loss) per share	$42	$(98)	$138	$(51)

Weighted average shares outstanding and common share equivalents
Weighted average common shares outstanding	584	587	585	587
Weighted average Convertible Senior Note shares outstanding	23	—	23	—
Weighted average stock awards outstanding	3	—	3	—

Denominator in calculation of diluted earnings per share	610	587 (2)	611	587 (2)

Diluted earnings (loss) per share	$0.07	$(0.17)	$0.23	$(0.09)

(1)	If for the three- and six- month periods ended September 30, 2004, the common share equivalents for the 5% Convertible Senior Notes (convertible into 27 million shares) issued in March 2002 and the 1.625% Convertible Senior Notes (23 million shares) issued in December 2002 (collectively, the Notes) had been dilutive, interest expense, net of tax, related to the Notes would have been added back to net income in order to calculate diluted earnings per share. The interest expense for the Notes, net of tax, for the three- and six-month periods ended September 30, 2004 totaled approximately $7 million and $13 million, respectively.

(2)	Common share equivalents related to the Notes, stock awards, and shareholder settlement shares are not included in the diluted share computation since their effect would have been antidilutive. If the three- and six-month periods ended September 30, 2004 had resulted in net income and had the common share equivalents for the Notes been dilutive, the number of shares used in the calculation of diluted earnings per share for both the three- and six-month periods ended September 30, 2004 would have been 640 million and 639 million, respectively.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
NOTE D — ACCOUNTING FOR SHARE-BASED COMPENSATION
Effective April 1, 2005, the Company adopted, under the modified retrospective basis, the provisions of SFAS No. 123(R), which establishes accounting for share-based awards exchanged for employee services. Under the provisions of SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee requisite service period (generally the vesting period of the award). The application of the modified retrospective method of SFAS No. 123(R) provides that the financial statements of prior periods are adjusted to reflect the fair value method of expensing share-based compensation for all awards granted on or after April 1, 1995, and accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have been restated to reflect the fair value method of expensing share-based compensation, which was materially consistent with the pro forma disclosures required for those periods by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended.
The Company previously applied the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations for share-based awards granted prior to April 1, 2003 and, for fiscal years 2005 and 2004, applied the fair value recognition provisions of SFAS No. 123 under the prospective transition method, which applied the fair value recognition provisions only to awards granted on or after April 1, 2003.
In accordance with SFAS No. 123(R), the Company is required to base initial compensation cost on the estimated number of awards for which the requisite service is expected to be rendered. Historically, and as permitted under SFAS No. 123, the Company chose to record reductions in compensation expense in the periods the awards were forfeited. The cumulative effect on prior periods of the change to an estimated number of awards for which the requisite service is expected to be rendered generated an approximate $1 million credit to the “Selling, general, and administrative” expense line item on the Consolidated Condensed Statements of Operations during the first quarter of fiscal year 2006. In addition, as a result of the Company’s adoption of SFAS No. 123(R), an additional deferred tax asset of $51 million was recorded at March 31, 2005.
The Company recognized share-based compensation in the following line items on the Consolidated Condensed Statements of Operations for the periods indicated:

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
		(restated)		(restated)
	(in millions)
Cost of professional services	$1	$—	$2	$2
Selling, general, and administrative	16	12	35	20
Product development and enhancements	9	8	18	14

Share-based compensation expense before tax	26	20	55	36
Income tax benefit	6	2	13	3

Net compensation expense	$20	$18	$42	$33

Total unrecognized compensation costs related to non-vested awards, expected to be recognized over a weighted average period of 1.6 years, amounted to $152 million at September 30, 2005.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
The following tables detail the modified retrospective application impact of SFAS No. 123(R) on previously reported results:

	For the Three		For the Six
	Months Ended		Months Ended
	September 30, 2004		September 30, 2004
	Previously		Previously
	Reported(1)	Restated(2)	Reported(1)	Restated(2)
		(in millions)
Loss before income taxes	$(175)	$(184)	$(92)	$(108)
Loss from continuing operations	(87)	(96)	(33)	(49)
Basic loss per share	$(0.15)	$(0.17)	$(0.06)	$(0.09)
Diluted loss per share	(0.15)	(0.17)	(0.06)	(0.09)
Net cash provided by operating activities	152	152	425	424
Net cash (used in) provided by financing activities	(13)	(13)	14	15

	March 31, 2005
	Previously
	Reported(1)	Restated(2)
	(in millions)
Deferred income tax liability	$172	$121
Total liabilities	6,272	6,221

Additional paid-in capital	3,970	4,191
Retained earnings	2,007	1,837
Stockholders’ equity	4,891	4,942

Total liabilities and stockholders’ equity	$11,163	$11,163

(1)	As adjusted for the restatements that were previously disclosed in paragraphs “a” and “b” of Note 12 of the Notes to the Consolidated Financial Statements included in the Company’s amended Annual Report on Form 10-K/A for the fiscal year ended March 31, 2005.

(2)	Includes minor corrections made to the Company’s previously reported pro forma SFAS No. 123 disclosures as a result of the Company’s adoption of SFAS No. 123(R).
There were no capitalized share-based compensation costs at September 30, 2005 and 2004.
Share-based incentive awards are provided to employees under the terms of the Company’s plans (the Plans). The Plans are administered by the Compensation and Human Resource Committee of the Board of Directors (the Committee). Awards under the Plans may include at-the-money stock options, premium-priced stock options, restricted stock, restricted stock units, performance share units, stock awards, or any combination thereof. The non-management members of the Company’s Board of Directors also receive deferred stock units under a separate director compensation plan (director compensation plan).
Beginning with awards granted in fiscal year 2006, the Company changed its equity-based compensation strategy to provide the general population of employees with restricted stock, as opposed to stock options, which had been the Company’s previous practice. Also, equity based compensation granted to senior management employees was apportioned between restricted stock and stock options. Additionally, under the Company’s amended long-term incentive plan, which is more fully described in the Company’s proxy statement dated July 26, 2005, senior executives were granted stock options during the first six months of fiscal year 2006 and are eligible to receive restricted stock or restricted stock units and performance shares in the future if certain targets are achieved. Awards associated with the fiscal year 2005 performance cycle were granted in the first quarter of fiscal year 2006, whereas awards associated with the fiscal year 2004 performance cycle were granted in the fourth quarter of fiscal year 2004.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
Restricted Stock Awards (RSAs) are stock awards issued to employees that are subject to specified restrictions and a risk of forfeiture. The restrictions typically lapse over a two or three year period. The fair value of the awards is determined and fixed based on the Company’s stock price on the grant date.
Restricted Stock Units (RSUs) are stock awards that are issued to employees that entitle the holder to receive shares of common stock as the awards vest, typically over a two or three year period. The fair value of the awards is determined and fixed based on the Company’s stock price on the grant date.
Performance Share Units (PSUs) and RSAs or RSUs granted under the amended long-term incentive plan are awards where the number of shares ultimately received by the employee generally depends on Company performance measured against specified targets and typically are granted after a three-year or one-year period, respectively. The fair value of each award is determined on the date that the performance targets are established based on the fair value of the Company’s stock and assumes that performance targets will be achieved. At the conclusion of the performance period, the number of shares of stock issued will vary based upon the achievement of performance targets. The ultimate number of shares issued and the related compensation cost recognized will be based on a comparison of the final performance metrics to the specified targets.
Stock options are awards which allow the employee to purchase shares of the Company’s stock at a fixed price. Stock options are granted at an exercise price equal to or greater than the Company’s stock price on the date of grant. Awards granted after fiscal year 2000 generally vest one-third per year, become fully vested two or three years from the grant date and have a contractual term of ten years.
The following table summarizes stock option activity during the first six months of fiscal year 2006:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
	(in millions)
Outstanding at March 31, 2005	33.6	$28.50
Options granted	2.5	28.65
Options converted — Concord acquisition	1.5	22.51
Options exercised	(2.3)	19.06
Options expired or terminated	(0.8)	31.83

Outstanding at June 30, 2005	34.5	$28.80
Options granted	0.1	27.61
Options converted — Niku acquisition	0.8	17.06
Options exercised	(1.0)	20.33
Options expired or terminated	(0.7)	31.39

Outstanding at September 30, 2005	33.7	$28.71

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
     The following table summarizes information about options granted under the Plans as of September 30, 2005:

	Options Outstanding				Options Exercisable
			Weighted				Weighted
			Average	Weighted			Average
Range of		Aggregate	Remaining	Average		Aggregate	Remaining	Weighted
Exercise		Intrinsic	Contractual	Exercise		Intrinsic	Contractual	Average
Prices	Shares	Value	Life	Price	Shares	Value	Life	Exercise Price
			(shares and aggregate intrinsic value in millions)
$1.37 – $20.00	4.2	$60.7	7.2 years	$13.56	2.4	$35.5	7.0 years	$13.39
$20.01– $30.00	20.6	37.2	5.8 years	26.19	14.8	33.6	4.6 years	25.68
$30.01– $40.00	4.7	0	3.4 years	34.76	3.9	0	2.2 years	35.54
$40.01– $50.00	1.9	0	2.4 years	47.12	1.9	0	2.4 years	47.12
$50.01– $74.69	2.3	0	3.8 years	52.08	2.3	0	3.8 years	52.08

	33.7	$97.9		28.71	25.3	$69.1		29.97

The Company estimates the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R), Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 107, and the Company’s prior period pro forma disclosures of net earnings, including share-based compensation (determined under a fair value method as prescribed by SFAS No. 123). Key input assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, the risk-free rate, and the Company’s dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the period ended September 30, 2005. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards.
For the quarters ended September 30, 2005 and 2004, the Company issued options covering approximately 110,000 shares of common stock, with weighted average fair values of $14.91 and $14.09, respectively. The weighted average fair value at the date of grant for options granted during the six-month periods ended September 30, 2005 and 2004 was $15.05 and $14.78 per share, respectively. The weighted average assumptions used for option grants in the respective periods are listed in the table below.

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Dividend yield	0.58%	0.31%	0.57%	0.30%
Expected volatility factor(1)	0.56	0.67	0.56	0.67
Risk-free interest rate(2)	4.1%	3.6%	4.1%	3.6%
Expected term(3)	6.0	4.5	6.0	4.5

(1)	Measured using historical daily price changes of the Company’s stock over the respective term of the option and the implied volatility derived from the market prices of the Company’s traded options.

(2)	The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.

(3)	The expected term is the number of years that the Company estimates, based primarily on historical experience, that options will be outstanding prior to exercise. The increase in expected term in fiscal year 2006 as compared with fiscal year 2005 was largely related to a change in the demographics of the recipients of stock options. In fiscal year 2005, stock options were granted to a broad base of employees. In fiscal year 2006, stock options were primarily granted to executive management who historically hold options longer than the broad base of employees.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
The following table summarizes restricted stock activity during the first six months of fiscal year 2006:

		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
	(in millions)
Outstanding at March 31, 2005	0.9	$29.26
Restricted stock granted	3.0	27.77
Restricted stock vested or cancelled	(0.1)	26.05

Outstanding at June 30, 2005	3.8	$28.17
Restricted stock vested or cancelled	(0.1)	26.67

Outstanding at September 30, 2005	3.7	$28.26

The total cash received from employees as a result of employee stock option exercises for the six-month periods ended September 30, 2005 and September 30, 2004 was approximately $64 million and $37 million, respectively. The Company settles employee stock option exercises with stock held in treasury. The total intrinsic value of options exercised and restricted awards vested during the six-month periods ended September 30, 2005 and September 30, 2004 was $32 million and $21 million, respectively. The tax benefits realized by the Company for the six-month periods ended September 30, 2005 and 2004 were $10 million and $5 million, respectively.
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
The Company maintains a Year 2000 Employee Stock Purchase Plan (the Purchase Plan) for all eligible employees. Consistent with the provisions of SFAS No. 123, the Purchase Plan under SFAS No. 123(R) is considered compensatory. The estimated fair value of the stock purchase rights under the Purchase Plan for the six-month offer periods commencing July 1, 2005 and July 1, 2004 was $5.76 and $6.54, respectively. The fair value is estimated on the first date of the offering period using the Black-Scholes option pricing model. The weighted average assumptions that were used in determining the estimated fair value of stock purchase rights under the Purchase Plan are as follows:

	For the Six Month Offer	For the Six Month Offer
	Period Commencing	Period Commencing
	July 1, 2005	July 1, 2004
Dividend yield	0.59%	0.29%
Expected volatility factor	0.20	0.30
Risk-free interest rate	3.4%	1.6%
Expected term	0.5	0.5
The Company completed its acquisition of Niku Corporation (Niku) during the quarter ended September 30, 2005. Pursuant to the merger agreement, options to purchase Niku common stock were converted (using a ratio of 0.732) into options to purchase approximately 0.8 million shares of the Company’s stock. The weighted average fair value of the options on the date of acquisition was $15.96.
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
SEPTEMBER 30, 2005
The fair value of each option grant was estimated on the date of acquisition using the Black-Scholes option pricing model with the following assumptions:

	Niku	Concord
Dividend yield	0.58%	0.59%
Expected volatility factor	0.45	0.46
Risk-free interest rate	4.0%	3.6%
Expected term	3.8	3.2
Refer to Note G, “Acquisitions,” for additional information concerning the Company’s acquisitions of Niku and Concord.
NOTE E – ACCOUNTS RECEIVABLE
Net trade and installment accounts receivable consist of the following:

	September 30,	March 31,
	2005	2005
		(restated)
	(in millions)
Current:
Billed accounts receivable	$556	$829
Unbilled amounts due within the next 12 months — Business Model	1,750	1,794
Unbilled amounts due within the next 12 months — prior business model	291	389
Less: Allowance for doubtful accounts	(15)	(33)

Net amounts expected to be collected	2,582	2,979
Less: Unearned revenue — current	(2,211)	(2,305)

Net trade and installment accounts receivable — current	$371	$674

Noncurrent:
Unbilled amounts due beyond the next 12 months — Business Model	$1,618	$1,698
Unbilled amounts due beyond the next 12 months — prior business model	647	741
Less: Allowance for doubtful accounts	(26)	(35)

Net amounts expected to be collected	2,239	2,404
Less: Unearned revenue — noncurrent	(1,690)	(1,809)

Net installment accounts receivable — noncurrent	$549	$595

The components of unearned revenue consist of the following:

	September 30,	March 31,
	2005	2005
		(restated)
	(in millions)
Current:
Unamortized discounts	$53	$62
Unearned maintenance	28	23
Deferred subscription revenue (uncollected)	1,268	1,030
Noncurrent deferred subscription revenue (uncollected) associated with amounts to be billed within the next 12 months	784	1,133
Unearned professional services	78	57

Total unearned revenue — current	$2,211	$2,305

Noncurrent:
Unamortized discounts	$57	$79
Unearned maintenance	15	32
Deferred subscription revenue (uncollected)	1,618	1,698

Total unearned revenue — noncurrent	$1,690	$1,809

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
NOTE F – IDENTIFIED INTANGIBLE ASSETS
In the tables below, Capitalized software includes both purchased and internally developed software costs, and Other identified intangible assets includes both purchased customer relationships and trademarks/trade name costs. Internally developed capitalized software costs and other identified intangible asset costs are included in “Other noncurrent assets, net” on the Consolidated Condensed Balance Sheets.
The gross carrying amounts and accumulated amortization for identified intangible assets are as follows:

	At September 30, 2005
	Gross	Accumulated	Net
	Assets	Amortization	Assets
		(in millions)
Capitalized software:
Purchased	$4,683	$4,099	$584
Internally developed	529	347	182
Other identified intangible assets subject to amortization	481	238	243
Other identified intangible assets not subject to amortization	26	—	26

Total	$5,719	$4,684	$1,035

	At March 31, 2005
	Gross	Accumulated	Net
	Assets	Amortization	Assets
		(in millions)
Capitalized software:
Purchased	$4,625	$3,899	$726
Internally developed	494	330	164
Other identified intangible assets subject to amortization	415	215	200
Other identified intangible assets not subject to amortization	26	—	26

Total	$5,560	$4,444	$1,116

In connection with the acquisition of Concord in June 2005 and Niku in July 2005, the Company recognized approximately $18 million and $23 million of purchased software costs, respectively, and approximately $22 million and $44 million of Other identified intangible assets subject to amortization, respectively. Refer to Note G, “Acquisitions,” for additional information relating to the Concord and Niku acquisitions. In addition, the Company recorded approximately $17 million of purchase software costs related to other acquisitions during the first six months of fiscal year 2006.
In both the second quarter of fiscal years 2006 and 2005, amortization of capitalized software costs was $111 million. Amortization of other identified intangible assets was $12 million and $10 million, respectively.
For the first six months of fiscal years 2006 and 2005, amortization of capitalized software costs was $224 million and $223 million, respectively, and amortization of other identified intangible assets was $23 million and $20 million, respectively.
Based on the identified intangible assets recorded through September 30, 2005, annual amortization expense is expected to be as follows:

	Year Ended March 31,
	2006	2007	2008	2009	2010	2011
			(in millions)
Capitalized software:
Purchased	$398	$287	$38	$29	$18	$9
Internally developed	41	48	40	32	24	13
Other identified intangible assets subject to amortization	49	35	35	35	35	35

Total	$488	$370	$113	$96	$77	$57

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
The carrying value of goodwill was $5.120 billion and $4.544 billion as of September 30, 2005 and March 31, 2005, respectively. During the six-month period ended September 30, 2005, goodwill increased by approximately $345 million and $226 million principally as a result of the Company’s acquisition of Concord and Niku, respectively.
NOTE G – ACQUISITIONS
During the second quarter of fiscal year 2006, the Company acquired the common stock of Niku, including its leading information technology governance (ITG) solution, in a cash transaction of approximately $337 million. In addition, the Company converted options to acquire the common stock of Niku and incurred acquisition costs of approximately $5 million and $3 million, respectively, for an aggregate purchase price of $345 million. Niku was a provider of information technology management and governance (IT-MG) solutions, and the Company plans to integrate Niku’s ITG solutions with the Business Service Optimization (BSO) unit. The acquisition of Niku has been accounted for as a purchase and accordingly, its results of operations have been included in the Consolidated Condensed Financial Statements since the date of its acquisition, July 29, 2005 (the Acquisition Date).
The acquisition cost of Niku has been allocated to assets acquired, liabilities assumed and in-process research and development based on estimated fair values at the date of acquisition as follows:

(in millions)
Cash	$44
Marketable securities	19
Other assets acquired	20
Deferred revenue	(4)
Deferred income taxes, net	(4)
Other liabilities assumed	(37)
Purchased software products	23
Customer relationships	42
Trademarks/tradenames	2
Goodwill	226
In-process research and development	14

Purchase price	$345

Approximately $14 million of the purchase price represents the estimated fair value of projects that, as of the acquisition date, had not reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed and has been included in the “Other expenses, net” line item on the Consolidated Condensed Statements of Operations.
Purchased software products will be amortized over approximately five years, trademarks/tradenames will be amortized over seven years, and customer relationships will be amortized over eight years.
The allocation of the purchase price is based upon estimates which may be revised within one year of the date of acquisition as additional information becomes available. It is anticipated that the final purchase price allocation will not differ materially from the preliminary allocation presented above.
The following unaudited pro forma financial information presents the combined results of operations of the Company and Niku as if the acquisition had occurred at April 1, 2005 and 2004. The historical results of the Company for the three and six months ended September 30, 2005 include the results of Niku from the Acquisition Date. The pro forma results presented below for the three and six months ended September 30, 2005 combine the results of the Company for the three and six months ended September 30, 2005 and the historical results of Niku from April 1, 2005 through the Acquisition Date. The pro forma results for the three and six months ended September 30, 2004 combine the historical results of the Company for the three and six months ended September 30, 2004 with the combined historical results for the three and six months ended September 30, 2004 of Niku. The unaudited pro forma financial

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
information is not intended to represent or be indicative of the Company’s consolidated results of operations or financial condition that would have been reported had the acquisition of Niku been completed as of the beginning of the periods presented and should not be taken as indicative of the Company’s future consolidated results of operations or financial condition. Pro forma adjustments are tax-effected at the Company’s statutory tax rate.

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(unaudited)
	(in millions)
Revenue	$952	$880	$1,890	$1,756
Income (loss) from continuing operations	35	(97)	125	(54)
Net income (loss)	35	(99)	125	(56)

Basic earnings (loss) per share
Income (loss) from continuing operations	0.06	(0.17)	0.21	(0.10)
Discontinued operation	—	—	—	—

Net income (loss)	0.06	(0.17)	0.21	(0.10)

Diluted earnings (loss) per share
Income (loss) from continuing operations	0.06	(0.17)	0.21	(0.10)
Discontinued operation	—	—	—	—

Net income (loss)	0.06	(0.17)	0.21	(0.10)

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
The acquisition cost of Concord has been allocated to assets acquired, liabilities assumed, and in-process research and development based on estimated fair values at the date of acquisition as follows:

(in millions)
Cash	$18
Marketable securities	58
Deferred income taxes, net	2
Other assets acquired	41
Deferred revenue	(19)
3% convertible notes	(86)
Other liabilities assumed	(44)
Purchased software products	18
Customer relationships	19
Trademarks/tradenames	3
Goodwill	345
In-process research and development	4

Purchase price	$359

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
Approximately $4 million of the purchase price represents the estimated fair value of projects that, as of the acquisition date, had not reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed and has been included in the “Other expenses, net” line item on the Consolidated Condensed Statements of Operations.
Purchased software products will be amortized over five years, trademarks/tradenames will be amortized over six years, and customer relationships will be amortized over seven years.
The allocation of the purchase price is based upon estimates which may be revised within one year of the date of acquisition as additional information becomes available. Based upon additional information received during the quarter ended September 30, 2005, net liabilities assumed and goodwill was adjusted upward by approximately $3 million. It is anticipated that the final purchase price allocation will not differ materially from the preliminary allocation presented above.
In connection with the acquisition of Concord, the Company assumed $86 million in 3% convertible senior notes due 2023. In accordance with the notes’ terms, the Company redeemed (for cash) the notes in full in July 2005.
Accrued acquisition-related costs and changes in these accruals, including additions related to the Company’s acquisition of Niku, Concord, and Netegrity, Inc. (Netegrity) during the third quarter of fiscal year 2005, were as follows:

	Duplicate
	Facilities &	Employee
	Other Costs	Costs
	(in millions)
Balance at March 31, 2004	$58	$12

Additions	8	3
Settlements	(15)	(6)
Adjustments	(10)	—

Balance at March 31, 2005	$41	$9

Additions	14	21
Settlements	(10)	(11)

Balance at September 30, 2005	$45	$19

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
NOTE H — RESTRUCTURING AND OTHER
Restructuring Plan
In July 2005, the Company announced a restructuring plan to increase efficiency and productivity and to more closely align its investments with strategic growth opportunities. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146), the Company accounted for the individual components of the restructuring plan as follows:
Severance: The plan includes a workforce reduction of approximately five percent or 800 positions worldwide. The termination benefits the Company has offered in connection with this workforce reduction are substantially the same as the benefits the Company has provided historically for non-performance-based

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
workforce reductions, and in certain countries have been provided based upon statutory minimum requirements. Accordingly, the employee termination obligations incurred in connection with the restructuring plan did not meet the definition of a “one-time benefit arrangement” under SFAS No. 146 and the Company therefore accounted for such obligations in accordance with SFAS No. 112, “Employers’ Accounting for Post employment Benefits, an Amendment of FASB Statements No. 5 and 43.” The Company incurred approximately $24 million of severance costs in the second quarter of fiscal year 2006. The Company anticipates the severance portion of the restructuring plan will cost approximately $40 million and anticipates that the remaining amount will be incurred by the end of the fiscal year or shortly thereafter.
Facilities Abandonment: The Company recorded the costs associated with lease termination and/or abandonment when the Company ceased to utilize the leased property. Under SFAS No. 146, the liability associated with lease termination and/or abandonment is measured as the present value of the total remaining lease costs and associated operating costs, less probable sublease income. The Company incurred approximately $13 million of facilities abandonment costs in the second quarter of fiscal year 2006. The Company will accrete its obligations related to the facilities abandonment to the then-present value and, accordingly, will recognize accretion expense as a restructuring expense in future periods. The Company anticipates the facilities abandonment portion of the restructuring plan will cost between $20 million and $40 million and anticipates that the remaining amount will be incurred by the end of the fiscal year or shortly thereafter.
Accrued restructuring costs and changes in these accruals during the second quarter of fiscal year 2006 were as follows:

		Facilities
	Severance	Abandonment
	(in millions)
Balance at March 31, 2005	$—	$—

Additions	24	13
Payments	(3)	—

Balance at September 30, 2005	$21	$13

The liability balance is included in “Accrued expenses and other current liabilities” on the Consolidated Condensed Balance Sheets.
Other
The Company incurred approximately $5 million associated with the termination of a non-core application development professional services project and $3 million in connection with certain DPA related costs.
NOTE I — INCOME TAXES
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

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
Additionally, the Company recognized a tax benefit of approximately $16 million in the quarter ended September 30, 2005 resulting primarily from the favorable conclusion of an international tax examination and the reduction of a valuation allowance related to a certain foreign jurisdiction’s net operating loss carry forwards.
The Company also incurred $4 million and $14 million of in-process research and development charges associated with the acquisitions of Concord and Niku in the first and second quarters of fiscal year 2006, respectively, which are non-deductible for income tax purposes.
The Company recognized a tax benefit of approximately $26 million in the quarter ended September 30, 2004 which was attributable to an IRS refund received for additional tax benefits arising from foreign export sales in prior fiscal years.
NOTE J — COMMITMENTS AND CONTINGENCIES
Certain legal proceedings in which we are involved are discussed in Note 7, “Commitments and Contingencies,” of the Notes to the Consolidated Financial Statements included in our amended Annual Report on Form 10-K/A for the fiscal year ended March 31, 2005 (the Form 10-K/A), filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Form 10-K/A.
Stockholder Class Action and Derivative Lawsuits Filed Prior to 2004
The Company, its former Chairman and CEO Charles B. Wang, its former Chairman and CEO Sanjay Kumar, its former Chief Financial Officer Ira Zar, and its Executive Vice President Russell M. Artzt were defendants in one or more stockholder class action lawsuits, filed July 1998, February 2002, and March 2002, alleging, among other things, that a class consisting of all persons who purchased the Company’s common stock during the period from January 20, 1998 until July 22, 1998 were harmed by misleading statements, misrepresentations, and omissions regarding the Company’s future financial performance. In addition, in May 2003, a class action lawsuit captioned John A. Ambler v. Computer Associates International, Inc., et al. was filed in the United States District Court for the Eastern District of New York (the Federal Court). The complaint in this matter, a purported class action on behalf of the Computer Associates Savings Harvest Plan (the CASH Plan) and the participants in, and beneficiaries of the CASH Plan for a class period running from March 30, 1998, through May 30, 2003, asserted claims of breach of fiduciary duty under ERISA, the federal Employee Retirement Income Security Act. The named defendants were the Company, the Company’s Board of Directors, the CASH Plan, the Administrative Committee of the CASH Plan, and the following current or former employees and/or former directors of the Company: Messrs. Wang; Kumar; Zar; Artzt; Peter A. Schwartz; and Charles P. McWade; and various unidentified alleged fiduciaries of the CASH Plan. The complaint alleged that the defendants breached their fiduciary duties by causing the CASH Plan to invest in Company securities and sought damages in an unspecified amount.
A derivative lawsuit was filed against certain current and former directors of the Company, based on essentially the same allegations as those contained in the February and March 2002 stockholder lawsuits discussed above. This action was commenced in April 2002 in Delaware Chancery Court, and an amended complaint was filed in November 2002. The defendants named in the amended complaints were the Company as a nominal defendant, current Company directors Messrs. Lewis S. Ranieri, and Alfonse M. D’Amato, and former Company directors Ms. Shirley Strum Kenny and Messrs. Wang, Kumar, Artzt, Willem de Vogel, Richard Grasso, and Roel Pieper. The derivative suit alleged breach of fiduciary duties on the part of all the individual defendants and, as against the former management director defendants, insider trading on the basis of allegedly misappropriated confidential, material information. The amended complaints sought an accounting and recovery on behalf of the Company of an unspecified amount of damages, including recovery of the profits allegedly realized from the sale of common stock of the Company.
On August 25, 2003, the Company announced the settlement of all outstanding litigation related to the above-referenced stockholder and derivative actions as well as the settlement of an additional derivative action filed in the Federal Court in connection with the settlement. As part of the class action settlement, which was

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
approved by the Federal Court in December 2003, the Company agreed to issue a total of up to 5.7 million shares of common stock to the shareholders represented in the three class action lawsuits, including payment of attorneys’ fees. The Company has completed the issuance of the settlement shares as well as payment of $3.3 million to the plaintiffs’ attorneys in legal fees and related expenses.
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
On October 5, 2004 and December 9, 2004, four purported Company stockholders served motions to vacate the Order of Final Judgment and Dismissal entered by the Federal Court in December 2003 in connection with the settlement of the derivative action. These motions primarily seek to void the releases that were granted to the individual defendants under the settlement. On December 7, 2004, a motion to vacate the Order of Final Judgment and Dismissal entered by the Federal Court in December 2003 in connection with the settlement of the 1998 and 2002 stockholder lawsuits discussed above was filed by Sam Wyly and certain related parties. The motion seeks to reopen the settlement to permit the moving shareholders to pursue individual claims against certain present and former officers of the Company. The motion states that the moving shareholders do not seek to file claims against the Company. These motions (60(b) Motions) have been fully briefed. On June 14, 2005, the Federal Court granted movants’ motion to be allowed to take limited discovery prior to the Federal Court’s ruling on the 60(b) Motions. No hearing date is currently set for the 60(b) Motions.
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
Following the Audit and Compliance Committee’s preliminary report and at its recommendation, four executives who oversaw the relevant financial operations during the period in question, including Ira Zar, resigned at the Company’s request. On January 22, 2004, one of these individuals pled guilty to federal criminal charges of conspiracy to obstruct justice in connection with the ongoing investigation. On April 8, 2004, Mr. Zar and two other former executives pled guilty to charges of conspiracy to obstruct justice and conspiracy to commit securities fraud in connection with the investigation, and Mr. Zar also pled guilty to committing securities fraud. The SEC filed related actions against each of the four former executives alleging that they participated in a widespread practice that resulted in the improper recognition of revenue by the Company. Without admitting or denying the allegations in the complaints, Mr. Zar and two other executives each consented to a permanent injunction against violating, or aiding and abetting violations of, the securities laws, and also to a permanent bar from serving as an officer or director of a publicly held company. Litigation with respect to the SEC’s claims for disgorgement and penalties is continuing.

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
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
In April 2004, the Audit and Compliance Committee completed its investigation and determined that the Company should restate certain financial data to properly reflect the timing of the recognition of license revenue for the Company’s fiscal years ended March 31, 2001 and 2000. The Audit and Compliance Committee believes that the Company’s financial reporting related to contracts executed under its current Business Model is unaffected by the improper accounting practices that were in place prior to the adoption of the Business Model in October 2000 and that had resulted in the restatement, and that the historical issues it had identified in the course of its independent investigation concerned the premature recognition of revenue. However, certain of these prior period accounting errors have had an impact on the subsequent financial results of the Company as described in Note 12 to the Consolidated Financial Statements in the Company’s amended Annual Report on Form 10-K/A for the fiscal year ended March 31, 2005. The Company continues to implement and consider additional remedial actions it deems necessary.
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
Under the DPA, the Company has agreed to establish a $225 million fund for purposes of restitution to current and former stockholders of the Company, with $75 million to be paid within 30 days of the date of approval of the DPA by the Federal Court, $75 million to be paid within one year after the approval date and $75 million to be paid within 18 months after the approval date. The Company made the first $75 million restitution payment into an interest-bearing account under terms approved by the USAO on October 22, 2004. The Company made the second $75 million restitution payment into an interest-bearing account under terms approved by the USAO in September 2005. The Company is required to make a third deposit of $75 million on or about March 16, 2006. Pursuant to the Agreements, the Company proposed and the USAO accepted, on or about November 4, 2004, the appointment of Kenneth R. Feinberg as Fund Administrator. Also, pursuant to the Agreements, Mr. Feinberg submitted to the USAO on or about June 28, 2005, a Plan of Allocation for the Restitution Fund (the Plan). The Plan was approved by the Federal Court on August 18, 2005. The payment of these restitution funds is in addition to the amounts that the Company previously agreed to provide current and former stockholders in settlement of certain private litigation in August 2003 (See “Stockholder Class Action and Derivative Lawsuits Filed Prior to 2004”). This amount was paid by the Company in December 2004 in shares at a total value then of approximately $174 million.
The Company has also agreed, among other things, to take the following actions by December 31, 2005: (1) add a minimum of two new independent directors to its Board of Directors; (2) establish a Compliance Committee of the Board of Directors; (3) implement an enhanced compliance and ethics program, including appointment of a Chief Compliance Officer; (4) reorganize its Finance and Internal Audit Departments; and (5) establish an executive disclosure committee. On December 9, 2004, the Company announced that Patrick J. Gnazzo had been named Senior Vice President, Business Practices, and Chief Compliance Officer, effective January 10, 2005. On February 11, 2005, the Board of Directors elected William McCracken to serve as a new independent director, and also changed the name of the Audit Committee of the Board of Directors to the Audit and Compliance Committee of the Board of Directors and amended the Committee’s

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
charter. On April 11, 2005, the Board of Directors elected Ron Zambonini to serve as a new independent director. Under the Agreements the Company has also agreed to the appointment of an Independent Examiner to examine the Company’s practices for the recognition of software license revenue, its ethics and compliance policies and other matters. The Independent Examiner will also review the Company’s compliance with the Agreements and will report findings and recommendations to the USAO, SEC and Board of Directors within six months after appointment and quarterly thereafter. On March 16, 2005, the Federal Court appointed Lee S. Richards III, Esq. of Richards Spears Kibbe & Orbe LLP, to serve as Independent Examiner. Mr. Richards will serve for a term of 18 months unless his term of appointment is extended under conditions specified in the DPA. On September 15, 2005, Mr. Richards issued his six-month report concerning his recommendations regarding best practices.
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

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
On September 23, 2004, the USAO filed a ten-count indictment charging Messrs. Kumar and Richards with conspiracy to commit securities fraud and wire fraud, committing securities fraud, filing false SEC filings, conspiracy to obstruct justice and obstruction of justice. Additionally, Mr. Kumar was charged with one count of making false statements to an agent of the Federal Bureau of Investigation and Mr. Richards was charged with one count of perjury in connection with sworn testimony before the SEC. On or about June 29, 2005, the USAO filed a superseding indictment against Messrs. Kumar and Richards, dropping one count and adding several allegations to certain of the nine remaining counts. The Federal Court has set an April 24, 2006 date for the trial of Messrs. Kumar and Richards.
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
Derivative Actions Filed in 2004
In June 2004, a purported derivative action was filed in the Federal Court by Ranger Governance Ltd. against certain current or former employees and/or directors of the Company. In July 2004, two additional purported derivative actions were filed in the Federal Court by purported Company stockholders against certain current or former employees and/or directors of the Company. In November 2004, the Federal Court issued an order consolidating these three derivative actions. The plaintiffs filed a consolidated amended complaint (the Consolidated Complaint) on January 7, 2005. The Consolidated Complaint names as defendants Charles B. Wang; Sanjay Kumar; Ira H. Zar; David Kaplan; David Rivard; Lloyd Silverstein; Russell M. Artzt; Alfonse D’Amato; Stephen Richards; Michael A. McElroy; Charles P. McWade; Peter A. Schwartz; Gary Fernandes; Robert E. La Blanc; Lewis S. Ranieri; Jay W. Lorsch; Kenneth Cron; Walter P. Schuetze; Willem de Vogel; Richard Grasso; Roel Pieper; Steven Woghin; KPMG LLP; and Ernst & Young LLP. The Company is named as a nominal defendant. The Consolidated Complaint alleges a claim against Messrs. Wang, Kumar, Zar, Kaplan, Rivard, Silverstein, Artzt, D’Amato, Richards, McElroy, McWade, Schwartz, Fernandes, La Blanc, Ranieri, Lorsch, Cron, Schuetze, de Vogel, Grasso, Pieper and Woghin for contribution towards the consideration the Company had previously agreed to provide current and former stockholders in settlement of certain class action litigation commenced against the Company and certain officers and directors in 1998 and 2002 (See “Stockholder Class Action and Derivative Lawsuits Filed Prior to 2004”) as well as all damages suffered by the Company in connection with the USAO and SEC investigations (See “The Government Investigation”). The Consolidated Complaint also alleges a claim seeking unspecified relief against Messrs. Wang, Kumar, Zar, Kaplan, Rivard, Silverstein, Artzt, D’Amato, Richards, McElroy, McWade, Fernandes, La Blanc, Ranieri, Lorsch, Cron, Schuetze, de Vogel and Woghin for violations of Section 14(a) of the Exchange Act for alleged false and material misstatements made in the Company’s proxy statements issued in 2002 and 2003. The Consolidated Complaint also alleges breach of fiduciary duty by Messrs. Wang, Kumar, Zar, Kaplan, Rivard, Silverstein, Artzt, D’Amato, Richards, McElroy, McWade, Schwartz, Fernandes, La Blanc, Ranieri, Lorsch, Cron, Schuetze, de Vogel, Grasso, Pieper and Woghin. The Consolidated Complaint also seeks unspecified compensatory, consequential and punitive damages against Messrs. Wang, Kumar, Zar, Kaplan, Rivard, Silverstein, Artzt, D’Amato, Richards, McElroy, McWade, Schwartz, Fernandes, La Blanc, Ranieri, Lorsch, Cron, Schuetze, de Vogel, Grasso, Pieper and Woghin based upon allegations of corporate waste and fraud. The Consolidated Complaint also seeks unspecified damages against Ernst & Young LLP and KPMG LLP, for breach of fiduciary duty and the duty of reasonable care, as well as contribution and indemnity under Section 14(a) of the Exchange Act. The Consolidated Complaint requests restitution and rescission of the compensation earned under the Company’s executive compensation plan by Messrs. Artzt, Kumar, Richards, Zar, Woghin, Kaplan, Rivard, Silverstein, Wang, McElroy, McWade and Schwartz. Additionally, pursuant to Section 304 of the Sarbanes-Oxley Act, the Consolidated Complaint seeks reimbursement of bonus or other incentive-based equity compensation received by defendants Wang, Kumar, Schwartz and Zar, as well as alleged profits realized from their sale of securities issued by the Company during the time periods they served as the Chief Executive Officer (Messrs. Wang

COMPUTER ASSOCIATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
and Kumar) and Chief Financial Officer (Mr. Zar) of the Company. Although no relief is sought from the Company, the Consolidated Complaint seeks monetary damages, both compensatory and consequential, from the other defendants, including current or former employees and/or directors of the Company, KPMG LLP and Ernst & Young LLP in an amount totaling not less than $500 million.
The consolidated derivative action has been stayed pending resolution of the 60(b) Motions (See “The Government Investigation”). Also, on February 1, 2005, the Company established a Special Litigation Committee of independent members of its Board of Directors to control and determine the Company’s response to this litigation. The Special Litigation Committee has moved for a stay of the consolidated derivative action until it completes its investigation of the claims alleged in the derivative action. That motion is pending.
The Company is obligated to indemnify its officers and directors under certain circumstances to the fullest extent permitted by Delaware law. As a part of that obligation, the Company has advanced and will continue to advance certain attorneys’ fees and expenses incurred by current and former officers and directors in various litigations and investigations arising out of similar allegations, including the litigation described above.
Texas Litigation
On August 9, 2004, a petition was filed by Sam Wyly and Ranger Governance, Ltd. against the Company in the District Court of Dallas County, Texas, seeking to obtain a declaratory judgment that plaintiffs did not breach two separation agreements they entered into with the Company in 2002 (the 2002 Agreements). Plaintiffs seek to obtain this declaratory judgment in order to file a derivative suit on behalf of the Company (See “Derivative Actions Filed in 2004” above). On September 3, 2004, the Company filed an answer to the petition and on September 10, 2004, the Company filed a notice of removal seeking to remove the action to federal court. On February 18, 2005, Mr. Wyly filed a separate lawsuit in Texas federal court alleging that he is entitled to attorney fees in connection with the original litigation filed in Texas. The two actions have been consolidated. On March 31, 2005, the plaintiffs amended their complaint to allege a claim that they were defrauded into entering the 2002 Agreements and seeking rescission of those agreements and damages. The amended complaint in the Ranger Governance litigation seeks rescission of the 2002 Agreements, unspecified compensatory, consequential and exemplary damages and a declaratory judgment that the 2002 Agreements are null and void and that plaintiffs did not breach the 2002 Agreements. On May 11, 2005, the Company moved to dismiss the Texas litigation. On July 21, 2005, plaintiffs filed a motion for summary judgment. On July 22, 2005, the court dismissed the latter two motions without prejudice to refiling the motions later in the action. On September 1, 2005, the Texas federal court granted the Company’s motion to transfer the action to the Federal Court.
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
SEPTEMBER 30, 2005
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
NOTE K — DIVESTITURES
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
NOTE L — SUBSEQUENT EVENTS
In October 2005, the Company completed the acquisition of iLumin, a privately held provider of enterprise message management and archiving software, in a transaction valued at approximately $47 million.
In October 2005, the Company announced that its Board of Directors authorized the Company to buy back an additional $200 million in Company shares during fiscal year 2006 for an annual total of up to $600 million. During the six-month period ended September 30, 2005, the Company repurchased approximately $260 million in Company stock.
In November 2005, the Company announced that it entered into a partnership with Garnett & Helfrich Capital, a private equity firm, to create an independent corporate entity, Ingres Corporation. The Company divested its Ingres open source database unit into Ingres Corporation, in which Garnett & Helfrich Capital is the majority shareholder.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q (Form 10-Q) contains certain forward-looking information relating to Computer Associates International, Inc. (the “Company,” “Registrant,” “CA,” “We,” “Our,” or “Us”) that is based on the beliefs of and assumptions made by our management as well as information currently available to management. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” and similar expressions are intended to identify forward-looking information. Such information includes, for example, the statements made under the caption “Outlook” in this MD&A, but also appears in other parts of this Form 10-Q. This forward-looking information reflects our current views with respect to future events and is subject to certain risks, uncertainties, and assumptions, some of which are described below in the section “Risk Factors” and in our amended Annual Report on Form 10-K/A for the fiscal year ended March 31, 2005 filed with the Securities and Exchange Commission. Should one or more of these risks or uncertainties occur, or should our assumptions prove incorrect, actual results may vary materially from those described in this Report as anticipated, believed, estimated, or expected. We do not intend to update these forward-looking statements.
QUARTERLY UPDATE
•	In July 2005, we completed the acquisition of Niku, a leading provider of information technology management and governance (IT-MG) solutions, in a transaction valued at approximately $345 million. Refer to Note G, “Acquisitions,” of the Notes to the Consolidated Condensed Financial Statements for additional information.

•	We recorded charges of approximately $37 million in the second quarter of fiscal year 2006 for severance and other termination benefits and facility closures in connection with our restructuring plan. The restructuring plan is designed to more closely align our investments with strategic growth opportunities and includes a workforce reduction of approximately five percent or 800 positions worldwide. The plan is expected to yield about $75 million in savings on an annualized basis, once the reductions are fully implemented. We anticipate the total restructuring plan will cost between $60 million and $80 million.

•	In October 2005, we completed the acquisition of iLumin, a privately held provider of enterprise message management and archiving software, in a transaction valued at approximately $47 million. iLumin’s Assentor product line will be added to our BrightStor solutions.

•	In October 2005, we announced that our Board of Directors authorized us to buy back an additional $200 million in Company shares during fiscal year 2006 for an annual total of up to $600 million. During the six-month period ended September 30, 2005, we repurchased approximately $260 million in Company stock.

•	In November 2005, we announced that we entered into a partnership with Garnett & Helfrich Capital, a private equity firm, to create an independent corporate entity, Ingres Corporation. We divested our Ingres open source database unit into Ingres Corporation, in which Garnett & Helfrich Capital is the majority shareholder.
BUSINESS UNIT STRUCTURE
We recently aligned the Company’s product development into five business units. The business unit general managers are accountable for the management and performance of their business unit, including product development and innovation, product marketing, quality, staffing, strategic planning and execution, and customer satisfaction. Our business units are Enterprise Systems Management, Security Management, Storage Management, Business Service Optimization, and the CA Products Group. This new structure allows us to become more closely aligned with our customers’ needs, drive more accountability for the performance of each software area, and to be more responsive to the changing dynamics of the management software marketplace. We do not presently maintain profit and loss data on a business unit basis and therefore these are not considered business segments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Enterprise Systems Management
Our products for Enterprise Systems Management optimize the availability and capacity of Information Technology (IT) assets and provide a complete, integrated, and open solution for policy-driven, adaptive IT management. The comprehensive set of solutions is built on a framework of common services so that the solutions work together to simplify the complexity present in medium to large enterprises and public sector organizations. Our Enterprise Systems Management solutions help IT organizations:
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
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
CA Products
In addition to our leadership offerings in the above areas, we also offer products that address other aspects of the IT environment. This diverse group of solutions includes products that deliver value throughout the IT spectrum, grouped in the following four categories:
•	Database Management systems— these solutions enable reliable management of large data and transaction volumes, exploit advances in database technology, and integrate these information stores to distributed and web-based business needs, leveraging database process integrity across the enterprise.

•	Application Development systems — these solutions enable customers to build custom business applications in a variety of environments, using technology-neutral business process definitions, and to test and deploy those applications across an evolving IT infrastructure.

•	Enterprise Reporting and Information Management systems — these solutions enable customers to efficiently and rapidly report on and process business information.

•	Other solutions — these solutions include a wide variety of tools and utilities to optimize the IT environment.
Office of the CTO
The Office of the CTO drives technology strategy across all of the business units and leads research and development for emerging technologies.
•	Common Technologies — Our Foundation Services and Management Database (MDB) are technologies common across CA products that enable our products to work together easily and also

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
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
Our subscription-based Business Model is unique among our competitors in the software industry and it may be difficult to compare our results for many of our performance indicators with those of our competitors. The following is a summary of the principal quantitative performance indicators that management uses to review performance:

	For the Three Months
	Ended September 30,			Percent
	2005	2004	Change	Change

		(restated)
	(dollars in millions)
Subscription revenue	$696	$621	$75	12%
Total revenue	$942	$865	$77	9%
Subscription revenue as a percent of total revenue	74%	72%	2	3%
New deferred subscription revenue (direct)	$575	$649	$(74)	(11%)
New deferred subscription revenue (indirect)	$47	$41	$6	15%
Weighted average license agreement duration in years (direct)	2.92	2.90	0.02	1%
Cash from operations	$299	$152	$147	97%
Net income (loss)	$41	$(98)	$139	142%

	For the Six Months
	Ended September 30,			Percent
	2005	2004	Change	Change

		(restated)
	(dollars in millions)
Subscription revenue	$1,391	$1,225	$166	14%
Total revenue	$1,862	$1,726	$136	8%
Subscription revenue as a percent of total revenue	75%	71%	4	6%
New deferred subscription revenue (direct)	$911	$1,179	$(268)	(23%)
New deferred subscription revenue (indirect)	$90	$41	NA	NA
Weighted average license agreement duration in years (direct)	2.84	2.83	0.01	—
Cash from operations	$392	$424	$(32)	(8%)
Net income (loss)	$135	$(51)	$186	365%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	Sept. 30,	March 31,		Percent
	2005	2005	Change	Change

	(dollars in millions)
Total cash, cash equivalents, and marketable securities	$1,640	$3,125	$(1,485)	(48%)
Total debt	$1,811	$2,636	$(825)	(31%)
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
New Deferred Subscription Revenue — New deferred subscription revenue represents the total incremental value (contract value) of software licenses sold in a period for which we provide the customer the right to receive unspecified future software products for no additional fee. In the second quarter of fiscal year 2005, we began offering more flexible license terms to our channel partners, necessitating ratable recognition of revenue for the majority of our indirect business. Prior to July 1, 2004, such channel license revenue had been recorded on a sell-through basis (when a distributor, reseller, or VAR sells the software product to their customers) and reported on the “Software fees and other” line item on the Consolidated Condensed Statements of Operations. New deferred subscription revenue excludes the value associated with single-year maintenance-only license agreements, license-only indirect sales, and professional services arrangements and does not include that portion of bundled maintenance or unamortized discounts that are converted into subscription revenue upon renewal of prior business model contracts.
New deferred subscription revenue is what we expect to collect over time from our customers based upon contractual license agreements. This amount is recognized as subscription revenue ratably over the applicable software license term. The license agreements that contribute to new deferred subscription revenue represent binding payment commitments by customers over periods generally up to three years. New deferred subscription revenue is sometimes referred to as “bookings” and is used by management as a gauge of the level of business activity in a particular quarter. Our bookings typically increase in each consecutive fiscal quarter, with the fourth quarter being the strongest. However, since the level of bookings is impacted by the volume and dollar amount of contracts coming up for renewal, the change in bookings, relative to previous periods, does not necessarily correlate to the change in billings or cash receipts, relative to previous periods.
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
Deferred Subscription Revenue — Under our Business Model, the portion of the license revenue that has not yet been recognized creates what we refer to as deferred subscription revenue. Deferred subscription revenue is recognized as revenue evenly on a monthly basis over the duration of the license agreements. When recognized, this revenue is reported on the “Subscription revenue” line item on our Consolidated Condensed Statements of Operations. If a customer pays for software prior to the recognition of revenue, the amount deferred is reported as a liability entitled “Deferred subscription revenue (collected)” on our Consolidated Condensed Balance Sheets. Customers do not always pay for software in equal annual installments over the life of a license agreement. The amount paid under a license agreement for the current year but not yet recognized as revenue is reported as a liability entitled “Deferred subscription revenue (collected) — current”

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
on our Consolidated Condensed Balance Sheets. The amount paid under a license agreement for future years which will be recognized as revenue on a monthly basis only in those future years is reported as a liability entitled “Deferred subscription revenue (collected) — noncurrent” on our Consolidated Condensed Balance Sheets. The increase or decrease in current payments attributable to future years is reported as an Operating Activity entitled “Deferred subscription revenue (collected) — noncurrent” on our Consolidated Condensed Statements of Cash Flows.
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
RESULTS OF OPERATIONS
The following table presents the percentage of total revenue and the percentage of period-over-period dollar change for the revenue line items on our Consolidated Condensed Statements of Operations for the three- and six-month periods ended September 30, 2005 and 2004. These comparisons of past financial results are not necessarily indicative of future results. In addition, after we complete an acquisition, there is usually a period of time required to integrate the acquired business’ products with our other products into our subscription licenses. As these acquired products begin to be sold with our existing products, we cannot separately identify the impact of these acquired business products on total revenue.

	For the Three Months			For the Six Months
	Ended September 30,			Ended September 30,
	Percentage		Percentage	Percentage		Percentage
	of		of	of		of
	Total		Dollar	Total		Dollar
	Revenue		Change	Revenue		Change
			2005/			2005/
	2005	2004	2004	2005	2004	2004
		(restated)			(restated)
Revenue
Subscription revenue	74%	72%	12%	75%	71%	14%
Maintenance	12%	12%	5%	12%	13%	—
Software fees and other	5%	7%	(23%)	4%	7%	(34%)
Financing fees	1%	2%	(38%)	1%	3%	(40%)
Professional services	8%	7%	31%	8%	6%	26%
Total revenue	100%	100%	9%	100%	100%	8%
Revenue:
Total Revenue
Total revenue for the quarter ended September 30, 2005 increased $77 million, or 9%, from the prior year comparable quarter to $942 million. This increase was partially a result of the transition to our Business Model, which contributed additional subscription revenue from the prior fiscal year period. The increase in total revenue was also partially attributable to sales of Concord and Niku products, which contributed an aggregate of approximately $32 million of revenue. It is expected that software fees and other revenue and maintenance revenue attributable to acquisitions will decline as these acquired products transition to the Business Model, and the revenue attributable to these acquired products is reported as subscription revenue. In addition, revenue in the second quarter of fiscal year 2006 was positively impacted by approximately $11 million compared with the second quarter of fiscal year 2005 due to fluctuations in foreign currency exchange rates.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Total revenue for the six months ended September 30, 2005 increased $136 million, or 8%, from the prior year comparable period to $1.862 billion. Similar to the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004, the increase was a result of the transition to our Business Model, which contributed additional subscription revenue from the prior fiscal year period. The increase in total revenue was also partially attributable to sales of Concord and Niku products, which contributed approximately $42 million of revenue. In addition, there was a positive impact to revenue of approximately $31 million due to fluctuations in foreign currency rates. Our revenues were negatively impacted by the fact that since the beginning of the second quarter of fiscal year 2005, revenue from certain contracts in our channel business have been recorded as new deferred subscription revenue, which is ratably recognized into subscription revenue in future periods, compared to prior periods when the majority of such revenue was recognized on an up-front basis.
Subscription Revenue
Subscription revenue represents the portion of revenue ratably recognized on software license agreements entered into under our Business Model. Some of the licenses recorded between October 2000, when our Business Model was implemented, and the second quarter of fiscal year 2006 continued to contribute to subscription revenue on a monthly, ratable basis. As a result, subscription revenue for the quarter ended September 30, 2005 includes the ratable recognition of bookings recorded in the second quarter of fiscal year 2006, as well as bookings recorded between October 2000 and the end of fiscal year 2005, depending on the contract length. This is the primary reason for the increase in subscription revenue in the quarter ended September 30, 2005 versus the comparable prior year quarter.
Subscription revenue for the quarter ended September 30, 2005 increased $75 million, or 12%, from the comparable prior year quarter to $696 million. For the quarters ended September 30, 2005 and 2004, we added new deferred subscription revenue related to our direct business of $575 million and $649 million, respectively. The direct business contributed approximately $658 million to subscription revenue in the second quarter of fiscal year 2006 compared to $618 million in the second quarter of fiscal year 2005. Licenses executed under our Business Model in the quarters ended September 30, 2005 and 2004 had weighted average durations of 2.92 years and 2.90 years, respectively. In addition, we recorded $47 million of new deferred subscription revenue for the quarter ended September 30, 2005 related to our indirect business. The indirect business contributed approximately $38 million to subscription revenue for the quarter ended September 30, 2005. Subscription revenue was further increased as a result of how we record maintenance revenue under our Business Model, as described below.
Subscription revenue for the six months ended September 30, 2005 increased $166 million, or 14%, from the comparable prior year period to $1.391 billion. The increase for the six month period is attributable to the same factors as described above for the second quarter increase. Annualized new deferred subscription revenue (direct) decreased approximately $95 million, or 23%, for the six-month period ended September 30, 2005 over the comparable prior year period to approximately $321 million. The decrease in new deferred subscription revenue was primarily due to changes to our sales force compensation structure for fiscal year 2006, which places a greater emphasis on new product sales, as opposed to renewals of existing contracts.
Under the prior business model, maintenance revenue was separately identified and was reported on the “Maintenance” line item on the Consolidated Condensed Statements of Operations. Under our Business Model, maintenance that is bundled with product sales is not separately identified in our customers’ license agreements and therefore is included within the “Subscription revenue” line item on the Consolidated Condensed Statements of Operations. Under the prior business model, financing revenue was also separately identified on the Consolidated Condensed Statements of Operations. Under our Business Model, financing fees are no longer applicable and the entire contract value is now recognized as subscription revenue over the term of the contract. The quantification of the impact that each of these factors had on the increase in subscription revenue is not determinable.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Maintenance
Maintenance revenue for the quarter ended September 30, 2005 increased $5 million, or 5%, from the comparable prior year quarter to $113 million. The increase is attributable to new maintenance revenue earned from customers who elected optional maintenance at the expiration of their non-term-based license agreements as well as approximately $11 million from maintenance on acquired products. However, the increase was partially reduced by a decrease in maintenance revenue as a result of our transition to, and increased number of license agreements under, our Business Model, where maintenance revenue, bundled along with license revenue, is reported on the “Subscription revenue” line item on the Consolidated Condensed Statements of Operations. The combined maintenance and license revenue on these types of license agreements is recognized on a monthly basis ratably over the term of the agreement. The quantification of the impact that each of these factors had on maintenance revenue is not determinable since maintenance bundled with software licenses under our Business Model is not separately identified. The amount of maintenance revenue reported on this line item from our indirect business for the three months ended September 30, 2005 and 2004 was $13 million and $15 million, respectively.
The amount of maintenance revenue for the six months ended September 30, 2005 was the same as the amount of maintenance revenue for the six months ended September 30, 2004. We recorded approximately $13 million of additional maintenance in the first six months of fiscal year 2006 as compared with the first six months of fiscal year 2005 as a result of acquired products. This increase was offset by how we record maintenance revenue under our Business Model as described above. Maintenance revenue from our indirect business for the six months ended September 30, 2005 decreased $2 million from the comparable prior year period to $26 million.
Software Fees and Other
Software fees and other revenue consist of revenue related to distribution and OEM partners that have been recorded on a sell-through basis, revenue associated with acquisitions and joint ventures, royalty revenues, and other revenue. Revenue related to distribution partners and OEMs is sometimes referred to as “indirect” or “channel” revenue. Software fees and other revenue for the second quarter of fiscal year 2006 decreased $13 million, or 23%, from the comparable prior year quarter to $43 million. In the second quarter of fiscal year 2005, we began offering more flexible license terms to our channel partners, which necessitates the deferral of revenue for the majority of our channel business. The ratable recognition of this deferred revenue is reflected on the “Subscription revenue” line item on the Consolidated Condensed Statements of Operations. The decrease in software fees and other revenue was partially offset by approximately $16 million of license revenue associated with the sale of acquisition related products, sales of which have not yet fully transitioned to our subscription based business model.
Software fees and other for the six months ended September 30, 2005 decreased $42 million, or 34%, from the comparable prior year period to $80 million. The decrease is attributable to the same factors as described above for the second quarter decrease. The decrease in software fees and other revenue was partially offset by approximately $22 million of license revenue associated with the sale of acquisition related products, sales of which have not yet fully transitioned to our subscription based business model.
Financing Fees
Financing fees result from the initial discounting to present value of product sales with extended payment terms under the prior business model, which required up-front recognition of revenue. This discount initially reduced the related installment accounts receivable and was referred to as “Unamortized discounts.” The related unamortized discount is amortized over the life of the applicable license agreement and is reported as financing fees. Under our Business Model, additional unamortized discounts are no longer recorded, since we no longer recognize revenue on an up-front basis for sales of products with extended payment terms. As expected, for the quarter ended September 30, 2005, these fees decreased $8 million, or 38%, from the comparable prior year quarter to $13 million. The decrease is attributable to the discontinuance of license

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
agreements offered under the prior business model and is expected to decline to zero over the next several years.
Financing fees for the six months ended September 30, 2005 decreased $18 million, or 40%, from the comparable prior year period to $27 million. The decrease for the six month period is attributable to the same factors as described above for the second quarter decrease.
Professional Services
Professional services revenue for the quarter ended September 30, 2005 increased $18 million, or 31%, from the prior year comparable quarter to $77 million. The increase was attributable to professional service engagements relating to acquired companies of $5 million as well as growth in security software engagements, which utilize Access Control and Identity Management solutions as well as growth in IT Service and Asset Management solutions.
Professional services revenue for the six months ended September 30, 2005 increased $30 million, or 26%, from the comparable prior year period to $144 million. The increase for the six month period is attributable to the same factors as described above for the second quarter increase, including approximately $7 million from engagements relating to acquired companies.
Total Revenue by Geography
The following table presents the amount of revenue earned from the North American and international geographic regions and corresponding percentage changes for the three- and six-month periods ended September 30, 2005 and 2004. These comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	(dollars in millions)
	2005	2004	Change	2005	2004	Change
		(restated)			(restated)
North American	$520	$489	6%	$1,030	$967	7%
International	422	376	12%	832	759	10%

	$942	$865	9%	$1,862	$1,726	8%
International revenue increased $46 million, or 12%, and $73 million, or 10%, respectively for the three- and six-month periods ended September 30, 2005 as compared with the prior fiscal year comparable periods. The increase was a result of increased contract bookings in prior periods associated with our European business. The change in international revenue was also partially attributable to a positive impact to revenue from fluctuations in foreign currency exchange rates of approximately $11 million and $31 million for the three- and six-month periods ended September 30, 2005, respectively, compared with the prior fiscal year comparable periods. The increase in revenue from North America was primarily attributable to an increase in contract bookings in prior periods as well as an increase in professional services revenue. The increase was partially offset by decreases in revenue from finance fees and software fees and other revenue.
Price changes did not have a material impact on revenue in the three- and six-month periods ended September 30, 2005 or on the comparable prior fiscal year periods.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Expenses:
The following table presents expenses as a percentage of total revenue and the percentage of period-over-period dollar change for the line items on our Consolidated Condensed Statements of Operations for the three- and six-month periods ended September 30, 2005. These comparisons of financial results are not necessarily indicative of future results.

	For the Three Months			For the Six Months
	Ended September 30,			Ended September 30,
	Percentage		Percentage	Percentage		Percentage
	of		of	of		of
	Total		Dollar	Total		Dollar
	Revenue		Change	Revenue		Change
			2005/			2005/
	2005	2004	2004	2005	2004	2004
		(restated)			(restated)
Operating expenses
Amortization of capitalized software costs	12%	13%	—	12%	13%	—
Cost of professional services	7%	6%	20%	7%	6%	14%
Selling, general, and administrative	41%	40%	12%	41%	38%	18%
Product development and enhancements	19%	21%	1%	19%	20%	(1%)
Commission and royalties	7%	8%	(1%)	7%	8%	(4%)
Depreciation and amortization of other intangible assets	3%	4%	—	3%	4%	(3%)
Other expenses, net	1%	—	—	1%	—	267%
Restructuring and other	5%	3%	61%	2%	2%	61%
Shareholder litigation and government investigation settlements	—	24%	(100%)	—	13%	(100%)
Total expenses before interest and taxes	95%	118%	(13%)	92%	103%	(4%)
Interest expense, net	1%	3%	(58%)	1%	3%	(62%)

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
Amortization of capitalized software costs for the six months ended September 30, 2005 increased $1 million from the comparable prior year period to $224 million.
Cost of Professional Services
Cost of professional services consists primarily of the personnel-related costs associated with providing professional services and training to customers. Cost of professional services for the quarter ended September 30, 2005 increased $11 million, or 20%, from the comparable prior year quarter to $65 million and was primarily attributable to the increase in professional services revenue noted above. The increase in the professional services business margins is largely due to an overall increase in total billable utilization of our professional services employees.
Cost of professional services for the six months ended September 30, 2005 increased $15 million, or 14%, from the comparable prior year period to $125 million and was primarily attributable to the increase in professional services revenue noted above.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Selling, General and Administrative (SG&A)
SG&A expenses for the quarter ended September 30, 2005 increased $40 million, or 12%, from the comparable prior year quarter to $382 million. The increase was primarily attributable to employee and other costs associated with the Concord and Niku acquisitions of approximately $18 million and increases in Sarbanes-Oxley consulting, legal, and ERP implementation costs of approximately $13 million. SG&A for the quarters ended September 30, 2005 and 2004 also included approximately $16 million and $12 million of share-based compensation expense, respectively, associated with our adoption of the provisions of SFAS No. 123(R) under the modified retrospective application method. Additionally, SG&A for the quarters ended September 30, 2005 and 2004 included a credit to the provision for doubtful accounts of approximately $10 million and $4 million, respectively.
SG&A expenses for the six-month period ended September 30, 2005 increased $117 million, or 18%, compared to the prior fiscal year period to $770 million. The increase was primarily attributable to an increase in Sarbanes-Oxley consulting, legal, and ERP implementation costs of approximately $43 million and an increase in personnel related costs, including an increase of approximately $15 million in share-based compensation expense. SG&A for the six-month period ended September 30, 2005 also included an increase in employee and other costs associated with the Concord and Niku acquisitions of approximately $21 million. Additionally, SG&A for the six-month periods ended September 30, 2005 and 2004 included a credit to the provision for doubtful accounts of approximately $13 million and $5 million, respectively.
Product Development and Enhancements
For the quarter ended September 30, 2005, product development and enhancement expenditures, also referred to as research and development, increased $1 million, or 1%, from the comparable prior year quarter to $179 million. For the quarters ended September 30, 2005 and 2004, product development and enhancement expenditures represented approximately 19% and 21% of total revenue, respectively. Product development and enhancements for the quarters ended September 30, 2005 and 2004 included approximately $9 million and $8 million of share-based compensation expense, respectively. During the second quarter of fiscal year 2006, we continued to focus on and invest in product development and enhancements for emerging technologies such as wireless networks, smartphones, and radio frequency identification technologies, as well as a broadening of our enterprise product offerings.
Product development and enhancement expenditures for the six-month period ended September 30, 2005, decreased $2 million, or 1%, from the comparable prior year period to $350 million. For the six-month periods ended September 30, 2005 and 2004, product development and enhancement expenditures represented approximately 19% and 20% of total revenue, respectively. Product development and enhancements for the six-month periods ended September 30, 2005 and 2004 included approximately $18 million and $14 million of share-based compensation expense, respectively.
Commissions and Royalties
Commissions and royalties for the second quarter of fiscal year 2006 decreased $1 million, or 1%, from the comparable prior year quarter to $68 million. This decrease was primarily due to a new commission structure beginning April 1, 2005, which generally compensates sales employees for increases in billings to customers over the course of the fiscal year, as compared to the previous commission plan which primarily compensated for increases in new deferred subscription revenue. Sales commissions are expensed in the period in which they are earned by employees, which is typically upon the signing of a contract.
Commissions and royalties for the six months ended September 30, 2005 decreased $5 million, or 4%, from the comparable prior year period to $130 million. The decrease for the six-month period was attributable to the same factors as described above for the second quarter decrease.
Depreciation and Amortization of Other Intangible Assets
Depreciation and amortization of other intangible assets expense for the quarter ended September 30, 2005 was equal to depreciation and amortization expense for the quarter ended September 30, 2004.
Depreciation and amortization of other intangible assets for the six months ended September 30, 2005 decreased $2 million, or 3%, from the comparable prior year period to $62 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Other Expenses, Net
Other expenses, net for the quarter ended September 30, 2005 totaled $10 million. Other expenses, net for the quarter included a $14 million charge for acquired in process research and development associated with the Niku acquisition, partially offset by an approximate $4 million positive impact from foreign currency exchange rate fluctuations.
Other expenses, net for the six months ended September 30, 2005 included charges for acquired in process research and development of $4 million and $14 million associated with the acquisitions of Concord and Niku, respectively, partially offset by an approximate $7 million positive impact from foreign currency exchange rate fluctuations.
Restructuring and Other
We recorded restructuring charges of approximately $37 million in the second quarter of fiscal year 2006 for severance and other termination benefits and facility closures in connection with our restructuring plan. The restructuring plan is designed to more closely align our investments with strategic growth opportunities and includes a workforce reduction of approximately five percent or 800 positions worldwide. The plan is expected to yield about $75 million in savings on an annualized basis, once the reductions are fully implemented. We anticipate the total restructuring plan will cost between $60 million and $80 million. As noted above, approximately $37 million of these costs were incurred in the second quarter of fiscal year 2006, with the remaining amount expected to be incurred by the end of the fiscal year or shortly thereafter. The liability balance is included in “Accrued expenses and other current liabilities” on the Consolidated Condensed Balance Sheets. Additionally, we incurred approximately $5 million associated with the termination of a non-core application development professional services project and $3 million in connection with certain DPA related costs.
Interest Expense, net
Net interest expense for the second quarter of fiscal year 2006 decreased $14 million, or 58%, as compared to the prior fiscal year second quarter to $10 million. The decrease was primarily due to a decrease in average debt outstanding as a result of our $825 million debt repayment in the first quarter of fiscal year 2006.
Net interest expense for the first six months of fiscal year 2006 decreased $31 million, or 62%, as compared to the prior fiscal year comparable period to $19 million. The decrease was due to the decrease in average debt outstanding described above as well as an increase in our average cash balance and an increase in interest rates on the cash balance during the first six months of fiscal year 2006 as compared to the first six months of fiscal year 2005, which resulted in an increase in interest income of approximately $11 million. The change was also due to a decrease in average debt outstanding which resulted in a $7 million decrease in interest expense, and a decrease in the average interest rate on our outstanding debt, which resulted in a $13 million decrease in interest expense.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Additionally, we recognized a tax benefit of approximately $16 million in the quarter ended September 30, 2005 resulting primarily from the favorable conclusion of an international tax examination and the reduction of a valuation allowance related to a certain foreign jurisdiction’s net operating loss carry forwards.
We also incurred $4 million and $14 million of in-process research and development charges associated with the acquisitions of Concord and Niku in the first and second quarters of fiscal year 2006, respectively, which are non-deductible for income tax purposes.
We recognized a tax benefit of approximately $26 million in the quarter ended September 30, 2004 which was attributable to an IRS refund received for additional tax benefits arising from foreign export sales in prior fiscal years.
LIQUIDITY AND CAPITAL RESOURCES
Cash, cash equivalents and marketable securities totaled $1.640 billion at September 30, 2005, a decrease of $312 million from the June 30, 2005 balance of $1.952 billion. In the second quarter of fiscal year 2006, we paid approximately $302 million for acquisitions compared with $40 million for acquisitions in the second quarter of fiscal year 2005; in the second quarter of fiscal year 2006 there were net sales of $83 million of marketable securities compared with net purchases of $74 million of marketable securities in the prior year second quarter; we paid a quarterly dividend of $23 million in the second quarter of fiscal year 2006 and 2005; we repurchased approximately $176 million in Company stock in connection with our publicly announced corporate buyback program in the second quarter of fiscal year 2006 whereas in the prior fiscal year comparable quarter we did not repurchase any common stock; and we received approximately $29 million in proceeds resulting from the exercise of stock options and other in the second quarter of fiscal year 2006 compared with $9 million in the second quarter of fiscal year 2005.
Cash generated from operating activities for the quarters ended September 30, 2005 and 2004 was $299 million and $152 million, respectively. In the second quarter of fiscal year 2006, cash generated from operating activities was positively impacted by better working capital management, including a decrease of receivables cycles and an increase of payable cycles, and was negatively impacted by our scheduled $75 million payment to the restitution fund in connection with agreements reached with the USAO and the SEC (refer to Note J, “Commitments And Contingencies,” of the Notes to the Consolidated Condensed Financial Statements for additional information).
For the six months ended September 30, 2005, cash, cash equivalents and marketable securities had a net decrease of approximately $1.485 billion from March 31, 2005. In the first six months of fiscal year 2006, we paid approximately $626 million for acquisitions compared with $40 million for acquisitions in the first six months of fiscal year 2005; in the first six months of fiscal year 2006 there were net sales of $262 million of marketable securities compared with net purchases of $84 million of marketable securities in the comparable prior year period; we paid dividends totaling of $47 million in the first six months of fiscal year 2006 compared with dividends of $23 million in the first six months of fiscal year 2005; we repurchased approximately $260 million in Company stock in connection with our publicly announced corporate buyback program in the first six months of fiscal year 2006 whereas we purchased $11 million in Company stock in the prior fiscal year comparable period; and we received approximately $79 million in proceeds resulting from the exercise of stock options and other in the first six months of fiscal year 2006 compared with $49 million in the first six months of fiscal year 2005.
Cash generated from operations for the six month periods ended September 30, 2005 and 2004 was $392 million and $424 million, respectively. Cash generated from operating activities was positively impacted in the first six months of the prior fiscal year by a one-time tax benefit related to an Internal Revenue Service (IRS) Revenue Procedure. The Revenue Procedure reduced the amount paid for income taxes in fiscal year

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
2005 by approximately $109 million. In addition, cash generated from operating activities in the first six months of fiscal year 2006 was negatively impacted by our scheduled $75 million payment to the restitution fund noted above.
Cash and cash equivalents declined by approximately $6 million due to the negative effect that foreign currency exchange rates had on cash during the second quarter of fiscal year 2006. Compared to rates at March 31, 2005, cash and cash equivalents declined by approximately $68 million due to the negative effect that foreign currency exchange rates had on cash during the first six months of fiscal year 2006.
As of September 30, 2005 and March 31, 2005, our debt arrangements consisted of the following:

	September 30, 2005		March 31, 2005
	Maximum	Outstanding	Maximum	Outstanding
	Available	Balance	Available	Balance
Debt Arrangements:		(in millions)
2004 Revolving Credit Facility (expires December 2008)	$1,000	$—	$1,000	$—
Commercial Paper	400	—	400	—
6.375% Senior Notes due April 2005	—	—	—	825
6.500% Senior Notes due April 2008	—	350	—	350
4.750% Senior Notes due December 2009	—	500	—	500
1.625% Convertible Senior Notes due December 2009	—	460	—	460
5.625% Senior Notes due December 2014	—	500	—	500
International line of credit	5	—	5	—
Other	—	1	—	1

Total		$1,811		$2,636

2004 Revolving Credit Facility
In December 2004, we entered into an unsecured, revolving credit facility (the 2004 Revolving Credit Facility). The maximum amount available at any time under the 2004 Revolving Credit Facility is $1 billion. The 2004 Revolving Credit Facility expires December 2008, and no amount was drawn as of September 30, 2005.
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
The 2004 Revolving Credit Facility Agreement contains customary covenants for transactions of this type, including two financial covenants: (i) for the 12 months ending each quarter-end, the ratio of consolidated debt for borrowed money to consolidated cash flow, each as defined in the Credit Agreement, must not exceed 3.25 for the quarter ending December 31, 2004 and 2.75 for quarters ending March 31, 2005 and thereafter; and (ii) for the 12-months ending each quarter-end, the ratio of consolidated cash flow to the sum of interest payable on, and amortization of debt discount in respect of, all consolidated debt for borrowed money, as defined in the Credit Agreement, must not be less than 5.00. In addition, as a condition precedent to each borrowing made under the Credit Agreement, as of the date of such borrowing, (i) no event of default shall have occurred and be continuing and (ii) we are to reaffirm that the representations and warranties made

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
in the Credit Agreement (other than the representation with respect to material adverse changes, but including the representation regarding the absence of certain material litigation) are correct. We are in compliance with these debt covenants as of September 30, 2005.
Commercial Paper
As of September 30, 2005, there were no borrowings outstanding under our $400 million commercial paper (CP) program. We expect any future outstanding borrowings under the CP program to be supported by cash and marketable securities on hand and undrawn amounts available under the 2004 Revolving Credit Facility.
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
Fiscal Year 2005 Senior Notes
In November 2004, the Company issued an aggregate of $1 billion of unsecured Senior Notes (2005 Senior Notes) in a transaction pursuant to Rule 144A. The Company issued $500 million of 4.75%, 5-year notes due December 2009 and $500 million of 5.625%, 10-year notes due December 2014. The Company has the option to redeem the 2005 Senior Notes at any time, at redemption prices equal to the greater of (i) 100% of the aggregate principal amount of the notes of such series being redeemed and (ii) the present value of the principal and interest payable over the life of the 2005 Senior Notes, discounted at a rate equal to 15 basis points and 20 basis points for the 5-year notes and 10-year notes, respectively, over a comparable U.S. Treasury bond yield. The maturity of the 2005 Senior Notes may be accelerated by the holders upon certain events of default, including failure to make payments when due and failure to comply with covenants in the 2005 Senior Notes. The 5-year notes were issued at a price equal to 99.861% of the principal amount and the 10-year notes at a price equal to 99.505% of the principal amount for resale under Rule 144A and Regulation S. The Company also agreed for the benefit of the holders to register the 2005 Senior Notes under the Securities Act of 1933 so that the 2005 Senior Notes may be sold in the public market. Because the Company did not meet certain deadlines for effectiveness of the registration statement, the interest rate on the 2005 Senior Notes increased by 25 basis points as of September 27, 2005 and will increase by an additional 25 basis points as of December 26, 2005, unless the delay is cured prior to that date. After the delay is cured, such additional interest on the 2005 Senior Notes will no longer be payable. The Company used the net proceeds from this issuance to repay debt as described above.
1.625% Convertible Senior Notes
In fiscal year 2003, we issued $460 million of unsecured 1.625% Convertible Senior Notes (1.625% Notes), due December 15, 2009, in a transaction pursuant to Rule 144A. The 1.625% Notes are senior unsecured indebtedness and rank equally with all existing senior unsecured indebtedness. Concurrent with the issuance of the 1.625% Notes, we entered into call spread repurchase option transactions to partially mitigate potential dilution from conversion of the 1.625% Notes. For further information, refer to Note 6 of the Consolidated Financial Statements in our amended Annual Report on Form 10-K/A for the fiscal year ended March 31, 2005.
3% Concord Convertible Notes
In connection with our acquisition of Concord in June 2005, we assumed $86 million in 3% convertible senior notes due 2023. In accordance with the notes’ terms, we redeemed (for cash) the notes in full in July 2005.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
International Line of Credit
An unsecured and uncommitted multi-currency line of credit is available to meet short-term working capital needs for subsidiaries operating outside the United States. As of September 30, 2005, this line totaled $5 million, none of which was drawn, and approximately $3 million has been pledged in support of a bank guarantee.
Other Matters
At September 30, 2005, we had $1.811 billion in debt and $1.640 billion in cash and marketable securities. Our net debt position was, therefore, approximately $171 million.
Our senior unsecured notes are rated Ba1 and BBB- by Moody’s Investors Services and Fitch Ratings, respectively, and are on stable outlook. Our senior unsecured notes are rated BBB- by Standard & Poor’s and the outlook is negative. Our CP program is rated A-3, Not-Prime, and F-3 by Standard & Poor’s, Moody’s Investors Service, and Fitch Ratings, respectively. Peak borrowings under all debt facilities during the second quarter of fiscal year 2006 totaled approximately $1.9 billion, with an annualized weighted average interest rate of 5%.
Capital resource requirements as of September 30, 2005 consisted of lease obligations for office space, equipment, mortgage or loan obligations, and amounts due as a result of product and company acquisitions. During the first six months of fiscal year 2006 we entered into capital commitments for which payments totaling approximately $36 million will be made through June 2007.
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
Our outlook for the third quarter of fiscal year 2006 is to generate revenue in the range of $950 million to $980 million and earnings per share of $0.10. Our outlook for the full fiscal year 2006 is to generate revenue in the range of $3.80 billion to $3.85 billion and earnings per share in the range of $0.41 to $0.43. The above stated earnings per share amounts are based on generally accepted accounting principles and do not correspond to non-GAAP “operating” based earnings measures often used by securities analysts.
CRITICAL ACCOUNTING POLICIES AND BUSINESS PRACTICES
A detailed discussion of our critical accounting policies and the use of estimates in applying those policies is included in our amended Annual Report on Form 10-K/A for the year ended March 31, 2005. In many cases, a high degree of judgment is required, either in the application and interpretation of accounting literature or in the development of estimates that impact our financial statements. These estimates may change in the future if underlying assumptions or factors change. The following is a summary of the critical accounting policies for which estimates were updated as of September 30, 2005.

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
Sales Commissions
Each quarter, we accrue sales commissions based on, among other things, estimates of how our sales personnel will perform against specified annual sales quotas. These estimates involve assumptions regarding the Company’s projected new product sales and billings. All of these assumptions reflect our best estimates, but these items involve uncertainties, and as a result, if other assumptions had been used in the current period, sales commission compensation expense could have been impacted.
Deferred Tax Assets
As of September 30, 2005, our deferred tax assets, net of a valuation allowance, totaled $546 million. The value of these deferred tax assets is predicated on the assumption that we will be able to generate sufficient future taxable income so that these assets will be realized. The factors that we consider in assessing the likelihood of realization include the forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets. Future results may vary from these estimates. Due to the uncertainties related to these matters, the valuation allowance is based on information available at the time. As additional information becomes available, we reassess the potential realization of these deferred tax assets and may revise our estimates of the valuation allowance.
Goodwill, Capitalized Software Products, and Other Intangible Assets
SFAS No. 142 requires an impairment-only approach to accounting for goodwill. Absent any prior indicators of impairment, we perform an annual impairment analysis during the fourth quarter of our fiscal year. No indicators of impairment were identified during the first six months of fiscal year 2006.
The carrying value of capitalized software products, both purchased software and internally developed software, and other intangible assets, is reviewed on a regular basis for the existence of internal and external facts or circumstances that may suggest impairment. Such facts and circumstances considered include an assessment of the net realizable value for capitalized software products and the future recoverability of cost for other intangible assets as of the balance sheet date. No indicators of impairment were identified during the first six months of fiscal year 2006.
Product Development and Enhancements
We account for product development and enhancements in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” SFAS No. 86 specifies that

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
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
Accounting for Share-Based Compensation
As described in Note D, “Accounting for Share-Based Compensation,” of the Notes to the Consolidated Condensed Financial Statements, we have used the Black-Scholes option-pricing model to determine the estimated fair value of each share-based award. The Black-Scholes model includes assumptions regarding dividend yields, expected volatility, expected lives, and risk-free interest rates. These assumptions reflect our best estimates, but these items involve uncertainties based on market conditions generally outside of our control. As a result, if other assumptions had been used in the current period to estimate fair value, share-based compensation expense could have been materially impacted.
Legal Contingencies
We are currently involved in various legal proceedings and claims. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any legal proceeding or claim is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether the amount of loss is reasonably estimable. Due to the uncertainties related to these matters, accruals are based on information available at the time. As additional information becomes available, we reassess the potential liability related to our pending litigation and claims and may revise our estimates. Such revisions could have a material impact on our results of operations and financial condition. Refer to Note J, “Commitments and Contingencies,” of the Notes to the Consolidated Condensed Financial Statements for a description of our material legal proceedings.
RISK FACTORS
Current and potential stockholders should consider carefully the risk factors described in more detail in our amended Annual Report on Form 10-K/A for the fiscal year ended March 31, 2005 and as set forth below. Any of these factors, or others, many of which are beyond our control, could negatively affect our revenue, profitability and cash flow.
•	We have entered into a Deferred Prosecution Agreement (DPA) with the U.S. Attorney’s Office for the Eastern District of New York (USAO) and a Final Consent Judgment with the SEC and if we violate either agreement we may be subject to, among other things, criminal prosecution or civil penalties which could adversely affect our credit ratings, stock price, ability to attract or retain employees and, therefore, our sales, revenue and client base.

•	Changes to compensation of our sales organization; we update our compensation plan for the sales organization annually. These plans are intended to align with our Business Model objectives of providing customer flexibility and satisfaction. The compensation plan may encourage behavior not anticipated or intended as it is implemented, which could adversely affect our business, financial condition, operating results, and cash flow.

•	If we do not adequately manage and evolve our financial reporting and managerial systems and processes, our ability to manage and grow our business may be harmed.

•	We may encounter difficulties in successfully integrating companies and products that we have acquired or may acquire into our existing business and, therefore, such failed integration may adversely affect our infrastructure, market presence, results of operations and stock price.

•	We are subject to intense competition in product and service offerings and pricing, and we expect to face increased competition in the future, which could hinder our ability to attract and retain employees

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
and diminish demand for our products and, therefore, reduce our sales, revenue and market presence.
•	Certain software is licensed from third parties and thus may not be available to us in the future, which has the potential to delay product development and production and, therefore, decrease revenues and profits.

•	Certain software we use is from open source code sources which under certain circumstances may lead to increased costs and, therefore, decreased cash flow.

•	If our products do not remain compatible with ever-changing operating environments we could lose customers and the demand for our products and services could decrease, which would negatively impact sales and revenue.

•	Failure to timely adapt to technological change could adversely affect our revenues and earnings.

•	Discovery of errors in our software could adversely affect our revenues and earnings and subject us to product liability claims, which may be costly and time consuming.

•	Our credit ratings have been downgraded and could be downgraded further which would require us to pay additional interest under our credit agreement and could adversely affect our ability to borrow.

•	We have a significant amount of debt and failure to generate sufficient cash as our debt becomes due or to renew credit lines prior to their expiration may adversely affect our business, financial condition, operating results, and cash flow.

•	Failure to protect our intellectual property rights would weaken our competitive position.

•	We may become dependent upon large transactions and the failure to close such transactions could adversely affect our business, financial condition, operating results, and cash flow.

•	Our customers’ data centers and IT environments may be subject to hacking or other breaches harming the market perception of the effectiveness of our products.

•	Our software products, data centers and IT environments may be subject to hacking or other breaches harming the market perception of the effectiveness of our products.

•	General economic conditions may lead our customers to delay or forgo technology upgrades which could adversely affect our business, financial condition, operating results, and cash flow.

•	The use of third-party microcode could negatively impact our product development.

•	The software business is marked by easy entry and large, entrenched businesses which may lead to increased competition and which could have a material adverse effect on our business, financial condition, operating results, and cash flow.

•	We may lose access to third-party operating systems which would adversely affect future product development.

•	The markets for some or all of our key product areas may not grow.

•	Third parties could claim that our products infringe their intellectual property rights which could result in significant litigation expense or settlement with unfavorable terms that could adversely affect our business, financial condition, operating results, and cash flow.

•	Fluctuations in foreign currencies could result in transaction losses.

•	Our stock price is subject to significant fluctuations.

•	Taxation of extraterritorial income could adversely affect our results.

•	Other potential tax liabilities may adversely affect our results.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
As of September 30, 2005, our outstanding debt approximated $1.811 billion, approximately all of which was in fixed rate obligations. If market rates were to decline, we could be required to make payments on the fixed rate debt that would exceed those based on current market rates. Each 25 basis point decrease in interest rates would have an associated annual opportunity cost of approximately $5 million. Each 25 basis point increase or decrease in interest rates would have no material annual effect on variable rate debt interest based on the balances of such debt as of September 30, 2005.
We do not utilize derivative financial instruments to mitigate the above interest rate risks.
We offer financing arrangements with installment payment terms in connection with our software license agreements. The aggregate amounts due from customers include an imputed interest element, which can vary with the interest rate environment. Each 25 basis point increase in interest rates would have an associated annual opportunity cost of approximately $11 million.
Foreign Currency Exchange Risk
We conduct business on a worldwide basis through subsidiaries in 45 countries and, as such, a portion of our revenues, earnings, and net investments in foreign affiliates are exposed to changes in foreign exchange rates. We seek to manage our foreign exchange risk in part through operational means, including managing expected local currency revenues in relation to local currency costs and local currency assets in relation to local currency liabilities. In October 2005, the Board of Directors adopted a Foreign Exchange and Risk Management Policy to govern our approach to foreign currency exposure management and authorized us to enter into derivative transactions and other instruments in order to mitigate the risks associated with foreign currency exposures.
Equity Price Risk
As of September 30, 2005, we have minimal investments in marketable equity securities of publicly traded companies. These investments were considered available-for-sale with any unrealized gains or temporary losses deferred as a component of stockholders’ equity. It is not customary for us to make investments in equity securities as part of our investment strategy.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, and the Company’s Audit and Compliance Committee and Board of Directors, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q.
As previously disclosed in the Company’s amended Annual Report on Form 10-K/A for the fiscal year ended March 31, 2005, the Company determined that, as of the end of the 2005 fiscal year, there were material weaknesses affecting its internal control over financial reporting and, as a result of those weaknesses, the Company’s disclosure controls and procedures were not effective. As described below, the Company is in the process of remediating those material weaknesses. Consequently, based on the evaluation described above, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, have concluded that, as of the end of the second quarter of fiscal year 2006, the Company’s disclosure controls and procedures were not effective.

Changes in internal control over financial reporting
During the first quarter of fiscal year 2006, the Company was engaged in an ongoing review of its internal control over financial reporting for fiscal 2005 as described below. Based on that review management believes that, during the second quarter of fiscal year 2006 there were changes in the Company’s internal control over financial reporting, as described below, that have materially affected, or are reasonably likely to materially affect, those controls.
Changes under the DPA. As previously reported, and as described more fully in Note 7, “Commitments and Contingencies,” of the Notes to the Consolidated Financial Statements included in the Company’s amended Annual Report on Form 10-K/A for the fiscal year ended March 31, 2005, in September 2004 the Company reached agreements with the USAO and SEC by entering into the DPA with the USAO and by consenting to the SEC’s filing of a Final Consent Judgment (Consent Judgment) in the United States District Court for the Eastern District of New York. The DPA requires the Company to, among other things, undertake certain reforms that will affect its internal control over financial reporting. These include implementing a worldwide financial and enterprise resource planning (ERP) information technology system to improve internal controls, reorganizing and enhancing the Company’s Finance and Internal Audit Departments, and establishing new records management policies and procedures.
The Company believes that these and other reforms, such as procedures to assure proper recognition of revenue, should enhance its internal control over financial reporting. For more information regarding the DPA, refer to the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2004 and the exhibits thereto, including the DPA. For more information regarding the Company’s compliance with the DPA and the Consent Judgment, refer to the information under the heading “Status of the Company’s Compliance with the Deferred Prosecution Agreement and Final Consent Judgment” in the Company’s definitive proxy materials filed on July 26, 2005.
Changes to remediate material weaknesses. As previously reported in its amended Annual Report on Form 10-K/A for the fiscal year ended March 31, 2005, the Company determined that, as of the end of fiscal 2005, there were material weaknesses in its internal control over financial reporting relating to (1) improper accounting of credits attributable to software contracts executed under the Company’s prior business model, which resulted in financial statement restatements of prior years, (2) an ineffective control environment associated with its Europe, Middle East and Africa (EMEA) region businesses and (3) improper accounting for recording revenue from renewals of certain prior business model license agreements.
As reported in the amended Annual Report for fiscal 2005, the Company began to make a number of changes in its internal controls to remediate these material weaknesses. Many of these changes were made during the first quarter of fiscal 2006 and continued through the second quarter of fiscal 2006. The remediation effort is not yet completed, and it is the Company’s intention that the material weaknesses be fully remediated by the end of fiscal 2006.
Management is committed to the rigorous enforcement of an effective control environment.
Specific remediation actions taken by management regarding the material weakness in internal control over financial reporting related to improper accounting of credits attributable to software contracts executed under the Company’s prior business model include the following:
•	During the quarter ended June 30, 2005, the Company began maintaining a separate schedule of credits granted under software contracts executed under the Company’s prior business model;

•	During the quarter ended June 30, 2005, the financial reporting department began quarterly reviews of utilized credits to determine the proper accounting for utilized credits that were originally granted under software contracts executed under the Company’s prior business model; and

•	Beginning with the quarter ended June 30, 2005, management and internal audit began periodic testing of the completeness and accuracy of the credit schedule prepared by the sales accounting department and of all accounting entries related to the utilization of any such credits by the Company’s customers.

Specific remediation actions taken by management regarding the material weakness relating to the control environment associated with the EMEA region include the following:
•	Disciplinary proceedings against members of management and other employees in the EMEA region, leading to their resignation or termination subsequent to March 31, 2005;

•	The appointment of a new head of Global Procurement in April 2005;

•	The appointment of a new Head of Procurement for the EMEA region in June 2005;

•	The appointment of a new General Manager for the EMEA region in June 2005;

•	The appointment of a new Head of Facilities for the EMEA region in July 2005;

•	The hiring of additional finance personnel, including a new controller for the UK in August 2005;

•	The initiation of changes to the roles and responsibilities, as well as reporting lines, of executives in charge of the EMEA region for more effective segregation of duties during the first and second quarters of fiscal year 2006; and

•	Ongoing communications from senior management and provision of training to employees regarding the importance of the control environment, financial integrity, and the Company’s code of ethics.
Specific remediation actions taken by management regarding the material weakness relating to the accounting error in recording revenue from renewals of certain prior business model license agreements include the following:
•	In October 2005, the Company restated its financial statements for fiscal years 2005 through 2002, and for the interim periods in fiscal years 2005 and 2004, to reflect the correction of the accounting errors; and

•	The Company will monitor the renewal of prior business model license agreements to ensure that any remaining deferred maintenance and unamortized discounts are recognized ratably over the life of the new subscription based license agreement.
The remediation of the material weaknesses described above is ongoing. Management believes that its efforts, when fully implemented, will be effective in remediating such material weaknesses. In addition, management will continue to monitor the results of the remediation activities and test the new controls as part of its review of its internal control over financial reporting for fiscal 2006.
Other changes in internal controls. During the six months ended September 30, 2005, the Company has made improvements to its internal controls in light of findings made during the examination of its internal control function in connection with its amended Annual Report on Form 10-K/A for the fiscal year ended March 31, 2005. These improvements include more comprehensive documentation of key control activities in the areas of income tax, financial reporting, software development, direct sales, indirect sales, accounts payable and professional services. The process is ongoing and the Company will continue to address items that require remediation, work to improve internal controls, and educate and train employees on controls and procedures in order to establish and maintain effective internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Refer to Note J, “Commitments and Contingencies,” of the Consolidated Condensed Financial Statements for information regarding legal proceedings.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth, for the months indicated, our purchases of common stock in the second quarter of fiscal year 2006:

				Maximum
			Total Number	Number
			of Shares	of Shares that
			Purchased as	May Yet Be
	Total Number	Average	Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans
Period	Purchased	per Share	or Programs	or Programs
	(in thousands, except average price paid per share)
July 1, 2005 — July 31, 2005	1,443	$28.30	1,443	9,181
August 1, 2005 — August 31, 2005	1,296	27.07	1,296	7,885
September 1, 2005 — September 30, 2005	3,587	27.61	3,587	4,298

Total	6,326		6,326

Our corporate buyback program was originally announced in August 1990 and was subsequently amended by the Board of Directors from time to time to increase the number of shares of our common stock we have been authorized to purchase (the 1990 Program). In April 2005 the Board of Directors authorized the repurchase of up to $400 million in shares of Company stock during fiscal year 2006 (the Fiscal 2006 Program), subject to the share limits imposed under the 1990 Program. Repurchases during the fiscal 2006 period ended October 24, 2005 were made under the Fiscal 2006 Program. Effective October 25, 2005, the Board of Directors amended the Fiscal 2006 Program to authorize us to expend up to $600 million to repurchase shares of Company stock during fiscal year 2006, representing a $200 million increase in the amount previously authorized for expenditure in fiscal year 2006 for stock repurchases (the amended Fiscal 2006 Program). As part of the approval of the amended Fiscal 2006 Program, the Board of Directors terminated the 1990 Program and resolved that the Board of Directors would henceforth express its authorization to management to repurchase shares of Company stock only in dollars, and not in shares, as had been the case under the 1990 Program. Immediately prior to its termination on October 25, 2005, approximately three million shares remained available for repurchase under the 1990 Program.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The annual meeting of stockholders was held on August 24, 2005.

(b)	The stockholders elected the following directors for the ensuing year:

Kenneth D. Cron	Lewis S. Ranieri
Alfonse M. D’Amato	Walter P. Schuetze
Gary J. Fernandes	John A. Swainson
Robert E. La Blanc	Laura S. Unger
Jay W. Lorsch	Ron Zambonini
William E. McCracken
(c)	(i) A separate tabulation with respect to each nominee is as follows:

	Affirmative	Authority
Name	Votes	Withheld
Kenneth D. Cron	509,754,749	12,110,501
Alfonse M. D’Amato	478,648,083	43,217,167
Gary J. Fernandes	508,488,255	13,376,995
Robert E. La Blanc	507,902,584	13,962,666
Jay W. Lorsch	507,573,225	14,292,025
William E. McCracken	510,335,991	11,529,259
Lewis S. Ranieri	506,417,577	15,447,673
Walter P. Schuetze	509,808,089	12,057,161
John A. Swainson	511,654,649	10,210,601
Laura S. Unger	511,372,102	10,493,148
Ron Zambonini	511,661,626	10,203,624
(c)	(ii) The stockholders voted to ratify the Company’s Change in Control Severance Policy as follows:

Affirmative Votes	448,076,162
Negative Votes	16,783,711
Abstentions	3,044,212
Broker non-votes	53,961,165
(c)	(iii)	The stockholders voted to ratify the appointment of KPMG LLP as the Company’s independent registered public accountants for the fiscal year ending March 31, 2006 as follows:

Affirmative Votes	486,504,629
Negative Votes	32,618,258
Abstentions	2,742,363
(c)	(iv) The stockholders approved the amendments to the Company’s 2002 Incentive Plan as follows:

Affirmative Votes	445,319,810
Negative Votes	19,390,341
Abstentions	3,193,935
Broker non-votes	53,961,164

Item 6. EXHIBITS

Regulation S-K
Exhibit Number
2.1	Announcement of Restructuring Plan.	Previously filed as Item 2.05 and Exhibit 99.2 to the Company’s Current Report on Form 8-K dated July 22, 2005 and incorporated herein by reference.

10.1*	Program whereby certain designated employees, including the Company’s named executive officers, are provided with certain covered medical services, effective August 1, 2005.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 1, 2005 and incorporated herein by reference.

10.2*	Computer Associates International, Inc. Change in Control Severance Policy.	Previously filed as Exhibit E to the Company’s Proxy Statement dated July 26, 2005 and incorporated herein by reference.

10.3*	Computer Associates International, Inc. 2002 Incentive Plan, effective April 1, 2002 (Amended and Restated Effective as of March 31, 2003), as amended May 20, 2005.	Previously filed as Exhibit F to the Company’s Proxy Statement dated July 26, 2005 and incorporated herein by reference.

10.4*	Computer Associates International, Inc. Executive Deferred Compensation Plan, effective September 1, 2005.	Filed herewith.

10.5*	Form of Deferral Election.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 24, 2005 and incorporated herein by reference.

10.6*	Amendment, dated August 24, 2005, to Employment Agreement, dated April 11, 2004, between Computer Associates International, Inc. and John A. Swainson.	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 24, 2005 and incorporated herein by reference.

10.7*	Modified compensation arrangements for the non-employee directors of the Company, effective August 24, 2005.	Previously filed as Item 1.01 of the Company’s Current Report on Form 8-K dated August 24, 2005 and incorporated herein by reference.

10.8*	Amendment to the Company’s 2003 Compensation Plan for Non-Employee Directors, dated August 24, 2005.	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated August 24, 2005 and incorporated herein by reference.

15.1	Accountants’ acknowledgement letter.	Filed herewith.

31.1	Certification of the CEO pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the CFO pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER ASSOCIATES INTERNATIONAL, INC.

Dated: November 9, 2005	By:	/s/ ROBERT W. DAVIS

Robert W. Davis
Executive Vice President and
Chief Financial Officer and
Principal Accounting Officer