Form 10-Q
period 2005-12-31
CA, INC.
filed 2006-02-09
CIK 356028

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2005
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number: 1-9247
CA, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-2857434

(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

One CA Plaza
Islandia, New York	11749
(Address of principal executive offices)	(Zip Code)
(631) 342-6000
(Registrant’s telephone number, including area code)
Computer Associates International, Inc.
One Computer Associates Plaza
Islandia, New York 11749
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days: Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding

Common Stock	as of February 6, 2006
par value $0.10 per share	577,553,086

CA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
CA, Inc.
We have reviewed the accompanying consolidated condensed balance sheet of CA, Inc. and subsidiaries as of December 31, 2005, the related consolidated condensed statements of operations for the three-month and nine-month periods ended December 31, 2005 and 2004, and the related consolidated condensed statements of cash flows for the nine-month periods ended December 31, 2005 and 2004. These consolidated condensed financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards established by the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CA, Inc. and subsidiaries as of March 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated June 29, 2005, except as to notes 9 and 12 (b) to the consolidated financial statements, which are as of October 18, 2005, we expressed an unqualified opinion on those consolidated financial statements. As discussed in that report, the consolidated financial statements as of March 31, 2005 and 2004 and for each of the years in the three-year period ended March 31, 2005 have been restated. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of March 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
As discussed in Note D to the consolidated condensed financial statements, the Company has restated the consolidated condensed balance sheet at March 31, 2005, the consolidated condensed statements of operations for the three-month and nine-month periods ended December 31, 2004 and the consolidated condensed statement of cash flows for the nine-month period ended December 31, 2004 to reflect the Company’s adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” on April 1, 2005 under the modified retrospective application method and to reflect the effects of certain prior period restatements that were previously disclosed in Note 12 of the consolidated financial statements in the Company’s Form 10-K/A for the fiscal year ended March 31, 2005.
New York, New York
February 8, 2006

Item 1. Consolidated Condensed Financial Statements.
CA, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)
(in millions, except share amounts)

	December 31,	March 31,
	2005	2005
		(restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,762	$2,829
Marketable securities	71	296
Trade and installment accounts receivable, net	409	674
Federal and state income taxes receivable	53	55
Deferred income taxes	131	79
Other current assets	66	102

TOTAL CURRENT ASSETS	2,492	4,035
Installment accounts receivable, due after one year, net	496	595
Property and equipment, net	626	622
Purchased software products, net	507	726
Goodwill, net	5,141	4,544
Deferred income taxes	123	105
Other noncurrent assets, net	672	536

TOTAL ASSETS	$10,057	$11,163

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt and loans payable	$1	$826
Government investigation settlement	77	153
Accounts payable	348	177
Salaries, wages, and commissions	214	258
Accrued expenses and other current liabilities	330	323
Deferred subscription revenue (collected) — current	1,244	1,407
Taxes payable, other than income taxes payable	105	119
Federal, state, and foreign income taxes payable	445	342
Deferred income taxes	1	89

TOTAL CURRENT LIABILITIES	2,765	3,694
Long-term debt, net of current portion	1,810	1,810
Deferred income taxes	42	121
Deferred subscription revenue (collected) — noncurrent	272	273
Deferred maintenance revenue	238	270
Other noncurrent liabilities	53	53

TOTAL LIABILITIES	5,180	6,221
STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.10 par value, 1,100,000,000 shares authorized; 630,920,596 shares issued	63	63
Additional paid-in capital	4,292	4,191
Retained earnings	1,961	1,837
Accumulated other comprehensive loss	(147)	(76)
Unearned compensation	(8)	(11)
Treasury stock, at cost, 51,895,692 shares and 43,933,590 shares, respectively	(1,284)	(1,062)

TOTAL STOCKHOLDERS’ EQUITY	4,877	4,942

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,057	$11,163

See Notes to the Consolidated Condensed Financial Statements.

CA, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except per share amounts)

	For the Three		For the Nine
	Months Ended		Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
		(restated)		(restated)
REVENUE

Subscription revenue	$713	$650	$2,104	$1,875
Maintenance	108	112	328	332
Software fees and other	49	74	129	196
Financing fees	11	17	38	62
Professional services	86	64	230	178

TOTAL REVENUE	967	917	2,829	2,643

EXPENSES

Amortization of capitalized software costs	111	112	335	335
Cost of professional services	69	57	194	167
Selling, general, and administrative	405	352	1,175	1,005
Product development and enhancements	171	172	521	524
Commissions and royalties	87	91	217	226
Depreciation and amortization of other intangible assets	33	33	95	97
Charge for in-process research and development	—	—	18	—
Other (gains) losses, net	(10)	6	(17)	9
Restructuring and other	21	—	66	28
Government investigation and shareholder litigation settlement	—	18	—	234

TOTAL EXPENSES BEFORE INTEREST AND TAXES	887	841	2,604	2,625

Income from continuing operations before interest and taxes	80	76	225	18
Interest expense, net	12	29	31	79

Income (loss) from continuing operations before income taxes	68	47	194	(61)
Income tax expense (benefit), net	12	16	3	(43)

INCOME (LOSS) FROM CONTINUING OPERATIONS	56	31	191	(18)

Discontinued operations, net of income taxes	3	—	3	(2)

NET INCOME (LOSS)	$59	$31	$194	$(20)

BASIC EARNINGS (LOSS) PER SHARE

Income (loss) from continuing operations	$0.09	$0.05	$0.32	$(0.03)

Discontinued operations	0.01	—	0.01	—

Net income (loss)	$0.10	$0.05	$0.33	$(0.03)

Basic weighted average shares used in computation	579	589	583	587

DILUTED EARNINGS (LOSS) PER SHARE

Income (loss) from continuing operations	$0.09	$0.05	$0.31	$(0.03)
Discontinued operations	0.01	—	0.01	—

Net income (loss)	$0.10	$0.05	$0.32	$(0.03)

Diluted weighted average shares used in computation	606	594	610	587
See Notes to the Consolidated Condensed Financial Statements.

CA, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	For the Nine Months
	Ended December 31,
	2005	2004
		(restated)
OPERATING ACTIVITIES:
Net income (loss)	$194	$(20)
Discontinued operations, net of income taxes	(3)	2

Income (loss) from continuing operations	191	(18)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by continuing operating activities:
Depreciation and amortization	430	432
Provision for deferred income taxes	(262)	(215)
Non-cash compensation expense related to stock and pension plans	93	77
Non-cash gain on asset divestiture	(8)	—
Non-cash charge for in-process research and development	18	—
Foreign currency transaction (gain) loss	(10)	6
Shareholder litigation settlement	—	16
Changes in other operating assets and liabilities, net of effect of acquisitions:
Decrease in noncurrent installment accounts receivable, net	121	121
Increase (decrease) in deferred subscription revenue (collected) — noncurrent	5	(52)
Decrease in deferred maintenance revenue	(27)	(61)
Decrease in trade and current installment accounts receivable, net	232	299
Decrease in deferred subscription revenue (collected) — current	(115)	(59)
Increase in taxes payable	82	108
Restitution fund	(75)	143
Restructuring and other	41	8
Increase (decrease) in accounts payable, accrued expenses and other	110	(26)
Changes in other operating assets and liabilities, net of effect of acquisitions	(12)	10

NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES	814	789
INVESTING ACTIVITIES:
Acquisitions, primarily goodwill, purchased software, and other intangible assets, net of cash acquired	(680)	(458)
Settlements of purchase accounting liabilities	(30)	(16)
Purchases of property and equipment, net	(111)	(42)
Proceeds from the sale of assets	41	14
Sales (purchases) of marketable securities, net	301	(217)
Decrease in restricted cash	(3)	(2)
Capitalized software development costs and other	(65)	(47)

NET CASH USED IN INVESTING ACTIVITIES	(547)	(768)

FINANCING ACTIVITIES:
Dividends paid	(70)	(23)
Purchases of treasury stock	(367)	(11)
Debt issuance costs	—	(12)
Debt (repayments) borrowings	(911)	997
Exercise of common stock options and other	105	81

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,243)	1,032
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS BEFORE EFFECT OF EXCHANGE RATE CHANGES ON CASH	(976)	1,053
Effect of exchange rate changes on cash	(91)	79

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,067)	1,132
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,829	1,793

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,762	$2,925

See Notes to the Consolidated Condensed Financial Statements.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
December 31, 2005
NOTE A — BASIS OF PRESENTATION
The accompanying unaudited Consolidated Condensed Financial Statements of CA, Inc. (the Company), formerly named Computer Associates International, Inc., have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The Consolidated Condensed Balance Sheet at March 31, 2005, the Consolidated Condensed Statements of Operations for the three and nine-month periods ended December 31, 2004, and the Consolidated Condensed Statements of Cash Flows for the nine-month period ended December 31, 2004 included in this Form 10-Q have been restated to reflect the Company’s adoption of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)), on April 1, 2005 under the modified retrospective application method (refer to Note D, “Accounting For Share-Based Compensation” for additional information) and to reflect the effects of certain prior period restatements that were previously disclosed in Note 12 of the Notes to the Consolidated Financial Statements in the Company’s amended Annual Report on Form 10-K/A for the fiscal year ended March 31, 2005.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, these estimates may ultimately differ from actual results.
Operating results for the three and nine month periods ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006. For further information, refer to the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s amended Annual Report on Form 10-K/A for the fiscal year ended March 31, 2005.
Basis of Revenue Recognition: The Company derives revenue from licensing software products, providing customer technical support and software updates (referred to as maintenance) and providing professional services, such as consulting and education. The Company licenses the right to use its software products pursuant to software license agreements. Under the Company’s business model, software license agreements include flexible contractual provisions that, among other things, allow customers to receive certain unspecified future software products for no additional fee. These agreements typically combine the right to use the software product with maintenance for the term of the agreement. Under these agreements, the Company recognizes revenue ratably over the term of the license agreement beginning upon satisfaction of the four revenue recognition criteria noted in Statement of Position 97-2, “Software Revenue Recognition,” issued by the American Institute of Certified Public Accountants. Since the Company recognizes subscription revenue from software license agreements evenly (or ratably) over the applicable license agreement term, the timing and amount of such revenue recognized during an accounting period is determined by the license agreement duration and value reflected in each software license agreement. For license agreements signed prior to October 2000 (the prior business model), once all four of the revenue recognition criteria were met, software license fees were recognized as revenue up-front, and the maintenance fees were deferred and subsequently recognized as revenue over the term of the license.
Revenue from sales to distributors, resellers, and value-added resellers (VARs) is generally recognized when those partners sell the software products to their customers. Beginning July 1, 2004, sales of the Company’s

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
December 31, 2005
products made by distributors, resellers, and VARs to their customers incorporate the right for the end user to receive certain unspecified future software products for no additional fee. Accordingly, revenue from these contracts is also recognized on a ratable basis.
Revenue from professional services arrangements is generally recognized as the services are performed. Revenue from committed professional services arrangements that are sold as part of a software transaction is deferred and recognized on a ratable basis over the life of the related software transaction and is reported as Professional Services revenue in the Consolidated Condensed Statements of Operations.
For a more detailed description of the Company’s revenue recognition policy, refer to Note 1 of the Notes to the Consolidated Financial Statements included in the Company’s amended Annual Report on Form 10-K/A for the fiscal year ended March 31, 2005.
Cash Dividends: In November 2005, the Company’s Board of Directors declared a quarterly cash dividend of $0.04 per share. The dividend totaled approximately $23 million and was paid on December 30, 2005 to stockholders of record on December 15, 2005. In August 2005, the Company’s Board of Directors declared a quarterly cash dividend of $0.04 per share. The dividend totaled approximately $23 million and was paid on September 30, 2005 to stockholders of record on September 16, 2005. In May 2005, the Company’s Board of Directors declared a quarterly cash dividend of $0.04 per share. The dividend totaled approximately $24 million and was paid on June 30, 2005 to stockholders of record on June 15, 2005.
In October 2004, the Company’s Board of Directors declared a cash dividend of $0.04 per share. The dividend totaled approximately $24 million and was paid on January 5, 2005 to stockholders of record as of December 20, 2004. In June 2004, the Company’s Board of Directors declared a cash dividend of $0.04 per share. The dividend totaled approximately $23 million and was paid on July 15, 2004 to stockholders of record as of June 30, 2004.
Statements of Cash Flows: For the nine-month periods ended December 31, 2005 and 2004, interest payments were $113 million and $103 million, respectively, and income taxes paid were $162 million and $55 million, respectively. The increase in taxes paid was primarily attributable to an Internal Revenue Service (IRS) Revenue Procedure which reduced the amount the Company paid for income taxes in fiscal year 2005. The Revenue Procedure granted taxpayers a twelve-month deferral for cash received from customers to the extent such receipts were not recognized in revenue for financial statement purposes.
For the nine month period ended December 31, 2004, the Company reclassified certain short-term auction rate notes from cash and cash equivalents to marketable securities. As a result, the Consolidated Condensed Statement of Cash Flows for the nine-month period ended December 31, 2004 has been adjusted to increase cash used in investing activities and to decrease the balance of cash and cash equivalents by approximately $229 million.
Derivatives: Derivatives are accounted for in accordance with U.S. GAAP and the Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133). The Company does not and will not use derivative financial instruments for speculative purposes. For the quarter ended December 31, 2005, the Company entered into derivative contracts with a total notional value of 40 million euros, with the intent of mitigating a certain portion of the Company’s euro operating exposure. As these contracts did not qualify for hedging treatment under FAS 133, these contracts resulted in a gain of approximately $0.2 million, which was recorded as Other (gains) losses, net in the Consolidated Condensed Statements of Operations. As of December 31, 2005, we had no derivative contracts outstanding.
NOTE B — COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) includes unrealized gains and losses on the Company’s available-for-sale securities, net of related taxes, and foreign currency translation adjustments. The components of

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
December 31, 2005
comprehensive income (loss) for the three and nine-month periods ended December 31, 2005 and 2004 are as follows:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2005	2004	2005	2004
		(restated)		(restated)
	(in millions)
Net income (loss)	$59	$31	$194	$(20)
Unrealized gains (losses) on marketable securities, net of tax	—	2	—	(2)
Foreign currency translation adjustments	(18)	56	(71)	56

Total comprehensive income	$41	$89	$123	$34

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

	For the Three			For the Nine
	Months Ended			Months Ended
	December 31,			December 31,
	2005	2004		2005	2004
		(restated)			(restated)
	(in millions, except per share amounts)
Net income (loss)	$59	$31		$194	$(20)
Interest expense associated with Convertible Senior Notes, net of tax	1	—	(1)	4	— (1)

Numerator in calculation of diluted earnings (loss) per share	$60	$31		$198	$(20)

Weighted average shares outstanding and common share equivalents
Weighted average common shares outstanding	579	589		583	587
Weighted average Convertible Senior Note shares outstanding	23	—		23	—
Weighted average stock awards outstanding	4	5		4	—

Denominator in calculation of diluted earnings per share	606	594	(2)	610	587 (2)

Diluted earnings (loss) per share	$0.10	$0.05		$0.32	$(0.03)

(1)	If for the three and nine month periods ended December 31, 2004 the common share equivalents for the 5% Convertible Senior Notes (convertible into 27 million shares) issued in March 2002 and the 1.625% Convertible Senior Notes (23 million shares) issued in December 2002 (collectively, the Notes) had been dilutive, interest expense, net of tax, related to the Notes would have been added back to net income in order to calculate diluted earnings per share. The interest expense for the Notes, net of tax, for the three and nine-month periods ended December 31, 2004 totaled approximately $7 million and $20 million, respectively.

(2)	Common share equivalents related to the Notes, stock awards, and shareholder settlement shares are not included in the diluted share computation when their effect is antidilutive. If the common share equivalents related to the Notes had been dilutive for the three month period ended December 31, 2004, the number of shares used in the calculation of diluted earnings per share for the three month period ended December 31, 2004 would have been 644 million. If the nine month period ended December 31, 2004 had resulted in net income and had the common share equivalents related to the Notes, stock awards, and shareholder settlement shares been dilutive, the number of shares used in the calculation of diluted earnings per share for the nine month period ended December 31, 2004 would have been 641 million.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
December 31, 2005
NOTE D — ACCOUNTING FOR SHARE-BASED COMPENSATION
Effective April 1, 2005, the Company adopted, under the modified retrospective basis, the provisions of SFAS No. 123(R), which establishes accounting for share-based awards exchanged for employee services. Under the provisions of SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee requisite service period (generally the vesting period of the award). The application of the modified retrospective method of SFAS No. 123(R) provides that the financial statements of prior periods are adjusted to reflect the fair value method of expensing share-based compensation for all awards granted on or after April 1, 1995, and accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have been restated to reflect the fair value method of expensing share-based compensation, which was materially consistent with the pro-forma disclosures required for those periods by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended.
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
The Company recognized share-based compensation in the following line items on the Consolidated Condensed Statements of Operations for the periods indicated:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2005	2004	2005	2004
		(restated)		(restated)
	(in millions)
Cost of professional services	$1	$1	$3	$3
Selling, general, and administrative	16	17	51	37
Product development and enhancements	8	8	26	22

Share-based compensation expense before tax	25	26	80	62
Income tax benefit	6	7	19	10

Net compensation expense	$19	$19	$61	$52

Total unrecognized compensation costs related to non-vested awards expected to be recognized over a weighted average period of 1.5 years, amounted to $133 million at December 31, 2005.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
December 31, 2005
The following tables detail the modified retrospective application impact of SFAS No. 123(R) on previously reported results:

	For the Three		For the Nine
	Months Ended		Months Ended
	December 31, 2004		December 31, 2004
	Previously		Previously
	Reported(1)	Restated(2)	Reported(1)	Restated(2)
	(in millions)
Income (loss) before income taxes	$58	$47	$(34)	$(61)
Income (loss) from continuing operations	39	31	6	(18)
Basic income (loss) per share	$0.07	$0.05	$0.01	$(0.03)
Diluted income (loss) per share	0.07	0.05	0.01	(0.03)

Net cash provided by operating activities	366	365	791	789
Net cash provided by financing activities	1,016	1,017	1,030	1,032

	March 31, 2005
	Previously
	Reported(1)	Restated(2)
	(in millions)
Deferred income tax liability	$172	$121
Total liabilities	6,272	6,221

Additional paid-in capital	3,970	4,191
Retained earnings	2,007	1,837
Stockholders’ equity	4,891	4,942

Total liabilities and stockholders’ equity	$11,163	$11,163

(1)	As adjusted for the restatements that were previously disclosed in paragraphs “a” and “b” of Note 12 of the Notes to the Consolidated Financial Statements included in the Company’s amended Annual Report on Form 10-K/A for the fiscal year ended March 31, 2005.

(2)	Includes minor corrections made to the Company’s previously reported pro-forma SFAS No. 123 disclosures as a result of the Company’s adoption of SFAS No. 123(R).
There were no capitalized share-based compensation costs at December 31, 2005 and 2004.
Share-based incentive awards are provided to employees under the terms of the Company’s plans (the Plans). The Plans are administered by the Compensation and Human Resource Committee of the Board of Directors (the Committee). Awards under the Plans may include at-the-money stock options, premium-priced stock options, restricted stock awards (RSAs), restricted stock units (RSUs), performance share units (PSUs), unrestricted stock, or any combination thereof. The non-management members of the Company’s Board of Directors also receive deferred stock units under a separate director compensation plan.
RSAs are stock awards issued to employees that are subject to specified restrictions and a risk of forfeiture. The restrictions typically lapse over a two or three year period. The fair value of the awards is determined and fixed based on the Company’s stock price on the grant date.
RSUs are stock awards that are issued to employees that entitle the holder to receive shares of common stock as the awards vest, typically over a two or three year period. The fair value of the awards is determined and fixed based on the Company’s stock price on the grant date, except that for RSUs not entitled to dividend equivalents, the stock price is reduced by the present value of the expected dividend stream during the vesting period using the risk-free interest rate.
PSUs are awards granted under the long-term incentive plan for senior executives where the number of shares ultimately received by the employee depends on Company performance measured against specified targets and will be determined after a three-year or one-year period as applicable. The fair value of each award is

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
December 31, 2005
estimated on the date that the performance targets are established based on the fair value of the Company’s stock and the Company’s estimate of the level of achievement of its performance targets, as described below.
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
Beginning with awards granted in fiscal year 2006, the Company changed its equity-based compensation strategy to provide the general population of employees with RSUs as opposed to stock options, which had been the Company’s previous practice. Awards associated with the fiscal year 2005 performance cycle were granted in the first quarter of fiscal year 2006, whereas awards associated with the fiscal year 2004 performance cycle were granted in the fourth quarter of fiscal year 2004.
Equity based compensation granted to senior management employees is apportioned between RSAs, RSUs and stock options. Additionally, under the Company’s long-term incentive plan for fiscal year 2006, which is more fully described in the Company’s proxy statement dated July 26, 2005, senior executives were granted stock options and PSUs, under which the senior executives and are eligible to receive RSAs or RSUs and unrestricted shares in the future if certain targets are achieved. Each quarter, the Company compares the actual performance the Company expects to achieve with the performance targets. As of December 31, 2005, the Company believes its actual performance will not materially deviate from the previously established performance targets, and as such, has continued to accrue compensation cost based on the initial estimate of the number of awards expected to be earned under the long-term incentive plan. The estimated compensation cost is amortized over the requisite service period of the awards. At the conclusion of the applicable performance period, the number of shares of RSAs or RSUs and unrestricted stock, as applicable, issued may vary based upon the level of achievement of the performance targets. The ultimate number of shares issued and the related compensation cost recognized will be based on a comparison of the final performance metrics to the specified targets.
The following table summarizes stock option activity during the first nine months of fiscal year 2006:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
	(in millions)
Outstanding at March 31, 2005	33.6	$28.50
Options granted	2.5	28.65
Options converted — Concord acquisition	1.5	22.51
Options exercised	(2.3)	19.06
Options expired or terminated	(0.8)	31.83

Outstanding at June 30, 2005	34.5	$28.80
Options granted	0.1	27.61
Options converted — Niku acquisition	0.8	17.06
Options exercised	(1.0)	20.33
Options expired or terminated	(0.7)	31.39

Outstanding at September 30, 2005	33.7	$28.71
Options granted	0.1	28.23
Options exercised	(0.9)	20.91
Options expired or terminated	(0.8)	32.96

Outstanding at December 31, 2005	32.1	$28.81

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
December 31, 2005
The following table summarizes information about options granted under the Plans as of December 31, 2005:

	Options Outstanding				Options Exercisable
			Weighted				Weighted
			Average	Weighted			Average
Range of		Aggregate	Remaining	Average		Aggregate	Remaining	Weighted
Exercise		Intrinsic	Contractual	Exercise		Intrinsic	Contractual	Average
Prices	Shares	Value	Life	Price	Shares	Value	Life	Exercise Price
	(shares and aggregate intrinsic value in millions)
$1.37 – $20.00	3.9	$57.4	7.0 years	$13.59	2.3	$33.5	6.8 years	$13.40
$20.01–$30.00	19.8	41.8	5.5 years	26.21	14.1	36.9	4.3 years	25.67
$30.01–$40.00	4.4	0	3.3 years	34.72	3.7	0	2.3 years	35.37
$40.01–$50.00	1.8	0	2.1 years	47.11	1.8	0	2.1 years	47.11
$50.01–$74.69	2.2	0	3.6 years	52.09	2.2	0	3.6 years	52.09

	32.1	$99.2		$28.81	24.1	$70.4		$30.07

The Company estimates the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R), Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 107, and the Company’s prior period pro-forma disclosures of net earnings, including share-based compensation (determined under a fair value method as prescribed by SFAS No. 123). Key input assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, the risk-free rate, and the Company’s dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the period ended December 31, 2005. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards.
For the quarters ended December 31, 2005 and 2004, the Company issued options covering approximately 45,000 and 380,000 shares of common stock, with weighted average fair values of $15.39 and $16.56, respectively. The weighted average fair value at the date of grant for options granted during the nine-month periods ended December 31, 2005 and 2004 was $15.06 and $15.94 per share, respectively. The weighted average assumptions used for option grants in the respective periods are listed in the table below.

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2005	2004	2005	2004

Dividend yield	0.57%	0.27%	0.57%	0.28%
Expected volatility factor(1)	0.56	0.67	0.56	0.67
Risk-free interest rate(2)	4.4%	3.6%	4.1%	3.6%
Expected term(3)	6.0	4.5	6.0	4.5

(1)	Measured using historical daily price changes of the Company’s stock over the respective expected term of the option and the implied volatility derived from the market prices of the Company’s traded options.

(2)	The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.

(3)	The expected term is the number of years that the Company estimates, based primarily on historical experience, that options will be outstanding prior to exercise. The increase in expected term in fiscal year 2006 as compared with fiscal year 2005 was largely related to a change in the demographics of the recipients of stock options. In fiscal year 2005, stock options were granted to a broad base of employees. In fiscal year 2006, stock options were primarily granted to executive management who historically hold options longer than the broad base of employees.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
December 31, 2005
The following table summarizes restricted stock activity (RSAs, RSUs and PSUs) during the first nine months of fiscal year 2006:

		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
	(in millions)
Outstanding at March 31, 2005	0.9	$29.26
Restricted stock granted	3.0	27.77
Restricted stock vested or cancelled	(0.1)	26.05

Outstanding at June 30, 2005	3.8	28.17

Restricted stock vested or cancelled	(0.1)	26.67

Outstanding at September 30, 2005	3.7	28.26

Restricted stock granted	0.1	28.55
Restricted stock vested or cancelled	(0.1)	27.48

Outstanding at December 31, 2005	3.7	$28.27

The total cash received from employees as a result of employee stock option exercises for the nine-month periods ended December 31, 2005 and December 31, 2004 was approximately $82 million and $63 million, respectively. The Company settles employee stock option exercises with stock held in treasury. The total intrinsic value of options exercised and restricted awards vested during the nine-month periods ended December 31, 2005 and December 31, 2004 was $40 million and $31 million, respectively. The tax benefits realized by the Company for the nine-month periods ended December 31, 2005 and 2004 were $13 million and $9 million, respectively.
Upon adoption of SFAS No. 123(R), the Company has elected to treat awards with graduated vesting for which the grant-date fair value of an individual award is computed for each vesting tranche as one award. Consequently, the total compensation expense is recognized ratably over the entire vesting period, so long as compensation cost recognized at any date at least equals the portion of the grant-date value of the award that is vested at that date.
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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
December 31, 2005
NOTE E — TRADE AND INSTALLMENT ACCOUNTS RECEIVABLE
The Company uses installment license agreements as a standard business practice and has a history of successfully collecting substantially all amounts due under the original payment terms without making concessions on payments, software products, maintenance, or professional services. Net trade and installment accounts receivable represent financial assets derived from the committed amounts due from the Company’s customers that have been earned by the Company. These accounts receivable balances are reflected net of unamortized discounts based on imputed interest for the time value of money for license agreements under our prior business model, unearned revenue attributable to maintenance, unearned professional services contracted for in the license agreement, and allowances for doubtful accounts. These balances do not include unbilled contractual commitments executed under the Company’s current business model. Such committed amounts are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Trade and Installment Accounts Receivable are comprised of the following components:

	December 31,	March 31,
	2005	2005
		(restated)
	(in millions)
Current:
Billed accounts receivable	$703	$829
Unbilled amounts due within the next 12 months — prior business model	329	389
Less: Allowance for doubtful accounts	(15)	(33)
Less: Unearned revenue — current	(608)	(511)

Net trade and installment accounts receivable — current	$409	$674

Noncurrent:
Unbilled amounts due beyond the next 12 months — prior business model	564	741
Less: Allowance for doubtful accounts	(15)	(35)
Less: Unearned revenue — noncurrent	(53)	(111)

Net installment accounts receivable — noncurrent	$496	$595

The components of unearned revenue consist of the following:

	December 31,	March 31,
	2005	2005
		(restated)
	(in millions)
Current:
Unamortized discounts	$42	$62
Unearned maintenance	5	23
Deferred subscription revenue (billed, uncollected)	473	369
Unearned professional services	88	57

Total unearned revenue — current	$608	$511

Noncurrent:
Unamortized discounts	$44	$79
Unearned maintenance	9	32

Total unearned revenue — noncurrent	$53	$111

NOTE F — IDENTIFIED INTANGIBLE ASSETS
In the tables below, capitalized software includes both purchased and internally developed software costs, and other identified intangible assets include both purchased customer relationships and trademarks/trade name costs. Internally developed capitalized software costs and other identified intangible asset costs are included in “Other noncurrent assets, net” on the Consolidated Condensed Balance Sheets.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
December 31, 2005
The gross carrying amounts and accumulated amortization for identified intangible assets are as follows:

	At December 31, 2005
	Gross	Accumulated	Net
	Assets	Amortization	Assets
	(in millions)
Capitalized software:
Purchased	$4,706	$4,199	$507
Internally developed	544	354	190
Other identified intangible assets subject to amortization	502	252	250
Other identified intangible assets not subject to amortization	26	—	26

Total	$5,778	$4,805	$973

	At March 31, 2005
	Gross	Accumulated	Net
	Assets	Amortization	Assets
	(in millions)
Capitalized software:
Purchased	$4,625	$3,899	$726
Internally developed	494	330	164
Other identified intangible assets subject to amortization	415	215	200
Other identified intangible assets not subject to amortization	26	—	26

Total	$5,560	$4,444	$1,116

In connection with the acquisition of Concord in June 2005, Niku in July 2005, iLumin Software Services, Inc. (iLumin) in October 2005, and Control F-1 Corporation (Control F-1) in December 2005, the Company capitalized approximately $18 million, $23 million, $2 million, and $14 million of purchased software, respectively. In connection with the acquisition of Concord in June 2005, Niku in July 2005, and iLumin in October 2005, the Company capitalized approximately $22 million, $44 million and $21 million of other identified intangible assets subject to amortization, respectively. Refer to Note G, “Acquisitions” for additional information relating to the Concord, Niku, iLumin, and Control F-1 acquisitions. In addition, the Company recorded approximately $24 million of purchase software costs related to smaller acquisitions during the first nine months of fiscal year 2006.
In the third quarter of fiscal years 2006 and 2005, amortization of capitalized software costs was $111 million and $112 million, respectively. Amortization of other identified intangible assets was $14 million and $10 million, respectively.
For the first nine months of fiscal years 2006 and 2005, amortization of capitalized software costs was $335 million in each period. Amortization of other identified intangible assets for the periods ending December 31, 2005 and December 31, 2004 was $37 million and $30 million, respectively.
Based on the identified intangible assets recorded through December 31, 2005, annual amortization expense is expected to be as follows:

	Year Ended March 31,
	2006	2007	2008	2009	2010	2011
	(in millions)
Capitalized software:
Purchased	$400	$292	$43	$33	$21	$11
Internally developed	41	50	43	36	28	18
Other identified intangible assets subject to amortization	50	37	37	37	37	37

Total	$491	$379	$123	$106	$86	$66

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
December 31, 2005
The carrying value of goodwill was $5.14 billion and $4.54 billion as of December 31, 2005 and March 31, 2005, respectively. During the nine-month period ended December 31, 2005, goodwill increased by approximately $345 million, $226 million and $36 million principally as a result of the Company’s acquisitions of Concord, Niku and iLumin, respectively (see Note G, “Acquisitions”, for additional information). The goodwill balances for Concord and Niku were subsequently increased (decreased) by approximately $3 million and ($6) million, respectively, in order to adjust balances based on revisions to the purchase price allocations after the acquisition date. In addition, goodwill was reduced by $8 million for the sale of Multigen-Paradigm, Inc. (see Note K, “Divestitures” for additional information).
NOTE G — ACQUISITIONS
During the third quarter of fiscal year 2006, the Company completed its acquisition of iLumin. Total consideration for the acquisition was approximately $48 million. iLumin was a privately held provider of enterprise message management and archiving software. iLumin’s Assentor product line will be added to the Company’s BrightStor solutions. The acquisition of iLumin has been accounted for as a purchase and accordingly, its results of operations have been included in the Consolidated Condensed Financial Statements since the date of its acquisition, October 14, 2005 (the iLumin Acquisition Date).
The acquisition cost of iLumin has been allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition as follows:

(in millions)
Deferred income tax liability	$(9)
Other liabilities assumed	(6)
Purchased software products	2
Other assets	4
Customer relationships	21
Goodwill	36

Purchase price	$48

Purchased software products will be amortized over an estimated life of seven years, and customer relationships will be amortized over ten years.
The allocation of the purchase price is based upon estimates which may be revised within one year of the date of acquisition as additional information becomes available. It is anticipated that the final purchase price allocation will not differ materially from the preliminary allocation presented above. In addition, the analysis of the fair value of acquired net operating losses (NOLs) is not yet complete. Such analysis is expected to be complete by the fourth quarter of fiscal year 2006.
During the second quarter of fiscal year 2006, the Company acquired the common stock of Niku, including its leading information technology governance (ITG) solution, in a cash transaction of approximately $337 million. In addition, the Company converted options to acquire the common stock of Niku and incurred acquisition costs of approximately $5 million and $3 million, respectively, for an aggregate purchase price of $345 million. Niku was a provider of information technology management and governance (IT-MG) solutions, and the Company is in the process of integrating Niku’s ITG solutions with the Business Service Optimization (BSO) unit. The acquisition of Niku has been accounted for as a purchase and accordingly, its results of operations have been included in the Consolidated Condensed Financial Statements since the date of its acquisition, July 29, 2005 (the Niku Acquisition Date).
The acquisition cost of Niku has been allocated to assets acquired, liabilities assumed and in-process research and development based on estimated fair values at the date of acquisition as follows:

(in millions)
Cash	$44
Marketable securities	19
Other assets acquired	20

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
December 31, 2005

(in millions)
Deferred revenue	(4)
Deferred income taxes, net	(4)
Other liabilities assumed	(37)
Purchased software products	23
Customer relationships	42
Trademarks/tradenames	2
Goodwill	226
In-process research and development	14

Purchase price	$345

Approximately $14 million of the purchase price represents the estimated fair value of projects that, as of the Niku Acquisition Date, had not reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed and has been included in the “Other (gains) losses, net” line item on the Consolidated Condensed Statements of Operations.
Purchased software products will be amortized over approximately five years, trademarks/tradenames will be amortized over seven years, and customer relationships will be amortized over eight years.
The allocation of a significant portion of the Niku purchase price to goodwill was predominantly due to the relatively short lives of the developed technology assets; whereby a substantial amount of the purchase price was based on earnings beyond the estimated lives of the intangible assets.
The allocation of the purchase price is based upon estimates which may be revised within one year of the date of acquisition as additional information becomes available. Based upon additional information received subsequent to the Niku Acquisition Date, net liabilities assumed and goodwill were adjusted downward by approximately $6 million. It is anticipated that the final purchase price allocation will not differ materially from the preliminary allocation presented above. Additionally, the analysis of the fair value of acquired net operating losses (NOLs) is not yet complete. Such analysis is expected to be completed by the fourth quarter of fiscal year 2006.
The following unaudited pro-forma financial information presents the combined results of operations of the Company, Niku and iLumin as if the acquisitions had occurred at April 1, 2005 and 2004. The historical results of the Company for the three and nine month periods ended December 31, 2005 include the results of Niku and iLumin from their respective acquisition dates. The pro-forma results presented below for the three and nine month periods ended December 31, 2005 combine the results of the Company for the three and nine month periods ended December 31, 2005 and the historical results of Niku and iLumin for their comparable reporting periods. The pro-forma results for the three and nine month periods ended December 31, 2004 combine the historical results of the Company for the three and nine month periods ended December 31, 2004 with the combined historical results for the comparable reporting periods for Niku and iLumin. The unaudited pro-forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations or financial condition that would have been reported had the acquisition of Niku and iLumin been completed as of the beginning of the periods presented and should not be taken as indicative of the Company’s future consolidated results of operations or financial condition. Pro-forma adjustments are tax-effected at the Company’s statutory tax rate.

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2005	2004	2005	2004
	(unaudited)
	(in millions)
Revenue	$968	$937	$2,865	$2,700
Income (loss) from continuing operations	56	25	174	(36)
Net income (loss)	59	24	177	(37)

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
December 31, 2005

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2005	2004	2005	2004
	(unaudited)
	(in millions)
Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.09	$0.04	$0.29	$(0.06)
Discontinued operations	0.01	—	0.01	—

Net income (loss)	$0.10	$0.04	$0.30	$(0.06)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.09	$0.04	$0.28	$(0.06)
Discontinued operations	0.01	—	0.01	—

Net income (loss)	$0.10	$0.04	$0.29	$(0.06)

During the first quarter of fiscal year 2006, the Company acquired the common stock of Concord, including its Aprisma Management Technologies subsidiary, in a cash transaction of approximately $337 million. In addition, the Company converted options to acquire the common stock of Concord and incurred acquisition costs of approximately $15 million and $7 million, respectively, for an aggregate purchase price of $359 million. Concord was a provider of network service management software solutions, and the Company is in the process of making Concord’s network management products available both as independent products and as integrated components of the Company’s Unicenter Enterprise Systems Management suite. The acquisition of Concord has been accounted for as a purchase and, accordingly, its results of operations have been included in the Consolidated Condensed Financial Statements since the date of its acquisition, June 7, 2005 (the Concord Acquisition Date). The pro-forma results shown above do not include the results of Concord as Concord was not considered a significant subsidiary at the time of acquisition.
The acquisition cost of Concord has been allocated to assets acquired, liabilities assumed, and in-process research and development based on estimated fair values at the date of acquisition as follows:

(in millions)
Cash	$18
Marketable securities	58
Deferred income taxes, net	2
Other assets acquired	41
Deferred revenue	(19)
3% convertible notes payable	(86)
Other liabilities assumed	(44)
Purchased software products	18
Customer relationships	19
Trademarks/tradenames	3
Goodwill	345
In-process research and development	4

Purchase price	$359

Approximately $4 million of the purchase price represents the estimated fair value of projects that, as of Concord Acquisition Date, had not reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed and has been included in the “Other (gains) losses, net” line item on the Consolidated Condensed Statements of Operations.
Purchased software products will be amortized over five years, trademarks/tradenames will be amortized over six years, and customer relationships will be amortized over seven years.
The allocation of a significant portion of the Concord purchase price to goodwill was predominantly due to the relatively short lives of the developed technology assets; whereby a substantial amount of the purchase price was based on earnings beyond the estimated lives of the intangible assets.
The allocation of the purchase price is based upon estimates which may be revised within one year of the date of acquisition as additional information becomes available. Based upon additional information received subsequent to the Concord Acquisition Date, net liabilities assumed and goodwill was adjusted

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
December 31, 2005
upward by approximately $3 million. It is anticipated that the final purchase price allocation will not differ materially from the preliminary allocation presented above.
In connection with the acquisition of Concord, the Company assumed $86 million in 3% convertible senior notes payable due 2023. In accordance with the notes’ terms, the Company redeemed (for cash) the notes in full in July 2005.
Accrued acquisition-related costs and changes in these accruals, including additions related to the Company’s acquisitions of Niku, Concord, iLumin, and Netegrity, Inc. (Netegrity) during the third quarter of fiscal year 2005, were as follows:

	Duplicate
	Facilities &	Employee
	Other Costs	Costs
	(in millions)
Balance at March 31, 2004	$58	$12
Additions	8	3
Settlements	(15)	(6)
Adjustments	(10)	—

Balance at March 31, 2005	$41	$9
Additions	14	21
Settlements	(15)	(19)
Adjustments	4	—

Balance at December 31, 2005	$44	$11

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
In December 2005, the Company acquired Control F-1 in a cash transaction valued at approximately $14 million which was paid in January 2006. Control F-1 as a privately held provider of support automation solutions that automatically prevent, detect, and repair end-user computer problems before they disrupt critical IT services.
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
Severance: The plan includes a workforce reduction of approximately five percent or 800 positions worldwide. The termination benefits the Company has offered in connection with this workforce reduction are substantially the same as the benefits the Company has provided historically for non-performance-based workforce reductions, and in certain countries have been provided based upon statutory minimum requirements. Accordingly, the employee termination obligations incurred in connection with the restructuring plan did not meet the definition of a “one-time benefit arrangement” under SFAS No. 146 and the Company therefore accounted for such obligations in accordance with SFAS No. 112, “Employers’ Accounting for Post Employment Benefits, an Amendment of FASB Statements No. 5 and 43.” The

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
December 31, 2005
Company incurred approximately $5 million and $29 million of severance costs in the three months and nine month periods ended December 31, 2005, respectively. The Company anticipates the severance portion of the restructuring plan will cost approximately $45 million and anticipates that the remaining amount will be incurred by the end of the fiscal year or shortly thereafter.
Facilities Abandonment: The Company recorded the costs associated with lease termination and/or abandonment when the Company ceased to utilize the leased property. Under SFAS No. 146, the liability associated with lease termination and/or abandonment is measured as the present value of the total remaining lease costs and associated operating costs, less probable sublease income. The Company incurred approximately $8 million and $21 million of facilities abandonment related costs in the three months and nine months ended December 31, 2005, respectively. The Company will accrete its obligations related to the facilities abandonment to the then-present value and, accordingly, will recognize accretion expense as a restructuring expense in future periods. The Company anticipates the facilities abandonment portion of the restructuring plan will cost up to a total of $40 million, and anticipates that the remaining amount will be incurred by the end of the fiscal year or shortly thereafter.
As part of its restructuring initiatives, the Company also entered into two sale/leaseback transactions during the third quarter of fiscal year 2006. One of these transactions resulted in a loss of approximately $3 million which was recorded under Restructuring and other in the Consolidated Condensed Statements of Operations. The second sale/leaseback transaction resulted in a gain of approximately $5 million which will be recognized ratably as a reduction to rent expense over the life of the lease term. Both of these transactions were recorded in accordance with SFAS 28, “Accounting for Sales with Leasebacks—an amendment of FASB Statement No. 13”.
Accrued restructuring costs and changes in these accruals for the nine months ending December 31, 2005 were as follows:

		Facilities
	Severance	Abandonment
	(in millions)
Balance at March 31, 2005	$—	$—

Additions	29	21
Payments	(13)	(1)

Balance at December 31, 2005	$16	$20

The liability balance is included in “Accrued expenses and other current liabilities” on the Consolidated Condensed Balance Sheet at December 31, 2005.
Other
During the three month period ended December 31, 2005, the Company incurred approximately $4 million in connection with certain Deferred Prosecution Agreement related costs. During the nine month period ended December 31, 2005, the Company incurred approximately $5 million associated with the termination of a non-core application development professional services project, and $7 million in connection with certain Deferred Prosecution Agreement related costs.
NOTE I — INCOME TAXES
Income tax expense for the three and nine-month periods ended December 31, 2005 includes $25 million of tax benefits mostly arising from the recognition of certain foreign tax credits partially offset by an $18 million increase in taxes associated with a prior period tax audit. Income tax expense for the nine month period ended December 31, 2005 also includes tax benefits of $36 million associated with the American Jobs Creation Act of 2004 (AJCA). The AJCA introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided that certain criteria are met. During fiscal year 2005, the Company recorded an estimate of this tax charge of $55 million based on an

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
December 31, 2005
estimated repatriation amount up to $500 million. The income tax benefit of $36 million for the nine month period ended December 31, 2005 reflects clarification of the AJCA in May 2005, which permitted the utilization of additional foreign tax credits to reduce the estimated taxes associated with repatriating the funds. The cash repatriation is expected to occur on or before March 31, 2006. Additionally, the Company recognized a tax benefit of approximately $16 million in the nine months ended December 31, 2005 resulting primarily from the favorable conclusion of an international tax examination and the reduction of a valuation allowance related to a certain foreign jurisdiction’s net operating loss carry forwards.
The Company also incurred $4 million and $14 million of in-process research and development charges associated with the acquisition of Concord and Niku for the nine months ended December 31, 2005, respectively, which is non-deductible for income tax purposes.
Income tax expense for the nine month period ended December 31, 2004 includes a tax benefit of $26 million which was attributable to an IRS refund received for additional tax benefits arising from foreign export sales in prior fiscal years.
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
Stockholder Class Action and Derivative Lawsuits Filed Prior to 2004
The Company, its former Chairman and CEO Charles B. Wang, its former Chairman and CEO Sanjay Kumar, its former Chief Financial Officer Ira Zar, and its Executive Vice President Russell M. Artzt were defendants in one or more stockholder class action lawsuits, filed in July 1998, February 2002, and March 2002, alleging, among other things, that a class consisting of all persons who purchased the Company’s common stock during the period from January 20, 1998 until July 22, 1998 were harmed by misleading statements, misrepresentations, and omissions regarding the Company’s future financial performance. In addition, in May 2003, a class action lawsuit captioned John A. Ambler v. Computer Associates International, Inc., et al. was filed in the United States District Court for the Eastern District of New York (the Federal Court). The complaint in this matter, a purported class action on behalf of the Computer Associates Savings Harvest Plan (the CASH Plan) and the participants in, and beneficiaries of, the CASH Plan for a class period running from March 30, 1998, through May 30, 2003, asserted claims of breach of fiduciary duty under the federal Employee Retirement Income Security Act (ERISA). The named defendants were the Company, the Company’s Board of Directors, the CASH Plan, the Administrative Committee of the CASH Plan, and the following current or former employees and/or former directors of the Company: Messrs. Wang; Kumar; Zar; Artzt; Peter A. Schwartz; and Charles P. McWade; and various unidentified alleged fiduciaries of the CASH Plan. The complaint alleged that the defendants breached their fiduciary duties by causing the CASH Plan to invest in Company securities and sought damages in an unspecified amount.
A derivative lawsuit was filed against certain current and former directors of the Company, based on essentially the same allegations as those contained in the February and March 2002 stockholder lawsuits discussed above. This action was commenced in April 2002 in Delaware Chancery Court, and an amended complaint was filed in November 2002. The defendants named in the amended complaint were the Company as a nominal defendant, current Company directors Mr. Lewis S. Ranieri, and The Honorable Alfonse M. D’Amato, and former Company directors Ms. Shirley Strum Kenny and Messrs. Wang, Kumar, Artzt, Willem de Vogel, Richard Grasso, and Roel Pieper. The derivative suit alleged breach of fiduciary duties on the part of all the individual defendants and, as against the former management director defendants, insider trading on the basis of allegedly misappropriated confidential, material information. The amended complaint sought an accounting and recovery on behalf of the Company of an unspecified amount of damages, including recovery of the profits allegedly realized from the sale of common stock of the Company.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
December 31, 2005
On August 25, 2003, the Company announced the settlement of all outstanding litigation related to the above-referenced stockholder and derivative actions as well as the settlement of an additional derivative action filed in the Federal Court in connection with the settlement. As part of the class action settlement, which was approved by the Federal Court in December 2003, the Company agreed to issue a total of up to 5.7 million shares of common stock to the stockholders represented in the three class action lawsuits, including payment of attorneys’ fees. The Company has completed the issuance of the settlement shares as well as payment of $3.3 million to the plaintiffs’ attorneys in legal fees and related expenses.
In settling the derivative suit, which settlement was also approved by the Federal Court in December 2003, the Company committed to maintain certain corporate governance practices. Under the settlement, the Company and the individual defendants were released from any potential claim by stockholders arising from accounting-related or other public statements made by the Company or its agents from January 1998 through February 2002 (and from January 1998 through May 2003 in the case of the employee ERISA action), and the individual defendants were released from any potential claim by the Company or its stockholders relating to the same matters.
On October 5, 2004 and December 9, 2004, four purported Company stockholders served motions to vacate the Order of Final Judgment and Dismissal entered by the Federal Court in December 2003 in connection with the settlement of the derivative action. These motions primarily seek to void the releases that were granted to the individual defendants under the settlement. On December 7, 2004, a motion to vacate the Order of Final Judgment and Dismissal entered by the Federal Court in December 2003 in connection with the settlement of the 1998 and 2002 stockholder lawsuits discussed above was filed by Sam Wyly and certain related parties. The motion seeks to reopen the settlement to permit the moving stockholders to pursue individual claims against certain present and former officers of the Company. The motion states that the moving stockholders do not seek to file claims against the Company. These motions (the 60(b) Motions) have been fully briefed. On June 14, 2005, the Federal Court granted movants’ motion to be allowed to take limited discovery prior to the Federal Court’s ruling on the 60(b) Motions. No hearing date is currently set for the 60(b) Motions.
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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
December 31, 2005
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
Under the DPA, the Company has agreed to establish a $225 million fund for purposes of restitution to current and former stockholders of the Company, with $75 million to be paid within 30 days of the date of approval of the DPA by the Federal Court, $75 million to be paid within one year after the approval date and $75 million to be paid within 18 months after the approval date. The Company made the first $75 million restitution payment into an interest-bearing account under terms approved by the USAO on October 22, 2004. The Company made the second $75 million restitution payment into an interest-bearing account under terms approved by the USAO in September 2005. The Company is required to make a third deposit of $75 million on or about March 16, 2006. Pursuant to the Agreements, the Company proposed and the USAO accepted, on or about November 4, 2004, the appointment of Kenneth R. Feinberg as Fund Administrator. Also, pursuant to the Agreements, Mr. Feinberg submitted to the USAO on or about June 28, 2005, a Plan of Allocation for the Restitution Fund (the Plan). The Plan was approved by the Federal Court on August 18, 2005. The payment of these restitution funds is in addition to the amounts that the Company previously agreed to provide current and former stockholders in settlement of certain private litigation in August 2003 (see “—Stockholder Class Action and Derivative Lawsuits Filed Prior to 2004”). This amount was paid by the Company in December 2004 in shares at a then total value of approximately $174 million.
The Company also agreed, among other things, to take the following actions by December 31, 2005: (1) add a minimum of two new independent directors to its Board of Directors; (2) establish a Compliance Committee of the Board of Directors; (3) implement an enhanced compliance and ethics program, including appointment of a Chief Compliance Officer; (4) reorganize its Finance and Internal Audit Departments; and (5) establish an executive disclosure committee. The reorganization of the Finance and Internal Audit

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
December 31, 2005
Departments are substantially completed. On December 9, 2004, the Company announced that Patrick J. Gnazzo had been named Senior Vice President, Business Practices, and Chief Compliance Officer, effective January 10, 2005. On February 11, 2005, the Board of Directors elected William McCracken to serve as a new independent director, and also changed the name of the Audit Committee of the Board of Directors to the Audit and Compliance Committee of the Board of Directors and amended the Committee’s charter. On April 11, 2005, the Board of Directors elected Ron Zambonini to serve as a new independent director. On November 11, 2005, the Board of Directors elected Christopher Lofgren to serve as a new independent director. Under the Agreements, the Company has also agreed to the appointment of an Independent Examiner to examine the Company’s practices for the recognition of software license revenue, its ethics and compliance policies and other matters. Under the Agreements, the Independent Examiner also reviews the Company’s compliance with the Agreements and periodically reports findings and recommendations to the USAO, SEC and Board of Directors. On March 16, 2005, the Federal Court appointed Lee S. Richards III, Esq. of Richards Spears Kibbe & Orbe LLP, to serve as Independent Examiner. Mr. Richards will serve for a term of 18 months unless his term of appointment is extended under conditions specified in the DPA. On September 15, 2005, Mr. Richards issued his six-month report concerning his recommendations regarding best practices. On December 15, 2005, Mr. Richards issued his first quarterly report concerning the Company’s compliance with the DPA.
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
On September 22, 2004, Mr. Woghin, the Company’s former General Counsel, pled guilty to conspiracy to commit securities fraud and obstruction of justice under a two-count information filed against him by the USAO. The SEC also filed a complaint in the Federal Court against Mr. Woghin alleging that he violated Section 17(a) of the Securities Act, Sections 10(b) and 13(b)(5) of the Exchange Act, and Rules 10b-5 and 13b2-1 thereunder. The complaint further alleged that under Section 20(e) of the Exchange Act, Mr. Woghin aided and abetted the Company’s violations of Sections 10(b), 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. Mr. Woghin consented to a partial judgment imposing a permanent injunction against him from committing such violations in the future and a permanent bar from being an officer or director of a public company. The SEC’s claims for disgorgement and civil penalties against Mr. Woghin are pending.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
December 31, 2005
Additionally on September 22, 2004, the SEC filed complaints in the Federal Court against Sanjay Kumar and Stephen Richards alleging that they violated Section 17(a) of the Securities Act, Sections 10(b) and 13(b)(5) of the Exchange Act, and Rules 10b-5 and 13b2-1 thereunder. The complaints further alleged that under Section 20(e) of the Exchange Act, Messrs. Kumar and Richards aided and abetted the Company’s violations of Sections 10(b), 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. The complaint seeks to enjoin Messrs. Kumar and Richards from further violations of the Securities Act and the Exchange Act and for disgorgement of gains they received as a result of these violations.
On September 23, 2004, the USAO filed, in the Federal Court, a ten-count indictment charging Messrs. Kumar and Richards with conspiracy to commit securities fraud and wire fraud, committing securities fraud, filing false SEC filings, conspiracy to obstruct justice and obstruction of justice. Additionally, Mr. Kumar was charged with one count of making false statements to an agent of the Federal Bureau of Investigation and Mr. Richards was charged with one count of perjury in connection with sworn testimony before the SEC. On or about June 29, 2005, the USAO filed a superseding indictment against Messrs. Kumar and Richards, dropping one count and adding several allegations to certain of the nine remaining counts. The Federal Court has set an April 24, 2006 date for the trial of Messrs. Kumar and Richards.
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
Derivative Actions Filed in 2004
In June 2004, a purported derivative action was filed in the Federal Court by Ranger Governance Ltd. against certain current or former employees and/or directors of the Company. In July 2004, two additional purported derivative actions were filed in the Federal Court by purported Company stockholders against certain current or former employees and/or directors of the Company. In November 2004, the Federal Court issued an order consolidating these three derivative actions. The plaintiffs filed a consolidated amended complaint (the Consolidated Complaint) on January 7, 2005. The Consolidated Complaint names as defendants Messrs. Wang, Kumar, Zar, Artzt, D’Amato, Richards, Ranieri and Woghin; David Kaplan; David Rivard; Lloyd Silverstein; Michael A. McElroy; Messrs. McWade and Schwartz; Gary Fernandes; Robert E. La Blanc; Jay W. Lorsch; Kenneth Cron; Walter P. Schuetze; Messrs. de Vogel and Grasso; Roel Pieper; KPMG LLP; and Ernst & Young LLP. The Company is named as a nominal defendant. The Consolidated Complaint alleges a claim against Messrs. Wang, Kumar, Zar, Kaplan, Rivard, Silverstein, Artzt, D’Amato, Richards, McElroy, McWade, Schwartz, Fernandes, La Blanc, Ranieri, Lorsch, Cron, Schuetze, de Vogel, Grasso, Pieper and Woghin for contribution towards the consideration the Company had previously agreed to provide current and former stockholders in settlement of certain class action litigation commenced against the Company and certain officers and directors in 1998 and 2002 (see “—Stockholder Class Action and Derivative Lawsuits Filed Prior to 2004”) and seeks on behalf of the Company compensatory and consequential damages in an amount no less than $500 million in connection with the USAO and SEC investigations (see “—The Government Investigation”). The Consolidated Complaint also alleges a claim seeking unspecified relief against Messrs. Wang, Kumar, Zar, Kaplan, Rivard, Silverstein, Artzt, D’Amato, Richards, McElroy, McWade, Fernandes, La Blanc, Ranieri, Lorsch, Cron, Schuetze, de Vogel and Woghin for violations of Section 14(a) of the Exchange Act for alleged false and material misstatements made in the Company’s proxy statements issued in 2002 and 2003. The Consolidated Complaint also alleges breach of fiduciary duty by Messrs. Wang, Kumar, Zar, Kaplan, Rivard, Silverstein, Artzt, D’Amato, Richards, McElroy, McWade, Schwartz, Fernandes, La Blanc, Ranieri, Lorsch, Cron, Schuetze, de Vogel, Grasso, Pieper and Woghin. The Consolidated Complaint also seeks unspecified compensatory, consequential and punitive damages against Messrs. Wang, Kumar, Zar, Kaplan, Rivard, Silverstein, Artzt, D’Amato, Richards, McElroy, McWade, Schwartz, Fernandes, La Blanc, Ranieri, Lorsch, Cron, Schuetze, de Vogel, Grasso, Pieper and Woghin based

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
December 31, 2005
upon allegations of corporate waste and fraud. The Consolidated Complaint also seeks unspecified damages against Ernst & Young LLP and KPMG LLP, for breach of fiduciary duty and the duty of reasonable care, as well as contribution and indemnity under Section 14(a) of the Exchange Act. The Consolidated Complaint requests restitution and rescission of the compensation earned under the Company’s executive compensation plan by Messrs. Artzt, Kumar, Richards, Zar, Woghin, Kaplan, Rivard, Silverstein, Wang, McElroy, McWade and Schwartz. Additionally, pursuant to Section 304 of the Sarbanes-Oxley Act, the Consolidated Complaint seeks reimbursement of bonus or other incentive-based equity compensation received by defendants Wang, Kumar, Schwartz and Zar, as well as alleged profits realized from their sale of securities issued by the Company during the time periods they served as the Chief Executive Officer (Messrs. Wang and Kumar) and Chief Financial Officer (Mr. Zar) of the Company. Although no relief is sought from the Company, the Consolidated Complaint seeks monetary damages, both compensatory and consequential, from the other defendants, including current or former employees and/or directors of the Company, KPMG LLP and Ernst & Young LLP in an amount totaling not less than $500 million.
The consolidated derivative action has been stayed pending resolution of the 60(b) Motions (see “—Stockholder Class Action and Derivative Lawsuits Filed Prior to 2004”). Also, on February 1, 2005, the Company established a Special Litigation Committee of independent members of its Board of Directors to control and determine the Company’s response to this litigation. The Special Litigation Committee has moved for a stay of the consolidated derivative action until it completes its investigation of the claims alleged in the derivative action. That motion is pending.
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
Texas Litigation
On August 9, 2004, a petition was filed by Sam Wyly and Ranger Governance, Ltd. against the Company in the District Court of Dallas County, Texas, seeking to obtain a declaratory judgment that plaintiffs did not breach two separation agreements they entered into with the Company in 2002 (the 2002 Agreements). Plaintiffs seek to obtain this declaratory judgment in order to file a derivative suit on behalf of the Company (see “—Derivative Actions Filed in 2004” above). On September 3, 2004, the Company filed an answer to the petition and on September 10, 2004, the Company filed a notice of removal seeking to remove the action to federal court. On February 18, 2005, Mr. Wyly filed a separate lawsuit in Texas federal court alleging that he is entitled to attorneys’ fees in connection with the original litigation filed in Texas. The two actions have been consolidated. On March 31, 2005, the plaintiffs amended their complaint to allege a claim that they were defrauded into entering the 2002 Agreements and to seek rescission of those agreements and damages. The amended complaint in the Ranger Governance litigation seeks rescission of the 2002 Agreements, unspecified compensatory, consequential and exemplary damages and a declaratory judgment that the 2002 Agreements are null and void and that plaintiffs did not breach the 2002 Agreements. On May 11, 2005, the Company moved to dismiss the Texas litigation. On July 21, 2005, plaintiffs filed a motion for summary judgment. On July 22, 2005, the Texas federal court dismissed the latter two motions without prejudice to refiling the motions later in the action. On September 1, 2005, the Texas federal court granted the Company’s motion to transfer the action to the Federal Court.
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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
December 31, 2005
resolution of this lawsuit is not likely to result in the payment of any amount approximating the alleged damages and in any event, is not expected to have a material adverse effect on the financial position of the Company.
In September 2004, two complaints to compel production of the Company’s books and records, including files that have been produced by the Company to the USAO and SEC in the course of their joint investigation of the Company’s accounting practices (see “—The Government Investigation”) were filed by two purported stockholders of the Company in Delaware Chancery Court pursuant to Section 220 of the Delaware General Corporation Law. The first complaint was filed on September 15, 2004, after the Company denied the purported stockholder access to some of the files requested in her initial demand, in particular files that had been produced by the Company to the USAO and SEC during the course of their joint investigation. This complaint concerns the inspection of certain Company documents to determine whether the Company has been involved in obstructing the joint investigation by the USAO and SEC and whether certain Company employees have breached their fiduciary duties to the Company and wasted corporate assets; these individuals include Messrs. Kumar, Wang, Zar, Silverstein, Woghin, Richards, Artzt, Cron, D’Amato, La Blanc, Ranieri, Lorsch, Schuetze, Vieux, Fernandes, de Vogel, Richard Grasso and Goldstein and Ms. Kenny. The Company filed its answer to this complaint on October 15, 2004. On October 11, 2005, the Special Litigation Committee (see “—Derivative Actions Filed in 2004”) moved to stay this action. On December 13, 2005, the Delaware state court denied that motion. The second complaint, filed on September 21, 2004, concerns the inspection of documents related to Mr. Kumar’s compensation, the independence of the Board of Directors and ability of the Board of Directors to sue for return of that compensation. The Company filed its answer to this complaint on October 15, 2004.
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
NOTE K — DIVESTITURES
Discontinued Operations: In December 2005, the Company sold its wholly-owned subsidiary MultiGen-Paradigm, Inc. (MultiGen) to Parallax Capital Partners. MultiGen is a provider of real-time, end-to-end 3D solutions for visualizations, simulations and training applications used for both civilian and government purposes. The sales price was approximately $6 million, which includes reimbursements for certain employee-related costs. The purchase price was received in the form of an interest bearing note receivable that is scheduled to be paid by June 2007. MultiGen had revenues of $9 million and $11 million for the nine month periods ending December 31, 2005 and December 31, 2004, respectively. As a result of the sale in the third quarter, the Company recorded a $3 million gain, net of a tax benefit of approximately $10 million. The Company has separately presented the gain on the disposal of MultiGen as a discontinued operation for the current period presented. The impact of MultiGen’s results on prior periods was considered immaterial.
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
Other: In November 2005, the Company announced an agreement with Garnett & Helfrich Capital, a private equity firm to create an independent corporate entity. As part of the agreement, the Company

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
December 31, 2005
contributed intellectual property, support contracts, services of certain employees and other assets used exclusively in the business of the intellectual property contributed. The contributions from the Company and Garnett & Helfrich Capital, L.P., formed Ingres Corporation (“Ingres”). The Company has a 25% ownership interest in the newly formed entity, in which it received an equity stake of $15 million. As a result of the transaction, the Company recorded a non-cash pre-tax gain for the three months ended December 31, 2005 of approximately $8 million due to the value of assets that were contributed during the formation of Ingres in accordance with Emerging Issues Task Force (EITF) Issue No. 01-2 Interpretations of APB Opinion No. 29. The gain is recorded as Other (gains) losses, net in the Consolidated Condensed Statements of Operations.
NOTE L — SUBSEQUENT EVENTS
In January 2006, the Company announced the acquisition of Wily Technology Inc., a leading provider of enterprise application management solutions, in a cash transaction valued at approximately $375 million. The acquisition is expected to be completed during the Company’s fourth quarter of fiscal year 2006, pending regulatory approval.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q (Form 10-Q) contains certain forward-looking information relating to CA, Inc. (the “Company,” “Registrant,” “CA,” “We,” “Our,” or “Us”), formerly known as Computer Associates International, Inc., that is based on the beliefs of and assumptions made by our management as well as information currently available to management. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” and similar expressions are intended to identify forward-looking information. Such information includes, for example, the statements made under the caption “Outlook” in this MD&A, but also appears in other parts of this Form 10-Q. This forward-looking information reflects our current views with respect to future events and is subject to certain risks, uncertainties, and assumptions, some of which are described in Part II, Item 1A of this report and in our amended Annual Report on Form 10-K/A for the fiscal year ended March 31, 2005 filed with the Securities and Exchange Commission. Should one or more of these risks or uncertainties occur, or should our assumptions prove incorrect, actual results may vary materially from those described in this Report as anticipated, believed, estimated, or expected. We do not intend to update these forward-looking statements.
QUARTERLY UPDATE
•	We recorded charges of approximately $13 million in the third quarter of fiscal year 2006 for severance and other termination benefits and facility closures in connection with our restructuring plan. The restructuring plan is designed to more closely align our investments with strategic growth opportunities and includes a workforce reduction of approximately five percent or 800 positions worldwide. The plan is expected to yield about $75 million in savings on an annualized basis, once the reductions are fully implemented. We anticipate the total restructuring plan will cost up to $80 million.

•	In October 2005, we completed the acquisition of iLumin, a privately held provider of enterprise message management and archiving software, in a transaction valued at approximately $48 million. iLumin’s Assentor product line will be added to our BrightStor solutions.

•	In October 2005, we announced that our Board of Directors authorized us to buy back an additional $200 million in Company shares during fiscal year 2006 for an annual total of up to $600 million. During the nine-month period ended December 31, 2005, we repurchased approximately $367 million in Company stock.

•	In November 2005, we announced that we entered into an agreement with Garnett & Helfrich Capital, a private equity firm, to create an independent corporate entity, Ingres Corporation. We divested our Ingres open source database unit into Ingres Corporation, in which Garnett & Helfrich Capital is the majority shareholder. As a result of this transaction, we recognized a non-cash pre-tax gain of approximately $8 million.

•	In November 2005, we held CA World where we unveiled our Enterprise IT Management, or EITM, strategy and announced 26 EITM-enabled products, including the release of Unicenter r11. This was CA’s first Unicenter upgrade in 4 years, and CA’s biggest product launch ever.

•	In November 2005, we announced our name change from Computer Associates International, Inc. to CA, Inc., which was legally effective February 1, 2006.

•	In November 2005, our Board of Directors elected Christopher B. Lofgren, Ph.D. as an independent director of the Company. Dr. Lofgren’s election brings the number of directors on CA’s Board to twelve, including eleven non-employee directors and one employee director.

•	In December 2005, we completed two separate sale leaseback transactions which provided approximately $40 million in cash from investing activities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
•	In December 2005, the Company sold its wholly-owned subsidiary MultiGen-Paradigm, Inc. (MultiGen) to Parallax Capital Partners. MultiGen was a provider of real-time, end-to-end 3D solutions for visualizations, simulations and training applications used for both civilian and government purposes. As a result, we recognized a gain on the disposal of $3 million, net of taxes, which is classified in discontinued operations on the Condensed Consolidated Statements of Operations.

•	In December 2005, we acquired Control-F-1 in a transaction valued at approximately $14 million. Control-F-1 was a privately held provider of support automation solutions that automatically prevent, detect, and repair end-user computer problems before they disrupt critical IT services.

•	In January 2006, we announced a definitive agreement to acquire Wily Technology, Inc., a leading provider of enterprise application management solutions, in a cash transaction valued at approximately $375 million.
BUSINESS UNIT STRUCTURE
We recently aligned the Company’s product development into five business units. The business unit general managers are accountable for the management and performance of their business unit, including product development and innovation, product marketing, quality, staffing, strategic planning and execution, and customer satisfaction. Our business units are Enterprise Systems Management, Security Management, Storage Management, Business Service Optimization, and the CA Products Group. This new structure allows us to become more closely aligned with our customers’ needs, drive more accountability for the performance of each software area, and to be more responsive to the changing dynamics of the management software marketplace. We do not presently maintain profit and loss data on a business unit basis and therefore they are not considered business segments.
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
Our Enterprise Systems Management products manage across the entire IT environment including networks, systems, middleware, servers/operating systems, desktops, databases, and applications. The acquisition of Concord significantly strengthened our network management offering and further augments our comprehensive Enterprise Systems Management portfolio.
Security Management
Our solutions for Security Management provide an innovative and comprehensive approach to IT security. The products protect information assets and resources; provide appropriate system and information access to employees, customers, and partners; and centrally manage security-related administration. We offer Security Management products in the following three categories:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
•	Identity and Access Management — these products empower IT organizations to manage growing internal and external user populations; secure an increasingly complex array of resources and services; and comply with critical regulatory mandates.

•	Threat Management — these products are designed to help customers identify and eliminate internal and external threats such as harmful computer viruses; unauthorized access into computing systems; and security weaknesses associated with operating systems, databases, networks, and passwords.

•	Security Information Management — these products help to integrate and prioritize security event information created by CA and third-party security products and enables customers to increase operational efficiencies, help ensure business continuity, adhere to regulatory compliance, and mitigate risks.
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
Business Service Optimization
Our solutions for Business Service Optimization help organizations manage their IT investments. These products help translate business needs into IT requirements; provide visibility into the services being delivered and the cost of delivering those services; enable more effective management of an IT organization’s people, processes, and assets; and help the business make informed decisions about issues such as investment priorities and outsourcing. We offer Business Service Optimization products in the following three categories:
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
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
Our subscription-based business model is unique among our competitors in the software industry and it may be difficult to compare the results for many of our performance indicators with those of our competitors. The following is a summary of the principal quantitative performance indicators that management uses to review our performance:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	For the Three Months
	Ended December 31,			Percent
	2005	2004	Change	Change
		(restated)
	(dollars in millions)
Subscription revenue	$713	$650	$63	10%
Total revenue	$967	$917	$50	5%
Subscription revenue as a percent of total revenue	74%	71%	3%	4%
New deferred subscription value (direct)	$730	$845	$(115)	(14%)
New deferred subscription value (indirect)	$53	$53	$—	—
Weighted average license agreement duration in years (direct)	3.46	2.95	0.51	17%
Cash provided by continuing operations	$422	$365	$57	16%
Income from continuing operations	$56	$31	$25	81%

	For the Nine Months
	Ended December 31,			Percent
	2005	2004	Change	Change
		(restated)
	(dollars in millions)
Subscription revenue	$2,104	$1,875	$229	12%
Total revenue	$2,829	$2,643	$186	7%
Subscription revenue as a percent of total revenue	74%	71%	3%	4%
New deferred subscription value (direct)	$1,641	$2,024	$(383)	(19%)
New deferred subscription value (indirect)	$143	$94	$49	52%
Weighted average license agreement duration in years (direct)	3.12	2.88	.24	8%
Cash provided by continuing operations	$814	$789	$25	3%
Income (loss) from continuing operations	$191	$(18)	$209	NA

	Dec. 31,	March 31,		Percent
	2005	2005	Change	Change
		(restated)
	(dollars in millions)
Total cash, cash equivalents, and marketable securities	$1,833	$3,125	$(1,292)	(41%)
Total debt	$1,811	$2,636	$(825)	(31%)
Analyses of our performance indicators, including general trends, can be found in the “Results of Operations” and “Liquidity and Capital Resources” sections of this MD&A. The performance indicators discussed below are those that we believe are appropriate because of our subscription-based business model.
Subscription Revenue — Subscription revenue is the ratable revenue recognized in a period from amounts previously recorded as deferred subscription revenue. If the weighted average life of our license agreements remains constant, an increase in deferred subscription revenue will result in an increase in subscription revenue in the future.
Deferred Subscription Value — Under our business model, the portion of the license contract value that has not yet been earned creates what we refer to as deferred subscription value. Deferred subscription value is recognized as revenue evenly on a monthly basis over the duration of the license agreements. When recognized, this amount is reported on the “Subscription revenue” line item in our Consolidated Condensed Statements of Operations. If a customer pays for software prior to the recognition of revenue, the amount is reported as a liability entitled “Deferred subscription revenue (collected)” on our Consolidated Condensed Balance Sheets. Customers do not always pay for software in equal annual installments over the life of a

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
license agreement. The amount collected under a license agreement for the next twelve months but not yet recognized as revenue is reported as a liability entitled “Deferred subscription revenue (collected) — current” on our Consolidated Condensed Balance Sheets. The amount paid under a license agreement for periods subsequent to the next twelve months, which will be recognized as revenue on a monthly basis only in those future years, is reported as a liability entitled “Deferred subscription revenue (collected) — noncurrent” on our Consolidated Condensed Balance Sheets. The increase or decrease in current payments attributable to future years is reported as an operating activity entitled “Deferred subscription revenue (collected) — noncurrent” in our Consolidated Condensed Statements of Cash Flows.
Payments received in the current period that are attributable to later years of a license agreement have a positive impact in the current period on billings and cash provided by continuing operating activities. However, to the extent such payments are attributable to later years of a license agreement, the license would provide a correspondingly reduced contribution to billings and cash from operating activities during the license’s later years.
New Deferred Subscription Value — New deferred subscription value represents the total incremental value (contract value) of software licenses sold in a period for which we provide the customer the right to receive certain unspecified future software products for no additional fee. In the second quarter of fiscal year 2005, we began offering more flexible license terms to our channel partners’ end users, necessitating ratable recognition of revenue for the majority of our indirect business. Prior to July 1, 2004, such channel license revenue had been recorded on a sell-through basis (when a distributor, reseller, or value-added reseller (“VARs”) sells the software product to their customers) and reported on the “Software fees and other” line item on the Consolidated Condensed Statements of Operations. New deferred subscription value excludes the value associated with single-year maintenance-only license agreements, license-only indirect sales, and professional services arrangements and does not include that portion of bundled maintenance or unamortized discounts that are converted into subscription revenue upon renewal of prior business model contracts.
New deferred subscription value is what we expect to collect over time from our customers based upon contractual license agreements. This amount is recognized as subscription revenue ratably over the applicable software license term. The license agreements that contribute to new deferred subscription value represent binding payment commitments by customers over periods generally up to three years. New deferred subscription value is sometimes referred to as “bookings” and is used by management as a gauge of the level of business activity in a particular quarter. Our bookings typically increase in each consecutive fiscal quarter, with the fourth quarter being the strongest. However, since the level of bookings is impacted by the volume and dollar amount of contracts coming up for renewal, the change in bookings, relative to previous periods, does not necessarily correlate to the change in billings or cash receipts, relative to previous periods. The contribution to current period revenue from new deferred subscription value from any single license agreement is relatively small, since revenue is recognized ratably over the applicable license agreement term.
Weighted Average License Agreement Duration in Years — The weighted average license agreement duration in years reflects the duration of substantially all software licenses executed during a period, weighted to reflect the contract value of each individual software license.
RESULTS OF OPERATIONS
The following table presents the percentage of total revenue and the percentage of period-over-period dollar change for the revenue line items on our Consolidated Condensed Statements of Operations for the three and nine-month periods ended December 31, 2005 and 2004. These comparisons of past financial results are not necessarily indicative of future results. In addition, after we complete an acquisition, there is usually a period of time required to integrate the acquired business’ products with our other products into our subscription licenses. As these acquired products begin to be licensed with our existing products, we cannot separately identify the impact of these acquired business products on total revenue.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	For the Three Months			For the Nine Months
	Ended December 31,			Ended December 31,
	Percentage		Percentage	Percentage		Percentage
	of		of	of		of
	Total		Dollar	Total		Dollar
	Revenue		Change	Revenue		Change
			2005/			2005/
	2005	2004	2004	2005	2004	2004
	(restated)			(restated)
Revenue
Subscription revenue	74%	71%	10%	74%	71%	12%
Maintenance	11%	12%	(4%)	12%	13%	(1%)
Software fees and other	5%	8%	(34%)	5%	7%	(34%)
Financing fees	1%	2%	(35%)	1%	2%	(39%)
Professional services	9%	7%	34%	8%	7%	29%

Total revenue	100%	100%	5%	100%	100%	7%

Revenue:
Total Revenue
Total revenue for the quarter ended December 31, 2005 increased $50 million, or 5%, from the prior year comparable quarter to $967 million. This increase was partially a result of the transition to our business model, which contributed additional subscription revenue from the prior fiscal year period. The increase in total revenue was also partially attributable to sales of Concord, Niku and iLumin products, which contributed an aggregate of approximately $51 million of separately identifiable revenue. It is expected that software fees and other revenue and maintenance revenue attributable to acquisitions will decline as these acquired products transition to our business model, and the revenue attributable to these acquired products is reported as subscription revenue. In addition, revenue in the third quarter of fiscal year 2006 was negatively impacted by approximately $24 million compared with the third quarter of fiscal year 2005 due to fluctuations in foreign currency exchange rates.
Total revenue for the nine months ended December 31, 2005 increased $186 million, or 7%, from the prior year comparable period to $2.829 billion. Similar to the quarter ended December 31, 2005 compared to the quarter ended December 31, 2004, the increase was a result of the transition to our business model, which contributed additional subscription revenue from the prior fiscal year period. The increase in total revenue was also partially attributable to sales of Concord, Niku and iLumin products, which contributed approximately $94 million of combined revenue. In addition, there was a positive impact to revenue of approximately $7 million due to fluctuations in foreign currency rates. Our revenues were negatively impacted by the fact that since the beginning of the second quarter of fiscal year 2005, revenue from certain indirect sales contracts have been recorded as new deferred subscription revenue, which is ratably recognized into subscription revenue in future periods, compared to prior periods when the majority of such revenue was recognized on an up-front basis.
Subscription Revenue
Subscription revenue represents the portion of revenue ratably recognized on software license agreements entered into under our business model. Some of the licenses recorded between October 2000, when our business model was implemented, and the third quarter of fiscal year 2006 continued to contribute to subscription revenue on a monthly, ratable basis. As a result, subscription revenue for the quarter ended December 31, 2005 included the ratable recognition of bookings recorded in the third quarter of fiscal year 2006, as well as bookings recorded between October 2000 and the end of fiscal year 2005, depending on the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
contract length. This is the primary reason for the increase in subscription revenue in the quarter ended December 31, 2005 versus the comparable prior year quarter.
Subscription revenue for the quarter ended December 31, 2005 increased $63 million, or 10%, from the comparable prior year quarter to $713 million. The direct business contributed approximately $672 million to subscription revenue in the third quarter of fiscal year 2006 compared to $639 million in the third quarter of fiscal year 2005. The increase in subscription revenue was partially due to how we record maintenance revenue under our business model, as described below. The indirect business contributed approximately $41 million to subscription revenue for the quarter ended December 31, 2005, compared to approximately $11 million for the quarter ended December 31, 2004.
For the quarters ended December 31, 2005 and 2004, we added new deferred subscription value related to our direct business of $730 million and $845 million, respectively. The decrease in new deferred subscription value from the comparable prior year period was primarily due to the expected decrease in early contract renewals as a result of changes to our sales force compensation structure for fiscal year 2006, which places a greater emphasis on new product sales as opposed to renewals of existing contracts, and declines in mainframe contract values. Licenses executed under our business model in the quarters ended December 31, 2005 and 2004 had weighted average durations of 3.46 years and 2.95 years, respectively. The increase in duration is due to several individual long-term contracts signed during the quarter. The annual revenue that will be realized from the new subscriptions that have been booked during the period for the direct business decreased approximately 26% for the three months ended December 31, 2005 over the comparable prior year period to approximately $211 million. We also recorded $53 million of new deferred subscription value for the quarter ended December 31, 2005 related to our indirect business, which was unchanged from the prior year.
Subscription revenue for the nine months ended December 31, 2005 increased $229 million, or 12%, from the comparable prior year period to $2.104 billion. The increase for the nine month period is attributable to the same factors as described above for the third quarter increase. Annualized new deferred subscription value (direct) decreased approximately $171 million, or 24%, for the nine-month period ended December 31, 2005 over the comparable prior year period to approximately $532 million. The decrease in new deferred subscription value was due to the same factors as described above for the third quarter decrease.
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
Maintenance
Maintenance revenue for the quarter ended December 31, 2005 decreased $4 million, or 4%, from the comparable prior year quarter to $108 million. Maintenance revenue for the nine months ended December 31, 2005 decreased $4 million, or 1%, from the comparable prior year period to $328 million. We recorded approximately $16 million and $29 million of additional maintenance revenue in the three month and nine month periods ending December 31, 2005 as compared with the comparable periods in fiscal year 2005 as a result of our acquisitions. After excluding the impact of the acquisitions, the decrease in maintenance revenue is a result of our transition to, and increased number of license agreements under, our business model, where maintenance revenue, bundled along with license revenue, is reported on the “Subscription revenue” line item on the Consolidated Condensed Statements of Operations. The combined maintenance and license revenue on these types of license agreements is recognized on a monthly basis ratably over the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
term of the agreement. The quantification of the impact that our transition to the new business model had on maintenance revenue is not determinable since maintenance bundled with software licenses under our business model is not separately identified.
The amount of maintenance revenue reported on this line item from our indirect business for the three month periods ended December 31, 2005 and 2004 was $14 million and $15 million, respectively. Maintenance revenue from our indirect business for the nine month period ended December 31, 2005 decreased $4 million from the comparable prior year period to $40 million.
Software Fees and Other
Software fees and other revenue consist of revenue related to distribution and OEM partners that have been recorded on a sell-through basis, revenue associated with acquisitions and joint ventures, royalty revenues, and other revenue. Revenue related to distribution partners and OEMs is sometimes referred to as “indirect” or “channel” revenue. Software fees and other revenue for the third quarter of fiscal year 2006 decreased $25 million, or 34%, from the comparable prior year quarter to $49 million. This reduction is due to a $24 million decrease in prior business model related revenues. Additionally, we experienced a decrease in indirect revenues associated with our transition to our subscription model in July 2004 which was substantially offset by an increase in revenue from sales of acquisition related products. The decrease in prior business model related revenues is due to changes in revenue classification, as ratable revenues from our new business model contracts are taken as part of subscription revenues on the Consolidated Condensed Statements of Operations.
Software fees and other for the nine month period ended December 31, 2005 decreased $67 million, or 34%, from the comparable prior year period to $129 million. The decrease is attributable to the same factors as described above for the third quarter decrease. The decrease in software fees and other revenue was partially offset by license revenue associated with the sale of acquisition related products, sales of which have not yet fully transitioned to our subscription based business model.
Financing Fees
Financing fees result from the initial discounting to present value of product sales with extended payment terms under the prior business model, which required up-front recognition of revenue. This discount initially reduced the related installment accounts receivable and was referred to as “Unamortized discounts.” The related unamortized discount is amortized over the life of the applicable license agreement and is reported as financing fees. Under our business model, additional unamortized discounts are no longer recorded, since we no longer recognize revenue on an up-front basis for sales of products with extended payment terms. As expected, for the quarter ended December 31, 2005, these fees decreased $6 million, or 35%, from the comparable prior year quarter to $11 million. The decrease is attributable to the discontinuance of license agreements offered under the prior business model and is expected to decline to zero over the next several years.
Financing fees for the nine months ended December 31, 2005 decreased $24 million, or 39%, from the comparable prior year period to $38 million. The decrease for the nine month period is attributable to the same factors as described above for the third quarter decrease.
Professional Services
Professional services revenue for the quarter ended December 31, 2005 increased $22 million, or 34%, from the prior year comparable quarter to $86 million. The increase was attributable to professional service engagements relating to acquired companies of $11 million, growth in security software engagements which utilize Access Control and Identity Management solutions, growth in IT Service and Asset Management solutions, and project and portfolio management services tied to Clarity solutions.
Professional services revenue for the nine months ended December 31, 2005 increased $52 million, or 29%, from the comparable prior year period to $230 million. The increase for the nine month period is attributable

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
to the same factors as described above for the third quarter increase, including approximately $18 million from engagements relating to acquired companies.
Total Revenue by Geography
The following table presents the amount of revenue earned from the North American and international geographic regions and corresponding percentage changes for the three and nine-month periods ended December 31, 2005 and 2004. These comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
			(dollars in millions)
	2005	2004	Change	2005	2004	Change
		(restated)			(restated)
North American	$549	$496	11%	$1,579	$1,463	8%
International	418	421	(1)%	1,250	1,180	6%

	$967	$917	5%	$2,829	$2,643	7%
International revenue decreased $3 million, or 1%, and increased $70 million, or 6%, respectively for the three and nine-month periods ended December 31, 2005 as compared with the prior fiscal year comparable periods. International revenue growth was adversely impacted due to restructurings in our international operations in which we made significant changes to local management. The decrease in revenues for the three months ended December 31, 2005 was due to a $24 million unfavorable impact related to foreign exchange fluctuations partially offset by an increase in revenue associated with an increase in contract bookings in prior periods. The increase for the nine month period ended December 31, 2005 was a result of increased contract bookings in prior periods associated with our European business as well as a $7 million favorable impact due to foreign exchange fluctuation. The increase in revenue from North America was primarily attributable to an increase in contract bookings in prior periods as well as an increase in professional services revenue. The increase was partially offset by decreases in revenue from finance fees and software fees and other revenue.
Price changes did not have a material impact on revenue in the three and nine-month periods ended December 31, 2005 as compared to the prior year periods.
Expenses:
The following table presents expenses as a percentage of total revenue and the percentage of period-over-period dollar change for the line items on our Consolidated Condensed Statements of Operations for the three and nine-month periods ended December 31, 2005. These comparisons of financial results are not necessarily indicative of future results.

	For the Three Months			For the Nine Months
	Ended December 31,			Ended December 31,
	Percentage		Percentage	Percentage		Percentage
	of		of	of		of
	Total		Dollar	Total		Dollar
	Revenue		Change	Revenue		Change
			2005/			2005/
	2005	2004	2004	2005	2004	2004
	(restated)			(restated)
Operating expenses
Amortization of capitalized software costs	11%	12%	(1%)	12%	13%	—
Cost of professional services	7%	6%	21%	7%	6%	16%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	For the Three Months			For the Nine Months
	Ended December 31,			Ended December 31,
	Percentage		Percentage	Percentage		Percentage
	of		of	of		of
	Total		Dollar	Total		Dollar
	Revenue		Change	Revenue		Change
			2005/			2005/
	2005	2004	2004	2005	2004	2004
	(restated)			(restated)
Selling, general, and administrative	42%	38%	15%	42%	38%	17%
Product development and enhancements	18%	19%	(1%)	18%	20%	(1%)
Commission and royalties	9%	10%	(4%)	8%	9%	(4%)
Depreciation and amortization of other intangible assets	3%	4%	—	3%	4%	(2%)
Charge for in-process research and development	—	—	—	1%	—	NA
Other (gains)/losses, net	(1%)	1%	NA	—	—	NA
Restructuring and other	2%	—	100%	2%	1%	136%
Shareholder litigation and government investigation settlements	—	2%	(100%)	—	9%	(100%)
Total expenses before interest and taxes	92%	92%	5%	92%	99%	(1%)
Interest expense, net	1%	3%	(59%)	1%	3%	(61%)

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
Amortization of capitalized software costs for the nine months ended December 31, 2005 and 2004 was $335 million in each period.
Cost of Professional Services
Cost of professional services consists primarily of the personnel-related costs associated with providing professional services and training to customers. Cost of professional services for the quarter ended December 31, 2005 increased $12 million, or 21%, from the comparable prior year quarter to $69 million and was primarily attributable to the increase in professional services revenue noted above. The increase in the professional services business margins is largely due to an overall increase in total billable utilization of our professional services employees.
Cost of professional services for the nine months ended December 31, 2005 increased $27 million, or 16%, from the comparable prior year period to $194 million and was primarily attributable to the increase in professional services revenue noted above.
Selling, General and Administrative (SG&A)
SG&A expenses for the quarter ended December 31, 2005 increased $53 million, or 15%, from the comparable prior year quarter to $405 million. The increase was primarily attributable to employee and other costs associated with the Concord, Niku, and iLumin acquisitions of approximately $24 million and increases in legal, ERP implementation, and Sarbanes-Oxley consulting costs of approximately $24 million. SG&A for the quarters ended December 31, 2005 and 2004 included approximately $16 million and $17 million of share-based compensation expense, respectively, associated with our adoption of the provisions of SFAS No. 123(R) under the modified retrospective application method. SG&A for the quarters ended December 31, 2005 and 2004 included credits to the provision for doubtful accounts of approximately $4 million and $7 million, respectively.
SG&A expenses for the nine-month period ended December 31, 2005 increased $170 million, or 17%, compared to the prior fiscal year period to $1.175 billion. The increase was primarily attributable to increases in legal, ERP implementation, and Sarbanes-Oxley consulting costs of approximately $67 million, an increase in employee and other costs associated with the Concord, Niku and iLumin acquisitions of approximately $45 million, and an increase of approximately $14 million in share-based compensation expense. SG&A for the nine-month periods ended December 31, 2005 and 2004 included credits to the provision for doubtful accounts of approximately $17 million and $12 million, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Product Development and Enhancements
For the quarter ended December 31, 2005, product development and enhancement expenditures, also referred to as research and development, decreased $1 million, or 1%, from the comparable prior year quarter to $171 million. For the quarters ended December 31, 2005 and 2004, product development and enhancement expenditures represented approximately 18% and 19% of total revenue, respectively. Product development and enhancements for both the quarters ended December 31, 2005 and 2004 included approximately $8 million of share-based compensation expense, respectively. During the third quarter of fiscal year 2006, we continued to focus on and invest in product development and enhancements for emerging technologies such as wireless networks, smartphones, and radio frequency identification technologies, as well as a broadening of our enterprise product offerings.
Product development and enhancement expenditures for the nine-month period ended December 31, 2005, decreased $3 million, or 1%, from the comparable prior year period to $521 million. For the nine-month periods ended December 31, 2005 and 2004, product development and enhancement expenditures represented approximately 18% and 20% of total revenue, respectively. Product development and enhancements for the nine-month periods ended December 31, 2005 and 2004 included approximately $26 million and $22 million of share-based compensation expense, respectively.
Commissions and Royalties
Commissions and royalties for the third quarter of fiscal year 2006 decreased $4 million, or 4%, from the comparable prior year quarter to $87 million. Commissions and royalties for the nine months ended December 31, 2005 decreased $9 million, or 4%, from the comparable prior year period to $217 million. These decreases were primarily due to a new commission structure beginning April 1, 2005, which generally compensates sales employees for increases in sales of new products and billings to customers over the course of the fiscal year, as compared to the previous commission plan which primarily compensated for increases in new deferred subscription value. Sales commissions are expensed in the period in which they are earned by employees, which is typically upon the signing of a contract.
Depreciation and Amortization of Other Intangible Assets
Depreciation and amortization of other intangible assets expense for the quarter ended December 31, 2005 was equal to depreciation and amortization expense for the quarter ended December 31, 2004.
Depreciation and amortization of other intangible assets for the nine months ended December 31, 2005 decreased $2 million, or 2%, from the comparable prior year period to $95 million.
Other (gains) losses, net
Other (gains) losses, net for the quarter ended December 31, 2005 resulted in a $10 million gain, primarily due to an $8 million non-cash gain on the divestiture of assets relating to the formation of Ingres, and a $2 million positive impact from foreign currency exchange rate fluctuations.
Other (gains) losses, net for the nine months ended December 31, 2005 resulted in a $17 million gain, primarily due to the $8 million non-cash gain on the divesture of assets relating to the formation of Ingres and an approximately $10 million positive impact from foreign currency exchange rate fluctuations.
Restructuring and Other
We recorded restructuring charges of approximately $13 million and $50 million for the three and nine month periods ended December 31, 2005 for severance and other termination benefits and facility closures in connection with our restructuring plan. The restructuring plan is designed to more closely align our investments with strategic growth opportunities and includes a workforce reduction of approximately five percent or 800 positions worldwide. The plan is expected to yield about $75 million in savings on an annualized basis, once the reductions are fully implemented. We anticipate the total restructuring plan will cost up to $80 million. The liability balance is included in “Accrued expenses and other current liabilities” on the Consolidated Condensed Balance Sheets. We also recorded a loss of approximately $3 million related to the sale/leaseback of one of our facilities during the three months ended December 31, 2005.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Other charges for the three and nine month periods ended December 31, 2005, included approximately $4 million and $7 million, respectively, in connection with certain DPA related costs. In addition, we also incurred charges for the nine month period ended December 31, 2005 of approximately $5 million associated with the termination of a non-core application development professional services project.
Interest Expense, net
Net interest expense for the third quarter of fiscal year 2006 decreased $17 million, or 59%, as compared to the prior fiscal year third quarter to $12 million. The decrease was primarily due to a decrease in average debt outstanding as a result of our $825 million debt repayment in the first quarter of fiscal year 2006.
Net interest expense for the first nine months of fiscal year 2006 decreased $48 million, or 61%, as compared to the prior fiscal year comparable period to $31 million. The change was due to a decrease in average debt outstanding which resulted in a $24 million decrease in interest expense, and a decrease in the average interest rate on our outstanding debt, which resulted in a $13 million decrease in interest expense. The decrease was also due to an increase in our average cash balance and an increase in interest rates on the cash balance during the first nine months of fiscal year 2006 as compared to the first nine months of fiscal year 2005, which resulted in an increase in interest income of approximately $10 million.
Income Taxes
Income tax expense for the three and nine month periods ended December 31, 2005 includes $25 million of tax benefits mostly arising from the recognition of certain foreign tax credits partially offset by an $18 million increase in taxes associated with a prior period tax audit. For the nine month period ended December 31, 2005, we also recorded a tax benefit of $36 million associated with the American Jobs Creation Act of 2004 (AJCA). The AJCA introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided that certain criteria are met. In addition, on December 21, 2004, the FASB issued FASB Staff Position (FSP) No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within American Jobs Creation Act of 2004.” FSP FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. During fiscal year 2005, we recorded an estimate of this tax charge of $55 million based on an estimated repatriation amount up to $500 million. The income tax benefit of $36 million for the nine month period ended December 31, 2005 reflects the Department of Treasury and Internal Revenue Service (IRS) Notice 2005-38 issued on May 10, 2005, which permitted the utilization of additional foreign tax credits to reduce the estimated taxes associated with repatriating the funds. The cash repatriation is expected to occur on or before March 31, 2006.
Additionally, we recognized a tax benefit of approximately $16 million in the nine months ended December 31, 2005 resulting primarily from the favorable conclusion of an international tax examination and the reduction of a valuation allowance related to a certain foreign jurisdiction’s net operating loss carry forwards.
We also incurred $4 million and $14 million of in-process research and development charges associated with the acquisition of Concord and Niku for the nine months ended December 31, 2005, respectively, which is non-deductible for income tax purposes.
We recognized a tax benefit of approximately $26 million in the quarter ended December 31, 2004 which was attributable to an IRS refund received for additional tax benefits arising from foreign export sales in prior fiscal years.
LIQUIDITY AND CAPITAL RESOURCES
Cash, cash equivalents and marketable securities totaled $1.833 billion at December 31, 2005, a increase of $193 million from the September 30, 2005 balance of $1.640 billion. In the third quarter of fiscal year 2006, we paid approximately $54 million for acquisitions compared with $418 million for acquisitions in the third quarter of fiscal year 2005; in the third quarter of fiscal year 2006 we received proceeds from the sale of $39 million of marketable securities compared with disbursements of $133 million for marketable securities in the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
prior year third quarter; we paid a quarterly dividend of $23 million in the third quarter of fiscal year 2006 and no dividend was paid in the third quarter of fiscal year 2005; we repurchased approximately $107 million in Company stock in connection with our publicly announced corporate buyback program in the third quarter of fiscal year 2006 whereas in the prior fiscal year comparable quarter we did not repurchase any common stock; and we received approximately $26 million in proceeds resulting from the exercise of stock options and other in the third quarter of fiscal year 2006 compared with $32 million in the third quarter of fiscal year 2005.
Cash provided by continuing operating activities for the quarters ended December 31, 2005 and 2004 was $422 million and $365 million, respectively. In the third quarter of fiscal year 2006, cash provided by continuing operating activities was positively impacted by better working capital management, including a decrease of receivables cycles and an increase of payable cycles. During the quarter ended September 30, 2005, the Company undertook a review of its accounts receivable and accounts payable collection/payment cycles and determined that improvements in each could be made. The improvements associated with accounts receivable were related principally to improved collection procedures, including an increased emphasis on obtaining payment of initial customer invoices at the time of contract signing. The improvement (increase) in our days payable outstanding was related to a concerted effort to make payments to vendors on a more extended basis. Each of these efforts represented a focused effort by us to improve our payment and collection practices. Management does not believe these improvements represent a trend that will materially impact liquidity in future quarters.
Although the improvements in working capital management did not differ materially from the quarter ended September 30, 2005, they did have a positive impact when compared to the quarter ended December 31, 2004. Going forward, we do not expect that these improvements will have a material impact on our cash provided by continuing operating activities when viewed sequentially.
In addition, our cash provided by operating activities for the quarter was positively impacted by certain arrangements under which the entire contract value was received in one single installment at the outset, rather than being invoiced on an annual basis over the life of the contract. Two of such contracts, entered into with a strategic outsourcer which paid the entire contract value in a single installment, contributed approximately $59 million more in the period than if the contracts had been paid on an annual basis over the term of these contracts.
Our cash provided by investing activities was positively impacted by approximately $40 million of proceeds from the completion of two separate sale leaseback transactions in the third quarter of fiscal year 2006.
For the nine months ended December 31, 2005, cash, cash equivalents and marketable securities had a net decrease of approximately $1.292 billion from March 31, 2005. In the first nine months of fiscal year 2006, we paid approximately $680 million for acquisitions compared with $458 million for acquisitions in the first nine months of fiscal year 2005; in the first nine months of fiscal year 2006 we received proceeds of $301 million from the net sales of marketable securities compared with net purchases of $217 million for marketable securities in the comparable prior year period; we paid dividends totaling $70 million in the first nine months of fiscal year 2006 compared with dividends of $23 million in the first nine months of fiscal year 2005; we repurchased approximately $367 million in Company stock in connection with our publicly announced corporate buyback program in the first nine months of fiscal year 2006 whereas we purchased $11 million in Company stock in the prior fiscal year comparable period; and we received approximately $105 million in proceeds resulting from the exercise of stock options and other in the first nine months of fiscal year 2006 compared with $81 million in the first nine months of fiscal year 2005.
Cash provided by continuing operating activities for the nine month periods ended December 31, 2005 and 2004 was $814 million and $789 million, respectively. Cash generated from operating activities was positively impacted in the first nine months of the prior fiscal year by a one-time tax benefit related to an

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Internal Revenue Service (IRS) Revenue Procedure. The Revenue Procedure reduced the amount paid for income taxes in fiscal year 2005 by approximately $109 million. In addition, cash generated from operating activities in the first nine months of fiscal year 2006 was positively impacted by the same factors described above for the third quarter and negatively impacted by our scheduled $75 million payment to the restitution fund noted above. Purchases of property and equipment for the nine month period ended December 31, 2005 included $57 million relating to the implementation of the SAP system.
For the remainder of fiscal year 2006, it is anticipated that the cash provided by operating activities will be used for both investing and financing activities in the short-term. We will use cash for investing activities to finance the Wily purchase which was valued at approximately $375 million. We will use cash for financing activities to repurchase additional treasury stock from the current year-to-date purchases of $367 million up to a possible $600 million and to pay any dividends as approved by our Board of Directors. Our operating cash flow will be positively impacted by an expected $36 million benefit realized from the utilization of tax credits (see note I, “Income Taxes”, in the Notes to the Consolidated Condensed Financial Statements for further information). Our operating cash flows will also be impacted by the amount of payments we receive from our customers in advance of revenue recognition.
Under our business model, amounts due from customers are offset by related deferred subscription value, which results in little or no carrying value on the balance sheet. In addition, under our business model, customer payments are often received in advance of revenue recognition, which minimizes net credit exposure and consequently reduces the need to provide for estimated bad debts. The number of contracts for which advance payments are received and the amount of those payments varies from quarter to quarter.
Cash and cash equivalents declined by approximately $23 million due to the negative effect that foreign currency exchange rates had on cash during the third quarter of fiscal year 2006. Compared to March 31, 2005, cash and cash equivalents declined by approximately $91 million due to the negative effect that foreign currency exchange rates had on cash during the first nine months of fiscal year 2006.
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
The Company’s estimate of the fair value of net installment accounts receivable recorded under the prior business model approximates carrying value. The fair value of the unbilled amounts recorded under our business model (unbilled amounts due less deferred subscription value) may have a fair value greater than that reported on the balance sheet. Amounts due from customers under our business model are offset by deferred subscription value related to these license agreements, leaving no or minimal net carrying value on the balance sheet for such amounts. The fair value of such amounts may exceed this carrying value but cannot be practically assessed since there is no existing market for a pool of customer receivables with contractual commitments similar to those owned by us. The actual fair value may not be known until these amounts are sold, securitized, or collected. Although these customer license agreements commit the customer to payment under a fixed schedule, the agreements are considered executory in nature due to the ongoing commitment to provide “unspecified future deliverables” as part of the agreement terms. Under our business model, we can estimate an expectation of the total amounts to be collectible at the conclusion of a reporting period. The estimated amounts expected to be collected and a reconciliation of such amounts to the amounts we recorded as accounts receivable are as follows:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	December 31,	March 31,	December 31,
	2005	2005	2004
		(restated)	(restated)
	(in millions)
Billed accounts receivable	$703	$829	$739
Amounts to be billed within the next 12 months — business model	1,657	1,794	1,680
Amounts to be billed within the next 12 months — prior business model	329	389	510
Less: allowance for doubtful accounts	(15)	(33)	(53)

Net amounts expected to be collected — current	2,674	2,979	2,876

Less:
Unamortized discounts	(42)	(62)	(68)
Unearned maintenance	(5)	(23)	(38)
Deferred subscription revenue — current, billed	(473)	(369)	(268)
Deferred subscription value — current, uncollected	(725)	(661)	(861)
Deferred subscription value — noncurrent, uncollected, related to current accounts receivable	(932)	(1,133)	(819)
Unearned professional services	(88)	(57)	(44)

Trade and installment accounts receivable — current, net	$409	$674	$778

	December 31,	March 31,	December 31,
	2005	2005	2004
		(restated)	(restated)
	(in millions)
Amounts to be billed beyond the next 12 months — business model	$1,498	$1,698	$1,368
Amounts to be billed beyond the next 12 months — prior business model	564	741	876
Less: allowance for doubtful accounts	(15)	(35)	(41)

Net amounts expected to be collected — noncurrent	2,047	2,404	2,203

Less:
Unamortized discounts	(44)	(79)	(92)
Unearned maintenance	(9)	(32)	(62)
Deferred subscription value — uncollected	(1,498)	(1,698)	(1,368)

Installment accounts receivable — noncurrent, net	496	595	681

Total accounts receivable, net	$905	$1,269	$1,459

Approximately 10% of the total deferred subscription value balance of approximately $5.1 billion at December 31, 2005 is associated with multi-year contracts signed with the U.S. Federal Government and other U.S. state and local governmental agencies and are generally subject to annual fiscal funding approval and/or may be terminated at the convenience of the government. While funding under these contracts is not assured, we do not believe any circumstances exist which might indicate that such funding will not be approved and paid in accordance with the terms of our contracts. We also receive contracts from non-U.S. governmental agencies that contain similar provisions. The total balance of deferred subscription value related to non-US governmental agencies that may be terminated at the convenience of the government is not material to the overall deferred subscription value balance.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
As of December 31, 2005 and March 31, 2005, our debt arrangements consisted of the following:

	December 31, 2005		March 31, 2005
	Maximum	Outstanding	Maximum	Outstanding
	Available	Balance	Available	Balance
	(in millions)
Debt Arrangements:
2004 Revolving Credit Facility (expires December 2008)	$1,000	$—	$1,000	$—
Commercial Paper	400	—	400	—
6.375% Senior Notes due April 2005	—	—	—	825
6.500% Senior Notes due April 2008	—	350	—	350
4.750% Senior Notes due December 2009	—	500	—	500
1.625% Convertible Senior Notes due December 2009	—	460	—	460
5.625% Senior Notes due December 2014	—	500	—	500
International line of credit	5	—	5	—
Other	—	1	—	1

Total		$1,811		$2,636

2004 Revolving Credit Facility
In December 2004, we entered into an unsecured, revolving credit facility (the 2004 Revolving Credit Facility). The maximum amount available at any time under the 2004 Revolving Credit Facility is $1 billion. The 2004 Revolving Credit Facility expires December 2008, and no amount was drawn as of December 31, 2005.
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
The 2004 Revolving Credit Facility Agreement contains customary covenants for transactions of this type, including two financial covenants: (i) for the 12 months ending each quarter-end, the ratio of consolidated debt for borrowed money to consolidated cash flow, each as defined in the Credit Agreement, must not exceed 3.25 for the quarter ending December 31, 2004 and 2.75 for quarters ending March 31, 2005 and thereafter; and (ii) for the 12-months ending each quarter-end, the ratio of consolidated cash flow to the sum of interest payable on, and amortization of debt discount in respect of, all consolidated debt for borrowed money, as defined in the Credit Agreement, must not be less than 5.00. In addition, as a condition precedent to each borrowing made under the Credit Agreement, as of the date of such borrowing, (i) no event of default shall have occurred and be continuing and (ii) we are to reaffirm that the representations and warranties made in the Credit Agreement (other than the representation with respect to material adverse changes, but including the representation regarding the absence of certain material litigation) are correct. We are in compliance with these debt covenants as of December 31, 2005.
Commercial Paper
As of December 31, 2005, there were no borrowings outstanding under our $400 million commercial paper (CP) program. We expect any future outstanding borrowings under the CP program to be supported by cash and marketable securities on hand and undrawn amounts available under the 2004 Revolving Credit Facility.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
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
Fiscal Year 2005 Senior Notes
In November 2004, the Company issued an aggregate of $1 billion of unsecured Senior Notes (2005 Senior Notes) in a transaction pursuant to Rule 144A. The Company issued $500 million of 4.75%, 5-year notes due December 2009 and $500 million of 5.625%, 10-year notes due December 2014. The Company has the option to redeem the 2005 Senior Notes at any time, at redemption prices equal to the greater of (i) 100% of the aggregate principal amount of the notes of such series being redeemed and (ii) the present value of the principal and interest payable over the life of the 2005 Senior Notes, discounted at a rate equal to 15 basis points and 20 basis points for the 5-year notes and 10-year notes, respectively, over a comparable U.S. Treasury bond yield. The maturity of the 2005 Senior Notes may be accelerated by the holders upon certain events of default, including failure to make payments when due and failure to comply with covenants in the 2005 Senior Notes. The 5-year notes were issued at a price equal to 99.861% of the principal amount and the 10-year notes at a price equal to 99.505% of the principal amount for resale under Rule 144A and Regulation S. The Company also agreed for the benefit of the holders to register the 2005 Senior Notes under the Securities Act of 1933 pursuant to a registered exchange offer so that the 2005 Senior Notes may be sold in the public market. Because the Company did not meet certain deadlines for completion of the exchange offer, the interest rate on the 2005 Senior Notes increased by 25 basis points as of September 27, 2005 and increased by an additional 25 basis points as of December 26, 2005 because the delay was not cured prior to that date. After the delay is cured, such additional interest on the 2005 Senior Notes will no longer be payable. The Company used the net proceeds from this issuance to repay debt as described above.
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
International Line of Credit
An unsecured and uncommitted multi-currency line of credit is available to meet short-term working capital needs for subsidiaries operating outside the United States. As of December 31, 2005, this line totaled $5 million, none of which was drawn, and approximately $3 million has been pledged in support of a bank guarantee.
Other Matters
At December 31, 2005, we had $1.811 billion in debt and $1.833 billion in cash and marketable securities. Our net cash position was, therefore, approximately $22 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Our senior unsecured notes are rated Ba1, BBB-, and BBB- by Moody’s Investors Service, Fitch Ratings, and Standard and Poor’s, respectively. The outlook on these senior unsecured notes is considered to be positive, stable, and negative by Moody’s Investors Service, Fitch Ratings, and Standard and Poor’s, respectively. Our CP program is rated A-3, Not-Prime, and F-3 by Standard & Poor’s, Moody’s Investors Service, and Fitch Ratings, respectively. Peak borrowings under all debt facilities during the third quarter of fiscal year 2006 totaled approximately $1.8 billion, with an annualized weighted average interest rate of 4.859%.
Capital resource requirements as of December 31, 2005 consisted of lease obligations for office space, equipment, mortgage or loan obligations, and amounts due as a result of product and company acquisitions. During the first nine months of fiscal year 2006 we entered into capital commitments for which payments totaling approximately $32 million will be made through June 2007. As of December 31, 2005, $3 million of these commitments have been paid.
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
This outlook is also premised on the assumption that there will be limited improvements in the current economic and IT environments. We also believe that customers will continue to be cautious with their technology purchases. `
Our outlook for the fourth quarter of fiscal year 2006 is to generate revenue in the range of $975 million to $1 billion and earnings per share from continuing operations of $0.09 to $0.10, after considering a one to two cent charge due to the acquisition of Wily Technologies, Inc. Our outlook for the full fiscal year 2006 is to generate revenue in the range of $3.805 billion to $3.830 billion and earnings per share from continuing operations in the range of $0.40 to $0.41. The above stated earnings per share amounts are based on generally accepted accounting principles and do not correspond to non-GAAP “operating” based earnings measures often used by securities analysts. We are projecting cash provided by continuing operations for the fiscal year 2006 in the range of $1.311 billion to $1.351 billion, which includes approximately $175 million in restructuring costs and restitution fund payments.
CRITICAL ACCOUNTING POLICIES AND BUSINESS PRACTICES
A detailed discussion of our critical accounting policies and the use of estimates in applying those policies is included in our amended Annual Report on Form 10-K/A for the year ended March 31, 2005. In many cases, a high degree of judgment is required, either in the application and interpretation of accounting literature or in the development of estimates that impact our financial statements. These estimates may change in the future if underlying assumptions or factors change. The following is a summary of the critical accounting policies for which estimates were updated as of December 31, 2005.
Accounts Receivable
The allowance for doubtful accounts is a valuation account used to reserve for the potential impairment of accounts receivable on the balance sheet. In developing the estimate for the allowance for doubtful accounts, we rely on several factors, including:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
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
We expect the allowance for doubtful accounts to continue to decline as net installment accounts receivable under the prior business model are billed and collected. Under our Business model, amounts due from customers are offset by deferred subscription value related to these amounts, resulting in little or no carrying value on the balance sheet. Therefore, a smaller allowance for doubtful accounts is required.
Sales Commissions
Each quarter, we accrue sales commissions based on, among other things, estimates of how our sales personnel will perform against specified annual sales quotas. These estimates involve assumptions regarding the Company’s projected new product sales and billings. All of these assumptions reflect our best estimates, but these items involve uncertainties, and as a result, if other assumptions had been used in the current period, sales commission compensation expense could have been impacted. Under our current sales compensation model, during periods of high billings growth relative to revenue in that period, the amount of sales commission expense attributable to the license agreement would be recognized fully in the quarter and could negatively impact income and earnings per share in the quarter.
Deferred Tax Assets
As of December 31, 2005, our deferred tax assets, net of a valuation allowance, totaled $553 million. The value of these deferred tax assets is predicated on the assumption that we will be able to generate sufficient future taxable income so that these assets will be realized. The factors that we consider in assessing the likelihood of realization include the forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets. Future results may vary from these estimates. Due to the uncertainties related to these matters, the valuation allowance is based on information available at the time we make the estimate of the allowance. As additional information becomes available, we reassess the potential realization of these deferred tax assets and may revise our estimates of the valuation allowance.
Goodwill, Capitalized Software Products, and Other Intangible Assets
SFAS No. 142 requires an impairment-only approach to accounting for goodwill. Absent any prior indicators of impairment, we perform an annual impairment analysis during the fourth quarter of our fiscal year. No indicators of impairment were identified during the first nine months of fiscal year 2006.
The carrying value of capitalized software products, both purchased software and internally developed software, and other intangible assets, is reviewed on a regular basis for the existence of internal and external facts or circumstances that may suggest impairment. Such facts and circumstances considered include an assessment of the net realizable value for capitalized software products and the future recoverability of cost for other intangible assets as of the balance sheet date. No indicators of impairment were identified during the first nine months of fiscal year 2006.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
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
Accounting for Share-Based Compensation
As described in Note D, “Accounting for Share-Based Compensation,” of the Notes to the Consolidated Condensed Financial Statements, we have used the Black-Scholes option-pricing model to determine the estimated fair value of each share-based award. The Black-Scholes model includes assumptions regarding dividend yields, expected volatility, expected terms, and risk-free interest rates. These assumptions reflect our best estimates, but these items involve uncertainties based on market conditions generally outside of our control. As a result, if other assumptions had been used in the current period to estimate fair value, share-based compensation expense could have been materially impacted.
As described in Note D, “Accounting for Share-Based Compensation,” of the Notes to the Consolidated Condensed Financial Statements, Performance Share Units (PSUs) are awards granted under the long-term incentive plan for senior executives where the number of shares or restricted shares (or RSUs), as applicable, ultimately received by the employee depends on Company performance measured against specified targets and will be determined after a three-year or one-year period as applicable. The fair value of each award is estimated on the date that the performance targets are established based on the fair value of the Company’s stock and the Company’s estimate of the level of achievement of its performance targets. Each quarter, the Company compares the actual performance the Company expects to achieve with the performance targets.
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
Interest Rate Risk
Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio, debt, and installment accounts receivable. We have a prescribed methodology whereby we invest our excess cash in liquid investments that are comprised of money market funds and debt instruments of government agencies and high-quality corporate issuers (Standard & Poor’s single “A” rating and higher). To mitigate risk, many of the securities have a maturity date within one year, and holdings of any one issuer, excluding the U.S. government, do not exceed 10% of the portfolio. Periodically, the portfolio is reviewed and adjusted if the credit rating of a security held has deteriorated.
As of December 31, 2005, our outstanding debt approximated $1.811 billion, most of which was in fixed rate obligations. If market rates were to decline, we could be required to make payments on the fixed rate debt that would exceed those based on current market rates. Each 25 basis point decrease in interest rates would have an associated annual opportunity cost of approximately $5 million. Each 25 basis point increase or decrease in interest rates would have no material annual effect on variable rate debt interest based on the balances of such debt as of December 31, 2005.
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
Foreign Currency Exchange Risk
We conduct business on a worldwide basis through subsidiaries in 45 countries and, as such, a portion of our revenues, earnings, and net investments in foreign affiliates are exposed to changes in foreign exchange rates. We seek to manage our foreign exchange risk in part through operational means, including managing expected local currency revenues in relation to local currency costs and local currency assets in relation to local currency liabilities. In October 2005, the Board of Directors adopted the Risk Management Policy and Procedures (referred to herein as the Policy), which among other things, authorizes us to manage, based on management’s assessment, our risks/exposures to foreign currency exchange rate through the use of derivative financial instruments (e.g., forward contracts, options, swaps) or other means. Derivatives are accounted for in accordance with U.S. Generally Accepted Accounting Principles (GAAP) and the Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). We do not and will not use derivative financial instruments for speculative purposes. For the quarter ended December 31, 2005, we entered into derivative contracts with a total notional value of 40 million euros, with the intent of mitigating a certain portion of our euro operating exposure. As these contracts did not qualify for hedging treatment under FAS 133, these contracts resulted in a gain of approximately $0.2 million, which is included in other (gains)losses, net in the Consolidated Condensed Statement of Operations. As of December 31, 2005, we had no derivative contracts outstanding. In January 2006, the Company entered into similar derivative contracts as those entered during the quarter ended December 31, 2005.
Equity Price Risk
As of December 31, 2005, we had $28 million in investments in marketable equity securities of publicly traded companies. These securities were considered available-for-sale with any unrealized gains or temporary losses deferred as a component of stockholders’ equity.

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
As previously disclosed in the Company’s amended Annual Report on Form 10-K/A for the fiscal year ended March 31, 2005, the Company determined that, as of the end of the 2005 fiscal year, there were material weaknesses affecting its internal control over financial reporting and, as a result of those material weaknesses, the Company’s disclosure controls and procedures were not effective. As described below, the Company is in the process of remediating those material weaknesses. Consequently, based on the evaluation described above, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, have concluded that, as of the end of the third quarter of fiscal year 2006, the Company’s disclosure controls and procedures were not effective.
Changes in internal control over financial reporting
During the first quarter of fiscal year 2006, the Company was engaged in the assessment of its internal control over financial reporting for fiscal year 2005 as described below. The Company has made changes to its internal control over financial reporting, during the first three quarters of fiscal 2006 that address the material weakness as described below.
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
The Company believes that these and other reforms, such as procedures to assure proper recognition of revenue, should enhance its internal control over financial reporting. For more information regarding the DPA, refer to the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2004 and the exhibits thereto, including the DPA. For more information regarding the Company’s compliance with the DPA and the Consent Judgment, refer to the information under the heading “Status of the Company’s Compliance with the Deferred Prosecution Agreement and Final Consent Judgment” in the Company’s definitive proxy materials filed on July 26, 2005 and “Note J – Commitments and Contingencies – The Government Investigation” in the Notes to the Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q.
Changes to remediate material weaknesses. As previously reported in its amended Annual Report on Form 10-K/A for the fiscal year ended March 31, 2005, the Company determined that, as of the end of fiscal 2005, there were material weaknesses in its internal control over financial reporting relating to (1) improper accounting of credits attributable to software contracts executed under the Company’s prior business model, which resulted in financial statement restatements of prior years, (2) an ineffective control environment associated with its Europe, Middle East and Africa (EMEA) region businesses and (3) improper accounting for recording revenue from renewals of certain prior business model license agreements, which resulted in financial statement restatements of prior years.
As reported in the amended Annual Report for fiscal 2005, the Company began to make a number of changes in its internal control over financial reporting to remediate these material weaknesses. Many of these changes were made during the first quarter of fiscal year 2006 and continued through the third quarter of fiscal year 2006. The remediation effort is not yet completed, and it is the Company’s intention that the material weaknesses be fully remediated by the end of fiscal year 2006.
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
Specific remediation actions taken by management regarding the material weakness relating to the control environment associated with the EMEA region include the following:
•	Disciplinary proceedings against members of management and other employees in the EMEA region, leading to their resignation or termination subsequent to March 31, 2005;

•	The appointment of a new Head of Global Procurement in April 2005;

•	The appointment of a new Head of Procurement for the EMEA region in June 2005;

•	The appointment of a new General Manager for the EMEA region in June 2005;

•	The appointment of a new Head of Facilities for the EMEA region in July 2005;

•	The hiring of additional finance personnel, including a new controller for the UK in August 2005;

•	The appointment of a new Chief Financial Officer for the EMEA region in January 2006.

•	The initiation of changes to the roles and responsibilities, as well as reporting lines, of executives in charge of the EMEA region for more effective segregation of duties during the first nine months of fiscal year 2006; and

•	Ongoing communications from senior management and provision of training to employees regarding the importance of the control environment, financial integrity, and the Company’s code of ethics.
Specific remediation actions taken by management during the third quarter of fiscal year 2006 regarding the material weakness relating to the accounting error in recording revenue from renewals of certain prior business model license agreements include the following:
•	The Company completed an inventory of active prior business model contracts on a worldwide basis and established a central database to track such contracts;

•	The Company revised its revenue recognition checklists to identify the renewal of any prior business model contracts for proper disposition; and

•	The Company began monitoring the renewal of prior business model license agreements to ensure that any remaining deferred maintenance and unamortized discounts are recognized ratably over the life of the new subscription based license agreement.
The remediation of the material weaknesses described above is ongoing. Management believes that its efforts, when fully implemented, will be effective in remediating such material weaknesses. In addition, management will continue to monitor the results of the remediation activities and test the new controls as part of its review of its internal control over financial reporting for fiscal 2006.
Other changes in internal controls over financial reporting. During the nine month period ended December 31, 2005, the Company has made improvements to its internal controls over financial reporting in light of findings made as a part of the annual assessment of such internal controls for fiscal year 2005 and the Company’s continued assessment activity for fiscal year 2006. These improvements include more comprehensive documentation of key control activities in the areas of income tax, financial reporting, software development, direct sales, indirect sales, accounts payable and professional services. The process is ongoing and the Company will continue to address items that require remediation, work to improve internal controls, and educate and train employees on controls and procedures in order to establish and maintain effective internal control over financial reporting.
As reported in “Note G — Acquisitions” in the Notes to the Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q, the Company completed several acquisitions during the nine month period ended December 31, 2005. Upon completion of an acquisition, the Company begins the process of integrating the acquired entity into the Company’s accounting systems and processes. Thus, during the period prior to full integration, some transactions will continue to be processed pursuant to the acquired entity’s accounting systems and processes. As of December 31, 2005, the integration of iLumin, Niku and Concord had been substantially completed, with finalization expected to occur during the fourth quarter of fiscal year 2006. The Company does not believe the integration of these entities will have a material effect on its internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Refer to Note J, “Commitments and Contingencies,” of the Consolidated Condensed Financial Statements for information regarding legal proceedings.
Item 1A. RISK FACTORS
Current and potential stockholders should consider carefully the risk factors described in more detail in our amended Annual Report on Form 10-K/A for the fiscal year ended March 31, 2005, our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and as set forth below. Any of these factors, or others, many of which are beyond our control, could negatively affect our revenue, profitability and cash flow.
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
Our agreements with the USAO and the SEC resolve their investigations into certain of our past accounting practices, including our revenue recognition policies and procedures, and obstruction of their investigations provided we comply with certain continuing requirements under these agreements. We describe some of these requirements below. (For more information about our agreements with the USAO and the SEC, see “Note 7 - Commitments and Contingencies” in the Notes to the Consolidated Condensed Financial Statements in our Annual Report on Form 10-K/A for the year ended March 31, 2005 as well as our Current Report on Form 8-K filed September 22, 2004.)
The DPA
If it is determined that we: deliberately gave false, incomplete or misleading information pursuant to the DPA; have committed any federal crimes subsequent to the DPA; or otherwise knowingly, intentionally, and materially violated any provision of the DPA, we shall be subject to prosecution for any federal criminal violation of which the USAO has knowledge. Any such prosecution may be based on information we have provided to the USAO, the SEC and other governmental agencies in connection with our cooperation under the DPA. This would include information provided because of our entry into the DPA that otherwise may not have been available to the USAO or may otherwise have been subject to privilege. Our continued cooperation with the USAO, the SEC, and the Independent Examiner (see below) pursuant to the DPA and Consent Judgment may lead to the discovery of additional information regarding the conduct of the Company, including members of former management in prior periods. We cannot predict the impact, if any, of any such information on our business, financial condition, results of operations, and cash flow.
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
General

Under both the DPA and the Consent Judgment, we are obligated to undertake a number of internal reforms including but not limited to: adding new management and independent directors; establishing a Compliance Committee of the Board of Directors and an executive disclosure committee; establishing new comprehensive records management policies; taking steps to implement best practices regarding recognition of software license revenue; establishing a comprehensive compliance and ethics program; reorganizing our Finance and Internal Audit Departments; establishing a plan to improve communication with government agencies engaged in inquiries or investigations relating to the Company; enhancing our hotline for employees to report potential violations of the law or other misconduct; and agreeing to the appointment of an Independent Examiner, who is serving a term of 18 months (subject to extension by the USAO and the SEC), and is examining and issuing reports on our practices to the USAO, the SEC, and our Board of Directors beginning in September 2005 and quarterly thereafter. We have taken many steps to carry out these internal reforms (for more information about our reforms, see “Note J - Commitments and Contingencies” in the Notes to the Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q). In the short-term, we cannot gauge what impact, if any, the adoption of these reforms (including the reports of the Independent Examiner) may have on our business, financial condition, results of operations, and cash flow and they may result in the diversion of management attention and employee resources from core business functions or opportunities.
If it were determined that we breached the terms of the DPA or Consent Judgment, we cannot predict the scope, timing, or outcome of the actions that would be taken by the USAO or the SEC. These actions could include the institution of administrative, civil injunctive, or criminal proceedings, the imposition of fines and penalties, which may be significant, suspensions or debarments from government product and/or services contracts, and other remedies and sanctions, any of which could lead to an adverse impact on our credit ratings and ability to obtain financing, an adverse impact on our stock price, loss of additional senior management, the inability to attract or retain key employees, and the loss of customers. In addition, our employees potentially could commit illegal acts which, under the law, may be ascribed to us under certain circumstances. We cannot predict what impact, if any, these matters may have on our business, financial condition, results of operations, and cash flow.
Moreover, under both the DPA and Consent Judgment, we are obligated to cooperate with the government in its ongoing investigations of past conduct. While we do not anticipate any further material adjustments to our financial statements for completed periods, the processes described above have not been fully completed, and we may be required to take additional remedial measures.
Any failure by us to execute our restructuring plan successfully could result in total costs and expenses that are greater than expected.
In July 2005, we announced a restructuring plan to increase efficiency and productivity and to more closely align our investments with strategic growth opportunities. The plan includes a workforce reduction of approximately five percent or 800 positions worldwide as well as facility and procurement rationalization. We may have further workforce reductions or restructuring actions in the future. Risks associated with these actions and other workforce management issues include delays in implementation of anticipated workforce reductions, changes in restructuring plans that increase or decrease the number of employees affected, decreases in employee morale and the failure to meet operational targets due to the loss of employees, any of which may impair our ability to achieve anticipated cost reductions or may otherwise harm our business.
If we do not successfully implement our enterprise resource planning software from SAP AG, our ability to manage and grow our business may be harmed.
It is anticipated that we will begin implementing in North America our recently licensed enterprise resource planning software from SAP AG in the first quarter of fiscal year 2007. Any delay in the implementation of, or disruption in the transition to this new system, procedures or controls, could potentially harm our ability to accurately forecast sales demand, manage our supply chain, achieve accuracy in the conversion of electronic data and records, report financial and management information on a timely and accurate basis, and could potentially constitute a breach of the terms of the DPA.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth, for the months indicated, our purchases of common stock in the third quarter of fiscal year 2006:

				Approximate
			Total Number	Dollar Value
			of Shares	of Shares that
			Purchased as	May Yet Be
	Total Number	Average	Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans
Period	Purchased	per Share	or Programs	or Programs
	(in thousands, except average price paid per share)
October 1, 2005 — October 31, 2005	1,725	$27.15	1,725	$294,799
November 1, 2005 — November 30, 2005	1,075	28.47	1,075	$264,176
December 1, 2005 — December 31, 2005	1,041	28.77	1,041	$234,210

Total	3,841		3,841

Our corporate buyback program was originally announced in August 1990 and was subsequently amended by the Board of Directors from time to time to increase the number of shares of our common stock we have been authorized to purchase (the 1990 Program). In April 2005, the Board of Directors authorized the repurchase of up to $400 million in shares of Company stock during fiscal year 2006 (the Fiscal 2006 Program), subject to the share limits imposed under the 1990 Program. Repurchases during the fiscal 2006 period ended October 24, 2005 were made under the Fiscal 2006 Program. Effective October 25, 2005, the Board of Directors amended the Fiscal 2006 Program to authorize us to expend up to $600 million to repurchase shares of Company stock during fiscal year 2006, representing a $200 million increase in the amount previously authorized for expenditure in fiscal year 2006 for stock repurchases (the amended Fiscal 2006 Program). As part of the approval of the amended Fiscal 2006 Program, the Board of Directors terminated the 1990 Program and resolved that the Board of Directors would henceforth express its authorization to management to repurchase shares of Company stock only in dollars, and not in shares, as had been the case under the 1990 Program.

Item 6.	EXHIBITS

Regulation S-K
Exhibit Number
2	Agreement and Plan of Merger, dated as of September 30, 2005, by and among iLumin Software Services, Inc., the Stockholders listed therein, Jonathan Perl as the Stockholders’ Representative, Computer Associates International, Inc. and Lost Ark Acquisition, Inc.	Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 20, 2005 and incorporated herein by reference.

3.1	Restated Certificate of Incorporation.	Filed herewith.

15.1	Accountants’ acknowledgement letter.	Filed herewith.

31.1	Certification of the CEO pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the CFO pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CA, INC.

Dated: February 8, 2006	By:	/s/ ROBERT W. DAVIS

Robert W. Davis
Executive Vice President and
Chief Financial Officer
(as Principal Financial and Accounting Officer)

EXHIBIT INDEX

Regulation S-K
Exhibit Number
2	Agreement and Plan of Merger, dated as of September 30, 2005, by and among iLumin Software Services, Inc., the Stockholders listed therein, Jonathan Perl as the Stockholders’ Representative, Computer Associates International, Inc. and Lost Ark Acquisition, Inc.	Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 20, 2005 and incorporated herein by reference.

3.1	Restated Certificate of Incorporation.	Filed herewith.

15.1	Accountants’ acknowledgement letter.	Filed herewith.

31.1	Certification of the CEO pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the CFO pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.