Form 10-K
period 2006-03-31
CA, INC.
filed 2006-07-31
CIK 356028

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-9247
CA, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-2857434
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

One CA Plaza, Islandia, New York (Address of Principal Executive Offices)	11749 (Zip Code)

(631) 342-6000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common stock, par value $0.10 per share Series One Junior Participating Preferred Stock, Class A	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the Registrant as of September 30, 2005 was $12,625,092,667 based on the closing price of $27.81 on the New York Stock Exchange on that date.

The number of shares of common stock outstanding at July 20, 2006:

568,957,640 shares of common stock, par value $0.10 per share.

COMPUTER ASSOCIATES

This Annual Report on Form 10-K (Form 10-K) contains certain forward-looking information relating to CA, Inc. (the “Company,” “Registrant,” “CA,” “we,” “our,” or “us”), formerly known as Computer Associates International Inc., that is based on the beliefs of, and assumptions made by, our management as well as information currently available to management. When used in this Form 10-K, the words “anticipate,” “believe,” “estimate,” “expect,” and similar expressions are intended to identify forward-looking information. Such information includes, for example, the statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7, but also appears in other parts of this Form 10-K. This forward-looking information reflects our current views with respect to future events and is subject to certain risks, uncertainties, and assumptions, some of which are described under the caption “Risk Factors” in Part 1 Item 1A and elsewhere in this Form 10-K. Should one or more of these risks or uncertainties occur, or should our assumptions prove incorrect, actual results may vary materially from those described in this Form 10-K as anticipated, believed, estimated, or expected. We do not intend to update these forward-looking statements.

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

EXPLANATORY NOTE — RESTATEMENTS

In this Form 10-K, we are restating prior fiscal periods principally to reflect additional (a) non-cash stock-based compensation expense relating to employee stock option grants prior to fiscal year 2002, (b) subscription revenue relating to the early renewal of certain contracts, and (c) sales commission expense that should have been recorded in the third quarter of fiscal year 2006, as described below. As a result of these restatements and the issues discussed below, the Company delayed the filing of the Form 10-K for fiscal year 2006 beyond its extended due date of June 29, 2006.

The effects of these restatements are reflected in the financial statements and other financial data, including quarterly data, included in this Form 10-K. None of the restatements have any impact on cash flows provided by continuing operating activities. Refer to Note 12, “Restatements”, in the Notes to the Consolidated Financial Statements for additional information. Additionally, we have also included under Item 6, “Selected Financial Data,” restated financial information for the fiscal years ended March 31, 2005 through 2002, and, under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Selected Quarterly Information,” restated quarterly financial information for each interim period during fiscal years ended March 31, 2006 and 2005. Selected quarterly financial information is also presented in Note 12, “Restatements”, in the Notes to the Consolidated Financial Statements for fiscal years 2006 and 2005. Other disclosures contained in the quarterly reports on Form 10-Q for fiscal years 2006 and prior have not been amended, should no longer be relied upon and should be read in conjunction with the information contained in this Form 10-K.

The Company also reported material weaknesses in its financial controls as they relate to the determination of a grant date for stock options prior to fiscal year 2002, revenue recognition for early renewal of certain license agreements, and the estimation, recording and monitoring of sales commissions. Refer to Part 1, Item 9A, “Controls and Procedures”, for additional information concerning the evaluation of the Company’s internal control processes.

Stock Options:

Given the stock option issues facing public companies, particularly in the technology sector, the Company conducted an internal review, with the assistance of outside consultants, into its historical policies and procedures with respect to the granting of stock options, principally from fiscal year 1996 to the present under its stock option plans in effect during this period. Based upon the results of our review, we determined that in years prior to fiscal year 2002, we did not communicate stock option grants to individual employees in a timely manner. In fiscal years

1996 through 2001, the Company had delays of up to approximately two years from the date that employee stock options were approved by the committee of the Company’s Board of Directors charged with such duties (the “Committee”), to the date such stock option grants were communicated to individual employees.

Prior to fiscal year 2002, the Committee generally approved grants to executives and other employees receiving options, the terms of which were generally set on the date that the Committee acted, including the exercise price, vesting schedule and term. However, in a number of cases, these approvals involved pools of options that were not allocated to specific individuals at the time of such approvals. It also appears that communication of these grants by management to individual employees was not made until some time after the Committee acted, including in some cases up to two years after such Committee action. In almost all cases, this earlier date had an exercise price that was lower than the market price of the Company’s common stock on the date the award was formally communicated to employees. The grants which were not communicated on a timely basis were made primarily to non-executive employees and this grant practice was changed after fiscal year 2001. The current practice is that a grant is communicated promptly after it is approved by the Committee.

The Company treated the date of the action by the Committee as the accounting measurement date for determining stock-based compensation expense. However, the Company has determined that the proper accounting measurement date for stock option awards that were not communicated timely to an employee, should have been the date the grant was communicated to an employee, not the date the Committee approved the grant. As a result, the Company should have recognized additional non-cash stock-based compensation expense, net of forfeitures, over the vesting periods related to such grants in prior fiscal years as follows:

	Additional	Additional
Fiscal Year	Pre-Tax Expense	After-Tax Expense
	(in millions)	(in millions)

Years prior to fiscal year 2002	$165	$78
2002	83	50
2003	50	30
2004	29	16
2005	12	—
2006	3	1

Total cost for all fiscal periods	$342	$175

This restatement does not affect previously reported revenue or cash provided by operating activities. In addition, the Company recorded an immaterial amount associated with its estimate of payroll taxes which may be owed in relation to this issue.

Subscription Revenue:

Based upon the Company’s review of certain software license contract renewals principally in prior periods, the Company has determined that it has understated subscription revenue recorded in prior periods and as a result will restate its results for fiscal years 2005 and 2004 and for the interim periods of fiscal years 2006 and 2005. This restatement reflects a further adjustment to subscription revenue amounts previously restated in the Company’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2005 and filed with the Securities and Exchange Commission (the “SEC”) on October 18, 2005.

As discussed further in this Form 10-K, the Company recognizes revenue ratably on a monthly basis over the term of the respective subscription license agreements. When a contract is cancelled and renewed prior to the expiration of its term, the Company recognizes all future revenue for the arrangement ratably over the new license term. The Company determined that, beginning in fiscal year 2004, it had been systematically understating revenue for certain license agreements which have been cancelled and renewed more than once prior to the expiration of each successive license agreement. This restatement resulted in an increase in subscription revenue of approximately $43 million and $12 million in fiscal years 2005 and 2004, respectively, and approximately $19 million in the first three quarters of fiscal year 2006.

Restatement of Third Quarter Fiscal Year 2006 Results:

In this Form 10-K we have restated financial results for the third quarter of fiscal year 2006 to reflect approximately $31 million of additional commission expense that should have been recorded in that period. This restatement does not affect previously reported cash flows from operations or financial results for the full fiscal year. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Commissions, Royalties and Bonuses”, and Item 9A, “Controls and Procedures”, for additional information.

Additionally, while not related to this commission expense restatement, the Company also identified approximately $14 million in income taxes recorded in the third quarter of fiscal year 2006 associated with foreign taxable income from prior fiscal years. Since we are restating the results for the third quarter of fiscal year 2006, as well as prior fiscal periods, we have determined that this charge should properly be reflected in the periods to which it related. Accordingly, an adjustment is also being made to decrease income taxes in the third quarter of fiscal year 2006 by approximately $14 million and increase income tax expense primarily in fiscal years 2003 and 2002 by approximately $2 million and $12 million, respectively.

PART I

Item 1.	Business.

(a)	General Development of Business

Overview

CA, Inc. is one of the world’s largest independent providers of information technology (IT) management software. We develop, market, deliver and license software products and services that allow organizations to run, manage and automate aspects of their computing environments, or IT infrastructures, which are critical to their business.

The Company was incorporated in Delaware in 1974, began operations in 1976, and completed an initial public offering of common stock in December 1981. Our common stock is traded on the New York Stock Exchange under the symbol “CA”.

We are considered an Independent Software Vendor (ISV). ISVs develop and license software products that can increase the efficiency of computer hardware platforms or operating systems sold by other vendors.

Our software helps our customers dynamically manage all of the people, processes, computers, networks and the range of technologies that make up their IT infrastructure. We have a broad portfolio of software products and services that span the areas of infrastructure management, security management, storage management and business service optimization. Our solutions work across all networks and systems, across distributed and mainframe environments, and across all major hardware and software platforms in use by our customers.

Because many organizations have increased their investments in technology over the years, their IT infrastructures are complex and security has become an increasing concern. Customers therefore place high value on software and services that can help them manage their entire IT infrastructures better and more securely.

Business Developments and Highlights

In fiscal year 2006, we took the following actions to support our business:

•	We aligned our product development by software business units. The business unit structure is designed to increase our accountability to customer needs and to be more responsive to the changing dynamics of the management software marketplace. Please refer to Item 1, “Business — (c) Narrative Description of the Business — Business Unit Structure” below for more information.

•	We completed several acquisitions throughout fiscal year 2006, including but not limited to the following:

•	In March 2006, we completed the acquisition of Wily Technology, Inc. (Wily), a provider of enterprise application management solutions, for a total purchase price of approximately $374 million. Wily is now part of our Enterprise Systems Management business unit.

•	In October 2005, we completed the acquisition of iLumin Software Services, Inc. (iLumin), a privately held provider of enterprise message management and archiving software, for a total purchase price of approximately $48 million. iLumin’s Assentor product line has been added to our Storage Management business unit.

•	In July 2005, we completed the acquisition of Niku Corporation (Niku), a provider of IT management and governance solutions, for a total purchase price of approximately $345 million. Niku is now part of our Business Service Optimization business unit.

•	In June 2005, we completed the acquisition of Concord Communications, Inc. (Concord), a provider of network service management software solutions, for a total purchase price of approximately $359 million. Concord’s solutions are now part of our Enterprise Systems Management business unit.

•	In November 2005, we held CA World where we unveiled our Enterprise IT Management, or EITM, strategy and announced 26 EITM-enabled products, including the release of Unicenter r11. This was CA’s first Unicenter upgrade in 4 years and one of CA’s biggest product launches ever.

•	In July 2005, we announced a restructuring plan to more closely align our investments with strategic growth opportunities. We recorded charges of approximately $66 million in fiscal year 2006 for severance and other termination benefits and facility closures in connection with our restructuring plan, which included a workforce reduction of approximately five percent or 800 positions worldwide. The plan is expected to yield about $75 million in savings on an annualized basis, once the reductions are fully implemented. We anticipate the total restructuring plan will cost up to $85 million.

•	We have increased our operations in India, primarily in product support and development. This has increased the efficiency of our support and development activities.

•	During fiscal year 2006, we repurchased approximately $590 million in Company stock.

We began the implementation of a new enterprise resource planning system which we expect will improve the efficiency of the Company’s operations and enable us to take advantage of business intelligence tools to generate the data needed to analyze our business in real-time. We have spent approximately $129 million on this project through fiscal year 2006 and expect to spend approximately $100 million in fiscal year 2007. Phase one of the implementation was completed in the first quarter of fiscal year 2007, which covered operating activities in North America and Worldwide Human Resources.

(b)	Financial Information About Segments

Our global business is principally in a single industry segment — the design, development, marketing, licensing, and support of software products that can operate on a wide range of hardware platforms and operating systems. Refer to Note 4, “Segment and Geographic Information”, in the Notes to the Consolidated Financial Statements for financial data pertaining to our segment and geographic operations.

(c)	Narrative Description of the Business

We are one of the world’s largest providers of IT management software. We have a clear vision of how organizations can better manage all of their hardware, software, databases and applications to realize the full power of technology. We help customers close the gap between the promise of IT and what it actually delivers.

Our EITM strategy for managing IT helps customers unify and simplify the management of heterogeneous business processes, IT services, applications, users and assets in a secure and automated way across the enterprise. As a result, customers can reduce cost, reduce risk, improve service and better align their IT to the needs of their organization.

Growth Strategy

To build our business, we are pursuing a four-part growth strategy:

1. Internal Product Development

•	We have 5,800 engineers globally, designing and supporting software to extend our functionality and capabilities in the network and systems management, security and storage areas, and have charged approximately $0.7 billion to operations in each of the fiscal years ended March 31, 2006, 2005, and 2004.

•	Development activities are tied directly to customer needs and our five business units. Please refer to “— Business Unit Structure” below for more information.

2. Strengthening Channel Partner Relationships

•	Channel partners are critical to our success. We need a broad base of channel partners to reach a wider range of customers. By developing strong relationships with systems integrators, distribution channel partners, value-added resellers (VARs) and original equipment manufacturers (OEMs), we extend CA technology to customers who otherwise wouldn’t have access to it.

•	Distribution and OEM channel partners, referred to as “indirect” or “channel” partners, make up approximately 11% of our new deferred subscription value — a figure we believe we can grow.

•	We characterize our channel partners in two ways:

•	Value — These channel partners sell CA solutions that require a high level of expertise to sell. In fiscal year 2006, we launched the Enterprise Solution Provider Program to recruit, train and educate VARs on CA products and solutions. Through this program, we have authorized approximately 800 channel partners worldwide to sell CA solutions and are now extending the program to global solutions providers who sell solutions to multi-national companies.

•	Volume — These channel partners, who sell CA products that don’t require the same technical expertise to sell as enterprise solutions, are primarily geared toward small to medium-sized businesses (SMBs). We are focusing on the SMB market by evolving our products to keep them current and relevant, such as our Business Protection Suite, recruiting channel partners who know this segment, and increasing our marketing efforts.

3. International Expansion

•	We are enhancing our sales infrastructure in Asia Pacific and Latin America. In February 2006, we opened our new Asia Pacific & Japan headquarters in Hong Kong.

•	We are also growing our India Technology Center (in Hyderabad); tapping an important talent pool in the Czech Republic (Prague) for mainframe development; and gaining important entree into fast-growing countries such as China.

•	We use our Customer Interaction Centers in Tampa, Florida, and Barcelona, Spain, as our global channel and telemarketing sales-generators.

4. Strategic Acquisitions

•	We consider acquisitions that will support our EITM approach, extend our market position, and/or expand our geographic footprint.

•	These acquisitions fill technology gaps in our portfolio, strengthen our position in core focus areas, and help round out our EITM offerings to better serve our customers. In fiscal year 2006, we completed four significant acquisitions (see Note 2, “Acquisitions, Divestitures, and Restructuring”, in the Notes to the Consolidated Financial Statements for more information).

Business Unit Structure

We have aligned our product development into five business units. Each business unit is led by a general manager who is accountable for the management and performance of their business unit, including product development and innovation, product marketing, quality, staffing, strategic planning and execution, and customer satisfaction. Our business units are Enterprise Systems Management, Security Management, Storage Management, Business Service Optimization, and the CA Products Group. This structure allows us to become more closely aligned with our customers’ needs, drive more accountability for the performance of each software area, and to be more responsive to the changing dynamics of the IT management software marketplace. We do not presently maintain profit and loss data on a business unit basis, and therefore they are not considered business segments.

Enterprise Systems Management

Our products for Enterprise Systems Management optimize the availability and performance of IT assets and provide a complete, integrated and open solution for policy-driven, dynamic IT management. This means customers can manage their IT resources in a way that allows them to be more flexible in responding to changing business dynamics. Our comprehensive set of solutions is built on a framework of common services so the solutions work together to simplify the complexity present in medium to large enterprises, telecommunications service providers and public sector organizations.

Our Enterprise Systems Management products manage assets and processes across the entire IT environment including networks, servers, storage, databases, applications and desktops or client devices, on both mainframe and distributed platforms. We offer our Enterprise Systems Management solutions in the following three categories:

•	Service Availability — these products monitor and optimize the health, availability and performance of the infrastructure and the technologies critical to our customer’s business operations to make sure they are always up and running.

•	Resource Optimization — these products, which include configuration management, provisioning and capacity management, provision assets dynamically according to business priorities or consumption rates, and help customers make sure they maximize their IT resources.

•	Process Automation — these products, which include workload automation, automate tedious or error-prone manual procedures to reduce infrastructure downtime and allow customers to redeploy their valuable IT resources in more strategic ways.

The acquisition of Concord significantly strengthened our network management offering. The acquisition of Wily gave us an important added depth in application management. Both further augment our comprehensive Enterprise Systems Management portfolio.

Security Management

Our solutions for Security Management provide an innovative and comprehensive approach to IT security. Our products protect information assets and resources; provide appropriate system and information access to employees, customers and channel partners; and centrally manage security-related administration. We offer Security Management products in the following three categories:

•	Identity and Access Management — these products empower IT organizations to manage growing internal and external user populations, secure an increasingly complex array of resources and services and comply with critical regulatory mandates.

•	Threat Management — these products are designed to help customers identify and eliminate internal and external threats such as harmful computer viruses and security weaknesses associated with operating systems, databases, networks and passwords.

•	Security Information Management — these products help to integrate and prioritize security information created by CA and third-party security products, enable customers to increase operational efficiencies, help ensure business continuity, help customers adhere to regulatory compliance, and mitigate risks.

Storage Management

Our Storage Management solutions simplify the protection and management of business information, data and storage resources to support business priorities. Customers use our solutions to proactively optimize storage operations and infrastructure — achieving operational efficiencies, risk mitigation, compliance, business flexibility and investment protection. We offer Storage Management solutions in the following four categories:

•	Recovery Management — these solutions help customers mitigate risk and improve business continuity in a cost-effective manner by providing backup/recovery, tape and media management, and high-availability solutions.

•	Resource Management — these solutions help customers achieve operational efficiency and gain business flexibility. They enable customers to identify information, data and storage resources; monitor the storage environment; classify data, information and resources based on their value to the business; and define and automate storage processes.

•	Information Management — these solutions help customers address compliance issues as they pertain to message management, discovery and archive requirements, and extend the data lifecycle to align with corporate governance and business requirements.

•	Mainframe — these solutions offer an integrated, intelligent enterprise-wide storage management approach enabling z/OS-centric businesses to reduce costs, mitigate risks and align business requirements with IT.

Our storage management and data availability solutions support networks, systems, servers, operating systems, desktops, databases, applications, arrays, and tape libraries across mainframe and distributed environments. The acquisition of iLumin strengthened our capabilities in information management.

Business Service Optimization

Our solutions for Business Service Optimization help organizations manage their IT investments. These products help translate business needs into IT requirements; provide visibility into the services being delivered and the cost of delivering those services; enable more effective management of an IT organization’s people, processes, and assets; and help our customers make informed decisions about issues such as investment priorities and outsourcing. We offer Business Service Optimization products in the following four categories:

•	Business Process Management — these solutions help companies reduce costs and mitigate risk by achieving process efficiency and agility through automation and the understanding and management of IT and business processes and policies.

•	Service Management — these solutions enable IT and business alignment by defining IT service offerings in business terms, provisioning, supporting, and allocating costs for these service offerings, improving service levels, and managing change.

•	Asset Management — these solutions help organizations control costs, improve process efficiencies and maximize their return on investments by managing the technical and business aspects of hardware and software from procurement through disposal.

•	IT Governance — these solutions help assure operational excellence by linking IT decisions with business objectives; providing strong financial control, optimizing IT resources and assets, and controlling software changes. The acquisition of Niku significantly strengthened our IT governance offering.

CA Products Group

In addition to our leadership offerings in the above areas, we also offer products that address other aspects of the IT environment. This diverse group of solutions includes products that deliver value throughout the IT spectrum, grouped in the following four categories.

•	Database Management systems — these solutions enable reliable management of large data and transaction volumes, exploit advances in database technology, and integrate these information stores to distributed and web-based business needs, leveraging database process integrity across the enterprise.

•	Application Development systems — these solutions enable customers to build custom business applications in a variety of environments using technology-neutral business process definitions, and to test and deploy those applications across an evolving IT infrastructure.

•	Enterprise Reporting and Information Management systems — these solutions enable customers to efficiently and rapidly report on and process business information.

•	Other solutions — these solutions include a wide variety of tools and utilities to optimize the IT environment.

Office of the CTO

The Office of the CTO drives technology strategy across all of the business units and leads research and development for emerging technologies.

•	Common Technologies — our Foundation Services and Management Database are technologies common across CA products that enable our products to work together easily and also to work with other vendors’ management software products to deliver an IT environment that is simpler, more secure, less costly to maintain, and more agile.

•	Research — CA Labs drives research in advanced technologies related to management and security by performing research internally and working with major universities and standard setting bodies. Current areas of focus include securing and managing on-demand computing, grids, virtualized environments, and service-oriented architectures.

•	Emerging Technology Incubator — the Office of the CTO also runs incubator projects to create and bring to market management and security solutions that enable customer adoption of new technologies. Current incubation projects focus on management of wireless networks, smart phones, and radio frequency identification technologies.

•	Architecture — the Office of the CTO is chartered with ensuring that all CA products are implemented according to a proven and consistent technical architecture. Consistent architecture accelerates our support for key industry advances, such as the evolution of Service Oriented Architectures and Grid Computing and Virtualization. Having unified technical architecture also promotes greater product quality and integration while lowering development costs.

Technological Expertise

Certain aspects of our products and technology are proprietary. We rely on U.S. and foreign intellectual property laws, including patent, copyright, trademark, and trade secret laws to protect our proprietary rights. As of March 31, 2006, we have received approximately 600 patents worldwide and approximately 1,900 patent applications are pending worldwide for our technology. However, the extent and duration of protection given to different types of intellectual property rights vary under different countries’ legal systems. Generally, our U.S. and foreign patents expire at various times over the next twenty years. While the durations of our patents vary, we believe that the durations of our patents are adequate. The expiration of any of our patents will not have a material adverse effect on our business. In some countries, full-scale intellectual property protection for our products and technology may be unavailable, and/or the laws of other jurisdictions may not protect our proprietary technology rights to the same extent as the laws of the United States. We also maintain contractual restrictions in our agreements with customers, employees, and others to protect our intellectual property rights. In addition, we occasionally license software and technology from third parties, including some competitors, and incorporate them into our own software products.

The source code for our products is protected both as trade secrets and as copyrighted works. Some of our customers are beneficiaries of a source code escrow arrangement that enables the customer to obtain a contingent, future-limited right to access our source code. If our source code is accessed, the likelihood of misappropriation or other misuse of our intellectual property may increase.

We are not aware that our products or technologies infringe on the proprietary rights of third parties. Third parties, however, may assert infringement claims against us with respect to our products, and any such assertion may require us to enter into royalty arrangements or result in costly and time-consuming litigation. Although we have a number of U.S. and foreign patents and pending applications that may have value to various aspects of our products and technology, we are not aware of any single patent that is essential to us or to any of our principal business product areas.

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

To keep CA on top of major technological advances and to ensure our products continue to work well with those of other vendors, CA is active in every major standards organization and takes the lead in many. Further, CA was the first major software company to earn the International Organization for Standardization’s (ISO) 9001:2000 Global Certification, the ultimate ISO certification.

In addition, CA has built a strong global product development staff in Australia, China, the Czech Republic, France, Germany, India, Israel, Japan, the United Kingdom, and the United States. Our technological efforts around the world ensure we maintain a global perspective of customer needs while cost-effectively tapping the skills and talents of developers worldwide, and enable us to efficiently and effectively deliver support to CA customers.

In the United States, product development is primarily performed at our facilities in Brisbane/Redwood City, California; San Diego, California; Lisle, Illinois; Framingham, Massachusetts; Mount Laurel, New Jersey; Islandia, New York; Plano, Texas; and Herndon, Virginia.

For the fiscal years ended March 31, 2006, 2005 and 2004, the costs of product development and enhancements, including related support, charged to operations were $697 million, $708 million, and $703 million, respectively. In fiscal years 2006, 2005 and 2004, we capitalized costs of $84 million, $70 million, and $44 million, respectively, for internally developed software. The increase in capitalized costs for fiscal year 2006 as compared with fiscal year 2005 was principally related to an increase in capitalized development costs for our Unicenter r11 and BrightStor products.

Customers

No individual customer accounted for a material portion of our revenue during any of the past three fiscal years, or a material portion of the license contract value that has not yet been earned (deferred subscription value) reported at the end of any period in the past three fiscal years. At March 31, 2006, five customers accounted for approximately 71% of our outstanding prior business model net receivables, including one customer with a license arrangement that extends through fiscal year 2012 with a net unbilled receivable balance in excess of $400 million. The majority of our software products are used with relatively expensive computer hardware. As a result, most of our revenue is generated from customers who have the ability to make substantial commitments to software and hardware implementations. Our software products are used in a broad range of industries, businesses, and applications. Our customers include manufacturers, technology companies, retailers, banks, insurance companies, other financial services providers, educational institutions, health care institutions, and governmental agencies.

We have a large and broad base of customers. We currently serve companies across every major industry worldwide, as well as government and educational institutions. When customers enter into a software license agreement with us, they often pay for the right to use our software for a specified period of time. When the terms of these agreements expire, the customer must either renew the license agreement or pay usage and maintenance fees, if applicable, for the right to continue to use our software and receive support. We believe that our flexible business model allows us to maintain our customer base while allowing us the opportunity to cross-sell new software products and services to them.

Customer Satisfaction and Support

Customer satisfaction is important to CA. We tie a portion of individual compensation for approximately 700 senior CA managers to our customers’ satisfaction, which we measure through independent surveys. The goal of CA

Technical Support is to provide our customers with industry leading support. We support our customers in the following ways:

•	CA Technical Support — staffed with a highly skilled customer response team, we manage more than 70 Technical Support centers in over 25 countries providing quality support online or over the telephone regardless of customer location or language.

•	SupportConnect — to help fully meet the needs of our customers, we provide online self-service resources. More than 190,000 customers use these resources to review their account information, research technical information, open and maintain incident reports, order and download products, and much more. Automated self-service resources are convenient to our customers and are a means of controlling costs for CA.

•	Support Availability Management (SAM) — supporting our customers sometimes requires a “personal touch.” This service provides our customers with access to Support Availability Managers with specialized skills in accessing information and resolving issues at a site level.

•	Channel Partners Support Program — in line with CA’s drive to increase our channel partner presence and sales, we believe CA channel partners should receive one of the best technical support programs in the industry.

We believe that our dedicated staff, online services, segment-specific offerings, SAMs and channel partners support program not only protect and enhance customer satisfaction today but also maintain customer loyalty to grow CA in the future.

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

As a result of the flexible licensing terms we offer our customers, specifically the right to receive unspecified future upgrades for no additional fee, as well as maintenance included during the term of the license, we are required under generally accepted accounting principles in the United States of America to recognize revenue from our license agreements ratably over the license term. For a description of how ratable revenue recognition has impacted our financial results, refer to “Results of Operations” within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Sales and Marketing

Our sales organization operates on a worldwide basis. We operate through branches and subsidiaries located in 46 countries outside the United States. Each geographic territory offers all or most of our software products. Approximately 47% of our revenue in fiscal year 2006 was from operations outside of the United States. As of March 31, 2006, we had approximately 4,900 sales and sales support personnel.

In addition, CA Technology Servicestm performs technology assessments, design, implementation and optimization, as well as ongoing maintenance, of our customers’ IT infrastructures. CA Technology Services leverages the best resources within CA as well as our channel partners to help customers apply the right types of activities necessary to ensure success.

We also distribute, market, and support our software through a network of VARs, OEMs, distributors, and resellers. As noted earlier, one of our growth strategies is to strengthen these channel partner relationships and grow our indirect sales channel. We actively encourage VARs to market our software products. VARs often combine our software products with specialized consulting services and provide enhanced user-specific solutions to a particular market or sector. Facilities managers, including CSC, EDS, and IBM, often deliver IT services using our software products to companies that prefer to outsource their IT operations.

Competition

The markets in which we compete are marked by technological change, the steady emergence of new companies and products, evolving industry standards, and changing customer needs. Competitive differentiators include, but are not limited to: performance, quality, breadth of product group, integration of products, brand name recognition, price, functionality, customer support, frequency of upgrades and updates, manageability of products, and reputation.

We compete with many established companies in the markets we serve. Some of these companies have substantially greater financial, marketing, and technological resources, larger distribution capabilities, earlier access to customers, and greater opportunity to address customers’ various information technology requirements than we do. These factors may provide our competitors with an advantage in penetrating markets with their products. We also compete with many smaller, less established companies that may be able to focus more effectively on specific product areas or markets. Because of the breadth of our product offerings, an individual competitor does not generally compete with us across all of our product areas. Some of our key competitors include BMC, Compuware, EMC, HP, IBM, Mercury Interactive and Symantec. We believe that we have a competitive advantage in the marketplace with the breadth and quality of our product offerings; our products’ hardware independence; and the ability to offer our solutions as product modules or as integrated suites, so that customers can use them at their own pace.

Employees

The table below sets forth the approximate number of employees by location and functional area as of March 31, 2006:

	Employees as		Employees as
	of March 31,		of March 31,
Location	2006	Functional Area	2006

Corporate headquarters	2,200	Product development and support	5,800
		Sales and support	4,900
Other U.S. offices	6,200	Professional services	1,400
		Information technology support,
International offices	7,600	finance, and administration	3,900

Total	16,000	Total	16,000

As of March 31, 2006 and 2005, we had approximately 16,000 and 15,300 employees, respectively. The increase was due to approximately 900 employees added from acquisitions and approximately 600 employees added primarily to our product development groups in North America and India. This increase in personnel was offset by the impact of the restructuring plan announced in the second quarter of fiscal year 2006, which included a workforce reduction of approximately 800 positions worldwide. We believe our employee relations are satisfactory.

(d)	Financial Information About Geographic Areas

Refer to Note 4, “Segment and Geographic Information”, in the Notes to the Consolidated Financial Statements for financial data pertaining to our segment and geographic operations.

(e)	Available Information

Our website address is ca.com. All filings we make with the SEC, including our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and any amendments, are available for free on our website as soon as reasonably practicable after they are filed with or furnished to the SEC. Our SEC filings are available to be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be obtained for free on the SEC’s Internet site at sec.gov. The reference to our website address does not constitute incorporation by reference of the information contained on the website in this Report or other filings with the SEC, and the information contained on the website is not part of this document.

Our website also contains information about our initiatives in corporate governance, including: our corporate governance principles; information concerning our Board of Directors (including e-mail communication with them); our Business Practices Standard of Excellence: Our Code of Conduct (applicable to all of our employees, including our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and our directors); instructions for calling the CA Compliance and Ethics Helpline; information concerning our Board Committees, including the charters of the Audit and Compliance Committee, the Compensation and Human Resource Committee, the Corporate Governance Committee, and the Strategy Committee; information on the Deferred Prosecution Agreement (DPA) we entered into in September 2004 as part of our settlement to resolve government investigations into past accounting practices including our progress under governance initiatives required under the DPA; and transactions in CA securities by directors and executive officers. These documents can also be obtained in print by writing to our Executive Vice President, General Counsel and Corporate Secretary, Kenneth V. Handal, at the Company’s world headquarters in Islandia, New York, at the address listed on the cover of this Form 10-K. Refer to the Corporate Governance section in the Investors section of our website for details.

Item 1A.	Risk Factors.

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

Quarterly and annual results of operations are affected by a number of factors, associated with our industry and the markets for our products, including those listed below, which in turn could adversely affect our revenue, profitability and cash flow in the future.

•	Timing and impact of threat outbreaks (e.g. worms and viruses);

•	The rate of adoption of new product technologies and releases of new operating systems;

•	Demand for products and services;

•	Length of sales cycle;

•	Customer difficulty in implementation of our products;

•	Magnitude of price and product and/or services competition;

•	Introduction of new hardware;

•	General economic conditions in countries in which customers do a substantial amount of business;

•	Changes in customer budgets for hardware, software and services;

•	Ability to develop and introduce new or enhanced versions of our products;

•	Changes in foreign currency exchange rates;

•	Ability to control costs;

•	The number and terms and conditions of licensing transactions;

•	Reorganizations of the sales and technical services forces;

•	The results of litigation, including the government and internal investigations; and

•	Ability to retain and attract qualified personnel.

Any of the foregoing factors, among others, may cause our operating expenses to be disproportionately high, or cause our revenue and operating results to fluctuate. As a consequence, our business, financial condition, operating results and cash flow could be adversely affected. For a discussion of certain factors that could affect our cash flow in the future, for example, please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sources and Uses of Cash.”

The timing of orders from customers and channel partners may cause fluctuations in some of our key financial metrics which may impact our quarterly financial results and stock price.

Historically, the vast majority of our license agreements are executed in the last week of a quarter. Any failure or delay in executing new or renewed license agreements in a given quarter could cause fluctuations in some of our key financial metrics (i.e. billings or cash flow), which may have a material adverse effect on our quarterly financial results. The uneven sales pattern also makes it difficult to predict future billings and cash flow for each period and, accordingly, increases the risk of unanticipated variations in our quarterly results and financial condition. If we do not achieve our forecasted results for a particular period, our stock price could decline significantly.

Given the global nature of our business, economic or political events beyond our control can affect our business in unpredictable ways.

International revenue has historically represented a significant percentage of our total worldwide revenue. Continued success in selling our products outside the United States will depend on a variety of market and business factors, including:

•	Reorganizations of the sales and technical services workforce;

•	Fluctuations in foreign exchange currency rates;

•	Staffing key managerial positions;

•	The ability to successfully localize software products for a significant number of international markets;

•	General economic conditions in foreign countries;

•	Political stability; and

•	Trade restrictions such as tariffs, duties or other controls affecting foreign operations.

Any of the foregoing factors, among others, could adversely affect our business, financial condition, operating results and cash flow.

We have entered into a Deferred Prosecution Agreement (DPA) with the U.S. Attorney’s Office for the Eastern District of New York (USAO) and a Final Consent Judgment with the SEC (the Consent Judgment) and if we violate either agreement we may be subject to, among other things, criminal prosecution or civil penalties which could adversely affect our credit ratings, stock price, ability to attract or retain employees and, therefore, our sales, revenue and client base.

Our agreements with the USAO and the SEC resolve their investigations into certain of our past accounting practices, including our revenue recognition policies and procedures, and obstruction of their investigations, provided we comply with certain continuing requirements under these agreements. We describe some of these requirements below. (For more information about our agreements with the USAO and the SEC, see Note 7, “Commitments and Contingencies”, in the Notes to the Consolidated Financial Statements as well as our Current Report on Form 8-K filed on September 22, 2004.)

The DPA

If it is determined that we: deliberately gave false, incomplete or misleading information pursuant to the DPA; have committed any federal crimes subsequent to the DPA; or otherwise knowingly, intentionally and materially violated any provision of the DPA, we will be subject to prosecution for any federal criminal violation of which the USAO has knowledge. Any such prosecution may be based on information we have provided to the USAO, the SEC and other governmental agencies in connection with our cooperation under the DPA. This would include information provided because of our entry into the DPA that otherwise may not have been available to the USAO or may otherwise have been subject to privilege. Our continued cooperation with the USAO, the SEC and the Independent Examiner (see below) pursuant to the DPA and Consent Judgment may lead to the discovery of additional information regarding the conduct of the Company, including the conduct of members of former management in prior periods. We cannot predict the impact, if any, of any such information on our business, financial condition, results of operations and cash flow.

The Consent Judgment

Pursuant to the Consent Judgment, we are enjoined from violating a number of provisions of the federal securities laws. Any further violation of these laws could result in civil remedies, including sanctions, fines and penalties, which may be far more severe than if the violation had occurred without the Consent Judgment being in place. Additionally, if we breach the terms of the Consent Judgment, the SEC may petition the Court to vacate the Consent Judgment and restore the SEC’s original action to the active docket for all purposes. If the action were restored, the SEC could use information in the action that we have provided to the USAO, the SEC and other governmental agencies in connection with our cooperation under the Consent Judgment. This would include information provided because of our entry into the Consent Judgment that otherwise may not have been available to the SEC or may otherwise have been subject to privilege.

General

Under both the DPA and the Consent Judgment, we are obligated to undertake a number of internal reforms including but not limited to: adding new management and independent directors; establishing a Compliance Committee of the Board of Directors and an executive disclosure committee; establishing new comprehensive records management policies; taking steps to implement best practices regarding recognition of software license revenue; establishing a comprehensive compliance and ethics program; reorganizing our Finance and Internal Audit Departments; establishing a plan to improve communication with government agencies engaged in inquiries or investigations relating to the Company; enhancing our hotline for employees to report potential violations of the law or other misconduct; and agreeing to the appointment of an Independent Examiner, who is serving a term of 18 months (subject to extension by the USAO and the SEC) and is examining our practices and began issuing reports on such practices to the USAO, the SEC and our Board of Directors beginning in September 2005 and has and will continue to do so quarterly thereafter (for more information about the Independent Examiner and the potential extension of this term, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Significant Business Events”). We have taken many steps to carry out these internal reforms (for more information about our reforms, see Note 7, “Commitments and Contingencies”, in the Notes to the Consolidated

Financial Statements). In the short-term, we cannot gauge what impact, if any, the adoption of these reforms (including the reports of the Independent Examiner) may have on our business, financial condition, results of operations and cash flow or any diversion of management attention and employee resources from core business functions or opportunities that may result.

If it were determined that we breached the terms of the DPA or the Consent Judgment, we cannot predict the scope, timing or outcome of the actions that would be taken by the USAO or the SEC. These actions could include the institution of administrative, civil injunctive or criminal proceedings, the imposition of fines and penalties, which may be significant, suspensions or debarments from government product and/or services contracts, and other remedies and sanctions, any of which could lead to an adverse impact on our credit ratings and ability to obtain financing, an adverse impact on our stock price, loss of additional senior management, the inability to attract or retain key employees and the loss of customers. In addition, our employees could potentially commit illegal acts which, under the law, may be ascribed to us under certain circumstances. We cannot predict what impact, if any, these matters may have on our business, financial condition, results of operations and cash flow.

Moreover, under both the DPA and the Consent Judgment, we are obligated to cooperate with the government in its ongoing investigations of past conduct. While we do not anticipate any further material adjustments to our financial statements for completed periods arising from those investigations, the processes described above have not been fully completed and we may be required to take additional remedial measures.

Changes to compensation of our sales organization could adversely affect our business, financial condition, operating results and cash flow.

We may update our compensation plans for the sales organization from time to time in order to align the sales force with the Company’s economic interests. Under the terms of the sales compensation agreements, management seeks to retain broad discretion to change or modify various aspects of the plan such as quotas or territory assignments. The ability to exercise this discretion is governed by the laws of numerous countries and states within the U.S. in which CA operates. Where CA does exercise such discretion, the changes may lead to outcomes that are not anticipated or intended and may impact our cost of doing business and/or employee morale, all of which could adversely affect our business, financial condition, operating results and cash flow. We modified our commission plans for fiscal year 2006 which led to substantial unforeseen expenses. The commission plans for fiscal year 2007, while revised, continue to be reviewed and may be subject to risks similar to those identified above. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, for how changes made to the commission plan for fiscal year 2006 impacted results. Refer to Item 9A, “Controls and Procedures”, for additional information relating to the Company’s identification of a material weakness associated with sales commissions for fiscal year 2006.

Failure to expand our channel partner programs related to the sale of CA solutions may result in lost sales opportunities, increases in expenses and weakening in our competitive position.

We sell CA solutions through system integrators and value-added resellers in channel partner programs that require training and expertise to sell these solutions, and global penetration to grow these aspects of our business. The failure to expand these channel partner programs and penetrate these markets may adversely impact our success with channel partners, resulting in lost sales opportunities and an increase in expenses, as well as weaken our competitive position.

If we do not adequately manage and evolve our financial reporting and managerial systems and processes, including the successful implementation of our enterprise resource planning software from SAP AG, our ability to manage and grow our business may be harmed.

Our ability to successfully implement our business plan and comply with regulations requires effective planning and management systems and processes. We will need to continue to improve existing and implement new operational and financial systems, procedures and controls to manage our business effectively in the future. As a result, we have licensed enterprise resource planning (ERP) software from SAP AG and have begun a process to expand and upgrade our operational and financial systems. Phase one of the implementation was completed in April 2006 and included operating activities in North America and worldwide human resources. Any delay in the implementation of, or disruption in the transition to, our new or enhanced systems, procedures or internal controls, could adversely affect our ability to accurately forecast sales demand, manage our supply chain, achieve accuracy in the conversion of electronic data and records, and report financial and management information, including the filing of our quarterly or annual reports with the SEC, on a timely and accurate basis. As a result of the conversion from prior systems and processes, data integrity problems may be discovered that if not corrected could impact our business or financial results. In addition, as we add functionality to the ERP software and complete implementations in other geographic regions, new issues could arise that we have not foreseen. Such issues could adversely affect our ability to do, among other things, the following in a timely manner: provide quotes; take customer orders; ship products; provide services and support to our customers; bill and track our customers; fulfill contractual obligations; and otherwise run our business. Failure to properly or adequately address these issues could result in the diversion of management’s attention and resources, impact our ability to manage our business and negatively impact our results of operations, cash flows and stock price.

We may encounter difficulties in successfully integrating companies and products that we have acquired or may acquire into our existing business and, therefore, such failed integration may adversely affect our infrastructure, market presence, results of operations and stock price.

We have in the past and expect in the future to acquire complementary companies, products, services and technologies. The risks we may encounter include: we may find that the acquired company or assets do not further improve our financial and strategic position as planned; we may have difficulty integrating the operations, personnel and commission plans of the acquired business; we may have difficulty forecasting or reporting results subsequent to acquisitions; we may have difficulty retaining the technical skills needed to provide services on the acquired products; we may have difficulty incorporating the acquired technologies or products with our existing product lines; we may have product liability, customer liability or intellectual property liability associated with the sale of the acquired company’s products; our ongoing business may be disrupted by transition or integration issues; our management’s attention may be diverted from other business concerns; we may be unable to obtain timely approvals from governmental authorities under applicable competition and antitrust laws; we may have difficulty maintaining uniform standards, controls, procedures and policies; our relationships with current and new employees, customers and distributors could be impaired; the acquisition may result in increased litigation risk, including litigation from terminated employees or third parties; and our due diligence process may fail to identify significant issues with the target company’s product quality, financial disclosures, accounting practices, internal control deficiencies, including material weaknesses, product architecture, legal contingencies and other matters. These factors could have a material adverse effect on our business, results of operations, financial condition or cash flows, particularly in the case of a large acquisition or number of acquisitions. To the extent we issue shares of stock or other rights to purchase stock, including options, to pay for acquisitions, existing stockholders’ interests may be diluted and earnings per share may decrease.

We are subject to intense competition in product and service offerings and pricing, and we expect to face increased competition in the future, which could hinder our ability to attract and retain employees and diminish demand for our products and, therefore, reduce our sales, revenue and market presence.

The markets for our products are intensely competitive, and we expect product and service offerings and pricing competition to increase. Some of our competitors have longer operating histories, greater name recognition, a larger installed base of customers in any particular market niche, larger technical staffs, established relationships with hardware vendors and/or greater financial, technical and marketing resources. Competitors for our various products include large technology companies. We also face competition from numerous smaller companies that specialize in specific aspects of the highly fragmented software industry and shareware authors that may develop competing products. In addition, new companies enter the market on a frequent and regular basis, offering products that compete with those offered by us. Moreover, many customers historically have developed their own products that compete with those offered by us. The competition may affect our ability to attract and retain the technical skills needed to provide services to our customers, forcing us to become more reliant on delivery of services through third parties. This, in turn, could increase operating costs and decrease our revenue, profitability and cash flow.

Additionally, competition from any of these sources can result in price reductions or displacement of our products, which could have a material adverse effect on our business, financial condition, operating results and cash flow.

Our competitors include large vendors of hardware or operating system software. The widespread inclusion of products that perform the same or similar functions as our products bundled within computer hardware or other companies’ software products could reduce the perceived need for our products and services, or render our products obsolete and unmarketable. Furthermore, even if these incorporated products are inferior or more limited than our products, customers may elect to accept the incorporated products rather than purchase our products. In addition, the software industry is currently undergoing consolidation as software companies seek to offer more extensive suites and broader arrays of software products, as well as integrated software and hardware solutions. This consolidation may negatively impact our competitive position, which could adversely affect our business, financial condition, operating results and cash flow. Refer to Item 1, “Business — (c) Narrative Description of the Business — Competition”, for additional information.

Failure to adapt to technological change in a timely manner could adversely affect our revenues and earnings.

If we fail to keep pace with technological change in our industry, such failure would have an adverse effect on our revenues and earnings. We operate in a highly competitive industry characterized by rapid technological change, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. During the past several years, many new technological advancements and competing products entered the marketplace. The distributed systems and application management markets in which we operate are far more crowded and competitive than our traditional mainframe systems management markets. Our ability to compete effectively and our growth prospects depend upon many factors, including the success of our existing distributed systems products, the timely introduction and success of future software products, and the ability of our products to interoperate and perform well with existing and future leading databases and other platforms supported by our products. We have experienced long development cycles and product delays in the past, particularly with some of our distributed systems products, and expect to have delays in the future. In addition, we have incurred, and expect to continue to incur, significant research and development costs, as we introduce new products. If there are delays in new product introductions or less-than-anticipated market acceptance of these new products, we will have invested substantial resources without realizing adequate revenues in return, and our revenues and earnings could be adversely affected.

If our products do not remain compatible with ever-changing operating environments we could lose customers and the demand for our products and services could decrease, which would negatively impact sales and revenue.

IBM, HP, Sun Microsystems, EMC and Microsoft are the largest suppliers of systems and computing software and, in most cases, are the manufacturers of the computer hardware systems used by most of our customers. Historically, these operating system developers have modified or introduced new operating systems, systems software and computer hardware. Such new products could, in the future, incorporate features that perform functions currently performed by our products, or could require substantial modification of our products to maintain compatibility with these companies’ hardware or software. Although we have to date been able to adapt our products and our business to changes introduced by hardware manufacturers and system software developers, there can be no assurance that we will be able to do so in the future. Failure to adapt our products in a timely manner to such changes or customer decisions to forego the use of our products in favor of those with comparable functionality contained either in the hardware or operating system could have a material adverse effect on our business, financial condition, operating results and cash flow.

Certain software that we use in daily operations is licensed from third parties and thus may not be available to us in the future, which has the potential to delay product development and production and, therefore, could adversely affect our revenues and profits.

Some of our products contain software licensed from third parties. Some of these licenses may not be available to us in the future on terms that are acceptable to us or allow our products to remain competitive. The loss of these licenses or the inability to maintain any of them on commercially acceptable terms could delay development of future products or the enhancement of existing products. We may also choose to pay a premium price for such a license in certain circumstances where continuity of the product would outweigh the premium cost of the license. We do not consider the revenue from products using software licensed from third parties to be material. However, there can be no assurance that, at a given point of time, any of the above will not have an adverse impact on our business, financial condition, operating results and cash flow.

Certain software we use is from open source code sources which under certain circumstances may lead to increased costs and, therefore, decreased cash flow.

Some of our products contain software from open source code sources. The use of such open source code may subject us to certain conditions, including the obligation to offer our products that use open source code for no cost. We monitor our use of such open source code to avoid subjecting our products to conditions we do not intend. However, the use of such open source code may ultimately subject some of our products to unintended conditions so that we are required to take remedial action that may divert resources away from our development efforts. We believe that the use of such open source code will not have a significant impact on our operations and that our products will be viable after any remediation efforts. However, there can be no assurance that future conditions involving such open source code will not have an adverse impact on our business, financial condition, operating results and cash flow.

Discovery of errors in our software could adversely affect our revenues and earnings and subject us to product liability claims, which may be costly and time consuming.

The software products we offer are inherently complex. Despite testing and quality control, we cannot be certain that errors will not be found in current versions, new versions or enhancements of our products after commencement of commercial shipments. If new or existing customers have difficulty deploying our products or require significant amounts of customer support, our operating margins could be adversely affected. Moreover, we could face possible claims and higher development costs if our software contains undetected errors or if we fail to meet our customers’ expectations. Significant technical challenges also arise with our products because our customers purchase and deploy our products across a variety of computer platforms and integrate them with a number of third-party software applications and databases. These combinations increase our risk further because in the event of a system-wide failure, it may be difficult to determine which product is at fault; thus, we may be harmed by the failure of another supplier’s products. As a result of the foregoing, we could experience:

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

In addition, a product liability claim, whether or not successful, could be time-consuming and costly and thus could have a material adverse affect on our business, financial condition, operating results and cash flow.

Our credit ratings have been downgraded and could be downgraded further which would require us to pay additional interest under our credit agreement and could adversely affect our ability to borrow in the future.

Subsequent to the announcement of our delayed filing of the Form 10-K beyond its extended due date of June 29, 2006 and our $2 billion stock buy back program, Moody’s Investor Service (Moody’s) placed the Ba1 ratings of our senior unsecured notes under review for possible downgrade, Standard and Poor’s (S&P) lowered its ratings to BB and placed our senior unsecured notes on CreditWatch with negative implications, and Fitch Ratings (Fitch) downgraded our rating to BB+ with negative outlook.

Moody’s, S&P, Fitch or any other credit rating agency may further downgrade or take other negative action with respect to our credit ratings in the future. If our credit ratings are further downgraded or other negative action is taken, we would be required to, among other things, pay additional interest under our credit agreement, if it is utilized. Any downgrades could affect our ability to obtain additional financing in the future and may affect the terms of any such financing. This could have a material adverse effect on our business, financial condition, operating results and cash flow.

We have a significant amount of debt and failure to generate sufficient cash as our debt becomes due or to renew credit lines prior to their expiration may adversely affect our business, financial condition, operating results and cash flow.

As of March 31, 2006, we had approximately $1.81 billion of debt outstanding, consisting of unsecured fixed-rate senior note obligations and convertible senior notes. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Commitments”, for the payment schedule of our long-term debt obligations, inclusive of interest. We expect that existing cash, cash equivalents, marketable securities, cash provided from operations and our bank credit facilities will be sufficient to meet ongoing cash requirements. However, failure to generate sufficient cash as our debt becomes due or to renew credit lines prior to their expiration may adversely affect our business, financial condition, operating results and cash flow.

Failure to protect our intellectual property rights would weaken our competitive position.

Our future success is highly dependent upon our proprietary technology, including our software. Failure to protect such technology could lead to our loss of valuable assets and competitive advantage. We protect our proprietary information through the use of patents, copyrights, trademarks, trade secret laws, confidentiality procedures and contractual provisions. Notwithstanding our efforts to protect our proprietary rights, policing unauthorized use or copying of our proprietary information is difficult. Unauthorized use or copying occurs from time to time and litigation to enforce intellectual property rights could result in significant costs and diversion of resources. Moreover, the laws of some foreign jurisdictions do not afford the same degree of protection to our proprietary rights as do the laws of the United States. For example, we rely on “shrink-wrap” or “click-on” licenses which may be unenforceable in whole or in part in some jurisdictions in which we operate. In addition, patents we have obtained may be circumvented, challenged, invalidated or designed around by other companies. If we do not adequately protect our intellectual property for these or other reasons our business, financial condition, operating results and cash flow could be adversely affected. Refer to “Item 1, Business — (c) Narrative Description of the Business — Technological Expertise”, for additional information.

We may become dependent upon large transactions and the failure to close such transactions could adversely affect our business, financial condition, operating results and cash flow.

We have historically been dependent upon large-dollar enterprise transactions with individual customers. As a result of the flexibility afforded by our business model, we anticipate that there will be fewer of these transactions in the future. There can be no assurances, however, that we will not be reliant on large-dollar enterprise transactions in the future, and the failure to close such transactions could adversely affect our business, financial condition, operating results and cash flow.

Our customers’ data centers and IT environments may be subject to hacking or other breaches, harming the market perception of the effectiveness of our products.

If an actual or perceived breach of our customers’ network security occurs, allowing access to our customers’ data centers or other parts of their IT environments, regardless of whether the breach is attributable to our products, the market perception of the effectiveness of our products could be harmed. Because the techniques used by computer hackers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. Alleviating any of these problems could require significant expenditures of our capital and diversion of our resources from development efforts. Additionally, these efforts could cause interruptions, delays or cessation of our product licensing, or modification of our software, which could cause us to lose existing or potential customers, adversely affecting our business, financial condition, operating results and cash flow.

Our software products, data centers and IT environments may be subject to hacking or other breaches, harming the market perception of the effectiveness of our products.

Although we believe we have sufficient controls in place to prevent intentional disruptions, we expect to be an ongoing target of attacks specifically designed to impede the performance of our products. Similarly, experienced computer programmers, or hackers, may attempt to penetrate our network security or the security of our data centers and IT environments and misappropriate proprietary information or cause interruptions of our services. If these intentionally disruptive efforts are successful, our activities could be adversely affected, our reputation and future sales could be harmed and our business, financial condition, operating results and cash flow could be adversely affected.

General economic conditions may lead our customers to delay or forgo technology upgrades which could adversely affect our business, financial condition, operating results and cash flow.

Our products are designed to improve the productivity and efficiency of our customers’ information processing resources. However, a general slowdown in the world economy or a particular region, particularly with respect to discretionary spending for software, could cause customers to delay or forgo decisions to license new products, to upgrade their existing environments or to acquire services, which could adversely affect our business, financial condition, operating results and cash flow.

The use of third-party microcode could negatively impact our product development.

We anticipate ongoing use of microcode or firmware provided by hardware manufacturers. Microcode and firmware are essentially software programs embedded in hardware and are, therefore, less flexible than other types of software. We believe that such continued use will not have a significant impact on our operations and that our products will remain compatible with any changes to such code. However, there can be no assurance that future technological developments involving such microcode will not have an adverse impact on our business, financial condition, operating results and cash flow.

We may lose access to third-party operating systems which would adversely affect future product development.

In the past, certain of our licensees using proprietary operating systems were furnished with “source code”, which makes the operating system understandable to programmers; “object code”, which directly controls the hardware; and other technical documentation. Since the availability of source code facilitated the development of systems and applications software, which must interface with the operating systems, independent software vendors, such as us, were able to develop and market compatible software. Microsoft, IBM and other vendors have a policy of restricting the use or availability of the source code for some of their operating systems. To date, this policy has not had a material effect on us. Some companies, however, may adopt more restrictive policies in the future or impose unfavorable terms and conditions for such access. These restrictions may, in the future, result in higher research and development costs for us in connection with the enhancement and modification of our existing products and the development of new products. Although we do not expect that such restrictions will have this adverse effect, there can be no assurances that such restrictions or other restrictions will not have a material adverse effect on our business, financial condition, operating results and cash flow.

The markets for some or all of our key product areas may not grow.

Our products are aligned by software business unit. Our business units consist of Enterprise Systems Management, Security Management, Storage Management, Business Service Optimization and the CA Products Group — which encompass solutions from a number of CA brands that fall outside of our core areas of systems and security management. Some or all of these areas may not grow, may decline in growth, or customers may decline or forgo use of products in some or all of these product areas. This is particularly true in newly emerging areas. A decline in sales in these product areas could result in decreased demand for our products and services, which would adversely impact our business, financial condition, operating results and cash flow.

Third parties could claim that our products infringe their intellectual property rights which could result in significant litigation expense or settlement with unfavorable terms that could adversely affect our business, financial condition, operating results and cash flow.

From time to time we receive notices from third parties claiming infringement of various forms of their intellectual property. Investigation of these claims, whether with or without merit, can be expensive and could affect development, marketing or shipment of our products. As the number of software patents issued increases, it is likely that additional claims, with or without merit, will be asserted. Defending against such claims is time-consuming and could result in significant litigation expense or settlement with unfavorable terms that could adversely affect our business, financial condition, operating results and cash flow.

Fluctuations in foreign currencies could result in translation losses.

Most of the revenue and expenses of our foreign subsidiaries are denominated in local currencies. Given the relatively long sales cycle that is typical for many of our products, foreign currency fluctuations could result in substantial changes due to the foreign currency impact upon translation of these transactions into U.S. dollars. Additionally, fluctuations of the exchange rates of foreign currencies against the U.S. dollar can affect our revenue within those markets, all of which may adversely impact our business, financial condition, operating results and cash flow.

Our stock price is subject to significant fluctuations.

Our stock price is subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant license agreements, changes in earnings estimates by analysts, announcements related to accounting issues, announcements of technological innovations or new products by us or our competitors, changes in domestic and international economic and business conditions, general conditions in the software and computer industries and other events or factors. In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price of many companies in industries that are similar or related to those in which we operate and that have been unrelated to the operating performance of these companies. These market fluctuations have in the past adversely affected and may continue to adversely affect the market price of our common stock, which in turn could affect the value of our stock-based compensation and our ability to retain and attract key employees.

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

In August 2001, a World Trade Organization (WTO) dispute panel determined that the tax provisions of the FSC Repeal and Extraterritorial Income Exclusion Act of 2000 (ETI) constitute an export subsidy prohibited by the WTO Agreement on Subsidies and Countervailing Measures. The U.S. government appealed the panel’s decision and lost its appeal. On March 1, 2004, the European Union (EU) began imposing retaliatory tariffs on a specified list of U.S. — source goods. In order to comply with international trade rules, the American Jobs Creation Act of 2004 (the Act) repealed the current tax treatment for ETI. The Act replaces the ETI provisions with a domestic manufacturing deduction and includes transition provisions for the ETI phase-out. We are reviewing the provisions of the Act and the impact on our effective tax rate. The WTO challenged the Act, claiming that the transition relief and grandfathering provisions of the Act amounted to a continuation of the ETI export subsidy. On February 13, 2006, the Appellate Body of the WTO agreed that the Act violated international free-trade rules. As a result, the EU announced that by May 14, 2006 it would reinstate retaliatory tariffs that had been previously lifted. In order to comply with international free-trade rules, The Tax Increase Prevention and Reconciliation Act of 2005 (TIPRA) repealed certain provisions of the Act found to be objectionable by the EU. In response to TIPRA, the EU announced it would withdraw the retaliatory sanctions that were to have resumed May 16, 2006.

Other potential tax liabilities may adversely affect our results.

We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and accruals. Should additional taxes be assessed as a result of an audit or litigation, a material effect on our income tax provision and net income in the period or periods in which that determination is made could result. In the fourth quarter of fiscal year 2006, we determined that we did not properly calculate certain tax charges and accordingly had to adjust such charges. Refer to Item 9A, “Controls and Procedures”, for additional information.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our principal real estate properties are located in areas necessary to meet sales and operating requirements. All of the properties are considered to be both suitable and adequate to meet current and anticipated operating requirements.

As of March 31, 2006, we leased 112 facilities throughout the United States and 146 facilities outside the United States. Our lease obligations expire on various dates with the longest commitment extending to 2023. We believe all of our leases will be renewable at our option as they become due.

In the United States, we own an approximately 850,000 square foot corporate headquarters in Islandia, New York, an approximately 100,000 square foot distribution center in Central Islip, New York, as well as an approximately 15,000 square foot facility in Greensville, South Carolina. We own one facility in Germany totaling approximately 100,000 square feet, two facilities in Italy which total approximately 140,000 square feet, and an approximately 215,000 square foot European headquarters in the United Kingdom.

We periodically review the benefits of owning our properties. On occasion, we enter into sale-leaseback transactions and use the proceeds to fund strategic actions such as acquisitions, product development, or stock-repurchases. Depending upon the strategic importance of a particular location and management’s long-term plans, the duration of the initial lease term in sale-leaseback transactions may vary.

We own and lease various computer, telecommunications, electronic, and transportation equipment. We also lease mainframe and distributed computers at our facilities in Islandia, New York, and Lisle, Illinois. This equipment is used for internal product development, technical support efforts, and administrative purposes. We consider our computer and other equipment to be adequate for our current and anticipated needs. Refer to “Contractual Obligations” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 7, “Commitments and Contingencies”, in the Notes to the Consolidated Financial Statements for information concerning lease obligations.

Item 3.	Legal Proceedings.

Refer to Note 7, “Commitments and Contingencies”, in the Notes to the Consolidated Financial Statements for information regarding legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Executive Officers of the Registrant.

The name, age, present position, and business experience of our executive officers as of July 31, 2006, are listed below:

Name	Age	Position

John A. Swainson	52	President, Chief Executive Officer, and Director
Russell M. Artzt	59	Executive Vice President, Products
James Bryant	62	Executive Vice President and Chief Administrative Officer
Michael J. Christenson	47	Executive Vice President and Chief Operating Officer
Robert G. Cirabisi	42	Acting Chief Financial Officer, Senior Vice President and Corporate Controller
Donald Friedman	60	Executive Vice President and Chief Marketing Officer
Andrew Goodman	47	Executive Vice President, Worldwide Human Resources
Kenneth V. Handal	57	Executive Vice President, General Counsel and Corporate Secretary
Gary Quinn	45	Executive Vice President, Indirect Sales/Channel Partners
Patrick J. Gnazzo	59	Senior Vice President, Business Practices, and Chief Compliance Officer
Alan F. Nugent	51	Senior Vice President and Chief Technology Officer
Una O’Neill	36	Senior Vice President, Technology Services
Mary Stravinskas	46	Senior Vice President and Treasurer

Mr. Swainson has been Chief Executive Officer of the Company since February 2005 and President and Director since November 2004. From November 2004 to February 2005, he served as the Company’s Chief Executive Officer-elect. From July to November 2004, Mr. Swainson was Vice President of Worldwide Sales and Marketing of IBM Corporation’s Software Group, responsible for selling its diverse line of software products through multiple channels. From 1997 to July 2004, he was General Manager of the Application Integration and Middleware division of IBM Corporation’s Software Group, a division he started in 1997. Mr. Swainson joined the Company in November 2004.

Mr. Artzt has been an Executive Vice President of the Company since April 1987 and Executive Vice President of Products since 2004. From April 2002 to 2004, he served as Executive Vice President — eTrust Solutions and from 1987 to March 2002, he served as Executive Vice President, Research and Development. Mr. Artzt joined the Company in June 1976.

Mr. Bryant has been Executive Vice President and Chief Administrative Officer of the Company since June 2006. From 2005 to June 2006, he was a member of Common Angels, a Boston-based investment group that provides funding and mentoring for high technology start-ups; from 2003 to June 2006 he was a Selectman for the Town of Hamilton, Massachusetts; and from 1994 to 2002, he served as Vice President of Finance in the Software Group at IBM. Mr. Bryant joined the Company in June 2006.

Mr. Christenson has been Executive Vice President and Chief Operating Officer of the Company since April 2006. From February 2005 to April 2006, he served as Executive Vice President of Strategy and Business Development. Mr. Christenson retired in 2004 from Citigroup Global Markets, Inc. after a 23 year career as an investment banker where he was responsible for that company’s Global Private Equity Investment Banking, North American Regional Investment Banking, and Latin American Investment Banking. In addition, he was a member of the Operating Committee of the Global Investment Banking Division and the Investment Committee of SSB Capital Partners. Prior to these roles, he served as head of Citigroup’s Global Technology Investment Banking and Global Media Investment Banking. Mr. Christenson joined the Company in February 2005.

Mr. Cirabisi has been acting Chief Financial Officer since May 2006 and Senior Vice President and Corporate Controller of the Company since July 2005. From July 2004 to June 2005, he served as Senior Vice President and Chief Accounting Officer; from April 2002 to July 2004, he served as Vice President of Investor Relations; and from May 2000 to April 2002, he was U.S. Controller. Mr. Cirabisi joined the Company in May 2000.

Mr. Friedman has been Executive Vice President and Chief Marketing Officer of the Company since April 2005. From September 2001 to April 2005, he provided management and marketing consulting services to technology companies and from December 2000 through September 2001 he was President and CEO of Sheldahl Inc., a provider of interconnect products and flexible circuit board technologies. Mr. Friedman joined the Company in April 2005.

Mr. Goodman has been Executive Vice President of Worldwide Human Resources of the Company since July 2005. From July 2002 to July 2005, he served as Senior Vice President of Human Resources. Prior to joining the Company, Mr. Goodman was First Vice President of Global Technology Group Human Resources at Merrill Lynch & Co., Inc. Mr. Goodman joined the Company in July 2002.

Mr. Handal has been Executive Vice President and General Counsel of the Company since July 2004 and Corporate Secretary since April 2005. From 1996 to July 2004, Mr. Handal served as Associate General Counsel for the Altria family of companies, which includes Kraft Foods and Philip Morris. Mr. Handal joined the Company in July 2004.

Mr. Quinn has been Executive Vice President, Indirect Sales/Channel Partners since May 2006. From April 2005 to May 2006, he served as Executive Vice President for SMB (Small to Medium-Sized Business) and Consumer; from April 2004 to March 2005, he served as Executive Vice President of Partner Advocacy; from April 2001 to April 2004, he served as an Executive Vice President of Sales for EMEA, Latin America, and the North American Channel business; and from April 1998 to April 2001, he served as an Executive Vice President — Global Information and Administrative Services. Mr. Quinn joined the Company in December 1985.

Mr. Gnazzo has been Senior Vice President, Business Practices and Chief Compliance Officer of the Company since January 2005. From February 1993 through January 2005, he was Vice President, Business Practices and Chief Compliance Officer at United Technologies Corporation. Mr. Gnazzo joined the Company in January 2005.

Mr. Nugent has been Chief Technology Officer since June 2006 and Senior Vice President and General Manager of our Enterprise Systems Management Business Unit since April 2005. From March 2002 to April 2005, he served as Senior Vice President and Chief Technology Officer of Novell, Inc., and from November 2000 to March 2002, he served as Executive Vice President, Chief Technology Officer and Chief Information Officer of Vectant, Inc., a

subsidiary of the Marubeni Corporation, a provider of data and telecommunications services. Mr. Nugent joined the Company in April 2005.

Ms. O’Neill has been Senior Vice President and General Manager of CA Technology Services since April 2003. From April 2002 to April 2003, she served as Senior Vice President of Worldwide Pre-Sales and prior thereto served as a Vice President of Pre-Sales Consulting within Europe, the Middle East and Africa. Ms. O’Neill joined the Company in November 1994.

Ms. Stravinskas has been Senior Vice President of the Company since October 2003 and Treasurer since May 2001. Ms. Stravinskas joined the Company in February 1986.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange. The following table sets forth, for the fiscal quarters indicated, the quarterly high and low closing sales prices on the New York Stock Exchange:

	Fiscal Year 2006		Fiscal Year 2005
	High	Low	High	Low

Fourth Quarter	$29.36	$26.75	$30.82	$26.42
Third Quarter	$29.45	$26.25	$31.52	$26.03
Second Quarter	$29.37	$26.24	$27.67	$22.61
First Quarter	$29.28	$26.80	$29.17	$25.30

On March 31, 2006, the closing price for our common stock on the New York Stock Exchange was $27.21. At March 31, 2006 we had approximately 12,037 stockholders of record.

We have paid cash dividends each year since July 1990. For fiscal year 2005, we paid a dividend of $0.08 per share. Beginning in fiscal year 2006 we increased our annual cash dividend to $0.16 per share, which has been paid out in quarterly installments of $0.04 per share as and when declared by the Board of Directors.

Purchases of Equity Securities by the Issuer

The following table sets forth, for the months indicated, our purchases of common stock in the fourth quarter of fiscal year 2006.

				Approximate
			Total Number	Dollar Value
			of Shares	of Shares that
			Purchased as	May Yet Be
	Total Number	Average	Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans
Period	Purchased	per Share	or Programs	or Programs
	(in thousands, except average price paid per share)

January 2006	2,169	$28.64	2,169	$171,964
February 2006	2,348	$27.23	2,348	$107,978
March 2006	3,593	$27.23	3,593	$600,000

Total	8,110		8,110

Our corporate buyback program was originally announced in August 1990 (the 1990 Program) and has been subsequently amended by the Board of Directors from time to time to increase the number of shares of our common stock we have been authorized to repurchase. In April 2005, the Board of Directors authorized the repurchase of up to $400 million in shares of Company stock during fiscal year 2006 (the Fiscal 2006 Program), subject to the share limits imposed under the 1990 Program. Repurchases during fiscal year 2006 through October 24, 2005 were made under the Fiscal 2006 Program. Effective October 25, 2005, the Board of Directors amended the Fiscal 2006 Program to authorize us to spend up to $600 million to repurchase shares of Company stock during fiscal year 2006, representing a $200 million increase in the amount previously authorized for expenditure in fiscal year 2006 for stock repurchases (the amended Fiscal 2006 Program). As part of the approval of the amended Fiscal 2006 Program, the Board of Directors terminated the 1990 Program and resolved that the Board of Directors would henceforth express its authorization to management to repurchase shares of Company stock only in dollars, and not in shares, as had been the case under the 1990 Program.

In March 2006, CA announced that its Board of Directors had authorized a $600 million common stock repurchase plan for its fiscal year 2007, beginning April 1, 2006. The plan called for quarterly common stock buybacks of $150 million, which were to be made in the open market or in private transactions.

On June 26, 2006, the Board of Directors authorized a new $2 billion common stock repurchase plan for fiscal year 2007 which will replace the prior $600 million common stock repurchase plan.

Item 6.	Selected Financial Data.

The information set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in this Form 10-K. The information presented in the following tables has been adjusted to reflect the restatement of the Company’s financial results which is more fully described in the “Explanatory Note — Restatements” immediately preceding Part I of this Form 10-K and in Note 12, “Restatements”, in the Notes to the Consolidated Financial Statements.

	Year Ended March 31,
	2006	2005(1)	2004(1)	2003(1)	2002(1)
		(restated)	(restated)	(restated)	(restated)
	(in millions, except per share amounts)

STATEMENT OF OPERATIONS DATA
Revenue	$3,796	$3,603	$3,332	$3,057	$2,910
Income (loss) from continuing operations(2)	156	26	(89)	(372)	(1,220)
Basic income (loss) from continuing operations per share	0.27	0.04	(0.15)	(0.65)	(2.11)
Diluted income (loss) from continuing operations per share	0.26	0.04	(0.15)	(0.65)	(2.11)
Dividends declared per common share	0.16	0.08	0.08	0.08	0.08

	March 31,
	2006	2005(1)	2004(1)	2003(1)	2002(1)
		(restated)	(restated)	(restated)	(restated)
	(in millions)

BALANCE SHEET AND OTHER DATA
Cash provided by continuing operating activities	$1,380	$1,527	$1,279	$1,310	$1,241
Working (deficit) capital(3)(4)	(729)	133	635	(327)	37
Total assets(4)	10,438	11,396	10,862	11,417	12,493
Deferred subscription value(5)	5,415	5,486	4,354	3,959	3,548
Long-term debt (less current maturities)	1,810	1,810	2,298	2,298	3,334
Stockholders’ equity	4,680	5,042	4,919	4,567	4,763

(1)	As disclosed under the “Explanatory Note — Restatements” immediately preceding Part I, Item 1 of this Form 10-K, the Company has restated certain financial data for the fiscal years ended March 31, 2005, 2004, 2003, and 2002. The effects on revenue related to these restatements were: for fiscal year 2005, an increase of $43 million and for fiscal year 2004, an increase of $12 million. The net effects on income (loss) from continuing operations related to these restatements were: for fiscal year 2005, an increase of $28 million; for fiscal year 2004, a decrease of $8 million; for fiscal year 2003, a decrease of $32 million; and for fiscal year 2002, a decrease of $62 million. Refer to Note 12, “Restatements”, in the Notes to the Consolidated Financial Statements for additional information.

(2)	In fiscal year 2006, we incurred after-tax charges of approximately $54 million for restructuring and other costs and an after-tax benefit of approximately $5 million relating to the gain on the divestiture of assets that were contributed during the formation of Ingres Corp. We also incurred an after-tax charge of approximately $18 million for write-offs of in-process research and development costs due to our recent acquisitions. In fiscal year 2005, we incurred an after-tax charge of approximately $144 million related to the shareholder litigation and government investigation settlements, a tax expense charge of $55 million related to the planned repatriation of $500 million in cash under the American Jobs Creation Act of 2004, and an after-tax charge of approximately $17 million for severance and other expenses in connection with a restructuring plan. Refer to “Shareholder Litigation and Government Investigation Settlement,” “Income Taxes,” and “Restructuring Charge” within Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” had the effect of prospectively eliminating the amortization of goodwill and certain other intangible assets beginning on April 1, 2002. Refer to Note 1, “Significant Accounting Policies — Goodwill”, in the Notes to the Consolidated Financial Statements for additional information. We amortized goodwill and assembled workforce for fiscal year 2002 of $458 million.

(3)	Current liabilities include deferred subscription revenue (collected) — current of approximately $1.52 billion, $1.41 billion, $1.21 billion, $0.92 billion and $0.58 billion for the fiscal years ended March 31, 2006, 2005, 2004, 2003 and 2002, respectively. Also included in current liabilities is deferred maintenance revenue of approximately $0.25 billion, $0.27 billion, $0.29 billion, $0.32 billion, and $0.46 billion for the fiscal years ended March 31, 2006, 2005, 2004, 2003 and 2002, respectively.

(4)	Certain prior year balances have been reclassified to conform to the current year’s presentation. Refer to Note 1, “Significant Accounting Policies — Reclassifications”, in the Notes to the Consolidated Financial Statements for additional information.

(5)	See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, for details.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) is intended to provide an understanding of our financial condition, change in financial condition, cash flow, liquidity, and results of operations. The information below has been adjusted to reflect the restatement of the Company’s financial results which is more fully described in the “Explanatory Note — Restatements” immediately preceding Part I of this Form 10-K and in Note 12, “Restatements”, in the Notes to the Consolidated Financial Statements.

Business Overview

We are one of the world’s largest providers of IT management software. Our software and expertise enables customers to better manage their complex IT infrastructures across systems and networks, security and storage solutions.

Our technology solutions are comprehensive, integrated, real-time and open. They are not tied to any one platform, but instead make it possible for customers to manage all of the computers, networks and other technologies that comprise their computing environments. In turn, this helps customers better manage the investments they have made in IT rather than having to “rip and replace” them. As a result, customers gain flexibility. They can manage risk, manage cost, increase service and better align their IT investments with the needs of their organization.

We pursue a number of high-growth areas with our products, including network and systems management, security and storage. Our solutions are designed for both mainframe and distributed environments, each of which comprise about half of our revenue.

The CA Business Model

As described in greater detail in Item 1, “Business,” of the Company’s Form 10-K, we license our software products directly to customers as well as through distributors, resellers, and VARs. We generate revenue from the following sources: license fees — licensing our products on a right-to-use basis; maintenance fees — providing customer technical support and product enhancements; and service fees — providing professional services such as product implementation, consulting, and education services. The timing and amount of fees recognized as revenue during a reporting period are determined individually by license agreement, based on its duration and specific terms.

Under our business model, we provide customers with the flexibility to license software under month-to-month licenses or to fix their costs by committing to longer-term agreements. We also permit customers to change their software mix as their business and technology needs change, which includes the right to receive software in the future within defined product lines for no additional fee, commonly referred to as unspecified future upgrades. As a result of the right our customers have to receive unspecified future upgrades, as well as maintenance included during the term of the license, we are required under generally accepted accounting principles in the United States of America (GAAP) to recognize revenue from our license agreements evenly on a monthly basis (also known as ratably) over the license term. We believe recognizing license revenue ratably over the term of the license agreement more accurately reflects the earnings process; we also believe that it improves the predictability of our reported revenue streams. Under agreements entered into prior to October 2000 (the prior business model), and as is common practice in the software industry, we did not offer our customers the right to receive unspecified future upgrades. As a result, for most license agreements entered into prior to October 2000, we were required under GAAP to record the present value of the license agreement as revenue at the time the license agreement was signed.

Under our business model, the portion of the contract value that has not yet been recognized creates what we refer to as deferred subscription value. Deferred subscription value is recognized as revenue evenly on a monthly basis over the duration of the license agreements. When recognized, this revenue is reported on the “Subscription revenue” line item on our Consolidated Statements of Operations. If a customer pays for software prior to the recognition of revenue, the amount deferred is reported as a liability entitled “Deferred subscription revenue (collected)” on our Consolidated Balance Sheets.

Not all of our active customer contracts have been transitioned to our business model, which has created what we refer to as a “Transition Period,” during which the license agreements under our prior business model come up for renewal. During this Transition Period, as customer license agreements under our prior business model are renewed under our business model, we are building deferred subscription value related to that customer, from which subscription revenue will be amortized in future periods. Total deferred subscription value, and the associated subscription revenue that comes out of it, may increase over time as we continue to renew customer contracts that were executed under the prior business model, transition acquired company contracts to our business model, sell additional products and capacity to existing customers, and enter into new contracts with new customers. The favorable impact on subscription revenue from the conversion of contracts from our old business model to our new business model will decrease over time as the transition is completed. The remaining balance of unbilled installment receivables that were previously recognized as revenue under our prior business model was $0.76 billion and $1.15 billion at March 31, 2006 and March 31, 2005, respectively.

While the impact of changing from up-front revenue recognition under our prior business model to our current business model resulted in the postponement of the recognition of amounts that previously would have been recognized earlier under the up-front model, we generally did not change our cost structure.

Under both the prior business model and our current business model, customers often pay for the right to use our software products over the term of the associated software license agreement. We refer to these payments as installment payments. While the transition to the current business model has changed the timing of revenue recognition, in most cases it has not changed the timing of how we bill and collect cash from customers. As a result, our cash generated from operations has generally not been affected by the transition to the current business model over the past several years; and we do not expect in the future any significant changes in our cash generated from operations as a result of this transition.

Significant Business Events

The Government Investigation

In fiscal year 2002, the United States Attorney’s Office for the Eastern Division of New York (USAO) and the staff of the Northeast Region of the Securities and Exchange Commission (SEC) commenced an investigation concerning certain of our past accounting practices, including our revenue recognition procedures in periods prior to the adoption of our business model in October 2000.

In September 2004, we reached agreements with the USAO and the SEC by entering into a Deferred Prosecution Agreement (DPA) with the USAO and consenting to the entry of a Final Consent Judgment (Consent Judgment) in a parallel proceeding brought by the SEC in the United States District Court for the Eastern District of New York (the Federal Court). The Federal Court approved the DPA on September 22, 2004 and entered the Consent Judgment on September 28, 2004. The agreements resolved the USAO and SEC investigations into certain of our past accounting practices, including our revenue recognition policies and procedures, and obstruction of their investigations.

Under the DPA, we agreed to establish a $225 million fund for purposes of restitution to our current and former stockholders, with $75 million paid within 30 days of the date of approval of the DPA by the Court, $75 million to be paid within one year after the approval date and $75 million to be paid within 18 months after the approval date. We have made all three payments as of March 31, 2006. We have, among other things, taken the following actions: (1) added three new independent directors to the Board of Directors; (2) established a compliance committee of the Board of Directors by amending the charter of its Audit Committee and renaming it as the Audit and Compliance Committee; (3) appointed a Chief Compliance Officer and began implementation of an enhanced compliance and ethics program; (4) reorganized the Finance and Internal Audit Departments; (5) established an executive disclosure committee chaired by the our chief executive officer; and (6) enhanced our Hotline (now Helpline) and issued our “Compliance and Helpline Policy.” We issued a report on our progress under the DPA and Consent Judgment in the proxy statement filed with the SEC in July 2005. We will report on further progress under the DPA in our 2006 definitive proxy statement to be filed in August 2006.

On March 16, 2005, pursuant to the DPA and Consent Judgment, the United States District Court issued an order appointing attorney Lee S. Richards III, Esq., of Richards Spears Kibbe & Orbe LLP, to serve as Independent Examiner. The Independent Examiner is reviewing our compliance with the DPA and Consent Judgment and issued his six-month report concerning his recommendations regarding best practices on September 15, 2005. On December 15, 2005, March 15, 2006 and June 15, 2006, Mr. Richards issued his first three quarterly reports concerning our compliance with the DPA. Refer to Note 7, “Commitments and Contingencies”, in the Notes to the Consolidated Financial Statements for additional information concerning the government investigation.

Internal Control Issues and Possible Extension of Independent Examiner’s Term of Appointment Under the DPA

As described elsewhere in this Form 10-K, we are restating our financial results for prior fiscal periods as well as current and prior interim periods during fiscal years 2006 and 2005 because we did not properly recognize non-cash stock-based compensation expense, subscription revenue, or sales commission expense for certain periods. In addition, our outside auditors determined that we did not properly calculate our taxes for certain non-routine tax matters in the fourth quarter of fiscal year 2006 and had to adjust them. As a result of these errors and other matters, we have identified material weaknesses in our internal control over financial reporting, as described in Item 9A of this Form 10-K.

Under the DPA, we are obligated, among other things, to take certain steps to improve internal controls and to reorganize our Finance Department. If we have not substantially implemented these and other required reforms for a period of at least two successive quarters before September 30, 2006, the USAO and the SEC may, in their discretion, extend the term of the Independent Examiner. In his Fourth Report dated June 15, 2006, the Independent Examiner expressed the view that, in light of certain internal control issues, which are described further in Item 9A of this Form 10-K, including the fact that we have not yet hired a new chief financial officer, he is no longer able to conclude that we will be able to meet our obligation under the DPA to have improved internal controls and reorganized the Finance Department for two successive quarters prior to September 30, 2006. Consequently, we believe that the term of the Independent Examiner may be extended beyond September 30, 2006. Whether the USAO and the SEC will decide to extend the term or take any other action in connection with the DPA will be made by them in their discretion. We are continuing to review these matters to determine what further steps we should take to address the internal control issues referenced above. On July 28, 2006, we announced that Nancy E. Cooper was named Executive Vice President and Chief Financial Officer of the Company, reporting to our Chief Executive Officer. Her appointment is effective on or about August 15, 2006.

Acquisitions and Divestitures

In March 2006, we acquired the common stock of Wily Technology, Inc. (Wily), a provider of enterprise application management solutions, for a total purchase price of approximately $374 million, or approximately $361 million net of acquired cash and marketable securities. Wily is a provider of enterprise application management software solutions that enable companies to manage their web applications and infrastructure. The acquisition of Wily extends our application management offerings.

In December 2005, we acquired Control F-1 Corporation (Control F-1) for a total purchase price of approximately $14 million. Control F-1 was a privately held provider of support automation solutions that automatically prevent, detect and repair end-user computer problems before they disrupt critical IT services. CA markets the Control-F1 solutions as stand-alone products and has incorporated them into our portfolio of Business Service Optimization solutions, which help customers reduce costs, improve service levels, and better align IT with the business.

In December 2005, we sold our wholly-owned subsidiary MultiGen-Paradigm, Inc. (MultiGen) to Parallax Capital Partners. MultiGen was a provider of real-time, end-to-end 3D solutions for visualizations, simulations and training applications used for both civilian and government purposes. As a result of the sale, we recognized a gain on the disposal of $3 million, net of taxes, which is classified in discontinued operations in the Consolidated Statements of Operations.

In November 2005, we announced an agreement with Garnett & Helfrich Capital, a private equity firm, to create an independent corporate entity, Ingres Corporation. We divested our Ingres open source database unit into Ingres Corporation, in which Garnett & Helfrich Capital is the majority shareholder. As a result of this transaction, we recorded a non-cash pre-tax gain of approximately $7 million in the third quarter of fiscal year 2006.

In October 2005, we completed the acquisition of iLumin Software Services, Inc. (iLumin), a privately held provider of enterprise message management and archiving software, for a total purchase price of approximately $48 million. iLumin’s Assentor product line has been added to our BrightStor solutions.

In July 2005, we acquired Niku Corporation (Niku), a provider of information technology management and governance solutions, for a total purchase price of approximately $345 million, or approximately $282 million net of acquired cash and marketable securities. Niku’s primary software product, Clarity IT-MG, is an integrated suite that spans and strengthens the IT governance offering of our Business Service Optimization business unit to the full IT life cycle, from investment selection, to execution and delivery of initiatives, to results assessment.

In June 2005, we acquired Concord Communications, Inc. (Concord), a provider of network service management software solutions, for a total purchase price of approximately $359 million, or approximately $283 million net of acquired cash and marketable securities. Concord is a provider of infrastructure software principally in the areas of network health, performance, and fault management. We have made Concord’s eHealth and Spectrum software available both as independent products and as integrated components of our Unicenter product portfolio in our Enterprise Systems Management business unit. In connection with the acquisition, we assumed $86 million in 3% convertible senior notes due 2023. In accordance with the notes’ terms, we redeemed (for cash) the notes in full in July 2005.

In November 2004, we completed the acquisition of Netegrity, Inc. (Netegrity), a provider of business security software solutions in the area of access and identity management, for a total purchase price of approximately $455 million, or approximately $358 million net of acquired cash and marketable securities. Netegrity was a provider of business security software, principally in the areas of identity and access management, and we have made Netegrity’s identity and access management solutions available both as independent products and as integrated components of our eTrust Identity and Access Management Suite in our Security Management business unit.

In August 2004, we acquired PestPatrol, Inc. (PestPatrol), a privately held provider of anti-spyware and security solutions, for a total purchase price of approximately $40 million. The products acquired in this transaction were integrated into our eTrust Threat Management software product portfolio in our Security Management business unit. This portfolio protects organizations from diverse Internet dangers such as viruses, spam, and inappropriate use of the Web by employees.

In March 2004, we sold our approximate 90% interest in ACCPAC International, Inc. (ACCPAC). ACCPAC provided accounting, customer relationship management, human resources, warehouse management, manufacturing, electronic data interchange, and point-of-sale software for small and medium-sized businesses. Our net proceeds totaled $104 million for all of our outstanding equity interests in ACCPAC, including options and change of control payments for certain ACCPAC officers and managers. We received approximately $90 million of the net proceeds in fiscal year 2004 and the remainder in fiscal year 2005. As a result of the sale, we realized a gain, net of taxes, of approximately $60 million in fiscal year 2004. In the second quarter of fiscal year 2005, we recorded an adjustment to the gain of $2 million, net of tax, reducing the net gain to $58 million. The sale completed our multi-year effort to exit the business applications market.

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

Our subscription-based business model is unique among our competitors in the software industry and particularly during the Transition Period it is difficult to compare our results for many of our performance indicators with those of our competitors. The following is a summary of the principal quantitative performance indicators that management uses to review performance:

				Percent
For the Year Ended March 31,	2006	2005	Change	Change
		(restated)
		(in millions)

Subscription revenue	$2,838	$2,587	$251	10%
Total revenue	$3,796	$3,603	$193	5%
Subscription revenue as a percent of total revenue	75%	72%	3%	N/A
Deferred subscription value	$5,415	$5,486	$(71)	(1)%
New deferred subscription value (direct)	$2,610	$3,493	$(883)	(25)%
New deferred subscription value (indirect)	$195	$144	$51	35%
Weighted average license agreement duration in years (direct)	3.03	3.10	(.07)	(2)%
Cash from continuing operating activities	1,380	1,527	$(147)	(10)%
Income from continuing operations	156	26	$130	500%

				Percent
As of March 31,	2006	2005	Change	Change
		(in millions)

Total cash, cash equivalents, and marketable securities	$1,865	$3,125	$(1,260)	(40)%
Total debt	$1,811	$2,636	$(825)	(31)%

Analyses of our performance indicators, including general trends, can be found in the “Results of Operations” and “Liquidity and Capital Resources” sections of this MD&A. The performance indicators discussed below are those that we believe are unique because of our subscription-based business model.

Subscription Revenue — Subscription revenue is the ratable revenue recognized in a period from amounts previously recorded as deferred subscription value. If the weighted average life of our license agreements remains constant, an increase in deferred subscription value will result in an increase in subscription revenue.

Deferred Subscription Value — Under our business model, the portion of the license contract value that has not yet been earned creates what we refer to as deferred subscription value. As revenue is ratably recognized (evenly on a monthly basis), it is reported as “Subscription Revenue” on our Consolidated Statements of Operations, and the deferred subscription value attributable to that contract is correspondingly reduced. When recognized as revenue, the amount is reported on the “Subscription revenue” line item in our Consolidated Statements of Operations. If a customer pays for software prior to the recognition of revenue, the amount is reported as a liability entitled “Deferred subscription revenue (collected)” on our Consolidated Balance Sheets. Customers do not always pay for software in equal annual installments over the life of a license agreement. The amount collected under a license agreement for the next twelve months but not yet recognized as revenue is reported as a liability entitled “Deferred subscription revenue (collected) — current” on our Consolidated Balance Sheets. The amount paid under a license agreement for periods subsequent to the next twelve months, which will be recognized as revenue on a monthly basis only in those future years, is reported as a liability entitled “Deferred subscription revenue (collected) — noncurrent” on our Consolidated Balance Sheets. The increase or decrease in current payments attributable to periods subsequent to the next twelve months is reported as an operating activity entitled “Deferred subscription revenue (collected) — noncurrent” in our Consolidated Statements of Cash Flows.

Payments received in the current period that are attributable to later years of a license agreement have a positive impact in the current period on billings and cash provided by continuing operating activities. Accordingly, to the extent such payments are attributable to the later years of a license agreement, the license would provide a correspondingly reduced contribution to billings and cash from operating activities during the license’s later years.

New Deferred Subscription Value — New deferred subscription value represents the total incremental value (contract value) of software licenses sold in a period, which will be accounted for under our subscription model of revenue recognition. In the second quarter of fiscal year 2005, we began offering more flexible license terms to our channel partners’ end users, necessitating ratable recognition of revenue for the majority of our indirect business. Prior to July 1, 2004, such channel license revenue had been recorded up-front on a sell-through basis (when a distributor, reseller, or VAR sells the software product to its customers) and reported on the “Software fees and other” line item in the Consolidated Statements of Operations. New deferred subscription value excludes the value associated with single-year maintenance-only license agreements, license-only indirect sales, and professional services arrangements and does not include that portion of bundled maintenance or unamortized discounts that are converted into subscription revenue upon renewal of prior business model contracts.

New deferred subscription value is what we expect to collect over time from our customers based upon contractual license agreements entered into during a reporting period. This amount is recognized as subscription revenue ratably over the applicable software license term. The license agreements that contribute to new deferred subscription value represent binding payment commitments by customers over periods generally up to three years. Our new deferred subscription value typically increases in each consecutive fiscal quarter, with the fourth quarter being the strongest. However, since new deferred subscription value is impacted by the volume and dollar amount of contracts coming up for renewal and the amount of early contract renewals, the change in new deferred subscription value, relative to previous periods, does not necessarily correlate to the change in billings or cash receipts, relative to previous periods. The contribution to current period revenue from new deferred subscription value from any single license agreement is relatively small, since revenue is recognized ratably over the applicable license agreement term.

Weighted Average License Agreement Duration in Years — The weighted average license agreement duration in years reflects the duration of all software licenses executed during a period, weighted to reflect the contract value of each individual software license. The weighted average duration is impacted by the volume and dollar amount of contracts coming up for renewal, and therefore may change from period to period and will not necessarily correlate to the prior year periods. The annual weighted average duration of 3.03 and 3.10 years for the fiscal years 2006 and 2005, respectively, were derived from the following quarterly new deferred subscription revenue amounts and quarterly weighted average durations in years from our direct business:

	Fiscal Year 2006		Fiscal Year 2005
	New Deferred	Weighted	New Deferred	Weighted
	Subscription	Average	Subscription	Average
	Value from	Duration	Value from	Duration in
	Direct Sales	in Years	Direct Sales	Years
	(in millions)

Fourth Quarter	$969	2.89	$1,469	3.40
Third Quarter	730	3.46	845	2.95
Second Quarter	575	2.92	649	2.90
First Quarter	336	2.70	530	2.75

	$2,610	3.03	$3,493	3.10

We believe license agreement durations averaging approximately three years increase the value customers receive from our software licenses by giving customers the flexibility to vary their software mix as their needs change. We also believe this flexibility improves our customer relationships and encourages greater accountability by us to each of our customers. The increase in the weighted average durations for contracts signed in the fourth quarter of fiscal year 2005 and the third quarter of fiscal year 2006 is due to several individual longer-term contracts signed during those quarters (e.g., four to five years).

Results of Operations

Revenue

The following table presents the percentage of total revenue and the percentage of period-over-period dollar change for the revenue line items in our Consolidated Statements of Operations for the fiscal years ended March 31, 2006, 2005, and 2004. These comparisons of financial results are not necessarily indicative of future results.

	Fiscal Year 2006			Fiscal Year 2005
			Percentage			Percentage
			of			of
	Percentage of		Dollar	Percentage of		Dollar
	Total		Change	Total		Change
	Revenue		2006/	Revenue		2005/
	2006	2005	2005	2005	2004	2004
		(restated)		(restated)	(restated)

Revenue:
Subscription revenue	75%	72%	10%	72%	63%	22%
Maintenance	11%	12%	(2)%	12%	16%	(15)%
Software fees and other	4%	7%	(36)%	7%	10%	(23)%
Financing fees	1%	2%	(42)%	2%	4%	(43)%
Professional services	9%	7%	32%	7%	7%	4%
Total revenue	100%	100%	5%	100%	100%	8%

Total Revenue

Total revenue for the fiscal year ended March 31, 2006 increased $193 million from the fiscal year ended March 31, 2005, to $3.80 billion. This increase was partially a result of the transition to our business model, which contributed additional subscription revenue from the prior fiscal year as we continue to add incremental subscription revenue for contracts that are renewals of prior business model contracts for which revenue was previously recognized up-front for multiple year licenses under our old business model. The increase in total revenue was also partially attributable to the sales of Concord, Niku, iLumin, and Wily products, which contributed approximately $125 million of separately identifiable revenue. It is expected that software fees and other revenue and maintenance revenue attributable to acquisitions will decline as these acquired products transition to our business model and revenue attributable to these acquired products is reported as subscription revenue. In addition, revenue for fiscal year 2006 was negatively impacted by fluctuations in foreign currency exchange rates by approximately $17 million compared with fiscal year 2005. Total revenue in fiscal year 2006 as compared with fiscal year 2005 was negatively impacted by decreases in maintenance and financing fees resulting from how these items are accounted for under our business model. The recognition of maintenance and financing fees under our business model is discussed further under “Subscription Revenue” in this MD&A. Our revenue was further negatively impacted by the fact that since the beginning of the second quarter of fiscal year 2005, revenue from certain contracts in our channel business has been, and continues to be, recorded as new deferred subscription value, which will be ratably recognized into subscription revenue in future periods compared to prior periods when the majority of such revenue was recognized on an up-front basis.

Total revenue for the fiscal year ended March 31, 2005 increased $271 million from the fiscal year ended March 31, 2004, to $3.60 billion. This increase was partially a result of the transition to our business model, which contributed additional subscription revenue from the prior fiscal year. The increase in total revenue was also partially attributable to the sales of Netegrity products which contributed approximately $32 million of revenue in the second half of fiscal year 2005. In addition, as our international contracts are denominated in local currencies, the strengthening of both the euro and the British pound, as well as certain other currencies, against the U.S. dollar increased our revenue by approximately $103 million.

Subscription Revenue

Subscription revenue represents the portion of revenue ratably recognized on software license agreements entered into under our business model. Some of the licenses recorded between October 2000, when our business model was implemented, and the end of fiscal year 2006 continued to contribute to subscription revenue on a monthly, ratable basis. As a result, subscription revenue for fiscal year 2006 includes ratably recognized revenue from contracts recorded in fiscal year 2006, as well as contracts recorded between October 2000 and the end of fiscal year 2005, depending on contract length.

Subscription revenue for the fiscal year ended March 31, 2006 increased $251 million from fiscal year 2005, to $2.84 billion. This increase was predominantly due to a $118 million increase in ratably recognized revenue from the indirect business plus the increase in subscription revenue as a result of renewals of contracts whose revenue was previously recognized on an up-front basis or as part of maintenance fees under our prior business model.

For the fiscal years ended March 31, 2006 and 2005, we added new deferred subscription value related to our direct business of $2.61 billion and $3.49 billion, respectively. The $0.88 billion decrease in fiscal year 2006 as compared to fiscal year 2005 in new deferred subscription value was primarily due to the decrease in early contract renewals resulting from the transition away from a total bookings based compensation structure. In addition, CA signed contract extensions with two customers in the fourth quarter of fiscal year 2005 that added approximately $390 million in aggregate to new deferred subscription value in the period. We also recorded $195 million of new deferred subscription value for the fiscal year ended March 31, 2006 related to our indirect business, which increased 35% from the $144 million added in the prior fiscal year.

Licenses executed under our business model for our direct business had weighted average durations of 3.03 years and 3.10 years, for the fiscal years ended March 31, 2006 and 2005, respectively. Annualized new deferred subscription value represents the total value of all new software license agreements entered into during a period divided by the weighted average life of all such license agreements recorded during the same period. The annualized new deferred subscription value for the subscriptions booked in the direct business during the fiscal year 2006 decreased approximately $266 million, or 24% from the comparable prior fiscal year to approximately $861 million.

Subscription revenue for the fiscal year ended March 31, 2005 increased $474 million from fiscal year 2004, to $2.59 billion. For the fiscal years ended March 31, 2005 and 2004, we added new deferred subscription value related to our direct business of $3.49 billion and $2.29 billion, respectively. Licenses executed under our business model in the years ended March 31, 2005 and 2004 had weighted average durations of 3.1 and 2.8 years, respectively. Annualized deferred subscription value related to our direct business increased approximately $301 million, or 36%, for the fiscal year ended March 31, 2005 over the comparable prior fiscal year to $1.13 billion. In addition, we recorded $144 million of new deferred subscription value for the fiscal year ended March 31, 2005 related to our indirect business. Subscription revenue was further increased as a result of renewals of contracts whose revenue was previously recognized on an up-front basis or as part of maintenance fees under our prior business model.

Under the prior business model, maintenance revenue was separately identified and was reported on the “Maintenance” line item in the Consolidated Statements of Operations. Under our business model, maintenance that is bundled with product sales is not separately identified in our customers’ license agreements and therefore is included within the “Subscription revenue” line item in the Consolidated Statements of Operations. Under the prior business model, financing revenue was also separately identified in the Consolidated Statements of Operations. Under our business model, financing fees are no longer applicable and the entire contract value is now recognized as subscription revenue over the term of the contract. The quantification of the impact that each of these factors had on the increase in subscription revenue is not determinable.

Maintenance

Maintenance revenue for the fiscal year ended March 31, 2006 decreased $11 million, or 3%, from the comparable prior year to $430 million. This decrease in maintenance revenue is a result of our transition to, and increased number of license agreements under, our business model, where maintenance revenue is bundled along with license revenue, and is reported on the “Subscription revenue” line item in the Consolidated Statements of Operations. The combined maintenance and license revenue on these types of license agreements is recognized ratably on a monthly basis over the term of the agreement under our business model. We cannot quantify the impact that our transition to the new business model had on maintenance revenue since maintenance bundled with software licenses under our business model is not separately identifiable. Maintenance revenue from our indirect business declined $5 million from the comparable prior period to $54 million. Partially offsetting these declines was an increase of $49 million associated with acquisitions completed prior to March 31, 2006.

Maintenance revenue for the fiscal year ended March 31, 2005 decreased $79 million, or 15% from the prior year predominantly due to the transition of maintenance-only licenses to subscription licenses, partially offset by a $36 million increase in maintenance revenue from the indirect business from the comparable prior period to $59 million.

Software Fees and Other

Software fees and other revenue consist of revenue related to distribution and OEM channel partners (sometimes referred to as our “indirect” or “channel” revenue) that has been recorded on an up-front sell-through basis, revenue associated with acquisitions prior to the transition to our business model, revenue from joint ventures, royalty revenues and other revenue. Revenue related to acquisitions is initially recorded on the acquired company’s systems generally under a perpetual or up-front model, and is typically converted to our ratable model within the first fiscal year after the acquisition. As these contracts are renewed under our business model, revenue is recognized ratably on a monthly basis over the term of the agreement.

For the fiscal year ended March 31, 2006, software fees and other revenue decreased $92 million from the fiscal year ended March 31, 2005, to $162 million. This reduction is due to a $53 million decrease in prior business model revenue, as ratable revenue from new business model contracts was recorded as subscription revenue in the Consolidated Statements of Operations. Additionally, we experienced a decrease in indirect revenue associated with the transition to our subscription model in July 2004 which represented a $50 million reduction from the prior year as more revenue was deferred as these indirect contracts were renewed. These decreases were offset by other revenue increases of approximately $11 million.

For the fiscal year ended March 31, 2005, software fees and other revenue decreased $77 million from the fiscal year ended March 31, 2004, to $254 million. This reduction is due to the decrease in indirect revenue associated with the transition to our subscription model in July 2004 which represented a $128 million reduction from the prior year as more revenues were deferred as the contracts were renewed. These decreases were partially offset by approximately $21 million of license revenue associated with the sale of Netegrity products, an approximate $10 million benefit associated with the resolution of a prior business model contract dispute in the second quarter of fiscal year 2005 and approximately $20 million due to other activities.

Financing Fees

Financing fees result from the initial discounting to present value of product sales with extended payment terms under the prior business model, which required up-front revenue recognition. This discount initially reduced the related installment accounts receivable and is referred to as “Unamortized discounts.” The related unamortized discount is amortized over the life of the applicable license agreement and is reported as financing fees. Under our business model, additional unamortized discounts are no longer recorded, since we no longer recognize revenue on an up-front basis for sales of products with extended payment terms. As expected, for fiscal years 2006 and 2005, financing fees continued to decline, reflecting a decrease of $32 million and $57 million, respectively, from the prior fiscal years to $45 million and $77 million, respectively. The decrease in financing fee revenue for both years is attributable to the discontinuance of offering license agreements under the prior business model and is expected to decline to zero over the next several years.

Professional Services

Professional services revenue for fiscal year 2006 increased $77 million from fiscal year 2005 to $321 million. The increase was primarily attributable to growth in professional service engagements relating to acquired companies of $23 million, growth in security software which utilize our Access Control and Identity Management solutions, growth in our IT Service and Asset Management engagements and project and portfolio management services.

Professional services revenue for fiscal year 2005 increased $10 million from fiscal year 2004 to $244 million. The increase was primarily attributable to growth in security software engagements, which utilize Access Control and

Identity Management solutions, as well as growth in IT Service and Asset Management solutions. The increase was also partially attributable to approximately $4 million of services revenue associated with the sale of Netegrity products. This increase in services revenue was limited due to an increase in services sold in combination with related software products of approximately $14 million, which requires that such services revenue be recognized ratably over the life of the related software contract period.

Total Revenue by Geography

The following table presents the amount of revenue earned from sales to unaffiliated customers in the United States and international regions and corresponding percentage changes for the fiscal years ended March 31, 2006, 2005 and 2004. These comparisons of financial results are not necessarily indicative of future results.

	Fiscal Year 2006					Fiscal Year 2005
	2006	%	2005	%	Change	2005	%	2004	%	Change
			(restated)			(restated)		(restated)
	(in millions)

United States	$2,006	53	$1,878	52	7%	$1,878	52	$1,766	53	6%
International	1,790	47	1,725	48	4%	1,725	48	1,566	47	10%

	$3,796	100	$3,603	100	5%	$3,603	100	$3,332	100	8%

International revenue increased $65 million, or 4%, in fiscal year 2006 as compared with fiscal year 2005, primarily due to increased new deferred subscription value in prior periods associated with our European business partially offset by an unfavorable foreign exchange impact of approximately $17 million. The increase in revenue from the United States was primarily attributable to sales of products related to companies acquired during the fiscal year 2006, an increase in new deferred subscription value in prior periods as well as an increase in professional services revenue, partially offset by decreases in revenue from maintenance, finance fees and software fees and other revenues.

International revenue increased $159 million, or 10%, in fiscal year 2005 as compared with fiscal year 2004. The increase in international revenue was primarily attributable to a positive impact to revenue from fluctuations in foreign currency exchange rates of approximately $103 million for fiscal year 2005 over fiscal year 2004. The increase in foreign currency exchange is primarily associated with the strengthening of both the euro and the British pound versus the U.S. dollar. The increase was also a result of an increase in contract bookings in prior periods associated with our European business. The increase in revenue from the United States was primarily attributable to an increase in contract booking in prior periods as well as an increase in professional services revenue. The increase was partially offset by decreases in revenue from maintenance, finance fees and software fees and other revenues.

Price changes and inflation did not have a material impact in fiscal years 2006, 2005 or 2004.

Expenses

The following table presents expenses as a percentage of total revenue and the percentage of period-over-period dollar change for the expense line items in our Consolidated Statements of Operations for the fiscal years ended March 31, 2006, 2005, and 2004. These comparisons of financial results are not necessarily indicative of future results.

	Fiscal Year 2006			Fiscal Year 2005
			Percentage			Percentage
			of			of
	Percentage of		Dollar	Percentage of		Dollar
	Total		Change	Total		Change
	Revenue		2006/	Revenue		2005/
	2006	2005	2005	2005	2004	2004
		(restated)		(restated)	(restated)

Operating expenses:
Amortization of capitalized software costs	12%	12%	—	12%	14%	(3)%
Cost of professional services	7%	6%	18%	6%	7%	2%
Selling, general, and administrative	42%	38%	18%	38%	40%	3%
Product development and enhancements	18%	20%	(2)%	20%	21%	1%
Commissions, royalties and bonuses	10%	9%	16%	9%	8%	27%
Depreciation and amortization of other intangible assets	4%	4%	3%	4%	4%	(3)%
Other gains/expenses, net	—	—	—	—	2%	N/A
Restructuring and other	2%	1%	214%	1%	—	N/A
Charge for in-process research and development costs	—	—	—	—	—	—
Shareholder litigation and government investigation settlements	—	6%	N/A	6%	5%	39%
Total operating expenses	96%	96%	5%	96%	100%	4%
Interest expense, net	1%	3%	(61)%	3%	4%	(9)%

Note — Amounts may not add to their respective totals due to rounding.

Amortization of Capitalized Software Costs

Amortization of capitalized software costs consists of the amortization of both purchased software and internally generated capitalized software development costs. Internally generated capitalized software development costs are related to new products and significant enhancements to existing software products that have reached the technological feasibility stage. Amortization of capitalized software costs for fiscal years 2006 and 2005 increased $2 million and decreased $16 million, respectively, from the prior fiscal years to $449 million and $447 million, respectively. The increase in 2006 was predominantly due to the Company’s current year acquisitions. The decrease in 2005 was primarily due to certain purchased software assets becoming fully amortized in 2005. We recorded amortization of purchased software products for the fiscal years ended March 31, 2006, 2005, and 2004 of $401 million, $406 million, and $423 million, respectively. We recorded amortization of internally generated capitalized software development costs for the fiscal years ended March 31, 2006, 2005, and 2004 of $48 million, $41 million, and $40 million, respectively.

Cost of Professional Services

Cost of professional services consists primarily of the personnel-related costs associated with providing professional services and training to customers. Cost of professional services for fiscal year 2006 increased $42 million from fiscal year 2005 to $272 million, mostly due to increased sales of professional services. The improvement in professional services gross margin from 6% in fiscal year 2005 to 15% in fiscal year 2006 is attributable to a more effective utilization of professional staff and increased professional services revenue.

Cost of professional services for fiscal year 2005 increased $5 million from fiscal year 2004 to $230 million mostly due to increased revenue volume, partially offset by approximately $12 million of costs required to be deferred because they were sold in combination with related software products, which requires that the total estimated cost of such services be deferred and recognized ratably over the life of the related software contract period.

Selling, General, and Administrative (SG&A)

SG&A expenses for fiscal year 2006 increased $244 million from fiscal year 2005 to $1.60 billion. The increase was primarily attributable to employee and other costs associated with the Concord, Niku, iLumin, and Wily acquisitions of approximately $98 million, increased travel, training and relocation costs of approximately $39 million, increased consulting costs of approximately $55 million related to our ERP implementation, legal fees, Sarbanes-Oxley compliance programs, and increased marketing and promotion costs of approximately $35 million mostly due to our new branding campaign and channel promotions. Partly offsetting these increases was a reduction of $15 million associated with the Company’s decision in the fourth quarter of fiscal year 2006 to forego its discretionary contribution to the Company-sponsored 401(k) plan. Through the third quarter of fiscal year 2006, the Company had accrued $12 million, all of which was reversed in the fourth quarter of fiscal year 2006, resulting in a $12 million reduction to SG&A expense in the fourth quarter of fiscal year 2006. SG&A expenses for the fiscal years ended March 31, 2006 and 2005 included approximately $64 million and $60 million of stock-based compensation expense, respectively. SG&A expenses for the fiscal years ended March 31, 2006 and 2005 included credits to the provision for doubtful accounts of approximately $18 million and $25 million, respectively. The credit in the provision for doubtful accounts is a result of the reduction in the prior business model accounts receivable. Under our business model, amounts due from customers are offset by related deferred subscription revenue, resulting in little or no carrying value on the balance sheet. In addition, under our business model, customer payments are often received in advance of revenue recognition, which results in a reduced net credit exposure. Each of these items reduces the need to provide for estimated bad debts.

SG&A expenses for fiscal year 2005 increased $35 million from fiscal year 2004 to $1.35 billion. The increase was primarily attributable to an increase in personnel related costs. SG&A expenses for the fiscal years ended March 31, 2005 and 2004 included approximately $60 million and $77 million, respectively, of stock-based compensation expense. In addition, in fiscal year 2005 we recorded a credit of approximately $25 million against the provision of doubtful accounts, which is lower than the credit of $53 million we recorded in fiscal year 2004. SG&A for the fiscal years ended March 31, 2005 and 2004 also included approximately $24 million and $30 million, respectively, of legal expenses related to the government investigation and, for the fiscal year ended March 31, 2005, included $31 million for consulting and other fees associated with our Sarbanes-Oxley compliance program. Further, in the fourth quarter of fiscal year 2005, we realized a gain of approximately $8 million on the sale of an investment that was included in SG&A.

Product Development and Enhancements

For fiscal year 2006, product development and enhancement expenditures, which include product support, decreased $11 million compared to fiscal year 2005 to $697 million. Product development and enhancement expenditures were approximately 18% and 20% of total revenue for fiscal years ended March 31, 2006 and 2005, respectively. During fiscal year 2006, we continued to focus on and invest in product development and enhancements for emerging technologies such as wireless, Web services and on-demand computing, as well as a broadening of our enterprise product offerings.

Product development and enhancement expenditures for fiscal year 2005 increased $5 million from fiscal year 2004 to $708 million. Product development and enhancement expenditures were approximately 20% and 21% of total revenue for fiscal years ended March 31, 2005 and 2004, respectively.

Commissions, Royalties and Bonuses

Commissions, royalties and bonuses for fiscal year 2006 increased $55 million from fiscal year 2005 to $394 million. Sales commission expense increased approximately $36 million over the prior year, and was approximately $75 million more than the Company had anticipated at the outset of the fourth quarter of fiscal year 2006. The increase was primarily due to a new sales commission plan for fiscal year 2006 that did not appropriately align commission payments with our overall performance. The impact of the higher sales commission expense was partially offset by lower bonus expenses in fiscal year 2006 as compared to fiscal year 2005 of approximately $8 million, primarily due to the reductions in our variable compensation programs, including management bonuses. Through the third quarter of fiscal year 2006, the Company had accrued approximately $26 million in annual bonus expense, of which approximately $10 million was reversed in the fourth quarter of 2006. We are restating our third quarter results and have identified a material weakness in financial controls as they pertained to the fiscal year 2006 commissions plan. Refer to Part 1, Item 9A, “Controls and Procedures” for additional information concerning the evaluation of the Company’s internal control processes over the recognition of commission expense. Royalties also increased over the prior year by approximately $25 million primarily due to an increased level of royalties associated with recent acquisitions, royalties associated with the newly formed Ingres Corporation as well as higher sales of certain royalty bearing channel products.

Commissions, royalties and bonuses for fiscal year 2005 increased $72 million from fiscal year 2004 to $339 million. The increase was primarily due to the increase in new deferred subscription value recorded in fiscal year 2005, on which sales commissions were based, as compared with fiscal year 2004.

Depreciation and Amortization of Other Intangible Assets

Depreciation and amortization of other intangible assets for fiscal year 2006 increased $4 million from fiscal year 2005 to $134 million. The increase in depreciation and amortization of other intangible assets was a result of certain intangible assets acquired during the year, resulting from recent acquisitions.

Depreciation and amortization of other intangible assets for fiscal year 2005 decreased $4 million from fiscal year 2004 to $130 million. The decrease in depreciation and amortization of other intangible assets was a result of certain intangible assets from past acquisitions becoming fully amortized.

Other (Gains)/Expenses, Net

Gains and losses attributable to divestitures of fixed assets, certain foreign currency exchange rate fluctuations, and certain other infrequent events have been included in the “Other (gains)/expenses, net” line item in the Consolidated Statements of Operations. The components of “Other (gains)/expenses, net” are as follows:

	Year Ended March 31,
	2006	2005	2004
	(in millions)

Gains attributable to divestitures of fixed assets	$(7)	$—	$(19)
Fluctuations in foreign currency exchange rates	(9)	8	41
(Gains) expenses attributable to legal settlements	1	(13)	26
Impairment of capitalized software	—	—	4

Total	$(15)	$(5)	$52

Restructuring and Other

In the second quarter of fiscal year 2006, we announced a restructuring plan designed to more closely align our investments with strategic growth opportunities, including a workforce reduction of approximately 5% or 800 positions worldwide. The plan is expected to yield about $75 million in savings on an annualized basis, once the reductions are fully implemented. We anticipate the total restructuring plan will cost up to $85 million. As of March 31, 2006, we have incurred approximately $66 million of expenses under the plan of which $45 million of these expenses remain unpaid at March 31, 2006. The remaining liability balance is included in “Accrued expenses and other current liabilities” on the Consolidated Balance Sheets. Final payment of these amounts is dependent upon settlement with the works councils in certain international locations and our ability to negotiate lease terminations.

During the fiscal year ended March 31, 2006, we incurred approximately $15 million in connection with certain DPA related costs and the termination of a non-core application development professional services project (see also Note 7, “Commitments and Contingencies”, in the Notes to the Consolidated Financial Statements) and other expenses. In addition, as part of its restructuring initiatives and associated review of the benefits of owning versus leasing certain properties, the Company also entered into three sale/leaseback transactions during the second half of fiscal year 2006. Two of these transactions resulted in a loss totaling approximately $7 million which was recorded under “Restructuring and other” in the Consolidated Statements of Operations. The third sale/leaseback transaction resulted in a gain of approximately $5 million which is being recognized ratably as a reduction to rent expense over the life of the lease term.

In the second quarter of fiscal year 2005, we announced a restructuring plan that was designed to more closely align our investments with strategic growth opportunities. The restructuring plan included a workforce reduction of approximately 5% or 750 positions worldwide, slightly lower than our original estimate of 800 positions. As of March 31, 2005, the Company had made all payments under the plan.

Shareholder Litigation and Government Investigation Settlement

In prior fiscal years, a number of stockholder class action lawsuits were initiated that alleged, among other things, that the Company made misleading statements of material fact or omitted to state material facts necessary in order to make the statements, in light of the circumstances under which they were made, not misleading in connection with the Company’s financial performance. Refer to Note 7, “Commitments and Contingencies”, in the Notes to the Consolidated Financial Statements for additional information concerning the shareholder litigation.

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

The final shareholder litigation settlement value of approximately $174 million was calculated using the New York Stock Exchange (NYSE) closing price of our common stock on December 14, 2004, the date the settlement shares were issued, and also included certain administrative costs associated with the settlement. An initial estimate for the value of the shareholder litigation settlement was established on August 22, 2003. The chart below summarizes the NYSE closing price of our common stock and the estimated value of the shareholder litigation settlement since the initial estimate was established.

		Shareholder
	NYSE Closing	Litigation Settlement
	Stock Price	Estimated Value
		(in millions)

December 14, 2004	$31.03	$174
September 30, 2004	26.30	156
June 30, 2004	28.06	163
March 31, 2004	26.86	158
December 31, 2003	27.34	158
September 30, 2003	26.11	150
August 22, 2003	25.00	144

The shareholder litigation settlement expense for fiscal year 2005 of $16 million was a result of the increase in our stock price since March 31, 2004. The aggregate shareholder litigation settlement expense recorded was $174 million, including $158 million in fiscal year 2004. Refer to Note 7, “Commitments and Contingencies”, in the Notes to the Consolidated Financial Statements for additional information.

In September 2004, we reached agreements with the USAO and the SEC in connection with their investigations of improper recognition of revenue and related reporting practices during the period January 1, 1998 through September 30, 2000, and the actions of certain former employees to impede the investigations. Under the DPA, we agreed, among other things, to establish a restitution fund of $225 million to compensate present and former Company shareholders for losses caused by the misconduct of certain former Company executives. In connection with the DPA, we recorded a $10 million charge in the fourth quarter of fiscal year 2004 and $218 million in the second quarter of fiscal year 2005 associated with the establishment of the shareholder restitution fund and related administrative fees. The first payment of $75 million was made during the third quarter of fiscal year 2005. The second payment of $75 million was made in the second quarter of fiscal year 2006 and the final payment of $75 million was made in the fourth quarter of fiscal year 2006. Refer to Note 7, “Commitments and Contingencies”, in the Notes to the Consolidated Financial Statements for additional information.

Interest Expense, Net

Interest expense, net for fiscal year 2006 decreased $65 million as compared to fiscal year 2005 to $41 million. The change was primarily due to a decrease in average debt outstanding which resulted in a $39 million decrease in interest expense, and a decrease in the average interest rate on our outstanding debt, which resulted in a $20 million decrease in interest expense. The decrease was also due to an increase in our average cash balance and an increase in interest rates on the cash balance during the fiscal year ended 2006 as compared to the fiscal year ended 2005, which resulted in an increase in interest income of approximately $6 million. Refer to the “Liquidity and Capital Resources” section of this MD&A and Note 6, “Debt”, in the Notes to the Consolidated Financial Statements, for additional information.

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

Operating Margins

Fiscal year 2006 pretax operating income from continuing operations was $121 million as compared to $33 million in fiscal year 2005. This improvement relates primarily to revenue growth as a result of our acquisitions, and $234 million in shareholder litigation and government investigation costs in fiscal year 2005 that did not recur in fiscal year 2006, partially offset by higher restructuring costs and higher selling, general and administrative costs and commission expenses incurred in fiscal year 2006 compared to fiscal year 2005.

Income Taxes

Our effective tax rate from continuing operations was approximately (29%), 21%, and 23% for fiscal years 2006, 2005, and 2004, respectively. Refer to Note 8, “Income Taxes”, in the Notes to the Consolidated Financial Statements for additional information.

The income tax benefit recorded for the fiscal year ended March 31, 2006 includes benefits of approximately $51 million arising from the recognition of certain foreign tax credits, $18 million arising from international stock based compensation deductions and $66 million arising from foreign export benefits and other international tax rate benefits. Partially offsetting these benefits was a charge of approximately $46 million related to additional tax reserves.

During the fourth quarter of fiscal year 2006, we repatriated approximately $584 million from foreign subsidiaries. Total taxes related to the repatriation were approximately $55 million. The repatriation was initially planned in fiscal year 2005 in response to the favorable tax benefits afforded by the American Jobs Creation Act of 2004 (AJCA), which introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided that certain criteria were met. During fiscal year 2005, we recorded an estimate of this tax charge of $55 million based on an estimated repatriation amount up to $500 million. In the first quarter of fiscal year 2006, we recorded a benefit of approximately $36 million reflecting the Department of Treasury and Internal Revenue Service (IRS) Notice 2005-38 issued on May 10, 2005. In the fourth quarter of fiscal year 2006, the Company finalized its estimates of tax liabilities and determined that an adjustment was necessary and, accordingly, recorded an additional tax charge in the amount of $36 million. As a result of this complex tax matter, the Company has identified a material weakness in its internal controls over documenting and communicating tax planning strategies. See Item 9A, “Controls and Procedures” for additional information.

In May 2004, the IRS issued Revenue Procedure 2004-34, “Changes in Accounting Periods and in Methods of Accounting,” which grants taxpayers a twelve month deferral for cash received from customers to the extent such receipts were not recognized in revenue for financial statement purposes. Therefore, taxes associated with cash collected from U.S. customers in advance of the ratable recognition of revenue for certain licenses are deferred for up to one year. As a result of implementing this revenue procedure, we reduced deferred tax assets and income taxes payable by approximately $73 million and $159 million as of March 31, 2006 and 2005, respectively. Cash paid for income taxes in fiscal year 2005 was approximately $12 million, which was lower than the amount we historically paid for incomes taxes primarily due to the new IRS revenue procedure.

The income tax expense for the fiscal year ended March 31, 2005 includes a charge of $55 million reflecting the Company’s original estimated cost of repatriating approximately $500 million under the AJCA which was partially offset by a $26 million tax benefit attributable to a refund claim originally made for additional tax benefits associated with prior fiscal years. We received a letter from the IRS approving the claim for this refund in September 2004.

Selected Quarterly Information

The information presented in the tables below has been adjusted to reflect the restatement of the Company’s financial results which is more fully described in the “Explanatory Note — Restatements” immediately preceding Part I of this Form 10-K and in Note 12, “Restatements”, in the Notes to the Consolidated Financial Statements.

	June 30(1)	Sept. 30(2)	Dec. 31(3)	Mar. 31(4)	Total
	(restated)	(restated)	(restated)
	(in millions, except per share amounts)

2006 Quarterly Results
Revenue	$927	$950	$971	$948	$3,796
Percent of annual revenue	24%	25%	26%	25%	100%
Income (loss) from continuing operations	$97	$46	$54	$(41)	$156
Basic income (loss) from continuing operations per share	$0.17	$0.08	$0.09	$(0.07)	$0.27
Diluted income (loss) from continuing operations per share	$0.16	$0.08	$0.09	$(0.07)	$0.26

	June 30	Sept. 30(5)	Dec. 31(6)	Mar. 31(7)	Total
	(restated)	(restated)	(restated)	(restated)
	(in millions, except per share amounts)

2005 Quarterly Results
Revenue	$868	$875	$930	$930	$3,603
Percent of annual revenue	24%	24%	26%	26%	100%
Income (loss) from continuing operations	$56	$(91)	$37	$24	$26
Basic income (loss) from continuing operations per share	$0.10	$(0.16)	$0.06	$0.04	$0.04
Diluted income (loss) from continuing operations per share	$0.09	$(0.16)	$0.06	$0.04	$0.04

(1)	Includes a tax benefit of approximately $36 million reflecting the Department of Treasury and Internal Revenue Service Notice 2005-38, which permitted the utilization of additional foreign tax credits to reduce the estimated taxes associated with cash repatriation (Refer to “Income Taxes” within Results of Operations). Also includes a charge of approximately $4 million related to the write-off of in-process research and development costs in relation to the acquisition of Concord (refer to Note 2, Acquisitions, Divestitures and Restructuring, in the Notes to the Consolidated Financial Statements) and an after-tax credit of approximately $2 million related to a reduction in the allowance for doubtful accounts (refer to Note 5, “Trade and Installment Accounts Receivable”, in the Notes to the Consolidated Financial Statements).

(2)	Includes an after-tax charge of approximately $14 million related to the write-off of in-process research and development costs in relation to the acquisition of Niku (refer to Note 2, Acquisitions, Divestitures and Restructuring, in the Notes to the Consolidated Financial Statements), an after-tax charge of approximately $6 million in connection with certain DPA related costs and the termination of a non-core application development professional services project, an after-tax charge of approximately $23 million for severance and other expenses in connection with a restructuring plan (refer to “Shareholder Litigation and Government Investigation Settlement” and “Restructuring Charge” within Results of Operations), and an after-tax credit of approximately $6 million related to a reduction in the allowance for doubtful accounts (refer to Note 5, “Trade and Installment Accounts Receivable”, in the Notes to the Consolidated Financial Statements).

(3)	Includes the after-tax impact of approximately $19 million for the quarterly restatement of commission expense. Also includes an after-tax charge of approximately $2 million in connection with certain DPA related costs, an after-tax charge of approximately $9 million for severance and other expenses in connection with a restructuring plan (refer to “Shareholder Litigation and Government Investigation Settlement” and “Restructuring Charge” within Results of Operations), a tax charge of $2 million relating to the loss on a sale/leaseback transaction, an after-tax credit of approximately $2 million related to a reduction in the allowance for doubtful accounts (refer to Note 5, “Trade and Installment Accounts Receivable”, in the Notes to the Consolidated Financial Statements), and an after-tax credit of approximately $5 million relating to the gain on the sale of assets that were contributed during the formation of Ingres Corp. (refer to Note 2, “Acquisitions, Divestitures and Restructuring”, in the Notes to the Consolidated Financial Statements).

(4)	Includes a tax charge of $36 million required due to the company’s finalization of its 2006 tax estimates, including its repatriation of $584 million of cash in the fourth quarter of fiscal year 2006. (Refer to “Income Taxes” within Results of Operations). Also includes an after-tax charge of approximately $3 million in connection with certain DPA related costs, an after-tax charge of approximately $9 million for severance and other expenses in connection with a restructuring plan (refer to “Shareholder Litigation and Government Investigation Settlement” and “Restructuring Charge” within Results of Operations), a tax charge of approximately $2 million relating to the loss on a sale-leaseback transaction, and after-tax credits of approximately $1 million related to a reduction in the allowance for doubtful accounts (refer to Note 5, “Trade and Installment Accounts Receivable”, in the Notes to the Consolidated Financial Statements), $6 million due to full year reductions in variable compensation programs, and $7 million due to the Company’s decision in the fourth quarter of fiscal year 2006 to forego its discretionary contribution to the company-sponsored 401(k) plan.

(5)	Includes an after-tax charge of approximately $130 million related to the shareholder litigation and government investigation settlements, an after-tax charge of approximately $17 million for severance and other expenses in connection with a restructuring plan (refer to “Shareholder Litigation and Government Investigation Settlement” and “Restructuring Charge” within Results of Operations), and an after-tax credit of approximately $3 million related to a reduction in the allowance for doubtful accounts (refer to Note 5, “Trade and Installment Accounts Receivable”, in the Notes to the Consolidated Financial Statements).

(6)	Includes an after-tax charge of approximately $6 million of cash and stock-based compensation expense associated with the appointment of our new President and CEO in November 2004 and an after-tax credit of approximately $4 million related to a reduction in the allowance for doubtful accounts (refer to Note 5, “Trade and Installment Accounts Receivable”, in the Notes to the Consolidated Financial Statements).

(7)	Includes a tax expense charge of $55 million related to the repatriation of $500 million in cash under the American Jobs Creation Act of 2004 (Refer to “Income Taxes” within Results of Operations), an after-tax gain of approximately $10 million related to the settlement with Quest Software Inc., and an after-tax credit of approximately $8 million related to a reduction in the allowance for doubtful accounts (refer to Note 5, “Trade and Installment Accounts Receivable”, in the Notes to the Consolidated Financial Statements).

Liquidity and Capital Resources

Our cash balances, including cash equivalents, are held in numerous locations throughout the world, and a substantial portion resides outside the United States. In fiscal year 2006, the Company repatriated approximately $584 million in cash to the United States in order to avail itself of the provisions of the American Jobs Creation Act of 2004. The aggregate amount of taxes related to the repatriation was approximately $55 million.

Sources and Uses of Cash

Cash, cash equivalents and marketable securities totaled $1.87 billion on March 31, 2006, a decrease of $1.26 billion from the March 31, 2005 balance of $3.13 billion. Cash generated from continuing operations was $1.38 billion and represented the Company’s primary source of liquidity in fiscal year 2006. This cash generated was primarily used to fund acquisitions, repay debt and repurchase common shares.

In fiscal year 2006, cash provided by continuing operating activities was positively impacted by a decrease of receivable cycles and an increase of payable cycles. During the quarter ended September 30, 2005, the Company undertook a review of its accounts receivable and accounts payable collection/payment cycles and determined that improvements in each could be made. The improvements associated with accounts receivable were related principally to improved collection procedures, including an increased emphasis on obtaining payment of initial customer invoices at the time of contract signing. Management believes that these improvements are sustainable but any further improvements in the accounts receivable collection cycle will not materially impact liquidity in future years. The increase in accounts payable, accrued expenses and other current liabilities of $106 million was principally related to a concerted effort to make payments to vendors on an extended basis. Management has determined that its payables cycle has exceeded an optimal level and that it should be reduced. Therefore, the Company expects a reduction in the level of days payable outstanding, which will likely have an adverse effect on future cash provided by operating activities, particularly in the first quarter of fiscal year 2007.

Under both the prior business model and current business model, customers generally pay for the right to use our software products over the term of the associated software license agreement. We refer to these payments as installment payments. While the transition to the current business model has changed the timing of revenue recognition, in most cases it has not changed the timing of how we bill and collect cash from customers. As a result, our cash generated from operations has generally not been affected by the transition to the current business model over the past several years. We do not expect any significant changes in our cash generated from operations as a result of this transition.

The timing and amount of installment payments committed under any specific license agreement is often the result of negotiations with the customer and can vary from year to year. In fiscal year 2006, our cash provided by continuing operations was positively impacted by certain arrangements under which the entire contract value or a substantial portion of the contract value was due in one single installment upon execution of the agreement, rather than being invoiced on an annual basis over the life of the contract. Upon receipt, these amounts are reflected as increases in deferred subscription revenue (collected) in the liability section of the balance sheet. Deferred subscription revenue (collected), both current and non-current, of $1.96 billion at March 31, 2006 increased approximately $280 million, compared to $1.68 billion at March 31, 2005. The increase of the non-current portion, from $273 million to $448 million, was primarily related to these types of arrangements, approximately half of which related to the fourth quarter of fiscal year 2006. As previously noted, collections of these amounts positively impact current year cash flows provided from operating activities and collections that would have been attributable to later years (i.e. the non-current portion) will not be available as a source of cash in such later years as the revenue is recognized. Although we cannot predict with certainty the amount of future license agreements that will be executed with similar payment terms, we expect the aggregate dollar value of these arrangements to decline in fiscal year 2007 as compared to fiscal year 2006.

The Company’s estimate of the fair value of net installment accounts receivable recorded under the prior business model approximates carrying value. Amounts due from customers under our business model are offset by deferred subscription value related to these license agreements, leaving no or minimal net carrying value on the balance sheet for such amounts. The fair value of such amounts may exceed this carrying value but cannot be practically assessed since there is no existing market for a pool of customer receivables with contractual commitments similar to those owned by us. The actual fair value may not be known until these amounts are sold, securitized, or collected. Although these customer license agreements commit the customer to payment under a fixed schedule, the agreements are considered executory in nature due to the ongoing commitment to provide unspecified future upgrades as part of the agreement terms.

Under our business model, we can estimate the total amounts to be billed and/or collected at the conclusion of a reporting period. For current business model contracts, amounts we expect to bill within the next fiscal year at March 31, 2006, declined by $0.11 billion to approximately $1.68 billion from the prior year. Amounts we expect to bill for periods after 12 months declined by $0.45 billion to $1.24 billion. These declines are due to a combination of the accelerated payments noted above and the timing of the renewal of existing contracts. The estimated amounts expected to be collected and a reconciliation of such amounts to the amounts we recorded as accounts receivable are as follows:

Reconciliation of Amounts to be Collected to Accounts Receivable

	March 31,	March 31,
	2006	2005
		(restated)
	(in millions)

Current:
Accounts receivable	$828	$794
Other receivables	77	39
Amounts to be billed within the next 12 months — business model	1,680	1,794
Amounts to be billed within the next 12 months — prior business model	254	391
Less: allowance for doubtful accounts	(25)	(35)

Net amounts expected to be collected — current	2,814	2,983

Less:
Unamortized discounts	(44)	(62)
Unearned maintenance	(4)	(23)
Deferred subscription revenue — current, billed	(534)	(314)
Deferred subscription value — current, uncollected	(476)	(661)
Deferred subscription value — noncurrent, uncollected, related to current accounts receivable	(1,204)	(1,133)
Unearned professional services	(47)	(14)

Trade and installment accounts receivable — current, net	505	776

Non-Current:
Amounts to be billed beyond the next 12 months — business model	1,236	1,698
Amounts to be billed beyond the next 12 months — prior business model	511	759
Less: allowance for doubtful accounts	(20)	(53)

Net amounts expected to be collected — noncurrent	1,727	2,404

Less:
Unamortized discounts	(34)	(79)
Unearned maintenance	(8)	(32)
Deferred subscription value — noncurrent, uncollected	(1,236)	(1,698)

Installment accounts receivable — noncurrent, net	449	595

Total accounts receivable, net	$954	$1,371

	March 31,	March 31,
	2006	2005
		(restated)
	(in millions)

Deferred Subscription Value:
Deferred subscription revenue (collected) — current	$1,517	$1,407
Deferred subscription revenue (collected) — noncurrent	448	273
Deferred subscription revenue current, billed	534	314
Deferred subscription value — current, uncollected	476	661
Deferred subscription value — noncurrent, uncollected, related to current accounts receivable	1,204	1,133
Deferred subscription value — noncurrent, uncollected	1,236	1,698

Aggregate deferred subscription value balance	$5,415	$5,486

Approximately 11% of the total deferred subscription value balance of approximately $5.42 billion at March 31, 2006 is associated with multi-year contracts signed with the U.S. Federal Government and other U.S. state and local governmental agencies that are generally subject to annual fiscal funding approval and/or may be terminated at the convenience of the government. While funding under these contracts is not assured, we do not believe any circumstances exist which might indicate that such funding will not be approved and paid in accordance with the terms of our contracts. For any contracts with governmental agencies who are first-time customers that are subject to annual fiscal funding approval, we generally do not record the deferred subscription value for the unbilled portion of the contract until the funding is approved. We also receive contracts from non-U.S. governmental agencies that contain similar provisions. The total balance of deferred subscription value related to non-U.S. governmental agencies that may be terminated at the convenience of the agencies is not material to the overall deferred subscription value balance.

Unbilled amounts under the Company’s business model are collectible over one to five years. As of March 31, 2006, on a cumulative basis, approximately 58%, 87%, 97%, 99% and 100% of amounts due from customers recorded under the Company’s business model come due within fiscal years ended 2007 through 2011, respectively.

Unbilled amounts under the prior business model are collectible over three to six years. As of March 31, 2006, on a cumulative basis, approximately 33%, 53%, 68%, 82% and 94% of amounts due from customers recorded under the prior business model come due within fiscal years ended 2007 through 2011, respectively.

Fiscal Year 2006 compared to Fiscal Year 2005

Operating Activities

Cash generated from continuing operating activities for fiscal year 2006 of $1.38 billion declined by approximately 10% compared to the prior year’s cash from continuing operations of $1.53 billion. The decrease in cash generated from continuing operations was the result of several factors. The Company experienced an increase of approximately $254 million in collections on accounts receivable compared to the prior year. This increase was more than offset by year over year increases in payments for taxes of approximately $195 million, incremental restitution fund payments of $75 million, and higher payments to vendors and employees of approximately $165 million. The level of payments to vendors in the current year was favorably impacted by the Company’s concerted effort to extend payment terms. In fiscal year 2006, the Company experienced an increase in accounts payable and accrued expenses of approximately $106 million, compared to the prior year which experienced a decrease of $141 million.

Investing Activities

Cash used in investing activities was approximately $847 million compared to $740 million in the prior year. The change in cash from investing activities primarily relates to $1.01 billion of cash used to fund recent acquisitions. Partly offsetting the cash used for acquisitions was $398 million in cash received from the sales of marketable securities. In addition, the Company also entered into three sale/leaseback transactions during the second half of fiscal year 2006, due to our restructuring initiatives and our associated review of the benefits of owning versus leasing certain properties. Total cash realized from these transactions was approximately $75 million. All of these transactions were recorded in accordance with SFAS No. 28, “Accounting for Sales with Leasebacks — an amendment of FASB Statement No. 13”.

Financing Activities

The primary use of cash for financing activities has been the repayment of debt and the repurchase of common stock, as discussed above.

As of March 31, 2006 and 2005, our debt arrangements consisted of the following:

	2006		2005
	Maximum	Outstanding	Maximum	Outstanding
	Available	Balance	Available	Balance
	(in millions)

Debt Arrangements
2004 Revolving Credit Facility (expires December 2008)	$1,000	$—	$1,000	$—
6.375% Senior Notes due April 2005	—	—	—	825
6.500% Senior Notes due April 2008	—	350	—	350
4.750% Senior Notes due December 2009	—	500	—	500
1.625% Convertible Senior Notes due December 2009	—	460	—	460
5.625% Senior Notes due December 2014	—	500	—	500
Other	—	1	—	1

Total		$1,811		$2,636

At March 31, 2006, we had $1.81 billion in debt and $1.87 billion in cash and marketable securities. Our net liquidity position was approximately $54 million.

Additionally, we reported restricted cash balances of $60 million and $67 million at March 31, 2006 and 2005, respectively, which were included in the “Other noncurrent assets” line item.

In April 2005, we repaid, as scheduled, the $825 million 6.375% Senior Notes issued during the fiscal year ended March 31, 1999 using our available cash balances (see Fiscal Year 1999 Senior Notes for details).

During fiscal year 2005, we issued $1 billion of senior notes and redeemed approximately $660 million in outstanding debt compared to a net debt reduction of approximately $826 million in fiscal year 2004.

2004 Revolving Credit Facility

In December 2004, we entered into a new unsecured, revolving credit facility (the 2004 Revolving Credit Facility). The maximum committed amount available under the 2004 Revolving Credit Facility is $1 billion, exclusive of incremental credit increases of up to an additional $250 million which are available subject to certain conditions and the agreement of our lenders. The 2004 Revolving Credit Facility expires December 2008 and no amount was drawn as of March 31, 2006 or March 31, 2005. Refer to Note 6, “Debt”, in the Notes to the Consolidated Financial Statements for additional information.

Borrowings under the 2004 Revolving Credit Facility will bear interest at a rate dependent on our credit ratings at the time of such borrowings and will be calculated according to a base rate or a Eurocurrency rate, as the case may be, plus an applicable margin and utilization fee. Depending on our credit rating at the time of borrowing, the applicable margin can range from 0% to 0.325% for a base rate borrowing and from 0.50% to 1.325% for a Eurocurrency borrowing, and the utilization fee can range from 0.125% to 0.250%. At our current credit ratings in July 2006, the applicable margin would be 0.025% for a base rate borrowing and 1.025% for a Eurocurrency borrowing, and the utilization fee would be 0.125%. In addition, we must pay facility fees quarterly at rates dependent on our credit ratings. The facility fees can range from 0.125% to 0.30% of the aggregate amount of each lender’s full revolving credit commitment (without taking into account any outstanding borrowings under such commitments). At our credit ratings in July 2006, the facility fee is 0.225% of the aggregate amount of each lender’s revolving credit commitment.

The 2004 Revolving Credit Facility contains customary covenants for transactions of this type, including two financial covenants: (i) for the 12-months ending each quarter-end, the ratio of consolidated debt for borrowed money to consolidated cash flow, each as defined in the 2004 Revolving Credit Facility, must not exceed 3.25 for the quarter ending December 31, 2004 and 2.75 for quarters ending March 31, 2005 and thereafter; and (ii) for the 12-months ending each quarter-end, the ratio of consolidated cash flow to the sum of interest payable on, and amortization of debt discount in respect of, all consolidated debt for borrowed money, as defined in the 2004 Revolving Credit Facility, must not be less than 5.00. In addition, as a condition precedent to each borrowing made under the 2004 Revolving Credit Facility, as of the date of such borrowing, (i) no event of default shall have occurred and be continuing and (ii) we are to reaffirm that the representations and warranties made in the 2004 Revolving Credit Facility (other than the representation with respect to material adverse changes, but including the representation regarding the absence of certain material litigation) are correct. On June 29, 2006, we obtained a waiver from all participating banks under the credit facility to file our financial statements within the 90-day required period. The waiver extends this period through August 28, 2006. Upon the filing of this Form 10-K we believe we are in compliance with our debt covenants.

Fiscal Year 1999 Senior Notes

In fiscal year 1999, the Company issued $1.75 billion of unsecured Senior Notes in a transaction pursuant to Rule 144A under the Securities Act of 1933 (Rule 144A). Amounts borrowed, rates, and maturities for each issue were $575 million at 6.25% due April 15, 2003, $825 million at 6.375% due April 15, 2005, and $350 million at 6.5% due April 15, 2008. In April 2005, the Company repaid the $825 million remaining balance of the 6.375% Senior Notes from available cash balances. As of March 31, 2006, $350 million of the 6.5% Senior Notes remained outstanding.

Fiscal Year 2005 Senior Notes

In November 2004, the Company issued an aggregate of $1 billion of unsecured Senior Notes (2005 Senior Notes) in a transaction pursuant to Rule 144A. The Company issued $500 million of 4.75%, 5-year notes due December 2009 and $500 million of 5.625%, 10-year notes due December 2014. The Company has the option to redeem the 2005 Senior Notes at any time, at redemption prices equal to the greater of (i) 100% of the aggregate principal amount of the notes of such series being redeemed and (ii) the present value of the principal and interest payable over the life of the 2005 Senior Notes, discounted at a rate equal to 15 basis points and 20 basis points for the 5-year notes and 10-year notes, respectively, over a comparable U.S. Treasury bond yield. The maturity of the 2005 Senior Notes may be accelerated by the holders upon certain events of default, including failure to make payments when due and failure to comply with covenants in the 2005 Senior Notes. The 5-year notes were issued at a price equal to 99.861% of the principal amount and the 10-year notes at a price equal to 99.505% of the principal amount for resale under Rule 144A and Regulation S. The Company also agreed for the benefit of the holders to register the 2005 Senior Notes under the Securities Act of 1933 pursuant to a registered exchange offer so that the 2005 Senior Notes may be sold in the public market. Because the Company did not meet certain deadlines for completion of the exchange offer, the interest rate on the 2005 Senior Notes increased by 25 basis points as of September 27, 2005 and increased by an additional 25 basis points as of December 26, 2005 since the delay was not cured prior to that date. After the delay is cured, such additional interest on the 2005 Senior Notes will no longer be payable. The Company expects to register the 2005 Senior Notes in the second quarter of fiscal year 2007. The Company used the net proceeds from this issuance to repay debt as described above.

1.625% Convertible Senior Notes

In fiscal year 2003, the Company issued $460 million of unsecured 1.625% Convertible Senior Notes (1.625% Notes), due December 15, 2009, in a transaction pursuant to Rule 144A. The 1.625% Notes are senior unsecured indebtedness and rank equally with all existing senior unsecured indebtedness. Concurrent with the issuance of the 1.625% Notes, we entered into call spread repurchase option transactions to partially mitigate potential dilution from conversion of the 1.625% Notes. For further information, refer to Note 6, “Debt”, in the Notes to the Consolidated Financial Statements.

3% Concord Convertible Notes

In connection with our acquisition of Concord in June 2005, we assumed $86 million in 3% convertible senior notes due 2023. In accordance with the notes’ terms, we redeemed (for cash) the notes in full in July 2005.

International Line of Credit

An unsecured and uncommitted multi-currency line of credit is available to meet short-term working capital needs for our subsidiaries operating outside the United States. The line of credit is available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of March 31, 2006, this line totaled approximately $5 million and approximately $3 million was pledged in support of bank guarantees. Amounts drawn under these facilities as of March 31, 2006 were minimal.

In addition to the above facility, our foreign subsidiaries use guarantees issued by commercial banks to guarantee performance on certain contracts. At March 31, 2006 the aggregate amount of significant guarantees outstanding was approximately $5 million, none of which had been drawn down by third parties.

Share Repurchases, Stock Option Exercises and Dividends

We repurchased approximately $590 million of common stock in connection with our publicly announced corporate buyback program in fiscal year 2006 compared with $161 million in fiscal year 2005; we received approximately $97 million in proceeds resulting from the exercise of Company stock options in fiscal year 2006 compared with $73 million in fiscal year 2005; and we paid dividends of $93 million, $47 million and $47 million in each of the fiscal years 2006, 2005 and 2004, respectively.

As announced in April 2005, beginning in fiscal year 2006 we increased our annual cash dividend to $0.16 per share, which was paid out in quarterly installments of $0.04 per share as and when declared by the Board of Directors.

On June 26, 2006, the Board of Directors authorized a new $2 billion common stock repurchase plan for fiscal year 2007 which will replace the $600 million common stock repurchase plan announced in March 2006. We expect to finance the stock repurchase plan through a combination of cash on hand and bank financing.

Effect of Exchange Rate Changes

There was a negative $63 million impact to our cash flows in fiscal year 2006 predominantly due to the weakening of the British pound and the euro against the dollar of approximately 8% and 6%, respectively. In fiscal year 2005, we had a $47 million favorable impact to our cash flows predominantly due to a strengthening of the pound and euro of approximately 3% and 5%, respectively.

Other Matters

At March 31, 2006, our senior unsecured notes were rated Ba1, BBB-, and BBB- and were on positive, negative and stable outlook by Moody’s, S&P and Fitch, respectively. In June 2006, our senior unsecured notes ratings remained at Ba1, BBB−, and BBB− by Moody’s, S&P and Fitch, respectively, all with a negative outlook. Following the announcement of the delayed filing of our Form 10-K beyond its extended due date of June 29, 2006 and the announcement of our $2 billion stock buy back program, S&P and Fitch downgraded our ratings to BB and BB+, respectively. As of July 2006, Moody’s has placed us under review for possible downgrade, the outlook from Fitch is negative and S&P has placed our notes on CreditWatch with negative implications.

Peak borrowings under all debt facilities during the fiscal year 2006 totaled approximately $2.64 billion, with a weighted average interest rate of 4.9%.

In March 2005, we pre-funded contributions to the CA Savings Harvest Plan, a 401(k) plan. The Company elected not to pre-fund its contribution in March 2006 as a result of IRS Treasury Regulations eliminating the tax benefit associated with the pre-funding of elective and matching contributions.

Capital resource requirements as of March 31, 2006 consisted of lease obligations for office space, equipment, mortgage and loan obligations, our ERP implementation, and amounts due as a result of product and company acquisitions. Refer to “Contractual Obligations and Commitments” for additional information.

It is expected that existing cash, cash equivalents, marketable securities, the availability of borrowings under existing and renewable credit lines and in the capital markets, and cash expected to be provided from operations will be sufficient to meet ongoing cash requirements. We expect our long-standing history of providing extended payment terms to our customers to continue.

We expect to use existing cash balances and future cash generated from operations to fund financing activities such as the repayment of our debt balances as they mature as well as the repurchase of shares of common stock and the payment of dividends as approved by our Board of Directors. Cash generated will also be used for investing activities such as future acquisitions as well as additional capital spending, including our continued investment in our ERP implementation.

Off-Balance Sheet Arrangements

We have commitments to invest approximately $3 million in connection with joint venture agreements.

Prior to fiscal year 2001, we sold individual accounts receivable under the prior business model to a third party subject to certain recourse provisions. The outstanding principal balance subject to recourse of these receivables approximated $146 million and $183 million as of March 31, 2006 and 2005, respectively. As of March 31, 2006, we have not incurred any losses related to these receivables. Other than the commitments and recourse provisions described above, we do not have any other off-balance sheet arrangements with unconsolidated entities or related parties and, accordingly, off-balance sheet risks to our liquidity and capital resources from unconsolidated entities are limited.

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

The following table summarizes our contractual arrangements at March 31, 2006 and the timing and effect that such commitments are expected to have on our liquidity and cash flow in future periods. In addition, the table summarizes the timing of payments on our debt obligations as reported on our Consolidated Balance Sheet as of March 31, 2006.

	Payments Due by Period
		Less Than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
	(in millions)

Contractual Obligations
Long-term debt obligations (inclusive of interest)	$2,223	$85	$506	$1,048	$584
Operating lease obligations(1)	612	128	186	111	187
Purchase obligations	118	50	37	25	6
Other long-term liabilities(2)	78	17	25	14	22

Total	$3,031	$280	$754	$1,198	$799

(1)	The contractual obligations for noncurrent operating leases include sublease income totaling $93 million expected to be received in the following periods: $25 million (less than 1 year); $40 million (1-3 years); $18 million (3-5 years); and $10 million (more than 5 years).

(2)	Other long-term liabilities primarily relate to operating expenses associated with operating lease obligations.

As of March 31, 2006, we have no material capital lease obligations, either individually or in the aggregate.

Outlook for Fiscal Year 2007

This outlook contains certain forward-looking statements and information relating to us that are based on the beliefs and assumptions made by management, as well as information currently available to management. Should business conditions change or should our assumptions prove incorrect, actual results may vary materially from those described below. We do not intend to update these forward-looking statements.

The outlook for our fiscal year 2007 is based on the assumption that there will be limited-to-modest improvement in the current economic and IT environments. We also believe customers will continue to be cautious with their technology purchases.

Our preliminary outlook for fiscal year 2007 is to generate revenue of approximately $3.9 billion, earnings per share of approximately $0.44 as calculated on a GAAP basis, and cash generated from operations of $1.3 billion.

We expect that:

•	We will incur approximately $105 million (pre-tax) in non-cash stock-based compensation charges in connection with SFAS No. 123(R) (we incurred approximately $99 million of total stock-based compensation charges in fiscal year 2006);

•	Cash generated from operations will be negatively impacted by an additional $200 million in tax payments, higher disbursements due to a decline in the days payables cycle and lower collections from contracts with accelerated payment terms; and

•	Our effective tax rate should be approximately 34% in fiscal year 2007.

This outlook has not been adjusted to reflect the $2 billion common stock repurchase plan for fiscal year 2007 or the impact of any related financing activities. This outlook also assumes that the Company will take steps to achieve certain cost savings. These steps may have related non-operating costs that would have a negative effect on GAAP earnings per share. The Company has not yet identified these savings or quantified their potential impact on GAAP earnings per share, and it is possible that GAAP earnings per share could be lower than the amount included in this outlook.

Critical Accounting Policies and Estimates

We review our financial reporting and disclosure practices and accounting policies quarterly to help ensure that they provide accurate and transparent information relative to the current economic and business environment. Note 1, “Significant Accounting Policies”, in the Notes to the Consolidated Financial Statements contains a summary of the significant accounting policies that we use. Many of these accounting policies involve complex situations and require a high degree of judgment, either in the application and interpretation of existing accounting literature or in the development of estimates that impact our financial statements. On an ongoing basis, we evaluate our estimates and judgments based on historical experience as well as other factors that are believed to be reasonable under the circumstances. These estimates may change in the future if underlying assumptions or factors change.

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

Our software licenses generally do not include acceptance provisions. An acceptance provision allows a customer to test the software for a defined period of time before committing to license the software. If a license agreement includes an acceptance provision, we do not record deferred subscription value or recognize revenue until the earlier of the receipt of a written customer acceptance or, if not notified by the customer to cancel the license agreement, the expiration of the acceptance period.

Under our business model, software license agreements include flexible contractual provisions that, among other things, allow customers to receive unspecified future software upgrades for no additional fee. These agreements combine the right to use the software product with maintenance for the term of the agreement. Under these agreements, we recognize revenue ratably over the term of the license agreement beginning upon completion of the four SOP 97-2 recognition criteria noted above. For license agreements signed prior to October 2000 (the prior business model), once all four of the above noted revenue recognition criteria were met, software license fees were recognized as revenue up-front, and the maintenance fees were deferred and subsequently recognized as revenue over the term of the license.

Maintenance revenue is derived from two primary sources: (1) combined license and maintenance agreements recorded under the prior business model; and (2) stand-alone maintenance agreements.

Under the prior business model, maintenance and license fees were generally combined into a single license agreement. The maintenance portion was deferred and amortized into revenue over the initial license agreement term. Some of these license agreements have not reached the end of their initial terms and, therefore, continue to amortize. This amortization is recorded on the “Maintenance” line item in the Consolidated Statements of Operations. The deferred maintenance portion, which was optional to the customer, was determined using its fair value based on annual, fixed maintenance renewal rates stated in the agreement. For license agreements entered into under our current business model, maintenance and license fees continue to be combined; however, the maintenance is inclusive for the entire term. We report such combined fees on the “Subscription revenue” line item in the Consolidated Statements of Operations.

We also record stand-alone maintenance revenue earned from customers who elect optional maintenance. Revenue from such renewals is recognized as maintenance revenue over the term of the renewal agreement.

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

Revenue from sales to distributors, resellers, and VARs is recognized when all four of the SOP 97-2 revenue recognition criteria noted above are met and when these entities sell the software product to their customers. This is commonly referred to as the sell-through method. Beginning July 1, 2004, sales of our products made by distributors, resellers and VARs to their customers incorporate the right for the end-users to receive certain upgraded software products at no additional fee. Accordingly, revenue from those contracts is recognized on a ratable basis.

We have an established business practice of offering installment payment options to customers and have a history of successfully collecting substantially all amounts due under such agreements. We assess collectibility based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If, in our judgment, collection of a fee is not probable, we will not recognize revenue until the uncertainty is removed through the receipt of cash payment.

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

We expect the allowance for doubtful accounts to continue to decline as net installment accounts receivable under the prior business model are billed and collected. Under our business model, amounts due from customers are offset by deferred subscription value (unearned revenue) related to these amounts, resulting in little or no carrying value on the balance sheet. Therefore, a smaller allowance for doubtful accounts is required.

Sales Commissions

We accrue sales commissions based on, among other things, estimates of how our sales personnel will perform against specified annual sales quotas. These estimates involve assumptions regarding the Company’s projected new product sales and billings. All of these assumptions reflect our best estimates, but these items involve uncertainties, and as a result, if other assumptions had been used in the period, sales commission expense could have been impacted for that period. Under our current sales compensation model, during periods of high growth and sales of new products relative to revenue in that period, the amount of sales commission expense attributable to the license agreement would be recognized fully in the year and could negatively impact income and earnings per share in that period, particularly in the second half of the fiscal year when new contract values are traditionally higher than in the first half.

Income Taxes

When we prepare our consolidated financial statements, we estimate our income taxes in each of the jurisdictions in which we operate. We record this amount as a provision for taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” This process requires us to estimate our actual current tax liability in each jurisdiction; estimate differences resulting from differing treatment of items for financial statement purposes versus tax return purposes

(known as “temporary differences”), which result in deferred tax assets and liabilities; and assess the likelihood that our deferred tax assets and net operating losses will be recovered from future taxable income. If we believe that recovery is not likely, we establish a valuation allowance. We have recognized as a deferred tax asset a portion of the tax benefits connected with losses related to operations. As of March 31, 2006, our gross deferred tax assets, net of a valuation allowance, totaled $602 million. Realization of these deferred tax assets assumes that we will be able to generate sufficient future taxable income so that these assets will be realized. The factors that we consider in assessing the likelihood of realization include the forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets.

Deferred tax assets result from acquisition expenses, such as duplicate facility costs, employee severance and other costs that are not deductible until paid, net operating losses (NOLs) and temporary differences between the taxable cash payments received from customers and the ratable recognition of revenue in accordance with GAAP. The NOLs expire between 2007 and 2026. Additionally, approximately $57 million and $28 million of the valuation allowance as of March 31, 2006 and March 31, 2005, respectively, is attributable to acquired NOLs which are subject to annual limitations under IRS Code Section 382. Future results may vary from these estimates. At this time it is not practicable to determine if we will need to increase the valuation allowance or if such future valuations will have a material impact on our financial statements.

Goodwill, Capitalized Software Products, and Other Intangible Assets

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires an impairment-only approach to accounting for goodwill. Absent any prior indicators of impairment, we perform an annual impairment analysis during the fourth quarter of our fiscal year. We performed our annual assessment for fiscal year 2006 and concluded that there were no impairments to record.

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

As described in Note 9, “Stock Plans,” in the Notes to the Consolidated Financial Statements, performance share units are awards granted under the long-term incentive plan for senior executives where the number of shares or restricted shares as applicable, ultimately received by the employee depends on Company performance measured against specified targets and will be determined after a three-year or one-year period as applicable. The fair value of each award is estimated on the date that the performance targets are established based on the fair value of the Company’s stock and the Company’s estimate of the level of achievement of its performance targets. Each quarter, the Company compares the actual performance the Company expects to achieve with the performance targets.

Legal Contingencies

We are involved in various legal proceedings and claims. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any legal proceeding or claim is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability of a loss and the determination as to whether an exposure is reasonably estimable. Due to the uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending litigation and claims, and may revise our estimates. Such revisions could have a material impact on our results of operations and financial condition. Refer to Note 7, “Commitments and Contingencies”, in the Notes to the Consolidated Financial Statements for a description of our material legal proceedings.

New Accounting Pronouncements

In October 2004, the American Jobs Creation Act of 2004 was signed into law. This act introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided that certain criteria are met. In addition, on December 21, 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. The Company repatriated approximately $584 million of cash under the American Jobs Creation Act of 2004 during fiscal year 2006 at a total tax cost of approximately $55 million. Refer to the “Income Taxes” section of this MD&A for further details.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges beginning in the Company’s second quarter of fiscal year 2006. The adoption of SFAS No. 153 did not have a material effect on our consolidated financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies the term “conditional asset retirement obligation,” as that term is used in FASB No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 also clarifies when an entity has sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company was required to apply the provisions of FIN 47 in fiscal year 2006. The adoption of FIN 47 did not have a material effect on our consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” or SFAS No. 154, a replacement of APB Opinion No. 20, “Accounting Changes,” and SFAS Statement 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principle required recognition via a cumulative effect adjustment within net income in the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005, however, the Statement does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS No. 154 did not have a material effect on our consolidated financial position, results of operations or cash flows.

In November 2005, the FASB issued Staff Position 115-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, or FSP 115-1, that addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP 115-1 amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. The final FSP nullifies certain requirements of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, and supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value”. The guidance in FSP 115-1 is effective for reporting periods beginning after December 15, 2005. The adoption of FSP 115-1 did not have a material effect on our consolidated financial position, results of operations or cash flows.

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

As of March 31, 2006, our outstanding debt approximated $1.81 billion, most of which was in fixed rate obligations. If market rates were to decline, we could be required to make payments on the fixed rate debt that would exceed those based on current market rates. Each 25 basis point decrease in interest rates would have an associated annual opportunity cost of approximately $5 million. Each 25 basis point increase or decrease in interest rates would have no material annual effect on variable rate debt interest based on the balances of such debt as of March 31, 2006.

As of March 31, 2006, we did not utilize derivative financial instruments to mitigate the above mentioned interest rate risks.

We offer financing arrangements with installment payment terms in connection with our software license agreements. The aggregate amounts due from customers include an imputed interest element, which can vary with the interest rate environment. Each 25 basis point increase in interest rates would have an associated annual opportunity cost of approximately $9 million.

Foreign Currency Exchange Risk

We conduct business on a worldwide basis through subsidiaries in 46 countries and, as such, a portion of our revenues, earnings, and net investments in foreign affiliates are exposed to changes in foreign exchange rates. We seek to manage our foreign exchange risk in part through operational means, including managing expected local currency revenues in relation to local currency costs and local currency assets in relation to local currency liabilities. In October 2005, the Board of Directors adopted the Risk Management Policy and Procedures (the Policy), which authorizes us to manage, based on management’s assessment, our risks/exposures to foreign currency exchange rates through the use of derivative financial instruments (e.g., forward contracts, options, swaps) or other means. We have not historically used, and do not anticipate using, derivative financial instruments for speculative purposes.

Derivatives are accounted for in accordance with U.S. Generally Accepted Accounting Principles (GAAP) and the Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). For the fiscal year ended March 31, 2006, we entered into derivative contracts with a total notional value of 280 million euros. Derivatives with a notional value of 80 million euros were entered into with the intent of mitigating a certain portion of our euro operating exposure and are part of the Company’s on-going risk management program. Derivatives with a notional value of 200 million euros were entered into during March 2006 with the intent of mitigating a certain portion of the foreign exchange variability associated with the Company’s repatriation of approximately $584 million from its foreign subsidiaries. Hedge accounting under SFAS No. 133 was not applied to any of the derivatives entered into during the fiscal year ended March 31, 2006. The resulting gain of approximately $1 million for the fiscal year ended March 31, 2006 is included in the “Other (gains) expenses, net” line in the Consolidated Statement of Operations. As of March 31, 2006, there were no derivative contracts outstanding. In April 2006, the Company entered into similar derivative contracts as those entered during the quarter ended March 31, 2006 relating to the Company’s operating exposures.

Equity Price Risk

As of March 31, 2006, we had $22 million in investments in marketable equity securities of publicly traded companies. These securities were considered available-for-sale with any unrealized gains or temporary losses deferred as a component of stockholders’ equity.

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

(a) Evaluation of disclosure controls and procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and acting Chief Financial

Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, with participation of the Company’s Chief Executive Officer and acting Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. During this evaluation, management identified material weaknesses in the Company’s internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)), which are discussed in (b) below. The Company’s Chief Executive Officer and acting Chief Financial Officer have concluded that, as of the end of the period covered by this annual report on Form 10-K, the Company’s disclosure controls and procedures were not effective as a result of these material weaknesses.

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

Management has conducted its evaluation of the effectiveness of internal control over financial reporting as of March 31, 2006 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing the effectiveness of the Company’s internal control over financial reporting. During this evaluation, management identified material weaknesses in the Company’s internal control over financial reporting, as described below. Management has concluded that as a result of these material weaknesses, as of March 31, 2006, the Company’s internal control over financial reporting was not effective based upon the criteria in Internal Control — Integrated Framework issued by COSO.

A material weakness is a control deficiency, or a combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weaknesses as of March 31, 2006:

(i)	The Company did not maintain an effective control environment due to a lack of effective communication policies and procedures. Specifically, (a) there was a lack of coordination and communication among certain of the Company’s senior executives with responsibility for the sales and finance functions and within the sales and finance functions regarding potentially significant financial information; and (b) there were communications by certain senior executives that failed to set a proper tone, which could discourage escalation of information of possible importance in clarifying or resolving financial issues. These deficiencies resulted in more than a remote likelihood that a material misstatement of the annual or interim financial statements would not be prevented or detected and contributed to the material weaknesses in internal controls described in items (ii) and (iii) below.

(ii)	The Company’s policies and procedures relating to controls over the accounting for sales commissions were not effective. Specifically, the Company did not effectively estimate, record and monitor its sales commissions and related accruals. The Company also did not reconcile its commission expense accrual to actual payments on a timely basis. These deficiencies resulted in a material error in the recognition of commission expense, which resulted in a restatement of the interim financial statements for the three and nine-month periods ended December 31, 2005.

(iii)	The Company’s policies and procedures relating to the identification, analysis and documentation of non-routine tax matters were not effective. The Company’s tax function also did not provide timely communication to management of its assumptions regarding certain non-routine tax matters. This deficiency resulted in a material error in the recognition of taxes associated with the Company’s cash repatriation, which occurred in the fourth quarter of fiscal year 2006.

(iv)	The Company’s policies and procedures relating to the accounting for and disclosure of stock-based compensation relating to stock options were not effective. Specifically, controls including monitoring controls, were not effective in ensuring the existence, completeness, valuation and presentation of the Company’s granting of stock options, which impacted the Company’s determination of the fair value associated with these awards and recognition of stock-based compensation expense over the related vesting periods from fiscal year 2002 through fiscal year 2006. This deficiency resulted in material errors in the recognition of compensation expense, additional paid-in capital, deferred taxes and related financial disclosures relating to such stock options, which contributed to a restatement of annual financial statements for fiscal years 2005 through 2002, and for interim financial statements for fiscal years 2006 and 2005.

(v)	The Company’s policies and procedures were not effectively designed to identify, quantify and record the impact on subscription revenue when license agreements have been cancelled and renewed more than once prior to the expiration date of each successive license agreement. This deficiency resulted in material errors in the recognition of revenue, which contributed to a restatement of annual financial statements for fiscal years 2005 and 2004, and for interim financial statements for fiscal years 2006 and 2005.

Each of the aforementioned material weaknesses in internal control over financial reporting individually resulted in more than a remote likelihood that a material misstatement of the Company’s interim or annual financial statements would not have been prevented or detected.

In conducting the Company’s evaluation of the effectiveness of its internal control over financial reporting, management has excluded the acquisition of Wily Technology, Inc., which was completed by the Company during the fourth quarter of fiscal year 2006. Wily Technology, Inc. represented approximately $431 million of the Company’s total assets as of March 31, 2006 and approximately $3 million of the Company’s total revenues for the year then ended. The assets of Wily Technology, Inc. included approximately $232 million of goodwill and $126 million of other intangibles as of March 31, 2006.

The Company’s independent registered public accountants, KPMG LLP, have audited and issued a report on management’s assessment of the Company’s internal control over financial reporting. That report is included on the page set forth in the List of Consolidated Financial Statements and Financial Statement Schedules.

(c) Changes in internal control over financial reporting

During the fourth quarter of fiscal year 2006, the Company was engaged in an ongoing review of its internal control over financial reporting. Based on that review management believes that, during the fourth quarter of fiscal year 2006 there were changes in the Company’s internal control over financial reporting, as described below, that have materially affected, or are reasonably likely to materially affect, those controls.

Changes under the DPA

As previously reported, and as described more fully in Note 7, “Commitments and Contingencies”, of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for the fiscal year ended March 31, 2006, in September 2004 the Company reached agreements with the USAO and SEC by entering into the DPA with the USAO and by consenting to the SEC’s filing of a Final Consent Judgment (Consent Judgment) in the United States District Court for the Eastern District of New York. The DPA requires the Company to, among other things, undertake certain reforms that will affect its internal control over financial reporting. These include implementing a worldwide financial and enterprise resource planning (ERP) information technology system to improve internal controls, reorganizing and enhancing the Company’s Finance and Internal Audit Departments, and establishing new records management policies and procedures.

The Company believes that these and other reforms, such as procedures to assure proper recognition of revenue, should enhance its internal control over financial reporting. For more information regarding the DPA, refer to the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2004 and the exhibits thereto, including the DPA. For more information regarding the Company’s compliance with the DPA and the Consent Judgment, refer to the information under the heading “Status of the Company’s Compliance with the Deferred Prosecution Agreement and Final Consent Judgment” in the Company’s definitive proxy materials filed on July 26, 2005 and Note 7, “Commitments and Contingencies — The Government Investigation”, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Changes to remediate fiscal year 2005 material weaknesses

As previously reported in its amended Annual Report on Form 10-K/A for the fiscal year ended March 31, 2005, the Company determined that, as of the end of fiscal year 2005, there were material weaknesses in its internal control over financial reporting relating to (1) improper accounting of credits attributable to software contracts executed under the Company’s prior business model, which resulted in financial statement restatements of prior years, (2) an ineffective control environment associated with its Europe, Middle East and Africa (EMEA) region businesses and (3) improper accounting for recording revenue from renewals of certain prior business model license agreements, which resulted in financial statement restatements of prior years.

As reported in the amended Annual Report for fiscal year 2005, the Company began to make a number of changes in its internal control over financial reporting to remediate these material weaknesses. Many of these changes were made during the first quarter of fiscal year 2006 and continued through the fourth quarter of fiscal year 2006. The material weaknesses have been fully remediated by the end of fiscal year 2006.

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

Specific remediation actions taken by management regarding the material weakness relating to the control environment associated with the EMEA region include the following:

•	Disciplinary proceedings against members of management and other employees in the EMEA region, leading to their resignation or termination subsequent to March 31, 2005;

•	The appointment of a new Head of Global Procurement in April 2005;

•	The appointment of a new Head of Procurement for the EMEA region in June 2005;

•	The appointment of a new General Manager for the EMEA region in June 2005;

•	The appointment of a new Head of Facilities for the EMEA region in July 2005;

•	The hiring of additional finance personnel, including a new controller for the UK in August 2005;

•	The initiation of changes to the roles and responsibilities, as well as reporting lines, of executives in charge of the EMEA region for more effective segregation of duties throughout fiscal year 2006; and

•	Ongoing communications from senior management and provision of training to employees regarding the importance of the control environment, financial integrity, and the Company’s code of ethics.

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

During the fourth quarter of fiscal year 2006, the Company continued documenting, testing and making improvements to its internal control over financial reporting in light of findings made as a part of the annual assessment of such internal controls for fiscal year 2006. The process is ongoing and the Company will continue to address items that require remediation, work to improve internal controls, and educate and train employees on controls and procedures in order to establish and maintain effective internal control over financial reporting.

Planned remediation of 2006 material weaknesses

Planned remediation efforts regarding the material weakness in internal control over financial reporting related to an ineffective control environment due to a lack of effective communication policies and procedures that include the following:

•	Personnel and organizational changes:

•	Appointment of a new Chief Operating Officer and the appointment of a new Chief Financial Officer to be effective on or about August 15, 2006;

•	Realignment of reporting of the Chief Financial Officer from Chief Operating Officer to the Chief Executive Officer;

•	Reorganization of the Sales Function including:

•	Elimination of the position Executive Vice President Worldwide Sales, and establishment of direct reporting of the field sales organization to the Chief Operating Officer;

•	Appointment of a Senior Vice President Sales Operations with direct reporting to the Chief Operating Officer;

•	Implementation of recurring meetings with representation from key departments including legal, finance, operations and human resources to address operating and financial performance, as well as the identification, tracking and communication of information of potential significance to financial reporting and disclosure issues; and

•	Provision of focused training relating to ethics, the Company’s Code of Conduct and its core values.

Planned remediation efforts regarding the material weakness in internal control over financial reporting related to sales commissions include the following:

•	Review of commissions accounting procedures by the Internal Audit Department;

•	Appointment of a quality review team to assess the adequacy and efficacy of the business processes, IT Systems and financial oversight for the administration of sales commissions;

•	Formalization of policies and procedures including communication and reporting responsibilities among the Company’s sales, human resources and finance functions to ensure that the administration, payments of and accounting for commissions expense are coordinated;

•	Reconciliation of commission expense accruals to actual commission payments on a quarterly basis; and

•	Monitoring of progress on remediation and to provide governance, including organizational alignment, by a cross functional review committee.

Planned remediation efforts regarding the material weakness in internal control over financial reporting related to non-routine tax matters include the following:

•	Review of the tax department’s policies and procedures including its use of external advisors;

•	Establishment of new documentation and analysis requirements for non-routine tax matters to ensure among other things, that accounting conclusions involving such matters are thoroughly documented and identify the critical factors that support the basis for such conclusions; and

•	Formalization of communication and review of non-routine tax matters between the tax function and senior finance management.

Remediation efforts regarding the material weakness in internal control over financial reporting related to the accounting for and disclosure of stock-based compensation relating to stock options issued prior to fiscal year 2002 included the development and implementation of policies and procedures beginning in fiscal year 2002 which have resulted in the timely communication of stock option grants to employees. During the first quarter of fiscal year 2007, the Company implemented procedures that resulted in the proper recognition and disclosure of stock-based compensation expense for stock options issued prior to fiscal year 2002. Accordingly, no further remediation is deemed necessary with respect to this material weakness.

Planned remediation efforts regarding the material weakness in internal control over financial reporting related to subscription revenue when license agreements have been cancelled and renewed more than once prior to the expiration date of each successive license agreement include the following:

•	Formalization of policies and procedures, as well as provision of training, on the identification, quantification and recording of the impact on subscription revenue of such license agreements.

Management is committed to the rigorous enforcement of an effective control environment. In addition, management will continue to monitor the results of the remediation activities and test the new controls as part of its review of its internal control over financial reporting for fiscal year 2007.

Other changes in internal control over financial reporting

In the first quarter of fiscal year 2007, the Company began migrating certain financial and sales processing systems to SAP, an enterprise resource planning (“ERP”) system, at its North American operations. This change in information system platform for the Company’s financial and operational systems is part of its on-going project to implement SAP at all of the Company’s facilities worldwide, which is expected to be completed over the next few years. In connection with the SAP implementation, the Company is updating its internal control over financial reporting, as necessary, to accommodate modifications to its business and accounting procedures. The Company believes it is taking the necessary precautions to ensure that the transition to the new ERP system will not have a negative impact on its internal control environment.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Refer to Part I of this Form 10-K for information concerning executive officers under the caption “Executive Officers of the Registrant”.

Set forth below are the current directors’ names, biographical information, age and the year in which each was first elected a director of the Company.

			Director
Name	Biographical Information	Age	Since

Kenneth D. Cron	Chairman of Midway Games Inc. since June 2004. Interim CEO of the Company from April 2004 to February 2005. From June 2001 to January 2004, Mr. Cron served as Chairman and CEO of Vivendi Universal Games, Inc., a publisher of online, PC and console-based interactive entertainment and a division of Vivendi Universal, S.A. Mr. Cron served as Chief Executive Officer of the Flipside Network, which later became a part of Vivendi Universal Net USA, from March 2001 to June 2001. He was Chairman and Chief Executive Officer of Uproar Inc. from September 1999 to March 2001, when Uproar was acquired by Flipside.	49	2002
Alfonse M. D’Amato	Managing Director of Park Strategies LLC, a business consulting firm, since January 1999. Mr. D’Amato was a United States Senator from January 1981 until January 1999. During his tenure in the Senate, he served as Chairman of the Senate Committee on Banking, Housing and Urban Affairs, and Chairman of the Commission on Security and Cooperation in Europe.	68	1999
Gary J. Fernandes	Chairman of FLF Investments, a family business involved with the acquisition and management of commercial real estate properties and other assets, since 1999. Since his retirement as Vice Chairman from Electronic Data Systems Corporation in 1998, he founded Convergent Partners, a venture capital fund focusing on buyouts of technology enabled companies. In addition, from 2000 to 2001, Mr. Fernandes served as Chairman and CEO of GroceryWorks.com, an internet grocery fulfillment company. In November 1998, he founded Voyagers The Travel Store Holdings, Inc., a chain of travel agencies, and was President and sole shareholder of Voyagers. Voyagers filed a petition under Chapter 7 of the federal bankruptcy laws in October 2001. Mr. Fernandes serves on the board of directors of BancTec, Inc. and Blockbuster Inc. He is also a member of the board of governors of the Boys & Girls Clubs of America and Trustee for the O’Hara Trust and the Hall-Voyer Foundation.	62	2003

			Director
Name	Biographical Information	Age	Since

Robert E. La Blanc	Founder and President of Robert E. La Blanc Associates, Inc., an information technologies consulting and investment banking firm, since 1981. Mr. La Blanc was previously Vice Chairman of Continental Telecom Corporation and, before that, a general partner of Salomon Brothers, Inc. He is also a director of Fibernet Telecom Group, Inc. and a family of Prudential Mutual Funds.	72	2002
Christopher B. Lofgren	President and Chief Executive Officer of Schneider National, Inc., a provider of transportation, logistics and related services, since 2002. Prior to being appointed CEO, Mr. Lofgren served as Chief Operating Officer from 2000 to 2002, and Chief Information Officer from 1996 to 2002. Mr. Lofgren is a member of the Board of Directors of the American Trucking Associations, Inc. (“ATA”) and the Board of Directors of the American Transportation Research Institute, a research trust affiliated with the ATA, whose purpose is to conduct research in the field of transportation. He also serves as a member of the Board of Directors of the Boys & Girls Club of Green Bay.	47	2005
Jay W. Lorsch	Louis Kirstein Professor of Human Relations at the Harvard Business School since 1978. Mr. Lorsch has served as Faculty Chairman of the Harvard Business School’s Global Corporate Governance Initiative since 1998. He is the author of more than a dozen books and consultant to the boards of directors of several Fortune 500 companies. He has held several major administrative positions at the school, including Senior Associate Dean from 1986 to 1995.	73	2002
William E. McCracken	President of Executive Consulting Group, LLC. During a 36-year tenure at IBM, Mr. McCracken held several different executive offices, including serving as general manager of the IBM Printing Systems Division and general manager of Worldwide Marketing of IBM PC Company. He is currently a member of the Board of Directors of IKON Office Solutions. He is also Chairman of the Board of Trustees of Lutheran Social Ministries of New Jersey and President of the Greater Plainfield Habitat for Humanity.	63	2005

			Director
Name	Biographical Information	Age	Since

Lewis S. Ranieri	Chairman of the Board of the Company since April 2004; Lead Independent Director of the Company from 2002 to April 2004. Mr. Ranieri is the prime originator and founder of the Hyperion private equity funds and chairman and/or director of various other non-operating entities owned directly and indirectly by Hyperion. Mr. Ranieri also serves as Chairman, Chief Executive Officer and President of Ranieri & Co., Inc., a private investment advisor and management corporation. He is also Chairman of American Financial Realty Trust, Capital Lease Funding, Inc., Franklin Bank Corp. and Root Markets, Inc., an internet-based marketing company. In addition, Mr. Ranieri serves on the Board of Directors of Reckson Associates Realty Corp. Prior to forming Hyperion, Mr. Ranieri had been Vice Chairman of Salomon Brothers, Inc., and worked for Salomon from July 1968 to December 1987. Mr. Ranieri has served on the National Association of Home Builders Mortgage Roundtable continuously since 1989. Mr. Ranieri acts as a trustee or director of Environmental Defense and the Metropolitan Opera Association and is Chairman of the Board of the American Ballet Theatre and Vice Chairman of the Kennedy Center Corporate Fund Board.	59	2001
Walter P. Schuetze	Independent consultant since February 2000. Mr. Schuetze was Chief Accountant to the Securities and Exchange Commission Division of Enforcement from November 1997 to February 2000, an independent consultant from April 1995 to November 1997, and Chief Accountant to the Securities and Exchange Commission from January 1992 to March 1995. He was a charter member of the Financial Accounting Standards Board, a member of the Financial Accounting Standards Advisory Council, and a member and chair of the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. He is also a director and chairman of the Audit Committee of TransMontaigne Inc.	73	2002
John A. Swainson	Chief Executive Officer of the Company since February 2005 and President and Director since November 2004. From November 2004 to February 2005, he served as the Company’s Chief Executive Officer-elect. From July to November 2004, Mr. Swainson was Vice President of Worldwide Sales and Marketing of IBM’s Software Group, responsible for selling its diverse line of software products through multiple channels. From 1997 to July 2004, he was General Manager of the Application Integration and Middleware division of IBM’s Software Group, a division he started in 1997. He is also a director of Visa U.S.A. Inc. and Cadence Design Systems, Inc.	52	2004

			Director
Name	Biographical Information	Age	Since

Laura S. Unger	Ms. Unger was a Commissioner of the Securities and Exchange Commission from November 1997 to February 2002, including Acting Chairperson of the SEC from February to August 2001. From June 2002 through June 2003, Ms. Unger was employed by CNBC as a Regulatory Expert. Before being appointed to the SEC, Ms. Unger served as Counsel to the United States Senate Committee on Banking, Housing and Urban Affairs from October 1990 to November 1997. Prior to working on Capitol Hill, Ms. Unger was an attorney with the Enforcement Division of the SEC. Ms. Unger serves as a director of Ambac Financial Group, Inc. and Children’s National Medical Center, and acts as the Independent Consultant to JPMorgan Chase for the Global Research Settlement.	45	2004
Ron Zambonini	Chairman of the Board of Cognos Incorporated, a developer of business intelligence software, since May 2004 and a director since 1994. Mr. Zambonini was Chief Executive Officer of Cognos from September 1995 to May 2004 and President from 1993 to April 2002. Mr. Zambonini currently serves on the Board of Directors of Reynolds and Reynolds Company and Emergis Inc.	59	2005

The Board has elected to reduce the number of non-independent directors serving on the Board from two to one. In fiscal year 2006, Messrs. Swainson and Cron were deemed non-independent directors. Consequently, the term of Mr. Cron will expire at the Company’s 2006 Annual Meeting of Stockholders. In addition, the Board decreased its size from twelve directors to eleven directors, effective upon the commencement of the 2006 Annual Meeting.

Litigation Involving Certain Directors and Executive Officers

The Special Litigation Committee was established by the Board on February 1, 2005 and is composed of William McCracken and Ron Zambonini. The Special Litigation Committee has been delegated the authority to control and determine the Company’s response to a stockholder derivative action pending in the United States District Court for the Eastern District of New York entitled Computer Associates International, Inc. Derivative Litigation, No. 04-CIV-2697, as well as motions that have been made by certain stockholders of the Company to reopen the December 2003 settlements of a stockholder derivative action and two class actions with respect to certain current and former directors and officers of the Company. Please see Note 7, “Commitments and Contingencies”, in the Notes to the Consolidated Financial Statements for a more detailed description of these actions and other litigation involving certain directors and executive officers.

Audit Committee Financial Expert

The Board of Directors has determined that Walter P. Schuetze qualifies as an “Audit Committee Financial Expert” and is independent under applicable SEC and NYSE rules.

Audit and Compliance Committee

The Board of Directors has established the Audit and Compliance Committee to carry out certain responsibilities and to assist the Board in meeting its fiduciary obligations. The committee operates under a written charter that has been adopted by the committee and by the Board, and all the members of the committee are “independent” under both the Company’s Corporate Governance Principles and NYSE requirements. The current members of the committee are Ms. Unger and Messrs. D’Amato, La Blanc and Schuetze (Chair).

Nominating Procedures

The Corporate Governance Committee of the Board of Directors will consider director candidates recommended by stockholders. In considering candidates submitted by stockholders, the Committee will take into consideration the factors specified in the Corporate Governance Principles, which are available on our website at www.ca.com, as well as the current needs of the Board and the qualifications of the candidate. The Committee may also take into consideration the number of shares held by the recommending stockholder and the length of time that such shares have been held. To recommend a candidate for consideration by the Committee, a stockholder must submit the recommendation in writing, including the following information:

•	the name of the stockholder and evidence of the stockholder’s ownership of Company common stock, including the number of shares owned and the length of time of such ownership; and

•	the name of the candidate, the candidate’s résumé or a listing of his or her qualifications to be a director of the Company, and the person’s consent to be named as a director nominee if recommended by the Committee and nominated by the Board.

Such recommendations and the information described above should be sent to the Corporate Secretary of the Company at One CA Plaza, Islandia, New York 11749.

Once a person has been identified by the Corporate Governance Committee as a potential candidate, the Committee may collect and review publicly available information regarding the person to assess whether the person should be considered further; request additional information from the candidate and/or the proposing stockholder; contact references or other persons to assess the candidate; and/or conduct one or more interviews with the candidate. The Committee may consider such information in light of information regarding any other candidates that the Committee may be evaluating at that time. The evaluation process generally does not vary based on whether or not a candidate is recommended by a stockholder; however, as stated above, the Committee may take into consideration the number of shares held by the recommending stockholder and the length of time that such shares have been held.

In addition to stockholder recommendations, the Corporate Governance Committee may receive suggestions as to nominees from directors, Company officers or other sources, which may be either unsolicited or in response to requests from the Committee for such suggestions. In addition, the Committee may engage search firms to assist it in identifying director candidates.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers and persons who beneficially own more than 10% of the Company’s common stock to file with the SEC initial reports of ownership and reports of changes in beneficial ownership of common stock and other equity securities of the Company. Directors, executive officers and 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.

Based solely on its review of such copies of Section 16(a) reports received by it, or written representations from each reporting person for the fiscal year ended March 31, 2006, the Company believes that each of its directors, executive officers and 10% stockholders complied with all applicable filing requirements during the year, except that due to administrative errors by the Company, Ms. Stravinskas and Messrs. Cirabisi, Gnazzo, Handal and Quinn each filed one Form 4 late, with each such Form 4 reporting one transaction.

Code of Conduct

We maintain a Business Practices Standard of Excellence: Our Code of Conduct (Code of Conduct), which is applicable to all employees and directors, and is available on our website at ca.com. Any amendment or waiver to the Code of Conduct that applies to our directors or executive officers will be posted on our website or in a report filed with the SEC on Form 8-K. The Code of Conduct is available free of charge in print to any stockholder who requests one by writing to Kenneth V. Handal, our Executive Vice President, General Counsel and Corporate Secretary, at the Company’s world headquarters in Islandia, New York at the address listed on the cover of this Form 10-K.

Item 11.	Executive Compensation.

Director Compensation

Only non-employee directors of the Company receive compensation for their services as such. Their compensation is based on a “director service year” that lasts from annual meeting to annual meeting. Under the 2003 Compensation Plan for Non-Employee Directors, as amended (the “2003 Plan”), each non-employee director receives an annual fee that is fixed by the Board and paid in the form of deferred stock units, except that up to 50% of such fee may be paid in cash, if elected by the director in advance. Following termination of service, a director receives shares of the Company’s common stock in an amount equal to the number of deferred stock units in his/her deferred compensation account. The current annual fee to be paid to each non-employee director of the Company under the 2003 Plan is $175,000 which was increased from $150,000 in August 2005. In addition, starting in August 2005, the Chairman of the Audit and Compliance Committee of the Board of Directors receives $25,000 and the non-employee Chairmen of all other committees of the Board of Directors each receives $10,000 on an annual basis. The 2003 Plan allows the Board of Directors to authorize the payment of additional fees to any eligible director that chairs any committee of the Board of Directors or to an eligible director serving as the lead director.

In addition, to further the Company’s support for charities, non-employee directors are able to participate in the Company’s Matching Gifts Program on the same terms as the Company’s employees. Under this program, the Company will match, on a one-for-one basis, contributions by a director to a charity approved by the Company. During fiscal year 2006, the amount that the Company matched per director was capped at an aggregate amount of $25,000.

In recognition of Mr. Ranieri’s extraordinary service to the Company during fiscal year 2005, on the recommendation of the Corporate Governance Committee, the Board (with Mr. Ranieri abstaining) determined that Mr. Ranieri should receive additional director fees for fiscal year 2005. The total fees paid to Mr. Ranieri for fiscal year 2005 were $272,500, which fees were comprised of the regular quarterly fees paid to Mr. Ranieri under the 2003 Plan for his services during the first three quarters of fiscal year 2005 and approximately $160,000 that had been paid to Mr. Ranieri in the form of making the Company’s aircraft available to him for his use on non-Company business and personal matters during fiscal year 2005. The Company determined the value of the aircraft use to Mr. Ranieri based on the incremental cost of such use to the Company plus additional charges comparable to first-class airfare for family members of Mr. Ranieri who accompanied him on several flights. As such, Mr. Ranieri elected not to accept director fees for his service on the Board during the fourth quarter of the 2005 fiscal year (the quarterly fee of $37,500 payable under the 2003 Plan) or during fiscal year 2006 (the annual fee of $175,000, increased from $150,000 in August 2005, under the 2003 Plan).

Since Mr. Cron’s employment with the Company terminated at the end of fiscal year 2005, the Company continued to provide him with administrative services and security services for his personal residence, at estimated costs not exceeding $30,000 and $5,000, respectively, through August 2005.

The Company also provides directors with, and pays premiums for, director and officer liability insurance and reimburses directors for reasonable travel expenses.

COMPENSATION AND OTHER INFORMATION CONCERNING EXECUTIVE OFFICERS

The following table sets forth the cash and non-cash compensation paid for the fiscal years ended March 31, 2006, 2005 and 2004, to the Chief Executive Officer, each of the four most highly compensated executive officers (based on combined salary and bonus) of the Company other than the Chief Executive Officer and one additional executive officer that the Company has chosen to include voluntarily for the fiscal year ended March 31, 2006 (collectively, the “Named Executive Officers”).

Summary Compensation Table

					Long-Term Compensation
		Annual Compensation			Awards		Payouts
				Other	Restricted	Securities
				Annual	Stock	Underlying	LTIP	All Other
	Fiscal	Salary	Bonus	Compen-	Awards	Options/	Payouts	Compensation
Name and Principal Position	Year	($)(1)	($)(2)	sation ($)(3)	($)(5)	SARs(6)	($)(7)	($)(8)
John A. Swainson	2006	1,000,000	337,565	231,354	655,240	170,700	—	1,750
President and Chief	2005	359,853	333,334	77,338 (4)	6,022,000	350,000	—	5,335,000 (9)
Executive Officer	2004	—	—	—	—	—	—	—
Russell M. Artzt	2006	750,000	202,543	12,000	393,140	102,400	—	5,250
Executive Vice President,	2005	750,000	522,375	12,000	1,840,421	135,176	—	15,650
Products	2004	750,000	520,000	12,000	2,167,602	161,400	—	17,250
Michael Christenson	2006	525,000	148,412	4,379	288,094	75,100	—	438
Current Chief Operating	2005	63,263	—	—	371,840	—	—	—
Officer(1)	2004	—	—	—	—	—	—	—
Jeff Clarke	2006	750,000	—	17,136	—	119,500	—	5,250
Former Chief Operating	2005	650,000	796,000	59,577 (4)	694,773	155,157	—	150,000 (9)
Officer	2004	4,513	—	—	—	235,000	—	—
Greg Corgan	2006	550,000	135,021	10,000	262,101	68,300	—	5,250
Former Executive Vice	2005	395,833	861,832	22,020 (4)	455,585	101,742	—	14,369
President, Worldwide Sales	2004	350,000	540,136	—	623,152	46,400	—	—
Gary Quinn	2006	450,000	280,998	12,000	196,023	51,200	82,071	5,250
Executive Vice President,	2005	450,000	1,011,713	12,000	849,413	62,388	—	15,650
Indirect Sales/Channel	2004	450,000	947,000	12,000	999,192	74,400	—	17,250
Partners

(1)	Mr. Swainson’s employment with the Company commenced on November 22, 2004 and Mr. Clarke’s employment commenced on March 30, 2004. Mr. Clarke’s last day of employment was April 30, 2006. Mr. Christenson succeeded Mr. Clarke as Chief Operating Officer. Although Mr. Christenson was not one of the four most highly compensated executive officers for fiscal year 2006, the Company determined to include him in these tables as a Named Executive Officer as Mr. Clarke’s successor. Mr. Christenson’s employment with the Company commenced on February 11, 2005 and he served as Executive Vice President, Business Development until named Chief Operating Officer. Mr. Corgan’s employment also terminated after the end of fiscal year 2006 and his last day with the Company was June 30, 2006. (See also the summary of his severance arrangements under “Employment Agreements; Severance Arrangements; Change in Control Arrangements — Severance Arrangements” below.) Since the position of Executive Vice President, Worldwide Sales was eliminated, there was no successor appointed to this position.

(2)	As discussed in the Compensation and Human Resource Committee Report on Executive Compensation below, no annual cash bonuses were paid to any Named Executive Officers under the Company’s fiscal year 2006 Annual Bonus program. Except for a discretionary bonus of $180,000 paid to Mr. Quinn for fiscal year 2006, the amounts in the “Bonus” column represent the value of the portion of the restricted stock award granted with respect to fiscal year 2006 that was immediately vested at the time of grant on June 7, 2006 (based on the closing price of the stock on the date of grant). Additional details about this grant are provided in footnote (5) to this table.

(3)	Consists of non-reimbursed car allowance for Messrs. Artzt and Quinn. In lieu of car allowances and in order to help maintain the confidentiality of business matters when outside of the office, Messrs. Swainson, Christenson and Clarke had use of a Company car and driver in fiscal year 2006. Amounts attributable for personal use of such car and driver have been reflected in this column and are de minimis in amount. In addition, several executives, including Messrs. Swainson, Clarke and Corgan, utilized the corporate aircraft and helicopter for personal use in fiscal year 2006, in accordance with the Company’s Aircraft Use Policy (the “Aircraft Policy”). The Aircraft Policy requires Mr. Swainson to use the corporate aircraft and helicopter for personal use for security reasons and other executives may use them for personal purposes only with the express permission of the Chief Compliance Officer. The Company determined the value of such use for Messrs. Swainson, Clarke and Corgan, based on the incremental cost to the Company, plus additional charges comparable to first-class airfare (or in the case of helicopter use, charter fares) for family members, as applicable, to be $151,820, $14,880 and $10,000, respectively. This valuation of aircraft use is different from the standard industry fare level (SIFL) valuation used to impute income for these executives for tax purposes. To the extent relocation and housing expenses were treated as perquisites by the Company and imputed as income to the

Named Executive Officers in fiscal year 2006, such expenses have been included in this table. With regard to Mr. Swainson, the Company treated as perquisites $52,367 for housing in fiscal year 2006, which amount was “grossed up” for tax purposes in an amount equal to approximately $23,634. Messrs. Swainson and Clarke also received annual health examinations in fiscal 2006 for which the Company paid $2,375 and $1,975, respectively.

(4)	Consists of use of corporate aircraft and helicopter for personal use for Messrs. Swainson and Corgan. The Company determined the value of such use for Messrs. Swainson and Corgan, based on the incremental cost to the Company, plus additional charges comparable to first-class airfare (or in the case of helicopter use, charter fares) for family members, as applicable, to be $39,204 and $22,020, respectively. To the extent relocation and housing expenses were treated as perquisites by the Company and imputed as income to the Named Executive Officers, such expenses have been included in this table. With regard to Messrs. Swainson and Clarke, the Company treated as perquisites $10,655 and $33,660, respectively, for housing and relocation, which amounts were “grossed up” for tax purposes in amounts equal to $4,920 and $25,894, respectively. The Company also paid $22,379 for legal fees associated with the negotiation of Mr. Swainson’s employment agreement. In lieu of car allowances and in order to help maintain the confidentiality of business matters when outside of the office, Messrs. Swainson and Clarke had use of a Company car and driver in fiscal year 2005. Amounts attributable for personal use of such car and driver have been reflected in this column and are de minimis in amount.

(5)	For fiscal year 2006, the amounts represent the value of 66% of the restricted stock award granted on June 7, 2006 with respect to fiscal year 2006 on the date of grant. The first 34% of the grant (reflected in the Bonus column and described in footnote (2) to this table), was immediately vested upon grant. The Named Executive Officers were awarded the following number of restricted shares relating to performance in fiscal year 2006 (including the shares reflected in the Bonus column which became immediately vested at grant on June 7, 2006): Mr. Swainson — 45,375, Mr. Artzt — 27,225, Mr. Christenson — 19,950, Mr. Clarke — 0, Mr. Corgan — 18,150 and Mr. Quinn — 13,575. These restricted share awards vest as follows: 34% on the date of grant, 33% on the first anniversary of the date of grant and 33% on the second anniversary. Restricted shares carry the same dividend and voting rights as unrestricted shares of Common Stock.

As of March 31, 2006 and based on the closing stock price on that date, the approximate number and value of the aggregate restricted stock and restricted stock units holdings by the Named Executive Officers were as follows: Mr. Swainson — 212,041 and $5,769,636 (includes 45,375 restricted shares awarded in June 2006 relating to performance in fiscal year 2006 and 100,000 restricted stock units), Mr. Artzt — 121,713 and $3,311,811 (includes 27,225 restricted shares awarded in June 2006 relating to performance in fiscal year 2006), Mr. Christenson — 29,283 and $796,790 (includes 19,950 restricted shares awarded in June 2006 relating to performance in fiscal year 2006), Mr. Clarke — 17,010 and $462,842, Mr. Corgan — 37,037 and $1,007,777 (includes 18,150 restricted shares awarded in June 2006 relating to performance in the fiscal year 2006) and Mr. Quinn — 57,169 and $1,555,569 (includes 13,575 restricted shares awarded in June 2006 relating to performance in fiscal year 2006). The disclosure of the grants made in June 2006 relating to performance in fiscal 2006 includes the portion of such grants that became immediately exercisable upon grant, as described in footnote (2) of this table. Mr. Swainson’s restricted stock units, granted at the time of his hire, carry dividend equivalent rights that entitle him to the same amount that he would have received if he were a holder of an equal number of the underlying Company shares at the time a dividend is declared. Restricted stock and restricted stock units that are unvested at the time of termination of employment are forfeited.

(6)	The grants in fiscal year 2006 do not include options granted in April 2005 that relate to performance in fiscal year 2005.

(7)	Represents the value of shares of Common Stock issued to Mr. Quinn, based on the closing price on the day of issuance, under the Company’s 1998 Incentive Award Plan. Under this plan, phantom shares of Common Stock were granted to certain employees that were subject to time-based vesting and performance-based criteria. Mr. Quinn became fully vested in his phantom shares on August 25, 2004 and, under the terms of the plan, became entitled to receive payment in shares of Common Stock in four annual installments beginning on August 25, 2005. Mr. Quinn’s first installment, representing 10% of his award (3,117 shares), was issued to him on August 25, 2005, the value of which is reflected in this column.

(8)	Amounts represent contributions and allocations made by the Company under its 401(k), excess benefit and restoration plans (qualified and non-qualified defined contribution plans).

(9)	Includes signing bonuses paid under Mr. Swainson’s and Mr. Clarke’s employment agreements of $2,500,000 and $150,000, respectively. In addition, in respect of certain benefits Mr. Swainson would have received had he remained employed with IBM, the Company credited to a deferred compensation account and deposited $2,835,000 into a “rabbi trust” (as described below in the “Chief Executive Officer Compensation” section of the Compensation and Human Resource Committee Report on Executive Compensation).

Option Grants in Last Fiscal Year

The following table provides information on option grants to the Named Executive Officers relating to the fiscal year ended March 31, 2006.

	Number of	Percent of Total
	Securities	Options
	Underlying	Granted to			Grant Date
	Options	Employees in	Exercise Price	Expiration	Present Value
Name	Granted(1)	Fiscal Year(2)	($/share)	Date	($)(3)

John A. Swainson	170,700	9.53%	28.98	5/20/15	2,664,559
Russell M. Artzt	102,400	5.72%	28.98	5/20/15	1,598,423
Michael Christenson	75,100	4.20%	28.98	5/20/15	1,172,281
Jeff Clarke	119,500	6.67%	28.98	5/20/15	1,865,347
Greg Corgan	68,300	3.81%	28.98	5/20/15	1,066,136
Gary Quinn	51,200	2.86%	28.98	5/20/15	799,212

(1)	Options generally vest in equal installments over a three-year period beginning one year after the date of grant and have a ten-year term.

(2)	Based on a total of 1,790,321 options issued with respect to fiscal year 2006 (and does not include approximately 891,000 options granted in April 2005 that relate to performance in fiscal year 2005). Does not include options granted to employees under plans assumed by the Company in connection with acquisitions completed in fiscal year 2006. The total number of options granted to employees including under assumed plans would be 1,870,485 and the percentages would be as follows: Mr. Swainson 9.13%; Mr. Artzt 5.47%; Mr. Christenson 4.01%; Mr. Clarke 6.39%; Mr. Corgan 3.65%; and Mr. Quinn 2.74%.

(3)	The Black-Scholes option pricing model was selected to estimate the Grant Date Present Value of the options set forth in this table. The Company’s use of this model should not be construed as an endorsement of its accuracy in valuing options. The following assumptions were made for purposes of calculating the Grant Date Present Value: expected life of six years, volatility of 0.56, dividend yield of 0.55% and a risk-free interest rate of 3.9%.

Aggregate Option Exercises in Last Fiscal Year and
Fiscal Year-End Option Values

The following table provides information on option exercises by the Named Executive Officers during the fiscal year ended March 31, 2006 and the value of the in-the-money options held by each of them at the end of the fiscal year.

			Number of Securities		Value of Unexercised
		Value	Underlying Unexercised		In-The-Money Options
	Shares	Realized	Options at March 31, 2006		at March 31, 2006 ($)(2)
Name	Acquired	($)(1)	Exercisable	Unexercisable	Exercisable	Unexercisable

John A. Swainson	0	0	119,000	401,700	0	0
Russell M. Artzt	555,062	5,356,065	863,139	290,837	4,720,525	9,321
Michael Christenson	0	0	0	75,100	0	0
Jeff Clarke(3)	0	0	209,169	300,488	55,108	27,143
Greg Corgan(3)	0	0	115,003	151,439	674,441	2,679
Gary Quinn	79,199	830,585	779,245	138,139	755,020	4,296

(1)	Value realized was calculated based on the market value of the shares purchased at the exercise date less the aggregate option exercise price.

(2)	Valuation based on the closing price of $27.21 on March 31, 2006 (the last trading day of the fiscal year), less the respective exercise prices of the options.

(3)	Generally and subject to applicable law, options that are not exercised within 30 days of the date of termination of employment are forfeited.

Long-Term Incentive Plan — Awards in Last Fiscal Year

The following table provides information on awards under the Company’s Long-Term Incentive Plan to the Named Executive Officers relating to the fiscal year ended March 31, 2006.

		Performance
	Number of	or Other
	Shares, Units	Period Until	Estimated Future Payouts
	or Other	Maturation	Under Non-Stock Price-Based Plans
Name	Rights(1)	or Payout	Threshold (#)	Target (#)	Maximum (#)

John A. Swainson	64,200	3/31/08	0	64,200	128,400
Russell M. Artzt	38,500	3/31/08	0	38,500	77,000
Michael Christenson	28,300	3/31/08	0	28,300	56,600
Jeff Clarke	45,000	3/31/08	0	45,000	90,000
Greg Corgan	25,700	3/31/08	0	25,700	51,400
Gary Quinn	19,300	3/31/08	0	19,300	38,600

(1)	As part of the Long-Term Incentive Bonus program for fiscal year 2006, participants are eligible to receive unrestricted shares of Common Stock after the completion of a three-year performance period beginning on April 1, 2005 and ending on March 31, 2008. The targets for this three-year cycle are based on (i) average three-year adjusted net income growth and (ii) average three-year return on invested capital, each responsible for determining one-half of the payout under the award. The actual award can range from 0 to 200% of the target amount. The right to receive shares is forfeited upon a termination of employment that occurs prior to March 31, 2008, unless it is a termination without cause (as defined under the program), in which case the executive may be eligible for a pro-rated grant at the end of the performance period based on the portion of the period during which the executive was employed. In all cases, the Compensation and Human Resource Committee of the Board of Directors has discretion to reduce the amount of any award for any reason.

Employment Agreements; Severance Arrangements; Change in Control Arrangements

John A. Swainson (President and Chief Executive Officer)

John A. Swainson was named President and Chief Executive Officer-elect of the Company in November 2004, and was subsequently named Chief Executive Officer in February 2005. Under his employment agreement, Mr. Swainson received (i) an initial stock option grant for 350,000 shares of Common Stock with an exercise price equal to the fair market value of the Common Stock on the date of grant and a ten-year term, vesting approximately one-third per year beginning one year after the date of grant; (ii) an initial restricted stock grant of 100,000 shares of Common Stock vesting approximately one-third per year beginning one year after the date of grant; (iii) a cash signing bonus of $2,500,000; and (iv) restricted stock units with respect to 100,000 shares of Common Stock, which include dividend equivalents rights on underlying shares based on dividends paid to stockholders and which will be delivered six months after Mr. Swainson’s employment terminates for any reason. In respect of certain benefits he would have received had he remained employed with IBM, the Company credited to a deferred compensation account and deposited $2,835,000 into a “rabbi trust” (as described below in the “Chief Executive Officer Compensation” section of the Compensation and Human Resource Committee Report on Executive Compensation). Under his employment agreement, Mr. Swainson was awarded an initial annual base salary of $1,000,000 (payable in cash) and is eligible to receive a target annual cash bonus equal to at least 100% of his annual base salary. Details relating to his fiscal year 2006 Annual and Long-Term Incentive bonuses are set forth below in the Compensation and Human Resource Committee Report on Executive Compensation. He also participates in other employee benefit programs available to executives of the Company. Mr. Swainson is also entitled to reimbursement for any expenses incurred with his relocation and the Company agreed to provide him with temporary corporate housing until no later than November 22, 2006.

Mr. Swainson’s employment agreement has an initial term of five years and is scheduled to expire on November 22, 2009, unless terminated earlier or extended in accordance with its terms. If Mr. Swainson’s employment is terminated by the Company without “cause” or by Mr. Swainson for “good reason” (as those terms are defined in his agreement) prior to the expiration of the term, he will (i) receive a severance payment equal to two years’ salary and bonus, (ii) receive a lump-sum payment equal to 18 months’ COBRA continuation coverage and (iii) have accelerated vesting of his outstanding equity awards that would have vested, absent the end of employment, during the 24-month period following termination. If the Company chooses not to extend Mr. Swainson’s agreement at the end of its term, Mr. Swainson will (i) receive a severance payment equal to one year’s salary, (ii) receive a lump-sum payment equal to 12 months’ COBRA continuation coverage and (iii) have accelerated vesting of his outstanding equity awards that would have vested, absent termination of employment, during the 12-month period following termination. Mr. Swainson is subject to standard non-compete and non-solicitation covenants during, and for the twelve-month period following, his employment with the Company. Mr. Swainson has been added as a “Schedule A” participant in the Company’s Change in Control Severance Policy; as such, he would be entitled to a severance payment equal to 2.99 times his salary and bonus, and to certain other benefits, in the event of a termination without “cause” or for “good reason” (as those terms are defined in such Policy) following a change in control of the Company.

The Company will also indemnify and hold Mr. Swainson harmless for acts and omissions in connection with Mr. Swainson’s employment to the maximum extent permitted under applicable law.

Jeff Clarke (Former Executive Vice President and Chief Operating Officer)

Jeff Clarke was named Chief Operating Officer of the Company on April 23, 2004. Mr. Clarke’s original agreement was effective from April 23, 2004 until March 31, 2006. A new agreement was executed and became effective as of April 1, 2006. On April 17, 2006, Mr. Clarke resigned and his last day of employment with the Company was April 30, 2006.

Mr. Clarke’s annual base salary for fiscal year 2006 was $750,000. In connection with his hire, Mr. Clarke also received a signing bonus of $150,000. Pursuant to Mr. Clarke’s new employment agreement, he would have also been entitled to a bonus of up to $750,000 if he had remained employed through March 31, 2008 or to a portion of this bonus if his employment had been terminated other than for cause after March 31, 2007 (but before March 31, 2008). His new employment agreement also provided for payment of $4,500,000 upon a termination other than for cause, a resignation for good reason, death or disability. Mr. Clarke did not receive any portion of the $750,000 bonus or any severance in connection with his resignation from the Company. He only received a payout for his accrued and unused vacation of approximately $31,731 in accordance with the Company’s policy.

The Company will continue to indemnify and hold Mr. Clarke harmless for acts and omissions in connection with his employment to the maximum extent permitted under applicable law.

Michael Christenson (Executive Vice President and Current Chief Operating Officer)

On June 27, 2006, the Company entered into an amended and restated employment agreement with Mr. Christenson, which amended and restated his original employment agreement which was effective as of February 14, 2005. Under the amended agreement, in addition to being an Executive Vice President, Mr. Christenson was designated as the Chief Operating Officer of the Company, succeeding Mr. Clarke. The term of the amended agreement covers Mr. Christenson’s employment through February 13, 2007, unless terminated earlier in accordance with the agreement.

Pursuant to the agreement currently in place, Mr. Christenson’s annual base salary is $650,000. With respect to the fiscal year ending March 31, 2007, Mr. Christenson is also eligible to receive a target annual cash bonus of $650,000, subject to the terms and conditions of the Company’s Annual Performance Bonus program. Mr. Christenson is also eligible to receive a target long-term bonus of $2,500,000 for the performance period commencing on April 1, 2006 subject to the terms of the Long-Term Performance Bonus program.

If Mr. Christenson resigns for “good reason”, is terminated by the Company other than for “cause”, other than on account of death or “disability” (all as defined in the amended agreement), subject to Mr. Christenson’s execution and delivery of a release and waiver, the Company will pay him 12 months of base salary and a pro-rated portion of his target amount under the Annual Performance Bonus program.

Severance Arrangements

Mr. Corgan’s last day of employment was June 30, 2006 and, in exchange for executing a general release of claims against the Company, he received severance equal to one times his annual salary, payment for his accrued and unused vacation (of approximately $35,962) and a COBRA assistance payment of $12,000 (intended to assist with the payment of premiums for continued health coverage), consistent with the Company’s standard policy.

Change in Control Severance Policy

The Company currently maintains a Change in Control Severance Policy (the “Policy”), which was approved by the Board of Directors on October 18, 2004 and covers such senior executives of the Company as the Board of Directors may designate from time to time. Currently, ten executives of the Company are covered by the Policy.

The Policy provides for certain payments and benefits in the event that, following a change in control or potential change in control of the Company, a covered executive’s employment is terminated either without cause by the Company or for good reason by the executive. The amount of the severance payment would range from 1.00 to 2.99 times an executive’s annual base salary and bonus as determined from time to time by the Board of Directors, as specified in Schedules A, B and C to the Policy. John A. Swainson and Michael Christenson are Schedule A participants in the Policy and, thus, would be entitled to severance payments equal to 2.99 times their respective annual base salaries and bonuses. Gary Quinn, as a Schedule B participant, would be entitled to a severance payment equal to 2.00 times his annual base salary and bonus and Russell Artzt would be entitled to a severance payment equal to 1.00 times his annual base salary and bonus. The Policy also provides the following additional benefits: (a) pro-rated target bonus payments for the year of termination, (b) a payment equal to the cost of 18 months’ continued health coverage, (c) one year of outplacement services, (d) if applicable, certain relocation expenses and (e) payments to make the executive whole with respect to excise taxes under certain conditions. Under the Policy, a “change in control” would include, among other things, (a) the acquisition of 35% or more of the Company’s voting power, (b) a change in a majority of the incumbent members of the Company’s Board of Directors, (c) the sale of all or substantially all the Company’s assets, (d) the consummation of certain mergers or other business combinations, and (e) stockholder approval of a plan of liquidation or dissolution.

Deferred Compensation Plan for John A. Swainson

On April 29, 2005, the Company entered into a deferred compensation plan and related trust agreement for the benefit of John A. Swainson. The plan and trust fulfill the Company’s obligation under Mr. Swainson’s employment agreement entered into on November 22, 2004, to provide him with the present value of $2.8 million in respect of certain benefits he would have received had he remained employed with IBM plus interest on such amount since the execution of Mr. Swainson’s employment agreement. Mr. Swainson had an initial deferred compensation account balance of $2,835,000 and is entitled to notionally allocate his account balance among various investment options (generally those options available to the Company’s U.S. employees under their qualified 401(k) plan) for the purpose of determining the value of his account. The plan provides for Mr. Swainson to receive in cash the lump sum value of his deferred compensation balance upon the earliest of his death, six months after his “separation from service” or a “change in control” (as each term is defined in the plan document). The trust is in the form of a “rabbi trust” whose assets are subject to the claims of the Company’s creditors.

Executive Deferred Compensation Plan

The Company offers to senior executives, including the Named Executive Officers, the opportunity to defer a portion of their cash bonus compensation payable under the Company’s Annual Bonus program with respect to a given fiscal year. Among other things, this plan promotes the interest of the Company and its stockholders by encouraging certain key employees to remain in the employ of the Company by providing them with a means by which they may request to defer receipt of a portion of their compensation. Compensation that is deferred is credited to a participant’s account, which is indexed to one or more investment options chosen by the participant. The amount credited is adjusted for, among other things, hypothetical investment earnings, expenses and gains or losses to the investment options. The investment options generally track those options available to the Company’s U.S. employees under their qualified 401(k) plan.

In accordance with the terms of the executive deferred compensation plan, a participant receives a lump sum distribution of the value of his or her deferral account after the earliest of death, disability, six months after “separation from service”, a termination in connection with a “change in control” (as each term is defined in the plan document) or a date specified by the participant (generally 5, 10 or 15 years following the end of the performance period relating to the bonus that is being deferred). As explained in the Compensation and Human Resource Committee Report on Executive Compensation, executives did not receive any payments under the Company’s Annual Bonus program for fiscal year 2006 and, therefore, no amounts were deferred under this plan with respect to fiscal year 2006. Discretionary bonuses are currently not eligible for deferral under this deferred compensation plan.

Other

In connection with the government investigation, the Board of Directors is continuing to review the matter of compensation paid or due to individuals subject to the investigation, and possibly to other persons. Following the completion of this review, subject to the delegation of authority to the Special Litigation Committee as discussed above under “Litigation Involving Certain Directors and Executive Officers”, the Board will take such action as it deems in the best interests of the Company and its stockholders.

COMPENSATION AND HUMAN RESOURCE COMMITTEE REPORT
ON EXECUTIVE COMPENSATION

The Compensation and Human Resource Committee (the “Committee”) is made up entirely of independent directors. Our responsibilities include overseeing the Company’s compensation plans and policies, establishing the performance measures under the Company’s annual and long-term incentive programs that cover executive officers, approving their compensation and authorizing awards under the Company’s equity-based plans, in consultation with the Chief Executive Officer, when appropriate. Our chairman reports on Committee actions and recommendations at Board meetings. Our charter, which is available on our website at www.ca.com, reflects these responsibilities and reporting relationships, and the Board and Committee periodically review and revise the charter. We are also charged with oversight of management development and succession issues on behalf of the Board.

In addition to working with the Company’s internal human resource, financial and legal personnel, we have retained the services of an outside consultant to assist in our review of management compensation levels and programs.

Philosophy/Objectives

Our objective is to attract, retain and motivate executives to enhance profitability and maximize stockholder value in the evolving software marketplace. Our fundamental philosophy is to link closely our executives’ compensation with the achievement of annual and long-term performance goals. We intend to award compensation that is consistent with competitor levels and tied to Company, business unit and individual performance. Performance measures are designed to motivate our management to achieve strategic business objectives that we believe will enhance long-term stockholder value. We seek to recognize executives’ efforts and performance during each fiscal year and over multi-year cycles, and we include a significant equity component in total compensation because we believe that equity-based compensation serves to align the interests of employees with those of stockholders.

Consistent with this philosophy and these objectives, we took several important initiatives in respect of fiscal year 2006:

1. We implemented a new long-term incentive program under which awards would be made in a combination of (a) stock option grants made during the early part of the fiscal year, vesting over three years, (b) restricted stock to be granted based on the achievement of preset performance goals and vesting one-third at grant and one-third on each of the next two anniversaries of the grant date and (c) performance shares tied to a three-year performance cycle ending with fiscal year 2008 paid in unrestricted shares of Common Stock at the end of the performance cycle. This program was designed with the assistance of our outside consultant. For fiscal year 2006, the aggregate compensation paid as base salary, bonus and long-term incentives was generally targeted to be between the 50th and 75th percentile of competitive practice within the computer software and services industry if predetermined performance objectives were attained at the target level.

2. We implemented stock ownership guidelines under which our CEO is expected to accumulate and retain shares of Common Stock valued at four times his base salary and other executives would retain stock valued from three to one times their annual salary, depending on rank and responsibilities. They will have a period of three years to satisfy this requirement.

3. We implemented processes to take account of an executive’s contribution to the establishment and maintenance of high ethical and compliance standards in awarding the executive’s annual bonus.

Determination of Fiscal Year 2006 Compensation

Base Salaries.  Base salaries for executive officers are designed to attract and retain talented, high-performing individuals. Such salaries are determined by evaluating the following:

(i)	responsibilities of the position;

(ii)	the experience of the individual;

(iii)	periodic reference to the competitive marketplace, including comparisons of base salaries for selected comparable positions in our peer group and general industry; and

(iv)	the financial performance and certain non-financial performance measures of the Company, and the performance of the executive officer.

Base salary adjustments were determined with the assistance of our outside consultant after input from our CEO and our decisions are reflected in the Summary Compensation Table.

Annual Incentives.  We developed, with input from management and our outside consultant, performance measures for fiscal year 2006 that were based 90% on financial measures and 10% on customer satisfaction as measured by independent studies. The financial measures consisted of the Company’s achievement of specified targets relating to:

(i)	billings growth;

(ii)	adjusted cash flow from operations; and

(iii)	adjusted net income growth.

Under the program, payouts could range from 0% to 200% of the target, based on the degree to which the various performance measures were achieved. Targets generally were established as a percentage of base salary. We retained discretion to reduce the amount of any payout. The established performance measures for certain executive officers were based solely on adjusted net income growth and customer satisfaction and calculated to a zero dollar payout for these executives. Certain other executive officers had bonuses that were based on other financial metrics, with a smaller portion of their bonus attributable to adjusted net income growth. Formulaically, the payout to these executive officers would have been positive under those metrics. However, the Committee determined that because of the Company’s overall financial performance in fiscal year 2006, it would use its discretion not to pay any awards under the program for fiscal year 2006 to any of the participants in the program (including the Company’s Named Executive Officers), even to those executives who would have been eligible to receive some payout under their pre-established formulas.

Given certain of these executive officers’ positions in the organization, the Committee believed it was important to pay some discretionary cash payments for retention purposes. Accordingly, this resulted in one of the Company’s Named Executive Officers, Gary Quinn, receiving a discretionary bonus of $180,000, an amount significantly lower than the amount that would have resulted when applying the formula applicable to Mr. Quinn under the program. In addition, six other executive officers (including one who was a participant in a different incentive program) received discretionary cash bonus payments totaling $643,625, five of whom otherwise would not have been eligible for a bonus based on the financial metrics applicable to them. Overall, this resulted in payouts that were substantially less than what would have been paid under the existing program. No cash bonus payments were awarded to eight executive officers, including the Chief Executive Officer.

In accordance with the Company’s Deferred Prosecution Agreement, executive compensation has been tied to the achievement of ethical standards. A failure to complete annual Company-wide ethics training results in a mandatory 10% reduction of an executive’s target annual bonus amount. No executive bonus was reduced for failure to complete training; however, since the Committee determined not to pay any bonuses under the fiscal year 2006 program, any mandatory reduction would have been irrelevant with regard to the payout of this bonus. In addition, with regard to the annual incentive bonus and the long-term incentives (described below), the Committee reserved discretion to reduce or eliminate an executive’s bonus for any reason. In exercising this discretion, the Committee expressly stated that it would consider and, in fact did consider, among other factors, each executive’s contribution to the establishment and maintenance of high ethical and compliance standards throughout his or her organization and, in general, throughout the Company. In this regard, the Committee also received a report of a designated management committee, chaired by the Company’s Chief Compliance Officer.

Long-Term Incentives.

As discussed above, under the new LTIP program implemented in fiscal year 2006, each executive’s LTIP award is comprised:

(i)	33% of stock options;

(ii)	33% of restricted stock (the number to be awarded is based on the achievement of one-year performance targets); and

(iii)	34% of performance shares with a three-year performance cycle.

Stock Options.   The stock option component of the Long-Term Incentive Award that is granted annually at the beginning of each fiscal year generally vests in equal annual installments over a three-year period from the date of grant. The stock options awarded in respect of the performance cycle beginning in fiscal year 2006 were granted in May of 2005 and are reflected in the Stock Option Grant Table.

Restricted Stock.   Under the new LTIP program, the award of restricted stock was dependent on the achievement of specified performance targets set at the beginning of fiscal year 2006. The targets were based on (i) billings growth and (ii) revenue growth, each responsible for determining one-half of the award. Payouts could range from 0% to 200% of the target, based on the degree to which the various performance measures were achieved. Targets were established as a percentage of base salary at the beginning of the year and the closing share price on the day before the new LTIP program and targets were approved by the Committee. Approximately one-third of the shares to be awarded would vest immediately and the other two-thirds on the next two anniversaries of the date of grant. The number of shares of stock awarded to our Named Executive Officers for fiscal year 2006 is reflected in two columns of the Summary Compensation Table: the value of the one-third that is fully vested at grant is reflected in the “Bonus” column and the other two-thirds are reflected in the “Restricted Stock” column. We note that, as explained above under our discussion of Annual Incentives, for a number of our executive officers, this is the only amount received as annual bonus. Although a target payout at 106% would have been consistent based on the pre-set performance targets, upon the recommendation of the Chief Executive Officer and management, we set the actual award payment at 75% of target. We took this action to more properly reflect the degree to which targets were obtained by reason of organic growth as opposed to growth by acquisitions.

Performance Shares.   The award of performance shares is described in the “Long-Term Incentive Plan — Awards in Last Fiscal Year” table. The targets for this first three-year cycle are based on (i) average three-year adjusted net income growth and (ii) average three-year return on invested capital, each responsible for determining one-half of the payout under the award. There was no payout under this program as we are in just the first year of its three-year cycle.

We have discretion to reduce the amount of any award if we determine that such action is appropriate.

Chief Executive Officer Compensation

John A. Swainson was named President and Chief Executive Officer-Elect on November 22, 2004 and he was appointed Chief Executive Officer in February 2005. Mr. Swainson’s compensation for fiscal year 2006 was as follows:

Base Salary:  Mr. Swainson’s annual base salary was $1,000,000.

Annual Incentives and Certain Long-Term Incentives:  Mr. Swainson received no cash bonus for fiscal year 2006. The annual bonus of $337,565 reflected in the Summary Compensation Table was comprised solely of the award of restricted shares under the new LTIP program described above, one-third of which was fully vested at grant. The award was based upon a payment at 75% of his targeted performance for the 2006 fiscal year.

Other Long-Term Incentives:  Under the new LTIP program, Mr. Swainson was granted 170,700 options having a grant date value of $1,650,000 and is eligible to receive unrestricted shares in an amount not to exceed 200% of the target amount of 64,200 performance shares, as set forth in the “Long-Term Incentive Plan — Awards in Last Fiscal Year” table.

Other Compensation:  Pursuant to his employment agreement, as amended, Mr. Swainson is entitled to reimbursement for any expenses incurred with his relocation and the Company agreed to provide him with temporary corporate housing until no later than November 22, 2006.

Deferred Compensation Plan:  As previously disclosed, on April 29, 2005, the Company entered into a deferred compensation plan and related trust agreement for the benefit of Mr. Swainson. The plan and trust fulfill the Company’s obligation under Mr. Swainson’s employment agreement to provide him with the present value of $2.8 million in respect of certain benefits he would have received had he remained employed with IBM plus interest. Mr. Swainson has an initial deferred compensation account balance of $2,835,000 and is entitled to notionally allocate his account balance among various investment options (generally similar to the investment options available under the Company’s 401(k) Plan) for the purpose of determining the value of his account that is subsequently paid to him. The plan provides for Mr. Swainson to receive in a cash lump sum the value of his deferred compensation balance upon the earliest of (i) his death, (ii) six months after his separation from service (as defined in the plan) or (iii) a Change in Control (as defined in the plan). The trust is in the form of a “rabbi trust” whose assets are subject to the claims of the Company’s creditors.

Deductibility of Compensation

Section 162(m) of the Internal Revenue Code limits the deductibility of compensation in excess of $1 million paid to the Company’s CEO and to each of the other four highest-paid executive officers unless this compensation qualifies as “performance-based”. For purposes of Section 162(m), compensation derived from the exercise of stock options generally qualifies as “performance-based”. In addition, the Company generally intends that incentive compensation for fiscal year 2006 paid in cash or in the form of restricted stock or restricted stock units or performance shares, qualify as performance-based. However, we are not precluded from approving annual, long-term or other compensation arrangements that do not qualify for tax deductibility under Section 162(m).

SUBMITTED BY THE COMPENSATION
AND HUMAN RESOURCE COMMITTEE

Lewis S. Ranieri, Chair
Gary J. Fernandes
Jay W. Lorsch
William E. McCracken

Stock Performance Graph

The following graph compares the cumulative total return of the common stock (using the closing price on the NYSE at March 31, 2006, the last trading day of the Company’s 2006 fiscal year, of $27.21) with the Standard & Poor’s Systems Software Index* and the Standard & Poor’s 500 Index during the fiscal years 2002 through 2006 assuming the investment of $100 on March 31, 2001 and the reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG CA, INC., THE S&P 500 INDEX
AND THE S&P SYSTEMS SOFTWARE INDEX

Total Return Data

	3/31/01	3/31/02	3/31/03	3/31/04	3/31/05	3/31/06
CA, Inc.	100.0	80.66	50.61	99.84	101.01	102.00
S&P 500	100.0	100.24	75.42	101.91	108.73	121.48
S&P Systems Software	100.0	103.26	81.42	91.14	97.33	107.32

*	The Standard & Poor’s Systems Software Index is composed of the following companies:

BMC Software, Inc.	Novell, Inc.
CA, Inc.	Oracle Corporation
Microsoft Corporation	Symantec Corporation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table summarizes share and exercise price information about the Company’s equity compensation plans as of March 31, 2006. All of the Company’s equity compensation plans have been approved by the Company’s stockholders.

				Number of Securities
	Number of			Remaining Available for
	Securities Issuable		Weighted Average	Future Issuance Under
	Upon Exercise of		Exercise Price of	Equity Compensation
	Outstanding		Outstanding Options,	Plans (Excluding
	Options, Warrants		Warrants and Rights	Securities Reflected in
Plan Category	and Rights		($)(2)	the First Column)

Equity compensation plans approved by security holders	28,231,289	(1)	29.90	56,652,365	(3)
Equity compensation plans not approved by security holders	4,797,704	(4)	23.77	—
Total	33,028,993		28.95	56,652,365	(3)

(1)	Includes all stock options outstanding under the 2001 Stock Option Plan and the 2002 Incentive Plan, all restricted stock units awarded under the 2002 Incentive Plan, all deferred stock units outstanding under compensation plans for non-employee directors and stock units awarded to employees under the 1998 Incentive Award Plan.

(2)	The calculation of the weighted average exercise price does not include the outstanding deferred stock units, restricted stock units and stock units reflected in the first column.

(3)	Consists of 24,007,572 shares available for issuance under the Company’s Year 2000 Employee Stock Purchase Plan, 31,976,845 shares available for issuance under the 2002 Incentive Plan and 667,948 shares available under the 2003 Compensation Plan for Non-Employee Directors.

(4)	Consists solely of options and rights assumed by the Company in connection with acquisitions. The stockholders of the Company did not approve these plans. No additional options or rights will be granted under these assumed equity rights plans.

INFORMATION REGARDING BENEFICIAL OWNERSHIP OF PRINCIPAL
STOCKHOLDERS, THE BOARD AND MANAGEMENT

The following table sets forth information, based on data provided to the Company, with respect to beneficial ownership of shares of the Company’s common stock as of July 5, 2006 for (1) each person known by the Company to beneficially own more than five percent of the outstanding shares of Common Stock, (2) each director of the Company, (3) the Named Executive Officers, and (4) all directors and executive officers of the Company as a group.

	Number of
	Shares
	Beneficially	Percent of
Name and Address of Beneficial Owner	Owned(1)	Class

Holders of More Than 5%:
Walter H. Haefner(2)	125,813,380	22.07%
Careal Holding AG Utoquai 49 8022 Zurich, Switzerland
Private Capital Management, L.P.(3)	83,578,757	14.66%
8889 Pelican Bay Boulevard Suite 500 Naples, FL 34108
Hotchkis and Wiley Capital Management, LLC(4)	65,977,808	11.58%
725 S. Figueroa Street, 39th Floor Los Angeles, CA 90017
NWQ Investment Company, LLC(5)	41,616,371	7.30%
2049 Century Park East, 4th Floor Los Angeles, CA 90067
Directors:
Kenneth D. Cron(6)(7)	210,786	*
Alfonse M. D’Amato(6)	100,250	*
Gary J. Fernandes(6)	1,125	*
Robert E. La Blanc(6)	7,750	*
Christopher B. Lofgren(6)	—	*
Jay W. Lorsch(6)	6,750	*
William E. McCracken(6)	—	*
Lewis S. Ranieri(6)	174,050	*
Walter P. Schuetze(6)	14,250	*
John A. Swainson	313,230	*
Laura S. Unger(6)	—	*
Renato Zambonini(6)	—	*
Named Executive Officers (Non-Directors):
Russell Artzt	2,374,930	*
Michael Christenson(8)	55,497	*
Jeff Clarke	23,096	*
Greg Corgan(9)	194,503	*
Gary Quinn	873,801	*
All Directors and Executive Officers as a Group (26 persons)	5,081,258	0.89%

*	Represents less than 1% of the outstanding Common Stock.

(1)	Except as indicated below, all persons have represented to the Company that they exercise sole voting and investment power with respect to their shares. The amounts shown in this column include the following shares of Common Stock issuable upon exercise of stock options that either are currently exercisable or will become exercisable within 60 days after July 5, 2006: Mr. Cron 164,388; Mr. D’Amato 20,250;

Mr. Fernandes 1,125; Mr. La Blanc 6,750; Mr. Lorsch 6,750; Mr. Ranieri 6,750; Mr. Schuetze 6,750; Mr. Swainson 177,038; Mr. Artzt 943,915; Mr. Corgan 172,139; Mr. Quinn 785,443; Mr. Christenson 25,534; and all directors and executive officers as a group 2,827,402. Amounts shown in the above table also include shares held in the CA Savings Harvest Plan, our 401(k) plan, and acquired through the Employee Stock Purchase Plan.

(2)	According to a Schedule 13D/A filed on October 30, 2003, Walter H. Haefner, through Careal Holding AG, a company wholly owned by Mr. Haefner, exercises sole voting power and sole dispositive power over these shares.

(3)	According to a Schedule 13G/A filed on February 14, 2006, Private Capital Management, L.P., an investment adviser registered under the Investment Advisers Act of 1940 (“PCM”), exercises shared voting and dispositive power over these shares. In addition, according to said Schedule 13G/A, Bruce S. Sherman, the CEO of PCM, exercises sole voting and dispositive power over 1,835,350 shares and shared voting and dispositive power over 83,664,957 shares. Gregg J. Powers, the President of PCM, exercises sole voting and dispositive power over 469,516 shares, and shared voting and dispositive power over 83,578,757 shares. Messrs. Sherman and Powers exercise shared voting and dispositive power with respect to shares held by PCM’s clients and managed by PCM. Messrs. Sherman and Powers disclaim beneficial ownership of the shares held by PCM’s clients.

(4)	According to a Schedule 13G/A filed on July 10, 2006 by Hotchkis and Wiley Capital Management, LLC, an investment advisor registered under the Investment Advisors Act of 1940 (“HWCM”), HWCM exercises sole voting power over 50,990,724 shares and sole dispositive power over 65,977,808 shares. Securities reported on the Schedule 13G/A are beneficially owned by clients of HWCM.

(5)	According to a Schedule 13G/A filed on February 14, 2006 by NWQ Management Company, LLC, an investment advisor registered under the Investment Advisors Act of 1940 (“NWQ”), NWQ exercises sole voting power over 35,955,214 shares and sole dispositive power over 41,616,371 shares. Securities reported on the Schedule 13G/A are beneficially owned by clients of NWQ.

(6)	Under the Company’s prior and current compensation plans for non-employee directors, such directors have received a portion of their fees in the form of deferred stock units. On the January 1st immediately following termination of service, a director receives shares of Common Stock in an amount equal to the number of deferred stock units accrued in his/her deferred compensation account. As of July 5, 2006, the Company’s non-employee directors had the following approximate number of deferred stock units: Mr. Cron 15,478; Mr. D’Amato 16,221; Mr. Fernandes 17,419; Mr. La Blanc 20,899; Mr. Lofgren 4,582; Mr. Lorsch 21,237; Mr. McCracken 4,507; Mr. Ranieri 10,323; Mr. Schuetze 18,363; Ms. Unger 5,627; and Mr. Zambonini 3,955. The deferred stock units are not included in the above table. See “Director Compensation” for more information.

(7)	The Board has elected to reduce the number of non-independent directors serving on the Board from two to one. In fiscal year 2006, Messrs. Swainson and Cron were deemed non-independent directors. Consequently, the term of Mr. Cron will expire at the Company’s 2006 Annual Meeting of Stockholders. In addition, the Board decreased its size from twelve directors to eleven directors, effective upon the commencement of the 2006 Annual Meeting.

(8)	Although Mr. Christenson is not one of the four most highly compensated executive officers of the Company in the fiscal year ended March 31, 2006, the Company has determined to include him in the table as the successor to Mr. Clarke as the Company’s Chief Operating Officer.

(9)	Mr. Corgan’s employment terminated after the end of fiscal year 2006 and his last day with the Company was June 30, 2006. Generally and subject to applicable law, options that are not exercised within 30 days of the date of termination of employment are forfeited.

Item 13.	Certain Relationships and Related Transactions.

None.

Item 14.	Principal Accounting Fees and Services.

Audit and Other Fees Paid to KPMG LLP

The fees billed by KPMG LLP for professional services rendered for the fiscal years ended March 31, 2006 and March 31, 2005 are reflected in the following table:

	Fiscal Year 2006	Fiscal Year 2005
Fee Category	Fees	Fees

Audit Fees(1)	$21,769,000	$10,990,000
Audit-Related Fees	390,000	230,000
Tax Fees	—	33,000
All Other Fees	9,000	4,000

Total Fees	$22,168,000	$11,257,000

(1)	Includes $13,456,000 in fiscal year 2006 and $5,888,000 in fiscal year 2005 for fees associated with the audit work performed on the Company’s internal control over financial reporting.

Audit Fees

Audit fees relate to audit work performed in connection with the audit of the Company’s financial statements for fiscal year 2006 and fiscal year 2005 included in the Company’s annual reports on Form 10-K, the audit of the effectiveness of the Company’s internal control over financial reporting for fiscal year 2006 and fiscal year 2005, the reviews of the interim financial statements included in the Company’s quarterly reports on Form 10-Q for fiscal year 2006 and fiscal year 2005, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters to underwriters and lenders, statutory audits of foreign subsidiaries, consent letters, discussions surrounding the proper application of financial accounting and/or reporting standards, services related to the ongoing investigation by the United States Attorney’s Office for the Eastern District of New York and the staff of the Northeast Regional Office of the SEC concerning the Company’s accounting practices and the audit of the Company’s restated financial statements announced in calendar years 2005 and 2004.

Audit-Related Fees

Audit-related fees are for assurance and related services that are traditionally performed by the independent auditor, including employee benefit plan audits and special procedures required to meet certain regulatory requirements.

The audit-related fees for fiscal year 2006 primarily reflect services in connection with benefit plan audits of $236,000 and SEC filings of $105,000. In fiscal year 2005, the $230,000 of audit-related fees primarily reflected services in connection with the issuance of a comfort letter related to the offering circular for the $500,000,000 4.75% Senior Notes due 2009 and the $500,000,000 5.625% Senior Notes due 2014.

Tax Fees

Tax fees reflect tax compliance and reporting services primarily associated with companies acquired during fiscal year 2005 where KPMG LLP was the auditor of the acquired entities.

All Other Fees

All other fees represent fees for miscellaneous services other than those described above.

The Audit and Compliance Committee has concluded that the provision of the non-audit services listed above is compatible with maintaining the independence of KPMG LLP.

Audit and Compliance Committee Pre-Approval Policies and Procedures

The Audit and Compliance Committee has adopted policies and procedures requiring Audit and Compliance Committee pre-approval of the performance of all audit, audit-related and non-audit services (including tax services) by our independent registered public accountants. The Audit and Compliance Committee may consult with management in determining which services are to be performed, but may not delegate to management the authority to make these determinations. The Committee has also delegated to its Chairman the authority to pre-approve the performance of audit, audit-related and non-audit services by our independent registered public accountants if such approval is necessary or desirable in between meetings, provided that the Chairman must advise the Committee no later than its next scheduled meeting.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) The Registrant’s financial statements together with a separate table of contents are annexed hereto.

   (2) Financial Statement Schedules are listed in the separate table of contents annexed hereto.

   (3) Exhibits.

Regulation S-K
Exhibit Number

2.1	Agreement and Plan of Merger, dated as of January 5, 2006, by and among Computer Associates International, Inc., Wily Technology, Inc., Watermelon Merger Company and David Strohm, as Shareholders’ Representative.	Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 5, 2006, and incorporated herein by reference.
2.2	Agreement and Plan of Merger, dated as of April 7, 2005, by and among Computer Associates International, Inc., Minuteman Acquisition Corp., and Concord Communications, Inc.	Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated April 7, 2005, and incorporated herein by reference.
2.3	Agreement and Plan of Merger, dated as of June 9, 2005, by and among Computer Associates International, Inc., Nebraska Acquisition Corp., and Niku Corporation.	Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated June 9, 2005, and incorporated herein by reference.
2.4	Announcement of Restructuring Plan.	Previously filed as Item 2.05 and Exhibit 99.2 to the Company’s Current Report on Form 8-K dated July 22, 2005, and incorporated herein by reference.
2.5	Agreement and Plan of Merger, dated as of September 30, 2005, by and among iLumin Software Services, Inc., the Stockholders listed therein, Jonathan Perl as the Stockholders’ Representative, Computer Associates International, Inc. and Lost Ark Acquisition, Inc.	Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 14, 2005, and incorporated herein by reference.
3.1	Restated Certificate of Incorporation.	Previously filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K dated March 6, 2006, and incorporated herein by reference.
3.2	By-Laws of the Company, as amended.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 6, 2006, and incorporated herein by reference.
4.1	Restated Certificate of Designation of Series One Junior Participating Preferred Stock, Class A of the Company.	Previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated March 6, 2006, and incorporated herein by reference.
4.2	Rights Agreement dated as of June 18, 1991, between the Company and Manufacturers Hanover Trust Company.	Previously filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated June 18, 1991, and incorporated herein by reference.

Regulation S-K
Exhibit Number

4.3		Amendment No. 1 dated May 17, 1995, to Rights Agreement dated as of June 18, 1991.	Previously filed as Exhibit C to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995, and incorporated herein by reference.
4.4		Amendment No. 2 dated May 23, 2001, to Rights Agreement dated as of June 18, 1991.	Previously filed as Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001, and incorporated herein by reference.
4.5		Amendment No. 3 dated November 9, 2001, to Rights Agreement dated as of June 18, 1991.	Previously filed as Exhibit 99.1 to the Company’s Form 8-K dated November 9, 2001, and incorporated herein by reference.
4.6		Indenture with respect to the Company’s $1.75 billion Senior Notes, dated April 24, 1998, between the Company and The Chase Manhattan Bank, as Trustee.	Previously filed as Exhibit 4(f) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998, and incorporated herein by reference.
4.7		Indenture with respect to the Company’s 1.625% Convertible Senior Notes due 2009, dated December 11, 2002, between the Company and State Street Bank and Trust Company, as Trustee.	Previously filed as Exhibit 4.1 to the Company’s Form 10-Q for the fiscal quarter ended December 31, 2002, and incorporated herein by reference.
4.8		Indenture with respect to the Company’s 4.75% Senior Notes due 2009 and 5.625% Senior Notes due 2014, dated November 18, 2004, between the Company and The Bank of New York, as Trustee.	Previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 15, 2004, and incorporated herein by reference.
4.9		Registration Rights Agreement dated November 18, 2004, among the Company and the Initial Purchasers of the 4.75% Senior Notes due 2009 and 5.625% Senior Notes due 2014.	Previously filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated November 15, 2004, and incorporated herein by reference.
4.10		Purchase Agreement dated November 15, 2004, among the Initial Purchasers of the 4.75% Senior Notes due 2009 and 5.625% Senior Notes due 2014, and the Company.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 15, 2004, and incorporated herein by reference.
10	.1*	CA, Inc. 1991 Stock Incentive Plan, as amended.	Previously filed as Exhibit 1 to the Company’s Form 10-Q for the fiscal quarter ended September 30, 1997, and incorporated herein by reference.
10	.2*	1993 Stock Option Plan for Non-Employee Directors.	Previously filed as Annex 1 to the Company’s definitive Proxy Statement dated July 7, 1993, and incorporated herein by reference.
10	.3*	Amendment No. 1 to the 1993 Stock Option Plan for Non-Employee Directors dated October 20, 1993.	Previously filed as Exhibit E to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference.
10	.4*	1996 Deferred Stock Plan for Non-Employee Directors.	Previously filed as Exhibit A to the Company’s Proxy Statement dated July 8, 1996, and incorporated herein by reference.
10	.5*	Amendment No. 1 to the 1996 Deferred Stock Plan for Non-Employee Directors.	Previously filed on Exhibit A to the Company’s Proxy Statement dated July 6, 1998, and incorporated herein by reference.

Regulation S-K
Exhibit Number

10	.6*	1998 Incentive Award Plan.	Previously filed on Exhibit B to the Company’s Proxy Statement dated July 6, 1998, and incorporated herein by reference.
10	.7*	CA, Inc. Year 2000 Employee Stock Purchase Plan.	Previously filed on Exhibit A to the Company’s Proxy Statement dated July 12, 1999, and incorporated herein by reference.
10	.8*	2001 Stock Option Plan.	Previously filed as Exhibit B to the Company’s Proxy Statement dated July 18, 2001, and incorporated herein by reference.
10	.9*	CA, Inc. 2002 Incentive Plan, effective April 1, 2002 (Amended and Restated Effective as of March 31, 2004), as amended May 20, 2005,	Previously filed as Exhibit B to the Company’s Proxy Statement dated July 26, 2002, and incorporated herein by reference.
10	.10*	CA, Inc. 2002 Compensation Plan for Non-Employee Directors.	Previously filed as Exhibit C to the Company’s Proxy Statement dated July 26, 2002, and incorporated herein by reference.
10	.11*	CA, Inc. 2003 Compensation Plan for Non-Employee Directors.	Previously filed as Exhibit A to the Company’s Proxy Statement dated July 17, 2003, and incorporated herein by reference.
10.13		Credit Agreement dated as of December 2, 2004, among the Company, the Banks which are parties thereto and Citicorp North America, Inc., Bank Of America, N.A., and JP Morgan Chase Bank, N.A., as agents, with respect to a $1 billion Revolving Loan.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 2, 2004, and incorporated herein by reference.
10	.14*	Employment agreement, dated March 7, 2005, between the Company and Mark Barrenechea.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 7, 2005, and incorporated herein by reference.
10	.15*	Employment agreement, dated February 1, 2005, between the Company and Robert W. Davis.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 1, 2005, and incorporated herein by reference.
10	.16*	Restricted Stock Award for Robert W. Davis.	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 1, 2005, and incorporated herein by reference.
10	.17*	Relocation Polices including Form of Moving and Relocation Expense Agreement.	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated February 1, 2005, and incorporated herein by reference.
10	.18*	Employment agreement, dated November 22, 2004, between the Company and John A. Swainson.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 18, 2004, and incorporated herein by reference.
10	.19*	Employment agreement, dated November 22, 2004, between the Company and Jeff Clarke.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 18, 2004, and incorporated herein by reference.

Regulation S-K
Exhibit Number

10	.20*	Restricted Stock Unit Agreement for John A. Swainson.	Previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated November 18, 2004, and incorporated herein by reference.
10	.21*	Form of Moving and Relocation Expense Agreement.	Previously filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K dated November 18, 2004, and incorporated herein by reference.
10	.22*	CA, Inc. Change in Control Severance Policy.	Filed herewith.
10	.23*	Letter Agreement, dated August 26, 2004, between the Company and Sanjay Kumar.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 22, 2004, and incorporated herein by reference.
10	.24*	Notice of Revocation dated September 22, 2004.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 22, 2004, and incorporated herein by reference.
10.25		Deferred Prosecution Agreement, including the related Information and Stipulation of Facts.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 22, 2004, and incorporated herein by reference.
10.26		Final Consent Judgment of Permanent Injunction and Other Relief, including SEC complaint.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 22, 2004, and incorporated herein by reference.
10	.27*	Form of Restricted Stock Unit Certificate.	Previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended December 31, 2004, and incorporated herein by reference.
10	.28*	Form of Non-Qualified Stock Option Certificate.	Previously filed as Exhibit 10.2 to the Company’s Form 10-Q for the fiscal quarter ended December 31, 2004, and incorporated herein by reference.
10	.29*	Employment agreement, dated July 8, 2004, between the Company and Kenneth D. Cron.	Previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2004, and incorporated herein by reference.
10	.30*	Employment agreement, dated June 14, 2004, between the Company and Kenneth V. Handal.	Previously filed as Exhibit 10.2 to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2004, and incorporated herein by reference.
10	.31*	Agreement, dated April 11, 2005, between the Company and John A. Swainson.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 11, 2005, and incorporated herein by reference.
10	.32*	Agreement, dated April 11, 2005, between the Company and Jeff Clarke.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 11, 2005, and incorporated herein by reference.

Regulation S-K
Exhibit Number

10	.33*	Agreement, dated April 11, 2005, between the Company and Robert W. Davis.	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 11, 2005, and incorporated herein by reference.
10	.34*	Agreement, dated April 11, 2005, between the Company and Michael J. Christenson.	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 11, 2005, and incorporated herein by reference.
10	.35*	Employment Agreement, dated March 23, 2005, between the Company and Donald Friedman.	Previously filed as Exhibit 10.12 to the Company’s Current Report on Form 8-K dated April 11, 2005, and incorporated herein by reference.
10	.36*	Amended and Restated Employment Agreement, dated as of June 27, 2006, between the Company and Michael J. Christenson.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 26, 2006, and incorporated herein by reference.
10	.37*	Form of RSU Award Certificate.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 2, 2006, and incorporated herein by reference.
10	.38*	Form of RSU Award Certificate (Employment Agreement).	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 2, 2006, and incorporated herein by reference.
10	.39*	Form of Restricted Stock Award Certificate.	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 2, 2006, and incorporated herein by reference.
10	.40*	Form of Restricted Stock Award Certificate (Employment Agreement).	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated June 2, 2006, and incorporated herein by reference.
10	.41*	Form of Non-Qualified Stock Option Award Certificate.	Previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated June 2, 2006, and incorporated herein by reference.
10	.42*	Form of Non-Qualified Stock Option Award Certificate (Employment Agreement).	Previously filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K dated June 2, 2006, and incorporated herein by reference.
10	.43*	Form of Incentive Stock Option Award Certificate.	Previously filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K dated June 2, 2006, and incorporated herein by reference.
10	.44*	Form of Incentive Stock Option Award Certificate (Employment Agreement).	Previously filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K dated June 2, 2006, and incorporated herein by reference.
10	.45*	CA, Inc. Deferred Compensation Plan for John A. Swainson, dated April 29, 2005.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 29, 2005, and incorporated herein by reference.

Regulation S-K
Exhibit Number

10	.46*	Trust Agreement between Computer Associates International, Inc. and Fidelity Management Trust Company, dated as of April 29, 2005.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 29, 2005, and incorporated herein by reference.
10	.47*	Employment Agreement, dated December 8, 2004, between the Company and Patrick J. Gnazzo.	Previously filed as Exhibit 10.52 to the Company’s Annual Report on Form 10-K dated June 29, 2005, and incorporated herein by reference.
10	.48*	Amendment to Employment Agreement, dated March 7, 2006, between the Company and Patrick J. Gnazzo.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 6, 2006, and incorporated herein by reference.
10	.49*	1995 Key Employee Stock Ownership Plan, as amended on June 26, 2000 and February 25, 2003.	Previously filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003, and incorporated herein by reference.
10	.50*	Program whereby certain designated employees, including the Company’s named executive officers, are provided with certain covered medical services, effective August 1, 2005.	Previously filed as Item 1.01 and Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 1, 2005, and incorporated herein by reference.
10	.51*	Amended and Restated CA, Inc. Executive Deferred Compensation Plan, effective April 1, 2006.	Filed herewith.
10	.52*	Form of Deferral Election.	Filed herewith.
10	.53*	Amendment, dated August 24, 2005, to Employment Agreement between Computer Associates International, Inc. and John A. Swainson.	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 24, 2005, and incorporated herein by reference.
10	.54*	Modified compensation arrangements for the non-employee directors of the Company, effective August 24, 2005.	Previously filed as Item 1.01 of the Company’s Current Report on Form 8-K dated August 24, 2005 and incorporated herein by reference.
10	.55*	Amendment to the CA, Inc. 2003 Compensation Plan for Non-Employee Directors, dated August 24, 2005.	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated August 24, 2005 and incorporated herein by reference.
10	.56*	Agreement, effective as of April 1, 2006, between the Company and Jeff Clarke.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 4, 2006, and incorporated herein by reference.
10	.57*	Employment Agreement, dated as of June 28. 2006, between the Company and James Bryant	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 26, 2006, and incorporated herein by reference.
10	.58*	Separation Agreement and General Claims Release, dated as of July 24, 2006, between CA, Inc. and Gregory Corgan.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 24, 2006, and incorporated herein by reference.
21		Subsidiaries of the Registrant.	Filed herewith.

Regulation S-K
Exhibit Number

23	Consent of Independent Registered Public Accounting Firm.	Filed herewith.
31.1	Certification of the CEO pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the CFO pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

*	Management contract or compensatory plan or arrangement.

(b)	Exhibits: Refer to Index to Exhibits.

(c)	Financial Statement Schedules: The response to this portion of Item 15 is submitted as a separate section of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CA, Inc.

By:	/s/ John A. Swainson
John A. Swainson
President and Chief Executive Officer

By:	/s/ Robert G. Cirabisi
Robert G. Cirabisi
Acting Chief Financial Officer, Senior Vice
President, Corporate Controller, and Principal
Accounting Officer

Dated: July 31, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Name	Title

/s/ Kenneth D. Cron Kenneth D. Cron	Director

/s/ Alfonse M. D’Amato Alfonse M. D’Amato	Director

/s/ Gary J. Fernandes Gary J. Fernandes	Director

/s/ Robert E. La Blanc Robert E. La Blanc	Director

/s/ Christopher B. Lofgren Christopher B. Lofgren	Director

/s/ Jay W. Lorsch Jay W. Lorsch	Director

/s/ William E. McCracken William E. McCracken	Director

/s/ Lewis S. Ranieri Lewis S. Ranieri	Non-Executive Chairman

/s/ Walter P. Schuetze Walter P. Schuetze	Director

/s/ John A. Swainson John A. Swainson	President, Chief Executive Officer and Director

/s/ Laura S. Unger Laura S. Unger	Director

/s/ Renato Zambonini Renato Zambonini	Director

Dated: July 31, 2006

CA, INC. AND SUBSIDIARIES
ISLANDIA, NEW YORK

ANNUAL REPORT ON FORM 10-K
ITEM 8, ITEM 9A, ITEM 15(a)(1) AND (2), AND ITEM 15(c)

LIST OF CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

YEAR ENDED MARCH 31, 2006

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Report of the Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CA, Inc.:

We have audited the accompanying consolidated balance sheets of CA, Inc. and subsidiaries as of March 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2006. In connection with our audits of the consolidated financial statements, we also audited the consolidated financial statement schedule listed in Item 15(c). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CA, Inc. and subsidiaries as of March 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 12, the consolidated financial statements as of March 31, 2005 and for each of the years in the two-year period ended March 31, 2005 have been restated.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CA, Inc.’s internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 31, 2006, expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

New York, New York
July 31, 2006

Report of the Independent Registered Public Accounting Firm

The Board of Directors and Stockholders CA, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)), that CA, Inc. and subsidiaries did not maintain effective internal control over financial reporting as of March 31, 2006, because of the effect of material weaknesses identified in management’s assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CA, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of March 31, 2006:

(i) The Company did not maintain an effective control environment due to a lack of effective communication policies and procedures. Specifically, (a) there was a lack of coordination and communication among certain of the Company’s senior executives with responsibility for the sales and finance functions and within the sales and finance functions regarding potentially significant financial information; and (b) there were communications by certain senior executives that failed to set a proper tone, which could discourage escalation of information of possible importance in clarifying or resolving financial issues. These deficiencies resulted in more than a remote likelihood that a material misstatement of the annual or interim financial statements would not be prevented or detected and contributed to the material weaknesses in internal controls described in items (ii) and (iii) below.

(ii) The Company’s policies and procedures relating to controls over the accounting for sales commissions were not effective. Specifically, the Company did not effectively estimate, record and monitor its sales commissions and related accruals. The Company also did not reconcile its commission expense accrual to actual payments on a timely basis. These deficiencies resulted in a material error in the recognition of commission expense, which resulted in a restatement of the interim financial statements for the three and nine-month periods ended December 31, 2005.

(iii) The Company’s policies and procedures relating to the identification, analysis and documentation of non-routine tax matters were not effective. The Company’s tax function also did not provide timely communication to management of its assumptions regarding certain non-routine tax matters. This deficiency resulted in a material error in the recognition of taxes associated with the Company’s cash repatriation, which occurred in the fourth quarter of fiscal year 2006.

(iv) The Company’s policies and procedures relating to the accounting for and disclosure of stock-based compensation relating to stock options were not effective. Specifically, controls, including monitoring controls, were not effective in ensuring the existence, completeness, valuation and presentation of the Company’s granting of stock options, which impacted the Company’s determination of the fair value associated with these awards and recognition of stock-based compensation expense over the related vesting periods from fiscal year 2002 through fiscal year 2006. This deficiency resulted in material errors in the recognition of compensation expense, additional paid-in capital, deferred taxes and related financial disclosures relating to such stock options, which contributed to a restatement of annual financial statements for fiscal years 2005 through 2002, and for interim financial statements for fiscal years 2006 and 2005.

(v) The Company’s policies and procedures were not effectively designed to identify, quantify and record the impact on subscription revenue when license agreements have been cancelled and renewed more than once prior to the expiration date of each successive license agreement. This deficiency resulted in material errors in the recognition of revenue, which contributed to a restatement of annual financial statements for fiscal years 2005 and 2004, and for interim financial statements for fiscal years 2006 and 2005.

Each of the aforementioned material weaknesses in internal control over financial reporting resulted in more than a remote likelihood that a material misstatement of the Company’s interim or annual financial statements would not have been prevented or detected.

In our opinion, management’s assessment that CA, Inc. and subsidiaries did not maintain effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, CA, Inc. and subsidiaries has not maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by COSO.

In conducting the Company’s evaluation of the effectiveness of its internal control over financial reporting, management has excluded the acquisition of Wily Technology, Inc., which was completed by the Company during the fourth quarter of fiscal year 2006. Wily Technology, Inc. represented approximately $431 million of the Company’s total assets as of March 31, 2006 and approximately $3 million of the Company’s total revenues for the year then ended. The assets of Wily Technology, Inc. included approximately $232 million of goodwill and $126 million of other intangibles at March 31, 2006. Our audit of internal control over financial reporting of CA, Inc. and subsidiaries also excluded an evaluation of the internal control over financial reporting of Wily Technology, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CA, Inc. and subsidiaries as of March 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2006. The aforementioned material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated July 31, 2006, which expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

New York, New York
July 31, 2006

CA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2006	2005	2004
		(restated)	(restated)
	(in millions, except per share amounts)

Revenue:
Subscription revenue	$2,838	$2,587	$2,113
Maintenance	430	441	520
Software fees and other	162	254	331
Financing fees	45	77	134
Professional services	321	244	234

TOTAL REVENUE	3,796	3,603	3,332
Operating Expenses:
Amortization of capitalized software costs	449	447	463
Cost of professional services	272	230	225
Selling, general, and administrative	1,597	1,353	1,318
Product development and enhancements	697	708	703
Commissions, royalties and bonuses	394	339	267
Depreciation and amortization of other intangible assets	134	130	134
Other (gains) expenses, net	(15)	(5)	52
Restructuring and other	88	28	—
Charge for in-process research and development costs	18	—	—
Shareholder litigation and government investigation settlements	—	234	168

TOTAL EXPENSES BEFORE INTEREST AND TAXES	3,634	3,464	3,330
Income from continuing operations before interest and taxes	162	139	2
Interest expense, net	41	106	117

Income (loss) from continuing operations before taxes	121	33	(115)
Tax (benefit) expense	(35)	7	(26)

INCOME (LOSS) FROM CONTINUING OPERATIONS	156	26	(89)
Income from discontinued operations, net of income taxes	3	—	61
Adjustment to gain on disposal of discontinued operations, net of income taxes	—	(2)	—

NET INCOME (LOSS)	$159	$24	$(28)

BASIC INCOME (LOSS) PER SHARE
Income (loss) from continuing operations	$0.27	$0.04	$(0.15)
Income from discontinued operations	0.00	0.00	0.10

Net income (loss)	$0.27	$0.04	$(0.05)

Basic weighted average shares used in computation	581	588	580
DILUTED INCOME (LOSS) PER SHARE
Income (loss) from continuing operations	$0.26	$0.04	$(0.15)
Income from discontinued operations	0.01	0.00	0.10

Net income (loss)	$0.27	$0.04	$(0.05)

Diluted weighted average shares used in computation	607	590	580

See Accompanying Notes to the Consolidated Financial Statements.

CA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,
	2006	2005
		(restated)
	(dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,831	$2,829
Marketable securities	34	296
Trade and installment accounts receivable, net	505	776
Federal and state income taxes receivable	—	55
Deferred income taxes	228	106
Other current assets	50	102

TOTAL CURRENT ASSETS	2,648	4,164
INSTALLMENT ACCOUNTS RECEIVABLE, due after one year, net	449	595
PROPERTY AND EQUIPMENT
Land and buildings	488	594
Equipment, furniture, and improvements	1,066	917

	1,554	1,511
Accumulated depreciation and amortization	(920)	(889)

TOTAL PROPERTY AND EQUIPMENT, net	634	622
PURCHASED SOFTWARE PRODUCTS, net of accumulated amortization of $4,299 and $3,899, respectively	461	726
GOODWILL, net of accumulated amortization of $1,409 and $1,416, respectively	5,308	4,544
DEFERRED INCOME TAXES	150	209
OTHER NONCURRENT ASSETS	788	536

TOTAL ASSETS	$10,438	$11,396

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt and loans payable	$1	$826
Government investigation settlement	2	153
Accounts payable	411	177
Salaries, wages, and commissions	292	258
Accrued expenses and other current liabilities	373	370
Deferred subscription revenue (collected) — current	1,517	1,407
Deferred maintenance revenue	250	270
Taxes payable, other than income taxes payable	129	119
Federal, state, and foreign income taxes payable	370	356
Deferred income taxes	32	95

TOTAL CURRENT LIABILITIES	3,377	4,031
LONG-TERM DEBT, net of current portion	1,810	1,810
DEFERRED INCOME TAXES	46	187
DEFERRED SUBSCRIPTION REVENUE (COLLECTED) — NONCURRENT	448	273
OTHER NONCURRENT LIABILITIES	77	53

TOTAL LIABILITIES	5,758	6,354
STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.10 par value, 1,100,000,000 shares authorized, 630,920,596 shares issued	63	63
Additional paid-in capital	4,495	4,444
Retained earnings	1,750	1,684
Accumulated other comprehensive loss	(134)	(76)
Unearned compensation	(6)	(11)
Treasury stock, at cost, of 59,167,446 and 43,933,590 shares, respectively	(1,488)	(1,062)

TOTAL STOCKHOLDERS’ EQUITY	4,680	5,042

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,438	$11,396

See Accompanying Notes to the Consolidated Financial Statements.

CA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
		Additional		Other			Total
	Common	Paid-In	Retained	Comprehensive	Unearned	Treasury	Stockholders’
	Stock	Capital	Earnings	Loss	Compensation	Stock	Equity
		(restated)	(restated)				(restated)
	(in millions, except dividends declared per share)

Balance as of March 31, 2003, as previously reported	$63	$3,896	$1,955	$(215)	$—	$(1,222)	$4,477
Restatement adjustment (See Note 12)		263	(173)				90

Restated Balance as of March 31, 2003	63	4,159	1,782	(215)	—	(1,222)	4,567
Net loss			(28)				(28)
Translation adjustment in 2004				104			104
Unrealized gain on marketable securities, net of taxes of $5				8			8

Comprehensive income							84
Stock-based compensation		126					126
Income tax effect — stock transactions		(68)					(68)
Dividends declared ($0.08 per share)			(47)				(47)
Shareholder litigation settlement		11				39	50
Exercise of common stock options, ESPP, and other items, net of taxes of $6		(33)				116	83
401(k) discretionary contribution		(13)				34	21
Purchases of treasury stock						(56)	(56)
Reclassification of tax benefit associated with prior period stock options		159					159

Restated Balance as of March 31, 2004	$63	$4,341	$1,707	$(103)	$—	$(1,089)	$4,919

Net income			24				24
Translation adjustment in 2005				36			36
Unrealized loss on marketable securities, net of taxes of $1				(2)			(2)
Reclassification adjustment included in net loss, net of taxes of $4				(7)			(7)

Comprehensive income							51
Stock-based compensation		100					100
Income tax effect — stock transactions		(71)					(71)
Dividends declared ($0.08 per share)			(47)				(47)
Shareholder litigation settlement		32				87	119
Exercise of common stock options, ESPP, and other items, net of taxes of $19		1				113	114
Issuance of options related to acquisitions, net of amortization		23			(11)		12
401(k) discretionary contribution		3				16	19
Redemption of 5% Convertible Senior Notes		15				645	660
Exercise of call spread option						(673)	(673)
Purchases of treasury stock						(161)	(161)

Restated Balance as of March 31, 2005	63	4,444	1,684	(76)	(11)	(1,062)	5,042
Net income			159				159
Translation adjustment in 2006				(61)			(61)
Unrealized gain on marketable securities, net of taxes $1				3			3

Comprehensive income							101
Stock-based compensation		96					96
Income tax effect — stock transactions		(67)					(67)
Dividends declared ($0.16) per share			(93)				(93)
Exercise of common stock options, ESPP, and other items, net of taxes of $19		(4)				151	147
Issuance of options related to acquisitions, net of amortization		24			5		29
401(k) discretionary contribution		2				13	15
Purchases of treasury stock						(590)	(590)

Balance as of March 31, 2006	$63	$4,495	$1,750	$(134)	$(6)	$(1,488)	$4,680

See Accompanying Notes to the Consolidated Financial Statements.

CA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2006	2005	2004
		(restated)	(restated)
	(in millions)
OPERATING ACTIVITIES:
Net income (loss)	$159	$24	$(28)
Income from discontinued operations, net of tax	3	—	61
Adjustment to gain on disposal of discontinued operations, net of tax	—	(2)	—

Income (loss) from continuing operations	156	26	(89)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by continuing operating activities:
Depreciation and amortization	583	577	597
Provision for deferred income taxes	(340)	(192)	(301)
Non-cash compensation expense related to stock and pension plans	99	116	149
Gain on asset divestitures	(7)	—	(19)
Non-cash charge for in-process research and development	18	—	—
Foreign currency transaction (gain) loss — before taxes	(9)	8	41
Shareholder litigation settlement	—	16	158
Impairment charges for capitalized software	—	—	4
Changes in other operating assets and liabilities:
Decrease in trade and installment receivables, net — current	274	379	238
Decrease in noncurrent installment accounts receivable, net	142	167	452
Increase in deferred subscription revenue (collected) — current	149	164	220
Increase (decrease) in deferred subscription revenue (collected) — noncurrent	179	(8)	92
Decrease in deferred maintenance revenue	(20)	(27)	(55)
Increase in taxes payable, net	75	164	35
Restitution fund, net	(150)	143	10
Restructuring and other, net	56	3	—
Increase (decrease) in accounts payable, accrued expenses and other	106	(141)	70
Changes in other operating assets and liabilities, excluding effects of acquisitions and divestitures	69	132	(323)

NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES	1,380	1,527	1,279
INVESTING ACTIVITIES:
Acquisitions, primarily goodwill, purchased software, and other intangible assets, net of cash acquired	(1,011)	(469)	(52)
Settlements of purchase accounting liabilities	(37)	(21)	(19)
Purchases of property and equipment	(143)	(69)	(30)
Proceeds from sale of property and equipment	2	—	21
Proceeds from divestiture of assets	—	14	90
Proceeds from sale-leaseback transaction	75	—	—
Decrease (increase) in restricted cash	7	(9)	(56)
Purchases of marketable securities	(54)	(390)	(55)
Sales of marketable securities	398	274	50
Capitalized software development costs	(84)	(70)	(44)

NET CASH USED IN INVESTING ACTIVITIES	(847)	(740)	(95)
FINANCING ACTIVITIES:
Dividends paid	(93)	(47)	(47)
Purchases of treasury stock	(590)	(161)	(56)
Debt borrowings	—	1,000	—
Debt repayments	(912)	(4)	(826)
Debt issuance costs	—	(12)	—
Exercise of call spread option	—	(673)	—
Exercise of common stock options and other	127	99	78

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,468)	202	(851)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS BEFORE EFFECT OF EXCHANGE RATE CHANGES ON CASH	(935)	989	333
Effect of exchange rate changes on cash	(63)	47	55

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(998)	1,036	388
CASH AND CASH EQUIVALENTS — BEGINNING OF YEAR	2,829	1,793	1,405

CASH AND CASH EQUIVALENTS — END OF YEAR	$1,831	$2,829	$1,793

See Accompanying Notes to the Consolidated Financial Statements.

Note 1 —	Significant Accounting Policies

Description of Business:  CA, Inc. and subsidiaries (the Company) develops, markets, delivers and licenses software products and services.

Principles of Consolidation:  The Consolidated Financial Statements include the accounts of the Company and its majority-owned and controlled subsidiaries. Investments in affiliates owned 50% or less are accounted for by the equity method and include gross unconsolidated liabilities of approximately $2 million. Intercompany balances and transactions have been eliminated in consolidation. Companies acquired during each reporting period are reflected in the results for the Company effective from their respective dates of acquisition through the end of the reporting period (see Note 2, “Acquisitions, Divestitures, and Restructuring”).

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

Translation of Foreign Currencies:  Foreign currency assets and liabilities of the Company’s international subsidiaries are translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing throughout the year. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as part of the foreign currency translation adjustment in Stockholders’ Equity. Gains and losses from foreign currency transactions are included in the “Other gains/expenses, net” line item in the Consolidated Statements of Operations in the period in which they occur. Net income (loss) includes exchange transaction losses, net of taxes, of approximately $6 million, $5 million, and $26 million in the fiscal years ended March 31, 2006, 2005, and 2004, respectively.

Statements of Cash Flows:  The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Interest payments for the fiscal years ended March 31, 2006, 2005, and 2004 were $114 million, $120 million, and $137 million, respectively. Income taxes paid for these fiscal years were $207 million, $12 million (net of a tax refund of $191 million), and $423 million, respectively. The decrease in taxes paid during fiscal year 2005 was primarily attributable to a new Internal Revenue Service (IRS) Revenue Procedure, which grants taxpayers a twelve month deferral for cash received from customers to the extent such receipts were not recognized in revenue for financial statement purposes.

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

Under the Company’s business model, software license agreements include flexible contractual provisions that, among other things, allow customers to receive unspecified future software upgrades for no additional fee. These

Note 1 — Significant Accounting Policies (Continued)

agreements combine the right to use the software products with maintenance for the term of the agreement. Under these agreements, once all four of the above noted revenue recognition criteria are met, the Company is required to recognize revenue ratably over the term of the license agreement. For license agreements signed prior to October 2000 (the prior business model), once all four of the above noted revenue recognition criteria were met, software license fees were recognized as revenue up-front, and the maintenance fees were deferred and subsequently recognized as revenue over the term of the license.

Maintenance revenue is derived from two primary sources: (1) combined license and maintenance agreements recorded under the prior business model; and (2) stand-alone maintenance agreements.

Under the prior business model, maintenance and license fees were generally combined into a single license agreement. The maintenance portion was deferred and amortized into revenue over the initial license agreement term. Certain of these license agreements have not reached the end of their initial terms and, therefore, continue to amortize. This amortization is recorded to the “Maintenance” line item in the Consolidated Statements of Operations. The deferred maintenance portion, which was optional to the customer, was determined using its fair value based on annual, fixed maintenance renewal rates stated in the agreement. For license agreements entered into under the Company’s current business model, maintenance and license fees continue to be combined; however, the maintenance is inclusive for the entire term of the arrangement. The Company reports such combined fees on the “Subscription revenue” line item in the Consolidated Statements of Operations.

The Company also records stand-alone maintenance revenue earned from customers who elect optional maintenance. Revenue from such renewals is recognized on the “Maintenance” line item in the Consolidated Statements of Operations over the term of the renewal agreement.

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

Revenue from sales to distributors, resellers, and value-added resellers (VARs) is recognized when all four of the SOP 97-2 revenue recognition criteria noted above are met and when these entities sell the software product to their customers. This is commonly referred to as the sell-through method. Beginning July 1, 2004, a majority of sales of products to distributors, resellers and VARs incorporate the right for the end-users to receive certain unspecified future software upgrades and revenue from those contracts is therefore recognized on a ratable basis.

The Company has an established business practice of offering installment payment options to customers and has a history of successfully collecting substantially all amounts due under such agreements. The Company assesses collectibility based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If, in the Company’s judgment, collection of a fee is not probable, revenue will not be recognized until the uncertainty is removed, which is generally through the receipt of cash payment.

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

Note 1 — Significant Accounting Policies (Continued)

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

Deferred subscription revenue represents the aggregate portion of all undiscounted contractual and committed license amounts pursuant to the Company’s business model for which customers have been billed but revenue is deferred and will be recognized ratably over the license agreement duration.

Software Fees and Other:  Software fees and other revenue consist of revenue related to distribution and original equipment manufacturer (OEM) channel partners that has been recorded on an up-front sell-through basis, revenue associated with acquisitions prior to transition to our business model, joint ventures, royalty revenues, and other revenue. Revenue related to distribution partners and OEMs is sometimes referred to as “indirect” or “channel” revenue. In the second quarter of fiscal year 2005, the Company began offering more flexible license terms to the end-user customers of our channel partners, which necessitates the deferral of primarily all of the indirect revenue. The ratable recognition of this deferred revenue is reflected on the “Subscription revenue” line item in the Consolidated Statements of Operations.

Financing Fees:  Accounts receivable resulting from prior business model product sales with extended payment terms were discounted to their present values at the then prevailing market rates. In subsequent periods, the accounts receivable are increased to the amounts due and payable by the customers through the accretion of financing revenue on the unpaid accounts receivable due in future years. Under the Company’s business model, additional unamortized discounts are no longer recorded, since the Company does not account for the present value of product sales as earned revenue at license agreement signing.

Fair Value of Financial Instruments:  The following table provides information on the carrying amount and fair value of financial instruments. The carrying value of financial instruments classified as current assets and current liabilities, such as cash and cash equivalents, accounts payable, accrued expenses, and short-term debt, approximate fair value due to the short-term maturity of the instruments. The fair values of marketable securities and long-term debt, including current maturities, have been based on quoted market prices. See Note 3, “Marketable Securities”, and Note 6, “Debt”.

	March 31, 2006		March 31, 2005
		Estimated		Estimated
	Cost	Fair Value	Cost	Fair Value
	(in millions)

Assets
Marketable securities	$30	$34	$298	$297
Liabilities
Long-term debt, including current maturities	$1,811	$1,956	$2,636	$2,831

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

Marketable Securities:  The Company has determined that all of its investment securities should be classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in Stockholders’ Equity under the caption “Accumulated Other Comprehensive Loss.” The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in the “Interest expense, net” line item in the Consolidated Statements of Operations. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in the “Selling, general, and administrative” (SG&A) line item in the Consolidated Statements of Operations. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified

Note 1 — Significant Accounting Policies (Continued)

as available-for-sale are included in the “Interest expense, net” line item in the Consolidated Statements of Operations.

Restricted Cash:  The Company’s insurance subsidiary requires a minimum restricted cash balance of $50 million. In addition, the Company has other restricted cash balances, including cash collateral for letters of credit. The total amount of restricted cash as of March 31, 2006 and 2005 was $60 million and $67 million, respectively, and is included in the “Other noncurrent assets” line item on the Consolidated Balance Sheets.

Property and Equipment:  Land, buildings, equipment, furniture, and improvements are stated at cost. Depreciation and amortization are provided over the estimated useful lives of the assets by the straight-line method. Building and improvements are estimated to have 10- to 40-year lives, and the remaining property and equipment are estimated to have 5- to 7-year lives. Depreciation expense for the fiscal years ended March 31, 2006, 2005, and 2004 was approximately $83 million, $89 million and $97 million, respectively.

Goodwill:  Goodwill represents the excess of the aggregate purchase price over the fair value of the net tangible and identifiable intangible assets and in-process research and development acquired by the Company in a purchase business combination. Goodwill is not amortized into results of operations but instead is reviewed for impairment. During the fourth quarter of fiscal year 2006, the Company performed its annual impairment review of goodwill and concluded that there was no impairment in the current fiscal year. Similar impairment reviews were performed during the fourth quarter of fiscal years 2005 and 2004. The Company concluded that there was no impairment to be recorded in these fiscal years.

The carrying value of goodwill was $5.31 billion and $4.54 billion as of March 31, 2006 and 2005, respectively. During fiscal year 2006, goodwill increased approximately $764 million due primarily to the acquisitions of Concord Communications, Inc (Concord), Niku Corporation (Niku), iLumin Software Services, Inc. (iLumin) and Wily Technology, Inc. (Wily). For the fiscal year ended March 31, 2006, goodwill increased by approximately $345 million, $226 million, $36 million and $232 million principally as a result of the Company’s acquisitions of Concord, Niku, iLumin and Wily, respectively. The goodwill balances for Concord and Niku were subsequently increased (decreased) by approximately $12 million and ($83) million, respectively, in order to adjust balances based on revisions to the purchase price allocations after the acquisition date. Goodwill was also recorded and adjusted for smaller acquisitions made this fiscal year of approximately $7 million. Goodwill associated with prior fiscal year acquisitions was reduced by approximately $3 million. Goodwill was also reduced by $8 million for the sale of Multigen-Paradigm, Inc.

The carrying value of goodwill was $4.54 billion and $4.37 billion as of March 31, 2005 and 2004, respectively. During fiscal year 2005, goodwill increased approximately $271 million due primarily to the acquisition of Netegrity, Inc. and Pest Patrol, Inc. This increase was reduced by approximately $96 million due to adjustments to net operating losses, adjustments to anticipated future tax benefits, and adjustments to other acquisition reserves related to the acquisitions of Platinum Technology International, Inc. and Sterling Software, Inc.

Capitalized Software Costs and Other Identified Intangible Assets:  Capitalized software costs include the fair value of rights to market software products acquired in purchase business combinations (Purchased Software Products). In allocating the purchase price to the assets acquired in a purchase business combination, the Company allocates a portion of the purchase price equal to the fair value at the acquisition date of the rights to market the software products of the acquired company. The purchase price of Purchased Software Products is capitalized and amortized over the estimated useful life of such products over a period not exceeding eight years. In connection with the acquisition of Concord in June 2005, Niku in July 2005, iLumin in October 2005, and Wily in March 2006 the Company capitalized approximately $18 million, $23 million, $2 million, and $54 million of purchased software, respectively. In addition, the Company recorded approximately $38 million of purchase software costs related to smaller acquisitions during fiscal year 2006.

In accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” internally generated software development costs associated with new products and significant enhancements to existing software products are expensed as incurred until technological feasibility has been established. Internally generated software development costs of $84 million, $70 million, and $44 million were

Note 1 — Significant Accounting Policies (Continued)

capitalized during fiscal years 2006, 2005, and 2004, respectively. The Company recorded amortization of $48 million, $41 million, and $40 million for the fiscal years ended March 31, 2006, 2005, and 2004, respectively, which also was included in the “Amortization of capitalized software costs” line item in the Consolidated Statements of Operations. Unamortized, internally generated software development costs included in the “Other noncurrent assets” line item on the Consolidated Balance Sheets as of March 31, 2006 and 2005 were $195 million and $164 million, respectively. Annual amortization of capitalized software costs is the greater of the amount computed using the straight-line method over the remaining estimated economic life of the software product, generally estimated to be five years from the date the product reached technological feasibility. The Company amortized capitalized software costs using the straight-line method in fiscal years 2006, 2005, and 2004, as anticipated future revenue is projected to increase for several years considering the Company is continuously integrating current software technology into new software products.

Other identified intangible assets include both customer relationships and trademarks/trade names.

In connection with the acquisition of Concord, Niku, iLumin, and Wily in fiscal year 2006, the Company recognized approximately $22 million, $44 million, $21 million and $126 million, respectively of customer relationships and trademarks/trade names. In connection with the acquisition of Netegrity in fiscal year 2005, the Company recognized approximately $45 million and $26 million of customer relationships and trademarks/trade names, respectively.

In accordance with SFAS No. 142, “Goodwill and other Intangible Assets”, certain identified intangible assets with indefinite lives are not subject to amortization. The balance of such assets at March 31, 2006 was $26 million. The Company amortizes all other identified intangible assets over their remaining economic lives, estimated to be between six and twelve years. The Company recorded amortization of other identified intangible assets of $51 million, $40 million and $39 million in the fiscal years ended March 31, 2006, 2005 and 2004, respectively. The net carrying value of other identified intangible assets as of March 31, 2006 and 2005 was $388 million and $226 million, respectively, and was included in the “Other noncurrent assets” line item on the Consolidated Balance Sheets.

The gross carrying amounts and accumulated amortization for identified intangible assets are as follows:

	At March 31, 2006
	Gross	Accumulated	Net
	Assets	Amortization	Assets
	(in millions)

Capitalized software:
Purchased	$4,760	$4,299	$461
Internally developed	558	363	195
Other identified intangible assets subject to amortization	628	266	362
Other identified intangible assets not subject to amortization	26	—	26

Total	$5,972	$4,928	$1,044

	At March 31, 2005
	Gross	Accumulated	Net
	Assets	Amortization	Assets
	(in millions)

Capitalized software:
Purchased	$4,625	$3,899	$726
Internally developed	494	330	164
Other identified intangible assets subject to amortization	415	215	200
Other identified intangible assets not subject to amortization	26	—	26

Total	$5,560	$4,444	$1,116

Note 1 — Significant Accounting Policies (Continued)

Based on the identified intangible assets recorded through March 31, 2006, the annual amortization expense over the next five fiscal years is expected to be as follows:

	Year Ended March 31,
	2007	2008	2009	2010	2011
	(in millions)

Capitalized software:
Purchased	$296	$52	$41	$29	$18
Internally developed	53	47	39	32	20
Other identified intangible assets subject to amortization	50	50	50	50	50

Total	$399	$149	$130	$111	$88

Accounting for Long-Lived Assets:  The carrying values of purchased software products, other intangible assets, and other long-lived assets, including investments, are reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment. If an impairment is deemed to exist, any related impairment loss is calculated based on net realizable value for capitalized software and fair value for all other intangibles.

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

Sales Commissions:  Sales commissions are recognized in the period earned by employees, which is typically upon the signing of the contract. The Company accrues for sales commissions based on, among other things, estimates of how the sales personnel will perform against specified annual sales quotas. These estimates involve assumptions regarding the Company’s projected new product sales and billings. All of these assumptions reflect the Company’s best estimates, but these items involve uncertainties, and as a result, if other assumptions had been used in the period, sales commission expense could have been impacted for that period. Under the Company’s current sales compensation model, during periods of high growth and sales of new products relative to revenue in that period, the amount of sales commission expense attributable to the license agreement would be recognized fully in the year and could negatively impact income and earnings per share in that period.

Derivative Financial Instruments:  Derivatives are accounted for in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). For the fiscal year ended March 31, 2006, the Company entered into derivative contracts with a total notional value of 280 million euros. Derivatives with a notional value of 80 million euros were entered into with the intent of mitigating a certain portion of the Company’s euro operating exposure and are part of the Company’s on-going risk management program. Derivatives with a notional value of 200 million euros were entered into during March 2006 with the intent of mitigating a certain portion of the foreign exchange variability associated with the Company’s repatriation of approximately $584 million from its foreign subsidiaries. Hedge accounting under SFAS No. 133 was not applied to any of the derivatives entered into during the fiscal year ended March 31, 2006. The resulting gain of approximately $1 million for the fiscal year ending March 31, 2006 is included in the “Other (gains) losses, net” line in the Consolidated Statement of Operations. As of March 31, 2006, there were no derivative contracts outstanding.

Comprehensive Income (Loss):  Comprehensive income (loss) includes net income (loss), foreign currency translation adjustments and unrealized gains (losses) on the Company’s available-for-sale securities. As of March 31, 2006 and 2005, the accumulated comprehensive income (loss) included foreign currency translation losses of $136 million and $75 million, respectively. Accumulated comprehensive loss also includes an unrealized gain on equity securities, net of tax, of $2 million for the fiscal year ended March 31, 2006 and an unrealized loss on equity securities, net of tax, of less than $1 million for the fiscal year ended March 31, 2005. The components of

Note 1 — Significant Accounting Policies (Continued)

comprehensive income (loss), net of applicable tax, for the fiscal years ended March 31, 2006, 2005, and 2004, are included within the Consolidated Statements of Stockholders’ Equity.

Net Income (Loss) From Continuing Operations per Share:  Basic and dilutive income (loss) per share from continuing operations are computed by dividing net loss by the weighted-average number of common shares outstanding for the period.

	Year Ended March 31,
	2006	2005	2004
		(restated)	(restated)
	(in millions, except per share amounts)

Income (loss) from continuing operations, net of taxes	$156	$26	$(89)
Interest expense associated with the Convertible Senior Notes, net of tax(1)	5	—	—

Numerator in calculation of diluted Income (loss) per share	$161	$26	$(89)

Weighted average shares outstanding and common share equivalents
Weighted average common shares outstanding	581	588	580
Weighted average Convertible Senior Note shares outstanding	23	—	—
Weighted average awards outstanding	3	2	—

Denominator in calculation of diluted earnings Income (loss) per share	607	590	580

Diluted income (loss) per share from continuing operations(2)	$0.26	$0.04	$(0.15)

(1)	If the common share equivalents for the 5% Convertible Senior Notes (27 million shares) issued in March 2002 and the 1.625% Convertible Senior Notes (23 million shares) issued in December 2002 (collectively, the Notes) had been dilutive, interest expense, net of tax, related to the Notes would have been added back to income from continuing operations to calculate diluted earnings per share from continuing operations. The related interest expense, net of tax, for each of the fiscal years ended March 31, 2005 and 2004 totaled approximately $25 million.

(2)	If all common share equivalents for the fiscal years ended March 31, 2005 and 2004 had been dilutive, the weighted average shares outstanding and common share equivalents would have been 640 million and 635 million, respectively.

Reclassifications:  Certain prior year balances have been reclassified to conform with the current year’s presentation.

Approximately $47 million of “Unearned professional services”, a component of “Trade and installment accounts receivable, net”, at March 31, 2005 has been reclassified to “Accrued expenses and other current liabilities” on the Consolidated Balance Sheet to conform to the March 31, 2006 presentation.

Approximately $270 million associated with deferred maintenance revenue was reclassified from “Non-current liabilities” to “Current liabilities” to conform to the March 31, 2006 presentation. The reclassification was made since these amounts are expected to be recognized as revenue within twelve months of the reporting date. This amount is reflected as a separate line item on the Consolidated Balance Sheet.

Approximately $10 million of professional services related receivables were reclassified for the period ended March 31, 2005 from “Billed accounts receivable,” to “Other Receivables” to conform to the March 31, 2006 presentation. Both are components of “Trade and installment accounts receivable, net” shown on the Consolidated Balance Sheet. See Note 5, “Trade and Installment Account Receivable”. There was no impact to net accounts receivable, current or non-current, due to this reclassification.

A reclassification was made to increase the accounts receivable balance by $20 million ($2 million current and $18 million non-current) and the allowance for doubtful accounts by $20 million ($2 million current and $18 million non-current). The reclassification was made to adjust the presentation of a valuation reserve that had previously been netted against the gross accounts receivable. See Note 5, “Trade and Installment Account Receivable”, and in

Note 1 — Significant Accounting Policies (Continued)

Schedule II, “Valuation and Qualifying Accounts”. There was no impact to net accounts receivable, current or non-current, due to this reclassification.

A reclassification entry was made to increase deferred tax assets — current and non-current by $47 million and $25 million, respectively, and to increase deferred tax liabilities — current and noncurrent by $6 million and $66 million respectively, to conform to the March 31, 2006 presentation. The reclassification was made to better reflect the gross deferred tax assets and liabilities by taxing jurisdiction.

Note 2 —	Acquisitions, Divestitures and Restructuring

Acquisitions

During the fourth quarter of fiscal year 2006, the Company completed its acquisition of Wily. Wily is a provider of enterprise application management software solutions that enable companies to manage their web applications and infrastructure. The total purchase price of the acquisition was approximately $374 million which included a holdback of approximately 10% of the initial purchase price. The acquisition of Wily has been accounted for as a purchase and accordingly, its results of operations have been included in the Consolidated Financial Statements since the date of its acquisition, March 3, 2006.

The acquisition cost of Wily has been allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition as follows:

(in millions)

Cash and cash equivalents	$13
Purchased software	54
Deferred tax assets	34
Other assets assumed	8
Other intangibles — customer relationships	119
Other intangibles — tradenames	7
Goodwill	232
Deferred tax liabilities	(74)
Deferred revenue	(10)
Other liabilities assumed	(9)

Purchase price	$374

Purchased software products are being amortized over an estimated life of eight years, and customer relationships and tradenames will be amortized over ten years.

The allocation of the purchase price is based upon estimates which may be revised within one year of the date of acquisition as additional information becomes available. It is anticipated that the final purchase price allocation will not differ materially from the preliminary allocation presented above.

The allocation of a significant portion of the Wily purchase price to goodwill was predominantly due to the relatively short lives of the acquired developed technology assets, whereby a substantial amount of the purchase price was based on earnings beyond the estimated lives of the intangible assets.

During the third quarter of fiscal year 2006, the Company completed its acquisition of iLumin. The total purchase price of the acquisition was approximately $48 million. iLumin was a privately held provider of enterprise message management and archiving software. iLumin’s Assentor product line has been added to the Company’s storage management business unit. The acquisition of iLumin has been accounted for as a purchase and accordingly, its results of operations have been included in the Consolidated Financial Statements since the date of its acquisition, October 14, 2005.

Note 2 — Acquisitions, Divestitures and Restructuring (Continued)

The acquisition cost of iLumin has been allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition as follows:

(in millions)

Purchased software products	$2
Other assets	4
Customer relationships	21
Goodwill	36
Deferred tax liability	(9)
Other liabilities assumed	(6)

Purchase price	$48

Purchased software products are being amortized over an estimated life of seven years, and customer relationships will be amortized over ten years.

The allocation of the purchase price is based upon estimates which may be revised within one year of the date of acquisition as additional information becomes available. It is anticipated that the final purchase price allocation will not differ materially from the preliminary allocation presented above.

The allocation of a significant portion of the iLumin purchase price to goodwill was predominantly due to the relatively short lives of the acquired developed technology assets, whereby a substantial amount of the purchase price was based on earnings beyond the estimated lives of the intangible assets.

During the second quarter of fiscal year 2006, the Company acquired the common stock of Niku, including its information technology governance (ITG) solution, for approximately $337 million. In addition, the Company converted options to acquire the common stock of Niku and incurred acquisition costs of approximately $5 million and $3 million, respectively, for an aggregate purchase price of $345 million. Niku was a provider of information technology management and governance (IT-MG) solutions, and the Company is in the process of integrating Niku’s ITG solutions with the Business Service Optimization (BSO) unit. The acquisition of Niku has been accounted for as a purchase and accordingly, its results of operations have been included in the Consolidated Financial Statements since the date of its acquisition, July 29, 2005 (the Niku Acquisition Date).

The acquisition cost of Niku has been allocated to assets acquired, liabilities assumed and in-process research and development based on estimated fair values as follows:

(in millions)

Cash	$44
Marketable securities	19
Deferred taxes assets	102
Other assets acquired	20
Purchased software products	23
In-process research and development	14
Customer relationships	42
Trademarks/tradenames	2
Goodwill	143
Deferred revenue	(4)
Deferred tax liabilities	(28)
Other liabilities assumed	(32)

Purchase price	$345

Note 2 — Acquisitions, Divestitures and Restructuring (Continued)

Approximately $14 million of the purchase price represents the estimated fair value of projects that, as of the Niku Acquisition Date, had not reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed and has been included in the “Charge for in-process research and development costs” line item in the Consolidated Statements of Operations.

Purchased software products are being amortized over approximately five years, trademarks/tradenames will be amortized over seven years, and customer relationships will be amortized over eight years.

The allocation of a significant portion of the Niku purchase price to goodwill was predominantly due to the relatively short lives of the acquired developed technology assets, whereby a substantial amount of the purchase price was based on earnings beyond the estimated lives of the intangible assets.

Based upon additional information received subsequent to the Niku Acquisition Date, goodwill was adjusted downward by approximately $83 million as of March 31, 2006, primarily due to the recognition of deferred tax assets associated with acquired net operating losses. This adjustment has been included in the allocation presented above.

The allocation of the purchase price is based upon estimates which may be revised within one year of the date of acquisition as additional information becomes available. It is anticipated that the final purchase price allocation will not differ materially from the preliminary allocation plus the subsequent adjustment presented above.

The following unaudited pro-forma financial information presents the combined results of operations of the Company, Wily, iLumin and Niku as if the acquisitions had occurred at April 1, 2004. The historical results of the Company for the fiscal year ended March 31, 2006 include the results of Wily, iLumin and Niku from their respective acquisition dates. The pro-forma results presented below for the fiscal year ended March 31, 2006 combine the results of the Company for the fiscal year ended March 31, 2006 and the historical results of Wily, iLumin and Niku for their comparable reporting periods. The pro-forma results for the fiscal year ended March 31, 2005 combine the historical results of the Company for the fiscal year ended March 31, 2005 with the combined historical results for the comparable reporting periods for Wily, iLumin and Niku. The unaudited pro-forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations or financial condition that would have been reported had the acquisitions of Wily, iLumin and Niku been completed as of the beginning of the periods presented and should not be taken as indicative of the Company’s future consolidated results of operations or financial condition. Pro-forma adjustments are tax-effected at the Company’s statutory tax rate.

	For the Year Ended March 31,
	2006	2005
		(restated)
	unaudited
	(in millions)

Revenue	$3,880	$3,711
Income (loss) from continuing operations	109	(29)
Net income (loss)	112	(29)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.19	$(0.05)
Discontinued operations	0.01	—

Net income (loss)	$0.20	$(0.05)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.18	$(0.05)
Discontinued operations	0.01	—

Net income (loss)	$0.19	$(0.05)

Note 2 — Acquisitions, Divestitures and Restructuring (Continued)

During the first quarter of fiscal year 2006, the Company acquired the common stock of Concord, including its Aprisma Management Technologies subsidiary, for an aggregate purchase price of approximately $359 million. The Company converted options to acquire the common stock of Concord and incurred acquisition costs of approximately $15 million and $7 million, respectively. Concord was a provider of network service management software solutions, and the Company is in the process of making Concord’s network management products available both as independent products and as integrated components of the Company’s Unicenter Enterprise Systems Management suite. The acquisition of Concord has been accounted for as a purchase and, accordingly, its results of operations have been included in the Consolidated Financial Statements since the date of its acquisition, June 7, 2005 (the Concord Acquisition Date). The pro-forma results shown above do not include the results of Concord as Concord was not considered a significant subsidiary at the time of acquisition.

The acquisition cost of Concord has been allocated to assets acquired, liabilities assumed, and in-process research and development based on estimated fair values as follows:

(in millions)

Cash	$18
Marketable securities	58
Deferred tax assets	27
Other assets acquired	44
Purchased software products	18
In-process research and development	4
Customer relationships	19
Trademarks/tradenames	3
Goodwill	357
Deferred revenue	(19)
Deferred tax liabilities	(25)
3% convertible notes payable	(86)
Other liabilities assumed	(59)

Purchase price	$359

Approximately $4 million of the purchase price represents the estimated fair value of projects that, as of Concord Acquisition Date, had not reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed and has been included in the “Charge for in-process research and development costs” line item in the Consolidated Statements of Operations.

Purchased software products are being amortized over five years, trademarks/tradenames are being amortized over six years, and customer relationships will be amortized over seven years.

The allocation of a significant portion of the Concord purchase price to goodwill was predominantly due to the relatively short lives of the developed technology assets; whereby a substantial amount of the purchase price was based on earnings beyond the estimated lives of the intangible assets.

Based upon additional information received subsequent to the Concord Acquisition Date, net liabilities assumed and goodwill were both increased by approximately $12 million. This adjustment has been included in the allocation presented above.

The allocation of the purchase price is based upon estimates which may be revised within one year of the date of acquisition as additional information becomes available. It is anticipated that the final purchase price allocation will not differ materially from the preliminary allocation plus the subsequent adjustment presented above.

In connection with the acquisition of Concord, the Company assumed $86 million in 3% convertible senior notes payable due 2023. In accordance with the notes’ terms, the Company paid off the notes in full in July 2005.

Note 2 — Acquisitions, Divestitures and Restructuring (Continued)

In November 2004, the Company acquired the common stock of Netegrity, Inc. (Netegrity) for an aggregate purchase price approximately $455 million. The Company converted employee stock options to acquire the common stock of Netegrity to employee stock options to acquire shares of the Company at a cost of approximately $11 million for vested options and incurred acquisition costs of approximately $5 million. Netegrity was a provider of business security software, principally in the areas of access and identity management. The Company has made Netegrity’s identity and access management solutions available both as independent products and as integrated components of the Company’s eTrust Identity and Access Management Suite. The acquisition of Netegrity has been accounted for as a purchase and, accordingly, its results of operations have been included in the Consolidated Financial Statements since the date of its acquisition, November 24, 2004. The acquisition cost of Netegrity has been allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition as follows:

(in millions)

Cash and marketable securities	$97
Deferred income taxes, net	4
Purchased software products	37
Customer relationships	45
Trademarks/tradenames	26
Goodwill	258
Liabilities assumed, net	(12)

Purchase price	$455

Purchased software products and customer relationships are being amortized over seven years and twelve years, respectively.

In August 2004, the Company acquired PestPatrol, Inc., a privately held provider of anti-spyware and security solutions for approximately $40 million. The products acquired in this transaction were integrated into the Company’s eTrust Threat Management software product portfolio. This portfolio protects organizations from diverse Internet dangers such as viruses, spam, and inappropriate use of the Web by employees.

Accrued acquisition-related costs and changes in these accruals, including additions related to the Company’s acquisitions of Wily, iLumin, Niku, Concord and Netegrity were as follows:

	Duplicate
	Facilities and	Employee
	Other Costs	Costs
	(in millions)

Balance as of March 31, 2004	$58	$12
Additions	8	3
Settlements	(15)	(6)
Adjustments	(10)	—

Balance as of March 31, 2005	$41	$9
Additions	31	61
Settlements	(18)	(18)
Adjustments	6	—

Balance as of March 31, 2006	$60	$52

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

Note 2 — Acquisitions, Divestitures and Restructuring (Continued)

obligations are settled at amounts less than those originally estimated. The remaining liability balances are included in the “Accrued expenses and other liabilities” line item on the Consolidated Balance Sheets.

Divestitures:  In December 2005, the Company sold its wholly-owned subsidiary MultiGen-Paradigm, Inc. (MultiGen) to Parallax Capital Partners. MultiGen was a provider of real-time, end-to-end 3D solutions for visualizations, simulations and training applications used for both civilian and government purposes. The sale price was approximately $6 million, which included reimbursements for certain employee-related costs. The sale price was received in the form of an interest bearing note receivable that is scheduled to be paid by June 2007. MultiGen had revenues of $9 million and $11 million for the nine month periods ending December 31, 2005 and December 31, 2004, respectively. As a result of the sale in the third quarter, the Company recorded a $3 million gain, net of a tax benefit of approximately $10 million. The Company has separately presented the gain on the disposal of MultiGen as a discontinued operation for the current period presented. The impact of MultiGen’s results on prior periods was considered immaterial.

In March 2004, the Company sold its approximate 90% interest in ACCPAC International, Inc. (ACCPAC) to The Sage Group, plc. (Sage). The Company’s net proceeds totaled approximately $104 million for all of the Company’s outstanding equity interests of ACCPAC, including options and change of control payments for certain ACCPAC officers and managers. The Company received approximately $90 million of the net proceeds in fiscal year 2004 and the remainder in fiscal year 2005. ACCPAC provided accounting, customer relationship management, human resources, warehouse management, manufacturing, electronic data interchange, and point-of-sale software for small and medium-sized businesses. As a result of the sale in the fourth quarter of fiscal year 2004, the Company realized a gain of approximately $60 million, net of taxes of approximately $36 million, in fiscal year 2004. In the second quarter of fiscal year 2005, the Company recorded an adjustment to the gain of approximately $2 million, net of tax of approximately $1 million, that reduced the net gain to approximately $58 million. Approximately 600 employees were transferred to Sage. The sale completed the Company’s multi-year effort to exit the business applications market. Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the historical results of operations of ACCPAC, including the gain on the sale in fiscal year 2004, and the adjustment to the gain in fiscal year 2005, have been recorded as discontinued operations for all periods presented.

The operating results of ACCPAC are summarized as follows:

Year Ended
March 31,
2004(1)
(in millions)

Software fees and other	$38
Maintenance	40

Total revenue	$78

Pre-tax income from discontinued operation	$1
Income from discontinued operation, net of taxes	$1

(1)	Fiscal year 2004 includes operating results through December 2003, the measurement date for the ACCPAC sale.

Other:

In December 2005, the Company acquired certain assets and liabilities of Control F-1 Corporation (Control F-1) for a total purchase price of approximately $14 million which was paid in January 2006. Control F-1 was a privately held provider of support automation solutions that automatically prevent, detect, and repair end-user computer problems before they disrupt critical IT services.

In November 2005, the Company announced an agreement with Garnett & Helfrich Capital, a private equity firm, to create an independent corporate entity, Ingres Corporation (Ingres). As part of the agreement, the Company contributed intellectual property, support contracts, the services of certain employees and other assets used exclusively in the business of the intellectual property contributed. The contributions from the Company and

Note 2 — Acquisitions, Divestitures and Restructuring (Continued)

Garnett & Helfrich Capital, L.P., formed Ingres. The Company has a 25% ownership interest in the newly formed entity, in which it received an equity stake of $15 million. As a result of the transaction, the Company recorded a non-cash pre-tax gain for the three months ended December 31, 2005 of approximately $7 million due to the value of assets that were contributed during the formation of Ingres in accordance with Emerging Issues Task Force (EITF) Issue No. 01-2 Interpretations of APB Opinion No. 29. The gain is recorded as “Other (gains) losses, net” in the Consolidated Statements of Operations.

Restructuring

In July 2005, the Company announced a restructuring plan to increase efficiency and productivity and to more closely align its investments with strategic growth opportunities. The Company accounted for the individual components of the restructuring plan as follows:

Severance:  The plan includes a workforce reduction of approximately five percent or 800 positions worldwide. The termination benefits the Company has offered in connection with this workforce reduction are substantially the same as the benefits the Company has provided historically for non-performance-based workforce reductions, and in certain countries have been provided based upon statutory minimum requirements. Accordingly, the employee termination obligations incurred in connection with the restructuring plan did not meet the definition of a “one-time benefit arrangement” under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146), and the Company therefore accounted for such obligations in accordance with SFAS No. 112, “Employers’ Accounting for Post Employment Benefits, an Amendment of FASB Statements No. 5 and 43.” In certain countries, the Company elected to provide termination benefits in excess of legal requirements subsequent to the initial implementation of the plan. These additional costs have been recognized as incurred in accordance with SFAS No. 146. The Company incurred approximately $36 million of severance costs for the fiscal year ended March 31, 2006. The Company anticipates the severance portion of the restructuring plan will cost approximately $45 million and anticipates that the remaining amount will be incurred by the end of the fiscal year 2007. Final payment of these amounts is dependent upon settlement with the works councils in certain international locations and our ability to negotiate lease terminations.

Facilities Abandonment:  The Company recorded the costs associated with lease termination and/or abandonment when the Company ceased to utilize the leased property. Under SFAS No. 146, the liability associated with lease termination and/or abandonment is measured as the present value of the total remaining lease costs and associated operating costs, less probable sublease income. The Company incurred approximately $30 million of facilities abandonment related costs for the fiscal year ended March 31, 2006. The Company will accrete its obligations related to the facilities abandonment to the then-present value and, accordingly, will recognize accretion expense as a restructuring expense in future periods. The Company anticipates the facilities abandonment portion of the restructuring plan will cost up to a total of $40 million, and anticipates that the remaining amount will be incurred by the end of the fiscal year 2007.

Accrued restructuring costs and changes in these accruals for the fiscal year ended March 31, 2006 were as follows:

		Facilities
	Severance	Abandonment
	(in millions)

Balance at March 31, 2005	$—	$—
Additions	36	30
Payments	(19)	(3)
Adjustments	1	—

Balance at March 31, 2006	$18	$27

The liability balance is included in “Accrued expenses and other current liabilities” on the Consolidated Balance Sheet at March 31, 2006.

As part of its restructuring initiatives and associated review of the benefits of owning versus leasing certain properties, the Company also entered into three sale/leaseback transactions during the second half of fiscal year

Note 2 — Acquisitions, Divestitures and Restructuring (Continued)

2006. Two of these transactions resulted in a loss totaling approximately $7 million which was recorded under “Restructuring and other” in the Consolidated Statements of Operations. The third sale/leaseback transaction resulted in a gain of approximately $5 million which will be recognized ratably as a reduction to rent expense over the life of the lease term. The lease terms of the agreements expire between 2007 and 2015 and represent a total lease commitment of approximately $32 million. All of these transactions were recorded in accordance with SFAS No. 28, “Accounting for Sales with Leasebacks — an amendment of FASB Statement No. 13”.

During the fiscal year ended March 31, 2006, the Company incurred approximately $15 million in connection with certain DPA related costs and for the termination of a non-core application development professional services project (see also note 7, “Commitments and Contingencies”).

In September 2004, the Company announced a restructuring plan that included a workforce reduction of approximately five percent or 750 positions worldwide. In connection with the restructuring plan, the Company recorded a charge of approximately $28 million primarily associated with termination benefits in the second quarter of fiscal year 2005. The Company does not expect to incur additional charges related to this restructuring plan. As of March 31, 2005, the Company had made all payments under the plan.

Note 3 —	Marketable Securities

The following is a summary of marketable securities classified as available-for-sale:

	Year Ended March 31,
	2006	2005
	(in millions)

Debt/Equity Securities:
Cost	$30	$298
Gross unrealized gains	4	—
Gross unrealized losses	—	(1)

Estimated fair value	$34	$297

Approximately $1 million of marketable securities were restricted as to use for other than current operations at March 31, 2005 and was included in the “Other noncurrent assets” line item on the Consolidated Balance Sheet. There were no marketable securities that were considered restricted as of March 31, 2006.

The Company realized gains on sales of marketable securities of approximately $2 million and $8 million for the fiscal years ended March 31, 2006 and 2005, respectively.

Interest income for the fiscal years ended March 31, 2006, 2005, and 2004 was approximately $57 million, $50 million, and $22 million, respectively, and was included in the “Interest expense, net” line item in the Consolidated Statements of Operations.

In March 2005, the Company sold its remaining interest in Viewpoint Corporation (Viewpoint), in a private sale for $12 million, net of fees. As a result of the sale, the Company reported an $8 million gain that is included in the “Selling, general, and administrative” line item in the Consolidated Statements of Operations. At the time of the sale, the Company controlled more than 5% of Viewpoint’s outstanding common stock.

The estimated fair value of debt and equity securities is based upon published closing prices of those securities as of March 31, 2006. For debt securities, amortized cost is classified by contractual maturity. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

The Company reviewed its investment portfolio for impairment and determined that, as of March 31, 2006, the total unrealized loss for investments impaired for both greater and less than 12 months was immaterial. See also Note 1, “Significant Accounting Policies”.

Note 3 —	Marketable Securities (Continued)

	March 31, 2006		March 31, 2005
		Estimated		Estimated
	Cost	Fair Value	Cost	Fair Value
	(in millions)

Debt securities, which are recorded at market, maturing:
Within one year or less	$1	$1	$185	$185
Between one and three years	5	5	82	81
Between three and five years	1	1	11	11
Beyond five years	5	5	20	20

Debt securities, which are recorded at market	12	12	298	297
Equity securities, which are recorded at market	18	22	—	—

Total marketable securities	$30	$34	$298	$297

Note 4 —	Segment and Geographic Information

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

In addition to its United States operations, the Company operates through branches and wholly-owned subsidiaries in 46 foreign countries located in North America (3), Africa (1), South America (6), Asia/Pacific (16), and Europe (20). Revenue is allocated to a geographic area based on the location of the sale. The following table presents information about the Company by geographic area for the fiscal years ended March 31, 2006, 2005 and 2004:

	United
	States	Europe	Other	Eliminations	Total
	(in millions)

March 31, 2006
Revenue
To unaffiliated customers	$2,006	$1,123	$667	$—	$3,796
Between geographic areas(1)	459	—	—	(459)	—

Total Revenue	2,465	1,123	667	(459)	3,796
Property and equipment, net	428	166	40	—	634
Identifiable assets	8,741	1,403	294	—	10,438
Total liabilities	4,300	940	518	—	5,758
March 31, 2005
Revenue (restated):
To unaffiliated customers	$1,878	$1,096	$629	$—	$3,603
Between geographic areas(1)	472	—	—	(472)	—

Total Revenue	2,350	1,096	629	(472)	3,603
Property and equipment, net	404	184	34	—	622
Identifiable assets (restated)	9,866	1,137	393	—	11,396
Total liabilities (restated)	5,063	894	397	—	6,354

Note 4 —	Segment and Geographic Information (Continued)

	United
	States	Europe	Other	Eliminations	Total
	(in millions)

March 31, 2004
Revenue (restated):
To unaffiliated customers	$1,766	$999	$567	$—	$3,332
Between geographic areas(1)	502	—	—	(502)	—

Total Revenue	2,268	999	567	(502)	3,332
Property and equipment, net	430	182	29	—	641
Identifiable assets (restated)	9,427	1,054	381	—	10,862
Total liabilities (restated)	4,940	504	499	—	5,943

(1)	Represents royalties from foreign subsidiaries determined as a percentage of certain amounts invoiced to customers.

No single customer accounted for 10% or more of total revenue for the fiscal years ended March 31, 2006, 2005, or 2004.

Note 5 —	Trade and Installment Accounts Receivable

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

	March 31,	March 31,
	2006	2005
		(restated)
	(in millions)

Current:
Accounts receivable	$828	$794
Other receivables	77	39
Unbilled amounts due within the next 12 months — prior business model	254	391
Less: Allowance for doubtful accounts	(25)	(35)
Less: Unearned revenue — current	(629)	(413)

Net trade and installment accounts receivable — current	$505	$776

Noncurrent:
Unbilled amounts due beyond the next 12 months — prior business model	$511	$759
Less: Allowance for doubtful accounts	(20)	(53)
Less: Unearned revenue — noncurrent	(42)	(111)

Net installment accounts receivable — noncurrent	$449	$595

Note 5 —	Trade and Installment Accounts Receivable (Continued)

The components of unearned revenue consist of the following:

	March 31,	March 31,
	2006	2005
		(restated)
	(in millions)

Current:
Unamortized discounts	$44	$62
Unearned maintenance	4	23
Deferred subscription revenue (billed, uncollected)	534	314
Unearned professional services	47	14

Total unearned revenue — current	$629	$413

Noncurrent:
Unamortized discounts	$34	$79
Unearned maintenance	8	32

Total unearned revenue — noncurrent	$42	$111

Note 6 —	Debt

Credit Facilities

As of March 31, 2006 and 2005, the Company’s committed bank credit facilities consisted of a $1 billion, unsecured bank revolving credit facility expiring in December 2008 (the 2004 Revolving Credit Facility).

	March 31,
	2006		2005
	Maximum	Outstanding	Maximum	Outstanding
	Available	Balance	Available	Balance
	(in millions)

2004 Revolving Credit Facility	$1,000	—	$1,000	—

2004 Revolving Credit Facility

In December 2004, the Company entered into a new unsecured, revolving credit facility (the 2004 Revolving Credit Facility). The maximum committed amount available under the 2004 Revolving Credit Facility is $1 billion, exclusive of incremental credit increases of up to an additional $250 million which are available subject to certain conditions and the agreement of the Company’s lenders. The 2004 Revolving Credit Facility expires December 2008 and no amount was drawn as of March 31, 2006 or March 31, 2005.

Borrowings under the 2004 Revolving Credit Facility will bear interest at a rate dependent on the Company’s credit ratings at the time of such borrowings and will be calculated according to a base rate or a Eurocurrency rate, as the case may be, plus an applicable margin and utilization fee. Depending on the Company’s credit rating at the time of borrowing, the applicable margin can range from 0% to 0.325% for a base rate borrowing and from 0.50% to 1.325% for a Eurocurrency borrowing, and the utilization fee can range from 0.125% to 0.250%. At the Company’s current credit rating in July 2006, the applicable margin would be 0.025% for a base rate borrowing and 1.025% for a Eurocurrency borrowing, and the utilization fee would be 0.125%. In addition, the Company must pay facility fees quarterly at rates dependent on the Company’s credit ratings. The facility fees can range from 0.125% to 0.30% of the aggregate amount of each lender’s full revolving credit commitment (without taking into account any outstanding borrowings under such commitments). At the Company’s credit ratings in July 2006, the facility fee is 0.225% of the aggregate amount of each lender’s revolving credit commitment.

The 2004 Revolving Credit Facility contains customary covenants for transactions of this type, including two financial covenants: (i) for the 12-months ending each quarter-end, the ratio of consolidated debt for borrowed money to consolidated cash flow, each as defined in the 2004 Revolving Credit Facility, must not exceed 3.25 for the

Note 6 —	Debt (Continued)

quarter ending December 31, 2004 and 2.75 for quarters ending March 31, 2005 and thereafter; and (ii) for the 12-months ending each quarter-end, the ratio of consolidated cash flow to the sum of interest payable on, and amortization of debt discount in respect of, all consolidated debt for borrowed money, as defined in the 2004 Revolving Credit Facility, must not be less than 5.00. In addition, as a condition precedent to each borrowing made under the 2004 Revolving Credit Facility, as of the date of such borrowing, (i) no event of default shall have occurred and be continuing and (ii) the Company is to reaffirm that the representations and warranties made in the 2004 Revolving Credit Facility (other than the representation with respect to material adverse changes, but including the representation regarding the absence of certain material litigation) are correct. On June 29, 2006, the Company obtained a waiver from all participating banks under the credit facility to file its financial statement within the 90-day required period. The waiver extends this period through August 28, 2006. Upon the filing of this Form 10-K the Company believes it is in compliance with its debt covenants.

The Company capitalized the transaction fees associated with the 2004 Revolving Credit Facility, which totaled approximately $6 million. The Company is amortizing these fees over the term of the 2004 Revolving Credit Facility to “Interest expense, net” in the Consolidated Statements of Operations.

Senior Note Obligations

As of March 31, 2006 and 2005, the Company had the following unsecured, fixed-rate interest, senior note obligations outstanding:

	March 31,
	2006	2005
	(in millions)

6.375% Senior Notes due April 2005	$—	$825
6.500% Senior Notes due April 2008	350	350
4.750% Senior Notes due December 2009	500	500
1.625% Convertible Senior Notes due December 2009	460	460
5.625% Senior Notes due December 2014	500	500

Fiscal Year 1999 Senior Notes

In fiscal year 1999, the Company issued $1.75 billion of unsecured Senior Notes in a transaction pursuant to Rule 144A under the Securities Act of 1933 (Rule 144A). Amounts borrowed, rates, and maturities for each issue were $575 million at 6.25% due April 15, 2003, $825 million at 6.375% due April 15, 2005, and $350 million at 6.5% due April 15, 2008. In April 2005, the Company repaid the $825 million balance of the 6.375% Senior Notes from available cash balances. As of March 31, 2006, $350 million of the 6.5% Senior Notes, remained outstanding.

Fiscal Year 2005 Senior Notes

In November 2004, the Company issued an aggregate of $1 billion of unsecured Senior Notes (2005 Senior Notes) in a transaction pursuant to Rule 144A. The Company issued $500 million of 4.75%, 5-year notes due December 2009 and $500 million of 5.625%, 10-year notes due December 2014. The Company has the option to redeem the 2005 Senior Notes at any time, at redemption prices equal to the greater of (i) 100% of the aggregate principal amount of the notes of such series being redeemed and (ii) the present value of the principal and interest payable over the life of the 2005 Senior Notes, discounted at a rate equal to 15 basis points and 20 basis points for the 5-year notes and 10-year notes, respectively, over a comparable U.S. Treasury bond yield. The maturity of the 2005 Senior Notes may be accelerated by the holders upon certain events of default, including failure to make payments when due and failure to comply with covenants in the 2005 Senior Notes. The 5-year notes were issued at a price equal to 99.861% of the principal amount and the 10-year notes were issued at a price equal to 99.505% of the principal amount for resale under Rule 144A and Regulation S. The Company also agreed for the benefit of the holders to register the 2005 Senior Notes under the Securities Act of 1933 so that the 2005 Senior Notes may be sold in the public market. Because the Company did not meet certain deadlines for completion of the exchange offer, the interest rate on the 2005 Senior Notes increased by 25 basis points as of September 27, 2005 and increased by an

Note 6 —	Debt (Continued)

additional 25 basis points as of December 26, 2005, since the delay was not cured prior to that date. After the delay is cured, such additional interest on the 2005 Senior Notes will no longer be payable. As of July 31, 2006, the Company has not registered the 2005 Senior Notes and has incurred approximately $2 million in penalty fees which have been recorded in the “Interest expense, net” line item in the Consolidated Statement of Operation for the fiscal year 2006. The Company used the net proceeds from this issuance to repay debt as described above.

The Company capitalized the transaction fees associated with the 2005 Senior Notes, which totaled approximately $7 million. These fees are being amortized over the period through maturity of the 2005 Senior Notes in the “Interest expense, net” line item in the Consolidated Statement of Operations.

1.625% Convertible Senior Notes

In fiscal year 2003, the Company issued $460 million of unsecured 1.625% Convertible Senior Notes (1.625% Notes), due December 15, 2009, in a transaction pursuant to Rule 144A. The 1.625% Notes are senior unsecured indebtedness, rank equally with all existing senior unsecured indebtedness and are convertible into shares of the Company’s common stock at a conversion price of $20.04 per share. The initial conversion rate is 49.9002 common shares per $1,000 principal amount of the 1.625% Notes and is subject to adjustment under certain circumstances. The Company may redeem the 1.625% Notes only at the maturity date. We capitalized the initial transaction fees associated with the 1.625% Notes, which totaled approximately $12 million. These fees are being amortized over the period through maturity of the 1.625% Notes in the “Interest expense, net” line item in the Consolidated Statements of Operations.

Concurrent with the issuance of the 1.625% Notes, the Company entered into call spread repurchase option transactions (1.625% Notes Call Spread). The option purchase price of the Call Spread was $73 million and the entire purchase price was charged to Stockholders’ Equity in December 2002. Under the terms of the 1.625% Notes Call Spread, the Company can elect to receive (i) outstanding shares equivalent to the number of shares that will be issued if all of the 1.625% Notes are converted into shares (23 million shares) upon payment of an exercise price of $20.04 per share (aggregate price of $460 million); or (ii) a net cash settlement, net share settlement or a combination, whereby the Company will receive cash or shares equal to the increase in the market value of the 23 million shares from the aggregate value at the $20.04 exercise price (aggregate price of $460 million), subject to the upper limit of $30.00 discussed below. The 1.625% Notes Call Spread is designed to partially mitigate the potential dilution from conversion of the 1.625% Notes, depending upon the market price of our common stock at such time. The 1.625% Notes Call Spread can be exercised in December 2009 at an exercise price of $20.04 per share. To limit the cost of the 1.625% Notes Call Spread, an upper limit of $30.00 per share has been set, such that if the price of the common stock is above that limit at the time of exercise, the number of shares eligible to be purchased will be proportionately reduced based on the amount by which the common share price exceeds $30.00 at the time of exercise. As of March 31, 2006, the estimated fair value of the 1.625% Notes Call Spread was approximately $120 million, which was based upon independent valuations from third-party financial institutions.

3% Concord Convertible Notes

In connection with the acquisition of Concord in June 2005, the Company assumed $86 million in 3% convertible senior notes due 2023. In accordance with the notes’ terms, the Company redeemed (for cash) the notes in full in July 2005.

Other Indebtedness

	March 31,
	2006		2005
	Maximum	Outstanding	Maximum	Outstanding
	Available	Balance	Available	Balance
	(in millions)

International line of credit	$5	$—	$5	$—
Other	—	1	—	1

Note 6 —	Debt (Continued)

International Line of Credit

An unsecured and uncommitted multi-currency line of credit is available to meet short-term working capital needs for the Company’s subsidiaries operating outside the United States. The line of credit is available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between the Company’s subsidiaries and the local bank at the time of each specific transaction. As of March 31, 2006, this line totaled approximately $5 million, of which approximately $3 million was pledged in support of bank guarantees. Amounts drawn under these facilities as of March 31, 2006 were minimal.

In addition to the above facility, the Company’s foreign subsidiaries use guarantees issued by commercial banks to guarantee performance on certain contracts. At March 31, 2006 the aggregate amount of significant guarantees outstanding was approximately $5 million, none of which had been drawn down by third parties.

Other

As of March 31, 2006 and 2005, the Company had various other debt obligations outstanding, which approximated $1 million.

At March 31, 2006, the Company’s senior unsecured notes were rated Ba1, BBB-, and BBB- and were on positive, negative and stable outlook by Moody’s, S&P and Fitch, respectively. In June 2006, the Company’s senior unsecured notes rating remained at Ba1, BBB-, and BBB- by Moody’s, S&P and Fitch, respectively, all with a negative outlook. Subsequent to the announcement of the Company’s delayed filing of the Form 10-K beyond its extended due date of June 29, 2006 and its $2 billion stock buy back program, the agencies changed their ratings on our notes as follows: On June 30, 2006, Moody’s placed the Ba1 ratings of CA under review for possible downgrade; on July 5, 2006, S&P lowered its ratings to BB and placed CA on CreditWatch with negative implications; and on July 10, 2006, Fitch downgraded CA to BB+ with negative outlook.

The Company conducts an ongoing review of its capital structure and debt obligations as part of its risk management strategy. The fair value of the Company’s long-term debt, including the current portion of long-term debt, was $1.96 billion and $2.83 billion at March 31, 2006 and 2005, respectively. The fair value of long-term debt is based on quoted market prices. See also Note 1, “Significant Accounting Policies”.

Interest expense for the fiscal years ended March 31, 2006, 2005, and 2004 was $95 million, $153 million, and $136 million, respectively.

The maturities of outstanding debt are as follows:

	Year Ended March 31,
	2007	2008	2009	2010	2011	Thereafter
	(in millions)

Amount due	$1	$—	$350	$960	$—	$500

Note 7 —	Commitments and Contingencies

The Company leases real estate and certain data processing and other equipment with lease terms expiring through 2023. The leases are operating leases and provide for renewal options and additional rentals based on escalations in operating expenses and real estate taxes. The Company has no material capital leases.

Rental expense under operating leases for facilities and equipment was $199 million, $187 million, and $179 million for the fiscal years ended March 31, 2006, 2005, and 2004, respectively. Rental expense for the fiscal years ended March 31, 2006, 2005, and 2004 includes sublease income of $10 million, $16 million and $29 million, respectively.

Note 7 —	Commitments and Contingencies (Continued)

Future minimum lease payments under non-cancelable operating leases at March 31, 2006, were as follows:

(in millions)

2007	$153
2008	129
2009	97
2010	74
2011	55
Thereafter	197

Total	705
Less income from sublease	(93)

Net minimum operating lease payments	$612

The Company has commitments to invest approximately $3 million in connection with joint venture agreements.

Prior to fiscal year 2001, the Company sold individual accounts receivable under the prior business model to a third party subject to certain recourse provisions. The outstanding principal balance of these receivables subject to recourse approximated $146 million and $183 million as of March 31, 2006 and 2005, respectively.

Stockholder Class Action and Derivative Lawsuits Filed Prior to 2004

The Company, its former Chairman and CEO Charles B. Wang, its former Chairman and CEO Sanjay Kumar, its former Chief Financial Officer Ira Zar, and its Executive Vice President Russell M. Artzt were defendants in one or more stockholder class action lawsuits, filed in July 1998, February 2002, and March 2002 in the United States District Court for the Eastern District of New York (the Federal Court), alleging, among other things, that a class consisting of all persons who purchased the Company’s common stock during the period from January 20, 1998 until July 22, 1998 were harmed by misleading statements, misrepresentations, and omissions regarding the Company’s future financial performance. In addition, in May 2003, a class action lawsuit captioned John A. Ambler v. Computer Associates International, Inc., et al. was filed in the Federal Court. The complaint in this matter, a purported class action on behalf of the Computer Associates Savings Harvest Plan (the CASH Plan) and the participants in, and beneficiaries of, the CASH Plan for a class period running from March 30, 1998, through May 30, 2003, asserted claims of breach of fiduciary duty under the federal Employee Retirement Income Security Act (ERISA). The named defendants were the Company, the Company’s Board of Directors, the CASH Plan, the Administrative Committee of the CASH Plan, and the following current or former employees and/or former directors of the Company: Messrs. Wang; Kumar; Zar; Artzt; Peter A. Schwartz; and Charles P. McWade; and various unidentified alleged fiduciaries of the CASH Plan. The complaint alleged that the defendants breached their fiduciary duties by causing the CASH Plan to invest in Company securities and sought damages in an unspecified amount.

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

Note 7 —	Commitments and Contingencies (Continued)

On August 25, 2003, the Company announced the settlement of all outstanding litigation related to the above-referenced stockholder and derivative actions as well as the settlement of an additional derivative action that had been pending in Delaware. As part of the class action settlement, which was approved by the Federal Court in December 2003, the Company agreed to issue a total of up to 5.7 million shares of common stock to the stockholders represented in the three class action lawsuits, including payment of attorneys’ fees. The Company has completed the issuance of the settlement shares as well as payment of $3.3 million to the plaintiffs’ attorneys in legal fees and related expenses.

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

Following the Audit and Compliance Committee’s preliminary report and at its recommendation, four executives who oversaw the relevant financial operations during the period in question, including Ira Zar, resigned at the Company’s request. On January 22, 2004, one of these individuals pled guilty to federal criminal charges of conspiracy to obstruct justice in connection with the ongoing investigation. On April 8, 2004, Mr. Zar and two other former executives pled guilty to charges of conspiracy to obstruct justice and conspiracy to commit securities fraud in connection with the investigation, and Mr. Zar also pled guilty to committing securities fraud. The SEC filed related actions against each of the four former executives alleging that they participated in a widespread practice that resulted in the improper recognition of revenue by the Company. Without admitting or denying the allegations in the complaints, Mr. Zar and the two other executives each consented to a permanent injunction against violating, or aiding and abetting violations of, the securities laws, and also to a permanent bar from serving as an officer or

Note 7 —	Commitments and Contingencies (Continued)

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

Under the DPA, the Company has agreed to establish a $225 million fund for purposes of restitution to current and former stockholders of the Company, with $75 million to be paid within 30 days of the date of approval of the DPA by the Federal Court, $75 million to be paid within one year after the approval date and $75 million to be paid within 18 months after the approval date. The Company made the first $75 million restitution payment into an interest-bearing account under terms approved by the USAO on October 22, 2004. The Company made the second $75 million restitution payment into an interest-bearing account under terms approved by the USAO on September 22, 2005. The Company made the third and final $75 million restitution payment into an interest-bearing account under terms approved by the USAO on March 22, 2006. Pursuant to the Agreements, the Company proposed and the USAO accepted, on or about November 4, 2004, the appointment of Kenneth R. Feinberg as Fund Administrator. Also, pursuant to the Agreements, Mr. Feinberg submitted to the USAO on or about June  28, 2005, a Plan of Allocation for the Restitution Fund (the Plan). The Plan was approved by the Federal Court on August 18, 2005. The payment of these restitution funds is in addition to the amounts that the Company previously agreed to provide current and former stockholders in settlement of certain private litigation in August 2003 (see “— Stockholder Class Action and Derivative Lawsuits Filed Prior to 2004”). This amount was paid by the Company in December 2004 in shares at a then total value of approximately $174 million.

The Company also agreed, among other things, to take the following actions by December 31, 2005: (1) add a minimum of two new independent directors to its Board of Directors; (2) establish a Compliance Committee of the Board of Directors; (3) implement an enhanced compliance and ethics program, including appointment of a Chief Compliance Officer; (4) reorganize its Finance and Internal Audit Departments; and (5) establish an executive disclosure committee. The reorganization of the Finance Department is in progress and the reorganization of the Internal Audit Department is substantially complete. On December 9, 2004, the Company announced that Patrick J. Gnazzo had been named Senior Vice President, Business Practices, and Chief Compliance Officer, effective January 10, 2005. On February 11, 2005, the Board of Directors elected William McCracken to serve as a new

Note 7 —	Commitments and Contingencies (Continued)

independent director, and also changed the name of the Audit Committee of the Board of Directors to the Audit and Compliance Committee of the Board of Directors and amended the Committee’s charter. On April 11, 2005, the Board of Directors elected Ron Zambonini to serve as a new independent director. On November 11, 2005, the Board of Directors elected Christopher Lofgren to serve as a new independent director. Under the Agreements, the Company has also agreed to the appointment of an Independent Examiner to examine the Company’s practices for the recognition of software license revenue, its ethics and compliance policies and other matters. Under the Agreements, the Independent Examiner also reviews the Company’s compliance with the Agreements and periodically reports findings and recommendations to the USAO, SEC and Board of Directors. On March 16, 2005, the Federal Court appointed Lee S. Richards III, Esq. of Richards Spears Kibbe & Orbe LLP, to serve as Independent Examiner. Mr. Richards will serve for a term of 18 months unless his term of appointment is extended under conditions specified in the DPA. On September 15, 2005, Mr. Richards issued his six-month report concerning his recommendations regarding best practices. On December 15, 2005, March 15, 2006 and June 15, 2006, Mr. Richards issued his first three quarterly reports concerning the Company’s compliance with the DPA.

Under the DPA, the Company is obligated, among other things, to take certain steps to improve internal controls and to reorganize its Finance Department. If the Company has not substantially implemented these and other required reforms for a period of at least two successive quarters before September 30, 2006, the USAO and the SEC may, in their discretion, extend the term of the Independent Examiner. In his Fourth Report dated June 15, 2006, the Independent Examiner expressed the view that, in light of certain internal control issues, which are described in Item 9A of this Form 10-K, including the fact that the Company has not yet hired a new chief financial officer, he is no longer able to conclude that the Company will be able to meet its obligation under the DPA to have improved internal controls and reorganized the Finance Department for two successive quarters prior to September 30, 2006. Consequently, the Company believes that the term of the Independent Examiner may be extended beyond September 30, 2006. Whether the USAO and the SEC will decide to extend the term or take any other action in connection with the DPA will be made by them in their discretion. The Company is continuing to review these matters to determine what further steps it should take to address the internal control issues referenced above.

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

Note 7 —	Commitments and Contingencies (Continued)

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

Additionally, on September 22, 2004, the SEC filed complaints in the Federal Court against Sanjay Kumar and Stephen Richards alleging that they violated Section 17(a) of the Securities Act, Sections 10(b) and 13(b)(5) of the Exchange Act, and Rules 10b-5 and 13b2-1 thereunder. The complaints further alleged that under Section 20(e) of the Exchange Act, Messrs. Kumar and Richards aided and abetted the Company’s violations of Sections 10(b), 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. The complaint seeks to enjoin Messrs. Kumar and Richards from further violations of the Securities Act and the Exchange Act and for disgorgement of gains they received as a result of these violations. On June 14, 2006, Messrs. Kumar and Richards consented to a partial judgment imposing a permanent injunction against them prohibiting them from committing such violations of the federal securities laws in the future and permanently barring them from serving as an officer or director of public companies. The SEC’s claims against Messrs. Kumar and Richards for disgorgement of ill-gotten gains and civil penalties are pending.

On September 23, 2004, the USAO filed, in the Federal Court, a ten-count indictment charging Messrs. Kumar and Richards with conspiracy to commit securities fraud and wire fraud, committing securities fraud, filing false SEC filings, conspiracy to obstruct justice and obstruction of justice. Additionally, Mr. Kumar was charged with one count of making false statements to an agent of the Federal Bureau of Investigation and Mr. Richards was charged with one count of perjury in connection with sworn testimony before the SEC. On or about June 29, 2005, the USAO filed a superseding indictment against Messrs. Kumar and Richards, dropping one count and adding several allegations to certain of the nine remaining counts. On April 24, 2006, Messrs. Kumar and Richards pled guilty to all counts in the superseding indictment filed by the USAO. Sentencing of Messrs. Kumar and Richards is expected to take place on October 12, 2006.

On April 21, 2006, Thomas M. Bennett, the Company’s former Senior Vice President, Business Development, was arrested pursuant to an arrest warrant issued by the Federal Court. The arrest warrant charges Mr. Bennett with three counts of conspiracy to commit obstruction of justice in violation of Title 18, United States Code, Sections 1510(a) and 1505, and Title 18, United States Code, Section 371. On June 21, 2006, Mr. Bennett pled guilty to one count of conspiracy to obstruct justice. Sentencing of Mr. Bennett is currently scheduled to take place on October 12, 2006.

As required by the Agreements, the Company continues to cooperate with the USAO and SEC in connection with their ongoing investigations of the conduct described in the Agreements, including providing documents and other information to the USAO and SEC. The Company cannot predict at this time the outcome of the USAO’s and SEC’s ongoing investigations, including any actions the Company may have to take in response to these investigations.

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

Note 7 —	Commitments and Contingencies (Continued)

Company had previously agreed to provide current and former stockholders in settlement of certain class action litigation commenced against the Company and certain officers and directors in 1998 and 2002 (see “— Stockholder Class Action and Derivative Lawsuits Filed Prior to 2004”) and seeks on behalf of the Company compensatory and consequential damages in an amount no less than $500 million in connection with the USAO and SEC investigations (see “— The Government Investigation”). The Consolidated Complaint also alleges a claim seeking unspecified relief against Messrs. Wang, Kumar, Zar, Kaplan, Rivard, Silverstein, Artzt, D’Amato, Richards, McElroy, McWade, Fernandes, La Blanc, Ranieri, Lorsch, Cron, Schuetze, de Vogel and Woghin for violations of Section 14(a) of the Exchange Act for alleged false and material misstatements made in the Company’s proxy statements issued in 2002 and 2003. The Consolidated Complaint also alleges breach of fiduciary duty by Messrs. Wang, Kumar, Zar, Kaplan, Rivard, Silverstein, Artzt, D’Amato, Richards, McElroy, McWade, Schwartz, Fernandes, La Blanc, Ranieri, Lorsch, Cron, Schuetze, de Vogel, Grasso, Pieper and Woghin. The Consolidated Complaint also seeks unspecified compensatory, consequential and punitive damages against Messrs. Wang, Kumar, Zar, Kaplan, Rivard, Silverstein, Artzt, D’Amato, Richards, McElroy, McWade, Schwartz, Fernandes, La Blanc, Ranieri, Lorsch, Cron, Schuetze, de Vogel, Grasso, Pieper and Woghin based upon allegations of corporate waste and fraud. The Consolidated Complaint also seeks unspecified damages against Ernst & Young LLP and KPMG LLP, for breach of fiduciary duty and the duty of reasonable care, as well as contribution and indemnity under Section 14(a) of the Exchange Act. The Consolidated Complaint requests restitution and rescission of the compensation earned under the Company’s executive compensation plan by Messrs. Artzt, Kumar, Richards, Zar, Woghin, Kaplan, Rivard, Silverstein, Wang, McElroy, McWade and Schwartz. Additionally, pursuant to Section 304 of the Sarbanes-Oxley Act, the Consolidated Complaint seeks reimbursement of bonus or other incentive-based equity compensation received by defendants Wang, Kumar, Schwartz and Zar, as well as alleged profits realized from their sale of securities issued by the Company during the time periods they served as the Chief Executive Officer (Messrs. Wang and Kumar) and Chief Financial Officer (Mr. Zar) of the Company. Although no relief is sought from the Company, the Consolidated Complaint seeks monetary damages, both compensatory and consequential, from the other defendants, including current or former employees and/or directors of the Company, KPMG LLP and Ernst & Young LLP in an amount totaling not less than $500 million.

The consolidated derivative action has been stayed pending resolution of the 60(b) Motions (see “— Stockholder Class Action and Derivative Lawsuits Filed Prior to 2004”). Also, on February 1, 2005, the Company established a Special Litigation Committee of independent members of its Board of Directors to, among other things, control and determine the Company’s response to this litigation. The Special Litigation Committee is continuing to review these matters.

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

Texas Litigation

On August 9, 2004, a petition was filed by Sam Wyly and Ranger Governance, Ltd. against the Company in the District Court of Dallas County, Texas, seeking to obtain a declaratory judgment that plaintiffs did not breach two separation agreements they entered into with the Company in 2002 (the 2002 Agreements). Plaintiffs seek to obtain this declaratory judgment in order to file a derivative suit on behalf of the Company (see “— Derivative Actions Filed in 2004” above). On September 3, 2004, the Company filed an answer to the petition and on September 10, 2004, the Company filed a notice of removal seeking to remove the action to federal court. On February 18, 2005, Mr. Wyly filed a separate lawsuit in the United States District Court for the Northern District of Texas (the Texas Federal Court) alleging that he is entitled to attorneys’ fees in connection with the original litigation filed in Texas. The two actions have been consolidated. On March 31, 2005, the plaintiffs amended their complaint to allege a claim that they were defrauded into entering the 2002 Agreements and to seek rescission of those agreements and damages. The amended complaint in the Ranger Governance litigation seeks rescission of the 2002 Agreements, unspecified compensatory, consequential and exemplary damages and a declaratory judgment that the 2002 Agreements are null and void and that plaintiffs did not breach the 2002 Agreements. On May 11, 2005, the

Note 7 —	Commitments and Contingencies (Continued)

Company moved to dismiss the Texas litigation. On July 21, 2005, the plaintiffs filed a motion for summary judgment. On July 22, 2005, the Texas Federal Court dismissed the latter two motions without prejudice to refiling the motions later in the action. On September 1, 2005, the Texas Federal Court granted the Company’s motion to transfer the action to the Federal Court.

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

In September 2004, two complaints to compel production of the Company’s books and records, including files that have been produced by the Company to the USAO and SEC in the course of their joint investigation of the Company’s accounting practices (see “— The Government Investigation”) were filed by two purported stockholders of the Company in Delaware Chancery Court pursuant to Section 220 of the Delaware General Corporation Law. The first complaint was filed on September 15, 2004, after the Company denied the purported stockholder access to some of the files requested in her initial demand, in particular files that had been produced by the Company to the USAO and SEC during the course of their joint investigation. This complaint concerns the inspection of certain Company documents to determine whether the Company has been involved in obstructing the joint investigation by the USAO and SEC and whether certain Company employees have breached their fiduciary duties to the Company and wasted corporate assets; these individuals include Messrs. Kumar, Wang, Zar, Silverstein, Woghin, Richards, Artzt, Cron, D’Amato, La Blanc, Ranieri, Lorsch, Schuetze, Vieux, Fernandes, de Vogel, Grasso and Goldstein and Ms. Kenny. The Company filed its answer to this complaint on October 15, 2004. On October 11, 2005, the Special Litigation Committee (see “— Derivative Actions Filed in 2004”) moved to stay this action. On December 13, 2005, the Delaware state court denied that motion. The second complaint, filed on September 21, 2004, concerns the inspection of documents related to Mr. Kumar’s compensation, the independence of the Board of Directors and ability of the Board of Directors to sue for return of that compensation. The Company filed its answer to this complaint on October 15, 2004.

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

Note 8 — Income Taxes

The amounts of income (loss) from continuing operations before taxes attributable to domestic and foreign operations are as follows:

	Year Ended March 31,
	2006	2005	2004
		(restated)	(restated)
	(in millions)

Domestic	$(84)	$(208)	$(228)
Foreign	205	241	113

	$121	$33	$(115)

Note 8 — Income Taxes (Continued)

Income tax benefit consists of the following:

	Year Ended March 31,
	2006	2005	2004
		(restated)	(restated)
	(in millions)

Current:
Federal	$108	$50	$135
Federal tax cost of repatriation under the American Jobs Creation Act	55	—	—
State	5	20	19
Foreign	137	129	121

	$305	$199	$275

Deferred:
Federal	$(180)	$(138)	$(225)
Federal tax cost of repatriation under the American Jobs Creation Act	(55)	55	—
State	(32)	(27)	(29)
Foreign	(73)	(82)	(47)

	$(340)	$(192)	$(301)

Total:
Federal	$(72)	$(88)	$(90)
Federal tax cost of repatriation under the American Jobs Creation Act	—	55	—
State	(27)	(7)	(10)
Foreign	64	47	74

	$(35)	$7	$(26)

The (benefit) provision for income taxes is allocated as follows:

	Year Ended March 31,
	2006	2005	2004
		(restated)	(restated)
	(in millions)

Continuing operations	$(35)	$7	$(26)
Discontinued operations	(10)	(1)	36

	$(45)	$6	$10

Note 8 — Income Taxes (Continued)

The tax expense (benefit) from continuing operations is reconciled to the tax expense (benefit) from continuing operations computed at the federal statutory rate as follows:

	Year Ended March 31,
	2006	2005	2004
		(restated)	(restated)
	(in millions)

Tax expense (benefit) at U.S. federal statutory rate	$42	$12	$(40)
Increase in tax expense resulting from:
Nondeductible portion of class action settlement and litigation charge	—	3	10
Federal tax cost of repatriation under the American Jobs Creation Act	—	55	—
U.S. share-based compensation	6	—	6
Effect of international operations, including foreign export benefit and nondeductible share-based compensation	(84)	(72)	(27)
Tax credits	(51)	—	—
Foreign export benefit refund	—	(26)	—
State taxes, net of federal tax benefit	1	5	(5)
Valuation allowance	21	15	22
Other, net	30	15	8

	$(35)	$7	$(26)

Deferred income taxes reflect the impact of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. The tax effects of the temporary differences are as follows:

	Year Ended March 31,
	2006	2005
		(restated)
	(In millions)

Deferred tax assets:
Modified accrual basis accounting	$120	$—
Acquisition accruals	13	12
Share-based compensation	105	138
Restitution fund/class action settlement	1	51
Accrued expenses	85	59
Net operating losses	286	147
Valuation allowance	(154)	(102)
Purchased intangibles amortizable for tax purposes	62	69
Depreciation	28	22
Other	56	40

Total deferred tax assets	602	436

	Year Ended March 31,
	2006	2005
		(restated)
	(In millions)

Note 8 — Income Taxes (Continued)
Deferred tax liabilities:
Modified accrual basis accounting	—	35
Purchased software	76	166
Other intangible assets	150	87
Capitalized development costs	76	60
Foreign unremitted earnings to be repatriated	—	55

Total deferred tax liabilities	302	403

Net deferred tax asset	$300	$33

Worldwide net operating losses (NOLs) totaled approximately $866 million and $451 million as of March 31, 2006 and 2005, respectively. These NOLs expire between 2007 and 2026. In management’s judgment, the total deferred tax assets of $602 million for certain acquisition liabilities, NOLs, and other deferred tax assets, will more likely than not be realized as reductions of future taxable income or by utilizing available tax planning strategies. The valuation allowance increased $52 million and $42 million in March 31, 2006 and 2005, respectively. The change in the valuation allowance primarily relates to acquired NOLs and NOLs in foreign jurisdictions that more likely than not in management’s judgment will not be realized. Additionally, approximately $57 million and $28 million of the valuation allowance as of March 31, 2006 and March 31, 2005, respectively, is attributable to acquired NOLs which are subject to annual limitations under IRS Code Section 382. The valuation allowance related to the acquired NOLs, if realized, will first reduce any remaining goodwill and then any remaining other non-current intangible assets.

The Company is subject to tax in many jurisdictions and a certain degree of estimation is required in recording assets and liabilities related to income taxes. Management believes that adequate provision has been made for any adjustments that may result from tax examinations. The outcome of tax examinations, however, cannot be predicted with certainty as tax matters could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing or inclusion of revenue and expenses or the sustainability of income tax credits for a given audit cycle. The Company has established a liability of $236 million related to these matters. Should any issues addressed in the Company’s tax audits be resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs.

The income tax benefit recorded for the fiscal year ended March 31, 2006 includes benefits of approximately $51 million arising from the recognition of certain foreign tax credits, $18 million arising from international stock based compensation deductions and $66 million arising from foreign export benefits and other international tax rate benefits. Partially offsetting these benefits was a charge of approximately $46 million related to additional tax reserves.

During the fourth quarter of fiscal year 2006, the Company repatriated approximately $584 million from foreign subsidiaries. Total taxes related to the repatriation were approximately $55 million. The repatriation was initially planned in fiscal year 2005 in response to the favorable tax benefits afforded by the American Jobs Creation Act of 2004 (AJCA), which introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided that certain criteria were met. During fiscal year 2005, we recorded an estimate of this tax charge of $55 million based on an estimated repatriation amount up to $500 million. In the first quarter of fiscal year 2006, we recorded a benefit of approximately $36 million reflecting the Department of Treasury and IRS Notice 2005-38 issued on May 10, 2005. In the fourth quarter of fiscal year 2006, the Company finalized its estimates of tax liabilities and determined that an adjustment was necessary and, accordingly, recorded an additional tax charge in the amount of $36 million. As a result of this complex tax matter,

Note 8 — Income Taxes (Continued)

the Company has identified a material weakness in its internal controls over documenting and communicating tax planning strategies. No provision has been made for federal income taxes on the remaining balance of the unremitted earnings of the Company’s foreign subsidiaries since the Company plans to permanently reinvest all such earnings outside the U.S. Unremitted earnings totaled approximately $685 million at March 31, 2006. Determination of the liability associated with these earnings is not practicable.

The income tax expense for the fiscal year ended March 31, 2005 includes a charge of $55 million reflecting the Company’s original estimated cost of repatriating approximately $500 million under the AJCA which was partially offset by a $26 million tax benefit attributable to a refund claim originally made for additional tax benefits associated with prior fiscal years. The Company received a letter from the IRS approving the claim for this refund in September 2004.

In May 2004, the IRS issued Revenue Procedure 2004-34, “Changes in Accounting Periods and In Methods of Accounting,” which grants taxpayers a twelve month deferral for cash received from customers to the extent such receipts were not recognized in revenue for financial statement purposes. Therefore, taxes associated with cash collected from U.S. customers in advance of the ratable recognition of revenue for certain licenses are deferred for up to one year. As a result of implementing this revenue procedure, the Company reduced deferred tax assets and income taxes payable by approximately $73 million and $159 million as of March 31, 2006 and 2005, respectively. Cash paid for income taxes in fiscal year 2005 was approximately $12 million, which was lower than the amount the Company historically pays for incomes taxes primarily due to the new IRS revenue procedure.

Note 9 — Stock Plans

Effective April 1, 2005, the Company adopted, under the modified retrospective basis, the provisions of SFAS No. 123(R), which establishes accounting for share-based awards exchanged for employee services. Under the provisions of SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the award).

The application of the modified retrospective method of SFAS No. 123(R) provides that the financial statements of prior periods are adjusted to reflect the fair value method of expensing share-based compensation for all awards granted on or after April 1, 1995, and accordingly, financial statement amounts for the prior periods presented in this Form 10-K have been restated to reflect the fair value method of expensing share-based compensation, which was materially consistent with the pro-forma disclosures required for those periods by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123).

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

In accordance with SFAS No. 123(R), the Company is required to base initial compensation cost on the estimated number of awards for which the requisite service is expected to be rendered. Historically, and as permitted under SFAS No. 123, the Company chose to record reductions in compensation expense in the periods the awards were forfeited. The cumulative effect on prior periods of the change to an estimated number of awards for which the requisite service is expected to be rendered generated an approximate $1 million credit to the “Selling, general, and administrative” expense line item in the Consolidated Statements of Operations during the first quarter of fiscal year 2006. In addition, as a result of the Company’s adoption of SFAS No. 123(R), an additional deferred tax asset of $51 million was recorded at March 31, 2005.

Note 9 — Stock Plans (Continued)

The Company recognized stock-based compensation in the following line items in the Consolidated Statements of Operations for the periods indicated:

	Year Ended March 31,
	2006	2005	2004
		(restated)	(restated)
	(in millions)

Cost of professional services	$3	$5	$6
Selling, general, and administrative	64	60	77
Product development and enhancements	32	35	43

Share-based compensation expense before tax	99	100	126
Income tax benefit	(28)	(27)	(31)

Net compensation expense	$71	$73	$95

Total unrecognized compensation costs related to non-vested awards, expected to be recognized over a weighted average period of 1.4 years, amounted to $102 million at March 31, 2006.

There were no capitalized share-based compensation costs at March 31, 2006, 2005 or 2004.

Share-based incentive awards are provided to employees under the terms of the Company’s equity compensation plans (the Plans). The Plans are administered by the Compensation and Human Resource Committee of the Board of Directors (the Committee). Awards under the Plans may include at-the-money stock options, premium-priced stock options, restricted stock awards (RSAs), restricted stock units (RSUs), performance share units (PSUs), or any combination thereof. The non-employee members of the Company’s Board of Directors also receive deferred stock units under a separate director compensation plan.

RSAs are stock awards issued to employees that are subject to specified restrictions and a risk of forfeiture. The restrictions typically lapse over a two or three year period. The fair value of the awards is determined and fixed based on the Company’s stock price on the grant date.

RSUs are stock awards that are issued to employees that entitle the holder to receive shares of common stock as the awards vest, typically over a two or three year period. The fair value of the awards is determined and fixed based on the Company’s stock price on the grant date, except that for RSUs not entitled to dividend equivalents, the stock price is reduced by the present value of the expected dividend stream during the vesting period which is calculated using the risk-free interest rate.

PSUs are awards issued under the long-term incentive plan for senior executives where the number of shares ultimately granted to the employee depends on Company performance measured against specified targets and is determined after a one-year or three-year period as applicable, the “1-year and 3-year PSUs”, respectively. The fair value of each award is estimated on the date that the performance targets are established based on the fair value of the Company’s stock, adjusted for dividends as described above for RSUs, and the Company’s estimate of the level of achievement of its performance targets, as described below. The Company is required to recalculate the fair value of issued PSUs each reporting period until they are granted, as defined in SFAS No. 123(R). The adjustment is based on the fair value of the Company’s stock on the reporting period date, adjusted for dividends as described above for RSUs.

Stock options are awards which allow the employee to purchase shares of the Company’s stock at a fixed price. Beginning in fiscal year 2002, stock options are granted at an exercise price equal to or greater than the Company’s stock price on the date of grant. Refer to Note 12, “Restatements” for the discussion of the Company’s prior practice with respect to granting stock options. Awards granted after fiscal year 2000 generally vest one-third per year, become fully vested two or three years from the grant date and have a contractual term of ten years.

Note 9 — Stock Plans (Continued)

Descriptions of the Plans, all of which have been approved by the stockholders, are as follows:

The Company’s 1991 Stock Incentive Plan (the 1991 Plan) provided that stock appreciation rights and/or options, both qualified and non-statutory, to purchase up to 67.5 million shares of common stock of the Company, could be granted to employees (including officers of the Company). Options granted thereunder may be exercised in annual increments commencing one year after the date of grant and become fully exercisable after five years. All options expire 10 years from the date of grant unless otherwise terminated. As of March 31, 2006, no stock appreciation rights were granted under this plan and 70.9 million options have been granted, including options issued that were previously terminated due to employee forfeitures. As of March 31, 2006, all of the 12.6 million options which were outstanding under the 1991 Plan were exercisable. These options are exercisable at $27.00 – $74.69 per share.

The 1993 Stock Option Plan for Non-Employee Directors (the 1993 Plan) provided for nonstatutory options to purchase up to a total of 337,500 shares of common stock of the Company to be available for grant to each member of the Board of Directors who is not otherwise an employee of the Company. Pursuant to the 1993 Plan, the exercise price was the fair market value (FMV) of the shares covered by the option at the date of grant. The option period shall not exceed 10 years, and each option may be exercised in whole or in part on the first anniversary date of its grant. As of March 31, 2006, 222,750 options have been granted under this plan. As of March 31, 2006, all of the 13,500 options which are outstanding under the 1993 Plan are exercisable. These options are exercisable at $32.38 – $51.44 per share.

The 1996 Deferred Stock Plan for Non-Employee Directors (the 1996 Plan) provided for each director to receive annual director fees in the form of deferred shares. As of March 31, 2006, approximately 20,000 deferred shares are outstanding in connection with annual director fees under the 1996 Plan.

The 2001 Stock Option Plan (the 2001 Plan) was effective as of July 1, 2001. The 2001 Plan provides that nonstatutory and incentive stock options to purchase up to 7.5 million shares of common stock of the Company may be granted to select employees and consultants. All options expire 10 years from the date of grant unless otherwise terminated. As of March 31, 2006, 6.5 million options have been granted. These options are exercisable in annual increments commencing one year after the date of grant and become fully exercisable after three years. As of March 31, 2006, all of the 2.7 million options outstanding are exercisable. These options are exercisable at $21.89 per share.

The 2002 Incentive Plan (the 2002 Plan) was effective as of April 1, 2002. The Plan was amended on May 20, 2005. The 2002 Plan provides that annual performance bonuses, long-term performance bonuses, stock options, both non-qualified and incentive, restricted stock, and other equity-based awards to purchase up to 45 million shares of common stock of the Company may be granted to select employees and consultants. In addition, any shares of common stock that were subject to issuance but not awarded under the 2001 Plan are available for issuance under the 2002 Plan. As of March 31, 2006, 2.9 million of such shares were available for future issuance. All options expire 10 years from the date of grant unless otherwise terminated. Options cannot be repriced pursuant to the provisions of the 2002 Plan. As of March 31, 2006, options covering 16.4 million shares have been granted under the 2002 Plan. These options are generally exercisable in annual increments commencing one year after the date of grant and become fully exercisable after three years. As of March 31, 2006, 6.2 million of the 10.7 million options outstanding are exercisable. These options are exercisable at $12.89 – $32.80 per share. As of March 31, 2006, 1.6 million RSAs have been awarded to employees, of which approximately 700,000 shares are unreleased. As of March 31, 2006, 2.0 million RSUs have been awarded to employees, of which 1.7 million are unreleased. As of March 31, 2006, the Company estimates that it will award approximately 700,000 PSUs related to the fiscal year 2006 long-term incentive plan.

The 2002 Compensation Plan for Non-Employee Directors (the 2002 Director Plan) was effective as of July 1, 2002. The 2002 Director Plan provides for each director to receive annual director fees in the form of deferred shares and automatic grants to purchase 6,750 shares of common stock of the Company, up to a total of 650,000 shares to be granted to eligible directors. Pursuant to the 2002 Director Plan, the exercise price was the FMV of a share as of the date of grant. The option period shall not exceed 10 years, and each option may be exercised in whole or in part on the day before the next succeeding annual meeting. As of March 31, 2006, all of the approximately 42,000 options

Note 9 — Stock Plans (Continued)

outstanding under the 2002 Director Plan were exercisable. These options are exercisable at $11.04 – $23.37 per share. As of March 31, 2006 approximately 25,000 deferred shares were outstanding in connection with annual director fees.

The 2003 Compensation Plan for Non-Employee Directors (the 2003 Director Plan) was effective as of August 27, 2003 and amended on August 24, 2005. The 2003 Director Plan provides for each director to receive annual director fees of $150,000, which was amended to $175,000 in August 2005 pursuant to the plan amendment, in the form of deferred shares with an option to elect to receive up to 50% in cash. In addition, certain directors receive an additional annual fee for their work as committee chair. As of March 31, 2006, approximately 91,000 deferred shares are outstanding in connection with annual director fees under the 2003 Director Plan.

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

Equity based compensation granted to senior management employees is apportioned between RSAs, RSUs and stock options. Additionally, under the Company’s long-term incentive plan for fiscal year 2006, which is more fully described in the Company’s proxy statement dated July 26, 2005, senior executives were granted stock options and issued PSUs, under which the senior executives are eligible to receive RSAs or RSUs and unrestricted shares in the future if certain targets are achieved. Each quarter, the Company compares the actual performance the Company expects to achieve with the performance targets. The Committee reduced the number of shares granted under the 1-year PSUs to 75% of the original target. As such, the Company accrued compensation cost based on 75% of the 1-year PSUs initially expected to be earned under the long-term incentive plan. The Company believes its actual performance will not materially deviate from the previously established performance target for the 3-year PSUs. As such, the Company has accrued compensation cost based on 100% of the 3-year PSUs initially expected to be earned under the long-term incentive plan. Compensation cost will continue to be amortized over the requisite service period of the awards. At the conclusion of the performance period for the 3-year PSUs, the number of shares of unrestricted stock issued may vary based upon the level of achievement of the performance targets. The ultimate number of shares issued and the related compensation cost recognized will be based on a comparison of the final performance metrics to the specified targets.

As of March 31, 2006, 4.3 million of the 4.8 million options outstanding related to acquired companies’ stock plans are exercisable at $1.37 – $72.69 per share. Options granted under these acquired companies’ plans become exercisable over periods ranging from one to five years and expire seven to ten years from the date of grant.

Note 9 — Stock Plans (Continued)

The following table summarizes the activity of share options under the Plans:

	Number	Weighted Average
	of Shares	Exercise Price
	(shares in millions)

Outstanding at March 31, 2003	48.2	$28.74
Granted	6.4	27.68
Exercised	(3.9)	14.57
Expired or terminated	(6.9)	36.49

Outstanding at March 31, 2004	43.8	$28.63
Granted	0.8	28.56
Acquired through acquisition	1.4	20.91
Exercised	(3.9)	18.42
Expired or terminated	(8.5)	32.43

Outstanding at March 31, 2005	33.6	$28.50
Granted	2.7	28.59
Acquired through acquisition	2.3	20.62
Exercised	(5.0)	19.63
Expired or terminated	(2.8)	32.29

Outstanding at March 31, 2006	30.8	$28.96

	Number	Weighted Average
	of Shares	Exercise Price
	(shares in millions)

Options exercisable at:
March 31, 2004	26.0	$30.88
March 31, 2005	25.5	29.81
March 31, 2006	25.8	29.27

The following table summarizes share option information as of March 31, 2006:

	Options Outstanding				Options Exercisable
			Weighted				Weighted
			Average	Weighted			Average
Range of		Aggregate	Remaining	Average		Aggregate	Remaining	Weighted
Exercise		Intrinsic	Contractual	Exercise		Intrinsic	Contractual	Average
Prices	Shares	Value	Life	Price	Shares	Value	Life	Exercise Price
(shares and aggregate intrinsic value in millions)

$ 1.37 – $20.00	3.5	$47	6.8 years	$13.58	3.2	$44	6.7 years	$13.54
$20.01 – $30.00	19.1	25	5.3 years	26.23	15.0	24	4.4 years	25.84
$30.01 – $40.00	4.3	—	3.1 years	34.69	3.7	—	2.3 years	35.21
$40.01 – $50.00	1.7	—	1.9 years	47.11	1.7	—	1.9 years	47.11
$50.01 – $74.69	2.2	—	3.3 years	52.04	2.2	—	3.3 years	52.04

	30.8	$72		$28.96	25.8	$68		$29.27

The Company estimates the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R), Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 107, and the Company’s prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123). Key input assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, the risk-free interest rate, and the Company’s dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair

Note 9 — Stock Plans (Continued)

values of the Company’s stock options granted in the fiscal years ended March 31, 2006, 2005, and 2004. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards.

The weighted average fair value at date of grant for options granted in fiscal years 2006, 2005, and 2004 was $15.06, $15.44, and $14.60, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions that were used for option grants in the respective periods are as follows:

	Year Ended March 31,
	2006	2005	2004

Dividend yield	.57%	.28%	.30%
Expected volatility factor(1)	.56	.65	.67
Risk-free interest rate(2)	4.1%	3.6%	3.0%
Expected life (in years)(3)	6.0	4.5	4.5

(1)	Measured using historical daily price changes of the Company’s stock over the respective term of the options and the implied volatility derived from the market prices of the Company’s traded options.

(2)	The risk-free rate for periods within the contractual term of the share options is based on the U.S. Treasury yield curve in effect at the time of grant.

(3)	The expected term is the number of years that the Company estimates, based primarily on historical experience, that options will be outstanding prior to exercise. The increase in expected term in fiscal year 2006 as compared with fiscal year 2005 and 2004 was largely related to a change in the demographics of the recipients of the stock options. In fiscal year 2005, stock options were granted to a broad base of employees. In fiscal year 2006, stock options were primarily granted to executive management who historically hold options longer than the broad base of employees.

The following table summarizes the activity of the RSU’s under the Plans:

		Weighted Average
	Number	Grant Date
	of Shares	Fair Value
	(shares in thousands)

Outstanding at March 31, 2003	106	$52.88
Restricted units granted	—	—
Restricted units released	—	—
Restricted units cancelled	—	—

Outstanding at March 31, 2004	106	$52.88
Restricted units granted	153	29.53
Restricted units released	(53)	28.42
Restricted units cancelled	—	—

Outstanding at March 31, 2005	206	$41.85
Restricted units granted	1,825	27.00
Restricted units released	(11)	52.88
Restricted units cancelled	(198)	27.00

Outstanding at March 31, 2006	1,822	$28.53

Note 9 — Stock Plans (Continued)

The following table summarizes the activity of RSA’s under the Plans (no RSA’s were granted prior to fiscal year 2004):

		Weighted Average
	Number	Grant Date
	of Shares	Fair Value
	(shares in thousands)

Outstanding at March 31, 2003	—	$—
Restricted stock granted	627	26.86
Restricted stock released	—	—
Restricted stock cancelled	—	—

Outstanding at March 31, 2004	627	$26.86
Restricted stock granted	577	25.30
Restricted stock released	(105)	26.96
Restricted stock cancelled	(382)	26.75

Outstanding at March 31, 2005	717	$25.64
Restricted stock granted	354	27.41
Restricted stock released	(302)	26.12
Restricted stock cancelled	(63)	23.51

Outstanding at March 31, 2006	706	$26.51

The total cash received from employees as a result of employee stock option exercises in fiscal years 2006, 2005, and 2004 was approximately $97 million, $73 million, and $57 million, respectively. The Company settles employee stock option exercises with stock held in treasury. The total intrinsic value of options exercised during the fiscal years 2006, 2005 and 2004 was $41 million, $36 million and $45 million, respectively. The tax benefits realized by the Company for stock options exercised during fiscal years 2006, 2005, and 2004 was approximately $19 million, $14 million, and $7 million, respectively. The total intrinsic value of restricted awards released during the fiscal years 2006 and 2005 was $9 million and $4 million, respectively. There were no restricted awards released during fiscal year 2004.

Upon adoption of SFAS No. 123(R), the Company has elected to treat awards with only service conditions and with graded vesting as one award. Consequently, the total compensation expense is recognized ratably over the entire vesting period, so long as compensation cost recognized at any date at least equals the portion of the grant-date value of the award that is vested at that date.

The Company completed its acquisition of Niku during the quarter ended September 30, 2005. Pursuant to the merger agreement, options to purchase Niku common stock were converted (using a ratio of 0.732) into options to purchase approximately 0.8 million shares of the Company’s stock. The weighted average fair value of the options on the date of acquisition was $15.96. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions that were used for option grants were as follows:

Dividend yield	0.58%
Expected volatility factor	0.45
Risk-free interest rate	4.0%
Expected life (in years)	3.8

Refer to Note 2, “Acquisitions, Divestitures, and Restructuring,” for additional information concerning the acquisition of Niku.

The Company completed its acquisition of Concord during the quarter ended June 30, 2005. Pursuant to the merger agreement, options to purchase Concord common stock were converted (using a ratio of 0.626) into options to

Note 9 — Stock Plans (Continued)

purchase approximately 1.5 million shares of the Company’s stock. The weighted average fair value of the options on the date of acquisition was $11.38. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions that were used for option grants were as follows:

Dividend yield	0.59%
Expected volatility factor	0.46
Risk-free interest rate	3.6%
Expected life (in years)	3.2

Refer to Note 2, “Acquisitions, Divestitures, and Restructuring,” for additional information concerning the acquisition of Concord.

In connection with the Company’s acquisition of Netegrity in fiscal year 2005, options to purchase Netegrity common stock were converted (using a ratio of 0.3573) into options to purchase approximately 1.4 million shares of the Company’s stock. The weighted average fair value of the options on the date of acquisition was $20.19. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions that were used for option grants were as follows:

Dividend yield	0.26%
Expected volatility factor	0.67
Risk-free interest rate	3.4%
Expected life (in years)	4.5

Refer to Note 2, “Acquisitions, Divestitures, and Restructuring,” for additional information concerning the acquisition of Netegrity.

The Company maintains the Year 2000 Employee Stock Purchase Plan (the Purchase Plan) for all eligible employees. Consistent with the provisions of SFAS No. 123, the Purchase Plan under SFAS No. 123(R) is considered compensatory. Under the terms of the Purchase Plan, employees may elect to withhold between 1% and 25% of their base pay through regular payroll deductions, subject to Internal Revenue Code limitations. Shares of the Company’s common stock may be purchased at six-month intervals at 85% of the lower of the FMV on the first or last day of each six-month period. During fiscal years 2006, 2005, and 2004, employees purchased approximately 1 million shares each year at average prices of $23.31, $23.38, and $14.63 per share, respectively. As of March 31, 2006, 24 million shares were reserved for future issuance.

The weighted average fair value of the Purchase Plan awards for offering periods commencing in fiscal years 2006, 2005, and 2004 was $5.86, $6.52, and $7.28, respectively. The fair value is estimated on the first date of the offering period using the Black-Scholes option pricing model. The weighted average assumptions that were used for the Purchase Plan shares in the respective periods are as follows:

	Year Ended March 31,
	2006	2005	2004

Dividend yield	.58%	.27%	.33%
Expected volatility factor(1)	.20	.25	.53
Risk-free interest rate(2)	3.9%	2.1%	1.0%
Expected life (in years)(3)	0.5	0.5	0.5

(1)	Expected volatility is measured using historical daily price changes of the Company’s stock over the respective term of the offer period.

(2)	The risk-free rate for periods within the contractual term of the offer period is based on the U.S. Treasury yield curve in effect at the beginning of the offer period.

(3)	The expected term is the offer period.

Under the 1998 Incentive Award Plan (the 1998 Plan), a total of four million Phantom Shares, as defined in the 1998 Plan, were available for grant to certain of the Company’s employees from time to time through March 31, 2003.

Note 9 — Stock Plans (Continued)

Each Phantom Share is equivalent to one share of the Company’s common stock. Vesting, at 20% of the grant amount per annum, was contingent upon attainment of specific criteria, including an annual Target Closing Price (Price) for the Company’s common stock and the participant’s continued employment. The Price was based on the average closing price of the Company’s common stock on the New York Stock Exchange for the 10 days up to and including March 31 of each fiscal year. The Price for the first tranche was met on March 31, 2000 and the Price was not met for any subsequent tranche. Under SFAS No. 123(R), the Company is required to record a non-cash charge over the employment period irrespective of the attainment of the Price for each tranche. However, the Company is required to reverse expense for any shares that were forfeited as a result of a failure to fulfill the service condition. As a result, for the fiscal years ended March 31, 2005 and 2004 the pre-tax non-cash amounts credited to expense were approximately $5 million and $2 million, respectively. There were no such credits for the fiscal year ended March 31, 2006. As of March 31, 2006, approximately 106,000 Phantom Shares have vested and approximately 96,000 were outstanding under the 1998 Plan. The remaining vested shares will be paid out in increments of 20%, 30% and 40% on August 25, 2006, 2007, and 2008, respectively.

Note 10 — Profit-Sharing Plan

The Company maintains a defined contribution plan, the CA, Inc. Savings Harvest Plan (CASH Plan), for the benefit of the U.S. employees of the Company. The CASH Plan is intended to be a qualified plan under Section 401(a) of the Internal Revenue Code of 1986 (the Code), and contains a qualified cash or deferred arrangement as described under Section 401(k) of the Code. Pursuant to the CASH Plan, eligible participants may elect to contribute a percentage of their base compensation. The matching contributions to the CASH Plan totaled approximately $13 million for the fiscal year ended March 31, 2006, and, excluding the discontinued operations of ACCPAC, totaled approximately $12 million for each of the fiscal years ended March 31, 2005 and 2004. In addition, the Company may make discretionary contributions to the CASH Plan. The discretionary contributions to the CASH plan totaled approximately $0 million, $15 million (excluding the discontinued operations of ACCPAC) and $20 million in fiscal years ended March 31, 2006, 2005 and 2004, respectively.

The Company made contributions to international retirement plans of $20 million, $23 million, and $20 million in the fiscal years ended March 31, 2006, 2005, and 2004, respectively.

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

Note 12 — Restatements

(a) The Company conducted an internal review into its historical policies and procedures with respect to the granting of stock options principally from fiscal year 1996 to the present under its stock option plans in effect during this period. Based upon the results of its review, the Company determined that in years prior to fiscal year 2002, it did not communicate stock option grants to individual employees in a timely manner. In fiscal years 1996 through 2001, the Company experienced delays of up to approximately two years from the date that employee stock options were approved by the committee of the Company’s Board of Directors charged with such duties (the “Committee”), to the date such stock option grants were communicated by management to individual employees.

Note 12 — Restatements (Continued)

The Company treated the date of the action by the Committee as the accounting measurement date for determining stock-based compensation expense. However, the Company has determined that the proper accounting measurement date for stock option awards that were not communicated timely to an employee, should have been the date the grant was communicated to an employee, not the date the Committee approved the grant. The grants which were not communicated on a timely basis were made primarily to non-executive employees and this grant practice was changed after fiscal year 2001. The current practice is that a grant is communicated promptly after it is approved by the Committee.

As a result, the Company should have recognized additional non-cash stock-based compensation expense, net of forfeitures, over the vesting periods related to such grants in the prior fiscal years and interim periods of fiscal year 2006 as follows:

	Additional	Additional
Fiscal year	Pre-tax expense	After-tax expense
	(in millions)	(in millions)

Years prior to fiscal year 2002	$165	$78
2002	83	50
2003	50	30
2004	29	16
2005	12	—
2006	3	1

Total cost for all fiscal periods	$342	$175

(b) Based upon the Company’s review of certain software license contract renewals principally in prior periods, the Company has determined that it has understated subscription revenue recorded in prior periods and as a result is restating its results for fiscal years 2005 and 2004 and for the interim periods of fiscal years 2006 and 2005. This restatement reflects a further adjustment to subscription revenue amounts previously restated in the Company’s Annual Report on Form 10-K/A for fiscal year ended March 31, 2005, and filed with the SEC on October 18, 2005.

As discussed further in Note 1, “Significant Accounting Policies”, the Company recognizes revenue ratably on a monthly basis over the term of the respective subscription license agreements. When a contract is cancelled and renewed prior to the expiration of its term, the Company recognizes all future revenue for the arrangement ratably over the new license term. The Company determined that, beginning in fiscal year 2004, it had been systematically understating revenue for certain license agreements which have been cancelled and renewed more than once prior to the expiration of each successive license agreement. This restatement resulted in an increase in subscription revenue of approximately $43 million and $12 million in fiscal years 2005 and 2004, respectively, and approximately $19 million for the first three quarters of fiscal year 2006.

(c) The Company is restating financial results for the third quarter of fiscal year 2006 to reflect approximately $31 million of additional commission expense that should have been recorded in that period. This restatement does not affect previously reported cash flows from operations or financial results for the full fiscal year.

Additionally, while not related to this commission restatement, the Company also identified approximately $14 million in income taxes recorded in the third quarter of fiscal year 2006 associated with foreign taxable income from prior fiscal years. Since the Company is restating the results for the third quarter of fiscal year 2006, as well as prior fiscal periods, the Company has determined that this charge should properly be reflected in the periods to which it related. Accordingly, an adjustment is also being made to decrease income taxes in the third quarter of fiscal year 2006 by approximately $14 million and increase income tax expense primarily in fiscal years 2003 and 2002 by approximately $2 million and $12 million, respectively.

Note 12 — Restatements (Continued)

The following tables summarize the consolidated statements of operations and balance sheets for the periods indicated, giving effect to the restatement adjustments described above: Quarterly information presented is unaudited.

	Year Ended		Year Ended
	March 31, 2005		March 31, 2004
	Previously		Previously
STATEMENT OF OPERATIONS DATA	Reported(1)	Restated	Reported(1)	Restated
	(in millions, except per share data)

Subscription revenue	$2,544	$2,587	$2,101	$2,113
Total revenue	3,560	3,603	3,320	3,332
Cost of professional services	229	230	224	225
Selling, general, and administrative	1,346	1,353	1,300	1,318
Product development and enhancements	704	708	693	703
Total expenses before interest and taxes	3,452	3,464	3,301	3,330
Income from continuing operations before interest and taxes	108	139	19	2
Income (loss) from continuing operations before taxes	2	33	(98)	(115)
Tax expense (benefit)	4	7	(17)	(26)
(Loss) income from continuing operations	(2)	26	(81)	(89)
Net (loss) income	(4)	24	(20)	(28)
Basic (loss) income from continuing operations per share	$(0.01)	$0.04	$(0.14)	$(0.15)
Diluted (loss) income from continuing operations per share	$(0.01)	$0.04	$(0.14)	$(0.15)
Basic net (loss) income per share	$(0.01)	$0.04	$(0.03)	$(0.05)
Diluted net (loss) income from per share	$(0.01)	$0.04	$(0.03)	$(0.05)

	March 31, 2005		March 31, 2004
	Previously		Previously
BALANCE SHEET DATA	Reported(1)	Restated	Reported(1)	Restated
	(in millions)

Trade and installment accounts receivable, net	$721	$776	$1,017	$1,029
Deferred income taxes current	126	106	316	312
Total current assets	4,129	4,164	3,439	3,447
Deferred income taxes non-current	130	209	14	108
Total assets	11,282	11,396	10,760	10,862
Federal, state and foreign income taxes payable	342	356	256	271
Total current liabilities	4,017	4,031	2,797	2,812
Total liabilities	6,340	6,354	5,928	5,943
Additional paid-in capital	4,191	4,444	4,073	4,341
Retained earnings	1,837	1,684	1,888	1,707
Total stockholders’ equity	4,942	5,042	4,832	4,919
Total liabilities and stockholders’ equity	$11,282	$11,396	$10,760	$10,862

(1)	As presented in the Company’s Form 10-K/A for the fiscal year ended March 31, 2005.

Note 12 — Restatements (Continued)

The following tables summarize the unaudited quarterly consolidated statements of operations data for the periods indicated, giving effect to the restatement adjustments described above:

FISCAL YEAR 2006 UNAUDITED QUARTERLY STATEMENT OF OPERATIONS DATA

	June 30		September 30		December 31
	Previously		Previously		Previously
	Reported(1)	Restated	Reported(1)	Restated	Reported(1)	Restated
			(unaudited)
	(in millions, except per share data)

Subscription revenue	$695	$702	$696	$704	$713	$717
Total revenue	920	927	942	950	967	971
Selling, general, and administrative	388	389	382	383	405	405
Product development and enhancements	171	172	179	179	171	171
Commissions, royalties and bonuses	62	62	68	68	87	118
Total expenses before interest and taxes	825	827	892	893	887	918
Income from continuing operations before interest and taxes	95	100	50	57	80	53
Income from continuing operations before taxes	86	91	40	47	68	41
Tax (benefit) expense	(8)	(6)	(1)	1	12	(13)
Income from continuing operations	94	97	41	46	56	54
Net income	$94	$97	$41	$46	$59	$57
Basic income from continuing operations per share	$0.16	$0.17	$0.07	$0.08	$0.09	$0.09
Diluted income from continuing operations per share	$0.15	$0.16	$0.07	$0.08	$0.09	$0.09

(1)	As reported in the Company’s Form 10-Q’s for the applicable periods then ended.

Note 12 — Restatements (Continued)

FISCAL YEAR 2005 UNAUDITED QUARTERLY STATEMENT OF OPERATIONS DATA

	June 30		September 30		December 31		March 31
	Previously		Previously		Previously		Previously
	Reported(1)	Restated	Reported(1)	Restated	Reported(1)	Restated	Reported(1)	Restated
	(unaudited)
	(in millions, except per share data)

Subscription revenue	$604	$611	$621	$631	$650	$663	$669	$682
Total revenue	861	868	865	875	917	930	917	930
Cost of professional services	56	57	54	54	57	57	62	62
Selling, general, and administrative	311	313	342	344	352	354	341	342
Product development and enhancements	174	175	178	179	172	173	180	181
Total expenses before interest and taxes	759	763	1,025	1,028	841	844	827	829
Income (loss) from continuing operations before interest and taxes	102	105	(160)	(153)	76	86	90	101
Income (loss) from continuing operations before taxes	76	79	(184)	(177)	47	57	63	74
Tax expense (benefit)	29	23	(88)	(86)	16	20	47	50
Income (loss) from continuing operations	47	56	(96)	(91)	31	37	16	24
Net income (loss)	$47	$56	$(98)	$(93)	$31	$37	$16	$24
Basic income (loss) from continuing operations per share	$0.08	$0.10	$(0.17)	$(0.16)	$0.05	$0.06	$0.03	$0.04
Diluted income (loss) from continuing operations per share	$0.08	$0.09	$(0.17)	$(0.16)	$0.05	$0.06	$0.03	$0.04

(1)	Derived from the “restated” column of Note 12 of the Consolidated Financial Statements included in the Company’s Form 10-K/A for the fiscal year ended March 31, 2005.

Note 13 — Subsequent Events

In May 2006, the Company announced the acquisition of Cybermation, a privately-held provider of enterprise workload automation solutions, for a total purchase price of approximately $75 million. Cybermation specializes in software and services that modernize traditional job scheduling solutions and simplify the management of complex IT infrastructures. The acquisition extends the Company’s workload automation portfolio, which helps customers unify and simplify their IT environments by automating the scheduling and deployment of workloads across mainframe and distributed systems.

In June 2006, the Board of Directors authorized a new $2 billion common stock repurchase plan for fiscal year 2007 which will replace the prior $600 million common stock repurchase plan. The Company expects to finance the stock repurchase plan through a combination of cash on hand and bank financing.

In June 2006, the Company announced the acquisition of MDY Group International, Inc. (MDY), a provider of enterprise records management software and services. MDY’s solutions help organizations to centrally manage physical and electronic records distributed across the enterprise, regardless of location or origin. The acquisition will help CA customers more easily fulfill their company-wide compliance, corporate governance and legal discovery requirements.

In July 2006, the Company acquired XOsoft, Inc., a privately held company that provided continuous application availability solutions that minimize application downtime and accelerate time to recovery. The acquisition enables CA to offer a complete recovery management solution that allows customers to minimize the risk of data loss, reduce the time spent on backups and expedite recovery of critical business services.

SCHEDULE II

CA, INC.
AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

		Additions/
		(Deductions)
		Charged/	Charged/
	Balance at	(Credited) to	(Credited)		Balance
	Beginning	Costs and	to Other		at End
Description	of Period(1)	Expenses	Accounts(2)	Deductions(3)	of Period
			(in millions)

Allowance for doubtful accounts(4)
Year ended March 31, 2006	$88	$(18)	$—	$(25)	$45
Year ended March 31, 2005	$136	$(25)	$(2)	$(21)	$88
Year ended March 31, 2004	$264	$(53)	$(2)	$(73)	$136

(1)	A reclassification was made to increase the accounts receivable balance by $20 million ($2 million current and $18 million non-current) and the allowance for doubtful accounts by $20 million ($2 million current and $18 million non-current). The reclassification was made to adjust the presentation of a valuation reserve that had previously been netted against the gross accounts receivable. There was no impact to net accounts receivable, current or non-current, due to this reclassification.

(2)	Reserves and adjustments thereto of acquired and divested operations.

(3)	Write-offs of amounts against allowance provided.

(4)	The Company expects the allowance for doubtful accounts to continue to decline as net installment accounts receivable under the prior business model are billed and collected over the remaining life. Under the Company’s Business Model, cash is often received prior to revenue recognition, thus reducing the need to provide for estimated bad debt associated with recorded revenue.