Form 10-Q
period 2006-06-30
CA, INC.
filed 2006-08-14
CIK 356028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2006
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period ended from to
Commission File Number 1-9247
CA, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-2857434

(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

One CA Plaza
Islandia, New York	11749
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑     No ☐.
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding

Common Stock	as of August 8, 2006
par value $0.10 per share	567,685,256

CA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
CA, Inc.
We have reviewed the accompanying consolidated condensed balance sheet of CA, Inc. and subsidiaries as of June 30, 2006, and the related consolidated condensed statements of operations and cash flows for the three-month periods ended June 30, 2006 and 2005. These consolidated condensed financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards established by the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CA, Inc. and subsidiaries as of March 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated July 31, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of March 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
As discussed in Note A to the consolidated condensed financial statements, the Company has restated the consolidated condensed statements of operations and cash flows for the three-month period ended June 30, 2005 to reflect the effects of certain prior period restatements that were previously disclosed in Note 12 of the consolidated financial statements in the Company’s Form 10-K for the fiscal year ended March 31, 2006.
/s/ KPMG LLP
New York, New York
August 14, 2006

Item 1. Consolidated Condensed Financial Statements
CA, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)
(in millions, except share amounts)

	June 30,	March 31,
	2006	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,500	$1,831
Marketable securities	22	34
Trade and installment accounts receivable, net	514	505
Deferred income taxes	263	228
Other current assets	69	50

TOTAL CURRENT ASSETS	2,368	2,648
Installment accounts receivable, due after one year, net	385	449
Property and equipment, net	645	634
Purchased software products, net	383	461
Goodwill, net	5,377	5,308
Deferred income taxes	149	150
Other noncurrent assets	821	788

TOTAL ASSETS	$10,128	$10,438

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt and loans payable	$1	$1
Accounts payable	179	277
Salaries, wages, and commissions	226	292
Accrued expenses and other current liabilities	498	509
Deferred subscription revenue (collected) — current	1,500	1,517
Deferred maintenance revenue	261	250
Taxes payable, other than income taxes payable	47	129
Federal, state, and foreign income taxes payable	331	370
Deferred income taxes	27	32

TOTAL CURRENT LIABILITIES	3,070	3,377
Long-term debt, net of current portion	1,810	1,810
Deferred income taxes	44	46
Deferred subscription revenue (collected) — noncurrent	557	448
Other noncurrent liabilities	76	77

TOTAL LIABILITIES	5,557	5,758

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 10,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock, $0.10 par value, 1,100,000,000 shares authorized; 630,920,596 shares issued	63	63
Additional paid-in capital	4,477	4,495
Retained earnings	1,762	1,750
Accumulated other comprehensive loss	(125)	(134)
Unearned compensation	(4)	(6)
Treasury stock, at cost, 64,028,904 shares and 59,167,446 shares, respectively	(1,602)	(1,488)

TOTAL STOCKHOLDERS’ EQUITY	4,571	4,680

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,128	$10,438

See Notes to the Consolidated Condensed Financial Statements.

CA, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except per share amounts)

	For the Three
	Months Ended
	June 30,
	2006	2005
		(restated)
REVENUE

Subscription revenue	$739	$702
Maintenance	103	107
Software fees and other	24	37
Financing fees	8	14
Professional services	82	67

TOTAL REVENUE	956	927

EXPENSES

Amortization of capitalized software costs	105	113
Cost of professional services	72	60
Selling, general, and administrative	434	389
Product development and enhancements	179	172
Commissions, royalties and bonuses	71	62
Depreciation and amortization of other intangible assets	34	30
Other gains, net	(1)	(3)
Restructuring and other	11	—
Charge for in-process research and development costs	—	4

TOTAL EXPENSES BEFORE INTEREST AND TAXES	905	827

Income before interest and taxes	51	100

Interest expense, net	8	9

Income before income taxes	43	91

Income tax expense (benefit)	8	(6)

NET INCOME	$35	$97

BASIC INCOME PER SHARE	$0.06	$0.17

Basic weighted average shares used in computation	568	587

DILUTED INCOME PER SHARE	$0.06	$0.16

Diluted weighted average shares used in computation	597	612
See Notes to the Consolidated Condensed Financial Statements.

CA, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	For the Three Months
	Ended June 30,
	2006	2005
		(restated)
OPERATING ACTIVITIES:
Net income	$35	$97
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	139	143
Provision for deferred income taxes	(54)	(78)
Non-cash compensation expense related to stock and pension plans	23	31
Non-cash charge for purchased in-process research and development	—	4
Foreign currency transaction gain — before taxes	(1)	(3)
Changes in other operating assets and liabilities:
Decrease in trade and current installment accounts receivable, net	36	160
Decrease in noncurrent installment accounts receivable, net	45	13
Decrease in deferred subscription revenue (collected) — current	(49)	(73)
Increase in deferred subscription revenue (collected) — noncurrent	102	20
Increase (decrease) in deferred maintenance revenue	4	(24)
Decrease in taxes payable, net	(132)	(88)
Decrease in accounts payable, accrued expenses and other	(113)	(56)
Restructuring and other, net	11	—
Changes in other operating assets and liabilities, excluding effects of acquisitions	(92)	(53)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(46)	93

INVESTING ACTIVITIES:
Acquisitions, primarily goodwill, purchased software, and other intangible assets, net of cash acquired	(95)	(324)
Settlements of purchase accounting liabilities	(4)	(3)
Purchases of property and equipment, net	(59)	(28)
Sales of marketable securities	12	179
Increase (decrease) in restricted cash	8	(3)
Capitalized software development costs	(9)	(22)

NET CASH USED IN INVESTING ACTIVITIES	(147)	(201)

FINANCING ACTIVITIES:
Dividends paid	(23)	(24)
Purchases of treasury stock	(157)	(84)
Debt repayments	—	(825)
Exercise of common stock options and other	6	50

NET CASH USED IN FINANCING ACTIVITIES	(174)	(883)

DECREASE IN CASH AND CASH EQUIVALENTS BEFORE EFFECT OF EXCHANGE RATE CHANGES ON CASH	(367)	(991)

Effect of exchange rate changes on cash	36	(62)

DECREASE IN CASH AND CASH EQUIVALENTS	(331)	(1,053)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,831	2,829

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,500	$1,776

See Notes to the Consolidated Condensed Financial Statements.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2006
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
Operating results for the three-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2007. For further information, refer to the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.
The Consolidated Condensed Statements of Operations and Cash Flows for the three-month period ended June 30, 2005 included in this Form 10-Q have been restated to reflect the effects of certain prior period restatements that were previously disclosed in Note 12 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.
The following tables summarize the Consolidated Statements of Operations and Cash Flows for the periods indicated, giving effect to the restatement adjustments described above. Quarterly information presented below is unaudited.
FISCAL YEAR 2006 UNAUDITED QUARTERLY STATEMENT OF OPERATIONS DATA

	For the Three Months
	Ended June 30, 2005
	Previously
	Reported(1)	Restated
	(unaudited)
	(in millions, except per share data)
Subscription revenue (2)	$695	$702
Total revenue	920	927
Selling, general, and administrative	388	389
Product development and enhancements	171	172
Total expenses before interest and taxes	825	827
Income before interest and taxes	95	100
Income before taxes	86	91
Income tax benefit	(8)	(6)
Net income	94	97
Basic income per share	$0.16	$0.17
Diluted income per share	$0.15	$0.16

(1)	As reported in the Company’s Form 10-Q for the period ended June 30, 2005

(2)	As reported in Note A — “Revenue Reclassification” in the Company’s Form 10-Q for the period ended September 30, 2005. The balance was adjusted from $684 million as reported in the Company’s Form 10-Q for the period ended June 30, 2005, in order to conform to quarterly presentation of subscription revenue.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2006
FISCAL YEAR 2006 UNAUDITED QUARTERLY CASH FLOW STATEMENT DATA

	For the Three Months
	Ended June 30, 2005
	Previously
	Reported(1)	Restated
	(unaudited)
	(in millions, except per share data)
Net income	$94	$97
Provision for deferred income taxes	(80)	(78)
Non-cash compensation expense related to stock and pension plans	29	31
Decrease in noncurrent installment accounts receivable, net	$20	$13

(1)	As reported in the Company’s Form 10-Q for the period ended June 30, 2005.
Reclassifications: Certain prior year balances have been reclassified to conform with the current period’s presentation.
Approximately $134 million of current liabilities that were components of “Accounts payable” at March 31, 2006 has been reclassified to “Accrued expenses and other current liabilities” on the Consolidated Condensed Balance Sheet to conform to the June 30, 2006 presentation.
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
Under the Company’s business model, software license agreements include flexible contractual provisions that, among other things, allow customers to receive unspecified future software upgrades for no additional fee. These agreements combine the right to use the software products with maintenance for the term of the agreement. Under these agreements, once all four of the above noted revenue recognition criteria are met, the Company is required to recognize revenue ratably over the term of the license agreement. For license agreements signed prior to October 2000 (the prior business model), once all four of the above noted revenue recognition criteria were met, software license fees were recognized as revenue up-front, and the maintenance fees were deferred and subsequently recognized as revenue over the term of the license.
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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2006
For further information, refer to the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.
Cash Dividends: In June, 2006, the Company’s Board of Directors declared a quarterly cash dividend of $0.04 per share. The dividend totaled approximately $23 million and was paid on June 30, 2006 to stockholders of record on June 19, 2006.
In May 2005, the Company’s Board of Directors declared a quarterly cash dividend of $0.04 per share. The dividend totaled approximately $24 million and was paid on June 30, 2005 to stockholders of record on June 15, 2005.
Statement of Cash Flows: For the three-month periods ended June 30, 2006 and 2005, interest payments were $44 million and $70 million, respectively, and income taxes paid were $129 million and $111 million, respectively. The decrease in interest payments is a result of the decrease in average debt outstanding from the first quarter of fiscal year 2006 to the first quarter of fiscal year 2007.
Derivatives: Derivatives are accounted for in accordance with U.S. GAAP and the Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133). For the quarter ended June 30, 2006, the Company entered into derivative contracts with a total notional value of 30 million euros. The Company entered into these contracts with the intent of mitigating a certain portion of the Company’s euro operating exposure and are part of the Company’s on-going risk management program. These contracts did not qualify for hedging treatment under FAS 133 and did not result in any significant gains or losses for the quarter. As of June 30, 2006, the Company had no derivative contracts outstanding.
NOTE B – COMPREHENSIVE INCOME
Comprehensive income includes unrealized gains and losses on the Company’s available-for-sale securities, net of related taxes, and foreign currency translation adjustments. The components of comprehensive income for the three-month periods ended June 30, 2006 and 2005 are as follows:

	For the Three Months
	Ended June 30,
	2006	2005
		(restated)
	(in millions)
Net income	$35	$97
Foreign currency translation adjustment	9	(43)

Comprehensive income	$44	$54

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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2006

	For the Three Months
	Ended June 30,
	2006	2005
		(restated)
	(in millions, except per share amounts)
Net income	$35	$97
Interest expense associated with Convertible Senior Notes, net of tax	1	1

Numerator in calculation of diluted earnings per share	$36	$98

Weighted average shares outstanding and common share equivalents
Weighted average common shares outstanding	568	587
Weighted average Convertible Senior Note shares outstanding	23	23
Weighted average equity awards outstanding	6	2
Denominator in calculation of diluted earnings per share	597	612

Diluted earnings per share	$0.06	$0.16

NOTE D – ACCOUNTING FOR SHARE-BASED COMPENSATION
Effective April 1, 2005, the Company adopted, under the modified retrospective basis, the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R) (revised 2004), “Share-Based Payment”, which establishes accounting for share-based awards exchanged for employee services. Under the provisions of SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the award).
The Company recognized share-based compensation in the following line items on the Consolidated Condensed Statements of Operations for the periods indicated:

	For the Three Months
	Ended June 30,
	2006	2005
		(restated)
	(in millions)
Cost of professional services	$1	$1
Selling, general, and administrative	13	20
Product development and enhancement	5	10

Share-based compensation expense before tax	19	31
Income tax benefit	5	8

Net compensation expense	$14	$23

The decrease in share-based compensation expense for the three-month period ended June 30, 2006, as compared with the corresponding prior year period was principally the result of (1) awards granted in July 2000 becoming fully amortized in fiscal year 2006, (2) a decrease in expense for performance-based stock units resulting from a decrease in the Company’s stock price as well as a reduction in the anticipated payout percentages and (3) an increase in the Company’s estimated forfeiture rate of share-based awards.
Total unrecognized compensation costs related to non-vested awards, expected to be recognized over a weighted average period of 1.6 years, amounted to $159 million at June 30, 2006.
There were no capitalized share-based compensation costs at June 30, 2006 or 2005.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2006
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
RSUs are stock awards that are issued to employees that entitle the holder to receive shares of common stock as the awards vest, typically over a two- or three-year period. The fair value of the awards is determined and fixed based on the Company’s stock price on the grant date, except that for RSUs not entitled to dividend equivalents, the stock price is reduced by the present value of the expected dividend stream during the vesting period which is calculated using the risk-free interest rate.
PSUs are awards issued under the long-term incentive plan for senior executives where the number of shares ultimately granted to the employee depends on Company performance measured against specified targets and is determined after a one-year or three-year period as applicable, the “1-year and 3-year PSUs”, respectively. The fair value of each award is estimated on the date that the performance targets are established based on the fair value of the Company’s stock, adjusted for dividends as described above for RSUs, and the Company’s estimate of the level of achievement of its performance targets as described below. The Company is required to recalculate the fair value of issued PSUs each reporting period until they are granted, as defined in SFAS No. 123(R). The adjustment is based on the fair value of the Company’s stock on the reporting period date, adjusted for dividends as described above for RSUs.
Stock options are awards which allow the employee to purchase shares of the Company’s stock at a fixed price. Beginning in fiscal year 2002, stock options are granted at an exercise price equal to or greater than the Company’s stock price on the date of grant. Awards granted after fiscal year 2001 generally vest one-third per year, become fully vested two or three years from the grant date and have a contractual term of ten years.
Additional information relating to the Company’s Plans, all of which have been approved by stockholders, are discussed in more detail in Note 9 of the Company’s Financial Statements included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2006.
Under the Company’s long-term incentive program for fiscal year 2007, which is more fully described in a Current Report filed on Form 8-K dated June 26, 2006, senior executives were issued PSUs, under which the senior executives are eligible to receive RSAs or RSUs and unrestricted shares in the future if certain targets are achieved. Each quarter, the Company compares the performance the Company expects to achieve with the performance targets. As of June 30, 2006, the Company believes its actual performance will not materially deviate from the previously established performance target for the fiscal year 2007 1-year and 3-year PSUs. As such, the Company has accrued compensation cost based on 100% of the 1-year and 3-year PSUs initially expected to be earned under the fiscal year 2007 long-term incentive program. Compensation cost will continue to be amortized over the requisite service period of the awards. At the conclusion of the performance period for the fiscal year 2007 1-year and 3-year PSUs, the number of shares of RSAs or RSUs or unrestricted stock, as applicable, issued may vary based upon the level of achievement of the performance targets. The ultimate number of shares issued and the related compensation cost recognized will be based on a comparison of the final performance metrics to the specified targets.
Under the Company’s long-term incentive plan for fiscal year 2006, which is more fully described in the Company’s proxy statement dated July 26, 2005, senior executives were granted stock options and issued PSUs, under which the senior executives are eligible to receive RSAs or RSUs and unrestricted shares in the future if certain targets are achieved. In the first quarter of fiscal year 2007, the Company granted 0.3 million

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2006
RSAs under the 1-year PSU with a weighted average grant date fair value of $21.88. The 3-year PSUs have not yet been granted. Consequently, each quarter, the Company compares the performance the Company expects to achieve with the performance targets for the 3-year PSUs. As of June 30, 2006, the Company has accrued compensation cost based on its current expectation of achievement of approximately 80% of the 3-year PSU awards under the long-term incentive plan. Compensation cost for both the 1-year and 3-year awards will continue to be amortized over the requisite service period of the awards. At the conclusion of the performance period for the 3-year PSUs, the number of shares of unrestricted stock issued may vary based upon the level of achievement of the performance targets. The ultimate number of shares issued and the related compensation cost recognized will be based on a comparison of the final performance metrics to the specified targets.
The Company estimates the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R). Key input assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, the risk-free interest rate, and the Company’s dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the quarters ended June 30, 2006 and 2005. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards.
For the three-month periods ended June 30, 2006 and 2005, the Company issued options covering 0.4 million and 2.5 million shares of common stock, respectively. The decrease in options granted in the first quarter of fiscal year 2007, as compared with the first quarter of fiscal year 2006, was mostly attributable to the timing of the granting of option awards to senior management. In fiscal year 2006, options granted to senior management were made in the first fiscal quarter, whereas in fiscal year 2007, options granted to senior management were made in the second fiscal quarter. Options covering approximately 2 million shares of common stock were granted during the second quarter of fiscal year 2007 through August 7, 2006 at an exercise price equal to the Company's stock price on the date of grant. The weighted average fair value at the date of grant for options granted during the three-month periods ended June 30, 2006 and 2005 was $8.66 and $15.06, respectively. The weighted average assumptions that were used for option grants in the respective periods are as follows:

	For the Three Months
	Ended June 30,
	2006	2005
Dividend yield	.72%	.57%
Expected volatility factor(1)	.41	.56
Risk-free interest rate(2)	4.9%	4.1%
Expected term (in years)(3)	4.5	6.0

(1)	Measured using historical daily price changes of the Company’s stock over the respective expected term of the options and the implied volatility derived from the market prices of the Company’s traded options.

(2)	The risk-free rate for periods within the contractual term of the share options is based on the U.S. Treasury yield curve in effect at the time of grant.

(3)	The expected term is the number of years that the Company estimates, based primarily on historical experience, that options will be outstanding prior to exercise. The decrease in the expected term in fiscal year 2007 as compared with fiscal year 2006 was primarily due to the exclusion of employee exercise behavior related to grants authorized prior to fiscal year 1997, which expired prior to fiscal year 2007, in estimating the expected term in fiscal year 2007.
For the fiscal year 2007 grants, the Company changed its compensation structure toward a greater use of RSAs and a lesser use of RSUs.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2006
For the three-month periods ended June 30, 2006 and 2005, the Company issued restricted stock units covering 0.3 million and 1.8 million shares of common stock, respectively. The weighted average grant date fair market value of these grants was $21.95 and $27.00, respectively.
For the three-month periods ended June 30, 2006 and 2005, the Company issued restricted stock awards of 2.4 million and 0.3 million shares of common stock, respectively. The weighted average grant date fair market value of these grants was $21.92 and $27.29, respectively.
NOTE E – ACCOUNTS RECEIVABLE
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

	June 30,	March 31,
	2006	2006
	(in millions)

Current:
Accounts receivable	$511	$828
Other receivables	82	77
Unbilled amounts due within the next 12 months — prior business model	281	254
Less: Allowance for doubtful accounts	(23)	(25)
Less: Unearned revenue — current	(337)	(629)

Net trade and installment accounts receivable — current	$514	$505

Noncurrent:
Unbilled amounts due beyond the next 12 months — prior business model	444	511
Less: Allowance for doubtful accounts	(20)	(20)
Less: Unearned revenue — noncurrent	(39)	(42)

Net installment accounts receivable — noncurrent	$385	$449

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2006
The components of unearned revenue consist of the following:

	June 30,	March 31,
	2006	2006
	(in millions)

Current:
Unamortized discounts	$38	$44
Unearned maintenance	4	4
Deferred subscription revenue (billed, uncollected)	250	534
Unearned professional services	45	47

Total unearned revenue — current	$337	$629

Noncurrent:
Unamortized discounts	$32	$34
Unearned maintenance	7	8

Total unearned revenue — noncurrent	$39	$42

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
The gross carrying amounts and accumulated amortization for identified intangible assets are as follows:

	As of June 30, 2006
	Gross	Accumulated	Net
	Assets	Amortization	Assets
	(in millions)
Capitalized software:
Purchased	$4,775	$4,392	$383
Internally developed	566	375	191
Other identified intangible assets subject to amortization	650	279	371
Other identified intangible assets not subject to amortization	26	—	26

Total	$6,017	$5,046	$971

	As of March 31, 2006
	Gross	Accumulated	Net
	Assets	Amortization	Assets
	(in millions)
Capitalized software:
Purchased	$4,760	$4,299	$461
Internally developed	558	363	195
Other identified intangible assets subject to amortization	628	266	362
Other identified intangible assets not subject to amortization	26	—	26

Total	$5,972	$4,928	$1,044

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2006
In connection with the acquisition of Cybermation, Inc. (Cybermation) and MDY Group International, Inc. (MDY) during the first quarter of fiscal year 2007, the Company recognized a total of approximately $15 million and $22 million of purchased software and other identified intangible assets subject to amortization, respectively. Refer to Note G, “Acquisitions,” for additional information relating to the Cybermation and MDY acquisitions.
For the first three months of fiscal years 2006 and 2005, amortization of capitalized software costs was $105 million and $113 million, respectively, and amortization of other identified intangible assets was $13 million and $11 million, respectively.
Based on the identified intangible assets recorded through June 30, 2006, annual amortization expense is expected to be as follows:

	Year Ended March 31,
	2007	2008	2009	2010	2011	2012
	(in millions)
Capitalized software:
Purchased	$297	$53	$43	$32	$20	$12
Internally developed	53	49	41	33	22	5
Other identified intangible assets subject to amortization	40	53	53	53	53	32

Total	$390	$155	$137	$118	$95	$49

The carrying value of goodwill was $5.38 billion and $5.31 billion as of June 30, 2006 and March 31, 2006, respectively. During the three-month period ended June 30, 2006, goodwill increased by approximately $72 million as a result of the Company’s first quarter acquisitions. Refer to Note G, “Acquisitions,” for additional information relating to the Cybermation and MDY acquisitions.
NOTE G – ACQUISITIONS
During the first quarter of fiscal year 2007, the Company acquired the following companies for a total cost of approximately $95 million, net of approximately $4 million of cash and cash equivalents acquired:
•	Cybermation, Inc., a privately-held provider of enterprise workload automation solutions.
•	MDY Group International, Inc., a privately-held provider of enterprise records management software and services.
The acquisitions of Cybermation and MDY were accounted for as purchases and accordingly, their results of operations have been included in the Consolidated Condensed Financial Statements since the dates of their acquisitions. Total goodwill recognized in those transactions amounted to approximately $72 million. The allocation of a significant portion of the purchase price to goodwill was predominantly due to the relatively short lives of the developed technology assets; whereby a substantial amount of the purchase price was based on anticipated earnings beyond the estimated lives of the intangible assets. The acquisitions included net deferred tax liabilities of approximately $12 million.
The purchase price allocations for Cybermation and MDY are based upon estimates which may be revised within one year of the date of acquisition as additional information becomes available. It is anticipated that the final purchase price allocation for these acquisitions will not differ materially from their preliminary allocations, respectively.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2006
Accrued acquisition-related costs and changes in these accruals, including additions related to the Company’s acquisitions of Cybermation, MDY and prior years acquisitions were as follows:

	Duplicate
	Facilities and	Employee
	Other Costs	Costs
	(in millions)
Balance as of March 31, 2006	$60	$52
Additions	–	1
Settlements	(3)	(1)
Adjustments	—	—

Balance as of June 30, 2006	$57	$52

The liabilities for duplicate facilities and other costs relate to operating leases, which are actively being renegotiated and expire at various times through 2010, negotiated buyouts of the operating lease commitments, and other contractual liabilities. The liabilities for employee costs relate to involuntary termination benefits. Adjustments, to the corresponding liability and related goodwill accounts, are recorded when obligations are settled at amounts more or less than those originally estimated. The remaining liability balances are included in the “Accrued expenses and other liabilities” line item on the Consolidated Condensed Balance Sheets.
NOTE H — RESTRUCTURING AND OTHER
Fiscal 2006 Restructuring Plan
In July 2005, the Company announced a restructuring plan (the fiscal 2006 plan) to increase efficiency and productivity and to more closely align its investments with strategic growth opportunities. The total cost of the plan is expected to be $100 million. The Company accounted for the individual components of the restructuring plan as follows:
Severance:  The fiscal 2006 plan included a workforce reduction of approximately five percent or 800 positions worldwide. The termination benefits the Company offered in connection with this workforce reduction were substantially the same as the benefits the Company has provided historically for non-performance-based workforce reductions, and in certain countries have been provided based upon statutory minimum requirements. The employee termination obligations incurred in connection with the restructuring plan were provided in accordance with SFAS No. 112, “Employers’ Accounting for Post Employment Benefits, an Amendment of FASB Statements No. 5 and 43.” In certain countries, the Company elected to provide termination benefits in excess of legal requirements subsequent to the initial implementation of the plan. These additional costs have been recognized as incurred in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). The Company incurred approximately $9 million of severance costs during the first quarter of fiscal year 2007 and approximately $45 million since the plan’s inception. The Company anticipates the severance portion of this restructuring plan will cost approximately $60 million and anticipates that the remaining amount will be incurred by the end of fiscal year 2007. Final payment of these amounts is dependent upon settlement with the works councils in certain international locations and the Company’s ability to negotiate lease terminations.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2006
Facilities Abandonment:  The Company recorded the costs associated with lease termination and/or abandonment when the Company ceased to utilize the leased property. Under SFAS 146, the liability associated with lease termination and/or abandonment is measured as the present value of the total remaining lease costs and associated operating costs, less probable sublease income. The Company incurred approximately $1 million of facilities abandonment related costs during the first quarter of fiscal year 2007 and approximately $31 million since the plan’s inception. The Company will accrete its obligations related to the facilities abandonment to the then-present value and, accordingly, will recognize accretion expense as a restructuring expense in future periods. The Company anticipates the facilities abandonment portion of the restructuring plan will cost up to a total of $40 million, and anticipates that the remaining amount will be incurred by the end of fiscal year 2007.
Accrued restructuring costs and changes in these accruals for the fiscal year ended March 31, 2006 were as follows:

		Facilities
	Severance	Abandonment
	(in millions)

Balance at March 31, 2006	$18	$27
Additions	9	1
Payments	(7)	(4)

Balance at June 30, 2006	$20	$24

The liability balance is included in “Accrued expenses and other current liabilities” on the Consolidated Condensed Balance Sheet at June 30, 2006.
Other:
During the first quarter of fiscal year 2007, the Company incurred approximately $1 million in connection with certain DPA related costs (see also note J, “Commitments and Contingencies”).
NOTE I – INCOME TAXES
Income tax expense for the quarter ended June 30, 2006 was $8 million compared with a tax benefit of $6 million for the quarter ended June 30, 2005. For the quarter ended June 30, 2006, the tax provision reflected a net benefit of approximately $7 million, primarily arising from the resolution of certain international tax contingencies. For the quarter ended June 30, 2005, a tax benefit of approximately $36 million was recorded reflecting IRS Notice 2005-38 which permitted the utilization of foreign tax credits in calculating the tax cost of repatriating funds as provided by the American Jobs Creation Act of 2004. This Act introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. The Act, signed into law in October 2004, resulted in an estimated tax charge of $55 million in fiscal year 2005.
NOTE J – COMMITMENTS AND CONTINGENCIES
Certain legal proceedings in which we are involved are discussed in Note 7, “Commitments and Contingencies” to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006 (the Form 10-K), filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Form 10-K.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2006
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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2006
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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2006
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
Under the DPA, the Company has agreed to establish a $225 million fund for purposes of restitution to current and former stockholders of the Company, with $75 million to be paid within 30 days of the date of approval of the DPA by the Federal Court, $75 million to be paid within one year after the approval date and $75 million to be paid within 18 months after the approval date. The Company made the first $75 million restitution payment into an interest-bearing account under terms approved by the USAO on October 22, 2004. The Company made the second $75 million restitution payment into an interest-bearing account under terms approved by the USAO on September 22, 2005. The Company made the third and final $75 million restitution payment into an interest-bearing account under terms approved by the USAO on March 22, 2006. Pursuant to the DPA, the Company proposed and the USAO accepted, on or about November 4, 2004, the appointment of Kenneth R. Feinberg as Fund Administrator. Also, pursuant to the Agreements, Mr. Feinberg submitted to the USAO on or about June 28, 2005, a Plan of Allocation for the Restitution Fund (the Plan). The Plan was approved by the Federal Court on August 18, 2005. The payment of these restitution funds is in addition to the amounts that the Company previously agreed to provide current and former stockholders in settlement of certain private litigation in August 2003 (see “—Stockholder Class Action and Derivative Lawsuits Filed Prior to 2004”). This amount was paid by the Company in December 2004 in shares at a then total value of approximately $174 million.
Under the Agreements, the Company also agreed, among other things, to take the following actions by December 31, 2005: (1) to add a minimum of two new independent directors to its Board of Directors; (2) to establish a Compliance Committee of the Board of Directors; (3) to implement an enhanced compliance and ethics program, including appointment of a Chief Compliance Officer; (4) to reorganize its Finance and Internal Audit Departments; and (5) to establish an executive disclosure committee. The reorganization of the Finance Department is in progress and the reorganization of the Internal Audit Department is substantially complete. On December 9, 2004, the Company announced that Patrick J. Gnazzo had been named Senior Vice President, Business Practices, and Chief Compliance Officer, effective January 10, 2005. On February 11, 2005, the Board of Directors elected William McCracken to serve as a new independent director, and also changed the name of the Audit Committee of the Board of Directors to the Audit and Compliance Committee of the Board of Directors and amended the Committee’s charter. On April 11, 2005, the Board of Directors elected Ron Zambonini to serve as a new independent director. On November 11, 2005, the Board of Directors elected Christopher Lofgren to serve as a new independent

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2006
director. Under the Agreements, the Company has also agreed to the appointment of an Independent Examiner to examine the Company’s practices for the recognition of software license revenue, its ethics and compliance policies and other specified matters. Under the Agreements, the Independent Examiner also reviews the Company’s compliance with the Agreements and periodically reports findings and recommendations to the USAO, SEC and Board of Directors. On March 16, 2005, the Federal Court appointed Lee S. Richards III, Esq. of Richards Spears Kibbe & Orbe LLP, to serve as Independent Examiner. Mr. Richards will serve for a term of 18 months unless his term of appointment is extended under conditions specified in the Agreements. On September 15, 2005, Mr. Richards issued his six-month report concerning his recommendations regarding best practices concerning certain areas specified in the Agreements. On December 15, 2005, March 15, 2006 and June 15, 2006, Mr. Richards issued his first three quarterly reports concerning the Company’s compliance with the Agreements.
Under the Agreements, if at the conclusion of the Independent Examiner’s initial 18-month appointment, less than all recommended reforms (to the extent deemed significant by the USAO and the SEC) have been substantially implemented for at least two successive quarters, or significant exceptions have been noted in the course of the Independent Examiner’s most recent quarterly review, the USAO and the SEC may, in their discretion, extend the term of appointment of the Independent Examiner until such time as all recommended reforms (to the extent deemed significant by the USAO and the SEC) have been substantially implemented for at least two successive quarters, or no significant exceptions have been noted in the course of the Independent Examiner’s most recent quarterly review. In his Fourth Report dated June 15, 2006, the Independent Examiner expressed the view that, in light of certain internal control issues, which are described in Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, he is no longer able to conclude that the Company will be able to meet its obligation under the Agreements to have improved internal controls and reorganized the Finance Department prior to September 16, 2006. Consequently, the Company believes that the term of the Independent Examiner may be extended beyond September 16, 2006. Whether the USAO and the SEC will decide to extend the term or take any other action in connection with the Agreements will be made by them in their discretion. The Company is continuing to review these matters to determine what further steps it should take to address the internal control issues referenced above.
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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2006
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
On April 21, 2006, Thomas M. Bennett, the Company’s former Senior Vice President, Business Development, was arrested pursuant to an arrest warrant issued by the Federal Court. The arrest warrant charges Mr. Bennett with three counts of conspiracy to commit obstruction of justice in violation of Title 18, United States Code, Sections 1510(a) and 1505, and Title 18, United States Code, Section 371. On June 21, 2006, Mr. Bennett pled guilty to one count of conspiracy to obstruct justice. Sentencing of Mr. Bennett is currently scheduled to take place in October 2006.
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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2006
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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2006
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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2006
stay this action. On December 13, 2005, the Delaware state court denied that motion. The second complaint, filed on September 21, 2004, concerns the inspection of documents related to Mr. Kumar’s compensation, the independence of the Board of Directors and ability of the Board of Directors to sue for return of that compensation. The Company filed its answer to this complaint on October 15, 2004.
On August 10, 2006, a purported derivative action was filed in the Federal Court by Charles Federman against certain current or former directors of the Company. The complaint names as individual defendants Messrs. Cron, D’Amato, Fernandes, La Blanc, Lorsch, McCracken, Ranieri, Schuetze, Swainson, Zambonini, Artzt, DeVogel, Grasso and Pieper, and Mss. Unger and Strum Kenny. The Company is named as a nominal defendant. The complaint alleges purported claims against the individual defendants for breach of fiduciary duty, abuse of control, gross mismanagement, corporate waste, and violations of Section 14(a) of the Exchange Act for alleged false and material misstatements made in the Company’s proxy statements issued in 2003, 2004 and 2005. The premise for these purported claims are the disclosures made by the Company in its Annual Report on Form 10-K for the fiscal year ended March 31, 2006, filed on July 31, 2006, concerning the Company’s restatement of prior fiscal periods to reflect additional (a) non-cash, stock-based compensation expense relating to employee stock option grants prior to the Company’s fiscal year 2002, (b) subscription revenue relating to the early renewal of certain license agreements, and (c) sales commission expense that should have been recorded in the third quarter of the Company’s fiscal year 2006. The complaint seeks relief against the individual defendants of an unspecified amount of compensatory damages, equitable relief including an order setting aside the election to the Company’s Board of Directors of defendants D’Amato, Fernandes, La Blanc, Lorsch, McCracken, Ranieri, Schuetze, Swainson, Unger, and Zambonini, an award of plaintiff’s costs and expenses, including reasonable attorneys’ fees, as well as other unspecified damages allegedly sustained by the Company. In the opinion of management, the resolution of this lawsuit is not expected to have a material adverse effect on the financial position of the Company.
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
NOTE K – SUBSEQUENT EVENTS
In July 2006, the Company acquired XOsoft, Inc., a privately held company that provided continuous application availability solutions that minimize application downtime and accelerate time to recovery.
In August 2006, the Company announced a new cost reduction and restructuring plan (the Fiscal 2007 Plan) that is expected to cost approximately $200 million through fiscal year 2008.

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q (Form 10-Q) contains certain forward-looking information relating to CA, Inc. (the “Company,” “Registrant,” “CA,” “we,” “our,” or “us”) that is based on the beliefs of and assumptions made by our management as well as information currently available to management. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” and similar expressions are intended to identify forward-looking information. Such information includes, for example, the statements made under the caption “Outlook” in this MD&A, but also appears in other parts of this Form 10-Q. This forward-looking information reflects our current views with respect to future events and is subject to certain risks, uncertainties, and assumptions, some of which are described below in the section “Risk Factors” and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006 filed with the Securities and Exchange Commission. Should one or more of these risks or uncertainties occur, or should our assumptions prove incorrect, actual results may vary materially from those described in this Form 10-Q as anticipated, believed, estimated, or expected. We do not intend to update these forward-looking statements.
QUARTERLY UPDATE
•	In April 2006, we transitioned our human resources applications worldwide and certain financial and sales processing systems, for our North American operations to SAP, an enterprise resource planning (“ERP”) system. This change in our information system platform for the Company’s financial and operational systems is part of our on-going project to implement SAP at all of the Company’s facilities worldwide, which is expected to be completed over the next few years.

•	In May 2006, we completed the acquisition of Cybermation, a privately-held provider of enterprise workload automation solutions. The acquisition extends the Company’s workload automation portfolio, which helps customers unify and simplify their IT environments by automating the scheduling and deployment of workloads across mainframe and distributed systems.

•	In June 2006, our Board of Directors authorized a $2 billion common stock repurchase plan for fiscal year 2007 which will replace the prior $600 million common stock repurchase plan. We expect to execute the repurchase in two phases in the amount of $1 billion per phase and to finance the stock repurchase plan through a combination of cash on hand and bank financing.

•	In June 2006, we completed the acquisition of MDY Group International, Inc. (MDY), a privately-held provider of enterprise records management software and services. MDY’s solutions help organizations to centrally manage physical and electronic records distributed across the enterprise, regardless of location or origin. The acquisition will help our customers more easily fulfill their company-wide compliance, corporate governance and legal discovery requirements.

•	In June 2006, we announced that James E. Bryant was named Executive Vice President and Chief Administrative Officer of the Company, reporting to our Chief Executive Officer.

•	In July 2006, we acquired XOsoft, Inc., a privately held company that provided continuous application availability solutions that minimize application downtime and accelerate time to recovery. The acquisition enables us to offer a complete recovery management solution that allows customers to minimize the risk of data loss, reduce the time spent on backups and expedite recovery of critical business services.

•	In July 2006, we announced that Nancy E. Cooper was named Executive Vice President and Chief Financial Officer of the Company, reporting to our Chief Executive Officer. Her appointment is expected to be effective on or about August 15, 2006.

•	In August 2006, we announced that Dr. Ajei S. Gopal has joined CA as Senior Vice President and General Manager of the Enterprise Systems Management (ESM) business unit. Mr. Gopal succeeds Al Nugent who was recently appointed our Chief Technology Officer.

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
•	In August 2006, we announced a fiscal year 2007 cost reduction and restructuring plan that is expected to yield approximately $200 million in annualized savings when completed. The plan's objectives include a workforce reduction of approximately 1,700 positions, including 300 positions associated with consolidated joint ventures, and facilities consolidations and other cost reduction initiatives. We expect to incur total pre-tax restructuring charges of approximately $200 million over the 2007 and 2008 fiscal years in connection with the plan.

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
PERFORMANCE INDICATORS
Management uses several quantitative performance indicators to assess our financial results and condition. Each provides a measurement of the performance of our business model and how well we are executing our plan.
Our subscription-based business model is unique among our competitors in the software industry and particularly during the period in which license agreements under our prior business model come up for renewal, it is difficult to compare our results for many of our performance indicators with those of our competitors. The following is a summary of the principal quantitative performance indicators that management uses to review performance:

	For the Three Months
	Ended June 30,			Percent
	2006	2005	Change	Change
	(restated)
	(dollars in millions)
Subscription revenue	$739	$702	$37	5%
Total revenue	$956	$927	$29	3%
Subscription revenue as a percent of total revenue	77%	76%	1%	1%
New deferred subscription value (direct)	$384	$336	$48	14%
New deferred subscription value (indirect)	$49	$43	$6	14%
Weighted average license agreement duration in years (direct)	2.48	2.70	(0.22)	(8%)
Cash (used in) provided by operating activities	$(46)	$93	$(139)	N/	A
Net income	$35	$97	$(62)	(64%)

	June 30,	March 31,		Percent
	2006	2006	Change	Change
	(dollars in millions)
Total cash, cash equivalents, and marketable securities	$1,522	$1,865	$(343)	(18%)
Total debt	$1,811	$1,811	$—	—
Analyses of our performance indicators, including general trends, can be found in the “Results of Operations” and “Liquidity and Capital Resources” sections of this MD&A. The performance indicators discussed below are those that we believe are unique because of our subscription-based business model.
Subscription Revenue — Subscription revenue is the ratable revenue recognized in a period from amounts previously recorded as deferred subscription value. If the weighted average life of our license agreements remains constant, an increase in deferred subscription value will ultimately result in an increase in subscription revenue.
Deferred Subscription Value — Under our business model, the portion of the license contract value that has not yet been earned creates what we refer to as deferred subscription value. As revenue is ratably recognized (evenly on a monthly basis), it is reported as “Subscription revenue” on our Consolidated Condensed Statements of Operations, and the deferred subscription value attributable to that contract is correspondingly reduced. When recognized as revenue, the amount is reported on the “Subscription revenue” line item in our Consolidated Condensed Statements of Operations. If a customer pays for software prior to the recognition of revenue, the amount is reported as a liability entitled “Deferred subscription revenue (collected)” on our Consolidated Condensed Balance Sheets. Customers do not always pay for software in equal annual installments over the life of a license agreement. The amount collected under a license agreement for the next twelve months but not yet recognized as revenue is reported as a liability entitled “Deferred subscription revenue (collected) — current” on our Consolidated Condensed Balance Sheets. The amount paid under a license agreement for periods subsequent to the next twelve months, which will be recognized as revenue on a monthly basis only in those future years, is reported as a liability entitled “Deferred subscription revenue

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(collected) — noncurrent” on our Consolidated Condensed Balance Sheets. The increase or decrease in current payments attributable to periods subsequent to the next twelve months is reported as an operating activity entitled “Deferred subscription revenue (collected) — noncurrent” in our Consolidated Condensed Statements of Cash Flows.
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
New Deferred Subscription Value — New deferred subscription value represents the total incremental value (contract value) of software licenses sold in a period, which will be accounted for under our subscription model of revenue recognition. In the second quarter of fiscal year 2005, we began offering more flexible license terms to our channel partners’ end users, necessitating ratable recognition of revenue for the majority of our indirect business. Prior to July 1, 2004, such channel license revenue had been recorded up-front on a sell-through basis (when a distributor, reseller, or VAR sells the software product to its customers) and reported on the “Software fees and other” line item on the Consolidated Condensed Statements of Operations. New deferred subscription value excludes the value associated with single-year maintenance-only license agreements, license-only indirect sales, and professional services arrangements and does not include that portion of bundled maintenance or unamortized discounts that are converted into subscription revenue upon renewal of prior business model contracts.
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
RESULTS OF OPERATIONS
Revenue:
The following table presents the percentage of total revenue and the percentage of period-over-period dollar change for the revenue line items on our Consolidated Condensed Statements of Operations for the three-month periods ended June 30, 2006 and 2005. These comparisons of past financial results are not necessarily indicative of future results.

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	For the Three Months
	Ended June 30,
	Percentage of		Percentage of
	Total		Dollar
	Revenue		Change
			2006/
	2006	2005	2005
		(restated)
Revenue
Subscription revenue	77%	76%	5%
Maintenance	11%	11%	(4%)
Software fees and other	3%	4%	(35%)
Financing fees	1%	2%	(43%)
Professional services	8%	7%	22%
Total revenue	100%	100%	3%
Total Revenue
Total revenue for the quarter ended June 30, 2006 increased $29 million, or 3%, from the prior year comparable quarter to $956 million. As more fully described below, the increase was primarily due to growth in subscription revenue and professional services revenue. These increases were partly offset by declines in maintenance and software fees and other revenue.
Subscription Revenue
Subscription revenue represents the portion of revenue ratably recognized on software license agreements entered into under our business model. Some of the licenses recorded between October 2000, when our business model was implemented, and the first quarter of fiscal year 2007 continued to contribute to subscription revenue on a monthly, ratable basis. As a result, subscription revenue for the quarter ended June 30, 2006 includes the ratable recognition of contracts recorded in the first quarter of fiscal year 2007, as well as contracts and related renewals recorded between October 2000 and the end of fiscal year 2006, depending on the contract length.
Subscription revenue for the quarter ended June 30, 2006 increased $37 million, or 5%, from the comparable prior year quarter to $739 million. Sales made directly to our end-user customers, which we define as our direct business, contributed approximately $693 million to subscription revenue compared to $671 million in the comparable prior year quarter. The increase was primarily due to increases in new deferred subscription value from acquired products as well as the manner in which we record maintenance revenue under our business model, as described below. Sales made through our channel partners, which we define as our indirect business, contributed approximately $46 million to subscription revenue compared to $31 million in the comparable prior year period primarily due to the continued transition of indirect revenue to the ratable model, which began in the second quarter of fiscal year 2005.
For the quarters ended June 30, 2006 and 2005, we added new deferred subscription value related to our direct business of $384 million and $336 million, respectively. Licenses executed under our business model in the quarters ended June 30, 2006 and 2005 had weighted average durations of 2.48 and 2.70 years, respectively. In addition, we recorded $49 million of new deferred subscription value for the quarter ended June 30, 2006 related to our indirect business, compared to $43 million in the prior year.
Under the prior business model, maintenance revenue was separately identified and was reported on the “Maintenance” line item in the Consolidated Condensed Statements of Operations. Under our business model, maintenance that is bundled with product sales is not separately identified in our customers’ license agreements and therefore is included within the “Subscription revenue” line item in the Consolidated Condensed Statements of Operations. Under the prior business model, financing revenue was also separately identified in the Consolidated Condensed Statements of Operations. Under our business model, financing

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
fees are no longer applicable and the entire contract value is now recognized as subscription revenue over the term of the contract. The quantification of the impact that each of these factors had on the increase in subscription revenue is not determinable.
Maintenance
Maintenance revenue for the quarter ended June 30, 2006 decreased $4 million, or 4%, from the comparable prior year quarter to $103 million. In the first quarter of fiscal year 2007, we recorded approximately $11 million of additional separately identifiable maintenance revenue as a result of acquisitions completed subsequent to the first quarter of fiscal year 2006. After excluding the impact of these acquisitions, the decrease in maintenance revenue is a result of our transition to, and the increased number of license agreements under, our business model, where maintenance revenue, bundled along with license revenue, is reported on the “Subscription revenue” line item on the Consolidated Condensed Statements of Operations. The combined maintenance and license revenue on these types of license agreements is recognized on a monthly basis ratably over the term of the agreement. The quantification of the impact that our transition to the new business model had on maintenance revenue is not determinable since maintenance bundled with software licenses under our business model is not separately identified. The amount of maintenance revenue reported on this line item from our indirect business for the three month periods ended June 30, 2006 and 2005 was $15 million and $13 million, respectively.
Software Fees and Other
Software fees and other revenue consist of revenue related to distribution and OEM channel partners (sometimes referred to as our “indirect” or “channel” revenue) that has been recorded on an up-front sell-through basis, certain revenue associated with acquisitions prior to the transition to our business model, revenue from joint ventures, royalty revenue and other revenue. New deferred subscription value related to acquisitions is initially recorded on the acquired company’s systems generally under a perpetual or up-front model, and is typically converted to our ratable model within the first fiscal year after the acquisition. As these contracts are renewed under our business model, revenue is recognized ratably as subscription revenue on a monthly basis over the term of the agreement.
Software fees and other revenue for the first quarter of fiscal year 2007 decreased $13 million, or 35%, from the comparable prior year quarter to $24 million. This reduction is principally due to a $8 million decline in prior business model revenue, as ratable revenue from new business model contracts was recognized as subscription revenue in the Consolidated Condensed Statements of Operations. Additionally, we experienced declines in indirect revenue of $2 million associated with the transition to our subscription model, as well as revenue from acquisitions and royalties, as compared with the comparable prior year period.
Financing Fees
Financing fees result from the initial discounting to present value of product sales with extended payment terms under the prior business model, which required up-front revenue recognition. This discount initially reduced the related installment accounts receivable and is referred to as “Unamortized discounts.” The related unamortized discount is amortized over the life of the applicable license agreement and is reported as financing fees. Under our business model, additional unamortized discounts are no longer recorded, since we no longer recognize revenue on an up-front basis for sales of products with extended payment terms. As expected, for the quarter ended June 30, 2006, these fees decreased $6 million, or 43%, from the comparable prior year quarter to $8 million. The decrease is attributable to the discontinuance of offering license agreements under the prior business model and is expected to decline to zero over the next several years.

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Professional Services
Professional services revenue for the quarter ended June 30, 2006 increased $15 million, or 22%, from the prior year comparable quarter to $82 million. The increase was attributable to professional service engagements relating to companies acquired subsequent to the first quarter of fiscal year 2006 of approximately $5 million, growth in security software engagements which utilize Access Control and Identity Management solutions, growth in IT Service and Asset Management solutions, and project and portfolio management services tied to Clarity solutions.
Total Revenue by Geography
The following table presents the amount of revenue earned from the United States and international geographic regions and corresponding percentage changes for the three-month periods ended June 30, 2006 and 2005. These comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended June 30,
	(dollars in millions)

					Dollar	Percentage
	2006	%	2005	%	Change	Change
			(restated)
United States	$518	54%	$484	52%	$34	7%
International	438	46%	443	48%	(5)	(1)%

	$956	100%	$927	100%	$29	3%

Revenue in the United States increased by approximately $34 million, or 7%, and was primarily attributable to growth from acquisitions. International revenue declined by approximately $5 million, or approximately 1%, for the first quarter of fiscal year 2007 as compared with the first quarter of fiscal year 2006.
Price changes did not have a material impact on revenue in the first quarter of fiscal year 2007 or on the comparable prior fiscal year period.
Expenses:
The following table presents expenses as a percentage of total revenue and the percentage of period-over-period dollar change for the line items on our Consolidated Condensed Statements of Operations for the three-month periods ended June 30, 2006 and 2005. These comparisons of financial results are not necessarily indicative of future results.

	For the Three Months
	Ended June 30,
	Percentage of		Percentage of
	Total		Dollar
	Revenue		Change
			2006/
	2006	2005	2005
		(restated)
Operating expenses
Amortization of capitalized software costs	11%	12%	(7%)
Cost of professional services	8%	6%	20%
Selling, general, and administrative	45%	42%	12%
Product development and enhancements	19%	19%	4%
Commissions, royalties and bonuses	7%	7%	15%
Depreciation and amortization of other intangible assets	4%	3%	13%
Other gains, net	—	—	(67%)
Restructuring and other	1%	—	N/A
Charge for in-process research and development costs	—	—	(100%)
Total operating expenses	95%	89%	9%
Interest expense, net	1%	1%	(11%)

Note — Amounts may not add to their respective totals due to rounding.

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Amortization of Capitalized Software Costs
Amortization of capitalized software costs consists of the amortization of both purchased software and internally generated capitalized software development costs. Internally generated capitalized software development costs are related to new products and significant enhancements to existing software products that have reached the technological feasibility stage. Amortization of capitalized software costs for the quarter ended June 30, 2006 decreased $8 million, or 7%, from the comparable prior year quarter to $105 million primarily due to certain software costs being fully amortized.
Cost of Professional Services
Cost of professional services consists primarily of the personnel-related costs associated with providing professional services and training to customers. Cost of professional services for the quarter ended June 30, 2006 increased $12 million, or 20%, from the comparable prior year quarter to $72 million primarily as a result of the increases in professional services revenue.
Selling, General and Administrative (SG&A)
SG&A expenses for the quarter ended June 30, 2006 increased $45 million, or 12%, from the comparable prior year quarter to $434 million. The increase was primarily attributable to higher personnel costs of approximately $35 million principally related to recent acquisitions, as well as increases in selling and marketing related costs of approximately $11 million.
Product Development and Enhancements
For the quarter ended June 30, 2006, product development and enhancement expenditures, which include product support, increased $7 million, or 4%, from the comparable prior year quarter to $179 million. For the quarters ended June 30, 2006 and 2005, product development and enhancement expenditures represented approximately 19% of total revenue in each year. During the first quarter of fiscal year 2007, we continued to focus on and invest in product development and enhancements for emerging technologies such as wireless networks and smartphones, as well as a broadening of our enterprise product offerings.
Commissions, Royalties and Bonuses
Commissions, royalties and bonuses for the first quarter of fiscal year 2007 increased $9 million, or 15%, from the comparable prior year quarter to $71 million. The increase was primarily due to higher bonuses resulting from acquisition-related retention payments and an increase in the number of non-sales individuals compensated through annual incentive compensation (bonus) plans. Sales commissions are expensed in the period in which they are earned by employees, which is typically upon the signing of a contract while bonuses are typically estimated and accrued based on projections of full year performance.
Depreciation and Amortization of Other Intangible Assets
Depreciation and amortization of other intangible assets for the quarter ended June 30, 2006 increased $4 million, or 13%, from the comparable prior year quarter to $34 million. The increase in depreciation and amortization of other intangible assets was primarily due to the amortization of intangibles recognized in conjunction with recent acquisitions and the SAP ERP system that went live in April 2006.
Other Gains, Net
Other gains, net include gains and losses attributable to divested assets, certain foreign currency exchange rate fluctuations, and certain other infrequent events. For the quarter ended June 30, 2006, other gains, net decreased $2 million to a reported gain of $1 million.

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Restructuring and Other
We recorded restructuring charges of approximately $10 million for the first quarter of fiscal year 2007 for severance and other termination benefits and facility closures in connection with the fiscal 2006 restructuring plan (FY06 Plan) announced in July 2005. This plan was designed to more closely align our investments with strategic growth opportunities and included a workforce reduction of approximately five percent or 800 positions worldwide. The plan was expected to yield about $75 million in savings on an annualized basis, once the reductions were fully implemented. We anticipate the FY06 Plan will cost up to $100 million. The associated liability balance is included in “Accrued expenses and other current liabilities” on the Consolidated Condensed Balance Sheets. Approximately $1 million of other charges for the first quarter of fiscal year 2007 relate primarily to certain costs in connection with the Company’s Deferred Prosecution Agreement entered into with the United States Attorney’s Office for the Eastern District of New York.
Interest Expense, net
Net interest expense for the first quarter of fiscal year 2007 decreased $1 million, or 11%, as compared to the prior fiscal year first quarter to $8 million. The decrease was primarily due to less interest paid on debt outstanding as we repaid the 6.375% Senior Notes in April 2005. This savings was partially offset by a decrease in our average cash balance during the quarter ended June 30, 2006 as compared to the quarter ended June 30, 2005.
Income Taxes
Income tax expense for the quarter ended June 30, 2006 was $8 million compared with a tax benefit of $6 million for the quarter ended June 30, 2005. For the quarter ended June 30, 2006, the tax provision reflected a net benefit of approximately $7 million, primarily arising from the resolution of certain international tax contingencies. For the quarter ended June 30, 2005, a tax benefit of approximately $36 million was recorded reflecting IRS Notice 2005-38 which permitted the utilization of foreign tax credits in calculating the tax cost of repatriating funds as provided by the American Jobs Creation Act of 2004. This Act introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. The Act resulted in an estimated tax charge of $55 million in the fiscal year ended March 31, 2005.
We are subject to tax in many jurisdictions and a certain degree of estimation is required in recording assets and liabilities related to income taxes. We believe that adequate provision has been made for any adjustments that may result from tax examinations. The outcome of tax examinations, however, cannot be predicted with certainty as tax matters could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing or inclusion of revenue and expenses or the sustainability of income tax credits for a given audit cycle. Should any issues addressed in our tax audits be resolved in a manner not consistent with management’s expectations, we could be required to adjust its provision for income tax in the period such resolution occurs.
LIQUIDITY AND CAPITAL RESOURCES
Cash, cash equivalents and marketable securities totaled $1.52 billion at June 30, 2006, a decrease of $0.35 billion from the March 31, 2006 balance of $1.87 billion.
Sources and Uses of Cash
Cash (used in) generated from operating activities for the quarters ended June 30, 2006 and 2005 was $(46) million and $93 million, respectively. In the first quarter of fiscal year 2007, cash used in operating activities was negatively impacted by a decline in accounts payable, accrued expenses and other current liabilities of approximately $113 million. This decline was primarily related to management’s determination in the fourth quarter of fiscal year 2006 that its payable cycle had exceeded an optimal level and that it should be reduced. Other contributing factors include higher disbursements for commissions as well as a contribution to the CA Savings Harvest Plan, a 401(k) plan, which was not pre-funded in fiscal year 2006.
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

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Under our business model, we can estimate the total amounts to be billed and/or collected at the conclusion of a reporting period. For current business model contracts, amounts we expect to bill within the next fiscal year at June 30, 2006, increased by approximately $5 million to approximately $1.69 billion from the prior year. Amounts we expect to bill for periods after 12 months declined by $34 million to $1.20 billion. These declines are due to a combination of accelerated customer payments and the timing of the renewal of existing contracts. The estimated amounts expected to be collected and a reconciliation of such amounts to the amounts we recorded as accounts receivable are as follows:
Reconciliation of Amounts to be Collected to Accounts Receivable

	June 30,	March 31,
Current:	2006	2006

	(in millions)

Accounts receivable	$511	$828
Other receivables	82	77
Amounts to be billed within the next 12 months — business model	1,685	1,680
Amounts to be billed within the next 12 months — prior business model	281	254
Less: allowance for doubtful accounts	(23)	(25)

Net amounts expected to be collected — current	2,536	2,814

Less:
Unamortized discounts	(38)	(44)
Unearned maintenance	(4)	(4)
Deferred subscription revenue — current, billed	(250)	(534)
Deferred subscription value — current, uncollected	(823)	(476)
Deferred subscription value — noncurrent, uncollected,
Related to current accounts receivable	(862)	(1,204)
Unearned professional services	(45)	(47)

Trade and installment accounts receivable — current, net	514	505

Non-Current:

Amounts to be billed beyond the next 12 months — business model	1,202	1,236
Amounts to be billed beyond the next 12 months — prior business model	444	511
Less: allowance for doubtful accounts	(20)	(20)

Net amounts expected to be collected — noncurrent	1,626	1,727

Less:
Unamortized discounts	(32)	(34)
Unearned maintenance	(7)	(8)
Deferred subscription value — noncurrent, uncollected	(1,202)	(1,236)

Installment accounts receivable — noncurrent, net	385	449

Total accounts receivable, net	$899	$954

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Deferred Subscription Value:	June 30,	March 31,
	2006	2006

	(in millions)
Deferred subscription revenue (collected) — current	$1,500	$1,517
Deferred subscription revenue (collected) — noncurrent	557	448
Deferred subscription revenue current, billed	250	534
Deferred subscription value — current, uncollected	823	476
Deferred subscription value — noncurrent, uncollected, related to current accounts receivable	862	1,204
Deferred subscription value — noncurrent, uncollected	1,202	1,236

Aggregate deferred subscription value balance	$5,194	$5,415

Approximately 10% of the total deferred subscription value balance of approximately $5.19 billion at June 30, 2006 is associated with multi-year contracts signed with the U.S. Federal Government and other U.S. state and local governmental agencies that are generally subject to annual fiscal funding approval and/or may be terminated at the convenience of the government. While funding under these contracts is not assured, we do not believe any circumstances exist which might indicate that such funding will not be approved and paid in accordance with the terms of our contracts. For any contracts with governmental agencies who are first-time customers that are subject to annual fiscal funding approval, we generally do not record the deferred subscription value for the unbilled portion of the contract until the funding is approved. We also receive contracts from non-U.S. governmental agencies that contain similar provisions. The total balance of deferred subscription value related to non-U.S. governmental agencies that may be terminated at the convenience of the agencies is not material to the overall deferred subscription value balance.
First Quarter Comparison — Fiscal Year 2007 versus Fiscal Year 2006
Operating Activities:
Cash used in operating activities was $46 million, representing a decline of approximately $139 million as compared to the comparable prior year period. The decline was driven primarily by higher disbursements to vendors of approximately $90 million and higher payroll related disbursements of approximately $71 million. The higher payroll related disbursements were primarily the result of increased personnel costs from acquisitions as well as higher payments for commissions due to increased commission cost in the fourth quarter in the fiscal year 2006 as compared to the comparable prior year period.
Investing Activities:
Cash used in investing activities for the first quarter of fiscal year 2007 was $147 million as compared to $201 million for the comparable prior year period. The reduction in cash used in investing activities was primarily related to lower amounts paid for acquisitions, net of cash acquired. Partially offsetting this was lower proceeds from the sale of marketable securities.
Financing Activities:
Cash used in financing activities for the quarter ended June 30, 2006 was $174 million compared to $883 million in the comparable prior year period. The reduction relates primarily to the repayment of debt in the prior year, partially offset by an increase in the repurchase of treasury stock.

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Liquidity
As of June 30, 2006 and March 31, 2006, our debt arrangements consisted of the following:

	June 30, 2006		March 31, 2006
	Maximum	Outstanding	Maximum	Outstanding
	Available	Balance	Available	Balance
Debt Arrangements:		(in millions)
6.500% Senior Notes due April 2008	$—	$350	$—	$350
4.750% Senior Notes due December 2009	—	500	—	500
1.625% Convertible Senior Notes due December 2009	—	460	—	460
5.625% Senior Notes due December 2014	—	500	—	500
International line of credit	5	—	5	—
Other	—	1	—	1

Total		$1,811		$1,811

2004 Revolving Credit Facility
In December 2004, we entered into a new unsecured, revolving credit facility (the 2004 Revolving Credit Facility). The maximum committed amount available under the 2004 Revolving Credit Facility is $1 billion, exclusive of incremental credit increases of up to an additional $250 million which are available subject to certain conditions and the agreement of our lenders. The 2004 Revolving Credit Facility expires December 2008 and no amount was drawn as of June 30, 2006 or March 31, 2006. Refer to Note 6, “Debt”, in the Notes to the Company’s Consolidated Financial Statements for fiscal year 2006 in the Form 10-K for additional information.
Borrowings under the 2004 Revolving Credit Facility will bear interest at a rate dependent on our credit ratings at the time of such borrowings and will be calculated according to a base rate or a Eurocurrency rate, as the case may be, plus an applicable margin and utilization fee. Depending on our credit rating at the time of borrowing, the applicable margin can range from 0% to 0.325% for a base rate borrowing and from 0.50% to 1.325% for a Eurocurrency borrowing, and the utilization fee can range from 0.125% to 0.250%. At our current credit ratings in August 2006, the applicable margin would be 0.025% for a base rate borrowing and 1.025% for a Eurocurrency borrowing, and the utilization fee would be 0.125%. In addition, we must pay facility fees quarterly at rates dependent on our credit ratings. The facility fees can range from 0.125% to 0.30% of the aggregate amount of each lender’s full revolving credit commitment (without taking into account any outstanding borrowings under such commitments). At our current credit ratings in August 2006, the facility fee is 0.225% of the aggregate amount of each lender’s revolving credit commitment.
The 2004 Revolving Credit Facility contains customary covenants for transactions of this type, including two financial covenants: (i) for the 12 months ending each quarter-end, the ratio of consolidated debt for borrowed money to consolidated cash flow, each as defined in the 2004 Revolving Credit Facility, must not exceed 3.25 for the quarter ending December 31, 2004 and 2.75 for quarters ending March 31, 2005 and thereafter; and (ii) for the 12 months ending each quarter-end, the ratio of consolidated cash flow to the sum of interest payable on, and amortization of debt discount in respect of, all consolidated debt for borrowed money, as defined in the 2004 Revolving Credit Facility, must not be less than 5.00. In addition, as a condition precedent to each borrowing made under the 2004 Revolving Credit Facility, as of the date of such borrowing, (i) no event of default shall have occurred and be continuing and (ii) we are to reaffirm that the representations and warranties made in the 2004 Revolving Credit Facility (other than the representation with respect to material adverse changes, but including the representation regarding the absence of certain material litigation) are correct. As of August 14, 2006, we are in compliance with these debt covenants.
The Company has announced a $2 billion stock repurchase program to be completed in fiscal year 2007. Depending on how the Company chooses to finance the stock repurchase, the Company’s ability to borrow under the 2004 Revolving Credit Facility could be restricted, unless the Company obtains a waiver from the credit facility lending banks. If necessary, the Company will seek a waiver of the restriction.

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Fiscal Year 1999 Senior Notes
In fiscal year 1999, the Company issued $1.75 billion of unsecured Senior Notes in a transaction pursuant to Rule 144A under the Securities Act of 1933 (Rule 144A). Amounts borrowed, rates, and maturities for each issue were $575 million at 6.25% due April 15, 2003, $825 million at 6.375% due April 15, 2005, and $350 million at 6.5% due April 15, 2008. In April 2005, the Company repaid the $825 million remaining balance of the 6.375% Senior Notes from available cash balances. As of June 30, 2006, $350 million of the 6.5% Senior Notes remained outstanding.
Fiscal Year 2005 Senior Notes
In November 2004, the Company issued an aggregate of $1 billion of unsecured Senior Notes (2005 Senior Notes) in a transaction pursuant to Rule 144A. The Company issued $500 million of 4.75%, 5-year notes due December 2009 and $500 million of 5.625%, 10-year notes due December 2014. The Company has the option to redeem the 2005 Senior Notes at any time, at redemption prices equal to the greater of (i) 100% of the aggregate principal amount of the notes of such series being redeemed and (ii) the present value of the principal and interest payable over the life of the 2005 Senior Notes, discounted at a rate equal to 15 basis points and 20 basis points for the 5-year notes and 10-year notes, respectively, over a comparable U.S. Treasury bond yield. The maturity of the 2005 Senior Notes may be accelerated by the holders upon certain events of default, including failure to make payments when due and failure to comply with covenants in the 2005 Senior Notes. The 5-year notes were issued at a price equal to 99.861% of the principal amount and the 10-year notes at a price equal to 99.505% of the principal amount for resale under Rule 144A and Regulation S. The Company also agreed for the benefit of the holders to register the 2005 Senior Notes under the Securities Act of 1933 pursuant to a registered exchange offer so that the 2005 Senior Notes may be sold in the public market. Because the Company did not meet certain deadlines for completion of the exchange offer, the interest rate on the 2005 Senior Notes increased by 25 basis points as of September 27, 2005 and increased by an additional 25 basis points as of December 26, 2005 since the delay was not cured prior to that date. Upon the earlier to occur of (i) the completion of the exchange offer and (ii) November 18, 2006 (when the 2005 Senior Notes may be sold without restriction under Rule 144), such additional interest on the 2005 Senior Notes will no longer be payable. The Company expects to register the 2005 Senior Notes in the second quarter of fiscal year 2007. The Company used the net proceeds from this issuance to repay debt as described above.
1.625% Convertible Senior Notes
In fiscal year 2003, the Company issued $460 million of unsecured 1.625% Convertible Senior Notes (1.625% Notes), due December 15, 2009, in a transaction pursuant to Rule 144A. The 1.625% Notes are senior unsecured indebtedness and rank equally with all existing senior unsecured indebtedness. Concurrent with the issuance of the 1.625% Notes, we entered into call spread repurchase option transactions to partially mitigate potential dilution from conversion of the 1.625% Notes. For further information, refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2006, Note 6, “Debt”.
3% Concord Convertible Notes
In connection with our acquisition of Concord in June 2005, we assumed $86 million in 3% convertible senior notes due 2023. In accordance with the notes’ terms, we redeemed (for cash) the notes in full in July 2005.
International Line of Credit
An unsecured and uncommitted multi-currency line of credit is available to meet short-term working capital needs for our subsidiaries operating outside the United States. The line of credit is available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of June 30, 2006,

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
this line totaled approximately $5 million and approximately $3 million was pledged in support of bank guarantees. Amounts drawn under these facilities as of June 30, 2006 were minimal.
In addition to the above facility, our foreign subsidiaries use guarantees issued by commercial banks to guarantee performance on certain contracts. At June 30, 2006 the aggregate amount of significant guarantees outstanding was approximately $5 million, none of which had been drawn down by third parties.
Effect of Exchange Rate Changes
There was a $36 million favorable impact to our cash flows in the quarter ended June 30, 2006 predominantly due to the strengthening of the British pound and the euro against the dollar. This is compared to a negative impact of approximately $62 million in the comparable prior year period, which was predominantly due to the weakening of the British pound and the euro against the US dollar.
Other Matters
In June 2006, our senior unsecured notes ratings were rated at Ba1, BBB-, and BBB- by Moody’s, S&P and Fitch, respectively, all with a negative outlook. Following the announcement of the delayed filing of our Form 10-K beyond its extended due date of June 29, 2006 and the announcement of our $2 billion stock buy back program, S&P and Fitch downgraded our ratings to BB and BB+, respectively. As of July 2006, Moody’s placed us under review for possible downgrade, the outlook from Fitch is negative and S&P has placed our notes on CreditWatch with negative implications. On August 2, 2006, Moody’s confirmed our Ba1 rating with negative outlook. Peak borrowings under all debt facilities during the first quarter of fiscal year 2007 totaled approximately $1.81 billion, with a weighted average interest rate of 5.1%.
Capital resource requirements as of June 30, 2006 consisted of lease obligations for office space, equipment, mortgage and loan obligations, our ERP implementation, and amounts due as a result of product and company acquisitions.
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

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
OUTLOOK
This outlook for fiscal year 2007 contains certain forward looking statements and information relating to us that are based on the beliefs and assumptions made by management, as well as information currently available to management. Should business conditions change or should our assumptions prove incorrect, actual results may vary materially from those described below. We do not intend to update these forward looking statements.
This outlook is also premised on the assumption that there will be limited-to-modest improvements in the current economic and IT environments. We also believe that customers will continue to be cautious with their technology purchases.
Our outlook for fiscal year 2007 is to generate revenue of approximately $3.9 billion, earnings per share of approximately $0.44 as calculated on a GAAP basis, and cash generated from operations of $1.3 billion.
This outlook assumes:
•	We will incur approximately $105 million (pre-tax) in non-cash stock-based compensation charges in connection with SFAS No. 123(R) (we incurred approximately $99 million of total stock-based compensation charges in fiscal year 2006);

•	Management will take appropriate actions to reduce commission costs for fiscal year 2007 as compared to fiscal year 2006;

•	Cash generated from operations will be negatively impacted by an additional $200 million in tax payments, higher disbursements due to a decline in the days payables cycle which primarily occurred in the first quarter of fiscal year 2007, and lower collections from contracts with accelerated payment terms; and

•	Our effective tax rate should be approximately 34% in fiscal year 2007.
This outlook has not been adjusted to reflect the $2 billion common stock repurchase plan for fiscal year 2007 or the impact of any related financing activities. This outlook also assumes that the Company will take steps to achieve certain cost savings, including the recently announced fiscal year 2007 restructuring plan. These steps will have related non-operating costs that will have a negative effect on GAAP earnings per share and cash generated from operations, which have not been reflected in the above outlook as the timing of such costs and related payments have not yet been determined.
CRITICAL ACCOUNTING POLICIES AND BUSINESS PRACTICES
A detailed discussion of our critical accounting policies and the use of estimates in applying those policies is included in our Form 10-K for the year ended March 31, 2006. In many cases, a high degree of judgment is required, either in the application and interpretation of accounting literature or in the development of estimates that impact our financial statements. These estimates may change in the future if underlying assumptions or factors change. The following is a summary of the critical accounting policies for which estimates were updated as of June 30, 2006.
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
Under the prior business model, maintenance and license fees were generally combined into a single license agreement. The maintenance portion was deferred and amortized into revenue over the initial license agreement term. Some of these license agreements have not reached the end of their initial terms and, therefore, continue to amortize. This amortization is recorded on the “Maintenance” line item on the Consolidated Condensed Statements of Operations. The deferred maintenance portion, which was optional to the customer, was determined using its fair value based on annual, fixed maintenance renewal rates stated in the agreement. For license agreements entered into under our current business model, maintenance and license fees continue to be combined; however, the maintenance is inclusive for the entire term. We report such combined fees on the “Subscription revenue” line item on the Consolidated Condensed Statements of Operations.
We also record stand-alone maintenance revenue earned from customers who elect optional maintenance. Revenue from such renewals is recognized as maintenance revenue over the term of the renewal agreement.
The “Deferred maintenance revenue” line item on our Consolidated Condensed Balance Sheets principally represents payments received in advance of maintenance services rendered.
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
The 2007 sales commissions plan has been modified and will continue to be evaluated during the current fiscal year. While revised, the plan is still subject to risks similar to those identified in our Annual Report on Form 10-K for fiscal year 2006 including the risk that, as in fiscal year 2006, commissions expense could be higher than anticipated. As set forth below in Item 4, at the end of fiscal year 2006, we had a material weakness in our internal control over financial reporting due to ineffective policies and procedures relating to controls over the accounting for sales commissions. Specifically, we did not effectively estimate, record and monitor our sales commissions and related accruals. While we have started the process of remediating this material weakness, the material weakness in the Company’s internal control over financial reporting related to accounting for commissions persists and has not been fully remediated. Refer to Item 4, “Controls and Procedures”, for additional information on our remediation plans.

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Income Taxes
When we prepare our Consolidated Condensed financial statements, we estimate our income taxes in each of the jurisdictions in which we operate. We record this amount as a provision for taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” This process requires us to estimate our actual current tax liability in each jurisdiction; estimate differences resulting from differing treatment of items for financial statement purposes versus tax return purposes (known as “temporary differences”), which result in deferred tax assets and liabilities; and assess the likelihood that our deferred tax assets and net operating losses will be recovered from future taxable income. If we believe that recovery is not likely, we establish a valuation allowance. We have recognized as a deferred tax asset a portion of the tax benefits connected with losses related to operations. As of June 30, 2006, our gross deferred tax assets, net of a valuation allowance, totaled $625 million. Realization of these deferred tax assets assumes that we will be able to generate sufficient future taxable income so that these assets will be realized. The factors that we consider in assessing the likelihood of realization include the forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets.
Deferred tax assets result from acquisition expenses, such as duplicate facility costs, employee severance and other costs that are not deductible until paid, net operating losses (NOLs) and temporary differences between the taxable cash payments received from customers and the ratable recognition of revenue in accordance with GAAP. The NOLs expire between 2007 and 2026. Additionally, approximately $57 million of the valuation allowance at both June 30, 2006 and March 31, 2006, is attributable to acquired NOLs which are subject to annual limitations under IRS Code Section 382. Future results may vary from these estimates.
We believe that adequate accruals have been made for contingencies related to income taxes, and have classified these in current and long-term liabilities based upon our estimate of when the ultimate resolution of the contingent liability will occur. The ultimate resolution of the contingent liabilities will take place upon the earlier of (i) the settlement date with the applicable taxing authorities or (ii) the date when the tax authorities are statutorily prohibited from adjusting the Company’s tax computations. Any difference between the amount accrued and the ultimate settlement amount if any, will be released to income or recorded as a reduction of goodwill depending upon whether the liability was initially recorded in purchase accounting.
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
Accounting for Business Combinations
The allocation of purchase price for acquisitions requires extensive use of accounting estimates and judgements to allocate the purchase price to the identifiable tangible and intangible assets acquired, including in-process research and development, and liabilities assumed based on their respective fair values.
Product Development and Enhancements
We account for product development and enhancements in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” SFAS No. 86 specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established and assumptions are used that reflect our best estimates. If other assumptions had been used in the current period to estimate technological feasibility, the reported product development and enhancement expense could have been impacted. Annual amortization of capitalized software costs is the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life of the software product, generally estimated to be five years from the date the product reached technological feasibility. The Company amortized capitalized software costs using the straight-line method in fiscal years 2006, and through the first quarter of fiscal year 2007, as anticipated future revenue is projected to increase for several years considering the Company is continuously integrating current software technology into new software products.
Accounting for Share-Based Compensation
We currently maintain share-based compensation plans. We use the Black-Scholes option-pricing model to compute the estimated fair value of certain stock-based awards. The Black-Scholes model includes assumptions regarding dividend yields, expected volatility, expected lives, and risk-free interest rates. These assumptions reflect our best estimates, but these items involve uncertainties based on market and other conditions outside of our control. As a result, if other assumptions had been used, stock-based compensation expense could have been materially impacted. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in future years.
As described in Note D, “Accounting for Share-Based Compensation,” in the Notes to the Consolidated Condensed Financial Statements, performance share units (PSUs) are awards under the long-term incentive plan for senior executives where the number of shares or restricted shares as applicable, ultimately received by the employee depends on Company performance measured against specified targets and will be determined after a three-year or one-year period as applicable. The fair value of each award is estimated on the date that the performance targets

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
are established based on the fair value of the Company’s stock and the Company’s estimate of the level of achievement of its performance targets. The Company is required to recalculate the fair value of issued PSUs each reporting period until they are granted. The adjustment is based on the fair value of the Company’s stock on the reporting period date. Each quarter, the Company compares the actual performance the Company expects to achieve with the performance targets.
Legal Contingencies
We are currently involved in various legal proceedings and claims. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any legal proceeding or claim is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability of a loss and the determination as to whether an exposure is reasonably estimable. Due to the uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending litigation and claims, and may revise our estimates. Such revisions could have a material impact on our results of operations and financial condition. Refer to Note J, “Commitments and Contingencies”, in the Notes to the Consolidated Condensed Financial Statements for a description of our material legal proceedings.
New Accounting Standards
In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance relative to the recognition, derecognition and measurement of tax positions for financial statement purposes. The standard also requires expanded disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this standard on our Consolidated Condensed Financial Statements.

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
As of June 30, 2006, our outstanding debt approximated $1.81 billion, most of which was in fixed rate obligations. If market rates were to decline, we could be required to make payments on the fixed rate debt that would exceed those based on current market rates. Each 25 basis point decrease in interest rates would have an associated annual opportunity cost of approximately $5 million. Each 25 basis point increase or decrease in interest rates would have no material annual effect on variable rate debt interest based on the balances of such debt as of June 30, 2006.
As of June 30, 2006, we did not utilize derivative financial instruments to mitigate the above mentioned interest rate risks.
We offer financing arrangements with installment payment terms in connection with our software license agreements. The aggregate amounts due from customers include an imputed interest element, which can vary with the interest rate environment. Each 25 basis point increase in interest rates would have an associated annual opportunity cost of approximately $9 million.
Foreign Currency Exchange Risk
We conduct business on a worldwide basis through subsidiaries in 46 countries and, as such, a portion of our revenues, earnings, and net investments in foreign affiliates are exposed to changes in foreign exchange rates. We seek to manage our foreign exchange risk in part through operational means, including managing expected local currency revenues in relation to local currency costs and local currency assets in relation to local currency liabilities. In October 2005, the Board of Directors adopted our Risk Management Policy and Procedures, which authorizes us to manage, based on management’s assessment, our risks/exposures to foreign currency exchange rates through the use of derivative financial instruments (e.g., forward contracts, options, swaps) or other means. We have not historically used, and do not anticipate using, derivative financial instruments for speculative purposes.
Derivatives are accounted for in accordance with U.S. Generally Accepted Accounting Principles (GAAP) and the Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). For the first quarter ended June 30, 2006, we entered into derivative contracts with a total notional value of 30 million euros. Derivatives with a notional value of 30 million euros were entered into with the intent of mitigating a certain portion of our euro operating exposure and are part of the Company’s on-going risk management program. Hedge accounting under SFAS No. 133 was not applied to any of the derivatives entered into during the first quarter of the fiscal year ended March 31, 2007. As of June 30, 2006, there were no derivative contracts outstanding. In July 2006, the Company entered into similar derivative contracts as those entered during the quarter ended June 30, 2006 relating to the Company’s operating exposures.
Equity Price Risk
As of June 30, 2006, we had $22 million in investments in marketable equity securities of publicly traded companies. These securities were considered available-for-sale with any unrealized gains or temporary losses deferred as a component of stockholders’ equity.

Item 4:	CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, with participation of the Company’s Chief Executive Officer and acting Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q.
As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, the Company determined that, as of the end of the fiscal year 2006, there were material weaknesses affecting its internal control over financial reporting and, as a result of those material weaknesses, the Company’s disclosure controls and procedures were not effective. As described below, the Company is in the process of remediating those material weaknesses. Consequently, based on the evaluation described above, the Company’s management, including its Chief Executive Officer and acting Chief Financial Officer, have concluded that, as of the end of the first quarter of fiscal year 2007, the Company’s disclosure controls and procedures were not effective.
Changes in internal control over financial reporting
During the first quarter of fiscal year 2007, the Company was engaged in the assessment and evaluation of its internal control over financial reporting for fiscal year 2006 as described below. The Company has made changes to its internal control over financial reporting during the first quarter of fiscal year 2007 that address these material weaknesses as described below.
Changes under the DPA
As previously reported, and as described more fully in Note J, “Commitments and Contingencies” of the Condensed Consolidated Financial Statements of this Form 10-Q, in September 2004 the Company reached agreements with the USAO and SEC by entering into the DPA with the USAO and by consenting to the SEC’s filing of a Final Consent Judgment (Consent Judgment) in the United States District Court for the Eastern District of New York. The DPA requires the Company to, among other things, undertake certain reforms that will affect its internal control over financial reporting. These include implementing a worldwide financial and enterprise resource planning (“ERP”) information technology system to improve internal controls, reorganizing and enhancing the Company’s Finance and Internal Audit Departments, and establishing new records management policies and procedures.
The Company believes that these and other reforms, such as procedures to assure proper recognition of revenue, should enhance its internal control over financial reporting. For more information regarding the DPA, refer to the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2004 and the exhibits thereto, including the DPA. For more information regarding the Company’s compliance with the DPA and the Consent Judgment, refer to the information under the heading “Status of the Company’s Compliance with the Deferred Prosecution Agreement and Final Consent Judgment” in the Company’s definitive proxy materials filed on July 26, 2005 and Note J, “Commitments and Contingencies — The Government Investigation”, in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Changes to remediate material weaknesses
As previously reported in its Annual Report on Form 10-K for fiscal year 2006, the Company determined that, as of the end of fiscal year 2006, there were material weaknesses in its internal control over financial reporting relating to (1) an ineffective control environment due to a lack of effective communication policies and procedures, (2) ineffective policies and procedures relating to controls over the accounting for sales commissions, (3) ineffective policies and procedures relating to the identification, analysis and documentation of non-routine tax matters, (4) ineffective policies and procedures relating to the accounting for and disclosure of stock-based compensation relating to stock options and (5) ineffective policies and procedures designated to identify, quantify and record the impact on subscription revenue when license agreements have been cancelled and renewed more than once prior to the expiration date of each successive license agreement. These material weaknesses in our internal control over financial reporting continue to persist through the current fiscal quarter with the exception of item (iv) above which was remediated during the Company’s first quarter of fiscal year 2007. Accordingly, we plan to implement the procedures and steps noted below to enhance our internal control over financial reporting and our disclosure controls and procedures so as to remediate these weaknesses:
(i) Specific remediation actions planned for fiscal year 2007 with respect to our material weakness in internal control over financial reporting related to an ineffective control environment due to a lack of effective communication policies and procedures include the following:
•	Personnel and organizational changes:
•	Appointment of a new Chief Operating Officer and the appointment of a new Chief Financial Officer expected to be effective on or about August 15, 2006;

•	Realignment of reporting of the Chief Financial Officer from Chief Operating Officer to the Chief Executive Officer;

•	Reorganization of the Sales Function including:
•	Elimination of the position Executive Vice President Worldwide Sales, and establishment of direct reporting of the field sales organization to the Chief Operating Officer;

•	Appointment of a Senior Vice President Sales Operations with direct reporting to the Chief Operating Officer;
•	Implementation of recurring meetings with representation from key departments including legal, finance, operations and human resources to address operating and financial performance, as well as the identification, tracking and communication of information of potential significance to financial reporting and disclosure issues; and

•	Provision of focused training relating to ethics, the Company’s Code of Conduct and its core values.
(ii) Specific remediation actions planned for fiscal year 2007 with respect to our material weakness in internal control over financial reporting related to accounting for sales commissions include the following:
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
(iii) Specific remediation actions planned for fiscal year 2007 with respect to our material weakness in internal control over financial reporting related to the identification, analysis and documentation of non-routine tax matters include the following:
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
(iv) With respect to our material weakness in internal control over financial reporting related to the accounting for and disclosure of stock-based compensation relating to stock options issued prior to fiscal year 2002 included the development and implementation of policies and procedures beginning in fiscal year 2002 which have resulted in the timely communication of stock option grants to employees. During the first quarter of fiscal year 2007, the Company implemented procedures that resulted in the proper recognition and disclosure of stock-based compensation expense for stock options issued prior to fiscal year 2002. Accordingly, no further remediation is deemed necessary with respect to this material weakness.
(v) Specific remediation actions planned for fiscal year 2007 with respect to our material weakness in internal control over financial reporting related to accounting for subscription revenue when license agreements have been cancelled and renewed more than once prior to the expiration date of each successive license agreement include the following:
•	Formalization of policies and procedures, as well as provision of training, on the identification, quantification and recording of the impact on subscription revenue of such license agreements.
With the exception of item (iv) above, the remediation of the material weaknesses described above is ongoing and the Company intends to continue implementing the steps listed above under the belief that our efforts, when fully implemented, will be effective in remediating such material weaknesses. Moreover, management will continue to monitor the results of the remediation activities and test the new controls as part of our review of our internal control over financial reporting for fiscal year 2007. We expect that the material weaknesses referenced above will be fully remediated by the end of fiscal year 2007.
Other changes in internal controls over financial reporting
In the first quarter of fiscal year 2007, the Company began migrating certain financial and sales processing systems to SAP, an enterprise resource planning (“ERP”) system, at its North American operations. This change in information system platform for the Company’s financial and operational systems is part of its on-going project to implement SAP at all of the Company’s facilities worldwide, which is expected to be completed over the next few years. In connection with the SAP implementation, the Company is updating its internal control over financial reporting, as necessary, to accommodate modifications to its business and accounting procedures. The Company believes it is taking the necessary precautions to ensure that the transition to the new ERP system will not have a negative impact on its internal control environment.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Refer to Note J, “Commitments and Contingencies”, in the Notes to the Consolidated Condensed Financial Statements for information regarding legal proceedings.
Item 1a. RISK FACTORS
Current and potential stockholders should consider carefully the risks factors described in more detail in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006. We believe that as of June 30, 2006, there has been no material change to this information. Any of these factors, or others, many of which are beyond our control, could negatively affect our revenue, profitability and cash flow.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth, for the months indicated, our purchases of common stock in the first quarter of fiscal year 2007:

				Approximate
			Total Number	Dollar Value of
			of Shares	Shares that
			Purchased as	May Yet Be
	Total Number	Average	Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans
Period	Purchased	per Share	or Programs	or Programs
	(in thousands, except average price paid per share)
April 1, 2006 — April 30, 2006	1,750	$26.47	1,750	$553,641
May 1, 2006 — May 31, 2006	3,105	23.65	3,105	$480,142
June 1, 2006 — June 30, 2006	1,717	21.41	1,717	$443,347

Total	6,572		6,572

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
In March 2006, we announced that our Board of Directors had authorized a $600 million common stock repurchase plan for fiscal year 2007, beginning April 1, 2006. The plan called for quarterly common stock buybacks of $150 million, which were to be made in the open market or in private transactions.
In June 2006, our Board of Directors authorized a $2 billion common stock repurchase plan for fiscal year 2007 which will replace the prior $600 million common stock repurchase plan. As of June 30, 2006, approximately $443 million were available to be repurchased under our buyback program. The program has no expiration date.

Item 6. EXHIBITS

Regulation S-K
Exhibit Number
10.1	Amended and Restated CA, Inc. Executive Deferred Compensation Plan, effective April 1, 2006.	Previously filed as Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, and incorporated herein by reference.

10.2	Form of Deferral Election.	Previously filed as Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, and incorporated herein by reference.

10.3	Agreement, effective as of April 1, 2006, between the Company and Jeff Clarke.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 4, 2006, and incorporated herein by reference.

10.4	Amended and restated employment agreement, dated June 27, 2006, between the Company and Mike Christenson.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 26, 2006, and incorporated herein by reference.

10.5	Employment agreement, dated June 28, 2006, between the Company and James Bryant.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 26, 2006, and incorporated herein by reference.

10.6	Form of RSU Award Certificate.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 2, 2006, and incorporated herein by reference.

10.7	Form of RSU Award Certificate (Employment Agreement).	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 2, 2006, and incorporated herein by reference.

10.8	Form of Restricted Stock Award Certificate.	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 2, 2006, and incorporated herein by reference.

10.9	Form of Restricted Stock Award Certificate (Employment Agreement).	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated June 2, 2006, and incorporated herein by reference.

10.10	Form of Non-Qualified Stock Option Award Certificate.	Previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated June 2, 2006, and incorporated herein by reference.

10.11	Form of Non-Qualified Stock Option Award Certificate (Employment Agreement).	Previously filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K dated June 2, 2006, and incorporated herein by reference.

10.12	Form of Incentive Stock Option Award Certificate.	Previously filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K dated June 2, 2006, and incorporated

Regulation S-K
Exhibit Number
herein by reference.

10.13	Form of Incentive Stock Option Award Certificate (Employment Agreement).	Previously filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K dated June 2, 2006, and incorporated herein by reference.

10.14	CA, Inc. Change in Control Severance Policy.	Previously filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, and incorporated herein by reference.

10.15	Separation Agreement and General Claims Release, dated as of July 24, 2006, between CA, Inc. and Gregory Corgan.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 24, 2006, and incorporated herein by reference.

10.16	Employment Agreement, dated as of July 31, 2006, between CA, Inc. and Kenneth V. Handal.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 27, 2006, and incorporated herein by reference.

10.16	Employment Agreement, dated as of August 1, 2006, between CA, Inc. and Nancy Cooper.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 27, 2006, and incorporated herein by reference.

15	Accountants’ acknowledgement letter.	Filed herewith.

31.1	Certification of the CEO pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the CFO pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

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

Dated: August 14, 2006