Form 10-Q
period 2006-09-30
CA, INC.
filed 2006-11-03
CIK 356028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐       No ☑.
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding

Common Stock par value $0.10 per share	as of October 31, 2006 526,535,801

CA, INC., AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
CA, Inc.
We have reviewed the accompanying consolidated condensed balance sheet of CA, Inc. and subsidiaries as of September 30, 2006, the related consolidated condensed statements of operations for the three-month and six-month periods ended September 30, 2006 and 2005, and the consolidated condensed statements of cash flows for the six-month periods ended September 30, 2006 and 2005. These consolidated condensed financial statements are the responsibility of the Company’s management.
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
As discussed in Note A to the consolidated condensed financial statements, the Company has restated the consolidated condensed statements of operations for the three-month and six-month periods ended September 30, 2005 and the consolidated condensed statement of cash flows for the six-month period ended September 30, 2005 to reflect the effects of certain prior period restatements that were previously disclosed in Note 12 of the consolidated financial statements in the Company’s Form 10-K for the fiscal year ended March 31, 2006.
/s/ KPMG LLP
New York, New York
November 3, 2006

Item 1. Consolidated Condensed Financial Statements.
CA, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)
(in millions)

	September 30,	March 31,
	2006	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,295	$1,831
Marketable securities	—	34
Trade and installment accounts receivable, net	422	505
Deferred income taxes	430	260
Other current assets	75	50

TOTAL CURRENT ASSETS	2,222	2,680
Installment accounts receivable, due after one year, net	402	449
Property and equipment, net	463	634
Purchased software products, net	343	461
Goodwill, net	5,401	5,308
Deferred income taxes	162	158
Other noncurrent assets	827	788

TOTAL ASSETS	$9,820	$10,478

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt and loans payable	$11	$3
Accounts payable	176	277
Salaries, wages, and commissions	268	292
Accrued expenses and other current liabilities	508	504
Deferred subscription revenue (collected) — current	1,347	1,517
Deferred maintenance revenue	227	250
Taxes payable, other than income taxes payable	48	129
Federal, state, and foreign income taxes payable	442	370
Deferred income taxes	33	32

TOTAL CURRENT LIABILITIES	3,060	3,374
Long-term debt, net of current portion	2,577	1,813
Deferred income taxes	49	39
Deferred subscription revenue (collected) — noncurrent	468	448
Other noncurrent liabilities	74	77

TOTAL LIABILITIES	6,228	5,751

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 10,000,000 shares authorized;
No shares issued and outstanding	—	—
Common stock, $0.10 par value, 1,100,000,000 shares authorized; 589,695,081 shares and 630,920,596 shares issued, respectively	59	63
Additional paid-in capital	3,528	4,542
Retained earnings	1,793	1,750
Accumulated other comprehensive loss	(136)	(134)
Unearned compensation	(4)	(6)
Treasury stock, at cost, 66,439,323 shares and 59,167,446 shares, respectively	(1,648)	(1,488)

TOTAL STOCKHOLDERS’ EQUITY	3,592	4,727

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,820	$10,478

See Notes to the Consolidated Condensed Financial Statements.

CA, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except per share amounts)

	For the Three		For the Six
	Months Ended		Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(restated)		(restated)
REVENUE

Subscription revenue	$762	$704	$1,501	$1,406
Maintenance	112	113	215	220
Software fees and other	28	43	52	80
Financing fees	6	13	14	27
Professional services	88	77	170	144

TOTAL REVENUE	996	950	1,952	1,877

EXPENSES

Amortization of capitalized software costs	83	111	188	224
Cost of professional services	80	65	152	125
Selling, general, and administrative	425	383	859	772
Product development and enhancements	178	179	357	351
Commissions, royalties, and bonuses	73	68	144	130
Depreciation and amortization of other intangible assets	37	32	71	62
Other gains, net	(16)	(4)	(17)	(7)
Restructuring and other	48	45	59	45
Charge for in-process research and development costs	10	14	10	18

TOTAL EXPENSES BEFORE INTEREST AND TAXES	918	893	1,823	1,720

Income before interest and taxes	78	57	129	157
Interest expense, net	12	10	20	19

Income before income taxes	66	47	109	138
Income tax expense (benefit)	13	1	21	(5)

NET INCOME	$53	$46	$88	$143

BASIC INCOME PER SHARE	$0.09	$0.08	$0.16	$0.24

Basic weighted average shares used in computation	560	584	564	585

DILUTED INCOME PER SHARE	$0.09	$0.08	$0.15	$0.24

Diluted weighted average shares used in computation	584	610	588	611
See Notes to the Consolidated Condensed Financial Statements.

CA, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	For the Six Months
	Ended September 30,
	2006	2005
		(restated)
OPERATING ACTIVITIES:

Net income	$88	$143
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	259	286
Provision for deferred income taxes	(203)	(237)
Non-cash compensation expense related to stock and defined contribution plans	52	67
Non-cash charge for purchased in-process research and development	10	18
Gain on sale of assets	(14)	—
Foreign currency transaction gain — before taxes	(4)	(7)
Changes in other operating assets and liabilities, net of effect of acquisitions:
Decrease in trade and current installment accounts receivable, net	127	289
Decrease in noncurrent installment accounts receivable, net	29	47
Decrease in deferred subscription revenue (collected) — current	(199)	(263)
Increase in deferred subscription revenue (collected) — noncurrent	16	26
Decrease in deferred maintenance revenue	(31)	(29)
(Decrease) increase in taxes payable, net	(2)	65
(Decrease) increase in accounts payable, accrued expenses and other	(112)	62
Restitution fund payment	—	(75)
Restructuring and other, net	40	41
Changes in other operating assets and liabilities	(96)	(41)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(40)	392

INVESTING ACTIVITIES:

Acquisitions, primarily goodwill, purchased software, and other intangible assets, net of cash acquired	(173)	(626)
Settlements of purchase accounting liabilities	(16)	(20)
Purchases of property and equipment, net	(81)	(55)
Proceeds from sale of assets	217	—
Proceeds from sales of marketable securities, net	44	262
Decrease (increase) in restricted cash	8	(4)
Capitalized software development costs	(34)	(42)

NET CASH USED IN INVESTING ACTIVITIES	(35)	(485)

FINANCING ACTIVITIES:

Dividends paid	(46)	(47)
Purchases of common stock	(1,214)	(260)
Debt borrowings (repayments)	751	(911)
Exercise of common stock options and other	20	79

NET CASH USED IN FINANCING ACTIVITIES	(489)	(1,139)

DECREASE IN CASH AND CASH EQUIVALENTS BEFORE EFFECT OF EXCHANGE RATE CHANGES ON CASH	(564)	(1,232)

Effect of exchange rate changes on cash	28	(68)

DECREASE IN CASH AND CASH EQUIVALENTS	(536)	(1,300)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,831	2,829

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,295	$1,529

See Notes to the Consolidated Condensed Financial Statements.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
NOTE A — BASIS OF PRESENTATION
The accompanying unaudited Consolidated Condensed Financial Statements of CA, Inc. and subsidiaries (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, these estimates may ultimately differ from actual results.
Operating results for the three and six-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2007. For further information, refer to the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.
The Consolidated Condensed Statements of Operations for the three and six-month periods ended September 30, 2005 and the Consolidated Condensed Statement of Cash Flows for the six month period ended September 30, 2005, included in this Form 10-Q have been restated to reflect the effects of certain prior period restatements that were previously disclosed in Note 12 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.
The following tables summarize the Consolidated Statements of Operations and Cash Flows for the periods indicated, giving effect to the restatement adjustments described above. Quarterly information presented below is unaudited.
FISCAL YEAR 2006 UNAUDITED QUARTERLY STATEMENT OF OPERATIONS DATA

	For the Three Months		For the Six Months
	Ended September 30, 2005		Ended September 30, 2005
	Previously		Previously
	Reported(1)	Restated	Reported(1)	Restated
	(unaudited)
	(in millions, except per share data)
Subscription revenue	$696	$704	$1,391	$1,406
Total revenue	942	950	1,862	1,877
Selling, general, and administrative	382	383	770	772
Product development and enhancements	179	179	350	351
Total expenses before interest and taxes	892	893	1,717	1,720
Income before interest and taxes	50	57	145	157
Income before income taxes	40	47	126	138
Income tax (benefit) expense	(1)	1	(9)	(5)
Net income	41	46	135	143
Basic income per share	0.07	0.08	0.23	0.24
Diluted income per share	0.07	0.08	0.23	0.24

(1)	As reported in the Company’s Form 10-Q for the period ended September 30, 2005

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
FISCAL YEAR 2006 UNAUDITED QUARTERLY CASH FLOW STATEMENT DATA

	For the Six Months Ended September 30, 2005
	Previously
	Reported(1)	Restated
	(unaudited)
	(in millions)
Net income	$135	$143
Provision for deferred income taxes	(241)	(237)
Non-cash compensation expense related to stock and pension plans	64	67
Decrease in noncurrent installment accounts receivable, net	62	47

(1)	As reported in the Company’s Form 10-Q for the period ended September 30, 2005
Reclassifications and other adjustments: Certain prior year balances have been reclassified to conform with the current period’s presentation.
Approximately $134 million of current liabilities that were components of “Accounts payable” at March 31, 2006 have been reclassified to “Accrued expenses and other current liabilities” on the Consolidated Condensed Balance Sheet to conform to the September 30, 2006 presentation.
Approximately $5 million of capital lease obligations that were components of “Accrued expenses and other current liabilities” at March 31, 2006 have been reclassified accordingly between “Current portion of long-term debt and loans payable” and “Long-term debt, net of current portion” on the Consolidated Condensed Balance Sheet to conform to the September 30, 2006 presentation.
Approximately $32 million of deferred tax assets that were offset against “Deferred income taxes — long term liabilities” at March 31, 2006 have been reclassified to “Deferred income taxes — current assets” on the Consolidated Condensed Balance Sheet to conform to the September 30, 2006 presentation.
Subsequent to the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, the Company determined that deferred tax assets associated with certain outstanding stock options were understated by approximately $47 million through an $8 million understatement in “Deferred income taxes — current assets” and a $39 million overstatement in “deferred income taxes — noncurrent liabilities” on the Consolidated Balance Sheet as of March 31, 2006. Correspondingly, “Additional paid in capital” was understated by $47 million on the Consolidated Balance Sheet and Statement of Stockholders’ Equity as of and for the year ended March 31, 2006. This error has been corrected on the Consolidated Condensed Balance Sheet as of March 31, 2006 in this Quarterly Report on Form 10-Q. The impact of this correction on the effected line items is not considered material to the March 31, 2006 financial statements and does not effect the previously reported Consolidated Statements of Operations or Cash Flows for any prior periods.
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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
Under the Company’s business model, software license agreements include flexible contractual provisions that, among other things, allow customers to receive unspecified future software products for no additional fee. These agreements combine the right to use the software products with maintenance for the term of the agreement. Under these agreements, once all four of the above noted revenue recognition criteria are met, the Company is required to recognize revenue ratably over the term of the license agreement. For license agreements signed prior to October 2000 (the prior business model), once all four of the above noted revenue recognition criteria were met, software license fees were recognized as revenue up-front, and the maintenance fees were deferred and subsequently recognized as revenue over the term of the license. New deferred subscription value related to acquisitions is initially recorded on the acquired company’s systems generally under a perpetual or up-front software license agreement model, and is typically converted to our ratable software license agreement model within the first fiscal year after the acquisition. As these contracts are renewed under our business model, revenue is recognized ratably as subscription revenue on a monthly basis over the term of the agreement.
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
Revenue from sales to distributors, resellers, and value-added resellers (VARs) is recognized when all four of the SOP 97-2 revenue recognition criteria noted above are met and when these entities sell the software product to their customers. This is commonly referred to as the sell-through method. Beginning July 1, 2004, a majority of sales of products to distributors, resellers and VARs incorporate the right for the end-users to receive certain unspecified future software products and revenue from those contracts is therefore recognized on a ratable basis.
For further information, refer to the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.
Cash Dividends: In September 2006, the Company’s Board of Directors declared a quarterly cash dividend of $0.04 per share. The dividend totaled approximately $23 million and was paid on September 29, 2006 to stockholders of record on September 22, 2006. In June 2006, the Company’s Board of Directors declared a quarterly cash dividend of $0.04 per share. The dividend totaled approximately $23 million and was paid on June 30, 2006 to stockholders of record on June 19, 2006.
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
Statements of Cash Flows: For the six-month periods ended September 30, 2006 and 2005, interest payments were $44 million and $71 million, respectively, and income taxes paid were $158 million and $127 million, respectively. The decrease in interest paid is a result of the timing of payments on the Company’s outstanding debt.
On August 15, 2006, the Company entered into a purchase and sale agreement, pursuant to which the Company sold its corporate headquarters located in Islandia, New York with a net book value of $194 million for approximately $201 million in net cash proceeds. In connection with the sale of the building, the Company entered into a 15 year lease agreement for its corporate headquarters with renewal options for an additional twenty years. The Company is responsible for paying real estate taxes and operating expenses, as well as any capital expenditures required to maintain the premises in good condition and repair and in compliance with applicable laws. The Company concluded that the sale of its corporate headquarters qualifies for sale-leaseback and operating lease accounting treatment. Accordingly, the Company deferred and will amortize a gain of approximately $7 million as a reduction to rent expense on a straight-line basis over the initial lease term of fifteen years.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
Future minimum lease payments to be made under this non-cancelable operating lease as of September 30, 2006 are as follows:

Fiscal Years	(in millions)
Remainder of fiscal year 2007	$8
2008	15
2009	15
2010	15
2011	16
2012	16
And thereafter	152

Total minimum lease payments	$237

Total rent expense related to this lease arrangement during the three-months ended September 30, 2006 was approximately $2 million.
On August 15, 2006, the Company announced the commencement of a tender offer to purchase outstanding shares of CA common stock, at a price not less than $22.50 and not greater than $24.50 per share. This tender offer represented the initial phase of the $2 billion stock repurchase plan that the Company announced in June 2006, which replaced the prior $600 million common stock repurchase plan. In the tender offer, CA offered to purchase for cash up to 40,816,327 shares of its common stock, par value $0.10 per share, including the Associated Rights to Purchase Series One Junior Participating Preferred Stock, Class A at a per share purchase price of not less than $22.50 nor greater than $24.50, net to the seller in cash, without interest. The tender offer also allowed CA the right to purchase up to 11,345,647 additional shares without amending or extending the offer.
On September 14, 2006, the expiration date of the tender offer, CA purchased 41,225,515 shares at a purchase price of $24.00 per share, for a total price of approximately $989 million, which excludes bank, legal and other associated charges of approximately $2 million. Upon completion of the tender offer, the Company retired all the shares that were purchased, which resulted in a reduction of the common stock issued and outstanding as reflected in the Company’s stockholders’ equity on the Consolidated Condensed Balance Sheet at September 30, 2006. A total of $750 million was drawn down from the 2004 Revolving Credit Facility in September 2006 in order to finance a portion of the tender offer. The Company’s current borrowing rate is 6.54%. The maximum committed amount available under the revolving credit facility (the 2004 Revolving Credit Facility) is $1 billion, exclusive of incremental credit increases of up to an additional $250 million which are available subject to certain conditions and the agreement of the Company’s lenders. Total interest expense relating to the borrowing was less than $1 million through September 30, 2006.
In September 2006, the Company entered into a capital lease obligation of $21 million consisting of a sale-leaseback of previously owned assets for cash proceeds of $15 million and new assets with a value of $6 million.
In September 2006, the Company sold its investment in marketable securities and received net cash proceeds of approximately $32 million. The transaction resulted in a gain of approximately $14 million, which has been recorded in the “Other gains, net” line item of the Consolidated Condensed Statement of Operations for the three and six-month periods ending September 30, 2006.
Derivatives: Derivatives are accounted for in accordance with GAAP and Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133). During the quarter ended September 30, 2006, the Company entered into derivative contracts with a total notional value of approximately 23 million euros, none of which were outstanding as of September 30, 2006. The Company entered into these contracts with the intent of mitigating a certain portion of the Company’s euro operating exposure as part of the Company’s on-going

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
risk management program. These contracts did not qualify for hedge accounting treatment under FAS 133 and did not result in any significant gains or losses for the quarter.
NOTE B — COMPREHENSIVE INCOME
Comprehensive income includes unrealized gains and losses on the Company’s available-for-sale securities, net of related taxes, and foreign currency translation adjustments. The components of comprehensive income for the three and six-month periods ended September 30, 2006 and 2005 are as follows:

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
		(restated)		(restated)
	(in millions)
Net income	$53	$46	$88	$143
Reversal of prior period unrealized gains on marketable securities, net of tax	(2)	—	(2)	—
Foreign currency translation adjustments	(9)	(10)	—	(53)

Total comprehensive income	$42	$36	$86	$90

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
For the three months ended September 30, 2006 and 2005, approximately 19.7 million and 12.0 million options to purchase common stock, respectively, were excluded from the calculation, as the exercise prices were greater than the average market price of the common stock during the respective periods. For the six months ended September 30, 2006 and 2005, approximately 19.6 million and 12.0 million options to purchase common stock, respectively were excluded from the calculation, as the exercise prices were greater than the average market price of the common stock during the respective periods.

	For the Three		For the Six
	Months Ended		Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(restated)		(restated)
	(in millions, except per share amounts)
Net income	$53	$46	$88	$143
Interest expense associated with Convertible Senior Notes, net of tax	1	1	2	3

Numerator in calculation of diluted earnings per share	$54	$47	$90	$146

Weighted average shares outstanding and common share equivalents
Weighted average common shares outstanding	560	584	564	585
Weighted average Convertible Senior Note shares outstanding	23	23	23	23
Weighted average stock awards outstanding	1	3	1	3

Denominator in calculation of diluted earnings per share	584	610	588	611

Diluted earnings per share	$0.09	$0.08	$0.15	$0.24

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
NOTE D — ACCOUNTING FOR SHARE-BASED COMPENSATION
Effective April 1, 2005, the Company adopted, under the modified retrospective basis, the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment”, (SFAS No. 123(R)) which establishes accounting for share-based awards exchanged for employee services. Under the provisions of SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the award).
The Company recognized share-based compensation in the following line items on the Consolidated Condensed Statements of Operations for the periods indicated:

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
		(restated)		(restated)
	(in millions)
Cost of professional services	$1	$1	$2	$2
Selling, general, and administrative	17	17	30	37
Product development and enhancements	7	9	12	19

Share-based compensation expense before tax	25	27	44	58
Income tax benefit	7	7	12	15

Net compensation expense	$18	$20	$32	$43

The decrease in share-based compensation expense for the six-month period ended September 30, 2006, as compared with the corresponding prior year period was principally the result of (1) awards granted in July 2000 becoming fully amortized in the first half of fiscal year 2006, (2) a decrease in expense for performance-based stock units resulting from a decrease in the Company’s anticipated payout percentages and (3) an increase in the Company’s estimated forfeiture rate of share-based awards based on historical experience.
Total unrecognized compensation costs related to non-vested awards, expected to be recognized over a weighted average period of 1.6 years, amounted to $141 million at September 30, 2006.
There were no capitalized share-based compensation costs at September 30, 2006 or 2005.
Share-based incentive awards are provided to employees under the terms of the Company’s equity compensation plans (the Plans). The Plans are administered by the Compensation and Human Resource Committee of the Board of Directors (the “Committee”). Awards under the Plans may include at-the-money stock options, premium-priced stock options, restricted stock awards (RSAs), restricted stock units (RSUs), performance share units (PSUs), or any combination thereof. The non-employee members of the Company’s Board of Directors also receive deferred stock units under a separate director compensation plan.
RSAs are stock awards issued to employees that are subject to specified restrictions and a risk of forfeiture. The restrictions typically lapse over a two or three year period. The fair value of the awards is determined and fixed based on the Company’s stock price on the grant date.
RSUs are stock awards that are issued to employees that entitle the holder to receive shares of common stock as the awards vest, typically over a two- or three-year period. The fair value of the awards is determined and fixed based on the Company’s stock price on the grant date, except that for RSUs not entitled to dividend equivalents, the fair value is reduced by the present value of the expected dividend stream during the vesting period, which is calculated using the risk-free interest rate.
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
SEPTEMBER 30, 2006
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
Additional information relating to the Plans, all of which have been approved by stockholders, are discussed in more detail in Note 9 of the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.
Under the Company’s long-term incentive program for fiscal year 2007, which is more fully described in a Current Report on Form 8-K dated June 26, 2006, senior executives were granted stock options and issued PSUs, under which the senior executives are eligible to receive RSAs or RSUs and unrestricted shares in the future if certain performance targets are achieved. Each quarter, the Company compares the performance the Company expects to achieve with the performance targets. Upon completion of the requisite performance period, the actual number of shares granted is subject to the approval of the Committee. As of September 30, 2006, the Company has accrued compensation cost based on its current expectation of achievement of approximately 35% and 100% for the 1-year and 3-year PSU awards, respectively. Compensation cost will continue to be amortized over the requisite service period of the awards. At the conclusion of the performance periods for the fiscal year 2007 1-year and 3-year PSUs, the applicable number of shares of RSAs, RSUs or unrestricted stock granted may vary based upon the level of achievement of the performance targets and the approval of the Committee. The related compensation cost recognized will be based on the number of shares granted.
Under the Company’s long-term incentive plan for fiscal year 2006, senior executives were granted stock options and issued PSUs, under which the senior executives are eligible to receive RSAs or RSUs and unrestricted shares in the future if certain performance targets are achieved. In the first quarter of fiscal year 2007, the Company granted 0.3 million RSAs under the 1-year PSU with a weighted average grant date fair value of $21.88. The 3-year PSUs have not yet been granted. Consequently, each quarter, the Company compares the performance the Company expects to achieve with the performance targets for the 3-year PSUs. Upon completion of the requisite performance period, the actual number of shares granted is subject to the approval of the Committee. As of September 30, 2006, the Company has accrued compensation cost based on its current expectation of achievement of approximately 40% of the 3-year PSU awards under the long-term incentive plan. Compensation cost for both the 1-year and 3-year awards will continue to be amortized over the requisite service period of the awards. At the conclusion of the performance period for the 3-year PSUs, the number of shares of unrestricted stock issued may vary based upon the level of achievement of the performance targets and the approval of the Committee. The related compensation cost recognized will be based on the number of shares granted.
The Company estimates the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R). Key input assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, the risk-free interest rate, and the Company’s dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the six month periods ended September 30, 2006 and 2005. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards.
For the quarter ended September 30, 2006 and 2005, the Company issued options covering approximately 2.0 million and 0.1 million shares of common stock, respectively. The weighted average grant date fair value of these grants was $8.34 and $14.91, respectively.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
For the six-month periods ended September 30, 2006 and 2005, the Company issued options covering 2.4 million and 2.6 million shares of common stock, respectively. The weighted average fair value at the date of grant for options granted during the six-month periods ended September 30, 2006 and 2005 was $8.39 and $15.05, respectively. The weighted average assumptions that were used for option grants in the respective periods are as follows:

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Dividend yield	0.73%	0.58%	0.73%	0.57%
Expected volatility factor(1)	0.41	0.56	0.41	0.56
Risk-free interest rate(2)	4.9%	4.1%	4.9%	4.1%
Expected term (in years)(3)	4.5	6.0	4.5	6.0

(1)	Measured using historical daily price changes of the Company’s stock over the respective expected term of the options and the implied volatility derived from the market prices of the Company’s options traded by third parties.

(2)	The risk-free rate for periods within the contractual term of the share options is based on the U.S. Treasury yield curve in effect at the time of grant.

(3)	The expected term is the number of years that the Company estimates, based primarily on historical experience, that options will be outstanding prior to exercise. The decrease in the expected term in fiscal year 2007 as compared with fiscal year 2006, was primarily due to the exclusion of employee exercise behavior related to grants authorized prior to fiscal year 1997, which expired prior to fiscal year 2007, in estimating the expected term in fiscal year 2007.
For the fiscal year 2007 grants, the Company changed its compensation structure toward a greater use of RSAs and a lesser use of RSUs.
For the quarter ended September 30, 2006, the Company issued RSUs covering less than 0.1 million shares of common stock with a weighted average grant date fair value of $23.28. For the quarter ended September 30, 2005, the Company did not issue RSUs.
For the six-month periods ended September 30, 2006 and 2005, the Company issued RSUs covering 0.3 million and 1.8 million shares of common stock, respectively. The weighted average grant date fair value of these grants was $21.97 and $27.00, respectively.
For the quarters ended September 30, 2006 and 2005, the Company issued RSAs covering 0.2 million and less than 0.1 million shares of common stock, respectively. The weighted average grant date fair value of these grants was $22.74 and $27.69, respectively.
For the six-month periods ended September 30, 2006 and 2005, the Company issued RSAs covering 2.9 million and 0.3 million shares of common stock, respectively. The weighted average grant date fair value of these grants was $21.98 and $27.29, respectively. The RSAs granted for the six month period ended September 30, 2006 include the 0.3 million RSAs granted under the fiscal year 2006 1-year PSU in the first quarter of fiscal year 2007.
The Company maintains a Year 2000 Employee Stock Purchase Plan (the Purchase Plan) for all eligible employees. Consistent with the provisions of SFAS No. 123, the Purchase Plan under SFAS No. 123(R) is considered compensatory. The estimated fair value of the stock purchase rights under the Purchase Plan for the six-month offer periods commencing July 1, 2006 and July 1, 2005 was $4.38 and $5.76, respectively. The fair value is estimated on the first date of the offering period using the Black-Scholes option pricing model. The weighted average assumptions that were used in determining the estimated fair value of stock purchase rights under the Purchase Plan are as follows:

	For the Six Month Offer	For the Six Month Offer
	Period Commencing	Period Commencing
	July 1, 2006	July 1, 2005
Dividend yield	0.78%	0.59%
Expected volatility factor	0.20	0.20
Risk-free interest rate	5.2%	3.4%
Expected term	0.5	0.5

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
NOTE E — ACCOUNTS RECEIVABLE
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

	September 30,	March 31,
	2006	2006
	(in millions)
Current:
Accounts receivable	$580	$828
Other receivables	45	77
Unbilled amounts due within the next 12 months — prior business model	234	254
Less: Allowance for doubtful accounts	(26)	(25)
Less: Unearned revenue — current	(411)	(629)

Net trade and installment accounts receivable — current	$422	$505

Noncurrent:
Unbilled amounts due beyond the next 12 months — prior business model	445	511
Less: Allowance for doubtful accounts	(13)	(20)
Less: Unearned revenue — noncurrent	(30)	(42)

Net installment accounts receivable — noncurrent	$402	$449

The components of unearned revenue consist of the following:

	September 30,	March 31,
	2006	2006
	(in millions)
Current:
Unamortized discounts	$35	$44
Unearned maintenance	1	4
Deferred subscription revenue (billed, uncollected)	348	534
Unearned professional services	27	47

Total unearned revenue — current	$411	$629

Noncurrent:
Unamortized discounts	$28	$34
Unearned maintenance	2	8

Total unearned revenue — noncurrent	$30	$42

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
NOTE F — IDENTIFIED INTANGIBLE ASSETS
In the tables below, capitalized software includes both purchased and internally developed software costs; other identified intangible assets includes both purchased customer relationships and trademarks/trade name costs. Internally developed capitalized software costs and other identified intangible asset costs are included in “Other noncurrent assets” on the Consolidated Condensed Balance Sheets.
The gross carrying amounts and accumulated amortization for identified intangible assets are as follows:

	At September 30, 2006
	Gross	Accumulated	Net
	Assets	Amortization	Assets
	(in millions)
Capitalized software:
Purchased	$4,805	$4,462	$343
Internally developed	589	388	201
Other identified intangible assets subject to amortization	657	293	364
Other identified intangible assets not subject to amortization	26	—	26

Total	$6,077	$5,143	$934

	At March 31, 2006
	Gross	Accumulated	Net
	Assets	Amortization	Assets
	(in millions)
Capitalized software:
Purchased	$4,760	$4,299	$461
Internally developed	558	363	195
Other identified intangible assets subject to amortization	628	266	362
Other identified intangible assets not subject to amortization	26	—	26

Total	$5,972	$4,928	$1,044

In connection with the Company’s fiscal year 2007 acquisitions, the Company recognized a total of approximately $45 million and $29 million of purchased software and other identified intangible assets subject to amortization, respectively for the first half of fiscal year 2007. Refer to Note G, “Acquisitions,” for additional information relating to the Company’s fiscal year 2007 acquisitions.
In the second quarter of fiscal years 2007 and 2006, amortization of capitalized software costs was $83 million and $111 million, respectively, and amortization of other identified intangible assets was $14 million and $12 million, respectively.
For the first six months of fiscal years 2007 and 2006, amortization of capitalized software costs was $188 million and $224 million, respectively, and amortization of other identified intangible assets was $27 million and $23 million, respectively.
Based on the identified intangible assets recorded through September 30, 2006, annual amortization expense is expected to be as follows:

	Year Ended March 31,
	2007	2008	2009	2010	2011	2012
	(in millions)
Capitalized software:
Purchased	$301	$58	$48	$37	$25	$15
Internally developed	54	53	46	38	27	10
Other identified intangible assets subject to amortization	54	55	55	54	53	32

Total	$409	$166	$149	$129	$105	$57

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
The carrying value of goodwill was $5.40 billion and $5.31 billion as of September 30, 2006 and March 31, 2006, respectively. During the six-month period ended September 30, 2006, goodwill increased by approximately $131 million as a result of fiscal year 2007 acquisitions, which was partially offset by approximately $38 million of goodwill adjustments for prior year acquisitions. The goodwill adjustment for the first six months of fiscal year 2007 primarily consisted of a $20 million favorable resolution to certain foreign tax credits that were acquired and fully reserved that resulted from the conclusion of an Internal Revenue Service audit and approximately $11 million related to other adjustments to deferred tax assets and liabilities associated with acquired businesses. Refer to Note G, “Acquisitions,” for additional information relating to the Company’s 2007 fiscal year acquisitions.
NOTE G — ACQUISITIONS
During the first half of fiscal year 2007, the Company acquired the following companies:
•	Cybermation, Inc., a privately-held provider of enterprise workload automation solutions.

•	MDY Group International, Inc., a privately-held provider of enterprise records management software and services.

•	XOsoft, Inc., a privately held provider of complete recovery management solutions.

•	Cendura, a privately held provider of IT service management service delivery solutions.
The total cost of these acquisitions was approximately $173 million, net of approximately $20 million of cash and cash equivalents acquired and excluding a holdback of approximately $9 million.
The acquisitions of Cybermation, MDY, XOsoft and Cendura were accounted for as purchases and accordingly, their results of operations have been included in the Consolidated Condensed Financial Statements since the dates of their acquisitions. The Company recorded approximately a $10 million charge for in-process research and development costs associated with the acquisition of XOsoft during the second quarter of fiscal year 2007. Total goodwill recognized in these transactions amounted to approximately $131 million. The allocation of a significant portion of the purchase price to goodwill was predominantly due to the relatively short lives of the developed technology assets, whereby a substantial amount of the purchase price was based on anticipated earnings beyond the estimated lives of the intangible assets. The 2007 fiscal year acquisitions included net deferred tax liabilities of approximately $26 million.
The purchase price allocations for Cybermation, MDY, XOsoft and Cendura are based upon estimates which may be revised within one year of the date of acquisition as additional information becomes available. It is anticipated that the final purchase price allocation for these acquisitions will not differ materially from their preliminary allocations.
At September 30, 2006, the Company had approximately $49 million in remaining holdback payments related to the acquisitions of Wily, XOsoft, and Cendura, which were included in the “Accrued expenses and other liabilities” line on the Consolidatd Condensed Balance Sheet. During the six months ended September 30, 2006, the Company made payments against these liabilities of approximately $5 million and the remaining balances are expected to be paid within the next twelve months.
Accrued acquisition-related costs and changes in these accruals, including additions related to the Company’s acquisitions of Cybermation, MDY, XOsoft, Cendura and prior year acquisitions were as follows:

	Duplicate
	Facilities &	Employee
	Other Costs	Costs
	(in millions)
Balance at March 31, 2006	$60	$7

Additions	1	2
Settlements	(7)	(4)
Adjustments	(21)	(1)

Balance at September 30, 2006	$33	$4

The liabilities for duplicate facilities and other costs relate to operating leases, which are actively being renegotiated and expire at various times through 2010, negotiated buyouts of the operating lease

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
commitments, and other contractual liabilities. The liabilities for employee costs relate to involuntary termination benefits. Adjustments to the corresponding liability and related goodwill accounts are recorded when obligations are settled at amounts more or less than those originally estimated. The remaining liability balances are included in the “Accrued expenses and other current liabilities” line item on the Consolidated Condensed Balance Sheets.
NOTE H — RESTRUCTURING AND OTHER
Restructuring Plans
In August 2006, the Company announced a cost reduction and restructuring plan (the fiscal 2007 plan) to significantly improve the Company’s expense structure and increase its competitiveness. The total cost of the restructuring plan is currently expected to be approximately $150 million, most of which is expected to be recognized in fiscal year 2007. The majority of the actions are expected to be completed by late fiscal year 2008. The fiscal 2007 plan’s objectives include a workforce reduction, global facilities consolidations and other cost reduction initiatives. The Company currently estimates a reduction in workforce of approximately 1,400 individuals under the fiscal 2007 plan, including approximately 300 positions associated with joint ventures. The termination benefits the Company has offered in connection with this workforce reduction are substantially the same as the benefits the Company has provided historically for non-performance-based workforce reductions, and in certain countries have been provided based upon prior experiences with the restructuring plan announced in July 2005 (the fiscal 2006 plan) as described below. These costs have been recognized in accordance with SFAS No. 112, “Employers Accounting for Post Employment Benefits, an Amendment of FASB Statements No. 5 and 43” (SFAS No. 112). The Company incurred approximately $39 million of severance costs in the second quarter of fiscal year 2007 relating to approximately 750 individuals. The specific plans associated with the balance of the planned reductions in workforce are still being finalized and the associated charges will be recorded once the actions are approved by management. Facilities abandonment costs are expected to be incurred beginning in the third quarter of fiscal year 2007; as such, no costs were recognized in the second quarter of fiscal year 2007.
Accrued restructuring costs and changes in these accruals during the second quarter of fiscal year 2007 were as follows:

Severance
(in millions)

Additions	$39
Payments	(11)

Balance at September 30, 2006	$28

The liability balance is included in the “Accrued expenses and other current liabilities” line item on the Consolidated Condensed Balance Sheet at September 30, 2006.
In July 2005, the Company announced the fiscal 2006 plan to increase efficiency and productivity and to more closely align its investments with strategic growth opportunities. The total cost of the fiscal 2006 plan is expected to be approximately $100 million. The Company accounted for the individual components of the restructuring plan as follows:
Severance: The fiscal 2006 plan included a workforce reduction of approximately five percent, or 800 positions, worldwide. The termination benefits the Company offered in connection with this workforce reduction were substantially the same as the benefits the Company has provided historically for non-performance-based workforce reductions, and in certain countries have been provided based upon statutory minimum requirements. The employee termination obligations incurred in connection with the fiscal 2006 plan were accounted for in accordance with SFAS No. 112. In certain countries, the Company elected to provide termination benefits in excess of legal requirements subsequent to the initial implementation of the plan. These additional costs have been recognized as incurred in accordance with SFAS No. 146. The

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
Company incurred approximately $18 million of severance costs during the first half of fiscal year 2007 and approximately $54 million since the fiscal 2006 plan’s inception. The Company anticipates the severance portion of the fiscal 2006 plan will cost approximately $60 million and anticipates that the remaining amount will be incurred by the end of fiscal year 2007. Final payment of these amounts is dependent upon settlement with the works councils in certain international locations.
Facilities Abandonment: The Company recorded the costs associated with lease termination and/or abandonment when the Company ceased to utilize the leased property. Under SFAS No. 146, the liability associated with lease termination and/or abandonment is measured as the present value of the total remaining lease costs and associated operating costs, less probable sublease income. The Company recovered approximately $1 million of facilities abandonment related costs during the first half of fiscal year 2007, due to its ability to sublease certain properties, and incurred approximately $29 million in net costs since the fiscal 2006 plan’s inception. The Company accretes its obligations related to the facilities abandonment to the then-present value and, accordingly, recognizes accretion expense as a restructuring expense in future periods. The Company anticipates the facilities abandonment portion of the restructuring plan will cost up to a total of $40 million, and anticipates that the remaining amount will be incurred by the end of fiscal year 2007.
Accrued restructuring costs and changes in these accruals for the first half of fiscal year 2007 were as follows:

		Facilities
	Severance	Abandonment
	(in millions)
Balance at March 31, 2006	$18	$27

Additions (reductions)	18	(1)
Payments	(20)	(6)

Balance at September 30, 2006	$16	$20

The liability balance is included in the “Accrued expenses and other current liabilities” line item on the Consolidated Condensed Balance Sheets.
Other:
During the first half of fiscal year 2007, the Company incurred approximately $3 million in connection with certain DPA related costs (see also Note J, “Commitments and Contingencies”). During the first half of fiscal year 2006, the Company incurred approximately $5 million associated with the termination of a non-core application development professional services project and $3 million in connection with certain DPA related costs.
NOTE I — INCOME TAXES
Income tax expense (benefit) for the three and six-month periods ended September 30, 2006 was $13 million and $21 million, respectively, compared to the three and six-month periods ended September 30, 2005 of $1 million and $(5) million, respectively. For the quarter ended September 30, 2006, the tax provision included a net benefit of approximately $10 million, primarily arising from the resolution of certain state and international tax contingencies. For the six-month period ending September 30, 2006, the tax provision included a net benefit of approximately $17 million, primarily arising from the resolution of certain international and U.S. tax contingencies.
For the quarter ended September 30, 2005, the tax provision included a net benefit of approximately $14 million, primarily arising from the conclusion of an international tax examination and the reduction of a valuation allowance related to foreign net operating loss carry forwards. In addition to the aforementioned $14 million benefit, the six-month period ended September 30, 2005 included a net benefit of approximately $36 million reflecting IRS Notice 2005-38. Notice 2005-38 permitted the utilization of foreign tax credits in

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
calculating the special one-time dividends received deduction on repatriating funds as provided by the American Jobs Creation Act of 2004.
NOTE J — COMMITMENTS AND CONTINGENCIES
Certain legal proceedings in which we are involved are discussed in Note 7, “Commitments and Contingencies”, in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006 (the 2006 Form 10-K). The following discussion should be read in conjunction with the 2006 Form 10-K.
Stockholder Class Action and Derivative Lawsuits Filed Prior to 2004
The Company, its former Chairman and CEO Charles B. Wang, its former Chairman and CEO Sanjay Kumar, its former Chief Financial Officer Ira Zar, and its Executive Vice President Russell M. Artzt were defendants in one or more stockholder class action lawsuits, filed in July 1998, February 2002, and March 2002 in the United States District Court for the Eastern District of New York (the Federal Court), alleging, among other things, that a class consisting of all persons who purchased the Company’s common stock during the period from January 20, 1998 until July 22, 1998 were harmed by misleading statements, misrepresentations, and omissions regarding the Company’s future financial performance. In addition, in May 2003, a class action lawsuit captioned John A. Ambler v. Computer Associates International, Inc., et al. was filed in the Federal Court. The complaint in this matter, a purported class action on behalf of the CA Savings Harvest Plan (the CASH Plan) and the participants in, and beneficiaries of, the CASH Plan for a class period running from March 30, 1998, through May 30, 2003, asserted claims of breach of fiduciary duty under the federal Employee Retirement Income Security Act (ERISA). The named defendants were the Company, the Company’s Board of Directors, the CASH Plan, the Administrative Committee of the CASH Plan, and the following current or former employees and/or former directors of the Company: Messrs. Wang, Kumar, Zar, Artzt, Peter A. Schwartz, and Charles P. McWade; and various unidentified alleged fiduciaries of the CASH Plan. The complaint alleged that the defendants breached their fiduciary duties by causing the CASH Plan to invest in Company securities and sought damages in an unspecified amount.
A derivative lawsuit was filed by Charles Federman against certain current and former directors of the Company, based on essentially the same allegations as those contained in the February and March 2002 stockholder lawsuits discussed above. This action was commenced in April 2002 in Delaware Chancery Court, and an amended complaint was filed in November 2002. The defendants named in the amended complaint were the Company as a nominal defendant, current Company directors Mr. Lewis S. Ranieri, and The Honorable Alfonse M. D’Amato, and former Company directors Ms. Shirley Strum Kenny and Messrs. Wang, Kumar, Artzt, Willem de Vogel, Richard Grasso, and Roel Pieper. The derivative suit alleged breach of fiduciary duties on the part of all the individual defendants and, as against the former management director defendants, insider trading on the basis of allegedly misappropriated confidential, material information. The amended complaint sought an accounting and recovery on behalf of the Company of an unspecified amount of damages, including recovery of the profits allegedly realized from the sale of common stock of the Company.
On August 25, 2003, the Company announced the settlement of all outstanding litigation related to the above-referenced stockholder and derivative actions as well as the settlement of an additional derivative action filed by Charles Federman that had been pending in Delaware. As part of the class action settlement, which was approved by the Federal Court in December 2003, the Company agreed to issue a total of up to 5.7 million shares of common stock to the stockholders represented in the three class action lawsuits, including payment of attorneys’ fees. The Company has completed the issuance of the settlement shares as well as payment of $3.3 million to the plaintiffs’ attorneys in legal fees and related expenses
In settling the derivative suits, which settlement was also approved by the Federal Court in December 2003, the Company committed to maintain certain corporate governance practices. Under the settlement,

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
the Company, the individual defendants and all other current and former officers and directors of the Company were released from any potential claim by stockholders arising from accounting-related or other public statements made by the Company or its agents from January 1998 through February 2002 (and from January 1998 through May 2003 in the case of the employee ERISA action). The individual defendants were released from any potential claim by or on behalf of the Company relating to the same matters.
On October 5, 2004 and December 9, 2004, four purported Company stockholders served motions to vacate the Order of Final Judgment and Dismissal entered by the Federal Court in December 2003 in connection with the settlement of the derivative action. These motions primarily seek to void the releases that were granted to the individual defendants under the settlement. On December 7, 2004, a motion to vacate the Order of Final Judgment and Dismissal entered by the Federal Court in December 2003 in connection with the settlement of the 1998 and 2002 stockholder lawsuits discussed above was filed by Sam Wyly and certain related parties. The motion seeks to reopen the settlement to permit the moving stockholders to pursue individual claims against certain present and former officers of the Company. The motion states that the moving stockholders do not seek to file claims against the Company. These motions (the 60(b) Motions) have been fully briefed. On June 14, 2005, the Federal Court granted movants’ motion to be allowed to take limited discovery prior to the Federal Court’s ruling on the 60(b) Motions. Such discovery is ongoing. No hearing date is currently set for the 60(b) Motions.
The Government Investigation
In 2002, the United States Attorney’s Office for the Eastern District of New York (the USAO) and the staff of the Northeast Regional Office of the SEC commenced an investigation concerning certain of the Company’s past accounting practices, including the Company’s revenue recognition procedures in periods prior to the adoption of the Company’s business model in October 2000.
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
Following the Audit and Compliance Committee’s preliminary report and at its recommendation, four executives who oversaw the relevant financial operations during the period in question, including Ira Zar, resigned at the Company’s request. On January 22, 2004, one of these individuals pled guilty to federal criminal charges of conspiracy to obstruct justice in connection with the ongoing investigation. On April 8, 2004, Mr. Zar and two other former executives pled guilty to charges of conspiracy to obstruct justice and conspiracy to commit securities fraud in connection with the investigation. Mr. Zar also pled guilty to committing securities fraud. The four former executives are awaiting sentencing. The SEC filed related actions against each of the four former executives, alleging that they participated in a widespread practice that resulted in the improper recognition of revenue by the Company. Without admitting or denying the allegations in the complaints filed by the SEC, Mr. Zar and the three other executives each consented to a permanent injunction against violating, or aiding and abetting violations of, the securities laws, and also to a permanent bar from serving as an officer or director of a publicly held company. Litigation with respect to the SEC’s claims for disgorgement and penalties is continuing.
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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
and left the Company at the end of June 2004. Additionally, on April 21, 2004, Sanjay Kumar resigned as Chairman, director and Chief Executive Officer of the Company, and assumed the role of Chief Software Architect. Thereafter, Mr. Kumar resigned from the Company effective June 30, 2004.
In April 2004, the Audit and Compliance Committee completed its investigation and determined that the Company should restate certain financial data to properly reflect the timing of the recognition of license revenue for the Company’s fiscal years ended March 31, 2001 and 2000. The Audit and Compliance Committee believes that the Company’s financial reporting related to contracts executed under its current business model is unaffected by the improper accounting practices that were in place prior to the adoption of the current business model in October 2000 and that had resulted in the aforementioned restatements, and that the historical issues it had identified in the course of its independent investigation concerned the premature recognition of revenue. However, certain of these prior period accounting errors have had an impact on the subsequent financial results of the Company as described in Note 12 to the Consolidated Financial Statements in the Company’s amended Annual Report on Form 10-K/A for the fiscal year ended March 31, 2005. The Company continues to implement and consider additional remedial actions it deems necessary.
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
Under the DPA, the Company has agreed to establish a $225 million fund for purposes of restitution to current and former stockholders of the Company, with $75 million to be paid within 30 days of the date of approval of the DPA by the Federal Court, $75 million to be paid within one year after the approval date and $75 million to be paid within 18 months after the approval date. The Company made the first $75 million restitution payment into an interest-bearing account under terms approved by the USAO on October 22, 2004. The Company made the second $75 million restitution payment into an interest-bearing account under terms approved by the USAO on September 22, 2005. The Company made the third and final $75 million restitution payment into an interest-bearing account under terms approved by the USAO on March 22, 2006. The restitution fund money will be allocated to current and former stockholders of the Company in the near future. Pursuant to the DPA, the Company proposed and the USAO accepted, on or about November 4, 2004, the appointment of Kenneth R. Feinberg as Fund Administrator. Also, pursuant to the Agreements, Mr. Feinberg submitted to the USAO on or about June 28, 2005, a Plan of Allocation for the Restitution Fund (the Restitution Fund Plan). The Restitution Fund Plan was approved by the Federal Court on August 18, 2005. The Company’s payments to the restitution fund, which will be allocated in the near future as determined by the Fund Administrator, are in addition to the amounts that the Company previously agreed to provide current and former stockholders in settlement of certain class action lawsuits in August 2003 (see “— Stockholder Class Action and Derivative Lawsuits Filed Prior to 2004”). This latter amount was paid by the Company in December 2004 in shares at a then total value of approximately $174 million.
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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
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
Under the Agreements, the Company also agreed to the appointment of an Independent Examiner to examine the Company’s practices for the recognition of software license revenue, its ethics and compliance policies and other specified matters. Under the Agreements, the Independent Examiner also reviews the Company’s compliance with the Agreements and periodically reports findings and recommendations to the USAO, SEC and Board of Directors. On March 16, 2005, the Federal Court appointed Lee S. Richards III, Esq. of Richards Spears Kibbe & Orbe LLP (now, Richards Kibbe & Orbe LLP), to serve as Independent Examiner. On September 15, 2005, Mr. Richards issued his six-month report concerning his recommendations regarding best practices concerning certain areas specified in the Agreements. On December 15, 2005, March 15, 2006, June 15, 2006, and September 15, 2006, Mr. Richards issued quarterly reports concerning the Company’s compliance with the Agreements.
In his Fourth Report, dated June 15, 2006, the Independent Examiner described certain issues regarding the Company’s internal accounting controls and reorganization of the Finance Department. Accordingly, by letter dated September 14, 2006, the USAO informed the Federal Court that the USAO had determined to extend the term of the Independent Examiner to May 1, 2007 (or such earlier date as the USAO, in its discretion, determines in the future). The extension was made pursuant to paragraph 22 of the DPA and with the consent of the Company. The Independent Examiner’s term was otherwise set to expire on September 16, 2006. The USAO, the SEC, the Independent Examiner and the Company agreed that the extension to May 1, 2007 was appropriate in light of the control-environment and commission-related material weaknesses announced in the 2006 Form 10-K, and issues concerning the reorganization of the Finance Department to be addressed by the Company’s new Chief Financial Officer. Beyond the control issues identified in the Independent Examiner’s June 15, 2006 report, the USAO advised the Federal Court that the Company has, to date, substantially complied with the terms of the DPA. The USAO also informed the Federal Court that if the control issues described above are resolved by May 1, 2007 (or such earlier date as the USAO, in its discretion, determines), and the Company is otherwise in compliance with the DPA, the USAO will seek the Federal Court’s dismissal with prejudice of the Information filed against the Company shortly after the Independent Examiner issues his final report, and the SEC also will evaluate the Company’s compliance with the Consent Judgment.
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
Under the Agreements, the Company also is required to cooperate fully with the USAO and SEC concerning their ongoing investigations into the misconduct of any present or former employees of the Company. The Company also agreed to fully support efforts by the USAO and SEC to obtain disgorgement of compensation from any present or former officer of the Company who engaged in any improper conduct while employed at the Company.
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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
On September 22, 2004, Mr. Woghin, the Company’s former General Counsel, pled guilty to a two-count information charging him with conspiracy to commit securities fraud and obstruction of justice. The SEC also filed a complaint in the Federal Court against Mr. Woghin alleging that he violated Section 17(a) of the Securities Act, Sections 10(b) and 13(b)(5) of the Exchange Act, and Rules 10b-5 and 13b2-1 thereunder. The complaint further alleged that under Section 20(e) of the Exchange Act, Mr. Woghin aided and abetted the Company’s violations of Sections 10(b), 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. Mr. Woghin consented to a partial judgment imposing a permanent injunction enjoining him from committing violations in the future and permanently baring him from serving as an officer or director of a public company. The SEC’s claims for disgorgement and civil penalties against Mr. Woghin are pending. Mr. Woghin’s sentencing is currently scheduled for early November 2006.
Additionally, on September 22, 2004, the SEC filed complaints in the Federal Court against Sanjay Kumar and Stephen Richards alleging that they violated Section 17(a) of the Securities Act, Sections 10(b) and 13(b)(5) of the Exchange Act, and Rules 10b-5 and 13b2-1 thereunder. The complaints further alleged that under Section 20(e) of the Exchange Act, Messrs. Kumar and Richards aided and abetted the Company’s violations of Sections 10(b), 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. The complaints sought to enjoin Messrs. Kumar and Richards from further violations of the Securities Act and the Exchange Act and for disgorgement of gains they received as a result of these violations. On June 14, 2006, Messrs. Kumar and Richards consented to partial judgments imposing permanent injunctions enjoining them from committing such violations of the federal securities laws in the future and permanently barring them from serving as officers or directors of public companies. The SEC’s claims against Messrs. Kumar and Richards for disgorgement and civil penalties are pending.
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
On or about June 29, 2005, the USAO filed a superseding indictment against Messrs. Kumar and Richards, dropping one count and adding several allegations to certain of the nine remaining counts. On April 24, 2006, Messrs. Kumar and Richards pled guilty to all counts in the superseding indictment filed by the USAO. On November 2, 2006, Mr. Kumar was sentenced to a term of imprisonment for twelve years and a fine of $8 million. The Federal Court deferred any decisions on restitution until early 2007. Sentencing of Mr. Richards is currently scheduled for mid-November 2006.
On April 21, 2006, Thomas M. Bennett, the Company’s former Senior Vice President, Business Development, was arrested pursuant to an arrest warrant issued by the Federal Court. The arrest warrant charged Mr. Bennett with three counts of conspiracy to commit obstruction of justice in violation of Title 18, United States Code, Sections 1510(a) and 1505, and Title 18, United States Code, Section 371. On June 21, 2006, Mr. Bennett pled guilty to one count of conspiracy to obstruct justice. Sentencing of Mr. Bennett is currently scheduled to take place in late November 2006.
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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
Derivative Actions Filed in 2004
In June 2004, a purported derivative action was filed in the Federal Court by Ranger Governance Ltd. against certain current or former employees and/or directors of the Company. In July 2004, two additional purported derivative actions were filed in the Federal Court by purported Company stockholders against certain current or former employees and/or directors of the Company. In November 2004, the Federal Court issued an order consolidating these three derivative actions. The plaintiffs filed a consolidated amended complaint (the Consolidated Complaint) on January 7, 2005. The Consolidated Complaint names as defendants Messrs. Wang, Kumar, Zar, Artzt, D’Amato, Richards, Ranieri and Woghin; David Kaplan; David Rivard; Lloyd Silverstein; Michael A. McElroy; Messrs McWade and Schwartz; Gary Fernandes; Robert E. La Blanc; Jay W. Lorsch; Kenneth Cron; Walter P. Schuetze; Messrs. de Vogel and Grasso; Roel Pieper; KPMG LLP; and Ernst & Young LLP. The Company is named as a nominal defendant. The Consolidated Complaint alleges a claim against Messrs. Wang, Kumar, Zar, Kaplan, Rivard, Silverstein, Artzt, D’Amato, Richards, McElroy, McWade, Schwartz, Fernandes, La Blanc, Ranieri, Lorsch, Cron, Schuetze, de Vogel, Grasso, Pieper and Woghin for contribution towards the consideration the Company had previously agreed to provide current and former stockholders in settlement of certain class action litigation commenced against the Company and certain officers and directors in 1998 and 2002 (see “— Stockholder Class Action and Derivative Lawsuits Filed Prior to 2004”) and seeks on behalf of the Company compensatory and consequential damages in an amount not less than $500 million in connection with the USAO and SEC investigations (see “— The Government Investigation”). The Consolidated Complaint also alleges a claim seeking unspecified relief against Messrs. Wang, Kumar, Zar, Kaplan, Rivard, Silverstein, Artzt, D’Amato, Richards, McElroy, McWade, Fernandes, La Blanc, Ranieri, Lorsch, Cron, Schuetze, de Vogel and Woghin for violations of Section 14(a) of the Exchange Act for alleged false and material misstatements made in the Company’s proxy statements issued in 2002 and 2003. The Consolidated Complaint also alleges breach of fiduciary duty by Messrs. Wang, Kumar, Zar, Kaplan, Rivard, Silverstein, Artzt, D’Amato, Richards, McElroy, McWade, Schwartz, Fernandes, La Blanc, Ranieri, Lorsch, Cron, Schuetze, de Vogel, Grasso, Pieper and Woghin. The Consolidated Complaint also seeks unspecified compensatory, consequential and punitive damages against Messrs. Wang, Kumar, Zar, Kaplan, Rivard, Silverstein, Artzt, D’Amato, Richards, McElroy, McWade, Schwartz, Fernandes, La Blanc, Ranieri, Lorsch, Cron, Schuetze, de Vogel, Grasso, Pieper and Woghin based upon allegations of corporate waste and fraud. The Consolidated Complaint also seeks unspecified damages against Ernst & Young LLP and KPMG LLP, for breach of fiduciary duty and the duty of reasonable care, as well as contribution and indemnity under Section 14(a) of the Exchange Act. The Consolidated Complaint requests restitution and rescission of the compensation earned under the Company’s executive compensation plan by Messrs. Artzt, Kumar, Richards, Zar, Woghin, Kaplan, Rivard, Silverstein, Wang, McElroy, McWade and Schwartz. Additionally, pursuant to Section 304 of the Sarbanes-Oxley Act, the Consolidated Complaint seeks reimbursement of bonus or other incentive-based equity compensation received by defendants Wang, Kumar, Schwartz and Zar, as well as alleged profits realized from their sale of securities issued by the Company during the time periods they served as the Chief Executive Officer (Messrs. Wang and Kumar) and Chief Financial Officer (Messrs. Schwartz and Zar) of the Company. Although no relief is sought from the Company, the Consolidated Complaint seeks monetary damages, both compensatory and consequential, from the other defendants, including current or former employees and/or directors of the Company, KPMG LLP and Ernst & Young LLP in an amount totaling not less than $500 million.
The consolidated derivative action has been stayed pending resolution of the 60(b) Motions (see “— Stockholder Class Action and Derivative Lawsuits Filed Prior to 2004”). Also, on February 1, 2005, the Company established a Special Litigation Committee of independent members of its Board of Directors to, among other things, control and determine the Company’s response to the consolidated derivative action and the 60(b) Motions. The Special Litigation Committee is continuing to review these matters. The Company is obligated to indemnify its officers and directors under certain circumstances to the fullest extent permitted by Delaware law. As a part of that obligation, the Company has advanced and

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
will continue to advance certain attorneys’ fees and expenses incurred by current and former officers and directors in various litigations and investigations arising out of similar allegations, including the litigation described above.
Texas Litigation
On August 9, 2004, a petition was filed by Sam Wyly and Ranger Governance, Ltd. against the Company in the District Court of Dallas County, Texas, seeking to obtain a declaratory judgment that plaintiffs did not breach two separation agreements they entered into with the Company in 2002 (the 2002 Agreements). Plaintiffs seek to obtain this declaratory judgment in order to file a derivative suit on behalf of the Company (see “—Derivative Actions Filed in 2004” above). On September 3, 2004, the Company filed an answer to the petition and on September 10, 2004, the Company filed a notice of removal seeking to remove the action to federal court. On February 18, 2005, Mr. Wyly filed a separate lawsuit in the United States District Court for the Northern District of Texas (the Texas Federal Court) alleging that he is entitled to attorneys’ fees in connection with the original litigation filed in Texas. The two actions have been consolidated. On March 31, 2005, the plaintiffs amended their complaint to allege a claim that they were defrauded into entering the 2002 Agreements and to seek rescission of those agreements and damages. The amended complaint in the Ranger Governance litigation seeks rescission of the 2002 Agreements, unspecified compensatory, consequential and exemplary damages and a declaratory judgment that the 2002 Agreements are null and void and that plaintiffs did not breach the 2002 Agreements. On May 11, 2005, the Company moved to dismiss the Texas litigation. On July 21, 2005, the plaintiffs filed a motion for summary judgment. On July 22, 2005, the Texas Federal Court dismissed the latter two motions without prejudice to refiling the motions later in the action. On September 1, 2005, the Texas Federal Court granted the Company’s motion to transfer the action to the Federal Court. Since the transfer, there have been no significant activities or developments.
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
In September 2004, two complaints to compel production of the Company’s books and records, including files that have been produced by the Company to the USAO and SEC in the course of their joint investigation of the Company’s accounting practices (see “—The Government Investigation”) were filed by two purported stockholders of the Company in Delaware Chancery Court pursuant to Section 220 of the Delaware General Corporation Law. The first complaint was filed on September 15, 2004, after the Company denied the purported stockholder access to some of the files requested in her initial demand, in particular files that had been produced by the Company to the USAO and SEC during the course of their joint investigation. The Company filed its answer to this complaint on October 15, 2004. On October 11, 2005, the Special Litigation Committee (see “—Derivative Actions Filed in 2004”) moved to stay this action. On December 13, 2005, the Delaware Chancery Court denied the Company’s motion to stay the action. The Company subsequently agreed to produce the requested documents, subject to any applicable privileges. On July 25, 2006, the purported stockholder filed a motion to compel production of the withheld files and un-redacted copies of certain documents previously produced. On August 23, 2006, the Delaware Chancery Court denied the motion to compel. The second complaint, filed on September 21, 2004, concerns the inspection of documents related to Mr. Kumar’s compensation, the independence of the Board of Directors and ability of the Board of Directors to sue for return of that compensation. The

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
Company filed its answer to this complaint on October 15, 2004 and there have been no developments since that time.
Derivative Actions Filed in 2006
On August 10, 2006, a purported derivative action was filed in the Federal Court by Charles Federman against certain current or former directors of the Company (the Federman Action). The complaint names as individual defendants Messrs. Cron, D’Amato, Fernandes, La Blanc, Lorsch, McCracken, Ranieri, Schuetze, Swainson, Zambonini, Artzt, DeVogel, Grasso and Pieper, and Mss. Unger and Strum Kenny. The Company is named as a nominal defendant. The complaint alleges purported claims against the individual defendants for breach of fiduciary duty, abuse of control, gross mismanagement, corporate waste, and violations of Section 14(a) of the Exchange Act for alleged false and material misstatements made in the Company’s proxy statements issued in 2003, 2004 and 2005. These purported claims appear to be premised upon certain disclosures made by the Company in the 2006 Form 10-K concerning the Company’s restatement of prior fiscal periods to reflect additional (a) non-cash, stock-based compensation expense relating to employee stock option grants prior to the Company’s fiscal year 2002, (b) subscription revenue relating to the early renewal of certain license agreements, and (c) sales commission expense that should have been recorded in the third quarter of the Company’s fiscal year 2006. The complaint seeks relief against the individual defendants of an unspecified amount of compensatory damages, equitable relief including an order setting aside the election of defendants D’Amato, Fernandes, La Blanc, Lorsch, McCracken, Ranieri, Schuetze, Swainson, Unger, and Zambonini to the Company’s Board of Directors, an award of plaintiff’s costs and expenses, including reasonable attorneys’ fees, as well as other unspecified damages allegedly sustained by the Company. In the opinion of management, the resolution of this lawsuit is not expected to have a material adverse effect on the financial position of the Company.
On September 13, 2006, a purported derivative action was filed in the Delaware Chancery Court by Muriel Kaufman asserting purported derivative claims against Messrs. Kumar, Wang, Zar, Silverstein, Woghin, Richards, Artzt, Cron, D’Amato, La Blanc, Ranieri, Lorsch, Schuetze, Vieux, De Vogel and Grasso, and Ms. Strum Kenny. The Company is named as a nominal defendant. The complaint alleges purported claims against the individual defendants for breach of fiduciary duty, corporate waste and contribution and indemnification, in connection with the accounting fraud and obstruction of justice that led to the criminal prosecution of certain former officials of the Company and to the DPA (see “— The Government Investigation”) and in connection with the settlement of certain class action and derivative lawsuits (see “— Stockholder Class Action and Derivative Lawsuits Filed Prior to 2004”). The complaint seeks an unspecified amount of compensatory damages, an accounting from each individual defendant, an award of plaintiff’s costs and expenses, including reasonable attorneys’ fees, and other unspecified damages allegedly sustained by the Company. In the opinion of management, the resolution of this lawsuit is not expected to have a material adverse effect on the financial position of the Company.
On September 15, 2006, a purported derivative action was filed in the Federal Court by Bert Vladimir and Irving Rosenzweig against certain current or former directors of the Company (the Vladimir Action). The complaint names as individual defendants Messrs. Kumar, Artzt, Wang, D’Amato, Fernandes, La Blanc, Ranieri, Lorsch, Schuetze, DeVogel, Cron, McCracken, Swainson, Zambonini, Pieper, Grasso, Goldstein and Lofgren, and Ms. Unger. The Company is named as a nominal defendant. The complaint alleges purported claims against the individual defendants for breach of fiduciary duty and violations of Section 14(a) of the Exchange Act. These purported claims appear to be premised upon certain disclosures made by the Company in the 2006 Form 10-K, concerning the Company’s restatement of prior fiscal periods to reflect additional (a) non-cash, stock-based compensation expense relating to employee stock option grants prior to the Company’s fiscal year 2002, (b) subscription revenue relating to the early renewal of certain license agreements, and (c) sales commission expense that should have been recorded in the third quarter of the Company’s fiscal year 2006. The complaint further alleges that certain of these allegations may have constituted “violation of the spirit, if not the letter of the DPA”. The complaint seeks relief against the individual defendants of an unspecified amount of compensatory and

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
punitive damages, equitable relief including an order rescinding certain stock option grants, and an award of plaintiffs’ costs and expenses, including reasonable attorneys’ fees. In the opinion of management, the resolution of this lawsuit is not expected to have a material adverse effect on the financial position of the Company.
By order dated October 26, 2006, the Federal Court ordered the Federman Action and the Vladimir Action consolidated. Under the order, the actions are now captioned “CA, Inc. Shareholders’ Derivative Litigation Employee Option Action,” and the plaintiffs were given 45 days to file a consolidated complaint.
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
NOTE K — SUBSEQUENT EVENTS
In October 2006, the Company announced that its Board of Directors adopted a new Stockholder Protection Rights Plan (the Rights Plan) which will replace the Company’s existing rights plan when it expires on November 30, 2006. The adoption of the Rights Plan was to address the corporate governance concerns associated with the existing rights plans. The Company will ask its stockholders to vote on the Rights Plan at the Company’s 2007 annual meeting. In connection with the adoption of the Rights Plan, the Company declared a dividend of one right on each outstanding share of the Company’s common stock. The dividend will be paid on November 30, 2006 upon expiration of CA’s existing rights plan to stockholders of record on October 26, 2006.

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q (Form 10-Q) contains certain forward-looking information relating to CA, Inc. (the “Company,” “Registrant,” “CA,” “we,” “our,” or “us”) that is based on the beliefs of and assumptions made by our management as well as information currently available to management. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” and similar expressions are intended to identify forward-looking information. Such information includes, for example, the statements made under the caption “Outlook” in this MD&A, but also appears in other parts of this Form 10-Q. This forward-looking information reflects our current views with respect to future events and is subject to certain risks, uncertainties, and assumptions, some of which are described in the section “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006 filed with the Securities and Exchange Commission. Should one or more of these risks or uncertainties occur, or should our assumptions prove incorrect, actual results may vary materially from those described in this Form 10-Q as anticipated, believed, estimated, or expected. We do not intend to update these forward-looking statements.
QUARTERLY UPDATE
•	In July 2006, we acquired XOsoft, Inc., a privately held company that provided continuous application availability solutions that minimize application downtime and accelerate time to recovery. The acquisition enables us to offer a complete recovery management solution that allows customers to minimize the risk of data loss, reduce the time spent on backups and expedite recovery of critical business services.

•	In July 2006, we announced that Nancy E. Cooper was named Executive Vice President and Chief Financial Officer of the Company, reporting to our Chief Executive Officer. Her appointment was effective on August 15, 2006.

•	In August 2006, we announced that Dr. Ajei S. Gopal joined CA as Senior Vice President and General Manager of the Enterprise Systems Management (ESM) business unit. Mr. Gopal succeeds Al Nugent who was recently appointed our Chief Technology Officer.

•	In August 2006, we announced a fiscal year 2007 cost reduction and restructuring plan (FY07 Plan) that is expected to yield approximately $200 million in annualized savings when completed. We currently expect a workforce reduction of approximately 1,400 positions, including 300 positions associated with joint ventures, facilities consolidations and other cost reduction initiatives. We expect to incur total pre-tax restructuring charges of approximately $150 million over the 2007 and 2008 fiscal years in connection with the restructuring plan.

•	In August 2006, we completed a sale and lease-back of our corporate headquarters located in Islandia, New York. The transaction resulted in net proceeds to the Company of approximately $201 million and a gain of approximately $7 million, which we will defer and amortize as a reduction to rent expense on a straight-line basis over the lease term.

•	In August 2006, we announced the commencement of a tender offer to purchase outstanding CA common stock. This tender offer represented the initial phase of a $2 billion stock repurchase plan that we announced in June 2006. On September 14, 2006, the tender offered expired and we purchased 41,225,515 shares at a purchase price of $24.00 per share, for a total price of approximately $989 million.

•	In September 2006, we announced that Amy Fliegelman Olli was named Executive Vice President and Co-General Counsel.

•	In September 2006, we acquired Cendura, a privately held provider of IT service management and application service delivery solutions. The acquisition of Cendura strengthens the competitive position of our Configuration Management Database (CMDB) product, a key component of our Business Services Optimization (BSO) solutions.

•	In September 2006, we announced a new release of Unicenter Network and Systems Management (Unicenter NSM) that offers a management database (MDB) built on Microsoft SQL Server and eases integration of CA and third-party management solutions—enabling customers to optimize service availability while protecting their existing IT investments.

•	In September 2006, we announced Day One support for IBM’s z/OS and z/OS.e version 1.8 across its mainframe software product line, continuing our unbroken record of support for new releases of the z/OS operating system on the very same day that the operating system becomes generally available.
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
Our subscription-based business model is unique among our competitors in the software industry and it may be difficult to compare our results for many of our performance indicators with those of our competitors. The following is a summary of the principal quantitative performance indicators that management uses to review performance:

	For the Three Months
	Ended September 30,			Percent
	2006	2005	Change	Change
		(restated)
	(dollars in millions)
Subscription revenue	$762	$704	$58	8%
Total revenue	$996	$950	$46	5%
Subscription revenue as a percent of total revenue	77%	74%	3%	4%
New deferred subscription value (direct)	$498	$575	$(77)	(13%)
New deferred subscription value (indirect)	$51	$47	$4	9%
Weighted average license agreement duration in years (direct)	2.98	2.92	0.06	2%
Cash provided by operations	$6	$299	$(293)	(98%)
Net income	$53	$46	$7	15%

	For the Six Months
	Ended September 30,			Percent
	2006	2005	Change	Change
		(restated)
	(dollars in millions)
Subscription revenue	$1,501	$1,406	$95	7%
Total revenue	$1,952	$1,877	$75	4%
Subscription revenue as a percent of total revenue	77%	75%	2%	3%
New deferred subscription value (direct)	$886	$911	$(25)	(3%)
New deferred subscription value (indirect)	$92	$90	$2	2%
Weighted average license agreement duration in years (direct)	2.75	2.84	(0.09)	(3%)
Cash (used in) provided by operations	$(40)	$392	$(432)	N/A
Net income	$88	$143	$(55)	(38%)

	Sept. 30,	March 31,		Percent
	2006	2006	Change	Change
	(dollars in millions)
Total cash, cash equivalents, and marketable securities	$1,295	$1,865	$(570)	(31%)
Total debt	$2,588	$1,816	$772	43%
Analyses of our performance indicators, including general trends, can be found in the “Results of Operations” and “Liquidity and Capital Resources” sections of this MD&A. The performance indicators discussed below are those that we believe are unique due to our subscription-based business model.
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
Payments received in the current period that are attributable to later years of a license agreement have a positive impact in the current period on billings and cash provided by continuing operating activities. Accordingly, to the extent such payments are attributable to the later years of a license agreement, the license will provide a correspondingly reduced contribution to billings and cash from operating activities during the license’s later years.
New Deferred Subscription Value — New deferred subscription value represents the total incremental value (contract value) of software licenses sold in a period, which will be accounted for under our subscription model of revenue recognition. In the second quarter of fiscal year 2005, we began offering more flexible license terms to our channel partners’ end users, necessitating ratable recognition of revenue for the majority of our indirect business. Prior to July 1, 2004, such channel license revenue had been recorded up-front on a sell-through basis (when a distributor, reseller, or value added reseller (VAR) sells the software product to its customers) and reported on the “Software fees and other” line item on the Consolidated Condensed Statements of Operations. New deferred subscription value excludes the value associated with single-year maintenance-only license agreements, license-only indirect sales, and professional services arrangements and does not include that portion of bundled maintenance or unamortized discounts that are converted into subscription revenue upon renewal of prior business model contracts.
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
RESULTS OF OPERATIONS
Revenue:
The following table presents the percentage of total revenue and the percentage of period-over-period dollar change for the revenue line items on our Consolidated Condensed Statements of Operations for the three and six-month periods ended September 30, 2006 and 2005. These comparisons of past financial results are not necessarily indicative of future results.

	For the Three Months			For the Six Months
	Ended September 30,			Ended September 30,
	Percentage		Percentage	Percentage		Percentage
	of		of	of		of
	Total		Dollar	Total		Dollar
	Revenue		Change	Revenue		Change
		2006/				2006/
	2006	2005	2005	2006	2005	2005
		(restated)			(restated)
Revenue
Subscription revenue	77%	74%	8%	77%	75%	7%
Maintenance	11%	12%	(1%)	11%	12%	(2%)
Software fees and other	3%	5%	(35%)	3%	4%	(35%)
Financing fees	1%	1%	(54%)	1%	1%	(48%)
Professional services	8%	8%	14%	8%	8%	18%
Total revenue	100%	100%	5%	100%	100%	4%
Total Revenue
Total revenue for the three months ended September 30, 2006 increased $46 million, or 5%, from the prior year comparable period to $996 million. Total revenue for the six months ended September 30, 2006 increased $75 million, or 4%, from the prior year comparable period to $1.95 billion. As more fully described below, the increase was primarily due to growth in subscription revenue and professional services revenue. These increases were partly offset by declines in maintenance, software fees and other revenue, and financing fees. Total revenue was favorably impacted by foreign exchange of $18 million and $20 million for the three and six-month periods ended September 30, 2006, respectively.

Subscription Revenue
Subscription revenue represents the portion of revenue ratably recognized on software license agreements entered into under our business model. Some of the licenses recorded between October 2000, when our business model was implemented, and the second quarter of fiscal year 2007 continued to contribute to subscription revenue on a monthly, ratable basis. As a result, subscription revenue for the quarter ended September 30, 2006 includes the ratable recognition of contracts recorded in the second quarter of fiscal year 2007, as well as contracts and related renewals recorded between October 2000 and the first quarter of fiscal year 2007, depending on the contract length. As we begin to reach maturity of our model and based upon the timing of remaining old business model contract renewals, the impact of the transition to our new business model on revenues will decline.
Under the prior business model, maintenance revenue was separately identified and was reported on the “Maintenance” line item in the Consolidated Condensed Statements of Operations. Under our business model, maintenance that is bundled with product sales is not separately identified in our customers’ license agreements and therefore is included within the “Subscription revenue” line item in the Consolidated Condensed Statements of Operations. Under the prior business model, financing revenue was also separately identified in the Consolidated Condensed Statements of Operations. Under our business model, financing fees are no longer applicable and the entire contract value is now recognized as subscription revenue over the term of the contract. We are not able to quantify the impact that each of these factors had on subscription revenue.
Subscription revenue for the quarter ended September 30, 2006 increased $58 million, or 8%, from the comparable prior year quarter to $762 million. Sales made directly to our end-user customers, which we define as our direct business, contributed approximately $708 million to subscription revenue compared to $666 million in the comparable prior year quarter. The increase was primarily due to increases in new deferred subscription value from acquired products as well as the manner in which we record maintenance revenue under our business model, as described above. Sales made through our channel partners, which we define as our indirect business, contributed approximately $54 million to subscription revenue compared to $38 million in the comparable prior year period primarily due to the continued transition of indirect revenue to the ratable model, which began in the second quarter of fiscal year 2005.
Subscription revenue for the six months ended September 30, 2006 increased $95 million, or 7%, from the comparable prior year period to $1.50 billion. The direct and indirect businesses contributed approximately $1.40 billion and $100 million, respectively, as compared to $1.34 billion and $69 million, respectively for the comparable prior year period. The increases for the six month period are attributable to the same factors as those described above for the second quarter.
For the quarter ended September 30, 2006, we added new deferred subscription value related to our direct business of $498 million, as compared to $575 million for the comparable prior year period. The lower level of new deferred subscription value was primarily attributable to our decision to realign and restructure the sales force to achieve lower cost of sales and higher productivity and more discipline on contract renewals. We recorded $51 million of new deferred subscription value for the quarter ended September 30, 2006 related to our indirect business, compared to $47 million in the prior year. The weighted average duration of license agreements executed in the quarters ended September 30, 2006 and 2005 was 2.98 and 2.92 years, respectively.
Maintenance
Maintenance revenue for the quarter ended September 30, 2006 decreased $1 million, or 1%, from the comparable prior fiscal year quarter to $112 million. The decline in maintenance revenue was primarily attributable to our transition to, and the increased number of license agreements under, our business model, where maintenance revenue, bundled along with license revenue, is reported on the “Subscription revenue” line item on the Consolidated Condensed Statements of Operations. The combined maintenance and license revenue on these types of license agreements is recognized on a monthly basis ratably over the term of the agreement. We are unable to quantify the impact that our transition to our business model had on maintenance revenue since maintenance bundled with software licenses is not separately identified. The decline in maintenance revenue was partly offset by separately identifiable maintenance revenue recorded from acquisitions completed subsequent to the second quarter of fiscal year 2006 of $8 million. Additionally, maintenance revenue attributable to the indirect business for the three month period ended September 30, 2006 increased $5 million compared to comparable prior fiscal year quarter to $17 million.
The amount of maintenance revenue for the six months ended September 30, 2006 decreased approximately $5 million over the comparable prior fiscal year period to $215 million. The decline was primarily attributable to the manner in which we record maintenance revenue under our business model as described above. We recorded approximately $19 million of incremental separately identifiable maintenance in the first six months of fiscal year 2007 from acquisitions. Maintenance revenue from our indirect business for the six months ended September 30, 2006 increased $6 million from the comparable prior year period to $32 million.
Software Fees and Other
Software fees and other revenue consists of revenue related to distribution and original equipment manufactures (OEM) channel partners (sometimes referred to as our “indirect” or “channel” revenue) that has been recorded on an up-front sell-through basis, certain revenue associated with acquisitions prior to the transition to our business model, revenue from joint ventures, royalty revenue and other revenue. New deferred subscription value related to acquisitions is initially recorded on the acquired company’s systems generally under a perpetual or up-front model, and is typically converted to our ratable model within the first fiscal year after the acquisition. As these contracts are renewed under our business model, revenue is recognized ratably as subscription revenue on a monthly basis over the term of the agreement.
Software fees and other revenue for the second quarter of fiscal year 2007 decreased $15 million, or 35%, from the comparable prior year quarter to $28 million. This reduction is principally due to a $2 million decline in prior business model revenue, as ratable revenue from new business model contracts was recognized as subscription revenue in the Consolidated Condensed Statements of Operations. Additionally, we experienced declines in indirect revenue associated with the transition to our subscription model, as well as declines in revenue from acquisitions, as compared with the comparable prior year period.
Software fees and other for the six months ended September 30, 2006 decreased $28 million, or 35%, from the comparable prior year period to $52 million. The decrease is attributable to the same factors as those described above for the second quarter decrease.
Financing Fees
Financing fees result from the initial discounting to present value of product sales with extended payment terms under the prior business model, which required up-front revenue recognition. This discount initially reduced the related installment accounts receivable and is referred to as “Unamortized discounts.” The related unamortized discount is amortized over the life of the applicable license agreement and is reported as financing fees. Under our business model, additional unamortized discounts are no longer recorded, since we no longer recognize revenue on an up-front basis for sales of products with extended payment terms. As expected, for the quarter ended September 30, 2006, financing fees decreased $7 million, or 54%, from the comparable prior year quarter to $6 million. The decrease is attributable to the discontinuance of offering license agreements under the prior business model and is expected to decline to zero over the next several years.
Financing fees for the six months ended September 30, 2006 decreased $13 million, or 48%, from the comparable prior year period to $14 million. The decrease for the six month period is attributable to the same factors as described above for the second quarter decrease.
Professional Services
Professional services revenue for the quarter ended September 30, 2006 increased $11 million, or 14%, from the comparable prior year quarter to $88 million. The increase was attributable to professional services engagements relating to companies acquired subsequent to the first quarter of fiscal year 2006 of approximately $3 million, growth in security software engagements which utilize Access Control and Identity Management solutions and project and portfolio management services tied to Clarity solutions.
Professional services revenue for the six months ended September 30, 2006 increased $26 million, or 18%, from the comparable prior year period to $170 million. The increase for the six month period was attributable to the same factors as described above for the second quarter increase, including approximately $8 million from engagements relating to acquired companies.
Total Revenue by Geography
The following table presents the amount of revenue earned from the United States and international geographic regions and corresponding percentage changes for the three and six-month periods ended September 30, 2006 and 2005. These comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	(dollars in millions)
	2006	2005	Change	2006	2005	Change
		(restated)			(restated)
United States	$527	$494	7%	$1,045	$978	7%
International	469	456	3%	907	899	1%

	$996	$950	5%	$1,952	$1,877	4%
Revenue in the United States increased by approximately $33 million, or 7%, and $67 million, or 7%, respectively for the three and six-month periods ended September 30, 2006, as compared with the prior year comparable periods. The increase was primarily attributable to growth from acquisitions. International revenue increased by approximately $13 million, or 3%, and $8 million, or 1%, respectively, for the three and six-month periods ended September 30, 2006, primarily due to the favorable impact from foreign exchange of $18 million and $20 million, respectively.
Price changes did not have a material impact on revenue in the second quarter of fiscal year 2007 or on the comparable prior fiscal year period.

Expenses:
The following table presents expenses as a percentage of total revenue and the percentage of period-over-period dollar change for the line items on our Consolidated Condensed Statements of Operations for the three and six-month periods ended September 30, 2006. These comparisons of financial results are not necessarily indicative of future results.

	For the Three Months			For the Six Months
	Ended September 30,			Ended September 30,
	Percentage		Percentage	Percentage		Percentage
	of		of	of		of
	Total		Dollar	Total		Dollar
	Revenue		Change	Revenue		Change
			2006/			2006/
	2006	2005	2005	2006	2005	2005
		(restated)			(restated)
Operating expenses
Amortization of capitalized software costs	8%	12%	(25%)	10%	12%	(16%)
Cost of professional services	8%	7%	23%	8%	7%	22%
Selling, general, and administrative	43%	40%	11%	44%	41%	11%
Product development and enhancements	18%	19%	(1%)	18%	19%	2%
Commission, royalties and bonuses	7%	7%	7%	7%	7%	11%
Depreciation and amortization of other intangible assets	4%	3%	16%	4%	3%	15%
Other gains, net	(2%)	—	N/A	(1%)	—	N/A
Restructuring and other	5%	5%	7%	3%	2%	31%
Charge for in-process research and development costs	1%	1%	(29%)	1%	1%	(44%)
Total expenses before interest and taxes	92%	94%	3%	93%	92%	6%
Interest expense, net	1%	1%	20%	1%	1%	5%

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
Amortization of capitalized software costs for the three and six-month periods ended September 30, 2006 declined by $28 million and $36 million, respectively, from the comparable prior year periods to $83 million and $188 million, respectively. The decline was primarily attributable to certain software costs being fully amortized.
Cost of Professional Services
Cost of professional services consists primarily of the personnel-related costs associated with providing professional services and training to customers. Cost of professional services for the three and six-month periods ended September 30, 2006 increased $15 million, or 23%, and $27 million, or 22%, respectively, from the comparable prior fiscal year periods to $80 million and $152 million, respectively. The increases were primarily attributable to the increase in professional services revenue noted above.

Selling, General and Administrative (SG&A)
SG&A expenses for the quarter ended September 30, 2006 increased $42 million, or 11%, from the comparable prior year quarter to $425 million. The increase was primarily attributable to higher personnel costs of approximately $30 million principally related to recent acquisitions, as well as a credit recorded to the provision for doubtful accounts in the prior year quarter of approximately $10 million which did not recur in the current quarter. There were no significant savings realized within the current quarter associated with the fiscal year 2007 cost reduction and restructuring plan (FY07 Plan) announced in August 2006 as most of the headcount reductions did not take place until the end of the quarter.
SG&A expenses for the six-month period ended September 30, 2006 increased $87 million, or 11%, compared to the prior fiscal year period to $859 million. The increase was primarily attributable to higher personnel costs of approximately $60 million principally related to recent acquisitions, as well as a credit recorded to the provision for doubtful accounts in the prior year period of approximately $14 million which did not recur in the current fiscal period and higher selling and marketing related costs of approximately $10 million.
Product Development and Enhancements
For the quarter ended September 30, 2006, product development and enhancement expenditures, which include product support, decreased $1 million, or 1%, from the comparable prior year quarter to $178 million. For the quarters ended September 30, 2006 and 2005, product development and enhancement expenditures represented approximately 18% and 19% of total revenue, respectively. During the second quarter of fiscal year 2006, we continued to focus on and invest in product development and enhancements for emerging technologies, as well as a broadening of our enterprise product offerings.
Product development and enhancement expenditures for the six-month period ended September 30, 2006, increased $6 million, or 2%, from the comparable prior year period to $357 million. For the six-month periods ended September 30, 2006 and 2005, product development and enhancement expenditures represented approximately 18% and 19% of total revenue, respectively.
Commissions, Royalties and Bonuses
Commissions, royalties and bonuses for the second quarter of fiscal year 2007 increased $5 million, or 7%, from the comparable prior year quarter to $73 million. The increase was primarily due to higher external royalties over the prior year by approximately $5 million due to an increased level of royalties associated with recent acquisitions, royalties associated with the newly formed Ingres Corporation, and higher sales of certain royalty bearing channel products. Sales commissions are expensed in the period in which customers sales contracts are signed, while bonuses are typically estimated and accrued based on projections of full year performance.
Commissions, royalties and bonuses for the six-months ended September 30, 2006 increased $14 million, or 11%, from the comparable prior year period to $144 million. The increase for the six months was primarily due to higher bonuses resulting from acquisition-related retention payments and an increase in the number of non-sales individuals compensated through annual incentive compensation (bonus) plans, as well as higher external royalties as explained above.
While commissions expense for the first half of fiscal year 2007 is consistent with our commissions expense for the first half of fiscal year 2006, we have made changes to CA’s Incentive Compensation Plan (the “Incentive Compensation Plan”) for fiscal year 2007, as well as certain commission-related processes, which we believe will enhance our ability to control overall commissions expense and avoid unexpected increases in commissions expense as occurred in the second half of fiscal year 2006, as well as improve our ability to effectively estimate, calculate, monitor, and timely pay sales commissions. For further description of the changes to the Incentive Compensation Plan and related processes, refer to “—Critical Accounting Policies and Business Practices—Sales Commissions”. Refer also to Item 4, “Controls and Procedures” and Part II, Item 1a, “Risk Factors”.

We have also made substantial changes to our sales organization and sales coverage model. In April 2006, we expanded our “named account” direct sales model in which Account Directors and Account Managers are dedicated to managing the Company’s relationships with specific new and existing enterprise accounts. Their focus is on selling new solutions to enterprise customers. While reducing the overall size of our sales force through a reorganization of the sales force in North America and Latin America, effective in October 2006, we more than doubled the number of Account Directors and Account Managers who are to perform this function. Also, in October 2006, the members of our technical sales organization in North America, consisting of more than 1,500 employees, were assigned revised roles as solution strategists, technology specialists, and consultants, aligned around our product solutions and business units, to be deployed as needed by our Account Directors and Account Managers in connection with the sale of new products and solutions. We also have a core group of sales people who are dedicated to managing, maintaining and renewing our installed customer base. The balance of our market will be covered substantially through our resellers and partners. We are engaged in an extensive training program to enable our sales force to perform their new roles effectively. The purpose of these changes, together with changes to the Incentive Compensation Plan and related process changes, is threefold: i) to address the commissions issues that arose in connection with the fiscal year 2006 Incentive Compensation Plan; ii) to reduce costs and increase productivity; and iii) to enable the Company to increase its sales of new products and solutions to new and existing customers while protecting the Company’s installed base. We believe the uncertainty associated with these matters adversely affected the Company’s overall performance in the first half of fiscal year 2007. Refer also to Part II, Item 1a, “Risk Factors”.
Depreciation and Amortization of Other Intangible Assets
Depreciation and amortization of other intangible assets for the quarter ended September 30, 2006 increased $5 million, or 16%, from the comparable prior year quarter to $37 million. The increase in depreciation and amortization of other intangible assets was primarily due to the amortization of intangibles recognized in conjunction with recent acquisitions and our ERP system that went live in April 2006.
Depreciation and amortization of other intangible assets for the six months ended September 30, 2006 increased $9 million, or 15%, from the comparable prior year period to $71 million. The increases was attributable to the same factors discussed above.
Other Gains, Net
Other gains, net includes gains and losses attributable to divested assets, certain foreign currency exchange rate fluctuations, and certain other infrequent events. For the quarter ended September 30, 2006 other gains, net increased by $12 million to $16 million. The increase was principally due to the sale of shares of an investment in marketable securities for a gain of approximately $14 million.
Other gains, net for the six months ended September 30, 2006 increased $10 million primarily due to the sale of marketable securities discussed above.
Restructuring and Other
During the second quarter of fiscal year 2007, we recorded restructuring and other charges of approximately $48 million as compared to $45 million in the prior year comparable quarter. The primary driver for the charge in fiscal year 2007 was approximately $39 million of severance and other termination benefits relating to approximately 750 individuals under the FY07 Plan. The specific plans associated with the balance of the planned reductions in workforce are still being finalized and the associated charges will be recorded once the actions are approved by management. We currently estimate a reduction in workforce of approximately 1,400 individuals under the FY07 Plan, including approximately 300 positions associated with joint ventures. We expect to incur approximately $150 million in pre-tax charges under the FY07 Plan, associated with workforce reductions and facility closures. Through September 30, 2006, the Company has terminated approximately 600 individuals under the FY07 Plan. In addition, we recorded additional restructuring charges associated with the fiscal 2006 restructuring plan (FY06 Plan) announced in July 2005 of approximately $7 million as compared to $37 million recorded in the prior year comparable quarter. The total projected cost for the FY06 Plan is approximately $100 million, of which approximately $83 million has been recognized. The associated restructuring liability balances are included in “Accrued expenses and other current liabilities” on the Consolidated Condensed Balance Sheets.
Additionally, we incurred costs of approximately $2 and $3 million in the second quarter of fiscal years 2007 and 2006, respectively, in connection with the Company’s Deferred Prosecution Agreement entered into with the United States Attorney’s Office for the Eastern District of New York. We also recorded a charge of approximately $5 million recorded in the prior year associated with termination of a non-core application development professional services project in the second quarter of fiscal year 2006.
For the six-months ended September 30, 2006, we recorded restructuring and other charges of $59 million as compared to $45 million in the comparable prior year period. The primary driver for the charge in fiscal year 2007 was approximately $39 million of severance and other termination benefits related to the FY07 Plan. Charges related to the FY06 Plan recorded in the current fiscal year were approximately $17 million principally related to severance costs, compared to $37 million recorded in the comparable prior year period. Additionally, the Company incurred costs of approximately $3 million in both the six month periods ended September 30, 2006 and 2005, respectively, in connection with the Company’s Deferred Prosecution Agreement entered into with the United States Attorney’s Office for the Eastern District of New York.
Charge for In-Process Research and Development Costs
Charge for in-process research and development cost for the three and six-months ended September 30, 2006 decreased $4 million, or 29%, and $8 million, or 44%, respectively, from the comparable prior year period to $10 million. The charge for in-process research and development costs was associated with acquisition of XOsoft during the second quarter of fiscal year 2007.
Interest Expense, net
Net interest expense for the second quarter of fiscal year 2007 increased $2 million, or 20%, compared to the prior fiscal year second quarter to $12 million. The increase was primarily due to a decrease in our average cash balance as well as higher borrowings under the credit facility associated with our $1 billion tender offer.
Net interest expense for the first six months of fiscal year 2007 increased $1 million, or 5%, compared to the prior fiscal year comparable period to $20 million. The increase was due to the same factors as those discussed above and was partly offset by lower interest expense on the 6.375% Senior Notes which were repaid in April 2005.
Income Taxes
Income tax expense (benefit) for the three and six-month periods ended September 30, 2006 was $13 million and $21 million, respectively, compared to the three and six-month periods ended September 30, 2005 of $1 million and ($5) million, respectively. For the quarter ended September 30, 2006, the tax provision included a net benefit of approximately $10 million, primarily arising from the resolution of certain state and international tax contingencies. For the six-month period ending September 30, 2006, the tax provision included a net benefit of approximately $17 million, primarily arising from the resolution of certain international and U.S. tax contingencies.
For the quarter ended September 30, 2005, the tax provision included a net benefit of approximately $14 million, primarily arising from the conclusion of an international tax examination and the reduction of a valuation allowance related to foreign net operating loss carry forwards. In addition to the aforementioned $14 million benefit, the six-month period ended September 30, 2005 included a net benefit of approximately $36 million reflecting IRS Notice 2005-38. Notice 2005-38 permitted the utilization of foreign tax credits in calculating the special one-time dividends received deduction on repatriating funds as provided by the American Jobs Creation Act of 2004.
We are subject to tax in many jurisdictions and a certain degree of estimation is required in recording assets and liabilities related to income taxes. We believe that adequate provision has been made for any adjustments that may result from tax examinations. The outcome of tax examinations, however, cannot be predicted with certainty as tax matters could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing or inclusion of revenue and expenses or the sustainability of income tax credits for a given audit cycle. Should any issues addressed in our tax audits be resolved in a manner not consistent with management’s expectations, we could be required to adjust the provision for income tax in the period such resolution occurs.
LIQUIDITY AND CAPITAL RESOURCES
Cash, cash equivalents and marketable securities totaled $1.30 billion at September 30, 2006, a decrease of $0.57 billion from the March 31, 2006 balance of $1.87 billion. Compared to rates at March 31, 2006, cash and cash equivalents increased by approximately $28 million due to the positive effect that foreign currency exchange rates had on cash during the first six months of fiscal year 2007.
Sources and Uses of Cash
Cash (used in) generated from operating activities for the six months ended September 30, 2006 and 2005 was $(40) million and $392 million, respectively. In the first six months of fiscal year 2007, cash used in operating activities was negatively impacted by changes in working capital, including an increase in the accounts receivable cycle and a decline in the accounts payable cycle. For the six months ended September 30, 2006, accounts receivable, net of deferred revenue and maintenance, increased approximately $58 million, compared to a decline in the comparable prior year period of $70 million. This increase was primarily attributed to an increase in the accounts receivable cycle which we do not believe will represent a trend for future periods. Accounts payable, accrued expenses and other liabilities declined approximately $112 million compared to an increase in the comparable prior year period of $62 million. The decline in the accounts payable cycle was related to management’s determination that its payable cycle had exceeded an optimal level and that it should be reduced. Other factors contributing to the decline in cash from operations included higher expenses and the timing of fiscal 2007 contributions to the CA Savings Harvest Plan, a 401(k) plan, which were not pre-funded in fiscal year 2006.
The Company’s estimate of the fair value of net installment accounts receivable recorded under the prior business model approximates carrying value. Amounts due from customers under our business model are offset by deferred subscription value related to these license agreements, leaving no or minimal net carrying value on the balance sheet for such amounts. The fair value of such amounts may exceed this carrying value but cannot be practically assessed since there is no existing market for a pool of customer receivables with contractual commitments similar to those owned by us. The actual fair value may not be known until these amounts are sold, securitized or collected. Although these customer license agreements commit the customer to payment under a fixed schedule, the agreements are considered executory in nature due to the ongoing commitment to provide unspecified future products as part of the agreement terms.
Under our business model, we can estimate the total amounts to be billed and/or collected at the conclusion of a reporting period. For current business model contracts, amounts we expect to bill within the next fiscal year at September 30, 2006 decreased by approximately $40 million to approximately $1.64 billion from the end of the prior fiscal year. Amounts we expect to bill for periods after 12 months declined by $68 million to $1.17 billion. These declines are due to a combination of the timing of customer payments and renewals of existing contracts. The estimated amounts expected to be collected and a reconciliation of such amounts to the amounts we recorded as accounts receivable are as follows:

Reconciliation of Amounts to be Collected to Accounts Receivable

	September 30,	March 31,
	2006	2006
	(in millions)

Current:

Accounts receivable	$580	$828
Other receivables	45	77
Amounts to be billed within the next 12 months — business model	1,640	1,680
Amounts to be billed within the next 12 months — prior business model	234	254
Less: allowance for doubtful accounts	(26)	(25)

Net amounts expected to be collected — current	2,473	2,814

Less:
Unamortized discounts	(35)	(44)
Unearned maintenance	(1)	(4)
Deferred subscription revenue — current, billed	(348)	(534)
Deferred subscription value — current, uncollected	(815)	(476)
Deferred subscription value — noncurrent, uncollected, related to current accounts receivable	(825)	(1,204)
Unearned professional services	(27)	(47)

Trade and installment accounts receivable — current, net	422	505

Non-Current:

Amounts to be billed beyond the next 12 months — business model	1,168	1,236
Amounts to be billed beyond the next 12 months — prior business model	445	511
Less: allowance for doubtful accounts	(13)	(20)

Net amounts expected to be collected — noncurrent	1,600	1,727

Less:
Unamortized discounts	(28)	(34)
Unearned maintenance	(2)	(8)
Deferred subscription value — noncurrent, uncollected	(1,168)	(1,236)

Installment accounts receivable — noncurrent, net	402	449

Total accounts receivable, net	$824	$954

Deferred Subscription Value:	September 30,	March 31,
	2006	2006
	(in millions)
Deferred subscription revenue (collected) — current	$1,347	$1,517
Deferred subscription revenue (collected) — noncurrent	468	448
Deferred subscription revenue current, billed	348	534
Deferred subscription value — current, uncollected	815	476
Deferred subscription value — noncurrent, uncollected, related to current accounts receivable	825	1,204
Deferred subscription value — noncurrent, uncollected	1,168	1,236

Aggregate deferred subscription value balance	$4,971	$5,415

The reduced aggregate deferred subscription value balance at September 30, 2006 as compared to March 31, 2006 is due principally to reduced bookings in the second quarter of fiscal year 2007 relative to the fourth quarter of fiscal year 2006. This decline is principally due to the expected trend of our bookings cycle, as historically, our bookings have been lower in the first half of a fiscal year as compared to the second half of our fiscal year. The fourth quarter has generally been our highest bookings quarter for any given fiscal year.
Approximately 9% of the total deferred subscription value balance of approximately $4.97 billion at September 30, 2006 is associated with multi-year contracts signed with the U.S. Federal Government and other U.S. state and local governmental agencies that are generally subject to annual fiscal funding approval and/or may be terminated at the convenience of the government. While funding under these contracts is not assured, we do not believe any circumstances exist which might indicate that such funding will not be approved and paid in accordance with the terms of our contracts. For any contracts with governmental agencies who are first-time customers that are subject to annual fiscal funding approval, we generally do not record the deferred subscription value for the unbilled portion of the contract until the funding is approved. We also receive contracts from non-U.S. governmental agencies that contain similar provisions. The total balance of deferred subscription value related to non-U.S. governmental agencies that may be terminated at the convenience of the agencies is not material to the overall deferred subscription value balance.
Other sources and uses of cash for the first six months of fiscal year 2007 included net proceeds from the sale-leaseback of the Company’s headquarters in Islandia, New York for $201 million, sales of marketable securities for $44 million, and the sale-leaseback of certain IT equipment for $15 million. In addition, the Company repurchased approximately 41 million shares of its common stock under a tender offer in September 2006 which was funded with approximately $240 million of existing cash and $750 million in new borrowings under the revolving credit facility. The Company paid $173 million, net of cash acquired, for the acquisition of four companies in fiscal year 2007.
First Six Months of Fiscal Year 2007 versus Fiscal Year 2006 Comparison
Operating Activities:
Cash used in operating activities for the first six months of fiscal year 2007 was $40 million, representing a decline of approximately $432 million compared to the prior year period. The decline was driven primarily by higher disbursements to vendors and higher payroll related disbursements of approximately $351 million in the aggregate and lower collections of approximately $95 million, primarily due to an increase in the receivables cycle, partially offset by a $75 million restitution fund payment in the second quarter of fiscal year 2006 that did not recur in the second quarter of fiscal year 2007. The higher payroll related disbursements were primarily the result of increased personnel costs from acquisitions as well as higher payments for commissions due to increased commission costs in the fourth quarter of fiscal year 2006 as compared to the prior year period.
Investing Activities:
Cash used in investing activities for the first six months of fiscal year 2007 was $35 million compared to $485 million for the prior year period. The reduction in cash used in investing activities was primarily related to a reduction of $453 million in amounts paid for acquisitions, net of cash acquired, and the net proceeds from the sale-leaseback of the Company’s corporate headquarters in Islandia, New York of $201 million. Partially offsetting this was a reduction in proceeds received from the sale of marketable securities of $218 million.
Financing Activities:
Cash used in financing activities for the first six months of fiscal year 2007 was $489 million compared to $1.14 billion in the comparable prior year period. The reduction is due primarily to the $911 million repayment of the Company’s 6.375% Senior Notes in fiscal year 2006, as well as the higher volume of shares repurchased in fiscal year 2007 under the tender offer, which was partly offset by new borrowings under the Company’s $1 billion revolving credit facility of $750 million.
Second Quarter Fiscal Year 2007 versus Fiscal Year 2006 Comparison
Operating Activities:
Cash generated by operating activities for the second quarter of fiscal year 2007 was $6 million, representing a decline of approximately $293 million compared to the prior year period. The decline was primarily driven by higher disbursements to vendors and higher payroll related disbursements of approximately $198 million in the aggregate, lower collections of approximately $142 million, primarily due to an increase in the receivables cycle and, to a lesser extent, a 13% decline in new deferred subscription value in our direct business to $498 million, partially offset by a $75 million restitution fund payment in the second quarter of fiscal year 2006 that did not recur in the second quarter of fiscal year 2007. As noted above, the higher payroll related disbursements were primarily the result of increased personnel costs from acquisitions.
Investing Activities:
Cash generated by investing activities for the second quarter of fiscal year 2007 was $112 million compared to cash used in investing activities of $284 million for the prior year period. The increase in cash from investing activities was primarily due to a reduction of $224 million in amounts paid for acquisitions, net of cash acquired, and the net proceeds from the sale-leaseback of the Company’s corporate headquarters in Islandia, New York of $201 million, partially offset by a reduction in proceeds received from the sale of marketable securities of $51 million in fiscal year 2006.
Financing Activities:
Cash used in financing activities for the second quarter of fiscal year 2007 was $315 million compared to $256 million in the comparable prior year period. The increase in cash used was primarily due to an $881 million increase in purchases of common stock due to the Company’s $1 billion tender offer, partially offset by new borrowings under the revolving credit facility of $750 million.

Liquidity
As of September 30, 2006 and March 31, 2006, our debt arrangements consisted of the following:

	September 30, 2006		March 31, 2006
	Maximum	Outstanding	Maximum	Outstanding
	Available	Balance	Available	Balance
	(in millions)
Debt Arrangements:
2004 Revolving Credit Facility (expires December 2008)	$1,000	$750	$1,000	$—
6.500% Senior Notes due April 2008	—	350	—	350
4.750% Senior Notes due December 2009	—	500	—	500
1.625% Convertible Senior Notes due December 2009	—	460	—	460
5.625% Senior Notes due December 2014	—	500	—	500
International line of credit	5	—	5	—
Capital lease obligations and other	—	28	—	6

Total		$2,588		$1,816

2004 Revolving Credit Facility
In December 2004, we entered into an unsecured, revolving credit facility (the 2004 Revolving Credit Facility). The maximum committed amount available under the 2004 Revolving Credit Facility is $1 billion, exclusive of incremental credit increases of up to an additional $250 million which are available subject to certain conditions and the agreement of our lenders. The 2004 Revolving Credit Facility expires December 2008 and $750 million was drawn as of September 30, 2006. No amounts were drawn as of March 31, 2006.
We drew down $750 million in September 2006 in order to finance the $1 billion tender offer, which is further described in the “Statements of Cash Flows” section of Note A, “Basis of Presentation” in this Quarterly Report on Form 10-Q. Borrowings under the 2004 Revolving Credit Facility bear interest at a rate dependent on our credit ratings at the time of such borrowings and are calculated according to a base rate or a Eurocurrency rate, as the case may be, plus an applicable margin and utilization fee. The Company’s current borrowing rate is 6.54%. Depending on our credit rating at the time of borrowing, the applicable margin can range from 0% to 0.325% for a base rate borrowing and from 0.50% to 1.325% for a Eurocurrency borrowing, and the utilization fee can range from 0.125% to 0.250%. Based on our credit ratings as of October 2006, the applicable margin is 0.025% for a base rate borrowing and 1.025% for a Eurocurrency borrowing, and the utilization fee is 0.125%. In addition, we must pay facility fees quarterly at rates dependent on our credit ratings. The facility fees can range from 0.125% to 0.30% of the aggregate amount of each lender’s full revolving credit commitment (without taking into account any outstanding borrowings under such commitments). Based on our credit ratings as of October 2006, the facility fee is 0.225% of the aggregate amount of each lender’s revolving credit commitment.
The 2004 Revolving Credit Facility contains customary covenants for transactions of this type, including two financial covenants: (i) for the 12 months ending each quarter-end, the ratio of consolidated debt for borrowed money to consolidated cash flow, each as defined in the 2004 Revolving Credit Facility, must not exceed 4.00 for the quarters ending September 30, 2006 and thereafter; and (ii) for the 12 months ending each quarter-end, the ratio of consolidated cash flow to the sum of interest payable on, and amortization of debt discount in respect of, all consolidated debt for borrowed money, as defined in the 2004 Revolving Credit Facility, must not be less than 5.00. In addition, as a condition precedent to each borrowing made under the 2004 Revolving Credit Facility, as of the date of such borrowing, (i) no event of default shall have occurred and be continuing and (ii) we are to reaffirm that the representations and warranties made in the 2004 Revolving Credit Facility (other than the representation with respect to material adverse changes, but including the representation regarding the absence of certain material litigation) are correct. As of November 3, 2006, we are in compliance with these debt covenants.

Fiscal Year 1999 Senior Notes
In fiscal year 1999, the Company issued $1.75 billion of unsecured Senior Notes in a transaction pursuant to Rule 144A under the Securities Act of 1933 (Rule 144A). Amounts borrowed, rates, and maturities for each issue were $575 million at 6.25% due April 15, 2003, $825 million at 6.375% due April 15, 2005, and $350 million at 6.5% due April 15, 2008. In April 2005, the Company repaid the $825 million remaining balance of the 6.375% Senior Notes from available cash balances. As of September 30, 2006, $350 million of the 6.5% Senior Notes remained outstanding.
Fiscal Year 2005 Senior Notes
In November 2004, the Company issued an aggregate of $1 billion of unsecured Senior Notes (2005 Senior Notes) in a transaction pursuant to Rule 144A. The Company issued $500 million of 4.75%, 5-year notes due December 2009 and $500 million of 5.625%, 10-year notes due December 2014. The Company used the net proceeds from this issuance to repay debt. The Company has the option to redeem the 2005 Senior Notes at any time, at redemption prices equal to the greater of (i) 100% of the aggregate principal amount of the notes of such series being redeemed and (ii) the present value of the principal and interest payable over the life of the 2005 Senior Notes, discounted at a rate equal to 15 basis points and 20 basis points for the 5-year notes and 10-year notes, respectively, over a comparable U.S. Treasury bond yield. The maturity of the 2005 Senior Notes may be accelerated by the holders upon certain events of default, including failure to make payments when due and failure to comply with covenants in the 2005 Senior Notes. The 5-year notes were issued at a price equal to 99.861% of the principal amount and the 10-year notes at a price equal to 99.505% of the principal amount for resale under Rule 144A and Regulation S. The Company also agreed for the benefit of the holders to register the 2005 Senior Notes under the Securities Act of 1933 pursuant to a registered exchange offer so that the 2005 Senior Notes may be sold in the public market. Because the Company did not meet certain deadlines for completion of the exchange offer, the interest rate on the 2005 Senior Notes increased by 25 basis points as of September 27, 2005 and increased by an additional 25 basis points as of December 26, 2005 since the delay was not cured prior to that date. Upon the earlier to occur of (i) the completion of the exchange offer and (ii) November 18, 2006 (when the 2005 Senior Notes may be sold without restriction under Rule 144), such additional interest on the 2005 Senior Notes will no longer be payable.
1.625% Convertible Senior Notes
In fiscal year 2003, the Company issued $460 million of unsecured 1.625% Convertible Senior Notes (1.625% Notes), due December 15, 2009, in a transaction pursuant to Rule 144A. The 1.625% Notes are senior unsecured indebtedness and rank equally with all existing senior unsecured indebtedness. Concurrent with the issuance of the 1.625% Notes, we entered into call spread repurchase option transactions to partially mitigate potential dilution from conversion of the 1.625% Notes. For further information, refer to Note 6, “Debt”, in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.
3% Concord Convertible Notes
In connection with our acquisition of Concord in June 2005, we assumed $86 million in 3% convertible senior notes due 2023. In accordance with the notes’ terms, we redeemed (for cash) the notes in full in July 2005.
International Line of Credit
An unsecured and uncommitted multi-currency line of credit is available to meet short-term working capital needs for our subsidiaries operating outside the United States. The line of credit is available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of September 30,

2006, this line totaled approximately $5 million and approximately $3 million was pledged in support of bank guarantees. Amounts drawn under these facilities as of September 30, 2006 were minimal.
In addition to the above facility, our foreign subsidiaries use guarantees issued by commercial banks to guarantee performance on certain contracts. At September 30, 2006, the aggregate amount of significant guarantees outstanding was approximately $2 million, none of which had been drawn down by third parties.
Effect of Exchange Rate Changes
There was a $28 million favorable impact to our cash balance in the first six months of fiscal year 2007, predominantly due to the strengthening of the British pound and the euro against the U.S. dollar. This is compared to a negative impact of approximately $68 million in the comparable prior year period, which was predominantly due to the weakening of the British pound and the euro against the U.S. dollar.
Other Matters
As of October 2006, our senior unsecured notes are rated Ba1, BB+ and BB by Moody’s Investor Services, Fitch Rating, and Standard and Poor’s, respectively. The outlook on these unsecured notes is negative by all three rating agencies. Peak borrowings under all debt facilities during the second quarter of fiscal year 2007 totaled approximately $2.59 billion, with a weighted average interest rate of 5.4%.
Our capital resource requirements as of September 30, 2006 consisted of lease obligations for office space, equipment, mortgage and loan obligations, our ERP implementation, and amounts due as a result of product and company acquisitions.
It is expected that existing cash, cash equivalents, the availability of borrowings under existing and renewable credit lines and in the capital markets, and cash expected to be provided from operations will be sufficient to meet ongoing cash requirements.
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
We expect to meet or exceed our revenue guidance of $3.9 billion, while earnings per share will be below our original outlook of $0.44 per share as the total projected restructuring costs for fiscal year 2007 and the related savings under the FY07 Plan are yet to be determined. The Company also expects to generate cash from operations of between $900 million and $1 billion, which is down from our original estimate of $1.3 billion due to lower than expected growth in bookings for the full fiscal year, borrowing costs associated with the tender offer and payments related to the FY07 Plan.
This outlook assumes:
•	Our sales force will perform as expected and the substantial changes in the structure of our sales force and our fiscal year 2007 sales commission plan will drive growth in new deferred subscription value in the second half of the fiscal year;

•	Improvement in collections due to a reduction in our receivables cycle will be achieved;

•	Actions that management has undertaken will reduce commission costs for fiscal year 2007 as compared to fiscal year 2006;

•	Cash generated from operations will be negatively impacted by an additional $200 million in tax payments, higher disbursements due to a decline in the days payable cycle which primarily occurred in the first half of fiscal year 2007 and lower collections from contracts with accelerated payment terms;

•	We will incur approximately $105 million (pre-tax) in non-cash stock-based compensation charges in connection with SFAS No. 123(R)
(we incurred approximately $99 million of total stock-based compensation charges in fiscal year 2006); and

•	Our effective tax rate will be approximately 29% in fiscal year 2007.

CRITICAL ACCOUNTING POLICIES AND BUSINESS PRACTICES
A detailed discussion of our critical accounting policies and the use of estimates in applying those policies is included in our Annual Report on Form 10-K for the year ended March 31, 2006. In many cases, a high degree of judgment is required, either in the application and interpretation of accounting literature or in the development of estimates that impact our financial statements. These estimates may change in the future if underlying assumptions or factors change. The following is a summary of the critical accounting policies for which estimates were updated as of September 30, 2006.
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
Under our business model, software license agreements include flexible contractual provisions that, among other things, allow customers to receive unspecified future software products for no additional fee. These agreements combine the right to use the software product with maintenance for the term of the agreement. Under these agreements, we recognize revenue ratably over the term of the license agreement beginning upon completion of the four SOP 97-2 recognition criteria noted above. For license agreements signed prior to October 2000 (the prior business model), once all four of the above noted revenue recognition criteria were met, software license fees were recognized as revenue up-front, and the maintenance fees were deferred and subsequently recognized as revenue over the term of the license. New deferred subscription value related to acquisitions is initially recorded on the acquired company’s systems generally under a perpetual or up-front software license agreement model, and is typically converted to our ratable software license agreement model within the first fiscal year after the acquisition. As these contracts are renewed under our business model, revenue is recognized ratably as subscription revenue on a monthly basis over the term of the agreement.
Maintenance revenue is derived from two primary sources: (1) combined license and maintenance agreements recorded under the prior business model; and (2) certain stand-alone maintenance agreements.
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
We also record certain stand-alone maintenance revenue earned from customers who elect optional maintenance. Revenue from such renewals is recognized as maintenance revenue over the term of the renewal agreement.
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
Sales Commissions
We accrue sales commissions based on, among other things, estimates of how our sales personnel have performed against specified annual sales quotas. These estimates involve assumptions regarding the Company’s projected new product sales and billings. All of these assumptions reflect our best estimates, but these items involve uncertainties, and as a result, if other assumptions had been used in the period, sales commission expense could have been impacted for that period. Under our current sales compensation model, during periods of high growth and sales of new products relative to revenue in that period, the amount of sales commission expense attributable to the license agreement would be recognized fully in the period and could negatively impact income and earnings per share in that period, particularly in the second half of the fiscal year when new contract values are traditionally higher than in the first half.
In our Annual Report on Form 10-K for fiscal year 2006, we reported that commissions for 2006 were higher than anticipated, primarily due to a new sales commission plan for fiscal year 2006 that did not appropriately align commission payments with our overall performance. Also, as set forth below in Item 4, at the end of fiscal year 2006, we had a material weakness in our internal control over financial reporting due to ineffective policies and procedures relating to controls over the accounting for sales commissions. Specifically, we did not effectively estimate, record and monitor our sales commissions and related accruals. While the material weakness in the Company’s internal control over financial reporting related to accounting for commissions has not been fully remediated, since the close of fiscal year 2006, we have made changes to the Incentive Compensation Plan for fiscal year 2007 and related processes for the purpose of improving our ability to effectively estimate, accrue for, calculate, monitor, and timely pay sales commissions, and to control overall commission expense. We have simplified the Incentive Compensation Plan by, among other things, in April 2006, on a worldwide basis, reducing accelerators in the plan (under which sales employees are paid commissions at higher rates when they reach certain levels of quota achievement) and simplifying some of the metrics on which quotas are based. Effective in October 2006, in North America and Latin America we reduced the number of people and functions being paid on commissions, eliminated certain multipliers in the plan (under which cash bonuses were awarded to encourage certain types of sales activity), and adopted further changes in the metrics on which commissions are based in order in part to drive the sale of new products and solutions to new and existing customers. The Incentive Compensation Plan remains subject to evaluation and modification. We have also made process improvements in regard to calculating, recording, accruing for, and effecting payment of and reconciling commissions related accounting transactions. Our efforts to improve our commissions-related processes are ongoing. Refer to Item 4, “Controls and Procedures”, for additional information on our remediation plans. Refer also to Part II, Item 1a, “Risk Factors,” for additional information on risks associated with changes in the Incentive Compensation Plan and other changes affecting our sales force.
The 2007 sales commissions plan has been modified and will continue to be evaluated during the current fiscal year. While revised, the plan is still subject to risks similar to those identified in our Annual Report on Form 10-K for fiscal year 2006, including the risk that, as in fiscal year 2006, commissions expense could be higher than anticipated. As set forth below in Item 4, at the end of fiscal year 2006, we had a material weakness in our internal control over financial reporting due to ineffective policies and procedures relating to controls over the accounting for sales commissions. Specifically, we did not effectively estimate, record and monitor our sales commissions and related accruals. While we have started the process of remediating this material weakness, the material weakness in the Company’s internal control over financial reporting related to accounting for commissions persists and has not been fully remediated. Refer to Item 4, “Controls and Procedures”, for additional information on our remediation plans.
Income Taxes
When we prepare our consolidated condensed financial statements, we estimate our income taxes in each jurisdiction in which we operate. We record this amount as a provision for taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” This process requires us to estimate our actual current tax liability in each jurisdiction; estimate differences resulting from differing treatment of items for financial statement purposes versus tax return purposes (known as “temporary differences”), which result in deferred tax assets and liabilities; and assess the likelihood that our deferred tax assets and net operating losses will be recovered from future taxable income. If we believe that recovery is not likely, we establish a valuation allowance. We have recognized as a deferred tax asset a portion of the tax benefits connected with losses related to operations. As of September 30, 2006, our gross deferred tax assets, net of a valuation allowance, totaled $781 million. Realization of these deferred tax assets assumes that we will be able to generate sufficient future taxable income so that these assets will be realized. The factors that we consider in assessing the likelihood of realization include the forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets.
Deferred tax assets result from acquisition expenses, such as duplicate facility costs, employee severance and other costs that are not deductible until paid, net operating losses (NOLs) and temporary differences between the taxable cash payments received from customers and the ratable recognition of revenue in accordance with GAAP. The NOLs expire between fiscal years 2007 and 2027. Additionally, approximately $57 million of the valuation allowance at both September 30, 2006 and March 31, 2006, is attributable to acquired NOLs which are subject to annual limitations under IRS Code Section 382. Future results may vary from these estimates.
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
Product Development and Enhancements
We account for product development and enhancements in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” SFAS No. 86 specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established and assumptions are used that reflect our best estimates. If other assumptions had been used in the current period to estimate technological feasibility, the reported product development and enhancement expense could have been impacted. Annual amortization of capitalized software costs is the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life of the software product, generally estimated to be five years from the date the product reached technological feasibility. The Company amortized capitalized software costs using the straight-line method in fiscal year 2006 and through the second quarter of fiscal year 2007, as anticipated future revenue is projected to increase for several years considering the Company is continuously integrating current software technology into new software products.
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
New Accounting Standards
In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 provides guidance relative to the recognition, derecognition and measurement of tax positions for financial statement purposes. The standard also required expanded disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this standard on our Consolidated Condensed Financial Statements.
In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact of this standard on our Consolidated Condensed Financial Statements.
In September 2006, the SEC issued Staff Accounting Bulletin (SAB) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 provides interpretive guidance on how registrants should quantify financial statement misstatements. There is currently diversity in practice, with the two commonly used methods to quantify misstatements being the “rollover” method (which primarily focuses on the income statement impact of misstatements) and the “iron curtain” method (which focuses on the balance sheet impact). SAB 108 requires registrants to use a dual approach whereby both of these methods are considered in evaluating the materiality of financial statement errors. Prior materiality assessments will need to be considered using both the rollover and iron curtain methods. SAB 108 is effective for fiscal years ending on or after November 15, 2006. We do not expect this Statement to have a material impact on our Consolidated Condensed Financial Statements.

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
As of September 30, 2006, our outstanding debt approximated $2.59 billion, most of which was in fixed rate obligations. If market rates were to decline, we could be required to make payments on the fixed rate debt that would exceed those based on current market rates. Each 25 basis point decrease in interest rates would have an associated annual opportunity cost of approximately $6 million. Each 25 basis point increase or decrease in interest rates would have no material annual effect on variable rate debt interest based on the balances of such debt as of September 30, 2006.
As of September 30, 2006, we did not utilize derivative financial instruments to mitigate the above mentioned interest rate risks.
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
Derivatives are accounted for in accordance with U.S. generally accepted accounting principles (GAAP) and the Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). For the quarter ended September 30, 2006, we entered into derivative contracts with a total notional value of approximately 23 million euros. We entered into these contracts with the intent of mitigating a certain portion of our euro operating exposure and as part of our on-going risk management program. These contracts did not qualify for hedge accounting treatment under SFAS No. 133 and did not result in any significant gains or losses for the quarter. As of September 30, 2006, we had no derivative contracts outstanding. In October 2006, the Company entered into similar derivative contracts as those entered during the quarter ended September 30, 2006 relating to the Company’s operating exposures.
Equity Price Risk
As of September 30, 2006, we do not hold significant investments in marketable equity securities of publicly traded companies. Our investments in marketable securities were considered available-for-sale with any unrealized gains or losses deferred as a component of stockholders’ equity.

Item 4:
CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q.
As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, the Company determined that, as of the end of the fiscal year 2006, there were material weaknesses affecting its internal control over financial reporting and, as a result of those material weaknesses, the Company’s disclosure controls and procedures were not effective. As described below, the Company is in the process of remediating those material weaknesses. Consequently, based on the evaluation described above, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, have concluded that, as of the end of the second quarter of fiscal year 2007, the Company’s disclosure controls and procedures were not effective.
Changes in internal control over financial reporting
During the first quarter of fiscal year 2007, the Company was engaged in the assessment and evaluation of its internal control over financial reporting for fiscal year 2006 as described below. The Company has made changes to its internal control over financial reporting during the first two quarters of fiscal year 2007 that address these material weaknesses as described below.
Changes under the DPA
As previously reported, and as described more fully in Note J, “Commitments and Contingencies”, in the Notes to the Consolidated Condensed Financial Statements, in September 2004 the Company reached agreements with the USAO and SEC by entering into the DPA with the USAO and by consenting to the SEC’s filing of a Final Consent Judgment (Consent Judgment) in the United States District Court for the Eastern District of New York. The DPA requires the Company to, among other things, undertake certain reforms that will affect its internal control over financial reporting. These include implementing a worldwide financial and enterprise resource planning (“ERP”) information technology system to improve internal controls, reorganizing and enhancing the Company’s Finance and Internal Audit Departments, and establishing new records management policies and procedures.
The Company believes that these and other reforms, such as procedures to assure proper recognition of revenue, should enhance its internal control over financial reporting. For more information regarding the DPA, refer to the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2004 and the exhibits thereto, including the DPA. For more information regarding the Company’s compliance with the DPA and the Consent Judgment, refer to the information under the heading “Status of the Company’s Compliance with the Deferred Prosecution Agreement and Final Consent Judgment” in the Company’s definitive proxy materials filed on July 26, 2005 and Note J, “Commitments and Contingencies — The Government Investigation”, in the Notes to the Consolidated Condensed Financial Statements.
Changes to remediate material weaknesses
As previously reported in its Annual Report on Form 10-K for fiscal year 2006, the Company determined that, as of the end of fiscal year 2006, there were material weaknesses in its internal control over financial reporting relating to (1) an ineffective control environment due to a lack of effective communication policies and procedures, (2) ineffective policies and procedures relating to controls over the accounting for sales commissions, (3) ineffective policies and procedures relating to the identification, analysis and documentation of non-routine tax matters, (4) ineffective policies and procedures relating to the accounting for and disclosure of stock-based compensation relating to stock options, and (5) ineffective policies and procedures designated to identify, quantify and record the impact on subscription revenue when license agreements have been cancelled and renewed more than once prior to the expiration date of each successive license agreement. These material weaknesses in our internal control over financial reporting continue to persist through the current fiscal quarter with the exception of item (4) above which was remediated during the Company’s first quarter of fiscal year 2007. Accordingly, we plan to implement the procedures and steps noted below to enhance our internal control over financial reporting and our disclosure controls and procedures so as to remediate these weaknesses:
(i) Specific remediation actions planned for fiscal year 2007 with respect to our material weakness in internal control over financial reporting related to an ineffective control environment due to a lack of effective communication policies and procedures include the following:
•	Personnel and organizational changes:
•	Appointments of a new Chief Operating Officer in April 2006, a new Chief Administrative Officer in June 2006 and a new Chief Financial Officer in August 2006;

•	Realignment of reporting of the Chief Financial Officer from Chief Operating Officer to the Chief Executive Officer in April 2006;

•	Reorganization of the Sales Function including:
•	Elimination of the position Executive Vice President Worldwide Sales, and establishment of direct reporting of the field sales organization to the Chief Operating Officer in June 2006;

•	Appointment of a Senior Vice President Sales Operations with direct reporting to the Chief Operating Officer in June 2006;
•	Implementation of recurring meetings with representation from key departments including legal, finance, operations and human resources to address operating and financial performance, as well as the identification, tracking and communication of information of potential significance to financial reporting and disclosure issues began during the quarter ended September 30, 2006; and

•	Provision of focused training relating to ethics, the Company’s Code of Conduct and its core values.
(ii) Specific remediation actions planned for fiscal year 2007 with respect to our material weakness in internal control over financial reporting related to accounting for sales commissions include the following:
•	Reviews of commissions accounting procedures by the Internal Audit Department. The first review was completed during the quarter ended September 30, 2006;

•	Appointment of a quality review team to assess the adequacy and efficacy of the business processes, IT Systems and financial oversight for the administration of sales commissions in April 2006;

•	Formalization of policies and procedures including communication and reporting responsibilities among the Company’s sales, human resources and finance functions to ensure that the administration, payments of and accounting for commissions expense are coordinated;

•	Reconciliation of commission expense accruals to actual commission payments on a quarterly basis began during the quarter ended September 30, 2006; and

•	Creation of a Commission Plan Committee (the “Committee”) to oversee changes to the Company’s Incentive Compensation Plan and related processes in order to enhance the Company’s ability to monitor, timely pay, estimate, and accrue for sales commissions began during the quarter ended September 30, 2006. The Committee provided oversight of changes to simplify the CA Incentive Compensation Plan that took effect October 1, 2006.
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
(iv) With respect to our material weakness in internal control over financial reporting related to the accounting for and disclosure of stock-based compensation relating to stock options issued prior to fiscal year 2002, the development and implementation of policies and procedures beginning in fiscal year 2002 have resulted in the timely communication of stock option grants to employees. During the first quarter of fiscal year 2007, the Company implemented procedures that resulted in the proper recognition and disclosure of stock-based compensation expense for stock options issued prior to fiscal year 2002. Accordingly, no further remediation is deemed necessary with respect to this material weakness.
(v) Specific remediation actions planned for fiscal year 2007 with respect to our material weakness in internal control over financial reporting related to accounting for subscription revenue when license agreements have been cancelled and renewed more than once prior to the expiration date of each successive license agreement include the following:
•	Formalization of policies and procedures, as well as provision of training, on the identification, quantification and recording of the impact on subscription revenue of such license agreements began during the quarter ended September 30, 2006.
With the exception of item (iv) above, the remediation of the material weaknesses described above is on-going and the Company intends to continue implementing the steps listed above under the belief that our efforts, when fully implemented, will be effective in remediating such material weaknesses. Moreover, management will continue to monitor the results of the remediation activities and test the new controls as part of our review of our internal control over financial reporting for fiscal year 2007. We expect that the material weaknesses referenced above will be fully remediated by the end of fiscal year 2007.
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
Item 1a. RISK FACTORS
Current and potential stockholders should consider carefully the risks factors described in more detail in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006 and as set forth below. We believe that as of September 30, 2006, there has been no material change to this information other than as described below. Any of these factors, or others, many of which are beyond our control, could negatively affect our revenue, profitability and cash flow.
Changes to compensation of our sales organization could adversely affect our business, financial condition, operating results and cash flow.
We may update our compensation plans for the sales organization from time to time in order to align the sales force with the Company’s economic interests. Under the terms of CA’s Incentive Compensation Plan (the “Incentive Compensation Plan”), management retains broad discretion to change or modify various aspects of the plan such as sales quotas or territory assignments to ensure that the plan is aligned with CA’s overall business objectives. However, the laws of many of the countries and states in which CA operates impose limitations on the degree of discretion a company’s management may exercise on compensation matters such as commissions. Where CA does exercise such discretion to change the Incentive Compensation Plan, the changes may lead to outcomes that are not anticipated or intended and may impact our cost of doing business, employee morale, and/or other performance metrics, all of which could adversely affect our business, financial condition, operating results and cash flow.
We modified the Incentive Compensation Plan for fiscal year 2006 which led to substantial unforeseen expenses. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Commissions, Royalties and Bonuses,” included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006. For fiscal year 2007, we have made changes in the Incentive Compensation Plan and related processes which are designed, among other things, to enhance our ability to estimate, accrue for, calculate, monitor, and control commissions expense, and we have changed the metrics on which commissions are based in order in part to drive the sale of new product solutions to new and existing customers. For a further description of these changes, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Business Practices—Sales Commissions”. While we believe the changes we have made in the Incentive Compensation Plan and related processes have reduced the risk that commissions for fiscal year 2007 will be greater than anticipated, there is no assurance that the risk has been eliminated. Also, the changes we have made in the Incentive Compensation Plan and processes may impact our cost of doing business, employee morale, and/or other performance metrics, all of which could adversely affect the performance of our sales force and thus our business, financial condition, operating results and cash flow. Refer to Item 9A, “Controls and Procedures”, included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006 for additional information relating to the Company’s identification of a material weakness associated with sales commissions for fiscal year 2006.
Changes to our sales force coverage model and organization could adversely affect our business, financial condition, operating results, and cash flow.
In addition to making substantial changes to the Incentive Compensation Plan during fiscal year 2007, we have also made substantial changes to our sales organization and sales coverage model. Refer to Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Expenses—

Commissions, Royalties and Bonuses”. The purpose of these changes is to enable the Company to increase its sales of new products and solutions to new and existing customers while protecting the Company’s installed base. In addition, these changes require our sales force to acquire new skills and knowledge and to assume different roles. Accordingly, these changes may lead to outcomes that are not anticipated or intended and may impact the performance of our sales force and thus our cost of doing business, employee morale, and/or other performance metrics, all of which could adversely affect our business, financial condition, operating results and cash flow.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth, for the months indicated, our purchases of common stock in the third quarter of fiscal year 2007:

				Approximate
			Total Number	Dollar Value of
			of Shares	Shares that
			Purchased as	May Yet Be
	Total Number	Average	Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans
Period	Purchased	per Share	or Programs	or Programs
	(in thousands, except average price paid per share)
July 1, 2006 — July 31, 2006	1,818	$19.78	1,818	$407,337
August 1, 2006 — August 31, 2006	1,495	21.40	1,495	2,000,000
September 1, 2006 — September 30, 2006	41,226	24.00	41,226	1,000,000

Total	44,539		44,539

On June 29, 2006, our Board of Directors authorized a $2 billion common stock repurchase plan for fiscal year 2007. This authorized stock repurchase plan replaced the prior $600 million common stock repurchase plan. The Company expects to finance the stock repurchase plan through a combination of cash on hand and bank financing. The second phase of the stock repurchase plan is currently being evaluated.
On August 15, 2006, the Company announced the commencement of a $1 billion tender offer to repurchase outstanding common stock, at a price not less than $22.50 and not greater than $24.50 per share.
On September 14, 2006, the expiration date of the tender offer, CA accepted for purchase 41,225,515 shares at a purchase price of $24.00 per share, for a total price of approximately $989 million, which excludes bank, legal and other associated charges. Upon completion of the tender offer, the Company retired all of the shares that were repurchased.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The annual meeting of stockholders was held on September 18, 2006.

(b)	The stockholders elected the following directors for the ensuing year:

Alfonse M. D’Amato	Lewis S. Ranieri
Gary J. Fernandes	Walter P. Schuetze
Robert E. La Blanc	John A. Swainson
Christopher B. Lofgren	Laura S. Unger
Jay W. Lorsch	Ron Zambonini
William E. McCracken
(c)(i) A separate tabulation with respect to each nominee is as follows:

	Affirmative	Authority
Name	Votes	Withheld
Alfonse M. D’Amato	387,069,430	135,458,032
Gary J. Fernandes	486,144,881	36,382,581
Robert E. La Blanc	488,564,126	33,963,336
Christopher B. Lofgren	486,295,326	36,232,136
Jay W. Lorsch	485,527,039	37,000,423
William E. McCracken	486,261,576	36,265,886
Lewis S. Ranieri	477,769,957	44,757,505
Walter P. Schuetze	479,912,453	42,615,009
John A. Swainson	512,173,114	10,354,348
Laura S. Unger	486,200,916	36,326,546
Ron Zambonini	486,266,108	36,261,354
(c)(ii) The stockholders voted to ratify the appointment of KPMG LLP as the Company’s independent registered public accountants for the fiscal year ending March 31, 2007 as follows:

Affirmative Votes	480,469,637
Negative Votes	41,402,771
Abstentions	655,054
(c)(iii) The stockholder proposal to amend the by-laws with respect to the adoption or maintenance by the Board of Directors of any CA, Inc. rights plan was defeated as follows:

Affirmative Votes	232,769,875
Negative Votes	247,025,791
Abstentions	2,554,501
Broker non-votes	40,177,295

Item 6. EXHIBITS

Regulation S-K
Exhibit Number
10.1	Separation Agreement and General Claims Release, dated as of July 24, 2006, between CA, Inc. and Gregory Corgan.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 24, 2006, and incorporated herein by reference.

10.2	Employment Agreement, dated as of July 31, 2006, between CA, Inc. and Kenneth V. Handal.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 27, 2006, and incorporated herein by reference.

10.3	Amended and Restated Employment Agreement, dated as of September 25, 2006, between CA, Inc. and Kenneth V. Handal.	Filed herewith.

10.4	Employment Agreement, dated as of August 1, 2006, between CA, Inc. and Nancy Cooper.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 27, 2006, and incorporated herein by reference.

10.5	Separation Agreement and General Claims Release, dated as of September 15, 2006, between CA, Inc. and Robert W. Davis.	Filed herewith.

10.6	Employment Agreement, dated as of August 22, 2006, between CA, Inc. and Amy Fleiglman Olli.	Filed herewith.

10.7	Purchase and Sale Agreement, dated as of August 15, 2006, among CA, Inc., Island Headquarters Operators LLC and Islandia Operators LLC.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 15, 2006, and incorporated herein by reference.

10.8	Lease, dated as of August 15, 2006, among CA, Inc., Island Headquarters Operators LLC and Islandia Operators LLC.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 15, 2006, and incorporated herein by reference.

10.9	Amendment No. 1, dated as of September 1, 2006, to Credit Agreement dated as of December 2, 2004, among the Company, the Banks which are parties thereto and Citicorp North America, Inc., Bank of America, N.A, and JP Morgan Chase Bank, N.A., as agents with respect to a $1 billion Revolving Loan.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 6, 2006, and incorporated herein by reference.

15	Accountants’ acknowledgement letter.	Filed herewith.

31.1	Certification of the CEO pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

Regulation S-K
Exhibit Number
31.2	Certification of the CFO pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CA, INC.
By:	/s/ John A. Swainson
John A. Swainson
President and Chief Executive Officer

By:	/s/ Nancy E. Cooper
Nancy E. Cooper
Executive Vice President and Chief Financial Officer

Dated: November 3, 2006