Form 10-Q
period 2006-12-31
CA, INC.
filed 2007-02-06
CIK 356028

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐       No ☑.
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding
Common Stock par value $0.10 per share	as of January 26, 2007 527,359,252

CA, INC. AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION
REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
CA, Inc.
We have reviewed the accompanying consolidated condensed balance sheet of CA, Inc. and subsidiaries as of December 31, 2006, the related consolidated condensed statements of operations for the three-month and nine-month periods ended December 31, 2006 and 2005, and the consolidated condensed statements of cash flows for the nine-month periods ended December 31, 2006 and 2005. These consolidated condensed financial statements are the responsibility of the Company’s management.
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
As discussed in Note A to the consolidated condensed financial statements, the Company has restated the consolidated condensed statements of operations for the three-month and nine-month periods ended December 31, 2005 and the consolidated condensed statement of cash flows for the nine-month period ended December 31, 2005 to reflect the effects of certain prior period restatements that were previously disclosed in Note 12 of the consolidated financial statements in the Company’s Form 10-K for the fiscal year ended March 31, 2006.
New York, New York
February 5, 2007

Item 1. Consolidated Condensed Financial Statements.
CA, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)
(in millions)

	December 31,	March 31,
	2006	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,833	$1,831
Marketable securities	9	34
Trade and installment accounts receivable, net	290	505
Deferred income taxes	477	260
Other current assets	66	50

TOTAL CURRENT ASSETS	2,675	2,680
Installment accounts receivable, due after one year, net	344	449
Property and equipment, net	469	634
Purchased software products, net	273	461
Goodwill, net	5,366	5,308
Deferred income taxes	160	158
Other noncurrent assets	822	788

TOTAL ASSETS	$10,109	$10,478

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt and loans payable	$10	$3
Accounts payable	187	277
Salaries, wages, and commissions	275	292
Accrued expenses and other current liabilities	492	504
Deferred subscription revenue (collected) — current	1,437	1,492
Financing obligations (collected) — current	71	25
Deferred maintenance revenue	198	250
Taxes payable, other than income taxes payable	85	129
Federal, state, and foreign income taxes payable	576	370
Deferred income taxes	33	32

TOTAL CURRENT LIABILITIES	3,364	3,374
Long-term debt, net of current portion	2,575	1,813
Deferred income taxes	15	39
Deferred subscription revenue (collected) — noncurrent	412	423
Financing obligations (collected) — noncurrent	49	25
Other noncurrent liabilities	70	77

TOTAL LIABILITIES	6,485	5,751

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 10,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock, $0.10 par value, 1,100,000,000 shares authorized; 589,695,081 shares and 630,920,596 shares issued, respectively	59	63
Additional paid-in capital	3,489	4,542
Retained earnings	1,821	1,750
Accumulated other comprehensive loss	(120)	(134)
Unearned compensation	(3)	(6)
Treasury stock, at cost, 65,419,458 shares and 59,167,446 shares, respectively	(1,622)	(1,488)

TOTAL STOCKHOLDERS’ EQUITY	3,624	4,727

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,109	$10,478

See Notes to the Consolidated Condensed Financial Statements.

CA, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except per share amounts)

	For the Three		For the Nine
	Months Ended		Months Ended
	December 31,		December 31
	2006	2005	2006	2005
		(restated)		(restated)
REVENUE

Subscription revenue	$773	$717	$2,274	$2,123
Maintenance	100	104	306	317
Software fees and other	30	49	80	127
Financing fees	6	11	20	38
Professional services	93	84	258	225

TOTAL REVENUE	1,002	965	2,938	2,830

EXPENSES

Amortization of capitalized software costs	83	111	271	335
Cost of professional services	81	66	228	187
Selling, general, and administrative	403	400	1,240	1,164
Product development and enhancements	176	171	533	522
Commissions, royalties, and bonuses	92	118	235	248
Depreciation and amortization of other intangible assets	36	33	107	95
Other expenses/(gains), net	4	(10)	(13)	(17)
Restructuring and other	32	21	101	66
Charge for in-process research and development costs	—	—	10	18

TOTAL EXPENSES BEFORE INTEREST AND TAXES	907	910	2,712	2,618

Income before interest and taxes	95	55	226	212
Interest expense, net	25	12	45	31

Income before income taxes	70	43	181	181
Income tax expense (benefit)	18	(13)	40	(18)

INCOME FROM CONTINUING OPERATIONS	52	56	141	199

Income (loss) from discontinued operations, inclusive of realized gain (loss) on sale, net of income taxes	(2)	1	(3)	1

NET INCOME	$50	$57	$138	$200

BASIC INCOME PER SHARE

Income from continuing operations	$0.10	$0.10	$0.26	$0.34
Discontinued operations	—	—	(0.01)	—

Net income	$0.10	$0.10	$0.25	$0.34

Basic weighted average shares used in computation	524	579	551	583

DILUTED INCOME PER SHARE

Income from continuing operations	$0.10	$0.09	$0.25	$0.33
Discontinued operations	(0.01)	0.01	—	—

Net income	$0.09	$0.10	$0.25	$0.33

Diluted weighted average shares used in computation	549	606	575	610
See Notes to the Consolidated Condensed Financial Statements.

CA, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	For the Nine Months
	Ended December 31,
	2006	2005
		(restated)
OPERATING ACTIVITIES:
Net income	$138	$200
Discontinued operations, net of income taxes	3	(1)

Income from continuing operations	141	199
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
Depreciation and amortization	378	430
Provision for deferred income taxes	(335)	(257)
Non-cash compensation expense related to stock and defined contribution plans	84	96
Non-cash charge for purchased in-process research and development	10	18
Gain on sale of assets	(14)	(8)
Foreign currency transaction loss (gain) – before taxes	1	(10)
Changes in other operating assets and liabilities, net of effect of acquisitions:
Decrease in trade and current installment accounts receivable, net	283	232
Decrease in noncurrent installment accounts receivable, net	75	102
Decrease in deferred subscription revenue (collected) – current	(112)	(129)
Decrease in deferred subscription revenue (collected) – noncurrent	(24)	(11)
Increase in financing obligations (collected) – current	46	14
Increase in financing obligations (collected) – noncurrent	24	16
Decrease in deferred maintenance revenue	(63)	(27)
Increase in taxes payable, net	165	56
(Decrease) increase in accounts payable, accrued expenses and other	(115)	141
Restitution fund payment	—	(75)
Restructuring and other, net	67	41
Changes in other operating assets and liabilities	(64)	(14)

NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES	547	814
INVESTING ACTIVITIES:
Acquisitions, primarily goodwill, purchased software, and other intangible assets, net of cash acquired	(173)	(680)
Settlements of purchase accounting liabilities	(18)	(30)
Purchases of property and equipment	(118)	(111)
Proceeds from sale of assets	218	41
Proceeds from sales of marketable securities	44	301
Increase in restricted cash	(1)	(3)
Capitalized software development costs	(58)	(65)

NET CASH USED IN INVESTING ACTIVITIES	(106)	(547)
FINANCING ACTIVITIES:
Dividends paid	(67)	(70)
Purchases of common stock	(1,214)	(367)
Borrowings (repayments) of debt	748	(911)
Exercise of common stock options and other	24	105

NET CASH USED IN FINANCING ACTIVITIES	(509)	(1,243)
DECREASE IN CASH AND CASH EQUIVALENTS BEFORE EFFECT OF EXCHANGE RATE CHANGES ON CASH	(68)	(976)
Effect of exchange rate changes on cash	70	(91)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2	(1,067)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,831	2,829

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,833	$1,762

See Notes to the Consolidated Condensed Financial Statements.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2006
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
Operating results for the three and nine-month periods ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2007. For further information, refer to the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.
The Consolidated Condensed Statements of Operations for the three and nine-month periods ended December 31, 2005 and the Consolidated Condensed Statement of Cash Flows for the nine month period ended December 31, 2005, included in this Form 10-Q have been restated to reflect the effects of certain prior period restatements that were previously disclosed in Note 12 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.
The following tables summarize the Consolidated Statements of Operations and Cash Flows for the periods indicated, giving effect to the restatement adjustments described above. Quarterly information presented below is unaudited.
FISCAL YEAR 2006 UNAUDITED QUARTERLY STATEMENT OF OPERATIONS DATA

	For the Three Months		For the Nine Months
	Ended December 31, 2005		Ended December 31, 2005
	Previously		Previously
	Reported(1)(2)	Restated(2)	Reported(1)(2)	Restated(2)
		(unaudited)
		(in millions, except per share data)
Subscription revenue	$713	$717	$2,104	$2,123
Total revenue	961	965	2,811	2,830
Selling, general, and administrative	400	400	1,162	1,164
Product development and enhancements	171	171	521	522
Commissions, royalties, and bonuses	87	118	217	248
Total expenses before interest and taxes	879	910	2,584	2,618
Income from continuing operations before interest and taxes	82	55	227	212
Income from continuing operations before income taxes	70	43	196	181
Income tax (benefit) expense	12	(13)	3	(18)
Income from continuing operations	58	56	193	199
Net income	59	57	194	200
Basic income per share from continuing operations	0.10	0.10	0.33	0.34
Diluted income per share from continuing operations	0.10	0.09	0.32	0.33

(1)	As reported in the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2005

(2)	Previously reported and restated information have also been adjusted for the effects of discontinued operations

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2006
FISCAL YEAR 2006 UNAUDITED QUARTERLY CASH FLOW STATEMENT DATA

	For the Nine Months Ended December 31, 2005
	Previously
	Reported(1)(2)	Restated(2)
	(unaudited)
	(in millions)
Net income	$194	$200
Provision for deferred income taxes	(262)	(257)
Non-cash compensation expense related to stock and
defined contribution plans	93	96
Decrease in noncurrent installment accounts receivable, net	121	102

(1)	As reported in the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2005

(2)	Previously reported and restated information has also been adjusted for the effects of discontinued operations
Reclassifications and other adjustments: Certain prior year balances have been reclassified to conform with the current period’s presentation.
Approximately $134 million of current liabilities that were components of “Accounts payable” at March 31, 2006 have been reclassified to “Accrued expenses and other current liabilities” on the Consolidated Condensed Balance Sheet to conform to the December 31, 2006 presentation.
Approximately $5 million of capital lease obligations that were components of “Accrued expenses and other current liabilities” at March 31, 2006 have been reclassified accordingly between “Current portion of long-term debt and loans payable” and “Long-term debt, net of current portion” on the Consolidated Condensed Balance Sheet to conform to the December 31, 2006 presentation.
Approximately $32 million of deferred tax assets that were offset against “Deferred income taxes – long term liabilities” at March 31, 2006 have been reclassified to “Deferred income taxes – current assets” on the Consolidated Condensed Balance Sheet to conform to the December 31, 2006 presentation.
Subsequent to the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, the Company determined in the second quarter of fiscal year 2007 that deferred tax assets associated with certain outstanding stock options were understated by approximately $47 million through an $8 million understatement in “Deferred income taxes – current assets” and a $39 million overstatement in “deferred income taxes – noncurrent liabilities” on the Consolidated Balance Sheet as of March 31, 2006. Correspondingly, “Additional paid in capital” was understated by $47 million on the Consolidated Balance Sheet and Statement of Stockholders’ Equity as of and for the year ended March 31, 2006. This error has been corrected on the Consolidated Condensed Balance Sheet as of March 31, 2006 in this Quarterly Report on Form 10-Q. The impact of this correction on the affected line items is not considered material to the March 31, 2006 financial statements and does not affect the previously reported Consolidated Statements of Operations or Cash Flows for any prior periods.
During the third quarter of fiscal year 2007, the Company transferred its right and interest in future committed installment payments of approximately $106 million due under certain software license agreements. In accordance with Emerging Issue Task Force 88-18 (EITF 88-18), “Sales of Future Revenues”, the Company determined that these types of transactions should be reported as a financing obligation as opposed to deferred subscription revenue (collected). As of March 31, 2006, approximately $25 million of “Deferred subscription revenue (collected) – current” and $25 million of “Deferred subscription revenue (collected) – noncurrent”, was reclassified to “Financing obligations (collected) – current” and “Financing obligations (collected) – noncurrent”, respectively, on the Consolidated Condensed Balance Sheet to conform to the December 31, 2006 presentation.
Approximately $10 million of expenses relating to legal fees incurred by the Special Litigation Committee, comprised of independent members of the Company’s Board of Directors, in the second quarter of fiscal year 2007, were reclassified from “Selling, general, and administrative” to “Restructuring

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2006
and other” in the results for the nine month period ended December 31, 2006 on the Consolidated Condensed Statement of Operations. For information about the Special Litigation Committee, see Note J, “Commitments and Contingencies”.
Divestiture: In November 2006, the Company sold its 70% interest in the Benit Company (“Benit”), a joint venture investment, to the minority interest holder. As a result, Benit has been classified as a discontinued operation for all periods presented, and its results of operations and cash flows have been reclassified in the Consolidated Condensed Financial Statements. All related footnotes to the Consolidated Condensed Financial Statements have been adjusted to exclude the effect of the operating results of Benit. See Note K, “Divestitures,” for additional information.
Basis of Revenue Recognition: The Company generates revenue from the following primary sources: (1) licensing software products; (2) providing customer technical support (referred to as maintenance); and (3) providing professional services, such as consulting and education.
The Company recognizes revenue pursuant to the requirements of Statement of Position (SOP) 97-2, “Software Revenue Recognition,” (SOP 97-2) issued by the American Institute of Certified Public Accountants, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” In accordance with SOP 97-2, the Company begins to recognize revenue from licensing and supporting its software products when all of the following criteria are met: (1) the Company has evidence of an arrangement with a customer; (2) the Company delivers the products; (3) license agreement terms are deemed fixed or determinable and free of contingencies or uncertainties that may alter the agreement such that it may not be complete and final; and (4) collection is probable.
Under the Company’s business model, software license agreements include flexible contractual provisions that, among other things, allow customers to receive unspecified future software products for no additional fee. These agreements combine the right to use the software products with maintenance for the term of the agreement. Under these agreements, once all four of the above noted revenue recognition criteria are met, the Company is required to recognize revenue ratably over the term of the license agreement. For license agreements signed prior to October 2000 (the prior business model), once all four of the above noted revenue recognition criteria were met, software license fees were recognized as revenue up-front (as the contracts did not include a right to unspecified software products) and the maintenance fees were deferred and subsequently recognized as revenue over the term of the license. Revenue from acquisitions is initially recorded on the acquired company’s systems, generally under a perpetual or up-front software license agreement model, and is typically converted to the Company’s ratable software license agreement model within the first fiscal year after the acquisition. As new contracts are entered into or renewed under the Company’s business model, revenue is recognized ratably as subscription revenue on a monthly basis over the term of the agreement.
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
Revenue from sales to distributors, resellers, and value-added resellers (VARs) is recognized when all four of the SOP 97-2 revenue recognition criteria noted above are met and when these entities sell the software product to their customers. This is commonly referred to as the sell-through method. Beginning July 1, 2004, a majority of sales of products to distributors, resellers and VARs incorporate the right for the end-users to receive certain unspecified future software products and revenue from those contracts is therefore recognized on a ratable basis upon sell-through.
For further information, refer to the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2006
Cash Dividends: In November 2006, the Company’s Board of Directors declared a quarterly cash dividend of $0.04 per share. The dividend totaled approximately $21 million and was paid on December 29, 2006 to stockholders of record on December 15, 2006. In September 2006, the Company’s Board of Directors declared a quarterly cash dividend of $0.04 per share. The dividend totaled approximately $23 million and was paid on September 29, 2006 to stockholders of record on September 22, 2006. In June 2006, the Company’s Board of Directors declared a quarterly cash dividend of $0.04 per share. The dividend totaled approximately $23 million and was paid on June 30, 2006 to stockholders of record on June 19, 2006.
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
Statements of Cash Flows: For the nine-month periods ended December 31, 2006 and 2005, interest payments were $102 million and $113 million, respectively, and income taxes paid were $173 million and $162 million, respectively.
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
Future minimum lease payments to be made under this non-cancelable operating lease as of December 31, 2006 are as follows:

Fiscal Years	(in millions)
Remainder of fiscal year 2007	$4
2008	15
2009	15
2010	15
2011	16
2012	16
And thereafter	152

Total minimum lease payments	$233

Total rent expense related to this lease arrangement during the three and nine-month periods ended December 31, 2006 was approximately $4 million and $6 million, respectively.
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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2006
On September 14, 2006, the expiration date of the tender offer, CA purchased 41,225,515 shares at a purchase price of $24.00 per share, for a total price of approximately $989 million, which excludes bank, legal and other associated charges of approximately $2 million. Upon completion of the tender offer, the Company retired all the shares that were purchased, which resulted in a reduction of the common stock issued and outstanding as reflected in the Company’s stockholders’ equity on the Consolidated Condensed Balance Sheet at December 31, 2006. A total of $750 million was drawn down from the Company’s revolving credit facility (the 2004 Revolving Credit Facility) in September 2006 in order to finance a portion of the tender offer. The Company’s current borrowing rate is 6.50%. The maximum committed amount available under the 2004 Revolving Credit Facility is $1 billion, exclusive of incremental credit increases of up to an additional $250 million which are available subject to certain conditions and the agreement of the Company’s lenders. Total interest expense relating to the borrowing was $13 million through December 31, 2006.
In September 2006, the Company entered into a capital lease obligation of $21 million consisting of a sale-leaseback of previously owned assets for cash proceeds of $15 million and new assets with a value of $6 million.
In September 2006, the Company sold an investment in marketable securities and received net cash proceeds of approximately $32 million. The transaction resulted in a gain of approximately $14 million, which has been recorded in the “Other expenses/(gains), net” line item of the Consolidated Condensed Statement of Operations for the nine-month period ending December 31, 2006.
During the nine month period ended December 31, 2006, the Company transferred its rights and interest in future committed installment payments due under certain software license agreements for an aggregate amount of approximately $110 million, for which the Company received cash proceeds of approximately $104 million. During the comparable prior year period, the Company transferred its right and interest in future committed installments of approximately $36 million, for which the Company received cash proceeds of approximately $34 million. In accordance with Statement of Financial Accounting Standards (SFAS) No. 95, “Statement of Cash Flows” (SFAS 95), the proceeds are classified as cash provided by continuing operating activities in the Consolidated Condensed Statements of Cash Flows.
Derivatives: Derivatives are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). During the quarter ended December 31, 2006, the Company entered into derivative contracts with a total notional value of approximately 42.5 million euros and 1.25 billion yen, none of which were outstanding as of December 31, 2006. The Company entered into these contracts with the intent of mitigating a certain portion of the Company’s euro and yen operating exposure as part of the Company’s on-going risk management program. These contracts did not qualify for hedge accounting treatment under SFAS 133. The contracts entered into resulted in an approximate $1.2 million loss in the “Other expenses/(gains), net” line item of the Consolidated Condensed Statement of Operations for the three- and nine-month periods ended December 31, 2006. There are no derivative contracts outstanding as of December 31, 2006.
NOTE B – COMPREHENSIVE INCOME
Comprehensive income includes unrealized gains and losses on the Company’s available-for-sale securities, net of related taxes, and foreign currency translation adjustments. The components of comprehensive income for the three and nine-month periods ended December 31, 2006 and 2005 are as follows:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2006	2005	2006	2005
		(restated)		(restated)
		(in millions)
Net income	$50	$57	$138	$200
Unrealized gains on marketable securities, net of tax	2	—	—	—
Foreign currency translation adjustments	14	(18)	14	(71)

Total comprehensive income	$66	$39	$152	$129

Note — previously reported information has been reclassified to reflect discontinued operations

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2006
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
For the three months ended December 31, 2006 and 2005, approximately 15.9 million and 16.0 million options to purchase common stock, respectively, were excluded from the calculation, as the exercise prices were greater than the average market price of the common stock during the respective periods. For the nine months ended December 31, 2006 and 2005, approximately 16.1 million and 11.3 million options to purchase common stock, respectively were excluded from the calculation, as the exercise prices were greater than the average market price of the common stock during the respective periods.

	For the Three		For the Nine
	Months Ended		Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
		(restated)		(restated)
	(in millions, except per share amounts)
Income from continuing operations, net of taxes	$52	$56	$141	$199
Interest expense associated with Convertible Senior Notes, net of tax	1	1	3	4

Numerator in calculation of diluted income per share from continuing operations	$53	$57	$144	$203

Weighted average shares outstanding and common share equivalents

Weighted average common shares outstanding	524	579	551	583
Weighted average Convertible Senior Note shares outstanding	23	23	23	23
Weighted average stock awards outstanding	2	4	1	4

Denominator in calculation of diluted income per share from continuing operations	549	606	575	610

Diluted earnings per share from continuing operations	$0.10	$0.09	$0.25	$0.33

Note — previously reported information has been reclassified to reflect discontinued operations
NOTE D – ACCOUNTING FOR SHARE-BASED COMPENSATION
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
The Company recognized share-based compensation in the following line items on the Consolidated Condensed Statements of Operations for the periods indicated:

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2006

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2006	2005	2006	2005
		(restated)		(restated)
		(in millions)
Cost of professional services	$1	$1	$3	$3
Selling, general, and administrative	19	16	49	53
Product development and enhancements	8	8	20	27

Share-based compensation expense before tax	28	25	72	83
Income tax benefit	9	6	21	21

Net compensation expense	$19	$19	$51	$62

The decrease in share-based compensation expense for the nine-month period ended December 31, 2006, as compared with the corresponding prior year period was principally the result of (1) awards granted in prior periods becoming fully amortized in fiscal year 2006, (2) a decrease in expense for performance-based stock units resulting from a decrease in the Company’s anticipated payout percentages and (3) an increase in the Company’s estimated forfeiture rate of share-based awards based on historical experience. The decrease in share-based compensation expense was partially offset by the amortization of awards granted during the first quarter of fiscal year 2007.
Total unrecognized compensation costs related to non-vested awards, expected to be recognized over a weighted average period of 1.5 years, amounted to $123 million at December 31, 2006.
There are no capitalized share-based compensation costs at December 31, 2006 or 2005.
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
PSUs are target awards issued under the long-term incentive plan for senior executives where the number of shares ultimately granted to the employee depends on Company performance measured against specified targets and is determined after a one-year or three-year period as applicable, the “1-year and 3-year PSUs”, respectively. The fair value of each award is estimated on the date that the performance targets are established based on the fair value of the Company’s stock, adjusted for dividends as described above for RSUs, and the Company’s estimate of the level of achievement of its performance targets as described below. The Company is required to recalculate the fair value of issued PSUs each reporting period until any shares are granted, as defined in SFAS No. 123(R). The adjustment is based on the fair value of the Company’s stock on the reporting period date, adjusted for dividends as described above for RSUs.
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
DECEMBER 31, 2006
Additional information relating to the Plans, all of which have been approved by stockholders, are discussed in more detail in Note 9 of the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.
Under the Company’s long-term incentive program for fiscal year 2007, which is more fully described in a Current Report on Form 8-K dated June 26, 2006, senior executives were granted stock options and issued target PSUs, under which the senior executives are eligible to receive RSAs or RSUs and unrestricted shares in the future if certain performance targets are achieved. Each quarter, the Company compares the performance the Company expects to achieve with the performance targets. Upon completion of the requisite performance period, the actual number of shares granted is subject to the approval of the Committee. As of December 31, 2006, the Company has accrued compensation cost based on its current expectation of achievement of approximately 71% and 100% of the aggregate targets for the 1-year and 3-year PSU awards, respectively. Compensation cost will continue to be amortized over the requisite service period of the awards. At the conclusion of the performance periods for the fiscal year 2007 1-year and 3-year PSUs, the applicable number of shares of RSAs, RSUs or unrestricted stock granted may vary based upon the level of achievement of the performance targets and the approval of the Committee (which has discretion to reduce any award for any reason). The related compensation cost recognized will be based on the number of shares granted.
Under the Company’s long-term incentive plan for fiscal year 2006, senior executives were granted stock options and issued target PSUs, under which the senior executives are eligible to receive RSAs or RSUs and unrestricted shares in the future if certain performance targets are achieved. In the first quarter of fiscal year 2007, the Company granted 0.3 million RSAs under the 1-year PSU with a weighted average grant date fair value of $21.88. The 3-year PSUs have not yet been granted. Consequently, each quarter, the Company compares the performance the Company expects to achieve with the performance targets for the 3-year PSUs. Upon completion of the requisite performance period, the actual number of shares granted is subject to the approval of the Committee. As of December 31, 2006, the Company has accrued compensation cost based on its current expectation of achievement of approximately 66% of the aggregate 3-year target PSUs issued awards under the long-term incentive plan. Compensation cost for both the 1-year and 3-year awards will continue to be amortized over the requisite service period of the awards. At the conclusion of the performance period for the 3-year PSUs, the number of shares of unrestricted stock issued may vary based upon the level of achievement of the performance targets and the approval of the Committee (which has discretion to reduce any award for any reason). The related compensation cost recognized will be based on the number of shares granted.
The Company estimates the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R). Key input assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, the risk-free interest rate, and the Company’s dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the nine-month periods ended December 31, 2006 and 2005. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards.
For the quarters ended December 31, 2006 and 2005, the Company issued options covering approximately 0.1 million shares of common stock for each of these periods, excluding options granted as part of the employee option exchange offer as described below. The weighted average grant date fair value of these grants was $8.63 and $15.39, respectively.
For the nine-month periods ended December 31, 2006 and 2005, the Company issued options covering approximately 2.5 million and 2.7 million shares of common stock, respectively, excluding options granted as part of the employee option exchange offer as described below. The weighted average fair value at the date of grant for options granted during the nine-month periods ended December 31, 2006 and 2005 was $8.40 and $15.06, respectively. The weighted average assumptions that were used for option grants in the respective periods are as follows:

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2006

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2006	2005	2006	2005
Dividend yield	0.67%	0.57%	0.73%	0.57%
Expected volatility factor(1)	0.37	0.56	0.41	0.56
Risk-free interest rate(2)	4.8%	4.4%	4.9%	4.1%
Expected term (in years)(3)	4.5	6.0	4.5	6.0

(1)	Measured using historical daily price changes of the Company’s stock over the respective expected term of the options and the implied volatility derived from the market prices of the Company’s options traded by third parties.

(2)	The risk-free rate for periods within the contractual term of the share options is based on the U.S. Treasury yield curve in effect at the time of grant.

(3)	The expected term is the number of years that the Company estimates, based primarily on historical experience, that options will be outstanding prior to exercise. The decrease in the expected term in fiscal year 2007 as compared with fiscal year 2006 was primarily due to the exclusion of employee exercise behavior related to grants authorized prior to fiscal year 1997, which expired prior to fiscal year 2007, in estimating the expected term in fiscal year 2007.
Under Section 409A of the U.S. Internal Revenue Code of 1986, as amended (Section 409A), as interpreted in proposed regulations issued by the U.S. Internal Revenue Service, options granted with a below market exercise price, to the extent they were not vested as of December 31, 2004, may be subject to regular income tax, a 20% additional tax and other penalties before (and regardless of whether) they were exercised. The Company determined that due to delays in communicating the July 20, 2000 option grant to employees after they were approved for grant, the fair market value on the Company’s common stock on the measurement date was higher than the exercise price. This grant may be considered to have been granted with an exercise price below the fair market value of CA common stock for the purposes of Section 409A. This grant vested in five installments, and only the last installment – covering 30% of the grant – vested after 2004 (on July 20, 2005) and may be subject to adverse tax consequences under Section 409A. On November 7, 2006, the Company extended an offer to holders of this grant who were U.S. taxpayers in 2005 to exchange the last vesting installment of each July 20, 2000 grant, to the extent not exercised and outstanding (the Eligible Option), for a new option (the New Option) with, among other things, an exercise price equal to the higher of $27 (the exercise price of the Eligible Option) or the closing price of the Company’s common stock on the date of grant of the New Option.
In connection with the exchange offer, the Company issued New Options covering approximately 0.9 million shares in exchange for Eligible Options. The number of shares underlying the New Options were the same as the number of shares underlying the Eligible Options cancelled in connection with the exchange offer. The New Options were granted on December 8, 2006 at an exercise price of $27 (the same exercise price as the Eligible Options). The New Options will vest on June 8, 2007 (six months from the grant date) and will expire on July 10, 2010 (the same expiration date as the Eligible Options).
In accordance with SFAS No. 123(R), the compensation cost associated with the New Options is calculated as the difference between the fair value of the New Option and the fair value of the Eligible Option measured immediately before its terms or conditions were considered modified. The Company will recognize $0.2 million of share-based compensation expense related to the exchange offer, which will be amortized over the requisite service period of the awards.
For the grants made during fiscal year 2007, the Company changed its compensation structure toward a greater use of RSAs and a lesser use of RSUs.
For the quarters ended December 31, 2006 and 2005, the Company did not issue any RSUs.
For the nine-month periods ended December 31, 2006 and 2005, the Company issued RSUs covering 0.3 million and 1.8 million shares of common stock, respectively. The weighted average grant date fair value of these grants was $21.97 and $27.00, respectively.
For the quarters ended December 31, 2006 and 2005, the Company issued RSAs covering less than 0.1 million of common stock for each of these periods. The weighted average grant date fair value of these grants was $23.30 and $28.55, respectively.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2006
For the nine-month periods ended December 31, 2006 and 2005, the Company issued RSAs covering 2.9 million and 0.3 million shares of common stock, respectively. The weighted average grant date fair value of these grants was $21.98 and $27.41, respectively. The RSAs granted for the nine month period ended December 31, 2006 include the 0.3 million RSAs granted under the fiscal year 2006 1-year PSU in the first quarter of fiscal year 2007.
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

	December 31,	March 31,
	2006	2006
	(in millions)
Current:
Accounts receivable	$721	$828
Other receivables	51	77
Unbilled amounts due within the next 12 months — prior business model	245	254
Less: Allowance for doubtful accounts	(30)	(25)
Less: Unearned revenue — current	(697)	(629)

Net trade and installment accounts receivable — current	$290	$505

Noncurrent:
Unbilled amounts due beyond the next 12 months — prior business model	381	511
Less: Allowance for doubtful accounts	(10)	(20)
Less: Unearned revenue — noncurrent	(27)	(42)

Net installment accounts receivable — noncurrent	$344	$449

The components of unearned revenue consist of the following:

	December 31,	March 31,
	2006	2006
	(in millions)
Current:
Unamortized discounts	$32	$44
Unearned maintenance	2	4
Deferred subscription revenue (billed, uncollected)	637	534
Unearned professional services	26	47

Total unearned revenue — current	$697	$629

Noncurrent:
Unamortized discounts	$24	$34
Unearned maintenance	3	8

Total unearned revenue — noncurrent	$27	$42

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2006
NOTE F – IDENTIFIED INTANGIBLE ASSETS
In the tables below, capitalized software include both purchased and internally developed software costs; other identified intangible assets include both purchased customer relationships and trademarks/trade name costs. Internally developed capitalized software costs and other identified intangible asset costs are included in “Other noncurrent assets” on the Consolidated Condensed Balance Sheets.
The gross carrying amounts and accumulated amortization for identified intangible assets are as follows:

	At December 31, 2006
	Gross	Accumulated	Net
	Assets	Amortization	Assets
		(in millions)
Capitalized software:
Purchased	$4,804	$4,531	$273
Internally developed	612	400	212
Other identified intangible assets subject to amortization	657	307	350
Other identified intangible assets not subject to amortization	26	—	26

Total	$6,099	$5,238	$861

	At March 31, 2006
	Gross	Accumulated	Net
	Assets	Amortization	Assets
		(in millions)
Capitalized software:
Purchased	$4,760	$4,299	$461
Internally developed	558	363	195
Other identified intangible assets subject to amortization	628	266	362
Other identified intangible assets not subject to amortization	26	—	26

Total	$5,972	$4,928	$1,044

In connection with the Company’s fiscal year 2007 acquisitions, the Company recognized a total of approximately $44 million and $29 million of purchased software and other identified intangible assets subject to amortization, respectively. Refer to Note G, “Acquisitions,” for additional information relating to the Company’s fiscal year 2007 acquisitions.
In the third quarter of fiscal years 2007 and 2006, amortization of capitalized software costs was $83 million and $111 million, respectively, and amortization of other identified intangible assets was $14 million in each period.
For the first nine months of fiscal years 2007 and 2006, amortization of capitalized software costs was $271 million and $335 million, respectively, and amortization of other identified intangible assets was $41 million and $37 million, respectively.
Based on the identified intangible assets recorded through December 31, 2006, annual amortization expense is expected to be as follows:

	Year Ended March 31,
	2007	2008	2009	2010	2011	2012
			(in millions)
Capitalized software:
Purchased	$301	$58	$48	$37	$25	$15
Internally developed	52	57	50	43	32	15
Other identified intangible assets subject to amortization	54	55	55	54	53	32

Total	$407	$170	$153	$134	$110	$62

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2006
The carrying value of goodwill was $5.37 billion and $5.31 billion as of December 31, 2006 and March 31, 2006, respectively. During the nine-month period ended December 31, 2006, goodwill increased by approximately $131 million as a result of fiscal year 2007 acquisitions, which was partially offset by approximately $42 million of goodwill adjustments for prior year acquisitions. The goodwill adjustments for the nine month period of fiscal year 2007 primarily consisted of a $20 million favorable resolution to certain foreign tax credits that were acquired and fully reserved that resulted from the conclusion of an Internal Revenue Service audit and approximately $11 million related to other adjustments to deferred tax assets and liabilities associated with acquired businesses. Refer to Note G, “Acquisitions,” for additional information relating to the Company’s 2007 fiscal year acquisitions. During the three month period ended December 31, 2006, goodwill was also reduced by approximately $31 million due to the divesture of Benit. Refer to Note K, “Divestitures,” for additional information relating to the Company’s sale of Benit.
NOTE G – ACQUISITIONS
During the first nine months of fiscal year 2007, the Company acquired the following companies:
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
The acquisitions of Cybermation, MDY, XOsoft and Cendura were accounted for as purchases and accordingly, their results of operations have been included in the Consolidated Condensed Financial Statements since the dates of their acquisitions. The Company recorded a charge of approximately $10 million for in-process research and development costs associated with the acquisition of XOsoft during the second quarter of fiscal year 2007. Total goodwill recognized in these transactions amounted to approximately $131 million. The allocation of a significant portion of the purchase price to goodwill was predominantly due to the relatively short lives of the developed technology assets, whereby a substantial amount of the purchase price was based on anticipated earnings beyond the estimated lives of the intangible assets. The 2007 fiscal year acquisitions included net deferred tax liabilities of approximately $26 million.
The purchase price allocations for Cybermation, MDY, XOsoft and Cendura are based upon estimates which may be revised within one year of the date of acquisition as additional information becomes available. It is anticipated that the final purchase price allocation for these acquisitions will not differ materially from their preliminary allocations.
At December 31, 2006, the Company had approximately $49 million in remaining holdback payments related to the acquisitions of Wily, XOsoft, and Cendura, which were included in the “Accrued expenses and other liabilities” line on the Consolidated Condensed Balance Sheet. During the nine months ended December 31, 2006, the Company made payments against these liabilities of approximately $4 million and the remaining balances are expected to be paid within the next twelve months.
Accrued acquisition-related costs and changes in these accruals, including additions related to the Company’s acquisitions of Cybermation, MDY, XOsoft, Cendura and prior year acquisitions were as follows:

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2006

	Duplicate
	Facilities &	Employee
	Other Costs	Costs
	(in millions)
Balance at March 31, 2006	$60	$7
Additions	1	2
Settlements	(10)	(4)
Adjustments	(21)	—

Balance at December 31, 2006	$30	$5

The liabilities for duplicate facilities and other costs relate to operating leases, which are actively being renegotiated and expire at various times through 2010, negotiated buyouts of the operating lease commitments, and other contractual liabilities. The liabilities for employee costs primarily relate to involuntary termination benefits. Adjustments to the corresponding liability and related goodwill accounts are recorded when obligations are settled at amounts less than those originally estimated. Adjustments for the nine month period of fiscal year 2007 primarily consisted of a $20 million favorable resolution to certain foreign tax credits that were acquired and fully reserved that resulted from the conclusion of an Internal Revenue Service audit. The remaining liability balances are included in the “Accrued expenses and other current liabilities” line item on the Consolidated Condensed Balance Sheets.
NOTE H – RESTRUCTURING AND OTHER
Restructuring Plans
In August 2006, the Company announced a cost reduction and restructuring plan (the fiscal 2007 plan) to significantly improve the Company’s expense structure and increase its competitiveness. The total cost of the restructuring plan is currently expected to be approximately $150 million, most of which is expected be recognized in fiscal year 2007. The fiscal 2007 plan’s objectives include a workforce reduction, global facilities consolidations and other cost reduction initiatives.
Severance: The Company currently estimates a reduction in workforce of approximately 1,400 individuals under the fiscal 2007 plan, including approximately 300 positions associated with joint ventures. The termination benefits the Company has offered in connection with this workforce reduction are substantially the same as the benefits the Company has provided historically for non-performance-based workforce reductions, and in certain countries have been provided based upon prior experiences with the restructuring plan announced in July 2005 (the fiscal 2006 plan) as described below. These costs have been recognized in accordance with SFAS No. 112, “Employers Accounting for Post Employment Benefits, an Amendment of FASB Statements No. 5 and 43” (SFAS No. 112). The Company incurred approximately $14 million and $53 million of severance costs for the three and nine months ended December 31, 2006, respectively, relating to a total of approximately 800 individuals. The Company anticipates the severance portion of the fiscal 2007 plan will cost approximately $110 million and anticipates that the remaining amount will be incurred by the end of fiscal year 2008. The specific plans associated with the balance of the planned reductions in workforce are still being finalized and the associated charges will be recorded once the actions are approved by management.
Facilities Abandonment: The Company recorded the costs associated with lease termination or abandonment when the Company ceased to utilize the leased property. Under SFAS No. 146, “Accounting for Costs Associated With Exit or Disposal Activities” (SFAS No. 146), the liability associated with lease termination or abandonment is measured as the present value of the total remaining lease costs and associated operating costs, less probable sublease income. The Company accretes its obligations related to the facilities abandonment to the then-present value and, accordingly, recognizes accretion expense as a restructuring expense in future periods. The Company incurred approximately $15 million of charges related to abandoned properties in the third quarter of fiscal year 2007 and anticipates that the remaining amounts will be incurred

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2006
by the end of fiscal year 2008. The Company anticipates the facility portion of the fiscal 2007 plan will cost approximately $40 million.
Accrued restructuring costs and payments during the fiscal year 2007 and the ending accrual balance at December 31, 2006 were as follows:

		Facilities
	Severance	Abandonment
	(in millions)
Additions	$53	$15
Payments	(27)	(1)

Balance at December 31, 2006	$26	$14

The liability balance is included in the “Accrued expenses and other current liabilities” line item on the Consolidated Condensed Balance Sheet. The costs are included in the “Restructuring and other” line item on the Consolidated Condensed Statements of Operations.
In July 2005, the Company announced the fiscal 2006 plan to increase efficiency and productivity and to more closely align its investments with strategic growth opportunities. The total cost of the fiscal 2006 plan is expected to be approximately $100 million. The Company accounted for the individual components of the restructuring plan as follows:
Severance: The fiscal 2006 plan included a workforce reduction of approximately five percent, or 800 positions, worldwide. The termination benefits the Company offered in connection with this workforce reduction were substantially the same as the benefits the Company has provided historically for non-performance-based workforce reductions, and in certain countries have been provided based upon statutory minimum requirements. The employee termination obligations incurred in connection with the fiscal 2006 plan were accounted for in accordance with SFAS No. 112. In certain countries, the Company elected to provide termination benefits in excess of legal requirements subsequent to the initial implementation of the plan. These additional costs have been recognized as incurred in accordance with SFAS No. 146. The Company incurred approximately $2 million and $20 million of severance costs for the three and nine month periods ended December 31, 2006, respectively, and approximately $56 million in severance costs since the fiscal 2006 plan’s inception. The Company anticipates the severance portion of the fiscal 2006 plan will cost approximately $60 million and anticipates that the remaining amount will be incurred by the end of fiscal year 2007. Final payment of these amounts is dependent upon settlement with the works councils in certain international locations.
Facilities Abandonment: The Company recorded the costs associated with lease termination or abandonment when the Company ceased to utilize the leased property. Under SFAS No. 146, the liability associated with lease termination and/or abandonment is measured as the present value of the total remaining lease costs and associated operating costs, less probable sublease income. The Company accretes its obligations related to the facilities abandonment to the then-present value and, accordingly, recognizes accretion expense as a restructuring expense in future periods. The Company reduced the accrual for facilities abandonment related costs by approximately $2 million and $3 million for the three and nine month periods ended December 31, 2006, respectively, due to revised estimates for sublease income on certain properties, and incurred approximately $27 million in net costs since the fiscal 2006 plan’s inception. The Company anticipates the facilities abandonment portion of the restructuring plan will cost up to a total of $40 million, and anticipates that the remaining amount will be incurred by the end of fiscal year 2007.
Accrued restructuring costs and changes in these accruals for the first nine months of fiscal year 2007 were as follows:

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2006

		Facilities
	Severance	Abandonment
	(in millions)
Balance at March 31, 2006	$18	$27

Additions (reductions)	20	(3)
Payments	(28)	(8)

Balance at December 31, 2006	$10	$16

The liability balance is included in the “Accrued expenses and other current liabilities” line item on the Consolidated Condensed Balance Sheets.
Other:
During the first nine months of fiscal year 2007, the Company incurred approximately $3 million in connection with certain DPA related costs and approximately $13 million incurred by the Special Litigation Committee (see also Note J, “Commitments and Contingencies”). During the first nine months of fiscal year 2006, the Company incurred approximately $5 million associated with the termination of a non-core application development professional services project and $7 million in connection with certain DPA related costs.
NOTE I – INCOME TAXES
Income tax expense for the three and nine-month periods ended December 31, 2006 was $18 million and $40 million, respectively, compared to the income tax benefit for the three and nine-month periods ended December 31, 2005 of $13 million and $18 million, respectively. For the quarter ended December 31, 2006, the tax provision included a net benefit of approximately $5 million, primarily arising from a revision of the Company’s estimated Section 199 manufacturing deduction. Income tax expense for the nine-month period ending December 31, 2006 also includes a net benefit of approximately $18 million, primarily arising from the resolution of certain international and U.S. Federal tax contingencies.
For the quarter ended December 31, 2005, the tax provision included a net benefit of approximately $25 million primarily arising from the recognition of certain foreign tax credits partially offset by an $18 million increase in taxes associated with a prior period tax audit. Income tax expense for the nine-month period ended December 31, 2005 also includes tax benefits of approximately $36 million reflecting IRS Notice 2005-38. Notice 2005-38 permitted the utilization of foreign tax credits in calculating the special one-time dividends received deduction on repatriating funds as provided by the American Jobs Creation Act of 2004.
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
DECEMBER 31, 2006
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
On August 25, 2003, the Company announced the settlement of all outstanding litigation related to the above-referenced stockholder and derivative actions as well as the settlement of an additional derivative action filed by Charles Federman that had been pending in the Federal Court. As part of the class action settlement, which was approved by the Federal Court in December 2003, the Company agreed to issue a total of up to 5.7 million shares of common stock to the stockholders represented in the three class action lawsuits, including payment of attorneys’ fees. The Company has completed the issuance of the settlement shares as well as payment of $3.3 million to the plaintiffs’ attorneys in legal fees and related expenses.
In settling the derivative suits, which settlement was also approved by the Federal Court in December 2003, the Company committed to maintain certain corporate governance practices. Under the settlement, the Company, the individual defendants and all other current and former officers and directors of the Company were released from any potential claim by stockholders arising from accounting-related or other public statements made by the Company or its agents from January 1998 through February 2002 (and from January 1998 through May 2003 in the case of the employee ERISA action). The individual defendants were released from any potential claim by or on behalf of the Company relating to the same matters.
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
DECEMBER 31, 2006
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
Following the Audit and Compliance Committee’s preliminary report and at its recommendation, David Kaplan, David Rivard, Lloyd Silverstein and Ira Zar, the executives who oversaw the relevant financial operations during the period in question, resigned at the Company’s request. On January 22, 2004, Mr. Silverstein pled guilty to federal criminal charges of conspiracy to obstruct justice in connection with the ongoing investigation. On April 8, 2004, Messrs. Kaplan, Rivard and Zar pled guilty to charges of conspiracy to obstruct justice and conspiracy to commit securities fraud in connection with the investigation. Mr. Zar also pled guilty to committing securities fraud. On January 26, 2007, Mr. Zar was sentenced to a term of imprisonment for seven months and home confinement for seven months. On January 29, 2007, Mr. Kaplan was sentenced home confinement for six months. On January 30, 2007, Mr. Rivard was sentenced to home confinement for four months. On January 31, 2007, Mr. Silverstein was sentenced to home confinement for six months. The SEC filed related actions against each of the four former executives, alleging that they participated in a widespread practice that resulted in the improper recognition of revenue by the Company. Without admitting or denying the allegations in the complaints filed by the SEC, Messrs. Kaplan, Rivard, Silverstein and Zar each consented to a permanent injunction against violating, or aiding and abetting violations of, the securities laws, and also to a permanent bar from serving as an officer or director of a publicly held company. Litigation with respect to the SEC’s claims for disgorgement and penalties is continuing.
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
DECEMBER 31, 2006
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
Under the DPA, the Company agreed to establish a $225 million fund for purposes of restitution to current and former stockholders of the Company, with $75 million to be paid within 30 days of the date of approval of the DPA by the Federal Court, $75 million to be paid within one year after the approval date and $75 million to be paid within 18 months after the approval date. The Company made the first $75 million restitution payment into an interest-bearing account under terms approved by the USAO on October 22, 2004. The Company made the second $75 million restitution payment into an interest-bearing account under terms approved by the USAO on September 22, 2005. The Company made the third and final $75 million restitution payment into an interest-bearing account under terms approved by the USAO on March 22, 2006. The restitution fund money will be allocated to certain current and former stockholders of the Company in the near future. Pursuant to the DPA, the Company proposed and the USAO accepted, on or about November 4, 2004, the appointment of Kenneth R. Feinberg as Fund Administrator. Also, pursuant to the Agreements, Mr. Feinberg submitted to the USAO on or about June 28, 2005, a Plan of Allocation for the Restitution Fund (the Restitution Fund Plan). The Restitution Fund Plan was approved by the Federal Court on August 18, 2005. The Company’s payments to the restitution fund, which will be allocated and distributed in the near future as determined by the Fund Administrator, are in addition to the amounts that the Company previously agreed to provide current and former stockholders in settlement of certain class action lawsuits in August 2003 (see “— Stockholder Class Action and Derivative Lawsuits Filed Prior to 2004”). This latter amount was paid by the Company in December 2004 in shares at a then total value of approximately $174 million.
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
Under the Agreements, the Company also agreed to the appointment of an Independent Examiner to examine the Company’s practices for the recognition of software license revenue, its ethics and compliance policies and other specified matters. Under the Agreements, the Independent Examiner also reviews the Company’s compliance with the Agreements and periodically reports findings and recommendations to the USAO, SEC and Board of Directors. On March 16, 2005, the Federal Court appointed Lee S. Richards III, Esq. of Richards Spears Kibbe & Orbe LLP (now, Richards Kibbe & Orbe LLP), to serve as Independent Examiner. On September 15, 2005, Mr. Richards issued his six-month report concerning his recommendations regarding best practices concerning certain areas specified in the Agreements. On December 15, 2005, March 15, 2006, June 15, 2006, September 15, 2006 and December

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2006
15, 2006, Mr. Richards issued quarterly reports concerning the Company’s compliance with the Agreements.
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
As set forth above, after the Independent Examiner’s term expires, the USAO will seek to dismiss its charges against the Company. However, the Company shall be subject to prosecution at any time if the USAO determines that the Company has deliberately given materially false, incomplete or misleading information pursuant to the DPA, has committed any federal crime after the date of the DPA or has knowingly, intentionally and materially violated any provision of the DPA (including any of those described above).
On September 22, 2004, Mr. Woghin, the Company’s former General Counsel, pled guilty to a two-count information charging him with conspiracy to commit securities fraud and obstruction of justice. The SEC also filed a complaint in the Federal Court against Mr. Woghin alleging that he violated Section 17(a) of the Securities Act, Sections 10(b) and 13(b)(5) of the Exchange Act, and Rules 10b-5 and 13b2-1 thereunder. The complaint further alleged that under Section 20(e) of the Exchange Act, Mr. Woghin aided and abetted the Company’s violations of Sections 10(b), 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. Mr. Woghin consented to a partial judgment imposing a permanent injunction enjoining him from committing violations in the future and permanently baring him from serving as an officer or director of a public company. The SEC’s claims for disgorgement and civil penalties against Mr. Woghin are pending. On January 16, 2007, Mr. Woghin was sentenced to a term of imprisonment for two years and three years of supervised release.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2006
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
On or about June 29, 2005, the USAO filed a superseding indictment against Messrs. Kumar and Richards, dropping one count and adding several allegations to certain of the nine remaining counts. On April 24, 2006, Messrs. Kumar and Richards pled guilty to all counts in the superseding indictment filed by the USAO. On November 2, 2006, Mr. Kumar was sentenced to a term of imprisonment for twelve years and a fine of $8 million. On November 14, 2006, Mr. Richards was sentenced to a term of imprisonment for seven years and three years of supervised release. The Federal Court has deferred any decisions on restitution until a hearing currently scheduled for February 2007.
On April 21, 2006, Thomas M. Bennett, the Company’s former Senior Vice President, Business Development, was arrested pursuant to an arrest warrant issued by the Federal Court. The arrest warrant charged Mr. Bennett with three counts of conspiracy to commit obstruction of justice in violation of Title 18, United States Code, Sections 1510(a) and 1505, and Title 18, United States Code, Section 371. On June 21, 2006, Mr. Bennett pled guilty to one count of conspiracy to obstruct justice. On December 6, 2006, Mr. Bennett was sentenced to a term of home confinement for ten months, three years of supervised release, 100 hours of community service, and a fine of $15,000.
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
Derivative Actions Filed in 2004
In June 2004, a purported derivative action was filed in the Federal Court by Ranger Governance Ltd. against certain current or former employees and/or directors of the Company. In July 2004, two additional purported derivative actions were filed in the Federal Court by purported Company stockholders against certain current or former employees and/or directors of the Company. In November 2004, the Federal Court issued an order consolidating these three derivative actions. The plaintiffs filed a consolidated amended complaint (the Consolidated Complaint) on January 7, 2005. The Consolidated Complaint names as defendants Messrs. Wang, Kumar, Zar, Artzt, D’Amato, Richards, Ranieri and Woghin; Messrs. Kaplan, Rivard and Silverstein; Michael A. McElroy; Messrs McWade and Schwartz; Gary Fernandes; Robert E. La Blanc; Jay W. Lorsch; Kenneth Cron; Walter P. Schuetze; Messrs. de Vogel and Grasso; Roel Pieper; KPMG LLP; and Ernst & Young LLP. The Company is named as a nominal defendant. The Consolidated Complaint alleges a claim against Messrs. Wang, Kumar, Zar, Kaplan, Rivard, Silverstein, Artzt, D’Amato, Richards, McElroy, McWade, Schwartz, Fernandes, La Blanc, Ranieri, Lorsch, Cron,

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2006
Schuetze, de Vogel, Grasso, Pieper and Woghin for contribution towards the consideration the Company had previously agreed to provide current and former stockholders in settlement of certain class action litigation commenced against the Company and certain officers and directors in 1998 and 2002 (see “— Stockholder Class Action and Derivative Lawsuits Filed Prior to 2004”) and seeks on behalf of the Company compensatory and consequential damages in an amount not less than $500 million in connection with the USAO and SEC investigations (see “— The Government Investigation”). The Consolidated Complaint also alleges a claim seeking unspecified relief against Messrs. Wang, Kumar, Zar, Kaplan, Rivard, Silverstein, Artzt, D’Amato, Richards, McElroy, McWade, Fernandes, La Blanc, Ranieri, Lorsch, Cron, Schuetze, de Vogel and Woghin for violations of Section 14(a) of the Exchange Act for alleged false and material misstatements made in the Company’s proxy statements issued in 2002 and 2003. The Consolidated Complaint also alleges breach of fiduciary duty by Messrs. Wang, Kumar, Zar, Kaplan, Rivard, Silverstein, Artzt, D’Amato, Richards, McElroy, McWade, Schwartz, Fernandes, La Blanc, Ranieri, Lorsch, Cron, Schuetze, de Vogel, Grasso, Pieper and Woghin. The Consolidated Complaint also seeks unspecified compensatory, consequential and punitive damages against Messrs. Wang, Kumar, Zar, Kaplan, Rivard, Silverstein, Artzt, D’Amato, Richards, McElroy, McWade, Schwartz, Fernandes, La Blanc, Ranieri, Lorsch, Cron, Schuetze, de Vogel, Grasso, Pieper and Woghin based upon allegations of corporate waste and fraud. The Consolidated Complaint also seeks unspecified damages against Ernst & Young LLP and KPMG LLP, for breach of fiduciary duty and the duty of reasonable care, as well as contribution and indemnity under Section 14(a) of the Exchange Act. The Consolidated Complaint requests restitution and rescission of the compensation earned under the Company’s executive compensation plan by Messrs. Artzt, Kumar, Richards, Zar, Woghin, Kaplan, Rivard, Silverstein, Wang, McElroy, McWade and Schwartz. Additionally, pursuant to Section 304 of the Sarbanes-Oxley Act, the Consolidated Complaint seeks reimbursement of bonus or other incentive-based equity compensation received by defendants Wang, Kumar, Schwartz and Zar, as well as alleged profits realized from their sale of securities issued by the Company during the time periods they served as the Chief Executive Officer (Messrs. Wang and Kumar) and Chief Financial Officer (Messrs. Schwartz and Zar) of the Company. Although no relief is sought from the Company, the Consolidated Complaint seeks monetary damages, both compensatory and consequential, from the other defendants, including current or former employees and/or directors of the Company, KPMG LLP and Ernst & Young LLP in an amount totaling not less than $500 million.
The consolidated derivative action has been stayed pending resolution of the 60(b) Motions (see “— Stockholder Class Action and Derivative Lawsuits Filed Prior to 2004”). Also, on February 1, 2005, the Company established a Special Litigation Committee of independent members of its Board of Directors to, among other things, control and determine the Company’s response to the Consolidated Complaint and the 60(b) Motions. The Special Litigation Committee is continuing to review these matters. The Company is obligated to indemnify its officers and directors under certain circumstances to the fullest extent permitted by Delaware law. As a part of that obligation, the Company has advanced and will continue to advance certain attorneys’ fees and expenses incurred by current and former officers and directors in various litigations and investigations arising out of similar allegations, including the litigation described above.
Derivative Actions Filed in 2006
On August 10, 2006, a purported derivative action was filed in the Federal Court by Charles Federman against certain current or former directors of the Company (the 2006 Federman Action). On September 15, 2006, a purported derivative action was filed in the Federal Court by Bert Vladimir and Irving Rosenzweig against certain current or former directors of the Company (the 2006 Vladimir Action). By order dated October 26, 2006, the Federal Court ordered the 2006 Federman Action and the 2006 Vladimir Action consolidated. Under the order, the actions are now captioned “CA, Inc. Shareholders’ Derivative Litigation Employee Option Action”. On January 31, 2007, plaintiffs filed a consolidated amended complaint naming as defendants the following current or former directors of the Company: Messrs. Artzt, Cron, D’Amato, de Vogel, Fernandes, Goldstein, Grasso, Kumar, La Blanc, Lofgren, Lorsch, McCracken, Pieper, Ranieri, Schuetze, Swainson, Wang, and Zambonini and Ms. Unger. The

A, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2006
Company is named as a nominal defendant. The complaint alleges purported claims against the individual defendants for breach of fiduciary duty and for violations of Section 14(a) of the Exchange Act for alleged false and material misstatements made in the Company’s proxy statements issued from 1998 through 2005. The premises for these purported claims concern the disclosures made by the Company in its Annual Report on Form 10-K for the fiscal year ended March 31, 2006 concerning the Company’s restatement of prior fiscal periods to reflect additional (a) non-cash, stock-based compensation expense relating to employee stock option grants prior to the Company’s fiscal year 2002, (b) subscription revenue relating to the early renewal of certain license agreements, and (c) sales commission expense that should have been recorded in the third quarter of the Company’s fiscal year 2006. According to the complaint, certain of the individual defendants’ actions allegedly were “in violation of the spirit, if not the letter of the DPA.” The complaint seeks an unspecified amount of compensatory and punitive damages, equitable relief including an order rescinding certain stock option awards, an award of plaintiffs’ costs and expenses, including reasonable attorneys’ fees, and other unspecified damages allegedly sustained by the Company. Defendants are required to respond to the complaint by March 16, 2007. In the opinion of management, the resolution of this lawsuit is not expected to have a material adverse effect on the financial position of the Company.
On September 13, 2006, a purported derivative action was filed in the Delaware Chancery Court by Muriel Kaufman asserting purported derivative claims against Messrs. Kumar, Wang, Zar, Silverstein, Woghin, Richards, Artzt, Cron, D'Amato, La Blanc, Ranieri, Lorsch, Schuetze, Vieux, De Vogel and Grasso, and Ms. Strum Kenny. The Company is named as a nominal defendant. The complaint alleges purported claims against the individual defendants for breach of fiduciary duty, corporate waste and contribution and indemnification, in connection with the accounting fraud and obstruction of justice that led to the criminal prosecution of certain former officials of the Company and to the DPA (see “—The Government Investigation”) and in connection with the settlement of certain class action and derivative lawsuits (see “—Stockholder Class Action and Derivative Lawsuits Filed Prior to 2004”). The complaint seeks an unspecified amount of compensatory damages, an accounting from each individual defendant, an award of plaintiff's costs and expenses, including reasonable attorneys' fees, and other unspecified damages allegedly sustained by the Company. The Special Litigation Committee is determining the Company's response to this litigation. In the opinion of management, the resolution of this lawsuit is not expected to have a material adverse effect on the financial position of the Company.
Texas Litigation
On August 9, 2004, a petition was filed by Sam Wyly and Ranger Governance, Ltd. against the Company in the District Court of Dallas County, Texas (the Ranger Governance Litigation), seeking to obtain a declaratory judgment that plaintiffs did not breach two separation agreements they entered into with the Company in 2002 (the 2002 Agreements). Plaintiffs seek to obtain this declaratory judgment in order to file a derivative suit on behalf of the Company (see “—Derivative Actions Filed in 2004” above). On September 3, 2004, the Company filed an answer to the petition and on September 10, 2004, the Company filed a notice of removal seeking to remove the action to federal court. On February 18, 2005, Mr. Wyly filed a separate lawsuit in the United States District Court for the Northern District of Texas (the Texas Federal Court) alleging that he is entitled to attorneys’ fees in connection with the original litigation filed in Texas. The two actions have been consolidated. On March 31, 2005, the plaintiffs amended their complaint to allege a claim that they were defrauded into entering the 2002 Agreements and to seek rescission of those agreements and damages. The amended complaint in the Ranger Governance Litigation seeks rescission of the 2002 Agreements, unspecified compensatory, consequential and exemplary damages and a declaratory judgment that the 2002 Agreements are null and void and that plaintiffs did not breach the 2002 Agreements. On May 11, 2005, the Company moved to dismiss the Texas litigation. On July 21, 2005, the plaintiffs filed a motion for summary judgment. On July 22, 2005, the Texas Federal Court dismissed the latter two motions without prejudice to refiling the motions later in the action. On September 1, 2005, the Texas Federal Court granted the Company’s motion to transfer the action to the Federal Court. Since the transfer, there have been no significant activities or developments.
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
On September 21, 2004, a complaint to compel production of the Company’s books and records, including files that have been produced by the Company to the USAO and SEC in the course of their joint investigation of the Company’s accounting practices (see “—The Government Investigation”), was filed by a purported stockholder of the Company in Delaware Chancery Court pursuant to Section 220 of the

A, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2006
Delaware General Corporation Law. The complaint concerns the inspection of documents related to Mr. Kumar’s compensation, the independence of the Board of Directors and ability of the Board of Directors to sue for return of that compensation. The Company filed its answer to this complaint on October 15, 2004 and there have been no developments since that time.
In October 2005, an arbitration was initiated against the Company. The arbitration demand seeks monetary damages of an unspecified amount and injunctive relief based upon claims for, among other things, alleged breaches of contract, copyright infringement, misappropriation of trade secrets, unfair competition, and racketeering. This matter is in discovery, and a hearing before the American Arbitration Association has been set for April 2007. Although the ultimate outcome cannot be determined, the Company believes the claims are unfounded and that the Company has meritorious defenses. In the opinion of management, the resolution of this matter is not expected to have a material adverse effect on the financial position of the Company.
In December 2006, a lawsuit captioned Diagnostic Systems Corp. v. CA, Inc. et al., Case No. SACV06-1211 CJC(ANx), was filed in the United States District Court for the Central District of California, Southern Division. The complaint seeks a preliminary and permanent injunction, as well as monetary damages in various amounts, all of which are unspecified, based upon claims for patent infringement. The Company has not yet responded to the complaint. Although the ultimate outcome cannot be determined, the Company believes that the claims are unfounded and that the Company has meritorious defenses. In the opinion of management, the resolution of this lawsuit is not expected to have a material adverse effect on the financial position of the Company.
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
NOTE K – DIVESTITURES
Discontinued Operations: In November 2006, the Company sold its 70% interest in Benit Company, formerly known as Liger Systems Co. Ltd. (“Benit”), for approximately $3.3 million. The 70% interest sold represented all of the Company’s outstanding equity interest in Benit. As a result of the sale, the Company realized a loss of approximately $2 million, net of taxes, for the quarter ended December 31, 2006. Included in the loss is the recognition of the cumulative foreign currency translation amount related to Benit of approximately $10 million which was previously included in “Accumulated other comprehensive income”. The book value of the net assets disposed of was approximately $16 million, which included goodwill of approximately $31 million, and was not considered material to the March 31, 2006 Consolidated Condensed Balance Sheet. Benit offered a wide range of corporate solution services, such as IT outsourcing, business integration services, enterprise solutions and IT service management in Korea. The sale was part of the Company’s fiscal 2007 plan, which included an estimated headcount reduction of 300 positions associated with consolidated joint ventures. The sale of Benit resulted in a headcount reduction of 250 positions. Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has separately presented the results of Benit as a discontinued operation, including the loss on the sale on the Consolidated Condensed Statement of Operations.

A, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2006
The operating results of Benit are summarized as follows:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2006	2005	2006	2005
Maintenance	$2	$4	$11	11
Software fees and other	1	—	3	2
Professional services	2	2	7	5

Total revenue	$5	$6	$21	18

Loss from sale of discontinued operation, net of taxes	$(2)	$—	$(2)	$—
Loss from discontinued operation, net of taxes	$—	$(1)	$(1)	$(2)
In December 2005, the Company sold its wholly-owned subsidiary MultiGen-Paradigm, Inc. (MultiGen) to Parallax Capital Partners. MultiGen is a provider of real-time, end-to-end 3D solutions for visualizations, simulations and training applications used for both civilian and government purposes. The sale price was approximately $6 million, which includes reimbursement for certain employee-related costs. The purchase price was received in the form of an interest bearing note that is scheduled to be paid by June 2007. MultiGen had revenues of $9 million for the nine month period ending December 31, 2005. As a result of the sale in the third quarter of fiscal year 2006, the Company recorded a $3 million gain, net of a tax benefit of approximately $10 million. The Company has separately presented the gain on the disposal of MultiGen as a discontinued operation for the period ending December 31, 2005. The impact of MultiGen’s results on prior periods was not considered material.
Other: In November 2005, the Company announced an agreement with Garnett & Helfrich Capital, a private equity firm to create an independent corporate entity. As part of the agreement, the Company contributed intellectual property, support contracts, services of certain employees and other assets used exclusively in the business of the intellectual property contributed. The contributions from the Company and Garnett & Helfrich Capital, L.P., formed Ingres Corporation (“Ingres”). The Company has a 25% ownership interest in the newly formed entity, in which it received an equity stake of $15 million. As a result of the transaction, the Company recorded a non-cash pre-tax gain for the three months ended December 31, 2005 of approximately $8 million due to the value of assets that were contributed during the formation of Ingres in accordance with Emerging Issues Task Force (EITF) Issue No. 01-2 Interpretations of APB Opinion No. 29. The gain is recorded as Other expenses/(gains), net in the Consolidated Condensed Statements of Operations.

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q (Form 10-Q) contains certain forward-looking information relating to CA, Inc. (the “Company,” “Registrant,” “CA,” “we,” “our,” or “us”) that is based on the beliefs of and assumptions made by our management as well as information currently available to management. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” and similar expressions are intended to identify forward-looking information. Such information includes, for example, the statements made under the caption “Outlook” in this MD&A, but also appears in other parts of this Form 10-Q. This forward-looking information reflects our current views with respect to future events and is subject to certain risks, uncertainties, and assumptions, some of which are described below in the section “Risk Factors”, and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006 and our Quarterly Report Form 10-Q for the fiscal quarter ended September 30, 2006 filed with the Securities and Exchange Commission. Should one or more of these risks or uncertainties occur, or should our assumptions prove incorrect, actual results may vary materially from those described in this Form 10-Q as anticipated, believed, estimated, or expected. We do not intend to update these forward-looking statements.
QUARTERLY UPDATE
•	In October 2006, we announced that our Board of Directors adopted a new Stockholder Protection Rights Plan (the Rights Plan) which replaced our existing rights plan when it expired on November 30, 2006. The adoption of the Rights Plan was to address the corporate governance concerns associated with the existing rights plan. In connection with the adoption of the Rights Plan, we declared a dividend of one right on each outstanding share of our common stock. The dividend was paid on November 30, 2006 upon expiration of our existing rights plan to stockholders of record on October 26, 2006. We will ask our stockholders to vote on the Rights Plan at our annual meeting of stockholders in August 2007.

•	In October 2006, we introduced CA Clarity 8, a major new version of our industry-leading Project & Portfolio Management system. Clarity 8 delivers the foundation for comprehensive IT governance by providing a single system for the strategic planning and financial control of IT services.

•	In October 2006, we announced the availability of Wily Introscope for Microsoft .NET, which provides customers with a single solution for comprehensive J2EE and .NET application performance management.

•	In November 2006, we announced that Bill Lipsin was named Senior Vice President of Worldwide Channels.

•	In November 2006, we announced Unicenter Advanced Systems Management (Unicenter ASM) r11.1, a platform-agnostic solution that provides centralized management for virtualized and clustered server environments—enabling customers to continuously assess, manage and optimize system resources to ensure service availability and reliability.

•	In November 2006, we sold our 70% interest in Benit Company, a joint venture investment, for approximately $3.3 million. The sale was part of the Company’s fiscal year 2007 cost reduction and restructuring plan, which included an estimated headcount reduction of 300 positions associated with consolidated joint ventures. The sale of Benit resulted in a headcount reduction of 250 positions.

•	In December 2006, we announced the latest release of our Identity and Access Management (IAM) solution that helps organizations minimize risk while reducing the cost of IT operations. CA’s IAM solution unifies and simplifies the management of enterprise-wide security through automated and centralized policy management.

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
Our subscription-based business model is unique among our competitors in the software industry and it may be difficult to compare our results for many of our performance indicators with those of our competitors. The following is a summary of the principal quantitative performance indicators that management uses to review performance:

	For the Three Months
	Ended December 31,			Percent
	2006	2005	Change	Change
	(restated)
	(dollars in millions)
Subscription revenue	$773	$717	$56	8%
Total revenue	$1,002	$965	$37	4%
Subscription revenue as a percent of total revenue	77%	74%	3%	4%
New deferred subscription value (direct)	$1,329	$730	$599	82%
New deferred subscription value (indirect)	$53	$53	—	—
Weighted average license agreement duration in years (direct)	3.74	3.46	0.28	8%
Cash provided by continuing operations	$587	$422	$165	39%
Income from continuing operations, net of taxes	$52	$56	$(4)	(7%)

Note —	previously reported information has been reclassified to reflect discontinued operations

	For the Nine Months
	Ended December 31,			Percent
	2006	2005	Change	Change
	(restated)
	(dollars in millions)
Subscription revenue	$2,274	$2,123	$151	7%
Total revenue	$2,938	$2,830	$108	4%
Subscription revenue as a percent of total revenue	77%	75%	2%	3%
New deferred subscription value (direct)	$2,215	$1,641	$574	35%
New deferred subscription value (indirect)	$140	$143	$(3)	(2%)
Weighted average license agreement duration in years (direct)	3.36	3.12	0.24	8%
Cash provided by continuing operations	$547	$814	$(267)	(33%)
Income from continuing operations, net of taxes	$141	$199	$(58)	(29%)

Note —	previously reported information has been reclassified to reflect discontinued operations

	Dec 31,	March 31,		Percent
	2006	2006	Change	Change
	(dollars in millions)
Total cash, cash equivalents, and marketable securities	$1,842	$1,865	$(23)	(1%)
Total debt	$2,585	$1,816	$769	42%

Note —	previously reported information has been reclassified to reflect discontinued operations
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
Committed installment payments due under software license agreements are not always paid in equal annual installments over the life of a license agreement. If a customer pays for software prior to the recognition of revenue, the amount is reported as a liability entitled “Deferred subscription revenue (collected)” on our Consolidated Condensed Balance Sheets. The amount collected from a customer under a license agreement for the next twelve months but not yet recognized as revenue is reported as a liability entitled “Deferred subscription revenue (collected) — current” on our Consolidated Condensed Balance Sheets. The amount collected under a license agreement for periods subsequent to the next twelve months, which will be recognized as revenue on a monthly basis only in those future years, is reported as a liability entitled “Deferred subscription revenue (collected) — noncurrent” on our Consolidated Condensed Balance Sheets. The increase or decrease in payments by customers attributable to subsequent fiscal periods is reported as an operating activity entitled “Deferred subscription revenue (collected) — current” and “Deferred subscription revenue (collected) — noncurrent” in our Consolidated Condensed Statements of Cash Flows.
If we transfer our financial interest in future committed installments under a license agreement to a third party financing institution, for which revenue has not yet been recognized, we record the liability associated with the receipt of the cash as “Financing obligations (collected)” on our Consolidated Condensed Balance Sheets. The amounts received from third party financing institutions are classified as either current or non-current, depending upon when amounts are expected to be payable under the license agreement with the customer. When the payment is due from the customer to the third party, we relieve our liability to the financing institution and recognize the previously financed amount as “Deferred subscription revenue (collected)” on our Consolidated Condensed Balance Sheets. The increase or decrease in financing obligations is reported as an operating activity entitled “Financing obligations (collected) — current” and “Financing obligations (collected) — noncurrent” in our Consolidated Condensed Statements of Cash Flows.
Amounts received in the current period that are attributable to later years of a license agreement from either a customer or third party financing institution have a positive impact in the current period on billings and cash provided by continuing operating activities. Accordingly, to the extent such collections are attributable to the later years of a license agreement, the license will provide a correspondingly reduced contribution to billings and cash from operating activities during the license’s later years.
New Deferred Subscription Value — New deferred subscription value represents the total incremental value (contract value) of software licenses sold in a period, which will be accounted for under our subscription model of revenue recognition. In the second quarter of fiscal year 2005, we began offering more flexible license terms to our channel partners’ end users, necessitating ratable recognition of revenue for the majority of our indirect business. Prior to July 1, 2004, such channel license revenue had been recorded up-front on a sell-through basis (when a distributor, reseller, or value added reseller (VAR) sold the software product to its customers) and reported on the “Software fees and other” line item on the Consolidated Condensed Statements of Operations. New deferred subscription value excludes the value associated with maintenance-only license agreements, license-only indirect sales, and professional services arrangements and does not include that portion of bundled maintenance or unamortized discounts that are converted into subscription revenue upon renewal of prior business model contracts.
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
RESULTS OF OPERATIONS
Revenue:
The following table presents the percentage of total revenue and the percentage of period-over-period dollar change for the revenue line items on our Consolidated Condensed Statements of Operations for the three and nine-month periods ended December 31, 2006 and 2005. These comparisons of past financial results are not necessarily indicative of future results.

	For the Three Months			For the Nine Months
	Ended December 31,			Ended December 31,
	Percentage		Percentage	Percentage		Percentage
	of		of	of		of
	Total		Dollar	Total		Dollar
	Revenue		Change	Revenue		Change
			2006/			2006/
	2006	2005	2005	2006	2005	2005
		(restated)			(restated)
Revenue
Subscription revenue	77%	74%	8%	77%	75%	7%
Maintenance	10%	11%	(4%)	10%	11%	(3%)
Software fees and other	3%	5%	(39%)	3%	5%	(37%)
Financing fees	1%	1%	(45%)	1%	1%	(47%)
Professional services	9%	9%	11%	9%	8%	15%
Total revenue	100%	100%	4%	100%	100%	4%

Note —	previously reported information has been reclassified to reflect discontinued operations
Total Revenue
Total revenue for the three months ended December 31, 2006 increased $37 million, or 4%, from the prior year comparable period to $1 billion. Total revenue for the nine months ended December 31, 2006 increased $108 million, or 4%, from the prior year comparable period to $2.94 billion. As more fully described below, the increase was primarily due to growth in subscription revenue and professional services revenue. These increases were partly offset by declines in software fees and other revenue, maintenance, and financing fees. Total revenue was favorably impacted by foreign exchange of $27 million and $48 million for the three and nine-month periods ended December 31, 2006, respectively.

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Subscription Revenue
Subscription revenue represents the portion of revenue ratably recognized on software license agreements entered into under our business model. Some of the licenses recorded between October 2000, when our business model was implemented, and the second quarter of fiscal year 2007 continued to contribute to subscription revenue on a monthly, ratable basis. As a result, subscription revenue for the quarter ended December 31, 2006 includes the ratable recognition of contracts recorded in the third quarter of fiscal year 2007, as well as contracts and related renewals recorded between October 2000 and the second quarter of fiscal year 2007, depending on the contract length. As we reach maturity of our model and based upon the timing of remaining old business model contract renewals, the impact of the transition to our new business model on revenues will decline.
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
Subscription revenue for the quarter ended December 31, 2006 increased $56 million, or 8%, from the comparable prior year quarter to $773 million. Sales made directly to our end-user customers, which we define as our direct business, contributed approximately $711 million to subscription revenue compared to $676 million in the comparable prior year quarter. The increase was primarily due to growth in new deferred subscription value from the sale of solutions in our Enterprise Systems Management, Business Service Optimization and Security Management business units, led by the sale of acquired products. In addition, subscription revenue was favorably impacted by the manner in which we record maintenance revenue under our business model, as described above, as well as favorable impacts from foreign exchange. Sales made through our channel partners, which we define as our indirect business, contributed approximately $62 million to subscription revenue compared to $41 million in the comparable prior year period. The increase was principally due to the inclusion of $16 million of subscription revenue related to value-added resellers that were previously classified as part of our direct business in the prior fiscal year, as well as favorable impacts from foreign exchange and the continued transition of indirect revenue to the ratable model, which began in the second quarter of fiscal year 2005.
Subscription revenue for the nine months ended December 31, 2006 increased $151 million, or 7%, from the comparable prior year period to $2.27 billion. The direct and indirect businesses contributed approximately $2.11 billion and $162 million, respectively, as compared to $2.01 billion and $110 million, respectively for the comparable prior year period. The increase for the direct business was attributable to the same factors as those described above for the third quarter. The increase in the indirect business was principally due to the inclusion of approximately $25 million of subscription revenue related to value-added resellers that were previously classified as part of our direct business in the prior comparable fiscal period. The balance of the increase in the indirect business was attributable to the same factors identified above.
During the three and nine-month periods ended December 31, 2006, we added new deferred subscription value related to our direct business of $1.33 billion and $2.21 billion, respectively, as compared with $730 million and $1.64 billion, respectively for the comparable prior year periods. The increase in new deferred subscription value in our direct business was primarily attributable to the growth in sales of new products and services, improved management of contract renewals, the benefits achieved from the realignment of our sales force earlier in the year, and an increase in the volume, length and dollar amounts of large contracts during the quarter and an increase in the weighted average contract length. During the third quarter of fiscal year 2007, we renewed six license agreements with contract values in excess of $40 million each, for an aggregate contract value of approximately $472 million. This is compared to the prior fiscal year comparable quarter

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
when two license agreements were executed with contract values in excess of $40 million each, for an aggregate contract value of approximately $108 million. With respect to our indirect business, for the three and nine-month periods ended December 31, 2006, we added new deferred subscription value of $53 million and $140 million, respectively, as compared with $53 million and $143 million, respectively for the comparable prior year periods.
The weighted average duration of license agreements executed in the quarters ended December 31, 2006 and 2005 was 3.74 and 3.46 years, respectively, which was higher than our weighted average durations of approximately 3 years in previous quarters for both fiscal years. These increases were attributable to several large contracts executed in the third quarter of both fiscal years 2007 and 2006 with contract terms longer than the historical averages. One contract executed in the third quarter of fiscal year 2007 had a contract term of approximately seven years and a contract value in excess of $100 million.
Maintenance
Maintenance revenue for the quarter ended December 31, 2006 decreased $4 million, or 4%, from the comparable prior fiscal year quarter to $100 million. The decline in maintenance revenue was primarily attributable to our transition to, and the increased number of license agreements under, our business model, where maintenance revenue, bundled along with license revenue, is reported on the “Subscription revenue” line item on the Consolidated Condensed Statements of Operations. The combined maintenance and license revenue on these types of license agreements is recognized on a monthly basis ratably over the term of the agreement. We are unable to quantify the impact that our transition to our business model had on maintenance revenue since maintenance bundled with software licenses is not separately identified. The decline in maintenance revenue was partly offset by separately identifiable maintenance revenue recorded from acquisitions completed subsequent to the third quarter of fiscal year 2006 of $10 million. Additionally, maintenance revenue attributable to the indirect business for the three month period ended December 31, 2006 increased $4 million compared to comparable prior fiscal year quarter to $18 million.
The amount of maintenance revenue for the nine months ended December 31, 2006 decreased approximately $11 million over the comparable prior fiscal year period to $306 million. The decline was primarily attributable to the manner in which we record maintenance revenue under our business model as described above. We recorded approximately $28 million of incremental separately identifiable maintenance in the first nine months of fiscal year 2007 from acquisitions. Maintenance revenue from our indirect business for the nine months ended December 31, 2006 increased $9 million from the comparable prior year period to $49 million.
Software Fees and Other
Software fees and other revenue consists of revenue related to distribution and original equipment manufactures (OEM) channel partners (sometimes referred to as our “indirect” or “channel” revenue) that has been recorded on an up-front sell-through basis, certain revenue associated with acquisitions prior to the transition to our business model, revenue from joint ventures, royalty revenue and other revenue. Our historical practice has been that revenue from acquisitions is initially recorded on the acquired company’s systems, generally under a perpetual or up-front model, and is typically converted to our ratable model within the first fiscal year after the acquisition. As new contracts are entered into or renewed under our business model, revenue is recognized ratably as subscription revenue on a monthly basis over the term of the agreement. For the three and nine-month periods ended December 31, 2006, the Company recorded approximately $14 million and $32 million, respectively, of revenue on an up-front basis relating to acquisitions that occurred subsequent to the third quarter of fiscal year 2006. We expect that a portion of this revenue will continue to be recorded on an up-front basis as “Software fees and other” and may result in higher total revenue for the period than if this revenue had been transitioned to our ratable subscription model in accordance with our historical practice.
Software fees and other revenue for the third quarter of fiscal year 2007 decreased $19 million, or 39%, from the comparable prior year quarter to $30 million. The decline is principally due to lower revenue from

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
acquisitions which had transitioned to our business model, as well as the divestiture of certain business units and joint ventures such as Ingres Corporation and Multigen-Paradigm, Inc.
Software fees and other for the nine months ended December 31, 2006 decreased $47 million, or 37%, from the comparable prior year period to $80 million. The decrease is attributable to the same factors as those described above for the third quarter decrease.
Financing Fees
Financing fees result from the initial discounting to present value of product sales with extended payment terms under the prior business model, which required up-front revenue recognition. This discount initially reduced the related installment accounts receivable and is referred to as “Unamortized discounts.” The related unamortized discount is amortized over the life of the applicable license agreement and is reported as financing fees. Under our business model, additional unamortized discounts are no longer recorded, since we no longer recognize revenue on an up-front basis for sales of products with extended payment terms. As expected, for the quarter ended December 31, 2006, financing fees decreased $5 million, or 45%, from the comparable prior year quarter to $6 million. Financing fees for the nine months ended December 31, 2006 decreased $18 million, or 47%, from the comparable prior year period to $20 million.
Professional Services
Professional services revenue for the quarter ended December 31, 2006 increased $9 million, or 11%, from the comparable prior year quarter to $93 million. The increase was attributable to professional services engagements relating to companies acquired subsequent to the second quarter of fiscal year 2006 of approximately $2 million, growth in security software engagements which utilize Access Control and Identity Management solutions and project and portfolio management services tied to Clarity solutions.
Professional services revenue for the nine months ended December 31, 2006 increased $33 million, or 15%, from the comparable prior year period to $258 million. The increase for the nine month period was attributable to the same factors as described above for the third quarter increase, including approximately $11 million from engagements relating to acquired companies.
Total Revenue by Geography
The following table presents the amount of revenue earned from the United States and international geographic regions and corresponding percentage changes for the three and nine-month periods ended December 31, 2006 and 2005. These comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
	(dollars in millions)
	2006	2005	Change	2006	2005	Change
	(restated)			(restated)
United States	$536	$518	3%	$1,581	$1,496	6%
International	466	447	4%	1,357	1,334	2%

	$1,002	$965	4%	$2,938	$2,830	4%
Note — previously reported information has been reclassified to reflect discontinued operations
Revenue in the United States increased by approximately $18 million, or 3%, and $85 million, or 6%, respectively, for the three and nine-month periods ended December 31, 2006, as compared with the prior year comparable periods. The increase was primarily attributable to growth from acquisitions. International revenue increased by approximately $19 million, or 4%, and $23 million, or 2%, respectively, for the three and nine-month periods ended December 31, 2006, primarily due to the favorable impact from foreign exchange of $27 million and $48 million, respectively.
Price changes did not have a material impact on revenue in the third quarter of fiscal year 2007 or on the comparable prior fiscal year period.

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Expenses:
The following table presents expenses as a percentage of total revenue and the percentage of period-over-period dollar change for the line items on our Consolidated Condensed Statements of Operations for the three and nine-month periods ended December 31, 2006. These comparisons of financial results are not necessarily indicative of future results.

	For the Three Months			For the Nine Months
	Ended December 31,			Ended December 31,
	Percentage		Percentage	Percentage		Percentage
	of		of	of		of
	Total		Dollar	Total		Dollar
	Revenue		Change	Revenue		Change
			2006/			2006/
	2006	2005	2005	2006	2005	2005
		(restated)			(restated)
Operating expenses
Amortization of capitalized software costs	8%	12%	(25%)	9%	12%	(19%)
Cost of professional services	8%	7%	23%	8%	7%	22%
Selling, general, and administrative	40%	41%	1%	42%	41%	7%
Product development and enhancements	18%	18%	3%	18%	18%	2%
Commission, royalties, and bonuses	9%	12%	(22%)	8%	9%	(5%)
Depreciation and amortization of other intangible assets	4%	3%	9%	4%	3%	13%
Other expenses/(gains), net	—	(1%)	N/A	—	(1%)	(24%)
Restructuring and other	3%	2%	52%	3%	2%	53%
Charge for in-process research and development costs	—	—	—	—	1%	(44%)
Total expenses before interest and taxes	91%	94%	—	92%	93%	4%
Interest expense, net	2%	1%	108%	2%	1%	45%

Note — Amounts may not add to their respective totals due to rounding.
Note — previously reported information has been reclassified to reflect discontinued operations
Amortization of Capitalized Software Costs
Amortization of capitalized software costs consists of the amortization of both purchased software and internally generated capitalized software development costs. Internally generated capitalized software development costs are related to new products and significant enhancements to existing software products that have reached the technological feasibility stage.
Amortization of capitalized software costs for the three and nine-month periods ended December 31, 2006 declined by $28 million and $64 million, respectively, from the comparable prior year periods to $83 million and $271 million, respectively. The decline was primarily attributable to certain software costs being fully amortized.
Cost of Professional Services
Cost of professional services consists primarily of the personnel-related costs associated with providing professional services and training to customers. Cost of professional services for the three and nine-month periods ended December 31, 2006 increased $15 million, or 23%, and $41 million, or 22%, respectively, from the comparable prior fiscal year periods to $81 million and $228 million, respectively. The increase is primarily attributable to an increase in professional services revenue as noted above, as well as a higher utilization of external consultants.

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Selling, General and Administrative (SG&A)
SG&A expenses for the quarter ended December 31, 2006 increased $3 million, or less than 1%, from the comparable prior year period to $403 million. The increase was primarily attributable to higher personnel related expenses of approximately $16 million due to recent acquisitions and foreign exchange impacts, and higher office related expenses of approximately $11 million due to an increase in rent expense associated with our recent sale-leaseback transactions on certain facilities, including the Islandia headquarters. Despite being higher, personnel related costs were favorably impacted by the savings related to the recent restructuring actions from the fiscal year 2007 cost reduction and restructuring plan (FY07 Plan) as described below. These increases were partially offset by lower costs for external consultants of $13 million and lower selling and marketing related costs of approximately $20 million.
SG&A expenses for the nine-month period ended December 31, 2006 increased $76 million, or 7%, compared to the prior fiscal year period to $1.24 billion. The increase was primarily attributable to higher personnel related costs of approximately $77 million principally related to recent acquisitions and foreign exchange impacts, as well as a net credit recorded to the provision for doubtful accounts in the prior year period of approximately $17 million which did not recur in the current fiscal period and higher office related expenses of $15 million due to the recent sale-leaseback transactions. Partly offsetting the increases were lower external consultant costs of approximately $31 million and lower selling and marketing related expenses of $10 million.
Product Development and Enhancements
For the quarter ended December 31, 2006, product development and enhancement expenditures, which include product support, increased $5 million, or 3%, from the comparable prior year quarter to $176 million. For the quarters ended December 31, 2006 and 2005, product development and enhancement expenditures represented approximately 18% and 18% of total revenue, respectively. During the third quarter of fiscal year 2006, we continued to focus on and invest in product development and enhancements for emerging technologies, as well as a broadening of our enterprise product offerings.
Product development and enhancement expenditures for the nine-month period ended December 31, 2006, increased $11 million, or 2%, from the comparable prior year period to $533 million. For the nine-month periods ended December 31, 2006 and 2005, product development and enhancement expenditures represented approximately 18% and 18% of total revenue, respectively.
Commissions, Royalties, and Bonuses
Commissions, royalties and bonuses for the third quarter of fiscal year 2007 decreased $26 million, or 22%, from the comparable prior year quarter to $92 million. The decline was primarily due to lower commission expense resulting from changes in CA’s Incentive Compensation Plan (the “Incentive Compensation Plan”) as well as changes in our sales organization and sales coverage model. The lower commission expense was partially offset by higher bonus expenses resulting from acquisition related retention payments and an increase in the number of non-direct sales individuals compensated through annual incentive compensation (bonus) plans.
Commissions, royalties and bonuses for the nine months ended December 31, 2006 decreased $13 million, or 5%, from the comparable prior year period to $235 million. The decline is primarily attributable to the factors discussed above. Additionally, external royalties were approximately $5 million higher as the sales of royalty-bearing products continue to grow.
We believe that the changes made to the Incentive Compensation Plan for fiscal year 2007, as well as certain commission-related process improvements, will enhance our ability to control overall commissions expense and avoid unexpected increases in commissions expense as occurred in the second half of fiscal year 2006, as well as improve our ability to effectively estimate, calculate, monitor, and timely pay sales commissions. For further description of the changes to the Incentive Compensation Plan and related processes, refer to “—Critical Accounting Policies and Business Practices—Sales

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Commissions”. Refer also to Item 4, “Controls and Procedures” and Part II, Item 1a, “Risk Factors”, in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
As noted above we made substantial changes to our sales organization and sales coverage model. In the second quarter of fiscal year 2006, we expanded our “enterprise account” direct sales model in which Account Directors and Account Managers are dedicated to managing the Company’s relationships with specific new and existing enterprise accounts. Their focus is on selling new solutions to enterprise customers. While reducing the overall size of our force through a reorganization of the sales force in the second quarter of fiscal year 2007, we more than doubled the number of Account Directors and Account Managers who are to perform this function. Also, in October 2006, the members of our technical sales organization, consisting of more than 1,500 employees, were assigned revised roles as solution strategists, technology specialists, and consultants, aligned around our product solutions and business units, to be deployed as needed by our Account Directors and Account Managers in connection with the sale of new products and solutions. We also have a core group of sales people who are dedicated to managing, maintaining and renewing our installed customer base. The balance of our market will be covered substantially through our resellers and partners. We are engaged in an extensive training program to enable our sales force to perform their new roles effectively. The purpose of these changes, together with changes to the Incentive Compensation Plan and related process changes is threefold: (i) to enable the Company to increase its sales of new products and solutions to new and existing customers while protecting the Company’s installed base; (ii) to reduce costs and increase productivity; and (iii) to address the commissions issues that arose in connection with the fiscal 2006 Incentive Compensation Plan. We believe the uncertainty associated with these matters adversely affected the Company’s overall performance in the first half of fiscal year 2007. Refer also to Part II, Item 1a, “Risk Factors”, in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
Depreciation and Amortization of Other Intangible Assets
Depreciation and amortization of other intangible assets for the quarter ended December 31, 2006 increased $3 million, or 9%, from the comparable prior year quarter to $36 million. The increase in depreciation and amortization of other intangible assets was primarily due to the amortization of intangibles recognized in conjunction with recent acquisitions and our ERP system that went live in April 2006.
Depreciation and amortization of other intangible assets for the nine months ended December 31, 2006 increased $12 million, or 13%, from the comparable prior year period to $107 million. The increase was attributable to the same factors discussed above.
Other Expenses/(Gains), Net
Other expenses/(gains), net includes gains and losses attributable to divested assets, certain foreign currency exchange rate fluctuations, and certain other infrequent events. For the quarter ended December 31, 2006 other expenses/(gains), net resulted in a loss of $4 million primarily as a result of foreign exchange losses. The comparable prior year quarter resulted in a gain of $10 million primarily due to an $8 million non-cash gain on the divestiture of assets relating to the formation of Ingres.
Other expenses/(gains), net for the nine months ended December 31, 2006 resulted in a gain of approximately $13 million primarily due to the sale of shares of an investment in marketable securities for a gain of approximately $14 million. For the comparable prior year period, other expenses/(gains), net resulted in a gain of approximately $17 million. As noted above, the gain was largely attributable to gain on the divestiture of assets relating to the formation of Ingres, as well as favorable impacts from exchange gains.
Restructuring and Other
During the third quarter of fiscal year 2007, we recorded restructuring and other charges of approximately $32 million as compared to $21 million in the prior year comparable quarter. The primary driver for the charge in fiscal year 2007 was approximately $29 million of costs relating to the FY07 Plan, including approximately $14 million in severance and other termination benefits and approximately $15 million for exited facilities. The specific plans associated with the balance of the planned reductions in workforce are

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
still being finalized and the associated charges will be recorded once the actions are approved by management. We currently estimate a reduction in workforce of approximately 1,400 individuals under the FY07 Plan, including approximately 300 positions associated with joint ventures. We reduced our workforce by approximately 250 individuals due to the divestiture of Benit (refer to Note K, “Divestitures”, in the Notes to the Consolidated Condensed Financial Statements for further details) and by an additional 60 individuals due to the divestiture of another, smaller, joint venture also in the third quarter of fiscal year 2007. We expect to incur approximately $150 million in pre-tax charges under the FY07 Plan, associated with workforce reductions and facility closures. In addition, we recorded a net recovery from the restructuring charges associated with the fiscal 2006 restructuring plan (FY06 Plan) announced in July 2005 of approximately $1 million as compared to an expense of approximately $13 million in the prior year comparable quarter. During the third quarter of fiscal year 2007, we incurred approximately $3 million in legal fees in connection with matters under review by the Special Litigation Committee, comprised of independent members of our Board of Directors (refer to Note J, “Commitments and Contingencies”, in the Notes to the Consolidated Condensed Financial Statements for further details). We recorded charges in the third quarter of fiscal year 2006 in connection with the Company’s Deferred Prosecution Agreement entered into with the United States Attorney’s Office for the Eastern District of New York and for a loss on the sale/leaseback of one of our facilities for approximately $4 million, and $3 million, respectively.
The total projected cost for the FY06 Plan is approximately $100 million, of which approximately $83 million has been recognized to date. The associated restructuring liability balances are included in “Accrued expenses and other current liabilities” on the Consolidated Condensed Balance Sheets.
For the nine months ended December 31, 2006, we recorded restructuring and other charges of $101 million as compared to $66 million in the comparable prior year period. The primary driver for the charge in the first nine months of fiscal year 2007 was approximately $68 million of costs relating to the FY07 Plan, including approximately $53 million in severance and other termination benefits, relating to a total of approximately 800 individuals, and approximately $15 million for exited facilities. Charges related to the FY06 Plan recorded in the current fiscal year were approximately $17 million, which comprised of $20 million for severance and approximately $3 million relating to recovery of facility abandonment costs, compared to approximately $50 million recorded in the comparable prior year period, approximately $29 million of which related to severance and other termination benefits and approximately $21 million relating to abandoned facilities. Additionally, the Company incurred costs in connection with the Company’s Deferred Prosecution Agreement entered into with the United States Attorney’s Office for the Eastern District of New York of approximately $3 million and $7 million for the nine month periods ended December 31, 2006 and 2005, respectively. During the first nine months of fiscal year 2007, we incurred approximately $13 million in legal fees in connection with matters under review by the Special Litigation Committee, comprised of independent members of our Board of Directors (refer to Note J, “Commitments and Contingencies”, in the Notes to the Consolidated Condensed Financial Statements for further details). We also recorded charges in the first nine months of fiscal year 2006 associated with termination of a non-core application development professional services project and for a loss on the sale/leaseback of one of our facilities for approximately $5 million and $3 million, respectively.
Charge for In-Process Research and Development Costs
Charge for in-process research and development costs for the nine months ended December 31, 2006 decreased $8 million, or 44%, from the comparable prior year period to $10 million. The $10 million charge for in-process research and development costs was associated with acquisition of XOsoft, Inc. during the second quarter of fiscal year 2007. In the first nine months of fiscal year 2006, we incurred in-process research and development costs of $18 million associated with the acquisitions of Concord Communications, Inc. and Niku Corporation.
Interest Expense, net
Net interest expense for the third quarter of fiscal year 2007 increased $13 million, or 108%, compared to the prior fiscal year third quarter to $25 million. The increase was primarily due to a decrease in our average cash balance as well as higher borrowings under the credit facility associated with our $1.0 billion tender offer.

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Net interest expense for the first nine months of fiscal year 2007 increased $14 million, or 45%, compared to the prior fiscal year comparable period to $45 million. The increase was due to the same factors as those discussed above and was partly offset by lower interest expense on the 6.375% Senior Notes which were repaid in April 2005.
Income Taxes
Income tax expense for the three and nine-month periods ended December 31, 2006 was $18 million and $40 million, respectively, compared to the income tax benefit for the three and nine-month periods ended December 31, 2005 of $13 million and $18 million, respectively. For the quarter ended December 31, 2006, the tax provision included a net benefit of approximately $5 million, arising from a revision of its estimated Section 199 manufacturing deduction. Income tax expense for the nine-month period ending December 31, 2006 also includes a net benefit of approximately $18 million, primarily arising from the resolution of certain international and U.S. Federal tax contingencies
For the quarter ended December 31, 2005, the tax provision included a net benefit of approximately $25 million primarily arising from the recognition of certain foreign tax credits partially offset by an $18 million increase in taxes associated with a prior period tax audit. Income tax expense for the nine-month period ended December 31, 2005 also includes tax benefits of approximately $36 million reflecting IRS Notice 2005-38. Notice 2005-38 permitted the utilization of foreign tax credits in calculating the special one-time dividends received deduction on repatriating funds as provided by the American Jobs Creation Act of 2004.
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
LIQUIDITY AND CAPITAL RESOURCES
Cash, cash equivalents and marketable securities totaled $1.84 billion at December 31, 2006, a decrease of $23 million from the March 31, 2006 balance of $1.87 billion. Compared to rates at March 31, 2006, cash and cash equivalents increased by approximately $70 million due to the positive effect that foreign currency exchange rates had on cash during the first nine months of fiscal year 2007.
Sources and Uses of Cash
Cash generated by continuing operating activities for the nine months ended December 31, 2006 and 2005 was $547 million and $814 million, respectively. For the nine months ended December 31, 2006, accounts receivable, net of deferred revenue, maintenance and financing obligations, decreased approximately $229 million, compared to a decline in the comparable prior year period of $197 million. Accounts payable, accrued expenses and other liabilities declined approximately $115 million compared to an increase in the comparable prior year period of $141 million. The decline in accounts payable was related to management’s determination that its payable cycle had exceeded an optimal level and that it should be reduced. We do not expect a significant impact on future cash flows from further changes in the payable cycle. Other factors contributing to the decline in cash from operations included higher expenses and the timing of fiscal 2007 contributions to the CA Savings Harvest Plan, a 401(k) plan, which were not pre-funded in fiscal year 2006.
The timing and actual amounts of cash received from committed customer installment payments under any specific license agreement can be impacted by several factors. Often, it is the result of direct negotiations with the customer when establishing pricing and payment terms. In certain instances the customer negotiates a price for a single up-front installment payment and seeks its own internal or external financing sources. In other instances, we may assist the customer by arranging financing on their behalf through a third party.

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Although the terms and conditions of the financing arrangement have been negotiated by us with the financial institution, the decision of whether to enter into these types of financing arrangements remains at the customer’s discretion. Alternatively, we may decide to transfer our rights and title to the future committed installment payments, due under the license agreement, to a third party financial institution in exchange for a cash payment. In these instances, the license agreements signed by the customer contain provisions that allow for the assignment of our financial interest without further customer involvement. Once transferred, the future committed installments are payable by the customer to the third party financial institution. Whether the future committed installments have been financed directly by the customer with our assistance or by the transfer of our rights and title to future committed installments to a third party, the financing agreements may contain limited recourse provisions with respect to our continued performance under the license agreements. Based on our historical experience, we believe that any liability which may be incurred as a result of these limited recourse provisions is remote.
Amounts received as a result of a single installment for the entire contract value, or a substantial portion of the contract value, rather than being invoiced and collected over the life of the license agreement are reflected in the liability section of the Condensed Consolidated Balance Sheet as either Deferred subscription revenue (collected) or Financing obligations (collected), depending upon whether the cash is received directly from the customer or from a third party financial institution. The aggregate balance of Deferred subscription revenue (collected), current and non-current, decreased approximately $66 million to $1.85 billion at December 31, 2006, while Financing Obligations (collected), both current and non-current, increased approximately $70 million to approximately $120 million as of December 31, 2006. As previously noted, collections of these amounts positively impact current year cash flows provided from operating activities and collections that would have been attributable to later years (i.e. the non-current portion) will not be available as a source of cash in such later years as the revenue is recognized. Although we cannot predict with certainty the amount of cash to be collected on future committed installments due under new or renewed license agreements, we expect that the aggregate dollar value of the arrangements described above will be consistent with our historical experiences.
In any quarter, we may receive payments in advance of the contractually committed date on which the payments were otherwise due. In certain instances, the customer may elect to make such payments without any discounts offered by us. In the third quarter of fiscal year 2007, such receipts included a payment of approximately $46 million that was not contractually due until our fourth quarter. In addition, in limited circumstances, we have offered discounts to ensure the receipt of cash by the end of the fiscal period. In the third quarter of fiscal year 2007, we received contractual payments for which we granted discounts, including payments of approximately $19 million that were due at the end of the third or in the fourth quarter that might not otherwise have been received in the third quarter, for which we granted approximately $0.2 million in discounts.
Cash generated by continuing operating activities was favorably impacted as a result of receiving the entire contract value, or a substantial portion of the contract value, in a single installment. For the nine months ended December 31, 2006 gross receipts related to such single installments were approximately $496 million, as compared to approximately $360 million in the comparable prior fiscal year period. Approximately $81 million of the increase was due to an increase from the prior period in the number of contracts which were paid in a single installment by the customer. For the nine month periods ended December 31, 2006 and 2005, one customer in each period accounted for approximately 20% of the gross receipts from single installment payments in each period. Additionally, cash receipts from the transfer of our financial interest in committed payments to a third party financial institution increased approximately $55 million from the prior comparable period to $89 million. This increase was primarily related to transactions completed in the third quarter of fiscal year 2007.
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
Under our business model, we can estimate the total amounts to be billed and/or collected at the conclusion of a reporting period. For current business model contracts, amounts we expect to bill within the next twelve months at December 31, 2006 decreased by approximately $22 million to approximately $1.66 billion from the end of the prior fiscal year. Amounts we expect to bill beyond the next 12 months increased by $142 million to $1.38 billion. The estimated amounts expected to be collected and a reconciliation of such amounts to the amounts we recorded as accounts receivable are as follows:

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Reconciliation of Amounts to be Collected to Accounts Receivable

	December 31,	March 31,
	2006	2006
	(in millions)
Current:
Accounts receivable	$721	$828
Other receivables	51	77
Amounts to be billed within the next 12 months – business model	1,657	1,680
Amounts to be billed within the next 12 months — prior business model	245	254
Less: allowance for doubtful accounts	(30)	(25)

Net amounts expected to be collected — current	2,644	2,814

Less:
Unamortized discounts	(32)	(44)
Unearned maintenance	(2)	(4)
Deferred subscription revenue – current, billed	(637)	(534)
Deferred subscription value – current, uncollected	(633)	(476)
Deferred subscription value – noncurrent, uncollected, Related to current accounts receivable	(1,024)	(1,204)
Unearned professional services	(26)	(47)

Trade and installment accounts receivable — current, net	290	505

Non-Current:

Amounts to be billed beyond the next 12 months – business model	1,372	1,236
Amounts to be billed beyond the next 12 months — prior business model	381	511
Less: allowance for doubtful accounts	(10)	(20)

Net amounts expected to be collected — noncurrent	1,743	1,727

Less:
Unamortized discounts	(24)	(34)
Unearned maintenance	(3)	(8)
Deferred subscription value – noncurrent, uncollected	(1,372)	(1,236)

Installment accounts receivable – noncurrent, net	344	449

Total accounts receivable, net	$634	$954

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	December 31,	March 31,
	2006	2006
	(in millions)
Deferred Subscription Value:
Deferred subscription revenue (collected) — current	$1,437	$1,492
Deferred subscription revenue (collected) — noncurrent	412	423
Deferred subscription revenue current, billed	637	534
Deferred subscription value — current, uncollected	633	476
Deferred subscription value — noncurrent, uncollected, related to current accounts receivable	1,024	1,204
Deferred subscription value — noncurrent, uncollected	1,372	1,236
Financing obligations (collected) — current	71	25
Financing obligations (collected) — noncurrent	49	25

Aggregate deferred subscription value balance	$5,635	$5,415

Approximately 11% of the total deferred subscription value balance of approximately $5.64 billion at December 31, 2006 is associated with multi-year contracts signed with the U.S. Federal Government and other U.S. state and local governmental agencies that are generally subject to annual fiscal funding approval and/or may be terminated at the convenience of the government. While funding under these contracts is not assured, we do not believe any circumstances exist which might indicate that such funding will not be approved and paid in accordance with the terms of our contracts. For any contracts with governmental agencies who are first-time customers that are subject to annual fiscal funding approval, we generally do not record the deferred subscription value for the unbilled portion of the contract until the funding is approved. We also receive contracts from non-U.S. governmental agencies that contain similar provisions. The total balance of deferred subscription value related to non-U.S. governmental agencies that may be terminated at the convenience of the agencies is not material to the overall deferred subscription value balance.
Other sources and uses of cash for the first nine months of fiscal year 2007 included net proceeds from the sale-leaseback of the Company’s headquarters in Islandia, New York for $201 million, sales of marketable securities for $44 million, and the sale-leaseback of certain IT equipment for $15 million. In addition, the Company repurchased approximately 41 million shares of its common stock under a tender offer in September 2006 which was funded with approximately $240 million of existing cash and $750 million in new borrowings under the revolving credit facility. The Company paid $173 million, net of cash acquired, for the acquisition of four companies in fiscal year 2007.
First Nine Months of Fiscal Year 2007 versus Fiscal Year 2006 Comparison
Operating Activities:
Cash generated by continuing operating activities for the first nine months of fiscal year 2007 was $547 million, representing a decline of approximately $267 million compared to the prior year period. The decline was driven primarily by higher disbursements to vendors and higher payroll related disbursements of approximately $365 million in the aggregate. The higher disbursements were partially offset by higher collections of approximately $71 million and by a $75 million restitution fund payment in the second quarter of fiscal year 2006 that did not recur in fiscal year 2007. The higher payroll related disbursements were primarily the result of increased personnel costs from acquisitions, pre-funding our 2007 contributions to the CA Savings Harvest Plan, a 401(k) plan, which were not pre-funded in fiscal year 2006, as well as higher payments for commissions due to increased commission costs in the fourth quarter of fiscal year 2006 as compared to the prior year period.

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Investing Activities:
Cash used in investing activities for the first nine months of fiscal year 2007 was $106 million compared to $547 million for the prior year period. The reduction in cash used in investing activities was primarily related to a reduction of $507 million in amounts paid for acquisitions, net of cash acquired, and the net proceeds from the sale-leaseback of the Company’s corporate headquarters in Islandia, New York of $201 million. Partially offsetting this was a reduction in proceeds received from the sale of marketable securities of $257 million.
Financing Activities:
Cash used in financing activities for the first nine months of fiscal year 2007 was $509 million compared to $1.24 billion in the comparable prior year period. The cash used in fiscal year 2006 was primarily the result of the $825 million repayment of the Company’s 6.375% Senior Notes as well as share repurchases of $367 million. The cash used in 2007 was primarily the result of the repurchase of approximately 51 million shares for $1.21 billion, partly offset by new borrowings of $750 million under the Company’s $1 billion revolving credit facility.
Third quarter Fiscal Year 2007 versus Fiscal Year 2006 Comparison
Operating Activities:
Cash generated by continuing operating activities for the third quarter of fiscal year 2007 was $587 million, representing an increase of approximately $165 million compared to the prior year period. The increase for the quarter was primarily driven by higher collections of approximately $167 million. The improved collections were primarily due to a higher volume of bookings and associated billings in the quarter, an increase in the amount and number of contracts where the entire contract value or a substantial portion of the contract value was received in a single installment of approximately $120 million, principally due to the transfer of our interest in future committed installments to third party financing institutions, as well as a return of the receivables cycle to its previous levels.
Investing Activities:
Cash used in investing activities for the third quarter of fiscal year 2007 was $71 million compared to cash used in investing activities of $62 million for the prior year period. The primary drivers for the increase were activities that occurred in the third quarter of 2006 but did not recur in the third quarter of fiscal year 2007, including proceeds from the sales of marketable securities for $39 million and sales of assets of $41 million partially offset by $54 million in acquisition costs. Also partially offsetting the unfavorable variance was a lower level of spending for purchases of fixed assets in the third quarter of fiscal year 2007 when compared to the third quarter of fiscal year 2006.
Financing Activities:
Cash used in financing activities for the third quarter of fiscal year 2007 was $20 million compared to $104 million in the comparable prior year period. The primary driver for the improvement was lower repurchases of our common stock; we are continuing to evaluate the second phase of the $2 billion tender offer.

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Liquidity
As of December 31, 2006 and March 31, 2006, our debt arrangements consisted of the following:

	December 31, 2006		March 31, 2006
	Maximum	Outstanding	Maximum	Outstanding
	Available	Balance	Available	Balance
	(in millions)
Debt Arrangements:
2004 Revolving Credit Facility (expires December 2008)	$1,000	$750	$1,000	$—
6.500% Senior Notes due April 2008	—	350	—	350
4.750% Senior Notes due December 2009	—	500	—	500
1.625% Convertible Senior Notes due December 2009	—	460	—	460
5.625% Senior Notes due December 2014	—	500	—	500
International line of credit	20	—	5	—
Capital lease obligations and other	—	25	—	6

Total		$2,585		$1,816

2004 Revolving Credit Facility
In December 2004, we entered into an unsecured revolving credit facility (the 2004 Revolving Credit Facility). The maximum committed amount available under the 2004 Revolving Credit Facility is $1 billion, exclusive of incremental credit increases of up to an additional $250 million which are available subject to certain conditions and the agreement of our lenders. The 2004 Revolving Credit Facility expires December 2008 and $750 million was drawn as of December 31, 2006. No amounts were drawn as of March 31, 2006.
We drew down $750 million in September 2006 in order to finance the $1 billion tender offer, which is further described in the “Statements of Cash Flows” section of Note A, “Basis of Presentation” in this Quarterly Report on Form 10-Q. Borrowings under the 2004 Revolving Credit Facility bear interest at a rate dependent on our credit ratings at the time of such borrowings and are calculated according to a base rate or a Eurocurrency rate, as the case may be, plus an applicable margin and utilization fee. The Company’s current borrowing rate is 6.50%. Depending on our credit rating at the time of borrowing, the applicable margin can range from 0% to 0.325% for a base rate borrowing and from 0.50% to 1.325% for a Eurocurrency borrowing, and the utilization fee can range from 0.125% to 0.250%. Based on our credit ratings as of January 2007, the applicable margin is 0.025% for a base rate borrowing and 1.025% for a Eurocurrency borrowing, and the utilization fee is 0.125%. In addition, we must pay facility fees quarterly at rates dependent on our credit ratings. The facility fees can range from 0.125% to 0.30% of the amount of the committed amount under the facility (without taking into account any outstanding borrowings under such commitments). Based on our credit ratings as of January 2007, the facility fee is 0.225% of the $1 billion committed amount.
The 2004 Revolving Credit Facility contains customary covenants for transactions of this type, including two financial covenants: (i) for the 12 months ending each quarter-end, the ratio of consolidated debt for borrowed money to consolidated cash flow, each as defined in the 2004 Revolving Credit Facility, must not exceed 4.00 for the quarters ending December 31, 2006 and thereafter; and (ii) for the 12 months ending each quarter-end, the ratio of consolidated cash flow to the sum of interest payable on, and amortization of debt discount in respect of, all consolidated debt for borrowed money, as defined in the 2004 Revolving Credit Facility, must not be less than 5.00. In addition, as a condition precedent to each borrowing made under the 2004 Revolving Credit Facility, as of the date of such borrowing, (i) no event of default shall have occurred and be continuing and (ii) we are to reaffirm that the representations and warranties made in the 2004 Revolving Credit Facility (other than the representation with respect to material adverse changes, but including the representation regarding the absence of certain material litigation) are correct. As of February 5, 2007, we are in compliance with these debt covenants.

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Fiscal Year 1999 Senior Notes
In fiscal year 1999, the Company issued $1.75 billion of unsecured Senior Notes in a transaction pursuant to Rule 144A under the Securities Act of 1933 (Rule 144A). Amounts borrowed, rates, and maturities for each issue were $575 million at 6.25% due April 15, 2003, $825 million at 6.375% due April 15, 2005, and $350 million at 6.5% due April 15, 2008. In April 2005, the Company repaid the $825 million remaining balance of the 6.375% Senior Notes from available cash balances. As of December 31, 2006, $350 million of the 6.5% Senior Notes remained outstanding.
Fiscal Year 2005 Senior Notes
In November 2004, the Company issued an aggregate of $1 billion of unsecured Senior Notes (2005 Senior Notes) in a transaction pursuant to Rule 144A. The Company issued $500 million of 4.75%, 5-year notes due December 2009 and $500 million of 5.625%, 10-year notes due December 2014. The Company used the net proceeds from this issuance to repay debt. The Company has the option to redeem the 2005 Senior Notes at any time, at redemption prices equal to the greater of (i) 100% of the aggregate principal amount of the notes of such series being redeemed and (ii) the present value of the principal and interest payable over the life of the 2005 Senior Notes, discounted at a rate equal to 15 basis points and 20 basis points for the 5-year notes and 10-year notes, respectively, over a comparable U.S. Treasury bond yield. The maturity of the 2005 Senior Notes may be accelerated by the holders upon certain events of default, including failure to make payments when due and failure to comply with covenants in the 2005 Senior Notes. The 5-year notes were issued at a price equal to 99.861% of the principal amount and the 10-year notes at a price equal to 99.505% of the principal amount for resale under Rule 144A and Regulation S. The Company also agreed for the benefit of the holders to register the 2005 Senior Notes under the Securities Act of 1933 pursuant to a registered exchange offer so that the 2005 Senior Notes could be sold in the public market. Because the Company did not meet certain deadlines for completion of the exchange offer, the interest rate on the 2005 Senior Notes increased by 25 basis points as of September 27, 2005 and increased by an additional 25 basis points as of December 26, 2005 since the delay was not cured prior to that date. The additional 50 basis points ceased to accrue as of November 18, 2006, when the 2005 Senior Notes could be sold under Rule 144, without registration, to the public by holders who are not affiliated with the Company.
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
International Line of Credit
An unsecured and uncommitted multi-currency line of credit is available to meet short-term working capital needs for our subsidiaries operating outside the United States. The line of credit is available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of December 31, 2006, the amount available under this line totaled approximately $20 million and approximately $3

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
million was pledged in support of bank guarantees. Amounts drawn under these facilities as of December 31, 2006 were minimal.
In addition to the above facility, our foreign subsidiaries use guarantees issued by commercial banks to guarantee performance on certain contracts. At December 31, 2006, the aggregate amount of significant guarantees outstanding was approximately $2 million, none of which had been drawn down by third parties.
Effect of Exchange Rate Changes
There was a $42 million and $70 million favorable impact to our cash balance in the first three and nine months of fiscal year 2007, respectively , predominantly due to the strengthening of the British pound and the euro against the U.S. dollar. This is compared to a negative impact of $23 million and $91 million in the comparable prior year periods, which was predominantly due to the weakening of the British pound and the euro against the U.S. dollar.
Other Matters
As of January 2007, our senior unsecured notes are rated Ba1, BB+ and BB by Moody’s Investors Service, Fitch Rating, and Standard and Poor’s, respectively. The outlook on these unsecured notes is negative by all three rating agencies. Peak borrowings under all debt facilities during the third quarter of fiscal year 2007 totaled approximately $2.59 billion, with a weighted average interest rate of 5.9%.
Our capital resource requirements as of December 31, 2006 consisted of lease obligations for office space, equipment, mortgage and loan obligations, our ERP implementation, and amounts due as a result of product and company acquisitions.
It is expected that existing cash, cash equivalents, the availability of borrowings under existing and renewable credit lines and in the capital markets, and cash expected to be provided from operations will be sufficient to meet ongoing cash requirements.
We expect to use existing cash balances and future cash generated from operations to fund financing activities such as the repayment of our debt balances as they mature as well as the repurchase of shares of common stock and the payment of dividends as may be approved by our Board of Directors. Cash generated will also be used for investing activities such as future acquisitions as well as additional capital spending, including our continued investment in our ERP implementation.

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
We expect to exceed our revenue guidance of $3.9 billion and to report earnings per share from continuing operations of $0.26 to $0.29, which includes estimated restructuring and other charges of approximately $130 million. We expect to generate cash from continuing operations of between $900 million and $1 billion.
This outlook assumes:
•	We will not experience an increase in new deferred subscription value in the fourth quarter of fiscal year 2007 compared to the third quarter due to the particularly strong performance in the third quarter;

•	The substantial changes in the structure of our sales force and our fiscal year 2007 sales commission plan will drive growth in new deferred subscription value for fiscal year 2007 compared to the prior year’s amount;

•	Actions that management has undertaken will reduce commission costs for fiscal year 2007 as compared to fiscal year 2006;

•	Cash generated from continuing operations for the fourth quarter will be impacted by additional income tax payments of approximately $170 million compared to income tax payments of approximately $15 million in the third quarter and approximately $175 million for the nine months ended December 31, 2006;

•	Cash generated from continuing operations for the fourth quarter will not experience an incremental benefit from the improvement in the receivables cycles which was achieved principally in the third quarter; and

•	Our effective tax rate for fiscal year 2007 will be approximately 26%.

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
CRITICAL ACCOUNTING POLICIES AND BUSINESS PRACTICES
A detailed discussion of our critical accounting policies and the use of estimates in applying those policies is included in our Annual Report on Form 10-K for the year ended March 31, 2006. In many cases, a high degree of judgment is required, either in the application and interpretation of accounting literature or in the development of estimates that impact our financial statements. These estimates may change in the future if underlying assumptions or factors change. The following is a summary of the critical accounting policies for which estimates were updated as of December 31, 2006.
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
Under our business model, software license agreements include flexible contractual provisions that, among other things, allow customers to receive unspecified future software products for no additional fee. These agreements combine the right to use the software products with maintenance for the term of the agreement. Under these agreements, once all four of the above noted revenue recognition criteria are met, we are required to recognize revenue ratably over the term of the license agreement. For license agreements signed prior to October 2000 (the prior business model), once all four of the above noted revenue recognition criteria were met, software license fees were recognized as revenue up-front (as the contracts did not include a right to unspecified software products) and the maintenance fees were deferred and subsequently recognized as revenue over the term of the license. Our historical practice has been that revenue from acquisitions is initially recorded on the acquired company’s systems, generally under a perpetual or up-front model, and is then converted to our ratable model within the first fiscal year after the acquisition. As new contracts are entered into or renewed under our business model, revenue is recognized ratably as subscription revenue on a monthly basis over the term of the agreement. For the three and nine-month periods ended December 31, 2006, the Company recorded approximately $14 million and $32 million, respectively, of revenue on an up-front basis relating to acquisitions that occurred subsequent to the third quarter of fiscal year 2006. We expect that beginning in fiscal year 2008, a portion of this revenue will continue to be recorded on an up-front basis as “Software fees and other” and may result in higher total revenue for the period than if this revenue had been transitioned to our ratable subscription model in accordance with our historical practice.
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
In our Annual Report on Form 10-K for fiscal year 2006, we reported that commissions for 2006 were higher than anticipated, primarily due to a new sales commission plan for fiscal year 2006 that did not appropriately align commission payments with our overall performance. Also, as set forth below in Item 4, at the end of fiscal year 2006, we had a material weakness in our internal control over financial reporting due to ineffective policies and procedures relating to controls over the accounting for sales commissions. Specifically, we did not effectively estimate, record and monitor our sales commissions and related accruals. Since the close of fiscal year 2006, we have made changes to the Incentive Compensation Plan for fiscal year 2007 and related processes for the purpose of improving our ability to effectively estimate, accrue for, calculate, monitor, and timely pay sales commissions, and to control overall commission expense as part of our remediation of the 2006 material weakness in the Company’s internal control over financial reporting related to accounting for commissions. We have simplified the Incentive Compensation Plan by, among other things, in April 2006, on a worldwide basis, reducing accelerators in the plan (under which sales employees are paid commissions at higher rates when they reach certain levels of quota achievement) and simplifying some of the metrics on which quotas are based. Effective in October 2006, in North America and Latin America we reduced the number of people and functions being paid on commissions, eliminated certain multipliers in the plan (under which cash bonuses were awarded to encourage certain types of sales activity), and adopted further changes in the metrics on which commissions are based in part to drive the sale of new products and solutions to new and existing customers. The Incentive Compensation Plan remains subject to evaluation and modification. We have also made process improvements in regard to calculating, recording, accruing for, and effecting payment of and reconciling commissions related accounting transactions. Our efforts to improve our commissions-related processes are ongoing. Refer to Item 4, “Controls and Procedures”, for additional information on our remediation plans. Refer also to Part II, Item 1a, “Risk Factors”, in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 for additional information on risks associated with changes in the Incentive Compensation Plan and other changes affecting our sales force.
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
Income Taxes
When we prepare our consolidated condensed financial statements, we estimate our income taxes in each jurisdiction in which we operate. We record this amount as a provision for taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” This process requires us to estimate our actual current tax liability in each jurisdiction; estimate differences resulting from differing treatment of items for financial statement purposes versus tax return purposes (known as “temporary differences”), which result in deferred tax assets and liabilities; and assess the likelihood that our deferred tax assets and net operating losses will be recovered from future taxable income. If we believe that recovery is not likely, we establish a valuation allowance. We have recognized as a deferred tax asset a portion of the tax benefits connected with losses related to operations. As of December 31, 2006, our gross deferred tax assets, net of a valuation allowance, totaled $839 million. Realization of these deferred tax assets assumes that we will be able to generate sufficient future taxable income so that these assets will be realized. The factors that we consider in assessing the likelihood of realization include the forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets.
Deferred tax assets result from acquisition expenses, such as duplicate facility costs, employee severance and other costs that are not deductible until paid, net operating losses (NOLs) and temporary differences between the taxable cash payments received from customers and the ratable recognition of revenue in accordance with GAAP. The NOLs expire between fiscal years 2007 and 2027. Additionally, approximately $57 million of the valuation allowance at both December 31, 2006 and March 31, 2006, is attributable to acquired NOLs which are subject to annual limitations under IRS Code Section 382. Future results may vary from these estimates.
We believe that adequate accruals have been made for contingencies related to income taxes, and have classified these in current and long-term liabilities based upon our estimate of when the ultimate resolution of the contingent liability will occur. The ultimate resolution of the contingent liabilities will take place upon the earlier of (i) receipt of a final determination from the applicable taxing authorities or (ii) the date when the tax authorities are statutorily prohibited from adjusting the Company’s tax computations. Any difference between the amount accrued and the ultimate settlement amount if any, will be released to income or recorded as a reduction of goodwill depending upon whether the liability was initially recorded in purchase accounting.
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
Product Development and Enhancements
We account for product development and enhancements in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” SFAS No. 86 specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established and assumptions are used that reflect our best estimates. If other assumptions had been used in the current period to estimate technological feasibility, the reported product development and enhancement expense could have been impacted. Annual amortization of capitalized software costs is the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life of the software product, generally estimated to be five years from the date the product reached technological feasibility. The Company amortized capitalized software costs using the straight-line method in fiscal year 2006 and through the third quarter of fiscal year 2007, as anticipated future revenue is projected to increase for several years considering the Company is continuously integrating current software technology into new software products.
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
New Accounting Standards
In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes”. FIN 48 provides guidance relative to the recognition, derecognition and measurement of tax positions for financial statement purposes. The standard also required expanded disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this standard on our Consolidated Condensed Financial Statements.
In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) 157, "Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact of this standard on our Consolidated Condensed Financial Statements.
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
Other Matters
Our Annual Report on Form 10-K for the fiscal year ended March 31, 2006 included restated financial statements related to the financial impact of past option grant measurement date errors for certain options granted prior to fiscal year 2002. We have received and responded to comments from the staff of the SEC related to the restated financial statements and the related disclosures and the SEC has indicated that it will have further comments. In January 2007, the Division of Corporation Finance of the SEC issued guidance to public companies preparing to restate previously issued financial statements for errors in accounting for stock option grants. Although we have already provided restated financial statements to account for errors in accounting for stock option grants, the staff of the SEC may have further comments requiring us to supplement or modify the disclosures we provided in our fiscal year 2006 Form 10-K, principally related to fiscal periods prior to fiscal year 2004.

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
As of December 31, 2006, our outstanding debt approximated $2.59 billion, most of which was in fixed rate obligations. If market rates were to decline, we could be required to make payments on the fixed rate debt that would exceed those based on current market rates. Each 25 basis point decrease in interest rates would have an associated annual opportunity cost of approximately $5 million. Each 25 basis point increase or decrease in interest rates would have a corresponding effect on our variable rate debt of approximately $2 million as of December 31, 2006.
As of December 31, 2006, we did not utilize derivative financial instruments to mitigate the above mentioned interest rate risks.
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
Derivatives are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133). During the quarter ended December 31, 2006, the Company entered into derivative contracts with a total notional value of approximately 42.5 million euros and 1.25 billion yen, none of which were outstanding as of December 31, 2006. The Company entered into these contracts with the intent of mitigating a certain portion of the Company’s euro and yen operating exposure as part of the Company’s on-going risk management program. These contracts did not qualify for hedge accounting treatment under FAS 133. The contracts entered into resulted in approximately $1.2 million loss for the quarter ended December 31, 2006. In January 2007, we entered into similar derivative contracts as those entered during the quarter ended December 31, 2006 relating to the Company’s operating exposures.
Equity Price Risk
As of December 31, 2006, we do not hold significant investments in marketable equity securities of publicly traded companies. Our investments in marketable securities were considered trading or available for sale. Unrealized gains or losses on trading securities are reflected as “Other expenses/(gains), net” on the Consolidated Condensed Statement Operations and unrealized gains or temporary losses on available for sale securities are deferred as a component of stockholders’ equity.

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
As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, the Company determined that, as of the end of the fiscal year 2006, there were material weaknesses affecting its internal control over financial reporting and, as a result of those material weaknesses, the Company’s disclosure controls and procedures were not effective. As described below, the Company is in the process of remediating those material weaknesses. Consequently, based on the evaluation described above, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, have concluded that, as of the end of the third quarter of fiscal year 2007, the Company’s disclosure controls and procedures were not effective.
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
(i) During fiscal year 2007, the Company has made the following progress with respect to the remediation of our material weakness in internal control over financial reporting related to an ineffective control environment due to a lack of effective communication policies and procedures:
•	Personnel and organizational changes:
•	Appointments of a new Chief Operating Officer in April 2006, a new Chief Administrative Officer in June 2006 and a new Chief Financial Officer in August 2006;

•	Realignment of reporting of the Chief Financial Officer from Chief Operating Officer to the Chief Executive Officer in April 2006;

•	Reorganization of the Sales Function including:
•	Elimination of the position Executive Vice President Worldwide Sales, and establishment of direct reporting of the field sales organization to the Chief Operating Officer in June 2006;

•	Appointment of a Senior Vice President Sales Operations with direct reporting to the Chief Operating Officer in June 2006;

•	Implementation of recurring meetings with representation from key departments including legal, finance, operations and human resources to address operating and financial performance, as well as the identification, tracking and communication of information of potential significance to financial reporting and disclosure issues began during the quarter ended September 30, 2006; and

•	Ongoing communications by management and the provision of focused training relating to ethics, the Company’s Code of Conduct and its core values; expansion of the Company’s Business Practice Officers program during the quarter ended September 30, 2006; and launch of new training programs on the Company’s Code of Conduct and conflicts of interest during the quarter ended December 31, 2006.
(ii) During fiscal year 2007, the Company has made the following progress with respect to the remediation of our material weakness in internal control over financial reporting related to accounting for sales commissions:
•	Reviews of commissions accounting procedures by the Internal Audit Department. The first review was completed during the quarter ended September 30, 2006;

•	Appointment of a quality review team to assess the adequacy and efficacy of the business processes, IT Systems and financial oversight for the administration of sales commissions during the quarter ended June 30, 2006;

•	Formalization of policies and procedures including communication and reporting responsibilities among the Company’s sales, human resources and finance functions to ensure that the administration, payments of and accounting for commissions expense are coordinated during the quarter ended December 31, 2006;

•	Reconciliation of commission expense accruals to actual commission payments on a quarterly basis began during the quarter ended September 30, 2006; and

•	Creation of a Commission Plan Committee (the “Committee”) that oversees changes to the Company’s Incentive Compensation Plan and related processes in order to enhance the Company’s ability to monitor, timely pay, estimate, and accrue for sales commissions began during the quarter ended September 30, 2006. The Committee provided oversight of changes to simplify the CA Incentive Compensation Plan that took effect October 1, 2006.

(iii) During fiscal year 2007, the Company has made the following progress with respect to the remediation of our material weakness in internal control over financial reporting related to the identification, analysis and documentation of non-routine tax matters include the following:
•	Review of the tax department’s policies and procedures including its use of external advisors during the quarter ended December 31, 2006;

•	Establishment of new documentation and analysis requirements for non-routine tax matters to ensure among other things, that accounting conclusions involving such matters are thoroughly documented and identify the critical factors that support the basis for such conclusions during the quarter ended December 31, 2006; and

•	Formalization of policies and procedures including the communication and review of non-routine tax matters between the tax function and senior finance management during the quarter ended December 31, 2006.
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
(v) During fiscal year 2007, the Company has made the following progress with respect to the remediation of our material weakness in internal control over financial reporting related to accounting for subscription revenue when license agreements have been cancelled and renewed more than once prior to the expiration date of each successive license agreement:
•	Formalization of policies and procedures, as well as provision of training, on the identification, quantification and recording of the impact on subscription revenue of such license agreements began during the quarter ended September 30, 2006.
With the exception of item (iv) above, the remediation of the material weaknesses described above is on-going and the Company intends to continue implementing the steps listed above under the belief that our efforts, when fully implemented, will be effective in remediating such material weaknesses. Moreover, management will continue to monitor the results of the remediation activities and test the new controls as part of our evaluation of our internal control over financial reporting for fiscal year 2007. We expect that the material weaknesses referenced above will be fully remediated by the end of fiscal year 2007.
Other changes in internal controls over financial reporting
In the first and third quarters of fiscal year 2007, the Company migrated certain financial and sales processing systems to SAP, an enterprise resource planning (“ERP”) system, at its North American operations. This change in information system platform for the Company’s financial and operational systems is part of its on-going project to implement SAP at all of the Company’s facilities worldwide, which is expected to be completed over the next few years. In connection with the Company’s implementation of its ERP system for its professional services organization in November 2006, the Company experienced various control and implementation issues impacting the Company’s financial reporting for professional services. Therefore, during the quarter, the Company implemented additional manual procedures to address these financial reporting issues and will continue to monitor and test the new system as part of our evaluation of our internal control over financial reporting for fiscal year 2007.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Refer to Note J, “Commitments and Contingencies”, in the Notes to the Consolidated Condensed Financial Statements for information regarding legal proceedings.
Item 1a. RISK FACTORS
Current and potential stockholders should consider carefully the risks factors described in more detail in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006, our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006 and as set forth below. We believe that as of December 31, 2006, there has been no material change to this information other than as described below. Any of these factors, or others, many of which are beyond our control, could negatively affect our revenue, profitability and cash flow.
If we do not adequately manage and evolve our financial reporting and managerial systems and processes, including the successful implementation of our enterprise resource planning software from SAP AG, our ability to manage and grow our business may be harmed.
Our ability to successfully implement our business plan and comply with regulations requires effective planning and management systems and processes. We will need to continue to improve existing and implement new operational and financial systems, procedures and controls to manage our business effectively in the future. As a result, we have licensed enterprise resource planning (ERP) software from SAP AG and have begun a process to expand and upgrade our operational and financial systems. Phase one of the implementation was completed in April 2006 and included operating activities in North America and worldwide human resources. A second major phase of SAP was implemented in November 2006, which included operating activities in our Professional Services business. Any delay in the implementation of, or disruption in the transition to, our new or enhanced systems, procedures or internal controls, could adversely affect our ability to accurately forecast sales demand, manage our supply chain, achieve accuracy in the conversion of electronic data and records, and report financial and management information, including the filing of our quarterly or annual reports with the SEC, on a timely and accurate basis. As a result of the conversion from prior systems and processes, data integrity problems may be discovered that if not corrected could impact our business or financial results. In addition, as we add functionality to the ERP software and complete implementations in other geographic regions, new issues could arise that we have not foreseen. Such issues could adversely affect our ability to do, among other things, the following in a timely manner: provide quotes; take customer orders; ship products; provide services and support to our customers; bill and track our customers; fulfill contractual obligations; and otherwise run our business. Failure to properly or adequately address these issues could result in the diversion of management’s attention and resources, impact our ability to manage our business and negatively impact our results of operations, cash flows and stock price. See Item 4: Controls and Procedures for further information.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth, for the months indicated, our purchases of common stock in the third quarter of fiscal year 2007:

Approximate
			Total Number	Dollar Value of
			of Shares	Shares that
			Purchased as	May Yet Be
	Total Number	Average	Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans
Period	Purchased	per Share	or Programs	or Programs
(in thousands, except average price paid per share)
October 1, 2006 — October 31, 2006	—	$—	—	$1,000,000
November 1, 2006 — November 30, 2006	—	—	—	1,000,000
December 1, 2006 — December 31, 2006	—	—	—	1,000,000

Total	—		—

On June 29, 2006, our Board of Directors authorized a $2 billion common stock repurchase plan for fiscal year 2007. This authorized stock repurchase plan replaced the prior $600 million common stock repurchase plan. The Company expected to finance the $2 billion common stock repurchase plan through a combination of cash on hand and bank financing. The second phase of the stock repurchase plan is currently being evaluated.
On August 15, 2006, the Company announced the commencement of a $1 billion tender offer to repurchase outstanding common stock, at a price not less than $22.50 and not greater than $24.50 per share.
On September 14, 2006, the expiration date of the tender offer, CA accepted for purchase 41,225,515 shares at a purchase price of $24.00 per share, for a total price of approximately $989 million, which excludes bank, legal and other associated charges. Upon completion of the tender offer, the Company retired all of the shares that were repurchased. There were no share repurchases during the three month period ended December 31, 2006.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None
Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
None
Item 5. OTHER INFORMATION
None

Item 6. EXHIBITS

Regulation S-K
Exhibit Number
4.1	Stockholder Protection Rights Agreement, dated as of October 16, 2006, between CA, Inc. and Mellon Investor Services LLC, as Rights Agent, including as Exhibit A the forms of Rights Certificate and of Election to Exercise and as Exhibit B the form of Certificate of Designation and Terms of the Participating Preferred Stock of the Company.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 16, 2006, and incorporated herein by reference.

10.1	Amended and Restated CA, Inc. Executive Deferred Compensation Plan, effective November 20, 2006.	Filed herewith.

15	Accountants’ acknowledgement letter.	Filed herewith.

31.1	Certification of the CEO pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the CFO pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CA, INC.
By:	/s/ John A. Swainson
John A. Swainson
President and Chief Executive Officer

By:	/s/ Nancy E. Cooper
Nancy E. Cooper
Executive Vice President and Chief Financial Officer

Dated: February 5, 2007