Form 10-K
period 2007-03-31
CA, INC.
filed 2007-05-30
CIK 356028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
✓	Annual Report Pursuant To Section 13 or 15(d) of The Securities Exchange Act of 1934
For the Fiscal Year Ended March 31, 2007
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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.       Yes   ✓  No.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.       Yes   ✓  No.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ✓  Yes        No.

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
✓ Large accelerated filer	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes   ✓  No.

The aggregate market value of the common stock held by non-affiliates of the Registrant as of September 30, 2006 was $9,440,694,367 based on the closing price of $23.69 on the New York Stock Exchange on that date.

The number of shares of common stock outstanding at May 24, 2007:
528,591,188 shares of common stock, par value $0.10 per share.

Documents Incorporated by Reference:
Part III — Portions of the Proxy Statement to be issued in conjunction with the Registrant’s Annual Stockholders’ Meeting.

CA, Inc.
Table of Contents

This Annual Report on Form 10-K (Form 10-K) contains certain forward-looking information relating to CA, Inc. (the “Company,” “Registrant,” “CA,” “we,” “our,” or “us”), that is based on the beliefs of, and assumptions made by, our management as well as information currently available to management. When used in this Form 10-K, the words “anticipate,” “believe,” “estimate,” “expect,” and similar expressions are intended to identify forward-looking information. Such information includes, for example, the statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7, but also appears in other parts of this Form 10-K. This forward-looking information reflects our current views with respect to future events and is subject to certain risks, uncertainties, and assumptions, some of which are described under the caption “Risk Factors” in Part I Item 1A and elsewhere in this Form 10-K. Should one or more of these risks or uncertainties occur, or should our assumptions prove incorrect, actual results may vary materially from those described in this Form 10-K as anticipated, believed, estimated, or expected. We do not intend to update these forward-looking statements.

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

Our software helps our customers dynamically manage the people, processes, computers, networks and the range of technologies that make up their IT infrastructure. We have a broad portfolio of software products and services that span the areas of infrastructure management, security management, storage management and business service optimization.

Business Developments and Highlights
In April 2007, we held CA World with the theme of “Innovation in the Real World” where we addressed the challenges facing the IT industry and showcased the evolution and delivery of our Enterprise IT Management (EITM) strategy for transforming the way businesses manage IT. We delivered this message to more than 5,000 customers and partners.

In fiscal year 2007, we took the following actions to support our business:

•	We continued pursuing our multi-year, four-part growth strategy to make our EITM vision real for our customers, enable a competitive cost structure for us, and move our Company from transaction-oriented sales to a relationship driven model with a focus on the largest enterprise customers. Please refer to “— (c) Narrative Description of the Business — Growth Strategy” below for more information.

•	We completed the acquisitions of Cendura Corporation (Cendura) in September 2006, XOsoft, Inc. (XOsoft) in July 2006, MDY Group International, Inc. (MDY) in June 2006 and Cybermation, Inc. (Cybermation) in May 2006.

•	In February 2007, we announced that CA Anti-Virus 2007, for home and home office, has received Checkmark certification from West Coast Labs on the Windows Vista Home Premium platform, meeting independent criteria for protection against viruses. This was the first product of its kind to be independently certified on the new Windows Vista operating system.

•	In February 2007, we announced that our Board of Directors amended our By-laws to implement a majority voting standard. The new standard provides that a director nominee will be elected only if the number of votes cast “for” exceeds the number of votes “against” his or her election. Previously, directors were elected under a plurality vote standard, which mandated that nominees receiving the most votes would be elected regardless of whether those votes constituted a majority of the shares voted at the meeting.

•	In December 2006, we announced the latest release of our Identity and Access Management (IAM) solution that helps organizations minimize risk while reducing the cost of their IT operations. Our IAM solution unifies and simplifies the management of enterprise-wide security through automated and centralized policy management.

•	In November 2006, we announced Unicenter Advanced Systems Management (Unicenter ASM) r11.1, a platform-agnostic solution that provides centralized management for virtualized and clustered server environments — enabling customers to continuously assess, manage and optimize system resources to ensure service availability and reliability.

•	In October 2006, we announced that our Board of Directors adopted a new Stockholder Protection Rights Plan (the Rights Plan) which replaced our existing rights plan when it expired on November 30, 2006. We will ask our stockholders to vote on the Rights Plan at our annual meeting of stockholders in August 2007.

•	In September 2006, we announced a new release of Unicenter Network and Systems Management (Unicenter NSM) that offers a management database built on Microsoft SQL Server and eases integration of CA and third-party management solutions — enabling customers to optimize service availability while protecting their existing IT investments.

•	In September 2006, we completed the tender offer for the purchase of 41,225,515 shares at a purchase price of $24.00 per share, for a total price of approximately $989 million, excluding bank, legal and other associated charges. Upon completion of the tender offer, we retired all of the shares that were repurchased.

•	In August 2006, we completed a sale-leaseback of our corporate headquarters located in Islandia, New York. The transaction resulted in net proceeds of approximately $201 million and a deferred gain of approximately $7 million, which we amortize as a reduction to rent expense on a straight-line basis over the initial lease term of fifteen years.

•	In August 2006, we announced a fiscal year 2007 cost reduction and restructuring plan (the FY07 Plan) that is expected to yield approximately $200 million in annualized savings when completed. We currently expect a workforce reduction of approximately 2,000 positions, including 300 positions associated with joint ventures, facilities consolidations and other cost reduction initiatives. We expect to incur total pre-tax restructuring charges of approximately $200 million over the 2007 and 2008 fiscal years in connection with this restructuring plan.

•	In April 2006, we transitioned our human resources applications worldwide and certain financial and sales processing systems for our North American operations to SAP, an enterprise resource planning (ERP) system. This change in information system platform for our financial and operational systems is part of an on-going project to implement SAP at all of our facilities worldwide, which is expected to be completed over the next few years.

•	We made the following key additions and changes to our executive management team:

•	In February 2007, we announced the appointment of Bilhar Mann as senior vice president and general manager of our Security Management business unit.

•	In November 2006, we announced that Bill Lipsin was named Senior Vice President of Worldwide Channels.

•	In September 2006, we announced that Amy Fliegelman Olli was named Executive Vice President and Co-General Counsel, reporting to our Chief Executive Officer. In February 2007, Ms. Olli was named Executive Vice President and General Counsel.

•	In August 2006, we announced that Dr. Ajei S. Gopal joined CA as Senior Vice President and General Manager of the Enterprise Systems Management (ESM) business unit. Mr. Gopal succeeds Al Nugent who was recently appointed our Chief Technology Officer.

•	In July 2006, we announced that Nancy E. Cooper was named Executive Vice President and Chief Financial Officer of the Company, reporting to our Chief Executive Officer.

•	In June 2006, we announced that James E. Bryant was named Executive Vice President and Chief Administrative Officer of the Company, reporting to our Chief Executive Officer.

(b) Financial Information About Segments
Our global business is principally in a single industry segment — the design, development, marketing, licensing, and support of software products that can operate on a wide range of hardware platforms and operating systems. Refer to Note 5, “Segment and Geographic Information”, in the Notes to the Consolidated Financial Statements for financial data pertaining to our segment and geographic operations.

(c) Narrative Description of the Business
As one of the world’s leading independent enterprise management software companies, we provide software that unifies and simplifies complex IT management across an enterprise to help improve business results.

We believe this has become important to companies because IT is more strategic today than ever. Not only do companies rely on IT to conduct day-to-day business, but they also need IT to fuel growth, offer new services and set them apart from the competition. Organizations also use IT to comply with regulations, manage resources better and help drive innovation. In short, IT has transitioned from a support function into a true business driver.

We believe that managing IT has become increasingly complex and to take full advantage of IT requires management and integration. Companies must be able to manage IT as a whole and not as islands of technology isolated from the business. Over the last decade, the IT infrastructure has grown into a complicated collection of silos, each handling critical but discrete functions, often without the ability to work together. We also believe the need to better manage IT is driven by factors such as the inadequate use of best practice processes across much of IT, the inability to gain a common view of IT, the introduction of new technologies — such as server virtualization or mobile devices, as well as everyday business pressures such as competition and profitability.

Our mission is to transform the way our customers manage IT, and EITM is our vision of how we can help organizations accomplish this. With our EITM solutions and expertise, we help customers effectively govern, manage and secure IT. We believe we have a unique competitive advantage in the marketplace with the breadth and quality of our solutions; our hardware independence; and our ability to offer solutions that are modular and integrated so that customers can use them at their own pace. As a result, customers gain the ability to manage risk, improve service, manage costs and align their IT investments with their business needs.

EITM helps customers transform IT management and take advantage of what IT can do for their business. We help customers unify disparate elements of IT, systems, processes and people, and use technology and automation to simplify complex IT management. Rather than replacing existing IT investments, customers can gain visibility and control in order to better manage what they already have in place — whether it’s a distributed or mainframe environment, and regardless of the hardware or software they are using.

To help customers improve IT management, we deliver solutions that effectively govern, manage and secure IT. CA Capability Solutions are the building blocks of EITM. These solutions are modular and integrated so customers can address their needs at their own pace and realize value quickly. CA Capability Solutions can be used individually or in combination. CA Capability Solutions include services, education, and support, as well as partner offerings. In addition, CA Capability Solutions support a common view of a service through our Unified Service Model, which is a core element of our architecture. The Unified Service

Model provides a 360-degree view into the technology, assets, people, projects and processes supporting any given service, and the relationships among these components. With this insight, customers can manage IT more effectively.

Growth Strategy
We are pursuing a multi-year, four-part growth strategy to make our EITM vision real for our customers, enable a competitive cost structure for CA and move our company from transaction-oriented sales to a relationship focus on the largest enterprise customers:

1. Internal Product Development

•	In the past fiscal year, CA made significant progress on delivering new products and integrations supporting our EITM vision. We shipped new versions or new releases of virtually every major CA product, along with integrating our acquisitions including MDY, ilumin Software Services, Inc. (iLumin), Cybermation, XOsoft, and Cendura. In addition, we began to see synergies from some of our larger prior period acquisitions of Wily Technology, Inc. (Wily), Netegrity, Inc (Netegrity), Niku Corporation (Niku) and Concord Communications, Inc. (Concord) with some of our other CA products like CA Unicenter Service Desk, CA Unicenter Network and Systems Management, CA Unicenter Asset Management and the security products.

•	We have approximately 5,800 engineers globally who design and support CA software and have charged approximately $0.7 billion to operations in each of the fiscal years ended March 31, 2007, 2006, and 2005 for product development and enhancements.

•	We also are becoming more efficient in our development. We are growing our India Technology Center (in Hyderabad), which has expanded to approximately 1,200 developers and support engineers since its launch in 2003; and tapping an important talent pool in the Czech Republic (Prague) for mainframe development with approximately 100 developers there.

2. Strengthening Partner Relationships

•	Partners are critical to our success. We need a broad base of partners to improve our reach, complement our expertise in niche areas and provide fulfillment and distribution. We partner with global systems integrators for their process design and planning as well as vertical expertise. We also work with value-added partners to offer enterprise solution implementation and we work with distribution partners who have specific market expertise.

•	We have an active channel partner program. By developing strong relationships with global systems integrators, distribution channel partners, value-added resellers (VARs), system builders and original equipment manufacturers (OEMs), we extend CA technology to customers who otherwise wouldn’t have access to it and expand the value we bring to customers overall. Our channel partners sell certain CA solutions that require a high level of expertise to sell.

•	Our Enterprise Solution Provider Program supports our partners by recruiting, training and educating resellers on CA products and solutions. Through this program, we have authorized approximately 500 channel partners worldwide to sell certain CA solutions and are working with selected global solutions providers who sell solutions to multi-national companies. In the past year, we strengthened our business with our global systems integrators (including, but not limited to, companies such as Accenture, Deloitte, and PricewaterhouseCoopers).

•	In April 2007, we formed our Mid-Market and Storage organization to develop and package solutions that focus on companies with 500-5,000 employees and revenue of $100 million to $1 billion. This organization will deliver CA solutions for this market through CA’s channel-enabling partners to capitalize on the multi-billion dollar opportunity represented by the estimated 66,000 such companies around the world.

3. International Expansion

•	We continue to invest internationally to increase the revenue we generate outside of the U.S. in areas where we believe the opportunities are greatest.

•	In September 2006, we restructured our Latin America operation to be more aligned with market conditions and opportunities while reducing overall costs of the operation.

4. Strategic Acquisitions

•	We consider acquisitions that will support our EITM vision, extend our market position or expand our geographic footprint.

•	In fiscal year 2007, we completed four acquisitions (see Note 2, “Acquisitions and Divestitures” in the Notes to the Consolidated Financial Statements for more information). These acquisitions filled technology gaps in our portfolio, strengthened our position in core focus areas, and continue to help round out our EITM offerings to better serve our customers.

Business Organization
According to industry trends and from our own research conducted over the past 18 months, we believe that customers are transitioning IT from a support function into a true business driver. They not only rely on IT to conduct day-to-day business, but they also need IT to fuel growth, enable innovation and create a competitive advantage. As this happens, customers need to be able to run IT like a service business. Fundamentally, IT is a collection of infrastructure assets, information, people and processes that need to work together. Customers want to be able to see what exists in the entire IT environment and have insight to make smart decisions on how to best use resources. They have to secure the infrastructure and gain better control over how IT supports the business.

In order to deliver on our EITM vision and growth strategy, our product development is organized to support the sixteen CA Capability Solutions described below. As customers increasingly manage IT operations in a more holistic way rather than as discrete technology functions, we believe our structure allows us to more closely align with our customers’ needs and to focus on products by growth opportunities within key capability areas. We do not presently maintain profit and loss data on our Capability Solutions, and they are therefore not considered business segments.

With EITM, CA Capability Solutions and our expertise, we believe customers can govern, manage and secure their entire IT environment — all of the people, information, processes, systems, networks, applications and databases from a Web service to the mainframe — while gaining the benefits of integration throughout the enterprise. CA Capability Solutions are grouped according to the main focus of what they enable customers to do — govern, manage and secure. All CA Capability Solutions are made up of several products and include services, education, and support, as well as partner offerings. CA Capability Solutions cover the following areas which customers tell us are important to their businesses.

Govern
Customers can maximize the value IT delivers to the business by aligning a portfolio of services with business objectives — balancing costs, resources and business risks. Executives gain insight into all of their IT to make the most effective IT investment decisions to support the business.

Our Capability Solutions include:

•	CA Project & Portfolio Management — Ensures IT investment decisions are aligned with business strategy and manage risks and costs by providing real-time views into an organization’s investments, initiatives and resources.

•	CA IT Asset & Financial Management — Manages cost and reduces risk by proactively managing assets through their life cycles, from requisition to retirement and disposal. Manages IT expenditures from budgeting through cost allocation.

•	CA Information Governance — Protects and manages information throughout its life cycle, ensuring accurate access and availability at the right time and by the right people. Enables organizations to manage, archive and retain information based on its relative importance to the business.

The acquisition of MDY (June 2006) strengthened our Information Governance portfolio by offering a records management solution that controls and manages physical, electronic and email records. It provides comprehensive lifecycle management of all corporate knowledge assets across enterprise content ‘silos’. The architecture, Federated RMtm, provides centralized management (retention, policy, search, discovery, hold and security) of vital information dispersed across the enterprise.

Manage
Customers can meet business demands by delivering reliable, high-quality services through an automated, optimized IT infrastructure. When they understand how the underlying IT infrastructure is related to the services the business needs, they can manage those services more effectively.

Our Capability Solutions include:

•	CA Service Level Management — Enables IT organizations to establish and monitor adherence to service level agreements and to define and publish service offerings through an IT service catalog.

•	CA Change & Configuration Management — Supports a single process for managing change to applications and IT infrastructure. Minimizes the risk of change by unifying the entire change life cycle, from incident inception to the delivery of a patch, fix or enhancement.

•	CA Incident & Problem Management — Automates IT processes to consolidate, log, track, manage, escalate and resolve incidents and problems. Assures service quality by accelerating detection and resolution.

•	CA Application Performance Management — Manages the performance and availability of packaged and custom-built applications, portals and service oriented architecture (SOA). Ensures enterprise applications are delivering optimal service.

•	CA Service Availability Management — Integrates event and performance management across all domains, systems, networks, storage, databases and applications. Improves IT staff efficiency by enabling process-driven management, policy-based automation and rapid root-cause analysis.

•	CA Network & Voice Management — Provides integrated fault and performance management of heterogeneous data, IP telephony and legacy voice networks. Reduces downtime by identifying service degradations before users are impacted.

•	CA Dynamic & Virtual Systems Management — Discovers, monitors and automates the management of heterogeneous, virtual and clustered system environments, ensuring availability and performance. Prevents unnecessary capital expenditures by maximizing utilization of existing server investments.

•	CA Workload Automation — Dynamically automates the workload across multiplatform environments based on events. Enables companies to improve the delivery of critical business services while reducing costs.

•	CA Database Management — Reduces the total cost of database ownership by automating day-to-day operations and increasing overall service responsiveness. Provides advanced technology and integration to manage increasingly large and complex databases.

•	CA Recovery Management — Provides comprehensive cross-platform backup/recovery, disaster recovery, data replication and failover to securely manage and protect data resources. Minimizes risks to data and helps optimize the storage infrastructure.

In the past fiscal year, we augmented our capabilities in Workload Automation and Dynamic & Virtual Systems Management with the acquisitions of Cybermation (May 2006) and Cendura (September 2006), respectively. Cybermation brought mainframe job scheduling technology, competitive swap out tools, and an engine to support our future investments in IT process orchestration. Similarly, Cendura adds the ability to understand how IT devices combine to form a business-consumable service; and allows us to monitor configuration changes to IT devices. The acquisition of XOsoft (July 2006) strengthened our Recovery Management solutions by adding continuous application availability solutions to our portfolio including data replication, high-availability failover, and continuous data protection (CDP). Together, these acquisitions represent a significant technical move forward in helping customers manage their IT operations.

Secure
Customers can protect assets and manage risks by monitoring and enforcing policy-based controls, managing identities and ensuring appropriate access. When they understand who has access to what is happening in the IT environment and what they have to do about it, they can better manage security.

Our Capability Solutions include:

•	CA Identity & Access Management — Automates the management of a user’s identity through its life cycle, ensuring that only authorized users can access critical IT resources from the Web to the mainframe. Mitigates risk, supports compliance initiatives and enables new business opportunities.

•	CA Security Information Management — Provides centralized management of real-time events and post-event forensics analysis to improve administrator efficiency and reduce costs while ensuring security.

•	CA Threat Management — Prevents spyware, viruses, worms, spam and malicious content from infiltrating and infecting a customer’s network, email and business applications. Identifies threats and infrastructure vulnerabilities, preventing incidents before they negatively impact assets.

In the past year, CA has brought new security products to market (such as CA Host-based Intrusion Prevention), has grown in new market segments (extending the security portfolio in the consumer and mid-markets) and has updated the main product suites and expanded into new areas around Federated, SOA security and embedded application security. Going forward, we will continue to focus on initiatives regarding ease-of-use, improvement in product quality, innovation and leadership in security markets.

Our Unified Service Model and Integration Platform
With the EITM vision and CA Capability Solutions, our EITM architecture enables high-quality services to be delivered to users, while optimizing assets and resources. The Unified Service Model, maintained in the CA Configuration Management Database (CA CMDB), is the centerpiece of our architecture for delivering EITM. As mentioned earlier, the Unified Service Model provides a complete 360-degree view into the IT services delivered to the business. The Unified Service Model incorporates all information that defines the characteristics of a service. This includes asset and relationship details, service levels, prices, costs, quality, risks and exposures and consumer information. The Unified Service Model is central to maintaining a common view of IT across all disciplines, enabling more coordinated automation, ensuring IT is meeting the needs of the business and helping customers create greater value. Instead of spending time and resources on manually handling routine maintenance and day-to-day IT issues, customers can free up time and budget to pursue initiatives more strategic to the business.

Through the Unified Service Model, our EITM architecture can provide critical insights on specific areas of the business so that customers can take the appropriate action in the following ways:

•	Service Impact — Through the Unified Service Model, customers can manage IT services to ensure they are directly in line with business priorities. They can prioritize the most business-critical services over less important ones so their service quality is never compromised and resolve incidents and problems that impact those services more quickly.

•	Assets and Resources — Because the Unified Service Model provides insight into the relationships and interdependencies between IT assets and the services they support, it can help customers make the most efficient use of their assets and resources.

•	Identity — Integration with our security solutions enables our customers to manage the identity and entitlements of users from a services perspective. In other words, customers can ensure that any technology asset or IT staffer involved in supporting a given service and any users of the service have the appropriate, secure access they require.

•	Service Portfolio — A Service Portfolio leverages the Unified Service Model to provide insight into the consumption, quality, costs and risks associated with those services to guide investment decisions.

The CA Integration Platform is the architectural foundation upon which our products are integrated. The CA Integration Platform leverages a SOA to deliver a set of shared, modular services, including an integrated workflow, User Interface services and scheduling services.

Office of the CTO
The Office of the CTO drives our technology strategy; manages development of the CA integration platform, common components and services; manages our intellectual property and patent portfolio; governs our participation in standards organizations; and leads research and development for emerging technologies.

•	Technology Strategy — As we evolve our vision of EITM, our goal is to help enterprises to more effectively govern, manage, and secure their environments. Our approach is to enable customers to become more prescriptive about their behavior through leveraging policies. We call our approach policy-based intelligent automation. The foundation of this approach is the CA Integration Platform, an event-driven architecture built on an SOA-based conduit and a collection of shared software services. The evolution of the integration platform enables the evolution of the EITM vision. Over time, the integration platform will become a focal point for enterprise policy, identity, control structures, and management state. In addition, it will also provide access to a variety of network-based integration services between CA and third party products and the common services outlined below.

•	Architecture and Methodology — The Office of the CTO seeks to ensure all of our products are implemented according to a proven and consistent technical architecture. Having a consistent technical architecture also promotes greater product quality, improves user experience and simplifies product integration, all while lowering development costs and enabling cross-company usage of key components and technologies.

•	Common Technologies/Common Services — The Office of the CTO manages the centralized development of a set of technologies and services shared by a number of our products and solutions. These include a federated management repository, licensing technologies, messaging technologies, workflow technologies and user interface technologies. These technologies and services enable our products to work together more easily and improve our ability to provide a simple, secure, and agile set of solutions to customers at a lower maintenance cost.

•	Intellectual Property (IP) and Standards — We understand a well-developed patent portfolio helps us leverage and protect intellectual property assets in strategic areas. In fiscal year 2007, we enhanced our invention program in order to increase both the quantity and quality of our invention submissions. This team is also leading efforts to reduce unnecessary patent infringement lawsuits in the software industry by improving industry-wide patent quality. The IP and Standards team organizes CA’s leadership and participation in the most strategic standards and open source bodies including W3C, Oasis, and Eclipse.

•	CA Council for Technical Excellence — The CA Council for Technical Excellence was formed in 2006 to lead innovative projects designed to set the pace for true innovation in the industry. The Council also advises on technical issues of great importance to our future business. Council members promote innovation, communication, collaboration, standards and architectural approaches throughout CA’s global technical community.

•	Innovation — The Office of the CTO houses two innovation centers: Research Labs and Emerging Business Opportunities:

•	Research Labs — CA Labs drives research in advanced technologies related to management and security with return horizons typically greater than two years. This group performs research internally and works with major universities and standard setting bodies. Current areas of focus include the security, management, diagnosis and ease-of-use for on-demand computing, virtualized environments/virtualized services, policy-based automation and service-oriented architectures.

•	Emerging Business Opportunities — The Office of the CTO manages incubator projects for innovative governance, management and security solutions beyond those developed to support existing Capability Solutions with return horizons typically between one and two years. As these innovations reach the customer adoption phase, these product lines contribute value to customers and revenue to CA.

Technological Expertise
Certain aspects of our products and technology are proprietary. We rely on U.S. and foreign intellectual property laws, including patent, copyright, trademark and trade secret laws to protect our proprietary rights. As of March 31, 2007, we hold over 500 patents worldwide and over 1,000 patent applications are pending worldwide for our technology. However, the extent and duration of protection given to different types of intellectual property rights vary under different countries’ legal systems. Generally, our U.S. and foreign patents expire at various times over the next twenty years. While the durations of our patents vary, we believe that the durations of our patents are adequate. The expiration of any of our patents will not have a material adverse effect on our business. In some countries, full-scale intellectual property protection for our products and technology may be unavailable, or the laws of other jurisdictions may not protect our proprietary technology rights to the same extent as the laws of the United States. We also maintain contractual restrictions in our agreements with customers, employees and others to protect our intellectual property rights. In addition, we occasionally license software and technology from third parties, including some competitors, and incorporate them into our own software products.

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

We continue to invest extensively in product development and enhancements. We anticipate that we will continue to adapt our software products to the rapid changes in the IT industry and will continue to enhance our products to help them remain compatible with hardware changes. We expect that we will continue to be able to improve our software products to work with the latest hardware platforms and operating systems.

To keep CA on top of major technological advances and to ensure our products continue to work well with those of other vendors, CA is active in most major standards organizations and takes the lead in many. Further, CA was the first major software company to earn the International Organization for Standardization’s (ISO) 9001:2000 Global Certification, the ultimate ISO certification.

In addition, CA has built a strong global product development staff in Australia, China, the Czech Republic, Germany, India, Israel, Japan, the United Kingdom and the United States. Our technological efforts around the world ensure we maintain a global perspective of customer needs while cost-effectively tapping the skills and talents of developers worldwide, and enable us to efficiently and effectively deliver support to CA customers.

In the United States, product development is primarily performed at our facilities in Brisbane and Redwood City, California; San Diego, California; Lisle, Illinois; Framingham, Massachusetts; Mount Laurel, New Jersey; Islandia, New York; Plano, Texas; and Herndon, Virginia.

For the fiscal years ended March 31, 2007, 2006 and 2005, the costs of product development and enhancements, including related support, charged to operations were $0.7 billion for each fiscal year. In fiscal years 2007, 2006 and 2005, we capitalized costs of $85 million, $84 million, and $70 million, respectively, for internally developed software. The increase in capitalized costs for fiscal years 2007 and 2006 as compared with fiscal year 2005 was principally related to the effort to refresh our product offerings, including Enterprise Systems Management (Unicenter r11) and BrightStor products.

Customers
No individual customer accounted for a material portion of our revenue during any of the past three fiscal years, or a material portion of the license contract value that has not yet been earned (deferred subscription value) reported at the end of any period in the past three fiscal years. At March 31, 2007, five customers accounted for substantially all of our outstanding prior business model net receivables which amounted to approximately $503 million, including one large IT outsourcing customer with a license arrangement that extends through fiscal year 2012 with a net unbilled receivable balance in excess of $400 million. The majority of our software products are used with relatively expensive computer hardware. As a result, most of our revenue is generated from customers who have the ability to make substantial commitments to software and hardware implementations. Our software products are used in a broad range of industries, businesses and applications. We have a large and broad base of customers. We currently serve companies across every major industry worldwide, including manufacturers, technology companies, retailers, banks, insurance companies, other financial services providers, educational institutions, health care institutions and governmental agencies. Our customer’s satisfaction is important to us. Therefore approximately 10% of the variable compensation for approximately 1,400 senior CA managers is linked to our customers’ satisfaction, which we measure through independent surveys.

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

CA Service and Education
Our CA Technology Servicestm team and global systems integration partners strive to help our customers shorten the time to measurable business results through fast, efficient implementation of our solutions. Through our global team of experts we offer a portfolio of assessment, implementation, optimization and managed service offerings to assist our customers at all stages of their solution deployment. Our proven, repeatable and phased approach draws on the expertise and best practice knowledge developed during thousands of successful projects completed annually in large and diverse organizations.

In addition, our CA Education team offers a full blend of learning solutions and certification programs around CA software and IT management best practices such as information technology infrastructure library (ITIL). We offer a comprehensive portfolio of foundation to advanced level training to address the needs of all users within our customers from implementers, administrators, end users to business users. Our blended learning solutions range from classroom-based training in our Global Learning Centers to self-paced and Web-instructor-led on-line training offerings. This ensures that our customers have the right skill sets and competencies to achieve the full value from their IT management solution.

CA Technical Support
As part of our commitment to customer satisfaction, we strive to provide our customers with industry leading support. CA Technical Support is a highly skilled, customer focused team that spans locations around the world, delivering 24 x 7 business-critical assistance in 18 languages.

Support is intended to help customers get the most from their software purchase by resolving issues and answering product questions. We call this enterprise offering CA Business Critical Support, to which customers may selectively add custom offerings as further detailed below.

•	CA Business Critical Support (CA BCS) — These services provide customers with a full range of direct-contact and self-service features including unlimited calls and callers, remote problem analysis and assistance during local country business hours, and access to a wide range of online support services. Currently more than 200,000 registered users make use of our self-service portal to research technical information; open and maintain incident reports; and download product releases, patches and documentation.

•	CA BCS Custom Offerings — These services are fee-based and designed to provide focused support over customer designated periods, to further enhance the successful use of purchased software.

CA Support Availability Management (CA SAM) — Customers with a large portfolio of CA software may benefit from our ability to align Technical Support with their operational plans, coordinate resources and tailor product information. The deliverables for the CA SAM offering are designed to maintain and improve the return on customers’ software investment at a minimum cost.

CA Targeted Support — This service provides customers with product-focused attention with a named Support Engineer. The Support Engineer has an understanding of the customer’s IT environment and business goals and acts as a focal point for the support needs around a specific CA product or solution.

CA Extended Support — This service addresses the needs of customers who require additional time to migrate or upgrade to new CA releases, products or solutions. This service provides technical support for a specific CA solution, product or release that has reached its End-of-Service or End-of-Life date.

CA Technical Support has also extended its support to include implementation partners. The CA Solution Deployment Support offering is intended to help partners validate their solution approach, provide customized information and priority routing of any issues during the project through an engagement-focused CA Technical Support representative. This customized implementation support is focused on reducing the risk in project plans and improving the time to value for customers.

Separately, we offer support options for consumer and commercial products including chat, email and voice support. We also offer both business hours and 24x7 support options, in addition to web-based self-help for our high-volume product solutions.

This combination of dedicated Technical Support staff, online services, custom offerings, and partner support programs drives the post-sale customer and partner experience, as well as satisfaction with and loyalty to CA’s products.

Business Model
Customers face challenges when trying to achieve their desired returns on software investments. These challenges are compounded by traditional software pricing models that often force companies to make long-term commitments for projected capacities. When these projections are inaccurate, companies may not achieve the desired returns on investment. Many companies are also concerned that, due to short product life cycles for some software products, new products may become available before the end of their current software license agreement periods. In addition, some companies, particularly those in new or evolving industries, want pricing structures that are linked to the growth of their businesses to minimize the risks of overestimating capacity projections.

We believe we can service our customers better by offering more flexible licensing terms to help customers realize maximum value from their software investments. In October 2000, we formalized this philosophy and refer to it as our business model.

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

Some customers prefer to choose cost certainty and sign longer-term agreements. Under our flexible licensing terms, customers can license our software products under multi-year licenses, and most customers choose terms of one to three years, although longer terms are sometimes selected. We often provide our customers with the option to change their product mix after an initial period of time to mitigate their risks. We also help customers reduce uncertainty by providing a standard pricing schedule based on simple usage tiers. Additionally, we offer our customers the ability to establish pricing models for our products based on their key business metrics. Although this practice is not widely utilized by our customers we believe this metric-based approach is unique in the software industry and can provide us with a competitive advantage.

As a result of the flexible licensing terms we offer our customers, specifically the right to receive unspecified future upgrades for no additional fee, as well as maintenance included during the term of the license, we are required under generally accepted accounting principles in the United States of America to recognize revenue from certain of our license agreements ratably over the license term. For a description of how ratable revenue recognition has impacted our financial results, refer to “Results of Operations” within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Sales and Marketing
We offer our solutions through a direct sales force, which is a combination of Account Directors, Account Managers and technical experts. We also partner with global systems integrators, value-added and distribution partners and OEMs. (See “— Growth Strategy — Strengthening Partner Relationships” above).

We made substantial changes to our sales organization and sales coverage model during fiscal years 2006 and 2007. In the second quarter of fiscal year 2006, we expanded our “enterprise account” direct sales model in which Account Directors and

Account Managers are dedicated to managing the Company’s relationships with specific new and existing enterprise accounts. Their focus is on selling new solutions to enterprise customers. While reducing the overall size of our force through a reorganization of the sales force in the second quarter of fiscal year 2007, we more than doubled the number of Account Directors and Account Managers who perform this function. Also, early in the third quarter of fiscal year 2007, the members of our technical sales organization, consisting of more than 1,500 employees, were assigned revised roles as solution strategists, technology specialists, and consultants, aligned around our product solutions to be deployed as needed by our Account Directors and Account Managers in connection with the sale of new products and solutions. We also have a core group of sales people who are dedicated to managing, maintaining and renewing our installed customer base. The balance of our market will be covered substantially through our resellers and partners. We are engaged in an extensive training program to enable our sales force to perform its new roles effectively. The purpose of these changes, together with changes to CA’s Incentive Compensation Plan and related process changes, is threefold: (i) to enable the Company to increase its sales of new products and solutions to new and existing customers while protecting the Company’s installed base; (ii) to reduce costs and increase productivity; and (iii) to address the commissions issues that arose in connection with our fiscal year 2006 Incentive Compensation Plan.

Our sales organization operates on a worldwide basis. We operate through branches and subsidiaries located in 46 countries outside the United States. Each geographic territory offers all or most of our software products. Approximately 46% of our revenue in fiscal year 2007 was from operations outside of the United States. As of March 31, 2007, we had approximately 3,700 sales and sales support personnel.

We also distribute, market and support our software through a network of value-added partners, OEMs and distributors. As noted earlier, one of our growth strategies is to strengthen our partner relationships and grow our partner channel. We actively encourage value-added partners to market our software products. Value-added partners often combine our software products with specialized consulting services and provide enhanced user-specific solutions to a particular market or sector. Facilities managers, including CSC, EDS, and IBM, often deliver IT services using our software products to companies that prefer to outsource their IT operations.

Competition
The markets in which we compete are marked by technological change, the steady emergence of new companies and products, evolving industry standards, and changing customer needs. Competitive differentiators include, but are not limited to: industry vision, performance, quality, breadth of product group, integration of products, brand name recognition, price, functionality, customer support, frequency of upgrades and updates, manageability of products, and reputation.

We compete with many established companies in the markets we serve. Some of these companies have substantially greater financial, marketing, and technological resources, larger distribution capabilities, earlier access to customers, and greater opportunity to address customers’ various information technology requirements than we do. These factors may provide our competitors with an advantage in penetrating markets with their products. We also compete with many smaller, less established companies that may be able to focus more effectively on specific product areas or markets. Because of the breadth of our product offerings, an individual competitor does not generally compete with us across all of our product areas. Some of our key competitors include BMC, EMC, HP, IBM, and Symantec. We believe that we have a competitive advantage in the marketplace with our EITM industry vision, the breadth and quality of our product offerings, our products’ hardware independence, and the ability to offer our solutions as product modules or as integrated suites, so that customers can use them at their own pace. In the past fiscal year, we have also undertaken an effort to evolve the CA brand by providing a consistent worldwide “look, feel and sound” for the Company to help the market understand who CA is today and the value the Company can deliver.

Employees
The table below sets forth the approximate number of employees by location and functional area as of March 31, 2007:

	EMPLOYEES AS OF		EMPLOYEES AS OF
LOCATION	MARCH 31, 2007	FUNCTIONAL AREA	MARCH 31, 2007

Corporate headquarters	2,000	Product development and support	5,800
		Sales and support	3,700
Other U.S. offices	5,500	Professional services	1,400
International offices	7,000	Information technology support, finance, and administration	3,600

Total	14,500	Total	14,500

As of March 31, 2007 and 2006, we had approximately 14,500 and 16,000 employees, respectively. The decrease was mostly in our sales and support staff and reflects the actions taken through the FY07 Plan. We believe our employee relations are satisfactory.

(d) Financial Information About Geographic Areas
Refer to Note 5, “Segment and Geographic Information”, in the Notes to the Consolidated Financial Statements for financial data pertaining to our segment and geographic operations.

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

Our website also contains information about our initiatives in corporate governance, including: our corporate governance principles; information concerning our Board of Directors (including e-mail communication with them); our Business Practices Standard of Excellence: Our Code of Conduct (applicable to all of our employees, including our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and our directors); instructions for calling the CA Compliance and Ethics Helpline; information concerning our Board Committees, including the charters of the Audit and Compliance Committee, the Compensation and Human Resource Committee, the Corporate Governance Committee, and the Strategy Committee; and transactions in CA securities by directors and executive officers. These documents can also be obtained in print by writing to our Executive Vice President, Global Risk & Compliance, and Corporate Secretary, Kenneth V. Handal, at the Company’s world headquarters in Islandia, New York, at the address listed on the cover of this Form 10-K. Refer to the Corporate Governance section in the Investors section of our website for details.

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
Quarterly and annual results of operations are affected by a number of factors associated with our industry and the markets for our products, including those listed below, which in turn could adversely affect our revenue, profitability and cash flow in the future.

•	Timing and impact of threat outbreaks (e.g., worms and viruses);

•	The rate of adoption of new product technologies and releases of new operating systems;

•	Demand for products and services;

•	Length of sales cycle;

•	Customer difficulty in implementation of our products;

•	Magnitude of price and product and/or services competition;

•	Introduction of new hardware;

•	General economic conditions in countries in which customers do a substantial amount of business;

•	Changes in customer budgets for hardware, software and services;

•	Ability to develop and introduce new or enhanced versions of our products;

•	Changes in foreign currency exchange rates;

•	Ability to control costs;

•	The number and terms and conditions of licensing transactions;

•	Reorganizations of the sales and technical services forces;

•	The results of litigation; and

•	Ability to retain and attract qualified personnel.

Any of the foregoing factors, among others, may cause our operating expenses to be disproportionately high, or cause our revenue and operating results to fluctuate. As a consequence, our business, financial condition, operating results and cash flow could be adversely affected. For a discussion of certain factors that could affect our cash flow in the future, for example, please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sources and Uses of Cash”.

The timing of orders from customers and channel partners may cause fluctuations in some of our key financial metrics which may impact our quarterly financial results and stock price.
Historically, a substantial portion of our license agreements are executed in the last month of a quarter. Any failure or delay in executing new or renewed license agreements in a given quarter could cause fluctuations in some of our key financial metrics (i.e., new deferred subscription value or cash flow), which may have a material adverse effect on our quarterly financial results. Our historically uneven sales pattern also makes it difficult to predict future new deferred subscription value and cash flow for each period and, accordingly, increases the risk of unanticipated variations in our quarterly results and financial condition. If we do not achieve our forecasted results for a particular period, our stock price could decline significantly.

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

Changes to the compensation of our sales organization could adversely affect our business, financial condition, operating results and cash flow.
We may update our compensation plans for the sales organization from time to time in order to align the sales force with the Company’s economic interests. Under the terms of CA’s Incentive Compensation Plan (the “Incentive Compensation Plan”), management retains broad discretion to change or modify various aspects of the plan such as sales quotas or territory assignments to ensure that the plan is aligned with CA’s overall business objectives. However, the laws of many of the countries and states in which CA operates impose limitations on the degree of discretion a company’s management may exercise on compensation matters such as commissions. The Incentive Compensation Plan itself, or changes made by management where CA exercises discretion to change the Incentive Compensation Plan, may lead to outcomes that are not anticipated or intended and may impact our cost of doing business, employee morale, and/or other performance metrics, all of which could adversely affect our business, financial condition, operating results and cash flow.

Changes to our sales force coverage model and organization could adversely affect our business, financial condition, operating results, and cash flow.
During fiscal years 2006 and 2007, we made substantial changes to our sales organization and sales coverage model. See Item 1, “Business — (c) Description of the Business — Sales and Marketing” for more information. The purpose of these changes was to enable the Company to increase its sales of new products and solutions to new and existing customers while protecting the Company’s installed base. In addition, these changes require our sales force to acquire new skills and knowledge and to assume different roles. We are fully deploying these changes on a worldwide basis in fiscal year 2008, and we may make additional changes in the future. Any of these changes may lead to outcomes that are not anticipated or intended and may impact the performance of our sales force and thus our cost of doing business, employee morale, and/or other performance metrics, all of which could adversely affect our business, financial condition, operating results and cash flow.

Failure to expand our channel partner programs related to the sale of CA solutions may result in lost sales opportunities, increases in expenses and weakening in our competitive position.
We sell CA solutions through systems integrators and value-added resellers in channel partner programs that require training and expertise to sell these solutions, and global penetration to grow these aspects of our business. The failure to expand these channel partner programs and penetrate these markets may adversely impact our success with channel partners, resulting in lost sales opportunities and an increase in expenses, as well as weaken our competitive position.

If we do not adequately manage and evolve our financial reporting and managerial systems and processes, including the successful implementation of our enterprise resource planning software from SAP AG, our ability to manage and grow our business may be harmed.
Our ability to successfully implement our business plan and comply with regulations requires effective planning and management systems and processes. We will need to continue to improve existing and implement new operational and financial systems, procedures and controls to manage our business effectively in the future. As a result, we have licensed enterprise resource planning (ERP) software from SAP AG and have begun a process to expand and upgrade our operational and financial systems. Phase one of the implementation was completed in April 2006 and included operating activities in

North America and worldwide human resources. A second major phase of SAP was implemented in November 2006, which included operating activities in our CA Technology Services business. Any delay in the implementation of, or disruption in the transition to, our new or enhanced systems, procedures or internal controls, could adversely affect our ability to accurately forecast sales demand, manage our supply chain, achieve accuracy in the conversion of electronic data and records, and report financial and management information, including the filing of our quarterly or annual reports with the SEC, on a timely and accurate basis. As a result of the conversion from prior systems and processes, data integrity problems may be discovered that if not corrected could impact our business or financial results. In addition, as we add functionality to the ERP software and complete implementations in other geographic regions, new issues could arise that we have not foreseen. Such issues could adversely affect our ability to do, among other things, the following in a timely manner: provide quotes; take customer orders; ship products; provide services and support to our customers; bill and track our customers; fulfill contractual obligations; and otherwise run our business. Failure to properly or adequately address these issues could result in the diversion of management’s attention and resources, impact our ability to manage our business and negatively impact our results of operations, cash flows and stock price. See Item 4, “Controls and Procedures”, for further information.

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

We are subject to intense competition in product and service offerings and pricing, and we expect to face increased competition in the future, which could diminish demand for our products and, therefore, reduce our sales, revenue and market presence.
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

Our competitors include large vendors of hardware or operating system software and/or service providers. The widespread inclusion of products that perform the same or similar functions as our products bundled within computer hardware or other companies’ software products, or services similar to those provided by us, could reduce the perceived need for our products and services, or render our products obsolete and unmarketable. Furthermore, even if these incorporated products are inferior or more limited than our products, customers may elect to accept the incorporated products rather than purchase our products. In addition, the software industry is currently undergoing consolidation as software companies seek to offer more extensive suites and broader arrays of software products and services, as well as integrated software and hardware solutions. This consolidation may negatively impact our competitive position, which could adversely affect our business, financial condition, operating results and cash flow. Refer to Item 1, “Business — (c) Narrative Description of the Business — Competition”, for additional information.

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
IBM, HP, Sun Microsystems, EMC and Microsoft are the largest suppliers of systems and computing software and, in most cases, are the manufacturers of the computer hardware systems used by most of our customers. Historically, these developers have modified or introduced new operating systems, systems software and computer hardware. In the future, such new products could incorporate features that perform functions currently performed by our products, or could require substantial modification of our products to maintain compatibility with these companies’ hardware or software. Although we have to date been able to adapt our products and our business to changes introduced by hardware manufacturers and system software developers, there can be no assurance that we will be able to do so in the future. Failure to adapt our products in a timely manner to such changes or customer decisions to forego the use of our products in favor of those with comparable functionality contained either in the hardware or operating system could have a material adverse effect on our business, financial condition, operating results and cash flow.

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

Certain software we use is from open source code sources which under certain circumstances may lead to unintended consequences and, therefore, could adversely affect our business, financial condition, operating results and cash flow.
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
As of May 2007, our senior unsecured notes are rated Ba1, BB+ and BB by Moody’s Investors Service (Moody’s), Fitch Ratings (Fitch), and Standard and Poor’s (S&P), respectively. The outlook of the ratings is negative for all three agencies.

Moody’s, Fitch, S&P or any other credit rating agency may further downgrade or take other negative action with respect to our credit ratings in the future. If our credit ratings are further downgraded or other negative action is taken, we would be required to, among other things, pay additional interest under our credit agreement, if it is utilized. Any downgrades could affect our ability to obtain additional financing in the future and may affect the terms of any such financing. This could have a material adverse effect on our business, financial condition, operating results and cash flow.

We have a significant amount of debt and failure to generate sufficient cash as our debt becomes due or to renew credit lines prior to their expiration may adversely affect our business, financial condition, operating results and cash flow.
As of March 31, 2007, we had approximately $2.6 billion of debt outstanding, consisting of unsecured fixed-rate senior note obligations, convertible senior notes, and credit facility borrowings. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Commitments”, for the payment schedule of our long-term debt obligations, inclusive of interest. We expect that existing cash, cash equivalents, marketable securities, cash provided from operations and our bank credit facilities will be sufficient to meet ongoing cash requirements. However, failure to generate sufficient cash as our debt becomes due or to renew credit lines prior to their expiration may adversely affect our business, financial condition, operating results and cash flow.

Failure to protect our intellectual property rights would weaken our competitive position.
Our future success is highly dependent upon our proprietary technology, including our software. Failure to protect such technology could lead to our loss of valuable assets and competitive advantage. We protect our proprietary information through the use of patents, copyrights, trademarks, trade secret laws, confidentiality procedures and contractual provisions. Notwithstanding our efforts to protect our proprietary rights, policing unauthorized use or copying of our proprietary information is difficult. Unauthorized use or copying occurs from time to time and litigation to enforce intellectual property rights could result in significant costs and diversion of resources. Moreover, the laws of some foreign jurisdictions do not afford the same degree of protection to our proprietary rights as do the laws of the United States. For example, for some of our products, we rely on “shrink-wrap” or “click-on” licenses which may be unenforceable in whole or in part in some jurisdictions in which we operate. In addition, patents we have obtained may be circumvented, challenged, invalidated or designed around by other companies. If we do not adequately protect our intellectual property for these or other reasons our business, financial condition, operating results and cash flow could be adversely affected. Refer to “Item 1, Business — (c) Narrative Description of the Business — Technological Expertise”, for additional information.

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

Our sales to government clients subject us to risks, including early termination, audits, investigations, sanctions and penalties.
Approximately 11% of our total deferred subscription value at March 31, 2007 is associated with multi-year contracts signed with the U.S. Federal Government and other U.S. state and local governmental agencies. These contracts are generally subject to annual fiscal funding approval and/or may be terminated at the convenience of the government. Termination of a contract or funding for a contract could adversely affect our sales, revenue and reputation. Additionally, government contracts are generally subject to audits and investigations which could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with the government.

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
In the past, certain of our licensees using proprietary operating systems were furnished with “source code”, which makes the operating system understandable to programmers; and/or “object code”, which directly controls the hardware; and other technical documentation. Since the availability of source code facilitated the development of systems and applications software, which must interface with the operating systems, independent software vendors, such as us, were able to develop and market compatible software. Microsoft, IBM and other vendors have a policy of restricting the use or availability of the source code for some of their operating systems. To date, this policy has not had a material effect on us. Some companies, however, may adopt more restrictive policies in the future or impose unfavorable terms and conditions for such access. These restrictions may, in the future, result in higher research and development costs for us in connection with the enhancement and modification of our existing products and the development of new products. Although we do not expect that such restrictions will have this adverse effect, there can be no assurances that such restrictions or other restrictions will not have a material adverse effect on our business, financial condition, operating results and cash flow.

The markets for some or all of our key product areas may not grow.
Our products are arranged in CA Capability Solutions, which are in turn grouped according to the main focus of what they enable customers to do — govern, manage and/or secure. Some or all of these areas may not grow, may decline in growth, or customers may decline or forego use of products in some or all of these areas. This is particularly true in newly emerging areas. A decline in sales in these product areas could result in decreased demand for our products and services, which would adversely impact our business, financial condition, operating results and cash flow.

Third parties could claim that our products infringe their intellectual property rights or that we owe royalty payments which could result in significant litigation expense or settlement with unfavorable terms that could adversely affect our business, financial condition, operating results and cash flow.
From time to time third parties may claim that our products infringe various forms of their intellectual property and/or that we owe royalty payments to them. Investigation of these claims, whether with or without merit, can be expensive and could affect development, marketing or shipment of our products. As the number of software patents issued increases, it is likely that additional claims, with or without merit, will be asserted. Defending against such claims is time-consuming and could result in significant litigation expense or settlement with unfavorable terms that could adversely affect our business, financial condition, operating results and cash flow.

Fluctuations in foreign currencies could result in translation losses.
Most of the revenue and expenses of our foreign subsidiaries are denominated in local currencies. Given the relatively long sales cycle that is typical for many of our products, foreign currency fluctuations could result in substantial changes due to the foreign currency impact upon translation of these transactions into U.S. dollars. Additionally, fluctuations of the exchange rates of foreign currencies against the U.S. dollar can affect our results from operations within those markets, all of which may adversely impact our business, financial condition, operating results and cash flow.

Our stock price is subject to significant fluctuations.
Our stock price is subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant license agreements, changes in earnings or cash flow estimates by analysts, changes in our forward-looking guidance, announcements related to accounting issues, announcements of technological innovations or new products by us or our competitors, changes in domestic and international economic and business conditions, general conditions in the software and computer industries and other events or factors. In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price of many companies in industries that are similar or related to those in which we operate and that have been unrelated to the operating performance of these companies. These market fluctuations have in the past adversely affected and may continue to adversely affect the market price of our common stock, which in turn could affect the value of our stock-based compensation and our ability to retain and attract key employees.

Any failure by us to execute our restructuring plan successfully could result in total costs and expenses that are greater than expected.
We have announced restructuring plans, which include workforce reductions as well as global facility consolidations and other cost reduction initiatives. We may have further workforce reductions or restructuring actions in the future. Risks associated with these actions and other workforce management issues include delays in implementation of anticipated workforce reductions, changes in restructuring plans that increase or decrease the number of employees affected, decreases in employee morale and the failure to meet operational targets due to the loss of employees, any of which may impair our ability to achieve anticipated cost reductions or may otherwise harm our business.

We have outsourced various functions to third parties and these arrangements may not be successful thereby resulting in increased costs or may negatively impact service levels.
We have outsourced various functions to third parties and may outsource additional functions to third-party providers in the future. We rely on those third parties to provide services on a timely and effective basis. Although we closely monitor the performance of these third parties and maintain back-up plans in case third parties are unable to perform as agreed, we do not ultimately control the performance of our outsourcing partners. The failure of third-party outsourcing partners to perform as expected or as required by contract could result in significant disruptions and costs to our operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

Our principal real estate properties are located in areas necessary to meet sales and operating requirements. All of the properties are considered to be both suitable and adequate to meet current and anticipated operating requirements.

As of March 31, 2007, we leased 98 facilities throughout the United States and 136 facilities outside the United States. Our lease obligations expire on various dates with the longest commitment extending to 2023. We believe all of our leases will be renewable at our option as they become due.

In the United States, we own an approximately 100,000 square foot distribution center in Central Islip, New York. We own one facility in Germany totaling approximately 100,000 square feet, two facilities in Italy which total approximately 140,000 square feet, and an approximately 215,000 square foot European headquarters in the United Kingdom.

We periodically review the benefits of owning our properties. On occasion, we enter into sale-leaseback transactions and use the proceeds to fund strategic actions such as acquisitions, product development, or stock repurchases. Depending upon the strategic importance of a particular location and management’s long-term plans, the duration of the initial lease term in sale-leaseback transactions may vary.

We own and lease various computer, telecommunications, electronic, and transportation equipment. We also lease mainframe and distributed computers at our facilities in Islandia, New York, and Lisle, Illinois. This equipment is used for internal product development, technical support efforts, and administrative purposes. We consider our computer and other equipment to be adequate for our current and anticipated needs. Refer to “Contractual Obligations” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 8, “Commitments and Contingencies”, in the Notes to the Consolidated Financial Statements for information concerning lease obligations.

ITEM 3. LEGAL PROCEEDINGS.

Refer to Note 8, “Commitments and Contingencies”, in the Notes to the Consolidated Financial Statements for information regarding legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Executive Officers of the Registrant.
The name, age, present position, and business experience of our executive officers as of May 18, 2007, are listed below:

NAME	AGE	POSITION

John A. Swainson	52	President, Chief Executive Officer and Director
Russell M. Artzt	60	Executive Vice President, Products
James Bryant	62	Executive Vice President and Chief Administrative Officer
Michael J. Christenson	48	Executive Vice President and Chief Operating Officer
Nancy E. Cooper	53	Executive Vice President and Chief Financial Officer
Donald R. Friedman	60	Executive Vice President and Chief Marketing Officer
Andrew Goodman	48	Executive Vice President, Worldwide Human Resources
Kenneth V. Handal	58	Executive Vice President, Global Risk & Compliance, and Corporate Secretary
Alan F. Nugent	52	Executive Vice President and Chief Technology Officer
Amy Fliegelman Olli	43	Executive Vice President and General Counsel
Robert G. Cirabisi	43	Senior Vice President and Corporate Controller
Patrick J. Gnazzo	60	Senior Vice President, Business Practices, Chief Compliance Officer and Chief Risk Officer

John A. Swainson is President and Chief Executive Officer at CA and a member of the Company’s Board of Directors. During three decades in the Information Technology (IT) industry, including 26 years at IBM, Mr. Swainson has developed a rare combination of management expertise and technology vision that he is applying to the transformation of CA. Mr. Swainson joined the Company in 2004.

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

Mr. Swainson serves on the board of directors of VISA U.S.A. Inc., Cadence Design Systems, Inc. and the Ridgefield (CT) Symphony Orchestra. He holds a bachelor of applied science degree in engineering from the University of British Columbia.

Russell M. Artzt is Executive Vice President of Products at CA. He manages all product business units at CA, with particular focus on the integration of the Company’s industry-leading management software portfolio and the evolution of its EITM vision. With more than 30 years of experience in the IT industry as a technology leader, consultant and executive, Mr. Artzt is a recognized expert in software development and project management. Mr. Artzt co-founded the Company in June 1976.

Mr. Artzt has been an Executive Vice President of the Company since April 1987 and Executive Vice President of Products since 2004. From April 2002 to 2004, he served as Executive Vice President — eTrust Solutions.

Mr. Artzt received a bachelor’s degree in mathematics from Queens College and a master’s degree in computer science from New York University.

James Bryant is Executive Vice President and Chief Administrative Officer at CA. He is responsible for the Company’s information technology, facilities and administration, corporate transformation, and planning operations. Mr. Bryant joined the Company in June 2006.

A 30-year IT veteran, Mr. Bryant has extensive knowledge of the software industry and in running global operations. Mr. Bryant has been Executive Vice President and Chief Administrative Officer of the Company since June 2006. From 2005 to June 2006, he was a member of Common Angels, a Boston-based investment group that provides funding and mentoring for high technology start-ups; from 2003 to June 2006 he was a Selectman for the Town of Hamilton, Massachusetts; and from 1994 to 2002, he served as Vice President of Finance in the Software Group at IBM.

Mr. Bryant holds a Bachelor of Science degree in mechanical engineering from the University of Missouri and a master’s degree in business administration from the University of California at Berkeley.

Michael J. Christenson is Executive Vice President and Chief Operating Officer at CA. He has responsibility for sales, services, business development, partnerships, and strategic alliances. Since joining CA in 2005 as Executive Vice President of Strategy and Business Development, Mr. Christenson has been instrumental in the successful acquisition and integration of several companies that have significantly broadened CA’s solutions portfolio. Mr. Christenson joined the Company in February 2005.

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

Mr. Christenson earned a Bachelor of Arts degree in chemistry from Rutgers University and a master of business administration degree in finance from The New York University Graduate School of Business.

Nancy E. Cooper is Executive Vice President and Chief Financial Officer at CA. She is responsible for all of CA’s corporate and business financial functions worldwide, including the controller role, treasury, tax and investor relations. Ms. Cooper joined the Company in August 2006.

Ms. Cooper has been Executive Vice President and Chief Financial Officer of the Company since August 2006. From December 2001 to August 2006, she served as Senior Vice President and Chief Financial Office of IMS Health Incorporated, a leading provider of information solutions to the pharmaceutical and healthcare industries.

Ms. Cooper has nearly 30 years of finance experience, serving as Chief Financial Officer for IMS Health Incorporated, Reciprocal, Inc., and Pitney Bowes Credit Corporation. Ms. Cooper began her career at IBM, where she held positions of increasing responsibility over a 22-year period including CFO of the Global Industries Division, Assistant Corporate Controller, and Controller and Treasurer of IBM Credit Corporation.

Ms. Cooper holds a Bachelor of Arts degree in economics and political science from Bucknell University and an MBA from the Harvard Graduate School of Business Administration. She is a director of R.H. Donnelley Corporation.

Donald R. Friedman is Executive Vice President and Chief Marketing Officer at CA. He brings a unique set of business and marketing experience and capabilities to CA, having been in senior executive roles in development, sales, marketing and general management at both large and small companies. Mr. Friedman joined the Company in April 2005.

Mr. Friedman has been Executive Vice President and Chief Marketing Officer of the Company since April 2005. From September 2001 to April 2005, he provided management and marketing consulting services to technology companies.

Previously, Mr. Friedman served as Chief Executive Officer for International Flex Technologies and Sheldahl, and was acting CEO of Protegrity. Mr. Friedman spent 30 years at IBM and held various senior management positions, including Vice President of marketing and strategy and he was General Manager of three international business units.

Mr. Friedman earned a bachelor’s degree in engineering from Stevens Institute of Technology, and is a member of the school’s Advisory Board. He also attended Executive Programs at Northwestern and the University of Virginia.

Andrew Goodman is Executive Vice President, Worldwide Human Resources at CA. He is responsible for employee development, recruitment, operations, benefits and community relations. With more than 20 years in human resources management — including extensive experience in Fortune 500, technology and professional services environments — Mr. Goodman is focused on the acquisition, development, retention and management of talent as a means to enhanced business performance. Mr. Goodman joined the Company in 2002.

Mr. Goodman has been Executive Vice President, Worldwide Human Resources of the Company since July 2005. From July 2002 to July 2005, he served as Senior Vice President of Human Resources. Prior to joining the Company, Mr. Goodman was First Vice President of Global Technology Group Human Resources at Merrill Lynch & Co., Inc. Mr. Goodman joined the Company in July 2002. Previously, Mr. Goodman served in senior management positions with Bankers Trust Company, Ernst & Young, and General Electric Company.

Mr. Goodman received a bachelor’s degree in English Literature from the Stony Brook State University of New York.

Kenneth V. Handal is Executive Vice President, Global Risk & Compliance and Corporate Secretary at CA. He is responsible for CA’s corporate governance and compliance programs and the internal audit and global security functions. Mr. Handal joined the Company in July 2004.

Mr. Handal has been Executive Vice President, Global Risk & Compliance of the Company since February 2007 and Corporate Secretary since April 2005. From September 2006 to February 2007, he served as Executive Vice President and Co-General Counsel; and from July 2004 to September 2006, he was Executive Vice President and General Counsel. From July 1996 to July 2004, Mr. Handal was Associate General Counsel for the Altria family of companies, which included Philip Morris and Kraft Foods. Mr. Handal was a partner of Arnold & Porter and an Assistant United States Attorney for the Southern District of New York. He serves on the Board of Directors of the National Center for Missing and Exploited Children.

Mr. Handal earned his law degree from The University of Chicago Law School, where he was managing editor of the Law Review, and his undergraduate degree from Georgetown University.

Alan F. Nugent is Executive Vice President and Chief Technology Officer at CA. He is a 30-year industry veteran responsible for CA’s technology vision and strategy. Mr. Nugent’s teams are delivering common technology services to CA’s business units, ensuring architectural compliance and integration of the Company’s solutions and products. He is also focused on creating an integrated software engineering methodology focusing on quality, reliability and consistency of the entire CA solutions portfolio. Mr. Nugent joined the Company in April 2005.

Mr. Nugent has been Executive Vice President and Chief Technology Officer since June 2006. From April 2005 to June 2006, he served as Senior Vice President and General Manager of our Enterprise Systems Management Business Unit. From March 2002 to April 2005, he served as Senior Vice President and Chief Technology Officer of Novell, Inc., where he was the innovator behind the company’s moves into open source and identity-driven solutions. Previously, he held executive-level technology management positions for Vectant, Inc., BellSouth Corporation, American Re-Insurance Company, Xerox Corporation and Hewlett-Packard Company.

Amy Fliegelman Olli is Executive Vice President and General Counsel at CA. She is responsible for the company’s Law Department, including all legal activities relating to software licensing, intellectual property, litigation and acquisitions. Ms. Olli joined the Company in September 2006.

Ms. Olli has been Executive Vice President and General Counsel of the Company since February 2007. From September 2006 to February 2007, she served as Executive Vice President and Co-General Counsel. From January 2006 to September 2006, she was General Counsel — Americas and Global Coordinator for Sales and Distribution for IBM; from May 2005 to January 2006, she was Associate General Counsel — Southwest Europe of IBM; from July 2004 to May 2005 she was Associate General Counsel — IBM Global Services EMEA; from July 2003 to July 2004, she was Associate General Counsel — IBM Software Group — EMEA; and prior thereto, she was Associate General Counsel — Software Group-Application and Integrated Middleware Division of IBM. Ms. Olli spent nearly 20 years in various senior-level legal positions at IBM, where she was responsible for a team of more than 200 lawyers in the U.S., Europe, Latin America and Canada, and for coordination of all of IBM’s sales and distribution lawyers on a global basis.

Ms. Olli received a Bachelor of Science degree in business administration from the State University of New York at Oswego and a J.D. from Western New England School of Law.

Robert Cirabisi is Senior Vice President and Corporate Controller at CA. He is responsible for accounting, internal controls, sales accounting and equity administration. Mr. Cirabisi joined the Company in May 2000.

Mr. Cirabisi has been Senior Vice President and Corporate Controller of the Company since July 2005. From May 2006 to July 2006, he served as interim Chief Financial Officer; from July 2004 to June 2005, he was Senior Vice President and Chief Accounting Officer; and from April 2002 to July 2004, he served as Vice President of Investor Relations.

Mr. Cirabisi received a bachelor’s degree in public accounting from Hofstra University and is a Certified Public Accountant.

Patrick J. Gnazzo is Senior Vice President, Business Practices, Chief Compliance Officer and Chief Risk Officer at CA. He is responsible for risk, business practices and compliance, records information and management and the CA ombudsman. Mr. Gnazzo joined the Company in January 2005.

Mr. Gnazzo has been Chief Risk Officer since February 2007 and Senior Vice President, Business Practices and Chief Compliance Officer since January 2005. From February 1993 to January 2005, he was Vice President, Business Practices and Chief Compliance Officer at United Technologies Corporation.

Mr. Gnazzo received a Bachelor of Arts degree from John Carroll University and a J.D. from Cleveland State University.

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the New York Stock Exchange. The following table sets forth, for the fiscal quarters indicated, the quarterly high and low closing sales prices on the New York Stock Exchange:

	FISCAL YEAR 2007		FISCAL YEAR 2006
	HIGH	LOW	HIGH	LOW

Fourth Quarter	$27.21	$23.32	$29.36	$26.75
Third Quarter	$25.28	$21.50	$29.45	$26.25
Second Quarter	$24.28	$19.10	$29.37	$26.24
First Quarter	$27.19	$20.55	$29.28	$26.80

On March 30, 2007, the closing price for our common stock on the New York Stock Exchange was $25.91. At March 31, 2007 we had approximately 10,400 stockholders of record.

We have paid cash dividends each year since July 1990. For fiscal year 2005, we paid a dividend of $0.08 per share. Beginning in fiscal year 2006 we increased our annual cash dividend to $0.16 per share, which has been paid out in quarterly installments of $0.04 per share as and when declared by the Board of Directors.

Purchases of Equity Securities by the Issuer
On June 29, 2006, our Board of Directors authorized a plan to repurchase up to $2 billion shares of common stock in fiscal year 2007. This plan replaced the prior $600 million common stock repurchase plan. We expected to finance the new plan through a combination of cash on hand and bank financing.

On August 15, 2006, we announced the commencement of a $1 billion tender offer to repurchase outstanding common stock, at a price not less than $22.50 and not greater than $24.50 per share.

On September 14, 2006, the expiration date of the tender offer, we accepted for purchase 41,225,515 shares at a purchase price of $24.00 per share, for a total price of approximately $989 million, which excludes bank, legal and other associated charges. Upon completion of the tender offer, we retired all of the shares that were repurchased.

The Company did not repurchase any of its common stock in the fourth quarter of fiscal year 2007.

On May 23, 2007, the Company announced that as part of its previously authorized share repurchase plan of up to $2 billion, it will repurchase up to $500 million of its shares under an Accelerated Share Repurchase program (ASR). The Company anticipates that the ASR will be completed during the first half of fiscal year 2008. Any potential future repurchases will be considered by the Company in the normal course of business.

ITEM 6. SELECTED FINANCIAL DATA.

The information set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in this Form 10-K. Previously reported information contained in the Statements of Operations has been adjusted for the effects of the discontinued operations of Benit Company (“Benit”). The assets and liabilities for Benit, as well as the cash flows, were deemed immaterial for separate presentation as a discontinued operation in the Consolidated Balance Sheets and Consolidated Statements of Cash Flow. Refer to Note 2, “Acquisitions and Divestitures,” of the Consolidated Financial Statements for additional information.

Statement of Operations Data

	YEAR ENDED MARCH 31,
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)	2007	2006	2005	2004	2003

Revenue	$3,943	$3,772	$3,583	$3,306	$3,029
Income (loss) from continuing operations[1]	121	160	27	(89)	(374)
Basic income (loss) from continuing operations per share	0.22	0.28	0.05	(0.15)	(0.65)
Diluted income (loss) from continuing operations per share	0.22	0.27	0.05	(0.15)	(0.65)
Dividends declared per common share	0.16	0.16	0.08	0.08	0.08

Balance Sheet and Other Data

	MARCH 31,
(IN MILLIONS)	2007	2006	2005	2004	2003

Cash provided by continuing operating activities	$1,068	$1,380	$1,527	$1,279	$1,310
Working (deficit) capital[2]	(613)	(619)	182	674	(292)
Total assets[2]	10,585	10,520	11,455	10,882	11,446
Deferred subscription value[3]	5,800	5,415	5,486	4,354	3,959
Long-term debt (less current maturities)	2,572	1,813	1,810	2,298	2,298
Stockholders’ equity	3,690	4,754	5,070	4,947	4,598

1	In fiscal year 2007, we incurred after-tax charges of approximately $124 million for restructuring and other costs and approximately $6 million for write-offs of in-process research and development costs due to our recent acquisitions. In fiscal year 2006, we incurred after-tax charges of approximately $54 million for restructuring and other costs and an after-tax benefit of approximately $5 million relating to the gain on the divestiture of assets that were contributed during the formation of Ingres Corp. We also incurred an after-tax charge of approximately $18 million for write-offs of in-process research and development costs due to our recent acquisitions. In fiscal year 2005, we incurred an after-tax charge of approximately $144 million related to the shareholder litigation and government investigation settlements, a tax expense charge of $55 million related to the planned repatriation of $500 million in cash under the American Jobs Creation Act of 2004, and an after-tax charge of approximately $17 million for severance and other expenses in connection with a restructuring plan. Refer to “Shareholder Litigation and Government Investigation Settlement,” “Income Taxes,” and “Restructuring Charge” within Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

2	Certain prior year balances have been reclassified to conform to the current year’s presentation. Refer to Note 1, “Significant Accounting Policies — Reclassifications”, in the Notes to the Consolidated Financial Statements for additional information.

3	See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, for details.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

Introduction
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) is intended to provide an understanding of our financial condition, change in financial condition, cash flow, liquidity and results of operations. As described in Note 2, “Acquisitions and Divestures” in the Notes to the Consolidated Financial Statements, in fiscal year 2007 we divested our majority interest in a subsidiary, Benit Company, formerly known as Liger Systems Co. Ltd. (Benit). The results of operations of Benit have been classified as a discontinued operation for all periods presented prior to the sale of Benit in November 2006. The assets and liabilities for Benit, as well as the cash flows, were deemed immaterial for separate presentation as a discontinued operation in the Consolidated Balance Sheets and Consolidated Statements of Cash Flow. The following discussion and analysis of financial condition and results of operations excludes the effect of the discontinued operation.

Business Overview
We are one of the world’s leading independent enterprise management software companies. Our software and expertise enables customers to improve the management of their complex IT infrastructures across systems and networks, security and storage solutions.

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

The CA Business Model
As described in greater detail in Item 1, “Business,” of this Form 10-K, we license our software products directly to customers as well as through distributors, resellers and value-added resellers (VARs). We generate revenue from the following sources: license fees — licensing our products on a right-to-use basis; maintenance fees — providing customer technical support and product enhancements; and service fees — providing professional services such as product implementation, consulting and education services. The timing and amount of fees recognized as revenue during a reporting period are determined individually by license agreement, based on the agreement’s duration and specific terms.

Under our business model, we provide customers with the flexibility to license software under month-to-month licenses or to fix their costs by committing to longer-term agreements. We also typically permit customers to change their software product mix as their business and technology needs change, which includes the right to receive software products in the future within defined product lines for no additional fee, commonly referred to as unspecified future software products. As a result of the right provided to our customers to receive unspecified future software products, as well as maintenance included during the term of the license, we are required under generally accepted accounting principles in the United States of America (GAAP) to recognize revenue from certain of our license agreements evenly on a monthly basis (also known as ratably) over the license term. Under agreements entered into prior to October 2000 (the prior business model), and as is common practice in the software industry, we did not offer our customers the right to receive unspecified future software products. As a result, for most license agreements entered into prior to October 2000, we were required under GAAP to record the present value of the license agreement as revenue at the time the license agreement was signed.

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

Under our business model, a relatively small percentage of our revenue is recognized on a perpetual or up-front basis once all revenue recognition criteria are met in accordance with Statement of Position 97-2 “Software Revenue Recognition” (SOP 97-2) (see “— Critical Accounting Policies and Estimates” below for details), as is often the case with acquisitions prior to conversion to the ratable model. In such cases, these products are not sold with the right to receive unspecified future software products and maintenance is separately identifiable. We expect to continue to offer these types of licensing arrangements and therefore the amount of revenue we expect to recognize on an up-front basis may increase to the extent that such license agreements are not executed in close proximity to or in contemplation of other license agreements for which the right exists to receive unspecified future software products.

Not all of our active customer contracts have been transitioned to our business model, which has created what we refer to as a “Transition Period,” during which the license agreements under our prior business model come up for renewal. During this Transition Period, as customer license agreements under our prior business model are renewed under our business model, we are building deferred subscription value related to that customer, from which subscription revenue will be amortized in future periods. Total deferred subscription value, and the associated subscription revenue that comes out of it, may increase over time as we continue to renew customer contracts that were executed under the prior business model, transition acquired company contracts to our business model, sell additional products and capacity to existing customers, and enter into new contracts with new customers. The favorable impact on subscription revenue from the conversion of contracts from our prior business model to our business model will decrease over time as the transition is completed. The remaining balance of unbilled installment receivables that were previously recognized as revenue under our prior business model was $0.50 billion and $0.66 billion at March 31, 2007 and March 31, 2006, respectively.

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

Significant Business Events
The Government Investigation — DPA Concluded
In September 2004, the Company reached agreements with the United States Attorney’s Office for the Eastern Division of New York (USAO) and the Northeast Region of the Securities and Exchange Commission (SEC) by entering into a Deferred Prosecution Agreement (DPA) with the USAO and consenting to the entry of a Final Consent Judgment (Consent Judgment) in a parallel proceeding brought by the SEC in the United States District Court for the Eastern District of New York (the Federal Court). The Federal Court approved the DPA on September 22, 2004 and entered the Consent Judgment on September 28, 2004. The agreements resolved the USAO and SEC investigations into certain of our past accounting practices, including our revenue recognition policies and procedures during certain periods prior to the adoption of our business model in October 2000, and obstruction of their investigations.

On May 15, 2007, the USAO submitted a motion to the Federal Court seeking dismissal of the charges relating to such accounting practices that had been filed against the Company in connection with the DPA. The USAO’s motion papers cited the May 1, 2007 final report of the Independent Examiner and stated that CA has compiled with the DPA.

On May 21, 2007, the Federal Court granted the motion, dismissing the charges; as a result of the dismissal and as provided in the DPA, the DPA thereupon expired and is thus concluded.

The Consent Judgment contains provisions enjoining the Company from violating certain provisions of the federal securities laws. Those provisions remain in effect. See Note 8, Commitments and Contingencies, in the notes to the Consolidated Financial Statements for additional information concerning the DPA, the Consent Judgment, and related matters.

Fiscal Year 2007 Acquisitions and Divestitures
In November 2006, we sold our interest in Benit for approximately $3.3 million.

In September 2006, we acquired Cendura Corporation (Cendura), a privately held provider of IT service management and application service delivery solutions.

In July 2006, we acquired XOsoft, Inc. (XOsoft), a privately held company that provided continuous application availability solutions that minimize application downtime and accelerate time to recovery.

In June 2006, we acquired MDY Group International, Inc. (MDY), a provider of enterprise records management software and services.

In May 2006, we acquired Cybermation Inc. (Cybermation), a privately held provider of enterprise workload automation solutions.

Fiscal Year 2006 Acquisitions and Divestitures
In March 2006, we acquired the common stock of Wily Technology, Inc. (Wily), a provider of enterprise application management solutions.

In December 2005, we acquired Control F-1 Corporation (Control F-1) a privately held provider of support automation solutions that automatically prevent, detect and repair end-user computer problems before they disrupt critical IT services.

In December 2005, we sold our wholly-owned subsidiary MultiGen-Paradigm, Inc. (MultiGen). MultiGen was a provider of real-time, end-to-end 3D solutions for visualizations, simulations and training applications used for both civilian and government purposes.

In November 2005, we announced an agreement with Garnett & Helfrich Capital, a private equity firm, to create an independent corporate entity, Ingres Corporation. We divested our Ingres open source database unit into Ingres Corporation, in which Garnett & Helfrich Capital is the majority shareholder and we hold a minority position.

In October 2005, we acquired iLumin Software Services, Inc. (iLumin), a privately held provider of enterprise message management and archiving software.

In July 2005, we acquired Niku Corporation (Niku), a provider of information technology management and governance solutions.

In June 2005, we acquired Concord Communications, Inc. (Concord), a provider of network service management software solutions.

Fiscal Year 2005 Acquisitions
In November 2004, we acquired Netegrity, Inc. (Netegrity), a provider of business security software solutions in the area of access and identity management.

In August 2004, we acquired PestPatrol, Inc. (PestPatrol), a privately held provider of anti-spyware and security solutions.

Performance Indicators
Management uses several quantitative performance indicators to assess our financial results and condition. Each provides a measurement of the performance of our business model and how well we are executing our plan.

Our predominantly subscription-based business model is unique among our competitors in the software industry and it may be difficult to compare our results for many of our performance indicators with those of our competitors. The following is a summary of the principal quantitative performance indicators that management uses to review performance:

FOR THE YEAR ENDED MARCH 31,				PERCENT
(IN MILLIONS)	2007	2006	CHANGE	CHANGE

Subscription revenue	$3,067	$2,837	$230	8%
Total revenue	$3,943	$3,772	$171	5%
Subscription revenue as a percent of total revenue	78%	75%	3%	4%
Deferred subscription value	$5,800	$5,415	$385	7%
New deferred subscription value (direct)	$3,107	$2,610	$497	19%
New deferred subscription value (indirect)	$183	$195	$(12)	(6)%
Weighted average license agreement duration in years (direct)	3.29	3.03	0.26	9%
Cash provided by continuing operating activities	$1,068	$1,380	$(312)	(23)%
Income from continuing operations, net of taxes	$121	$160	$(39)	(24)%

AS OF MARCH 31,				PERCENT
(IN MILLIONS)	2007	2006	CHANGE	CHANGE

Total cash, cash equivalents, and marketable securities	$2,280	$1,865	$415	22%
Total debt	$2,583	$1,816	$767	42%

Note — previously reported information has been reclassified to exclude discontinued operations

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

Deferred Subscription Value — Under our business model, the portion of the license contract value that has not yet been earned creates what we refer to as deferred subscription value. As license revenue from “term-based” subscription licenses is ratably recognized (evenly on a monthly basis), it is reported as “Subscription revenue” on our Consolidated Statements of Operations, and the deferred subscription value attributable to that contract is correspondingly reduced.

Committed installment payments due under software license agreements are not always paid in equal annual installments over the life of a license agreement. If a customer pays for software prior to the recognition of revenue, the amount is reported as a liability entitled “Deferred subscription revenue (collected)” on our Consolidated Balance Sheets. The amount collected from a customer under a license agreement for the next twelve months but not yet recognized as revenue is reported as a liability entitled “Deferred subscription revenue (collected) — current” on our Consolidated Balance Sheets. The amount collected under a license agreement for periods subsequent to the next twelve months, which will be recognized as revenue on a monthly basis only in those future years, is reported as a liability entitled “Deferred subscription revenue (collected) — noncurrent” on our Consolidated Balance Sheets. The increase or decrease in payments by customers attributable to subsequent fiscal periods is reported as an operating activity entitled “Deferred subscription revenue (collected) — current” and “Deferred subscription revenue (collected) — noncurrent” in our Consolidated Statements of Cash Flows.

If we transfer our financial interest in future committed installments under a license agreement to a third party financing institution, for which revenue has not yet been recognized, we record the liability associated with the receipt of the cash as “Financing obligations (collected)” on our Consolidated Balance Sheets. The amounts received from third party financing institutions are classified as either current or non-current, depending upon when amounts are expected to be payable under the license agreement with the customer. When the payment is due from the customer to the third party, we relieve our liability to the financing institution and recognize the previously financed amount as “Deferred subscription revenue (collected)” on our Consolidated Balance Sheets. The increase or decrease in financing obligations is reported as an operating activity entitled “Financing obligations (collected) — current” and “Financing obligations (collected) — noncurrent” in our Consolidated Statements of Cash Flows.

Amounts received in the current period that are attributable to later years of a license agreement from either a customer or third party financing institution have a positive impact in the current period on billings and cash provided by continuing operating activities. Accordingly, to the extent such collections are attributable to the later years of a license agreement, billings and cash provided by operating activities during the license’s later years will be lower than if the payments were received over the license term.

New Deferred Subscription Value — New deferred subscription value represents the total incremental value (contract value) of software licenses sold in a period, which will be accounted for under our subscription model of revenue recognition. In the second quarter of fiscal year 2005, we began offering more flexible license terms to our channel partners’ end users, necessitating ratable recognition of revenue for the majority of our indirect business. Prior to July 1, 2004, such channel license revenue had been recorded up-front on a sell-through basis (when a distributor, reseller, or VAR sold the software product to its customers) and reported on the “Software fees and other” line item on the Consolidated Statements of Operations. New deferred subscription value typically excludes the value associated with up-front or “perpetual” based licenses, maintenance-only license agreements, license-only indirect sales, and professional services arrangements and does not include that portion of bundled maintenance or unamortized discounts that are converted into subscription revenue upon renewal of prior business model contracts.

New deferred subscription value is the aggregate amount we expect to collect from our customers over the terms of the underlying subscription licenses based upon contractual license agreements entered into during a reporting period. This amount is recognized as subscription revenue ratably over the applicable software license term. The license agreements that contribute to new deferred subscription value represent binding payment commitments by customers over periods generally up to three years. Typically, our new deferred subscription value increases in each consecutive fiscal quarter, with the fourth quarter being the strongest. However, for fiscal year 2007, new deferred subscription value was highest in our third quarter principally due to growth in sales of new products and services, an improved process for the management of contract renewals, the benefits achieved from the realignment of our sales force earlier in the year, and an increase in the volume, length and dollar amounts of large contracts during the third quarter. Since new deferred subscription value is impacted by the volume and dollar amount of contracts coming up for renewal and the amount of early contract renewals, the change in new deferred subscription value, relative to previous periods, does not necessarily correlate to the change in billings or cash receipts, relative to previous periods. The contribution to current period revenue from new deferred subscription value from any single license agreement is relatively small, since revenue is recognized ratably over the applicable license agreement term.

Weighted Average License Agreement Duration in Years — The weighted average license agreement duration in years for our direct business reflects the duration of all software licenses executed during a period, weighted to reflect the contract value of each individual software license. The weighted average duration is impacted by the number and dollar amounts of contracts coming up for renewal, and therefore may change from period to period and will not necessarily correlate to the prior year periods. The annual weighted average duration of 3.29 and 3.03 years for the fiscal years 2007 and 2006, respectively, were derived from the following quarterly new deferred subscription value amounts and quarterly weighted average durations in years from our direct business:

	FISCAL YEAR 2007
	NEW DEFERRED	WEIGHTED	FISCAL YEAR 2006
	SUBSCRIPTION	AVERAGE	NEW DEFERRED	WEIGHTED
	VALUE FROM	DURATION	SUBSCRIPTION	AVERAGE
	DIRECT SALES	IN YEARS	VALUE FROM	DURATION
	(IN MILLIONS)	(IN MILLIONS)	DIRECT SALES	IN YEARS
Fourth Quarter	$892	3.15	$969	2.89
Third Quarter	1,329	3.74	730	3.46
Second Quarter	498	2.98	575	2.92
First Quarter	388	2.48	336	2.70

	$3,107	3.29	$2,610	3.03

Results of Operations
Revenue
The following table presents the percentage of total revenue and the percentage of period-over-period dollar change for the revenue line items in our Consolidated Statements of Operations for the fiscal years ended March 31, 2007, 2006, and 2005. These comparisons of financial results are not necessarily indicative of future results.

	FISCAL YEAR 2007			FISCAL YEAR 2006
	PERCENTAGE		PERCENTAGE	PERCENTAGE		PERCENTAGE
	OF TOTAL		OF DOLLAR	OF TOTAL		OF DOLLAR
	REVENUE		CHANGE	REVENUE		CHANGE
	2007	2006	2007/2006	2006	2005	2006/2005
Revenue:
Subscription revenue	78%	75%	8%	75%	72%	10%
Maintenance	10%	11%	(6)%	11%	12%	(3)%
Software fees and other	3%	4%	(33)%	4%	7%	(37)%
Financing fees	—%	1%	(42)%	1%	2%	(42)%
Professional services	9%	9%	11%	9%	7%	31%

Total revenue	100%	100%	5%	100%	100%	5%

Note — Fiscal year 2006 previously reported information has been reclassified to exclude discontinued operations

Total Revenue
Total revenue for the fiscal year ended March 31, 2007 increased $171 million, or 5%, from the fiscal year ended March 31, 2006, to $3.94 billion. As more fully described below, the increase was primarily due to growth in subscription revenue and professional services revenue. These increases were partly offset by declines in software fees and other revenue, maintenance, and financing fee revenue. Total revenue was favorably impacted by foreign exchange of approximately $74 million for the fiscal year ended March 31, 2007.

Total revenue for the fiscal year ended March 31, 2006 increased $189 million from the fiscal year ended March 31, 2005, to $3.77 billion. As more fully described below, the increase was partially attributable to higher subscription revenue associated with the continued transition to our business model and to the sales of recently acquired products which contributed approximately $125 million of separately identifiable revenue. These increases were partially offset by decreases in maintenance and financing fee revenue, resulting from the way these items are accounted for under our business model, as well as by lower revenue in our indirect or channel business due to the conversion to our subscription model since the beginning of the second quarter of fiscal year 2005. Prior to that time, the majority of revenue from the indirect business was recognized on an up-front basis. Total revenue for fiscal year 2006 was negatively impacted by foreign exchange of approximately $17 million, as compared with fiscal year 2005.

Subscription Revenue
Subscription revenue represents the portion of revenue ratably recognized on software license agreements entered into under our business model. Some of the licenses recorded between October 2000, when our business model was implemented, and the third quarter of fiscal year 2007 continued to contribute to subscription revenue on a monthly, ratable basis. As a result, subscription revenue for the fiscal year ended March 31, 2007 includes the ratable recognition of contracts recorded in the fiscal year 2007, as well as contracts and related renewals recorded between October 2000 and the third quarter of fiscal year 2007, depending on the contract length. As we reach maturity of our model and based upon the timing of remaining prior business model contract renewals, the impact of the transition to our business model on revenues will decline.

Under the prior business model, maintenance revenue was separately identified and was reported on the “Maintenance” line item in the Consolidated Statements of Operations. Under our business model, maintenance that is bundled with product sales is not separately identified in our customers’ license agreements and therefore is included within the “Subscription revenue” line item in the Consolidated Statements of Operations. Under the prior business model, financing fee revenue was also separately identified in the Consolidated Statements of Operations. Since the adoption of our business model, financing fee revenue has declined substantially as the majority of contracts entered are recognized as subscription revenue over the term of the contract. We are not able to quantify the impact that each of these factors had on subscription revenue.

Subscription revenue for fiscal year 2007 increased $230 million, or 8%, from the comparable prior year period to $3.07 billion. Sales made directly to our end-user customers, which we define as our direct business, contributed approximately $2.84 billion to subscription revenue compared to $2.68 billion in the comparable prior year. The increase was primarily due to growth in new deferred subscription value from the sale of solutions in the areas of infrastructure management, business service optimization and security management led by the sale of acquired products. In addition, subscription revenue was favorably impacted by the manner in which we record maintenance revenue under our business model, as described above, as well as favorable impacts from foreign exchange. Sales made through our channel partners, which we define as our indirect business, contributed approximately $232 million to subscription revenue compared to $153 million in the comparable prior year period. The increase was principally due to the inclusion of approximately $46 million of subscription revenue related to VARs that were previously classified as part of our direct business in the prior fiscal year, as well as favorable impacts from foreign exchange and the continued transition of indirect revenue to the ratable model, which began in the second quarter of fiscal year 2005.

During fiscal year 2007, we added new deferred subscription value related to our direct business of $3.11 billion as compared with $2.61 billion, for fiscal year 2006. The increase in new deferred subscription value in our direct business was primarily attributable to the growth in sales of new products and services, an improved process for the management of contract renewals, the benefits achieved from the realignment of our sales force earlier in the year, and an increase in the number, length and dollar amounts of large contracts during the fiscal year, which resulted in an increase in the weighted average contract length. During fiscal year 2007, we renewed fourteen license agreements with contract values in excess of $25 million each, for an aggregate contract value of approximately $729 million. This is compared to the prior fiscal year, when seven license agreements were executed with contract values in excess of $25 million each, for an aggregate contract value of approximately $259 million. With respect to our indirect business, for fiscal year 2007, we added new deferred subscription value of $183 million, as compared with $195 million for fiscal year 2006.

The weighted average duration of license agreements executed in fiscal years 2007 and 2006 for our direct business was 3.29 and 3.03 years, respectively. The increase was attributable to an increase in the number and amounts of contracts executed with contract terms longer than the historical averages. During fiscal year 2007, there were twenty-one contracts with durations of five years or longer, representing approximately $531 million of new deferred subscription value. In contrast, there were eleven such contracts executed in fiscal year 2006, representing approximately $190 million of new deferred subscription value. One contract executed in the third quarter of fiscal year 2007 had a contract term of approximately seven years and represented new deferred subscription value greater than $130 million.

Subscription revenue for fiscal year 2006 increased $251 million from fiscal year 2005, to $2.84 billion. This increase was predominantly due to a $118 million increase in ratably recognized revenue from the indirect business plus the increase in subscription revenue as a result of renewals of contracts whose revenue was previously recognized on an up-front basis or as part of maintenance fees under our prior business model.

During fiscal year 2006, we added new deferred subscription value related to our direct business of $2.61 billion, as compared with $3.49 billion, for fiscal year 2005. The $0.88 billion decrease in new deferred subscription value was primarily due to the decrease in early contract renewals resulting from a change in the fiscal year 2006 commission plan that transitioned away from a total bookings based compensation structure. In addition, we signed contract extensions with two customers in the fourth quarter of fiscal year 2005 that added approximately $390 million in the aggregate to new deferred subscription value in the period. We also recorded $195 million of new deferred subscription value for fiscal year ended March 31, 2006 related to our indirect business, which increased 35% from the $144 million added in the prior fiscal year.

The weighted average duration of license agreements executed in fiscal years 2006 and 2005 for our direct business was 3.03 years and 3.10 years, respectively. The decline was primarily attributable to one large contract executed in the fourth quarter of fiscal year 2005 that represented approximately $300 million in new deferred subscription value and had a term of four years. The decline was partly offset by an increase in the dollar amounts of contracts executed with contract terms longer than the historical averages. During fiscal year 2006, there were eleven contracts with durations of five years or longer, representing approximately $190 million of new deferred subscription value. In contrast, there were ten such contracts executed in fiscal year 2005, representing approximately $278 million of new deferred subscription value.

Annualized new deferred subscription value represents the annual amount of new deferred subscription value to be recognized as subscription revenue from our direct business in future years based on the weighted average duration of the underlying contracts. It is calculated by dividing the total value of all new term-based software license agreements entered into during a period in our direct business by the weighted average life of all such license agreements recorded during the same period. The annualized new deferred subscription value for fiscal year 2007 increased approximately $83 million, or 10%, as compared with fiscal year 2006, to $944 million. The annualized new deferred subscription value during fiscal year 2006 decreased approximately $266 million, or 24% from the comparable prior fiscal year to approximately $861 million.

Maintenance
Maintenance revenue for fiscal year 2007 decreased $24 million, or 6%, from the comparable prior fiscal year to $391 million. The decline in maintenance revenue was primarily attributable to our transition to, and the increased number of license agreements under, our business model, where maintenance revenue, bundled along with license revenue, is reported on the “Subscription revenue” line item on the Consolidated Statements of Operations. The combined maintenance and license revenue on these types of license agreements is recognized on a monthly basis ratably over the term of the agreement. We are unable to quantify the impact that our transition to our business model had on maintenance revenue since maintenance bundled with software licenses is not separately identified. The decline in maintenance revenue was partly offset by separately identifiable maintenance revenue recorded from acquisitions completed subsequent to the fourth quarter of fiscal year 2006 of approximately $40 million. Maintenance revenue attributable to the indirect business increased $13 million compared to comparable prior fiscal year to $67 million.

Maintenance revenue for the fiscal year ended March 31, 2006 decreased $11 million, or 3%, from the comparable prior year to $415 million. As noted above, the decline was principally a result of our transition to, and increased number of license agreements under, our business model, where maintenance revenue is bundled along with license revenue, and is reported on the “Subscription revenue” line item in the Consolidated Statements of Operations. We cannot quantify the impact that the transition to our business model had on maintenance revenue since maintenance bundled with software licenses under our business model is not separately identifiable. Maintenance revenue from our indirect business declined $5 million from the comparable prior period to $54 million. Partially offsetting these declines was an increase of $49 million associated with acquisitions completed prior to March 31, 2006.

Software Fees and Other
Software fees and other revenue consists of revenue related to distribution and original equipment manufactures (OEM) channel partners (sometimes referred to as our “indirect” or “channel” revenue) that has been recorded on an up-front sell-through basis, certain revenue associated with acquisitions prior to the transition to our business model, revenue from joint ventures, and other revenue. Our historical practice has been that revenue from acquisitions is initially recorded on the acquired company’s systems, generally under a perpetual or up-front model, and is typically converted to our ratable model within the first fiscal year after the acquisition. As new contracts are entered into that contain the right to receive unspecified future software products, revenue is recognized ratably as subscription revenue on a monthly basis over the term of the agreement. For fiscal year 2007, the Company recorded approximately $40 million of revenue on an up-front basis relating to acquisitions that occurred subsequent to the fourth quarter of fiscal year 2006. We expect that a portion of this revenue will continue to be recorded on an up-front basis as “Software fees and other” which will initially result in higher total revenue for the period than if this revenue had been transitioned to our ratable subscription model in accordance with our historical practice.

For the fiscal year ended March 31, 2007, software fees and other revenue for fiscal year 2007 decreased $52 million, or 33%, from the comparable prior year period to $108 million. The decline is principally due to lower revenue from acquisitions which had transitioned to our business model, as well as the divestiture of certain business units and joint ventures such as Ingres Corporation and MultiGen.

For the fiscal year ended March 31, 2006, software fees and other revenue decreased $94 million from the fiscal year ended March 31, 2005, to $160 million. This reduction is due to a $53 million decrease in prior business model revenue, as ratable revenue from our business model contracts was recorded as subscription revenue in the Consolidated Statements of Operations. Additionally, we experienced a decrease in indirect revenue associated with the transition to our subscription model in July 2004 which represented a $50 million reduction from the prior year as more revenue was deferred as these indirect contracts were renewed. These decreases were offset by other revenue increases of approximately $9 million.

Financing Fees
Financing fee revenue results from the initial discounting to present value of product sales with extended payment terms under the prior business model, which required up-front revenue recognition. This discount initially reduced the related installment accounts receivable and is referred to as “Unamortized discounts.” The related unamortized discount is amortized over the life of the applicable license agreement and is reported as financing fee revenue. Under our business model, we have not recorded additional unamortized discounts since we generally do not recognize revenue on an up-front basis for sales of products with extended payment terms. As expected, for fiscal years 2007 and 2006, financing fee revenue continued to decline, reflecting a decrease of $19 million and $32 million, respectively, from the prior fiscal years to $26 million and $45 million, respectively. The decrease in financing fee revenue for all these years is attributable to the discontinuance of offering license agreements under the prior business model and is expected to decline to zero over the next several years.

Professional Services
Professional services revenue for fiscal year 2007 increased $36 million, or 11%, from fiscal year 2006 to $351 million. The increase was primarily attributable to professional services engagements relating to product implementations associated with products acquired subsequent to the fourth quarter of fiscal year 2006 of approximately $13 million, growth in security software engagements which utilize Access Control and Identity Management solutions and project and portfolio management services tied to Clarity solutions.

Professional services revenue for fiscal year 2006 increased $75 million, or 31%, from fiscal year 2005 to $315 million. The increase was largely attributable to the same factors noted above. Professional service engagements relating to acquired companies resulted in approximately $23 million of additional revenue for fiscal year 2006 as compared to the prior fiscal year.

Total Revenue by Geography
The following table presents the amount of revenue earned from sales to unaffiliated customers in the United States and international regions and corresponding percentage changes for the fiscal years ended March 31, 2007, 2006 and 2005. These comparisons of financial results are not necessarily indicative of future results.

	FISCAL YEAR 2007					FISCAL YEAR 2006
(IN MILLIONS)	2007	%	2006	%	CHANGE	2006	%	2005	%	CHANGE

United States	$2,131	54	$2,006	53	6%	$2,006	53	$1,878	52	7%
International	1,812	46	1,766	47	3%	1,766	47	1,705	48	4%

	$3,943	100	$3,772	100	5%	$3,772	100	$3,583	100	5%

Note — previously reported information has been reclassified to exclude discontinued operations

For fiscal year 2007, revenue in the United States increased by approximately $125 million, or 6%, as compared with the prior fiscal year, and was primarily attributable to growth from acquisitions and higher subscription revenue resulting from an increase in new deferred subscription value. For fiscal year 2007, International revenue decreased by approximately $28 million, which was offset by a favorable impact from foreign exchange of approximately $74 million.

For fiscal year 2006, as compared to fiscal year 2005, the increase in revenue from the United States was primarily attributable to sales of products related to companies acquired during fiscal year 2006, an increase in new deferred subscription value in prior periods as well as an increase in professional services revenue, partially offset by decreases in revenue from maintenance, finance fees and software fees and other revenues. International revenue for fiscal year 2006 increased $61 million, or 4%, as compared with fiscal year 2005, primarily due to increased new deferred subscription value in prior periods associated with our European business partially offset by an unfavorable foreign exchange impact of approximately $17 million.

Price changes and inflation did not have a material impact in fiscal years 2007, 2006 or 2005.

Expenses
The following table presents expenses as a percentage of total revenue and the percentage of period-over-period dollar change for the expense line items in our Consolidated Statements of Operations for the fiscal years ended March 31, 2007, 2006, and 2005. These comparisons of financial results are not necessarily indicative of future results.

	PERCENTAGE OF			PERCENTAGE OF
	TOTAL REVENUE			DOLLAR CHANGE
	2007	2006	2005	2007/2006	2006/2005

Operating expenses
Amortization of capitalized software	9%	12%	12%	(21)%	—
costs
Cost of professional services	8%	7%	6%	24%	18%
Selling, general, and administrative	42%	42%	37%	5%	18%
Product development and enhancements	18%	18%	20%	2%	(2)%
Commissions, royalties, and bonuses	9%	10%	9%	(14)%	16%
Depreciation and amortization of other intangible assets	4%	4%	4%	10%	3%
Other gains, net	—	—	—	13%	—
Restructuring and other	5%	2%	1%	128%	214%
Charge for in-process research and development cost	—	—	—	—	—
Shareholder litigation and government investigation settlements	—	—	7%	—	(100)%

Total expenses before interest and taxes	95%	96%	96%	3%	5%

Interest expense, net	2%	1%	3%	46%	(61%)

Note — Amounts may not add to their respective totals due to rounding.

Note — previously reported information has been reclassified to exclude discontinued operations

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

For fiscal year 2007, the amortization of capitalized software costs declined by $95 million from the prior fiscal year to $354 million. The decline was primarily attributable to certain software costs related with prior acquisitions being fully amortized.

For fiscal year 2006, the amortization of capitalized software costs increased approximately $2 million from the prior fiscal year to $449 million. The increase was predominantly due to an increase in purchased software associated with acquisitions consummated in fiscal years 2006 and 2005.

Cost of Professional Services
Cost of professional services consists primarily of the personnel-related costs associated with providing professional services and training to customers. Cost of professional services for fiscal year 2007 increased $63 million, or 24%, from fiscal year 2006 to $326 million, principally due to the increase in professional services revenue and higher usage of external consultants, which lowered margins on professional services to 7% for fiscal year 2007, as compared to 17% for the prior year.

Cost of professional services for fiscal year 2006 increased $41 million from fiscal year 2005 to $263 million, mostly due to increased sales of professional services. The improvement in professional services gross margin from 8% in fiscal year 2005 to 17% in fiscal year 2006 is attributable to a more effective utilization of professional staff and increased professional services revenue.

Selling, General, and Administrative (SG&A)
SG&A expenses for fiscal year 2007 increased $75 million, or 5%, from fiscal year 2006 to $1.65 billion. The increase was primarily attributable to the impact of foreign exchange of approximately $40 million, as well as higher personnel related expenses due to a $24 million discretionary contribution to the CA Savings Harvest Plan, a 401(k) plan that was not made in prior year, and costs associated with recent acquisitions. In fiscal year 2007, we recorded a charge of approximately $4 million to the provision for doubtful accounts as compared with a net credit of $24 million in the prior fiscal year associated with the reduction in the prior business model accounts receivable balances. Under our business model, amounts due from customers are typically offset by related deferred subscription revenue, resulting in little or no carrying value on the Consolidated Balance Sheet. In addition, under our business model, customer payments are often received in advance of revenue recognition, which further results in a lower credit exposure. Each of these items reduces the need to provide for estimated bad debts. Additionally, office related expenses increased approximately $7 million due to higher rent expense associated with recent sale-leasebacks of certain facilities, including our Islandia headquarters. The increase was partially offset by lower selling and marketing related costs of approximately $43 million and lower costs for external consultants of approximately $20 million. Despite being higher, personnel related costs were favorably impacted by the savings related to the recent restructuring actions from the fiscal year 2007 cost reduction and restructuring plan as described below.

SG&A expenses for fiscal year 2006 increased $238 million, or 18%, from fiscal year 2005 to $1.58 billion. The increase was primarily attributable to employee and other costs associated with the Concord, Niku, iLumin, and Wily acquisitions of approximately $98 million, increased travel, training and relocation costs of approximately $39 million, increased consulting costs of approximately $55 million related to our ERP implementation, legal fees, and Sarbanes-Oxley compliance programs, as well as increased marketing and promotion costs of approximately $35 million mostly due to our branding campaign and channel promotions. Partly offsetting these increases was a reduction of $15 million associated with our decision in the fourth quarter of fiscal year 2006 to forego the discretionary contribution to the Company-sponsored 401(k) plan. Stock based compensation increased approximately $4 million in fiscal year 2006, as compared with the prior fiscal year, to $64 million. SG&A expenses for the fiscal years ended March 31, 2006 and 2005 included credits to the provision for doubtful accounts of approximately $24 million and $25 million, respectively. As noted above, these credits were associated with the reduction in the prior business model accounts receivable balances.

Product Development and Enhancements
For fiscal year 2007, product development and enhancement expenditures, which include product support, increased $15 million, or 2%, compared to fiscal year 2006 to $712 million. For each of the fiscal years ended March 31, 2007 and 2006, product development and enhancement expenditures represented approximately 18% of total revenue. During fiscal year 2007, we continued to focus on and invest in product development and enhancements for emerging technologies and products from our recent acquisitions, as well as a broadening of our enterprise product offerings.

For fiscal year 2006, product development and enhancement expenditures, decreased $11 million compared to fiscal year 2005 to $697 million. Product development and enhancement expenditures were approximately 18% and 20% of total revenue for fiscal years ended March 31, 2006 and 2005, respectively.

Commissions, Royalties and Bonuses
Commissions, royalties and bonuses for fiscal year 2007 decreased $56 million, or 14%, from the comparable prior year quarter to $338 million. The decline was primarily due to lower commission expense resulting from changes in CA’s Incentive Compensation Plan (the “Incentive Compensation Plan”) as well as changes in our sales organization and sales coverage model. The changes to the Incentive Compensation Plan included, among other changes, reducing accelerators in the plan (under which sales employees are paid commissions at higher rates when they reach certain levels of quota achievement), revising quotas, and reducing the number of people and functions paid on commissions. We believe that the changes made to the Incentive Compensation Plan for fiscal year 2007, as well as certain commission-related process improvements, have enhanced our ability to control overall commissions expense and avoid unexpected increases in commissions expense as occurred in the second half of fiscal year 2006, as well as improve our ability to effectively estimate, calculate, monitor, and timely pay sales commissions. The lower commission expense was partially offset by higher bonus expenses resulting from acquisition related retention payments and an increase in the number of employees who were compensated through annual incentive compensation (bonus) plans. External royalties were $35 million for fiscal year 2007 and were flat as compared to the prior fiscal year.

Commissions, royalties and bonuses for fiscal year 2006 increased $55 million from fiscal year 2005 to $394 million. Sales commission expense increased approximately $36 million over the prior year, and was primarily due to a new sales commission plan for fiscal year 2006 that did not appropriately align commission payments with our overall performance. The impact of the higher sales commission expense was partially offset by lower bonus expenses in fiscal year 2006 as compared to fiscal year 2005 of approximately $8 million, primarily due to the reductions in our variable compensation programs, including management bonuses. Royalties also increased over the prior year by approximately $25 million primarily due to an increased level of royalties associated with recent acquisitions, royalties associated with the newly formed Ingres Corporation as well as higher sales of certain royalty bearing channel products.

For further description of the changes to the Incentive Compensation Plan and related processes, refer to “— Critical Accounting Policies and Estimates — Sales Commissions”. Refer also to Item 1A, “Risk Factors”.

Depreciation and Amortization of Other Intangible Assets
Depreciation and amortization of other intangible assets for fiscal year 2007 increased $14 million from fiscal year 2006 to $148 million. The increase in depreciation and amortization of other intangible assets was primarily due to the amortization of intangibles recognized in conjunction with recent acquisitions and our ERP system that went live in April 2006.

Depreciation and amortization of other intangible assets for fiscal year 2006 increased $4 million from fiscal year 2005 to $134 million. The increase in depreciation and amortization of other intangible assets was a result of certain intangible assets acquired during the year, resulting from recent acquisitions.

Other Gains, Net
Gains and losses attributable to divestitures of certain assets, certain foreign currency exchange rate fluctuations, and certain other infrequent events have been included in the “Other gains, net” line item in the Consolidated Statements of Operations. The components of “Other gains, net” are as follows:

	YEAR ENDED MARCH 31,
(IN MILLIONS)	2007	2006	2005

Gains attributable to divestitures of certain assets	$(17)	$(7)	$—
Fluctuations in foreign currency exchange rates	—	(9)	8
Expenses / (gains) attributable to legal settlements	4	1	(13)

Total	$(13)	$(15)	$(5)

For fiscal year 2007, the gains attributable to divestiture of certain assets was primarily related to the sale of an investment in marketable securities for a gain of approximately $14 million. For fiscal year 2006, the gain attributable to divestitures of certain assets related primarily to the non-cash gain recognized on the sale of assets which were contributed during the formation of Ingres Corporation. For fiscal year 2005, the gain attributable to legal settlements was primarily the result of a favorable decision for the Company, who was the plaintiff in an intellectual property lawsuit.

Restructuring and Other
In August 2006, we announced a cost reduction and restructuring plan (the fiscal 2007 plan) to significantly improve our expense structure and increase our competitiveness. The total cost of the fiscal 2007 plan is currently expected to be approximately $200 million, most of which is expected be recognized by the end of fiscal year 2008. The fiscal 2007 plan’s objectives include a workforce reduction, global facilities consolidations and other cost reduction initiatives. For fiscal year 2007, we have incurred approximately $147 million of expenses, primarily related to severance and lease termination costs under the fiscal 2007 plan, of which approximately $104 million remains unpaid at March 31, 2007. The severance portion of the remaining liability balance is included in the “Salaries, wages and commissions” line on the Consolidated Balance Sheet. The facilities portion of the remaining liability balance is included in “Accrued expenses and other current liabilities” on the

Consolidated Balance Sheets. Final payment of these amounts is dependent upon settlement with the works councils in certain international locations and our ability to negotiate lease terminations.

In July 2005, we announced a restructuring plan designed to more closely align our investments with strategic growth opportunities, including a workforce reduction of approximately 5% or 800 positions worldwide. We incurred approximately $85 million of expenses under the plan as of March 31, 2007, of which approximately $19 million was incurred in fiscal year 2007 and approximately $20 million was unpaid at March 31, 2007. As of March 31, 2006, we had incurred approximately $66 million of expenses under the plan, approximately $45 million of which was unpaid at March 31, 2006. The severance portion of the remaining liability balance is included in the “Salaries, wages and commissions” line on the Consolidated Balance Sheets of the respective periods. The facilities portion of the remaining liability balance is included in “Accrued expenses and other current liabilities” on the Consolidated Balance Sheets. Final payment of these amounts is dependent upon settlement with the works councils in certain international locations and our ability to negotiate lease terminations. The majority of the costs of this restructuring plan have been recorded.

During the fiscal years ended March 31, 2007 and March 31, 2006, we incurred approximately $4 million and $10 million, respectively, in connection with the Company’s Deferred Prosecution Agreement entered into with the United States Attorney’s Office for the Eastern District of New York (see also Note 8, “Commitments and Contingencies”, in the Notes to the Consolidated Financial Statements). During fiscal year 2007, we incurred approximately $15 million in legal fees in connection with matters under review by the Special Litigation Committee, composed of independent members of our Board of Directors (refer to Note 8, “Commitments and Contingencies”, in the Notes to the Consolidated Financial Statements for further details). Additionally, in fiscal year 2007, we recorded an impairment charge of approximately $12 million, relating to certain indefinite lived assets that were acquired in conjunction with a prior year acquisition. Further, we recorded a charge of approximately $4 million for internal-use software capitalized in connection with our ERP implementation that was deemed to have no future value, as we subsequently selected a different technology solution which we believe better satisfies the specific needs of our business.

As part of our restructuring initiatives and associated review of the benefits of owning versus leasing certain properties, we also entered into three sale/leaseback transactions during fiscal year 2006. Two of these transactions resulted in a loss totaling approximately $7 million which was recorded under “Restructuring and other” in the Consolidated Statements of Operations. The third sale/leaseback transaction resulted in a gain of approximately $5 million which is being recognized ratably as a reduction to rent expense over the life of the lease term. During fiscal year 2006, we also incurred approximately $5 million due to the termination of a non-core application development professional services project, which was recorded under “Restructuring and other” in the Consolidated Statement of Operations.

In fiscal year 2005, we incurred restructuring and other charges of approximately $28 million, primarily related to a restructuring plan announced in the second quarter of fiscal year 2005. The restructuring plan included a workforce reduction of approximately 5% or 750 positions worldwide, slightly lower than our original estimate of 800 positions. As of March 31, 2005, the Company had made all payments under the plan.

Shareholder Litigation and Government Investigation Settlement
In prior fiscal years, a number of stockholder class action lawsuits were initiated that alleged, among other things, that the Company made misleading statements of material fact or omitted to state material facts necessary in order to make the statements, in light of the circumstances under which they were made, not misleading in connection with the Company’s financial performance. Refer to Note 8, “Commitments and Contingencies”, in the Notes to the Consolidated Financial Statements for additional information concerning the shareholder litigation.

In August 2003, we announced the settlement of all then outstanding litigation related to these actions. Under the settlement, we agreed to issue a total of up to 5.7 million shares of common stock to the shareholders represented in the three class action lawsuits, including payment of attorneys’ fees. In January 2004, approximately 1.6 million settlement shares were issued along with approximately $3.3 million to the plaintiffs’ attorneys for attorney fees and related expenses. In March 2004, approximately 0.2 million settlement shares were issued to participants and beneficiaries of the CASH Plan. On October 8, 2004, the Federal Court signed an order approving the distribution of the remaining 3.8 million settlement shares, less administrative expenses. All the remaining shareholder litigation settlement shares were issued in December 2004. Of the 3.8 million settlement shares, approximately 51,000 were used for the payment of administrative expenses in connection with the settlement, approximately 76,000 were liquidated for cash distributions to class members entitled to receive a cash distribution, and the remaining settlement shares were distributed to class members entitled to receive a distribution of shares.

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

		SHAREHOLDER
	NYSE CLOSING	LITIGATION SETTLEMENT
(IN MILLIONS)	STOCK PRICE	ESTIMATED VALUE

December 14, 2004	$31.03	$174
September 30, 2004	26.30	156
June 30, 2004	28.06	163
March 31, 2004	26.86	158
December 31, 2003	27.34	158
September 30, 2003	26.11	150
August 22, 2003	25.00	144

The shareholder litigation settlement expense for fiscal year 2005 of $16 million was a result of the increase in our stock price since March 31, 2004. The aggregate shareholder litigation settlement expense recorded was $174 million, including $158 million in fiscal year 2004. Refer to Note 8, “Commitments and Contingencies”, in the Notes to the Consolidated Financial Statements for additional information.

In September 2004, we reached agreements with the USAO and the SEC in connection with their investigations of improper recognition of revenue and related reporting practices during the period January 1, 1998 through September 30, 2000, and the actions of certain former employees to impede the investigations. Under the DPA, we agreed, among other things, to establish a restitution fund of $225 million to compensate present and former Company shareholders for losses caused by the misconduct of certain former Company executives. In connection with the DPA, we recorded a $10 million charge in the fourth quarter of fiscal year 2004 and $218 million in the second quarter of fiscal year 2005 associated with the establishment of the shareholder restitution fund and related administrative fees. The first payment of $75 million was made during the third quarter of fiscal year 2005. The second payment of $75 million was made in the second quarter of fiscal year 2006 and the final payment of $75 million was made in the fourth quarter of fiscal year 2006. Refer to Note 8, “Commitments and Contingencies”, in the Notes to the Consolidated Financial Statements for additional information.

Charge for In-Process Research and Development Costs
Charge for in-process research and development costs for fiscal year 2007 decreased $8 million, or 44%, from the prior fiscal year to $10 million. For fiscal year 2007, the charge for in-process research and development costs of $10 million was associated with the acquisition of XOsoft. For fiscal year 2006, the charge for in-process research and development costs of $18 million was associated with the acquisitions of Concord and Niku.

Interest Expense, Net
Interest expense, net for fiscal year 2007 increased $19 million as compared to fiscal year 2006 to $60 million. The increase was primarily attributable to an increase in the average debt outstanding related to our borrowings under the credit facility associated with our $1 billion tender offer. Refer to the “Liquidity and Capital Resources” section of this MD&A and Note 7, “Debt”, in the Notes to the Consolidated Financial Statements, for additional information.

Interest expense, net for fiscal year 2006 decreased $65 million as compared to fiscal year 2005 to $41 million. The change was primarily due to a decrease in average debt outstanding which resulted in a $39 million decrease in interest expense, and a decrease in the average interest rate on our outstanding debt, which resulted in a $20 million decrease in interest expense. The decrease was also due to an increase in our average cash balance and an increase in interest rates on the cash balance during the fiscal year 2006 as compared to the fiscal year 2005, which resulted in an increase in interest income of approximately $6 million.

Income Taxes
Our effective tax rate from continuing operations was approximately 21%, (28%), and 21% for fiscal years 2007, 2006, and 2005, respectively. Refer to Note 9, “Income Taxes”, in the Notes to the Consolidated Financial Statements for additional information

The income tax provision recorded for the fiscal year ended March 31, 2007 includes benefits of approximately $23 million primarily arising from the resolution of certain international and U.S. Federal tax liabilities.

The income tax benefit recorded for the fiscal year ended March 31, 2006 includes benefits of approximately $51 million arising from the recognition of certain foreign tax credits, $18 million arising from international stock based compensation deductions and $66 million arising from foreign export benefits and other international tax rate benefits. Partially offsetting these benefits was a charge of approximately $46 million related to additional tax liabilities.

During the fourth quarter of fiscal year 2006, we repatriated approximately $584 million from foreign subsidiaries. Total taxes related to the repatriation were approximately $55 million. The repatriation was initially planned in fiscal year 2005 in response to the favorable tax benefits afforded by the American Jobs Creation Act of 2004 (AJCA), which introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided that certain criteria were met. During fiscal year 2005, we recorded an estimate of this tax charge of $55 million based on an estimated repatriation amount up to $500 million. In the first quarter of fiscal year 2006, we recorded a benefit of approximately $36 million reflecting the Department of Treasury and IRS Notice 2005-38 issued on May 10, 2005. In the fourth quarter of fiscal year 2006, we finalized our estimates of tax liabilities and determined that an adjustment was necessary and, accordingly, recorded an additional tax charge in the amount of $36 million. No provision has been made for federal income taxes on the remaining balance of the unremitted earnings of our foreign subsidiaries since we plan to permanently reinvest all such earnings outside the U.S. Unremitted earnings totaled approximately $838 million and $685 million at March 31, 2007 and 2006, respectively.

The income tax expense for the fiscal year ended March 31, 2005 includes a charge of $55 million reflecting our original estimated cost of repatriating approximately $500 million under the AJCA which was partially offset by a $26 million tax benefit attributable to a refund claim originally made for additional tax benefits associated with prior fiscal years. We received a letter from the IRS approving the claim for this refund in September 2004.

Selected Quarterly Information

	2007 QUARTERLY RESULTS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)	JUNE 30[1]	SEPT. 30[2]	DEC. 31[3]	MAR. 31[4]	TOTAL

Revenue	$949	$987	$1,002	$1,005	$3,943
Percent of annual revenue	24%	25%	25%	26%	100%
Income (loss) from continuing operations	$35	$54	$52	$(20)	$121
Basic income (loss) from continuing operations per share	$0.06	$0.09	$0.10	$(0.04)	$0.22
Diluted income (loss) from continuing operations per share	$0.06	$0.09	$0.10	$(0.04)	$0.22

	2006 QUARTERLY RESULTS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)	JUNE 30[5]	SEPT. 30[6]	DEC. 31[7]	MAR. 31[8]	TOTAL

Revenue	$921	$944	$965	$942	$3,772
Percent of annual revenue	24%	25%	26%	25%	100%
Income (loss) from continuing operations	$97	$46	$56	$(39)	$160
Basic income (loss) from continuing operations per share	$0.17	$0.08	$0.10	$(0.07)	$0.28
Diluted income (loss) from continuing operations per share	$0.16	$0.08	$0.09	$(0.07)	$0.27

1	Includes an after-tax charge of approximately $1 million in connection with certain DPA related costs and an after-tax charge of approximately $6 million for severance and other expenses in connection with a restructuring plan (refer to “Shareholder Litigation and Government Investigation Settlement” and “Restructuring Charge” within Results of Operations).

2	Includes an after-tax charge of approximately $1 million in connection with certain DPA related costs and an after-tax charge of approximately $29 million for severance and other expenses in connection with a restructuring plan (refer to “Shareholder Litigation and Government Investigation Settlement” and “Restructuring Charge” within Results of Operations).

3	Includes an after-tax charge of approximately $8 million in connection with matters under review by the Special Litigation Committee, composed of independent members of our Board of Directors (refer to Note 8, “Commitments and Contingencies”, in the Notes to the Consolidated Financial Statements for further details) and an after-tax charge of approximately $17 million for severance and other expenses in connection with a restructuring plan (refer to “Shareholder Litigation and Government Investigation Settlement” and “Restructuring Charge” within Results of Operations).

4	Includes an after-tax charge of approximately $1 million in connection with certain DPA related costs, an after-tax charge of approximately $1 million in connection with matters under review by the Special Litigation Committee, composed of independent members of our Board of Directors (refer to Note 8, “Commitments and Contingencies”, in the Notes to the Consolidated Financial Statements for further details and an after-tax charge of approximately $50 million for severance and other expenses in connection with a restructuring plan (refer to “Shareholder Litigation and Government Investigation Settlement” and “Restructuring Charge” within Results of Operations). Also includes an after-tax impairment charge of approximately $7 million, relating to certain indefinite lived assets that were acquired in conjunction with a prior year acquisition and an after-tax charge of approximately $2 million for internal-use software capitalized in connection with our ERP implementation that was deemed to have no future value as we have selected a different technology solution which we believe better satisfies the specific needs of the business.

5	Includes a tax benefit of approximately $36 million reflecting the Department of Treasury and Internal Revenue Service Notice 2005-38, which permitted the utilization of additional foreign tax credits to reduce the estimated taxes associated with cash repatriation (refer to “Income Taxes” within Results of Operations). Also includes a charge of approximately $4 million related to the write-off of in-process research and development costs in relation to the acquisition of Concord (refer to Note 2, “Acquisitions, Divestitures and Restructuring”, in the Notes to the Consolidated Financial Statements) and an after-tax credit of approximately $2 million related to a reduction in the allowance for doubtful accounts (refer to Note 6, “Trade and Installment Accounts Receivable”, in the Notes to the Consolidated Financial Statements).

6	Includes an after-tax charge of approximately $14 million related to the write-off of in-process research and development costs in relation to the acquisition of Niku (refer to Note 2, “Acquisitions, Divestitures and Restructuring”, in the Notes to the Consolidated Financial Statements), an after-tax charge of approximately $6 million in connection with certain DPA related costs and the termination of a non-core application development professional services project, an after-tax charge of approximately $23 million for severance and other expenses in connection with a restructuring plan (refer to “Shareholder Litigation and Government Investigation Settlement” and “Restructuring Charge” within Results of Operations), and an after-tax credit of approximately $6 million related to a reduction in the allowance for doubtful accounts (refer to Note 6, “Trade and Installment Accounts Receivable”, in the Notes to the Consolidated Financial Statements).

7	Includes an after-tax charge of approximately $2 million in connection with certain DPA related costs, an after-tax charge of approximately $9 million for severance and other expenses in connection with a restructuring plan (refer to “Shareholder Litigation and Government Investigation Settlement” and “Restructuring Charge” within Results of Operations), a tax charge of $2 million relating to the loss on a sale/leaseback transaction, an after-tax credit of approximately $2 million related to a reduction in the allowance for doubtful accounts (refer to Note 6, “Trade and Installment Accounts Receivable”, in the Notes to the Consolidated Financial Statements), and an after-tax credit of approximately $5 million relating to the gain on the sale of assets that were contributed during the formation of Ingres Corp. (refer to Note 2, “Acquisitions, Divestitures and Restructuring”, in the Notes to the Consolidated Financial Statements).

8	Includes a tax charge of $36 million required due to the finalization of our 2006 tax estimates, including the repatriation of $584 million of cash in the fourth quarter of fiscal year 2006. (refer to “Income Taxes” within Results of Operations). Also includes an after-tax charge of approximately $3 million in connection with certain DPA related costs, an after-tax charge of approximately $9 million for severance and other expenses in connection with a restructuring plan (refer to “Shareholder Litigation and Government Investigation Settlement” and “Restructuring Charge” within Results of Operations), a tax charge of approximately $2 million relating to the loss on a sale-leaseback transaction, and after-tax credits of approximately $1 million related to a reduction in the allowance for doubtful accounts (refer to Note 6, “Trade and Installment Accounts Receivable”, in the Notes to the Consolidated Financial Statements), $6 million due to full year reductions in variable compensation programs, and $7 million due to our decision in the fourth quarter of fiscal year 2006 to forego the discretionary contribution to the company-sponsored 401(k) plan.

Liquidity and Capital Resources
Our cash balances, including cash equivalents and marketable securities, are held in numerous locations throughout the world, with the majority residing outside the United States. Cash and cash equivalents totaled $2.28 billion at March 31, 2007, representing an increase of $444 million from the March 31, 2006 balance of $1.83 billion. Compared to the prior year, cash and cash equivalents increased by approximately $93 million due to the positive translation effect that foreign currency exchange rates had on cash for the fiscal year ended March 31, 2007. In fiscal year 2006, the Company repatriated approximately $584 million in cash to the United States in order to avail itself of the provisions of the American Jobs Creation Act of 2004. The aggregate amount of taxes related to the repatriation was approximately $55 million.

Sources and Uses of Cash
Cash generated by continuing operating activities, which represents the primary source of liquidity, was $1.07 billion and $1.38 billion for the fiscal years ended March 31, 2007 and 2006, respectively. For the fiscal year ended March 31, 2007, accounts receivable, net of deferred revenue, maintenance and financing obligations, decreased approximately $554 million, compared to a decline in the comparable prior year period of $743 million. In fiscal year 2007, accounts payable, accrued expenses and other liabilities declined approximately $22 million compared to an increase in the comparable prior year period of $87 million. The decline in accounts payable for fiscal year 2007 as compared to the increase in fiscal year 2006 was primarily a result of management’s determination in fiscal year 2007 that its payable cycle had exceeded an optimal level and that the accounts payable balance should be reduced from the March 31, 2006 balance. We do not expect a significant impact on future cash flows from further changes in the payable cycle. Other factors contributing to the decline in cash from operations included higher expenses, the payment of fiscal year 2007 contributions to the CA Savings Harvest Plan, a 401(k) plan, which was not pre-funded in fiscal year 2006, as well as an increase in the amount of cash paid for income taxes.

Customers generally pay for the right to use our software products over the term of the associated software license agreement. We refer to these payments as installment payments. The timing and actual amounts of cash received from committed customer installment payments under any specific license agreement can be impacted by several factors. Often, it is the result of direct negotiations with the customer when establishing pricing and payment terms. In certain instances the customer negotiates a price for a single up-front installment payment and seeks its own internal or external financing sources. In other instances, we may assist the customer by arranging financing on their behalf through a third party. Although the terms and conditions of the financing arrangement have been negotiated by us with the financial institution, the decision of whether to enter into these types of financing arrangements remains at the customer’s discretion. Alternatively, we may decide to transfer our rights and title to the future committed installment payments due under the license agreement to a third party financial institution in exchange for a cash payment. In these instances, the license agreements signed by the customer contain provisions that allow for the assignment of our financial interest without further customer involvement. Once transferred, the future committed installments are payable by the customer to the third party financial institution. Whether the future committed installments have been financed directly by the customer with our assistance or by the transfer of our rights and title to future committed installments to a third party, the financing agreements may contain limited recourse provisions with respect to our continued performance under the license agreements. Based on our historical experience, we believe that any liability which may be incurred as a result of these limited recourse provisions will be immaterial.

Amounts received as a result of a single installment for the entire contract value, or a substantial portion of the contract value, rather than being invoiced and collected over the life of the license agreement are reflected in the liability section of the Consolidated Balance Sheet as either Deferred subscription revenue (collected) or Financing obligations (collected), depending upon whether the cash is received directly from the customer or from a third party financial institution. The aggregate balance of Deferred subscription revenue (collected), current and non-current, increased approximately $329 million to $2.24 billion at March 31, 2007, while Financing obligations (collected), both current and non-current, increased approximately $52 million to approximately $102 million as of March 31, 2007. As previously noted, collections of these amounts positively impact current year cash flows provided from operating activities and collections that would have been attributable to later years (i.e. the non-current portion) will not be available as a source of cash in such later years as the revenue is recognized. We are unable to predict with certainty the amount of cash to be collected from single installments for the entire contract value, or a substantial portion of the contract value, under new or renewed license agreements to be executed in future periods.

For the fiscal year ended March 31, 2007 gross receipts related to single installments for the entire contract value, or a substantial portion of the contract value, increased approximately $74 million from the comparable prior fiscal year to approximately $577 million. Approximately $45 million of the increase was due to an increase in payments received from customers, including instances where CA assisted with arranging third party financing. Additionally, cash receipts from the transfer of our financial interest in committed payments to a third party financial institution increased approximately $29 million from the prior comparable period to $89 million. This increase was primarily related to transactions completed in the third quarter of fiscal year 2007. For the fiscal year ended March 31, 2007, two customers represented more than 10% of the gross receipts from single installment payments as opposed to one customer in the prior fiscal year. Approximately $7 million of installments representing the entire contract value or a substantial portion of the contract value billed in fiscal year 2007 are expected to be collected in fiscal year 2008, as compared to approximately $90 million that had been billed in fiscal year 2006 which was collected in fiscal year 2007.

In any quarter, we may receive payments in advance of the contractually committed date on which the payments were otherwise due. In limited circumstances, we may offer discounts to customers to ensure payment in the current period of invoices which are due, but which might not otherwise be paid until a subsequent period because of payment terms or other factors. In the fourth quarter of fiscal year 2007, we received contractual payments of this type of approximately $2 million in the aggregate, for which we granted an immaterial discount of less than 1% of the gross invoice.

Our estimate of the fair value of net installment accounts receivable recorded under the prior business model approximates carrying value. Amounts due from customers under our business model are offset by deferred subscription value related to these license agreements, leaving no or minimal net carrying value on the balance sheet for such amounts. The fair value of such amounts may exceed this carrying value but cannot be practically assessed since there is no existing market for a pool of customer receivables with contractual commitments similar to those owned by us. The actual fair value may not be known until these amounts are sold, securitized or collected. Although these customer license agreements commit the customer to payment under a fixed schedule, the agreements are considered executory in nature due to the ongoing commitment to provide unspecified future products as part of the agreement terms.

We can estimate the total amounts to be billed or collected at the conclusion of a reporting period. Amounts we expect to bill within the next twelve months at March 31, 2007 decreased by approximately $263 million to approximately $1.67 billion from the end of the prior fiscal year. Amounts we expect to bill beyond the next 12 months decreased by approximately

$32 million to $1.72 billion. The estimated amounts expected to be collected and a reconciliation of such amounts to the amounts we recorded as accounts receivable are as follows:

Reconciliation of Amounts to be Collected to Accounts Receivable

	MARCH 31,	MARCH 31,
(IN MILLIONS)	2007	2006

Current:
Accounts receivable	$779	$828
Other receivables	101	77
Amounts to be billed within the next 12 months — business model	1,525	1,785
Amounts to be billed within the next 12 months — prior business model	146	149
Less: allowance for doubtful accounts	(32)	(25)
Net amounts expected to be collected — current	$2,519	$2,814
Less:
Unamortized discounts	$(32)	$(44)
Unearned maintenance	(1)	(4)
Deferred subscription revenue — current, billed	(571)	(429)
Deferred subscription value — current, uncollected	(362)	(581)
Deferred subscription value — noncurrent, uncollected, related to current accounts receivable	(1,163)	(1,204)
Trade and installment accounts receivable — current, net	390	552
Non-Current:
Amounts to be billed beyond the next 12 months — business model	1,358	1,236
Amounts to be billed beyond the next 12 months — prior business model	357	511
Less: allowance for doubtful accounts	(5)	(20)
Net amounts expected to be collected — noncurrent	1,710	1,727
Less:
Unamortized discounts	(18)	(34)
Unearned maintenance	(3)	(8)
Deferred subscription value — noncurrent, uncollected	(1,358)	(1,236)
Installment accounts receivable — noncurrent, net	331	449
Total accounts receivable, net	721	1,001
Deferred Subscription Value:
Deferred subscription revenue (collected) — current	1,793	1,492
Deferred subscription revenue (collected) — noncurrent	451	423
Deferred subscription revenue current, billed	571	429
Deferred subscription value — current, uncollected	362	581
Deferred subscription value — noncurrent, uncollected, related to current accounts receivable	1,163	1,204
Deferred subscription value — noncurrent, uncollected	1,358	1,236
Financing obligations (collected) — current	63	25
Financing obligations (collected) — noncurrent	39	25
Aggregate deferred subscription value balance	$5,800	$5,415

In any fiscal year, cash generated by continuing operating activities typically increases in each consecutive quarter throughout the fiscal year, with the fourth quarter being the highest and the first quarter being the lowest, which may even be negative. The timing of cash generated during the fiscal year is impacted by many factors, including the timing of new or renewed contracts and the associated billings, as well as the timing of any customer financing or transfer of our interest in such contractual installments. Other factors that influence the levels of cash generated throughout the quarter can include the level and timing of expenditures. For fiscal year 2007, the cash generated by continuing operating activities was highest in the third quarter, principally due to improvements in the receivable cycle attained in the third quarter which was primarily related to the transfer of our interest in committed installments to third party financial institutions, as well as the timing of tax related disbursements.

Unbilled amounts under the Company’s business model are mostly collectible over one to six years. As of March 31, 2007, on a cumulative basis, approximately 53%, 85%, 94%, 97%, 99% and 100% of amounts due from customers recorded under the Company’s business model come due within fiscal years ended 2008 through 2013, respectively.

Unbilled amounts under the prior business model are collectible over one to five years. As of March 31, 2007, on a cumulative basis, approximately 28%, 51%, 72%, 91%, and 100% of amounts due from customers recorded under the prior business model come due within fiscal years ended 2008 through 2012, respectively.

Fiscal Year 2007 compared to Fiscal Year 2006
Operating Activities
Cash generated by continuing operating activities for fiscal year 2007 was $1.07 billion, representing a decline of approximately $312 million compared to the prior year period. The decline was driven primarily by higher disbursements to vendors and higher payroll related disbursements of approximately $318 million in the aggregate and higher cash payments for income taxes of approximately $89 million. Additionally, collections from customers declined approximately $39 million. The higher disbursements and lower collections were partially offset by $150 million in restitution fund payments in fiscal year 2006 that did not recur in fiscal year 2007. The higher payroll related disbursements were primarily the result of increased personnel costs from acquisitions, as well as the funding of our fiscal year 2007 contributions to the CA Savings Harvest Plan, a 401(k) plan, which were not pre-funded in fiscal year 2006, as well as higher payments for commissions due to increased commission costs in the fourth quarter of fiscal year 2006.

Investing Activities
Cash used in investing activities for fiscal year 2007 was $202 million compared to $847 million for the prior year period. Cash paid for acquisitions, net of cash acquired, was $212 million for fiscal year 2007 as compared to approximately $1.01 billion for fiscal year 2006. Proceeds from the sale of assets were approximately $223 million for fiscal year 2007 which included proceeds on the sale of our corporate headquarters in Islandia, New York of approximately $201 million. Proceeds received from the sale of marketable securities in fiscal year 2007 declined approximately $354 million to $44 million as compared to the prior fiscal year.

Financing Activities
Cash used in financing activities for fiscal year 2007 was $515 million compared to $1.47 billion in the prior fiscal year. The cash used in fiscal year 2007 was primarily the result of the repurchase of approximately 51 million shares for $1.21 billion, partly offset by new borrowings of $750 million under the Company’s $1 billion revolving credit facility. The cash used in fiscal year 2006 was primarily the result of the $912 million repayment of the Company’s 6.375% Senior Notes and the 3% Concord Convertible Notes, as well as share repurchases of $590 million.

Fiscal Year 2006 compared to Fiscal Year 2005
Operating Activities
Cash generated from continuing operating activities for fiscal year 2006 of $1.38 billion declined by approximately 10% compared to the prior year’s cash from continuing operations of $1.53 billion. The decrease in cash generated from continuing operations was the result of several factors. We experienced an increase of approximately $254 million in collections on accounts receivable compared to the prior year. This increase was more than offset by year over year increases in payments for taxes of approximately $195 million, incremental restitution fund payments of $75 million, and higher payments to vendors and employees of approximately $165 million. The level of payments to vendors in fiscal year 2006 was favorably impacted by our concerted effort to extend payment terms. In fiscal year 2006, we experienced an increase in accounts payable and accrued expenses of approximately $106 million, compared to the prior year which experienced a decrease of $141 million.

Investing Activities
Cash used in investing activities was approximately $847 million compared to $740 million in the prior year. The change in cash from investing activities primarily relates to $1.01 billion of cash used to fund fiscal year 2006 acquisitions. Partly offsetting the cash used for acquisitions was $398 million in cash received from the sales of marketable securities. In addition, we also entered into three sale/leaseback transactions during the second half of fiscal year 2006, due to our restructuring initiatives and our associated review of the benefits of owning versus leasing certain properties. Total cash realized from these transactions was approximately $75 million. All of these transactions were recorded in accordance with SFAS No. 28, “Accounting for Sales with Leasebacks — an amendment of FASB Statement No. 13”.

Financing Activities
Cash used in financing activities for fiscal year 2006 was $1.47 billion compared to cash provided by financing activities of $202 million in fiscal year 2005. The cash activity for fiscal year 2006 was primarily the repayment of the Company’s notes and repurchases, as discussed above. For fiscal year 2005, cash provided was primarily attributed to the issuance of $1 billion Senior Notes, partially offset by the redemption of approximately $660 million in outstanding debt.

As of March 31, 2007 and 2006, our debt arrangements consisted of the following:

	2007		2006
	MAXIMUM	OUTSTANDING	MAXIMUM	OUTSTANDING
(IN MILLIONS)	AVAILABLE	BALANCE	AVAILABLE	BALANCE

Debt Arrangements:
2004 Revolving Credit Facility (expires December 2008)	$1,000	$750	$1,000	$—
6.500% Senior Notes due April 2008	—	350	—	350
4.750% Senior Notes due December 2009	—	500	—	500
1.625% Convertible Senior Notes due December 2009	—	460	—	460
5.625% Senior Notes due December 2014	—	500	—	500
International line of credit	20	—	5	—
Capital lease obligations and other	—	23	—	6

Total		$2,583		$1,816

At March 31, 2007, we had $2.58 billion in debt and $2.28 billion in cash and marketable securities. Our net deficit position was approximately $303 million on the Consolidated Balance Sheet.

Additionally, we reported restricted cash balances of $61 million and $60 million at March 31, 2007 and 2006, respectively, which were included in the “Other noncurrent assets” line item.

In April 2005, we repaid, as scheduled, the $825 million 6.375% Senior Notes issued during the fiscal year ended March 31, 1999 using our available cash balances (see Fiscal Year 1999 Senior Notes for details).

2004 Revolving Credit Facility
In December 2004, we entered into an unsecured revolving credit facility (the 2004 Revolving Credit Facility). The maximum committed amount available under the 2004 Revolving Credit Facility is $1 billion, exclusive of incremental credit increases of up to an additional $250 million which are available subject to certain conditions and the agreement of our lenders. The 2004 Revolving Credit Facility expires December 2008 and $750 million was drawn as of March 31, 2007. No amounts were drawn as of March 31, 2006.

We drew down $750 million in September 2006 in order to finance a portion of the $1 billion tender offer, which is further described in the “Stock repurchase” section of Note 1 — “Significant Accounting Policies” in this Annual Report on Form 10-K. Borrowings under the 2004 Revolving Credit Facility bear interest at a rate dependent on our credit ratings at the time of such borrowings and are calculated according to a base rate or a Eurocurrency rate, as the case may be, plus an applicable margin and utilization fee. The Company’s current borrowing rate is 6.49%. Depending on our credit rating at the time of borrowing, the applicable margin can range from 0% to 0.325% for a base rate borrowing and from 0.50% to 1.325% for a Eurocurrency borrowing, and the utilization fee can range from 0.125% to 0.250%. Based on our credit ratings as of May 2007, the applicable margin is 0.025% for a base rate borrowing and 1.025% for a Eurocurrency borrowing, and the utilization fee is 0.125%. In addition, we must pay facility fees quarterly at rates dependent on our credit ratings. The facility fees can range from 0.125% to 0.30% of the amount of the committed amount under the facility (without taking into account any outstanding borrowings under such commitments). Based on our credit ratings as of May 2007, the facility fee is 0.225% of the $1 billion committed amount.

The 2004 Revolving Credit Facility contains customary covenants for transactions of this type, including two financial covenants: (i) for the 12 months ending each quarter-end, the ratio of consolidated debt for borrowed money to consolidated cash flow, each as defined in the 2004 Revolving Credit Facility, must not exceed 4.00 for the quarters ending March 31, 2007 and thereafter; and (ii) for the 12 months ending each quarter-end, the ratio of consolidated cash flow to the sum of interest payable on, and amortization of debt discount in respect of, all consolidated debt for borrowed money, as defined in the 2004 Revolving Credit Facility, must not be less than 5.00. In addition, as a condition precedent to each borrowing made under the 2004 Revolving Credit Facility, as of the date of such borrowing, (i) no event of default shall have occurred and be continuing and (ii) we are to reaffirm that the representations and warranties made in the 2004 Revolving Credit Facility (other than the representation with respect to material adverse changes, but including the representation regarding the absence of certain material litigation) are correct. As of May 2007, we are in compliance with these debt covenants.

Fiscal Year 1999 Senior Notes
In fiscal year 1999, the Company issued $1.75 billion of unsecured Senior Notes in a transaction pursuant to Rule 144A under the Securities Act of 1933 (Rule 144A). Amounts borrowed, rates, and maturities for each issue were $575 million at 6.25% due April 15, 2003, $825 million at 6.375% due April 15, 2005, and $350 million at 6.5% due April 15, 2008. In April 2005, the Company repaid the $825 million remaining balance of the 6.375% Senior Notes from available cash balances. As of March 31, 2007, $350 million of the 6.5% Senior Notes remained outstanding.

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

1.625% Convertible Senior Notes
In fiscal year 2003, the Company issued $460 million of unsecured 1.625% Convertible Senior Notes (1.625% Notes), due December 15, 2009, in a transaction pursuant to Rule 144A. The 1.625% Notes are senior unsecured indebtedness and rank equally with all existing senior unsecured indebtedness. Concurrent with the issuance of the 1.625% Notes, we entered into call spread repurchase option transactions (1.625% Notes Call Spread) to partially mitigate potential dilution from conversion of the 1.625% Notes. The option purchase price of the 1.625% Notes Call Spread was $73 million and the entire purchase price was charged to Stockholders’ Equity in December 2002. Under the terms of the 1.625% Notes Call Spread, the Company can elect to receive (i) outstanding shares equivalent to the number of shares that will be issued if all of the 1.625% Notes are converted into shares (23 million shares) upon payment of an exercise price of $20.04 per share (aggregate price of $460 million); or (ii) a net cash settlement, net share settlement or a combination, whereby the Company will receive cash or shares equal to the increase in the market value of the 23 million shares from the aggregate value at the $20.04 exercise price

(aggregate price of $460 million), subject to the upper limit of $30.00 discussed below. The 1.625% Notes Call Spread is designed to partially mitigate the potential dilution from conversion of the 1.625% Notes, depending upon the market price of our common stock at such time. The 1.625% Notes Call Spread can be exercised in December 2009 at an exercise price of $20.04 per share. To limit the cost of the 1.625% Notes Call Spread, an upper limit of $30.00 per share has been set, such that if the price of the common stock is above that limit at the time of exercise, the number of shares eligible to be purchased will be proportionately reduced based on the amount by which the common share price exceeds $30.00 at the time of exercise. As of March 31, 2007, the estimated fair value of the 1.625% Notes Call Spread was approximately $122 million, which was based upon independent valuations from third-party financial institutions.

3% Concord Convertible Notes
In connection with our acquisition of Concord in June 2005, we assumed $86 million in 3% convertible senior notes due 2023. In accordance with the notes’ terms, we redeemed (for cash) the notes in full in July 2005.

International Line of Credit
An unsecured and uncommitted multi-currency line of credit is available to meet short-term working capital needs for our subsidiaries operating outside the United States. The line of credit is available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of March 31, 2007, the amount available under this line totaled approximately $20 million and approximately $3 million was pledged in support of bank guarantees. Amounts drawn under these facilities as of March 31, 2007 were minimal.

In addition to the above facility, we use guarantees and letters of credit issued by financial institutes to guarantee performance on certain contracts. At March 31, 2007, none of these arrangements had been drawn down by third parties.

Share Repurchases, Stock Option Exercises and Dividends
We repurchased approximately $1.21 billion of common stock in connection with our publicly announced corporate buyback program in fiscal year 2007 compared with $590 million in fiscal year 2006; we received approximately $41 million in proceeds resulting from the exercise of Company stock options in fiscal year 2007 compared with $97 million in fiscal year 2006; and we paid dividends of $88 million, $93 million and $47 million in each of the fiscal years 2007, 2006 and 2005, respectively.

As announced in April 2005, beginning in fiscal year 2006 we increased our annual cash dividend to $0.16 per share, which was paid out in quarterly installments of $0.04 per share as and when declared by the Board of Directors.

On June 29, 2006, our Board of Directors authorized a plan to repurchase up to $2 billion of shares of our common stock in fiscal year 2007. This new plan replaced the prior $600 million common stock repurchase plan. We expected to finance the repurchase plan through a combination of cash on hand and bank financing.

On August 15, 2006, we announced the commencement of a $1 billion tender offer to repurchase outstanding common stock, at a price not less than $22.50 and not greater than $24.50 per share.

On September 14, 2006, the expiration date of the tender offer, we accepted for purchase 41,225,515 shares at a purchase price of $24.00 per share, for a total price of approximately $989 million, which excludes bank, legal and other associated charges. Upon completion of the tender offer, we retired all of the shares that were repurchased. There were no share repurchases in the third or fourth quarters of fiscal year 2007.

On May 23, 2007, we announced that as part of our previously authorized share repurchase plan of up to $2 billion, we will repurchase $500 million of our shares under an Accelerated Share Repurchase program (ASR). We anticipate that the ASR will be completed during the first half of fiscal year 2008. Any potential future repurchases will be considered in the normal course of business.

Effect of Exchange Rate Changes
There was $93 million favorable impact to our cash flows in fiscal year 2007 predominantly due to the weakening of the U.S. Dollar against the British pound and the euro, each by approximately 7%. In fiscal year 2006, we had a negative $63 million impact to our cash flows, predominantly due to the weakening of the British pound and the euro against the U.S. dollar of approximately 8% and 6%, respectively.

Other Matters
At March 31, 2007, our senior unsecured notes were rated Ba1, BB, and BB+ by Moody’s Investor Service (Moody’s), Standard and Poor’s (S&P) and Fitch Ratings (Fitch), respectively. The outlook on these unsecured notes is negative by all three rating agencies. As of May 2007, our rating and outlook remained unchanged. Peak borrowings under all debt facilities during the fiscal year 2007 totaled approximately $2.58 billion, with a weighted average interest rate of 5.4%.

In March 2005, we pre-funded contributions to the CA Savings Harvest Plan, a 401(k) plan. We elected not to pre-fund our contribution as of March 31, 2007 or 2006 as a result of IRS Treasury Regulations eliminating the tax benefit associated with the pre-funding of elective and matching contributions.

Capital resource requirements as of March 31, 2007 and 2006 consisted of lease obligations for office space, equipment, mortgage and loan obligations, our ERP implementation, and amounts due as a result of product and company acquisitions. Refer to “Contractual Obligations and Commitments” for additional information.

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

Prior to fiscal year 2001, we sold individual accounts receivable under the prior business model to a third party subject to certain recourse provisions. The outstanding principal balance subject to recourse of these receivables approximated $115 million and $146 million as of March 31, 2007 and 2006, respectively. As of March 31, 2007, we have not incurred any losses related to these receivables. Other than the commitments and recourse provisions described above, we do not have any other off-balance sheet arrangements with unconsolidated entities or related parties and, accordingly, off-balance sheet risks to our liquidity and capital resources from unconsolidated entities are limited.

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

The following table summarizes our contractual arrangements at March 31, 2007 and the timing and effect that such commitments are expected to have on our liquidity and cash flow in future periods. In addition, the table summarizes the timing of payments on our debt obligations as reported on our Consolidated Balance Sheet as of March 31, 2007.

	PAYMENTS DUE BY PERIOD
		LESS THAN	1–3	3–5	MORE THAN
(IN MILLIONS)	TOTAL	1 YEAR	YEARS	YEARS	5 YEARS

Contractual Obligations
Long-term debt obligations (inclusive of interest)	3,006	137	2,228	57	584
Operating lease obligations[1]	783	133	194	132	324
Purchase obligations	117	77	32	8	—
Other long-term liabilities	136	39	47	26	24
Total	4,042	386	2,501	223	932

1	The contractual obligations for noncurrent operating leases include sublease income totaling $101 million expected to be received in the following periods: $30 million (less than 1 year); $43 million (1–3 years); $17 million (3–5 years); and $11 million (more than 5 years).

As of March 31, 2007, we have no material capital lease obligations, either individually or in the aggregate.

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

Under our business model, software license agreements typically include flexible contractual provisions that, among other things, allow customers to receive unspecified future software products for no additional fee. These agreements combine the right to use the software products with maintenance for the term of the agreement. Under these agreements, once all four of the above noted revenue recognition criteria are met, we are required to recognize revenue ratably over the term of the license agreement. For license agreements signed prior to October 2000 (the prior business model), once all four of the above noted

revenue recognition criteria were met, software license fees were recognized as revenue up-front (as the contracts did not include a right to unspecified software products) and the maintenance fees were deferred and subsequently recognized as revenue over the term of the license. Our historical practice has been that revenue from acquisitions is initially recorded on the acquired company’s systems, generally under a perpetual or up-front model, and is then converted to our ratable model within the first fiscal year after the acquisition. As new contracts are entered into or renewed that contain the right to receive unspecified future software products under our business model, revenue is recognized ratably as subscription revenue on a monthly basis over the term of the agreement. For fiscal year 2007, we recorded approximately $40 million of revenue on an up-front basis relating to acquisitions that occurred subsequent to the fourth quarter of fiscal year 2006. We expect that a portion of this revenue will continue to be recorded on an up-front basis as “Software fees and other”, which may result in higher total revenue for the period than if this revenue were been transitioned to our ratable subscription model in accordance with our historical practice.

Under our business model, a relatively small percentage of revenue related to certain products is recognized on an up-front or perpetual basis once all revenue recognition criteria are met in accordance with SOP 97-2 as described above, and is reported in the “Software fees and other” line of the Consolidated Statements of Operations. License agreements pertaining to such products do not include the right to receive unspecified future software products, and maintenance is deferred and subsequently recognized over the term of maintenance period. In the event such license agreements are executed within close proximity or in contemplation of other license agreements with the same customer which contain the right to receive unspecified future software products, the contracts may be considered a single multi-element agreement, and as such all revenue may be deferred and recognized as “subscription revenue” in the Consolidated Statement of Operations.

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

Revenue recognition from sales to distributors, resellers, and VARs commences when all four of the SOP 97-2 revenue recognition criteria noted above are met and when these entities sell the software product to their customers. This is commonly referred to as the sell-through method. Beginning July 1, 2004, sales of our products made by distributors, resellers and VARs to their customers incorporate the right for the end-users to receive certain upgraded software products at no additional fee. Accordingly, revenue from those contracts is recognized on a ratable basis.

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

Accounts Receivable
The allowance for doubtful accounts is a valuation account used to reserve for the potential impairment of accounts receivable on the balance sheet. In developing the estimate for the allowance for doubtful accounts, we rely on several factors, including:

•	Historical information, such as general collection history of multi-year software agreements;

•	Current customer information and events, such as extended delinquency, requests for restructuring, and filing for bankruptcy;

•	Results of analyzing historical and current data; and

•	The overall macroeconomic environment.

The allowance is composed of two components: (a) specifically identified receivables that are reviewed for impairment when, based on current information, we do not expect to collect the full amount due from the customer; and (b) an allowance for losses inherent in the remaining receivable portfolio based on the analysis of the specifically reviewed receivables.

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

In our Annual Report on Form 10-K for fiscal year 2006, we reported that commissions for 2006 were higher than anticipated, primarily due to a new sales commission plan for fiscal year 2006 that did not appropriately align commission payments with our overall performance. Also, at the end of fiscal year 2006, we had a material weakness in our internal control over financial reporting due to ineffective policies and procedures relating to controls over the accounting for sales commissions. We made changes to the Incentive Compensation Plan for fiscal year 2007 and related processes for the purpose of improving our ability to effectively estimate, accrue for, calculate, monitor, and timely pay sales commissions, and to control overall commission expense as part of our remediation of the 2006 material weakness in the Company’s internal control over financial reporting related to accounting for commissions. We simplified the Incentive Compensation Plan by, among other things, in April 2006, on a worldwide basis, reducing accelerators in the plan (under which sales employees are paid commissions at higher rates when they reach certain levels of quota achievement) and simplifying some of the metrics on which quotas are based. Effective in October 2006, in North America and Latin America we reduced the number of people and functions being paid on commissions, eliminated certain multipliers in the plan (under which cash bonuses were awarded to encourage certain types of sales activity), and adopted further changes in the metrics on which commissions are based in part to drive the sale of new products and solutions to new and existing customers. Most of these changes were deployed on a worldwide basis in April 2007 via the fiscal year 2008 Incentive Compensation Plan. The Incentive Compensation Plan remains subject to evaluation and modification. We have also made process improvements in regard to calculating, recording, accruing for, and effecting payment of and reconciling commissions related accounting transactions.

The 2007 Incentive Compensation Plan was modified and evaluated on an ongoing basis throughout fiscal year 2007 and performed generally as expected in fiscal year 2007. We believe we have fully remediated the material weakness disclosed at the end of fiscal year 2006. Refer to Item 9A, “Controls and Procedures”, for additional information on our remediation activities.

Our efforts to improve our commissions-related processes are ongoing. Refer to Item 1A, “Risk Factors”, for additional information on risks associated with changes in the Incentive Compensation Plan and other changes affecting our sales force.

Income Taxes
When we prepare our consolidated financial statements, we estimate our income taxes in each jurisdiction in which we operate. We record this amount as a provision for taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” This process requires us to estimate our actual current tax liability in each jurisdiction; estimate differences resulting from differing treatment of items for financial statement purposes versus tax return purposes (known as “temporary differences”), which result in deferred tax assets and liabilities; and assess the likelihood that our deferred tax assets and net operating losses will be recovered from future taxable income. If we believe that recovery is not likely, we establish a valuation allowance. We have recognized as a deferred tax asset a portion of the tax benefits connected with losses related to operations. As of March 31, 2007, our gross deferred tax assets, net of a valuation allowance, totaled $801 million. Realization of these deferred tax assets assumes that we will be able to generate sufficient future taxable income so that these assets will be realized. The factors that we consider in assessing the likelihood of realization include the forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets.

Deferred tax assets result from acquisition expenses, such as duplicate facility costs, employee severance and other costs that are not deductible until paid, net operating losses (NOLs) and temporary differences between the taxable cash payments received from customers and the ratable recognition of revenue in accordance with GAAP. The NOLs expire between fiscal years 2008 and 2027. Additionally, approximately $61 million and $57 million of the valuation allowance at March 31, 2007 and March 31, 2006, respectively, is attributable to acquired NOLs which are subject to annual limitations under IRS Code Section 382. Future results may vary from these estimates.

We believe that adequate accruals have been made for income taxes liabilities, and have classified these in current and long-term liabilities based upon our estimate of when the ultimate resolution of these liabilities will occur. The ultimate resolution of the liabilities will take place upon the earlier of (i) receipt of a final determination from the applicable taxing authorities or (ii) the date when the tax authorities are statutorily prohibited from adjusting the Company’s tax computations. Any difference between the amount accrued and the ultimate settlement amount if any, will be released to income or recorded as a reduction of goodwill depending upon whether the liability was initially recorded in purchase accounting.

Goodwill, Capitalized Software Products, and Other Intangible Assets
SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), requires an impairment-only approach to accounting for goodwill and other intangibles with an indefinite life. Absent any prior indicators of impairment, we perform an annual impairment analysis during the fourth quarter of our fiscal year.

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

Determining the fair value of a reporting unit under the first step of the goodwill impairment test, and determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test, is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flow and are based on our best estimate of future revenue and operating costs and general market conditions. These estimates are subject to review and approval by senior management. This approach uses significant assumptions, including projected future cash flow, the discount rate reflecting the risk inherent in future cash flow, and a terminal growth rate. There was no impairment charge recorded with respect to goodwill for fiscal year 2007.

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

Intangible assets with finite useful lives are subject to amortization over the expected period of economic benefit to the Company. We evaluate the remaining useful lives of intangible assets to determine whether events or circumstances have occurred that warrant a revision to the remaining period of amortization. In such cases the remaining carrying amount of the intangible asset is amortized over the revised remaining useful life.

We performed our annual assessment during the fourth quarter of fiscal year 2007 and concluded that an impairment charge of approximately $12 million, relating to certain identifiable intangible assets that were not subject to amortization, which were acquired in conjunction with a prior year acquisition should be recorded. For fiscal year 2007, the impairment charge was reported in the “Restructuring and other” line item in the Consolidated Statements of Operations. The balance of assets with indefinite lives at March 31, 2007 and 2006 was $14 million and $26 million, respectively.

Accounting for Business Combinations
The allocation of purchase price for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired, including in-process research and development, and liabilities assumed based on their respective fair values.

Product Development and Enhancements
We account for product development and enhancements in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” SFAS No. 86 specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established and assumptions are used that reflect our best estimates. If other assumptions had been used in the current period to estimate technological feasibility, the reported product development and enhancement expense could have been impacted. Annual amortization of capitalized software costs is the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life of the software product, generally estimated to be five years from the date the product became available for general release to customers. The Company amortized capitalized software costs using the straight-line method in fiscal year 2006 and fiscal year 2007, as anticipated future revenue is projected to increase for several years considering the Company is continuously integrating current software technology into new software products.

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

As described in Note 10, “Stock Plans,” in the Notes to the Consolidated Financial Statements, performance share units (PSUs) are awards under the long-term incentive plan for senior executives where the number of shares or restricted shares as applicable, ultimately received by the employee depends on Company performance measured against specified targets and will be determined after a three-year or one-year period as applicable. The fair value of each award is estimated on the date that the performance targets are established based on the fair value of our stock and our estimate of the level of achievement of our performance targets. We are required to recalculate the fair value of issued PSUs each reporting period until they are granted. The adjustment is based on the quoted market price of our stock on the reporting period date. Each quarter, we compare the actual performance we expect to achieve with the performance targets.

Legal Contingencies
We are currently involved in various legal proceedings and claims. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any legal proceeding or claim is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability of a loss and the determination as to whether the amount of loss is reasonably estimable. Due to the uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending litigation and claims, and may revise our estimates. Such revisions could have a material impact on our results of operations and financial condition. Refer to Note 8, “Commitments and Contingencies”, in the Notes to the Consolidated Financial Statements for a description of our material legal proceedings.

New Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 provides guidance relative to the recognition, derecognition and measurement of taxes related to tax positions taken for financial statement purposes. The standard also required expanded disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006 and will be implemented in our first quarter of fiscal year 2008. We are currently evaluating the impact of this standard but we do not believe there will be any material impact on our Consolidated Statements of Operations or Consolidated Statements of Cash Flows from the implementation of this standard.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 provides interpretive guidance on how registrants should quantify financial statement misstatements. There is currently diversity in practice, with the two commonly used methods to quantify misstatements being the “rollover” method (which primarily focuses on the income statement impact of misstatements) and the “iron curtain” method (which focuses on the balance sheet impact). SAB 108 requires registrants to use a dual approach whereby both of these methods are considered in evaluating the materiality of financial statement errors. Prior materiality assessments will need to be considered using both the rollover and iron curtain methods. The adoption of SAB 108 did not have a material impact on our Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 159 on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk
Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio, debt, and installment accounts receivable. We have a prescribed methodology whereby we invest our excess cash in liquid investments that are composed of money market funds and debt instruments of government agencies and high-quality corporate issuers (Standard & Poor’s single “A” rating and higher). To mitigate risk, many of the securities have a maturity date within one year, and holdings of any one issuer, excluding the U.S. government, do not exceed 10% of the portfolio. Periodically, the portfolio is reviewed and adjusted if the credit rating of a security held has deteriorated.

As of March 31, 2007, our outstanding debt approximated $2.58 billion, most of which was in fixed rate obligations. If market rates were to decline, we could be required to make payments on the fixed rate debt that would exceed those based on current market rates. Each 25 basis point decrease in interest rates would have an associated annual opportunity cost of approximately $5 million. Each 25 basis point increase or decrease in interest rates would have a corresponding effect on our variable rate debt of approximately $2 million as of March 31, 2007.

As of March 31, 2007, we did not utilize derivative financial instruments to mitigate the above mentioned interest rate risks.

We offer financing arrangements with installment payment terms in connection with our software license agreements. The aggregate amounts due from customers include an imputed interest element, which can vary with the interest rate environment. Each 25 basis point increase in interest rates would have an associated annual opportunity cost of approximately $8 million.

Foreign Currency Exchange Risk
We conduct business on a worldwide basis through subsidiaries in 46 countries and, as such, a portion of our revenues, earnings, and net investments in foreign affiliates are exposed to changes in foreign exchange rates. We seek to manage our foreign exchange risk in part through operational means, including managing expected local currency revenues in relation to local currency costs and local currency assets in relation to local currency liabilities. In October 2005, the Board of Directors adopted our Risk Management Policy and Procedures, which authorizes us to manage, based on management’s assessment, our risks and exposures to foreign currency exchange rates through the use of derivative financial instruments (e.g., forward contracts, options, swaps) or other means. We have not historically used, and do not anticipate using, derivative financial instruments for speculative purposes.

Derivatives are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133). For the fiscal year ended March 31, 2007, we entered into derivative contracts with a total notional value of approximately 208 million euros and 2.5 billion yen, of which 75 million euros were outstanding as of March 31, 2007. We entered into these contracts with the intent of mitigating a certain portion of our euro and yen operating exposure as part of the Company’s on-going risk management program. These contracts did not qualify for hedge accounting treatment under FAS 133. The derivative contracts that were entered into during fiscal year 2007 resulted in a loss of approximately $3 million, $1 million of which pertained to unrealized losses on the open derivative contracts as of March 31, 2007, and was reported in the “Other gains, net” line item of the Consolidated Statement of Operations for the fiscal year ended March 31, 2007. In April and May 2007, we entered into similar derivative contracts as those entered during the fiscal year 2007 relating to our operating exposures.

Equity Price Risk
As of March 31, 2007, we do not hold significant investments in marketable equity securities of publicly traded companies. Our investments in marketable securities were considered available for sale. Unrealized gains or losses on trading securities are reflected as “Other gains, net” on the Consolidated Statement Operations and unrealized gains or temporary losses on available for sale securities are deferred as a component of stockholders’ equity.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, with participation of our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2007. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007. Accordingly, management believes that the consolidated financial statements included in this Annual Report on Form 10-K, fairly present, in all material respects our financial condition, results of operations and cash flows for the periods presented.

(b) Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management conducted its evaluation of the effectiveness of internal control over financial reporting as of March 31, 2007 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing the effectiveness of the Company’s internal control over financial reporting. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2007.

(c) Changes in Internal Control Over Financial Reporting
Except as otherwise discussed herein, there have been no significant changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Description of the Fiscal Year 2006 Material Weaknesses
As described in Item 9A of our prior year Annual Report on Form 10-K, management identified the following material weaknesses in our internal control over financial reporting:

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

Remediation of the Fiscal Year 2006 Material Weaknesses
(i) During fiscal year 2007, the following actions were taken by management with respect to the remediation of our material weakness in internal control over financial reporting related to an ineffective control environment due to a lack of effective communication policies and procedures:

•	Personnel and organizational changes:

•	Appointments of a new Chief Operating Officer in April 2006, a new Chief Administrative Officer in June 2006 and a new Chief Financial Officer in August 2006;

•	Reorganization of the sales function including:

•	Establishment of direct reporting of the field sales organization to the Chief Operating Officer in June 2006;

•	Appointment of a Senior Vice President Sales Operations with direct reporting to the Chief Operating Officer in June 2006;

•	Implementation of recurring meetings with representation from key departments including legal, finance, operations and human resources to address operating and financial performance, as well as the identification, tracking and communication of information of potential significance to financial reporting and disclosure issues began during the quarter ended September 30, 2006; and

•	Ongoing communications by management to and with the Company’s employees and the provision of focused training, relating to ethics, the Company’s Code of Conduct and its core values.

(ii) During fiscal year 2007, the following actions were taken by management with respect to the remediation of our material weakness in internal control over financial reporting related to accounting for sales commissions:

•	Reviews of commissions accounting procedures by the Internal Audit Department;

•	Appointment of a quality review team to assess the adequacy and efficacy of the business processes, IT Systems and financial oversight for the administration of sales commissions during the quarter ended June 30, 2006;

•	Formalization of policies and procedures including communication and reporting responsibilities among the Company’s sales, human resources and finance functions to ensure that the administration, payments of and accounting for commissions expense were coordinated commencing in the quarter ended December 31, 2006;

•	Reconciliation of commission expense accruals to actual commission payments on a quarterly basis began during the quarter ended September 30, 2006; and

•	Creation of a Commission Plan Committee (the “Committee”), during the quarter ended September 30, 2006, to oversee changes to the Company’s Incentive Compensation Plan and related processes, in order to enhance the Company’s ability to monitor, timely pay, estimate, and accrue for sales commissions. The Committee provided oversight of changes to simplify the CA Incentive Compensation Plan that took effect October 1, 2006.

(iii) During fiscal year 2007, the following actions were taken by management with respect to the remediation of our material weakness in internal control over financial reporting related to the identification, analysis and documentation of non-routine tax matters include the following:

•	Review of the tax department’s policies and procedures including its use of external advisors began during the quarter ended December 31, 2006;

•	Establishment of new documentation and analysis requirements for non-routine tax matters to ensure among other things, that accounting conclusions involving such matters are thoroughly documented and identify the critical factors that support the basis for such conclusions began during the quarter ended December 31, 2006; and

•	Formalization of communication and review of non-routine tax matters between the tax function and senior finance management began during the quarter ended December 31, 2006.

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

(v) During fiscal year 2007, the following actions were taken by management with respect to the remediation of our material weakness in internal control over financial reporting related to accounting for subscription revenue when license agreements have been cancelled and renewed more than once prior to the expiration date of each successive license agreement:

•	Formalization of policies and procedures, as well as provision of training, on the identification, quantification and recording of the impact on subscription revenue of such license agreements, which began during the quarter ended September 30, 2006.

As a result of the above measures, management has determined that the material weaknesses identified in fiscal year 2006 have been remediated as of March 31, 2007.

The Company’s independent registered public accountants, KPMG LLP, have audited and issued a report on management’s assessment of the Company’s internal control over financial reporting. That report is included on the page set forth in the List of Consolidated Financial Statements and Financial Statement Schedule.

Changes under the DPA
As previously reported, and as described more fully in Note 8, “Commitments and Contingencies”, in the Notes to the Consolidated Financial Statements, in September 2004 the Company reached agreements with the USAO and SEC by entering into the DPA with the USAO and by consenting to the SEC’s filing of a Final Consent Judgment (Consent Judgment) in the United States District Court for the Eastern District of New York. The DPA required the Company to, among other things, undertake certain reforms that would affect its internal control over financial reporting. These included making progress on the implementation of a worldwide financial and enterprise resource planning (“ERP”) information technology system to improve internal controls, reorganizing and enhancing the Company’s Finance and Internal Audit Departments, and establishing new records management policies and procedures.

The Company believes that these and other reforms, such as procedures to assure proper recognition of revenue, have enhanced its internal control over financial reporting. Meanwhile, the Company has complied with its obligations under the DPA; and, as of May 21, 2007, the DPA has been concluded. For more information regarding the DPA, refer to the information under the heading “Audit and Compliance Committee Report — Status of the Company’s Compliance with the Deferred Prosecution Agreement and Final Consent Judgment” in the Company’s definitive proxy materials filed on August 9, 2006 with the SEC and to Note 8, “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Other Changes in Internal Controls over Financial Reporting
In the first and third quarters of fiscal year 2007, the Company migrated certain financial and sales processing systems to SAP, an enterprise resource planning (“ERP”) system, at its North American operations. This change in information system platform for the Company’s financial and operational systems is part of its on-going project to implement SAP at the Company’s facilities worldwide, which is expected to be completed over the next few years. In connection with the Company’s implementation of its ERP system for its professional services organization in November 2006, the Company experienced various control and implementation issues impacting the Company’s financial reporting for professional services. Therefore, during the third and fourth quarters, the Company implemented additional manual procedures to address these financial reporting issues and will continue to monitor the effectiveness of its internal controls and procedures on an ongoing basis and will take further actions, as appropriate.

ITEM 9B. OTHER INFORMATION.

Not applicable.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information that will appear under the headings “Election of Directors”, “Litigation Involving Certain Directors and Executive Officers”, “Nominating Procedures”, “Board Committees and Meetings”, “Communications with Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with the SEC is incorporated herein by reference. Also, refer to Part I of this Report for information concerning executive officers under the caption “Executive Officers of the Registrant”.

We maintain a Business Practices Standard of Excellence: Our Code of Conduct (Code of Conduct), which is applicable to all employees and directors, and is available on our website at http://investor.ca.com. Any amendment or waiver to the Code of Conduct that applies to our directors or executive officers will be posted on our website or in a report filed with the SEC on Form 8-K. The Code of Conduct is available free of charge in print to any stockholder who requests a copy by writing to Kenneth V. Handal, our Executive Vice President, Global Risk & Compliance, and Corporate Secretary, at the Company’s world headquarters, One CA Plaza, Islandia, New York 11749.

ITEM 11. EXECUTIVE COMPENSATION.

Information that will appear under the headings “Compensation and Other Information Concerning Executive Officers”, “Compensation Discussion and Analysis”, “Compensation of Directors”, and “Compensation and Human Resource Committee Report on Executive Compensation” in our definitive proxy statement to be filed with the SEC is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information that will appear under the headings “Compensation and Other Information Concerning Executive Officers” and “Information Regarding Beneficial Ownership of Principal Stockholders, the Board and Management” in our definitive proxy statement to be filed with the SEC is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information that will appear under the headings “Related Person Transactions”, ‘‘Election of Directors”, “Board Committees and Meetings”, “Corporate Governance” and “Corporate Governance Committee Report” in our definitive proxy statement to be filed with the SEC is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information that will appear under the heading “Ratification of Appointment of Independent Registered Public Accountants” in our definitive proxy statement to be filed with the SEC is incorporated herein by reference.

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE.

(a)	(1) The Registrant’s financial statements together with a separate table of contents are annexed hereto.
(2)       Financial Statement Schedules are listed in the separate table of contents annexed hereto.
(3)       Exhibits.

Regulation S-K
Exhibit Number

2.1		Announcement of Restructuring Plan.	Previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated August 14, 2006, and incorporated herein by reference.

3.1		Restated Certificate of Incorporation.	Previously filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K dated March 6, 2006, and incorporated herein by reference.

3.2		By-Laws of the Company, as amended.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 6, 2006, and incorporated herein by reference.

4.1		Restated Certificate of Designation of Series One Junior Participating Preferred Stock, Class A of the Company.	Previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated March 6, 2006, and incorporated herein by reference.

4.2		Stockholder Protection Rights Agreement, dated as of October 16, 2006, between the Company and Mellon Investor Services LLC, as Rights Agent, including as Exhibit A the forms of Rights Certificate and of Election to Exercise and as Exhibit B the form of Certificate of Designation and Terms of the Participating Preferred Stock of the Company.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 16, 2006, and incorporated herein by reference.

4.3		Indenture with respect to the Company’s $1.75 billion Senior Notes, dated April 24, 1998, between the Company and The Chase Manhattan Bank, as Trustee.	Previously filed as Exhibit 4(f) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998, and incorporated herein by reference.

4.4		Indenture with respect to the Company’s 1.625% Convertible Senior Notes due 2009, dated December 11, 2002, between the Company and State Street Bank and Trust Company, as Trustee.	Previously filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2002, and incorporated herein by reference.

4.5		Indenture with respect to the Company’s 4.75% Senior Notes due 2009 and 5.625% Senior Notes due 2014, dated November 18, 2004, between the Company and The Bank of New York, as Trustee.	Previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 15, 2004, and incorporated herein by reference.

4.6		Purchase Agreement dated November 15, 2004, among the Initial Purchasers of the 4.75% Senior Notes due 2009 and 5.625% Senior Notes due 2014, and the Company.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 15, 2004, and incorporated herein by reference.

10	.1*	CA, Inc. 1991 Stock Incentive Plan, as amended.	Previously filed as Exhibit 1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997, and incorporated herein by reference.

Regulation S-K
Exhibit Number

10	.2*	1993 Stock Option Plan for Non-Employee Directors.	Previously filed as Annex 1 to the Company’s definitive Proxy Statement dated July 7, 1993, and incorporated herein by reference.

10	.3*	Amendment No. 1 to the 1993 Stock Option Plan for Non-Employee Directors dated October 20, 1993.	Previously filed as Exhibit E to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference.

10	.4*	1996 Deferred Stock Plan for Non-Employee Directors.	Previously filed as Exhibit A to the Company’s Proxy Statement dated July 8, 1996, and incorporated herein by reference.

10	.5*	Amendment No. 1 to the 1996 Deferred Stock Plan for Non-Employee Directors.	Previously filed on Exhibit A to the Company’s Proxy Statement dated July 6, 1998, and incorporated herein by reference.

10	.6*	1998 Incentive Award Plan.	Previously filed on Exhibit B to the Company’s Proxy Statement dated July 6, 1998, and incorporated herein by reference.

10	.7*	CA, Inc. Year 2000 Employee Stock Purchase Plan.	Previously filed on Exhibit A to the Company’s Proxy Statement dated July 12, 1999, and incorporated herein by reference.

10	.8*	2001 Stock Option Plan.	Previously filed as Exhibit B to the Company’s Proxy Statement dated July 18, 2001, and incorporated herein by reference.

10	.9*	CA, Inc. 2002 Incentive Plan (Amended and Restated Effective as of April 27, 2007).	Filed herewith.

10	.10*	CA, Inc. 2002 Compensation Plan for Non-Employee Directors.	Previously filed as Exhibit C to the Company’s Proxy Statement dated July 26, 2002, and incorporated herein by reference.

10	.11*	CA, Inc. 2003 Compensation Plan for Non-Employee Directors.	Previously filed as Exhibit A to the Company’s Proxy Statement dated July 17, 2003, and incorporated herein by reference.

10.12		Credit Agreement dated as of December 2, 2004, among the Company, the Banks which are parties thereto and Citicorp North America, Inc., Bank Of America, N.A., and JP Morgan Chase Bank, N.A., as agents, with respect to a $1 billion Revolving Loan.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 2, 2004, and incorporated herein by reference.

10.13		Amendment No. 1, dated as of September 1, 2006, to Credit Agreement dated as of December 2, 2004, among the Company, the Banks which are parties thereto and Citicorp North America, Inc., Bank of America, N.A, and JP Morgan Chase Bank, N.A., as agents with respect to a $1 billion Revolving Loan.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 6, 2006, and incorporated herein by reference.

10	.14*	Employment agreement, dated February 1, 2005, between the Company and Robert W. Davis.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 1, 2005, and incorporated herein by reference.

10	.15*	Restricted Stock Award for Robert W. Davis.	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 1, 2005, and incorporated herein by reference.

10	.16*	Agreement, dated April 11, 2005, between the Company and Robert W. Davis.	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 11, 2005, and incorporated herein by reference.

10	.17*	Separation Agreement and General Claims Release, dated as of September 15, 2006, between CA, Inc. and Robert W. Davis.	Previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006, and incorporated herein by reference.

Regulation S-K
Exhibit Number

10	.18*	Relocation Polices including Form of Moving and Relocation Expense Agreement.	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated February 1, 2005, and incorporated herein by reference.

10	.19*	Employment agreement, dated November 22, 2004, between the Company and John A. Swainson.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 18, 2004, and incorporated herein by reference.

10	.20*	Restricted Stock Unit Agreement for John A. Swainson.	Previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated November 18, 2004, and incorporated herein by reference.

10	.21*	Form of Moving and Relocation Expense Agreement.	Previously filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K dated November 18, 2004, and incorporated herein by reference.

10	.22*	CA, Inc. Change in Control Severance Policy.	Previously filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, and incorporated herein by reference.

10	.23*	Letter Agreement, dated August 26, 2004, between the Company and Sanjay Kumar.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 22, 2004, and incorporated herein by reference.

10	.24*	Notice of Revocation dated September 22, 2004.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 22, 2004, and incorporated herein by reference.

10.25		Deferred Prosecution Agreement, including the related Information and Stipulation of Facts.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 22, 2004, and incorporated herein by reference.

10.26		Final Consent Judgment of Permanent Injunction and Other Relief, including SEC complaint.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 22, 2004, and incorporated herein by reference.

10	.27*	Form of Restricted Stock Unit Certificate.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004, and incorporated herein by reference.

10	.28*	Form of Non-Qualified Stock Option Certificate.	Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004, and incorporated herein by reference.

10	.29*	Employment agreement, dated July 8, 2004, between the Company and Kenneth D. Cron.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report Form 10-Q for the fiscal quarter ended June 30, 2004, and incorporated herein by reference.

10	.30*	Amended and Restated Employment Agreement, dated as of September 25, 2006, between CA, Inc. and Kenneth V. Handal.	Previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006, and incorporated herein by reference.

10	.31*	Acknowledgement between CA, Inc. and Kenneth V. Handal.	Filed herewith.

10	.32*	Agreement, dated April 11, 2005, between the Company and John A. Swainson.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 11, 2005, and incorporated herein by reference.

10	.33*	Amended and restated employment agreement, dated June 27, 2006, between the Company and Michael J. Christenson.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 26, 2006, and incorporated herein by reference.

Regulation S-K
Exhibit Number

10	.34*	Employment Agreement, dated March 23, 2005, between the Company and Donald Friedman.	Previously filed as Exhibit 10.12 to the Company’s Current Report on Form 8-K dated April 11, 2005, and incorporated herein by reference.

10	.35*	Form of RSU Award Certificate.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 2, 2006, and incorporated herein by reference.

10	.36*	Form of RSU Award Certificate (Employment Agreement).	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 2, 2006, and incorporated herein by reference.

10	.37*	Form of Restricted Stock Award Certificate.	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 2, 2006, and incorporated herein by reference.

10	.38*	Form of Restricted Stock Award Certificate (Employment Agreement).	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated June 2, 2006, and incorporated herein by reference.

10	.39*	Form of Non-Qualified Stock Option Award Certificate.	Previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated June 2, 2006, and incorporated herein by reference.

10	.40*	Form of Non-Qualified Stock Option Award Certificate (Employment Agreement).	Previously filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K dated June 2, 2006, and incorporated herein by reference.

10	.41*	Form of Incentive Stock Option Award Certificate.	Previously filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K dated June 2, 2006, and incorporated herein by reference.

10	.42*	Form of Incentive Stock Option Award Certificate (Employment Agreement).	Previously filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K dated June 2, 2006, and incorporated herein by reference.

10	.43*	CA, Inc. Deferred Compensation Plan for John A. Swainson, dated April 29, 2005.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 29, 2005, and incorporated herein by reference.

10	.44*	Trust Agreement between Computer Associates International, Inc. and Fidelity Management Trust Company, dated as of April 29, 2005.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 29, 2005, and incorporated herein by reference.

10	.45*	Employment Agreement, dated December 8, 2004, between the Company and Patrick J. Gnazzo.	Previously filed as Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005, and incorporated herein by reference.

10	.46*	Amendment to Employment Agreement, dated March 7, 2006, between the Company and Patrick J. Gnazzo.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 6, 2006, and incorporated herein by reference.

10	.47*	Acknowledgement between CA, Inc. and Patrick J. Gnazzo.	Filed herewith.

10	.48*	1995 Key Employee Stock Ownership Plan, as amended on June 26, 2000 and February 25, 2003.	Previously filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003, and incorporated herein by reference.

Regulation S-K
Exhibit Number

10	.49*	Program whereby certain designated employees, including the Company’s named executive officers, are provided with certain covered medical services, effective August 1, 2005.	Previously filed as Item 1.01 and Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 1, 2005, and incorporated herein by reference.

10	.50*	Amended and Restated CA, Inc. Executive Deferred Compensation Plan, effective November 20, 2006.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2006, and incorporated herein by reference.

10	.51*	Form of Deferral Election.	Previously filed as Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, and incorporated herein by reference.

10	.52*	Amendment, dated August 24, 2005, to Employment Agreement between Computer Associates International, Inc. and John A. Swainson.	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 24, 2005, and incorporated herein by reference.

10	.53*	Modified compensation arrangements for the non-employee directors of the Company, effective August 24, 2005.	Previously filed as Item 1.01 of the Company’s Current Report on Form 8-K dated August 24, 2005 and incorporated herein by reference.

10	.54*	Modified compensation arrangements for the non-executive Chairman of the Board, effective February 23, 2007.	Previously filed as Item 1.01 of the Company’s Current Report on Form 8-K dated February 23, 2007 and incorporated herein by reference.

10	.55*	Amendment to the CA, Inc. 2003 Compensation Plan for Non-Employee Directors, dated August 24, 2005.	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated August 24, 2005 and incorporated herein by reference.

10	.56*	Employment Agreement, dated as of June 28. 2006, between the Company and James Bryant.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 26, 2006, and incorporated herein by reference.

10	.57*	Employment Agreement, dated as of August 1, 2006, between CA, Inc. and Nancy Cooper.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 27, 2006, and incorporated herein by reference.

10	.58*	Employment Agreement, dated as of August 22, 2006, between CA, Inc. and Amy Fliegelman Olli.	Previously filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006, and incorporated herein by reference.

10	.59*	Acknowledgement between CA, Inc. and Amy Fliegelman Olli.	Filed herewith.

10.60		Purchase and Sale Agreement, dated as of August 15, 2006, among CA, Inc., Island Headquarters Operators LLC and Islandia Operators LLC.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 15, 2006, and incorporated herein by reference.

10.61		Lease, dated as of August 15, 2006, among CA, Inc., Island Headquarters Operators LLC and Islandia Operators LLC.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 15, 2006, and incorporated herein by reference.

21		Subsidiaries of the Registrant.	Filed herewith.

Regulation S-K
Exhibit Number

23	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

31.1	Certification of the CEO pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the CFO pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

*	Management contract or compensatory plan or arrangement

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CA, INC. By: /s/ JOHN A. SWAINSON John A. Swainson President and Chief Executive Officer

Dated: May 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By: /s/ NANCY E. COOPER Nancy E. Cooper Executive Vice President and Chief Financial Officer
By: /s/ ROBERT G. CIRABISI Robert G. Cirabisi Senior Vice President, Corporate Controller, and Principal Accounting Officer

Dated: May 30, 2007

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Raymond J. Bromark Raymond J. Bromark	Director

/s/ Alfonse M. D’Amato Alfonse M. D’Amato	Director

/s/ Gary J. Fernandes Gary J. Fernandes	Director

/s/ Robert E. La Blanc Robert E. La Blanc	Director

/s/ Christopher B. Lofgren Christopher B. Lofgren	Director

/s/ Jay W. Lorsch Jay W. Lorsch	Director

/s/ William E. McCracken William E. McCracken	Director

/s/ Lewis S. Ranieri Lewis S. Ranieri	Non-Executive Chairman

/s/ Walter P. Schuetze Walter P. Schuetze	Director

/s/ John A. Swainson John A. Swainson	President, Chief Executive Officer and Director

/s/ Laura S. Unger Laura S. Unger	Director

/s/ Renato Zambonini Renato Zambonini	Director

Dated: May 30, 2007

CA, Inc. and Subsidiaries

Islandia, New York

ANNUAL REPORT ON FORM 10-K
ITEM 8, ITEM 9A, ITEM 15(a)(1) AND (2), AND ITEM 15(c)

LIST OF CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

YEAR ENDED MARCH 31, 2007

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CA, Inc.:

We have audited the accompanying consolidated balance sheets of CA, Inc. and subsidiaries as of March 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2007. In connection with our audits of the consolidated financial statements, we also audited the consolidated financial statement schedule listed in Item 15(c). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CA, Inc. and subsidiaries as of March 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CA, Inc.’s internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 30, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  KPMG LLP

New York, New York
May 30, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CA, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)), that CA, Inc. and subsidiaries maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CA, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that CA, Inc. and subsidiaries maintained effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, CA, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CA, Inc. and subsidiaries as of March 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2007, and our report dated May 30, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

New York, New York
May 30, 2007

CA, Inc. and Subsidiaries
Consolidated Statements of Operations

	YEAR ENDED MARCH 31,

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)	2007	2006	2005

Revenue:
Subscription revenue	$3,067	$2,837	$2,586
Maintenance	391	415	426
Software fees and other	108	160	254
Financing fees	26	45	77
Professional services	351	315	240

Total Revenue	3,943	3,772	3,583

Expenses:
Amortization of capitalized software costs	354	449	447
Cost of professional services	326	263	222
Selling, general, and administrative	1,653	1,578	1,340
Product development and enhancements	712	697	708
Commissions, royalties, and bonuses	338	394	339
Depreciation and amortization of other intangible assets	148	134	130
Other gains, net	(13)	(15)	(5)
Restructuring and other	201	88	28
Charge for in-process research and development costs	10	18	—
Shareholder litigation and government investigation settlements	—	—	234

Total Expenses Before Interest and Income Taxes	3,729	3,606	3,443

Income from continuing operations before interest and income taxes	214	166	140
Interest expense, net	60	41	106

Income from continuing operations before income taxes	154	125	34
Income tax expense (benefit)	33	(35)	7

Income from Continuing Operations	121	160	27
Loss from discontinued operations, inclusive of realized gains (losses) on sales, net of income taxes	(3)	(1)	(3)

Net Income	$118	$159	$24

Basic Income Per Share
Income from continuing operations	$0.22	$0.28	$0.05
Loss from discontinued operations	0.00	(0.01)	(0.01)

Net income	$0.22	$0.27	$0.04

Basic weighted average shares used in computation	544	581	588

Diluted Income Per Share
Income from continuing operations	$0.22	$0.27	$0.05
Loss from discontinued operations	0.00	0.00	(0.01)

Net income	$0.22	$0.27	$0.04

Diluted weighted average shares used in computation	569	607	590

See Accompanying Notes to the Consolidated Financial Statements.

CA, Inc. and Subsidiaries
Consolidated Balance Sheets

	MARCH 31,

(DOLLARS IN MILLIONS)	2007	2006

Assets
Current Assets
Cash and cash equivalents	$2,275	$1,831
Marketable securities	5	34
Trade and installment accounts receivable, net	390	552
Deferred income taxes	360	271
Other current assets	71	50

Total Current Assets	3,101	2,738

Installment accounts receivable, due after one year, net	331	449

Property and Equipment
Land and buildings	233	488
Equipment, furnitures and improvements	1,158	1,066

	1,391	1,554
Accumulated depreciation and amortization	(922)	(920)

Total Property and Equipment, net	469	634

Purchased software products, net accumulated amortization of $4,600 and $4,299, respectively	203	461
Goodwill	5,345	5,308
Federal and state income taxes receivable — non current	39	38
Deferred income taxes	328	142
Other noncurrent assets	769	750

Total Assets	$10,585	$10,520

See Accompanying Notes to the Consolidated Financial Statements.

CA, Inc. and Subsidiaries
Consolidated Balance Sheets (Continued)

	MARCH 31,

(DOLLARS IN MILLIONS)	2007	2006

Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of long-term debt and loans payable	$11	$3
Accounts payable	227	277
Salaries, wages, and commissions	359	292
Accrued expenses and other current liabilities	559	526
Deferred subscription revenue (collected) — current	1,793	1,492
Financing obligations (collected) — current	63	25
Deferred maintenance revenue	193	250
Taxes payable, other than income taxes payable	93	129
Federal, state, and foreign income taxes payable	335	312
Deferred income taxes	81	51

Total Current Liabilities	3,714	3,357

Long-term debt, net of current portion	2,572	1,813
Deferred income taxes	20	46
Deferred subscription revenue (collected) — noncurrent	451	423
Financing obligations (collected) — noncurrent	39	25
Other noncurrent liabilities	99	102

Total Liabilities	6,895	5,766

Stockholders’ Equity
Preferred stock, no par value, 10,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock, $0.10 par value, 1,100,000,000 shares authorized; 589,695,081 and 630,920,596 shares issued; 525,176,744 and 571,753,150 shares outstanding, respectively	59	63
Additional paid-in capital	3,550	4,542
Retained earnings	1,780	1,750
Accumulated other comprehensive loss	(96)	(107)
Unearned compensation	(3)	(6)
Treasury stock, at cost, 64,518,337 shares and 59,167,446 shares, respectively	(1,600)	(1,488)

Total Stockholders’ Equity	3,690	4,754

Total Liabilities and Stockholders’ Equity	$10,585	$10,520

See Accompanying Notes to the Consolidated Financial Statements.

CA, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

				ACCUMULATED
		ADDITIONAL		OTHER			TOTAL
	COMMON	PAID-IN	RETAINED	COMPREHENSIVE	UNEARNED	TREASURY	STOCKHOLDERS’
(IN MILLIONS, EXCEPT DIVIDENDS DECLARED PER SHARE)	STOCK	CAPITAL	EARNINGS	LOSS	COMPENSATION	STOCK	EQUITY

Balance as of March 31, 2004	$63	$4,341	$1,707	$(76)	$—	$(1,089)	$4,946
Net income			24				24
Translation adjustment in 2005				36			36
Unrealized loss on marketable securities, net of taxes of $1				(2)			(2)
Reclassification adjustment included in net loss, net taxes of $4				(7)			(7)

Comprehensive income							51
Stock-based compensation		100					100
Income tax effect — stock transactions		(71)					(71)
Dividends declared ($0.08 per share)			(47)				(47)
Shareholder litigation settlement		32				87	119
Exercise of common stock options, ESPP, and other items, net of taxes of $19		1				113	114
Issuance of options related to acquisitions, net of amortization		23			(11)		12
401(k) discretionary contribution		3				16	19
Redemption of 5% Convertible Senior Notes		15				645	660
Exercise of call spread option						(673)	(673)
Treasury stock purchased						(161)	(161)

Balance as of March 31, 2005	63	4,444	1,684	(49)	(11)	(1,062)	5,069

Net income			159				159
Translation adjustment in 2006				(61)			(61)
Unrealized gain on marketable securities, net of taxes $1				3			3

Comprehensive income							101
Stock-based compensation		96					96
Income tax effect — stock transactions		(20)					(20)
Dividends declared ($0.16) per share			(93)				(93)
Exercise of common stock options, ESPP, and other items, net of taxes of $19		(4)				151	147
Issuance of options related to Acquisitions, net of amortization		24			5		29
401(k) discretionary contribution		2				13	15
Treasury stock purchased						(590)	(590)

Balance as of March 31, 2006	$63	$4,542	$1,750	$(107)	$(6)	$(1,488)	$4,754

See Accompanying Notes to the Consolidated Financial Statements.

CA, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Continued)

				ACCUMULATED
		ADDITIONAL		OTHER			TOTAL
	COMMON	PAID-IN	RETAINED	COMPREHENSIVE	UNEARNED	TREASURY	STOCKHOLDERS’
(IN MILLIONS, EXCEPT DIVIDENDS DECLARED PER SHARE)	STOCK	CAPITAL	EARNINGS	LOSS	COMPENSATION	STOCK	EQUITY

Balance as of March 31, 2006	$63	$4,542	$1,750	$(107)	$(6)	$(1,488)	$4,754
Net income			118				118
Translation adjustment in 2007				10			10
Unrealized gain on marketable securities, net of taxes				1			1

Comprehensive income							129
Stock-based compensation		88					88
Income tax effect — stock transactions Dividends declared ($0.16 per share)			(88)				(88)
Exercise of common stock options, ESPP, and other items		(95)				113	18
Issuance of options related to acquisitions, net of amortization		2			3		5
Treasury stock purchased						(225)	(225)
Common stock purchased and retired	(4)	(987)					(991)

Balance as of March 31, 2007	$59	$3,550	$1,780	$(96)	$(3)	$(1,600)	$3,690

See Accompanying Notes to the Consolidated Financial Statements.

CA, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	YEAR ENDED MARCH 31,
(IN MILLIONS)	2007	2006	2005

Operating Activities:
Net income	$118	$159	$24
Loss from discontinued operations, net of income taxes	3	1	3

Income from continuing operations	121	160	27
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
Depreciation and amortization	502	583	577
Provision for deferred income taxes	(249)	(340)	(192)
Non-cash stock based compensation expense	116	99	116
Non-cash charge for purchased in-process research and development	10	18	—
Gain on sale of assets	(18)	(7)	—
Charge for impairment of assets	16	—	—
Foreign currency transaction (gain) loss — before taxes	—	(9)	8
Shareholder litigation settlement	—	—	16
Changes in other operating assets and liabilities, net of effect of acquisitions:
Decrease in trade and current installment accounts receivable, net	244	293	340
Decrease in noncurrent installment accounts receivable, net	80	142	167
Increase in deferred subscription revenue (collected) — current	233	125	164
Increase (decrease) in deferred subscription revenue (collected) — noncurrent	13	154	(7)
Increase in financing obligations (collected) — current	38	24	—
Increase (decrease) in financing obligations (collected) — noncurrent	14	25	(1)
Decrease in deferred maintenance revenue	(68)	(20)	(27)
(Decrease) increase in taxes payable, net	(61)	75	164
(Decrease) increase in accounts payable, accrued expenses and other	(22)	87	56
Restitution fund, net	—	(150)	143
Restructuring and other, net	106	56	3
Changes in other operating assets and liabilities	(7)	65	(27)

Net Cash Provided by Continuing Operating Activities	1,068	1,380	1,527

Investing Activities:
Acquisitions, primarily goodwill, purchased software, and other intangible assets, net of cash acquired	(212)	(1,011)	(469)
Settlements of purchase accounting liabilities	(21)	(37)	(21)
Purchases of property and equipment	(150)	(143)	(69)
Proceeds from sale of assets	21	2	—
Proceeds from divesture of assets	1	—	14
Proceeds from sale-lease back transactions	201	75	—
Purchase of marketable securities	—	(54)	(390)
Proceeds from sale of marketable securities	44	398	274
(Increase) decrease in restricted cash	(1)	7	(9)
Capitalized software development costs	(85)	(84)	(70)

Net Cash Used in Investing Activities	(202)	(847)	(740)

See Accompanying Notes to the Consolidated Financial Statements.

CA, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Continued)

	YEAR ENDED MARCH 31,
(IN MILLIONS)	2007	2006	2005

Financing Activities:
Dividends paid	$(88)	$(93)	$(47)
Purchases of common stock	(1,216)	(590)	(161)
Debt borrowings	751	—	1,000
Debt repayments	(5)	(912)	(4)
Debt issuance costs	—	—	(12)
Exercise of call spread option	—	—	(673)
Exercise of common stock options and other	43	127	99

Net Cash (Used In) Provided by Financing Activities	(515)	(1,468)	202

Increase (Decrease) in Cash and Cash Equivalents Before Effect of Exchange Rate Changes on Cash	351	(935)	989
Effect of exchange rate changes on cash	93	(63)	47

Increase (Decrease) in Cash and Cash Equivalents	444	(998)	1,036
Cash and Cash Equivalents at Beginning of Period	1,831	2,829	1,793

Cash and Cash Equivalents at End of Period	$2,275	$1,831	$2,829

See Accompanying Notes to the Consolidated Financial Statements.

Note 1 — Significant Accounting Policies
(a) Description of Business: CA, Inc. and subsidiaries (the Company) develops, markets, delivers and licenses software products and services.

(b) Principles of Consolidation: The Consolidated Financial Statements include the accounts of the Company and its majority-owned and controlled subsidiaries. Investments in affiliates owned 50% or less are accounted for by the equity method and include gross unconsolidated liabilities of approximately $2 million. Intercompany balances and transactions have been eliminated in consolidation. Companies acquired during each reporting period are reflected in the results for the Company effective from their respective dates of acquisition through the end of the reporting period (see Note 2, “Acquisitions and Divestitures”).

(c) Divestiture: In November 2006, the Company sold its 70% interest in Benit Company, formerly known as Liger Systems Co. Ltd. (“Benit”), a majority owned subsidiary, to the minority interest holder. As a result, Benit has been classified as a discontinued operation for all periods presented, and its results of operations have been reclassified in the Consolidated Statements of Operations. The assets and liabilities for Benit, as well as the cash flows were deemed immaterial for separate presentation as a discontinued operation in the Consolidated Balance Sheets and Consolidated Statements of Cash Flow. All related footnotes to the Consolidated Financial Statements have been adjusted to exclude the effect of the operating results of Benit. See Note 2, “Acquisitions and Divestitures,” for additional information.

(d) Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, these estimates may ultimately differ from actual results.

(e) Translation of Foreign Currencies: Foreign currency assets and liabilities of the Company’s international subsidiaries are translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing throughout the year. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as part of the foreign currency translation adjustment in Stockholders’ Equity. Gains and losses from foreign currency transactions are included in the “Other gains, net” line item in the Consolidated Statements of Operations in the period in which they occur. Net income includes exchange transaction gains (losses), net of taxes, of approximately $0 million, $6 million, and $(5) million in the fiscal years ended March 31, 2007, 2006, and 2005, respectively.

(f) Basis of Revenue Recognition: The Company generates revenue from the following primary sources: (1) licensing software products; (2) providing customer technical support (referred to as maintenance); and (3) providing professional services, such as consulting and education.

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

The Company’s software licenses generally do not include acceptance provisions. An acceptance provision allows a customer to test the software for a defined period of time before committing to license the software. If a license agreement includes an acceptance provision, the Company does not recognize revenue until the earlier of the receipt of a written customer acceptance or, if not notified by the customer to cancel the license agreement, the expiration of the acceptance period.

Under the Company’s business model, software license agreements frequently include flexible contractual provisions that, among other things, allow customers to receive unspecified future software products for no additional fee. These agreements combine the right to use the software products with maintenance for the term of the agreement. Under these agreements, once all four of the above noted revenue recognition criteria are met, the Company is required to recognize revenue ratably over the term of the license agreement. For license agreements signed prior to October 2000 (the prior business model), once all four of the above noted revenue recognition criteria were met, software license fees were recognized as revenue up-front (as the contracts did not include a right to unspecified software products) and the maintenance fees were deferred and subsequently recognized as revenue over the term of the license.

Revenue from acquisitions is initially recorded on the acquired company’s systems, generally under a perpetual or up-front software license agreement model, and is typically converted to the Company’s ratable software license agreement model as new contracts are entered into or renewed within the first fiscal year after the acquisition. As new contracts containing the right to receive unspecified future software products are entered into or renewed under the Company’s business model, revenue is recognized ratably as subscription revenue on a monthly basis over the term of the agreement.

Under the Company’s business model, a relatively small percentage of the Company’s revenue related to certain products is recognized on an up-front or perpetual basis once all revenue recognition criteria are met in accordance with SOP 97-2 as described above, and is reported in the “Software fees and other” line of the Consolidate Statements of Operations. License agreements pertaining to such products do not include the right to receive unspecified future software products, and maintenance is deferred and subsequently recognized over the term of the maintenance period. In the event such licenses agreements are executed within close proximity or in contemplation of other license agreements which contain the right to receive unspecified future software products, the contracts may be considered a single multi-element agreement, and as such all revenue is deferred and recognized as “subscription revenue” in the Consolidated Statement of Operations.

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

The “Deferred maintenance revenue” line item on the Company’s Consolidated Balance Sheets principally represents payments received in advance of maintenance services to be rendered.

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

Revenue recognition from sales to distributors, resellers, and value-added resellers (VARs) commences when all four of the SOP 97-2 revenue recognition criteria noted above are met and when these entities sell the software product to their customers. This is commonly referred to as the sell-through method. Beginning July 1, 2004, a majority of sales of products to distributors, resellers and VARs incorporate the right for the end-users to receive certain unspecified future software products and revenue from those contracts is therefore recognized on a ratable basis.

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

Software Fees and Other: Software fees and other revenue consists of revenue related to distribution and original equipment manufacturer (OEM) channel partners that has been recorded on an up-front sell-through basis, revenue from certain products that is recognized on a perpetual or up-front basis without the right to receive unspecified future software products, revenue associated with acquisitions prior to transition to the Company’s business model, joint ventures, royalty revenues, and other revenue. Revenue related to distribution partners and OEMs is sometimes referred to as “indirect” or “channel” revenue. In the second quarter of fiscal year 2005, the Company began offering more flexible license terms to the end-user customers of the Company’s channel partners, which necessitates the deferral of primarily all of the indirect revenue. The ratable recognition of this deferred revenue is reflected on the “Subscription revenue” line item in the Consolidated Statements of Operations.

Financing Fees: Financing fee revenue represents accounts receivable resulting from prior business model product sales with extended payment terms which were discounted to their present values at the then prevailing market rates. In subsequent periods, the accounts receivable are increased to the amounts due and payable by the customers through the accretion of financing fee revenue on the unpaid accounts receivable due in future years. Under the Company’s business model, additional unamortized discounts are no longer recorded, since the Company does not account for the present value of product sales as earned revenue at license agreement signing.

(g) Sales Commissions: Sales commissions are recognized in the period the commissions are earned by employees, which is typically upon the signing of the contract. The Company accrues for sales commissions based on, among other things, estimates of how the sales personnel will perform against specified annual sales quotas. These estimates involve assumptions regarding the Company’s projected new product sales and billings. All of these assumptions reflect the Company’s best estimates, but these items involve uncertainties, and as a result, if other assumptions had been used in the period, sales commission expense could have been impacted for that period. Under the Company’s current sales compensation model, during periods of high growth and sales of new products relative to revenue in that period, the amount of sales commission expense attributable to the license agreement would be recognized fully in the year and could negatively impact income and earnings per share in that period.

(h) Accounting for Stock-Based Compensation: Effective April 1, 2005, the Company adopted, under the modified retrospective basis, the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)), which establishes accounting for stock-based awards exchanged for employee services. Under the provisions of SFAS No. 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee requisite service period (generally the vesting period of the equity grant).

(i) Net Income From Continuing Operations per Share: Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing (i) the sum of net income and the after-tax amount of interest expense recognized in the period associated with outstanding dilutive Convertible Senior Notes by (ii) the sum of the weighted average number of common shares outstanding for the period and dilutive common share equivalents.

For the year ended March 31, 2007, 2006 and 2005, approximately 15 million, 11 million and 15 million options to purchase common stock, respectively, were excluded from the calculation, as the exercise prices were greater than the average market price of the common stock during the respective periods.

	YEAR ENDED MARCH 31,
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)	2007	2006	2005

Income from continuing operations, net of taxes	121	160	27
Interest expense associated with the 1.625% Convertible Senior
Notes, net of tax[1]	5	5	—

Numerator in calculation of diluted income per share	126	165	27

Weighted average shares outstanding and common share equivalents
Weighted average common shares outstanding	544	581	588
Weighted average shares upon assumed conversion of 1.625% Convertible Senior Notes	23	23	—
Weighted average awards outstanding	2	3	2

Denominator in calculation of diluted income per share[2]	569	607	590

Diluted income per share from continuing operations	$0.22	$0.27	$0.05

1	If the common share equivalents for the 5% Convertible Senior Notes (27 million shares) issued in March 2002 and 1.625% Convertible Senior Notes (23 million shares) issued in December 2002 had been dilutive, interest expense, net of tax, related to the 1.625% Convertible Senior Notes would have been added back to income from continuing operations to calculate diluted earnings per share from continuing operations in fiscal years 2005. The related interest expense, net of tax, for the fiscal year ended March 31, 2005 was approximately $25 million.

2	If all common share equivalents for the fiscal year ended March 31, 2005 had been dilutive, the denominator in calculation of diluted income per share would have been 640 million shares.

(j) Comprehensive Income: Comprehensive income includes net income, foreign currency translation adjustments and unrealized gains (losses), net of taxes on the Company’s available-for-sale securities. As of March 31, 2007 and 2006, accumulated other comprehensive loss included foreign currency translation losses of $98 million and $110 million, respectively. Accumulated other comprehensive loss also includes an unrealized gain on equity securities, net of tax, of $2 million for the fiscal year ended March 31, 2007 and an unrealized gain on equity securities, net of tax, of $3 million for the fiscal year ended March 31, 2006. The components of comprehensive income, net of applicable tax, for the fiscal years ended March 31, 2007, 2006 and 2005 are included within the Consolidated Statements of Stockholders’ Equity.

(k) Fair Value of Financial Instruments: The carrying value of financial instruments classified as current assets and current liabilities, such as cash and cash equivalents, accounts payable, accrued expenses, and short-term debt, approximate fair value due to the short-term maturity of the instruments. The fair values of marketable securities and long-term debt, including current maturities, have been based on quoted market prices. See Note 4, “Marketable Securities”, and Note 7, “Debt”.

(l) Concentration of Credit Risk: Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of marketable securities and accounts receivable. Amounts included in accounts receivable expected to be collected from customers, as disclosed in Note 6, “Trade and Installment Accounts Receivable,” have limited exposure to concentration of credit risk due to the diverse customer base and geographic areas covered by operations. Unbilled amounts due under our prior business model that are expected to be collected from customers includes one large IT outsourcer with a license arrangement that extends through fiscal year 2012 with a net unbilled receivable balance in excess of $400 million.

(m) Cash and Cash Equivalents and Marketable Securities: All financial instruments purchased with a maturity of three months or less are considered cash equivalents. The Company has determined that all of its investment securities should be classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in Stockholders’ Equity under the caption “Accumulated Other Comprehensive Loss.” The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in the “Interest expense, net” line item in the Consolidated Statements of Operations. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in the “Selling, general, and administrative” line item in the Consolidated Statements of Operations. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in the “Interest expense, net” line item in the Consolidated Statements of Operations.

(n) Restricted Cash: The Company’s insurance subsidiary requires a minimum restricted cash balance of $50 million. In addition, the Company has other restricted cash balances, including cash collateral for letters of credit. The total amount of restricted cash as of March 31, 2007 and 2006 was $61 million and $60 million, respectively, and is included in the “Other noncurrent assets” line item on the Consolidated Balance Sheets.

(o) Long-Lived Assets

Property and Equipment: Land, buildings, equipment, furniture, and improvements are stated at cost. Depreciation and amortization are provided over the estimated useful lives of the assets by the straight-line method. Building and improvements are estimated to have 5- to 40-year lives, and the remaining property and equipment are estimated to have 3- to 7-year lives.

A summary of property and equipment is as follows:

	MARCH 31,
(DOLLARS IN MILLIONS)	2007	2006

Land and buildings	$233	$488
Equipment, furniture, and improvements	1,158	1,066

	1,391	1,554
Accumulated depreciation and amortization	(922)	(920)

Net property and equipment	$469	$634

Depreciation expense for the fiscal years ended March 31, 2007, 2006, and 2005 was approximately $92 million, $83 million, and $89 million, respectively.

On August 15, 2006, the Company entered into a purchase and sale agreement, pursuant to which the Company sold its corporate headquarters located in Islandia, New York with a net book value of $194 million for approximately $201 million in net cash proceeds. In connection with the sale of the building, the Company entered into a fifteen year lease agreement for its corporate headquarters with renewal options for an additional twenty years. The Company is responsible for paying real estate taxes and operating expenses, as well as any capital expenditures required to maintain the premises in good condition and repair and in compliance with applicable laws. The Company concluded that the sale of its corporate headquarters qualifies for sale-leaseback and operating lease accounting treatment. Accordingly, the Company recorded a deferred gain of approximately $7 million, which is being amortized as a reduction to rent expense on a straight-line basis over the initial lease term of fifteen years.

Future minimum lease payments to be made under this non-cancelable operating lease as of March 31, 2007 are as follows:

FISCAL YEARS
(IN MILLIONS)

2008	$15
2009	15
2010	15
2011	16
2012	16
And thereafter	152

Total minimum lease payments	$229

Total rent expense related to this lease arrangement during fiscal year 2007 was approximately $10 million.

Capitalized Software Costs and Other Identified Intangible Assets: Capitalized software costs include the fair value of rights to market software products acquired in purchase business combinations (Purchased Software Products). In allocating the purchase price to the assets acquired in a purchase business combination, the Company allocates a portion of the purchase price equal to the fair value at the acquisition date of the rights to market the software products of the acquired company. The purchase price of Purchased Software Products is capitalized and amortized over the estimated useful life of such products over a period not exceeding eight years. In connection with the acquisition of Cybermation, Inc. (Cybermation), MDY Group International, Inc. (MDY), XOsoft, Inc. (XOsoft), and Cendura Corporation (Cendura) the Company capitalized approximately $9 million, $5 million, $9 million, and $21 million of purchased software, respectively.

In accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” internally generated software development costs associated with new products and significant enhancements to existing software products are expensed as incurred until technological feasibility has been established. Internally generated software development costs of $85 million, $84 million, and $70 million were capitalized during fiscal years 2007, 2006, and 2005, respectively. The Company recorded amortization of $54 million, $48 million, and $41 million for the fiscal years ended March 31, 2007, 2006, and 2005, respectively, which was included in the “Amortization of capitalized software costs” line item in the Consolidated Statements of Operations. Unamortized, internally generated software development costs included in the “Other noncurrent assets” line item on the Consolidated Balance Sheets as of March 31, 2007 and 2006 were $226 million and $195 million, respectively. Annual amortization of capitalized software costs is the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life of the software product, generally estimated to be five years from the date the product became available for general release to customers. The Company amortized capitalized software costs using the straight-line method in fiscal years 2007, 2006, and 2005, as anticipated future revenue is projected to increase for several years considering the Company is continuously integrating current software technology into new software products.

Other identified intangible assets include both customer relationships and trademarks/trade names.

In connection with the acquisition of Cybermation, MDY, and XOsoft in fiscal year 2007, the Company recognized approximately $19 million, $3 million, and $7 million, respectively of customer relationships and trademarks/trade names. In connection with the acquisition of Concord Communications, Inc. (Concord), Niku Corporation (Niku), iLumin Software Services, Inc. (iLumin), and Wily Technology, Inc. (Wily) in fiscal year 2006, the Company recognized approximately $22 million, $44 million, $21 million and $126 million, respectively of customer relationships and trademarks/trade names.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, certain identified intangible assets with indefinite lives are not subject to amortization. The Company periodically reviews its long lived assets and certain identifiable intangible assets with indefinite lives for impairment annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. During the fourth quarter of fiscal year 2007, the Company recorded an impairment charge of approximately $12 million, relating to a certain identifiable intangible asset that was acquired in conjunction with a prior year acquisition and not subject to amortization. For fiscal year 2007, the impairment charge was reported in the “Restructuring and other” line item in the Consolidated Statements of Operations. The balance of these identified intangible assets with indefinite lives at March 31, 2007 and 2006 was $14 million and $26 million, respectively.

The Company amortizes all other identified intangible assets over their remaining economic lives, estimated to be between six and twelve years. The Company recorded amortization of other identified intangible assets of $57 million, $51 million and $40 million in the fiscal years ended March 31, 2007, 2006 and 2005, respectively. The net carrying value of other identified intangible assets as of March 31, 2007 and 2006 was $348 million and $388 million, respectively, and was included in the “Other noncurrent assets” line item on the Consolidated Balance Sheets.

The gross carrying amounts and accumulated amortization for identified intangible assets are as follows:

	AT MARCH 31, 2007
	GROSS	ACCUMULATED	NET
(IN MILLIONS)	ASSETS	AMORTIZATION	ASSETS

Capitalized software:
Purchased	$4,803	$4,600	$203
Internally developed	639	413	226
Other identified intangible assets subject to amortization	657	323	334
Other identified intangible assets not subject to amortization	14	—	14

Total	$6,113	$5,336	$777

	AT MARCH 31, 2006
	GROSS	ACCUMULATED	NET
(IN MILLIONS)	ASSETS	AMORTIZATION	ASSETS

Capitalized software:
Purchased	$4,760	$4,299	$461
Internally developed	558	363	195
Other identified intangible assets subject to amortization	628	266	362
Other identified intangible assets not subject to amortization	26	—	26

Total	$5,972	$4,928	$1,044

Based on the identified intangible assets recorded through March 31, 2007, the annual amortization expense over the next five fiscal years is expected to be as follows:

	YEAR ENDED MARCH 31,
(IN MILLIONS)	2008	2009	2010	2011	2012

Capitalized software:
Purchased	$58	$48	$37	$25	$15
Internally developed	59	56	48	37	21
Other identified intangible assets subject to amortization	62	56	51	51	31

Total	$179	$160	$136	$113	$67

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

Goodwill is not amortized into results of operations but instead is reviewed for impairment. During the fourth quarter of fiscal year 2007, the Company performed its annual impairment review of goodwill and concluded that there was no impairment in the current fiscal year. Similar impairment reviews were performed during the fourth quarter of fiscal years 2006 and 2005. The Company concluded that there was no impairment to be recorded in these fiscal years.

The carrying value of goodwill was $5.35 billion and $5.31 billion as of March 31, 2007 and March 31, 2006, respectively. During fiscal year 2007, goodwill increased by approximately $121 million as a result of fiscal year 2007 acquisitions, which was partially offset by approximately $53 million of goodwill adjustments for prior year acquisitions. The goodwill adjustments for the fiscal year 2007 primarily consisted of a $20 million favorable resolution to certain foreign tax credits that were acquired and fully reserved that resulted from the conclusion of an Internal Revenue Service audit and approximately $19 million related to other adjustments to deferred tax assets and liabilities associated with acquired businesses from prior periods. Goodwill was also reduced by approximately $31 million due to the divesture of Benit. Refer to Note 2, “Acquisitions and Divestitures,” for additional information relating to the Company’s sale of Benit.

The carrying value of goodwill was $5.31 billion and $4.54 billion as of March 31, 2006 and 2005, respectively. During fiscal year 2006, goodwill increased approximately $764 million due primarily to the acquisitions of Concord, Niku, iLumin and Wily of approximately $345 million, $226 million, $36 million and $232 million, respectively. Subsequent to the acquisition dates, in fiscal year 2006, the goodwill balances for Concord and Niku were increased/(decreased) to revise the initial purchase price allocation by approximately $12 million and ($83) million, respectively. Goodwill adjustments of approximately $7 million were also recorded in connection with smaller acquisitions made during fiscal year 2006. Goodwill associated with acquisitions prior to fiscal year 2006 were reduced by approximately $3 million. Goodwill was also reduced by $8 million for the sale of MultiGen-Paradigm, Inc. Refer to Note 2 “Acquisitions and Divestitures,” for additional information relating to the Company’s sale of MultiGen.

(p) Derivative Financial Instruments: Derivatives are accounted for in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). Periodically, as part of the Company’s on-going risk management program, the Company enters into derivative contracts with the intent of mitigating a certain portion of the Company’s operating exposures, which could include its exposure to foreign currency denominated monetary assets and liabilities. The Company did not apply hedge accounting treatment under SFAS No. 133 for these exposures. Accordingly, all outstanding derivatives are recognized on the balance sheet at fair value and the changes in fair value from these contracts are recorded as other gains or expenses, in the statement of operations.

During fiscal year 2007, the Company entered into derivative contracts with a total notional value of approximately 208 million euros and 2.5 billion yen, of which 75 million euros were outstanding as of March 31, 2007. The derivative contracts that were entered into during fiscal year 2007 resulted in a loss of approximately $3 million, of which $1 million related to unrealized losses on outstanding derivative contracts as of March 31, 2007. These results are included in the “Other gains, net” line item of the Consolidated Statement of Operations for the fiscal year ended March 31, 2007. The derivatives outstanding at the end of March 31, 2007 matured in April 2007. In April and May 2007, the Company entered into similar derivative contracts as those entered during the fiscal year 2007 relating to the Company’s operating exposures.

For the fiscal year ended March 31, 2006, the Company entered into derivative contracts with a total notional value of 280 million euros. Derivatives with a notional value of 80 million euros were entered into with the intent of mitigating a certain portion of the Company’s euro operating exposure and were part of the Company’s on-going risk management program. Derivatives with a notional value of 200 million euros were entered into during March 2006 with the intent of mitigating a certain portion of the foreign exchange variability associated with the Company’s repatriation of approximately $584 million from its foreign subsidiaries. Hedge accounting under SFAS No. 133 was not applied to any of the derivatives entered into during the fiscal year ended March 31, 2006. The resulting gain of approximately $1 million for the fiscal year ending March 31, 2006 is included in the “Other gains, net” line in the Consolidated Statement of Operations. At March 31, 2006, there were no derivative contracts outstanding.

(q) Stock Repurchase: During fiscal year 2007, the Company repurchased approximately 10 million shares of its common stock for approximately $225 million prior to August 15, 2006 as part of the Company’s previously authorized $600 million common stock repurchase plan. On August 15, 2006, the Company announced the commencement of a tender offer to purchase outstanding shares of CA common stock, at a price not less than $22.50 and not greater than $24.50 per share. This tender offer represented the initial phase of the up to $2 billion stock repurchase plan that the Company announced in June 2006, which replaced the prior $600 million common stock repurchase plan. In the tender offer, CA offered to purchase for cash up to 40,816,327 shares of its common stock, par value $0.10 per share, including the Associated Rights to Purchase Series One Junior Participating Preferred Stock, Class A at a per share purchase price of not less than $22.50 nor greater than $24.50, net to the seller in cash, without interest. The tender offer also allowed CA the right to purchase up to 11,345,647 additional shares without amending or extending the offer.

On September 14, 2006, the expiration date of the tender offer, CA purchased 41,225,515 shares at a purchase price of $24.00 per share, for a total price of approximately $989 million, which excludes bank, legal and other associated charges of approximately $2 million. Upon completion of the tender offer, the Company retired all the shares that were purchased, which resulted in a reduction of the common stock issued and outstanding as reflected in the Company’s stockholders’ equity on the Consolidated Balance Sheet at March 31, 2007. A total of $750 million was drawn down from the Company’s revolving credit facility (the 2004 Revolving Credit Facility) in September 2006 in order to finance a portion of the tender offer. The Company’s current borrowing rate is 6.49%. The maximum committed amount available under the 2004 Revolving Credit Facility is $1 billion, exclusive of incremental credit increases of up to an additional $250 million which are available subject to certain conditions and the agreement of the Company’s lenders. Total interest expense relating to the borrowing for the fiscal year 2007 was approximately $25 million.

(r) Reclassifications and other adjustments: Certain prior year balances have been reclassified to conform to the current period’s presentation.

Approximately $134 million of current liabilities that were components of “Accounts payable” at March 31, 2006 have been reclassified to “Accrued expenses and other current liabilities” on the Consolidated Balance Sheet to conform to the March 31, 2007 presentation.

Approximately $5 million of capital lease obligations that were components of “Accrued expenses and other current liabilities” at March 31, 2006 have been reclassified accordingly between “Current portion of long-term debt and loans payable” and “Long-term debt, net of current portion” on the Consolidated Balance Sheet to conform to the March 31, 2007 presentation.

Approximately $32 million of deferred tax assets that were offset against “Deferred income taxes — long term liabilities” at March 31, 2006 have been reclassified to “Deferred income taxes — current assets” on the Consolidated Balance Sheet to conform to the March 31, 2007 presentation.

Subsequent to the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, the Company determined in the second quarter of fiscal year 2007 that deferred tax assets associated with certain outstanding stock options were understated by approximately $47 million through an $8 million understatement in “Deferred income taxes — current assets” and a $39 million overstatement in “Deferred income taxes — noncurrent liabilities” on the Consolidated Balance Sheet as of March 31, 2006. Correspondingly, “Additional paid-in capital” was understated by $47 million on the Consolidated Balance Sheet and Statement of Stockholders’ Equity as of and for the year ended March 31, 2006. This error has been corrected on the Consolidated Balance Sheet as of March 31, 2006 in this Annual Report on Form 10-K. The impact of this correction on the affected line items is not considered material to the March 31, 2006 financial statements and does not affect the previously reported Consolidated Statements of Operations or Cash Flows for any prior periods.

During fiscal year 2007, the Company transferred its right and interest in future committed installment payments of approximately $111 million due under certain software license agreements. In accordance with Emerging Issue Task Force 88-18 (EITF 88-18), “Sales of Future Revenues”, the Company determined that these types of transactions should be reported as a financing obligation as opposed to deferred subscription revenue (collected). As of March 31, 2006, approximately $25 million of “Deferred subscription revenue (collected) — current” and $25 million of “Deferred subscription revenue (collected) — noncurrent”, was reclassified to “Financing obligations (collected) — current” and “Financing obligations (collected) — noncurrent”, respectively, on the Consolidated Balance Sheet to conform to the March 31, 2007 presentation.

Approximately $47 million of deferred professional services revenue that was a component of “Trade and installment accounts receivable, net” at March 31, 2006 has been reclassified between “Accrued expenses and other current liabilities” and “Other noncurrent liabilities” on the Consolidated Balance Sheet to conform to the March 31, 2007 presentation.

The Company determined in the fourth quarter of fiscal year 2007 that certain tax balances were not properly classified in the Consolidated Balance Sheet. Specifically, the net asset balance of “Deferred income taxes” was overstated by approximately $31 million, while “Federal, State, and foreign income taxes payable” was overstated by $58 million. The net difference of $27 million was related to the impacts from foreign exchange and was reflected as an adjustment to the opening balance of “Other Comprehensive Income” in the Consolidated Statement of Stockholders’ Equity. This error has been corrected on the Consolidated Balance Sheet as of March 31, 2006 in this Annual Report on Form 10-K. The impact of this correction on the affected line items is not considered material to the March 31, 2006 or prior financial statements and does not affect the previously reported Consolidated Statements of Operations or Cash Flows for any prior periods.

(s) Statements of Cash Flows: Interest payments for the fiscal years ended March 31, 2007, 2006 and 2005 were $112 million, $114 million and $120 million, respectively. Income taxes paid for these fiscal years were $296 million, $207 million and $12 million (net of a tax refund of $191 million), respectively.

Note 2 — Acquisitions and Divestitures
Acquisitions
During fiscal year 2007, the Company acquired the following companies:

•	Cybermation, Inc., a privately held provider of enterprise workload automation solutions.

•	MDY Group International, Inc., a privately held provider of enterprise records management software and services.

•	XOsoft, Inc., a privately held provider of complete recovery management solutions.

•	Cendura Corporation, a privately held provider of IT service management service delivery solutions.

The total cost of these acquisitions was approximately $173 million, net of approximately $20 million of cash and cash equivalents acquired and excluding a holdback of approximately $9 million.

The acquisitions of Cybermation, MDY, XOsoft and Cendura were accounted for as purchases and accordingly, their results of operations have been included in the Consolidated Financial Statements since the dates of their acquisitions. The Company recorded a charge of approximately $10 million for in-process research and development costs associated with the acquisition of XOsoft during the second quarter of fiscal year 2007. Total goodwill recognized in these transactions amounted to approximately $121 million. The allocation of a significant portion of the purchase price to goodwill was predominantly due to the relatively short lives of the developed technology assets, whereby a substantial amount of the purchase price was based on anticipated earnings beyond the estimated lives of the intangible assets. The 2007 fiscal year acquisitions included net deferred tax liabilities of approximately $15 million. The purchase price allocations for Cybermation, MDY, XOsoft and Cendura are based upon estimates which may be revised within one year of the date of acquisition as additional information becomes available. It is anticipated that the final purchase price allocation for these acquisitions will not differ materially from their preliminary allocations. The acquisitions completed in fiscal year 2007 were considered immaterial, both individually and in the aggregate, and therefore pro-forma information for both fiscal years 2007 and 2006 was not presented.

During the fourth quarter of fiscal year 2006, the Company completed its acquisition of Wily. Wily was a provider of enterprise application management software solutions that enable companies to manage their web applications and infrastructure. The total purchase price of the acquisition was approximately $374 million which included a holdback of approximately 10% of the initial purchase price. The acquisition of Wily has been accounted for as a purchase and accordingly, its results of operations have been included in the Consolidated Financial Statements since the date of its acquisition, March 3, 2006.

The acquisition cost of Wily has been allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition as follows:

(IN MILLIONS)

Cash and cash equivalents	$13
Purchased software	54
Deferred tax assets	34
Other assets assumed	8
Other intangibles—customer relationships	119
Other intangibles—tradenames	7
Goodwill	225
Deferred tax liabilities	(67)
Deferred revenue	(10)
Other liabilities assumed	(9)

Purchase price	$374

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

During the third quarter of fiscal year 2006, the Company completed its acquisition of iLumin. The total purchase price of the acquisition was approximately $48 million. iLumin was a privately held provider of enterprise message management and archiving software. iLumin’s Assentor product line has been added to the Company’s storage management solutions. The acquisition of iLumin has been accounted for as a purchase and accordingly, its results of operations have been included in the Consolidated Financial Statements since the date of its acquisition, October 14, 2005.

The acquisition cost of iLumin has been allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition as follows:

(IN MILLIONS)

Purchased software products	$2
Other assets	4
Customer relationships	21
Goodwill	35
Deferred tax liability	(8)
Other liabilities assumed	(6)

Purchase price	$48

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

During the second quarter of fiscal year 2006, the Company acquired the common stock of Niku, including its information technology governance (ITG) solution, for approximately $337 million. In addition, the Company converted options to acquire the common stock of Niku and incurred acquisition costs of approximately $5 million and $3 million, respectively, for an aggregate purchase price of $345 million. Niku was a provider of information technology management and governance

(IT-MG) solutions and the Company has integrated Niku’s ITG solutions with its business service optimization solutions. The acquisition of Niku has been accounted for as a purchase and accordingly, its results of operations have been included in the Consolidated Financial Statements since the date of its acquisition, July 29, 2005 (the Niku Acquisition Date).

The acquisition cost of Niku has been allocated to assets acquired, liabilities assumed and in-process research and development based on estimated fair values as follows:

(IN MILLIONS)

Cash	$44
Marketable securities	19
Deferred taxes assets	104
Other assets acquired	20
Purchased software products	23
In-process research and development	14
Customer relationships	42
Trademarks/tradenames	2
Goodwill	139
Deferred revenue	(4)
Deferred tax liabilities	(27)
Other liabilities assumed	(31)

Purchase price	$345

Approximately $14 million of the purchase price represents the estimated fair value of projects that, as of the Niku Acquisition Date, had not reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed and has been included in the “Charge for in-process research and development costs” line item in the Consolidated Statement of Operations for the fiscal year ended March 31, 2006.

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

Based upon additional information received subsequent to the Niku Acquisition Date, goodwill was adjusted downward by approximately $87 million as of March 31, 2007, primarily due to the recognition of deferred tax assets associated with acquired net operating losses. This adjustment has been included in the allocation presented above.

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

	FOR THE YEAR ENDED MARCH 31,
UNAUDITED (IN MILLIONS)	2006	2005
Revenue	$3,880	$3,711
Income (loss) from continuing operations	109	(29)
Net income (loss)	112	(29)
Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.19	$(0.05)
Discontinued operations	0.01	—

Net income (loss)	$0.20	$(0.05)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.18	$(0.05)
Discontinued operations	0.01	—

Net income (loss)	$0.19	$(0.05)

During the first quarter of fiscal year 2006, the Company acquired the common stock of Concord, including its Aprisma Management Technologies subsidiary, for an aggregate purchase price of approximately $359 million. The Company converted options to acquire the common stock of Concord and incurred acquisition costs of approximately $15 million and $7 million, respectively. Concord was a provider of network service management software solutions, and the Company has integrated Concord’s network management products into the Company’s Unicenter Enterprise Systems Management suite. The acquisition of Concord has been accounted for as a purchase and, accordingly, its results of operations have been included in the Consolidated Financial Statements since the date of its acquisition, June 7, 2005 (the Concord Acquisition Date). The pro-forma results shown above do not include the results of Concord as Concord was not considered a significant subsidiary at the time of acquisition.

The acquisition cost of Concord has been allocated to assets acquired, liabilities assumed, and in-process research and development based on estimated fair values as follows:

(IN MILLIONS)
Cash	$18
Marketable securities	58
Deferred tax assets	31
Other assets acquired	44
Purchased software products	18
In-process research and development	4
Customer relationships	19
Trademarks/tradenames	3
Goodwill	351
Deferred revenue	(19)
Deferred tax liabilities	(24)
3% convertible notes payable	(86)
Other liabilities assumed	(58)
Purchase price	$359

Approximately $4 million of the purchase price represents the estimated fair value of projects that, as of Concord Acquisition Date, had not reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed and has been included in the “Charge for in-process research and development costs” line item in the Consolidated Statement of Operations for the fiscal year ended March 31, 2006.

Purchased software products are being amortized over five years, trademarks/tradenames are being amortized over six years, and customer relationships are being amortized over seven years.

The allocation of a significant portion of the Concord purchase price to goodwill was predominantly due to the relatively short lives of the developed technology assets; whereby a substantial amount of the purchase price was based on earnings beyond the estimated lives of the intangible assets.

Based upon additional information received subsequent to the Concord Acquisition Date, goodwill was adjusted downward by approximately $18 million as of March 31, 2007, primarily due to the recognition of deferred tax assets and adjustments to net liabilities assumed. This adjustment has been included in the allocation presented above.

In connection with the acquisition of Concord, the Company assumed $86 million in 3% convertible senior notes payable due 2023. In accordance with the notes’ terms, the Company paid off the notes in full in July 2005.

At March 31, 2007, the Company had approximately $9 million in remaining holdback payments related to the acquisitions of Wily, XOsoft, and Cendura, which were included in the “Accrued expenses and other current liabilities” line on the Consolidated Balance Sheet. During fiscal year 2007, the Company made payments against these liabilities of approximately $38 million and the remaining balances are expected to be paid within the next twelve months.

Accrued acquisition-related costs and changes in these accruals, including additions related to the Company’s fiscal year 2007 and 2006 acquisitions were as follows:

	DUPLICATE
	FACILITIES &	EMPLOYEE
(IN MILLIONS)	OTHER COSTS	COSTS

Balance at March 31, 2005	$41	$9
Additions	31	23
Settlements	(18)	(18)
Adjustments	6	—

Balance at March 31, 2006	60	14
Additions	1	3
Settlements	(12)	(10)
Adjustments	(22)	(1)

Balance at March 31, 2007	$27	$6

The liabilities for duplicate facilities and other costs relate to operating leases, which are actively being renegotiated and expire at various times through 2010, negotiated buyouts of the operating lease commitments, and other contractual liabilities. The liabilities for employee costs primarily relate to involuntary termination benefits. Adjustments to the corresponding liability and related goodwill accounts are recorded when obligations are settled at amounts less than those originally estimated. Adjustments for fiscal year 2007 primarily consisted of a $20 million favorable resolution to certain foreign tax credits that were acquired and fully reserved that resulted from the conclusion of an Internal Revenue Service audit. The remaining liability balances are included in the “Accrued expenses and other current liabilities” line item on the Consolidated Balance Sheets.

Discontinued Operations:  In November 2006, the Company sold its 70% interest in Benit for approximately $3.3 million. The 70% interest sold represented all of the Company’s outstanding equity interest in Benit. As a result of the sale, the Company realized a loss of approximately $2 million, net of taxes, in the third quarter of fiscal year 2007. Included in the loss is the recognition of the cumulative foreign currency translation amount related to Benit of approximately $10 million which was previously included in “Accumulated other comprehensive loss”. The book value of the net assets disposed of was approximately $16 million, which included goodwill of approximately $31 million, and was not considered material to the March 31, 2006 Consolidated Balance Sheet. The assets and liabilities for Benit, as well as the cash flows were deemed immaterial for separate presentation as a discontinued operation in the Consolidated Balance Sheets and Consolidated Statements of Cash Flow. Benit offered a wide range of corporate solution services, such as IT outsourcing, business integration services, enterprise solutions and IT service management in Korea. The sale was part of the Company’s fiscal year 2007 cost reduction and restructuring plan (the fiscal 2007 plan), which included an estimated headcount reduction of 300 positions associated with consolidated subsidiaries considered to be joint ventures. The sale of Benit resulted in a headcount reduction of approximately 250 positions. Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has separately presented the results of Benit as a discontinued operation, including the loss on the sale on the Consolidated Statement of Operations.

The operating results of Benit are summarized as follows:

	YEARS ENDED MARCH 31,
(IN MILLIONS)	2007	2006	2005
Subscription revenue	$—	$1	$1
Maintenance	11	15	15
Software fees and other	3	2	—
Professional services	7	6	4
Total revenue	$21	$24	$20
Loss from sale of discontinued operation, net of taxes	$(2)	—	$—
Loss from discontinued operation, net of taxes	$(1)	$(4)	$1

In December 2005, the Company sold its wholly-owned subsidiary MultiGen-Paradigm, Inc. (MultiGen) to Parallax Capital Partners. MultiGen was a provider of real-time, end-to-end 3D solutions for visualizations, simulations and training applications used for both civilian and government purposes. The sale price was approximately $6 million, which includes reimbursement for certain employee-related costs. The purchase price was received in the form of an interest bearing note, which was paid in full during the first quarter of fiscal year 2008. Prior to the sale, MultiGen had revenues of approximately $9 million and $15 million for fiscal years 2006 and 2005, respectively. As a result of the sale in the third quarter of fiscal year 2006, the Company recorded a $3 million gain, net of a tax benefit of approximately $10 million. The Company has separately presented the gain on the disposal of MultiGen as a discontinued operation for the period ending December 31, 2005. The impact of MultiGen’s results on prior periods was not considered material.

Other
In December 2005, the Company acquired certain assets and liabilities of Control F-1 Corporation (Control F-1) for a total purchase price of approximately $14 million which was paid in January 2006. Control F-1 was a privately held provider of support automation solutions that automatically prevent, detect, and repair end-user computer problems before they disrupt critical IT services.

In November 2005, the Company announced an agreement with Garnett & Helfrich Capital, a private equity firm, to create an independent corporate entity, Ingres Corporation (Ingres). As part of the agreement, the Company contributed intellectual property, support contracts, the services of certain employees and other assets used exclusively in the business of the intellectual property contributed. The contributions from the Company and Garnett & Helfrich Capital, L.P., formed Ingres. The Company has a 25% ownership interest in the newly formed entity, in which it received an equity stake of $15 million. As a result of the transaction, the Company recorded a non-cash pre-tax gain for the three months ended December 31, 2005 of approximately $7 million due to the value of assets that were contributed during the formation of Ingres in accordance with Emerging Issues Task Force (EITF) Issue No. 01-2 Interpretations of APB Opinion No. 29. The gain was recorded as “Other gains, net” in the Consolidated Statements of Operations. As of March 31, 2007, the net book value of the investment in Ingres was reduced to $0, as a result of reported losses by Ingres subsequent to its formation, which were recorded under the equity method of accounting.

Note 3 — Restructuring and Other
Restructuring
Fiscal 2007 Plan:  In August 2006, the Company announced the fiscal 2007 plan to significantly improve the Company’s expense structure and increase its competitiveness. The fiscal 2007 plan’s objectives include a workforce reduction, global facilities consolidations and other cost reduction initiatives. The total cost of the fiscal 2007 plan is expected to be approximately $200 million, of which approximately $147 million was recognized in fiscal year 2007.

Severance: The Company currently estimates a reduction in workforce of approximately 2,000 individuals under the fiscal 2007 plan, including approximately 300 positions from the divestitures of consolidated majority owned subsidiaries considered joint ventures during the fiscal year ended March 31, 2007. The termination benefits the Company has offered in connection with this workforce reduction are substantially the same as the benefits the Company has provided historically for non-performance-based workforce reductions, and in certain countries have been provided based upon prior experiences with the restructuring plan announced in July 2005 (the fiscal 2006 plan) as described below. These costs have been recognized in accordance with SFAS No. 112, “Employers Accounting for Post Employment Benefits, an Amendment of FASB Statements No. 5 and 43” (SFAS No. 112). Enhancements to termination benefits which exceed past practice, will be recognized as incurred in accordance with SFAS No. 146 “Accounting for Costs Associated With Exit or Disposal Activities” (SFAS No. 146). The Company incurred approximately $124 million of severance costs for the fiscal year ended March 31, 2007, relating to a total of approximately 1,400 individuals. The Company anticipates total severance for the fiscal 2007 plan will cost approximately $150 million, the remainder of which will be recognized in fiscal year 2008. The plans associated with the balance of the reductions in workforce are still being finalized and the associated charges will be recorded once the actions are approved by management.

Facilities Abandonment: The Company recorded the costs associated with lease termination or abandonment when the Company ceased to utilize the leased property. Under SFAS No. 146, the liability associated with lease termination or abandonment is measured as the present value of the total remaining lease costs and associated operating costs, less probable sublease income. The Company accretes its obligations related to the facilities abandonment to the then-present value and, accordingly, recognizes accretion expense as a restructuring expense in future periods. The Company incurred approximately $23 million of charges related to abandoned properties during the fiscal year ending March 31, 2007 and anticipates that the remaining amounts will be incurred by the end of fiscal year 2008. The Company anticipates the facility portion of the fiscal 2007 plan will cost approximately $50 million.

Accrued restructuring costs and actual payments for fiscal year 2007 and the ending accrual balances at March 31, 2007 associated with the fiscal 2007 plan were as follows:

		FACILITIES
(IN MILLIONS)	SEVERANCE	ABANDONMENT

Additions	$124	$23
Payments	(37)	(6)

Accrued Balance at March 31, 2007	$87	$17

The liability balance for the severance portion of the remaining reserve is included in the “Salaries, wages and commissions” line on the Consolidated Balance Sheet. The liability for the facilities portion of the remaining reserve is included in the “Accrued expenses and other current liabilities” line item on the Consolidated Balance Sheet. The costs are included in the “Restructuring and other” line item on the Consolidated Statement of Operations for the fiscal year ended March 31, 2007.

Fiscal 2006 Plan: In July 2005, the Company announced the fiscal 2006 plan to increase efficiency and productivity and to more closely align its investments with strategic growth opportunities. The Company accounted for the individual components of the restructuring plan as follows:

Severance: The fiscal 2006 plan included a workforce reduction of approximately five percent, or 800 positions, worldwide. The termination benefits the Company offered in connection with this workforce reduction were substantially the same as the benefits the Company has provided historically for non-performance-based workforce reductions, and in certain countries have been provided based upon statutory minimum requirements. The employee termination obligations incurred in connection with the fiscal 2006 plan were accounted for in accordance with SFAS No. 112. In certain countries, the Company elected to provide termination benefits in excess of legal requirements subsequent to the initial implementation of the plan. These additional costs have been recognized as incurred in accordance with SFAS No. 146. The Company incurred approximately $22 million and $36 million of severance costs for the fiscal years ended March 31, 2007 and March 31, 2006, respectively. The Company has recognized substantially all of the severance related costs associated with the fiscal 2006 plan. Final payment of these amounts is dependent upon settlement with the works councils in certain international locations.

Facilities Abandonment: The Company recorded the costs associated with lease termination or abandonment when the Company ceased to utilize the leased property. Under SFAS No. 146, the liability associated with lease termination and/or abandonment is measured as the present value of the total remaining lease costs and associated operating costs, less probable sublease income. The Company accretes its obligations related to the facilities abandonment to the then-present value and, accordingly, recognizes accretion expense as a restructuring expense in future periods. The Company reduced the accrual for facilities abandonment related costs by approximately $3 million for the fiscal year ended March 31, 2007 due to revised estimates for sublease income on certain properties, and incurred approximately $30 million in costs for the fiscal year ended March 31, 2006. The Company has recognized substantially all of the facilities abandonment costs associated with the fiscal 2006 plan.

Accrued restructuring costs and changes in the accruals for fiscal years 2007 and 2006 associated with the fiscal 2006 plan were as follows:

		FACILITIES
(IN MILLIONS)	SEVERANCE	ABANDONMENT

Balance at March 31, 2005	$—	$—
Additions	36	30
Payments	(19)	(3)
Adjustments	1	—

Balance at March 31, 2006	18	27
Additions (reductions)	22	(3)
Payments	(34)	(10)

Balance at March 31, 2007	$6	$14

The liability balance for the severance portion of the remaining reserve is included in the “Salaries, wages and commissions line on the Consolidated Balance Sheets of the respective periods. The liability for the facilities portion of the remaining reserve is included in the “Accrued expenses and other current liabilities” line item on the Consolidated Balance Sheets.

Other
During the fiscal years ended March 31, 2007 and March 31, 2006, the Company incurred approximately $4 million and $10 million, respectively, in connection with the Company’s Deferred Prosecution Agreement entered into with the United States Attorney’s Office for the Eastern District of New York (see also Note 8, “Commitments and Contingencies”, in the Notes to the Consolidated Financial Statements). During fiscal year 2007, the Company incurred approximately $15 million in legal fees in connection with matters under review by the Special Litigation Committee, composed of independent members of the Board of Directors (refer to Note 8, “Commitments and Contingencies”, in the Notes to the Consolidated Financial Statements for further details). Additionally, in the fourth quarter of fiscal year 2007, the Company recorded an impairment charge of approximately $12 million, relating to certain separately identifiable intangible assets acquired in conjunction with a prior year acquisition that were not subject to amortization, and a charge of approximately $4 million for software that was capitalized for internal use but was determined to be impaired for future periods.

As part of the Company’s restructuring initiatives and associated review of the benefits of owning versus leasing certain properties, the Company entered into three sale/leaseback transactions during fiscal year 2006. Two of these transactions resulted in a loss totaling approximately $7 million which was recorded under “Restructuring and other” in the Consolidated Statements of Operations. The third sale/leaseback transaction resulted in a gain of approximately $5 million which is being recognized ratably as a reduction to rent expense over the life of the lease term. During fiscal year 2006, the Company also incurred approximately $5 million due to the termination of a non-core application development professional services project.

Note 4 — Marketable Securities
The following is a summary of marketable securities classified as available-for-sale:

	YEAR ENDED MARCH 31,
(IN MILLIONS)	2007	2006

Debt/Equity Securities:
Cost	$2	$30
Gross unrealized gains	3	4

Estimated fair value	$5	$34

There were no marketable securities that were considered restricted as of March 31, 2007 and March 31, 2006.

The Company realized net gains on sales of marketable securities of approximately $13 million, $2 million and $8 million for the fiscal years ended March 31, 2007, 2006 and 2005, respectively.

The estimated fair value of debt and equity securities is based upon published closing prices of those securities as of March 31, 2007 and March 31, 2006. For debt securities, amortized cost is classified by contractual maturity. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

In September 2006, the Company sold an investment in marketable securities and received net cash proceeds of approximately $32 million. The transaction resulted in a gain of approximately $14 million, which has been recorded in the “Other gains, net” line item of the Consolidated Statement of Operations for the fiscal year ended March 31, 2007.

The Company reviewed its investment portfolio for impairment and determined that, as of March 31, 2007 and 2006, the total unrealized loss for investments impaired for both greater and less than 12 months was immaterial. See also Note 1, “Significant Accounting Policies”.

The following table summarizes the cost and fair market value of the Company’s marketable securities at March 31, 2007 and 2006:

	MARCH 31, 2007		MARCH 31, 2006
		ESTIMATED		ESTIMATED
(IN MILLIONS)	COST	FAIR VALUE	COST	FAIR VALUE

Debt securities, which are recorded at market, maturing:
Within one year or less	$—	$—	$1	$1
Between one and three years	—	—	5	5
Between three and five years	—	—	1	1
Beyond five years	—	—	5	5

Debt securities, which are recorded at market	—	—	12	12
Equity securities, which are recorded at market	2	5	18	22

Total marketable securities	$2	$5	$30	$34

Total interest income, which primarily related to the Company’s cash and cash equivalent balances, for the fiscal years ended March 31, 2007, 2006, and 2005 was approximately $66 million, $57 million, and $50 million, respectively, and is included in the “Interest expense, net” line item in the Consolidated Statements of Operations.

Note 5 — Segment and Geographic Information
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

In addition to its United States operations, the Company operates through branches and wholly-owned subsidiaries in 46 foreign countries located in North America (3), Africa (1), South America (6), Asia/Pacific (16), and Europe (20). Revenue is allocated to a geographic area based on the location of the sale. The following table presents information about the Company by geographic area for the fiscal years ended March 31, 2007, 2006 and 2005:

	UNITED
(IN MILLIONS)	STATES	EUROPE	OTHER	ELIMINATIONS	TOTAL
March 31, 2007
Revenue
To unaffiliated customers	$2,131	$1,131	$681	$—	$3,943
Between geographic areas[1]	510	—	—	(510)	—
Total revenue	2,641	1,131	681	(510)	3,943
Property and equipment, net	242	177	50	—	469
Identifiable assets	9,241	908	436	—	10,585
Total liabilities	5,545	879	471	—	6,895

	UNITED
(IN MILLIONS)	STATES	EUROPE	OTHER	ELIMINATIONS	TOTAL
March 31, 2006
Revenue
To unaffiliated customers	$2,006	$1,123	$643	$—	$3,772
Between geographic areas[1]	459	—	—	(459)	—
Total revenue	2,465	1,123	643	(459)	3,772
Property and equipment, net	428	166	40	—	634
Identifiable assets	9,130	1,054	336	—	10,520
Total liabilities	4,296	948	522	—	5,766

	UNITED
(IN MILLIONS)	STATES	EUROPE	OTHER	ELIMINATIONS	TOTAL
March 31, 2005
Revenue:
To unaffiliated customers	$1,878	$1,096	$609	$—	$3,583
Between geographic areas[1]	472	—	—	(472)	—
Total revenue	2,350	1,096	609	(472)	3,583
Property and equipment, net	404	184	34	—	622
Identifiable assets	9,916	1,144	395	—	11,455
Total liabilities	5,081	903	401	—	6,385

1	Represents royalties from foreign subsidiaries determined as a percentage of certain amounts invoiced to customers.

No single customer accounted for 10% or more of total revenue for the fiscal years ended March 31, 2007, 2006, or 2005.

Note 6 — Trade and Installment Accounts Receivable
The Company uses installment license agreements as a standard business practice and has a history of successfully collecting substantially all amounts due under the original payment terms without making concessions on payments, software products, maintenance, or professional services. Net trade and installment accounts receivable represent financial assets derived from the committed amounts due from the Company’s customers that have been earned by the Company. These accounts receivable balances are reflected net of unamortized discounts based on imputed interest for the time value of money for license agreements under our prior business model, unearned revenue attributable to maintenance and allowances for doubtful accounts. These balances do not include unbilled contractual commitments executed under the Company’s current business model. Trade and installment accounts receivable are composed of the following components:

	MARCH 31,	MARCH 31,
(IN MILLIONS)	2007	2006

Current:
Accounts receivable	$779	$828
Other receivables	101	77
Unbilled amounts due within the next 12 months — prior business model	146	149
Less: Allowance for doubtful accounts	(32)	(25)
Less: Unearned revenue — current	(604)	(477)

Net trade and installment accounts receivable — current	$390	$552

Noncurrent:
Unbilled amounts due beyond the next 12 months — prior business model	357	511
Less: Allowance for doubtful accounts	(5)	(20)
Less: Unearned revenue — noncurrent	(21)	(42)

Net installment accounts receivable — noncurrent	$331	$449

The components of unearned revenue consist of the following:

	MARCH 31,	MARCH 31,
(IN MILLIONS)	2007	2006

Current:
Unamortized discounts	$32	$44
Unearned maintenance	1	4
Deferred subscription revenue (billed, uncollected)	571	429

Total unearned revenue — current	$604	$477

Noncurrent:
Unamortized discounts	$18	$34
Unearned maintenance	3	8

Total unearned revenue — noncurrent	$21	$42

During fiscal years 2007 and 2006, the Company transferred its rights and interest in future committed installments under ratable software license agreements to third party financial institutions with an aggregate contract value of approximately $111 million and $65 million, respectively, for which the Company received cash of approximately $104 million and $60 million, respectively. If the Company transfers its financial interest in future committed installments under a license agreement to a third party financing institution, for which revenue has not yet been recognized, the Company records the liability associated with the receipt of the cash as “Financing obligations (collected)” in the Consolidated Balance Sheets. The amounts received from third party financing institutions are classified as either current or non-current, depending upon when amounts are expected to be payable by the customer under the license agreement. When the payment is due from the customer to the third party, the Company relieves its liability to the financing institution and recognizes the previously financed amount as “Deferred subscription revenue (collected)” in the Consolidated Balance Sheets. As of March 31, 2007 and 2006, the aggregate remaining amounts due to the third party financing institutions classified as “Financing obligations (collected)” in the Consolidated Balance Sheets were approximately $102 million and $50 million, respectively. The financing agreements may contain limited recourse provisions with respect to the Company’s continued performance under the license agreements. Based on our historical experience, the Company believes that any liability which may be incurred as a result of these limited recourse provisions is remote.

Note 7 — Debt
Credit Facilities
As of March 31, 2007 and 2006, the Company’s committed bank credit facilities consisted of a $1 billion, unsecured bank revolving credit facility expiring in December 2008 (the 2004 Revolving Credit Facility).

	YEAR ENDED MARCH 31,
	2007		2006
	MAXIMUM	OUTSTANDING	MAXIMUM	OUTSTANDING
(IN MILLIONS)	AVAILABLE	BALANCE	AVAILABLE	BALANCE

2004 Revolving Credit Facility	$1,000	$750	$1,000	$—

2004 Revolving Credit Facility
In December 2004, the Company entered into the 2004 Revolving Credit Facility. The maximum committed amount available under the 2004 Revolving Credit Facility is $1 billion, exclusive of incremental credit increases of up to an additional $250 million which are available subject to certain conditions and the agreement of the lenders. The 2004 Revolving Credit Facility expires in December 2008 and $750 million was drawn as of March 31, 2007. No amounts were drawn as of March 31, 2006.

The Company drew down $750 million in September 2006 in order to finance the $1 billion tender offer, which is further described in the “Stock repurchase” section of Note 1 — “Significant Accounting Policies” in this Annual Report on Form 10-K. Borrowings under the 2004 Revolving Credit Facility bear interest at a rate dependent on the Company’s credit ratings at the time of such borrowings and are calculated according to a base rate or a Eurocurrency rate, as the case may be, plus an applicable margin and utilization fee. The Company’s current borrowing rate is 6.49%. Depending on the Company’s credit rating at the time of borrowing, the applicable margin can range from 0% to 0.325% for a base rate borrowing and from 0.50% to 1.325% for a Eurocurrency borrowing, and the utilization fee can range from 0.125% to 0.250%. Based on the Company’s credit ratings as of May 2007, the applicable margin is 0.025% for a base rate borrowing and 1.025% for a Eurocurrency borrowing, and the utilization fee is 0.125%. In addition, the Company must pay facility fees quarterly at rates dependent on the Company’s credit ratings. The facility fees can range from 0.125% to 0.30% of the amount of the committed amount under the facility (without taking into account any outstanding borrowings under such commitments). Based on the Company’s credit ratings as of May 2007, the facility fee is 0.225% of the $1 billion committed amount.

The 2004 Revolving Credit Facility contains customary covenants for transactions of this type, including two financial covenants: (i) for the 12 months ending each quarter-end, the ratio of consolidated debt for borrowed money to consolidated cash flow, each as defined in the 2004 Revolving Credit Facility, must not exceed 4.00 for the quarters ended March 31, 2007 and thereafter; and (ii) for the 12 months ending each quarter-end, the ratio of consolidated cash flow to the sum of interest payable on, and amortization of debt discount in respect of, all consolidated debt for borrowed money, as defined in the 2004 Revolving Credit Facility, must not be less than 5.00. In addition, as a condition precedent to each borrowing made under the 2004 Revolving Credit Facility, as of the date of such borrowing, (i) no event of default shall have occurred and be continuing and (ii) the Company is to reaffirm that the representations and warranties made in the 2004 Revolving Credit Facility (other than the representation with respect to material adverse changes, but including the representation regarding the absence of certain material litigation) are correct. As of May 2007, the Company is in compliance with these debt covenants.

Senior Note Obligations
As of March 31, 2007 and 2006, the Company had the following unsecured, fixed-rate interest, senior note obligations outstanding:

	YEAR ENDED MARCH 31,
(IN MILLIONS)	2007	2006

6.500% Senior Notes due April 2008	$350	$350
4.750% Senior Notes due December 2009	500	500
1.625% Convertible Senior Notes due December 2009	460	460
5.625% Senior Notes due December 2014	500	500

Fiscal Year 1999 Senior Notes
In fiscal year 1999, the Company issued $1.75 billion of unsecured Senior Notes in a transaction pursuant to Rule 144A under the Securities Act of 1933 (Rule 144A). Amounts borrowed, rates, and maturities for each issue were $575 million at 6.25%

due and paid in April 2003, $825 million at 6.375% due and paid in April 2005, and $350 million at 6.5% due April 15, 2008. As of March 31, 2007, $350 million of the 6.5% Senior Notes remained outstanding.

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

1.625% Convertible Senior Notes
In fiscal year 2003, the Company issued $460 million of unsecured 1.625% Convertible Senior Notes (1.625% Notes), due December 15, 2009, in a transaction pursuant to Rule 144A. The 1.625% Notes are senior unsecured indebtedness and rank equally with all existing senior unsecured indebtedness. Concurrent with the issuance of the 1.625% Notes, we entered into call spread repurchase option transactions (1.625% Notes Call Spread) to partially mitigate potential dilution from conversion of the 1.625% Notes. The option purchase price of the 1.625% Notes Call Spread was $73 million and the entire purchase price was charged to Stockholders’ Equity in December 2002. Under the terms of the 1.625% Notes Call Spread, the Company can elect to receive (i) outstanding shares equivalent to the number of shares that will be issued if all of the 1.625% Notes are converted into shares (23 million shares) upon payment of an exercise price of $20.04 per share (aggregate price of $460 million); or (ii) a net cash settlement, net share settlement or a combination, whereby the Company will receive cash or shares equal to the increase in the market value of the 23 million shares from the aggregate value at the $20.04 exercise price (aggregate price of $460 million), subject to the upper limit of $30.00 discussed below. The 1.625% Notes Call Spread is designed to partially mitigate the potential dilution from conversion of the 1.625% Notes, depending upon the market price of the Company’s common stock at such time. The 1.625% Notes Call Spread can be exercised in December 2009 at an exercise price of $20.04 per share. To limit the cost of the 1.625% Notes Call Spread, an upper limit of $30.00 per share has been set, such that if the price of the common stock is above that limit at the time of exercise, the number of shares eligible to be purchased will be proportionately reduced based on the amount by which the common share price exceeds $30.00 at the time of exercise. As of March 31, 2007, the estimated fair value of the 1.625% Notes Call Spread was approximately $122 million, which was based upon independent valuations from third-party financial institutions.

3% Concord Convertible Notes
In connection with our acquisition of Concord in June 2005, we assumed $86 million in 3% convertible senior notes due 2023. In accordance with the notes’ terms, we redeemed (for cash) the notes in full in July 2005.

Other Indebtedness

	YEAR ENDED MARCH 31,
	2007		2006
	MAXIMUM	OUTSTANDING	MAXIMUM	OUTSTANDING
(IN MILLIONS)	AVAILABLE	BALANCE	AVAILABLE	BALANCE

International line of credit	$20	$—	$5	$—
Capital lease obligations and other	—	23	—	6

International Line of Credit
An unsecured and uncommitted multi-currency line of credit is available to meet short-term working capital needs for the Company’s subsidiaries operating outside the United States. The line of credit is available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between the Company’s subsidiaries and the local bank at the time of each specific transaction. As of March 31, 2007, the amount available under this line totaled approximately $20 million and approximately $3 million was pledged in support of bank guarantees. Amounts drawn under these facilities as of March 31, 2007 were minimal.

In addition to the above facility, the Company and its subsidiaries use guarantees and letters of credit issued by financial institutes to guarantee performance on certain contracts. At March 31, 2007, none of these arrangements had been drawn down by third parties.

Other
As of March 31, 2007 and 2006, the Company had various other debt obligations outstanding, which approximated $23 million and $6 million, respectively.

At March 31, 2007, our senior unsecured notes were rated Ba1, BB, and BB+ by Moody’s Investor Service (Moody’s), Standard and Poor’s (S&P) and Fitch Ratings (Fitch), respectively. The outlook on these unsecured notes is negative by all three rating agencies. As of May 2007, the Company’s rating and outlook remained unchanged. Peak borrowings under all debt facilities during the fiscal year 2007 totaled approximately $2.58 billion, with a weighted average interest rate of 5.4%.

The Company conducts an ongoing review of its capital structure and debt obligations as part of its risk management strategy. Excluding the 2004 Revolving Credit Facility, the fair value of the Company’s long-term debt, including the current portion of long-term debt, was $1.92 billion and $1.96 billion at March 31, 2007 and 2006, respectively. The fair value of long-term debt is based on quoted market prices. See also Note 1, “Significant Accounting Policies”.

Interest expense for the fiscal years ended March 31, 2007, 2006, and 2005 was $122 million, $95 million, and $153 million, respectively.

The maturities of outstanding debt are as follows:

	YEAR ENDED MARCH 31,
(IN MILLIONS)	2008	2009	2010	2011	2012	THEREAFTER

Amount due	$11	$1,109	$963	$—	$—	$500

Note 8 — Commitments and Contingencies
The Company leases real estate and certain data processing and other equipment with lease terms expiring through 2023. The leases are operating leases and provide for renewal options and additional rentals based on escalations in operating expenses and real estate taxes. The Company has no material capital leases.

Rental expense under operating leases for facilities and equipment was $196 million, $199 million, and $187 million for the fiscal years ended March 31, 2007, 2006, and 2005, respectively. Rental expense for the fiscal years ended March 31, 2007, 2006, and 2005 includes sublease income of $31 million, $10 million and $16 million, respectively.

Future minimum lease payments under non-cancelable operating leases at March 31, 2007, were as follows:

(IN MILLIONS)

2008	$163
2009	130
2010	107
2011	82
2012	67
Thereafter	335

Total	884

Less income from sublease	(101)

Net minimum operating lease payments	$783

The Company has commitments to invest approximately $3 million in connection with joint venture agreements.

Prior to fiscal year 2001, the Company sold individual accounts receivable under the prior business model to a third party subject to certain recourse provisions. The outstanding principal balance of these receivables subject to recourse approximated $115 million and $146 million as of March 31, 2007 and 2006, respectively.

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

On February 1, 2005, the Company established a Special Litigation Committee of independent members of its Board of Directors to, among other things, control and determine the Company’s response to the 60(b) Motions. The Special Litigation Committee has announced its conclusions, determinations, recommendations and actions with respect to the 60(b) Motions (see “— Derivative Actions Filed in 2004” below).

The Government Investigation — DPA Concluded
In September 2004, the Company reached agreements with the United States Attorney’s Office for the Eastern Division of New York (USAO) and the Northeast Region of the Securities and Exchange Commission (SEC) by entering into a Deferred Prosecution Agreement (DPA) with the USAO and consenting to the entry of a Final Consent Judgment (Consent Judgment) in a parallel proceeding brought by the SEC in the United States District Court for the Eastern District of New York (the Federal Court). The Federal Court approved the DPA on September 22, 2004 and entered the Consent Judgment on September 28, 2004. The agreements resolved USAO and SEC investigations into certain of the Company’s past accounting practices, including its revenue recognition policies and procedures during certain periods prior to the adoption of the business model in October 2000, and obstruction of their investigations.

On May 21, 2007, based on the Company’s compliance with the DPA’s terms, the Federal Court ordered dismissal of the charges that had been filed against the Company in connection with the DPA. As a result of the dismissal and as provided in the DPA, the DPA thereupon expired and is thus concluded.

The Consent Judgment contains provisions which are parallel to the DPA, and it permanently enjoins the Company from violating certain provisions of the federal securities laws. The injunctive provisions of the Consent Judgment remain in effect. For additional information concerning the DPA, the Consent Judgment, and related matters, see discussion below.

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

On January 26, 2007, Mr. Zar was sentenced to a term of imprisonment for seven months and home confinement for seven months. On January 29, 2007, Mr. Kaplan was sentenced to home confinement for six months. On January 30, 2007, Mr. Rivard was sentenced to home confinement for four months. On January 31, 2007, Mr. Silverstein was sentenced to home confinement for six months. The Federal Court has deferred its decisions on restitution owed by Messrs. Kaplan, Rivard and Zar until a date to be determined.

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

As noted above, in September 2004, the Company agreed to, and the Federal Court approved, the DPA and the Consent Judgment.

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

Pursuant to the DPA, the Company proposed and the USAO accepted, on or about November 4, 2004, the appointment of Kenneth R. Feinberg as Fund Administrator. Also, pursuant to the Agreements, Mr. Feinberg submitted to the USAO on or about June 28, 2005, a Plan of Allocation for the Restitution Fund (the Restitution Fund Plan). The Restitution Fund Plan was approved by the Federal Court on August 18, 2005. The Company’s payments to the restitution fund, which will be allocated and distributed to certain current and former stockholders of the Company as determined by the Fund Administrator, are in addition to the amounts that the Company previously agreed to provide current and former stockholders in settlement of certain class action lawsuits in August 2003 (see “— Stockholder Class Action and Derivative Lawsuits Filed Prior to 2004”). This latter amount was paid by the Company in December 2004 in shares at a then total value of approximately $174 million.

Under the Agreements, the Company also agreed, among other things, to take the following actions by December 31, 2005: (1) to add a minimum of two new independent directors to its Board of Directors; (2) to establish a Compliance Committee of the Board of Directors; (3) to implement an enhanced compliance and ethics program, including appointment of a Chief Compliance Officer; (4) to reorganize its Finance and Internal Audit Departments; and (5) to establish an executive disclosure committee. The reorganization of the Finance Department is in progress and the reorganization of the Internal Audit Department is substantially complete. On December 9, 2004, the Company announced that Patrick J. Gnazzo had been named Senior Vice President, Business Practices, and Chief Compliance Officer, effective January 10, 2005. On February 11, 2005, the Board of Directors elected William McCracken to serve as a new independent director, and also changed the name of the Audit Committee of the Board of Directors to the Audit and Compliance Committee of the Board of Directors and amended the Committee’s charter. On April 11, 2005, the Board of Directors elected Ron Zambonini to serve as a new independent director. On November 11, 2005, the Board of Directors elected Christopher Lofgren to serve as a new independent director. On April 26, 2007, the Board of Directors elected Raymond J. Bromark to serve as a new independent director.

Under the Agreements, the Company also agreed to the appointment of an Independent Examiner to examine the Company’s practices for the recognition of software license revenue, its ethics and compliance policies and other specified matters. The Agreements provided that the Independent Examiner would also review the Company’s compliance with the Agreements and periodically report findings and recommendations to the USAO, SEC and Board of Directors. On March 16, 2005, the Federal Court appointed Lee S. Richards III, Esq. of Richards Spears Kibbe & Orbe LLP (now, Richards Kibbe & Orbe LLP), to serve as Independent Examiner. On September 15, 2005, Mr. Richards issued his six-month report concerning his recommendations for best practices regarding certain areas specified in the Agreements. On December 15, 2005, March 15, 2006, June 15, 2006, September 15, 2006 and December 15, 2006, Mr. Richards issued quarterly reports concerning the Company’s compliance with the Agreements. On May 1, 2007, Mr. Richards issued a Final Report concerning the Company’s compliance with the Agreements.

Pursuant to the Consent Judgment with the SEC, the Company is permanently enjoined from violating Section 17(a) of the Securities Act of 1933 (the Securities Act), Sections 10(b), 13(a) and 13(b)(2) of the Securities Exchange Act of 1934 (the Exchange Act) and Rules 10b-5, 12b-20, 13a-1 and 13a-13 under the Exchange Act.

Under the DPA, the USAO agreed to seek dismissal of the charges the USAO filed against the Company in connection with the DPA, upon the Company’s compliance with the DPA. However, it was also agreed that the USAO could prosecute such charges against the Company at any time while the DPA was in effect if the USAO were to determine that the Company deliberately gave materially false, incomplete or misleading information pursuant to the DPA, committed any federal crime while the DPA was in effect or knowingly, intentionally and materially violated any provision of the DPA.

In his Fourth Report, dated June 15, 2006, the Independent Examiner described certain issues regarding the Company’s internal accounting controls and reorganization of the Finance Department. Accordingly, by letter dated September 14, 2006, the USAO informed the Federal Court that the USAO had determined to extend the term of the Independent Examiner to May 1, 2007. The extension was made pursuant to paragraph 22 of the DPA and with the consent of the Company. The Independent Examiner’s term was otherwise set to expire on September 16, 2006. The USAO, the SEC, the Independent Examiner and the Company agreed that the extension to May 1, 2007 was appropriate in light of the control-environment and commission-related material weaknesses announced in the 2006 Form 10-K, and issues concerning the reorganization of the Finance Department to be addressed by the Company’s then new Chief Financial Officer, Nancy Cooper, who had joined the

Company in August 2006. Beyond the control issues identified in the Independent Examiner’s June 15, 2006 report, the USAO advised the Federal Court that the Company had, as of the date of the above-referenced letter, substantially complied with the terms of the DPA. The USAO also informed the Federal Court that if the control issues described above were resolved by May 1, 2007, and the Company were otherwise in compliance with the DPA, the USAO would seek the Federal Court’s dismissal with prejudice of the charges that had been filed against the Company in connection with the DPA.

On May 15, 2007, the USAO submitted a motion to the Federal Court seeking dismissal of the charges. The USAO motion papers cited the May 1, 2007 final report of the Independent Examiner and stated that the Company complied with the DPA. On May 21, 2007, the Federal Court issued an order dismissing the charges; as a result of the dismissal and as provided in the terms of the DPA, the DPA thereupon expired and thus concluded.

On September 22, 2004, Mr. Woghin, the Company’s former General Counsel, pled guilty to a two-count information charging him with conspiracy to commit securities fraud and obstruction of justice. The SEC also filed a complaint in the Federal Court against Mr. Woghin alleging that he violated Section 17(a) of the Securities Act, Sections 10(b) and 13(b)(5) of the Exchange Act, and Rules 10b-5 and 13b2-1 thereunder. The complaint further alleged that under Section 20(e) of the Exchange Act, Mr. Woghin aided and abetted the Company’s violations of Sections 10(b), 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. Mr. Woghin consented to a partial judgment imposing a permanent injunction enjoining him from committing violations in the future and permanently baring him from serving as an officer or director of a public company. The SEC’s claims for disgorgement and civil penalties against Mr. Woghin are pending. On January 16, 2007, Mr. Woghin was sentenced to a term of imprisonment for two years and supervised release for a period of three years. By Order dated February 6, 2007, the Federal Court reduced Mr. Woghin’s term of imprisonment to one year and one day, with the balance of the initial two-year term to be served in home confinement. The Federal Court has deferred any decisions on restitution until a date to be determined.

Additionally, on September 22, 2004, the SEC filed complaints in the Federal Court against Sanjay Kumar and Stephen Richards alleging that they violated Section 17(a) of the Securities Act, Sections 10(b) and 13(b)(5) of the Exchange Act, and Rules 10b-5 and 13b2-1 thereunder. The complaints further alleged that under Section 20(e) of the Exchange Act, Messrs. Kumar and Richards aided and abetted the Company’s violations of Sections 10(b), 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. The complaints sought to enjoin Messrs. Kumar and Richards from further violations of the Securities Act and the Exchange Act and for disgorgement of gains they received as a result of these violations. On June 14, 2006, Messrs. Kumar and Richards consented to partial judgments imposing permanent injunctions enjoining them from committing violations of the federal securities laws in the future and permanently barring them from serving as officers or directors of public companies. The SEC’s claims against Messrs. Kumar and Richards for disgorgement and civil penalties are pending.

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

On or about June 29, 2005, the USAO filed a superseding indictment against Messrs. Kumar and Richards, dropping one count and adding several allegations to certain of the nine remaining counts. On April 24, 2006, Messrs. Kumar and Richards pled guilty to all counts in the superseding indictment filed by the USAO. On November 2, 2006, Mr. Kumar was sentenced to a term of imprisonment for twelve years. On or about April 13, 2007, the Federal Court executed a Stipulation and Order directing that Mr. Kumar pay restitution in the amount of $798.6 million, of which $50 million is due to be paid within 90 days of the date of the Order or by July 31, 2007, whichever is later. On November 14, 2006, Mr. Richards was sentenced to a term of imprisonment for seven years and three years of supervised release. The Federal Court has deferred any decisions on Mr. Richards’ restitution until a hearing at a date to be set by the Federal Court.

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

On February 1, 2005, the Company established a Special Litigation Committee of independent members of its Board of Directors to, among other things, control and determine the Company’s response to the Consolidated Complaint and the 60(b) Motions. On April 13, 2007, the Special Litigation Committee issued its reports, which announced the Special Litigation Committee’s conclusions, determinations, recommendations and actions with respect to the claims asserted in the Derivative Actions and in the 60(b) Motions. Also, in response to the Consolidated Complaint, the Special Litigation Committee served a motion which seeks the Federal Court’s approval of the Special Litigation Committee’s conclusions. As summarized in the

Company’s Current Report on Form 8-K filed with the SEC on April 13, 2007 and in the bullets below, the Special Litigation Committee concluded as follows:

•	The Special Litigation Committee has concluded that it would be in the best interests of the Company to pursue certain of the claims against Charles Wang (CA’s former Chairman and CEO) including filing a motion to set aside releases granted to Mr. Wang in 2000 and 2003. The Special Litigation Committee has determined and directed that these claims be pursued vigorously by CA using counsel retained by the Company. Certain other claims against Mr. Wang should be dismissed as they are duplicative of the ones to be pursued and are for various legal reasons infirm. The Special Litigation Committee will seek dismissal of these claims.

•	The Special Litigation Committee has reached a binding term sheet settlement (subject to court approval) with Sanjay Kumar (CA’s former Chairman and CEO). Pursuant to this settlement, the Company will receive a $15.25 million judgment against Mr. Kumar secured in part by real property and executable against his future earnings. This amount is in addition to the $52 million that Mr. Kumar will repay to CA’s shareholders as part of his criminal restitution proceedings. Based on his sworn financial disclosures, the Special Litigation Committee believes that, following his agreement with the government, Mr. Kumar had no material assets remaining. As a result, the Special Litigation Committee will seek dismissal of all claims against him.

•	The Special Litigation Committee has concluded that it would be in the best interests of the Company to pursue certain of the claims against former officer Peter Schwartz (CA’s former CFO). The Special Litigation Committee has determined and directed that these claims be pursued vigorously by CA using counsel retained by the Company. Certain other claims against Mr. Schwartz should be dismissed as they are duplicative of the ones to be pursued and are for various legal reasons infirm. The Special Litigation Committee will seek dismissal of these claims.

•	The Special Litigation Committee has concluded that it would be in the best interests of the Company to pursue certain of the claims against the former CA executives who have pled guilty to various charges of securities fraud and/or obstruction of justice — including David Kaplan (CA’s former head of Financial Reporting), Stephen Richards (CA’s former head of Worldwide Sales), David Rivard (CA’s former head of Sales Accounting), Lloyd Silverstein (CA’s former head of the Global Sales Organization), Steven Woghin (CA’s former General Counsel, and Ira Zar (CA’s former CFO). The Special Litigation Committee has determined and directed that these claims be pursued by CA using counsel retained by the Company, unless the Special Litigation Committee is able to successfully conclude its ongoing settlement negotiations with these individuals shortly after the conclusion of their criminal restitution proceedings.

•	The Special Litigation Committee has reached a settlement agreement (subject to court approval) with Russell Artzt (currently Executive Vice President of Products and a former CA Board member). The Special Litigation Committee noted that during its investigation, it did not uncover evidence that Mr. Artzt directed or participated in the “35 Day-Month” practice or that he was involved in the preparation or dissemination of the financial statements that led to the accelerated vesting of equity granted under the Company’s Key Employee Stock Ownership Plan (“KESOP”) as alleged in the Derivative Actions. Pursuant to this settlement, the Company will receive $9 million (the cash equivalent of approximately 354,890 KESOP shares) and, as a result, the Special Litigation Committee will seek dismissal of all claims against him.

•	The Special Litigation Committee has reached a settlement agreement (subject to court approval) with Charles McWade (CA’s former head of Financial Reporting and business development). Pursuant to this settlement, the Company will receive $1 million and, as a result, the Special Litigation Committee will seek dismissal of all claims against him.

•	The Special Litigation Committee believes that the claims (the “Director Claims”) against current and former CA directors Kenneth Cron, Alfonse D’Amato, Willem de Vogel, Gary Fernandes, Richard Grasso, Shirley Strum Kenny, Robert La Blanc, Jay Lorsch, Roel Pieper, Lewis Ranieri, Walter Schuetze, and Alex Vieux should be dismissed. The Special Litigation Committee has concluded that these directors did not breach their fiduciary duties and the claims against them lack merit.

•	The Special Litigation Committee has concluded that while the Company has potentially valid claims (the “McElroy Claims”) against former officer Michael McElroy (CA’s former senior vice president of the Legal department), it would be in the best interests of the Company to seek dismissal of the claims against him.

•	The Special Litigation Committee has concluded that it would be in the best interests of the Company to seek dismissal of the claims against CA’s former independent auditors, Ernst & Young LLP (“E&Y”). The Special Litigation Committee has recommended this dismissal in light of the relevant legal standards, in particular, the applicable statutes of limitation. However, the Special Litigation Committee has recommended that CA promptly sever all economic arrangements with E&Y.

•	The Special Litigation Committee has concluded that it would be in the best interests of the Company to seek dismissal of the claims against CA’s current independent auditors, KPMG LLP (“KPMG”). The Special Litigation Committee has determined that KPMG’s audits were professionally conducted. The Special Litigation Committee has recommended this dismissal in the exercise of its business judgment in light of legal and factual hurdles as well as the value of the Company’s business relationship with KPMG.

The Special Litigation Committee has served motions which seek dismissal of the Director Claims and the McElroy Claims.

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

Derivative Actions Filed in 2006
On August 10, 2006, a purported derivative action was filed in the Federal Court by Charles Federman against certain current or former directors of the Company (the 2006 Federman Action). On September 15, 2006, a purported derivative action was filed in the Federal Court by Bert Vladimir and Irving Rosenzweig against certain current or former directors of the Company (the 2006 Vladimir Action). By order dated October 26, 2006, the Federal Court ordered the 2006 Federman Action and the 2006 Vladimir Action consolidated. Under the order, the actions are now captioned “CA, Inc. Shareholders’ Derivative Litigation Employee Option Action”. On January 31, 2007, plaintiffs filed a consolidated amended complaint naming as defendants the following current or former directors of the Company: Messrs. Artzt, Cron, D’Amato, de Vogel, Fernandes, Goldstein, Grasso, Kumar, La Blanc, Lofgren, Lorsch, McCracken, Pieper, Ranieri, Schuetze, Swainson, Wang, and Zambonini and Ms. Unger. The Company is named as a nominal defendant. The complaint alleges purported claims against the individual defendants for breach of fiduciary duty and for violations of Section 14(a) of the Exchange Act for alleged false and material misstatements made in the Company’s proxy statements issued from 1998 through 2005. The premises for these purported claims concern the disclosures made by the Company in its Annual Report on Form 10-K for the fiscal year ended March 31, 2006 concerning the Company’s restatement of prior fiscal periods to reflect additional (a) non-cash, stock-based compensation expense relating to employee stock option grants prior to the Company’s fiscal year 2002, (b) subscription revenue relating to the early renewal of certain license agreements, and (c) sales commission expense that should have been recorded in the third quarter of the Company’s fiscal year 2006. According to the complaint, certain of the individual defendants’ actions allegedly were “in violation of the spirit, if not the letter of the DPA.” The complaint seeks an unspecified amount of compensatory and punitive damages, equitable relief including an order rescinding certain stock option awards, an award of plaintiffs’ costs and expenses, including reasonable attorneys’ fees, and other unspecified damages allegedly sustained by the Company. On March 30, 2007, the Company and the individual director-defendants separately moved to dismiss the complaint. In the opinion of management, the resolution of this lawsuit is not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

On September 13, 2006, a purported derivative action was filed in the Delaware Chancery Court by Muriel Kaufman asserting purported derivative claims against Messrs. Kumar, Wang, Zar, Silverstein, Woghin, Richards, Artzt, Cron, D’Amato, La Blanc, Ranieri, Lorsch, Schuetze, Vieux, De Vogel and Grasso, and Ms. Strum Kenny. The Company is named as a nominal defendant. The complaint alleges purported claims against the individual defendants for breach of fiduciary duty, corporate waste and contribution and indemnification, in connection with the accounting fraud and obstruction of justice that led to the criminal prosecution of certain former officials of the Company and to the DPA (see “— The Government Investigation” above) and in connection with the settlement of certain class action and derivative lawsuits (see “— Stockholder Class Action and Derivative Lawsuits Filed Prior to 2004” above). The complaint seeks an unspecified amount of compensatory damages, an accounting from each individual defendant, an award of plaintiff’s costs and expenses, including reasonable attorneys’ fees, and other unspecified damages allegedly sustained by the Company. On December 19, 2006, the Special Litigation Committee filed a motion to dismiss or, in the alternative, to stay the action in favor of the consolidated derivative action originally filed in the Federal Court in June 2004 (see “— Derivative Actions Filed in 2004” above). The Special Litigation Committee has announced its conclusions, determinations, recommendations and actions with respect to this litigation (see “— Derivative Actions Filed in 2004” above). In the opinion of management, the resolution of this lawsuit is not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

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

Other Civil Actions
In June 2004, a lawsuit captioned Scienton Technologies, Inc. et al. v. Computer Associates International, Inc., was filed in the Federal Court. The complaint seeks monetary damages in various amounts, some of which are unspecified, but which are alleged to exceed $868 million, based upon claims for, among other things, breaches of contract, misappropriation of trade secrets, and unfair competition. This matter is in the early stages of discovery. Although the ultimate outcome cannot be determined, the Company believes that the claims are unfounded and that the Company has meritorious defenses. In the opinion of management, the resolution of this lawsuit is not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

On September 21, 2004, a complaint to compel production of the Company’s books and records, including files that have been produced by the Company to the USAO and SEC in the course of their joint investigation of the Company’s accounting practices (see “— The Government Investigation”), was filed by a purported stockholder of the Company in Delaware Chancery Court pursuant to Section 220 of the Delaware General Corporation Law. The complaint concerns the inspection of documents related to Mr. Kumar’s compensation, the independence of the Board of Directors and ability of the Board of Directors to sue for return of that compensation. The Company filed its answer to this complaint on October 15, 2004 and there have been no developments since that time.

In December 2006, a lawsuit captioned Diagnostic Systems Corp. v. CA, Inc. et al., Case No. SACV06-1211 CJC(ANx), was filed in the United States District Court for the Central District of California, Southern Division. The complaint seeks a preliminary and permanent injunction, as well as monetary damages in various amounts, all of which are unspecified, based upon claims for patent infringement. The Company has not yet responded to the complaint. Although the ultimate outcome cannot be determined, the Company believes that the claims are unfounded and that the Company has meritorious defenses. In the opinion of management, the resolution of this lawsuit is not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

On May 23, 2007, a lawsuit captioned The Bank of New York v. CA, Inc. et al., Index No. 07/601738, was filed in the Supreme Court of the State of New York, New York County. The complaint seeks unspecified damages and other relief, including acceleration of principal, based upon a claim for breach of contract. Specifically, the complaint alleges that the Company failed to comply with certain purported obligations in connection with its 5.625% Senior Notes due 2014, issued in November 2004, insofar as the Company failed to carry out a purported obligation to cause a registration statement to become effective to permit the exchange of the notes for substantially similar securities of the Company registered under the Securities Act that would be freely tradable, and, having failed to effect such exchange offer, failed to carry out the purported obligation to pay additional interest of 0.5% per annum after November 18, 2006. The Company has not yet responded to the complaint. Although the ultimate outcome cannot be determined, the Company believes that the claims are unfounded and that the Company has meritorious defenses. In the opinion of management, the resolution of this lawsuit is not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

The Company, various subsidiaries, and certain current and former officers have been named as defendants in various other lawsuits and claims arising in the normal course of business. The Company believes that it has meritorious defenses in connection with such lawsuits and claims, and intends to vigorously contest each of them. In the opinion of the Company’s management, the results of these other lawsuits and claims, either individually or in the aggregate, are not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Note 9 — Income Taxes
The amounts of income (loss) from continuing operations before taxes attributable to domestic and foreign operations are as follows:

	YEAR ENDED MARCH 31,
(IN MILLIONS)	2007	2006	2005
Domestic	$111	(84)	(208)
Foreign	43	205	241
	$154	121	33

Income tax expense (benefit) consists of the following:

	YEAR ENDED MARCH 31,
(IN MILLIONS)	2007	2006	2005
Current:
Federal	$211	$108	$50
Federal tax cost of repatriation under the American Jobs Creation Act	—	55	—
State	6	5	20
Foreign	65	137	129
	282	305	199
Deferred:
Federal	(51)	(180)	(138)
Federal tax cost of repatriation under the American Jobs Creation Act	—	(55)	55
State	(25)	(32)	(27)
Foreign	(173)	(73)	(82)
	(249)	(340)	(192)
Total:
Federal	160	(72)	(88)
Federal tax cost of repatriation under the American Jobs Creation Act	—	—	55
State	(19)	(27)	(7)
Foreign	(108)	64	47
	$33	$(35)	$7

The provision (benefit) for income taxes is allocated as follows:

	YEAR ENDED MARCH 31,
(IN MILLIONS)	2007	2006	2005
Continuing operations	$33	$(35)	$7
Discontinued operations	(1)	(10)	(1)
	$32	$(45)	$6

The tax expense (benefit) from continuing operations is reconciled to the tax expense from continuing operations computed at the federal statutory rate as follows:

	YEAR ENDED MARCH 31,
(IN MILLIONS)	2007	2006	2005
Tax expense at U.S. federal statutory rate	$54	$42	$12
Increase in tax expense resulting from:
Nondeductible portion of class action settlement and litigation charge	—	—	3
Federal tax cost of repatriation under the American Jobs Creation Act	—	—	55
U.S. share-based compensation	8	6	—
Effect of international operations, including foreign export benefit and nondeductible share-based compensation	(47)	(84)	(72)
Tax credits	—	—	(26)
Foreign export benefit refund	—	(51)	—
State taxes, net of federal tax benefit	(17)	1	5
Valuation allowance	8	21	15
Other, net	27	30	15
Tax expense (benefit) from continuing operations	$33	$(35)	$7

Deferred income taxes reflect the impact of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. The tax effects of the temporary differences are as follows:

	MARCH 31,
(IN MILLIONS)	2007	2006
Deferred tax assets:
Modified accrual basis accounting	$384	$103
Acquisition accruals	10	13
Share-based compensation	118	149
Restitution fund/class action settlement	1	1
Accrued expenses	71	85
Net operating losses	220	257
Purchased intangibles amortizable for tax purposes	41	52
Depreciation	35	32
Other	52	56
Total deferred tax assets	932	748
Valuation allowances	(131)	(122)
Total deferred tax assets, net of valuation allowances	801	626
Deferred tax liabilities:
Purchased software	(4)	84
Other intangible assets	128	150
Capitalized development costs	90	76
Total deferred tax liabilities	214	310
Net deferred tax asset	$587	$316

Worldwide net operating losses (NOLs) totaled approximately $653 million and $766 million as of March 31, 2007 and 2006, respectively. These NOLs expire between 2007 and 2027. In management’s judgment, the total deferred tax assets of $801 million for certain acquisition liabilities, NOLs, and other deferred tax assets, will more likely than not be realized as reductions of future taxable income or by utilizing available tax planning strategies. The valuation allowance increased $9 million and $20 million in March 31, 2007 and 2006, respectively. The change in the valuation allowance primarily relates to acquired NOLs and NOLs in foreign jurisdictions that more likely than not in management’s judgment will not be realized. Additionally, approximately $61 million and $57 million of the valuation allowance as of March 31, 2007 and March 31, 2006, respectively, is attributable to acquired NOLs which are subject to annual limitations under IRS Code Section 382. The valuation allowance related to the acquired NOLs, if realized, will first reduce any remaining goodwill and then any remaining other non-current intangible assets.

The Company is subject to tax in many jurisdictions and a certain degree of estimation is required in recording assets and liabilities related to income taxes. Management believes that adequate provision has been made for any adjustments that may result from tax examinations. The outcome of tax examinations, however, cannot be predicted with certainty as tax matters could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing or inclusion of revenue and expenses or the sustainability of income tax credits for a given audit cycle. The Company has established a liability of $245 million related to these matters which is included in the “Federal, state, and foreign income taxes payable” line on the Consolidated Balance Sheet. Should any issues addressed in the Company’s tax audits be resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs.

The income tax provision recorded for the fiscal year ended March 31, 2007 includes benefits of approximately $23 million primarily arising from the resolution of certain international and U.S. Federal tax liabilities.

The income tax benefit recorded for the fiscal year ended March 31, 2006 includes benefits of approximately $51 million arising from the recognition of certain foreign tax credits, $18 million arising from international stock based compensation deductions and $66 million arising from foreign export benefits and other international tax rate benefits. Partially offsetting these benefits was a charge of approximately $46 million related to additional tax liabilities.

During the fourth quarter of fiscal year 2006, the Company repatriated approximately $584 million from foreign subsidiaries. Total taxes related to the repatriation were approximately $55 million. The repatriation was initially planned in fiscal year 2005 in response to the favorable tax benefits afforded by the American Jobs Creation Act of 2004 (AJCA), which introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided that certain criteria were met. During fiscal year 2005, we recorded an estimate of this tax charge of $55 million based on an estimated repatriation amount up to $500 million. In the first quarter of fiscal year 2006, we recorded a benefit of approximately $36 million reflecting the Department of Treasury and IRS Notice 2005-38 issued on May 10, 2005. In the fourth quarter of fiscal year 2006, the Company finalized its estimates of tax liabilities and determined that an adjustment was necessary and, accordingly, recorded an additional tax charge in the amount of $36 million. As a result of this complex tax matter, the Company identified a material weakness in its internal controls over documenting and communicating tax planning strategies in fiscal year 2006. No provision has been made for federal income taxes on the remaining balance of the unremitted earnings of the Company’s foreign subsidiaries since the Company plans to permanently reinvest all such earnings outside the U.S. Unremitted earnings totaled approximately $838 million and $685 million at March 31, 2007 and 2006, respectively.

Note 10 — Stock Plans
Share-based incentive awards are provided to employees under the terms of the Company’s equity compensation plans (the Plans). The Plans are administered by the Compensation and Human Resource Committee of the Board of Directors (the Committee). Awards under the Plans may include at-the-money stock options, premium-priced stock options, restricted stock awards (RSAs), restricted stock units (RSUs), performance share units (PSUs), or any combination thereof. The non-employee members of the Company’s Board of Directors receive deferred stock units under separate director compensation plans.

RSAs are stock awards issued to employees that are subject to specified restrictions and a risk of forfeiture. The restrictions typically lapse over a two or three year period. The fair value of the awards is determined and fixed based on the quoted market value of the Company’s stock on the grant date.

RSUs are stock awards issued to employees that entitle the holder to receive shares of common stock as the awards vest, typically over a two or three year period. The fair value of the awards is determined and fixed based on the quoted market value of the Company’s stock on the grant date, except that for RSUs not entitled to dividend equivalents, the quoted market value is reduced by the present value of dividends expected to be paid on the Company’s stock prior to vesting of the RSUs using a risk free interest rate.

PSUs are target awards issued under the long-term incentive plan to senior executives where the number of shares ultimately granted to the employees depends on Company performance measured against specified targets. The Committee determines the number of shares to grant after either a one-year or three-year performance period as applicable, the “1-year and 3-year PSUs”, respectively. The fair value of each award is estimated on the date that the performance targets are established based on the quoted market value of the Company’s stock adjusted for dividends as described above for RSUs, and the Company’s estimate of the level of achievement of the performance targets, as described below. The Company is required to recalculate the fair value of issued PSUs each reporting period until they are granted, as defined in SFAS No. 123(R). The adjustment is based on the quoted market value of the Company’s stock on the reporting period date, adjusted for dividends as described above for RSUs, and the Company’s estimate of the level of achievement of the performance targets, as described below.

Stock options are awards issued to employees that entitle the holder to purchase shares of the Company’s stock at a fixed price. Under the 2002 Incentive Plan as amended and restated effective as of April 27, 2007, (the 2002 Plan), as described below, stock options are granted at an exercise price equal to or greater than the Company’s stock price on the date of grant.

Stock option awards granted after fiscal year 2000 generally vest one-third per year, become fully vested two or three years from the grant date and have a contractual term of ten years.

All Plans, with the exception of acquired companies’ stock plans, have been approved by the Company’s shareholders. Descriptions of the Plans are as follows:

The Company’s 1991 Stock Incentive Plan (the 1991 Plan) provided that stock appreciation rights and/or options, both qualified and non-statutory, to purchase up to 67.5 million shares of common stock of the Company could be granted to employees (including officers of the Company). Options granted thereunder may be exercised in annual increments commencing one year after the date of grant and become fully exercisable after five years. As of March 31, 2007, options covering 70.9 million shares have been granted, including option shares issued that were previously terminated due to employee forfeitures. As of March 31, 2007, all of the options outstanding under the 1991 Plan, which cover 7.6 million shares, are exercisable with exercise prices ranging from $27.00–$74.69 per share.

The 1993 Stock Option Plan for Non-Employee Directors (the 1993 Plan) provided for non-statutory options to purchase up to a total of 337,500 shares of common stock of the Company to be available for grant to each member of the Board of Directors who is not otherwise an employee of the Company. Pursuant to the 1993 Plan, the exercise price was the fair market value (FMV) of the Company’s stock on the date of grant. All options expire 10 years from the date of grant unless otherwise terminated. As of March 31, 2007, options covering 222,750 shares have been granted under this plan. As of March 31, 2007, all of the options outstanding under the 1993 Plan, which cover 13,500 shares, are exercisable with exercise prices ranging from $32.38–$51.44 per share.

The 1996 Deferred Stock Plan for Non-Employee Directors (the 1996 Plan) provided for each director to receive annual director fees in the form of deferred shares. As of March 31, 2007, approximately 16,000 deferred shares are outstanding in connection with annual director fees under the 1996 Plan.

The 2001 Stock Option Plan (the 2001 Plan) provided that non-statutory and incentive stock options to purchase up to 7.5 million shares of common stock of the Company could be granted to select employees and consultants. All options expire 10 years from the date of grant unless otherwise terminated. As of March 31, 2007, options covering 6.5 million shares have been granted. These options are exercisable in annual increments commencing one year after the date of grant and become fully exercisable after three years. As of March 31, 2007, all of the options outstanding under the 2001 Plan, which cover 2.1 million shares, are exercisable with an exercise price of $21.89 per share.

The 2002 Plan provides that annual performance bonuses, long-term performance bonuses, both qualified and non-statutory stock options, restricted stock, and other equity-based awards to purchase up to 45 million shares of common stock of the Company may be granted to select employees and consultants. In addition, any shares of common stock that were subject to issuance but not awarded under the 2001 Plan are available for issuance under the 2002 Plan. As of March 31, 2007, 2.9 million of such shares were available for future issuance. All options expire 10 years from the date of grant unless otherwise terminated. Options cannot be repriced pursuant to the provisions of the 2002 Plan without shareholder approval. As of March 31, 2007, options covering 19.8 million shares have been granted under the 2002 Plan. These options are generally exercisable in annual increments commencing one year after the date of grant and become fully exercisable after three years. As of March 31, 2007, options covering 10.5 million shares are outstanding, of which options covering 6.3 million shares are exercisable. The outstanding options have exercise prices ranging from $12.89–$32.80 per share. As of March 31, 2007, 4.5 million RSAs have been awarded to employees, of which approximately 2.8 million shares are unreleased. As of March 31, 2007, 2.3 million RSUs have been awarded to employees, of which 1.3 million are unreleased. As of March 31, 2007, the Company estimates that it will grant awards covering approximately 1.2 million and 0.1 million shares as a result of outstanding PSUs under the long term incentive plans for fiscal years 2007 and 2006, respectively.

The 2002 Compensation Plan for Non-Employee Directors (the 2002 Director Plan) provided for each eligible director to receive annual fees in the form of deferred shares and automatic option grants to purchase 6,750 shares of common stock of the Company, up to a total of 650,000 shares. Pursuant to the 2002 Director Plan, the exercise price of the options granted was the FMV of the Company’s stock price on the day of grant. All options expire 10 years from the date of grant unless otherwise terminated. As of March 31, 2007, all of the options outstanding under the 2002 Director Plan, which cover

35,000 shares, were exercisable, with exercise prices ranging from $11.04–$23.37 per share. As of March 31, 2007, 21,000 deferred shares are outstanding in connection with annual director fees.

The 2003 Compensation Plan for Non-Employee Directors (the 2003 Director Plan) was effective as of August 27, 2003 and amended on August 24, 2005. The 2003 Director Plan provides for each director to receive annual director fees of $175,000 in the form of deferred shares with an option to elect to receive up to 50% of the fees in cash. In addition, certain directors receive an additional annual fee for their work as a committee chair, and the chairman of the board receives an additional fee for his work as the lead director. As of March 31, 2007, approximately 137,000 deferred shares are outstanding in connection with annual director fees.

As of March 31, 2007, options related to acquired companies’ stock plans covering 1.0 million shares are outstanding, of which options covering 0.8 million shares are exercisable with exercise prices ranging from $1.37–$72.69 per share. Options granted under these acquired companies’ plans generally become exercisable over periods ranging from one to five years and generally expire five to ten years from the date of grant.

Beginning with awards granted in fiscal year 2006, the Company changed its equity-based compensation strategy to provide the general population of employees with RSUs as opposed to stock options, which had been the Company’s previous practice. For the grants made during fiscal year 2007, the Company changed its compensation structure toward a greater use of RSAs and a lesser use of RSUs.

Share-Based Compensation
Effective April 1, 2005, the Company adopted, under the modified retrospective basis, the provisions of SFAS No. 123(R), which requires share-based awards exchanged for employee services to be accounted for under the fair value method. Accordingly share-based compensation cost is measured at the grant date, based on the fair value of the award. The Company uses the straight-line attribution method to recognize share-based compensation costs related to awards with only service conditions. The expense is recognized over the employee’s requisite service period (generally the vesting period of the award).

Upon adoption of SFAS No. 123(R), the Company has elected to treat awards with only service conditions and with graded vesting as one award. Consequently, the total compensation expense is recognized ratably over the entire vesting period, so long as compensation cost recognized at any date at least equals the portion of the grant-date fair value of the award that is vested at that date.

The application of the modified retrospective method of SFAS No. 123(R) by the Company provides that the financial statements of prior periods are adjusted to reflect the fair value method of expensing share-based compensation for all awards granted on or after April 1, 1995, and accordingly, financial statement amounts for periods prior to April 1, 2005 presented in this Form 10-K were previously restated to reflect the fair value method of expensing share-based compensation, which was materially consistent with the pro-forma disclosures required for those periods by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123).

The Company applied the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations for share-based awards granted prior to April 1, 2003 and, for fiscal years 2005 and 2004, applied the fair value recognition provisions of SFAS No. 123 under the prospective transition method, which applied the fair value recognition provisions only to awards granted on or after April 1, 2003.

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

The Company recognized share-based compensation in the following line items in the Consolidated Statements of Operations for the periods indicated:

	YEAR ENDED MARCH 31,
(IN MILLIONS)	2007	2006	2005

Cost of professional services	$4	$3	$5
Selling, general, and administrative	63	64	60
Product development and enhancements	26	32	35

Share-based compensation expense before tax	93	99	100
Income tax benefit	(27)	(28)	(27)

Net compensation expense	$66	$71	$73

The decrease in share-based compensation expense in fiscal year 2007 as compared with fiscal years 2006 and 2005 was principally the result of an increase in the Company’s estimated forfeiture rate of share-based awards based on historical experience.

The Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on a review of recent forfeiture activity and expected future employee turnover. The effect of adjusting the forfeiture rate is recognized in the period the forfeiture estimate is changed.

The following table summarizes information about unrecognized share-based compensation costs as of March 31, 2007:

	UNRECOGNIZED	WEIGHTED AVERAGE PERIOD
	COMPENSATION	EXPECTED TO BE
	COSTS	RECOGNIZED
	(IN MILLIONS)	(IN YEARS)

Stock option awards	$27	1.4
Restricted stock unit awards	17	1.1
Restricted stock awards	39	1.6
Performance share unit awards	16	1.4
Stock purchase plan	2	0.3

Total unrecognized share-based compensation costs	$101	1.4

There were no capitalized share-based compensation costs at March 31, 2007, 2006 or 2005.

Stock Option Awards
As of March 31, 2007, options outstanding that have vested and are expected to vest are as follows:

			WEIGHTED AVERAGE
	NUMBER		REMAINING
	OF SHARES	WEIGHTED AVERAGE	CONTRACTUAL LIFE	AGGREGATE INTRINSIC
	(IN MILLIONS)	EXERCISE PRICE	(IN YEARS)	VALUE[1]

Vested	16.9	$29.78	4.3	$33.5
Expected to vest	4.0	$24.76	7.7	$8.6

Total	20.9	$28.82	4.9	$42.1

1	These amounts represent the difference between the exercise price and $25.91, the closing price of the Company’s stock on March 30, 2007, the last trading day of the Company’s fiscal year as reported on the New York Stock Exchange.

Options outstanding that are expected to vest are net of estimated future option forfeitures.

Additional information with respect to stock option plan activity is as follows:

	NUMBER	WEIGHTED AVERAGE
(SHARES IN MILLIONS)	OF SHARES	EXERCISE PRICE

Outstanding at March 31, 2004	43.8	$28.63
Granted	0.8	28.56
Exercised	(3.9)	18.42
Acquired through acquisition	1.4	20.91
Expired or terminated	(8.5)	32.43

Outstanding at March 31, 2005	33.6	$28.50
Granted	2.7	28.59
Exercised	(5.0)	19.63
Acquired through acquisition	2.3	20.62
Expired or terminated	(2.8)	32.29

Outstanding at March 31, 2006	30.8	$28.96
Granted	3.4	23.28
Exercised	(2.4)	17.96
Expired or terminated	(10.5)	30.04

Outstanding at March 31, 2007	21.3	$28.72

	NUMBER	WEIGHTED AVERAGE
(SHARES IN MILLIONS)	OF SHARES	EXERCISE PRICE

Options exercisable at:
March 31, 2005	25.5	$29.81
March 31, 2006	25.8	29.27
March 31, 2007	16.9	29.78

The following table summarizes stock option information as of March 31, 2007:

	OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
			WEIGHTED				WEIGHTED
RANGE OF EXERCISE PRICES			AVERAGE	WEIGHTED			AVERAGE	WEIGHTED
(SHARES AND AGGREGATE		AGGREGATE	REMAINING	AVERAGE		AGGREGATE	REMAINING	AVERAGE
INTRINSIC VALUE IN		INTRINSIC	CONTRACTUAL	EXERCISE		INTRINSIC	CONTRACTUAL	EXERCISE
MILLIONS)	SHARES	VALUE	LIFE	PRICE	SHARES	VALUE	LIFE	PRICE

$ 1.37 — $ 20.00	2.0	$24.9	5.8	$13.64	2.0	$24.1	5.8	$13.61
$ 20.01 — $ 30.00	14.3	18.4	5.8	25.70	10.1	9.4	5.0	26.18
$ 30.01 — $ 40.00	2.0	0.0	3.9	34.28	1.8	0.0	3.4	34.62
$ 40.01 — $ 50.00	1.4	0.0	0.9	47.11	1.4	0.0	0.9	47.11
$ 50.01 — $ 74.69	1.6	0.0	2.3	52.12	1.6	0.0	2.3	52.12

	21.3	$43.3	5.0	$28.72	16.9	$33.5	4.3	$29.78

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model, consistent with the provisions of SFAS No. 123(R) and the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 107, “Interaction Between FASB Statement No. 123(R), and Certain SEC Rules and Regulations Regarding the Valuation of Share-Based Payment Arrangements for Public Companies” (SAB 107). The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the fiscal years ended March 31, 2007, 2006, and 2005. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards.

Excluding options granted as part of the employee option exchange offer as described below, the weighted average estimated values of employee stock option grants, as well as the weighted average assumptions that were used in calculating such values during fiscal years 2007, 2006 and 2005 were based on estimates at the date of grant as follows:

	YEAR ENDED MARCH 31,
	2007	2006	2005

Weighted average fair value	$8.40	$15.06	$15.44
Dividend yield	.73%	.57%	.28%
Expected volatility factor[1]	.41	.56	.65
Risk-free interest rate[2]	4.9%	4.1%	3.6%
Expected life (in years)[3]	4.5	6.0	4.5

1	Measured using historical daily price changes of the Company’s stock over the respective expected term of the options and the implied volatility derived from the market prices of the Company’s options traded by third parties.

2	The risk-free rate for periods within the contractual term of the share options is based on the U.S. Treasury yield curve in effect at the time of grant.

3	The expected life is the number of years that the Company estimates, based primarily on historical experience, that options will be outstanding prior to exercise. The decrease in the expected life in fiscal year 2007 as compared with fiscal year 2006 was primarily due to the exclusion of employee exercise behavior related to grants authorized prior to fiscal year 1997, which expired prior to fiscal year 2007, in estimating the expected term in fiscal year 2007.

The following table summarizes information on shares exercised and shares vested for the periods indicated:

	YEAR ENDED MARCH 31,
	2007	2006	2005

Cash received from options exercised	$39	$97	$73
Intrinsic value of options exercised	17	41	36
Tax benefit from options exercised	5	10	14

The Company settles employee stock option exercises with stock held in treasury.

Employee Option Exchange Offer
Under Section 409A of the U.S. Internal Revenue Code of 1986, as amended (Section 409A), as interpreted in the then proposed regulations issued by the U.S. Internal Revenue Service, options granted with a below market exercise price, to the extent they were not vested as of December 31, 2004, may be subject to regular income tax, a 20% additional tax and other penalties before (and regardless of whether) they were exercised. The Company determined that due to delays in communicating a July 20, 2000 option grant to employees after they were approved for grant, the fair market value on the Company’s common stock on the measurement date was higher than the exercise price. This grant may be considered to have been granted with an exercise price below the fair market value of the Company’s common stock for the purposes of Section 409A. This grant vested in five installments, and only the last installment — covering 30% of the grant — vested after 2004 (on July 20, 2005) and was possibly subject to adverse tax consequences under Section 409A. On November 7, 2006, the Company extended an offer to holders of this grant who were U.S. taxpayers in 2005 to exchange the last vesting installment of each July 20, 2000 grant, to the extent not exercised and outstanding (the Eligible Option), for a new option (the New Option) to be granted under the 2002 Plan with, among other things, an exercise price equal to the higher of $27 (the exercise price of the Eligible Option) or the closing price of the Company’s common stock on the date of grant of the New Option.

In connection with the exchange offer, the Company issued New Options covering approximately 0.9 million shares in exchange for Eligible Options. The number of shares underlying the New Options were the same as the number of shares underlying the Eligible Options cancelled in connection with the exchange offer. The New Options were granted on December 8, 2006 at an exercise price of $27. The New Options will vest on June 8, 2007 (six months from the grant date) and will expire on July 10, 2010.

In accordance with SFAS No. 123(R), the compensation cost associated with the New Options is calculated as the difference between the fair value of the New Option and the fair value of the Eligible Option measured immediately before its terms or conditions were considered modified. The Company is recognizing $0.2 million of share-based compensation expense related to the exchange offer, which is being amortized over the requisite six-month service period of the awards.

Restricted Stock and Restricted Stock Unit Awards
The following table summarizes the activity of the RSU’s under the Plans:

		WEIGHTED AVERAGE
	NUMBER	GRANT DATE
(SHARES IN THOUSANDS)	OF SHARES	FAIR VALUE

Outstanding at March 31, 2004	106	$52.88
Restricted units granted	153	29.53
Restricted units released	(53)	28.42
Restricted units cancelled	—	—

Outstanding at March 31, 2005	206	$41.85
Restricted units granted	1,825	27.00
Restricted units released	(11)	52.88
Restricted units cancelled	(198)	27.00

Outstanding at March 31, 2006	1,822	$28.53
Restricted units granted	314	21.97
Restricted units released	(564)	27.48
Restricted units cancelled	(207)	26.38

Outstanding at March 31, 2007	1,365	$26.86

The following table summarizes the activity of RSA’s under the Plans:

		WEIGHTED AVERAGE
	NUMBER	GRANT DATE
(SHARES IN THOUSANDS)	OF SHARES	FAIR VALUE

Outstanding at March 31, 2004	627	$26.86
Restricted stock granted	577	25.30
Restricted stock released	(105)	26.96
Restricted stock cancelled	(382)	26.75

Outstanding at March 31, 2005	717	$25.64
Restricted stock granted	354	27.41
Restricted stock released	(302)	26.12
Restricted stock cancelled	(63)	23.51

Outstanding at March 31, 2006	706	$26.51
Restricted stock granted	2,988	22.05
Restricted stock released	(397)	25.18
Restricted stock cancelled	(492)	23.47

Outstanding at March 31, 2007	2,805	$22.48

The total intrinsic value of restricted awards released during the fiscal years 2007, 2006 and 2005 was $25 million, $9 million and $4 million, respectively.

Under the 1998 Incentive Award Plan (the 1998 Plan), a total of four million Phantom Shares, as defined in the 1998 Plan, were available for grant to certain of the Company’s employees from time to time through March 31, 2003. Each Phantom Share is equivalent to one share of the Company’s common stock. Vesting, at 20% of the grant amount per annum, was contingent upon attainment of specific criteria, including an annual Target Closing Price (Price) for the Company’s common stock and the participant’s continued employment. The Price was based on the average closing price of the Company’s common stock on the New York Stock Exchange for the 10 days up to and including March 31 of each fiscal year. The Price for the first tranche was met on March 31, 2000 and the Price was not met for any subsequent tranche. Under SFAS No. 123(R), the Company is required to record a non-cash charge over the employment period irrespective of the attainment of the Price for each tranche. However, the Company is required to reverse expense for any shares that were forfeited as a result of a failure to fulfill the service condition. As a result, for the fiscal year ended March 31, 2005 the pre-tax non-cash amounts credited to expense were approximately $5 million. There were no such credits for the fiscal year ended March 31, 2007 and 2006. As of March 31, 2007, approximately 106,000 Phantom Shares have vested and approximately 75,000 were outstanding under the

1998 Plan. The remaining vested shares will be paid out in increments of 30% and 40% of the total on August 25, 2007 and 2008, respectively.

Performance Awards
Under the Company’s long-term incentive program for fiscal year 2007, senior executives were granted stock options and issued PSUs, under which the senior executives are eligible to receive RSAs or RSUs and unrestricted shares at the end of the performance period if certain performance targets are achieved. Upon completion of the requisite performance period, the actual number of shares granted is subject to the approval of the Committee. Each quarter, the Company compares the performance the Company expects to achieve with the performance targets. As of March 31, 2007, the Company has accrued compensation cost based on its current expectation of achievement of approximately 85% and 92% of the aggregate targets for the 1-year and 3-year PSUs, respectively. Compensation cost will continue to be amortized over the requisite service period of the awards. At the conclusion of the performance periods for the fiscal year 2007 1-year and 3-year PSUs, the applicable number of shares of RSAs, RSUs or unrestricted stock granted may vary based upon the level of achievement of the performance targets and the approval of the Committee (which has discretion to reduce any award for any reason). The related compensation cost recognized will be based on the number of shares granted.

Under the Company’s long-term incentive plan for fiscal year 2006, senior executives were granted stock options and issued PSUs, under which the senior executives are eligible to receive RSAs or RSUs and unrestricted shares at the end of the performance period if certain performance targets are achieved. Upon completion of the requisite performance period, the actual number of shares granted is subject to the approval of the Committee. In the first quarter of fiscal year 2007, the Committee granted 0.3 million RSAs under the fiscal year 2006 1-year PSU with a weighted average grant date fair value of $21.88. The 3-year PSUs have not yet been granted. Consequently, each quarter, the Company compares the performance the Company expects to achieve with the performance targets for the 3-year PSUs. As of March 31, 2007, the Company has accrued compensation cost based on its current expectation of achievement of approximately 44% of the aggregate targets for the 3-year PSUs. Compensation cost for the RSAs granted under the 1-year PSUs and the 3-year PSUs will continue to be amortized over the requisite service period of the awards. At the conclusion of the performance period for the 3-year PSUs, the number of shares of unrestricted stock issued may vary based upon the level of achievement of the performance targets and the approval of the Committee (which has discretion to reduce any award for any reason). The related compensation cost recognized will be based on the number of shares granted.

Stock Purchase Plan
The Company maintains the Year 2000 Employee Stock Purchase Plan (the Purchase Plan) for all eligible employees. The Purchase Plan is considered compensatory. Under the terms of the Purchase Plan, employees may elect to withhold between 1% and 25% of their base pay through regular payroll deductions, subject to Internal Revenue Code limitations. Shares of the Company’s common stock may be purchased at six-month intervals at 85% of the lower of the FMV of the Company’s stock on the first or last day of each six-month period. During fiscal years 2007, 2006, and 2005, employees purchased approximately 1.5 million, 1.1 million and 0.9 million shares, respectively, at average prices of $17.47, $23.31, and $23.38 per share, respectively. As of March 31, 2007, approximately 22.5 million shares were reserved for future issuance under the purchase plan.

The fair value is estimated on the first date of the offering period using the Black-Scholes option pricing model. The weighted average fair values as well as the weighted average assumptions that were used for the Purchase Plan shares in the respective periods are as follows:

	YEAR ENDED MARCH 31,
	2007	2006	2005

Weighted average fair value	$4.73	$5.86	$6.52
Dividend yield	.74%	.58%	.27%
Expected volatility factor[1]	.22	.20	.25
Risk-free interest rate[2]	5.2%	3.9%	2.1%
Expected life (in years)[3]	0.5	0.5	0.5

1	Expected volatility is measured using historical daily price changes of the Company’s stock over the respective term of the offer period and the implied volatility is derived from the market prices of the Company’s options traded by third parties.

2	The risk-free rate for periods within the contractual term of the offer period is based on the U.S. Treasury yield curve in effect at the beginning of the offer period.

3	The expected term is the offer period.

Note 11 — Profit-Sharing Plan
The Company maintains a defined contribution plan, the CA, Inc. Savings Harvest Plan (CASH Plan), for the benefit of the U.S. employees of the Company. The CASH Plan is intended to be a qualified plan under Section 401(a) of the Internal Revenue Code of 1986 (the Code), and contains a qualified cash or deferred arrangement as described under Section 401(k) of the Code. Pursuant to the CASH Plan, eligible participants may elect to contribute a percentage of their base compensation. The matching contributions of CA Stock to the CASH Plan totaled approximately $13 million for the fiscal year ended March 31, 2007, approximately $13 million for the fiscal year ended March 31, 2006 and, excluding the discontinued operations of ACCPAC, totaled approximately $12 million for the fiscal year ended March 31, 2005. In addition, the Company may make discretionary contributions to the CASH Plan. Charges for the discretionary contributions to the CASH plan totaled approximately $24 million, $0 and $15 million (excluding the discontinued operations of ACCPAC) for the fiscal years ended March 31, 2007, 2006 and 2005, respectively.

The Company made contributions to international retirement plans of $21 million, $20 million, and $23 million in the fiscal years ended March 31, 2007, 2006, and 2005, respectively.

Note 12 — Rights Plan
Each outstanding share of the Company’s common stock carries a stock purchase right issued under the Company’s Stockholder Protection Rights Agreement, dated October 16, 2006 (the Rights Agreement). Under certain circumstances, each right may be exercised to purchase one one-thousandth of a share of Series One Junior Participating Preferred Stock, Class A, for $100. Under certain circumstances, following (i) the acquisition of 20% or more of the Company’s outstanding common stock by an Acquiring Person (as defined in the Rights Agreement), or (ii) the commencement of a tender offer or exchange offer which would result in a person or group owning 20% or more of the Company’s outstanding common stock, each right, other than rights held by an Acquiring Person, may be exercised to purchase common stock of the Company or a successor company with a market value of twice the $100 exercise price, provided that the rights will not be triggered by a Qualifying Offer, as defined in the Rights Agreement, if holders of at least 10 percent of the outstanding shares of the Company’s common stock request that a special meeting of stockholders be convened for the purpose of exempting such offer from the Rights Agreement, and thereafter the stockholders vote at such meeting to exempt such Qualifying Offer from the Rights Agreement. The rights, which are redeemable by the Company at one cent per right, expire November 30, 2009.

Note 13 — Subsequent Events
On May 23, 2007, the Company announced that as part of its previously authorized share repurchase plan of up to $2 billion, it will repurchase $500 million of its shares under an Accelerated Share Repurchase program (ASR). The Company anticipates that the ASR will be completed during the first half of fiscal year 2008.

Schedule II

CA, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

		ADDITIONS/
		(DEDUCTIONS)
		CHARGED/	CHARGED/
	BALANCE AT	(CREDITED) TO	(CREDITED)		BALANCE
DESCRIPTION	BEGINNING	COSTS AND	TO OTHER		AT END
(IN MILLIONS)	OF PERIOD	EXPENSES	ACCOUNTS[1]	DEDUCTIONS[2]	OF PERIOD

Allowance for Doubtful Accounts
Year ended March 31, 2007	$45	$11	$—	$(19)	$37
Year ended March 31, 2006	$88	$(18)	$—	$(25)	$45
Year ended March 31, 2005	$136	$(25)	$(2)	$(21)	$88

1	Reserves and adjustments thereto of acquired and divested operations.

2	Write-offs and recoveries of amounts against allowance provided.