Form 10-Q
period 2007-06-30
CA, INC.
filed 2007-08-03
CIK 356028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑.
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding
Common Stock	as of July 27, 2007
par value $0.10 per share	515,530,436

CA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
CA, Inc.:
We have reviewed the accompanying consolidated condensed balance sheet of CA, Inc. and subsidiaries as of June 30, 2007, and the related consolidated condensed statements of operations and cash flows for the three-month periods ended June 30, 2007 and 2006. These consolidated condensed financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards established by the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CA, Inc. and subsidiaries as of March 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated May 30, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of March 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
As discussed in Note A, “Basis of Presentation” to the consolidated condensed financial statements, effective April 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.
/s/ KPMG LLP
New York, New York
August 3, 2007

Item 1. Consolidated Condensed Financial Statements
CA, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)
(in millions, except share and per share amounts)

	June 30,	March 31,
	2007	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,729	$2,275
Marketable securities	4	5
Trade and installment accounts receivable, net	346	390
Deferred income taxes – current	501	378
Other current assets	88	71

TOTAL CURRENT ASSETS	2,668	3,119
Installment accounts receivable, due after one year, net	284	331
Property and equipment, net	474	469
Purchased software products, net	194	203
Goodwill	5,355	5,345
Federal and state income taxes receivable – noncurrent	39	39
Deferred income taxes – noncurrent	320	310
Other noncurrent assets, net	733	769

TOTAL ASSETS	$10,067	$10,585

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt and loans payable	$360	$11
Accounts payable	190	227
Salaries, wages, and commissions	275	359
Accrued expenses and other current liabilities	528	559
Deferred subscription revenue (collected) – current	1,727	1,793
Financing obligations (collected) – current	53	63
Deferred maintenance revenue	194	193
Taxes payable, other than income taxes payable – current	42	93
Federal, state, and foreign income taxes payable – current	135	335
Deferred income taxes – current	80	81

TOTAL CURRENT LIABILITIES	3,584	3,714
Long-term debt, net of current portion	2,220	2,572
Deferred income taxes – noncurrent	18	20
Deferred subscription revenue (collected) – noncurrent	506	451
Financing obligations (collected) – noncurrent	37	39
Federal, state, and foreign income taxes payable – noncurrent	253	—
Other noncurrent liabilities	102	99

TOTAL LIABILITIES	6,720	6,895

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 10,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock, $0.10 par value, 1,100,000,000 shares authorized; 589,695,081 and 589,695,081 shares issued; 511,376,338 and 525,176,744 shares outstanding, respectively	59	59
Additional paid-in capital	3,512	3,550
Retained earnings	1,900	1,780
Accumulated other comprehensive loss	(99)	(96)
Unearned compensation	(2)	(3)
Treasury stock, at cost, 78,318,743 shares and 64,518,337 shares, respectively	(2,023)	(1,600)

TOTAL STOCKHOLDERS’ EQUITY	3,347	3,690

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,067	$10,585

See Accompanying Notes to the Consolidated Condensed Financial Statements.

CA, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except per share amounts)

	For the Three
	Months Ended
	June 30,
	2007	2006
REVENUE

Subscription revenue	$829	$739
Professional services	93	80
Maintenance	78	99
Software fees and other	20	23
Financing fees	5	8

TOTAL REVENUE	1,025	949

EXPENSES

Amortization of capitalized software costs	29	105
Cost of professional services	90	70
Selling, general, and administrative	392	429
Product development and enhancements	171	179
Commissions, royalties and bonuses	75	71
Depreciation and amortization of other intangible assets	39	34
Other expenses (gains), net	6	(1)
Restructuring and other	12	11

TOTAL EXPENSES BEFORE INTEREST AND INCOME TAXES	814	898

Income from continuing operations before interest and income taxes	211	51
Interest expense, net	14	8

Income from continuing operations before income taxes	197	43
Income tax expense	68	8

INCOME FROM CONTINUING OPERATIONS	129	35

Loss from discontinued operations, inclusive of realized gains (losses) on sales, net of income taxes	—	—

NET INCOME	$129	$35

BASIC INCOME PER SHARE

Income from continuing operations	$0.25	$0.06
Loss from discontinued operations	0.00	0.00

Net income	$0.25	$0.06

Basic weighted average shares used in computation	525	568

DILUTED INCOME PER SHARE

Income from continuing operations	$0.24	$0.06
Loss from discontinued operations	0.00	0.00

Net income	$0.24	$0.06

Diluted weighted average shares used in computation	551	597
See Accompanying Notes to the Consolidated Condensed Financial Statements.

CA, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited) (in millions)

	For the Three Months
	Ended June 30,
	2007	2006
OPERATING ACTIVITIES:
Net income	$129	$35
Loss from discontinued operations, net of income taxes	—	—

Income from continuing operations	129	35
Adjustments to reconcile income from continuing operations to net cash used in operating activities:
Depreciation and amortization	68	139
Provision for deferred income taxes	(102)	(54)
Non-cash stock based compensation expense and defined contribution plan	27	23
Loss on sale of marketable securities	4	—
Foreign currency transaction gain, before taxes	(6)	(1)
Changes in other operating assets and liabilities, net of effect of acquisitions:
Decrease in trade and current installment accounts receivable, net	54	36
Decrease in noncurrent installment accounts receivable, net	40	45
Decrease in deferred subscription revenue (collected) - current	(79)	(47)
Increase in deferred subscription revenue (collected) - noncurrent	52	105
Decrease in financing obligations (collected) - current	(10)	(1)
Decrease in financing obligations (collected) - noncurrent	(2)	(4)
Increase in deferred maintenance revenue	—	4
Decrease in taxes payable, net	(57)	(132)
Decrease in accounts payable, accrued expenses and other	(54)	(102)
Restructuring and other, net	(23)	(5)
Changes in other operating assets and liabilities	(54)	(87)

NET CASH USED IN CONTINUING OPERATING ACTIVITIES	(13)	(46)
INVESTING ACTIVITIES:
Acquisitions, primarily goodwill, purchased software, and other intangible assets, net of cash acquired	(16)	(95)
Settlements of purchase accounting liabilities	(3)	(4)
Purchases of property and equipment	(23)	(59)
Proceeds from sale of assets	27	—
(Purchases) sales of marketable securities, net	(4)	12
Decrease in restricted cash	1	8
Capitalized software development costs	(25)	(9)

NET CASH USED IN INVESTING ACTIVITIES	(43)	(147)
FINANCING ACTIVITIES:
Dividends paid	(21)	(23)
Purchases of treasury stock	(500)	(157)
Debt repayments	(3)	—
Exercise of common stock options and other	8	6

NET CASH USED IN FINANCING ACTIVITIES	(516)	(174)
DECREASE IN CASH AND CASH EQUIVALENTS BEFORE EFFECT OF EXCHANGE RATE CHANGES ON CASH	(572)	(367)
Effect of exchange rate changes on cash	26	36

DECREASE IN CASH AND CASH EQUIVALENTS	(546)	(331)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,275	1,831

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,729	$1,500

See Accompanying Notes to the Consolidated Condensed Financial Statements.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2007
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
Operating results for the three-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008. For further information, refer to the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.
Divestiture: In November 2006, the Company sold its 70% interest in Benit Company (Benit), a joint venture investment, to the minority interest holder. As a result, Benit has been classified as a discontinued operation for the three-month period ended June 30, 2006, and its results of operations and cash flows have been reclassified in the Consolidated Condensed Financial Statements. All related footnotes to the Consolidated Condensed Financial Statements have been adjusted to exclude the effect of the operating results of Benit. See Note K, “Divestitures,” for additional information.
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
The Company’s software licenses generally do not include acceptance provisions. An acceptance provision allows a customer to test the software for a defined period of time before committing to license the software. If a license agreement were to include an acceptance provision, the Company would not record deferred subscription value or recognize revenue until the earlier of the receipt of a written customer acceptance or, if not notified by the customer to cancel the license agreement, the expiration of the acceptance period.
Under the Company’s business model, software license agreements frequently include flexible contractual provisions that, among other things, allow customers to receive unspecified future software products for no additional fee. These agreements combine the right to use the software products with maintenance for the term of the agreement. Under these agreements, once all four of the above noted revenue recognition criteria are met, the Company is required to recognize revenue ratably over the term of the license agreement. For license agreements signed prior to October 2000 (the prior business model), once all four of the above noted revenue recognition criteria were met, software license fees were recognized as revenue up-front (as the

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2007
contracts did not include a right to unspecified software products), and the maintenance fees were deferred and subsequently recognized as revenue over the term of the license.
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
Under the Company’s business model, a relatively small percentage of the Company’s revenue related to certain products is recognized on an up-front or perpetual basis once all revenue recognition criteria are met in accordance with SOP 97-2 as described above, and is reported in the “Software fees and other” line of the Consolidated Condensed Statements of Operations. License agreements pertaining to such products do not include the right to receive unspecified future software products, and maintenance is deferred and subsequently recognized over the term of the maintenance period. In the event such license agreements are executed within close proximity or in contemplation of other license agreements with the same customer which are recognized on a subscription basis, the contracts may be considered a single multi-element agreement, and as such all revenue is deferred and recognized as “Subscription revenue” in the Consolidated Condensed Statements of Operations.
Maintenance revenue is derived from two primary sources: (1) combined license and maintenance agreements recorded under the prior business model; and (2) stand-alone maintenance agreements.
Under the prior business model, maintenance and license fees were generally combined into a single license agreement. The maintenance portion was deferred and amortized into revenue over the initial license agreement term. Certain of these license agreements have not reached the end of their initial terms and, therefore, continue to amortize. This amortization is recorded to the “Maintenance” line item in the Consolidated Condensed Statements of Operations. The deferred maintenance portion, which was optional to the customer, was determined using its fair value based on annual, fixed maintenance renewal rates stated in the agreement. For license agreements entered into under the Company’s current business model, maintenance and license fees continue to be combined; however, the maintenance is inclusive for the entire term of the arrangement. The Company reports such combined fees on the “Subscription revenue” line item in the Consolidated Condensed Statements of Operations.
The Company also records stand-alone maintenance revenue earned from customers who elect optional maintenance. Revenue from such renewals is recognized on the “Maintenance” line item in the Consolidated Condensed Statements of Operations over the term of the renewal agreement.
The “Deferred maintenance revenue” line item on the Company’s Consolidated Condensed Balance Sheets principally represents payments received in advance of maintenance services to be rendered.
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
Revenue from sales to distributors, resellers, and value-added resellers (VARs) commences when all four of the SOP 97-2 revenue recognition criteria noted above are met and when these entities sell the software product to their customers. This is commonly referred to as the sell-through method. Revenue from the sale of products to distributors, resellers and VARs under licenses that include the right for the end-users to receive certain unspecified future software products is recognized on a ratable basis.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2007
For further information, refer to the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.
Cash Dividends:
In June 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.04 per share. The dividend totaled approximately $21 million and was paid on June 29, 2007 to stockholders of record on June 22, 2007.
In June 2006, the Company’s Board of Directors declared a quarterly cash dividend of $0.04 per share. The dividend totaled approximately $23 million and was paid on June 30, 2006 to stockholders of record on June 19, 2006.
Restricted Cash:
The Company’s insurance subsidiary requires a minimum restricted cash balance of $50 million. In addition, the Company has other restricted cash balances, including cash collateral for letters of credit. The total amount of restricted cash as of June 30, 2007 and March 31, 2007 was $61 million, and is included in the “Other noncurrent assets” line item on the Consolidated Condensed Balance Sheets.
Statement of Cash Flows:
For the three-month periods ended June 30, 2007 and 2006, interest payments were $59 million and $44 million, respectively, and income taxes paid were $139 million and $129 million, respectively.
In June 2007, the Company entered into an Accelerated Share Repurchase program (ASR) with a third-party financial institution and paid $500 million to repurchase shares of its common stock. The purchase price per share of the common stock repurchased through the ASR will be determined and adjusted based on a discount to the volume-weighted average price of the Company’s common stock during a period following the execution of the ASR agreement, subject to a maximum price per share. The final number of shares repurchased pursuant to the ASR will be determined based on such adjusted price, but the Company will not pay any additional amounts. For the first quarter of fiscal year 2008, the Company purchased approximately 16.9 million shares under the ASR. The ASR is expected to be completed by the third quarter of fiscal year 2008.
The $500 million payment under the ASR is included in the cash flows used in financing activities in the Company’s Consolidated Condensed Statement of Cash Flows and is recorded as treasury stock in the Stockholders’ Equity section of the Consolidated Condensed Balance Sheet.
Non-cash financing activities for the three-month periods ended June 30, 2007 and 2006 consisted of treasury shares issued in connection with the following: share-based incentive awards issued under the Company’s equity compensation plans of approximately $38 million, net of approximately $13 million of withholding taxes and $21 million, net of approximately $6 million of withholding taxes, respectively, the Company’s Employee Stock Purchase Plan of approximately $17 million and $21 million, respectively, and discretionary stock contributions to the CA, Inc. Savings Harvest Plan of approximately $22 million and $0, respectively.
Derivatives:
Derivatives are accounted for in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). Periodically, as part of the Company’s on-going risk management program, the Company enters into derivative contracts with the intent of mitigating a certain portion of the Company’s operating exposures, which could include its exposure to foreign currency denominated monetary assets and liabilities. The Company did not apply hedge accounting treatment under SFAS No. 133 for these exposures. Accordingly, all outstanding derivatives are recognized on the balance sheet at fair value and the changes in fair value from these contracts are recorded as other gains or expenses, in the Condensed Consolidated Statement of Operations.
During the first quarter of fiscal year 2008, the Company entered into derivative contracts with a total notional value of approximately 133 million euros and 750 million yen, none of which was outstanding as of June 30, 2007. The derivative contracts that were entered into during the first quarter of fiscal year 2008 resulted in a realized gain of less than $1 million. A realized loss of less than $1 million was also incurred during the first quarter of fiscal year 2008, relating to derivative contracts which were entered

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2007
into prior to March 31, 2007. These results are included in the “Other expenses (gains), net” line item of the Consolidated Condensed Statement of Operations. In the second quarter of fiscal year 2008, the Company entered into similar derivative contracts as those entered during the first quarter of fiscal year 2008 relating to the Company’s operating exposures.
Concentration of Credit Risk:
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable. Amounts included in accounts receivable expected to be collected from customers, as disclosed in Note D, “Trade and Installment Accounts Receivable,” have limited exposure to concentration of credit risk due to the diverse customer base and geographic areas covered by operations. Unbilled amounts due under our prior business model that are expected to be collected from customers includes one large IT outsourcer with a license arrangement that extends through fiscal year 2012 with a net unbilled receivable balance in excess of $400 million.
Adoption of new accounting principle:
On April 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). Among other things FIN 48 prescribes a “more-likely-than-not” threshold for the recognition and derecognition of tax positions, provides guidance on the accounting for interest and penalties relating to tax positions and requires that the cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings or other appropriate components of equity or net assets in the statement of financial position. Refer to Note I, “Income Taxes,” for additional information relating to the company’s accounting for FIN 48 and income taxes.
Reclassifications:
Approximately $18 million of deferred tax assets that were reported as “Deferred income taxes – noncurrent” at March 31, 2007 have been reclassified to “Deferred income taxes – current” on the Consolidated Condensed Balance Sheet to conform to the June 30, 2007 presentation.
NOTE B – COMPREHENSIVE INCOME
Comprehensive income includes net income and foreign currency translation adjustments. The components of comprehensive income for the three-month periods ended June 30, 2007 and 2006 are as follows:

	For the Three Months
	Ended June 30,
	2007	2006
	(in millions)
Net income	$129	$35
Foreign currency translation adjustment	(4)	9

Comprehensive income	$125	$44

NOTE C – EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing (i) the sum of net income and the after-tax amount of interest expense recognized in the period associated with outstanding dilutive Convertible Senior Notes by (ii) the sum of the weighted average number of common shares outstanding for the period and the weighted average dilutive common share equivalents.
For the three–month periods ended June 30, 2007 and 2006, approximately 14 million and 23 million options to purchase common stock, respectively, were excluded from the calculation, as their effect on earnings per share was anti-dilutive during the respective periods.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2007

	For the Three Months
	Ended June 30,
	2007	2006
	(in millions, except per share
	amounts)
Income from continuing operations, net of taxes	$129	$35
Interest expense associated with Convertible Senior Notes, net of tax	1	1

Numerator in calculation of diluted income per share	$130	$36

Weighted average shares outstanding and common share equivalents
Weighted average common shares outstanding	525	568
Weighted average shares outstanding upon conversion of Convertible Senior Notes	23	23
Weighted average equity awards outstanding	3	6

Denominator in calculation of diluted income per share	551	597

Diluted income from continuing operations per share	$0.24	$0.06

NOTE D – ACCOUNTING FOR SHARE-BASED COMPENSATION
Effective April 1, 2005, the Company adopted, under the modified retrospective basis, the provisions of SFAS No. 123(R) “Share-based payment” (SFAS No. 123(R)), which requires share-based awards exchanged for employee services to be accounted for under the fair value method. Accordingly share-based compensation cost is measured at the grant date, based on the fair value of the award. The Company uses the straight-line attribution method to recognize share-based compensation costs related to awards with only service conditions. The expense is recognized over the employee’s requisite service period (generally the vesting period of the award).
The Company recognized share-based compensation in the following line items on the Consolidated Condensed Statements of Operations for the periods indicated:

	For the Three Months
	Ended June 30,
	2007	2006
	(in millions)
Cost of professional services	$1	$1
Selling, general, and administrative	13	13
Product development and enhancement	7	5

Share-based compensation expense before tax	21	19
Income tax benefit	7	5

Net share-based compensation expense	$14	$14

There were no capitalized share-based compensation costs at June 30, 2007 or 2006.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2007
The following table summarizes information about unrecognized share-based compensation costs as of June 30, 2007:

		Weighted
	Unrecognized	Average Period
	Compensation	expected to be
	Costs	recognized
	(in millions)	(in years)
Stock option awards	$22	1.3
Restricted stock unit awards	18	1.4
Restricted stock awards	75	1.6
Performance share unit awards	47	1.5
Stock purchase plan	—	—

Total unrecognized share-based compensation costs	$162	1.5

Although there was no unrecognized compensation cost related to the stock purchase plan as of June 30, 2007, the Company expects to incur approximately $4 million of compensation expense over the ensuing six month period associated with the offer period commencing July 1, 2007.
Share-based incentive awards are provided to employees under the terms of the Company’s equity compensation plans (the Plans). The Plans are administered by the Compensation and Human Resource Committee of the Board of Directors (the Committee). Awards under the Plans may include at-the-money stock options, premium-priced stock options, restricted stock awards (RSAs), restricted stock units (RSUs), performance share units (PSUs), or any combination thereof. The non-employee members of the Company’s Board of Directors receive deferred stock units under a separate director compensation plan.
Additional information relating to the Company’s Plans which have been approved by stockholders and a description of the awards issued under these Plans can be found in Note 10 of the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.
Under the Company’s long-term incentive program for fiscal year 2008, senior executives were issued PSUs under which they are eligible to receive RSAs or RSUs and unrestricted shares in the future if certain targets are achieved. Each quarter, the Company compares the performance it expects to achieve with the performance targets. As of June 30, 2007, the Company has accrued compensation cost based on 124% of the 1-year and 100% of the 3-year PSUs initially expected to be earned under the fiscal year 2008 long-term incentive program. Compensation cost is amortized over the requisite service period of the awards. At the conclusion of the performance period for the fiscal year 2008 1-year and 3-year PSUs, the applicable number of shares of RSAs or RSUs or unrestricted stock granted may vary based upon the level of achievement of the performance targets and the approval of the Committee (which has discretion to reduce any award for any reason). The related compensation cost recognized will be based on the number of shares granted.
Under the Company’s long-term incentive program for fiscal year 2007, senior executives were granted stock options and issued PSUs, under which they are eligible to receive RSAs or RSUs and unrestricted shares at the end of the performance period if certain performance targets are achieved. Upon completion of the requisite performance period, the actual number of shares granted is subject to the approval of the Committee. In the first quarter of fiscal year 2008, the Company granted 0.9 million RSAs and less than 0.1 million RSUs under the 1-year PSU with a weighted average grant date fair value of $26.45. The 3-year PSUs have not yet been granted. Consequently, each quarter, the Company compares the performance it expects to achieve with the performance targets for the 3-year PSUs. As of June 30, 2007, the Company has accrued compensation cost based on its current expectation of achievement of approximately 114% of the aggregate targets for the 3-year PSUs. Compensation cost for both the RSAs and RSUs granted under the 1-year and the 3-year PSUs is amortized over the requisite service period of the awards. At the conclusion of the performance period for

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2007
the 3-year PSUs, the number of shares of unrestricted stock issued may vary based upon the level of achievement of the performance targets and the approval of the Committee (which has discretion to reduce any award for any reason). The related compensation cost recognized will be based on the number of shares granted.
Under the Company’s long-term incentive program for fiscal year 2006, senior executives were granted stock options and issued PSUs, under which they are eligible to receive RSAs or RSUs and unrestricted shares at the end of the performance period if certain performance targets are achieved. Upon completion of the requisite performance period, the actual number of shares granted is subject to the approval of the Committee. In the first quarter of fiscal year 2007, the Company granted 0.3 million RSAs under the 1-year PSU with a weighted average grant date fair value of $21.88. The 3-year PSUs have not yet been granted. Consequently, each quarter, the Company compares the performance it expects to achieve with the performance targets for the 3-year PSUs. As of June 30, 2007, the Company has accrued compensation cost based on its current expectation of achievement of approximately 85% of the aggregate targets for the 3-year PSUs. Compensation cost for both the RSAs and RSUs granted under the 1-year and the 3-year PSUs is amortized over the requisite service period of the awards. At the conclusion of the performance period for the 3-year PSUs, the number of shares of unrestricted stock issued may vary based upon the level of achievement of the performance targets and the approval of the Committee (which has discretion to reduce any award for any reason). The related compensation cost recognized will be based on the number of shares granted.
When the Company grants a stock option award, the fair value of the option is estimated at the grant date using the Black-Scholes option pricing model, consistent with the provisions of SFAS No. 123(R) and the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 107, “Interaction Between FASB Statement No. 123(R), and Certain SEC Rules and Regulations Regarding the Valuation of Share-Based Payment Arrangements for Public Companies” (SAB 107). The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the quarters ended June 30, 2007 and 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive stock option awards.
For the three-month periods ended June 30, 2007 and 2006, the Company issued options covering less than 0.1 million and 0.4 million shares of common stock, respectively.
The weighted average assumptions that were used for option grants in the respective periods are as follows:

	For the Three Months
	Ended June 30,
	2007	2006
Weighted average fair value	$7.84	$8.66
Dividend yield	.62%	.72%
Expected volatility factor(1)	.28	.41
Risk-free interest rate(2)	5.1%	4.9%
Expected term (in years)(3)	4.5	4.5

(1)	Measured using historical daily price changes of the Company’s stock over the respective expected term of the options and the implied volatility derived from the market prices of the Company’s traded options.

(2)	The risk-free rate for periods within the contractual term of the share options is based on the U.S. Treasury yield curve in effect at the time of grant.

(3)	The expected term is the number of years that the Company estimates, based primarily on historical experience, that options will be outstanding prior to exercise.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2007
For the three-month periods ended June 30, 2007 and 2006, the Company granted RSUs covering 0.2 million and 0.3 million shares of common stock, respectively. The weighted average grant date fair market value of these grants was $25.21 and $21.95, respectively. The RSUs granted during the three month periods ended June 30, 2007 included less than 0.1 million granted under the fiscal year 2007 1-year PSUs. No RSUs were granted under the fiscal 2006 1-year PSUs.
For the three-month periods ended June 30, 2007 and 2006, the Company granted RSAs of 2.5 million and 2.7 million shares of common stock, respectively. The weighted average grant date fair market value of these grants was $25.93 and $21.91, respectively. The RSAs granted during the three month periods ended June 30, 2007 and 2006 include the 0.9 million and 0.3 million RSAs granted under the fiscal year 2007 and fiscal year 2006 1-year PSUs, respectively. The 4.1 million and 2.8 million shares outstanding under RSAs at June 30, 2007 and March 31, 2007, respectively, are reflected in the treasury stock balance on the Consolidated Condensed Balance Sheet.
NOTE E – TRADE AND INSTALLMENT ACCOUNTS RECEIVABLE
The Company uses installment license agreements as a standard business practice and has a history of successfully collecting substantially all amounts due under the original payment terms without making concessions on payments, software products, maintenance, or professional services. Net trade and installment accounts receivable represent financial assets derived from the committed amounts due from the Company’s customers that have been earned by the Company. These accounts receivable balances are reflected net of unamortized discounts based on imputed interest for the time value of money for license agreements under the Company’s prior business model, unearned revenue attributable to maintenance and allowances for doubtful accounts. These balances do not include unbilled contractual commitments executed under the Company’s current business model. Such committed amounts are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Trade and Installment Accounts Receivable are composed of the following components:

	June 30,	March 31,
	2007	2007
	(in millions)
Current:
Accounts receivable	$610	$779
Other receivables	86	101
Unbilled amounts due within the next 12 months — prior business model	133	146
Less: Allowance for doubtful accounts	(32)	(32)
Less: Unearned revenue — current	(451)	(604)

Net trade and installment accounts receivable — current	$346	$390

Noncurrent:
Unbilled amounts due beyond the next 12 months — prior business model	$305	$357
Less: Allowance for doubtful accounts	(4)	(5)
Less: Unearned revenue — noncurrent	(17)	(21)

Net installment accounts receivable — noncurrent	$284	$331

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2007
The components of unearned revenue consist of the following:

	June 30,	March 31,
	2007	2007
	(in millions)
Current:
Unamortized discounts	$31	$32
Unearned maintenance	1	1
Deferred subscription revenue (billed, uncollected)	419	571

Total unearned revenue — current	$451	$604

Noncurrent:
Unamortized discounts	$15	$18
Unearned maintenance	2	3

Total unearned revenue — noncurrent	$17	$21

During the first quarter of fiscal year 2008, the Company transferred its rights and interest in future committed installments under a software license agreement to a third party financial institution with an aggregate contract value of approximately $7 million, for which the cash was received in the second quarter of fiscal year 2008. The Company did not have similar transactions during the first quarter of fiscal year 2007. If the Company transfers its financial interest in future committed installments under a license agreement to a third party financing institution, for which revenue has not yet been recognized, the Company records the liability associated with the receipt of the cash as “Financing obligations (collected)” in the Consolidated Condensed Balance Sheets. The amounts received from third party financing institutions are classified as either current or noncurrent, depending upon when amounts are expected to be payable by the customer under the license agreement. As the installments become due and payable from the customer to the third party financing institutions, the Company relieves its liability to the financing institution and recognizes the previously financed amount as “Deferred subscription revenue (collected)” in the Consolidated Condensed Balance Sheets. As of June 30, 2007, the aggregate remaining amounts due to the third party financing institutions classified as “Financing obligations (collected)” in the Consolidated Condensed Balance Sheet was approximately $90 million. The financing agreements may contain limited recourse provisions with respect to the Company’s continued performance under the license agreements. Based on its historical experience, the Company believes that any liability which may be incurred as a result of these limited recourse provisions will be immaterial.
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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2007
The gross carrying amounts and accumulated amortization for identified intangible assets are as follows:

	As of June 30, 2007
	Gross	Accumulated	Net
	Assets	Amortization	Assets
	(in millions)
Capitalized software:
Purchased	$4,811	$4,617	$194
Internally developed	665	426	239
Other identified intangible assets subject to amortization	660	341	319
Other identified intangible assets not subject to amortization	14	—	14

Total	$6,150	$5,384	$766

	As of March 31, 2007
	Gross	Accumulated	Net
	Assets	Amortization	Assets
	(in millions)
Capitalized software:
Purchased	$4,803	$4,600	$203
Internally developed	639	413	226
Other identified intangible assets subject to amortization	657	323	334
Other identified intangible assets not subject to amortization	14	—	14

Total	$6,113	$5,336	$777

For the first three months of fiscal years 2008 and 2007, amortization of capitalized software costs was $29 million and $105 million, respectively, and amortization of other identified intangible assets was $18 million and $13 million, respectively. The decline in amortization of capitalized software costs is attributable to certain intangible assets from prior acquisitions being fully amortized.
Based on the identified intangible assets recorded through June 30, 2007, annual amortization expense is expected to be as follows:

	Year Ended March 31,
	2008	2009	2010	2011	2012	2013
	(in millions)
Capitalized software:
Purchased	$59	$49	$38	$27	$16	$9
Internally developed	59	60	54	43	26	10
Other identified intangible assets subject to amortization	66	53	52	51	31	25

Total	$184	$162	$144	$121	$73	$44

The carrying value of goodwill was $5.35 billion as of June 30, 2007 and March 31, 2007. During the three-month period ended June 30, 2007, goodwill increased by approximately $10 million, primarily due to the acquisition of a small software company. Refer to Note G, “Acquisitions,” for additional information relating to the company’s acquisitions.
NOTE G – ACQUISITIONS
Acquisitions are accounted for as purchases and accordingly, their results of operations have been included in the Consolidated Condensed Financial Statements since the dates of their acquisitions. The purchase price for the Company’s acquisitions is allocated to the assets acquired and liabilities assumed from the acquired entity. These allocations are based upon estimates which may be revised within one year of the date of acquisition as additional information becomes available. It is anticipated that the final purchase price allocations for these acquisitions will not differ materially from their

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2007
preliminary allocations. The Company’s acquisition in the first quarter of fiscal year 2008 was considered immaterial compared to the results of the Company’s operations and therefore purchase accounting and pro-forma disclosure are not presented.
At June 30, 2007, the Company had approximately $9 million in remaining holdback payments related to prior period acquisitions. These amounts are included in the “Accrued expenses and other liabilities” line on the Consolidated Condensed Balance Sheet. During the three-month period ended June 30, 2007, the Company made no payments against these liabilities. The remaining balances are expected to be paid within the next twelve months.
Accrued acquisition-related costs and changes in these accruals, including additions related to both the current year and prior year acquisitions were as follows:

	Duplicate
	Facilities and	Employee
	Other Costs	Costs
	(in millions)
Balance as of March 31, 2007	$27	$6
Additions	—	1
Settlements	(2)	(1)

Balance as of June 30, 2007	$25	$6

The liabilities for duplicate facilities and other costs relate to operating leases, which are actively being renegotiated and expire at various times through 2010, negotiated buyouts of operating lease commitments, and other contractual liabilities. The liabilities for employee costs relate to involuntary termination benefits. Adjustments to the corresponding liability and related goodwill accounts are recorded when obligations are settled at amounts less than those originally estimated. The remaining liability balances are included in the “Accrued expenses and other liabilities” line item on the Consolidated Condensed Balance Sheets.
NOTE H – RESTRUCTURING AND OTHER
Fiscal 2007 Restructuring Plan
In August 2006, the Company announced the fiscal 2007 plan to improve the Company’s expense structure and increase its competitiveness. The fiscal 2007 plan’s objectives include a workforce reduction, global facilities consolidations and other cost reduction initiatives. The total cost of the fiscal 2007 plan is expected to be approximately $200 million.
Severance: The Company currently estimates a reduction in workforce of approximately 2,000 positions under the fiscal 2007 plan, including approximately 300 positions from the divestitures of consolidated majority owned subsidiaries considered joint ventures during fiscal year 2007. The termination benefits the Company has offered in connection with this workforce reduction are substantially the same as the benefits the Company has provided historically for non-performance-based workforce reductions. In certain countries, termination benefits have been provided based upon prior experiences with the restructuring plan announced in July 2005 (the fiscal 2006 plan) as described below. These costs have been recognized in accordance with SFAS No. 112, “Employers Accounting for Post Employment Benefits, an Amendment of FASB Statements No. 5 and 43” (SFAS No. 112). Enhancements to termination benefits which exceed past practice or in excess of legal requirements are being recognized in accordance with SFAS No. 146, “Accounting for Costs Associated With Exit or Disposal Activities” (SFAS No. 146). For the first quarter of fiscal year 2008, the Company recorded a reduction of approximately $2 million in severance costs principally relating to changes in estimates associated with resignations and redeployments of certain international employees, partially offset by additional terminations in North America. The Company

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2007
anticipates the total severance cost for the fiscal 2007 plan will be approximately $150 million, of which approximately $122 million has been recognized through June 30, 2007. The majority of the remainder is expected to be recognized during fiscal year 2008. The plans associated with the balance of the reductions in workforce are still being finalized and the associated charges will be recorded once the actions are approved by management.
Facilities Abandonment: The Company records the costs associated with lease terminations or abandonments when the Company ceases to utilize the property. Under SFAS No. 146, the liability associated with lease termination or abandonment is measured as the present value of the total remaining lease costs and associated operating costs reduced by estimated sublease rentals that could be reasonably obtained for the property. The Company accretes its obligations related to the facilities abandonment to the then-present value and, accordingly, recognizes accretion expense as a restructuring expense in future periods. The Company incurred approximately $7 million of charges related to abandoned properties during the first quarter of fiscal year 2008 and approximately $30 million since the plan’s inception. The Company anticipates the total cost for facilities abandonment will be approximately $50 million under the fiscal 2007 plan. The majority of the remaining obligation will be recognized by the end of fiscal year 2008.
For the quarter ended June 30, 2007, restructuring activity under the fiscal 2007 plan was as follows:

		Facilities
	Severance	Abandonment
	(in millions)
Balance at March 31, 2007	$87	$17
(Reductions) additions	(2)	7
Payments	(17)	(7)

Balance at June 30, 2007	$68	$17

The liability balance for the severance portion of the remaining reserve is included in the “Salaries, wages and commissions” line on the Consolidated Condensed Balance Sheet. The liability for the facilities portion of the remaining reserve is included in the “Accrued expenses and other current liabilities” line item on the Consolidated Condensed Balance Sheet. The costs are included in the “Restructuring and other” line item on the Consolidated Condensed Statement of Operations for the period ended June 30, 2007.
Fiscal 2006 Restructuring Plan
In July 2005, the Company announced the fiscal 2006 plan to increase efficiency and productivity and to align its investments more closely with strategic growth opportunities. The Company accounted for the individual components of the restructuring plan as follows:
Severance: The fiscal 2006 plan included a workforce reduction of approximately five percent, or 800 positions, worldwide. The termination benefits the Company offered in connection with this workforce reduction were substantially the same as the benefits the Company has provided historically for non-performance-based workforce reductions. In certain countries, termination benefits have been provided based upon statutory minimum requirements. The employee termination obligations incurred in connection with the fiscal 2006 plan were accounted for in accordance with SFAS No. 112. In certain countries, the Company elected to provide termination benefits in excess of legal requirements subsequent to the initial implementation of the plan. These additional costs have been recognized in accordance with SFAS No. 146. The Company incurred a total of approximately $59 million of severance costs since inception through the first quarter of fiscal year 2008. The Company has recognized substantially all of the severance related costs

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2007
associated with the fiscal 2006 plan. Final payment of these amounts is dependent upon settlement with the works councils in certain international locations.
Facilities Abandonment: The Company recorded the costs associated with lease termination or abandonment when the Company ceased to utilize the leased property. Under SFAS No. 146, the liability associated with lease termination and/or abandonment is measured as the present value of the total remaining lease costs and associated operating costs, less probable sublease income. The Company incurred a total of approximately $27 million of facilities abandonment costs since inception through the first quarter of fiscal year 2008. The Company accretes its obligations related to the facilities abandonment to the then-present value and, accordingly, recognizes accretion expense as a restructuring expense in future periods. The Company has recognized substantially all of the facilities abandonment costs associated with the fiscal 2006 plan.
For the quarter ended June 30, 2007, restructuring activity under the fiscal 2006 plan was as follows:

		Facilities
	Severance	Abandonment
	(in millions)
Balance at March 31, 2007	$6	$14
Additions	1	1
Payments	(3)	(2)

Balance at June 30, 2007	$4	$13

The liability balance for the severance portion of the remaining reserve is included in the “Salaries, wages and commissions” line on the Consolidated Condensed Sheets of the respective periods. The liability for the facilities portion of the remaining reserve is included in the “Accrued expenses and other current liabilities” line item on the Consolidated Condensed Balance Sheets.
Other: During the first three months of fiscal year 2008 the Company incurred approximately $1 million in legal fees in connection with matters under review by the Special Litigation Committee, composed of independent members of the Board of Directors (see also Note J, “Commitments and Contingencies”) and approximately $4 million related to a loss on the sale of an investment in marketable securities associated with the closure of an international location. During the first three months of fiscal year 2007, the Company incurred approximately $1 million in connection with certain costs related to the Deferred Prosecution Agreement (see also Note J, “Commitments and Contingencies”).
NOTE I – INCOME TAXES
Income tax expense for the quarter ended June 30, 2007 was $68 million compared with a tax expense of $8 million for the quarter ended June 30, 2006. For the quarter ended June 30, 2006, the tax provision reflected a net benefit of approximately $7 million, primarily arising from the resolution of certain international tax contingencies.
As noted in Note A “Basis of Presentation”, on April 1, 2007, the Company adopted FIN 48. FIN 48 prescribes a comprehensive model for financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. As a result of adopting FIN 48, there was an increase to retained earnings of approximately $11 million and a corresponding decrease to tax liabilities. Upon adoption on April 1, 2007, the liability for income taxes associated with uncertain tax positions was $282 million and the deferred tax assets arising from these uncertain tax positions (from interest and state income tax deductions) was $48 million. If the unrecognized tax benefits associated with these positions are ultimately recognized, they would primarily affect the Company’s effective tax rate and stockholders equity. In addition, consistent with the provisions of FIN 48, the Company reclassified as of April 1, 2007 $243 million of income tax liabilities from current to non-current liabilities because the cash payment is not anticipated to occur within one year of the balance sheet date. An additional $11 million of unrecognized tax benefits, including $7

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2007
million of interest, was recorded as noncurrent income tax liabilities during the three months ended June 30, 2007. All noncurrent income tax liabilities are recorded in the “Federal, state and foreign income taxes payable – noncurrent” line of the Consolidated Condensed Balance Sheets. The nature of the uncertain tax positions expected to be resolved within the next twelve (12) months relate primarily to various state income tax audits and are recorded in the “Federal, state, and foreign income taxes payable – current” line of the Consolidated Condensed Balance Sheets. The range of any settlement or resolution of these various state income tax audits cannot be reasonably estimated as of June 30, 2007, because the audits are still ongoing. Interest and penalties related to income tax liabilities are included in income tax expense. The Company had $40 million of accrued interest expense, net of $23 million in tax benefits, and penalties as of the date of adoption of FIN 48.
The number of years with open tax audits varies from jurisdiction to jurisdiction. Our major tax jurisdictions include the U.S., Japan, Germany, and the U.K. The earliest years still open and subject to ongoing audits as of the date of adoption of FIN 48 for these jurisdictions are: (i) United States – 2001; (ii) Japan – 2000; (iii) Germany – 2003; and (iv) the U.K. – 1999.
NOTE J – COMMITMENTS AND CONTINGENCIES
Certain legal proceedings in which we are involved are discussed in Note 8, “Commitments and Contingencies”, in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 (the 2007 Form 10-K). The following discussion should be read in conjunction with the 2007 Form 10-K.
Stockholder Class Action and Derivative Lawsuits Filed Prior to 2004
The Company, its former Chairman and CEO Charles B. Wang, its former Chairman and CEO Sanjay Kumar, its former Chief Financial Officer Ira Zar, and its Vice Chairman and Founder Russell M. Artzt were defendants in one or more stockholder class action lawsuits, filed in July 1998, February 2002, and March 2002 in the United States District Court for the Eastern District of New York (the Federal Court), alleging, among other things, that a class consisting of all persons who purchased the Common Stock during the period from January 20, 1998 until July 22, 1998 were harmed by misleading statements, misrepresentations, and omissions regarding the Company’s future financial performance. In addition, in May 2003, a class action lawsuit captioned John A. Ambler v. Computer Associates International, Inc., et al. was filed in the Federal Court. The complaint in this matter, a purported class action on behalf of the CA Savings Harvest Plan (the CASH Plan) and the participants in, and beneficiaries of, the CASH Plan for a class period running from March 30, 1998, through May 30, 2003, asserted claims of breach of fiduciary duty under the federal Employee Retirement Income Security Act (ERISA). The named defendants were the Company, the Company’s Board of Directors, the CASH Plan, the Administrative Committee of the CASH Plan, and the following current or former employees and/or former directors of the Company: Messrs. Wang, Kumar, Zar, Artzt, Peter A. Schwartz, and Charles P. McWade; and various unidentified alleged fiduciaries of the CASH Plan. The complaint alleged that the defendants breached their fiduciary duties by causing the CASH Plan to invest in Company securities and sought damages in an unspecified amount.
A derivative lawsuit was filed by Charles Federman against certain current and former directors of the Company, based on essentially the same allegations as those contained in the February and March 2002 stockholder lawsuits discussed above. This action was commenced in April 2002 in Delaware Chancery Court, and an amended complaint was filed in November 2002. The defendants named in the amended complaint were current Company directors Mr. Lewis S. Ranieri, and The Honorable Alfonse M. D’Amato, and former Company directors Ms. Shirley Strum Kenny and Messrs. Wang, Kumar, Artzt, Willem de Vogel, Richard Grasso, and Roel Pieper. The Company is named as a nominal defendant. The derivative suit alleged breach of fiduciary duties on the part of all the individual defendants and, as against the former management director defendants, insider trading on the basis of allegedly misappropriated confidential, material information. The amended complaint sought an accounting and

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2007
recovery on behalf of the Company of an unspecified amount of damages, including recovery of the profits allegedly realized from the sale of Common Stock.
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
In settling the derivative suits, which settlement was also approved by the Federal Court in December 2003, the Company committed to maintain certain corporate governance practices. Under the settlement, the Company, the individual defendants and all other current and former officers and directors of the Company were released from any potential claim by stockholders arising from accounting-related or other public statements made by the Company or its agents from January 1998 through February 2002 (and from March 11, 1998 through May 2003 in the case of the employee ERISA action). The individual defendants were released from any potential claim by or on behalf of the Company relating to the same matters.
On October 5, 2004 and December 9, 2004, four purported Company stockholders served motions to vacate the Order of Final Judgment and Dismissal entered by the Federal Court in December 2003 in connection with the settlement of the derivative action. These motions primarily sought to void the releases that were granted to the individual defendants under the settlement. On December 7, 2004, a motion to vacate the Order of Final Judgment and Dismissal entered by the Federal Court in December 2003 in connection with the settlement of the 1998 and 2002 stockholder lawsuits discussed above was filed by Sam Wyly and certain related parties. The motion sought to reopen the settlement to permit the moving stockholders to pursue individual claims against certain present and former officers of the Company. The motion stated that the moving stockholders did not seek to file claims against the Company. On June 14, 2005, the Federal Court granted movants’ motion to be allowed to take limited discovery prior to the Federal Court’s ruling on these motions (the 60(b) Motions). At a hearing held on August 1, 2007 and in a memorandum and order dated August 2, 2007, the Federal Court denied all of the 60(b) Motions and reaffirmed the 2003 settlements. This decision is subject to appeal.
The Government Investigation – DPA Concluded
In 2002, the United States Attorney’s Office for the Eastern Division of New York (the USAO) and the staff of the Northeast Regional Office of the SEC commenced an investigation concerning certain of the Company’s past accounting practices, including the Company’s revenue recognition procedures in periods prior to the adoption of the Company’s business model in October 2000.
In response to the investigation, the Board of Directors authorized the Audit Committee (now the Audit and Compliance Committee) to conduct an independent investigation into the timing of revenue recognition by the Company. On October 8, 2003, the Company reported that the ongoing investigation by the Audit and Compliance Committee had preliminarily found that revenues were prematurely recognized in the fiscal year ended March 31, 2000, and that a number of software license agreements appeared to have been signed after the end of the quarter in which revenues associated with such software license agreements had been recognized in that fiscal year (the 35-Day Month practice). Those revenues, as the Audit and Compliance Committee found, should have been recognized in the quarter in which the software license agreements were signed. Those preliminary findings were reported to government investigators.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2007
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
In September 2004, the Company reached agreements with the USAO and the Northeast Regional office of the SEC by entering into a Deferred Prosecution Agreement (DPA) with the USAO and consenting to the entry of a Final Consent Judgment (Consent Judgment, and together with the DPA, the Agreements) in a parallel proceeding brought by the SEC in the Federal Court. The Federal Court approved the DPA on September 22, 2004 and entered the Consent Judgment on September 28, 2004. The agreements resolved USAO and SEC investigations into certain of the Company’s past accounting practices, including its revenue recognition policies and procedures during certain periods prior to the adoption of the business model in October 2000, and obstruction of their investigations.
Under the DPA, the Company established a $225 million fund for purposes of restitution to current and former stockholders of the Company. Pursuant to the DPA, the Company proposed and the USAO accepted, on or about November 4, 2004, the appointment of Kenneth R. Feinberg as Fund Administrator. Also, pursuant to the Agreements, Mr. Feinberg submitted to the USAO on or about June 28, 2005, a Plan of Allocation for the Restitution Fund (the Restitution Fund Plan). The Restitution Fund Plan was approved by the Federal Court on August 18, 2005. The Company’s payments to the restitution fund, which will be allocated and distributed to certain current and former stockholders of the Company as determined by the Fund Administrator, are in addition to the amounts that the Company previously agreed to provide current and former stockholders in settlement of certain class action lawsuits in August 2003 (see ‘‘—Stockholder Class Action and Derivative Lawsuits Filed Prior to 2004”). This latter amount was paid by the Company in December 2004 in shares at a then total value of approximately $174 million.
Under the Agreements, the Company also agreed to the appointment of an Independent Examiner to examine the Company’s practices for the recognition of software license revenue, its ethics and compliance policies and other specified matters. The Agreements provided that the Independent Examiner would also review the Company’s compliance with the Agreements and periodically report findings and recommendations to the USAO, SEC and Board of Directors. On March 16, 2005, the Federal Court appointed Lee S. Richards III, Esq. of Richards Spears Kibbe & Orbe LLP (now, Richards Kibbe & Orbe LLP) to serve as Independent Examiner. The Independent Examiner issued quarterly reports concerning the Company’s compliance with the Agreements. On May 1, 2007, the Independent Examiner issued a final report (the Final Report) concerning the Company’s compliance with the Agreements.
On May 15, 2007, the USAO submitted a motion to the Federal Court seeking dismissal of the charges against the Company. The USAO’s motion papers cited the Final Report of the Independent Examiner and stated that the Company complied with the DPA. On May 21, 2007, based on the Company’s compliance with the DPA’s terms, the Federal Court ordered dismissal of the charges that had been filed against the Company in connection with the DPA. As a result of the dismissal and as provided in the DPA, the DPA thereupon expired and is thus concluded.
The Consent Judgment contains provisions which are parallel to the DPA, and it permanently enjoins the Company from violating certain

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2007
provisions of the federal securities laws, including Section 17(a) of the Securities Act of 1933 (the Securities Act), Sections 10(b), 13(a) and 13(b)(2) of the Securities Exchange Act of 1934 (the Exchange Act) and Rules 10b-5, 12b-20, 13a-1 and 13a-13 under the Exchange Act. The injunctive provisions of the Consent Judgment remain in effect.
In 2004, David Kaplan, David Rivard, Lloyd Silverstein and Ira Zar, former executives who oversaw the relevant financial operations during the period in question, resigned at the Company’s request. All four pled guilty to charges of conspiracy to obstruct justice, and/or securities fraud charges, and have been sentenced.
On September 22, 2004, Mr. Woghin, the Company’s former General Counsel, pled guilty to conspiracy to commit securities fraud and obstruction of justice and has been sentenced.
On April 24, 2006, Messrs. Kumar and Richards pled guilty to charges including conspiracy to commit securities fraud and wire fraud, committing securities fraud, filing false SEC filings, conspiracy to obstruct justice and obstruction of justice all counts in the superseding indictment filed by the USAO. Mr. Kumar was sentenced to a term of imprisonment for twelve years and has been directed pay restitution in the amount of $798.6 million, of which $50 million is due to be paid within 90 days of the date of the Order or by July 31, 2007, whichever is later. Mr. Richards was sentenced to a term of imprisonment for seven years.
For additional information on the Government investigation and the DPA, see the Company’s Annual Report on Form 10-K for the fiscal year ending March 31, 2007.
Derivative Actions Filed in 2004
In June 2004, a purported derivative action was filed in the Federal Court by Ranger Governance Ltd. against certain current or former employees and/or directors of the Company. In July 2004, two additional purported derivative actions were filed in the Federal Court by purported Company stockholders against certain current or former employees and/or directors of the Company. In November 2004, the Federal Court issued an order consolidating these three derivative actions. The plaintiffs filed a consolidated amended complaint (the Consolidated Complaint) on January 7, 2005. The Consolidated Complaint names as defendants Messrs. Wang, Kumar, Zar, Artzt, D’Amato, Richards, Ranieri and Woghin; Messrs. Kaplan, Rivard and Silverstein; Michael A. McElroy; Messrs. McWade and Schwartz; Gary Fernandes; Robert E. La Blanc; Jay W. Lorsch; Kenneth Cron; Walter P. Schuetze; Messrs. de Vogel and Grasso; Roel Pieper; KPMG LLP; and Ernst & Young LLP. The Company is named as a nominal defendant. The Consolidated Complaint alleges a claim against Messrs. Wang, Kumar, Zar, Kaplan, Rivard, Silverstein, Artzt, D’Amato, Richards, McElroy, McWade, Schwartz, Fernandes, La Blanc, Ranieri, Lorsch, Cron, Schuetze, de Vogel, Grasso, Pieper and Woghin for contribution towards the consideration the Company had previously agreed to provide current and former stockholders in settlement of certain class action litigation commenced against the Company and certain officers and directors in 1998 and 2002 (see “— Stockholder Class Action and Derivative Lawsuits Filed Prior to 2004”) and seeks on behalf of the Company compensatory and consequential damages in an amount not less than $500 million in

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2007
connection with the USAO and SEC investigations (see “— The Government Investigation”). The Consolidated Complaint also alleges a claim seeking unspecified relief against Messrs. Wang, Kumar, Zar, Kaplan, Rivard, Silverstein, Artzt, D’Amato, Richards, McElroy, McWade, Fernandes, La Blanc, Ranieri, Lorsch, Cron, Schuetze, de Vogel and Woghin for violations of Section 14(a) of the Exchange Act for alleged false and material misstatements made in the Company’s proxy statements issued in 2002 and 2003. The Consolidated Complaint also alleges breach of fiduciary duty by Messrs. Wang, Kumar, Zar, Kaplan, Rivard, Silverstein, Artzt, D’Amato, Richards, McElroy, McWade, Schwartz, Fernandes, La Blanc, Ranieri, Lorsch, Cron, Schuetze, de Vogel, Grasso, Pieper and Woghin. The Consolidated Complaint also seeks unspecified compensatory, consequential and punitive damages against Messrs. Wang, Kumar, Zar, Kaplan, Rivard, Silverstein, Artzt, D’Amato, Richards, McElroy, McWade, Schwartz, Fernandes, La Blanc, Ranieri, Lorsch, Cron, Schuetze, de Vogel, Grasso, Pieper and Woghin based upon allegations of corporate waste and fraud. The Consolidated Complaint also seeks unspecified damages against Ernst & Young LLP (E&Y) and KPMG LLP (KPMG) for breach of fiduciary duty and the duty of reasonable care, as well as contribution and indemnity under Section 14(a) of the Exchange Act. The Consolidated Complaint requests restitution and rescission of the compensation earned under the Company’s executive compensation plan by Messrs. Artzt, Kumar, Richards, Zar, Woghin, Kaplan, Rivard, Silverstein, Wang, McElroy, McWade and Schwartz. Additionally, pursuant to Section 304 of the Sarbanes-Oxley Act, the Consolidated Complaint seeks reimbursement of bonus or other incentive-based equity compensation received by defendants Wang, Kumar, Schwartz and Zar, as well as alleged profits realized from their sale of securities issued by the Company during the time periods they served as the Chief Executive Officer (Messrs. Wang and Kumar) and Chief Financial Officer (Messrs. Schwartz and Zar) of the Company. Although no relief is sought from the Company, the Consolidated Complaint seeks monetary damages, both compensatory and consequential, from the other defendants, including current or former employees and/or directors of the Company, E&Y and KPMG in an amount totaling not less than $500 million.
The consolidated derivative action was stayed pending resolution of the 60(b) Motions, which were recently denied (see “— Stockholder Class Action and Derivative Lawsuits Filed Prior to 2004”). On February 1, 2005, the Company established a Special Litigation Committee of independent members of its Board of Directors to, among other things, control and determine the Company’s response to the Consolidated Complaint and the 60(b) Motions. On April 13, 2007, the Special Litigation Committee issued its reports, which announced the Special Litigation Committee’s conclusions, determinations, recommendations and actions with respect to the claims asserted in the Derivative Actions and in the 60(b) Motions. Also, in response to the Consolidated Complaint, the Special Litigation Committee served a motion which seeks the Federal Court’s approval of the Special Litigation Committee’s conclusions. As summarized in the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2007 and in the bullets below, the Special Litigation Committee concluded as follows:
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
JUNE 30, 2007
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
• The Special Litigation Committee has concluded that it would be in the best interests of the Company to pursue certain of the claims against the former CA executives who have pled guilty to various charges of securities fraud and/or obstruction of justice — including David Kaplan (CA’s former head of Financial Reporting), Stephen Richards (CA’s former head of Worldwide Sales), David Rivard (CA’s former head of Sales Accounting), Lloyd Silverstein (CA’s former head of the Global Sales Organization), Steven Woghin (CA’s former General Counsel) and Ira Zar (CA’s former CFO). The Special Litigation Committee has determined and directed that these claims be pursued by CA using counsel retained by the Company, unless the Special Litigation Committee is able to successfully conclude its ongoing settlement negotiations with these individuals shortly after the conclusion of their criminal restitution proceedings.
• The Special Litigation Committee has reached a settlement agreement (subject to court approval) with Russell Artzt (currently Vice Chairman and Founder and a former CA Board member). The Special Litigation Committee noted that during its investigation, it did not uncover evidence that Mr. Artzt directed or participated in the 35-Day Month practice or that he was involved in the preparation or dissemination of the financial statements that led to the accelerated vesting of equity granted under the Company’s Key Employee Stock Ownership Plan (KESOP) as alleged in the Derivative Actions. Pursuant to this settlement, the Company will receive $9 million (the cash equivalent of approximately 354,890 KESOP shares) and, as a result, the Special Litigation Committee will seek dismissal of all claims against him.
• The Special Litigation Committee has reached a settlement agreement (subject to court approval) with Charles McWade (CA’s former head of Financial Reporting and business development). Pursuant to this settlement, the Company will receive $1 million and, as a result, the Special Litigation Committee will seek dismissal of all claims against him.
• The Special Litigation Committee believes that the claims (the Director Claims) against current and former CA directors Kenneth Cron, Alfonse D’Amato, Willem de Vogel, Gary Fernandes, Richard Grasso, Shirley Strum Kenny, Robert La Blanc, Jay Lorsch, Roel Pieper, Lewis Ranieri, Walter Schuetze and Alex Vieux should be dismissed. The Special Litigation Committee has concluded that these directors did not breach their fiduciary duties and the claims against them lack merit.
• The Special Litigation Committee has concluded that while the Company has potentially valid claims (the McElroy Claims) against former officer Michael McElroy (CA’s former senior vice president of the Legal department), it would be in the best interests of the Company to seek dismissal of the claims against him.
• The Special Litigation Committee has concluded that it would be in the best interests of the Company to seek dismissal of the claims against CA’s former independent auditors, E&Y. The Special Litigation Committee has recommended this dismissal in light of the relevant legal standards, in particular, the applicable statutes of limitation. However, the Special Litigation Committee has recommended that CA promptly sever all economic arrangements with E&Y.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2007
• The Special Litigation Committee has concluded that it would be in the best interests of the Company to seek dismissal of the claims against CA’s current independent auditors, KPMG. The Special Litigation Committee has determined that KPMG’s audits were professionally conducted. The Special Litigation Committee has recommended this dismissal in the exercise of its business judgment in light of legal and factual hurdles as well as the value of the Company’s business relationship with KPMG.
The Special Litigation Committee has served motions which seek dismissal of the Director Claims, the McElroy Claims, the claims against E&Y and KPMG, and certain other claims. In addition, the Special Litigation Committee has asked for the Federal Court’s approval for the Company to be realigned as the plaintiff with respect to claims against certain other parties, including Messrs. Wang and Schwartz. By letter dated July 19, 2007, counsel for the Special Litigation Committee advised the Federal Court that the SLC had reached a settlement of the Derivative Litigation with two of the three derivative plaintiffs – Bert Vladimir, represented by Squitieri & Fearon, LLP, and Irving Rosenzweig, represented by Harwood Feffer LLP (formerly Wechsler Harwood LLP). In connection with the settlement, both of these plaintiffs have agreed to support the Special Litigation Committee’s motion to dismiss and to realign. CA has agreed to pay the attorney’s fees of Messrs. Vladimir and Rosenzweig in an amount up to $525,000 each. If finalized, this settlement would require approval of the Federal Court. On July 23, 2007, Ranger Governance filed a letter with the federal court objecting to the proposed settlement and on July 25, 2007, Ranger filed a memorandum opposing the Special Litigation Committee’s motion to dismiss and realign.
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
Derivative Actions Filed in 2006
On August 10, 2006, a purported derivative action was filed in the Federal Court by Charles Federman against certain current or former directors of the Company (the 2006 Federman Action). On September 15, 2006, a purported derivative action was filed in the Federal Court by Bert Vladimir and Irving Rosenzweig against certain current or former directors of the Company (the 2006 Vladimir Action). By order dated October 26, 2006, the Federal Court ordered the 2006 Federman Action and the 2006 Vladimir Action consolidated. Under the order, the actions are now captioned CA, Inc. Shareholders’ Derivative Litigation Employee Option Action. On January 31, 2007, plaintiffs filed a consolidated amended complaint naming as defendants the following current or former directors of the Company: Messrs. Artzt, Cron, D’Amato, de Vogel, Fernandes, Goldstein, Grasso, Kumar, La Blanc, Lofgren, Lorsch, McCracken, Pieper, Ranieri, Schuetze, Swainson, Wang and Zambonini and Ms. Unger. The Company is named as a nominal defendant. The complaint alleges purported claims against the individual defendants for breach of fiduciary duty and for violations of Section 14(a) of the Exchange Act for alleged false and material misstatements made in the Company’s proxy statements issued from 1998 through 2005. The premises for these purported claims concern the disclosures made by the Company in its Annual Report on Form 10-K for the fiscal year ended March 31, 2006 concerning the Company’s restatement of prior fiscal periods to reflect additional (a) non-cash, stock-based compensation expense relating to employee stock option grants prior to the Company’s fiscal year 2002, (b) subscription revenue relating to the early renewal of certain license agreements, and (c) sales commission expense that should have been recorded in the third quarter of the Company’s fiscal year 2006. According to the complaint, certain of the individual defendants’ actions allegedly were “in violation of the spirit, if not the letter of the DPA.” The complaint seeks an unspecified amount of compensatory and punitive damages, equitable relief including an order rescinding certain stock option awards, an award of plaintiffs’ costs and expenses, including reasonable attorneys’ fees, and other unspecified damages allegedly sustained by the

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2007
Company. On March 30, 2007, the Company and the individual director-defendants separately moved to dismiss the complaint. In the opinion of management, the resolution of this lawsuit is not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flow.
On September 13, 2006, a purported derivative action was filed in the Delaware Chancery Court by Muriel Kaufman asserting purported derivative claims against Messrs. Kumar, Wang, Zar, Silverstein, Woghin, Richards, Artzt, Cron, D’Amato, La Blanc, Ranieri, Lorsch, Schuetze, Vieux, De Vogel and Grasso and Ms. Strum Kenny. The Company was named as a nominal defendant. The complaint alleged purported claims against the individual defendants for breach of fiduciary duty, corporate waste and contribution and indemnification, in connection with the accounting fraud and obstruction of justice that led to the criminal prosecution of certain former officials of the Company and to the DPA (see “— The Government Investigation”) and in connection with the settlement of certain class action and derivative lawsuits (see “— Stockholder Class Action and Derivative Lawsuits Filed Prior to 2004”). The complaint sought an unspecified amount of compensatory damages, an accounting from each individual defendant, an award of plaintiff’s costs and expenses, including reasonable attorneys’ fees, and other unspecified damages allegedly sustained by the Company. On December 19, 2006, the Special Litigation Committee filed a motion to dismiss or, in the alternative, to stay the action in favor of the consolidated derivative action originally filed in the Federal Court in June 2004 (see “— Derivative Actions Filed in 2004”). On June 8, 2007, the Delaware Chancery Court granted the motion and dismissed the action with prejudice.
Texas Litigation
On August 9, 2004, a petition was filed by Sam Wyly and Ranger Governance, Ltd. against the Company in the District Court of Dallas County, Texas (the Ranger Governance Litigation), seeking to obtain a declaratory judgment that plaintiffs did not breach two separation agreements they entered into with the Company in 2002 (the 2002 Agreements). Plaintiffs seek to obtain this declaratory judgment in order to file a derivative suit on behalf of the Company (see “— Derivative Actions Filed in 2004”). On September 3, 2004, the Company filed an answer to the petition and on September 10, 2004, the Company filed a notice of removal seeking to remove the action to federal court. On February 18, 2005, Mr. Wyly filed a separate lawsuit in the United States District Court for the Northern District of Texas (the Texas Federal Court) alleging that he is entitled to attorneys’ fees in connection with the original litigation filed in Texas. The two actions have been consolidated. On March 31, 2005, the plaintiffs amended their complaint to allege a claim that they were defrauded into entering the 2002 Agreements and to seek rescission of those agreements and damages. The amended complaint in the Ranger Governance Litigation seeks rescission of the 2002 Agreements, unspecified compensatory, consequential and exemplary damages and a declaratory judgment that the 2002 Agreements are null and void and that plaintiffs did not breach the 2002 Agreements. On May 11, 2005, the Company moved to dismiss the Texas litigation. On July 21, 2005, the plaintiffs filed a motion for summary judgment. On July 22, 2005, the Texas Federal Court dismissed the latter two motions without prejudice to refiling the motions later in the action. On September 1, 2005, the Texas Federal Court granted the Company’s motion to transfer the action to the Federal Court. Since the transfer, there have been no significant activities or developments.
Other Civil Actions
In June 2004, a lawsuit captioned Scienton Technologies, Inc. et al. v. Computer Associates International, Inc. was filed in the Federal Court. The complaint seeks monetary damages in various amounts, some of which are unspecified, but which are alleged to exceed $868 million, based upon claims for, among other things, breaches of contract, misappropriation of trade secrets, and unfair competition. This matter is in the early stages of discovery. Although the ultimate outcome cannot be determined, the Company believes that the claims are unfounded and that the Company has meritorious defenses. In the opinion of management, the resolution of this lawsuit is not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2007
On September 21, 2004, a complaint to compel production of the Company’s books and records, including files that have been produced by the Company to the USAO and SEC in the course of their joint investigation of the Company’s accounting practices (see “— The Government Investigation”), was filed by a purported stockholder of the Company in Delaware Chancery Court pursuant to Section 220 of the Delaware General Corporation Law. The complaint concerns the inspection of documents related to Mr. Kumar’s compensation, the independence of the Board of Directors and ability of the Board of Directors to sue for return of that compensation. The Company filed its answer to this complaint on October 15, 2004 and there have been no developments since that time. The Company, various subsidiaries, and certain current and former officers have been named as defendants in various other lawsuits and claims arising in the normal course of business. The Company believes that it has meritorious defenses in connection with such lawsuits and claims, and intends to vigorously contest each of them. In the opinion of the Company’s management, the results of these other lawsuits and claims, either individually or in the aggregate, are not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flow.
In December 2006, a lawsuit captioned Diagnostic Systems Corporation v. Symantec Corporation. et al., was filed in the United States District Court for the Central District of California, Southern Division. The complaint seeks preliminary and permanent injunctions, as well as monetary damages in various amounts, all of which are unspecified, based upon claims for patent infringement. The Company filed its answer to the complaint on February 13, 2007. Although the ultimate outcome cannot be determined, the Company believes that the claims are unfounded and that the Company has meritorious defenses. In the opinion of management, the resolution of this lawsuit is not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.
On May 23, 2007, a lawsuit captioned The Bank of New York v. CA, Inc. et al., was filed in the Supreme Court of the State of New York, New York County. The complaint seeks unspecified damages and other relief, including acceleration of principal, based upon a claim for breach of contract. Specifically, the complaint alleges that the Company failed to comply with certain purported obligations in connection with its 5.625% Senior Notes due 2014, issued in November 2004, insofar as the Company failed to carry out a purported obligation to cause a registration statement to become effective to permit the exchange of the notes for substantially similar securities of the Company registered under the Securities Act that would be freely tradable, and, having failed to effect such exchange offer, failed to carry out the purported obligation to pay additional interest of 0.5% per annum after November 18, 2006. On July 13, 2007, the Company filed its verified answer in this matter. Although the ultimate outcome cannot be determined, the Company believes that the claims are unfounded and that the Company has meritorious defenses. In the opinion of management, the resolution of this lawsuit is not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.
NOTE K – DIVESTITURES
Discontinued Operations: In November 2006, the Company sold its 70% interest in Benit Company, formerly known as Liger Systems Co. Ltd. (Benit), for approximately $3.3 million. The 70% interest sold represented all of the Company’s outstanding equity interest in Benit. Benit offered a wide range of corporate solution services, such as IT outsourcing, business integration services, enterprise solutions and IT service management in Korea. The sale was part of the Company’s fiscal 2007 plan, which included an estimated headcount reduction of 300 positions associated with consolidated subsidiaries considered to be joint ventures. Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has separately presented the results of Benit as a discontinued operation in the June 30, 2006 Consolidated Condensed Statement of Operations. For further information, refer to the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2007
The operating results of Benit for the three–month period ended June 30, 2006 are summarized as follows:

For the Three Months
Ended June 30, 2006
(in millions)
Maintenance	$4
Software fees and other	1
Professional services	2

Total revenue	$7

Loss from sale of discontinued operation, net of taxes	$—
Loss from discontinued operation, net of taxes	$—

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q (Form 10-Q) contains certain forward-looking information relating to CA, Inc. (the “Company,” “Registrant,” “CA,” “we,” “our,” or “us”) that is based on the beliefs of, and assumptions made by, our management as well as information currently available to management. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” and similar expressions are intended to identify forward-looking information. Such information includes, the statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), but also appears in other parts of this Form 10-Q. This forward-looking information reflects our current views with respect to future events and is subject to certain risks, uncertainties, and assumptions, some of which are described under the caption “Risk Factors” in Part 1 Item 1A in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 filed with the Securities and Exchange Commission. Should one or more of these risks or uncertainties occur, or should our assumptions prove incorrect, actual results may vary materially from those described in this Form 10-Q as anticipated, believed, estimated, or expected. We do not intend to update these forward-looking statements.
QUARTERLY UPDATE
•	In April 2007, CA held CA World with the theme of “Innovation in the Real World” where CA addressed the challenges facing the IT industry and showcased the evolution and delivery of CA’s Enterprise IT Management (EITM) strategy for transforming the way businesses manage IT. CA delivered this message to more than 5,000 customers and partners.

•	In April 2007, CA announced that, effective immediately, Raymond J. Bromark was elected to its Board of Directors. Mr. Bromark also has been named to the Board’s Audit and Compliance Committee.

•	In April 2007, CA announced the next step in the fulfillment of its Enterprise Management (EITM) vision with an innovative Unified Service Model and an accompanying set of 16 Capability Solutions that empower IT to drive business growth and innovation and transform the way companies govern, manage and secure IT.

•	In April 2007, CA announced that it formed a Mid-Market and Storage business unit focused on companies with 500 — 5,000 employees and revenue of $100 million to $1 billion and a Mainframe business unit.

•	In May 2007, CA announced that it satisfied the terms of the Deferred Prosecution Agreement (DPA) that the Company entered into in September 2004, and that the DPA has expired.

•	In June 2007, CA announced that William E. McCracken, has succeeded Lewis S. Ranieri, as chairman of CA’s Board of Directors, effective immediately. Mr. Ranieri will remain as a director.

•	In June 2007, CA entered an Accelerated Share Repurchase (ASR) agreement and repurchased approximately 16.9 million shares of common stock at a cost of $500 million, although depending upon the average price of CA shares of common stock, CA may receive additional shares at no additional cost when the program is concluded.

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
Our predominantly subscription-based business model is unique among our competitors in the software industry and it may be difficult to compare our results for many of our performance indicators with those of our competitors. The following is a summary of the principal quantitative performance indicators that management uses to review performance:

	For the Three Months
	Ended June 30,			Percent
	2007	2006[1]	Change	Change
	(dollars in millions)
Subscription revenue	$829	$739	$90	12%
Total revenue	$1,025	$949	$76	8%
Subscription revenue as a percent of total revenue	81%	78%	3%	4%
New deferred subscription value (direct) [2]	$640	$388	$252	65%
New deferred subscription value (indirect)	$48	$44	$4	9%
Weighted average license agreement duration in years (direct)	3.35	2.48	0.87	35%
Cash used in operating activities	$(13)	$(46)	$33	N/A
Income from continuing operations, net of taxes	$129	$35	$94	N/A

[1]	Previously reported information has been reclassified to reflect discontinued operations

[2]	Includes approximately $37 million and $26 million, for the three months ended June 30, 2007 and 2006, respectively, from our tier one channel business.

	June 30,	March 31,		Percent
	2007	2007	Change	Change
	(dollars in millions)
Total cash, cash equivalents, and marketable securities	$1,733	$2,280	$(547)	(24%)
Total debt	$2,580	$2,583	$(3)	—%
Note – previously reported information has been reclassified to reflect discontinued operations
Analyses of our performance indicators, including general trends, can be found in the “Results of Operations” and “Liquidity and Capital Resources” sections of this MD&A. The performance indicators discussed below are those that we believe are unique because of our subscription-based business model.
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
If we transfer our financial interest in future committed installments under a license agreement to a third party financing institution, for which revenue has not yet been recognized, we record the liability associated with the receipt of the cash as “Financing obligations (collected)” on our Consolidated Condensed Balance Sheets. The amounts received from third party financing institutions are classified as either current or noncurrent, depending upon when amounts are expected to be payable under the license agreement with the customer. When the payment is due from the customer to the third party, we relieve our liability to the financing institution and recognize the previously financed amount as “Deferred subscription revenue (collected)” on our Consolidated Condensed Balance Sheets. The increase or decrease in financing obligations is reported as an operating activity entitled “Financing obligations (collected) — current” and “Financing obligations (collected) — noncurrent” in our Consolidated Condensed Statements of Cash Flows.
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
New Deferred Subscription Value — New deferred subscription value represents the total incremental value (contract value) of software licenses sold in a period, which will be accounted for under our subscription model of revenue recognition. Revenue from the sale of products to distributors, resellers and VARs that incorporates the right for the end-users to receive certain unspecified future software products is recognized on a ratable basis.
New deferred subscription value typically excludes the value associated with up-front or “perpetual” based licenses, maintenance-only license agreements, license-only indirect sales, and professional services arrangements and does not include that portion of bundled maintenance or unamortized discounts that are converted into subscription revenue upon renewal of prior business model contracts.
New deferred subscription value is the aggregate amount we expect to collect from our customers over the terms of the underlying subscription licenses based upon contractual license agreements entered into during a reporting period. This amount is recognized as subscription revenue ratably over the applicable software license term. The license agreements that contribute to new deferred subscription value represent binding payment commitments by customers over periods generally up to three years. The amount of new deferred subscription value recorded in a quarter is impacted by the volume and amount of contracts renewed during the quarter. Typically, our new deferred subscription value increases in each consecutive quarter during a fiscal year, with the first quarter being the weakest and the fourth quarter being the strongest. However, as we make efforts to improve the balance of the distribution of our contract renewals throughout the fiscal year, new deferred subscription value may not follow the pattern of increasing from quarter to quarter during a fiscal year. Additionally, the change in new deferred subscription value, relative to previous periods, does not necessarily correlate to the change in billings or cash receipts, relative to previous periods. The contribution to current period revenue from new deferred subscription value from any single license agreement is relatively small, since revenue is recognized ratably over the applicable license agreement term.
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

RESULTS OF OPERATIONS
Revenue:
The following table presents the percentage of total revenue and the percentage of period-over-period dollar change for the revenue line items on our Consolidated Condensed Statements of Operations for the three-month periods ended June 30, 2007 and 2006. These comparisons of past financial results are not necessarily indicative of future results.

	For the Three Months Ended June 30,
				Percentage
			Dollar	of	Percentage of
			Change	Dollar	Total
	Revenue		2007/	Change	Revenue
	2007	2006	2006	2007/2006	2007	2006
	(dollars in millions)
Revenue
Subscription revenue	$829	$739	$90	12%	81%	78%
Professional services	93	80	13	16%	9%	8%
Maintenance	78	99	(21)	(21)%	8%	10%
Software fees and other	20	23	(3)	(13)%	2%	3%
Financing fees	5	8	(3)	(38)%	—%	1%

Total revenue	$1,025	$949	$76	8%	100%	100%

Note – previously reported information has been reclassified to reflect discontinued operations
Total Revenue
As more fully described below, the increase was primarily due to growth in subscription revenue and professional services revenue. These increases were partly offset by declines in maintenance, software fees and other revenue, and financing fees. For the first quarter ended June 30, 2007, total revenue was favorably impacted by foreign exchange of approximately $27 million.
Subscription Revenue
Subscription revenue represents the portion of revenue ratably recognized on software license agreements entered into under our business model. Some of the licenses recorded between October 2000, when our business model was implemented, and the fourth quarter of fiscal year 2007 continued to contribute to subscription revenue on a monthly, ratable basis. As a result, subscription revenue for the quarter ended June 30, 2007 includes the ratable recognition of contracts recorded in the first quarter of fiscal year 2008, as well as contracts and related renewals recorded between October 2000 and the fourth quarter of fiscal year 2007, depending on the contract length. The growth rate in subscription revenue resulting from the transition to our business model is expected to decline as we reach maturity under our model and as fewer contracts remain under the prior business model to be renewed. Additionally, we expect that revenue from certain new or recently acquired products will be recorded on an upfront basis as “Software fees and other” which will result in higher total revenue for the period than if the same revenue had been recognized under a ratable subscription model in accordance with our historical practice.
Under the prior business model, maintenance revenue was separately identified and was reported on the “Maintenance” line item in the Consolidated Condensed Statements of Operations. Under our business model, maintenance that is bundled with product sales and is not separately identified in our customers’ license agreements is included within the “Subscription revenue” line item in the Consolidated Condensed Statements of Operations. Under the prior business model, financing revenue was also separately identified in the Consolidated Condensed Statements of Operations. Since the adoption of our business model, financing fee revenue has declined substantially as the majority of contracts entered are recognized as subscription revenue over the term of the contract. We are not able to quantify the impact that each of these factors had on subscription revenue.

Subscription revenue associated with sales made directly to our end-user customers, which we define as our direct business, was approximately $753 million compared to approximately $693 million in the comparable prior year quarter. The increase was primarily due to growth in deferred subscription value from the sale of solutions in the areas of infrastructure management, and business service optimization led by the sale of acquired products. In addition, subscription revenue was favorably impacted by the manner in which we record maintenance revenue under our business model, as described above, as well as favorable impacts from foreign exchange. Sales made through our channel partners, which we define as our indirect business, contributed approximately $76 million to subscription revenue compared to $46 million in the comparable prior year period. The increase was principally due to the growth in our tier one channel business, as well as the favorable impact from foreign exchange and higher subscription revenue associated with an increase in deferred subscription value from contracts executed in the prior year.
For the quarters ended June 30, 2007 and 2006, we added new deferred subscription value related to our direct business of $640 million and $388 million, respectively. The increase in new deferred subscription value in our direct business was primarily attributable to management’s focus on fiscal year 2008 contract renewals, as well as the growth in sales of new products, the benefits achieved from the realignment of our sales force in the prior fiscal year, and an increase in the number, length and dollar amounts of large contracts during the first quarter of fiscal year 2008, which resulted in an increase in the weighted average contract length. During the first quarter of fiscal year 2008, we renewed ten license agreements with contract values in excess of $10 million each, for an aggregate contract value of approximately $202 million. This is compared to the prior fiscal year, when four license agreements were executed with contract values in excess of $10 million each, for an aggregate contract value of approximately $57 million. With respect to our indirect business, we added new deferred subscription value of $48 million for the first quarter of fiscal year 2008, as compared with $44 million in comparable prior year period.
The weighted average duration of license agreements executed in the first quarter of fiscal years 2008 and 2007 for our direct business was 3.35 and 2.48 years, respectively. The increase was attributable to an increase in the number and amounts of contracts executed with contract terms longer than the historical averages.
Annualized new deferred subscription value represents the annual amount of new deferred subscription value to be recognized as subscription revenue from our direct business in future years based on the weighted average duration of the underlying contracts. It is calculated by dividing the total value of all new term-based software license agreements entered into during a period in our direct business by the weighted average life of all such license agreements recorded during the same period. The annualized new deferred subscription value for the first quarter of fiscal year 2008 increased approximately $35 million, or 22%, as compared with the comparable prior year period, to $191 million.
Professional Services
The increase in professional services revenue was attributable to professional service engagements relating to product implementations associated with recently acquired products, growth in security software engagements which utilize Access Control and Identity Management solutions, growth in IT Service and Asset Management solutions, and project and portfolio management services tied to Clarity solutions.
Maintenance
The decrease in maintenance revenue was primarily attributable to our transition to, and the increased number of license agreements under, our business model, where maintenance revenue bundled along with license revenue, is reported on the “Subscription revenue” line item on the Consolidated Condensed Statements of Operations. The combined maintenance and license revenue on these types of license agreements is recognized on a monthly basis ratably over the term of the agreement. The quantification of the impact that the transition to our business model had on maintenance revenue is not determinable since maintenance bundled with software licenses under our business model is not separately identified.

Software Fees and Other
Software fees and other revenue consist of revenue related to distribution and original equipment manufacturer (OEM) channel partners (sometimes referred to as our “indirect” or “channel” revenue) that has been recorded on an up-front sell-through basis, certain revenue associated with new or acquired products sold on an up-front perpetual basis, revenue from joint ventures, and other revenue. Our practice has been that revenue from acquisitions is initially recorded on the acquired company’s systems, generally under a perpetual or up-front model, and is typically converted to our ratable model as new contracts are entered into or reviewed within the first fiscal year after the acquisition. As new contracts are entered into that contain the right to receive unspecified future software products, revenue is recognized ratably as subscription revenue on a monthly basis over the term of the agreement.
The decline in software fees and other revenue is principally due to lower revenue from acquisitions which had transitioned to our business model. For the first quarter of fiscal year 2008, the Company recorded approximately $5 million of revenue on an up-front basis relating to acquisitions. We expect that a portion of revenue from acquired companies will continue to be recorded on an up-front basis as “Software fees and other”.
Financing Fees
Financing fee revenue results from the initial discounting to present value of product sales with extended payment terms under the prior business model, which required up-front revenue recognition. This discount initially reduced the related installment accounts receivable and is referred to as “Unamortized discounts.” The related unamortized discount is amortized over the life of the applicable license agreement and is reported as financing fee revenue. Under our business model, we have not recorded additional unamortized discounts since we generally do not recognize revenue on an up-front basis for sales of products with extended payment terms. The decrease in the first quarter of fiscal year 2008 is attributable to the discontinuance of offering license agreements under the prior business model and is expected to decline to zero over the next several years.
Total Revenue by Geography
The following table presents the revenue earned from the United States and international geographic regions and corresponding percentage changes for the three-month periods ended June 30, 2007 and 2006, respectively. These comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended June 30,
	(dollars in millions)
					Dollar	Percentage
	2007	%	2006	%	Change	Change
United States	$548	53%	$518	55%	$30	6%
International	477	47%	431	45%	46	11%

	$1,025	100%	$949	100%	$76	8%

Note – previously reported information has been reclassified to reflect discontinued operations
Revenue in the United States increased by approximately $30 million, or 6%, and was primarily attributable to growth from acquisitions and higher subscription revenue resulting from an increase in deferred subscription value from contracts executed in prior periods. International revenue increased by approximately $46 million, or approximately 11%, for the first quarter of fiscal year 2008 as compared with the first quarter of fiscal year 2007. The increase was principally due to the favorable impacts from foreign exchange as well as higher subscription revenue associated with an increase in deferred subscription value from contracts executed in the prior year.
As a result of our ratable subscription model, changes in pricing did not have a material impact on revenue in the first quarter of fiscal year 2008 or on the comparable prior fiscal year period.

Expenses:
The following table presents expenses as a percentage of total revenue and the percentage of period-over-period dollar change for the line items on our Consolidated Condensed Statements of Operations for the three-month periods ended June 30, 2007 and 2006. These comparisons of financial results are not necessarily indicative of future results.

	For the Three Months Ended June 30,
				Percentage
			Dollar	of		Percentage of
			Change	Dollar		Total
	Expense		2007/	Change		Revenue
	2007	2006	2006	2007/2006		2007	2006
	(dollars in millions)
Expenses
Amortization of capitalized software costs	$29	$105	$(76)	(72)%		3%	11%
Cost of professional services	90	70	20	29%		9%	7%
Selling, general, and administrative	392	429	(37)	(9)%		38%	45%
Product development and enhancements	171	179	(8)	(4)%		17%	19%
Commissions, royalties and bonuses	75	71	4	6%		7%	7%
Depreciation and amortization of other intangible assets	39	34	5	15%		4%	4%
Other expenses (gains), net	6	(1)	7	N/	A	—	—
Restructuring and other	12	11	1	9%		1%	1%

Total expenses before interest and income taxes	$814	$898	$(84)	(9)%		79%	95%

Interest expense, net	$14	$8	$6	75%		1%	1%
Note – amounts may not add to their respective totals due to rounding
Note – previously reported information has been reclassified to reflect discontinued operations

Amortization of Capitalized Software Costs
Amortization of capitalized software costs consists of the amortization of both purchased software and internally generated capitalized software development costs. Internally generated capitalized software development costs are related to new products and significant enhancements to existing software products that have reached the technological feasibility stage. The decline in amortization of capitalized software costs was primarily attributable to certain capitalized software costs related with prior acquisitions being fully amortized.
Cost of Professional Services
Cost of professional services consists primarily of the personnel-related costs associated with providing professional services and training to customers. Cost of professional services for the quarter ended June 30, 2007 increased principally due to the increase in professional services revenue and higher usage of external consultants.
Selling, General and Administrative (SG&A)
The decline in SG&A was primarily attributable to lower consulting costs and personnel related costs of $12 million and $13 million, respectively. Consulting costs declined due to reduced external annual audit fees and enterprise resource planning (ERP) system costs, as more consulting services were required in the comparable prior period for our ERP implementation in North America. Personnel related costs declined primarily as a result of savings realized in connection with headcount reductions under the fiscal 2007 cost reduction and restructuring plan (FY07 Plan). Partially offsetting the declines was an increase in office related expenses of approximately $9 million due to higher rent expense associated with recent sale-leasebacks of certain facilities, including our Islandia headquarters. Excluding the negative impact from foreign currency translation of approximately $15 million, SG&A would have declined by approximately $52 million.
Product Development and Enhancements
For the quarters ended June 30, 2007 and 2006, product development and enhancement expenditures, which include product support, represented approximately 17% and 19% of total revenue, respectively, in each year. During the first quarter of fiscal year 2008, we continued to focus on and invest in product development and enhancements for emerging technologies and products from our recent acquisitions, as well as a broadening of our enterprise product offerings.
Commissions, Royalties and Bonuses
The increase in commissions, royalties and bonuses was primarily due to higher external royalties of approximately $4 million, which, in turn were primarily due to royalties associated with recent acquisition as well as higher sales of certain royalty-bearing channel products. Additionally, sales commissions for the first quarter of fiscal year 2008 were consistent as compared to the comparable prior fiscal year period. Sales commissions are expensed in the period in which they are earned by employees, which is typically upon the signing of a contract. Bonuses are typically estimated and accrued based on projections of full year performance. For the first quarter of fiscal year 2008, accrued annual bonuses were consistent with the comparable prior fiscal year period.
Depreciation and Amortization of Other Intangible Assets
The increase in depreciation and amortization of other intangible assets was primarily due to the amortization of intangibles recognized in conjunction with recent acquisitions and costs capitalized in connection with our continued investment in the ERP system.
Other Expenses (Gains), net
Other expenses (gains), net, include gains and losses attributable to divested assets, certain foreign currency exchange rate fluctuations, and certain other infrequent events. For the first quarter of fiscal year 2008, we recorded approximately $12 million of expense in connection with litigation claims, which was partially offset by foreign exchange related gains of approximately $6 million.

Restructuring and Other
For the first quarter of fiscal 2008, we recorded restructuring charges of approximately $7 million for severance and other termination benefits and facility closures principally related to the FY07 Plan. The total cost of the FY07 Plan is currently expected to be approximately $200 million, most of which is expected to be recognized by the end of fiscal year 2008. The FY07 Plan’s objectives include a workforce reduction, global facilities consolidations and other cost reduction initiatives. Cumulatively under the plan, we have incurred approximately $152 million of expenses, of which approximately $85 million remains unpaid at June 30, 2007. The severance portion of the remaining liability balance is included in the “Salaries, wages and commissions” line on the Consolidated Condensed Balance Sheets. The facilities portion of the remaining liability balance is included in “Accrued expenses and other current liabilities” on the Consolidated Condensed Balance Sheets. Final payment of these amounts is dependent upon settlement with the works councils in certain international locations and our ability to negotiate lease terminations.
During the first three months of fiscal year 2008 we incurred approximately $1 million in legal fees in connection with matters under review by the Special Litigation Committee, composed of independent members of the Board of Directors and an approximate $4 million loss related to the sale of an investment in marketable securities associated with the closure of an international location. During the first three months of fiscal year 2007, we incurred approximately $1 million in connection with certain costs related to the Deferred Prosecution Agreement.
Interest Expense, net
The increase in interest expense, net, was primarily due to an increase in the average debt outstanding related to our borrowings under the credit facility associated with our $1 billion tender offer. Refer to the “Liquidity and Capital Resources” section of this MD&A for additional information.
Income Taxes
Income tax expense was approximately $68 million and $8 million for the quarters ended June 30, 2007 and 2006, respectively. For the quarter ended June 30, 2006, the tax provision reflected a net benefit of approximately $7 million, primarily arising from the resolution of certain international tax contingencies.
On April 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a comprehensive model for financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.
As a result of adopting FIN 48, there was an increase to retained earnings of approximately $11 million and a corresponding decrease to tax liabilities. Upon adoption on April 1, 2007, the liability for income taxes associated with uncertain tax positions was $282 million and the deferred tax assets arising from these uncertain tax positions (from interest and state income tax deductions) was $48 million. This liability can be reduced by $48 million of correlative offsetting tax benefits arising from interest and state income tax deductions. If the unrecognized tax benefits associated with these positions are ultimately recognized, they would primarily affect our effective tax rate and stockholders equity. In addition, consistent with the provisions of FIN 48, we reclassified as of April 1, 2007 $243 million of income tax liabilities from current to non-current liabilities because the cash payment is not anticipated to occur within one year of the balance sheet date. An additional $11 million of unrecognized tax benefits, including $7 million of interest, was recorded as noncurrent income tax liabilities during the three months ended June 30, 2007. All noncurrent income tax liabilities are recorded in “Federal, state and foreign income taxes payable – noncurrent” line of the Consolidated Condensed Balance Sheets. The nature of the uncertain tax positions expected to be resolved within the next twelve (12) months relate primarily to various state income tax audits and are recorded in “Federal, state, and foreign income taxes payable – current” line of the Consolidated Condensed Balance Sheets. The range of any settlement or resolution of these various state income tax audits cannot be reasonably estimated as of June 30, 2007 because the audits are still ongoing. Interest and penalties related to income tax liabilities are included in

“Income tax expense” on the Consolidated Condensed Statements of Operations. The Company had $40 million of accrued interest expense, net of $23 million in tax benefits, and penalties as of the date of adoption of FIN 48.
The number of years with open tax audits varies from jurisdiction to jurisdiction. Our major tax jurisdictions include the U.S., Japan, Germany, and the U.K. The earliest years still open and are subject to ongoing audits as of the date of adoption of FIN 48 for these jurisdictions are: (i) United States – 2001; (ii) Japan – 2000; (iii) Germany – 2003; and (iv) the U.K. – 1999.
LIQUIDITY AND CAPITAL RESOURCES
Our cash balances, including cash equivalents and marketable securities, are held in numerous locations throughout the world, with approximately 70% residing outside the United States at June 30, 2007. Cash and cash equivalents totaled $1.73 billion at June 30, 2007, representing a decline of $546 million from the March 31, 2007 balance of $2.28 billion. The primary reason for the decline was the $500 million Accelerated Share Repurchase program executed in June 2007.
Sources and Uses of Cash
Cash used in continuing operating activities was $13 million and $46 million for the quarters ended June 30, 2007 and 2006, respectively. For the quarter ended June 30, 2007, accounts receivable, net of deferred revenue, maintenance and financing obligations, decreased approximately $55 million, compared to a decline in the comparable prior year period of $138 million. The decrease was principally due to a lower level of billings in the fourth quarter of fiscal year 2007 as compared to fiscal year 2006, that were not collected as of the end of each of the fiscal years. In the first quarter of fiscal year 2008, accounts payable, accrued expenses and other liabilities declined approximately $54 million compared to a decrease in the comparable prior year period of $102 million. The significant decline in accounts payable for the first quarter of fiscal year 2007 was primarily the result of management’s determination that its payable cycle had exceeded an optimal level and that the accounts payable balance should be reduced. We do not expect a significant impact on future cash flows from further changes in the payable cycle.
Customers generally pay for the right to use our software products over the term of the associated software license agreement. We refer to these payments as installment payments. The timing and actual amounts of cash received from committed customer installment payments under any specific license agreement can be impacted by several factors, including the time value of money and the customer’s credit rating. Often, the amount received is the result of direct negotiations with the customer when establishing pricing and payment terms. In certain instances the customer negotiates a price for a single up-front installment payment and seeks its own internal or external financing sources. In other instances, we may assist the customer by arranging financing on their behalf through a third party financial institution. Although the terms and conditions of the financing arrangement have been negotiated by us with the financial institution, the decision of whether to enter into these types of financing arrangements remains at the customer’s discretion. Alternatively, we may decide to transfer our rights and title to the future committed installment payments due under the license agreement to a third party financial institution in exchange for a cash payment. In these instances, the license agreements signed by the customer may contain provisions that allow for the assignment of our financial interest without customer consent. Once transferred, the future committed installments are payable by the customer to the third party financial institution. Whether the future committed installments have been financed directly by the customer with our assistance or by the transfer of our rights and title to future committed installments to a third party financial institution, such financing agreements may contain limited recourse provisions with respect to our continued performance under the license agreements. Based on our historical experience, we believe that any liability which may be incurred as a result of these limited recourse provisions will be immaterial.
Amounts received as a result of a single installment for the entire contract value, or a substantial portion of the contract value, rather than being invoiced and collected over the life of the license agreement are reflected in the liability section of the Consolidated Condensed Balance Sheet as either “Deferred subscription revenue (collected)” or “Financing obligations (collected)”, depending upon whether the cash is received directly from the customer or from a third party financial institution. The aggregate balance of Deferred subscription revenue (collected), current and noncurrent, declined approximately $11 million to $2.23 billion at June 30,

2007, while Financing obligations (collected), both current and noncurrent, decreased approximately $12 million to approximately $90 million as of June 30, 2007. As previously noted, collections of these amounts positively impact current year cash flows provided from operating activities and collections that would have been attributable to later years (i.e. the noncurrent portion) will not be available as a source of cash in such later years as the revenue is recognized. We are unable to predict the amount of cash to be collected from single installments for the entire contract value, or a substantial portion of the contract value, under new or renewed license agreements to be executed in future periods. Further, we are unable to quantify the incremental amount of cash received from single installments above what would otherwise been received if the installments were billed over the respective terms of the agreements.
For the first quarter of fiscal year 2008, gross receipts related to single installments for the entire contract value, or a substantial portion of the contract value, were approximately $117 million, as compared to approximately $112 million in the comparable prior year period. The $5 million increase was principally due to an increase in the aggregate amount of single installment contracts executed and billed within the quarter which resulted in higher collections of $88 million. This was substantially offset by a decline in collections of single installment contracts executed and billed in prior fiscal periods of $83 million. For the first quarter of fiscal year 2008 and 2007, collections from single installment contracts billed in the prior fiscal year were $7 million and $90 million, respectively. Included within the collections from single installments for the first quarter of fiscal year 2008 were transactions financed through third parties of approximately $80 million. Additionally, for the first quarter we transferred our financial interest in committed payments to a third party financial institution for approximately $7 million, although the cash was not received prior to June 30, 2008. For the first quarter of fiscal year 2008, one customer represented approximately 46% of the gross receipts from single installment payments.
In any quarter, we may receive payments in advance of the contractually committed date on which the payments were otherwise due. In limited circumstances, we may offer discounts to customers to ensure payment in the current period of invoices which are due, but which might not otherwise be paid until a subsequent period because of payment terms or other factors. Any such discounts offered in the first quarter of fiscal year 2008 were not significant to our consolidated results.
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
We can estimate the total amounts to be billed or collected at the conclusion of a reporting period. Amounts we expect to bill within the next twelve months at June 30, 2007 increased by approximately $125 million to approximately $1.8 billion from the end of the prior fiscal year. Amounts we expect to bill beyond the next 12 months decreased by approximately $102 million to $1.6 billion. The estimated amounts expected to be collected and a reconciliation of such amounts to the amounts we recorded as accounts receivable are as follows:

Reconciliation of Amounts to be Collected to Accounts Receivable

	June 30,	March 31,
	2007	2007
	(in millions)
Current:

Accounts receivable	$610	$779
Other receivables	86	101
Amounts to be billed within the next 12 months – business model	1,663	1,525
Amounts to be billed within the next 12 months – prior business model	133	146
Less: allowance for doubtful accounts	(32)	(32)

Net amounts expected to be collected – current	2,460	2,519

Less:
Unamortized discounts	(31)	(32)
Unearned maintenance	(1)	(1)
Deferred subscription revenue – current, billed	(419)	(571)
Deferred subscription value – current, uncollected	(461)	(362)
Deferred subscription value – noncurrent, uncollected, related to current accounts receivable	(1,202)	(1,163)

Trade and installment accounts receivable – current, net	$346	$390

Noncurrent:
Amounts to be billed beyond the next 12 months – business model	$1,308	$1,358
Amounts to be billed beyond the next 12 months – prior business model	305	357
Less: allowance for doubtful accounts	(4)	(5)

Net amounts expected to be collected – noncurrent	1,609	1,710

Less:
Unamortized discounts	(15)	(18)
Unearned maintenance	(2)	(3)
Deferred subscription value – noncurrent, uncollected	(1,308)	(1,358)

Installment accounts receivable – noncurrent, net	284	331

Total accounts receivable, net	$630	$721

	June 30,	March 31,
	2007	2007
	(in millions)
Deferred Subscription Value:

Deferred subscription revenue (collected) – current	$1,727	$1,793
Deferred subscription revenue (collected) – noncurrent	506	451
Deferred subscription revenue current, billed	419	571
Deferred subscription value – current, uncollected	461	362
Deferred subscription value – noncurrent, uncollected, related to current accounts receivable	1,202	1,163
Deferred subscription value – noncurrent, uncollected	1,308	1,358
Financing obligation (collected) – current	53	63
Financing obligations (collected) – noncurrent	37	39

Aggregate deferred subscription value balance	$5,713	$5,800

In any fiscal year, cash generated by continuing operating activities typically increases in each consecutive quarter throughout the fiscal year, with the fourth quarter being the highest and the first quarter being the lowest and potentially negative. The timing of cash generated during the fiscal year is impacted by many factors, including the timing of new or renewed contracts and the associated billings, as well as the timing of any customer financing or the transfer of our financial interest in such contractual installments. Other factors that influence the levels of cash generated throughout the quarter can include the level and timing of expenditures.
First Quarter Comparison — Fiscal Year 2008 versus Fiscal Year 2007
Operating Activities:
Cash used in operating activities was $13 million, representing an improvement of approximately $33 million as compared to the comparable prior year period. The primary reason for the improvement was lower disbursements to vendors and lower payroll related disbursements of approximately $63 million. Partially offsetting these items were lower collections from customers of approximately $14 million, as well as higher cash payments for interest and taxes of $10 million and $6 million, respectively. Additionally, the Company disbursed approximately $16 million to settle intellectual property claims asserted in an arbitration dispute.
Investing Activities:
Cash used in investing activities for the first quarter of fiscal year 2008 was $43 million as compared to $147 million for the comparable prior year period. The reduction in cash used in investing activities was primarily related to a decrease in amounts paid for acquisitions, net of cash acquired and a decrease in purchases of property and equipment associated with our ERP system.
Financing Activities:
Cash used in financing activities for the quarter ended June 30, 2007 was $516 million compared to $174 million in the comparable prior year period. The increase primarily relates to the repurchase of treasury stock through the Company’s $500 million Accelerated Share Repurchase program, as compared to treasury stock purchases in the comparable prior year period of $157 million.
Liquidity
As of June 30, 2007 and March 31, 2007, our debt arrangements consisted of the following:

	June 30, 2007		March 31, 2007
	Maximum	Outstanding	Maximum	Outstanding
	Available	Balance	Available	Balance
	(in millions)
Debt Arrangements:
2004 Revolving Credit Facility (expires December 2008)	$1,000	$750	$1,000	$750
6.500% Senior Notes due April 2008	—	350	—	350
4.750% Senior Notes due December 2009	—	500	—	500
1.625% Convertible Senior Notes due December 2009	—	460	—	460
5.625% Senior Notes due December 2014	—	500	—	500
International line of credit	20	—	20	—
Capital lease obligations and other	—	20	—	23

Total		$2,580		$2,583

2004 Revolving Credit Facility
In December 2004, we entered into an unsecured revolving credit facility (the 2004 Revolving Credit Facility). The maximum committed amount available under the 2004 Revolving Credit Facility is $1 billion, exclusive of incremental credit increases of up to an additional $250 million which are available subject to certain conditions and the agreement of our lenders. The 2004 Revolving Credit Facility expires December 2008 and $750 million was outstanding as of June 30, 2007 and March 31, 2007.
We drew down $750 million in September 2006 in order to finance a portion of the $1 billion tender offer, which is further described in the “Stock repurchase” section of Note 1 – “Significant Accounting Policies” in our 2007 Annual Report on Form 10-K. Borrowings under the 2004 Revolving Credit Facility bear interest at a rate dependent on our credit ratings at the time of such borrowings and are calculated according to a base rate or a Eurocurrency rate, as the case may be, plus an applicable margin and utilization fee. The Company’s current borrowing rate for July 2007 is 6.47%. Depending on our credit ratings at the time of borrowing, the applicable margin can range from 0% to 0.325% for a base rate borrowing and from 0.50% to 1.325% for a Eurocurrency borrowing, and the utilization fee can range from 0.125% to 0.250%. Based on our credit ratings as of July 2007, the applicable margin is 0.025% for a base rate borrowing and 1.025% for a Eurocurrency borrowing, and the utilization fee is 0.125%. In addition, we must pay facility fees quarterly at rates dependent on our credit ratings. The facility fees can range from 0.125% to 0.30% of the amount of the committed amount under the facility (without taking into account any outstanding borrowings under such commitments). Based on our credit ratings as of July 2007, the facility fee is 0.225% of the $1 billion committed amount.
The 2004 Revolving Credit Facility contains customary covenants for transactions of this type, including two financial covenants: (i) for the 12 months ending each quarter-end, the ratio of consolidated debt for borrowed money to consolidated cash flow, each as defined in the 2004 Revolving Credit Facility, must not exceed 4.00 for the quarters ending June 30, 2007 and thereafter; and (ii) for the 12 months ending each quarter-end, the ratio of consolidated cash flow to the sum of interest payable on, and amortization of debt discount in respect of, all consolidated debt for borrowed money, as defined in the 2004 Revolving Credit Facility, must not be less than 5.00. In addition, as a condition precedent to each borrowing made under the 2004 Revolving Credit Facility, as of the date of such borrowing, (i) no event of default shall have occurred and be continuing and (ii) we are to reaffirm that the representations and warranties made in the 2004 Revolving Credit Facility (other than the representation with respect to material adverse changes, but including the representation regarding the absence of certain material litigation) are correct. As of July 2007, we are in compliance with these debt covenants.
Fiscal Year 1999 Senior Notes
In fiscal year 1999, the Company issued an aggregate principal amount of $1.75 billion of unsecured Senior Notes in a transaction pursuant to Rule 144A under the Securities Act of 1933 (Rule 144A). Amounts borrowed, rates, and maturities for each issue were $575 million at 6.25% due April 15, 2003, $825 million at 6.375% due April 15, 2005, and $350 million at 6.5% due April 15, 2008. In April 2005, the Company repaid the $825 million remaining balance of the 6.375% Senior Notes from available cash balances. As of June 30, 2007 and March 31, 2007, $350 million of the 6.5% Senior Notes remained outstanding.
Fiscal Year 2005 Senior Notes
In November 2004, the Company issued an aggregate principal amount of $1 billion of unsecured Senior Notes (2005 Senior Notes) in a transaction pursuant to Rule 144A. The Company issued $500 million of 4.75%, 5-year notes due December 2009 and $500 million of 5.625%, 10-year notes due December 2014. The Company used the net proceeds from this issuance to repay debt. The Company has the option to redeem the 2005 Senior Notes at any time, at redemption prices equal to the greater of (i) 100% of the aggregate principal amount of the notes of such series being redeemed and (ii) the present value of the principal and interest payable over the life of the 2005 Senior Notes, discounted at a rate equal to 15 basis points and 20 basis points for the 5-year notes and 10-year notes, respectively, over a comparable U.S. Treasury bond yield. The maturity of the 2005 Senior Notes may be accelerated by the holders upon certain events of default, including failure to make payments when due and failure to comply with covenants in the 2005 Senior Notes. The 5-year notes were issued at a price equal to 99.861% of the principal amount and the 10-year notes at a price equal to 99.505% of the principal amount for resale under Rule 144A and Regulation S. The Company also agreed for the benefit of the holders to register the 2005 Senior Notes under the Securities Act of 1933 pursuant to a registered exchange offer so that the 2005 Senior Notes could be sold in the public market. Because the Company did not meet certain deadlines for completion of the exchange offer, the interest rate on the 2005 Senior Notes increased by 25 basis points as of September 27, 2005 and increased by an additional 25 basis points as of December 26, 2005 since the delay was not cured prior to that date. The additional 50 basis points ceased to accrue as of November 18, 2006, when the 2005 Senior Notes could be sold under Rule 144, without registration, to the public by holders who are not affiliated with the Company. On May 23, 2007, a lawsuit captioned The

Bank of New York v. CA, Inc. et al, relating to these Notes was commenced against us. See Note J, “Commitments and Contingencies”, for additional information.
1.625% Convertible Senior Notes
In fiscal year 2003, the Company issued an aggregate principal amount of $460 million of unsecured 1.625% Convertible Senior Notes (1.625% Notes), due December 15, 2009, in a transaction pursuant to Rule 144A. The 1.625% Notes are senior unsecured indebtedness and rank equally with all existing senior unsecured indebtedness. Concurrent with the issuance of the 1.625% Notes, we entered into call spread repurchase option transactions (1.625% Notes Call Spread) to partially mitigate potential dilution from conversion of the 1.625% Notes. For further information, refer to Note 7 “Debt”, in the Notes to the Consolidated Financial Statements included in Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.
International Line of Credit
An unsecured and uncommitted multi-currency line of credit is available to meet short-term working capital needs for our subsidiaries operating outside the United States. The line of credit is available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of June 30, 2007, the amount available under this line totaled approximately $20 million and approximately $3 million was pledged in support of bank guarantees. Amounts drawn under these facilities as of June 30, 2007 were minimal.
In addition to the above facility, we use guarantees and letters of credit issued by financial institutions to guarantee performance on certain contracts. At June 30, 2007, none of these arrangements had been drawn down by third parties.
Share Repurchases, Stock Option Exercises and Dividends
In June 2007, the Company entered into an Accelerated Share Repurchase program (ASR) with a third-party financial institution and paid $500 million to repurchase its common stock. The purchase price per share of the common stock repurchased through the ASR will be determined and adjusted based on a discount to the volume-weighted average price of the Company’s common stock during a period following the execution of the ASR agreement, subject to a maximum price per share. The number of shares repurchased pursuant to the ASR will be determined based on such adjusted price. For the first quarter of fiscal year 2008, the Company purchased approximately 16.9 million shares under the ASR, although depending on the average price of CA shares over the life of the program, the Company could receive additional shares at no additional cost when the program is concluded. The ASR is expected to be completed by the third quarter of fiscal year 2008.
Effect of Exchange Rate Changes
There was a $26 million favorable impact to our cash balance in the first quarter of fiscal year 2008 which was predominantly due to the weakening of the U.S. dollar against the British pound and the euro of approximately 2% and 1%, respectively, and higher international cash balances in the first quarter of fiscal year 2008, as compared to the prior year comparable period. This is compared to a favorable cash impact of approximately $36 million in the comparable prior period, which was also due to the weakening of the U.S. dollar against the British pound and the euro, each by approximately 6%.
Other Matters
At June 30, 2007, our senior unsecured notes were rated Ba1, BB, and BB+ by Moody’s Investor Service (Moody’s), Standard and Poor’s (S&P) and Fitch Ratings (Fitch), respectively. The outlook on these unsecured notes was negative by Moody’s and Fitch, and was stable by S&P. As of July 2007, our rating and outlook remained unchanged. Peak borrowings under all debt facilities for the first quarter of fiscal year 2008 totaled approximately $2.6 billion, with a weighted average interest rate of 5.4%.

Our capital resource requirements as of June 30, 2007 consisted of lease obligations for office space, equipment, mortgage and loan obligations, our ERP implementation, and amounts due as a result of product and company acquisitions.
It is expected that existing cash, cash equivalents, marketable securities, the availability of borrowings under existing and renewable credit lines, and cash expected to be provided from operations will be sufficient to meet ongoing cash requirements. We expect our long-standing history of providing extended payment terms to our customers to continue.
We expect to use existing cash balances and future cash generated from operations to fund financing activities such as the repayment of our debt balances as they mature, the payment of dividends, as well as the potential repurchase of shares of common stock in accordance with plans approved by our Board of Directors. Cash generated will also be used for investing activities such as future acquisitions as well as additional capital spending, including our continued investment in our ERP implementation.
CRITICAL ACCOUNTING POLICIES AND BUSINESS PRACTICES
A detailed discussion of our critical accounting policies and the use of estimates in applying those policies is included in our Form 10-K for the year ended March 31, 2007. Many of these accounting policies involve complex situations and require a high degree of judgment, either in the application and interpretation of existing accounting literature or in the development of estimates that impact our financial statements. On an ongoing basis, we evaluate our estimates and judgments based on historical experience as well as other factors that are believed to be reasonable under the circumstances. These estimates may change in the future if underlying assumptions or factors change.
The following is a summary of the critical accounting policies for which estimates were updated as of June 30, 2007.
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
Under our business model, software license agreements typically include flexible contractual provisions that, among other things, allow customers to receive unspecified future software products for no additional fee. These agreements combine the right to use the software products with maintenance for the term of the agreement. Under these agreements, once all four of the above noted revenue recognition criteria are met, we are required to recognize revenue ratably over the term of the license agreement. For license agreements signed prior to October 2000 (the prior business model), once all four of the above noted revenue recognition criteria were met, software license fees were recognized as revenue up-front (as the contracts did not include a right to unspecified software products) and the maintenance fees were deferred and subsequently recognized as revenue over the term of the license. Our historical practice under our business model has been that revenue from acquisitions is initially recorded on the acquired company’s systems, generally under a perpetual or up-front model and is then converted within the first fiscal year after the acquisition to our ratable software license agreement model as new contracts are entered into or renewed. As new contracts are entered into or renewed that contain the right to receive unspecified future software products under our business model, revenue is recognized ratably as subscription revenue on a monthly basis over the term of the agreement. For the first quarter of fiscal year 2008, we recorded approximately $5 million of revenue on an up-front basis, principally due to sales of acquired products. We expect that a portion of this revenue will continue to be recorded on an up-front basis as “Software fees and other”, which may result in higher total revenue for the period than if this revenue had been transitioned to our ratable subscription model in accordance with our historical practice.
Under our business model, a relatively small percentage of revenue related to certain products is recognized on an up-front or perpetual basis once all revenue recognition criteria are met in accordance with SOP 97-2 as described above, and is reported in the “Software fees and other” line of the Consolidated Condensed Statements of Operations. License agreements pertaining to such products do not include the right to receive unspecified future software products, and maintenance is deferred and subsequently recognized over the term of maintenance period. In the event such license agreements are executed within close proximity or in contemplation of other license agreements with the same customer that are recognized on a subscription basis, the contracts may be deemed a single multi-element agreement, and as such all revenue may be deferred and recognized as “Subscription revenue” in the Consolidated Condensed Statement of Operations.
Maintenance revenue is derived from two primary sources: (1) combined license and maintenance agreements recorded under the prior business model; and (2) stand-alone maintenance agreements.
Under the prior business model, maintenance and license fees were generally combined into a single license agreement. The maintenance portion was deferred and amortized into revenue over the initial license agreement term. Some of these license agreements have not reached the end of their initial terms and, therefore, continue to amortize. This amortization is recorded on the “Maintenance” line item in the Consolidated Condensed Statements of Operations. The deferred maintenance portion, which was optional to the customer, was determined using its fair value based on annual, fixed maintenance renewal rates stated in the agreement. For license agreements entered into under our current business model, maintenance and license fees continue to be combined; however, the maintenance is inclusive for the entire term. We report such combined fees on the “Subscription revenue” line item in the Consolidated Condensed Statements of Operations.
We also record stand-alone maintenance revenue earned from customers who elect optional maintenance. Revenue from such renewals is recognized on the “Maintenance” line item of the Consolidated Condensed Statement of Operations over the term of the renewal agreement.
The “Deferred maintenance revenue” line item on our Consolidated Condensed Balance Sheets principally represents payments received in advance of maintenance services rendered.
Revenue from professional service arrangements is generally recognized as the services are performed. Revenue from committed professional services that are sold as part of a software transaction is deferred and recognized on a ratable basis over the life of the related software transaction. If it is not probable that a project will be completed or the payment will be received, revenue is deferred until the uncertainty is removed.
Revenue from sales to distributors, resellers, and value-added-resellers (VARs) commences when all four of the SOP 97-2 revenue recognition criteria noted above are met and when these entities sell the software product to their customers. This is commonly referred to as the sell-through method. Revenue from the sale of products to distributors, resellers and VARs that incorporates the right for the end-users to receive certain unspecified future software products is recognized on a ratable basis.
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
Sales Commissions
We accrue sales commissions based on estimates of how our sales personnel have performed through the fiscal period then ended against specified annual sales quotas. The accrual is based in part on the Company’s estimate of attainment against metrics such as total contract value and contract value associated with sales of new products. These estimates involve assumptions that may contain uncertainties, and as a result, if other assumptions had been used in the period, sales commission expense could have been impacted for that period. Under our current sales compensation model, during periods of high growth and sales of new products relative to revenue in that period, the amount of sales commission expense attributable to the license agreement would be recognized fully in the period and could negatively impact income and earnings per share in that period, particularly in the second half of the fiscal year when new contract values are traditionally higher than in the first half.
Income Taxes
When we prepare our consolidated condensed financial statements, we estimate our income taxes in each jurisdiction in which we operate. On April 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). Among other things FIN 48 prescribes a “more-likely-than-not” threshold for the recognition and derecognition of tax positions, provides guidance on the accounting for interest and penalties relating to tax positions and requires that the cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings or other appropriate components of equity or net assets in the statement of financial position.

FIN 48, in conjunction with SFAS No. 109, “Accounting for Income Taxes”, requires us to estimate our actual current tax liability in each jurisdiction; estimate differences resulting from differing treatment of items for financial statement purposes versus tax return purposes (known as “temporary differences”), which result in deferred tax assets and liabilities; and assess the likelihood that our deferred tax assets and net operating losses will be recovered from future taxable income. If we believe that recovery is not likely, we establish a valuation allowance. We have recognized as a deferred tax asset a portion of the tax benefits connected with losses related to operations. As of June 30, 2007, our gross deferred tax assets, net of a valuation allowance, totaled $946 million. Realization of these deferred tax assets assumes that we will be able to generate sufficient future taxable income so that these assets will be realized. The factors that we consider in assessing the likelihood of realization include the forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets.
Deferred tax assets result from acquisition expenses, such as duplicate facility costs, employee severance and other costs that are not deductible until paid, net operating losses (NOLs) and temporary differences between the taxable cash payments received from customers and the ratable recognition of revenue in accordance with GAAP. The NOLs expire between fiscal years 2008 and 2027. Additionally, approximately $61 million of the valuation allowance at June 30, 2007 and March 31, 2007 is attributable to acquired NOLs which are subject to annual limitations under IRS Code Section 382. Future results may vary from these estimates.
Goodwill, Capitalized Software Products, and Other Intangible Assets
SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), requires an impairment-only approach to accounting for goodwill and other intangibles with an indefinite life. Absent any prior indicators of impairment, we perform an annual impairment analysis during the fourth quarter of our fiscal year.
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
Determining the fair value of a reporting unit under the first step of the goodwill impairment test, and determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test, is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flow and are based on our best estimate of future revenue and operating costs and general market conditions. These estimates are subject to review and approval by senior management. This approach uses significant assumptions, including projected future cash flow, the discount rate reflecting the risk inherent in future cash flow, and a terminal growth rate. There was no impairment charge recorded with respect to goodwill for the first quarter of fiscal year 2008.
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
Product Development and Enhancements
We account for product development and enhancements in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” SFAS No. 86 specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established and assumptions are used that reflect our best estimates. If other assumptions had been used in the current period to estimate technological feasibility, the reported product development and enhancement expense could have been impacted. Annual amortization of capitalized software costs is the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life of the software product, generally estimated to be five years from the date the product became available for general release to customers. The Company amortized capitalized software costs using the straight-line method in fiscal year 2007 and the first quarter of fiscal year 2008, as anticipated future revenue is projected to increase for several years considering the Company is continuously integrating current software technology into new software products.
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
As described in Note D, “Accounting for Share Based Compensation,” in the Notes to the Consolidated Condensed Financial Statements, performance share units (PSUs) are awards under the long-term incentive programs for senior executives where the number of shares or restricted shares, as applicable, ultimately received by the employee depends on Company performance measured against specified targets and will be determined after a three-year or one-year period as applicable. The fair value of each award is estimated on the date that the performance targets are established based on the fair value of our stock and our estimate of the level of achievement of our performance targets. We are required to recalculate the fair value of issued PSUs each reporting period until they are granted. The adjustment is based on the quoted market price of our stock on the reporting period date. Each quarter, we compare the actual performance we expect to achieve with the performance targets.
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
New Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact of this standard on our Consolidated Condensed Financial Statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 159 on our Consolidated Condensed Financial Statements.

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
As of June 30, 2007, our outstanding debt approximated $2.58 billion, $1.83 billion of which was in fixed rate obligations. If market rates were to decline, we could be required to make payments on the fixed rate debt that would exceed those based on current market rates. Each 25 basis point decrease in interest rates would have an associated annual opportunity cost of approximately $5 million. Each 25 basis point increase or decrease in interest rates would have a corresponding effect on our variable rate debt of approximately $2 million as of June 30, 2007.
As of June 30, 2007, we did not utilize derivative financial instruments to mitigate the above mentioned interest rate risks.
We offer financing arrangements with installment payment terms in connection with our software license agreements. The aggregate amounts due from customers include an imputed interest element, which can vary with the interest rate environment. Each 25 basis point increase in interest rates would have an associated annual opportunity cost of approximately $9 million.
Foreign Currency Exchange Risk
We conduct business on a worldwide basis through subsidiaries in 46 countries and, as such, a portion of our revenues, earnings, and net investments in foreign affiliates is exposed to changes in foreign exchange rates. We seek to manage our foreign exchange risk in part through operational means, including managing expected local currency revenues in relation to local currency costs and local currency assets in relation to local currency liabilities. In October 2005, the Board of Directors adopted our Risk Management Policy and Procedures, which authorizes us to manage, based on management’s assessment, our risks/exposures to foreign currency exchange rates through the use of derivative financial instruments (e.g., forward contracts, options, swaps) or other means. We have not historically used, and do not anticipate using, derivative financial instruments for speculative purposes.
Derivatives are accounted for in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). Periodically, as part of the Company’s on-going risk management program, the Company enters into derivative contracts with the intent of mitigating a certain portion of the Company’s operating exposures, which could include its exposure to foreign currency denominated monetary assets and liabilities. During the first quarter of fiscal year 2008, the Company entered into derivative contracts with a total notional value of approximately 133 million euros and 750 million yen, none of which were outstanding as of June 30, 2007. The derivative contracts that were entered into during the first quarter of fiscal year 2008 resulted in a realized gain of less than $1 million. A realized loss of less than $1 million was also incurred during the first quarter of fiscal year 2008, relating to derivative contracts which were entered into prior to March 31, 2007. These results are included in the “Other expenses (gains), net” line item of the Consolidated Condensed Statement of Operations. In the second quarter of fiscal year 2008, the Company entered into similar derivative contracts as those entered during the first quarter of fiscal year 2008 relating to the Company’s operating exposures.
Equity Price Risk
As of June 30, 2007, we do not hold significant investments in marketable equity securities of publicly traded companies. These securities were considered available-for-sale with any unrealized gains or temporary losses deferred as a component of stockholders’ equity.

Item 4:
CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as required by the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
As previously disclosed in Item 9A of our prior year Annual Report on Form 10-K, the Company began the migration of certain financial and sales processing systems to an enterprise resource planning (ERP) system at its North American operations in fiscal year 2007. This change in information system platform for the Company’s financial and operational systems is part of its on-going project to implement ERP at the Company’s facilities worldwide. Additional changes are planned for fiscal year 2008 and the Company will continue to monitor and test the new system as part of management’s annual evaluation of internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Refer to Note J, “Commitments and Contingencies” in the Notes to the Consolidated Condensed Financial Statements for information regarding legal proceedings.
Item 1A. RISK FACTORS
Current and potential stockholders should consider carefully the risk factors described in detail in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007. We believe that as of June 30, 2007, there has been no material change to this information. Any of these factors, or others, many of which are beyond our control, could negatively affect our revenue, profitability and cash flow.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth, for the months indicated, our purchases of treasury stock in the first quarter of fiscal year 2008:

				Approximate
			Total Number	Dollar Value of
			of Shares	Shares that
			Purchased as	May Yet Be
	Total Number	Average	Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans
Period	Purchased	per Share(1)	or Programs	or Programs
	(in thousands, except average price paid per share)
April 1, 2007 — April 30, 2007	—	$—	—	$1,000,000
May 1, 2007 — May 31, 2007	—	$—	—	$1,000,000
June 1, 2007 — June 30, 2007	16,907	$29.57	16,907	$500,000

Total	16,907		16,907

(1)	As part of the Accelerated Share Repurchase program (ASR) entered into in June 2007, we immediately paid $500 million and received an initial 16.9 million shares. The actual average price paid per share and the final number of shares to be received will be determined at the completion of the ASR.
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
On September 14, 2006, the expiration date of the tender offer, we accepted for purchase 41,225,515 shares of common stock at a purchase price of $24.00 per share, for a total price of approximately $989 million, which excludes bank, legal and other associated charges. Upon completion of the tender offer, we retired all of the shares that were repurchased.
On May 23, 2007, we announced that as part of our previously authorized share repurchase plan of up to $2 billion, we will repurchase up to $500 million of our shares under an Accelerated Share Repurchase program (ASR).
In June 2007, we entered into an Accelerated Share Repurchase program (ASR) with a third-party financial institution and paid $500 million to repurchase our common stock. The purchase price per share of the common stock repurchased through the ASR will be determined and adjusted based on a discount to the volume-weighted average price of our common stock during a period following the execution of the ASR agreement, subject to a maximum price per share. The number of shares repurchased pursuant to the ASR will be determined based on such adjusted price. For the first quarter of fiscal year 2008, we purchased approximately 16.9 million shares under the ASR, although depending on the average price of CA shares over the life of the program, the Company could receive additional shares at no additional cost when the program is concluded. The ASR is expected to be completed by the third quarter of fiscal year 2008.
Any potential future repurchases will be considered by us in the normal course of business.

Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
Item 5. OTHER INFORMATION
None.

Item 6: EXHIBITS –

Regulation S-K
Exhibit Number
10.1	Employment Agreement by and between the Company and Michael Christenson as of May 31, 2007.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 4, 2007, and incorporated herein by reference.

10.9	CA, Inc. 2002 Incentive Plan (Amended and restated effective as of April 27, 2007).	Previously filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 and incorporated herein by reference.

15	Accountants’ acknowledgement letter.	Filed herewith.

19.1	Additional disclosure concerning information previously provided with respect to the correction of errors made in accounting for stock option grants.	Previously filed in the Company’s Current Report on Form 8-K dated May 15, 2007, and incorporated herein by reference.

31.1	Certification of the CEO pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the CFO pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CA, INC.
By:	/s/ John A. Swainson
John A. Swainson
President and Chief Executive Officer

By:	/s/ Nancy E. Cooper
Nancy E. Cooper
Executive Vice President and Chief Financial Officer

Dated: August 3, 2007