Form 10-Q
period 2007-09-30
CA, INC.
filed 2007-11-02
CIK 356028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑.
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class Common Stock par value $0.10 per share	Shares Outstanding as of October 29, 2007 515,609,091

CA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
CA, Inc.:
We have reviewed the accompanying consolidated condensed balance sheet of CA, Inc. and subsidiaries as of September 30, 2007, the related consolidated condensed statements of operations for the three-month and six-month periods ended September 30, 2007 and 2006, and the consolidated condensed statements of cash flows for the six-month periods ended September 30, 2007 and 2006. These consolidated condensed financial statements are the responsibility of the Company’s management.
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
As discussed in Note A, “Basis of Presentation” to the consolidated condensed financial statements, effective April 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.
/s/ KPMG LLP

New York, New York
November 2, 2007

Item 1.
CA, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)
(in millions, except share and per share amounts)

	September 30,	March 31,
	2007	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,888	$2,275
Marketable securities	2	5
Trade and installment accounts receivable, net	256	443
Deferred income taxes — current	332	378
Other current assets	89	71

TOTAL CURRENT ASSETS	2,567	3,172
Installment accounts receivable, due after one year, net	286	331
Property and equipment, net	488	469
Purchased software products, net	181	203
Goodwill	5,355	5,345
Federal and state income taxes receivable — noncurrent	—	39
Deferred income taxes — noncurrent	309	310
Other noncurrent assets, net	736	769

TOTAL ASSETS	$9,922	$10,638

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt and loans payable	$360	$11
Accounts payable	183	227
Salaries, wages and commissions	300	359
Accrued expenses and other current liabilities	527	559
Deferred subscription revenue (collected) — current	1,599	1,802
Financing obligations (collected) — current	51	63
Deferred maintenance revenue	174	193
Taxes payable, other than income taxes payable — current	41	93
Federal, state and foreign income taxes payable — current	36	335
Deferred income taxes — current	87	81

TOTAL CURRENT LIABILITIES	3,358	3,723
Long-term debt, net of current portion	2,218	2,572
Deferred income taxes — noncurrent	7	20
Deferred subscription revenue (collected) — noncurrent	506	495
Financing obligations (collected) — noncurrent	43	39
Federal, state and foreign income taxes payable — noncurrent	186	—
Other noncurrent liabilities	104	99

TOTAL LIABILITIES	6,422	6,948

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 10,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock, $0.10 par value, 1,100,000,000 shares authorized; 589,695,080 and 589,695,081 shares issued; 511,682,297 and 525,176,744 shares outstanding, respectively	59	59
Additional paid-in capital	3,537	3,550
Retained earnings	2,016	1,780
Accumulated other comprehensive loss	(95)	(96)
Unearned compensation	(2)	(3)
Treasury stock, at cost, 78,012,783 shares and 64,518,337 shares, respectively	(2,015)	(1,600)

TOTAL STOCKHOLDERS’ EQUITY	3,500	3,690

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,922	$10,638

See Accompanying Notes to the Consolidated Condensed Financial Statements.

CA, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except per share amounts)

	For the Three		For the Six
	Months Ended		Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
REVENUE
Subscription revenue	$858	$762	$1,687	$1,501
Professional services	95	85	188	165
Maintenance	78	107	156	206
Software fees and other	36	33	61	64

TOTAL REVENUE	1,067	987	2,092	1,936

EXPENSES

Amortization of capitalized software costs	29	83	58	188
Cost of professional services	88	77	178	147
Selling, general and administrative	404	408	796	837
Product development and enhancements	174	178	345	357
Commissions, royalties and bonuses	88	72	163	143
Depreciation and amortization of other intangible assets	38	37	77	71
Other gains, net	(11)	(16)	(5)	(17)
Restructuring and other	13	58	25	69
Charge for in-process research and development costs	—	10	—	10

TOTAL EXPENSES BEFORE INTEREST AND TAXES	823	907	1,637	1,805

Income from continuing operations before interest and income taxes	244	80	455	131
Interest expense, net	13	12	27	20

Income from continuing operations before income taxes	231	68	428	111
Income tax expense	94	14	162	22

INCOME FROM CONTINUING OPERATIONS	137	54	266	89
Loss from discontinued operations, inclusive of realized loss on sale, net of income taxes	—	(1)	—	(1)

NET INCOME	$137	$53	$266	$88

BASIC INCOME PER SHARE

Income from continuing operations	$0.27	$0.09	$0.51	$0.16
Loss from discontinued operations	—	—	—	—

Net income	$0.27	$0.09	$0.51	$0.16

Basic weighted average shares used in computation	512	560	518	564

DILUTED INCOME PER SHARE

Income from continuing operations	$0.26	$0.09	$0.49	$0.15
Loss from discontinued operations	—	—	—	—

Net income	$0.26	$0.09	$0.49	$0.15

Diluted weighted average shares used in computation	537	584	544	588
See Accompanying Notes to the Consolidated Condensed Financial Statements.

CA, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	For the Six Months
	Ended September 30,
	2007	2006
OPERATING ACTIVITIES:
Net income	$266	$88
Loss from discontinued operations, net of income taxes	—	(1)

Income from continuing operations	266	89
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	135	259
Provision for deferred income taxes	68	(203)
Provision for bad debts	17	3
Non-cash stock based compensation expense and defined contribution plan	61	52
Non-cash charge for purchased in-process research and development	—	10
Loss (gain) on sale of marketable securities	4	(14)
Foreign currency transaction gain, before taxes	(18)	(4)
Changes in other operating assets and liabilities, net of effect of acquisitions:
Decrease in trade and current installment accounts receivable, net	204	124
Decrease in noncurrent installment accounts receivable, net	23	29
Decrease in deferred subscription revenue (collected) — current	(249)	(198)
(Decrease) increase in deferred subscription revenue (collected) — noncurrent	(2)	18
Decrease in financing obligations (collected) — current	(11)	(1)
Increase (decrease) in financing obligations (collected) — noncurrent	4	(2)
Decrease in deferred maintenance revenue	(22)	(31)
Decrease in taxes payable, net	(169)	(2)
Decrease in accounts payable, accrued expenses and other	(60)	(94)
Restructuring and other, net	(30)	17
Changes in other operating assets and liabilities	(41)	(92)

NET CASH PROVIDED BY (USED IN) CONTINUING OPERATING ACTIVITIES	180	(40)
INVESTING ACTIVITIES:
Acquisitions, primarily goodwill, purchased software, and other intangible assets, net of cash acquired	(27)	(173)
Settlements of purchase accounting liabilities	(6)	(16)
Purchases of property and equipment	(55)	(81)
Proceeds from sale of assets	27	217
(Purchases) sales of marketable securities, net	(3)	44
Decrease in restricted cash	—	8
Capitalized software development costs	(52)	(34)

NET CASH USED IN INVESTING ACTIVITIES	(116)	(35)
FINANCING ACTIVITIES:
Dividends paid	(42)	(46)
Purchases of treasury stock (common stock)	(500)	(1,214)
Debt repayments	(755)	—
Debt borrowings	750	751
Debt issuance costs	(3)	—
Exercise of common stock options and other	13	20

NET CASH USED IN FINANCING ACTIVITIES	(537)	(489)
DECREASE IN CASH AND CASH EQUIVALENTS BEFORE EFFECT OF EXCHANGE RATE CHANGES ON CASH	(473)	(564)
Effect of exchange rate changes on cash	86	28

DECREASE IN CASH AND CASH EQUIVALENTS	(387)	(536)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,275	1,831

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,888	$1,295

See Accompanying Notes to the Consolidated Condensed Financial Statements.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
NOTE A — BASIS OF PRESENTATION
The accompanying unaudited Consolidated Condensed Financial Statements of CA, Inc. (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal, recurring nature.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, these estimates may ultimately differ from actual results.
Operating results for the three and six-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008. For further information, refer to the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.
Divestiture: In November 2006, the Company sold its 70% equity interest in Benit Company (Benit) to the minority interest holder. As a result, Benit has been classified as a discontinued operation for the three and six-month periods ended September 30, 2006, and its results of operations and cash flows have been reclassified in the Consolidated Condensed Financial Statements. All related footnotes to the Consolidated Condensed Financial Statements have been adjusted to exclude the effect of the operating results of Benit. See Note K, “Divestitures,” for additional information.
Basis of Revenue Recognition:
The Company generates revenue from the following primary sources: (1) licensing software products; (2) providing customer technical support (referred to as maintenance); and (3) providing professional services, such as consulting and education. Revenue is recorded net of applicable sales taxes.
The Company recognizes revenue pursuant to the requirements of Statement of Position 97-2, “Software Revenue Recognition,” (SOP 97-2), issued by the American Institute of Certified Public Accountants, as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” In accordance with SOP 97-2, the Company begins to recognize revenue from licensing and supporting its software products when all of the following criteria are met: (1) the Company has evidence of an arrangement with a customer; (2) the Company delivers the products; (3) license agreement terms are fixed or determinable and free of contingencies or uncertainties that may alter the agreement such that it may not be complete and final; and (4) collection is probable.
Under the Company’s subscription model, implemented in October 2000, software license agreements typically combine the right to use specified software products, the right to maintenance, and the right to receive unspecified future software products for no additional fee during the term of the agreement. Under these subscription licenses, once all four of the above noted revenue recognition criteria are met, the Company is required under generally accepted accounting principles to recognize revenue ratably over the term of the license agreement.
For license agreements signed prior to October 2000, once all four of the above noted revenue recognition criteria were met, software license fees were recognized as revenue generally when the software was delivered to the customer, or “up-front” (as the contracts did not include a right to unspecified software products), and the maintenance fees were deferred and subsequently recognized as revenue over the term of the license. Under the Company’s current business model, a relatively small amount of the Company’s revenue from software licenses is recognized on an up-front or perpetual basis, subject to meeting the same revenue recognition criteria in accordance with SOP 97-2 as described above. Software fees from such licenses are recognized up-front and are reported in the “Software fees and other” line in the Consolidated

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
Condensed Statements of Operations. Maintenance fees from such licenses are recognized ratably over the term of the license and are recorded on the “Maintenance” line in the Consolidated Condensed Statements of Operations. License agreements whose software fees are recognized up-front do not include the right to receive unspecified future software products. However, in the event such license agreements are executed within close proximity or in contemplation of other license agreements with the same customer that are signed under our subscription model, the licenses together may be deemed a single multi-element agreement, and all such revenue is required to be recognized ratably and is recorded as “Subscription revenue” in the Consolidated Condensed Statements of Operations.
Since the Company implemented the subscription model in October 2000, the Company’s practice with respect to newly acquired products with established Vendor Specific Objective Evidence (VSOE) of fair value has been to record revenue initially on the acquired company’s systems, generally under a perpetual or up-front model; and, starting within the first fiscal year after the acquisition, to enter new licenses for such products under our subscription model, following which revenue is recognized ratably and recorded as Subscription revenue. In some instances the Company sells some newly developed and recently acquired products on a perpetual or up-front model. The software license fees from these contracts are presented as “Software fees and other”. Selling such licenses under an up-front model may result in higher total revenue in a reporting period than if such licenses were based on our subscription model and the associated revenue recognized ratably.
Maintenance revenue is derived from two primary sources: (1) the maintenance portion of combined license and maintenance agreements recorded under the prior business model or newly developed and recently acquired products sold on a perpetual or up-front model; and (2) stand-alone maintenance agreements. Maintenance revenue from both of these types of agreements is recognized on the “Maintenance” line item in the Consolidated Condensed Statements of Operations over the term of the agreement.
Under the Company’s prior business model, maintenance and license fees were generally combined into a single license agreement. The maintenance portion was deferred and amortized into revenue over the initial license agreement term. Some of these license agreements have not reached the end of their initial terms and, therefore, continue to amortize. This amortization is recorded on the “Maintenance” line item in the Consolidated Condensed Statements of Operations. The deferred maintenance portion was determined using its fair value based on annual, fixed maintenance renewal rates stated in the agreement. For license agreements entered into under the Company’s subscription model, maintenance and license fees continue to be combined; however, the maintenance is inclusive for the entire term. The Company reports such combined fees on the “Subscription revenue” line item in the Consolidated Condensed Statements of Operations.
The “Deferred maintenance revenue” line item on the Company’s Consolidated Condensed Balance Sheets principally represents payments received in advance of maintenance services to be rendered.
Revenue from professional service arrangements is generally recognized as the services are performed. Revenue from committed professional services that are sold as part of a subscription license agreement is deferred and recognized on a ratable basis over the term of the related software license. If it is not probable that a project will be completed or the payment will be received, revenue recognition is deferred until the uncertainty is removed.
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
Additionally, in the second quarter of fiscal year 2008, the Company decided that certain channel or “commercial” products sold through tier two distributors will no longer entitle the customer to receive unspecified future software products. As such, license revenue from these sales where we have established VSOE will be recognized on a perpetual or up-front basis and shall be reflected as “Software fees and other” and maintenance revenue will be deferred and recognized ratably.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
For further information, refer to the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.
Cash Dividends:
In September 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.04 per share. The dividend totaled approximately $21 million and was paid on September 26, 2007 to stockholders of record on September 12, 2007. In June 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.04 per share. The dividend totaled approximately $21 million and was paid on June 29, 2007 to stockholders of record on June 22, 2007.
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
Cash and Cash Equivalents:
The Company's cash balances, cash equivalents and marketable securities are held in numerous locations throughout the world, with approximately 66% residing outside the United States at September 30, 2007.
Restricted Cash:
The Company’s insurance subsidiary requires a minimum restricted cash balance of $50 million. In addition, the Company has other restricted cash balances, including cash collateral for letters of credit. The total amount of restricted cash as of September 30, 2007 and March 31, 2007 was $61 million, and is included in the “Other noncurrent assets” line item in the Consolidated Condensed Balance Sheets.
Statement of Cash Flows:
For the six-month periods ended September 30, 2007 and 2006, interest payments were $69 million and $44 million, respectively, and income taxes paid were $170 million and $158 million, respectively.
In June 2007, the Company entered into an Accelerated Share Repurchase program (ASR) with a third-party financial institution and paid $500 million to repurchase shares of its common stock. The purchase price per share of the common stock repurchased through the ASR will be determined and adjusted based on a discount to the volume-weighted average price of the Company’s common stock during a period following the execution of the ASR agreement, subject to a maximum price per share. The final number of shares repurchased pursuant to the ASR will be determined based on such adjusted price, but the Company will not pay any additional amounts. In the first quarter of fiscal year 2008, the Company purchased approximately 16.9 million shares under the ASR. The ASR is expected to be completed by the third quarter of fiscal year 2008.
The $500 million payment under the ASR is included in the cash flows used in financing activities in the Company’s Consolidated Condensed Statement of Cash Flows for the six-month period ended September 30, 2007 and is recorded as treasury stock in the Stockholders’ Equity section of the Consolidated Condensed Balance Sheet.
Non-cash financing activities for the six-month periods ended September 30, 2007 and 2006 consisted of treasury shares issued in connection with the following: share-based incentive awards issued under the Company’s equity compensation plans of approximately $35 million (net of approximately $15 million of withholding taxes) and $25 million (net of approximately $7 million of withholding taxes), respectively; the Company’s Employee Stock Purchase Plan of approximately $17 million and $21 million, respectively; and discretionary stock contributions to the CA, Inc. Savings Harvest Plan of approximately $22 million and $0 respectively.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
Derivatives:
Derivatives are accounted for in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). Periodically, as part of the Company’s on-going risk management program, the Company enters into derivative contracts with the intent of mitigating a certain portion of the Company’s operating exposures, which could include its exposure to foreign currency denominated monetary assets and liabilities and forecasted transactions. During the quarter ended September 30, 2007, the Company did not designate these derivatives as hedges under SFAS No. 133. Accordingly, all outstanding derivatives are recognized on the balance sheet at fair value and the changes in fair value from these contracts are recorded as other gains or expenses in the Condensed Consolidated Statement of Operations.
During the quarter ended September 30, 2007, the Company entered into foreign exchange derivative contracts with a total notional value of approximately $62 million, none of which were outstanding as of September 30, 2007. These foreign exchange contracts were predominately in euros and yen. The derivative contracts that were entered into during the second quarter of fiscal year 2008 resulted in a realized loss of less than $1 million. These results are included in the “Other gains, net” line item of the Consolidated Condensed Statement of Operations. In the third quarter of fiscal year 2008, the Company entered into similar derivative contracts as those entered during the second quarter of fiscal year 2008 relating to the Company’s operating exposures.
Concentration of Credit Risk:
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable. Amounts included in accounts receivable expected to be collected from customers, as disclosed in Note E, “Trade and Installment Accounts Receivable,” have limited exposure to concentration of credit risk due to the diverse customer base and geographic areas covered by operations. Unbilled amounts due under the Company’s prior business model that are expected to be collected from customers include one large IT outsourcer with a license arrangement that extends through fiscal year 2012 with a net unbilled receivable balance of approximately $371 million.
New Revolving Credit Facility:
In August 2007, the Company entered into a new unsecured revolving credit facility (the 2008 Revolving Credit Facility). The maximum committed amount available under the 2008 Revolving Credit Facility is $1.0 billion, exclusive of incremental credit increases of up to an additional $500 million which are available subject to certain conditions and the agreement of the Company’s lenders. The 2008 Revolving Credit Facility replaced a $1.0 billion revolving credit facility (the 2004 Revolving Credit Facility) that was due to expire on December 2, 2008; that credit facility was terminated effective August 29, 2007, at which time outstanding borrowings of $750 million were repaid and simultaneously re-borrowed under the 2008 Revolving Credit Facility. The 2008 Revolving Credit Facility expires August 29, 2012. $750 million was outstanding under the 2008 Revolving Credit Facility as of September 30, 2007. This amount is included in the “Long-term debt, net of current portion” line item on the Consolidated Condensed Balance Sheet.
Adoption of new accounting principle:
On April 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). Among other things FIN 48 prescribes a “more-likely-than-not” threshold for the recognition and derecognition of tax positions, provides guidance on the accounting for interest and penalties relating to tax positions and requires that the cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings or other appropriate components of equity or net assets in the statement of financial position. See Note I, “Income Taxes,” for additional information relating to the Company’s accounting for FIN 48 and income taxes.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
Reclassification and revisions:
Subsequent to the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007, the Company determined during the second quarter of fiscal year 2008 that both “Trade and installment accounts receivable, net” and “Deferred subscription revenue (collected)” were understated on the Consolidated Balance Sheet as of March 31, 2007 by approximately $53 million each, due to a classification error. Deferred subscription revenue (collected) — current and noncurrent were understated by $9 million and $44 million, respectively. The March 31, 2007 Consolidated Condensed Balance Sheet presented in this Form 10-Q Report has been adjusted to reflect the correction of this reporting classification. The impact of this correction is not considered material to the March 31, 2007 financial statements and does not affect the previously reported Consolidated Statements of Operations or total Cash Flows from Operations for any prior periods.
NOTE B — COMPREHENSIVE INCOME
Comprehensive income includes net income, unrealized gains and losses on the Company’s available-for-sale securities, and foreign currency translation adjustments. The components of comprehensive income for the three and six-month periods ended September 30, 2007 and 2006 are as follows:

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
		(in millions)
Net income	$137	$53	$266	$88
Reversal of prior period unrealized gains on marketable securities, net of tax	—	(2)	—	(2)
Foreign currency translation adjustments	5	(9)	1	—

Total comprehensive income	$142	$42	$267	$86

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
For the three-month periods ended September 30, 2007 and 2006, approximately 16.4 million and 19.7 million of restricted stock awards and options to purchase common stock, respectively, were excluded from the calculation, as their effect on earnings per share was anti-dilutive during the respective periods. For the six-month periods ended September 30, 2007 and 2006, approximately 14.4 million and 19.6 million of restricted stock awards and options to purchase common stock, respectively, were excluded from the calculation, as their effect on earnings per share was anti-dilutive during the respective periods.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

	For the Three		For the Six
	Months Ended		Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in millions, except per share amounts)
Income from continuing operations, net of taxes	$137	$54	$266	$89
Interest expense associated with Convertible Senior Notes, net of tax	1	1	2	2

Numerator in calculation of diluted income per share	$138	$55	$268	$91

Weighted average shares outstanding and common share equivalents
Weighted average common shares outstanding	512	560	518	564
Weighted average shares outstanding upon conversion of Convertible Senior Notes	23	23	23	23
Weighted average equity awards outstanding	2	1	3	1

Denominator in calculation of diluted income per share	537	584	544	588

Diluted income from continuing operations per share	$0.26	$0.09	$0.49	$0.15

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
The Company recognized share-based compensation in the following line items on the Consolidated Condensed Statements of Operations for the periods indicated:

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
		(in millions)
Cost of professional services	$1	$1	$2	$2
Selling, general, and administrative	19	17	32	30
Product development and enhancements	8	7	15	12

Share-based compensation expense before tax	28	25	49	44
Income tax benefit	9	7	16	12

Net share-based compensation expense	$19	$18	$33	$32

There were no capitalized share-based compensation costs at September 30, 2007 or 2006.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
The following table summarizes information about unrecognized share-based compensation costs as of September 30, 2007:

		Weighted
	Unrecognized	Average Period
	Compensation	Expected to be
	Costs	Recognized
	(in millions)	(in years)
Stock option awards	$17	1.3
Restricted stock units	14	1.4
Restricted stock awards	66	1.6
Performance share units	44	1.5
Stock purchase plan	2	0.3

Total unrecognized share-based compensation costs	$143	1.5

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
On August 22, 2007, the stockholders approved the 2007 Incentive Plan (the 2007 Plan). Additional information about the 2007 Plan is included in the Company’s August 27, 2007 Form 8-K filing. Additional information relating to the Company’s other Plans which have been approved by stockholders and a description of the awards issued under these Plans can be found in Note 10 of the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.
Under the Company’s long-term incentive program for fiscal year 2008, 2007, and 2006, senior executives were issued PSUs under which they are eligible to receive RSAs or RSUs and unrestricted shares at the end of the performance period if certain performance targets are achieved. Compensation costs for the PSUs are amortized over the requisite service periods based on the expected level of achievement of the performance targets. At the conclusion of the performance periods for the fiscal year 2008 1-year and 3-year PSUs and the performance period for the fiscal year 2007 and 2006 3-year PSUs, the applicable number of shares of RSAs or RSUs or unrestricted stock granted may vary based upon the level of achievement of the performance targets and the approval of the Committee (which has discretion to reduce any award for any reason). The related compensation cost recognized will be based on the number of shares granted.
Each quarter, the Company compares the performance it expects to achieve with the performance targets. As of September 30, 2007, the expected levels of achievement of the performance targets for PSUs not yet granted are as follows:

	Current Expected Level of Achievement
Incentive Plans for Fiscal Years	1-year PSUs	3-year PSUs
2008	143%	100%
2007	N/A	75%
2006	N/A	86%
The 1-year PSUs under the fiscal year 2007 and 2006 long term incentive plans were granted in the first quarter of fiscal years 2008 and 2007, respectively. The table below summarizes the RSAs and RSUs granted under these PSUs:

	RSAs		RSUs
		Weighted		Weighted Average
Incentive Plans	Shares	Average Grant	Shares	Grant Date Fair
for Fiscal Years	(millions)	Date Fair Value	(millions)	Value

2007	0.9	$26.45	— (1)	$26.38
2006	0.3	$21.88	—	—

(1)	Shares granted amounted to less than 0.1 million

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
When the Company grants a stock option award, the fair value of the option is estimated at the grant date using the Black-Scholes option pricing model, consistent with the provisions of SFAS No. 123(R) and the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 107, “Interaction Between FASB Statement No. 123(R), and Certain SEC Rules and Regulations Regarding the Valuation of Share-Based Payment Arrangements for Public Companies” (SAB 107). The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive stock option awards.
For the three-month period ended September 30, 2007, the Company did not issue options. For the three-month period ended September 30, 2006 the Company issued options covering approximately 2.0 million shares of common stock. For the six-month periods ended September 30, 2007 and 2006, the Company issued options covering less than 0.1 million and 2.4 million shares of common stock, respectively.
The weighted average assumptions that were used for option grants in the respective periods are as follows:

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Weighted average fair value	$—	$8.34	$7.84	$8.39
Dividend yield	—%	0.73%	0.62%	0.73%
Expected volatility factor(1)	—	0.41	0.28	0.41
Risk-free interest rate(2)	—%	4.9%	5.13%	4.9%
Expected term (in years)(3)	—	4.5	4.5	4.5

(1)	Expected volatility is measured using the historical daily price changes of the Company’s stock over the respective expected term of the options and the implied volatility derived from the market prices of the Company’s market options traded by third parties.

(2)	The risk-free rate for periods within the contractual term of the share options is based on the U.S. Treasury yield curve in effect at the time of grant.

(3)	The expected term is the number of years that the Company estimates, based primarily on historical experience, that options will be outstanding prior to exercise, forfeiture or expiration.
The table below summarizes the RSUs and RSAs, including grants provided pursuant to the long term incentive plans, granted during the three- and six-month periods ended September 30, 2007 and 2006:

	For the Three Months				For the Six Months
	Ended September 30,				Ended September 30,
	2007		2006		2007	2006
			(shares in millions)
RSUs
Shares	—		—	(1)	0.2	0.3
Weighted Avg. Grant Date Fair Value	—		$23.28		$25.23	$21.97
RSAs
Shares	—	(1)	0.2		2.5	2.9
Weighted Avg. Grant Date Fair Value	$25.55		$22.74		$25.93	$21.98

(1)	Shares granted amounted to less than 0.1 million
The Company maintains the Year 2000 Employee Stock Purchase Plan (the Purchase Plan) for all eligible employees. The Purchase Plan is considered compensatory under SFAS No. 123(R). The estimated fair value of the stock purchase rights under the Purchase Plan for the six-month offer periods commencing July 1, 2007 and July 1, 2006 was $5.71 and $4.38, respectively. The fair value is estimated on the first date of the offering period using the Black-Scholes option pricing model. The weighted average assumptions that were used in determining the estimated fair value of stock purchase rights under the Purchase Plan are as follows:

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

	For the Six Month Offer	For the Six Month Offer
	Period Commencing	Period Commencing
	July 1, 2007	July 1, 2006
Dividend yield	0.62%	0.78%
Expected volatility factor(1)	0.23	0.20
Risk-free interest rate(2)	4.9%	5.2%
Expected term(3)	0.5	0.5

(1)	Expected volatility is measured using weighted historical daily price changes of the Company’s stock over the respective expected term of the offer period and the implied volatility derived from the market prices of the Company’s market options traded by third parties.

(2)	The risk-free rate for periods within the contractual term of the offer period is based on the U.S. Treasury yield curve in effect at the beginning of the offer period.

(3)	The expected term is the six-month offer period.
NOTE E — TRADE AND INSTALLMENT ACCOUNTS RECEIVABLE
The Company uses installment license agreements as a standard business practice and has a history of successfully collecting substantially all amounts due under the original payment terms without making concessions on payments, software products, maintenance, or professional services. Net trade and installment accounts receivable represent financial assets derived from the committed amounts due from the Company’s customers that have been earned by the Company. These accounts receivable balances are reflected net of unamortized discounts based on imputed interest for the time value of money for license agreements under the Company’s prior business model, unearned revenue attributable to maintenance and allowances for doubtful accounts. These balances do not include unbilled contractual commitments executed under the Company’s subscription model. Such committed amounts are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Trade and installment accounts receivable are composed of the following components:

	September 30,	March 31,
	2007	2007
	(in millions)
Current:
Accounts receivable	$526	$779
Other receivables	84	101
Unbilled amounts due within the next 12 months — prior business model	105	146
Less: Allowance for doubtful accounts	(44)	(32)
Less: Unearned revenue — current	(415)	(551)

Net trade and installment accounts receivable — current	$256	$443

Noncurrent:
Unbilled amounts due beyond the next 12 months — prior business model	304	357
Less: Allowance for doubtful accounts	(2)	(5)
Less: Unearned revenue — noncurrent	(16)	(21)

Net installment accounts receivable — noncurrent	$286	$331

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
The components of unearned revenue consist of the following:

	September 30,	March 31,
	2007	2007
	(in millions)
Current:
Unamortized discounts	$28	$32
Unearned maintenance	1	1
Deferred subscription revenue (billed, uncollected)	386	518

Total unearned revenue — current	$415	$551

Noncurrent:
Unamortized discounts	$12	$18
Unearned maintenance	4	3

Total unearned revenue — noncurrent	$16	$21

During the first half of fiscal year 2008, the Company transferred its rights and interest in future committed installments under certain software license agreements to a third party financial institution with an aggregate contract value of approximately $17 million, for which cash was received in the amount of approximately $14 million, which reflects a discount based on the present value of the future committed installments. In the first half of fiscal year 2007, the Company entered into similar transactions with an aggregate contract value of approximately $4 million, for which all the cash was received in the first half of fiscal year 2007. If the Company transfers its financial interest in future committed installments under a license agreement to a third party financing institution, for which revenue has not yet been recognized, the Company records the liability associated with the receipt of the cash as “Financing obligations (collected)” in the Consolidated Condensed Balance Sheets. The amounts received from third party financing institutions are classified as either current or noncurrent, depending upon when amounts are expected to be payable by the customer under the license agreement. As the installments become due and payable from the customer to the third party financing institutions, the Company relieves its liability to the financing institution and recognizes the previously financed amount as “Deferred subscription revenue (collected)” in the Consolidated Condensed Balance Sheets. As of September 30, 2007, the aggregate remaining amounts due to the third party financing institutions classified as “Financing obligations (collected)” in the Consolidated Condensed Balance Sheet was approximately $94 million, compared to approximately $102 million as of March 31, 2007. The financing agreements may contain limited recourse provisions with respect to the Company’s continued performance under the license agreements. Based on its historical experience, the Company believes that any liability which may be incurred as a result of these limited recourse provisions will be immaterial.
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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
The gross carrying amounts and accumulated amortization for identified intangible assets are as follows:

	As of September 30, 2007
	Gross	Accumulated	Net
	Assets	Amortization	Assets
	(in millions)
Capitalized software:
Purchased	$4,815	$4,634	$181
Internally developed	691	440	251
Other identified intangible assets subject to amortization	660	358	302
Other identified intangible assets not subject to amortization	14	—	14

Total	$6,180	$5,432	$748

	As of March 31, 2007
	Gross	Accumulated	Net
	Assets	Amortization	Assets
	(in millions)
Capitalized software:
Purchased	$4,803	$4,600	$203
Internally developed	639	413	226
Other identified intangible assets subject to amortization	657	323	334
Other identified intangible assets not subject to amortization	14	—	14

Total	$6,113	$5,336	$777

In the second quarter of fiscal years 2008 and 2007, amortization of capitalized software costs was $29 million and $83 million, respectively, and amortization of other identified intangible assets was $17 million and $14 million, respectively.
For the first six months of fiscal years 2008 and 2007, amortization of capitalized software costs was $58 million and $188 million, respectively, and amortization of other identified intangible assets was $35 million and $27 million, respectively. The decline in amortization of capitalized software costs is attributable to certain intangible assets from prior acquisitions being fully amortized.
Based on the identified intangible assets recorded through September 30, 2007, annual amortization expense is expected to be as follows:

	Year Ended March 31,
	2008	2009	2010	2011	2012	2013
	(in millions)
Capitalized software:
Purchased	$60	$50	$38	$27	$16	$9
Internally developed	58	65	59	48	31	16
Other identified intangible assets subject to amortization	66	53	52	51	31	25

Total	$184	$168	$149	$126	$78	$50

The carrying value of goodwill was $5.36 billion and $5.35 billion as of September 30, 2007 and March 31, 2007, respectively. During the six-month period ended September 30, 2007, goodwill increased by approximately $10 million, primarily due to the acquisitions of small software companies. Refer to Note G, “Acquisitions,” for additional information relating to the Company’s acquisitions.
NOTE G — ACQUISITIONS
Acquisitions are accounted for as purchases and accordingly, their results of operations have been included in the Consolidated Condensed Financial Statements since the dates of their acquisitions. The purchase price for the Company’s acquisitions is allocated to the assets acquired and liabilities assumed from the acquired entity. These allocations are based upon estimates which may be revised within one

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
year of the date of acquisition as additional information becomes available. It is anticipated that the final purchase price allocations for these acquisitions will not differ materially from their preliminary allocations. The Company’s acquisitions in the first half of fiscal year 2008 were considered immaterial compared to the results of the Company’s operations and therefore purchase accounting information and pro-forma disclosure are not presented.
During the second quarter of fiscal year 2008, the Company paid approximately $9 million in remaining holdback payments related to prior period acquisitions, which was included in the “Accrued expenses and other current liabilities” line on the Consolidated Condensed Balance Sheet at March 31, 2007.
Accrued acquisition-related costs and changes in these accruals, including additions related to both the current year and prior year acquisitions were as follows:

	Duplicate
	Facilities and	Employee
	Other Costs	Costs
	(in millions)
Balance as of March 31, 2007	$27	$6
Additions	—	1
Settlements	(4)	(3)
Adjustments	1	—

Balance as of September 30, 2007	$24	$4

The liabilities for duplicate facilities and other costs relate to operating leases, which are actively being renegotiated and expire at various times through 2010, negotiated buyouts of operating lease commitments and other contractual liabilities. The liabilities for employee costs relate to involuntary termination benefits. Adjustments to the corresponding liability and related goodwill accounts are recorded when obligations are settled at amounts less than those originally estimated. The remaining liability balances are included in the “Accrued expenses and other current liabilities” line item on the Consolidated Condensed Balance Sheets.
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
Severance: The Company currently estimates a reduction in workforce of approximately 2,000 positions in connection with the fiscal 2007 plan, including approximately 300 positions from the divestitures of consolidated majority owned subsidiaries. The termination benefits the Company has offered in connection with this workforce reduction are substantially the same as the benefits the Company has provided historically for non-performance-based workforce reductions. In certain countries, termination benefits have been provided based upon prior experiences with the restructuring plan announced in July 2005 (the fiscal 2006 plan) as described below. These costs have been recognized in accordance with SFAS No. 112, “Employers Accounting for Post Employment Benefits, an Amendment of FASB Statements No. 5 and 43” (SFAS No. 112). Enhancements to termination benefits which exceed past practice or legal requirements are being recognized in accordance with SFAS No. 146, “Accounting for Costs Associated With Exit or Disposal Activities” (SFAS No. 146). The Company recorded approximately $6 million in severance costs in the first half of fiscal year 2008, which represents an additional $8 million of expenses recorded in the second quarter of fiscal year 2008 primarily due to terminations in Europe, Asia and Australia, less a net reduction of $2 million in the first quarter of fiscal year 2008, which was principally related to changes in estimates associated with resignations and redeployments of certain international employees, partially offset by additional terminations in North America. The Company anticipates the total severance cost for the fiscal

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
2007 plan will be approximately $150 million, of which approximately $131 million has been recognized through September 30, 2007. Substantially all of the costs under the plan are expected to be recognized by the end of fiscal year 2008. The plans associated with the balance of the reductions in workforce are still being finalized and the associated charges will be recorded once the actions are approved by management.
Facilities Abandonment: The Company records the costs associated with lease terminations or abandonments when the Company ceases to utilize the property. Under SFAS No. 146, the liability associated with lease termination or abandonment is measured as the present value of the total remaining lease costs and associated operating costs reduced by estimated sublease rentals that could be reasonably obtained for the property. The Company accretes its obligations related to the facilities abandonment to the then-present value and, accordingly, recognizes accretion expense as a restructuring expense in future periods. The Company incurred approximately $11 million of charges related to abandoned properties during the first half of fiscal year 2008, approximately $4 million of which was recorded in the second quarter of fiscal year 2008, and approximately $34 million since the plan’s inception. The Company anticipates the total cost for facilities abandonment will be approximately $50 million under the fiscal 2007 plan. The majority of the remaining obligation is expected to be recognized by the end of fiscal year 2008.
For the six-month period ended September 30, 2007, restructuring activity under the fiscal 2007 plan was as follows:

		Facilities
	Severance	Abandonment
	(in millions)
Accrual balance at March 31, 2007	$87	$17
Additions	6	11
Payments	(31)	(10)

Accrual balance at September 30, 2007	$62	$18

The liability balance for the severance portion of the remaining reserve is included in the “Salaries, wages and commissions” line on the Consolidated Condensed Balance Sheet. The liability for the facilities portion of the remaining reserve is included in the “Accrued expenses and other current liabilities” line item on the Consolidated Condensed Balance Sheet. The costs are included in the “Restructuring and other” line item on the Consolidated Condensed Statement of Operations for the periods ended September 30, 2007 and 2006.
Fiscal 2006 Restructuring Plan
In July 2005, the Company announced the fiscal 2006 plan to increase efficiency and productivity and to align its investments more closely with strategic growth opportunities. The Company accounted for the individual components of the restructuring plan as follows:
Severance: The fiscal 2006 plan included a workforce reduction of approximately five percent, or 800 positions, worldwide. The termination benefits the Company offered in connection with this workforce reduction were substantially the same as the benefits the Company has provided historically for non-performance-based workforce reductions. In certain countries, termination benefits have been provided based upon statutory minimum requirements. The employee termination obligations incurred in connection with the fiscal 2006 plan were accounted for in accordance with SFAS No. 112. In certain countries, the Company elected to provide termination benefits in excess of legal requirements subsequent to the initial implementation of the plan. These additional costs have been recognized in accordance with SFAS No. 146. The Company incurred a total of approximately $58 million of severance costs since inception through the second quarter of fiscal year 2008. The Company has recognized substantially all of the severance related costs associated with the fiscal 2006 plan. Final payment of these amounts is dependent upon settlement with the works councils in certain international locations.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
Facilities Abandonment: The Company recorded the costs associated with lease termination or abandonment when the Company ceased to utilize the leased property. Under SFAS No. 146, the liability associated with lease termination or abandonment is measured as the present value of the total remaining lease costs and associated operating costs, less probable sublease income. The Company incurred a total of approximately $27 million of facilities abandonment costs since inception through the first half of fiscal year 2008. The Company accretes its obligations related to the facilities abandonment to the then-present value and, accordingly, recognizes accretion expense as a restructuring expense in future periods. The Company has recognized substantially all of the facilities abandonment costs associated with the fiscal 2006 plan.
For the six-month period ended September 30, 2007, restructuring activity under the fiscal 2006 plan was as follows:

		Facilities
	Severance	Abandonment
	(in millions)
Accrual balance at March 31, 2007	$6	$14
Additions	—	1
Payments	(4)	(3)

Accrual balance at September 30, 2007	$2	$12

The liability balance for the severance portion of the remaining reserve is included in the “Salaries, wages and commissions” line on the Consolidated Condensed Balance Sheets of the respective periods. The liability for the facilities portion of the remaining reserve is included in the “Accrued expenses and other current liabilities” line item on the Consolidated Condensed Balance Sheets.
Other: During the first half of fiscal year 2008 the Company incurred approximately $2 million in legal fees in connection with matters reviewed by the Special Litigation Committee, composed of independent members of the Board of Directors (see also Note J, “Commitments and Contingencies”). Approximately $1 million of these fees were incurred in the second quarter of fiscal year 2008. In the second quarter of fiscal year 2008, the Company recorded an impairment charge of approximately $1 million for a product that was discontinued. In the first quarter of fiscal year 2008, the Company incurred an approximate $4 million expense related to a loss on the sale of an investment in marketable securities associated with the closure of an international location. (see also Note J, “Commitments and Contingencies”).
NOTE I — INCOME TAXES
Income tax expense for the three and six-month periods ended September 30, 2007 was $94 million and $162 million, respectively, compared to the three and six-month periods ended September 30, 2006 of $14 million and $22 million, respectively. For the three and six-month periods ended September 30, 2007, the tax provision included a charge of approximately $11 million, resulting from the reconciliation of certain prior year international tax provisions with the prior year corporate tax filings, and also included an $11 million charge associated with certain corporate tax rate reductions enacted in various foreign tax jurisdiction during the quarter and the resulting impact on net deferred tax assets. For the three-month period ended September 30, 2006, the tax provision included a net benefit of approximately $10 million, primarily arising from the resolution of certain state and international tax contingencies. For the six-month period ending September 30, 2006, the tax provision included a net benefit of approximately $17 million, primarily arising from the resolution of certain international and U.S. tax contingencies.
As noted in Note A “Basis of Presentation”, on April 1, 2007, the Company adopted FIN 48. FIN 48 prescribes a comprehensive model for financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. As a result of adopting FIN 48, there was an increase to retained earnings of approximately $11 million and a corresponding decrease to tax liabilities. Upon adoption on April 1, 2007, the liability for income taxes associated with uncertain tax positions was $282 million and the deferred tax assets arising from these

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
uncertain tax positions (from interest and state income tax deductions) was $48 million. If the unrecognized tax benefits associated with these positions are ultimately recognized, they would primarily affect the Company’s effective tax rate and stockholder’s equity. In addition, consistent with the provisions of FIN 48, the Company reclassified as of April 1, 2007, $243 million of income tax liabilities from current to non-current liabilities because the cash payment is not anticipated to occur within one year of the balance sheet date. All noncurrent income tax liabilities are recorded in the “Federal, state and foreign income taxes payable — noncurrent” line in the Consolidated Condensed Balance Sheets.
The nature of the uncertain tax positions expected to be resolved within the next twelve (12) months relate primarily to various U.S. federal and state income tax audits and are recorded in the “Federal, state and foreign income taxes payable - current” line in the Consolidated Condensed Balance Sheets. Other than for cash payments anticipated to occur within the next twelve months, the range of the reasonable possible change in uncertain tax positions as of September 30, 2007 is estimated to be between $0 and a reduction of $24 million, primarily attributable to the outcome of ongoing tax audits or the expiration of a statute of limitations. Interest and penalties related to income tax liabilities are included in income tax expense. The Company had $40 million of accrued interest expense, net of $23 million in tax benefits and penalties as of the date of adoption of FIN 48. The liability for income taxes associated with uncertain tax positions is $289 million (of which $103 million is classified as current) and the deferred tax assets arising from these uncertain tax positions (from interest and state income tax deductions) was $52 million at September 30, 2007.
The number of years with open tax audits varies from jurisdiction to jurisdiction. Our major tax jurisdictions include the U.S., Japan, Germany, Italy and the U.K. The earliest years still open and subject to ongoing audits or tax proceedings as of the date of adoption of FIN 48 for these jurisdictions are: (i) United States — 2001; (ii) Japan — 2000; (iii) Germany — 2003; (iv) Italy — 1999; and (v) the U.K. — 1999.
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
In addition, in May 2003, a class action lawsuit captioned John A. Ambler v. Computer Associates International, Inc., et al. was filed in the Federal Court. The complaint in this matter, a purported class action on behalf of the CA Savings Harvest Plan (the CASH Plan) and the participants in, and beneficiaries of, the CASH Plan for a class period running from March 30, 1998 through May 30, 2003, asserted claims of breach of fiduciary duty under the federal Employee Retirement Income Security Act (ERISA). The named defendants were the Company, the Company’s Board of Directors, the CASH Plan, the Administrative Committee of the CASH Plan, and the following current or former employees and/or former directors of the Company: Messrs. Wang, Kumar, Zar, Artzt, Peter A. Schwartz, and Charles P. McWade; and various unidentified alleged fiduciaries of the CASH Plan. The complaint alleged that the defendants breached their fiduciary duties by causing the CASH Plan to invest in Company securities and sought damages in an unspecified amount.
A derivative lawsuit was filed by Charles Federman against certain current and former directors of the Company, based on essentially the same allegations as those contained in the February and March 2002

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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
On August 25, 2003, the Company announced the settlement of the above-described class action lawsuits against the Company and certain of its present and former officers and directors, alleging misleading statements, misrepresentations, and omissions, regarding the Company’s financial performance, as well as breaches of fiduciary duty. At the same time, the Company also announced the settlement of a derivative lawsuit, in which the Company was named as a nominal defendant, filed against certain present and former officers and directors of the Company, alleging breaches of fiduciary duty and, against certain management directors, insider trading, as well as the settlement of an additional derivative action filed by Charles Federman that had been pending in the Federal Court. As part of the class action settlement, which was approved by the Federal Court in December 2003, the Company agreed to issue a total of up to 5.7 million shares of Common Stock to the stockholders represented in the three class action lawsuits, including payment of attorneys’ fees. The Company has completed the issuance of the settlement shares as well as payment of $3.3 million to the plaintiffs’ attorneys in legal fees and related expenses.
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
On October 5, 2004 and December 9, 2004, four purported Company stockholders served motions to vacate the Order of Final Judgment and Dismissal entered by the Federal Court in December 2003 in connection with the settlement of the derivative action. These motions primarily sought to void the releases that were granted to the individual defendants under the settlement. On December 7, 2004, a motion to vacate the Order of Final Judgment and Dismissal entered by the Federal Court in December 2003 in connection with the settlement of the 1998 and 2002 stockholder lawsuits discussed above was filed by Sam Wyly and certain related parties (the “Wyly Litigants”). The motion sought to reopen the settlement to permit the moving stockholders to pursue individual claims against certain present and former officers of the Company. The motion stated that the moving stockholders did not seek to file claims against the Company. On June 14, 2005, the Federal Court granted movants’ motion to be allowed to take limited discovery prior to the Federal Court’s ruling on these motions (the 60(b) Motions). At a hearing held on August 1, 2007 and in a memorandum and order dated August 2, 2007, the Federal Court denied all of the 60(b) Motions and reaffirmed the 2003 settlements. On or about August 24, 2007, Ranger Governance, Ltd. (“Ranger”) and the Wyly Litigants filed notices of appeal concerning the August 2nd decision. On August 16, 2007, the Special Litigation Committee of independent members of the Company’s Board of Directors filed an application to amend or clarify the August 2nd decision, and the Company joined that application. On September 12, 2007 and October 4, 2007, the Federal Court issued opinions denying the requests to amend or clarify. On September 18, 2007, the Wyly Litigants and Ranger filed notices of appeal of the September 12th opinion of the Federal Court. A notice of appeal of the October 4th decision was filed on November 2, 2007.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
The Government Investigation — DPA Concluded
In September 2004, the Federal Court approved a deferred prosecution agreement (DPA) between the Company and the United States Attorney’s Office (USAO) and a consent to enter into a final judgment (Consent Judgment) in a parallel proceeding brought by the SEC regarding certain of the Company’s past accounting practices, including its revenue recognition policies and procedures during certain periods prior to the adoption of the Company’s new business model in October 2000. The DPA and the Consent Judgment resolved the USAO and SEC investigations into those past accounting practices and obstruction of their investigations. In May 2007, based upon the Company’s compliance with the terms of the DPA, the Federal Court ordered dismissal of the charges that had been filed against the Company in connection with the DPA and the DPA expired. The injunctive provisions of the Consent Judgment permanently enjoining the Company from violating certain provisions of the federal securities laws remain in effect.
Under the DPA, the Company established a $225 million fund for purposes of restitution to current and former stockholders of the Company. Pursuant to the DPA, Kenneth R. Feinberg was appointed as Fund Administrator. A Plan of Allocation for the Restitution Fund was approved by the Federal Court in August, 2005. On October 12, 2007, the Fund Administrator requested approval to distribute the funds to approved claimants. By Order filed October 30, 2007, the Federal Court granted approval to distribute the funds. The Fund Administrator maintains a website at www.computerassociatesrestitutionfund.com.
Derivative Actions Filed in 2004
In June and July 2004, three purported derivative actions were filed in the Federal Court by Ranger, Bert Vladimir and Irving Rosenzweig against certain current or former employees and/or directors of the Company. In November 2004, the Federal Court issued an order consolidating these three derivative actions. The plaintiffs filed a consolidated amended complaint (the Consolidated Complaint) on January 7, 2005. The Consolidated Complaint names as defendants Messrs. Wang, Kumar, Zar, Artzt, D’Amato, Richards, Ranieri and Woghin; Messrs. Kaplan, Rivard and Silverstein; Michael A. McElroy; Messrs. McWade and Schwartz; Gary Fernandes; Robert E. La Blanc; Jay W. Lorsch; Kenneth Cron; Walter P. Schuetze; Messrs. de Vogel and Grasso; Roel Pieper; KPMG LLP; and Ernst & Young LLP. The Company is named as a nominal defendant. The Consolidated Complaint alleges a claim against Messrs. Wang, Kumar, Zar, Kaplan, Rivard, Silverstein, Artzt, D’Amato, Richards, McElroy, McWade, Schwartz, Fernandes, La Blanc, Ranieri, Lorsch, Cron, Schuetze, de Vogel, Grasso, Pieper and Woghin for contribution towards the consideration the Company had previously agreed to provide current and former stockholders in settlement of certain class action litigation commenced against the Company and certain officers and directors in 1998 and 2002 (see “— Stockholder Class Action and Derivative Lawsuits Filed Prior to 2004”) and seeks on behalf of the Company compensatory and consequential damages in an amount not less than $500 million in connection with the USAO and SEC investigations (see “— The Government Investigation — DPA Concluded”). The Consolidated Complaint also alleges a claim seeking unspecified relief against Messrs. Wang, Kumar, Zar, Kaplan, Rivard, Silverstein, Artzt, D’Amato, Richards, McElroy, McWade, Fernandes, La Blanc, Ranieri, Lorsch, Cron, Schuetze, de Vogel and Woghin for violations of Section 14(a) of the Exchange Act for alleged false and material misstatements made in the Company’s proxy statements issued in 2002 and 2003. The Consolidated Complaint also alleges breach of fiduciary duty by Messrs. Wang, Kumar, Zar, Kaplan, Rivard, Silverstein, Artzt, D’Amato, Richards, McElroy, McWade, Schwartz, Fernandes, La Blanc, Ranieri, Lorsch, Cron, Schuetze, de Vogel, Grasso, Pieper and Woghin. The Consolidated Complaint also seeks unspecified compensatory, consequential and punitive damages against Messrs. Wang, Kumar, Zar, Kaplan, Rivard, Silverstein, Artzt, D’Amato, Richards, McElroy, McWade, Schwartz, Fernandes, La Blanc, Ranieri, Lorsch, Cron, Schuetze, de Vogel, Grasso, Pieper and Woghin based upon allegations of corporate waste and fraud. The Consolidated Complaint also seeks unspecified damages against Ernst & Young LLP (E&Y) and KPMG LLP (KPMG) for breach of fiduciary duty and the duty of reasonable care, as well as contribution and indemnity under Section 14(a) of the Exchange Act. The Consolidated Complaint requests restitution and rescission of the compensation earned under the Company’s executive

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
compensation plan by Messrs. Artzt, Kumar, Richards, Zar, Woghin, Kaplan, Rivard, Silverstein, Wang, McElroy, McWade and Schwartz. Additionally, pursuant to Section 304 of the Sarbanes-Oxley Act, the Consolidated Complaint seeks reimbursement of bonus or other incentive-based equity compensation received by defendants Wang, Kumar, Schwartz and Zar, as well as alleged profits realized from their sale of securities issued by the Company during the time periods they served as the Chief Executive Officer (Messrs. Wang and Kumar) and Chief Financial Officer (Messrs. Schwartz and Zar) of the Company. Although no relief is sought from the Company, the Consolidated Complaint seeks monetary damages, both compensatory and consequential, from the other defendants, including current or former employees and/or directors of the Company, E&Y and KPMG in an amount totaling not less than $500 million.
The consolidated derivative action was stayed pending resolution of the 60(b) Motions, which were recently denied (see “— Stockholder Class Action and Derivative Lawsuits Filed Prior to 2004”). On February 1, 2005, the Company established a Special Litigation Committee of independent members of its Board of Directors to, among other things, control and determine the Company’s response to the Consolidated Complaint and the 60(b) Motions. On April 13, 2007, the Special Litigation Committee issued its reports, which announced the Special Litigation Committee’s conclusions, determinations, recommendations and actions with respect to the claims asserted in the Derivative Actions and in the 60(b) Motions. Also, in response to the Consolidated Complaint, the Special Litigation Committee served a motion which seeks to dismiss and realign the claims and parties in accordance with the Special Litigation Committee’s recommendations. This motion has been fully briefed and submitted. As summarized in the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2007 and in the bullets below, the Special Litigation Committee concluded as follows:
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
SEPTEMBER 30, 2007
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
• The Special Litigation Committee has concluded that while the Company has potentially valid claims against former officer Michael McElroy (CA’s former senior vice president of the Legal department) (the McElroy Claims), it would be in the best interests of the Company to seek dismissal of the claims against him.
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
The Special Litigation Committee has served motions which seek dismissal of the Director Claims, the McElroy Claims, the claims against E&Y and KPMG, and certain other claims. In addition, the Special Litigation Committee has asked for the Federal Court’s approval for the Company to be realigned as the plaintiff with respect to claims against certain other parties, including Messrs. Wang and Schwartz. By letter dated July 19, 2007, counsel for the Special Litigation Committee advised the Federal Court that the SLC had reached a settlement of the Derivative Litigation with two of the three derivative plaintiffs — Bert Vladimir, represented by Squitieri & Fearon, LLP, and Irving Rosenzweig, represented by Harwood Feffer LLP (formerly Wechsler Harwood LLP). In connection with the settlement, both of these plaintiffs have agreed to support the Special Litigation Committee’s motion to dismiss and to realign. CA has agreed to pay the attorney’s fees of Messrs. Vladimir and Rosenzweig in an amount up to $525,000 each.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
If finalized, this settlement would require approval of the Federal Court. On July 23, 2007, Ranger filed a letter with the Federal Court objecting to the proposed settlement. On October 29, 2007, the Federal Court denied the Special Litigation Committee’s motion to dismiss and realign, without prejudice to renewing said motion after a decision by the appellate court regarding the Federal Court’s decisions concerning the 60(b) motions (see “— Stockholder class Action and Derivative Lawsuits Filed Prior to 2004”).
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
Texas Litigation
On August 9, 2004, a petition was filed by Sam Wyly and Ranger against the Company in the District Court of Dallas County, Texas (the Ranger Governance Litigation), seeking to obtain a declaratory judgment that plaintiffs did not breach two separation agreements they entered into with the Company in 2002 (the 2002 Agreements). Plaintiffs seek to obtain this declaratory judgment in order to file a derivative suit on behalf of the Company (see “— Derivative Actions Filed in 2004”). On September 3, 2004, the Company filed an answer to the petition and on September 10, 2004, the Company filed a notice of removal seeking to remove the action to federal court. On February 18, 2005, Mr. Wyly filed a separate lawsuit in the United States District Court for the Northern District of Texas (the Texas Federal

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
Court) alleging that he is entitled to attorneys’ fees in connection with the original litigation filed in Texas. The two actions have been consolidated. On March 31, 2005, the plaintiffs amended their complaint to allege a claim that they were defrauded into entering the 2002 Agreements and to seek rescission of those agreements and damages. The amended complaint in the Ranger Governance Litigation seeks rescission of the 2002 Agreements, unspecified compensatory, consequential and exemplary damages and a declaratory judgment that the 2002 Agreements are null and void and that plaintiffs did not breach the 2002 Agreements. On May 11, 2005, the Company moved to dismiss the Texas litigation. On July 21, 2005, the plaintiffs filed a motion for summary judgment. On July 22, 2005, the Texas Federal Court dismissed the latter two motions without prejudice to refiling the motions later in the action. On September 1, 2005, the Texas Federal Court granted the Company’s motion to transfer the action to the Federal Court. Since the transfer, there have been no significant activities or developments.
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
On September 21, 2004, a complaint to compel production of the Company’s books and records, including files that have been produced by the Company to the USAO and SEC in the course of their joint investigation of the Company’s accounting practices (see “— The Government Investigation — DPA Concluded”), was filed by a purported stockholder of the Company in Delaware Chancery Court pursuant to Section 220 of the Delaware General Corporation Law. The complaint concerns the inspection of documents related to Mr. Kumar’s compensation, the independence of the Board of Directors and ability of the Board of Directors to sue for return of that compensation. The Company filed its answer to this complaint on October 15, 2004 and there have been no developments since that time.
In December 2006, a lawsuit captioned Diagnostic Systems Corporation v. Symantec Corporation. et al., was filed in the United States District Court for the Central District of California, Southern Division. The complaint seeks preliminary and permanent injunctions, as well as monetary damages in various amounts, all of which are unspecified, based upon claims for patent infringement. The Company filed its answer to the complaint on February 13, 2007. On August 20, 2007, the Court entered an order dismissing the action as against the Company with prejudice.
On May 23, 2007, a lawsuit captioned The Bank of New York v. CA, Inc. et al., was filed in the Supreme Court of the State of New York, New York County. The complaint seeks unspecified damages and other relief, including acceleration of principal, based upon a claim for breach of contract. Specifically, the complaint alleges that the Company failed to comply with certain purported obligations in connection with its 5.625% Senior Notes due 2014, issued in November 2004, insofar as the Company failed to carry out a purported obligation to cause a registration statement to become effective to permit the exchange of the notes for substantially similar securities of the Company registered under the Securities Act that would be freely tradable, and, having failed to effect such exchange offer, failed to carry out the purported obligation to pay additional interest of 0.5% per annum after November 18, 2006. On July 13, 2007, the Company filed its verified answer in this matter. On October 26, 2007, plaintiff filed a motion for summary judgment in this matter. Although the ultimate outcome cannot be determined, the Company believes that the claims are unfounded and that the Company has meritorious defenses. In the opinion of management, the resolution of this lawsuit is not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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
NOTE K — DIVESTITURES
Discontinued Operations: In November 2006, the Company sold its 70% interest in Benit Company, formerly known as Liger Systems Co. Ltd. (Benit), for approximately $3.3 million. The 70% interest sold represented all of the Company’s outstanding equity interest in Benit. Benit offered a wide range of corporate solution services in Korea, such as IT outsourcing, business integration services, enterprise solutions and IT service management. The sale was part of the Company’s fiscal 2007 plan, which included an estimated headcount reduction of 300 positions associated with consolidated subsidiaries considered to be joint ventures. Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has separately presented the results of Benit as a discontinued operation in the September 30, 2006 Consolidated Condensed Statement of Operations. For further information, refer to the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.
The operating results of Benit for the three and six-month periods ended September 30, 2006 are summarized as follows:

	For the Three Months	For the Six Months
	Ended September 30,	Ended September 30,
	2006	2006
	(in millions)
Professional services	$3	$5
Maintenance	5	9
Software fees and other	1	2

Total revenue	$9	$16

Loss from sale of discontinued operation, net of taxes	$(2)	$(2)
Loss from discontinued operation, inclusive of realized loss on sale, net of taxes	$(1)	$(1)

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statement
This Quarterly Report on Form 10-Q (Form 10-Q) contains, in addition to historical information, certain forward-looking information relating to CA, Inc. (the “Company,” “Registrant,” “CA,” “we,” “our,” or “us”) that is based on the beliefs of, and assumptions made by, our management as well as information currently available to management. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” and similar expressions are intended to identify forward-looking information. Such information includes the statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), but also appears in other parts of this Form 10-Q. This forward-looking information reflects our current views with respect to future events and is subject to certain risks, uncertainties, and assumptions, some of which are described under the caption “Risk Factors” in Part 1 Item 1A in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 filed with the Securities and Exchange Commission. Should one or more of these risks or uncertainties occur, or should our assumptions prove incorrect, actual results may vary materially from those described in this Form 10-Q as anticipated, believed, estimated, or expected. We do not intend to update these forward-looking statements. This MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements.
OVERVIEW
CA, Inc. is one of the world’s largest providers of enterprise software. Our products and solutions are designed to help our customers govern, manage and secure information technology (IT) services and systems in highly complex computing environments.
We develop, acquire, and license software, which we sell as products or in multi-product solutions designed to meet our corporate mission to unify and simplify the management of enterprise IT, and enable our customers to better achieve measurable value from their IT investments. CA’s products can be used to govern, manage and secure a wide range of computing platforms. They are well suited to address the complexity endemic to mission critical IT environments, which are almost always composed of products from a variety of vendors. We believe our Enterprise IT Management (EITM) approach is unique to CA, because of the depth and breadth of our products, the integration with existing customer technology investments, and our commitment to open standards and innovation.
We license our products principally to large IT service providers, financial services companies, government agencies, retailers, manufacturers, educational institutions, and healthcare institutions, worldwide. These customers typically maintain IT infrastructures that are both complex and central to their objectives for operational excellence.
We offer our software products and solutions directly to our customers through our direct sales force, and indirectly through global systems integrators, value-added partners, original equipment manufacturers, and distribution partners.
Most of our revenue is generated through subscription license agreements. Under these agreements our customers generally receive the right to use specified software products, the right to maintenance with respect to those products, and the right to receive and use unspecified future software products during the term of the license (usually approximately three years) for no additional fee. As required under generally accepted accounting principles, revenue from such licenses is recognized on a ratable basis, i.e., on an even monthly basis throughout the term of the license. We refer to this as our “subscription model” and to the associated revenue as “subscription revenue.” We refer to the contract amount that has not yet been recognized as revenue as “deferred subscription value”. As revenue is ratably earned and recognized during the term of a subscription license, the deferred subscription value associated with the license declines correspondingly. “New deferred subscription value” refers to the aggregate total amount

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
that customers agree to pay under new or renewal subscription licenses, net of previous obligations, booked during a reporting period. Under our subscription licenses, customers typically pay us in annual installments. However, we may collect as much as the entire contract value at the outset of the license agreement.
A relatively small portion of our revenue is generated from licenses based on a perpetual or up-front revenue recognition model, under which the entire contract amount for software license fees is recognized as revenue at the outset of the license term (or “up-front”), and maintenance fees are recognized ratably over the term of the license. We also generate revenue through professional services we provide to our customers, primarily in connection with product implementations and education and training of customer employees in the use of our products and solutions.
For further discussion of our business and business model see our 2007 Annual Report on Form 10-K. For further discussion of our Critical Accounting Policies and Business Practices, see “Critical Accounting Policies and Business Practices”, which is included in “Item 2” of this Form 10-Q Report.
QUARTERLY UPDATE
•	In July 2007, three of CA’s security management solutions—CA Integrated Threat Management r8, CA Access Control for Windows r8, and CA Directory r8.1— achieved Common Criteria Evaluation Assurance Level 3 certification from the National Information Assurance Partnership (NIAP) Common Criteria Evaluation and Validation Scheme (CCEVS).

•	In August 2007, CA announced new versions of three mainframe application quality assurance and testing solutions that help organizations more effectively leverage their legacy application investments within a Service Oriented Architecture (SOA) environment.

•	In August 2007, CA announced a new release of Unicenter Service Catalog that helps enable IT managers to define and deliver IT services in business terms.

•	In August 2007, CA entered into a $1 billion, five-year unsecured revolving credit facility that will expire August 2012. The new facility replaced a prior $1 billion four-year facility executed in 2004 that was due to expire in December 2008.

•	In August 2007, CA announced the preliminary results of stockholder voting at its 2007 Annual Meeting of Stockholders. CA stockholders voted to elect all twelve members of the Board of Directors for one-year terms.

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
PERFORMANCE INDICATORS
Management uses several quantitative performance indicators to assess our financial results and condition. Following is a summary of the principal quantitative performance indicators that management uses to review performance:

	For the Three Months
	Ended September 30,			Percent
	2007	2006[1]	Change	Change

	(dollars in millions)
Total revenue	$1,067	$987	$80	8%
Subscription revenue	$858	$762	$96	13%
Subscription revenue as a percent of total revenue	80%	77%	3	4%
New deferred subscription value (direct) [2]	$824	$498	$326	65%
New deferred subscription value (indirect)	$24	$43	$(19)	(44)%
Weighted average license agreement duration in years (direct)	3.17	2.98	0.19	6%
Cash provided by operating activities	$193	$6	$187	N/A
Income from continuing operations, net of taxes	$137	$54	$83	154%

	For the Six Months
	Ended September 30,			Percent
	2007	2006[1]	Change	Change

	(dollars in millions)
Total revenue	$2,092	$1,936	$156	8%
Subscription revenue	$1,687	$1,501	$186	12%
Subscription revenue as a percent of total revenue	81%	78%	3	4%
New deferred subscription value (direct) [2]	$1,464	$886	$578	65%
New deferred subscription value (indirect)	$72	$87	$(15)	(17)%
Weighted average license agreement duration in years (direct)	3.25	2.75	0.50	18%
Cash provided by (used in) operating activities	$180	$(40)	$220	N/A
Income from continuing operations, net of taxes	$266	$89	$177	199%

			Change		Change
	Sept. 30,	March 31,	From	Sept. 30,	From Prior
	2007	2007	Year End	2006	Year Quarter

		(dollars in millions)
Total cash, cash equivalents, And marketable securities	$1,890	$2,280	$(390)	$1,295	$595
Total debt	$2,578	$2,583	$(5)	$2,588	$(10)

Cash to be collected — current [3]	$2,355	$2,519	$(164)	$2,497	$(142)
Cash to be collected — noncurrent [3]	$1,839	$1,710	$129	$1,600	$239
Deferred subscription value	$5,806	$5,800	$6	$4,971	$835
Deferred subscription revenue (collected)	$2,105	$2,297	$(192)	$1,815	$290

[1]	Previously reported information has been reclassified to reflect discontinued operations

[2]	Includes our one-tier channel business

[3]	Refer to the “Reconciliation of Amounts to be Collected to Accounts Receivable” discussion in the “Liquidity and Capital Resources” section for additional information
Analyses of our performance indicators, including general trends, can be found in the “Results of Operations” and “Liquidity and Capital Resources” sections of this MD&A. The performance indicators discussed below are those that we believe are unique because of our subscription-based business model.

Subscription Revenue — Subscription revenue is the amount of revenue recognized ratably during the reporting period from amounts initially recorded as deferred subscription value under our subscription model. If the weighted average life of our subscription license agreements remains constant, an increase in deferred subscription value will ultimately result in an increase in subscription revenue.
New Deferred Subscription Value — New deferred subscription value is the aggregate amount we expect to collect from our customers over the terms of the underlying subscription license agreements entered into during a reporting period, including amounts expected to be collected from contracts for the sale of products to distributors, resellers and VARs where the contracts incorporate the right of end-users to receive unspecified future software products. These amounts will be recognized ratably as subscription revenue over the applicable software license term. New deferred subscription value typically excludes the value associated with up-front or “perpetual” based licenses, maintenance-only license agreements, license-only indirect sales, and professional services arrangements. It also excludes that portion of bundled maintenance or unamortized discounts that are converted into subscription revenue upon renewal of contracts which prior to renewal were based on the up-front model.
The license agreements that contribute to new deferred subscription value represent binding payment commitments by customers over periods generally up to approximately three years. The amount of new deferred subscription value recorded in a quarter is impacted by the volume and amount of contracts renewed during the quarter. Typically, our new deferred subscription value increases in each consecutive quarter during a fiscal year, with the first quarter being the weakest and the fourth quarter being the strongest. However, as we make efforts to improve the balance of the distribution of our contract renewals throughout the fiscal year, new deferred subscription value may not always follow the pattern of increasing in consecutive quarters during a fiscal year, and the quarter to quarter differences in new deferred subscription value may be more moderate. Additionally, the change in new deferred subscription value, relative to previous periods, does not necessarily correlate to the change in billings or cash receipts, relative to previous periods. The contribution to current period revenue from new deferred subscription value from any single license agreement is relatively small, since revenue is recognized ratably over the applicable license agreement term.
Weighted Average License Agreement Duration in Years — The weighted average license agreement duration in years for our direct business reflects the duration of all software licenses executed during a period, weighted to reflect the contract value of each individual software license. The weighted average duration is impacted by the number and dollar amounts of contracts coming up for renewal during the period, and therefore may change from period to period and will not necessarily correlate to the prior year periods.
Deferred Subscription Value — Under our subscription model, the portion of the license contract value that has not yet been earned and recognized as revenue constitutes what we refer to as deferred subscription value. As revenue from subscription license agreements is ratably recognized, it is reported as “Subscription revenue” on our Consolidated Condensed Statements of Operations.
Deferred Subscription Revenue (collected) — Under our subscription model, customers typically pay in annual installments, often with at least one installment due at contract execution for a portion of the total contract value. To the extent a customer’s payment precedes the ratable recognition of revenue under our subscription model, the amounts are reported as a liability entitled either “Deferred subscription revenue (collected) — current” or “Deferred subscription revenue (collected) — noncurrent”, on our Consolidated Condensed Balance Sheets depending on when the related revenue is expected to be recognized (i.e., within the next twelve months or subsequent to the next twelve months).
In some instances, rather than receive amounts directly from the customer, we may choose to transfer our financial interest in future committed installments under subscription license agreements to a third party financing institution. In such instances, we initially recognize a liability associated with the receipt of the cash from the financing institution entitled “Financing obligations (collected)” on our Consolidated Condensed Balance Sheets. The classification between current and noncurrrent depends on the timing of when the customer is expected to make payments to the financing institution. As amounts become payable by the customer to the financing institution, we relieve our liability to the financing institution and recognize the previously financed amount as “Deferred subscription revenue (collected)” on our Consolidated Condensed Balance Sheets.
RESULTS OF OPERATIONS
Revenue:
The following table presents the percentage of total revenue and the percentage of period-over-period dollar change for the revenue line items on our Consolidated Condensed Statements of Operations for the three and six-month periods ended September 30, 2007 and 2006. These comparisons of past financial results are not necessarily indicative of future results.

	For the Three Months Ended September 30,
				Percentage
			Dollar	of	Percentage of
			Change	Dollar	Total
	Revenue		2007/	Change	Revenue
	2007	2006	2006	2007/2006	2007	2006
	(dollars in millions)
Revenue
Subscription revenue	$858	$762	$96	13%	80%	77%
Professional services	95	85	10	12	9	9
Maintenance	78	107	(29)	(27)	7	11
Software fees and other	36	33	3	9	4	3

Total revenue	$1,067	$987	$80	8%	100%	100%

	For the Three Months Ended September 30,
				Percentage
			Dollar	of	Percentage of
			Change	Dollar	Total
	Revenue		2007/	Change	Revenue
	2007	2006	2006	2007/2006	2007	2006
	(dollars in millions)
Revenue
Subscription revenue	$1,687	$1,501	$186	12%	81%	78%
Professional services	188	165	23	14	9	8
Maintenance	156	206	(50)	(24)	7	11
Software fees and other	61	64	(3)	(5)	3	3

Total revenue	$2,092	$1,936	$156	8%	100%	100%

Note — previously reported information has been reclassified to reflect discontinued operations
Total Revenue
As more fully described below, the increase in total revenue for both the three and six-month periods ended September 30, 2007 was primarily due to growth in subscription revenue and professional services revenue. These increases were partly offset by declines in maintenance. Total revenue was favorably impacted by foreign exchange of approximately $29 million and $57 million for the three and six-month periods ended September 30, 2007, respectively.
Subscription Revenue
Subscription revenue represents revenue that was ratably recognized during the period from subscription license agreements that were in effect during the period. Subscription revenue also includes maintenance revenue that is bundled with, and not separately identifiable from, product sales in our subscription license agreements.

For the quarter ended September 30, 2007, subscription revenue associated with sales made directly to our end-user customers, which we define as our direct business, was approximately $779 million compared to approximately $708 million in the comparable prior year quarter. Sales made through our channel partners, which we define as our indirect business, contributed approximately $79 million to subscription revenue compared to $54 million in the comparable prior year period. The increase was primarily attributable to previous growth in our one-tier channel business, as well as the favorable impact from foreign exchange and higher subscription revenue associated with an increase in deferred subscription value from contracts executed in the prior periods.
Subscription revenue for the six-month periods ended September 30, 2007 associated with our direct and indirect businesses contributed approximately $1.53 billion and $155 million, respectively, as compared to $1.40 billion and $100 million, respectively for the comparable prior year period. The increases for the six-month period are attributable to the same factors as those described above for the second quarter.
For the quarters ended September 30, 2007 and 2006, we added new deferred subscription value related to our direct business of $824 million and $498 million, respectively. For the six-month periods ended September 30, 2007 and 2006, we added new deferred subscription value related to our direct business of $1.46 billion and $886 million, respectively. The increase in new deferred subscription value in our direct business was primarily attributable to management’s more disciplined approach to improving yields on enterprise renewals, selling new products that add value to our customers and our efforts to reduce bookings seasonality in our renewal portfolio throughout our fiscal year. We believe that reducing the seasonality of our bookings will help us improve our ability to negotiate with our customers over contract terms. Additionally, new deferred subscription value was affected by an increase in the number, length and dollar amounts of large contracts during the first half of fiscal year 2008, which resulted in an increase in the weighted average contract length. While we continue to expect full year growth in new deferred subscription value, we believe our efforts to reduce its seasonality may result in lower new deferred subscription value during the second half of fiscal year 2008 as compared to the second half of fiscal year 2007. During the second quarter of fiscal year 2008, we renewed sixteen license agreements with contract values in excess of $10 million each, for an aggregate contract value of approximately $334 million. This is compared to the second quarter in the prior fiscal year, when six license agreements were executed with contract values in excess of $10 million each, for an aggregate contract value of approximately $113 million.
With respect to our indirect business, we added new deferred subscription value of $24 million for the second quarter of fiscal year 2008, as compared with $43 million in the comparable prior year period. For the six-month periods ended September 30, 2007 and 2006, we added new deferred subscription value for our indirect business of approximately $72 million and $87 million, respectively. The decline in new deferred subscription value for the indirect business was principally the result of certain channel or “commercial” products being recognized on a perpetual or up-front basis during the second quarter of fiscal year 2008. See the discussion on “Software Fees and Other” for further information on perpetual or up-front revenue.
The weighted average duration of license agreements executed in the second quarter of fiscal years 2008 and 2007 for our direct business was 3.17 and 2.98 years, respectively. Annualized new deferred subscription value represents the annual amount of new deferred subscription value to be recognized as subscription revenue from our direct business in future years based on the weighted average duration of the underlying contracts. It is calculated by dividing the total value of all new term-based software license agreements entered into during a period in our direct business by the weighted average life of all such license agreements recorded during the same period. The annualized new deferred subscription value for the second quarter of fiscal year 2008 increased approximately $93 million, or 56%, as compared with the comparable prior year period, to $260 million.
Professional Services
The increase in professional services revenue for the three and six-month periods ended September 30, 2007 was attributable to professional service engagements relating to product implementations associated with recently acquired products, growth in security software engagements which utilize Access Control and Identity Management solutions, growth in IT Service and Asset Management solutions, and project and portfolio management services tied to Clarity solutions.

Maintenance
Maintenance represents revenue associated with providing customer technical support and access to software fixes and upgrades which is separately identifiable from software usage fees. The decrease in maintenance revenue for the three and six-month periods ended September 30, 2007 was primarily attributable to the increased number of license agreements under our subscription model, where maintenance is bundled with product sales. We are unable to quantify the impact on maintenance revenue from the increase in subscription license agreements.
Software Fees and Other
Software fees and other revenue consists primarily of revenue that is recognized on an up-front basis. This includes revenue generated through transactions with distribution and original equipment manufacturer (OEM) channel partners (sometimes referred to as our “indirect” or “channel” revenue) and certain revenue associated with new or acquired products sold on an up-front or perpetual basis. Also included is financing fee revenue, which results from the discounting to present value of product sales recognized on a perpetual or up-front basis with extended payment terms, as well as revenue from majority owned subsidiaries and other revenue. Revenue recognized on an up-front or perpetual basis results in higher revenue for the period than if the same revenue had been recognized ratably under our subscription model.
With respect to revenue from newly acquired products, where we have established Vendor Specific Objective Evidence (VSOE) of fair value, our practice has been to record revenue initially on the acquired company’s systems, generally under a perpetual or up-front model. Within the first fiscal year after the acquisition, new licenses for such products have historically been executed under our subscription model, which incorporates the right to receive unspecified future software products and, as a result, the associated revenue would be recognized ratably. In fiscal year 2008, we have decided that some new and renewal contracts for newly developed and recently acquired products will be sold, or continue to be sold, on a perpetual or up-front model and will not include the right to unspecified future software products. As such, software license fees from these contracts will continue to be recognized as “Software fees and other.”
Additionally, in the second quarter of fiscal year 2008, we decided that certain channel or “commercial” products sold through two-tier distributors will no longer entitle the customer to receive unspecified future software products. As such, license revenue from these sales where we have established VSOE will be recognized on a perpetual or up-front basis and shall be reflected as “Software fees and other” and maintenance revenue will be deferred and recognized ratably. For the second quarter of fiscal year 2008, revenue from our indirect business was favorably impacted by approximately $12 million due to this change.
The increase in software fees and other revenue for the three months ended September 30, 2007 is principally due to higher revenue from sales of indirect or channel products and was partly offset by lower revenue from acquisitions which had transitioned to our business model. For the six months ended September 30, 2007, the decline in software fees and other was principally due to the transition of acquired product sales to our subscription model, and a decline in financing fees. These declines were partially offset by an increase in sales of indirect products recognized on an up-front basis. For the three and six-month periods ended September 30, 2007, the Company recorded revenue on an up-front basis of approximately $6 million and $11 million, respectively, relating to acquisitions, and $23 million and $31 million, respectively, from the indirect business. For the three and six months ended September 30, 2006, the Company recorded revenue on an up-front basis of approximately $11 million and $17 million, respectively, relating to acquisitions, and $10 million and $20 million, respectively, from the indirect business.

Total Revenue by Geography
The following table presents the revenue earned from the United States and international geographic regions and corresponding percentage changes for the three and six-month periods ended September 30, 2007 and 2006, respectively. These comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended September 30,
	(dollars in millions)
					Dollar	Percentage
	2007	%	2006	%	Change	Change
United States	$559	52%	$527	53%	$32	6%
International	508	48%	460	47%	48	10%

	$1,067	100%	$987	100%	$80	8%

Note — previously reported information has been reclassified to reflect discontinued operations

	Six Months Ended September 30,
	(dollars in millions)
					Dollar	Percentage
	2007	%	2006	%	Change	Change
United States	$1,107	53%	$1,045	54%	$62	6%
International	985	47%	891	46%	94	11%
			[a]aa[a][a][a] [a]
	$2,092	100%	$1,936	100%	$156	8%
			~~~~~~ ~
Note — previously reported information has been reclassified to reflect discontinued operations
Revenue in the United States increased by approximately $32 million, or 6%, and $62 million, or 6%, respectively, for the three and six-month periods ended September 30, 2007 as compared with the prior year comparable periods. The increase was primarily due to growth from acquisitions and higher subscription revenue resulting from subscription licenses executed in prior periods. International revenue increased by approximately $48 million, or 10%, and $94 million, or 11%, respectively for the three and six-month periods ended September 30, 2007, principally due to the favorable impacts from foreign exchange as well as higher subscription revenue associated with an increase in deferred subscription value from contracts executed in prior periods, particularly in EMEA.
As a result of our ratable subscription model, changes in pricing did not have a material impact on revenue in the second quarter or first half of fiscal year 2008 or on the comparable prior fiscal year periods.

Expenses:
The following tables present expenses for the three and six-month periods ended September 30, 2007 and 2006, the period over period dollar change in expenses, the percentage dollar changes, and expenses as a percentage of total revenue. These comparisons of financial results are not necessarily indicative of future results.

	For the Three Months Ended September 30,
				Percentage
			Dollar	of	Percentage of
			Change	Dollar	Total
	Expense		2007/	Change	Revenue
	2007	2006	2006	2007/2006	2007	2006
	(dollars in millions)
Expenses
Amortization of capitalized software costs	$29	$83	$(54)	(65)%	3%	8%
Cost of professional services	88	77	11	14	8	8
Selling, general, and administrative	404	408	(4)	(1)	38	41
Product development and enhancements	174	178	(4)	(2)	16	18
Commissions, royalties and bonuses	88	72	16	22	8	7
Depreciation and amortization of other intangible assets	38	37	1	3	4	4
Other gains, net	(11)	(16)	5	(31)	(1)	(2)
Restructuring and other	13	58	(45)	(78)	1	6
Charge for in-process research and development costs	—	10	(10)	(100)	—	1

Total expenses before interest and income taxes	823	907	(84)	(9)	77	92

Interest expense, net	$13	$12	$1	8%	1%	1%

	For the Six Months Ended September 30,
				Percentage
			Dollar	of	Percentage of
			Change	Dollar	Total
	Expense		2007/	Change	Revenue
	2007	2006	2006	2007/2006	2007	2006
	(dollars in millions)
Expenses
Amortization of capitalized software costs	$58	$188	$(130)	(69)%	3%	10%
Cost of professional services	178	147	31	21	9	8
Selling, general, and administrative	796	837	(41)	(5)	38	43
Product development and enhancements	345	357	(12)	(3)	16	18
Commissions, royalties and bonuses	163	143	20	14	8	7
Depreciation and amortization of other intangible assets	77	71	6	8	4	4
Other gains, net	(5)	(17)	12	(71)	—	(1)
Restructuring and other	25	69	(44)	(64)	1	4
Charge for in-process research and development costs	—	10	(10)	N/A	—	1

Total expenses before interest and income taxes	1,637	1,805	(168)	(9)	78	93

Interest expense, net	$27	$20	$7	35%	1%	1%
Note — amounts may not add to their respective totals due to rounding
Note — previously reported information has been reclassified to reflect discontinued operations

Amortization of Capitalized Software Costs
Amortization of capitalized software costs consists of the amortization of both purchased software and internally generated capitalized software development costs. Internally generated capitalized software development costs relate to new products and significant enhancements to existing software products that have reached the technological feasibility stage. The decline in amortization of capitalized software costs for the three and six-month periods ended September 30, 2007 was principally due to the full amortization of certain capitalized software costs related to prior acquisitions.
Cost of Professional Services
Cost of professional services consists primarily of the personnel-related costs associated with providing professional services and training to customers. Cost of professional services for the three and six-month periods ended September 30, 2007 increased principally due to the increase in professional services revenue and higher usage of external consultants, which also resulted in reduced margins from the professional services business.
Selling, General and Administrative (SG&A)
The decline in SG&A for the three-month period ended September 30, 2007, was primarily attributable to lower selling and promotion costs of approximately $19 million, principally as a result of lower advertising costs, and lower personnel related costs of $7 million. Personnel related costs declined primarily as a result of savings realized in connection with headcount reductions under the fiscal 2007 cost reduction and restructuring plan (the Fiscal 2007 Plan). Partially offsetting these declines was an increase in the provision for bad debts of approximately $15 million principally due to amounts deemed uncollectible from professional service accounts receivable. SG&A was adversely impacted by approximately $16 million related to foreign currency translation as compared to the prior year period.
The decline in SG&A for the six months ended September 30, 2007 was primarily attributable to lower personnel related costs of approximately $20 million and lower selling and promotion costs of approximately $22 million, principally due to the same reasons noted above. Additionally, fees from professional service providers declined approximately $15 million due to reduced external annual audit fees and non-capitalizable enterprise resource planning (ERP) system costs, as more consulting services were required in the comparable prior period for our ERP implementation in North America. Partially offsetting the declines was an increase in office expenses of approximately $7 million and an increase in the provision for bad debts of approximately $14 million principally due to amounts deemed uncollectible from professional service accounts receivable. The increase in office expenses was due to higher rent expense associated with the sale-leaseback of certain facilities, including our Islandia headquarters. SG&A was adversely impacted by approximately $32 million related to foreign currency translation as compared to the prior year period.
Product Development and Enhancements
For the quarters ended September 30, 2007 and 2006, product development and enhancement expenditures, which include product support and maintenance costs, represented approximately 16% and18%, of total revenue in each year, respectively. During the second quarter of fiscal year 2008, we continued to focus on and invest in product development and enhancements for emerging technologies and products from our recent acquisitions, as well as a broadening of our enterprise product offerings.
Product development and enhancement expenditures for the six-month period ended September 30, 2007 and 2006 represented approximately 16% and 18% of total revenue, respectively, for each year.

Commissions, Royalties and Bonuses
The increase for the quarter ended September 30, 2007 in commissions, royalties and bonuses was primarily due to higher sales commissions of approximately $10 million. Sales commissions are expensed in the period in which they are earned by employees, which is typically upon the signing of a contract. Bonuses are typically estimated and accrued based on projections of full year performance. For the second quarter of fiscal year 2008, accrued annual bonuses were approximately $4 million higher than for the comparable prior fiscal year period.
The increase for the six-month period ended September 30, 2007 was primarily due to higher sales commissions of approximately $11 million. Bonuses and royalties increased approximately $4 million each over the comparable prior year period.
Depreciation and Amortization of Other Intangible Assets
The increase in depreciation and amortization of other intangible assets for the three and six-month periods ended September 30, 2007 was primarily due to the amortization of intangibles recognized in conjunction with recent acquisitions and costs capitalized in connection with our continued investment in the ERP system.
Other gains, net
Other gains, net, include gains and losses attributable to divested assets, certain foreign currency exchange rate fluctuations, and certain other infrequent events. For the three and six-month periods ended September 30, 2007, we recorded foreign exchange gains of approximately $12 million and $18 million, respectively. Additionally, we incurred expenses associated with litigation claims for the three and six-month periods ended September 30, 2007 of approximately $1 million and $13 million, respectively. In the second quarter of fiscal year 2007, we recognized a gain of approximately $14 million associated with the sale of marketable securities.
Restructuring and Other
For the first half of fiscal year 2008, we recorded restructuring charges of approximately $18 million for severance and other termination benefits and facility closures principally related to the Fiscal 2007 Plan. Approximately $11 million of these charges were recorded in the second quarter of fiscal year 2008. The total cost of the Fiscal 2007 Plan is currently expected to be approximately $200 million, most of which is expected to be recognized by the end of fiscal year 2008. The Fiscal 2007 Plan’s objectives include a workforce reduction, global facilities consolidations and other cost reduction initiatives. Cumulatively under the plan, we have incurred approximately $165 million of expenses, of which approximately $80 million remains unpaid at September 30, 2007. The severance portion of the remaining liability balance is included in the “Salaries, wages and commissions” line on the Consolidated Condensed Balance Sheets. The facilities portion of the remaining liability balance is included in “Accrued expenses and other current liabilities” on the Consolidated Condensed Balance Sheets. Final payment of these amounts is dependent upon settlement with the works councils in certain international locations and our ability to negotiate lease terminations.

During the first six months of fiscal year 2008 we incurred approximately $2 million in legal fees in connection with matters under review by the Special Litigation Committee, composed of independent members of the Board of Directors. Approximately $1 million of these charges was recorded in the second quarter of fiscal year 2008. In the second quarter of fiscal year 2008, we recorded an impairment charge of approximately $1 million for a product that was discontinued. During the first six months of fiscal year 2008 we recorded an approximate $4 million loss related to the sale of an investment in marketable securities associated with the closure of an international location.
Interest Expense, net
The increase in interest expense, net, for the three and six-month periods ended September 30, 2007 was primarily due to an increase in the average debt outstanding related to our borrowings under the credit facility associated with our $1 billion tender offer completed in September 2006. Refer to the “Liquidity and Capital Resources” section of this MD&A for additional information.
Income Taxes
Income tax expense for the three and six-month periods ended September 30, 2007 was $94 million and $162 million, respectively, compared to the three and six-month periods ended September 30, 2006 of $14 million and $22 million, respectively. For the three and six-month periods ended September 30, 2007, the tax provision included a charge of approximately $11 million resulting from the reconciliation of certain prior year international tax provisions with the prior year corporate tax filings and also included an $11 million charge associated with certain corporate tax rate reductions enacted in various foreign tax jurisdiction during the quarter and the resulting impact on net deferred tax assets. For the three-month period ended September 30, 2006, the tax provision included a net benefit of approximately $10 million, primarily arising from the resolution of certain state and international tax contingencies. For the six-month period ending September 30, 2006, the tax provision included a net benefit of approximately $17 million, primarily arising from the resolution of certain international and U.S. tax contingencies.
On April 1, 2007, we adopted “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which prescribes a comprehensive model for financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. As a result of adopting FIN 48, there was an increase to retained earnings of approximately $11 million and a corresponding decrease to tax liabilities.
LIQUIDITY AND CAPITAL RESOURCES
Our cash balances, including cash equivalents and marketable securities, are held in numerous locations throughout the world, with approximately 66% residing outside the United States at September 30, 2007. Cash and cash equivalents totaled approximately $1.89 billion at September 30, 2007, representing a decline of $387 million from the March 31, 2007 balance of approximately $2.28 billion. The primary reason for the decline was the $500 million Accelerated Share Repurchase program executed in June 2007. See “Liquidity and Capital Resources”, Share repurchases, Stock Option Exercises and Dividends, for additional information.
Sources and Uses of Cash
Cash provided by (used in) continuing operating activities was $180 million and $(40) million for the six-month periods ended September 30, 2007 and 2006, respectively. Cash provided by or used in operating activities is impacted by the timing and amount of customer receipts, vendor disbursements, payroll and tax payments. For the six-month period ended September 30, 2007, accounts receivable, net of changes in the allowance for doubtful accounts, deferred subscription and maintenance revenue and financing obligations, increased approximately $36 million, compared to an increase in the comparable prior year period of approximately $58 million. For the six-month period ended September 30, 2007, accounts payable, accrued expenses and other liabilities declined approximately $60 million compared to a decline in the comparable prior year period of approximately $94 million. Accounts payable declined more significantly in the prior fiscal year principally as a result of management’s determination that its payable cycle had exceeded an optimal level and that the accounts payable balance should be reduced. We do not expect a significant impact on future cash flows from further changes in the accounts payable cycle.
Under our subscription licenses, customers generally make installment payments over the term of the agreement for the right to use our software products and receive product support, software fixes and new products when available. The timing and actual amounts of cash received from committed customer installment payments under any specific license agreement can be impacted by several factors, including the time value of money and the customer’s credit rating. Often, the amount received is the result of direct negotiations with the customer when establishing pricing and payment terms. In certain instances the customer negotiates a price for a single up-front installment payment and seeks its own internal or external financing sources. In other instances, we may assist the customer by arranging financing on their behalf through a third party financial institution. Although the terms and conditions of the financing arrangement have been negotiated by us with the financial institution, the decision of whether to enter into these types of financing arrangements remains at the customer’s discretion. Alternatively, we may decide to transfer our rights and title to the future committed installment payments due under the license agreement to a third party financial institution in exchange for a cash payment. In these instances, the license agreements signed by the customer may contain provisions that allow for the assignment of our financial interest without customer consent. Once transferred, the future committed installments are payable by the customer to the third party financial institution. Whether the future committed installments have been financed directly by the customer with our assistance or by the transfer of our rights and title to future committed installments to a third party financial institution, such financing agreements may contain limited recourse provisions with respect to our continued performance under the license agreements. Based on our historical experience, we believe that any liability which may be incurred as a result of these limited recourse provisions will be immaterial.
Deferred subscription revenue (collected) and Financing obligations (collected) represent the amount of cash received from subscription license agreements in advance of revenue recognition. Included in these lines are amounts received as a result of single installments for the entire contract value, or a substantial portion of the contract value, rather than being invoiced and collected over the term of the license agreement. Amounts received in the current period that are attributable to later years of a license agreement from either a customer or third party financing institution have a positive impact in the current period on billings and cash provided by continuing operating activities. Accordingly, to the extent such collections are attributable to the later years of a license agreement, billings and cash provided by operating activities during the license’s later years will be lower than if the payments were collected as installment payments over the license term.
The aggregate balance of Deferred subscription revenue (collected), current and noncurrent, declined approximately $192 million, or 8%, to $2.11 billion at September 30, 2007, while Financing obligations (collected), current and noncurrent, decreased approximately $8 million to approximately $94 million as of September 30, 2007. We are unable to quantify the incremental amount of cash received from single installments above what would otherwise been received if the installments were billed over the respective terms of the agreements. We are also unable to predict the amount of cash to be collected from single installments for the entire contract value, or a substantial portion of the contract value, under new or renewed license agreements to be executed in future periods.
For the second quarter of fiscal year 2008, gross receipts related to single installments for the entire contract value, or a substantial portion of the contract value, were approximately $129 million, as compared to approximately $98 million in the comparable prior year period. The increase was principally due to an increase in the aggregate amount of single installment contracts executed and billed within the quarter. Included in the collections from single installments for the second quarter of fiscal year 2008 were transactions financed through third parties of approximately $48 million and receipts from the transfer of our financial interest in committed payments to a third party financial institution of approximately $14 million. For the second quarter of fiscal year 2008, three customers each represented more than 20% of the gross receipts from single installment payments.
For the six-month period ended September 30, 2007, gross receipts related to single installments for the entire contract value, or a substantial portion of the contract value, were approximately $246 million, as compared to approximately $209 million in the comparable prior year period. The $37 million increase was principally due to an increase in the aggregate amount of single installment contracts executed and billed within the current fiscal year which resulted in higher collections of approximately $121 million. This was substantially offset by lower collections from single installment contracts billed in the prior fiscal year which declined approximately $83 million, to approximately $7 million in fiscal year 2008. Included within the collections from single installments for the second quarter of fiscal year 2008 were transactions financed through third parties of approximately $130 million and receipts from the transfer of our financial interest in committed payments to a third party financial institution of approximately $14 million. For the six-month period ended September 30, 2007, one customer represented more than 20% of the gross receipts from single installment payments.
In any quarter, we may receive payments in advance of the contractually committed date on which the payments were otherwise due. In limited circumstances, we may offer discounts to customers to ensure payment in the current period of invoices which are due, but which might not otherwise be paid until a subsequent period because of payment terms or other factors. Any such discounts offered in the second quarter of fiscal year 2008 were not significant.
Our estimate of the fair value of net installment accounts receivable recorded under our prior business model approximates carrying value. Amounts due from customers under our subscription model are offset by deferred subscription value related to these license agreements, leaving no or minimal net carrying value on the balance sheet for such amounts. The fair value of such amounts may exceed this carrying value but cannot be practically assessed since there is no existing market for a pool of customer receivables with contractual commitments similar to those owned by us. The actual fair value may not be known until these amounts are sold, securitized or collected. Although these customer license agreements commit the customer to payment under a fixed schedule, the agreements are considered executory in nature due to our ongoing commitment to provide unspecified future products as part of the agreement terms.
We can estimate the total amounts to be billed or collected at the conclusion of a reporting period. Amounts we expect to bill within the next twelve months at September 30, 2007 increased by approximately $118 million to approximately $1.79 billion from the end of the prior fiscal year. Amounts we expect to bill beyond the next 12 months increased by approximately $126 million to $1.84 billion. The estimated amounts expected to be collected and a reconciliation of such amounts to the amounts we recorded as accounts receivable are as follows:
Reconciliation of Amounts to be Collected to Accounts Receivable
Current:

	September 30,	March 31,
	2007	2007
	(in millions)
Accounts receivable	$526	$779
Other receivables	84	101
Amounts to be billed within the next 12 months — business model	1,684	1,525
Amounts to be billed within the next 12 months — prior business model	105	146
Less: allowance for doubtful accounts	(44)	(32)

Net amounts expected to be collected — current	2,355	2,519

Less:
Unamortized discounts	(28)	(32)
Unearned maintenance	(1)	(1)
Deferred subscription revenue — current, billed	(386)	(518)
Deferred subscription value — current, uncollected	(825)	(362)
Deferred subscription value — noncurrent, uncollected, related to current accounts receivable	(859)	(1,163)

Trade and installment accounts receivable — current, net	$256	$443

	September 30,	March 31,
	2007	2007
	(in millions)
Noncurrent:
Amounts to be billed beyond the next 12 months — business model	$1,537	$1,358
Amounts to be billed beyond the next 12 months — prior business model	304	357
Less: allowance for doubtful accounts	(2)	(5)

Net amounts expected to be collected — noncurrent	1,839	1,710

Less:
Unamortized discounts	(12)	(18)
Unearned maintenance	(4)	(3)
Deferred subscription value — noncurrent, uncollected	(1,537)	(1,358)

Installment accounts receivable — noncurrent, net	286	331

Total accounts receivable, net	$542	$774

Deferred Subscription Value:

	September 30,	March 31,
	2007	2007
	(in millions)
Deferred subscription revenue (collected) — current	$1,599	$1,802
Deferred subscription revenue (collected) — noncurrent	506	495
Deferred subscription revenue current, billed	386	518
Deferred subscription value — current, uncollected	825	362
Deferred subscription value — noncurrent, uncollected, related to current accounts receivable	859	1,163
Deferred subscription value — noncurrent, uncollected	1,537	1,358
Financing obligation (collected) — current	51	63
Financing obligations (collected) — noncurrent	43	39

Aggregate deferred subscription value balance	$5,806	$5,800

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
First Six Months Comparison — Fiscal Year 2008 versus Fiscal Year 2007
Operating Activities:
Cash provided by operating activities for the first six months of fiscal year 2008 was $180 million, representing an improvement of approximately $220 million as compared to the comparable prior year period. The primary reasons for the improvement were higher cash collections from customers of approximately $127 million and lower disbursements to vendors and lower payroll related disbursements of approximately $113 million. Partially offsetting the above were higher disbursements for restructuring of approximately $15 million and disbursements to settle intellectual property claims asserted in an arbitration dispute of approximately $16 million during the first quarter of fiscal year 2008.
Investing Activities:
Cash used in investing activities for the first six months of fiscal year 2008 was $116 million as compared to $35 million for the comparable prior year period. The primary drivers were lower proceeds on the sale of assets of $190 million, principally due to the sale-leaseback of the Company’s corporate headquarters in the second quarter of fiscal year 2007 for approximately $201 million, and lower net proceeds from the sale of marketable securities of $47 million. Partially offsetting the above were lower disbursements for acquisitions, net of cash acquired, of approximately $146 million.

Financing Activities:
Cash used in financing activities for the first six months of fiscal year 2008 was $537 million compared to $489 million in the comparable prior year period. For the first six months of fiscal year 2008, the Company repurchased approximately $500 million of its own common stock, as compared to $1.21 billion in the comparable prior year period. Partially offsetting the share repurchases in fiscal year 2007 was an increase in borrowings of approximately $751 million.
Second Quarter Comparison — Fiscal Year 2008 versus Fiscal Year 2007
Operating Activities:
Cash provided by operating activities for the second quarter of fiscal year 2008 was $193 million, representing an improvement of approximately $187 million as compared to the comparable prior year period. The primary reasons for the improvement were higher receipts from customers of $141 million and lower disbursements to vendors and lower payroll related disbursements of approximately $50 million. In addition, there were higher cash payments for taxes and interest, net of receipts, of $7 million and $3 million, respectively.
Investing Activities:
Cash used in investing activities for the second quarter of fiscal year 2008 was $73 million as compared to cash provided from investing activities of $112 million for the comparable prior year period. The decline was primarily a result of the cash proceeds received during the second quarter of fiscal year 2007 associated with the sale-leaseback of our corporate headquarters in Islandia, New York for approximately $201 million and lower proceeds from the sale of marketable securities of approximately $31 million. Partially offsetting the above were lower disbursements for acquisitions, net of cash acquired of approximately $67 million.
Financing Activities:
Cash used in financing activities for the second quarter of fiscal year 2008 was $21 million compared to $315 million in the comparable prior year period. The decrease is principally due to lower purchases of treasury stock (common stock) as we executed a $1 billion tender offer for the repurchase of shares of our common stock in the second quarter of fiscal year 2007. This amount was partially offset by the proceeds from borrowings of $750 million used to partially fund repurchases in the prior year.
Debt Arrangements
As of September 30, 2007 and March 31, 2007, our debt arrangements consisted of the following:

	September 30, 2007		March 31, 2007
	Maximum	Outstanding	Maximum	Outstanding
	Available	Balance	Available	Balance
	(in millions)
Debt Arrangements:
2004 Revolving Credit Facility (terminated in August 2007)	$—	$—	$1,000	$750
2008 Revolving Credit Facility (expires August 2012)	1,000	750	—	—
6.500% Senior Notes due April 2008	—	350	—	350
4.750% Senior Notes due December 2009	—	500	—	500
1.625% Convertible Senior Notes due December 2009	—	460	—	460
5.625% Senior Notes due December 2014	—	500	—	500
International line of credit	25	—	20	—
Capital lease obligations and other	—	18	—	23

Total		$2,578		$2,583

Our debt arrangements at September 30, 2007 remain unchanged from March 31, 2007, except as follows:
2008 Revolving Credit Facility
In August 2007, we entered into an unsecured revolving credit facility (the 2008 Revolving Credit Facility). The maximum committed amount available under the 2008 Revolving Credit Facility is $1 billion, exclusive of incremental credit increases of up to an additional $500 million which are available subject to certain conditions and the agreement of our lenders. The 2008 Revolving Credit Facility replaces the prior $1.0 billion revolving credit facility (the 2004 Revolving Credit Facility) that was due to expire on

December 2, 2008. The 2004 Revolving Credit Facility was terminated effective August 29, 2007, at which time outstanding borrowings of $750 million were repaid and simultaneously re-borrowed under the 2008 Revolving Credit Facility. The 2008 Revolving Credit Facility expires August 29, 2012. As of September 30, 2007, $750 million was outstanding under the 2008 Revolving Credit Facility.
Borrowings under the 2008 Revolving Credit Facility bear interest at a rate dependent on our credit ratings at the time of such borrowings and are calculated according to a base rate or a Eurocurrency rate, as the case may be, plus an applicable margin and utilization fee. The applicable margin for a base rate borrowing is 0.0% and, depending on our credit rating, the applicable margin for a Eurocurrency borrowing ranges from 0.27% to 0.875%. Also depending on our credit rating at the time of the borrowing, the utilization fee can range from 0.10% to 0.125%, for borrowings over 50% of the total commitment. At our current credit ratings as of November 2007, the applicable margin is 0% for a base rate borrowing and 0.60% for a Eurocurrency borrowing, and the utilization fee is 0.125%. Our current borrowings rate for November 2007 is 5.52%. In addition, we must pay facility commitment fees quarterly at rates dependent on our credit ratings. The facility commitment fees can range from 0.08% to 0.375% of the final allocated amount of each Lender’s full revolving credit commitment (without taking into account any outstanding borrowings under such commitments). Based on our current credit ratings as of November 2007, the facility commitment fee is 0.15% of the $1 billion committed amount.
The 2008 Revolving Credit Facility contains customary covenants for transactions of this type, including two financial covenants: (i) for the 12 months ending each quarter-end, the ratio of consolidated debt for borrowed money to consolidated cash flow, each as defined in the 2008 Revolving Credit Facility, must not exceed 4.00 to 1.00; and (ii) for the 12 months ending each quarter-end, the ratio of consolidated cash flow to the sum of interest payable on, and amortization of debt discount in respect of, all consolidated debt for borrowed money, as defined in the 2008 Revolving Credit Facility, must not be less than 5.00 to 1.00. In addition, as a condition precedent to each borrowing made under the 2008 Revolving Credit Facility, as of the date of such borrowing, (i) no event of default shall have occurred and be continuing and (ii) we are to reaffirm that the representations and warranties we made in the 2008 Revolving Credit Facility (other than the representation with respect to material adverse changes, but including the representation regarding the absence of certain material litigation) are correct. As of September 30, 2007 we are in compliance with these debt covenants.
In September 2006, we drew down $750 million on the 2004 Revolving Credit Facility in order to finance a portion of the $1 billion tender offer, which is further described in the “Stock repurchase” section of Note 1 — “Significant Accounting Policies” in our 2007 Annual Report on Form 10-K.
International Line of Credit
An unsecured and uncommitted multi-currency line of credit is available to meet short-term working capital needs for our subsidiaries operating outside the United States. The line of credit is available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of September 30, 2007, the amount available under this line totaled approximately $25 million and approximately $3 million was pledged in support of bank guarantees. Amounts drawn under these facilities as of September 30, 2007 were minimal.
In addition to the above facility, we use guarantees and letters of credit issued by financial institutions to guarantee performance on certain contracts. At September 30, 2007, none of these arrangements had been drawn down by third parties.
For further information concerning our debt arrangements, refer to our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.
Other Matters
At September 30, 2007, our senior unsecured notes were rated Ba1, BB, and BB+ by Moody’s Investor Service (Moody’s), Standard and Poor’s (S&P) and Fitch Ratings (Fitch), respectively. The outlook on these unsecured notes was negative by Moody’s and Fitch, and was stable by S&P. As of November 2007, our rating and outlook remained unchanged. Peak borrowings under all debt facilities for the second quarter of fiscal year 2008 totaled approximately $2.6 billion, with a weighted average interest rate of 5.3%.
Our capital resource requirements as of September 30, 2007 consisted of lease obligations for office space, equipment, mortgage and loan obligations, our ERP implementation, and amounts due as a result of product and company acquisitions.
It is expected that existing cash, cash equivalents, marketable securities, the availability of borrowings under existing and renewable credit lines, and cash expected to be provided from operations will be sufficient to meet ongoing cash requirements. We expect our long-standing history of providing extended payment terms to our customers to continue.
We expect to use existing cash balances and future cash generated from operations to fund financing activities such as the repayment of our debt balances as they mature, the payment of dividends, and the potential repurchase of shares of common stock in accordance with plans approved by our Board of Directors. Cash generated will also be used for investing activities such as future acquisitions as well as additional capital spending, including our continued investment in our ERP implementation.
Effect of Exchange Rate Changes
There was a $86 million favorable impact to our cash balance in the first six months of fiscal year 2008 which was predominantly due to the weakening of the U.S. dollar against the British pound and the euro of approximately 4% and 7%, respectively, and higher international cash balances in the second quarter of fiscal year 2008 as compared to the prior year comparable period. This is compared to a favorable cash impact of approximately $28 million in the comparable prior period, which was also due to the weakening of the U.S. dollar against the British pound and the euro of approximately 8% and 5%, respectively.
Share Repurchases, Stock Option Exercises and Dividends
In June 2007, we entered into an Accelerated Share Repurchase program (ASR) with a third-party financial institution and paid $500 million to repurchase our common stock. The purchase price per share of the common stock repurchased through the ASR will be determined and adjusted based on a discount to the volume-weighted average price of the Company’s common stock during a period following the execution of the ASR agreement, subject to a maximum price per share. The number of shares repurchased pursuant to the ASR will be determined based on such adjusted price. For the second quarter of fiscal year 2008, we did not purchase any shares under the ASR. For the first quarter of fiscal year 2008, we purchased approximately 16.9 million shares under the ASR, although depending on the average price of CA shares over the life of the program, we could receive additional shares at no additional cost when the program is concluded. The ASR is expected to be completed by the third quarter of fiscal year 2008.
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
The following is a summary of the critical accounting policies for which estimates were updated as of September 30, 2007.
Revenue Recognition
We generate revenue from the following primary sources: (1) licensing software products; (2) providing customer technical support (referred to as maintenance); and (3) providing professional services, such as consulting and education. Revenue is recorded net of applicable sales taxes.

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
Under our subscription model, implemented in October 2000, software license agreements typically combine the right to use specified software products, the right to maintenance, and the right to receive and use unspecified future software products for no additional fee during the term of the agreement. Under these subscription licenses, once all four of the above noted revenue recognition criteria are met, we are required under generally accepted accounting principles to recognize revenue ratably over the term of the license agreement.
For license agreements signed prior to October 2000, once all four of the above noted revenue recognition criteria were met, software license fees were recognized as revenue generally when the software was delivered to the customer, or “up-front” (as the contracts did not include a right to unspecified software products), and the maintenance fees were deferred and subsequently recognized as revenue over the term of the license. Under our current business model, a relatively small percentage of our revenue from software licenses is recognized on an up-front or perpetual basis, subject to meeting the same revenue recognition criteria in accordance with SOP 97-2 as described above. Software fees from such licenses are recognized up-front and are reported in the “Software fees and other” line of the Consolidated Condensed Statements of Operations. Maintenance fees from such licenses are recognized ratably over the term of the license and are recorded on the “Maintenance” line item in the Consolidated Condensed Statements of Operations. License agreements whose software fees are recognized up-front do not include the right to receive unspecified future software products. However, in the event such license agreements are executed within close proximity or in contemplation of other license agreements with the same customer that are signed under our subscription model, the licenses together may be deemed a single multi-element agreement, and all such revenue is required to be recognized ratably and is recorded as “Subscription revenue” in the Consolidated Condensed Statement of Operations.
Since we implemented our subscription model in October 2000, our practice with respect to newly acquired products with established VSOE of fair value has been to record revenue initially on the acquired company’s systems, generally under a perpetual or up-front model; and, starting within the first fiscal year after the acquisition, to enter new licenses for such products under our subscription model, following which revenue is recognized ratably and recorded as subscription revenue. In some instances, we sell some newly developed and recently acquired products on a perpetual or up-front model. The software license fees from these contracts are recorded on an up-front basis as “Software fees and other”. Selling such licenses under an up-front model may result in higher total revenue in a reporting period than if such licenses were based on our subscription model and the associated revenue recognized ratably.
Maintenance revenue is derived from two primary sources: (1) the maintenance portion of combined license and maintenance agreements recorded under the prior business model or newly developed and recently acquired products sold on a perpetual or up-front model; and (2) stand-alone maintenance agreements. Maintenance revenue from these types of agreements is recognized on the “Maintenance” line item of the Consolidated Condensed Statement of Operations over the term of the renewal agreement.
Under the prior business model, maintenance and license fees were generally combined into a single license agreement. The maintenance portion was deferred and amortized into revenue over the initial license agreement term. Some of these license agreements have not reached the end of their initial terms and, therefore, continue to amortize. This amortization is recorded on the “Maintenance” line item in the Consolidated Condensed Statements of Operations. The deferred maintenance portion was determined using its fair value based on annual, fixed maintenance renewal rates stated in the agreement. For license agreements entered into under our subscription model, maintenance and license fees continue to be combined; however, the maintenance is inclusive for the entire term. We report such combined fees on the “Subscription revenue” line item in the Consolidated Condensed Statements of Operations.
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
The allowance is composed of two components: (a) specifically identified receivables that are reviewed for impairment when, based on current information, we do not expect to collect the full amount due from the customer; and (b) an allowance for losses inherent in the remaining receivable portfolio-based historical activity.
Under our subscription model, amounts due from customers are offset by deferred subscription value (unearned revenue) related to these amounts, resulting in little or no net carrying value on the balance sheet. Therefore, a smaller allowance for doubtful accounts is required.

Income Taxes
When we prepare our consolidated condensed financial statements, we estimate our income taxes in each jurisdiction in which we operate. On April 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). Among other things FIN 48 prescribes a “more-likely-than-not” threshold for the recognition and derecognition of tax positions, provides guidance on the accounting for interest and penalties relating to tax positions and requires that the cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings or other appropriate components of equity or net assets in the statement of financial position.
FIN 48, in conjunction with SFAS No. 109, “Accounting for Income Taxes”, requires us to estimate our actual current tax liability in each jurisdiction; estimate differences resulting from differing treatment of items for financial statement purposes versus tax return purposes (known as “temporary differences”), which result in deferred tax assets and liabilities; and assess the likelihood that our deferred tax assets and net operating losses will be recovered from future taxable income. If we believe that recovery is not likely, we establish a valuation allowance. We have recognized as a deferred tax asset a portion of the tax benefits connected with losses related to operations. As of September 30, 2007, our gross deferred tax assets, net of a valuation allowance, totaled $753 million. Realization of these deferred tax assets assumes that we will be able to generate sufficient future taxable income so that these assets will be realized. The factors that we consider in assessing the likelihood of realization include the forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets.
Deferred tax assets result from acquisition expenses, such as duplicate facility costs, employee severance and other costs that are not deductible until paid, net operating losses (NOLs) and temporary differences between the taxable cash payments received from customers and the ratable recognition of revenue in accordance with GAAP. The NOLs expire between fiscal years 2008 and 2027. Additionally, approximately $61 million of the valuation allowance at September 30, 2007 and March 31, 2007 is attributable to acquired NOLs which are subject to annual limitations under IRS Code Section 382. Future results may vary from these estimates.
Goodwill, Capitalized Software Products, and Other Intangible Assets
SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), requires an impairment-only approach to accounting for goodwill and other intangibles with an indefinite life. Absent any prior indicators of impairment, we perform an annual impairment analysis during the fourth quarter of our fiscal year.
The SFAS No. 142 goodwill impairment model is a two-step process. The first step is used to identify potential impairment by comparing the fair value of a reporting unit with its net book value (or carrying amount), including goodwill. If the fair value exceeds the carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination; that is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.
Determining the fair value of a reporting unit under the first step of the goodwill impairment test, and determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test, is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flow and are based on our best estimates of future revenue and operating costs and general market conditions. These estimates are subject to review and approval by senior management. This approach uses significant assumptions, including projected future cash flow, the discount rate reflecting the risk inherent in future cash flow, and a terminal growth rate. There was no impairment charge recorded with respect to goodwill for the first half of fiscal year 2008.
The carrying value of capitalized software products, for both purchased software and internally developed software, and other intangible assets, are reviewed on a regular basis for the existence of internal and external facts or circumstances that may suggest impairment. The facts and circumstances considered include an assessment of the net realizable value for capitalized software products and the future recoverability of cost for other intangible assets as of the balance sheet date. It is not possible for us to predict the likelihood of any possible future impairments or, if such an impairment were to occur, the magnitude thereof.
Intangible assets with finite useful lives are subject to amortization over the expected period of economic benefit to the Company. We evaluate the remaining useful lives of intangible assets to determine whether events or circumstances have occurred that warrant a revision to the remaining period of amortization. In cases where a revision to the remaining period of amortization is deemed appropriate, the remaining carrying amounts of the intangible assets are amortized over the revised remaining useful life.
Accounting for Business Combinations
The allocation of the purchase price for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired, including in-process research and development, and liabilities assumed based on their respective fair values.
Product Development and Enhancements
We account for product development and enhancements in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” SFAS No. 86 specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established and assumptions are used that reflect our best estimates. If other assumptions had been used in the current period to estimate technological feasibility, the reported product development and enhancement expense could have been impacted. Annual amortization of capitalized software costs is the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life of the software product, generally estimated to be five years from the date the product became available for general release to customers. The Company amortized capitalized software costs using the straight-line method in fiscal year 2007 and through the second quarter of fiscal year 2008, as anticipated future revenue is projected to increase for several years considering the Company is continuously integrating current software technology into new software products.
Accounting for Stock-Based Compensation
We currently maintain several stock-based compensation plans. We use the Black-Scholes option-pricing model to compute the estimated fair value of certain stock-based awards. The Black-Scholes model includes assumptions regarding dividend yields, expected volatility, expected lives, and risk-free interest rates. These assumptions reflect our best estimates, but these items involve uncertainties based on market and other conditions outside of our control. As a result, if other assumptions had been used, stock-based compensation expense could have been materially impacted. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in future years.
As described in Note D, “Accounting for Share-Based Compensation,” in the Notes to the Consolidated Condensed Financial Statements, performance share units (PSUs) are awards under the long-term incentive programs for senior executives where the number of shares or restricted shares, as applicable, ultimately received by the employee depends on Company performance measured against specified targets and will be determined after a three-year or one-year period as applicable. The fair value of each award is estimated on the date that the performance targets are established based on the fair value of our stock and our estimate of the level of achievement of our performance targets. We are required to recalculate the fair value of issued PSUs each reporting period until the underlying shares are granted. The adjustment is based on the quoted market price of our stock on the reporting period date. Each quarter, we compare the actual performance we expect to achieve with the performance targets.
Legal Contingencies
We are currently involved in various legal proceedings and claims. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any legal proceeding or claim is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of the probability of a loss and the determination as to whether the amount of loss is reasonably estimable. Due to the uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending litigation and claims, and may revise our estimates. Such revisions could have a material impact on our results of operations and financial condition. Refer to Note J, “Commitments and Contingencies”, in the Notes to the Consolidated Condensed Financial Statements for a description of our material legal proceedings.
New Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact of this standard on our Consolidated Condensed Financial Statements.
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

Item 3:
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
We are exposed to a variety of risks, including foreign currency exchange rate fluctuations and changes in the market value of our investments. In the normal course of business, we employ established policies and procedures to manage these risks including the use of derivative instruments. There have been no material changes in our foreign exchange risk management strategy or our portfolio management strategy subsequent to March 31, 2007; therefore, the risk profile of our market risk sensitive instruments remains substantially unchanged from the description in our Annual Report on Form 10-K for fiscal year 2007.
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
As previously disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2006, the Company began the migration of certain financial and sales processing systems to an enterprise resource planning (ERP) system at its North American operations in fiscal year 2007. This change in information system platform for the Company’s financial and operational systems is part of its on-going project to implement ERP at the Company’s facilities worldwide. Additional changes are planned for fiscal year 2008 and the Company will continue to monitor and test the system as part of management’s annual evaluation of internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
On April 9, 2007, the Company filed a complaint in the United States District Court for the Eastern District of New York against Rocket Software, Inc. (“Rocket”). On August 1, 2007, the Company filed an amended complaint alleging that Rocket stole intellectual property associated with a number of the Company’s key database management software products. The amended complaint includes causes of action for copyright infringement, misappropriation of trade secrets, unfair competition, and unjust enrichment/restitution. In the amended complaint, CA seeks damages of at least $200 million for Rocket’s alleged theft and misappropriation of CA’s intellectual property, as well an injunction preventing Rocket from continuing to distribute its database management software products. The Company can make no prediction as to the outcome of this litigation including with respect to amounts awarded if the Company prevails.
Refer to Note J, “Commitments and Contingencies”, in the Notes to the Consolidated Condensed Financial Statements for information regarding certain other legal proceedings.
Item 1A. RISK FACTORS
Current and potential stockholders should consider carefully the risks factors described in more detail in our Annual Report on Form 10-K (“2007 Form 10-K”) for the fiscal year ended March 31, 2007. We believe that as of September 30, 2007, there has been no material change to this information. Any of these factors, or others, many of which are beyond our control, could negatively affect our revenue, profitability and cash flow.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no purchases of treasury stock during the second quarter of fiscal year 2008.
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
The remaining authority under the previously authorized plan to repurchase up to $2 billion shares of common stock has expired. Any potential future repurchases will be considered by us in the normal course of business.

Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The annual meeting of stockholders was held on August 22, 2007.

(b)	The stockholders elected the following directors for the ensuing year:

Raymond J. Bromark	Lewis S. Ranieri
Alfonse M. D’Amato	Walter P. Schuetze
Gary J. Fernandes	John A. Swainson
Robert E. La Blanc	Laura S. Unger
Christopher B. Lofgren	Ron Zambonini
Jay W. Lorsch
William E. McCracken
(c)(i) A separate tabulation with respect to each nominee is as follows:

Name	FOR	AGAINST	ABSTAIN
Raymond J. Bromark	462,551,647	4,249,203	2,435,120
Alfonse M. D’Amato	403,143,683	52,490,993	13,601,294
Gary J. Fernandes	447,357,586	8,237,708	13,640,676
Robert E. La Blanc	448,822,111	6,843,427	13,570,432
Christopher B. Lofgren	449,152,124	6,499,789	13,584,057
Jay W. Lorsch	434,189,981	21,420,081	13,625,908
William E. McCracken	448,205,640	7,427,002	13,603,328
Lewis S. Ranieri	446,227,569	9,420,856	13,587,545
Walter P. Schuetze	448,783,446	6,877,645	13,574,879
John A. Swainson	449,118,843	6,594,404	13,522,723
Laura S. Unger	449,186,322	6,502,841	13,546,807
Ron Zambonini	449,440,860	6,239,151	13,555,959
(c)(ii) The stockholders voted to ratify the Stockholder Protections Rights Agreement as follows:

Affirmative Votes	376,468,225
Negative Votes	55,361,348
Abstentions	2,359,765
Broker non-votes	35,046,632
(c)(iii) The stockholders voted to ratify the appointment of KPMG LLP as the Company’s independent registered public accountants for the fiscal year ending March 31, 2008 as follows:

Affirmative Votes	445,254,159
Negative Votes	21,691,258
Abstentions	2,290,553
Broker non-votes	0
(c)(iv) The stockholders voted to approve the CA, Inc. 2007 Incentive Plan as follows:

Affirmative Votes	419,471,764
Negative Votes	12,300,454
Abstentions	2,417,120
Broker non-votes	35,046,632

(c)(v) The stockholder proposal to amend the by-laws to require ratification of chief executive officer compensation by a supermajority of independent Board members was defeated as follows:

Affirmative Votes	14,468,177
Negative Votes	416,437,617
Abstentions	3,283,544
Broker non-votes	35,046,632
Item 5. OTHER INFORMATION
None.

Item 6: EXHIBITS

Regulation S-K
Exhibit Number
10.1*	Change in Control Severance Policy	Filed herewith.

10.2*	Summary of modified compensation arrangements for non-executive Chairman of the Board	Filed herewith.

10.3	Credit Agreement, dated as of August 29, 2007, among the Company, the banks and other financial institutions and issuers of letters of credit listed on the signature pages thereto, Citibank, N.A., Bank of America, N.A., JPMorgan Chase Bank, N.A., and Deutsche Bank, AG New York Branch, as co-administrative agents, and Citibank, N.A., as paying agent, with respect to a $1 billion Revolving Loan.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 29, 2007 and incorporated herein by reference.

10.4*	Bonus to President and Chief Executive Officer	Previously filed as Item 5.02 to the Company’s Current Report on Form 8-K dated August 21, 2007 and incorporated herein by reference.

10.5*	CA, Inc. 2007 Incentive Plan	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 21, 2007 and incorporated herein by reference.

10.6*	Form of Award Agreement — Restricted Stock Units	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 21, 2007 and incorporated herein by reference.

10.7*	Form of Award Agreement — Restricted Stock Awards	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 21, 2007 and incorporated herein by reference.

10.8*	Form of Award Agreement — Nonqualified Stock Options	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated August 21, 2007 and incorporated herein by reference.

10.9*	Form of Award Agreement — Incentive Stock Options	Previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated August 21, 2007 and incorporated herein by reference.

15	Accountants’ acknowledgement letter.	Filed herewith.

31.1	Certification of the CEO pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

Exhibit Number
31.2	Certification of the CFO pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

*	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CA, INC.
By:	/s/ John A. Swainson
John A. Swainson
President and Chief Executive Officer

By:	/s/ Nancy E. Cooper
Nancy E. Cooper
Executive Vice President and Chief Financial Officer

Dated: November 2, 2007