Form 10-Q
period 2007-12-31
CA, INC.
filed 2008-02-05
CIK 356028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding
Common Stock par value $0.10 per share	as of January 28, 2008 513,391,903

CA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
CA, Inc.:
We have reviewed the accompanying consolidated condensed balance sheet of CA, Inc. and subsidiaries as of December 31, 2007, the related consolidated condensed statements of operations for the three-month and nine-month periods ended December 31, 2007 and 2006, and the consolidated condensed statements of cash flows for the nine-month periods ended December 31, 2007 and 2006. These consolidated condensed financial statements are the responsibility of the Company’s management.
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
/s/ KPMG LLP
New York, New York
February 5, 2008

Item 1.
CA, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)
(in millions, except share and per share amounts)

	December 31,	March 31,
	2007	2007
ASSETS
CURRENT ASSETS
Cash, cash equivalents and marketable securities	$2,078	$2,280
Trade and installment accounts receivable, net	332	355
Deferred income taxes — current	360	346
Other current assets	97	71

TOTAL CURRENT ASSETS	2,867	3,052
Installment accounts receivable, due after one year, net	231	331
Property and equipment, net of accumulated depreciation of $988 and $922, respectively	478	469
Purchased software products, net	166	203
Goodwill	5,355	5,345
Federal and state income taxes receivable — noncurrent	—	39
Deferred income taxes — noncurrent	311	310
Other noncurrent assets, net	736	769

TOTAL ASSETS	$10,144	$10,518

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt and loans payable	$359	$11
Accounts payable	141	227
Accrued salaries, wages and commissions	302	359
Accrued expenses and other current liabilities	533	559
Deferred subscription revenue (collected) — current	1,580	1,753
Financing obligations (collected) — current	50	63
Deferred maintenance revenue	123	154
Taxes payable, other than income taxes payable — current	93	93
Federal, state and foreign income taxes payable — current	158	303
Deferred income taxes — current	82	81

TOTAL CURRENT LIABILITIES	3,421	3,603
Long-term debt, net of current portion	2,216	2,572
Deferred income taxes — noncurrent	17	20
Deferred subscription revenue (collected) — noncurrent	499	495
Financing obligations (collected) — noncurrent	13	39
Federal, state and foreign income taxes payable — noncurrent	180	—
Other noncurrent liabilities	114	99

TOTAL LIABILITIES	6,460	6,828

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 10,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock, $0.10 par value, 1,100,000,000 shares authorized; 589,695,081 and 589,695,081 shares issued; 509,616,273 and 525,176,744 shares outstanding, respectively	59	59
Additional paid-in capital	3,558	3,547
Retained earnings	2,159	1,780
Accumulated other comprehensive loss	(100)	(96)
Treasury stock, at cost, 80,078,808 shares and 64,518,337 shares, respectively	(1,992)	(1,600)

TOTAL STOCKHOLDERS’ EQUITY	3,684	3,690

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,144	$10,518

See Accompanying Notes to the Consolidated Condensed Financial Statements.

CA, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except per share amounts)

	For the Three		For the Nine
	Months Ended		Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
REVENUE
Subscription revenue	$894	$773	$2,581	$2,274
Professional services	92	93	280	258
Maintenance	74	100	230	306
Software fees and other	40	36	101	100

TOTAL REVENUE	1,100	1,002	3,192	2,938

EXPENSES

Cost of professional services	87	81	265	228
Costs of licensing and maintenance	63	60	195	177
Amortization of capitalized software costs	29	83	87	271
Selling, general and administrative	464	479	1,386	1,425
Product development and enhancements	133	132	383	406
Depreciation and amortization of other intangible assets	40	36	117	107
Other expenses (gains), net	13	4	8	(13)
Restructuring and other	22	32	47	101
Charge for in-process research and development costs	—	—	—	10

TOTAL EXPENSES BEFORE INTEREST AND TAXES	851	907	2,488	2,712

Income from continuing operations before interest and income taxes	249	95	704	226
Interest expense, net	10	25	37	45

Income from continuing operations before income taxes	239	70	667	181
Income taxes	76	18	238	40

INCOME FROM CONTINUING OPERATIONS	163	52	429	141
Loss from discontinued operations, inclusive of realized loss on sale, net of income taxes	—	(2)	—	(3)

NET INCOME	$163	$50	$429	$138

BASIC INCOME PER SHARE

Income from continuing operations	$0.32	$0.10	$0.83	$0.26
Loss from discontinued operations	—	—	—	(0.01)

Net income	$0.32	$0.10	$0.83	$0.25

Basic weighted average shares used in computation	510	524	515	551

DILUTED INCOME PER SHARE

Income from continuing operations	$0.31	$0.10	$0.80	$0.25
Loss from discontinued operations	—	(0.01)	—	—

Net income	$0.31	$0.09	$0.80	$0.25

Diluted weighted average shares used in computation	536	549	541	575
See Accompanying Notes to the Consolidated Condensed Financial Statements.

CA, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	For the Nine Months
	Ended December 31,
	2007	2006
OPERATING ACTIVITIES:
Net income	$429	$138
Loss from discontinued operations, net of income taxes	—	3

Income from continuing operations	429	141
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	204	378
Provision for (decrease in) deferred income taxes	46	(335)
Provision for bad debts	22	2
Non-cash stock based compensation expense and defined contribution plan	96	84
Non-cash charge for purchased in-process research and development	—	10
Loss (gain) on sale of assets	4	(14)
Foreign currency transaction (gains) losses	(19)	1
Changes in other operating assets and liabilities, net of effect of acquisitions:
Decrease (increase) in trade and current installment accounts receivable, net	60	(32)
Decrease in noncurrent installment accounts receivable, net	68	75
(Decrease) increase in deferred subscription revenue (collected) — current	(233)	180
Decrease in deferred subscription revenue (collected) — noncurrent	(9)	(23)
(Decrease) increase in financing obligations (collected) — current	(14)	46
(Decrease) increase in financing obligations (collected) — noncurrent	(26)	24
Decrease in deferred maintenance revenue	(36)	(43)
Increase in taxes payable, net	7	165
Decrease in accounts payable, accrued expenses and other	(91)	(107)
Restructuring and other, net	(37)	20
Changes in other operating assets and liabilities	(58)	(25)

NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES	413	547
INVESTING ACTIVITIES:
Acquisitions, primarily goodwill, purchased software, and other intangible assets, net of cash acquired	(27)	(173)
Settlements of purchase accounting liabilities	(7)	(18)
Purchases of property and equipment	(81)	(118)
Proceeds from sale of assets	35	218
(Purchases) sales of marketable securities, net	(3)	44
Increase in restricted cash	—	(1)
Capitalized software development costs	(79)	(58)

NET CASH USED IN INVESTING ACTIVITIES	(162)	(106)
FINANCING ACTIVITIES:
Dividends paid	(63)	(67)
Purchases of treasury stock (common stock)	(500)	(1,214)
Debt repayments	(758)	—
Debt borrowings, net of debt issuance costs of $3 million and $1 million, respectively	747	748
Exercise of common stock options and other	19	24

NET CASH USED IN FINANCING ACTIVITIES	(555)	(509)
DECREASE IN CASH AND CASH EQUIVALENTS BEFORE EFFECT OF EXCHANGE RATE CHANGES ON CASH	(304)	(68)
Effect of exchange rate changes on cash	106	70

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(198)	2
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,275	1,831

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,077	$1,833

See Accompanying Notes to the Consolidated Condensed Financial Statements.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(unaudited)
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
Operating results for the three and nine-month periods ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008. For further information, refer to the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.
Basis of Revenue Recognition:
The Company generates revenue from the following primary sources: (1) licensing software products; (2) providing customer technical support (referred to as maintenance); and (3) providing professional services, such as consulting and education. Revenue is recorded net of applicable sales taxes.
The Company recognizes revenue pursuant to the requirements of Statement of Position 97-2, "Software Revenue Recognition,” (SOP 97-2), issued by the American Institute of Certified Public Accountants, as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” In accordance with SOP 97-2, the Company begins to recognize revenue from licensing and supporting its software products when all of the following criteria are met: (1) the Company has evidence of an arrangement with a customer; (2) the Company delivers the products; (3) license agreement terms are fixed or determinable and free of contingencies or uncertainties that may alter the agreement such that it may not be complete and final; and (4) collection is probable.
Under the Company’s subscription model, implemented in October 2000, software license agreements typically combine the right to use specified software products, the right to maintenance, and the right to receive unspecified future software products for no additional fee during the term of the agreement. Under these subscription licenses, once all four of the above noted revenue recognition criteria are met, the Company is required under GAAP to recognize revenue ratably over the term of the license agreement.
For license agreements signed prior to October 2000, once all four of the above noted revenue recognition criteria were met, software license fees were recognized as revenue generally when the software was delivered to the customer, or “up-front” (as the contracts did not include a right to unspecified software products), and the maintenance fees were deferred and subsequently recognized as revenue over the term of the license. Under the Company’s current business model, a relatively small amount of the Company’s revenue from software licenses is recognized on an up-front or perpetual basis, subject to meeting the same revenue recognition criteria in accordance with SOP 97-2 as described above. Software fees from such licenses are recognized up-front and are reported in the “Software fees and other” line in the Consolidated Condensed Statements of Operations. Maintenance fees from such licenses are recognized ratably over the term of the license and are recorded on the “Maintenance” line in the Consolidated Condensed Statements of Operations. License agreements whose software fees are recognized up-front do not include the right to receive unspecified future software products. However, in the event such license agreements are executed within close proximity or in contemplation of other license agreements that are signed under the Company’s subscription model with the same customer, the licenses together may be deemed a single multi-element agreement, and all such revenue is required to be recognized ratably and is recorded as “Subscription revenue” in the Consolidated Condensed Statements of Operations.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(unaudited)
Since the Company implemented its subscription model in October 2000, the Company’s practice with respect to newly acquired products with established Vendor Specific Objective Evidence (VSOE) of fair value has been to record revenue initially on the acquired company’s systems, generally under a perpetual or up-front model; and, starting within the first fiscal year after the acquisition, to enter new licenses for such products under its subscription model, following which revenue is recognized ratably and recorded as Subscription revenue. In some instances, the Company sells newly developed and recently acquired products on a perpetual or up-front model. The software license fees from these contracts are presented as “Software fees and other”. Selling such licenses under an up-front model may result in higher total revenue in a reporting period than if such licenses were based on the Company’s subscription model and the associated revenue recognized ratably.
Maintenance revenue is derived from two primary sources: (1) the maintenance portion of combined license and maintenance agreements recorded under the prior business model or newly developed and recently acquired products sold on a perpetual or up-front model; and (2) stand-alone maintenance agreements. Maintenance revenue from these types of agreements is recognized on the “Maintenance” line item in the Consolidated Condensed Statements of Operations over the term of the agreement.
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
Additionally, in the second quarter of fiscal year 2008, the Company decided that certain channel or “commercial” products sold through tier two distributors will no longer entitle the customer to receive unspecified future software products. As such, license revenue from these sales where the Company has established VSOE for maintenance is recognized on a perpetual or up-front basis using the residual method and is reflected as “Software fees and other”, with maintenance revenue being deferred and recognized ratably.
For further information, refer to the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.
Cash Dividends:
In November 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.04 per share. The dividend totaled approximately $21 million and was paid on December 28, 2007 to stockholders of

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(unaudited)
record at the close of business on December 14, 2007. In August 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.04 per share. The dividend totaled approximately $21 million and was paid on September 26, 2007 to stockholders of record at the close of business on September 12, 2007. In June 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.04 per share. The dividend totaled approximately $21 million and was paid on June 29, 2007 to stockholders of record at the close of business on June 22, 2007.
In November 2006, the Company’s Board of Directors declared a quarterly cash dividend of $0.04 per share. The dividend totaled approximately $21 million and was paid on December 29, 2006 to stockholders of record at the close of business on December 15, 2006. In September 2006, the Company’s Board of Directors declared a quarterly cash dividend of $0.04 per share. The dividend totaled approximately $23 million and was paid on September 29, 2006 to stockholders of record at the close of business on September 22, 2006. In June 2006, the Company’s Board of Directors declared a quarterly cash dividend of $0.04 per share. The dividend totaled approximately $23 million and was paid on June 30, 2006 to stockholders of record at the close of business on June 19, 2006.
Cash, Cash Equivalents and Marketable Securities:
The Company’s cash, cash equivalents and marketable securities balances are held in numerous locations throughout the world, with approximately 61% residing outside the United States at December 31, 2007. At December 31, 2007, cash, cash equivalents and marketable securities included approximately $99 million of commercial paper which was purchased with an original maturity of less than 90 days. Marketable securities at December 31, 2007 and March 31, 2007 were approximately $1 million and $5 million, respectively.
Restricted Cash:
The Company’s insurance subsidiary requires a minimum restricted cash balance of $50 million. In addition, the Company has other restricted cash balances, including cash collateral for letters of credit. The total amount of restricted cash was approximately $61 million as of December 31, 2007 and March 31, 2007, and is included in the “Other noncurrent assets” line item in the Consolidated Condensed Balance Sheets.
Statement of Cash Flows:
For the nine-month periods ended December 31, 2007 and 2006, interest payments were $122 million and $102 million, respectively, and income taxes paid were $170 million and $173 million, respectively.
In November 2007, the Company concluded its previously announced $500 million Accelerated Share Repurchase program (ASR) with a third-party financial institution. In June 2007, the Company paid $500 million to repurchase shares of its common stock and received approximately 16.9 million shares at inception. Based on the terms of the agreement between the Company and the third-party financial institution, the Company received approximately 3.0 million additional shares of its common stock at the conclusion of the program in November 2007 at no additional cost. The average price paid under the ASR was $25.13 per share and total shares repurchased was approximately 19.9 million.
The $500 million payment under the ASR is included in the cash flows used in financing activities section in the Company’s Consolidated Condensed Statement of Cash Flows for the nine-month period ended December 30, 2007 and is recorded as treasury stock in the Stockholders’ Equity section of the Consolidated Condensed Balance Sheet.
Non-cash financing activities for the nine-month periods ended December 31, 2007 and 2006 consisted of treasury shares issued in connection with the following: share-based incentive awards issued under the Company’s equity compensation plans of approximately $38 million (net of approximately $15 million of withholding taxes) and $28 million (net of approximately $7 million of withholding taxes), respectively; the Company’s Employee Stock Purchase Plan of approximately $32 million and $38 million, respectively; and discretionary stock contributions to the CA, Inc. Savings Harvest Plan of approximately $22 million and $0, respectively.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(unaudited)
Derivatives:
Derivatives are accounted for in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). Periodically, as part of the Company’s on-going risk management program, the Company enters into derivative contracts with the intent of mitigating a certain portion of the Company’s operating exposures, which could include its exposure to foreign currency denominated monetary assets and liabilities and forecasted transactions. During the quarter ended December 31, 2007, the Company did not designate these as hedges under SFAS No. 133. Accordingly, all outstanding derivatives are recognized on the balance sheet at fair value and the changes in fair value from these contracts are recorded as “Other expenses (gains), net” in the Consolidated Condensed Statement of Operations.
At December 31, 2007, derivatives with a total notional value of approximately $172 million were outstanding. Principal currencies hedged include the Euro, Japanese Yen, Canadian Dollar, British Pound and the Australian Dollar. The derivative contracts that were entered into during the third quarter of fiscal year 2008 resulted in a realized loss of approximately $3 million. Unrealized gains on outstanding derivative contracts as of December 31, 2007 were less than $1 million. These results are included in the “Other expenses (gains), net” line item in the Consolidated Condensed Statement of Operations. The derivatives outstanding at the end of December 31, 2007 will mature during the fourth quarter of fiscal year 2008. In the fourth quarter of fiscal year 2008, the Company entered into similar derivative contracts as those entered during the third quarter of fiscal year 2008 relating to the Company’s operating exposures.
Concentration of Credit Risk:
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable. Amounts included in accounts receivable expected to be collected from customers, as disclosed in Note E, “Trade and Installment Accounts Receivable,” have limited exposure to concentration of credit risk due to the diverse customer base and geographic areas covered by operations. Unbilled amounts due under the Company’s prior business model that are expected to be collected from customers include one large IT outsourcer with a license arrangement that extends through fiscal year 2012 with a net unbilled receivable balance of approximately $324 million.
New Revolving Credit Facility:
In August 2007, the Company entered into a new unsecured revolving credit facility (the 2008 Revolving Credit Facility). The maximum committed amount available under the 2008 Revolving Credit Facility is $1.0 billion, exclusive of incremental credit increases of up to an additional $500 million which are available subject to certain conditions and the agreement of the Company’s lenders. The 2008 Revolving Credit Facility replaced a $1.0 billion revolving credit facility (the 2004 Revolving Credit Facility) that was due to expire on December 2, 2008; that credit facility was terminated effective August 29, 2007, at which time outstanding borrowings of $750 million were repaid and simultaneously re-borrowed under the 2008 Revolving Credit Facility. The 2008 Revolving Credit Facility expires August 29, 2012. As of December 31, 2007, $750 million was outstanding under the 2008 Revolving Credit Facility. This amount is included in the “Long-term debt, net of current portion” line item on the Consolidated Condensed Balance Sheet.
Senior Notes Due 2014:
On December 21, 2007, a Settlement Agreement was entered in connection with the lawsuit captioned The Bank of New York v. CA, Inc. et al., which was filed in the Supreme Court of the State of New York, New York County in which the Company agreed to pay “supplemental interest” on the 5.625% Senior Notes due 2014 at a rate of 0.50% per annum, bringing the total interest rate on such notes to 6.125% per annum. The Company recorded a charge of approximately $14 million during the third quarter of fiscal year 2008 relating to this Settlement Agreement. The charge, representing the present value of additional

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(unaudited)
amounts that will be paid on the Notes under the Settlement Agreement, is included in the “Other expenses (gains), net” line item in the Consolidated Condensed Statement of Operations. The related liability is recorded on the Consolidated Condensed Balance Sheet at December 31, 2007 in “Accrued expenses and other current liabilities” for approximately $3 million, and in “Other noncurrent liabilities” for approximately $11 million. As part of the Settlement Agreement, the Company is no longer required to register the Notes. For further information, refer to Note J, “Commitments and Contingencies”, in this Quarterly Form 10-Q Report.
Adoption of new accounting principle:
On April 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). Among other things, FIN 48 prescribes a “more-likely-than-not” threshold for the recognition and derecognition of tax positions, provides guidance on the accounting for interest and penalties relating to tax positions and requires that the cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings or other appropriate components of equity or net assets in the statement of financial position. Refer to Note I, “Income Taxes,” for additional information relating to the Company’s accounting for FIN 48 and income taxes.
Reclassification and revisions:
Statement of Operations: Effective with the filing of this third quarter of fiscal year 2008 10-Q Report, the Company revised its Consolidated Condensed Statement of Operations in order to provide further clarity into its financial results. The Company has modified its financial statements to identify certain costs of sales on the Consolidated Condensed Statement of Operations. The Company continues to report “Amortization of capitalized software costs” and “Costs of professional services” as separate line items on the Consolidated Condensed Statement of Operations and has now added a new line item entitled “Costs of licensing and maintenance”. Costs of licensing and maintenance includes technical support costs (previously reported as part of “Product development and enhancements”), royalties (previously reported as part of “Commissions, royalties and bonuses”), and other manufacturing and distribution costs (previously included within “Selling, general, and administrative”). The remaining amounts previously reported under “Commissions, royalties and bonuses” have been included with “Selling, general and administrative” expenses. To maintain consistency and comparability, the Company reclassified prior-year amounts to conform to the current-year Consolidated Condensed Statement of Operations presentation. These expense reclassifications had no effect on previously reported total expenses or total revenue.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(unaudited)
The following table summarizes the expense section of the Company’s Consolidated Condensed Statements of Operations for the reported prior periods indicated, giving effect to the reclassifications described above.

	For the Three Months		For the Nine Months
	Ended December 31, 2006		Ended December 31, 2006
	Previously		Previously
	Reported (1)	Revised	Reported (1)	Revised
		(unaudited) (in millions)
Cost of professional services	$81	$81	$228	$228
Cost of licensing and maintenance	—	60	—	177
Amortization of capitalized software costs	83	83	271	271
Selling, general and administrative	403	479	1,240	1,425
Product development and enhancements	176	132	533	406
Commissions, royalties and bonuses	92	—	235	—
Depreciation and amortization of other intangible assets	36	36	107	107
Other expenses (gains), net	4	4	(13)	(13)
Restructuring and other	32	32	101	101
Charge for in-process research and development costs	—	—	10	10

Total expenses before interest and taxes	$907	$907	$2,712	$2,712

(1)	As reported in the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2006
Balance Sheet:
Effective with the filing of this third quarter of fiscal year 2008 10-Q Report, the Company reclassified certain amounts related to its estimates of unearned revenue on amounts billed and not collected in connection with subscription license agreements and maintenance agreements, which were reported in “Trade and installments accounts receivable, net”. For the fiscal year ended March 31, 2007, the Company has reclassified approximately $49 million from “Deferred subscription revenue (collected) — current” and approximately $39 million from “Deferred maintenance revenue” to “Trade and installment accounts receivable, net”. For the fiscal year ended March 31, 2006, the Company has reclassified approximately $204 million from “Deferred subscription revenue (collected) — current” and approximately $49 million from “Deferred maintenance revenue” to “Trade and installment accounts receivable, net”. These reclassifications were deemed immaterial and had no effect on the Company’s previously reported Consolidated Statements of Operations or total Cash Flows from Operations for any prior periods.
During the third quarter of fiscal year 2008, the Company determined that “Federal, State and foreign income taxes payable — current” and “Deferred income taxes — current” were each overstated by approximately $32 million, principally related to errors in preparing the year-end estimated tax provisions for North America. The March 31, 2007 Consolidated Condensed Balance Sheet presented in this Form 10-Q Report has been adjusted to reflect the correction of this error. The impact of this correction is not considered material to the March 31, 2007 financial statements and does not affect the previously reported Consolidated Statements of Operations or total Cash Flows from Operations.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(unaudited)
NOTE B — COMPREHENSIVE INCOME
Comprehensive income includes net income, unrealized gains and losses on the Company’s available-for-sale securities, and foreign currency translation adjustments. The components of comprehensive income for the three and nine-month periods ended December 31, 2007 and 2006 are as follows:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2007	2006	2007	2006
		(in millions)
Net income	$163	$50	$429	$138
Net unrealized gains on marketable securities, net of tax	(1)	2	(1)	—
Foreign currency translation adjustments	(4)	14	(3)	14

Total comprehensive income	$158	$66	$425	$152

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
For the three-month periods ended December 31, 2007 and 2006, approximately 12.9 million and 15.9 million of restricted stock awards and options to purchase common stock, respectively, were excluded from the calculation, as their effect on earnings per share was anti-dilutive during the respective periods. For the nine-month periods ended December 31, 2007 and 2006, approximately 14.2 million and 16.1 million of restricted stock awards and options to purchase common stock, respectively, were excluded from the calculation, as their effect on earnings per share was anti-dilutive during the respective periods.

	For the Three		For the Nine
	Months Ended		Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
	(in millions, except per share amounts)
Income from continuing operations, net of taxes	$163	$52	$429	$141
Interest expense associated with Convertible Senior Notes, net of tax	1	1	3	3

Numerator in calculation of diluted income per share	$164	$53	$432	$144

Weighted average shares outstanding and common share equivalents
Weighted average common shares outstanding	510	524	515	551
Weighted average shares outstanding upon conversion of Convertible
Senior Notes	23	23	23	23
Weighted average equity awards outstanding	3	2	3	1

Denominator in calculation of diluted income per share	536	549	541	575

Diluted income from continuing operations per share	$0.31	$0.10	$0.80	$0.25

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(unaudited)
NOTE D — ACCOUNTING FOR SHARE-BASED COMPENSATION
Effective April 1, 2005, the Company adopted, under the modified retrospective basis, the provisions of SFAS No. 123(R) “Share-based payment” (SFAS No. 123(R)), which requires share-based awards exchanged for employee services to be accounted for under the fair value method. Accordingly, share-based compensation cost is measured at the grant date, based on the fair value of the award. The Company uses the straight-line attribution method to recognize share-based compensation costs related to awards with only service conditions. The expense is recognized over the employee’s requisite service period (generally the vesting period of the award).
The Company recognized share-based compensation in the following line items on the Consolidated Condensed Statements of Operations for the periods indicated:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2007	2006	2007	2006
		(in millions)
Cost of professional services	$1	$1	$3	$3
Costs of licensing and maintenance	1	1	2	1
Selling, general, and administrative	20	19	52	49
Product development and enhancements	7	7	21	19

Share-based compensation expense before tax	29	28	78	72
Income tax benefit	9	9	25	21

Net share-based compensation expense	$20	$19	$53	$51

There were no capitalized share-based compensation costs at December 31, 2007 or 2006.
The following table summarizes information about unrecognized share-based compensation costs as of December 31, 2007:

		Weighted
	Unrecognized	Average Period
	Compensation	Expected to be
	Costs	Recognized
	(in millions)	(in years)
Stock option awards	$13	1.2
Restricted stock units	10	1.4
Restricted stock awards	57	1.5
Performance share units	34	1.4

Total unrecognized share-based compensation costs	$114	1.4

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
On August 22, 2007, the stockholders approved the 2007 Incentive Plan (the 2007 Plan). Additional information about the 2007 Plan is included in the Company’s August 27, 2007 Form 8-K filing. Additional information relating to the Company’s other Plans which have been approved by stockholders and a description of the awards issued under these Plans can be found in Note 10, “Stock Plans” in the Company’s 2007 Annual Report on Form 10-K.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(unaudited)
Under the Company’s long-term incentive program for fiscal years 2008, 2007 and 2006, senior executives were issued PSUs under which they are eligible to receive RSAs or RSUs and unrestricted shares at the end of the performance period if certain performance targets are achieved. Quarterly, PSU values are marked to the closing price of the Company’s stock on the last trading day of the quarter until the PSUs are granted. Compensation costs for the PSUs are amortized over the requisite service periods based on the expected level of achievement of the performance targets. At the conclusion of the performance periods for the fiscal year 2008 1-year and 3-year PSUs and the performance period for the fiscal year 2007 and 2006 3-year PSUs, the applicable number of shares of RSAs or RSUs or unrestricted stock granted may vary based upon the level of achievement of the performance targets and the approval of the Committee (which has discretion to reduce any award for any reason). The related compensation cost recognized will be based on the number of shares granted and the closing stock price on the day of grant.
Each quarter, the Company compares the performance it expects to achieve with the performance targets. As of December 31, 2007, the expected levels of achievement of the performance targets for PSUs not yet granted are as follows:

	Current Expected Level of Achievement
Incentive Plans for Fiscal Years	1 -year PSUs	3 -year PSUs
2008	141%	100%
2007	N/A	100%
2006	N/A	120%
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

(1)	Shares granted amounted to less than 0.1 million
When the Company grants a stock option award, the fair value of the option is estimated at the grant date using the Black-Scholes option pricing model, consistent with the provisions of SFAS No. 123(R) and the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 107, "Interaction Between FASB Statement No. 123(R), and Certain SEC Rules and Regulations Regarding the Valuation of Share-Based Payment Arrangements for Public Companies” (SAB 107). The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive stock option awards.
For the three-month period ended December 31, 2007, the Company did not issue options. For the three-month period ended December 31, 2006 the Company issued options covering approximately 0.1 million shares of common stock. For the nine-month periods ended December 31, 2007 and 2006, the Company issued options covering less than 0.1 million and approximately 2.5 million shares of common stock, respectively.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(unaudited)
The weighted average assumptions that were used for option grants in the respective periods are as follows:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2007	2006	2007	2006
Weighted average fair value	$—	$8.63	$7.84	$8.40
Dividend yield	—%	0.67%	0.62%	0.73%
Expected volatility factor(1)	—	0.37	0.28	0.41
Risk-free interest rate(2)	—%	4.8%	5.1%	4.9%
Expected term (in years)(3)	—	4.5	4.5	4.5

(1)	Expected volatility is measured using the historical daily price changes of the Company’s stock over the respective expected term of the options and the implied volatility derived from the market prices of the Company’s market options traded by third parties.

(2)	The risk-free rate for periods within the contractual term of the share options is based on the U.S. Treasury yield curve in effect at the time of grant.

(3)	The expected term is the number of years that the Company estimates, based primarily on historical experience, that options will be outstanding prior to exercise, forfeiture or expiration.
The table below summarizes the RSUs and RSAs, including grants provided pursuant to the long term incentive plans, granted during the three and nine-month periods ended December 31, 2007 and 2006:

	For the Three Months				For the Nine Months
	Ended December 31,				Ended December 31,
	2007		2006		2007	2006
	(shares in millions)
RSUs
Shares	—		—		0.2	0.3
Weighted Avg. Grant Date Fair Value	—		—		$25.23	$21.97
RSAs
Shares	—	(1)	—	(1)	2.6	2.9
Weighted Avg. Grant Date Fair Value	$26.01		$23.30		$25.93	$21.98

(1)	Shares granted amounted to less than 0.1 million
NOTE E — TRADE AND INSTALLMENT ACCOUNTS RECEIVABLE
The Company uses installment license agreements as a standard business practice and has a history of successfully collecting substantially all amounts due under the original payment terms without making concessions on payments, software products, maintenance, or professional services. Net trade and installment accounts receivable represent financial assets derived from the committed amounts due from the Company’s customers that have been earned by the Company. These accounts receivable balances are reflected net of unamortized discounts based on imputed interest for the time value of money for license agreements under the Company’s prior business model, unearned revenue attributable to maintenance and allowances for doubtful accounts. These balances do not include unbilled contractual commitments executed under the Company’s subscription model. Trade and installment accounts receivable are comprised of the following components:

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(unaudited)

	December 31,	March 31,
	2007	2007
	(in millions)
Current:
Accounts receivable	$823	$779
Other receivables	80	101
Unbilled amounts due within the next 12 months — prior business model	106	146
Less: Allowance for doubtful accounts	(45)	(32)
Less: Unearned revenue — current	(632)	(639)

Net trade and installment accounts receivable — current	$332	$355

Noncurrent:
Unbilled amounts due beyond the next 12 months — prior business model	$249	$357
Less: Allowance for doubtful accounts	(1)	(5)
Less: Unearned revenue — noncurrent	(17)	(21)

Net installment accounts receivable — noncurrent	$231	$331

The components of unearned revenue consist of the following:

	December 31,	March 31,
	2007	2007
	(in millions)
Current:
Unamortized discounts	$29	$32
Unearned maintenance	39	40
Deferred subscription revenue (billed, uncollected)	564	567

Total unearned revenue — current	$632	$639

Noncurrent:
Unamortized discounts	$7	$18
Unearned maintenance	10	3

Total unearned revenue — noncurrent	$17	$21

During the first nine months of fiscal year 2008, the Company transferred its rights and interest in future committed installments under certain software license agreements to a third-party financial institution with an aggregate contract value of approximately $17 million, for which cash was received in the amount of approximately $14 million, which reflects a discount based on the present value of the future committed installments. In the first nine months of fiscal year 2007, the Company entered into similar transactions with an aggregate contract value of approximately $109 million, for which cash was received in the amount of approximately $103 million, which reflects a discount based on the present value of the committed installments. If the Company transfers its financial interest in future committed installments under a license agreement to a third-party financing institution, for which revenue has not yet been recognized, the Company records the liability associated with the receipt of the cash as “Financing obligations (collected)” in the Consolidated Condensed Balance Sheets. The amounts received from third-party financing institutions are classified as either current or noncurrent, depending upon when amounts are expected to be payable by the customer under the license agreement. As the installments become due and payable from the customer to the third-party financing institution, the Company relieves its liability to the financing institution and recognizes the previously financed amount as “Deferred subscription revenue (collected)” in the Consolidated Condensed Balance Sheet. As of December 31, 2007, the aggregate remaining amounts due to the third-party financing institutions classified as “Financing obligations (collected)” in the Consolidated Condensed Balance Sheet was approximately $63 million, compared to approximately $102 million as of March 31, 2007. The financing agreements may contain limited recourse provisions with respect to the Company’s continued performance under the license agreements. Based on its historical experience, the Company believes that any liability which may be incurred as a result of these limited recourse provisions will be immaterial.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(unaudited)
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
The gross carrying amounts and accumulated amortization for identified intangible assets are as follows:

	As of December 31, 2007
	Gross	Accumulated	Net
	Assets	Amortization	Assets
	(in millions)
Capitalized software:
Purchased	$4,785	$4,619	$166
Internally developed	711	450	261
Other identified intangible assets subject to amortization	660	374	286
Other identified intangible assets not subject to amortization	14	—	14

Total	$6,170	$5,443	$727

	As of March 31, 2007
	Gross	Accumulated	Net
	Assets	Amortization	Assets
	(in millions)
Capitalized software:
Purchased	$4,803	$4,600	$203
Internally developed	639	413	226
Other identified intangible assets subject to amortization	657	323	334
Other identified intangible assets not subject to amortization	14	—	14

Total	$6,113	$5,336	$777

In the third quarter of fiscal years 2008 and 2007, amortization of capitalized software costs was $29 million and $83 million, respectively, and amortization of other identified intangible assets was $16 million and $14 million, respectively.
For the first nine months of fiscal years 2008 and 2007, amortization of capitalized software costs was $87 million and $271 million, respectively, and amortization of other identified intangible assets was $51 million and $41 million, respectively. The decline in amortization of capitalized software costs is attributable to certain intangible assets from prior acquisitions being fully amortized.
Based on the identified intangible assets recorded through December 31, 2007, annual amortization expense is expected to be as follows:

	Year Ended March 31,
	2008	2009	2010	2011	2012	2013
	(in millions)
Capitalized software:
Purchased	$60	$50	$38	$27	$16	$9
Internally developed	57	69	64	53	36	21
Other identified intangible assets subject to amortization	66	53	52	51	31	25

Total	$183	$172	$154	$131	$83	$55

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(unaudited)
During the nine-month period ended December 31, 2007, goodwill increased by approximately $10 million, primarily due to the acquisitions of small software companies. Refer to Note G, “Acquisitions,” for additional information relating to the Company’s acquisitions.
NOTE G — ACQUISITIONS
Acquisitions are accounted for as purchases and, accordingly, their results of operations have been included in the Consolidated Condensed Financial Statements since the dates of their acquisitions. The purchase price for the Company’s acquisitions is allocated to the assets acquired and liabilities assumed from the acquired entity. These allocations are based upon estimates which may be revised within one year of the date of acquisition as additional information becomes available. It is anticipated that the final purchase price allocations for these acquisitions will not differ materially from their preliminary allocations. The Company’s acquisitions during the first nine months of fiscal year 2008 were considered immaterial compared to the results of the Company’s operations and therefore purchase accounting information and pro-forma disclosure are not presented.
During the first nine months of fiscal year 2008, the Company paid approximately $9 million in remaining holdback payments related to prior period acquisitions, which was included in the “Accrued expenses and other current liabilities” line on the Consolidated Condensed Balance Sheet at March 31, 2007.
Accrued acquisition-related costs and changes in these accruals, including additions related to both the current year and prior year acquisitions were as follows:

	Duplicate
	Facilities and	Employee
	Other Costs	Costs
	(in millions)
Balance as of March 31, 2007	$27	$6
Additions	—	1
Payments	(5)	(3)
Adjustments	1	—

Balance as of December 31, 2007	$23	$4

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
Severance: The Company currently estimates a reduction in workforce of approximately 2,400 positions in connection with the Fiscal 2007 Plan, including approximately 300 positions from the divestitures of consolidated majority owned subsidiaries. The termination benefits the Company has offered in connection with this workforce reduction are substantially the same as the benefits the Company has provided historically for non-performance-based workforce reductions. In certain countries, termination benefits have been provided based upon prior experiences with the restructuring plan announced in July 2005 (the Fiscal 2006 Plan) as described below. These costs have been recognized in accordance with SFAS No. 112,

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(unaudited)
“Employers Accounting for Post Employment Benefits, an Amendment of FASB Statements No. 5 and 43” (SFAS No. 112). Enhancements to termination benefits which exceed past practice or legal requirements are being recognized in accordance with SFAS No. 146, “Accounting for Costs Associated With Exit or Disposal Activities” (SFAS No. 146). The Company recorded severance costs of $8 million and $14 million for the three and nine-month periods ended December 31, 2007, respectively. The Company anticipates the total severance cost for the Fiscal 2007 Plan will be approximately $150 million, of which approximately $142 million has been recognized through December 31, 2007. Substantially all of the costs under the plan are expected to be recognized by the end of fiscal year 2008. The plans associated with the balance of the reductions in workforce are still being finalized and the associated charges will be recorded once the actions are approved by management.
Facilities Abandonment: The Company records the costs associated with lease terminations or abandonments when the Company ceases to utilize the property. Under SFAS No. 146, the liability associated with lease termination or abandonment is measured as the present value of the total remaining lease costs and associated operating costs reduced by estimated sublease rentals that could be reasonably obtained for the property. The Company accretes its obligations related to the facilities abandonment to the then-present value and, accordingly, recognizes accretion expense as a restructuring expense in future periods. The Company incurred approximately $13 million of charges related to abandoned properties during the first nine months of fiscal year 2008, approximately $2 million of which was recorded in the third quarter of fiscal year 2008, and approximately $36 million since the plan’s inception. The Company anticipates the total cost for facilities abandonment will be approximately $50 million under the Fiscal 2007 Plan. The majority of the remaining obligation is expected to be recognized by the end of fiscal year 2008.
For the nine-month period ended December 31, 2007, restructuring activity under the Fiscal 2007 Plan was as follows:

		Facilities
	Severance	Abandonment
	(in millions)
Accrual balance at March 31, 2007	$87	$17
Additions	14	13
Payments	(50)	(13)

Accrual balance at December 31, 2007	$51	$17

The remaining liability for severance is included in the “Accrued salaries, wages and commissions” line on the Consolidated Condensed Balance Sheet. The liability for the facilities portion of the remaining reserve is included in the “Accrued expenses and other current liabilities” line item on the Consolidated Condensed Balance Sheet. The costs are included in the “Restructuring and other” line item on the Consolidated Condensed Statements of Operations for the periods ended December 31, 2007 and 2006.
Fiscal 2006 Restructuring Plan
In July 2005, the Company announced the Fiscal 2006 Plan to increase efficiency and productivity and to align its investments more closely with strategic growth opportunities. The Company accounted for the individual components of the restructuring plan as follows:
Severance: The Fiscal 2006 Plan included a workforce reduction of approximately five percent, or 800 positions, worldwide. The termination benefits the Company offered in connection with this workforce reduction were substantially the same as the benefits the Company has provided historically for non-performance-based workforce reductions. In certain countries, termination benefits were provided based upon statutory minimum requirements. The employee termination obligations incurred in connection with the Fiscal 2006 Plan were accounted for in accordance with SFAS No. 112. In certain countries, the Company elected to provide termination benefits in excess of legal requirements subsequent to the initial

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(unaudited)
implementation of the plan. These additional costs have been recognized in accordance with SFAS No. 146. The Company incurred a total of approximately $57 million of severance costs since inception through the third quarter of fiscal year 2008. The Company has recognized substantially all of the severance related costs associated with the Fiscal 2006 Plan. Final payment of these amounts is dependent upon settlement with the works councils in certain international locations.
Facilities Abandonment: The Company recorded the costs associated with lease termination or abandonment when the Company ceased to utilize the leased property. Under SFAS No. 146, the liability associated with lease termination or abandonment is measured as the present value of the total remaining lease costs and associated operating costs, less probable sublease income. The Company incurred a total of approximately $29 million of facilities abandonment costs since inception through the first nine months of fiscal year 2008. The Company accretes its obligations related to the facilities abandonment to the then-present value and, accordingly, recognizes accretion expense as a restructuring expense in future periods. The Company has recognized substantially all of the facilities abandonment costs associated with the Fiscal 2006 Plan.
For the nine-month period ended December 31, 2007, restructuring activity under the Fiscal 2006 Plan was as follows:

		Facilities
	Severance	Abandonment
	(in millions)
Accrual balance at March 31, 2007	$6	$14
(Reductions) additions	(1)	3
Payments	(3)	(4)

Accrual balance at December 31, 2007	$2	$13

The liability balance for the severance portion of the remaining reserve is included in the “Accrued salaries, wages and commissions” line on the Consolidated Condensed Balance Sheets of the respective periods. The liability for the facilities portion of the remaining reserve is included in the “Accrued expenses and other current liabilities” line item on the Consolidated Condensed Balance Sheets.
Other: During the first nine months of fiscal year 2008 the Company incurred approximately $9 million in legal and other related costs in connection with matters reviewed by the Special Litigation Committee, composed of independent members of the Board of Directors (see also Note J, “Commitments and Contingencies”). Approximately $7 million of these costs were incurred in the third quarter of fiscal year 2008. In the first nine months of fiscal year 2008, the Company recorded impairment charges of approximately $5 million, including approximately $3 million for products that were discontinued. Aproximately $4 million of these charges were recorded in the third quarter of fiscal year 2008. In the first quarter of fiscal year 2008, the Company incurred an approximate $4 million expense related to a loss on the sale of an investment in marketable securities associated with the closure of an international location.
NOTE I — INCOME TAXES
The Company’s income tax expense for the three and nine-month periods ended December 31, 2007 was approximately $76 million and $238 million, respectively. By comparison, the Company’s income tax expense for the corresponding periods in its prior fiscal year was approximately $18 million and $40 million, respectively. For the three and nine-month periods ended December 31, 2007, the Company’s income tax provision included charges of approximately $12 million and $23 million, respectively, associated with certain corporate income tax rate reductions enacted in various non-US tax jurisdictions during such periods (with corresponding impacts on the Company’s net deferred tax assets). In addition, the Company’s income tax provision for the three and nine-month periods ending December 31, 2007 included a credit of approximately $7 million and a net charge of approximately $3 million, respectively, resulting from adjustments related to certain prior year non-US tax provisions. Also included in the Company’s income tax provision for the quarter ending December 31, 2007 was an approximate $8 million tax benefit resulting from the release of valuation allowances on deferred tax assets residing with the Company’s Asia-Pacific

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(unaudited)
subsidiaries. For the three-month period ended December 31, 2006, the tax provision included a net benefit of approximately $5 million, primarily arising from a revision of the Company’s estimated Section 199 manufacturing deduction. For the nine-month period ending December 31, 2006, the tax provision included a net benefit of approximately $18 million, primarily arising from the resolution of certain international and U.S. tax contingencies.
On April 1, 2007, the Company adopted FIN 48, which sets forth a comprehensive model for financial statement recognition, measurement, presentation and disclosure of “uncertain tax positions” taken or expected to be taken in income tax returns. For further information, see Note A, “Basis of Presentation”. Upon such adoption, the liability for income taxes associated with uncertain tax positions was approximately $282 million and the deferred tax assets arising from such uncertain tax positions (from interest and state income tax deductions) were approximately $48 million. If the unrecognized tax benefits associated with these positions are ultimately recognized, they would primarily affect the Company’s effective tax rate and it’s Stockholders’ Equity.
As a result of the Company adopting FIN 48, there was an increase to retained earnings of approximately $11 million and a corresponding decrease to tax liabilities. In addition, the Company reclassified approximately $243 million of income tax liabilities from current to non-current liabilities because the cash payment of such liabilities was not anticipated to occur within one year of the balance sheet date. All non-current income tax liabilities are recorded in the “Federal, state and foreign income taxes payable — noncurrent” line in the Consolidated Condensed Balance Sheets. Interest and penalties related to income tax liabilities are included in income tax expense. The Company had $40 million of accrued interest expense, net of $23 million in tax benefits, and penalties as of the date of adoption of FIN 48.
As of December 31, 2007, the nature of the uncertain tax positions expected to be resolved within the next twelve (12) months thereafter relate primarily to various U.S. federal and state income tax audits and are recorded in the “Federal, state and foreign income taxes payable — current” line in the Consolidated Condensed Balance Sheets. The Company’s estimate of potential changes to its uncertain tax positions within the next twelve months is a reduction of up to $24 million. Such decreases would be primarily attributable to the outcomes of certain ongoing tax audits and/or the expiration of certain statutes of limitations. As of December 31, 2007, the liability for income taxes associated with uncertain tax positions was approximately $286 million (of which $107 million was classified as current) and the deferred tax assets arising from such uncertain tax positions (from interest and state income tax deductions) were approximately $52 million.
The number of years with open tax audits varies from jurisdiction to jurisdiction. The Company has historically viewed its material tax jurisdictions as including the U.S., Japan, Germany, Italy and the U.K. The earliest years still open and subject to ongoing audits or tax proceedings as of the date of adoption of FIN 48 in respect of such jurisdictions were as follows: (i) United States — 2001; (ii) Japan — 2000; (iii) Germany — 2003; (iv) Italy — 1999; and (v) the U.K. — 1999.
NOTE J — COMMITMENTS AND CONTINGENCIES
Certain legal proceedings in which we are involved are discussed in Note 8, “Commitments and Contingencies”, in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 (the 2007 Form 10-K). The following discussion should be read in conjunction with the 2007 Form 10-K.
Stockholder Class Action and Derivative Lawsuits Filed Prior to 2004
The Company, its former Chairman and CEO Charles B. Wang, its former Chairman and CEO Sanjay Kumar, its former Chief Financial Officer Ira Zar, and its Vice Chairman and Founder Russell M. Artzt were defendants in one or more stockholder class action lawsuits filed in July 1998, February 2002, and March 2002 in the United States District Court for the Eastern District of New York (the Federal Court), alleging, among other things, that a class consisting of all persons who purchased the Common Stock

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(unaudited)
during the period from January 20, 1998 until July 22, 1998 were harmed by misleading statements, misrepresentations, and omissions regarding the Company’s future financial performance.
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
A derivative lawsuit was filed by Charles Federman against certain current and former directors of the Company, based on essentially the same allegations as those contained in the February and March 2002 stockholder lawsuits discussed above. This action was commenced in April 2002 in Delaware Chancery Court, and an amended complaint was filed in November 2002. The defendants named in the amended complaint were current Company director The Honorable Alfonse M. D’Amato and former Company directors Ms. Shirley Strum Kenny and Messrs. Wang, Kumar, Artzt, Willem de Vogel, Richard Grasso, Roel Pieper, and Lewis S. Ranieri. The Company is named as a nominal defendant. The derivative suit alleged breach of fiduciary duties on the part of all the individual defendants and, as against the former management director defendants, insider trading on the basis of allegedly misappropriated confidential, material information. The amended complaint sought an accounting and recovery on behalf of the Company of an unspecified amount of damages, including recovery of the profits allegedly realized from the sale of Common Stock.
On August 25, 2003, the Company announced the settlement of the above-described class action lawsuits against the Company and certain of its present and former officers and directors, alleging misleading statements, misrepresentations, and omissions regarding the Company’s financial performance, as well as breaches of fiduciary duty. At the same time, the Company also announced the settlement of a derivative lawsuit, in which the Company was named as a nominal defendant, filed against certain present and former officers and directors of the Company, alleging breaches of fiduciary duty and, against certain management directors, insider trading, as well as the settlement of an additional derivative action filed by Charles Federman that had been pending in the Federal Court. As part of the class action settlement, which was approved by the Federal Court in December 2003, the Company agreed to issue a total of up to 5.7 million shares of Common Stock to the stockholders represented in the three class action lawsuits, including payment of attorneys’ fees. The Company has completed the issuance of the settlement shares as well as payment of $3.3 million to the plaintiffs’ attorneys in legal fees and related expenses.
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
DECEMBER 31, 2007
(unaudited)
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
In a memorandum and order dated August 2, 2007, the Federal Court denied all of the 60(b) Motions and reaffirmed the 2003 settlements (the August 2 decision). On August 24, 2007, Ranger Governance, Ltd. (“Ranger”) and the Wyly Litigants filed notices of appeal of the August 2 decision. On August 16, 2007, the Special Litigation Committee of independent members of the Company’s Board of Directors filed a motion to amend or clarify the August 2 decision, and the Company joined that motion. On September 12, 2007 and October 4, 2007, the Federal Court issued opinions denying the motions to amend or clarify. On September 18, 2007, the Wyly Litigants and Ranger filed notices of appeal of the September 12 decision. CA filed notices of cross-appeal of the September 12 and October 4 decisions on November 2, 2007. On December 3, 2007, Ranger filed a motion to dismiss CA’s cross-appeals. By Order dated December 7, 2007, all of the appeals and cross-appeals were stayed pending a decision on Ranger’s motion to dismiss.
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
Derivative Actions Filed in 2004
In June and July 2004, three purported derivative actions were filed in the Federal Court by Ranger, Bert Vladimir and Irving Rosenzweig against certain current or former employees and/or directors of the Company. In November 2004, the Federal Court issued an order consolidating these three derivative actions. The plaintiffs filed a consolidated amended complaint (the Consolidated Complaint) on January 7, 2005. The Consolidated Complaint names as defendants Messrs. Wang, Kumar, Zar, Artzt, D’Amato, Richards, Ranieri and Woghin; Messrs. Kaplan, Rivard and Silverstein; Michael A. McElroy; Messrs. McWade and Schwartz; Gary Fernandes; Robert E. La Blanc; Jay W. Lorsch; Kenneth Cron; Walter P. Schuetze; Messrs. de Vogel and Grasso; Roel Pieper; KPMG LLP; and Ernst & Young LLP. The Company is named as a nominal defendant. The Consolidated Complaint seeks from one or more of the defendants (1) for contribution towards the consideration the Company had previously agreed to provide current and former stockholders in settlement of certain class action litigation commenced against the Company and certain officers and directors in 1998 and 2002 (see “— Stockholder Class Action and Derivative Lawsuits Filed Prior to 2004”), (2) compensatory and consequential damages in an amount not less than $500 million in connection with the USAO and SEC investigations (see “— The Government Investigation — DPA Concluded”), (3) unspecified relief for violations of
Section 14(a) of the Exchange Act for alleged false and material misstatements made in the Company’s proxy statements issued in 2002 and 2003, (4) relief for alleged breach of fiduciary duty, (5) unspecified compensatory, consequential and

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(unaudited)
punitive damages based upon allegations of corporate waste and fraud, (6) unspecified damages for breach of duty of reasonable care, (7) restitution and rescission of the compensation earned under the Company’s executive compensation plan and (8) pursuant to Section 304 of the Sarbanes-Oxley Act, reimbursement of bonus or other incentive-based equity compensation and alleged profits realized from sales of securities issued by the Company. Although no relief is sought from the Company, the Consolidated Complaint seeks monetary damages, both compensatory and consequential, from the other defendants, including current or former employees and/or directors of the Company, E&Y and KPMG in an amount totaling not less than $500 million.
The consolidated derivative action was stayed pending resolution of the 60(b) Motions, which have been denied (see “— Stockholder Class Action and Derivative Lawsuits Filed Prior to 2004”). On February 1, 2005, the Company established a Special Litigation Committee of independent members of its Board of Directors to, among other things, control and determine the Company’s response to the Consolidated Complaint and the 60(b) Motions. On April 13, 2007, the Special Litigation Committee issued its reports, which announced the Special Litigation Committee’s conclusions, determinations, recommendations and actions with respect to the claims asserted in the Derivative Actions and in the 60(b) Motions. Also, in response to the Consolidated Complaint, the Special Litigation Committee served a motion which seeks to dismiss and realign the claims and parties in accordance with the Special Litigation Committee’s recommendations. As summarized in the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2007 and in the bullets below, the Special Litigation Committee concluded as follows:
• The Special Litigation Committee has concluded that it would be in the best interests of the Company to pursue certain of the claims against Charles Wang (CA’s former Chairman and CEO) and former officer Peter Schwartz.
• The Special Litigation Committee has concluded that it would be in the best interests of the Company to pursue certain of the claims against the former CA executives who have pled guilty to various charges of securities fraud and/or obstruction of justice — including David Kaplan (CA’s former head of Financial Reporting), Stephen Richards (CA’s former head of Worldwide Sales), David Rivard (CA’s former head of Sales Accounting), Lloyd Silverstein (CA’s former head of the Global Sales Organization), Steven Woghin (CA’s former General Counsel) and Ira Zar (CA’s former CFO). The Special Litigation Committee has determined and directed that these claims be pursued by CA using counsel retained by the Company, unless the Special Litigation Committee is able to successfully conclude its ongoing settlement negotiations with these individuals.
• The Special Litigation Committee has reached a settlement (subject to court approval) with Sanjay Kumar (CA’s former Chairman and CEO). ), Charles McWade (CA’s former head of Financial Reporting and business development) and Russell Artzt (currently Vice Chairman and Founder and a former CA Board member).
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
• The Special Litigation Committee has concluded that it would be in the best interests of the Company to seek dismissal of the claims against CA’s former independent auditor, E&Y, CA’s current independent auditors, KPMG, and former officer Michael McElroy (CA’s former senior vice president of the Legal department).

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(unaudited)
The Special Litigation Committee has served motions which seek dismissal of the Director Claims, the claims against E&Y and KPMG, Michael McElroy and certain other claims. In addition, the Special Litigation Committee has asked for the Federal Court’s approval for the Company to be realigned as the plaintiff with respect to claims against certain other parties, including Messrs. Wang and Schwartz.
By letter dated July 19, 2007, counsel for the Special Litigation Committee advised the Federal Court that the Special Litigation Committee had reached a settlement of the Derivative Litigation with two of the three derivative plaintiffs — Bert Vladimir, represented by Squitieri & Fearon, LLP, and Irving Rosenzweig, represented by Harwood Feffer LLP (formerly Wechsler Harwood LLP). In connection with the settlement, both of these plaintiffs have agreed to support the Special Litigation Committee’s motion to dismiss and to realign. CA has agreed to pay the attorney’s fees of Messrs. Vladimir and Rosenzweig in an amount up to $525,000 each. If finalized, this settlement would require approval of the Federal Court. On July 23, 2007, Ranger filed a letter with the Federal Court objecting to the proposed settlement. On October 29, 2007, the Federal Court denied the Special Litigation Committee’s motion to dismiss and realign, without prejudice to renewing said motion after a decision by the appellate court regarding the Federal Court’s decisions concerning the 60(b) motions (see “— Stockholder class Action and Derivative Lawsuits Filed Prior to 2004”).
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
Derivative Actions Filed in 2006
On August 10, 2006, a purported derivative action was filed in the Federal Court by Charles Federman against certain current or former directors of the Company (the 2006 Federman Action). On September 15, 2006, a purported derivative action was filed in the Federal Court by Bert Vladimir and Irving Rosenzweig against certain current or former directors of the Company (the 2006 Vladimir Action). By order dated October 26, 2006, the Federal Court ordered the 2006 Federman Action and the 2006 Vladimir Action consolidated. Under the order, the actions are now captioned CA, Inc. Shareholders’ Derivative Litigation Employee Option Action. On December 31, 2007, the Company informed the Federal Court that the parties have reached an agreement to settle the action. In connection with the settlement, CA has agreed to maintain for a period of not less than three years certain corporate governance practices, measures and policies. CA has also agreed to pay the attorney’s fees of Messrs. Vladimir and Rosenzweig in an amount up to $1 million in total. The parties plan to submit a stipulation of settlement and proposed order for the Federal Court’s approval.
Texas Litigation
On August 9, 2004, a petition was filed by Sam Wyly and Ranger against the Company in the District Court of Dallas County, Texas (the Ranger Governance Litigation), seeking to obtain a declaratory judgment that plaintiffs did not breach two separation agreements they entered into with the Company in 2002 (the 2002 Agreements). Plaintiffs seek to obtain this declaratory judgment in order to file a derivative suit on behalf of the Company (see “— Derivative Actions Filed in 2004”). On February 18, 2005, Mr. Wyly filed a separate lawsuit in the United States District Court for the Northern District of Texas (the Texas Federal Court) alleging that he is entitled to attorneys’ fees in connection with the original litigation filed in Texas. The two actions have been consolidated. On March 31, 2005, the plaintiffs amended their complaint to allege a claim that they were defrauded into entering the 2002 Agreements and to seek rescission of those agreements and damages. On September 1, 2005, the Texas Federal Court granted the Company’s motion to transfer the action to the Federal Court. On November 9, 2007, plaintiffs served a motion to reopen discovery for 90 days to permit unspecified additional

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(unaudited)
document requests and depositions. The Company served its opposition to plaintiffs’ motion on November 16, 2007. The Federal Court has not yet decided the motion.
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
On May 23, 2007, a lawsuit captioned The Bank of New York v. CA, Inc. et al., was filed in the Supreme Court of the State of New York, New York County. On December 21, 2007, CA, The Bank of New York, and the holders of a majority of the Notes reached a settlement of this litigation, as described in CA’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2008. The settlement became effective upon the signature of the Stipulation of Dismissal with Prejudice by Justice Ramos of the New York Supreme Court on January 3, 2008.
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
NOTE K — DIVESTITURES
Discontinued Operations: In November 2006, the Company sold its 70% interest in Benit Company, formerly known as Liger Systems Co. Ltd. (Benit), for approximately $3.3 million. The 70% interest sold represented all of the Company’s outstanding equity interest in Benit. Benit offered a wide range of corporate solution services in Korea, such as IT outsourcing, business integration services, enterprise solutions and IT service management. The sale was part of the Company’s Fiscal 2007 Plan, which included an estimated headcount reduction of 300 positions associated with consolidated subsidiaries considered to be joint ventures. Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has separately presented the results of Benit as a discontinued operation in the December 31, 2006 Consolidated Condensed Statement of Operations. For further information, refer to the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

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
OVERVIEW
CA, Inc. is one of the world’s largest providers of enterprise software. Our products and solutions are designed to help our customers govern, manage and secure information technology (IT) systems and services in highly complex computing environments.
We develop, acquire, and license software, which we sell as products or in multi-product solutions. Our products and solutions are designed to meet our corporate mission to unify and simplify the management of enterprise IT, and to enable our customers to better achieve measurable value from their IT investments. CA’s products can be used to govern, manage and secure a wide range of computing platforms. They are well suited to address the complexity endemic to mission critical IT environments, which are almost always composed of products from a variety of vendors. Considering the depth and breadth of our products, their ease of integration with existing customer technology investments, and our commitment to open standards and innovation, we believe our Enterprise IT Management (EITM) approach is unique to CA.
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
Most of our revenue is generated through subscription license agreements. Under these agreements our customers generally receive the right to use specified software products, the right to maintenance with respect to those products, and the right to receive and use unspecified future software products during the term of the license (usually approximately three years) for no additional fee. As required under generally accepted accounting principles (GAAP), revenue from such licenses is recognized on a ratable basis, i.e., on an even monthly basis throughout the term of the license. We refer to this as our “subscription model” and to the associated revenue as “subscription revenue.” We refer to the contract amount that has not yet been recognized as revenue as “deferred subscription value”. As revenue is ratably earned and recognized during the term of a subscription license, the deferred subscription value associated with the

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
license declines correspondingly. “New deferred subscription value” refers to the aggregate total amount that customers agree to pay under new or renewal subscription licenses, net of previous obligations, booked during a reporting period. Under our subscription licenses, customers typically pay us in annual installments. However, we may collect as much as the entire contract value at the outset of the license agreement.
A relatively small portion of our revenue is generated from licenses based on a perpetual revenue recognition model, under which the entire contract amount for software license fees is recognized as revenue at the outset of the license term (or “up-front”), and maintenance fees are recognized ratably over the term of the license. We also generate revenue through professional services we provide to our customers, primarily in connection with product implementations and education and training of customer employees in the use of our products and solutions.
For further discussion of our business and business model see our 2007 Annual Report on Form 10-K. For further discussion of our Critical Accounting Policies and Business Practices, see “Critical Accounting Policies and Business Practices”, which is included in “Item 2” of this Form 10-Q Report.
QUARTERLY UPDATE
•	In October 2007, CA announced the official opening of its India Technology Center (ITC) in Hyderabad. The state-of-the-art campus reflects the substantial investment CA has made in staffing the ITC’s research and development operations and sales departments. CA’s workforce in India now exceeds 1,600. The ITC team will take a lead role in advancing CA’s Enterprise IT Management (EITM) vision of unifying and simplifying IT management.

•	In October 2007, CA unveiled a comprehensive solution for empowering IT organizations to achieve their increasingly challenging and business-critical Governance, Risk and Compliance (GRC) objectives. The solution features CA’s GRC Manager, an innovative product that provides portfolio management of IT risks across the enterprise, as well as CA’s industry-leading IT control automation solutions.

•	In October 2007, CA announced new versions of five solutions for IBM z/OS that strengthen and automate the protection of corporate IT resources, while helping with legal and regulatory compliance.

•	In November 2007, CA announced CA IAM r12, a major new version of its identity and access management solution that helps customers more securely and efficiently enable their businesses with service oriented architecture (SOA) and Web services.

•	In November 2007, CA and HCL Technologies (HCL) announced an agreement in principle to establish a strategic partnership in which HCL will assume all research and product development connected with CA’s threat management security business. CA will retain all sales and marketing functions. The agreement is expected to be finalized in the fourth quarter of fiscal year 2008.

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
PERFORMANCE INDICATORS
Management uses several quantitative performance indicators to assess our financial results and condition. Following is a summary of the principal quantitative performance indicators that management uses to review performance:

	For the Three Months
	Ended December 31,			Percent
	2007	2006	Change	Change
	(dollars in millions)
Total revenue	$1,100	$1,002	$98	10%
Subscription revenue	$894	$773	$121	16%
New deferred subscription value (direct) [1]	$1,022	$1,329	$(307)	(23)%
New deferred subscription value (indirect)	$32	$53	$(21)	(40)%
Weighted average license agreement duration in years (direct)	3.16	3.74	(0.58)	(16)%
Cash provided by operating activities	$233	$587	$(354)	(60)%
Income from continuing operations, net of taxes	$163	$52	$111	213%

	For the Nine Months
	Ended December 31,			Percent
	2007	2006	Change	Change
	(dollars in millions)
Total revenue	$3,192	$2,938	$254	9%
Subscription revenue	$2,581	$2,274	$307	14%
New deferred subscription value (direct) [1]	$2,486	$2,215	$271	12%
New deferred subscription value (indirect)	$104	$140	$(36)	(26)%
Weighted average license agreement duration in years (direct)	3.21	3.36	(0.15)	(4)%
Cash provided by operating activities	$413	$547	$(134)	(25)%
Income from continuing operations, net of taxes	$429	$141	$288	204%

			Change		Change
	Dec. 31,	March 31,	From	Dec. 31,	From Prior
	2007	2007	Year End	2006	Year Quarter
	(dollars in millions)
Cash, cash equivalents and marketable securities[2]	$2,078	$2,280	$(202)	$1,842	$236
Total debt	$2,575	$2,583	$(8)	$2,585	$(10)

Cash to be collected — current [3]	$2,785	$2,519	$266	$2,645	$140
Cash to be collected — noncurrent [3]	$1,703	$1,710	$(7)	$1,743	$(40)
Aggregate deferred subscription value	$5,982	$5,800	$182	$5,635	$347
Deferred subscription revenue (collected)	$2,079	$2,248	$(169)	$1,938	$141

[1]	Includes our one-tier channel business

[2]	For December 31, 2007, March 31, 2007 and December 31, 2006 marketable securities were approximately $1 milllion, $5 million and $9 million, respectively.

[3]	Refer to the “Reconciliation of Amounts to be Collected to Accounts Receivable” discussion in the “Liquidity and Capital Resources” section for additional information
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
New Deferred Subscription Value — New deferred subscription value (“NDSV”) is the aggregate incremental amount we expect to collect from our customers over the terms of the underlying subscription license agreements entered into during a reporting period. NDSV includes amounts expected to be collected from contracts entered into during a reporting period for the sale of products to distributors, resellers and value-added-resellers (“VARs”) where the contracts incorporate the right of end-users to receive unspecified future software products. These amounts will be recognized ratably as subscription revenue over the applicable software license terms. NDSV typically excludes the value associated with up-front or “perpetual” based licenses, maintenance-only license agreements, license-only indirect sales, and professional services arrangements. It also includes that portion of bundled maintenance or unamortized discounts that are converted into subscription revenue upon renewal of contracts, which prior to renewal were based on the up-front model.
The license agreements that contribute to new deferred subscription value represent binding payment commitments by customers over periods generally up to approximately three years. The amount of new deferred subscription value recorded in a quarter is impacted by the volume and amount of contracts renewed during the quarter. Typically, our new deferred subscription value increases in each consecutive quarter during a fiscal year, with the first quarter being the weakest and the fourth quarter being the strongest. However, as we make efforts to improve the balance of the distribution of our contract renewals throughout the fiscal year, new deferred subscription value may not always follow the pattern of increasing in consecutive quarters during a fiscal year, and the quarter to quarter differences in new deferred subscription value may be more moderate. Additionally, changes in new deferred subscription value, relative to previous periods, do not necessarily correlate to changes in billings or cash receipts, relative to previous periods. The contribution to current period revenue from new deferred subscription value from any single license agreement is relatively small, since revenue is recognized ratably over the applicable license agreement term.
Weighted Average License Agreement Duration in Years — The weighted average license agreement duration in years for our direct business reflects the duration of all software licenses executed during a period, weighted to reflect the contract value of each individual software license. The weighted average duration is impacted by the number and dollar amounts of contracts renewed during the period, and therefore may change from period to period and will not necessarily correlate to the prior year periods. If the weighted average life of our subscription license agreements remains constant, an increase in deferred subscription value will ultimately result in an increase in subscription revenue in future periods.
Annualized new deferred subscription value represents the annual amount of new deferred subscription value to be recognized as subscription revenue from our direct business in future years based on the weighted average duration of the underlying contracts. It is calculated by dividing the total value of all new term-based software license agreements entered into during a period in our direct business by the weighted average life of all such license agreements recorded during the same period. The annualized new deferred subscription value measures the revenue to be realized on an annual basis from the contracts signed.
Deferred Subscription Value — Under our subscription model, the portion of the license contract value that has not yet been earned and recognized as revenue constitutes what we refer to as deferred subscription value. As revenue from subscription license agreements is ratably recognized, it is reported as “Subscription revenue” on our Consolidated Condensed Statements of Operations.
Deferred Subscription Revenue (collected) — Under our subscription model, customers typically pay in annual installments, often with at least one installment due at contract execution for a portion of the total contract value. To the extent a customer’s payment precedes the ratable recognition of revenue under our subscription model, the amounts are reported on our Consolidated Condensed Balance Sheets as a liability entitled either “Deferred subscription revenue (collected) – current” or “Deferred subscription revenue (collected) – noncurrent”, depending on when the related revenue is expected to be recognized (i.e., within the next twelve months or subsequent to the next twelve months).
In some instances, rather than receive amounts directly from the customer, we may choose to transfer our financial interest in future committed installments under subscription license agreements to a third-party financing institution. In such instances, we initially recognize a liability associated with the receipt of the cash from the financing institution entitled “Financing obligations (collected)” on our Consolidated Condensed Balance Sheets. The liability is classified as current and/or noncurrrent depending on the timing of the customer’s expected payments to the financing institution. As amounts become payable by the customer to the financing institution, we relieve our liability to the financing institution and recognize the previously financed amount as “Deferred subscription revenue (collected)” on our Consolidated Condensed Balance Sheets.
RESULTS OF OPERATIONS
Revenue:
The following table presents changes in the reported revenue line items on our Consolidated Condensed Statement of Operations for the three and nine-month periods ended December 31, 2007 and 2006 measured by Dollar Change, Percentage of Dollar Change, and Percentage of Total Revenue. These comparisons of past financial results are not necessarily indicative of future results.

	For the Three Months Ended December 31,
				Percentage	Percentage
			Dollar	of	of
			Change	Dollar	Total
	Revenue		2007/	Change	Revenue
	2007	2006	2006	2007/2006	2007	2006
	(dollars in millions)
Revenue
Subscription revenue	$894	$773	$121	16%	81%	77%
Professional services	92	93	(1)	(1)	8	9
Maintenance	74	100	(26)	(26)	7	10
Software fees and other	40	36	4	11	4	4

Total revenue	$1,100	$1,002	$98	10%	100%	100%

	For the Nine Months Ended December 31,
				Percentage	Percentage
			Dollar	of	of
			Change	Dollar	Total
	Revenue		2007/	Change	Revenue
	2007	2006	2006	2007/2006	2007	2006
	(dollars in millions)
Revenue
Subscription revenue	$2,581	$2,274	$307	14%	81%	77%
Professional services	280	258	22	9	9	9
Maintenance	230	306	(76)	(25)	7	10
Software fees and other	101	100	1	1	3	4

Total revenue	$3,192	$2,938	$254	9%	100%	100%

Total Revenue
As more fully described below, the increase in total revenue for both the three and nine-month periods ended December 31, 2007 was primarily due to growth in subscription revenue. These increases were partly offset by declines in maintenance. Total revenue was favorably impacted by foreign exchange of approximately $54 million and $109 million for the three and nine-month periods ended December 31, 2007, respectively.

Subscription Revenue
Subscription revenue represents revenue that was ratably recognized during the period from subscription license agreements that were in effect during the period. Subscription revenue also includes maintenance revenue that is bundled with, and not separately identifiable from, product sales in our subscription license agreements.
For the quarter ended December 31, 2007, subscription revenue associated with sales made directly to our end-user customers, which we define as our direct business, was approximately $814 million compared to approximately $711 million in the comparable prior year quarter. Sales made through our channel partners, which we define as our indirect business, contributed approximately $80 million to subscription revenue compared to $62 million in the comparable prior year period. The increase was primarily attributable to a favorable impact from foreign exchange, as well as previous growth in our one-tier channel business and higher subscription revenue associated with an increase in deferred subscription value from contracts executed in the prior periods.
Subscription revenue for the nine-month periods ended December 31, 2007 associated with our direct and indirect businesses contributed approximately $2.3 billion and $235 million, respectively, as compared to $2.1 billion and $162 million, respectively for the comparable prior year period. The increases for the nine-month period are primarily attributable to the same factors as those described above for the third quarter.
For the three and nine-month periods ended December 31, 2007, we added new deferred subscription value related to our direct business of $1.02 billion and $2.49 billion, respectively, as compared with $1.33 billion and $2.21 billion, respectively for the comparable prior year periods. The decrease for the three months ended December 31, 2007 was principally due to the timing and size of several large contracts renewed in the third quarter of fiscal year 2007. For the nine months ended December 31, 2007, the increase is principally attributable to management’s more disciplined approach to improving yields on enterprise renewals and our efforts to reduce bookings seasonality in our renewal portfolio throughout our fiscal year. We believe that reducing the seasonality of our bookings will help us improve our contract terms. While we continue to expect full year growth in new deferred subscription value, we believe our efforts to reduce its seasonality may result in lower new deferred subscription value during the fourth quarter of fiscal year 2008 as compared to the fourth quarter of fiscal year 2007. During the third quarter of fiscal year 2008, we renewed sixteen license agreements with contract values in excess of $10 million each, for an aggregate contract value of approximately $303 million. This is compared to the third quarter in the prior fiscal year, when eighteen license agreements were executed with contract values in excess of $10 million each, for an aggregate contract value of approximately $700 million.
For the quarter ended December 31, 2007, the weighted average contract length declined to 3.16 years from 3.74 years for the quarter ended December 31, 2006. For the nine months ended December 31, 2007, the weighted average contract length declined to 3.21 years from 3.36 years in the comparable prior year period. These declines are attributable to several large contracts executed in the prior fiscal year with contract terms longer than the historical averages, including one contract executed in the third quarter of fiscal year 2007 in excess of $100 million and a contract length of approximately seven years. The annualized new deferred subscription value for the third quarter of fiscal year 2008 decreased approximately $32 million, or 9%, as compared with the comparable prior year period, to $323 million also primarily due to several large contracts executed in the third quarter of fiscal year 2007.
With respect to our indirect business, we added new deferred subscription value of $32 million for the third quarter of fiscal year 2008, as compared with $53 million in the comparable prior year period. For the nine-month periods ended December 31, 2007 and 2006, we added new deferred subscription value for our indirect business of approximately $104 million and $140 million, respectively. The decline in new deferred subscription value for the indirect business was principally the result of certain channel or “commercial” products being recognized on a perpetual or up-front basis during the third quarter of fiscal year 2008. See the discussion on “Software Fees and Other” for further information on perpetual or up-front revenue.
Professional Services
Professional services revenue was relatively consistent in the quarter ended December 31, 2007 as compared to the prior year quarter. The increase in professional services revenue for the nine-months ended December 31, 2007 was attributable to professional service engagements relating to product implementations associated with recently acquired products, growth in security software engagements which utilize Access Control and Identity Management solutions, growth in IT Service and Asset Management solutions, and project and portfolio management services tied to Clarity solutions.
Maintenance
Maintenance represents revenue associated with providing customer technical support and access to software fixes and upgrades which is separately identifiable from software usage fees. The decrease in maintenance revenue for the three and nine-month periods ended December 31, 2007 was primarily attributable to the increased number of license agreements under our subscription model, where maintenance is bundled with product sales. We are unable to quantify the impact on maintenance revenue from the increase in subscription license agreements.
Software Fees and Other
Software fees and other revenue primarily consist of revenue that is recognized on an up-front basis. This includes revenue generated through transactions with distribution and original equipment manufacturer (OEM) channel partners (sometimes referred to as our “indirect” or “channel” revenue) and certain revenue associated with new or acquired products sold on an up-front or perpetual basis. Also included is financing fee revenue, which results from the discounting of product sales recognized on a perpetual or up-front basis with extended payment terms to present value. Revenue recognized on an up-front or perpetual basis results in higher revenue for the period than if the same revenue had been recognized ratably under our subscription model.
With respect to revenue from newly acquired products where Vendor Specific Objective Evidence (VSOE) of fair value has been established, our practice has been to record revenue initially on the acquired company’s systems, generally under a perpetual or up-front model. Within the first fiscal year after the acquisition, new licenses for such products have historically been executed under our subscription model, which incorporates the right to receive unspecified future software products and therefore re quires the associated revenue to be recognized ratably. Earlier in fiscal year 2008, we decided that some new and renewal contracts for newly developed and recently acquired products will be sold, or continue to be sold, on a perpetual or up-front model and will not include the right to unspecified future software products. As such, software license fees from these contracts will continue to be recognized as “Software fees and other.”
Additionally, in the second quarter of fiscal year 2008, we decided that certain channel or “commercial” products sold through two-tier distributors will no longer entitle the customer to receive unspecified future software products. As such, license revenue from these sales where we have established VSOE for maintenance will be recognized on a perpetual or up-front basis using the residual method and reflected as “Software fees and other”. Maintenance revenue from such sales will be deferred and recognized ratably and be reported as “Maintenance revenue”. For the three and nine months ended December 31, 2007, revenue from our indirect business was favorably impacted by approximately $6 million and $18 million, respectively, due to this change.
The increase in software fees and other revenue for the three months ended December 31, 2007 is principally due to higher revenue from sales of indirect or channel products and was partly offset by lower revenue from acquisitions which had transitioned to our business model. For the nine months ended December 31, 2007, these increases were mostly offset by declines due to the transition of acquired product sales to our subscription model, and a decline in financing fees.
For the three and nine-month periods ended December 31, 2007, we recorded revenue on an up-front basis, relating to acquisitions, of approximately $11 million and $22 million, respectively, as compared with approximately $13 million and $30 million, respectively, for the comparable prior year periods. For the three and nine-month periods ended December 31, 2007, we recorded revenue on an up-front basis from our indirect business of approximately $20 million and $51 million, respectively, as compared with approximately $12 million and $32 million, respectively, for the comparable prior year periods.

Total Revenue by Geography
The following table presents the revenue earned from the United States and international geographic regions and corresponding percentage changes for the three and nine-month periods ended December 31, 2007 and 2006, respectively. These comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended December 31,
	(dollars in millions)
					Dollar	Percentage
	2007	%	2006	%	Change	Change
United States	$558	51%	$536	53%	$22	4%
International	542	49%	466	47%	76	16%

	$1,100	100%	$1,002	100%	$98	10%

	Nine Months Ended December 31,
	(dollars in millions)
					Dollar	Percentage
	2007	%	2006	%	Change	Change
United States	$1,664	52%	$1,581	54%	$83	5%
International	1,528	48%	1,357	46%	171	13%

	$3,192	100%	$2,938	100%	$254	9%

Revenue in the United States increased by approximately $22 million, or 4%, and $83 million, or 5%, respectively, for the three and nine-month periods ended December 31, 2007 as compared with the prior year comparable periods. The increase was primarily due to growth from acquisitions and higher subscription revenue resulting from subscription licenses executed in prior periods. International revenue increased by approximately $76 million, or 16%, and $171 million, or 13%, respectively for the three and nine-month periods ended December 31, 2007, principally due to the favorable impacts from foreign exchange as well as higher subscription revenue associated with an increase in deferred subscription value from contracts executed in prior periods, particularly in Europe, Middle East and Asia.
Pricing changes do not have a material impact on revenue in a given period as a result of our ratable subscription model.

Expenses:
The following tables present expenses for the three and nine-month periods ended December 31, 2007 and 2006, the period over period dollar change in expenses, the percentage dollar changes, and expenses as a percentage of total revenue. These comparisons of financial results are not necessarily indicative of future results.

	For the Three Months Ended December 31,
			Amount of	Percentage	Percentage
			Dollar	of	of
			Change	Dollar	Total
	Expense		2007/	Change	Revenue
	2007	2006	2006	2007/2006	2007	2006
	(dollars in millions)
Expenses
Cost of professional services	$87	$81	$6	7%	8%	8%
Costs of licensing and maintenance	63	60	3	5	6	6
Amortization of capitalized software costs	29	83	(54)	(65)	3	8
Selling, general and administrative	464	479	(15)	(3)	42	48
Product development and enhancements	133	132	1	1	12	13
Depreciation and amortization of other intangible assets	40	36	4	11	4	4
Other expense , net	13	4	9	225	1	—
Restructuring and other	22	32	(10)	(31)	2	3

Total expenses before interest and income taxes	851	907	(56)	(6)	77	91
Interest expense, net	$10	$25	$(15)	(60)%	1%	2%

	For the Nine Months Ended December 31,
			Amount of	Percentage	Percentage
			Dollar	of	of
			Change	Dollar	Total
	Expense		2007/	Change	Revenue
	2007	2006	2006	2007/2006	2007	2006
	(dollars in millions)
Expenses
Cost of professional services	$265	$228	$37	16%	8%	8%
Costs of licensing and maintenance	195	177	18	10	6	6
Amortization of capitalized software costs	87	271	(184)	(68)	3	9
Selling, general, and administrative	1,386	1,425	(39)	(3)	43	49
Product development and enhancements	383	406	(23)	(6)	12	14
Depreciation and amortization of other intangible assets	117	107	10	9	4	4
Other expense (gains), net	8	(13)	21	(162)	—	—
Restructuring and other	47	101	(54)	(53)	2	3
Charge for in-process research and development costs	—	10	(10)	(100)	—	—

Total expenses before interest and income taxes	2,488	2,712	(224)	(8)	78	92
Interest expense, net	$37	$45	$(8)	(18)%	1%	2%
Note — amounts may not add to their respective totals due to rounding

Cost of Professional Services
Cost of professional services consists primarily of the personnel-related costs associated with providing professional services and training to customers. The increase in cost of professional services for the three- and nine-month periods ended December 31, 2007 was primarily due to higher personnel costs for additional staff during the three-month period, as well as an increase in the use of external consultants during the nine-month period.
Costs of Licensing and Maintenance
Costs of licensing and maintenance includes technical support costs (previously reported as part of “Product development and enhancements”), royalties (previously reported as part of “Commissions, royalties and bonuses”), and other manufacturing and distribution costs (previously included within “Selling, general, and administrative”). The remaining amounts previously reported under “Commissions, royalties and bonuses” have been included with “Selling, general and administrative” expenses. The increase in costs of licensing and maintenance for the three and nine-month periods ended December 31, 2007 was primarily due to increased technical support costs for enhanced support agreements we sell to our customers and increases due to foreign currency translation.
Amortization of Capitalized Software Costs
Amortization of capitalized software costs consists of the amortization of both purchased software and internally generated capitalized software development costs. Internally generated capitalized software development costs relate to new products and significant enhancements to existing software products that have reached the technological feasibility stage. The decline in amortization of capitalized software costs for the three and nine-month periods ended December 31, 2007 was principally due to the full amortization of certain capitalized software costs related to prior acquisitions.
Selling, General and Administrative (SG&A)
Despite an adverse impact of approximately $30 million from foreign currency translation, SG&A declined in the three-month period ended December 2007 from the prior year period by approximately $15 million. Excluding the negative impacts from foreign currency translation, the principal reasons for the reduction in expenses included reduced personnel and office costs, mostly due to savings realized in connection with the fiscal 2007 cost reduction and restructuring plan (the Fiscal 2007 Plan), and lower promotion costs. In addition, bonuses were approximately $9 million lower for the three months ended December 31, 2007, than for the comparable prior fiscal year period primarily due to acquisition related retention bonuses accrued in the third quarter of fiscal year 2007 that did not recur in fiscal year 2008. Offsetting these declines was an approximate $6 million increase in bad debt expense, and an increase in sales commissions of approximately $5 million. Sales commissions are expensed in the period in which they are earned by employees, which is typically upon the signing of a contract.
The decline in SG&A for the nine months ended December 31, 2007 was primarily attributable to lower personnel, office, and advertising costs, principally due to the same reasons noted above. Accrued annual bonuses were approximately $6 million lower for the nine months ended December 31, 2007, than for the comparable prior fiscal year period. Additionally, fees from professional service providers declined approximately $12 million on a constant currency basis partially due to reduced costs related to our enterprise resource planning (ERP) system. Partially offsetting the declines was an increase in the provision for bad debts of approximately $20 million principally due to amounts deemed uncollectible from professional service accounts receivable and higher sales commissions of approximately $16 million.
Product Development and Enhancements
For the quarters ended December 31, 2007 and 2006, product development and enhancement expenditures represented approximately 12% and 13%, of total revenue in each quarterly period, respectively. During the third quarter of fiscal year 2008, we continued to focus on and invest in product development and enhancements for emerging technologies and products from our recent acquisitions, as well as a broadening of our enterprise product offerings.
Product development and enhancement expenditures for the nine-month period ended December 31, 2007 and 2006 represented approximately 12% and 14% of total revenue, respectively, for each of the nine-month periods.
Depreciation and Amortization of Other Intangible Assets
The increase in depreciation and amortization of other intangible assets for the three and nine-month periods ended December 31, 2007 was primarily due to the amortization of intangibles recognized in conjunction with recent acquisitions and costs capitalized in connection with our continued investment in our ERP system.
Other Expenses (gains), net
Other expenses (gains), net includes gains and losses attributable to divested assets, certain foreign currency exchange rate fluctuations, and certain other infrequent events. For the three and nine-month periods ended December 31, 2007, we recorded foreign exchange gains of approximately $1 million and $19 million, respectively. Additionally, we incurred expenses associated with litigation claims for the three and nine-month periods ended December 31, 2007 of approximately $16 million and $29 million, respectively. Included in the costs for litigation claims was a charge of approximately $14 million representing the present value of the obligation to pay additional amounts in connection with a settlement agreement on our Senior Notes due in 2014. In the first nine months of fiscal year 2007, we recognized a gain of approximately $14 million associated with the sale of marketable securities.
Restructuring and Other
For the first nine months of fiscal year 2008, we recorded restructuring charges of approximately $27 million for severance and other termination benefits and facility closures principally related to the Fiscal 2007 Plan. Approximately $10 million of these charges were recorded in the third quarter of fiscal year 2008. The total cost of the Fiscal 2007 Plan is currently expected to be approximately $200 million, most of which is expected to be recognized by the end of fiscal year 2008. The Fiscal 2007 Plan’s objectives include a workforce reduction, global facilities consolidations and other cost reduction initiatives. Cumulatively under the plan, we have incurred approximately $174 million of expenses, of which approximately $68 million remains unpaid at December 31, 2007. The severance portion of the remaining liability balance is included in the “Salaries, wages and commissions” line on the Consolidated Condensed Balance Sheets. The facilities portion of the remaining liability balance is included in “Accrued expenses and other current liabilities” on the Consolidated Condensed Balance Sheets. Final payment of these amounts is dependent upon settlement with the works councils in certain international locations and our ability to negotiate lease terminations.

During the first nine months of fiscal year 2008 we incurred approximately $9 million in legal fees in connection with matters under review by the Special Litigation Committee, composed of independent members of the Board of Directors. Approximately $7 million of these charges were recorded in the third quarter of fiscal year 2008. In the third quarter of fiscal year 2008, we recorded impairment charges of approximately $4 million, including approximately $2 million for a product that was discontinued. During the first nine months of fiscal year 2008 we recorded an approximate $4 million loss related to the sale of an investment in marketable securities associated with the closure of an international location.
Interest Expense, net
The decrease in interest expense, net, for the three month period ended December 31, 2007 was primarily due to an increase in average cash balances during the quarter, as compared with the prior year quarter. The decrease in interest expense, net, for the nine-month periods ended December 31, 2007 was primarily due to the same reasons noted above. Refer to the “Liquidity and Capital Resources” section of this MD&A for additional information concerning our current debt positions.
Income Taxes
Our income tax expense for the three and nine-month periods ended December 31, 2007 was approximately $76 million and $238 million, respectively. By comparison, our income tax expense for the corresponding periods in our prior fiscal year was approximately $18 million and $40 million, respectively. For the three and nine-month periods ended December 31, 2007, our income tax provision included charges of approximately $12 million and $23 million, respectively, associated with certain corporate income tax rate reductions enacted in various non-US tax jurisdictions during such periods (with corresponding impacts on our net deferred tax assets). In addition, our income tax provision for the three and nine-month periods ending December 31, 2007 included a credit of approximately $7 million and a net charge of approximately $3 million, respectively, resulting from adjustments related to certain prior year non-US tax provisions. Also included in our income tax provision for the quarter ended December 31, 2007 was an approximately $8 million tax benefit resulting from the release of valuation allowances on deferred tax assets residing with our Asia-Pacific subsidiaries. For the three-month period ended December 31, 2006, the tax provision included a net benefit of approximately $5 million, primarily arising from a revision of our estimated Section 199 manufacturing deduction. For the nine-month period ending December 31, 2006, the tax provision included a net benefit of approximately $18 million, primarily arising from the resolution of certain international and U.S. tax contingencies.
On April 1, 2007, we adopted FIN 48, which sets forth a comprehensive model for financial statement recognition, measurement, presentation and disclosure of “uncertain tax positions” taken or expected to be taken in income tax returns. For further information, see Note A, “Basis of Presentation” in the notes to the Consolidated Condensed Financial Statements. As a result of our adoption FIN 48, there was an increase to retained earnings of approximately $11 million and a corresponding decrease to tax liabilities. Upon adoption on April 1, 2007, the liability for income taxes associated with uncertain tax positions was approximately $282 million and the deferred tax assets arising from such uncertain tax positions (from interest and state income tax deductions) was approximately $48 million. If the unrecognized tax benefits associated with these positions are ultimately recognized, they would primarily affect our effective tax rate and our Stockholders’ Equity. In addition, consistent with the provisions of FIN 48, we reclassified approximately $243 million of income tax liabilities from current to non-current liabilities as of April 1, 2007, because the cash payment of such liabilities was not anticipated to occur within one year of the balance sheet date. All non-current income tax liabilities are recorded in the “Federal, state and foreign income taxes payable – noncurrent” line in the Consolidated Condensed Balance Sheets.
LIQUIDITY AND CAPITAL RESOURCES
Our cash balances, including cash equivalents and marketable securities, are held in numerous locations throughout the world, with approximately 61% residing outside the United States at December 31, 2007. Cash and cash equivalents totaled approximately $2.08 billion at December 31, 2007, representing a decline of $202 million from the March 31, 2007 balance of approximately $2.28 billion. The primary reason for the decline was the $500 million Accelerated Share Repurchase program executed in June 2007. See “Liquidity and Capital Resources”, Share repurchases, Stock Option Exercises and Dividends, for additional information.

Sources and Uses of Cash
Cash provided by continuing operating activities was $413 million and $547 million for the nine-month periods ended December 31, 2007 and 2006, respectively. Cash provided by or used in operating activities is impacted by the timing and amount of customer receipts, vendor disbursements, payroll and tax payments. For the nine-month period ended December 31, 2007, accounts receivable, net of changes in the allowance for doubtful accounts, deferred subscription and maintenance revenue and financing obligations, increased approximately $190 million, compared to a decrease in the comparable prior year period of approximately $227 million. For the nine-month period ended December 31, 2007, accounts payable, accrued expenses and other liabilities declined approximately $91 million compared to a decline in the comparable prior year period of approximately $107 million. Accounts payable declined more significantly in the prior fiscal year principally as a result of management’s determination that its payable cycle had exceeded an optimal level and that the accounts payable balance should be reduced. For the third quarter of fiscal year 2008 as compared the prior year period, cash flow was negatively affected by an investment in working capital, the majority of which the Company expects to recover in the fourth quarter of 2008.
Under our subscription licenses, customers generally make installment payments over the term of the agreement for the right to use our software products and receive product support, software fixes and new products when available. The timing and actual amounts of cash received from committed customer installment payments under any specific license agreement can be impacted by several factors, including the time value of money and the customer’s credit rating. Often, the amount received is the result of direct negotiations with the customer when establishing pricing and payment terms. In certain instances, the customer negotiates a price for a single up-front installment payment and seeks its own internal or external financing sources. In other instances, we may assist the customer by arranging financing on their behalf through a third-party financial institution. Although the terms and conditions of the financing arrangement have been negotiated by us with the financial institution, the decision of whether to enter into these types of financing arrangements remains at the customer’s discretion. Alternatively, we may decide to transfer our rights and title to the future committed installment payments due under the license agreement to a third-party financial institution in exchange for a cash payment. In these instances, the license agreements signed by the customer may contain provisions that allow for the assignment of our financial interest without customer consent. Once transferred, the future committed installments are payable by the customer to the third-party financial institution. Whether the future committed installments have been financed directly by the customer with our assistance or by the transfer of our rights and title to future committed installments to a third-party financial institution, such financing agreements may contain limited recourse provisions with respect to our continued performance under the license agreements. Based on our historical experience, we believe that any liability which may be incurred as a result of these limited recourse provisions will be immaterial.
Deferred subscription revenue (collected) and Financing obligations (collected) represent the amount of cash received from subscription license agreements in advance of revenue recognition. Included in these lines are amounts received as a result of single installments for the entire contract value, or a substantial portion of the contract value, rather than being invoiced and collected over the term of the license agreement. Amounts received in the current period that are attributable to later years of a license agreement from either a customer or third-party financing institution have a positive impact in the current period on billings and cash provided by continuing operating activities. Accordingly, to the extent such collections are attributable to the later years of a license agreement, billings and cash provided by operating activities during the license’s later years will be lower than if the payments were collected as installment payments over the license term.
The aggregate balance of “Deferred subscription revenue (collected), current” and “Deferred subscription revenue (collected), noncurrent” declined approximately $169 million, or 8%, to $2.08 billion at December 31, 2007, while the aggregate balance of “Financing obligations (collected), current” and “Financing obligations (collected), noncurrent” decreased approximately $39 million to approximately $63 million as of December 31, 2007. We are unable to quantify the incremental amount of cash received from single installments above what would otherwise have been received if the installments were billed over the respective terms of the agreements. We are also unable to predict the amount of cash to be collected from single installments for the entire contract value, or a substantial portion of the contract value, under new or renewed license agreements to be executed in future periods.
For the third quarter of fiscal year 2008, gross receipts related to single installments for the entire contract value, or a substantial portion of the contract value, were approximately $103 million, compared to approximately $284 million in the comparable prior year period. The decrease was principally due to a decline in the number and the aggregate amount of single installment contracts executed and billed within the quarter. Included in the collections from single installments for the third quarter of fiscal year 2008 were transactions financed through third parties of approximately $40 million. We did not transfer our financial interest in any committed payments to a third-party financial institution during the third quarter of fiscal year 2008. For the third quarter of fiscal year 2008, five customers each represented more than 15% of the gross receipts from single installment payments.
For the nine-month period ended December 31, 2007, gross receipts related to single installments for the entire contract value, or a substantial portion of the contract value, were approximately $351 million, as compared to approximately $493 million in the comparable prior year period. The $142 million decrease was principally due to lower collections during the current fiscal year from single installment contracts billed in the prior fiscal year which declined approximately $83 million, to approximately $7 million in fiscal year 2008. Also contributing to the decrease was a decline in the aggregate amount of single installment contracts executed and billed within the current fiscal year which resulted in lower collections of approximately $59 million. Included within the collections from single installments for the first nine months of fiscal year 2008 were transactions financed through third parties of approximately $171 million and receipts from the transfer of our financial interest in committed payments to a third-party financial institution of approximately $14 million. For the nine-month period ended December 31, 2007, one customer represented more than 15% of the gross receipts from single installment payments.
In any quarter, we may receive payments in advance of the contractually committed date on which the payments were otherwise due. In limited circumstances, we may offer discounts to customers to ensure payment in the current period of invoices which have been billed, but which might not otherwise be paid until a subsequent period because of payment terms or other factors. Any such discounts offered in the third quarter of fiscal year 2008 were not significant.
Our estimate of the fair value of net installment accounts receivable recorded under our prior business model approximates carrying value. Amounts due from customers under our subscription model are offset by deferred subscription value related to these license agreements, leaving no or minimal net carrying value on the balance sheet for such amounts. The fair value of such amounts may exceed this carrying value but cannot be practically assessed since there is no existing market for a pool of customer receivables with contractual commitments similar to those owned by us. The actual fair value of these amounts may not be known until these amounts are sold, securitized or collected. Although these customer license agreements commit the customer to payment under fixed schedules, the agreements are considered executory in nature due to our ongoing commitment to provide unspecified future products as part of the agreement terms.
We can estimate the total amounts to be billed or collected at the conclusion of a reporting period. Amounts we expect to bill within the next twelve months at December 31, 2007 increased by approximately $256 million to approximately $1.93 billion from the end of the prior fiscal year primarily due to the reduction in receipts of single installments of the total contract value or a substantial portion of the contract value as compared to the prior year period. Amounts we expect to bill beyond the next 12 months decreased by approximately $11 million to $1.70 billion. The estimated amounts expected to be collected and a reconciliation of such amounts to the amounts we recorded as accounts receivable are as follows:

Reconciliation of Amounts to be Collected to Accounts Receivable

	December 31,	March 31,
	2007	2007
Current:	(in millions)
Accounts receivable	$823	$779
Other receivables	80	101
Amounts to be billed within the next 12 months — business model	1,821	1,525
Amounts to be billed within the next 12 months — prior business model	106	146
Less: allowance for doubtful accounts	(45)	(32)

Net amounts expected to be collected — current	2,785	2,519

Less:
Unamortized discounts	(29)	(32)
Unearned maintenance	(39)	(40)
Deferred subscription revenue — current, billed	(564)	(567)
Deferred subscription value — current, uncollected	(743)	(362)
Deferred subscription value — noncurrent, uncollected, Related to current accounts receivable	(1,078)	(1,163)

Trade and installment accounts receivable — current, net	$332	$355

Noncurrent:
Amounts to be billed beyond the next 12 months — business model	$1,455	$1,358
Amounts to be billed beyond the next 12 months — prior business model	249	357
Less: allowance for doubtful accounts	(1)	(5)

Net amounts expected to be collected — noncurrent	1,703	1,710

Less:
Unamortized discounts	(7)	(18)
Unearned maintenance	(10)	(3)
Deferred subscription value — noncurrent, uncollected	(1,455)	(1,358)

Installment accounts receivable — noncurrent, net	231	331

Total accounts receivable, net	$563	$686

	December 31,	March 31,
	2007	2007
Deferred Subscription Value:	(in millions)
Deferred subscription revenue (collected) — current	$1,580	$1,753
Deferred subscription revenue (collected) — noncurrent	499	495
Deferred subscription revenue current, billed	564	567
Deferred subscription value — current, uncollected	743	362
Deferred subscription value — noncurrent, uncollected, related to current accounts receivable	1,078	1,163
Deferred subscription value — noncurrent, uncollected	1,455	1,358
Financing obligation (collected) — current	50	63
Financing obligations (collected) — noncurrent	13	39

Aggregate deferred subscription value balance	$5,982	$5,800

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
First Nine Months Comparison — Fiscal Year 2008 versus Fiscal Year 2007
Operating Activities:
Cash provided by operating activities for the first nine months of fiscal year 2008 was $413 million, representing a decline of approximately $134 million as compared to the comparable prior year period. The primary reason for the decline was lower cash collections from customers of approximately $186 million, principally due to a decline in the level of single installment contracts. In addition, the decline was also attributable to higher disbursements for restructuring of approximately $15 million and a disbursement to settle intellectual property claims asserted in an arbitration dispute of approximately $16 million during the first quarter of fiscal year 2008. Partially offsetting the above were lower disbursements to vendors and lower payroll related disbursements of approximately $84 million.
Investing Activities:
Cash used in investing activities for the first nine months of fiscal year 2008 was $162 million as compared to $106 million for the comparable prior year period. The primary drivers were lower proceeds on the sale of assets of $183 million, principally due to the sale-leaseback of the our corporate headquarters in the second quarter of fiscal year 2007 for approximately $201 million, and lower net proceeds from the sale of marketable securities of $47 million. Partially offsetting the above were lower disbursements for acquisitions, net of cash acquired, and the settlement of purchase accounting liabilities of approximately $146 million and $11 million, respectively.
Financing Activities:
Cash used in financing activities for the first nine months of fiscal year 2008 was $555 million compared to $509 million in the comparable prior year period. For the first nine months of fiscal year 2008, we repurchased approximately $500 million of our own common stock, as compared to $1.21 billion in the comparable prior year period. Partially offsetting the share repurchases in fiscal year 2007 was an increase in borrowings of approximately $751 million under our 2004 Revolving Credit Facility. In the second quarter of fiscal year 2008, we repaid our 2004 Revolving Credit Facility with proceeds from our new 2008 Revolving Credit Facility.
Third Quarter Comparison — Fiscal Year 2008 versus Fiscal Year 2007
Operating Activities:
Cash provided by operating activities for the third quarter of fiscal year 2008 was $233 million, representing a decline of approximately $352 million as compared to the comparable prior year period. The primary reason for the decline was lower collections from customers of $313 million principally due to a decline in the level of single installment contracts and a reduction in new deferred subscription value as compared to the prior year quarter. The decline was also partially attributable to higher disbursements to vendors of approximately $37 million. Partially offsetting the above was a decline in net taxes paid of approximately $20 million, principally due to the receipt of a $45 million refund in the third quarter of fiscal year 2008 pertaining to an overpayment in the first quarter of fiscal year 2008 for estimated taxes related to fiscal year 2007 activity.
Investing Activities:
Cash used in investing activities for the third quarter of fiscal year 2008 was $46 million as compared to $71 million for the comparable prior year period. The improvement was primarily a result of lower disbursement for property and equipment of $11 million and an increase in proceeds on the sale of assets of $8 million.
Financing Activities:
Cash used in financing activities for the third quarter of fiscal year 2008 was $18 million compared to $20 million in the comparable prior year period. Amounts paid for dividends were consistent for both periods.

Debt Arrangements
As of December 31, 2007 and March 31, 2007, our debt arrangements consisted of the following:

	December 31, 2007		March 31, 2007
	Maximum	Outstanding	Maximum	Outstanding
	Available	Balance	Available	Balance
	(in millions)
Debt Arrangements:
2004 Revolving Credit Facility (terminated in August 2007)	$—	$—	$1,000	$750
2008 Revolving Credit Facility (expires August 2012)	1,000	750	—	—
6.500% Senior Notes due April 2008	—	350	—	350
4.750% Senior Notes due December 2009	—	500	—	500
1.625% Convertible Senior Notes due December 2009	—	460	—	460
6.125% Senior Notes due December 2014	—	500	—	500
International line of credit	25	—	20	—
Capital lease obligations and other	—	15	—	23

Total		$2,575		$2,583

Our debt arrangements at December 31, 2007 remain unchanged from March 31, 2007, except as follows:
Senior Notes Due 2014
In May 2007, a lawsuit captioned The Bank of New York v. CA, Inc. et al., was filed in the Supreme Court of the State of New York, New York County. The complaint sought unspecified damages and other relief, including acceleration of principal, based upon a claim for breach of contract. Specifically, the complaint alleged that we failed to comply with certain purported obligations in connection with our 5.625% Senior Notes due 2014 (the “Notes”), issued in November 2004, insofar as we failed to carry out a purported obligation to cause a registration statement to become effective to permit the exchange of the Notes for substantially similar securities of the Company registered under the Securities Act of 1933 that would be freely tradable, and, having failed to effect such exchange offer, failed to carry out the purported obligation to pay additional interest of 0.50% per annum after November 18, 2006. CA denied that any such breach had occurred. On December 21, 2007, we, The Bank of New York, and the holders of a majority of the Notes reached a settlement of this litigation and executed a First Supplemental Indenture. The Supplemental Indenture provides, among other things, that we will pay an additional 0.50% per annum interest on the $500 million principal of the Notes, with such additional interest began to accrue as of December 1, 2007. Pursuant to the Supplemental Indenture, the Notes will now be referred to as the Company’s 6.125% Senior Notes Due 2014. As a result of the settlement in the third quarter of fiscal year 2008, we recorded a charge of approximately $14 million, representing the present value of the additional amounts that will be paid. This charge is included in “Other expenses (gains), net” line items in the Consolidated Condensed Statement of Operations. In connection with the settlement, we also entered into an Addendum to Registration Rights Agreement relating to the Notes (“The Addendum”). The Addendum confirms that we no longer have any obligations under the original Registration Rights Agreement entered into with respect to the Notes. The settlement became effective upon the signature of the Stipulation of Dismissal with Prejudice by Justice Ramos of the New York Supreme Court on January 3, 2008.
2008 Revolving Credit Facility
In August 2007, we entered into an unsecured revolving credit facility (the 2008 Revolving Credit Facility). The maximum committed amount available under the 2008 Revolving Credit Facility is $1 billion, exclusive of incremental credit increases of up to an additional $500 million which are available subject to certain conditions and the agreement of our lenders. The 2008 Revolving Credit Facility replaces the prior $1.0 billion revolving credit facility (the 2004 Revolving Credit Facility) that was due to expire on December 2, 2008. The 2004 Revolving Credit Facility was terminated effective August 29, 2007, at which time outstanding borrowings of $750 million were repaid and simultaneously re-borrowed under the 2008 Revolving Credit Facility. The 2008 Revolving Credit Facility expires August 29, 2012. As of December 31, 2007, $750 million was drawn down under the 2008 Revolving Credit Facility.

Borrowings under the 2008 Revolving Credit Facility bear interest at a rate dependent on our credit ratings at the time of such borrowings and are calculated according to a base rate or a Eurocurrency rate, as the case may be, plus an applicable margin and utilization fee. The applicable margin for a base rate borrowing is 0.0% and, depending on our credit rating, the applicable margin for a Eurocurrency borrowing ranges from 0.27% to 0.875%. Also, depending on our credit rating at the time of the borrowing, the utilization fee can range from 0.10% to 0.125% for borrowings over 50% of the total commitment. At our current credit ratings as of November 2007, the applicable margin is 0% for a base rate borrowing and 0.60% for a Eurocurrency borrowing, and the utilization fee is 0.125%. Our current borrowings rate for December 2007 is 5.52%. In addition, we must pay facility commitment fees quarterly at rates dependent on our credit ratings. The facility commitment fees can range from 0.08% to 0.375% of the final allocated amount of each Lender’s full revolving credit commitment (without taking into account any outstanding borrowings under such commitments). Based on our current credit ratings as of December 2007, the facility commitment fee is 0.15% of the $1 billion committed amount.
The 2008 Revolving Credit Facility contains customary covenants for transactions of this type, including two financial covenants: (i) for the 12 months ending each quarter-end, the ratio of consolidated debt for borrowed money to consolidated cash flow, each as defined in the 2008 Revolving Credit Facility, must not exceed 4.00 to 1.00; and (ii) for the 12 months ending each quarter-end, the ratio of consolidated cash flow to the sum of interest payable on, and amortization of debt discount in respect of, all consolidated debt for borrowed money, as defined in the 2008 Revolving Credit Facility, must not be less than 5.00 to 1.00. In addition, as a condition precedent to each borrowing made under the 2008 Revolving Credit Facility, as of the date of such borrowing, (i) no event of default shall have occurred and be continuing and (ii) we are to reaffirm that the representations and warranties we made in the 2008 Revolving Credit Facility (other than the representation with respect to material adverse changes, but including the representation regarding the absence of certain material litigation) are correct. As of December 31, 2007 we are in compliance with these debt covenants.
In September 2006, we drew down $750 million on the 2004 Revolving Credit Facility in order to finance a portion of the $1 billion tender offer, which is further described in the “Stock repurchase” section of Note 1 — “Significant Accounting Policies” in our 2007 Annual Report on Form 10-K.
International Line of Credit
An unsecured and uncommitted multi-currency line of credit is available to meet short-term working capital needs for our subsidiaries operating outside the United States. The line of credit is available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local banks at the time of each specific transaction. As of December 31, 2007, the amount available under this line totaled approximately $25 million and approximately $3 million was pledged in support of bank guarantees. Amounts drawn under these facilities as of December 31, 2007 were minimal.
In addition to the above facility, we use guarantees and letters of credit issued by financial institutions to guarantee performance on certain contracts. At December 31, 2007, none of these arrangements had been drawn down by third parties.
For further information concerning our debt arrangements, refer to our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.
Other Matters
At December 31, 2007, our senior unsecured notes were rated Ba1, BB, and BB+ by Moody’s Investor Service (Moody’s), Standard and Poor’s (S&P) and Fitch Ratings (Fitch), respectively. The outlook on these unsecured notes was negative by Moody’s and was stable by S&P and Fitch. As of January 2008, our rating and outlook remained unchanged. Peak borrowings under all debt facilities for the third quarter of fiscal year 2008 totaled approximately $2.6 billion, with a weighted average interest rate of 5.3%.

Our capital resource requirements as of December 31, 2007 consisted of lease obligations for office space, equipment, mortgage and loan obligations, our ERP implementation, and amounts due as a result of product and company acquisitions.
We expect that existing cash, cash equivalents, marketable securities, the availability of borrowings under existing and renewable credit lines, and cash expected to be provided from operations will be sufficient to meet ongoing cash requirements. We expect our long-standing history of providing extended payment terms to our customers to continue.
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
Effect of Exchange Rate Changes
There was a $106 million favorable impact to our cash balance in the first nine months of fiscal year 2008 which was predominantly due to the weakening of the U.S. dollar against the euro, Australian dollar and Canadian dollar of approximately 9%, 8%, and 16%. respectively, and higher international cash balances in the third quarter of fiscal year 2008 as compared to the prior year comparable period. This is compared to a favorable cash impact of approximately $70 million in the comparable prior period, which was also due to the weakening of the U.S. dollar against the British pound and the euro of approximately 13% and 9%, respectively.
Share Repurchases, Stock Option Exercises and Dividends
In November 2007, we concluded our previously announced $500 million Accelerated Share Repurchase program (ASR) with a third-party financial institution. In June 2007, we paid $500 million to repurchase shares of our common stock and received approximately 16.9 million shares at inception. Based on the terms of the agreement between us and the third-party financial institution, we received approximately 3.0 million additional shares of our common stock at the conclusion of the program in November 2007 at no additional cost. The average price paid under the ASR was $25.13 per share and total shares repurchased was approximately 19.9 million. Our remaining authority under the previously authorized plan to repurchase up to $2 billion shares of common stock has expired. Any potential future repurchases will be considered by us in the normal course of business.
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
The following is a summary of the critical accounting policies for which estimates were updated as of December 31, 2007.
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
For license agreements signed prior to October 2000, once all four of the above noted revenue recognition criteria were met, software license fees were recognized as revenue generally when the software was delivered to the customer, or “up-front” (as the contracts did not include a right to unspecified software products), and the maintenance fees were deferred and subsequently recognized as revenue over the term of the license. Under our current business model, a relatively small percentage of our revenue from software licenses is recognized on an up-front or perpetual basis, subject to meeting the same revenue recognition criteria in accordance with SOP 97-2 as described above. Software fees from such licenses are recognized up-front and are reported in the “Software fees and other” line of the Consolidated Condensed Statements of Operations. Maintenance fees from such licenses are recognized ratably over the term of the license and are recorded on the “Maintenance” line item in the Consolidated Condensed Statements of Operations. License agreements under which software fees are recognized up-front do not include the right to receive unspecified future software products. However, in the event such license agreements are executed within close proximity or in contemplation of other license agreements that are signed under our subscription model with the same customer, the licenses together may be deemed a single multi-element agreement, and all such revenue is required to be recognized ratably and is recorded as “Subscription revenue” in the Consolidated Condensed Statement of Operations.
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
Maintenance revenue is derived from two primary sources: (1) the maintenance portion of combined license and maintenance agreements recorded under the prior business model or newly developed and recently acquired products sold on a perpetual or up-front model; and (2) stand-alone maintenance agreements. Maintenance revenue from these types of agreements is recognized on the “Maintenance” line item in the Consolidated Condensed Statement of Operations over the term of the renewal agreement.
Under the prior business model, maintenance and license fees were generally combined into a single license agreement. The maintenance portion was deferred and amortized into revenue over the initial license agreement term. Some of these license agreements have not reached the end of their initial terms and, therefore, continue to amortize. This amortization is recorded on the “Maintenance” line item in the Consolidated Condensed Statements of Operations. The deferred maintenance portion was determined using its fair value based on annual, fixed maintenance renewal rates stated in the agreement. For license agreements entered into under our subscription model, maintenance and license fees continue to be combined; however, the maintenance is inclusive for the entire term. We report such combined license and maintenance fees on the “Subscription revenue” line item in the Consolidated Condensed Statements of Operations.

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
Revenue from sales to distributors, resellers, and VARs commences when all four of the SOP 97-2 revenue recognition criteria noted above are met and when these entities sell the software product to their customers. This is commonly referred to as the sell-through method. Revenue from the sale of products to distributors, resellers and VARs that incorporates the right for the end-users to receive certain unspecified future software products is recognized on a ratable basis.
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
Accounts Receivable
The allowance for doubtful accounts is a valuation account used to reserve for the potential impairment of accounts receivable on the balance sheet. In developing the estimate for the allowance for doubtful accounts, we rely on several factors, including:
•	Historical information, such as general collection history of multi-year software agreements;

•	Current customer information and events, such as extended delinquency, requests for restructuring, and filings for bankruptcy;

•	Results of analyzing historical and current data; and

•	The overall macroeconomic environment.
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
FIN 48, in conjunction with SFAS No. 109, “Accounting for Income Taxes”, requires us to estimate our actual current tax liability in each jurisdiction; estimate differences resulting from differing treatment of items for financial statement purposes versus tax return purposes (known as “temporary differences”), which result in deferred tax assets and liabilities; and assess the likelihood that our deferred tax assets and net operating losses will be recovered from future taxable income. If we believe that recovery is not likely, we establish a valuation allowance. We have recognized as a deferred tax asset a portion of the tax benefits connected with losses related to operations. As of December 31, 2007, our gross deferred tax assets, net of a valuation allowance, totaled $806 million. Realization of these deferred tax assets assumes that we will be able to generate sufficient future taxable income so that these assets will be realized. The factors that we consider in assessing the likelihood of realization include the forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets.
Deferred tax assets result from acquisition expenses, such as duplicate facility costs, employee severance and other costs that are not deductible until paid, net operating losses (NOLs) and temporary differences between the taxable cash payments received from customers and the ratable recognition of revenue in accordance with GAAP. The NOLs expire between fiscal years 2008 and 2027. Additionally, approximately $61 million of the valuation allowance at December 31, 2007 and March 31, 2007 is attributable to acquired NOLs which are subject to annual limitations under IRS Code Section 382. Future results may vary from these estimates.
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
Determining the fair value of a reporting unit under the first step of the goodwill impairment test, and determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test, is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flow and are based on our best estimates of future revenue and operating costs and general market conditions. These estimates are subject to review and approval by senior management. This approach uses significant assumptions, including projected future cash flow, the discount rate reflecting the risk inherent in future cash flow, and a terminal growth rate. There was no impairment charge recorded with respect to goodwill for the first nine months of fiscal year 2008.

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
Product Development and Enhancements
We account for product development and enhancements in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” SFAS No. 86 specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established and assumptions are used that reflect our best estimates. If other assumptions had been used in the current period to estimate technological feasibility, the reported product development and enhancement expense could have been impacted. Annual amortization of capitalized software costs is the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life of the software product, generally estimated to be five years from the date the product became available for general release to customers. The Company amortized capitalized software costs using the straight-line method in fiscal year 2007 and through the third quarter of fiscal year 2008, as anticipated future revenue is projected to increase for several years considering the Company is continuously integrating current software technology into new software products.
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
In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (SFAS No. 141(R). SFAS No. 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 13, 2008. We are currently assessing the impact of SFAS No. 141(R) on our Consolidated Condensed Financial Statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 5, 2008. We are currently assessing the impact of SFAS No. 160 on our Consolidated Condensed Financial Statements.

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

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
On April 9, 2007, the Company filed a complaint in the United States District Court for the Eastern District of New York against Rocket Software, Inc. (“Rocket”). On August 1, 2007, the Company filed an amended complaint alleging that Rocket stole intellectual property associated with a number of the Company’s key database management software products. The amended complaint includes causes of action for copyright infringement, misappropriation of trade secrets, unfair competition, and unjust enrichment/restitution. In the amended complaint, CA seeks damages of at least $200 million for Rocket’s alleged theft and misappropriation of CA’s intellectual property, as well an injunction preventing Rocket from continuing to distribute its database management software products. On November 14, 2007, Rocket filed a Motion to Dismiss the Amended Complaint. As of January 10, 2008, this motion was fully briefed and awaiting a decision by the Court. The parties have also begun fact discovery, which is currently set to close on March 31, 2008. The Company can make no prediction as to the outcome of this litigation including with respect to amounts to be awarded if the Company prevails. Refer to Note J, “Commitments and Contingencies”, in the Notes to the Consolidated Condensed Financial Statements for information regarding certain other legal proceedings.
Item 1A. RISK FACTORS
Current and potential stockholders should consider carefully the risks factors described in more detail in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 and as set forth below. We believe that as of December 31, 2007, there has been no material change to this information other than as described below. Any of these factors, or others, many of which are beyond our control, could negatively affect our revenue, profitability and cash flow.
During the third quarter of Fiscal Year 2008 the Company’s restructuring efforts in Asia have focused on shifting our business model in certain smaller countries from a direct sales force model to an indirect, partner led model. The Company may implement this strategy in other regions in the future. Risks associated with this business model shift include the potential inability of our partners to sell our products effectively and to provide adequate implementation services and product support. A greater reliance on partners will also subject us to further third party risks associated with business practices in those regions.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth, for the months indicated, our purchases of common stock in the third quarter of fiscal year 2008:
ISSUER PURCHASES OF EQUITY SECURITIES

Approximate
			Total Number	Dollar Value of
			of Shares	Shares that
			Purchased as	May Yet Be
	Total Number	Average	Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	The Plans
Period	Purchased	per Share(1)	or Programs	or Programs(1)
(in thousands, except average price paid per share)
October 1, 2007 – October 31, 2007	—	$—	—	$—
November 1, 2007 – November 30, 2007	2,988	$25.13	2,988	$—
December 1, 2007 – December 31, 2007	—	$—	—	$—

Total	2,988		2,988

(1)	As part of the Accelerated Share Repurchase program (ASR) entered into in June 2007 with a third-party financial institution, we immediately paid $500 million and received an initial 16.9 million shares of the Company’s common stock. In November 2007, the ASR program concluded, in which an additional 3.0 million shares of the Company’s common stock were received at no additional costs. Under the ASR program, a total of approximately 19.9 million shares were repurchased with an average price paid per share of $25.13.

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
On May 23, 2007, we announced that as part of our previously authorized share repurchase plan of up to $2 billion, we would repurchase up to $500 million of our shares under an Accelerated Share Repurchase program (ASR).
On November 21, 2007, we concluded our previously announced $500 million Accelerated Share Repurchase program (ASR) with a third-party financial institution. On June 20, 2007, we paid $500 million to repurchase shares of our common stock and received approximately 16.9 million shares at inception. Based on the terms of the agreement between us and the third-party financial institution, we received approximately 3.0 million additional shares of our common stock at the conclusion of the program in November 2007 at no additional cost. The average price paid under the ASR was $25.13 per share and total shares repurchased was approximately 19.9 million.
The remaining authority under the previously authorized plan to repurchase up to $2 billion shares of common stock has expired. Any potential future repurchases will be considered by us in the normal course of business.

Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
Item 5. OTHER INFORMATION
None.
Item 6. EXHIBITS

Regulation S-K
Exhibit Number

4.1	First Supplemental Indenture, dated as of November 30, 2007, to the Indenture, dated as of November 18, 2004, between CA, Inc. and The Bank of New York, as trustee.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 3, 2008 and incorporated herein by reference.

10.1*	Summary of Special Payment to the non-executive Chairman of the Board.	Filed herewith.

15	Accountants’ acknowledgement letter.	Filed herewith.

31.1	Certification of the CEO pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the CFO pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

*	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CA, INC.
By:	/s/ John A. Swainson
John A. Swainson
President and Chief Executive Officer

By:	/s/ Nancy E. Cooper
Nancy E. Cooper
Executive Vice President and Chief Financial Officer

Dated: February 5, 2008