Form 10-K
period 2008-03-31
CA, INC.
filed 2008-05-23
CIK 356028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
✓	Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended March 31, 2008
OR
Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number 1-9247

CA, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-2857434
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One CA Plaza, Islandia, New York	11749
(Address of Principal Executive Offices)	(Zip Code)

1-800-225-5224

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of Each Exchange on Which Registered)
Common stock, par value $0.10 per share Stock Purchase Rights Preferred Stock, Class A	The NASDAQ Stock Market LLC The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ✓  Yes        No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.       Yes   ✓  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ✓  Yes        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

✓ Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes   ✓  No

The aggregate market value of the common stock held by non-affiliates of the registrant as of September 30, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $9.9 billion based on the closing price of $25.72 on the New York Stock Exchange on that date.

The number of shares of each of the registrant’s classes of common stock outstanding at May 15, 2008 was 513,725,511 shares of common stock, par value $0.10 per share.

Documents Incorporated by Reference:
Part III: Portions of the Proxy Statement to be issued in conjunction with the registrant’s 2008 Annual Meeting of Stockholders.

CA, Inc.

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

The product and services names mentioned in this Form 10-K are used for identification purposes only and may be protected by trademarks, trade names, services marks and/or other intellectual property rights of the Company and/or other parties in the United States and/or other jurisdictions. The absence of a specific attribution in connection with any such mark does not constitute a waiver of any such right. ITIL is a registered trademark of the Office of Government Commerce in the United Kingdom and other countries. All other trademarks, trade names, service marks and logos referenced herein, belong to their respective companies.

References in this Form 10-K to fiscal 2008, fiscal 2007, fiscal 2006 and fiscal 2005, etc. are to our fiscal years ended on March 31, 2008, 2007, 2006 and 2005, etc., respectively.

Part I

ITEM 1. BUSINESS.

(a) General Development of Business
Overview
CA, Inc., the world’s leading independent information technology (IT) management software company, helps organizations use IT to better perform, compete, innovate and grow. We provide software solutions to unify and simplify IT management in highly complex computing environments. With CA’s Enterprise IT Management (EITM) vision and our expertise, organizations can more effectively govern, manage and secure IT to reduce costs and risks, improve service and ensure IT is enabling their businesses’ success.

The Company was incorporated in Delaware in 1974, began operations in 1976, and completed an initial public offering of common stock in December 1981. During fiscal 2008 and through April 27, 2008, our common stock was traded on the New York Stock Exchange under the symbol “CA.” On April 28, 2008 we commenced trading on The NASDAQ Global Select Market tier of The NASDAQ Stock Market LLC under the same symbol.

We help customers govern, manage and secure their entire IT operation — all of the people, information, processes, systems, networks, applications and databases from a Web service to the mainframe, regardless of the hardware or software they are using. We serve the majority of companies in the Forbes Global 2000, who rely on our software, in part, to manage mission critical aspects of their businesses. We have a broad portfolio of software products and services that address our customers’ needs for distributed or mainframe environments, spanning key growth areas including infrastructure management, project and portfolio management, IT security management, service management, data center automation and application performance management, as well as storage and business governance.

Business Developments and Highlights
In fiscal 2008, we took the following actions to support our business:

•	We sharpened our focus on enterprise customers who, by the nature of their size and the complexity of their IT infrastructures, have unique demands that our software and services are well suited to meet. Throughout the year, we continued to evolve our solutions to govern, manage and secure IT in line with customer needs and reinforced our commitment to the mainframe market, which is an important market for our customers and us.

•	In February 2008, we finalized an agreement with HCL Technologies (HCL) to establish a strategic partnership in which HCL assumed all responsibilities for product development and research as well as customer support associated with our Internet Security business. We retain all sales and marketing functions for the Internet Security business.

•	In January 2008, we announced a series of initiatives to help customers derive the most long-term business value from their significant investments in mainframe computing technology. The initiatives include new mainframe suites, new no-cost consulting services and simplified models for pricing and licensing. These initiatives are designed to ease the pressures customers are under to improve the efficiency and effectiveness with which they govern, manage and secure their mainframe environments. This has become particularly important as the role of the mainframe continues to evolve and organizations become increasingly dependent on highly scalable, highly available and highly secure IT services capable of supporting large-scale database activity and intense transaction loads.

•	In November 2007, we announced a major new version of our CA Identity and Access Management solution that helps customers more securely and efficiently enable their businesses with service-oriented architecture (SOA) and Web services.

•	In October 2007, we announced the official opening of our new India Technology Center facility (CA ITC) in Hyderabad, increasing our presence in the region and reflecting our commitment to our research and development programs.

•	Also in October 2007, we unveiled a comprehensive solution for empowering IT organizations to achieve their increasingly challenging and business-critical governance, risk and compliance (GRC) objectives. The offering features CA GRC Manager, an innovative product that provides portfolio management of IT risks across the enterprise, as well as our industry-leading IT control automation solutions.

•	Also in October 2007, we announced new versions of five solutions for IBM z/OS that strengthen and automate the protection of corporate IT resources, while helping with legal and regulatory compliance.

•	In August 2007, we entered into a $1 billion five-year unsecured revolving credit facility that will expire August 2012. The new facility replaced a prior $1 billion four-year facility that was due to expire in December 2008.

•	Also in August 2007, we announced a new release of CA Unicenter Service Catalog that helps enable IT managers to define and deliver IT services in business terms.

•	Also in August 2007, we announced new versions of three mainframe application quality assurance and testing solutions that help organizations more effectively leverage their legacy application investments within a SOA environment.

•	In April 2007, we announced the next step in the fulfillment of our EITM vision with an innovative Unified Service Model and an accompanying set of solutions that empower IT to drive business growth and innovation to transform the way companies govern, manage and secure IT.

•	Also in April 2007, we formed an organization to develop and package solutions that focus on companies with revenue of $100 million to $1 billion to enhance our presence in the mid-market.

•	We made the following key additions and changes to our executive management team and Board of Directors:

•	In April 2008, Arthur F. Weinbach was elected to our Board of Directors and named to the Board’s Compensation and Human Resources Committee.

•	In March 2008, we named Michael J. Christenson as CA’s President. He continues as our Chief Operating Officer, reporting to our Chief Executive Officer, John A. Swainson. Mr. Christenson oversees our direct and indirect sales, services, technical support, business development and strategic alliances.

•	In January 2008, we announced greatly expanded roles for Dr. Ajei Gopal, Executive Vice President of the EITM Group, which encompasses a number of our key growth areas, and for Jacob Lamm, Executive Vice President of the Governance Group, which has a specific focus on the business governance market, an emerging and potentially large market for the Company. These appointments follow their promotions to our Executive Leadership Team in May 2007. They continue to report to Mr. Swainson.

•	In December 2007, we promoted Una O’Neill to Executive Vice President and General Manager of CA Services and to our Executive Leadership Team. She continues to report to Mr. Christenson.

•	In June 2007, William E. McCracken succeeded Lewis S. Ranieri as Chairman of CA’s Board of Directors. Mr. Ranieri remained a Director until his retirement in December 2007.

•	In May 2007, we promoted George Fischer to Executive Vice President of Worldwide Direct Sales and John Ruthven to Executive Vice President of Worldwide Sales Operations. Mr. Fischer and Mr. Ruthven were also promoted to our Executive Leadership team and continue to report to Mr. Christenson.

•	In April 2007, Raymond J. Bromark was elected to our Board of Directors, named to the Board’s Audit and Compliance Committee, of which he was named Chairman in October 2007, and named to the Board’s Strategy Committee.

(b) Financial Information About Segments
Our global business consists of a single industry segment — the design, development, marketing, licensing, and support of IT management software products that operate on a wide range of hardware platforms and operating systems. Refer to Note 5, “Segment and Geographic Information,” in the Notes to the Consolidated Financial Statements for financial data pertaining to our segment and geographic operations.

(c) Narrative Description of the Business
As the world’s leading independent IT management software company, we help companies use IT to better perform, innovate, compete and grow. We believe our value proposition is unique: We provide software that unifies and simplifies complex IT management across an enterprise to improve business results. Our EITM vision, solutions and expertise help customers govern, manage and secure IT to manage cost and risk, improve service and ensure that IT is enabling their businesses to succeed.

We believe this has become important to companies because IT is more critical to running their businesses than ever. Companies rely on IT to conduct day-to-day business, and they are increasingly using IT to do more, such as drive innovation, comply with regulations, manage resources better and manage their energy consumption, enabling them to increase revenue and profit. We believe that to take full advantage of what IT can do for a business requires management and integration. Companies must be able to manage IT as a whole and not as islands of technology isolated from the business and unable to work together. Organizations need to be able to support and drive efficiencies in existing technologies, incorporate new technologies such as mobile devices and service-oriented architectures, and use best practice processes across IT while handling the daily business pressures of competition and profitability.

Our mission is to transform the way our customers manage IT and EITM is our vision of how we can help organizations accomplish this. With EITM, we enable customers to take advantage of what IT can do for their business by unifying disparate elements of IT — systems, processes and people — and using technology and automation to simplify complex IT management. Rather than replacing existing IT investments, customers can gain visibility and control in order to better manage what they already have in place — whether it is a distributed or mainframe environment, and regardless of the hardware or software they are using.

We believe we have a unique competitive advantage in the marketplace with the breadth and quality of our products and solutions and their ease of integration with existing customer technology investments; the depth of our technical expertise; our commitment to open standards and innovation; our independence, which means we do not have a preferred hardware, software or operating system platform agenda; our ability to work with customers from planning through implementation; and our ability to offer solutions that are modular, open and integrated so that customers can use them at their own pace individually or in combination with their existing technology.

Because integration is so important, we provide a unifying platform, or what we call our Unified Service Model, to bring the management of IT all together and help customers gain the most value from their IT. We think of our Unified Service Model as providing a “blueprint” of the services IT offers to the business. Our Unified Service Model lets our customers see how the different elements of IT — hardware, software and staff — work together to deliver a complete service. The Unified Service Model, together with our solutions, provides a complete 360-degree view of a service — with insight into costs, risks, entitlements and service levels so customers can manage IT more effectively. All of our solutions are integrated through the CA Integration Platform, which is the architectural foundation for our products.

Business Strategy
We continue to pursue a strategy to: enable our customers to realize increasing levels of value from their IT investments through our EITM vision and enterprise management software products, solutions and services; maintain a relationship focus with our customers; accelerate our market growth; and improve our competitive profitability. We strive to do this in a number of ways, including by:

•	Concentrating on areas where we can maintain or achieve market leadership and respond to our customers’ needs for improved IT management. Many of our solutions are recognized by industry analysts as being among the leaders in their categories.

•	Developing, delivering and supporting products and services customers want and need to manage their IT investments effectively. We believe our relationship-oriented approach to our customers allows us to better understand and meet their needs. Our product development, services, education and technical support capabilities are designed to serve our customers from our initial discussion through implementation and ongoing support.

Business Organization
Overview
Our Company is organized to support our business strategy, from how we develop and deliver products and services to how we market and sell our software to how we support our technology.

Our product development efforts are aligned with our customers’ needs to govern, manage and secure IT. We group our products based on areas of focus where we believe we have the greatest growth opportunities and leading solutions. These areas include: infrastructure management, project and portfolio management, IT security management, service management, data center automation and application performance management. These areas are in addition to our continued commitment to mainframe and storage solutions, as well as our pursuit of the emerging business governance market. We do not presently maintain profit and loss data on these focus areas, and they are therefore not considered business segments.

Govern
We help our customers make better decisions by giving them insight into their IT investments and risk from a single place. We view governance in terms of business governance and IT governance, which is addressed by CA Claritytm, our leading solution for project and portfolio management. In October 2007, we expanded our governance capabilities to address increasingly challenging and business-critical GRC objectives of IT organizations. In particular, CA GRC Manager is an innovative product that provides portfolio management of IT risks across the enterprise, as well as CA’s industry-leading IT control automation solutions.

Manage
We make it easier to manage technology so that high-quality IT services can be delivered within our customers’ businesses at a competitive cost. We focus on service management; datacenter automation; application performance management, which includes offerings such as CA Wily Introscope®; and infrastructure management, which includes offerings such as CA SPECTRUM Network Fault Manager, CA eHealth® Network Performance Manager and CA Unicenter® Network and Systems Management. We augmented these capabilities in August 2007 when we announced a new release of CA Unicenter Service Catalog that helps IT managers to define and deliver IT services in business terms.

Secure
We ensure customers have secure access to the information, applications, systems and services they need to conduct their businesses. We focus on identity and access management, as well as security information management and threat management. In November 2007, we announced CA Identity and Access Management r12, a major new version of our offering that helps customers more securely and efficiently enable their businesses with Service Oriented Architecture (SOA) and Web services.

Sales and Marketing
We offer our solutions through our direct sales force, and indirectly through global systems integrators, value-added partners, original equipment manufacturers and distribution partners. We have a disciplined, structured and systematic selling process through which we concentrate on high-growth areas for both the distributed and mainframe environment including:

•	infrastructure management

•	project and portfolio management

•	IT security management

•	service management

•	data center automation, and

•	application performance management

These areas, along with our continued commitment to other core parts of our business such as mainframe, storage and business governance, allow us to address customer needs and deepen relationships while opening the door for us to cross-sell and up-sell additional solutions. We rely on our marketing organization to help us identify new market opportunities, provide fact-based insight on industry and customer trends, and build awareness of CA worldwide to help drive sales.

Our sales organization operates on a worldwide basis. We operate through branches, subsidiaries and partners around the world. Approximately 48% of our revenue in fiscal 2008 was from operations outside of the United States. As of March 31, 2008 and March 31, 2007, we had approximately 3,300 and 3,700 sales and sales support personnel, respectively. In certain smaller geographic locations, we may use our distribution and resale partners as our primary selling vehicle.

Partners
Partners are an integral part of our strategy. We need a broad base of partners to enable us to reach more customers, complement our expertise in niche areas and provide fulfillment and distribution. We partner with global systems integrators for their process design and planning as well as vertical expertise and work with companies including, but not limited to, Accenture, Deloitte, and PricewaterhouseCoopers.

We also work with value-added partners to offer enterprise solution implementation and we actively encourage them to market our software products. Value-added partners often combine our software products with specialized consulting services and provide enhanced, user-specific solutions to a particular market or sector. Facilities managers, including CSC, EDS, and IBM, often deliver IT services using our software products to companies that prefer to outsource their IT operations. In addition, we work with distribution partners who have specific market expertise.

Our organization that focuses on companies with revenue of $100 million to $1 billion delivers CA solutions to this market through partners to capitalize on the multi-billion dollar opportunity represented by the estimated 66,000 such companies around the world. As part of our commitment to this market, in February 2008, we announced a major new release of CA Recovery Management that enables companies to simplify management, tighten security and speed recovery of critical business information. CA Recovery Management includes new releases of CA ARCserve® Backup, CA XOsofttm High Availability and CA XOsofttm Replication, offering channel partners and their customers the latest advances in data protection, business continuity and disaster recovery.

Customers
We have a large and broad base of customers, including the majority of companies in the Forbes Global 2000. Most of our revenue is generated from customers who have the ability to make substantial commitments to software and hardware implementations. Our software products are used in a broad range of industries, businesses and applications. We currently serve companies across every major industry worldwide including banks, insurance companies, other financial services providers, governmental agencies, manufacturers, technology companies, retailers, educational institutions and health care institutions.

When customers enter into software license agreements with us, they often pay for the right to use our software for a specified period of time. When the terms of these agreements expire, the customers must either renew the license agreements or pay usage and maintenance fees, if applicable, for the right to continue to use our software and/or receive support. Our customers’ satisfaction is important to us and we believe that our flexible business model allows us to maintain our customer base while allowing us the opportunity to cross-sell new software products and services to them.

No individual customer accounted for a material portion of our revenue during any of the past three fiscal years, or a material portion of the license contract value that has not yet been earned (deferred subscription value) reported at the end of any period in the past three fiscal years. As of March 31, 2008, four customers accounted for substantially all of our outstanding prior business model net receivables, which amounted to approximately $342 million, including one large IT outsourcing customer with a license arrangement that extends through fiscal 2012 with a net unbilled receivable balance of approximately $324 million. Refer to “Business Model” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further information.

Competition
The markets in which we compete are marked by rapid technological change, the steady emergence of new companies and products, evolving industry standards, and changing customer needs. Competitive differentiators include, but are not limited to: industry vision, performance, quality, breadth of product group, expertise, integration of products, brand name recognition, price, functionality, customer support, frequency of upgrades and updates, manageability of products and reputation.

We compete with many established companies in the markets we serve. Some of these companies have substantially greater financial, marketing, and technological resources, larger distribution capabilities, earlier access to customers, and greater opportunity to address customers’ various information technology requirements than we do. These factors may provide our competitors with an advantage in penetrating markets with their products. We also compete with many smaller, less established companies that may be able to focus more effectively on specific product areas or markets. Because of the breadth of our product offerings, we compete with companies in specific product areas and in one instance, across all of our product areas. Some of our key competitors are IBM, BMC, HP, Cisco, EMC, Microsoft, Oracle and Symantec.

We believe that we are well positioned and have a competitive advantage in the marketplace with our EITM vision, the breadth and quality of our product offerings, our hardware and operating system independence, and the ability to offer our solutions as product modules or as integrated suites, so that customers can use them at their own pace. We continue our efforts to evolve the CA brand to consistently help the market understand the value we can deliver.

CA Services, Education and Technical Support
We support our software with implementation services, education and technical support to help customers gain the most from their CA technology investments.

•	CA Services — Our CA Services team and global systems integration partners strive to help our customers shorten the time to achieve measurable business results through fast, efficient implementation of our solutions. Our proven, repeatable and phased approach draws on the expertise and best practice knowledge developed during thousands of successful projects completed annually in large and diverse organizations.

•	CA Education — We offer a comprehensive portfolio of basic to advanced level training to address the range of customer needs, all with the goal of helping customers get the most out of their technology investments. Our blended learning solutions range from classroom-based training in our Global Learning Centers to self-paced and on-line training offerings.

•	CA Technical Support — As part of our commitment to customer satisfaction, we strive to provide our customers with industry-leading support through our dedicated technical support staff, online services, custom offerings, and partner support programs. Our Technical Support team is highly skilled and customer focused, delivering 24 x 7 business-critical assistance to locations around the world. CA’s Technical Support team helps customers get the most from their software purchases by resolving issues and answering product questions quickly to keep their systems running.

Office of the CTO
The Office of the Chief Technology Officer (CTO) drives our technology strategy; manages our intellectual property and patent portfolio; governs our participation in standards organizations; and leads research and development for emerging technologies. The Office of the CTO oversees the CA Council for Technical Excellence, which was formed in 2006 to lead innovative projects designed to set the pace for true innovation in the industry and promote communication, collaboration, standards and architectural approaches throughout CA’s global technical community. This office also oversees two innovation centers: Research Labs to drive advanced technologies, and Emerging Business Opportunities to manage incubator projects for innovative governance, management and security solutions beyond those developed to support existing solutions.

Research and Development
We continue to invest extensively in product development and enhancements. We anticipate that we will continue to adapt our software products to the rapid changes in the IT industry and will continue to enhance our products to help them remain compatible with hardware, operating system changes and our customer’s needs.

We have approximately 5,900 engineers globally who design and support CA software and have charged to operations over $500 million annually in fiscal 2008, 2007 and 2006 for product development and enhancements. In fiscal 2008, 2007 and 2006, we capitalized costs of $112 million, $85 million and $84 million, respectively, for internally developed software.

Our product development staff is global, with locations in Australia, China, the Czech Republic, Germany, India, Israel, Japan, the United Kingdom and the United States. Our technological efforts around the world ensure we maintain a global perspective of customer needs while cost-effectively tapping the skills and talents of developers worldwide, and enable us to efficiently and effectively deliver support to our customers.

In the United States, product development is primarily performed at our facilities in Brisbane and Redwood City, California; San Diego, California; Lisle, Illinois; Framingham, Massachusetts; Mount Laurel, New Jersey; Islandia, New York; Plano, Texas; and Herndon, Virginia.

We also are becoming more efficient in our product development. In October 2007, we announced the official opening of our new CA India Technology Center facility (CA ITC) in Hyderabad. The state-of-the-art campus reflects the substantial investment CA has made in staffing the CA ITC’s research and development operations. Our workforce in India now exceeds 1,600. The CA ITC team will take a lead role in advancing our EITM vision of unifying and simplifying IT management.

We also took measures to help grow our Internet threat security business through our strategic partner, HCL Technologies (HCL) in a way that allows us to take advantage of our expertise and opportunities in this area while enabling more aggressive product development.

To keep CA on top of major technological advances and to ensure our products continue to work well with those of other vendors, we are active in most major standards organizations and take the lead in many. Many of our professionals are certified across key standards, including ITIL®, PMI, CSPP, and have built knowledge and expertise in key vertical markets, such as financial services, government, telecommunications, insurance, healthcare, manufacturing and retail. Further, CA was the first major software company to earn the International Organization for Standardization’s (ISO) 9001:2000 Global Certification.

Patents and Trademarks
Certain aspects of our products and technology are proprietary. We rely on U.S. and foreign intellectual property laws, including patent, copyright, trademark and trade secret laws to protect our proprietary rights. As of March 31, 2008, we hold over 600 patents worldwide and over 1,000 patent applications are pending worldwide for our technology. However, the extent and duration of protection given to different types of intellectual property rights vary under different countries’ legal systems. Generally, our U.S. and foreign patents expire at various times over the next 20 years. While the durations of our patents vary, we believe that the durations of our patents are adequate. The expiration of any of our patents will not have a material adverse effect on our business. In some countries, full-scale intellectual property protection for our products and technology may be unavailable, or the laws of other jurisdictions may not protect our proprietary technology rights to the same extent as the laws of the United States. We also maintain contractual restrictions in our agreements with customers, employees and others to protect our intellectual property rights. In addition, we occasionally license software and technology from third parties, including some competitors, and incorporate them into our own software products.

The source code for our products is protected both as trade secrets and as copyrighted works. Some of our customers are beneficiaries of a source code escrow arrangement that enables our customers to obtain a contingent, limited right to access our source code. If our source code is accessed, the likelihood of misappropriation or other misuse of our intellectual property may increase.

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

Product Licensing
We believe we can serve our customers better by offering multiple ways to license our products to help customers realize maximum value from their software investments. This philosophy is the basis of our business model.

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

Our licensing model offers customers a wide range of purchasing and payment options. Under our flexible licensing terms, customers can license our software products under multi-year licenses, with most customers choosing terms of one to three years, although longer terms are sometimes selected for customers who desire greater cost certainty. We also help customers reduce uncertainty by providing a standard pricing schedule based on simple usage tiers. Additionally, we offer our customers the ability to establish pricing models for our products based on their key business metrics. Although this practice is not widely utilized by our customers, we believe this metric-based approach can provide us with a competitive advantage.

On licenses sold for most of our products, we offer our customers the right to receive unspecified future products for no additional fee, as well as maintenance included during the term of the license. On licenses sold for certain products or through certain indirect channels, we do not offer our customers unspecified future products and do not always include maintenance with the license sale. For a description of our revenue recognition policies, refer to “Results of Operations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Employees
The table below sets forth the approximate number of employees by location and functional area as of March 31, 2008:

	EMPLOYEES AS OF		EMPLOYEES AS OF
LOCATION	MARCH 31, 2008	FUNCTIONAL AREA	MARCH 31, 2008

Corporate headquarters	2,000	Professional services	1,500
		Support services	1,500
Other U.S. offices	5,300	Selling and marketing	3,900
		General and administrative	2,400
International offices	6,400	Product development	4,400

Total	13,700	Total	13,700

As of March 31, 2008 and 2007, we had 13,700 and 14,500 employees, respectively. The decrease was mostly in our sales and administrative staff and reflects the actions taken through the fiscal 2007 plan. Refer to the “Restructuring and Other” section in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information. We believe our employee relations are satisfactory.

(d) Financial Information About Geographic Areas
Refer to Note 5, “Segment and Geographic Information” in the Notes to the Consolidated Financial Statements for financial data pertaining to our segment and geographic operations.

(e) Available Information
Our website address is ca.com. All filings we make with the SEC, including our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and any amendments, are available for free on our website as soon as reasonably practicable after they are filed with or furnished to the SEC. Our SEC filings are available to be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be obtained for free on the SEC’s Internet site at sec.gov. The reference to our website address does not constitute incorporation by reference of the information contained on the website in this Form 10-K or other filings with the SEC, and the information contained on the website is not part of this document.

Our website also contains information about our initiatives in corporate governance, including: our corporate governance principles; information concerning our Board of Directors (including e-mail communication with them); our Business Practices Standard of Excellence; Our Code of Conduct (applicable to all of our employees, including our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and our directors); instructions for calling the CA Compliance and Ethics Helpline; information concerning our Board Committees, including the charters of the Audit and Compliance Committee, the Compensation and Human Resources Committee, the Corporate Governance Committee, and the Strategy Committee; and transactions in CA securities by directors and executive officers. These documents can also be obtained in print by writing to our Executive Vice President, Global Risk & Compliance, and Corporate Secretary, Kenneth V. Handal, at the Company’s world headquarters in Islandia, New York, at the address listed on the cover of this Form 10-K. Refer to the Corporate Governance section in the Investor Relations section of our website for details.

ITEM 1A. RISK FACTORS

Current and potential stockholders should consider carefully the risk factors described below. Any of these factors, or others, many of which are beyond our control, could materially adversely affect our business, financial condition, operating results and cash flow.

Our operating results are subject to fluctuations caused by many factors associated with our industry and the markets for our products which, in turn, may individually and collectively affect our revenue, profitability and cash flow in adverse and unpredictable ways.
Quarterly and annual results of operations are affected by a number of factors associated with our industry and the markets for our products, including those listed below, which in turn could materially adversely affect our business, financial condition, operating results and cash flow in the future.

•	The rate of adoption of new product technologies and demand for products and services;

•	Length of our sales cycle to our customers;

•	Customer difficulty in implementation of our products;

•	Magnitude of price and product or services competition;

•	Introduction of new hardware by manufacturers of computer hardware systems used by most of our customers;

•	General economic conditions in countries and industries in which we do a substantial amount of business;

•	Changes in foreign currency exchange rates;

•	Ability to control costs;

•	The number and terms and conditions of licensing transactions;

•	Workforce reorganizations in various locations around the world, including reorganizations of sales, technical services, finance, human resources and facilities functions;

•	Timing and impact of “threat” outbreaks (e.g., computer software worms and viruses);

•	The results of litigation;

•	Ability to retain and attract qualified personnel; and

•	The markets for some or all of our products may not grow as we expect.

Any of the foregoing factors, among others, may cause our operating expenses to be disproportionately high, or cause our revenue and operating results to fluctuate. As a consequence, our business, financial condition, operating results and cash flow could be materially adversely affected. For a discussion of certain factors that could affect our cash flow in the future, for example, please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sources and Uses of Cash.”

The timing of orders from customers and channel partners may cause fluctuations in some of our key financial metrics which may affect our quarterly financial results and stock price.
Historically, a substantial portion of our license agreements are executed in the last month of a quarter. Any failure or delay in executing new or renewed license agreements in a given quarter could cause fluctuations in some of our key financial metrics (e.g., new deferred subscription value or cash flow), which could have a material adverse effect on our quarterly financial results. Our historically uneven sales pattern also makes it difficult to predict future new deferred subscription value and cash flow for each period and, accordingly, increases the risk of unanticipated variations in our quarterly results and financial condition. If we do not achieve our forecasted results for a particular period, our stock price could decline significantly.

Given the global nature of our business, economic factors or political events beyond our control and other business risks associated with foreign operations can affect our business in unpredictable ways.
International revenue has historically represented a significant percentage of our total worldwide revenue. Continued success in selling and developing our products outside the United States will depend on a variety of factors, including:

•	Workforce reorganizations in various locations around the world, including reorganizations of sales, technical services, finance, human resources and facilities functions;

•	Fluctuations in foreign exchange currency rates;

•	Staffing key managerial positions;

•	The ability to successfully localize software products for a significant number of international markets;

•	More restrictive employment regulation;

•	General economic conditions;

•	Political instability;

•	Trade restrictions such as tariffs, duties, taxes or other controls;

•	International intellectual property laws, which may be more restrictive or may offer lower levels of protection; and

•	Compliance with differing and changing local laws and regulations in multiple international locations as well as compliance with United States law and regulations where applicable in these international locations.

Any of the foregoing factors, among others, could materially adversely affect our business, financial condition, operating results and cash flow.

Changes to the compensation of our sales organization could materially adversely affect our business, financial condition, operating results and cash flow.
We may change our compensation plans for the sales organization from time to time in order to align the sales force with the Company’s economic interests. Under the terms of CA’s Incentive Compensation Plan (Incentive Compensation Plan), management retains broad discretion to change various aspects of the Incentive Compensation Plan such as sales quotas or territory assignments, to ensure that the plan is aligned with CA’s overall business objectives. However, the laws of many of the countries and states in which CA operates impose limitations on the amount of discretion a company’s management may exercise on compensation matters such as commissions. The Incentive Compensation Plan itself, or changes made by management where CA exercises discretion to change the Incentive Compensation Plan, may lead to outcomes that are not anticipated or intended and may impact our cost of doing business, employee morale, and/or other performance metrics, all of which could materially adversely affect our business, financial condition, operating results and cash flow.

Changes to our sales force coverage model and organization could adversely affect our business, financial condition, operating results, and cash flow.
In the past, we made substantial changes to our sales organization and sales coverage model. See Item 1, “Business — (c) Description of the Business — Sales and Marketing” for more information. The purpose of these changes was to enable the Company to increase its sales of new products and solutions to new and existing customers while protecting the Company’s installed base. In addition, these changes may require our sales force to acquire new skills and knowledge and to assume different roles. These changes are ongoing in fiscal 2009 as we continue to refine our go-to-market strategy in selected geographic markets. Any of these changes may lead to outcomes that are not anticipated or intended and may adversely affect the performance of our sales force and thus our cost of doing business, employee morale, or other performance metrics, all of which could materially adversely affect our business, financial condition, operating results and cash flow.

Failure to expand our channel partner programs related to the sale of CA solutions may result in lost sales opportunities, increases in expenses and weakening in our competitive position.
We sell CA solutions through systems integrators and value-added resellers in channel partner programs that require training and expertise to sell these solutions, and global penetration to grow these aspects of our business. The failure to expand these channel partner programs and penetrate these markets could materially adversely affect our success with channel partners, resulting in lost sales opportunities and an increase in expenses, as well as weaken our competitive position.

If we do not adequately manage and evolve our financial reporting and managerial systems and processes, including the successful implementation of our enterprise resource planning software, our ability to manage and grow our business may be harmed.
Our ability to successfully implement our business plan and comply with regulations requires effective planning and management systems and processes. We need to continue to improve existing and implement new operational and financial systems, procedures and controls to manage our business effectively in the future. As a result, we have licensed enterprise resource planning software and are in the process of expanding and upgrading our operational and financial systems. Any delay in the implementation of, or disruption in the transition to, our new or enhanced systems, procedures or internal controls, could adversely affect our ability to accurately forecast sales demand, manage our supply chain, achieve accuracy in the conversion of electronic data and records, and report financial and management information, including the filing of our quarterly or annual reports with the SEC, on a timely and accurate basis. Failure to properly or adequately address these issues could result in the diversion of management’s attention and resources, adversely affect our ability to manage our business and materially adversely affect our business, financial condition, results of operations and cash flow. Refer to Item 9A, “Controls and Procedures,” for further information.

We may encounter difficulties in successfully integrating companies and products that we have acquired or may acquire into our existing business and, therefore, such failed integration could materially adversely affect our infrastructure, market presence, or results of operations.
We have in the past and expect in the future to acquire complementary companies, products, services and technologies (including through mergers, asset acquisitions, joint ventures, partnerships, strategic alliances, and equity investments). The risks we may encounter include:

•	We may find that the acquired company or assets do not further improve our financial and strategic position as planned;

•	We may have difficulty integrating the operations, facilities, personnel and commission plans of the acquired business;

•	We may have difficulty forecasting or reporting results subsequent to acquisitions;

•	We may have difficulty retaining the technical skills needed to provide services on the acquired products;

•	We may have difficulty incorporating the acquired technologies or products with our existing product lines;

•	We may have product liability, customer liability or intellectual property liability associated with the sale of the acquired company’s products;

•	Our ongoing business may be disrupted by transition or integration issues; our management’s attention may be diverted from other business concerns;

•	We may be unable to obtain timely approvals from governmental authorities under applicable competition and antitrust laws;

•	We may have difficulty maintaining uniform standards, controls, procedures and policies;

•	Our relationships with current and new employees, customers and distributors could be impaired; the acquisition may result in increased litigation risk, including litigation from terminated employees or third parties;

•	We may have difficulty with determinations related to accounting matters, including those that require a high degree of judgment or complex estimation processes, including valuation and accounting for goodwill and intangible assets, stock-based compensation, and income tax matters; and

•	Our due diligence process may fail to identify significant issues with the target company’s product quality, financial disclosures, accounting practices, internal control deficiencies, including material weaknesses, product architecture, legal contingencies and other matters.

These factors could have a material adverse effect on our business, results of operations, financial condition and cash flow, particularly in the case of a large acquisition or number of acquisitions. To the extent we issue shares of stock or other rights to purchase stock, including options, to pay for acquisitions or to retain employees, existing stockholders’ interests may be diluted and earnings per share may decrease.

We are subject to intense competition in product and service offerings and pricing, and we expect to face increased competition in the future, which could diminish demand for our products and, therefore, reduce our sales, revenue and market presence.
The markets for our products are intensely competitive, and we expect product and service offerings and pricing competition to increase. Some of our competitors have longer operating histories, greater name recognition, a larger installed base of customers in any particular market niche, larger technical staffs, established relationships with hardware vendors or greater financial, technical and marketing resources. Competitors for our various products include large technology companies. We also face competition from numerous smaller companies that specialize in specific aspects of the highly fragmented software industry and shareware authors that may develop competing products. In addition, new companies enter the market on a frequent and regular basis, offering products that compete with those offered by us. Moreover, many customers historically have developed their own products that compete with those offered by us. The competition may affect our ability to attract and retain the technical skills needed to provide services to our customers, forcing us to become more reliant on delivery of services through third parties. This, in turn, could increase operating costs and decrease our revenue, profitability and cash flow. Additionally, competition from any of these sources can result in price reductions or displacement of our products, which could have a material adverse effect on our business, financial condition, operating results and cash flow.

Our competitors include large vendors of hardware or operating system software and/or service providers. The widespread inclusion of products that perform the same or similar functions as our products bundled within computer hardware or other companies’ software products, or services similar to those provided by us, could reduce the perceived need for our products and services, or render our products obsolete and unmarketable. Furthermore, even if these incorporated products are inferior or more limited than our products, customers may elect to accept the incorporated products rather than purchase our products. In addition, the software industry is currently undergoing consolidation as software companies seek to offer more extensive suites and broader arrays of software products and services, as well as integrated software and hardware solutions. This consolidation may negatively impact our competitive position, which could materially adversely affect our business, financial condition, operating results and cash flow. Refer to Item 1, “Business — (c) Narrative Description of the Business — Competition,” for additional information.

Our business may suffer if we are not able to retain and attract adequate qualified personnel, including key managerial, technical, marketing and sales personnel.
We operate in a business where there is intense competition for experienced personnel in all of our global markets. We depend on our ability to identify, recruit, hire, train, develop and retain qualified and effective personnel. Our ability to do so depends on numerous factors, including factors that we cannot control, such as competition and conditions in the local employment markets in which we operate. Our future success depends in large part on the continued contribution of our senior management and other key employees. A loss of a significant number of skilled managerial or personnel could have a negative effect on the quality of our products. A loss of a significant number of experienced and effective sales personnel could result in fewer sales of our products. Our failure to retain adequate employees in these categories could materially adversely affect our business, financial condition, operating results and cash flow.

Failure to adapt to technological change in a timely manner could materially adversely affect our revenue and earnings.
If we fail to keep pace with technological change in our industry, such failure would have an adverse effect on our revenue and earnings. We operate in a highly competitive industry characterized by rapid technological change, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. During the past several years, many new technological advancements and competing products entered the marketplace. The distributed systems and application management markets in which we operate are far more crowded and competitive than our traditional mainframe systems management markets.

Our ability to compete effectively and our growth prospects for all of our products depend upon many factors, including the success of our existing distributed systems products, the timely introduction and success of future software products, and the ability of our products to perform well with existing and future leading databases and other platforms supported by our products. We have experienced long development cycles and product delays in the past, particularly with some of our distributed systems products, and expect to have delays in the future. In addition, we have incurred, and expect to continue to incur, significant research and development costs, as we introduce new products. If there are delays in new product introductions or less-than-anticipated market acceptance of these new products, we will have invested substantial resources without realizing adequate revenues in return, which could materially adversely affect our financial condition, operating results and cash flow.

If our products do not remain compatible with ever-changing operating environments we could lose customers and the demand for our products and services could decrease, which could materially adversely affect our financial condition, operating results and cash flow.
The largest suppliers of systems and computing software are, in most cases, the manufacturers of the computer hardware systems used by most of our customers. Historically, these companies have from time to time modified or introduced new operating systems, systems software and computer hardware. In the future, such new products from these companies could incorporate features that perform functions currently performed by our products, or could require substantial modification of our products to maintain compatibility with these companies’ hardware or software. Although we have to date been able to adapt our products and our business to changes introduced by hardware manufacturers and system software developers, there can be no assurance that we will be able to do so in the future. Failure to adapt our products in a timely manner to such changes or customer decisions to forgo the use of our products in favor of those with comparable functionality contained either in the hardware or operating system could have a material adverse effect on our business, financial condition, operating results and cash flow.

Certain software that we use in daily operations is licensed from third parties and thus may not be available to us in the future, which has the potential to delay product development and production and, therefore, could materially adversely affect our financial condition, operating results and cash flow.
Some of our solutions contain software licensed from third parties. Some of these licenses may not be available to us in the future on terms that are acceptable to us or allow our products to remain competitive. The loss of these licenses or the inability to maintain any of them on commercially acceptable terms could delay development of future products or the enhancement of existing products. We may also choose to pay a premium price for such a license in certain circumstances where continuity of the licensed product would outweigh the premium cost of the license. There can be no assurance that, at a given point of time, any of the above will not have a material adverse effect on our business, financial condition, operating results and cash flow.

Certain software we use is from open source code sources, which, under certain circumstances, may lead to unintended consequences and, therefore, could materially adversely affect our business, financial condition, operating results and cash flow.
Some of our products contain software from open source code sources. The use of such open source code may subject us to certain conditions, including the obligation to offer our products that use open source code for no cost. We monitor our use of such open source code to avoid subjecting our products to conditions we do not intend. However, the use of such open source code may ultimately subject some of our products to unintended conditions, so that we are required to take remedial action that may divert resources away from our development efforts. We believe that the use of such open source code will not have a significant impact on our operations and that our products will be viable after any remediation efforts. However, there can be no assurance that future conditions involving such open source code will not have a material adverse effect on our business, financial condition, operating results and cash flow.

Discovery of errors in our software could materially adversely affect our revenue and earnings and subject us to product liability claims, which may be costly and time consuming.
The software products we offer are inherently complex. Despite testing and quality control, we cannot be certain that errors will not be found in current versions, new versions or enhancements of our products after commencement of commercial shipments. If new or existing customers have difficulty deploying our products or require significant amounts of customer support, our operating margins could be adversely affected. Moreover, we could face possible claims and higher development costs if our software contains undetected errors or if we fail to meet our customers’ expectations. Significant technical challenges also arise with our products because our customers purchase and deploy our products across a variety of computer platforms and integrate them with a number of third-party software applications and databases. These combinations increase our risk further because in the event of a system-wide failure, it may be difficult to determine which product is at fault; thus, we may be harmed by the failure of another supplier’s products. As a result of the foregoing, we could experience:

•	Loss of or delay in revenue and loss of market share;

•	Loss of customers, including the inability to do repeat business with existing key customers;

•	Damage to our reputation;

•	Failure to achieve market acceptance;

•	Diversion of development resources;

•	Increased service and warranty costs;

•	Legal actions by customers against us that could, whether or not successful, increase our costs and distract our management;

•	Increased insurance costs; and

•	Failure to successfully complete service engagements for product installations and implementations.

In addition, a product liability claim, whether or not successful, could be time-consuming and costly and thus could have a material adverse effect on our business, financial condition, operating results and cash flow.

Our credit ratings have been downgraded in the past and could be downgraded further, which would require us to pay additional interest under our principal revolving credit agreement and could adversely affect our ability to borrow in the future.
Our senior unsecured notes are rated by Moody’s Investors Service, Fitch Ratings, and Standard and Poor’s. These agencies or any other credit rating agency may downgrade or take other negative action with respect to our credit ratings in the future. If our credit ratings are downgraded or other negative action is taken, we would be required to, among other things, pay additional interest on outstanding borrowings under our principal revolving credit agreement. Any downgrades could affect our ability to obtain additional financing in the future and may affect the terms of any such financing. This could have a material adverse effect on our business, financial condition, operating results and cash flow.

We have a significant amount of debt, and failure to generate sufficient cash as our debt becomes due or to renew credit lines prior to their expiration could materially adversely affect our business, financial condition, operating results and cash flow.
As of March 31, 2008, we had $2.6 billion of debt outstanding, consisting of unsecured fixed-rate senior note obligations, convertible senior notes, and credit facility borrowings. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Commitments,” for the payment schedule of our long-term debt obligations, inclusive of interest. We expect that existing cash, cash equivalents, marketable securities, cash provided from operations and our bank credit facilities will be sufficient to meet ongoing cash requirements. However, failure to generate sufficient cash as our debt becomes due or to renew credit lines prior to their expiration could materially adversely affect our business, financial condition, operating results and cash flow.

Failure to protect our intellectual property rights and source code would weaken our competitive position.
Our future success is highly dependent upon our proprietary technology, including our software and our source code for such software. Failure to protect such technology could lead to our loss of valuable assets and competitive advantage. We protect our proprietary information through the use of patents, copyrights, trademarks, trade secret laws, confidentiality procedures and contractual provisions. Notwithstanding our efforts to protect our proprietary rights, policing unauthorized use or copying of our proprietary information is difficult. Unauthorized use or copying occurs from time to time and litigation to enforce intellectual property rights could result in significant costs and diversion of resources. Moreover, the laws of some foreign jurisdictions do not afford the same degree of protection to our proprietary rights as do the laws of the United States. For example, for some of our products, we rely on “shrink-wrap” or “click-on” licenses, which may be unenforceable in whole or in part in some jurisdictions in which we operate. In addition, patents we have obtained may be circumvented, challenged, invalidated or designed around by other companies. If we do not adequately protect our intellectual property for these or other reasons, our business, financial condition, operating results and cash flow could be materially adversely affected. Refer to “Item 1, Business — (c) Narrative Description of the Business — Technological Expertise,” for additional information.

We may become dependent upon large transactions, and the failure to close such transactions on a satisfactory basis could materially adversely affect our business, financial condition, operating results and cash flow.
In the past, we have been dependent upon large-dollar enterprise transactions with individual customers. There can be no assurances that we will not be reliant on large-dollar enterprise transactions in the future, and the failure to close such transactions on commercially attractive terms to us could materially adversely affect our business, financial condition, operating results and cash flow.

Our sales to government clients subject us to risks, including early termination, audits, investigations, sanctions and penalties.
Approximately 8% of our total deferred subscription value as of March 31, 2008 is associated with multi-year contracts signed with the U.S. federal government and other U.S. state and local governmental agencies. These contracts are generally subject to annual fiscal funding approval and/or may be terminated at the convenience of the government. Termination of a contract or funding for a contract could adversely affect our sales, revenue and reputation. Additionally, government contracts are generally subject to audits and investigations, which could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with the government.

Our customers’ data centers and IT environments may be subject to hacking or other breaches, harming the market perception of the effectiveness of our products.
If an actual or perceived breach of our customers’ network security occurs, allowing access to our customers’ data centers or other parts of their IT environments, regardless of whether the breach is attributable to our products, the market perception of the effectiveness of our products could be harmed. Because the techniques used by computer hackers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. Alleviating any of these problems could require significant expenditures of our capital and diversion of our resources from development efforts. Additionally, these efforts could cause interruptions, delays or cessation of our product licensing, or modification of our software, which could cause us to lose existing or potential customers, which could materially adversely affect our business, financial condition, operating results and cash flow.

Our software products, data centers and IT environments may be subject to hacking or other breaches, harming the market perception of the effectiveness of our products.
Although we believe we have sufficient controls in place to prevent intentional disruptions, we expect to be an ongoing target of attacks specifically designed to impede the performance of our products. Similarly, experienced computer programmers, or hackers, may attempt to penetrate our network security or the security of our data centers and IT environments and misappropriate proprietary information or cause interruptions of our services. If these intentionally disruptive efforts are successful, our activities could be adversely affected, our reputation and future sales could be harmed and our business, financial condition, operating results and cash flow could be materially adversely affected.

General economic conditions may lead our customers to delay or forgo technology upgrades which could adversely affect our business, financial condition, operating results and cash flow.
Our products are designed to improve the productivity and efficiency of our customers’ information processing resources. However, a general slowdown in the world economy or a particular region, or business or industry sector (such as the financial services sector), particularly with respect to discretionary spending for software, could cause customers to delay or forgo decisions to license new products, to upgrade their existing environments or to acquire services, which could adversely affect our business, financial condition, operating results and cash flow.

The use of third-party microcode could negatively affect our product development.
We anticipate ongoing use of microcode or firmware provided by hardware manufacturers. Microcode and firmware are essentially software programs embedded in hardware and are, therefore, less flexible than other types of software. We believe that such continued use will not have a significant impact on our operations and that our products will remain compatible with any changes to such code. However, there can be no assurance that future technological developments involving such microcode will not have a material adverse effect on our business, financial condition, operating results and cash flow.

We may lose access to third-party operating systems, which could materially adversely affect future product development.
In the past, certain of our licensees using proprietary operating systems were furnished with “source code,” which makes the operating system understandable to programmers; or “object code,” which directly controls the hardware; and other technical documentation. Since the availability of source code facilitated the development of systems and applications software, which must interface with the operating systems, independent software vendors, such as us, were able to develop and market compatible software. Other vendors, including some of the largest vendors, have a policy of restricting the use or availability of the source code for some of their operating systems. To date, this policy has not had a material effect on us. Some companies, however, may adopt more restrictive policies in the future or impose unfavorable terms and conditions for such access. These restrictions may, in the future, result in higher research and development costs for us in connection with the enhancement and modification of our existing products and the development of new products. Although we do not expect that such restrictions will have this adverse effect, there can be no assurances that such restrictions or other restrictions will not have a material adverse effect on our business, financial condition, operating results and cash flow.

Third parties could claim that our products infringe their intellectual property rights or that we owe royalty payments, which could result in significant litigation expense or settlement with unfavorable terms, which could materially adversely affect our business, financial condition, operating results and cash flow.
From time to time third parties may claim that our products infringe various forms of their intellectual property or that we owe royalty payments to them. Investigation of these claims, whether with or without merit, can be expensive and could affect development, marketing or shipment of our products. As the number of software patents issued increases, it is likely that additional claims, with or without merit, will be asserted. Defending against such claims is time-consuming and could result in significant litigation expense or settlement with unfavorable terms, which could materially adversely affect our business, financial condition, operating results and cash flow.

Fluctuations in foreign currencies could result in translation losses.
Most of the revenue and expenses of our foreign subsidiaries are denominated in local currencies. Given the relatively long sales cycle that is typical for many of our products and that a substantial portion of our revenue is generated outside of the U.S., foreign currency fluctuations could result in substantial changes due to the foreign currency impact upon translation of these transactions into U.S. dollars.

In the normal course of business, we employ various strategies to manage these risks, including the use of derivative instruments. To the extent that these strategies do not manage all of the risks inherent in our foreign exchange exposures or that these strategies may cause our earnings and expenses to fluctuate more than they would have had these strategies not been employed, fluctuations of the exchange rates of foreign currencies against the U.S. dollar could materially adversely affect our business, financial condition, operating results and cash flow.

Our stock price is subject to significant fluctuations.
Our stock price is subject to significant fluctuations in reaction to variations in quarterly operating and financial results, the gain or loss of significant license agreements, changes in our public forecasts of operating and financial results, changes in investment analysts’ estimates of our operating and financial results, announcements related to accounting issues, announcements of technological innovations or new products by us or our competitors, changes in domestic and international economic and business conditions, general conditions in the software and computer industries and other events or factors. In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price of many companies in industries that are similar or related to those in which we operate and that have been unrelated to the operating performance of these companies. These market fluctuations have from time to time in the past adversely affected and may continue to adversely affect the market price of our common stock, which in turn could adversely affect the value of our stock-based compensation and our ability to retain and attract key employees, which could materially adversely affect our business, financial condition, operating results and cash flow.

Any failure by us to execute our restructuring plans and related sales model changes successfully could result in total costs that are greater than expected or revenues that are less than anticipated.
We have announced restructuring plans, which include workforce reductions as well as global facility consolidations and other cost reduction initiatives. We may have further workforce reductions or restructuring actions in the future. Risks associated with these actions and other workforce management issues include delays in implementation of anticipated workforce reductions, changes in restructuring plans that increase or decrease the number of employees affected, decreases in employee morale and the failure to meet operational targets due to the loss of employees, any of which may impair our ability to achieve anticipated cost reductions or may otherwise harm our business, which could materially adversely affect our financial condition, operating results and cash flow.

During fiscal 2008, our restructuring efforts in Asia focused on shifting our sales model in certain smaller countries from a direct sales force model to an indirect, partner-led model. We may implement this strategy in other regions in the future. Risks associated with this business model shift include the potential inability of our partners to sell our products effectively and to provide adequate implementation services and product support. A greater reliance on partners will also subject us to further third party risks associated with business practices in those regions.

We have outsourced various functions to third parties and these arrangements may not be successful, thereby resulting in increased costs or may negatively impact service levels.
We have outsourced various functions to third parties and may outsource additional functions to third-party providers in the future. We rely on those third parties to provide services on a timely and effective basis. Although we closely monitor the performance of these third parties and maintain contingency plans in case the third parties are unable to perform as agreed, we do not ultimately control the performance of our outsourcing partners. The failure of third-party outsourcing partners to perform as expected or as required by contract could result in significant disruptions and costs to our operations, which could materially adversely affect our business, financial condition, operating results and cash flow and our ability to file our financial statements with the Securities and Exchange Commission timely or accurately.

Potential tax liabilities may materially adversely affect our results.
We are subject to income taxes in the United States and in numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from that which is reflected in our income tax provisions and accruals. Should additional taxes be assessed as a result of an audit or litigation, a material adverse effect could result on our income tax provision, net income and cash flow in the period or periods in which that determination is made.

ITEM 2. PROPERTIES.

Our principal real estate properties are located in areas necessary to meet sales and operating requirements. All of the properties are considered to be both suitable and adequate to meet current and anticipated operating requirements.

As of March 31, 2008, we leased 77 facilities throughout the United States and 126 facilities outside the United States. Our lease obligations expire on various dates with the longest commitment extending to 2023. We believe all of our leases will be renewable at market terms at our option as they become due.

We own one facility in Germany totaling approximately 100,000 square feet, two facilities in Italy which total approximately 140,000 square feet, one facility in India totaling approximately 255,000 square feet and an approximately 215,000 square foot European headquarters in the United Kingdom.

We periodically review the benefits of owning our properties. On occasion, we enter into sale-leaseback transactions and use the proceeds to fund strategic actions such as acquisitions, product development, or common stock repurchases. Depending upon the strategic importance of a particular location and management’s long-term plans, the duration of the initial lease term in sale-leaseback transactions may vary.

We own and lease various computer, telecommunications, electronic, and transportation equipment. We also lease mainframe and distributed computers at our facilities in Islandia, New York, and Lisle, Illinois. This equipment is used for internal product development, technical support efforts, and administrative purposes. We consider our computer and other equipment to be adequate for our current and anticipated needs. Refer to “Contractual Obligations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 8, “Commitments and Contingencies,” in the Notes to the Consolidated Financial Statements for additional information.

ITEM 3. LEGAL PROCEEDINGS.

On April 9, 2007, we filed a complaint in the United States District Court for the Eastern District of New York against Rocket Software, Inc. (Rocket). On August 1, 2007, we filed an amended complaint alleging that Rocket stole intellectual property associated with a number of our key database management software products. The amended complaint includes causes of action for copyright infringement, misappropriation of trade secrets, unfair competition, and unjust enrichment/restitution. In the amended complaint, CA seeks damages of at least $200 million for Rocket’s alleged theft and misappropriation of CA’s intellectual property, as well as an injunction preventing Rocket from continuing to distribute the database management software products at issue. On November 14, 2007, Rocket filed a Motion to Dismiss the Amended Complaint. As of January 10, 2008, this motion was fully briefed and awaiting a decision by the Court. The parties have also begun fact discovery, which is currently set to close on June 30, 2008. On April 9, 2008, we submitted a motion for a preliminary injunction, which was predicated upon newly-discovered evidence of literal copying of certain portions of CA’s source code by Rocket. That motion is scheduled for oral argument on May 29, 2008. We can make no prediction as to the outcome of this litigation including with respect to amounts to be awarded if we prevail.

Refer to Note 8, “Commitments and Contingencies,” in the Notes to the Consolidated Financial Statements for information regarding certain other legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Executive Officers of the Registrant.
The name, age, present position, and business experience of our executive officers for the past five years as of May 23, 2008 are listed below:

John A. Swainson, 53, has been Chief Executive Officer of the Company since February 2005 and a member of the Company’s Board of Directors since November 2004. Mr. Swainson joined the Company in November 2004. From November 2004 to March 2008, he also served as the Company’s President. From July to November 2004, Mr. Swainson was Vice President of Worldwide Sales and Marketing of the Software Group at International Business Machines Corporation (IBM), a manufacturer of information processing products and a technology, software, and networking systems manufacturer and developer. From 1997 to July 2004, he was General Manager of the Application Integration and Middleware division of IBM’s Software Group.

Michael J. Christenson, 49, has been President of the Company since March 2008 and Chief Operating Officer since April 2006. Mr. Christenson joined the Company in 2005. From February 2005 to April 2006, Mr. Christenson served as the Company’s Executive Vice President of Strategy and Business Development. He retired in 2004 from Citigroup Global Markets, Inc. after a 23-year career as an investment banker, where he was responsible for that company’s Global Private Equity Investment Banking, North American Regional Investment Banking, and Latin American Investment Banking.

Russell M. Artzt, 61, co-founded the Company in June 1976. He has been Vice Chairman and Founder of the Company since April 2007, playing an instrumental role in the evolution of the Company’s EITM vision. Mr. Artzt also provides counsel in the areas of strategic partnerships, product development leadership, and corporate strategy. Mr. Artzt was the Company’s Executive Vice President of Products from January 2004 to April 2007 and he was Executive Vice President, eTrust® Solutions from April 2002 to January 2004.

James E. Bryant, 63, has been Executive Vice President and Chief Administrative Officer of the Company since June 2006, when he joined the Company. He is responsible for the Company’s information technology, facilities and administration, corporate transformation, and planning functions. From 2005 to June 2006, Mr. Bryant was a member of Common Angels, a Boston-based investment group that provides funding and mentoring for high technology start-ups. From 2003 to June 2006, he was a Selectman for the Town of Hamilton, Massachusetts. From 1994 to 2002, Mr. Bryant served as Vice President of Finance in IBM’s Software Group.

Nancy E. Cooper, 54, has been Executive Vice President and Chief Financial Officer of the Company since she joined the Company in August 2006. From December 2001 to August 2006, she served as Senior Vice President and Chief Financial Officer of IMS Health Incorporated, a provider of information solutions to the pharmaceutical and healthcare industries. Ms. Cooper began her career at IBM, where she held positions of increasing responsibility over a 22-year period including Chief Financial Officer of the Global Industries Division, Assistant Corporate Controller, and Controller and Treasurer of IBM Credit Corporation.

Andrew Goodman, 49, has been Executive Vice President, Worldwide Human Resources of the Company since July 2005. Mr. Goodman joined the Company in July 2002. From July 2002 to July 2005, he served as Senior Vice President of Human Resources.

Ajei S. Gopal, 46, has been Executive Vice President, EITM Group since January 2008. Dr. Gopal has overall responsibility for the Company’s strategic EITM initiative, including Service Management, Infrastructure Management, Application Performance Management, Workload Automation, Security Management, and Recovery Management. He

joined the Company in July 2006. From July 2006 to May 2007, he served as Senior Vice President and General Manager, Enterprise Systems Management Business Unit. From May 2007 to January 2008 he served as Executive Vice President and General Manager of the Management Business Unit and Security Business Unit. Dr. Gopal was with Symantec Corporation, a provider of infrastructure software, from September 2004 to July 2006, where he served most recently as Executive Vice President and Chief Technology Officer, and earlier as Senior Vice President, Global Technology and Corporate Development. From June 2001 to June 2004, Dr. Gopal was with ReefEdge Networks, a provider of wireless LAN systems, a company he co-founded, where he served on the Board of Directors and held several executive roles.

Kenneth V. Handal, 59, has been Executive Vice President, Global Risk & Compliance, since February 2007, Chief Compliance Officer since November 2007, and Corporate Secretary since April 2005. He is responsible for the Company’s corporate governance and compliance programs and the internal audit, internal controls and global security functions. Mr. Handal joined the Company in July 2004. From September 2006 to February 2007, he served as Executive Vice President and Co-General Counsel, and from July 2004 to September 2006, he was Executive Vice President and General Counsel of the Company. From July 1996 to July 2004, Mr. Handal was Associate General Counsel for the Altria Group, Inc., which included Philip Morris and Kraft Foods.

Jacob Lamm, 43, has been the Company’s Executive Vice President, Governance Group since January 2008. He is responsible for business units focused on delivering solutions that help organizations effectively govern all areas of operations, including IT Governance, Project & Portfolio Management, Records Management, Risk and Compliance Management, and New Product Development. Mr. Lamm joined the Company in 1998 with the acquisition of Professional Help Desk, where he was co-founder and served as executive vice president and chief technology officer. From March 2007 until January 2008, he served as the Company’s Executive Vice President and General Manager, Business Service Optimization Business Unit. From April 2005 through March 2007, he served as Senior Vice President, General Manager and Business Unit Executive. From October 2003 through April 2005, he served as Senior Vice President, Development. From February 2000 through October 2003, he served as a Senior Vice President.

Alan F. Nugent, 53, has been Executive Vice President and Chief Technology Officer of the Company since June 2006. Mr. Nugent joined the Company in April 2005. From April 2005 to June 2006, he served as Senior Vice President and General Manager, Enterprise Systems Management Business Unit. From March 2002 to April 2005, he served as Senior Vice President and Chief Technology Officer of Novell, Inc., an infrastructure software and services company.

Amy Fliegelman Olli, 44, has been Executive Vice President and General Counsel of the Company since February 2007. Ms. Olli joined the Company in September 2006. From September 2006 to February 2007, she served as Executive Vice President and Co-General Counsel of the Company. Before September 2006, Ms. Olli spent nearly 20 years in various senior-level legal positions with divisions of IBM, most recently as General Counsel — Americas and Global Coordinator for Sales and Distribution for IBM, where she was responsible for a team of more than 200 lawyers in the U.S., Europe, Latin America and Canada, and for coordination of all of IBM’s sales and distribution lawyers on a global basis.

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

During fiscal 2008 and through April 27, 2008, our common stock was traded on the New York Stock Exchange under the symbol “CA.” On April 28, 2008, we commenced trading on The NASDAQ Global Select Market tier of The NASDAQ Stock Market LLC under the same symbol. The following table sets forth, for the fiscal quarters indicated, the quarterly high and low closing sales prices on the New York Stock Exchange:

	FISCAL 2008		FISCAL 2007
	HIGH	LOW	HIGH	LOW

Fourth Quarter	$26.31	$21.26	$27.21	$23.32
Third Quarter	$27.18	$24.15	$25.28	$21.50
Second Quarter	$26.68	$23.41	$24.28	$19.10
First Quarter	$28.21	$25.39	$27.19	$20.55

On March 31, 2008, the closing price for our common stock on the New York Stock Exchange was $22.50. As of March 31, 2008 we had approximately 9,700 stockholders of record.

We have paid cash dividends each year since July 1990. For fiscal 2008, 2007 and 2006, we paid annual cash dividends of $0.16 per share, which have been paid out in quarterly installments of $0.04 per share as and when declared by the Board of Directors.

Purchases of Equity Securities by the Issuer
On June 29, 2006, our Board of Directors authorized a plan to repurchase up to $2 billion in shares of common stock. This plan replaced the prior $600 million common stock repurchase plan.

On August 15, 2006, we announced the commencement of a $1 billion tender offer to repurchase outstanding common stock, at a price not less than $22.50 and not greater than $24.50 per share. On September 14, 2006, the expiration date of the tender offer, we accepted for purchase 41.2 million shares of common stock at a purchase price of $24.00 per share, for a total price of $989 million, which excludes bank, legal and other associated charges. Upon completion of the tender offer, we retired all of the shares that were repurchased.

On May 23, 2007, we announced that as part of our previously authorized share repurchase plan of up to $2 billion, we would repurchase up to $500 million of our shares under an Accelerated Share Repurchase program.

On June 20, 2007, we paid $500 million to repurchase shares of our common stock and received 16.9 million shares from a third-party financial institution at inception of the Accelerated Share Repurchase program. On November 21, 2007, we concluded the Accelerated Share Repurchase program. Based on the terms of the agreement between us and the third-party financial institution, we received 3.0 million additional shares of our common stock at the conclusion of the program in November 2007 at no additional cost. The average price paid under the Accelerated Share Repurchase program was $25.13 per share and total shares repurchased was 19.9 million.

The remaining authority under the previously authorized plan to repurchase up to $2 billion in shares of common stock has expired. Any potential future repurchases will be considered by us in the normal course of business.

ITEM 6. SELECTED FINANCIAL DATA.

The information set forth below should be read in conjunction with the “Results of Operations” section included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Statement of Operations Data

	YEAR ENDED MARCH 31,
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)	2008	2007	2006	2005	2004

Revenue	$4,277	$3,943	$3,772	$3,583	$3,306
Income (loss) from continuing operations[1]	500	121	160	27	(89)
Basic income (loss) from continuing operations per share	0.97	0.22	0.28	0.05	(0.15)
Diluted income (loss) from continuing operations per share	0.93	0.22	0.27	0.05	(0.15)
Dividends declared per common share	0.16	0.16	0.16	0.08	0.08

Balance Sheet and Other Data

	MARCH 31,
(IN MILLIONS)	2008	2007	2006	2005	2004

Cash provided by continuing operating activities	$1,103	$1,068	$1,380	$1,527	$1,279
Working capital surplus (deficit)[2]	190	(51)	(462)	199	676
Working capital, excluding deferred revenue[2,3]	2,854	2,332	1,694	2,243	2,542
Total assets[2,4]	11,756	11,517	11,118	11,726	11,278
Long-term debt (less current maturities)	2,221	2,572	1,813	1,810	2,298
Stockholders’ equity[4]	3,709	3,654	4,718	5,034	4,921

1	In fiscal 2008, we incurred after-tax charges of $74 million for restructuring and other costs.

In fiscal 2007, we incurred after-tax charges of $124 million for restructuring and other costs and $6 million for write-offs of in-process research and development costs due to our recent acquisitions.

In fiscal 2006, we incurred after-tax charges of $54 million for restructuring and other costs and an after-tax benefit of $5 million relating to the gain on the divestiture of assets that were contributed during the formation of Ingres Corp. We also incurred an after-tax charge of $18 million for write-offs of in-process research and development costs due to our recent acquisitions.

In fiscal 2005, we incurred an after-tax charge of $144 million related to the shareholder litigation and government investigation settlements, a tax expense charge of $55 million related to the planned repatriation of $500 million in cash under the American Jobs Creation Act of 2004, and an after-tax charge of $17 million for severance and other expenses in connection with a restructuring plan.

2	Certain prior year balances have been reclassified to conform with the current year’s presentation. Refer to the “Reclassifications” section in Note 1, “Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements for additional information.

3	Deferred revenue includes all amounts billed or collected in advance of revenue recognition from all sources including subscription license agreements, maintenance, and professional services. It does not include unearned revenue on future installments not yet billed as of the respective balance sheet dates.

4	In the fourth quarter of fiscal 2008, the Company identified approximately $36 million of tax-related errors, $10 million of which pertained to current taxes payable for fiscal 2005 and $26 million of which pertained to noncurrent deferred tax assets for periods prior to fiscal 2005. Accordingly, the Consolidated Balance Sheet as of March 31, 2007 presented in this Form 10-K and the Stockholders’ equity line in this table for fiscal 2007, 2006, 2005, and 2004 have been adjusted to reflect the corresponding reduction in Retained earnings in Stockholders’ equity. The correction of these errors does not affect the Consolidated Statements of Operations or the Statements of Cash Flows contained in this Form 10-K and these corrections were not considered material to prior period financial statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) is intended to provide an understanding of our financial condition, change in financial condition, cash flow, liquidity and results of operations. This MD&A should be read in conjunction with our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements appearing elsewhere in this Report. References in this MD&A to fiscal 2008, fiscal 2007, fiscal 2006 and fiscal 2005, etc. are to our fiscal years ended on March 31, 2008, 2007, 2006 and 2005, etc., respectively.

Business Overview
We are the world’s leading independent information technology (IT) management software company, helping organizations use IT to better perform, compete, innovate and grow. We help customers govern, manage and secure their entire IT operation — all of the people, information, processes, systems, networks, applications and databases from a Web service to the mainframe, regardless of the hardware or software they are using.

We license our products worldwide, principally to large IT service providers, financial services companies, governmental agencies, retailers, manufacturers, educational institutions, and healthcare institutions. These customers typically maintain IT infrastructures that are both complex and central to their objectives for operational excellence.

We offer our software products and solutions directly to our customers through our direct sales force and indirectly through global systems integrators, value-added partners, original equipment manufacturers, and distribution partners.

CA’s Business Model
As described in greater detail in Part I, Item 1, “Business”, we license our software products directly to customers as well as through distributors, resellers and value-added resellers. We generate revenue from the following sources: license fees — licensing our products on a right-to-use basis; maintenance fees — providing customer technical support and product enhancements; and service fees — providing professional services such as product implementation, consulting and education. The timing and amount of fees recognized as revenue during a reporting period are determined in accordance with generally accepted accounting principles in the United States of America (GAAP).

Under our business model, we offer customers a wide range of licensing options, including the flexibility to license software under month-to-month licenses or to fix their costs by committing to longer-term agreements. Licenses sold for most of our software products permit customers to change their software product mix as their business and technology needs change, which includes the right to receive software products in the future within defined product lines for no additional fee, commonly referred to as unspecified future software products. In such instances, we do not have vendor-specific objective evidence (VSOE) for the fair value of the undelivered elements, and we are therefore required under GAAP to recognize revenue from such license agreements evenly on a monthly basis (also known as ratably) over the license term.

Under our business model, a relatively small percentage of our revenue is recognized on a perpetual or up-front basis once all revenue recognition criteria are met in accordance with Statement of Position 97-2 “Software Revenue Recognition” (SOP 97-2) (see “Critical Accounting Policies and Estimates” below for details). In such cases, these products are not sold with the right to receive unspecified future software products and VSOE has been established for maintenance. We expect to continue to offer these types of licensing arrangements; therefore, the amount of revenue we expect to recognize on an up-front basis may increase to the extent that such license agreements are not executed within a short time frame of other agreements with the same customer or in contemplation of other license agreements with the same customer for which the right exists to receive unspecified future software products.

Some contracts executed prior to October 2000 (the prior business model) remain in effect and have not been renewed under license arrangements that contain the right to receive unspecific future software products. Under those agreements, and as is common practice in the software industry, we did not offer our customers the right to receive unspecified future software products and we were required under GAAP to record the present value of the license agreement as revenue at the time the license agreement was signed. As these customer license agreements are renewed under our current licensing model, we expect to see an increase in deferred subscription value related to these licenses, from which subscription revenue will be amortized in future periods. Total deferred subscription value is also expected to increase as we transition acquired company contracts to our business model, sell additional products and capacity to existing customers, and enter into new contracts with new customers. The favorable impact on subscription revenue from the conversion of contracts from our prior business model to our business model is decreasing over time as the transition is completed. The remaining balance of unbilled installment receivables that were previously recognized as revenue under our prior business model was $0.40 billion and $0.50 billion as of March 31, 2008 and March 31, 2007, respectively.

Under our license agreements, customers generally make installment payments for the right to use our software products over the term of the associated software license agreement. While the timing of revenue recognition is affected by the offering of unspecified future software products, it generally has not changed the timing of how we bill and collect cash from customers and as a result, our cash generated from operations has generally not been affected by the offering of unspecified future software products.

Significant Business Events

Acquisitions and Divestitures
In November 2006, we sold our interest in Benit for $3 million.

In September 2006, we acquired Cendura Corporation a privately held provider of IT service management and application service delivery solutions.

In July 2006, we acquired XOsoft, Inc. (XOsoft), a privately held company that provided continuous application availability solutions that minimize application downtime and accelerate time to recovery.

In June 2006, we acquired MDY Group International, Inc., a provider of enterprise records management software and services.

In May 2006, we acquired Cybermation Inc., a privately held provider of enterprise workload automation solutions.

In March 2006, we acquired the common stock of Wily Technology, Inc., a provider of enterprise application management solutions.

In December 2005, we acquired Control F-1 Corporation, a privately held provider of support automation solutions that automatically prevent, detect and repair end-user computer problems before they disrupt critical IT services.

In December 2005, we sold our wholly-owned subsidiary MultiGen-Paradigm, Inc. (MultiGen). MultiGen was a provider of real-time, end-to-end 3D solutions for visualizations, simulations and training applications used for both civilian and governmental purposes.

In November 2005, we announced an agreement with Garnett & Helfrich Capital, a private equity firm, to create an independent corporate entity, Ingres Corporation. We divested our Ingres® open source database unit into Ingres Corporation, of which Garnett & Helfrich Capital is the majority shareholder and we hold a minority position.

In October 2005, we acquired iLumin Software Services, Inc., a privately held provider of enterprise message management and archiving software.

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

	YEAR ENDED MARCH 31,			PERCENT
(DOLLARS IN MILLIONS)	2008	2007	CHANGE	CHANGE

Total revenue	$4,277	$3,943	$334	8%
Subscription and maintenance revenue	$3,762	$3,458	$304	9%
New deferred subscription value (direct)[1]	$3,723	$3,107	$616	20%
New deferred subscription value (indirect)	$135	$183	$(48)	(26)%
Weighted average license agreement duration in years (direct)	3.22	3.29	(0.07)	(2)%
Cash provided by operating activities	$1,103	$1,068	$35	3%
Income from continuing operations, net of taxes	$500	$121	$379	313%

	MARCH 31,			PERCENT
(DOLLARS IN MILLIONS)	2008	2007	CHANGE	CHANGE

Cash, cash equivalents and marketable securities[2]	$2,796	$2,280	$516	23%
Total debt	$2,582	$2,583	$(1)	—%
Total expected future cash collections from committed contracts[3]	$4,362	$4,180	$182	4%
Revenue to be recognized in next 12 months from committed contracts[3]	$3,478	$3,080	$398	13%
Revenue to be recognized beyond next 12 months from committed contracts[3]	$3,380	$3,075	$305	10%
Total Revenue Backlog	$6,858	$6,155	$703	11%

1	Includes results for our one-tier channel business.

2	For March 31, 2008 and March 31, 2007, marketable securities were $1 million and $5 million, respectively.

3	Refer to the discussion in the “Liquidity and Capital Resources” section of this MD&A for additional information on expected future cash collections from committed contracts, billing backlog and revenue backlog.

Analyses of our performance indicators, including general trends, can be found in the “Results of Operations” and “Liquidity and Capital Resources” sections of this MD&A. The performance indicators discussed below are those that we believe are unique because of our subscription-based business model.

Subscription and Maintenance Revenue — Subscription and maintenance revenue is the amount of revenue recognized ratably during the reporting period from either: (i) subscription license agreements that were in effect during the period, which generally include maintenance that is bundled with and not separately identifiable from software usage fees or product sales, or (ii) maintenance agreements associated with providing customer technical support and access to software fixes and upgrades which are separately identifiable from software usage fees or product sales.

New Deferred Subscription Value — New deferred subscription value is the aggregate incremental amount we expect to collect from our customers over the terms of the underlying subscription license agreements entered into during a reporting period. These amounts relate to the sale of products, by distributors, resellers and value-added resellers to end-users, where the contracts incorporate the right for end-users to receive unspecified future software products. These amounts are recognized ratably as subscription revenue over the applicable software license terms. New deferred subscription value typically excludes the value associated with certain “perpetual” based licenses, maintenance-only license agreements, license-only indirect sales, and professional services arrangements.

The license agreements that contribute to new deferred subscription value represent binding payment commitments by customers over periods generally up to three years, although in certain cases customer commitments can be for longer periods. The amount of new deferred subscription value recorded in a period is affected by the volume and amount of contracts renewed during that period. Typically, our new deferred subscription value increases in each consecutive quarter during a fiscal year, with the first quarter being the weakest and the fourth quarter being the strongest. However, as we make efforts to improve the balance of the distribution of our contract renewals throughout the fiscal year, new deferred subscription value may not always follow the pattern of increasing in consecutive quarters during a fiscal year, and the quarter to quarter differences in new deferred subscription value may be more moderate. Additionally, changes in new deferred subscription value, relative to previous periods, do not necessarily correlate to changes in billings or cash receipts, relative to previous periods. The contribution to current period revenue from new deferred subscription value from any single license agreement is relatively small, since revenue is recognized ratably over the applicable license agreement term.

Weighted Average License Agreement Duration in Years — The weighted average license agreement duration in years for our direct business reflects the duration of all software licenses executed during a period, weighted to reflect the contract value of each individual software license. The weighted average duration is affected by the number and dollar amounts of contracts signed during the period, and therefore may change from period to period and will not necessarily correlate to the prior year periods. If the weighted average life of our subscription license agreements remains constant, an increase in deferred subscription value will ultimately result in an increase in subscription revenue in future periods.

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

Total Revenue Backlog — Total revenue backlog represents the aggregate amount the Company expects to recognize as revenue in the future as either subscription and maintenance revenue or professional services revenue associated with contractually committed amounts billed or to be billed as of the balance sheet date. Total revenue backlog is comprised of amounts recognized as a liability in our consolidated balance sheets as “deferred revenue — billed or collected” as well as unearned amounts associated with balances yet to be billed under subscription, maintenance and professional service agreements. Amounts are classified as current or non-current depending on when they are expected to be earned and therefore recognized as revenue. We refer to the portion of total revenue backlog that relates to subscription and maintenance licenses as deferred subscription value. Deferred subscription value is recognized as revenue evenly on a monthly basis over the duration of the underlying license agreements and is reported as “Subscription and maintenance revenue” line in our Consolidated Statements of Operations.

“Deferred revenue — billed or collected” is comprised of: (i) amounts received in advance of revenue recognition from the customer, (ii) amounts billed but not collected for which revenue has not yet been earned, and (iii) amounts received in advance of revenue recognition from financial institutions where the Company has transferred its interest in committed installments (referred to as “financing obligations” in the Notes to the Consolidated Financial Statements).

Results of Operations
The following table presents revenue and expense line items reported in our Consolidated Statements of Operations for fiscal 2008, 2007 and 2006 and the period-over-period dollar and percentage changes for those line items. Dollar amounts are expressed in millions. Certain prior year balances have been reclassified to conform to the current period’s presentation. For further information, see Note 1, “Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements.

				DOLLAR	PERCENT	DOLLAR	PERCENT
	YEAR ENDED MARCH 31,			CHANGE	CHANGE	CHANGE	CHANGE
(DOLLARS IN MILLIONS)	2008	2007	2006	2008/2007	2008/2007	2007/2006	2007/2006

Revenue:
Subscription and maintenance revenue	$3,762	$3,458	$3,252	$304	9%	$206	6%
Professional services	383	351	315	32	9	36	11
Software fees and other	132	134	205	(2)	(1)	(71)	(35)

Total revenue	$4,277	$3,943	$3,772	$334	8%	$171	5%

Expenses:
Costs of licensing and maintenance	$267	$244	$236	$23	9%	$8	3%
Cost of professional services	350	326	263	24	7	63	24
Amortization of capitalized software costs	117	354	449	(237)	(67)	(95)	(21)
Selling and marketing	1,258	1,269	1,327	(11)	(1)	(58)	(4)
General and administrative	632	646	547	(14)	(2)	99	18
Product development and enhancements	516	544	559	(28)	(5)	(15)	(3)
Depreciation and amortization of other intangible assets	156	148	134	8	5	14	10
Other expenses (gains), net	6	(13)	(15)	19	(146)	2	(13)
Restructuring and other	121	201	88	(80)	(40)	113	128
Charge for in-process research and development costs	—	10	18	(10)	(100)	(8)	(44)

Total expenses before interest and income taxes	3,423	3,729	3,606	(306)	(8)	123	3
Income from continuing operations before interest and income taxes	854	214	166	640	299	48	29
Interest expense, net	46	60	41	(14)	(23)	19	46

Income from continuing operations before income taxes	808	154	125	654	425	29	23
Income tax expense (benefit)	308	33	(35)	275	833	68	(194)

Income from continuing operations	$500	$121	$160	$379	313%	$(39)	(24)%

Note — amounts may not add to their respective totals due to rounding.

The following table sets forth, for the fiscal years indicated, the percentage that the items in the accompanying Consolidated Statements of Operations bear to total revenue.

	PERCENTAGE OF TOTAL
	REVENUE FOR THE YEAR
	ENDED MARCH 31,
	2008	2007	2006

Revenue:
Subscription and maintenance revenue	88%	88%	86%
Professional services	9	9	8
Software fees and other	3	3	6

Total revenue	100%	100%	100%
Expenses:
Costs of licensing and maintenance	6%	6%	6%
Cost of professional services	8	8	7
Amortization of capitalized software costs	3	9	12
Selling and marketing	29	32	35
General and administrative	15	16	15
Product development and enhancements	12	14	15
Depreciation and amortization of other intangible assets	4	4	4
Other expenses (gains), net	—	—	—
Restructuring and other	3	5	2
Charge for in-process research and development costs	—	—	—

Total expenses before interest and taxes	80%	95%	96%
Income from continuing operations before interest and income taxes	20	5	4
Interest expense, net	1%	2%	1%
Income from continuing operations before income taxes	19	4	3
Income tax expense (benefit)	7	1	(1)
Income from continuing operations	12	3	4

Revenue
Total revenue was favorably affected by foreign exchange of $165 million for fiscal 2008 compared with fiscal 2007 and $74 million for fiscal 2007 compared with fiscal 2006.

Subscription and Maintenance Revenue
Subscription and maintenance revenue is the amount of revenue recognized ratably during the reporting period from either: (i) subscription license agreements that were in effect during the period, which generally include maintenance that is bundled with and not separately identifiable from software usage fees or product sales, or (ii) maintenance agreements associated with providing customer technical support and access to software fixes and upgrades which are separately identifiable from software usage fees or product sales.

For fiscal 2008, subscription and maintenance revenue associated with sales made directly to our end-user customers, which we define as our direct business, was $3.36 billion compared with $3.16 billion for fiscal 2007. Sales made through our channel partners, which we define as our indirect business, contributed $403 million to subscription and maintenance revenue compared with $299 million in fiscal 2007, principally due to items reclassified between direct and indirect business revenues, as well as favorable impacts from foreign exchange and growth relating to contracts executed in the prior periods.

For fiscal 2008, we added new deferred subscription value related to our direct business of $3.72 billion compared with $3.11 billion for fiscal 2007. The increase in new deferred subscription value in our direct business was primarily attributable to the growth in sales of new products and services, continued improvement in the management of contract renewals, an increase in the number and dollar amounts of large contracts during the fiscal year and foreign exchange. During fiscal 2008, we renewed 61 license agreements with contract values in excess of $10 million each, for an aggregate contract value of $1.40 billion. This is compared with fiscal 2007, when 42 license agreements were executed with contract values in excess of $10 million each, for an aggregate contract value of $1.14 billion.

Sales made directly to our end-user customers contributed $3.16 billion to subscription and maintenance revenue in fiscal 2007 compared with $3.04 billion in fiscal 2006. The increase was primarily due to growth in new deferred subscription value from the sale of solutions in the areas of infrastructure management, business service optimization and security management led by the sale of acquired products partially offset by the reclassification of $46 million of subscription revenue related to value added resellers that were reclassified to the indirect business in fiscal 2007. Sales made through our channel partners contributed $299 million to subscription and maintenance revenue compared with $207 million in fiscal 2006, principally due to an increase of $49 million associated with acquisitions completed prior to March 31, 2006 and the inclusion of the aforementioned reclassification of $46 million of subscription revenue related to value added resellers.

During fiscal 2007, we added new deferred subscription value related to our direct business of $3.11 billion, compared with $2.61 billion in fiscal 2006. The increase in new deferred subscription value in our direct business was primarily attributable to the growth in sales of new products and services, an improved process for the management of contract renewals, the benefits achieved from the realignment of our sales force earlier in the year, and an increase in the number, length and dollar amounts of large contracts during the fiscal year, which resulted in an increase in the weighted average contract length. During fiscal 2007, we renewed 42 license agreements with contract values in excess of $10 million each, for an aggregate contract value of $1.14 billion. This is compared with fiscal 2006, when 49 license agreements were executed with contract values in excess of $10 million each, for an aggregate contract value of $861 million. With respect to our indirect business, for fiscal 2007, we added new deferred subscription value of $183 million, compared with $195 million for fiscal 2006.

The weighted average duration of license agreements executed in fiscal 2008, 2007 and 2006 for our direct business was 3.22, 3.29 and 3.03 years, respectively. The annual fluctuations were attributable to the changes in the number and amounts of contracts executed with varying contract terms. During fiscal 2008, there were 48 contracts with durations of five years or longer, representing $579 million of new deferred subscription value. In comparison, during fiscal 2007 and 2006, there were 21 and 11 contracts, respectively, with durations of five years or longer, representing $531 million and $190 million of new deferred subscription value, respectively. One contract executed in the third quarter of fiscal 2007 had a contract term of seven years and represented new deferred subscription value greater than $130 million, which contributed to the higher weighted average duration of license agreements in fiscal 2007, compared with fiscal 2008 and fiscal 2006.

Annualized new deferred subscription value represents the annual amount of new deferred subscription value to be recognized as subscription revenue from our direct business in future years based on the weighted average duration of the underlying contracts. It is calculated by dividing the total value of all new term-based software license agreements entered into during a period in our direct business by the weighted average life of all such license agreements recorded during the same period. The annualized new deferred subscription value for fiscal 2008 increased $213 million, or 23%, from fiscal 2007, to $1.16 billion. The annualized new deferred subscription value during fiscal 2007 increased $83 million, or 10%, from fiscal 2006 to $944 million.

Professional Services
The increase in professional services revenue for fiscal 2008 compared with fiscal 2007 was driven primarily by growth in volume of Project and Portfolio Management, Identity and Access Management and Service Management implementation projects in fiscal 2008. The increase in professional services revenue for fiscal 2007 compared with fiscal 2006 was primarily due to professional services engagements relating to product implementations associated with products acquired subsequent to the fourth quarter of fiscal 2006 of $13 million, growth in security software engagements that utilize Access Control and Identity Management solutions and project and portfolio management services tied to Clarity solutions.

Software Fees and Other
Software fees and other revenue primarily consists of revenue that is recognized on an up-front basis. This includes revenue generated through transactions with distribution and original equipment manufacturer channel partners

(sometimes referred to as our “indirect” or “channel” revenue) and certain revenue associated with new or acquired products sold on an up-front or perpetual basis. Also included is financing fee revenue, which results from the discounting of product sales recognized on a perpetual or up-front basis with extended payment terms to present value. Revenue recognized on an up-front or perpetual basis results in higher revenue for the period than if the same revenue had been recognized ratably under our subscription model.

With respect to revenue from newly acquired products where VSOE of fair value has been established for undelivered elements, our practice has been to record revenue initially on the acquired company’s systems, generally under a perpetual or up-front model. Within the first fiscal year after the acquisition, new licenses for such products have historically been executed under our subscription model, which incorporates the right to receive unspecified future software products and therefore requires the associated revenue to be recognized ratably. In fiscal 2008, we decided that some new and renewal contracts for newly developed and recently acquired products will be sold, or continue to be sold, without the right to unspecified future software products. As such, software license fees from these contracts will continue to be recognized as “Software fees and other.”

Additionally, in the second quarter of fiscal 2008, we decided that license agreements for certain channel or “commercial” products sold through two-tier distributors will no longer include the right to receive unspecified future software products. As such, license revenue from these sales where we have established VSOE for maintenance will be recognized on a perpetual or up-front basis using the residual method and reflected as “Software fees and other.” Maintenance revenue from such sales will be deferred and recognized ratably and be reported as “Subscription and maintenance revenue.”

For fiscal 2008, Software fees and other revenue of $132 million was a slight decrease from the $134 million recorded in fiscal 2007, as higher up-front revenue was offset by lower financing fee revenue due to the decrease in the remaining number of contracts from the prior business model with extended payment terms. For fiscal 2008, we recorded revenue on an up-front basis of $97 million, compared with $86 million for fiscal 2007, including revenue from our indirect business of $69 million, in fiscal 2008 compared with $46 million in fiscal 2007. The increase from the indirect business was principally due to the change noted above.

For fiscal 2007, software fees and other revenue declined compared with fiscal 2006 principally due to lower revenue from products acquired in fiscal 2006 which had transitioned to our current business model, as well as the divestiture of certain business units and joint ventures such as Ingres Corporation and MultiGen. In fiscal 2007, we recorded revenue on an up-front basis from our indirect business of $46 million, compared with $45 million for fiscal 2006.

Total Revenue by Geography
The following table presents the amount of revenue earned from sales to unaffiliated customers in the United States and international regions and corresponding percentage changes for fiscal 2008, 2007 and 2006.

	FISCAL 2008 COMPARED WITH FISCAL 2007					FISCAL 2007 COMPARED WITH FISCAL 2006
(DOLLARS IN MILLIONS)	2008	% of Total	2007	% of Total	% Change	2007	% of Total	2006	% of Total	% Change
United States	$2,217	52%	$2,131	54%	4%	$2,131	54%	$2,006	53%	6%
International	2,060	48%	1,812	46%	14%	1,812	46%	1,766	47%	3%

	$4,277	100%	$3,943	100%	9%	$3,943	100%	$3,772	100%	5%

Note — previously reported information has been reclassified to exclude discontinued operations.

Fiscal 2008 revenue in the United States increased, compared with fiscal 2007, primarily due to growth from higher subscription revenue resulting from subscription licenses executed in prior periods. International revenue increased compared with fiscal 2007 principally due to the favorable impacts from foreign exchange of $165 million as well as higher subscription revenue associated with an increase in deferred subscription value from contracts executed in prior periods, particularly in Europe.

For fiscal 2007, revenue in the United States increased compared with fiscal 2006, primarily due to growth from products acquired during fiscal 2006 and higher subscription revenue resulting from an increase in new deferred subscription value. For fiscal 2007, international revenue decreased by $28 million, compared with fiscal 2006, which was offset by a favorable impact from foreign exchange of $74 million.

Price changes do not have a material impact on revenue in a given period as a result of our ratable subscription model.

Expenses
Cost of Licensing and Maintenance
Costs of licensing and maintenance includes technical support costs (previously reported as part of “Product development and enhancements”), royalties (previously reported as part of “Commissions, royalties and bonuses”), and other manufacturing and distribution costs (previously included within “Selling, general, and administrative”). The remaining amounts previously reported under “Commissions, royalties and bonuses” have been allocated between “Selling and marketing” and “General and administrative” expenses. For further information, refer to Note 1, “Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements. The increase in costs of licensing and maintenance for fiscal 2008 and 2007 was primarily due to increased technical support costs for enhanced support agreements we sell to our customers. Also contributing to the increase in fiscal 2008 was the negative impact of foreign exchange.

Cost of Professional Services
Cost of professional services consists primarily of our personnel-related costs associated with providing professional services and training to customers. For fiscal 2008, the cost of professional services increased primarily due to the growth in professional services provided. Margins on professional services revenue were 9%, which represented a slight increase over fiscal 2007. For fiscal 2007, the cost of professional services increased $63 million, or 24%, compared with fiscal 2006, to $326 million. The increase was principally due to the increase in professional services revenue and was partly offset by higher usage of external consultants, which lowered margins on professional services to 7% for fiscal 2007, compared with 17% for fiscal 2006.

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

The declines in amortization of capitalized software costs from fiscal 2007 to fiscal 2008 and from fiscal 2006 to fiscal 2007 were both principally due to the full amortization of certain capitalized software costs related to prior acquisitions.

Selling and Marketing
Selling and marketing expenses include the costs relating to our sales force, costs relating to our channel partners, corporate and business marketing costs, and our customer training programs. Inclusive of a $69 million overall increase due to foreign exchange, the decline in selling and marketing expenses for fiscal 2008 compared with fiscal 2007 was primarily due to reduced personnel and office costs of $37 million, mostly due to savings realized in connection with fiscal 2007 cost reduction and restructuring plan (fiscal 2007 Plan). For additional information refer to Note 3, “Restructuring and Other,” in the Notes to the Consolidated Financial Statements. Partially offsetting these declines were higher sales commissions of $23 million, primarily due to an increase in the aggregate value of contracts executed during the year. Sales commissions are expensed in the period in which they are earned by employees, which is typically upon the signing of a contract. For fiscal 2007 compared with fiscal 2006, the decline in selling and marketing expenses was primarily due to lower commission costs of $86 million resulting from changes in our Incentive Compensation Plan for our sales force as well as changes in our sales organization and sales coverage model. The changes to the Incentive Compensation Plan included, among other changes, reducing accelerators in the plan (under which sales employees are paid commissions at higher rates when they reach certain levels of quota achievement), revising quotas, and reducing the number of people and functions paid on commissions as opposed to incentive compensation (bonus) plans. We believe that the changes made to the Incentive Compensation Plan for fiscal 2007, as well as certain commission-related process improvements, have enhanced our ability to control overall commissions expense and avoid unexpected increases in commissions expense as occurred in the second half of fiscal 2006, as well as improve our ability to effectively estimate, calculate, monitor, and timely pay sales commissions. The lower commission expense was partially offset by higher bonus expenses resulting from acquisition-related retention payments and an increase in the number of employees who were compensated through annual incentive compensation (bonus) as well as an unfavorable foreign exchange impact of $26 million compared with fiscal 2006.

General and Administrative
General and administrative expenses include the costs of corporate and support functions including our executive leadership and administration groups, finance, legal, human resources, corporate communications and other costs such as provisions for doubtful accounts. Excluding a $32 million increase due to foreign exchange, general and administrative costs decreased $46 million in fiscal 2008 compared with fiscal 2007 primarily due to lower personnel-related expenses and consulting costs of $38 million. These decreases were primarily due to the various cost reduction efforts implemented throughout the year. In fiscal 2008, we increased our provision for doubtful accounts by $19 million, compared with fiscal 2007. In fiscal 2008, we recorded a $12 million reduction in general and administrative expenses due to obligations from prior period acquisitions that were settled for amounts less than originally estimated (refer to Note 2, “Acquisitions and Divestitures,” in the Notes to the Consolidated Financial Statements for additional information).

For fiscal 2007, general and administrative costs increased compared with fiscal 2006 primarily due to higher personnel-related expenses, a discretionary contribution to the CA Savings Harvest Plan (a 401(k) plan) that was not made in the prior year, and costs associated with acquisitions. Despite being higher, personnel related costs were favorably affected by the savings related to the restructuring actions from fiscal 2007 cost reduction and restructuring plan. In fiscal 2007, we recorded a charge of $4 million to the provision for doubtful accounts compared with a net credit of $26 million in the prior fiscal year associated with the reduction in the prior business model accounts receivable balances. These increases were partially offset by lower external consultant costs of $28 million as well as an unfavorable foreign exchange impact of $14 million compared with fiscal 2006.

Product Development and Enhancements
For fiscal 2008, 2007 and 2006, product development and enhancement expenditures represented 12%, 14% and 15% of total revenue, respectively. During fiscal 2008, we continued to focus on and invest in product development and enhancements for emerging technologies and products from our recent acquisitions, as well as a broadening of our enterprise product offerings. The year-over-year declines in product development were principally due to a continued focus on transferring development to lower cost regions and savings realized from restructuring activities.

Depreciation and Amortization of Other Intangible Assets
The increase in depreciation and amortization of other intangible assets for fiscal 2008, compared with fiscal 2007, was primarily due to the amortization of intangibles recognized in conjunction with prior year acquisitions and costs capitalized in connection with our continued investment in our enterprise resource planning system.

Depreciation and amortization of other intangible assets for fiscal 2007 increased from fiscal 2006 primarily due to the amortization of intangibles recognized in conjunction with fiscal 2007 and 2006 acquisitions and our enterprise resource planning system that went live in April 2006.

Other Expenses (Gains), Net
Gains and losses attributable to divestitures of certain assets, certain foreign currency exchange rate fluctuations, and certain other infrequent events have been included in the “Other expenses (gains), net” line item in the Consolidated Statements of Operations. The components of “Other expenses (gains), net” are as follows:

	YEAR ENDED MARCH 31,
(IN MILLIONS)	2008	2007	2006
Expenses (gains) attributable to divestitures of certain assets	$1	$(17)	$(7)
Fluctuations in foreign currency exchange rates	(28)	—	(9)
Expenses attributable to legal settlements	33	4	1

Total	$6	$(13)	$(15)

For fiscal 2008, we incurred expenses associated with litigation claims of $33 million. Included in the expenses for litigation claims was a charge of $14 million representing the present value of the obligation to pay additional amounts in connection with a settlement agreement on our Senior Notes due in 2014 (Refer to the discussion of the Fiscal 2005 Senior Notes in the “Liquidity and Capital Resources” section of this MD&A for further information).

For fiscal 2007, the gains attributable to the divestiture of certain assets were primarily related to the sale of an investment in marketable securities for a gain of $14 million. For fiscal 2006, the gain attributable to divestitures of certain assets related primarily to the non-cash gain recognized on the sale of assets which were contributed during the formation of Ingres Corporation.

Restructuring and Other
In August 2006, we announced the fiscal 2007 plan to significantly improve our expense structure and increase our competitiveness. The objectives of the fiscal 2007 plan included a workforce reduction, global facilities consolidations and other cost reduction initiatives. The total cost of the fiscal 2007 plan was initially expected to be $200 million.

In April 2008, we announced additional cost reduction and restructuring actions relating to the fiscal 2007 plan. The objectives were expanded to include additional workforce reductions, global facilities consolidations and other cost reduction initiatives with expected additional costs of $75 million to $100 million, bringing the total pre-tax restructuring charges for the fiscal 2007 plan to $275 million to $300 million. We currently estimate a reduction in workforce of approximately 2,800 individuals under the fiscal 2007 plan, including approximately 300 positions from the divestitures of consolidated majority-owned subsidiaries considered joint ventures during fiscal 2007. Through March 31, 2008, we incurred $244 million in expenses under the fiscal 2007 plan. Refer to Note 3, “Restructuring and Other” in the Notes to the Consolidated Financial Statements for additional information.

For fiscal 2008 and 2007, we incurred expenses of $97 million and $147 million, respectively, primarily related to severance and lease termination costs under the fiscal 2007 plan, of which $120 million remains unpaid as of March 31, 2008. The severance portion of the remaining liability balance is included in the “Salaries, wages and commissions” line on the Consolidated Balance Sheets. The facilities abandonment portion of the remaining liability balance is included in “Accrued expenses and other current liabilities” on the Consolidated Balance Sheets. Final payment of these amounts is dependent upon settlement with the works councils in certain international locations and our ability to negotiate lease terminations.

In July 2005, we announced a restructuring plan designed to more closely align our investments with strategic growth opportunities, including a workforce reduction of 5% or 800 positions worldwide. We incurred $87 million of expenses under the plan as of March 31, 2008, of which $2 million was incurred in fiscal 2008 and $11 million was unpaid as of March 31, 2008. As of March 31, 2007, we had incurred $85 million of expenses under the plan, $20 million of which was unpaid as of March 31, 2007. The severance portion of the remaining liability balance is included in the “Salaries, wages and commissions” line on the Consolidated Balance Sheets of the respective periods. The facilities portion of the remaining liability balance is included in “Accrued expenses and other current liabilities” on the Consolidated Balance Sheets. Final payment of these amounts is dependent upon settlement with the works councils in certain international locations and our ability to negotiate lease terminations. Amounts remaining to be incurred are related to actions already undertaken and not expected to be material to future periods.

During fiscal 2008 and fiscal 2007, we incurred $12 million and $15 million, respectively, in legal fees in connection with matters under review by the Special Litigation Committee, composed of independent members of the Board of Directors. Refer to Note 8, “Commitments and Contingencies,” in the Notes to the Consolidated Financial Statements for additional information. Additionally, we recorded impairment charges of $6 million and $4 million, respectively, for software that was capitalized for internal use but was determined to be impaired for future periods. We also incurred an impairment charge of $12 million in fiscal 2007, relating to certain separately identifiable intangible assets acquired in conjunction with a prior year acquisition that were not subject to amortization. In the first quarter of fiscal 2008, we incurred an approximate $4 million expense related to a loss on the sale of an investment in marketable securities associated with the closure of an international location. During fiscal 2007 and fiscal 2006, we incurred $4 million and $10 million, respectively, in connection with the Deferred Prosecution Agreement (DPA) entered into with the United States Attorney’s Office for the Eastern District of New York.

Charge for In-Process Research and Development Costs
For fiscal 2007, the charge for in-process research and development costs of $10 million was associated with the acquisition of XOsoft.

Interest Expense, Net
The decrease in interest expense, net, for fiscal 2008, compared with fiscal 2007, was primarily due to an increase in interest earned on higher average cash balances during the year. Interest expense, net for fiscal 2007 increased compared with fiscal 2006 primarily due to an increase in the average debt outstanding related to our borrowings under the credit facility associated with our $1 billion tender offer. Refer to the “Liquidity and Capital Resources” section of this MD&A and Note 7, “Debt,” in the Notes to the Consolidated Financial Statements, for additional information.

Income Taxes
Our effective tax rate from continuing operations was approximately 38%, 21%, and (28)% for fiscal years 2008, 2007 and 2006, respectively. Refer to Note 9, “Income Taxes,” in the Notes to the Consolidated Financial Statements for additional information.

On April 1, 2007, we adopted FIN 48, which sets forth a comprehensive model for financial statement recognition, measurement, presentation and disclosure of “uncertain tax positions” taken or expected to be taken on income tax returns. For further information, refer to Note 1, “Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements. As a result of our adoption FIN 48, there was an increase to retained earnings of $11 million and a corresponding decrease to tax liabilities. Upon adoption on April 1, 2007, the liability for income taxes associated with uncertain tax positions was $303 million and the deferred tax assets arising from such uncertain tax positions (from interest and state income tax deductions) was approximately $48 million. If the unrecognized tax benefits associated with these positions are ultimately recognized, they would primarily affect our effective tax rate. In addition, consistent with the provisions of FIN 48, we reclassified $253 million of income tax liabilities from current to non-current liabilities as of April 1, 2007, because the cash payment of such liabilities was not anticipated to occur within one year of the balance sheet date. All non-current income tax liabilities are recorded in the “Federal, state and foreign income taxes payable — noncurrent” line in the Consolidated Balance Sheets.

The income tax provision recorded for fiscal 2008 includes charges of $26 million associated with certain corporate income tax rate reductions enacted in various non-US tax jurisdictions (with corresponding impacts on our net deferred tax assets). As enacted income tax rates decline, the future value of the deferred tax assets declines and therefore gives rise to a charge through the corporate income tax provision in the current period. Accordingly, deferred tax assets are adjusted to reflect the enacted rates in effect when the temporary items are expected to reverse.

The income tax provision for fiscal 2007 included benefits of $23 million primarily arising from the resolution of certain international and U.S. federal tax liabilities. The income tax benefit recorded for the fiscal 2006 included benefits of $51 million arising from the recognition of certain foreign tax credits, $18 million arising from international stock based compensation deductions and $66 million arising from foreign export benefits and other international tax rate benefits. Partially offsetting these benefits was a charge of $46 million related to additional tax liabilities.

During the fourth quarter of fiscal year 2006, we repatriated $584 million from foreign subsidiaries in response to the favorable tax benefits afforded by the American Jobs Creation Act of 2004 (AJCA), which introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided that certain criteria were met. During fiscal 2005, we recorded an estimate of this tax charge of $55 million. In the first quarter of fiscal 2006, we recorded a benefit of $36 million reflecting the IRS Notice 2005-38 issued on May 10, 2005. In the fourth quarter of fiscal 2006, we finalized our estimates of tax liabilities relating to the special repatriation provisions of the AJCA and determined that an adjustment was necessary and, accordingly, recorded an additional tax charge in the amount of $36 million.

No provision has been made for U.S. federal income taxes on the remaining balance of the unremitted earnings of our foreign subsidiaries since we plan to permanently reinvest all such earnings outside the U.S. Unremitted earnings totaled $1.11 billion and $838 million as of March 31, 2008 and 2007, respectively. It is not practicable to determine the amount of the tax associated with such remitted earnings.

Selected Quarterly Information

	FISCAL 2008 QUARTER ENDED
(IN MILLIONS, EXCEPT PER SHARE AND PERCENTAGE AMOUNTS)	JUNE 30[1]	SEPT. 30[2]	DEC. 31[3]	MAR. 31[4]	TOTAL

Revenue	$1,025	$1,067	$1,100	$1,085	$4,277
Percentage of annual revenue	24%	25%	26%	25%	100%
Income from continuing operations	$129	$137	$163	$71	$500
Basic income from continuing operations per share	$0.25	$0.27	$0.32	$0.14	$0.97
Diluted income from continuing operations per share	$0.24	$0.26	$0.31	$0.13	$0.93

	FISCAL 2007 QUARTER ENDED
(IN MILLIONS, EXCEPT PER SHARE AND PERCENTAGE AMOUNTS)	JUNE 30[5]	SEPT. 30[6]	DEC. 31[7]	MAR. 31[8]	TOTAL

Revenue	$949	$987	$1,002	$1,005	$3,943
Percentage of annual revenue	24%	25%	25%	26%	100%
Income (loss) from continuing operations	$35	$54	$52	$(20)	$121
Basic income (loss) from continuing operations per share	$0.06	$0.09	$0.10	$(0.04)	$0.22
Diluted income (loss) from continuing operations per share	$0.06	$0.09	$0.10	$(0.04)	$0.22

1	Includes an after-tax charge of $1 million in connection with matters under review by the Special Litigation Committee (refer to Note 8, “Commitments and Contingencies,” in the Notes to the Consolidated Financial Statements for additional information) and an after-tax charge of $4 million for severance and other expenses in connection with a restructuring plan (refer to “Restructuring and Other” within Results of Operations). Also includes an after-tax loss of $3 million, relating to the sale of an investment in marketable securities associated with the closure of an international location (refer to “Restructuring and Other” within the Results of Operations section of this MD&A for additional information).

2	Includes an after-tax charge of $1 million in connection with matters under review by the Special Litigation Committee (refer to Note 8, “Commitments and Contingencies,” in the Notes to the Consolidated Financial Statements for additional information) and an after-tax charge of $7 million for severance and other expenses in connection with a restructuring plan (refer to “Restructuring and Other” within Results of Operations). Also includes an after-tax impairment charge of $1 million, relating to certain indefinite lived assets that were acquired in conjunction with a prior year acquisition (refer to “Restructuring and Other” within the Results of Operations section of this MD&A for additional information).

3	Includes an after-tax charge of $4 million in connection with matters under review by the Special Litigation Committee (refer to Note 8, “Commitments and Contingencies,” in the Notes to the Consolidated Financial Statements for additional information) and an after-tax charge of $7 million for severance and other expenses in connection with a restructuring plan (refer to “Restructuring and Other” within Results of Operations). Also includes an after-tax impairment charge of $2 million, relating to certain indefinite lived assets that were acquired in conjunction with a prior year acquisition (refer to “Restructuring and Other” within the Results of Operations section of this MD&A for additional information).

4	Includes an after-tax charge of $2 million in connection with matters under review by the Special Litigation Committee (refer to Note 8, “Commitments and Contingencies,” in the Notes to the Consolidated Financial Statements for additional information) and an after-tax charge of $43 million for severance and other expenses in connection with a restructuring plan (refer to “Restructuring and other” within the Results of Operations section of this MD&A for additional information). Also includes an after-tax impairment charge of $1 million, relating to certain indefinite lived assets that were acquired in conjunction with a prior year acquisition (refer to “Restructuring and Other” within the Results of Operations section of this MD&A for additional information).

5	Includes an after-tax charge of $1 million in connection with certain Deferred Prosecution Agreement (DPA) related costs and an after-tax charge of $6 million for severance and other expenses in connection with a restructuring plan (refer to Note 8, “Commitments and Contingencies,” in the Notes to the Consolidated Financial Statements and “Restructuring and Other” within the Results of Operations section of this MD&A for additional information).

6	Includes an after-tax charge of $1 million in connection with certain DPA related costs and an after-tax charge of $29 million for severance and other expenses in connection with a restructuring plan (refer to Note 8, “Commitments and Contingencies,” in the Notes to the Consolidated Financial Statements and “Restructuring and Other” within the Results of Operations section included in this MD&A for additional information).

7	Includes an after-tax charge of $8 million in connection with matters under review by the Special Litigation Committee (refer to Note 8, “Commitments and Contingencies,” in the Notes to the Consolidated Financial Statements for additional information) and an after-tax charge of $17 million for severance and other expenses in connection with a restructuring plan (refer to “Restructuring and Other” within the Results of Operations section of this MD&A for additional information).

8	Includes an after-tax charge of $1 million in connection with certain DPA related costs, an after-tax charge of $1 million in connection with matters under review by the Special Litigation Committee (refer to Note 8, “Commitments and Contingencies,” in the Notes to the Consolidated Financial Statements for additional information) and an after-tax charge of $50 million for severance and other expenses in connection with a restructuring plan (refer to “Restructuring and Other” within the Results of Operations section included in this MD&A). Also includes an after-tax impairment charge of $7 million, relating to certain indefinite lived assets that were acquired in conjunction with a prior year acquisition and an after-tax charge of $2 million for internal-use software capitalized in connection with our enterprise resource planning system implementation that was deemed to have no future value as we have selected a different technology solution that we believe better satisfies the specific needs of the business.

Liquidity and Capital Resources
Our cash balances, including cash equivalents and marketable securities, are held in numerous locations throughout the world, with the 48% residing outside the United States. Cash and cash equivalents totaled $2.80 billion as of March 31, 2008, representing an increase of $520 million from the March 31, 2007 balance of $2.28 billion. As of March 31, 2008 compared with March 31, 2007, cash and cash equivalents increased by $208 million due to the positive translation effect that foreign currency exchange rates had on cash held outside the United States, in currencies other than the U.S. dollars, for fiscal 2008.

Sources and Uses of Cash
Cash generated by continuing operating activities, which represents our primary source of liquidity, was $1.10 billion and $1.07 billion for fiscal 2008 and 2007, respectively. For fiscal 2008, accounts receivable decreased by $111 million, compared with a decline in fiscal 2007 of $274 million. In fiscal 2008, accounts payable, accrued expenses and other liabilities decreased $95 million compared with a decrease in the prior year of $12 million. The decline in accounts payable for fiscal 2008 compared with the increase in fiscal 2007, was primarily a result of management’s determination in fiscal 2008 that its payable cycle had exceeded an optimal level and that the accounts payable balance should be reduced from the March 31, 2007 balance. We do not expect a significant impact on future cash flows from further changes in the payable cycle.

Under our subscription licenses, customers generally make installment payments over the term of the agreement, often with at least one payment due at contract execution, for the right to use our software products and receive product support, software fixes and new products when available. The timing and actual amounts of cash received from committed customer installment payments under any specific license agreement can be affected by several factors, including the time value of money and the customer’s credit rating. Often, the amount received is the result of direct negotiations with the customer when establishing pricing and payment terms. In certain instances, the customer negotiates a price for a single up-front installment payment and seeks its own internal or external financing sources. In other instances, we may assist the customer by arranging financing on their behalf through a third-party financial institution. Although the terms and conditions of the financing arrangements are negotiated by us with the financial institution, the decision whether to enter into these types of financing arrangements remains at the customer’s discretion. Alternatively, we may decide to transfer our rights and title to the future committed installment payments due under the license agreement to a third-party financial institution in exchange for a cash payment. In these instances, the license agreements signed by the customer may contain provisions that allow for the assignment of our financial interest without customer consent. Once transferred, the future committed installments are payable by the customer to the third-party financial institution. Whether the future committed installments have been financed directly by the customer with our assistance or by the transfer of our rights and title to future committed installments to a third-party, such financing agreements may contain limited recourse provisions with respect to our continued performance under the license agreements. Based on our historical experience, we believe that any liability that may be incurred as a result of these limited recourse provisions will be immaterial.

Amounts billed or collected as a result of a single installment for the entire contract value, or a substantial portion of the contract value, rather than being invoiced and collected over the life of the license agreement are reflected in the liability section of the Consolidated Balance Sheets as “Deferred revenue (billed or collected).” Amounts received from either the customer or a third-party financing institution in the current period that are attributable to later years of a license agreement have a positive impact on billings and cash provided by continuing operating activities. Accordingly, to the extent such collections are attributable to the later years of a license agreement, billings and cash provided by operating activities during the license’s later years will be lower than if the payments were received over the license term. We are unable to predict with certainty the amount of cash to be collected from single installments for the entire contract value, or a substantial portion of the contract value, under new or renewed license agreements to be executed in future periods.

For fiscal 2008, gross receipts related to single installments for the entire contract value, or a substantial portion of the contract value, increased $64 million, compared with fiscal 2007, to $641 million, principally due to activity in the fourth quarter of fiscal 2008. The increase was principally due to an increase in the aggregate value of single installment contracts executed and billed within fiscal 2008, compared with fiscal 2007, which resulted in higher collections of $147 million. This was partly offset by lower collections during fiscal 2008 from single installment contracts billed in the fiscal 2007 of $83 million. Amounts received from customers, including instances where CA assisted with arranging third-party financing, increased $138 million, while amounts received from the transfer of our financial interest in committed payments to a third-party financial institution decreased $74 million. For fiscal 2008, no single customer represented more than 10% of the gross receipts from single installment payments, compared with two such customers in the prior fiscal year. $21 million of installments representing the entire contract value or a substantial portion of the contract value billed in fiscal 2008 are expected to be collected in fiscal 2009, compared with $7 million that had been billed in fiscal 2007 and was collected in fiscal 2008.

In any quarter, we may receive payments in advance of the contractually committed date on which the payments were otherwise due. In limited circumstances, we may offer discounts to customers to ensure payment in the current period of invoices that have been billed, but might not otherwise be paid until a subsequent period because of payment terms or other factors. Historically, any such discounts have not been material.

Our estimate of the fair value of net installment accounts receivable recorded under the prior business model approximates carrying value. Amounts due from customers under our business model are offset by deferred subscription value related to these license agreements, leaving no or minimal net carrying value on the balance sheet for such amounts. The fair value of such amounts may exceed this carrying value but cannot be practically assessed since there is no existing market for a pool of customer receivables with contractual commitments similar to those owned by us. The actual fair value may not be known until these amounts are sold, securitized or collected. Although these customer license agreements commit the customer to payment under a fixed schedule, to the extent amounts are not yet due and payable by the customer, the agreements are considered executory in nature due to our ongoing commitment to provide maintenance and unspecified future software products as part of the agreement terms.

We can estimate the total amounts to be billed from committed contracts, referred to as our “Billings Backlog,” and the total amount to be recognized as revenue from committed contracts, referred to as our “Revenue Backlog.” The aggregate amount of our Billings Backlog and trade and installment receivables already reflected on our Consolidated Balance Sheets represent the amounts we expect to collect in the future from committed contracts.

	MARCH 31,	MARCH 31,
(IN MILLIONS)	2008	2007

Billings Backlog:
Amounts to be billed — current	$1,716	$1,525
Amounts to be billed — non-current	1,442	1,354

Total billings backlog	$3,158	$2,879

Revenue Backlog:
Revenue to be recognized within the next 12 months — current	$3,478	$3,080
Revenue to be recognized beyond the next 12 months — non-current	3,380	3,075

Total revenue backlog	$6,858	$6,155

Deferred revenue — billed or collected	$3,700	$3,276
Unearned revenue yet to be billed	3,158	2,879

Total revenue backlog	$6,858	$6,155

Note: Revenue Backlog includes deferred subscription, maintenance and professional services revenue

We can also estimate the total cash to be collected in the future from committed contracts, referred to as our “Expected future cash collections” by adding the total billings backlog to the current and non-current Trade and Installment Accounts Receivable from our balance sheet.

	MARCH 31,	MARCH 31,
(IN MILLIONS)	2008	2007

Expected future cash collections:
Total billings backlog	$3,158	$2,879
Trade and installment accounts receivable — current, net	970	967
Installment accounts receivable — non-current, net	234	334

Total expected cash collections	$4,362	$4,180

In any fiscal year, cash generated by continuing operating activities typically increases in each consecutive quarter throughout the fiscal year, with the fourth quarter being the highest and the first quarter being the lowest, which may even be negative. The timing of cash generated during the fiscal year is affected by many factors, including the timing of new or renewed contracts and the associated billings, as well as the timing of any customer financing or transfer of our interest in such contractual installments. Other factors that influence the levels of cash generated throughout the quarter can include the level and timing of expenditures. For fiscal 2007, the cash generated by continuing operating activities was highest in the third quarter, principally due to improvements in the receivable cycle attained in the third quarter which were primarily related to the transfer of our interest in committed installments to third-party financial institutions, as well as the timing of tax related disbursements.

Unbilled amounts under the Company’s business model are mostly collectible over one to five years. As of March 31, 2008, on a cumulative basis, 56%, 86%, 95%, 99%, and 100% of amounts due from customers recorded under the Company’s business model come due within fiscal 2009 through 2013, respectively.

Unbilled amounts under the prior business model are collectible over one to four years. As of March 31, 2008, on a cumulative basis, 31%, 61%, 87%, and 100% of amounts due from customers recorded under the prior business model come due within fiscal 2009 through 2012, respectively.

Cash Generated by Operating Activities

	YEAR ENDED MARCH 31,			$ CHANGE
(IN MILLIONS)	2008	2007	2006	2008/2007	2007/2006

Cash collections from billings[1]	$4,960	$4,860	$4,899	$100	$(39)
Vendor disbursements and payroll[1]	(3,324)	(3,400)	(3,233)	76	(167)
Income tax payments	(374)	(296)	(207)	(78)	(89)
Other disbursements, net[2]	(159)	(96)	(79)	(63)	(17)

Cash generated by operating activities	$1,103	$1,068	$1,380	$35	$(312)

1	Amounts include VAT and sales taxes.

2	Amounts include interest, restructuring, restitution fund payments and miscellaneous receipts and disbursements.

Fiscal 2008 Compared with Fiscal 2007
Operating Activities
Cash generated by continuing operating activities for fiscal 2008 was $1.10 billion, representing a slight increase of $35 million compared with fiscal 2007. The increase was driven primarily by higher collections of $100 million, including an increase of $64 million from single-installment receipts, and lower disbursements to vendors and lower payroll related disbursements of $76 million. These amounts were partly offset by higher cash payments for income taxes and interest payments.

Investing Activities
Cash used in investing activities for fiscal 2008 was $219 million compared with $202 million for fiscal 2007. Cash paid for acquisitions, net of cash acquired, was $27 million for fiscal 2008 compared with $212 million for fiscal 2007. Proceeds from the sale of assets were $46 million for fiscal 2008, compared with $223 million in fiscal 2007, which included proceeds on the sale-leaseback of our corporate headquarters in Islandia, New York of $201 million. In fiscal 2008, the Company had net purchases of marketable securities of $3 million compared with proceeds from sales of marketable securities in fiscal 2007 of $44 million.

Financing Activities
Cash used in financing activities for fiscal 2008 was $572 million compared with $515 million in fiscal 2007. During fiscal 2008, we repurchased $500 million of our own common stock, compared with $1.21 billion in fiscal 2007. Partially offsetting the share repurchases in fiscal 2007 was an increase in borrowings of $750 million under our 2004 Revolving Credit Facility. In the second quarter of fiscal 2008, we repaid our 2004 Revolving Credit Facility with proceeds from our new 2008 Revolving Credit Facility. During fiscal 2008, we paid dividends of $82 million, compared with $88 million in fiscal 2007.

Fiscal 2007 Compared with Fiscal 2006
Operating Activities
Cash generated by continuing operating activities for fiscal 2007 was $1.07 billion, representing a decline of $312 million compared with fiscal 2006. The decline was driven primarily by higher disbursements to vendors and higher payroll related disbursements of $167 million in the aggregate, higher cash payments for income taxes and higher disbursements relating to restructuring activities of $65 million. Additionally, collections from customers declined $39 million. The higher disbursements and lower collections were partially offset by $150 million in restitution fund payments in fiscal 2006 that did not recur in fiscal 2007.

Investing Activities
Cash used in investing activities for fiscal 2007 was $202 million compared with $847 million for fiscal 2006. Cash paid for acquisitions, net of cash acquired, was $212 million for fiscal 2007, compared with $1.01 billion for fiscal 2006. Proceeds from the sale of assets were $223 million for fiscal 2007 which included proceeds on the sale-leaseback of our corporate headquarters in Islandia, New York of $201 million. Proceeds received from the sales of marketable securities in fiscal 2007 declined $354 million to $44 million compared with fiscal 2006.

Financing Activities
Cash used in financing activities for fiscal 2007 was $515 million compared with $1.47 billion in fiscal 2006. The cash used in fiscal 2007 was primarily the result of the repurchase of 51 million shares for $1.21 billion, partly offset by new borrowings of $750 million under the Company’s $1 billion revolving credit facility. The cash used in fiscal 2006 was primarily the result of the $912 million repayment of the Company’s 6.375% Senior Notes and the 3% Concord Convertible Notes, as well as share repurchases of $590 million.

As of March 31, 2008 and 2007, our debt arrangements consisted of the following:

	2008		2007
	MAXIMUM	OUTSTANDING	MAXIMUM	OUTSTANDING
(IN MILLIONS)	AVAILABLE	BALANCE	AVAILABLE	BALANCE

Debt Arrangements:
2004 Revolving Credit Facility (terminated August 2007)	$—	$—	$1,000	$750
2008 Revolving Credit Facility (expires August 2012)	1,000	750
6.500% Senior Notes due April 2008	—	350	—	350
1.625% Convertible Senior Notes due December 2009	—	460	—	460
4.750% Senior Notes due December 2009	—	500	—	500
6.125% Senior Notes due December 2014	—	500	—	500
International line of credit	25	—	20	—
Capital lease obligations and other	—	22	—	23

Total		$2,582		$2,583

As of March 31, 2008, we had $2.58 billion in debt and $2.80 billion in cash, cash equivalents and marketable securities. Our net surplus position was $214 million.

Additionally, we reported restricted cash balances of $62 million and $61 million as of March 31, 2008 and 2007, respectively, which were included in the “Other noncurrent assets” line item.

2008 Revolving Credit Facility
In August 2007, we entered into an unsecured revolving credit facility (the 2008 Revolving Credit Facility). The maximum committed amount available under the 2008 Revolving Credit Facility is $1 billion, exclusive of incremental credit increases of up to an additional $500 million, which are available subject to certain conditions and the agreement of our lenders. The 2008 Revolving Credit Facility replaces the prior $1.0 billion revolving credit facility (the 2004 Revolving Credit Facility) which was due to expire on December 2, 2008. The 2004 Revolving Credit Facility was terminated effective August 29, 2007, at which time outstanding borrowings of $750 million were repaid and simultaneously re-borrowed under the 2008 Revolving Credit Facility. The 2008 Revolving Credit Facility expires August 29, 2012. As of March 31, 2008, $750 million was drawn down under the 2008 Revolving Credit Facility.

Borrowings under the 2008 Revolving Credit Facility bear interest at a rate dependent on our credit ratings at the time of such borrowings and are calculated according to a base rate or a Eurocurrency rate, as the case may be, plus an applicable margin and utilization fee. The applicable margin for a base rate borrowing is 0.0% and, depending on our credit rating, the applicable margin for a Eurocurrency borrowing ranges from 0.27% to 0.875%. Also, depending on our credit rating at the time of the borrowing, the utilization fee can range from 0.10% to 0.25% for borrowings over 50% of the total commitment. At our credit ratings as of March 31, 2008, the applicable margin was 0% for a base rate borrowing and 0.60% for a Eurocurrency borrowing, and the utilization fee was 0.125%. As of March 31, 2008 the interest rate on our outstanding borrowings was 3.83%. In addition, the Company must pay facility commitment fees quarterly at rates dependent on its credit ratings. The facility commitment fees can range from 0.08% to 0.375% of the final allocated amount of each Lender’s full revolving credit commitment (without taking into account any outstanding borrowings under such commitments). Based on our credit ratings as of March 31, 2008, the facility commitment fee was 0.15% of the $1 billion committed amount.

The 2008 Revolving Credit Facility contains customary covenants for transactions of this type, including two financial covenants: (i) for the 12 months ending each quarter-end, the ratio of consolidated debt for borrowed money to consolidated cash flow, each as defined in the 2008 Revolving Credit Facility, must not exceed 4.00 to 1.00; and (ii) for the 12 months ending each quarter-end, the ratio of consolidated cash flow to the sum of interest payable on, and amortization of debt discount in respect of, all consolidated debt for borrowed money, as defined in the 2008 Revolving Credit Facility, must not be less than 5.00 to 1.00. In addition, as a condition precedent to each borrowing made under the 2008 Revolving Credit Facility, as of the date of such borrowing, (i) no event of default shall have occurred and be continuing and (ii) we are to reaffirm that the representations and warranties we made in the 2008 Revolving Credit Facility (other than the representation with respect to material adverse changes, but including the representation regarding the absence of certain material litigation) are correct. As of March 31, 2008 we were in compliance with these debt covenants.

In September 2006, we drew down $750 million under the 2004 Revolving Credit Facility in order to finance a portion of our $1 billion tender offer to repurchase our common stock. Refer to Part II, Item 5, “Purchases of Equity Securities by the Issuer” for additional information.

6.500% Senior Notes
In fiscal 1999, we issued $1.75 billion of unsecured Senior Notes in a transaction pursuant to Rule 144A under the Securities Act of 1933 (Rule 144A). Amounts borrowed, rates, and maturities for each issue were $575 million at 6.25% due and paid in April 2003, $825 million at 6.375% due and paid in April 2005, and $350 million at 6.5% that was due and paid in April 2008. As of March 31, 2008 and 2007, $350 million of the 6.5% Senior Notes were outstanding.

1.625% Convertible Senior Notes
In fiscal 2003, we issued $460 million of unsecured 1.625% Convertible Senior Notes (1.625% Notes), due December 15, 2009, in a transaction pursuant to Rule 144A. The 1.625% Notes are senior unsecured indebtedness and rank equally with all existing senior unsecured indebtedness. Concurrent with the issuance of the 1.625% Notes, we entered into call spread repurchase option transactions (1.625% Notes Call Spread) to partially mitigate potential dilution from conversion of the 1.625% Notes. The option purchase price of the 1.625% Notes Call Spread was $73 million and the entire purchase price was charged to Stockholders’ Equity in December 2002. Under the terms of the 1.625% Notes Call Spread, the Company can elect to receive (i) outstanding shares equivalent to the number of shares that will be issued if all of the 1.625% Notes are converted into shares (23 million shares) upon payment of an exercise price of $20.04 per share (aggregate price of $460 million); or (ii) a net cash settlement, net share settlement or a combination, whereby the Company will receive cash or shares equal to the increase in the market value of the 23 million shares from the aggregate value at the $20.04 exercise price (aggregate price of $460 million), subject to the upper limit of $30.00 discussed below. The 1.625% Notes Call Spread is designed to partially mitigate the potential dilution from conversion of the 1.625% Notes, depending upon the market price of the Company’s common stock at such time. The 1.625% Notes Call Spread can be exercised in December 2009 at an exercise price of $20.04 per share. To limit the cost of the 1.625% Notes Call Spread, an upper limit of $30.00 per share has been set, such that if the price of the common stock is above that limit at the time of exercise, the number of shares eligible to be purchased will be proportionately reduced based on the amount by which the common share price exceeds $30.00 at the time of exercise. As of March 31, 2008, the estimated fair value of the 1.625% Notes Call Spread was $88 million, which was based upon valuations from third-party financial institutions.

Fiscal 2005 Senior Notes
In November 2004, the Company issued an aggregate of $1 billion of unsecured Senior Notes (2005 Senior Notes) in a transaction pursuant to Rule 144A. The Company issued $500 million of 4.75%, 5-year notes due December 2009 and

$500 million of 5.625%, 10-year notes due December 2014. In May 2007, a lawsuit captioned The Bank of New York v. CA, Inc. et al., was filed in the Supreme Court of the State of New York, New York County. The complaint sought unspecified damages and other relief, including acceleration of principal, based upon a claim for breach of contract. Specifically, the complaint alleged that the Company failed to comply with certain purported obligations in connection with our 5.625% Senior Notes due 2014 (the “Notes”), issued in November 2004, insofar as the Company failed to carry out a purported obligation to cause a registration statement to become effective to permit the exchange of the Notes for substantially similar securities of the Company registered under the Securities Act of 1933 that would be freely tradable, and, having failed to effect such exchange offer, failed to carry out the purported obligation to pay additional interest of 0.50% per annum after November 18, 2006. CA denied that any such breach had occurred. On December 21, 2007, the Company, The Bank of New York, and the holders of a majority of the Notes reached a settlement of this litigation and executed a First Supplemental Indenture. The First Supplemental Indenture provides, among other things, that the Company will pay an additional 0.50% per annum interest on the $500 million principal of the Notes, with such additional interest beginning to accrue as of December 1, 2007. Pursuant to the Supplemental Indenture, the Notes are now referred to as the Company’s 6.125% Senior Notes Due 2014. As a result of the settlement in the third quarter of fiscal 2008, the Company recorded a charge of $14 million, representing the present value of the additional amounts that will be paid. This charge is included in “Other expenses (gains), net” line item in the Consolidated Statements of Operations. In connection with the settlement, the Company also entered into an Addendum to Registration Rights Agreement relating to the Notes. The Addendum confirms that the Company no longer has any obligations under the original Registration Rights Agreement entered into with respect to the Notes. The settlement became effective upon the signature of the Stipulation of Dismissal with Prejudice by Justice Ramos of the New York Supreme Court on January 3, 2008.

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

International Line of Credit
An unsecured and uncommitted multi-currency line of credit is available to meet short-term working capital needs for the Company’s subsidiaries operating outside the United States. The line of credit is available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between the Company’s subsidiaries and the local bank at the time of each specific transaction. As of March 31, 2008, the amount available under this line totaled $25 million and $4 million was pledged in support of bank guarantees and other local credit lines. Amounts drawn under these facilities as of March 31, 2008 were nominal.

In addition to the above facility, the Company and its subsidiaries use guarantees and letters of credit issued by financial institutions to guarantee performance on certain contracts. As of March 31, 2008, none of these arrangements had been drawn down by third parties.

Share Repurchases, Stock Option Exercises and Dividends
On June 29, 2006, our Board of Directors authorized a plan to repurchase up to $2 billion of shares of our common stock. This plan replaced the prior $600 million common stock repurchase plan.

On August 15, 2006, we announced the commencement of a $1 billion tender offer to repurchase outstanding common stock, at a price not less than $22.50 and not greater than $24.50 per share. On September 14, 2006, the expiration date of the tender offer, we accepted for purchase 41.2 million shares at a purchase price of $24.00 per share, for a total price of $989 million, which excludes bank, legal and other associated charges. Upon completion of the tender offer, we retired all of the shares that were repurchased.

In November 2007, we concluded our previously announced $500 million Accelerated Share Repurchase program with a third-party financial institution. In June 2007, we paid $500 million to repurchase shares of our common stock and received 16.9 million shares at inception of the program. Based on the terms of the agreement between us and the third-party financial institution, we received 3.0 million additional shares of our common stock at the conclusion of the program in November 2007 at no additional cost. The average price paid under the Accelerated Share Repurchase program was $25.13 per share and total shares repurchased was 19.9 million. Our remaining authority under the previously authorized plan to repurchase up to $2 billion in shares of common stock has expired. Any potential future repurchases will be considered by us in the normal course of business.

We repurchased $1.21 billion of common stock in connection with our publicly announced corporate buyback program in fiscal 2007 compared with $590 million in fiscal 2006; for fiscal 2008, 2007 and 2006, we received proceeds resulting from the exercise of Company stock options of $19 million, $39 million and $97 million, respectively.

Beginning in fiscal 2006 we increased our annual cash dividend to $0.16 per share, which was paid out in quarterly installments of $0.04 per share as and when declared by the Board of Directors. We paid dividends of $82 million, $88 million and $93 million in each of fiscal 2008, 2007 and 2006, respectively.

Effect of Exchange Rate Changes
There was a $208 million favorable impact to our cash flows in fiscal 2008 predominantly due to the weakening of the U.S. dollar against the euro, Australian dollar and Canadian dollar of 18%, 13% and 12%, respectively. In fiscal 2007, we had a favorable $93 million impact to our cash flows, predominantly due to the weakening of the U.S. dollar against the British pound and the euro, by 7% each.

Other Matters
As of March 31, 2008, our senior unsecured notes were rated Ba1, BB, and BB+ by Moody’s Investors Service (Moody’s), Standard and Poor’s (S&P) and Fitch Ratings (Fitch), respectively. The outlook on these unsecured notes is rated negative, positive and stable by Moody’s, S&P and Fitch, respectively. In December 2007 Fitch revised its rating outlook from negative to the current stable outlook and in March 2008 S&P placed the company on credit watch with positive implications. As of May 2008, our rating and outlook remained unchanged. Peak borrowings under all debt facilities during fiscal 2008 totaled $2.58 billion, with a weighted average interest rate of 5.12%.

Capital resource requirements as of March 31, 2008 and 2007 consisted of lease obligations for office space, equipment, mortgage and loan obligations, our enterprise resource planning implementation, and amounts due as a result of product and company acquisitions. Refer to “Contractual Obligations and Commitments” for additional information.

We expect that existing cash, cash equivalents, marketable securities, the availability of borrowings under existing and renewable credit lines and in the capital markets, and cash expected to be provided from operations will be sufficient to meet ongoing cash requirements. We expect our long-standing practice of providing extended payment terms to our customers to continue.

We expect to use existing cash balances and future cash generated from operations to fund financing activities such as the repayment of our debt balances as they mature as well as the repurchase of shares of common stock and the payment of dividends as approved by our Board of Directors. Cash generated will also be used for investing activities such as future acquisitions as well as additional capital spending, including our continued investment in our enterprise resource planning implementation.

The Company conducts an ongoing review of its capital structure and debt obligations as part of its risk management strategy. Excluding the 2008 Revolving Credit Facility and the 2004 Revolving Credit Facility, the fair value of the Company’s long-term debt, including the current portion of long-term debt, was $1.89 billion and $1.92 billion as of March 31, 2008 and 2007, respectively. The fair value of long-term debt is based on quoted market prices. Refer to the “Fair Value of Financial Instruments” section of Note 1, “Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements
Prior to fiscal 2001, we sold individual accounts receivable to a third party subject to certain recourse provisions. The outstanding principal balance subject to recourse of these receivables approximated $81 million and $115 million as of March 31, 2008 and 2007, respectively. As of March 31, 2008, we have not incurred any losses related to these receivables. Other than the commitments and recourse provisions described above, we do not have any other off-balance sheet arrangements with unconsolidated entities or related parties and, accordingly, off-balance sheet risks to our liquidity and capital resources from unconsolidated entities are limited.

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

The following table summarizes our contractual arrangements as of March 31, 2008 and the timing and effect that such commitments are expected to have on our liquidity and cash flow in future periods. In addition, the table summarizes the timing of payments on our debt obligations as reported on our Consolidated Balance Sheets as of March 31, 2008.

	PAYMENTS DUE BY PERIOD
		LESS THAN	1–3	3–5	MORE THAN
(IN MILLIONS)	TOTAL	1 YEAR	YEARS	YEARS	5 YEARS
Contractual Obligations
Long-term debt obligations (inclusive of interest)	$2,992	$451	$1,114	$866	$561
Operating lease obligations[1]	787	147	215	137	288
Purchase obligations	93	61	31	1	—
Other obligations[2]	223	107	65	33	18

Total	$4,095	$766	$1,425	$1,037	$867

1	The contractual obligations for noncurrent operating leases include sublease income totaling $67 million expected to be received in the following periods: $24 million (less than 1 year); $28 million (1–3 years); $14 million (3–5 years); and $1 million (more than 5 years).

2	Includes $55 million of estimated liabilities for unrecognized tax benefits.

As of March 31, 2008, we have no material capital lease obligations, either individually or in the aggregate.

Critical Accounting Policies and Estimates
We review our financial reporting and disclosure practices and accounting policies quarterly to help ensure that they provide accurate and transparent information relative to the current economic and business environment. Note 1, “Significant Accounting Policies” in the Notes to the Consolidated Financial Statements contains a summary of the significant accounting policies that we use. Many of these accounting policies involve complex situations and require a high degree of judgment, either in the application and interpretation of existing accounting literature or in the development of estimates that impact our financial statements. On an ongoing basis, we evaluate our estimates and judgments based on historical experience as well as other factors that are believed to be reasonable under the circumstances. These estimates may change in the future if underlying assumptions or factors change.

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

We recognize revenue pursuant to the requirements of Statement of Position (SOP) 97-2 “Software Revenue Recognition”, issued by the American Institute of Certified Public Accountants, as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” In accordance with SOP 97-2, we begin to recognize revenue from licensing and supporting our software products when all of the following criteria are met: (1) we have evidence of an arrangement with a customer; (2) we deliver the products; (3) license agreement terms are deemed fixed or determinable and free of contingencies or uncertainties that may alter the agreement such that it may not be complete and final; and (4) collection is probable.

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

For license agreements signed prior to October 2000, once all four of the above noted revenue recognition criteria were met, software license fees were recognized as revenue generally when the software was delivered to the customer, or “up-front” (as the contracts did not include a right to unspecified future software products), and the maintenance fees were deferred and subsequently recognized as revenue over the term of the license. Under our current business model, a relatively small percentage of our revenue from software licenses is recognized on an up-front or perpetual basis, subject to meeting the same revenue recognition criteria in accordance with SOP 97-2 as described above. Software fees from such licenses are recognized up-front and are reported in the “Software fees and other” line item in the Consolidated Statements of Operations. Maintenance fees from such licenses are recognized ratably over the term of the license and are reported in the “Subscription and maintenance revenue” line item in the Consolidated Statements of Operations. License agreements under which software fees are recognized up-front do not include the right to receive unspecified future software products. However, in the event such license agreements are executed within close proximity or in contemplation of other license agreements that are signed under our subscription model with the same customer, the licenses together may be deemed a single multi-element agreement, and all such revenue is required to be recognized ratably and is recorded as “Subscription and maintenance revenue” in the Consolidated Statements of Operations.

We are unable to establish VSOE of fair value for all undelivered elements in license agreements that include software products for which maintenance pricing is based on both discounted and undiscounted license list prices and arrangements that contain rights to unspecified future software products. If VSOE of fair value of one or more undelivered elements does not exist, license revenue is deferred and recognized upon delivery of those elements or when VSOE of fair value can be established. When the license includes the right to receive unspecified future software products, license revenue is recognized ratably over the term on the arrangement as VSOE does not exist for the unspecified future software products.

Since we implemented our subscription model in October 2000, our practice with respect to newly acquired products with established VSOE of fair value has been to record revenue initially on the acquired company’s systems, generally under a perpetual or up-front model; and, starting within the first fiscal year after the acquisition, to enter new licenses for such products under our subscription model, following which revenue is recognized ratably and recorded as “Subscription and maintenance revenue.” In some instances, we sell some newly developed and recently acquired products without the right to receive unspecified future software products. Revenue from these agreements is generally recorded on an up-front model, to the extent that we are able to establish VSOE of fair value for all undelivered elements and such license agreements are not deemed to have been linked with other contracts executed within a short time frame with the same customer or in contemplation of other license agreements with the same customer for which the right exists to receive unspecified future software products. The software license fees from these contracts are recorded on an up-front basis as “Software fees and other.” Selling such licenses under an up-front model will result in higher total revenue in a reporting period than if such licenses were based on our subscription model and the associated revenue recognized ratably.

Maintenance revenue is derived from two primary sources: (1) the maintenance portion of combined license and maintenance agreements; and (2) stand-alone maintenance agreements. Maintenance revenue is reported on the “Subscription and maintenance revenue” line item in the Consolidated Statements of Operations over the term of the renewal agreement.

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

Revenue from sales to distributors, resellers, and value added resellers commences when all four of the SOP 97-2 revenue recognition criteria noted above are met and when these entities sell the software product to their customers. This is commonly referred to as the sell-through method. Revenue from the sale of products to distributors, resellers and value added resellers that incorporates the right for the end-users to receive certain unspecified future software products is recognized on a ratable basis.

We have an established business practice of offering installment payment options to customers and have a history of successfully collecting substantially all amounts due under such agreements. We assess collectability based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If, in our judgment, collection of a fee is not probable, we will not recognize revenue until the uncertainty is removed through the receipt of cash payment.

Our standard licensing agreements include a product warranty provision for all products. Such warranties are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies.” The likelihood that we will be required to make refunds to customers under such provisions is considered remote.

Under the terms of substantially all of our license agreements, we have agreed to indemnify customers for costs and damages arising from claims against such customers based on, among other things, allegations that our software products infringe the intellectual property rights of a third-party. In most cases, in the event of an infringement claim, we retain the right to (i) procure for the customer the right to continue using the software product; (ii) replace or modify the software product to eliminate the infringement while providing substantially equivalent functionality; or (iii) if neither (i) nor (ii) can be reasonably achieved, we may terminate the license agreement and refund to the customer a pro-rata portion of the fees paid. Such indemnification provisions are accounted for in accordance with SFAS No. 5. The likelihood that we will be required to make refunds to customers under such provisions is considered remote. In most cases and where legally enforceable, the indemnification is limited to the amount paid by the customer.

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

SFAS No. 109, “Accounting for Income Taxes,” requires us to estimate our actual current tax liability in each jurisdiction; estimate differences resulting from differing treatment of items for financial statement purposes versus tax return purposes (known as “temporary differences”), which result in deferred tax assets and liabilities; and assess the likelihood that our deferred tax assets and net operating losses will be recovered from future taxable income. If we believe that recovery is not likely, we establish a valuation allowance. We have recognized as a deferred tax asset a portion of the tax benefits connected with losses related to operations. As of March 31, 2008, our gross deferred tax assets, net of a valuation allowance, totaled $828 million. Realization of these deferred tax assets assumes that we will be able to generate sufficient future taxable income so that these assets will be realized. The factors that we consider in assessing the likelihood of realization include the forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets.

Deferred tax assets result from acquisition expenses, such as duplicate facility costs, employee severance and other costs that are not deductible until paid, net operating losses (NOLs) and temporary differences between the taxable cash payments received from customers and the ratable recognition of revenue in accordance with GAAP. The NOLs expire between fiscal 2009 and 2028. Additionally, $61 million of the valuation allowance as of March 31, 2008 and as of March 31, 2007 is attributable to acquired NOLs that are subject to annual limitations under Internal Revenue Code Section 382. Future results may vary from these estimates.

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

The fair value of a reporting unit under the first step of the goodwill impairment test is measured using the quoted market price method. Determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and the magnitude of any such charge. These estimates are subject to review and approval by senior management. This approach uses significant assumptions, including projected future cash flow, the discount rate reflecting the risk inherent in future cash flow, and a terminal growth rate. There was no impairment charge recorded with respect to goodwill for fiscal 2008.

The carrying values of capitalized software products, for both purchased software and internally developed software, and other intangible assets, are reviewed on a regular basis to ensure that any excess of the carrying value over the net realizable value is written off. The facts and circumstances considered include an assessment of the net realizable value for capitalized software products and the future recoverability of cost for other intangible assets as of the balance sheet date. It is not possible for us to predict the likelihood of any possible future impairments or, if such an impairment were to occur, the magnitude thereof.

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

During the first quarter of fiscal 2008 we determined that an impairment charge of $0.5 million relating to certain identifiable intangible assets that were acquired in conjunction with a prior year acquisition and were not subject to amortization should be recorded. For fiscal 2008, the impairment charge was reported in the “Restructuring and other” line item in the Consolidated Statements of Operations. The balance of assets with indefinite lives as of both March 31, 2008 and 2007 was $14 million.

Accounting for Business Combinations
The allocation of the purchase price for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired, including in-process research and development, and liabilities assumed based on their respective fair values.

Product Development and Enhancements
We account for product development and enhancements in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (SFAS No. 86). SFAS No. 86 specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established and assumptions are used that reflect our best estimates. If other assumptions had been used in the current period to estimate technological feasibility, the reported product development and enhancement expense could have been affected. Annual amortization of capitalized software costs is the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life of the software product, generally estimated to be five years from the date the product became available for general release to customers. The Company amortized capitalized software costs using the straight-line method in fiscal 2008 and fiscal 2007, as anticipated future revenue is projected to increase for several years considering the Company is continuously integrating current software technology into new software products.

Accounting for Stock-Based Compensation
We currently maintain several stock-based compensation plans. We use the Black-Scholes option-pricing model to compute the estimated fair value of certain stock-based awards. The Black-Scholes model includes assumptions regarding dividend yields, expected volatility, expected lives, and risk-free interest rates. These assumptions reflect our best estimates, but these items involve uncertainties based on market and other conditions outside of our control. As a result, if other assumptions had been used, stock-based compensation expense could have been materially affected. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially affected in future years.

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

Legal Contingencies
We are currently involved in various legal proceedings and claims. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any legal proceeding or claim is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of the probability of a loss and the determination as to whether the amount of loss is reasonably estimable. Due to the uncertainties related to these matters, the decision to record an accrual and the amount of accruals recorded are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending litigation and claims, and may revise our estimates. Such revisions could have a material impact on our results of operations and financial condition. Refer to Note 8, “Commitments and Contingencies,” in the Notes to the Consolidated Financial Statements for a description of our material legal proceedings.

New Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently assessing the impact of SFAS No. 157 on our Consolidated Financial Statements.

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

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (SFAS No. 141(R)). SFAS No. 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 13, 2008. We are currently assessing the impact of SFAS No. 141(R) on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 5, 2008. We are currently assessing the impact of SFAS No. 160 on our Consolidated Financial Statements.

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP No. APB 14-1 requires the issuer of convertible debt instruments with cash settlement features to account separately for the liability and equity components of the instrument. The debt would be recognized at the present value of its cash flows discounted using the issuer’s nonconvertible debt borrowing rate at the time of issuance. The equity component would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. FSP No. APB 14-1 will also require an accretion of the resultant debt discount over the expected life of the debt. The proposed transition guidance requires retrospective application to all periods presented, and does not grandfather existing instruments. FSP No. APB 14-1 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of FSP No. APB 14-1 on our Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk
Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio, debt, and installment accounts receivable. We have a prescribed methodology whereby we invest our excess cash in liquid investments that are composed of money market funds and debt instruments of government agencies and high-quality corporate issuers

(S&P single “A” rating and higher). To mitigate risk, all of the securities have a maturity date within one year, and holdings of any one issuer do not exceed 10% of the portfolio.

As of March 31, 2008, our outstanding debt approximated $2.58 billion, most of which was in fixed rate obligations. If market rates were to decline, we could be required to make payments on the fixed rate debt that would exceed those based on current market rates. Each 25 basis point decrease in interest rates would have an associated annual opportunity cost of $5 million. Each 25 basis point increase or decrease in interest rates would have a corresponding effect on our variable rate debt of $2 million as of March 31, 2008.

As of March 31, 2008, we did not utilize derivative financial instruments to mitigate the above mentioned interest rate risks.

We offer financing arrangements with installment payment terms in connection with our software license agreements. The aggregate amounts due from customers include an imputed interest element, which can vary with the interest rate environment. Each 25 basis point increase in interest rates would currently have an associated annual opportunity cost of $9 million.

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

Derivatives are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). As of March 31, 2008, we had no outstanding derivative contracts in place. We recognized a loss of $6 million, associated with derivative contracts that were closed, as of March 31, 2008 and settled in April 2008. For all derivative contracts that were entered into during fiscal 2008, the Company recognized a loss of $14 million. These contracts did not qualify for hedge accounting treatment under SFAS No. 133. These results are included in the “Other expenses (gains), net” line item of the Consolidated Statement of Operations for fiscal 2008. In April and May 2008, we entered into a series of derivative contracts to protect the Company against the risks associated with movements in foreign exchange rates on the balance sheet and expected operating exposures throughout fiscal 2009. We anticipate that we will continue to employ derivatives to protect the Company against these risks as the size of the balance sheet and expected operating exposures change throughout the fiscal year.

Equity Price Risk
As of March 31, 2008, we did not hold significant investments in marketable equity securities of publicly traded companies. Our investments in marketable securities were considered available for sale. Unrealized gains or temporary losses on available for sale securities are deferred as a component of stockholders’ equity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our Consolidated Financial Statements are listed in the List of Consolidated Financial Statements and Financial Statement Schedules filed as part of this Annual Report on Form 10-K and are incorporated herein by reference.

The Supplementary Data specified by Item 302 of Regulation S-K as it relates to selected quarterly data is included in the “Selected Quarterly Information” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Information on the effects of changing prices is not required.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as required by the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e) as of the end of the period covered by this annual report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

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

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

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

Management conducted its evaluation of the effectiveness of internal control over financial reporting as of March 31, 2008 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing the effectiveness of the Company’s internal control over financial reporting. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2008.

(c) Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company began the migration of certain financial and sales processing systems to an enterprise resource planning (ERP) system at its North American operations in fiscal 2007. This change in information system platform for the Company’s financial and operational systems is part of its on-going project to implement ERP at the Company’s facilities worldwide. Additional changes are planned for fiscal 2009 and the Company will continue to monitor and test the system as part of management’s annual evaluation of internal control over financial reporting.

The Company’s independent registered public accountants, KPMG LLP, have audited the effectiveness of the Company’s internal control over financial reporting as stated in their report which appears on page 63 of this Form 10-K.

Item 9B. Other Information.

Not applicable

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this Item that will appear under the headings “Election of Directors,” “Litigation Involving Certain Directors and Executive Officers,” “Nominating Procedures,” “Board Committees and Meetings,” “Communications with Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy statement to be filed with the SEC relating to our 2008 Annual Meeting of Stockholders is incorporated herein by reference. Also, refer to Part I, Item 4, “Submission of Matters to a Vote of Security Holders” of this Report for information concerning executive officers under the heading “Executive Officers of the Registrant.”

We maintain a “code of ethics” (within the meaning of Item 406 of the SEC’s Regulation S-K) entitled “Business Practices Standard of Excellence: Our Code of Conduct” (Code of Conduct). Our Code of Conduct is applicable to all employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Conduct is available on our website at http://investor.ca.com. Any amendment or waiver to the “code of ethics” provisions of our Code of Conduct that applies to our directors or executive officers will be included in a report filed with the SEC on Form 8-K. The Code of Conduct is available without charge in print to any stockholder who requests a copy by writing to Kenneth V. Handal, Executive Vice President, Global Risk & Compliance, Chief Compliance Officer, and Corporate Secretary, at CA, Inc., One CA Plaza, Islandia, New York 11749.

ITEM 11. EXECUTIVE COMPENSATION.

Information required by this Item that will appear under the headings “Compensation and Other Information Concerning Executive Officers,” “Compensation Discussion and Analysis,” “Compensation of Directors,” and “Compensation and Human Resources Committee Report on Executive Compensation” in the definitive proxy statement to be filed with the SEC relating to our 2008 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this Item that will appear under the headings “Compensation and Other Information Concerning Executive Officers” and “Information Regarding Beneficial Ownership of Principal Stockholders, the Board and Management” in the definitive proxy statement to be filed with the SEC relating to our 2008 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by this Item that will appear under the headings “Related Person Transactions,” “Election of Directors,” “Board Committees and Meetings,” and “Corporate Governance” in the definitive proxy statement to be filed with the SEC relating to our 2008 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information required by this Item that will appear under the headings “Ratification of Appointment of Independent Registered Public Accountants” and “Audit Committee Report” in the definitive proxy statement to be filed with the SEC relating to our 2008 Annual Meeting of Stockholders is incorporated herein by reference.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	(1) The Registrant’s financial statements together with a separate table of contents are annexed hereto.
(2)       Financial Statement Schedules are listed in the separate table of contents annexed hereto.
(3)       Exhibits.

Regulation S-K
Exhibit Number

2.1	Announcement of Restructuring Plan.	Previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated August 14, 2006, and incorporated herein by reference.

3.1	Restated Certificate of Incorporation.	Previously filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K dated March 6, 2006, and incorporated herein by reference.

3.2	By-Laws of the Company, as amended.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 23, 2007, and incorporated herein by reference.

4.1	Restated Certificate of Designation of Series One Junior Participating Preferred Stock, Class A of the Company.	Previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated March 6, 2006, and incorporated herein by reference.

4.2	Stockholder Protection Rights Agreement, dated as of October 16, 2006, between the Company and Mellon Investor Services LLC, as Rights Agent, including as Exhibit A the forms of Rights Certificate and of Election to Exercise and as Exhibit B the form of Certificate of Designation and Terms of the Participating Preferred Stock of the Company.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 16, 2006, and incorporated herein by reference.

4.3	Indenture with respect to the Company’s $1.75 billion Senior Notes, dated April 24, 1998, between the Company and The Chase Manhattan Bank, as Trustee.	Previously filed as Exhibit 4(f) to the Company’s Annual Report on Form 10-K for fiscal 1998, and incorporated herein by reference.

4.4	Indenture with respect to the Company’s 1.625% Convertible Senior Notes due 2009, dated December 11, 2002, between the Company and State Street Bank and Trust Company, as Trustee.	Previously filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for fiscal quarter ended December 31, 2002, and incorporated herein by reference.

4.5	Indenture with respect to the Company’s 4.75% Senior Notes due 2009 and 5.625% Senior Notes due 2014, dated November 18, 2004, between the Company and The Bank of New York, as Trustee.	Previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 15, 2004, and incorporated herein by reference.

4.6	Purchase Agreement dated November 15, 2004, among the Initial Purchasers of the 4.75% Senior Notes due 2009 and 5.625% Senior Notes due 2014, and the Company.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 15, 2004, and incorporated herein by reference.

4.7	First Supplemental Indenture, dated as of November 30, 2007, to the Indenture, dated as of November 18, 2004, between CA, Inc. and The Bank of New York, as trustee.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 3, 2008, and incorporated herein by reference.

Regulation S-K
Exhibit Number

10	.1*	CA, Inc. 1991 Stock Incentive Plan, as amended.	Previously filed as Exhibit 1 to the Company’s Quarterly Report on Form 10-Q for fiscal quarter ended September 30, 1997, and incorporated herein by reference.

10	.2*	1993 Stock Option Plan for Non-Employee Directors.	Previously filed as Annex 1 to the Company’s definitive Proxy Statement dated July 7, 1993, and incorporated herein by reference.

10	.3*	Amendment No. 1 to the 1993 Stock Option Plan for Non-Employee Directors dated October 20, 1993.	Previously filed as Exhibit E to the Company’s Annual Report on Form 10-K for fiscal 1994, and incorporated herein by reference.

10	.4*	1996 Deferred Stock Plan for Non-Employee Directors.	Previously filed as Exhibit A to the Company’s Proxy Statement dated July 8, 1996, and incorporated herein by reference.

10	.5*	Amendment No. 1 to the 1996 Deferred Stock Plan for Non-Employee Directors.	Previously filed on Exhibit A to the Company’s Proxy Statement dated July 6, 1998, and incorporated herein by reference.

10	.6*	1998 Incentive Award Plan.	Previously filed on Exhibit B to the Company’s Proxy Statement dated July 6, 1998, and incorporated herein by reference.

10	.7*	CA, Inc. Year 2000 Employee Stock Purchase Plan.	Previously filed on Exhibit A to the Company’s Proxy Statement dated July 12, 1999, and incorporated herein by reference.

10	.8*	2001 Stock Option Plan.	Previously filed as Exhibit B to the Company’s Proxy Statement dated July 18, 2001, and incorporated herein by reference.

10	.9*	CA, Inc. 2002 Incentive Plan (Amended and Restated Effective as of April 27, 2007).	Previously filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year 2007, and incorporated herein by reference.

10	.10*	CA, Inc. 2002 Compensation Plan for Non-Employee Directors.	Previously filed as Exhibit C to the Company’s Proxy Statement dated July 26, 2002, and incorporated herein by reference.

10	.11*	CA, Inc. 2003 Compensation Plan for Non-Employee Directors.	Previously filed as Exhibit A to the Company’s Proxy Statement dated July 17, 2003, and incorporated herein by reference.

10.12		Credit Agreement dated as of December 2, 2004, among the Company, the Banks which are parties thereto and Citicorp North America, Inc., Bank Of America, N.A., and JP Morgan Chase Bank, N.A., as agents, with respect to a $1 billion Revolving Loan.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 2, 2004, and incorporated herein by reference.

10.13		Amendment No. 1, dated as of September 1, 2006, to Credit Agreement dated as of December 2, 2004, among the Company, the Banks which are parties thereto and Citicorp North America, Inc., Bank of America, N.A., and JP Morgan Chase Bank, N.A., as agents with respect to a $1 billion Revolving Loan.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 6, 2006, and incorporated herein by reference.

10	.14*	Separation Agreement and General Claims Release, dated as of September 15, 2006, between CA, Inc. and Robert W. Davis.	Previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for fiscal quarter ended September 30, 2006, and incorporated herein by reference.

10	.15*	Relocation Polices including Form of Moving and Relocation Expense Agreement.	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated February 1, 2005, and incorporated herein by reference.

10	.16*	Employment agreement, dated November 22, 2004, between the Company and John A. Swainson.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 18, 2004, and incorporated herein by reference.

Regulation S-K
Exhibit Number

10	.17*	Restricted Stock Unit Agreement for John A. Swainson.	Previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated November 18, 2004, and incorporated herein by reference.

10	.18*	Form of Moving and Relocation Expense Agreement.	Previously filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K dated November 18, 2004, and incorporated herein by reference.

10	.19*	CA, Inc. Change in Control Severance Policy.	Previously filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for fiscal 2006, and incorporated herein by reference.

10.20		Deferred Prosecution Agreement, including the related Information and Stipulation of Facts.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 22, 2004, and incorporated herein by reference.

10.21		Final Consent Judgment of Permanent Injunction and Other Relief, including SEC complaint.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 22, 2004, and incorporated herein by reference.

10	.22*	Form of Restricted Stock Unit Certificate.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for fiscal quarter ended December 31, 2004, and incorporated herein by reference.

10	.23*	Form of Non-Qualified Stock Option Certificate.	Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for fiscal quarter ended December 31, 2004, and incorporated herein by reference.

10	.24*	Amended and Restated Employment Agreement, dated as of September 25, 2006, between CA, Inc. and Kenneth V. Handal.	Previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for fiscal quarter ended September 30, 2006, and incorporated herein by reference.

10	.25*	Acknowledgement between CA, Inc. and Kenneth V. Handal.	Previously filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for fiscal 2007, and incorporated herein by reference.

10	.26*	Agreement, dated April 11, 2005, between the Company and John A. Swainson.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 11, 2005, and incorporated herein by reference.

10	.27*	Amended and restated employment agreement, dated June 27, 2006, between the Company and Michael J. Christenson.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 26, 2006, and incorporated herein by reference.

10	.28*	Employment Agreement, dated March 23, 2005, between the Company and Donald Friedman.	Previously filed as Exhibit 10.12 to the Company’s Current Report on Form 8-K dated April 11, 2005, and incorporated herein by reference.

10	.29*	Form of RSU Award Certificate.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 2, 2006, and incorporated herein by reference.

10	.30*	Form of RSU Award Certificate (Employment Agreement).	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 2, 2006, and incorporated herein by reference.

10	.31*	Form of Restricted Stock Award Certificate.	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 2, 2006, and incorporated herein by reference.

10	.32*	Form of Restricted Stock Award Certificate (Employment Agreement).	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated June 2, 2006, and incorporated herein by reference.

Regulation S-K
Exhibit Number

10	.33*	Form of Non-Qualified Stock Option Award Certificate.	Previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated June 2, 2006, and incorporated herein by reference.

10	.34*	Form of Non-Qualified Stock Option Award Certificate (Employment Agreement).	Previously filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K dated June 2, 2006, and incorporated herein by reference.

10	.35*	Form of Incentive Stock Option Award Certificate.	Previously filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K dated June 2, 2006, and incorporated herein by reference.

10	.36*	Form of Incentive Stock Option Award Certificate (Employment Agreement).	Previously filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K dated June 2, 2006, and incorporated herein by reference.

10	.37*	CA, Inc. Deferred Compensation Plan for John A. Swainson, dated April 29, 2005.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 29, 2005, and incorporated herein by reference.

10	.38*	Trust Agreement between Computer Associates International, Inc. and Fidelity Management Trust Company, dated as of April 29, 2005.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 29, 2005, and incorporated herein by reference.

10	.39*	Employment Agreement, dated December 8, 2004, between the Company and Patrick J. Gnazzo.	Previously filed as Exhibit 10.52 to the Company’s Annual Report on Form 10-K for fiscal 2005, and incorporated herein by reference.

10	.40*	Amendment to Employment Agreement, dated March 7, 2006, between the Company and Patrick J. Gnazzo.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 6, 2006, and incorporated herein by reference.

10	.41*	Acknowledgement between CA, Inc. and Patrick J. Gnazzo.	Previously filed as Exhibit 10.47 to the Company’s Annual Report on Form 10-K for fiscal 2007, and incorporated herein by reference.

10	.42*	1995 Key Employee Stock Ownership Plan, as amended on June 26, 2000 and February 25, 2003.	Previously filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for fiscal 2003, and incorporated herein by reference.

10	.43*	Program whereby certain designated employees, including the Company’s named executive officers, are provided with certain covered medical services, effective August 1, 2005.	Previously filed as Item 1.01 and Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 1, 2005, and incorporated herein by reference.

10	.44*	Amended and Restated CA, Inc. Executive Deferred Compensation Plan, effective November 20, 2006.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for fiscal quarter ended December 31, 2006, and incorporated herein by reference.

10	.45*	Form of Deferral Election.	Previously filed as Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the fiscal year 2006, and incorporated herein by reference.

10	.46*	Amendment, dated August 24, 2005, to Employment Agreement between Computer Associates International, Inc. and John A. Swainson.	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 24, 2005, and incorporated herein by reference.

10	.47*	Modified compensation arrangements for the non-employee directors of the Company, effective August 24, 2005.	Previously filed as Item 1.01 of the Company’s Current Report on Form 8-K dated August 24, 2005 and incorporated herein by reference.

10	.48*	Modified compensation arrangements for the non-executive Chairman of the Board, effective February 23, 2007.	Previously filed as Item 1.01 of the Company’s Current Report on Form 8-K dated February 23, 2007 and incorporated herein by reference.

Regulation S-K
Exhibit Number

10	.49*	Amendment to the CA, Inc. 2003 Compensation Plan for Non-Employee Directors, dated August 24, 2005.	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated August 24, 2005 and incorporated herein by reference.

10	.50*	Employment Agreement, dated as of June 28, 2006, between the Company and James Bryant.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 26, 2006, and incorporated herein by reference.

10	.51*	Employment Agreement, dated as of August 1, 2006, between CA, Inc. and Nancy Cooper.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 27, 2006, and incorporated herein by reference.

10	.52*	Employment Agreement, dated as of August 22, 2006, between CA, Inc. and Amy Fliegelman Olli.	Previously filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for fiscal quarter ended September 30, 2006, and incorporated herein by reference.

10	.53*	Acknowledgement between CA, Inc. and Amy Fliegelman Olli.	Previously filed as Exhibit 10.59 to the Company’s Annual Report on Form 10-K for fiscal 2007, and incorporated herein by reference.

10.54		Purchase and Sale Agreement, dated as of August 15, 2006, among CA, Inc., Island Headquarters Operators LLC and Islandia Operators LLC.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 15, 2006, and incorporated herein by reference.

10.55		Lease, dated as of August 15, 2006, among CA, Inc., Island Headquarters Operators LLC and Islandia Operators LLC.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 15, 2006, and incorporated herein by reference.

10	.56*	CA, Inc. 2007 Incentive Plan.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 21, 2007 and incorporated herein by reference.

10	.57*	Form of Award Agreement — Restricted Stock Units.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 21, 2007, and incorporated herein by reference.

10	.58*	Form of Award Agreement — Restricted Stock Awards.	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 21, 2007, and incorporated herein by reference.

10	.59*	Form of Award Agreement — Nonqualified Stock Awards.	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated August 21, 2007, and incorporated herein by reference.

10	.60*	Form of Award Agreement — Incentive Stock Options.	Previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated August 21, 2007, and incorporated herein by reference.

10	.61*	Employment Agreement by and between the Company and Michael Christenson as of May 31, 2007.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 4, 2007 and incorporated herein by reference.

10.62		Credit Agreement dated August 29, 2007.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 29, 2007, and incorporated herein by reference.

10.63		Settlement Agreement, dated as of December 21, 2007, between CA, Inc. and the Bank of New York, as trustee, Linden Capital L.P. and Swiss Re Financial Products Corporation.	Previously filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated January 3, 2008, and incorporated herein by reference.

Regulation S-K
Exhibit Number

10.64		Addendum to Registration Rights Agreement, dated as of November 30, 2007, relating to $500,000,000 5.625% Senior Notes Due 2014.	Previously filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated January 3, 2008, and incorporated herein by reference.

10	.65*	Summary of Special Payment to non- executive Chairman of the Board.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007, and incorporated herein by reference.

10	.66*	Amended and Restated Employment Agreement, dated as of February 29, 2008 to Employment Agreement between Company and John A. Swainson.	Previously filed Exhibit 99.2 to the Company’s Current Report on Form 8-K dated February 26, 2008, and incorporated herein by reference.

10	.67*	Amended and Restated Employment Agreement, dated as of February 29, 2008 to Employment Agreement between Company and Michael Christenson.	Previously filed Exhibit 99.3 to the Company’s Current Report on Form 8-K dated February 26, 2008, and incorporated herein by reference.

10	.68*	First Amendment to CA, Inc. Executive Deferred Compensation Plan, effective February 25, 2008.	Filed herewith.

10	.69*	First Amendment to Adoption Agreement for CA, Inc. Executive Deferred Compensation Plan, effective February 25, 2008.	Filed herewith.

10	.70*	Schedules to CA, Inc. Change in Control Severance Policy.	Filed herewith.

18		Letter regarding change in accounting principles.	Filed herewith.

21		Subsidiaries of the Registrant.	Filed herewith.

23		Consent of Independent Registered Public Accounting Firm.	Filed herewith.

31.1		Certification of the CEO pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2		Certification of the CFO pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32		Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

* Management contract or compensatory plan or arrangement

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CA, INC.
By: /s/ JOHN A. SWAINSON John A. Swainson Chief Executive Officer

Dated: May 23, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By: /s/ NANCY E. COOPER Nancy E. Cooper Executive Vice President and Chief Financial Officer

By: /s/ MARC F. STOLL Marc F. Stoll Corporate Senior Vice President and Corporate Controller (Principal Accounting Officer)

Dated: May 23, 2008

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Alfonse M. D’Amato Alfonse M. D’Amato	Director

/s/ Raymond J. Bromark Raymond J. Bromark	Director

/s/ Gary J. Fernandes Gary J. Fernandes	Director

/s/ Robert E. La Blanc Robert E. La Blanc	Director

/s/ Christopher B. Lofgren Christopher B. Lofgren	Director

/s/ Jay W. Lorsch Jay W. Lorsch	Director

/s/ William E. McCracken William E. McCracken	Director

/s/ Walter P. Schuetze Walter P. Schuetze	Director

/s/ John A. Swainson John A. Swainson	Chief Executive Officer and Director

/s/ Laura S. Unger Laura S. Unger	Director

/s/ Arthur F. Weinbach Arthur F. Weinbach	Director

/s/ Renato Zambonini Renato Zambonini	Director

Dated: May 23, 2008

CA, Inc. and Subsidiaries

Islandia, New York

ANNUAL REPORT ON FORM 10-K
ITEM 8, ITEM 9A, ITEM 15(a)(1) AND (2), AND ITEM 15(c)

LIST OF CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

YEAR ENDED MARCH 31, 2008

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CA, Inc.:

We have audited the accompanying consolidated balance sheets of CA, Inc. and subsidiaries as of March 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2008. In connection with our audits of the consolidated financial statements, we also audited the consolidated financial statement schedule listed in Item 15(c). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CA, Inc. and subsidiaries as of March 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CA, Inc. and subsidiaries internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 23, 2008, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Effective April 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.

As discussed in Note 1(s) to the consolidated financial statements, during the fourth quarter of fiscal year 2008, the Company changed its method of accounting for accounts receivable and unearned revenue on billed and uncollected amounts due from customers from a “net method of presentation” to a “gross method of presentation”.

/s/ KPMG LLP

New York, New York
May 23, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CA, Inc.:

We have audited CA, Inc. and subsidiaries internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CA, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, CA, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CA, Inc. and subsidiaries as of March 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2008, and our report dated May 23, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York
May 23, 2008

CA, Inc. and Subsidiaries
Consolidated Statements of Operations

	YEAR ENDED MARCH 31,
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)	2008	2007	2006

Revenue:
Subscription and maintenance revenue	$3,762	$3,458	$3,252
Professional services	383	351	315
Software fees and other	132	134	205

Total Revenue	4,277	3,943	3,772

Expenses:
Costs of licensing and maintenance	267	244	236
Cost of professional services	350	326	263
Amortization of capitalized software costs	117	354	449
Selling and marketing	1,258	1,269	1,327
General and administrative	632	646	547
Product development and enhancements	516	544	559
Depreciation and amortization of other intangible assets	156	148	134
Other expenses (gains), net	6	(13)	(15)
Restructuring and other	121	201	88
Charge for in-process research and development costs	—	10	18

Total Expenses Before Interest and Income Taxes	3,423	3,729	3,606

Income from continuing operations before interest and income taxes	854	214	166
Interest expense, net	46	60	41

Income from continuing operations before income taxes	808	154	125
Income tax expense (benefit)	308	33	(35)

Income from Continuing Operations	500	121	160
Loss from discontinued operations, inclusive of realized losses on sale, net of income taxes	—	(3)	(1)

Net Income	$500	$118	$159

Basic Income Per Share
Income from continuing operations	$0.97	$0.22	$0.28
Loss from discontinued operations	—	—	(0.01)

Net income	$0.97	$0.22	$0.27

Basic weighted average shares used in computation	514	544	581

Diluted Income Per Share
Income from continuing operations	$0.93	$0.22	$0.27
Loss from discontinued operations	—	—	—

Net income	$0.93	$0.22	$0.27

Diluted weighted average shares used in computation	541	569	607

See accompanying Notes to the Consolidated Financial Statements.

CA, Inc. and Subsidiaries
Consolidated Balance Sheets

	MARCH 31,
(DOLLARS IN MILLIONS)	2008	2007

Assets
Current Assets
Cash, cash equivalents and marketable securities	$2,796	$2,280
Trade and installment accounts receivable, net	970	967
Deferred income taxes	623	638
Other current assets	79	71

Total Current Assets	4,468	3,956

Installment accounts receivable, due after one year, net	234	334

Property and Equipment
Land and buildings	256	233
Equipment, furniture and improvements	1,236	1,158

	1,492	1,391
Accumulated depreciation and amortization	(996)	(922)

Total Property and Equipment, net	496	469

Purchased software products, net accumulated amortization of $4,662 and $4,600, respectively	171	203
Goodwill	5,351	5,345
Federal and state income taxes receivable — noncurrent	9	39
Deferred income taxes	293	402
Other noncurrent assets	734	769

Total Assets	$11,756	$11,517

See accompanying Notes to the Consolidated Financial Statements.

CA, Inc. and Subsidiaries
Consolidated Balance Sheets (Continued)

	MARCH 31,
(DOLLARS IN MILLIONS)	2008	2007

Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of long-term debt and loans payable	$361	$11
Accounts payable	152	227
Salaries, wages, and commissions	400	359
Accrued expenses and other current liabilities	439	422
Deferred revenue (billed or collected) — current	2,664	2,383
Taxes payable, other than income taxes payable	97	93
Federal, state, and foreign income taxes payable	59	313
Deferred income taxes	106	199

Total Current Liabilities	4,278	4,007

Long-term debt, net of current portion	2,221	2,572
Federal, state, and foreign income taxes payable	225	—
Deferred income taxes	200	312
Deferred revenue (billed or collected) — noncurrent	1,036	893
Other noncurrent liabilities	87	79

Total Liabilities	8,047	7,863

Stockholders’ Equity
Preferred stock, no par value, 10,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock, $0.10 par value, 1,100,000,000 shares authorized; 589,695,081 and 589,695,081 shares issued; 509,782,514 and 525,176,744 shares outstanding, respectively	59	59
Additional paid-in capital	3,566	3,547
Retained earnings	2,173	1,744
Accumulated other comprehensive loss	(101)	(96)
Treasury stock, at cost, 79,912,567 shares and 64,518,337 shares, respectively	(1,988)	(1,600)

Total Stockholders’ Equity	3,709	3,654

Total Liabilities and Stockholders’ Equity	$11,756	11,517

See accompanying Notes to the Consolidated Financial Statements.

CA, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

				ACCUMULATED
		ADDITIONAL		OTHER		TOTAL
	COMMON	PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	STOCKHOLDERS’
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)	STOCK	CAPITAL	EARNINGS	LOSS	STOCK	EQUITY

Balance as of March 31, 2005[1]	$63	$4,433	$1,648	$(49)	$(1,062)	$5,033
Net income			159			159
Translation adjustment in 2006				(61)		(61)
Unrealized loss on marketable securities, net of taxes of $1				3		3

Comprehensive income						101
Stock-based compensation		96				96
Income tax effect — stock transactions		(20)				(20)
Dividends declared ($0.16) per share			(93)			(93)
Exercise of common stock options, ESPP, and other items, net of taxes of $19		(4)			151	147
Issuance of options related to acquisitions, net of amortization		29				29
401(k) discretionary contribution		2			13	15
Treasury stock purchased					(590)	(590)

Balance as of March 31, 2006	$63	$4,536	$1,714	$(107)	$(1,488)	$4,718

Net income			118			118
Translation adjustment in 2007				10		10
Unrealized gain on marketable securities, net of taxes				1		1

Comprehensive income						129
Stock-based compensation		88				88
Dividends declared ($0.16 per share)			(88)			(88)
Exercise of common stock options, ESPP, and other items		(95)			113	18
Issuance of options related to acquisitions, net of amortization		5				5
Treasury stock purchased					(225)	(225)
Common stock purchased and retired	(4)	(987)				(991)

Balance as of March 31, 2007	$59	$3,547	$1,744	$(96)	$(1,600)	$3,654

1	The opening balance of Retained earnings was adjusted by $36 million for an immaterial correction. Refer to Note 1, “Significant Accounting Policies” for additional information.

See accompanying Notes to the Consolidated Financial Statements.

CA, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Continued)

				ACCUMULATED
		ADDITIONAL		OTHER		TOTAL
	COMMON	PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	STOCKHOLDERS’
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)	STOCK	CAPITAL	EARNINGS	LOSS	STOCK	EQUITY

Balance as of March 31, 2007	$59	$3,547	$1,744	$(96)	$(1,600)	$3,654
Net income			500			500
Translation adjustment in 2008				(4)		(4)
Unrealized loss on marketable securities, net of taxes				(1)		(1)

Comprehensive income						495
Adoption of new accounting principle — FIN 48			11			11
Stock-based compensation		102				102
Dividends declared ($0.16 per share)			(82)			(82)
Exercise of common stock options, ESPP, and other items		(85)			112	27
Issuance of options related to acquisitions, net of amortization		2				2
Treasury stock purchased					(500)	(500)

Balance as of March 31, 2008	$59	$3,566	$2,173	$(101)	$(1,988)	$3,709

See accompanying Notes to the Consolidated Financial Statements.

CA, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	YEAR ENDED MARCH 31,
(IN MILLIONS)	2008	2007	2006

Operating Activities:
Net income	$500	$118	$159
Loss from discontinued operations, net of income taxes	—	3	1

Income from continuing operations	500	121	160
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
Depreciation and amortization	273	502	583
Decrease in (provision for) deferred income taxes	(4)	(217)	(340)
Provision for bad debts	23	4	(24)
Non-cash stock based compensation expense	122	116	99
Non-cash charge for purchased in-process research and development	—	10	18
Loss (gain) on sale of assets	12	(18)	(7)
Charge for impairment of assets	6	16	—
Foreign currency transaction gain — before taxes	(28)	—	(9)
Changes in other operating assets and liabilities, net of effect of acquisitions:
Decrease (increase) in trade and current installment accounts receivable, net	71	195	(209)
Decrease in noncurrent installment accounts receivable, net	40	79	169
Increase in deferred revenue (billed or collected) — current & noncurrent	258	294	798
(Decrease) increase in taxes payable, net	(82)	(93)	75
Increase (decrease) in accounts payable, accrued expenses and other	(95)	(12)	107
Restitution fund, net	—	—	(150)
Restructuring and other, net	12	77	56
Changes in other operating assets and liabilities	(5)	(6)	54

Net Cash Provided by Continuing Operating Activities	1,103	1,068	1,380

Investing Activities:
Acquisitions, primarily goodwill, purchased software, and other intangible assets, net of cash acquired	(27)	(212)	(1,011)
Settlements of purchase accounting liabilities	(7)	(21)	(37)
Purchases of property and equipment	(117)	(150)	(143)
Proceeds from sale of assets	19	21	2
Proceeds from divestiture of assets	—	1	—
Proceeds from sale-lease back transactions	27	201	75
Purchase of marketable securities	(4)	—	(54)
Proceeds from sale of marketable securities	1	44	398
(Decrease) increase in restricted cash	1	(1)	7
Capitalized software development costs	(112)	(85)	(84)

Net Cash Used in Investing Activities	(219)	(202)	(847)

See accompanying Notes to the Consolidated Financial Statements.

CA, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)

	YEAR ENDED MARCH 31,
(IN MILLIONS)	2008	2007	2006

Financing Activities:
Dividends paid	(82)	(88)	(93)
Purchases of common stock	(500)	(1,216)	(590)
Debt borrowings	750	751	—
Debt repayments	(759)	(5)	(912)
Debt issuance costs	(3)	—	—
Exercise of common stock options and other	22	43	127

Net Cash Used in Financing Activities	(572)	(515)	(1,468)

Increase (Decrease) in Cash and Cash Equivalents Before Effect of Exchange Rate Changes on Cash	312	351	(935)
Effect of exchange rate changes on cash	208	93	(63)

Increase (Decrease) in Cash and Cash Equivalents	520	444	(998)
Cash and Cash Equivalents at Beginning of Period	2,275	1,831	2,829

Cash and Cash Equivalents at End of Period	$2,795	2,275	$1,831

See accompanying Notes to the Consolidated Financial Statements.

Notes to the Consolidated Financial Statements

Note 1 — Significant Accounting Policies
(a) Description of Business: CA, Inc. and subsidiaries (the Company) develops, markets, delivers and licenses software products and services.

(b) Principles of Consolidation: The Consolidated Financial Statements include the accounts of the Company and its majority-owned and controlled subsidiaries. Investments in affiliates owned 50% or less are accounted for by the equity method. Intercompany balances and transactions have been eliminated in consolidation. Companies acquired during each reporting period are reflected in the results of the Company effective from their respective dates of acquisition through the end of the reporting period (refer to Note 2, “Acquisitions and Divestitures” in these Notes to the Consolidated Financial Statements for additional information).

(c) Divestiture: In November 2006, the Company sold its 70% equity interest in Benit Company (Benit) to the minority interest holder. As a result, Benit has been classified as a discontinued operation and its results of operations have been reclassified in the Consolidated Statements of Operations for the fiscal years ended March 31, 2007 and March 31, 2006. The assets and liabilities for Benit, as well as the cash flows were deemed immaterial for separate presentation as a discontinued operation in the Consolidated Balance Sheets and Consolidated Statements of Cash Flows. All related footnotes to the Consolidated Financial Statements have been adjusted to exclude the effect of the operating results of Benit. Refer to Note 2, “Acquisitions and Divestitures,” in these Notes to the Consolidated Financial Statements for additional information.

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

(e) Translation of Foreign Currencies: Foreign currency assets and liabilities of the Company’s international subsidiaries are translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing throughout the year. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as part of the foreign currency translation adjustment in Stockholders’ Equity. Gains and losses from foreign currency transactions are included in the “Other expenses (gains), net” line item in the Consolidated Statements of Operations in the period in which they occur. Net income includes exchange transaction gains (losses), net of taxes and the impact of derivatives of approximately $17 million, $0 million and $6 million in the fiscal years ended March 31, 2008, 2007 and 2006 respectively.

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

For license agreements signed prior to October 2000, once all four of the above noted revenue recognition criteria were met, software license fees were recognized as revenue generally when the software was delivered to the customer, or “up-front” (as the contracts did not include a right to unspecified future software products), and the maintenance fees were deferred and subsequently recognized as revenue over the term of the license. Under the Company’s current business model, a relatively small amount of the Company’s revenue from software licenses is recognized on an up-front or perpetual basis, subject to meeting the same revenue recognition criteria in accordance with SOP 97-2 as described above. Software fees from such licenses are recognized up-front and are reported in the “Software fees and other” line item in the Consolidated Statements of Operations. Maintenance fees from such licenses are recognized ratably over the term of the license and are recorded on the “Subscription and maintenance revenue” line item in the Consolidated Statements of Operations. License agreements with software fees that are recognized up-front do not include the right to receive unspecified future software products. However, in the event such license agreements are executed within close proximity or in contemplation of other license agreements that are signed under the Company’s subscription model with the same customer, the licenses together may be deemed a single multi-element agreement, and all such revenue is required to be recognized ratably and is recorded as “Subscription and maintenance revenue” in the Consolidated Statements of Operations.

Since the Company implemented its subscription model in October 2000, the Company’s practice with respect to newly acquired products with established vendor specific objective evidence (VSOE) of fair value has been to record revenue initially on the acquired company’s systems, generally under a perpetual or up-front model; and, starting within the first fiscal year after the acquisition, to enter new licenses for such products under its subscription model, following which revenue is recognized ratably and recorded as “Subscription and maintenance revenue.” In some instances, the Company sells newly developed and recently acquired products on a perpetual or up-front model. The software license fees from these contracts are presented as “Software fees and other.” Selling such licenses under an up-front model may result in higher total revenue in a reporting period than if such licenses were based on the Company’s subscription model and the associated revenue recognized ratably.

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

Revenue from sales to distributors, resellers, and value-added resellers commences when all four of the SOP 97-2 revenue recognition criteria noted above are met and when these entities sell the software product to their customers. This is commonly referred to as the sell-through method. Revenue from the sale of products to distributors, resellers and value-added resellers that incorporates the right for the end-users to receive certain unspecified future software products is recognized on a ratable basis.

In the second quarter of fiscal year 2008, the Company decided that certain channel or “commercial” products sold through tier two distributors will no longer be licensed with terms entitling the customer to receive unspecified future software products. As such, license revenue from these sales where the Company has established VSOE for maintenance is recognized on a perpetual or up-front basis using the residual method and is reflected as “Software fees and other,” with maintenance revenue being deferred and recognized ratably.

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

Subscription and Maintenance Revenue: Subscription and maintenance revenue is the amount of revenue recognized ratably during the reporting period from either: (i) subscription license agreements that were in effect during the period, which generally include maintenance that is bundled with and not separately identifiable from software usage fees or product sales, or (ii) maintenance agreements associated with providing customer technical support and access to software fixes and upgrades which are separately identifiable from software usage fees or product sales. Deferred revenue (billed or collected) is comprised of: (i) amounts received in advance of revenue recognition from the customer, (ii) amounts billed but not collected for which revenue has not yet been earned, and (iii) amounts received in advance of revenue recognition from financial institutions where the Company has transferred its interest in committed installments. Each of the categories is further differentiated by current or non-current classification depending on when the revenue is anticipated to be earned (i.e., within the next twelve months or subsequent to the next twelve months).

Software Fees and Other: Software fees and other revenue primarily consist of revenue that is recognized on an up-front basis. This includes revenue generated through transactions with distribution and original equipment manufacturer channel partners (sometimes referred to as our “indirect” or “channel” revenue) and certain revenue associated with new or acquired products sold on an up-front or perpetual basis. Also included is financing fee revenue, which results from the discounting of product sales recognized on a perpetual or up-front basis with extended payment terms to present value. Revenue recognized on an up-front or perpetual basis results in higher revenue for the period than if the same revenue had been recognized ratably under our subscription model.

(g) Sales Commissions: Sales commissions are recognized in the period the commissions are earned by employees, which is typically upon the signing of the contract. The Company accrues for sales commissions based on, among other things, estimates of how the sales personnel will perform against specified annual sales quotas. These estimates involve assumptions regarding the Company’s projected new product sales and billings. All of these assumptions reflect the Company’s best estimates, but these items involve uncertainties, and as a result, if other assumptions had been used in the period, sales commission expense could have been affected for that period. Under the Company’s current sales compensation model, during periods of high growth and sales of new products relative to revenue in that period, the amount of sales commission expense attributable to the license agreement would be recognized fully in the year and could negatively impact income and earnings per share in that period.

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

We currently maintain several stock-based compensation plans. We use the Black-Scholes option-pricing model to compute the estimated fair value of certain stock-based awards. The Black-Scholes model includes assumptions regarding dividend yields, expected volatility, expected lives, and risk-free interest rates. These assumptions reflect our best estimates, but these items involve uncertainties based on market and other conditions outside of our control. As a result, if other assumptions had been used, stock-based compensation expense could have been materially affected. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially affected in future years.

As described in Note 10, “Stock Plans,” in these Notes to the Consolidated Financial Statements, performance share units (PSUs) are awards under the long-term incentive programs for senior executives where the number of shares or restricted shares, as applicable, ultimately received by the employee depends on Company performance measured against specified targets and will be determined after a three-year or one-year period as applicable. The fair value of each award is estimated on the date that the performance targets are established based on the fair value of our stock and our estimate of the level of achievement of our performance targets. We are required to recalculate the fair value of issued PSUs each reporting period until the underlying shares are granted. The adjustment is based on the quoted market price of our stock on the reporting period date. Each quarter, we compare the actual performance we expect to achieve with the performance targets.

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

For the fiscal years ended March 31, 2008, 2007 and 2006, approximately 13 million, 15 million and 11 million restricted stock awards and options to purchase common stock, respectively, were excluded from the calculation, as their effect on earnings per share was anti-dilutive during the respective periods.

	YEAR ENDED MARCH 31,
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)	2008	2007	2006

Income from continuing operations, net of taxes	$500	$121	$160
Interest expense associated with the 1.625% Convertible Senior
Notes, net of tax	5	5	5

Numerator in calculation of diluted income per share	$505	$126	$165

Weighted average shares outstanding and common share equivalents

Weighted average common shares outstanding	514	544	581
Weighted average shares upon assumed conversion of 1.625% Convertible Senior Notes	23	23	23
Weighted average awards outstanding	4	2	3

Denominator in calculation of diluted income per share	541	569	607

Diluted income per share from continuing operations	$0.93	$0.22	$0.27

(j) Comprehensive Income: Comprehensive income includes net income, foreign currency translation adjustments and unrealized gains (losses), net of taxes on the Company’s available-for-sale securities. As of March 31, 2008 and 2007, accumulated other comprehensive loss included foreign currency translation losses of approximately $101 million and $98 million, respectively. Accumulated other comprehensive loss also includes an unrealized gain on equity securities, net of tax, of less than $1 million for the fiscal year ended March 31, 2008 and an unrealized gain on equity securities, net of tax, of $2 million for the fiscal year ended March 31, 2007. The components of comprehensive income, net of applicable tax, for the fiscal years ended March 31, 2008, 2007 and 2006 are included within the Consolidated Statements of Stockholders’ Equity.

(k) Fair Value of Financial Instruments: The carrying value of financial instruments classified as current assets and current liabilities, such as cash and cash equivalents, accounts payable, accrued expenses, and short-term debt, approximate fair value due to the short-term maturity of the instruments. The fair values of marketable securities, derivatives and long-term debt, including current maturities, have been based on quoted market prices. Refer to Note 4, “Marketable Securities,” and Note 7, “Debt” in these Notes to the Consolidated Financial Statements for additional information.

(l) Concentration of Credit Risk: Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of marketable securities, derivatives and accounts receivable. Amounts included in accounts receivable expected to be collected from customers, as disclosed in Note 6, “Trade and Installment Accounts Receivable,” have limited exposure to concentration of credit risk due to the diverse customer base and geographic areas covered by operations. Unbilled amounts due under our prior business model that are expected to be collected from customers include one large IT outsourcer with a license arrangement that extends through fiscal year 2012 with a net unbilled receivable balance of approximately $324 million.

(m) Cash, Cash Equivalents and Marketable Securities: All financial instruments purchased with a maturity of three months or less are considered cash equivalents. The Company has determined that all of its investment securities should be classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in the Stockholders’ Equity section of the balance sheet under the caption “Accumulated Other Comprehensive Loss.” The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in the “Interest expense, net” line item in the Consolidated Statements of Operations. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in the “General, and administrative” line item in the Consolidated Statements of Operations. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in the “Interest expense, net” line item in the Consolidated Statements of Operations.

(n) Restricted Cash: The Company’s insurance subsidiary requires a minimum restricted cash balance of $50 million. In addition, the Company has other restricted cash balances, including cash collateral for letters of credit. The total amount of restricted cash as of March 31, 2008 and 2007 was approximately $62 million and $61 million, respectively, and is included in the “Other noncurrent assets” line item on the Consolidated Balance Sheets.

(o) Long-Lived Assets

Property and Equipment: Land, buildings, equipment, furniture, and improvements are stated at cost. Depreciation and amortization are provided over the estimated useful lives of the assets by the straight-line method. Building and improvements are estimated to have 5- to 40-year lives, and the remaining property and equipment are estimated to have 3- to 7-year lives.

A summary of property and equipment is as follows:

	MARCH 31,
(DOLLARS IN MILLIONS)	2008	2007

Land and buildings	$256	$233
Equipment, furniture, and improvements	1,236	1,158

	1,492	1,391
Accumulated depreciation and amortization	(996)	(922)

Net property and equipment	$496	$469

Depreciation expense for the fiscal years ended March 31, 2008, 2007, and 2006 was approximately $91 million, $92 million, and $83 million, respectively.

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

Capitalized Software Costs and Other Identified Intangible Assets: Capitalized software costs include the fair value of rights to market software products acquired in purchase business combinations. In allocating the purchase price to the assets acquired in a purchase business combination, the Company allocates a portion of the purchase price equal to the fair value at the acquisition date of the rights to market the software products of the acquired company.

In accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” internally generated software development costs associated with new products and significant enhancements to existing software products are expensed as incurred until technological feasibility has been established. Internally generated software development costs of approximately $112 million, $85 million, and $84 million were capitalized during fiscal years 2008, 2007, and 2006, respectively. The Company recorded amortization of approximately $57 million, $54 million, and $48 million for the fiscal years ended March 31, 2008, 2007, and 2006, respectively, which was included in the “Amortization of capitalized software costs” line item in the Consolidated Statements of Operations. Unamortized, internally generated software development costs included in the “Other noncurrent assets” line item on the Consolidated Balance Sheets as of March 31, 2008 and 2007 were approximately $276 million and $226 million, respectively. Annual amortization of capitalized software costs is the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life of the software product, generally estimated to be five years from the date the product became available for general release to customers. The Company amortized capitalized software costs using the straight-line method in fiscal years 2008, 2007, and 2006, as anticipated future revenue is projected to increase for several years considering the Company is continuously integrating current software technology into new software products.

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

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” certain identified intangible assets with indefinite lives are not subject to amortization. The Company reviews its long lived assets and certain identifiable intangible assets with indefinite lives for impairment annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. During the first quarter of fiscal year 2008 and the fourth quarter of fiscal year 2007, the Company recorded impairment charges of approximately $0.5 million and $12 million, respectively, relating to a certain identifiable intangible assets that were acquired in conjunction with prior year acquisitions and not subject to amortization. For fiscal years 2008 and 2007, the impairment charges was reported in the “Restructuring and other” line item in the Consolidated Statements of Operations. The balance of these identified intangible assets with indefinite lives was $14 million as of March 31, 2008 and 2007.

The Company amortizes all other identified intangible assets over their remaining economic lives, estimated to be between three and twelve years from the date of acquisition. The Company recorded amortization of other identified intangible assets of approximately $66 million, $57 million and $51 million in fiscal 2008, 2007 and 2006, respectively. The net carrying value of other identified intangible assets as of March 31, 2008 and 2007 was approximately $285 million and $348 million, respectively, and was included in the “Other noncurrent assets” line item on the Consolidated Balance Sheets.

The gross carrying amounts and accumulated amortization for identified intangible assets are as follows:

	AS OF MARCH 31, 2008
	GROSS	ACCUMULATED	NET
(IN MILLIONS)	ASSETS	AMORTIZATION	ASSETS
Capitalized software:
Purchased	$4,833	$4,662	$171
Internally developed	742	466	276
Other identified intangible assets subject to amortization	660	389	271
Other identified intangible assets not subject to amortization	14	—	14

Total	$6,249	$5,517	$732

	AS OF MARCH 31, 2007
	GROSS	ACCUMULATED	NET
(IN MILLIONS)	ASSETS	AMORTIZATION	ASSETS
Capitalized software:
Purchased	$4,803	$4,600	$203
Internally developed	639	413	226
Other identified intangible assets subject to amortization	657	323	334
Other identified intangible assets not subject to amortization	14	—	14

Total	$6,113	$5,336	$777

Based on the identified intangible assets recorded through March 31, 2008, the annual amortization expense over the next five fiscal years is expected to be as follows:

	YEAR ENDED MARCH 31,
(IN MILLIONS)	2009	2010	2011	2012	2013
Capitalized software:
Purchased	$54	$42	$31	$20	$13
Internally developed	72	69	59	43	28
Other identified intangible assets subject to amortization	53	52	51	31	25

Total	$179	$163	$141	$94	$66

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

Goodwill: Goodwill represents the excess of the aggregate purchase price over the fair value of the net tangible and identifiable intangible assets and in-process research and development acquired by the Company in a purchase business combination. Goodwill is not amortized into results of operations but instead is reviewed for impairment. During the fourth quarter of fiscal year 2008, the Company performed its annual impairment review of goodwill and concluded that there was no impairment in fiscal year 2008. Similar impairment reviews were performed during the fourth quarter of fiscal years 2007 and 2006. The Company concluded that there was no impairment to be recorded in those fiscal years.

The carrying value of goodwill was approximately $5.35 billion as of March 31, 2008 and March 31, 2007. During fiscal year 2008, goodwill increased by approximately $12 million as a result of fiscal year 2008 acquisitions, which was partially offset by approximately $6 million of goodwill adjustments for prior year acquisitions.

The carrying value of goodwill was approximately $5.35 billion and $5.31 billion as of March 31, 2007 and March 31, 2006, respectively. During fiscal year 2007, goodwill increased by approximately $121 million as a result of fiscal year 2007 acquisitions, which was partially offset by approximately $53 million of goodwill adjustments for prior year acquisitions. The goodwill adjustments for the fiscal year 2007 primarily consisted of an approximate $20 million favorable resolution to certain foreign tax credits that were acquired and fully reserved for that resulted from the conclusion of an Internal Revenue Service audit and approximately $19 million related to other adjustments to deferred tax assets and liabilities associated with acquired businesses from prior periods. Goodwill was also reduced by approximately $31 million due to the divesture of Benit. Refer to Note 2, “Acquisitions and Divestitures,” in these Notes to the Consolidated Financial Statements for additional information relating to the Company’s sale of Benit.

(p) Income Taxes: When the Company prepares its consolidated financial statements, the Company estimates its income taxes in each jurisdiction in which we operate. On April 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). Among other things FIN 48 prescribes a “more-likely-than-not” threshold for the recognition and derecognition of tax positions, provides guidance on the accounting for interest and penalties relating to tax positions and requires that the cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings or other appropriate components of equity or net assets in the statement of financial position.

SFAS No. 109, “Accounting for Income Taxes,” requires the Company to estimate its actual current tax liability in each jurisdiction; estimate differences resulting from differing treatment of items for financial statement purposes versus tax return purposes (known as “temporary differences”), which result in deferred tax assets and liabilities; and assess the likelihood that the Company’s deferred tax assets and net operating losses will be recovered from future taxable income. If the Company believes that recovery is not likely, it establishes a valuation allowance. Realization of these deferred tax assets assumes that the Company will be able to generate sufficient future taxable income so that these assets will be realized. The factors that the Company considers in assessing the likelihood of realization include the forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets.

(q) Derivative Financial Instruments: Derivatives are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). Periodically, as part of the Company’s on-going risk management program, the Company enters into derivative contracts with the intent of mitigating a certain portion of the Company’s operating exposures, which could include its exposure to foreign currency denominated monetary assets and liabilities and forecasted transactions. During the fiscal years ended March 31, 2008 and 2007, the Company did not designate these as hedges under SFAS No. 133. Accordingly, all outstanding derivatives are recognized on the balance sheet at fair value and unrealized or realized changes in fair value from these contracts are recorded as “Other expenses (gains), net” in the Consolidated Statements of Operations.

As of March 31, 2008, the Company had no outstanding derivative contracts in place. The Company recognized a loss of approximately $6 million, associated with derivative contracts that were closed, as of March 31, 2008 and settled in April 2008. For all derivative contracts that were entered into during fiscal year 2008, the Company recognized a loss of approximately $14 million. These results are included in the “Other expenses (gains), net” line item of the Consolidated Statement of Operations for the fiscal year ended March 31, 2008. In April and May 2008, the Company entered into similar derivative contracts as those entered during the fiscal year 2008 relating to the Company’s operating exposures.

As of March 31, 2007, the Company had derivative contracts outstanding with a notional value of 75 million euros. The derivative contracts that were entered into during fiscal 2007 resulted in a loss of approximately $3 million, of which approximately $1 million related to unrealized losses on outstanding derivative contracts as of March 31, 2007. These results are included in the “Other expenses (gains), net” line item of the Consolidated Statement of Operations for the fiscal year ended March 31, 2007. The derivatives outstanding at the end of March 31, 2007 matured and were settled in April 2007.

(r) Stock Repurchases: In November 2007, the Company concluded its previously announced $500 million Accelerated Share Repurchase program with a third-party financial institution. In June 2007, the Company paid $500 million to repurchase shares of its common stock and received approximately 16.9 million shares at inception. Based on the terms of the agreement between the Company and the third-party financial institution, the Company received approximately 3.0 million additional shares of its common stock at the conclusion of the program in November 2007 at no additional cost. The average price paid under the Accelerated Share Repurchase program was $25.13 per share and total shares repurchased was approximately 19.9 million. The $500 million payment under the Accelerated Share Repurchase program is included in the cash flows used in financing activities section in the Company’s Consolidated Statement of Cash Flows for the year ended March 31, 2008 and is recorded as treasury stock in the Stockholders’ Equity section of the Consolidated Balance Sheet.

During fiscal year 2007, the Company repurchased approximately 10 million shares of its common stock for approximately $225 million prior to August 15, 2006 as part of the Company’s previously authorized $600 million common stock repurchase plan. On August 15, 2006, the Company announced the commencement of a tender offer to purchase outstanding shares of the Company’s common stock, at a price not less than $22.50 and not greater than $24.50 per share. This tender offer represented the initial phase of the up to $2 billion stock repurchase plan that the Company announced in June 2006, which replaced the prior $600 million common stock repurchase plan. In the tender offer, the Company offered to purchase for cash up to approximately 41 million shares of its common stock, par value $0.10 per share, including the Associated Rights to Purchase Series One Junior Participating Preferred Stock, Class A at a per share purchase price of not less than $22.50 nor greater than $24.50, net to the seller in cash, without interest. The tender offer also allowed the Company the right to purchase up to approximately 11 million additional shares without amending or extending the offer.

On September 14, 2006, the expiration date of the tender offer, the Company purchased approximately 41 million shares at a purchase price of $24.00 per share, for a total price of approximately $989 million, which excludes bank, legal and other associated charges of approximately $2 million. Upon completion of the tender offer, the Company retired all the shares that were purchased, which resulted in a reduction of the common stock issued and outstanding as reflected in the Company’s stockholders’ equity on the Consolidated Balance Sheet as of March 31, 2007. A total of $750 million was drawn down from the Company’s revolving credit facility (the 2004 Revolving Credit Facility) in September 2006 in order to finance a portion of the tender offer. The Company’s borrowing rate as of March 31, 2008 was 3.83%. The maximum committed amount available under the 2008 Revolving Credit Facility is $1 billion, exclusive of incremental credit increases of up to an additional $250 million which are available subject to certain conditions and the agreement of the Company’s lenders. Total interest expense relating to the borrowing for the fiscal year 2008 and 2007 was approximately $44 million and $25 million, respectively.

(s) Reclassifications: Certain prior year balances have been reclassified to conform to the current period’s presentation.

Statement of Operations: Effective with the filing of this fiscal year 2008 10-K Report, the Company revised its Consolidated Statement of Operations in order to provide further clarity into its financial results. The Company has modified its financial statements to identify certain costs of sales on the Consolidated Statement of Operations. The Company continues to report “Amortization of capitalized software costs” and “Cost of professional services” as separate line items on the Consolidated Statements of Operations and has now added a new line item entitled “Costs of licensing and maintenance.” Costs of licensing and maintenance includes technical support costs (previously reported as part of “Product development and enhancements”), royalties (previously reported as part of “Commissions, royalties and bonuses”), and other manufacturing and distribution costs (previously included within “Selling, general, and administrative”). The Company has also modified its financial statements by separating “Selling and marketing” costs from “Selling, general and administrative” costs and “Commissions, royalties and bonuses” costs. The remaining unallocated amounts previously reported under “Selling, general and administrative” and “Commissions, royalties and bonuses” have been included with “General and administrative” expenses. To maintain consistency and comparability, the Company reclassified prior-year amounts to conform to the current-year Consolidated Statement of Operations presentation. These expense reclassifications had no effect on previously reported total expenses or total revenue.

The following table summarizes the expense section of the Company’s Consolidated Statements of Operations for the reported prior periods indicated, giving effect to the reclassifications described above.

	YEAR ENDED		YEAR ENDED
	MARCH 31, 2007		MARCH 31, 2006
	PREVIOUSLY		PREVIOUSLY
(IN MILLIONS)	REPORTED[1]	REVISED	REPORTED[1]	REVISED
Cost of professional services	$326	$326	$263	$263
Cost of licensing and maintenance	—	244	—	236
Amortization of capitalized software costs	354	354	449	449
Selling and marketing	—	1,269	—	1,327
Selling, general and administrative	1,653	—	1,578	—
General and administrative	—	646	—	547
Product development and enhancements	712	544	697	559
Commissions, royalties and bonuses	338	—	394	—
Depreciation and amortization of other intangible assets	148	148	134	134
Other expenses (gains), net	(13)	(13)	(15)	(15)
Restructuring and other	201	201	88	88
Charge for in-process research and development costs	10	10	18	18

Total expenses before interest and taxes	$3,729	$3,729	$3,606	$3,606

1	As reported in the Company’s Annual Report on Form 10-K for the period ended March 31, 2007.

Balance Sheet: During the fourth quarter of fiscal year 2008, the Company changed its method of accounting for unearned revenue on billed and uncollected amounts due from customers from a “net method” of presentation to a “gross method” of presentation. Under the gross method, unearned revenue on billed but uncollected installments is reported as deferred revenue in the liability section of the balance sheet, while under the net method, unearned revenue on billed but uncollected installments is reflected as a contra-asset and netted against the accounts receivable balances. The Company believes the gross method is preferable because it reflects the future committed cash flows expected to be collected from trade and installment accounts receivable, and separately records a liability for revenue to be earned on amounts billed in advance of revenue recognition. The Company also believes this method is preferable since the customer is typically in receipt of a significant portion of the value to be delivered under the contract upon execution of the license agreements. The change from the net method to the gross method has been applied retrospectively. As a result of this change, “Trade and installment accounts receivable, net” current and noncurrent for the year ended March 31, 2007 increased by approximately $612 million and $3 million, respectively, with “Total deferred revenue billed (collected)” increasing by the same amounts. This change in accounting did not affect the Consolidated Statements of Operations or total Cash Flows from Operations for the periods presented. The components of “Deferred revenue (billed or collected)” as of March 31, 2008 and 2007 are as follows:

	YEAR ENDED MARCH 31,
		PREVIOUSLY
		REPORTED	REVISED
(IN MILLIONS)	2008	2007[3]	2007
Current:
Subscription	$2,271	$1,753	$1,985
Maintenance	184	154	198
Professional services[1]	166	—	137
Financing obligations	43	63	63

Total deferred revenue (billed or collected) — current	2,664	1,970	2,383

Noncurrent:
Subscription	1,001	495	834
Professional services[2]	22	—	20
Financing obligations	13	39	39

Total deferred revenue (billed or collected) — noncurrent	1,036	534	893

Total deferred revenue (billed or collected)	$3,700	$2,504	$3,276

1	Deferred Professional services revenue amounts were previously included in “Accrued expenses and other current liabilities.”

2	Deferred Professional services revenue noncurrent amounts were previously included in “Other noncurrent liabilities.”

3	As reported in the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2007.

Approximately $18 million of deferred tax assets that were reported as “Deferred income taxes — noncurrent” as of March 31, 2007 have been reclassified to “Deferred income taxes — current” on the Consolidated Balance Sheets to conform to the March 31, 2008 presentation.

(t) Corrections of Prior Period Errors: During the third quarter of fiscal year 2008, the Company determined that “Federal, state and foreign income taxes payable — current” and “Deferred income taxes — current” were each overstated by approximately $32 million, principally related to errors in preparing the year-end estimated tax provisions for North America. The March 31, 2007 Consolidated Balance Sheet presented in this Form 10-K has been adjusted to reflect the correction of this error. The impact of this correction is not considered material to the March 31, 2007 financial statements and does not affect the previously reported Consolidated Statements of Operations or total Cash Flows from Operations.

In the fourth quarter of fiscal year 2008, the Company identified approximately $36 million of tax-related errors from periods prior to fiscal year 2006. Accordingly, the Consolidated Balance Sheet for March 31, 2007 presented in this Form 10-K has been adjusted to reduce “Deferred income taxes” in the noncurrent assets section of the balance sheet by $26 million and increase “Federal, state and foreign income taxes payable” by $10 million to reflect the correction of these errors, with a corresponding $36 million reduction recorded as a reduction to “Retained earnings.” The Company also recorded an adjustment to “Retained earnings” as of March 31, 2005 in the Consolidated Statements of Stockholders’ Equity. The correction of these errors does not impact the Consolidated Statements of Operations or the Statements of Cash Flows contained in this Form 10-K and these corrections were not considered material to prior period financial statements.

(u) Statements of Cash Flows: Interest payments for the fiscal years ended March 31, 2008, 2007 and 2006 were approximately $133 million, $112 million and $114 million, respectively. Income taxes paid for these fiscal years were approximately $374 million, $296 million and $207 million, respectively.

Note 2 — Acquisitions and Divestitures
Acquisitions
Acquisitions are accounted for as purchases and, accordingly, their results of operations have been included in the Consolidated Financial Statements since the dates of their acquisitions. The purchase price for the Company’s acquisitions is allocated to the assets acquired and liabilities assumed from the acquired entity. These allocations are based upon estimates which may be revised within one year of the date of acquisition as additional information becomes available. The Company’s acquisitions during fiscal year 2008 were considered immaterial compared with the results of the Company’s operations and therefore purchase accounting information and pro-forma disclosure are not presented.

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

The acquisitions of Cybermation, MDY, XOsoft and Cendura were accounted for as purchases and accordingly, their results of operations have been included in the Consolidated Financial Statements since the dates of their acquisitions. The Company recorded a charge of approximately $10 million for in-process research and development costs associated with the acquisition of XOsoft during the second quarter of fiscal year 2007. Total goodwill recognized in these transactions amounted to approximately $117 million, which includes a downward adjustment recorded in fiscal year

2008 of approximately $4 million. The downward adjustment was due to the recognition of deferred tax assets associated with acquired net operating losses. The allocation of a significant portion of the purchase price to goodwill was predominantly due to the relatively short lives of the developed technology assets, whereby a substantial amount of the purchase price was based on anticipated earnings beyond the estimated lives of the intangible assets. The acquisitions completed in fiscal year 2007 were considered immaterial, both individually and in the aggregate, and therefore pro-forma information for both fiscal years 2007 and 2006 was not presented.

During fiscal year 2008 and 2007, the Company paid approximately $9 million and $38 million, respectively, in remaining holdback payments related to prior period acquisitions.

Accrued acquisition-related costs and changes in these accruals, including additions related to both the current year and prior year acquisitions were as follows:

	DUPLICATE
	FACILITIES AND	EMPLOYEE
(IN MILLIONS)	OTHER COSTS	COSTS

March 31, 2006	60	14
Additions	1	3
Settlements	(12)	(10)
Adjustments	(22)	(1)

Balance as of March 31, 2007	27	6

Additions	—	1
Settlements	(5)	(3)
Adjustments	(13)	—

Balance as of March 31, 2008	$9	4

The liabilities for duplicate facilities and other costs relate to operating leases, which are actively being renegotiated and expire at various times through 2010, negotiated buyouts of the operating lease commitments, and other contractual liabilities. The liabilities for employee costs primarily relate to involuntary termination benefits. Adjustments to the corresponding liability and related goodwill accounts are recorded when obligations are settled at amounts less than those originally estimated. Adjustments for fiscal year 2008 primarily consisted of reductions to obligations from prior period acquisitions of approximately $12 million that were settled for amounts less than originally estimated and are recorded as a reduction in general and administrative expenses. Adjustments for fiscal year 2007 primarily consisted of a $20 million favorable resolution to certain foreign tax credits that were acquired and fully reserved that resulted from the conclusion of an Internal Revenue Service audit and recorded as adjustments to Goodwill in accordance with SFAS No. 141, “Business Combinations.” The remaining liability balances are included in the “Accrued expenses and other current liabilities” line item on the Consolidated Balance Sheets.

Discontinued Operations
In fiscal year 2007, the Company sold its 70% interest in Benit for approximately $3 million. The 70% interest sold represented all of the Company’s outstanding equity interest in Benit. As a result of the sale, the Company realized a loss of approximately $2 million, net of taxes, in the third quarter of fiscal year 2007. Included in the loss is the recognition of the cumulative foreign currency translation amount related to Benit of approximately $10 million which was previously included in “Accumulated other comprehensive loss.” The book value of the net assets disposed of was approximately $16 million, which included goodwill of approximately $31 million, and was not considered material to the March 31, 2006 Consolidated Balance Sheet. The assets and liabilities for Benit, as well as the cash flows were deemed immaterial for separate presentation as a discontinued operation in the Consolidated Balance Sheets and Consolidated Statements of Cash Flows. Benit offered a wide range of corporate solution services, such as IT outsourcing, business integration services, enterprise solutions and IT service management in Korea. The sale was part of the Company’s fiscal year 2007 cost reduction and restructuring plan (the fiscal 2007 plan), which included an estimated headcount reduction of 300 positions associated with consolidated subsidiaries considered to be joint ventures. The sale of Benit resulted in a headcount reduction of approximately 250 positions. Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has separately presented the results of Benit as a discontinued operation, including the loss on the sale on the Consolidated Statement of Operations.

The operating results of Benit are summarized as follows:

	YEAR ENDED MARCH 31,
(IN MILLIONS)	2007	2006

Subscription and maintenance revenue	$11	$16
Software fees and other	3	2
Professional services	7	6

Total revenue	$21	$24

Loss from sale of discontinued operation, net of taxes	$(2)	$—
Loss from discontinued operation, net of taxes	$(1)	$(4)

In fiscal year 2006, the Company sold its wholly-owned subsidiary MultiGen-Paradigm, Inc. (MultiGen) to Parallax Capital Partners. MultiGen was a provider of real-time, end-to-end 3D solutions for visualizations, simulations and training applications used for both civilian and government purposes. The sale price was approximately $6 million, which includes reimbursement for certain employee-related costs. The purchase price was received in the form of an interest bearing note, which was paid in full during the first quarter of fiscal year 2008. Prior to the sale, MultiGen had revenues of approximately $9 million for fiscal year 2006. As a result of the sale in fiscal year 2006, the Company recorded an approximate $3 million gain, net of a tax benefit of approximately $10 million and separately presented the gain on the disposal of MultiGen as a discontinued operation for the period. The impact of MultiGen’s results on prior periods was not considered material.

Other
In fiscal year 2006, the Company acquired certain assets and liabilities of Control F-1 Corporation (Control F-1) for a total purchase price of approximately $14 million. Control F-1 was a privately held provider of support automation solutions that automatically prevent, detect, and repair end-user computer problems before they disrupt critical IT services.

In fiscal year 2006, the Company announced an agreement with Garnett & Helfrich Capital, a private equity firm, to create an independent corporate entity, Ingres Corporation (Ingres). As part of the agreement, the Company contributed intellectual property, support contracts, the services of certain employees and other assets used exclusively in the business of the intellectual property contributed. The contributions from the Company and Garnett & Helfrich Capital, L.P. formed Ingres. The Company has a 25% ownership interest in the newly formed entity, in which the Company received an equity stake of $15 million. As a result of the transaction, the Company recorded a non-cash pre-tax gain of approximately $7 million due to the value of assets that were contributed during the formation of Ingres in accordance with Emerging Issues Task Force (EITF) Issue No. 01-2 Interpretations of APB Opinion No. 29. The gain was recorded as “Other expenses (gains), net” in the Consolidated Statements of Operations. As of March 31, 2007, the net book value of the investment in Ingres was reduced to $0, as a result of reported losses by Ingres subsequent to its formation, which were recorded under the equity method of accounting.

Note 3 — Restructuring and Other
Restructuring
Fiscal 2007 Plan: In August 2006, the Company announced the fiscal 2007 plan to significantly improve the Company’s expense structure and increase its competitiveness. The fiscal 2007 plan’s objectives included a workforce reduction, global facilities consolidations and other cost reduction initiatives. The total cost of the fiscal 2007 plan was initially expected to be approximately $200 million.

In April 2008, the Company announced additional cost reduction and restructuring actions relating to the fiscal 2007 plan. The objectives were expanded to include additional workforce reductions, global facilities consolidations and other cost reduction initiatives with expected additional cost of $75 million to $100 million, bringing the total pre-tax restructuring charges for the fiscal 2007 plan to $275 million to $300 million. Through March 31, 2008, the Company has incurred approximately $244 million in expenses under the fiscal 2007 plan, comprised of approximately $97 million and $147 million in fiscal years 2008 and 2007, respectively.

Severance: The Company currently estimates a reduction in workforce of approximately 2,800 individuals under the fiscal 2007 plan, including approximately 300 positions from the divestitures of consolidated majority-owned subsidiaries considered joint ventures during the fiscal year ended March 31, 2007. The termination benefits the Company has offered in connection with this workforce reduction are substantially the same as the benefits the Company has provided historically for non-performance-based workforce reductions, and in certain countries have been provided based upon prior experiences with the restructuring plan announced in July 2005 (the fiscal 2006 plan) as described below. These costs have been recognized in accordance with SFAS No. 112, “Employers Accounting for Post Employment Benefits, an Amendment of FASB Statements No. 5 and 43” (SFAS No. 112). Enhancements to termination benefits which exceed past practice, will be recognized as incurred in accordance with SFAS No. 146 “Accounting for Costs Associated With Exit or Disposal Activities” (SFAS No. 146). The Company incurred approximately $71 million and $124 million of severance costs for the fiscal years ended March 31, 2008 and March 31, 2007, respectively. These charges relate to a total of approximately 1,000 individuals in fiscal year 2008 and approximately 1,400 individuals in fiscal year 2007. The Company anticipates total severance for the fiscal 2007 plan will cost approximately $200 million to $215 million, the remainder of which the Company expects to recognize in the fiscal year ending March 31, 2009. Final payment of these amounts is dependent upon settlement with the works councils in certain international locations. The plans associated with the balance of the reductions in workforce are still being finalized and the associated charges will be recorded once the actions are approved by management.

Facilities Abandonment: The Company recorded the costs associated with lease termination or abandonment when the Company ceased to utilize the leased property. Under SFAS No. 146, the liability associated with lease termination or abandonment is measured as the present value of the total remaining lease costs and associated operating costs, less probable sublease income. The Company accretes its obligations related to facilities abandonment to the then-present value and, accordingly, recognizes accretion expense as a restructuring expense in future periods. The Company incurred approximately $26 million and $23 million of charges related to abandoned properties during the fiscal years ended March 31, 2008 and March 31, 2007, respectively. The Company anticipates the facilities abandonment portion of the fiscal 2007 plan will cost approximately $75 million to $85 million, the remainder of which the Company expects to recognize in the fiscal year ending March 31, 2009.

Accrued restructuring costs and changes in the accruals for fiscal years 2008 and 2007 associated with the fiscal 2007 plan were as follows:

		FACILITIES
(IN MILLIONS)	SEVERANCE	ABANDONMENT

Additions	$124	$23
Payments	(37)	(6)

Accrued balance as of March 31, 2007	$87	$17
Additions	71	26
Payments	(65)	(16)

Accrued balance as of March 31, 2008	$93	$27

The liability balance for the severance portion of the remaining reserve is included in the “Salaries, wages and commissions” line on the Consolidated Balance Sheets. The liability for the facilities portion of the remaining reserve is included in the “Accrued expenses and other current liabilities” line item on the Consolidated Balance Sheets. The costs are included in the “Restructuring and other” line item on the Consolidated Statements of Operations for the fiscal years ended March 31, 2008 and March 31, 2007.

Fiscal 2006 Plan: In July 2005, the Company announced the fiscal 2006 plan to increase efficiency and productivity and to more closely align its investments with strategic growth opportunities. The Company accounted for the individual components of the restructuring plan as follows:

Severance: The fiscal 2006 plan included a workforce reduction of approximately five percent, or 800 positions, worldwide. The termination benefits the Company offered in connection with this workforce reduction were substantially the same as the benefits the Company has provided historically for non-performance-based workforce reductions, and in certain countries have been provided based upon statutory minimum requirements. The employee termination obligations incurred in connection with the fiscal 2006 plan were accounted for in accordance with SFAS No. 112. In certain countries, the Company elected to provide termination benefits in excess of legal requirements subsequent to the initial implementation of the plan. These additional costs have been recognized as incurred in accordance with SFAS No. 146. The Company reduced the accrual for severance related costs by approximately $1 million for the fiscal year ended March 31, 2008 due to revised estimates, and incurred approximately $22 million of severance costs for the fiscal year ended March 31, 2007. The Company has recognized substantially all of the severance related costs associated with the fiscal 2006 plan. Final payment of these amounts is dependent upon settlement with the works councils in certain international locations.

Facilities Abandonment: The Company recorded the costs associated with lease termination or abandonment when the Company ceased to utilize the leased property. Under SFAS No. 146, the liability associated with lease termination and/or abandonment is measured as the present value of the total remaining lease costs and associated operating costs, less probable sublease income. The Company accretes its obligations related to facilities abandonment to the then-present value and, accordingly, recognizes accretion expense as a restructuring expense in future periods. The Company incurred approximately $3 million in costs for the fiscal year ended March 31, 2008 and reduced the accrual for facilities abandonment related costs by approximately $3 million for the fiscal year ended March 31, 2007 due to revised estimates for sublease income on certain properties. The Company has recognized substantially all of the facilities abandonment costs associated with the fiscal 2006 plan.

Accrued restructuring costs and changes in the accruals for fiscal years 2007 and 2008 associated with the fiscal 2006 plan were as follows:

		FACILITIES
(IN MILLIONS)	SEVERANCE	ABANDONMENT

Accrued balance as of March 31, 2006	$18	$27
Additions (reductions)	22	(3)
Payments	(34)	(10)

Accrued balance as of March 31, 2007	6	14
(Reductions) additions	(1)	3
Payments	(4)	(7)

Accrued balance as of March 31, 2008	$1	$10

The liability balance for the severance portion of the remaining reserve is included in the “Salaries, wages and commissions” line on the Consolidated Balance Sheets for the respective periods. The liability for the facilities abandonment portion of the remaining reserve is included in the “Accrued expenses and other current liabilities” line item on the Consolidated Balance Sheets.

Other
During the fiscal years ended March 31, 2008 and 2007, the Company incurred approximately $12 million and $15 million, respectively, in legal fees in connection with matters under review by the Special Litigation Committee, composed of independent members of the Board of Directors (refer to Note 8, “Commitments and Contingencies” in these Notes to the Consolidated Financial Statements for additional information). Additionally, during fiscal 2008 and fiscal 2007, the Company recorded impairment charges of approximately $6 million and $4 million, respectively, for software that was capitalized for internal use but was determined to be impaired for future periods. The Company also incurred an impairment charge of approximately $12 million in fiscal year 2007, relating to certain separately identifiable intangible assets acquired in conjunction with a prior year acquisition that were not subject to amortization. During fiscal year 2008, the Company incurred an approximate $4 million expense related to a loss on the sale of an investment in marketable securities associated with the closure of an international location. During fiscal year 2007, the Company incurred an approximate $4 million expense in connection with the Company’s Deferred Prosecution Agreement entered into with the United States Attorney’s Office for the Eastern District of New York.

Note 4 — Marketable Securities
The following is a summary of marketable securities classified as available-for-sale:

	YEAR ENDED MARCH 31,
(IN MILLIONS)	2008	2007

Debt/Equity Securities:
Cost	$1	$2
Gross unrealized gains	—	3

Estimated fair value	$1	$5

There were no marketable securities that were considered restricted as of March 31, 2008 and March 31, 2007.

The Company realized net gains on sales of marketable securities of less than $1 million for the fiscal year ended March 31, 2008. For the fiscal years ended March 31, 2007 and 2006, the Company realized net gains on sales of marketable securities of approximately $13 million and $2 million, respectively.

The estimated fair value of debt and equity securities is based upon published closing prices of those securities as of March 31, 2008 and March 31, 2007. For debt securities, amortized cost is classified by contractual maturity. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

In September 2006, the Company sold an investment in marketable securities and received net cash proceeds of approximately $32 million. The transaction resulted in a gain of approximately $14 million, which has been recorded in the “Other expenses (gains), net” line item of the Consolidated Statement of Operations for the fiscal year ended March 31, 2007.

The Company reviewed its investment portfolio for impairment and determined that, as of March 31, 2008 and 2007, the total unrealized loss for investments impaired for both greater and less than 12 months was immaterial. Refer to the “Cash, Cash Equivalents and Marketable Securities” section of Note 1, “Significant Accounting Policies” in these Notes to the Consolidated Financial Statements for additional information.

The cost of the Company’s marketable securities was approximately $1 million and $2 million as of March 31, 2008 and 2007, respectively. The fair market value of the Company’s marketable securities was approximately $1 million and $5 million as of March 31, 2008 and 2007, respectively.

Total interest income, which primarily related to the Company’s cash and cash equivalent balances, for the fiscal years ended March 31, 2008, 2007 and 2006 was approximately $92 million, $66 million and $57 million, respectively, and is included in the “Interest expense, net” line item in the Consolidated Statements of Operations.

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

In addition to its United States operations, the Company operates through branches and wholly-owned subsidiaries in 46 foreign countries located in North America (3), Africa (1), South America (6), Asia/Pacific (16) and Europe (20). Revenue is allocated to a geographic area based on the location of the sale. The following table presents information about the Company by geographic area for the fiscal years ended March 31, 2008, 2007 and 2006:

	UNITED
(IN MILLIONS)	STATES	EUROPE	OTHER	ELIMINATIONS	TOTAL

March 31, 2008
Revenue
To unaffiliated customers	$2,217	$1,299	$761	$—	$4,277
Between geographic areas[1]	562	—	—	(562)	—

Total revenue	2,779	1,299	761	(562)	4,277
Property and equipment, net	239	179	78	—	496
Identifiable assets	9,991	1,055	710	—	11,756
Total liabilities	6,045	1,281	721	—	8,047

March 31, 2007
Revenue
To unaffiliated customers	$2,131	$1,131	$681	$—	$3,943
Between geographic areas[1]	510	—	—	(510)	—

Total revenue	2,641	1,131	681	(510)	3,943
Property and equipment, net	242	177	50	—	469
Identifiable assets[2]	9,874	1,060	583	—	11,517
Total liabilities[2]	6,192	1,047	624	—	7,863

March 31, 2006
Revenue:
To unaffiliated customers	$2,006	$1,123	$643	$—	$3,772
Between geographic areas[1]	459	—	—	(459)	—

Total revenue	2,465	1,123	643	(459)	3,772
Property and equipment, net	428	166	40	—	634
Identifiable assets[2]	9,515	1,179	424	—	11,118
Total liabilities[2]	4,717	1,073	610	—	6,400

1	Represents royalties from foreign subsidiaries determined as a percentage of certain amounts invoiced to customers.

2	Certain balances have been reclassified to conform to current period presentation.

No single customer accounted for 10% or more of total revenue for the fiscal years ended March 31, 2008, 2007 or 2006.

Note 6 — Trade and Installment Accounts Receivable
The Company uses installment license agreements as a standard business practice and has a history of successfully collecting substantially all amounts due under the original payment terms without making concessions on payments, software products, maintenance, or professional services. Net trade and installment accounts receivable represent financial assets derived from the committed amounts due from the Company’s customers. These accounts receivable balances are reflected net of unamortized discounts based on imputed interest for the time value of money for license agreements under our prior business model and allowances for doubtful accounts. These balances do not include unbilled contractual commitments executed under the Company’s current business model. Trade and installment accounts receivable are composed of the following components:

	MARCH 31,	MARCH 31,
(IN MILLIONS)	2008	2007

Current:
Accounts receivable	$817	$779
Other receivables	107	105
Unbilled amounts due within the next 12 months — prior business model	103	147
Less: Allowance for doubtful accounts	(30)	(32)
Less: Unamortized discounts	(27)	(32)

Net trade and installment accounts receivable — current	$970	$967

Noncurrent:
Unbilled amounts due beyond the next 12 months — prior business model	$239	$357
Less: Allowance for doubtful accounts	(1)	(5)
Less: Unamortized Discounts	(4)	(18)

Net installment accounts receivable — noncurrent	$234	$334

During fiscal years 2008 and 2007, the Company transferred its rights and interest in future committed installments under ratable software license agreements to third-party financial institutions with an aggregate contract value of approximately $17 million and $111 million, respectively, for which the Company received cash of approximately $14 million and $104 million, respectively. If the Company transfers its financial interest in future committed installments under a license agreement to a third-party financing institution, for which revenue has not yet been recognized, amounts received are initially reported as “Financing obligations” within the “Deferred revenue (billed or collected) line items on the Consolidated Balance Sheets. As amounts become due and payable from the customer to the financing institution, the associated liability is reclassified to other captions within “Deferred revenue — billed or collected” depending on the nature of the license agreement. As of March 31, 2008 and 2007, the aggregate remaining amounts due to the third party financing institutions classified as “Financing obligations” within “Deferred revenue (billed or collected)” were approximately $56 million and $102 million, respectively. The financing agreements may contain limited recourse provisions with respect to the Company’s continued performance under the license agreements. Based on our historical experience, the Company believes that any liability which may be incurred as a result of these limited recourse provisions is remote.

Note 7 — Debt
Credit Facilities
As of March 31, 2008 and 2007, the Company’s committed bank credit facilities consisted of a $1 billion, unsecured bank revolving credit facility.

	AS OF MARCH 31,
	2008		2007
	MAXIMUM	OUTSTANDING	MAXIMUM	OUTSTANDING
(IN MILLIONS)	AVAILABLE	BALANCE	AVAILABLE	BALANCE

2004 Revolving Credit Facility	—	—	$1,000	$750
2008 Revolving Credit Facility	$1,000	$750	—	—

2008 Revolving Credit Facility
In August 2007, the Company entered into an unsecured revolving credit facility (the 2008 Revolving Credit Facility). The maximum committed amount available under the 2008 Revolving Credit Facility is $1 billion, exclusive of incremental credit increases of up to an additional $500 million which are available subject to certain conditions and the agreement of its lenders. The 2008 Revolving Credit Facility replaces the prior $1 billion revolving credit facility (the 2004 Revolving Credit Facility), which was due to expire on December 2, 2008. The 2004 Revolving Credit Facility was terminated effective August 29, 2007, at which time outstanding borrowings of $750 million were repaid and simultaneously re-borrowed under the 2008 Revolving Credit Facility. The 2008 Revolving Credit Facility expires August 29, 2012. As of March 31, 2008, $750 million was drawn down under the 2008 Revolving Credit Facility.

Borrowings under the 2008 Revolving Credit Facility bear interest at a rate dependent on the Company’s credit ratings at the time of such borrowings and are calculated according to a base rate or a Eurocurrency rate, as the case may be, plus an applicable margin and utilization fee. The applicable margin for a base rate borrowing is 0.0% and, depending on the Company’s credit rating, the applicable margin for a Eurocurrency borrowing ranges from 0.27% to 0.875%. Also, depending on the Company’s credit rating at the time of the borrowing, the utilization fee can range from 0.10% to 0.25% for borrowings over 50% of the total commitment. At the Company’s current credit ratings as of March 2008, the applicable margin was 0% for a base rate borrowing and 0.60% for a Eurocurrency borrowing, and the utilization fee was 0.125%. As of March 31, 2008, the interest rate on the Company’s outstanding borrowings was 3.83%. In addition, the Company must pay facility commitment fees quarterly at rates dependent on its credit ratings. The facility commitment fees can range from 0.08% to 0.375% of the final allocated amount of each Lender’s full revolving credit commitment (without taking into account any outstanding borrowings under such commitments). Based on the Company’s credit ratings as of March 31, 2008, the facility commitment fee was 0.15% of the $1 billion committed amount.

The 2008 Revolving Credit Facility contains customary covenants for transactions of this type, including two financial covenants: (i) for the 12 months ending each quarter-end, the ratio of consolidated debt for borrowed money to consolidated cash flow, each as defined in the 2008 Revolving Credit Facility, must not exceed 4.00 to 1.00; and (ii) for the 12 months ending each quarter-end, the ratio of consolidated cash flow to the sum of interest payable on, and amortization of debt discount in respect of, all consolidated debt for borrowed money, as defined in the 2008 Revolving Credit Facility, must not be less than 5.00 to 1.00. In addition, as a condition precedent to each borrowing made under the 2008 Revolving Credit Facility, as of the date of such borrowing, (i) no event of default shall have occurred and be continuing and (ii) the Company is to reaffirm that the representations and warranties made by the Company in the 2008 Revolving Credit Facility (other than the representation with respect to material adverse changes, but including the representation regarding the absence of certain material litigation) are correct. As of March 31, 2008, the Company is in compliance with these debt covenants.

In September 2006, the Company drew down $750 million on the 2004 Revolving Credit Facility in order to finance a portion of the $1 billion tender offer to repurchase the Company’s common stock.

Senior Note Obligations
As of March 31, 2008 and 2007, the Company had the following unsecured, fixed-rate interest, senior note obligations outstanding:

	YEAR ENDED MARCH 31,
(IN MILLIONS)	2008	2007

6.500% Senior Notes due April 2008	$350	$350
1.625% Convertible Senior Notes due December 2009	460	460
4.750% Senior Notes due December 2009	500	500
6.125% Senior Notes due December 2014	500	500

6.500% Senior Notes
In the fiscal year ended March 31, 1999, the Company issued $1.75 billion of unsecured Senior Notes in a transaction pursuant to Rule 144A under the Securities Act of 1933 (Rule 144A). Amounts borrowed, rates, and maturities for each issue were $575 million at 6.25% due and paid in April 2003, $825 million at 6.375% due and paid in April 2005, and $350 million at 6.5% that was due and paid in April 2008. As of March 31, 2008 and 2007, $350 million of the 6.5% Senior Notes were outstanding.

1.625% Convertible Senior Notes
In fiscal year 2003, the Company issued $460 million of unsecured 1.625% Convertible Senior Notes (1.625% Notes), due December 15, 2009, in a transaction pursuant to Rule 144A. The 1.625% Notes are senior unsecured indebtedness and rank equally with all existing senior unsecured indebtedness. Concurrent with the issuance of the 1.625% Notes, the Company entered into call spread repurchase option transactions (1.625% Notes Call Spread) to partially mitigate potential dilution from conversion of the 1.625% Notes. The option purchase price of the 1.625% Notes Call Spread was approximately $73 million and the entire purchase price was charged to Stockholders’ Equity in December 2002. Under the terms of the 1.625% Notes Call Spread, the Company can elect to receive (i) outstanding shares equivalent to the number of shares that will be issued if all of the 1.625% Notes are converted into shares (23 million shares) upon payment of an exercise price of $20.04 per share (aggregate price of $460 million); or (ii) a net cash settlement, net share settlement or a combination, whereby the Company will receive cash or shares equal to the increase in the market value of the 23 million shares from the aggregate value at the $20.04 exercise price (aggregate price of $460 million), subject to the upper limit of $30.00 discussed below. The 1.625% Notes Call Spread is designed to partially mitigate the potential dilution from conversion of the 1.625% Notes, depending upon the market price of the Company’s common stock at such time. The 1.625% Notes Call Spread can be exercised in December 2009 at an exercise price of $20.04 per share. To limit the cost of the 1.625% Notes Call Spread, an upper limit of $30.00 per share has been set, such that if the price of the common stock is above that limit at the time of exercise, the number of shares eligible to be purchased will be proportionately reduced based on the amount by which the common share price exceeds $30.00 at the time of exercise. As of March 31, 2008, the estimated fair value of the 1.625% Notes Call Spread was approximately $88 million, which was based upon valuations from independent third-party financial institutions.

Fiscal Year 2005 Senior Notes
In November 2004, the Company issued an aggregate of $1 billion of unsecured Senior Notes (2005 Senior Notes) in a transaction pursuant to Rule 144A. The Company issued $500 million of 4.75%, 5-year notes due December 2009 and $500 million of 5.625%, 10-year notes due December 2014. In May 2007, a lawsuit captioned The Bank of New York v. CA, Inc. et al., was filed in the Supreme Court of the State of New York, New York County. The complaint sought unspecified damages and other relief, including acceleration of principal, based upon a claim for breach of contract. Specifically, the complaint alleged that the Company failed to comply with certain purported obligations in connection with our 5.625% Senior Notes due 2014 (the “Notes”), issued in November 2004, insofar as the Company failed to carry out a purported obligation to cause a registration statement to become effective to permit the exchange of the Notes for substantially similar securities of the Company registered under the Securities Act of 1933 that would be freely tradable, and, having failed to effect such exchange offer, failed to carry out the purported obligation to pay additional interest of 0.50% per annum after November 18, 2006. The Company denied that any such breach had occurred. On December 21, 2007, the Company, The Bank of New York, and the holders of a majority of the Notes reached a settlement of this litigation and executed a First Supplemental Indenture. The First Supplemental Indenture provides, among other things, that the Company will pay an additional 0.50% per annum interest on the $500 million principal of the Notes, with such additional interest began to accrue as of December 1, 2007. Pursuant to the Supplemental Indenture, the Notes are now referred to as the Company’s 6.125% Senior Notes due 2014. As a result of the settlement in the third quarter of fiscal year 2008, the Company recorded a charge of approximately $14 million, representing the present value of the additional amounts that will be paid. This charge is included in “Other expenses (gains), net” line item in the Consolidated Statements of Operations. In connection with the settlement, the Company also entered into an Addendum to Registration Rights Agreement relating to the Notes. The Addendum confirms that the Company no longer has any obligations under the original Registration Rights Agreement entered into with respect to the Notes. The settlement became effective upon the signature of the Stipulation of Dismissal with Prejudice by Justice Ramos of the New York Supreme Court on January 3, 2008.

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

Other Indebtedness

	YEAR ENDED MARCH 31,
	2008		2007
	MAXIMUM	OUTSTANDING	MAXIMUM	OUTSTANDING
(IN MILLIONS)	AVAILABLE	BALANCE	AVAILABLE	BALANCE

International line of credit	$25	$—	$20	$—
Capital lease obligations and other	—	22	—	23

International Line of Credit
An unsecured and uncommitted multi-currency line of credit is available to meet short-term working capital needs for the Company’s subsidiaries operating outside the United States. The line of credit is available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between the Company’s subsidiaries and the local bank at the time of each specific transaction. As of March 31, 2008, the amount available under this line totaled approximately $25 million and approximately $4 million was pledged in support of bank guarantees and other local credit lines. Amounts drawn under these facilities as of March 31, 2008 were nominal.

In addition to the above facility, the Company and its subsidiaries use guarantees and letters of credit issued by financial institutes to guarantee performance on certain contracts. As of March 31, 2008, none of these arrangements had been drawn down by third parties.

Other
As of March 31, 2008 and 2007, the Company had various other debt obligations outstanding, which approximated $22 million and $23 million, respectively.

As of March 31, 2008, our senior unsecured notes were rated Ba1, BB, and BB+ by Moody’s Investors Service (Moody’s), Standard and Poor’s (S&P) and Fitch Ratings (Fitch), respectively. The outlook on these unsecured notes is rated negative, positive and stable by Moody’s, S&P and Fitch, respectively. As of May 2008, the Company’s rating and outlook remained unchanged.

The Company conducts an ongoing review of its capital structure and debt obligations as part of its risk management strategy. Excluding the 2008 and 2004 Revolving Credit Facility, the fair value of the Company’s long-term debt, including the current portion of long-term debt, was $1.89 billion and $1.92 billion as of March 31, 2008 and 2007, respectively. The fair value of long-term debt is based on quoted market prices. See also Note 1, “Significant Accounting Policies.”

Interest expense for the fiscal years ended March 31, 2008, 2007 and 2006 was $136 million, $122 million and $95 million, respectively.

The maturities of outstanding debt are as follows:

	YEAR ENDED MARCH 31,
(IN MILLIONS)	2009	2010	2011	2012	2013	THEREAFTER

Amount due	$361	$965	$3	$3	$750	$500

Note 8 — Commitments and Contingencies
The Company leases real estate and certain data processing and other equipment with lease terms expiring through 2023. The leases are operating leases and provide for renewal options and additional rentals based on escalations in operating expenses and real estate taxes. The Company has no material capital leases.

Rental expense under operating leases for facilities and equipment was approximately $203 million, $196 million and $199 million for the fiscal years ended March 31, 2008, 2007 and 2006, respectively. Rental expense for the fiscal years ended March 31, 2008, 2007 and 2006 included sublease income of approximately $35 million, $31 million and $10 million, respectively.

Future minimum lease payments under non-cancelable operating leases as of March 31, 2008, were as follows:

(IN MILLIONS)

2009	$147
2010	121
2011	94
2012	73
2013	64
Thereafter	288

Total	787

Less income from sublease	(67)

Net minimum operating lease payments	$720

Prior to fiscal year 2001, the Company sold individual accounts receivable under the prior business model to a third party subject to certain recourse provisions. The outstanding principal balance of these receivables subject to recourse approximated $81 million and $115 million as of March 31, 2008 and 2007, respectively.

Stockholder Class Action and Derivative Lawsuits Filed Prior to 2004 — Background
The Company, its former Chairman and CEO Charles B. Wang, its former Chairman and CEO Sanjay Kumar, its former Chief Financial Officer Ira Zar, and its Vice Chairman and Founder Russell M. Artzt were defendants in one or more stockholder class action lawsuits filed in July 1998, February 2002, and March 2002 in the United States District Court for the Eastern District of New York (the Federal Court), alleging, among other things, that a class consisting of all persons who purchased the Company’s common stock during the period from January 20, 1998 until July 22, 1998 were harmed by misleading statements, misrepresentations, and omissions regarding the Company’s future financial performance.

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

The Government Investigation — DPA Concluded
In September 2004, the Federal Court approved a deferred prosecution agreement (DPA) between the Company and the United States Attorney’s Office (USAO) and a consent to enter into a final judgment (Consent Judgment) in a parallel proceeding brought by the Securities and Exchange Commission (SEC) regarding certain of the Company’s past accounting practices, including its revenue recognition policies and procedures during certain periods prior to the adoption of the Company’s new business model in October 2000. The DPA and the Consent Judgment resolved the USAO and SEC investigations into those past accounting practices and obstruction of their investigations. In May 2007, based upon the Company’s compliance with the terms of the DPA, the Federal Court ordered dismissal of the charges that had been filed against the Company in connection with the DPA and the DPA expired. The injunctive provisions of the Consent Judgment permanently enjoining the Company from violating certain provisions of the federal securities laws remain in effect.

Derivative Actions Filed in 2004
In June and July 2004, three purported derivative actions were filed in the Federal Court by Ranger, Bert Vladimir and Irving Rosenzweig against certain current or former employees and/or directors of the Company. In November 2004, the Federal Court issued an order consolidating these three derivative actions. The plaintiffs filed a consolidated amended complaint (the Consolidated Complaint) on January 7, 2005. The Consolidated Complaint names as defendants Messrs. Wang, Kumar, Zar, Artzt, D’Amato, Richards, Ranieri and Steven Woghin; David Kaplan, David Rivard, Lloyd Silverstein; Michael A. McElroy; Messrs. McWade and Schwartz; Gary Fernandes; Robert E. La Blanc; Jay W. Lorsch; Kenneth Cron; Walter P. Schuetze; Messrs. de Vogel and Grasso; Roel Pieper; KPMG LLP; and Ernst & Young LLP. The Company is named as a nominal defendant. The Consolidated Complaint seeks from one or more of the defendants (1) contribution towards the consideration the Company had previously agreed to provide current and former stockholders in settlement of certain class action litigation commenced against the Company and certain officers and directors in 1998 and 2002 (see “— Stockholder Class Action and Derivative Lawsuits Filed Prior to 2004”), (2) compensatory and consequential damages in an amount not less than $500 million in connection with the USAO and SEC investigations (see “— The Government Investigation — DPA Concluded”), (3) unspecified relief for violations of Section 14(a) of the Exchange Act for alleged false and material misstatements made in the Company’s proxy statements issued in 2002 and 2003, (4) relief for alleged breach of fiduciary duty, (5) unspecified compensatory, consequential and punitive damages based upon allegations of corporate waste and fraud, (6) unspecified damages for breach of duty of reasonable care, (7) restitution and rescission of the compensation earned under the Company’s executive compensation plan and (8) pursuant to Section 304 of the Sarbanes-Oxley Act, reimbursement of bonus or other incentive-based equity compensation and alleged profits realized from sales of securities issued by the Company. Although no relief is sought from the Company, the Consolidated Complaint seeks monetary damages, both compensatory and consequential, from the other defendants, including current or former employees and/or directors of the Company, Ernst & Young LLP and KPMG LLP in an amount totaling not less than $500 million.

The consolidated derivative action was stayed pending resolution of the 60(b) Motions, which have been denied (see “— Current Procedural Status of Stockholder Class Action and Derivative Lawsuits Filed Prior to 2004”). On February 1, 2005, the Company established a Special Litigation Committee of independent members of its Board of Directors to, among other things, control and determine the Company’s response to the Consolidated Complaint and the 60(b) Motions. On April 13, 2007, the Special Litigation Committee issued its reports, which announced the Special Litigation Committee’s conclusions, determinations, recommendations and actions with respect to the claims asserted in the Derivative Actions and in the 60(b) Motions. Also, in response to the Consolidated Complaint, the Special Litigation Committee served a motion which seeks to dismiss and realign the claims and parties in accordance with the Special Litigation Committee’s recommendations. As summarized in the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2007 and in the bullets below, the Special Litigation Committee concluded as follows:

•	The Special Litigation Committee has concluded that it would be in the best interests of the Company to pursue certain of the claims against Charles Wang (CA’s former Chairman and CEO) and former officer Peter Schwartz.

•	The Special Litigation Committee has concluded that it would be in the best interests of the Company to pursue certain of the claims against the former CA executives who have pled guilty to various charges of securities fraud and/or obstruction of justice — including David Kaplan (CA’s former head of Financial Reporting), Stephen Richards (CA’s former head of Worldwide Sales), David Rivard (CA’s former head of Sales Accounting), Lloyd Silverstein (CA’s former head of the Global Sales Organization), Steven Woghin (CA’s former General Counsel) and Ira Zar (CA’s former CFO). The Special Litigation Committee has determined and directed that these claims be pursued by CA using counsel retained by the Company, unless the Special Litigation Committee is able to successfully conclude its ongoing settlement negotiations with these individuals.

•	The Special Litigation Committee has reached a settlement (subject to court approval) with Sanjay Kumar (CA’s former Chairman and CEO), Charles McWade (CA’s former head of Financial Reporting and business development) and Russell Artzt (currently Vice Chairman and Founder and a former CA Board member).

•	The Special Litigation Committee believes that the claims (the Director Claims) against current and former CA directors Kenneth Cron, Alfonse D’Amato, Willem de Vogel, Gary Fernandes, Richard Grasso, Shirley Strum Kenny, Robert La Blanc, Jay Lorsch, Roel Pieper, Lewis Ranieri, Walter Schuetze and Alex Vieux should be dismissed. The Special Litigation Committee has concluded that these directors did not breach their fiduciary duties and the claims against them lack merit.

•	The Special Litigation Committee has concluded that it would be in the best interests of the Company to seek dismissal of the claims against CA’s former independent auditor, Ernst & Young LLP, CA’s current independent auditors, KPMG LLP, and former officer Michael McElroy (CA’s former senior vice president of the Legal department).

The Special Litigation Committee has served motions which seek dismissal of the Director Claims, the claims against Ernst & Young LLP and KPMG LLP, Michael McElroy and certain other claims. In addition, the Special Litigation Committee has asked for the Federal Court’s approval for the Company to be realigned as the plaintiff with respect to claims against certain other parties, including Messrs. Wang and Schwartz.

Current Procedural Status of Stockholder Class Action and Derivative Lawsuits Filed Prior to 2004 and Derivative Actions Filed in 2004
By letter dated July 19, 2007, counsel for the Special Litigation Committee advised the Federal Court that the Special Litigation Committee had reached a settlement of the Derivative Litigation with two of the three derivative plaintiffs — Bert Vladimir, represented by Squitieri & Fearon, LLP, and Irving Rosenzweig, represented by Harwood Feffer LLP (formerly Wechsler Harwood LLP). In connection with the settlement, both of these plaintiffs have agreed to support the Special Litigation Committee’s motion to dismiss and to realign. CA has agreed to pay the attorney’s fees of

Messrs. Vladimir and Rosenzweig in an amount up to $525,000 each. If finalized, this settlement would require approval of the Federal Court. On July 23, 2007, Ranger filed a letter with the Federal Court objecting to the proposed settlement. On October 29, 2007, the Federal Court denied the Special Litigation Committee’s motion to dismiss and realign, without prejudice to renewing said motion after a decision by the appellate court regarding the Federal Court’s decisions concerning the 60(b) motions.

In a memorandum and order dated August 2, 2007, the Federal Court denied all of the 60(b) Motions and reaffirmed the 2003 settlements (the August 2 decision). On August 24, 2007, Ranger Governance, Ltd. (“Ranger”) and the Wyly Litigants filed notices of appeal of the August 2 decision. On August 16, 2007, the Special Litigation Committee filed a motion to amend or clarify the August 2 decision, and the Company joined that motion. On September 12, 2007 and October 4, 2007, the Federal Court issued opinions denying the motions to amend or clarify. On September 18, 2007, the Wyly Litigants and Ranger filed notices of appeal of the September 12 decision. CA filed notices of cross-appeal of the September 12 and October 4 decisions on November 2, 2007. On December 3, 2007, Ranger filed a motion to dismiss CA’s cross-appeals. By Order dated December 7, 2007, all of the appeals and cross-appeals were stayed pending a decision on Ranger’s motion to dismiss. Oral argument was held on that motion on March 4, 2008 and a decision is pending.

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

Derivative Actions Filed in 2006
On August 10, 2006, a purported derivative action was filed in the Federal Court by Charles Federman against certain current or former directors of the Company (the 2006 Federman Action). On September 15, 2006, a purported derivative action was filed in the Federal Court by Bert Vladimir and Irving Rosenzweig against certain current or former directors of the Company (the 2006 Vladimir Action). By order dated October 26, 2006, the Federal Court ordered the 2006 Federman Action and the 2006 Vladimir Action consolidated. Under the order, the actions are now captioned CA, Inc. Shareholders’ Derivative Litigation Employee Option Action. On December 31, 2007, the Company informed the Federal Court that the parties have reached an agreement to settle the action. In connection with the settlement, CA has agreed to maintain for a period of not less than three years certain corporate governance practices, measures and policies. CA has also agreed to pay the attorney’s fees of Messrs. Vladimir and Rosenzweig in an amount up to $1 million in total. On March 20, 2008, the Federal Court entered an order preliminarily approving the settlement. On May 9, 2008, following a settlement fairness hearing, the Federal Court executed an order approving the settlement.

Texas Litigation
On August 9, 2004, a petition was filed by Sam Wyly and Ranger against the Company in the District Court of Dallas County, Texas (the Ranger Governance Litigation), seeking to obtain a declaratory judgment that plaintiffs did not breach two separation agreements they entered into with the Company in 2002 (the 2002 Agreements). Plaintiffs seek to obtain this declaratory judgment in order to file a derivative suit on behalf of the Company (see “— Derivative Actions Filed in 2004”). On February 18, 2005, Mr. Wyly filed a separate lawsuit in the United States District Court for the Northern District of Texas (the Texas Federal Court) alleging that he is entitled to attorneys’ fees in connection with the original litigation filed in Texas. The two actions have been consolidated. On March 31, 2005, the plaintiffs amended their complaint to allege a claim that they were defrauded into entering the 2002 Agreements and to seek rescission of those agreements and damages. On September 1, 2005, the Texas Federal Court granted the Company’s motion to transfer the action to the Federal Court. On November 9, 2007, plaintiffs served a motion to reopen discovery for 90 days to permit unspecified additional document requests and depositions. The Company served its opposition to plaintiffs’ motion on November 16, 2007. The Federal Court has not yet decided the motion.

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

The Company, various subsidiaries, and certain current and former officers have been named as defendants in various other lawsuits and claims arising in the normal course of business. The Company believes that it has meritorious defenses in connection with such lawsuits and claims, and intends to vigorously contest each of them. In the opinion of the Company’s management, the results of these other lawsuits and claims, either individually or in the aggregate, are not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows, although the impact could be material to any individual reporting period.

Note 9 — Income Taxes
The amounts of income (loss) from continuing operations before taxes attributable to domestic and foreign operations are as follows:

	YEAR ENDED MARCH 31,
(IN MILLIONS)	2008	2007	2006

Domestic	$591	$111	$(84)
Foreign	217	43	209

	$808	$154	$125

Income tax expense (benefit) consists of the following:

	YEAR ENDED MARCH 31,
(IN MILLIONS)	2008	2007	2006

Current:
Federal	$203	$179	$108
Federal tax cost of repatriation under the American Jobs Creation Act	—	—	55
State	2	6	5
Foreign	107	65	137

	$312	$250	$305

Deferred:
Federal	$19	$(19)	$(180)
Federal tax cost of repatriation under the American Jobs Creation Act	—	—	(55)
State	(6)	(25)	(32)
Foreign	(17)	(173)	(73)

	$(4)	$(217)	$(340)

Total:
Federal	$222	$160	$(72)
State	(4)	(19)	(27)
Foreign	90	(108)	64

	$308	$33	$(35)

The income tax provision recorded for the fiscal year ended March 31, 2008 includes charges of approximately $26 million associated with certain corporate income tax rate reductions enacted in various non-US tax jurisdictions (with corresponding impacts on the Company’s net deferred tax assets). As enacted income tax rates decline, the future value of the deferred tax assets declines and therefore gives rise to a charge through the corporate income tax provision in the current period. Accordingly, deferred tax assets are adjusted to reflect the enacted rates in effect when the temporary items are expected to reverse.

The income tax provision for the fiscal year ended March 31, 2007 included benefits of approximately $23 million primarily arising from the resolution of certain international and U.S. federal tax liabilities.

The income tax benefit recorded for the fiscal year ended March 31, 2006 included benefits of approximately $51 million arising from the recognition of certain foreign tax credits, $18 million arising from international stock based compensation deductions and $66 million arising from foreign export benefits and other international tax rate benefits. Partially offsetting these benefits was a charge of approximately $46 million related to additional tax liabilities.

The American Jobs Creation Act of 2004 (AJCA) introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer provided that certain criteria were met. During fiscal year 2005, the Company recorded a charge of $55 million based on an estimated repatriation amount of approximately $500 million. In the first quarter of fiscal year 2006, the Company recorded a tax benefit of approximately $36 million reflecting the effect of IRS Notice 2005-38 issued on May 10, 2005. In the fourth quarter of fiscal year 2006, the Company finalized its estimates of tax liabilities relating to the special repatriation provisions of the AJCA and determined that an adjustment was necessary and, accordingly, recorded an additional tax charge in the amount of $36 million.

No provision has been made for U.S. federal income taxes on the balance of unremitted earnings of the Company’s foreign subsidiaries since the Company plans to permanently reinvest all such earnings outside the U.S. Unremitted earnings totaled approximately $1,110 million and $838 million as of March 31, 2008 and 2007, respectively. It is not practicable to determine the amount of tax associated with such unremitted earnings.

The provision (benefit) for income taxes is allocated as follows:

	YEAR ENDED MARCH 31,
(IN MILLIONS)	2008	2007	2006

Continuing operations	$308	$33	$(35)
Discontinued operations	—	(1)	(10)

	$308	$32	$(45)

The tax expense (benefit) from continuing operations is reconciled to the tax expense from continuing operations computed at the federal statutory tax rate as follows:

	YEAR ENDED MARCH 31,
(IN MILLIONS)	2008	2007	2006

Tax expense at U.S. federal statutory tax rate	$283	$54	$42
Increase in tax expense resulting from:
U.S. share-based compensation	4	8	6
Effect of international operations, including foreign export benefit and nondeductible share-based compensation	(24)	(47)	(84)
Foreign export benefit refund	—	—	(51)
Corporate tax rate changes	26	—	—
State taxes, net of federal tax benefit	3	(17)	1
Valuation allowance	(11)	8	21
Other, net	27	27	30

Tax expense (benefit) from continuing operations	$308	$33	$(35)

Deferred income taxes reflect the impact of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. The tax effects of the temporary differences are as follows:

	MARCH 31,
(IN MILLIONS)	2008	2007

Deferred tax assets:
Modified accrual basis accounting	$428	$336
Acquisition accruals	6	10
Share-based compensation	102	118
Restitution fund/class action settlement	—	1
Accrued expenses	48	61
Net operating losses	206	220
Purchased intangibles amortizable for tax purposes	28	41
Depreciation	26	35
Deductible state tax and interest benefits	42	—
Purchased software	18	4
Other	42	52

Total deferred tax assets	946	878
Valuation allowances	(118)	(131)

Total deferred tax assets, net of valuation allowances	828	747
Deferred tax liabilities:
Other intangible assets	105	128
Capitalized development costs	113	90

Total deferred tax liabilities	218	218

Net deferred tax asset	$610	$529

In management’s judgment, it is more likely than not that the total deferred tax assets, net of valuation allowances, of approximately $828 million will be realized as reductions to future taxable income or by utilizing available tax planning strategies. Worldwide net operating loss carryforwards (NOLs) totaled approximately $697 million and $653 million as of March 31, 2008 and 2007, respectively. These NOLs expire between 2009 and 2028.

The valuation allowance decreased approximately $13 million and increased approximately $9 million in March 31, 2008 and 2007, respectively. The change in the valuation allowance primarily relates to the amount of NOLs in foreign jurisdictions which, in management’s judgment, are more likely than not to be realized. Additionally, approximately $61 million of the valuation allowance as of March 31, 2008 and as of March 31, 2007 is attributable to acquired NOLs which are subject to annual limitations under Internal Revenue Code Section 382. The valuation allowance related to the acquired NOLs, if realized, will first reduce acquired goodwill and then will reduce any remaining acquired other non-current intangible assets.

On April 1, 2007, the Company adopted FIN 48, which sets forth a comprehensive model for financial statement recognition, measurement, presentation and disclosure of “uncertain tax positions” taken or expected to be taken on income tax returns. For further information, see Note 1, “Significant Accounting Policies.” Upon such adoption, the liability for income taxes associated with uncertain tax positions was approximately $303 million and the deferred tax assets arising from such uncertain tax positions (from interest and state income tax deductions) were approximately $48 million. If the unrecognized tax benefits associated with these positions are ultimately recognized, they would primarily affect the Company’s effective tax rate.

As a result of the Company adopting FIN 48, there was an increase to retained earnings of approximately $11 million and a corresponding decrease to tax liabilities. In addition, the Company reclassified approximately $253 million of income tax liabilities from current to non-current liabilities because the cash payment of such liabilities was not anticipated to occur within one year of the balance sheet date. All non-current income tax liabilities are recorded in the “Federal, state and foreign income taxes payable — noncurrent” line in the Consolidated Balance Sheets. Interest related to income tax liabilities is included in income tax expense. The Company had approximately $40 million of accrued interest expense, net of approximately $23 million in tax benefits as of the date of adoption of FIN 48.

As of March 31, 2008, the nature of the uncertain tax positions expected to be resolved within the next twelve (12) months relate primarily to various U.S. federal and state income tax audits and are recorded in the “Federal, state and foreign income taxes payable — current” line in the Consolidated Balance Sheets. The Company’s estimate of potential changes to its uncertain tax positions within the next twelve months is a reduction of up to approximately $79 million. Such decrease would be primarily attributable to the outcomes of certain ongoing tax audits and/or the expiration of certain statutes of limitations. As of March 31, 2008, the liability for income taxes associated with uncertain tax positions was approximately $280 million (of which approximately $55 million was classified as current) and the deferred tax assets arising from such uncertain tax positions (from interest and state income tax deductions) were approximately $42 million.

The table below excludes the impact of interest in summarizing adjustments to unrecognized tax benefits for fiscal year 2008.

Balance, beginning of year	$238
FIN 48 adoption adjustment to retained earnings	(10)

Adjusted balance, beginning of year	228
Additions for tax positions related to the current year	19
Additions for tax positions from prior years	27
Reductions for tax positions from prior years	(32)
Settlements with tax authorities	(27)
Statute of limitations expiration	(4)
Currency translation adjustment	—

Balance, end of year	$211

If the Company recognized all these tax benefits, the net impact on our income tax provision would have been a decrease of approximately $238 million. Any prospective adjustments to the Company’s reserves for income taxes relating to prior years will be recorded as an increase or decrease to the Company’s provision for income taxes and affect the Company’s effective tax rate. In addition, the Company included accrued interest and penalties related to uncertain tax positions in the Company’s tax provision. The gross amount of interest accrued was approximately $69 million as of March 31, 2008.

The number of years with open tax audits varies from jurisdiction to jurisdiction. The Company has historically viewed its material tax jurisdictions as including the U.S., Japan, Germany, Italy and the United Kingdom. The earliest years still open and subject to ongoing audits or tax proceedings as of the date of adoption of FIN 48 in respect of such jurisdictions were as follows: (i) United States — 2001; (ii) Japan — 2000; (iii) Germany — 2003; (iv) Italy — 1999; and (v) the United Kingdom. — 1999.

Note 10 — Stock Plans
Share-based incentive awards are provided to employees under the terms of the Company’s equity compensation plans (the Plans). The Plans are administered by the Compensation and Human Resources Committee of the Board of Directors (the Committee). Awards under the Plans may include at-the-money stock options, premium-priced stock options, restricted stock awards (RSAs), restricted stock units (RSUs), performance share units (PSUs), or any combination thereof. The non-employee members of the Company’s Board of Directors receive deferred stock units under separate director compensation plans.

RSAs are stock awards issued to employees that are subject to specified restrictions and a risk of forfeiture. The restrictions typically lapse over a two or three year period. The fair value of the awards is determined and fixed based on the quoted market value of the Company’s stock on the grant date.

RSUs are stock awards issued to employees that entitle the holder to receive shares of common stock as the awards vest, typically over a two or three year period. RSUs are not entitled to dividend equivalents. The fair value of the awards is determined and fixed based on the quoted market value of the Company’s stock on the grant date reduced by the present value of dividends expected to be paid on the Company’s stock prior to vesting of the RSUs which is calculated using a risk free interest rate.

PSUs are target awards issued under the long-term incentive plan to senior executives where the number of shares ultimately granted to the employees depends on Company performance measured against specified targets. The Committee determines the number of shares to grant after either a one-year or three-year performance period as applicable the “1-year and 3-year PSUs,” respectively. The fair value of each award is estimated on the date that the performance targets are established based on the quoted market value of the Company’s stock adjusted for dividends as described above for RSUs, and the Company’s estimate of the level of achievement of the performance targets, as described below. The Company is required to recalculate the fair value of issued PSUs each reporting period until they are granted, as defined in SFAS No. 123(R). The adjustment is based on the quoted market value of the Company’s stock on the reporting period date, adjusted for dividends as described above for RSUs, and the Company’s estimate of the level of achievement of the performance targets, as described below.

Stock options are awards issued to employees that entitle the holder to purchase shares of the Company’s stock at a fixed price. Stock options are generally granted at an exercise price equal to or greater than the Company’s stock price on the date of grant and with a contractual term of ten years. Stock option awards granted after fiscal year 2000 generally vest one-third per year and become fully vested two or three years from the grant date.

All Plans, with the exception of acquired companies’ stock plans, have been approved by the Company’s shareholders. Descriptions of the Plans are as follows:

The Company’s 1991 Stock Incentive Plan (the 1991 Plan) provided that stock appreciation rights and/or options, both qualified and non-statutory, to purchase up to 67.5 million shares of common stock of the Company could be granted to employees (including officers of the Company). Options granted thereunder may be exercised in annual increments commencing one year after the date of grant and become fully exercisable after five years. As of March 31, 2008, options covering approximately 70.9 million shares have been granted, including option shares issued that were previously terminated due to employee forfeitures. As of March 31, 2008, all of the options outstanding under the 1991 Plan, which cover approximately 4.8 million shares, were exercisable with exercise prices ranging from $27.00 — $74.69 per share.

The 1993 Stock Option Plan for Non-Employee Directors (the 1993 Plan) provided for non-statutory options to purchase up to a total of 337,500 shares of common stock of the Company to be available for grant to each member of the Board of Directors who is not an employee of the Company. Pursuant to the 1993 Plan, the exercise price was the fair market value of the Company’s stock on the date of grant. All options expire 10 years from the date of grant unless otherwise terminated. As of March 31, 2008, options covering 222,750 shares have been granted under the 1993 Plan. As of March 31, 2008, all of the options outstanding under the 1993 Plan, which cover 13,500 shares, were exercisable with exercise prices ranging from $32.38 — $51.44 per share.

The 1996 Deferred Stock Plan for Non-Employee Directors (the 1996 Plan) provided for each director to receive annual director fees in the form of deferred shares. As of March 31, 2008, approximately 11,000 deferred shares were outstanding in connection with annual director fees under the 1996 Plan.

The 2001 Stock Option Plan (the 2001 Plan) provided that non-statutory and incentive stock options to purchase up to 7.5 million shares of common stock of the Company could be granted to select employees and consultants. As of March 31, 2008, options covering 6.5 million shares have been granted. As of March 31, 2008, all of the options outstanding under the 2001 Plan, which cover approximately 1.8 million shares, were exercisable with an exercise price of $21.89 per share.

The 2002 Incentive Plan (the 2002 Plan) as amended and restated effective as of April 27, 2007, provides that annual performance bonuses, long-term performance bonuses, both qualified and non-statutory stock options, restricted stock, and other equity-based awards to purchase up to 45 million shares of common stock of the Company may be granted to select employees and consultants. In addition, any shares of common stock that were subject to issuance but not awarded under the 2001 Plan are available for issuance under the 2002 Plan. As of March 31, 2008, 3.0 million of such shares were available under the 2002 Plan. Options cannot be re-priced pursuant to the provisions of the 2002 Plan without shareholder approval. As of March 31, 2008, options covering approximately 19.8 million shares have been granted under the 2002 Plan. As of March 31, 2008, options covering approximately 9.4 million shares were outstanding, of which options covering approximately 7.6 million shares are exercisable. The outstanding options have exercise prices ranging from $12.89 — $32.80 per share. As of March 31, 2008, approximately 7.1 million RSAs and 2.5 million RSUs have been awarded to employees, of which approximately 3.6 million and approximately 0.9 million shares, respectively, were unreleased.

The 2002 Compensation Plan for Non-Employee Directors (the 2002 Director Plan) provided for each eligible director to receive annual fees in the form of deferred shares and automatic option grants to purchase 6,750 shares of common stock of the Company, up to a total of 650,000 shares. Pursuant to the 2002 Director Plan, the exercise price of the options granted was the fair market value of the Company’s stock price on the day of grant. All options expire 10 years from the date of grant unless otherwise terminated. As of March 31, 2008, all of the options outstanding under the 2002 Director Plan, which cover 35,000 shares, were exercisable, with exercise prices ranging from $11.04 — $23.37 per share. As of March 31, 2008, approximately 17,000 deferred shares were outstanding in connection with annual director fees.

The 2003 Compensation Plan for Non-Employee Directors (the 2003 Director Plan) was effective as of August 27, 2003 and amended on August 24, 2005. The 2003 Director Plan provides for each director to receive annual director fees of $175,000 in the form of deferred shares with an option to elect to receive up to 50% of the fees in cash. In addition, certain directors receive an additional annual fee for their work as a committee chair, and the chairman of the board receives an additional fee for his work as the lead director. As of March 31, 2008, approximately 193,000 deferred shares were outstanding in connection with annual director fees.

The 2007 Incentive Plan (the 2007 Plan), effective June 22, 2007, provides that annual performance bonuses, long-term performance bonuses, both qualified and non-statutory stock options, restricted stock, and other equity-based awards up to 30 million shares of common stock of the Company may be granted to select employees and consultants. No more than 10 million incentive stock options may be granted. As of March 31, 2008, less than 0.1 million RSAs have been awarded and are unreleased. No options, RSUs or PSU targets have been awarded. As of March 31, 2008, approximately 29.9 million shares were available for future issuance.

As of March 31, 2008, options related to acquired companies’ stock plans covering approximately 0.7 million shares are outstanding and exercisable with exercise prices ranging from $1.37 — $72.69 per share. Options granted under acquired companies’ stock plans generally become exercisable over periods ranging from one to five years and generally expire five to ten years from the date of grant.

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

Upon adoption of SFAS No. 123(R), the Company elected to treat awards with only service conditions and with graded vesting as one award. Consequently, the total compensation expense is recognized ratably over the entire vesting period, so long as compensation cost recognized at any date at least equals the portion of the grant-date fair value of the award that is vested at that date.

The Company recognized share-based compensation in the following line items in the Consolidated Statements of Operations for the periods indicated:

	YEAR ENDED MARCH 31,
(IN MILLIONS)	2008	2007	2006

Cost of professional services	$4	$3	$4
Cost of licensing and maintenance	3	2	3
Selling and marketing	30	27	27
General, and administrative	40	36	38
Product development and enhancements	27	25	27

Share-based compensation expense before tax	104	93	99
Income tax benefit	(34)	(27)	(28)

Net compensation expense	$70	$66	$71

The following table summarizes information about unrecognized share-based compensation costs as of March 31, 2008:

	UNRECOGNIZED	WEIGHTED AVERAGE PERIOD
	COMPENSATION	EXPECTED TO BE
	COSTS	RECOGNIZED
	(IN MILLIONS)	(IN YEARS)

Stock option awards	$9	1.2
Restricted stock unit awards	6	1.4
Restricted stock awards	48	1.4
Performance share unit awards	24	1.4
Stock purchase plan	2	0.5

Total unrecognized share-based compensation costs	$89	1.4

There were no capitalized share-based compensation costs as of March 31, 2008, 2007 or 2006.

Stock Option Awards
As of March 31, 2008, options outstanding that have vested and are expected to vest are as follows:

			WEIGHTED AVERAGE
	NUMBER		REMAINING	AGGREGATE INTRINSIC
	OF SHARES	WEIGHTED AVERAGE	CONTRACTUAL LIFE	VALUE [1]
	(IN MILLIONS)	EXERCISE PRICE	(IN YEARS)	(IN MILLIONS)

Vested	14.9	$28.22	4.2	$15.5
Expected to vest[2]	1.7	23.61	8.0	0.9

Total	16.6	27.74	4.6	16.4

1	These amounts represent the difference between the exercise price and $22.50, the closing price of the Company’s common stock on March 31, 2008, the last trading day of the Company’s fiscal year as reported on the New York Stock Exchange for all in the money options.

2	Outstanding options expected to vest are net of estimated future forfeitures in accordance with the provisions of SFAS No. 123(R).

Additional information with respect to stock option plan activity is as follows:

	NUMBER OF	WEIGHTED AVERAGE
(SHARES IN MILLIONS)	SHARES	EXERCISE PRICE

Outstanding as of March 31, 2005	33.6	$28.50
Granted	2.7	28.59
Exercised	(5.0)	19.63
Acquired through acquisition	2.3	20.62
Expired or terminated	(2.8)	32.29

Outstanding as of March 31, 2006	30.8	$28.96
Granted	3.4	23.28
Exercised	(2.4)	17.96
Expired or terminated	(10.5)	30.04

Outstanding as of March 31, 2007	21.3	$28.72
Granted	— [1]	25.79
Exercised	(1.0)	19.17
Expired or terminated	(3.5)	36.32

Outstanding as of March 31, 2008	16.8	27.70

1	Less than 0.1 million shares.

	NUMBER OF	WEIGHTED AVERAGE
(SHARES IN MILLIONS)	SHARES	EXERCISE PRICE

Options exercisable at:
March 31, 2006	25.8	29.27
March 31, 2007	16.9	29.78
March 31, 2008	14.9	28.22

The following table summarizes stock option information as of March 31, 2008:

	OPTIONS OUTSTANDING					OPTIONS EXERCISABLE
				WEIGHTED					WEIGHTED
				AVERAGE					AVERAGE
			AGGREGATE	REMAINING	WEIGHTED			AGGREGATE	REMAINING	WEIGHTED
			INTRINSIC	CONTRACTUAL	AVERAGE			INTRINSIC	CONTRACTUAL	AVERAGE
	SHARES		VALUE	LIFE	EXERCISE	SHARES		VALUE	LIFE	EXERCISE
RANGE OF EXERCISE PRICES	(in millions)		(in millions)	(in years)	PRICE	(in millions)		(in millions)	(in years)	PRICE

$ 1.37 — $ 20.00	1.6		$14.1	4.9	$13.63	1.6		$14.0	4.9	$13.62
$ 20.01 — $ 30.00	11.8		2.4	5.2	25.50	10.0		1.5	4.7	25.88
$ 30.01 — $ 40.00	1.9		—	3.0	34.19	1.8		—	2.9	34.22
$ 40.01 — $ 50.00	—	[1]	—	1.1	43.93	—	[1]	—	1.1	43.93
$ 50.01 — $ 74.69	1.5		—	1.3	51.96	1.5		—	1.3	51.96

	16.8		$16.5	4.6	$27.70	14.9		$15.5	4.2	$28.22

1	Less than 0.1 million shares.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model, consistent with the provisions of SFAS No. 123(R) and the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 107, “Interaction Between FASB Statement No. 123(R), and Certain SEC Rules and Regulations Regarding the Valuation of Share-Based Payment Arrangements for Public Companies” (SAB 107). The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the fiscal years ended March 31, 2008, 2007 and 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards.

The weighted average estimated values of employee stock option grants, as well as the weighted average assumptions that were used in calculating such values during fiscal years 2008, 2007 and 2006 were based on estimates at the date of grant as follows:

	YEAR ENDED MARCH 31,
	2008	2007	2006

Weighted average fair value	$7.84	$8.40	$15.06
Dividend yield	.62%	.73%	.57%
Expected volatility factor[1]	.28	.41	.56
Risk-free interest rate[2]	5.1%	4.9%	4.1%
Expected life (in years)[3]	4.5	4.5	6.0

1	Expected volatility is measured using historical daily price changes of the Company’s stock over the respective expected term of the options and the implied volatility derived from the market prices of the Company’s traded options.

2	The risk-free rate for periods within the contractual term of the stock options is based on the U.S. Treasury yield curve in effect at the time of grant.

3	The expected life is the number of years that the Company estimates, based primarily on historical experience, that options will be outstanding prior to exercise. The decrease in the expected life in fiscal year 2008 and fiscal year 2007 compared with fiscal year 2006 was primarily due to the exclusion of employee exercise behavior related to grants authorized prior to fiscal year 1997, which expired prior to fiscal year 2007, in estimating the expected term in fiscal year 2007.

The following table summarizes information on shares exercised and shares vested for the periods indicated:

	YEAR ENDED MARCH 31,
(IN MILLIONS)	2008	2007	2006

Cash received from options exercised	$19	$39	$97
Intrinsic value of options exercised	7	17	41
Tax benefit from options exercised	2	5	10

The Company settles employee stock option exercises with stock held in treasury.

Restricted Stock and Restricted Stock Unit Awards
The following table summarizes the activity of the RSUs under the Plans:

		WEIGHTED AVERAGE
	NUMBER	GRANT DATE
(SHARES IN MILLIONS)	OF SHARES	FAIR VALUE

Outstanding as of March 31, 2005	0.2	$41.85
Restricted units granted	1.8	27.00
Restricted units released	— [1]	52.88
Restricted units cancelled	(0.2)	27.00

Outstanding as of March 31, 2006	1.8	$28.53
Restricted units granted	0.3	21.97
Restricted units released	(0.5)	27.48
Restricted units cancelled	(0.2)	26.38

Outstanding as of March 31, 2007	1.4	$26.86
Restricted units granted	0.2	25.23
Restricted units released	(0.6)	27.70
Restricted units cancelled	(0.1)	25.06

Outstanding as of March 31, 2008	0.9	$27.20

1	Less than 0.1 million shares.

The following table summarizes the activity of RSAs under the Plans:

		WEIGHTED AVERAGE
	NUMBER	GRANT DATE
(SHARES IN MILLIONS)	OF SHARES	FAIR VALUE

Outstanding as of March 31, 2005	0.7	$25.64
Restricted stock granted	0.4	27.41
Restricted stock released	(0.3)	26.12
Restricted stock cancelled	(0.1)	23.51

Outstanding as of March 31, 2006	0.7	$26.51
Restricted stock granted	3.0	22.05
Restricted stock released	(0.4)	25.18
Restricted stock cancelled	(0.5)	23.47

Outstanding as of March 31, 2007	2.8	$22.48
Restricted stock granted	2.6	25.88
Restricted stock released	(1.4)	23.55
Restricted stock cancelled	(0.3)	23.57

Outstanding as of March 31, 2008	3.7	$24.38

The total intrinsic value of RSAs and RSUs released during the fiscal years 2008, 2007 and 2006 was approximately $50 million, $25 million and $9 million, respectively.

Under the 1998 Incentive Award Plan (the 1998 Plan), a total of four million Phantom Shares, as defined in the 1998 Plan, were available for grant to certain of the Company’s employees from time to time through March 31, 2003. Each Phantom Share is equivalent to one share of the Company’s common stock. Vesting, at 20% of the grant amount per annum, was contingent upon attainment of specific criteria, including an annual Target Closing Price (Price) for the Company’s common stock and the participant’s continued employment. The Price was based on the average closing price of the Company’s common stock on the New York Stock Exchange for the 10 days up to and including March 31 of each fiscal year. The Price for the first tranche was met on March 31, 2000 and the Price was not met for any subsequent tranche. Under SFAS No. 123(R), the Company is required to record a non-cash charge over the employment period irrespective of the attainment of the Price for each tranche. However, the Company is required to reverse expense for any shares that were forfeited as a result of a failure to fulfill the service condition. There were no such credits for the fiscal year ended March 31, 2008, 2007 and 2006. As of March 31, 2008, approximately 106,000 Phantom Shares have vested and approximately 43,000 were outstanding under the 1998 Plan. The remaining 40% of shares will be paid out on August 25, 2008.

Performance Awards
Under the Company’s long-term incentive program for fiscal year 2008, senior executives were granted restricted stock and issued PSUs, under which the senior executives are eligible to receive RSAs or RSUs and unrestricted shares at the end of the performance period if certain performance targets are achieved. Under the Company’s long-term incentive programs for fiscal years 2007 and 2006, senior executives were granted stock options and issued PSUs, under which the senior executives are eligible to receive RSAs or RSUs and unrestricted shares at the end of the performance period if certain performance targets are achieved. Each quarter, the Company compares the performance it expects to achieve with the performance targets. Compensation costs will continue to be amortized over the requisite service period of the awards. At the conclusion of the performance periods for the each PSU, the applicable number of shares of RSAs, RSUs or unrestricted stock granted may vary based upon the level of achievement of the performance targets and the approval of the Committee (which has discretion to reduce any award for any reason). The related compensation cost recognized will be based on the number of shares granted. The table below summarizes the current expected level of achievement and expected number of target shares to be granted:

	1-YEAR PSUs		3-YEAR PSUs
	CURRENT		CURRENT
	EXPECTED LEVEL	TARGET SHARES	EXPECTED LEVEL	TARGET SHARES
INCENTIVE PLANS FOR FISCAL YEARS	OF ACHIEVEMENT	(in millions)	OF ACHIEVEMENT	(in millions)

2008	145%	1.3	100%	0.3
2007	N/A	N/A	138%	0.3
2006	N/A	N/A	132%	0.3

RSAs and RSUs relating to 1-year PSUs were granted as follows:

	YEAR ENDED MARCH 31, 2008			YEAR ENDED MARCH 31, 2007
	FOR THE PERFORMANCE PERIOD			FOR THE PERFORMANCE PERIOD
	OF FISCAL 2007			OF FISCAL 2006
			WEIGHTED AVERAGE		WEIGHTED AVERAGE
	SHARES		GRANT DATE FAIR	SHARES	GRANT DATE FAIR
	(in millions)		VALUE	(in millions)	VALUE

RSAs	0.9		$26.45	0.3	$21.88
RSUs	—	[1]	$26.38	—	—

1	Shares granted amount to less than 0.1 million shares.

Stock Purchase Plan
The Company maintains the Year 2000 Employee Stock Purchase Plan (the Purchase Plan) for all eligible employees. The Purchase Plan is considered compensatory. Under the terms of the Purchase Plan, employees may elect to withhold between 1% and 25% of their base pay through regular payroll deductions, subject to Internal Revenue Code limitations. Shares of the Company’s common stock may be purchased at six-month intervals at 85% of the lower of the fair market value of the Company’s common stock on the first or last day of each six-month period. During fiscal years 2008, 2007, and 2006, employees purchased approximately 1.3 million, 1.5 million and 1.1 million shares, respectively, at average prices of $20.19, $17.47 and $23.31 per share, respectively. As of March 31, 2008, approximately 21.2 million shares were reserved for future issuance under the purchase plan.

The fair value is estimated on the first date of the offering period using the Black-Scholes option pricing model. The fair values and the weighted average assumptions for the Purchase Plan offer periods begun in the respective fiscal years are as follows:

	YEAR ENDED MARCH 31,
	2008	2007	2006

Weighted average fair value	$5.57	$4.73	$5.86
Dividend yield	.63%	.74%	.58%
Expected volatility factor[1]	.23	.22	.20
Risk-free interest rate[2]	4.2%	5.2%	3.9%
Expected life (in years)[3]	0.5	0.5	0.5

1	Expected volatility is measured using historical daily price changes of the Company’s stock over the respective term of the offer period and the implied volatility is derived from the market prices of the Company’s traded options.

2	The risk-free rate for periods within the contractual term of the offer period is based on the U.S. Treasury yield curve in effect at the beginning of the offer period.

3	The expected life is the six-month offer period.

Note 11 — Profit-Sharing Plan
The Company maintains a defined contribution plan, the CA, Inc. Savings Harvest Plan (CASH Plan), for the benefit of the U.S. employees of the Company. The CASH Plan is intended to be a qualified plan under Section 401(a) of the Internal Revenue Code of 1986 (the Code), and contains a qualified cash or deferred arrangement as described under Section 401(k) of the Code. Pursuant to the CASH Plan, eligible participants may elect to contribute a percentage of their base compensation. The Company may make matching contributions under the CASH plan. The matching contributions to the CASH Plan totaled approximately $14 million, $13 million and $13 million for the fiscal years ended March 31, 2008, 2007 and 2006, respectively. In addition, the Company may make discretionary contributions of Company common stock to the CASH Plan. Charges for the discretionary contributions to the CASH plan totaled approximately $18 million, $24 million and $0 for the fiscal years ended March 31, 2008, 2007 and 2006, respectively.

Note 12 — Rights Plan
Each outstanding share of the Company’s common stock carries a Stock Purchase Right issued under the Company’s Stockholder Protection Rights Agreement, dated October 16, 2006 (the Rights Agreement). Under certain circumstances, each right may be exercised to purchase one one-thousandth of a share of Participating Preferred Stock, Class A, for $100. Under certain circumstances, following (i) the acquisition of 20% or more of the Company’s outstanding common stock by an Acquiring Person as defined in the Rights Agreement (Walter Haefner and his affiliates and associates are “grandfathered” under this provision so long as their aggregate ownership of Common Stock does not exceed approximately 126,562,500 shares), or (ii) the commencement of a tender offer or exchange offer that would result in a person or group owning 20% or more of the Company’s outstanding common stock, each right, other than rights held by an Acquiring Person, may be exercised to purchase common stock of the Company or a successor company with a market value of twice the $100 exercise price, provided that the rights will not be triggered by a Qualifying Offer, as defined in the Rights Agreement, if holders of at least 10 percent of the outstanding shares of the Company’s common stock request that a special meeting of stockholders be convened for the purpose of exempting such offer from the Rights Agreement, and thereafter the stockholders vote at such meeting to exempt such Qualifying Offer from the Rights Agreement. The rights, which are redeemable by the Company at one cent per right, expire November 30, 2009.

Note 13 — Subsequent Events
Fiscal 1999 Senior Notes
In April 2008, the Company paid the $350 million portion of the fiscal 1999 Senior Notes that was due and payable at that time. Subsequent to this scheduled payment, there were no further amounts due under this issuance.

SCHEDULE II

CA, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

		ADDITIONS/
		(DEDUCTIONS)
		CHARGED/
	BALANCE AT	(CREDITED) TO		BALANCE
DESCRIPTION	BEGINNING	COSTS AND		AT END
(IN MILLIONS)	OF PERIOD	EXPENSES	DEDUCTIONS[1]	OF PERIOD

Allowance for doubtful accounts
Year ended March 31, 2008	$37	$22	$(28)	$31
Year ended March 31, 2007	$45	$11	$(19)	$37
Year ended March 31, 2006	$88	$(18)	$(25)	$45

1	Write-offs and recoveries of amounts against allowance provided.

This concludes the Form 10-K portion of the Annual Report.