Form 10-Q
period 2008-06-30
CA, INC.
filed 2008-08-01
CIK 356028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐     No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding
Common Stock par value $0.10 per share	as of July 25, 2008 518,253,675

CA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
CA, Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of CA, Inc. and subsidiaries as of June 30, 2008, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended June 30, 2008 and 2007. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with standards established by the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CA, Inc. and subsidiaries as of March 31, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated May 23, 2008, which contains an explanatory paragraph relating to the adoption, effective April 1, 2007, of the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 and an explanatory paragraph relating to the Company’s change, during the fourth quarter of fiscal year 2008, of its method of accounting for accounts receivable and unearned revenue on billed and uncollected amounts due from customers from a “net method of presentation” to a “gross method of presentation,” we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ KPMG LLP
New York, New York
August 1, 2008

Item 1.
CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	June 30,	March 31,
	2008	2008
	(unaudited)
ASSETS
CURRENT ASSETS
Cash, cash equivalents and marketable securities	$2,411	$2,796
Trade and installment accounts receivable, net	712	970
Deferred income taxes — current	571	623
Other current assets	124	79

TOTAL CURRENT ASSETS	3,818	4,468
Installment accounts receivable, due after one year, net	185	234
Property and equipment, net of accumulated depreciation of $1,018 and $996, respectively	486	496
Purchased software products, net	157	171
Goodwill	5,341	5,351
Deferred income taxes — noncurrent	283	293
Other noncurrent assets, net	735	743

TOTAL ASSETS	$11,005	$11,756

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt and loans payable	$11	$361
Accounts payable	158	152
Accrued salaries, wages and commissions	265	400
Accrued expenses and other current liabilities	348	439
Deferred revenue (billed or collected) — current	2,389	2,664
Taxes payable, other than income taxes payable — current	41	97
Federal, state and foreign income taxes payable — current	14	59
Deferred income taxes — current	106	106

TOTAL CURRENT LIABILITIES	3,332	4,278
Long-term debt, net of current portion	2,219	2,221
Deferred income taxes — noncurrent	201	200
Deferred revenue (billed or collected) — noncurrent	1,042	1,036
Federal, state and foreign income taxes payable — noncurrent	195	225
Other noncurrent liabilities	87	87

TOTAL LIABILITIES	7,076	8,047

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 10,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock, $0.10 par value, 1,100,000,000 shares authorized; 589,695,081 and 589,695,081 shares issued; 513,424,834 and 509,782,514 shares outstanding, respectively	59	59
Additional paid-in capital	3,510	3,566
Retained earnings	2,352	2,173
Accumulated other comprehensive loss	(95)	(101)
Treasury stock, at cost, 76,270,247 shares and 79,912,567 shares, respectively	(1,897)	(1,988)

TOTAL STOCKHOLDERS’ EQUITY	3,929	3,709

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,005	$11,756

See accompanying Notes to the Condensed Consolidated Financial Statements.

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except per share amounts)

	For the Three
	Months Ended
	June 30,
	2008	2007
REVENUE
Subscription and maintenance revenue	$965	$907
Professional services	93	93
Software fees and other	29	25

TOTAL REVENUE	1,087	1,025

EXPENSES
Costs of licensing and maintenance	75	66
Costs of professional services	79	95
Amortization of capitalized software costs	31	29
Selling and marketing	297	306
General and administrative	122	132
Product development and enhancements	123	129
Depreciation and amortization of other intangible assets	36	39
Other expenses, net	12	6
Restructuring and other	4	12

TOTAL EXPENSES BEFORE INTEREST AND INCOME TAXES	779	814

Income before interest and income taxes	308	211
Interest expense, net	4	14

Income before income taxes	304	197
Income tax expense	104	68

NET INCOME	$200	$129

BASIC INCOME PER SHARE	$0.39	$0.25

Basic weighted average shares used in computation	512	525
DILUTED INCOME PER SHARE	$0.37	$0.24

Diluted weighted average shares used in computation	537	551
See accompanying Notes to the Condensed Consolidated Financial Statements.

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	For the Three Months
	Ended June 30,
	2008	2007
OPERATING ACTIVITIES:
Net income	$200	$129
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	67	68
Deferred income taxes	62	38
Non-cash share based compensation expense and defined contribution plan	31	27
Loss on sale and disposal of assets	2	4
Foreign currency transaction losses (gains) — before taxes	11	(6)
Changes in other operating assets and liabilities, net of effect of acquisitions:
Decrease in trade and current installment accounts receivable, net	245	190
Decrease in noncurrent installment accounts receivable, net	38	43
Decrease in deferred revenue (billed or collected) — current and noncurrent	(252)	(175)
Decrease in taxes payable, net	(151)	(197)
Decrease in accounts payable, accrued expenses and other	(42)	(57)
Decrease in accrued salaries, wages and commissions	(98)	(64)
Restructuring and other, net	(37)	(23)
Changes in other operating assets and liabilities	(22)	10

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	54	(13)
INVESTING ACTIVITIES:
Acquisitions, primarily goodwill, purchased software, and other intangible assets, net of cash acquired	(20)	(16)
Settlements of purchase accounting liabilities	(1)	(3)
Purchases of property and equipment	(23)	(23)
Proceeds from sale of assets	—	27
Purchases of marketable securities, net	—	(4)
Decrease in restricted cash	3	1
Capitalized software development costs	(34)	(25)

NET CASH USED IN INVESTING ACTIVITIES	(75)	(43)
FINANCING ACTIVITIES:
Dividends paid	(21)	(21)
Purchases of treasury stock (common stock)	—	(500)
Debt repayments	(352)	(3)
Exercise of common stock options and other	5	8

NET CASH USED IN FINANCING ACTIVITIES	(368)	(516)
DECREASE IN CASH AND CASH EQUIVALENTS BEFORE EFFECT OF EXCHANGE RATE CHANGES ON CASH	(389)	(572)
Effect of exchange rate changes on cash	4	26

DECREASE IN CASH AND CASH EQUIVALENTS	(385)	(546)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,795	2,275

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,410	$1,729

See accompanying Notes to the Condensed Consolidated Financial Statements.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)
NOTE A — BASIS OF PRESENTATION
The accompanying unaudited Condensed Consolidated Financial Statements of CA, Inc. (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal, recurring nature.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, these estimates may ultimately differ from actual results.
Operating results for the three-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009. For further information, refer to the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 (2008 Form 10-K).
Basis of Revenue Recognition:
The Company generates revenue from the following primary sources: (1) licensing software products; (2) providing customer technical support (referred to as “maintenance”); and (3) providing professional services, such as consulting and education. Revenue is recorded net of applicable sales taxes.
The Company recognizes revenue pursuant to the requirements of Statement of Position (SOP) 97-2, “Software Revenue Recognition,” issued by the American Institute of Certified Public Accountants, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” In accordance with SOP 97-2, the Company begins to recognize revenue from licensing and maintenance when all of the following criteria are met: (1) the Company has evidence of an arrangement with a customer; (2) the Company delivers the products; (3) license agreement terms are fixed or determinable and free of contingencies or uncertainties that may alter the agreement such that it may not be complete and final; and (4) collection is probable.
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
Under the Company’s subscription model, implemented in October 2000, software license agreements typically combine the right to use specified software products, the right to maintenance, and the right to receive unspecified future software products for no additional fee during the term of the agreement. Under these subscription licenses, once all four of the above-noted revenue recognition criteria are met, the Company is required under GAAP to recognize revenue ratably over the term of the license agreement.
For license agreements signed prior to October 2000, once all four of the above-noted revenue recognition criteria were met, software license fees were recognized as revenue generally when the software was delivered to the customer, or “up-front” (as the contracts did not include a right to unspecified future software products), and the maintenance fees were deferred and subsequently recognized as revenue over the term of the license. Under the Company’s current business model, a relatively small amount of the Company’s revenue from software licenses is recognized on an up-front basis, subject to meeting the same revenue recognition criteria in accordance with SOP 97-2 as described above. Software fees from such licenses are recognized up-front and are reported in the “Software fees and other” line item in the Condensed Consolidated Statements of Operations. Maintenance fees from such licenses are recognized ratably over the term of the license and are recorded on the “Subscription and maintenance revenue” line item in the Condensed Consolidated Statements of Operations. License agreements with software fees that are

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)
recognized up-front do not include the right to receive unspecified future software products. However, in the event such license agreements are executed within close proximity or in contemplation of other license agreements that are signed under the Company’s subscription model with the same customer, the licenses together may be considered a single multi-element agreement, and all such revenue is required to be recognized ratably and is recorded as “Subscription and maintenance revenue” in the Condensed Consolidated Statements of Operations.
Since the Company implemented its subscription model in October 2000, the Company’s practice with respect to newly acquired products with established vendor specific objective evidence (VSOE) of fair value has been to record revenue initially on the acquired company’s systems, generally under an up-front model; and, starting within the first fiscal year after the acquisition, to enter new licenses for such products under its subscription model, following which revenue is recognized ratably and recorded as “Subscription and maintenance revenue.” In some instances, the Company sells newly developed and recently acquired products on an up-front model. The software license fees from these contracts are presented as “Software fees and other.” Selling such licenses under an up-front model may result in higher total revenue in a current reporting period than if such licenses were based on the Company’s subscription model and the associated revenue recognized ratably.
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
Revenue from sales to distributors, resellers, and value-added resellers commences when all four of the SOP 97-2 revenue recognition criteria noted above are met and when these entities sell the software product to their customers. This is commonly referred to as the sell-through method. Revenue from the sale of products to distributors, resellers and value-added resellers that include licensing terms that provide the right for the end-users to receive certain unspecified future software products is recognized on a ratable basis.
In the second quarter of fiscal year 2008, the Company decided that certain products sold through tier two distributors will no longer be licensed with terms entitling the customer to receive unspecified future software products. As such, license revenue from these sales where the Company has established VSOE for maintenance is recognized on an up-front basis using the residual method and is reflected as “Software fees and other,” with maintenance revenue being deferred and recognized ratably.
For further information, refer to the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s 2008 Form 10-K.
Cash Dividends:
In June 2008, the Company’s Board of Directors declared a quarterly cash dividend of $0.04 per share. The dividend totaled approximately $21 million and was paid on June 27, 2008 to stockholders of record at the close of business on June 17, 2008.
In June 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.04 per share. The dividend totaled approximately $21 million and was paid on June 29, 2007 to stockholders of record at the close of business on June 22, 2007.
Cash, Cash Equivalents and Marketable Securities:
The Company’s cash, cash equivalents and marketable securities balances are held in numerous locations throughout the world, with approximately 65% residing outside the United States at June 30, 2008. Marketable securities were approximately $1 million at both June 30, 2008 and March 31, 2008.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)
Restricted Cash:
The Company’s insurance subsidiary requires a minimum restricted cash balance of $50 million. In addition, the Company has other restricted cash balances, including cash collateral for letters of credit. The total amount of restricted cash was approximately $59 million and $62 million as of June 30, 2008 and March 31, 2008, respectively, and is included in the “Other noncurrent assets, net” line item in the Condensed Consolidated Balance Sheets.
Deferred Revenue (Billed or Collected):
The Company accounts for unearned revenue on billed amounts due from customers on a “gross method” of presentation. Under the gross method, unearned revenue on billed installments (collected or uncollected) is reported as deferred revenue in the liability section of the balance sheet. The components of “Deferred revenue (billed or collected) — current ” and “Deferred revenue (billed or collected) — noncurrent ” as of June 30, 2008 and March 31, 2008 are as follows:

	June 30,	March 31,
	2008	2008
	(in millions)
Current:
Subscription and maintenance	$2,178	$2,455
Professional services	172	166
Financing obligations	39	43

Total deferred revenue (billed or collected) — current	2,389	2,664

Noncurrent:
Subscription and maintenance	1,009	1,001
Professional services	22	22
Financing obligations	11	13

Total deferred revenue (billed or collected) - noncurrent	1,042	1,036

Total deferred revenue (billed or collected)	$3,431	$3,700

Deferred revenue (billed or collected) excludes unrealized revenue from contractual obligations that will be billed by the Company in future periods.
Concentration of Credit Risk:
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of marketable securities, derivatives and accounts receivable. Amounts included in accounts receivable expected to be collected from customers, as disclosed in Note E, “Trade and Installment Accounts Receivable,” have limited exposure to concentration of credit risk due to the diverse customer base and geographic areas covered by operations. Unbilled amounts due under our prior business model that are expected to be collected from customers include one large IT outsourcer with a license arrangement that extends through fiscal year 2012 with a net unbilled receivable balance of approximately $278 million.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)
Statement of Cash Flows:
For the three-month periods ended June 30, 2008 and 2007, interest payments were $50 million and $59 million, respectively, and income taxes paid were $108 million and $139 million, respectively.
In June 2007, the Company entered into an Accelerated Share Repurchase program (ASR) with a third-party financial institution and paid $500 million to repurchase shares of its common stock. In the first quarter of fiscal year 2008, the Company purchased approximately 16.9 million shares under the ASR. Based on the terms of the agreement between the Company and the third-party financial institution, the Company received approximately 3.0 million additional shares of its common stock at the conclusion of the program in November 2007 at no additional cost. The average price paid under the Accelerated Share Repurchase program was $25.13 per share and total shares repurchased were approximately 19.9 million. The $500 million paid in June 2007 under the ASR is included in cash used in financing activities in the Company’s Condensed Consolidated Statement of Cash Flows for the three-month period ended June 30, 2007 and is recorded as treasury stock in the stockholders’ equity section of the Condensed Consolidated Balance Sheets at June 30, 2008 and March 31, 2008.
Non-cash financing activities for the three-month periods ended June 30, 2008 and 2007 consisted of treasury shares issued in connection with the following: share-based incentive awards issued under the Company’s equity compensation plans of approximately $50 million (net of approximately $24 million of withholding taxes) and $38 million (net of approximately $13 million of withholding taxes), respectively; the Company’s Employee Stock Purchase Plan of approximately $17 million in each period; and discretionary stock contributions to the CA, Inc. Savings Harvest Plan of approximately $19 million and $22 million, respectively.
During the first quarter of fiscal 2009, the Company received a duplicate payment of $23 million from a customer, which is included in cash flows from operating activities in the Company’s Condensed Consolidated Statement of Cash Flows for the three-month period ended June 30, 2008. This duplicate payment was returned in the second quarter of fiscal 2009.
Adoption of new accounting principles:
Effective April 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” as modified by the Financial Accounting Standards Board (FASB) Staff Position (FSP) Financial Accounting Standard (FAS) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. FSP FAS 157-1 removes leasing from the scope of SFAS No. 157. FSP FAS 157-2 delays the effective date of SFAS No. 157 from the Company’s fiscal year ending March 31, 2009 to the Company’s fiscal year ending March 31, 2010 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).
The provisions of SFAS No. 157 as amended by FSP FAS 157-1 were applied prospectively to fair value measurements and disclosures for financial assets and financial liabilities recognized or disclosed at fair value in the financial statements. The adoption of these Statements did not have an effect on the Company’s consolidated results of operations or financial position, or a material effect on related disclosures of fair value measurements for the first quarter of fiscal year 2009. While the Company does not expect the adoption of this Statement to have a material effect on its consolidated results of operations or financial position in subsequent reporting periods, the Company will continue to monitor any additional implementation guidance that is issued that addresses the fair value measurements for certain

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)
financial assets, and non-financial assets and non-financial liabilities not disclosed at fair value in the financial statements on at least an annual basis as required by SFAS No. 157.
Effective April 1, 2008, the Company adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. In accordance with SFAS No. 159 implementation options, the Company chose not to elect the fair value option for its financial assets and liabilities that had not been previously measured at fair value. Therefore, material financial assets and liabilities, such as the Company’s short and long-term debt obligations, are reported at their historical carrying amounts.
Effective April 1, 2008, the Company elected to adopt the provisions of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.” SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of SFAS No. 161 did not have an effect on the Company’s consolidated results of operations or financial position, or a material effect on related disclosures of fair value measurements for the first quarter of fiscal year 2009.
Reclassification and revisions:
Certain prior year balances have been reclassified to conform to the current period’s presentation as described below.
Effective with the filing of the Company’s 2008 Form10-K, the Company revised its Consolidated Statement of Operations in order to provide further clarity into its financial results. The Company has modified its financial statements to identify certain costs of sales on the Condensed Consolidated Statement of Operations. The Company continues to report “Amortization of capitalized software costs” and “Costs of professional services” as separate line items on the Condensed Consolidated Statements of Operations and has now added a new line item entitled “Costs of licensing and maintenance.” Costs of licensing and maintenance includes technical support costs (previously reported as part of “Product development and enhancements”), royalties (previously reported as part of “Commissions, royalties and bonuses”), and other manufacturing and distribution costs (previously included within “Selling, general and administrative”). The Company has also modified its financial statements by separating “Selling and marketing” costs from “Selling, general and administrative” costs and “Commissions, royalties and bonuses” costs. The remaining unallocated amounts previously reported under “Selling, general and administrative” and “Commissions, royalties and bonuses” have been included within “General and administrative” expenses.
Effective with the filing of this first quarter of fiscal year 2009 Quarterly Report on Form 10-Q, the Company further refined the classification of certain costs reported on its Condensed Consolidated Statement of Operations to better reflect the allocation of various expenses and to better align the Company’s reported financial statements with the Company’s internal view of its business performance. This refinement affected the amounts reported in the “Costs of licensing and maintenance,” “Costs of professional services,” “Selling and marketing,” “General and administrative” and “Product development and enhancements” line items. Total expenses before income taxes and net income were not affected by these reclassifications.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)
To maintain consistency and comparability, the Company reclassified prior-year amounts to conform to the current-year Condensed Consolidated Statement of Operations presentation. These expense reclassifications had no effect on previously reported total expenses or total revenue.
The following table summarizes the expense section of the Company’s Condensed Consolidated Statements of Operations for the reported prior period indicated, giving effect to the reclassifications described above.

	Three Months
	Ended June 30, 2007
	Previously
	Reported(1)	Revised
	(in millions)
Costs of licensing and maintenance	$—	$66
Costs of professional services	90	95
Amortization of capitalized software costs	29	29
Selling and marketing	—	306
Selling, general and administrative	392	—
General and administrative	—	132
Product development and enhancements	171	129
Commissions, royalties and bonuses	75	—
Depreciation and amortization of other intangible assets	39	39
Other expenses, net	6	6
Restructuring and other	12	12

Total expenses before interest and taxes	$814	$814

(1)	As reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
NOTE B — COMPREHENSIVE INCOME
Comprehensive income includes net income and foreign currency translation adjustments. The components of comprehensive income for the three-month periods ended June 30, 2008 and 2007 are as follows:

	Three Months
	Ended June 30,
	2008	2007
	(in millions)
Net income	$200	$129
Foreign currency translation adjustments	6	(4)

Total comprehensive income	$206	$125

NOTE C — INCOME PER SHARE
Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted income per share is computed by dividing (i) the sum of net income and the after-tax amount of interest expense recognized in the period associated with outstanding dilutive Convertible Senior Notes by (ii) the sum of the weighted average number of common shares outstanding for the period and the weighted average dilutive common share equivalents.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)
For the three-month periods ended June 30, 2008 and 2007, approximately 12 million and 14 million of restricted stock awards and options to purchase common stock, respectively, were excluded from the calculation, as their effect on income per share was anti-dilutive during the respective periods.

	Three Months
	Ended June 30,
	2008	2007
	(in millions, except per share
	amounts)
Net income	$200	$129
Interest expense associated with Convertible Senior Notes, net of tax	1	1

Numerator in calculation of diluted income per share	$201	$130

Weighted average shares outstanding and common share equivalents
Weighted average common shares outstanding	512	525
Weighted average shares outstanding upon conversion of Convertible Senior Notes	23	23
Weighted average equity awards outstanding	2	3

Denominator in calculation of diluted income per share	537	551

Diluted income per share	$0.37	$0.24

NOTE D — ACCOUNTING FOR SHARE-BASED COMPENSATION
Effective April 1, 2005, the Company adopted, under the modified retrospective basis, the provisions of SFAS No. 123(R), “Share-based payment,” which requires share-based awards exchanged for employee services to be accounted for under the fair value method. Accordingly, share-based compensation cost is measured at the grant date, based on the fair value of the award. The Company uses the straight-line attribution method to recognize share-based compensation costs related to awards with only service conditions. The expense is recognized over the employee’s requisite service period (generally the vesting period of the award).
The Company recognized share-based compensation in the following line items on the Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months
	Ended June 30,
	2008	2007
	(in millions)
Costs of professional services	$1	$1
Costs of licensing and maintenance	1	1
Selling and marketing	6	3
General and administrative	9	10
Product development and enhancements	8	6

Share-based compensation expense before tax	25	21
Income tax benefit	9	7

Net share-based compensation expense	$16	$14

There were no capitalized share-based compensation costs at June 30, 2008 or 2007.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)
The following table summarizes information about unrecognized share-based compensation costs as of June 30, 2008:

		Weighted
	Unrecognized	Average Period
	Compensation	Expected to be
	Costs	Recognized
	(in millions)	(in years)
Stock option awards	$6	1.1
Restricted stock units	11	1.7
Restricted stock awards	86	1.5
Performance share units	42	1.5

Total unrecognized share-based compensation costs	$145	1.5

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
Additional information relating to the Company’s other Plans which have been approved by stockholders and a description of the awards issued under these Plans can be found in Note 10, “Stock Plans” in the Company’s 2008 Form 10-K.
Under the Company’s long-term incentive program for fiscal years 2009, 2008 and 2007, senior executives were issued PSUs under which they are eligible to receive RSAs or RSUs and unrestricted shares at the end of the performance period if certain performance targets are achieved. Quarterly, PSU values are marked to the closing price of the Company’s common stock on the last trading day of the quarter until the PSUs are granted. Compensation costs for the PSUs are amortized over the requisite service periods based on the expected level of achievement of the performance targets. At the conclusion of the performance periods for the fiscal year 2009 1-year and 3-year PSUs and the performance period for the fiscal year 2008 and 2007 3-year PSUs, the applicable number of shares of RSAs or RSUs or unrestricted stock granted may vary based upon the level of achievement of the performance targets and the approval of the Committee (which has discretion to reduce any award for any reason). The related compensation cost recognized will be based on the number of shares granted and the closing stock price on the day of grant.
The 1-year PSUs under the fiscal year 2008 and 2007 long term incentive plans were granted in the first quarter of fiscal years 2009 and 2008, respectively. The 3-year PSUs under the fiscal 2006 long term incentive plan were granted in the first quarter of fiscal 2009. The table below summarizes the RSAs and RSUs granted under these PSUs:

		RSAs		RSUs
			Weighted			Weighted
Incentive Plans	Performance	Shares	Average Grant	Shares		Average Grant
for Fiscal Years	Period	(millions)	Date Fair Value	(millions)		Date Fair Value

2008	1-year	1.8	$26.04	—	(1)	$25.96
2007	1-year	0.9	$26.45	—	(1)	$26.38
2006	3-year	0.4	$25.80	—		N/A

(1)	Shares granted amounted to less than 0.1 million
When the Company grants a stock option award, the fair value of the option is estimated at the grant date using the Black-Scholes option pricing model, consistent with the provisions of SFAS No. 123(R) and the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 107, “Interaction Between FASB

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)
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
For the three-month period ended June 30, 2008, the Company did not issue options. For the three-month period ended June 30, 2007, the Company issued options covering fewer than 0.1 million shares of common stock. The weighted average fair value and assumptions used for options granted in the three-month period ended June 30, 2007 were: fair value, $7.84; dividend yield, 0.62%; expected volatility factor, 0.28; risk-free interest rate, 5.1%; and expected term, 4.5 years.
The table below summarizes the RSUs and RSAs, including grants provided pursuant to the long term incentive plans, granted during the three-month periods ended June 30, 2008 and 2007:

	Three Months
	Ended June 30,
	2008	2007
	(shares in millions)
RSUs
Shares	0.3	0.2
Weighted Avg. Grant Date Fair Value	$24.38	$25.21
RSAs
Shares	3.8	2.5
Weighted Avg. Grant Date Fair Value	$25.34	$25.93
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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)

	June 30,	March 31,
	2008	2008
	(in millions)
Current:
Accounts receivable	$556	$817
Other receivables	102	107
Unbilled amounts due within the next 12 months — prior business model	101	103
Less: Allowance for doubtful accounts	(30)	(30)
Less: Unamortized discounts	(17)	(27)

Net trade and installment accounts receivable — current	$712	$970

Noncurrent:
Unbilled amounts due beyond the next 12 months — prior business model	$188	$239
Less: Allowance for doubtful accounts	—	(1)
Less: Unamortized discounts	(3)	(4)

Net installment accounts receivable — noncurrent	$185	$234

During the first quarter of fiscal year 2008, the Company transferred its rights and interest in future committed installments under a software license agreement to a third party financial institution with an aggregate contract value of approximately $7 million, for which the cash was received in the second quarter of fiscal year 2008. The Company did not have similar transactions during the first quarter of fiscal year 2009. As of June 30, 2008 and March 31, 2008, the aggregate remaining amounts due to the third party financing institutions included within “Deferred revenue (billed or collected)” were approximately $50 million and $56 million, respectively. The financing agreements may contain limited recourse provisions with respect to the Company’s continued performance under the license agreements. Based on historical experience, the Company believes that any liability which may be incurred as a result of these limited recourse provisions is remote.
NOTE F — IDENTIFIED INTANGIBLE ASSETS
In the table below, capitalized software includes both purchased and internally developed software costs; other identified intangible assets includes both purchased customer relationships and trademarks/trade name costs. Internally developed capitalized software costs and other identified intangible asset costs are included in “Other noncurrent assets, net” on the Condensed Consolidated Balance Sheets.
The gross carrying amounts and accumulated amortization for identified intangible assets are as follows:

	As of June 30, 2008
	Gross	Accumulated	Net
	Assets	Amortization	Assets
	(in millions)
Capitalized software:
Purchased	$4,834	$4,677	$157
Internally developed	773	480	293
Other identified intangible assets subject to amortization	660	402	258
Other identified intangible assets not subject to amortization	14	—	14

Total	$6,281	$5,559	$722

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)

	As of March 31, 2008
	Gross	Accumulated	Net
	Assets	Amortization	Assets
	(in millions)
Capitalized software:
Purchased	$4,833	$4,662	$171
Internally developed	742	466	276
Other identified intangible assets subject to amortization	660	389	271
Other identified intangible assets not subject to amortization	14	—	14

Total	$6,249	$5,517	$732

For the first three months of fiscal years 2009 and 2008, amortization of capitalized software costs was $31 million and $29 million, respectively, and amortization of other identified intangible assets was $13 million and $18 million, respectively.
Based on the identified intangible assets recorded through June 30, 2008, annual amortization expense is expected to be as follows:

	Year Ended March 31,
	2009	2010	2011	2012	2013
	(in millions)
Capitalized software:
Purchased	$53	$42	$31	$20	$13
Internally developed	68	75	65	49	35
Other identified intangible assets subject to amortization	53	52	51	31	25

Total	$174	$169	$147	$100	$73

The carrying value of goodwill was $5.341 billion and $5.351 billion as of June 30, 2008 and March 31, 2008, respectively. During the three-month period ended June 30, 2008, goodwill decreased by approximately $10 million, primarily due to tax settlements relating to the Company’s prior acquisitions.
NOTE G — RESTRUCTURING AND OTHER
Restructuring:
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
In April 2008, the Company announced additional cost reduction and restructuring actions relating to the fiscal 2007 plan. The objectives were expanded to include additional workforce reductions, global facilities consolidations and other cost reduction initiatives with an expected additional cost of $75 million to $100 million, bringing the total pre-tax restructuring charges for the fiscal 2007 plan to $275 million to $300 million. Through June 30, 2008, the Company has incurred approximately $245 million in expenses under the fiscal 2007 plan.
Severance: The Company currently estimates a reduction in workforce of approximately 2,800 individuals under the fiscal 2007 plan, including approximately 300 positions from the divestitures of consolidated majority-owned subsidiaries considered joint ventures during the fiscal year ended March 31, 2007. The termination benefits the Company has offered in connection with this workforce reduction are substantially the same as the benefits the Company has provided historically for non-performance-based workforce reductions, and in certain countries have been provided based upon prior experiences with the restructuring plan announced in July 2005 (the fiscal 2006 plan) as described below. These costs have been recognized in

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)
accordance with SFAS No. 112, “Employers Accounting for Post Employment Benefits, an Amendment of FASB Statements No. 5 and 43”. Enhancements to termination benefits that exceed past practice are recognized as incurred in accordance with SFAS No. 146, “Accounting for Costs Associated With Exit or Disposal Activities.” For the first quarter of fiscal year 2009, the Company recorded a reduction of approximately $6 million in severance costs principally relating to changes in estimates associated with favorable settlements and redeployments of certain international employees, partially offset by additional terminations in North America. The Company anticipates total severance for the fiscal 2007 plan will cost approximately $200 million to $215 million, the remainder of which the Company expects to recognize in the fiscal year ending March 31, 2009. Final payment of these amounts is dependent upon settlement with the works councils in certain international locations. The plans associated with the balance of the reductions in workforce are still being finalized and the associated charges will be recorded once the actions are approved by management.
Facilities Abandonment: The Company recorded the costs associated with lease termination or abandonment when the Company ceased to utilize the leased property. Under SFAS No. 146, the liability associated with lease termination or abandonment is measured as the present value of the total remaining lease costs and associated operating costs, less probable sublease income. The Company accretes its obligations related to facilities abandonment to the then-present value and, accordingly, recognizes accretion expense as a restructuring expense in future periods. The Company incurred approximately $8 million of charges related to abandoned properties during the first quarter of fiscal year 2009. The Company anticipates the facilities abandonment portion of the fiscal 2007 plan will cost approximately $75 million to $85 million, the remainder of which the Company expects to recognize in the fiscal year ending March 31, 2009.
For the quarter ended June 30, 2008, restructuring activity under the fiscal 2007 plan was as follows:

		Facilities
	Severance	Abandonment
	(in millions)
Accrued balance as of March 31, 2008	$93	$27
(Reductions) additions	(6)	8
Payments	(32)	(6)

Accrued balance as of June 30, 2008	$55	$29

The liability balance for the severance portion of the remaining reserve is included in the “Accrued salaries, wages and commissions” line on the Condensed Consolidated Balance Sheets. The liability for the facilities abandonment portion of the remaining reserve is included in the “Accrued expenses and other current liabilities” line item on the Condensed Consolidated Balance Sheets. The net costs are included in the “Restructuring and other” line item on the Condensed Consolidated Statements of Operations for the period ended June 30, 2008.
Fiscal 2006 Plan: In July 2005, the Company announced the fiscal 2006 plan to increase efficiency and productivity and to more closely align its investments with strategic growth opportunities.
Accrued restructuring costs as of June 30, 2008 associated with the fiscal 2006 plan were $11 million, comprised of $1 million for severance accruals which is included in the “Accrued salaries, wages and commissions” line item on the Condensed Consolidated Balance Sheets and $10 million for facilities abandonment accruals which is included in the “Accrued expenses and other current liabilities” line item on the Condensed Consolidated Balance Sheets.
There were no additions to or payments made against the accrued restructuring costs associated with the fiscal 2006 plan during the first quarter of fiscal 2009.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)
NOTE H — INCOME TAXES
Income tax expense for the quarter ended June 30, 2008 was $104 million compared with a tax expense of $68 million for the quarter ended June 30, 2007. During the quarter ended June 30, 2008, the Company settled a U.S. federal income tax audit for the fiscal years 2001 through 2004, which resulted in a decrease in the liability for uncertain tax positions of $55 million. As a result of this settlement, during the quarter, the Company recognized a tax benefit of $11 million and a reduction of goodwill by $10 million, with the remainder offset against existing tax refund claims and deferred tax assets previously recorded.
NOTE I — COMMITMENTS AND CONTINGENCIES
Certain legal proceedings in which we are involved are discussed in Note 8, “Commitments and Contingencies,” in the Notes to the Consolidated Financial Statements included in the Company’s 2008 Form 10-K. The following discussion should be read in conjunction with the 2008 Form 10-K.
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
In addition, in May 2003, a class action lawsuit captioned John A. Ambler v. Computer Associates International, Inc., et al. was filed in the Federal Court. The complaint in this matter, a purported class action on behalf of the CA Savings Harvest Plan (the CASH Plan) and the participants in, and beneficiaries of, the CASH Plan for a class period from March 30, 1998 through May 30, 2003, asserted claims of breach of fiduciary duty under the federal Employee Retirement Income Security Act (ERISA). The named defendants were the Company, the Company’s Board of Directors, the CASH Plan, the Administrative Committee of the CASH Plan, and the following current or former employees and/or former directors of the Company: Messrs. Wang, Kumar, Zar, Artzt, Peter A. Schwartz, and Charles P. McWade; and various unidentified alleged fiduciaries of the CASH Plan. The complaint alleged that the defendants breached their fiduciary duties by causing the CASH Plan to invest in Company securities and sought damages in an unspecified amount.
A stockholder derivative lawsuit was filed by Charles Federman against certain current and former directors of the Company, based on essentially the same allegations as those contained in the February and March 2002 stockholder lawsuits discussed above. This action was commenced in April 2002 in the Delaware Chancery Court, and an amended complaint was filed in November 2002. The defendants named in the amended complaint were current Company director The Honorable Alfonse M. D’Amato and former Company directors Shirley Strum Kenny and Messrs. Wang, Kumar, Artzt, Willem de Vogel, Richard Grasso, Roel Pieper, and Lewis S. Ranieri. The Company was named as a nominal defendant. The derivative suit alleged breach of fiduciary duties on the part of all the individual defendants and, as against the former management director defendants, insider trading on the basis of allegedly misappropriated confidential, material information. The amended complaint sought an accounting and recovery on behalf of the Company of an unspecified amount of damages, including recovery of the profits allegedly realized from the sale of Common Stock.
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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)
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
Derivative Actions Filed in 2004
In June and July 2004, three purported derivative actions were filed in the Federal Court by Ranger Governance, Ltd. (Ranger), Bert Vladimir and Irving Rosenzweig against certain current or former employees and/or directors of the Company (the Derivative Actions). In November 2004, the Federal Court issued an order consolidating the Derivative Actions. The plaintiffs filed a consolidated amended complaint (the Consolidated Complaint) on January 7, 2005. The Consolidated Complaint names as defendants Messrs. Wang, Kumar, Zar, Artzt, D’Amato, Stephen Richards, Ranieri and Steven Woghin; David Kaplan, David Rivard, Lloyd Silverstein; Michael A. McElroy; Messrs. McWade and Schwartz; Gary Fernandes; Robert E. La Blanc; Jay W. Lorsch; Kenneth Cron; Walter P. Schuetze; Messrs. de Vogel and Grasso; Roel Pieper; KPMG LLP; and Ernst & Young LLP. The Company is named as a nominal defendant. The Consolidated Complaint seeks from one or more of the defendants (1) contribution towards the consideration the Company had previously agreed to provide current and former stockholders in settlement of certain class action litigation commenced against the Company and certain officers and directors in 1998 and 2002 (see “— Stockholder Class Action and Derivative Lawsuits Filed Prior to 2004”), (2) compensatory and consequential damages in an amount not less than $500 million in connection with the investigations giving rise to the deferred prosecution agreement (DPA) entered into between the Company and the United States Attorney’s Office (USAO) in 2004 and a consent to enter into a final judgment (Consent Judgment) in a parallel proceeding brought by the Securities and Exchange Commission (SEC) regarding certain of the Company’s past accounting practices, including its revenue recognition policies and procedures during certain periods prior to the

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)
adoption of the Company’s new business model (as described in the Company’s Annual Report on Form 10-K) in October 2000 (In May 2007, based upon the Company’s compliance with the terms of the DPA, the Federal Court ordered dismissal of the charges that had been filed against the Company in connection with the DPA and the DPA expired. The injunctive provisions of the Consent Judgment permanently enjoining the Company from violating certain provisions of the federal securities laws remain in effect). (3) unspecified relief for violations of Section 14(a) of the Exchange Act for alleged false and material misstatements made in the Company’s proxy statements issued in 2002 and 2003, (4) relief for alleged breach of fiduciary duty, (5) unspecified compensatory, consequential and punitive damages based upon allegations of corporate waste and fraud, (6) unspecified damages for breach of duty of reasonable care, (7) restitution and rescission of the compensation earned under the Company’s executive compensation plan and (8) pursuant to Section 304 of the Sarbanes-Oxley Act, reimbursement of bonus or other incentive-based equity compensation and alleged profits realized from sales of securities issued by the Company. Although no relief is sought from the Company, the Consolidated Complaint seeks monetary damages, both compensatory and consequential, from the other defendants, including current or former employees and/or directors of the Company, Ernst & Young LLP and KPMG LLP in an amount totaling not less than $500 million.
The consolidated derivative action was stayed pending resolution of the 60(b) Motions, which have been denied (see “—Current Procedural Status of Stockholder Class Action and Derivative Lawsuits Filed Prior to 2004 and Derivative Actions Filed in 2004”). On February 1, 2005, the Company established a Special Litigation Committee of independent members of its Board of Directors to, among other things, control and determine the Company’s response to the Consolidated Complaint and the 60(b) Motions. On April 13, 2007, the Special Litigation Committee issued its reports, which announced the Special Litigation Committee’s conclusions, determinations, recommendations and actions with respect to the claims asserted in the Derivative Actions and in the 60(b) Motions. Also, in response to the Consolidated Complaint, the Special Litigation Committee served a motion which seeks to dismiss and realign the claims and parties in accordance with the Special Litigation Committee’s recommendations. As summarized below, the Special Litigation Committee concluded as follows:
• The Special Litigation Committee has concluded that it would be in the best interests of the Company to pursue certain of the claims against Charles Wang (the Company’s former Chairman and CEO) and former officer Peter Schwartz.
• The Special Litigation Committee has concluded that it would be in the best interests of the Company to pursue certain of the claims against the former Company executives who have pled guilty to various charges of securities fraud and/or obstruction of justice — including David Kaplan (CA’s former head of Financial Reporting), Stephen Richards (the Company’s former head of Worldwide Sales), David Rivard (the Company’s former head of Sales Accounting), Lloyd Silverstein (the Company’s former head of the Global Sales Organization), Steven Woghin (the Company’s former General Counsel) and Ira Zar (the Company’s former CFO). The Special Litigation Committee has determined and directed that these claims be pursued by the Company using counsel retained by the Company, unless the Special Litigation Committee is able to successfully conclude its ongoing settlement negotiations with these individuals.
• The Special Litigation Committee has reached a settlement (subject to court approval) with Sanjay Kumar (the Company’s former Chairman and CEO), Charles McWade (the Company’s former head of Financial Reporting and business development) and Russell Artzt (currently Vice Chairman and Founder and a former member of the Company’s Board of Directors).
• The Special Litigation Committee believes that the claims (the Director Claims) against current and former Company directors Kenneth Cron, Alfonse D’Amato, Willem de Vogel, Gary Fernandes, Richard Grasso, Shirley Strum Kenny, Robert La Blanc, Jay Lorsch, Roel Pieper, Lewis Ranieri, Walter Schuetze and Alex Vieux should be dismissed. The Special Litigation Committee has concluded that these directors did not breach their fiduciary duties and the claims against them lack merit.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)
• The Special Litigation Committee has concluded that it would be in the best interests of the Company to seek dismissal of the claims against the Company’s former independent auditor, Ernst & Young LLP, the Company’s current independent auditors, KPMG LLP and Michael McElroy (the Company’s former senior vice president of the Legal department).
The Special Litigation Committee has served motions which seek dismissal of the Director Claims, the claims against Ernst & Young LLP and KPMG LLP, and Michael McElroy and certain other claims. In addition, the Special Litigation Committee has asked for the Federal Court’s approval for the Company to be realigned as the plaintiff with respect to claims against certain other parties, including Messrs. Wang and Schwartz.
Current Procedural Status of Stockholder Class Action and Derivative Lawsuits Filed Prior to 2004 and Derivative Actions Filed in 2004
By letter dated July 19, 2007, counsel for the Special Litigation Committee advised the Federal Court that the Special Litigation Committee had reached a settlement of the Derivative Actions with two of the three derivative plaintiffs — Bert Vladimir and Irving Rosenzweig. In connection with the settlement, both of these plaintiffs have agreed to support the Special Litigation Committee’s motion to dismiss and to realign. The Company has agreed to pay the attorney’s fees of Messrs. Vladimir and Rosenzweig in an amount up to $525,000 each. If finalized, this settlement would require approval of the Federal Court. On July 23, 2007, Ranger filed a letter with the Federal Court objecting to the proposed settlement. On October 29, 2007, the Federal Court denied the Special Litigation Committee’s motion to dismiss and realign, without prejudice to renewing the motion after a decision by the appellate court regarding the Federal Court’s decisions concerning the 60(b) Motions (see “—Stockholder Class Action and Derivative Lawsuits Filed Prior to 2004 — Background”).
In a memorandum and order dated August 2, 2007, the Federal Court denied all of the 60(b) Motions and reaffirmed the 2003 settlements (the August 2 decision). On August 24, 2007, Ranger and the Wyly Litigants filed notices of appeal of the August 2 decision. On August 16, 2007, the Special Litigation Committee filed a motion to amend or clarify the August 2 decision, and the Company joined that motion. On September 12, 2007 and October 4, 2007, the Federal Court issued opinions denying the motions to amend or clarify. On September 18, 2007, the Wyly Litigants and Ranger filed notices of appeal of the September 12 decision. The Company filed notices of cross-appeal of the September 12 and October 4 decisions on November 2, 2007. On December 3, 2007, Ranger filed a motion to dismiss the Company’s cross-appeals. By Order dated December 7, 2007, all of the appeals and cross-appeals were stayed pending a decision on Ranger’s motion to dismiss. By an Order filed on May 21, 2008, the U.S. Court of Appeals for the Second Circuit denied Ranger’s motion to dismiss, having determined that the Company’s notices of cross-appeal were timely filed. On July 28, 2008, the Wyly Litigants (in the class actions) and Ranger (in the derivative action) served their opening briefs. The remaining briefing schedule for the derivative action appeals and cross-appeals is: (1) combined opening/opposition brief of CA, and briefs of appellees in opposition to Ranger’s appeal, to be served by August 28, 2008; (2) Ranger’s combined opposition/reply brief, and briefs of cross-appellees in opposition to CA’s cross-appeal, to be served by September 29, 2008; and (3) CA’s reply brief to be served by October 13, 2008.
Texas Litigation
On August 9, 2004, a petition was filed by Sam Wyly and Ranger against the Company in the District Court of Dallas County, Texas, seeking to obtain a declaratory judgment that plaintiffs did not breach two separation agreements they entered into with the Company in 2002 (the 2002 Agreements). Plaintiffs seek to obtain this declaratory judgment in order to file a derivative suit on behalf of the Company (see “— Derivative Actions Filed in 2004”). On February 18, 2005, Mr. Wyly filed a separate lawsuit in the United States District Court for the Northern District of Texas (the Texas Federal Court) alleging that he is entitled to attorneys’ fees in connection with the original litigation filed in Texas. The two actions have been consolidated. On March 31, 2005, the plaintiffs amended their complaint to allege a claim that they

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)
were defrauded into entering the 2002 Agreements and to seek rescission of those agreements and damages. On September 1, 2005, the Texas Federal Court granted the Company’s motion to transfer the action to the Federal Court. On November 9, 2007, plaintiffs served a motion to reopen discovery for 90 days to permit unspecified additional document requests and depositions. The Company served its opposition to plaintiffs’ motion on November 16, 2007. The Federal Court has not yet decided the motion.
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
The Company, various subsidiaries, and certain current and former officers have been named as defendants in various other lawsuits and claims arising in the normal course of business. The Company believes that it has meritorious defenses in connection with such lawsuits and claims, and intends to vigorously contest each of them. In the opinion of the Company’s management, the results of these other lawsuits and claims, either individually or in the aggregate, are not expected to have a material adverse effect on the Company’s financial position, annual results of operations, or annual cash flows, although the impact could be material to any interim reporting period.

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statement
This Quarterly Report on Form 10-Q (Form 10-Q) contains certain forward-looking information relating to CA, Inc. (the “Company,” “Registrant,” “CA,” “we,” “our,” or “us”), that is based on the beliefs of, and assumptions made by, our management as well as information currently available to management. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” and similar expressions are intended to identify forward-looking information. Such information includes, for example, the statements made in this Management Discussion and Analysis of Financial Condition and Results of Operations, but also appears in other parts of this Form 10-Q. This forward-looking information reflects our current views with respect to future events and is subject to certain risks, uncertainties, and assumptions, some of which are described under the caption “Risk Factors” in Part I Item 1A and elsewhere in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008. Should one or more of these risks or uncertainties occur, or should our assumptions prove incorrect, actual results may vary materially from those described in this Form 10-Q as anticipated, believed, estimated, or expected. We do not intend to update these forward-looking statements. This MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements.
The product and services names mentioned in this Form 10-Q are used for identification purposes only and may be protected by trademarks, trade names, services marks and/or other intellectual property rights of the Company and/or other parties in the United States and/or other jurisdictions. The absence of a specific attribution in connection with any such mark does not constitute a waiver of any such right. References in this Form 10-Q to fiscal 2009 and fiscal 2008 are to our fiscal years ended on March 31, 2009 and 2008, respectively.
OVERVIEW
We are the world’s leading independent information technology (IT) management software company, helping organizations use IT to better perform, compete, innovate and grow. We help customers govern, manage and secure their entire IT operation — all of the people, information, processes, systems, networks, applications and databases, from a Web service to the mainframe, regardless of the hardware or software they are using.
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
For further discussion of our business and business model see our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 (the 2008 Form 10-K). For further discussion of our Critical Accounting Policies and Business Practices, see “Critical Accounting Policies and Business Practices,” which is included in Item 2 of this Form 10-Q.

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
QUARTERLY UPDATE
•	In April 2008, CA announced that Arthur F. Weinbach was elected to its Board of Directors. Mr. Weinbach also was named to the Board’s Compensation and Human Resources Committee.

•	In April 2008, CA moved its stock exchange listing from The New York Stock Exchange to The NASDAQ® Global Select Market tier of the NASDAQ Stock Market, effective April 28, 2008. CA’s shares of common stock are traded on NASDAQ under the ticker symbol ‘CA’.

•	In June 2008, CA announced eight new and updated solutions that deliver on CA’s Enterprise IT Management (EITM) vision to enable customers to govern, manage and secure their IT environments. CA’s new offerings include products for managing compliance and risk across mainframe and distributed computing environments, and products that build on CA’s latest advances in automation.

•	In June 2008, CA announced that its CA Clarity Project and Portfolio Management (PPM) application was voted “Best Solution: PPM Technology” by the IT professionals attending the 2008 PPM Summit that took place in Orlando, Florida.

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
PERFORMANCE INDICATORS
Management uses several quantitative performance indicators to assess our financial results and condition. Following is a summary of the principal quantitative performance indicators that management uses to review performance:

	Three Months
	Ended June 30,			Percent
	2008	2007	Change	Change
		(dollars in millions)
Total revenue	$1,087	$1,025	$62	6%
Subscription and maintenance revenue	$965	$907	$58	6%
Net income	$200	$129	$71	55%
Cash provided by (used in) operating activities	$54	$(13)	$67	N.M.
Total bookings	$1,030	$895	$135	15%
Subscription and maintenance bookings	$918	$762	$156	20%
Weighted average subscription and maintenance duration in years	3.37	2.95	0.42	14%
Annualized subscription and maintenance bookings	$272	$258	$14	5%

			Change		Change
	June 30,	March 31,	From	June 30,	From Prior
	2008	2008	Year End	2007	Year Quarter
	(in millions)
Cash, cash equivalents and marketable securities[1]	$2,411	$2,796	$(385)	$1,733	$678
Total debt	$2,230	$2,582	$(352)	$2,580	$(350)

Total expected future cash collections from committed contracts[2]	$4,292	$4,362	$(70)	$4,042	$250
Total revenue backlog	$6,826	$6,858	$(32)	$6,089	$737

[1]	Marketable securities were $1 million as of June 30, 2008 and March 31, 2008.

[2]	Refer to the discussion in the “Liquidity and Capital Resources” section of this MD&A for additional information on expected future cash collections from committed contracts, billings backlog and revenue backlog.
Analyses of our performance indicators, including general trends, can be found in the “Results of Operations” and “Liquidity and Capital Resources” sections of this MD&A. The performance indicators discussed below are those that we believe are unique because of our subscription-based business model.
Subscription and Maintenance Revenue — Subscription and maintenance revenue is the amount of revenue recognized ratably during the reporting period from either: (i) subscription license agreements that were in effect during the period, which generally include maintenance that is bundled with and not separately identifiable from software usage fees or product sales, or (ii) maintenance agreements associated with providing customer technical support and access to software fixes and upgrades that are separately identifiable from software usage fees or product sales.

Subscription and Maintenance Bookings — Subscription and maintenance bookings is the aggregate incremental amount we expect to collect from our customers over the terms of the underlying subscription and maintenance license agreements entered into during a reporting period. These amounts include the sale of products directly by CA as well as by distributors, resellers and value-added resellers to end-users, where the contracts incorporate the right for end-users to receive unspecified future software products and other contracts entered into in close proximity or contemplation of such agreements. These amounts are expected to be recognized ratably as subscription and maintenance revenue over the applicable software license terms. Subscription and maintenance bookings typically excludes the value associated with certain perpetual based licenses, license-only indirect sales, and professional services arrangements.
Effective April 1, 2008 we changed our measurement of our new business activity from new deferred subscription value to total bookings. In addition to what was previously included in new deferred subscription value, subscription and maintenance bookings now includes the value of maintenance contracts committed by customers in the current period that were separate from license subscription contracts, whereas new deferred subscription value excluded certain of these types of agreements. The bookings amounts disclosed in this MD&A include the effects of this change. The incremental value of these agreements was $74 million for the quarter ended June 30, 2007. Total bookings also includes the new professional services and software fees and other contracts that were not previously included in new deferred subscription value.
The license agreements that contribute to subscription and maintenance bookings represent binding payment commitments by customers over periods generally up to three years, although in certain cases customer commitments can be for longer periods. The amount of new subscription and maintenance bookings recorded in a period is affected by the volume and amount of contracts renewed during that period. Typically, our subscription and maintenance bookings increase in each consecutive quarter during a fiscal year, with the first quarter being the weakest and the fourth quarter being the strongest. However, as we make efforts to improve the balance of the distribution of our contract renewals throughout the fiscal year, subscription and maintenance bookings may not always follow the pattern of increasing in consecutive quarters during a fiscal year, and the quarter to quarter differences in subscription and maintenance bookings may be more moderate. Additionally, changes in subscription and maintenance bookings, relative to previous periods, do not necessarily correlate to changes in billings or cash receipts, relative to previous periods. The contribution to current period revenue from subscription and maintenance bookings from any single license agreement is relatively small, since revenue is recognized ratably over the applicable license agreement term.
Weighted Average Subscription and Maintenance Duration in Years — The weighted average subscription and maintenance duration in years reflects the duration of all subscription and maintenance licenses executed during a period, weighted by the contract value of each individual license. Effective April 1, 2008 our calculation of weighted average agreement duration now includes all subscription and maintenance contracts for both direct and indirect channels, whereas the prior calculation reflected direct product subscription licenses only. This modification has also been reflected in the weighted average agreement duration from the first quarter of fiscal year 2008 for comparison purposes and resulted in a decrease of 0.40 years for the first quarter of fiscal year 2008. The increase in the weighted average license agreement duration in years for the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008 was attributable to an increase in the number and amounts of contracts executed with contract terms longer than the historical averages.
Annualized Subscription and Maintenance Bookings — Annualized subscription and maintenance bookings represents the annual amount of subscription and maintenance bookings expected to be recognized as subscription and maintenance revenue in future years based on the weighted average duration of the underlying contracts. It is calculated by dividing the total value of all new term-based software license agreements entered into during a period by the weighted average duration in years of all such license agreements recorded during the same period. The annualized subscription and maintenance bookings measures the revenue to be realized on an annual basis from contracts signed during the period.

Total Revenue Backlog — Total revenue backlog represents the aggregate amount the Company expects to recognize as revenue in the future as either subscription and maintenance revenue or professional services revenue associated with contractually committed amounts billed or to be billed as of the balance sheet date. Total revenue backlog is comprised of amounts recognized as a liability in our Condensed Consolidated Balance Sheets as “Deferred revenue (billed or collected)” as well as unearned amounts associated with balances yet to be billed under subscription and maintenance agreements. Amounts are classified as current or non-current depending on when they are expected to be earned and therefore recognized as revenue. The portion of the total revenue backlog that relates to subscription and maintenance licenses is recognized as revenue evenly on a monthly basis over the duration of the underlying license agreements and is reported as “Subscription and maintenance revenue” in our Condensed Consolidated Statements of Operations.
“Deferred revenue (billed or collected)” is comprised of: (i) amounts received in advance of revenue recognition from the customer, (ii) amounts billed but not collected for which revenue has not yet been earned, and (iii) amounts received in advance of revenue recognition from financial institutions where the Company has transferred its interest in committed installments (referred to as “Financing obligations” in the Notes to the Condensed Consolidated Financial Statements).

RESULTS OF OPERATIONS
The following table presents changes in the line items on our Condensed Consolidated Statement of Operations for the three-month period ended June 30, 2008 and 2007 measured by Dollar Change, Percentage of Dollar Change, and Percentage of Total Revenue. These comparisons of past financial results are not necessarily indicative of future results.

	Three Months Ended June 30,
				Percentage	Percentage
			Dollar	of	of
			Change	Dollar	Total
			2008/	Change	Revenue
	2008	2007	2007	2008/2007	2008	2007
	(dollars in millions)
Revenue
Subscription and maintenance revenue	$965	$907	$58	6%	89%	88%
Professional services	93	93	—	—	9	9
Software fees and other	29	25	4	16	2	3

Total revenue	$1,087	$1,025	$62	6%	100%	100%

Expenses
Costs of licensing and maintenance	$75	$66	$9	14%	7%	6%
Costs of professional services	79	95	(16)	(17)	7	9
Amortization of capitalized software costs	31	29	2	7	3	3
Selling and marketing	297	306	(9)	(3)	27	30
General and administrative	122	132	(10)	(8)	11	13
Product development and enhancements	123	129	(6)	(5)	11	13
Depreciation and amortization of other intangible assets	36	39	(3)	(8)	3	4
Other expenses, net	12	6	6	100	1	1
Restructuring and other	4	12	(8)	(67)	—	1

Total expenses before interest and income taxes	779	814	(35)	(4)	72	79

Income before interest and income taxes	308	211	97	46	28	21%
Interest expense, net	4	14	(10)	(71)	—	1

Income before income taxes	304	197	107	54	28	19
Income tax expense	104	68	36	53	10	7

Net income	$200	$129	$71	55%	18%	13%
Note — Amounts may not add to their respective totals due to rounding.
Revenue
As more fully described below, the increase in total revenue in the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008 was primarily due to growth in subscription and maintenance revenue. For the quarter ended June 30, 2008, total revenue was favorably impacted by foreign exchange of $58 million.
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
For the quarters ended June 30, 2008 and 2007, we added subscription and maintenance bookings of $918 million and $762 million, respectively. The increase in subscription and maintenance bookings was primarily attributable to an increase in the duration and dollar amounts of large contracts during the quarter, the growth in sales of new products and services, continued improvement in the management of contract renewals, and foreign exchange. During the first quarter of fiscal 2009, we renewed 13 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $371 million. This is compared with the prior year’s first fiscal quarter, when 10 license agreements with incremental contract values were renewed in excess of $10 million each, for an aggregate contract value of $202 million. The weighted average duration of subscription and license agreements executed in the first quarter of fiscal 2009 and 2008 was 3.37 and 2.95 years, respectively. Annualized subscription and maintenance bookings for the first quarter of fiscal 2009 increased $14 million, or 5%, from the first quarter of fiscal 2008, to $272 million.
Software Fees and Other
Software fees and other revenue primarily consists of revenue that is recognized on an up-front basis. This includes revenue generated through transactions with distribution and original equipment manufacturer channel partners (sometimes referred to as our “indirect” or “channel” revenue) and certain revenue associated with new or acquired products sold on an up-front basis. Also included is financing fee revenue, which results from the discounting of product sales recognized on an up-front basis with extended payment terms to present value. Revenue recognized on an up-front basis results in higher revenue for the current period than if the same revenue had been recognized ratably under our subscription model.
For the first quarter of fiscal 2009, we recorded revenue on an up-front basis relating to our indirect business of $20 million, compared with $8 million in the first quarter of fiscal 2008. This increase of $12 million was primarily offset by decreases in acquisition-related perpetual license revenue and financing fees.
Total Revenue by Geography
The following table presents the revenue earned from the United States and international geographic regions and corresponding percentage changes for the three-month periods ended June 30, 2008 and 2007, respectively. These comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended June 30,
		(dollars in millions)
					Dollar	Percentage
	2008	%	2007	%	Change	Change
United States	$552	51%	$548	53%	$4	1%
International	535	49%	477	47%	58	12%

	$1,087	100%	$1,025	100%	$62	6%

Revenue in the United States increased by $4 million, or 1%, and was primarily due to higher subscription revenue resulting from subscription licenses executed in prior periods. International revenue increased by $58 million, or 12%, for the first quarter of fiscal year 2009 as compared with the first quarter of fiscal year 2008. The increase was due to the favorable impact from foreign exchange.

Expenses
Effective with the filing of this first quarter of fiscal year 2009 Quarterly Report on Form 10-Q, the Company further refined the classification of certain costs reported on its Condensed Consolidated Statement of Operations to better reflect the allocation of various expenses and to better align the Company’s reported financial statements with the Company’s internal view of its business performance. This refinement increased the amounts reported for the first quarter of fiscal 2008 in the “Costs of licensing and maintenance,” “Cost of professional services,” “Selling and marketing,” and “Product development and enhancements” line items by $3 million, $5 million, $12 million and $3 million, respectively and decreased the amount reported in “General and administrative” by $23 million. Total expenses before income taxes and net income were not affected by these reclassifications.
Costs of Licensing and Maintenance
Costs of licensing and maintenance includes technical support, royalties, and other manufacturing and distribution costs. The increase in costs of licensing and maintenance for the first quarter of fiscal 2009 was primarily due to the strategic partnership agreement that we signed with an outside third party relating to our Internet Security business during the fourth quarter for fiscal 2008, under which fees are paid based on sales volumes. These cost increases were offset by decreases in product development and enhancement expenses (see below).
Costs of Professional Services
Costs of professional services consists primarily of our personnel-related costs associated with providing professional services and training to customers. For the first quarter of fiscal 2009, the costs of professional services decreased primarily due to reduced use of external consultants.
As a result of the decreased costs of professional services, the margins on professional services revenue improved in the first quarter of fiscal 2009 as compared with the first quarter of fiscal 2008.
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
The increase in amortization of capitalized software costs for the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008 was primarily due to the increase in activities relating to projects that were capitalized during prior periods.
Selling and Marketing
Selling and marketing expenses include the costs relating to our sales force, costs relating to our channel partners, corporate and business marketing costs, and our customer training programs. The decline in selling and marketing expenses was primarily attributable to lower costs due to the timing of our CA World, our flagship annual customer and partner trade show, which will occur during the third quarter of fiscal 2009, as compared with the first quarter of fiscal 2008 and lower consulting fees. Offsetting these declines were higher personnel costs, primarily attributable to annual merit salary increases, and an unfavorable foreign exchange effect of $19 million.

General and Administrative
General and administrative expenses include the costs of corporate and support functions including our executive leadership and administration groups, finance, legal, human resources, corporate communications and other costs such as provisions for doubtful accounts. For the first quarter of fiscal 2009, general and administrative costs decreased primarily due reduced external consultant costs, partially offset by unfavorable foreign exchange effect of $7 million.
Product Development and Enhancements
For the first quarters of fiscal 2009 and 2008, Product development and enhancements expenses represented approximately 11% and 13% of total revenue, respectively. During the first quarter of fiscal 2009, we increased our investment in product development and enhancements for emerging technologies, as well as a broadening of our enterprise product offerings. Expenses declined during the first quarter of fiscal 2009 as compared with the first quarter of fiscal 2008 primarily due to savings realized from the strategic partnership agreement signed relating to our Internet Security business and increased capitalization of internally developed software.
Depreciation and Amortization of Other Intangible Assets
The decrease in depreciation and amortization of other intangible assets for the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008 was primarily due to the decrease in amortization cost of intangibles assets relating to prior period acquisitions.
Other Expenses, Net
Other expenses, net includes gains and losses attributable to divested assets, certain foreign currency exchange rate fluctuations, and certain other infrequent events. For the first quarter of fiscal 2009, we recorded $2 million of expense in connection with litigation claims and a foreign exchange related loss of $10 million.
Restructuring and Other
For the first quarter of fiscal 2009, we recorded restructuring charges of $2 million for severance and other termination benefits and facility abandonments principally related to the fiscal 2007 plan. The total cost of the fiscal 2007 plan is currently expected to be approximately $275 million to $300 million. The majority of the remaining expenses are expected to be recognized by the end of fiscal 2009. The fiscal 2007 plan’s objectives include a workforce reduction, global facilities consolidations and other cost reduction initiatives. Cumulatively under the fiscal 2007 plan, we have incurred approximately $245 million of expenses, of which $84 million remains unpaid at June 30, 2008. The severance portion of the remaining liability balance is included in the “Accrued salaries, wages and commissions” line on the Condensed Consolidated Balance Sheets. The facilities abandonment portion of the remaining liability balance is included in “Accrued expenses and other current liabilities” on the Condensed Consolidated Balance Sheets. Final payment of these amounts is dependent upon settlement with the works councils in certain international locations and our ability to negotiate lease terminations. For further information on the fiscal 2007 plan refer to Note G, “Restructuring and Other,” in the Notes to the Condensed Consolidated Financial Statements.
Interest Expense, Net
The decrease in interest expense, net, for the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008 was primarily due to decreased interest expenses due to the repayment of the remaining $350 million portion of the Company’s 6.500% Senior Notes due April 2008 (the fiscal 1999 Senior Notes).
Income Taxes
Income tax expense for the quarter ended June 30, 2008 was $104 million compared with a tax expense of $68 million for the quarter ended June 30, 2007. The effective tax rates for the quarters ended June 30, 2008 and June 30, 2007 were 34% and 35%, respectively. During the quarter ended June 30, 2008, we settled a U.S. federal income tax audit for the fiscal years 2001 through 2004 which resulted in a decrease in the liability for uncertain tax positions of $55 million. As a result of this settlement, during the quarter we recognized a tax benefit of $11 million and a reduction of goodwill by

$10 million, with the remainder offset against existing tax refund claims and deferred tax assets previously recorded.
Liquidity and Capital Resources
Our cash balances, including cash equivalents and marketable securities, are held in numerous locations throughout the world, with 65% residing outside the United States. Cash and cash equivalents totaled $2.41 billion as of June 30, 2008, representing a decrease of $385 million from the March 31, 2008 balance of $2.795 billion. Cash and cash equivalents increased by $4 million due to the positive translation effect that foreign currency exchange rates had on cash held outside the United States, in currencies other than the U.S. dollar, for the first quarter of fiscal 2009.
Sources and Uses of Cash
Cash generated by (used in) operating activities, which represents our primary source of liquidity, was $54 million and $(13) million for the three-month periods ended June 30, 2008 and 2007, respectively. For the first quarter of fiscal 2009, accounts receivable decreased by $283 million, compared with a decline in the first quarter of fiscal 2008 of $233 million. In the first quarter of fiscal 2009, accounts payable, accrued expenses and other liabilities decreased $42 million compared with a decrease in the prior year of $57 million. The decrease in accounts payable, accrued expenses and other was primarily due to decreases in accrued interest costs and other accrued expenses, partially offset by a duplicate payment of $23 million received from a customer that was returned in the second quarter of fiscal 2009. The decline in accounts payable for the first quarter of fiscal 2008 was primarily a result of management’s determination in fiscal 2008 that its payable cycle had exceeded an optimal level and that the accounts payable balance should be reduced from the March 31, 2007 balance. We did not experience a significant impact on cash flows in the first quarter of fiscal 2009 from further changes in the payable cycle and do not expect one in the future.
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
Amounts billed or collected as a result of a single installment for the entire contract value, or a substantial portion of the contract value, rather than being invoiced and collected over the life of the license agreement are reflected in the liability section of the Condensed Consolidated Balance Sheets as “Deferred revenue (billed or collected).” Amounts received from either the customer or a third-party financing institution in the current period that are attributable to later years of a license agreement have a positive impact on billings and cash provided by operating activities. Accordingly, to the extent such collections are attributable to the later years of a license agreement, billings and cash provided by operating activities during the license’s later years will be lower than if the payments were received over the license term. We are unable to predict with certainty the amount of cash to be collected from single installments for the entire contract value, or a substantial portion of the contract value, under new or renewed license agreements to be executed in future periods.
For the first quarter of fiscal 2009, gross receipts related to single installments for the entire contract value, or a substantial portion of the contract value, were $60 million compared with $117 million in the first quarter of fiscal 2008 principally due to one large single installment contract received in the first quarter of fiscal 2008 for $54 million. For the first quarter of fiscal year 2009 and 2008, collections from single installment contracts billed in the prior fiscal year were $21 million and $7 million, respectively. While none of the collections from single installments were transactions financed through third parties in the first quarter of fiscal 2009, $80 million in transactions financed through third parties were included within the collections from single installments for the first quarter of fiscal 2008. Additionally, for the first quarter of fiscal year 2008 we transferred our financial interest in committed payments to a third party financial institution for $7 million, although the cash was received in the second quarter of fiscal 2008.
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
Our estimate of the fair value of net installment accounts receivable recorded under the prior business model approximates carrying value. Amounts due from customers under our business model are offset by deferred revenue related to these license agreements, leaving no or minimal net carrying value on the balance sheet for such amounts. The fair value of such amounts may exceed this carrying value but cannot be practically assessed since there is no existing market for a pool of customer receivables with contractual commitments similar to those owned by us. The actual fair value may not be known until these amounts are sold, securitized or collected. Although these customer license agreements commit the customer to payment under a fixed schedule, to the extent amounts are not yet due and payable by the customer, the agreements are considered executory in nature due to our ongoing commitment to provide maintenance and unspecified future software products as part of the agreement terms.

We can estimate the total amounts to be billed from committed contracts, referred to as our “Billings Backlog,” and the total amount to be recognized as revenue from committed contracts, referred to as our “Revenue Backlog.” The aggregate amounts of our Billings Backlog and trade and installment receivables already reflected on our Condensed Consolidated Balance Sheets represent the amounts we expect to collect in the future from committed contracts.

	June 30,	March 31,	June 30,
	2008	2008	2007
	(in millions)	(in millions)	(in millions)
Billings Backlog:
Amounts to be billed — current	$1,853	$1,716	$1,663
Amounts to be billed — non-current	1,542	1,442	1,308

Total billings backlog	$3,395	$3,158	$2,971

Revenue Backlog:
Revenue to be recognized within the next 12 months — current	$3,451	$3,478	$3,173
Revenue to be recognized beyond the next 12 months — non-current	3,375	3,380	2,916

Total revenue backlog	$6,826	$6,858	$6,089

Deferred revenue (billed or collected)	$3,431	$3,700	$3,118
Unearned revenue yet to be billed	3,395	3,158	2,971

Total revenue backlog	$6,826	$6,858	$6,089

     Note: Revenue Backlog includes deferred subscription and maintenance and professional services revenue
We can also estimate the total cash to be collected in the future from committed contracts, referred to as our “Expected future cash collections” by adding the total billings backlog to the current and non-current Trade and Installment Accounts Receivable from our balance sheet.

	June 30,	March 31,	June 30,
	2008	2008	2007
	(in millions)	(in millions)	(in millions)
Expected future cash collections:
Total billings backlog	$3,395	$3,158	$2,971
Trade and installment accounts receivable — current, net	712	970	787
Installment accounts receivable — non-current, net	185	234	284

Total expected cash collections	$4,292	$4,362	$4,042

In any fiscal year, cash generated by operating activities typically increases in each consecutive quarter throughout the fiscal year, with the fourth quarter being the highest and the first quarter being the lowest, which may even be negative. The timing of cash generated during the fiscal year is affected by many factors, including the timing of new or renewed contracts and the associated billings, as well as the timing of any customer financing or transfer of our interest in such contractual installments. Other factors that influence the levels of cash generated throughout the quarter can include the level and timing of expenditures.

Cash Generated by (Used In) Operating Activities

	Three Months
	Ended June 30,		Change
	2008	2007	2008 / 2007
	(in millions)
Cash collections from billings(1)	$1,193	$1,112	$81
Vendor disbursements and payroll(1)	(959)	(918)	(41)
Income tax payments	(108)	(139)	31
Other disbursements, net(2)	(72)	(68)	(4)

Cash generated by (used in) operating
activities	$54	$(13)	$67

(1)	Amounts include VAT and sales taxes.

(2)	Amounts include interest, restructuring and miscellaneous receipts and disbursements.
Operating Activities:
Cash generated by operating activities for the first quarter of fiscal 2009 was $54 million, representing an increase of $67 million compared with the first quarter of fiscal 2008. The increase was driven primarily by higher collections of $81 million, inclusive of a duplicate payment of $23 million received from a customer that was returned in the second quarter of fiscal 2009, which was partially offset by a $57 million decrease in single-installment receipts. Vendor disbursements and payroll increased $41 million in the first quarter of fiscal 2009 as compared with the first quarter of fiscal 2008 mostly due to annual merit salary increases and increased performance-based incentive compensation payouts.
Investing Activities:
Cash used in investing activities for the first quarter of fiscal 2009 was $75 million compared with $43 million for the first quarter of fiscal 2008. The increase in cash used in investing activities was primarily due to proceeds from sale-leaseback transactions of $27 million in the first quarter of fiscal 2008 as compared with no material asset sales in the first quarter of fiscal 2009.
Financing Activities:
Cash used in financing activities for the first quarter of fiscal 2009 was $368 million compared with $516 million in the first quarter of fiscal 2008. The primary financing activities for the first quarter of fiscal 2009 were the payment of the remaining $350 million portion of the fiscal 1999 Senior Notes that was due and payable (refer to Debt Arrangements below for further information) and dividends of $21 million. During the first quarter of fiscal 2008, we repurchased $500 million of our own common stock, and paid dividends of $21 million.
Debt Arrangements
As of June 30, 2008 and March 31, 2008, our debt arrangements consisted of the following:

	June 30, 2008		March 31, 2008
	Maximum	Outstanding	Maximum	Outstanding
	Available	Balance	Available	Balance
		(in millions)
Debt Arrangements:
2008 Revolving Credit Facility (expires August 2012)	$1,000	$750	$1,000	$750
6.500% Senior Notes due April 2008	—	—	—	350
4.750% Senior Notes due December 2009	—	500	—	500
1.625% Convertible Senior Notes due December 2009	—	460	—	460
6.125% Senior Notes due December 2014	—	500	—	500
International line of credit	25	—	25	—
Capital lease obligations and other	—	20	—	22

Total		$2,230	$2,582

Our debt arrangements at June 30, 2008 remain unchanged from March 31, 2008, except as follows:

6.500% Senior Notes
In April 2008, the Company paid the $350 million portion of the fiscal 1999 Senior Notes that was due and payable at that time. Subsequent to this scheduled payment, there were no further amounts due under this issuance.
For further information concerning our debt arrangements, refer to our Consolidated Financial Statements and Notes thereto included in our 2008 Form 10-K.
Other Matters
As of June 30, 2008, our senior unsecured notes were rated Ba1, BB+, and BB+ by Moody’s Investors Service (Moody’s), Standard and Poor’s (S&P) and Fitch Ratings (Fitch), respectively. The outlook on these unsecured notes is stable, positive, and stable by Moody’s, S&P and Fitch, respectively. As of July 2008, our rating and outlook remained unchanged. Peak borrowings under all debt facilities during the first quarter of fiscal 2009 totaled $2.581 billion, with a weighted average interest rate of 4.47%.
It is expected that existing cash, cash equivalents, marketable securities, the availability of borrowings under existing and renewable credit lines, and cash expected to be provided from operations will be sufficient to meet ongoing cash requirements. We expect our long-standing history of providing extended payment terms to our customers to continue.
We expect to use existing cash balances and future cash generated from operations to fund capital spending, including our continued investment in our enterprise resource planning implementation, future acquisitions and financing activities such as the repayment of our debt balances as they mature, the payment of dividends, and the potential repurchase of shares of common stock in accordance with any future plans approved by our Board of Directors. Cash generated will also be used for investing activities such as future acquisitions as well as additional capital spending, including our continued investment in our enterprise resource planning implementation.
Effect of Exchange Rate Changes
There was a $4 million favorable impact to our cash balances in the first quarter of fiscal 2009 predominantly due to the weakening of the U.S. dollar against the Australian dollar and the Brazilian real of 5%, and 9%, respectively, partially offset by the strengthening of the U.S. dollar against the Japanese yen of 6%. In the first quarter of fiscal 2008, we had a favorable $26 million impact to our cash flows, which was predominantly due to the weakening of the U.S. dollar against the British pound and the euro of approximately 2% and 1%, respectively, and higher international cash balances in the first quarter of fiscal year 2008, as compared with the prior year comparable period.

CRITICAL ACCOUNTING POLICIES AND BUSINESS PRACTICES
The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Our estimates form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. The critical accounting policies related to the estimates and judgments are discussed in our 2008 Form 10-K under Management’s Discussion and Analysis of Financial Condition and Results of Operations. Material changes to our critical accounting policies during the first three months of fiscal year 2009 are as follows:
New Accounting Pronouncements
In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP No. APB 14-1 requires the issuer of convertible debt instruments with cash settlement features to account separately for the liability and equity components of the instrument. The debt would be recognized at the present value of its cash flows discounted using the issuer’s nonconvertible debt borrowing rate at the time of issuance. The equity component would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. FSP No. APB 14-1 will also require an accretion of the resultant debt discount over the expected life of the debt. The proposed transition guidance requires retrospective application to all periods presented, and does not grandfather existing instruments. FSP No. APB 14-1 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP No. APB 14-1 is not expected to affect our future cash flows from operations. However, upon adoption, FSB No. APB 14-1 will require us to recognize higher interest expense associated with our convertible senior notes.
Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to a variety of risks, including foreign currency exchange rate fluctuations and changes in the market value of our investments. In the normal course of business, we employ established policies and procedures to manage these risks including the use of derivative instruments. In the first quarter of fiscal 2009, we increased our hedging activity for certain portions of our expected operating income which could have an impact on future results. There have been no other material changes in our foreign exchange risk management strategy or our portfolio management strategy subsequent to March 31, 2008; therefore, other aspects of the risk profile of our market risk sensitive instruments remains substantially unchanged from the description in our 2008 Form 10-K.
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
As previously disclosed in Item 9A of our 2008 Form 10-K, the Company began the migration of certain financial and sales processing systems to an enterprise resource planning (ERP) system in fiscal year 2007 as part of its on-going project to implement ERP at the Company's facilities worldwide, and during the first quarter ended June 30, 2008, the Company implemented a new financial reporting and consolidation software package designed to provide additional financial reporting functionality and to improve overall control and efficiency associated with the financial reporting process. The Company will continue to monitor and test these systems as part of management's annual evaluation of internal control over financial reporting.

PART II.  OTHER INFORMATION
Item 1.  LEGAL PROCEEDINGS
On April 9, 2007, the Company filed a complaint in the United States District Court for the Eastern District of New York against Rocket Software, Inc. (Rocket). On August 1, 2007, the Company filed an amended complaint alleging that Rocket misappropriated intellectual property associated with a number of database management software products. The amended complaint includes causes of action for copyright infringement, misappropriation of trade secrets, unfair competition, and unjust enrichment. In the amended complaint, the Company seeks damages of at least $200 million for Rocket’s alleged theft and misappropriation of CA’s intellectual property, as well as an injunction preventing Rocket from continuing to distribute the database management software products at issue. On November 14, 2007, Rocket filed a Motion to Dismiss the Amended Complaint, which has been fully briefed and is awaiting a decision by the Court. On April 9, 2008, the Company submitted a motion for a preliminary injunction, which was predicated upon newly-discovered evidence of literal copying of certain portions of the Company’s source code by Rocket. That motion has been fully briefed and argued, and a decision is pending. The Company can make no prediction as to the outcome of this litigation including with respect to amounts to be awarded if it prevails.
Refer to Note I, “Commitments and Contingencies,” in the Notes to the Condensed Consolidated Financial Statements for information regarding certain other legal proceedings.
Item 1A.  RISK FACTORS
Current and potential stockholders should consider carefully the risk factors described in more detail in our 2008 Form 10-K for the fiscal year ended March 31, 2008 and as set forth below. We believe that as of June 30, 2008, there has been no material change to this information. Any of these factors, or others, many of which are beyond our control, could negatively affect our revenue, profitability and cash flow.
Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no purchases of treasury stock during the first quarter of fiscal year 2009.
Item 3.  DEFAULTS UPON SENIOR SECURITIES
None.
Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
Item 5.  OTHER INFORMATION
Any waiver to the Regulation S-K Item 406 “code of ethics” provisions of our Code of Conduct that applies to our directors or executive officers will be included in a report filed with the Securities and Exchange Commission on Form 8-K or will be otherwise disclosed to the extent required and as permitted by law or regulation.

Item 6.  EXHIBITS
Regulation S-K
Exhibit Number

3.1	Amended and Restated Certificate of Incorporation.	Previously filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K dated March 6, 2006, and incorporated herein by reference.

3.2	By-Laws of the Company, as amended.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 23, 2007, and incorporated herein by reference.

4.8	Indenture dated as of June 1, 2008 between CA, Inc. and U.S. Bank National Association, as Trustee.	Previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-151619) filed on June 12, 2008, and incorporated herein by reference.

12.1	Statement of ratio of earnings to fixed charges.	Filed herewith.

15	Accountants’ acknowledgment letter.	Filed herewith.

31.1	Certification of the CEO pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the CFO pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CA, INC.
By:	/s/ John A. Swainson
John A. Swainson
Chief Executive Officer

By:	/s/ Nancy E. Cooper
Nancy E. Cooper Executive Vice President and Chief Financial Officer

Dated: August 1, 2008