Form 10-Q
period 2008-09-30
CA, INC.
filed 2008-10-30
CIK 356028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐       No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding
Common Stock	as of October 24, 2008
par value $0.10 per share	518,286,656

CA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
CA, Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of CA, Inc. and subsidiaries as of September 30, 2008, the related condensed consolidated statements of operations for the three-month and six-month periods ended September 30, 2008 and 2007, and the related condensed consolidated statements of cash flows for the six-month periods ended September 30, 2008 and 2007. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
/s/ KPMG LLP
New York, New York
October 30, 2008

Item 1.
CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	September 30,	March 31,
	2008	2008
	(unaudited)
ASSETS
CURRENT ASSETS
Cash, cash equivalents and marketable securities	$2,400	$2,796
Trade and installment accounts receivable, net	696	970
Deferred income taxes — current	443	623
Other current assets	146	79

TOTAL CURRENT ASSETS	3,685	4,468
Installment accounts receivable, due after one year, net	186	234
Property and equipment, net of accumulated depreciation of $1,004 and $996, respectively	468	496
Purchased software products, net	143	171
Goodwill	5,337	5,351
Deferred income taxes — noncurrent	250	293
Other noncurrent assets, net	725	743

TOTAL ASSETS	$10,794	$11,756

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt and loans payable	$10	$361
Accounts payable	102	152
Accrued salaries, wages and commissions	257	400
Accrued expenses and other current liabilities	348	439
Deferred revenue (billed or collected) — current	2,173	2,664
Taxes payable, other than income taxes payable — current	56	97
Federal, state and foreign income taxes payable — current	55	59
Deferred income taxes — current	93	106

TOTAL CURRENT LIABILITIES	3,094	4,278
Long-term debt, net of current portion	2,229	2,221
Deferred income taxes — noncurrent	122	200
Deferred revenue (billed or collected) — noncurrent	991	1,036
Federal, state and foreign income taxes payable — noncurrent	197	225
Other noncurrent liabilities	76	87

TOTAL LIABILITIES	6,709	8,047

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 10,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock, $0.10 par value, 1,100,000,000 shares authorized; 589,695,081 and 589,695,081 shares issued; 513,628,909 and 509,782,514 shares outstanding, respectively	59	59
Additional paid-in capital	3,526	3,566
Retained earnings	2,540	2,173
Accumulated other comprehensive loss	(148)	(101)
Treasury stock, at cost, 76,066,172 shares and 79,912,567 shares, respectively	(1,892)	(1,988)

TOTAL STOCKHOLDERS’ EQUITY	4,085	3,709

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,794	$11,756

See accompanying Notes to the Condensed Consolidated Financial Statements.

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except per share amounts)

	For the Three		For the Six
	Months Ended		Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
REVENUE
Subscription and maintenance revenue	$975	$936	$1,940	$1,843
Professional services	94	95	187	188
Software fees and other	38	36	67	61

TOTAL REVENUE	1,107	1,067	2,194	2,092

EXPENSES
Costs of licensing and maintenance	80	69	155	135
Cost of professional services	84	91	163	186
Amortization of capitalized software costs	29	29	60	58
Selling and marketing	311	317	608	623
General and administrative	110	151	232	283
Product development and enhancements	120	126	243	255
Depreciation and amortization of other intangible assets	37	38	73	77
Other expenses (gains), net	6	(11)	18	(5)
Restructuring and other	—	13	4	25

TOTAL EXPENSES BEFORE INTEREST AND TAXES	777	823	1,556	1,637

Income before interest and income taxes	330	244	638	455
Interest expense, net	2	13	6	27

Income before income taxes	328	231	632	428
Income tax expense	119	94	223	162

NET INCOME	$209	$137	$409	$266

BASIC INCOME PER SHARE	$0.41	$0.27	$0.80	$0.51

Basic weighted average shares used in computation	514	512	513	518

DILUTED INCOME PER SHARE	$0.39	$0.26	$0.76	$0.49

Diluted weighted average shares used in computation	539	537	539	544
See accompanying Notes to the Condensed Consolidated Financial Statements.

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	For the Six Months
	Ended September 30,
	2008	2007
OPERATING ACTIVITIES:
Net income	$409	$266
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	133	135
Provision for deferred income taxes	102	68
Provision for bad debts	11	17
Non-cash stock based compensation expense and defined contribution plan	60	61
Loss on sale and disposal of assets	1	4
Foreign currency transaction loss (gain), before taxes	15	(18)
Changes in other operating assets and liabilities, net of effect of acquisitions:
Decrease in trade and current installment accounts receivable, net	221	306
Decrease in noncurrent installment accounts receivable, net	78	26
Decrease in deferred revenue (billed and collected) — current & noncurrent	(428)	(383)
Decrease in taxes payable, net	(85)	(169)
Decrease in accounts payable, accrued expenses and other	(90)	(62)
Decrease in accrued salaries, wages and commissions	(78)	(37)
Restructuring and other, net	(63)	(30)
Changes in other operating assets and liabilities	(14)	(4)

NET CASH PROVIDED BY OPERATING ACTIVITIES	272	180
INVESTING ACTIVITIES:
Acquisitions, primarily goodwill, purchased software, and other intangible assets, net of cash acquired	(21)	(27)
Settlements of purchase accounting liabilities	(2)	(6)
Purchases of property and equipment	(45)	(55)
Proceeds from sale of assets	5	27
Purchases of marketable securities, net	—	(3)
Decrease in restricted cash	4	—
Capitalized software development costs	(69)	(52)

NET CASH USED IN INVESTING ACTIVITIES	(128)	(116)
FINANCING ACTIVITIES:
Dividends paid	(41)	(42)
Purchases of treasury stock (common stock)	—	(500)
Debt repayments	(356)	(755)
Debt borrowings	—	750
Debt issuance costs	—	(3)
Exercise of common stock options and other	7	13

NET CASH USED IN FINANCING ACTIVITIES	(390)	(537)
DECREASE IN CASH AND CASH EQUIVALENTS BEFORE EFFECT OF EXCHANGE RATE CHANGES ON CASH	(246)	(473)
Effect of exchange rate changes on cash	(150)	86

DECREASE IN CASH AND CASH EQUIVALENTS	(396)	(387)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,795	2,275

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,399	$1,888

See accompanying Notes to the Condensed Consolidated Financial Statements.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
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
Operating results for the three- and six-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009. For further information, refer to the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 (2008 Form 10-K).
Basis of Revenue Recognition:
The Company generates revenue from the following primary sources: (1) licensing software products; (2) providing customer technical support (referred to as “maintenance”); and (3) providing professional services, such as consulting and education. Revenue is recorded net of applicable sales taxes.
The Company recognizes revenue pursuant to the requirements of Statement of Position (SOP) 97-2, "Software Revenue Recognition,” issued by the American Institute of Certified Public Accountants, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” In accordance with SOP 97-2, the Company begins to recognize revenue from licensing and maintenance when all of the following criteria are met: (1) the Company has evidence of an arrangement with a customer; (2) the Company delivers the products; (3) license agreement terms are fixed or determinable and free of contingencies or uncertainties that may alter the agreement such that it may not be complete and final; and (4) collection is probable.
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
For license agreements signed prior to October 2000, once all four of the above-noted revenue recognition criteria were met, software license fees were recognized as revenue generally when the software was delivered to the customer, or “up-front” (as the contracts did not include a right to unspecified future software products), and the maintenance fees were deferred and subsequently recognized as revenue over the term of the license. Under the Company’s current business model, a relatively small amount of the Company’s revenue from software licenses is recognized on an up-front basis, subject to meeting the same revenue recognition criteria in accordance with SOP 97-2 as described above. Software fees from such licenses are recognized up-front and are reported in the “Software fees and other” line item in the Condensed Consolidated Statements of Operations. Maintenance fees from such licenses are recognized ratably over the term of the license and are recorded on the “Subscription and maintenance revenue” line item in the Condensed Consolidated Statements of Operations. License agreements with software fees that are

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)
recognized up-front do not include the right to receive unspecified future software products. However, in the event such license agreements are executed within close proximity to or in contemplation of other license agreements that are signed under the Company’s subscription model with the same customer, the licenses together may be considered a single multi-element agreement, and all such revenue is required to be recognized ratably and is recorded as “Subscription and maintenance revenue” in the Condensed Consolidated Statements of Operations.
Since the Company implemented its subscription model in October 2000, the Company’s practice with respect to newly acquired products with established vendor specific objective evidence (VSOE) of fair value has been to record revenue initially on the acquired company’s systems, generally under an up-front model; and, starting within the first fiscal year after the acquisition, to enter new licenses for such products under the Company’s subscription model, following which revenue is recognized ratably and recorded as “Subscription and maintenance revenue.” In some instances, the Company sells newly developed and recently acquired products on an up-front model. The software license fees from these contracts are presented as “Software fees and other.” Selling such licenses under an up-front model may result in higher total revenue in a current reporting period than if such licenses were based on the Company’s subscription model and the associated revenue recognized ratably.
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
Cash Dividends:
In September 2008, the Company’s Board of Directors declared a quarterly cash dividend of $0.04 per share. The dividend totaled approximately $20 million and was paid on September 30, 2008 to stockholders of record at the close of business on September 22, 2008. In June 2008, the Company’s Board of Directors declared a quarterly cash dividend of $0.04 per share. The dividend totaled approximately $21 million and was paid on June 27, 2008 to stockholders of record at the close of business on June 17, 2008.
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
Cash, Cash Equivalents and Marketable Securities:
The Company’s cash, cash equivalents and marketable securities are held in numerous locations throughout the world, with approximately 65% residing outside the United States at September 30, 2008. Marketable securities were approximately $1 million at both September 30, 2008 and March 31, 2008.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)
Restricted Cash:
The Company’s insurance subsidiary requires a minimum restricted cash balance of $50 million. In addition, the Company has other restricted cash balances, including cash collateral for letters of credit. The total amount of restricted cash was approximately $57 million and $62 million as of September 30, 2008 and March 31, 2008, respectively, and is included in the “Other noncurrent assets, net” line item in the Condensed Consolidated Balance Sheets.
Deferred Revenue (Billed or Collected):
The Company accounts for unearned revenue on billed amounts due from customers on a “gross method” of presentation. Under the gross method, unearned revenue on billed installments (collected or uncollected) is reported as deferred revenue in the liability section of the balance sheet. The components of “Deferred revenue (billed or collected) — current” and “Deferred revenue (billed or collected) — noncurrent” as of September 30, 2008 and March 31, 2008 are as follows:

	September 30,	March 31,
	2008	2008
	(in millions)
Current:
Subscription and maintenance	$1,978	$2,455
Professional services	160	166
Financing obligations	35	43

Total deferred revenue (billed or collected) — current	2,173	2,664

Noncurrent:
Subscription and maintenance	960	1,001
Professional services	22	22
Financing obligations	9	13

Total deferred revenue (billed or collected) - noncurrent	991	1,036

Total deferred revenue (billed or collected)	$3,164	$3,700

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
Prior to fiscal 2001, we sold individual accounts receivable from certain financing institutions to a third party subject to certain recourse provisions. The outstanding principal balance subject to recourse of these receivables approximated $51 million and $81 million as of September 30, 2008 and March 31, 2008, respectively. As of September 30, 2008, the Company has established a liability for the fair value of the recourse provision of approximately $3 million associated with these receivables.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)
Statement of Cash Flows:
For the six-month periods ended September 30, 2008 and 2007, interest payments were $57 million and $69 million, respectively, and income taxes paid were $137 million and $170 million, respectively.
In June 2007, the Company entered into an Accelerated Share Repurchase program (ASR) with a third-party financial institution and paid $500 million to repurchase shares of its common stock. In the first quarter of fiscal year 2008, the Company purchased approximately 16.9 million shares under the ASR. Based on the terms of the agreement between the Company and the third-party financial institution, the Company received approximately 3.0 million additional shares of its common stock at the conclusion of the program in November 2007 at no additional cost. The average price paid under the Accelerated Share Repurchase program was $25.13 per share and total shares repurchased were approximately 19.9 million. The $500 million paid in June 2007 under the ASR is included in cash used in financing activities in the Company’s Condensed Consolidated Statement of Cash Flows for the six-month period ended September 30, 2007 and is recorded as treasury stock in the stockholders’ equity section of the Condensed Consolidated Balance Sheets at September 30, 2008 and March 31, 2008.
Non-cash financing activities for the six-month periods ended September 30, 2008 and 2007 consisted of treasury shares issued in connection with the following: share-based incentive awards issued under the Company’s equity compensation plans of approximately $52 million (net of approximately $25 million of withholding taxes) and $35 million (net of approximately $15 million of withholding taxes), respectively; the Company’s Employee Stock Purchase Plan of approximately $17 million in each period; and discretionary stock contributions to the CA, Inc. Savings Harvest Plan of approximately $19 million and $22 million, respectively.
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
The provisions of SFAS No. 157 as amended by FSP FAS 157-1 were applied prospectively to fair value measurements and disclosures for financial assets and financial liabilities recognized or disclosed at fair value in the financial statements. The adoption of these Statements did not have an effect on the Company’s consolidated results of operations or financial position for the first half of fiscal year 2009. While the Company does not expect the adoption of this Statement to have a material effect on its consolidated results of operations or financial position in subsequent reporting periods, the Company will continue to monitor any additional implementation guidance that is issued that addresses the fair value measurements for certain financial assets, and non-financial assets and non-financial liabilities not disclosed at fair value in the financial statements on at least an annual basis as required by SFAS No. 157.
Refer to Note G, “Fair Value and Derivatives,” for additional information regarding the assets and liabilities carried at fair value on the Company’s financial statements.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)
Effective April 1, 2008, the Company adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. In accordance with SFAS No. 159 implementation options, the Company chose not to elect the fair value option for its financial assets and liabilities that had not been previously measured at fair value. Therefore, material financial assets and liabilities, such as the Company’s short and long-term debt obligations, are reported at their historical carrying amounts.
Effective April 1, 2008, the Company elected to adopt the provisions of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.” SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of SFAS No. 161 did not have an effect on the Company’s consolidated results of operations or financial position for the first half of fiscal year 2009.
Refer to Note G, “Fair Value and Derivatives,” for additional information regarding the assets and liabilities carried at fair value on the Company’s financial statements.
Reclassification and revisions:
Certain prior year balances have been reclassified to conform to the current period’s presentation as described below.
Effective with the filing of the Company’s 2008 Form 10-K, the Company modified its financial statements to identify certain costs of sales on the Consolidated Statement of Operations. The Company added a new line item entitled “Costs of licensing and maintenance,” which includes technical support costs (previously reported as part of “Product development and enhancements”), royalties (previously reported as part of “Commissions, royalties and bonuses”), and other manufacturing and distribution costs (previously included within “Selling, general and administrative”). The Company also added line items for “Selling and marketing” costs and “General and administrative” expenses, moving the costs as applicable to these new line items from the prior line items entitled “Selling, general and administrative” costs and “Commissions, royalties and bonuses”.
Effective with the filing of the first quarter of fiscal year 2009 Quarterly Report on Form 10-Q, the Company refined the classification of certain costs reported on its Condensed Consolidated Statement of Operations to better reflect the allocation of various expenses to the new line items and to better align the Company’s reported financial statements with the Company’s internal view of its business performance. To maintain consistency and comparability, the Company reclassified prior-year amounts to conform to the current-year Condensed Consolidated Statements of Operations presentation. These expense reclassifications had no effect on previously reported total expenses or total revenue.
The following table summarizes the expense section of the Company’s Condensed Consolidated Statements of Operations for the reported prior periods indicated, giving effect to the reclassifications described above.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)

	Three Months		Six Months
	Ended September 30, 2007		Ended September 30, 2007
	Previously		Previously
	Reported (1)	Revised	Reported (1)	Revised
	(in millions)
Costs of licensing and maintenance	$—	$69	$—	$135
Cost of professional services	88	91	178	186
Amortization of capitalized software costs	29	29	58	58
Selling and marketing	—	317	—	623
Selling, general and administrative	404	—	796	—
General and administrative	—	151	—	283
Product development and enhancements	174	126	345	255
Commissions, royalties and bonuses	88	—	163	—
Depreciation and amortization of other intangible assets	38	38	77	77
Other gains, net	(11)	(11)	(5)	(5)
Restructuring and other	13	13	25	25

Total expenses before interest and taxes	$823	$823	$1,637	$1,637

(1)	As reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
NOTE B — COMPREHENSIVE INCOME
Comprehensive income includes net income and foreign currency translation adjustments. The components of comprehensive income for the three- and six-month periods ended September 30, 2008 and 2007 are as follows:

	Three Months		Six Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(in millions)
Net income	$209	$137	$409	$266
Foreign currency translation adjustments	(53)	5	(47)	1

Total comprehensive income	$156	$142	$362	$267

NOTE C — INCOME PER SHARE
Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted income per share is computed by dividing (i) the sum of net income and the after-tax amount of interest expense recognized in the period associated with outstanding dilutive Convertible Senior Notes by (ii) the sum of the weighted average number of common shares outstanding for the period and the weighted average dilutive common share equivalents outstanding for the period.
For the three-month periods ended September 30, 2008 and 2007, approximately 11 million and 16 million of restricted stock awards and options to purchase common stock, respectively, were excluded from the calculation, as their effect on earnings per share was anti-dilutive during the respective periods. For the six-month periods ended September 30, 2008 and 2007, approximately 11 million and 14 million of restricted stock awards and options to purchase common stock, respectively, were excluded from the calculation, as their effect on earnings per share was anti-dilutive during the respective periods.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)

	Three		Six
	Months Ended		Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions, except per share amounts)
Net income	$209	$137	$409	$266
Interest expense associated with Convertible Senior Notes, net of tax	1	1	2	2

Numerator in calculation of diluted income per share	$210	$138	$411	$268

Weighted average shares outstanding and common share equivalents
Weighted average common shares outstanding	514	512	513	518
Weighted average shares outstanding upon conversion of Convertible Senior Notes	23	23	23	23
Weighted average equity awards outstanding	2	2	3	3

Denominator in calculation of diluted income per share	539	537	539	544

Diluted income per share	$0.39	$0.26	$0.76	$0.49

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
The Company recognized share-based compensation in the following line items on the Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months		Six Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(in millions)
Cost of professional services	$1	$1	$2	$2
Costs of licensing and maintenance	1	1	2	2
Selling and marketing	8	9	14	12
General and administrative	7	10	16	20
Product development and enhancements	6	7	14	13

Share-based compensation expense before tax	23	28	48	49
Income tax benefit	7	9	16	16

Net share-based compensation expense	$16	$19	$32	$33

There were no capitalized share-based compensation costs at September 30, 2008 or 2007.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)
The following table summarizes information about unrecognized share-based compensation costs as of September 30, 2008:

		Weighted
	Unrecognized	Average Period
	Compensation	Expected to be
	Costs	Recognized
	(in millions)	(in years)
Stock option awards	$4	1.0
Restricted stock units	10	1.6
Restricted stock awards	73	1.5
Performance share units	40	1.7
Employee Stock Purchase Plan	2	0.3

Total unrecognized share-based compensation costs	$129	1.6

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
Additional information relating to the Company’s other Plans which have been approved by stockholders and a description of the awards issued under these Plans can be found in Note 10, “Stock Plans” in the Company’s fiscal year 2008 Form 10-K.
Under the Company’s long-term incentive program for fiscal years 2009, 2008 and 2007, senior executives were issued PSUs under which they are eligible to receive RSAs or RSUs and unrestricted shares at the end of the performance period if certain performance targets are achieved. Quarterly, PSU values are marked to the closing price of the Company’s common stock on the last trading day of the quarter until the PSUs are granted. Compensation costs for the PSUs are amortized over the requisite service periods based on the expected level of achievement of the performance targets. At the conclusion of the performance periods for the fiscal year 2009 1-year and 3-year PSUs and the performance periods for the fiscal year 2008 and 2007 3-year PSUs, the applicable number of shares of RSAs or RSUs or unrestricted stock granted may vary based upon the level of achievement of the performance targets and the approval of the Committee (which has discretion to reduce any award for any reason). The related compensation cost recognized will be based on the number of shares granted and the closing stock price on the day of grant.
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
For the three-month periods ended September 30, 2008 and 2007 and six-month period ended September 30, 2008, the Company did not issue options. For the six-month period ended September 30, 2007, the Company issued options covering fewer than 0.1 million shares of common stock. The weighted average fair value and assumptions used for options granted in the six-month period ended September 30, 2007 were: fair value, $7.84; dividend yield, 0.62%; expected volatility factor, 0.28; risk-free interest rate, 5.1%; and expected term, 4.5 years.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)
The table below summarizes the RSUs and RSAs granted, including grants provided pursuant to the long term incentive plans:

	Three Months				Six Months
	Ended September 30,				Ended September 30,
	2008		2007		2008	2007
	(shares in millions)
RSUs
Shares	—	(1)	—		0.3	0.2
Weighted Avg. Grant Date Fair Value (2)	$21.45		—		$24.36	$25.23
RSAs
Shares	—	(1)	—	(1)	3.8	2.5
Weighted Avg. Grant Date Fair Value (3)	$22.72		$25.55		$25.32	$25.93

(1)	Shares granted amounted to less than 0.1 million.

(2)	The fair value is determined and fixed based on the quoted market value of the Company’s common stock on the grant date reduced by the present value of dividends expected to be paid on the Company’s stock prior to vesting of the RSUs which is calculated using a risk free interest rate.

(3)	The fair value is determined and fixed based on the quoted market value of the Company’s common stock on the grant date.
The Company maintains the Year 2000 Employee Stock Purchase Plan (the Purchase Plan) for all eligible employees. The Purchase Plan is considered compensatory under SFAS No. 123(R). The estimated fair value of the stock purchase rights under the Purchase Plan for the six-month offer periods commencing July 1, 2008 and July 1, 2007 was $5.86 and $5.71, respectively. The fair value is estimated on the first date of the offering period using the Black-Scholes option pricing model. The weighted average assumptions that were used in determining the estimated fair value of stock purchase rights under the Purchase Plan are as follows:

	Six-Month Offer	Six-Month Offer
	Period Commencing	Period Commencing
	July 1, 2008	July 1, 2007
Dividend yield	0.69%	0.62%
Expected volatility factor(1)	0.37	0.23
Risk-free interest rate(2)	2.1%	4.9%
Expected term(3)	0.5	0.5

(1)	Expected volatility is measured using weighted historical daily price changes of the Company’s stock over the respective expected term of the offer period and the implied volatility derived from the market prices of the Company’s market options traded by third parties.

(2)	The risk-free rate for periods within the contractual term of the offer period is based on the U.S. Treasury yield curve in effect at the beginning of the offer period.

(3)	The expected term is the six-month offer period.
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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)

	September 30,	March 31,
	2008	2008
	(in millions)
Current:
Accounts receivable	$514	$817
Other receivables	127	107
Unbilled amounts due within the next 12 months — prior business model	100	103
Less: Allowance for doubtful accounts	(30)	(30)
Less: Unamortized discounts	(15)	(27)

Net trade and installment accounts receivable — current	$696	$970

Noncurrent:
Unbilled amounts due beyond the next 12 months — prior business model	$188	$239
Less: Allowance for doubtful accounts	(1)	(1)
Less: Unamortized discounts	(1)	(4)

Net installment accounts receivable — noncurrent	$186	$234

During the first half of fiscal year 2008, the Company transferred its rights and interest in future committed installments under certain software license agreements to a third party financial institution with an aggregate contract value of approximately $17 million, for which cash was received in the amount of approximately $14 million, which reflects a discount based on the present value of the future committed installments. The Company did not have similar transactions during the first half of fiscal year 2009. As of September 30, 2008 and March 31, 2008, the aggregate remaining amounts due to third party financing institutions included within “Deferred revenue (billed or collected)” were approximately $44 million and $56 million, respectively. The financing agreements may contain limited recourse provisions in the event the Company does not meet its continued performance obligations under the license agreements. Based on historical experience, the Company believes that any liability which may be incurred as a result of these limited recourse provisions is remote.
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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)
The gross carrying amounts and accumulated amortization for identified intangible assets are as follows:

	September 30, 2008
	Gross	Accumulated	Net
	Assets	Amortization	Assets
	(in millions)
Capitalized software:
Purchased	$4,833	$4,690	$143
Internally developed	806	495	311
Other identified intangible assets subject to amortization	660	416	244
Other identified intangible assets not subject to amortization	14	—	14

Total	$6,313	$5,601	$712

	March 31, 2008
	Gross	Accumulated	Net
	Assets	Amortization	Assets
	(in millions)
Capitalized software:
Purchased	$4,833	$4,662	$171
Internally developed	742	466	276
Other identified intangible assets subject to amortization	660	389	271
Other identified intangible assets not subject to amortization	14	—	14

Total	$6,249	$5,517	$732

Amortization of capitalized software costs was $29 million in the second quarter of fiscal years 2009 and 2008, respectively. Amortization of other identified intangible assets was $13 million and $17 million in the second quarter of fiscal years 2009 and 2008, respectively.
For the first six months of fiscal years 2009 and 2008, amortization of capitalized software costs was $60 million and $58 million, respectively, and amortization of other identified intangible assets was $27 million and $35 million, respectively.
Based on the identified intangible assets recorded through September 30, 2008, annual amortization expense is expected to be as follows:

	Year Ended March 31,
	2009	2010	2011	2012	2013
	(in millions)
Capitalized software:
Purchased	$54	$42	$31	$20	$13
Internally developed	66	80	72	56	42
Other identified intangible assets subject to amortization	53	52	51	31	25

Total	$173	$174	$154	$107	$80

The carrying value of goodwill was $5.337 billion and $5.351 billion as of September 30, 2008 and March 31, 2008, respectively. During the six-month period ended September 30, 2008, goodwill decreased by approximately $14 million, primarily due to tax settlements relating to the Company’s prior acquisitions.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)
NOTE G — FAIR VALUE AND DERIVATIVES
As described in Note A “Basis of Presentation,” the Company adopted the provisions of SFAS No. 157 as amended by FSP FAS 157-1 and FSP FAS 157-2 as of April 1, 2008. Pursuant to the provisions of FSP FAS 157-2, the Company will apply the provisions of SFAS No. 157 beginning April 1, 2009 for any non-financial assets and non-financial liabilities. The Company recorded no change to its opening balance of retained earnings as of April 1, 2008 as it did not have any financial instruments requiring retrospective application under the provisions of SFAS No. 157.
Fair Value Hierarchy
SFAS No. 157 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). In accordance with SFAS No. 157, these two types of inputs have created the following fair value hierarchy:
•	Level 1—Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2—Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly;

•	Level 3—Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
SFAS No. 157 requires the use of observable market data if such data is available without undue cost and effort.
Items Measured at Fair Value on a Recurring Basis
At September 30, 2008, the Company had approximately $1.278 billion and $50 million of investments in money market funds classified as “Cash, cash equivalents and marketable securities” and “other noncurrent assets, net” for restricted cash amounts, respectively, in its Condensed Consolidated Balance Sheet. The money market funds are reported at fair value based on quoted prices that are equivalent to par value.
Additionally, the Company enters into derivative contracts with the intent of mitigating a certain portion of its foreign exchange rate risk associated with the Company’s operating exposures, which could include its exposure to foreign currency denominated monetary assets and liabilities, forecasted transactions and operating income. At September 30, 2008, the fair value of the Company’s derivative financial instruments was approximately $17 million. These financial instruments are valued based on significant other observable inputs (level 2) and are included in “Other current assets” on the accompanying Condensed Consolidated Balance Sheet.
At September 30, 2008, the Company did not have any assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), or any liabilities to be measured at fair value as prescribed by SFAS No. 157. The Company did not have any outstanding asset or liability derivatives at March 31, 2008.
The Company’s derivatives are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). During the first half of fiscal years 2009 and 2008, the Company did not designate these foreign exchange derivatives as hedges under SFAS No. 133. Accordingly, all derivatives are recognized on the balance sheet at fair value (as noted above)

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)
and unrealized or realized changes in fair value from these contracts are recorded as “Other expenses (gains), net” in the Condensed Consolidated Statements of Operations. A summary of the gains recognized for income on derivative foreign exchange contracts on the Condensed Consolidated Statements of Operations is as follows:

	Three Months		Six Months
	Ended September 30,		Ended September 30,
Location of Derivative Gains Recognized	2008	2007	2008	2007
	(in millions)
Other expenses (gains), net	$(34)	$—	$(33)	$—
NOTE H — RESTRUCTURING AND OTHER
Restructuring:
Fiscal 2007 Plan: In August 2006, the Company announced the fiscal 2007 plan to significantly improve the Company’s expense structure and increase its competitiveness. The fiscal 2007 plan’s objectives include a workforce reduction, global facilities consolidations and other cost reduction initiatives estimated to cost $275 million to $300 million in total. The Company currently estimates a reduction in workforce of approximately 2,800 individuals under the fiscal 2007 plan.
Through September 30, 2008, the Company has incurred approximately $247 million in expenses under the fiscal 2007 plan, which is comprised of approximately $186 million in severance costs and approximately $61 million in facilities abandonment costs. The Company anticipates total severance costs for the fiscal 2007 plan of approximately $200 million to $215 million and total facilities abandonment costs of approximately $75 million to $85 million. The remainder of the severance and facilities abandonment charge is expected to be recognized in the second half of fiscal year 2009.
Severance: The termination benefits the Company has offered in connection with the workforce reduction under the fiscal 2007 plan are substantially the same as the benefits the Company has provided historically for non-performance-based workforce reductions, and in certain countries have been provided based upon prior experiences with the restructuring plan announced in July 2005 (the fiscal 2006 plan) as described below. These costs have been recognized in accordance with SFAS No. 112, “Employers Accounting for Post Employment Benefits, an Amendment of FASB Statements No. 5 and 43.” Enhancements to termination benefits that exceed past practice are recognized as incurred in accordance with SFAS No. 146, “Accounting for Costs Associated With Exit or Disposal Activities.” Final payment of these amounts is dependent upon settlement with the works councils in certain international locations. The plans associated with the balance of the workforce reductions are still being finalized and the associated charges will be recorded once the actions are approved by management.
The Company recorded a reduction of approximately $8 million in severance costs in the first half of fiscal 2009, which includes approximately $2 million of reductions recorded during the second quarter of fiscal year 2009, principally relating to changes in estimates associated with favorable settlements and redeployments of certain international employees, partially offset by additional terminations in North America.
Facilities Abandonment: The Company records the costs associated with lease termination or abandonment when the Company ceases to utilize the leased property. Under SFAS No. 146, the liability associated with lease termination or abandonment is measured as the present value of the total remaining lease costs and associated operating costs, less probable sublease income. The Company accretes its obligations related to facilities abandonment to the then-present value and, accordingly, recognizes accretion expense as a restructuring expense in future periods. The Company incurred approximately $12 million of expenses

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)
during the first half of fiscal year 2009, which includes $4 million in expenses recorded in the second quarter of fiscal year 2009, primarily relating to facilities abandoned during the first half of fiscal year 2009.
For the six-month period ended September 30, 2008, restructuring activity under the fiscal 2007 plan was as follows:

		Facilities
	Severance	Abandonment
	(in millions)
Accrued balance as of March 31, 2008	$93	$27
(Reductions) additions	(8)	12
Payments	(50)	(11)

Accrued balance as of September 30, 2008	$35	$28

The liability balance for the severance portion of the remaining reserve is included in the “Accrued salaries, wages and commissions” line on the Condensed Consolidated Balance Sheets. The liability for the facilities abandonment portion of the remaining reserve is included in the “Accrued expenses and other current liabilities” line item on the Condensed Consolidated Balance Sheets. The net costs are included in the “Restructuring and other” line item on the Condensed Consolidated Statements of Operations for the period ended September 30, 2008.
Fiscal 2006 Plan: In July 2005, the Company announced the fiscal 2006 plan to increase efficiency and productivity and to more closely align its investments with strategic growth opportunities.
Accrued restructuring costs as of September 30, 2008 associated with the fiscal 2006 plan were $10 million, comprised of $1 million for severance accruals which is included in the “Accrued salaries, wages and commissions” line item on the Condensed Consolidated Balance Sheets and $9 million for facilities abandonment accruals which is included in the “Accrued expenses and other current liabilities” line item on the Condensed Consolidated Balance Sheets.
There were no significant additions to or payments made against the accrued restructuring costs associated with the fiscal 2006 plan during the first half of fiscal 2009.
NOTE I — INCOME TAXES
Income tax expense for the three- and six-month periods ended September 30, 2008 was $119 million and $223 million, respectively, compared with the three- and six-month periods ended September 30, 2007 of $94 million and $162 million, respectively. For the six-month period ended September 30, 2008, the Company’s tax provision included a benefit from the settlement of a U.S. federal income tax audit for the fiscal years 2001 through 2004, which resulted in a decrease in the liability for uncertain tax positions of $55 million. As a result of this settlement, during the first quarter of fiscal year 2009, the Company recognized a tax benefit of $11 million and a reduction of goodwill by $10 million, with the remainder offset against existing tax refund claims and deferred tax assets previously recorded.
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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)
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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)
On October 5, 2004 and December 9, 2004, four purported Company stockholders served motions to vacate the Order of Final Judgment and Dismissal entered by the Federal Court in December 2003 in connection with the settlement of the derivative action. These motions primarily sought to void the releases that were granted to the individual defendants under the settlement. On December 7, 2004, a motion to vacate the Order of Final Judgment and Dismissal entered by the Federal Court in December 2003 in connection with the settlement of the 1998 and 2002 stockholder lawsuits discussed above (together with the October 5, 2004 and December 9, 2004 motions, the “60(b) Motions”) was filed by Sam Wyly and certain related parties (the “Wyly Litigants”). The motion sought to reopen the settlement to permit the moving stockholders to pursue individual claims against certain present and former officers of the Company. The motion stated that the moving stockholders did not seek to file claims against the Company.
Derivative Actions Filed in 2004
In June and July 2004, three purported derivative actions were filed in the Federal Court by Ranger Governance, Ltd. (Ranger), Bert Vladimir and Irving Rosenzweig against certain current or former employees and/or directors of the Company (the Derivative Actions). In November 2004, the Federal Court issued an order consolidating the Derivative Actions. The plaintiffs filed a consolidated amended complaint (the Consolidated Complaint) on January 7, 2005. The Consolidated Complaint names as defendants Messrs. Wang, Kumar, Zar, Artzt, D’Amato, Stephen Richards, Ranieri and Steven Woghin; David Kaplan, David Rivard, Lloyd Silverstein; Michael A. McElroy; Messrs. McWade and Schwartz; Gary Fernandes; Robert E. La Blanc; Jay W. Lorsch; Kenneth Cron; Walter P. Schuetze; Messrs. de Vogel and Grasso; Roel Pieper; KPMG LLP; and Ernst & Young LLP. The Company is named as a nominal defendant. The Consolidated Complaint seeks from one or more of the defendants (1) contribution towards the consideration the Company had previously agreed to provide current and former stockholders in settlement of certain class action litigation commenced against the Company and certain officers and directors in 1998 and 2002 (see “— Stockholder Class Action and Derivative Lawsuits Filed Prior to 2004—Background”), (2) compensatory and consequential damages in an amount not less than $500 million in connection with the investigations giving rise to the deferred prosecution agreement (DPA) entered into between the Company and the United States Attorney’s Office (USAO) in 2004 and a consent to enter into a final judgment (Consent Judgment) in a parallel proceeding brought by the Securities and Exchange Commission (SEC) regarding certain of the Company’s past accounting practices, including its revenue recognition policies and procedures during certain periods prior to the adoption of the Company’s new business model (as described in the 2008 Form 10-K) in October 2000 (In May 2007, based upon the Company’s compliance with the terms of the DPA, the Federal Court ordered dismissal of the charges that had been filed against the Company in connection with the DPA and the DPA expired. The injunctive provisions of the Consent Judgment permanently enjoining the Company from violating certain provisions of the federal securities laws remain in effect). (3) unspecified relief for violations of Section 14(a) of the Exchange Act for alleged false and material misstatements made in the Company’s proxy statements issued in 2002 and 2003, (4) relief for alleged breach of fiduciary duty, (5) unspecified compensatory, consequential and punitive damages based upon allegations of corporate waste and fraud, (6) unspecified damages for breach of duty of reasonable care, (7) restitution and rescission of the compensation earned under the Company’s executive compensation plan and (8) pursuant to Section 304 of the Sarbanes-Oxley Act, reimbursement of bonus or other incentive-based equity compensation and alleged profits realized from sales of securities issued by the Company. Although no relief is sought from the Company, the Consolidated Complaint seeks monetary damages, both compensatory and consequential, from the other defendants, including current or former employees and/or directors of the Company, Ernst & Young LLP and KPMG LLP in an amount totaling not less than $500 million.
The consolidated derivative action was stayed pending resolution of the 60(b) Motions, which have been denied (see “—Current Procedural Status of Stockholder Class Action and Derivative Lawsuits Filed Prior to 2004 and Derivative Actions Filed in 2004”). On February 1, 2005, the Company established a

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)
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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)
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
On September 11, 2008, the Company filed its briefs in opposition to the Wyly Litigants’ and Ranger’s appeals, and in support of the Company’s cross-appeals in the derivative action. Also on September 11, 2008, current CA director The Honorable Alfonse M. D’Amato and former CA directors Richard Grasso, Shirley Strum Kenny, Jay Lorsch, Roel Pieper, Lewis Ranieri, Walter Schuetze, Willem F.P. de Vogel and Charles Wang filed briefs in opposition to the Wyly Litigants’ and Ranger’s appeals. On October 9, 2008, the Wyly Litigants filed a reply brief in support of their appeals in the class actions. Briefing in the class actions is complete. Ranger’s combined opposition/reply brief, and briefs of cross-appellees in opposition to the Company’s cross-appeal, was served October 28, 2008. The Company’s reply brief is required to be served by November 14, 2008.
Texas Litigation
On August 9, 2004, a petition was filed by Sam Wyly and Ranger against the Company in the District Court of Dallas County, Texas, seeking to obtain a declaratory judgment that plaintiffs did not breach two separation agreements they entered into with the Company in 2002 (the 2002 Agreements). Plaintiffs seek to obtain this declaratory judgment in order to file a derivative suit on behalf of the Company (see “— Derivative Actions Filed in 2004”). On February 18, 2005, Mr. Wyly filed a separate lawsuit in the United States District Court for the Northern District of Texas (the Texas Federal Court) alleging that he is entitled to attorneys’ fees in connection with the original litigation filed in Texas. The two actions have been consolidated. On March 31, 2005, the plaintiffs amended their complaint to allege a claim that they were defrauded into entering the 2002 Agreements and to seek rescission of those agreements and damages. On September 1, 2005, the Texas Federal Court granted the Company’s motion to transfer the action to the Federal Court. On November 9, 2007, plaintiffs served a motion to reopen discovery for 90 days to permit unspecified additional document requests and depositions. The Federal Court denied plaintiffs’ discovery motion on August 29, 2008 and certified that discovery was complete on September 3, 2008. On September 15, 2008, the Company moved for summary judgment dismissing all of plaintiffs’ claims. Also on September 15, plaintiffs moved for reconsideration of the Federal Court’s August 29, 2008 order denying plaintiffs’ discovery motion. Plaintiffs’ opposition to the Company’s summary judgment motion is due on November 5, 2008.
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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)
expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.
The Company, various subsidiaries, and certain current and former officers have been or may be named as defendants in various other lawsuits and claims arising in the normal course of business. The Company believes that it has meritorious defenses in connection with such lawsuits and claims that have been asserted, and intends to vigorously contest each of them. In the opinion of the Company’s management, the results of these other lawsuits and claims that have been asserted, either individually or in the aggregate, are not expected to have a material adverse effect on the Company’s financial position, annual results of operations, or annual cash flows, although the impact could be material to any interim reporting period.
Additional information about litigation involving the Company’s directors and executive officers is contained in the Company’s other reports filed with the SEC.
NOTE K — SUBSEQUENT EVENTS
On October 29 2008, the Company’s Board of Directors approved a stock repurchase plan that authorizes the Company to acquire up to $250 million of its common stock. The Company will fund the program with available cash on hand and may repurchase shares on the open market from time to time based on market conditions and other factors.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statement
This Quarterly Report on Form 10-Q (Form 10-Q) contains certain forward-looking information relating to CA, Inc. (the “Company,” “Registrant,” “CA,” “we,” “our,” or “us”), that is based on the beliefs of, and assumptions made by, our management as well as information currently available to management. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions are intended to identify forward-looking information. Such information includes, for example, the statements made in this Management Discussion and Analysis of Financial Condition and Results of Operations (MD&A), but also appears in other parts of this Form 10-Q. This forward-looking information reflects our current views with respect to future events and is subject to certain risks, uncertainties, and assumptions, some of which are described below in the section “Risk Factors” and under the caption “Risk Factors” in Part I Item 1A and elsewhere in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008. Should one or more of these risks or uncertainties occur, or should our assumptions prove incorrect, actual results may vary materially from those described in this Form 10-Q as anticipated, believed, estimated, or expected. We do not intend to update these forward-looking statements. This MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements.
The product and services names mentioned in this Form 10-Q are used for identification purposes only and may be protected by trademarks, trade names, services marks and/or other intellectual property rights of the Company and/or other parties in the United States and/or other jurisdictions. The absence of a specific attribution in connection with any such mark or name does not constitute a waiver of any such right. References in this Form 10-Q to fiscal 2009 and fiscal 2008 are to our fiscal years ended on March 31, 2009 and 2008, respectively.
OVERVIEW
We are one of the world’s leading independent information technology (IT) management software companies, helping organizations use IT to better perform, compete, innovate and grow. We help customers govern, manage and secure their entire IT operation — all of the people, information, processes, systems, networks, applications and databases, from a Web service to the mainframe, regardless of the hardware or software they are using.
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
For further discussion of our business and business model, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 (the 2008 Form 10-K). For further discussion of our Critical Accounting Policies and Business Practices, see “Critical Accounting Policies and Business Practices,” which is included in Item 2 of Part I of this Form 10-Q.
We have assessed and will continue to assess the impact on our business of the general economic downturn and the related impact on the financial services sector in particular. Approximately one third of our revenue comes from arrangements with financial institutions (i.e., banking, brokerage and insurance companies). The majority of these arrangements are for the renewal of mainframe capacity and maintenance associated with transactions processed by such financial institutions. While we cannot predict what impact there may be on our business from further consolidation of the financial industry sector, or the impact from the economy in general on our business, to date the impact has not been

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
material to our balance sheet, results of operations or cash flows. The vast majority of our subscription and maintenance revenue in any particular reporting period comes from contracts signed in prior periods, generally pursuant to contracts ranging in duration from three to five years.
In the ordinary course of business we review our cash and investment balances with respect to counterparty exposure. To date we have not experienced any significant impact as a result of the recent financial credit crisis. In the future, our (or our customer’s) ability to finance transactions, or our ability to obtain liquidity at favorable terms could be adversely affected.
QUARTERLY UPDATE
•	In July 2008, CA announced the launch of a customized channel partner program dedicated to its global Internet Security partners focus on CA’s anti-malware product portfolio. The Program for Internet Security will help value-added resellers (VARS), retailers and technology partners to market and sell solutions to service small, medium and large organizations, as well as the home and home office market.

•	In August 2008, CA and Arcot Systems announced the availability of a solution designed to help organizations reduce the risk of fraud and identity theft in online transactions through risk-based authentication.

•	In September 2008, CA enhanced its market leading CA Clarity™ Project and Portfolio Manager (PPM) solution by fully integrating cost and schedule measurement functionality to help U.S. Federal government agencies and contractors conform to the ANSI/EIA-748 standard for Earned Value Management Systems.

•	In September 2008, CA announced its intent to provide broad-based support for Microsoft’s virtualization technology across its Recovery Management, Virtualization Management, Security and Systems Management products. This support will help Microsoft customers to effectively manage, govern and secure even the most complex virtualized environments.

•	In September 2008, CA announced CA GRC Manager NERC Program Accelerator, a complete North American Electric Reliability Corporation (NERC) compliance program for power and utility customers.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
PERFORMANCE INDICATORS
Management uses several quantitative performance indicators to assess our financial results and condition. Following is a summary of the principal quantitative performance indicators that management uses to review performance:

	Three Months
	Ended September 30,			Percent
	2008	2007	Change	Change
	(dollars in millions)
Total revenue	$1,107	$1,067	$40	4%
Subscription and maintenance revenue	$975	$936	$39	4%
Net income	$209	$137	$72	53%
Cash provided by operating activities	$218	$193	$25	13%
Total bookings	$1,502	$1,041	$461	44%
Subscription and maintenance bookings	$1,393	$897	$496	55%
Weighted average subscription and maintenance duration in years	4.14	2.97	1.17	39%
Annualized subscription and maintenance bookings	$336	$302	$34	11%

	Six Months
	Ended September 30,			Percent
	2008	2007	Change	Change
	(dollars in millions)
Total revenue	$2,194	$2,092	$102	5%
Subscription and maintenance revenue	$1,940	$1,843	$97	5%
Net income	$409	$266	$143	54%
Cash provided by operating activities	$272	$180	$92	51%
Total bookings	$2,532	$1,936	$596	31%
Subscription and maintenance bookings	$2,311	$1,659	$652	39%
Weighted average subscription and maintenance duration in years	3.84	2.96	0.88	30%
Annualized subscription and maintenance bookings	$602	$560	$42	8%

			Change
			From		Change
	Sept. 30,	March 31,	Fiscal	Sept. 30,	From Prior
	2008	2008	Year End	2007	Year Quarter
	(in millions)
Cash, cash equivalents and marketable securities (1)	$2,400	$2,796	$(396)	$1,890	$510
Total debt	$2,239	$2,582	$(343)	$2,578	$(339)

Total expected future cash collections from committed contracts(2)	$4,723	$4,362	$361	$4,185	$538
Total revenue backlog(2)	$7,005	$6,858	$147	$6,175	$830

(1)	Marketable securities were $1 million as of September 30, 2008 and March 31, 2008.

(2)	Refer to the discussion in the “Liquidity and Capital Resources” section of this MD&A for additional information on expected future cash collections from committed contracts, billings backlog and revenue backlog.
Analyses of our performance indicators, including general trends, can be found in the “Results of Operations” and “Liquidity and Capital Resources” sections of this MD&A. The performance indicators discussed below are those that we believe are unique because of our subscription-based business model.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Subscription and Maintenance Revenue — Subscription and maintenance revenue is the amount of revenue recognized ratably during the reporting period from both: (i) subscription license agreements that were in effect during the period, which generally include maintenance that is bundled with and not separately identifiable from software usage fees or product sales, and (ii) maintenance agreements associated with providing customer technical support and access to software fixes and upgrades that are separately identifiable from software usage fees or product sales. These amounts include the sale of products directly by CA, as well as by distributors, resellers and value-added resellers to end-users, where the contracts incorporate the right for end-users to receive unspecified future software products and other contracts entered into in close proximity or contemplation of such agreements.
Total Bookings — Effective April 1, 2008, we changed our measurement of our new business activity from new deferred subscription value to total bookings. In addition to what was previously included in new deferred subscription value, subscription and maintenance bookings now includes the value of maintenance contracts committed by customers in the current period that were separate from license subscription contracts, whereas new deferred subscription value excluded certain of these types of agreements. The bookings amounts disclosed in this MD&A include the effects of this change. The incremental value of these agreements was $49 million for the quarter ended September 30, 2007. Total bookings also includes the new professional services and software fees and other contracts that were not previously included in new deferred subscription value.
Subscription and Maintenance Bookings — Subscription and maintenance bookings is the aggregate incremental amount we expect to collect from our customers over the terms of the underlying subscription and maintenance license agreements entered into during a reporting period. These amounts include the sale of products directly by CA, as well as by distributors, resellers and value-added resellers to end-users, where the contracts incorporate the right for end-users to receive unspecified future software products, and other contracts entered into in close proximity or contemplation of such agreements. These amounts are expected to be recognized ratably as subscription and maintenance revenue over the applicable software license terms. Subscription and maintenance bookings typically excludes the value associated with certain perpetual based licenses, license-only indirect sales, and professional services arrangements.
The license agreements that contribute to subscription and maintenance bookings represent binding payment commitments by customers over periods generally from three to five years, although in certain cases customer commitments can be for longer periods. The amount of new subscription and maintenance bookings recorded in a period is affected by the volume and amount of contracts renewed during that period. Typically, our subscription and maintenance bookings increase in each consecutive quarter during a fiscal year, with the first quarter being the weakest and the fourth quarter being the strongest. However, as we make efforts to improve the balance of the distribution of our contract renewals throughout the fiscal year, subscription and maintenance bookings may not always follow the pattern of increasing in consecutive quarters during a fiscal year, and the quarter to quarter differences in subscription and maintenance bookings may be more moderate. Additionally, changes in subscription and maintenance bookings, relative to previous periods, do not necessarily correlate to changes in billings or cash receipts, relative to previous periods. The contribution to current period revenue from subscription and maintenance bookings from any single license agreement is relatively small, since revenue is recognized ratably over the applicable license agreement term.
Weighted Average Subscription and Maintenance Duration in Years — The weighted average subscription and maintenance duration in years reflects the average duration of all subscription and maintenance licenses executed during a period, weighted by the contract value of each individual license. Effective April 1, 2008, our calculation of weighted average agreement duration now includes all subscription and maintenance contracts for both direct and indirect channels, whereas the prior calculation reflected direct product subscription licenses only. This modification has also been reflected in the weighted average agreement duration from the first quarter of fiscal year 2008 for comparison purposes and resulted in a

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
decrease of 0.2 years for the second quarter of fiscal year 2008. The increase in the weighted average license agreement duration in years for the second quarter of fiscal 2009 compared with the second quarter of fiscal 2008 was attributable to an increase in the number and amounts of contracts executed with contract terms longer than the historical averages, including several large contracts with terms of approximately five years, two of which had a combined contract value of approximately $550 million.
Annualized Subscription and Maintenance Bookings— Annualized subscription and maintenance bookings is an indicator of future revenue to be realized on an annual basis from contracts signed during the period. It is calculated by dividing the total value of all new term-based software license agreements entered into during a period by the weighted average duration in years of all such license agreements recorded during the same period.
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
“Deferred revenue (billed or collected)” is comprised of: (i) amounts received in advance of revenue recognition from the customer, (ii) amounts billed but not collected for which revenue has not yet been earned, and (iii) amounts received in advance of revenue recognition from financial institutions where the Company has transferred its interest in committed installments (referred to as “Financing obligations” in Note A, “Basis of Presentation” in the Condensed Consolidated Financial Statements).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
The following table presents changes in the line items on our Condensed Consolidated Statement of Operations for the three- and six-month periods ended September 30, 2008 and 2007 measured by Dollar Change, Percentage of Dollar Change, and Percentage of Total Revenue. Past financial results are not necessarily indicative of future results.

	Three Months Ended September 30,
				Percentage	Percentage
			Dollar	of	of
			Change	Dollar	Total
			2008/	Change	Revenue
	2008	2007	2007	2008/2007	2008	2007
	(dollars in millions)
Revenue
Subscription and maintenance revenue	$975	$936	$39	4%	88%	88%
Professional services	94	95	(1)	(1)	9	9
Software fees and other	38	36	2	6	3	3

Total revenue	$1,107	$1,067	$40	4%	100%	100%

Expenses
Costs of licensing and maintenance	$80	$69	$11	16%	7%	6%
Cost of professional services	84	91	(7)	(8)	8	9
Amortization of capitalized software costs	29	29	—	—	3	3
Selling and marketing	311	317	(6)	(2)	28	30
General and administrative	110	151	(41)	(27)	10	14
Product development and enhancements	120	126	(6)	(5)	11	12
Depreciation and amortization of other intangible assets	37	38	(1)	(3)	3	4
Other expenses (gains), net	6	(11)	17	(155)	1	(1)
Restructuring and other	—	13	(13)	(100)	—	1

Total expenses before interest and income taxes	777	823	(46)	(6)	70	77

Income before interest and income taxes	330	244	86	35	30	23
Interest expense, net	2	13	(11)	(85)	—	1

Income before income taxes	328	231	97	42	30	22
Income tax expense	119	94	25	27	11	9

Net income	$209	$137	$72	53%	19%	13%
Note — Amounts may not add to their respective totals due to rounding.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended September 30,
				Percentage	Percentage
			Dollar	of	of
			Change	Dollar	Total
			2008/	Change	Revenue
	2008	2007	2007	2008/2007	2008	2007
	(dollars in millions)
Revenue
Subscription and maintenance revenue	$1,940	$1,843	$97	5%	88%	88%
Professional services	187	188	(1)	(1)	9	9
Software fees and other	67	61	6	10	3	3

Total revenue	$2,194	$2,092	$102	5%	100%	100%

Expenses
Costs of licensing and maintenance	$155	$135	$20	15%	7%	6%
Cost of professional services	163	186	(23)	(12)	7	9
Amortization of capitalized software costs	60	58	2	3	3	3
Selling and marketing	608	623	(15)	(2)	28	30
General and administrative	232	283	(51)	(18)	11	14
Product development and enhancements	243	255	(12)	(5)	11	12
Depreciation and amortization of other intangible assets	73	77	(4)	(5)	3	4
Other expenses (gains), net	18	(5)	23	(460)	1	—
Restructuring and other	4	25	(21)	(84)	—	1

Total expenses before interest and income taxes	1,556	1,637	(81)	(5)	71	78

Income before interest and income taxes	638	455	183	40	29	22
Interest expense, net	6	27	(21)	(78)	—	1

Income before income taxes	632	428	204	48	29	20
Income tax expense	223	162	61	38	10	8

Net income	$409	$266	$143	54%	19%	13%
Note — Amounts may not add to their respective totals due to rounding.
Revenue
The increase in total revenue for both the three- and six-month periods ended September 30, 2008 was primarily due to growth in subscription and maintenance revenue. Total revenue was favorably impacted by foreign exchange of approximately $42 million and $100 million for the three- and six-month periods ended September 30, 2008, respectively.
Price changes do not have a material impact on revenue in a given period as a result of our ratable subscription model.
Subscription and Maintenance Revenue
Subscription and maintenance revenue is the amount of revenue recognized ratably during the reporting period from both: (i) subscription license agreements that were in effect during the period, which generally include maintenance that is bundled with and not separately identifiable from software usage fees or product sales, and (ii) maintenance agreements associated with providing customer technical support and access to software fixes and upgrades which are separately identifiable from software usage fees or product sales.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Subscription and Maintenance Bookings
For the three-month periods ended September 30, 2008 and 2007, we added subscription and maintenance bookings of $1,393 million and $897 million, respectively. For the six-months ended September 30, 2008 and 2007, we added subscription and maintenance bookings of $2,311 million and $1,659 million, respectively. The increase in subscription and maintenance bookings was primarily attributable to an increase in the duration and dollar amounts of large contracts entered into, the growth in sales of new products, mainframe capacity, continued improvement in the management of contract renewals, and foreign exchange during the second quarter and first half of fiscal 2009 as compared with the prior year periods. During the second quarter of fiscal 2009, we renewed 17 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $892 million. This is compared with the prior fiscal year’s second quarter, when 16 license agreements with incremental contract values were renewed in excess of $10 million each, for an aggregate contract value of $334 million. The weighted average duration of subscription and maintenance agreements executed in the second quarter of fiscal 2009 and 2008 was 4.14 and 2.97 years, respectively. Annualized subscription and maintenance bookings for the second quarter of fiscal 2009 increased $34 million, or 11%, from the second quarter of fiscal 2008, to $336 million. The increase in aggregate contract value and weighted average duration of subscription and maintenance agreements was primarily attributable to the signing of several large contract extensions with terms of approximately five years, two of which added approximately $550 million to total subscription and maintenance bookings.
Professional Services
Professional services revenue was relatively consistent for the second quarter and first half of fiscal 2009 as compared with the second quarter and first half of fiscal 2008 as revenue increases due to foreign exchange of $3 million and $8 million, respectively, were offset by revenue decreases in the APJ (Asia Pacific Japan) region, mostly due to our change in that region from a direct to an indirect sales model, and our concerted efforts to reduce the number of low margin service contracts.
Software Fees and Other
Software fees and other revenue primarily consists of revenue that is recognized on an up-front basis as required by SOP 97-2. This includes revenue generated through transactions with distribution and original equipment manufacturer channel partners (sometimes referred to as our “indirect” or “channel” revenue) and certain revenue associated with new or acquired products sold on an up-front basis. Also included is financing fee revenue, which results from the discounting of product sales recognized on an up-front basis with extended payment terms to present value. Revenue recognized on an up-front basis results in higher revenue for the current period than if the same revenue had been recognized ratably under our subscription model.
The increase for the six-month period ended September 30, 2008 as compared with the six month period ended September 30, 2007 was primarily attributable to an increase in revenue recorded on an up-front basis relating to our indirect business.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Total Revenue by Geography
The following table presents revenue earned from the United States and international geographic regions and corresponding percentage changes for the three- and six-month periods ended September 30, 2008 and 2007, respectively. Past financial results are not necessarily indicative of future results.

	Three Months Ended September 30,
					Dollar	Percentage
	2008	%	2007	%	Change	Change
	(dollars in millions)
United States	$574	52%	$559	52%	$15	3%
International	533	48%	508	48%	25	5%

	$1,107	100%	$1,067	100%	$40	4%

	Six Months Ended September 30,
					Dollar	Percentage
	2008	%	2007	%	Change	Change
	(dollars in millions)
United States	$1,126	51%	$1,107	53%	$19	2%
International	1,068	49%	985	47%	83	8%

	$2,194	100%	$2,092	100%	$102	5%

Revenue in the United States increased by 3% and 2%, for the three- and six-month periods ended September 30, 2008 as compared with the prior year comparable periods, respectively. International revenue increased by approximately 5%, and 8%, respectively for the three- and six-month periods ended September 30, 2008, principally due to favorable impacts from foreign exchange of $42 and $100 million for the three- and six-month periods, respectively.
Expenses
Effective with the filing of the first quarter of fiscal year 2009 Quarterly Report on Form 10-Q, the Company further refined the classification of certain costs reported on its Condensed Consolidated Statement of Operations to better reflect the allocation of various expenses and to better align the Company’s reported financial statements with the Company’s internal view of its business performance. This refinement increased the amounts reported for the three-month periods ended September 30, 2007 in the “Cost of professional services,” “Selling and marketing,” and “Product development and enhancements” line items by $3 million, $21 million and $2 million, respectively, and decreased the amount reported in “General and administrative” by $26 million. Total expenses before income taxes and net income were not affected by these reclassifications.
This refinement increased the amounts reported for the six-month periods ended September 30, 2007 in the “Costs of licensing and maintenance,” “Cost of professional services,” “Selling and marketing,” and “Product development and enhancements” line items by $3 million, $8 million, $33 million and $5 million, respectively, and decreased the amount reported in “General and administrative” by $49 million. Total expenses before income taxes and net income were not affected by these reclassifications.
Costs of Licensing and Maintenance
Costs of licensing and maintenance includes technical support, royalties, and other manufacturing and distribution costs. The increase in costs of licensing and maintenance for the second quarter and first half of fiscal 2009 as compared with the prior year periods was primarily due to the strategic partnership agreement that we signed with an outside third party relating to our Internet Security business during the fourth quarter of fiscal 2008, under which fees are paid based on sales volumes. Prior to this strategic

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
partnership, the development costs relating to this business were included in Product Development and Enhancements. These cost increases were partially offset by decreases in product support expenses.
Cost of Professional Services
Cost of professional services consists primarily of our personnel-related costs associated with providing professional services and training to customers. The decrease in cost of professional services for the second quarter and first half of fiscal 2009 as compared with the prior year periods was primarily due to the reduced use of external consultants and reduced personnel costs resulting in savings realized from the fiscal 2007 cost reduction and restructuring plan (fiscal 2007 plan). For further information on the fiscal 2007 plan refer to Note H, “Restructuring and Other,” in the Notes to the Condensed Consolidated Financial Statements.
As a result of the decreased costs of professional services, the margins on professional services revenue improved in the second quarter and first half of fiscal 2009 as compared with the prior year periods.
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
Selling and Marketing
Selling and marketing expenses include the costs relating to our sales force, costs relating to our channel partners, corporate and business marketing costs and our customer training programs. The decline in selling and marketing expenses for the second quarter of fiscal 2009 compared with the second quarter of fiscal 2008 was primarily attributable to improved cost management, partially offset by higher personnel costs, primarily attributable to annual merit salary increases, and an unfavorable foreign exchange effect of $10 million.
The decline in selling and marketing expenses for the first half of fiscal 2009 compared with the first half of fiscal 2008 was primarily attributable to the timing of CA World, our flagship customer and partner trade show, which occurred in the first half of fiscal 2008 and will occur during the third quarter of fiscal 2009, and improved cost management, partially offset by higher personnel costs, primarily attributable to annual merit salary increases, and an unfavorable foreign exchange effect of $25 million.
General and Administrative
General and administrative expenses include the costs of corporate and support functions, including our executive leadership and administration groups, finance, legal, human resources, corporate communications and other costs, such as provisions for doubtful accounts. For the second quarter of fiscal 2009, general and administrative costs decreased compared to the second quarter of fiscal 2008, primarily due to reduced personnel related costs in the second quarter of fiscal 2009 and higher bad debt expenses in the second quarter of fiscal 2008 associated with amounts deemed uncollectible from professional service accounts receivable in the second quarter of fiscal 2008. These expense reductions were partially offset by an unfavorable foreign exchange effect of $7 million.
For the first half of fiscal 2009, general and administrative costs decreased primarily due to reduced personnel and external consultant costs, partially offset by an unfavorable foreign exchange effect of $18 million.
Product Development and Enhancements
For the second quarter of fiscal 2009 and fiscal 2008, product development and enhancements expenses represented approximately 11% and 12% of total revenue, respectively. Expenses declined during the second quarter and first half of fiscal 2009 as compared to the prior year periods primarily due to the strategic partnership agreement signed relating to the development of products associated with our Internet Security

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
business and increased capitalization of internally developed software, partially offset by higher personnel costs. During the second quarter of fiscal 2009, we increased our investment in product development and enhancements for emerging technologies, and broadened our enterprise product offerings.
Depreciation and Amortization of Other Intangible Assets
The decreases in depreciation and amortization of other intangible assets for the second quarter and first half of fiscal 2009 as compared with the comparable periods of fiscal 2008 were primarily due to decreased amortization costs of intangible assets relating to prior period acquisitions.
Other Expenses (Gains), Net
Other expenses (gains), net includes gains and losses attributable to divested assets, certain foreign currency exchange rate fluctuations, and certain infrequent events. In the second quarter and first half of fiscal 2009, we recorded net foreign exchange losses of $5 million and $15 million, respectively. The foreign exchange losses incurred in the second quarter of fiscal 2009 included an unrealized gain of $12 million and a realized gain of $22 million associated with derivative foreign exchange contracts, which we use to mitigate our operating risks and exposures to foreign currency exchange rates. Additionally, we incurred expenses in connection with litigation claims for the second quarter and first half of fiscal 2009 of $3 million and $5 million, respectively.
In the second quarter and first half of fiscal 2008, we recorded foreign exchange gains of $12 million and $18 million, respectively, and expenses in connection with litigation claims of $1 million and $13 million, respectively.
Restructuring and Other
For the first half of fiscal 2009, we recorded restructuring charges of $4 million for severance and other termination benefits and facility abandonment principally related to the fiscal 2007 plan. The total pre-tax cost of the fiscal 2007 plan is currently expected to be approximately $275 million to $300 million. The majority of the remaining expenses are expected to be recognized by the end of fiscal 2009. The fiscal 2007 plan’s objectives include a workforce reduction, global facilities consolidations and other cost reduction initiatives. Cumulatively under the fiscal 2007 plan, we have recognized approximately $247 million of expenses, of which $63 million remains unpaid at September 30, 2008. The severance portion of the remaining liability balance is included in the “Accrued salaries, wages and commissions” line on the Condensed Consolidated Balance Sheets. The facilities abandonment portion of the remaining liability balance is included in “Accrued expenses and other current liabilities” line on the Condensed Consolidated Balance Sheets. Final payment of these amounts is dependent upon settlement with the works councils in certain international locations and our ability to negotiate lease terminations. For further information on the fiscal 2007 plan refer to Note H, “Restructuring and Other,” in the Notes to the Condensed Consolidated Financial Statements.
Interest Expense, Net
The decrease in interest expense, net, for the three- and six-month periods ended September 30, 2008 compared with the three- and six-month periods ended September 30, 2007 was primarily due to decreased interest expenses as a result of the repayment of the remaining $350 million portion of the Company’s 6.500% Senior Notes due April 2008 (the fiscal 1999 Senior Notes).
Income Taxes
Income tax expense for the three- and six-month periods ended September 30, 2008 was $119 million and $223 million, respectively, compared with the three- and six-month periods ended September 30, 2007 of $94 million and $162 million, respectively. The effective tax rates for the six-month periods ended September 30, 2008 and 2007 were 35.3% and 37.9%, respectively. During the first quarter of fiscal year 2009, we settled a U.S. federal income tax audit for the fiscal years 2001 through 2004 which resulted in a decrease in the liability for uncertain tax positions of $55 million. As a result of this settlement, during the first quarter of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
fiscal year 2009, we recognized a tax benefit of $11 million and a reduction of goodwill by $10 million, with the remainder offset against existing tax refund claims and deferred tax assets previously recorded.
Liquidity and Capital Resources
Our cash balances, including cash equivalents and marketable securities, are held in numerous locations throughout the world, with 65% residing outside the United States at September 30, 2008. Cash and cash equivalents totaled $2.399 billion as of September 30, 2008, representing a decrease of $396 million from the March 31, 2008 balance of $2.795 billion, primarily due to the repayment of the remaining $350 million portion of the fiscal 1999 Senior Notes that were due and payable during the first quarter of fiscal 2009 (refer to Debt Arrangements below for further information). Cash and cash equivalents decreased by $154 million during the second quarter of fiscal 2009 due to the unfavorable translation effect that foreign currency exchange rates had on cash held outside the United States in currencies other than the U.S. dollar.
On October 29, 2008, our Board of Directors approved a stock repurchase plan that authorizes us to acquire up to $250 million of our common stock. We will fund the program with available cash on hand and may repurchase shares on the open market from time to time based on market conditions and other factors.
Sources and Uses of Cash
Cash generated by operating activities, which represents our primary source of liquidity, increased $92 million in the first half of fiscal 2009 to $272 million from $180 million in the first half of fiscal 2008, mostly due to an $87 million increase in cash collections from billings. For the first half of fiscal 2009, accounts receivable decreased by $299 million, compared with a decline in the comparable prior year period of $332 million. For the first half of fiscal 2009, accounts payable, accrued expenses and other liabilities decreased $90 million compared with a decrease in the prior year period of $62 million.
Under our subscription licenses, customers generally make installment payments over the term of the agreement, often with at least one payment due at contract execution, for the right to use our software products and receive product support, software fixes and new products when available. The timing and actual amounts of cash received from committed customer installment payments under any specific license agreement can be affected by several factors, including the time value of money and the customer’s credit rating. Often, the amount received is the result of direct negotiations with the customer when establishing pricing and payment terms. In certain instances, the customer negotiates a price for a single up-front installment payment and seeks its own internal or external financing sources. In other instances, we may assist the customer by arranging financing on their behalf through a third-party financial institution. Although the terms and conditions of the financing arrangements are negotiated by us with the financial institution, the decision whether to enter into these types of financing arrangements remains at the customer’s discretion. Alternatively, we may decide to transfer our rights and title to the future committed installment payments due under the license agreement to a third-party financial institution in exchange for a cash payment. In these instances, the license agreements signed by the customer may contain provisions that allow for the assignment of our financial interest without customer consent. Once transferred, the future committed installments are payable by the customer to the third-party financial institution. Whether the future committed installments have been financed directly by the customer with our assistance or by the transfer of our rights and title to future committed installments to a third-party, such financing agreements may contain limited recourse provisions with respect to our continued performance under the license agreements. Based on our historical experience, we believe that any liability that we may incur as a result of these limited recourse provisions will be immaterial.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
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
For the second quarter of fiscal 2009, gross receipts related to single installments for the entire contract value, or a substantial portion of the contract value, were $133 million, compared with $129 million in the second quarter of fiscal 2008. Included in the collections from single installments for the second quarter of fiscal 2009 were transactions financed through third parties of $40 million. Included in the collections from single installments for the second quarter of fiscal 2008 were transactions financed through third parties of $48 million and receipts from the transfer of our financial interest in committed payments to a third party financial institution of $14 million.
For the first half of fiscal 2009, gross receipts related to single installments for the entire contract value, or a substantial portion of the contract value, were $193 million compared with $246 million in the first half of fiscal 2008 principally due to one large single installment contract received in the first quarter of fiscal 2008 for $54 million. For the first half of fiscal year 2009 and 2008, collections from single installment contracts billed in the prior fiscal year were $21 million and $7 million, respectively. Transactions financed through third parties that were included within the collections from single installments for the first half of fiscal 2009 and 2008 were $40 million and $130 million, respectively. Receipts from the transfer of our financial interest in committed payments to a third party financial institution during the first half of fiscal 2008 were $14 million.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	Sept. 30,	March 31,	Sept. 30,
	2008	2008	2007
	(in millions)	(in millions)	(in millions)
Billings Backlog:
Amounts to be billed — current	$1,778	$1,716	$1,684
Amounts to be billed — non-current	2,063	1,442	1,537

Total billings backlog	$3,841	$3,158	$3,221

Revenue Backlog:
Revenue to be recognized within the next 12 months — current	$3,264	$3,478	$3,175
Revenue to be recognized beyond the next 12 months — non-current	3,741	3,380	3,000

Total revenue backlog	$7,005	$6,858	$6,175

Deferred revenue (billed or collected)	$3,164	$3,700	$2,954
Unearned revenue yet to be billed	3,841	3,158	3,221

Total revenue backlog	$7,005	$6,858	$6,175

Note: Revenue Backlog includes deferred subscription and maintenance and professional services revenue
We can also estimate the total cash to be collected in the future from committed contracts, referred to as our “Expected future cash collections” by adding the total billings backlog to the current and non-current Trade and Installment Accounts Receivable from our balance sheet.

	Sept. 30,	March 31,	Sept. 30,
	2008	2008	2007
	(in millions)	(in millions)	(in millions)
Expected future cash collections:
Total billings backlog	$3,841	$3,158	$3,221
Trade and installment accounts receivable — current, net	696	970	678
Installment accounts receivable — non-current, net	186	234	286

Total expected future cash collections	$4,723	$4,362	$4,185

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Cash Generated by Operating Activities

	Three Months
	Ended September 30,		Change
	2008	2007	2008 / 2007
	(in millions)
Cash collections from billings(1)	$1,000	$994	$ 6
Vendor disbursements and payroll(1)	(738)	(766)	28
Income tax payments	(29)	(31)	2
Other disbursements, net(2)	(15)	(4)	(11)

Cash generated by operating activities	$218	$193	$ 25

(1)	Amounts include VAT and sales taxes.

(2)	Amounts include interest, restructuring and miscellaneous receipts and disbursements.

	Six Months
	Ended September 30,		Change
	2008	2007	2008 / 2007
	(in millions)
Cash collections from billings(1)	$2,193	$2,106	$ 87
Vendor disbursements and payroll(1)	(1,697)	(1,684)	(13)
Income tax payments	(137)	(170)	33
Other disbursements, net(2)	(87)	(72)	(15)

Cash generated by operating activities	$272	$180	$ 92

(1)	Amounts include VAT and sales taxes.

(2)	Amounts include interest, restructuring and miscellaneous receipts and disbursements.
Second Quarter Comparison — Fiscal Year 2009 versus Fiscal Year 2008
Operating Activities:
Cash generated by operating activities for the second quarter of fiscal 2009 was $218 million, representing an increase of $25 million compared with the second quarter of fiscal 2008. The increase was driven primarily by lower vendor disbursements and payroll of $28 million, mostly due to lower personnel costs.
Investing Activities:
Cash used in investing activities for the second quarter of fiscal 2009 was $53 million compared with $73 million for the second quarter of fiscal 2008. The decrease in cash used in investing activities was primarily due to lower purchases of property and equipment and acquired software in the second quarter of fiscal 2009 as compared with the second quarter of fiscal 2008.
Financing Activities:
Cash used in financing activities for the second quarter of fiscal 2009 and 2008 was $22 million and $21 million, respectively, and consisted primarily of dividends paid during the respective periods.
First Six Months Comparison — Fiscal Year 2009 versus Fiscal Year 2008
Operating Activities:
Cash generated by operating activities for the first half of fiscal 2009 was $272 million, representing an increase of $92 million compared with the comparable prior year period. The increase was driven primarily by higher collections of $87 million, despite $53 million less in single installment receipts during the current

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
period, and a decrease in income tax payments of $33 million. Vendor disbursements and payroll increased $13 million in the first six months of fiscal 2009 as compared with the first six months of fiscal 2008 mostly due to higher commission costs.
Investing Activities:
Cash used in investing activities for the first half of fiscal 2009 was $128 million compared with $116 million for the comparable prior year period. The increase in cash used in investing activities was primarily due to proceeds from sale-leaseback transactions of $27 million in the first six months of fiscal 2008 as compared with no material asset sales in the first six months of fiscal 2009, partially offset by an increase of $17 million in capitalized software development costs as compared with the prior comparable period for fiscal 2008.
Financing Activities:
Cash used in financing activities for the first half of fiscal 2009 was $390 million compared with $537 million in the comparable prior year period. The primary financing activities for the first half of fiscal 2009 were the payment of the remaining $350 million portion of the fiscal 1999 Senior Notes that was due and payable (refer to Debt Arrangements below for further information) and dividends paid of $41 million. During the first half of fiscal 2008, we repurchased $500 million of our own common stock, and paid dividends of $42 million.
Debt Arrangements
As of September 30, 2008 and March 31, 2008, our debt arrangements consisted of the following:

	September 30, 2008		March 31, 2008
	Maximum	Outstanding	Maximum	Outstanding
	Available	Balance	Available	Balance
	(in millions)
Debt Arrangements:
2008 Revolving Credit Facility (expires August 2012)	$1,000	$ 750	$1,000	$ 750
6.500% Senior Notes due April 2008	—	—	—	350
4.750% Senior Notes due December 2009	—	500	—	500
1.625% Convertible Senior Notes due December 2009	—	460	—	460
6.125% Senior Notes due December 2014	—	500	—	500
International line of credit	25	—	25	—
Capital lease obligations and other	—	29	—	22

Total		$2,239		$2,582

Our debt arrangements at September 30, 2008 remain unchanged from March 31, 2008, except as follows:
6.500% Senior Notes
In April 2008, the Company paid the $350 million portion of the fiscal 1999 Senior Notes that was due and payable at that time. Subsequent to this scheduled payment, there were no further amounts due under this issuance.
For further information concerning our debt arrangements, refer to our Consolidated Financial Statements and Notes thereto included in our 2008 Form 10-K.
Other Matters
As of September 30, 2008, our senior unsecured notes were rated Ba1, BB+, and BB+ by Moody’s Investors Service (Moody’s), Standard and Poor’s (S&P) and Fitch Ratings (Fitch), respectively. The outlook on these unsecured notes is stable, positive, and positive by Moody’s, S&P and Fitch, respectively. As of October 2008, these ratings and outlooks remained unchanged. Peak borrowings under all debt arrangements during the second quarter of fiscal 2009 totaled $2.239 billion, with a weighted average interest rate of 4.052%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
It is expected that existing cash, cash equivalents, marketable securities, the availability of borrowings under existing and renewable credit lines, and cash expected to be provided from operations will be sufficient to meet ongoing cash requirements. We expect our long-standing history of providing extended payment terms to our customers to continue.
We expect to use existing cash balances and future cash generated from operations to fund capital spending, including our continued investment in our enterprise resource planning implementation, future acquisitions and financing activities, such as the repayment of our debt balances as they mature, the payment of dividends, and the repurchase of shares of common stock in accordance with any plans approved by our Board of Directors.
Effect of Exchange Rate Changes
There was a $150 million unfavorable impact to our cash balances in the first half of fiscal 2009 predominantly due to the strengthening of the U.S. dollar against the Australian dollar, Brazilian real, British pound, euro and Japanese yen of 14%, 8%, 10%, 11% and 6%, respectively. This is compared with a favorable impact of $86 million to our cash balances in first half of fiscal 2008, which was predominantly due to the weakening of the U.S. dollar against the British pound and the euro of approximately 4% and 7%, respectively, and higher international cash balances.
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
New Accounting Pronouncements
In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP No. APB 14-1 requires the issuer of convertible debt instruments with cash settlement features to account separately for the liability and equity components of the instrument. The debt would be recognized at the present value of its cash flows discounted using the issuer’s nonconvertible debt borrowing rate at the time of issuance. The equity component would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. FSP No. APB 14-1 will also require an accretion of the resultant debt discount over the expected life of the debt. The proposed transition guidance requires retrospective application to all periods presented, and does not grandfather existing instruments. FSP No. APB 14-1 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP No. APB 14-1 is not expected to affect our future cash flows from operations. However, upon adoption, FSP No. APB 14-1 will require us to recognize higher interest expense associated with our convertible senior notes.
In June 2008, the FASB issued Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” FSP EITF No. 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008 and requires

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
all presented prior-period earnings per share data to be adjusted retrospectively. We do not believe that FSP EITF No. 03-6-1 will have a material impact on our Consolidated Financial Statements.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to a variety of risks, including foreign currency exchange rate fluctuations and changes in the market value of our investments. In the normal course of business, we employ established policies and procedures to manage these risks including the use of derivative instruments. In the first half of fiscal 2009, we increased our hedging activity for certain portions of our expected operating income which could have an impact on future results. There have been no other material changes in our foreign exchange risk management strategy or our portfolio management strategy subsequent to March 31, 2008; therefore, other aspects of the risk profile of our market risk sensitive instruments remains substantially unchanged from the description in our 2008 Form 10-K.
Item 4: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act), as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.
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
As previously disclosed in Item 9A of our 2008 Form 10-K, the Company began the migration of certain financial and sales processing systems to an enterprise resource planning (ERP) system in fiscal year 2007 as part of its on-going project to implement ERP at the Company’s facilities worldwide. In addition, during the first quarter ended June 30, 2008, the Company implemented a new financial reporting and consolidation software package designed to provide additional financial reporting functionality and to improve overall control and efficiency associated with the financial reporting process. The Company will continue to monitor and test these systems as part of management’s annual evaluation of internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
On April 9, 2007, the Company filed a complaint in the United States District Court for the Eastern District of New York (the Federal Court) against Rocket Software, Inc. (Rocket). On August 1, 2007, the Company filed an amended complaint alleging that Rocket misappropriated intellectual property associated with a number of the Company’s database management software products. The amended complaint includes causes of action for copyright infringement, misappropriation of trade secrets, unfair competition, and unjust enrichment. In the amended complaint, the Company seeks damages of at least $200 million for Rocket’s alleged theft and misappropriation of CA’s intellectual property, as well as an injunction preventing Rocket from continuing to distribute the database management software products at issue. On November 14, 2007, Rocket filed a motion to dismiss the amended complaint. By Order dated September 17, 2008, the Federal Court denied the majority of Rocket’s motion, permitting the Company to further pursue its claims for copyright infringement and misappropriation of trade secrets. On April 9, 2008, the Company submitted a motion for a preliminary injunction, which was predicated upon newly-discovered evidence of literal copying of certain portions of the Company’s source code by Rocket. That motion has been fully briefed and argued, and a decision is pending. The Company can make no prediction as to the outcome of this litigation, including with respect to amounts to be awarded if it prevails.
Refer to Note J, “Commitments and Contingencies,” in the Notes to the Condensed Consolidated Financial Statements for information regarding certain other legal proceedings.
Item 1A. RISK FACTORS
Current and potential stockholders should consider carefully the risk factors described in more detail in our 2008 Form 10-K for the fiscal year ended March 31, 2008. We believe that as of September 30, 2008, there has been no material change to this information other than described below. Any of these factors, or others, many of which are beyond our control, could negatively affect our revenue, profitability and cash flow.
General economic conditions, including concerns regarding a potential global recession and credit constraints, or unfavorable economic conditions in a particular region, business or industry sector, may lead our customers to delay or forgo technology investments and could have other impacts, any of which could adversely affect our business, financial condition, operating results and cash flow.
Our products are designed to improve the productivity and efficiency of our customers’ information processing resources. However, a general slowdown or recession in the global economy, or in a particular region, or business or industry sector (such as the financial services sector), or tightening of credit markets, could cause customers to: have difficulty accessing credit sources; delay contractual payments; or delay or forgo decisions to (i) license new products (particularly with respect to discretionary spending for software), (ii) upgrade their existing environments or (iii) purchase services. Any such impacts could adversely affect our business, financial condition, operating results and cash flow.
Such a general slowdown or recession in the global economy may also materially impact the global banking system including individual institutions as well as a particular business or industry sector, which could cause further consolidations or failures in such a sector. These adverse financial events could also result in further government intervention in the U.S. and world markets. Any of these results could impact the manner in which we are able to conduct business including within a particular industry sector or market and could adversely affect our business, financial condition, operating results and cash flow or cash position.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The annual meeting of stockholders was held on September 9, 2008.

(b)	The stockholders elected the following directors for the ensuing year:
Raymond J. Bromark
Alfonse M. D’Amato
Gary J. Fernandes
Robert E. La Blanc
Christopher B. Lofgren
William E. McCracken
John A. Swainson
Laura S. Unger
Arthur F. Weinbach
Renato (Ron) Zambonini
(c)(i) A separate tabulation with respect to each nominee is as follows:

Name	For	Against	Abstain
Raymond J. Bromark	471,167,935	5,664,581	2,720,094
Alfonse M. D’Amato	456,573,608	20,272,964	2,706,038
Gary J. Fernandes	459,922,368	16,888,985	2,741,257
Robert E. La Blanc	447,640,683	29,182,598	2,729,329
Christopher B. Lofgren	471,211,493	5,606,311	2,734,806
William E. McCracken	471,119,057	5,706,252	2,727,301
John A. Swainson	467,839,912	9,008,902	2,703,796
Laura S. Unger	471,040,961	5,782,361	2,729,288
Arthur F. Weinbach	469,688,647	7,135,661	2,728,302
Renato (Ron) Zambonini	471,090,460	5,727,663	2,734,487
(c)(ii) The stockholders voted to ratify the appointment of KPMG LLP as the Company’s independent registered public accountants for the fiscal year ending March 31, 2009 as follows:

For	458,239,578
Against	18,586,444
Abstain	2,726,588
Broker non-votes	0
Item 5. OTHER INFORMATION
None.

Item 6. EXHIBITS
Regulation S-K
Exhibit Number

3.1	Amended and Restated Certificate of Incorporation.	Previously filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K dated March 6, 2006, and incorporated herein by reference.

3.2	By-Laws of the Company, as amended.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 23, 2007, and incorporated herein by reference.

10.1*	Change in Control Severance Policy, as amended.	Filed herewith.

12.1	Statement of ratio of earnings to fixed charges.	Filed herewith.

15	Accountants’ acknowledgment letter.	Filed herewith.

31.1	Certification of the CEO pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the CFO pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

*	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CA, INC.
By:	/s/ John A. Swainson
John A. Swainson
Chief Executive Officer

By:	/s/ Nancy E. Cooper
Nancy E. Cooper
Executive Vice President and Chief Financial Officer

Dated: October 30, 2008