Form 10-Q
period 2008-12-31
CA, INC.
filed 2009-01-30
CIK 356028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2008
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐     No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding
Common Stock	as of January 22, 2009
par value $0.10 per share	518,867,425

CA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
CA, Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of CA, Inc. and subsidiaries as of December 31, 2008, the related condensed consolidated statements of operations for the three-month and nine-month periods ended December 31, 2008 and 2007, and the related condensed consolidated statements of cash flows for the nine-month periods ended December 31, 2008 and 2007. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
/s/ KPMG LLP
New York, New York
January 30, 2009

Item 1.
CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	December 31,	March 31,
	2008	2008
	(unaudited)
ASSETS
CURRENT ASSETS
Cash, cash equivalents and marketable securities	$2,369	$2,796
Trade and installment accounts receivable, net	879	970
Deferred income taxes — current	453	623
Other current assets	139	79

TOTAL CURRENT ASSETS	3,840	4,468
Installment accounts receivable, due after one year, net	129	234
Property and equipment, net of accumulated depreciation of $1,010 and $996, respectively	452	496
Purchased software products, net	165	171
Goodwill	5,348	5,351
Deferred income taxes — noncurrent	237	293
Other noncurrent assets, net	721	743

TOTAL ASSETS	$10,892	$11,756

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt and loans payable	$826	$361
Accounts payable	91	152
Accrued salaries, wages and commissions	258	400
Accrued expenses and other current liabilities	382	439
Deferred revenue (billed or collected) — current	2,146	2,664
Taxes payable, other than income taxes payable — current	73	97
Federal, state and foreign income taxes payable — current	127	59
Deferred income taxes — current	90	106

TOTAL CURRENT LIABILITIES	3,993	4,278
Long-term debt, net of current portion	1,292	2,221
Deferred income taxes — noncurrent	115	200
Deferred revenue (billed or collected) — noncurrent	956	1,036
Federal, state and foreign income taxes payable — noncurrent	195	225
Other noncurrent liabilities	72	87

TOTAL LIABILITIES	6,623	8,047

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 10,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock, $0.10 par value, 1,100,000,000 shares authorized; 589,695,081 and 589,695,081 shares issued; 514,182,668 and 509,782,514 shares outstanding, respectively	59	59
Additional paid-in capital	3,527	3,566
Retained earnings	2,733	2,173
Accumulated other comprehensive loss	(174)	(101)
Treasury stock, at cost, 75,512,413 shares and 79,912,567 shares, respectively	(1,876)	(1,988)

TOTAL STOCKHOLDERS’ EQUITY	4,269	3,709

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,892	$11,756

See accompanying Notes to the Condensed Consolidated Financial Statements.

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except per share amounts)

	For the Three		For the Nine
	Months Ended		Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
REVENUE
Subscription and maintenance revenue	$919	$968	$2,859	$2,811
Professional services	87	92	274	280
Software fees and other	36	40	103	101

TOTAL REVENUE	1,042	1,100	3,236	3,192

EXPENSES
Costs of licensing and maintenance	70	64	225	199
Cost of professional services	76	92	239	278
Amortization of capitalized software costs	31	29	91	87
Selling and marketing	307	333	915	956
General and administrative	110	123	342	406
Product development and enhancements	115	135	358	390
Depreciation and amortization of other intangible assets	36	40	109	117
Other (gains) expenses, net	(14)	13	4	8
Restructuring and other	2	22	6	47

TOTAL EXPENSES BEFORE INTEREST AND TAXES	733	851	2,289	2,488

Income before interest and income taxes	309	249	947	704
Interest expense, net	8	10	14	37

Income before income taxes	301	239	933	667
Income tax expense	88	76	311	238

NET INCOME	$213	$163	$622	$429

BASIC INCOME PER SHARE	$0.41	$0.32	$1.21	$0.83

Basic weighted average shares used in computation	514	510	513	515
DILUTED INCOME PER SHARE	$0.40	$0.31	$1.16	$0.80

Diluted weighted average shares used in computation	539	536	540	541
See accompanying Notes to the Condensed Consolidated Financial Statements.

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in millions)

	For the Nine Months
	Ended December 31,
	2008	2007
OPERATING ACTIVITIES:
Net income	$622	$429
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	200	204
Provision for deferred income taxes	65	46
Provision for bad debts	10	22
Non-cash stock based compensation expense and defined contribution plan	86	96
(Gain) loss on sale and disposal of assets and repayment of debt, net	(2)	4
Foreign currency transaction loss (gain), before taxes	62	(19)
Changes in other operating assets and liabilities, net of effect of acquisitions:
Decrease in trade and current installment accounts receivable, net	32	36
Decrease in noncurrent installment accounts receivable, net	143	71
Decrease in deferred revenue (billed and collected) — current & noncurrent	(414)	(277)
Increase in taxes payable, net	7	7
Decrease in accounts payable, accrued expenses and other	(95)	(109)
Decrease in accrued salaries, wages and commissions	(61)	(25)
Restructuring and other, net	(79)	(37)
Changes in other operating assets and liabilities	(12)	(35)

NET CASH PROVIDED BY OPERATING ACTIVITIES	564	413
INVESTING ACTIVITIES:
Acquisitions, primarily goodwill, purchased software, and other intangible assets, net of cash acquired	(54)	(27)
Settlements of purchase accounting liabilities	(4)	(7)
Purchases of property and equipment	(64)	(81)
Proceeds from sale of assets	6	35
Purchases of marketable securities, net	—	(3)
Decrease in restricted cash	5	—
Capitalized software development costs	(102)	(79)

NET CASH USED IN INVESTING ACTIVITIES	(213)	(162)
FINANCING ACTIVITIES:
Dividends paid	(62)	(63)
Purchases of treasury stock (common stock)	(4)	(500)
Debt repayments	(501)	(758)
Debt borrowings	—	750
Debt issuance costs	—	(3)
Exercise of common stock options and other	7	19

NET CASH USED IN FINANCING ACTIVITIES	(560)	(555)
DECREASE IN CASH AND CASH EQUIVALENTS BEFORE EFFECT OF EXCHANGE RATE CHANGES ON CASH	(209)	(304)
Effect of exchange rate changes on cash	(217)	106

DECREASE IN CASH AND CASH EQUIVALENTS	(426)	(198)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,795	2,275

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,369	$2,077

See accompanying Notes to the Condensed Consolidated Financial Statements.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
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
Operating results for the three- and nine-month periods ended December 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009. For further information, refer to the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 (2008 Form 10-K).
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
For license agreements signed prior to October 2000, once all four of the above-noted revenue recognition criteria were met, software license fees were recognized as revenue generally when the software was delivered to the customer, or “up-front” (as the contracts did not include a right to unspecified future software products), and the maintenance fees were deferred and subsequently recognized as revenue over the term of the license. Currently, a relatively small amount of the Company’s revenue from software licenses is recognized on an up-front basis, subject to meeting the same revenue recognition criteria in accordance with SOP 97-2 as described above. Software fees from such licenses are recognized up-front and are reported in the “Software fees and other” line item in the Condensed Consolidated Statements of Operations. Maintenance fees from such licenses are recognized ratably over the term of the license and are recorded on the “Subscription and maintenance revenue” line item in the Condensed Consolidated Statements of Operations. License agreements with software fees that are recognized up-front do not include the right to

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
(unaudited)
receive unspecified future software products. However, in the event such license agreements are executed within close proximity to or in contemplation of other license agreements that are signed under the Company’s subscription model with the same customer, the licenses together may be considered a single multi-element agreement, and all such revenue is required to be recognized ratably and is recorded as “Subscription and maintenance revenue” in the Condensed Consolidated Statements of Operations.
Since the Company implemented its subscription model in October 2000, the Company’s practice with respect to products of newly acquired businesses with established vendor specific objective evidence (VSOE) of fair value has been to record revenue initially on the acquired company’s systems, generally under an up-front model; and, starting within the first fiscal year after the acquisition, to enter new licenses for such products under the Company’s subscription model, following which revenue is recognized ratably and recorded as “Subscription and maintenance revenue.” In some instances, the Company sells newly developed and recently acquired products on an up-front model. The software license fees from these contracts are presented as “Software fees and other.” Selling such licenses under an up-front model may result in higher total revenue in a current reporting period than if such licenses were based on the Company’s subscription model and the associated revenue recognized ratably.
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
Cash Dividends:
In November 2008, the Company’s Board of Directors declared a quarterly cash dividend of $0.04 per share. The dividend totaled approximately $21 million and was paid on December 16, 2008 to stockholders of record at the close of business on December 2, 2008. In September 2008, the Company’s Board of Directors declared a quarterly cash dividend of $0.04 per share. The dividend totaled approximately $20 million and was paid on September 30, 2008 to stockholders of record at the close of business on September 22, 2008. In June 2008, the Company’s Board of Directors declared a quarterly cash dividend of $0.04 per share. The dividend totaled approximately $21 million and was paid on June 27, 2008 to stockholders of record at the close of business on June 17, 2008.
In November 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.04 per share. The dividend totaled approximately $21 million and was paid on December 28, 2007 to stockholders of record at the close of business on December 14, 2007. In August 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.04 per share. The dividend totaled approximately $21 million and was paid on September 26, 2007 to stockholders of record at the close of business on September 12, 2007. In June 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.04 per share. The dividend totaled approximately $21 million and was paid on June 29, 2007 to stockholders of record at the close of business on June 22, 2007.
Cash, Cash Equivalents and Marketable Securities:
The Company’s cash, cash equivalents and marketable securities are held in numerous locations throughout the world, with approximately 50% residing outside the

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
(unaudited)
United States at December 31, 2008. Marketable securities were less than $1 million at December 31, 2008 and March 31, 2008.
Restricted Cash:
The Company’s insurance subsidiary requires a minimum restricted cash balance of $50 million. In addition, the Company has other restricted cash balances, including cash collateral for letters of credit. The total amount of restricted cash was approximately $56 million and $62 million as of December 31, 2008 and March 31, 2008, respectively, and is included in the “Other noncurrent assets, net” line item in the Condensed Consolidated Balance Sheets.
Deferred Revenue (Billed or Collected):
The Company accounts for unearned revenue on billed amounts due from customers on a “gross method” of presentation. Under the gross method, unearned revenue on billed installments (collected or uncollected) is reported as deferred revenue in the liability section of the balance sheet. The components of “Deferred revenue (billed or collected) — current “ and “Deferred revenue (billed or collected) — noncurrent “ as of December 31, 2008 and March 31, 2008 are as follows:

	December 31,	March 31,
	2008	2008
	(in millions)
Current:
Subscription and maintenance	$1,981	$2,455
Professional services	155	166
Financing obligations and other	10	43

Total deferred revenue (billed or collected) — current	2,146	2,664

Noncurrent:
Subscription and maintenance	941	1,001
Professional services	12	22
Financing obligations and other	3	13

Total deferred revenue (billed or collected) — noncurrent	956	1,036

Total deferred revenue (billed or collected)	$3,102	$3,700

Deferred revenue (billed or collected) excludes unrealized revenue from contractual obligations that will be billed by the Company in future periods.
Concentration of Credit Risk:
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash equivalents, marketable securities, derivatives and accounts receivable.
The Company holds cash and cash equivalents in major financial institutions and related money market funds, some of which are protected by the US Treasury’s Temporary Guarantee Program for Money Market Funds. Amounts invested in international funds enjoy different levels of protection depending upon the jurisdiction. The Company historically has not experienced any losses in its cash and cash equivalent portfolios.
Amounts included in accounts receivable expected to be collected from customers, as disclosed in Note E, “Trade and Installment Accounts Receivable,” have limited exposure to concentration of credit risk due to the diverse customer base and geographic areas covered by operations. Unbilled amounts due under the Company’s prior business model that are expected to be collected from customers include one large IT

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
(unaudited)
outsourcer with a license arrangement that extends through fiscal year 2012 with a net unbilled receivable balance of approximately $232 million.
Prior to fiscal 2001, we sold individual accounts receivable from certain financial institutions to a third party subject to certain recourse provisions. The outstanding principal balance subject to recourse of these receivables approximated $45 million and $81 million as of December 31, 2008 and March 31, 2008, respectively. As of December 31, 2008, the Company has established a liability for the fair value of the recourse provision of approximately $2 million associated with these receivables.
Statement of Cash Flows:
For the nine-month periods ended December 31, 2008 and 2007, interest payments were $95 million and $122 million, respectively, and income taxes paid were $180 million and $170 million, respectively.
In June 2007, the Company entered into an Accelerated Share Repurchase program (ASR) with a third-party financial institution and paid $500 million to repurchase shares of its common stock. In June 2007, the Company purchased approximately 16.9 million shares under the ASR. Based on the terms of the agreement between the Company and the third-party financial institution, the Company received approximately 3.0 million additional shares of its common stock at the conclusion of the program in November 2007 at no additional cost. The average price paid under the Accelerated Share Repurchase program was $25.13 per share and total shares repurchased were approximately 19.9 million. The $500 million paid in June 2007 under the ASR is included in cash used in financing activities in the Company’s Condensed Consolidated Statement of Cash Flows for the nine-month period ended December 31, 2007 and is recorded as treasury stock in the stockholders’ equity section of the Condensed Consolidated Balance Sheets at December 31, 2008 and March 31, 2008.
In the first quarter of fiscal year 2009, the Company paid the remaining $350 million principal amount of its 6.500% Senior Notes due 2009 that was due and payable at that time. The $350 million payment is included in “Cash used in financing activities” in the Company’s Condensed Consolidated Statement of Cash Flows for the nine-month period ended December 31, 2008.
During the third quarter of fiscal year 2009, the Company repurchased approximately $148 million principal amount of its 4.750% Senior Notes due 2009 at a price of approximately $143 million in cash. As a result of this repurchase, the Company recognized a gain of approximately $5 million in the “Other (gains) expenses, net” line of the Condensed Consolidated Statements of Operations. At December 31, 2008, approximately $352 million principal of the 4.750% Senior Notes due 2009 remains outstanding. The approximate $143 million payment is included in “Cash used in financing activities” in the Company’s Condensed Consolidated Statement of Cash Flows for the nine-month period ended December 31, 2008.
During the third quarter of fiscal year 2009, the Company paid approximately $4 million to repurchase approximately 0.3 million of its common shares at an average price of $15.84. The repurchase is included in “Cash used in financing activities” in the Company’s Condensed Consolidated Statement of Cash Flows for the nine-month period ended December 31, 2008. As of December 31, 2008, the Company remained authorized to purchase an aggregate amount of up to approximately $246 million of additional common shares under the current stock repurchase program.
Non-cash financing activities for the nine-month periods ended December 31, 2008 and 2007 consisted of treasury shares issued in connection with the following: share-based incentive awards issued under the Company’s equity compensation plans of approximately $53 million (net of approximately $24 million of tax withholding) and $38 million (net of approximately $15 million of tax withholding), respectively; the Company’s Employee Stock Purchase Plan of approximately $36 million and $32 million, respectively; and discretionary stock contributions to the CA, Inc. Savings Harvest Plan of approximately $19 million and $22 million, respectively.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
(unaudited)
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
The provisions of SFAS No. 157 as amended by FSP FAS 157-1 were applied prospectively to fair value measurements and disclosures for financial assets and financial liabilities recognized or disclosed at fair value in the financial statements. The adoption of these Statements did not have an effect on the Company’s consolidated results of operations or financial position for the first nine months of fiscal year 2009. While the Company does not expect the adoption of this Statement to have a material effect on its consolidated results of operations or financial position in subsequent reporting periods, the Company will continue to monitor any additional implementation guidance that is issued that addresses the fair value measurements for certain financial assets, and non-financial assets and non-financial liabilities not disclosed at fair value in the financial statements on at least an annual basis as required by SFAS No. 157.
Refer to Note G, “Derivatives and Fair Value Measurements,” for additional information regarding the assets and liabilities carried at fair value on the Company’s financial statements.
Effective April 1, 2008, the Company adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. As permitted by SFAS No. 159 implementation options, the Company chose not to elect the fair value option for its financial assets and liabilities that had not been previously measured at fair value. Therefore, material financial assets and liabilities, such as the Company’s short and long-term debt obligations, are reported at their historical carrying amounts.
Effective April 1, 2008, the Company elected to adopt the provisions of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.” SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of SFAS No. 161 did not have an effect on the Company’s consolidated results of operations or financial position for the first nine months of fiscal year 2009.
Refer to Note G, “Derivatives and Fair Value Measurements,” for additional information regarding the Company’s derivative activities.
Reclassification and revisions:
Certain prior year balances have been reclassified to conform to the current period’s presentation as described below.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
(unaudited)
Effective with the filing of the Company’s fiscal year 2008 Form 10-K, the Company modified its financial statements by adding line items for “Selling and marketing” costs and “General and administrative” expenses. Costs applicable to these new line items were reclassified from the prior line item entitled “Selling, general and administrative” costs.
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

	Three Months		Nine Months
	Ended December 31, 2007		Ended December 31, 2007
	Previously		Previously
	Reported (1)	Revised	Reported (1)	Revised
	(in millions)		(in millions)
Costs of licensing and maintenance	$63	$64	$195	$199
Cost of professional services	87	92	265	278
Amortization of capitalized software costs	29	29	87	87
Selling and marketing	—	333	—	956
Selling, general and administrative	464	—	1,386	—
General and administrative	—	123	—	406
Product development and enhancements	133	135	383	390
Depreciation and amortization of other intangible assets	40	40	117	117
Other gains, net	13	13	8	8
Restructuring and other	22	22	47	47
Total expenses before interest and taxes	$851	$851	$2,488	$2,488

(1)	As reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
(unaudited)
NOTE B — COMPREHENSIVE INCOME
Comprehensive income includes net income, unrealized losses on derivative transactions and marketable securities and foreign currency translation adjustments. The components of comprehensive income for the three- and nine-month periods ended December 31, 2008 and 2007 are as follows:

	Three Months		Nine Months
	Ended December 31,		Ended December 31,
	2008	2007	2008	2007
	(in millions)
Net income	$213	$163	$622	$429
Net unrealized losses on marketable securities, net of tax	—	(1)	—	(1)
Net unrealized losses on derivative transactions, net of tax	(5)	—	(5)	—
Foreign currency translation adjustments	(21)	(4)	(68)	(3)

Total comprehensive income	$187	$158	$549	$425

NOTE C — INCOME PER SHARE
Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted income per share is computed by dividing (i) the sum of net income and the after-tax amount of interest expense recognized in the period associated with the outstanding dilutive 1.625% Convertible Senior Notes due December 2009 (Convertible Senior Notes) by (ii) the sum of the weighted average number of common shares and the weighted average dilutive common share equivalents outstanding for the period.
For the three-month periods ended December 31, 2008 and 2007, approximately 15 million and 13 million of restricted stock awards and options to purchase common stock, respectively, were excluded from the calculation of diluted income per share, as their effect on income per share was anti-dilutive during the respective periods. For the nine-month periods ended December 31, 2008 and 2007, approximately 14 million of restricted stock awards and options to purchase common stock were excluded from the calculation in each period, as their effect on income per share was anti-dilutive during the respective periods.

	Three		Nine
	Months Ended		Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
	(in millions, except per share amounts)
Net income	$213	$163	$622	$429
Interest expense associated with Convertible Senior Notes, net of tax	1	1	3	3

Numerator in calculation of diluted income per share	$214	$164	$625	$432

Weighted average shares outstanding and common share equivalents
Weighted average common shares outstanding	514	510	513	515
Weighted average shares outstanding upon conversion of Convertible Senior Notes	23	23	23	23
Weighted average equity awards outstanding	2	3	4	3

Denominator in calculation of diluted income per share	539	536	540	541

Diluted income per share	$0.40	$0.31	$1.16	$0.80

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
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
The Company recognized share-based compensation in the following line items on the Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months				Nine Months
	Ended December 31,				Ended December 31,
	2008		2007		2008	2007
	(in millions)
Cost of professional services	$1		$1		$3	$3
Costs of licensing and maintenance	-	(1)	-	(1)	2	2
Selling and marketing	7		9		21	21
General and administrative	7		11		23	31
Product development and enhancements	5		8		19	21

Share-based compensation expense before tax	20		29		68	78
Income tax benefit	6		9		22	25

Net share-based compensation expense	$14		$20		$46	$53

(1)	Less than $1 million
There were no capitalized share-based compensation costs at December 31, 2008 or 2007.
The following table summarizes information about unrecognized share-based compensation costs as of December 31, 2008:

		Weighted
	Unrecognized	Average Period
	Compensation	Expected to be
	Costs	Recognized
	(in millions)	(in years)
Stock option awards	$3	1.0
Restricted stock units	8	1.5
Restricted stock awards	59	1.4
Performance share units	26	1.8

Total unrecognized share-based compensation costs	$96	1.5

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
Under the Company’s long-term incentive program for fiscal years 2009, 2008 and 2007, senior executives were issued PSUs under which they are eligible to receive RSAs or RSUs and unrestricted shares at the end

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
(unaudited)
of the performance period if certain performance targets are achieved. Quarterly, PSU values are marked to the closing price of the Company’s common stock on the last trading day of the quarter until the PSU’s are granted. Compensation costs for the PSUs are amortized over the requisite service periods based on the expected level of achievement of the performance targets. At the conclusion of the performance periods for the fiscal year 2009 1-year and 3-year PSUs and the performance periods for the fiscal year 2008 and 2007 3-year PSUs, the applicable number of shares of RSAs or RSUs and unrestricted stock granted may vary based upon the level of achievement of the performance targets and the approval of the Committee (which has discretion to reduce any award for any reason). The related compensation cost recognized will be based on the number of shares granted and the closing stock price on the day of grant.
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
For the three-month periods ended December 31, 2008 and 2007 and nine-month period ended December 31, 2008, the Company did not issue options. For the nine-month period ended December 31, 2007, the Company issued options covering fewer than 0.1 million shares of common stock.
The table below summarizes the RSUs and RSAs granted, including grants provided pursuant to the long term incentive plans:

	Three Months				Nine Months
	Ended December 31,				Ended December 31,
	2008		2007		2008	2007
	(shares in millions)
RSUs
Shares	—		—		0.3	0.2
Weighted Avg. Grant Date Fair Value (2)	N/A		—		$24.36	$25.23
RSAs
Shares	—	(1)	—	(1)	3.8	2.6
Weighted Avg. Grant Date Fair Value (3)	$16.34		$26.01		$25.28	$25.93

(1)	Shares granted amounted to less than 0.1 million.

(2)	The fair value is determined and fixed based on the quoted market value of the Company’s common stock on the grant date reduced by the present value of dividends expected to be paid on the Company’s common stock prior to vesting of the RSUs which is calculated using a risk free interest rate.

(3)	The fair value is determined and fixed based on the quoted market value of the Company’s common stock on the grant date.
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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
(unaudited)
Company’s current business model. Trade and installment accounts receivable are comprised of the following components:

	December 31,	March 31,
	2008	2008
	(in millions)
Current:
Accounts receivable	$692	$817
Other receivables	114	107
Unbilled amounts due within the next 12 months — prior business model	109	103
Less: Allowance for doubtful accounts	(27)	(30)
Less: Unamortized discounts	(9)	(27)

Net trade and installment accounts receivable — current	$879	$970

Noncurrent:
Unbilled amounts due beyond the next 12 months — prior business model	$135	$239
Less: Allowance for doubtful accounts	(1)	(1)
Less: Unamortized discounts	(5)	(4)

Net installment accounts receivable — noncurrent	$129	$234

During the first nine months of fiscal year 2008, the Company transferred its rights and interest in future committed installments under certain software license agreements to a third party financial institution with an aggregate contract value of approximately $17 million, for which cash was received in the amount of approximately $14 million, which reflects a discount based on the present value of the future committed installments. The Company did not have any similar transactions during the first nine months of fiscal year 2009. As of December 31, 2008 and March 31, 2008, the aggregate remaining amounts due to third party financial institutions included within “Deferred revenue (billed or collected)” were approximately $11 million and $56 million, respectively. The financing agreements may contain limited recourse provisions in the event the Company does not meet its continued performance obligations under the license agreements. Based on historical experience, the Company believes that any liability that may be incurred as a result of these limited recourse provisions is remote.
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
The gross carrying amounts and accumulated amortization for identified intangible assets are as follows:

	December 31, 2008
	Gross	Accumulated	Net
	Assets	Amortization	Assets
		(in millions)
Capitalized software:
Purchased	$4,865	$4,700	$165
Internally developed	837	511	326
Other identified intangible assets subject to amortization	660	429	231
Other identified intangible assets not subject to amortization	14	—	14

Total	$6,376	$5,640	$736

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
(unaudited)

	March 31, 2008
	Gross	Accumulated	Net
	Assets	Amortization	Assets
		(in millions)
Capitalized software:
Purchased	$4,833	$4,662	$171
Internally developed	742	466	276
Other identified intangible assets subject to amortization	660	389	271
Other identified intangible assets not subject to amortization	14	—	14

Total	$6,249	$5,517	$732

Amortization of capitalized software costs was $31 million and $29 million in the third quarter of fiscal years 2009 and 2008, respectively. Amortization of other identified intangible assets was $13 million and $16 million in the third quarter of fiscal years 2009 and 2008, respectively.
For the first nine months of fiscal years 2009 and 2008, amortization of capitalized software costs was $91 million and $87 million, respectively, and amortization of other identified intangible assets was $39 million and $51 million, respectively.
Based on the identified intangible assets recorded through December 31, 2008, annual amortization expense is expected to be as follows:

	Year Ended March 31,
	2009	2010	2011	2012	2013
	(in millions)
Capitalized software:
Purchased	$57	$50	$39	$27	$19
Internally developed	65	85	78	62	48
Other identified intangible assets subject to amortization	53	52	51	31	25

Total	$175	$187	$168	$120	$92

The carrying value of goodwill was $5.348 billion and $5.351 billion as of December 31, 2008 and March 31, 2008, respectively. During the nine-month period ended December 31, 2008, goodwill decreased by approximately $3 million, primarily due to tax settlements relating to the Company’s prior acquisitions offset by additions for companies acquired during the first nine months of fiscal year 2009.
NOTE G — DERIVATIVES AND FAIR VALUE MEASUREMENT
The Company is exposed to certain financial market risks relating to its business operations, including changes in interest rates, which could include monetary assets and liabilities and foreign exchange rate risk associated with the Company’s operating exposures, which could include its exposure to foreign currency denominated monetary assets and liabilities and forecasted transactions. The Company enters into derivative contracts with the intent of mitigating a certain portion of these risks.
Derivatives are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). During the first nine months of fiscal year 2009 and the year ended March 31, 2008, the Company did not designate its foreign exchange derivatives as hedges under SFAS No. 133. Accordingly, all foreign exchange derivatives are recognized on the balance sheet at fair value and unrealized or realized changes in fair value from these contracts are recorded as “Other (gains) expenses, net” in the Company’s Condensed Consolidated Statements of Operations.
During the third quarter of fiscal year 2009, the Company entered into interest rate swaps with a total notional value of $250 million to hedge a portion of its variable interest rate payments. These derivatives

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
(unaudited)
are designated as cash flow hedges under SFAS No. 133. The effective portion of these cash flow hedges are recorded as “Accumulated other comprehensive loss” in the Company’s Condensed Consolidated Balance Sheet and reclassified into “Interest expense, net”, in the Company’s Condensed Consolidated Statements of Operations in the same period during which the hedged transaction affects earnings. Any ineffective portion of the cash flow hedges would be recorded immediately to “Interest expense, net;” however, no ineffectiveness existed at December 31, 2008.
As described in Note A, the Company adopted the provisions of SFAS No. 157 as amended by FSP FAS 157-1 and FSP FAS 157-2 on April 1, 2008. Pursuant to the provisions of FSP FAS 157-2, the Company will not apply the provisions of SFAS No. 157 to any nonfinancial assets and nonfinancial liabilities until April 1, 2009. The Company recorded no change to its opening balance of retained earnings as of April 1, 2008 as it did not have any financial instruments requiring retrospective application under the provisions of SFAS No. 157.
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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
(unaudited)
Items Measured at Fair Value on a Recurring Basis
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2008 consistent with the fair value hierarchy provisions of SFAS No. 157 (in millions):

	Fair Value Measurement at Reporting Date Using
	(amounts in millions)
		Quoted Prices in	Significant Other
	Estimated Fair	Active Markets for	Observable
	Value at	Identical Assets	Inputs
Description	December 31, 2008	(Level 1)	(Level 2)

Assets:
Money market funds	$1,636	$1,636	$—
Foreign exchange derivatives (1)	9	—	9

Total Assets	$1,645	$1,636	$9

Liabilities:
Foreign exchange derivatives (1)	$4	$—	$4
Interest Rate Derivatives (2)	8	—	8

Total Liabilities	$12	$—	$12

(1)	Foreign exchange derivatives are not designated as hedges under SFAS No. 133

(2)	Interest rate derivatives are designated as cash flow hedges under SFAS No. 133
At December 31, 2008, the Company had approximately $1.586 billion and $50 million of investments in money market funds classified as “Cash, cash equivalents and marketable securities” and “other noncurrent assets, net” for restricted cash amounts, respectively, in its Condensed Consolidated Balance Sheet. The money market funds are reported at fair value based on quoted prices that are equivalent to par value.
At December 31, 2008, approximately $9 million and $4 million of the Company’s foreign exchange derivatives were included in “Other current assets” and “Other current liabilities”, respectively, on the Condensed Consolidated Balance Sheet. At December 31, 2008, approximately $8 million of the Company’s interest rate derivatives are included in “Other current liabilities” on the Condensed Consolidated Balance Sheet.
At December 31, 2008, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). The Company did not have any outstanding asset or liability derivatives at March 31, 2008.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
(unaudited)
A summary of the effect of the foreign exchange derivatives on the Company’s Condensed Consolidated Statement of Operations is as follows:

	Amount of Net Gain Recognized in Income on
	Derivative
	(amounts in millions)
Location of Net Gain Recognized in	Three Months ended	Nine Months ended
Income on Derivative	December 31, 2008	December 31, 2008
Other (gains) expenses, net	$(31)	$(64)
For the Company’s interest rate derivatives, the amount of loss recorded in accumulated other comprehensive loss from the “Effective Portion” was approximately $8 million for the three and nine months ended December 31, 2008. The amount of loss reclassified from accumulated other comprehensive income into “Interest expense, net” was less than $1 million for both the three and nine months ended December 31, 2008. In the next twelve months, approximately $4 million is expected to be released from “Accumulated other comprehensive loss” on the Condensed Consolidated Balance Sheet to “Other (gains) expenses, net” on the Condensed Consolidated Statement of Operations.
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
Through December 31, 2008, the Company has incurred approximately $247 million in expenses under the fiscal 2007 plan, which is comprised of approximately $186 million in severance costs and approximately $61 million in facilities abandonment costs. The Company anticipates total severance costs for the fiscal 2007 plan of approximately $190 million and total facilities abandonment costs of approximately $85 million to $105 million. The majority of the remaining expenses are expected to be recognized by the end of fiscal 2009.
Severance: The termination benefits the Company has offered in connection with the workforce reduction under the fiscal 2007 plan are substantially the same as the benefits the Company has provided historically for non-performance-based workforce reductions, and in certain countries have been provided based upon prior experiences. These costs have been recognized in accordance with SFAS No. 112, “Employers Accounting for Post Employment Benefits, an Amendment of FASB Statements No. 5 and 43.” Enhancements to termination benefits that exceed past practice are recognized as incurred in accordance with SFAS No. 146, “Accounting for Costs Associated With Exit or Disposal Activities.” Final payment of these amounts is dependent upon settlement with the works councils in certain international locations. The plans associated with the balance of the workforce reductions are still being finalized and the associated charges will be recorded once the actions are approved by management.
The Company recorded a reduction of approximately $8 million in severance costs in the first nine months of fiscal 2009, including less than $1 million in expenses during the third quarter of fiscal year 2009.
Facilities Abandonment: The Company records the costs associated with lease termination or abandonment when the Company ceases to utilize the leased property. Under SFAS No. 146, the liability associated with lease termination or abandonment is measured as the present value of the total remaining lease costs and associated operating costs, less probable sublease income. The Company accretes its obligations related to facilities abandonment to the then-present value and, accordingly, recognizes accretion expense as a restructuring expense in future periods. The Company recorded approximately $12 million of expenses

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
(unaudited)
during the first nine months of fiscal year 2009, including less than $1 million in expenses recorded in the third quarter of fiscal year 2009.
For the nine-month period ended December 31, 2008, restructuring activity under the fiscal 2007 plan was as follows:

		Facilities
	Severance	Abandonment
	(in millions)
Accrued balance as of March 31, 2008	$93	$27
(Reductions) additions	(8)	12
Payments	(59)	(18)

Accrued balance as of December 31, 2008	$26	$21

The liability balance for the severance portion of the remaining reserve is included in the “Accrued salaries, wages and commissions” line on the Condensed Consolidated Balance Sheets. The liability balance for the facilities abandonment portion of the remaining reserve is included in the “Accrued expenses and other current liabilities” line item on the Condensed Consolidated Balance Sheets. The net costs are included in the “Restructuring and other” line item on the Condensed Consolidated Statements of Operations for the period ended December 31, 2008.
NOTE I — INCOME TAXES
Income tax expense for the three- and nine-month periods ended December 31, 2008 was $88 million and $311 million, respectively, compared with the three- and nine-month periods ended December 31, 2007 of $76 million and $238 million, respectively. For the three- and nine- month periods ended December 31, 2008, the Company’s income tax provision included a net benefit of approximately $12 million, primarily arising from the resolution of uncertain tax provisions and the reinstatement of the U.S. Research and Development Tax Credit. For the nine-month period ended December 31, 2008, the Company’s income tax provision included a benefit from the settlement of a U.S. federal income tax audit for the fiscal years 2001 through 2004, which resulted in a decrease in the liability for uncertain tax positions of $55 million. As a result of this settlement, during the first quarter of fiscal year 2009, the Company recognized a tax benefit of $11 million and a reduction of goodwill by $10 million, with the remainder offset against existing tax refund claims and deferred tax assets previously recorded.
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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
(unaudited)
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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
(unaudited)
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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
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
In a memorandum and order dated August 2, 2007, the Federal Court denied all of the 60(b) Motions and reaffirmed the 2003 settlements (the August 2 decision). On August 24, 2007, Ranger and the Wyly Litigants filed notices of appeal of the August 2 decision. On August 16, 2007, the Special Litigation Committee filed a motion to amend or clarify the August 2 decision, and the Company joined that motion. On September 12, 2007 and October 4, 2007, the Federal Court issued opinions denying the motions to amend or clarify. On September 18, 2007, the Wyly Litigants and Ranger filed notices of appeal of the September 12 decision. The Company filed notices of cross-appeal of the September 12 and October 4

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
(unaudited)
decisions on November 2, 2007. All appellate briefs have been filed and the appeals are expected to be scheduled for oral argument for the week of March 9, 2009.
Texas Litigation
On August 9, 2004, a petition was filed by Sam Wyly and Ranger against the Company in the District Court of Dallas County, Texas, seeking to obtain a declaratory judgment that plaintiffs did not breach two separation agreements they entered into with the Company in 2002 (the 2002 Agreements). Plaintiffs seek to obtain this declaratory judgment in order to file a derivative suit on behalf of the Company (see “— Derivative Actions Filed in 2004”). On February 18, 2005, Mr. Wyly filed a separate lawsuit in the United States District Court for the Northern District of Texas (the Texas Federal Court) alleging that he is entitled to attorneys’ fees in connection with the original litigation filed in Texas. The two actions have been consolidated. On March 31, 2005, the plaintiffs amended their complaint to allege a claim that they were defrauded into entering the 2002 Agreements and to seek rescission of those agreements and damages. On September 1, 2005, the Texas Federal Court granted the Company’s motion to transfer the action to the Federal Court. On November 9, 2007, plaintiffs served a motion to reopen discovery for 90 days to permit unspecified additional document requests and depositions. The Federal Court denied plaintiffs’ discovery motion on August 29, 2008 and certified that discovery was complete on September 3, 2008. On September 15, 2008, the Company moved for summary judgment dismissing all of plaintiffs’ claims, and plaintiffs moved for reconsideration of the Federal Court’s August 29, 2008 order denying plaintiffs’ discovery motion. These motions are fully briefed and pending determination by the Court.
Other Civil Actions
In June 2004, a lawsuit captioned Scienton Technologies, Inc. et al. v. Computer Associates International, Inc. was filed in the Federal Court. The complaint seeks monetary damages in various amounts, some of which are unspecified, but which are alleged to exceed $868 million, based upon claims for, among other things, breaches of contract, misappropriation of trade secrets, and unfair competition. In December 2008, the Federal Court executed a stipulation and order by which plaintiffs agreed to “voluntarily strike from the Complaint all allegations that Scienton has incurred $800 million in damages because CA contends that no factual basis exists for such an allegation.”
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statement
This Quarterly Report on Form 10-Q (Form 10-Q) contains certain forward-looking information relating to CA, Inc. (the “Company,” “Registrant,” “CA,” “we,” “our,” or “us”), that is based on the beliefs of, and assumptions made by, our management as well as information currently available to management. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions are intended to identify forward-looking information. Such information includes, for example, the statements made in this Management Discussion and Analysis of Financial Condition and Results of Operations (MD&A), but also appears in other parts of this Form 10-Q. This forward-looking information reflects our current views with respect to future events and is subject to certain risks, uncertainties, and assumptions.
A number of important factors could cause actual results or events to differ materially from those indicated by such forward-looking statements, including: the timing of orders from customers and channel partners may cause fluctuations in some of our key financial metrics; given the global nature of our business, economic factors or political events beyond our control can affect our business in unpredictable ways; changes to the compensation of our sales organization and changes to our sales coverage model and organization could adversely affect our business, financial condition, operating results and cash flow; if we do not adequately manage and evolve our financial reporting and managerial systems and processes, including the successful implementation of our enterprise resource planning software, our ability to manage and grow our business may be harmed; we may encounter difficulty in successfully integrating acquired companies and products into our existing businesses; we are subject to intense competition in product and service offerings and pricing and increased competition is expected in the future; our business may suffer if it is not able to retain and attract qualified personnel, including key managerial, technical, marketing and sales personnel; failure to adapt to technological change in a timely manner could materially adversely affect our revenue and earnings; if our products do not remain compatible with ever-changing operating environments, we could lose customers and the demand for our products and services could decrease; we may lose access to third party operating systems or certain third party software that we use in daily operations, either of which could delay product development and production; certain software we use is from open source code sources, which, under certain circumstances, may lead to unintended consequences; discovery of errors in our software could materially adversely affect our revenue and earnings and subject us to product liability claims, which may be costly and time consuming; our credit ratings have been downgraded in the past and could be downgraded further which would require us to pay additional interest under our credit agreement and could adversely affect our ability to borrow; we have a significant amount of debt; the failure to protect our intellectual property rights and source code would weaken our competitive position; we may become dependent upon large transactions with customers; our sales to government customers subject us to risks, including early termination, audits, investigations, sanctions and penalties; our software products, our customers’ and our data centers and IT environments may be subject to hacking or other breaches, harming the market perception of the effectiveness of our products; general economic conditions, including concerns regarding a potential global recession and credit constraints, or unfavorable economic conditions in a particular region, business or industry sector, may lead our customers to delay or forgo technology investments and could have other impacts; the market for some or all of our key product areas may not grow; the use of third party microcode could negatively affect our product development; we may lose access to third party operating systems, which could negatively affect our product development; third parties could claim that our products infringe their intellectual property rights or that we owe royalty payments; fluctuations in foreign currencies could result in translation losses; we have outsourced various functions to third parties and these arrangements may not be successful; potential tax liabilities may materially adversely affect our results; and these factors and the other factors described more fully in our filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties occur, or should our assumptions prove incorrect, actual results may vary materially from those described in this Form 10-Q as anticipated, believed, estimated, or expected. We do not intend to update these forward-looking statements, except as otherwise required by law. Readers are cautioned not to place undue reliance on these forward-looking

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
statements that speak only as of the date hereof. This MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements.
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
For further discussion of our business and business model, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 (the 2008 Form 10-K). For further discussion of our Critical Accounting Policies and Business Practices, see “Critical Accounting Policies and Business Practices.”
We have assessed and will continue to assess the impact on our business of the general economic downturn and the related impact on the financial services sector in particular. Approximately one third of our revenue comes from arrangements with financial institutions (i.e., banking, brokerage and insurance companies). The majority of these arrangements are for the renewal of mainframe capacity and maintenance associated with transactions processed by our financial institution customers. While we cannot predict what impact there may be on our business from further consolidation of the financial industry sector, or the impact from the economy in general on our business, to date the impact has not been material to our balance sheet, results of operations or cash flows. The vast majority of our subscription and maintenance revenue in any particular reporting period comes from contracts signed in prior periods, generally pursuant to contracts ranging in duration from three to five years.
In the ordinary course of business we review our cash and investment balances with respect to counterparty exposure. To date we have not experienced any significant impact as a result of the recent financial credit crisis. In the future, our (or our customer’s) ability to finance transactions, or our ability to obtain liquidity at favorable terms could be adversely affected.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
QUARTERLY UPDATE
•	In October 2008, CA announced plans to expand its India Technology Center (ITC) with the construction of a new 180,000 square foot building on the CA campus in Hyderabad.

•	In October 2008, CA announced that its Board of Directors approved a new stock repurchase program that authorizes the Company to buy up to $250 million of its common stock.

•	In November 2008, CA announced the Software-as-a-Service (SaaS) delivery option for its leading enterprise-class PPM solution, CA Clarity Project & Portfolio Manager (PPM). By extending the availability options for its award-winning CA Clarity PPM product, CA now provides CIOs and business executives with best-in-class functionality through a flexible SaaS delivery model.

•	In November 2008, CA announced that Kay Koplovitz was elected to its Board of Directors. Ms. Koplovitz was named to the Board’s Corporate Governance Committee.

•	In November 2008, CA held its 13th user conference CA World in Las Vegas. CA World 2008 brought together more than 5,000 IT professionals from more than 70 countries to exchange IT management strategies for transforming IT from a cost center into an enabler of innovation and business growth.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
PERFORMANCE INDICATORS
Management uses several quantitative performance indicators to assess our financial results and condition. Following is a summary of the principal quantitative performance indicators that management uses to review performance:

	Three Months
	Ended December 31,			Percent
	2008	2007	Change	Change
	(dollars in millions)
Total revenue	$1,042	$1,100	$(58)	(5)%
Subscription and maintenance revenue	$919	$968	$(49)	(5)%
Net income	$213	$163	$50	31%
Cash provided by operating activities	$292	$233	$59	25%
Total bookings	$1,248	$1,270	$(22)	(2)%
Subscription and maintenance bookings	$1,113	$1,113	$—	—%
Weighted average subscription and maintenance duration in years	3.10	2.94	0.16	5%
Annualized subscription and maintenance bookings	$359	$379	$(20)	(5)%

	Nine Months
	Ended December 31,			Percent
	2008	2007	Change	Change
		(dollars in millions)
Total revenue	$3,236	$3,192	$44	1%
Subscription and maintenance revenue	$2,859	$2,811	$48	2%
Net income	$622	$429	$193	45%
Cash provided by operating activities	$564	$413	$151	37%
Total bookings	$3,780	$3,206	$574	18%
Subscription and maintenance bookings	$3,424	$2,772	$652	24%
Weighted average subscription and maintenance duration in years	3.60	2.95	0.65	22%
Annualized subscription and maintenance bookings	$951	$940	$11	1%

			Change
			From		Change
	Dec. 31,	March 31,	Fiscal	Dec. 31,	From Prior
	2008	2008	Year End	2007	Year Quarter
	(in millions)
Cash, cash equivalents and marketable securities (1)	$2,369	$2,796	$(427)	$2,078	$291
Total debt	$2,118	$2,582	$(464)	$2,575	$(457)

Total expected future cash collections from committed contracts(2)	$4,937	$4,362	$575	$4,475	$462
Total revenue backlog(2)	$7,031	$6,858	$173	$6,354	$677

(1)	Marketable securities were $0.2 million as of December 31, 2008 and $0.8 million as of March 31, 2008.

(2)	Refer to the discussion in the “Liquidity and Capital Resources” section of this MD&A for additional information on expected future cash collections from committed contracts, billings backlog and revenue backlog.
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
Total Bookings — Total bookings includes the incremental value of all subscription, maintenance and professional service contracts, software fees and other contracts entered into during the reporting period. Effective April 1, 2008, we changed our measurement of our new business activity from new deferred subscription value to total bookings. In addition to what was previously included in new deferred subscription value, subscription and maintenance bookings now includes the value of maintenance contracts committed by customers in the current period that were separate from license subscription contracts, whereas new deferred subscription value excluded certain of these types of agreements. The bookings amounts disclosed in this MD&A include the effects of this change. The incremental value of these agreements was $59 million for the quarter ended December 31, 2007. Total bookings also includes the value of new professional services and software fees and other contracts that were not previously included in new deferred subscription value.
Subscription and Maintenance Bookings — Subscription and maintenance bookings is the aggregate incremental amount we expect to collect from our customers over the terms of the underlying subscription and maintenance agreements entered into during a reporting period. These amounts include the sale of products directly by CA, as well as by distributors, resellers and value-added resellers to end-users, where the contracts incorporate the right for end-users to receive unspecified future software products, and other contracts without these rights entered into in close proximity or contemplation of such agreements. These amounts are expected to be recognized ratably as subscription and maintenance revenue over the applicable term of the agreement. Subscription and maintenance bookings typically excludes the value associated with certain perpetual based licenses, license-only indirect sales, and professional services arrangements.
The license and maintenance agreements that contribute to subscription and maintenance bookings represent binding payment commitments by customers over periods that range generally from three to five years, although in certain cases customer commitments can be for longer or shorter periods. The amount of new subscription and maintenance bookings recorded in a period is affected by the volume and value of contracts renewed during that period. Typically, our subscription and maintenance bookings increase in each consecutive quarter during a fiscal year, with the first quarter being the weakest and the fourth quarter being the strongest. However, as we make efforts to improve the balance of the distribution of our contract renewals throughout the fiscal year, subscription and maintenance bookings may not always follow the pattern of increasing in consecutive quarters during a fiscal year, and the quarter to quarter differences in subscription and maintenance bookings may be more moderate. Additionally, changes in subscription and maintenance bookings, relative to previous periods, do not necessarily correlate to changes in billings or cash receipts, relative to previous periods. The contribution to current period revenue from subscription and maintenance bookings from any single license or maintenance agreement is relatively small, since revenue is recognized ratably over the applicable agreement term.
Weighted Average Subscription and Maintenance Duration in Years — The weighted average subscription and maintenance duration in years reflects the duration of all subscription and maintenance agreements executed during a period, weighted by the contract value of each individual agreement. Effective April 1, 2008, our calculation of weighted average subscription and maintenance duration in years now includes all subscription and maintenance contracts from both direct and indirect channels, whereas the prior

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
calculation reflected direct product subscription licenses only. This modification has also been reflected in the weighted average subscription and maintenance duration in years from the first quarter of fiscal year 2008 for comparison purposes and resulted in a decrease of 0.22 years for the third quarter of fiscal year 2008. The increase in the weighted average subscription and maintenance duration in years for the third quarter and first nine months of fiscal 2009 compared with the comparable prior year periods was attributable to an increase in the number and dollar values of contracts executed with contract terms longer than the historical averages.
Annualized Subscription and Maintenance Bookings— Annualized subscription and maintenance bookings is an indicator of future revenue to be realized on an annual basis from contracts signed during the period. It is calculated by dividing the total value of all new term-based software license agreements entered into during a period by the weighted average duration in years of all such license and maintenance agreements recorded during the same period.
Total Revenue Backlog — Total revenue backlog represents the aggregate amount the Company expects to recognize as revenue in the future as either subscription and maintenance revenue or professional services revenue associated with contractually committed amounts billed or to be billed as of the balance sheet date. Total revenue backlog is comprised of amounts recognized as a liability in our Condensed Consolidated Balance Sheets as “Deferred revenue (billed or collected)” as well as unearned amounts associated with balances yet to be billed under subscription and maintenance agreements. Amounts are classified as current or non-current depending on when they are expected to be earned and therefore recognized as revenue. The portion of the total revenue backlog that relates to subscription and maintenance agreements is recognized as revenue evenly on a monthly basis over the duration of the underlying agreements and is reported as “Subscription and maintenance revenue” in our Condensed Consolidated Statements of Operations.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
The following table presents changes in the line items on our Condensed Consolidated Statement of Operations for the three- and nine-month periods ended December 31, 2008 and 2007 measured by Dollar Change, Percentage of Dollar Change, and Percentage of Total Revenue. Past financial results are not necessarily indicative of future results.

	Three Months Ended December 31,
				Percentage	Percentage
			Dollar	of	of
			Change	Dollar	Total
			2008/	Change	Revenue
	2008	2007	2007	2008/2007	2008	2007
		(dollars in millions)
Revenue
Subscription and maintenance revenue	$919	$968	$(49)	(5)%	88%	88%
Professional services	87	92	(5)	(5)	8	8
Software fees and other	36	40	(4)	(10)	4	4

Total revenue	1,042	1,100	(58)	(5)%	100%	100%

Expenses
Costs of licensing and maintenance	70	64	6	9%	7%	6%
Cost of professional services	76	92	(16)	(17)	7	8
Amortization of capitalized software costs	31	29	2	7	3	3
Selling and marketing	307	333	(26)	(8)	29	30
General and administrative	110	123	(13)	(11)	11	11
Product development and enhancements	115	135	(20)	(15)	11	12
Depreciation and amortization of other intangible assets	36	40	(4)	(10)	3	4
Other (gains) expenses, net	(14)	13	(27)	(208)	(1)	1
Restructuring and other	2	22	(20)	(91)	—	2

Total expenses before interest and income taxes	733	851	(118)	(14)	70	77

Income before interest and income taxes	309	249	60	24	30	23
Interest expense, net	8	10	(2)	(20)	1	1

Income before income taxes	301	239	62	26	29	22
Income tax expense	88	76	12	16	8	7

Net income	$213	$163	$50	31%	20%	15%
Note — Amounts may not add to their respective totals due to rounding.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended December 31,
				Percentage	Percentage
			Dollar	of	of
			Change	Dollar	Total
			2008/	Change	Revenue
	2008	2007	2007	2008/2007	2008	2007
	(dollars in millions)
Revenue
Subscription and maintenance revenue	$2,859	$2,811	$48	2%	88%	88%
Professional services	274	280	(6)	(2)	9	9
Software fees and other	103	101	2	2	3	3

Total revenue	3,236	3,192	44	1%	100%	100%

Expenses
Costs of licensing and maintenance	225	199	26	13%	7%	6%
Cost of professional services	239	278	(39)	(14)	7	9
Amortization of capitalized software costs	91	87	4	5	3	3
Selling and marketing	915	956	(41)	(4)	28	30
General and administrative	342	406	(64)	(16)	11	13
Product development and enhancements	358	390	(32)	(8)	11	12
Depreciation and amortization of other intangible assets	109	117	(8)	(7)	3	4
Other expenses (gains), net	4	8	(4)	(50)	—	0
Restructuring and other	6	47	(41)	(87)	—	1

Total expenses before interest and income taxes	2,289	2,488	(199)	(8)	71	78

Income before interest and income taxes	947	704	243	35	29	22
Interest expense, net	14	37	(23)	(62)	—	1

Income before income taxes	933	667	266	40	29	21
Income tax expense	311	238	73	31	10	7

Net income	$622	$429	$193	45%	19%	13%
Note — Amounts may not add to their respective totals due to rounding.
Revenue
The decrease in total revenue for the three month period ended December 31, 2008 as compared to the prior year period was primarily due to an unfavorable foreign exchange variance of $58 million on subscription and maintenance revenue. The increase in total revenue for the nine month period ended December 31, 2008 was primarily due to a favorable foreign exchange variance of $42 million on subscription and maintenance revenue.
Price changes do not have a material impact on revenue in a given period as a result of our ratable subscription model.
Subscription and Maintenance Revenue
The decrease in subscription and maintenance revenue for the three month period ended December 31, 2008 and the increase in subscription and maintenance revenue for the nine month period ended December 31, 2008 as compared to the respective prior year periods was primarily due to the effects of foreign exchange.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Subscription and Maintenance Bookings
For the three-month periods ended December 31, 2008 and 2007, we added subscription and maintenance bookings of $1,113 million for both periods. Bookings in the third quarter of fiscal 2009 were favorably affected by an increase in U.S. renewal bookings as compared with the prior year period. This was almost entirely offset by lower international bookings, which were adversely affected by several large contracts executed in the prior year period and by the timing of international renewals throughout the fiscal year. International Subscription and maintenance bookings for the three-month period ended December 31, 2008 were also adversely affected by foreign exchange. During the third quarter of fiscal 2009, we renewed a total of 18 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $471 million. During the third quarter of fiscal 2008, we renewed 16 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $303 million.
For the three month period ended December 31, 2008, annualized subscription and maintenance bookings decreased $20 million from the prior year period to $359 million. This decrease was driven by subscription and maintenance bookings that were flat for the period compared with the previous year combined with an increase of weighted average subscription and maintenance duration in years for the third quarter of fiscal 2009 to 3.10 years compared with 2.94 years from the year ago period.
For the nine months ended December 31, 2008 and 2007, we added subscription and maintenance bookings of $3,424 million and $2,772 million, respectively. The increase in subscription and maintenance bookings for the nine month period was primarily attributable to an increase in the dollar amounts of large contracts entered into, the growth in sales of new products, the growth in mainframe capacity, continued improvement in the management of contract renewals, and the favorable impact of foreign exchange as compared with the prior year periods.
For the nine-month period ended December 31, 2008, annualized subscription and maintenance bookings increased $11 million from the prior year period to $951 million. This increase was driven by the increase in subscription and maintenance bookings for the period that was almost entirely offset by the increase in weighted average subscription and maintenance duration in years to 3.60 from 2.95 in the prior year period. This increase was primarily attributable to the execution of several large contract extensions with terms of approximately five years in the second quarter, two of which had a combined contract value of approximately $550 million. While management will continue to examine proposed contract terms based on the facts of each individual transaction, it does not currently plan to increase the duration of contracts materially beyond historical levels.
Professional Services
Professional services revenue decreased in the third quarter of fiscal 2009, as compared to the same period in fiscal 2008, primarily due to an unfavorable foreign exchange effect of $5 million. The revenue decrease in the first nine months of fiscal 2009 as compared to the prior period was primarily due to our concerted efforts to reduce the number of low margin service contracts in all regions and revenue decreases in the APJ (Asia Pacific Japan) region, which resulted from our change in that region from a direct to an indirect sales model.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
results in higher revenue for the current period than if the same revenue had been recognized ratably under our subscription model.
Total Revenue by Geography
The following table presents revenue earned from the United States and international geographic regions and corresponding percentage changes for the three- and nine-month periods ended December 31, 2008 and 2007, respectively.

	Three Months Ended December 31,
					Dollar	Percentage
	2008	%	2007	%	Change	Change
		(dollars in millions)
United States	$571	55%	$558	51%	$13	2%
International	471	45%	542	49%	(71)	(13)%

	$1,042	100%	$1,100	100%	$(58)	(5)%

	Nine Months Ended December 31,
					Dollar	Percentage
	2008	%	2007	%	Change	Change
		(dollars in millions)
United States	$1,697	52%	$1,664	52%	$33	2%
International	1,539	48%	1,528	48%	11	1%

	$3,236	100%	$3,192	100%	$44	1%

Revenue in the United States increased by 2% for each of the three- and nine-month periods ended December 31, 2008 as compared with the prior year comparable periods. International revenue decreased by 13% for the three-month period ended December 31, 2008, and increased 1%, for the nine-month period ended December 31, 2008, principally due to impacts from foreign exchange of $(58) and $42 million for the three- and nine-month periods, respectively, and revenue decreases in the APJ (Asia Pacific Japan) region, mostly due to our change in that region from a direct to an indirect sales model.
Expenses
Effective with the filing of the first quarter of fiscal year 2009 Quarterly Report on Form 10-Q, the Company further refined the classification of certain costs reported on its Condensed Consolidated Statement of Operations to better reflect the allocation of various expenses and to better align the Company’s reported financial statements with the Company’s internal view of its business performance. This refinement increased the amounts reported for the three-month period ended December 31, 2007 in the “Costs of licensing and maintenance,” “Cost of professional services,” “Selling and marketing,” and “Product development and enhancements” line items by $1 million, $5 million, $17 million and $2 million, respectively, and decreased the amount reported in “General and administrative” by $25 million. Total expenses before income taxes and net income were not affected by these reclassifications.
This refinement increased the amounts reported for the nine-month period ended December 31, 2007 in the “Costs of licensing and maintenance,” “Cost of professional services,” “Selling and marketing,” and “Product development and enhancements” line items by $4 million, $13 million, $50 million and $7 million, respectively, and decreased the amount reported in “General and administrative” by $74 million. Total expenses before income taxes and net income were not affected by these reclassifications.
Costs of Licensing and Maintenance
Costs of licensing and maintenance includes technical support, royalties, and other manufacturing and distribution costs. The increase in costs of licensing and maintenance for the third quarter and first nine months of fiscal 2009 as compared with the prior year periods was primarily due to the strategic

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
partnership agreement that we signed with an outside third party relating to our Internet Security business during the fourth quarter of fiscal 2008, under which fees are paid based on sales volumes. Prior to this strategic partnership, the development costs relating to this business were included in Product Development and Enhancements. These increases in costs of licensing and maintenance were partially offset by decreases in product support expenses.
Cost of Professional Services
Cost of professional services consists primarily of our personnel-related costs associated with providing professional services and training to customers. The decrease in cost of professional services for the third quarter and first nine months of fiscal 2009 as compared with the prior year periods was primarily due to a reduced use of external consultants, reduced personnel costs resulting in savings realized from the fiscal 2007 cost reduction and restructuring plan (fiscal 2007 plan) and our effort to reduce the number of low margin service contracts. For further information on the fiscal 2007 plan refer to Note H, “Restructuring and Other,” in the Notes to the Condensed Consolidated Financial Statements.
As a result of the decreased costs of professional services, the margins on professional services revenue improved in the third quarter and first nine months of fiscal 2009 as compared with the prior year periods.
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
Selling and Marketing
Selling and marketing expenses include the costs relating to our sales force, costs relating to our channel partners, corporate and business marketing costs and our customer training programs. The decline in selling and marketing expenses for the third quarter of fiscal 2009 compared with the third quarter of fiscal 2008 was primarily due to improved cost management and lower personnel costs due to increased operating efficiencies, including a favorable foreign exchange effect of $19 million. Partially offsetting the favorable variances was an increase of approximately $9 million due to the timing of CA World, our flagship customer and partner trade show, which occurred in the third quarter of fiscal 2009 but in the first quarter of fiscal 2008.
The decline in selling and marketing expenses for the first nine months of fiscal 2009 compared with the first nine months of fiscal 2008 was primarily due to improved cost management and lower personnel costs due to increased operating efficiencies, partially offset by an unfavorable foreign exchange effect of $9 million.
General and Administrative
General and administrative expenses include the costs of corporate and support functions, including our executive leadership and administration groups, finance, legal, human resources, corporate communications and other costs, such as provisions for doubtful accounts. For the third quarter of fiscal 2009, general and administrative costs decreased compared to the third quarter of fiscal 2008 primarily due to a $10 million reduction in external consultant costs, a $4 million reduction in bad debt expenses, and a favorable foreign exchange effect of $4 million. The higher bad debt expenses recorded in the third quarter of fiscal 2008 were associated with amounts deemed uncollectible from professional service accounts receivable.
For the first nine months of fiscal 2009, general and administrative costs decreased compared to the first nine months of fiscal 2008 primarily due to reduced personnel costs resulting from increased operating efficiencies, reduced external consultant costs and lower bad debt expenses, partially offset by an unfavorable foreign exchange effect of $3 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Product Development and Enhancements
For the third quarter of fiscal 2009 and fiscal 2008, product development and enhancements expenses represented approximately 11% and 12% of total revenue, respectively. Expenses declined during the third quarter as compared to the prior year period primarily due to the strategic partnership agreement signed relating to the development of products associated with our Internet Security business, increased capitalization of internally developed software, and a favorable foreign exchange effect of $8 million. During the third quarter of fiscal 2009, we increased our investment in product development and enhancements for emerging technologies, and broadened our enterprise product offerings.
For the first nine months of fiscal 2009, product development and enhancements expenses decreased as compared to the prior year period primarily due to the strategic partnership agreement signed relating to the development of products associated with our Internet Security business and increased capitalization of internally developed software, partially offset by higher personnel costs incurred in the first nine months of fiscal 2009.
Depreciation and Amortization of Other Intangible Assets
The decreases in depreciation and amortization of other intangible assets for the third quarter and first nine months of fiscal 2009 as compared with the comparable periods of fiscal 2008 were primarily due to decreased amortization costs of intangible assets relating to prior period acquisitions.
Other (Gains) Expenses, Net
Other (gains) expenses, net includes gains and losses attributable to divested assets, certain foreign currency exchange rate fluctuations, and certain infrequent events. In the third quarter and first nine months of fiscal 2009, we recorded net foreign exchange gains of $15 million and net foreign exchange losses of $1 million, respectively. The foreign exchange amounts recorded in the third quarter and first nine months of fiscal 2009 included net gains of $31 million and $64 million, respectively, associated with derivative foreign exchange contracts, which we use to mitigate our operating risks and exposures to foreign currency exchange rates. In the third quarter of fiscal year 2009 we recognized a gain of $5 million associated with our repurchase of $148 million principal amount of our 4.750% Senior Notes due 2009. For additional information, refer to Note A “Basis of Presentation” in the Notes to the Condensed Consolidated Financial Statements. Additionally, we incurred expenses in connection with litigation claims for the third quarter and first nine months of fiscal 2009 of $3 million and $8 million, respectively.
In the third quarter and first nine months of fiscal 2008, we recorded foreign exchange gains of $1 million and $19 million, respectively, and expenses in connection with litigation claims of $16 million and $29 million, respectively.
Restructuring and Other
For the first nine months of fiscal 2009, we recorded restructuring charges of $4 million for severance and other termination benefits and facility abandonment principally related to the fiscal 2007 plan. The total pre-tax cost of the fiscal 2007 plan is currently expected to be approximately $275 million to $300 million. The majority of the remaining expenses are expected to be recognized by the end of fiscal 2009. The fiscal 2007 plan’s objectives include a workforce reduction, global facilities consolidations and other cost reduction initiatives. Cumulatively under the fiscal 2007 plan, we have recognized approximately $247 million of expenses, of which $47 million remains unpaid at December 31, 2008. The severance portion of the remaining liability balance is included in the “Accrued salaries, wages and commissions” line on the Condensed Consolidated Balance Sheets. The facilities abandonment portion of the remaining liability balance is included in “Accrued expenses and other current liabilities” line on the Condensed Consolidated Balance Sheets. Final payment of these amounts is dependent upon settlement with the works councils in certain international locations and our ability to negotiate lease terminations. For further information on the fiscal 2007 plan refer to Note H, “Restructuring and Other,” in the Notes to the Condensed Consolidated Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Interest Expense, Net
The decrease in interest expense, net, for the three- and nine-month periods ended December 31, 2008 compared with the three- and nine-month periods ended December 31, 2007 was primarily due to decreased interest expenses as a result of the repayment of the remaining $350 million portion of the Company’s 6.500% Senior Notes due April 2008 (the fiscal 1999 Senior Notes).
Income Taxes
Income tax expense for the three- and nine-month periods ended December 31, 2008 was $88 million and $311 million, respectively, compared with the three- and nine-month periods ended December 31, 2007 of $76 million and $238 million, respectively. The effective tax rates for the nine-month periods ended December 31, 2008 and 2007 were 33.3% and 35.7%, respectively. For the three- and nine-month periods ended December 31, 2008 our income tax provision included a net benefit of approximately $12 million, primarily arising from the resolution of uncertain tax provisions and the reinstatement of the U. S. Research and Development Tax Credit. During the first quarter of fiscal year 2009, we settled a U.S. federal income tax audit for the fiscal years 2001 through 2004 which resulted in a decrease in the liability for uncertain tax positions of $55 million. As a result of this settlement, during the first quarter of fiscal year 2009, we recognized a tax benefit of $11 million and a reduction in goodwill of $10 million, with the remainder offset against existing tax refund claims and deferred tax assets previously recorded.
Liquidity and Capital Resources
Our cash balances, including cash equivalents and marketable securities, are held in numerous locations throughout the world, with 50% residing outside the United States at December 31, 2008. Cash and cash equivalents totaled $2.369 billion as of December 31, 2008, representing a decrease of $427 million from the March 31, 2008 balance of $2.796 billion, primarily due to the repayment of the remaining $350 million principal amount of our 6.500% Senior Notes due 2009 that was due and payable during the first quarter of fiscal 2009 and the repurchase of $148 million principal amount of our 4.750% Senior Notes at a price of $143 million in cash during the third quarter of fiscal 2009 (refer to Debt Arrangements below for further information). Cash and cash equivalents decreased by $30 million during the third quarter of fiscal 2009 due to the unfavorable translation effect that foreign currency exchange rates had on cash held outside the United States in currencies other than the U.S. dollar.
During the third quarter of fiscal year 2009, we paid $4 million to repurchase 0.3 million of our common shares at an average price of $15.84. As of December 31, 2008, we remain authorized to purchase an aggregate amount of up to $246 million of additional common shares under the current stock repurchase program, which was approved by the our Board of Directors in October 2008. We will fund the program with available cash on hand and may repurchase shares on the open market from time to time based on market conditions and other factors.
Sources and Uses of Cash
Cash generated by operating activities, which represents our primary source of liquidity, increased $151 million in the first nine months of fiscal 2009 to $564 million from $413 million in the first nine months of fiscal 2008, primarily due to a reduction of $79 million in vendor disbursements and payroll due to increased operating efficiencies, $61 million received from settlements of derivative contracts primarily resulting from the strengthening of the US dollar against the euro, which was mostly offset by the reduced value in dollars of net cash received due to foreign exchange movements, and a $20 million increase in cash collections from billings. For the first nine months of fiscal 2009, accounts receivable decreased by $175 million, compared with a decline in the comparable prior year period of $107 million. For the first nine months of fiscal 2009, accounts payable, accrued expenses and other liabilities decreased $95 million compared with a decrease in the comparable prior year period of $109 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Under our subscription and maintenance agreements, customers generally make installment payments over the term of the agreement, often with at least one payment due at contract execution, for the right to use our software products and receive product support, software fixes and new products when available. The timing and actual amounts of cash received from committed customer installment payments under any specific agreement can be affected by several factors, including the time value of money and the customer’s credit rating. Often, the amount received is the result of direct negotiations with the customer when establishing pricing and payment terms. In certain instances, the customer negotiates a price for a single up-front installment payment and seeks its own internal or external financing sources. In other instances, we may assist the customer by arranging financing on their behalf through a third party financial institution. Alternatively, we may decide to transfer our rights to the future committed installment payments due under the license agreement to a third party financial institution in exchange for a cash payment. Once transferred, the future committed installments are payable by the customer to the third party financial institution. Whether the future committed installments have been financed directly by the customer with our assistance or by the transfer of our rights to future committed installments to a third party, such financing agreements may contain limited recourse provisions with respect to our continued performance under the license agreements. Based on our historical experience, we believe that any liability that we may incur as a result of these limited recourse provisions will be immaterial.
Amounts billed or collected as a result of a single installment for the entire contract value, or a substantial portion of the contract value, rather than being invoiced and collected over the life of the license agreement are reflected in the liability section of the Condensed Consolidated Balance Sheets as “Deferred revenue (billed or collected).” Amounts received from either the customer or a third party financial institution in the current period that are attributable to later years of a license agreement have a positive impact on billings and cash provided by operating activities. Accordingly, to the extent such collections are attributable to the later years of a license agreement, billings and cash provided by operating activities during the license’s later years will be lower than if the payments were received over the license term. We are unable to predict with certainty the amount of cash to be collected from single installments for the entire contract value, or a substantial portion of the contract value, under new or renewed license agreements to be executed in future periods.
For the third quarter of fiscal 2009, gross receipts related to single installments for the entire contract value, or a substantial portion of the contract value, were $89 million, compared with $105 million in the third quarter of fiscal 2008. Included in the collections from single installments for the third quarter of fiscal 2009 and fiscal 2008 were transactions financed through third parties of $50 million and $42 million, respectively. We did not transfer our financial interest in any committed payments to a third party financial institution during the third quarter of fiscal year 2009 or fiscal year 2008.
For the first nine months of fiscal 2009, gross receipts related to single installments for the entire contract value, or a substantial portion of the contract value, were $282 million compared with $351 million in the first nine months of fiscal 2008. Transactions financed through third parties that were included within the collections from single installments for the first nine months of fiscal 2009 and 2008 were $92 million and $171 million, respectively. We did not transfer our financial interest in any committed payments to a third party financial institution during the first nine months of fiscal year 2009. Receipts from the transfer of our financial interest in committed payments to a third party financial institution during the first nine months of fiscal 2008 were $14 million.
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
Our estimate of the fair value of net installment accounts receivable recorded under the prior business model approximates carrying value. Amounts due from customers under our current business model are offset by

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
deferred revenue related to these license agreements, leaving no or minimal net carrying value on the balance sheet for such amounts. The fair value of such amounts may exceed or be less than this carrying value but cannot be practically assessed since there is no existing market for a pool of customer receivables with contractual commitments similar to those owned by us. The actual fair value may not be known until these amounts are sold, securitized or collected. Although these customer license agreements commit the customer to payment under a fixed schedule, to the extent amounts are not yet due and payable by the customer, the agreements are considered executory in nature due to our ongoing commitment to provide maintenance and unspecified future software products as part of the agreement terms.
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

	Dec. 31,	March 31,	Dec. 31,
	2008	2008	2007
	(in millions)	(in millions)	(in millions)
Billings Backlog:
Amounts to be billed — current	$1,752	$1,716	$1,821
Amounts to be billed — non-current	2,177	1,442	1,455

Total billings backlog	$3,929	$3,158	$3,276

Revenue Backlog:
Revenue to be recognized within the next 12 months — current	$3,203	$3,478	$3,254
Revenue to be recognized beyond the next 12 months — non-current	3,828	3,380	3,100

Total revenue backlog	$7,031	$6,858	$6,354

Deferred revenue (billed or collected)	$3,102	$3,700	$3,078
Unearned revenue yet to be billed	3,929	3,158	3,276

Total revenue backlog	$7,031	$6,858	$6,354

Note: Revenue Backlog includes deferred subscription and maintenance and professional services revenue
We can also estimate the total cash to be collected in the future from committed contracts, referred to as our “Expected future cash collections” by adding the total billings backlog to the current and non-current Trade and installment accounts receivable from our Condensed Consolidated Balance Sheet.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	Dec. 31,	March 31,	Dec. 31,
	2008	2008	2007
	(in millions)	(in millions)	(in millions)
Expected future cash collections:
Total billings backlog	$3,929	$3,158	$3,276
Trade and installment accounts receivable — current, net	879	970	968
Installment accounts receivable — non- current, net	129	234	231

Total expected future cash collections	$4,937	$4,362	$4,475

The increases in our revenue and billings backlog as well as our expected future cash collections were driven by increased bookings and the increased duration associated with those bookings. In any fiscal year, cash generated by operating activities has typically increased in each consecutive quarter throughout the fiscal year, with the fourth quarter being the highest and the first quarter being the lowest, which may even be negative. The timing of cash generated during the fiscal year is affected by many factors, including the timing of new or renewed contracts and the associated billings, as well as the timing of any customer financing or transfer of our interests in contractual installments. Other factors that influence the levels of cash generated throughout the quarter can include the level and timing of expenditures.
Cash Generated by Operating Activities

	Three Months
	Ended December 31,		Change
	2008	2007	2008 / 2007
	(in millions)
Cash collections from billings(1)	$1,015	$1,082	$(67)
Vendor disbursements and payroll(1)	(698)	(790)	92
Income tax (payments) receipts, net	(43)	5	(48)
Other receipts (disbursements), net(2)	18	(64)	82

Cash generated by operating activities	$292	$233	$59

(1)	Amounts include VAT and sales taxes.

(2)	Amounts include interest, restructuring and miscellaneous receipts and disbursements.

	Nine Months
	Ended December 31,		Change
	2008	2007	2008 / 2007
	(in millions)
Cash collections from billings(1)	$3,208	$3,188	$20
Vendor disbursements and payroll(1)	(2,395)	(2,474)	79
Income tax payments, net	(180)	(165)	(15)
Other disbursements, net(2)	(69)	(136)	67

Cash generated by operating activities	$564	$413	$151

(1)	Amounts include VAT and sales taxes.

(2)	Amounts include interest, restructuring and miscellaneous receipts and disbursements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Third Quarter Comparison — Fiscal Year 2009 versus Fiscal Year 2008
Operating Activities:
Cash generated by operating activities for the third quarter of fiscal 2009 was $292 million, representing an increase of $59 million compared with the third quarter of fiscal 2008. The increase was driven primarily by lower vendor disbursements and payroll of $92 million, mostly due to lower personnel costs resulting from increased operating efficiencies, and $53 million received from the settlement of derivative contracts, primarily resulting from the strengthening of the US dollar against the euro. This increase was partially offset by reduced cash collections from billings, due to lower single installments received, and higher net taxes paid, partially due to the receipt of a $45 million refund received in the third quarter of fiscal year 2008 relating to an overpayment made earlier in the fiscal year.
Investing Activities:
Cash used in investing activities for the third quarter of fiscal 2009 was $85 million compared with $46 million for the third quarter of fiscal 2008. The increase in cash used in investing activities was primarily due to the company’s acquisitions that occurred during the third quarter of fiscal year 2009.
Financing Activities:
Cash used in financing activities for the third quarter of fiscal 2009 and 2008 was $170 million and $18 million, respectively. The increase in cash used in financing activities was primarily due to the repurchases of $148 million principal amount of our 4.750% Senior Notes due 2009 at a price of $143 million during the third quarter of fiscal year 2009. Refer to “Debt Arrangements” section for additional disclosure concerning the Company’s outstanding debt balances at December 31, 2008. During the third quarter of fiscal 2009, we paid $4 million to repurchase 0.3 million of our common shares.
First Nine Months Comparison — Fiscal Year 2009 versus Fiscal Year 2008
Operating Activities:
Cash generated by operating activities for the first nine months of fiscal 2009 was $564 million, representing an increase of $151 million compared with the comparable prior year period. The increase was driven primarily by a $79 million reduction in vendor disbursements and payroll costs resulting from increased operating efficiencies and $61 million received from settlements of derivative contracts, primarily resulting from the strengthening of the US dollar against the euro.
Investing Activities:
Cash used in investing activities for the first nine months of fiscal 2009 was $213 million compared with $162 million for the comparable prior year period. The increase in cash used in investing activities was primarily due to the Company’s acquisitions during the third quarter of fiscal year 2009. In addition, there was an increase of $23 million in capitalized software development costs as compared with the prior comparable period of fiscal 2008.
Financing Activities:
Cash used in financing activities for the first nine months of fiscal 2009 was $560 million compared with $555 million in the comparable prior year period. The primary financing activities for the first nine months of fiscal 2009 were the payment of the remaining $350 million principal amount of our 6.500% Senior Notes due 2009 that was due and payable, the repurchase of approximately $148 million principal amount of our 4.750% Senior Notes due 2009 at a price of $143 million in cash (refer to Debt Arrangements below for further information), and dividends paid of $62 million. During the first nine months of fiscal 2009, we paid $4 million to repurchase 0.3 million of our common shares. During the first nine months of fiscal 2008, we repurchased $500 million of our own common stock, and paid dividends of $63 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Debt Arrangements
As of December 31, 2008 and March 31, 2008, our debt arrangements consisted of the following:

	December 31, 2008		March 31, 2008
	Maximum	Outstanding	Maximum	Outstanding
	Available	Balance	Available	Balance
	(in millions)
Debt Arrangements:
2008 Revolving Credit Facility (expires August 2012)	$1,000	$ 750	$1,000	$ 750
6.500% Senior Notes due April 2008	—	—	—	350
4.750% Senior Notes due December 2009	—	352	—	500
1.625% Convertible Senior Notes due December 2009	—	460	—	460
6.125% Senior Notes due December 2014	—	500	—	500
International line of credit	25	—	25	—
Capital lease obligations and other	—	56	—	22

Total		$ 2,118		$ 2,582

Our debt arrangements at December 31, 2008 remain unchanged from March 31, 2008, except as follows:
6.500% Senior Notes
In the first quarter of fiscal year 2009, we paid the remaining $350 million portion of the 6.500% Senior Notes that was due and payable at that time. Subsequent to this scheduled payment, there were no further amounts due under this issuance.
4.750% Senior Notes
During the third quarter of fiscal year 2009, we repurchased $148 million principal amount of our 4.750% Senior Notes due 2009 at a price of $143 million in cash. As a result of this repurchase, the Company recognized a gain of $5 million in the “Other (gains) expenses, net” line of the Condensed Consolidated Statements of Operations. At December 31, 2008, $352 million of the 4.750% Senior Notes remains outstanding.
For further information concerning our debt arrangements, refer to our Consolidated Financial Statements and Notes thereto included in our 2008 Form 10-K.
Other Matters
As of December 31, 2008, our senior unsecured notes were rated Ba1, BB+, and BB+ by Moody’s Investors Service (Moody’s), Standard and Poor’s (S&P) and Fitch Ratings (Fitch), respectively. The outlook on these unsecured notes is stable, positive, and positive by Moody’s, S&P and Fitch, respectively. As of January 2009, these ratings and outlooks remained unchanged. Peak borrowings under all debt arrangements during the third quarter of fiscal 2009 totaled $2.254 billion, with a weighted average interest rate of 4.030%.
It is expected that existing cash, cash equivalents, marketable securities, the availability of borrowings under existing and renewable credit lines, and cash expected to be provided from operations will be sufficient to meet ongoing cash requirements. We expect our long-standing history of providing extended payment terms to our customers to continue.
We expect to use existing cash balances and future cash generated from operations to fund capital spending, including our continued investment in our enterprise resource planning implementation, future acquisitions and financing activities, such as the repayment of our debt balances either before or as they mature, the payment of dividends, and the repurchase of shares of common stock in accordance with any plans approved by our Board of Directors.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Subject to market and other conditions, we may purchase additional amounts of our outstanding debt securities including our 4.75% Senior Notes due 2009 and our 1.625% Convertible Senior Notes due 2009 from time to time through open market purchases or in privately negotiated transactions. The amounts involved may be material.
Effect of Exchange Rate Changes
There was a $217 million unfavorable impact to our cash balances in the first nine months of fiscal 2009 predominantly due to the strengthening of the U.S. dollar against the Australian dollar, Brazilian real, British pound and euro of 22%, 24%, 27% and 12%, respectively. This is compared with a favorable impact of $106 million to our cash balances in the first nine months of fiscal 2008, which was predominantly due to the weakening of the U.S. dollar against the euro, Australian dollar and Canadian dollar of approximately 9%, 8% and 16%, respectively, and higher international cash balances.
CRITICAL ACCOUNTING POLICIES AND BUSINESS PRACTICES
The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Our estimates form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in our 2008 Form 10-K under Management’s Discussion and Analysis of Financial Condition and Results of Operations. We believe that at December 31, 2008, there has been no material change to this information.
New Accounting Pronouncements
In May 2008, the Financial Accounting Standards Board (FASB) issued Financial Staff Position (FSP) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP No. APB 14-1 requires the issuer of convertible debt instruments with cash settlement features to account separately for the liability and equity components of the instrument. The debt would be recognized at the present value of its cash flows discounted using the issuer’s nonconvertible debt borrowing rate at the time of issuance. The equity component would be recognized as the difference between the proceeds from the issuance of the convertible debt instrument and the fair value of the liability. FSP No. APB 14-1 will also require an accretion of the resultant debt discount over the expected life of the debt. The proposed transition guidance requires retrospective application to all periods presented, and does not grandfather existing instruments. FSP No. APB 14-1 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP No. APB 14-1 is not expected to affect our future cash flows from operations. However, upon adoption, FSP No. APB 14-1 will require us to recognize higher interest expense associated with our convertible senior notes.
In June 2008, the FASB issued Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” FSP EITF No. 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008 and requires

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
all presented prior-period earnings per share data to be adjusted retrospectively. FSP EITF No. 03-6-1 will not have a material impact on our Consolidated Financial Statements.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to a variety of risks, including foreign currency exchange rate fluctuations and changes in the market value of our investments. In the normal course of business, we employ established policies and procedures to manage these risks, including the use of derivative instruments. In the first nine months of fiscal 2009, we increased our hedging activity for certain portions of our expected operating income and cash flow which could have an impact on future results. In January 2009, the Company entered into similar foreign exchange derivative contracts as those entered during the third quarter of fiscal year 2009 relating to the Company’s operating exposures. There have been no other material changes in our foreign exchange risk management strategy or our portfolio management strategy subsequent to March 31, 2008; therefore, other aspects of the risk profile of our market risk sensitive instruments remains substantially unchanged from the description in our 2008 Form 10-K.
Item 4: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of the end of the period covered by this quarterly report.
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

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
On April 9, 2007, the Company filed a complaint in the United States District Court for the Eastern District of New York (the Federal Court) against Rocket Software, Inc. (Rocket). On August 1, 2007, the Company filed an amended complaint alleging that Rocket misappropriated intellectual property associated with a number of the Company’s database management software products. The amended complaint includes causes of action for copyright infringement, misappropriation of trade secrets, unfair competition, and unjust enrichment. In the amended complaint, the Company seeks damages of at least $200 million for Rocket’s alleged theft and misappropriation of CA’s intellectual property, as well as an injunction preventing Rocket from continuing to distribute the database management software products at issue. On November 14, 2007, Rocket filed a motion to dismiss the amended complaint. By Order dated September 17, 2008, the Federal Court denied the majority of Rocket’s motion, permitting the Company to further pursue its claims for copyright infringement and misappropriation of trade secrets. On April 9, 2008, the Company submitted a motion for a preliminary injunction, which was predicated upon newly-discovered evidence of literal copying of certain portions of the Company’s source code by Rocket. That motion was denied on January 24, 2009. Jury selection has been scheduled for February 9, 2009. The Company can make no prediction as to the outcome of this litigation, including with respect to amounts to be awarded if it prevails.
Refer to Note J, “Commitments and Contingencies,” in the Notes to the Condensed Consolidated Financial Statements for information regarding certain other legal proceedings.
Item 1A. RISK FACTORS
Current and potential stockholders should consider carefully the risk factors described in more detail in our 2008 Form 10-K for the fiscal year ended March 31, 2008. We believe that as of December 31, 2008, there has been no material change to this information other than described below. Any of these factors, or others, many of which are beyond our control, could negatively affect our revenue, profitability and cash flow.
General economic conditions, including concerns regarding a global recession and credit constraints, or unfavorable economic conditions in a particular region, business or industry sector, may lead our customers to delay or forgo technology investments and could have other impacts, any of which could adversely affect our business, financial condition, operating results and cash flow.
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth, for the months indicated, our purchases of common stock in the third quarter of fiscal year 2009:

				Approximate
			Total Number	Dollar Value of
			of Shares	Shares that
			Purchased as	May Yet Be
	Total Number	Average	Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans
Period	Purchased	per Share	or Programs	or Programs
	(in thousands, except average price paid per share)
October 1, 2008 – October 31, 2008	—	$—	—	$250,000
November 1, 2008 – November 30, 2008	258	15.84	258	$245,908
December 1, 2008 – December 31, 2008	—	—	—	$245,908

Total	258		258

On October 29, 2008, the Company’s Board of Directors approved a stock repurchase plan that authorizes the Company to acquire up to $250 million of its common stock. The Company will fund the program with available cash on hand and may repurchase shares on the open market from time to time based on market conditions and other factors.
During the third quarter of fiscal year 2009, the Company paid approximately $4 million to repurchase approximately 0.3 million of its common shares at an average price of $15.84. The timing and amount of future purchases will be based on market and other conditions.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
Item 5. OTHER INFORMATION
None.

Item 6. EXHIBITS
Regulation S-K
Exhibit Number

3.1	Amended and Restated Certificate of Incorporation.	Previously filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K dated March 6, 2006, and incorporated herein by reference.

3.2	By-Laws of the Company, as amended.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 23, 2007, and incorporated herein by reference.

10.1*	First Amendment to CA, Inc. 2003 Compensatory Plan for Non-Employee Directors.	Filed herewith.

10.2*	Amendment to Employment Agreement, dated December 8, 2008, between the Company and John Swainson.	Filed herewith.

10.3*	Amendment to Employment Agreement, dated December 29, 2008, between the Company and Michael Christenson.	Filed herewith.
10.4*	Amendment to Employment Agreement, dated December 12, 2008, between the Company and Nancy Cooper.	Filed herewith.

10.5*	Amendment to Employment Agreement, dated December 18, 2008, between the Company and Amy Olli.	Filed herewith.

10.6*	Amendment to Employment Agreement, dated December 29, 2008, between the Company and James Bryant.	Filed herewith.

10.7*	Letter dated July 21, 2006 from the Company to Ajei S. Gopal regarding terms of employment.	Filed herewith.

10.8*	Amendment dated December 12, 2008 to letter dated July 21, 2006 from the Company to Ajei S. Gopal regarding terms of employment.	Filed herewith.

12.1	Statement of Ratios of Earnings to Fixed Charges.	Filed herewith.

15	Accountants’ acknowledgment letter.	Filed herewith.

31.1	Certification of the CEO pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the CFO pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

*	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CA, INC.
By:	/s/ John A. Swainson
John A. Swainson
Chief Executive Officer

By:	/s/ Nancy E. Cooper
Nancy E. Cooper
Executive Vice President and Chief Financial Officer

Dated: January 30, 2009