Form 10-K
period 2009-03-31
CA, INC.
filed 2009-05-15
CIK 356028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
✓	Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For The Fiscal Year Ended March 31, 2009
OR
Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number 1-9247

CA, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-2857434
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
One CA Plaza, Islandia, New York	11749
(Address of Principal Executive Offices)	(Zip Code)
1-800-225-5224

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common stock, par value $0.10 per share	The NASDAQ Stock Market LLC
Stock Purchase Rights Preferred Stock, Class A	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ✓  Yes        No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.      Yes   ✓  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ✓  Yes        No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes   ✓  No

The aggregate market value of the common stock held by non-affiliates of the registrant as of September 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $7.7 billion based on the closing price of $19.96 on the NASDAQ Stock Market LLC on that date.

The number of shares of each of the registrant’s classes of common stock outstanding at May 8, 2009 was 518,836,593 shares of common stock, par value $0.10 per share.

Documents Incorporated by Reference:
Part III: Portions of the Proxy Statement to be issued in conjunction with the registrant’s 2009 Annual Meeting of Stockholders.

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

References in this Form 10-K to fiscal 2009, fiscal 2008, fiscal 2007 and fiscal 2006, etc. are to our fiscal years ended on March 31, 2009, 2008, 2007 and 2006, etc., respectively.

Part I

ITEM 1. Business

(a) General Development of Business
Overview
CA, Inc. is the world’s leading independent information technology (IT) management software company. We help organizations manage IT to become lean and more productive, which can help them better compete, innovate and grow. We develop and deliver software that makes it easier for organizations to manage IT throughout complex computing environments. With our vision for Enterprise IT Management (EITM) and our expertise, organizations can more effectively govern, manage and secure the services IT delivers to the business to reduce costs and risks, improve service and ensure IT is integrated with the business.

We address the entire computing environment, which includes all of the people, information, processes, systems, networks, applications and databases from a Web service to the mainframe to a virtualized “cloud”, regardless of the hardware or software customers are using. We serve the majority of the Forbes Global 2000 companies, who rely on our software, in part, to manage mission-critical aspects of their businesses. We have a broad portfolio of software products and services that address our customers’ needs for mainframe and distributed environments, spanning IT governance, IT management and IT security. Key focus areas include: infrastructure management, project and portfolio management, security management, service management, application performance management, and data center automation and virtualization.

The Company was incorporated in Delaware in 1974, began operations in 1976 and completed an initial public offering of common stock in December 1981. Prior to April 28, 2008, our common stock was traded on the New York Stock Exchange under the symbol “CA.” On April 28, 2008, we commenced trading on The NASDAQ Global Select Market tier of The NASDAQ Stock Market LLC under the same symbol.

Fiscal 2009 Business Developments and Highlights
The following are some significant fiscal 2009 developments and highlights relating to our business:

•	In February 2009, we completed a cash tender offer for our outstanding 4.750% Senior Notes due December 1, 2009. We received valid tenders of $176 million of the aggregate principal amount of the notes. During fiscal 2009, we also repurchased $148 million of the aggregate principal amount of these notes in the open market. In total, we reduced our obligations relating to these Notes from $500 million to $176 million during fiscal 2009.

•	In December 2008, we released our first Global Corporate Sustainability Report, “Connected.” The report affirms our dedication to growing the company in environmentally and socially sustainable ways, and highlights our commitment to our own sustainability, as well as our unique role as a leading provider of software management solutions that enable customers to achieve their business and sustainability goals.

•	In November 2008, we held our 13th user conference, CA World, in Las Vegas. CA World 2008 brought together more than 5,000 IT professionals from more than 70 countries to exchange IT management strategies for transforming IT from a cost center into an enabler of innovation and business growth.

•	In November 2008, we announced a Software-as-a-Service (SaaS) delivery option for our market leading enterprise-class solution, Claritytm Project & Portfolio Manager PPM. By extending the availability options for our award-winning Clarity product, we now provide CIOs and business executives with best-in-class functionality through a flexible SaaS delivery model.

•	In October 2008, we announced plans to expand our India Technology Center (ITC) with the construction of a new 180,000 square foot building on our campus in Hyderabad.

•	In October 2008, our Board of Directors approved a new stock repurchase program that authorizes the Company to buy up to $250 million of our common stock.

•	In September 2008, we began offering broad-based support for Microsoft’s virtualization technology across our Recovery Management, Virtualization Management, Security and Systems Management products. This support will help Microsoft customers effectively govern, manage and secure even the most complex virtualized environments.

•	In September 2008, we enhanced our Claritytm Project & Portfolio Manager solution by fully integrating cost and schedule measurement functionality to help U.S. federal government agencies and contractors conform to the ANSI/EIA-748 standard for Earned Value Management Systems.

•	In September 2008, we released CA GRC Manager NERC Program Accelerator, a complete North American Electric Reliability Corporation (NERC) compliance program for power and utility customers.

•	In July 2008, we launched a customized channel partner program dedicated to our global Internet Security partners’ focus on our anti-malware product portfolio. The program for Internet Security will help value-added resellers, retailers and technology partners market and sell solutions to service small, medium and large organizations, as well as the home and home office market.

•	In June 2008, we released eight new and updated solutions that deliver on our vision of Enterprise IT Management to enable customers to govern, manage and secure the services IT delivers to the business. Our new offerings include products for managing compliance and risk across mainframe and distributed computing environments, and products that build on our latest advances in automation.

  We made the following additions to our Board of Directors:

•	In November 2008, Kay Koplovitz was elected to our Board of Directors. Ms. Koplovitz was named to the Board’s Corporate Governance Committee.

•	In April 2008, Arthur F. Weinbach was elected to our Board of Directors and named to the Board’s Compensation and Human Resources Committee. In September 2008, Mr. Weinbach was also named to the Board’s Audit Committee.

(b) Financial Information About Segments
Our global business consists of a single industry segment — the design, development, marketing, licensing and support of IT management software products that operate on a wide range of hardware platforms and operating systems. Refer to Note 5 “Segment and Geographic Information,” in the Notes to the Consolidated Financial Statements for financial data pertaining to our segment and geographic operations.

(c) Narrative Description of the Business
As the world’s leading independent IT management software company, we help organizations manage IT to become lean and more productive by helping them automate and improve IT processes at a reduced cost, which helps them better compete, innovate and grow. We develop and deliver software that makes it easier for organizations to manage IT throughout complex computing environments, including handheld to mainframe, physical to virtual, and on-premises to “cloud”. With our vision for

Enterprise IT Management (EITM) and our expertise, organizations can more effectively govern, manage and secure the services IT delivers to the business to reduce costs and risks, improve service and ensure IT is integrated with the business.

We support our customers’ needs to govern, manage and secure the services IT delivers to the business as follows:

Govern:
We help our customers automate IT governance and various aspects of business governance. IT governance is the process of deciding about the priorities of their IT investments and how IT will allocate its human and financial resources to support those priorities. Business governance includes risk management, policy and regulatory compliance management, and information governance (such as records and messaging management). IT governance is addressed by CA Claritytm Project & Portfolio Manager, our market-leading, enterprise-class PPM solution. Business governance is addressed by our CA GRC Manager and Information Governance products.

Manage:
We make it easier to manage technology so that high-quality IT services can be delivered within our customers’ businesses at a competitive cost. We focus on service management, data center automation and application performance management, which includes offerings such as CA Wily Introscope ®; and infrastructure management, which includes offerings such as CA SPECTRUM Network Fault Manager, CA eHealth ® Network Performance Manager and CA NSM.

Secure:
We help ensure customers have secure access to the information, applications, systems and services they need to conduct their businesses. We focus on identity and access management, as well as security information management and threat management, which include CA Access Control, CA Identity Manager and CA SiteMinder.

We believe this is important because IT has become more critical than ever to running a business. Organizations rely on IT to conduct day-to-day business, and they are increasingly using IT to do more, including: comply with regulations, ensure security, manage costs and risks, manage resources, and manage energy consumption, enabling organizations to increase revenue and profit. At the same time, organizations continue to add new technology to their computing environments, taking advantage of trends such as cloud computing, virtualization and Software-as-a-Service (SaaS), which makes the computing environment more complex.

We believe that to get the most out of their technology, organizations must be able to manage IT as a whole and not as isolated functions unable to work together. We see IT, when managed well, as a business driver, not a cost center. We believe organizations that are able to manage their entire IT environment, eliminate waste, become leaner and more productive are able to compete more effectively and even thrive.

We base our beliefs on our decades of experience with some of the world’s largest, most sophisticated users of IT. CA focuses on enterprise customers who, by the nature of their size and the complexity of their IT infrastructures, have unique demands that our software and services are well suited to meet.

Our strategy is to enable Chief Information Officers (CIOs) to realize increasing levels of value from their IT investments by helping them manage IT to solve their business problems, move their businesses forward and achieve a compelling return on their investments in CA technology.

Business Organization
Our Company is organized to support our customers’ needs and our business strategy, from how we develop and deliver products and services to how we market and sell our software and how we support our technology. We group our products into solution sets under our govern, manage and secure framework. The products we develop are based on areas of focus where we believe we have the greatest growth opportunities and leading solutions.

Our main areas of focus for mainframe and distributed environments are:

•	infrastructure management

•	project and portfolio management

•	IT security management, including compliance and risk management

•	service management

•	application performance management, and

•	data center automation and virtualization

We continuously enhance our areas of focus to meet the needs of our customers and the market, which includes SaaS, cloud computing, and other areas considered emerging technologies.

Sales and Marketing
We offer our solutions through our direct sales force, and indirectly through global systems integrators, managed service providers, technology partners, EITM value-added resellers, original equipment manufacturers and distribution and volume partners. We have a disciplined, structured and systematic selling process through which we concentrate on our focus areas for both the distributed and mainframe environment.

These areas allow us to address customer needs and deepen relationships while opening the door for us to cross-sell and up-sell additional solutions. We rely on our marketing organization to help us identify new market opportunities, provide fact-based insight on industry and customer trends, and build awareness of our products globally to help drive sales.

Our sales organization operates on a worldwide basis. We operate through branches, subsidiaries and partners around the world. Approximately 46% of our revenue in fiscal 2009 was from operations outside of the United States. As of March 31, 2009 and March 31, 2008, we had approximately 3,200 and 3,300 sales and sales support personnel, respectively. In certain smaller geographic locations, including in the Asia-Pacific-Japan region, we use our distribution and resale partners as our primary selling vehicle.

CA Customer Value Network
To guide customers through the process of selecting, implementing and using IT management software and help them gain business value at every stage of the software lifecycle, we deliver proven, quality solutions and serve as a knowledgeable, trusted partner through a range of offerings and programs that make up the CA Customer Value Network.

The CA Customer Value Network is comprised of CA Education, CA Services, CA Support, CA Partners and CA Communities. CA Education, CA Services, CA Support, and CA Partners provide numerous offerings from solution implementation to technology consultation, educational programs and support services, throughout the customer’s software ownership. CA Communities provide programs that can help customers solve problems, network with peers, and gain insight into new products and product development to maximize efficiency, performance and business results.

Partners
As an integral part of our strategy, we enter into contractual arrangements with third parties to facilitate the development and sale of our products. We utilize a broad base of partners to enable us to reach more customers, stay ahead of technology trends, complement our expertise in niche areas and provide fulfillment and distribution.

We work with several types of partners:

•	Global Systems Integrators (GSIs) offer process design and planning as well as vertical expertise. We work with GSIs including, but not limited to, Accenture, Deloitte and PricewaterhouseCoopers.

•	Managed Service Providers at both the global and regional level. These companies, including but not limited to, CSC, EDS and IBM, often deliver IT services using our software products to organizations that prefer to outsource their IT operations.

•	Technology Partners are leading platform and application vendors who enable strong product integration and technical collaboration by helping us ensure that CA products and our partners’ products deliver comprehensive solutions for our customers’ IT environments. Some of our valued partners include Microsoft, SAP and VMware, which help us adapt and respond to the emergence of new technologies and trends, such as virtualization and cloud computing.

•	EITM Value-Added Resellers combine our software products with specialized consulting services and provide enhanced, user-specific solutions to a particular market or sector.

•	Distributors and Volume Partners enable us to broaden our reach to the Small and Medium Business market segment and provide efficient personalized local delivery, service and support to our customers in that market.

Customers
We have a large and broad base of customers, including the majority of the Forbes Global 2000. Most of our revenue is generated from customers who have the ability to make substantial commitments to software and hardware implementations. Our software products are used in a broad range of industries, businesses and applications. We currently service companies across most major industries worldwide, including banks, insurance companies, other financial services providers, governmental agencies, manufacturers, technology companies, retailers, educational institutions and health care institutions.

When customers enter into software license agreements with us, they often pay for the right to use our software for a specified period of time. When the terms of these agreements expire, the customers may either renew the license agreements or pay usage and maintenance fees, if applicable, for the right to continue to use our software, receive support, and/or receive future upgrades. Our customers’ satisfaction is important to us and we believe that our flexible business model allows us to maintain our customer base while allowing us to cross-sell new software products and services to them.

No individual customer accounted for a material portion of our revenue during any of the past three fiscal years. As of March 31, 2009, three customers accounted for substantially all of our outstanding prior business model net receivables, which amounted to approximately $240 million, including one large IT outsourcing customer with a license arrangement that extends through fiscal 2012 with a net unbilled receivable balance of approximately $232 million. Refer to “Business Model” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further information.

Research and Development
We continue to invest extensively in product development and enhancements. We anticipate that we will continue to adapt our software products to the rapid changes in the IT industry and will continue to enhance our products to help them remain compatible with hardware, operating system changes and our customers’ needs.

Our research and development activities include a number of efforts. We established CA Labs in 2005 to strengthen relationships between research communities and us. We formed the CA Council for Technical Excellence in 2006 to lead innovative projects designed to promote communication, collaboration, and synergy among CA’s global technical community.

To keep us on top of major technological advances and to ensure our products continue to work well with those of other vendors, we are active in most major standards organizations and take the lead in many. Many of our professionals are certified across key standards, including ITIL®, PMI, CISPP, and have built knowledge and expertise in key vertical markets, such as financial services, government, telecommunications, insurance, health care, manufacturing and retail. Further, we were the first major software company to earn the International Organization for Standardization’s (ISO) 9001:2000 Global Certification.

We have approximately 5,600 engineers globally who design and support CA software and have charged to operations $486 million, $526 million and $557 million in fiscal 2009, 2008 and 2007, respectively, for product development and enhancements. In fiscal 2009, 2008 and 2007, we capitalized costs of $129 million, $112 million and $85 million, respectively, for internally developed software.

Our product development staff is global, with locations in Australia, Canada, China, the Czech Republic, Germany, India, Israel, Japan, the United Kingdom and the United States. We collaborate in both physical and virtual labs. Our technological efforts around the world ensure we maintain a global perspective of customer needs while cost-effectively tapping the skills and talents of developers worldwide, and enable us to efficiently and effectively support our customers.

In the United States, product development is primarily performed at our facilities in Redwood City, and San Francisco, California; Lisle, Illinois; Framingham, Massachusetts; Ewing, New Jersey; Islandia, New York; Pittsburgh, Pennsylvania; Plano, Texas; and Herndon, Virginia.

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

We maintain a portfolio of U.S. and foreign patents that generally expire at various times over the next 20 years. Although the durations and geographic patent coverage for our inventions may vary, we believe our patent portfolio adequately protects our interests. We expect to maintain a patent portfolio that includes more than 400 issued patents and 700 pending applications in the United States and the European Union.

The source code for our products is protected both as trade secrets and as copyrighted works. Some of our customers are beneficiaries of a source code escrow arrangement that enables our customers to obtain a contingent, limited right to access our source code.

We are not aware that our products or technologies infringe on the proprietary rights of third parties. Third parties, however, have asserted and may assert infringement claims against us with respect to our products, and any such assertion may require us to enter into royalty arrangements or result in costly and time-consuming litigation. Although we have a number of U.S. and foreign patents and pending applications that may have value to various aspects of our products and technology, we are not aware of any single patent that is essential to us or to any of our principal business product areas.

Product Licensing
Our licensing model offers customers a wide range of purchasing and payment options. Under our flexible licensing terms, customers can license our software products under multi-year licenses, with most customers choosing terms of one to three years, although longer terms are sometimes selected by customers who desire greater cost certainty. We also help customers reduce uncertainty by providing a standard pricing schedule based on simple usage tiers. Additionally, we offer our customers the ability to establish pricing models for our products based on their key business metrics. Although this practice is not widely used by our customers, we believe this metric-based approach can provide us with a competitive advantage in certain circumstances.

On licenses sold for our mainframe products and most of our distributed products, we offer our customers the right to receive unspecified future software products for no additional fee, as well as maintenance included during the term of the license. On licenses sold for certain products or through certain indirect channels, we do not offer our customers unspecified future software products and do not always include maintenance with the license sale. For a description of our revenue recognition policies, refer to Note 1, “Significant Accounting Policies”, in the Notes to the Consolidated Financial Statements.

Competition
The enterprise management software business is highly competitive and is marked by rapid technological change, the steady emergence of new companies and products, evolving industry standards and changing customer needs. We compete with many established companies in the markets we serve. Some of these companies have substantially greater financial, marketing, and technological resources, broader distribution capabilities, earlier access to customers, and a greater opportunity to address customers’ various information technology requirements than we do. These factors may provide our competitors with an advantage in penetrating markets with their products.

We also compete with many smaller, less established companies that may be able to focus more effectively on specific product areas or markets. Because of the breadth of our product portfolio, we have competitors who may only compete with us in one product area and other companies who compete across most or all of our product portfolios. Competitive differentiators include, but are not limited to: industry vision, performance, quality, breadth of product offerings, expertise, integration of products, brand name recognition, price, functionality, customer support, frequency of upgrades and updates, manageability of products and reputation. Some of our key competitors are IBM, HP, BMC and Symantec.

We believe that we are well positioned and have a unique competitive advantage in the marketplace with our vision for Enterprise IT Management for a number of reasons:

•	The breadth and quality of our products, and their ability to integrate with existing customer technology investments. Various CA products manage IT in most environments, whether distributed, mainframe or virtualized. As new technologies are introduced, we continue to pursue integration to help customers see how the different elements of IT — hardware, software and staff — work together to deliver a service to the business.

•	The depth of our technical expertise.

•	Our commitment to open standards and innovation.

•	Our independence, which means we do not have a preferred hardware, software or operating system platform agenda.

•	Our ability to work with customers from planning through implementation, helping them quickly realize value from CA technology.

•	Our ability to offer products that are modular, open and integrated so customers can use them at their own pace individually or in combination with their existing technology.

Employees
The table below sets forth the approximate number of employees by location and functional area as of March 31, 2009:

	EMPLOYEES AS OF		EMPLOYEES AS OF
LOCATION	MARCH 31, 2009	FUNCTIONAL AREA	MARCH 31, 2009

Corporate headquarters	1,900	Professional services	1,200
		Support services	1,500
Other U.S. offices	5,200	Selling and marketing	3,700
		General and administrative	2,400
International offices	6,100	Product development	4,400

Total	13,200	Total	13,200

As of March 31, 2009 and 2008, we had 13,200 and 13,700 employees, respectively. The decrease was mostly in our sales and professional services staff and reflects the actions taken under the fiscal 2007 restructuring plan. For additional information on the fiscal 2007 restructuring plan refer to Note 3, “Restructuring and Other,” in the Notes to the Consolidated Financial Statements. We believe our employee relations are satisfactory.

(d) Financial Information About Geographic Areas
Refer to Note 5, “Segment and Geographic Information” in the Notes to the Consolidated Financial Statements for financial data pertaining to our segment and geographic operations.

(e) Available Information
Our corporate website address is ca.com. All filings we make with the SEC, including our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and any amendments, are available for free on our investor relations website (ca.com/investor) as soon as reasonably practicable after they are filed with or furnished to the SEC. Our SEC filings are available to be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be obtained for free on the SEC’s website at www.sec.gov. The reference to our website address does not constitute incorporation by reference of the information contained on our website in this Form 10-K or other filings with the SEC, and the information contained on our website is not part of this document.

Our investor relations website (ca.com/investor) also contains information about our initiatives in corporate governance, including: our corporate governance principles; information concerning our Board of Directors (including specific procedures for communicating with them); information concerning our Board Committees, including the charters of the Audit Committee, the Compensation and Human Resources Committee, the Corporate Governance Committee, and the Compliance and Risk Committee; and our CA Code of Conduct: Information and Resource Guide (applicable to all of our employees, including our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and our directors). These documents can also be obtained in print by writing to our Corporate Secretary, One CA Plaza, Islandia, NY 11749.

ITEM 1A. RISK FACTORS

Current and potential stockholders should consider carefully the risk factors described below. Any of these factors, or others, many of which are beyond our control, could materially adversely affect our business, financial condition, operating results, cash flow and stock price.

Given the global nature of our business, economic factors or political events beyond our control and other business risks associated with non-U.S. operations can affect our business in unpredictable ways.
International revenue has historically represented a significant percentage of our total worldwide revenue. Success in selling and developing our products outside the United States will depend on a variety of factors in various non-U.S. locations, including:

•	Foreign exchange currency rates;

•	Local economic conditions;

•	Political stability;

•	Workforce reorganizations in various non-U.S. locations, including reorganizations of sales, product development, technical services, finance, human resources and facilities functions;

•	Effectively staffing key managerial and technical positions;

•	Successfully localizing software products for a significant number of international markets;

•	More restrictive employment regulation;

•	Trade restrictions such as tariffs, duties, taxes or other controls;

•	International intellectual property laws, which may be more restrictive or may offer lower levels of protection than U.S. law;

•	Complying with differing and changing local laws and regulations in multiple international locations as well as complying with U.S. law and regulations where applicable in these international locations; and

•	Developing and executing an effective go-to-market strategy in various locations.

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

These adverse financial events could also result in further government intervention in the U.S. and world markets. Any of these results could impact the manner in which we are able to conduct business including within a particular industry sector or market and could adversely affect our business, financial condition, operating results and cash flow.

Changes to the compensation of our sales organization could materially adversely affect our business, financial condition, operating results and cash flow.
We may change our compensation plans for the sales organization from time to time in order to align the sales force with the Company’s economic interests. Under the terms of CA’s Incentive Compensation Plan (Incentive Compensation Plan), management retains broad discretion to change various aspects of the Incentive Compensation Plan such as sales quotas or territory assignments, to ensure that the plan is aligned with CA’s overall business objectives. However, the laws of many of the countries and states in which CA operates impose limitations on the amount of discretion a company’s management may exercise on compensation matters such as commissions. The Incentive Compensation Plan itself, or changes made by management where CA exercises discretion to change the Incentive Compensation Plan, may lead to outcomes that are not anticipated or intended and may adversely affect our cost of doing business, employee morale, or other performance metrics, all of which could materially adversely affect our business, financial condition, operating results and cash flow.

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
Our ability to successfully implement our business plan and comply with regulations requires effective planning and management systems and processes. We need to continue to improve and implement existing and new operational and financial systems, procedures and controls to manage our business effectively in the future. As a result, we have licensed enterprise resource planning software, consolidated certain finance functions into regional locations, and are in the process of expanding and upgrading our operational and financial systems. Any delay in the implementation of, or disruption in the transition to, our new or enhanced systems, procedures or internal controls, could adversely affect our ability to accurately forecast sales demand, manage our supply chain, achieve accuracy in the conversion of electronic data and records, and report financial and management information, including the filing of our quarterly or annual reports with the SEC, on a timely and accurate basis. Failure to properly or adequately address these issues could result in the diversion of management’s attention and resources, adversely affect our ability to manage our business and materially adversely affect our business, financial condition, results of operations and cash flow. Refer to Item 9A, “Controls and Procedures,” for additional information.

We may encounter difficulties in successfully integrating companies and products that we have acquired or may acquire into our existing business and, therefore, such failed integration could materially adversely affect our infrastructure, market presence, or results of operations.
In the past we have acquired, and in the future we expect to acquire complementary companies, products, services and technologies (including through mergers, asset acquisitions, joint ventures, partnerships, strategic alliances, and equity investments). The risks we may encounter include:

•	We may find that the acquired company or assets do not further improve our financial and strategic position as planned;

•	We may have difficulty integrating the operations, facilities, personnel and commission plans of the acquired business;

•	We may have difficulty forecasting or reporting results subsequent to acquisitions;

•	We may have difficulty retaining the technical skills needed to provide services on the acquired products;

•	We may have difficulty incorporating the acquired technologies or products with our existing product lines;

•	We may have product liability, customer liability or intellectual property liability associated with the sale of the acquired company’s products;

•	Our ongoing business may be disrupted by transition or integration issues; our management’s attention may be diverted from other business concerns;

•	We may be unable to obtain timely approvals from governmental authorities under applicable competition and antitrust laws;

•	We may have difficulty maintaining uniform standards, controls, procedures and policies;

•	Our relationships with current and new employees, customers and distributors could be impaired;

•	An acquisition may result in increased litigation risk, including litigation from terminated employees or third parties;

•	We may have difficulty with determinations related to accounting matters, including those that require a high degree of judgment or complex estimation processes, including valuation and accounting for goodwill and intangible assets, stock-based compensation, and income tax matters; and

•	Our due diligence process may fail to identify significant issues with the acquired company’s product quality, financial disclosures, accounting practices, internal control deficiencies, including material weaknesses, product architecture, legal contingencies and other matters.

These factors could have a material adverse effect on our business, results of operations, financial condition and cash flow, particularly in the case of a large acquisition or number of acquisitions. To the extent we issue shares of stock or other rights to purchase stock, including options, to pay for acquisitions or to retain employees, existing stockholders’ interests may be diluted and net income per share may decrease.

We are subject to intense competition in product and service offerings and pricing, and we expect to face increased competition in the future, which could either diminish demand for or inhibit growth of our products and, therefore, reduce our sales, revenue and market presence.
The markets for our products are intensely competitive, and we expect product and service offerings and pricing competition to increase. Some of our competitors have longer operating histories, greater name recognition, a larger installed base of customers in any particular market niche, larger technical staffs, established relationships with hardware vendors or greater financial, technical and marketing resources. We also face competition from numerous smaller companies that specialize in specific aspects of the highly fragmented software industry, and from shareware authors that may develop competing products. In addition, new companies enter the market on a frequent and regular basis, offering products that compete with those offered by us. Moreover, certain customers historically have developed their own products that compete with those offered by us. The competition may affect our ability to attract and retain the technical skills needed to provide services to our customers, forcing us to become more reliant on delivery of services through third parties. This, in turn, could increase operating costs and decrease our revenue, profitability and cash flow. Additionally, competition from any of these sources could result in price reductions or displacement of our products, which could have a material adverse effect on our business, financial condition, operating results and cash flow.

Our competitors include large vendors of hardware and operating system software and service providers. The widespread inclusion of products that perform the same or similar functions as our products bundled within computer hardware or other companies’ software products, or services similar to those provided by us, could reduce the perceived need for our products and services, or render our products obsolete and unmarketable. Furthermore, even if these incorporated products are inferior or more limited than our products, customers may elect to accept the incorporated products rather than purchase our products. In addition, the software industry is currently undergoing consolidation as software companies seek to offer more extensive suites and broader arrays of software products and services, as well as integrated software and hardware solutions. This consolidation may adversely affect our competitive position, which could materially adversely affect our business, financial condition, operating results and cash flow. Refer to Item 1, “Business — (c) Narrative Description of the Business — Competition,” for additional information.

Our business may suffer if we are not able to retain and attract adequate qualified personnel, including key managerial, technical, marketing and sales personnel.
We operate in a business where there is intense competition for experienced personnel in all of our global markets. We depend on our ability to identify, recruit, hire, train, develop and retain qualified and effective personnel. Our ability to do so depends on numerous factors, including factors that we cannot control, such as competition and conditions in the local employment markets in which we operate. Our future success depends in large part on the continued contribution of our senior management and other key employees. A loss of a significant number of skilled managerial or other personnel could have a negative effect on the quality of our products. A loss of a significant number of experienced and effective sales personnel could result in fewer sales of our products. Our failure to retain qualified employees in these categories could materially adversely affect our business, financial condition, operating results and cash flow.

Failure to adapt to technological change in a timely manner could materially adversely affect our business.
If we fail to keep pace with technological change in our industry, that failure would have an adverse effect on our revenue and earnings. We operate in a highly competitive industry characterized by rapid technological change, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. During the past several years, many new technological advancements and competing products entered the marketplace. The distributed systems and application management markets in which we operate are far more crowded and competitive than our traditional mainframe systems management markets.

Our ability to compete effectively and our growth prospects for all of our products depend upon many factors, including the success of our existing distributed systems products, the timely introduction and success of future software products, and the ability of our products to perform well with existing and future leading databases and other platforms supported by our products. We have experienced long development cycles and product delays in the past, particularly with some of our distributed systems products, and may experience delays in the future. In addition, we have incurred, and expect to continue to incur, significant research and development costs, as we introduce new products. If there are delays in new product introductions or less-than-anticipated market acceptance of these new products, we will have invested substantial resources without realizing adequate revenues in return, which could materially adversely affect our business, financial condition, operating results and cash flow.

If our products do not remain compatible with ever-changing operating environments we could lose customers and the demand for our products and services could decrease, which could materially adversely affect our business, financial condition, operating results and cash flow.
The largest suppliers of systems and computing software are, in most cases, the manufacturers of the computer hardware systems used by most of our customers. Historically, these companies have from time to time modified or introduced new operating systems, systems software and computer hardware. In the future, such new products from these companies could incorporate features that perform functions currently performed by our products, or could require substantial modification of our products to maintain compatibility with these companies’ hardware or software. Although we have to date been able to adapt our products and our business to changes introduced by hardware manufacturers and system software developers, there can be no assurance that we will be able to do so in the future. Failure to adapt our products in a timely manner to such changes or customer decisions to forgo the use of our products in favor of those with comparable functionality contained either in their hardware or operating system could have a material adverse effect on our business, financial condition, operating results and cash flow.

Certain software that we use in our products is licensed from third parties and thus may not be available to us in the future, which has the potential to delay product development and production and, therefore, could materially adversely affect our business, financial condition, operating results and cash flow.
Some of our solutions contain software licensed from third parties. Some of these licenses may not be available to us in the future on terms that are acceptable to us or allow our products to remain competitive. The loss of these licenses or the inability to maintain any of them on commercially acceptable terms could delay development of future products or the enhancement of existing products.

We may also choose to pay a premium price for such a license in certain circumstances where continuity of the licensed product would outweigh the premium cost of the license. The unavailability of these licenses or the necessity of agreeing to commercially unreasonable terms for such licenses could have a material adverse effect on our business, financial condition, operating results and cash flow.

Certain software we use is from open source code sources, which, under certain circumstances, may lead to unintended consequences and, therefore, could materially adversely affect our business, financial condition, operating results and cash flow.
Some of our products contain software from open source code sources. The use of such open source code may subject us to certain conditions, including the obligation to offer our products that use open source code for no cost. We monitor our use of such open source code to avoid subjecting our products to conditions we do not intend. However, the use of such open source code may ultimately subject some of our products to unintended conditions, so that we are required to take remedial action that may divert resources away from our development efforts and therefore could have a material adverse effect on our business, financial condition, operating results and cash flow.

Discovery of errors in our software could materially adversely affect our revenue and earnings and subject us to product liability claims, which may be costly and time consuming.
The software products we offer are inherently complex. Despite testing and quality control, we cannot be certain that errors will not be found in current versions, new versions or enhancements of our products after commencement of commercial shipments. If new or existing customers have difficulty deploying our products or require significant amounts of customer support, our operating margins could be adversely affected. Moreover, we could face possible claims and higher development costs if our software contains errors that we have not detected or if our software otherwise fails to meet our customers’ expectations. Significant technical challenges also arise with our products because our customers license and deploy our products across a variety of computer platforms and integrate them with a number of third-party software applications and databases. These combinations increase our risk further because, in the event of a system-wide failure, it may be difficult to determine which product is at fault; thus, we may be harmed by the failure of another supplier’s products. As a result of the foregoing, we could experience:

•	Loss of or delay in revenue and loss of market share;

•	Loss of customers, including the inability to do repeat business with existing key customers;

•	Damage to our reputation;

•	Failure to achieve market acceptance;

•	Diversion of development resources;

•	Increased service and warranty costs;

•	Legal actions by customers against us that could, whether or not successful, be costly, distracting and time-consuming;

•	Increased insurance costs; and

•	Failure to successfully complete service engagements for product installations and implementations.

Consequently, the discovery of errors in our products after delivery could have a material adverse effect on our business, financial condition, operating results and cash flow.

We have a significant amount of debt. Changes in market conditions or our ratings could increase our interest costs and adversely affect the cost of refinancing our debt and our ability to refinance our debt, which could materially adversely affect our business, financial condition, operating results and cash flow.
As of March 31, 2009, we had $1,937 million of debt outstanding, consisting of unsecured fixed-rate senior note obligations, convertible senior notes, and credit facility borrowings. Refer to Note 7, “Debt,” in the Notes to the Consolidated Financial Statements for the payment schedule of our long-term debt obligations. Our senior unsecured notes are rated by Moody’s Investors Service, Fitch Ratings, and Standard and Poor’s. These agencies or any other credit rating agency could downgrade or take other negative action with respect to our credit ratings in the future. If our credit ratings were downgraded or other negative action is taken, we would be required to, among other things, pay additional interest on outstanding borrowings under our principal revolving credit agreement. Any downgrades could affect our ability to obtain additional financing in the future and may affect the terms of any such financing.

We expect that existing cash, cash equivalents, marketable securities, cash provided from operations and our bank credit facilities will be sufficient to meet ongoing cash requirements. However, our failure to generate sufficient cash as our debt becomes due or to renew credit lines prior to their expiration could materially adversely affect our business, financial condition, operating results and cash flow.

Failure to protect our intellectual property rights and source code would weaken our competitive position.
Our future success is highly dependent upon our proprietary technology, including our software and our source code for that software. Failure to protect such technology could lead to our loss of valuable assets and competitive advantage. We protect our proprietary information through the use of patents, copyrights, trademarks, trade secret laws, confidentiality procedures and contractual provisions. Notwithstanding our efforts to protect our proprietary rights, policing unauthorized use or copying of our proprietary information is difficult. Unauthorized use or copying occurs from time to time and litigation to enforce intellectual property rights could result in significant costs and diversion of resources. Moreover, the laws of some foreign jurisdictions do not afford the same degree of protection to our proprietary rights as do the laws of the United States. For example, for some of our products, we rely on “shrink-wrap” or “click-on” licenses, which may be unenforceable in whole or in part in some jurisdictions in which we operate. In addition, patents we have obtained may be circumvented, challenged, invalidated or designed around by other companies. If we do not adequately protect our intellectual property for these or other reasons, our business, financial condition, operating results and cash flow could be materially adversely affected. Refer to “Item 1, Business — (c) Narrative Description of the Business — Patents and Trademarks,” for additional information.

The number, terms and duration of our license agreements as well as the timing of orders from our customers and channel partners, may cause fluctuations in some of our key financial metrics, which may affect our quarterly financial results.
Historically, a substantial portion of our license agreements are executed in the last month of a quarter and the number of contracts executed during a given quarter can vary substantially. In addition, we experience a historically long sales cycle, which is driven in part by the varying terms and conditions of our software contracts. These factors can make it difficult for us to predict bookings and cash flow on a quarterly basis. Any failure or delay in executing new or renewed license agreements in a given quarter could cause declines in some of our key financial metrics (e.g., bookings or cash flow), and, accordingly, increases the risk of unanticipated variations in our quarterly results and financial condition.

We may become dependent upon large transactions, and the failure to close such transactions on a satisfactory basis could materially adversely affect our business, financial condition, operating results and cash flow.
In the past, we have been dependent upon large-dollar enterprise transactions with individual customers. There can be no assurances that we will not be reliant on large-dollar enterprise transactions in the future, and the failure to close those transactions on terms that are commercially attractive to us could materially adversely affect our business, financial condition, operating results and cash flow.

Our sales to government clients subject us to risks, including early termination, audits, investigations, sanctions and penalties.
Approximately 10% of our total revenue backlog as of March 31, 2009 is associated with multi-year contracts signed with the U.S. federal government and other U.S. state and local governmental agencies. These contracts are generally subject to annual fiscal funding approval, may be terminated at the convenience of the government, or both. Termination of a contract or funding for a contract could adversely affect our sales, revenue and reputation. Additionally, government contracts are generally subject to audits and investigations, which could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with the government.

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
We expect to be an ongoing target of attacks specifically designed to impede the performance of our products. Similarly, experienced computer programmers, or hackers, may attempt to penetrate our network security or the security of our data centers and IT environments and misappropriate proprietary information or cause interruptions of our services. Although we believe we have sufficient controls in place to prevent significant external disruptions, if these intentionally disruptive efforts are successful, our activities could be adversely affected, our reputation and future sales could be harmed and our business, financial condition, operating results and cash flow could be materially adversely affected.

The use of third-party microcode could negatively affect our product development.
We anticipate ongoing use of microcode or firmware provided by hardware manufacturers. Microcode and firmware are essentially software programs embedded in hardware and are, therefore, less flexible than other types of software. We believe that such continued use will not have a significant impact on our operations and that our products will remain compatible with any changes to such code. However, future technological developments involving such microcode could have a material adverse effect on our business, financial condition, operating results and cash flow.

We may lose access to third-party operating systems, which could materially adversely affect future product development.
In the past, certain of our licensees using proprietary operating systems were furnished with “source code,” which makes the operating system understandable to programmers; or “object code,” which directly controls the hardware; and other technical documentation. Since the availability of source code facilitated the development of systems and applications software, which must interface with the operating systems, independent software vendors, such as us, were able to develop and market compatible software. Other vendors, including some of the largest vendors, have a policy of restricting the use or availability of the source code for some of their operating systems. To date, this policy has not had a material effect on us. Some companies, however, may adopt more restrictive policies in the future or impose unfavorable terms and conditions for such access. These restrictions may, in the future, result in higher research and development costs for us in connection with the enhancement and modification of our existing products and the development of new products. There can be no assurance that such restrictions will not have a material adverse effect on our business, financial condition, operating results and cash flow.

Third parties could claim that our products infringe their intellectual property rights or that we owe royalty payments, which could result in significant litigation expense or settlement with unfavorable terms, which could materially adversely affect our business, financial condition, operating results and cash flow.
From time to time, third parties have claimed and may claim that our products infringe various forms of their intellectual property or that we owe royalty payments to them. Investigation of these claims can be expensive and could affect development, marketing or shipment of our products. As the number of software patents issued increases, it is likely that additional claims will be asserted. Defending against such claims is time-consuming and could result in significant litigation expense or settlement on unfavorable terms, which could materially adversely affect our business, financial condition, operating results and cash flow.

Fluctuations in foreign currencies could result in translation losses.
Our consolidated financial results are reported in U.S. dollars. Most of the revenue and expenses of our foreign subsidiaries are denominated in local currencies. Given that cash is typically received over an extended period of time for many of our license agreements and given that a substantial portion of our revenue is generated outside of the U.S., foreign currency fluctuations could result in substantial changes in reported revenues and operating results due to the foreign currency impact upon translation of these transactions into U.S. dollars.

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

We have outsourced various functions to third parties and these arrangements may not be successful, thereby resulting in increased costs, or may adversely affect service levels and our public reporting.
We have outsourced various functions to third parties including certain development functions and may outsource additional functions to third-party providers in the future. We rely on those third parties to provide services on a timely and effective basis. Although we periodically monitor the performance of these third parties and maintain contingency plans in case the third parties are unable to perform as agreed, we do not ultimately control the performance of our outsourcing partners. The failure of third-party outsourcing partners to perform as expected or as required by contract could result in significant disruptions and costs to our operations, which could materially adversely affect our business, financial condition, operating results and cash flow and our ability to file our financial statements with the Securities and Exchange Commission timely or accurately.

Potential tax liabilities may materially adversely affect our results.
We are subject to income taxes in the United States and in numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from that which is reflected in our income tax provisions and accruals. Additional tax assessments resulting from an audit or litigation may result in increased tax provisions or payments which could materially adversely affect our financial condition, operating results and cash flow in the period or periods in which that determination is made.

ITEM 2. PROPERTIES.

Our principal real estate properties are located in areas necessary to meet sales and operating requirements. All of the properties are considered to be both suitable and adequate to meet current and anticipated operating requirements.

As of March 31, 2009, we leased 68 facilities throughout the United States and 113 facilities outside the United States. Our lease obligations expire on various dates with the longest commitment extending to 2023. We believe all of our leases will be renewable at market terms at our option as they become due.

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

ITEM 3. LEGAL PROCEEDINGS.

On April 9, 2007, the Company filed a complaint in the United States District Court for the Eastern District of New York (the Federal Court) against Rocket Software, Inc. (Rocket). On August 1, 2007, the Company filed an amended complaint alleging that Rocket misappropriated intellectual property associated with a number of the Company’s database management software products. The amended complaint included causes of action for copyright infringement, misappropriation of trade secrets, unfair competition, and unjust enrichment. In the amended complaint, the Company sought damages of at least $200 million for Rocket’s alleged theft and misappropriation of the Company’s intellectual property, as well as an injunction preventing Rocket from continuing to distribute the database management software products at issue. On February 10, 2009, the Company announced that it had reached a settlement with Rocket resolving the Company’s claims of copyright infringement and trade secret misappropriation. As part of the settlement, Rocket agreed to license technology from the Company, including source code authored several years ago and related trade secrets that were the subject of the litigation for $50 million to be received and recognized as software fees and other with the consolidated statement of operations in increments through fiscal 2014. Rocket did not admit any wrongdoing in connection with this settlement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Executive Officers of the Registrant.
The name, age, present position, and business experience for the past five years of our executive officers as of May 15, 2009 are listed below:

John A. Swainson, 54, has been Chief Executive Officer of the Company since February 2005 and a member of the Company’s Board of Directors since November 2004. Mr. Swainson joined the Company in November 2004. He also served as the Company’s President from November 2004 to March 2008. From July to November 2004, Mr. Swainson was Vice President of Worldwide Sales and Marketing of the Software Group at International Business Machines Corporation (IBM), a manufacturer of information processing products and a technology, software, and networking systems manufacturer and developer. From 1997 to July 2004, he was General Manager of the Application Integration and Middleware division of IBM’s Software Group.

Michael J. Christenson, 50, has been President of the Company since March 2008 and Chief Operating Officer since April 2006. Mr. Christenson joined the Company in 2005. He served as the Company’s Executive Vice President of Strategy and Business Development from February 2005 to April 2006. He retired in 2004 from Citigroup Global Markets, Inc. after a 23-year career as an investment banker, where he was responsible for that company’s Global Private Equity Investment Banking, North American Regional Investment Banking, and Latin American Investment Banking.

Russell M. Artzt, 62, co-founded the Company in June 1976. He has been Vice Chairman and Founder of the Company since April 2007, playing an instrumental role in the evolution of the Company’s EITM vision. Mr. Artzt also provides counsel in the areas of strategic partnerships, product development leadership, and corporate strategy. Mr. Artzt was the Company’s Executive Vice President of Products from January 2004 to April 2007 and was Executive Vice President, eTrust® Solutions from April 2002 to January 2004.

James E. Bryant, 64, has been Executive Vice President, Risk, and Chief Administrative Officer of the Company since April 2009. He is responsible for the Company’s information technology, facilities and administration, corporate transformation, enterprise risk management, internal audit and internal controls. Mr. Bryant joined the Company in June 2006. He served as the Company’s Executive Vice President and Chief Administrative Officer from June 2006 to March 2009. From 2005 to June 2006, Mr. Bryant was a member of Common Angels, a Boston-based investment group that provides funding and mentoring for high technology start-ups. From 2003 to June 2006, he was a Selectman for the Town of Hamilton, Massachusetts. From 1994 to 2002, Mr. Bryant served as Vice President of Finance in IBM’s Software Group.

Nancy E. Cooper, 55, has been Executive Vice President and Chief Financial Officer of the Company since she joined the Company in August 2006. From December 2001 to August 2006, she served as Senior Vice President and Chief Financial Officer of IMS Health Incorporated, a provider of information solutions to the pharmaceutical and healthcare industries. Ms. Cooper began her career at IBM, where she held positions of increasing responsibility over a 22-year period including Chief Financial Officer of the Global Industries Division, Assistant Corporate Controller, and Controller and Treasurer of IBM Credit Corporation.

Andrew Goodman, 50, has been Executive Vice President, Worldwide Human Resources of the Company since July 2005. Mr. Goodman joined the Company in July 2002. From July 2002 to July 2005, he served as Senior Vice President of Human Resources.

Ajei S. Gopal, 47, has been Executive Vice President, Products and Technology Group, since February 2009. Dr. Gopal has overall responsibility for the Company’s Products and Technology Group, including the EITM Group, the Mainframe Business Unit, the IT Governance Business Unit and the Office of the Chief Technology Officer. He joined the Company in July 2006. He served as Senior Vice President and General Manager, Enterprise Systems Management Business Unit from July 2006 to May 2007, as Executive Vice President and General Manager of the Management Business Unit and Security Business Unit from May 2007 to January 2008 and as Executive Vice President, EITM Group from January 2008 to February 2009. Dr. Gopal was with Symantec Corporation, a provider of infrastructure software, from September 2004 to July 2006, where he served most recently as Executive Vice President and Chief Technology Officer, and earlier as Senior Vice President, Global Technology and Corporate Development. From June 2001 to June 2004, Dr. Gopal was with ReefEdge Networks, a provider of wireless LAN systems, a company he co-founded, where he served on the Board of Directors and held several executive roles.

Jacob Lamm, 44, has been the Company’s Executive Vice President, Strategy and Corporate Development, since February 2009. He joined the Company in 1998. He is responsible for coordinating the Company’s overall business strategy, as well as the Company’s strategy for acquisitions. He served as the Company’s Executive Vice President, Governance Group from January 2008 to February 2009, as Executive Vice President and General Manager, Business Service Optimization Business Unit from March 2007 to January 2008, as Senior Vice President, General Manager and Business Unit Executive from April 2005 to March 2007, and as Senior Vice President, Development from October 2003 to April 2005.

Amy Fliegelman Olli, 45, has been Executive Vice President and General Counsel of the Company since February 2007. She is responsible for all of the Company’s legal and compliance functions worldwide. Ms. Olli joined the Company in September 2006. From September 2006 to February 2007, she served as Executive Vice President and Co-General Counsel of the Company. Before September 2006, Ms. Olli spent nearly 20 years in various senior-level legal positions with divisions of IBM, most recently as General Counsel — Americas and Global Coordinator for Sales and Distribution for IBM, where she was responsible for a team of more than 200 lawyers in the U.S., Europe, Latin America and Canada, and for coordination of all of IBM’s sales and distribution lawyers on a global basis.

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

During fiscal 2008 and through April 27, 2008, our common stock was traded on the New York Stock Exchange under the symbol “CA.” On April 28, 2008, our common stock commenced trading on The NASDAQ Global Select Market tier of The NASDAQ Stock Market LLC (“NASDAQ”) under the same symbol. The following table sets forth, for the fiscal quarters indicated, the quarterly high and low closing sales prices on the NASDAQ and the New York Stock Exchange, as applicable:

	FISCAL 2009		FISCAL 2008
	High	Low	High	Low

Fourth Quarter	$18.90	$15.40	$26.31	$21.26
Third Quarter	$20.12	$14.37	$27.18	$24.15
Second Quarter	$24.63	$18.31	$26.68	$23.41
First Quarter	$26.54	$21.67	$28.21	$25.39

On March 31, 2009, the closing price for our common stock on the NASDAQ was $17.61. As of March 31, 2009, we had approximately 9,300 stockholders of record.

We have paid cash dividends each year since July 1990. For each of fiscal 2009, 2008 and 2007, we paid annual cash dividends of $0.16 per share, which have been paid out in quarterly installments of $0.04 per share as and when declared by the Board of Directors.

Purchases of Equity Securities by the Issuer
On October 29, 2008, our Board of Directors approved a stock repurchase program that authorizes us to acquire up to $250 million of our common stock. During the third quarter of fiscal 2009, we paid $4 million to repurchase approximately 0.3 million of our common shares at an average price of $15.84 per share. As of March 31, 2009, we remained authorized to purchase an aggregate amount of up to approximately $246 million of additional common shares under our current stock repurchase program.

ITEM 6. SELECTED FINANCIAL DATA.

The information set forth below should be read in conjunction with the “Results of Operations” section included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Statement of Operations Data

	YEAR ENDED MARCH 31,
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)	2009	2008	2007	2006	2005

Revenue	$4,271	$4,277	$3,943	$3,772	$3,583
Income from continuing operations(1)	694	500	121	160	27
Basic income from continuing operations per share	1.35	0.97	0.22	0.28	0.05
Diluted income from continuing operations per share	1.29	0.93	0.22	0.27	0.05
Dividends declared per common share	0.16	0.16	0.16	0.16	0.08

Balance Sheet and Other Data

	MARCH 31,
(IN MILLIONS)	2009	2008	2007	2006	2005

Cash provided by continuing operating activities	$1,212	$1,103	$1,068	$1,380	$1,527
Working capital surplus (deficit)	102	190	(51)	(462)	199
Working capital, excluding deferred revenue(2)	2,533	2,854	2,332	1,694	2,243
Total assets	11,252	11,756	11,517	11,118	11,726
Long-term debt (less current maturities)	1,287	2,221	2,572	1,813	1,810
Stockholders’ equity	4,344	3,709	3,654	4,718	5,034

(1)	In fiscal 2009, 2008 and 2007 we incurred after-tax charges of $64 million, $74 million and $124 million, respectively, for restructuring and other costs. In fiscal 2007, we also incurred after-tax charges of $6 million for write-offs of in-process research and development costs due to acquisitions.

In fiscal 2006, we incurred after-tax charges of $54 million for restructuring and other costs and an after-tax benefit of $5 million relating to the gain on the divestiture of assets that were contributed during the formation of Ingres Corp. We also incurred an after-tax charge of $18 million for write-offs of in-process research and development costs due to acquisitions.

In fiscal 2005, we incurred after-tax charges of $144 million related to shareholder litigation and government investigation settlements, a tax expense charge of $55 million related to the planned repatriation of $500 million in cash under the American Jobs Creation Act of 2004, and after-tax charges of $17 million for severance and other expenses in connection with a restructuring plan.

(2)	Deferred revenue includes all amounts billed or collected in advance of revenue recognition from all sources including subscription license agreements, maintenance, and professional services. It does not include unearned revenue on future installments not yet billed as of the respective balance sheet dates.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) is intended to provide an understanding of our financial condition, change in financial condition, cash flow, liquidity and results of operations. This MD&A should be read in conjunction with our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements appearing elsewhere in this Report. References in this MD&A to fiscal 2009, fiscal 2008, fiscal 2007 and fiscal 2006, etc. are to our fiscal years ended on March 31, 2009, 2008, 2007 and 2006, etc., respectively.

Business Overview
We are the world’s leading independent information technology (IT) management software company, helping organizations manage IT to become lean and more productive, which can help them better compete, innovate and grow. We develop and deliver software that makes it easier for organizations to manage IT throughout complex computing environments and to help them govern, manage and secure their entire IT operation — all of the people, information, processes, systems, networks, applications and databases from Web services to the mainframe, regardless of the hardware or software they are using.

We license our products worldwide, principally to large IT service providers, financial services companies, governmental agencies, retailers, manufacturers, educational institutions, and healthcare institutions. These customers typically maintain IT infrastructures that are both complex and central to their objectives for operational excellence.

We offer our software products and solutions directly to our customers through our direct sales force and indirectly through global systems integrators, managed service providers, technology partners, Enterprise IT Management (EITM) value-added resellers and distribution and volume partners.

CA’s Business Model
As described in greater detail in Part I, Item 1, “Business,” we license our software products directly to customers as well as through distributors, resellers and value-added resellers. We generate revenue from the following sources: license fees — licensing our products on a right-to-use basis; maintenance fees — providing customer technical support and product enhancements; and service fees — providing professional services such as product implementation, consulting and education. The timing and amount of fees recognized as revenue during a reporting period are determined in accordance with generally accepted accounting principles in the United States of America (GAAP). Revenue is reported net of applicable sales taxes.

Under our business model, we offer customers a wide range of licensing options, including the flexibility to license software under month-to-month licenses or to fix their costs by committing to longer-term agreements. Licenses sold for most of our software products permit customers to change their software product mix as their business and technology needs change and includes the right to receive software products in the future within defined product lines for no additional fee, commonly referred to as unspecified future software products. In such instances, we do not have vendor-specific objective evidence (VSOE) for the fair value of the undelivered elements, and we are therefore required under GAAP to recognize revenue from such license agreements evenly on a monthly basis (also known as ratably) over the license term.

A relatively small percentage of our revenue is recognized on a perpetual or up-front basis once all revenue recognition criteria are met in accordance with Statement of Position 97-2 “Software Revenue Recognition,” issued by the American Institute of Certified Public Accountants, as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” (SOP 97-2) (see “Critical Accounting Policies and Estimates” below for details). In such cases, these products are not sold with the right to receive unspecified future software products and VSOE exists for maintenance. We expect to continue to offer these types of licensing arrangements; therefore, the amount of revenue we expect to recognize on an up-front basis may increase to the extent that such license agreements are not executed within a short time frame of other agreements with the same customer or in contemplation of other license agreements with the same customer where the right exists to receive unspecified future software products.

Several contracts executed prior to October 2000 (the prior business model) remain in effect and have not yet been renewed under license arrangements that contain the right to receive unspecified future software products. Under those agreements, we did not offer our customers the right to receive unspecified future software products and we record the present value of the license agreement as revenue at the time the license agreement was signed. As these customer license agreements are renewed under our current licensing model, we expect to see an increase in revenue backlog related to these licenses, from which subscription revenue will be amortized in future periods. The favorable impact on subscription revenue from the conversion of contracts from our prior business model to our current business model is decreasing over time as the transition is completed and was not material for fiscal 2009 or 2008. The remaining balance of unbilled installment receivables that were previously recognized as revenue under our prior business model was $240 million and $342 million as of March 31, 2009 and March 31, 2008, respectively.

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

Performance Indicators
Management uses several quantitative and qualitative performance indicators to assess our financial results and condition. Each provides a measurement of the performance of our business model and how well we are executing our plan.

Our predominantly subscription-based business model is unique among our competitors in the software industry and it may be difficult to compare our results for many of our performance indicators with those of our competitors. The following is a summary of the principal quantitative and qualitative performance indicators that management uses to review performance:

YEAR ENDED MARCH 31,				PERCENT
(DOLLARS IN MILLIONS)	2009	2008	CHANGE	CHANGE

Total revenue	$4,271	$4,277	$(6)	—%
Subscription and maintenance revenue	$3,772	$3,762	$10	—%
Net income	$694	$500	$194	39%
Cash provided by operating activities	$1,212	$1,103	$109	10%
Total bookings	$5,245	$4,724	$521	11%
Subscription and maintenance bookings	$4,783	$4,110	$673	16%
Weighted average subscription and maintenance license agreement duration in years	3.61	2.98	0.63	21%
Annualized subscription and maintenance bookings	$1,325	$1,379	$(54)	(4)%

	AS OF	AS OF
	MARCH 31,	MARCH 31,		PERCENT
(DOLLARS IN MILLIONS)	2009	2008	CHANGE	CHANGE

Cash, cash equivalents and marketable securities[1]	$2,713	$2,796	$(83)	(3)%
Total debt	$1,937	$2,582	$(645)	(25)%
Total expected future cash collections from committed contracts[2]	$4,914	$4,362	$552	13%
Total revenue backlog[2]	$7,378	$6,858	$520	8%

1	At March 31, 2009 and March 31, 2008, marketable securities were less than $1 million.

2	Refer to the discussion in the “Liquidity and Capital Resources” section of this MD&A for additional information on expected future cash collections from committed contracts, billing backlog and revenue backlog.

Analyses of our performance indicators, including general trends, can be found in the “Results of Operations” and “Liquidity and Capital Resources” sections of this MD&A.

Subscription and Maintenance Revenue — Subscription and maintenance revenue is the amount of revenue recognized ratably during the reporting period from both: (i) subscription license agreements that were in effect during the period, generally including maintenance that is bundled with and not separately identifiable from software usage fees or product sales, and (ii) maintenance agreements associated with providing customer technical support and access to software fixes and upgrades that are separately identifiable from software usage fees or product sales. These amounts include the sale of products directly by us, as well as by distributors, resellers and value-added resellers to end-users, where the contracts incorporate the right for end-users to receive unspecified future software products and other contracts entered into in close proximity or contemplation of such agreements.

Total Bookings — Total bookings includes the incremental value of all subscription, maintenance and professional service contracts and software fees and other contracts entered into during the reporting period. Effective April 1, 2008, we changed our performance indicator for measuring our new business activity from new deferred subscription value to total bookings. In addition to what was previously included in new deferred subscription value, subscription and maintenance bookings now includes the value of maintenance contracts committed by customers in the current period that were separate from license subscription contracts, whereas new deferred subscription value excluded certain of these types of agreements. The bookings amounts disclosed in this MD&A include the effects of this change. The incremental value of subscription and maintenance agreements added was $252 million for the year ended March 31, 2008. Total bookings also includes the value of new professional services and software fees and other contracts that were not previously included in new deferred subscription value.

Subscription and Maintenance Bookings — Subscription and maintenance bookings is the aggregate incremental amount we expect to collect from our customers over the terms of the underlying subscription and maintenance agreements entered into during a reporting period. These amounts include the sale of products directly by us, as well as indirectly by distributors, resellers and value-added resellers to end-users, where the contracts incorporate the right for end-users to receive unspecified future software products, and other contracts without these rights entered into in close proximity or contemplation of such agreements. These amounts are expected to be recognized ratably as subscription and maintenance revenue over the applicable term of the agreement. Subscription and maintenance bookings excludes the value associated with certain perpetual based licenses, license-only indirect sales, and professional services arrangements.

The license and maintenance agreements that contribute to subscription and maintenance bookings represent binding payment commitments by customers over periods that range generally from three to five years, although in certain cases customer commitments can be for longer periods. The amount of new subscription and maintenance bookings recorded in a period is affected by the volume and value of contracts renewed during that period. Our subscription and maintenance bookings typically increase in each consecutive quarter during a fiscal year, with the first quarter being the least and the fourth quarter being the most. However, subscription and maintenance bookings may not always follow the pattern of increasing in consecutive quarters during a fiscal year, and the quarter to quarter differences in subscription and maintenance bookings may vary. Additionally, period-to-period changes in subscription and maintenance bookings do not necessarily correlate to changes in billings or cash receipts. The contribution to current period revenue from subscription and maintenance bookings from any single license or maintenance agreement is relatively small, since revenue is recognized ratably over the applicable term for these agreements.

Weighted Average Subscription and Maintenance License Agreement Duration in Years — The weighted average subscription and maintenance license agreement duration in years reflects the duration of all subscription and maintenance agreements executed during a period, weighted by the total contract value of each individual agreement. Effective April 1, 2008, our calculation of weighted average subscription and maintenance license agreement duration in years now includes all subscription and maintenance contracts from both direct and indirect channels, whereas the prior calculation reflected direct product subscription licenses only. This modification has also been reflected in the weighted average subscription and maintenance license agreement duration in years for fiscal 2008 for comparison purposes and resulted in a decrease of 0.24 years for fiscal 2008.

Annualized Subscription and Maintenance Bookings — Annualized subscription and maintenance bookings is an indicator that normalizes the bookings recorded in the current period to account for contract length. It is calculated by dividing the total value of all new subscription and maintenance license agreements entered into during a period by the weighted average subscription and license agreement duration in years of all such license and maintenance agreements recorded during the same period.

Total Revenue Backlog — Total revenue backlog represents the aggregate amount we expect to recognize as revenue in the future as either subscription and maintenance revenue, professional services revenue or software fees and other associated with contractually committed amounts billed or to be billed as of the balance sheet date. Total revenue backlog is composed of amounts recognized as liabilities in our Consolidated Balance Sheets as deferred revenue (billed or collected) as well as unearned amounts associated with balances yet to be billed under subscription and maintenance and software fees and other agreements. Amounts are classified as current or non-current depending on when they are expected to be earned and therefore recognized as revenue. The portion of the total revenue backlog that relates to subscription and maintenance agreements is recognized as revenue evenly on a monthly basis over the duration of the underlying agreements and is reported as subscription and maintenance revenue in our Consolidated Statements of Operations.

“Deferred revenue (billed or collected)” is comprised of: (i) amounts received from the customer in advance of revenue recognition, (ii) amounts billed but not collected for which revenue has not yet been earned, and (iii) amounts received in advance of revenue recognition from financial institutions where we have transferred our interest in committed installments (referred to as “Financing obligations” in the Notes to the Consolidated Financial Statements).

Results of Operations
The following table presents revenue and expense line items reported in our Consolidated Statements of Operations for fiscal 2009, 2008 and 2007 and the period-over-period dollar and percentage changes for those line items. Certain prior year balances have been reclassified to conform to the current period’s presentation. For additional information, see Note 1, “Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements.

				DOLLAR	PERCENT	DOLLAR	PERCENT
	YEAR ENDED MARCH 31			CHANGE	CHANGE	CHANGE	CHANGE
(DOLLARS IN MILLIONS)	2009	2008	2007	2009/2008	2009/2008	2008/2007	2008/2007

Revenue:
Subscription and maintenance revenue	$3,772	$3,762	$3,458	$10	—%	$304	9%
Professional services	358	383	351	(25)	(7)	32	9
Software fees and other	141	132	134	9	7	(2)	(1)

Total revenue	$4,271	$4,277	$3,943	$(6)	—%	$334	8%

Expenses:
Costs of licensing and maintenance	$298	$272	$250	$26	10%	$22	9%
Cost of professional services	307	368	333	(61)	(17)	35	11
Amortization of capitalized software costs	125	117	354	8	7	(237)	(67)
Selling and marketing	1,214	1,327	1,340	(113)	(9)	(13)	(1)
General and administrative	464	530	549	(66)	(12)	(19)	(3)
Product development and enhancements	486	526	557	(40)	(8)	(31)	(6)
Depreciation and amortization of other intangible assets	149	156	148	(7)	(4)	8	5
Other (gains) expenses, net	(1)	6	(13)	(7)	(117)	19	146
Restructuring and other	102	121	201	(19)	(16)	(80)	(40)
Charge for in-process research and development costs	—	—	10	—	—	(10)	(100)

Total expenses before interest and income taxes	3,144	3,423	3,729	(279)	(8)	(306)	(8)

Income from continuing operations before interest and income taxes	1,127	854	214	273	32	640	299
Interest expense, net	25	46	60	(21)	(46)	(14)	(23)

Income from continuing operations before income taxes	1,102	808	154	294	36	654	425
Income tax expense	408	308	33	100	32	275	833

Income from continuing operations	$694	$500	$121	$194	39%	$379	313%

Note — amounts may not add to their respective totals due to rounding.

The following table sets forth, for the fiscal years indicated, the percentage that the items in the accompanying Consolidated Statements of Operations bear to total revenue.

	PERCENTAGE OF TOTAL
	REVENUE FOR THE
	YEAR ENDED MARCH 31,
	2009	2008	2007

Revenue:
Subscription and maintenance revenue	88%	88%	88%
Professional services	8	9	9
Software fees and other	4	3	3

Total revenue	100%	100%	100%
Expenses:
Costs of licensing and maintenance	7%	6%	6%
Cost of professional services	7	9	8
Amortization of capitalized software costs	3	3	9
Selling and marketing	28	31	34
General and administrative	11	12	14
Product development and enhancements	11	12	14
Depreciation and amortization of other intangible assets	3	4	4
Other (gains) expenses, net	—	—	—
Restructuring and other	2	3	5
Charge for in-process research and development costs	—	—	—

Total expenses before interest and taxes	74	80	95

Income from continuing operations before interest and income taxes	26	20	5
Interest expense, net	1	1	2

Income from continuing operations before income taxes	26	19	4
Income tax expense	10	7	1

Income from continuing operations	16%	12%	3%

Note — amounts may not add to their respective totals due to rounding.

Revenue
Total revenue was unfavorably affected by foreign exchange of $35 million for fiscal 2009 compared with fiscal 2008 and favorably affected by $165 million for fiscal 2008 compared with fiscal 2007.

Subscription and Maintenance Revenue
Subscription and maintenance revenue increased slightly for fiscal 2009 compared with fiscal 2008 primarily due to an increase in the annual value of existing customer contracts, partially offset by unfavorable foreign exchange variance of $32 million.

Subscription and maintenance revenue increased for fiscal 2008 compared with fiscal 2007 also predominantly due to an increase in the annual value of existing customer contracts, plus a $144 million favorable variance from foreign exchange.

Subscription and Maintenance Bookings
For fiscal 2009 and 2008, we added subscription and maintenance bookings of $4,783 million and $4,110 million, respectively. Subscription and maintenance bookings for fiscal 2009 were favorably affected by an increase in U.S. renewal bookings compared with the prior year period primarily due to the size and duration of the contracts that were renewed in fiscal 2009, partially offset by an unfavorable variance due to foreign exchange. During fiscal 2009, we renewed a total of 68 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $2,471 million. During fiscal 2008, we renewed a total of 61 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $1,396 million. The increase in the dollar value of the agreements in excess of $10 million was primarily attributable to the execution of several large contract extensions with terms of approximately five years in the second quarter, two of which had a combined contract value of approximately $550 million. For fiscal 2009, annualized subscription and maintenance bookings decreased $54 million from the prior year period to $1,325 million. The weighted average subscription and maintenance license agreement duration in years increased to 3.61 for fiscal 2009 compared with 2.98 for fiscal 2008 due to an increase in the number and dollar values of contracts executed with contract terms longer than historical averages. Although each contract is subject to terms negotiated by the respective parties, management does not currently expect the duration of contracts to increase materially beyond historical levels.

For fiscal 2008 and 2007, we added subscription and maintenance bookings of $4,110 million and $3,610 million, respectively. Bookings for fiscal 2008 were favorably affected by growth in sales of new products and services, continued improvement in the management of contract renewals, and an increase in the number and dollar amounts of large contracts during the fiscal year. During fiscal 2008, we renewed a total of 61 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $1,396 million. During fiscal 2007, we renewed 42 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $1,142 million. For fiscal 2008, annualized subscription and maintenance bookings increased $151 million from the prior year period to $1,379 million.

Professional Services
Professional services revenue primarily includes product implementation, customer training and customer education. The revenue decrease for fiscal 2009 compared with fiscal 2008 was primarily due to our concerted efforts to reduce the number of low margin service contracts in all regions, revenue decreases from customer delays in signing professional service contracts due to the difficult economic environment and revenue decreases in the APJ region, which was due to our decision to stop providing professional services in certain markets in conjunction with our change in that region from a direct to an indirect sales model.

The increase in professional services revenue for fiscal 2008 compared with fiscal 2007 was driven primarily by growth in the volume of Project and Portfolio Management, Identity and Access Management and Service Management implementation projects in fiscal 2008.

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

For fiscal 2009, software fees and other revenue increased from fiscal 2008 primarily due to an $11 million increase in our indirect business revenue and $5 million due to the license agreement we entered into with Rocket Software, Inc. (Rocket). These increases were partially offset by lower financing fees and other revenues. Refer to Note 8 “Commitments and Contingencies” for additional information relating to the Rocket agreement.

For fiscal 2008, software fees and other revenue slightly decreased compared with fiscal 2007 due to lower financing fee revenue due to the decrease in the remaining number of contracts from the prior business model with extended payment terms, which was partially offset by revenue increases in our indirect business.

Total Revenue by Geography
The following table presents the amount of revenue earned from sales to unaffiliated customers in the United States and international regions and corresponding percentage changes for fiscal 2009, 2008 and 2007.

	FISCAL 2009 COMPARED WITH FISCAL 2008					FISCAL 2008 COMPARED WITH FISCAL 2007
(DOLLARS IN MILLIONS)	2009	% of Total	2008	% of Total	% Change	2008	% of Total	2007	% of Total	% Change
United States	$2,291	54%	$2,217	52%	3%	$2,217	52%	$2,131	54%	4%
International	1,980	46%	2,060	48%	(4)%	2,060	48%	1,812	46%	14%

	$4,271	100%	$4,277	100%	—%	$4,277	100%	$3,943	100%	8%

U.S. revenue increased in fiscal 2009 compared with fiscal 2008 primarily due to growth from higher subscription revenue resulting from subscription agreements executed in prior periods. International revenue decreased in fiscal 2009 compared with fiscal 2008 partially due to the unfavorable impacts from foreign exchange of $35 million as well as a $37 million revenue decrease in the APJ region, which was mostly due to our decision to stop providing professional services in certain markets in conjunction with our change in that region from a direct to indirect sales model.

U.S. revenue increased in fiscal 2008 compared with fiscal 2007 primarily due to growth from higher subscription revenue resulting from subscription agreements executed in prior periods. International revenue increased in fiscal 2008 compared with fiscal 2007 principally due to the favorable impacts from foreign exchange of $165 million as well as higher subscription revenue associated with an increase in deferred subscription value from contracts executed in prior periods, particularly in Europe.

Price changes do not have a material impact on revenue in a given period as a result of our ratable subscription model.

Expenses
Effective with the filing of the first quarter fiscal 2009 Quarterly Report on Form 10-Q, we refined the classification of certain costs reported on our Consolidated Statement of Operations to better reflect the allocation of various expenses and to better align our reported financial statements with our internal view of our business performance. This refinement increased the amounts reported for fiscal 2008 in the costs of licensing and maintenance, cost of professional services, selling and marketing, and product development and enhancements line items by $5 million, $18 million, $69 million and $10 million, respectively, and decreased the amount reported in general and administrative by $102 million. This refinement increased the amounts reported for fiscal 2007 in the costs of licensing and maintenance, cost of professional services, selling and marketing, and product development and enhancements line items by $6 million, $7 million, $71 million and $13 million, respectively, and decreased the amount reported in general and administrative by $97 million. Total expenses before income taxes and net income were not affected by these reclassifications.

The overall declines in operating expenses for fiscal 2009 compared with fiscal 2008 and for fiscal 2008 compared with fiscal 2007 were primarily due to improved cost management and increased operating efficiencies, including personnel and other savings realized from the fiscal 2007 cost reduction and restructuring plan (fiscal 2007 restructuring plan). In addition there was a favorable impact from foreign exchange of $35 million for fiscal 2009 compared with fiscal 2008 and an unfavorable impact from foreign exchange of $111 million for fiscal 2008 compared with fiscal 2007.

Costs of Licensing and Maintenance
Costs of licensing and maintenance include technical support, royalties, and other manufacturing and distribution costs. The increase in costs of licensing and maintenance for fiscal 2009 compared with fiscal 2008 was primarily due to the strategic partnership agreement that we signed with an outside third party relating to our Internet Security business during the fourth quarter of fiscal 2008, under which fees are paid based on sales volumes. Prior to this strategic partnership, the development costs relating to this business were included in product development and enhancements. These increases in costs of licensing and maintenance were partially offset by decreases in product support expenses.

The increases in costs of licensing and maintenance for fiscal 2008 compared with fiscal 2007 was primarily due to increased technical support costs for enhanced support agreements we sell to our customers.

Cost of Professional Services
Cost of professional services consists primarily of our personnel-related costs associated with providing professional services and training to customers. The decrease in cost of professional services for fiscal 2009 compared with fiscal 2008 was primarily due to a reduced use of external consultants, reduced personnel costs and our effort to reduce the number of low margin service contracts which resulted in cost reductions due to lower sales volume and margin improvements. As a result of the decreased costs of professional services, the margins on professional services revenue improved to 14% for fiscal 2009 compared with 4% for fiscal 2008.

For fiscal 2008, cost of professional services increased compared with fiscal 2007 primarily due to the growth in professional services provided. Fiscal 2008 margins on professional services revenue were 4%, which represented a slight decrease from fiscal 2007.

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

The slight increase in amortization of capitalized software costs in fiscal 2009 from fiscal 2008 was principally due to the amount of projects that have reached technological feasibility and were capitalized during fiscal 2009 and fiscal 2008.

The decline in amortization of capitalized software costs from fiscal 2007 to fiscal 2008 was principally due to the full amortization of certain capitalized software costs related to prior acquisitions.

Selling and Marketing
Selling and marketing expenses include the costs relating to our sales force, costs relating to our channel partners, corporate and business marketing costs and our customer training programs. Including a $15 million decrease due to foreign exchange, the decline in selling and marketing expenses for fiscal 2009 compared with fiscal 2008 was primarily due to decreases in personnel costs of $48 million, promotion expenses of $26 million, office and IT costs of $14 million and external consulting costs of $11 million. Including a $53 million increase due to foreign exchange, the decline in selling and marketing expenses for fiscal 2008 compared with fiscal 2007 was primarily due to reduced personnel and office costs of $11 million, mostly due to savings realized in connection with the fiscal 2007 restructuring plan partially offset by higher sales commissions that resulted from an increase in the aggregate value of contracts executed during the year. For additional information regarding the fiscal 2007 restructuring plan, refer to Note 3, “Restructuring and Other,” in the Notes to the Consolidated Financial Statements.

General and Administrative
General and administrative expenses include the costs of corporate and support functions, including our executive leadership and administration groups, finance, legal, human resources, corporate communications and other costs, such as provisions for doubtful accounts. Including a $4 million decrease due to foreign exchange, general and administrative costs decreased in fiscal 2009 compared with fiscal 2008 primarily due to lower office and IT costs of $28 million, lower personnel-related expenses of $16 million, lower external consulting costs of $18 million and a reduction in bad debt expenses of $9 million, partially offset by a $12 million reduction in general and administrative expenses we recorded in fiscal 2008 due to obligations from prior period acquisitions that were settled for amounts less than originally estimated that did not recur in fiscal 2009 (refer to Note 2, “Acquisitions and Divestitures,” in the Notes to the Consolidated Financial Statements for additional information).

Including a $3 million increase due to foreign exchange, general and administrative costs decreased in fiscal 2008 compared with fiscal 2007 primarily due to lower personnel-related expenses and consulting costs of $42 million. In fiscal 2008, we increased our provision for doubtful accounts by $19 million, compared with fiscal 2007. In fiscal 2008, we recorded a $12 million expense reduction due to obligations from prior period acquisitions that were settled for amounts less than originally estimated (refer to Note 2, “Acquisitions and Divestitures,” in the Notes to the Consolidated Financial Statements for additional information).

Product Development and Enhancements
For fiscal 2009, fiscal 2008 and fiscal 2007, product development and enhancements expenses represented approximately 11%, 12% and 14% of total revenue, respectively. Expenses declined during fiscal 2009 as compared with fiscal 2008 primarily due to the strategic partnership agreement signed relating to the development of products associated with our Internet Security business and increased capitalization of internally developed software, partially offset by higher personnel costs. The year-over-year decline in product development and enhancements in fiscal 2008 compared with fiscal 2007 was principally due to a continued focus on transferring development to lower cost regions and savings realized from restructuring activities.

Depreciation and Amortization of Other Intangible Assets
The decrease in depreciation and amortization of other intangible assets for fiscal 2009 compared with fiscal 2008 was primarily due to decreased amortization costs of intangible assets relating to prior period acquisitions.

The increase in depreciation and amortization of other intangible assets for fiscal 2008 as compared with fiscal 2007 was primarily due to the amortization of intangibles recognized in conjunction with prior year acquisitions and costs capitalized in connection with our continued investment in our enterprise resource planning system.

Other (Gains) Expenses, Net
Gains and losses attributable to divestitures of certain assets, certain foreign currency exchange rate fluctuations, and certain other infrequent events have been included in the “Other (gains) expenses, net” line item in the Consolidated Statements of Operations. The components of “Other (gains) expenses, net” are as follows:

	YEAR ENDED MARCH 31,
(IN MILLIONS)	2009	2008	2007
(Gains) expenses attributable to divestitures of certain assets and other items	$(5)	$1	$(17)
Fluctuations in foreign currency exchange rates	(11)	(28)	—
Expenses attributable to litigation claims and settlements	15	33	4

Total	$(1)	$6	$(13)

In fiscal 2009, we recorded net foreign exchange gains of $11 million. The foreign exchange amounts recorded in fiscal 2009 included net gains of $77 million associated with derivative foreign exchange contracts, which we use to mitigate our operating risks and exposures to foreign currency exchange rates. These gains were mostly offset by foreign exchange losses from other operating activities due to the strengthening of the U.S. dollar against other currencies in which we conduct our operations. During the third quarter of fiscal 2009, we recognized a gain of $5 million associated with our repurchase of $148 million principal amount of our 4.750% Senior Notes due 2009. For additional information, refer to Note 1, “Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements.

For fiscal 2008, we incurred expenses associated with litigation claims of $33 million. Included in the expenses for litigation claims was a charge of $14 million representing the present value of the obligation to pay additional amounts in connection with a settlement agreement on our Senior Notes due in 2014 (refer to the discussion of the Fiscal 2005 Senior Notes in the “Liquidity and Capital Resources” section of this MD&A for additional information).

Restructuring and Other
In August 2006, we announced the fiscal 2007 restructuring plan to significantly improve our expense structure and increase our competitiveness. The objectives of the fiscal 2007 restructuring plan included a workforce reduction, global facilities consolidations and other cost reduction initiatives. The total cost of the fiscal 2007 restructuring plan was initially expected to be $200 million.

In April 2008, the objectives of the plan were expanded to include additional workforce reductions, global facilities consolidations and other cost reduction initiatives with expected additional costs of $75 million to $100 million, bringing the total pre-tax restructuring charges for the fiscal 2007 restructuring plan to $275 million to $300 million.

On March 31, 2009, our Board of Directors approved additional cost reduction and restructuring actions relating to the fiscal 2007 restructuring plan. The objectives were expanded to now include (1) an additional workforce reduction of 300 to bring the total to 3,100 positions since the inception of the fiscal 2007 restructuring plan, (2) additional global facilities consolidations and (3) additional other cost reduction initiatives. These additional charges of $45 million bring the total expected pre-tax restructuring charges for the fiscal 2007 restructuring plan to $345 million, $340 million of which was incurred by the end of fiscal 2009. Refer to Note 3, “Restructuring and Other” in the Notes to the Consolidated Financial Statements for additional information.

For fiscal 2009 and 2008, we incurred expenses of $96 million and $97 million, respectively, primarily related to severance and lease abandonment and termination costs under the fiscal 2007 restructuring plan, of which $116 million remains unpaid as of March 31, 2009. The severance portion of the remaining liability balance is included in “Salaries, wages and commissions” line on the Consolidated Balance Sheets. The facilities abandonment portion of the remaining liability balance is included in “Accrued expenses and other current liabilities” and “Other noncurrent liabilities” lines on the Consolidated Balance Sheets. Final payment of these amounts is dependent upon settlement with the works councils in certain international locations and our ability to negotiate lease terminations.

During fiscal 2008, we incurred $12 million in legal fees in connection with matters under review by the Special Litigation Committee, composed of independent members of the Board of Directors (refer to Note 8, “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements for additional information). During fiscal 2009 and fiscal 2008, we recorded impairment charges of $5 million and $6 million, respectively, for software that was capitalized for internal use but was determined to be impaired. In the first quarter of fiscal 2008, we incurred $4 million expense related to a loss on the sale of an investment in marketable securities associated with the closure of an international location.

Charge for In-Process Research and Development Costs
For fiscal 2007, the charge for in-process research and development costs of $10 million was associated with the acquisition of XOsoft, Inc.

Interest Expense, Net
The decrease in interest expense, net, for fiscal 2009 compared with fiscal 2008 was primarily due to decreased interest expenses as a result of the repayment of the $350 million 6.500% Senior Notes due April 2008 (the fiscal 1999 Senior Notes) and partial repurchase of our 4.750% Senior Notes due December 2009.

The decrease in interest expense, net, for fiscal 2008 compared with fiscal 2007 was primarily due to an increase in interest earned on higher average cash balances during the year.

Refer to the “Liquidity and Capital Resources” section of this MD&A and Note 7, “Debt,” in the Notes to the Consolidated Financial Statements, for additional information.

Income Taxes
Our effective tax rate from continuing operations was approximately 37%, 38%, and 21%, for fiscal years 2009, 2008 and 2007, respectively. Refer to Note 9, “Income Taxes,” in the Notes to the Consolidated Financial Statements for additional information.

The income tax provision recorded for fiscal 2009 includes a net charge of $22 million, which is primarily attributable to adjustments to uncertain tax positions (including certain refinements of amounts ascribed to tax positions taken in prior periods), partially offset by the reinstatement of the U.S. Research and Development Tax Credit and the settlement of a U.S. federal income tax audit for the fiscal years 2001 through 2004. As a result of this settlement, during the first quarter of fiscal year 2009, we recognized a tax benefit of $11 million and a reduction of goodwill by $10 million.

The income tax provision recorded for fiscal 2008 included charges of $26 million associated with certain corporate income tax rate reductions enacted in various non-US tax jurisdictions (with corresponding impacts on our net deferred tax assets). As enacted income tax rates decline, the future value of the deferred tax assets declines, giving rise to a charge through the corporate income tax provision in the current period. Accordingly, deferred tax assets were adjusted to reflect the enacted rates in effect when the temporary items are expected to reverse.

The income tax provision for fiscal 2007 included benefits of $23 million, primarily arising from the resolution of certain international and U.S. federal tax liabilities.

No provision has been made for U.S. federal income taxes on the remaining balance of the unremitted earnings of our foreign subsidiaries since we plan to permanently reinvest all such earnings outside the U.S. Unremitted earnings totaled $1,349 million and $1,110 million as of March 31, 2009 and 2008, respectively. It is not practicable to determine the amount of the tax associated with such unremitted earnings.

Refer to Note 9, “Income Taxes” for additional information.

Selected Quarterly Information

	FISCAL 2009 QUARTER ENDED
(IN MILLIONS, EXCEPT PER SHARE AND PERCENTAGE AMOUNTS)	JUNE 30	SEPT. 30	DEC. 31	MAR. 31	TOTAL

Revenue	$1,087	$1,107	$1,042	$1,035	$4,271
Percentage of annual revenue	26%	26%	24%	24%	100%
Net income(1)	$200	$209	$213	$72	$694
Basic income per share	$0.39	$0.41	$0.41	$0.14	$1.35
Diluted income per share	$0.37	$0.39	$0.40	$0.13	$1.29

	FISCAL 2008 QUARTER ENDED
(IN MILLIONS, EXCEPT PER SHARE AND PERCENTAGE AMOUNTS)	JUNE 30	SEPT. 30	DEC. 31	MAR. 31	TOTAL

Revenue	$1,025	$1,067	$1,100	$1,085	$4,277
Percentage of annual revenue	24%	25%	26%	25%	100%
Net income(2)	$129	$137	$163	$71	$500
Basic income per share	$0.25	$0.27	$0.32	$0.14	$0.97
Diluted income per share	$0.24	$0.26	$0.31	$0.13	$0.93

1	Includes after-tax charges of $1 million, $1 million, $0 million and $58 million for severance and other expenses in connection with a restructuring plan for the quarters ended June 30, September 30, December 31, and March 31, respectively. Refer to “Restructuring and Other” within the Results of Operations section of this MD&A for additional information. Also includes a net charge of $16 million from certain tax items and $25 million ascribed to refinements of tax positions taken in prior periods, recorded during the quarter ended March 31, 2009.

2	Includes after-tax charges of $4 million, $7 million, $7 million and $43 million for severance and other expenses in connection with a restructuring plan for the quarters ended June 30, September 30, December 31, and March 31, respectively. Refer to “Restructuring and Other” within the Results of Operations section of this MD&A for additional information.

Liquidity and Capital Resources
Our cash balances, including cash equivalents and marketable securities, are held in numerous locations throughout the world, with 50% residing outside the United States at March 31, 2009. Cash and cash equivalents totaled $2,712 million as of March 31, 2009, representing a decrease of $83 million from the March 31, 2008 balance of $2,795 million, primarily due to the repayment of the $350 million principal amount of our 6.500% Senior Notes due April 2008 that was due and payable during the first quarter of fiscal 2009 and the partial repurchase of $324 million principal amount of our 4.750% Senior Notes due December 2009 during the second half of fiscal 2009 (refer to Debt Arrangements below for additional information). As of March 31, 2009 compared with March 31, 2008, cash and cash equivalents decreased $252 million due to the unfavorable translation effect that foreign currency exchange rates had on cash held outside the United States in currencies other than the U.S. dollar.

On October 29, 2008, our Board of Directors approved a stock repurchase program that authorizes us to acquire up to $250 million of our common stock. During the third quarter of fiscal 2009, we paid $4 million to repurchase 0.3 million of our common shares at an average price of $15.84. As of March 31, 2009, we remain authorized to purchase an aggregate amount of up to $246 million of additional shares of common stock under our existing stock repurchase program. We will fund the program with available cash on hand and may repurchase shares on the open market from time to time based on market conditions and other factors.

Sources and Uses of Cash
Cash generated by operating activities, which represents our primary source of liquidity, increased $109 million in fiscal 2009 to $1,212 million from $1,103 million in fiscal 2008. For fiscal 2009, accounts receivable decreased by $199 million, compared with a decline in the comparable prior year period of $111 million. For fiscal 2009, accounts payable, accrued expenses and other liabilities decreased $99 million compared with a decrease in the comparable prior year period of $95 million.

Under our subscription and maintenance agreements, customers generally make installment payments over the term of the agreement, often with one payment due at contract execution, for the right to use our software products and receive product support, software fixes and new products when available. The timing and actual amounts of cash received from committed customer installment payments under any specific agreement can be affected by several factors, including the time value of money and the customer’s credit rating. Often, the amount received is the result of direct negotiations with the customer when establishing pricing and payment terms. In certain instances, the customer negotiates a price for a single installment payment and seeks its own internal or external financing sources. In other instances, we may assist the customer by arranging financing on their behalf through a third party financial institution. Alternatively, we may decide to transfer our rights to the future committed installment payments due under the license agreement to a third party financial institution in exchange for a cash payment. Once transferred, the future committed installments are payable by the customer to the third party financial institution. Whether the future committed installments have been financed directly by the customer with our assistance or by the transfer of our rights to future committed installments to a third party, such financing agreements may contain limited recourse provisions with respect to our continued performance under the license agreements. Based on our historical experience, we believe that any liability that we may incur as a result of these limited recourse provisions will be immaterial.

Amounts billed or collected as a result of a single installment for the entire contract value, or a substantial portion of the contract value, rather than being invoiced and collected over the life of the license agreement are reflected in the liability section of the Consolidated Balance Sheets as “Deferred revenue (billed or collected).” Amounts received from either the customer or a third-party financial institution in the current period that are attributable to later years of a license agreement have a positive impact on billings and cash provided by operating activities. Accordingly, to the extent such collections are attributable to the later years of a license agreement, billings and cash provided by operating activities during the license’s later years will be lower than if the payments were received over the license term. We are unable to predict with certainty the amount of cash to be collected from single installments for the entire contract value, or a substantial portion of the contract value, under new or renewed license agreements to be executed in future periods.

For fiscal 2009, gross receipts related to single installments for the entire contract value, or a substantial portion of the contract value, were $526 million, compared with $641 million in fiscal 2008. These amounts include transactions financed through third parties of $98 million and $257 million for fiscal 2009 and fiscal 2008, respectively.

In any fiscal year, cash provided by continuing operating activities typically increases in each consecutive quarter throughout the fiscal year in accordance with our bookings cycle, with the fourth quarter being the highest and the first quarter being the lowest. The timing of net cash provided by operating activities during the fiscal year is also affected by many other factors, including the timing of any customer financing or transfer of our interest in such contractual installments and the level and timing of expenditures.

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

Our estimate of the fair value of net installment accounts receivable recorded under the prior business model approximates carrying value. Amounts due from customers under our current business model are offset by deferred revenue related to these license agreements, leaving no or minimal net carrying value for such amounts. The fair value of such amounts may exceed, equal, or be less than this carrying value but cannot be practically assessed since there is no existing market for a pool of customer receivables with contractual commitments similar to those owned by us. The actual fair value may not be known until these amounts are sold, securitized or collected. Although these customer license agreements commit the customer to payment under a fixed schedule, to the extent amounts are not yet due and payable by the customer, the agreements are considered executory in nature due to our ongoing commitment to provide maintenance and unspecified future software products as part of the agreement terms.

We can estimate the total amounts to be billed from committed contracts, referred to as our billings backlog, and the total amount to be recognized as revenue from committed contracts, referred to as our revenue backlog. The aggregate amounts of our billings backlog and trade and installment receivables already reflected on our Consolidated Balance Sheets represent the amounts we expect to collect in the future from committed contracts.

	MARCH 31,	MARCH 31,
(IN MILLIONS)	2009	2008

Billings Backlog:
Amounts to be billed — current	$1,719	$1,716
Amounts to be billed — noncurrent	2,228	1,442

Total billings backlog	$3,947	$3,158

Revenue Backlog:
Revenue to be recognized within the next 12 months — current	$3,295	$3,478
Revenue to be recognized beyond the next 12 months — noncurrent	4,083	3,380

Total revenue backlog	$7,378	$6,858

Deferred revenue (billed or collected)	$3,431	$3,700
Total billings backlog	3,947	3,158

Total revenue backlog	$7,378	$6,858

Note: Revenue Backlog includes deferred subscription, maintenance and professional services revenue

We can also estimate the total cash to be collected in the future from committed contracts, referred to as our “Expected future cash collections” by adding the total billings backlog to the current and noncurrent Trade and Installment Accounts Receivable from our balance sheet.

	March 31,	March 31,
(IN MILLIONS)	2009	2008

Expected future cash collections:
Total billings backlog	$3,947	$3,158
Trade and installment accounts receivable — current, net	839	970
Installment accounts receivable — noncurrent, net	128	234

Total expected future cash collections	$4,914	$4,362

The increases in our revenue and billings backlogs as well as our expected future cash collections were driven by increased bookings value and the increased duration associated with those bookings. Revenue to be recognized in the next 12 months decreased 5% at March 31, 2009 as compared with March 31, 2008 mostly due to the negative effect of foreign exchange. Excluding the effect of foreign exchange, revenue to be recognized in the next 12 months increased by 3% at March 31, 2009 as compared with March 31, 2008. In any fiscal year, cash provided by operating activities has typically increased in each consecutive quarter throughout the fiscal year, with the fourth quarter being the highest and the first quarter being the lowest. The timing of cash provided by operating activities during the fiscal year is affected by many factors, including the timing of new or renewed contracts and the associated billings, as well as the timing of any customer financing or transfer of our interests in contractual installments. Other factors that influence the levels of cash generated throughout the quarter can include the level and timing of expenditures.

Unbilled amounts under our business model are mostly collectible over one to five years. As of March 31, 2009, on a cumulative basis, 44%, 72%, 86%, 96%, and 100% of amounts due from customers recorded under our business model come due within fiscal 2010 through 2014, respectively.

Remaining unbilled amounts under the prior business model are collectible over one to three years. As of March 31, 2009, on a cumulative basis, 45%, 81% and 100% of amounts due from customers recorded under the prior business model come due within fiscal 2010 through 2012, respectively.

Cash Generated by Operating Activities

	YEAR ENDED MARCH 31,			$ CHANGE	$ CHANGE
(IN MILLIONS)	2009	2008	2007	2009/2008	2008/2007

Cash collections from billings(1)	$4,735	$4,960	$4,860	$(225)	$100
Vendor disbursements and payroll(1)	(3,112)	(3,324)	(3,400)	212	76
Income tax payments	(351)	(374)	(296)	23	(78)
Other disbursements, net(2)	(60)	(159)	(96)	99	(63)

Cash generated by operating activities	$1,212	$1,103	$1,068	$109	$35

1	Amounts include VAT and sales taxes.

2	Amounts include interest, restructuring and miscellaneous receipts and disbursements.

Fiscal 2009 Compared with Fiscal 2008
Operating Activities:
Cash generated by continuing operating activities for fiscal 2009 was $1,212 million, representing an increase of $109 million compared with fiscal 2008. The increase was primarily due to a reduction of $212 million in vendor disbursements and payroll due to increased operating efficiencies and $78 million received from settlements of derivative contracts primarily resulting from the strengthening of the U.S. dollar against the euro. The amounts received from the settlements of derivative contracts were mostly offset by the reduced value in dollars of net cash received due to foreign exchange movements. These increases were partially offset by a $225 million decrease in cash collections from billings, mostly due to a $115 million decrease in single installment payments.

Investing Activities:
Cash used in investing activities for fiscal 2009 was $284 million compared with $219 million for fiscal 2008. Increases in cash paid for acquisitions, net of cash acquired, and capitalized software development costs of $49 million and $17 million, respectively, were partially offset by reduced purchases of property and equipment of $34 million and a $27 million reduction due to proceeds from a sale-leaseback transaction that were realized in fiscal 2008 that did not recur in fiscal 2009.

Financing Activities:
Cash used in financing activities for fiscal 2009 was $759 million compared with $572 million in fiscal 2008. The increase in cash used in financing activities was primarily due to the partial repayment of $324 million principal amount of our 4.750% Senior Notes due 2009 during the second half of fiscal 2009. In addition, during the first quarter of fiscal 2009, we repaid the $350 million 6.500% Senior Notes that was due and payable at that time. Refer to “Debt Arrangements” below for additional information concerning our outstanding debt balances at March 31, 2009. Partially offsetting the debt repayments in fiscal 2009 was a decrease in common stock repurchases. During fiscal 2009, we repurchased $4 million of our own common stock, compared with $500 million in fiscal 2008.

Fiscal 2008 Compared with Fiscal 2007
Operating Activities:
Cash generated by continuing operating activities for fiscal 2008 was $1,103 million, representing an increase of $35 million compared with fiscal 2007. The increase was driven primarily by higher collections of $100 million, including an increase of $64 million from single installment receipts, and lower disbursements to vendors and lower payroll related disbursements of $76 million. These amounts were partly offset by higher cash payments for income taxes and interest payments.

Investing Activities:
Cash used in investing activities for fiscal 2008 was $219 million compared with $202 million for fiscal 2007. Cash paid for acquisitions, net of cash acquired, was $27 million for fiscal 2008 compared with $212 million for fiscal 2007. Proceeds from the sale of assets were $46 million for fiscal 2008, compared with $223 million in fiscal 2007, which included proceeds on the sale-leaseback of our corporate headquarters in Islandia, New York of $201 million. In fiscal 2008, we had net purchases of marketable securities of $3 million compared with proceeds from sales of marketable securities in fiscal 2007 of $44 million.

Financing Activities:
Cash used in financing activities for fiscal 2008 was $572 million compared with $515 million in fiscal 2007. During fiscal 2008, we repurchased $500 million of our own common stock, compared with $1,216 million in fiscal 2007. Partially offsetting the share repurchases in fiscal 2007 was an increase in borrowings of $750 million under our 2004 Revolving Credit Facility. In the second quarter of fiscal 2008, we repaid our 2004 Revolving Credit Facility with proceeds from our 2008 Revolving Credit Facility. During fiscal 2008, we paid dividends of $82 million, compared with $88 million in fiscal 2007.

As of March 31, 2009 and 2008, our debt arrangements consisted of the following:

	MARCH 31, 2009		MARCH 31, 2008
	MAXIMUM	OUTSTANDING	MAXIMUM	OUTSTANDING
(IN MILLIONS)	AVAILABLE	BALANCE	AVAILABLE	BALANCE

Debt Arrangements:
2008 Revolving Credit Facility (expires August 2012)	$1,000	$750	$1,000	$750
6.500% Senior Notes due April 2008	—	—	—	350
1.625% Convertible Senior Notes due December 2009	—	460	—	460
4.750% Senior Notes due December 2009	—	176	—	500
6.125% Senior Notes due December 2014	—	500	—	500
International line of credit	25	—	25	—
Capital lease obligations and other	—	51	—	22

Total		$1,937		$2,582

As of March 31, 2009, we had $1,937 million in debt and $2,713 million in cash, cash equivalents and marketable securities. Our net cash surplus position, cash in excess of debt, was $776 million.

Additionally, we reported restricted cash balances of $56 million and $62 million as of March 31, 2009 and 2008, respectively, which were included in the “Other noncurrent assets, net” line item.

2008 Revolving Credit Facility
In August 2007, we entered into the 2008 Revolving Credit Facility. The maximum committed amount available under the 2008 Revolving Credit Facility is $1 billion, exclusive of incremental credit increases of up to an additional $500 million, which are available subject to certain conditions and the agreement of our lenders. The 2008 Revolving Credit Facility replaces the prior $1 billion 2004 Revolving Credit Facility, which was due to expire on December 2, 2008. The 2004 Revolving Credit Facility was terminated effective August 29, 2007, at which time outstanding borrowings of $750 million were repaid and simultaneously re-borrowed under the 2008 Revolving Credit Facility. The 2008 Revolving Credit Facility expires on August 29, 2012. As of March 31, 2009 and 2008, $750 million was drawn down under the 2008 Revolving Credit Facility.

Borrowings under the 2008 Revolving Credit Facility bear interest at a rate dependent on our credit ratings at the time of such borrowings and are calculated according to a base rate or a Eurocurrency rate, as the case may be, plus an applicable margin and utilization fee. The applicable margin for a base rate borrowing is 0% and, depending on our credit rating, the applicable margin for a Eurocurrency borrowing ranges from 0.27% to 0.875%. Also, depending on our credit rating at the time of the borrowing, the utilization fee can range from 0.1% to 0.25% for borrowings over 50% of the total commitment. At our credit ratings as of March 31, 2009, the applicable margin was 0% for a base rate borrowing and 0.425% for a Eurocurrency borrowing, and the utilization fee was 0.1%. As of March 31, 2009, the weighted average interest rate on our outstanding borrowings was 1.95%. In addition, we must pay facility commitment fees quarterly at rates dependent on our credit ratings. The facility commitment fees can range from 0.08% to 0.375% of the final allocated amount of each Lender’s full revolving credit commitment (without taking into account any outstanding borrowings under such commitments). Based on our credit ratings as of March 31, 2009, the facility commitment fee was 0.125% of the $1 billion committed amount.

The 2008 Revolving Credit Facility contains customary covenants for transactions of this type, including two financial covenants: (i) for the 12 months ending each quarter-end, the ratio of consolidated debt for borrowed money to consolidated cash flow, each as defined in the 2008 Revolving Credit Facility, must not exceed 4.00 to 1.00; and (ii) for the 12 months ending each quarter-end, the ratio of consolidated cash flow to the sum of interest payable on, and amortization of debt discount in respect of, all consolidated debt for borrowed money, as defined in the 2008 Revolving Credit Facility, must not be less than 5.00 to 1.00. In addition, as a condition precedent to each borrowing made under the 2008 Revolving Credit Facility, as of the date of such borrowing, (i) no event of default shall have occurred and be continuing and (ii) we are to reaffirm that the representations and warranties made by us in the 2008 Revolving Credit Facility (other than the representation with respect to material adverse changes, but including the representation regarding the absence of certain material litigation) are correct. As of March 31, 2009, we are in compliance with these debt covenants.

6.500% Senior Notes
In fiscal 1999, we issued $1,750 million of unsecured 6.500% Senior Notes in a transaction pursuant to Rule 144A under the Securities Act of 1933 (Rule 144A). In the first quarter of fiscal 2009, we paid the $350 million 6.500% Senior Notes that was due and payable at that time. Subsequent to this scheduled payment, there were no further amounts due under this issuance.

1.625% Convertible Senior Notes
In fiscal 2003, we issued $460 million of unsecured 1.625% Convertible Senior Notes (1.625% Notes) due December 2009, in a transaction pursuant to Rule 144A. The 1.625% Notes are senior unsecured indebtedness and rank equally with all existing senior unsecured indebtedness. Concurrent with the issuance of the 1.625% Notes, we entered into call spread repurchase option transactions (1.625% Notes Call Spread) to partially mitigate potential dilution from conversion of the 1.625% Notes. The option purchase price of the 1.625% Notes Call Spread was $73 million and the entire purchase price was charged to stockholders’ equity in December 2002. Under the terms of the 1.625% Notes Call Spread, we can elect to receive (i) outstanding shares equivalent to the number of shares that will be issued if all of the 1.625% Notes are converted into shares (23 million shares) upon payment of an exercise price of $20.04 per share (aggregate price of $460 million); or (ii) a net cash settlement, net share settlement or a combination, whereby we will receive cash or shares equal to the increase in the market value of the 23 million shares from the aggregate value at the $20.04 exercise price (aggregate price of $460 million), subject to the upper limit of $30.00 discussed below. The 1.625% Notes Call Spread is designed to partially mitigate the potential dilution from conversion of the 1.625% Notes, depending upon the market price of our common stock at such time. The 1.625% Notes Call Spread can be exercised in December 2009 at an exercise price of $20.04 per share. To limit the cost of the 1.625% Notes Call Spread, an upper limit of $30.00 per share has been set, such that if the price of the common stock is above that limit at the time of exercise, the number of shares eligible to be purchased will be proportionately reduced based on the amount by which the common share price exceeds $30.00 at the time of exercise. As of March 31, 2009, the estimated fair value of the 1.625% Notes Call Spread was $34 million, which was based upon valuations from independent third-party financial institutions.

Fiscal Year 2005 Senior Notes
In November 2004, we issued an aggregate of $1 billion of unsecured Senior Notes (collectively, the 2005 Senior Notes) in a transaction pursuant to Rule 144A. We issued $500 million of 4.75%, 5-year notes due December 2009 and $500 million of 5.625%, 10-year notes due December 2014. In December 2007, the 5.625% Senior Notes due December 2014 were renamed the 6.125% Senior Notes due December 2014 (see below for additional information).

4.750% Senior Notes due December 2009: During the fourth quarter of fiscal 2009, we completed a tender offer to repay a portion of our 4.750% Senior Notes due December 1, 2009, under which we repaid $176 million of the aggregate principal amount of the notes, exclusive of accrued interest. During the third quarter of fiscal 2009, we also repaid $148 million of the aggregate principal amount of our 4.750% Senior Notes due December 2009 on the open market at a price of $143 million in cash, exclusive of accrued interest. As a result of this repayment, we recognized a gain of $5 million in the “Other (gains) expenses, net” line of the Consolidated Statements of Operations in the third quarter. At March 31, 2009, $176 million of our 4.750% Senior Notes remains outstanding.

6.125% Senior Notes due December 2014: On December 21, 2007, the Company, The Bank of New York, and the holders of a majority of the Notes reached a settlement of a lawsuit captioned The Bank of New York v. CA, Inc. et al., filed in the Supreme Court of the State of New York, New York County and executed a First Supplemental Indenture. The First Supplemental Indenture provides, among other things, that we will pay an additional 0.50% per annum interest on the $500 million principal amount of the Notes, with such additional interest beginning to accrue as of December 1, 2007. Pursuant to the Supplemental Indenture, the Notes are now referred to as our 6.125% Senior Notes due 2014. As a result of the settlement in the third quarter of fiscal 2008, we recorded a charge of $14 million, representing the present value of the additional amounts that will be paid. This charge is included in “Other (gains) expenses, net” line item in the Consolidated Statements of Operations. In connection with the settlement, we also entered into an Addendum to Registration Rights Agreement, which confirms that we no longer have any obligations under the original Registration Rights Agreement entered into with respect to the Notes. The settlement became effective upon the signature of the Stipulation of Dismissal with Prejudice by a Justice of the New York Supreme Court on January 3, 2008.

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

International Line of Credit
An unsecured and uncommitted multi-currency line of credit is available to meet short-term working capital needs for our subsidiaries operating outside the United States. The line of credit is available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of March 31, 2009, the amount available under this line totaled approximately $25 million and approximately $6 million was pledged in support of bank guarantees and other local credit lines. Amounts drawn under these facilities as of March 31, 2009 were nominal.

In addition to the above facility, we and our subsidiaries use guarantees and letters of credit issued by financial institutions to guarantee performance on certain contracts. As of March 31, 2009, none of these arrangements had been drawn down by third parties.

Share Repurchases
On October 29, 2008, our Board of Directors approved a stock repurchase program that authorizes us to acquire up to $250 million of our common stock. During the third quarter of fiscal 2009, we paid $4 million to repurchase approximately 0.3 million shares of our common stock at an average price of $15.84. As of March 31, 2009, we remained authorized to purchase an aggregate amount of up to $246 million of additional common shares under our current stock repurchase program.

Dividends
We have paid cash dividends each year since July 1990. For fiscal 2009, 2008 and 2007, we paid annual cash dividends of $0.16 per share, which have been paid out in quarterly installments of $0.04 per share as and when declared by the Board of Directors. Total cash dividends paid was $83 million, $82 million and $88 million for fiscal 2009, fiscal 2008 and fiscal 2007 respectively.

Effect of Exchange Rate Changes
There was a $252 million unfavorable impact to our cash balances in fiscal 2009 predominantly due to the strengthening of the U.S. dollar against the euro, British pound, Australian dollar, Brazilian real and Canadian dollar of 16%, 28%, 24%, 24% and 19%, respectively. In fiscal 2008, we had a favorable $208 million impact to our cash balances, predominantly due to the weakening of the U.S. dollar against the euro, Australian dollar and Canadian dollar of 18%, 13%, and 12%, respectively.

Other Matters
As of March 31, 2009, our senior unsecured notes were rated Ba1, BBB, and BB+ by Moody’s Investors Service (Moody’s), Standard and Poor’s (S&P) and Fitch Ratings (Fitch), respectively. In April 2009, Fitch upgraded our rating to BBB.

As of March 31, 2009, the outlook on these unsecured notes was stable by all three rating agencies. Peak borrowings under all debt facilities during fiscal 2009 totaled $2,582 million, with a weighted average interest rate of 4.47%.

Capital resource requirements as of March 31, 2009 and 2008 consisted of lease obligations for office space, equipment, mortgage and loan obligations, our enterprise resource planning implementation, and amounts due as a result of product and company acquisitions. Refer to “Contractual Obligations and Commitments” for additional information.

We expect that existing cash, cash equivalents, marketable securities, the availability of borrowings under existing and renewable credit lines, and cash expected to be provided from operations will be sufficient to meet our ongoing cash requirements.

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

We conduct an ongoing review of our capital structure and debt obligations as part of our risk management strategy. The fair value of our current and long term portions of debt, excluding the 2008 Revolving Credit Facility and Capital lease obligations and other, was approximately $1,130 million and $1,885 million as of March 31, 2009 and 2008, respectively. The fair value of long-term debt is based on quoted market prices. See also Note 1, “Significant Accounting Policies.”

Off-Balance Sheet Arrangements
Prior to fiscal 2001, we sold individual accounts receivable to a third party subject to certain recourse provisions. The outstanding principal balance subject to recourse of these receivables approximated $38 million and $81 million as of March 31, 2009 and 2008, respectively. As of March 31, 2009, we have established a liability for the fair value of the recourse provision of $2 million associated with these receivables.

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

The following table summarizes our contractual arrangements as of March 31, 2009 and the timing and effect that such commitments are expected to have on our liquidity and cash flow in future periods. In addition, the table summarizes the timing of payments on our debt obligations as reported on our Consolidated Balance Sheets as of March 31, 2009.

		PAYMENTS DUE BY PERIOD
		LESS THAN	1–3	3–5	MORE THAN
(IN MILLIONS)	TOTAL	1 YEAR	YEARS	YEARS	5 YEARS
Contractual Obligations
Long-term debt obligations (inclusive of interest)	$2,173	$708	$112	$823	$530
Operating lease obligations(1)	656	119	173	119	245
Purchase obligations	76	57	19	—	—
Other obligations(2)	172	54	73	30	15

Total	$3,077	$938	$377	$972	$790

(1)	The contractual obligations for noncurrent operating leases include sublease income totaling $42 million expected to be received in the following periods: $18 million (less than 1 year); $16 million (1–3 years); $7 million (3–5 years); and $1 million (more than 5 years).

(2)	Includes $9 million of estimated liabilities for unrecognized tax benefits under the “less than 1 year” column for amounts that are estimated to be settled within one year of the balance sheet date. In addition, $302 million of estimated liabilities for unrecognized tax benefits are excluded from the contractual obligations table because a reasonable estimate of when such amounts will become payable could not be made.

As of March 31, 2009, we have no material capital lease obligations, either individually or in the aggregate.

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

We consider the following significant accounting policies to be critical because of their complexity and the high degree of judgment involved in implementing them.

Revenue Recognition
We generate revenue from the following primary sources: (1) licensing software products; (2) providing customer technical support (referred to as maintenance); and (3) providing professional services, such as product implementation, consulting and education. Revenue is recorded net of applicable sales taxes.

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

For license agreements signed prior to October 2000, once all four of the above noted revenue recognition criteria were met, software license fees were recognized as revenue generally when the software was delivered to the customer, or “up-front” (as the contracts did not include a right to unspecified future software products), and the maintenance fees were deferred and subsequently recognized as revenue over the term of the license. Under our current business model, a relatively small percentage of our revenue from software licenses is recognized on an up-front basis, subject to meeting the same revenue recognition criteria in accordance with SOP 97-2 as described above. Software fees from such licenses are recognized up-front and are reported in the “Software fees and other” line item in the Consolidated Statements of Operations. Maintenance fees from such licenses are recognized ratably over the term of the license and are reported in the “Subscription and maintenance revenue” line item in the Consolidated Statements of Operations. License agreements under which software fees are recognized up-front do not include the right to receive unspecified future software products. However, in the event such license agreements are executed within close proximity or in contemplation of other license agreements that are signed under our subscription model with the same customer, the licenses together may be deemed a single multi-element agreement, and all such revenue is required to be recognized ratably and is recorded as “Subscription and maintenance revenue” in the Consolidated Statements of Operations.

We are unable to establish VSOE of fair value for all undelivered elements in license agreements that include software products for which maintenance pricing is based on both discounted and undiscounted license list prices and arrangements that contain rights to unspecified future software products. If VSOE of fair value of one or more undelivered elements does not exist, license revenue is deferred and recognized upon delivery of those elements or when VSOE of fair value can be established. When the license includes the right to receive unspecified future software products, license revenue is recognized ratably over the term on the arrangement as VSOE does not exist for the future unspecified software products.

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

Income Taxes
SFAS No. 109, “Accounting for Income Taxes,” requires us to estimate our actual current tax liability in each jurisdiction; estimate differences resulting from differing treatment of items for financial statement purposes versus tax return purposes (known as “temporary differences”), resulting in deferred tax assets and liabilities; and assess the likelihood that our deferred tax assets will be recovered from future taxable income. If we believe that recovery is not likely, we establish a valuation allowance.

Deferred tax assets result from acquisition expenses, such as duplicate facility costs, employee severance and other costs that are not deductible until paid, net operating losses (NOLs) and temporary differences between the taxable cash payments received from customers and the ratable recognition of revenue in accordance with GAAP. The NOLs will expire as follows: $457 million between 2009 and 2028 and $151 million may be carried forward indefinitely.

As of March 31, 2009, our gross deferred tax assets, net of a valuation allowance, totaled $837 million. The factors that we consider in assessing the likelihood of realization of these deferred tax assets include the forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets.

When we prepare our consolidated financial statements, we estimate our income taxes in each jurisdiction in which we operate. On April 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). Among other things, FIN 48 prescribes a “more-likely-than-not” threshold for the recognition and derecognition of tax positions.

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

The fair value of a reporting unit under the first step of the goodwill impairment test is measured using the quoted market price method. Determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and the magnitude of any such charge. These estimates are subject to review and approval by senior management. This approach uses significant assumptions, including projected future cash flow, the discount rate reflecting the risk inherent in future cash flow, and a terminal growth rate. We performed our annual assessment of goodwill during the fourth quarter of fiscal 2009 and concluded that no impairment charge was required.

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

Intangible assets with finite useful lives are subject to amortization over the expected period of economic benefit to us. We evaluate the remaining useful lives of intangible assets to determine whether events or circumstances have occurred that warrant a revision to the remaining period of amortization. In cases where a revision to the remaining period of amortization is deemed appropriate, the remaining carrying amounts of the intangible assets are amortized over the revised remaining useful life.

Accounting for Business Combinations
The allocation of the purchase price for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired, including in-process research and development, and liabilities assumed based on their respective fair values.

Product Development and Enhancements
We account for product development and enhancements in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (SFAS No. 86). SFAS No. 86 specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established and assumptions are used that reflect our best estimates. If other assumptions had been used in the current period to estimate technological feasibility, the reported product development and enhancement expense could have been affected. Annual amortization of capitalized software costs is the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life of the software product, generally estimated to be five years from the date the product became available for general release to customers. We amortized capitalized software costs using the straight-line method in fiscal 2009 and fiscal 2008, as anticipated future revenue is projected to increase for several years considering that we are continuously integrating current software technology into new software products.

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

New Accounting Pronouncements
In May 2008, the Financial Accounting Standards Board (FASB) issued Financial Staff Position (FSP) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP No. APB 14-1 requires the issuer of convertible debt instruments with cash settlement features to account separately for the liability and equity components of the instrument. The debt will be recognized at the present value of its cash flows discounted using the issuer’s nonconvertible debt borrowing rate at the time of issuance. The equity component will be recognized as the difference between the proceeds from the issuance of the convertible debt instrument and the fair value of the liability. FSP No. APB 14-1 will also require an accretion of the resulting debt discount over the expected life of the debt. The proposed transition guidance requires retrospective application to all periods presented, and does not grandfather existing instruments. FSP No. APB 14-1 is effective for fiscal years beginning after December 15, 2008. We plan to adopt FSP No. APB 14-1 on April 1, 2009.

Upon adoption of FSP No. APB 14-1, we will be required to revise prior period financial statements. Total stockholders’ equity will increase by $11 million as of March 31, 2009. Our reported net income will decrease by $15 million, $14 million and $13 million for fiscal 2009, 2008 and 2007, respectively. Our basic net income per share will decrease by $0.03, $0.02 and $0.02 for fiscal 2009, 2008 and 2007, respectively. Our diluted net income per share will decrease by $0.02 for fiscal 2007. Fiscal 2009 and 2008 diluted net income per share would not be affected.

In June 2008, the FASB issued Emerging Issues Task Force (EITF) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” FSP EITF No. 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008 and requires all presented prior-period earnings per share data to be adjusted retrospectively. FSP EITF No. 03-6-1 will not have a material impact on our Consolidated Financial Statements.

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

As of March 31, 2009, our outstanding debt was $1,937 million, most of which was in fixed rate obligations. Each 25 basis point increase or decrease in interest rates would have a corresponding effect on our variable rate debt of less than $1 million as of March 31, 2009. If market rates were to decline, we could be required to make payments on the fixed rate debt that would exceed those based on current market rates.

During fiscal 2009, we entered into interest rate swaps with a total notional value of $250 million to hedge a portion of our variable interest rate payments. These derivatives are designated as cash flow hedges under SFAS No. 133. The effective portion of these cash flow hedges are recorded as “Accumulated other comprehensive loss” in our Consolidated Balance Sheet and reclassified into “Interest expense, net,” in our Consolidated Statements of Operations in the same period during which the hedged transaction affects earnings. Any ineffective portion of the cash flow hedges would be recorded immediately to “Interest expense, net;” however, no ineffectiveness existed at March 31, 2009. Refer to Note 4, “Derivatives and Fair Value Measurements,” for additional information regarding our derivative activities.

We offer financing arrangements with installment payment terms in connection with our software license agreements. The aggregate amounts due from customers include an imputed interest element, which can vary with the interest rate environment. Each 25 basis point increase in interest rates would currently have an associated annual opportunity cost of $10 million.

Foreign Currency Exchange Risk
We conduct business on a worldwide basis through subsidiaries in 46 countries and, as such, a portion of our revenues, earnings, and net investments in foreign affiliates is exposed to changes in foreign exchange rates. We seek to manage our foreign exchange risk in part through operational means, including managing expected local currency revenues in relation to local currency costs and local currency assets in relation to local currency liabilities. In October 2005, the Board of Directors adopted our Risk Management Policy and Procedures, which authorizes us to manage, based on management’s assessment, our risks and exposures to foreign currency exchange rates through the use of derivative financial instruments (e.g., forward contracts, options, swaps) or other means. We only use derivative financial instruments in the context of hedging and do not use them for speculative purposes.

Derivatives are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). During fiscal 2009 and 2008, we did not designate our foreign exchange derivatives as hedges under SFAS No. 133. Accordingly, all foreign exchange derivatives are recognized on the balance sheet at fair value and unrealized or realized changes in fair value from these contracts are recorded as “Other (gains) expenses, net” in our Consolidated Statements of Operations. Refer to Note 4, “Derivatives and Fair Value Measurements,” for additional information regarding our derivative activities.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report.

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

Management conducted its evaluation of the effectiveness of internal control over financial reporting as of March 31, 2009 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing the effectiveness of the Company’s internal control over financial reporting. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2009.

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

As previously disclosed in Item 9A of our 2008 Form 10-K, the Company began the migration of certain financial and sales processing systems to an enterprise resource planning (ERP) system in fiscal 2007 as part of its on-going project to implement ERP at the Company’s facilities worldwide. In addition, during the first quarter of fiscal 2009, the Company implemented a new financial reporting and consolidation software package designed to provide additional financial reporting functionality and to improve overall control and efficiency associated with the financial reporting process. Additional changes are planned for fiscal 2010 and the Company will continue to monitor and test these systems as part of management’s annual evaluation of internal control over financial reporting.

The Company’s independent registered public accountants, KPMG LLP, have audited the effectiveness of the Company’s internal control over financial reporting as stated in their report which appears on page 55 of this Form 10-K.

Item 9B. Other Information.

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this Item that will appear under the headings “Election of Directors,” “Litigation Involving Directors and Executive Officers,” “Nominating Procedures,” “Board Committees and Meetings,” “Communications with Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy statement to be filed with the SEC relating to our 2009 Annual Meeting of Stockholders is incorporated herein by reference. Also, refer to Part I, Item 4, “Submission of Matters to a Vote of Security Holders” of this Report for information concerning executive officers under the heading “Executive Officers of the Registrant.”

We maintain a “code of ethics” (within the meaning of Item 406 of the SEC’s Regulation S-K) entitled “CA Code of Conduct: Information and Resource Guide” (Code of Conduct). Our Code of Conduct is applicable to all employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Conduct is available on our website at ca.com/investor. Any amendment or waiver to the “code of ethics” provisions of our Code of Conduct that applies to our directors or executive officers will be included in a report filed with the SEC on Form 8-K or will be otherwise disclosed to the extent required and as permitted by law or regulation. The Code of Conduct is available without charge in print to any stockholder who requests a copy by writing to our Corporate Secretary, at CA, Inc., One CA Plaza, Islandia, New York 11749.

ITEM 11. EXECUTIVE COMPENSATION.

Information required by this Item that will appear under the headings “Compensation and Other Information Concerning Executive Officers,” “Compensation Discussion and Analysis,” “Compensation of Directors,” and “Compensation and Human Resources Committee Report on Executive Compensation” in the definitive proxy statement to be filed with the SEC relating to our 2009 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this Item that will appear under the headings “Compensation and Other Information Concerning Executive Officers” and “Information Regarding Beneficial Ownership of Principal Stockholders, the Board and Management” in the definitive proxy statement to be filed with the SEC relating to our 2009 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by this Item that will appear under the headings “Related Person Transactions,” “Election of Directors,” “Board Committees and Meetings,” and “Corporate Governance” in the definitive proxy statement to be filed with the SEC relating to our 2009 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information required by this Item that will appear under the headings “Ratification of Appointment of Independent Registered Public Accountants” and “Audit Committee Report” in the definitive proxy statement to be filed with the SEC relating to our 2009 Annual Meeting of Stockholders is incorporated herein by reference.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	(1) The Registrant’s financial statements together with a separate table of contents are annexed hereto.
(2)       Financial Statement Schedules are listed in the separate table of contents annexed hereto.
(3)       Exhibits.

Regulation S-K
Exhibit Number

2.1	Announcement of Restructuring Plan.	Previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated August 14, 2006, and incorporated herein by reference.

2.2	Announcement of Increase in Restructuring Plan.	Previously filed as Item 2.05 to the Company’s Current Report on Form 8-K dated March 31, 2008, and incorporated herein by reference.

2.3	Announcement of Increase in Restructuring Plan.	Previously filed as Item 2.05 to the Company’s Current Report on Form 8-K dated March 31, 2009, and incorporated herein by reference.

3.1	Restated Certificate of Incorporation.	Previously filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K dated March 6, 2006, and incorporated herein by reference.

3.2	By-Laws of the Company, as amended.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 23, 2007, and incorporated herein by reference.

4.1	Restated Certificate of Designation of Series One Junior Participating Preferred Stock, Class A of the Company.	Previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated March 6, 2006, and incorporated herein by reference.

4.2	Stockholder Protection Rights Agreement, dated as of October 16, 2006, between the Company and Mellon Investor Services LLC, as Rights Agent, including as Exhibit A the forms of Rights Certificate and of Election to Exercise and as Exhibit B the form of Certificate of Designation and Terms of the Participating Preferred Stock of the Company.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 16, 2006, and incorporated herein by reference.

4.3	Indenture with respect to the Company’s $1.75 billion Senior Notes, dated April 24, 1998, between the Company and The Chase Manhattan Bank, as Trustee.	Previously filed as Exhibit 4(f) to the Company’s Annual Report on Form 10-K for fiscal 1998, and incorporated herein by reference.

4.4	Indenture with respect to the Company’s 1.625% Convertible Senior Notes due 2009, dated December 11, 2002, between the Company and State Street Bank and Trust Company, as Trustee.	Previously filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for fiscal quarter ended December 31, 2002, and incorporated herein by reference.

4.5	Indenture with respect to the Company’s 4.75% Senior Notes due 2009 and 5.625% Senior Notes due 2014, dated November 18, 2004, between the Company and The Bank of New York, as Trustee.	Previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 15, 2004, and incorporated herein by reference.

4.6	Purchase Agreement dated November 15, 2004, among the Initial Purchasers of the 4.75% Senior Notes due 2009 and 5.625% Senior Notes due 2014, and the Company.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 15, 2004, and incorporated herein by reference.

Regulation S-K
Exhibit Number

4.7		First Supplemental Indenture, dated as of November 30, 2007, to the Indenture, dated as of November 18, 2004, between CA, Inc. and The Bank of New York, as trustee.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 3, 2008, and incorporated herein by reference.

10	.1*	CA, Inc. 1991 Stock Incentive Plan, as amended.	Previously filed as Exhibit 1 to the Company’s Quarterly Report on Form 10-Q for fiscal quarter ended September 30, 1997, and incorporated herein by reference.

10	.2*	1993 Stock Option Plan for Non-Employee Directors.	Previously filed as Annex 1 to the Company’s definitive Proxy Statement dated July 7, 1993, and incorporated herein by reference.

10	.3*	Amendment No. 1 to the 1993 Stock Option Plan for Non-Employee Directors dated October 20, 1993.	Previously filed as Exhibit E to the Company’s Annual Report on Form 10-K for fiscal 1994, and incorporated herein by reference.

10	.4*	1996 Deferred Stock Plan for Non-Employee Directors.	Previously filed as Exhibit A to the Company’s Proxy Statement dated July 8, 1996, and incorporated herein by reference.

10	.5*	Amendment No. 1 to the 1996 Deferred Stock Plan for Non-Employee Directors.	Previously filed on Exhibit A to the Company’s Proxy Statement dated July 6, 1998, and incorporated herein by reference.

10	.6*	1998 Incentive Award Plan.	Previously filed on Exhibit B to the Company’s Proxy Statement dated July 6, 1998, and incorporated herein by reference.

10	.7*	CA, Inc. Year 2000 Employee Stock Purchase Plan.	Previously filed on Exhibit A to the Company’s Proxy Statement dated July 12, 1999, and incorporated herein by reference.

10	.8*	2001 Stock Option Plan.	Previously filed as Exhibit B to the Company’s Proxy Statement dated July 18, 2001, and incorporated herein by reference.

10	.9*	CA, Inc. 2002 Incentive Plan (Amended and Restated Effective as of April 27, 2007).	Previously filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year 2007, and incorporated herein by reference.

10	.10*	CA, Inc. 2002 Compensation Plan for Non-Employee Directors.	Previously filed as Exhibit C to the Company’s Proxy Statement dated July 26, 2002, and incorporated herein by reference.

10	.11*	CA, Inc. 2003 Compensation Plan for Non-Employee Directors.	Previously filed as Exhibit A to the Company’s Proxy Statement dated July 17, 2003, and incorporated herein by reference.

10	.12*	Relocation Polices including Form of Moving and Relocation Expense Agreement.	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated February 1, 2005, and incorporated herein by reference.

10	.13*	Restricted Stock Unit Agreement for John A. Swainson.	Previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated November 18, 2004, and incorporated herein by reference.

10	.14*	Form of Moving and Relocation Expense Agreement.	Previously filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K dated November 18, 2004, and incorporated herein by reference.

10	.15*	CA, Inc. Change in Control Severance Policy.	Previously filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for fiscal 2006, and incorporated herein by reference.

10.16		Deferred Prosecution Agreement, including the related Information and Stipulation of Facts.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 22, 2004, and incorporated herein by reference.

10.17		Final Consent Judgment of Permanent Injunction and Other Relief, including SEC complaint.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 22, 2004, and incorporated herein by reference.

Regulation S-K
Exhibit Number

10	.18*	Form of Restricted Stock Unit Certificate.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10- Q for fiscal quarter ended December 31, 2004, and incorporated herein by reference.

10	.19*	Form of Non-Qualified Stock Option Certificate.	Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10- Q for fiscal quarter ended December 31, 2004, and incorporated herein by reference.

10	.20*	Form of RSU Award Certificate.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 2, 2006, and incorporated herein by reference.

10	.21*	Form of RSU Award Certificate (Employment Agreement).	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 2, 2006, and incorporated herein by reference.

10	.22*	Form of Restricted Stock Award Certificate.	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 2, 2006, and incorporated herein by reference.

10	.23*	Form of Restricted Stock Award Certificate (Employment Agreement).	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated June 2, 2006, and incorporated herein by reference.

10	.24*	Form of Non-Qualified Stock Option Award Certificate.	Previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated June 2, 2006, and incorporated herein by reference.

10	.25*	Form of Non-Qualified Stock Option Award Certificate (Employment Agreement).	Previously filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K dated June 2, 2006, and incorporated herein by reference.

10	.26*	Form of Incentive Stock Option Award Certificate.	Previously filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K dated June 2, 2006, and incorporated herein by reference.

10	.27*	Form of Incentive Stock Option Award Certificate (Employment Agreement).	Previously filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K dated June 2, 2006, and incorporated herein by reference.

10	.28*	CA, Inc. Deferred Compensation Plan for John A. Swainson, dated April 29, 2005.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 29, 2005, and incorporated herein by reference.

10.29		Trust Agreement between Computer Associates International, Inc. and Fidelity Management Trust Company, dated as of April 29, 2005.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 29, 2005, and incorporated herein by reference.

10	.30*	1995 Key Employee Stock Ownership Plan, as amended on June 26, 2000 and February 25, 2003.	Previously filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for fiscal 2003, and incorporated herein by reference.

10	.31*	Program whereby certain designated employees, including the Company’s named executive officers, are provided with certain covered medical services, effective August 1, 2005.	Previously filed as Item 1.01 and Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 1, 2005, and incorporated herein by reference.

10	.32*	Amended and Restated CA, Inc. Executive Deferred Compensation Plan, effective November 20, 2006.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for fiscal quarter ended December 31, 2006, and incorporated herein by reference.

10	.33*	Form of Deferral Election.	Previously filed as Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the fiscal year 2006, and incorporated herein by reference.

Regulation S-K
Exhibit Number

10	.34*	Modified compensation arrangements for the non-employee directors of the Company, effective August 24, 2005.	Previously filed as Item 1.01 of the Company’s Current Report on Form 8-K dated August 24, 2005, and incorporated herein by reference.

10	.35*	Modified compensation arrangements for the non-executive Chairman of the Board, effective February 23, 2007.	Previously filed as Item 1.01 of the Company’s Current Report on Form 8-K dated February 23, 2007, and incorporated herein by reference.

10	.36*	Amendment to the CA, Inc. 2003 Compensation Plan for Non-Employee Directors, dated August 24, 2005.	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated August 24, 2005, and incorporated herein by reference.

10	.37*	Employment Agreement, dated as of June 28, 2006, between the Company and James Bryant.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 26, 2006, and incorporated herein by reference.

10	.38*	Employment Agreement, dated as of August 1, 2006, between CA, Inc. and Nancy Cooper.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 27, 2006, and incorporated herein by reference.

10	.39*	Employment Agreement, dated as of August 22, 2006, between CA, Inc. and Amy Fliegelman Olli.	Previously filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for fiscal quarter ended September 30, 2006, and incorporated herein by reference.

10	.40*	Acknowledgement between CA, Inc. and Amy Fliegelman Olli.	Previously filed as Exhibit 10.59 to the Company’s Annual Report on Form 10-K for fiscal 2007, and incorporated herein by reference.

10	.41*	Lease, dated as of August 15, 2006, among CA, Inc., Island Headquarters Operators LLC and Islandia Operators LLC.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 15, 2006, and incorporated herein by reference.

10	.42*	CA, Inc. 2007 Incentive Plan.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 21, 2007, and incorporated herein by reference.

10	.43*	Form of Award Agreement — Restricted Stock Units.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 21, 2007, and incorporated herein by reference.

10	.44*	Form of Award Agreement — Restricted Stock Awards.	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 21, 2007, and incorporated herein by reference.

10	.45*	Form of Award Agreement — Nonqualified Stock Awards.	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated August 21, 2007, and incorporated herein by reference.

10	.46*	Form of Award Agreement — Incentive Stock Options.	Previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated August 21, 2007, and incorporated herein by reference.

10.47		Credit Agreement dated August 29, 2007.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 29, 2007, and incorporated herein by reference.

10.48		Settlement Agreement, dated as of December 21, 2007, between CA, Inc. and the Bank of New York, as trustee, Linden Capital L.P. and Swiss Re Financial Products Corporation.	Previously filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated January 3, 2008, and incorporated herein by reference.

10.49		Addendum to Registration Rights Agreement, dated as of November 30, 2007, relating to $500,000,000 5.625% Senior Notes Due 2014.	Previously filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated January 3, 2008, and incorporated herein by reference.

Regulation S-K
Exhibit Number

10	.50*	Summary of Special Payment to non- executive Chairman of the Board.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007, and incorporated herein by reference.

10	.51*	Amended and Restated Employment Agreement, dated as of February 29, 2008 to Employment Agreement between the Company and John A. Swainson.	Previously filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated February 26, 2008, and incorporated herein by reference.

10	.52*	Amended and Restated Employment Agreement, dated as of February 29, 2008 to Employment Agreement between the Company and Michael Christenson.	Previously filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated February 26, 2008, and incorporated herein by reference.

10	.53*	First Amendment to CA, Inc. Executive Deferred Compensation Plan, effective February 25, 2008.	Previously filed as Exhibit 10.68 to the Company Annual Report on Form 10-K for the Fiscal Year ended March 31, 2008, and incorporated herein by reference.

10	.54*	First Amendment to Adoption Agreement for CA, Inc. Executive Deferred Compensation Plan, effective February 25, 2008.	Previously filed as Exhibit 10.69 to the Company Annual Report on Form 10-K for the Fiscal Year ended March 31, 2008, and incorporated herein by reference.

10	.55*	CA, Inc. Change in Control Severance Policy.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, and incorporated herein by reference.

10	.56*	First Amendment to CA, Inc. 2003 Compensatory Plan for Non-Employee Directors.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, and incorporated herein by reference.

10	.57*	Amendment to Employment Agreement, dated December 8, 2008, between the Company and John Swainson.	Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, and incorporated herein by reference.

10	.58*	Amendment to Employment Agreement, dated December 29, 2008, between the Company and Michael Christenson.	Previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, and incorporated herein by reference.

10	.59*	Amendment to Employment Agreement, dated December 12, 2008, between the Company and Nancy Cooper.	Previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, and incorporated herein by reference.

10	.60*	Amendment to Employment Agreement, dated December 18, 2008, between the Company and Amy Fliegelman Olli.	Previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, and incorporated herein by reference.

10	.61*	Amendment to Employment Agreement, dated December 29, 2008, between the Company and James Bryant.	Previously filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, and incorporated herein by reference.

10	.62*	Letter dated July 21, 2006 from the Company to Ajei S. Gopal regarding terms of employment.	Previously filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, and incorporated herein by reference.

10	.63*	Amendment dated December 12, 2008 to letter dated July 21, 2006 from the Company to Ajei S. Gopal regarding terms of employment.	Previously filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, and incorporated herein by reference.

12.1		Statement of Ratios of Earnings to Fixed Charges.	Filed herewith.

21		Subsidiaries of the Registrant.	Filed herewith.

23		Consent of Independent Registered Public Accounting Firm.	Filed herewith.

Regulation S-K
Exhibit Number

31.1	Certification of the CEO pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the CFO pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

* Management contract or compensatory plan or arrangement

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CA, INC. By: /s/ JOHN A. SWAINSON John A. Swainson Chief Executive Officer

Dated: May 15, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By: /s/ NANCY E. COOPER Nancy E. Cooper Executive Vice President and Chief Financial Officer

By: /s/ RICHARD J. BECKERT Richard J. Beckert Corporate Senior Vice President and Corporate Controller (Principal Accounting Officer)

Dated: May 15, 2009

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Raymond J. Bromark Raymond J. Bromark	Director

/s/ Gary J. Fernandes Gary J. Fernandes	Director

/s/ Kay Koplovitz Kay Koplovitz	Director

/s/ Robert E. La Blanc Robert E. La Blanc	Director

/s/ Christopher B. Lofgren Christopher B. Lofgren	Director

/s/ William E. McCracken William E. McCracken	Non-Executive Chairman of the Board and Director

/s/ John A. Swainson John A. Swainson	Chief Executive Officer and Director

/s/ Laura S. Unger Laura S. Unger	Director

/s/ Arthur F. Weinbach Arthur F. Weinbach	Director

/s/ Renato Zambonini Renato Zambonini	Director

Dated: May 15, 2009

CA, Inc. and Subsidiaries

Islandia, New York

ANNUAL REPORT ON FORM 10-K
ITEM 8, ITEM 9A, ITEM 15(a)(1) AND (2), AND ITEM 15(c)

LIST OF CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

YEAR ENDED MARCH 31, 2009

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CA, Inc.:

We have audited the accompanying consolidated balance sheets of CA, Inc. and subsidiaries as of March 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended March 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule listed in Item 15(c). We also have audited CA, Inc.’s internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CA, Inc.’s management is responsible for these consolidated financial statements and the consolidated financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting under Item 9A(b). Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CA, Inc. and subsidiaries as of March 31, 2009 and 2008, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended March 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Also, in our opinion, CA, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by COSO.

Effective April 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.

/s/ KPMG LLP

New York, New York
May 15, 2009

CA, Inc. and Subsidiaries
Consolidated Statements of Operations

	YEAR ENDED MARCH 31,
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)	2009	2008	2007

Revenue:
Subscription and maintenance revenue	$3,772	$3,762	$3,458
Professional services	358	383	351
Software fees and other	141	132	134

Total Revenue	4,271	4,277	3,943

Expenses:
Costs of licensing and maintenance	298	272	250
Cost of professional services	307	368	333
Amortization of capitalized software costs	125	117	354
Selling and marketing	1,214	1,327	1,340
General and administrative	464	530	549
Product development and enhancements	486	526	557
Depreciation and amortization of other intangible assets	149	156	148
Other (gains) expenses, net	(1)	6	(13)
Restructuring and other	102	121	201
Charge for in-process research and development costs	—	—	10

Total Expenses before Interest and Income Taxes	3,144	3,423	3,729

Income from continuing operations before interest and income taxes	1,127	854	214
Interest expense, net	25	46	60

Income from continuing operations before income taxes	1,102	808	154
Income tax expense	408	308	33

Income from Continuing Operations	694	500	121
Loss from discontinued operations, inclusive of realized losses on sale, net of income taxes	—	—	(3)

Net Income	$694	$500	$118

Basic Income Per Share
Income from continuing operations	$1.35	$0.97	$0.22
Loss from discontinued operations	—	—	—

Net income	$1.35	$0.97	$0.22

Basic weighted average shares used in computation	513	514	544

Diluted Income Per Share
Income from continuing operations	$1.29	$0.93	$0.22
Loss from discontinued operations	—	—	—

Net income	$1.29	$0.93	$0.22

Diluted weighted average shares used in computation	540	541	569

See accompanying Notes to the Consolidated Financial Statements.

CA, Inc. and Subsidiaries
Consolidated Balance Sheets

	MARCH 31,
(DOLLARS IN MILLIONS)	2009	2008

Assets
Current Assets
Cash, cash equivalents and marketable securities	$2,713	$2,796
Trade and installment accounts receivable, net	839	970
Deferred income taxes — current	524	623
Other current assets	104	79

Total Current Assets	4,180	4,468

Installment accounts receivable, due after one year, net	128	234

Property and Equipment
Land and buildings	199	256
Equipment, furniture and improvements	1,258	1,236

	1,457	1,492
Accumulated depreciation and amortization	(1,015)	(996)

Total Property and Equipment, net	442	496

Purchased software products, net of accumulated amortization of $4,712 and $4,662, respectively	155	171
Goodwill	5,364	5,351
Deferred income taxes — noncurrent	268	293
Other noncurrent assets, net	715	743

Total Assets	$11,252	$11,756

See accompanying Notes to the Consolidated Financial Statements.

CA, Inc. and Subsidiaries
Consolidated Balance Sheets (Continued)

	MARCH 31,
(DOLLARS IN MILLIONS)	2009	2008

Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of long-term debt and loans payable	$650	$361
Accounts payable	120	152
Accrued salaries, wages, and commissions	306	400
Accrued expenses and other current liabilities	362	439
Deferred revenue (billed or collected) — current	2,431	2,664
Taxes payable, other than income taxes payable	85	97
Federal, state, and foreign income taxes payable	84	59
Deferred income taxes — current	40	106

Total Current Liabilities	4,078	4,278

Long-term debt, net of current portion	1,287	2,221
Federal, state, and foreign income taxes payable	284	225
Deferred income taxes — noncurrent	136	200
Deferred revenue (billed or collected) — noncurrent	1,000	1,036
Other noncurrent liabilities	123	87

Total Liabilities	6,908	8,047

Stockholders’ Equity
Preferred stock, no par value, 10,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock, $0.10 par value, 1,100,000,000 shares authorized; 589,695,081 and 589,695,081 shares issued; 514,292,558 and 509,782,514 shares outstanding, respectively	59	59
Additional paid-in capital	3,557	3,566
Retained earnings	2,784	2,173
Accumulated other comprehensive loss	(183)	(101)
Treasury stock, at cost, 75,402,523 shares and 79,912,567 shares, respectively	(1,873)	(1,988)

Total Stockholders’ Equity	4,344	3,709

Total Liabilities and Stockholders’ Equity	$11,252	$11,756

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

See accompanying Notes to the Consolidated Financial Statements.

CA, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Continued)

				ACCUMULATED
		ADDITIONAL		OTHER		TOTAL
	COMMON	PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	STOCKHOLDERS’
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)	STOCK	CAPITAL	EARNINGS	LOSS	STOCK	EQUITY

Balance as of March 31, 2008	$59	$3,566	$2,173	$(101)	$(1,988)	$3,709
Net income			694			694
Translation adjustment in 2009				(77)		(77)
Unrealized loss on derivatives, net of $3 million in taxes				(5)		(5)

Comprehensive income						612
Stock-based compensation		92				92
Dividends declared ($0.16 per share)			(83)			(83)
Exercise of common stock options, ESPP, and other items		(101)			119	18
Treasury stock purchased					(4)	(4)

Balance as of March 31, 2009	$59	$3,557	$2,784	$(183)	$(1,873)	$(4,344)

See accompanying Notes to the Consolidated Financial Statements.

CA, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	YEAR ENDED MARCH 31,
(IN MILLIONS)	2009	2008	2007

OPERATING ACTIVITIES:
Net income	$694	$500	$118
Loss from discontinued operations, net of income taxes	—	—	3

Income from continuing operations	694	500	121
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
Depreciation and amortization	274	273	502
Provision for deferred income taxes	(42)	(4)	(217)
Provision for bad debts	15	23	4
Non-cash stock based compensation expense and defined contribution plan	116	122	116
Non-cash charge for purchased in-process research and development	—	—	10
(Gains) losses on sale and disposal of assets and repayment of debt, net	(3)	12	(18)
Charge for impairment of assets	5	6	16
Foreign currency transaction losses (gains) — before taxes	67	(28)	—
Changes in other operating assets and liabilities, net of effect of acquisitions:
Decrease in trade and current installment accounts receivable, net	44	71	195
Decrease in noncurrent installment accounts receivable, net	155	40	79
(Decrease) increase in deferred revenue (billed or collected) — current and noncurrent	(49)	258	294
Increase (decrease) in taxes payable, net	35	(82)	(93)
Decrease in accounts payable, accrued expenses and other	(99)	(95)	(12)
(Decrease) increase in accrued salaries, wages, and commissions	(29)	26	(14)
Restructuring and other, net	(13)	12	77
Changes in other operating assets and liabilities	42	(31)	8

Net Cash Provided by Continuing Operating Activities	1,212	1,103	1,068

Investing Activities:
Acquisitions, primarily goodwill, purchased software, and other intangible assets, net of cash acquired	(76)	(27)	(212)
Settlements of purchase accounting liabilities	(7)	(7)	(21)
Purchases of property and equipment	(83)	(117)	(150)
Proceeds from sale and divesture of assets	6	19	22
Proceeds from sale-lease back transactions	—	27	201
Capitalized software development costs	(129)	(112)	(85)
Other investing activities	5	(2)	43

Net Cash Used in Investing Activities	(284)	(219)	(202)

See accompanying Notes to the Consolidated Financial Statements.

CA, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)

	YEAR ENDED MARCH 31,
(IN MILLIONS)	2009	2008	2007

FINANCING ACTIVITIES:
Dividends paid	(83)	(82)	(88)
Purchases of common stock	(4)	(500)	(1,216)
Debt borrowings	1	750	751
Debt repayments	(680)	(759)	(5)
Debt issuance costs	—	(3)	—
Exercise of common stock options and other	7	22	43

Net Cash Used in Financing Activities	(759)	(572)	(515)

Increase in Cash and Cash Equivalents
before Effect of Exchange Rate Changes on Cash	169	312	351
Effect of exchange rate changes on cash	(252)	208	93

(Decrease) Increase in Cash and Cash Equivalents	(83)	520	444
Cash and Cash Equivalents at Beginning of Period	2,795	2,275	1,831

Cash and Cash Equivalents at End of Period	$2,712	$2,795	$2,275

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

(c) Divestiture: In November 2006, the Company sold its 70% equity interest in Benit Company (Benit) to the minority interest holder. As a result, Benit has been classified as a discontinued operation and its results of operations have been reclassified in the Consolidated Statements of Operations for the fiscal year ended March 31, 2007. The cash flows for Benit were deemed immaterial for separate presentation as a discontinued operation in the Consolidated Balance Sheet and Consolidated Statements of Cash Flows. All related footnotes to the Consolidated Financial Statements have been adjusted to exclude the effect of the operating results of Benit. Refer to Note 2, “Acquisitions and Divestitures,” in these Notes to the Consolidated Financial Statements for additional information.

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

(e) Translation of Foreign Currencies: Foreign currency assets and liabilities of the Company’s international subsidiaries are translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing throughout the year. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as part of the foreign currency translation adjustment in Stockholders’ Equity. Gains and losses from foreign currency transactions are included in the “Other (gains) expenses, net” line item in the Consolidated Statements of Operations in the period in which they occur. Net income includes exchange transaction gains (losses) and the impact of derivatives, net of taxes, of approximately $7 million, $17 million and $0 million in the fiscal years ended March 31, 2009, 2008 and 2007, respectively. Refer to Note 4, “Derivatives and Fair Value Measurements,” for additional information.

(f) Revenue Recognition: The Company generates revenue from the following primary sources: (1) licensing software products; (2) providing customer technical support (referred to as “maintenance”); and (3) providing professional services, such as product implementation, consulting and education. Revenue is recorded net of applicable sales taxes.

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

Software Fees and Other: Software fees and other revenue primarily consist of revenue that is recognized on an up-front basis. This includes revenue generated through transactions with distribution and original equipment manufacturer channel partners (sometimes referred to as the Company’s “indirect” or “channel” revenue) and certain revenue associated with new or acquired products sold on an up-front basis. Also included is financing fee revenue, which results from the discounting of product sales recognized on an up-front basis with extended payment terms to present value. Revenue recognized on an up-front basis results in higher revenue for the period than if the same revenue had been recognized ratably under the Company’s subscription model.

(g) Sales Commissions: Sales commissions are recognized in the period the commissions are earned by employees, which is typically upon the signing of the contract. The Company accrues for sales commissions based on, among other things, estimates of how the sales personnel will perform against specified annual sales quotas. These estimates involve assumptions regarding the Company’s projected new product sales and billings. All of these assumptions reflect the Company’s best estimates, but these items involve uncertainties, and as a result, if other assumptions had been used in the period, sales commission expense could have been affected for that period. Under the Company’s current sales compensation model, during periods of high growth and sales of new products relative to revenue in that period, the amount of sales commission expense attributable to the license agreements signed in the period would be recognized fully and could negatively impact income and net income per share in that period.

(h) Accounting for Stock-Based Compensation: Stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee requisite service period (generally the vesting period of the equity grant).

The Company currently maintains several stock-based compensation plans. The Company uses the Black-Scholes option-pricing model to compute the estimated fair value of certain stock-based awards. The Black-Scholes model includes assumptions regarding dividend yields, expected volatility, expected lives, and risk-free interest rates. These assumptions reflect the Company’s best estimates, but these items involve uncertainties based on market and other conditions outside of the Company’s control. As a result, if other assumptions had been used, stock-based compensation expense could have been materially affected. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially affected in future years.

As described in Note 10, “Stock Plans,” in these Notes to the Consolidated Financial Statements, performance share units (PSUs) are awards under the long-term incentive programs for senior executives where the number of shares or restricted shares, as applicable, ultimately received by the employee depends on Company performance measured against specified targets and will be determined after a three-year or one-year period as applicable. The fair value of each award is estimated on the date that the performance targets are established based on the fair value of the Company’s stock and its estimate of the level of achievement of its performance targets. The Company recalculates the fair value of issued PSUs each reporting period until the underlying shares are granted. The adjustment is based on the quoted market price of the Company’s stock on the reporting period date. Each quarter, the Company compares the actual performance it expects to achieve with the performance targets.

(i) Net Income from Continuing Operations per Share: Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed by dividing (i) the sum of net income and the after-tax amount of interest expense recognized in the period associated with outstanding dilutive Convertible Senior Notes by (ii) the sum of the weighted average number of common shares outstanding for the period and dilutive common share equivalents.

For the fiscal years ended March 31, 2009, 2008 and 2007, approximately 14 million, 13 million and 15 million restricted stock awards and options to purchase common stock, respectively, were excluded from the calculation, as their effect on net income per share was anti-dilutive during the respective periods.

	YEAR ENDED MARCH 31,
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)	2009	2008	2007

Income from continuing operations, net of taxes	$694	$500	$121
Interest expense associated with the 1.625% Convertible Senior Notes, net of tax	5	5	5

Numerator in calculation of diluted income per share	$699	505	126

Weighted average shares outstanding and common share equivalents

Weighted average common shares outstanding	513	514	544
Weighted average shares upon assumed conversion of 1.625% Convertible Senior Notes	23	23	23
Weighted average awards outstanding	4	4	2

Denominator in calculation of diluted income per share	540	541	569

Diluted income per share from continuing operations	$1.29	$0.93	$0.22

(j) Comprehensive Income: Comprehensive income includes net income, foreign currency translation adjustments and unrealized gains (losses), net of taxes, on the Company’s available-for-sale securities and derivatives. As of March 31, 2009 and 2008, accumulated other comprehensive loss included foreign currency translation losses of approximately $178 million and $101 million, respectively. Accumulated other comprehensive loss also includes an unrealized loss on derivatives, net of tax, of $5 million for the fiscal year ended March 31, 2009 and an unrealized gain on equity securities, net of tax, of less than $1 million for the fiscal year ended March 31, 2008. The components of comprehensive income, net of tax, for the fiscal years ended March 31, 2009, 2008 and 2007 are included within the Consolidated Statements of Stockholders’ Equity.

(k) Fair Value of Financial Instruments: The carrying value of financial instruments classified as current assets and current liabilities, such as cash and cash equivalents, accounts payable, accrued expenses, and short-term debt, approximate fair value due to the short-term maturity of the instruments. The fair values of derivatives and long-term debt, including current maturities, have been based on quoted market prices. Refer to Note 4, “Derivatives and Fair Value Measurements” and Note 7, “Debt” in these Notes to the Consolidated Financial Statements for additional information.

(l) Concentration of Credit Risk: Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash equivalents, marketable securities, derivatives and accounts receivable. The Company holds cash and cash equivalents in major financial institutions and related money market funds, some of which are protected by the U.S. Treasury’s Temporary Guarantee Program for Money Market Funds. Amounts invested in international funds are subject to different levels of protection depending upon the jurisdiction. The Company historically has not experienced any losses in its cash and cash equivalent portfolios.

Amounts included in accounts receivable expected to be collected from customers, as disclosed in Note 6, “Trade and Installment Accounts Receivable,” have limited exposure to concentration of credit risk due to the diverse customer base and geographic areas covered by operations. Unbilled amounts due under the Company’s prior business model that are expected to be collected from customers include one large IT outsourcer with a license arrangement that extends through fiscal year 2012 with a net unbilled receivable balance of approximately $232 million at March 31, 2009.

Prior to fiscal year 2001, the Company sold individual accounts receivable from certain financial institutions to a third party subject to certain recourse provisions. The outstanding principal balance subject to recourse of these receivables was approximately $38 million and $81 million as of March 31, 2009 and March 31, 2008, respectively. As of March 31, 2009, the Company has established a liability for the fair value of the recourse provisions of approximately $2 million associated with these receivables.

(m) Cash, Cash Equivalents and Marketable Securities: All financial instruments purchased with an original maturity of three months or less are considered cash equivalents. The Company has determined that all of its investment securities should be classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in the Stockholders’ Equity of the balance sheet under the caption “Accumulated Other Comprehensive Loss.” The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in the “Interest expense, net” line item in the Consolidated Statements of Operations. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in the “General, and administrative” line item in the Consolidated Statements of Operations. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in the “Interest expense, net” line item in the Consolidated Statements of Operations.

The Company’s cash, cash equivalents and marketable securities are held in numerous locations throughout the world, with approximately 50% residing outside the United States at March 31, 2009. Marketable securities were less than $1 million at March 31, 2009 and March 31, 2008.

Total interest income, which primarily related to the Company’s cash and cash equivalent balances, for the fiscal years ended March 31, 2009, 2008 and 2007 was approximately $70 million, $92 million and $66 million, respectively, and is included in the “Interest expense, net” line item in the Consolidated Statements of Operations.

(n) Restricted Cash: The Company’s insurance subsidiary requires a minimum restricted cash balance of $50 million. In addition, the Company has other restricted cash balances, including cash collateral for letters of credit. The total amount of restricted cash as of March 31, 2009 and 2008 was approximately $56 million and $62 million, respectively, and is included in the “Other noncurrent assets, net” line item on the Consolidated Balance Sheets.

(o) Long-Lived Assets

Property and Equipment: Land, buildings, equipment, furniture, and improvements are stated at cost. Depreciation and amortization are provided over the estimated useful lives of the assets by the straight-line method. Building and improvements are estimated to have 5- to 40-year lives, and the remaining property and equipment are estimated to have 3- to 7-year lives.

A summary of property and equipment is as follows:

	MARCH 31,
(DOLLARS IN MILLIONS)	2009	2008

Land and buildings	$199	$256
Equipment, furniture, and improvements	1,258	1,236

	1,457	1,492
Accumulated depreciation and amortization	(1,015)	(996)

Net property and equipment	$442	$496

Depreciation expense for the fiscal years ended March 31, 2009, 2008 and 2007 was approximately $96 million, $91 million and $92 million, respectively.

Capitalized Software Costs and Other Identified Intangible Assets: Capitalized software costs include the fair value of rights to market software products acquired in purchase business combinations. In allocating the purchase price to the assets acquired in a purchase business combination, the Company allocates a portion of the purchase price equal to the fair value at the acquisition date of the rights to market the software products of the acquired company. The Company amortizes all purchased software costs over their remaining economic lives, estimated to be between two and ten years from the date of acquisition.

In accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” internally generated software development costs associated with new products and significant enhancements to existing software products are expensed as incurred until technological feasibility has been established. Internally generated software development costs of approximately $135 million, $112 million and $85 million were capitalized during fiscal years 2009, 2008 and 2007, respectively. The Company recorded amortization of approximately $68 million, $57 million and $54 million for the fiscal years ended March 31, 2009, 2008 and 2007, respectively, which was included in the “Amortization of capitalized software costs” line item in the Consolidated Statements of Operations. Unamortized, internally generated software development costs included in the “Other noncurrent assets, net” line item on the Consolidated Balance Sheets as of March 31, 2009 and 2008 were approximately $333 million and $276 million, respectively. Annual amortization of capitalized software costs is the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life of the software product, generally estimated to be five years from the date the product became available for general release to customers. The Company amortized capitalized software costs using the straight-line method in fiscal years 2009, 2008 and 2007, as anticipated future revenue is projected to increase for several years considering the Company is continuously integrating current software technology into new software products.

Other identified intangible assets include both customer relationships and trademarks/trade names.

In connection with the acquisition of Cybermation, Inc., MDY Group International, Inc., and XOsoft, Inc., in fiscal year 2007, the Company recognized approximately $19 million, $3 million and $7 million, respectively, of customer relationships and trademarks/trade names.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” certain identified intangible assets with indefinite lives are not subject to amortization. The Company reviews its long lived assets and certain identifiable intangible assets with indefinite lives for impairment annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. During fiscal year 2009, the Company did not record impairment charges relating to certain identifiable intangible assets that were acquired in conjunction with prior year acquisitions and not subject to amortization. During the first quarter of fiscal year 2008, the Company recorded impairment charges of less than $1 million relating to certain identifiable intangible assets that were acquired in conjunction with prior year acquisitions and not subject to amortization. These impairment charges were reported in the “Restructuring and other” line item in the Consolidated Statements of Operations.

The Company amortizes all other identified intangible assets over their remaining economic lives, estimated to be between three and twelve years from the date of acquisition. The Company recorded amortization of other identified intangible assets of approximately $53 million, $66 million and $57 million in fiscal 2009, 2008 and 2007, respectively. The net carrying value of other identified intangible assets as of March 31, 2009 and 2008 was approximately $237 million and $285 million, respectively, and was included in the “Other noncurrent assets, net” line item on the Consolidated Balance Sheets.

The gross carrying amounts and accumulated amortization for identified intangible assets at March 31, 2009 was approximately $6,408 million and $5,683 million, respectively. These amounts include fully amortized intangible assets of approximately $5,042 million, which is composed of purchased software of approximately $4,545 million, internally developed software of approximately $381 million and other identified intangible assets subject to amortization of approximately $116 million. The remaining gross carrying amounts and accumulated amortization for identified intangible assets that are not fully amortized are as follows:

	AS OF MARCH 31, 2009
	GROSS
	AMORTIZABLE	ACCUMULATED	NET
(IN MILLIONS)	ASSETS	AMORTIZATION	ASSETS
Capitalized software:
Purchased	$322	$167	$155
Internally developed	481	148	333
Other identified intangible assets subject to amortization	549	326	223
Other identified intangible assets not subject to amortization	14	—	14

Total	$1,366	$641	$725

The gross carrying amounts and accumulated amortization for identified intangible assets at March 31, 2008 was approximately $6,249 million and $5,517 million, respectively. These amounts include fully amortized intangible assets of approximately $4,943 million, which is composed of purchased software of approximately $4,488 million, internally developed software of approximately $345 million and other identified intangible assets subject to amortization of approximately $110 million. The remaining gross carrying amounts and accumulated amortization for identified intangible assets that are not fully amortized are as follows:

	AS OF MARCH 31, 2008
	GROSS
	AMORTIZABLE	ACCUMULATED	NET
(IN MILLIONS)	ASSETS	AMORTIZATION	ASSETS
Capitalized software:
Purchased	$345	$174	$171
Internally developed	397	121	276
Other identified intangible assets subject to amortization	550	279	271
Other identified intangible assets not subject to amortization	14	—	14

Total	$1,306	$574	$732

Based on the identified intangible assets recorded through March 31, 2009, the annual amortization expense over the next five fiscal years is expected to be as follows:

	YEAR ENDED MARCH 31,
(IN MILLIONS)	2010	2011	2012	2013	2014
Capitalized software:
Purchased	$51	$40	$28	$20	$12
Internally developed	87	83	67	53	34
Other identified intangible assets subject to amortization	53	52	32	26	21

Total	$191	$175	$127	$99	$67

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

Goodwill: Goodwill represents the excess of the aggregate purchase price over the fair value of the net tangible and identifiable intangible assets and in-process research and development acquired by the Company in a purchase business combination. Goodwill is not amortized into results of operations but instead is reviewed for impairment. During the fourth quarter of fiscal year 2009, the Company performed its annual impairment review of goodwill and concluded that there was no impairment in fiscal year 2009. Similar impairment reviews were performed during the fourth quarter of fiscal years 2008 and 2007. The Company concluded that there was no impairment to be recorded in those fiscal years.

The carrying value of goodwill was approximately $5,364 million and $5,351 million as of March 31, 2009 and March 31, 2008, respectively. During fiscal year 2009, goodwill increased by approximately $26 million as a result of fiscal year 2009 acquisitions, which was partially offset by approximately $13 million of goodwill adjustments for prior year acquisitions.

The carrying value of goodwill was approximately $5,351 million and $5,345 million as of March 31, 2008 and March 31, 2007, respectively. During fiscal year 2008, goodwill increased by approximately $12 million as a result of fiscal year 2008 acquisitions, which was partially offset by approximately $6 million of goodwill adjustments for prior year acquisitions.

(p) Income Taxes: SFAS No. 109, “Accounting for Income Taxes,” requires the Company to estimate its actual current tax liability in each jurisdiction; estimate differences resulting from differing treatment of items for financial statement purposes versus tax return purposes (known as “temporary differences”), resulting in deferred tax assets and liabilities; and assess the likelihood that the Company’s deferred tax assets will be recovered from future taxable income. If the Company believes that recovery is not likely, it establishes a valuation allowance. The factors that the Company considers in assessing the likelihood of realization of these deferred tax assets include the forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets.

When the Company prepares its consolidated financial statements, the Company estimates its income taxes in each jurisdiction in which it operates. On April 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). Among other things FIN 48 prescribes a “more-likely-than-not” threshold for the recognition and derecognition of tax positions.

(q) Deferred Revenue (Billed or Collected): The Company accounts for unearned revenue on billed amounts due from customers on a “gross method” of presentation. Under the gross method, unearned revenue on billed installments (collected or uncollected) is reported as deferred revenue in the liability section of the balance sheet. The components of “Deferred revenue (billed or collected) — current” and “Deferred revenue (billed or collected) — noncurrent” as of March 31, 2009 and March 31, 2008 are as follows:

	AS OF MARCH 31,
(IN MILLIONS)	2009	2008
Current:
Subscription and maintenance	$2,272	$2,455
Professional services	150	166
Financing obligations and other	9	43

Total deferred revenue (billed or collected) — current	2,431	2,664

Noncurrent:
Subscription and maintenance	987	1,001
Professional services	10	22
Financing obligations and other	3	13

Total deferred revenue (billed or collected) — noncurrent	1,000	1,036

Total deferred revenue (billed or collected)	$3,431	$3,700

Deferred revenue (billed or collected) excludes unrealized revenue from contractual obligations that will be billed by the Company in future periods.

(r) Stock Repurchases: During the third quarter of fiscal year 2009, the Company paid approximately $4 million to repurchase approximately 0.3 million of its common shares at an average price of $15.84. The repurchase is included in “Cash used in financing activities” in the Company’s Consolidated Statement of Cash Flows for fiscal year ended March 31, 2009. As of March 31, 2009, the Company remained authorized to purchase an aggregate amount of up to approximately $246 million of additional common shares under the current stock repurchase program that was approved on October 29, 2008 by the Company’s Board of Directors. The approved stock repurchase program authorizes the Company to acquire up to $250 million of its common stock.

During fiscal year 2008, the Company concluded its previously announced $500 million Accelerated Share Repurchase program with a third-party financial institution. In June 2007, the Company paid $500 million to repurchase shares of its common stock and received approximately 16.9 million shares at inception. Based on the terms of the agreement between the Company and the third-party financial institution, the Company received approximately 3.0 million additional shares of its common stock at the conclusion of the program in November 2007 at no additional cost. The average price paid under the Accelerated Share Repurchase program was $25.13 per share and total shares repurchased was approximately 19.9 million. The $500 million payment under the Accelerated Share Repurchase program is included in the cash flows used in financing activities section in the Company’s Consolidated Statement of Cash Flows for the fiscal year ended March 31, 2008 and is recorded as treasury stock in the Stockholders’ Equity section of the Consolidated Balance Sheet.

(s) Adoption of new accounting principles: Effective April 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements,” as modified by the Financial Accounting Standards Board (FASB) Staff Position (FSP) Financial Accounting Standard (FAS) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. FSP FAS 157-1 removes leasing from the scope of SFAS No. 157. FSP FAS 157-2 delays the effective date of SFAS No. 157 from the Company’s fiscal year ending March 31, 2009 to the Company’s fiscal year ending March 31, 2010 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

The provisions of SFAS No. 157 as amended by FSP FAS 157-1 were applied prospectively to fair value measurements and disclosures for financial assets and financial liabilities recognized or disclosed at fair value in the financial statements. The adoption of these Statements did not have an effect on the Company’s consolidated results of operations or financial position for the fiscal year 2009. While the Company does not expect the adoption of these Statements to have a material effect on its consolidated results of operations or financial position in subsequent reporting periods, the Company will continue to monitor any additional implementation guidance that is issued that addresses the fair value measurements for certain financial assets, and non-financial assets and non-financial liabilities not disclosed at fair value in the financial statements on at least an annual basis as required by SFAS No. 157.

In accordance with SFAS No. 157 as amended by FSP FAS 157-1, the Company modified its disclosures relating to the fair value measurements and disclosures for financial assets. Refer to Note 4, “Derivatives and Fair Value Measurements,” for additional information regarding the assets and liabilities carried at fair value on the Company’s financial statements.

Effective April 1, 2008, the Company adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. As permitted by SFAS No. 159 implementation options, the Company chose not to elect the fair value option for its financial assets and liabilities that had not been previously measured at fair value. Therefore, material financial assets and liabilities, such as the Company’s short- and long-term debt obligations, are reported at their historical carrying amounts.

Effective April 1, 2008, the Company elected to adopt the provisions of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.” SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of SFAS No. 161 did not have an effect on the Company’s consolidated results of operations or financial position for the fiscal year 2009.

Refer to Note 4, “Derivatives and Fair Value Measurements,” for additional information regarding the Company’s derivative activities.

In May 2008, the Financial Accounting Standards Board (FASB) issued Financial Staff Position (FSP) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP No. APB 14-1 requires the issuer of convertible debt instruments with cash settlement features to account separately for the liability and equity components of the instruments. The debt will be recognized at the present value of its cash flows discounted using the issuer’s nonconvertible debt borrowing rate at the time of issuance. The equity component will be recognized as the difference between the proceeds from the issuance of the convertible debt instrument and the fair value of the liability. FSP No. APB 14-1 will also require an accretion of the resulting debt discount over the expected life of the debt. The proposed transition guidance requires retrospective application to all periods presented, and does not grandfather existing instruments. FSP No. APB 14-1 is effective for fiscal years beginning after December 15, 2008. The Company plans to adopt FSP APB 14-1 on April 1, 2009.

Upon adoption of FSP APB 14-1, the Company will be required to revise prior period financial statements. Total stockholders’ equity will increase by $11 million for the March 31, 2009 reporting period. The Company’s reported net income will decrease by $15 million, $14 million and $13 million for March 31, 2009, 2008 and 2007, respectively. The Company’s basic earnings per share will decrease by approximately $0.03, $0.02 and $0.02 for the fiscal years ended March 31, 2009, 2008 and 2007, respectively. The Company’s diluted net income per share will decrease by approximately $0.02 for the fiscal year ended March 31, 2007. Diluted net income per share for the fiscal years ended March 31, 2009 and 2008 will not be affected.

In June 2008, the FASB issued Emerging Issues Task Force (EITF) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” FSP EITF No. 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008 and requires all presented prior-period earnings per share data to be adjusted retrospectively. FSP EITF No. 03-6-1 will not have a material impact on the Company’s Consolidated Financial Statements.

(t) Reclassifications: Certain prior year balances have been reclassified to conform to the current period’s presentation.

Effective with the filing of the Company’s Quarterly Report on Form 10-Q for the first quarter of fiscal year 2009, the Company refined the classification of certain costs reported on its Consolidated Statement of Operations to better reflect the allocation of various expenses to the new line items and to better align the Company’s reported financial statements with the Company’s internal view of its business performance. To maintain consistency and comparability, the Company reclassified prior-year amounts to conform to the current-year Consolidated Statements of Operations presentation. These expense reclassifications had no effect on previously reported total expenses or total revenue.

The following table summarizes the expense section of the Company’s Consolidated Statements of Operations for the reported prior periods indicated, giving effect to the reclassifications described above.

	YEAR ENDED		YEAR ENDED
	MARCH 31, 2008		MARCH 31, 2007
	PREVIOUSLY		PREVIOUSLY
(IN MILLIONS)	REPORTED(1)	REVISED	REPORTED(1)	REVISED
Costs of licensing and maintenance	$267	$272	$244	$250
Cost of professional services	350	368	326	333
Amortization of capitalized software costs	117	117	354	354
Selling and marketing	1,258	1,327	1,269	1,340
General and administrative	632	530	646	549
Product development and enhancements	516	526	544	557
Depreciation and amortization of other intangible assets	156	156	148	148
Other (gains) expenses, net	6	6	(13)	(13)
Restructuring and other	121	121	201	201
Charge for in-process research and development costs	—	—	10	10

Total expenses before interest and taxes	$3,423	$3,423	$3,729	$3,729

(1)	As reported in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

(u) Statements of Cash Flows: Interest payments for the fiscal years ended March 31, 2009, 2008 and 2007 were approximately $103 million, $133 million and $112 million, respectively. Income taxes paid for these fiscal years were approximately $351 million, $374 million and $296 million, respectively.

Note 2 — Acquisitions and Divestitures
Acquisitions
Acquisitions are accounted for as purchases and, accordingly, their results of operations have been included in the Company’s Consolidated Financial Statements since the dates of the acquisitions. The purchase price for the Company’s acquisitions is allocated to the assets acquired and liabilities assumed from the acquired entity. These allocations are based upon estimates which may be revised within one year of the date of acquisition as additional information becomes available. The Company’s acquisitions during fiscal years 2009 and 2008 were considered immaterial, both individually and in the aggregate, compared with the results of the Company’s operations and therefore purchase accounting information and proforma disclosure are not presented.

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

The total cost of these acquisitions was approximately $173 million, net of approximately $20 million of cash and cash equivalents acquired and excluding a holdback of approximately $9 million. The Company paid the entire holdback payment amount during fiscal year 2008.

The Company recorded a charge of approximately $10 million for in-process research and development costs associated with the acquisition of XOsoft during the second quarter of fiscal year 2007. Total goodwill recognized in these transactions amounted to approximately $117 million, which included a downward adjustment recorded in fiscal year 2008 of approximately $4 million. The downward adjustment was due to the recognition of deferred tax assets associated with acquired net operating losses. The allocation of a significant portion of the purchase price to goodwill was predominantly due to the relatively short lives of the developed technology assets, whereas a substantial amount of the purchase price was based on anticipated earnings beyond the estimated lives of the intangible assets. The acquisitions completed in fiscal year 2007 were considered immaterial, both individually and in the aggregate, and therefore pro-forma information for fiscal year 2007 is not presented.

The Company had approximately $20 million and $13 million of accrued acquisition-related costs as of March 31, 2009 and 2008, respectively. Approximately $10 million of the March 31, 2009 accrued acquisition-related costs related to holdback amounts for current year acquisitions. Acquisition-related costs are comprised of employee costs, duplicate facilities and other acquisition-related costs that are incurred as a result of the Company’s current and prior period acquisitions.

The liabilities for duplicate facilities and other costs relate to operating leases, which are actively being renegotiated and expire at various times through 2013, negotiated buyouts of certain operating lease commitments, and other contractual liabilities. The liabilities for employee costs primarily relate to involuntary termination benefits. The Company recorded adjustments of approximately $12 million in fiscal year 2008. The adjustments primarily consisted of reductions to obligations from prior period acquisitions that were settled for amounts less than originally estimated. This amount was recorded as a reduction in general and administrative expenses. The remaining liability balances are included in the “Accrued expenses and other current liabilities” line item on the Consolidated Balance Sheets.

Discontinued Operations
In fiscal year 2007, the Company sold its 70% interest in Benit for approximately $3 million. The 70% interest sold represented all of the Company’s outstanding equity interest in Benit. As a result of the sale, the Company realized a loss of approximately $2 million, net of taxes, in the third quarter of fiscal year 2007. Included in the loss was the recognition of the cumulative foreign currency translation amount related to Benit of approximately $10 million which was previously included in “Accumulated other comprehensive loss.” The cash flows for Benit were deemed immaterial for separate presentation as a discontinued operation in the Consolidated Statements of Cash Flows. Benit offered a wide range of corporate solution services, such as IT outsourcing, business integration services, enterprise solutions and IT service management in Korea. The sale was part of the Company’s fiscal year 2007 cost reduction and restructuring plan (the fiscal 2007 restructuring plan). Refer to Note 3, “Restructuring and Other” in these Notes to the Consolidated Financial Statements for additional information.

Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has separately presented the results of Benit as a discontinued operation, including the loss on the sale, on the Consolidated Statement of Operations.

The operating results of Benit are summarized as follows:

YEAR ENDED
(IN MILLIONS)	MARCH 31, 2007

Subscription and maintenance revenue	$11
Software fees and other	3
Professional services	7

Total revenue	$21

Loss from sale of discontinued operation, net of taxes	$(2)
Loss from discontinued operation, net of taxes	$(1)

Note 3 — Restructuring and Other
Restructuring
Fiscal 2007 restructuring plan: In August 2006, the Company announced the fiscal 2007 restructuring plan to significantly improve the Company’s expense structure and increase its competitiveness. The fiscal 2007 restructuring plan’s objectives included a workforce reduction, global facilities consolidations and other cost reduction initiatives. The total cost of the fiscal 2007 restructuring plan was initially expected to be approximately $200 million.

In April 2008, the objectives of the plan were expanded to include additional workforce reductions, global facilities consolidations and other cost reduction initiatives with expected additional cost of $75 million to $100 million, bringing the total pre-tax restructuring charges for the fiscal 2007 restructuring plan to $275 million to $300 million.

On March 31, 2009, the Company approved additional cost reduction and restructuring actions relating to the fiscal 2007 restructuring plan. The objectives were expanded to now include (1) an additional workforce reduction of approximately 300 to bring the total to approximately 3,100 positions since the inception of the fiscal 2007 restructuring plan, (2) additional global facilities consolidations and (3) additional other cost reduction initiatives. The Company expects total additional charges of approximately $45 million, bringing the total expected pre-tax restructuring charges for the fiscal 2007 restructuring plan to approximately $345 million.

Severance: The Company currently estimates a reduction in workforce of approximately 3,100 individuals under the fiscal 2007 restructuring plan. The termination benefits the Company has offered in connection with this workforce reduction are substantially the same as the benefits the Company has provided historically for non-performance-based workforce reductions, and in certain countries have been provided based upon prior experiences with the restructuring plan announced in July 2005 (the fiscal 2006 plan) as described below. These costs have been recognized in accordance with SFAS No. 112, “Employer’s Accounting for Post Employment Benefits, an Amendment of FASB Statements No. 5 and 43” (SFAS No. 112). Enhancements to termination benefits which exceed past practice will be recognized as incurred in accordance with SFAS No. 146 “Accounting for Costs Associated With Exit or Disposal Activities” (SFAS No. 146). The Company incurred approximately $28 million and $71 million of severance costs for the fiscal years ended March 31, 2009 and March 31, 2008, respectively. These charges relate to a total of approximately 600 individuals in fiscal year 2009 and approximately 1,000 individuals in fiscal year 2008. Final payment of these amounts is dependent upon settlement with the works councils in certain international locations. The plans associated with the balance of the reductions in workforce are still being finalized and the associated charges will be recorded once the actions are approved by management.

Facilities Abandonment: The Company recorded the costs associated with lease termination or abandonment when the Company ceased to utilize the leased property. Under SFAS No. 146, the liability associated with lease termination or abandonment is measured as the present value of the total remaining lease costs and associated operating costs, less probable sublease income. The Company accretes its obligations related to facilities abandonment to the then-present value and, accordingly, recognizes accretion expense in future periods. The Company incurred approximately $68 million and $26 million of charges related to abandoned properties during the fiscal years ended March 31, 2009 and March 31, 2008, respectively.

Accrued restructuring costs and changes in the accruals for fiscal years 2008 and 2007 associated with the fiscal 2007 restructuring plan were as follows:

		FACILITIES
(IN MILLIONS)	SEVERANCE	ABANDONMENT

Accrued balance as of March 31, 2007	$87	$17
Additions	71	26
Payments	(65)	(16)

Accrued balance as of March 31, 2008	93	27
Additions	28	68
Payments	(76)	(24)

Accrued balance as of March 31, 2009	$45	$71

The liability balance for the severance portion of the remaining reserve is included in the “Salaries, wages and commissions” line on the Consolidated Balance Sheets. The liability for the facilities portion of the remaining reserve is included in the

“Accrued expenses and other current liabilities” and “Other noncurrent liabilities” line items on the Consolidated Balance Sheets. The costs are included in the “Restructuring and other” line item on the Consolidated Statements of Operations for the fiscal years ended March 31, 2009 and March 31, 2008.

Fiscal 2006 Restructuring Plan: In July 2005, the Company announced the fiscal 2006 restructuring plan to increase efficiency and productivity and to more closely align its investments with strategic growth opportunities. The Company has recognized substantially all of the costs associated with the fiscal 2006 restructuring plan. The liability balance for the severance portion of the remaining reserve is included in the “Salaries, wages and commissions” line on the Consolidated Balance Sheets. The balance of accrued severance related to the fiscal 2006 plan as of March 31, 2009 and March 31, 2008 is less than $1 million and approximately $1 million, respectively. The liability for the facilities portion of the remaining reserve is included in the “Accrued expenses and other current liabilities” line item on the Consolidated Balance Sheets. The balance of accrued facilities related to the fiscal 2006 plan as of March 31, 2009 and March 31, 2008 is approximately $8 million and $10 million, respectively.

Other
During the fiscal year ended March 31, 2008, the Company incurred approximately $12 million in legal fees in connection with matters under review by the Special Litigation Committee, composed of independent members of the Board of Directors (refer to Note 8, “Commitments and Contingencies” in these Notes to the Consolidated Financial Statements for additional information). Additionally, during fiscal year 2009 and fiscal year 2008, the Company recorded impairment charges of approximately $5 million and $6 million, respectively, for software that was capitalized for internal use but was determined to be impaired. During fiscal year 2008, the Company incurred an approximate $4 million expense related to a loss on the sale of an investment in marketable securities associated with the closure of an international location.

Note 4 — Derivatives and Fair Value Measurement
The Company is exposed to certain financial market risks relating to its business operations, including changes in interest rates, which could include monetary assets and liabilities, and foreign exchange rate risk associated with the Company’s operating exposures, which could include its exposure to foreign currency denominated monetary assets and liabilities and forecasted transactions. The Company enters into derivative contracts with the intent of mitigating a certain portion of these risks.

Derivatives are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). During fiscal years 2009 and 2008, the Company did not designate its foreign exchange derivatives as hedges under SFAS No. 133. Accordingly, all foreign exchange derivatives are recognized on the Consolidated Balance Sheets at fair value and unrealized or realized changes in fair value from these contracts are recorded as “Other (gains) expenses, net” in the Company’s Consolidated Statements of Operations.

During fiscal year 2009, the Company entered into interest rate swaps with a total notional value of $250 million to hedge a portion of its variable interest rate payments. These derivatives are designated as cash flow hedges under SFAS No. 133. The effective portion of these cash flow hedges are recorded as “Accumulated other comprehensive loss” in the Company’s Consolidated Balance Sheet and reclassified into “Interest expense, net,” in the Company’s Consolidated Statements of Operations in the same period during which the hedged transaction affects earnings. Any ineffective portion of the cash flow hedges would be recorded immediately to “Interest expense, net;” however, no ineffectiveness existed in the fiscal year ended March 31, 2009.

As described in Note 1, the Company adopted the provisions of SFAS No. 157 as amended by FSP FAS 157-1 and FSP FAS 157-2 on April 1, 2008. Pursuant to the provisions of FSP FAS 157-2, the Company will not apply the provisions of SFAS No. 157 to any nonfinancial assets and nonfinancial liabilities until April 1, 2009. The Company recorded no change to its opening balance of retained earnings as of April 1, 2008 as it did not have any financial instruments requiring retrospective application under the provisions of SFAS No. 157.

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

•	Level 1 — Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2 — Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly;

•	Level 3 — Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

SFAS No. 157 requires the use of observable market data if such data is available without undue cost and effort.

Items Measured at Fair Value on a Recurring Basis
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2009 consistent with the fair value hierarchy provisions of SFAS No. 157.

Fair Value Measurement at Reporting Date Using

	ESTIMATED	QUOTED PRICES IN
	FAIR VALUE	ACTIVE MARKETS FOR	SIGNIFICANT OTHER
	AS OF	IDENTICAL ASSETS	OBSERVABLE INPUTS
(IN MILLIONS)	MARCH 31, 2009	(LEVEL 1)	(LEVEL 2)

Assets:
Money market funds	$1,617	$1,617	$—
Government securities	405	405	—

Total Assets	$2,022	$2,022	$—

Liabilities:
Interest Rate Derivatives(1)	7	—	7

Total Liabilities	$7	$—	$7

(1)	Interest rate derivatives are designated as cash flow hedges under SFAS No. 133

As of March 31, 2009, the Company had approximately $1,567 million and $50 million of investments in money market funds classified as “Cash, cash equivalents and marketable securities” and “Other noncurrent assets, net” for restricted cash amounts, respectively, in its Consolidated Balance Sheet. The Company also had approximately $405 million in government securities, comprised of treasury bills, classified as “Cash, cash equivalents and marketable securities” in its Consolidated Balance Sheet at March 31, 2009.

As of March 31, 2009, the Company had no foreign exchange derivative contracts outstanding. At March 31, 2009, approximately $7 million of the Company’s interest rate derivatives are included in “Other current liabilities” on the Consolidated Balance Sheet.

As of March 31, 2009, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). The Company did not have any outstanding asset or liability derivatives as of March 31, 2008.

For the Company’s interest rate derivatives, the amount of loss recorded in accumulated other comprehensive loss from the “Effective Portion” was approximately $7 million for the fiscal year ended March 31, 2009. The amount of loss reclassified from accumulated other comprehensive income into “Interest expense, net” was approximately $2 million for the fiscal year ended March 31, 2009. In the next twelve months, approximately $5 million is expected to be released from “Accumulated other comprehensive loss” to income. The Company did not enter into interest rate derivative arrangements for the fiscal year ended March 31, 2008.

A summary of the effect of the interest rate and foreign exchange derivatives on the Company’s Consolidated Statement of Operations is as follows:

Location of Net Gain Recognized in Income on Derivatives

	AMOUNT OF NET
	(GAIN)/LOSS RECOGNIZED
	IN INCOME ON DERIVATIVES
	YEAR ENDED	YEAR ENDED
	MARCH 31,	MARCH 31,
(IN MILLIONS)	2009	2008

Interest expenses, net(1)	$2	$—
Other (gains) expenses, net(2)	$(77)	$14

(1)	Interest rate derivatives are designated as cash flow hedges under SFAS No. 133

(2)	Foreign exchange derivatives are not designated as hedges under SFAS No. 133

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

In addition to its United States operations, the Company operates through branches and wholly-owned subsidiaries in 46 foreign countries located in North America (4), Africa (1), South America (7), Asia/Pacific (14) and Europe (20). Revenue is allocated to a geographic area based on the location of the sale. The following table presents information about the Company by geographic area for the fiscal years ended March 31, 2009, 2008 and 2007:

	UNITED
(IN MILLIONS)	STATES	EUROPE	OTHER	ELIMINATIONS	TOTAL

Year Ended March 31, 2009
Revenue
To unaffiliated customers	$2,291	$1, 265	$715	$—	$4,271
Between geographic areas(1)	522	—	—	(522)	—

Total revenue	2,813	1,265	715	(522)	4,271
Property and equipment, net	254	129	59	—	442
Identifiable assets	8,835	1,726	691	—	11,252
Total liabilities	5,327	1,038	543	—	6,908

Year Ended March 31, 2008
Revenue
To unaffiliated customers	$2,217	$1,299	$761	$—	$4,277
Between geographic areas(1)	562	—	—	(562)	—

Total revenue	2,779	1,299	761	(562)	4,277
Property and equipment, net	239	179	78	—	496
Identifiable assets(2)	8,976	2,008	772	—	11,756
Total liabilities	6,045	1,281	721	—	8,047

Year Ended March 31, 2007
Revenue:
To unaffiliated customers	$2,131	$1,131	$681	$—	$3,943
Between geographic areas(1)	510	—	—	(510)	—

Total revenue	2,641	1,131	681	(510)	3,943
Property and equipment, net	242	177	50	—	469
Identifiable assets(2)	8,807	1,928	782	—	11,517
Total liabilities(2)	6,182	1,057	624	—	7,863

(1)	Represents royalties from foreign subsidiaries determined as a percentage of certain amounts invoiced to customers.

(2)	Certain balances have been reclassified to conform to the current-year presentation.

No single customer accounted for 10% or more of total revenue for the fiscal years ended March 31, 2009, 2008 or 2007.

Note 6 — Trade and Installment Accounts Receivable
The Company uses installment license agreements as a standard business practice and has a history of successfully collecting substantially all amounts due under the original payment terms without making concessions on payments, software products, maintenance, or professional services. Net trade and installment accounts receivable represent financial assets derived from the committed amounts due from the Company’s customers. These accounts receivable balances are reflected net of unamortized discounts based on imputed interest for the time value of money for license agreements under the Company’s prior business model and allowances for doubtful accounts. These balances do not include unbilled contractual commitments executed under the Company’s current business model. Trade and installment accounts receivable are composed of the following components:

	MARCH 31,	MARCH 31,
(IN MILLIONS)	2009	2008

Current:
Accounts receivable — billed	$658	$817
Accounts receivable — unbilled	71	50
Other receivables	34	57
Unbilled amounts due within the next 12 months — prior business model	108	103
Less: Allowance for doubtful accounts	(25)	(30)
Less: Unamortized discounts	(7)	(27)

Net trade and installment accounts receivable — current	$839	$970

Noncurrent:
Unbilled amounts due beyond the next 12 months — prior business model	$132	$239
Less: Allowance for doubtful accounts	—	(1)
Less: Unamortized discounts	(4)	(4)

Net installment accounts receivable — noncurrent	$128	$234

During fiscal year 2008, the Company transferred its rights and interest in future committed installments under ratable software license agreements to third-party financial institutions with an aggregate contract value of approximately $17 million, for which the Company received cash of approximately $14 million. As of March 31, 2009 and 2008, the aggregate remaining amounts due to the third party financing institutions were approximately $10 million and $56 million, respectively. These amounts are classified as “Deferred revenue (billed or collected)” on the Consolidated Balance Sheets. The financing agreements may contain limited recourse provisions with respect to the Company’s continued performance under the license agreements. Based on the Company’s historical experience, the Company believes that any liability which may be incurred as a result of these limited recourse provisions is remote.

Note 7 — Debt
Credit Facilities
As of March 31, 2009 and 2008, the Company’s committed bank credit facilities consisted of a $1 billion, unsecured bank revolving credit facility.

	AS OF MARCH 31,
	2009		2008
	MAXIMUM	OUTSTANDING	MAXIMUM	OUTSTANDING
(IN MILLIONS)	AVAILABLE	BALANCE	AVAILABLE	BALANCE

2008 Revolving Credit Facility (expires August 2012)	$1,000	$750	$1,000	$750

2008 Revolving Credit Facility
In August 2007, the Company entered into an unsecured revolving credit facility (the 2008 Revolving Credit Facility). The maximum committed amount available under the 2008 Revolving Credit Facility is $1 billion, exclusive of incremental credit increases of up to an additional $500 million, which are available subject to certain conditions and the agreement of its lenders. The 2008 Revolving Credit Facility replaced the prior $1 billion 2004 Revolving Credit Facility (the 2004 Revolving Credit Facility), which was due to expire on December 2, 2008. The 2004 Revolving Credit Facility was terminated effective

August 29, 2007, at which time outstanding borrowings of $750 million were repaid and simultaneously re-borrowed under the 2008 Revolving Credit Facility. The 2008 Revolving Credit Facility expires on August 29, 2012. As of March 31, 2009 and 2008, $750 million was drawn down under the 2008 Revolving Credit Facility. Total interest expense relating to borrowings under the 2008 Revolving Credit Facility for fiscal years 2009, 2008 and 2007 was approximately $24 million, $44 million and $25 million, respectively.

Borrowings under the 2008 Revolving Credit Facility bear interest at a rate dependent on the Company’s credit ratings at the time of such borrowings and are calculated according to a base rate or a Eurocurrency rate, as the case may be, plus an applicable margin and utilization fee. The applicable margin for a base rate borrowing is 0.0% and, depending on the Company’s credit rating, the applicable margin for a Eurocurrency borrowing ranges from 0.27% to 0.875%. Also, depending on the Company’s credit rating at the time of the borrowing, the utilization fee can range from 0.10% to 0.25% for borrowings over 50% of the total commitment. At the Company’s credit ratings as of March 31, 2009, the applicable margin was 0% for a base rate borrowing and 0.425% for a Eurocurrency borrowing, and the utilization fee was 0.1%. As of March 31, 2009, the weighted average interest rate on the Company’s outstanding borrowings was 1.95%. In addition, the Company must pay facility commitment fees quarterly at rates dependent on its credit ratings. The facility commitment fees can range from 0.08% to 0.375% of the final allocated amount of each Lender’s full revolving credit commitment (without taking into account any outstanding borrowings under such commitments). Based on the Company’s credit ratings as of March 31, 2009, the facility commitment fee was 0.125% of the $1 billion committed amount.

The 2008 Revolving Credit Facility contains customary covenants for transactions of this type, including two financial covenants: (i) for the 12 months ending each quarter-end, the ratio of consolidated debt for borrowed money to consolidated cash flow, each as defined in the 2008 Revolving Credit Facility, must not exceed 4.00 to 1.00; and (ii) for the 12 months ending each quarter-end, the ratio of consolidated cash flow to the sum of interest payable on, and amortization of debt discount in respect of, all consolidated debt for borrowed money, as defined in the 2008 Revolving Credit Facility, must not be less than 5.00 to 1.00. In addition, as a condition precedent to each borrowing made under the 2008 Revolving Credit Facility, as of the date of such borrowing, (i) no event of default shall have occurred and be continuing and (ii) the Company is to reaffirm that the representations and warranties made by the Company in the 2008 Revolving Credit Facility (other than the representation with respect to material adverse changes, but including the representation regarding the absence of certain material litigation) are correct. As of March 31, 2009, the Company is in compliance with these debt covenants.

Senior Note Obligations
As of March 31, 2009 and 2008, the Company had the following unsecured, fixed-rate interest, senior note obligations outstanding:

	YEAR ENDED MARCH 31,
(IN MILLIONS)	2009	2008

6.500% Senior Notes due April 2008	$—	$350
1.625% Convertible Senior Notes due December 2009	460	460
4.750% Senior Notes due December 2009	176	500
6.125% Senior Notes due December 2014	500	500

6.500% Senior Notes
In the fiscal year ended March 31, 1999, the Company issued $1.75 billion of unsecured 6.500% Senior Notes in a transaction pursuant to Rule 144A under the Securities Act of 1933 (Rule 144A). In the first quarter of fiscal year 2009, the Company paid the $350 million of the 6.500% Senior Notes that was due and payable at that time. Subsequent to this scheduled payment, there were no further amounts due under this issuance.

1.625% Convertible Senior Notes
In fiscal year 2003, the Company issued $460 million of unsecured 1.625% Convertible Senior Notes (1.625% Notes) due December 2009, in a transaction pursuant to Rule 144A. The 1.625% Notes are senior unsecured indebtedness and rank equally with all existing senior unsecured indebtedness. Concurrent with the issuance of the 1.625% Notes, the Company entered into call spread repurchase option transactions (1.625% Notes Call Spread) to partially mitigate potential dilution from conversion of the 1.625% Notes. The option purchase price of the 1.625% Notes Call Spread was approximately $73 million and the entire purchase price was charged to stockholders’ equity in December 2002. Under the terms of the

1.625% Notes Call Spread, the Company can elect to receive (i) outstanding shares equivalent to the number of shares that will be issued if all of the 1.625% Notes are converted into shares (23 million shares) upon payment of an exercise price of $20.04 per share (aggregate price of $460 million); or (ii) a net cash settlement, net share settlement or a combination, whereby the Company will receive cash or shares equal to the increase in the market value of the 23 million shares from the aggregate value at the $20.04 exercise price (aggregate price of $460 million), subject to the upper limit of $30.00 discussed below. The 1.625% Notes Call Spread is designed to partially mitigate the potential dilution from conversion of the 1.625% Notes, depending upon the market price of the Company’s common stock at such time. The 1.625% Notes Call Spread can be exercised in December 2009 at an exercise price of $20.04 per share. To limit the cost of the 1.625% Notes Call Spread, an upper limit of $30.00 per share has been set, such that if the price of the common stock is above that limit at the time of exercise, the number of shares eligible to be purchased will be proportionately reduced based on the amount by which the common share price exceeds $30.00 at the time of exercise. As of March 31, 2009, the estimated fair value of the 1.625% Notes Call Spread was approximately $34 million, which was based upon valuations from independent third-party financial institutions.

Fiscal Year 2005 Senior Notes
In November 2004, the Company issued an aggregate of $1 billion of unsecured Senior Notes (2005 Senior Notes) in a transaction pursuant to Rule 144A. The Company issued $500 million of 4.75%, 5-year notes due December 2009 and $500 million of 5.625%, 10-year notes due December 2014. In December 2007, the 5.625% Senior Notes due December 2014 were renamed the 6.125% Senior Notes due December 2014 (see below for additional information).

4.750% Senior Notes due December 2009: During the fourth quarter of fiscal 2009, the Company completed a tender offer to repay a portion of the Company’s 4.750% Senior Notes due December 2009, under which the Company repaid approximately $176 million of the aggregate principal amount of the notes, exclusive of accrued interest. During the third quarter of fiscal year 2009, the Company repaid approximately $148 million principal amount of the Company’s 4.750% Senior Notes due December 2009 on the open market at a price of $143 million, exclusive of accrued interest. As a result of this repayment, the Company recognized a gain of $5 million in the “Other (gains) expenses, net” line of the Consolidated Statements of Operations in the third quarter. At March 31, 2009, $176 million of the 4.750% Senior Notes remains outstanding.

6.125% Senior Notes due December 2014: On December 21, 2007, the Company, The Bank of New York, and the holders of a majority of the Notes reached a settlement of a lawsuit captioned The Bank of New York v. CA, Inc. et al., filed in the Supreme Court of the State of New York, New York County and executed a First Supplemental Indenture. The First Supplemental Indenture provides, among other things, that the Company will pay an additional 0.50% per annum interest on the $500 million principal amount of the Notes, with such additional interest beginning to accrue as of December 1, 2007. Pursuant to the Supplemental Indenture, the Notes are now referred to as the Company’s 6.125% Senior Notes due 2014. As a result of the settlement in the third quarter of fiscal year 2008, the Company recorded a charge of approximately $14 million, representing the present value of the additional amounts that will be paid. This charge is included in “Other (gains) expenses, net” line item in the Consolidated Statements of Operations. In connection with the settlement, the Company also entered into an Addendum to Registration Rights Agreement, which confirms that the Company no longer has any obligations under the original Registration Rights Agreement entered into with respect to the Notes. The settlement became effective upon the signature of the Stipulation of Dismissal with Prejudice by a Justice of the New York Supreme Court on January 3, 2008.

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

Other Indebtedness

	YEAR ENDED MARCH 31,
	2009		2008
	MAXIMUM	OUTSTANDING	MAXIMUM	OUTSTANDING
(IN MILLIONS)	AVAILABLE	BALANCE	AVAILABLE	BALANCE

International line of credit	$25	$—	$25	$—
Capital lease obligations and other	—	51	—	22

International Line of Credit
An unsecured and uncommitted multi-currency line of credit is available to meet short-term working capital needs for the Company’s subsidiaries operating outside the United States. The line of credit is available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between the Company’s subsidiaries and the local bank at the time of each specific transaction. As of March 31, 2009, the amount available under this line totaled approximately $25 million and approximately $6 million was pledged in support of bank guarantees and other local credit lines. Amounts drawn under these facilities as of March 31, 2009 were nominal.

In addition to the above facility, the Company and its subsidiaries use guarantees and letters of credit issued by financial institutions to guarantee performance on certain contracts. As of March 31, 2009, none of these arrangements had been drawn down by third parties.

Other
As of March 31, 2009 and 2008, the Company had various other debt obligations outstanding, which approximated $51 million and $22 million, respectively.

As of March 31, 2009, the Company’s senior unsecured notes were rated Ba1, BBB, and BB+ by Moody’s Investors Service (Moody’s), Standard and Poor’s (S&P) and Fitch Ratings (Fitch), respectively. In April 2009, Fitch upgraded the Company’s credit rating to BBB.

As of March 31, 2009 the outlook on these unsecured notes is rated stable by all three rating agencies.

The Company conducts an ongoing review of its capital structure and debt obligations as part of its risk management strategy. The fair value of the Company’s current and long term portions of debt, excluding the 2008 Revolving Credit Facility and Capital lease obligations and other, was approximately $1,130 million and $1,885 million as of March 31, 2009 and 2008, respectively. The fair value of long-term debt is based on quoted market prices. See also Note 1, “Significant Accounting Policies.”

Interest expense for the fiscal years ended March 31, 2009, 2008 and 2007 was $93 million, $136 million and $122 million, respectively.

The maturities of outstanding debt are as follows:

	YEAR ENDED MARCH 31,
(IN MILLIONS)	2010	2011	2012	2013	2014	THEREAFTER

Amount due	$650	$13	$12	$757	$6	$499

Note 8 — Commitments and Contingencies
The Company leases real estate and certain data processing and other equipment with lease terms expiring through 2023. The leases are operating leases and provide for renewal options and additional rentals based on escalations in operating expenses and real estate taxes. The Company has no material capital leases.

Rental expense under operating leases for facilities and equipment was approximately $161 million, $203 million and $196 million for the fiscal years ended March 31, 2009, 2008 and 2007, respectively. Rental expense for the fiscal years ended March 31, 2009, 2008 and 2007 included sublease income of approximately $22 million, $35 million and $31 million, respectively.

Future minimum lease payments under non-cancelable operating leases as of March 31, 2009, were as follows:

(IN MILLIONS)

2010	$119
2011	95
2012	77
2013	65
2014	55
Thereafter	245

Total	656

Less income from sublease	(42)

Net minimum operating lease payments	$614

Prior to fiscal year 2001, the Company sold individual accounts receivable under the prior business model to a third party subject to certain recourse provisions. The outstanding principal balance of these receivables subject to recourse approximated $38 million and $81 million as of March 31, 2009 and 2008, respectively.

Stockholder Class Action and Derivative Lawsuits Filed Prior to 2004 - Background
The Company, its former Chairman and CEO Charles B. Wang, its former Chairman and CEO Sanjay Kumar, its former Chief Financial Officer Ira Zar, and its Vice Chairman and Founder Russell M. Artzt were defendants in one or more stockholder class action lawsuits filed in July 1998, February 2002, and March 2002 in the United States District Court for the Eastern District of New York (the Federal Court), alleging, among other things, that a class consisting of all persons who purchased the Company’s Common Stock during the period from January 20, 1998 until July 22, 1998 were harmed by misleading statements, misrepresentations, and omissions regarding the Company’s future financial performance.

In addition, in May 2003, a class action lawsuit captioned John A. Ambler v. Computer Associates International, Inc., et al. was filed in the Federal Court. The complaint in this matter, a purported class action on behalf of the CA Savings Harvest Plan (the CASH Plan) and the participants in, and beneficiaries of, the CASH Plan for a class period from March 30, 1998 through May 30, 2003, asserted claims of breach of fiduciary duty under the federal Employee Retirement Income Security Act (ERISA). The named defendants were the Company, the Company’s Board of Directors, the CASH Plan, the Administrative Committee of the CASH Plan, and the following current or former employees and/or former directors of the Company: Messrs. Wang, Kumar, Zar, Artzt, Peter A. Schwartz (the Company’s former Chief Financial Officer), and Charles P. McWade (the Company’s former head of Financial Reporting and business development); and various unidentified alleged fiduciaries of the CASH Plan. The complaint alleged that the defendants breached their fiduciary duties by causing the CASH Plan to invest in Company securities and sought damages in an unspecified amount.

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

In settling the derivative suits, which settlement was approved by the Federal Court in December 2003, the Company committed to maintain certain corporate governance practices. Under the settlement, the Company, the individual defendants and all other current and former officers and directors of the Company were released from any potential claim by stockholders arising from accounting-related or other public statements made by the Company or its agents from January 1998 through February 2002 (and from March 11, 1998 through May 2003 in the case of the employee ERISA action). The individual defendants were released from any potential claim by or on behalf of the Company relating to the same matters.

On October 5, 2004 and December 9, 2004, four purported Company stockholders served motions to vacate the Order of Final Judgment and Dismissal entered by the Federal Court in December 2003 in connection with the settlement of the derivative action. These motions primarily sought to void the releases that were granted to the individual defendants under the settlement. On December 7, 2004, a motion to vacate the Order of Final Judgment and Dismissal entered by the Federal Court in December 2003 in connection with the settlement of the 1998 and 2002 stockholder lawsuits discussed above (together with the October 5, 2004 and December 9, 2004 motions, the 60(b) Motions) was filed by Sam Wyly and certain related parties (the Wyly Litigants). The motion sought to reopen the settlement to permit the moving stockholders to pursue individual claims against certain present and former officers of the Company. The motion stated that the moving stockholders did not seek to file claims against the Company.

Derivative Actions Filed in 2004
In June and July 2004, three purported derivative actions were filed in the Federal Court by Ranger Governance, Ltd. (Ranger), Bert Vladimir and Irving Rosenzweig against certain current or former employees and/or directors of the Company (the Derivative Actions). In November 2004, the Federal Court issued an order consolidating the Derivative Actions. The plaintiffs filed a consolidated amended complaint (the Consolidated Complaint) on January 7, 2005. The Consolidated Complaint names as defendants Messrs. Wang, Kumar, Zar, McWade, Schwartz, de Vogel, Grasso, Pieper, Artzt, D’Amato, and Ranieri, Stephen Richards, Steven Woghin, David Kaplan, David Rivard, Lloyd Silverstein, Michael A. McElroy, Gary Fernandes, Robert E. La Blanc, Jay W. Lorsch, Kenneth Cron, Walter P. Schuetze, KPMG LLP, and Ernst & Young LLP. The Company is named as a nominal defendant. The Consolidated Complaint seeks from one or more of the defendants (1) contribution towards the consideration the Company had previously agreed to provide current and former stockholders in settlement of certain class action litigation commenced against the Company and certain officers and directors in 1998 and 2002 (see “Stockholder Class Action and Derivative Lawsuits Filed Prior to 2004-Background”), (2) compensatory and consequential damages in an amount not less than $500 million in connection with the investigations giving rise to the Deferred Prosecution Agreement (DPA) entered into between the Company and the United States Attorney’s Office (USAO) in 2004 and a consent to enter into a final judgment (Consent Judgment) in a parallel proceeding brought by the Securities and Exchange Commission (SEC) regarding certain of the Company’s past accounting practices, including its revenue recognition policies and procedures during certain periods prior to the adoption of the Company’s new business model in October 2000. (In May 2007, based upon the Company’s compliance with the terms of the DPA, the Federal Court ordered dismissal of the charges that had been filed against the Company in connection with the DPA, and the DPA expired. The injunctive provisions of the Consent Judgment permanently enjoining the Company from violating certain provisions of the federal securities laws remain in effect.), (3) unspecified relief for violations of Section 14(a) of the Exchange Act for alleged false and material misstatements made in the Company’s proxy statements issued in 2002 and 2003, (4) relief for alleged breach of fiduciary duty, (5) unspecified compensatory, consequential and punitive damages based upon allegations of corporate waste and fraud, (6) unspecified damages for breach of duty of reasonable care, (7) restitution and rescission of the compensation earned under the Company’s executive compensation plan and (8) pursuant to Section 304 of the Sarbanes-Oxley Act, reimbursement of bonus or other incentive-based equity compensation and alleged profits realized from sales of securities issued by the Company. Although no relief is sought from the Company, the Consolidated Complaint seeks monetary damages, both compensatory and consequential, from the other defendants, including current or former employees and/or directors of the Company, Ernst & Young LLP and KPMG LLP in an amount totaling not less than $500 million.

On February 1, 2005, the Company established a Special Litigation Committee of independent members of its Board of Directors to, among other things, control and determine the Company’s response to the Derivative Actions and the 60(b) Motions. On April 13, 2007, the Special Litigation Committee issued its reports, which announced the Special Litigation

Committee’s conclusions, determinations, recommendations and actions with respect to the claims asserted in the Derivative Actions and the 60(b) Motions. The Special Litigation Committee also served a motion which seeks to dismiss and realign the claims and parties in accordance with the Special Litigation Committee’s recommendations. As summarized below, the Special Litigation Committee concluded as follows:

•	The Special Litigation Committee has concluded that it would be in the best interests of the Company to pursue certain of the claims against Messrs. Wang and Schwartz.

•	The Special Litigation Committee has concluded that it would be in the best interests of the Company to pursue certain of the claims against the former Company executives who have pled guilty to various charges of securities fraud and/or obstruction of justice — including Messrs. Kaplan, Richards, Rivard, Silverstein, Woghin and Zar. The Special Litigation Committee has determined and directed that these claims be pursued by the Company using counsel retained by the Company, unless the Special Litigation Committee is able to successfully conclude its ongoing settlement negotiations with these individuals.

•	The Special Litigation Committee has reached a settlement (subject to court approval) with Messrs. Kumar, McWade and Artzt.

•	The Special Litigation Committee believes that the claims (the Director Claims) against current and former Company directors Messrs. Cron, D’Amato, de Vogel, Fernandes, Grasso, La Blanc, Lorsch, Pieper, Ranieri and Schuetze, Ms. Kenny, and Alex Vieux should be dismissed. The Special Litigation Committee has concluded that these directors did not breach their fiduciary duties and the claims against them lack merit.

•	The Special Litigation Committee has concluded that it would be in the best interests of the Company to seek dismissal of the claims against Ernst & Young LLP, KPMG LLP and Mr. McElroy.

The Special Litigation Committee has served a motion which seeks dismissal of the Director Claims, the claims against Ernst & Young LLP, KPMG LLP and Mr. McElroy, and certain other claims. In addition, the Special Litigation Committee has asked for the Federal Court’s approval for the Company to be realigned as the plaintiff with respect to claims against certain other parties, including Messrs. Wang and Schwartz.

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

In a memorandum and order dated August 2, 2007, the Federal Court denied all of the 60(b) Motions and reaffirmed the 2003 settlements (the August 2 decision). On August 24, 2007, Ranger and the Wyly Litigants filed notices of appeal of the August 2 decision. On August 16, 2007, the Special Litigation Committee filed a motion to amend or clarify the August 2 decision, and the Company joined that motion. On September 12, 2007 and October 4, 2007, the Federal Court issued opinions denying the motions to amend or clarify. On September 18, 2007, the Wyly Litigants and Ranger filed notices of appeal of the September 12 decision. The Company filed notices of cross-appeal of the September 12 and October 4 decisions on November 2, 2007. Oral argument on the appeals and cross-appeals occurred on March 11, 2009, and decisions are pending.

Texas Litigation
On August 9, 2004, a petition was filed by Sam Wyly and Ranger against the Company in the District Court of Dallas County, Texas, seeking to obtain a declaratory judgment that plaintiffs did not breach two separation agreements they entered into with the Company in 2002 (the 2002 Agreements). On February 18, 2005, Mr. Wyly filed a separate lawsuit in the United States District Court for the Northern District of Texas (the Texas Federal Court) alleging that he is entitled to attorneys’ fees in connection with the original litigation filed in the District Court of Dallas County, Texas. The two actions have been consolidated. On March 31, 2005, the plaintiffs amended their complaint to allege a claim that they were defrauded into entering the 2002 Agreements and to seek rescission of those agreements and damages. On September 1, 2005, the Texas Federal Court granted the Company’s motion to transfer the action to the Federal Court. On November 9, 2007, plaintiffs served a motion to reopen discovery for 90 days to permit unspecified additional document requests and depositions. The Federal Court denied plaintiffs’ discovery motion on August 29, 2008 and certified that discovery was complete on September 3, 2008. On September 15, 2008, the Company moved for summary judgment dismissing all of plaintiffs’ claims, and plaintiffs moved for reconsideration of the Federal Court’s August 29, 2008 order denying plaintiffs’ discovery motion. These motions are fully briefed and pending determination by the Federal Court.

Other Civil Actions
In 2004, the Company entered a voluntary disclosure agreement (VDA) with the State of Delaware, by which the Company agreed to disclose information about its failure to comply with certain abandoned property (“escheatment”) procedures and, in return, the State agreed, among other things, not to impose interest or conduct an audit. The Company engaged an independent consultant to review its records and provide an estimate of its liability to the State. The State refused to accept that estimate. In October 2008, the Company commenced an action entitled CA, Inc. v. Cordrey, et al, Civil Action No. 4111-CC in the Delaware Chancery Court (the Delaware Court) seeking, among other things, to compel the State to abide by its obligations under the VDA. In November 2008, the State filed a suit in the Delaware Court entitled Cordrey, et al v. CA, Inc. et al, Civil Action No. 4195-CC, that seeks to enforce a request for payment of abandoned property liability, compel an audit and impose interest. By an amended complaint, dated March 2, 2009, the State alleged, among other things, that the Company made material misrepresentations in and unreasonably delayed the VDA process and the state added causes of action for fraud and/or negligent misrepresentation. Although the ultimate outcome cannot be determined, the Company believes that the State’s claims are unfounded and that the Company has meritorious defenses. In the opinion of management, the resolution of this lawsuit is not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

On April 9, 2007, the Company filed a complaint in the United States District Court for the Eastern District of New York (the Federal Court) against Rocket Software, Inc. (Rocket). On August 1, 2007, the Company filed an amended complaint alleging that Rocket misappropriated intellectual property associated with a number of the Company’s database management software products. The amended complaint included causes of action for copyright infringement, misappropriation of trade secrets, unfair competition, and unjust enrichment. In the amended complaint, the Company sought damages of at least $200 million for Rocket’s alleged theft and misappropriation of the Company’s intellectual property, as well as an injunction preventing Rocket from continuing to distribute the database management software products at issue. On February 10, 2009, the Company announced that it had reached a settlement with Rocket resolving the Company’s claims of copyright infringement and trade secret misappropriation. As part of the settlement, Rocket agreed to license technology from the Company, including source code authored several years ago and related trade secrets that were the subject of the litigation for $50 million to be received and recognized as software fees and other with the consolidated statement of operations in increments through fiscal 2014. Rocket did not admit any wrongdoing in connection with this settlement.

In December 2008, a lawsuit captioned Information Protection and Authentication of Texas LLC v. Symantec Corp., et al. was filed in the United States District Court for the Eastern District of Texas. The complaint seeks monetary damages in an undisclosed amount against twenty-two separate defendants including the Company based upon claims for direct and contributory infringement of two separate patents. The complaint does not disclose which of the Company’s products allegedly infringe the claimed patents. In March 2009, the Company both answered the complaint and filed a cross-complaint seeking a declaratory judgment that the Company does not infringe the claimed patents and that such patents are invalid. Although the ultimate outcome cannot be determined, the Company believes that the claims are unfounded and that the Company has meritorious defenses. In the opinion of management, the resolution of this lawsuit is not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

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

Note 9 — Income Taxes
The amounts of income (loss) from continuing operations before taxes attributable to domestic and foreign operations are as follows:

	YEAR ENDED MARCH 31,
(IN MILLIONS)	2009	2008	2007

Domestic	$685	$591	$111
Foreign	417	217	43

	$1,102	$808	$154

Income tax expense (benefit) consists of the following:

	YEAR ENDED MARCH 31,
(IN MILLIONS)	2009	2008	2007

Current:
Federal	$317	$203	$179
State	14	2	6
Foreign	119	107	65

	450	312	250
Deferred:
Federal	(76)	19	(19)
State	(10)	(6)	(25)
Foreign	44	(17)	(173)

	(42)	(4)	(217)

Total:
Federal	241	222	160
State	4	(4)	(19)
Foreign	163	90	(108)

	$408	$308	$33

The income tax provision recorded for the fiscal year ended March 31, 2009 includes a net charge of approximately $22 million, which is primarily attributable to adjustments to uncertain tax positions (including certain refinements of amounts ascribed to tax positions taken in prior periods), partially offset by the reinstatement of the U.S. Research and Development Tax Credit and settlement of a U.S. federal income tax audit for the fiscal years 2001 through 2004. As a result of this settlement, during the first quarter of fiscal year 2009, the Company recognized a tax benefit of $11 million and a reduction of goodwill by $10 million.

The income tax provision recorded for the fiscal year ended March 31, 2008 included charges of approximately $26 million associated with certain corporate income tax rate reductions enacted in various non-US tax jurisdictions (with corresponding impacts on the Company’s net deferred tax assets).

The income tax provision for the fiscal year ended March 31, 2007 included benefits of approximately $23 million primarily arising from the resolution of certain international and U.S. federal tax liabilities.

The provision (benefit) for income taxes is allocated as follows:

	YEAR ENDED MARCH 31,
(IN MILLIONS)	2009	2008	2007

Continuing operations	$408	$308	$33
Discontinued operations	—	—	(1)

	$408	$308	$32

The tax expense from continuing operations is reconciled to the tax expense from continuing operations computed at the federal statutory tax rate as follows:

	YEAR ENDED MARCH 31,
(IN MILLIONS)	2009	2008	2007

Tax expense at U.S. federal statutory tax rate	$386	$283	$54
Increase in tax expense resulting from:
U.S. share-based compensation	4	4	8
Effect of international operations	(11)	(24)	(47)
Corporate tax rate changes	8	26	—
State taxes, net of federal tax benefit	2	3	(17)
Valuation allowance	7	(11)	8
Other, net	12	27	27

Tax expense from continuing operations	$408	$308	$33

Deferred income taxes reflect the impact of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. The tax effects of the temporary differences are as follows:

	MARCH 31,
(IN MILLIONS)	2009	2008

Deferred tax assets:
Modified accrual basis accounting	$445	$428
Acquisition accruals	—	6
Share-based compensation	84	102
Accrued expenses	73	48
Net operating losses	179	206
Purchased intangibles amortizable for tax purposes	24	28
Depreciation	20	26
Deductible state tax and interest benefits	31	42
Purchased software	13	18
Other	44	42

Total deferred tax assets	913	946
Valuation allowances	(76)	(118)

Total deferred tax assets, net of valuation allowances	837	828

Deferred tax liabilities:
Other intangible assets	86	105
Capitalized development costs	135	113

Total deferred tax liabilities	221	218

Net deferred tax asset	$616	$610

In management’s judgment, it is more likely than not that the total deferred tax assets, net of valuation allowance, of approximately $837 million will be realized as reductions to future taxable income or by utilizing available tax planning strategies. Worldwide net operating loss carryforwards (NOLs) totaled approximately $608 million and $697 million as of

March 31, 2009 and 2008, respectively. The NOLs will expire as follows: $457 million between 2009 and 2028 and $151 million may be carried forward indefinitely.

The valuation allowance decreased approximately $42 million and $13 million at March 31, 2009 and 2008, respectively. The decrease in the valuation allowance at March 31, 2009 primarily relates to the utilization of NOLs. The decrease in valuation allowance at March 31, 2008 primarily related to the amount of NOLs in foreign jurisdictions which, in management’s judgment, were “more likely than not” to be realized.

No provision has been made for U.S. federal income taxes on the balance of unremitted earnings of the Company’s foreign subsidiaries since the Company plans to permanently reinvest all such earnings outside the U.S. Unremitted earnings totaled approximately $1,349 million and $1,110 million as of March 31, 2009 and 2008, respectively. It is not practicable to determine the amount of tax associated with such unremitted earnings.

In 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company adopted the provisions of FIN 48 as of the beginning of fiscal year 2008.

A number of years may elapse before a particular uncertain tax position for which the Company has not recorded a financial statement benefit is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions and the related open tax audits are as follows:

•	United States — federal audits have been completed for all taxable years through 2004;

•	Germany— audits have been completed for all taxable years through 2003;

•	Italy — audits have been completed for all taxable years through 1999;

•	Japan— audits have been completed for all taxable years through 2003; and

•	United Kingdom — audits have been completed for all taxable years prior to 1999.

While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes that its financial statements reflect the probable outcome of known uncertain tax positions. The Company adjusts these reserves, as well as any related interest or penalties, in light of changing facts and circumstances. To the extent a settlement differs from the amounts previously reserved, such difference would be generally recognized as a component of the Company’s annual tax rate in the year of resolution.

As of March 31, 2009, the liability for income taxes associated with uncertain tax positions is approximately $311 million (of which approximately $9 million is classified as current). In addition, the Company has recorded approximately $31 million of deferred tax assets for future deductions of interest and state income taxes related to these uncertain tax positions.

As of March 31, 2009, the total gross amount of reserves for income taxes, reported in other liabilities, is $247 million. Any prospective adjustments to these reserves will be recorded as an increase or decrease to the Company’s provision for income taxes and would impact its effective tax rate. In addition, the Company accrues in its income tax provision interest and any associated penalties related to reserves for income taxes. The gross amount of interest and penalties accrued, reported in total liabilities, is $64 million as of March 31, 2009, of which a reduction of $5 million is recognized in fiscal year 2009. The gross amount accrued in such regard was $69 million as of March 31, 2008, of which $4 million was recognized in fiscal year 2008.

A roll-forward of the Company’s reserves for all federal, state and foreign tax jurisdictions is as follows:

	MARCH 31
(IN MILLIONS)	2009	2008

Balance, beginning of year	$211	$238
FIN 48 adoption adjustment to retained earnings	—	(10)

Adjusted balance, beginning of year	211	228
Additions for tax positions related to the current year	26	19
Additions for tax positions from prior years	82	27
Reductions for tax positions from prior years	(4)	(32)
Settlement payments	(54)	(27)
Statute of limitations expiration	(4)	(4)
Translation and other	(10)	—

Balance, end of year	$247	$211

Note 10 — Stock Plans
Share-based incentive awards are provided to employees under the terms of the Company’s equity compensation plans (the Plans). The Plans are administered by the Compensation and Human Resources Committee of the Board of Directors (the Committee). Awards under the Plans may include at-the-money stock options, premium-priced stock options, restricted stock (RSAs), restricted stock units (RSUs), performance share units (PSUs) or any combination thereof. The non-employee members of the Company’s Board of Directors receive deferred stock units under separate director compensation plans. The Company typically settles awards under employee and non-employee director compensation plans with stock held in treasury.

All Plans, with the exception of acquired companies’ stock plans, have been approved by the Company’s shareholders. Descriptions of the Plans are as follows:

The Company’s 1991 Stock Incentive Plan (the 1991 Plan) provided that stock appreciation rights and/or options, both qualified and non-statutory, to purchase up to 67.5 million shares of common stock of the Company could be granted to employees (including officers of the Company). As of March 31, 2009, options covering approximately 70.9 million shares have been granted, including option shares issued that were previously terminated due to employee forfeitures. As of March 31, 2009, all of the options outstanding under the 1991 Plan, which cover approximately 3.5 million shares, were exercisable with exercise prices ranging from $27.00 — $74.69 per share.

The 1993 Stock Option Plan for Non-Employee Directors (the 1993 Plan) provided for non-statutory options to purchase up to a total of 337,500 shares of common stock of the Company to be available for grant to each member of the Board of Directors who is not an employee of the Company. Pursuant to the 1993 Plan, the exercise price was the fair market value of the Company’s stock on the date of grant. All options expire 10 years from the date of grant unless otherwise terminated. As of March 31, 2009, options covering 222,750 shares have been granted under this plan. As of March 31, 2009, all of the options outstanding under the 1993 Plan, which cover 13,500 shares, were exercisable with exercise prices ranging from $32.38 — $51.44 per share.

The 1996 Deferred Stock Plan for Non-Employee Directors (the 1996 Plan) provided for each director to receive annual director fees in the form of deferred shares. As of March 31, 2009, approximately 7,600 deferred shares were outstanding under the 1996 Plan.

The 2001 Stock Option Plan (the 2001 Plan) provided that non-statutory and incentive stock options to purchase up to 7.5 million shares of common stock of the Company could be granted to select employees and consultants. As of March 31, 2009, options covering approximately 6.5 million shares have been granted. As of March 31, 2009, all of the options outstanding under the 2001 Plan, which cover approximately 1.6 million shares, were exercisable with an exercise price of $21.89 per share.

The 2002 Incentive Plan (the 2002 Plan) as amended and restated effective April 27, 2007 provides that annual performance bonuses, long-term performance bonuses, both qualified and non-statutory stock options, RSAs, RSUs and other equity-based awards to purchase up to 45 million shares of common stock of the Company may be granted to select employees and consultants. In addition, any shares of common stock that were subject to issuance but not awarded under the 2001 Plan are available for issuance under the 2002 Plan. As of March 31, 2009, approximately 3.0 million of such shares were available under the 2002 Plan. As of March 31, 2009, options covering 19.8 million shares have been granted under the 2002 Plan. As of March 31, 2009, options covering 8.5 million shares were outstanding, of which options covering approximately 7.9 million shares are exercisable. The outstanding options have exercise prices ranging from $12.89 — $32.80 per share. As of March 31, 2009, approximately 9.2 million RSAs and approximately 2.6 million RSUs have been awarded to employees, of which approximately 2.9 million and 0.3 million shares, respectively, were unreleased.

The 2002 Compensation Plan for Non-Employee Directors (the 2002 Director Plan) provided for each eligible director to receive annual fees in the form of deferred shares and automatic option grants to purchase 6,750 shares of common stock of the Company, up to a total of 650,000 shares. Pursuant to the 2002 Director Plan, the exercise price of the options granted was the fair market value of the Company’s stock price on the date of grant. All options expire 10 years from the date of grant unless otherwise terminated. As of March 31, 2009, all of the options outstanding under the 2002 Director Plan, which cover approximately 28,000 shares, were exercisable, with exercise prices ranging from $11.04 — $23.37 per share. As of March 31, 2009, approximately 8,800 deferred shares were outstanding in connection with annual director fees.

The 2003 Compensation Plan for Non-Employee Directors (the 2003 Director Plan) as amended September 10, 2008 provides for each director to receive director fees in the form of deferred shares. In addition, certain directors receive an additional annual fee for their service as a committee chair, and the chairman of the board receives an additional fee for his service as the lead director. Directors may elect to receive up to 50% of fees under the 2003 Director Plan in cash. As of March 31, 2009, approximately 207,000 deferred shares were outstanding under the 2003 Director Plan.

The 2007 Incentive Plan (the 2007 Plan) effective June 22, 2007 provides that annual performance bonuses, long-term performance bonuses, both qualified and non-statutory stock options, RSAs, RSUs and other equity-based awards up to approximately 30 million shares of common stock of the Company may be granted to select employees and consultants. No more than 10 million incentive stock options may be granted. As of March 31, 2009, approximately 1.8 million RSAs have been awarded to employees, of which approximately 1.7 million were unreleased. As of March 31, 2009, approximately 0.3 million RSUs were awarded and unreleased. As of March 31, 2009, approximately 25.5 million shares were available for future issuance.

Share-Based Compensation
Share-based awards exchanged for employee services are accounted for under the fair value method. Accordingly, share-based compensation cost is measured at the grant date, based on the fair value of the award. The Company uses the straight-line attribution method to recognize share-based compensation costs related to awards with only service conditions. The expense for awards expected to vest is recognized over the employee’s requisite service period (generally the vesting period of the award). Awards expected to vest are estimated based upon a combination of historical experience and future expectations.

Upon adoption of SFAS No. 123(R), the Company elected to treat awards with only service conditions and with graded vesting as one award. Consequently, the total compensation expense is recognized ratably over the entire vesting period, so long as compensation cost recognized at any date at least equals the portion of the grant date fair value of the award that is vested at that date.

The Company recognized share-based compensation in the following line items in the Consolidated Statements of Operations for the periods indicated:

	YEAR ENDED MARCH 31,
(IN MILLIONS)	2009	2008	2007

Cost of professional services	$4	$4	$3
Cost of licensing and maintenance	3	3	2
Selling and marketing	30	30	27
General and administrative	30	40	36
Product development and enhancements	25	27	25

Share-based compensation expense before tax	92	104	93
Income tax benefit	(30)	(34)	(27)

Net compensation expense	$62	$70	$66

The following table summarizes information about unrecognized share-based compensation costs as of March 31, 2009:

	UNRECOGNIZED	WEIGHTED AVERAGE PERIOD
	COMPENSATION	EXPECTED TO BE
	COSTS	RECOGNIZED
	(IN MILLIONS)	(IN YEARS)

Stock option awards	$2	1.0
Restricted stock units	7	1.5
Restricted stock	48	1.4
Performance share units	22	1.7
Stock purchase plan	2	0.3

Total unrecognized share-based compensation costs	$81	1.5

There were no capitalized share-based compensation costs as of March 31, 2009, 2008 or 2007.

Stock Option Awards
Stock options are awards issued to employees that entitle the holder to purchase shares of the Company’s stock at a fixed price. Stock options are generally granted at an exercise price equal to or greater than the Company’s stock price on the date of grant and with a contractual term of ten years. Stock option awards granted after fiscal year 2000 generally vest one-third per year and become fully vested three years from the grant date.

As of March 31, 2009, options outstanding that have vested and are expected to vest are as follows:

			WEIGHTED AVERAGE
	NUMBER		REMAINING	AGGREGATE INTRINSIC
	OF SHARES	WEIGHTED AVERAGE	CONTRACTUAL LIFE	VALUE[1]
	(IN MILLIONS)	EXERCISE PRICE	(IN YEARS)	(IN MILLIONS)

Vested	13.5	$27.46	3.7	$5.7
Expected to vest[2]	0.6	22.01	7.3	—	[3]

Total	14.1	$27.22	3.9	$5.7

1	These amounts represent the difference between the exercise price and $17.61, the closing price of the Company’s common stock on March 31, 2009, the last trading day of the Company’s fiscal year as reported on the NASDAQ Stock Market for all in the money options.

2	Outstanding options expected to vest are net of estimated future forfeitures.

3	Less than $0.1 million.

Additional information with respect to stock option plan activity is as follows:

	NUMBER	WEIGHTED AVERAGE
(SHARES IN MILLIONS)	OF SHARES	EXERCISE PRICE

Outstanding as of March 31, 2006	30.8	$28.96
Granted	3.4	23.28
Exercised	(2.4)	17.96
Expired or terminated	(10.5)	30.04

Outstanding as of March 31, 2007	21.3	$28.72
Granted	— [1]	25.79
Exercised	(1.0)	19.17
Expired or terminated	(3.5)	36.32

Outstanding as of March 31, 2008	16.8	$27.70
Exercised	(0.4)	18.85
Expired or terminated	(2.3)	32.09

Outstanding as of March 31, 2009	14.1	$27.21

1	Less than 0.1 million shares.

	NUMBER	WEIGHTED AVERAGE
(SHARES IN MILLIONS)	OF SHARES	EXERCISE PRICE

Options exercisable at:
March 31, 2007	16.9	29.78
March 31, 2008	14.9	28.22
March 31, 2009	13.5	27.46

The following table summarizes stock option information as of March 31, 2009:

	OPTIONS OUTSTANDING					OPTIONS EXERCISABLE
				WEIGHTED					WEIGHTED
				AVERAGE	WEIGHTED				AVERAGE	WEIGHTED
			AGGREGATE	REMAINING	AVERAGE			AGGREGATE	REMAINING	AVERAGE
			INTRINSIC	CONTRACTUAL	EXERCISE			INTRINSIC	CONTRACTUAL	EXERCISE
RANGE OF EXERCISE PRICES	SHARES		VALUE	LIFE	PRICE	SHARES		VALUE	LIFE	PRICE

(SHARES AND AGGREGATE INTRINSIC VALUE IN MILLIONS; WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE IN YEARS)
$1.37-$20.00	1.4		$5.7	4.0	$13.61	1.4		$5.7	4.0	$13.61
$20.01-$30.00	10.5		—	4.2	25.52	9.9		—	4.0	25.75
$30.01-$40.00	0.8		—	5.4	31.05	0.8		—	5.4	31.05
$40.01-$50.00	—	[1]	—	2.4	47.31	—	[1]	—	2.4	47.31
$50.01-$74.69	1.4		—	0.3	51.98	1.4		—	0.3	51.98

	14.1		$5.7	3.9	$27.21	13.5		$5.7	3.7	$27.46

1	Less than 0.1 million shares.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards.

No options were granted in fiscal year 2009. The weighted average estimated values of employee stock option grants, as well as the weighted average assumptions that were used in calculating such values during fiscal years 2008 and 2007 were based on estimates at the date of grant as follows:

	YEAR ENDED MARCH 31,
	2008	2007

Weighted average fair value	$7.84	$8.40
Dividend yield	.62%	.73%
Expected volatility factor[1]	.28	.41
Risk-free interest rate[2]	5.1%	4.9%
Expected life (in years)[3]	4.5	4.5

1	Expected volatility is measured using historical daily price changes of the Company’s stock over the respective expected term of the options and the implied volatility derived from the market prices of the Company’s traded options.

2	The risk-free rate for periods within the contractual term of the stock options is based on the U.S. Treasury yield curve in effect at the time of grant.

3	The expected life is the number of years that the Company estimates, based primarily on historical experience, that options will be outstanding prior to exercise.

The following table summarizes information on shares exercised for the periods indicated:

	YEAR ENDED MARCH 31,
(IN MILLIONS)	2009		2008	2007

Cash received from options exercised	$7		$19	$39
Intrinsic value of options exercised	2		7	17
Tax benefit from options exercised	—	[1]	2	5

1	Less than $1 million.

Restricted Stock and Restricted Stock Unit Awards
RSAs are stock awards issued to employees that are subject to specified restrictions and a risk of forfeiture. The restrictions typically lapse over a two or three year period. The fair value of the awards is determined and fixed based on the quoted market value of the Company’s stock on the grant date.

RSUs are stock awards issued to employees that entitle the holder to receive shares of common stock as the awards vest, typically over a two or three year period based on continued service. RSUs are not entitled to dividend equivalents. The fair value of the awards is determined and fixed based on the quoted market value of the Company’s stock on the grant date reduced by the present value of dividends expected to be paid on the Company’s stock prior to vesting of the RSUs which is calculated using a risk free interest rate.

The following table summarizes the activity of RSAs under the Plans:

		WEIGHTED AVERAGE
	NUMBER	GRANT DATE
(SHARES IN MILLIONS)	OF SHARES	FAIR VALUE

Outstanding as of March 31, 2006	0.7	$26.51
Restricted stock granted	3.0	22.05
Restricted stock released	(0.4)	25.18
Restricted stock cancelled	(0.5)	23.47

Outstanding as of March 31, 2007	2.8	22.48
Restricted stock granted	2.6	25.88
Restricted stock released	(1.4)	23.55
Restricted stock cancelled	(0.3)	23.57

Outstanding as of March 31, 2008	3.7	24.38
Restricted stock granted	3.9	25.16
Restricted stock released	(2.6)	24.82
Restricted stock cancelled	(0.4)	24.97

Outstanding as of March 31, 2009	4.6	$24.73

The following table summarizes the activity of the RSUs under the Plans:

		WEIGHTED AVERAGE
	NUMBER	GRANT DATE
(SHARES IN MILLIONS)	OF SHARES	FAIR VALUE

Outstanding as of March 31, 2006	1.8	$28.53
Restricted units granted	0.3	21.97
Restricted units released	(0.5)	27.48
Restricted units cancelled	(0.2)	26.38

Outstanding as of March 31, 2007	1.4	26.86
Restricted units granted	0.2	25.23
Restricted units released	(0.6)	27.70
Restricted units cancelled	(0.1)	25.06

Outstanding as of March 31, 2008	0.9	27.20
Restricted units granted	0.4	24.02
Restricted units released	(0.6)	27.91
Restricted units cancelled	(0.1)	24.11

Outstanding as of March 31, 2009	0.6	$24.99

The total intrinsic value of RSAs and RSUs released during the fiscal years 2009, 2008 and 2007 was approximately $78 million, $50 million and $25 million, respectively.

Performance Awards
PSUs are target awards issued under the Company’s long-term incentive plan to senior executives where the number of shares ultimately issued to the employees depends on Company performance measured against specified targets. The Committee determines the number of shares to grant after either a one-year or three-year performance cycle as applicable to the 1-year and 3-year PSUs, respectively. The fair value of each award is estimated on the date that the performance targets are established based on the quoted market value of the Company’s stock adjusted for dividends as described above for RSUs, and the Company’s estimate of the level of achievement of the performance targets. The Company recalculates the fair value of issued PSUs each reporting period until they are granted. The adjustment is based on the quoted market value of the Company’s stock on the reporting period date, adjusted for dividends as described above for RSUs, and the Company’s comparison of the performance it expects to achieve with the performance targets. Compensation costs will continue to be amortized over the requisite service period of the awards.

Under the Company’s long-term incentive program for fiscal years 2009, 2008 and 2007 senior executives were issued PSUs, under which the senior executives are eligible to receive RSAs or RSUs and unrestricted shares at the end of the performance cycle if certain performance targets are achieved. Additionally, senior executives were granted RSAs or RSUs for fiscal years 2009 and 2008 and stock options for fiscal year 2007. At the conclusion of each performance cycle, the applicable number of shares of RSAs, RSUs or unrestricted stock granted may vary based upon the level of achievement of the performance targets and the approval of the Committee (which has discretion to reduce any award for any reason). The related compensation cost recognized will be based on the number of shares granted.

RSAs and RSUs relating to 1-year PSUs were granted as follows:

	YEAR ENDED MARCH 31, 2009			YEAR ENDED MARCH 31, 2008 FOR			YEAR ENDED MARCH 31, 2007 FOR
	FOR THE PERFORMANCE CYCLE OF			THE PERFORMANCE CYCLE OF			THE PERFORMANCE CYCLE OF
	FISCAL 2008			FISCAL 2007			FISCAL 2006
			WEIGHTED AVERAGE			WEIGHTED AVERAGE		WEIGHTED AVERAGE
			GRANT DATE			GRANT DATE		GRANT DATE
(SHARES IN MILLIONS)	SHARES		FAIR VALUE	SHARES		FAIR VALUE	SHARES	FAIR VALUE

RSAs	1.8		$26.04	0.9		$26.45	0.3	$21.88
RSUs	—	[1]	$25.96	—	[1]	$26.38	—	—

1	Shares granted amount to less than 0.1 million shares.

During the year ended March 31, 2009, approximately 0.4 million unrestricted shares with a weighted average grant date fair value of $25.80 were granted relating to 3-year PSUs.

The Committee approved also the FY09 Sales Retention Equity Program (the Program) to reward and retain top sales performers. Awards granted under the Program may not exceed 0.8 million shares or $20 million of grant date value. Eligible participants may receive RSAs or RSUs at the end of the performance cycle if certain performance targets are achieved, subject to the approval of the Committee (which has discretion to reduce any award for any reason). The related compensation cost recognized will be based on the number of shares granted.

Stock Purchase Plan
The Company maintains the Year 2000 Employee Stock Purchase Plan (the Purchase Plan) for all eligible employees. The Purchase Plan is considered compensatory. Under the terms of the Purchase Plan, employees may elect to withhold between 1% and 25% of their base pay through regular payroll deductions, subject to Internal Revenue Code limitations. Shares of the Company’s common stock may be purchased at six-month intervals at 85% of the lower of the fair market value of the Company’s common stock on the first or last day of each six-month period. During fiscal years 2009, 2008, and 2007, employees purchased approximately 1.5 million, 1.3 million and 1.5 million shares, respectively, at average prices of $17.56, $20.19 and $17.47 per share, respectively. As of March 31, 2009, approximately 19.8 million shares were reserved for future issuance under the Purchase Plan.

The fair value is estimated on the first date of the offering period using the Black-Scholes option pricing model. The fair values and the weighted average assumptions for the Purchase Plan offer periods commencing in the respective fiscal years are as follows:

	YEAR ENDED MARCH 31,
	2009	2008	2007

Weighted average fair value	$5.89	$5.57	$4.73
Dividend yield	.78%	.63%	.74%
Expected volatility factor[1]	.50	.23	.22
Risk-free interest rate[2]	1.1%	4.2%	5.2%
Expected life (in years)[3]	0.5	0.5	0.5

1	Expected volatility is measured using historical daily price changes of the Company’s stock over the respective term of the offer period and the implied volatility is derived from the market prices of the Company’s traded options.

2	The risk-free rate for periods within the contractual term of the offer period is based on the U.S. Treasury yield curve in effect at the beginning of the offer period.

3	The expected life is the six-month offer period.

Note 11 — Profit-Sharing Plan
The Company maintains a defined contribution plan, the CA, Inc. Savings Harvest Plan (CASH Plan), for the benefit of the U.S. employees of the Company. The CASH Plan is intended to be a qualified plan under Section 401(a) of the Internal Revenue Code of 1986 (the Code), and contains a qualified cash or deferred arrangement as described under Section 401(k) of the Code. Pursuant to the CASH Plan, eligible participants may elect to contribute a percentage of their base compensation. The Company may make matching contributions under the CASH plan. The matching contributions to the CASH Plan totaled approximately $14 million, $14 million and $13 million for the fiscal years ended March 31, 2009, 2008 and 2007, respectively. In addition, the Company may make discretionary contributions of Company common stock to the CASH Plan. Charges for the discretionary contributions to the CASH plan totaled approximately $24 million, $18 million and $24 for the fiscal years ended March 31, 2009, 2008 and 2007, respectively.

Note 12 — Rights Plan
Each outstanding share of the Company’s common stock carries a Stock Purchase Right issued under the Company’s Stockholder Protection Rights Agreement, dated October 16, 2006 (the Rights Agreement). Under certain circumstances, each right may be exercised to purchase one one-thousandth of a share of Participating Preferred Stock, Class A, for $100. Following (i) the acquisition of 20% or more of the Company’s outstanding common stock by an Acquiring Person as defined in the Rights Agreement (Walter Haefner and his affiliates and associates are “grandfathered” under this provision so long as their aggregate ownership of Common Stock does not exceed approximately 126,562,500 shares), or (ii) the commencement of a tender offer or exchange offer that would result in a person or group owning 20% or more of the Company’s outstanding common stock, under certain circumstances each right, other than rights held by an Acquiring Person, may be exercised to purchase common stock of the Company or a successor company with a market value of twice the $100 exercise price. However, the rights will not be triggered by a Qualifying Offer, as defined in the Rights Agreement, if holders of at least

10 percent of the outstanding shares of the Company’s common stock request that a special meeting of stockholders be convened for the purpose of exempting such offer from the Rights Agreement, and thereafter the stockholders vote at such meeting to exempt such Qualifying Offer from the Rights Agreement. The rights, which are redeemable by the Company at one cent per right, expire November 30, 2009.

SCHEDULE II

CA, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

		ADDITIONS/
		(DEDUCTIONS)
		CHARGED/
	BALANCE AT	(CREDITED) TO		BALANCE
	BEGINNING	COSTS AND		AT END
(IN MILLIONS)	OF PERIOD	EXPENSES	DEDUCTIONS[1]	OF PERIOD

Allowance for doubtful accounts
Year ended March 31, 2009	$31	$9	$(15)	$25
Year ended March 31, 2008	$37	$22	$(28)	$31
Year ended March 31, 2007	$45	$11	$(19)	$37

1	Write-offs and recoveries of amounts against allowance provided.