Form 10-Q
period 2009-06-30
CA, INC.
filed 2009-07-24
CIK 356028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐      No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding
Common Stock	as of July 17, 2009
par value $0.10 per share	523,799,655

CA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
CA, Inc.:
We have reviewed the condensed consolidated balance sheet of CA, Inc. and subsidiaries as of June 30, 2009, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended June 30, 2009 and 2008. These condensed consolidated financial statements are the responsibility of the Company’s management.
We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CA, Inc. and subsidiaries as of March 31, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated May 15, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ KPMG LLP
New York, New York
July 24, 2009

Item 1.
CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except share and per share amounts)

	June 30,	March 31,
	2009	2009 (1)
ASSETS
CURRENT ASSETS
Cash, cash equivalents and marketable securities	$2,979	$2,713
Trade and installment accounts receivable, net	662	839
Deferred income taxes — current	533	513
Other current assets	126	104

TOTAL CURRENT ASSETS	4,300	4,169
Installment accounts receivable, due after one year, net	83	128
Property and equipment, net of accumulated depreciation of $1,056 and $1,015, respectively	466	442
Purchased software products, net	140	155
Goodwill	5,366	5,364
Deferred income taxes — noncurrent	262	268
Other noncurrent assets, net	725	715

TOTAL ASSETS	$11,342	$11,241

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt and loans payable	$631	$621
Accounts payable	62	120
Accrued salaries, wages and commissions	236	306
Accrued expenses and other current liabilities	377	362
Deferred revenue (billed or collected) — current	2,319	2,431
Taxes payable, other than income taxes payable — current	44	85
Federal, state and foreign income taxes payable — current	68	84
Deferred income taxes — current	47	40

TOTAL CURRENT LIABILITIES	3,784	4,049
Long-term debt, net of current portion	1,288	1,287
Federal, state and foreign income taxes payable — noncurrent	296	284
Deferred income taxes — noncurrent	120	136
Deferred revenue (billed or collected) — noncurrent	1,113	1,000
Other noncurrent liabilities	121	123

TOTAL LIABILITIES	6,722	6,879

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 10,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock, $0.10 par value, 1,100,000,000 shares authorized; 589,695,081 and 589,695,081 shares issued; 518,648,257 and 514,292,558 shares outstanding, respectively	59	59
Additional paid-in capital	3,611	3,686
Retained earnings	2,847	2,673
Accumulated other comprehensive loss	(140)	(183)
Treasury stock, at cost, 71,046,824 shares and 75,402,523 shares, respectively	(1,757)	(1,873)

TOTAL STOCKHOLDERS’ EQUITY	4,620	4,362

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,342	$11,241

See accompanying Notes to the Condensed Consolidated Financial Statements.

(1)	The Condensed Consolidated Balance Sheet as of March 31, 2009 has been revised to reflect the retrospective adoption of recent accounting pronouncements. For further information refer to Note A, “Basis of Presentation”, in the Notes to these Condensed Consolidated Financial Statements.

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except per share amounts)

	For the Three
	Months Ended
	June 30,
	2009	2008(1)
REVENUE
Subscription and maintenance revenue	$946	$965
Professional services	71	93
Software fees and other	33	29

TOTAL REVENUE	1,050	1,087

EXPENSES
Costs of licensing and maintenance	66	75
Costs of professional services	67	79
Amortization of capitalized software costs	34	31
Selling and marketing	281	297
General and administrative	110	122
Product development and enhancements	119	123
Depreciation and amortization of other intangible assets	39	36
Other expenses, net	7	12
Restructuring and other	2	4

TOTAL EXPENSES BEFORE INTEREST AND INCOME TAXES	725	779

Income before interest and income taxes	325	308
Interest expense, net	17	11

Income before income taxes	308	297
Income tax expense	113	101

NET INCOME	$195	$196

BASIC INCOME PER COMMON SHARE	$0.37	$0.38

Basic weighted average shares used in computation	516	512
DILUTED INCOME PER COMMON SHARE	$0.37	$0.37

Diluted weighted average shares used in computation	540	536
See accompanying Notes to the Condensed Consolidated Financial Statements.

(1)	The Condensed Consolidated Statement of Operations for the three months ended June 30, 2008 has been revised to reflect the retrospective adoption of recent accounting pronouncements. For further information refer to Note A, “Basis of Presentation”, in the Notes to these Condensed Consolidated Financial Statements.

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in millions)

	For the Three Months
	Ended June 30,
	2009	2008 (1)
OPERATING ACTIVITIES:
Net income	$195	$196
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73	67
Provision for deferred income taxes	6	62
Share based compensation expense	33	31
Loss on sale and disposal of assets	1	2
Foreign currency transaction (gains) losses — before taxes, net	—	11
Changes in other operating assets and liabilities, net of effect of acquisitions:
Decrease in trade and current installment accounts receivable, net	221	245
Decrease in noncurrent installment accounts receivable, net	18	38
Decrease in deferred revenue (billed or collected) — current and noncurrent	(94)	(252)
Decrease in taxes payable, net	(75)	(151)
Decrease in accounts payable, accrued expenses and other	(20)	(42)
Decrease in accrued salaries, wages and commissions	(63)	(98)
Decrease in accrued restructuring charges	(19)	(37)
Changes in other operating assets and liabilities	(14)	(18)

NET CASH PROVIDED BY OPERATING ACTIVITIES	262	54
INVESTING ACTIVITIES:
Acquisitions, primarily goodwill, purchased software, and other intangible assets, net of cash acquired	(3)	(20)
Purchases of property and equipment	(25)	(23)
Capitalized software development costs	(37)	(34)
Other investing activities	(2)	2

NET CASH USED IN INVESTING ACTIVITIES	(67)	(75)
FINANCING ACTIVITIES:
Dividends paid	(21)	(21)
Debt repayments, net	(1)	(352)
Exercise of common stock options and other	—	5

NET CASH USED IN FINANCING ACTIVITIES	(22)	(368)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS BEFORE EFFECT OF EXCHANGE RATE CHANGES ON CASH	173	(389)
Effect of exchange rate changes on cash	93	4

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	266	(385)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,712	2,795

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,978	$2,410

See accompanying Notes to the Condensed Consolidated Financial Statements.

(1)	The Condensed Consolidated Statement of Cash Flows for the three months ended June 30, 2008 has been revised to reflect the retrospective adoption of recent accounting pronouncements. For further information refer to Note A, “Basis of Presentation”, in the Notes to these Condensed Consolidated Financial Statements.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(unaudited)
NOTE A — BASIS OF PRESENTATION
The accompanying unaudited Condensed Consolidated Financial Statements of CA, Inc. (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 (2009 Form 10-K).
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
Operating results for the three-month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2010.
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
For license agreements signed prior to October 2000, once all four of the above-noted revenue recognition criteria were met, software license fees were recognized as revenue generally when the software was delivered to the customer, or “up-front” (as the contracts did not include a right to unspecified future software products), and the maintenance fees were deferred and subsequently recognized as revenue over the term of the license. Currently, a relatively small amount of the Company’s revenue from software licenses is recognized on an up-front basis, subject to meeting the same revenue recognition criteria in accordance with SOP 97-2 as described above. Software fees from such licenses are recognized up-front and are reported in the “Software fees and other” line item in the Condensed Consolidated Statements of Operations. Maintenance fees from such licenses are recognized ratably over the term of the license and are recorded on

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(unaudited)
the “Subscription and maintenance revenue” line item in the Condensed Consolidated Statements of Operations. License agreements with software fees that are recognized up-front do not include the right to receive unspecified future software products. However, in the event such license agreements are executed within close proximity to or in contemplation of other license agreements, for which we do not have vendor specific objective evidence (VSOE) of fair value and are accounted for under the Company’s subscription model, with the same customer, the licenses together may be considered a single multi-element agreement, and all such revenue is required to be recognized ratably and is recorded as “Subscription and maintenance revenue” in the Condensed Consolidated Statements of Operations.
Since the Company implemented its subscription model in October 2000, the Company’s practice with respect to products of newly acquired businesses with established VSOE has been to record revenue initially on the acquired company’s systems, generally under an up-front model; and, starting within the first fiscal year after the acquisition, to enter new licenses for such products under the Company’s subscription model, following which revenue is recognized ratably and recorded as “Subscription and maintenance revenue.” In some instances, the Company sells newly developed and recently acquired products on an up-front model. The software license fees from these contracts are presented as “Software fees and other.” Selling such licenses under an up-front model may result in higher total revenue in a current reporting period than if such licenses were based on the Company’s subscription model and the associated revenue recognized ratably.
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
The Company has an established business practice of offering installment payment options to customers and has a history of successfully collecting substantially all amounts due under such agreements. The Company assesses collectability based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If, in the Company’s judgment, collection of a fee is not probable, revenue will not be recognized until the uncertainty is removed, which is generally through the receipt of cash payment.
For further information, refer to the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s 2009 Form 10-K.
Cash Dividends:
In May 2009, the Company’s Board of Directors declared a quarterly cash dividend of $0.04 per share. The dividend totaled approximately $21 million and was paid on June 16, 2009 to stockholders of record at the close of business on May 31, 2009.
In June 2008, the Company’s Board of Directors declared a quarterly cash dividend of $0.04 per share. The dividend totaled approximately $21 million and was paid on June 27, 2008 to stockholders of record at the close of business on June 17, 2008.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(unaudited)
Cash, Cash Equivalents and Marketable Securities:
The Company’s cash, cash equivalents and marketable securities are held in numerous locations throughout the world, with approximately 41% being held by the Company’s foreign subsidiaries outside the United States at June 30, 2009. Marketable securities were less than $1 million at both June 30, 2009 and March 31, 2009.
Restricted Cash:
The Company’s insurance subsidiary requires a minimum restricted cash balance of $50 million. In addition, the Company has other restricted cash balances, including cash collateral for letters of credit. The total amount of restricted cash was approximately $56 million as of June 30, 2009 and March 31, 2009 and is included in the “Other noncurrent assets, net” line item in the Condensed Consolidated Balance Sheets.
Deferred Revenue (Billed or Collected):
The Company accounts for unearned revenue on billed amounts due from customers on a “gross method” of presentation. Under the gross method, unearned revenue on billed installments (collected or uncollected) is reported as deferred revenue in the liability section of the balance sheet. The components of “Deferred revenue (billed or collected) — current” and “Deferred revenue (billed or collected) — noncurrent” as of June 30, 2009 and March 31, 2009 are as follows:

	June 30,	March 31,
	2009	2009
	(in millions)
Current:
Subscription and maintenance	$2,158	$2,272
Professional services	153	150
Financing obligations and other	8	9

Total deferred revenue (billed or collected) — current	2,319	2,431

Noncurrent:
Subscription and maintenance	1,103	987
Professional services	7	10
Financing obligations and other	3	3

Total deferred revenue (billed or collected) — noncurrent	1,113	1,000

Total deferred revenue (billed or collected)	$3,432	$3,431

Deferred revenue (billed or collected) excludes unrealized revenue from contractual obligations that will be billed by the Company in future periods.
Concentration of Credit Risk:
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash equivalents, marketable securities, derivatives and accounts receivable. The Company holds cash and cash equivalents in major financial institutions and related money market funds. Approximately $700 million of the Company’s money market funds are protected by the U.S. Treasury’s Temporary Guarantee Program for Money Market Funds which expires in September 2009. The Company has not historically experienced any losses in its cash and cash equivalent portfolios.
Amounts included in accounts receivable expected to be collected from customers, as disclosed in Note E, “Trade and Installment Accounts Receivable,” have limited exposure to concentration of credit risk due to the diverse customer base and geographic areas covered by operations. Unbilled amounts due under the Company’s prior business model that are expected to be collected from customers include one large IT

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(unaudited)
outsourcer with a license arrangement that extends through fiscal year 2012 with a net unbilled receivable balance of approximately $185 million at June 30, 2009.
Prior to fiscal year 2001, the Company sold individual accounts receivable from certain financial institutions to a third party subject to certain recourse provisions. The outstanding principal balance subject to recourse of these receivables was approximately $38 million as of June 30 and March 31, 2009. The Company has established a liability for the fair value of the recourse provisions of approximately $2 million associated with these receivables as of June 30, 2009 and March 31, 2009.
Statement of Cash Flows:
For the three-month periods ended June 30, 2009 and 2008, interest payments were $30 million and $50 million, respectively, and income taxes paid were $120 million and $108 million, respectively.
Non-cash financing activities for the three-month periods ended June 30, 2009 and 2008 consisted of treasury shares issued in connection with the following: share-based incentive awards granted under the Company’s equity compensation plans of approximately $61 million (net of approximately $21 million of withholding taxes) and $50 million (net of approximately $24 million of withholding taxes), respectively; the Company’s Employee Stock Purchase Plan of approximately $21 million and $17 million, respectively; and discretionary stock contributions to the CA, Inc. Savings Harvest Plan of approximately $33 million and $19 million, respectively.
Adoption of new accounting principles:
Effective April 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (SFAS No. 157) for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), which was adopted by the Company on April 1, 2008. The adoption of the remaining provisions of SFAS No. 157 related to nonfinancial assets and nonfinancial liabilities on April 1, 2009, did not have an impact on the Condensed Consolidated Financial Statements.
Effective April 1, 2009, the Company adopted Financial Accounting Standards Board (FASB) Staff Position (FSP) Emerging Issues Task Force (EITF) No. 03-6-1 (FSP EITF 03-6-1), “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” FSP EITF 03-6-1 clarifies that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” FSP EITF 03-6-1 required all prior-period earnings per share data to be adjusted retrospectively. Adoption did not have a material impact on the Company’s previously reported earnings per share. See Note C, “Income Per Common Share” for additional information regarding the Company’s earnings per share calculation.
Effective April 1, 2009, the Company adopted FSP No. Accounting Principles Board Opinion (APB) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP No. APB 14-1 requires the issuer of convertible debt instruments with cash settlement features to account separately for the liability and equity components of the instruments. The debt is recognized at the present value of its cash flows discounted using the issuer’s nonconvertible debt borrowing rate at the time of issuance with the resulting debt discount being amortized over the expected life of the debt. The equity component is recognized as the difference between the proceeds from the issuance of the convertible debt instrument and the fair value of the liability. FSP No. APB 14-1 requires retrospective application to all periods presented, and does not grandfather existing instruments.
The Company estimated a borrowing rate of 11% for a similar non-convertible instrument at the time the debt was issued. The fair value at issuance of the liability component of the Company’s $460 million

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(unaudited)
1.625% Convertible Senior Notes due December 2009 (the 1.625% Senior Notes) assuming an interest rate of 11% was $251 million, reflecting a discount of $209 million. This discount is being amortized to interest expense over a seven-year period ending December 2009, the date on which holders of the notes may first require the Company to repurchase all or a portion of their notes at a price of $20.04.
The accompanying Condensed Consolidated Balance Sheet as of March 31, 2009 and the Condensed Consolidated Statement of Operations for the three months ended June 30, 2008 have been revised for the retrospective application of FSP APB 14-1. The Condensed Consolidated Balance Sheet as of March 31, 2009 has been revised to reflect a reduction in current debt of $29 million for the remaining unamortized discount, an increase in additional paid in capital of $129 million for the equity component (net of deferred taxes of $80 million), a decrease in retained earnings of $111 million for the cumulative expense from amortization of the discount, and a decrease to deferred tax assets of $11 million.
The June 30, 2008 Condensed Consolidated Statement of Operations has been revised to reflect an increase in interest expense of $7 million, a decrease in income tax expense of approximately $3 million, a decrease in net income of $4 million and a decrease in basic earnings per share of $0.01. Diluted net income per share for the three months ended June 30, 2008 was not affected. The recognition of interest expense at 11%, calculated in accordance with the requirements of FSP APB 14-1, decreased the Company’s reported net income for fiscal year 2009 by approximately $23 million as compared with the stated interest rate of 1.625%.
The unamortized discount associated with the 1.625% Senior Notes was approximately $21 million at June 30, 2009. Total interest expense associated with the 1.625% Senior Notes was approximately $10 million and $9 million for the three month periods ended June 30, 2009 and June 30, 2008, respectively.
Concurrent with the issuance of the 1.625% Senior Notes, the Company entered into call spread repurchase option transactions to partially mitigate potential dilution from conversion of the 1.625% Senior Notes. See the Notes to the Consolidated Financial Statements included in the Company’s 2009 Form 10-K for more information about the call spread repurchase options.
Effective April 1, 2009, the Company adopted FSP FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 require disclosure of the fair value of the Company’s financial instruments in interim reporting periods. These disclosures have been provided in Note G, “Derivatives and Fair Value Measurements”.
Effective April 1, 2009, the Company adopted FASB SFAS No. 165, “Subsequent Events” (SFAS 165). SFAS 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (subsequent events). These standards are largely the same guidance on subsequent events which previously existed only in auditing literature. SFAS 165 also requires disclosure of the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued.
For purposes of this interim financial information, July 24, 2009 is the date through which subsequent events have been evaluated and represents the date the financial statements were issued.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(unaudited)
NOTE B — COMPREHENSIVE INCOME
Comprehensive income includes net income, unrealized gains on cash flow hedges and foreign currency translation adjustments. The components of comprehensive income for the three-month periods ended June 30, 2009 and 2008 are as follows:

	Three Months
	Ended June 30,
	2009	2008(1)
	(in millions)
Net income	$195	$196
Net unrealized gain on cash flow hedges, net of tax	1	—
Foreign currency translation adjustments	41	6

Total comprehensive income	$237	$202

(1)	Net income for the three months ended June 30, 2008 has been revised to reflect the retrospective adoption of FSP APB 14-1. For further information refer to Note A, “Basis of Presentation,” in the Notes to these Condensed Consolidated Financial Statements.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(unaudited)
NOTE C — INCOME PER COMMON SHARE
Effective April 1, 2009, the Company adopted FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” FSP EITF  03-6-1 clarifies that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” The retrospective application required the Company to adjust prior period earnings per share amounts. The implementation of FSP EITF 03-6-1 resulted in a reduction of less than $0.01 in Basic earnings per common share as reported in the Condensed Consolidated Statement of Operations for the three months ended June 30, 2008. Diluted earnings per common share was not affected.
Under the two-class method, net earnings are reduced by the amount of dividends declared in the period for each class of common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net earnings for the period had been distributed. Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares as of the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards and convertible notes. The following table reconciles earnings per common share under the new methodology for the three months ended June 30, 2009 and 2008.

	Three Months Ended
	June 30,
	2009	2008(1)
	(in millions, except per share amounts)
Basic earnings per common share:
Net income	$195	$196
Less: Net income allocable to participating securities	(2)	(2)

Net income allocable to common shares	$193	$194

Weighted-average common shares outstanding	516	512
Basic earnings per common share	$0.37	$0.38

Diluted earnings per common share:
Net income	$195	$196
Add: Interest expense associated with Convertible Senior Notes, net of tax	6	5
Less: Net income allocable to participating securities	(2)	(2)

Net income allocable to common shares	$199	$199

Weighted average shares outstanding and common share equivalents
Weighted average common shares outstanding	516	512
Weighted average shares outstanding upon conversion of Convertible Senior Notes	23	23
Weighted average effect of share-based payment awards	1	1

Denominator in calculation of diluted income per share	540	536

Diluted income per share	$0.37	$0.37

(1)	Net income for the three months ended June 30, 2008 has been revised to reflect the retrospective adoption of FSP APB 14-1. For further information refer to Note A, “Basis of Presentation.”
For the three-month periods ended June 30, 2009 and 2008, approximately 14 million and 12 million of restricted stock awards and options to purchase common stock, respectively, were excluded from the calculation, as their effect on income per share was anti-dilutive during the respective periods.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(unaudited)
NOTE D — ACCOUNTING FOR SHARE-BASED COMPENSATION
The Company recognized share-based compensation in the following line items on the Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months
	Ended June 30,
	2009	2008
	(in millions)
Costs of licensing and maintenance	$1	$1
Costs of professional services	1	1
Selling and marketing	8	6
General and administrative	12	9
Product development and enhancements	5	8

Share-based compensation expense before tax	27	25
Income tax benefit	9	9

Net share-based compensation expense	$18	$16

There were no capitalized share-based compensation costs at June 30, 2009 or 2008.
The following table summarizes information about unrecognized share-based compensation costs as of June 30, 2009:

		Weighted
	Unrecognized	Average Period
	Compensation	Expected to be
	Costs	Recognized
	(in millions)	(in years)
Stock option awards	$1	1.0
Restricted stock units	13	1.7
Restricted stock awards	75	1.6
Performance share units	56	1.7

Total unrecognized share-based compensation costs	$145	1.6

The value of performance share unit (PSU) awards are marked to the closing price of the Company’s common stock on the last trading day of the quarter until the PSUs are granted. Compensation costs for the PSUs are amortized over the requisite service periods based on the expected level of achievement of the performance targets. At the conclusion of the performance periods for the PSUs, the applicable number of shares of restricted stock awards (RSAs) or restricted stock units (RSUs) or unrestricted shares granted may vary based upon the level of achievement of the performance targets and the approval of the Company’s Compensation and Human Resources Committee (which has discretion to reduce any award for any reason).
Awards under the long-term incentive plans were granted in the first quarter of fiscal years 2010 and 2009.
The fiscal year 2009 and 2008 1-year PSU’s under the long term incentive plans were granted in the first quarter of fiscal years 2010 and 2009, respectively. The table below summarizes the RSAs and RSUs granted under these PSUs:

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(unaudited)

		RSAs		RSUs
			Weighted			Weighted Average
Incentive Plans	Performance	Shares	Average Grant	Shares		Grant Date Fair
for Fiscal Years	Period	(millions)	Date Fair Value	(millions)		Value

2009	1-year	0.9	$18.05	—	(1)	$17.96
2008	1-year	1.8	$26.04	—	(1)	$25.96

(1)	Shares granted amounted to less than 0.1 million
The fiscal year 2007 3-year PSUs under the long-term incentive plan were granted in the first quarter of fiscal year 2010 resulting in approximately 0.4 million unrestricted shares with a weighted average grant date fair value of $18.05.
Share-based awards granted under the Fiscal Year 2009 Sales Retention Equity Program in the first quarter of fiscal year 2010. The table below summarizes the RSAs and RSUs granted under this program:

		RSAs		RSUs
			Weighted		Weighted Average
Incentive Plans	Performance	Shares	Average Grant	Shares	Grant Date Fair
for Fiscal Years	Period	(millions)	Date Fair Value	(millions)	Value

2009	1-year	0.5	$18.05	0.2	$17.84
For the three-month periods ended June 30, 2009 and 2008 the Company did not issue options.
The table below summarizes all of the RSUs and RSAs, including grants provided pursuant to the long-term incentive plans discussed above, granted during the three-month periods ended June 30, 2009 and 2008:

	Three Months
	Ended June 30,
	2009	2008
	(shares in millions)
RSUs
Shares	0.6	0.3
Weighted Avg. Grant Date Fair Value (1)	$17.40	$24.38
RSAs
Shares	3.7	3.8
Weighted Avg. Grant Date Fair Value (2)	$18.04	$25.34

(1)	The fair value is based on the quoted market value of the Company’s common stock on the grant date reduced by the present value of dividends expected to be paid on the Company’s common stock prior to vesting of the RSUs which is calculated using a risk free interest rate.

(2)	The fair value is based on the quoted market value of the Company’s common stock on the grant date.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(unaudited)
NOTE E — TRADE AND INSTALLMENT ACCOUNTS RECEIVABLE
The Company uses installment license agreements as a standard business practice and has a history of successfully collecting substantially all amounts due under the original payment terms without making concessions on payments, software products, maintenance, or professional services. Net trade and installment accounts receivable represent amounts due from the Company’s customers. These accounts receivable balances are presented net of allowances for doubtful accounts and unamortized discounts. Unamortized discounts reflect imputed interest for the time value of money for license agreements under the Company’s prior business model. These balances do not include unbilled contractual commitments executed under the Company’s current business model. The components of Net trade and installment accounts receivable are as follows:

	June 30,	March 31,
	2009	2009
	(in millions)
Current:
Accounts receivable — billed	$486	$658
Accounts receivable — unbilled	82	71
Other receivables	23	34
Unbilled amounts due within the next 12 months — prior business model	103	108
Less: Allowance for doubtful accounts	(25)	(25)
Less: Unamortized discounts	(7)	(7)

Net trade and installment accounts receivable — current	$662	$839

Noncurrent:
Unbilled amounts due beyond the next 12 months — prior business model	$86	$132
Less: Unamortized discounts	(3)	(4)

Net installment accounts receivable — noncurrent	$83	$128

NOTE F — GOODWILL, CAPITALIZED SOFTWARE AND OTHER INTANGIBLE ASSETS
The gross carrying amounts and accumulated amortization for capitalized software and other intangible assets at June 30, 2009 were approximately $6,446 million and $5,728 million, respectively. These amounts include fully amortized intangible assets of approximately $5,052 million, which is composed of purchased software of approximately $4,547 million, internally developed software of approximately $385 million and other identified intangible assets subject to amortization of approximately $120 million. The remaining gross carrying amounts and accumulated amortization for capitalized software and other intangible assets that are not fully amortized are as follows:

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(unaudited)

	As of June 30, 2009
	Gross
	Amortizable	Accumulated	Net
	Assets	Amortization	Assets
		(in millions)
Capitalized software:
Purchased	$321	$181	$140
Internally developed	509	159	350
Other identified intangible assets subject to amortization	550	336	214
Other identified intangible assets not subject to amortization	14	—	14

Total	$1,394	$676	$718

Internally developed capitalized software costs and other identified intangible asset costs are included in “Other noncurrent assets, net” on the Condensed Consolidated Balance Sheets.
Based on the capitalized software and other intangible assets recorded through June 30, 2009, the annual amortization expense over the next five fiscal years is expected to be as follows:

	Year Ended March 31,
	2010	2011	2012	2013	2014
	(in millions)
Capitalized software:
Purchased	$51	$40	$28	$20	$12
Internally developed	87	90	75	61	41
Other identified intangible assets subject to amortization	54	54	32	26	22

Total	$192	$184	$135	$107	$75

The carrying value of goodwill was approximately $5,366 million and $5,364 million as of June 30, 2009 and March 31, 2009, respectively.
NOTE G — DERIVATIVES AND FAIR VALUE MEASUREMENTS
The Company is exposed to certain financial market risks relating to its business operations, including changes in interest rates, which could impact the value of its financial assets and liabilities, and foreign exchange rate risks associated with the Company’s foreign operations, which could affect foreign currency denominated monetary assets and liabilities and forecasted transactions. The Company enters into derivative contracts with the intent of mitigating a certain portion of these risks.
During the first three months of fiscal years 2010 and 2009, the Company did not designate its foreign exchange derivatives as hedges under SFAS No. 133. Accordingly, all foreign exchange derivatives are recognized on the Condensed Consolidated Balance Sheets at fair value and unrealized and realized changes in fair value from these contracts are recorded as “Other expenses, net” in the Company’s Condensed Consolidated Statements of Operations.
During fiscal year 2009, the Company entered into interest rate swaps with a total notional value of $250 million to hedge a portion of its variable interest rate payments. These derivatives are designated as cash flow hedges under SFAS No. 133. The effective portion of these cash flow hedges are recorded as “Accumulated other comprehensive loss” in the Company’s Condensed Consolidated Balance Sheet and reclassified into “Interest expense, net,” in the Company’s Condensed Consolidated Statements of Operations in the same period during which the hedged transaction affects earnings. Any ineffective portions of the cash flow hedges are recorded immediately to “Interest expense, net.” No ineffectiveness existed at June 30, 2009 or at March 31, 2009.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(unaudited)
The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30 and March 31, 2009.

	Fair Value Measurement at Reporting Date Using
	(in millions)
		Quoted Prices in	Significant Other
	Estimated Fair	Active Markets for	Observable
	Value at	Identical Assets	Inputs
Description	June 30, 2009	(Level 1)(1)	(Level 2)(2)
Assets:
Money market funds	$1,414	$1,414	$—
Government securities	650	650	—
Foreign exchange derivatives (3)	2	—	2

Total Assets	$2,066	$2,064	$2

Liabilities:
Foreign exchange derivatives (3)	$5	—	$5
Interest Rate Derivatives (4)	6	—	6

Total Liabilities	$11	$—	$11

(1)	Level 1 is defined as quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities per SFAS 157.

(2)	Level 2 is defined as quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly per SFAS 157.

(3)	Foreign exchange derivatives are not designated as hedges under SFAS No. 133.

(4)	Interest rate derivatives are designated as cash flow hedges under SFAS No. 133.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(unaudited)

	Fair Value Measurement at Reporting Date Using
	(in millions)
		Quoted Prices in	Significant Other
	Estimated Fair	Active Markets for	Observable
	Value at	Identical Assets	Inputs
Description	March 31, 2009	(Level 1)	(Level 2)
Assets:
Money market funds	$1,617	$1,617	$—
Government securities	405	405	—

Total Assets	$2,022	$2,022	$—

Liabilities:
Interest Rate Derivatives (1)	$7	$—	$7

Total Liabilities	$7	$—	$7

(1)	Interest rate derivatives are designated as cash flow hedges under SFAS No. 133.
At June 30 and March 31, 2009, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).
At June 30 and March 31, 2009, the Company had approximately $1,364 million and $1,567 million, respectively, of investments in money market funds classified as “Cash, cash equivalents and marketable securities” in its Condensed Consolidated Balance Sheet. The Company also had approximately $650 million and $405 million, respectively, in treasury bills, classified as “Cash, cash equivalents and marketable securities.” The Company had $50 million in restricted cash amounts classified as “Other noncurrent assets, net” at both June 30 and March 31, 2009.
At June 30, 2009, approximately $2 million and $5 million of foreign exchange derivatives were included in “Other Current Assets” and “Other Current Liabilities”, respectively. At March 31, 2009, the Company had no foreign exchange derivative contracts outstanding. At June 30 and March 31, 2009, approximately $6 million and $7 million, respectively, of the Company’s interest rate derivatives are included in “Other current liabilities.”
For the Company’s interest rate derivatives, the amount of loss recorded in accumulated other comprehensive loss from the “Effective Portion” was approximately $6 million for the three months ended June 30, 2009. The amount of loss reclassified from accumulated other comprehensive income into “Interest expense, net” was approximately $2 million for the three months ended June 30, 2009. In the next twelve months, approximately $5 million is expected to be released from “Accumulated other comprehensive loss” to income.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(unaudited)
A summary of the effect of the interest rate and foreign exchange derivatives on the Company’s Condensed Consolidated Statement of Operations is as follows:

	Amount of Net Loss Recognized in Income on
	Derivatives
	(in millions)
Location of Net Loss Recognized in	Three Months Ended	Three Months Ended
Income on Derivatives	June 30, 2009	June 30, 2008
Interest expenses, net (1)	$2	$—
Other expenses, net (2)	$20	$1

(1)	Interest rate derivatives designated as cash flow hedges under SFAS No. 133.

(2)	Foreign exchange derivatives not designated as hedges under SFAS No. 133.
The following table presents the carrying amounts and estimated fair values of the Company’s instruments that are not measured at fair value on a recurring basis:

	At June 30, 2009
	(in millions)
	Carrying Value	Estimated Fair Value
Assets:
Noncurrent portion of installment accounts receivable (1)	$83	$83

Liabilities:
Long-term debt (2)	$1,919	$1,937
Facilities abandonment reserve (3)	$74	$78

(1)	Estimated fair value of the noncurrent portion of installment accounts receivable approximates carrying value due to the relatively short duration of the liabilities.

(2)	Estimated fair value of long-term debt is based on quoted prices for similar liabilities for which significant inputs are observable except for certain long-term lease obligations, for which fair value approximates carrying value. Estimated fair value of long-term debt includes $13 million for the conversion feature of the 1.625% Convertible Senior Notes. See the Notes to the Consolidated Financial Statements included in the Company’s 2009 Form 10-K for more information about the 1.625% Convertible Senior Notes.

(3)	Estimated fair value for the facilities abandonment reserve was determined using the Company’s current incremental borrowing rate. The facilities abandonment reserve includes approximately $25 million in “Accrued expenses and other current liabilities” and approximately $49 million in “Other noncurrent liabilities” line items on the Condensed Consolidated Balance Sheet.
The fair value of the Company’s call spread repurchase option associated with the 1.625% Senior Notes at June 30, 2009 was $13 million which was based on quoted prices for similar securities. See the Notes to the Consolidated Financial Statements included in the Company’s 2009 Form 10-K for more information about the call spread repurchase options.
NOTE H — RESTRUCTURING
Fiscal 2007 Plan: In August 2006, the Company announced the Fiscal 2007 plan to significantly improve the Company’s expense structure and increase its competitiveness. The Fiscal 2007 plan’s objectives included a workforce reduction, global facilities consolidations and other cost reduction initiatives. The Company has recognized substantially all of the costs associated with the Fiscal 2007 plan.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(unaudited)
The Company currently estimates a reduction in workforce of approximately 3,100 individuals under the Fiscal 2007 plan. Most of these actions have been completed; however, final payment of the severance amounts is dependent upon settlement with the works councils in certain international locations. The Company has also recognized substantially all of the facilities abandonment costs associated with the Fiscal 2007 plan.
For the three months ended June 30, 2009, restructuring activity under the Fiscal 2007 plan was as follows:

		Facilities
	Severance	Abandonment
	(in millions)
Accrued balance as of March 31, 2009	$45	$71
Payments	(14)	(5)

Accrued balance as of June 30, 2009	$31	$66

The liability balance for the severance portion of the remaining reserve is included in the “Accrued salaries, wages and commissions” line on the Condensed Consolidated Balance Sheets. The liability for the facilities abandonment portion of the remaining reserve is included in the “Accrued expenses and other current liabilities” and “Other noncurrent liabilities” line items on the Condensed Consolidated Balance Sheets.
NOTE I — INCOME TAXES
Income tax expense for the quarter ended June 30, 2009 was $113 million compared with a tax expense of $101 million for the quarter ended June 30, 2008. During the three months ended June 30, 2008, the Company settled a U.S. federal income tax audit for the fiscal years 2001 through 2004, which resulted in a decrease in the liability for uncertain tax positions of $55 million. As a result of this settlement, during the three months ended June 30, 2008, the Company recognized a tax benefit of $11 million and a reduction of goodwill by $10 million, with the remainder offset against existing tax refund claims and deferred tax assets previously recorded.
NOTE J — COMMITMENTS AND CONTINGENCIES
Certain legal proceedings in which the Company is involved are discussed in Note 8, “Commitments and Contingencies,” in the Notes to the Consolidated Financial Statements included in the Company’s 2009 Form 10-K. The following discussion should be read in conjunction with the 2009 Form 10-K.
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
June 30, 2009
(unaudited)
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
A stockholder derivative lawsuit was filed by Charles Federman against certain current and former directors of the Company, based on essentially the same allegations as those contained in the February and March 2002 stockholder lawsuits discussed above. This action was commenced in April 2002 in the Delaware Chancery Court, and an amended complaint was filed in November 2002. The defendants named in the amended complaint were former Company directors The Honorable Alfonse M. D’Amato, Shirley Strum Kenny and Messrs. Wang, Kumar, Artzt, Willem de Vogel, Richard Grasso, Roel Pieper, and Lewis S. Ranieri. The Company was named as a nominal defendant. The derivative suit alleged breach of fiduciary duties on the part of all the individual defendants and, as against the former management director defendants, insider trading on the basis of allegedly misappropriated confidential, material information. The amended complaint sought an accounting and recovery on behalf of the Company of an unspecified amount of damages, including recovery of the profits allegedly realized from the sale of Common Stock.
On August 25, 2003, the Company announced the settlement of the above-described class action lawsuits against the Company and certain of its present and former officers and directors, alleging misleading statements, misrepresentations, and omissions regarding the Company’s financial performance, as well as breaches of fiduciary duty. At the same time, the Company also announced the settlement of a derivative lawsuit, in which the Company was named as a nominal defendant, filed against certain present and former officers and directors of the Company, alleging breaches of fiduciary duty and, against certain management directors, insider trading, as well as the settlement of an additional derivative action filed by Charles Federman that had been pending in the Federal Court. As part of the class action settlement, which was approved by the Federal Court in December 2003, the Company agreed to issue a total of up to 5.7 million shares of Common Stock to the stockholders represented in the three class action lawsuits, including payment of attorneys’ fees. The Company completed the issuance of the settlement shares as well as payment of $3.3 million to the plaintiffs’ attorneys in legal fees and related expenses in 2004.
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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(unaudited)
Derivative Actions Filed in 2004
In June and July 2004, three purported derivative actions were filed in the Federal Court by Ranger Governance, Ltd. (Ranger), Bert Vladimir and Irving Rosenzweig against certain current or former employees and/or directors of the Company (the Derivative Actions). In November 2004, the Federal Court issued an order consolidating the Derivative Actions. The plaintiffs filed a consolidated amended complaint (the Consolidated Complaint) on January 7, 2005. The Consolidated Complaint names as defendants Messrs. Wang, Kumar, Zar, McWade, Schwartz, de Vogel, Grasso, Pieper, Artzt, D’Amato, and Ranieri, Stephen Richards, Steven Woghin, David Kaplan, David Rivard, Lloyd Silverstein, Michael A. McElroy, Gary Fernandes, Robert E. La Blanc, Jay W. Lorsch, Kenneth Cron, Walter P. Schuetze, KPMG LLP, and Ernst & Young LLP. The Company is named as a nominal defendant. The Consolidated Complaint seeks from one or more of the defendants (1) contribution towards the consideration the Company had previously agreed to provide current and former stockholders in settlement of certain class action litigation commenced against the Company and certain officers and directors in 1998 and 2002 (see “Stockholder Class Action and Derivative Lawsuits Filed Prior to 2004 — Background”), (2) compensatory and consequential damages in an amount not less than $500 million in connection with the investigations giving rise to the Deferred Prosecution Agreement (DPA) entered into between the Company and the United States Attorney’s Office (USAO) in 2004 and a consent to enter into a final judgment (Consent Judgment) in a parallel proceeding brought by the SEC regarding certain of the Company’s past accounting practices, including its revenue recognition policies and procedures during certain periods prior to the adoption of the Company’s new business model in October 2000. (In May 2007, based upon the Company’s compliance with the terms of the DPA, the Federal Court ordered dismissal of the charges that had been filed against the Company in connection with the DPA, and the DPA expired. The injunctive provisions of the Consent Judgment permanently enjoining the Company from violating certain provisions of the federal securities laws remain in effect.), (3) unspecified relief for violations of Section 14(a) of the Exchange Act for alleged false and material misstatements made in the Company’s proxy statements issued in 2002 and 2003, (4) relief for alleged breach of fiduciary duty, (5) unspecified compensatory, consequential and punitive damages based upon allegations of corporate waste and fraud, (6) unspecified damages for breach of duty of reasonable care, (7) restitution and rescission of the compensation earned under the Company’s executive compensation plan and (8) pursuant to Section 304 of the Sarbanes-Oxley Act, reimbursement of bonus or other incentive-based equity compensation and alleged profits realized from sales of securities issued by the Company. Although no relief is sought from the Company, the Consolidated Complaint seeks monetary damages, both compensatory and consequential, from the other defendants, including current or former employees and/or directors of the Company, Ernst & Young LLP and KPMG LLP in an amount totaling not less than $500 million.
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
June 30, 2009
(unaudited)
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
In a memorandum and order dated August 2, 2007, the Federal Court denied all of the 60(b) Motions and reaffirmed the 2003 settlements (the August 2 decision). On August 24, 2007, Ranger and the Wyly Litigants filed notices of appeal of the August 2 decision. On August 16, 2007, the Special Litigation Committee filed a motion to amend or clarify the August 2 decision, and the Company joined that motion. On September 12, 2007 and October 4, 2007, the Federal Court issued opinions denying the motions to amend or clarify. On September 18, 2007, the Wyly Litigants and Ranger filed notices of appeal of the September 12 decision. The Company filed notices of cross-appeal of the September 12 and October 4 decisions on November 2, 2007. Oral argument on the appeals and cross-appeals occurred on March 11, 2009. On July 23, 2009, the United States Court of Appeals for the Second Circuit issued a summary order affirming the August 2, September 12 and October 4, 2007 decisions of the Federal Court referenced above. The summary order also acknowledged that the Ranger Governance litigation that was part of the 2004 Derivative Actions was not before the Second Circuit and, therefore, the Company could renew its motion to dismiss and realign that had been dismissed without prejudice in the October 29, 2007 decision referenced above.
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
June 30, 2009
(unaudited)
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
June 30, 2009
(unaudited)
directors in various litigations and investigations arising out of similar allegations, including the litigation described above.
Additional information about litigation involving the Company’s directors and executive officers is contained in the Company’s periodic and other reports filed with the SEC.

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
A number of important factors could cause actual results or events to differ materially from those indicated by such forward-looking statements, including: given the global nature of our business, economic factors or political events beyond our control and other business risks associated with non-U.S. operations can affect our business in unpredictable ways; general economic conditions, including concerns regarding a global recession and credit constraints, or unfavorable economic conditions in a particular region, business or industry sector, may lead our customers to delay or forgo technology investments and could have other impacts, any of which could adversely affect our business, financial condition, operating results and cash flow; changes to the compensation of our sales organization could materially adversely affect our business, financial condition, operating results and cash flow; failure to expand our channel partner programs related to the sale of CA solutions may result in lost sales opportunities, increases in expenses and weakening in our competitive position; if we do not adequately manage and evolve our financial reporting and managerial systems and processes, including the successful implementation of our enterprise resource planning software, our ability to manage and grow our business may be harmed; we may encounter difficulties in successfully integrating companies and products that we have acquired or may acquire into our existing business and, therefore, such failed integration could materially adversely affect our infrastructure, market presence, or results of operations; we are subject to intense competition in product and service offerings and pricing, and we expect to face increased competition in the future, which could either diminish demand for or inhibit growth of our products and, therefore, reduce our sales, revenue and market presence; our business may suffer if we are not able to retain and attract qualified personnel, including key managerial, technical, marketing and sales personnel; failure to adapt to technological change in a timely manner could materially adversely affect our business; if our products do not remain compatible with ever-changing operating environments we could lose customers and the demand for our products and services could decrease, which could materially adversely affect our business, financial condition, operating results and cash flow; certain software that we use in our products is licensed from third parties and thus may not be available to us in the future, which has the potential to delay product development and production and, therefore, could materially adversely affect our business, financial condition, operating results and cash flow; certain software we use is from open source code sources, which, under certain circumstances, may lead to unintended consequences and, therefore, could materially adversely affect our business, financial condition, operating results and cash flow; discovery of errors in our software could materially adversely affect our revenue and earnings and subject us to product liability claims, which may be costly and time consuming; we have a significant amount of debt; changes in market conditions or our ratings could increase our interest costs and adversely affect the cost of refinancing our debt and our ability to refinance our debt, which could materially adversely affect our business, financial condition, operating results and cash flow; failure to protect our intellectual property rights and source code would weaken our competitive position; the number, terms and duration of our license agreements as well as the timing of orders from our customers and channel partners, may cause fluctuations in some of our key financial metrics, which may affect our quarterly financial results; we may become dependent upon large transactions, and the failure to close such transactions on a satisfactory basis could materially adversely affect our business, financial condition, operating results and cash flow; our sales to government clients subject us to risks, including early termination, audits, investigations, sanctions and penalties; our customers’ data centers and IT environments may be subject to hacking or other breaches, harming the market perception of the

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
effectiveness of our product; our software products, data centers and IT environments may be subject to hacking or other breaches, harming the market perception of the effectiveness of our products; the use of third party microcode could negatively affect our product development; we may lose access to third-party operating systems, which could materially adversely affect future product development; third parties could claim that our products infringe their intellectual property rights or that we owe royalty payments, which could result in significant litigation expense or settlement with unfavorable terms, which could materially adversely affect our business, financial condition, operating results and cash flow; fluctuations in foreign currencies could result in translation losses; any failure by us to execute our restructuring plans and related sales model changes successfully could result in total costs that are greater than expected or revenues that are less than anticipated; we have outsourced various functions to third parties and these arrangements may not be successful, thereby resulting in increased costs, or may adversely affect service levels and our public reporting; potential tax liabilities may materially adversely affect our results; and these factors and the other factors described more fully in our filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties occur, or should our assumptions prove incorrect, actual results may vary materially from those described in this Form 10-Q as anticipated, believed, estimated, or expected. We do not intend to update these forward-looking statements, except as otherwise required by law. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. This MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements. References in this Form 10-Q to fiscal 2010 and fiscal 2009 are to our fiscal years ended on March 31, 2010 and 2009, respectively.
OVERVIEW
CA, Inc. is the world’s leading independent information technology (IT) management software company. We help organizations manage IT to become lean and more productive (Lean IT), which can help them better compete, innovate and grow. We develop and deliver software that makes it easier for organizations to manage IT throughout complex computing environments. With our vision for Enterprise IT Management (EITM) and our expertise, organizations can more effectively govern, manage and secure the services IT delivers to their businesses to reduce costs and risks, improve service and ensure IT is integrated with their businesses.
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
For further discussion of our business and business model, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 (the 2009 Form 10-K). For further discussion of our Critical Accounting Policies and Business Practices, see “Critical Accounting Policies and Business Practices.”

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
QUARTERLY UPDATE
•	In April 2009, CA rolled out 13 new and enhanced EITM products, aimed at helping CIOs achieve Lean IT. The launch included products across our entire portfolio from network and infrastructure management to application performance management, from security and compliance management to project and portfolio management.

•	In June 2009, CA announced the acquisition of data center automation and policy-based optimization assets from Cassatt Corporation, a provider of innovative cloud computing software that makes data centers more efficient.

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
PERFORMANCE INDICATORS
Management uses several quantitative performance indicators to assess our financial results and condition. Following is a summary of the principal quantitative performance indicators that management uses to review performance:

	Three Months
	Ended June 30,			Percent
	2009	2008	Change	Change
		(as adjusted)
	(dollars in millions)
Total revenue	$1,050	$1,087	$(37)	(3)%
Subscription and maintenance revenue	$946	$965	$(19)	(2)%
Net income (1)	$195	$196	$(1)	(1)%
Cash provided by operating activities	$262	$54	$208	385%
Total bookings	$1,198	$1,030	$168	16%
Subscription and maintenance bookings	$1,090	$918	$172	19%
Weighted average subscription and maintenance license agreement duration in years	4.21	3.37	0.84	25%
Annualized subscription and maintenance bookings	$259	$272	$(13)	(5)%

			Change		Change
	June 30,	March 31,	From	June 30,	From Prior
	2009	2009	Year End	2008	Year Quarter
		(as adjusted)
	(in millions)
Cash, cash equivalents and marketable securities(2)	$2,979	$2,713	$266	$2,411	$568
Total debt (1)	$1,919	$1,908	$11	$2,170	$(251)

Total expected future cash collections from committed contracts(3)	$5,036	$4,914	$122	$4,292	$744
Total revenue backlog	$7,723	$7,378	$345	$6,826	$897

(1)	Adjusted for the adoption of FSP APB 14-1. Refer to Note A “Basis of Presentation” for additional information.

(2)	Marketable securities were less than $1 million as of June 30, 2009, March 31, 2009 and June 30, 2008.

(3)	Refer to the discussion in the “Liquidity and Capital Resources” section of this MD&A for additional information on expected future cash collections from committed contracts, billings backlog and revenue backlog.
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
Subscription and Maintenance Bookings — Subscription and maintenance bookings is the aggregate incremental amount we expect to collect from our customers over the terms of the underlying subscription and maintenance agreements entered into during a reporting period. These amounts include the sale of products directly by us, as well as indirectly by distributors, resellers and value-added resellers to end-users, where the contracts incorporate the right for end-users to receive unspecified future software products and other contracts without these rights entered into in close proximity or contemplation of such agreements. These amounts are expected to be recognized ratably as subscription and maintenance revenue over the applicable term of the agreement. Subscription and maintenance bookings excludes the value associated with certain perpetual based licenses, license-only indirect sales, and professional services arrangements.
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
Weighted Average Subscription and Maintenance License Agreement Duration in Years — The weighted average subscription and maintenance license agreement duration in years reflects the duration of all subscription and maintenance license agreements executed during a period, weighted by the total contract value of each individual agreement.
Annualized Subscription and Maintenance Bookings — Annualized subscription and maintenance bookings is an indicator that normalizes the bookings recorded in the current period as compared with the same metric in the prior period to account for contract length. It is calculated by dividing the total value of all new subscription and maintenance license agreements entered into during a period by the weighted average subscription and license agreement duration in years of all such license and maintenance agreements recorded during the same period.
Total Revenue Backlog — Total revenue backlog represents the aggregate amount we expect to recognize as revenue in the future as either subscription and maintenance revenue, professional services revenue or software fees and other revenue associated with contractually committed amounts billed or to be billed as of the balance sheet date. Total revenue backlog is composed of amounts recognized as liabilities in our Condensed Consolidated Balance Sheets as deferred revenue (billed or collected) as well as unearned amounts associated with balances yet to be billed under subscription and maintenance and software fees and other agreements. Amounts are classified as current or non-current depending on when they are expected to be earned and therefore recognized as revenue. The portion of the total revenue backlog that relates to subscription and maintenance agreements is recognized as revenue evenly on a monthly basis over the duration of the underlying agreements and is reported as subscription and maintenance revenue in our Condensed Consolidated Statements of Operations.
“Deferred revenue (billed or collected)” is composed of: (i) amounts received from customers in advance of revenue recognition, (ii) amounts billed but not collected for which revenue has not yet been earned, and (iii) amounts received in advance of revenue recognition from financial institutions where we have transferred our interest in committed installments (referred to as “Financing obligations” in the Deferred Revenue table in Note A, “Basis of Presentation” in the Notes to the Condensed Consolidated Financial Statements).
RESULTS OF OPERATIONS
The following table presents changes in the line items on our Condensed Consolidated Statement of Operations for the three-month periods ended June 30, 2009 and 2008 measured by Dollar Change, Percentage of Dollar Change, and Percentage of Total Revenue. These comparisons of past financial results are not necessarily indicative of future results.

	Three Months Ended June 30,
				Percentage	Percentage
			Dollar	of	of
			Change	Dollar	Total
			2009/	Change	Revenue
	2009	2008 (1)	2008	2009/2008	2009	2008
		(dollars in millions)
Revenue
Subscription and maintenance revenue	$946	$965	$(19)	(2)%	90%	89%
Professional services	71	93	(22)	(24)	7	9
Software fees and other	33	29	4	14	3	2

Total revenue	$1,050	$1,087	$(37)	(3)%	100%	100%

Expenses
Costs of licensing and maintenance	$66	$75	$(9)	(12)%	6%	7%
Costs of professional services	67	79	(12)	(15)	6	7
Amortization of capitalized software costs	34	31	3	10	3	3
Selling and marketing	281	297	(16)	(5)	27	27
General and administrative	110	122	(12)	(10)	10	11
Product development and enhancements	119	123	(4)	(3)	11	11
Depreciation and amortization of other intangible assets	39	36	3	8	4	3
Other expenses, net	7	12	(5)	(42)	1	1
Restructuring and other	2	4	(2)	(50)	—	—

Total expenses before interest and income taxes	725	779	(54)	(7)	69	72

Income before interest and income taxes	325	308	17	6	31	28%
Interest expense, net	17	11	6	55	2	1

Income before income taxes	308	297	11	4	29	27
Income tax expense	113	101	12	12	11	9

Net income	$195	$196	$(1)	(1)%	19%	18%

Note — Amounts may not add to their respective totals due to rounding.

(1)	Adjusted for the adoption of FSP APB 14-1. Refer to Note A “Basis of Presentation” for additional information.
Bookings
Total Bookings
For the three months ended June 30, 2009 and 2008, total bookings were $1,198 million and $1,030 million, respectively. The increase in bookings was mainly attributable to the increase in Subscription and Maintenance bookings, as described further below.
Subscription and Maintenance Bookings
For the three months ended June 30, 2009 and 2008, we added subscription and maintenance bookings of $1,090 million and $918 million, respectively. The increase in subscription and maintenance bookings for the three-month period was primarily attributable to the length and dollar amounts of large contracts entered into during the first quarter of fiscal 2010 compared with the first quarter of fiscal 2009, partially offset by an unfavorable foreign exchange affect of $35 million. During the first quarter of fiscal 2010, we renewed a total of 13 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $634 million. During the first quarter of fiscal 2009, we renewed 13 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $371 million.
For the three-month period ended June 30, 2009, annualized subscription and maintenance bookings decreased $13 million from the prior year period to $259 million. The weighted average subscription and maintenance duration in years increased to 4.21 from 3.37 in the prior year period. This increase was primarily attributable to the execution of several contract extensions with terms greater than four and one half years, four of which had a combined contract value of approximately $521 million. Three of these four contracts were with managed service providers, who traditionally extend contracts for longer than average lengths. Although each contract is subject to terms negotiated by the respective parties, management does not currently expect the duration of contracts to increase materially beyond historical levels.
Revenue
Total Revenue
As more fully described below, the decrease in total revenue in the first quarter of fiscal 2010 compared with the first quarter of fiscal 2009 was due to an unfavorable foreign exchange impact of $75 million and lower professional services revenues partially offset by higher subscription and maintenance revenues.
Price changes do not have a material impact on revenue in a given period as a result of our ratable subscription model.
Subscription and Maintenance Revenue
The decrease in subscription and maintenance revenue for the three month period ended June 30, 2009 as compared with the prior year period was due to a $67 million negative effect from foreign exchange. Excluding foreign exchange, subscription and maintenance revenue increased by $48 million primarily due to an increase in the annual value of existing customer contracts.
Professional Services
Professional services revenue decreased in the first quarter of fiscal 2010, as compared with the same period in fiscal 2009, primarily due to revenue decreases from customer delays in signing professional service contracts due to the difficult environment. Professional services also had an unfavorable foreign exchange effect of $7 million.
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

Total Revenue by Geography
The following table presents the revenue earned from the United States and international geographic regions and corresponding percentage changes for the three-month periods ended June 30, 2009 and 2008, respectively. These comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended June 30,
					Dollar	Percentage
	2009	%	2008	%	Change	Change
	(dollars in millions)
United States	$584	56%	$552	51%	$32	6%
International	466	44%	535	49%	(69)	(13)%

	$1,050	100%	$1,087	100%	$(37)	(3)%

Revenue in the United States increased by $32 million, or 6%, primarily due to higher subscription revenue resulting from subscription licenses executed in prior periods. International revenue decreased by $69 million, or 13%, for the first quarter of fiscal 2010 as compared with the first quarter of fiscal 2009. This decrease was due to the $75 million unfavorable impact from foreign exchange.
Expenses
Costs of Licensing and Maintenance
Costs of licensing and maintenance includes technical support, royalties, and other manufacturing and distribution costs. The decrease in costs of licensing and maintenance for the first quarter of fiscal 2010 as compared with the first quarter of fiscal 2009 was primarily due to a $4 million favorable foreign exchange variance and a $4 million decrease in royalty fees.
Costs of Professional Services
Costs of professional services consists primarily of our personnel-related costs associated with providing professional services and training to customers. For the first quarter of fiscal 2010, the costs of professional services decreased as compared with the prior year period primarily due to a $7 million favorable foreign exchange variance and decreased personnel costs, mostly related to reduced revenues.
As a result of the decreased professional services revenues across all regions, the margins on professional services revenue declined in the first quarter of fiscal 2010 as compared with the first quarter of fiscal 2009.
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
The increase in amortization of capitalized software costs for the first quarter of fiscal 2010 compared with the first quarter of fiscal 2009 was primarily due to the increase in activities relating to projects that were capitalized during prior periods.
Selling and Marketing
Selling and marketing expenses include the costs relating to our sales force, costs relating to our channel partners, corporate and business marketing costs and our customer training programs. The decline in selling and marketing expenses for the first quarter of fiscal 2010 compared with the first quarter of fiscal 2009 was primarily due to a favorable foreign exchange effect of $17 million.
General and Administrative
General and administrative expenses include the costs of corporate and support functions including our executive leadership and administration groups, finance, legal, human resources, corporate communications and other costs such as provisions for doubtful accounts. For the first quarter of fiscal 2010, general and administrative costs decreased as compared with the prior year period primarily due to a favorable foreign exchange effect of $6 million and reductions in costs due to reduced office space and other expenses.
Product Development and Enhancements
For the first quarters of fiscal 2010 and 2009, product development and enhancements expenses represented approximately 11% of total revenue. During the first quarter of fiscal 2010, we continued our investment in product development and enhancements for emerging technologies, as well as a broadening of our enterprise product offerings. Expenses declined during the first quarter of fiscal 2010 as compared with the first quarter of fiscal 2009 primarily due to a favorable foreign exchange effect of $6 million partially offset by increased research and development expenditures.
Depreciation and Amortization of Other Intangible Assets
The increase in depreciation and amortization of other intangible assets for the first quarter of fiscal 2010 compared with the first quarter of fiscal 2009 was primarily due to the increase in depreciation expenses for acquired assets.
Other Expenses, Net
Other expenses, net includes gains and losses attributable to divested assets, foreign currency exchange rate fluctuations, and certain other items. For the first quarter of fiscal 2010, other expense, net included $5 million of expense in connection with litigation claims.
Restructuring and Other
For the first quarter of fiscal 2010, we recorded less than $1 million of restructuring charges for severance and other termination benefits and facility abandonment principally related to the Fiscal 2007 plan. Substantially all of the costs associated with the Fiscal 2007 plan have been incurred. The Fiscal 2007 plan’s objectives include a workforce reduction, global facilities consolidations and other cost reduction initiatives. Final payment of these amounts is dependent upon settlement with the works councils in certain international locations and our ability to negotiate lease terminations. For further information on the Fiscal 2007 plan refer to Note H, “Restructuring,” in the Notes to the Condensed Consolidated Financial Statements.
Interest Expense, Net
The increase in interest expense, net, for the first quarter of fiscal 2010 compared with the first quarter of fiscal 2009 was primarily due to reduced interest income resulting from a decline in short-term interest rates.
Income Taxes
Income tax expense for the quarter ended June 30, 2009 was $113 million compared with income tax expense of $101 million for the quarter ended June 30, 2008. The effective tax rates for the quarters ended June 30, 2009 and June 30, 2008 were 37% and 34%, respectively. During the quarter ended June 30, 2008, we settled a U.S. federal income tax audit for the fiscal years 2001 through 2004 which resulted in a decrease in the liability for uncertain tax positions of $55 million. As a result of this settlement, during the quarter ended June 30, 2008 we recognized a tax benefit of $11 million and a reduction of goodwill by $10 million, with the remainder offset against existing tax refund claims and deferred tax assets previously recorded.
Liquidity and Capital Resources
Our cash balances, including cash equivalents and marketable securities, are held in numerous locations throughout the world, with 41% held in our subsidiaries outside the United States at June 30, 2009. Cash and cash equivalents totaled $2,978 million as of June 30, 2009, representing an increase of $266 million from the March 31, 2009 balance of $2,712 million. Cash and cash equivalents increased by $93 million during the first quarter of fiscal 2010 due to the positive translation effect that foreign currency exchange rates had on cash held outside the United States in currencies other than the U.S. dollar.
Sources and Uses of Cash
Cash provided by operating activities, which represents our primary source of liquidity, was $262 million and $54 million for the three-month periods ended June 30, 2009 and 2008, respectively. For the first quarter of fiscal 2010, accounts receivable decreased by $239 million, compared with a decline in the first quarter of fiscal 2009 of $283 million. In the first quarter of fiscal 2010, accounts payable, accrued expenses and other liabilities decreased $20 million compared with a decrease in the prior year period of $42 million.
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
Amounts billed or collected as a result of a single installment for the entire contract value, or a substantial portion of the contract value, rather than being invoiced and collected over the life of the license agreement are reflected in the liability section of the Condensed Consolidated Balance Sheets as “Deferred revenue (billed or collected).” Amounts received from either a customer or a third-party financial institution that are attributable to later years of a license agreement have a positive impact on billings and cash provided by operating activities in the current period. Accordingly, to the extent such collections are attributable to the later years of a license agreement, billings and cash provided by operating activities during the license’s later years will be lower than if the payments were received over the license term. We are unable to predict with certainty the amount of cash to be collected from single installments for the entire contract value, or a substantial portion of the contract value, under new or renewed license agreements to be executed in future periods.
For the first quarter of fiscal 2010, gross receipts related to single installments for an entire contract value, or a substantial portion of the contract value, were $164 million, including one transaction for which we received an installment in excess of $100 million, compared with $60 million in the first quarter of fiscal 2009. For the first quarter of fiscal 2010 and 2009, gross receipts from single installments for the entire contract value, or a substantial portion of the contract value, billed in the prior fiscal year were $22 million and $21 million, respectively.
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

	June 30,	March 31,	June 30,
	2009	2009	2008
	(in millions)	(in millions)	(in millions)
Billings Backlog:
Amounts to be billed — current	$1,772	$1,719	$1,853
Amounts to be billed — non-current	2,519	2,228	1,542

Total billings backlog	$4,291	$3,947	$3,395

Revenue Backlog:
Revenue to be recognized within the next 12 months — current	$3,366	$3,295	$3,451
Revenue to be recognized beyond the next 12 months — non-current	4,357	4,083	3,375

Total revenue backlog	$7,723	$7,378	$6,826

Deferred revenue (billed or collected)	$3,432	$3,431	$3,431
Unearned revenue yet to be billed	4,291	3,947	3,395

Total revenue backlog	$7,723	$7,378	$6,826

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

	June 30,	March 31,	June 30,
	2009	2009	2008
	(in millions)	(in millions)	(in millions)
Expected future cash collections:
Total billings backlog	$4,291	$3,947	$3,395
Trade and installment accounts receivable — current, net	662	839	712
Installment accounts receivable — non-current, net	83	128	185

Total expected future cash collections	$5,036	$4,914	$4,292

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

Cash Generated by Operating Activities

	Three Months
	Ended June 30,		Change
	2009	2008	2009/ 2008
	(in millions)
Cash collections from billings(1)	$1,255	$1,193	$62
Vendor disbursements and payroll(1)	(846)	(959)	113
Income tax (payments) receipts, Net	(120)	(108)	(12)
Other receipts (disbursements), net(2)	(27)	(72)	45

Cash generated by operating activities	$262	$54	$208

(1)	Amounts include VAT and sales taxes.

(2)	Amounts include interest, restructuring and miscellaneous receipts and disbursements.
Operating Activities:
Cash generated by operating activities for the first quarter of fiscal 2010 was $262 million, representing an increase of $208 million compared with the first quarter of fiscal 2009. The increase was driven primarily by higher collections of $62 million, mostly due to a $104 million increase in single-installment receipts. Vendor disbursements and payroll decreased $113 million in the first quarter of fiscal 2010 as compared with the first quarter of fiscal 2009, $65 million of which was due to the impact of foreign exchange.
Investing Activities:
Cash used in investing activities for the first quarter of fiscal 2010 was $67 million compared with $75 million for the first quarter of fiscal 2009. The decrease in cash used in investing activities was primarily due to the decrease in cash paid for acquisitions that occurred during the first quarter of fiscal 2009 as compared with the first quarter of fiscal 2010.
Financing Activities:
Cash used in financing activities for the first quarter of fiscal 2010 was $22 million compared with $368 million in the first quarter of fiscal 2009. The decrease in cash used in financing activities was primarily due to the payment of the remaining $350 million principal amount of our 6.50% Senior Notes that was due and paid during the first quarter of fiscal 2009.
Debt Arrangements
As of June 30, 2009 and March 31, 2009, our debt arrangements consisted of the following:

	June 30, 2009		March 31, 2009
	Maximum	Outstanding	Maximum	Outstanding
	Available	Balance	Available	Balance
	(in millions)
Debt Arrangements:
2008 Revolving Credit Facility (expires August 2012)	$1,000	$ 750	$1,000	$ 750
1.625% Convertible Senior Notes due December 2009, net of debt amortization amount of $21 million and $29 million, respectively	—	439	—	431
4.750% Senior Notes due December 2009	—	176	—	176
6.125% Senior Notes due December 2014	—	500	—	500
International line of credit	25	—	25	—
Capital lease obligations and other	—	54	—	51

Total		$ 1,919		$ 1,908

Our debt arrangements at June 30, 2009 remain unchanged from March 31, 2009, except as follows:

1.625% Convertible Senior Notes due December 2009
Effective April 1, 2009, the Company adopted FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP No. APB 14-1 requires the issuer of convertible debt instruments with cash settlement features to account separately for the liability and equity components of the instruments. The debt is recognized at the present value of its cash flows discounted using the issuer’s nonconvertible debt borrowing rate at the time of issuance. The equity component is recognized as the difference between the proceeds from the issuance of the convertible debt instrument and the fair value of the liability. FSP No. APB 14-1 requires an accretion of the resulting debt discount over the expected life of the debt. The proposed transition guidance requires retrospective application to all periods presented, and does not grandfather existing instruments.
Upon adoption of FSP APB 14-1, our prior period financial statements were revised by reclassifying certain liabilities associated with our 1.625% Convertible Senior Notes due December 2009 to Total stockholders’ equity for the March 31, 2009 reporting period. For additional information concerning the impact of FSP APB 14-1 on our Condensed Consolidated Financial Statements, refer to Note A “Basis of Presentation” in the Notes to the Condensed Consolidated Financial Statements.
For additional information concerning our debt arrangements, refer to our Consolidated Financial Statements and Notes thereto included in our 2009 Form 10-K.
Other Matters
As of June 30, 2009, our senior unsecured notes were rated Baa3, BBB, and BBB by Moody’s Investors Service (Moody’s), Standard and Poor’s (S&P) and Fitch Ratings (Fitch), respectively. In June 2009 Moody’s upgraded our rating to Baa3. In April 2009, Fitch upgraded our rating to BBB.
The outlook on these unsecured notes is stable by all three agencies. As of July 24, 2009, our rating and outlook remained unchanged. Peak borrowings under all debt facilities during the first quarter of fiscal 2010 totaled $1,936 million, with a weighted average interest rate of 5%.
As of June 30, 2009, the Company remained authorized to purchase an aggregate amount of up to $246 million of additional common shares under its $250 million stock repurchase program that was approved by the Company’s Board of Directors in October 2008.
We expect that existing cash, cash equivalents, marketable securities, the availability of borrowings under existing and renewable credit lines, and cash expected to be provided from operations will be sufficient to meet ongoing cash requirements. We expect our long-standing history of providing extended payment terms to our customers to continue.
We expect to use existing cash balances and future cash generated from operations to fund capital spending, including our continued investment in our enterprise resource planning implementation, future acquisitions and financing activities such as the repayment of our debt balances as they mature, the payment of dividends, and the potential repurchase of shares of common stock in accordance with any plans approved by our Board of Directors.
Effect of Exchange Rate Changes
There was a $93 million favorable impact to our cash balances in the first quarter of fiscal 2010 predominantly due to the weakening of the U.S. dollar against the euro, the Australian dollar, the British pound and the Brazilian real of 6%, 16%, 15% and 19%, respectively.
There was a $4 million favorable impact to our cash balances in the first quarter of fiscal 2009 predominantly due to the weakening of the U.S. dollar against the Australian dollar and the Brazilian real of 5%, and 9%, respectively, partially offset by the strengthening of the U.S. dollar against the Japanese yen of 6%.

CRITICAL ACCOUNTING POLICIES AND BUSINESS PRACTICES
The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. Our estimates form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in our 2009 Form 10-K under Management’s Discussion and Analysis of Financial Condition and Results of Operations. We believe that at June 30, 2009, there has been no material change to this information, except as follows:
Employee Stock Purchase Plan
We discontinued the Year 2000 Employee Stock Purchase Plan effective with the close of the purchase period on June 30, 2009.
New Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” This standard replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes only two levels of U.S. generally accepted accounting principles (GAAP): authoritative and non-authoritative. The FASB Accounting Standards Codification (the Codification) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (SEC), which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. We will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the second quarter of fiscal 2010. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on our consolidated financial statements.
Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to a variety of risks, including foreign currency exchange rate fluctuations and changes in the market value of our investments. In the normal course of business, we employ established policies and procedures to manage these risks including the use of derivative instruments. There have been no material changes in our foreign exchange risk management strategy or our portfolio management strategy subsequent to March 31, 2009; therefore, other aspects of the risk profile of our market risk sensitive instruments remains substantially unchanged from the description in our 2009 Form 10-K.
Item 4: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of the end of the period covered by this quarterly report.
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

As previously disclosed in Item 9A of our 2009 Form 10-K, the Company began the migration of certain financial and sales processing systems to an enterprise resource planning (ERP) system in fiscal 2007 as part of its on-going project to implement ERP at the Company’s facilities worldwide. In fiscal 2009, the Company implemented a new financial reporting and consolidation software package designed to provide additional financial reporting functionality and to improve overall control and efficiency associated with the financial reporting process. Continued migration of the ERP system is expected for fiscal 2010 and the Company will continue to monitor and test these systems as part of management’s annual evaluation of internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Refer to Note J, “Commitments and Contingencies,” in the Notes to the Condensed Consolidated Financial Statements for information regarding certain legal proceedings, the contents of which are herein incorporated by reference.
Item 1A. RISK FACTORS
Current and potential stockholders should consider carefully the risk factors described in more detail in our 2009 Form 10-K for the fiscal year ended March 31, 2009. We believe that as of June 30, 2009, there has been no material change to this information. Any of these factors, or others, many of which are beyond our control, could negatively affect our revenue, profitability and cash flow.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no purchases of common stock during the first quarter of fiscal year 2010.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
Item 5. OTHER INFORMATION
None.

Item 6. EXHIBITS
Regulation S-K
Exhibit Number

3.1	Amended and Restated Certificate of Incorporation.	Previously filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K dated March 6, 2006, and incorporated herein by reference.

3.2	By-Laws of the Company, as amended.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 23, 2007, and incorporated herein by reference.

10.1*	Schedules C (as amended) to CA, Inc. Change in Control Severance Policy.	Filed herewith.

10.2*	Form of Restricted Stock Award Agreement for Kenneth V. Handal.	Filed herewith.

10.3*	Summary of compensation arrangement with Kenneth V. Handal.	Filed herewith.

10.4*	Summary of compensation arrangement with non-executive Chairman of the Board.	Filed herewith.

12.1	Statement of Ratio of Earnings to Fixed Charges.	Filed herewith.

15	Accountants’ acknowledgment letter.	Filed herewith.

31.1	Certification of the CEO pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the CFO pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

*	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CA, INC.
By:	/s/ John A. Swainson
John A. Swainson
Chief Executive Officer

By:	/s/ Nancy E. Cooper
Nancy E. Cooper
Executive Vice President and Chief Financial Officer

Dated: July 24, 2009