Form 10-Q/A
period 2009-06-30
CA, INC.
filed 2009-07-30
CIK 356028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
Amendment No. 1

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class Common Stock par value $0.10 per share	Shares Outstanding as of July 17, 2009 523,799,655

CA, Inc.
EXPLANATORY NOTE
The sole purpose of this Amendment No. 1 to CA, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 (the “Form 10-Q”) is to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 consists of the following materials from CA, Inc.’s Form 10-Q for the quarterly period ended June 30, 2009, filed with the Securities and Exchange Commission on July 24, 2009, formatted in XBRL (eXtensible Business Reporting Language):
(i)	unaudited Condensed Consolidated Balance Sheets — June 30, 2009 and March 31, 2009;

(ii)	unaudited Condensed Consolidated Statements of Operations — Three Months Ended June 30, 2009 and 2008;

(iii)	unaudited Condensed Consolidated Statements of Cash Flows — Three Months Ended June 30, 2009 and 2008; and

(iv)	Notes to the unaudited Condensed Consolidated Financial Statements — June 30, 2009 tagged as blocks of text.
No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q and has not been updated to reflect events occurring subsequent to the original filing date.

Item 6. EXHIBITS

Regulation S-K
Exhibit Number
3.1	Amended and Restated Certificate of Incorporation.	Previously filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K dated March 6, 2006, and incorporated herein by reference.

3.2	By-Laws of the Company, as amended.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 23, 2007, and incorporated herein by reference.

10.1*	Schedules C (as amended) to CA, Inc. Change in Control Severance Policy.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009, and incorporated herein by reference.

10.2*	Form of Restricted Stock Award Agreement for Kenneth V. Handal.	Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009, and incorporated herein by reference.

10.3*	Summary of compensation arrangement with Kenneth V. Handal.	Previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009, and incorporated herein by reference.

10.4*	Summary of compensation arrangement with non-executive Chairman of the Board.	Previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009, and incorporated herein by reference.

Exhibit
Number
12.1	Statement of Ratio of Earnings to Fixed Charges.	Previously filed as Exhibit 12.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009, and incorporated herein by reference.

15	Accountants’ acknowledgment letter.	Previously filed as Exhibit 15 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009, and incorporated herein by reference.

31.1	Certification of the CEO pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Previously filed as Exhibit 31.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009, and incorporated herein by reference.

31.2	Certification of the CFO pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Previously filed as Exhibit 31.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009, and incorporated herein by reference.

32	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002.	Previously filed as Exhibit 32 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009, and incorporated herein by reference.

101	The following financial statements from CA Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on July 24, 2009, formatted in XBRL (eXtensible Business Reporting Language):	Furnished herewith.
(i)	unaudited Condensed Consolidated Balance Sheets — June 30, 2009 and March 31, 2009;

(ii)	unaudited Condensed Consolidated Statements of Operations - Three Months Ended June 30, 2009 and 2008;

(iii)	unaudited Condensed Consolidated Statements of Cash Flows — Three Months Ended June 30, 2009 and 2008; and

(iv)	Notes to unaudited Condensed Consolidated Financial Statements — June 30, 2009 tagged as blocks of text.

*	Management contract or compensatory plan or arrangement

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CA, INC.
By:	/s/ John A. Swainson
John A. Swainson
Chief Executive Officer

By:	/s/ Nancy E. Cooper
Nancy E. Cooper
Executive Vice President and Chief Financial Officer
Dated: July 30, 2009