Form 10-Q
period 2009-09-30
CA, INC.
filed 2009-10-23
CIK 356028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding

Common Stock	as of October 16, 2009
par value $0.10 per share	521,721,310

CA, INC. AND SUBSIDIARIES
INDEX

Page
PART I. Financial Information

Report of Independent Registered Public Accounting Firm	1

Item 1. Unaudited Condensed Consolidated Financial Statements	2

Condensed Consolidated Balance Sheets - September 30, 2009 and March 31, 2009	2

Condensed Consolidated Statements of Operations - Three and Six Months Ended September 30, 2009 and 2008	3

Condensed Consolidated Statements of Cash Flows - Six Months Ended September 30, 2009 and 2008	4

Notes to the Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Overview	25

Quarterly Update	26

Performance Indicators	27

Results of Operations	30

Liquidity and Capital Resources	35

Critical Accounting Policies and Business Practices	41

Item 3. Quantitative and Qualitative Disclosures About Market Risk	41

Item 4. Controls and Procedures	41

PART II. Other Information

Item 1. Legal Proceedings	43

Item 1A. Risk Factors	43

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3. Defaults Upon Senior Securities	44

Item 4. Submission of Matters to a Vote of Security Holders	44

Item 5. Other Information	44

Item 6. Exhibits	45

Signatures	47
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-10.9
EX-10.10
EX-10.11
EX-12.1
EX-15
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
CA, Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of CA, Inc. and subsidiaries as of September 30, 2009, the related condensed consolidated statements of operations for the three-month and six-month periods ended September 30, 2009 and 2008, and the related condensed consolidated statements of cash flows for the six-month periods ended September 30, 2009 and 2008. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
/s/ KPMG LLP
New York, New York
October 23, 2009

Item 1.
CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except share amounts)

	September 30,	March 31,
	2009	2009 (1)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,025	$2,712
Trade and installment accounts receivable, net	718	839
Deferred income taxes — current	482	513
Other current assets	134	105

TOTAL CURRENT ASSETS	4,359	4,169
Installment accounts receivable, due after one year, net	84	128
Property and equipment, net of accumulated depreciation of $1,088 and $1,015, respectively	462	442
Purchased software products, net	128	155
Goodwill	5,366	5,364
Deferred income taxes — noncurrent	269	268
Other noncurrent assets, net	733	715

TOTAL ASSETS	$11,401	$11,241

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt and loans payable	$643	$621
Accounts payable	83	120
Accrued salaries, wages and commissions	249	306
Accrued expenses and other current liabilities	373	362
Deferred revenue (billed or collected) — current	2,186	2,431
Taxes payable, other than income taxes payable — current	43	85
Federal, state and foreign income taxes payable — current	64	84
Deferred income taxes — current	50	40

TOTAL CURRENT LIABILITIES	3,691	4,049
Long-term debt, net of current portion	1,291	1,287
Federal, state and foreign income taxes payable — noncurrent	308	284
Deferred income taxes — noncurrent	121	136
Deferred revenue (billed or collected) — noncurrent	1,065	1,000
Other noncurrent liabilities	115	123

TOTAL LIABILITIES	6,591	6,879

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 10,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock, $0.10 par value, 1,100,000,000 shares authorized; 589,695,081 and 589,695,081 shares issued; 516,865,988 and 514,292,558 shares outstanding, respectively	59	59
Additional paid-in capital	3,611	3,686
Retained earnings	3,044	2,673
Accumulated other comprehensive loss	(109)	(183)
Treasury stock, at cost, 72,829,093 shares and 75,402,523 shares, respectively	(1,795)	(1,873)

TOTAL STOCKHOLDERS’ EQUITY	4,810	4,362

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,401	$11,241

See accompanying Notes to the Condensed Consolidated Financial Statements.

(1)	The Condensed Consolidated Balance Sheet as of March 31, 2009 has been revised to reflect the retrospective adoption of new accounting standards. For further information refer to Note A, “Basis of Presentation,” in the Notes to these Condensed Consolidated Financial Statements.

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except per share amounts)

	For the Three		For the Six
	Months Ended		Months Ended
	September 30,		September 30,
	2009	2008(1)	2009	2008(1)
REVENUE

Subscription and maintenance revenue	$973	$975	$1,919	$1,940
Professional services	71	94	142	187
Software fees and other	28	38	61	67

TOTAL REVENUE	1,072	1,107	2,122	2,194

EXPENSES

Costs of licensing and maintenance	73	80	139	155
Cost of professional services	59	84	126	163
Amortization of capitalized software costs	34	29	68	60
Selling and marketing	286	311	567	608
General and administrative	120	110	230	232
Product development and enhancements	115	120	234	243
Depreciation and amortization of other intangible assets	39	37	78	73
Other expenses, net	7	6	14	18
Restructuring and other	—	—	2	4

TOTAL EXPENSES BEFORE INTEREST AND INCOME TAXES	733	777	1,458	1,556

Income before interest and income taxes	339	330	664	638
Interest expense, net	22	13	39	24

Income before income taxes	317	317	625	614
Income tax expense	99	115	212	216

NET INCOME	$218	$202	$413	$398

BASIC INCOME PER COMMON SHARE	$0.42	$0.39	$0.79	$0.77

Basic weighted average shares used in computation	518	514	517	513

DILUTED INCOME PER COMMON SHARE	$0.41	$0.39	$0.78	$0.76

Diluted weighted average shares used in computation	542	538	541	537
See accompanying Notes to the Condensed Consolidated Financial Statements.

(1)	The Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2008 have been revised to reflect the retrospective adoption of new accounting standards. For further information refer to Note A, “Basis of Presentation,” in the Notes to these Condensed Consolidated Financial Statements.

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in millions)

	For the Six Months
	Ended September 30,
	2009	2008 (1)
OPERATING ACTIVITIES:
Net income	$413	$398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	146	133
Provision for deferred income taxes	68	95
Provision for bad debts	3	11
Share based compensation expense	53	48
Amortization of discount on convertible debt	20	18
Loss on sale and disposal of assets	2	1
Foreign currency transaction (gains) losses, — before taxes, net	(9)	15
Changes in other operating assets and liabilities, net of effect of acquisitions:
Decrease in trade and installment accounts receivable, net	190	299
Decrease in deferred revenue (billed or collected)	(317)	(428)
Decrease in taxes payable, net	(96)	(85)
Decrease in accounts payable, accrued expenses and other	(13)	(78)
Decrease in accrued salaries, wages and commissions	(44)	(78)
Decrease in accrued restructuring charges	(33)	(63)
Changes in other operating assets and liabilities	(1)	(14)

NET CASH PROVIDED BY OPERATING ACTIVITIES	382	272
INVESTING ACTIVITIES:
Acquisitions, primarily goodwill, purchased software, and other intangible assets, net of cash acquired	(5)	(21)
Purchases of property and equipment	(42)	(45)
Capitalized software development costs	(87)	(69)
Other investing activities	(2)	7

NET CASH USED IN INVESTING ACTIVITIES	(136)	(128)
FINANCING ACTIVITIES:
Dividends paid	(42)	(41)
Purchases of common stock	(45)	—
Debt repayments, net	(4)	(356)
Exercise of common stock options and other	2	7

NET CASH USED IN FINANCING ACTIVITIES	(89)	(390)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS BEFORE EFFECT OF EXCHANGE RATE CHANGES ON CASH	157	(246)
Effect of exchange rate changes on cash	156	(150)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	313	(396)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,712	2,795

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,025	$2,399

See accompanying Notes to the Condensed Consolidated Financial Statements.

(1)	The Condensed Consolidated Statement of Cash Flows for the six months ended September 30, 2008 has been revised to reflect the retrospective adoption of new accounting standards. For further information refer to Note A, “Basis of Presentation,” in the Notes to these Condensed Consolidated Financial Statements.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(unaudited)
NOTE A — BASIS OF PRESENTATION
The accompanying unaudited Condensed Consolidated Financial Statements of CA, Inc. (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP), as defined in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 270, for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 (2009 Form 10-K).
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
Operating results for the three and six months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2010.
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
For license agreements signed prior to October 2000, once all four of the above-noted revenue recognition criteria were met, software license fees were recognized as revenue generally when the software was delivered to the customer, or “up-front” (as the contracts did not include a right to unspecified future software products), and the maintenance fees were deferred and subsequently recognized as revenue over the term of the license. Currently, a relatively small amount of the Company’s revenue from software licenses is recognized on an up-front basis, subject to meeting the same revenue recognition criteria as described above. Software fees from such licenses are recognized up-front and are reported in the “Software fees and other” line item in the Condensed Consolidated Statements of Operations. Maintenance fees from such licenses are recognized ratably over the term of the license and are recorded on the “Subscription and maintenance revenue” line item in the Condensed Consolidated Statements of Operations. License agreements with software fees that are recognized up-front do not include the right to receive unspecified future software

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(unaudited)
products. However, in the event such license agreements are executed within close proximity to or in contemplation of other license agreements, for which we do not have vendor specific objective evidence (VSOE) of fair value and are accounted for under the Company’s subscription model, with the same customer, the licenses together may be considered a single multi-element agreement, and all such revenue is required to be recognized ratably and is recorded as “Subscription and maintenance revenue” in the Condensed Consolidated Statements of Operations.
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
Revenue from sales to distributors, resellers, and value-added resellers commences when all four revenue recognition criteria noted above are met and when these entities sell the software product to their customers. This is commonly referred to as the sell-through method. Revenue from the sales of products to distributors, resellers and value-added resellers that include licensing terms providing the right for the end-users to receive certain unspecified future software products is recognized on a ratable basis.
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
Cash Dividends:
In July 2009, the Company’s Board of Directors declared a quarterly cash dividend of $0.04 per share. The dividend totaled approximately $21 million and was paid on August 19, 2009 to stockholders of record at the close of business on August 10, 2009. In May 2009, the Company’s Board of Directors declared a quarterly cash dividend of $0.04 per share. The dividend totaled approximately $21 million and was paid on June 16, 2009 to stockholders of record at the close of business on May 31, 2009.
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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(unaudited)
Cash and Cash Equivalents:
The Company’s cash and cash equivalents are held in numerous locations throughout the world, with approximately 43% and 50% held by the Company’s foreign subsidiaries outside the United States as of September 30, 2009 and March 31, 2009, respectively.
Restricted Cash:
The Company’s insurance subsidiary requires a minimum restricted cash balance of $50 million. In addition, the Company has other restricted cash balances, including cash collateral for letters of credit. The total amount of restricted cash was approximately $56 million as of September 30, 2009 and March 31, 2009 and is included in the “Other noncurrent assets, net” line item in the Condensed Consolidated Balance Sheets. These amounts consist of $50 million in money market funds with the remainder predominantly in cash.
Deferred Revenue (Billed or Collected):
The Company accounts for unearned revenue on billed amounts due from customers on a “gross method” of presentation. Under the gross method, unearned revenue on billed installments (collected or uncollected) is reported as deferred revenue in the liability section of the balance sheet. The components of “Deferred revenue (billed or collected) — current” and “Deferred revenue (billed or collected) — noncurrent” as of September 30, 2009 and March 31, 2009 are as follows:

	September 30,	March 31,
	2009	2009
	(in millions)
Current:
Subscription and maintenance	$2,021	$2,272
Professional services	148	150
Financing obligations and other	17	9

Total deferred revenue (billed or collected) — current	2,186	2,431

Noncurrent:
Subscription and maintenance	1,058	987
Professional services	5	10
Financing obligations and other	2	3

Total deferred revenue (billed or collected) - noncurrent	1,065	1,000

Total deferred revenue (billed or collected)	$3,251	$3,431

Deferred revenue (billed or collected) excludes unrealized revenue from contractual obligations that will be billed by the Company in future periods.
Concentration of Credit Risk:
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash equivalents, derivatives and accounts receivable. The Company holds cash and cash equivalents in major financial institutions and related money market funds. The Company has not historically experienced any losses in its cash and cash equivalent portfolios.
Amounts included in accounts receivable expected to be collected from customers, as disclosed in Note E, “Trade and Installment Accounts Receivable,” have limited exposure to concentration of credit risk due to the diverse customer base and geographic areas covered by operations. Unbilled amounts due under the Company’s prior business model that are expected to be collected from customers include one large IT outsourcer with a license arrangement that extends through fiscal year 2012 with a net unbilled receivable balance of approximately $185 million at September 30, 2009.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(unaudited)
Prior to fiscal year 2001, the Company sold individual accounts receivable from certain financial institutions to a third party subject to certain recourse provisions. The outstanding principal balances subject to recourse of these receivables were approximately $20 million and $38 million as of September 30 and March 31, 2009, respectively.
Stock Repurchases:
During the second quarter of fiscal year 2010, the Company entered into a brokerage arrangement with a third-party financial institution to purchase the Company’s common stock in the open market on the Company’s behalf. The Company acquired approximately 2 million of its common shares for approximately $50 million under this arrangement during the second quarter of fiscal year 2010, approximately $45 million of which was paid to the third-party financial institution in settlement of purchases during the quarter. As of September 30, 2009, the Company remained authorized to purchase an aggregate amount of up to approximately $196 million of additional common shares under its current stock repurchase program.
Statement of Cash Flows:
For the six-month periods ended September 30, 2009 and 2008, interest payments were $34 million and $57 million, respectively, and income taxes paid were $176 million and $137 million, respectively.
Non-cash financing activities for the six-month periods ended September 30, 2009 and 2008 consisted of treasury shares issued in connection with the following: share-based incentive awards issued under the Company’s equity compensation plans of approximately $63 million (net of approximately $22 million of withholding taxes) and $52 million (net of approximately $25 million of withholding taxes), respectively; the Company’s Employee Stock Purchase Plan of approximately $21 million and $17 million, respectively; and discretionary stock contributions to the CA, Inc. Savings Harvest Plan of approximately $33 million and $19 million, respectively.
Adoption of new accounting standards:
Effective September 15, 2009, the Company adopted the requirements of FASB ASC 105 (previously SFAS No 168, “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles"). FASB ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and establishes the ASC as the source of authoritative GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (SEC), which are sources of authoritative GAAP for SEC registrants. The adoption of the ASC was not intended to change or alter existing GAAP and therefore did not have any impact on the Company’s consolidated financial statements. References to the relevant ASC section and the previously existing GAAP standard have been provided for accounting standards adopted in fiscal year 2010 but prior to the effective date of the ASC.
Effective April 1, 2009, the Company adopted the fair value measurement and disclosure requirements of FASB ASC 820 (previously SFAS No. 157, “Fair Value Measurements") for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), for which the requirements were adopted on April 1, 2008. The April 1, 2009 adoption did not have an impact on the Condensed Consolidated Financial Statements.
Effective April 1, 2009, the Company adopted the requirements of FASB ASC 260-10-45 (previously FASB Staff Position (FSP) Emerging Issues Task Force (EITF) No. 03-6-1 (FSP EITF 03-6-1), "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”) for unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid). These awards are treated as participating securities and are included in the computation of earnings per share under the two-class method. This adoption required all prior-period earnings per share data to be adjusted retrospectively. The adoption did not have a

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(unaudited)
material impact on the Company’s previously reported earnings per share. See Note C, “Income Per Common Share” for additional information regarding the Company’s earnings per share calculation.
Effective April 1, 2009, the Company adopted the requirements of FASB ASC 470-20 (previously FSP Accounting Principles Board Opinion (APB) No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement))” for convertible debt instruments that have cash settlement features. These requirements included separation of the liability and equity components of the instruments. The debt is recognized at the present value of its cash flows discounted using the issuer’s nonconvertible debt borrowing rate at the time of issuance with the resulting debt discount being amortized over the expected life of the debt. The equity component is recognized as the difference between the proceeds from the issuance of the convertible debt instrument and the fair value of the liability. The adoption required retrospective application to all periods presented, and did not grandfather existing instruments. Accordingly, the accompanying Condensed Consolidated Balance Sheet as of March 31, 2009 and the Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2008 have been revised.
The Company estimated a borrowing rate of 11% for a similar non-convertible instrument at the time the Company’s $460 million 1.625% Convertible Senior Notes due December 2009 (the 1.625% Senior Notes) were issued. The fair value at issuance of the liability component of the 1.625% Senior Notes assuming an interest rate of 11% was $251 million, reflecting a discount of $209 million. This discount is being amortized to interest expense over a seven-year period ending December 2009, the date on which holders of the 1.625% Senior Notes may first require the Company to repurchase all or a portion of their 1.625% Senior Notes at a price of $20.04 per share.
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
The Condensed Consolidated Statement of Operations for the three months ended September 30, 2008 has been revised to reflect an increase in interest expense of $11 million, a decrease in income tax expense of approximately $4 million, a decrease in net income of $7 million and a decrease in basic earnings per share of $0.01. The Condensed Consolidated Statement of Operations for the six months ended September 30, 2008 has been revised to reflect an increase in interest expense of $18 million, a decrease in income tax expense of approximately $7 million, a decrease in net income of $11 million and a decrease in basic earnings per share of $0.02. Diluted net income per share for the three and six months ended September 30, 2008 was not affected. The recognition of interest expense at 11% decreased the Company’s reported net income for fiscal year 2009 by approximately $23 million as compared with the stated interest rate of 1.625%.
The unamortized discount associated with the 1.625% Senior Notes was approximately $9 million at September 30, 2009. Total interest expense associated with the 1.625% Senior Notes was approximately $14 million and $24 million for the three and six months ended September 30, 2009, respectively and approximately $13 million and $22 million for the three and six months ended September 30, 2008, respectively.
Concurrent with the issuance of the 1.625% Senior Notes, the Company entered into call spread repurchase option transactions to partially mitigate potential dilution from conversion of the 1.625% Senior Notes. See the Notes to the Consolidated Financial Statements included in the Company’s 2009 Form 10-K for more information about the call spread repurchase options.
Effective April 1, 2009, the Company adopted the disclosure requirements of FASB ASC 820-10-50 (previously FSP FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(unaudited)
Instruments"). These disclosures have been provided in Note G, “Derivatives and Fair Value Measurements.”
Effective April 1, 2009, the Company adopted the requirements of FASB ASC 855 (previously FASB SFAS No. 165, “Subsequent Events”) for subsequent events, which established standards for the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (subsequent events). These standards are largely the same guidance on subsequent events which previously existed only in auditing literature. The requirements include disclosure of the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued.
For purposes of this interim financial information, October 23, 2009 is the date through which subsequent events have been evaluated and represents the date the financial statements were issued.
NOTE B — COMPREHENSIVE INCOME
Comprehensive income includes net income, unrealized gains on cash flow hedges and foreign currency translation adjustments. The components of comprehensive income for the three and six months ended September 30, 2009 and 2008 are as follows:

	Three Months		Six Months
	Ended September 30,		Ended September 30,
	2009	2008(1)	2009	2008(1)
		(in millions)
Net income	$218	$202	$413	$398
Net unrealized gain on cash flow hedges, net of tax	—	—	1	—
Foreign currency translation adjustments	32	(53)	73	(47)

Total comprehensive income	$250	$149	$487	$351

(1)	Net income for the three and six months ended September 30, 2008 has been revised to reflect the retrospective adoption of new accounting standards. For further information refer to Note A, “Basis of Presentation,” in the Notes to these Condensed Consolidated Financial Statements.
NOTE C — INCOME PER COMMON SHARE
Effective April 1, 2009, the Company adopted the requirements of FASB ASC 260-10-45 (previously FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”) for unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid). These awards are treated as participating securities and are included in the computation of earnings per share under the two-class method. This adoption required all prior-period earnings per share data to be adjusted retrospectively. The implementation of this accounting standard and the adoption of FASB ASC 470-20 (previously FSP APB 14-1) resulted in a reduction of $0.02 and $0.03 in basic earnings per common share as reported in the Condensed Consolidated Statement of Operations for the three and six months ended September 30, 2008, respectively. Diluted earnings per common share was not affected.
Under the two-class method, net earnings are reduced by the amount of dividends declared in the period for each class of common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net earnings for the period had been distributed. Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares as of the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards and convertible

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(unaudited)
notes. The following table reconciles earnings per common share under the new methodology for the three and six months ended September 30, 2009 and 2008.

	Three		Six
	Months Ended		Months Ended
	September 30,		September 30,
	2009	2008(1)	2009	2008(1)
	(in millions, except per share amounts)
Basic earnings per common share:
Net income	$218	$202	$413	$398
Less: Net income allocable to participating securities	(2)	(2)	(4)	(4)

Net income allocable to common shares	$216	$200	$409	$394

Weighted-average common shares outstanding	518	514	517	513
Basic earnings per common share	0.42	0.39	0.79	0.77

Diluted earnings per common share:
Net income	$218	$202	$413	$398
Add: Interest expense associated with Convertible Senior Notes, net of tax	8	8	14	13
Less: Net income allocable to participating securities	(2)	(2)	(4)	(4)

Net income allocable to common shares	$224	$208	$423	$407

Weighted average shares outstanding and common share equivalents
Weighted average common shares outstanding	518	514	517	513
Weighted average shares outstanding upon conversion of Convertible Senior Notes	23	23	23	23
Weighted average effect of share-based payment awards	1	1	1	1

Denominator in calculation of diluted income per share	542	538	541	537

Diluted income per share	0.41	0.39	0.78	0.76

(1)	Net income for the three and six months ended September 30, 2008 has been revised to reflect the retrospective adoption of new accounting standards. For further information refer to Note A, “Basis of Presentation.”
For the three months ended September 30, 2009 and 2008, approximately 14 million and 11 million of restricted stock awards and options to purchase common stock, respectively, were excluded from the calculation, as their effect on earnings per share was anti-dilutive during the respective periods. For the six months ended September 30, 2009 and 2008, approximately 14 million and 11 million of restricted stock awards and options to purchase common stock, respectively, were excluded from the calculation, as their effect on earnings per share was anti-dilutive during the respective periods.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(unaudited)
NOTE D — ACCOUNTING FOR SHARE-BASED COMPENSATION
The Company recognized share-based compensation in the following line items on the Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months		Six Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(in millions)
Costs of licensing and maintenance	$1	$1	$2	$2
Costs of professional services	—	1	1	2
Selling and marketing	9	8	17	14
General and administrative	10	7	22	16
Product development and enhancements	6	6	11	14

Share-based compensation expense before tax	26	23	53	48
Income tax benefit	9	7	18	16

Net share-based compensation expense	$17	$16	$35	$32

There were no capitalized share-based compensation costs at September 30, 2009 or 2008.
The following table summarizes information about unrecognized share-based compensation costs as of September 30, 2009:

		Weighted
	Unrecognized	Average Period
	Compensation	Expected to be
	Costs	Recognized
	(in millions)	(in years)
Restricted stock units	$12	1.7
Restricted stock awards	71	1.6
Performance share units	54	1.6

Total unrecognized share-based compensation costs	$137	1.6

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
For the three and six months ended September 30, 2009, the Company issued options covering 0.1 million shares of common stock. The weighted average fair value and assumptions used for options granted in the three and six months ended September 30, 2009 were: fair value, $6.81; dividend yield, 0.77%; expected volatility factor, 0.33; risk-free interest rate, 2.3%; and expected term, 6 years. For the three and six months ended September 30, 2008 the Company did not issue options.
The table below summarizes all of the RSUs and RSAs, including grants provided pursuant to the long-term incentive plans discussed above, granted during the three and six months ended September 30, 2009 and 2008:

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(unaudited)

	Three Months				Six Months
	Ended September 30,				Ended September 30,
	2009		2008		2009	2008
	(shares in millions)
RSUs
Shares	—	(1)	—	(1)	0.6	0.3
Weighted Avg. Grant Date Fair Value (2)	$18.64		$21.45		$17.46	$24.36

RSAs
Shares	0.5		—	(1)	4.2	3.8
Weighted Avg. Grant Date Fair Value (3)	$20.88		$22.72		$18.37	$25.32

(1)	Shares granted amounted to less than 0.1 million.

(2)	The fair value is based on the quoted market value of the Company’s common stock on the grant date reduced by the present value of dividends expected to be paid on the Company’s common stock prior to vesting of the RSUs which is calculated using a risk free interest rate.

(3)	The fair value is based on the quoted market value of the Company’s common stock on the grant date.
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

	September 30,	March 31,
	2009	2009
	(in millions)
Current:
Accounts receivable — billed	$557	$658
Accounts receivable — unbilled	67	71
Other receivables	24	34
Unbilled amounts due within the next 12 months — prior business model	102	108
Less: Allowance for doubtful accounts	(27)	(25)
Less: Unamortized discounts	(5)	(7)

Net trade and installment accounts receivable — current	$718	$839

Noncurrent:
Unbilled amounts due beyond the next 12 months — prior business model	$86	$132
Less: Unamortized discounts	(2)	(4)

Net installment accounts receivable — noncurrent	$84	$128

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(unaudited)
NOTE F — GOODWILL, CAPITALIZED SOFTWARE AND OTHER INTANGIBLE ASSETS
The gross carrying amounts and accumulated amortization for capitalized software and other intangible assets at September 30, 2009 were approximately $6,496 million and $5,774 million, respectively. These amounts include fully amortized intangible assets of approximately $5,067 million, which is composed of purchased software of approximately $4,547 million, internally developed software of approximately $400 million and other identified intangible assets subject to amortization of approximately $120 million. The remaining gross carrying amounts and accumulated amortization for capitalized software and other intangible assets that are not fully amortized are as follows:

	As of September 30, 2009
	Gross
	Amortizable	Accumulated	Net
	Assets	Amortization	Assets
	(in millions)
Capitalized software:
Purchased	$321	$193	$128
Internally developed	544	165	379
Other identified intangible assets subject to amortization	550	349	201
Other identified intangible assets not subject to amortization	14	—	14

Total	$1,429	$707	$722

Internally developed capitalized software costs and other identified intangible asset costs are included in “Other noncurrent assets, net” on the Condensed Consolidated Balance Sheets.
Based on the capitalized software and other intangible assets recorded through September 30, 2009, the annual amortization expense over the next five fiscal years is expected to be as follows:

	Year Ended March 31,
	2010	2011	2012	2013	2014
		(in millions)
Capitalized software:
Purchased	$51	$40	$28	$20	$12
Internally developed	85	97	84	70	51
Other identified intangible assets subject to amortization	54	54	32	26	22

Total	$190	$191	$144	$116	$85

The carrying value of goodwill was approximately $5,366 million and $5,364 million as of September 30, 2009 and March 31, 2009, respectively.
NOTE G — DERIVATIVES AND FAIR VALUE MEASUREMENTS
The Company is exposed to certain financial market risks relating to its business operations, including changes in interest rates, which could impact the value of its financial assets and liabilities, and foreign exchange rate risks associated with the Company’s foreign operations, which could affect foreign currency denominated monetary assets and liabilities and forecasted transactions. The Company enters into derivative contracts with the intent of mitigating a portion of these risks.
During the first six months of fiscal years 2010 and 2009, the Company did not designate its foreign exchange derivatives as hedges. Accordingly, all foreign exchange derivatives are recognized on the Condensed Consolidated Balance Sheets at fair value and unrealized and realized changes in fair value from these contracts are recorded as “Other expenses, net” in the Company’s Condensed Consolidated Statements of Operations.
During fiscal year 2009, the Company entered into interest rate swaps with a total notional value of $250 million to hedge a portion of its variable interest rate payments. These derivatives are designated as cash

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(unaudited)
flow hedges. The effective portion of these cash flow hedges are recorded as “Accumulated other comprehensive loss” in the Company’s Condensed Consolidated Balance Sheet and reclassified into “Interest expense, net,” in the Company’s Condensed Consolidated Statements of Operations in the same period during which the hedged transaction affects earnings. Any ineffective portions of the cash flow hedges are recorded immediately to “Interest expense, net.” No ineffectiveness existed at September 30, 2009 or at March 31, 2009.
The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30 and March 31, 2009:

	Fair Value Measurement at Reporting Date Using
	(in millions)
			Significant
	Estimated Fair	Quoted Prices in	Other
	Value at	Active Markets for	Observable
	September 30,	Identical Assets	Inputs
Description	2009	(Level 1)(1)	(Level 2)(2)

Assets:

Money market funds	$1,503	$1,503	$—

Government securities	645	645	—

Total Assets	$2,148	$2,148	$—

Liabilities:

Foreign exchange derivatives (3)	$5	$—	$5

Interest rate derivatives (4)	6	—	6

Total Liabilities	$11	$—	$11

(1)	Level 1 is defined as quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities.

(2)	Level 2 is defined as quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly.

(3)	Foreign exchange derivatives are not designated as hedges.

(4)	Interest rate derivatives are designated as cash flow hedges.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(unaudited)

	Fair Value Measurement at Reporting Date Using
	(in millions)
			Significant
		Quoted Prices in	Other
	Estimated Fair	Active Markets for	Observable
	Value at	Identical Assets	Inputs
Description	March 31, 2009	(Level 1)	(Level 2)
Assets:

Money market funds	$1,617	$1,617	$—

Government securities	405	405	—

Total Assets	$2,022	$2,022	$—

Liabilities:

Interest rate derivatives (1)	$7	$—	$7

Total Liabilities	$7	$—	$7

(1)	Interest rate derivatives are designated as cash flow hedges.
At September 30 and March 31, 2009, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).
At September 30 and March 31, 2009, the Company had approximately $1,453 million and $1,567 million, respectively, of investments in money market funds classified as “Cash and cash equivalents” in its Condensed Consolidated Balance Sheet. The Company also had approximately $645 million and $405 million, respectively, in treasury bills, classified as “Cash and cash equivalents.” The Company had $50 million of money market funds in restricted cash amounts classified as “Other noncurrent assets, net” at both September 30 and March 31, 2009.
At September 30, 2009, approximately $5 million of foreign exchange derivatives were included in “Other Current Liabilities”. At March 31, 2009, the Company had no foreign exchange derivative contracts outstanding. At September 30 and March 31, 2009, approximately $6 million and $7 million, respectively, of the Company’s interest rate derivatives are included in “Other current liabilities.”
Accumulated other comprehensive loss includes approximately $6 million for the six months ended September 30, 2009 related to the Company’s interest rate derivatives. The amount of loss reclassified from accumulated other comprehensive income into “Interest expense, net” was approximately $1 million and $3 million for the three and six months ended September 30, 2009. In the next twelve months, approximately $6 million is expected to be reclassified from “Accumulated other comprehensive loss” to income.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(unaudited)
A summary of the effect of the interest rate and foreign exchange derivatives on the Company’s Condensed Consolidated Statement of Operations is as follows:

	Derivative (Gain) Loss Recognized in Earnings
	(in millions)
Location in Statement of Operations	Three Months Ended	Three Months Ended
of Derivative (Gain) Loss	September 30, 2009	September 30, 2008

Interest expenses, net (1)	$1	$—

Other expenses, net (2)	$5	$(34)

(1)	Interest rate derivatives designated as cash flow hedges.

(2)	Foreign exchange derivatives not designated as hedges.

	Derivative (Gain) Loss Recognized in Earnings
	(in millions)
Location in Statement of Operations	Six Months Ended	Six Months Ended
of Derivative (Gain) Loss	September 30, 2009	September 30, 2008

Interest expenses, net (1)	$3	$—

Other expenses, net (2)	$25	$(33)

(1)	Interest rate derivatives designated as cash flow hedges.

(2)	Foreign exchange derivatives not designated as hedges.
The following table presents the carrying amounts and estimated fair values of the Company’s instruments that are not measured at fair value on a recurring basis:

	At September 30, 2009
	(in millions)
	Carrying Value	Estimated Fair Value

Assets:
Noncurrent portion of installment accounts receivable (1)	$84	$84

Liabilities:

Long-term debt (2)	$1,934	$2,029

Facilities abandonment reserve (3)	$70	$77

(1)	Estimated fair value of the noncurrent portion of installment accounts receivable approximates carrying value due to the relatively short term to maturity.

(2)	Estimated fair value of long-term debt is based on quoted prices for similar liabilities for which significant inputs are observable except for certain long-term lease obligations, for which fair value approximates carrying value. Estimated fair value of long-term debt includes $60 million for the conversion feature of the 1.625% Convertible Senior Notes. See the Notes to the Consolidated Financial Statements included in the Company’s 2009 Form 10-K for more information about the 1.625% Convertible Senior Notes.

(3)	Estimated fair value for the facilities abandonment reserve was determined using the Company’s current incremental borrowing rate. The facilities abandonment reserve includes approximately $24 million in “Accrued expenses and other current liabilities” and approximately $46 million in “Other noncurrent liabilities” line items on the Condensed Consolidated Balance Sheet.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(unaudited)
The fair value of the Company’s call spread repurchase option associated with the 1.625% Senior Notes at September 30, 2009 was $59 million which was based on quoted prices for similar securities. See the Notes to the Consolidated Financial Statements included in the Company’s 2009 Form 10-K for more information about the call spread repurchase options.
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
For the six months ended September 30, 2009, restructuring activity under the Fiscal 2007 plan was as follows:

		Facilities
	Severance	Abandonment
	(in millions)
Accrued balance as of March 31, 2009	$45	$71
Payments	(23)	(9)

Accrued balance as of September 30, 2009	$22	$62

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
NOTE I — INCOME TAXES
Income tax expense for the three and six months ended September 30, 2009 was $99 million and $212 million, respectively, compared with the three and six months ended September 30, 2008 of $115 million and $216 million, respectively.
For the three and six months ended September 30, 2009, the Company’s tax provision included a benefit from the resolution of uncertain tax positions relating to non-U.S. jurisdictions which resulted in a decrease in the liability for uncertain tax positions of $16 million. As a result, the Company recognized a tax benefit of $7 million, with the remainder offset against existing tax refund claims and deferred tax assets previously recorded. For the six months ended September 30, 2008, the Company’s tax provision included a benefit from the settlement of a U.S. federal income tax audit for the fiscal years 2001 through 2004, which resulted in a decrease in the liability for uncertain tax positions of $55 million. As a result of this settlement, during the first quarter of fiscal year 2009, the Company recognized a tax benefit of $11 million and a reduction of goodwill by $10 million, with the remainder offset against existing tax refund claims and deferred tax assets previously recorded.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(unaudited)
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
A stockholder derivative lawsuit was filed by Charles Federman against certain then current and former directors of the Company, based on essentially the same allegations as those contained in the February and March 2002 stockholder lawsuits discussed above. This action was commenced in April 2002 in the Delaware Chancery Court, and an amended complaint was filed in November 2002. The defendants named in the amended complaint were former Company directors The Honorable Alfonse M. D’Amato, Shirley Strum Kenny and Messrs. Wang, Kumar, Artzt, Willem de Vogel, Richard Grasso, Roel Pieper, and Lewis S. Ranieri. The Company was named as a nominal defendant. The derivative suit alleged breach of fiduciary duties on the part of all the individual defendants and, as against the former management director defendants, insider trading on the basis of allegedly misappropriated confidential, material information. The amended complaint sought an accounting and recovery on behalf of the Company of an unspecified amount of damages, including recovery of the profits allegedly realized from the sale of Common Stock.
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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(unaudited)
In settling the derivative suits, which settlement was approved by the Federal Court in December 2003, the Company committed to maintain certain corporate governance practices. Under the settlement, the Company, the individual defendants and all other then current and former officers and directors of the Company were released from any potential claim by stockholders arising from accounting-related or other public statements made by the Company or its agents from January 1998 through February 2002 (and from March 11, 1998 through May 2003 in the case of the employee ERISA action). The individual defendants were released from any potential claim by or on behalf of the Company relating to the same matters.
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
Derivative Actions Filed in 2004
In June and July 2004, three purported derivative actions were filed in the Federal Court by Ranger Governance, Ltd. (Ranger), Bert Vladimir and Irving Rosenzweig against certain current or former employees and/or directors of the Company (the Derivative Actions). In November 2004, the Federal Court issued an order consolidating the Derivative Actions. The plaintiffs filed a consolidated amended complaint (the Consolidated Complaint) on January 7, 2005. The Consolidated Complaint names as defendants Messrs. Wang, Kumar, Zar, McWade, Schwartz, de Vogel, Grasso, Pieper, Artzt, D’Amato, and Ranieri, Stephen Richards, Steven Woghin, David Kaplan, David Rivard, Lloyd Silverstein, Michael A. McElroy, Gary Fernandes, Robert E. La Blanc, Jay W. Lorsch, Kenneth Cron, Walter P. Schuetze, KPMG LLP, and Ernst & Young LLP. The Company is named as a nominal defendant. The Consolidated Complaint seeks from one or more of the defendants (1) contribution towards the consideration the Company had previously agreed to provide then current and former stockholders in settlement of certain class action litigation commenced against the Company and certain officers and directors in 1998 and 2002 (see “Stockholder Class Action and Derivative Lawsuits Filed Prior to 2004 — Background”), (2) compensatory and consequential damages in an amount not less than $500 million in connection with the investigations giving rise to the Deferred Prosecution Agreement (DPA) entered into between the Company and the United States Attorney’s Office (USAO) in 2004 and a consent to enter into a final judgment (Consent Judgment) in a parallel proceeding brought by the SEC regarding certain of the Company’s past accounting practices, including its revenue recognition policies and procedures during certain periods prior to the adoption of the Company’s new business model in October 2000. (In May 2007, based upon the Company’s compliance with the terms of the DPA, the Federal Court ordered dismissal of the charges that had been filed against the Company in connection with the DPA, and the DPA expired. The injunctive provisions of the Consent Judgment permanently enjoining the Company from violating certain provisions of the federal securities laws remain in effect.), (3) unspecified relief for violations of Section 14(a) of the Exchange Act for alleged false and material misstatements made in the Company’s proxy statements issued in 2002 and 2003, (4) relief for alleged breach of fiduciary duty, (5) unspecified compensatory, consequential and punitive damages based upon allegations of corporate waste and fraud, (6) unspecified damages for breach of duty of reasonable care, (7) restitution and rescission of the compensation earned under the Company’s executive compensation plan and (8) pursuant to Section 304 of the Sarbanes-Oxley Act, reimbursement of bonus or other incentive-based equity compensation and alleged profits realized from sales of securities issued by the Company. Although no relief is sought

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(unaudited)
from the Company, the Consolidated Complaint seeks monetary damages, both compensatory and consequential, from the other defendants, including current or former employees and/or directors of the Company, Ernst & Young LLP and KPMG LLP in an amount totaling not less than $500 million.
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
• The Special Litigation Committee has reached a settlement (subject to court approval) with Messrs. Kumar, McWade and Artzt.
• The Special Litigation Committee believes that the claims (the Director Claims) against former Company directors Messrs. Cron, D’Amato, de Vogel, Fernandes, Grasso, La Blanc, Lorsch, Pieper, Ranieri and Schuetze, Ms. Kenny, and Alex Vieux should be dismissed. The Special Litigation Committee has concluded that these directors did not breach their fiduciary duties and the claims against them lack merit.
• The Special Litigation Committee has concluded that it would be in the best interests of the Company to seek dismissal of the claims against Ernst & Young LLP, KPMG LLP and Mr. McElroy.
The Special Litigation Committee served a motion which sought dismissal of the Director Claims, the claims against Ernst & Young LLP, KPMG LLP and Mr. McElroy, and certain other claims. In addition, the Special Litigation Committee asked for the Federal Court’s approval for the Company to be realigned as the plaintiff with respect to claims against certain other parties, including Messrs. Wang and Schwartz.
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
In a memorandum and order dated August 2, 2007, the Federal Court denied all of the 60(b) Motions and reaffirmed the 2003 settlements (the August 2 decision). On August 24, 2007, Ranger and the Wyly Litigants filed notices of appeal of the August 2 decision. On August 16, 2007, the Special Litigation

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(unaudited)
Committee filed a motion to amend or clarify the August 2 decision, and the Company joined that motion. On September 12, 2007 and October 4, 2007, the Federal Court issued opinions denying the motions to amend or clarify, and several parties then appealed these decisions. On July 23, 2009, the United States Court of Appeals for the Second Circuit issued a summary order affirming the August 2, September 12 and October 4, 2007 decisions of the Federal Court referenced above. The summary order also acknowledged that the Ranger Governance litigation that was part of the 2004 Derivative Actions was not before the Second Circuit and, therefore, the Company could renew its motion to dismiss and realign that had been dismissed without prejudice in the October 29, 2007 decision referenced above. On August 31, 2009, Ranger and the Wyly Litigants filed petitions for rehearing before the Second Circuit, which were denied by the Second Circuit on October 19, 2009.
Texas Litigation
On August 9, 2004, a petition was filed by Sam Wyly and Ranger against the Company in the District Court of Dallas County, Texas, seeking to obtain a declaratory judgment that plaintiffs did not breach two separation agreements they entered into with the Company in 2002 (the 2002 Agreements). On February 18, 2005, Mr. Wyly filed a separate lawsuit in the United States District Court for the Northern District of Texas (the Texas Federal Court) alleging that he is entitled to attorneys’ fees in connection with the original litigation filed in the District Court of Dallas County, Texas. The two actions have been consolidated and transferred to the Federal Court. On March 31, 2005, the plaintiffs amended their complaint to allege a claim that they were defrauded into entering the 2002 Agreements and to seek rescission of those agreements and damages. On September 18, 2009, the Federal Court issued an order granting the Company’s motion for summary judgment, and dismissing the action in its entirety.
Other Civil Actions
In 2004, the Company entered a voluntary disclosure agreement (VDA) with the State of Delaware, by which the Company agreed to disclose information about its failure to comply with certain abandoned property (“escheatment”) procedures and, in return, the State agreed, among other things, not to impose interest or conduct an audit. The Company engaged an independent consultant to review its records and provide an estimate of its liability to the State. The State refused to accept that estimate. In October 2008, the Company commenced an action entitled CA, Inc. v. Cordrey, et al, Civil Action No. 4111-CC in the Delaware Chancery Court (the Delaware Court) seeking, among other things, to compel the State to abide by its obligations under the VDA. In November 2008, the State filed a suit in the Delaware Court entitled Cordrey, et al v. CA, Inc. et al , Civil Action No. 4195-CC, that seeks to enforce a request for payment of abandoned property liability, compel an audit and impose interest. By an amended complaint, dated March 2, 2009, the State alleged, among other things, that the Company made material misrepresentations in and unreasonably delayed the VDA process and the state added causes of action for fraud and/or negligent misrepresentation. Although the ultimate outcome cannot be determined, the Company believes that the State’s claims are unfounded and that the Company has meritorious defenses. In the opinion of management, the resolution of this lawsuit is not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.
In December 2008, a lawsuit captioned Information Protection and Authentication of Texas LLC v. Symantec Corp., et al. was filed in the United States District Court for the Eastern District of Texas. The complaint seeks monetary damages in an undisclosed amount against twenty-two separate defendants including the Company based upon claims for direct and contributory infringement of two separate patents. The complaint does not disclose which of the Company’s products allegedly infringe the claimed patents. In discovery, plaintiff has asserted that three of CA’s security products containing firewall technology are at issue in this suit. In March 2009, the Company both answered the complaint and filed a cross-complaint seeking a declaratory judgment that the Company does not infringe the claimed patents and that such patents are invalid. Although the ultimate outcome cannot be determined, the Company believes that the claims are unfounded and that the Company has meritorious defenses. In the opinion of management, the resolution of this lawsuit is not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(unaudited)
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
A number of important factors could cause actual results or events to differ materially from those indicated by such forward-looking statements, including: given the global nature of our business, economic factors or political events beyond our control and other business risks associated with non-U.S. operations can affect our business in unpredictable ways; general economic conditions, including concerns regarding a global recession and credit constraints, or unfavorable economic conditions in a particular region, business or industry sector, may lead our customers to delay or forgo technology investments and could have other impacts, any of which could adversely affect our business, financial condition, operating results and cash flow; changes to the compensation of our sales organization could materially adversely affect our business, financial condition, operating results and cash flow; failure to expand our channel partner programs related to the sale of CA solutions may result in lost sales opportunities, increases in expenses and weakening in our competitive position; if we do not adequately manage and evolve our financial reporting and managerial systems and processes, including the successful implementation of our enterprise resource planning software, our ability to manage and grow our business may be harmed; we may encounter difficulties in successfully integrating companies and products that we have acquired or may acquire into our existing business and, therefore, such failed integration could materially adversely affect our infrastructure, market presence, or results of operations; we are subject to intense competition in product and service offerings and pricing, and we expect to face increased competition in the future, which could either diminish demand for or inhibit growth of our products and, therefore, reduce our sales, revenue and market presence; our business may suffer if we are not able to retain and attract qualified personnel, including key managerial, technical, marketing and sales personnel; failure to adapt to technological change in a timely manner could materially adversely affect our business; if our products do not remain compatible with ever-changing operating environments we could lose customers and the demand for our products and services could decrease, which could materially adversely affect our business, financial condition, operating results and cash flow; certain software that we use in our products is licensed from third parties and thus may not be available to us in the future, which has the potential to delay product development and production and, therefore, could materially adversely affect our business, financial condition, operating results and cash flow; certain software we use is from open source code sources, which, under certain circumstances, may lead to unintended consequences and, therefore, could materially adversely affect our business, financial condition, operating results and cash flow; discovery of errors in our software could materially adversely affect our revenue and earnings and subject us to product liability claims, which may be costly and time consuming; we have a significant amount of debt; changes in market conditions or our ratings could increase our interest costs and adversely affect the cost of refinancing our debt and our ability to refinance our debt, which could materially adversely affect our business, financial condition, operating results and cash flow; failure to protect our intellectual property rights and source code would weaken our competitive position; the number, terms and duration of our license agreements as well as the timing of orders from our customers and channel partners, may cause fluctuations in some of our key financial metrics, which may affect our quarterly financial results; we may become dependent upon large transactions, and the failure to close such transactions on a satisfactory basis could materially adversely affect our business, financial condition, operating results and cash flow; our sales to government clients subject us to risks, including early termination, audits, investigations, sanctions and penalties; our customers’ data centers and

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
IT environments may be subject to hacking or other breaches, harming the market perception of the effectiveness of our product; our software products, data centers and IT environments may be subject to hacking or other breaches, harming the market perception of the effectiveness of our products; the use of third party microcode could negatively affect our product development; we may lose access to third-party operating systems, which could materially adversely affect future product development; third parties could claim that our products infringe their intellectual property rights or that we owe royalty payments, which could result in significant litigation expense or settlement with unfavorable terms, which could materially adversely affect our business, financial condition, operating results and cash flow; fluctuations in foreign currencies could result in translation losses; any failure by us to execute our restructuring plans and related sales model changes successfully could result in total costs that are greater than expected or revenues that are less than anticipated; we have outsourced various functions to third parties and these arrangements may not be successful, thereby resulting in increased costs, or may adversely affect service levels and our public reporting; potential tax liabilities may materially adversely affect our results; and these factors and the other factors described more fully in our filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties occur, or should our assumptions prove incorrect, actual results may vary materially from those described in this Form 10-Q as anticipated, believed, estimated, or expected. We do not intend to update these forward-looking statements, except as otherwise required by law. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. This MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements. References in this Form 10-Q to fiscal 2010 and fiscal 2009 are to our fiscal years ended on March 31, 2010 and 2009, respectively.
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
We address the entire computing environment, which includes all of the people, information, processes, systems, networks, applications and databases from a Web service to the mainframe to a virtualized “cloud,” regardless of the hardware or software customers are using. We serve the majority of the Forbes Global 2000 companies, who rely on our software, in part, to manage mission-critical aspects of their businesses. We have a broad portfolio of software products and services that address our customers’ needs for mainframe and distributed environments, spanning IT governance, IT management and IT security. Key focus areas include: infrastructure management, project and portfolio management, security management, service management, application performance management, and data center automation and virtualization.
For further discussion of our business and business model, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 (the 2009 Form 10-K). For further discussion of our Critical Accounting Policies and Business Practices, see “Critical Accounting Policies and Business Practices.”

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
QUARTERLY UPDATE
•	In July 2009, the Company and Affiliated Computer Services, Inc. (ACS) announced a multi-year agreement to utilize the Company’s mainframe and distributed Enterprise IT Management solutions across the ACS platform. The Company’s solutions will enable ACS to enhance its operational efficiency, expand the IT and business process services offered to ACS clients, and establish a foundation for the development of future new services.

•	In July 2009, the Company and Acxiom® Corporation (ACXM) announced a partnership to deliver enterprise-class on-demand Information Governance solutions. The new cloud-based, hosted solution from the Company and Acxiom offers customers an alternative to on-premise software deployments, while providing a single portal view to better manage email, archiving, litigation holds, search, records declaration, retention and disposition.

•	In September 2009, the Company announced that John A. Swainson plans to retire as the Company’s chief executive officer on December 31, 2009, or upon the earlier selection of a successor. A committee of the Company’s Board of Directors has been formed to begin an immediate search for a successor. William E. McCracken, previously non-executive Chairman of the Board, was named as the Company’s interim-executive Chairman of the Board until a successor for Mr. Swainson is named, or at the discretion of the Board.

•	In September 2009, the Company announced that it signed a definitive agreement to acquire privately-held NetQoS® Inc., a leading provider of network performance management and service delivery solutions, for $200 million. NetQoS, Inc. solutions will extend the Company’s capabilities in the areas of Application Performance Management and Network and System Management. These capabilities will further strengthen the Company’s ability to help enterprise IT organizations and service providers deliver reliability.

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
PERFORMANCE INDICATORS
Management uses several quantitative performance indicators to assess our financial results and condition. Following is a summary of the principal quantitative performance indicators that management uses to review performance:

	Three Months
	Ended September 30,			Percent
	2009	2008	Change	Change
		(dollars in millions)
Total revenue	$1,072	$1,107	$(35)	(3)%
Subscription and maintenance revenue	$973	$975	$(2)	—%
Net income (1)	$218	$202	$16	8%
Cash provided by operating activities	$120	$218	$(98)	(45)%
Total bookings	$947	$1,502	$(555)	(37)%
Subscription and maintenance bookings	$854	$1,393	$(539)	(39)%
Weighted average subscription and maintenance license agreement duration in years	3.26	4.14	(0.88)	(21)%
Annualized subscription and maintenance bookings	$262	$336	$(74)	(22)%

	Six Months
	Ended September 30,			Percent
	2009	2008	Change	Change
		(dollars in millions)
Total revenue	$2,122	$2,194	$(72)	(3)%
Subscription and maintenance revenue	$1,919	$1,940	$(21)	(1)%
Net income (1)	$413	$398	$15	4%
Cash provided by operating activities	$382	$272	$110	40%
Total bookings	$2,145	$2,532	$(387)	(15)%
Subscription and maintenance bookings	$1,944	$2,311	$(367)	(16)%
Weighted average subscription and maintenance license agreement duration in years	3.79	3.84	(0.05)	(1)%
Annualized subscription and maintenance bookings	$513	$602	$(89)	(15)%

			Change
			From		Change
	Sept. 30,	March 31,	Fiscal	Sept. 30,	From Prior
	2009	2009	Year End	2008	Year Quarter
	(in millions)
Cash and cash equivalents	$3,025	$2,712	$313	$2,399	$626
Total debt (1)	$1,934	$1,908	$26	$2,191	$(257)

Total expected future cash collections from committed contracts(2)	$5,257	$4,914	$343	$4,723	$534
Total revenue backlog(2)	$7,706	$7,378	$328	$7,005	$701

(1)	Adjusted for the adoption of FASB ASC 470-20. Refer to Note A “Basis of Presentation” for additional information.

(2)	Refer to the discussion in the “Liquidity and Capital Resources” section of this MD&A for additional information on expected future cash collections from committed contracts, billings backlog and revenue backlog.

Analyses of our performance indicators, including general trends, can be found in the “Results of Operations” and “Liquidity and Capital Resources” sections of this MD&A.
Subscription and Maintenance Revenue — Subscription and maintenance revenue is the amount of revenue recognized ratably during the reporting period from both: (i) subscription license agreements that were in effect during the period, generally including maintenance that is bundled with and not separately identifiable from software usage fees or product sales, and (ii) maintenance agreements associated with providing customer technical support and access to software fixes and upgrades that are separately identifiable from software usage fees or product sales. These amounts include the sale of products directly by us, as well as by distributors, resellers and value-added resellers to end-users, where the contracts incorporate the right for end-users to receive unspecified future software products and other contracts entered into in close proximity or contemplation of such agreements. Subscription license agreements can also include sales of products that are sold on a perpetual basis within close proximity to or in contemplation of the subscription agreements that cannot be accounted for separately because we have not established VSOE for these products.
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

RESULTS OF OPERATIONS
The following table presents changes in the line items on our Condensed Consolidated Statement of Operations for the three and six months ended September 30, 2009 and 2008 measured by Dollar Change, Percentage of Dollar Change, and Percentage of Total Revenue. Past financial results are not necessarily indicative of future results.

	Three Months Ended September 30,
				Percentage
			Dollar	of	Percentage of
			Change	Dollar	Total
			2009/	Change	Revenue
	2009	2008	2008	2009/2008	2009	2008
		(dollars in millions)
Revenue
Subscription and maintenance revenue	$973	$975	$(2)	—%	91%	88%
Professional services	71	94	(23)	(24)	7	9
Software fees and other	28	38	(10)	(26)	2	3

Total revenue	$1,072	$1,107	$(35)	(3)%	100%	100%

Expenses
Costs of licensing and maintenance	$73	$80	$(7)	(9)%	7%	7%
Cost of professional services	59	84	(25)	(30)	6	8
Amortization of capitalized software costs	34	29	5	17	3	3
Selling and marketing	286	311	(25)	(8)	27	28
General and administrative	120	110	10	9	11	10
Product development and enhancements	115	120	(5)	(4)	11	11
Depreciation and amortization of other intangible assets	39	37	2	5	4	3
Other expenses, net	7	6	1	17	1	1
Restructuring and other	—	—	—	—	—	—

Total expenses before interest and income taxes	733	777	(44)	(6)	68	70

Income before interest and income taxes	339	330	9	3	32	30
Interest expense, net	22	13	9	69	2	1

Income before income taxes	317	317	—	—	30	29
Income tax expense	99	115	(16)	(14)	9	10

Net income	$218	$202	$16	8%	20%	18%
Note — Amounts may not add to their respective totals due to rounding.

	Six Months Ended September 30,
				Percentage
			Dollar	of	Percentage of
			Change	Dollar	Total
			2009/	Change	Revenue
	2009	2008	2008	2009/2008	2009	2008
		(dollars in millions)
Revenue
Subscription and maintenance revenue	$1,919	$1,940	$(21)	(1)%	90%	88%
Professional services	142	187	(45)	(24)	7	9
Software fees and other	61	67	(6)	(9)	3	3

Total revenue	$2,122	$2,194	$(72)	(3)%	100%	100%

Expenses
Costs of licensing and maintenance	$139	$155	$(16)	(10)%	7%	7%
Cost of professional services	126	163	(37)	(23)	6	7
Amortization of capitalized software costs	68	60	8	13	3	3
Selling and marketing	567	608	(41)	(7)	27	28
General and administrative	230	232	(2)	(1)	11	11
Product development and enhancements	234	243	(9)	(4)	11	11
Depreciation and amortization of other intangible assets	78	73	5	7	4	3
Other expenses, net	14	18	(4)	(22)	1	1
Restructuring and other	2	4	(2)	(50)	—	—

Total expenses before interest and income taxes	1,458	1,556	(98)	(6)	69	71

Income before interest and income taxes	664	638	26	4	31	29
Interest expense, net	39	24	15	63	2	1

Income before income taxes	625	614	11	2	29	28
Income tax expense	212	216	(4)	(2)	10	10

Net income	$413	$398	$15	4%	19%	18%
Note — Amounts may not add to their respective totals due to rounding.
Bookings
Total Bookings
For the second quarter of fiscal 2010 and 2009, total bookings were $947 million and $1,502 million, respectively. For the first half of fiscal 2010 and 2009, total bookings were $2,145 million and $2,532 million, respectively. Bookings were adversely affected by lower scheduled contract renewals in the second quarter, especially in the Europe, Middle East and Africa region. Additionally, we signed several large contract extensions in the second quarter of fiscal 2009 that had terms of approximately five years, two of which added approximately $550 million to subscription and maintenance bookings. There were no contracts greater than $50 million signed during the second quarter of fiscal 2010. In addition, there was a reduction in professional services bookings and a softening in demand for products aimed at small and medium size businesses and the consumer market.
Subscription and Maintenance Bookings
For the second quarter of fiscal 2010 and 2009, we added subscription and maintenance bookings of $854 million and $1,393 million, respectively. For the first half of fiscal 2010 and 2009, we added subscription and maintenance bookings of $1,944 million and $2,311 million, respectively. The decrease in subscription and maintenance bookings was primarily attributable to the aforementioned large contract extensions signed in the second quarter of fiscal 2009 and lower scheduled contract renewals during the second quarter of fiscal 2010. During the second quarter of fiscal 2010, we renewed a total of 18 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $366 million.

This is compared with the prior fiscal year’s second quarter, when we renewed 17 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $892 million. The decrease in aggregate contract value and weighted average subscription and maintenance agreement duration in years was also primarily attributable to the aforementioned large contract extensions signed in the second quarter of fiscal 2009.
Revenue
Total Revenue
The decrease in total revenue for the second quarter and first half of fiscal 2010 as compared with the prior periods was due to unfavorable foreign exchange effect of $42 million and $117 million, respectively, and a decrease in professional services revenue, partially offset against the higher annual value of existing customer subscription and maintenance contracts.
Price changes do not have a material impact on revenue in a given period as a result of our ratable subscription model.
Subscription and Maintenance Revenue
The decrease in subscription and maintenance revenue for the second quarter of fiscal 2010 as compared with the prior year period was due to a $37 million negative effect from foreign exchange. Excluding foreign exchange, subscription and maintenance revenue increased by $35 million primarily due to an increase in the annual value of existing customer contracts.
The decrease in subscription and maintenance revenue for the first half of fiscal 2010 as compared with the prior year period was due to a $104 million negative effect from foreign exchange. Excluding foreign exchange, subscription and maintenance revenue increased by $83 million primarily due to an increase in the annual value of existing customer contracts.
Professional Services
Professional services revenue decreased in the second quarter and first half of fiscal 2010, as compared with the same periods in fiscal 2009, primarily due to revenue decreases from reduced discretionary spending due to the difficult economic environment. Professional services revenue was also adversely affected by unfavorable foreign exchange effects of $4 million and $12 million for the second quarter and first half of fiscal year 2010, respectively.
Software Fees and Other
Software fees and other revenue primarily consists of revenue that is recognized on an up-front basis. This includes revenue generated through transactions with distribution and original equipment manufacturer channel partners (sometimes referred to as our “indirect” or “channel” revenue) and certain revenue associated with new or acquired products sold on an up-front basis. Also included is financing fee revenue, which results from the discounting of product sales recognized on an up-front basis with extended payment terms to present value. Revenue recognized on an up-front basis results in higher revenue for the current period than if the same revenue had been recognized ratably under our subscription model. Software fees and other revenue decreased in the second quarter and the first half of fiscal 2010, as compared with the same period in fiscal 2009, primarily due to decreased revenue to indirect customers.

Total Revenue by Geography
The following table presents revenue earned from the United States and international geographic regions and corresponding percentage changes for the second quarter and first half of fiscal 2010 and 2009, respectively. These comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended September 30,
					Dollar	Percentage
	2009	%	2008	%	Change	Change
			(dollars in millions)
United States	$588	55%	$574	52%	$14	2%
International	484	45%	533	48%	(49)	(9)%

	$1,072	100%	$1,107	100%	$(35)	(3)%

	Six Months Ended September 30,
					Dollar	Percentage
	2009	%	2008	%	Change	Change
			(dollars in millions)
United States	$1,172	55%	$1,126	51%	$46	4%
International	950	45%	1,068	49%	(118)	(11)%

	$2,122	100%	$2,194	100%	$(72)	(3)%

Revenue in the United States increased by 2% and 4%, for the second quarter and first half of fiscal 2010 as compared with the comparable periods of fiscal 2009, respectively. International revenue decreased by approximately 9%, and 11%, respectively, for the second quarter and first half of fiscal 2010 as compared with the comparable periods of fiscal 2009, principally due to unfavorable impacts from foreign exchange of $42 million and $117 million for the second quarter and first half of fiscal 2010, respectively.
Expenses
Costs of Licensing and Maintenance
Costs of licensing and maintenance includes technical support, royalties and other manufacturing and distribution costs. The decrease in costs of licensing and maintenance for the second quarter of fiscal 2010 as compared with the second quarter of fiscal year 2009 was primarily due to a $4 million favorable foreign exchange variance and a $2 million decrease in royalty fees.
The decrease in costs of licensing and maintenance for the first half of fiscal 2010 as compared with the first half of fiscal year 2009 year was primarily due to an $8 million favorable foreign exchange variance and a $6 million decrease in royalty fees.
Cost of Professional Services
Cost of professional services consists primarily of our personnel-related costs associated with providing professional services and training to customers. For the second quarter of fiscal 2010, the cost of professional services decreased as compared with the prior year period primarily due to an $18 million decrease in consulting and personnel costs, mostly related to reduced revenues, and a $5 million favorable foreign exchange variance.
For the first half of fiscal year 2010, the costs of professional services decreased as compared with the prior year period primarily due to a $25 million decrease in consulting and personnel costs, mostly related to reduced revenues, and a $12 million favorable foreign exchange variance.

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
The increase in amortization of capitalized software costs for the second quarter and first half of fiscal 2010 as compared with the prior year periods were primarily due to the increase in activities relating to projects that were capitalized during prior periods.
Selling and Marketing
Selling and marketing expenses include the costs relating to our sales force, costs relating to our channel partners, corporate and business marketing costs and our customer training programs. The decline in selling and marketing expenses for the second quarter of fiscal 2010 compared with the second quarter of fiscal 2009 was primarily due to reduced consulting and personnel costs and a favorable foreign exchange effect of $12 million.
The decline in selling and marketing expenses for the first half of fiscal 2010 compared with the first half of fiscal 2009 was primarily due to favorable foreign exchange effect of $29 million and reduced consulting and other costs.
General and Administrative
General and administrative expenses include the costs of corporate and support functions including our executive leadership and administration groups, finance, legal, human resources, corporate communications and other costs such as provisions for doubtful accounts. During the second quarter of fiscal 2010, we recognized severance and other related expenses of $7 million for amounts owed to our Chief Executive Officer pursuant to his employment agreement and other items relating to the transition to his successor.
For the first half of fiscal 2010, general and administrative costs decreased as compared with the prior year period primarily due to a favorable foreign exchange effect of $6 million offset by higher severance and other related expenses as described above.
Product Development and Enhancements
For the second quarter of fiscal 2010 and fiscal 2009, product development and enhancements expenses represented approximately 11% of total revenue in each period. For the second quarter of fiscal year 2010, product development and enhancements decreased primarily due to a favorable foreign exchange effect of $5 million.
Excluding a favorable foreign exchange effect of $11 million, product development and enhancements expenses for the first half of fiscal 2010 increased from the first half of fiscal 2009, primarily due to increased personnel costs, an increase to our investment in product development and enhancements for emerging technologies, and broadening of our enterprise product offerings. These increases were partially offset by an increase in capitalization of internally developed software for strategic investments in our security, mainframe and infrastructure management products.
Depreciation and Amortization of Other Intangible Assets
The increases in depreciation and amortization of other intangible assets for the second quarter and first half of fiscal 2010 as compared with the prior year periods were primarily due to the number of fixed assets placed into service during the current fiscal year.
Other Expenses, Net
Other expenses, net includes gains and losses attributable to divested assets, foreign currency exchange rate fluctuations, and certain other items. For the first half of fiscal 2010, other expenses, net included $7 million in connection with litigation claims.

Restructuring and Other
For the first half of fiscal 2010, we recorded less than $1 million of restructuring charges for severance and other termination benefits and facility abandonment principally related to the Fiscal 2007 plan. Substantially all of the costs associated with the Fiscal 2007 plan have been incurred. The Fiscal 2007 plan’s objectives include a workforce reduction, global facilities consolidations and other cost reduction initiatives. Final payment of these amounts is dependent upon settlement with the works councils in certain international locations and our ability to negotiate lease terminations. For further information on the Fiscal 2007 plan refer to Note H, “Restructuring,” in the Notes to the Condensed Consolidated Financial Statements.
Interest Expense, Net
The increase in interest expense, net, for the second quarter and first half of fiscal 2010 as compared with the prior year periods, was primarily due to a decline in short-term interest rates.
Income Taxes
Income tax expense for the second quarter and first half of fiscal 2010 was $99 million and $212 million, respectively, compared with the second quarter and first half of fiscal 2009 of $115 million and $216 million, respectively. The effective tax rates for the first half of fiscal 2010 and 2009 were 34% and 35%, respectively.
During the second quarter of fiscal year 2010, we resolved certain uncertain tax positions relating to non-U.S. jurisdictions which resulted in a decrease in the liability for uncertain tax positions of $16 million. As a result, we recognized a tax benefit of $7 million, with the remainder offset against existing tax refund claims and deferred tax assets previously recorded. During the first quarter of fiscal year 2009, we settled a U.S. federal income tax audit for the fiscal years 2001 through 2004 which resulted in a decrease in the liability for uncertain tax positions of $55 million. As a result of this settlement, during the first quarter of fiscal year 2009, we recognized a tax benefit of $11 million and a reduction of goodwill by $10 million, with the remainder offset against existing tax refund claims and deferred tax assets previously recorded.
Liquidity and Capital Resources
Our cash balances, including cash equivalents, are held in numerous locations throughout the world, with 43% residing outside the United States at September 30, 2009. Cash and cash equivalents totaled $3,025 million as of September 30, 2009, representing an increase of $313 million from the March 31, 2009 balance of $2,712 million. Cash and cash equivalents increased by $156 million during the first six months of fiscal 2010 due to the favorable translation effect that foreign currency exchange rates had on cash held outside the United States in currencies other than the U.S. dollar.
Sources and Uses of Cash
Cash generated by operating activities, which represents our primary source of liquidity, increased $110 million in the first half of fiscal 2010 to $382 million from $272 million in the first half of fiscal 2009. For the first half of fiscal 2010, accounts receivable decreased by $190 million, compared with a decline in the comparable prior year period of $299 million. For the first half of fiscal 2010, accounts payable, accrued expenses and other liabilities decreased $13 million compared with a decrease in the prior year period of $78 million.
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
For the second quarter of fiscal 2010, gross receipts related to single installments for the entire contract value, or a substantial portion of the contract value, were $55 million, compared with $133 million in the second quarter of fiscal 2009. For the first half of fiscal 2010, gross receipts related to single installments for the entire contract value, or a substantial portion of the contract value, were $219 million compared with $193 million in the first half of fiscal 2009.
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

	Sept. 30,	March 31,	Sept. 30,
	2009	2009	2008
	(in millions)	(in millions)	(in millions)
Billings Backlog:
Amounts to be billed — current	$1,863	$1,719	$1,778
Amounts to be billed — non-current	2,592	2,228	2,063

Total billings backlog	$4,455	$3,947	$3,841

Revenue Backlog:
Revenue to be recognized within the next 12 months — current	$3,376	$3,295	$3,264
Revenue to be recognized beyond the next 12 months — non-current	4,330	4,083	3,741

Total revenue backlog	$7,706	$7,378	$7,005

Deferred revenue (billed or collected)	$3,251	$3,431	$3,164
Unearned revenue yet to be billed	4,455	3,947	3,841

Total revenue backlog	$7,706	$7,378	$7,005

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

	Sept. 30,	March 31,	Sept. 30,
	2009	2009	2008
	(in millions)	(in millions)	(in millions)
Expected future cash collections:
Total billings backlog	$4,455	$3,947	$3,841
Trade and installment accounts receivable — current, net	718	839	696
Installment accounts receivable — non- current, net	84	128	186

Total expected future cash collections	$5,257	$4,914	$4,723

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

Cash Generated by Operating Activities

	Three Months
	Ended September 30,		Change
	2009	2008	2009/ 2008
	(in millions)
Cash collections from billings(1)	$855	$1,000	$(145)
Vendor disbursements and payroll(1)	(653)	(738)	85
Income tax (payments) receipts, net	(56)	(29)	(27)
Other receipts (disbursements), net(2)	(26)	(15)	(11)

Cash generated by operating activities	$120	$218	$(98)

(1)	Amounts include VAT and sales taxes.

(2)	Amounts include interest, restructuring and miscellaneous receipts and disbursements.

	Six Months
	Ended September 30,		Change
	2009	2008	2009/ 2008
	(in millions)
Cash collections from billings(1)	$2,110	$2,193	$(83)
Vendor disbursements and payroll(1)	(1,499)	(1,697)	198
Income tax (payments) receipts, net	(176)	(137)	(39)
Other receipts (disbursements), net(2)	(53)	(87)	34

Cash generated by operating activities	$382	$272	$110

(1)	Amounts include VAT and sales taxes.

(2)	Amounts include interest, restructuring and miscellaneous receipts and disbursements.
Second Quarter Comparison — Fiscal Year 2010 versus Fiscal Year 2009
Operating Activities:
Cash generated by operating activities for the second quarter of fiscal 2010 was $120 million, representing a decrease of $98 million compared with the second quarter of fiscal 2009. The decrease was driven primarily by lower collections of $145 million, mostly due to a $78 million decrease in single-installment receipts, partially offset by an $85 million decrease in vendor disbursements and payroll.
Investing Activities:
Cash used in investing activities for the second quarter of fiscal 2010 was $69 million compared with $53 million for the second quarter of fiscal 2009. The increase in cash used in investing activities was primarily due to the increase in capitalized software development costs of $15 million that occurred during the second quarter of fiscal 2010 as compared with the second quarter of fiscal 2009.
Financing Activities:
Cash used in financing activities for the second quarter of fiscal 2010 was $67 million compared with $22 million in the second quarter of fiscal 2009. The increase in cash used in financing activities was primarily due to the repurchase of our common stock for $45 million. We did not repurchase any common stock during the second quarter of fiscal 2009.

First Half Comparison — Fiscal Year 2010 versus Fiscal Year 2009
Operating Activities:
Cash generated by operating activities for the first half of fiscal 2010 was $382 million, representing an increase of $110 million compared with the prior year period. The increase was driven primarily by lower vendor disbursements and payroll of $198 million partially offset by an $83 million decrease in cash collections from billings, primarily resulting from lower amounts billed that resulted from reduced bookings volume during the period.
Investing Activities:
Cash used in investing activities for the first half of fiscal 2010 was $136 million compared with $128 million for the comparable prior year period. The increase in cash used in investing activities was primarily due to the increase in capitalized software development costs of $18 million that occurred during the first half of fiscal 2010 as compared with the first half of fiscal 2009 and an increase of $9 million in other investing activities which included proceeds from sales of assets and a decrease in restricted cash, partially offset by lower cash payments of $16 million for the acquisition of purchased software.
Financing Activities:
Cash used in financing activities for the first half of fiscal 2010 was $89 million compared with $390 million in the comparable prior year period. The primary financing activities for the first half of fiscal 2010 were the repurchase of our common stock for $45 million and dividend payments of $42 million. We paid off the remaining $350 million principal amount of our 6.50% Senior Notes that was due during the first half of fiscal 2009.
Debt Arrangements
As of September 30, 2009 and March 31, 2009, our debt arrangements consisted of the following:

	September 30, 2009		March 31, 2009
	Maximum	Outstanding	Maximum	Outstanding
	Available	Balance	Available	Balance
		(in millions)
Debt Arrangements:
2008 Revolving Credit Facility (expires August 2012)	$1,000	$750	$1,000	$750
1.625% Convertible Senior Notes due December 2009, net of debt amortization amount of $9 million and $29 million, respectively	—	451	—	431
4.750% Senior Notes due December 2009	—	176	—	176
6.125% Senior Notes due December 2014	—	500	—	500
International line of credit	25	—	25	—
Capital lease obligations and other	—	57	—	51

Total		$1,934		$1,908

Our debt arrangements at September 30, 2009 remain unchanged from March 31, 2009, except as follows:
1.625% Convertible Senior Notes due December 2009
Effective April 1, 2009, we adopted the requirements of FASB ASC 470-20 (previously FSP Accounting Principles Board Opinion (APB) No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement))” for convertible debt instruments that have cash settlement features. These requirements included separation of the liability and equity components of the instruments. The debt is recognized at the present value of its cash flows discounted using the issuer’s nonconvertible debt borrowing rate at the time of issuance with the resulting debt discount being amortized over the expected life of the debt. The equity component is recognized as the difference between the proceeds from the issuance of the convertible debt instrument and the fair value of the liability. The adoption required retrospective application to all periods presented, and did not grandfather existing instruments.
Upon adoption, our prior period financial statements were revised by reclassifying certain liabilities associated with our 1.625% Convertible Senior Notes due December 2009 to Total stockholders’ equity for the March 31, 2009 reporting period. For additional information concerning the impact of the adoption of this accounting standard on our Condensed Consolidated Financial Statements, refer to Note A “Basis of Presentation” in the Notes to the Condensed Consolidated Financial Statements.
For additional information concerning our debt arrangements, refer to our Consolidated Financial Statements and Notes thereto included in our 2009 Form 10-K.
Other Matters
As of September 30, 2009, our senior unsecured notes were rated Baa3, BBB, and BBB by Moody’s Investors Service (Moody’s), Standard and Poor’s (S&P) and Fitch Ratings (Fitch), respectively. In June 2009 Moody’s upgraded our rating to Baa3. In April 2009, Fitch upgraded our rating to BBB.
The outlook on these unsecured notes is stable by all three agencies. As of October 23, 2009, our ratings and outlooks remained unchanged. Peak borrowings under all debt facilities during the second quarter of fiscal 2010 totaled $1,934 million, with a weighted average interest rate of 6%.
During the second quarter of fiscal 2010, we entered into a brokerage arrangement with a third-party financial institution to purchase our common stock in the open market on our behalf. We acquired 2 million shares of our common stock for $50 million under this arrangement during the second quarter of fiscal 2010, $45 million of which was paid to the third-party financial institution in settlement of purchases during the quarter. As of September 30, 2009, we remained authorized to purchase an aggregate amount of up to $196 million of additional common shares under the current stock repurchase program.
We expect that existing cash, cash equivalents, the availability of borrowings under existing and renewable credit lines, and cash expected to be provided from operations will be sufficient to meet ongoing cash requirements. We expect our long-standing history of providing extended payment terms to our customers to continue.
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
Effect of Exchange Rate Changes
There was a $156 million favorable impact to our cash balances in the first half of fiscal 2010 predominantly due to the weakening of the U.S. dollar against the euro, the Australian dollar, the British pound and the Brazilian real of 10%, 27%, 11% and 31%, respectively. This is compared with a $150 million unfavorable impact to our cash balances in the first half of fiscal 2009 predominantly due to the strengthening of the U.S. dollar against the Australian dollar, Brazilian real, British pound, euro and Japanese yen of 14%, 8%, 10%, 11% and 6%, respectively.

CRITICAL ACCOUNTING POLICIES AND BUSINESS PRACTICES
The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. Our estimates form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in our 2009 Form 10-K under Management’s Discussion and Analysis of Financial Condition and Results of Operations. We believe that at September 30, 2009, there has been no material change to this information, except as follows:
Employee Stock Purchase Plan
We discontinued the Year 2000 Employee Stock Purchase Plan effective with the close of the purchase period on June 30, 2009.
New Accounting Pronouncements
In September 2009, the Financial Accounting Standards Board (FASB) ratified Accounting Standards Codification (ASC) Accounting Standards Update (ASU) 2009-13 (previously Emerging Issues Task Force (EITF) Issue No. 08-1, Revenue Arrangements with Multiple Deliverables). ASU 2009-13 superseded EITF No.00-21 and addresses criteria for separating the consideration in multiple-element arrangements. ASU 2009-13 will require companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption will be permitted. We are currently evaluating the potential impact, if any, of the adoption of ASU 2009-13 on our consolidated results of operations and financial condition.
In September 2009, the FASB ratified ASC ASU 2009-14 (previously EITF No. 09-3, Certain Revenue Arrangements That Include Software Elements). ASU 2009-14 modifies the scope of Software Revenue Recognition to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. ASU 2009-14 has an effective date that is consistent with ASU 2009-13. We are currently evaluating the potential impact, if any, of the adoption of ASU 2009-14 on our consolidated results of operations and financial condition.
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
Changes in Internal Control over Financial Reporting
Except as disclosed in the following paragraph, there were no changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
As previously disclosed in Item 9A of its 2009 Form 10-K, the Company began the migration of certain financial and sales processing systems to an enterprise resource planning (ERP) system in fiscal 2007 as part of its on-going project to implement ERP at the Company’s facilities worldwide. In the second quarter of fiscal year 2010, the Company expanded its ERP migration into its Europe, Middle East and Africa region. The Company will continue to monitor and test these systems as part of management’s annual evaluation of internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Refer to Note J, “Commitments and Contingencies,” in the Notes to the Condensed Consolidated Financial Statements for information regarding certain legal proceedings, the contents of which are herein incorporated by reference.
Item 1A. RISK FACTORS
Current and potential stockholders should consider carefully the risk factors described in more detail in our 2009 Form 10-K for the fiscal year ended March 31, 2009. We believe that as of September 30, 2009, there has been no material change to this information. Any of these factors, or others, many of which are beyond our control, could negatively affect our revenue, profitability and cash flow.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth, for the months indicated, our purchases of common stock in the second quarter of fiscal year 2010:
ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate
			Total Number	Dollar Value of
			of Shares	Shares that
			Purchased as	May Yet Be
	Total Number	Average	Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans
Period	Purchased	per Share	or Programs	or Programs
	(dollars in thousands, except average price paid per share)
July 1, 2009 — July 31, 2009	102,200	$21.24	102,200	$243,735
August 1, 2009 - August 31, 2009	435,480	$22.17	435,480	$234,072
September 1, 2009 - September 30, 2009	1,732,560	$22.14	1,732,560	$195,683

Total	2,270,240		2,270,240

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
During the second quarter of fiscal year 2010, the Company entered into a brokerage arrangement with a third-party financial institution to purchase the Company’s common stock in the open market on the Company’s behalf. The Company acquired 2 million shares of its common stock for $50 million under this arrangement during the second quarter of fiscal 2010, $45 million of which was paid to the third-party financial institution in settlement of purchases during the quarter. As of September 30, 2009, the Company remained authorized to purchase an aggregate amount of up to $196 million of additional common shares under the current stock repurchase program.

Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The Company’s annual meeting of stockholders was held on September 14, 2009.

(b)	The stockholders elected the following directors for the ensuing year:
Raymond J. Bromark
Gary J. Fernandes
Kay Koplovitz
Christopher B. Lofgren
William E. McCracken
John A. Swainson
Laura S. Unger
Arthur F. Weinbach
Renato (Ron) Zambonini
(c)(i) A separate tabulation with respect to each nominee is as follows:

NAME	FOR	AGAINST	ABSTAIN
Raymond J. Bromark	428,661,594	21,575,158	15,060,206
Gary J. Fernandes	444,836,583	5,403,197	15,057,178
Kay Koplovitz	444,918,721	5,317,081	15,061,156
Christopher B. Lofgren	444,970,819	5,210,679	15,115,460
William E. McCracken	444,868,386	5,369,108	15,059,464
John A. Swainson	440,589,881	9,715,158	14,991,919
Laura S. Unger	445,165,622	5,073,019	15,058,317
Arthur F. Weinbach	428,869,178	21,386,852	15,040,928
Ron Zambonini	430,929,723	19,312,074	15,055,161
(c)(ii) The stockholders ratified the appointment of KPMG LLP as the Company’s independent registered public accountants for the fiscal year ending March 31, 2010 as follows:

For	446,925,241
Against	18,041,336
Abstain	330,381
Broker non-votes	0
(c)(iii) The stockholders did not adopt the stockholder proposal described in the Company’s Proxy Statement, dated July 24, 2009, as follows:

For	128,670,473
Against	287,329,068
Abstain	10,528,447
Broker non-votes	38,768,970
Item 5. OTHER INFORMATION
None.

Item 6. EXHIBITS

Regulation S-K
Exhibit Number
3.1	Amended and Restated Certificate of Incorporation.	Previously filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K dated March 6, 2006, and incorporated herein by reference.

3.2	By-Laws of the Company, as amended.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 23, 2007, and incorporated herein by reference.

10.1*	Amendment to Employment Agreement, dated as of September 30, 2009, between the Company and Nancy E. Cooper.	Filed herewith.

10.2*	Amendment to Employment Agreement, dated as of September 30, 2009, between the Company and Amy Fliegelman Olli.	Filed herewith.

10.3*	Retention Letter Agreement dated as of October 1, 2009, between the Company and Michael J. Christenson.	Filed herewith.

10.4*	Retention Letter Agreement dated as of October 1, 2009, between the Company and Nancy E. Cooper.	Filed herewith.

10.5*	Retention Letter Agreement dated as of October 1, 2009, between the Company and Ajei S. Gopal.	Filed herewith.

10.6*	Retention Letter Agreement dated as of October 1, 2009, between the Company and Amy Fliegelman Olli.	Filed herewith.

10.7*	Summary description of special retirement vesting provisions available to certain Senior Management.	Filed herewith.

10.8*	Summary description of compensation arrangement for Interim Lead Independent Director.	Filed herewith.

10.9*	Director Retirement Donation Policy.	Filed herewith.

10.10*	Non-Qualified Stock Option Certificate for William E. McCracken.	Filed herewith.

10.11*	Summary description of compensation arrangement for Interim Executive Chairman.	Filed herewith.

12.1	Statement of Ratio of Earnings to Fixed Charges.	Filed herewith.

15	Accountants’ acknowledgment letter.	Filed herewith.

31.1	Certification of the CEO pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the CFO pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

Regulation S-K
Exhibit Number
32	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101	The following financial statements from CA Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, formatted in XBRL (eXtensible Business Reporting Language):	Furnished herewith.

(i) Unaudited Condensed Consolidated Balance Sheets —September 30, 2009 and March 31, 2009.

(ii) Unaudited Condensed Consolidated Statements of Operations —Three and Six Months Ended September 30, 2009 and 2008.

(iii) Unaudited Condensed Consolidated Statements of Cash Flows —Six Months Ended September 30, 2009 and 2008.

(iv) Notes to unaudited Condensed Consolidated Financial Statements —September 30, 2009 tagged as blocks of text.

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

Dated: October 23, 2009