Form 10-Q
period 2009-12-31
CA, INC.
filed 2010-01-29
CIK 356028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-9247
CA, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-2857434

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One CA Plaza Islandia, New York (Address of principal executive offices)	11749 (Zip Code)
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding

Common Stock par value $0.10 per share	as of January 22, 2010 520,026,576

CA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
CA, Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of CA, Inc. and subsidiaries as of December 31, 2009, the related condensed consolidated statements of operations for the three-month and nine-month periods ended December 31, 2009 and 2008, and the related condensed consolidated statements of cash flows for the nine-month periods ended December 31, 2009 and 2008. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CA, Inc. and subsidiaries as of March 31, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated May 15, 2009, except for Note 1(e), as to which the date is November 9, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ KPMG LLP
New York, New York
January 29, 2010

Item 1.
CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except share amounts)

	December 31,	March 31,
	2009	2009 (1)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,624	$2,712
Trade and installment accounts receivable, net	932	839
Deferred income taxes — current	518	513
Other current assets	144	105

TOTAL CURRENT ASSETS	4,218	4,169
Installment accounts receivable, due after one year, net	46	128
Property and equipment, net of accumulated depreciation of $1,112 and $1,015, respectively	454	442
Purchased software products, net	150	155
Goodwill	5,513	5,364
Deferred income taxes — noncurrent	234	268
Other noncurrent assets, net	779	715

TOTAL ASSETS	$11,394	$11,241

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt and loans payable	$15	$621
Accounts payable	79	120
Accrued salaries, wages and commissions	284	306
Accrued expenses and other current liabilities	342	340
Deferred revenue (billed or collected) — current	2,287	2,431
Taxes payable, other than income taxes payable — current	80	85
Federal, state and foreign income taxes payable — current	89	84
Deferred income taxes — current	50	40

TOTAL CURRENT LIABILITIES	3,226	4,027
Long-term debt, net of current portion	1,530	1,287
Federal, state and foreign income taxes payable — noncurrent	359	284
Deferred income taxes — noncurrent	121	136
Deferred revenue (billed or collected) — noncurrent	1,006	1,000
Other noncurrent liabilities	132	145

TOTAL LIABILITIES	6,374	6,879

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 10,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock, $0.10 par value, 1,100,000,000 shares authorized; 589,695,081 and 589,695,081 shares issued; 514,916,677 and 514,292,558 shares outstanding, respectively	59	59
Additional paid-in capital	3,630	3,686
Retained earnings	3,280	2,673
Accumulated other comprehensive loss	(111)	(183)
Treasury stock, at cost, 74,778,404 shares and 75,402,523 shares, respectively	(1,838)	(1,873)

TOTAL STOCKHOLDERS’ EQUITY	5,020	4,362

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,394	$11,241

See accompanying Notes to the Condensed Consolidated Financial Statements.

(1)	The Condensed Consolidated Balance Sheet as of March 31, 2009 has been revised to reflect the retrospective adoption of new accounting standards. For further information refer to Note A, “Basis of Presentation,” in the Notes to these Condensed Consolidated Financial Statements.

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except per share amounts)

	For the Three		For the Nine
	Months Ended		Months Ended
	December 31,		December 31,
	2009	2008(1)	2009	2008(1)
REVENUE

Subscription and maintenance revenue	$1,000	$919	$2,919	$2,859
Professional services	74	87	216	274
Software fees and other	54	36	115	103

TOTAL REVENUE	1,128	1,042	3,250	3,236

EXPENSES

Costs of licensing and maintenance	73	70	212	225
Cost of professional services	67	76	193	239
Amortization of capitalized software costs	34	31	102	91
Selling and marketing	316	307	883	915
General and administrative	129	110	359	342
Product development and enhancements	119	115	353	358
Depreciation and amortization of other intangible assets	40	36	118	109
Other (gains) expenses, net	(3)	(14)	11	4
Restructuring and other	2	2	4	6

TOTAL EXPENSES BEFORE INTEREST AND INCOME TAXES	777	733	2,235	2,289

Income before interest and income taxes	351	309	1,015	947
Interest expense, net	23	16	62	40

Income before income taxes	328	293	953	907
Income tax expense	71	85	283	301

NET INCOME	$257	$208	$670	$606

BASIC INCOME PER COMMON SHARE	$0.49	$0.40	$1.28	$1.17

Basic weighted average shares used in computation	515	514	516	513

DILUTED INCOME PER COMMON SHARE	$0.49	$0.39	$1.27	$1.15

Diluted weighted average shares used in computation	535	538	539	537
See accompanying Notes to the Condensed Consolidated Financial Statements.

(1)	The Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2008 have been revised to reflect the retrospective adoption of new accounting standards. For further information refer to Note A, “Basis of Presentation,” in the Notes to these Condensed Consolidated Financial Statements.

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in millions)

	For the Nine Months
	Ended December 31,
	2009	2008 (1)
OPERATING ACTIVITIES:
Net income	$670	$606
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	220	200
Provision for deferred income taxes	52	55
Provision for bad debts	3	10
Share based compensation expense	75	68
Amortization of discount on convertible debt	29	26
Loss (gain) on sale and disposal of assets	3	(2)
Foreign currency transaction (gains) losses, before taxes, net	(3)	62
Changes in other operating assets and liabilities, net of effect of acquisitions:
Decrease in trade and installment accounts receivable, net	13	175
Decrease in deferred revenue (billed or collected)	(266)	(414)
Increase in taxes payable, net	14	7
Decrease in accounts payable, accrued expenses and other	(39)	(77)
Decrease in accrued salaries, wages and commissions	(2)	(61)
Decrease in accrued restructuring charges	(40)	(79)
Changes in other operating assets and liabilities	(5)	(12)

NET CASH PROVIDED BY OPERATING ACTIVITIES	724	564
INVESTING ACTIVITIES:
Acquisitions, primarily goodwill, purchased software, and other intangible assets, net of cash acquired	(203)	(54)
Purchases of property and equipment	(57)	(64)
Capitalized software development costs	(133)	(102)
Other investing activities	(3)	7

NET CASH USED IN INVESTING ACTIVITIES	(396)	(213)
FINANCING ACTIVITIES:
Dividends paid	(63)	(62)
Purchases of common stock	(90)	(4)
Debt repayments	(1,203)	(501)
Debt borrowings	744	—
Debt issuance costs	(6)	—
Proceeds from call spread option	55	—
Exercise of common stock options and other	6	7

NET CASH USED IN FINANCING ACTIVITIES	(557)	(560)
DECREASE IN CASH AND CASH EQUIVALENTS BEFORE EFFECT OF EXCHANGE RATE CHANGES ON CASH	(229)	(209)
Effect of exchange rate changes on cash	141	(217)

DECREASE IN CASH AND CASH EQUIVALENTS	(88)	(426)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,712	2,795

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,624	$2,369

See accompanying Notes to the Condensed Consolidated Financial Statements.

(1)	The Condensed Consolidated Statement of Cash Flows for the nine months ended December 31, 2008 has been revised to reflect the retrospective adoption of new accounting standards. For further information refer to Note A, “Basis of Presentation,” in the Notes to these Condensed Consolidated Financial Statements.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(unaudited)
NOTE A — BASIS OF PRESENTATION
The accompanying unaudited Condensed Consolidated Financial Statements of CA, Inc. (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP), as defined in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 270, for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the Company’s Consolidated Financial Statements and Notes thereto for the fiscal year ended March 31, 2009 included in the Company’s Current Report on Form 8-K dated November 9, 2009 (2009 Annual Financial Statements).
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
Operating results for the three and nine months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2010.
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
December 31, 2009
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
Since the Company implemented its subscription model in October 2000, the Company’s practice with respect to products of newly acquired businesses with established VSOE has been to record revenue initially on the acquired company’s systems, generally under an up-front model. As the newly acquired products are sold as part of our integrated customer solutions or sold with the right to receive unspecified future software products, licenses for such products are recorded under the Company’s subscription model, under which revenue is recognized ratably and recorded as “Subscription and maintenance revenue.” In some instances, when newly developed and recently acquired products are sold on a stand-alone basis and without the right to receive unspecified future software products, the Company sells these products on an up-front model. The software license fees from these contracts are presented as “Software fees and other.” Selling such licenses under an up-front model may result in higher total revenue in a current reporting period than if such licenses were based on the Company’s subscription model and the associated revenue recognized ratably.
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
For further information, refer to the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s 2009 Annual Financial Statements.
Cash Dividends:
In November 2009, the Company’s Board of Directors declared a quarterly cash dividend of $0.04 per share. The dividend totaled approximately $21 million and was paid on November 30, 2009 to stockholders of record at the close of business on November 17, 2009. In July 2009, the Company’s Board of Directors declared a quarterly cash dividend of $0.04 per share. The dividend totaled approximately $21 million and was paid on August 19, 2009 to stockholders of record at the close of business on August 10, 2009. In May 2009, the Company’s Board of Directors declared a quarterly cash dividend of $0.04 per share. The dividend totaled approximately $21 million and was paid on June 16, 2009 to stockholders of record at the close of business on May 31, 2009.
In November 2008, the Company’s Board of Directors declared a quarterly cash dividend of $0.04 per share. The dividend totaled approximately $21 million and was paid on December 16, 2008 to stockholders of record at the close of business on December 2, 2008. In September 2008, the Company’s Board of Directors

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(unaudited)
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
Cash and Cash Equivalents:
The Company’s cash and cash equivalents are held in numerous locations throughout the world, with approximately 52% and 50% held by the Company’s foreign subsidiaries outside the United States as of December 31, 2009 and March 31, 2009, respectively.
Restricted Cash:
The Company’s insurance subsidiary is required to maintain a minimum restricted cash balance of $50 million. In addition, the Company has other restricted cash balances, including cash collateral for letters of credit. The total amount of restricted cash was approximately $56 million as of December 31, 2009 and March 31, 2009 and is included in the “Other noncurrent assets, net” line item in the Condensed Consolidated Balance Sheets. These amounts consist of $50 million in money market funds with the remainder predominantly in cash.
Deferred Revenue (Billed or Collected):
The Company accounts for unearned revenue on billed amounts due from customers on a “gross method” of presentation. Under the gross method, unearned revenue on billed installments (collected or uncollected) is reported as deferred revenue in the liability section of the Condensed Consolidated Balance Sheet. The components of “Deferred revenue (billed or collected) — current” and “Deferred revenue (billed or collected) — noncurrent” as of December 31, 2009 and March 31, 2009 are as follows:

	December 31,	March 31,
	2009	2009
	(in millions)
Current:
Subscription and maintenance	$2,112	$2,272
Professional services	162	150
Financing obligations and other	13	9

Total deferred revenue (billed or collected) — current	2,287	2,431

Noncurrent:
Subscription and maintenance	1,002	987
Professional services	1	10
Financing obligations and other	3	3

Total deferred revenue (billed or collected) - noncurrent	1,006	1,000

Total deferred revenue (billed or collected)	$3,293	$3,431

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
Amounts included in accounts receivable expected to be collected from customers, as disclosed in Note E, “Trade and Installment Accounts Receivable,” have limited exposure to concentration of credit risk due to the

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(unaudited)
diverse customer base and geographic areas covered by operations. Unbilled amounts due under the Company’s prior business model that are expected to be collected from customers include one large IT outsourcer with a license arrangement that extends through fiscal year 2012 with a net unbilled receivable balance of approximately $139 million at December 31, 2009.
Prior to fiscal year 2001, the Company sold individual accounts receivable from certain financial institutions to a third party subject to certain recourse provisions. The outstanding principal balances subject to recourse of these receivables were approximately $20 million and $38 million as of December 31 and March 31, 2009, respectively.
Stock Repurchases:
During the second and third quarters of fiscal year 2010, the Company entered into brokerage arrangements with a third-party financial institution to purchase the Company’s common stock in the open market on the Company’s behalf. The Company acquired approximately 1.8 million and 4.1 million of its common shares for approximately $40 million and $90 million under these arrangements during the third quarter and first nine months of fiscal year 2010, respectively. As of December 31, 2009, the Company remained authorized to purchase an aggregate amount of up to approximately $156 million of additional common shares under its current stock repurchase program.
Debt Transactions:
During the third quarter of fiscal year 2010, the Company paid $500 million to reduce a portion of the amount due on the 2008 Revolving Credit Facility, which expires in August 2012, $176 million to repay the outstanding principal amount of its 4.750% Senior Notes due December 2009, and $520 million to repay its 1.625% Convertible Senior Notes (1.625% Notes) due December 2009, of which $460 million was for the outstanding principal amount of the 1.625% Notes and approximately $60 million was for the in-the-money conversion feature. The $60 million was recorded in “Additional paid-in capital” in the Condensed Consolidated Balance Sheet as of December 31, 2009. These repayments are included in “Net cash used in financing activities” in the Condensed Consolidated Statement of Cash Flows for the nine months ended December 31, 2009.
As of December 31, 2009, approximately $250 million was outstanding under the 2008 Revolving Credit Facility and is included in the “Long-term debt, net of current portion” line item in the Condensed Consolidated Balance Sheet.
During the third quarter of fiscal year 2010, the Company issued approximately $750 million principal amount of 5.375% Senior Notes due 2019 (the 5.375% Senior Notes). The 5.375% Senior Notes were issued in an underwritten offering at a price equal to 99.162% of the principal amount. The net proceeds of the offering were approximately $738 million, after being issued at a discount of $6 million and deducting expenses, underwriting discounts and commissions of $6 million, which will be amortized over the term of the 5.375% Senior Notes. As of December 31, 2009, the principal amount of the 5.375% Senior Notes of $744 million is included in the “Long-term debt, net of current portion” line item in the Condensed Consolidated Balance Sheet. The 5.375% Senior Notes are senior unsecured obligations and will rank equally in right of payment with all of the Company’s other existing and future senior unsecured indebtedness. The 5.375% Senior Notes are effectively subordinated to any future secured indebtedness to the extent of the assets securing that indebtedness and structurally subordinated to any indebtedness of the Company’s subsidiaries.
The Company has the option to redeem the 5.375% Senior Notes at any time, at redemption prices equal to the greater of (i) the principal amount of the 5.375% Senior Notes to be redeemed or (ii) the sum of the present value of the remaining scheduled payments of the 5.375% Senior Notes to be redeemed, discounted to the date of redemption on a semi-annual basis plus 30 basis points. The Company must repurchase the 5.375% Senior Notes in the event of a change in control.
Concurrent with the original issuance of the 1.625% Notes in 2002, the Company entered into call spread repurchase option transactions (1.625% Notes Call Spread) to partially mitigate potential dilution from

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(unaudited)
the conversion of the 1.625% Notes. The 1.625% Notes Call Spread was exercised by the Company in December 2009, resulting in option proceeds of approximately $60 million, which was recorded in “Additional paid-in capital” in the Condensed Consolidated Balance Sheet at December 31, 2009. Approximately $55 million of the cash proceeds from the 1.625% Notes Call Spread were received in the third quarter of fiscal year 2010 and is included in “Net cash used in financing activities” in the Condensed Consolidated Statement of Cash Flows for the nine months ended December 31, 2009. The remaining cash proceeds from the 1.625% Notes Call Spread of approximately $5 million were received during the fourth quarter of fiscal year 2010.
Statement of Cash Flows:
For the nine-month periods ended December 31, 2009 and 2008, interest payments were $60 million and $95 million, respectively, and income taxes paid were $197 million and $180 million, respectively.
Non-cash financing activities for the nine-month periods ended December 31, 2009 and 2008 consisted of treasury shares issued in connection with the following: share-based incentive awards issued under the Company’s equity compensation plans of approximately $63 million (net of approximately $22 million of withholding taxes) and $53 million (net of approximately $24 million of withholding taxes), respectively; the Company’s Employee Stock Purchase Plan of approximately $21 million and $36 million, respectively; and discretionary stock contributions to the CA, Inc. Savings Harvest Plan of approximately $33 million and $19 million, respectively.
Adoption of new accounting standards:
Effective September 15, 2009, the Company adopted the requirements of FASB ASC 105 (previously Statement of Financial Accounting Standards (SFAS) FAS No. 168, “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). FASB ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and establishes the ASC as the source of authoritative GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (SEC), which are sources of authoritative GAAP for SEC registrants. The adoption of the ASC was not intended to change or alter existing GAAP and therefore did not have any impact on the Company’s consolidated financial statements. References to the relevant ASC section and the previously existing GAAP standard have been provided for accounting standards adopted in fiscal year 2010 but prior to the effective date of the ASC.
Effective April 1, 2009, the Company adopted the fair value measurement and disclosure requirements of FASB ASC 820 (previously SFAS No. 157, “Fair Value Measurements”) for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), for which the requirements were adopted on April 1, 2008. The April 1, 2009 adoption did not have an impact on the Condensed Consolidated Financial Statements.
Effective April 1, 2009, the Company adopted the requirements of FASB ASC 260-10-45 (previously FASB Staff Position (FSP) Emerging Issues Task Force (EITF) No. 03-6-1 (FSP EITF 03-6-1), “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”) for unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid). These awards are treated as participating securities and are included in the computation of earnings per share under the two-class method. This adoption required all prior-period earnings per share data to be adjusted retrospectively. The adoption did not have a material impact on the Company’s previously reported earnings per share. See Note C, “Income Per Common Share” for additional information regarding the Company’s earnings per share calculation.
Effective April 1, 2009, the Company adopted the requirements of FASB ASC 470-20 (previously FASB Staff Position (FSP) Accounting Principles Board Opinion (APB) No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement))” for convertible debt instruments that have cash settlement features. These requirements included separation of the liability and equity components of the instruments. The debt is recognized at the present value of its

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(unaudited)
cash flows discounted using the issuer’s nonconvertible debt borrowing rate at the time of issuance with the resulting debt discount being amortized over the expected life of the debt. The equity component is recognized as the difference between the proceeds from the issuance of the convertible debt instrument and the fair value of the liability. The adoption required retrospective application to all periods presented, and did not grandfather existing instruments. Accordingly, the accompanying Condensed Consolidated Balance Sheet as of March 31, 2009 and the Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2008 have been revised.
The Company estimated a borrowing rate of 11% for a similar non-convertible instrument at the time the 1.625% Notes were issued. The fair value at issuance of the liability component of the 1.625% Notes assuming an interest rate of 11% was $251 million, reflecting a discount of $209 million. This discount was amortized to interest expense over a seven-year period ending December 2009, the date on which holders of the 1.625% Notes could first require the Company to repurchase all or a portion of their 1.625% Notes at a price of $20.04 per share.
The Condensed Consolidated Balance Sheet as of March 31, 2009 has been revised to reflect a reduction in current debt of $29 million for the remaining unamortized discount, an increase in additional paid-in capital of $129 million for the equity component (net of deferred taxes of $80 million), a decrease in retained earnings of $111 million for the cumulative expense from amortization of the discount, and a decrease to deferred tax assets of $11 million.
The Condensed Consolidated Statement of Operations for the three months ended December 31, 2008 has been revised to reflect an increase in interest expense of approximately $8 million, a decrease in income tax expense of approximately $3 million, a decrease in net income of approximately $5 million and a decrease in basic earnings per share of $0.01. The Condensed Consolidated Statement of Operations for the nine months ended December 31, 2008 has been revised to reflect an increase in interest expense of approximately $26 million, a decrease in income tax expense of approximately $10 million, a decrease in net income of approximately $16 million and a decrease in basic earnings per share of approximately $0.04. Diluted earnings per common share for the three and nine months ended December 31, 2008 was not affected. The recognition of interest expense at 11% decreased the Company’s reported net income for fiscal year 2009 by approximately $23 million as compared with the stated interest rate of 1.625%.
Including the effect of the new accounting pronouncement, total interest expense associated with the 1.625% Notes was approximately $10 million and $34 million for the three and nine months ended December 31, 2009, respectively, and approximately $9 million and $31 million for the three and nine months ended December 31, 2008, respectively.
Effective April 1, 2009, the Company adopted the disclosure requirements of FASB ASC 820-10-50 (previously FSP Financial Accounting Standards (FAS) 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments”). These disclosures have been provided in Note G, “Derivatives and Fair Value Measurements.”
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
For purposes of this interim financial information, January 29, 2010 is the date through which subsequent events have been evaluated and represents the date the financial statements were issued.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(unaudited)
NOTE B — COMPREHENSIVE INCOME
Comprehensive income includes net income, unrealized gains on cash flow hedges and foreign currency translation adjustments. The components of comprehensive income for the three and nine months ended December 31, 2009 and 2008 are as follows:

	Three Months		Nine Months
	Ended December 31,		Ended December 31,
	2009	2008(1)	2009	2008(1)
	(in millions)
Net income	$257	$208	$670	$606
Net unrealized gain (loss) on cash flow hedges, net of tax	1	(5)	2	(5)
Foreign currency translation adjustments	(3)	(21)	70	(68)

Total comprehensive income	$255	$182	$742	$533

(1)	Net income for the three and nine months ended December 31, 2008 has been revised to reflect the retrospective adoption of new accounting standards. For further information refer to Note A, “Basis of Presentation,” in the Notes to these Condensed Consolidated Financial Statements.
NOTE C — INCOME PER COMMON SHARE
Effective April 1, 2009, the Company adopted the requirements of FASB ASC 260-10-45 (previously FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”) for unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid). These awards are treated as participating securities and are included in the computation of earnings per share under the two-class method. This adoption required all prior-period earnings per share data to be adjusted retrospectively. The implementation of this accounting standard and the adoption of FASB ASC 470-20 (previously FSP APB 14-1) resulted in a reduction of $0.01 and $0.04 in basic earnings per common share as reported in the Condensed Consolidated Statement of Operations for the three and nine months ended December 31, 2008, respectively. Diluted earnings per common share for the three and nine months ended December 31, 2008 was decreased by $0.01 for both periods.
Under the two-class method, net earnings are allocated to common stock and participating securities. Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares as of the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards and convertible notes. The following table reconciles earnings per common share under the new methodology for the three and nine months ended December 31, 2009 and 2008.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(unaudited)

	Three		Nine
	Months Ended		Months Ended
	December 31,		December 31,
	2009	2008(1)	2009	2008(1)
	(in millions, except per share amounts)
Basic earnings per common share:
Net income	$257	$208	$670	$606
Less: Net income allocable to participating securities	(3)	(2)	(7)	(7)

Net income allocable to common shares	$254	$206	$663	$599

Weighted-average common shares outstanding	515	514	516	513
Basic earnings per common share	$0.49	$0.40	$1.28	$1.17

Diluted earnings per common share:
Net income	$257	$208	$670	$606
Add: Interest expense associated with Convertible Senior Notes, net of tax	7	6	22	19
Less: Net income allocable to participating securities	(3)	(2)	(7)	(7)

Net income allocable to common shares	$261	$212	$685	$618

Weighted-average shares outstanding and common share equivalents
Weighted-average common shares outstanding	515	514	516	513
Weighted-average shares outstanding upon conversion of Convertible Senior Notes	18	23	21	23
Weighted-average effect of share-based payment awards	2	1	2	1

Denominator in calculation of diluted income per share	535	538	539	537

Diluted income per share	$0.49	$0.39	$1.27	$1.15

(1)	Net income for the three and nine months ended December 31, 2008 has been revised to reflect the retrospective adoption of new accounting standards. For further information refer to Note A, “Basis of Presentation.”
For the three months ended December 31, 2009 and 2008, approximately 8 million and 15 million of restricted stock awards and options to purchase common stock, respectively, were excluded from the calculation, as their effect on earnings per share was anti-dilutive during the respective periods. For the nine months ended December 31, 2009 and 2008, approximately 12 million and 14 million of restricted stock awards and options to purchase common stock, respectively, were excluded from the calculation, as their effect on earnings per share was anti-dilutive during the respective periods.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(unaudited)
NOTE D — ACCOUNTING FOR SHARE-BASED COMPENSATION
The Company recognized share-based compensation in the following line items on the Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months				Nine Months
	Ended December 31,				Ended December 31,
	2009		2008		2009	2008
	(in millions)
Costs of licensing and maintenance	$—	(1)	$—	(1)	$2	$2
Cost of professional services	1		1		2	3
Selling and marketing	8		7		25	21
General and administrative	7		7		29	23
Product development and enhancements	6		5		17	19

Share-based compensation expense before tax	22		20		75	68
Income tax benefit	8		6		26	22

Net share-based compensation expense	$14		$14		$49	$46

(1)	Less than $1 million.
There were no capitalized share-based compensation costs at December 31, 2009 or 2008.
The following table summarizes information about unrecognized share-based compensation costs as of December 31, 2009:

			Weighted
	Unrecognized		Average Period
	Compensation		Expected to be
	Costs		Recognized
	(in millions)		(in years)
Restricted stock units	$10		2.2
Restricted stock awards	63		2.0
Performance share units	48		2.6
Stock option awards	—	(1)	0.5

Total unrecognized share-based compensation costs	$121		2.3

(1)	Unrecognized compensation costs amounted to less than $0.1 million.
The value of performance share unit (PSU) awards are marked to the closing price of the Company’s common stock on the last trading day of the quarter until the PSUs are granted. Compensation costs for the PSUs are amortized over the requisite service periods based on the expected level of achievement of the performance targets. At the conclusion of the performance periods for the PSUs, the applicable number of shares of restricted stock awards (RSAs), restricted stock units (RSUs) or unrestricted shares granted may vary based upon the level of achievement of the performance targets and the approval of the Company’s Compensation and Human Resources Committee (which has discretion to reduce any award for any reason).
For the three months ended December 31, 2009 and 2008 and the nine months ended December 31, 2008, the Company did not issue stock options. For the nine months ended December 31, 2009, the Company issued options covering 0.1 million shares of its common stock. The weighted average fair value and assumptions used for options granted in the nine months ended December 31, 2009 were: fair value, $6.81; dividend yield, 0.77%; expected volatility factor, 0.33; risk-free interest rate, 2.3%; and expected term, 6 years.
The table below summarizes all of the RSUs and RSAs, including grants provided pursuant to the long-term incentive plans discussed above, granted during the three and nine months ended December 31, 2009 and 2008:

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(unaudited)

	Three Months				Nine Months
	Ended December 31,				Ended December 31,
	2009		2008		2009	2008
	(shares in millions)
RSUs
Shares	—	(1)	—		0.6	0.3
Weighted Avg. Grant Date Fair Value (2)	$22.58		N/A		$17.52	$24.36

RSAs
Shares	0.1		—	(1)	4.3	3.8
Weighted Avg. Grant Date Fair Value (3)	$21.82		$16.34		$18.43	$25.28

(1)	Shares granted amounted to less than 0.1 million.

(2)	The fair value is based on the quoted market value of the Company’s common stock on the grant date reduced by the present value of dividends expected to be paid on the Company’s common stock prior to vesting of the RSUs which is calculated using a risk free interest rate.

(3)	The fair value is based on the quoted market value of the Company’s common stock on the grant date.
NOTE E — TRADE AND INSTALLMENT ACCOUNTS RECEIVABLE
The Company uses installment license agreements as a standard business practice and has a history of successfully collecting substantially all amounts due under the original payment terms without making concessions on payments, software products, maintenance, or professional services. Trade and installment accounts receivable, net represent amounts due from the Company’s customers. These accounts receivable balances are presented net of allowances for doubtful accounts and unamortized discounts. Unamortized discounts reflect imputed interest for the time value of money for license agreements signed prior to October 2000 (prior business model). These balances include revenue recognized in advance of customer billings but do not include unbilled contractual commitments executed under license agreements implemented since October 2000. The components of Trade and installment accounts receivable, net are as follows:

	December 31,	March 31,
	2009	2009
	(in millions)
Current:
Accounts receivable — billed	$773	$658
Accounts receivable — unbilled	72	71
Other receivables	19	34
Unbilled amounts due within the next 12 months — prior business model	96	108
Less: Allowance for doubtful accounts	(24)	(25)
Less: Unamortized discounts	(4)	(7)

Trade and installment accounts receivable, net	$932	$839

Noncurrent:
Unbilled amounts due beyond the next 12 months — prior business model	$47	$132
Less: Unamortized discounts	(1)	(4)

Installment accounts receivable, due after one year, net	$46	$128

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(unaudited)
NOTE F — GOODWILL, CAPITALIZED SOFTWARE AND OTHER INTANGIBLE ASSETS
The gross carrying amounts and accumulated amortization for capitalized software and other intangible assets at December 31, 2009 were approximately $6,612 million and $5,826 million, respectively. These amounts include fully amortized intangible assets of approximately $5,121 million, which is composed of purchased software of approximately $4,589 million, internally developed software of approximately $412 million and other identified intangible assets subject to amortization of approximately $120 million. The remaining gross carrying amounts and accumulated amortization for capitalized software and other intangible assets that are not fully amortized are as follows:

	As of December 31, 2009
	Gross
	Amortizable	Accumulated	Net
	Assets	Amortization	Assets
	(in millions)
Capitalized software:
Purchased	$317	$167	$150
Internally developed	577	175	402
Other identified intangible assets subject to amortization	583	363	220
Other identified intangible assets not subject to amortization	14	—	14

Total	$1,491	$705	$786

Internally developed capitalized software costs and other identified intangible asset costs are included in “Other noncurrent assets, net” in the Condensed Consolidated Balance Sheets.
Based on the capitalized software and other intangible assets recorded through December 31, 2009, the annual amortization expense over the next five fiscal years is expected to be as follows:

	Year Ended March 31,
	2010	2011	2012	2013	2014
	(in millions)
Capitalized software:
Purchased	$53	$47	$35	$27	$19
Internally developed	84	101	93	79	60
Other identified intangible assets subject to amortization	57	61	39	32	28

Total	$194	$209	$167	$138	$107

The carrying value of goodwill was approximately $5,513 million and $5,364 million as of December 31, 2009 and March 31, 2009, respectively. During the nine months ended December 31, 2009, goodwill increased by approximately $149 million, primarily due to the acquisition of NetQoS, Inc. in November 2009. See Note K, “Acquisitions” for additional information regarding the Company’s acquisition of NetQoS, Inc.
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
During the first nine months of fiscal years 2010 and 2009, the Company did not designate its foreign exchange derivatives as hedges. Accordingly, all foreign exchange derivatives are recognized in the Condensed Consolidated Balance Sheets at fair value and unrealized and realized changes in fair value

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(unaudited)
from these contracts are recorded as “Other (gains) expenses, net” in the Condensed Consolidated Statements of Operations.
During the third quarter of fiscal year 2010, the Company entered into two $100 million interest rate swap transactions to hedge a total of $200 million of its 6.125% Senior Notes due December 2014 through December 1, 2014. Under the terms of the swaps, the Company will pay quarterly interest at a rate of 2.915% and 2.779% on the first and second swap, respectively, plus the three-month LIBOR rate and will receive interest payments at 5.625%. The LIBOR based rate is set quarterly three months prior to the date of the interest payment. The Company designated these swaps as fair value hedges and is accounting for them in accordance with the shortcut method of FASB ASC 815 (previously SFAS No. 133). The change in the fair value of the interest rate swaps from inception to December 31, 2009 was approximately $2 million and is reflected in “Accrued expenses and other current liabilities” in the Condensed Consolidated Balance Sheet. The carrying value of the debt was adjusted by an equal and offsetting amount.
During fiscal year 2009, the Company entered into interest rate swaps with a total notional value of $250 million to hedge a portion of its variable interest rate payments. These derivatives are designated as cash flow hedges. The effective portion of these cash flow hedges are recorded as “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets and reclassified into “Interest expense, net,” in the Condensed Consolidated Statements of Operations in the same period during which the hedged transaction affects earnings. Any ineffective portions of the cash flow hedges are recorded immediately to “Interest expense, net.” No ineffectiveness existed at December 31, 2009 or at March 31, 2009.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(unaudited)
The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2009 and March 31, 2009:

	Fair Value Measurement at Reporting Date Using
	(in millions)
			Significant
	Estimated Fair	Quoted Prices in	Other
	Value at	Active Markets for	Observable
	December 31,	Identical Assets	Inputs
Description	2009	(Level 1)(1)	(Level 2)(2)

Assets:

Money market funds	$1,907	$1,907	$—

Foreign exchange derivatives not designated as hedges	1	—	1

Total Assets	$1,908	$1,907	$1

Liabilities:

Foreign exchange derivatives not designated as hedge	$1	$—	$1

Interest rate derivative designated as fair value hedge	2	—	2

Interest rate derivatives designated as cash flow hedge	5	—	5

Total Liabilities	$8	$—	$8

(1)	Level 1 is defined as quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities.

(2)	Level 2 is defined as quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(unaudited)

	Fair Value Measurement at Reporting Date Using
	(in millions)
			Significant
		Quoted Prices in	Other
	Estimated Fair	Active Markets for	Observable
	Value at	Identical Assets	Inputs
Description	March 31, 2009	(Level 1)	(Level 2)
Assets:

Money market funds	$1,617	$1,617	$—

Government securities	405	405	—

Total Assets	$2,022	$2,022	$—

Liabilities:

Interest rate derivatives designated as cash flow hedges	$7	$—	$7

Total Liabilities	$7	$—	$7

At December 31 and March 31, 2009, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).
At December 31 and March 31, 2009, the Company had approximately $1,857 million and $1,567 million, respectively, of investments in money market funds classified as “Cash and cash equivalents” in the Condensed Consolidated Balance Sheets. The Company also had approximately $405 million in treasury bills, classified as “Cash and cash equivalents” at March 31, 2009. The Company did not hold treasury bills at December 31, 2009. The Company had $50 million of money market funds in restricted cash amounts classified as “Other noncurrent assets, net” in the Condensed Consolidated Balance Sheets at December 31 and March 31, 2009.
At December 31, 2009, approximately $1 million of foreign exchange derivatives were included in “Accrued expenses and other current liabilities” in the Condensed Consolidated Balance Sheet. At December 31, 2009, approximately $1 million of foreign exchange derivatives were included in “Other current assets” in the Condensed Consolidated Balance Sheet. At March 31, 2009, the Company had no foreign exchange derivative contracts outstanding. At December 31 and March 31, 2009, approximately $7 million of the Company’s interest rate derivatives are included in “Accrued expenses and other current liabilities” for each respective period.
Accumulated other comprehensive loss includes approximately $5 million at December 31, 2009 related to the Company’s interest rate derivatives. The amount of loss reclassified from accumulated other comprehensive income into “Interest expense, net” was approximately $2 million and $5 million for the three and nine months ended December 31, 2009, respectively. In the next 12 months, approximately $5 million is expected to be reclassified from “Accumulated other comprehensive loss” to “Interest expense, net.”

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(unaudited)
A summary of the effect of the interest rate and foreign exchange derivatives on the Condensed Consolidated Statement of Operations is as follows:

	Derivative Loss (Gain) Recognized in Earnings
	(in millions)
Location in Statement of Operations	Three Months Ended	Three Months Ended
of Derivative Loss (Gain)	December 31, 2009	December 31, 2008

Interest expenses, net (1)	$2	$—

Other (gains) expenses, net (2)	$—	$(31)

(1)	Interest rate derivatives designated as cash flow hedges.

(2)	Foreign exchange derivatives not designated as hedges.

	Derivative Loss (Gain) Recognized in Earnings
	(in millions)
Location in Statement of Operations of	Nine Months Ended	Nine Months Ended
Derivative Loss (Gain)	December 31, 2009	December 31, 2008

Interest expenses, net (1)	$5	$—

Other (gains) expenses, net (2)	$25	$(64)

(1)	Interest rate derivatives designated as cash flow hedges.

(2)	Foreign exchange derivatives not designated as hedges.
The following table presents the carrying amounts and estimated fair values of the Company’s instruments that are not measured at fair value on a recurring basis:

	At December 31, 2009
	(in millions)
	Carrying Value	Estimated Fair Value

Assets:
Noncurrent portion of installment accounts receivable (1)	$46	$46

Liabilities:

Long- term debt (2)	$1,545	$1,595

Facilities abandonment reserve (3)	$69	$77

(1)	Estimated fair value of the noncurrent portion of installment accounts receivable approximates carrying value due to the relatively short term to maturity.

(2)	Estimated fair value of long- term debt is based on quoted prices for similar liabilities for which significant inputs are observable except for certain long- term lease obligations, for which fair value approximates carrying value.

(3)	Estimated fair value for the facilities abandonment reserve was determined using the Company’s current incremental borrowing rate. The facilities abandonment reserve includes approximately $24 million in “Accrued expenses and other current liabilities” and approximately $45 million in “Other noncurrent liabilities” line items in the Condensed Consolidated Balance Sheet.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(unaudited)
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
The workforce reduction included approximately 3,100 individuals under the Fiscal 2007 plan. Most of these actions have been completed; however, final payment of the severance amounts is dependent upon settlement with the works councils in certain international locations. The Company has also recognized substantially all of the facilities abandonment costs associated with the Fiscal 2007 plan.
For the nine months ended December 31, 2009, restructuring activity under the Fiscal 2007 plan was as follows:

		Facilities
	Severance	Abandonment
	(in millions)
Accrued balance as of March 31, 2009	$45	$71
Payments	(29)	(14)
Accretion and other adjustments	—	5

Accrued balance as of December 31, 2009	$16	$62

The “Accretion and other adjustments” line item includes accretion of the Company’s lease obligations related to facilities abandonment, as well as changes in the assumptions related to future sublease income. These costs are included in the “General and administrative” expense line in the Condensed Consolidated Statement of Operations.
The liability balance for the severance portion of the remaining reserve is included in the “Accrued salaries, wages and commissions” line in the Condensed Consolidated Balance Sheets. The liability for the facilities abandonment portion of the remaining reserve is included in the “Accrued expenses and other current liabilities” and “Other noncurrent liabilities” line items in the Condensed Consolidated Balance Sheets.
NOTE I — INCOME TAXES
Income tax expense for the three and nine months ended December 31, 2009 was $71 million and $283 million, respectively, compared with the three and nine months ended December 31, 2008 of $85 million and $301 million, respectively.
For the three and nine months ended December 31, 2009, the Company’s income tax provision included net benefits of approximately $23 million and $30 million, respectively, resulting from reconciliations of tax returns to tax provisions, the resolution of uncertain tax positions relating to non-U.S. jurisdictions, and refinements of estimates ascribed to tax positions taken in prior periods relating to the Company’s international tax profile.
For the three and nine months ended December 31, 2008, the Company’s income tax provision included a net benefit of approximately $12 million, primarily arising from the resolution of uncertain tax provisions and the reinstatement of the U.S. Research and Development Tax Credit. For the nine months ended December 31, 2008, the Company’s income tax provision included a benefit from the settlement of a U.S. federal income tax audit for the fiscal years 2001 through 2004, which resulted in a decrease in the liability for uncertain tax positions of $55 million. As a result of this settlement, during the first quarter of fiscal year 2009, the Company recognized a tax benefit of $11 million and a reduction of goodwill by $10 million, with the remainder offset against existing tax refund claims and deferred tax assets previously recorded.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(unaudited)
NOTE J — COMMITMENTS AND CONTINGENCIES
Certain legal proceedings in which the Company is involved are discussed in Note 8, “Commitments and Contingencies,” in the Notes to the Consolidated Financial Statements included in the Company’s 2009 Annual Financial Statements. The following discussion should be read in conjunction with the 2009 Annual Financial Statements.
Stockholder Derivative Litigation — Background
In June and July 2004, three purported derivative actions were filed in the Federal Court by Ranger Governance, Ltd. (Ranger), Bert Vladimir and Irving Rosenzweig against certain current or former employees and/or directors of the Company. In November 2004, the Federal Court issued an order consolidating the three actions into Computer Associates International, Inc., Derivative Litigation, No. 04 Civ. 2697 (E.D.N.Y.) (the Derivative Action). The derivative plaintiffs filed a consolidated amended complaint (the Consolidated Complaint) on January 7, 2005. The Consolidated Complaint names as defendants Messrs. Wang, Kumar, Zar, McWade, Schwartz, de Vogel, Grasso, Pieper, Artzt, D’Amato, and Ranieri, Stephen Richards, Steven Woghin, David Kaplan, David Rivard, Lloyd Silverstein, Michael A. McElroy, Gary Fernandes, Robert E. La Blanc, Jay W. Lorsch, Kenneth Cron, Walter P. Schuetze, KPMG LLP, and Ernst & Young LLP. The Company is named as a nominal defendant. The Consolidated Complaint seeks from one or more of the defendants (1) contribution towards the consideration the Company had previously agreed to provide then current and former stockholders in settlement of certain class action litigation commenced against the Company and certain officers and directors in 1998 and 2002, (2) compensatory and consequential damages in an amount not less than $500 million in connection with the investigations giving rise to the Deferred Prosecution Agreement (DPA) entered into between the Company and the United States Attorney’s Office (USAO) in 2004 and a consent to enter into a final judgment (Consent Judgment) in a parallel proceeding brought by the SEC regarding certain of the Company’s past accounting practices, including its revenue recognition policies and procedures during certain periods prior to the adoption of the Company’s new business model in October 2000. (In May 2007, based upon the Company’s compliance with the terms of the DPA, the Federal Court ordered dismissal of the charges that had been filed against the Company in connection with the DPA, and the DPA expired. The injunctive provisions of the Consent Judgment permanently enjoining the Company from violating certain provisions of the federal securities laws remain in effect.), (3) unspecified relief for violations of Section 14(a) of the Exchange Act for alleged false and material misstatements made in the Company’s proxy statements issued in 2002 and 2003, (4) relief for alleged breach of fiduciary duty, (5) unspecified compensatory, consequential and punitive damages based upon allegations of corporate waste and fraud, (6) unspecified damages for breach of duty of reasonable care, (7) restitution and rescission of the compensation earned under the Company’s executive compensation plan and (8) pursuant to Section 304 of the Sarbanes-Oxley Act, reimbursement of bonus or other incentive-based equity compensation and alleged profits realized from sales of securities issued by the Company. Although no relief is sought from the Company, the Consolidated Complaint seeks monetary damages, both compensatory and consequential, from the other defendants, including current or former employees and/or directors of the Company, Ernst & Young LLP and KPMG LLP in an amount totaling not less than $500 million.
On February 1, 2005, the Company established a Special Litigation Committee of independent members of its Board of Directors to, among other things, control and determine the Company’s response to the Derivative Action. On April 13, 2007, the Special Litigation Committee issued its reports, which announced the Special Litigation Committee’s conclusions, determinations, recommendations and actions with respect to the claims asserted in the Derivative Action. The Special Litigation Committee also served a motion which seeks to dismiss and realign the claims and parties in accordance with the Special Litigation Committee’s recommendations. As summarized below, the Special Litigation Committee concluded as follows:
• The Special Litigation Committee has concluded that it would be in the best interests of the Company to pursue certain of the claims against Messrs. Wang and Schwartz.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
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
• The Special Litigation Committee has reached a settlement (subject to court approval) with Messrs. Kumar, McWade and Artzt.
• The Special Litigation Committee believes that the claims against current and former Company directors Messrs. Cron, D’Amato, de Vogel, Fernandes, Grasso, La Blanc, Lorsch, Pieper, Ranieri, Schuetze, et. al. should be dismissed. The Special Litigation Committee has concluded that these directors did not breach their fiduciary duties and the claims against them lack merit.
• The Special Litigation Committee has concluded that it would be in the best interests of the Company to seek dismissal of the claims against Ernst & Young LLP, KPMG LLP and Mr. McElroy.
By letter dated July 19, 2007, counsel for the Special Litigation Committee advised the Federal Court that the Special Litigation Committee had reached a settlement of the Derivative Action with two of the three derivative plaintiffs — Bert Vladimir and Irving Rosenzweig. In connection with the settlement, both of these plaintiffs have agreed to support the Special Litigation Committee’s motion to dismiss and to realign. The Company has agreed to pay the attorney’s fees of Messrs. Vladimir and Rosenzweig in an amount up to $525,000 each. If finalized, this settlement would require approval of the Federal Court. On July 23, 2007, Ranger filed a letter with the Federal Court objecting to the proposed settlement. On October 29, 2007, the Federal Court denied the Special Litigation Committee’s motion to dismiss and realign, without prejudice to renewing following a decision by the United States Court of Appeals for the Second Circuit on an appeal brought by Ranger in other derivative litigation.
On December 14, 2009, the Company and the Special Litigation Committee renewed the motion to dismiss and realign. That motion is pending.
Texas Litigation
On August 9, 2004, a petition was filed by Sam Wyly and Ranger against the Company in the District Court of Dallas County, Texas, seeking to obtain a declaratory judgment that plaintiffs did not breach two separation agreements they entered into with the Company in 2002 (the 2002 Agreements). On February 18, 2005, Mr. Wyly filed a separate lawsuit in the United States District Court for the Northern District of Texas alleging that he is entitled to attorneys’ fees in connection with the original litigation filed in the District Court of Dallas County, Texas. The two actions have been consolidated and transferred to the Federal Court. On March 31, 2005, the plaintiffs amended their complaint to allege a claim that they were defrauded into entering the 2002 Agreements and to seek rescission of those agreements and damages. On September 29, 2009, the Federal Court entered an order granting the Company’s motion for summary judgment, and dismissing the action in its entirety. That order was appealed to the Second Circuit on October 28, 2009.
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
December 31, 2009
(unaudited)
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
In December 2008, a lawsuit captioned Information Protection and Authentication of Texas LLC v. Symantec Corp., et al. was filed in the United States District Court for the Eastern District of Texas. The complaint seeks monetary damages in an undisclosed amount against 22 separate defendants including the Company based upon claims for direct and contributory infringement of two separate patents. The complaint does not disclose which of the Company’s products allegedly infringe the claimed patents. In discovery, plaintiff has asserted that three of the Company’s security products containing firewall technology are at issue in this suit. In March 2009, the Company both answered the complaint and filed a cross-complaint seeking a declaratory judgment that the Company does not infringe the claimed patents and that such patents are invalid. Although the ultimate outcome cannot be determined, the Company believes that the claims are unfounded and that the Company has meritorious defenses. In the opinion of management, the resolution of this lawsuit is not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.
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
NOTE K — ACQUISITIONS
On November 19, 2009, the Company completed the acquisition of 100% of the voting equity interests of NetQoS, Inc. (NetQoS). NetQoS is a provider of network performance management and service delivery solutions. NetQoS solutions will extend the Company’s capabilities in the areas of Application Performance Management and Network and System Management.
The total purchase price of the acquisition was approximately $200 million. The acquisition of NetQoS has been accounted for as a purchase and, accordingly, its results of operations have been included in the Consolidated Financial Statements since the date of its acquisition. Inclusion of NetQoS activities on a pro-forma basis as of the beginning of the current or prior year would not have a material impact on the Company’s reported revenues or net earnings.
The total purchase price was allocated to the net tangible and intangible assets and liabilities based upon their estimated fair values as of November 19, 2009. The Company is utilizing a valuation specialist to assist in the valuation of the acquired intangible assets. The allocation of purchase price to acquired identifiable assets, including intangible assets, is preliminary because the Company has not completed its analysis of the final fair value report of the specialist and historical tax records of NetQoS. The excess purchase price over the estimated value of the net tangible and identifiable intangible assets was recorded as goodwill. The preliminary allocation of a significant portion of the purchase price to goodwill was

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(unaudited)
predominantly due to the relatively short useful lives of the acquired technology assets, whereby a substantial amount of the purchase price was based on anticipated cash flows occurring beyond the estimated useful lives of the acquired identifiable intangible assets. None of the goodwill is expected to be deductible for tax purposes. Transaction costs for the acquisition were immaterial.
The following represents the preliminary allocation of the purchase price and estimated useful lives to the acquired net assets of NetQoS:

		Estimated
(in millions)	Amount	Useful Life

Finite-lived intangible assets(1)	$33	5 to 6 years
Purchased software	35	5 years
Goodwill	146	Indefinite
Deferred tax liabilities	(16)	—
Other assets net of other liabilities assumed	2	—

Purchase Price	$200

(1)	Includes customer relationships and tradenames.

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
OVERVIEW
CA, Inc. is the world’s leading independent information technology (IT) management software company. We help organizations manage IT to become more efficient and more productive, which can help them better compete, innovate and grow. We develop and deliver software that makes it easier for organizations to manage IT throughout complex computing environments. With our expertise, organizations can more effectively govern, manage and secure the services IT delivers to their businesses to reduce costs and risks, improve service and ensure IT is integrated with their businesses.
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
For further discussion of our business and business model, see our Form 8-K for the fiscal year ended March 31, 2009 (2009 Annual Financial Statements). For further discussion of our Critical Accounting Policies and Business Practices, see “Critical Accounting Policies and Business Practices.”

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
QUARTERLY UPDATE
•	During the third quarter, the Company reduced the amount of debt outstanding and increased its duration, enhancing its capital structure and financial flexibility. Total debt decreased from $1,908 million as of March 31, 2009 to $1,545 million as of December 31, 2009 and the weighted average maturity of the debt increased from 3.2 years as of March 31, 2009 to 7.1 years as of December 31, 2009. The Company issued $750 million in 10-year 5.375% Senior Notes in November and utilized the proceeds of the $750 million Senior Notes to pay down $500 million of the $750 million drawn on the Company’s $1 billion Credit Facility.

•	In November 2009, Richard Sulpizio was elected to the Company’s Board of Directors. Mr. Sulpizio also has been named to both the Board’s Compensation and Human Resources Committee and Corporate Governance Committee.

•	In November 2009, the Company announced that its Board unanimously adopted a Stockholder Protection Rights Plan to replace the Company’s existing Rights Plan, which expired on November 30, 2009.

•	In November 2009, the Company completed its $200 million acquisition of NetQoS, Inc., a leading provider of network performance management and service delivery management solutions.

•	Effective January 28, 2010, the Company’s Board of Directors elected William E. McCracken as the Executive Chairman of the Board and Chief Executive Officer of the Company. Mr. McCracken has been a director of the Company since 2005. He was non-executive Chairman of the Board from June 2007 to September 2009 and had been interim Executive Chairman of the Board since September 2009.

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
PERFORMANCE INDICATORS
Management uses several quantitative performance indicators to assess our financial results and condition. Following is a summary of the principal quantitative performance indicators that management uses to review performance:

	Three Months
	Ended December 31,			Percent
	2009	2008	Change	Change
		(dollars in millions)
Total revenue	$1,128	$1,042	$86	8%
Subscription and maintenance revenue	$1,000	$919	$81	9%
Net income (1)	$257	$208	$49	24%
Cash provided by operating activities	$342	$292	$50	17%
Total bookings	$1,371	$1,248	$123	10%
Subscription and maintenance bookings	$1,206	$1,113	$93	8%
Weighted average subscription and maintenance license agreement duration in years	3.23	3.10	0.13	4%
Annualized subscription and maintenance bookings	$373	$359	$14	4%

	Nine Months
	Ended December 31,			Percent
	2009	2008	Change	Change
		(dollars in millions)
Total revenue	$3,250	$3,236	$14	—%
Subscription and maintenance revenue	$2,919	$2,859	$60	2%
Net income (1)	$670	$606	$64	11%
Cash provided by operating activities	$724	$564	$160	28%
Total bookings	$3,516	$3,780	$(264)	(7)%
Subscription and maintenance bookings	$3,150	$3,424	$(274)	(8)%
Weighted average subscription and maintenance license agreement duration in years	3.58	3.60	(0.02)	(1)%
Annualized subscription and maintenance bookings	$880	$951	$(71)	(7)%

			Change
			From		Change
	Dec. 31,	March 31,	Fiscal	Dec. 31,	From Prior
	2009	2009	Year End	2008	Year Quarter
	(in millions)
Cash and cash equivalents	$2,624	$2,712	$(88)	$2,369	$255
Total debt (1)	$1,545	$1,908	$(363)	$2,077	$(532)

Total expected future cash collections from committed contracts(2)	$5,601	$4,914	$687	$4,937	$664
Total revenue backlog(2)	$7,916	$7,378	$538	$7,031	$885

(1)	Adjusted for the adoption of FASB ASC 470-20. Refer to Note A “Basis of Presentation” for additional information.

(2)	Refer to the discussion in the “Liquidity and Capital Resources” section of this MD&A for additional information on expected future cash collections from committed contracts, billings backlog and revenue backlog.
Analyses of our performance indicators, including general trends, can be found in the “Results of Operations” and “Liquidity and Capital Resources” sections of this MD&A.

Subscription and Maintenance Revenue — Subscription and maintenance revenue is the amount of revenue recognized ratably during the reporting period from both: (i) subscription license agreements that were in effect during the period, generally including maintenance that is bundled with and not separately identifiable from software usage fees or product sales, and (ii) maintenance agreements associated with providing customer technical support and access to software fixes and upgrades that are separately identifiable from software usage fees or product sales. These amounts include the sale of products directly by us, as well as by distributors, resellers and value-added resellers to end-users, where the contracts incorporate the right for end-users to receive unspecified future software products and other contracts entered into in close proximity or contemplation of such agreements. Subscription license agreements can also include sales of products that are sold on a perpetual basis within close proximity to or in contemplation of subscription agreements that cannot be accounted for separately because we have not established VSOE for all of the products included in the arrangement.
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

RESULTS OF OPERATIONS
The following table presents changes in the line items on our Condensed Consolidated Statement of Operations for the three and nine months ended December 31, 2009 and 2008 measured by Dollar Change, Percentage of Dollar Change, and Percentage of Total Revenue. Past financial results are not necessarily indicative of future results.

	Three Months Ended December 31,
				Percentage
			Dollar	of	Percentage of
			Change	Dollar	Total
			2009/	Change	Revenue
	2009	2008	2008	2009/2008	2009	2008
		(dollars in millions)
Revenue
Subscription and maintenance revenue	$1,000	$919	$81	9%	89%	88%
Professional services	74	87	(13)	(15)	7	8
Software fees and other	54	36	18	50	4	4

Total revenue	$1,128	$1,042	$86	8%	100%	100%

Expenses
Costs of licensing and maintenance	$73	$70	$3	4%	6%	7%
Cost of professional services	67	76	(9)	(12)	6	7
Amortization of capitalized software costs	34	31	3	10	3	3
Selling and marketing	316	307	9	3	28	29
General and administrative	129	110	19	17	11	11
Product development and enhancements	119	115	4	3	11	11
Depreciation and amortization of other intangible assets	40	36	4	11	4	3
Other (gains) expenses, net	(3)	(14)	11	79	—	(1)
Restructuring and other	2	2	—	—	—	—

Total expenses before interest and income taxes	777	733	44	6	69	70

Income before interest and income taxes	351	309	42	14	31	30
Interest expense, net	23	16	7	44	2	2

Income before income taxes	328	293	35	12	29	28
Income tax expense	71	85	(14)	(16)	6	8

Net income	$257	$208	$49	24%	23%	20%
Note — Amounts may not add to their respective totals due to rounding.

	Nine Months Ended December 31,
				Percentage
			Dollar	of	Percentage of
			Change	Dollar	Total
			2009/	Change	Revenue
	2009	2008	2008	2009/2008	2009	2008
		(dollars in millions)
Revenue
Subscription and maintenance revenue	$2,919	$2,859	$60	2%	90%	88%
Professional services	216	274	(58)	(21)	7	9
Software fees and other	115	103	12	12	3	3

Total revenue	$3,250	$3,236	$14	—%	100%	100%

Expenses
Costs of licensing and maintenance	$212	$225	$(13)	(6)%	7%	7%
Cost of professional services	193	239	(46)	(19)	6	7
Amortization of capitalized software costs	102	91	11	12	3	3
Selling and marketing	883	915	(32)	(3)	27	28
General and administrative	359	342	17	5	11	11
Product development and enhancements	353	358	(5)	(1)	11	11
Depreciation and amortization of other intangible assets	118	109	9	8	4	3
Other (gains) expenses, net	11	4	7	175	—	—
Restructuring and other	4	6	(2)	(33)	—	—

Total expenses before interest and income taxes	2,235	2,289	(54)	(2)	69	71

Income before interest and income taxes	1,015	947	68	7	31	29
Interest expense, net	62	40	22	55	2	1

Income before income taxes	953	907	46	5	29	28
Income tax expense	283	301	(18)	(6)	9	9

Net income	$670	$606	$64	11%	21%	19%
Note — Amounts may not add to their respective totals due to rounding.
Bookings
Total Bookings
For the third quarter of fiscal 2010 and 2009, total bookings were $1,371 million and $1,248 million, respectively. For the first nine months of fiscal 2010 and 2009, total bookings were $3,516 million and $3,780 million, respectively. For the third quarter of fiscal 2010, bookings were greater than the prior year period primarily due to a 5% increase from the favorable effects of foreign exchange and an increase in international bookings, primarily in the Europe, Middle East and Africa region. Bookings for the first nine months of fiscal 2010 were less than the prior year period primarily due to several large contract extensions signed in the second quarter of fiscal 2009 that had terms of approximately five years, two of which added approximately $550 million to subscription and maintenance bookings.
Subscription and Maintenance Bookings
For the third quarter of fiscal 2010 and 2009, we added subscription and maintenance bookings of $1,206 million and $1,113 million, respectively. The increase in subscription and maintenance bookings for the third quarter of fiscal 2010 as compared with the prior year period was primarily attributable to an increase due to a 5% increase from the favorable effects of foreign exchange and an increase in international bookings, primarily in the Europe, Middle East and Africa region. The duration of the weighted average subscription and maintenance bookings increased from 3.10 years in the third quarter of fiscal 2009 to 3.23 years in the third quarter of fiscal 2010. During the third quarter of fiscal 2010, we renewed a total of 16 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $514 million. This is compared with the prior fiscal year’s third quarter, when we renewed 18 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $471 million.
For the first nine months of fiscal 2010 and 2009, we added subscription and maintenance bookings of $3,150 million and $3,424 million, respectively. The decrease in subscription and maintenance bookings for the first nine months of fiscal 2010 as compared with the prior year period was primarily due to the aforementioned large contract renewals that were signed in the second quarter of fiscal 2009.
Revenue
Total Revenue
The increase in total revenue for the third quarter of fiscal 2010 as compared with the prior year period was due to a favorable foreign exchange effect of $48 million and an increase in the annual value of customer contracts. The increase in total revenue for the first nine months of fiscal 2010 as compared with the prior year period was primarily due to a higher annual value of customer subscription and maintenance contracts, partially offset by an unfavorable foreign exchange effect of $69 million and a decrease in professional services revenue. Approximately $10 million in revenue was recorded from the sale of products of NetQoS, which was acquired during the third quarter of fiscal 2010.
Price changes do not have a material impact on revenue in a given period as a result of our ratable subscription model.
Subscription and Maintenance Revenue
The increase in subscription and maintenance revenue for the third quarter of fiscal 2010 as compared with the prior year period was due to a $42 million positive effect from foreign exchange and an increase of $39 million for other factors, mostly due to a higher annual value of existing customer contracts.
The increase in subscription and maintenance revenue for the first nine months of fiscal 2010 as compared with the prior year period was due to an increase in the annual value of existing customer contracts partially offset by a $62 million negative effect from foreign exchange.
Professional Services
Professional services revenue decreased in the third quarter and first nine months of fiscal 2010 as compared with the same periods in fiscal 2009 primarily due to our customers’ reduced discretionary spending due to the difficult economic environment. Professional services revenue was affected favorably by foreign exchange of $4 million during the third quarter of fiscal 2010 and unfavorably by foreign exchange of $8 million for the first nine months of fiscal year 2010.
Software Fees and Other
Software fees and other revenue primarily consists of revenue that is recognized on an up-front basis. This includes revenue generated through transactions with distribution and original equipment manufacturer channel partners (sometimes referred to as our “indirect” or “channel” revenue) and certain revenue associated with new or acquired products sold on an up-front basis. Also included is financing fee revenue, which results from the amortization of discounts on up-front amounts received from contracts that allowed for extended payment terms signed prior to October 2000. Software fees and other revenue increased in the third quarter and the first nine months of fiscal 2010 as compared with the same period in fiscal 2009 primarily due to increases in revenue associated with new and acquired products sold on an up-front basis of $22 million and $27 million, respectively.

Total Revenue by Geography
The following table presents revenue earned from the United States and international geographic regions and corresponding percentage changes for the third quarter and first nine months of fiscal 2010 and 2009, respectively. These comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended December 31,
					Dollar	Percentage
	2009	%	2008	%	Change	Change
	(dollars in millions)
United States	$613	54%	$571	55%	$42	7%
International	515	46%	471	45%	44	9%

	$1,128	100%	$1,042	100%	$86	8%

	Nine Months Ended December 31,
					Dollar	Percentage
	2009	%	2008	%	Change	Change
	(dollars in millions)
United States	$1,785	55%	$1,697	52%	$88	5%
International	1,465	45%	1,539	48%	(74)	(5)%

	$3,250	100%	$3,236	100%	$14	—%

Revenue in the United States increased by 7% and 5% for the third quarter and first nine months of fiscal 2010, respectively, as compared with the prior periods of fiscal 2009. For the third quarter of fiscal 2010, international revenue increased by approximately 9% as compared with the prior year period due to a $48 million favorable foreign exchange impact. For the first nine months of fiscal year 2010, international revenue decreased by approximately 5% as compared with the prior period due to the unfavorable impact from foreign exchange of $69 million.
Expenses
Costs of Licensing and Maintenance
Costs of licensing and maintenance include technical support, royalties and other manufacturing and distribution costs. Costs of licensing and maintenance for the third quarter of fiscal 2010 increased as compared with the third quarter of fiscal year 2009 primarily due to a $3 million unfavorable foreign exchange variance.
The decrease in costs of licensing and maintenance for the first nine months of fiscal 2010 as compared with the first nine months of fiscal 2009 was primarily due to a $5 million favorable foreign exchange variance and a $5 million decrease in royalty fees.
Cost of Professional Services
Cost of professional services consists primarily of our personnel-related costs associated with providing professional services and training to customers. For the third quarter of fiscal 2010, the cost of professional services decreased as compared with the prior year period primarily due to a $14 million decrease in consulting and personnel costs, mostly related to reduced professional services revenues, and partially offset by a $4 million unfavorable foreign exchange variance. Professional services gross margin for the third quarter of fiscal 2010 was 9% as compared with 13% for the third quarter of fiscal 2009 mostly due to the decrease in revenue.
For the first nine months of fiscal 2010, cost of professional services decreased as compared with the prior year period primarily due to a $39 million decrease in consulting and personnel costs, mostly related to reduced revenues, and an $8 million favorable foreign exchange variance. Professional services gross margin for the first nine months of fiscal 2010 was 11% as compared with 13% for the first nine months of fiscal 2009 mostly due to the decrease in revenue.

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
The increases in amortization of capitalized software costs for the third quarter and first nine months of fiscal 2010 as compared with the prior year periods were primarily due to the increase in activities relating to projects that were capitalized during prior periods.
Selling and Marketing
Selling and marketing expenses include costs relating to our sales force, channel partners, corporate and business marketing and customer training programs. The increase in selling and marketing expenses for the third quarter of fiscal 2010 as compared with the third quarter of fiscal 2009 was primarily due to increases in commissions and an increase in the number of direct sales force personnel, partially offset by a decrease in promotion expenses attributable to the timing of CA World, our flagship customer and partner trade show. CA World occurred in the third quarter of fiscal 2009 and is scheduled to occur again during the first quarter of fiscal 2011. For third quarter of fiscal 2010, there was an unfavorable foreign exchange effect of $14 million.
The decline in selling and marketing expenses for the first nine months of fiscal 2010 as compared with the first nine months of fiscal 2009 was primarily due to a favorable foreign exchange effect of $15 million and reduced promotion expenses which were attributable to the timing of CA World.
General and Administrative
General and administrative expenses include the costs of corporate and support functions, including our executive leadership and administration groups, finance, legal, human resources, corporate communications and other costs such as provisions for doubtful accounts. The increase in general and administrative costs for the third quarter of fiscal 2010 as compared with the third quarter of fiscal 2009 was primarily due to a $7 million decrease resulting from a reduction in estimated bonus payments in fiscal 2009. In addition, consulting costs increased $6 million in the third quarter of fiscal 2010 due to strategic initiatives.
For the first nine months of fiscal 2010, general and administrative costs increased as compared with the prior year period primarily due to the recognition of severance and other related expenses of $10 million for amounts owed to our former Chief Executive Officer pursuant to his employment agreement and other items relating to the transition to his successor. We also incurred a $9 million increase in consulting costs attributable to strategic initiatives.
We anticipate incremental expenses in the fourth quarter of fiscal 2010 of approximately $20 to $25 million related to a reduction in real estate holdings and other costs. We believe we have the potential to reduce costs through broader adoption of alternative work strategies and work from home programs.
Product Development and Enhancements
For the third quarter of fiscal 2010 and fiscal 2009, product development and enhancements expenses represented approximately 11% of total revenue in each period. For the third quarter of fiscal 2010, product development and enhancements increased primarily as a result of increased investments in existing products and recent acquisitions. Excluding a favorable foreign exchange effect of $8 million, product development and enhancements expenses for the first nine months of fiscal 2010 increased from the first nine months of fiscal 2009 primarily due to increased personnel costs, an increase in our investment in product development and enhancements for emerging technologies, and a broadening of our enterprise product offerings. These increases were partially offset by an increase in resources dedicated to internally developed software for strategic investments in our security, mainframe and infrastructure management products, which are capitalized.
Depreciation and Amortization of Other Intangible Assets
The increases in depreciation and amortization of other intangible assets for the third quarter and first nine months of fiscal 2010 as compared with the prior year periods were primarily due to the number of fixed assets placed into service during the current fiscal year.

Other (Gains) Expenses, Net
Other (gains) expenses, net includes gains and losses attributable to divested assets, foreign currency exchange rate fluctuations, and certain other items. For the first nine months of fiscal 2010, other (gains) expenses, net included $6 million in connection with litigation claims.
Restructuring and Other
For the first nine months of fiscal 2010, we recorded less than $1 million of restructuring charges for severance and other termination benefits and facility abandonment principally related to the Fiscal 2007 plan. Substantially all of the costs associated with the Fiscal 2007 plan have been incurred. The Fiscal 2007 plan’s objectives include a workforce reduction, global facilities consolidations and other cost reduction initiatives. Final payment of these amounts is dependent upon settlement with the works councils in certain international locations and our ability to negotiate lease terminations. For further information on the Fiscal 2007 plan refer to Note H, “Restructuring,” in the Notes to the Condensed Consolidated Financial Statements.
Interest Expense, Net
The increase in interest expense, net, for the third quarter and first nine months of fiscal 2010 as compared with the prior year periods, was primarily due to a decline in short-term interest rates which reduced interest income earned on cash balances.
Income Taxes
Income tax expense for the third quarter and the first nine months of fiscal 2010 was $71 million and $283 million, respectively, compared with the third quarter and the first nine months of fiscal 2009 of $85 million and $301 million, respectively. The effective tax rates for the third quarter and the first nine months of fiscal 2010 were 22% and 30%, respectively, compared with the third quarter and the first nine months of fiscal 2009 of 29% and 33%, respectively.
During the third quarter and the first nine months of fiscal 2010, our income tax provision included net benefits of approximately $23 million and $30 million, respectively, resulting from reconciliations of tax returns to tax provisions, the resolution of uncertain tax positions relating to non-U.S. jurisdictions, and refinements of estimates ascribed to tax positions taken in prior periods relating to our international tax profile. We continuously evaluate our international tax profile by reviewing the jurisdictions and manner in which we conduct our business. As a result, in future periods, including the fourth quarter of fiscal 2010, we may take actions that improve our long term tax profile but result in discrete incremental tax costs. The amount of these costs will vary depending on the actions management ultimately decides to take and may increase our fiscal 2010 annual tax rate to between 35% and 36%.
During the third quarter of fiscal 2009, our income tax provision included a net benefit of approximately $12 million, primarily arising from the resolution of uncertain tax provisions and the reinstatement of the U. S. Research and Development Tax Credit. During the first quarter of fiscal 2009, we settled a U.S. federal income tax audit for fiscal 2001 through 2004 which resulted in a decrease in the liability for uncertain tax positions of $55 million. As a result of this settlement, during the first quarter of fiscal 2009, we recognized a tax benefit of $11 million and a reduction of goodwill by $10 million, with the remainder offset against existing tax refund claims and deferred tax assets previously recorded.
Liquidity and Capital Resources
Our cash balances, including cash equivalents, are held in numerous locations throughout the world, with 52% residing outside the United States at December 31, 2009. Cash and cash equivalents totaled $2,624 million as of December 31, 2009, representing a decrease of $88 million from the March 31, 2009 balance of $2,712 million. Cash and cash equivalents increased by $141 million during the first nine months of fiscal

2010 due to the favorable translation effect that foreign currency exchange rates had on cash held outside the United States in currencies other than the U.S. dollar.
Sources and Uses of Cash
Cash generated by operating activities, which represents our primary source of liquidity, increased $160 million in the first nine months of fiscal 2010 to $724 million from $564 million in the first nine months of fiscal 2009. For the first nine months of fiscal 2010, accounts receivable decreased by $13 million, compared with a decline in the comparable prior year period of $175 million and deferred revenue (billed or collected) decreased by $266 million, compared with a decline in the comparable prior year period of $414 million. For the first nine months of fiscal 2010, accounts payable, accrued expenses and other liabilities decreased $39 million compared with a decrease in the prior year period of $77 million.
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
For the third quarter of fiscal 2010, gross receipts related to single installments for the entire contract value, or a substantial portion of the contract value, were $74 million, compared with $89 million in the third quarter of fiscal 2009. For the first nine months of fiscal 2010, gross receipts related to single installments for the entire contract value, or a substantial portion of the contract value, were $302 million compared with $282 million in the first nine months of fiscal 2009.
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
Our estimate of the fair value of net installment accounts receivable recorded under the prior business model approximates carrying value. Amounts due from customers under our subscription business model are offset by deferred revenue related to these license agreements, leaving no or minimal net carrying value on the balance sheet for such amounts. The fair value of such amounts may exceed or be less than this carrying value but cannot be practically assessed since there is no existing market for a pool of customer receivables with contractual commitments similar to those owned by us. The actual fair value may not be known until these amounts are sold, securitized or collected. Although these customer license agreements commit the customer to payment under a fixed schedule, to the extent amounts are not yet due and payable by the customer, the agreements are considered executory in nature due to our ongoing commitment to provide maintenance and unspecified future software products as part of the agreement terms. For further information on our installment accounts receivable refer to Note E, “Trade and Installment Accounts Receivable” in the Notes to the Condensed Consolidated Financial Statements.
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

	Dec. 31,	March 31,	Dec. 31,
	2009	2009	2008
(in millions)
Billings Backlog:
Amounts to be billed — current	$1,984	$1,719	$1,752
Amounts to be billed — non-current	2,639	2,228	2,177

Total billings backlog	$4,623	$3,947	$3,929

Revenue Backlog:
Revenue to be recognized within the next 12 months — current	$3,466	$3,295	$3,203
Revenue to be recognized beyond the next 12 months — non-current	4,450	4,083	3,828

Total revenue backlog	$7,916	$7,378	$7,031

Deferred revenue (billed or collected)	$3,293	$3,431	$3,102
Unearned revenue yet to be billed	4,623	3,947	3,929

Total revenue backlog	$7,916	$7,378	$7,031

     Note: Revenue Backlog includes deferred subscription and maintenance and professional services revenue.
We can also estimate the total cash to be collected in the future from committed contracts, referred to as our “Expected future cash collections” by adding the total billings backlog to the current and non-current Trade and installment accounts receivable from our Condensed Consolidated Balance Sheet.

	Dec. 31,	March 31,	Dec. 31,
	2009	2009	2008
(in millions)
Expected future cash collections:
Total billings backlog	$4,623	$3,947	$3,929
Trade and installment accounts receivable — current, net	932	839	879
Installment accounts receivable — non- current, net	46	128	129

Total expected future cash collections	$5,601	$4,914	$4,937

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
Cash Generated by Operating Activities

	Three Months
	Ended December 31,		Change
	2009	2008	2009/ 2008
	(in millions)
Cash collections from billings(1)	$1,093	$1,015	$78
Vendor disbursements and payroll(1)	(697)	(698)	1
Income tax (payments) receipts, net	(21)	(43)	22
Other receipts (disbursements), net(2)	(33)	18	(51)

Cash generated by operating activities	$342	$292	$50

(1)	Amounts include value added taxes and sales taxes.

(2)	Amounts include interest, restructuring and miscellaneous receipts and disbursements.

	Nine Months
	Ended December 31,		Change
	2009	2008	2009/ 2008
	(in millions)
Cash collections from billings(1)	$3,203	$3,208	$(5)
Vendor disbursements and payroll(1)	(2,196)	(2,395)	199
Income tax (payments) receipts, net	(197)	(180)	(17)
Other receipts (disbursements), net(2)	(86)	(69)	(17)

Cash generated by operating activities	$724	$564	$160

(1)	Amounts include value added taxes and sales taxes.

(2)	Amounts include interest, restructuring and miscellaneous receipts and disbursements.
Third Quarter Comparison — Fiscal Year 2010 versus Fiscal Year 2009
Operating Activities:
Cash generated by operating activities for the third quarter of fiscal 2010 was $342 million, representing an increase of $50 million compared with the third quarter of fiscal 2009. The increase was driven primarily by higher collections of $78 million partially offset by a $51 million increase in other disbursements.
Investing Activities:
Cash used in investing activities for the third quarter of fiscal 2010 was $260 million compared with $85 million for the third quarter of fiscal 2009. The increase in cash used in investing activities was primarily due to the increase in acquisition related costs of $165 million and capitalized software development costs of $13 million.
Financing Activities:
Cash used in financing activities for the third quarter of fiscal 2010 was $468 million compared with $170 million in the third quarter of fiscal 2009. The increase in cash used in financing activities was primarily due to an increase in purchases of our common stock of $41 million, an increase in debt repayments of $1,053 million, partially offset against debt borrowings of $738 million (net of debt issuance costs of $6 million) and proceeds of $55 million from the exercise of the call spread option that was associated with the retirement of our 1.625% Convertible Senior Notes due December 2009.

First Nine Months Comparison — Fiscal Year 2010 versus Fiscal Year 2009
Operating Activities:
Cash generated by operating activities for the first nine months of fiscal 2010 was $724 million, representing an increase of $160 million compared with the prior year period. The increase was driven primarily by lower vendor disbursements and payroll of $199 million partially offset by an increase in tax payments of $17 million.
Investing Activities:
Cash used in investing activities for the first nine months of fiscal 2010 was $396 million compared with $213 million for the comparable prior year period. The increase in cash used in investing activities was primarily due to the increase in acquisition related costs of $149 million and an increase in capitalized software development costs of $31 million.
Financing Activities:
Cash used in financing activities for the first nine months of fiscal 2010 was $557 million compared with $560 million in the comparable prior year period. The primary changes in cash used in financing activities were an increase in debt repayments of $702 million and an increase in repurchases of our common stock of $86 million, offset against debt borrowings, net of debt issuance costs of $738 million and proceeds of $55 million received from the exercise of a call spread option associated with our 1.625% Convertible Senior Notes due December 2009. During the first nine months of fiscal 2009, we paid off the remaining $350 million principal amount of our 6.50% Senior Notes that was due and we also repurchased $148 million principal amount of our 4.750% Senior Notes due 2009 at a price of $143 million in cash during the first nine months of fiscal 2009. Refer to “Debt arrangements” section below for additional information about our debt balances at December 31, 2009.
Debt Arrangements
As of December 31, 2009 and March 31, 2009, our debt arrangements consisted of the following:

	December 31, 2009		March 31, 2009
	Maximum	Outstanding	Maximum	Outstanding
	Available	Balance	Available	Balance
	(in millions)
Debt Arrangements:
2008 Revolving Credit Facility (expires August 2012)	$1,000	$250	$1,000	$750
1.625% Convertible Senior Notes due December 2009, net of debt amortization amount of $29 million at March 31, 2009	—	—	—	431
4.750% Senior Notes due December 2009	—	—	—	176
6.125% Senior Notes due December 2014(1)	—	498	—	500
5.375% Senior Notes due November 2019	—	750	—	—
International line of credit	25	—	25	—
Capital lease obligations and other, net(2)	—	47	—	51

Total		$1,545		$1,908

(1)	Includes fair value adjustment of interest rate swaps of $2 million at December 31, 2009.

(2)	Includes unamortized debt discounts of $7 million and $1 million, respectively.
Our debt arrangements at December 31, 2009 remain unchanged from March 31, 2009, except as follows:
During the third quarter of fiscal year 2010, we repaid $500 million of the 2008 Revolving Credit Facility, which expires in August 2012, $176 million to repay the 4.750% Senior Notes due December 2009, and $520 million to repay the 1.625% Convertible Senior Notes (1.625% Notes), of which $460 million was for the outstanding principal of the debt and approximately $60 million was for the in-the-money conversion feature. The $60 million was recorded in “Additional paid-in capital” in the Condensed Consolidated Balance Sheet. These repayments are included in “Net cash used in financing activities” in the Condensed Consolidated Statement of Cash Flows for the nine months ended December 31, 2009.

As of December 31, 2009, approximately $250 million was outstanding under the 2008 Revolving Credit Facility and is included in the “Long-term debt, net of current portion” line item in the Condensed Consolidated Balance Sheet.
During the third quarter of fiscal year 2010, we issued approximately $750 million principal amount of 5.375% Senior Notes due 2019 (the 5.375% Senior Notes). The 5.375% Senior Notes were issued in an underwritten offering at a price equal to 99.162% of the principal amount. The net proceeds of the offering were approximately $738 million, after being issued at a discount of $6 million and deducting expenses, underwriting discounts and commissions of $6 million, which will be amortized over the term of the 5.375% Senior Notes. As of December 31, 2009, the principal amount of the 5.375% Senior Notes of $744 million, net of unamortized debt discount of $6 million, is included in the “Long-term debt, net of current portion” line item in the Condensed Consolidated Balance Sheet. The 5.375% Senior Notes are senior unsecured obligations and will rank equally in right of payment with all of our other existing and future senior unsecured indebtedness. The 5.375% Senior Notes are effectively subordinated to any future secured indebtedness to the extent of the assets securing that indebtedness and structurally subordinated to any indebtedness of our subsidiaries.
We have the option to redeem the 5.375% Senior Notes at any time, at redemption prices equal to the greater of (i) the principal amount of the 5.375% Senior Notes to be redeemed or (ii) the sum of the present value of the remaining scheduled payments of the 5.375% Senior Notes to be redeemed, discounted to the date of redemption on a semi-annual basis plus 30 basis points. We must repurchase the 5.375% Senior Notes in the event of a change in control.
Concurrent with the original issuance of the 1.625% Notes in 2002, we entered into call spread repurchase option transactions (1.625% Notes Call Spread) to partially mitigate potential dilution from the conversion of the 1.625% Notes. The 1.625% Notes Call Spread was exercised by us in December 2009, resulting in option proceeds of approximately $60 million, which was recorded in “Additional paid-in capital” in the Condensed Consolidated Balance Sheet at December 31, 2009. Approximately $55 million of the cash proceeds from the 1.625% Notes Call Spread were received in third quarter of fiscal 2010 and is included in “Net cash used in financing activities” in the Condensed Consolidated Statement of Cash Flows for the nine months ended December 31, 2009. The remaining cash proceeds from the 1.625% Notes Call Spread of approximately $5 million were received during the fourth quarter of fiscal 2010.
During the third quarter of fiscal year 2010, we entered into two $100 million interest rate swap transactions to swap a total of $200 million of our 6.125% Senior Notes due December 2014 into floating interest rate debt through December 1, 2014. Under the terms of the swaps, we will pay quarterly interest at a rate of 2.915% and 2.779% on the first and second swap, respectively, plus the three-month LIBOR rate, and will receive interest payments at 5.625%. The LIBOR based rate is set quarterly three months prior to the date of the interest payment. We designated these swaps as fair value hedges and are accounting for them in accordance with the shortcut method of FASB ASC 815 (previously SFAS No. 133). The change in the fair value of the interest rate swaps from inception to December 31, 2009 was approximately $2 million and is reflected in “Accrued expenses and other current liabilities” in the Condensed Consolidated Balance Sheet. The carrying value of the debt on the Condensed Consolidated Balance Sheet was adjusted by an equal and offsetting amount.
Other Matters
As of December 31, 2009, our senior unsecured notes were rated Baa3, BBB, and BBB by Moody’s Investors Service (Moody’s), Standard and Poor’s (S&P) and Fitch Ratings (Fitch), respectively. In June 2009, Moody’s upgraded our rating to Baa3. In April 2009, Fitch upgraded our rating to BBB.
The outlook on these unsecured notes is stable by all three agencies. As of January 29, 2010, our ratings and outlooks remained unchanged. Peak borrowings under all debt facilities during the third quarter of fiscal 2010 totaled $2,665 million, with a weighted average interest rate of 5.656%.

During the first nine months of fiscal 2010, we entered into brokerage arrangements with a third-party financial institution to purchase our common stock in the open market on our behalf. We acquired 4.1 million shares of our common stock for $90 million under this arrangement during the first nine months of fiscal 2010. As of December 31, 2009, we remained authorized to purchase an aggregate amount of up to $156 million of additional common shares under the current stock repurchase program.
We expect that existing cash and cash equivalents, the availability of borrowings under existing and renewable credit lines, and cash expected to be provided from operations will be sufficient to meet ongoing cash requirements. We expect our long-standing history of providing extended payment terms to our customers to continue.
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
Effect of Exchange Rate Changes
There was a $141 million favorable impact to our cash balances in the first nine months of fiscal 2010 predominantly due to the weakening of the U.S. dollar against the euro, the Australian dollar, the British pound, the Canadian dollar, the Israeli shekel and the Brazilian real of 8%, 29%, 13%, 20%, 11% and 33%, respectively. This is compared with a $217 million unfavorable impact to our cash balances in the first nine months of fiscal 2009 predominantly due to the strengthening of the U.S. dollar against the Australian dollar, the Brazilian real, the British pound and the euro of 22%, 24%, 27% and 12%, respectively.

CRITICAL ACCOUNTING POLICIES AND BUSINESS PRACTICES
The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. Our estimates form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in our 2009 Annual Financial Statements under Management’s Discussion and Analysis of Financial Condition and Results of Operations. We believe that at December 31, 2009, there has been no material change to this information, except as follows:
Employee Stock Purchase Plan
We discontinued the Year 2000 Employee Stock Purchase Plan effective with the close of the purchase period on June 30, 2009.
New Accounting Pronouncements
In September 2009, the Financial Accounting Standards Board (FASB) ratified Accounting Standards Codification (ASC) Accounting Standards Update (ASU) 2009-13 (previously Emerging Issues Task Force (EITF) Issue No. 08-1, Revenue Arrangements with Multiple Deliverables). ASU 2009-13 superseded EITF No.00-21, “Revenue Arrangements with Multiple Deliverables,” and addresses criteria for separating the consideration in certain multiple-element arrangements. ASU 2009-13 will require companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption will be permitted. The adoption of ASU 2009-13 will not have a material impact on our consolidated results of operations or financial condition.
In September 2009, the FASB ratified ASC ASU 2009-14 (previously EITF No. 09-3, Certain Revenue Arrangements That Include Software Elements). ASU 2009-14 modifies the scope of software revenue recognition to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. ASU 2009-14 has an effective date that is consistent with ASU 2009-13. The adoption of ASU 2009-14 will not have a material impact on our consolidated results of operations or financial condition.
Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to a variety of risks, including foreign currency exchange rate fluctuations and changes in the market value of our investments. In the normal course of business, we employ established policies and procedures to manage these risks including the use of derivative instruments. There have been no material changes in our foreign exchange risk management strategy or our portfolio management strategy subsequent to March 31, 2009; therefore, other aspects of the risk profile of our market risk sensitive instruments remain substantially unchanged from the description in our 2009 Annual Financial Statements.

Item 4: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of the end of the period covered by this quarterly report.
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
As previously disclosed in Item 9A of its Annual Report on Form 10-K for the fiscal year ended March 31, 2009 (2009 Form 10-K), the Company began the migration of certain financial and sales processing systems to an enterprise resource planning (ERP) system in fiscal 2007 as part of its on-going project to implement ERP at the Company’s facilities worldwide. In the second quarter of fiscal year 2010, the Company expanded its ERP migration into its Europe, Middle East and Africa region. The changes in the Company’s internal control over financial reporting associated with this ERP implementation were ongoing during the third quarter of fiscal year 2010. The Company will continue to monitor and test these systems as part of management’s annual evaluation of internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Refer to Note J, “Commitments and Contingencies,” in the Notes to the Condensed Consolidated Financial Statements for information regarding certain legal proceedings, the contents of which are herein incorporated by reference.
Item 1A. RISK FACTORS
Current and potential stockholders should consider carefully the risk factors described in more detail in our 2009 Annual Financial Statements for the fiscal year ended March 31, 2009. We believe that as of December 31, 2009, there has been no material change to this information. Any of these factors, or others, many of which are beyond our control, could negatively affect our revenue, profitability and cash flow.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth, for the months indicated, our purchases of common stock in the third quarter of fiscal year 2010:
ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate
			Total Number	Dollar Value of
			of Shares	Shares that
			Purchased as	May Yet Be
	Total Number	Average	Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans
Period	Purchased	per Share	or Programs	or Programs
	(dollars in thousands, except average price paid per share)
October 1, 2009 - October 31, 2009	900,000	$22.18	900,000	$175,701
November 1, 2009 - November 30, 2009	900,000	$21.85	900,000	$156,015
December 1, 2009 - December 31, 2009	16,402	$22.45	16,402	$155,646

Total	1,816,402		1,816,402

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
During the second quarter of fiscal year 2010, the Company entered into a brokerage arrangement with a third-party financial institution to purchase the Company’s common stock in the open market on the Company’s behalf. The Company acquired approximately 2.3 million shares of its common stock for approximately $50 million under this arrangement during the second quarter of fiscal 2010.
During the third quarter of fiscal year 2010, the Company continued to purchase common shares under the brokerage arrangement entered into during the second quarter of fiscal year 2010. The Company acquired approximately 1.8 million shares of its common stock for approximately $40 million under this arrangement during the third quarter of fiscal 2010. During the third quarter of fiscal year 2010, the Company entered into another brokerage arrangement with a third-party financial institution to purchase the Company’s common stock in the open market on the Company’s behalf.
As of December 31, 2009, the Company remained authorized to purchase an aggregate amount of up to $156 million of additional common shares under the current stock repurchase program.

Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
Item 5. OTHER INFORMATION
None.

Item 6. EXHIBITS

Regulation S-K
Exhibit Number
3.1	Amended and Restated Certificate of Incorporation.	Previously filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K dated March 6, 2006, and incorporated herein by reference.

3.2	By-Laws of the Company, as amended.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 23, 2007, and incorporated herein by reference.

4.1	Stockholder Protection Rights Agreement, dated as of November 5, 2009, between the Company and Mellon Investor Services LLC, as Rights Agent, including as Exhibit A the forms of Rights Certificate and of Election to Exercise and as Exhibit B the form of Certificate of Designation and Terms of the Participating Preferred Stock of the Company.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 5, 2009, and incorporated herein by reference.

4.2	First supplemental indenture with respect to the Company’s 1 5/8% Convertible Senior Notes, dated as of November 19, 2009 to the Indenture dated as of December 11, 2002 (the “2002 Indenture”), between the Company and U.S. Bank National Association, as Trustee.	Previously filed as Exhibit 4.8 to the Company’s Current Report on Form 8-K dated November 19, 2009, and incorporated herein by reference.

4.3	Officers’ Certificate dated November 13, 2009 establishing the terms of the Company’s 5.375% Senior Notes due 2019 (the “Notes”) pursuant to the 2002 Indenture (including the form of the Notes).	Previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 13, 2009, and incorporated herein by reference.

10.1*	Summary description of financial planning benefit available to certain executives.	Filed herewith.

10.2*	Amendment No. 2 to the CA, Inc. 2003 Compensation Plan for Non-Employee Directors.	Filed herewith.

10.3*	Form of Restricted Stock Unit Award Agreement for certain named executive officers.	Filed herewith.

12.1	Statement of Ratio of Earnings to Fixed Charges.	Filed herewith.

15	Accountants’ acknowledgment letter.	Filed herewith.

31.1	Certification of the Principal Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

Regulation S-K
Exhibit Number
32	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101	The following financial statements from CA, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, formatted in XBRL (eXtensible Business Reporting Language):	Furnished herewith.

(i) Unaudited Condensed Consolidated Balance Sheets —December 31, 2009 and March 31, 2009.

(ii) Unaudited Condensed Consolidated Statements of Operations —Three and Nine Months Ended December 31, 2009 and 2008.

(iii) Unaudited Condensed Consolidated Statements of Cash Flows —Nine Months Ended December 31, 2009 and 2008.

(iv) Notes to unaudited Condensed Consolidated Financial Statements — December 31, 2009 tagged as blocks of text.

*	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CA, INC.
By:	/s/ Nancy E. Cooper
Nancy E. Cooper
Executive Vice President and Chief Financial Officer (principal financial officer and authorized signatory)
Dated: January 29, 2010