Form 10-K
period 2010-03-31
CA, INC.
filed 2010-05-14
CIK 356028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
✓	Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For The Fiscal Year Ended March 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes   ✓  No

The aggregate market value of the common stock held by non-affiliates of the registrant as of September 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $8.6 billion based on the closing price of $21.99 on the NASDAQ Stock Market LLC on that date.

The number of shares of each of the registrant’s classes of common stock outstanding at May 7, 2010 was 513,864,140 shares of common stock, par value $0.10 per share.

Documents Incorporated by Reference:
Part III: Portions of the Proxy Statement to be issued in conjunction with the registrant’s 2010 Annual Meeting of Stockholders.

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

The product and services names mentioned in this Form 10-K are used for identification purposes only and may be protected by trademarks, trade names, services marks and/or other intellectual property rights of the Company and/or other parties in the United States and/or other jurisdictions. The absence of a specific attribution in connection with any such mark does not constitute a waiver of any such right. ITIL® is a registered trademark of the Office of Government Commerce in the United Kingdom and other countries. All other trademarks, trade names, service marks and logos referenced herein, belong to their respective companies.

References in this Form 10-K to fiscal 2010, fiscal 2009, fiscal 2008 and fiscal 2007, etc. are to our fiscal years ended on March 31, 2010, 2009, 2008 and 2007, etc., respectively.

Part I

ITEM 1. BUSINESS.

(a)	General Development of Business
Overview
CA, Inc. is the leading independent enterprise information technology (IT) software and service company with expertise across IT environments — from mainframe and physical to virtual and cloud. We develop and deliver software and services that help organizations manage and secure their IT infrastructures and deliver more flexible IT services. This allows companies to more effectively and efficiently respond to business needs.

We address most of the components of the computing environment, including people, information, processes, systems, networks, applications and databases, regardless of the hardware or software customers are using. We have a broad portfolio of software products that address our customers’ needs, with a specific focus on: service management and assurance; project and portfolio management; and security (identity and access management). We deliver our products on-premise or, for certain products, via Software-as-a-Service (SaaS).

Fiscal 2010 Business Developments and Highlights
The following are some significant developments and highlights relating to our business since the beginning of fiscal 2010:

•	In March 2010, we acquired Nimsoft AS, a leading provider of IT performance and availability monitoring solutions for emerging enterprises and managed service providers, both of which are playing leading roles in the growth of cloud computing. The acquisition is expected to extend our leadership across the service management and assurance market, while expanding our reach to a new set of customers beyond our existing base, which historically has been composed of large enterprises.

•	In March 2010, we acquired 3Tera, Inc., a pioneer in cloud deployment, to expand our portfolio of solutions to simplify and automate the provisioning of applications into the cloud environment.

•	In January 2010, we acquired Oblicore, Inc., a leading provider of Service Level Management software for enterprises and service providers. The acquisition of Oblicore extends our capabilities in cloud vendor management and assurance of cloud service quality.

•	In November 2009, we acquired NetQoS, Inc., a leading provider of network performance management and service delivery solutions.

•	In November 2009, we adopted a new Stockholder Protection Rights Plan to replace our existing Rights Plan, which expired on November 30, 2009.

•	In October 2009, we released 12 new and updated products to help enterprises and service providers realize greater cost savings, efficiency and flexibility from virtualized computing environments with IT management, governance, automation and security capabilities. Included in this release was our first solution to provide real-time visibility into application performance across mainframe and distributed environments.

•	In July 2009, we introduced a unified solution to improve the management of next-generation virtualized data centers and private clouds that helps customers more easily manage physical and virtual server and network environments as well as databases, voice and unified communications systems and other networked applications to expedite problem identification and resolution.

•	In June 2009, we acquired the data center automation and policy-based optimization assets of Cassatt Corporation, a provider of innovative cloud computing software that makes data centers more efficient.

•	In May 2009, we released substantial upgrades to 143 mainframe management solutions as part of our Mainframe 2.0 effort to help customers take full advantage of the benefits of mainframe computing.

•	In April 2009, we released 13 new and enhanced solutions designed to help Chief Information Officers (CIOs) reduce waste, increase productivity and improve the customer experience in physical and virtual environments. Our solutions cover a range of IT management areas including security, infrastructure, service, recovery, project and portfolio management and application performance management.

•	During fiscal 2010, we reduced our debt outstanding and increased our weighted average maturity, enhancing our capital structure and financial flexibility. We issued $750 million in 10-year 5.375% Senior Notes in November 2009 and utilized the proceeds to pay down $500 million of the $750 million then drawn on our $1 billion credit facility. Total debt decreased from $1,908 million as of March 31, 2009 to $1,545 million as of March 31, 2010, and the weighted average maturity of our debt increased from 3.2 years as of March 31, 2009 to 6.9 years as of March 31, 2010.

•	During fiscal 2010, we repurchased 10.0 million shares of our common stock. In April 2010, we repurchased an additional 0.8 million shares, which completed the share repurchase authorization of $250 million announced in October 2008. In May 2010, our Board of Directors approved a new repurchase program that authorizes us to acquire up to $500 million of our common stock.

We made the following changes to management and our Board of Directors:

•	In May 2010, our Board of Directors elected Arthur F. Weinbach as non-executive Chairman of the Board. Mr. Weinbach, who has served on the Company’s Board of Directors since 2008, is currently Executive Chairman of Broadridge Financial Solutions, Inc. and previously was Chairman and Chief Executive Officer of Automatic Data Processing, Inc. (ADP).

•	In January 2010, our Board of Directors elected William E. McCracken as Chief Executive Officer, succeeding John A. Swainson, who retired as CEO in December 2009. Mr. McCracken has been a director of the Company since 2005. He was non-executive Chairman of the Board from June 2007 to September 2009 and interim Executive Chairman of the Board from September 2009 to January 2010, and he served as executive Chairman of the Board from January 2010 to May 2010.

•	In November 2009, Richard Sulpizio was elected to our Board of Directors and named to both the Board’s Compensation and Human Resources Committee and the Corporate Governance Committee. Mr. Sulpizio is president and CEO of Qualcomm Enterprise Services, a division of Qualcomm, Inc.

(b)	Financial Information About Segments
Our global business consists of a single operating segment — the design, development, marketing, licensing and support of IT management software products that operate on a wide range of hardware platforms and operating systems. Refer to Note 5 “Segment and Geographic Information,” in the Notes to the Consolidated Financial Statements for financial data pertaining to our segment and geographic operations.

(c)	Narrative Description of the Business
As the leading independent enterprise IT management software and service company, we develop and deliver software and services that help organizations manage and secure their IT infrastructures and adopt new technologies and more flexible IT services. Our products are designed to work in a wide range of IT environments — from mainframe and physical to virtual and cloud. This allows companies to more effectively and efficiently respond to business.

During fiscal 2010, we supported our customers’ needs to manage and securely access technology so that high-quality IT services were delivered to our customers at a competitive cost. Increasingly, organizations need their IT to be more responsive and flexible. Organizations need better utilization of their physical environments, as well as the opportunity to take advantage of new technologies like virtualization and cloud computing to significantly increase productivity, flexibility and business responsiveness. As companies add new technologies, their IT environments become more complex and difficult to manage and secure. We believe this trend offers opportunities for us to sell new technologies and services to existing customers and acquire new customers beyond our core large enterprise customers and in new geographies.

Our IT management and security software and services are designed to enable organizations to effectively manage complex IT environments, regardless of their infrastructure. Our management and security solutions allow customers to manage their environments through cutting-edge monitoring technology, intelligent automation capabilities, integral security features and easy-to-use tools and dashboards. Our products help IT organizations:

•	Increase the productivity of their physical infrastructure through faster response times and better performance. We automate processes, drive efficiencies and create intuitive end-user experiences.

•	Adopt, deliver and manage virtual services through heightened operational efficiency and seamless integration with their current infrastructure. Intelligent automation frees up resources, and robust identity and access management provides security.

•	Design and build internal or “private” clouds, and use external clouds and source IT resources in new ways.

Business Strategy
Our strategy is to continue to build on our portfolio of IT management and security software and services to meet current needs and next-generation opportunities by investing in areas where we have a leadership position or which we believe represent the fastest growing markets. We expect these investments to allow us to pursue new markets and geographies. We are investing in the following strategic areas to help customers manage and secure their existing IT infrastructure and adopt new technologies and more flexible IT services:

Manage

•	Service Management and Assurance, where we are a leader in application performance management and network performance management. We enable customers to manage their infrastructures to identify and minimize problems before they affect users. Our products include CA NSM, CA eHealth®, CA Wily Introscope® and CA Spectrum® Infrastructure Manager.

•	Mainframe, where we are the leading independent software vendor. We continue to innovate on this platform that runs many of our largest customers’ most important applications. Our Mainframe 2.0 strategy helps customers and partners simplify mainframe management, gain more value from existing technology and extend mainframe capabilities. Our products include CA DB2 Tools, CA IDMStm, CA Easytrieve® and CA Endevor®.

•	Project and Portfolio Management, where we are a leader with our CA Claritytm Project & Portfolio Management product, which helps customers quickly improve IT investment decisions, enhance productivity and execute projects at a higher value and lower cost.

Secure

•	Security, where we are a leader in identity and access management. We enable customers to understand and control what users have done, who can access particular systems and what users can do. Our security portfolio includes CA Access Control, CA SiteMinder®, CA Identity Manager and CA Single Sign-On.

Enable the Adoption of New Technologies

•	Virtualization and Automation, where we enable customers to manage multiple virtual and underlying physical platforms to increase efficiency and reliability at a reduced cost. We centrally manage virtualization through real-time visibility and control, helping to improve quality, efficiency and agility and reduce risk with products including CA IT Client Manager, CA AutoSys® Workload Automation, CA Service Desk Manager and CA 7® Workload Automation.

•	Cloud Computing, which we define as a model for convenient, on-demand access to a shared pool of computing resources that customers can configure and use as needed. Cloud computing is delivered as Software-as-a-Service, Platform-as-a-Service and Infrastructure-as-a-Service both within a customer’s data center and over the Internet. As a leading provider of management and security software, we enable customers to more efficiently and effectively adopt cloud computing. Our acquisitions of Nimsoft, 3Tera, NetQoS, Oblicore and Cassatt assets extend our cloud computing capabilities.

Because of the easy-to-use and on-demand nature of SaaS, we expect increased demand from existing and prospective customers for products delivered in this manner. As a result, we intend to offer an increasing number of our products as SaaS solutions. We have been delivering CA Clarity PPM On Demand as a SaaS offering since November 2008.

In addition, we believe SaaS offerings will appeal to managed service providers, who are adept at delivering IT management services through SaaS way and who extend our reach by offering these capabilities to their own customers. We expect SaaS offerings will also appeal to emerging enterprises, which we believe will be early adopters of cloud services due to their desire for easy-to-install software and limited up-front investments. This is a new and important market for us, and one to which we believe we can gain access through our Nimsoft acquisition. There are an estimated 14,000 emerging enterprises, which we define as companies with annual revenue between $300 million and $2 billion. We also are pursuing emerging geographic markets where we believe cloud computing and hosted or managed services are key to business development.

Sales and Marketing
We offer our solutions through our direct sales force, and indirectly through global systems integrators, managed service providers, technology partners, value-added resellers, exclusive representatives, and distributors and volume partners. We have a disciplined, structured and systematic selling process through which we concentrate on our focus areas for IT environments from mainframe and physical to virtual and cloud. Our sales and marketing process includes carefully managing the customer lifecycle by continually improving the customer experience from purchase to deployment and beyond.

Our growth strategy is intended to allow us to reach a broader range of customers and deepen existing relationships while opening the door for us to cross-sell and up-sell additional solutions. We rely on our marketing organization to help us identify new market opportunities, provide fact-based insight on industry and customer trends, and build awareness of our products globally to help drive sales.

Our sales organization operates globally. We operate through branches, subsidiaries and partners around the world. Approximately 45% of our revenue in fiscal 2010 was from operations outside of the United States. As of March 31, 2010 and March 31, 2009, we had approximately 3,400 and 3,200 sales and sales support personnel, respectively. In certain geographic locations, including in the Asia Pacific and Japan region, we use our distribution and resale partners as our primary selling vehicle. In other geographic locations, primarily in the Middle East and Africa, we have started to use exclusive representatives as our primary selling vehicle.

CA Customer Lifecycle Management
We have a coordinated process to guide customers through installing, deploying and leveraging IT management software. Our goal is to stay proactive and attuned to customers’ needs, ensuring customers gain business value at every stage.

We strive to provide a continuous and seamless customer experience by bringing a range of resources together in one place: support, education, services, networking opportunities and expert guidance from us and our partners. We support this process through an approach that makes it easy for customers to find and take advantage of our resources through one online portal. This coordinated and focused attention on driving customer value is designed to increase product adoption, improve our renewal value, increase customer partnerships and create opportunities for new sales.

Partners
Strategic partners are an important component of how we do business. We leverage partners to accelerate sales through new routes to market, complement our technology and services, provide more comprehensive offerings, and help build brand awareness. We continue to build strategic alliances to broaden our coverage of new market segments and increase our competitive advantage.

We work with several types of partners:

•	Global Systems Integrators (GSIs) offer our products and solutions in their business practices and leverage their process design, planning, and vertical expertise to ensure that holistic solutions and services are enabled to benefit our customers. These relationships provide a strong route to market for our products and solutions.

•	Managed Service Providers use our software products and solutions to deliver IT services to organizations that prefer to outsource their IT operations or enable specific services provided by these partners. As customers look toward outsourcing IT services, this is an important market for us going forward. Our acquisition of Nimsoft greatly broadens our ability to reach into this market.

•	Technology Partners enable strong product integration and technical collaboration by helping us ensure that our products and our partners’ products deliver comprehensive solutions to our customers’ IT environments. In addition to ensuring our software remains compatible with complementary hardware and software, these valued partners help us adapt and respond to the emergence of new technologies and trends, such as virtualization and cloud computing, to ensure that the release of new IT solutions is coupled with management tools that support those installations.

•	Value-Added Resellers combine our software products with specialized consulting services and provide enhanced, user-specific solutions to a particular market or sector. Their expertise in best practices, training and other services add value to our offerings as they target the needs of specialized customers.

•	Distributors and Volume Partners enable us to broaden our reach to the small and medium business market segment. These partners provide efficient and personalized local delivery, service and support to our customers in this market.

•	Exclusive Representatives represent our interests in a growth or emerging territory on an exclusive basis. These partners have been chosen for their deep understanding of the applicable territory and have an established business within the region. We believe the combination of these factors will help us accelerate our penetration of these markets.

Customers
We have a large and broad base of customers, including the majority of the Forbes Global 2000. Most of our revenue is generated from enterprise customers who have the ability to make substantial commitments to software and hardware implementations. Our growth strategy is aimed at expanding our reach into the mid-market and emerging markets, and with emerging enterprises and managed service providers. Our software products are used in a broad range of industries, businesses and applications. We currently service companies across most major industries worldwide, including banks, insurance companies, other financial services providers, governmental agencies, manufacturers, technology companies, retailers, educational institutions and health care institutions.

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

Research and Development
We invest in product development and enhancements to bring innovative solutions to market and to ensure that our products are compatible with hardware and operating system changes and our customers’ evolving needs. We focus our development efforts for new and updated products by investing in areas where we have a leadership position or we believe represent the fastest growing segments of our markets: service management and assurance; mainframe; project and portfolio management; security; virtualization and automation; cloud computing; and Software-as-a-Service.

Our research and development activities also include a number of efforts to support our technical community in its pursuit of leading solutions for customers. CA Labs strengthens our relationships with research communities by enabling us to work with academia, professional associations, industry standards bodies, customers and partners to explore novel products and emerging technologies. Our CA Council for Technical Excellence leads innovative projects designed to promote communication, collaboration and synergy throughout our global technical community. We also formed the CA Architecture Board to ensure a strong central architecture that supports our growth strategy and the Distinguished Engineer Board to encourage and recognize excellence in engineering.

To keep us on top of major technological advances and to ensure our products continue to work well with those of other vendors, we are active in most major industry standards organizations and take the lead on many issues. Our professionals are certified across key standards, including ITIL®, PMI and CISPP, and possess knowledge and expertise in key vertical markets, such as financial services, government, telecommunications, insurance, health care, manufacturing and retail. Further, we were the first major software company to earn the International Organization for Standardization’s (ISO) 9001:2000 Global Certification. In addition, our Global IT Operation has attained ISO/IEC 20000-1:2005 and ISO/IEC 27001:2005 certifications. These certifications demonstrate our leadership in IT service management and information security.

We have approximately 5,900 engineers globally who design and support our software. We have charged to operations $476 million, $486 million and $526 million in fiscal 2010, 2009 and 2008, respectively, for product development and enhancements. In fiscal 2010, 2009 and 2008, we capitalized costs of $188 million, $129 million and $112 million, respectively, for internally developed software.

Our development organization is dedicated to engineering market-leading solutions that meet the needs of customers around the world. We drive innovation throughout our organization by enabling developers in Canada, China, the Czech Republic, Germany, India, Israel, Japan, the United Kingdom and the United States to collaborate in both physical and virtual labs.

In the United States, product development is primarily performed at our facilities in Redwood City and San Francisco, California; Lisle, Illinois; Framingham, Massachusetts; Ewing, New Jersey; Islandia, New York; Pittsburgh, Pennsylvania; Plano, Texas; and Herndon, Virginia.

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

We expect to maintain a portfolio of U.S. and foreign patents that generally expire at various times over the next 20 years. Although the durations and geographic coverage for our patents may vary, we believe our patent portfolio adequately protects our interests. We expect to maintain a patent portfolio that includes more than 400 issued patents and 700 pending applications in the United States and the European Union.

The source code for our products are protected both as trade secrets and as copyrighted works. Some of our customers are beneficiaries of a source code escrow arrangement that enables them to obtain a contingent, limited right to access our source code.

We are not aware of any of our products or technologies infringing on the proprietary rights of third parties. Third parties, however, have asserted and may assert infringement claims against us with respect to our products, and any such assertion may require us to enter into royalty arrangements or result in costly and time-consuming litigation. Although we have a number of U.S. and foreign patents and pending applications that may have value to various aspects of our products and technology, we are not aware of any single patent that is essential to us or to any of our principal business product areas.

Product Licensing
Our licensing model offers customers a wide range of purchasing and payment options. Under our flexible licensing terms, customers can license our software products under multi-year licenses or on a month-to-month basis, with most customers choosing terms of one to three years, although longer terms are sometimes negotiated in order to obtain greater cost certainty. We also help customers reduce uncertainty by providing a standard pricing schedule based on simple usage tiers. Additionally, we offer our customers the ability to establish pricing models for our products based on their key business metrics. Although this practice is not widely used by our customers, we believe this metric-based approach can provide us with a competitive advantage in certain circumstances.

With respect to licenses sold for our mainframe products, we offer our customers the right to receive unspecified future software products for no additional fee, and we include maintenance during the term of the license. With respect to licenses sold for most of our distributed products, we do not offer our customers unspecified future software products and do not always include maintenance with the license sale. For a description of our revenue recognition policies, refer to Note 1, “Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements.

Competition
The enterprise information technology business is highly competitive and is marked by rapid technological change, the steady emergence of new companies and products, evolving industry standards and changing customer needs. We compete with many established companies in the markets we serve. Some of these companies have substantially greater financial, marketing, and technological resources, broader distribution capabilities, earlier access to customers, and a greater opportunity to address customers’ various information technology requirements than we do. These factors may at times provide some of our competitors with an advantage in penetrating markets with their products.

We also compete with many smaller, less established companies that may be able to focus more effectively on specific product areas or markets. Because of the breadth of our product portfolio, we have competitors who may only compete with us in one product area and other competitors who compete across most or all of our product portfolios. Competitive differentiators include, but are not limited to: industry vision, performance, quality, breadth of product offerings, expertise, integration of products, brand name recognition, price, functionality, customer support, frequency of upgrades and updates, manageability of products and reputation. Some of our key competitors are IBM, HP, Oracle, BMC and Symantec.

We believe that we are well positioned and have a unique competitive advantage in the marketplace for a number of reasons:

•	The breadth and quality of our products, and their ability to integrate with existing customer technology investments. Our products manage IT in most environments — from mainframe and physical to virtual and cloud. As new technologies are introduced, we continue to pursue integration to help customers see how the different elements of IT — hardware, software and staff — work together to deliver a service to the business.

•	The depth of our technical expertise, and our commitment to open standards and innovation.

•	Our independence, which means we do not have a preferred hardware, software or operating system platform agenda.

•	Our ability to work with customers from planning through implementation, helping them quickly realize value from our technology.

•	Our ability to offer products that are modular, open and integrated so that customers can use our products at their own pace individually or in combination with their existing technology.

•	Our corporate strategy that invests for growth in future IT management markets and opportunities, including key growth areas of virtualization and cloud computing.

•	Our financial stability, cash flow, and profitability which provide us with competitive advantages over our smaller competitors, with respect to our ability to enter new and emerging markets. We have the ability to invest in research and development for future IT management markets and acquire key emerging market players to speed time-to-market in new growth areas.

Employees
The table below sets forth the approximate number of employees by location and functional area as of March 31, 2010:

	EMPLOYEES AS OF		EMPLOYEES AS OF
LOCATION	MARCH 31, 2010	FUNCTIONAL AREA	MARCH 31, 2010

Corporate headquarters	1,800	Professional services	1,100
		Support services	1,600
Other U.S. offices	5,700	Selling and marketing	3,900
		General and administrative	2,400
International offices	6,300	Product development	4,800

Total	13,800	Total	13,800

As of March 31, 2010, and 2009, we had approximately 13,800 and 13,200 employees, respectively.

(d)	Financial Information About Geographic Areas
Refer to Note 5, “Segment and Geographic Information” in the Notes to the Consolidated Financial Statements for financial data pertaining to our segment and geographic operations.

(e)	Corporate Information
The Company was incorporated in Delaware in 1974, began operations in 1976 and completed an initial public offering of common stock in December 1981. Prior to April 28, 2008, our common stock was traded on the New York Stock Exchange under the symbol “CA.” On April 28, 2008, we commenced trading on The NASDAQ Global Select Market tier of The NASDAQ Stock Market LLC under the same symbol.

Our corporate website address is www.ca.com. All filings we make with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and any amendments thereto, are available for free in the investor relations section of our website (www.ca.com/investor) as soon as reasonably practicable after they are filed with or furnished to the SEC. Our SEC filings are available to be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be obtained for free on the SEC’s website at www.sec.gov. The reference to our website address does not constitute inclusion or incorporation by reference of the information contained on our website in this Form 10-K or other filings with the SEC, and the information contained on our website is not part of this document.

The investor relations section of our website (www.ca.com/investor) also contains information about our initiatives in corporate governance, including: our corporate governance principles; information concerning our Board of Directors (including specific procedures for communicating with them); information concerning our Board Committees, including the charters of the Audit Committee, the Compensation and Human Resources Committee, the Corporate Governance Committee, and the Compliance and Risk Committee; and our Code of Conduct: Information and Resource Guide (applicable to all of our employees, including our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and our directors). These documents can also be obtained in print by writing to our Corporate Secretary, CA, Inc., One CA Plaza, Islandia, NY 11749.

ITEM 1A. RISK FACTORS.

Current and potential stockholders should consider carefully the risk factors described below. Any of these factors, many of which are beyond our control, could materially adversely affect our business, financial condition, operating results, cash flow and stock price.

Failure to achieve success in our growth strategy could materially adversely affect our business, financial condition, operating results and cash flow.
Our current strategy emphasizes accelerating our growth. This strategy is designed to build on our portfolio of software and services to meet next-generation market opportunities. This strategy is focused on seven key areas: service management and assurance; mainframe; project and portfolio management; security; virtualization and automation; cloud computing; and Software-as-a-Service (SaaS). The success of this growth strategy could be affected by many of the risk factors discussed in this Form 10-K and also by our ability to:

•	Increase sales in new and emerging enterprises and markets where we currently may not have a strong presence and where we may have a dependence on unfamiliar distribution partners and routes;

•	Enable our sales force to sell new products and SaaS offerings, including instances where the SaaS offerings are of a type not previously provided by us; and

•	Improve the CA brand in the marketplace, including as it relates to our ability to sell new products and penetrate new or emerging markets.

Failure to achieve success with this strategy could materially adversely affect our business, financial condition, operating results and cash flow.

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
International revenue has historically represented a significant percentage of our total worldwide revenue. Success in selling and developing our products outside the United States will depend on a variety of factors in various non-U.S. locations, including:

•	Foreign exchange currency rates;

•	Local economic conditions;

•	Political stability and acts of terrorism;

•	Workforce reorganizations in various locations, including global reorganizations of sales, research and development, technical services, finance, human resources and facilities functions;

•	Effectively staffing key managerial and technical positions;

•	Successfully localizing software products for a significant number of international markets;

•	More restrictive employment regulation;

•	Trade restrictions such as tariffs, duties, taxes or other controls;

•	International intellectual property laws, which may be more restrictive or may offer lower levels of protection than U.S. law;

•	Complying with differing and changing local laws and regulations in multiple international locations as well as complying with U.S. laws and regulations where applicable in these international locations; and

•	Developing and executing an effective go-to-market strategy in various locations.

Any of the foregoing factors could materially adversely affect our business, financial condition, operating results and cash flow.

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

Such a general slowdown or recession in the global economy may also materially affect the global banking system, including individual institutions as well as a particular business or industry sector, which could cause further consolidations or failures in such a sector. Approximately one third of our revenue is derived from arrangements with financial institutions (i.e., banking, brokerage and insurance companies). The majority of these arrangements are for the renewal of mainframe capacity and maintenance associated with transactions processed by our financial institution customers. While we cannot predict what impact there may be on our business from further consolidation of the financial industry sector, or the impact from the economy in general on our business, to date the impact has not been material to our balance sheet, results of operations or cash flows. The vast majority of our subscription and maintenance revenue in any particular reporting period comes from contracts signed in prior periods, generally pursuant to contracts ranging in duration from three to five years.

These adverse financial events could also result in further government intervention in the U.S. and world markets. Any of these results could affect the manner in which we are able to conduct business, including within a particular industry sector or market and could adversely affect our business, financial condition, operating results and cash flow.

Failure to expand our channel partner programs related to the sale of CA solutions may result in lost sales opportunities, increases in expenses and a weakening in our competitive position.
We sell CA solutions through global systems integrators, managed service providers and value-added resellers in channel partner programs that require training and expertise to sell these solutions, and global penetration to grow these aspects of our business. The failure to expand these channel partner programs and penetrate these markets could materially adversely affect our success with channel partners, resulting in lost sales opportunities and an increase in expenses, as well as weaken our competitive position.

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

We may encounter difficulties in successfully integrating companies and products that we have acquired or may acquire into our existing business, and any failed integration could materially adversely affect our infrastructure, market presence, business, financial condition, operating results and cash flow.
In the past we have acquired, and in the future we expect to acquire, complementary companies, products, services and technologies (including through mergers, asset acquisitions, joint ventures, partnerships, strategic alliances, and equity investments). Additionally, we expect to acquire technology and software that are consistent with our growth strategy. The risks we may encounter include:

•	We may find that the acquired company or assets do not further improve our financial and strategic position as planned;

•	We may have difficulty integrating the operations, facilities, personnel and commission plans of the acquired business;

•	We may have difficulty forecasting or reporting results subsequent to acquisitions;

•	We may have difficulty retaining the skills needed to further market, sell or provide services on the acquired products in a manner that will be accepted by the market;

•	We may have difficulty incorporating the acquired technologies or products into our existing product lines;

•	We may have product liability, customer liability or intellectual property liability associated with the sale of the acquired company’s products;

•	Our ongoing business may be disrupted by transition or integration issues and our management’s attention may be diverted from other business initiatives;

•	We may be unable to obtain timely approvals from governmental authorities under applicable competition and antitrust laws;

•	We may have difficulty maintaining uniform standards, controls, procedures and policies;

•	Our relationships with current and new employees, customers and distributors could be impaired;

•	An acquisition may result in increased litigation risk, including litigation from terminated employees or third parties; and

•	Our due diligence process may fail to identify significant issues with the acquired company’s product quality, financial disclosures, accounting practices, internal control deficiencies, including material weaknesses, product architecture, legal contingencies and other matters.

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
The markets for our products are intensely competitive, and we expect product and service offerings and pricing competition to increase. Some of our competitors have longer operating histories, greater name recognition, a larger installed base of customers in any particular market niche, larger technical staffs, established relationships with hardware vendors, or greater financial, technical and marketing resources. Furthermore, our growth strategy is predicated upon our ability to develop and acquire products and services that address customer needs and are accepted by the market better than those of our competitors.

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
We operate in a business where there is intense competition for experienced personnel in all of our global markets. We depend on our ability to identify, recruit, hire, train, develop and retain qualified and effective personnel and to attract and retain talent needed to execute our growth strategy. Our ability to do so depends on numerous factors, including factors that we cannot control, such as competition and conditions in the local employment markets in which we operate. Our future success depends in large part on the continued contribution of our senior management and other key employees. A loss of a significant number of skilled managerial or other personnel could have a negative effect on the quality of our products. A loss of a significant number of experienced and effective sales personnel could result in fewer sales of our products. Our failure to retain qualified employees in these categories could materially adversely affect our business, financial condition, operating results and cash flow.

Failure to adapt to technological changes and introduce new software products and services in a timely manner could materially adversely affect our business.
If we fail to keep pace with, or in certain cases lead, technological change in our industry, that failure could have a material adverse effect on our business. We operate in a highly competitive industry characterized by rapid technological change, evolving industry standards, and changes in customer requirements and delivery methods. During the past several years, many new technological advancements and competing products entered the marketplace. The distributed systems and application management markets in which we operate are far more crowded and competitive than our traditional mainframe systems management markets.

Our ability to compete effectively and our growth prospects for all of our products, including those associated with our growth strategy, depend upon many factors, including the success of our existing distributed systems products, the timely introduction and success of future software products and related delivery methods, and the ability of our products to perform well with existing and future leading databases and other platforms supported by our products that address customer needs and are accepted by the market. We have experienced long development cycles and product delays in the past, particularly with some of our distributed systems products, and may experience delays in the future. In addition, we have incurred, and expect to continue to incur, significant research and development costs, as we introduce new products. If there are delays in new product introductions or there is less-than-anticipated market acceptance of these new products, we will have invested substantial resources without realizing adequate revenues in return, which could materially adversely affect our business, financial condition, operating results and cash flow.

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
Some of our products contain software from open source code sources. The use of such open source code may subject us to certain conditions, including the obligation to offer our products that use open source code for no cost. We monitor our use of such open source code to avoid subjecting our products to conditions we do not intend. However, the use of such open source code may ultimately subject some of our products to unintended conditions, which could require us to take remedial action that may divert resources away from our development efforts and therefore could have a material adverse effect on our business, financial condition, operating results and cash flow.

Discovery of errors in our software could materially adversely affect our revenue and earnings and subject us to costly and time consuming product liability claims.
The software products we offer are inherently complex. Despite testing and quality control, we cannot be certain that errors will not be found in current versions, new versions or enhancements of our products after commencement of commercial shipments. If new or existing customers have difficulty deploying our products or require significant amounts of customer support, our operating margins could be adversely affected. Moreover, we could face possible claims and higher development costs if our software contains errors that we have not detected or if our software otherwise fails to meet our customers’ expectations. Significant technical challenges also arise with our products because our customers license and deploy our products across a variety of computer platforms and integrate them with a number of third-party software applications and databases. These combinations increase our risk further because, in the event of a system-wide failure, it may be difficult to determine which product is at fault. As a result, we may be harmed by the failure of another supplier’s products. As a result of the foregoing, we could experience:

•	Loss of or delay in revenue and loss of market share;

•	Loss of customers, including the inability to obtain repeat business with existing key customers;

•	Damage to our reputation;

•	Failure to achieve market acceptance;

•	Diversion of development resources;

•	Increased service and warranty costs;

•	Legal actions by customers against us that could, whether or not successful, be costly, distracting and time-consuming;

•	Increased insurance costs; and

•	Failure to successfully complete service engagements for product installations and implementations.

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
As of March 31, 2010, we had $1,545 million of debt outstanding, consisting mostly of unsecured fixed-rate senior note obligations and credit facility borrowings. Refer to Note 8, “Debt,” in the Notes to the Consolidated Financial Statements for the payment schedule of our long-term debt obligations. Our senior unsecured notes are rated by Moody’s Investors Service, Fitch Ratings, and Standard and Poor’s. These agencies or any other credit rating agency could downgrade or take other negative action with respect to our credit ratings in the future. If our credit ratings were downgraded or other negative action is taken, we would be required to, among other things, pay additional interest on outstanding borrowings under our principal revolving credit agreement. Any downgrades could affect our ability to obtain additional financing in the future and may affect the terms of any such financing.

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
Our future success is highly dependent upon our proprietary technology, including our software and our source code for that software. Failure to protect such technology could lead to the loss of valuable assets and our competitive advantage. We protect our proprietary information through the use of patents, copyrights, trademarks, trade secret laws, confidentiality procedures and contractual provisions. Notwithstanding our efforts to protect our proprietary rights, policing unauthorized use or copying of our proprietary information is difficult. Unauthorized use or copying occurs from time to time and litigation to enforce intellectual property rights could result in significant costs and diversion of resources. Moreover, the laws of some foreign jurisdictions do not afford the same degree of protection to our proprietary rights as do the laws of the United States. For example, for some of our products, we rely on “shrink-wrap” or “click-on” licenses, which may be unenforceable in whole or in part in some jurisdictions in which we operate. In addition, patents we have obtained may be circumvented, challenged, invalidated or designed around by other companies. If we do not adequately protect our intellectual property for these or other reasons, our business, financial condition, operating results and cash flow could be materially adversely affected. Refer to “Item 1, Business — (c) Narrative Description of the Business — Patents and Trademarks,” for additional information.

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
Approximately 9% of our total revenue backlog as of March 31, 2010 is associated with multi-year contracts signed with the U.S. federal government and other U.S. state and local governmental agencies. These contracts are generally subject to annual fiscal funding approval, may be terminated at the convenience of the government, or both. Termination of a contract or funding for a contract could adversely affect our sales, revenue and reputation. Additionally, government contracts are generally subject to audits and investigations, which could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with the government, which could materially adversely affect our business, financial condition, operating results and cash flow.

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

We may lose access to third-party code and specifications for the development of code, which could materially adversely affect our ability to develop software compatible with third-party software products in the future.
In the past, we have either directly licensed from third parties, or used within the scope of our customer’s license, code and information for third-party software and hardware that enables us to develop compatible products and interfaces. Such code and information includes: “source code,” which is human-readable and makes the software understandable to programmers; “object code,” which is machine-readable and can be directly executed by a computer; beta and evaluation software; microcode and firmware that implement machine instructions on hardware; and technical documentation. Since the availability of this code and information facilitated the development of systems and applications software that interfaces with the third-party software and hardware, independent software vendors, such as us, were able to develop and market compatible software. Some software providers and hardware manufacturers, including some of the largest vendors, have a policy of restricting the use or availability of their code or technical documentation for some of their operating systems, applications, or hardware. To date, this policy has not had a material effect on us. Some companies, however, may adopt more restrictive policies in the future or impose unfavorable terms and conditions for such access. These restrictions may, in the future, result in higher research and development costs for us in connection with the enhancement and modification of our existing products and the development of new products. There can be no assurance that such restrictions will not have a material adverse effect on our business, financial condition, operating results and cash flow.

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

In the normal course of business, we employ various strategies to manage these risks, including the use of derivative instruments. To the extent that these strategies do not manage all of the risks inherent in our foreign exchange exposures cause our earnings and expenses to fluctuate more than they would have had these strategies not been employed, fluctuations of the exchange rates of foreign currencies against the U.S. dollar could materially adversely affect our business, financial condition, operating results and cash flow.

Failure by us to execute our restructuring plans successfully could result in total costs that are greater than expected or revenues that are less than anticipated.
We have announced restructuring plans, which include workforce reductions as well as global facility consolidations and other cost reduction initiatives. We may have further workforce reductions or restructuring actions in the future. Risks associated with these actions and other workforce management issues include delays in implementation of anticipated workforce reductions, changes in restructuring plans that increase or decrease the number of employees affected, adverse effects on employee morale and the failure to meet operational targets due to the loss of employees, any of which may impair our ability to achieve anticipated cost reductions or may otherwise harm our business, which could materially adversely affect our financial condition, operating results and cash flow.

We have outsourced various functions to third parties and these arrangements may not be successful, thereby resulting in increased costs, or may adversely affect service levels and our public reporting.
We have outsourced various functions to third parties including certain development and other administrative functions and may outsource additional functions to third-party providers in the future. We rely on those third parties to provide services on a timely and effective basis. Although we periodically monitor the performance of these third parties and maintain contingency plans in case the third parties are unable to perform as agreed, we do not ultimately control the performance of our outsourcing partners. The failure of third-party outsourcing partners to perform as expected or as required by contract could result in significant disruptions and costs to our operations, which could materially adversely affect our business, financial condition, operating results and cash flow and our ability to file our financial statements with the Securities and Exchange Commission timely or accurately.

Potential tax liabilities may materially adversely affect our results.
We are subject to income taxes in the United States and in numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, we engage in many transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from that which is reflected in our income tax provisions and accruals. Additional tax assessments resulting from audit, litigation, or changes in tax laws may result in increased tax provisions or payments which could materially adversely affect our financial condition, operating results and cash flow in the period or periods in which that determination is made.

ITEM 2. PROPERTIES.

Our principal real estate properties are located in areas necessary to meet sales and operating requirements. All of the properties are considered to be both suitable and adequate to meet current and anticipated operating requirements.

As of March 31, 2010, we leased 68 facilities throughout the United States and 92 facilities outside the United States. Our lease obligations expire on various dates with the longest commitment extending to 2023. We believe all of our leases will be renewable at market terms at our option as they become due.

We own one facility in Germany totaling approximately 100,000 square feet, two facilities in Italy totaling approximately 140,000 square feet, one facility in India totaling approximately 255,000 square feet and our European headquarters in the United Kingdom totaling approximately 215,000 square feet.

We own and lease various computer, telecommunications, electronic, and transportation equipment. We also lease mainframe and distributed computers at our facilities in Islandia, New York and Lisle, Illinois. This equipment is used for internal product development, technical support efforts, and administrative purposes. We consider our computer and other equipment to be adequate for our current and anticipated needs. Refer to “Contractual Obligations and Commitments” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 9, “Commitments and Contingencies,” in the Notes to the Consolidated Financial Statements for additional information.

ITEM 3. LEGAL PROCEEDINGS.

Refer to Note 9, “Commitments and Contingencies,” in the Notes to the Consolidated Financial Statements for information regarding certain legal proceedings, the contents of which are herein incorporated by reference.

ITEM 4. REMOVED AND RESERVED.

* * *

Executive Officers of the Registrant.
The name, age, present position, and business experience for the past five years of our executive officers as of May 14, 2010 are listed below:

William E. McCracken, 67, has been Chief Executive Officer of the Company since January 2010 and a director of the Company since 2005. He was non-executive Chairman of the Board from June 2007 to September 2009 and interim Executive Chairman of the Board from September 2009 to January 2010, and he served as executive Chairman of the Board from January 2010 to May 2010. He was President of Executive Consulting Group, LLC from 2002 to January 2010. During a 36-year tenure at International Business Machines Corporation, Mr. McCracken held several different executive offices, including serving as general manager of the IBM Printing Systems Division and general manager of Worldwide Marketing of IBM PC Company. From 1999 to 2001, he served on IBM’s Worldwide Management Counsel, a group of the top 30 executives at IBM.

Michael J. Christenson, 51, has been President of the Company since March 2008 and Chief Operating Officer since April 2006. On May 13, 2010, the Company announced that Mr. Christenson will be leaving the Company effective May 31, 2010. Mr. Christenson joined the Company in 2005. He served as the Company’s Executive Vice President of Strategy and Business Development from February 2005 to April 2006. He retired in 2004 from Citigroup Global Markets, Inc. after a 23-year career as an investment banker, where he was responsible for Global Private Equity Investment Banking, North American Regional Investment Banking, and Latin American Investment Banking.

Russell M. Artzt, 63, co-founded the Company in June 1976. He has been Vice Chairman and Founder of the Company since April 2007, playing an instrumental role in the evolution of the Company’s vision. Mr. Artzt also provides counsel in the areas of strategic partnerships, product development leadership, and corporate strategy. Mr. Artzt was the Company’s Executive Vice President of Products from January 2004 to April 2007 and was Executive Vice President, eTrust® Solutions from April 2002 to January 2004.

James E. Bryant, 65, has been Executive Vice President, Risk, and Chief Administrative Officer of the Company since April 2009. He is responsible for the Company’s information technology, facilities and administration, corporate transformation, enterprise risk management, internal audit and internal controls. Mr. Bryant joined the Company in June 2006. He served as the Company’s Executive Vice President and Chief Administrative Officer from June 2006 to March 2009. From 2005 to June 2006, Mr. Bryant was a member of Common Angels, a Boston-based investment group that provides funding and mentoring for high technology start-ups. From 2003 to June 2006, he was a Selectman for the Town of Hamilton, Massachusetts. From 1994 to 2002, Mr. Bryant served as Vice President of Finance in IBM’s Software Group.

Nancy E. Cooper, 56, has been Executive Vice President and Chief Financial Officer of the Company since she joined the Company in August 2006. From December 2001 to August 2006, she served as Senior Vice President and Chief Financial Officer of IMS Health Incorporated, a provider of information solutions to the pharmaceutical and healthcare industries. Ms. Cooper began her career at IBM, where she held positions of increasing responsibility over a 22-year period, including Chief Financial Officer of the Global Industries Division, Assistant Corporate Controller, and Controller and Treasurer of IBM Credit Corporation.

Andrew Goodman, 51, has been Executive Vice President, Worldwide Human Resources of the Company since July 2005. Mr. Goodman joined the Company in July 2002. From July 2002 to July 2005, he served as Senior Vice President of Human Resources.

Ajei S. Gopal, 48, has been Executive Vice President, Products and Technology Group, since January 2009. Dr. Gopal has overall responsibility for the Company’s Products and Technology Group, which includes the Cloud, Enterprise and Mainframe Business lines, the IT Governance Business Unit and the Office of the Chief Technology Officer. He joined the Company in July 2006. He served as Senior Vice President and General Manager, Enterprise Systems Management Business Unit from July 2006 to May 2007, as Executive Vice President and General Manager of the Management Business Unit and Security Business Unit from May 2007 to January 2008 and as Executive Vice President, EITM Group from January 2008 to January 2009. Dr. Gopal was with Symantec Corporation, a provider of security and storage software, from September 2004 to July 2006, where he served most recently as Executive Vice President and Chief Technology Officer, and earlier as Senior Vice President, Global Technology and Corporate Development. From June 2001 to June 2004, Dr. Gopal was with ReefEdge Networks, a provider of wireless LAN systems, and a company he co-founded, where he served on the Board of Directors and as Chief Executive Officer.

Jacob Lamm, 45, has been the Company’s Executive Vice President, Strategy and Corporate Development since February 2009. He joined the Company in 1998. He is responsible for coordinating the Company’s overall business strategy, as well as the Company’s strategy for acquisitions. He served as the Company’s Executive Vice President, Governance Group from January 2008 to February 2009, as Executive Vice President and General Manager, Business Service Optimization Business Unit from March 2007 to January 2008, as Senior Vice President, General Manager and Business Unit Executive from April 2005 to March 2007, and as Senior Vice President, Development from October 2003 to April 2005.

Amy Fliegelman Olli, 46, has been Executive Vice President and General Counsel of the Company since February 2007. She is responsible for all of the Company’s legal and compliance functions worldwide. Ms. Olli joined the Company in September 2006. From September 2006 to February 2007, she served as Executive Vice President and Co-General Counsel of the Company. Before September 2006, Ms. Olli spent nearly 20 years in various senior-level legal positions with divisions of IBM, most recently as General Counsel — Americas and Global Coordinator for Sales and Distribution, where she was responsible for a team of more than 200 lawyers in the U.S., Europe, Latin America and Canada and for coordination of all of IBM’s sales and distribution lawyers on a global basis.

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

	FISCAL 2010		FISCAL 2009
	HIGH	LOW	HIGH	LOW

Fourth Quarter	$23.80	$21.52	$18.90	$15.40
Third Quarter	$23.91	$20.68	$20.12	$14.37
Second Quarter	$22.99	$16.44	$24.63	$18.31
First Quarter	$18.27	$16.75	$26.54	$21.67

On March 31, 2010, the closing price for our common stock on the NASDAQ was $23.47. As of March 31, 2010, we had approximately 8,450 stockholders of record.

We have paid cash dividends each year since July 1990. For fiscal 2010, 2009 and 2008, we paid annual cash dividends of $0.16 per share, which have been paid out in quarterly installments of $0.04 per share as and when declared by the Board of Directors.

Purchases of Equity Securities by the Issuer
The following table sets forth, for the months indicated, our purchases of common stock in the fourth quarter of fiscal 2010:

Issuer Purchases of Equity Securities

				APPROXIMATE
			TOTAL NUMBER	DOLLAR VALUE OF
			OF SHARES	SHARES THAT
			PURCHASED AS	MAY YET BE
	TOTAL NUMBER	AVERAGE	PART OF PUBLICLY	PURCHASED UNDER
PERIOD	OF SHARES	PRICE PAID	ANNOUNCED PLANS	THE PLANS
(DOLLARS IN THOUSANDS, EXCEPT AVERAGE PRICE PAID PER SHARE)	PURCHASED	PER SHARE	OR PROGRAMS	OR PROGRAMS

January 1, 2010 — January 31, 2010	607,900	$23.01	607,900	$141,747
February 1, 2010 — February 28, 2010	855,000	$22.00	855,000	$122,936
March 1, 2010 — March 31, 2010	4,425,693	$23.37	4,425,693	$19,516

Total	5,888,593		5,888,593

On October 29, 2008, our Board of Directors approved a stock repurchase program that authorized us to acquire up to $250 million of our common stock. We funded the program with available cash on hand and repurchased shares on the open market from time to time based on market conditions and other factors.

During fiscal 2009, we paid approximately $4 million to repurchase approximately 0.3 million shares of our common stock at an average price of $15.84 per share.

During fiscal 2010, we entered into brokerage arrangements with third-party financial institutions to purchase our common stock in the open market on our behalf. We acquired approximately 10.0 million shares of our common stock for approximately $227 million under these arrangements during fiscal 2010. As of March 31, 2010, we remained authorized to purchase an aggregate amount of up to approximately $19 million of additional shares of our common stock under our 2008 stock repurchase program. The remaining authorized amount of approximately $19 million was repurchased during April 2010, which completed the stock repurchase program authorized by our Board of Directors on October 29, 2008.

On May 12, 2010, our Board of Directors approved a stock repurchase program that authorized us to acquire up to $500 million of our common stock. We will fund the program with available cash on hand and repurchase shares on the open market from time to time based on market conditions and other factors.

ITEM 6. SELECTED FINANCIAL DATA.

The information set forth below should be read in conjunction with the “Results of Operations” section included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Statement of Operations Data

	YEAR ENDED MARCH 31,
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)	2010	2009	2008	2007	2006

Revenue	$4,353	$4,271	$4,277	$3,943	$3,772
Income from continuing operations(1)	771	671	479	103	143
Basic income from continuing operations per share	1.48	1.29	0.92	0.19	0.25
Diluted income from continuing operations per share	1.47	1.29	0.92	0.19	0.25
Dividends declared per common share	0.16	0.16	0.16	0.16	0.16

Balance Sheet and Other Data

	AS OF MARCH 31,
(IN MILLIONS)	2010	2009	2008	2007	2006

Cash provided by continuing operating activities	$1,360	$1,212	$1,103	$1,068	$1,380
Working capital surplus (deficit)	402	147	213	(34)	(450)
Working capital, excluding deferred revenue(2)	2,972	2,553	2,860	2,343	1,706
Total assets	11,838	11,241	11,731	11,479	11,118
Long-term debt (less current maturities)	1,530	1,287	2,155	2,472	1,683
Stockholders’ equity	4,983	4,362	3,750	3,716	4,798

(1)	In fiscal 2010, 2009, 2008 and 2007, we incurred after-tax charges of $33 million, $64 million, $74 million and $124 million, respectively, for restructuring and other costs.

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

(2)	Deferred revenue includes all amounts billed or collected in advance of revenue recognition from all sources, including subscription license agreements, maintenance, and professional services. It does not include unearned revenue on future installments not yet billed as of the respective balance sheet dates.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) is intended to provide an understanding of our financial condition, change in financial condition, cash flow, liquidity and results of operations. This MD&A should be read in conjunction with our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements appearing elsewhere in this Report and the Risk Factors included in Part I, Item 1A of this Report as well as other cautionary statements and risks described elsewhere in this Report. References in this MD&A to fiscal 2010, fiscal 2009, fiscal 2008 and fiscal 2007 are to our fiscal years ended on March 31, 2010, 2009, 2008 and 2007, respectively.

Business Overview
We are the leading independent enterprise IT management software and service company with deep expertise across IT environments — from mainframe and physical to virtual and cloud. We develop and deliver software and services that help organizations manage and secure their IT infrastructures and deliver more flexible IT services. This allows companies to more effectively and efficiently respond to business needs. We address virtually all of the components of the computing environment, including people, information, processes, systems, networks, applications and databases, regardless of the hardware or software customers are using. We have a broad portfolio of software products that address our customers’ needs with a specific focus on service management and assurance; mainframe; project and portfolio management; security (identity and access management); virtualization and automation; and cloud computing. We deliver our products on-premise or, for certain products, via Software-as-a-Service (SaaS).

We license our products worldwide. We service companies across most major industries worldwide, including banks, insurance companies, other financial services providers, governmental agencies, manufacturers, technology companies, retailers, educational institutions and health care institutions. These customers typically maintain IT infrastructures that are both complex and central to their objectives for operational excellence.

We offer our software products and solutions directly to our customers through our direct sales force and indirectly through global systems integrators, managed service providers, technology partners, value-added resellers, exclusive representatives and distributors and volume partners.

CA’s Business Model
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

Under our business model, we offer customers a wide range of licensing options, including the flexibility to license software under month-to-month licenses or to fix their costs by committing to longer-term agreements. Licenses sold for most of our software products permit customers to change their software product mix as their business and technology needs change and include the right to receive software products in the future within defined product lines for no additional fee, commonly referred to as unspecified future software products, as well as maintenance included during the term of each license. In some instances, we sell certain products without the right to receive unspecified future software products.

Performance Indicators
Management uses several quantitative and qualitative performance indicators to assess our financial results and condition. Each provides a measurement of the performance of our business and how well we are executing our plan.

Our predominantly subscription-based business model is less common among our competitors in the software industry and it may be difficult to compare the results for many of our performance indicators with those of our competitors. The following is a summary of the principal performance indicators that management uses to review performance:

	YEAR ENDED MARCH 31,			PERCENT
(DOLLARS IN MILLIONS)	2010	2009	CHANGE	CHANGE

Total revenue	$4,353	$4,271	$82	2%
Subscription and maintenance revenue	$3,887	$3,772	$115	3%
Net income	$771	$671	$100	15%
Cash provided by operating activities	$1,360	$1,212	$148	12%
Total bookings	$4,964	$5,245	$(281)	(5)%
Subscription and maintenance bookings	$4,435	$4,783	$(348)	(7)%
Weighted average subscription and maintenance license agreement duration in years	3.54	3.61	(0.07)	(2)%
Annualized subscription and maintenance bookings	$1,253	$1,325	$(72)	(5)%

	AS OF	AS OF
	MARCH 31,	MARCH 31,		PERCENT
(DOLLARS IN MILLIONS)	2010	2009	CHANGE	CHANGE

Cash and cash equivalents	$2,583	$2,712	$(129)	(5)%
Total debt	$1,545	$1,908	$(363)	(19)%
Total expected future cash collections from committed contracts(1)	$5,564	$4,914	$650	13%
Total revenue backlog(1)	$8,210	$7,378	$832	11%

(1)	Refer to the discussion in the “Liquidity and Capital Resources” section of this MD&A for additional information on expected future cash collections from committed contracts, billing backlog and revenue backlog.

Analyses of our performance indicators, including general trends, can be found in the “Results of Operations” and “Liquidity and Capital Resources” sections of this MD&A.

Total Revenue — Total revenue is the amount of revenue recognized during the reporting period from subscription and maintenance agreements, professional services arrangements and software fees and other revenue recognized during the reporting period.

Subscription and Maintenance Revenue — Subscription and maintenance revenue is the amount of revenue recognized ratably during the reporting period from: (i) subscription license agreements that were in effect during the period, generally including maintenance that is bundled with and not separately identifiable from software usage fees or product sales, (ii) maintenance agreements associated with providing customer technical support and access to software fixes and upgrades that are separately identifiable from software usage fees or product sales, and (iii) license agreements bundled with additional products, maintenance or professional services for which Vendor Specific Objective Evidence (VSOE) has not been established. These amounts include the sale of products directly by us, as well as by distributors and volume partners, value-added resellers and exclusive representatives to end-users, where the contracts incorporate the right for end-users to receive unspecified future software products, and other contracts entered into in close proximity or contemplation of such agreements.

Total Bookings — Total bookings includes the incremental value of all subscription, maintenance and professional service contracts and software fees and other contracts entered into during the reporting period.

Subscription and Maintenance Bookings — Subscription and maintenance bookings is the aggregate incremental amount we expect to collect from our customers over the terms of the underlying subscription and maintenance agreements entered into during a reporting period. These amounts include the sale of products directly by us and may include additional products, services or other fees for which we have not established VSOE. Subscription and maintenance bookings also includes indirect sales by distributors and volume partners, value added resellers and exclusive representatives to end-users, where the contracts incorporate the right for end-users to receive unspecified future software products, and other contracts without these rights entered into in close proximity or contemplation of such agreements. These amounts are expected to be recognized ratably as subscription and maintenance revenue over the applicable term of the agreements. Subscription and maintenance bookings excludes the value associated with certain perpetual licenses, license-only indirect sales, and professional services arrangements.

The license and maintenance agreements that contribute to subscription and maintenance bookings represent binding payment commitments by customers over periods that range generally from three to five years on a weighted average basis, although individual customer commitments can be for longer or shorter periods. These current period bookings are often renewals of prior contracts that also had various durations, usually from three to five years. The amount of new subscription and maintenance bookings recorded in a period is affected by the volume, duration and value of contracts renewed during that period. Our subscription and maintenance bookings typically increase in each consecutive quarter during a fiscal year, with the first quarter having the least amount of bookings and the fourth quarter having the highest bookings. However, subscription and maintenance bookings may not always follow the pattern of increasing in consecutive quarters during a fiscal year, and the quarter-to-quarter differences in subscription and maintenance bookings may vary. Given the varying durations of the contracts being renewed, year-over-year comparisons on bookings are not always indicative of the overall bookings trend. We believe our revenue backlog is our best indicator of future revenue due to the high percentage of our revenue that is recognized from license agreements that are already committed and being recognized ratably.

Additionally, period-to-period changes in subscription and maintenance bookings do not necessarily correlate to changes in cash receipts. The contribution to current period revenue from subscription and maintenance bookings from any single license or maintenance agreement is relatively small, since revenue is recognized ratably over the applicable term for these agreements.

Weighted Average Subscription and Maintenance License Agreement Duration in Years — The weighted average subscription and maintenance license agreement duration in years reflects the duration of all subscription and maintenance agreements executed during a period, weighted by the total contract value of each individual agreement.

Annualized Subscription and Maintenance Bookings — Annualized subscription and maintenance bookings is an indicator that normalizes the bookings recorded in the current period to account for contract length. It is calculated by dividing the total value of all new subscription and maintenance license agreements entered into during a period by the weighted average subscription and license agreement duration in years for all such subscription and maintenance license agreements recorded during the same period.

Total Revenue Backlog — Total revenue backlog represents the aggregate amount we expect to recognize as revenue in the future as either subscription and maintenance revenue, professional services revenue or software fees and other revenue associated with contractually committed amounts billed or to be billed as of the balance sheet date. Total revenue backlog is composed of amounts recognized as liabilities in our Consolidated Balance Sheets as deferred revenue (billed or collected) as well as unearned amounts yet to be billed under subscription and maintenance and software fees and other agreements. Amounts are classified as current or non-current depending on when they are expected to be earned and therefore recognized as revenue. The portion of the total revenue backlog that relates to subscription and maintenance agreements is recognized as revenue evenly on a monthly basis over the duration of the underlying agreements and is reported as subscription and maintenance revenue in our Consolidated Statements of Operations.

“Deferred revenue (billed or collected)” is composed of: (i) amounts received from customers in advance of revenue recognition, (ii) amounts billed but not collected for which revenue has not yet been earned, and (iii) amounts received in advance of revenue recognition from financial institutions where we have transferred our interest in committed installments.

Results of Operations
The following table presents revenue and expense line items reported in our Consolidated Statements of Operations for fiscal 2010, 2009 and 2008 and the period-over-period dollar and percentage changes for those line items.

				DOLLAR	PERCENT	DOLLAR	PERCENT
	YEAR ENDED MARCH 31,			CHANGE	CHANGE	CHANGE	CHANGE
(DOLLARS IN MILLIONS)	2010	2009	2008	2010/2009	2010/2009	2009/2008	2009/2008

Revenue:
Subscription and maintenance revenue	$3,887	$3,772	$3,762	$115	3%	$10	—%
Professional services	292	358	383	(66)	(18)	(25)	(7)
Software fees and other	174	141	132	33	23	9	7

Total revenue	4,353	4,271	4,277	82	2	(6)	—

Expenses:
Costs of licensing and maintenance	298	298	272	—	—	26	10
Cost of professional services	261	307	368	(46)	(15)	(61)	(17)
Amortization of capitalized software costs	140	125	117	15	12	8	7
Selling and marketing	1,225	1,214	1,327	11	1	(113)	(9)
General and administrative	479	464	530	15	3	(66)	(12)
Product development and enhancements	476	486	526	(10)	(2)	(40)	(8)
Depreciation and amortization of other intangible assets	161	149	156	12	8	(7)	(4)
Other expenses (gains), net	14	(1)	6	15	NM	(7)	NM
Restructuring and other	52	102	121	(50)	(49)	(19)	(16)

Total expenses before interest and income taxes	3,106	3,144	3,423	(38)	(1)	(279)	(8)
Income before interest and income taxes	1,247	1,127	854	120	11	273	32
Interest expense, net	76	62	79	14	23	(17)	(22)

Income before income taxes	1,171	1,065	775	106	10	290	37
Income tax expense	400	394	296	6	2	98	33

Net income	$771	$671	$479	$100	15%	$192	40%

The following table sets forth, for the fiscal years indicated, the percentage that the items in the accompanying Consolidated Statements of Operations bear to total revenue.

	PERCENTAGE OF
	TOTAL REVENUE FOR THE
	YEAR ENDED MARCH 31,
	2010	2009	2008

Revenue:
Subscription and maintenance revenue	89%	88%	88%
Professional services	7	8	9
Software fees and other	4	4	3

Total revenue	100%	100%	100%
Expenses:
Costs of licensing and maintenance	7%	7%	6%
Cost of professional services	6	7	9
Amortization of capitalized software costs	3	3	3
Selling and marketing	28	28	31
General and administrative	11	11	12
Product development and enhancements	11	11	12
Depreciation and amortization of other intangible assets	4	3	4
Other expenses (gains), net	—	—	—
Restructuring and other	1	2	3

Total expenses before interest and income taxes	71	74	80
Income before interest and income taxes	29	26	20
Interest expense, net	2	1	2
Income before income taxes	27	25	18
Income tax expense	9	9	7
Net income	18%	16%	11%

Note — amounts may not add to their respective totals due to rounding.

Revenue
The $82 million increase in total revenue for fiscal 2010 as compared with fiscal 2009 was primarily due to a higher annualized value of customer contracts contributing to revenue during fiscal 2010 as compared with fiscal 2009, partially offset by an unfavorable foreign exchange effect of $32 million and a decrease in professional services revenue.

Total revenue for fiscal 2009 decreased $6 million compared with fiscal 2008. Fiscal 2009 revenue was unfavorably affected by foreign exchange of $35 million compared with fiscal 2008, partially offset by a higher value of customer subscription and maintenance contracts.

Subscription and Maintenance Revenue
The increase in subscription and maintenance revenue for fiscal 2010 as compared with fiscal 2009 was primarily due to a higher annualized value of customer contracts contributing to revenue during fiscal 2010 as compared with fiscal 2009, partially offset by a $32 million negative effect from foreign exchange.

Subscription and maintenance revenue increased slightly for fiscal 2009 compared with fiscal 2008 primarily due to an increase in the value of existing customer contracts, partially offset by a $32 million negative effect from foreign exchange.

Subscription and Maintenance Bookings
For fiscal 2010 and 2009, our subscription and maintenance bookings were $4,435 million and $4,783 million, respectively. The decrease in subscription and maintenance bookings for fiscal 2010 as compared with fiscal 2009 was primarily due to several large contract extensions with terms of approximately five years entered into during the second quarter of fiscal 2009, two of which had a combined contract value of approximately $550 million. During fiscal 2010, we renewed a total of 68 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of

$2,146 million. During fiscal 2009, we renewed a total of 68 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $2,471 million. The decrease in the dollar value of the agreements in excess of $10 million was primarily attributable to the large contract renewals that were signed in the second quarter of fiscal 2009. For fiscal 2010, annualized subscription and maintenance bookings decreased $72 million from the prior year period to $1,253 million. The weighted average subscription and maintenance license agreement duration in years decreased slightly from fiscal 2009 to 2010, from 3.61 to 3.54. Although each contract is subject to terms negotiated by the respective parties, management does not currently expect the weighted average duration of contracts to change materially from current levels for end-user contracts.

For fiscal 2009 and 2008, our subscription and maintenance bookings were $4,783 million and $4,110 million, respectively. Subscription and maintenance bookings for fiscal 2009 were favorably affected by an increase in U.S. renewal bookings compared with the prior year period primarily due to the size and duration of the contracts that were renewed in fiscal 2009, partially offset by an unfavorable variance due to foreign exchange. During fiscal 2009, we renewed a total of 68 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $2,471 million. During fiscal 2008, we renewed a total of 61 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $1,396 million. The increase in the dollar value of the agreements in excess of $10 million was primarily attributable to the execution of several large contract extensions with terms of approximately five years in the second quarter of fiscal 2009, two of which had a combined contract value of approximately $550 million. For fiscal 2009, annualized subscription and maintenance bookings decreased $54 million from the prior year period to $1,325 million. The weighted average subscription and maintenance license agreement duration in years increased to 3.61 for fiscal 2009 compared with 2.98 for fiscal 2008 due to an increase in the number and dollar values of contracts executed with contract terms longer than historical averages.

Professional Services
Professional services revenue primarily includes product implementation, customer training and customer education. The revenue decrease for fiscal 2010 compared with fiscal 2009 was primarily a result of our customers’ reduced discretionary spending due to the difficult economic environment.

The revenue decrease for fiscal 2009 compared with fiscal 2008 was primarily due to our concerted efforts to reduce the number of low margin service contracts in all regions, revenue decreases from customer delays in signing professional service contracts due to the difficult economic environment and revenue decreases in the Asia Pacific and Japan (APJ) region, which was due to our decision to stop providing professional services in certain markets in conjunction with our change in that region from a direct to an indirect sales model.

Software Fees and Other
Software fees and other revenue primarily consists of revenue that is recognized on an up-front basis. This includes revenue generated through transactions with distributors and volume partners, value-added resellers and exclusive representatives (sometimes referred to as our “indirect” or “channel” revenue) and certain revenue associated with products sold on an up-front basis. In fiscal 2009 we recorded $5 million under the license agreement we entered into in connection with a litigation settlement entered into with Rocket Software, Inc. (Rocket) that expires in fiscal 2014. In fiscal 2010 we recorded $6 million from a renegotiated payment schedule under this agreement.

Software fees and other revenue increased for fiscal 2010 as compared with fiscal 2009 primarily due to a $39 million increase in revenue associated with acquired new products and existing application management products sold on an up-front basis. Approximately $18 million of these revenues were from products of NetQoS, which was acquired during the third quarter of fiscal 2010.

For fiscal 2009, software fees and other revenue increased from fiscal 2008 primarily due to an $11 million increase in our indirect business revenue and $5 million from the aforementioned settlement agreement we entered into with Rocket partially offset by lower financing fees and other revenue.

Total Revenue by Geography
The following table presents the amount of revenue earned from sales to unaffiliated customers in the United States and international regions and corresponding percentage changes for fiscal 2010, 2009 and 2008.

	FISCAL 2010 COMPARED WITH FISCAL 2009					FISCAL 2009 COMPARED WITH FISCAL 2008
(DOLLARS IN MILLIONS)	2010	% of Total	2009	% of Total	% Change	2009	% of Total	2008	% of Total	% Change
United States	$2,414	55%	$2,291	54%	5%	$2,291	54%	$2,217	52%	3%
International	1,939	45%	1,980	46%	(2)%	1,980	46%	2,060	48%	(4)%

	$4,353	100%	$4,271	100%	2%	$4,271	100%	$4,277	100%	0%

Revenue in the U.S. increased by 5% for fiscal 2010 as compared with fiscal 2009 primarily due to a higher annual value of customer subscription and maintenance contracts. For fiscal 2010, international revenue decreased by approximately 2% as compared with the prior period primarily due to the unfavorable effect from foreign exchange of $32 million.

U.S. revenue increased in fiscal 2009 compared with fiscal 2008 primarily due to growth from higher subscription revenue resulting from subscription agreements executed in prior periods. International revenue decreased in fiscal 2009 compared with fiscal 2008 partially due to the unfavorable effect from foreign exchange of $35 million as well as a $37 million revenue decrease in the APJ region, which was mostly due to our decision to stop providing professional services in certain markets in conjunction with our change in that region from a direct to indirect sales model.

Price changes do not have a material effect on revenue in a given period as a result of our ratable subscription model.

Expenses
The overall decrease in operating expenses for fiscal 2010 compared with fiscal 2009 was primarily due to lower restructuring costs partially offset by increased selling and marketing, general and administrative and other costs.

The overall decrease in operating expenses for fiscal 2009 compared with fiscal 2008 was primarily due to improved cost management and increased operating efficiencies, including personnel and other savings realized from the fiscal 2007 cost reduction and restructuring plan (fiscal 2007 restructuring plan). In addition, there was a favorable effect from foreign exchange of $35 million for fiscal 2009 compared with fiscal 2008.

Costs of Licensing and Maintenance
Costs of licensing and maintenance include technical support, royalties, and other manufacturing and distribution costs. Costs of licensing and maintenance for fiscal 2010 as compared with fiscal 2009 decreased $8 million due to lower royalty fees offset by increases in product support expenses and other costs.

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

Cost of Professional Services
Cost of professional services consists primarily of our personnel-related costs associated with providing professional services and training to customers. For fiscal 2010, cost of professional services decreased as compared with fiscal 2009 primarily due to a $36 million decrease in consulting and personnel costs, mostly related to lower sales volumes, and a $4 million favorable foreign exchange variance. Professional services gross margin for fiscal 2010 was 11% as compared with 14% for fiscal 2009 mostly due to lower utilization rates resulting from the decrease in sales.

The decrease in cost of professional services for fiscal 2009 compared with fiscal 2008 was primarily due to a reduced use of external consultants, reduced personnel costs and our effort to reduce the number of low margin service contracts which resulted in cost reductions due to lower sales volume and margin improvements. As a result of the decreased cost of professional services, the margins on professional services revenue improved to 14% for fiscal 2009 compared with 4% for fiscal 2008.

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

The increases in amortization of capitalized software costs for fiscal 2010 as compared with fiscal 2009 and in fiscal 2009 as compared with fiscal 2008 were principally due to the capitalizable value of projects that have reached technological feasibility in recent periods.

Selling and Marketing
Selling and marketing expenses include costs relating to our sales force, channel partners, corporate and business marketing and customer training programs. The increase in selling and marketing expenses for fiscal 2010 as compared with fiscal 2009 was primarily due to increased personnel costs of $20 million partially from acquired companies and higher commission costs of $30 million resulting from new product sales partially offset by reduced promotion expenses of $21 million, principally attributable to the timing of CA World in fiscal 2009. CA World is our largest periodic promotional and marketing event that takes place approximately every 18 months, which did not occur during fiscal 2010.

Including a $15 million decrease due to foreign exchange, the decline in selling and marketing expenses for fiscal 2009 compared with fiscal 2008 was primarily due to decreases in personnel costs of $48 million, promotion expenses of $26 million, office and IT costs of $14 million and external consulting costs of $11 million in connection with our cost reduction efforts.

General and Administrative
General and administrative expenses include the costs of corporate and support functions, including our executive leadership and administration groups, finance, legal, human resources and corporate communications and other costs, such as provisions for doubtful accounts. For fiscal 2010, general and administrative costs increased $15 million as compared with fiscal 2009 primarily due to $17 million in costs related to the departure of our Chief Executive Officer and the transition to his successor. We also incurred a $12 million increase in costs attributable to acquisitions and other strategic initiatives partially offset by a $7 million reduction in bad debt expenses and other cost reductions.

Including a $4 million decrease due to foreign exchange, general and administrative expenses decreased in fiscal 2009 compared with fiscal 2008 primarily due to lower office and IT costs of $28 million, lower personnel-related expenses of $16 million, lower external consulting costs of $18 million and a reduction in bad debt expenses of $9 million. These decreases were partially offset by a $12 million reduction in general and administrative expenses we recorded in fiscal 2008 due to obligations from prior period acquisitions that were settled for amounts less than originally estimated (refer to Note 2, “Acquisitions,” in the Notes to the Consolidated Financial Statements for additional information).

Product Development and Enhancements
Product development and enhancements expenses for fiscal 2010 decreased from fiscal 2009 primarily due to an increase in resources dedicated to internally developed software for strategic investments in our security, mainframe and infrastructure management products, which are capitalized and reflected in the Capitalized development costs and other intangible assets, net line on the Consolidated Balance Sheets. Mostly offsetting this decrease in expenses were increased personnel costs, an increase in our investment in product development and enhancements for emerging technologies, and a broadening of our enterprise product offerings to build on our portfolio of software and services to meet next-generation market opportunities.

Expenses declined during fiscal 2009 as compared with fiscal 2008 primarily due to the strategic partnership agreement relating to the development of products associated with our Internet Security business and increased capitalization of internally developed software, partially offset by higher personnel costs.

For fiscal 2010, 2009 and 2008, product development and enhancements expenses represented approximately 11%, 11% and 12% of total revenue, respectively.

Depreciation and Amortization of Other Intangible Assets
The increase in depreciation and amortization of other intangible assets for fiscal 2010 as compared with fiscal 2009 was primarily due to the increased value of fixed assets placed into service during fiscal 2010.

The decrease in depreciation and amortization of other intangible assets for fiscal 2009 compared with fiscal 2008 was primarily due to decreased amortization costs of intangible assets relating to prior period acquisitions.

Other Expenses (Gains), net
Other expenses (gains), net includes gains and losses attributable to divested assets, foreign currency exchange rate fluctuations and certain other items.

	YEAR ENDED MARCH 31,
(IN MILLIONS)	2010	2009	2008
(Gains) expenses attributable to divestitures of certain assets and other items	$(1)	$(5)	$1
Fluctuations in foreign currency exchange rates	10	(11)	(28)
Expenses attributable to litigation claims and settlements	5	15	33

Total	$14	$(1)	$6

In fiscal 2010, we recorded net foreign exchange losses of $10 million. The foreign exchange amounts recorded in fiscal 2010 included net losses of $20 million associated with derivative contracts, which we use to mitigate our operating risks and exposure to foreign currency exchange rates. These losses were offset by foreign currency transaction gains due to the weakening of the U.S. dollar against the currencies of other countries in which we conduct our operations.

In fiscal 2009, we recorded net foreign exchange gains of $11 million. The foreign exchange amounts recorded in fiscal 2009 included net gains of $77 million associated with derivative foreign exchange contracts, which we use to mitigate our operating risks and exposure to foreign currency exchange rates. These gains were mostly offset by foreign exchange losses from other operating activities due to the strengthening of the U.S. dollar against the currencies of other countries in which we conduct our operations. During the third quarter of fiscal 2009, we recognized a gain of $5 million associated with our repurchase of $148 million principal amount of our 4.750% Senior Notes.

Restructuring and Other
The Fiscal 2010 Restructuring Plan (Fiscal 2010 Plan) was approved in March 2010. The Fiscal 2007 Restructuring Plan (Fiscal 2007 Plan) was approved in August 2006. For fiscal 2010 and 2009, we incurred expenses of $46 million and $96 million, respectively, primarily related to severance and lease abandonment and termination costs under the Fiscal 2010 and Fiscal 2007 Plans, of which $116 million remained unpaid as of March 31, 2010. The severance portion of the remaining liability balance is included in the “Accrued salaries, wages and commissions” line item on the Consolidated Balance Sheets. The facilities abandonment portion of the remaining liability balance is included in the “Accrued expenses and other current liabilities” and “Other noncurrent liabilities” line items on the Consolidated Balance Sheets. Final payment of these amounts is dependent upon settlement with the works councils in certain international locations and our ability to negotiate lease terminations. (Refer to Note 3, “Restructuring and Other,” in the Notes to the Consolidated Financial Statements for additional information).

During fiscal 2010 and fiscal 2009, we recorded impairment charges of $3 million and $5 million, respectively, for software that was capitalized for internal use but was determined to be impaired. During fiscal 2010, we incurred $3 million in legal fees in connection with matters under review by the Special Litigation Committee (refer to Note 9, “Commitments and Contingencies,” in the Notes to the Consolidated Financial Statements for additional information).

In the first quarter of fiscal 2008, we incurred a $4 million expense related to a loss on the sale of an investment in marketable securities associated with the closure of an international location. During fiscal 2008, we incurred $12 million in legal fees in connection with matters under review by the Special Litigation Committee.

Interest Expense, net
The increase in interest expense, net for fiscal 2010 as compared with fiscal 2009 was primarily due to a decline in short-term interest rates which reduced interest income earned on cash balances.

The decrease in interest expense, net for fiscal 2009 compared with fiscal 2008 was primarily due to decreased interest expenses as a result of the repayment of our $350 million 6.500% Senior Notes due April 2008 (the fiscal 1999 Senior Notes) and partial repurchase of our 4.750% Senior Notes due December 2009.

Refer to the “Liquidity and Capital Resources” section of this MD&A and Note 8, “Debt,” in the Notes to the Consolidated Financial Statements for additional information.

Income Taxes
Our effective tax rate was approximately 34%, 37% and 38%, for fiscal 2010, 2009 and 2008, respectively.

The reduction in the effective tax rate for fiscal 2010, as compared with fiscal 2009, resulted primarily from the net charge incurred in fiscal 2009 that did not reoccur in fiscal 2010, which when taken together with fiscal 2010 reconciliations of tax returns to tax provisions, resolutions of uncertain tax positions relating to non-U.S. jurisdictions and refinements of estimates ascribed to tax positions taken in prior periods relating to our international tax profile, resulted in a net benefit of $10 million for fiscal 2010 and, in our view, continues our efforts to improve our long term tax profile.

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

The income tax provision recorded for fiscal 2008 included charges of $26 million associated with certain corporate income tax rate reductions enacted in various non-U.S. tax jurisdictions (with corresponding impacts on our net deferred tax assets). As enacted income tax rates decline, the future value of the deferred tax assets declines, giving rise to a charge through the corporate income tax provision in the current period. Accordingly, deferred tax assets were adjusted to reflect the enacted rates in effect when the temporary items are expected to reverse.

No provision has been made for U.S. federal income taxes on $1,067 million and $958 million as of March 31, 2010 and 2009, respectively, of unremitted earnings of our foreign subsidiaries since we plan to permanently reinvest all such earnings outside the U.S. It is not practicable to determine the amount of tax associated with such unremitted earnings.

Refer to Note 10, “Income Taxes,” in the Notes to the Consolidated Financial Statements for additional information.

Selected Quarterly Information.

	FISCAL 2010 QUARTER ENDED
(IN MILLIONS, EXCEPT PER SHARE AND PERCENTAGE AMOUNTS)	JUNE. 30	SEPT. 30	DEC. 31	MAR. 31	TOTAL

Revenue	$1,050	$1,072	$1,128	$1,103	$4,353
Percentage of annual revenue	24%	25%	26%	25%	100%
Cost of licensing and maintenance	$66	$73	$73	$86	$298
Cost of professional services	$67	$59	$67	$68	$261
Amortization of capitalized software costs	$34	$34	$34	$38	$140
Net income(1)	$195	$218	$257	$101	$771
Basic income per share	$0.37	$0.42	$0.49	$0.20	$1.48
Diluted income per share	$0.37	$0.41	$0.49	$0.19	$1.47

	FISCAL 2009 QUARTER ENDED
(IN MILLIONS, EXCEPT PER SHARE AND PERCENTAGE AMOUNTS)	JUNE 30	SEPT. 30	DEC. 31	MAR. 31	TOTAL

Revenue	$1,087	$1,107	$1,042	$1,035	$4,271
Percentage of annual revenue	26%	26%	24%	24%	100%
Cost of licensing and maintenance	$75	$80	$70	$73	$298
Cost of professional services	$79	$84	$76	$68	$307
Amortization of capitalized software costs	$31	$29	$31	$34	$125
Net income(2)	$196	$202	$208	$65	$671
Basic income per share	$0.38	$0.39	$0.40	$0.13	$1.29
Diluted income per share	$0.37	$0.39	$0.39	$0.13	$1.29

(1)	Includes after-tax charges of $29 million for severance and other expenses in connection with restructuring plans for the quarter ended March 31, 2010. Refer to “Restructuring and Other” within the Results of Operations section of this MD&A for additional information. Also includes a net charge of $24 million from certain tax items and $8 million attributable to tax rate changes, recorded during the quarter ended March 31, 2010.

(2)	Includes after-tax charges of $58 million for severance and other expenses in connection with restructuring plans for the quarter ended March 31, 2009. Refer to “Restructuring and Other” within the Results of Operations section of this MD&A for additional information. Also includes a net charge of $16 million from certain tax items and $25 million attributable to refinements of tax positions taken in prior periods, recorded during the quarter ended March 31, 2009.

Liquidity and Capital Resources
Our cash balances, including cash equivalents, are held by numerous subsidiaries throughout the world, with 46% residing outside the United States at March 31, 2010. Cash and cash equivalents totaled $2,583 million as of March 31, 2010, representing a decrease of $129 million from the March 31, 2009 balance of $2,712 million.

We expect that existing cash and cash equivalents, the availability of borrowings under existing and renewable credit lines, and cash expected to be provided from operations will be sufficient to meet ongoing cash requirements.

We expect to use existing cash balances and future cash generated from operations to fund capital spending, financing activities such as the repayment of our debt balances as they mature, the payment of dividends, and the potential repurchase of shares of common stock in accordance with any plans approved by our Board of Directors, as well as our continued investment in our enterprise resource planning implementation and future acquisitions.

Sources and Uses of Cash
Cash generated by operating activities, which represents our primary source of liquidity, increased $148 million in fiscal 2010 to $1,360 million from $1,212 million in fiscal 2009. For fiscal 2010, accounts receivable decreased by $9 million, excluding the effect of foreign exchange, compared with a decline in the comparable prior year period of $199 million. For fiscal 2010, accounts payable, accrued expenses and other liabilities decreased $21 million, excluding the effect of foreign exchange, compared with a decrease in the comparable prior year period of $75 million.

Under our subscription and maintenance agreements, customers generally make installment payments over the term of the agreement, often with one payment due at contract execution, for the right to use our software products and receive product support, software fixes and new products when available. The timing and actual amounts of cash received from committed customer installment payments under any specific agreement can be affected by several factors, including the time value of money and the customer’s credit rating. Often, the amount received is the result of direct negotiations with the customer when establishing pricing and payment terms. In certain instances, the customer negotiates a price for a single installment payment and seeks its own internal or external financing sources. In other instances, we may assist the customer by arranging financing on the customer’s behalf through a third party financial institution. Alternatively, we may decide to transfer our rights to the future committed installment payments due under the license agreement to a third party financial institution in exchange for a cash payment. Once transferred, the future committed installments are payable by the customer to the third party financial institution. Whether the future committed installments have been financed directly by the customer with our assistance or by the transfer of our rights to future committed installments to a third party, such financing agreements may contain limited recourse provisions with respect to our continued performance under the license agreements. Based on our historical experience, we believe that any liability that we may incur as a result of these limited recourse provisions will be immaterial.

Amounts billed or collected as a result of a single installment for the entire contract value, or a substantial portion of the contract value, rather than being invoiced and collected over the life of the license agreement are reflected in the liability section of the Consolidated Balance Sheets as “Deferred revenue (billed or collected).” Amounts received from either the customer or a third-party financial institution in the current period that are attributable to later years of a license agreement have a positive effect on billings and cash provided by operating activities. Accordingly, to the extent such collections are attributable to the later years of a license agreement, billings and cash provided by operating activities during the license’s later years will be lower than if the payments were received over the license term. We are unable to predict with certainty the amount of cash to be collected from single installments for the entire contract value, or a substantial portion of the contract value, under new or renewed license agreements to be executed in future periods.

For fiscal 2010, gross receipts related to single installments for the entire contract value, or a substantial portion of the contract value, were $484 million, compared with $526 million in fiscal 2009.

Cash provided by operating activities typically increases in each consecutive quarter throughout the fiscal year in accordance with our bookings cycle, with the fourth quarter being the highest and the first quarter being the lowest. The timing of net cash provided by operating activities during the fiscal year is also affected by many other factors, including the timing of any customer financing or transfer of our interest in contractual installments and the level and timing of expenditures.

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

Our estimate of the fair value of net installment accounts receivable recorded for license agreements signed prior to October 2000 (the prior business model) approximates carrying value. See “Critical Accounting Policies and Estimates” for additional information regarding the prior business model.

Amounts due from customers under our subscription license model are offset by deferred revenue related to these license agreements, leaving no or minimal net carrying value for such amounts. The fair value of such amounts may exceed, equal, or be less than this carrying value but cannot be practically assessed since there is no existing market for a pool of customer receivables with contractual commitments similar to those owned by us. The actual fair value may not be known until these amounts are sold, securitized or collected. Although these customer license agreements commit the customer to payments under a fixed schedule, to the extent amounts are not yet due and payable by the customer, the agreements are considered executory in nature due to our ongoing commitment to provide maintenance and unspecified future software products as part of the agreement terms. For further information on our installment accounts receivable, refer to Note 6, “Trade and Installment Accounts Receivable” in the Notes to the Consolidated Financial Statements.

We can estimate the total amounts to be billed from committed contracts, referred to as our billings backlog, and the total amount to be recognized as revenue from committed contracts, referred to as our revenue backlog.

	MARCH 31,	MARCH 31,
(IN MILLIONS)	2010	2009

Billings Backlog:
Amounts to be billed — current	$1,891	$1,719
Amounts to be billed — noncurrent	2,696	2,228

Total billings backlog	$4,587	$3,947

Revenue Backlog:
Revenue to be recognized within the next 12 months — current	$3,531	$3,295
Revenue to be recognized beyond the next 12 months — noncurrent	4,679	4,083

Total revenue backlog	$8,210	$7,378

Deferred revenue (billed or collected)	$3,623	$3,431
Total billings backlog	4,587	3,947

Total revenue backlog	$8,210	$7,378

Note: Revenue Backlog includes deferred subscription, maintenance and professional services revenue

We can also estimate the total cash to be collected in the future from committed contracts, referred to as our “Expected future cash collections,” by adding the total billings backlog to the current and noncurrent Trade and Installment Accounts Receivable, which represent amounts already billed but not collected, from our Consolidated Balance Sheets.

	MARCH 31,	MARCH 31,
(IN MILLIONS)	2010	2009

Expected future cash collections:
Total billings backlog	$4,587	$3,947
Trade and installment accounts receivable — current, net	931	839
Installment accounts receivable — noncurrent, net	46	128

Total expected future cash collections	$5,564	$4,914

The increases in our current and non-current revenue and billings backlogs as well as our expected future cash collections were driven by the increased committed value associated with customer contracts. Revenue to be recognized in the next 12 months increased 7% at March 31, 2010 as compared with March 31, 2009. Excluding the effect of foreign exchange, revenue to be recognized in the next 12 months increased by 4% at March 31, 2010 as compared with March 31, 2009.

Unbilled amounts relating to subscription licenses are mostly collectible over a period of one to five years. As of March 31, 2010, on a cumulative basis, 41%, 71%, 88%, 98%, and 100% of amounts due from customers recorded under our business model come due within fiscal 2011 through 2015, respectively.

Cash Generated by Operating Activities

	YEAR ENDED MARCH 31,			$ CHANGE
(IN MILLIONS)	2010	2009	2008	2010/2009	2009/2008

Cash collections from billings(1)	$4,770	$4,735	$4,960	$35	$(225)
Vendor disbursements and payroll(1)	(2,996)	(3,112)	(3,324)	116	212
Income tax payments	(329)	(351)	(374)	22	23
Other disbursements, net(2)	(85)	(60)	(159)	(25)	99

Cash generated by operating activities	$1,360	$1,212	$1,103	$148	$109

(1)	Amounts include VAT and sales taxes.

(2)	Amounts include interest, restructuring and miscellaneous receipts and disbursements.

Fiscal Year 2010 versus Fiscal Year 2009
Operating Activities:
Cash generated by operating activities for fiscal 2010 was $1,360 million, representing an increase of $148 million compared with fiscal 2009. The increase was driven primarily by lower vendor disbursements and payroll of $116 million which was mostly due to decreased operating costs.

Investing Activities:
Cash used in investing activities for fiscal 2010 was $888 million compared with $284 million for fiscal 2009. The increase in cash used in investing activities was primarily due to the increase in acquisition related costs of $541 million and an increase in capitalized software development costs of $59 million from the reallocation of resources previously spent on maintenance to new development projects and incremental development expenditures on acquired products and other strategic investments.

Financing Activities:
Cash used in financing activities for fiscal 2010 was $705 million compared with $759 million in fiscal 2009. The primary changes in cash used in financing activities were an increase in debt repayments of $525 million and an increase in repurchases of our common stock of $223 million, offset by $744 million of debt borrowings, net of debt issuance costs of $6 million and proceeds of $61 million received from the exercise of a call spread option associated with our 1.625% Convertible Senior Notes due December 2009.

During fiscal 2009, we repaid the remaining $350 million principal amount of our 6.500% Senior Notes that was due and we also repurchased $148 million principal amount of our 4.750% Senior Notes due 2009 at a price of $143 million in cash. Refer to the “Debt Arrangements” table below for additional information about our debt balances at March 31, 2010.

Fiscal Year 2009 versus Fiscal Year 2008
Operating Activities:
Cash generated by operating activities for fiscal 2009 was $1,212 million, representing an increase of $109 million compared with fiscal 2008. The increase was primarily due to a reduction of $212 million in vendor disbursements and payroll due to increased operating efficiencies and $78 million received from settlements of derivative contracts primarily resulting from the strengthening of the U.S. dollar against the euro. The amounts received from the settlements of derivative contracts were mostly offset by the reduced value in dollars of net cash received due to foreign exchange movements. These increases were partially offset by a $225 million decrease in cash collections from billings, mostly due to a $115 million decrease in single installment payments.

Investing Activities:
Cash used in investing activities for fiscal 2009 was $284 million compared with $219 million for fiscal 2008. Increases in cash paid for acquisitions, net of cash acquired, and capitalized software development costs of $49 million and $17 million, respectively, and a $27 million reduction due to proceeds from a sale-leaseback transaction that were realized in fiscal 2008 that did not recur in fiscal 2009. These increases were partially offset by reduced purchases of property and equipment of $34 million.

Financing Activities:
Cash used in financing activities for fiscal 2009 was $759 million compared with $572 million in fiscal 2008. The increase in cash used in financing activities was primarily due to the partial repayment of $324 million principal amount of our 4.750% Senior Notes due 2009 during the second half of fiscal 2009. In addition, during the first quarter of fiscal 2009, we repaid the remaining $350 million principal amount of our 6.500% Senior Notes that was due and payable at that time. Refer to the “Debt Arrangements” table below for additional information concerning our outstanding debt balances at March 31, 2009. Partially offsetting the debt repayments in fiscal 2009 was a decrease in common stock repurchases. During fiscal 2009, we repurchased $4 million of our own common stock, compared with $500 million in fiscal 2008.

As of March 31, 2010 and 2009, our debt arrangements consisted of the following:

	MARCH 31, 2010		MARCH 31, 2009
	MAXIMUM	OUTSTANDING	MAXIMUM	OUTSTANDING
(IN MILLIONS)	AVAILABLE	BALANCE	AVAILABLE	BALANCE

Debt Arrangements:
2008 Revolving Credit Facility (expires August 2012)	$1,000	$250	$1,000	$750
5.375% Senior Notes due November 2019	—	750	—	—
1.625% Convertible Senior Notes due December 2009, net of debt amortization amount of $29 million	—	—	—	431
4.750% Senior Notes due December 2009	—	—	—	176
6.125% Senior Notes due December 2014	—	501	—	500
International line of credit	25	—	25	—
Capital lease obligations and other	—	44	—	51

Total		$1,545		$1,908

During fiscal 2010, we repaid $500 million of borrowing under our 2008 Revolving Credit Facility, which expires in August 2012, $176 million of our 4.750% Senior Notes due December 2009, and $520 million of our 1.625% Convertible Senior Notes (1.625% Notes), of which approximately $460 million was for the outstanding principal of the debt and approximately $60 million was for the in-the-money conversion feature. The $60 million was recorded in “Additional paid-in capital” in the Consolidated Balance Sheet. These repayments are included in “Net cash used in financing activities” in the Consolidated Statement of Cash Flows for fiscal 2010.

Concurrent with the original issuance of the 1.625% Notes in 2002, we entered into call spread repurchase option transactions (1.625% Notes Call Spread) to partially mitigate potential dilution from the conversion of the 1.625% Notes. We exercised the 1.625% Notes Call Spread in December 2009, resulting in option proceeds of approximately $61 million, which was recorded in “Additional paid-in capital” in the Consolidated Balance Sheet at March 31, 2010 and is included in “Net cash used in financing activities” in the Consolidated Statement of Cash Flows for fiscal 2010.

During fiscal 2010, we issued approximately $750 million principal amount of 5.375% Senior Notes due 2019 (the 5.375% Senior Notes). The net proceeds of the offering were approximately $738 million, after being issued at a discount of $6 million and deducting expenses, underwriting discounts and commissions of $6 million, all of which will be amortized over the term of the 5.375% Senior Notes. As of March 31, 2010, the principal amount of the 5.375% Senior Notes of $744 million, net of unamortized debt discount of $6 million, is included in the “Long-term debt, net of current portion” line item in the Consolidated Balance Sheet.

During fiscal 2010, we entered into three $100 million notional amount interest rate swap transactions to swap a portion of our fixed interest rate payments from our 6.125% Senior Notes due December 2014 into floating interest rate payments through December 1, 2014. Under the terms of the swaps, we will pay quarterly interest at rates of 2.915%, 2.779% and 2.999% on the first, second and third swap, respectively, plus the three-month LIBOR rate, and will receive interest payments at 5.625%, which is consistent with the original stated coupon at issuance. The LIBOR based rate is set quarterly three months prior to the date of the interest payment. The change in the fair value of the interest rate swaps from inception to March 31, 2010 was approximately $1 million and is reflected in “Other current assets” in the Consolidated Balance Sheet. The carrying value of the debt was adjusted by an equal and offsetting amount.

As of March 31, 2010, the Company’s senior unsecured notes were rated Baa3, BBB, and BBB by Moody’s Investors Service (Moody’s), Standard and Poor’s (S&P) and Fitch Ratings (Fitch), respectively.

As of March 31, 2010 the outlook on these unsecured notes is rated stable by all three rating agencies.

For further information on our debt balances, refer to Note 8, “Debt,” in the Notes to the Consolidated Financial Statements.

Stock Repurchases
During fiscal 2010, we entered into brokerage arrangements with third-party financial institutions to purchase our common stock in the open market on our behalf. We acquired approximately 10.0 million shares of our common stock for approximately $227 million under these arrangements during fiscal 2010. As of March 31, 2010, we were authorized to purchase an aggregate amount of up to approximately $19 million of additional shares of common stock under our current stock repurchase program. The remaining authorized amount of approximately $19 million was repurchased during April 2010, which completed the stock repurchase program authorized by our Board of Directors on October 29, 2008.

On May 12, 2010, our Board of Directors approved a stock repurchase program that authorized us to acquire up to $500 million of our common stock. We will fund the program with available cash on hand and repurchase shares on the open market from time to time based on market conditions and other factors.

Dividends
We have paid cash dividends each year since July 1990. For fiscal 2010, 2009 and 2008, we paid annual cash dividends of $0.16 per share, which have been paid out in quarterly installments of $0.04 per share as and when declared by our Board of Directors. Total cash dividends paid was $83 million, $83 million and $82 million for fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

Effect of Exchange Rate Changes
There was a $104 million favorable effect to our cash balances in fiscal 2010 predominantly due to the weakening of the U.S. dollar against the Australian dollar, Brazilian real and Canadian dollar of 32%, 29% and 24%, respectively. There was a $252 million unfavorable effect to our cash balances in fiscal 2009 predominantly due to the strengthening of the U.S. dollar against the euro, British pound, Australian dollar, Brazilian real and Canadian dollar of 16%, 28%, 24%, 24% and 19%, respectively.

Off-Balance Sheet Arrangements
Prior to fiscal 2001, we sold individual accounts receivable to a third party subject to certain recourse provisions. The outstanding principal balance subject to recourse of these receivables approximated $21 million and $38 million as of March 31, 2010 and 2009, respectively.

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

The following table summarizes our contractual arrangements as of March 31, 2010 and the timing and effect that such commitments are expected to have on our liquidity and cash flow in future periods. In addition, the table summarizes the timing of payments on our debt obligations as reported on our Consolidated Balance Sheets as of March 31, 2010.

	PAYMENTS DUE BY PERIOD
		LESS THAN	1-3	3-5	MORE THAN
(IN MILLIONS)	TOTAL	1 YEAR	YEARS	YEARS	5 YEARS
Contractual Obligations
Long-term debt obligations (inclusive of interest)	$2,077	$74	$403	$648	$952
Operating lease obligations(1)	589	110	160	115	204
Purchase obligations	89	53	20	14	2
Other obligations(2)	150	57	61	22	10

Total	$2,905	$294	$644	$799	$1,168

(1)	The contractual obligations for noncurrent operating leases exclude sublease income totaling $25 million expected to be received in the following periods: $10 million (less than 1 year); $11 million (1 — 3 years); $3 million (3 — 5 years); and $1 million (more than 5 years).

(2)	Includes $3 million of estimated liabilities for unrecognized tax benefits under the “less than 1 year” column for amounts that are estimated to be settled within one year of the balance sheet date. In addition, $398 million of estimated liabilities for unrecognized tax benefits are excluded from the contractual obligations table because a reasonable estimate of when such amounts will become payable could not be made.

As of March 31, 2010, we have no material capital lease obligations, either individually or in the aggregate.

Critical Accounting Policies and Estimates
We review our financial reporting and disclosure practices and accounting policies quarterly to help ensure that they provide accurate and transparent information relative to the current economic and business environment. Note 1, “Significant Accounting Policies” in the Notes to the Consolidated Financial Statements contains a summary of the significant accounting policies that we use. Many of these accounting policies involve complex situations and require a high degree of judgment, either in the application and interpretation of existing accounting literature or in the development of estimates that effect our financial statements. On an ongoing basis, we evaluate our estimates and judgments based on historical experience as well as other factors that we believe to be reasonable under the circumstances. These estimates may change in the future if underlying assumptions or factors change.

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

Under our subscription model, implemented in October 2000, software license agreements typically combine the right to use specified software products, the right to maintenance, and the right to receive and use unspecified future software products for no additional fee during the term of the agreement. For these subscription licenses we are required under GAAP to recognize revenue ratably over the term of the license agreement once all four of the following revenue recognition criteria are met: (1) we have evidence of an arrangement with a customer; (2) we deliver the specified products; (3) license agreement terms are fixed or determinable and free of contingencies or uncertainties that may alter the agreement such that it may not be complete and final; and (4) collection is probable.

Our subscription customers generally make installment payments for the right to use our software products over the term of the associated software license agreement. While the timing of revenue recognition is affected by the offering of unspecified future software products, it generally has not changed the timing of how we bill and collect cash from customers and as a result, our cash generated from operations has generally not been affected by the offering of unspecified future software products. For license agreements signed under the prior business model, once all four of the above noted revenue recognition criteria were met, software license fees were recognized as revenue generally when the software was delivered to the customer, or “up-front” (as the contracts did not include a right to unspecified future software products), and the maintenance fees were deferred and subsequently recognized as revenue over the term of the license.

Revenue from professional service arrangements is generally recognized as the services are performed. Revenue and costs from committed professional services that are sold as part of a software license agreement are deferred and recognized on a ratable basis over the life of the related software transaction. Vendor-specific objective evidence (VSOE) of the fair value of professional services is established based on daily rates when sold on a stand-alone basis. If it is not probable that a project will be completed or the payment will be received, revenue is deferred until the uncertainty is removed.

Software fees and other revenue primarily consist of revenue from the sale of perpetual software licenses that do not include the right to unspecified software products on a stand-alone basis or in a bundled arrangement where VSOE exists for any undelivered elements. This includes revenue generated through transactions with distributors and volume partners, value added resellers and exclusive representatives (sometimes referred to as the Company’s “indirect” or “channel” revenue) and certain revenue associated with new or acquired products sold on an up-front basis. For bundle arrangements that include either maintenance or both maintenance and professional services, we use the residual method to determine the amount of license revenue to be recognized. Under the residual method, consideration is allocated to undelivered elements based upon VSOE of the fair value of those elements, with the residual of the arrangement fee allocated to and recognized as license revenue. We have established VSOE of the fair value of maintenance from either contractually stated renewal rates or using the bell-shaped curve method.

In the event that agreements with our customers are executed in close proximity of the other license agreements with the same customer, we evaluate whether the separate arrangements are linked, and, if so, are considered a single multi-element arrangement for which revenue is recognized ratably as “Subscription and maintenance revenue” in the Consolidated Statements of Operations.

Some of our revenue from software licenses, including some newly developed and recently acquired products, is recognized on an up-front basis, subject to meeting the same revenue recognition criteria as described above. Software fees from such licenses are recognized up-front and are reported in the “Software fees and other” line item in the Consolidated Statements of Operations. Maintenance fees from such licenses are recognized ratably over the term of the license and are reported in the “Subscription and maintenance revenue” line item in the Consolidated Statements of Operations. License agreements under which software fees are recognized up-front do not include the right to receive unspecified future software products.

Our historical practice with respect to newly acquired products with established VSOE of fair value has been to record revenue initially on the acquired company’s systems, generally under an up-front model; and, starting within the first fiscal year after the acquisition, to enter new licenses for such products under our subscription model, following which revenue is recognized ratably and recorded as “Subscription and maintenance revenue.” More recently, we have been selling some of our products without the right to receive unspecified future software products in certain instances. The software license fees from these contracts are recorded on an up-front basis as “Software fees and other” as described above. Selling such licenses under an up-front model will result in higher total revenue in a reporting period than if such licenses were based on our subscription model and the associated revenue recognized ratably.

We are unable to establish VSOE of fair value for all undelivered elements in license agreements that include software products for which maintenance pricing is based on both discounted and undiscounted license list prices and arrangements that contain rights to unspecified future software products. If VSOE of fair value of one or more undelivered elements does not exist, license revenue is deferred and recognized upon delivery of those elements or when VSOE of fair value can be established. When the license includes the right to receive unspecified future software products, license revenue is recognized ratably over the term of the arrangement as VSOE does not exist for the future unspecified software products.

Revenue from sales to distributors and volume partners, value added resellers and exclusive representatives commences when all four of the revenue recognition criteria noted above are met and when these entities sell the software product to their customers. This is commonly referred to as the sell-through method.

We have an established business practice of offering installment payment options to customers and a history of successfully collecting substantially all amounts due under such agreements. We assess collectability based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If, in our judgment, collection of a fee is not probable, we will not recognize revenue until the uncertainty is removed through the receipt of cash payment.

Our standard licensing agreements include a product warranty provision for all products. The likelihood that we will be required to make refunds to customers under such provisions is considered remote.

Under the terms of substantially all of our license agreements, we have agreed to indemnify customers for costs and damages arising from claims against such customers based on, among other things, allegations that our software products infringe the intellectual property rights of a third-party. In most cases and where legally enforceable, the indemnification is limited to the amount paid by the customer. In most cases, in the event of an infringement claim, we retain the right to (i) procure for the customer the right to continue using the software product; (ii) replace or modify the software product to eliminate the infringement while providing substantially equivalent functionality; or (iii) if neither (i) nor (ii) can be reasonably achieved, we may terminate the license agreement and refund to the customer a pro-rata portion of the fees paid. We consider the likelihood that we will be required to make refunds to customers under such provisions to be remote.

Accounts Receivable
The allowance for doubtful accounts is a valuation account used to reserve for the potential impairment of accounts receivable on the Consolidated Balance Sheets. In developing the estimate for the allowance for doubtful accounts, we rely on several factors, including:

•	Historical information, such as general collection history of multi-year software agreements;

•	Current customer information and events, such as extended delinquency, requests for restructuring, and filings for bankruptcy;

•	Results of analyzing historical and current data; and

•	The overall macroeconomic environment.

The allowance includes two components: (a) specifically identified receivables that are reviewed for impairment when, based on current information, we do not expect to collect the full amount due from the customer; and (b) an allowance for losses inherent in the remaining receivable portfolio based on historical activity.

Income Taxes
We account for income taxes under the asset and liability method. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, along with net operating losses and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect on deferred tax assets and liabilities of a change in tax rates in income in the period that includes the enactment date.

We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. We utilize a “more likely than not” threshold for the recognition and derecognition of tax positions and measure positions accordingly. We reflect changes in recognition or measurement in a period in which the change in judgment occurs. We record interest and penalties related to uncertain tax positions in income tax expense.

Goodwill, Capitalized Software Products, and Other Intangible Assets
GAAP requires an impairment-only approach to accounting for goodwill and other intangibles with an indefinite life. Absent any prior indicators of impairment, we perform an annual impairment analysis during the fourth quarter of our fiscal year. We evaluate goodwill impairment based on a single reporting unit.

The goodwill impairment model is a two-step process. The first step is used to identify potential impairment by comparing the fair value of a reporting unit with its net book value (or carrying amount), including goodwill. If the fair value exceeds the carrying amount, goodwill of the reporting unit is not considered to be impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination; that is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

The fair value of a reporting unit under the first step of the goodwill impairment test is measured using the quoted market price method. Determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant effect on whether an impairment charge is recognized and the magnitude of any such charge. These estimates are subject to review and approval by senior management. This approach uses significant assumptions, including projected future cash flow, the discount rate reflecting the risk inherent in future cash flow, and a terminal growth rate. We performed our annual assessment of goodwill during the fourth quarter of fiscal 2010 and concluded that no impairment charge was required.

The carrying values of capitalized software products, for purchased software, internally developed software and other intangible assets are reviewed on a regular basis to ensure that any excess of the carrying value over the net realizable value is written off. The facts and circumstances considered include an assessment of the net realizable value for capitalized software products and the future recoverability of the cost of other intangible assets as of the balance sheet date. It is not possible for us to predict the likelihood of any possible future impairments or, if such an impairment were to occur, the magnitude thereof.

Intangible assets with finite useful lives are subject to amortization over the expected period of economic benefit to us. We evaluate the remaining useful lives of intangible assets to determine whether events or circumstances have occurred that warrant a revision to the remaining amortization period. In cases where a revision to the remaining amortization period is deemed appropriate, the remaining carrying amounts of the intangible assets are amortized over the revised remaining useful life.

Accounting for Business Combinations
The allocation of the purchase price for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired, including in-process research and development, and liabilities assumed based on their respective fair values.

Product Development and Enhancements
GAAP specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established and assumptions are used that reflect our best estimates. If other assumptions had been used in the current period to estimate technological feasibility, the reported product development and enhancement expense could have been affected. Annual amortization of capitalized software costs is the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life of the software product, generally estimated to be five years from the date the product became available for general release to customers. We amortize capitalized software costs using the straight-line method.

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

As described in Note 11, “Stock Plans,” in the Notes to the Consolidated Financial Statements, performance share units (PSUs) are awards under the long-term incentive programs for senior executives where the number of shares or restricted shares, as applicable, ultimately received by the employee depends on Company performance measured against specified targets and will be determined after a three-year or one-year period, as applicable. The fair value of each award is estimated on the date that the performance targets are established based on the fair value of our stock and our estimate of the level of achievement of our performance targets. We are required to recalculate the fair value of issued PSUs each reporting period until the underlying shares are granted. The adjustment is based on the quoted market price of our stock on the reporting period date. Each quarter, we compare the actual performance we expect to achieve with the performance targets.

Legal Contingencies
We are currently involved in various legal proceedings and claims. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any legal proceeding or claim is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of the probability of a loss and the determination as to whether the amount of loss is reasonably estimable. Due to the uncertainties related to these matters, the decision to record an accrual and the amount of accruals recorded are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending litigation and claims, and may revise our estimates. Such revisions could have a material effect on our results of operations. Refer to Note 9, “Commitments and Contingencies,” in the Notes to the Consolidated Financial Statements for a description of our material legal proceedings.

New Accounting Pronouncements
In September 2009, the Financial Accounting Standards Board (FASB) ratified Accounting Standards Codification (ASC) Accounting Standards Update (ASU) 2009-13 (previously Emerging Issues Task Force (EITF) Issue No. 08-1, Revenue Arrangements with Multiple Deliverables). ASU 2009-13 superseded EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables,” and addresses criteria for separating the consideration in certain multiple-element arrangements. ASU 2009-13 will require companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of VSOE or other third-party evidence of the selling price. ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption will be permitted. The adoption of ASU 2009-13 will not have a material effect on our consolidated results of operations or financial condition.

In September 2009, the FASB ratified ASC ASU 2009-14 (previously EITF No. 09-3, Certain Revenue Arrangements That Include Software Elements). ASU 2009-14 modifies the scope of software revenue recognition to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. ASU 2009-14 has an effective date that is consistent with ASU 2009-13. The adoption of ASU 2009-14 will not have a material effect on our consolidated results of operations or financial condition.

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

As of March 31, 2010, our outstanding debt was $1,545 million, all of which was in fixed rate obligations except for our 2008 Revolving Credit Facility which had a $250 million balance as of March 31, 2010 (Refer to Note 8, “Debt,” in the Notes to the Consolidated Financial Statements for additional information).

During fiscal year 2009, we entered into interest rate swaps with a total notional value of $250 million to hedge the variable interest rate payments relating to the 2008 Revolving Credit Facility. These derivatives are designated as cash flow hedges. Under the terms of the interest rate swaps, we will pay interest at an annualized rate of 2.70% and 2.95% and receive interest payment at the one month LIBOR rate.

During fiscal 2010, we entered into three interest rate swap transactions to swap a total of $300 million of our 6.125% Senior Notes (the 6.125% Notes) due December 2014 into floating interest rate debt through December 1, 2014. Under the terms of the swaps, we will pay quarterly interest at a rate of 2.915%, 2.779% and 2.999% on the first, second and third swap, respectively, plus the three month LIBOR rate, and will receive payment at 5.625%. The LIBOR base rate is set quarterly three months prior to date of the interest payment. The change in the fair value of the interest rate swaps from inception to March 31, 2010 was approximately $1 million and is reflected in “Other current assets” in the Consolidated Balance Sheets. The carrying value of the debt was adjusted by an equal and offsetting amount. Each 25 basis point increase or decrease in interest rates would have a corresponding effect on the annual interest expense related to our interest rates swaps that relate to the 6.125% Notes of less than $1 million as of March 31, 2010.

Foreign Currency Exchange Risk
We conduct business on a worldwide basis through subsidiaries in 46 countries and, as such, a portion of our revenues, earnings and net investments in foreign affiliates is exposed to changes in foreign exchange rates. We seek to manage our foreign exchange risk in part through operational means, including managing expected local currency revenues in relation to local currency costs and local currency assets in relation to local currency liabilities. In October 2005, our Board of Directors adopted our Risk Management Policy and Procedures, which authorize us to manage, based on management’s assessment, our risks and exposures to foreign currency exchange rates through the use of derivative financial instruments (e.g., forward contracts, options and swaps) or other means. We only use derivative financial instruments in the context of hedging and do not use them for speculative purposes.

During fiscal 2010 and 2009, we did not designate our foreign exchange derivatives as hedges. Accordingly, all foreign exchange derivatives are recognized on the Consolidated Balance Sheets at fair value and unrealized or realized changes in fair value from these contracts are recorded as “Other expenses (gains), net” in our Consolidated Statements of Operations. Refer to Note 4, “Derivatives and Fair Value Measurement,” for additional information regarding our derivative activities.

If foreign currency exchange rates affecting our business weakened by 10% on an overall basis in comparison to the U.S. dollar, the amount of cash and cash equivalents we would report in U.S. dollars would decrease by approximately $119 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our Consolidated Financial Statements are included in Part IV, Item 15 of this Annual Report on Form 10-K and are incorporated herein by reference.

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

Management conducted its evaluation of the effectiveness of internal control over financial reporting as of March 31, 2010 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s evaluation included the design of the Company’s internal control over financial reporting and the operating effectiveness of the Company’s internal control over financial reporting. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of the end of the period covered by this report.

The Company’s independent registered public accounting firm, KPMG LLP, have audited the effectiveness of the Company’s internal control over financial reporting as stated in their report which appears on page 52 of this Form 10-K.

(c) Changes in Internal Control Over Financial Reporting
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

In the second quarter of fiscal year 2010, the Company began the migration of certain financial and sales processing systems to an enterprise resource planning (ERP) system in its Europe, Middle East and Africa region. The changes in the Company’s internal control over financial reporting associated with this ERP implementation continued during the fourth quarter of fiscal year 2010.

ITEM 9B. OTHER INFORMATION.

Not applicable

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this Item that will appear under the headings “Election of Directors,” “Litigation Involving Directors and Executive Officers,” “Nominating Procedures,” “Board Committees and Meetings,” “Communications with Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy statement to be filed with the SEC relating to our 2010 Annual Meeting of Stockholders is incorporated herein by reference. Also, refer to Part I under the heading “Executive Officers of the Registrant” for information concerning our executive officers.

We maintain a “code of ethics” (within the meaning of Item 406 of the SEC’s Regulation S-K) entitled “CA Code of Conduct: Information and Resource Guide” (Code of Conduct). Our Code of Conduct is applicable to all employees and directors, including our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. Our Code of Conduct is available on our website at www.ca.com/investor. Any amendment or waiver to the “code of ethics” provisions of our Code of Conduct that applies to our directors or executive officers will be included in a report filed with the SEC on Form 8-K or will be otherwise disclosed to the extent required and as permitted by law or regulation. The Code of Conduct is available without charge in print to any stockholder who requests a copy by writing to our Corporate Secretary, at CA, Inc., One CA Plaza, Islandia, New York 11749.

ITEM 11. EXECUTIVE COMPENSATION.

Information required by this Item that will appear under the headings “Compensation and Other Information Concerning Executive Officers,” “Compensation Discussion and Analysis,” “Compensation of Directors,” and “Compensation and Human Resources Committee Report on Executive Compensation” in the definitive proxy statement to be filed with the SEC relating to our 2010 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this Item that will appear under the headings “Compensation and Other Information Concerning Executive Officers,” “Information Regarding Beneficial Ownership of Principal Stockholders, the Board and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” in the definitive proxy statement to be filed with the SEC relating to our 2010 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by this Item that will appear under the headings “Related Person Transactions,” “Election of Directors,” “Board Committees and Meetings,” and “Corporate Governance” in the definitive proxy statement to be filed with the SEC relating to our 2010 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information required by this Item that will appear under the headings “Ratification of Appointment of Independent Registered Public Accountants” and “Audit Committee Report” in the definitive proxy statement to be filed with the SEC relating to our 2010 Annual Meeting of Stockholders is incorporated herein by reference.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) (1)	The Registrant’s financial statements together with a separate table of contents are annexed hereto.

(2)	Financial Statement Schedules are listed in the separate table of contents annexed hereto.

(3)	Exhibits.

Regulation S-K
Exhibit Number

3.1		Restated Certificate of Incorporation.	Filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K dated March 6, 2006.**

3.2		By-Laws of the Company, as amended.	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 23, 2007.**

4.1		Restated Certificate of Designation of Series One Junior Participating Preferred Stock, Class A of the Company.	Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated March 6, 2006.**

4.2		Stockholder Protection Rights Agreement, dated as of November 5, 2009, between CA, Inc. and Mellon Investor Services LLC, as Rights Agent, including as Exhibit A the forms of Rights Certificate and of Election to Exercise and as Exhibit B the form of Certificate of Designation and Terms of the Participating Preferred Stock of the Company.	Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 5, 2009.**

4.3		Indenture with respect to the Company’s 4.75% Senior Notes due 2009 and 5.625% Senior Notes due 2014, dated November 18, 2004, between the Company and The Bank of New York, as Trustee.	Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 15, 2004.**

4.4		Purchase Agreement dated November 15, 2004, among the Initial Purchasers of the 4.75% Senior Notes due 2009 and 5.625% Senior Notes due 2014, and the Company.	Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 15, 2004.**

4.5		First Supplemental Indenture, dated as of November 30, 2007, to the Indenture, dated as of November 18, 2004, between CA, Inc. and The Bank of New York, as trustee.	Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 3, 2008.**

4.6		Indenture dated as of June 1, 2008 (the “2008 Indenture”) between the Company and U.S. Bank National Association, as trustee, relating to the senior debt securities, the senior subordinated debt securities and the junior subordinated debt securities, as applicable.	Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3, Registration Number 333-151619, dated June 12, 2006.**

4.7		Officers’ Certificates dated November 13, 2009 establishing the terms of the Company’s 5.375% Senior Notes due 2019 (the “Notes”) pursuant to the 2008 Indenture (including the form of the Notes).	Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 13, 2009.**

4.8		Addendum to Registration Rights Agreement, dated as of November 30, 2007, relating to $500,000,000 5.625% Senior Notes Due 2014.	Filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated January 3, 2008.**

10	.1*	CA, Inc. 1991 Stock Incentive Plan, as amended.	Filed as Exhibit 1 to the Company’s Quarterly Report on Form 10-Q for fiscal quarter ended September 30, 1997.**

Regulation S-K
Exhibit Number

10	.2*	1993 Stock Option Plan for Non-Employee Directors.	Filed as Annex 1 to the Company’s definitive Proxy Statement dated July 7, 1993.**

10	.3*	Amendment No. 1 to the 1993 Stock Option Plan for Non-Employee Directors dated October 20, 1993.	Filed as Exhibit E to the Company’s Annual Report on Form 10-K for fiscal 1994.**

10	.4*	1996 Deferred Stock Plan for Non-Employee Directors.	Filed as Exhibit A to the Company’s Proxy Statement dated July 8, 1996.**

10	.5*	Amendment No. 1 to the 1996 Deferred Stock Plan for Non-Employee Directors.	Filed on Exhibit A to the Company’s Proxy Statement dated July 6, 1998.**

10	.6*	2001 Stock Option Plan.	Filed as Exhibit B to the Company’s Proxy Statement dated July 18, 2001.**

10	.7*	CA, Inc. 2002 Incentive Plan (Amended and Restated Effective as of April 27, 2007).	Filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year 2007.**

10	.8*	CA, Inc. 2002 Compensation Plan for Non-Employee Directors.	Filed as Exhibit C to the Company’s Proxy Statement dated July 26, 2002.**

10	.9*	CA, Inc. 2003 Compensation Plan for Non-Employee Directors.	Filed as Exhibit A to the Company’s Proxy Statement dated July 17, 2003.**

10	.10*	Relocation Polices including Form of Moving and Relocation Expense Agreement.	Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated February 1, 2005.**

10	.11*	Restricted Stock Unit Agreement for John A. Swainson.	Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated November 18, 2004.**

10.12		Deferred Prosecution Agreement, including the related information and Stipulation of Facts.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 22, 2004.**

10.13		Final Consent Judgment of Permanent Injunction and Other Relief, including SEC complaint.	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 22, 2004.**

10	.14*	Form of Restricted Stock Unit Certificate.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for fiscal quarter ended December 31, 2004.**

10	.15*	Form of Non-Qualified Stock Option Certificate.	Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for fiscal quarter ended December 31, 2004.**

10	.16*	Form of Non-Qualified Stock Option Award Certificate.	Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated June 2, 2006.**

10	.17*	Form of Non-Qualified Stock Option Award Certificate (Employment Agreement).	Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K dated June 2, 2006.**

10	.18*	Form of Incentive Stock Option Award Certificate.	Filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K dated June 2, 2006.**

10	.19*	Form of Incentive Stock Option Award Certificate (Employment Agreement).	Filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K dated June 2, 2006.**

10	.20*	CA, Inc. Deferred Compensation Plan for John A. Swainson, dated April 29, 2005.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 29, 2005.**

10.21		Trust Agreement between Computer Associates International, Inc. and Fidelity Management Trust Company, dated as of April 29, 2005.	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 29, 2005.**

10	.22*	Program whereby certain designated employees, including the Company’s named executive officers, are provided with certain covered medical services, effective August 1, 2005.	Filed as Item 1.01 and Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 1, 2005.**

Regulation S-K
Exhibit Number

10	.23*	Amended and Restated CA, Inc. Executive Deferred Compensation Plan, effective November 20, 2006.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for fiscal quarter ended December 31, 2006.**

10	.24*	Form of Deferral Election.	Filed as Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the fiscal year 2006.**

10	.25*	Amendment to the CA, Inc. 2003 Compensation Plan for Non-Employee Directors, dated August 24, 2005.	Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated August 24, 2005.**

10.26		Lease, dated as of August 15, 2006, among CA, Inc., Island Headquarters Operators LLC and Islandia Operators LLC.	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 15, 2006.**

10	.27*	CA, Inc. 2007 Incentive Plan.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 21, 2007.**

10	.28*	Form of Award Agreement — Restricted Stock Units.	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 21, 2007.**

10	.29*	Form of Award Agreement — Restricted Stock Awards.	Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 21, 2007.**

10	.30*	Form of Award Agreement — Nonqualified Stock Awards.	Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated August 21, 2007.**

10.31		Credit Agreement dated August 29, 2007.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 29, 2007.**

10.32		Settlement Agreement, dated as of December 21, 2007, between CA, Inc. and the Bank of New York, as trustee, Linden Capital L.P. and Swiss Re Financial Products Corporation.	Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated January 3, 2008.**

10	.33*	First Amendment to CA, Inc. Executive Deferred Compensation Plan, effective February 25, 2008.	Filed as Exhibit 10.68 to the Company Annual Report on Form 10-K for the Fiscal Year ended March 31, 2008.**

10	.34*	First Amendment to Adoption Agreement for CA, Inc. Executive Deferred Compensation Plan, effective February 25, 2008.	Filed as Exhibit 10.69 to the Company Annual Report on Form 10-K for the Fiscal Year ended March 31, 2008.**

10	.35*	CA, Inc. Change in Control Severance Policy.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008.**

10	.36*	First Amendment to CA, Inc. 2003 Compensatory Plan for Non-Employee Directors.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008.**

10	.37*	Amended and Restated Employment Agreement, dated December 8, 2008, between the Company and John Swainson.	Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008.**

10	.38*	Amended and Restated Employment Agreement, dated December 29, 2008, between the Company and Michael Christenson.	Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008.**

10	.39*	Amendment to Employment Agreement, dated December 29, 2008, between the Company and James Bryant.	Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008.**

10	.40*	Letter dated July 21, 2006 from the Company to Ajei S. Gopal regarding terms of employment.	Filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008.**

10	.41*	Amendment dated December 12, 2008 to letter dated July 21, 2006 from the Company to Ajei S. Gopal regarding terms of employment.	Filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008.**

Regulation S-K
Exhibit Number

10	.42*	Scheduled C (as amended) to CA, Inc. Change in Control Severance Policy.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009.**

10	.43*	Form of Restricted Stock Award Agreement for Kenneth V. Handal.	Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009.**

10	.44*	Amended and Restated Employment Agreement, dated as of September 30, 2009, between the Company and Nancy E. Cooper.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.**

10	.45*	Amended and Restated Employment Agreement, dated as of September 30, 2009, between the Company and Amy Fliegelman Olli.	Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.**

10	.46*	Retention Letter Agreement dated as of October 1, 2009, between the Company and Michael J. Christenson.	Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.**

10	.47*	Retention Letter Agreement dated as of October 1, 2009, between the Company and Nancy E. Cooper.	Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.**

10	.48*	Retention Letter Agreement dated as of October 1, 2009, between the Company and Ajei S. Gopal.	Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.**

10	.49*	Retention Letter Agreement dated as of October 1, 2009, between the Company and Amy Fliegelman Olli.	Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.**

10	.50*	Summary description of special retirement vesting provisions available to certain Senior Management.	Filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.**

10	.51*	Director Retirement Donation Policy.	Filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.**

10	.52*	Non-Qualified Stock Option Certificate for William E. McCracken.	Filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.**

10	.53*	Summary description of financial planning benefit available to certain executives.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2009.**

10	.54*	Amendment No. 2 to the CA, Inc. 2003 Compensation Plan for Non-Employee Directors.	Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2009.**

10	.55*	Form of Restricted Stock Unit Award Agreement for certain named executive officers.	Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2009.**

10	.56*	Form of Restricted Stock Unit Award Agreement for certain named executive officers.	Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008.**

10	.57*	Homeowners Relocation Policy for Senior Executives.	Filed herewith.

10	.58*	Renters Relocation Policy for Senior Executives.	Filed herewith.

10	.59*	Separation Agreement and General Claims Release between the Company and John A. Swainson, dated March 15, 2010.	Filed herewith.

10	.60*	Employment Agreement dated May 6, 2010 between the Company and William E. McCracken.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 6, 2010.**

12.1		Statement of Ratios of Earnings to Fixed Charges.	Filed herewith.

21		Subsidiaries of the Registrant.	Filed herewith.

23		Consent of Independent Registered Public Accounting Firm.	Filed herewith.

Regulation S-K
Exhibit Number

31.1	Certification of the CEO pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the CFO pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101	The following financial statements from CA, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2010, formatted in XBRL (eXtensible Business Reporting Language):	Filed herewith.

(i) Consolidated Statements of Operations — Years Ended March 31, 2010, 2009 and 2008.

(ii) Consolidated Balance Sheets — March 31, 2010 and March 31, 2009.

(iii) Consolidated Statements of Stockholders’ Equity — Years Ended March 31, 2010, 2009 and 2008.

(iv) Consolidated Statements of Cash Flows — Years Ended March 31, 2010, 2009 and 2008.

(v) Notes to Consolidated Financial Statements — March 31, 2010 tagged as blocks of text.

*  Management contract or compensatory plan or arrangement.
** Incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CA, INC. By: /s/ William E. McCracken William E. McCracken Chief Executive Officer

Dated: May 14, 2010

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

Dated: May 14, 2010

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Raymond J. Bromark Raymond J. Bromark	Director

/s/ Gary J. Fernandes Gary J. Fernandes	Director

/s/ Kay Koplovitz Kay Koplovitz	Director

/s/ Christopher B. Lofgren Christopher B. Lofgren	Director

/s/ William E. McCracken William E. McCracken	Chief Executive Officer and Director

/s/ Richard Sulpizio Richard Sulpizio	Director

/s/ Laura S. Unger Laura S. Unger	Director

/s/ Arthur F. Weinbach Arthur F. Weinbach	Chairman of the Board

/s/ Renato Zambonini Renato (Ron) Zambonini	Director

Dated: May 14, 2010

CA, Inc. and Subsidiaries

Islandia, New York

ANNUAL REPORT ON FORM 10-K
ITEM 8, ITEM 9A, ITEM 15(a)(1) AND (2), AND ITEM 15(c)

LIST OF CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

YEAR ENDED MARCH 31, 2010

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CA, Inc.:

We have audited the accompanying consolidated balance sheets of CA, Inc. and subsidiaries as of March 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended March 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule listed in Item 15(c). We also have audited CA, Inc.’s internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CA, Inc.’s management is responsible for these consolidated financial statements and the consolidated financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting under Item 9A(b). Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CA, Inc. and subsidiaries as of March 31, 2010 and 2009, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended March 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Also, in our opinion, CA, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by COSO.

Effective April 1, 2007, the Company adopted the provisions of Accounting Standard Codification 740, Income Taxes, clarifying the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.

/s/ KPMG LLP

New York, New York
May 14, 2010

CA, Inc. and Subsidiaries

Consolidated Statements of Operations

	YEAR ENDED MARCH 31,
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)	2010	2009	2008

Revenue:
Subscription and maintenance revenue	$3,887	$3,772	$3,762
Professional services	292	358	383
Software fees and other	174	141	132

Total Revenue	4,353	4,271	4,277

Expenses:
Costs of licensing and maintenance	298	298	272
Cost of professional services	261	307	368
Amortization of capitalized software costs	140	125	117
Selling and marketing	1,225	1,214	1,327
General and administrative	479	464	530
Product development and enhancements	476	486	526
Depreciation and amortization of other intangible assets	161	149	156
Other expenses (gains), net	14	(1)	6
Restructuring and other	52	102	121

Total Expenses before Interest and Income Taxes	3,106	3,144	3,423

Income before interest and income taxes	1,247	1,127	854
Interest expense, net	76	62	79

Income before income taxes	1,171	1,065	775
Income tax expense	400	394	296

Net Income	$771	$671	$479

Basic Income Per Common Share	$1.48	$1.29	$0.92
Basic weighted average shares used in computation	515	513	514
Diluted Income Per Common Share	$1.47	$1.29	$0.92
Diluted weighted average shares used in computation	533	537	515

See accompanying Notes to the Consolidated Financial Statements

CA, Inc. and Subsidiaries
Consolidated Balance Sheets

	MARCH 31,
(DOLLARS IN MILLIONS)	2010	2009

Assets
Current Assets
Cash and cash equivalents	$2,583	$2,712
Trade and installment accounts receivable, net	931	839
Deferred income taxes — current	360	513
Other current assets	116	85

Total Current Assets	3,990	4,149
Installment accounts receivable, due after one year, net	46	128
Property and equipment, net	452	442
Goodwill	5,667	5,364
Capitalized software and other intangible assets, net	1,150	725
Deferred income taxes — noncurrent	355	268
Other noncurrent assets, net	178	165

Total Assets	$11,838	$11,241

Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of long-term debt and loans payable	$15	$621
Accounts payable	81	120
Accrued salaries, wages, and commissions	348	306
Accrued expenses and other current liabilities	425	340
Deferred revenue (billed or collected) — current	2,555	2,406
Taxes payable, other than income taxes payable	82	85
Federal, state, and foreign income taxes payable	31	84
Deferred income taxes — current	51	40

Total Current Liabilities	3,588	4,002
Long-term debt, net of current portion	1,530	1,287
Federal, state, and foreign income taxes payable	400	284
Deferred income taxes — noncurrent	134	136
Deferred revenue (billed or collected) — noncurrent	1,068	1,025
Other noncurrent liabilities	135	145

Total Liabilities	6,855	6,879

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 10,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock, $0.10 par value, 1,100,000,000 shares authorized; 589,695,081 and 589,695,081 shares issued; 509,469,998 and 514,292,558 shares outstanding, respectively	59	59
Additional paid-in capital	3,657	3,686
Retained earnings	3,361	2,673
Accumulated other comprehensive loss	(130)	(183)
Treasury stock, at cost, 80,225,083 shares and 75,402,523 shares, respectively	(1,964)	(1,873)

Total Stockholders’ Equity	4,983	4,362

Total Liabilities And Stockholders’ Equity	$11,838	$11,241

See accompanying Notes to the Consolidated Financial Statements

CA, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

				ACCUMULATED
		ADDITIONAL		OTHER		TOTAL
	COMMON	PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	STOCKHOLDERS’
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)	STOCK	CAPITAL	EARNINGS	LOSS	STOCK	EQUITY

Balance as of March 31, 2007	$59	$3,676	$1,677	$(96)	$(1,600)	$3,716
Net income			479			479
Translation adjustment				(4)		(4)
Unrealized loss on marketable securities, net of taxes				(1)		(1)

Comprehensive income						474
Adoption of new accounting principle — FIN 48			11			11
Stock-based compensation		104				104
Dividends declared ($0.16 per share)			(82)			(82)
Exercise of common stock options, ESPP, and other items		(85)			112	27
Treasury stock purchased					(500)	(500)

Balance as of March 31, 2008	$59	$3,695	$2,085	$(101)	$(1,988)	$3,750

Net income			671			671
Translation adjustment				(77)		(77)
Unrealized loss on derivatives, net of $3 million in taxes				(5)		(5)

Comprehensive income						589
Stock-based compensation		92				92
Dividends declared ($0.16 per share)			(83)			(83)
Exercise of common stock options, ESPP, and other items		(101)			119	18
Treasury stock purchased					(4)	(4)

Balance as of March 31, 2009	$59	$3,686	$2,673	$(183)	$(1,873)	$4,362

Net income			771			771
Translation adjustment				51		51
Unrealized gain on derivatives, net of $1 million in taxes				2		2

Comprehensive income						824
Stock-based compensation		102				102
Dividends declared ($0.16 per share)			(83)			(83)
Exercise of common stock options, ESPP, and other items		(131)			136	5
Treasury stock purchased					(227)	(227)

Balance as of March 31, 2010	$59	$3,657	$3,361	$(130)	$(1,964)	$4,983

See accompanying Notes to the Consolidated Financial Statements

CA, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	YEAR ENDED MARCH 31,
(IN MILLIONS)	2010	2009	2008

OPERATING ACTIVITIES:
Net income	$771	$671	$479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	301	274	273
Provision for deferred income taxes	68	(56)	(16)
Provision for bad debts	6	15	23
Share based compensation expense	102	92	104
Amortization of discount on convertible debt	29	37	33
Asset impairments and other non-cash charges	13	2	18
Foreign currency transaction (gains) losses — before taxes	(10)	67	(28)
Changes in other operating assets and liabilities, net of effect of acquisitions:
Decrease in trade and current installment accounts receivable, net	9	199	111
Increase (decrease) in deferred revenue	94	(49)	258
(Decrease) increase in taxes payable, net	(16)	35	(82)
Decrease in accounts payable, accrued expenses and other	(21)	(75)	(77)
Increase (decrease) in accrued salaries, wages, and commissions	25	(29)	26
(Decrease) increase in restructuring liabilities	(12)	(13)	12
Changes in other operating assets and liabilities	1	42	(31)

Net Cash Provided by Operating Activities	1,360	1,212	1,103

INVESTING ACTIVITIES:
Acquisitions, primarily businesses, net of cash acquired, and purchased software	(617)	(76)	(27)
Purchases of property and equipment	(79)	(83)	(117)
Proceeds from sale and divestiture of assets	—	6	19
Proceeds from sale-lease back transactions	—	—	27
Capitalized software development costs	(188)	(129)	(112)
Other investing activities	(4)	(2)	(9)

Net Cash Used in Investing Activities	(888)	(284)	(219)

FINANCING ACTIVITIES:
Dividends paid	(83)	(83)	(82)
Purchases of common stock	(227)	(4)	(500)
Debt borrowings	744	1	750
Debt repayments	(1,205)	(680)	(759)
Debt issuance costs	(6)	—	(3)
Proceeds from call spread option	61	—	—
Exercise of common stock options and other	11	7	22

Net Cash Used in Financing Activities	(705)	(759)	(572)

(Decrease) Increase in Cash and Cash Equivalents before Effect of Exchange Rate Changes on Cash	(233)	169	312
Effect of exchange rate changes on cash	104	(252)	208

(Decrease) Increase in Cash and Cash Equivalents	(129)	(83)	520
Cash and Cash Equivalents at Beginning of Period	2,712	2,795	2,275

Cash and Cash Equivalents at End of Period	$2,583	$2,712	$2,795

See accompanying Notes to the Consolidated Financial Statements

Notes to the Consolidated Financial Statements

Note 1 — Significant Accounting Policies
(a) Description of Business: CA, Inc. and subsidiaries (the Company) develops, markets, delivers and licenses software products and services.

(b) Presentation of Financial Statements: The accompanying audited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP), as defined in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 205. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, these estimates may ultimately differ from actual results. Significant items subject to such estimates and assumptions include the useful lives of long-lived assets; allowances for doubtful accounts; the valuation of derivatives, deferred tax assets, fixed assets; share-based compensation; reserves for employee benefit obligations; sales commissions; income tax uncertainties; and other contingencies. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

Certain prior year balances have been reclassified to conform to the current period’s presentation.

(c) Principles of Consolidation: The Consolidated Financial Statements include the accounts of the Company and its majority-owned and controlled subsidiaries. Investments in affiliates owned 50% or less are accounted for by the equity method. Intercompany balances and transactions have been eliminated in consolidation. Companies acquired during each reporting period are reflected in the results of the Company effective from their respective dates of acquisition through the end of the reporting period (for further information, refer to Note 2, “Acquisitions”).

(d) Adoption of new accounting principles: Effective September 15, 2009, the Company adopted the requirements of FASB ASC Topic 105 (previously Statement of Financial Accounting Standards (SFAS) No. 168, “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). FASB ASC Topic 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and establishes the ASC as the source of authoritative GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (SEC), which are sources of authoritative GAAP for SEC registrants. The adoption of the ASC was not intended to change or alter existing GAAP and therefore did not have any effect on the Company’s consolidated financial statements. References to the relevant ASC section and the corresponding previously existing GAAP standard have been provided for accounting standards adopted in fiscal year 2010 but prior to the effective date of the ASC.

Effective April 1, 2009, the Company adopted the fair value measurement and disclosure requirements of FASB ASC Topic 820 (previously SFAS No. 157, “Fair Value Measurements”) for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), for which the requirements were adopted on April 1, 2008. The April 1, 2009 adoption did not have an effect on the Company’s consolidated financial statements.

(e) Translation of Foreign Currencies: Assets and liabilities of the Company’s international subsidiaries are translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using average exchange rates. Adjustments arising from the translation of the foreign currency financial statements of the Company’s subsidiaries into U.S. dollars are reported as currency translation adjustment in the “Retained earnings” line item in the Consolidated Balance Sheets.

Gains and losses from foreign currency transactions are included in the “Other expenses (gains), net” line item in the Consolidated Statements of Operations in the period in which they occur. Foreign currency transaction gains (losses) and the effect of foreign currency related derivatives, net of taxes, were approximately $(6) million, $7 million and $17 million in the fiscal years ended March 31, 2010, 2009 and 2008, respectively.

(f) Revenue Recognition: The Company begins to recognize revenue from software licensing and maintenance when all of the following criteria are met: (1) the Company has evidence of an arrangement with a customer; (2) the Company delivers the specified products; (3) license agreement terms are fixed or determinable and free of contingencies or uncertainties that may alter the agreement such that it may not be complete and final; and (4) collection is probable. Revenue is recorded net of applicable sales taxes.

The Company’s software licenses generally do not include acceptance provisions. An acceptance provision allows a customer to test the software for a defined period of time before committing to license the software. If a license agreement includes an acceptance provision, the Company does not recognize revenue until the earlier of the receipt of a written customer acceptance or, if not notified by the customer to cancel the license agreement, the expiration of the acceptance period. The Company’s standard licensing agreements include a product warranty provision for all products. The likelihood that the Company will be required to make refunds to customers under such provisions is considered remote.

Subscription and Maintenance Revenue: Software licenses that include the right to receive unspecified future software products are considered subscription arrangements under GAAP and are recognized ratably over the term of the license agreement. Subscription and maintenance revenue is the amount of revenue recognized ratably during the reporting period from either: (i) subscription license agreements that were in effect during the period, which generally include maintenance that is bundled with and not separately identifiable from software usage fees or product sales; (ii) maintenance agreements associated with providing customer technical support and access to software fixes and upgrades which are separately identifiable from software usage fees or product sales; or (iii) software license agreements bundled with maintenance for which vendor specific objective evidence of fair value (VSOE) has not been established for maintenance. Revenue for these arrangements is recognized ratably over the term of the subscription or maintenance term.

Professional Services: Revenue from professional service arrangements is generally recognized as the services are performed. Revenue and costs from committed professional services that are sold as part of a subscription license agreement are deferred and recognized on a ratable basis over the term of the related software license. VSOE of the fair value of professional services is established based on daily rates when sold on a stand-alone basis. If it is not probable that a project will be completed or the payment will be received, revenue recognition is deferred until the uncertainty is removed.

Software Fees and Other: Software fees and other revenue primarily consists of revenue from the sale of perpetual software licenses on a stand-alone basis that do not include the right to unspecified software products or in a bundled arrangement where VSOE exists for any undelivered elements. For bundle arrangements that include either maintenance or both maintenance and professional services, the Company uses the residual method to determine the amount of license revenue to be recognized. Under the residual method, consideration is allocated to undelivered elements based upon VSOE of the fair value of those elements, with the residual of the arrangement fee allocated to and recognized as license revenue. The Company determines VSOE of the fair value of maintenance from either contractually stated renewal rates or using the bell-shaped curve method depending on the product.

In the event that agreements with the Company’s customers are executed in close proximity of the other license agreements with the same customer, the Company evaluates whether the separate arrangements are linked, and, if so, the agreements together are considered a single multi-element arrangement for which revenue is recognized ratably as subscription and maintenance revenue or, in the case of a linked professional services arrangement, as professional services revenue, in the Consolidated Statements of Operations.

(g) Sales Commissions: Sales commissions are recognized in the period the commissions are earned by employees, which is typically upon signing of the contract. Under the Company’s current sales compensation model, during periods of high growth and sales of new products relative to revenue in that period, the amount of sales commission expense attributable to the license agreements signed in the period would be recognized fully whereas the revenue may be recognized ratably.

(h) Accounting for Share-Based Compensation: Share-based awards exchanged for employee services are accounted for under the fair value method. Accordingly, share-based compensation cost is measured at the grant date, based on the fair value of the award. The expense for awards expected to vest is recognized over the employee’s requisite service period (generally the vesting period of the award). Awards expected to vest are estimated based upon a combination of historical experience and future expectations.

The Company has elected to treat awards with only service conditions and with graded vesting as one award. Consequently, the total compensation expense is recognized straight-line over the entire vesting period, so long as the compensation cost recognized at any date at least equals the portion of the grant date fair value of the award that is vested at that date.

The Company uses the Black-Scholes option-pricing model to compute the estimated fair value of certain stock-based awards. The Black-Scholes model includes assumptions regarding dividend yields, expected volatility, expected lives, and risk-free interest rates.

In addition to stock options and restricted share awards with time-based vesting, the Company issues performance share units (PSUs). Compensation costs for the PSUs are amortized over the requisite service periods based on the expected level of achievement of the performance targets. At the conclusion of the performance periods, the applicable number of shares of restricted share awards (RSAs) or restricted stock units (RSUs) or unrestricted shares granted may vary based upon the level of achievement of the performance targets and the approval of the Company’s Compensation and Human Resources Committee (which has discretion to reduce any award for any reason). The value of the PSU awards is remeasured each reporting period until the Committee approves attainment of the specified performance targets, at which time a grant date is deemed to have been achieved for accounting purposes, the value of the award is fixed and any remaining unrecognized compensation expense is recognized over the remaining vesting period.

(i) Net Income per Share: Under the two-class method, net income is reduced by the amount of dividends declared in the period for each class of common stock and participating securities. The remaining undistributed income is then allocated to common stock and participating securities as if all of the net income for the period had been distributed. Basic income per common share excludes dilution and is calculated by dividing net income allocable to common shares by the weighted-average number of common shares outstanding for the period. Diluted income per common share is calculated by dividing net income allocable to common shares by the weighted-average number of common shares as of the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards and convertible notes.

The following table reconciles income per common share for the fiscal years ended March 31, 2010, 2009 and 2008, respectively.

	YEAR ENDED MARCH 31,
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)	2010	2009	2008

Basic income per common share:
Net income	$771	$671	$479
Less: Net income allocable to participating securities	(8)	(8)	(5)

Net income allocable to common shares	$763	$663	$474

Weighted average common shares outstanding	515	513	514
Basic income per common share	1.48	1.29	0.92
Diluted income per common share:
Net income	$771	$671	$479
Add: Interest expense associated with 1.625% Notes, net of tax(1)	22	27	—
Less: Net income allocable to participating securities	(8)	(7)	(4)

Net income allocable to common shares	$785	$691	$475

Weighted average shares outstanding and common share equivalents:
Weighted average common shares outstanding	515	513	514
Weighted average shares outstanding upon conversion of 1.625% Notes(1)	16	23	—
Weighted average effect of share-based payment awards	2	1	1

Denominator in calculation of diluted income per share	533	537	515

Diluted income per share	$1.47	$1.29	$0.92

(1)	If the common share equivalents for the 1.625% Notes (23 million shares) had been dilutive in the fiscal year ended March 31, 2008, interest expense, net of tax, related to the 1.625% Notes would have been added back to net income to calculate diluted earnings per share. The related interest expense, net of tax, for the fiscal year ended March 31, 2008 was approximately $24 million.

For the fiscal years ended March 31, 2010, 2009 and 2008, approximately 6 million, 14 million and 13 million restricted stock units and options to purchase common stock, respectively, were excluded from the calculation, as their effect on net income per share was anti-dilutive during the respective periods. Weighted average restricted stock awards of 5 million, 5 million and 4 million for the fiscal years ended March 31, 2010, 2009, and 2008, respectively, were considered participating securities in the calculation of net income available to common shareholders.

(j) Comprehensive Income: Comprehensive income includes net income, foreign currency translation adjustments and unrealized gains (losses), net of taxes, on the Company’s derivatives accounted for as cash flow hedges. As of March 31, 2010 and 2009, accumulated other comprehensive loss included foreign currency translation losses of approximately $127 million and $178 million, respectively. As of March 31, 2010 and 2009, accumulated other comprehensive loss also includes unrealized losses on derivatives, net of tax, of $3 million and $5 million, respectively. The components of comprehensive income, net of tax, for the fiscal years ended March 31, 2010, 2009 and 2008 are included within the Consolidated Statements of Stockholders’ Equity. For further information on the Company’s derivatives, refer to Note 4, “Derivatives and Fair Value Measurement.”

(k) Concentration of Credit Risk: Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash equivalents, derivatives and accounts receivable. The Company historically has not experienced any losses in its cash and cash equivalent portfolios.

Amounts included in accounts receivable expected to be collected from customers, as disclosed in Note 6, “Trade and Installment Accounts Receivable,” have limited exposure to concentration of credit risk due to the diverse customer base and geographic areas covered by operations.

(l) Cash and Cash Equivalents: All financial instruments purchased with an original maturity of three months or less are considered cash equivalents. The Company’s cash and cash equivalents are held by numerous subsidiaries throughout the world, with approximately 46% residing outside the United States at March 31, 2010.

Total interest income, which primarily relates to the Company’s cash and cash equivalent balances, for the fiscal years ended March 31, 2010, 2009 and 2008 was approximately $26 million, $70 million and $92 million, respectively, and is included in the “Interest expense, net” line item in the Consolidated Statements of Operations.

(m) Long Lived Assets:

Impairment of Property and Equipment and Purchased Intangible Assets: Long-lived assets, such as property and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

Property and Equipment: Property and equipment are stated at cost. Depreciation and amortization are provided over the estimated useful lives of the assets by the straight-line method. Building and improvements are estimated to have 5- to 40-year lives, and the remaining property and equipment are estimated to have 3- to 7-year lives.

Capitalized Development Costs: Capitalized development costs in the accompanying Consolidated Balance Sheets include costs associated with the development of computer software to be sold, leased or otherwise marketed. Software development costs associated with new products and significant enhancements to existing software products are expensed as incurred until technological feasibility has been established. Annual amortization of capitalized software costs is the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life of the software product, generally estimated to be five years from the date the product became available for general release to customers. The Company amortizes capitalized software costs using the straight-line method.

Purchased Software Products: Purchased software products includes the cost of software technology acquired in purchase business combinations. In allocating the purchase price to the assets acquired in a purchase business combination, the Company allocates a portion of the purchase price equal to the fair value of the acquired software technology at the acquisition date. The Company amortizes all purchased software costs over their remaining economic lives, estimated to be between two and ten years from the date of acquisition.

Other Identified Intangible Assets: Other identified intangible assets include both customer relationships and trademarks/trade names.

Certain identified intangible assets with indefinite lives are not subject to amortization. The Company reviews its long lived assets and identifiable intangible assets with indefinite lives for impairment annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. During fiscal years 2010 and 2009, the Company did not record impairment charges relating to identifiable intangible assets that were acquired in conjunction with prior year acquisitions and not subject to amortization. The Company amortizes all other identified intangible assets over their remaining economic lives, estimated to be between three and twelve years from the date of acquisition.

Goodwill: Goodwill represents the excess of the aggregate purchase price over the fair value of the net tangible and identifiable intangible assets and in-process research and development acquired by the Company in a purchase business combination. Goodwill is not amortized into results of operations but instead is reviewed for impairment.

For further information on the Company’s long-lived assets, refer to Note 7, “Long-Lived Assets.”

(n) Restricted Cash: The Company’s insurance subsidiary requires a minimum restricted cash balance of $50 million. In addition, the Company has other restricted cash balances, including cash collateral for letters of credit. The total amount of restricted cash as of March 31, 2010 and 2009 was approximately $55 million and $56 million, respectively, and is included in the “Other noncurrent assets, net” line item in the Consolidated Balance Sheets.

(o) Income Taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date.

Beginning with the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) included in FASB ASC Subtopic 740-10 — Income Taxes — Overall, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Among other things FIN 48 prescribes a “more-likely-than-not” threshold for the recognition and derecognition of tax positions and measures positions accordingly. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to uncertain tax positions in income tax expense.

(p) Deferred Revenue (Billed or Collected): The Company accounts for unearned revenue on billed amounts due from customers on a “gross method” of presentation. Under the gross method, unearned revenue on billed installments (collected or uncollected) is reported as deferred revenue in the liability section of the Consolidated Balance Sheets.

Deferred revenue (billed or collected) is comprised of: (i) amounts received in advance of revenue recognition from the customer; (ii) amounts billed but not collected for which revenue has not yet been earned; and (iii) amounts received in advance of revenue recognition from financial institutions where the Company has transferred its interest in committed installments. Each of the categories is further differentiated by current or non-current classification depending on when the revenue is anticipated to be earned (i.e., within the next 12 months or subsequent to the next 12 months).

The components of “Deferred revenue (billed or collected) — current” and “Deferred revenue (billed or collected) — noncurrent” as of March 31, 2010 and March 31, 2009 are as follows:

	AS OF MARCH 31,
(IN MILLIONS)	2010	2009

Current:
Subscription and maintenance	$2,389	$2,272
Professional services	151	125
Financing obligations and other	15	9

Total deferred revenue (billed or collected) — current	2,555	2,406

Noncurrent:
Subscription and maintenance	1,042	987
Professional services	24	35
Financing obligations and other	2	3

Total deferred revenue (billed or collected) — noncurrent	1,068	1,025

Total deferred revenue (billed or collected)	$3,623	$3,431

Deferred revenue (billed or collected) excludes unrealized revenue from contractual obligations that will be billed by the Company in future periods.

(q) Stock Repurchases: During fiscal year 2010, the Company entered into brokerage arrangements with third-party financial institutions to purchase its common stock in the open market on its behalf. The Company acquired approximately 10.0 million shares of its common stock for approximately $227 million under these arrangements during fiscal year 2010. As of March 31, 2010, the Company remained authorized to purchase an aggregate amount of up to approximately $19 million of additional shares of common stock under its current stock repurchase program. Approximately 0.8 million shares of common stock were repurchased during April 2010 for the remaining authorized amount of approximately $19 million, thereby completing the stock repurchase program authorized by the Company’s Board of Directors on October 29, 2008.

On May 12, 2010, the Company’s Board of Directors approved a stock repurchase program that authorized the Company to acquire up to $500 million of its common stock.

(r) Statements of Cash Flows: Interest payments for the fiscal years ended March 31, 2010, 2009 and 2008 were approximately $64 million, $103 million and $133 million, respectively. Income taxes paid for these fiscal years were approximately $329 million, $351 million and $374 million, respectively.

Non-cash financing activities for the fiscal years ended March 31, 2010, 2009 and 2008 consisted of treasury shares issued in connection with the following: share-based incentive awards issued under the Company’s equity compensation plans of approximately $65 million (net of approximately $24 million of withholding taxes), $53 million (net of approximately $25 million of withholding taxes) and $33 million (net of approximately $15 million of withholding taxes), respectively; the Company’s Employee Stock Purchase Plan of approximately $13 million, $26 million and $26 million, respectively; and discretionary stock contributions to the CA, Inc. Savings Harvest Plan of approximately $24 million, $18 million and $23 million, respectively.

Note 2 — Acquisitions
Acquisitions of businesses are accounted for as purchases and, accordingly, their results of operations have been included in the Company’s consolidated financial statements since the dates of the acquisitions. The purchase price for the Company’s acquisitions is allocated to the assets acquired and liabilities assumed from the acquired entity.

During fiscal year 2010, the Company acquired the following:

•	Nimsoft AS (Nimsoft) — On March 17, 2010, the Company acquired 100% of the voting equity interests of Nimsoft, a privately held provider of IT performance and availability monitoring solutions for emerging enterprises and managed service providers. The acquisition of Nimsoft significantly extends the Company’s ability to meet the unique IT management needs of emerging enterprises and managed service providers, both of which are playing leading roles in the growth of cloud computing. The total purchase price of the acquisition was approximately $353 million.

•	3Tera, Inc. (3Tera) — On March 25, 2010, the Company acquired 100% of the voting equity interests of 3Tera, a privately held provider of IT performance and availability monitoring solutions for emerging enterprises and managed software providers. The acquisition of 3Tera helps the Company expand its leading portfolio of technology management solutions to uniquely support customers as they seek to gain maximum business benefits from emerging cloud computing models. The total purchase price of the acquisition was approximately $100 million.

•	Oblicore, Inc. (Oblicore) — On January 8, 2010, the Company acquired 100% of the voting equity interests of Oblicore, a privately held provider of service level management software for enterprises and service providers. Oblicore supports and strengthens the Company’s ability to set, measure, and optimize service levels to meet business expectations across enterprise and cloud environments. Oblicore’s solutions also extend the Company’s capabilities in cloud vendor management and assurance of cloud service quality. The total purchase price of the acquisition was approximately $20 million.

•	NetQoS, Inc. (NetQoS) — On November 19, 2009, the Company acquired 100% of the voting equity interests of NetQoS, a provider of network performance management and service delivery solutions. NetQoS solutions will extend the Company’s capabilities in the areas of application performance management and network and system management. The total purchase price of the acquisition was approximately $200 million.

•	Cassatt Corporation (Cassatt) — On June 2, 2009, the Company acquired the data center automation and policy-based optimization assets of Cassatt. Cassatt was a provider of innovative cloud computing software. The Company’s purchase price for the Cassatt assets is immaterial.

Transaction costs for these acquisitions were immaterial. The allocation of purchase price to acquired identifiable assets, including intangible assets, is preliminary for Nimsoft, 3Tera and Oblicore because the Company has not completed its determination of the fair value of the intangible assets acquired and the historical tax records of the acquired business. The following represents the preliminary allocation of the purchase price and estimated useful lives to the acquired net assets of Nimsoft, 3Tera and Oblicore.

		ESTIMATED
(DOLLARS IN MILLIONS)	AMOUNT	USEFUL LIFE

Finite-lived intangible assets(1)	$35	5-7 years
Purchased software	265	10 years
Goodwill	195	Indefinite
Other liabilities assumed net of other assets	(22)	—

Purchase Price	$473

(1)	Includes customer relationships and trade names.

Approximately $120 million and $11 million of the goodwill is expected to be deductible for tax purposes for Nimsoft and Oblicore, respectively. None of the goodwill for 3Tera is expected to be deductible for tax purposes.

NetQoS: The total purchase price was allocated to the net tangible and intangible assets and liabilities based upon their estimated fair values as of November 19, 2009. The excess purchase price over the estimated value of the net tangible and identifiable intangible assets was recorded as goodwill. The allocation of a significant portion of the purchase price to goodwill was predominantly due to the intangible assets that are not separable, such as assembled workforce and going concern.

The following represents the allocation of the purchase price and estimated useful lives to the acquired net assets of NetQoS. This allocation was finalized during the fourth quarter of fiscal year 2010, and resulted in a revision of the value assigned to purchased software from that originally reported in the third quarter of approximately $35 million, the amortization effects of which are immaterial.

		ESTIMATED
(DOLLARS IN MILLIONS)	AMOUNT	USEFUL LIFE

Finite-lived intangible assets(1)	$27	5-6 years
Purchased software	104	10 years
Goodwill	106	Indefinite
Deferred tax liabilities	(39)	—
Other assets net of other liabilities assumed	2	—

Purchase Price	$200

(1)	Includes customer relationships and trade names.

None of the goodwill is expected to be deductible for tax purposes.

The pro forma effects of the acquisitions to the Company’s revenues and results of operations during fiscal years 2010, 2009 and 2008 were considered immaterial, both individually and in the aggregate. Revenue since the dates of acquisitions for the Company’s fiscal year 2010 acquisitions was approximately $24 million. Net income since the dates of acquisition for the Company’s fiscal year 2010 acquisitions was immaterial.

The Company had approximately $74 million and $20 million of accrued acquisition-related costs as of March 31, 2010 and 2009, respectively. Approximately $64 million and $10 million of the accrued acquisition related costs at March 31, 2010 and 2009, respectively, related to purchase price amounts withheld subject to indemnification protections.

Acquisition-related costs are comprised of employee costs, duplicate facilities and other acquisition-related costs that are incurred as a result of the Company’s prior period acquisitions.

Note 3 — Restructuring and Other
Restructuring
Fiscal 2010 restructuring plan: The Fiscal 2010 restructuring plan (Fiscal 2010 Plan) was approved on March 31, 2010. The Fiscal 2010 Plan is composed of a workforce reduction of approximately 1,000 positions and global facilities consolidations. These actions are intended to better align the Company’s cost structure with the skills and resources required to more effectively pursue opportunities in the marketplace and execute the Company’s long-term growth strategy. Actions under the Fiscal 2010 Plan are expected to be substantially completed by the end of the second quarter of fiscal year 2011.

Accrued restructuring costs and changes in the accruals for fiscal year 2010 associated with the Fiscal 2010 Plan were as follows:

		FACILITIES
(IN MILLIONS)	SEVERANCE	ABANDONMENT

Accrued balance as of March 31, 2009	$—	$—
Additions	48	2
Payments	(2)	—

Accrued balance as of March 31, 2010	$46	$2

The liability balance for the severance portion of the remaining reserve is included in the “Accrued salaries, wages and commissions” line item on the Consolidated Balance Sheet. The liability for the facilities abandonment portion of the remaining reserve is included in the “Accrued expenses and other current liabilities” and “Other noncurrent liabilities” line items on the Consolidated Balance Sheet. The costs are included in the “Restructuring and other” line item on the Consolidated Statements of Operations for the fiscal year ended March 31, 2010.

Fiscal 2007 restructuring plan: In August 2006, the Company announced the Fiscal 2007 restructuring plan (Fiscal 2007 Plan) to significantly improve the Company’s expense structure and increase its competitiveness. The Fiscal 2007 Plan’s objectives included a workforce reduction, global facilities consolidations and other cost reduction initiatives. The Company has recognized substantially all of the costs associated with the Fiscal 2007 Plan.

The reduction in workforce included approximately 3,100 individuals under the Fiscal 2007 Plan. Most of these actions have been completed; however, final payments of the severance amounts are dependent upon settlement with the works councils in certain international locations. The Company has also recognized substantially all of the facilities abandonment costs associated with the Fiscal 2007 Plan.

Accrued restructuring costs and changes in the accruals for fiscal years 2010 and 2009 associated with the Fiscal 2007 Plan were as follows:

		FACILITIES
(IN MILLIONS)	SEVERANCE	ABANDONMENT

Accrued balance as of March 31, 2008	$93	$27
Additions	28	68
Payments	(76)	(24)

Accrued balance as of March 31, 2009	45	71
Payments	(33)	(19)
Reductions	(4)	—
Accretion and other	—	8

Accrued balance as of March 31, 2010	$8	$60

Accretion and other includes accretion of the Company’s lease obligations related to facilities abandonment as well as changes in the assumptions related to future sublease income. These costs are included in the “General and administrative” expense line item of the Consolidated Statement of Operations.

Other
During fiscal year 2010, the Company incurred approximately $3 million in legal fees in connection with matters under review by the Special Litigation Committee (for further information, refer to Note 9, “Commitments and Contingencies”). Additionally, during fiscal year 2010 and fiscal year 2009, the Company recorded impairment charges of approximately $3 million and $5 million, respectively, for software that was capitalized for internal use but was determined to be impaired.

Note 4 — Derivatives and Fair Value Measurement
The Company is exposed to financial market risks arising from changes in interest rates and foreign exchange rates. Changes in interest rates could affect the Company’s monetary assets and liabilities, and foreign exchange rate changes could affect the Company’s foreign currency denominated monetary assets and liabilities and forecasted transactions. The Company enters into derivative contracts with the intent of mitigating a portion of these risks.

Interest rate swaps: During fiscal year 2010, the Company entered into three interest rate swaps transactions to swap a total of $300 million of its 6.125% Senior Notes due December 2014 into floating interest rate debt through December 1, 2014. These swaps were designated as fair value hedges and are being accounted for in accordance with the shortcut method of FASB ASC Topic 815 (previously SFAS No. 133). As of March 31, 2010, the fair value of these derivatives was $1 million and is included in “Other current assets” in the Company’s Consolidated Balance Sheet.

During fiscal year 2009, the Company entered into interest rate swaps with a total notional value of $250 million to hedge a portion of its variable interest rate payments. These derivatives are designated as cash flow hedges. The effective portion of these cash flow hedges are recorded as “Accumulated other comprehensive loss” in the Company’s Consolidated Balance Sheets and are reclassified into “Interest expense, net,” in the Company’s Consolidated Statements of Operations in the same period during which the hedged transaction affects earnings. Any ineffective portion of the cash flow hedges would be recorded immediately to “Interest expense, net” however, no ineffectiveness existed in the fiscal years ended March 31, 2010 and 2009.

At March 31, 2010 and 2009, approximately $4 million and $7 million, respectively, of the Company’s interest rate derivatives are included in “Accrued expenses and other current liabilities” on the Company’s Consolidated Balance Sheets.

Foreign currency contracts: The Company enters into foreign currency option and forward contracts to manage foreign currency risks. The Company has not designated its foreign exchange derivatives as hedges. Accordingly, changes in fair value from these contracts are recorded as “Other expenses (gains), net” in the Company’s Consolidated Statements of Operations. As of March 31, 2010, foreign currency contracts outstanding consisted of contracts with a total notional value of approximately $113 million and a tenure of less than two months. The fair value of these contracts was less than $1 million and is included in “Other current assets” in the Company’s Consolidated Balance Sheet.

As of March 31, 2009, there were no foreign currency contracts outstanding.

A summary of the effect of the interest rate and foreign exchange derivatives on the Company’s Consolidated Statements of Operations is as follows:

	AMOUNT OF NET
	(GAIN)/LOSS RECOGNIZED
	IN INCOME ON DERIVATIVES
LOCATION OF AMOUNTS RECOGNIZED	YEAR ENDED	YEAR ENDED
IN INCOME ON DERIVATIVES	MARCH 31,	MARCH 31,
(IN MILLIONS)	2010	2009

Interest expense — interest rate swaps designated as cash flow hedges	$6	$2
Interest income — interest rate swaps designated as fair value hedges	$(1)	$—
Other expenses (gains), net — foreign currency contracts	$20	$(77)

For the Company’s cash flow hedges, the amount of loss recorded in “Accumulated other comprehensive loss” was approximately $4 million and $7 million for the fiscal years ended March 31, 2010 and 2009, respectively. The amount of loss reclassified from “Accumulated other comprehensive income” into “Interest expense, net” was approximately $6 million and $2 million for the fiscal years ended March 31, 2010 and 2009, respectively. During the first three quarters of fiscal year 2011, approximately $4 million is expected to be released from “Accumulated other comprehensive loss” to income in connection with the Company’s monthly interest payments on the hedged debt.

Items Measured at Fair Value on a Recurring Basis
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2010.

	FAIR VALUE MEASUREMENT AT REPORTING DATE USING
		QUOTED PRICES IN
	ESTIMATED FAIR	ACTIVE MARKETS FOR	SIGNIFICANT OTHER
DESCRIPTION	VALUE AT	IDENTICAL ASSETS	OBSERVABLE INPUTS
(IN MILLIONS)	MARCH 31, 2010	(LEVEL 1)(1)	(LEVEL 2)(2)

Assets:
Money market funds	$1,805	$1,805	$—
Interest rate derivative designated as fair value hedge	1	—	1

Total Assets	$1,806	$1,805	$1

Liabilities:
Interest rate derivatives designated as cash flow hedge	$4	$—	$4

Total Liabilities	$4	$—	$4

(1)	Level 1 is defined as quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities.

(2)	Level 2 is defined as quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly.

As of March 31, 2010, the Company had approximately $1,755 million and $50 million of investments in money market funds classified as “Cash and cash equivalents” and “Other noncurrent assets, net” for restricted cash amounts, respectively, in its Consolidated Balance Sheets.

As of March 31, 2010, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2009.

	FAIR VALUE MEASUREMENT AT REPORTING DATE USING
		QUOTED PRICES IN
	ESTIMATED FAIR	ACTIVE MARKETS FOR	SIGNIFICANT OTHER
DESCRIPTION	VALUE AS OF	IDENTICAL ASSETS	OBSERVABLE INPUTS
(IN MILLIONS)	MARCH 31, 2009	(LEVEL 1)(1)	(LEVEL 2)(2)

Assets:
Money market funds	$1,617	$1,617	$—
Government securities	405	405	—

Total Assets	$2,022	$2,022	$—

Liabilities:
Interest Rate Derivatives	$7	$—	$7

Total Liabilities	$7	$—	$7

(1)	Level 1 is defined as quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities.

(2)	Level 2 is defined as quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly.

As of March 31, 2009, the Company had approximately $1,567 million and $50 million of investments in money market funds classified as “Cash and cash equivalents” and “Other noncurrent assets, net” for restricted cash amounts, respectively, in its Consolidated Balance Sheet. The Company also had approximately $405 million in government securities, comprised of treasury bills, classified as “Cash and cash equivalents” in its Consolidated Balance Sheet at March 31, 2009.

As of March 31, 2009, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

The following table presents the carrying amounts and estimated fair values of the Company’s instruments that are not measured at fair value on a recurring basis:

	AT MARCH 31, 2010
(IN MILLIONS)	CARRYING VALUE	ESTIMATED FAIR VALUE

Assets:
Noncurrent portion of installment accounts receivable(1)	$46	$46
Liabilities:
Long-term debt(2)	$1,545	$1,600
Facilities abandonment reserve(3)	$69	$79

(1)	Estimated fair value of the noncurrent portion of installment accounts receivable approximates carrying value due to the relatively short term to maturity.

(2)	Estimated fair value of long-term debt is based on quoted prices for similar liabilities for which significant inputs are observable except for certain long-term lease obligations, for which fair value approximates carrying value.

(3)	Estimated fair value for the facilities abandonment reserve was determined using the Company’s current incremental borrowing rate. The facilities abandonment reserve includes approximately $22 million in “Accrued expenses and other current liabilities” and approximately $47 million in “Other noncurrent liabilities” line items in the Consolidated Balance Sheet.

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

Note 5 — Segment and Geographic Information
The Company’s chief operating decision makers review financial information presented on a consolidated basis, accompanied by disaggregated information about revenue by geographic region, for purposes of assessing financial performance and making operating decisions. Accordingly, the Company considers itself to operate in a single segment. The Company does not manage its business by solution or focus area (i.e. product) and therefore does not maintain financial statements on such a basis.

In addition to its United States operations, the Company operates through branches and wholly-owned subsidiaries in 46 foreign countries located in North America (4), Africa (1), South America (7), Asia/Pacific (14) and Europe (20). Revenue is allocated to a geographic area based on the location of the sale, which is generally the customer’s country of domicile. The following table presents information about the Company by geographic area for the fiscal years ended March 31, 2010, 2009 and 2008:

	UNITED
(IN MILLIONS)	STATES	EUROPE	OTHER	ELIMINATIONS	TOTAL

Year Ended March 31, 2010
Revenue
To unaffiliated customers	$2,414	$1,204	$735	$—	$4,353
Between geographic areas(1)	528	—	—	(528)	—

Total revenue	2,942	1,204	735	(528)	4,353
Property and equipment, net	239	127	86	—	452
Total assets	9,109	1,831	898	—	11,838
Total liabilities	5,146	1,095	614	—	6,855

Year Ended March 31, 2009
Revenue
To unaffiliated customers	$2,291	$1,265	$715	$—	$4,271
Between geographic areas(1)	522	—	—	(522)	—

Total revenue	2,813	1,265	715	(522)	4,271
Property and equipment, net	254	129	59	—	442
Total assets	8,824	1,726	691	—	11,241
Total liabilities	5,298	1,038	543	—	6,879

Year Ended March 31, 2008
Revenue
To unaffiliated customers	$2,217	$1,299	$761	$—	$4,277
Between geographic areas(1)	562	—	—	(562)	—

Total revenue	2,779	1,299	761	(562)	4,277
Property and equipment, net	239	179	78	—	496
Total assets	8,951	2,008	772	—	11,731
Total liabilities	5,979	1,281	721	—	7,981

(1)	Represents royalties from foreign subsidiaries determined as a percentage of certain amounts invoiced to customer

No single customer accounted for 10% or more of total revenue for the fiscal year ended March 31, 2010, 2009 or 2008.

Note 6 — Trade and Installment Accounts Receivable
The Company uses installment license agreements as a standard business practice and has a history of successfully collecting substantially all amounts due under the original payment terms without making concessions on payments, software products, maintenance, or professional services. Trade and installment accounts receivable, net represent amounts due from the Company’s customers. These accounts receivable balances are presented net of allowance for doubtful accounts and unamortized discounts. Unamortized discounts reflect imputed interest for the time value of money for license agreements signed prior to October 2000 (prior business model). These balances include revenue recognized in advance of customer billings but do not include unbilled contractual commitments executed under license agreements implemented since October 2000. The components of trade and installment accounts receivable, net are as follows:

	MARCH 31,	MARCH 31,
(IN MILLIONS)	2010	2009

Current:
Accounts receivable — billed	$768	$658
Accounts receivable — unbilled	72	71
Other receivables	26	34
Unbilled amounts due within the next 12 months — prior business model	93	108
Less: Allowance for doubtful accounts	(24)	(25)
Less: Unamortized discounts	(4)	(7)

Trade and installment accounts receivable, net	$931	$839

Noncurrent:
Unbilled amounts due beyond the next 12 months — prior business model	$46	$132
Less: Allowance for doubtful accounts	—	—
Less: Unamortized discounts(1)	—	(4)

Installment accounts receivable, due after one year, net	$46	$128

(1)	Less than $1 million

Note 7 — Long-Lived Assets
Property and equipment: A summary of property and equipment is as follows:

	MARCH 31,
(IN MILLIONS)	2010	2009

Land and buildings	$208	$199
Equipment, software developed for internal use, furniture, and leasehold improvements	874	833

	1,082	1,032
Accumulated depreciation and amortization	(630)	(590)

Property and equipment, net	$452	$442

Depreciation expense for the fiscal years ended March 31, 2010, 2009 and 2008 was approximately $105 million, $96 million and $91 million, respectively.

Capitalized Development Costs: Software development costs of approximately $188 million, $129 million and $112 million were capitalized during fiscal years 2010, 2009 and 2008, respectively. The Company recorded amortization of approximately $85 million, $68 million and $57 million for the fiscal years ended March 31, 2010, 2009 and 2008, respectively, which was included in the “Amortization of capitalized software costs” line item in the Consolidated Statements of Operations.

Other intangible assets: During fiscal years 2010 and 2009, the Company did not record impairment charges relating to certain identifiable intangible assets that were acquired in conjunction with prior year acquisitions and not subject to amortization. During fiscal year 2008, the Company recorded impairment charges of less than $1 million relating to certain identifiable intangible assets that were acquired in conjunction with prior year acquisitions and not subject to amortization. These impairment charges were reported in the “Restructuring and other” line item in the Consolidated Statements of Operations.

The Company recorded amortization of other identified intangible assets of approximately $56 million, $53 million and $66 million in fiscal years 2010, 2009 and 2008, respectively. The net carrying value of other identified intangible assets as of March 31, 2010 and 2009 was approximately $247 million and $237 million, respectively.

The gross carrying amounts and accumulated amortization for identified intangible assets at March 31, 2010 was approximately $7,033 million and $5,883 million, respectively. These amounts include fully amortized intangible assets of approximately $5,146 million, which is composed of purchased software of approximately $4,603 million, internally developed software of approximately $423 million and other identified intangible assets subject to amortization of approximately $120 million. The remaining gross carrying amounts and accumulated amortization for identified intangible assets that are not fully amortized are as follows:

	AS OF MARCH 31, 2010
	GROSS
	AMORTIZABLE	ACCUMULATED	NET
(IN MILLIONS)	ASSETS	AMORTIZATION	ASSETS

Purchased software products	$641	$(171)	$470
Capitalized development cost and other intangibles:
Internally developed software products	620	(187)	433
Other identified intangible assets subject to amortization	612	(379)	233
Other identified intangible assets not subject to amortization	14	—	14

Total capitalized development costs and other intangible assets	$1,887	$(737)	$1,150

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

	AS OF MARCH 31, 2009
	GROSS
	AMORTIZABLE	ACCUMULATED	NET
(IN MILLIONS)	ASSETS	AMORTIZATION	ASSETS

Purchased software products	$322	$(167)	$155
Capitalized development costs and other intangibles:
Internally developed software products	481	(148)	333
Other identified intangible assets subject to amortization	549	(326)	223
Other identified intangible assets not subject to amortization	14	—	14

Total capitalized development costs and other intangible assets	$1,366	$(641)	$725

Based on the identified intangible assets recorded through March 31, 2010, the annual amortization expense over the next five fiscal years is expected to be as follows:

	YEAR ENDED MARCH 31,
(IN MILLIONS)	2011	2012	2013	2014	2015

Capitalized software:
Purchased	$77	$65	$58	$50	$39
Internally developed	106	104	90	71	45
Other identified intangible assets subject to amortization	66	44	37	33	29

Total	$249	$213	$185	$154	$113

Goodwill: The Company evaluates goodwill impairment based on a single reporting unit. During the fourth quarter of fiscal year 2010, the Company performed its annual impairment review of goodwill and concluded that there was no impairment in fiscal year 2010. Similar impairment reviews were performed during the fourth quarter of fiscal years 2009 and 2008. The Company concluded that there was no impairment to be recorded in those fiscal years. The accumulated goodwill impairment losses previously recognized by the Company totaled approximately $111 million at March 31, 2010 and 2009. These losses were recognized in fiscal years 2003 and 2002.

The carrying value of goodwill was approximately $5,667 million and $5,364 million as of March 31, 2010 and March 31, 2009, respectively. During fiscal year 2010, goodwill increased by approximately $303 million primarily due to the fiscal year 2010 acquisitions.

Note 8 — Debt
Credit Facilities
As of March 31, 2010 and 2009, the Company’s committed bank credit facilities consisted of a $1 billion, unsecured bank revolving credit facility.

	AS OF MARCH 31,
	2010		2009
	MAXIMUM	OUTSTANDING	MAXIMUM	OUTSTANDING
(IN MILLIONS)	AVAILABLE	BALANCE	AVAILABLE	BALANCE

2008 Revolving Credit Facility (expires August 2012)	$1,000	$250	$1,000	$750

2008 Revolving Credit Facility
In August 2007, the Company entered into an unsecured revolving credit facility (the 2008 Revolving Credit Facility). The maximum committed amount available under the 2008 Revolving Credit Facility is $1 billion, exclusive of incremental credit increases of up to an additional $500 million, which are available subject to certain conditions and the agreement of its lenders. Total interest expense relating to borrowings under the 2008 Revolving Credit Facility for fiscal years 2010, 2009 and 2008 was approximately $5 million, $24 million and $44 million, respectively.

Borrowings under the 2008 Revolving Credit Facility bear interest at a rate dependent on the Company’s credit ratings at the time of such borrowings and are calculated according to a base rate or a Eurocurrency rate, as the case may be, plus an applicable margin and utilization fee. The applicable margin for a base rate borrowing is 0.0% and, depending on the Company’s credit rating, the applicable margin for a Eurocurrency borrowing ranges from 0.27% to 0.875%. Also, depending on the Company’s credit rating at the time of the borrowing, the utilization fee can range from 0.10% to 0.25% for borrowings over 50% of the total commitment. At the Company’s credit ratings as of March 31, 2010, the applicable margin was 0% for a base rate borrowing and 0.350% for a Eurocurrency borrowing, and the utilization fee was 0.1%. As of March 31, 2010, the weighted average interest rate on the Company’s outstanding borrowings was 3.18%. Based on the Company’s credit ratings as of March 31, 2009, the applicable margin was 0% for a base rate borrowing and 0.425% for a Eurocurrency borrowing, and the utilization fee was 0.1%. As of March 31, 2009, the weighted average interest rate on the Company’s outstanding borrowings was 2.72%. In addition, the Company must pay facility commitment fees quarterly at rates dependent on its credit ratings. The facility commitment fees can range from 0.080% to 0.375% of the final allocated amount of each Lender’s full revolving credit commitment (without taking into account any outstanding borrowings under such commitments). Based on the Company’s credit ratings as of March 31, 2010 and 2009, the facility commitment fee was 0.100% and 0.125%, respectively, of the $1 billion committed amount.

The 2008 Revolving Credit Facility contains financial and non-financial covenants and negative covenants. The financial covenants include: (i) for the 12 months ending each quarter-end, the ratio of consolidated debt for borrowed money to consolidated cash flow, each as defined in the 2008 Revolving Credit Facility, must not exceed 4.00 to 1.00; and (ii) for the 12 months ending each quarter-end, the ratio of consolidated cash flow to the sum of interest payable on, and amortization of debt discount in respect of, all consolidated debt for borrowed money, as defined in the 2008 Revolving Credit Facility, must not be less than 5.00 to 1.00. As of March 31, 2010, the Company is in compliance with the financial and other covenants. In addition, as a condition precedent to each borrowing made under the 2008 Revolving Credit Facility, as of the date of such borrowing, (i) no event of default shall have occurred and be continuing and (ii) the Company is to reaffirm that the representations and warranties made by the Company in the 2008 Revolving Credit Facility other than those representations and warranties that referred to a specified date or period.

During fiscal year 2010, the Company repaid $500 million of the outstanding borrowings under the 2008 Revolving Credit Facility with proceeds from the 5.375% Senior Notes due November 2019.

Senior Note Obligations
As of March 31, 2010 and 2009, the Company had the following unsecured, fixed-rate interest, senior note obligations outstanding:

	YEAR ENDED MARCH 31,
(IN MILLIONS)	2010	2009

5.375% Senior Notes due November 2019	$750	$—
1.625% Convertible Senior Notes due December 2009, net of debt amortization amount of $29 million	—	431
4.750% Senior Notes due December 2009	—	176
6.125% Senior Notes due December 2014	501	500

5.375% Senior Notes due November 2019
During the third quarter of fiscal year 2010, the Company issued approximately $750 million principal amount of 5.375% Senior Notes due 2019 (the 5.375% Senior Notes). The 5.375% Senior Notes were issued in an underwritten offering at a price equal to 99.162% of the principal amount. The net proceeds of the offering were approximately $738 million, after being issued at a discount of approximately $6 million and deducting expenses, underwriting discounts and commissions of approximately $6 million, which will be amortized over the term of the 5.375% Senior Notes. As of March 31, 2010, the principal amount of the 5.375% Senior Notes of approximately $744 million, net of unamortized debt discount of approximately $6 million, is included in the “Long-term debt, net of current portion” line item in the Consolidated Balance Sheet. The 5.375% Senior Notes are senior unsecured obligations and rank equally in right of payment with all of the Company’s other existing and future senior unsecured indebtedness. The 5.375% Senior Notes are subordinated to any future secured indebtedness to the extent of the assets securing such future indebtedness and structurally subordinated to any indebtedness of the Company’s subsidiaries.

The Company has the option to redeem the 5.375% Senior Notes at any time, at redemption prices equal to the greater of (i) the principal amount of the 5.375% Senior Notes to be redeemed or (ii) the sum of the present value of the remaining scheduled payments of the 5.375% Senior Notes to be redeemed, discounted to the date of redemption on a semi-annual basis at the treasury rate plus 30 basis points. In the event of a change in control, the Company must repurchase the 5.375% Senior Notes in cash at 101% of the principal amount plus accrued and unpaid interest, if any, to the date of repurchase.

1.625% Convertible Senior Notes due December 2009
In fiscal year 2003, the Company issued $460 million of unsecured 1.625% Convertible Senior Notes (the 1.625% Notes) due December 2009, in a transaction pursuant to Rule 144A. The 1.625% Notes were senior unsecured indebtedness and ranked equally with all existing senior unsecured indebtedness. Concurrent with the issuance of the 1.625% Notes, the Company entered into call spread repurchase option transactions (1.625% Notes Call Spread) to partially mitigate potential dilution from conversion of the 1.625% Notes. The Company repaid the 1.625% Notes for approximately $520 million, of which approximately $460 million was for the outstanding principal amount of the 1.625% Notes and approximately $60 million was for the in-the-money conversion of the 1.625% Notes Call Spread. The Company also exercised the 1.625% Notes Call Spread and the option proceeds of approximately $61 million were recorded in “Additional paid-in capital” in the Consolidated Balance Sheet at March 31, 2010.

The Company estimated a borrowing rate of 11% for a similar non-convertible instrument at the time the unsecured 1.625% Convertible Senior Notes due December 2009 (the 1.625% Notes) were issued. The carrying value at issuance of the liability component of the 1.625% Notes, assuming an interest rate of 11%, was $251 million at issuance, reflecting a discount of $209 million. This discount was amortized to interest expense over a seven-year period ending December 2009, the date on which holders of the 1.625% Notes could first require the Company to exchange all or a portion of their 1.625% Notes for shares of the Company’s common stock at a price of $20.04 per share.

Total interest expense associated with the 1.625% Notes was approximately $34 million and $45 million for the fiscal years ended March 31, 2010 and 2009, respectively. Interest expense included amortization expense from the debt discount of approximately $29 million and $37 million for the fiscal years ended March 31, 2010 and 2009, respectively.

4.750% Senior Notes due December 2009
During the third quarter of fiscal year 2009, the Company purchased approximately $148 million of the principal amount of its 4.750% Senior Notes due December 2009 (the 4.750% Notes) on the open market at a price of $143 million, exclusive of accrued interest. As a result of this repayment, the Company recognized a gain of $5 million in the “Other expenses (gains), net” line of the Consolidated Statements of Operations in the third quarter of fiscal year 2009. During the fourth quarter of fiscal year 2009, the Company completed a tender offer to repay a portion of the 4.750% Notes, under which the Company repaid approximately $176 million of the aggregate principal amount of the notes, exclusive of accrued interest. During the third quarter of fiscal year 2010, the Company repaid approximately $176 million, which was the remaining obligation of the 4.750% Senior Notes outstanding.

6.125% Senior Notes due December 2014
In November 2004, the Company issued $500 million of the 5.625% Senior Notes due December 2014 (the 5.625% Notes). The 5.625% Notes are senior unsecured obligations and rank equally in right of payment with all of the Company’s other existing and future senior unsecured indebtedness. In December 2007, the 5.625% Notes were amended to require that the Company pay an additional 0.50% per annum interest (as amended, the 6.125% Notes). As a result of the amendment in the third quarter of fiscal year 2008, the Company recorded a charge of approximately $14 million, representing the present value of the additional amounts that will be paid. This charge is included in “Other expenses (gains), net” line item in the Consolidated Statements of Operations.

The Company has the option to redeem the 6.125% Notes at any time, at redemption prices equal to the greater of (i) 100% of the aggregate principal amount of the notes of such series being redeemed and (ii) the present value of the principal and interest payable over the life of the 6.125% Notes, discounted at a rate equal to 20 basis points, over a comparable U.S. Treasury bond yield. The maturity of the 6.125% Notes may be accelerated by the holders upon certain events of default, including failure to make payments when due and failure to comply with covenants in the 2005 Senior Notes. The Notes were issued at a price equal to 99.505% of the principal amount for resale under Rule 144A and Regulation S.

During fiscal year 2010, the Company entered into three $100 million notional amount interest rate swap transactions to swap a portion of its 6.125% Senior Notes due December 2014 into floating interest rate payments through December 1, 2014. Under the terms of the swaps, the Company will pay quarterly interest at a rate of 2.915%, 2.779% and 2.999% on the first, second and third swap, respectively, plus the three month LIBOR rate, and will receive payment at 5.625%. The LIBOR based rate is set quarterly three months prior to the date of the interest payment. The Company designated these swaps as fair value hedges and are accounting for them in accordance with the shortcut method of FASB ASC Topic 815 (previously SFAS No. 133). The change in the fair value of the interest rate swaps from inception to March 31, 2010 was approximately $1 million and is reflected in “Accrued expenses and other current liabilities” in the Consolidated Balance Sheet. The carrying value of the debt on the Consolidated Balance Sheet was adjusted by an equal and offsetting amount.

Other Indebtedness

	YEAR ENDED MARCH 31,
	2010		2009
	MAXIMUM	OUTSTANDING	MAXIMUM	OUTSTANDING
(IN MILLIONS)	AVAILABLE	BALANCE	AVAILABLE	BALANCE

International line of credit	$25	$—	$25	$—
Capital lease obligations and other	—	44	—	51

International Line of Credit
An unsecured and uncommitted multi-currency line of credit is available to meet short-term working capital needs for the Company’s subsidiaries operating outside the United States. The line of credit is available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between the Company’s subsidiaries and the local bank at the time of each specific transaction. As of March 31, 2010, the amount available under this line totaled approximately $25 million and approximately $15 million was pledged in support of bank guarantees and other local credit lines.

In addition to the above facility, the Company and its subsidiaries use guarantees and letters of credit issued by financial institutions to guarantee performance on certain contracts. As of March 31, 2010, none of these arrangements had been drawn down by third parties.

Other
As of March 31, 2010 and 2009, the Company had various other debt obligations outstanding, which approximated $44 million and $51 million, respectively.

The fair value of the Company’s current and long term portions of debt, excluding the 2008 Revolving Credit Facility and Capital lease obligations and other, was approximately $1,307 million and $1,130 million as of March 31, 2010 and 2009, respectively. The fair value of long-term debt is based on quoted market prices.

Interest expense for the fiscal years ended March 31, 2010, 2009 and 2008 was $102 million, $130 million and $169 million, respectively.

The maturities of outstanding debt are as follows:

	YEAR ENDED MARCH 31,
(IN MILLIONS)	2011	2012	2013	2014	2015	THEREAFTER

Amount due	$15	$15	$261	$9	$500	$745

Note 9 — Commitments and Contingencies
The Company leases real estate and certain data processing and other equipment with lease terms expiring through fiscal year 2023. The leases are operating leases and provide for renewal options and additional rentals based on escalations in operating expenses and real estate taxes. The Company has no material capital leases.

Rental expense under operating leases for facilities and equipment was approximately $163 million, $161 million and $203 million for the fiscal years ended March 31, 2010, 2009 and 2008, respectively. Rental expense for the fiscal years ended March 31, 2010, 2009 and 2008 included sublease income of approximately $18 million, $22 million and $35 million, respectively.

Future minimum lease payments under non-cancelable operating leases as of March 31, 2010, were as follows:

FISCAL YEAR	(IN MILLIONS)

2011	$110
2012	88
2013	72
2014	61
2015	54
Thereafter	204

Total	589

Less income from sublease	(25)

Net minimum operating lease payments	$564

In addition to the minimum lease payment obligations noted above and debt obligations discussed in more detail in Note 8, “Debt,” the Company has additional commitments to purchase goods and services of approximately $239 million in future periods, approximately $227 million of which expires by fiscal year 2015.

Prior to fiscal year 2001, the Company sold individual accounts receivable under the prior business model to a third party subject to certain recourse provisions. The outstanding principal balance of these receivables subject to recourse approximated $21 million and $38 million as of March 31, 2010 and 2009, respectively.

Stockholder Derivative Litigation — Background
In June and July 2004, three purported derivative actions were filed in the Federal Court by Ranger Governance, Ltd. (Ranger), Bert Vladimir and Irving Rosenzweig against certain current or former employees and/or directors of the Company. In November 2004, the Federal Court issued an order consolidating the three actions into Computer Associates International, Inc., Derivative Litigation, No. 04 Civ. 2697 (E.D.N.Y.) (the Derivative Action). The derivative plaintiffs filed a consolidated amended complaint (the Consolidated Complaint) on January 7, 2005. The Consolidated Complaint names as defendants Charles Wang, Sanjay Kumar, Ira Zar, Charles McWade, Peter Schwartz, William de Vogel, Richard Grasso, Roel Pieper, Russell Artzt, Alfonse D’Amato, Lewis Ranieri, Stephen Richards, Steven Woghin, David Kaplan, David Rivard, Lloyd Silverstein, Michael A. McElroy, Gary Fernandes, Robert E. La Blanc, Jay W. Lorsch, Kenneth Cron, Walter P. Schuetze, KPMG LLP, and Ernst & Young LLP. The Company is named as a nominal defendant. The Consolidated Complaint seeks from one or more of the defendants

(1) contribution towards the consideration the Company had previously agreed to provide then current and former stockholders in settlement of certain class action litigation commenced against the Company and certain officers and directors in 1998 and 2002, (2) compensatory and consequential damages in an amount not less than $500 million in connection with the investigations giving rise to the Deferred Prosecution Agreement (DPA) entered into between the Company and the United States Attorney’s Office (USAO) in 2004 and a consent to enter into a final judgment (Consent Judgment) in a parallel proceeding brought by the SEC regarding certain of the Company’s past accounting practices, including its revenue recognition policies and procedures during certain periods prior to the adoption of the Company’s new business model in October 2000. (In May 2007, based upon the Company’s compliance with the terms of the DPA, the Federal Court ordered dismissal of the charges that had been filed against the Company in connection with the DPA, and the DPA expired. The injunctive provisions of the Consent Judgment permanently enjoining the Company from violating certain provisions of the federal securities laws remain in effect.), (3) unspecified relief for violations of Section 14(a) of the Exchange Act for alleged false and material misstatements made in the Company’s proxy statements issued in 2002 and 2003, (4) relief for alleged breach of fiduciary duty, (5) unspecified compensatory, consequential and punitive damages based upon allegations of corporate waste and fraud, (6) unspecified damages for breach of duty of reasonable care, (7) restitution and rescission of the compensation earned under the Company’s executive compensation plan and (8) pursuant to Section 304 of the Sarbanes-Oxley Act, reimbursement of bonus or other incentive-based equity compensation and alleged profits realized from sales of securities issued by the Company. Although no relief is sought from the Company, the Consolidated Complaint seeks monetary damages, both compensatory and consequential, from the other defendants, including current or former employees and/or directors of the Company, Ernst & Young LLP and KPMG LLP in an amount totaling not less than $500 million.

On February 1, 2005, the Company established a Special Litigation Committee of members of its Board of Directors who are independent of the defendants to, among other things, control and determine the Company’s response to the Derivative Action. On April 13, 2007, the Special Litigation Committee issued its reports, which announced the Special Litigation Committee’s conclusions, determinations, recommendations and actions with respect to the claims asserted in the Derivative Action. The Special Litigation Committee also served a motion which seeks to dismiss and realign the claims and parties in accordance with the Special Litigation Committee’s recommendations. As summarized below, the Special Litigation Committee concluded as follows:

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

Other Civil Actions
In 2004, the Company entered a voluntary disclosure agreement (VDA) with the State of Delaware, by which the Company agreed to disclose information about its failure to comply with certain abandoned property (“escheatment”) procedures and, in return, the State agreed, among other things, not to impose interest or conduct an audit. The Company engaged an independent consultant to review its records and provide an estimate of its liability to the State. The State refused to accept that estimate. In October 2008, the Company commenced an action entitled CA, Inc. v. Cordrey, et al, Civil Action No. 4111-CC in the Delaware Chancery Court (the Delaware Court) seeking, among other things, to compel the State to abide by its obligations under the VDA. In November 2008, the State filed a suit in the Delaware Court entitled Cordrey, et al v. CA, Inc. et al , Civil Action No. 4195-CC, that seeks to enforce a request for payment of abandoned property liability, compel an audit and impose interest. By an amended complaint, dated March 2, 2009, the State alleged, among other things, that the Company made material misrepresentations in and unreasonably delayed the VDA process and the state added causes of action for fraud and/or negligent misrepresentation. On February 18, 2010, the Court dismissed these actions pursuant to a Stipulation of Settlement, by which the Company agreed to pay $17,650,000 to the State, representing the Company’s liability for abandoned property liability (excluding equity) for all past years, through and including liability for past years required to be reported in abandoned property reports due in 2010 and 2011, and inclusive of all interest and penalties. The Stipulation of Settlement provided, among other things, that “based on its review of materials provided in discovery and information provided in negotiations subsequent to the filing of its Amended Complaint, the State does not believe that CA engaged in any acts of fraud.”

In December 2008, a lawsuit captioned Information Protection and Authentication of Texas LLC v. Symantec Corp., et al. was filed in the United States District Court for the Eastern District of Texas. The complaint seeks monetary damages in an undisclosed amount against 22 separate defendants including the Company based upon claims for direct and contributory infringement of two separate patents. The complaint did not disclose which of the Company’s products allegedly infringed the claimed patents. In discovery, plaintiff had asserted that three of the Company’s security products containing firewall technology were at issue in this suit. Pursuant to an Order dated April 29, 2010, the court dismissed this action with prejudice as to the Company based upon a confidential settlement reached between the parties. The terms of that settlement are not material to the Company.

The Company, various subsidiaries, and certain current and former officers have been named as defendants in various other lawsuits and claims arising in the normal course of business. The Company believes that it has meritorious defenses in connection with such lawsuits and claims, and intends to vigorously contest each of them. In the opinion of the Company’s management, although the outcome of the above matters as well as these other lawsuits and claims cannot be determined, the results of pending matters against the Company, either individually or in the aggregate, are not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows, although the effect could be material to the results of operations or cash flows for any individual reporting period.

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

Note 10 — Income Taxes
The amounts of income (loss) before taxes attributable to domestic and foreign operations are as follows:

	YEAR ENDED MARCH 31,
(IN MILLIONS)	2010	2009	2008

Domestic	$717	$648	$558
Foreign	454	417	217

	$1,171	$1,065	$775

Income tax expense (benefit) consists of the following:

	YEAR ENDED MARCH 31,
(IN MILLIONS)	2010	2009	2008

Current:
Federal	$204	$317	$203
State	15	14	2
Foreign	113	119	107

	332	450	312

Deferred:
Federal	28	(89)	8
State	13	(11)	(7)
Foreign	27	44	(17)

	68	(56)	(16)

Total:
Federal	232	228	211
State	28	3	(5)
Foreign	140	163	90

	$400	$394	$296

The tax expense is reconciled to the tax expense computed at the federal statutory tax rate as follows:

	YEAR ENDED MARCH 31,
(IN MILLIONS)	2010	2009	2008

Tax expense at U.S. federal statutory tax rate	$410	$373	$272
Increase in tax expense resulting from:
Effect of international operations	(55)	(11)	(24)
Corporate tax rate changes	8	8	26
State taxes, net of federal tax benefit	7	1	2
Valuation allowance	5	7	(11)
Other, net	25	16	31

Tax expense	$400	$394	$296

Deferred income taxes reflect the effect of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. The tax effects of the temporary differences are as follows:

	MARCH 31,
(IN MILLIONS)	2010	2009

Deferred tax assets:
Modified accrual basis accounting	$461	$445
Share-based compensation	76	84
Accrued expenses	76	73
Net operating losses	153	179
Purchased intangibles amortizable for tax purposes	17	24
Depreciation	—	20
Deductible state tax and interest benefits	37	31
Purchased software	—	13
Other	66	33

Total deferred tax assets	886	902
Valuation allowances	(74)	(76)

Total deferred tax assets, net of valuation allowances	812	826
Deferred tax liabilities:
Purchased software	34	—
Depreciation	1	—
Other intangible assets	75	86
Capitalized development costs	172	135

Total deferred tax liabilities	282	221

Net deferred tax asset	$530	$605

In management’s judgment, it is more likely than not that the total deferred tax assets, net of valuation allowance, of approximately $812 million will be realized as reductions to future taxable income or by utilizing available tax planning strategies. Worldwide net operating loss carryforwards (NOLs) totaled approximately $562 million and $608 million as of March 31, 2010 and 2009, respectively. The NOLs will expire as follows: $421 million between 2011 and 2029 and $141 million may be carried forward indefinitely.

The valuation allowance decreased approximately $2 million and $42 million at March 31, 2010 and 2009, respectively. The decrease in the valuation allowance at March 31, 2010 and at March 31, 2009 primarily relates to the likelihood of utilization of NOLs.

No provision has been made for U.S. federal income taxes on approximately $1,067 million and $958 million as of March 31, 2010 and 2009, respectively, of unremitted earnings of the Company’s foreign subsidiaries since the Company plans to permanently reinvest all such earnings outside the U.S. It is not practicable to determine the amount of tax associated with such unremitted earnings.

A number of years may elapse before a particular uncertain tax position for which the Company has not recorded a financial statement benefit is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions and the related open tax audits are as follows:

•	United States — federal audits have been completed for all taxable years through 2004;

•	Germany— audits have been effectively settled for all taxable years through 2006;

•	Italy — audits have been completed for all taxable years through 1999;

•	Japan— audits have been completed for all taxable years through 2003; and

•	United Kingdom — audits have been completed for all taxable years through 2005.

While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes that its financial statements reflect the probable outcome of uncertain tax positions. The Company adjusts these reserves, as well as any related interest or penalties, in light of changing facts and circumstances. To the extent a settlement differs from the amounts previously reserved, such difference would be generally recognized as a component of the Company’s annual tax rate in the year of resolution.

As of March 31, 2010, the liability for income taxes associated with uncertain tax positions, including interest and penalties, is approximately $401 million (of which approximately $3 million is classified as current). In addition, the Company has recorded approximately $37 million of deferred tax assets for future deductions of interest and state income taxes related to these uncertain tax positions.

As of March 31, 2010, the total gross amount of reserves for income taxes, reported in other liabilities, is $326 million. Any prospective adjustments to these reserves will be recorded as an increase or decrease to the Company’s provision for income taxes and would affect its effective tax rate. The gross amount of interest and penalties accrued, reported in total liabilities was approximately $75 million, $64 million and $69 million for the fiscal years ending March 31, 2010, 2009 and 2008, respectively. The amount of interest and penalties recognized was approximately $9 million, $5 million and $4 million for the fiscal years ending March 31, 2010, 2009 and 2008, respectively.

A roll-forward of the Company’s uncertain tax positions for all federal, state and foreign tax jurisdictions is as follows:

	MARCH 31,
(IN MILLIONS)	2010	2009

Balance, beginning of year	$247	$211
Additions for tax positions related to the current year	68	26
Additions for tax positions from prior years	24	82
Reductions for tax positions from prior years	(1)	(4)
Settlement payments	(16)	(54)
Statute of limitations expiration	(1)	(4)
Translation and other	5	(10)

Balance, end of year	$326	$247

Note 11 — Stock Plans
Share-based incentive awards are provided to employees under the terms of the Company’s equity incentive compensation plans (the Plans). The Plans are administered by the Compensation and Human Resources Committee of the Board of Directors (the Committee). Awards under the Plans may include at-the-money stock options, premium-priced stock options, restricted stock (RSAs), restricted stock units (RSUs), performance share units (PSUs) or any combination thereof. The non-employee members of the Company’s Board of Directors receive deferred stock units under separate director compensation plans. The Company typically settles awards under employee and non-employee director compensation plans with stock held in treasury.

All Plans, with the exception of acquired companies’ stock plans, have been approved by the Company’s shareholders. Currently, the Company grants annual performance cash incentive bonuses, long-term performance bonuses, both qualified and non-statutory stock options, RSAs, RSUs and other equity-based awards under the 2007 Incentive Plan and long-term performance bonuses under the 2002 Incentive Plan, as amended and restated. These plans are collectively referred to in the following discussion as “the Incentive Plans.” Under the Incentive Plans the awards can be granted to select employees and consultants up to approximately 45 million and 30 million shares of common stock under the Company’s 2002 and 2007 Incentive Plans, respectively. Under the 2007 Incentive Plan no more than 10 million incentive stock options may be granted. The Plans will continue until the earlier of (i) termination by the Board or (ii) the date on which all of the shares available for issuance under the plan have been issued and restrictions on issued shares have lapsed. Equity vesting periods are generally two to three years for all of the Plans. Generally, options expire 10 years from the date of grant unless otherwise terminated. Deferred shares for director fees to the non-employee directors are granted under the 2003 Compensation Plan for Non-Employee Directors, as amended.

In the fiscal year ended March 31, 2010, the tax benefit from share-based incentive awards provided to employees that was recorded for book purposes exceeded that which was currently deductible for tax purposes by $23 million. The tax effect of this temporary difference in tax expense was recorded to “additional paid in capital” on the Consolidated Balance Sheet and did not impact the Company’s income statement.

Share-Based Compensation
The Company recognized share-based compensation in the following line items in the Consolidated Statements of Operations for the periods indicated:

	YEAR ENDED MARCH 31,
(IN MILLIONS)	2010	2009	2008

Cost of licensing and maintenance	$3	$3	$3
Cost of professional services	2	4	4
Selling and marketing	34	30	30
General and administrative	41	30	40
Product development and enhancements	22	25	27

Share-based compensation expense before tax	102	92	104
Income tax benefit	(34)	(30)	(34)

Net compensation expense	$68	$62	$70

The following table summarizes information about unrecognized share-based compensation costs as of March 31, 2010:

	UNRECOGNIZED	WEIGHTED AVERAGE
	COMPENSATION	PERIOD EXPECTED TO BE
	COSTS	RECOGNIZED
	(IN MILLIONS)	(IN YEARS)

Restricted stock units	$8	2.0
Restricted stock	52	1.8
Performance share units	39	2.4
Stock option awards	—(1)	0.3

Total unrecognized share-based compensation costs	$99	2.1

(1)	Unrecognized compensation costs amounted to less than $0.1 million.

There were no capitalized share-based compensation costs as of March 31, 2010, 2009 or 2008.

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

As of March 31, 2010, options outstanding that have vested and are expected to vest are as follows:

		WEIGHTED	WEIGHTED AVERAGE	AGGREGATE
	NUMBER OF	AVERAGE	REMAINING	INTRINSIC
	SHARES	EXERCISE PRICE	CONTRACTUAL LIFE	VALUE (1)
	(IN MILLIONS)		(IN YEARS)	(IN MILLIONS)

Vested	11.2	$24.67	2.8	$16.1
Expected to vest(2)	0.1	21.08	5.5	0.2

Total	11.3	$24.65	2.8	$16.3

(1)	These amounts represent the difference between the exercise price and $23.47, the closing price of the Company’s common stock on March 31, 2010, the last trading day of the Company’s fiscal year as reported on the NASDAQ Stock Market for all in the money options.

(2)	Outstanding options expected to vest are net of estimated future forfeitures.

Additional information with respect to stock option plan activity is as follows:

	NUMBER	WEIGHTED AVERAGE
(SHARES IN MILLIONS)	OF SHARES	EXERCISE PRICE

Outstanding as of March 31, 2007	21.3	$28.72
Granted	— (1)	25.79
Exercised	(1.0)	19.17
Expired or terminated	(3.5)	36.32

Outstanding as of March 31, 2008	16.8	$27.70
Exercised	(0.4)	18.85
Expired or terminated	(2.3)	32.09

Outstanding as of March 31, 2009	14.1	$27.21
Granted	0.1	20.87
Exercised	(0.6)	18.96
Expired or terminated	(2.3)	41.94

Outstanding as of March 31, 2010	11.3	$24.65

(1)	Less than 0.1 million shares.

	NUMBER	WEIGHTED AVERAGE
(SHARES IN MILLIONS)	OF SHARES	EXERCISE PRICE

Options exercisable at:
March 31, 2008	14.9	$28.22
March 31, 2009	13.5	$27.46
March 31, 2010	11.2	$24.67

The following table summarizes stock option information as of March 31, 2010:

	OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
			WEIGHTED				WEIGHTED
			AVERAGE	WEIGHTED			AVERAGE	WEIGHTED
		AGGREGATE	REMAINING	AVERAGE		AGGREGATE	REMAINING	AVERAGE
		INTRINSIC	CONTRACTUAL	EXERCISE		INTRINSIC	CONTRACTUAL	EXERCISE
RANGE OF EXERCISE PRICES	SHARES	VALUE	LIFE	PRICE	SHARES	VALUE	LIFE	PRICE

(SHARES AND AGGREGATE INTRINSIC VALUE IN MILLIONS; WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE IN YEARS)
$ 0.00 — $ 20.00	1.2	$11.7	3.0	$13.74	1.2	$11.7	3.0	$13.74
$ 20.01 — $ 30.00	9.4	4.6	2.9	25.56	9.4	4.4	2.9	25.59
$ 30.01 — over	0.7	—	2.1	31.02	0.7	—	2.1	31.02

	11.3	$16.3	2.8	$24.65	11.3	$16.1	2.8	$24.67

(1)	Less than 0.1 million shares.

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

No options were granted in fiscal year 2009. The weighted average estimated values of employee stock option grants, as well as the weighted average assumptions that were used in calculating such values during fiscal years 2010 and 2008 were based on estimates at the date of grant as follows:

	YEAR ENDED MARCH 31,
	2010	2009	2008

Weighted average fair value	$6.81	$0.00	$7.84
Dividend yield	.77%	.00%	.62%
Expected volatility factor(1)	.33	.00	.28
Risk-free interest rate(2)	2.3%	0.0%	5.1%
Expected life (in years)(3)	6.0	0.0	4.5

(1)	Expected volatility is measured using historical daily price changes of the Company’s stock over the respective expected term of the options and the implied volatility derived from the market prices of the Company’s traded options.

(2)	The risk-free rate for periods within the contractual term of the stock options is based on the U.S. Treasury yield curve in effect at the time of grant.

(3)	The expected life is the number of years the Company estimates, based primarily on historical experience, that options will be outstanding prior to exercise.

The following table summarizes information on shares exercised for the periods indicated:

	YEAR ENDED MARCH 31,
(IN MILLIONS)	2010	2009	2008

Cash received from options exercised	$11	$7	$19
Intrinsic value of options exercised	2	2	7
Tax benefit from options exercised	—(1)	—(1)	2

(1)	Less than $1 million.

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

The following table summarizes the activity of RSAs under the Plans:

		WEIGHTED AVERAGE
	NUMBER	GRANT DATE
(SHARES IN MILLIONS)	OF SHARES	FAIR VALUE

Outstanding as of March 31, 2007	2.8	$22.48
Restricted stock granted	2.6	25.88
Restricted stock released	(1.4)	23.55
Restricted stock cancelled	(0.3)	23.57

Outstanding as of March 31, 2008	3.7	$24.38
Restricted stock granted	3.9	25.16
Restricted stock released	(2.6)	24.82
Restricted stock cancelled	(0.4)	24.97

Outstanding as of March 31, 2009	4.6	$24.73
Restricted stock granted	4.3	18.45
Restricted stock released	(3.3)	23.11
Restricted stock cancelled	(0.3)	22.23

Outstanding as of March 31, 2010	5.3	$20.73

The following table summarizes the activity of the RSUs under the Plans:

		WEIGHTED AVERAGE
	NUMBER	GRANT DATE
(SHARES IN MILLIONS)	OF SHARES	FAIR VALUE

Outstanding as of March 31, 2007	1.4	$26.86
Restricted units granted	0.2	25.23
Restricted units released	(0.6)	27.70
Restricted units cancelled	(0.1)	25.06

Outstanding as of March 31, 2008	0.9	$27.20
Restricted units granted	0.4	24.02
Restricted units released	(0.6)	27.91
Restricted units cancelled	(0.1)	24.11

Outstanding as of March 31, 2009	0.6	$24.99
Restricted units granted	0.6	17.52
Restricted units released	(0.2)	23.13
Restricted units cancelled	(0.1)	20.95

Outstanding as of March 31, 2010	0.9	$20.51

The total vesting date fair value of RSAs and RSUs released during the fiscal years 2010, 2009 and 2008 was approximately $64 million, $78 million and $50 million, respectively.

Performance Awards
Performance awards under the long-term incentive plans were granted in the first quarter of fiscal years 2010 and 2009. The fiscal year 2009 and 2008 1-year PSU’s under the long term incentive plans were granted in the first quarter of fiscal years 2010 and 2009, respectively. The table below summarizes the RSAs and RSUs granted under these PSUs:

		RSAs		RSUs
			WEIGHTED			WEIGHTED AVERAGE
INCENTIVE PLANS	PERFORMANCE	SHARES	AVERAGE GRANT	SHARES		GRANT DATE FAIR
FOR FISCAL YEARS	PERIOD	(MILLIONS)	DATE FAIR VALUE	(MILLIONS)		VALUE

2009	1-year	0.9	$18.05	—	(1)	$17.96
2008	1-year	1.8	$26.04	—	(1)	$25.96

(1)	Shares granted amounted to less than 0.1 million

The 3-year PSUs under the fiscal year 2007 long-term incentive plan were granted in the first quarter of fiscal year 2010 as approximately 0.4 million unrestricted shares with a weighted average grant date fair value of $18.05.

Shares were granted under the Fiscal Year 2009 Sales Retention Equity Program in the first quarter of fiscal year 2010. The table below summarizes the RSAs and RSUs granted under this program:

		RSAs		RSUs
			WEIGHTED		WEIGHTED AVERAGE
INCENTIVE PLANS	PERFORMANCE	SHARES	AVERAGE GRANT	SHARES	GRANT DATE
FOR FISCAL YEARS	PERIOD	(MILLIONS)	DATE FAIR VALUE	(MILLIONS)	FAIR VALUE

2009	1-year	0.5	$18.05	0.2	$17.84

Stock Purchase Plan
The Company discontinued the Year 2000 Employee Stock Purchase Plan effective with the close of the purchase period on June 30, 2009. The Purchase Plan was considered compensatory. Under the terms of the Purchase Plan, employees were able to elect a withholding between 1% and 25% of their base pay through regular payroll deductions, subject to Internal Revenue Code of 1986 (the Code) limitations. Shares of the Company’s common stock were purchased at six-month intervals at 85% of the lower of the fair market value of the Company’s common stock on the first or last day of each six-month period. During fiscal years 2010, 2009, and 2008, employees purchased approximately 0.9 million, 1.5 million and 1.3 million shares, respectively, at average prices of $14.82, $17.56 and $20.19 per share, respectively.

The fair value was estimated on the first date of the offering period using the Black-Scholes option pricing model. No offer periods commenced in fiscal year 2010. The fair values and the weighted average assumptions for the Purchase Plan offer periods commencing in fiscal years 2009 and 2008 were as follows:

	YEAR ENDED MARCH 31,
	2009	2008

Weighted average fair value	$5.89	$5.57
Dividend yield	.78%	.63%
Expected volatility factor(1)	.50	.23
Risk-free interest rate(2)	1.1%	4.2%
Expected life (in years)(3)	0.5	0.5

(1)	Expected volatility is measured using historical daily price changes of the Company’s stock over the respective term of the offer period and the implied volatility is derived from the market prices of the Company’s traded options.

(2)	The risk-free rate for periods within the contractual term of the offer period is based on the U.S. Treasury yield curve in effect at the beginning of the offer period.

(3)	The expected life is the six-month offer period.

Note 12 — Profit-Sharing Plan
The Company maintains a defined contribution plan, the CA, Inc. Savings Harvest Plan (CASH Plan), for the benefit of the U.S. employees. The CASH Plan is intended to be a tax qualified plan under Section 401(a) of the Code, and contains a qualified cash or deferred arrangement as described under Section 401(k) of the Code. Pursuant to the CASH Plan, eligible participants may elect to contribute a percentage of their base compensation. The Company may make matching contributions under the CASH Plan. The matching contributions to the CASH Plan totaled approximately $14 million each of the fiscal years ended March 31, 2010, 2009 and 2008. In addition, the Company may make discretionary contributions of Company common stock to the CASH Plan. Charges for the discretionary contributions to the CASH Plan totaled approximately $25 million, $24 million and $18 million for the fiscal years ended March 31, 2010, 2009 and 2008, respectively.

Note 13 — Rights Plan
Each outstanding share of the Company’s common stock carries a right (Right) issued under the Company’s Stockholder Protection Rights Agreement, dated November 5, 2009 (the Rights Agreement). The Rights will trade with the common stock until the Separation Time, which would occur on the next business day after: (i) the Company’s announcement that a person or group (an Acquiring Person) has become the beneficial owner of 20% or more of the Company’s outstanding common stock (other than Walter Haefner and his affiliates and associates, who are “grandfathered” under this provision so long as their aggregate ownership of common stock does not exceed the sum of 126,562,500 shares of common stock and that number of shares equal to 0.1% of the then outstanding shares of common stock); (ii) the date on which any Acquiring Person becomes the beneficial owner of more than 50% of the outstanding shares of common stock; or (iii) the tenth business day after the commencement of a tender offer or exchange offer (or such later date as the Board may from time to time determine prior to the Separation Time) that would result in an Acquiring Person owning 20% or more of the Company’s outstanding common stock. Following the Separation Time, each Right may be exercised to purchase 0.001 shares of the Company’s participating preferred stock at a purchase price of $100 per share. If the Separation Time occurs pursuant to an event described in (i) or (ii) above, however, each right, other than rights held by an acquiring person, will entitle the holder to receive, for an exercise price of $100, that number of shares of the Company’s common stock (or, in certain circumstances, cash, property or other securities) having an aggregate Market Price (as determined under the Rights Agreement) equal to two times the exercise price. The Rights will not be triggered by a Qualifying Offer, as defined in the Rights Agreement, if holders of at least 10 percent of the outstanding shares of the Company’s common stock request pursuant to the terms of the Rights Agreement that a special meeting of stockholders be convened for the purpose of exempting such offer from the Rights Agreement, and thereafter the stockholders vote at such meeting to exempt such Qualifying Offer from the Rights Agreement. The Rights, which are redeemable by the Company at $0.001 per Right, expire November 30, 2012. The foregoing summary is qualified by reference to the Rights Agreement previously filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2009.

Schedule II

CA, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

		ADDITIONS/
		(DEDUCTIONS)
		CHARGED/
	BALANCE AT	(CREDITED) TO		BALANCE
	BEGINNING	COSTS AND		AT END
DESCRIPTION	OF PERIOD	EXPENSES	DEDUCTIONS(1)	OF PERIOD

Allowance for doubtful accounts (In millions)
Year ended March 31, 2010	$25	$6	$(7)	$24
Year ended March 31, 2009	$31	$9	$(15)	$25
Year ended March 31, 2008	$37	$22	$(28)	$31

(1)	Write-offs of amounts against allowance provided.