Form 10-Q
period 2010-06-30
CA, INC.
filed 2010-07-23
CIK 356028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑       No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding
Common Stock	as of July 16, 2010
par value $0.10 per share	515,987,829

CA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
CA, Inc.:
We have reviewed the condensed consolidated balance sheet of CA, Inc. and subsidiaries as of June 30, 2010, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended June 30, 2010 and 2009. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CA, Inc. and subsidiaries as of March 31, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated May 14, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ KPMG LLP
New York, New York
July 23, 2010

Item 1.
CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except share and per share amounts)

	June 30,	March 31,
	2010	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,476	$2,583
Trade and installment accounts receivable, net	638	931
Deferred income taxes – current	260	360
Other current assets	219	116

TOTAL CURRENT ASSETS	3,593	3,990
Installment accounts receivable, due after one year, net	—	46
Property and equipment, net of accumulated depreciation of $637 and $630, respectively	438	452
Goodwill	5,567	5,667
Capitalized software and other intangible assets, net	1,190	1,150
Deferred income taxes – noncurrent	313	355
Other noncurrent assets, net	190	178

TOTAL ASSETS	$11,291	$11,838

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt and loans payable	$15	$15
Accounts payable	91	81
Accrued salaries, wages and commissions	209	348
Accrued expenses and other current liabilities	365	425
Deferred revenue (billed or collected) – current	2,276	2,555
Taxes payable, other than income taxes payable – current	35	82
Federal, state and foreign income taxes payable – current	—	31
Deferred income taxes – current	47	51

TOTAL CURRENT LIABILITIES	3,038	3,588
Long-term debt, net of current portion	1,543	1,530
Federal, state and foreign income taxes payable – noncurrent	370	400
Deferred income taxes – noncurrent	133	134
Deferred revenue (billed or collected) – noncurrent	962	1,068
Other noncurrent liabilities	143	135

TOTAL LIABILITIES	6,189	6,855

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 10,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock, $0.10 par value, 1,100,000,000 shares authorized; 589,695,081 and 589,695,081 shares issued; 510,533,135 and 509,469,998 shares outstanding, respectively	59	59
Additional paid-in capital	3,577	3,657
Retained earnings	3,557	3,361
Accumulated other comprehensive loss	(163)	(130)
Treasury stock, at cost, 79,161,946 shares and 80,225,083 shares, respectively	(1,928)	(1,964)

TOTAL STOCKHOLDERS’ EQUITY	5,102	4,983

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,291	$11,838

See accompanying Notes to the Condensed Consolidated Financial Statements.

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except per share amounts)

	For the Three
	Months Ended
	June 30,
	2010	2009
REVENUE

Subscription and maintenance revenue	$961	$941
Professional services	78	70
Software fees and other	52	33

TOTAL REVENUE	1,091	1,044

EXPENSES

Costs of licensing and maintenance	77	66
Costs of professional services	71	66
Amortization of capitalized software costs	45	33
Selling and marketing	299	280
General and administrative	117	110
Product development and enhancements	128	117
Depreciation and amortization of other intangible assets	44	38
Other (gains) expenses, net	(11)	7
Restructuring and other	(3)	2

TOTAL EXPENSES BEFORE INTEREST AND INCOME TAXES	767	719

Income from continuing operations before interest and income taxes	324	325
Interest expense, net	13	17

Income from continuing operations before income taxes	311	308
Income tax expense	88	113

INCOME FROM CONTINUING OPERATIONS	223	195

Loss from discontinued operations, net of income taxes	6	—

NET INCOME	217	195

BASIC INCOME (LOSS) PER SHARE

Income from continuing operations	0.43	0.37
Loss from discontinued operations	(0.01)	—

Net income	0.42	0.37

Basic weighted average shares used in computation	510	516

DILUTED INCOME (LOSS) PER SHARE

Income from continuing operations	0.43	0.37
Loss from discontinued operations	(0.01)	—

Net income	0.42	0.37

Diluted weighted average shares used in computation	511	540
See accompanying Notes to the Condensed Consolidated Financial Statements.

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	For the Three Months
	Ended June 30,
	2010	2009
OPERATING ACTIVITIES:
Net income	$217	$195
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89	73
Provision for deferred income taxes	116	6
Provision for bad debt	3	—
Share-based compensation expense	19	27
Amortization of discount on convertible debt	—	8
Asset impairments and other non-cash charges	5	1
Foreign currency transaction gains	(2)	—
Changes in other operating assets and liabilities, net of effect of acquisitions:
Decrease in trade and current installment accounts receivable, net	326	239
Decrease in deferred revenue	(310)	(94)
Decrease in taxes payable, net	(191)	(75)
Decrease in accounts payable, accrued expenses and other	(4)	(14)
Decrease in accrued salaries, wages and commissions	(105)	(63)
Decrease in restructuring liabilities	(34)	(19)
Changes in other operating assets and liabilities	(12)	(22)

NET CASH PROVIDED BY OPERATING ACTIVITIES	117	262
INVESTING ACTIVITIES:
Acquisitions of businesses, net of cash acquired, and purchased software	(9)	(3)
Purchases of property and equipment	(25)	(25)
Cash proceeds from divestiture of assets	16	—
Capitalized software development costs	(42)	(37)
Other investing activities	(16)	(2)

NET CASH USED IN INVESTING ACTIVITIES	(76)	(67)
FINANCING ACTIVITIES:
Dividends paid	(21)	(21)
Purchases of common stock	(55)	—
Debt repayments	(3)	(1)
Exercise of common stock options and other	4	—

NET CASH USED IN FINANCING ACTIVITIES	(75)	(22)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS BEFORE EFFECT OF EXCHANGE RATE CHANGES ON CASH	(34)	173

Effect of exchange rate changes on cash	(73)	93

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(107)	266
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,583	2,712

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,476	$2,978

See accompanying Notes to the Condensed Consolidated Financial Statements.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(unaudited)
NOTE A — ACCOUNTING POLICIES
Basis of Presentation:
The accompanying unaudited Condensed Consolidated Financial Statements of CA, Inc. (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP), as defined in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 270, for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010 (2010 Form 10-K).
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
Operating results for the three months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011.
Divestiture:
In June 2010, the Company sold its Information Governance business to Autonomy Corporation plc (Autonomy). The results of operations and loss on discontinued operations associated with this business have been presented as discontinued operations in the accompanying Condensed Consolidated Statements of Operations for the three months ended June 30, 2010 and 2009. The effects of the discontinued operations were considered immaterial to the Company’s Condensed Consolidated Balance Sheet at March 31, 2010 and Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2010 and 2009. See Note M, “Divestitures,” for additional information.
Cash Dividends:
The Company’s Board of Directors declared the following dividends during the three months ended June 30, 2010 and 2009:

Declaration Date	Per Share Dividend	Record Date	Total Amount	Payment Date
	(in millions)
Three Months Ended June 30, 2010:
May 12, 2010	$0.04	May 31, 2010	$21	June 16, 2010
Three Months Ended June 30, 2009:
May 20, 2009	$0.04	May 31, 2009	$21	June 16, 2009
Cash and Cash Equivalents:
The Company’s cash and cash equivalents are held in numerous locations throughout the world, with approximately 46% being held by the Company’s foreign subsidiaries outside the United States at June 30, 2010.
Deferred Revenue (Billed or Collected):
The Company accounts for unearned revenue on billed amounts due from customers on a gross basis. Unearned revenue on billed installments (collected or uncollected) is reported as deferred revenue in the liability section of the Company’s Condensed Consolidated Balance Sheets. Deferred revenue (billed or collected) excludes unbilled contractual commitments executed under license and maintenance agreements that will be billed in future periods.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(unaudited)
Stock Repurchases:
In April 2010, the Company completed the stock repurchase program of $250 million authorized by its Board of Directors on October 29, 2008 by repurchasing approximately 0.8 million shares of its common stock for approximately $19 million. On May 12, 2010, the Company’s Board of Directors approved a new stock repurchase program that authorizes the Company to acquire up to $500 million of its common stock. Under the new program, during the quarter ended June 30, 2010, the Company repurchased approximately 2.0 million shares of its common stock for approximately $40 million, of which, approximately $36 million was settled through cash payment as of June 30, 2010.
Statement of Cash Flows:
For the three months ended June 30, 2010 and 2009, interest payments were approximately $35 million and $30 million, respectively, and income taxes paid were approximately $87 million and $120 million, respectively.
Non-cash financing activities for the three months ended June 30, 2010 and 2009 consisted of treasury shares issued in connection with the following: share-based incentive awards granted under the Company’s equity compensation plans of approximately $61 million (net of approximately $25 million of taxes withheld) and $61 million (net of approximately $21 million of taxes withheld), respectively; and discretionary stock contributions to the CA, Inc. Savings Harvest Plan of approximately $25 million and $24 million, respectively. Non-cash financing activities for the three months ended June 30, 2009 included treasury shares issued in connection with the Company’s Employee Stock Purchase Plan of approximately $13 million. The Company discontinued its Employee Stock Purchase Plan effective with the close of the purchase period on June 30, 2009.
NOTE B — COMPREHENSIVE INCOME
Comprehensive income includes net income, unrealized gains on cash flow hedges and foreign currency translation adjustments. The components of comprehensive income for the three months ended June 30, 2010 and 2009 are as follows:

	Three Months
	Ended June 30,
	2010	2009
	(in millions)
Net income	$217	$195
Net unrealized gain on cash flow hedges, net of tax	1	1
Foreign currency translation adjustments	(34)	41

Total comprehensive income	$184	$237

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(unaudited)
NOTE C — INCOME FROM CONTINUING OPERATIONS PER COMMON SHARE
Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of net income per share under the two-class method. Under the two-class method, net income is reduced by the amount of dividends declared in the period for each class of common stock and participating securities. The remaining undistributed income is then allocated to common stock and participating securities as if all of the net income for the period had been distributed. Basic net income per common share excludes dilution and is calculated by dividing net income allocable to common shares by the weighted-average number of common shares outstanding for the period. Diluted net income per common share is calculated by dividing net income allocable to common shares by the weighted-average number of common shares as of the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards and convertible notes. The following table reconciles net income per common share for the three months ended June 30, 2010 and 2009.

	Three Months
	Ended June 30,
	2010	2009
	(in millions, except per share
	amounts)
Basic income from continuing operations per common share:
Income from continuing operations	$223	$195
Less: Income from continuing operations allocable to participating securities	(3)	(2)

Income from continuing operations allocable to common shares	$220	$193

Weighted-average common shares outstanding	510	516
Basic income from continuing operations per common share	$0.43	$0.37

Diluted income from continuing operations per common share:
Income from continuing operations	$223	$195
Add: Interest expense associated with Convertible Senior Notes, net of tax	—	6
Less: Income from continuing operations allocable to participating securities	(3)	(2)

Income from continuing operations allocable to common shares	$220	$199

Weighted average shares outstanding and common share equivalents
Weighted average common shares outstanding	510	516
Weighted average shares outstanding upon conversion of Convertible Senior Notes	—	23
Weighted average effect of share-based payment awards	1	1

Denominator in calculation of diluted income per share	511	540

Diluted income from continuing operations per common share	$0.43	$0.37
For the three months ended June 30, 2010 and 2009, respectively, approximately 10 million and 14 million of restricted stock awards and options to purchase common stock were excluded from the calculation because their effect on income per share was anti-dilutive during the respective periods. Weighted average restricted stock awards of 7 million and 5 million common shares for the three months ended June 30, 2010 and 2009, respectively, were considered participating securities in the calculation of net income available to common shareholders.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(unaudited)
NOTE D — ACCOUNTING FOR SHARE-BASED COMPENSATION
The Company recognized share-based compensation in the following line items on the Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months
	Ended June 30,
	2010	2009
	(in millions)
Costs of licensing and maintenance	$1	$1
Costs of professional services	1	1
Selling and marketing	7	8
General and administrative	4	12
Product development and enhancements	6	5

Share-based compensation expense before tax	19	27
Income tax benefit	(6)	(9)

Net share-based compensation expense	$13	$18

There were no capitalized share-based compensation costs at June 30, 2010 or 2009.
The following table summarizes information about unrecognized share-based compensation costs as of June 30, 2010:

		Weighted
	Unrecognized	Average Period
	Compensation	Expected to be
	Costs	Recognized
	(in millions)	(in years)
Stock option awards	$5	3.1
Restricted stock units	15	2.4
Restricted stock awards	88	2.2
Performance share units	39	3.1

Total unrecognized share-based compensation costs	$147	2.5

The value of performance share unit (PSU) awards is marked to the closing price of the Company’s common stock on the last trading day of the quarter until the PSUs are granted. Compensation costs for the PSUs are amortized over the requisite service periods based on the expected level of achievement of the performance targets. At the conclusion of the performance periods for the PSUs, the applicable number of shares of restricted stock awards (RSAs), restricted stock units (RSUs) or unrestricted shares granted may vary based upon the level of achievement of the performance targets and the approval of the Company’s Compensation and Human Resources Committee (who may reduce any award for any reason in their discretion).
The fiscal years 2010 and 2009 1-year PSUs under the Company’s long-term incentive plans were granted in the first quarter of fiscal years 2011 and 2010, respectively. The table below summarizes the RSAs and RSUs granted under these PSUs:

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(unaudited)

		RSAs		RSUs
			Weighted			Weighted Average
Incentive Plans	Performance	Shares	Average Grant	Shares		Grant Date Fair
for Fiscal Years	Period	(in millions)	Date Fair Value	(in millions)		Value
2010	1-year	2.2	$21.47	-	(1)	$21.38
2009	1-year	0.9	$18.05	-	(1)	$17.96

(1)	Shares granted were fewer than 0.1 million.
The fiscal year 2008 3-year PSUs under the Company’s long-term incentive plan were granted in the first quarter of fiscal year 2011, resulting in the issuance of approximately 0.3 million unrestricted shares with a weighted average grant date fair value of $21.47.
Share-based awards were granted under the Company’s fiscal year 2010 and 2009 Sales Retention Equity Programs in the first quarter of fiscal years 2011 and 2010, respectively. The table below summarizes the RSAs and RSUs granted under these programs:

		RSAs		RSUs
			Weighted		Weighted Average
Incentive Plans	Performance	Shares	Average Grant	Shares	Grant Date Fair
for Fiscal Years	Period	(in millions)	Date Fair Value	(in millions)	Value
2010	1-year	0.4	$21.47	0.1	$21.36
2009	1-year	0.5	$18.05	0.2	$17.84
The table below summarizes all of the RSUs and RSAs, including grants made pursuant to the long-term incentive plans discussed above, granted during the three months ended June 30, 2010 and 2009:

	Three Months
	Ended June 30,
	2010	2009
	(shares in millions)
RSUs
Shares	0.5	0.6
Weighted Avg. Grant Date Fair Value (1)	$21.39	$17.40
RSAs
Shares	4.6	3.7
Weighted Avg. Grant Date Fair Value (2)	$21.46	$18.04

(1)	The fair value is based on the quoted market value of the Company’s common stock on the grant date reduced by the present value of dividends expected to be paid on the Company’s common stock prior to vesting of the RSUs, which is calculated using a risk free interest rate.

(2)	The fair value is based on the quoted market value of the Company’s common stock on the grant date.
For the three months ended June 30, 2010, the Company issued options for approximately 1.0 million shares of common stock. The weighted average fair value and assumptions used for the options granted in the three months ended June 30, 2010 were: fair value, $5.62; dividend yield, 0.82%; expected volatility factor, 0.34; risk-free interest rate, 1.9%; and expected term, 4.5 years. For the three months ended June 30, 2009, the Company did not issue options.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(unaudited)
NOTE E — TRADE AND INSTALLMENT ACCOUNTS RECEIVABLE
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

	June 30,	March 31,
	2010	2010
	(in millions)
Current:
Accounts receivable — billed	$478	$768
Accounts receivable — unbilled	70	72
Other receivables	24	26
Unbilled amounts due within the next 12 months — prior business model	93	93
Less: Allowance for doubtful accounts	(24)	(24)
Less: Unamortized discounts	(3)	(4)

Trade and installment accounts receivable, net	$638	$931

Noncurrent:
Unbilled amounts due beyond the next 12 months — prior business model	$—	$46

Installment accounts receivable, due after one year, net	$—	$46

NOTE F — GOODWILL, CAPITALIZED SOFTWARE AND OTHER INTANGIBLE ASSETS
The gross carrying amounts and accumulated amortization for capitalized software and other intangible assets at June 30, 2010 were approximately $7,115 million and $5,925 million, respectively. These amounts include fully amortized intangible assets of approximately $5,180 million, which is composed of purchased software of approximately $4,633 million, internally developed software of approximately $427 million and other identified intangible assets subject to amortization of approximately $120 million. The remaining gross carrying amounts and accumulated amortization for capitalized software and other intangible assets that are not fully amortized are as follows:

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(unaudited)

	As of June 30, 2010
	Gross
	Amortizable	Accumulated	Net
	Assets	Amortization	Assets
	(in millions)
Purchased software products	$673	$157	$516
Capitalized development cost and other intangibles:
Internally developed software products	649	204	445
Other identified intangible assets subject to amortization	599	384	215
Other identified intangible assets not subject to amortization	14	—	14

Total capitalized software and other intangible assets	$1,935	$745	$1,190

Based on the capitalized software and other intangible assets recorded through June 30, 2010, the annual amortization expense over the next five fiscal years is expected to be as follows:

	Year Ended March 31,
	2011	2012	2013	2014	2015
	(in millions)
Capitalized software:
Purchased	$84	$73	$66	$58	$47
Internally developed	106	110	97	78	53
Other identified intangible assets subject to amortization	66	44	38	33	29

Total	$256	$227	$201	$169	$129

For the three months ended June 30, 2010, goodwill activity was as follows:

Amounts
(in millions)
Balance at March 31, 2010	$5,667
Amounts allocated to loss on discontinued operations	(11)
Purchase price allocation	(58)
Foreign currency translation adjustment	(31)

Balance at June 30, 2010	$5,567

NOTE G – DERIVATIVES AND FAIR VALUE MEASUREMENTS
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
Interest rate swaps: During the first quarter of fiscal year 2011, the Company entered into two interest rate swaps with a total notional value of $200 million to swap a total of $200 million of its 6.125% Senior Notes due December 2014 into floating interest rate debt through December 1, 2014. As a result, the Company has five separate interest rate swaps with a total notional value of $500 million to swap a total of $500 million of its 6.125% Senior Notes due December 2014 into floating interest rate debt through December 1, 2014. These swaps are designated as fair value hedges and are being accounted for in accordance with the shortcut method of FASB ASC Topic 815.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(unaudited)
As of June 30 and March 31, 2010, the fair value of these derivatives was $18 million and $1 million, respectively, and is included in “Other current assets” in the Company’s Condensed Consolidated Balance Sheets.
During fiscal year 2009, the Company entered into two separate interest rate swaps with a total notional value of $250 million to hedge a portion of its variable interest rate payments. These derivatives are designated as cash flow hedges. The effective portion of these cash flow hedges is recorded as “Accumulated other comprehensive loss” in the Company’s Condensed Consolidated Balance Sheets and is reclassified into “Interest expense, net,” in the Company’s Condensed Consolidated Statements of Operations in the same period during which the hedged transaction affects earnings. Any ineffective portion of the cash flow hedges would be recorded immediately to “Interest expense, net”; however, no ineffectiveness existed at June 30 or March 31, 2010.
At June 30 and March 31, 2010, approximately $2 million and $4 million, respectively, of the Company’s interest rate derivatives are included in “Accrued expenses and other current liabilities” on the Company’s Condensed Consolidated Balance Sheets.
Foreign currency contracts: The Company enters into foreign currency option and forward contracts to manage foreign currency risks. The Company has not designated its foreign exchange derivatives as hedges. Accordingly, changes in fair value from these contracts are recorded as “Other (gains) expenses, net” in the Company’s Condensed Consolidated Statements of Operations. As of June 30, 2010, foreign currency contracts outstanding consisted of contracts with a total notional value of approximately $513 million and durations of less than nine months. The net fair value of these contracts at June 30, 2010 was approximately $22 million, of which approximately $26 million is included in “Other current assets” and approximately $4 million is included in “Accrued expenses and other current liabilities” in the Company’s Condensed Consolidated Balance Sheets.
A summary of the effect of the interest rate and foreign exchange derivatives on the Company’s Condensed Consolidated Statements of Operations is as follows:

	Amount of Net (Gain)/Loss Recognized in the
	Condensed Consolidated Statement of Operations
	(in millions)
	Three Months	Three Months
	Ended	Ended
Location of Amounts Recognized	June 30, 2010	June 30, 2009

Interest expense, net – interest rate swaps designated as cash flows hedges	$2	$2
Interest expense, net – interest rate swaps designated as fair value hedges	$(3)	—
Other (gains) expenses, net – foreign currency contracts	$(13)	$20
For the Company’s cash flow hedges, the amount of loss recorded in “Accumulated other comprehensive loss” in the Company’s Condensed Consolidated Balance Sheet was approximately $2 million at June 30, 2010. The amount of loss reclassified from “Accumulated other comprehensive income” into “Interest expense, net” in the Company’s Condensed Consolidated Statement of Operations was approximately $2 million for the three months ended June 30, 2010. Approximately $2 million is expected to be released from “Accumulated other comprehensive loss” to income in connection with the Company’s monthly interest payments on the hedged debt by the end of the third quarter of fiscal year 2011.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(unaudited)
Items Measured at Fair Value on a Recurring Basis
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30 and March 31, 2010.

	Fair Value Measurement at Reporting Date Using
	(in millions)
		Quoted Prices in
		Active Markets for	Significant Other
	Estimated Fair	Identical Assets	Observable Inputs
Description	Value	(Level 1)(1)	(Level 2)(2)

At June 30, 2010
Assets:
Money markets (3)	$1,639	$1,639	$—
Foreign exchange derivatives not designated as hedges	26	—	26
Interest rate derivatives designated as fair value hedges	18	—	18

Total Assets	$1,683	$1,639	$44

Liabilities:
Foreign exchange derivatives not designated as hedges	$4	$—	$4
Interest rate derivatives designated as cash flow hedges	2	—	2

Total Liabilities	$6	$—	$6

At March 31, 2010
Assets:
Money markets(4)	$1,805	$1,805	$—
Interest rate derivatives designated as fair value hedges	1	—	1

Total Assets	$1,806	$1,805	$1

Liabilities:
Interest rate derivatives designated as cash flow hedges	$4	$—	$4

Total Liabilities	$4	$—	$4

(1)	Level 1 is defined as quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities.

(2)	Level 2 is defined as quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly.

(3)	At June 30, 2010, the Company had approximately $1,589 million and $50 million of investments in money market funds classified as “Cash and cash equivalents” and “Other noncurrent assets, net” for restricted cash amounts, respectively, in its Condensed Consolidated Balance Sheets.

(4)	At March 31, 2010, the Company had approximately $1,755 million and $50 million of investments in money market funds classified as “Cash and cash equivalents” and “Other noncurrent assets, net” for restricted cash amounts, respectively, in its Condensed Consolidated Balance Sheets.
At June 30 and March 31, 2010, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(unaudited)
The following table presents the carrying amounts and estimated fair values of the Company’s instruments that are not measured at fair value on a recurring basis at June 30, 2010:

	At June 30, 2010
	(in millions)
	Carrying Value	Estimated Fair Value

Liabilities:
Long-term debt (1)	$1,558	$1,655

Facilities abandonment reserve (2)	$63	$71

(1)	Estimated fair value of long-term debt is based on quoted prices for similar liabilities for which significant inputs are observable except for certain long-term lease obligations, for which fair value approximates carrying value.

(2)	Estimated fair value for the facilities abandonment reserve was determined using the Company’s current incremental borrowing rate. The facilities abandonment reserve includes approximately $22 million in “Accrued expenses and other current liabilities” and approximately $41 million in “Other noncurrent liabilities” on the Company’s Condensed Consolidated Balance Sheets.
The following table presents the carrying amounts and estimated fair values of the Company’s instruments that are not measured at fair value on a recurring basis at March 31, 2010:

	At March 31, 2010
	(in millions)
	Carrying Value	Estimated Fair Value

Assets:
Noncurrent portion of installment accounts receivable (1)	$46	$46

Liabilities:
Long-term debt (2)	$1,545	$1,600

Facilities abandonment reserve (3)	$69	$79

(1)	Estimated fair value of the noncurrent portion of installment accounts receivable approximates carrying value due to the relatively short term to maturity.

(2)	Estimated fair value of long-term debt is based on quoted prices for similar liabilities for which significant inputs are observable except for certain long-term lease obligations, for which fair value approximates carrying value.

(3)	Estimated fair value for the facilities abandonment reserve was determined using the Company’s current incremental borrowing rate. The facilities abandonment reserve includes approximately $22 million in “Accrued expenses and other current liabilities” and approximately $47 million in “Other noncurrent liabilities” on the Company’s Condensed Consolidated Balance Sheets.
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
JUNE 30, 2010
(unaudited)
NOTE H — RESTRUCTURING
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
For the three months ended June 30, 2010, restructuring activity under the Fiscal 2010 plan was as follows:

		Facilities
	Severance	Abandonment
	(in millions)
Accrued balance as of March 31, 2010	$46	$2
Changes in estimate	(3)	—
Payments	(22)	—
Accretion and other	(1)	—

Accrued balance as of June 30, 2010	$20	$2

The liability balance for the severance portion of the remaining reserve is included in the “Accrued salaries, wages and commissions” line item on the Company’s Condensed Consolidated Balance Sheets.
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
For the three months ended June 30, 2010, restructuring activity under the Fiscal 2007 Plan was as follows:

		Facilities
	Severance	Abandonment
	(in millions)
Accrued balance as of March 31, 2010	$8	$60
Payments	(2)	(4)

Accrued balance as of June 30, 2010	$6	$56

The liability balance for the severance portion of the remaining reserve is included in the “Accrued salaries, wages and commissions” line item on the Company’s Condensed Consolidated Balance Sheets. The liability for the facilities abandonment portion of the remaining reserve is included in the “Accrued expenses and other current liabilities” and “Other noncurrent liabilities” line items on the Company’s Condensed Consolidated Balance Sheets. “Accretion and other” includes accretion of the Company’s lease obligations related to facilities abandonment as well as changes in the assumptions related to future sublease income. These costs are included in the “General and administrative” expense line item of the Company’s Condensed Consolidated Statement of Operations.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(unaudited)
NOTE I — INCOME TAXES
Income tax expense for the three months ended June 30, 2010 was $88 million compared with income tax expense of $113 million for the three months ended June 30, 2009. During the three months ended June 30, 2010, the Company had a net tax benefit of $13 million resulting primarily from the resolution of uncertain tax positions in respect of its international profile. The Company’s effective income tax rate, excluding the impact of discrete items, for the three months ended June 30, 2010 of 32.5% was different from the effective income tax rate of 35.7% for the three months ended June 30, 2009 primarily due to the worldwide mix of estimated consolidated earnings before taxes and additional accruals and changes in estimates related to uncertain tax positions. The results of the Company’s international operations, the outcome of tax audits and any other changes in potential tax liabilities may result in additional tax expense or benefit in future periods, which are not considered in the Company’s estimated annual effective tax rate. However, the Company does not currently view any such items as material to the results of operations or financial position.
NOTE J — COMMITMENTS AND CONTINGENCIES
Certain legal proceedings in which the Company is involved are discussed in Note 9, “Commitments and Contingencies,” in the Notes to the Consolidated Financial Statements included in the Company’s 2010 Annual Financial Statements. The following discussion should be read in conjunction with the Company’s 2010 Annual Financial Statements.
Stockholder Derivative Litigation
In June and July 2004, three purported derivative actions were filed in the United States District Court for the Eastern District of New York (the Federal Court) by Ranger Governance, Ltd. (Ranger), Bert Vladimir and Irving Rosenzweig against certain current or former employees and/or directors of the Company. In November 2004, the Federal Court issued an order consolidating the three actions into Computer Associates International, Inc., Derivative Litigation , No. 04 Civ. 2697 (E.D.N.Y.) (the Derivative Action). The derivative plaintiffs filed a consolidated amended complaint (the Consolidated Complaint) on January 7, 2005. The Consolidated Complaint names as defendants Charles Wang, Sanjay Kumar, Ira Zar, Charles McWade, Peter Schwartz, William de Vogel, Richard Grasso, Roel Pieper, Russell Artzt, Alfonse D’Amato, Lewis Ranieri, Stephen Richards, Steven Woghin, David Kaplan, David Rivard, Lloyd Silverstein, Michael A. McElroy, Gary Fernandes, Robert E. La Blanc, Jay W. Lorsch, Kenneth Cron, Walter P. Schuetze, KPMG LLP, and Ernst & Young LLP. The Company is named as a nominal defendant. The Consolidated Complaint seeks from one or more of the defendants (1) contribution towards the consideration the Company had previously agreed to provide then current and former stockholders in settlement of certain class action litigation commenced against the Company and certain officers and directors in 1998 and 2002; (2) compensatory and consequential damages in an amount not less than $500 million in connection with the investigations giving rise to the Deferred Prosecution Agreement (DPA) entered into between the Company and the United States Attorney’s Office in 2004 and a consent to enter into a final judgment (Consent Judgment) in a parallel proceeding brought by the SEC regarding certain of the Company’s past accounting practices, including its revenue recognition policies and procedures during certain periods prior to the adoption of the Company’s new business model in October 2000. (In May 2007, based upon the Company’s compliance with the terms of the DPA, the Federal Court ordered dismissal of the charges that had been filed against the Company in connection with the DPA, and the DPA expired. The injunctive provisions of the Consent Judgment permanently enjoining the Company from violating certain provisions of the federal securities laws remain in effect.); (3) unspecified relief for violations of Section 14(a) of the Exchange Act for alleged false and material misstatements made in the Company’s proxy statements issued in 2002 and 2003; (4) relief for alleged breach of fiduciary duty; (5) unspecified compensatory, consequential and punitive damages based upon allegations of corporate waste and fraud; (6) unspecified damages for breach of duty of reasonable care; (7) restitution and rescission of the compensation earned under the Company’s executive compensation plan; and (8) pursuant to Section 304 of the Sarbanes-Oxley Act, reimbursement

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(unaudited)
of bonus or other incentive-based equity compensation and alleged profits realized from sales of securities issued by the Company. Although no relief is sought from the Company, the Consolidated Complaint seeks monetary damages, both compensatory and consequential, from the other defendants, including current or former employees and/or directors of the Company, Ernst & Young LLP and KPMG LLP in an amount totaling not less than $500 million.
On February 1, 2005, the Company established a Special Litigation Committee of members of its Board of Directors who are independent of the defendants to, among other things, control and determine the Company’s response to the Derivative Action. On April 13, 2007, the Special Litigation Committee issued its reports, which announced the Special Litigation Committee’s conclusions, determinations, recommendations and actions with respect to the claims asserted in the Derivative Action. The Special Litigation Committee also served a motion which seeks to dismiss and realign the claims and parties in accordance with the Special Litigation Committee’s recommendations. As summarized below, the Special Litigation Committee concluded as follows:
•	The Special Litigation Committee has concluded that it would be in the best interests of the Company to pursue certain of the claims against Messrs. Wang and Schwartz.

•	The Special Litigation Committee has concluded that it would be in the best interests of the Company to pursue certain of the claims against the former Company executives who have pled guilty to various charges of securities fraud and/or obstruction of justice — including Messrs. Kaplan, Richards, Rivard, Silverstein, Woghin and Zar. The Special Litigation Committee has determined and directed that these claims be pursued by the Company using counsel retained by the Company, unless the Special Litigation Committee is able to successfully conclude its ongoing settlement negotiations with these individuals.

•	The Special Litigation Committee has reached a settlement (subject to court approval) with Messrs. Kumar, McWade and Artzt.

•	The Special Litigation Committee believes that the claims against current and former Company directors Messrs. Cron, D’Amato, de Vogel, Fernandes, Grasso, La Blanc, Lorsch, Pieper, Ranieri and Schuetze should be dismissed. The Special Litigation Committee has concluded that these directors did not breach their fiduciary duties and the claims against them lack merit.

•	The Special Litigation Committee has concluded that it would be in the best interests of the Company to seek dismissal of the claims against Ernst & Young LLP, KPMG LLP and Mr. McElroy.
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
On October 29, 2007, the Federal Court denied the Special Litigation Committee’s motion to dismiss and realign, without prejudice to renewing the motion following a decision by the United States Court of Appeals for the Second Circuit (the Second Circuit) on an appeal brought by Ranger in connection with other derivative litigation. On December 14, 2009, the Company and the Special Litigation Committee renewed the motion to dismiss and realign. That motion is currently pending.
Texas Litigation
On August 9, 2004, a petition was filed by Sam Wyly and Ranger against the Company in the District Court of Dallas County, Texas, seeking to obtain a declaratory judgment that plaintiffs did not breach two separation agreements they entered into with the Company in 2002 (the 2002 Agreements). On

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(unaudited)
February 18, 2005, Mr. Wyly filed a separate lawsuit in the United States District Court for the Northern District of Texas alleging that he is entitled to attorneys’ fees in connection with the original litigation filed in the District Court of Dallas County, Texas. The two actions have been consolidated and transferred to the Federal Court. On March 31, 2005, the plaintiffs amended their complaint to allege a claim that they were defrauded into entering the 2002 Agreements and to seek rescission of those agreements and damages. On September 29, 2009, the Federal Court entered an order granting the Company’s motion for summary judgment, and dismissing the action in its entirety. That order was appealed to the Second Circuit on October 28, 2009. On July 19, 2010, the Second Circuit affirmed the judgment of the Federal Court dismissing this action in its entirety. Although the ultimate outcome cannot be determined, the Company believes that the claims are unfounded and that the Company has meritorious defenses.
Other Civil Actions
The Company, various subsidiaries, and certain current and former officers have been named as defendants in various other lawsuits and claims arising in the normal course of business. The Company believes that it has meritorious defenses in connection with such lawsuits and claims, and intends to vigorously contest each of them. In the opinion of the Company’s management, although the outcome of the matters listed in this Note as well as these other lawsuits and claims is uncertain, the results of pending matters against the Company, either individually or in the aggregate, are not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows, although the effect could be material to the Company’s results of operations or cash flows for any interim reporting period.
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
NOTE K — DEFERRED REVENUE:
The components of “Deferred revenue (billed or collected) — current” and “Deferred revenue (billed or collected) — noncurrent” as of June 30, 2010 and March 31, 2010 are as follows:

	June 30,	March 31,
	2010	2010
	(in millions)
Current:
Subscription and maintenance	$2,121	$2,389
Professional services	141	151
Financing obligations and other	14	15

Total deferred revenue (billed or collected) — current	2,276	2,555

Noncurrent:
Subscription and maintenance	941	1,042
Professional services	19	24
Financing obligations and other	2	2

Total deferred revenue (billed or collected) — noncurrent	962	1,068

Total deferred revenue (billed or collected)	$3,238	$3,623

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(unaudited)
NOTE L — ACQUISITIONS
The following represents the allocation of the purchase price and estimated useful lives to the acquired net assets of Nimsoft AS (Nimsoft), 3Tera, Inc. (3Tera) and Oblicore, Inc. (Oblicore). Revision of the value assigned to purchased software from the original amount reported for fiscal year 2010 was approximately $54 million. The amortization effects were immaterial. During the three months ended June 30, 2010, the Company finalized the purchase price allocation for 3Tera. The Company has not completed its review of historical tax records for Nimsoft and Oblicore, therefore, final purchase price allocation has yet to be determined for those acquisitions.

		Estimated
(dollars in millions)	Amount	Useful Life

Finite-lived intangible assets(1)	$46	5-6 years
Purchased software	319	10 years
Goodwill	133	Indefinite
Deferred tax liabilities	(23)	—
Other assets net of other liabilities assumed	(2)	—

Purchase Price	$473

(1)	Includes customer relationships and trade names.
The excess purchase price over the estimated value of the net tangible and identifiable intangible assets was recorded as goodwill. The allocation of a significant portion of the purchase price to goodwill was predominantly due to the intangible assets that are not separable, such as assembled workforce and going concern.
The pro forma effects of the acquisitions to the Company’s revenues and results of operations during fiscal year 2010 were considered immaterial, both individually and in the aggregate.
The Company had approximately $72 million and $74 million of accrued acquisition-related costs as of June 30, 2010 and March 31, 2010, respectively. Approximately $64 million of the accrued acquisition related costs at June 30, 2010 and March 31, 2010, related to purchase price amounts withheld subject to indemnification protections.
Acquisition-related costs are comprised of employee costs, duplicate facilities and other acquisition-related costs that are incurred as a result of the Company’s prior period acquisitions.
NOTE M — DIVESTITURES
Discontinued Operations: In June 2010, the Company sold its Information Governance business, consisting primarily of the CA Records Manager and CA Message Manager software offerings and related professional services, for approximately $19 million to Autonomy. The loss from discontinued operations of approximately $6 million included in the Company’s Consolidated Statement of Operations for the period ended June 30, 2010 consists of a loss from operations of approximately $1 million, net of taxes of approximately $1 million, and a loss upon disposal of approximately $5 million, inclusive of taxes of approximately $4 million.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(unaudited)
The Information Governance business results for the three months ended June 30, 2010 and 2009 are summarized as follows:

	For the Three Months	For the Three Months
	Ended June 30, 2010	Ended June 30, 2009
	(in millions)
Subscription and maintenance revenue	$2	$5
Professional services	1	1

Total revenue	$3	$6

Loss upon disposal of discontinued operation, inclusive of taxes	$5	$—
Loss from discontinued operation, net of taxes	$1	$—

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
A number of important factors could cause actual results or events to differ materially from those indicated by such forward-looking statements, including: the ability to achieve success in the Company’s strategy by, among other things, increasing sales in new and emerging enterprises and markets, enabling the sales force to sell new products and Software-as-a-Service offerings and improving the Company’s brand in the marketplace; global economic factors or political events beyond the Company’s control; general economic conditions, including concerns regarding a global recession and credit constraints, or unfavorable economic conditions in a particular region, industry or business sector; failure to expand channel partner programs; the ability to adequately manage and evolve financial reporting and managerial systems and processes; the ability to successfully acquire technology and software that are consistent with our strategy and integrate acquired companies and products into existing businesses; competition in product and service offerings and pricing; the ability to retain and attract qualified key personnel; the ability to adapt to rapid technological and market changes; the ability of the Company’s products to remain compatible with ever-changing operating environments; access to software licensed from third parties, third-party code and specifications for the development of code; use of software from open source code sources; discovery of errors in the Company’s software and potential product liability claims; significant amounts of debt and possible future credit rating changes; the failure to protect the Company’s intellectual property rights and source code; fluctuations in the number, terms and duration of our license agreements as well as the timing of orders from customers and channel partners; reliance upon large transactions with customers; risks associated with sales to government customers; breaches of the Company’s software products and the Company’s and customers’ data centers and IT environments; access to third-party microcode; third-party claims of intellectual property infringement or royalty payments; fluctuations in foreign currencies; failure to successfully execute restructuring plans; successful outsourcing of various functions to third parties; potential tax liabilities; and these factors and the other factors described more fully in this Form 10-Q and the Company’s other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties occur, or should our assumptions prove incorrect, actual results may vary materially from those described in this Form 10-Q as anticipated, believed, estimated, or expected. We do not intend to update these forward-looking statements, except as otherwise required by law. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. This MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements. References in this Form 10-Q to fiscal 2010 and fiscal 2009 are to our fiscal years ended on March 31, 2010 and 2009, respectively.
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
For further discussion of our business and business model, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 (the 2010 Form 10-K). For further discussion of our Critical Accounting Policies and Business Practices, see “Critical Accounting Policies and Business Practices.”

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
QUARTERLY UPDATE
•	In June 2010, the Company sold its Information Governance business, which consisted primarily of the CA Records Manager and CA Message Manager software offerings, to Autonomy Corporation plc (Autonomy) for approximately $19 million.

•	In June 2010, the Company contributed capital and technology to Watermark Medical, LLC, a privately-held medical products and service company that currently services the sleep-disorder and breathing market. The investment represented the Company’s entry into the emerging SaaS based healthcare cloud market.

•	In June 2010, to better align the Company with our target markets, we created two new organizations — the Customer Solutions Group and the Technology and Development Group. Working with our existing Sales Organization, the new organizations will drive collaboration and accountability across the Company while enabling us to deliver even greater customer service and product innovation. The Company appointed David C. Dobson as Executive Vice President and Group Executive, Customer Solutions Group, George J. Fischer as Executive Vice President and Group Executive, Worldwide Sales and Operations, and Ajei S. Gopal as Executive Vice President, Technology and Development.

•	In May 2010, the Company’s Board of Directors approved a new stock repurchase program that authorizes the Company to buy up to $500 million of its common stock.

•	In May 2010, the Company held CA World, its 14th user conference, in Las Vegas, at which it officially announced its brand name change to CA Technologies. The Company also unveiled CA Cloud-Connected Management Suite, which, will address the emerging challenges presented by the cloud.

•	In May 2010, Arthur F. Weinbach was appointed as the Company’s non-executive chairman of the Board. Mr. Weinbach succeeds William E. McCracken, who became the Company’s Chief Executive Officer in January 2010.

•	In April 2010, the Company attained the International Organization for Standardization (ISO)/IEC 20000-1:2005 and ISO/IEC 27001:2005 certifications for its Global IT Operations demonstrating leadership in IT service management and information security.

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
PERFORMANCE INDICATORS
Management uses several quantitative performance indicators to assess our financial results and condition. Following is a summary of the principal quantitative performance indicators that management uses to review performance:

	The First Quarter
	of Fiscal			Percent
	2011	2010(1)	Change	Change
	(dollars in millions)
Total revenue	$1,091	$1,044	$47	5%
Subscription and maintenance revenue	$961	$941	$20	2%
Net income	$217	$195	$22	11%
Cash provided by operating activities	$117	$262	$(145)	(55)%
Total bookings	$750	$1,192	$(442)	(37)%
Subscription and maintenance bookings	$637	$1,086	$(449)	(41)%
Weighted average subscription and maintenance license agreement duration in years	2.92	4.21	(1.29)	(31)%
Annualized subscription and maintenance bookings	$218	$258	$(40)	(16)%

			Change		Change
	June 30,	March 31,	From	June 30,	From Prior
	2010	2010(1)	Year End	2009	Year Quarter
	(in millions)
Cash and cash equivalents	$2,476	$2,583	$(107)	$2,978	$(502)
Total debt	$1,558	$1,545	$13	$1,919	$(361)

Total expected future cash collections from committed contracts(2)	$5,104	$5,547	$(443)	$5,019	$85
Total revenue backlog(2)	$7,704	$8,193	$(489)	$7,709	$(5)

(1)	Previously reported information has been reclassified to exclude the discontinued operations sold to Autonomy where applicable.

(2)	Refer to the discussion in the “Liquidity and Capital Resources” section of this MD&A for additional information on expected future cash collections from committed contracts, billings backlog and revenue backlog.
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
Subscription and Maintenance Bookings — Subscription and maintenance bookings is the aggregate incremental amount we expect to collect from our customers over the terms of the underlying subscription and maintenance agreements entered into during a reporting period. These amounts include the sale of products directly by us and may include additional products, services or other fees for which we have not established VSOE. Subscription and maintenance bookings also includes indirect sales by distributors and volume partners, value-added resellers and exclusive representatives to end-users, where the contracts incorporate the right for end-users to receive unspecified future software products, and other contracts without these rights entered into in close proximity or contemplation of such agreements. These amounts are expected to be recognized ratably as subscription and maintenance revenue over the applicable term of the agreements. Subscription and maintenance bookings excludes the value associated with certain perpetual licenses, license-only indirect sales, and professional services arrangements.
The license and maintenance agreements that contribute to subscription and maintenance bookings represent binding payment commitments by customers over periods that range generally from three to five years on a weighted average basis, although in certain cases customer commitments can be for longer or shorter periods. These current period bookings are often renewals of prior contracts that also had various durations, usually from three to five years. The amount of new subscription and maintenance bookings recorded in a period is affected by the volume, duration and value of contracts renewed during that period. Our subscription and maintenance bookings typically increases in each consecutive quarter during a fiscal year, with the first quarter having the least bookings and the fourth quarter having the most bookings. However, subscription and maintenance bookings may not always follow the pattern of increasing in consecutive quarters during a fiscal year, and the quarter-to-quarter differences in subscription and maintenance bookings may vary. Given the varying durations of the contracts being renewed, year-over-year comparisons of bookings are not always indicative of the overall bookings trend. We believe our revenue backlog is our best indicator of future revenue due to the high percentage of our revenue that is recognized from license agreements that are already committed and being recognized ratably.
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
Total Revenue Backlog — Total revenue backlog represents the aggregate amount we expect to recognize as revenue in the future as either subscription and maintenance revenue, professional services revenue or software fees and other revenue associated with contractually committed amounts billed or to be billed as of the balance sheet date. Total revenue backlog is composed of amounts recognized as liabilities in our Condensed Consolidated Balance Sheets as deferred revenue (billed or collected) as well as unearned amounts yet to be billed under subscription and maintenance and software fees and other agreements. Classification of amounts as current and non-current depends on when such amounts are expected to be earned and therefore recognized as revenue. Amounts that are expected to be earned and therefore recognized as revenue in 12 months or less are classified as current, while amounts expected to be earned in greater than 12 months are classified as non-current. The portion of the total revenue backlog that relates to subscription and maintenance agreements is recognized as revenue evenly on a monthly basis over the duration of the underlying agreements and is reported as subscription and maintenance revenue in our Condensed Consolidated Statements of Operations.
“Deferred revenue (billed or collected)” is composed of: (i) amounts received from customers in advance of revenue recognition, (ii) amounts billed but not collected for which revenue has not yet been earned, and (iii) amounts received in advance of revenue recognition from financial institutions where we have transferred our interest in committed installments (referred to as “Financing obligations and other” in Note K, “Deferred Revenue” in the Notes to our Condensed Consolidated Financial Statements).
RESULTS OF OPERATIONS
The following table presents changes in the line items on our Condensed Consolidated Statements of Operations for the first quarter of fiscal 2011 and 2010 measured by Dollar Change, Percentage of Dollar Change, and Percentage of Total Revenue. These comparisons of past financial results are not necessarily indicative of future results.

	First Quarter of Fiscal 2011 compared with First Quarter Fiscal 2010
				Percentage
			Dollar	of	Percentage of
			Change	Dollar	Total
			2011/	Change	Revenue
	2011	2010 (1)	2010	2011/2010	2011	2010
	(dollars in millions)
Revenue
Subscription and maintenance revenue	$961	$941	$20	2%	88%	90%
Professional services	78	70	8	11	7	7
Software fees and other	52	33	19	58	5	3

Total revenue	1,091	1,044	47	5	100	100

Expenses
Costs of licensing and maintenance	77	66	11	17	7	6
Costs of professional services	71	66	5	8	7	6
Amortization of capitalized software costs	45	33	12	36	4	3
Selling and marketing	299	280	19	7	27	27
General and administrative	117	110	7	6	11	11
Product development and enhancements	128	117	11	9	12	11
Depreciation and amortization of other intangible assets	44	38	6	16	4	4
Other (gains) expenses, net	(11)	7	(18)	NM	(1)	1
Restructuring and other	(3)	2	(5)	NM	—	—

Total expenses before interest and income taxes	767	719	48	7	70	69

Income before interest and income taxes	324	325	(1)	—	30	31
Interest expense, net	13	17	(4)	(24)	1	2

Income before income taxes	311	308	3	1	29	30
Income tax expense	88	113	(25)	(22)	8	11

Income from continuing operations	223	195	28	14	20	19

Loss from discontinued operations	6	—	6	—	(1)	—

Net Income	$217	$195	$22	11%	20%	19%

Note — Amounts may not add to their respective totals due to rounding.

(1)	Previously reported information has been reclassified to exclude the discontinued operations sold to Autonomy.

Bookings
Total Bookings
For the first quarter of fiscal 2011 and 2010, total bookings were $750 million and $1,192 million, respectively. The decrease in bookings was mainly attributable to the decrease in subscription and maintenance bookings, as described further below.
Subscription and Maintenance Bookings
For the first quarter of fiscal 2011 and 2010, we added subscription and maintenance bookings of $637 million and $1,086 million, respectively. The decrease in subscription and maintenance bookings was primarily attributable to lower scheduled contract renewals during the first quarter of fiscal 2011. Generally, quarters with smaller renewal inventories result in a lower level of bookings not only because renewal bookings will be less but because renewals remain an important selling opportunity for new products. The renewal portfolio is weighted more heavily towards the second half of fiscal 2011. Thus, we would expect higher levels of bookings in the second half of fiscal 2011 as compared with the first half of fiscal 2011. Currently, we expect total fiscal 2011 renewals to be slightly lower than total fiscal 2010 renewals. During the first quarter of fiscal 2011, we renewed a total of 6 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $188 million. During the first quarter of fiscal 2010, we renewed a total of 13 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $634 million.
For the first quarter of fiscal 2011, annualized subscription and maintenance bookings decreased $40 million from the prior year period to $218 million. The weighted average subscription and maintenance duration in years decreased to 2.92 from 4.21 in the prior year period. This decrease was primarily attributable to the lower amount of scheduled contract renewals in the first quarter of fiscal 2011 compared with the first quarter of fiscal 2010 and by a higher percentage of new product transactions that generally are for a shorter duration than renewals of existing contracts. In the first quarter of fiscal 2010 several contract extensions were executed with terms greater than four and one half years, four of which had a combined incremental contract value of approximately $465 million. Three of these four contracts were with managed service providers, who traditionally extend contracts for longer than average lengths.
Revenue
Total Revenue
As more fully described below, the increase in total revenue in the first quarter of fiscal 2011 compared with the first quarter of fiscal 2010 was primarily attributable to revenue associated with our acquisition of NetQoS, Inc., Nimsoft AS and 3Tera, Inc. (our fiscal 2010 acquisitions), which occurred during the second half of fiscal 2010, a favorable foreign exchange effect of $15 million and an increase in professional services revenue.
Price changes do not have a material impact on revenue in a given period as a result of our ratable subscription model.
Subscription and Maintenance Revenue
The increase in subscription and maintenance revenue for the first quarter of fiscal 2011 compared with the first quarter of fiscal 2010 was primarily due to a favorable foreign exchange effect of $13 million.
Professional Services
Professional services revenue increased in the first quarter of fiscal 2011 compared with the first quarter of fiscal 2010, due to the increased execution of engagements under service contracts during the first quarter of fiscal 2011 and an increase in revenue associated with our fiscal 2010 acquisitions, which occurred during the second half of fiscal 2010.

Software Fees and Other
Software fees and other revenue primarily consists of revenue that is recognized on an up-front basis. This includes revenue generated through transactions with distributors and volume partners, value-added resellers and exclusive representatives (sometimes referred to as our “indirect” or “channel” revenue) and certain revenue associated with products sold on an up-front basis. Software fees and other revenue increased for the first quarter of fiscal 2011 as compared with the first quarter of fiscal 2010 primarily due to a $19 million increase in revenue associated with acquired new products and existing application management products sold on an up-front basis. Approximately $9 million of these revenues were primarily from products acquired from one of our fiscal 2010 acquisitions, which occurred during the second half of fiscal 2010.
Total Revenue by Geography
The following table presents the revenue earned from the United States and international geographic regions and corresponding percentage changes for the first quarter of fiscal 2011 and 2010, respectively. These comparisons of financial results are not necessarily indicative of future results.

	First Quarter of Fiscal ,				Dollar	Percentage
	2011	%	2010 (1)%		Change	Change
					(dollars in millions)
United States	$624	57%	$580	56%	$44	8%
International	467	43%	464	44%	3	1%

	$1,091	100%	$1,044	100%	$47	5%

(1)	Previously reported information has been reclassified to exclude the discontinued operations sold to Autonomy.
Revenue in the United States increased by $44 million, or 8%, for the first quarter of fiscal 2011 primarily due to higher subscription revenue resulting from subscription licenses executed in prior periods and higher software fees and other revenue, as described above. International revenue increased by $3 million, or 1%, for the first quarter of fiscal 2011 as compared with the first quarter of fiscal 2010. Excluding a favorable foreign exchange effect of $15 million, international revenue would have decreased $12 million, primarily attributable to the decrease in business in the Asia Pacific and Japan Region.
Expenses
Costs of Licensing and Maintenance
Costs of licensing and maintenance include technical support, royalties, and other manufacturing and distribution costs. The increase in costs of licensing and maintenance for the first quarter of fiscal 2011 as compared with the first quarter of fiscal 2010 was primarily due to a $7 million increase in support and manufacturing costs associated with our fiscal 2010 acquisitions, which occurred during the second half of fiscal 2010, and an increase in royalty fees of $4 million.
Costs of Professional Services
Costs of professional services consist primarily of our personnel-related costs associated with providing professional services and training to customers. For the first quarter of fiscal 2011, the costs of professional services increased as compared with the prior year period primarily due to increased business activity. As a result of the increase in revenues, margins on professional services increased to 9% in the first quarter of fiscal 2011 as compared with 6% in the first quarter of fiscal 2010.
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
The increase in amortization of capitalized software costs for the first quarter of fiscal 2011 compared with the first quarter of fiscal 2010 was primarily due to the increase in activities relating to projects that have reached technological feasibility in recent periods.

Selling and Marketing
Selling and marketing expenses include the costs relating to our sales force, our channel partners, our corporate and business marketing and our customer training programs. The increase in selling and marketing expenses for the first quarter of fiscal 2011 compared with the first quarter of fiscal 2010 was primarily due to promotion expenses of $14 million attributable to CA World, our flagship customer and partner trade show, which occurred in the first quarter of fiscal 2011. The previous CA World event occurred during the third quarter of fiscal 2009.
General and Administrative
General and administrative expenses include the costs of corporate and support functions, including our executive leadership and administration groups, finance, legal, human resources, corporate communications and other costs such as provisions for doubtful accounts. For the first quarter of fiscal 2011, general and administrative costs increased as compared with the prior year period primarily due to the costs associated with our fiscal 2010 acquisitions, which occurred during the second half of fiscal 2010.
Product Development and Enhancements
For the first quarter of fiscal 2011 and 2010, product development and enhancements expenses represented approximately 12% and 11% of total revenue, respectively. Expenses increased during the first quarter of fiscal 2011 as a result of our continued investment in product development and enhancements for emerging technologies, as well as a broadening of our enterprise product offerings. A portion of these expenses are a result of our fiscal 2010 acquisitions, which occurred during the second half of fiscal 2010.
Depreciation and Amortization of Other Intangible Assets
The increase in depreciation and amortization of other intangible assets for the first quarter of fiscal 2011 compared with the first quarter of fiscal 2010 was primarily due to the increase in depreciation and amortization expenses for acquired assets.
Other (Gains) Expenses, Net
Other (gains) expenses, net includes gains and losses attributable to divested assets, foreign currency exchange rate fluctuations, and certain other items. For the first quarter of fiscal 2011, other (gains) expenses, net included $13 million of gains relating to our foreign exchange derivative contracts, partially offset by $3 million of expenses in connection with litigation claims. For the first quarter of fiscal 2010, other (gains) expenses, net primarily related to $5 million of expenses in connection with litigation claims.
Restructuring and Other
For the first quarter of fiscal 2011, we recorded a credit of approximately $3 million related to the reduction of the severance costs related to the Fiscal 2010 Plan and Fiscal 2007 Plan. The severance portion of the remaining liability balance is included in the “Accrued salaries, wages and commissions” line item on our Condensed Consolidated Balance Sheets. The facilities abandonment portion of the remaining liability balance is included in the “Accrued expenses and other current liabilities” and “Other noncurrent liabilities” line items on our Condensed Consolidated Balance Sheets. Final payment of these amounts is dependent upon settlement with the works councils in certain international locations and our ability to negotiate lease terminations. (Refer to Note H, “Restructuring,” in the Notes to the Condensed Consolidated Financial Statements for additional information.)
Interest Expense, Net
The decrease in interest expense, net, for the first quarter of fiscal 2011 compared with the first quarter of fiscal 2010 was primarily due to the decrease in interest expense resulting from our overall decrease in debt. During the third quarter of fiscal 2010, we reduced our debt outstanding and increased our weighted average maturity, enhancing our capital structure and financial flexibility.
Income Taxes
Income tax expense for the first quarter of fiscal 2011 was $88 million compared with income tax expense of $113 million for the first quarter of fiscal 2010. During the first quarter of fiscal 2011, we had a net tax benefit of $13 million resulting primarily from the resolution of uncertain tax positions in respect of our international profile. Our effective income tax rate, excluding the impact of discrete items, for the first quarter of fiscal 2011 of 32.5% was different from the effective income tax rate of 35.7% for the first quarter of fiscal 2010 primarily due to the worldwide mix of estimated consolidated earnings before taxes and additional accruals and changes in estimates related to uncertain tax positions. The results of our international operations, the outcome of tax audits and any other changes in potential tax liabilities may result in additional tax expense or benefit in future periods, which are not considered in our estimated annual effective tax rate. However, we do not currently view any such items as material to the results of operations or financial position.
Liquidity and Capital Resources
Our cash and cash equivalent balances are held in numerous locations throughout the world, with 46% held in our subsidiaries outside the United States at June 30, 2010. Cash and cash equivalents totaled $2,476 million as of June 30, 2010, representing a decrease of $107 million from the March 31, 2010 balance of $2,583 million. Cash and cash equivalents decreased by $107 million during the first quarter of fiscal 2011, which includes a $73 million negative translation effect that foreign currency exchange rates had on cash held outside the United States in currencies other than the U.S. dollar.
Sources and Uses of Cash
Cash provided by operating activities, representing our primary source of liquidity, was $117 million and $262 million for the first quarter of fiscal 2011 and 2010, respectively. For the first quarter of fiscal 2011, accounts receivable decreased by $326 million, excluding the effect of foreign exchange, compared with a decline in the first quarter of fiscal 2010 of $239 million. In the first quarter of fiscal 2011, accrued salaries, wages and commissions decreased $105 million, excluding the effect of foreign exchange, compared with a decrease in the prior year period of $63 million.
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
Amounts billed or collected as a result of a single installment for the entire contract value, or a substantial portion of the contract value, rather than being invoiced and collected over the life of the license agreement are reflected in the liability section of our Condensed Consolidated Balance Sheets as “Deferred revenue (billed or collected).” Amounts received from either a customer or a third-party financial institution that are attributable to later years of a license agreement have a positive impact on billings and cash provided by operating activities in the current period. Accordingly, to the extent such collections are attributable to the later years of a license agreement, billings and cash provided by operating activities during the license’s later years will be lower than if the payments were received over the license term. We are unable to predict with certainty the amount of cash to be collected from single installments for the entire contract value, or a substantial portion of the contract value, under new or renewed license agreements to be executed in future periods.

For the first quarter of fiscal 2011, gross receipts related to single installments for the entire contract value, or a substantial portion of the contract value, were $90 million compared with $164 million in the first quarter of fiscal 2010, which included one transaction for which we received an installment in excess of $100 million.
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
Our estimate of the fair value of net installment accounts receivable recorded under the prior business model approximates carrying value. Amounts due from customers under our current business model are offset by deferred revenue related to these license agreements, leaving no or minimal net carrying value on the balance sheets for such amounts. The fair value of such amounts may exceed or be less than this carrying value but cannot be practically assessed since there is no existing market for a pool of customer receivables with contractual commitments similar to those owned by us. The actual fair value may not be known until these amounts are sold, securitized or collected. Although these customer license agreements commit the customer to payment under a fixed schedule, to the extent amounts are not yet due and payable by the customer, the agreements are considered executory in nature due to our ongoing commitment to provide maintenance and unspecified future software products as part of the agreement terms.
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

	June 30,	March 31,	June 30,
	2010	2010 (1)	2009 (1)
	(in millions)	(in millions)	(in millions)
Billings Backlog:
Amounts to be billed — current	$1,913	$1,884	$1,765
Amounts to be billed — noncurrent	2,553	2,686	2,509

Total billings backlog	$4,466	$4,570	$4,274

Revenue Backlog:
Revenue to be recognized within the next 12 months — current	$3,419	$3,521	$3,358
Revenue to be recognized beyond the next 12 months — noncurrent	4,285	4,672	4,351

Total revenue backlog	$7,704	$8,193	$7,709

Deferred revenue (billed or collected)	$3,238	$3,616	$3,426
Unearned revenue yet to be billed	4,466	4,577	4,283

Total revenue backlog	$7,704	$8,193	$7,709

Note:	Revenue Backlog includes deferred subscription and maintenance and professional services revenue

(1)	Previously reported information has been reclassified to exclude the discontinued operations sold to Autonomy.
“Revenue to be recognized within the next 12 months – current” increased from the prior year period despite the decrease in our bookings. As discussed above in subscription and maintenance bookings, we saw a significant decrease in weighted average subscription and maintenance duration on a year-over-year basis. This decrease in weighted average subscription and maintenance duration contributed to current revenue backlog growth compared to the prior year period which is an important indicator of future revenue levels. Total revenue backlog decreased from March 31, 2010, primarily because of the lower bookings in the first quarter of fiscal 2011 was attributable to the smaller renewal portfolio as compared to the renewals in the quarter ended March 31, 2010.

We can also estimate the total cash to be collected in the future from committed contracts, referred to as our “Expected future cash collections” by adding the total billings backlog to the current and non-current Trade and installment accounts receivable, net from our Condensed Consolidated Balance Sheets.

	June 30,	March 31,	June 30,
	2010	2010(1)	2009(1)
	(in millions)	(in millions)	(in millions)
Expected future cash collections:
Total billings backlog	$4,466	$4,570	$4,274
Trade and installment accounts receivable — current, net	638	931	662
Installment accounts receivable — noncurrent, net	—	46	83

Total expected future cash collections	$5,104	$5,547	$5,019

(1)	Previously reported information has been reclassified to exclude the discontinued operations sold to Autonomy.
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
Cash Generated by Operating Activities

	First Quarter of Fiscal		Change
(in millions)	2011	2010	2011/ 2010
Cash collections from billings(1)	$1,138	$1,255	$(117)
Vendor disbursements and payroll(1)	(890)	(846)	(44)
Income tax (payments) receipts, net	(87)	(120)	33
Other disbursements, net(2)	(44)	(27)	(17)

Cash generated by operating activities	$117	$262	$(145)

(1)	Amounts include VAT and sales taxes.

(2)	Amounts include interest, restructuring and miscellaneous receipts and disbursements.
Operating Activities:
Cash generated by operating activities for the first quarter of fiscal 2011 was $117 million, representing a decrease of $145 million compared with the first quarter of fiscal 2010. The decrease was driven primarily by lower collections of $117 million, mostly due to a $74 million decrease in single-installment receipts. Vendor disbursements and payroll increased $44 million in the first quarter of fiscal 2011 as compared with the first quarter of fiscal 2010, primarily attributable to personnel related costs associated with our fiscal 2010 acquisitions.
Investing Activities:
Cash used in investing activities for the first quarter of fiscal 2011 was $76 million compared with $67 million for the first quarter of fiscal 2010. The increase in cash used in investing activities was primarily due to the increase in cash paid for acquisitions that occurred in the first quarter of fiscal 2011 as compared with the first quarter of fiscal 2010 and a $15 million equity investment in Watermark Medical, LLC, a privately-held medical products and services company. These increases were partially offset by the proceeds received from the sale of our Information Governance business to Autonomy Corporation plc.

Financing Activities:
Cash used in financing activities for the first quarter of fiscal 2011 was $75 million compared with $22 million in the first quarter of fiscal 2010. The increase in cash used in financing activities was primarily due to the repurchase of treasury shares of $55 million during the first quarter of fiscal 2011.
Debt Obligations
As of June 30, 2010 and March 31, 2010, our debt obligations consisted of the following:

	June 30, 2010		March 31, 2010
	Maximum	Outstanding	Maximum	Outstanding
	Available	Balance	Available	Balance
	(in millions)
2008 Revolving Credit Facility (expires August 2012)	$1,000	$250	$1,000	$250
5.375% Senior Notes due November 2019	—	750	—	750
6.125% Senior Notes due December 2014	—	518	—	501
International line of credit	25	—	25	—
Capital lease obligations and other	—	40	—	44

Total		$1,558		$1,545
Our debt obligations at June 30, 2010 remain unchanged from March 31, 2010, except for the fair value adjustment of $17 million relating to our interest rates swaps on our 6.125% Senior Notes Due December 2014.
For additional information concerning our debt obligations, refer to our Consolidated Financial Statements and Notes thereto included in our 2010 Form 10-K.
Other Matters
As of June 30, 2010, our senior unsecured notes were rated Baa3, BBB, and BBB by Moody’s Investors Service (Moody’s), Standard and Poor’s (S&P) and Fitch Ratings (Fitch), respectively. In July 2010, Fitch upgraded our rating to BBB+.
The outlook on these unsecured notes is stable, positive, and stable by Moody’s, S&P and Fitch, respectively.
Peak borrowings under all debt facilities during the first quarter of fiscal 2011 totaled $1,558 million, with a weighted average interest rate of 5%.
As of June 30, 2010, we remained authorized to purchase an aggregate amount of up to $460 million of additional common shares under our $500 million stock repurchase program that was approved by our Board of Directors in May 2010.
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

Effect of Exchange Rate Changes
There was a $73 million unfavorable impact to our cash balances in the first quarter of fiscal 2011 predominantly due to the strengthening of the U.S. dollar against the euro, the Australian dollar, the British pound and the Brazilian real of 9%, 8%, 2% and 1%, respectively.
There was a $93 million favorable impact to our cash balances in the first quarter of fiscal 2010 predominantly due to the weakening of the U.S. dollar against the euro, the Australian dollar, the British pound and the Brazilian real of 6%, 16%, 15% and 19%, respectively.
CRITICAL ACCOUNTING POLICIES AND BUSINESS PRACTICES
The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. Our estimates form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in our 2010 Form 10-K under Management’s Discussion and Analysis of Financial Condition and Results of Operations. We believe that at June 30, 2010, there has been no material change to this information.
Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to a variety of risks, including foreign currency exchange rate fluctuations, interest rate changes and changes in the market value of our investments. In the normal course of business, we employ established policies and procedures to manage these risks including the use of derivative instruments. There have been no material changes in our financial risk management strategy or our portfolio management strategy, which is described in our 2010 Form 10-K, subsequent to March 31, 2010.
Item 4: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of the end of the period covered by this quarterly report.
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
Item 1A. RISK FACTORS
Current and potential stockholders should consider carefully the risk factors described in more detail in our 2010 Form 10-K. We believe that as of June 30, 2010, there has been no material change to this information. Any of these factors, or others, many of which are beyond our control, could materially adversely affect our business, financial condition, operating results, cash flow and stock price.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth, for the months indicated, our purchases of common stock in the first quarter of fiscal year 2011:
ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate
			Total Number	Dollar Value of
			of Shares	Shares that
			Purchased as	May Yet Be
	Total Number	Average	Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans
Period	Purchased	per Share	or Programs	or Programs
	(dollars in thousands, except average price paid per share)
April 1, 2010 - April 30, 2010	832,600	$23.44	832,600	$—
May 1, 2010 - May 31, 2010	525,000	$19.96	525,000	$489,523
June 1, 2010 - June 30, 2010	1,514,113	$19.59	1,514,113	$459,866

Total	2,871,713		2,871,713

During April 2010, we completed the stock repurchase program of $250 million authorized by our Board of Directors on October 29, 2008, by repurchasing approximately 0.8 million shares of our common stock for approximately $19 million.
On May 12, 2010, our Board of Directors approved a stock repurchase program that authorizes us to acquire up to $500 million of our common stock. We will fund the program with available cash on hand and repurchase shares on the open market from time to time based on market conditions and other factors.
Under the new program, we repurchased approximately 2.0 million shares of our common stock for approximately $40 million, of which, approximately $36 million was settled through cash payment as of June 30, 2010.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. REMOVED AND RESERVED
Item 5. OTHER INFORMATION
None.

Item 6. EXHIBITS
Regulation S-K
Exhibit Number

3.1	Amended and Restated Certificate of Incorporation.	Filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K dated March 6, 2006.**

3.2	By-Laws of the Company, as amended.	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 23, 2007.**

10.1*	Schedules A, B, and C (as amended) to CA, Inc. Change in Control Severance Policy.	Filed herewith.

10.2*	Employment Agreement, dated June 23, 2010, between the Company and David C. Dobson.	Filed herewith.

12.1	Statement of Ratio of Earnings to Fixed Charges.	Filed herewith.

15	Accountants’ acknowledgment letter.	Filed herewith.

31.1	Certification of the Principal Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

*	Management contract or compensatory plan or arrangement

**	Incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CA, INC.
By:	/s/ William E. McCracken
William E. McCracken
Chief Executive Officer

By:	/s/ Nancy E. Cooper
Nancy E. Cooper
Executive Vice President and Chief Financial Officer

Dated: July 23, 2010