Form 10-Q/A
period 2010-06-30
CA, INC.
filed 2010-07-27
CIK 356028

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

CA, Inc.
EXPLANATORY NOTE
The sole purpose of this Amendment No. 1 to CA, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 (the “Form 10-Q”) is to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 consists of the following materials from CA, Inc.’s Form 10-Q for the quarterly period ended June 30, 2010, filed with the Securities and Exchange Commission on July 23, 2010, formatted in XBRL (eXtensible Business Reporting Language):
(i)	unaudited Condensed Consolidated Balance Sheets — June 30, 2010 and March 31, 2010;

(ii)	unaudited Condensed Consolidated Statements of Operations — Three Months Ended June 30, 2010 and 2009;

(iii)	unaudited Condensed Consolidated Statements of Cash Flows — Three Months Ended June 30, 2010 and 2009; and

(iv)	Notes to the unaudited Condensed Consolidated Financial Statements — June 30, 2010
No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q and has not been updated to reflect events occurring subsequent to the original filing date.

Item 6. EXHIBITS

Regulation S-K
Exhibit Number

3.1	Amended and Restated Certificate of Incorporation.	Filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K dated March 6, 2006.**

3.2	By-Laws of the Company, as amended.	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 23, 2007.**

10.1*	Schedules A, B, and C (as amended) to CA, Inc. Change in Control Severance Policy.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.**

10.2*	Employment Agreement, dated June 23, 2010, between the Company and David C. Dobson.	Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.**

12.1	Statement of Ratio of Earnings to Fixed Charges.	Filed as Exhibit 12.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.**

15	Accountants’ acknowledgment letter.	Filed as Exhibit 15 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.**

31.1	Certification of the Principal Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed as Exhibit 31.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.**

31.2	Certification of the Principal Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed as Exhibit 31.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.**

32	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002.	Filed as Exhibit 32 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.**

101	The following financial statements from CA, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (eXtensible Business Reporting Language):	Furnished herewith.

(i) unaudited Condensed Consolidated Balance Sheets — June 30, 2010 and March 31, 2010.

(ii) unaudited Condensed Consolidated Statements of Operations —Three Months Ended June 30, 2010 and 2009.

(iii) unaudited Condensed Consolidated
Statements of Cash Flows —Three Months Ended June 30, 2010 and 2009.

(iv) Notes to unaudited Condensed Consolidated Financial Statements — June 30, 2010.

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

Dated: July 27, 2010