Form 10-Q
period 2010-09-30
CA, INC.
filed 2010-10-22
CIK 356028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding

Common Stock	as of October 15, 2010
par value $0.10 per share	511,619,718

CA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
CA, Inc.:
We have reviewed the condensed consolidated balance sheet of CA, Inc. and subsidiaries as of September 30, 2010, the related condensed consolidated statements of operations for the three-month and six-month periods ended September 30, 2010 and 2009, and the related condensed consolidated statements of cash flows for the six-month periods ended September 30, 2010 and 2009. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
/s/ KPMG LLP
New York, New York
October 22, 2010

Item 1.
CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except share and per share amounts)

	September 30,	March 31,
	2010	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,525	$2,583
Trade and installment accounts receivable, net	697	931
Deferred income taxes — current	198	360
Other current assets	235	116

TOTAL CURRENT ASSETS	3,655	3,990
Installment accounts receivable, due after one year, net	—	46
Property and equipment, net of accumulated depreciation of $683 and $630, respectively	449	452
Goodwill	5,594	5,667
Capitalized software and other intangible assets, net	1,157	1,150
Deferred income taxes — noncurrent	435	355
Other noncurrent assets, net	209	178

TOTAL ASSETS	$11,499	$11,838

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt and loans payable	$15	$15
Accounts payable	77	81
Accrued salaries, wages and commissions	241	348
Accrued expenses and other current liabilities	375	425
Deferred revenue (billed or collected) — current	2,183	2,555
Taxes payable, other than income taxes payable — current	46	82
Federal, state and foreign income taxes payable — current	—	31
Deferred income taxes — current	55	51

TOTAL CURRENT LIABILITIES	2,992	3,588
Long-term debt, net of current portion	1,552	1,530
Federal, state and foreign income taxes payable — noncurrent	367	400
Deferred income taxes — noncurrent	207	134
Deferred revenue (billed or collected) — noncurrent	942	1,068
Other noncurrent liabilities	149	135

TOTAL LIABILITIES	6,209	6,855

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 10,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock, $0.10 par value, 1,100,000,000 shares authorized; 589,695,081 and 589,695,081 shares issued; 505,388,039 and 509,469,998 shares outstanding, respectively	59	59
Additional paid-in capital	3,580	3,657
Retained earnings	3,759	3,361
Accumulated other comprehensive loss	(88)	(130)
Treasury stock, at cost, 84,307,042 shares and 80,225,083 shares, respectively	(2,020)	(1,964)

TOTAL STOCKHOLDERS’ EQUITY	5,290	4,983

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,499	$11,838

See accompanying Notes to the Condensed Consolidated Financial Statements.

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except per share amounts)

	For the Three		For the Six
	Months Ended		Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
REVENUE
Subscription and maintenance revenue	$961	$969	$1,922	$1,910
Professional services	79	70	157	140
Software fees and other	70	28	122	61

TOTAL REVENUE	1,110	1,067	2,201	2,111

EXPENSES
Costs of licensing and maintenance	74	72	151	138
Costs of professional services	75	59	146	125
Amortization of capitalized software costs	48	34	93	67
Selling and marketing	308	284	607	564
General and administrative	113	119	230	229
Product development and enhancements	125	114	253	231
Depreciation and amortization of other intangible assets	45	39	89	77
Other expenses, net	15	7	4	14
Restructuring and other	—	—	(3)	2

TOTAL EXPENSES BEFORE INTEREST AND INCOME TAXES	803	728	1,570	1,447

Income from continuing operations before interest and income taxes	307	339	631	664
Interest expense, net	12	22	25	39

Income from continuing operations before income taxes	295	317	606	625
Income tax expense	73	99	161	212

INCOME FROM CONTINUING OPERATIONS	222	218	445	413

Loss from discontinued operations, net of income taxes	—	—	6	—

NET INCOME	$222	$218	$439	$413

BASIC INCOME (LOSS) PER SHARE

Income from continuing operations	0.43	0.42	0.86	0.79
Loss from discontinued operations	—	—	(0.01)	—

Net income	0.43	0.42	0.85	0.79

Basic weighted average shares used in computation	507	518	508	517

DILUTED INCOME (LOSS) PER SHARE

Income from continuing operations	0.43	0.41	0.86	0.78
Loss from discontinued operations	—	—	(0.01)	—

Net income	0.43	0.41	0.85	0.78

Diluted weighted average shares used in computation	508	542	509	541
See accompanying Notes to the Condensed Consolidated Financial Statements.

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	For the Six Months
	Ended September 30,
	2010	2009
OPERATING ACTIVITIES:
Net income	$439	$413
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	182	146
Provision for deferred income taxes	187	68
Provision for bad debts	5	3
Share-based compensation expense	40	53
Amortization of discount on convertible debt	—	20
Asset impairments and other non-cash activities	(1)	2
Foreign currency transaction gains	—	(9)
Changes in other operating assets and liabilities, net of effect of acquisitions:
Decrease in trade and current installment accounts receivable, net	279	190
Decrease in deferred revenue	(513)	(317)
Decrease in taxes payable, net	(224)	(96)
Decrease in accounts payable, accrued expenses and other	(1)	(13)
Decrease in accrued salaries, wages and commissions	(76)	(44)
Decrease in restructuring liabilities	(44)	(33)
Changes in other operating assets and liabilities	(26)	(1)

NET CASH PROVIDED BY OPERATING ACTIVITIES	247	382
INVESTING ACTIVITIES:
Acquisitions of businesses, net of cash acquired, and purchased software	(28)	(5)
Purchases of property and equipment	(47)	(42)
Cash proceeds from divestiture of assets	26	—
Capitalized software development costs	(73)	(87)
Other investing activities	(16)	(2)

NET CASH USED IN INVESTING ACTIVITIES	(138)	(136)
FINANCING ACTIVITIES:
Dividends paid	(41)	(42)
Purchases of common stock	(155)	(45)
Debt repayments	(7)	(4)
Exercise of common stock options and other	4	2

NET CASH USED IN FINANCING ACTIVITIES	(199)	(89)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS BEFORE EFFECT OF EXCHANGE RATE CHANGES ON CASH	(90)	157

Effect of exchange rate changes on cash	32	156

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(58)	313
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,583	2,712

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,525	$3,025

See accompanying Notes to the Condensed Consolidated Financial Statements.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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
Operating results for the three and six months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011.
Divestitures:
In June 2010, the Company sold its Information Governance business to Autonomy Corporation plc (Autonomy). The results of operations and loss on discontinued operations associated with this business have been presented as discontinued operations in the accompanying Condensed Consolidated Statements of Operations for the six months ended September 30, 2010 and for the three and six months ended September 30 2009. The effects of the discontinued operations were considered immaterial to the Company’s Condensed Consolidated Balance Sheet at March 31, 2010 and Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2010 and 2009. See Note M, “Discontinued Operations,” for additional information.
In September 2010, the Company sold an equity investment and recognized a gain of approximately $10 million, which is included in “Other expenses, net” in the Company’s Condensed Consolidated Statements of Operations.
Cash Dividends:
The Company’s Board of Directors declared the following dividends during the six months ended September 30, 2010 and 2009:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
			(in millions)
Six Months Ended September 30, 2010:
May 12, 2010	$0.04	May 31, 2010	$21	June 16, 2010
July 28, 2010	$0.04	August 9, 2010	$20	August 19, 2010
Six Months Ended September 30, 2009:
May 20, 2009	$0.04	May 31, 2009	$21	June 16, 2009
July 29, 2009	$0.04	August 10, 2009	$21	August 19, 2009
Cash and Cash Equivalents:
The Company’s cash and cash equivalents are held in numerous locations throughout the world, with approximately 48% being held outside the United States by the Company’s foreign subsidiaries at September 30, 2010.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(unaudited)
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
Stock Repurchases:
In April 2010, the Company completed the $250 million stock repurchase program authorized by its Board of Directors on October 29, 2008 by repurchasing approximately 0.8 million shares of its common stock for approximately $19 million. On May 12, 2010, the Company’s Board of Directors approved a new stock repurchase program that authorizes the Company to acquire up to $500 million of its common stock. Under the new program, the Company has repurchased approximately 7.1 million shares of its common stock for approximately $136 million as of September 30, 2010.
Statements of Cash Flows:
For the six months ended September 30, 2010 and 2009, interest payments were approximately $42 million and $34 million, respectively, and taxes paid were approximately $134 million and $176 million, respectively.
Non-cash financing activities for the six months ended September 30, 2010 and 2009 consisted of treasury shares issued in connection with the following: share-based incentive awards granted under the Company’s equity compensation plans of approximately $63 million (net of approximately $26 million of taxes withheld) and $63 million (net of approximately $22 million of taxes withheld), respectively; and discretionary stock contributions to the CA, Inc. Savings Harvest Plan of approximately $25 million and $24 million, respectively. Non-cash financing activities for the six months ended September 30, 2009 included approximately $21 million in treasury common shares issued in connection with the Company’s Employee Stock Purchase Plan. The Company discontinued its Employee Stock Purchase Plan on June 30, 2009.
NOTE B — COMPREHENSIVE INCOME
Comprehensive income includes net income, unrealized gains on cash flow hedges and foreign currency translation adjustments. The components of comprehensive income for the three and six months ended September 30, 2010 and 2009 are as follows:

	Three Months		Six Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(in millions)
Net income	$222	$218	$439	$413
Net unrealized gain on cash flow hedges, net of tax	1	—	2	1
Foreign currency translation adjustments	74	32	40	73

Total comprehensive income	$297	$250	$481	$487

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(unaudited)
NOTE C — INCOME FROM CONTINUING OPERATIONS PER COMMON SHARE
Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of net income per share under the two-class method. Under the two-class method, net income is reduced by the amount of dividends declared in the period for each class of common stock and participating securities. The remaining undistributed income is then allocated to common stock and participating securities as if all of the net income for the period had been distributed. Basic net income per common share excludes dilution and is calculated by dividing net income allocable to common shares by the weighted-average number of common shares outstanding for the period. Diluted net income per common share is calculated by dividing net income allocable to common shares by the weighted-average number of common shares as of the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards and convertible notes. The following table reconciles net income per common share for the three and six months ended September 30, 2010 and 2009.

	Three		Six
	Months Ended		Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in millions, except per share amounts)
Basic income from continuing operations per common share:
Income from continuing operations	$222	$218	$445	$413
Less: Income from continuing operations allocable to participating securities	(3)	(2)	(6)	(4)

Income from continuing operations allocable to common shares	$219	$216	$439	$409

Weighted-average common shares outstanding	507	518	508	517
Basic income from continuing operations per common share	$0.43	$0.42	$0.86	$0.79

Diluted income from continuing operations per common share:
Income from continuing operations	$222	$218	$445	$413
Add: Interest expense associated with Convertible Senior Notes, net of tax	—	8	—	14
Less: Income from continuing operations allocable to participating securities	(3)	(2)	(6)	(4)

Income from continuing operations allocable to common shares	$219	$224	$439	$423

Weighted average shares outstanding and common share equivalents
Weighted average common shares outstanding	507	518	508	517
Weighted average shares outstanding upon conversion of Convertible Senior Notes	—	23	—	23
Weighted average effect of share-based payment awards	1	1	1	1

Denominator in calculation of diluted income per share	508	542	509	541

Diluted income from continuing operations per common share	$0.43	$0.41	$0.86	$0.78
For the three months ended September 30, 2010 and 2009, respectively, approximately 8 million and 14 million restricted stock awards and options to purchase common stock were excluded from the calculation because their effect on income per share was anti-dilutive during the respective periods.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(unaudited)
For the six months ended September 30, 2010 and 2009, respectively, approximately 9 million and 14 million restricted stock awards and options to purchase common stock were excluded from the calculation because their effect on income per share was anti-dilutive during the respective periods.
Weighted average restricted stock awards of 6 million and 6 million common shares for the three months and six months ended September 30, 2010 and 2009, respectively, were considered participating securities in the calculation of net income available to common shareholders.
NOTE D — ACCOUNTING FOR SHARE-BASED COMPENSATION
The Company recognized share-based compensation in the following line items on the Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months		Six Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(in millions)
Costs of licensing and maintenance	$1	$1	$2	$2
Costs of professional services	1	—	2	1
Selling and marketing	8	9	15	17
General and administrative	6	10	10	22
Product development and enhancements	5	6	11	11

Share-based compensation expense before tax	21	26	40	53
Income tax benefit	(7)	(9)	(13)	(18)

Net share-based compensation expense	$14	$17	$27	$35

There were no capitalized share-based compensation costs for the three and six months ended September 30, 2010 or 2009.
The following table summarizes information about unrecognized share-based compensation costs as of September 30, 2010:

		Weighted
	Unrecognized	Average Period
	Compensation	Expected to be
	Costs	Recognized
	(in millions)	(in years)
Stock option awards	$5	2.7
Restricted stock units	14	2.2
Restricted stock awards	76	2.0
Performance share units	36	2.7

Total unrecognized share-based compensation costs	$131	2.3

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
For the six months ended September 30, 2010, the Company issued options for approximately 1.2 million shares of common stock. The weighted average fair value and assumptions used for these options were: weighted average fair value, $5.55; dividend yield, 0.83%; expected volatility factor, 0.34; risk-free interest rate, 1.8%; and expected term, 4.5 years.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(unaudited)
The table below summarizes all of the RSUs and RSAs, including PSU grants made pursuant to the long-term incentive plans discussed above, granted during the three and six months ended September 30, 2010 and 2009:

	Three Months				Six Months
	Ended September 30,				Ended September 30,
	2010		2009		2010	2009
	(shares in millions)
RSUs
Shares	—	(1)	—	(1)	0.5	0.6

Weighted Avg. Grant Date Fair Value (2)	$18.08		$18.64		$21.23	$17.46
RSAs
Shares	0.1		0.5		4.7	4.2

Weighted Avg. Grant Date Fair Value (3)	$18.66		$20.88		$21.39	$18.37

(1)	Less than 0.1 million.

(2)	The fair value is based on the quoted market value of the Company’s common stock on the grant date reduced by the present value of dividends expected to be paid on the Company’s common stock prior to vesting of the RSUs, which is calculated using a risk free interest rate.

(3)	The fair value is based on the quoted market value of the Company’s common stock on the grant date.
NOTE E — TRADE AND INSTALLMENT ACCOUNTS RECEIVABLE
Trade and installment accounts receivable, net represent amounts due from the Company’s customers. These balances are presented net of allowance for doubtful accounts and unamortized discounts. Unamortized discounts reflect imputed interest for the time value of money for license and maintenance agreements signed prior to October 2000 (prior business model). These balances include revenue recognized in advance of customer billings but do not include unbilled contractual commitments executed under license agreements implemented since October 2000. The components of trade and installment accounts receivable, net are as follows:

	September 30,	March 31,
	2010	2010
	(in millions)
Current:
Accounts receivable — billed	$524	$768
Accounts receivable — unbilled	81	72
Other receivables	26	26
Unbilled amounts due within the next 12 months — prior business model	93	93
Less: Allowance for doubtful accounts	(25)	(24)
Less: Unamortized discounts	(2)	(4)

Trade and installment accounts receivable, net	$697	$931

Noncurrent:
Unbilled amounts due beyond the next 12 months — prior business model	$—	$46

Installment accounts receivable, due after one year, net	$—	$46

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(unaudited)
NOTE F — GOODWILL, CAPITALIZED SOFTWARE AND OTHER INTANGIBLE ASSETS
The gross carrying amounts and accumulated amortization for capitalized software and other intangible assets at September 30, 2010 were approximately $7,148 million and $5,991 million, respectively. These amounts include fully amortized intangible assets of approximately $5,207 million, composed of purchased software of approximately $4,640 million, internally developed software of approximately $447 million and other identified intangible assets subject to amortization of approximately $120 million. The remaining gross carrying amounts and accumulated amortization for capitalized software and other intangible assets that are not fully amortized are as follows:

	As of September 30, 2010
	Gross
	Amortizable	Accumulated	Net
	Assets	Amortization	Assets
	(in millions)
Purchased software products	$669	$173	$496
Capitalized development cost and other intangibles:
Internally developed software products	658	211	447
Other identified intangible assets subject to amortization	600	400	200
Other identified intangible assets not subject to amortization	14	—	14

Total capitalized software and other intangible assets	$1,941	$784	$1,157

Based on the capitalized software and other intangible assets recorded through September 30, 2010, the annual amortization expense over the next five fiscal years is expected to be as follows:

	Year Ended March 31,
	2011	2012	2013	2014	2015
	(in millions)
Capitalized software:
Purchased	$84	$73	$66	$58	$47
Internally developed	104	115	103	84	58
Other identified intangible assets subject to amortization	66	44	38	33	29

Total	$254	$232	$207	$175	$134

For the six months ended September 30, 2010, goodwill activity was as follows:

Amounts
(in millions)
Balance at March 31, 2010	$5,667
Amounts allocated to loss on discontinued operations	(11)
Change in estimate in purchase price allocation	(66)
Foreign currency translation adjustment	4

Balance at September 30, 2010	$5,594

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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(unaudited)
Interest rate swaps: During the first half of fiscal year 2011, the Company entered into interest rate swaps with a total notional value of $200 million to swap a total of $200 million of its 6.125% Senior Notes due December 2014 into floating interest rate debt through December 1, 2014. As a result, the Company has interest rate swaps with a total notional value of $500 million to swap a total of $500 million of its 6.125% Senior Notes due December 2014 into floating interest rate debt through December 1, 2014. These swaps are designated as fair value hedges and are being accounted for in accordance with the shortcut method of FASB ASC Topic 815.
As of September 30, 2010, the fair value of these derivatives was $30 million, of which $12 million is included in “Other current assets” and $18 million is included in “Other noncurrent assets” in the Company’s Condensed Consolidated Balance Sheet. As of March 31, 2010, the fair value of these derivatives was $1 million and is included in “Other current assets” in the Company’s Condensed Consolidated Balance Sheet.
During fiscal year 2009, the Company entered into separate interest rate swaps with a total notional value of $250 million to hedge a portion of its variable interest rate payments. These derivatives are designated as cash flow hedges.
The effective portion of these cash flow hedges is recorded as “Accumulated other comprehensive loss” in the Company’s Condensed Consolidated Balance Sheets and is reclassified into “Interest expense, net,” in the Company’s Condensed Consolidated Statements of Operations in the same period during which the hedged transaction affects earnings. Any ineffective portion of the cash flow hedges would be recorded immediately to “Interest expense, net”; however, no ineffectiveness existed at September 30, 2010 or 2009.
At September 30 and March 31, 2010, less than $1 million and $4 million, respectively, of the Company’s interest rate derivatives are included in “Accrued expenses and other current liabilities” on the Company’s Condensed Consolidated Balance Sheets.
Foreign currency contracts: The Company enters into foreign currency option and forward contracts to manage foreign currency risks. The Company has not designated its foreign exchange derivatives as hedges. Accordingly, changes in fair value from these contracts are recorded as “Other expenses, net” in the Company’s Condensed Consolidated Statements of Operations. As of September 30, 2010, foreign currency contracts outstanding consisted of purchase and sales contracts with a total notional value of approximately $470 million, and durations of less than six months. The net fair value of these contracts at September 30, 2010 was approximately $4 million, of which approximately $9 million is included in “Other current assets” and approximately $5 million is included in “Accrued expenses and other current liabilities” in the Company’s Condensed Consolidated Balance Sheet.
A summary of the effect of the interest rate and foreign exchange derivatives on the Company’s Condensed Consolidated Statements of Operations is as follows:

	Amount of Net (Gain)/Loss Recognized in
	the Condensed Consolidated Statements of Operations
	(in millions)
	Three Months Ended	Three Months Ended
Location of Amounts Recognized	September 30, 2010	September 30, 2009
Interest expense, net — interest rate swaps designated as cash flows hedges	$1	$1
Interest expense, net — interest rate swaps designated as fair value hedges	$(3)	$—
Other expenses, net — foreign currency contracts	$21	$5

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(unaudited)

	Amount of Net (Gain)/Loss Recognized in the
	Condensed Consolidated Statements of
	Operations
	(in millions)
	Six Months Ended	Six Months Ended
Location of Amounts Recognized	September 30, 2010	September 30, 2009
Interest expense, net — interest rate swaps designated as cash flows hedges	$3	$3
Interest expense, net — interest rate swaps designated as fair value hedges	$(6)	$—
Other expenses, net — foreign currency contracts	$8	$25
For the Company’s cash flow hedges, the amount of loss recorded in “Accumulated other comprehensive loss” in the Company’s Condensed Consolidated Balance Sheet was less than $1 million at September 30, 2010. The amount of loss reclassified from “Accumulated other comprehensive income” into “Interest expense, net” in the Company’s Condensed Consolidated Statements of Operations was approximately $1 million and $3 million for the three and six months ended September 30, 2010, respectively. Less than $1 million is expected to be released from “Accumulated other comprehensive loss” to income in connection with the Company’s monthly interest payments on the hedged debt by the end of the third quarter of fiscal year 2011.
The Company is party to collateral security arrangements with most of its major counterparties. These arrangements require the Company to hold or post collateral when the derivative fair values exceed contractually established thresholds. The aggregate fair value of all derivative instruments under these collateralized arrangements that were in a liability position at September 30, 2010 was less than $1 million for which the Company posted no collateral. Under these agreements, if the Company’s credit ratings had been downgraded one rating level, the Company would still not have been required to post collateral.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(unaudited)
Items Measured at Fair Value on a Recurring Basis
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30 and March 31, 2010.

	Fair Value Measurement at Reporting Date Using
	(in millions)
		Quoted Prices in
		Active Markets for	Significant Other
	Estimated Fair	Identical Assets	Observable Inputs
Description	Value	(Level 1)(1)	(Level 2)(2)
At September 30, 2010
Assets:
Money markets (3)	$1,641	$1,641	$—
Foreign exchange derivatives not designated as hedges	9	—	9
Interest rate derivatives designated as fair value hedges(4)	30	—	30

Total Assets	$1,680	$1,641	$39

Liabilities:
Foreign exchange derivatives not designated as hedges	$5	$—	$5

Total Liabilities	$5	$—	$5

At March 31, 2010
Assets:
Money markets(5)	$1,805	$1,805	$—
Interest rate derivatives designated as fair value hedges(4)	1	—	1

Total Assets	$1,806	$1,805	$1

Liabilities:
Interest rate derivatives designated as cash flow hedges	$4	$—	$4

Total Liabilities	$4	$—	$4

(1)	Level 1 is defined as quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities.

(2)	Level 2 is defined as quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly.

(3)	At September 30, 2010, the Company had approximately $1,591 million and $50 million of investments in money market funds classified as “Cash and cash equivalents” and “Other noncurrent assets, net” for restricted cash amounts, respectively, in its Condensed Consolidated Balance Sheet.

(4)	Excludes accrued interest.

(5)	At March 31, 2010, the Company had approximately $1,755 million and $50 million of investments in money market funds classified as “Cash and cash equivalents” and “Other noncurrent assets, net” for restricted cash amounts, respectively, in its Condensed Consolidated Balance Sheet.
At September 30 and March 31, 2010, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(unaudited)
The following table presents the carrying amounts and estimated fair values of the Company’s instruments that are not measured at fair value on a recurring basis at September 30, 2010:

	At September 30, 2010
	(in millions)
	Carrying Value	Estimated Fair Value
Liabilities:
Total debt (1)	$1,567	$1,699
Facilities abandonment reserve (2)	$58	$68

(1)	Estimated fair value of total debt is based on quoted prices for similar liabilities for which significant inputs are observable except for certain long-term lease obligations, for which fair value approximates carrying value.

(2)	Estimated fair value for the facilities abandonment reserve was determined using the Company’s current incremental borrowing rate. The facilities abandonment reserve includes approximately $19 million in “Accrued expenses and other current liabilities” and approximately $39 million in “Other noncurrent liabilities” on the Company’s Condensed Consolidated Balance Sheet.
The following table presents the carrying amounts and estimated fair values of the Company’s instruments that are not measured at fair value on a recurring basis at March 31, 2010:

	At March 31, 2010
	(in millions)
	Carrying Value	Estimated Fair Value
Assets:
Noncurrent portion of installment accounts receivable (1)	$46	$46
Liabilities:
Total debt (2)	$1,545	$1,600
Facilities abandonment reserve (3)	$69	$79

(1)	Estimated fair value of the noncurrent portion of installment accounts receivable approximates carrying value due to the relatively short term to maturity.

(2)	Estimated fair value of total debt is based on quoted prices for similar liabilities for which significant inputs are observable except for certain long-term lease obligations, for which fair value approximates carrying value.

(3)	Estimated fair value for the facilities abandonment reserve was determined using the Company’s incremental borrowing rate at March 31, 2010. The facilities abandonment reserve includes approximately $22 million in “Accrued expenses and other current liabilities” and approximately $47 million in “Other noncurrent liabilities” on the Company’s Condensed Consolidated Balance Sheet.
The carrying value of financial instruments classified as current assets and current liabilities, such as cash and cash equivalents, accounts payable, accrued expenses, and short-term debt, approximate fair value due to the short-term maturity of the instruments. The fair values of derivatives and total debt, including current maturities, have been based on quoted market prices.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(unaudited)
NOTE H — RESTRUCTURING
Fiscal 2010 restructuring plan: The fiscal 2010 restructuring plan (Fiscal 2010 Plan) was approved on March 31, 2010. The Fiscal 2010 Plan is composed of a workforce reduction of approximately 1,000 positions and global facilities consolidations. These actions are intended to better align the Company’s cost structure with the skills and resources required to more effectively pursue opportunities in the marketplace and execute the Company’s long-term growth strategy. Actions under the Fiscal 2010 Plan were substantially completed by the end of the second quarter of fiscal year 2011.
For the six months ended September 30, 2010, restructuring activity under the Fiscal 2010 plan was as follows:

		Facilities
	Severance	Abandonment
	(in millions)
Accrued balance as of March 31, 2010	$46	$2
Changes in estimate	(3)	—
Payments	(30)	—
Accretion and other	(1)	—

Accrued balance as of September 30, 2010	$12	$2

The liability balance for the severance portion of the remaining reserve is included in the “Accrued salaries, wages and commissions” line item on the Company’s Condensed Consolidated Balance Sheet.
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
For the six months ended September 30, 2010, restructuring activity under the Fiscal 2007 Plan was as follows:

		Facilities
	Severance	Abandonment
	(in millions)
Accrued balance as of March 31, 2010	$8	$60
Changes in estimate	$1	$—
Payments	(3)	(9)

Accrued balance as of September 30, 2010	$6	$51

The liability balance for the severance portion of the remaining reserve is included in the “Accrued salaries, wages and commissions” line item on the Company’s Condensed Consolidated Balance Sheet. The liability for the facilities abandonment portion of the remaining reserve is included in the “Accrued expenses and other current liabilities” and “Other noncurrent liabilities” line items on the Company’s Condensed Consolidated Balance Sheet.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(unaudited)
NOTE I — INCOME TAXES
Income tax expense for the three and six months ended September 30, 2010 was $73 million and $161 million, respectively, compared with the three and six months ended September 30, 2009 of $99 million and $212 million, respectively.
For the three and six months ended September 30, 2010, the Company recognized a net tax benefit of $23 million and $36 million, respectively, resulting primarily from refinements of tax positions taken in prior periods, assertion of affirmative claims in the context of tax audits and the resolutions and accruals of uncertain tax positions relating to non-U.S. jurisdictions. For the three and six months ended September 30, 2009, the Company recognized a net tax benefit of $7 million resulting primarily from the resolution of uncertain tax positions relating to non-U.S. jurisdictions.
Income taxes receivable of approximately $87 million as of September 30, 2010 are included in other current assets in the Company’s Condensed Consolidated Balance Sheet. Additions to the liability for uncertain tax positions in the six months ended September 30, 2010 were approximately $139 million.
The Company’s effective tax rate, excluding the impact of discrete items, for the six months ended September 30, 2010 of 32.6% was different from the effective tax rate of 33.9% for the six months ended September 30, 2009 primarily due to the worldwide mix of estimated consolidated earnings before taxes and additional accruals and changes in estimates related to uncertain tax positions. The results of the Company’s international operations, the outcome of tax audits and any other changes in potential tax liabilities may result in additional tax expense or benefit in future periods, which are not considered in the Company’s estimated annual effective tax rate. The Company does not currently view any such items as individually material to the results of our operations or financial position. However, the impact of such items may yield additional tax expense in the second half of fiscal year 2011 and future periods and the Company is anticipating fiscal year 2011 effective tax rate of approximately 33% to 34%.
NOTE J — COMMITMENTS AND CONTINGENCIES
Certain legal proceedings in which the Company is involved are discussed in Note 9, “Commitments and Contingencies,” in the Notes to the Consolidated Financial Statements included in the Company’s 2010 Form 10-K. The following discussion should be read in conjunction with those financial statements.
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
SEPTEMBER 30, 2010
(unaudited)
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
SEPTEMBER 30, 2010
(unaudited)
amount up to $525,000 each. If finalized, this settlement would require approval of the Federal Court. On July 23, 2007, Ranger filed a letter with the Federal Court objecting to the proposed settlement.
On October 29, 2007, the Federal Court denied the Special Litigation Committee’s motion to dismiss and realign, without prejudice to renewing the motion following a decision by the United States Court of Appeals for the Second Circuit (the Second Circuit) on an appeal brought by Ranger in connection with other derivative litigation. On December 14, 2009, the Company and the Special Litigation Committee renewed the motion to dismiss and realign. By an Order dated September 29, 2010, the Federal Court granted the motion in all respects, granting relief including the following: (1) dismissing the claims against current and former Company directors Messrs. Cron, D’Amato, de Vogel, Fernandes, Grasso, La Blanc, Lorsch, Pieper, Ranieri and Schuetze and Ernst & Young LLP, KPMG LLP and Mr. McElroy; and (2) realigning the Company as plaintiff with respect to certain of the claims against Messrs. Wang and Schwartz, Artzt, Kaplan, Kumar, McWade, Richards, Rivard, Silverstein, Woghin and Zar.
Other Civil Actions
In April 2010, a lawsuit captioned Stragent, LLC et ano. v. Amazon.com, Inc., et al. was filed in the United States District Court for the Eastern District of Texas against the Company and five other defendants. The complaint alleges, among other things, that Company technology, including the 2E product, infringes a patent assigned to plaintiff SeeSaw Foundation and licensed to plaintiff Stragent LLC, entitled “Method of Providing Data Dictionary-Driven Web-Based Database Applications,” U.S. Patent No. 6,832,226. The complaint seeks monetary damages and interest in an undisclosed amount, and costs, based upon plaintiffs’ patent infringement claims. In May 2010, the Company filed an answer and counterclaims that, among other things, dispute plaintiffs’ claims and seek a declaratory judgment that the Company does not infringe the patent-in-suit and that the patent is invalid. To date, no discovery has commenced in this action. Although the timing and ultimate outcome cannot be determined, the Company believes that the plaintiffs’ claims are unfounded and that the Company has meritorious defenses.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(unaudited)
In September 2010, a lawsuit captioned Uniloc USA, Inc. et ano. v. National Instruments Corp., et al. was filed in the United States District Court for the Eastern District of Texas against the Company and 10 other defendants. The complaint alleges, among other things, that Company technology, including Internet Security Suite Plus 2010, infringes a patent licensed to plaintiff Uniloc USA, Inc., entitled “System for Software Registration,” U.S. Patent No. 5,490,216. The complaint seeks monetary damages and interest in an undisclosed amount, a temporary, preliminary and permanent injunction against alleged acts of infringement, attorneys’ fees and costs, based upon the plaintiffs’ patent infringement claims. Although the timing and ultimate outcome cannot be determined, the Company believes that the plaintiffs’ claims are unfounded and that the Company has meritorious defenses.
The Company, various subsidiaries, and certain current and former officers have been named as defendants in various other lawsuits and claims arising in the normal course of business. The Company believes that it has meritorious defenses in connection with such lawsuits and claims, and intends to vigorously contest each of them.
In the opinion of the Company’s management based upon information currently available to the Company although the outcome of the matters listed in this Note as well as these other lawsuits and claims is uncertain, the results of pending matters against the Company, either individually or in the aggregate, are not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows, although the effect could be material to the Company’s results of operations or cash flows for any interim reporting period.
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
NOTE K — DEFERRED REVENUE
The components of “Deferred revenue (billed or collected) — current” and “Deferred revenue (billed or collected) — noncurrent” as of September 30, 2010 and March 31, 2010 are as follows:

	September 30,	March 31,
	2010	2010
	(in millions)
Current:
Subscription and maintenance	$2,037	$2,389
Professional services	138	151
Financing obligations and other	8	15

Total deferred revenue (billed or collected) — current	2,183	2,555

Noncurrent:
Subscription and maintenance	924	1,042
Professional services	17	24
Financing obligations and other	1	2

Total deferred revenue (billed or collected) — noncurrent	942	1,068

Total deferred revenue (billed or collected)	$3,125	$3,623

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(unaudited)
NOTE L — ACQUISITIONS
The Company’s acquisitions during the first half of fiscal year 2011 were considered immaterial, both individually and in the aggregate, compared with the results of the Company’s operations. Therefore, purchase accounting information and pro-forma disclosure are not presented.
The following represents the aggregate allocation of the purchase price and estimated useful lives to the acquired net assets of Nimsoft AS (Nimsoft), 3Tera, Inc. (3Tera) and Oblicore, Inc. (Oblicore), which were acquired during fiscal year 2010. The increase in the revision of the values assigned to purchased software from the original amounts reported for fiscal year 2010 was approximately $54 million. The amortization effects were immaterial. During the first six months of fiscal year 2011, the Company finalized the purchase price allocation for 3Tera and Oblicore. The Company expects to finalize the purchase price allocation for Nimsoft in the third quarter of fiscal year 2011. Any revisions are not expected to be material. The revised purchase price allocation for Nimsoft, 3Tera and Oblicore is as follows:

		Estimated
(dollars in millions)	Amount	Useful Life

Finite-lived intangible assets(1)	$46	5-6 years
Purchased software	319	10 years
Goodwill	117	Indefinite
Deferred taxes, net liability	(7)	—
Other assets net of other liabilities assumed	(2)	—

Purchase Price	$473

(1)	Includes customer relationships and trade names.
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
The Company had approximately $69 million and $74 million of accrued acquisition-related costs as of September 30, 2010 and March 31, 2010, respectively. Approximately $64 million of the accrued acquisition related costs at September 30, 2010 and March 31, 2010, related to purchase price amounts withheld subject to indemnification protections.
Acquisition-related costs are comprised of employee costs, duplicate facilities and other acquisition-related costs that are incurred as a result of the Company’s prior period acquisitions.
NOTE M — DISCONTINUED OPERATIONS
Discontinued Operations: In June 2010, the Company sold its Information Governance business, consisting primarily of the CA Records Manager and CA Message Manager software offerings and related professional services, for approximately $19 million to Autonomy. The loss from discontinued operations of approximately $6 million included in the Company’s Condensed Consolidated Statement of Operations for the six months ended September 30, 2010 consists of a loss from operations of approximately $1 million, net of taxes of approximately $1 million, and a loss upon disposal of approximately $5 million, inclusive of taxes of approximately $4 million.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(unaudited)
The Information Governance business results for the three and six months ended September 30, 2009 consisted of revenue of $5 million and $11 million, respectively, and income from operations of less than $1 million in both periods.
NOTE N — SUBSEQUENT EVENTS
On October 4, 2010, the Company completed the acquisition of 100% of the voting equity interests of Arcot Systems, Inc. (Arcot), a privately held provider of authentication and fraud prevention solutions through on premises software or cloud services. The acquisition of Arcot adds technology for fraud prevention and authentication to the Company’s Identity and Access Management offerings. The total purchase price of the acquisition was approximately $200 million. Due to the timing of this acquisition, the Company has not completed the allocation of purchase price to acquired identifiable assets, including intangible assets.

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
A number of important factors could cause actual results or events to differ materially from those indicated by such forward-looking statements, including: the ability to achieve success in the Company’s strategy by, among other things, increasing sales in new and emerging enterprises and markets, enabling the sales force to sell new products and Software-as-a-Service offerings and improving the Company’s brand in the marketplace; global economic factors or political events beyond the Company’s control; general economic conditions, including concerns regarding a global recession and credit constraints, or unfavorable economic conditions in a particular region, industry or business sector; failure to expand channel partner programs; the ability to adequately manage and evolve financial reporting and managerial systems and processes; the ability to successfully acquire technology and software that are consistent with our strategy and integrate acquired companies and products into existing businesses; competition in product and service offerings and pricing; the ability to retain and attract qualified key personnel; the ability to adapt to rapid technological and market changes; the ability of the Company’s products to remain compatible with ever-changing operating environments; access to software licensed from third parties, third-party code and specifications for the development of code; use of software from open source code sources; discovery of errors in the Company’s software and potential product liability claims; significant amounts of debt and possible future credit rating changes; the failure to protect the Company’s intellectual property rights and source code; fluctuations in the number, terms and duration of our license agreements as well as the timing of orders from customers and channel partners; reliance upon large transactions with customers; risks associated with sales to government customers; breaches of the Company’s software products and the Company’s and customers’ data centers and IT environments; access to third-party microcode; third-party claims of intellectual property infringement or royalty payments; fluctuations in foreign currencies; failure to successfully execute restructuring plans; successful outsourcing of various functions to third parties; potential tax liabilities; and these factors and the other factors described more fully in this Form 10-Q and the Company’s other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties occur, or should our assumptions prove incorrect, actual results may vary materially from those described in this Form 10-Q as anticipated, believed, estimated, or expected. We do not intend to update these forward-looking statements, except as otherwise required by law. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. This MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements. References in this Form 10-Q to fiscal 2011 and fiscal 2010 are to our fiscal years ending on March 31, 2011 and 2010, respectively.
OVERVIEW
We are the leading independent enterprise IT management software and service company with deep expertise across IT environments – from mainframe and distributed to virtual and cloud. We develop and deliver software and services that help organizations manage and secure their IT infrastructures and deliver more flexible IT services. This allows companies to more effectively and efficiently respond to business needs. We address virtually all of the components of the computing environment, including

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
people, information, processes, systems, networks, applications and databases, regardless of the hardware or software customers are using.
We license our products worldwide. We service companies across most major industries worldwide, including banks, insurance companies, other financial services providers, governmental agencies, manufacturers, technology companies, retailers, and educational and health care institutions. These customers typically maintain IT infrastructures that are both complex and central to their objectives for operational excellence.
We offer our software products and solutions directly to our customers through our direct sales force and indirectly through global systems integrators, managed service providers, technology partners, value-added resellers, exclusive representatives and distributors and volume partners.
We are the leading independent software vendor in the mainframe space, and we continue to innovate on the platform that runs many of our largest customers’ most important applications. As the IT landscape continues to evolve, more companies are seeking to improve the efficiency and availability of their IT resources and applications through virtualization, which enables users to run multiple virtual machines on each physical machine and thereby reduce operating costs associated with physical infrastructure. Virtualization is an essential enabling technology for many of the key cloud computing attributes. The increasing adoption of virtualization and the evolution of cloud computing is leading to more complex data centers that include physical servers, virtualized servers, private cloud environments and public cloud applications. As a result of this heightened complexity, it is increasingly important for companies to have a choice of robust, heterogeneous, virtualization-specific management solutions, covering multiple management disciplines across IT environments.
To address these market demands, we have built a broad portfolio of distributed and mainframe software products with a specific focus on mainframe; service management and service assurance; project and portfolio management; security (identity and access management); virtualization and service automation; and cloud computing. We deliver our products on-premises or, for certain products, via Software-as-a-Service (SaaS).
Our current strategy emphasizes accelerating our growth by continuing to build on our portfolio of software and services to address customer needs in the above-mentioned areas of focus through a combination of internal development and acquired technologies. We believe this strategy builds on our core strengths in IT management while also positioning us to compete in high-growth markets, including virtualization, cloud and SaaS. We are also seeking to expand our business beyond our traditional core customers, generally consisting of large enterprises, to reach emerging enterprises (which we also refer to as growth accounts and define as companies with revenue of $300 million to $2 billion) and customers in emerging geographies (which we also refer to as our growth geographies).
Our ability to achieve success in our growth strategy could be affected by many of the risk factors described in more detail in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 (the 2010 Form 10-K).
To enable us to execute our growth strategy more effectively, we have:
•	Completed several key acquisitions since September 30, 2009 in an effort to expand our product portfolio, including Arcot Systems, Inc., Nimsoft AS, 3Tera, Inc., Oblicore, Inc. and NetQoS, Inc.;

•	Re-branded our company; and

•	Realigned our operations by creating two new organizations — the Customer Solutions Group and the Technology and Development Group. Working with our existing Sales Organization, the new organizations are intended to drive collaboration and accountability across the Company while enabling us to deliver even greater customer service and product innovation.

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
While not necessarily material to our results in a period, management also looks to the following operational priorities to get a view as to how we are executing against our growth strategy:
•	Increasing the number of freestanding sales with new products;

•	Responding to customer demand in growth geographies and growth accounts; and

•	Continuing to align the organization to be more responsive to customer needs and emerging trends.
Increasing the number of freestanding sales with new products. We define this as new sales of products outside of a renewal and look at this in terms of how we engage our customers, including whether we are becoming less dependent on a renewal cycle as a compelling event to sell new products. Freestanding sales give us the opportunity to increase our share of customer spending through both cross-selling to current customers and the addition of new customers. Our success can be seen in our progress in increasing new product sales.
Responding to customer demand in growth geographies and growth accounts. We have increased our investment in growth geographies—which for us also includes Japan and Australia. Recently we brought new management talent into several key roles. While we do not expect these investments to have a material impact this fiscal year, we are encouraged by results in countries like Mexico and Japan. Our Nimsoft acquisition also accelerates our ability to access both growth accounts and growth geographies through new channels, including managed service providers.
Continuing to align our organization to be more responsive to customer needs and emerging trends. We continue to align the organization to be more responsive to customer needs and emerging trends. Substantial initial work was done on realigning our organization at the beginning of July 2010, when we created the Customer Solutions Group or CSG. We are already seeing the CSG organization help improve our execution and we expect, over time, that it will further enhance our competitive positioning and ability to respond to the needs of our customers and changes in the market. It also helps us drive results from both the assets we have developed and those that we have acquired.
As our growth strategy has evolved, our management also looks within bookings at total new product and capacity sales, which we define as sales of products or capacity that are new or in addition to products or capacity previously contracted for by a customer. The amount of new product and capacity sales for a period, as currently tracked by the Company, requires estimation by management and has not been historically reported. Within a given period, the amount of new product and capacity sales may not be material to the change in our total bookings or revenue compared to prior periods.
For further discussion of our business and business model, see our 2010 Form 10-K. For further discussion of our Critical Accounting Policies and Business Practices, see “Critical Accounting Policies and Business Practices.”
Executive Summary
The following is a summary of the analysis of our results contained in our Management’s Discussion and Analysis.
Our financial results for the second quarter of fiscal 2011 reflect a total revenue backlog of $7,832 million. This represents 2% growth, compared with $7,687 million in the prior year period. The current portion of revenue backlog represents revenue to be recognized within the next 12 months. The $3,463 million of the current portion of revenue backlog at September 30, 2010 increased by 3%, compared with the balance of $3,365 million at September 30, 2009. Generally, we believe that an increase in the current portion of revenue backlog is a positive indicator of future revenue growth.
We also saw positive results for total new product and capacity sales for the quarter, which grew in the high single digits year over year. Generally, total new product and capacity sales consist of new sales of distributed products, mainframe products and capacity. Total bookings in the quarter grew 9%, due

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
primarily to an increase in new sales of distributed products recognized on an up-front basis and subscription and maintenance bookings. In the current quarter, while subscription and maintenance bookings were up slightly, there was a significant increase in new sales of our distributed products that was partially offset by a significant decline in mainframe capacity sales. We expect momentum in mainframe bookings to build as our renewal portfolio increases in the second half of fiscal 2011, which should also drive our mix of new business to subscription and maintenance bookings.
Total revenue for the second quarter of fiscal 2011 was $1,110 million and grew 4%, compared with $1,067 million in the year-ago period. Robust growth in the United States revenue of $50 million or 9%, was partially offset by a $7 million or 1% decrease in international revenue. Excluding an unfavorable foreign exchange effect of $15 million, international revenue would have increased by $8 million or 2%. Our revenue growth was 1% from existing products while 3% was from acquired technologies (which we define as technology acquired within the prior 12 months). Excluding the unfavorable foreign currency effect, revenue growth was evenly split between existing products and acquired technologies. Revenue from software fees and other for the second quarter of fiscal 2011 increased by 150% to $70 million, compared with the year-ago period, primarily due to revenue generated from new distributed product sales of existing and acquired products. Professional services revenues for the second quarter of fiscal 2011 increased by 13% as compared to the prior year comparable period. Subscription and maintenance revenue for the second quarter of fiscal 2011 decreased by 1% to $961 million, compared with the year-ago period. This decrease was due to an unfavorable foreign currency effect of $15 million.
Total expense before interest and income taxes of $803 million grew 10%, compared with $728 million from the year-ago period. This increase includes a favorable foreign currency effect of $11 million. The increase was primarily the result of acquisitions that we closed during fiscal 2010, offset by a one-time $10 million benefit from the sale of an equity interest. We may experience similar additional costs associated with any future acquisitions.
Income before interest and income taxes decreased by 9% in the second quarter of fiscal 2011, due to an increase in total expenses before interest and income taxes of 10%. This increase resulted from the increased costs as noted above. Diluted income from continuing operations per share for the second quarter of fiscal 2011 was $0.43, compared with $0.41 in the year-ago period, reflecting in part the Company’s repurchase of its common shares.
Cash flow from operations in the second quarter of fiscal 2011 was $130 million and grew 8%, compared with $120 million in the year-ago period. This growth reflects a year-over-year increase in single installment payments, which were $124 million in the second quarter of fiscal 2011, compared with $64 million in the year-ago period. For the first half of fiscal 2011, gross receipts related to single installments for the entire contract value or a substantial portion of the contract value were $214 million, compared with $228 million in the first half of fiscal 2010. The second quarter of fiscal 2011 also reflected an increase in vendor disbursements and payroll of $77 million, compared with the year-ago period, primarily due to the acquisitions that we closed during fiscal 2010.

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
QUARTERLY UPDATE
•	In August 2010, we acquired 4Base Technology, a virtualization and cloud infrastructure consulting firm, as part of our continued investment in virtualization and cloud management.

•	In September 2010, we announced a strategic alliance with Fujitsu Limited to enhance each company’s service assurance product portfolio and cloud computing strategies. This partnership will help assure service quality across the application infrastructure and support cloud development.

•	In October 2010, we acquired Arcot Systems, Inc. in an all-cash transaction valued at approximately $200 million, to support our cloud strategy and add technology for fraud prevention and authentication for identity and access management offerings.

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
PERFORMANCE INDICATORS
Management uses several quantitative performance indicators to assess our financial results and condition. Following is a summary of the principal quantitative performance indicators that management uses to review performance:

	Second Quarter
	Comparison
	Fiscal Year 2011 versus
	Fiscal Year 2010			Percent
	2011	2010(1)	Change	Change
	(dollars in millions)
Total revenue	$1,110	$1,067	$43	4%
Subscription and maintenance revenue	$961	$969	$(8)	(1)%
Net income	$222	$218	$4	2%
Cash provided by operating activities	$130	$120	$10	8%
Total bookings	$1,018	$934	$84	9%
Subscription and maintenance bookings	$865	$844	$21	2%
Weighted average subscription and maintenance license agreement duration in years	3.47	3.26	0.21	6%
Annualized subscription and maintenance bookings	$249	$259	$(10)	(4)%

	First Half Comparison
	Fiscal Year 2011 versus
	Fiscal Year 2010			Percent
	2011	2010(1)	Change	Change
	(dollars in millions)
Total revenue	$2,201	$2,111	$90	4%
Subscription and maintenance revenue	$1,922	$1,910	$12	—%
Net income	$439	$413	$26	6%
Cash provided by operating activities	$247	$382	$(135)	(35)%
Total bookings	$1,768	$2,126	$(358)	(17)%
Subscription and maintenance bookings	$1,502	$1,930	$(428)	(22)%
Weighted average subscription and maintenance license agreement duration in years	3.24	3.79	(0.55)	(15)%
Annualized subscription and maintenance bookings	$464	$509	$(45)	(9)%

			Change		Change
	Sept. 30,	March 31,	From	Sept. 30,	From Prior
	2010	2010(1)	Year End	2009	Year Quarter
	(in millions)
Cash and cash equivalents	$2,525	$2,583	$(58)	$3,025	$(500)
Total debt	$1,567	$1,545	$22	$1,934	$(367)

Total expected future cash collections from committed contracts(2)	$5,404	$5,555	$(151)	$5,247	$157
Total revenue backlog(2)	$7,832	$8,193	$(361)	$7,687	$145

(1)	Previously reported information has been reclassified to exclude the discontinued operations sold to Autonomy where applicable.

(2)	Refer to the discussion in the “Liquidity and Capital Resources” section of this MD&A for additional information on expected future cash collections from committed contracts, billings backlog and revenue backlog.

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
Total Bookings — Total bookings includes the incremental value of all subscription, maintenance and professional service contracts and software fees and other contracts entered into during the reporting period and is generally reflective of the amount of products and services during the period that our customers have agreed to purchase from us. Revenue for bookings attributed to sales of software products for which revenue is recognized on an up-front basis is reflected in the “software fees and other” line item of our Condensed Consolidated Statements of Operations.
Subscription and Maintenance Bookings — Subscription and maintenance bookings is the aggregate incremental amount we expect to collect from our customers over the terms of the underlying subscription and maintenance agreements entered into during a reporting period. These amounts include the sale of products directly by us and may include additional products, services or other fees for which we have not established VSOE of fair value. Subscription and maintenance bookings also includes indirect sales by distributors and volume partners, value-added resellers and exclusive representatives to end-users, where the contracts incorporate the right for end-users to receive unspecified future software products, and other contracts without these rights entered into in close proximity or contemplation of such agreements. These amounts are expected to be recognized ratably as subscription and maintenance revenue over the applicable term of the agreements. Subscription and maintenance bookings excludes the value associated with certain perpetual licenses, license-only indirect sales, and professional services arrangements.
The license and maintenance agreements that contribute to subscription and maintenance bookings represent binding payment commitments by customers over periods that range generally from three to five years on a weighted average basis, although in certain cases customer commitments can be for longer or shorter periods. These current period bookings are often renewals of prior contracts that also had various durations, usually from three to five years. The amount of new subscription and maintenance bookings recorded in a period is affected by the volume, duration and value of contracts renewed during that period. Our subscription and maintenance bookings typically increase in each consecutive quarter during a fiscal year, with the first quarter having the least bookings and the fourth quarter having the most bookings. However, subscription and maintenance bookings may not always follow the pattern of increasing in consecutive quarters during a fiscal year, and the quarter-to-quarter differences in subscription and maintenance bookings may vary. Given the varying durations of the contracts being renewed, year-over-year comparisons of bookings are not always indicative of the overall bookings trend. Additionally, management also looks within bookings at the yield on our renewal portfolio. We define this as the percentage of prior contract value realized from renewals during the period. The baseline for calculating renewal yield is an estimate affected by various factors including contractual renewal terms and other conditions. We estimate the yield based on a review of material transactions representing a substantial majority of the dollar value of renewals during the current period. Changes in renewal yield may not be material to changes in bookings compared to prior periods.

Generally, we believe that an increase in the current portion of revenue backlog is a positive indicator of future revenue growth due to the high percentage of our revenue that is recognized from license agreements that are already committed and being recognized ratably.
Additionally, period-to-period changes in subscription and maintenance bookings do not necessarily correlate to changes in cash receipts. The contribution to current period revenue from subscription and maintenance bookings from any single license or maintenance agreement is relatively small, since revenue is recognized ratably over the applicable term for these agreements.
Weighted Average Subscription and Maintenance License Agreement Duration in Years — The weighted average subscription and maintenance license agreement duration in years reflects the duration of all subscription and maintenance agreements executed during a period, weighted by the total contract value of each individual agreement. Weighted average subscription and maintenance license agreement duration in years can fluctuate from period to period depending on the mix of license agreements entered into during a period. Weighted average duration information is disclosed in order to provide additional understanding of the volume of our bookings.
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
Total Revenue Backlog — Total revenue backlog represents the aggregate amount we expect to recognize as revenue in the future as either subscription and maintenance revenue, professional services revenue or software fees and other revenue associated with contractually committed amounts billed or to be billed as of the balance sheet date. Total revenue backlog is composed of amounts recognized as liabilities in our Condensed Consolidated Balance Sheets as deferred revenue (billed or collected) as well as unearned amounts yet to be billed under subscription and maintenance and software fees and other agreements. Classification of amounts as current and non-current depends on when such amounts are expected to be earned and therefore recognized as revenue. Amounts that are expected to be earned and therefore recognized as revenue in 12 months or less are classified as current, while amounts expected to be earned in greater than 12 months are classified as non-current. The portion of the total revenue backlog that relates to subscription and maintenance agreements is recognized as revenue evenly on a monthly basis over the duration of the underlying agreements and is reported as subscription and maintenance revenue in our Condensed Consolidated Statements of Operations. Generally, we believe that an increase in the current portion of revenue backlog is a positive indicator of future revenue growth.
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

RESULTS OF OPERATIONS
The following tables present changes in the line items on our Condensed Consolidated Statements of Operations for the second quarter and first half of fiscal 2011 and 2010, respectively, measured by Dollar Change, Percentage of Dollar Change, and Percentage of Total Revenue. These comparisons of past financial results are not necessarily indicative of future results.

	Second Quarter Comparison – Fiscal Year 2011 versus Fiscal Year 2010
				Percentage
			Dollar	of	Percentage of
			Change	Dollar	Total
			2011/	Change	Revenue
	2011	2010 (1)	2010	2011/2010	2011	2010
	(dollars in millions)
Revenue
Subscription and maintenance revenue	$961	$969	$(8)	(1)%	87%	91%
Professional services	79	70	9	13	7	6
Software fees and other	70	28	42	150	6	3

Total revenue	1,110	1,067	43	4	100	100

Expenses
Costs of licensing and maintenance	74	72	2	3	7	7
Costs of professional services	75	59	16	27	7	6
Amortization of capitalized software costs	48	34	14	41	4	3
Selling and marketing	308	284	24	8	28	27
General and administrative	113	119	(6)	(5)	10	11
Product development and enhancements	125	114	11	10	11	11
Depreciation and amortization of other intangible assets	45	39	6	15	4	4
Other expenses, net	15	7	8	114	1	1
Restructuring and other	—	—	—	—	—	—

Total expenses before interest and income taxes	803	728	75	10	72	68

Income before interest and income taxes	307	339	(32)	(9)	28	32
Interest expense, net	12	22	(10)	(45)	1	2

Income before income taxes	295	317	(22)	(7)	27	30
Income tax expense	73	99	(26)	(26)	7	9

Income from continuing operations	222	218	4	2	20	20

Loss from discontinued operations	—	—	—	—	—	—

Net Income	$222	$218	$4	2%	20%	20%

Note – Amounts may not add to their respective totals due to rounding.

(1)	Previously reported information has been reclassified to exclude the discontinued operations sold to Autonomy.

	First Half Comparison — Fiscal Year 2011 versus Fiscal Year 2010
			Dollar	Percentage of	Percentage of
			Change	Dollar	Total
			2011/	Change	Revenue
	2011	2010 (1)	2010	2011/2010	2011	2010
	(dollars in millions)
Revenue
Subscription and maintenance revenue	$1,922	$1,910	$12	1%	87%	90%
Professional services	157	140	17	12	7	7
Software fees and other	122	61	61	100	6	3

Total revenue	2,201	2,111	90	4	100	100

Expenses
Costs of licensing and maintenance	151	138	13	9	7	7
Costs of professional services	146	125	21	17	7	6
Amortization of capitalized software costs	93	67	26	39	4	3
Selling and marketing	607	564	43	8	28	27
General and administrative	230	229	1	—	10	11
Product development and enhancements	253	231	22	10	11	11
Depreciation and amortization of other intangible assets	89	77	12	16	4	4
Other expenses, net	4	14	(10)	(71)	—	1
Restructuring and other	(3)	2	(5)	NM	—	—

Total expenses before interest and income taxes	1,570	1,447	123	9	71	69

Income before interest and income taxes	631	664	(33)	(5)	29	31
Interest expense, net	25	39	(14)	(36)	1	2

Income before income taxes	606	625	(19)	(3)	28	30
Income tax expense	161	212	(51)	(24)	7	10

Income from continuing operations	445	413	32	8	20	20

Loss from discontinued operations	(6)	—	(6)	NM	—	—

Net Income	$439	$413	$26	6%	20%	20%

Note — Amounts may not add to their respective totals due to rounding.

(1)	Previously reported information has been reclassified to exclude the discontinued operations sold to Autonomy.
Bookings
Total Bookings
For the second quarter of fiscal 2011 and 2010, total bookings were $1,018 million and $934 million, respectively. The increase in bookings was primarily due to the increase in new sales of distributed products recognized on an up-front basis and subscription and maintenance bookings.
For the first half of fiscal 2011 and 2010, total bookings were $1,768 million and $2,126 million, respectively. The decrease in bookings was mainly attributable to the decrease in subscription and maintenance bookings in the first quarter of fiscal 2011, as described below.

Subscription and Maintenance Bookings
For the second quarter of fiscal 2011 and 2010, we added subscription and maintenance bookings of $865 million and $844 million, respectively. This increase was primarily attributable to a significant increase in new sales of our distributed products. This was partially offset by significantly lower mainframe capacity sales during the second quarter of fiscal 2011 primarily due to the nature and mix of our renewal portfolio in the quarter which was weighted toward distributed products. During the second quarter of fiscal 2011, we renewed a total of 14 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $361 million. During the second quarter of fiscal 2010, we renewed a total of 18 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $366 million. For the second quarter, the renewal yield did not differ materially from its recent range of high 80% to low 90%.
For the first half of fiscal 2011 and 2010, we added subscription and maintenance bookings of $1,502 million and $1,930 million, respectively. The decrease in subscription and maintenance bookings was primarily attributable to lower scheduled contract renewals occurring in the first quarter of fiscal 2011. Generally, quarters with smaller renewal inventories result in a lower level of bookings not only because renewal bookings will be less but because renewals remain an important selling opportunity for new products. The renewal portfolio is weighted more heavily towards the second half of fiscal 2011. We expect momentum in mainframe bookings to build as the renewal portfolio increases in the second half of fiscal 2011, which should also drive our mix of new business more to subscription and maintenance bookings than in the current period. Thus, we would expect higher levels of bookings in the second half of fiscal 2011, compared with the first half of fiscal 2011. Currently, we expect total fiscal 2011 renewals to be about 10% lower than total fiscal 2010 renewals although this generally does not include new product and capacity sales and professional services arrangements.
For the second quarter of fiscal 2011, annualized subscription and maintenance bookings decreased $10 million from the prior year period to $249 million. The weighted average subscription and maintenance duration in years increased to 3.47 from 3.26 in the prior year period. This increase was primarily attributable to the longer duration of the larger contracts executed during the second quarter of fiscal 2011.
Total Revenue
As more fully described below, the increase in total revenue in the second quarter and first half of fiscal 2011 compared with the second quarter and first half of fiscal 2010 was primarily attributable to an increase in our software fees and other revenue and to a lesser extent an increase in professional services revenue. During the second quarter of fiscal 2011, revenue reflected an unfavorable foreign exchange effect of $15 million compared with the second quarter of fiscal 2010. For the first half of fiscal 2011, the unfavorable foreign exchange effect was less than $1 million compared with the first half of fiscal 2010.
Price changes do not have a material impact on revenue in a given period as a result of our ratable subscription model.
Subscription and Maintenance Revenue
The decrease in subscription and maintenance revenue for the second quarter of 2011 compared with the second quarter of fiscal 2010 was due to an unfavorable foreign exchange effect of $15 million. Excluding the unfavorable foreign exchange effect, subscription and maintenance revenue would have increased by $7 million.
The increase in subscription and maintenance revenue for the first half of fiscal 2011 compared with the first half of fiscal 2010 was primarily due to revenue associated with our acquisitions of NetQoS, Inc., Nimsoft AS and 3Tera, Inc. (our fiscal 2010 acquisitions), which occurred during the second half of fiscal 2010. For the first half of fiscal 2011, revenue reflected an unfavorable foreign exchange effect of $1 million.
Professional Services
Professional services revenue increased in the second quarter and first half of fiscal 2011 compared with the second quarter and first half of fiscal 2010, due to the increased execution of engagements under service contracts during the second quarter of fiscal 2011 and an increase in professional services revenue associated with our fiscal 2010 acquisitions, which occurred during the second half of fiscal 2010.

Software Fees and Other
Software fees and other revenue primarily consists of revenue that is recognized on an up-front basis. This includes revenue associated with distributed products sold on an up-front basis, through transactions with distributors and volume partners, value-added resellers and exclusive representatives (sometimes referred to as our “indirect” or “channel” revenue). Software fees and other revenue increased for the second quarter of fiscal 2011, as compared with the second quarter of fiscal 2010 primarily due to $39 million in revenue from existing application management products sold on an up-front basis and products acquired in our fiscal 2010 acquisitions (including integration of acquired technologies into our existing product portfolio). Approximately $15 million of this revenue was primarily from products acquired in one of our fiscal 2010 acquisitions, which occurred during the second half of fiscal 2010.
Software fees and other revenue increased for the first half of fiscal 2011, compared with the first half of fiscal 2010 primarily due to $51 million in revenue from existing application management products sold on an up-front basis and acquired new products from our fiscal 2010 acquisitions. Approximately $26 million of this revenue was primarily from products acquired in one of our fiscal 2010 acquisitions, which occurred during the second half of fiscal 2010.
Total Revenue by Geography
The following tables present the revenue earned from the United States and international geographic regions and corresponding percentage changes for the second quarter and first half of fiscal 2011 and 2010, respectively. These comparisons of financial results are not necessarily indicative of future results.
Second Quarter Comparison — Fiscal Year 2011 versus
Fiscal Year 2010

					Dollar	Percentage
	2011	%	2010 (1)%		Change	Change
					(dollars in millions)
United States	$634	57%	$584	55%	$50	9%
International	476	43%	483	45%	(7)	(1)%

	$1,110	100%	$1,067	100%	$43	4%

(1)	Previously reported information has been reclassified to exclude the discontinued operations sold to Autonomy.
First Half Comparison — Fiscal Year 2011 versus
Fiscal Year 2010

					Dollar	Percentage
	2011	%	2010 (1)%		Change	Change
					(dollars in millions)
United States	$1,258	57%	$1,164	55%	$94	8%
International	943	43%	947	45%	(4)	(1)%

	$2,201	100%	$2,111	100%	$90	4%

(1)	Previously reported information has been reclassified to exclude the discontinued operations sold to Autonomy.
Revenue in the United States increased by $50 million, or 9%, for the second quarter of fiscal 2011 primarily due to higher software fees and other revenue, as described above. International revenue decreased by $7 million, or 1%, for the second quarter of fiscal 2011, compared with the first quarter of fiscal 2010. Excluding an unfavorable foreign exchange effect of $15 million, international revenue would have increased $8 million.
Revenue in the United States increased by $94 million, or 8%, for the first half of fiscal 2011 primarily due to higher software fees and other revenue, as described above. International revenue decreased by $4 million, or 1%, for the first half of fiscal 2011, compared with the first half of fiscal 2010.

Expenses
Costs of Licensing and Maintenance
Costs of licensing and maintenance include technical support, royalties, and other manufacturing and distribution costs. The increase in costs of licensing and maintenance for the second quarter of fiscal 2011, compared with the second quarter of fiscal 2010 was primarily due to a $6 million increase in support and manufacturing costs associated with our fiscal 2010 acquisitions, which occurred during the second half of fiscal 2010.
The increase in costs of licensing and maintenance for the first half of fiscal 2011, compared with the first half of fiscal 2010 was primarily due to a $13 million increase in support and manufacturing costs associated with our fiscal 2010 acquisitions.
Costs of Professional Services
Costs of professional services consist primarily of our personnel-related costs associated with providing professional services and training to customers. For the second quarter of fiscal 2011, the costs of professional services increased compared with the prior year period primarily due to an increase in services projects with customers, as reflected by the $9 million increase in revenue. These costs increased at a higher rate than revenue primarily as a result of a higher mix of engagements that required additional effort to meet customer requirements. These engagements resulted in lower margins. As a result, margins on professional services decreased to 5% in the second quarter of fiscal 2011, compared with 16% in the second quarter of fiscal 2010.
For first half of fiscal 2011, the costs of professional services increased compared with the prior year period primarily due to an increase in services projects, as reflected by the $17 million increase in revenue. These costs increased at a higher rate than revenue primarily as a result of a higher mix of engagements that required additional effort to meet customer requirements during the second quarter of fiscal 2011. These engagements resulted in lower margins. As a result, margins on professional services decreased to 7% for the first half of fiscal 2011, compared with 11% for first half of fiscal 2010.
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
The increases in amortization of capitalized software costs for the second quarter and first half of fiscal 2011 compared with the second quarter and first half of fiscal 2010 was primarily due to the increase in amortization expense associated with our fiscal 2010 acquisitions and the increase in activities relating to projects that have reached technological feasibility in recent periods.
Selling and Marketing
Selling and marketing expenses include the costs relating to our sales force, our channel partners, our corporate and business marketing and our customer training programs. The increase in selling and marketing expenses for the second quarter of fiscal 2011 compared with the second quarter of fiscal 2010 was primarily related to a $14 million increase in commission expense and a $8 million increase in personnel costs associated with our fiscal 2010 acquisitions.
The increase in selling and marketing expenses for the first half of fiscal 2011 compared with the first half of fiscal 2010 was primarily due to a $21 million increase in personnel costs associated with our fiscal 2010 acquisitions and promotion expenses of $14 million attributable to CA World, our flagship customer and partner trade show, which occurred in the first quarter of fiscal 2011. The previous CA World event occurred during the third quarter of fiscal 2009.
General and Administrative
General and administrative expenses include the costs of corporate and support functions, including our executive leadership and administration groups, finance, legal, human resources, corporate communications and other costs such as provisions for doubtful accounts. For the second quarter and first half of fiscal 2011, general and administrative costs were relatively consistent with the prior year periods. We incurred increased costs in the first half of fiscal 2011 associated with our fiscal 2010 acquisitions offset by reduced personnel costs. During the second quarter and first half of fiscal 2010, we recognized severance and other related expenses of $7 million for amounts owed to our former Chief Executive Officer pursuant to his employment agreement and other items relating to the transition to his successor.
Product Development and Enhancements
For both the second quarter and first half of fiscal 2011 and 2010, product development and enhancements expenses represented approximately 11% of total revenue. For the second quarter and first half of fiscal 2011, the increase in product development and enhancements expense was due to our continued investment in technologies to support our strategy, as well as a broadening of our enterprise product offerings. In addition, expenses also increased as a result of our fiscal 2010 acquisitions, which occurred during the second half of fiscal 2010.
Depreciation and Amortization of Other Intangible Assets
The increase in depreciation and amortization of other intangible assets for the second quarter and first half of fiscal 2011 compared with the second quarter and first half of fiscal 2010 was primarily due to the increase in depreciation and amortization expenses for acquired assets.
Other Expenses, Net
Other expenses, net includes gains and losses attributable to divested assets, foreign currency exchange rate fluctuations, and certain other items. For the second quarter of fiscal 2011, other expenses, net included $21 million of expenses relating to changes to the marked-to-market value of our foreign exchange derivative contracts, partially offset by a $10 million gain associated with the sale of an equity investment. For the second quarter of fiscal 2010, other expenses, net primarily related to $5 million of expenses relating to our foreign exchange derivative contracts.
For the first half of fiscal 2011, other expenses, net included $8 million of expenses relating to our foreign exchange derivative contracts and $6 million of expenses in connection with litigation claims. These expenses were partially offset by a $10 million gain associated with the aforementioned sale of an equity investment. For the first half of fiscal 2010, other expenses, net included $7 million of expenses in connection with litigation claims.
Restructuring and Other
For the first half of fiscal 2011, we recorded a credit of approximately $2 million related to the reduction of the severance costs related to the Fiscal 2010 Plan and Fiscal 2007 Plan. The severance portion of the remaining liability balance is included in the “Accrued salaries, wages and commissions” line item on our Condensed Consolidated Balance Sheet. The facilities abandonment portion of the remaining liability balance is included in the “Accrued expenses and other current liabilities” and “Other noncurrent liabilities” line items on our Condensed Consolidated Balance Sheet. Final payment of these amounts is dependent upon settlement with the works councils in certain international locations and our ability to negotiate lease terminations. (Refer to Note H, “Restructuring,” in the Notes to the Condensed Consolidated Financial Statements for additional information.)
Interest Expense, Net
The decreases in interest expense, net, for the second quarter and first half of fiscal 2011 compared with the second quarter and first half of fiscal 2010 were primarily due to the decrease in interest expense resulting from our overall decrease in debt. During the third quarter of fiscal 2010, we reduced our debt outstanding and increased our weighted average maturity, enhancing our capital structure and financial flexibility.
Income Taxes
Income tax expense for the second quarter and first half of fiscal 2011 was $73 million and $161 million, respectively, compared with income tax expense for the second quarter and first half of fiscal 2010 of $99 million and $212 million, respectively.
During the second quarter and first half of fiscal 2011, we recognized a net tax benefit of $23 million and $36 million, respectively, resulting primarily from refinements of tax positions taken in prior periods, assertion of affirmative claims in the context of tax audits and the resolutions and accruals of uncertain tax positions relating to non-U.S. jurisdictions. During the second quarter and first half of fiscal 2010, we recognized a net tax benefit of $7 million resulting primarily from the resolution of uncertain tax positions relating to non-U.S. jurisdictions.
Income taxes receivable of $87 million as of September 30, 2010 are included in other current assets in the Condensed Consolidated Balance Sheet. Additions to the liability for uncertain tax positions in the first half of fiscal 2011 were $139 million.
Our effective tax rate, excluding the impact of discrete items, for the first half of fiscal 2011 of 32.6% was different from the effective tax rate of 33.9% for the first half of fiscal 2010 primarily due to the worldwide mix of estimated consolidated earnings before taxes and additional accruals and changes in estimates related to uncertain tax positions. The results of our international operations, the outcome of tax audits and any other changes in potential tax liabilities may result in additional tax expense or benefit in future periods, which are not considered in our estimated annual effective tax rate. We do not currently view any such items as individually material to the results of our operations or financial position. However, the impact of such items may yield additional tax expense in the second half of fiscal year 2011 and future periods and we are anticipating a fiscal 2011 effective tax rate of approximately 33% to 34%.
LIQUIDITY AND CAPITAL RESOURCES
Our cash and cash equivalent balances are held in numerous locations throughout the world, with 48% held in our subsidiaries outside the United States at September 30, 2010. Cash and cash equivalents totaled $2,525 million as of September 30, 2010, representing a decrease of $58 million from the March 31, 2010 balance of $2,583 million. The decrease in Cash and cash equivalents during the first half of fiscal 2011 included a $32 million favorable translation effect that foreign currency exchange rates had on cash held outside the United States in currencies other than the U.S. dollar.
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
For the first half of fiscal 2011, gross receipts related to single installments for the entire contract value, or a substantial portion of the contract value, were $214 million compared with $228 million in the first half of fiscal 2010.
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

	Sept. 30,	March 31,	Sept. 30,
	2010	2010 (1)	2009 (1)
	(in millions)	(in millions)	(in millions)
Billings Backlog:
Amounts to be billed — current	$1,968	$1,887	$1,859
Amounts to be billed — noncurrent	2,739	2,691	2,586

Total billings backlog	$4,707	$4,578	$4,445

Revenue Backlog:
Revenue to be recognized within the next 12 months — current	$3,463	$3,521	$3,365
Revenue to be recognized beyond the next 12 months — noncurrent	4,369	4,672	4,322

Total revenue backlog	$7,832	$8,193	$7,687

Deferred revenue (billed or collected)	$3,125	$3,615	$3,242
Unearned revenue yet to be billed	4,707	4,578	4,445

Total revenue backlog	$7,832	$8,193	$7,687

Note: Revenue Backlog includes deferred subscription and maintenance and professional services revenue

(1)	Previously reported information has been reclassified to exclude the discontinued operations sold to Autonomy.
Generally, we believe that an increase in the current portion of revenue backlog is a positive indicator of future revenue growth. Total revenue backlog decreased from March 31, 2010, primarily because of the lower bookings in the first quarter of fiscal 2011 attributable to the smaller renewal portfolio compared with the renewals in the quarter ended March 31, 2010.

We can also estimate the total cash to be collected in the future from committed contracts, referred to as our “Expected future cash collections” by adding the total billings backlog to the current and non-current Trade and installment accounts receivable, net from our Condensed Consolidated Balance Sheets.

	Sept. 30,	March 31,	Sept. 30,
	2010	2010(1)	2009(1)
	(in millions)	(in millions)	(in millions)
Expected future cash collections:
Total billings backlog	$4,707	$4,578	$4,445
Trade and installment accounts receivable — current, net	697	931	718
Installment accounts receivable — noncurrent, net	—	46	84

Total expected future cash collections	$5,404	$5,555	$5,247

(1)	Previously reported information has been reclassified to exclude the discontinued operations sold to Autonomy.
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

Cash Generated by Operating Activities
Cash generated by operating activities, which represents our primary source of liquidity, for the second quarter and first half of fiscal 2011 and 2010 was as follows:

	Second Quarter of Fiscal		Change
(in millions)	2011	2010	2011/ 2010
Cash collections from billings(1)	$925	$855	$70
Vendor disbursements and payroll(1)	(730)	(653)	(77)
Income tax (payments) receipts, net	(47)	(56)	9
Other disbursements, net(2)	(18)	(26)	8

Cash generated by operating activities	$130	$120	$10

(1)	Amounts include VAT and sales taxes.

(2)	Amounts include interest, restructuring and miscellaneous receipts and disbursements.

	First Half of Fiscal		Change
(in millions)	2011	2010	2011/ 2010
Cash collections from billings(1)	$2,063	$2,110	$(47)
Vendor disbursements and payroll(1)	(1,620)	(1,499)	(121)
Income tax (payments) receipts, net	(134)	(176)	42
Other disbursements, net(2)	(62)	(53)	(9)

Cash generated by operating activities	$247	$382	$(135)

(1)	Amounts include VAT and sales taxes.

(2)	Amounts include interest, restructuring and miscellaneous receipts and disbursements.
Second Quarter Comparison — Fiscal Year 2011 versus Fiscal Year 2010
Operating Activities:
Cash generated by operating activities for the second quarter of fiscal 2011 was $130 million, representing an increase of $10 million compared with the second quarter of fiscal 2010. This growth reflects a year-over-year increase in single installment payments, which were $124 million in the second quarter of fiscal 2011, compared with $64 million in the year-ago period. The second quarter of fiscal 2011 also reflected an increase in vendor disbursements and payroll of $77 million, compared with the second quarter of fiscal 2010, primarily due to our fiscal 2010 acquisitions.
Investing Activities:
Cash used in investing activities for the second quarter of fiscal 2011 was $62 million, compared with $69 million for the second quarter of fiscal 2010. The decrease in cash used in investing activities was primarily due to the decrease of $19 million in capitalized software development costs and the receipt of $10 million in cash proceeds from the sale of an equity investment. These amounts were offset by an increase of $17 million in cash paid for acquisitions during the second quarter of fiscal 2011, compared with the second quarter of fiscal 2010.
Financing Activities:
Cash used in financing activities for the second quarter of fiscal 2011 was $124 million compared with $67 million in the second quarter of fiscal 2010. The increase in cash used in financing activities was primarily due to the increase of $55 million in common shares repurchased during the second quarter of fiscal 2011, compared with the second quarter of fiscal 2010.
First Half Comparison — Fiscal Year 2011 versus Fiscal Year 2010
Operating Activities:
Cash generated by operating activities for the first half of fiscal 2011 was $247 million, representing a decrease of $135 million compared with the first half of fiscal 2010. For the first half of fiscal 2011, gross receipts related to single installments for the entire contract value or a substantial portion of the contract value were $214 million, compared with $228 million in the first half of fiscal 2010. Vendor disbursements and payroll increased $121 million in the first half of fiscal 2011, compared with the first half of fiscal 2010, primarily attributable to personnel related costs associated with our fiscal 2010 acquisitions.
Investing Activities:
Cash used in investing activities for the first half of fiscal 2011 was $138 million compared with $136 million for the first half of fiscal 2010. The increase in cash used in investing activities was primarily due to the increase of $23 million in cash paid for acquisitions that occurred in the first half of fiscal 2011, compared with the first half of fiscal 2010, which was partially offset by a decrease in capitalized development costs of $14 million.
Financing Activities:
Cash used in financing activities for the first half of fiscal 2011 was $199 million compared with $89 million in the first half of fiscal 2010. The increase in cash used in financing activities was primarily due to the increase of $110 million in common shares repurchased during the first half of fiscal 2011, compared with the first half of fiscal 2010.
Debt Obligations
As of September 30, 2010 and March 31, 2010, our debt obligations consisted of the following:

	September 30, 2010		March 31, 2010
	Maximum	Outstanding	Maximum	Outstanding
	Available	Balance	Available	Balance
	(in millions)
2008 Revolving Credit Facility (expires August 2012)	$1,000	$250	$1,000	$250
5.375% Senior Notes due November 2019	—	750	—	750
6.125% Senior Notes due December 2014	—	530	—	501
International line of credit	25	—	25	—
Capital lease obligations and other	—	37	—	44

Total		$1,567		$1,545

Our debt obligations at September 30, 2010 remain unchanged from March 31, 2010, except for the fair value adjustment of $29 million relating to our interest rates swaps on our 6.125% Senior Notes due December 2014.
For additional information concerning our debt obligations, refer to our Consolidated Financial Statements and Notes thereto included in our 2010 Form 10-K.
Other Matters
As of September 30, 2010, our senior unsecured notes were rated Baa2 (stable outlook), BBB (positive outlook), and BBB+ (stable outlook) by Moody’s Investors Service, Standard and Poor’s and Fitch Ratings, respectively. In August 2010, Moody’s upgraded our rating to Baa2.
Peak borrowings under all debt facilities during the second quarter of fiscal 2011 totaled $1,567 million, with a weighted average interest rate of 4%.
As of September 30, 2010, we remained authorized to purchase an aggregate amount of up to $365 million of additional common shares under our $500 million stock repurchase program that was approved by our Board of Directors in May 2010.

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
Effect of Exchange Rate Changes
There was a $32 million favorable impact to our cash balances in the first half of fiscal 2011 predominantly due to the weakening of the U.S. dollar against the euro, the Australian dollar, and the Brazilian real of 1%, 5%, and 6%, respectively.
There was a $156 million favorable impact to our cash balances in the first half of fiscal 2010 predominantly due to the weakening of the U.S. dollar against the euro, the Australian dollar, the British pound and the Brazilian real of 10%, 27%, 11% and 31%, respectively.
CRITICAL ACCOUNTING POLICIES AND BUSINESS PRACTICES
The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. Our estimates form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in our 2010 Form 10-K under Management’s Discussion and Analysis of Financial Condition and Results of Operations. We believe that at September 30, 2010, there has been no material change to this information.

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
Item 1A. RISK FACTORS
Current and potential stockholders should consider carefully the risk factors described in more detail in our 2010 Form 10-K. We believe that as of September 30, 2010, there has been no material change to this information. Any of these factors, or others, many of which are beyond our control, could materially adversely affect our business, financial condition, operating results, cash flow and stock price.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth, for the months indicated, our purchases of common stock in the second quarter of fiscal year 2011:
ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate
			Total Number	Dollar Value of
			of Shares	Shares that
			Purchased as	May Yet Be
	Total Number	Average	Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans
Period	Purchased	per Share	or Programs	or Programs
	(dollars in thousands, except per share amounts)
July 1, 2010 — July 31, 2010	1,775,000	$18.99	1,775,000	$426,157
August 1, 2010 - August 31, 2010	2,247,100	$18.75	2,247,100	$384,024
September 1, 2010 - September 30, 2010	999,824	$19.28	999,824	$364,751

Total	5,021,924		5,021,924

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
Under the new program, we have repurchased approximately 7.1 million shares of our common stock for approximately $136 million as of September 30, 2010.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. REMOVED AND RESERVED
Item 5. OTHER INFORMATION
None.

Item 6. EXHIBITS
Regulation S-K
Exhibit Number

3.1	Amended and Restated Certificate of Incorporation.	Previously filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K dated March 6, 2006.**

3.2	By-Laws of the Company, as amended.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 23, 2007.**

10.1*	Summary description of Director compensation.	Filed herewith.

10.2*	CA, Inc. 2003 Compensation Plan for Non-Employee Directors (Amended and Restated dated July 28, 2010).	Filed herewith.

10.3*	Schedules A, B, and C (as amended) to CA, Inc. Change in Control Severance Policy.	Filed herewith.

12.1	Statement of Ratio of Earnings to Fixed Charges	Filed herewith.

15	Accountants’ acknowledgment letter.	Filed herewith.

31.1	Certification of the Principal Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101	The following financial statements from CA, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, formatted in XBRL (eXtensible Business Reporting Language):	Furnished herewith.

(i) Unaudited Condensed Consolidated Balance Sheets — September 30, 2010 and March 31, 2010.

(ii) Unaudited Condensed Consolidated Statements of Operations — Three and Six Months Ended September 30, 2010 and 2009.

(iii) Unaudited Condensed Consolidated Statements of Cash Flows — Six Months Ended September 30, 2010 and 2009.

(iv) Notes to unaudited Condensed Consolidated Financial Statements — September 30, 2010.

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
Dated: October 22, 2010