Form 10-Q
period 2010-12-31
CA, INC.
filed 2011-01-26
CIK 356028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding

Common Stock	as of January 18, 2011
par value $0.10 per share	510,053,016

CA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
CA, Inc.:
We have reviewed the condensed consolidated balance sheet of CA, Inc. and subsidiaries as of December 31, 2010, the related condensed consolidated statements of operations for the three-month and nine-month periods ended December 31, 2010 and 2009, and the related condensed consolidated statements of cash flows for the nine-month periods ended December 31, 2010 and 2009. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
/s/ KPMG LLP
New York, New York
January 26, 2011

Item 1.
CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except share and per share amounts)

	December 31,	March 31,
	2010	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,518	$2,583
Marketable securities — current	59	—
Trade and installment accounts receivable, net	866	931
Deferred income taxes — current	194	360
Other current assets	159	116

TOTAL CURRENT ASSETS	3,796	3,990
Marketable securities — noncurrent	108	—
Installment accounts receivable, due after one year, net	—	46
Property and equipment, net of accumulated depreciation of $711 and $630, respectively	439	452
Goodwill	5,742	5,667
Capitalized software and other intangible assets, net	1,299	1,150
Deferred income taxes — noncurrent	309	355
Other noncurrent assets, net	198	178

TOTAL ASSETS	$11,891	$11,838

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt and loans payable	$16	$15
Accounts payable	81	81
Accrued salaries, wages and commissions	256	348
Accrued expenses and other current liabilities	358	425
Deferred revenue (billed or collected) — current	2,342	2,555
Taxes payable, other than income taxes payable — current	82	82
Federal, state and foreign income taxes payable — current	25	31
Deferred income taxes — current	53	51

TOTAL CURRENT LIABILITIES	3,213	3,588
Long-term debt, net of current portion	1,539	1,530
Federal, state and foreign income taxes payable — noncurrent	387	400
Deferred income taxes — noncurrent	143	134
Deferred revenue (billed or collected) — noncurrent	995	1,068
Other noncurrent liabilities	149	135

TOTAL LIABILITIES	6,426	6,855

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 10,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock, $0.10 par value, 1,100,000,000 shares authorized; 589,695,081 and 589,695,081 shares issued; 504,092,317 and 509,469,998 shares outstanding, respectively	59	59
Additional paid-in capital	3,598	3,657
Retained earnings	3,938	3,361
Accumulated other comprehensive loss	(79)	(130)
Treasury stock, at cost, 85,602,764 shares and 80,225,083 shares, respectively	(2,051)	(1,964)

TOTAL STOCKHOLDERS’ EQUITY	5,465	4,983

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,891	$11,838

See accompanying Notes to the Condensed Consolidated Financial Statements.

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except per share amounts)

	For the Three		For the Nine
	Months Ended		Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
REVENUE
Subscription and maintenance revenue	$995	$995	$2,917	$2,905
Professional services	88	73	245	213
Software fees and other	82	54	204	115

TOTAL REVENUE	1,165	1,122	3,366	3,233

EXPENSES
Costs of licensing and maintenance	82	73	233	211
Costs of professional services	77	66	223	191
Amortization of capitalized software costs	52	34	145	101
Selling and marketing	348	315	955	879
General and administrative	114	129	344	358
Product development and enhancements	110	117	363	348
Depreciation and amortization of other intangible assets	47	39	136	116
Other expenses (gains), net	5	(3)	9	11
Restructuring and other	(8)	2	(11)	4

TOTAL EXPENSES BEFORE INTEREST AND INCOME TAXES	827	772	2,397	2,219

Income from continuing operations before interest and income taxes	338	350	969	1,014
Interest expense, net	10	23	35	62

Income from continuing operations before income taxes	328	327	934	952
Income tax expense	128	71	289	283

INCOME FROM CONTINUING OPERATIONS	200	256	645	669

Income (loss) from discontinued operations, net of income taxes	—	1	(6)	1

NET INCOME	$200	$257	$639	$670

BASIC INCOME (LOSS) PER SHARE

Income from continuing operations	$0.39	$0.49	$1.26	$1.28
Loss from discontinued operations	—	—	(0.01)	—

Net income	$0.39	$0.49	$1.25	$1.28

Basic weighted average shares used in computation	505	515	507	516

DILUTED INCOME (LOSS) PER SHARE

Income from continuing operations	$0.39	$0.49	$1.25	$1.27
Loss from discontinued operations	—	—	(0.01)	—

Net income	$0.39	$0.49	$1.24	$1.27

Diluted weighted average shares used in computation	506	535	508	539
See accompanying Notes to the Condensed Consolidated Financial Statements.

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	For the Nine Months
	Ended December 31,
	2010	2009
OPERATING ACTIVITIES:
Net income	$639	$670
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	281	220
Provision for deferred income taxes	187	52
Provision for bad debts	5	3
Share-based compensation expense	61	75
Amortization of discount on convertible debt	—	29
Asset impairments and other non-cash activities	—	3
Foreign currency transaction losses (gains)	3	(3)
Changes in other operating assets and liabilities, net of effect of acquisitions:
Decrease in trade and current installment accounts receivable, net	112	13
Decrease in deferred revenue	(304)	(266)
(Decrease) increase in taxes payable, net	(82)	14
Decrease in accounts payable, accrued expenses and other	(18)	(39)
Decrease in accrued salaries, wages and commissions	(56)	(2)
Decrease in restructuring liabilities	(56)	(40)
Changes in other operating assets and liabilities	(29)	(5)

NET CASH PROVIDED BY OPERATING ACTIVITIES	743	724
INVESTING ACTIVITIES:
Acquisitions of businesses, net of cash acquired, and purchased software	(252)	(203)
Purchases of property and equipment	(73)	(57)
Cash proceeds from divestiture of assets	29	—
Capitalized software development costs	(116)	(133)
Purchases of marketable securities	(168)	—
Other investing activities	(17)	(3)

NET CASH USED IN INVESTING ACTIVITIES	(597)	(396)
FINANCING ACTIVITIES:
Dividends paid	(61)	(63)
Purchases of common stock	(188)	(90)
Debt repayments	(9)	(1,203)
Debt borrowings	—	744
Debt issuance costs	—	(6)
Proceeds from call spread option	—	55
Exercise of common stock options and other	7	6

NET CASH USED IN FINANCING ACTIVITIES	(251)	(557)

DECREASE IN CASH AND CASH EQUIVALENTS BEFORE EFFECT OF EXCHANGE RATE CHANGES ON CASH	(105)	(229)

Effect of exchange rate changes on cash	40	141

DECREASE IN CASH AND CASH EQUIVALENTS	(65)	(88)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,583	2,712

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,518	$2,624

See accompanying Notes to the Condensed Consolidated Financial Statements.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
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
Operating results for the three and nine months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011.
Divestitures:
In June 2010, the Company sold its Information Governance business to Autonomy Corporation plc (Autonomy). The results of operations and loss on discontinued operations associated with this business have been presented as discontinued operations in the accompanying Condensed Consolidated Statements of Operations for the nine months ended December 31, 2010 and for the three and nine months ended December 31, 2009. The effects of the discontinued operations were considered immaterial to the Company’s Condensed Consolidated Balance Sheet at March 31, 2010 and Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2010 and 2009. See Note N, “Discontinued Operations,” for additional information.
In September 2010, the Company sold an equity investment and recognized a gain of approximately $10 million, which is included in “Other expenses (gains), net” in the Company’s Condensed Consolidated Statements of Operations for the nine months ended December 31, 2010.
Cash Dividends:
The Company’s Board of Directors declared the following dividends during the nine months ended December 31, 2010 and 2009:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
			(in millions)
Nine Months Ended December 31, 2010:
May 12, 2010	$0.04	May 31, 2010	$21	June 16, 2010
July 28, 2010	$0.04	August 9, 2010	$20	August 19, 2010
December 2, 2010	$0.04	December 13, 2010	$20	December 22, 2010
Nine Months Ended December 31, 2009:
May 20, 2009	$0.04	May 31, 2009	$21	June 16, 2009
July 29, 2009	$0.04	August 10, 2009	$21	August 19, 2009
November 5, 2009	$0.04	November 17, 2009	$21	November 30, 2009

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(unaudited)
Cash and Cash Equivalents:
The Company’s cash and cash equivalents are held in numerous locations throughout the world, with approximately 52% being held outside the United States by the Company’s foreign subsidiaries at December 31, 2010.
Marketable Securities:
All marketable securities are classified as available-for-sale securities and are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive income until realized. Premiums and discounts on debt securities recorded at the date of purchase are recognized in “Interest expense, net” using the effective interest method. Realized gains and losses on sales of all such investments are reported in “Interest expense, net” and are computed using the specific identification cost method.
For marketable securities in an unrealized loss position, the Company is required to assess whether it intends to sell the security or will more likely than not be required to sell the security before the recovery of its amortized cost basis less any current-period credit loss. If either of these conditions is met, an other-than-temporary impairment on the security is recognized in “Interest expense, net” equal to the entire difference between its fair value and amortized cost basis. See Note E, “Marketable Securities” for additional information.
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
Stock Repurchases:
In April 2010, the Company completed the $250 million stock repurchase program authorized by its Board of Directors on October 29, 2008 by repurchasing approximately 0.8 million shares of its common stock for approximately $19 million. On May 12, 2010, the Company’s Board of Directors approved a new stock repurchase program that authorizes the Company to acquire up to $500 million of its common stock. Under the new program, the Company has repurchased approximately 8.5 million shares of its common stock for approximately $170 million as of December 31, 2010.
Statements of Cash Flows:
For the nine months ended December 31, 2010 and 2009, interest payments were approximately $67 million and $60 million, respectively, and taxes paid were approximately $161 million and $197 million, respectively.
Non-cash financing activities for the nine months ended December 31, 2010 and 2009 consisted of treasury shares issued in connection with the following: share-based incentive awards granted under the Company’s equity compensation plans of approximately $63 million (net of approximately $27 million of taxes withheld) and $63 million (net of approximately $22 million of taxes withheld), respectively; and discretionary stock contributions to the CA, Inc. Savings Harvest Plan of approximately $25 million and $24 million, respectively. Non-cash financing activities for the nine months ended December 31, 2009 included approximately $21 million in treasury common shares issued in connection with the Company’s Employee Stock Purchase Plan. The Company discontinued its Employee Stock Purchase Plan on June 30, 2009.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(unaudited)
NOTE B — COMPREHENSIVE INCOME
Comprehensive income includes net income, unrealized gains on cash flow hedges, unrealized gains and losses on marketable securities and foreign currency translation adjustments. The components of comprehensive income for the three and nine months ended December 31, 2010 and 2009 are as follows:

	Three Months		Nine Months
	Ended December 31,		Ended December 31,
	2010	2009	2010	2009
	(in millions)
Net income	$200	$257	$639	$670
Net unrealized gain on cash flow hedges, net of tax	—	1	2	2
Unrealized gain/(loss) on marketable securities, net of tax(1)	—	—	—	—
Foreign currency translation adjustments	9	(3)	49	70

Total comprehensive income	$209	$255	$690	$742

(1)	Less than $1 million.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(unaudited)
NOTE C — INCOME FROM CONTINUING OPERATIONS PER COMMON SHARE
Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of net income per share under the two-class method. Under the two-class method, net income is reduced by the amount of dividends declared in the period for each class of common stock and participating securities. The remaining undistributed income is then allocated to common stock and participating securities as if all of the net income for the period had been distributed. Basic net income per common share excludes dilution and is calculated by dividing net income allocable to common shares by the weighted-average number of common shares outstanding for the period. Diluted net income per common share is calculated by dividing net income allocable to common shares by the weighted-average number of common shares as of the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards and convertible notes. The following table reconciles net income per common share for the three and nine months ended December 31, 2010 and 2009.

	Three		Nine
	Months Ended		Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
	(in millions, except per share amounts)
Basic income from continuing operations per common share:
Income from continuing operations	$200	$256	$645	$669
Less: Income from continuing operations allocable to participating securities	(2)	(3)	(8)	(7)

Income from continuing operations allocable to common shares	$198	$253	$637	$662

Weighted-average common shares outstanding	505	515	507	516
Basic income from continuing operations per common share	$0.39	$0.49	$1.26	$1.28

Diluted income from continuing operations per common share:
Income from continuing operations	$200	$256	$645	$669
Add: Interest expense associated with Convertible Senior Notes, net of tax	—	7	—	22
Less: Income from continuing operations allocable to participating securities	(2)	(3)	(8)	(7)

Income from continuing operations allocable to common shares	$198	$260	$637	$684

Weighted average shares outstanding and common share equivalents
Weighted average common shares outstanding	505	515	507	516
Weighted average shares outstanding upon conversion of Convertible Senior Notes	—	18	—	21
Weighted average effect of share-based payment awards	1	2	1	2

Denominator in calculation of diluted income per share	506	535	508	539

Diluted income from continuing operations per common share	$0.39	$0.49	$1.25	$1.27
For the three months ended December 31, 2010 and 2009, respectively, approximately 5 million and 8 million restricted stock awards and options to purchase common stock were excluded from the calculation because their effect on income per share was anti-dilutive during the respective periods.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(unaudited)
For the nine months ended December 31, 2010 and 2009, respectively, approximately 8 million and 12 million restricted stock awards and options to purchase common stock were excluded from the calculation because their effect on income per share was anti-dilutive during the respective periods.
Weighted average restricted stock awards of 6 million and 6 million common shares for both the three months and nine months ended December 31, 2010 and 2009 were considered participating securities in the allocation of net income available to common shareholders used in the computation of earnings per share.
NOTE D — ACCOUNTING FOR SHARE-BASED COMPENSATION
The Company recognized share-based compensation in the following line items on the Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months			Nine Months
	Ended December 31,			Ended December 31,
	2010	2009		2010	2009
	(in millions)
Costs of licensing and maintenance	$1	$—	(1)	$3	$2
Costs of professional services	1	1		3	2
Selling and marketing	8	8		23	25
General and administrative	7	7		17	29
Product development and enhancements	4	6		15	17

Share-based compensation expense before tax	21	22		61	75
Income tax benefit	(7)	(8)		(20)	(26)

Net share-based compensation expense	$14	$14		$41	$49

(1)	Less than $1 million.
There were no capitalized share-based compensation costs for the three and nine months ended December 31, 2010 or 2009.
The following table summarizes information about unrecognized share-based compensation costs as of December 31, 2010:

		Weighted
	Unrecognized	Average Period
	Compensation	Expected to be
	Costs	Recognized
	(in millions)	(in years)
Stock option awards	$4	2.5
Restricted stock units	13	2.1
Restricted stock awards	63	1.9
Performance share units	31	2.6

Total unrecognized share-based compensation costs	$111	2.1

The value of performance share unit (PSU) awards is determined using the closing price of the Company’s common stock on the last trading day of the quarter until the PSUs are granted. Compensation costs for the PSUs are amortized over the requisite service periods based on the expected level of achievement of the performance targets. At the conclusion of the performance periods for the PSUs, the applicable number of shares of restricted stock awards (RSAs), restricted stock units (RSUs) or unrestricted shares granted may vary based upon the level of achievement of the performance targets and the approval of the Company’s Compensation and Human Resources Committee (who may reduce any award for any reason in their discretion).
For the nine months ended December 31, 2010, the Company issued options for approximately 1.2 million shares of common stock. The weighted average fair value and assumptions used for these options were: weighted average fair value, $5.55; dividend yield, 0.83%; expected volatility factor, 0.34; risk-free interest rate, 1.8%; and expected term, 4.5 years.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(unaudited)
The table below summarizes all of the RSUs and RSAs, including PSU grants made pursuant to the long-term incentive plans discussed above, granted during the three and nine months ended December 31, 2010 and 2009:

	Three Months				Nine Months
	Ended December 31,				Ended December 31,
	2010		2009		2010	2009
	(shares in millions)
RSUs
Shares	—	(1)	—	(1)	0.6	0.6

Weighted Avg. Grant Date Fair Value (2)	$21.69		$22.58		$21.30	$17.52
RSAs
Shares	—	(1)	0.1		4.7	4.3

Weighted Avg. Grant Date Fair Value (3)	$22.19		$21.82		$21.39	$18.43

(1)	Less than 0.1 million.

(2)	The fair value is based on the quoted market value of the Company’s common stock on the grant date reduced by the present value of dividends expected to be paid on the Company’s common stock prior to vesting of the RSUs, which is calculated using a risk free interest rate.

(3)	The fair value is based on the quoted market value of the Company’s common stock on the grant date.
NOTE E — MARKETABLE SECURITIES
At December 31, 2010 available-for-sale securities consisted of the following:

	December 31, 2010
	(in millions)
	Aggregate	Gross	Gross
	Cost	Unrealized	Unrealized	Aggregate
	Basis	Gains	Losses	Fair Value
U.S. treasury and agency securities	$24	$—	$—	$24
Municipal securities	1	—	—	1
Corporate debt securities	142	—	—	142
Equity securities	1	—	(1)	—

	$168	$—	$(1)	$167

At December 31, 2010, the Company did not have any debt securities that were in a continuous unrealized loss position for greater than twelve months.
At March 31, 2010, the Company had less than $1 million of marketable securities.
At December 31, 2010, approximately $59 million of marketable securities had scheduled maturities of less than one year. At December 31, 2010, approximately $108 million of marketable securities have maturities of greater than one year, but do not exceed three years.
Proceeds from the sale of marketable securities, realized gains and realized losses were less than $1 million for the three and nine months ended December 31, 2010 and 2009.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(unaudited)
NOTE F — TRADE AND INSTALLMENT ACCOUNTS RECEIVABLE
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

	December 31,	March 31,
	2010	2010
	(in millions)
Current:
Accounts receivable — billed	$740	$768
Accounts receivable — unbilled	83	72
Other receivables	20	26
Unbilled amounts due within the next 12 months — prior business model	47	93
Less: Allowance for doubtful accounts	(23)	(24)
Less: Unamortized discounts	(1)	(4)

Trade and installment accounts receivable, net	$866	$931

Noncurrent:
Unbilled amounts due beyond the next 12 months — prior business model	$—	$46

Installment accounts receivable, due after one year, net	$—	$46

NOTE G — GOODWILL, CAPITALIZED SOFTWARE AND OTHER INTANGIBLE ASSETS
The gross carrying amounts and accumulated amortization for capitalized software and other intangible assets at December 31, 2010 were approximately $7,359 million and $6,060 million, respectively. These amounts include fully amortized intangible assets of approximately $5,274 million, composed of purchased software of approximately $4,656 million, internally developed software of approximately $498 million and other identified intangible assets subject to amortization of approximately $120 million. The remaining gross carrying amounts and accumulated amortization for capitalized software and other intangible assets that are not fully amortized are as follows:

	At December 31, 2010
	Gross
	Amortizable	Accumulated	Net
	Assets	Amortization	Assets
	(in millions)
Purchased software products	$772	$179	$593
Capitalized development cost and other intangibles:
Internally developed software products	649	187	462
Other identified intangible assets subject to amortization	650	420	230
Other identified intangible assets not subject to amortization	14	—	14

Total capitalized software and other intangible assets	$2,085	$786	$1,299

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(unaudited)
Based on the capitalized software and other intangible assets recorded through December 31, 2010, the annual amortization expense over the next five fiscal years is expected to be as follows:

	Year Ended March 31,
	2011	2012	2013	2014	2015
	(in millions)
Capitalized software:
Purchased	$89	$85	$79	$71	$60
Internally developed	103	118	110	92	66
Other identified intangible assets subject to amortization	72	55	46	42	37

Total	$264	$258	$235	$205	$163

For the nine months ended December 31, 2010, goodwill activity was as follows:

Amounts
(in millions)
Balance at March 31, 2010	$5,667
Revisions to purchase price allocation of prior year acquisitions	(59)

Balance at March 31, 2010 as revised	$5,608
Amounts allocated to loss on discontinued operations	(11)
Current year acquisitions	137
Foreign currency translation adjustment	8

Balance at December 31, 2010	$5,742

NOTE H — DERIVATIVES AND FAIR VALUE MEASUREMENTS
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
Interest rate swaps: During the first nine months of fiscal year 2011, the Company entered into interest rate swaps with a total notional value of $200 million to swap a total of $200 million of its 6.125% Senior Notes due December 2014 into floating interest rate debt through December 1, 2014. As a result, the Company has interest rate swaps with a total notional value of $500 million to swap a total of $500 million of its 6.125% Senior Notes due December 2014 into floating interest rate debt through December 1, 2014. These swaps are designated as fair value hedges and are being accounted for in accordance with the shortcut method of FASB ASC Topic 815.
As of December 31, 2010, the fair value of these derivatives was approximately $19 million, of which approximately $12 million is included in “Other current assets” and approximately $7 million is included in “Other noncurrent assets, net” in the Company’s Condensed Consolidated Balance Sheet. As of March 31, 2010, the fair value of these derivatives was approximately $1 million and is included in “Other current assets” in the Company’s Condensed Consolidated Balance Sheet.
During fiscal year 2009, the Company entered into separate interest rate swaps with a total notional value of $250 million to hedge a portion of its variable interest rate payments. These derivatives were designated as cash flow hedges and matured in October 2010.
The effective portion of these cash flow hedges was recorded as “Accumulated other comprehensive loss” in the Company’s Condensed Consolidated Balance Sheets and was reclassified into “Interest expense, net,” in the Company’s Condensed Consolidated Statements of Operations in the same period during which the hedged transaction affected earnings. Any ineffective portion of the cash flow hedges would

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(unaudited)
have been recorded immediately to “Interest expense, net”; however, no ineffectiveness existed for the periods ended December 31, 2010 and 2009.
Foreign currency contracts: The Company enters into foreign currency option and forward contracts to manage foreign currency risks. The Company has not designated its foreign exchange derivatives as hedges. Accordingly, changes in fair value from these contracts are recorded as “Other expenses (gains), net” in the Company’s Condensed Consolidated Statements of Operations. As of December 31, 2010, foreign currency contracts outstanding consisted of purchase and sales contracts with a total notional value of approximately $470 million, and durations of less than three months. The net fair value of these contracts at December 31, 2010 was approximately $2 million, of which approximately $8 million is included in “Other current assets” and approximately $6 million is included in “Accrued expenses and other current liabilities” in the Company’s Condensed Consolidated Balance Sheet.
A summary of the effect of the interest rate and foreign exchange derivatives on the Company’s Condensed Consolidated Statements of Operations is as follows:

	Amount of Net (Gain)/Loss Recognized in
	the Condensed Consolidated Statements of Operations
	(in millions)
	Three Months Ended	Three Months Ended
Location of Amounts Recognized	December 31, 2010	December 31, 2009

Interest expense, net — interest rate swaps designated as cash flow hedges	$1	$2
Interest expense, net — interest rate swaps designated as fair value hedges	$(3)	$—
Other expenses (gains), net — foreign currency contracts	$1	$—

	Amount of Net (Gain)/Loss Recognized in the
	Condensed Consolidated Statements of
	Operations
	(in millions)
	Nine Months Ended	Nine Months Ended
Location of Amounts Recognized	December 31, 2010	December 31, 2009

Interest expense, net — interest rate swaps designated as cash flow hedges	$4	$5
Interest expense, net — interest rate swaps designated as fair value hedges	$(9)	$—
Other expenses (gains), net — foreign currency contracts	$9	$25
The amount of loss reclassified from “Accumulated other comprehensive income” into “Interest expense, net” in the Company’s Condensed Consolidated Statements of Operations was less than $1 million and approximately $4 million for the three and nine months ended December 31, 2010, respectively.
The Company is party to collateral security arrangements with most of its major counterparties. These arrangements require the Company to hold or post collateral when the derivative fair values exceed contractually established thresholds. The aggregate fair value of all derivative instruments under these collateralized arrangements were in a net asset position at December 31, 2010 and therefore the Company posted no

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(unaudited)
collateral. Under these agreements, if the Company’s credit ratings had been downgraded one rating level, the Company would still not have been required to post collateral.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(unaudited)
Items Measured at Fair Value on a Recurring Basis
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31 and March 31, 2010.

	Fair Value Measurement at Reporting Date Using
	(in millions)
		Quoted Prices in
		Active Markets for	Significant Other
	Estimated Fair	Identical Assets	Observable Inputs
Description	Value	(Level 1)(1)	(Level 2)(2)

At December 31, 2010
Assets:
Money markets (3)	$1,612	$1,612	$—
Marketable securities(4)	167	—	167
Foreign exchange derivatives not designated as hedges	8	—	8
Interest rate derivatives designated as fair value hedges(5)	19	—	19

Total Assets	$1,806	$1,612	$194

Liabilities:
Foreign exchange derivatives not designated as hedges	$6	$—	$6

Total Liabilities	$6	$—	$6

At March 31, 2010
Assets:
Money markets(6)	$1,805	$1,805	$—
Interest rate derivatives designated as fair value hedges(5)	1	—	1

Total Assets	$1,806	$1,805	$1

Liabilities:
Interest rate derivatives designated as cash flow hedges	$4	$—	$4

Total Liabilities	$4	$—	$4

(1)	Level 1 is defined as quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities.

(2)	Level 2 is defined as quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly.

(3)	At December 31, 2010, the Company had approximately $1,562 million and $50 million of investments in money market funds classified as “Cash and cash equivalents” and “Other noncurrent assets, net” for restricted cash amounts, respectively, in its Condensed Consolidated Balance Sheet.

(4)	See Note E, “Marketable Securities” for additional information.

(5)	Excludes accrued interest.

(6)	At March 31, 2010, the Company had approximately $1,755 million and $50 million of investments in money market funds classified as “Cash and cash equivalents” and “Other noncurrent assets, net” for restricted cash amounts, respectively, in its Condensed Consolidated Balance Sheet.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(unaudited)

At December 31 and March 31, 2010, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis at December 31, 2010:

	At December 31, 2010
	(in millions)
	Carrying Value	Estimated Fair Value
Liabilities:
Total debt (1)	$1,555	$1,615
Facilities abandonment reserve (2)	$54	$59

(1)	Estimated fair value of total debt was based on quoted prices for similar liabilities for which significant inputs are observable except for certain long-term lease obligations, for which fair value approximates carrying value.

(2)	Estimated fair value for the facilities abandonment reserve was determined using the Company’s current incremental borrowing rate. The facilities abandonment reserve includes approximately $17 million in “Accrued expenses and other current liabilities” and approximately $37 million in “Other noncurrent liabilities” on the Company’s Condensed Consolidated Balance Sheet.
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis at March 31, 2010:

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
The carrying values of financial instruments classified as current assets and current liabilities, such as cash and cash equivalents, accounts payable, accrued expenses, and short-term debt, approximate fair value due to the short-term maturity of the instruments. The fair values of total debt, including current maturities, have been based on quoted market prices.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(unaudited)
NOTE I — RESTRUCTURING
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
For the nine months ended December 31, 2010, restructuring activity under the Fiscal 2010 plan was as follows:

		Facilities
	Severance	Abandonment
	(in millions)
Accrued balance at March 31, 2010	$46	$2
Changes in estimate	(3)	—
Payments	(34)	—
Accretion and other	(1)	—

Accrued balance at December 31, 2010	$8	$2

The liability balance for the severance portion of the remaining reserve is included in the “Accrued salaries, wages and commissions” line item on the Company’s Condensed Consolidated Balance Sheet.
Fiscal 2007 restructuring plan: In August 2006, the Company announced the fiscal 2007 restructuring plan (Fiscal 2007 Plan) to improve the Company’s expense structure. The Fiscal 2007 Plan’s objectives included a workforce reduction, global facilities consolidations and other cost reduction initiatives. The Company has recognized substantially all of the costs associated with the Fiscal 2007 Plan.
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
For the nine months ended December 31, 2010, restructuring activity under the Fiscal 2007 Plan was as follows:

		Facilities
	Severance	Abandonment
	(in millions)
Accrued balance at March 31, 2010	$8	$60
Changes in estimate	1	1
Payments	(4)	(14)
Accretion and other	—	1

Accrued balance at December 31, 2010	$5	$48

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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(unaudited)
NOTE J — INCOME TAXES
Income tax expense for the three and nine months ended December 31, 2010 was $128 million and $289 million, respectively, compared with the three and nine months ended December 31, 2009 of $71 million and $283 million, respectively.
For the three and nine months ended December 31, 2010, the Company recognized a net tax expense of approximately $26 million and a net tax benefit of approximately $10 million, respectively, resulting primarily from refinements of tax positions taken in prior periods, assertion of affirmative claims in the context of tax audits, the resolutions and accruals of uncertain tax positions relating to non-U.S. jurisdictions and the retroactive reinstatement in December 2010 of the research and development tax credit in the U.S. For the three and nine months ended December 31, 2009, the Company’s income tax provision included net benefits of approximately $23 million and $30 million, respectively, resulting from reconciliations of tax returns to tax provisions, the resolution of uncertain tax positions relating to non-U.S. jurisdictions and refinements of estimates ascribed to tax positions taken in prior periods relating to the Company’s international tax profile.
Additions and reductions to the liability for uncertain tax positions in the nine months ended December 31, 2010 were approximately $205 million and $61 million, respectively, which are primarily comprised of additions for uncertain tax positions related to the current and prior year, and reductions for prior year tax positions arising from settlement payments and statute of limitations expirations.
The Company’s effective tax rate, excluding the impact of discrete items, for the nine months ended December 31, 2010 and December 31, 2009 was 32.0% and 31.9%, respectively. Changes in the anticipated results of the Company’s international operations, the outcome of tax audits and any other changes in potential tax liabilities may result in additional tax expense or benefit in future periods, which are not considered in the Company’s estimated annual effective tax rate. The Company does not currently view any such items as individually material to the results of the Company’s operations or financial position. However, the impact of such items may yield additional tax expense in the fourth quarter of fiscal year 2011 and future periods and the Company is anticipating a fiscal year 2011 effective tax rate of approximately 32% to 33%.
NOTE K — COMMITMENTS AND CONTINGENCIES
Certain legal proceedings in which the Company is involved are discussed in Note 9, “Commitments and Contingencies,” in the Notes to the Consolidated Financial Statements included in the Company’s 2010 Form 10-K. The following discussion should be read in conjunction with those financial statements.
Stockholder Derivative Litigation
In June and July 2004, three purported derivative actions were filed in the United States District Court for the Eastern District of New York (the Federal Court), which were consolidated in November 2004 into Computer Associates International, Inc., Derivative Litigation , No. 04 Civ. 2697 (E.D.N.Y.) (the Derivative Action). The derivative plaintiffs filed a consolidated amended complaint (the Consolidated Complaint) on January 7, 2005. The Consolidated Complaint sought relief against certain current or former employees and/or directors and outside auditors of the Company based on a variety of claims. The Company was named as a nominal defendant.
On February 1, 2005, the Company established a Special Litigation Committee of members of its Board of Directors who were independent of the defendants to, among other things, control and determine the Company’s response to the Derivative Action. The Special Litigation Committee and the Company served motions seeking to dismiss and realign the claims and parties in accordance with the Special Litigation Committee’s recommendations. By an Order dated September 29, 2010, the Federal Court granted the Company’s motion in all respects, granting relief including the following: (1) dismissing the claims against current and former Company directors Kenneth Cron, Alfonse D’Amato, William de Vogel, Gary Fernandes, Richard Grasso, Robert E. La Blanc, Jay W. Lorsch, Roel Pieper, Lewis Ranieri and Walter P. Schuetze and Ernst & Young LLP, KPMG LLP and Michael A. McElroy; and (2) realigning the Company as plaintiff with respect to certain of the claims against Charles Wang, Peter Schwartz, Russell Artzt, David Kaplan, Sanjay Kumar, Charles McWade, Stephen Richards, David Rivard, Lloyd Silverstein, Steven Woghin and Ira Zar (the realigned defendants). The Company has

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(unaudited)
settled with all realigned defendants other than Messrs. Wang and Schwartz against whom an amended complaint was filed on December 23, 2010 seeking compensatory and punitive damages for (1) breach of fiduciary duty; (2) restitution and unjust enrichment; (3) fraud; and (4) other related actions.
During the three months ended December 31, 2010, the Company received approximately $10 million in connection with one-time litigation settlements associated with the above derivative litigation. The settlements received were recorded in the “Restructuring and other” line of the Condensed Consolidated Statements of Operations.
Other Civil Actions
In April 2010, a lawsuit captioned Stragent, LLC et ano. v. Amazon.com, Inc., et al. was filed in the United States District Court for the Eastern District of Texas against the Company and five other defendants. The complaint alleges, among other things, that Company technology, including the 2E product, infringes a patent assigned to plaintiff SeeSaw Foundation and licensed to plaintiff Stragent LLC, entitled “Method of Providing Data Dictionary-Driven Web-Based Database Applications,” U.S. Patent No. 6,832,226. The complaint seeks monetary damages and interest in an undisclosed amount, and costs, based upon plaintiffs’ patent infringement claims. In May 2010, the Company filed an answer and counterclaims that, among other things, dispute the plaintiffs’ claims and seek a declaratory judgment that the Company does not infringe the patent-in-suit and that the patent is invalid. The parties are engaged in discovery. During discovery, plaintiffs identified the Company’s ERwin Data Modeler, Gen and Plex products as allegedly infringing the patent-in-suit. Although the timing and ultimate outcome cannot be determined, the Company believes that the plaintiffs’ claims are unfounded and that the Company has meritorious defenses.
In September 2010, a lawsuit captioned Uniloc USA, Inc. et ano. v. National Instruments Corp., et al. was filed in the United States District Court for the Eastern District of Texas against the Company and 10 other defendants. The complaint alleges, among other things, that Company technology, including Internet Security Suite Plus 2010, infringes a patent licensed to plaintiff Uniloc USA, Inc., entitled “System for Software Registration,” U.S. Patent No. 5,490,216. The complaint seeks monetary damages and interest in an undisclosed amount, a temporary, preliminary and permanent injunction against alleged acts of infringement, attorneys’ fees and costs, based upon the plaintiffs’ patent infringement claims. In November 2010, the Company filed an answer that, among other things, disputes the plaintiffs’ claims and seeks a declaratory judgment that the Company does not infringe the patent-in-suit and that the patent is invalid. To date, no discovery has commenced in this action. Although the timing and ultimate outcome cannot be determined, the Company believes that the plaintiffs’ claims are unfounded and that the Company has meritorious defenses.
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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(unaudited)
NOTE L — DEFERRED REVENUE
The components of “Deferred revenue (billed or collected) — current” and “Deferred revenue (billed or collected) — noncurrent” as of December 31, 2010 and March 31, 2010 are as follows:

	December 31,	March 31,
	2010	2010
	(in millions)
Current:
Subscription and maintenance	$2,195	$2,389
Professional services	139	151
Financing obligations and other	8	15

Total deferred revenue (billed or collected) — current	2,342	2,555

Noncurrent:
Subscription and maintenance	968	1,042
Professional services	24	24
Financing obligations and other	3	2

Total deferred revenue (billed or collected) — noncurrent	995	1,068

Total deferred revenue (billed or collected)	$3,337	$3,623

NOTE M — ACQUISITIONS
During the third quarter of fiscal year 2011, the Company acquired 100% of the voting equity interests of Arcot Systems, Inc. (Arcot), a privately held provider of authentication and fraud prevention solutions through on-premises software or cloud services. The acquisition of Arcot adds technology for fraud prevention and authentication to the Company’s Identity and Access Management offerings. The purchase price of the acquisition was approximately $197 million.
The total purchase price was allocated to net tangible and intangible assets and liabilities based upon their estimated fair values as of October 4, 2010. The allocation of purchase price to acquired identifiable assets, including intangible assets, is preliminary because the Company has not completed its analysis of the fair value report of the acquired intangibles and the historical tax records of Arcot. The excess purchase price over the estimated value of the net tangible and identifiable intangible assets was recorded as goodwill. Goodwill recognized in the preliminary purchase price allocation includes synergies expected to be achieved through integration of the acquired technology with the Company’s existing product portfolio.
The Company’s other acquisitions during the first nine months of fiscal year 2011 were individually immaterial and had an aggregate purchase price of approximately $74 million.
The pro forma effects of the Company’s fiscal year 2011 acquisitions on revenues and results of operations for fiscal years 2011 and 2010 were considered immaterial. The fiscal year 2011 acquisitions’ effects on revenue and results of operations since the dates of acquisition were considered immaterial.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(unaudited)
The following represents the preliminary allocation of the purchase price and estimated useful lives to the acquired net assets of Arcot and the Company’s other fiscal year 2011 acquisitions:

		Other Fiscal 2011	Estimated
(dollars in millions)	Arcot	Acquisitions	Useful Life

Finite-lived intangible assets(1)	$38	$12	5-8 years
Purchased software	86	42	10 years
Goodwill	108	29	Indefinite
Deferred tax liabilities	(46)	(13)	—
Other assets net of other liabilities assumed	11	4	—

Purchase Price	$197	$74

(1)	Includes customer relationships and trade names.
Most of the goodwill is not expected to be deductible for tax purposes.
The following represents the allocation of the purchase price and estimated useful lives to the acquired net assets of Nimsoft AS (Nimsoft), 3Tera, Inc. (3Tera) and Oblicore, Inc. (Oblicore), which were acquired during fiscal year 2010. The increase in the revision of the values assigned to purchased software from the original amounts reported for fiscal year 2010 was approximately $54 million. The amortization effects were immaterial. During the first six months of fiscal year 2011, the Company finalized the purchase price allocation for 3Tera and Oblicore. The Company expects to finalize the purchase price allocation for Nimsoft in the fourth quarter of fiscal year 2011. Any revisions are not expected to be material. The purchase price allocation as of December 31, 2010 for Nimsoft, 3Tera and Oblicore is as follows:

		Estimated
(dollars in millions)	Amount	Useful Life

Finite-lived intangible assets(1)	$46	5-6 years
Purchased software	319	10 years
Goodwill	136	Indefinite
Deferred taxes, net liabilities	(30)	—
Other assets net of other liabilities assumed	2	—

Purchase Price	$473

(1)	Includes customer relationships and trade names.
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
The Company had approximately $78 million and $74 million of accrued acquisition-related liabilities as of December 31, 2010 and March 31, 2010, respectively. Approximately $73 million and $64 million of the accrued acquisition related costs at December 31, 2010 and March 31, 2010, respectively, related to purchase price amounts withheld subject to indemnification protections.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(unaudited)
NOTE N — DISCONTINUED OPERATIONS
Discontinued Operations: In June 2010, the Company sold its Information Governance business, consisting primarily of the CA Records Manager and CA Message Manager software offerings and related professional services, for approximately $19 million to Autonomy. The loss from discontinued operations of approximately $6 million included in the Company’s Condensed Consolidated Statement of Operations for the nine months ended December 31, 2010 consists of a loss from operations of approximately $1 million, net of taxes of approximately $1 million, and a loss upon disposal of approximately $5 million, inclusive of tax expense of approximately $4 million.
The Information Governance business results for the three and nine months ended December 31, 2009 consisted of revenue of $6 million and $17 million, respectively, and income from operations of $1 million in both periods.

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
A number of important factors could cause actual results or events to differ materially from those indicated by such forward-looking statements, including: the ability to achieve success in the Company’s strategy by, among other things, increasing sales in new and emerging enterprises and markets, enabling the sales force to sell new products and Software-as-a-Service offerings and improving the Company’s brand in the marketplace; global economic factors or political events beyond the Company’s control; general economic conditions, including concerns regarding a global recession and credit constraints, or unfavorable economic conditions in a particular region, industry or business sector; failure to expand channel partner programs; the ability to adequately manage and evolve financial reporting and managerial systems and processes; the ability to successfully acquire technology and software that are consistent with our strategy and to integrate acquired companies and products into existing businesses; competition in product and service offerings and pricing; the ability to retain and attract qualified key personnel; the ability to adapt to rapid technological and market changes; the ability of the Company’s products to remain compatible with ever-changing operating environments; access to software licensed from third parties, third-party code and specifications for the development of code; use of software from open source code sources; discovery of errors in the Company’s software and potential product liability claims; significant amounts of debt and possible future credit rating changes; the failure to protect the Company’s intellectual property rights and source code; fluctuations in the number, terms and duration of our license agreements as well as the timing of orders from customers and channel partners; reliance upon large transactions with customers; risks associated with sales to government customers; breaches of the Company’s software products and the Company’s and customers’ data centers and IT environments; access to third-party microcode; third-party claims of intellectual property infringement or royalty payments; fluctuations in foreign currencies; failure to successfully execute restructuring plans; successful outsourcing of various functions to third parties; potential tax liabilities; and these factors and the other factors described more fully in this Form 10-Q and the Company’s other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties occur, or should our assumptions prove incorrect, actual results may vary materially from those described in this Form 10-Q as anticipated, believed, estimated, or expected. We do not intend to update these forward-looking statements, except as otherwise required by law. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. This MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements. References in this Form 10-Q to fiscal 2011 and fiscal 2010 are to our fiscal years ending on March 31, 2011 and 2010, respectively.
OVERVIEW
We are the leading independent enterprise IT management software and service company with deep expertise across IT environments — from mainframe and distributed to virtual and cloud. We develop and deliver software and services that help organizations manage and secure their IT infrastructures and deliver more flexible IT services. This allows companies to more effectively and efficiently respond to business needs. We address virtually all of the components of the computing environment, including

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
people, information, processes, systems, networks, applications and databases, regardless of the hardware or software customers are using.
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
We are the leading independent software vendor in the mainframe space, and we continue to innovate on the platform that runs many of our largest customers’ most important applications. As the IT landscape continues to evolve, more companies are seeking to improve the efficiency and availability of their IT resources and applications through virtualization, enabling users to run multiple virtual machines on each physical machine and thereby reduce operating costs associated with physical infrastructure. Virtualization is an essential enabling technology for many of the key cloud computing attributes. The increasing adoption of virtualization and the evolution of cloud computing is leading to more complex data centers that include physical servers, virtualized servers, private cloud environments and public cloud applications. As a result of this heightened complexity, it is increasingly important for companies to have a choice of robust, heterogeneous, virtualization-specific management solutions, covering multiple management disciplines across IT environments.
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
To enable us to execute our growth strategy more effectively, we have:
•	Completed several key acquisitions since December 31, 2009 in an effort to expand our product portfolio, including Torokina Pty Ltd, Hyperformix, Inc., Arcot Systems, Inc., Nimsoft AS, 3Tera, Inc. and Oblicore, Inc.;

•	Re-branded our company; and

•	Realigned our operations with the intention of driving increased collaboration and accountability across the Company while enabling us to deliver even greater customer service and product innovation.

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
While not necessarily material to our results in a period, management also looks to the following operational priorities to get a view as to how we are executing against our growth strategy:
•	Increasing the number of freestanding sales with the introduction of new products;

•	Responding to customer demand in growth geographies and growth accounts; and

•	Continuing to align the organization to be more responsive to customer needs and emerging trends.
Increasing the number of freestanding sales with the introduction of new products. We define freestanding sales as new sales of products outside of a renewal and look at this in terms of how we engage our customers, including whether we are becoming less dependent on a renewal cycle as a compelling event to sell new products. Freestanding sales give us the opportunity to increase our share of customer spending through both cross-selling to current customers and the addition of new customers. Our success can be seen in our progress in increasing new product sales.
Responding to customer demand in growth geographies and growth accounts. We have increased our investment in growth geographies—which for us also includes Japan and Australia. Recently we brought new management talent into several key roles. While we do not expect these investments to have a material impact this fiscal year, we are encouraged by results in our growth geographies. Our Nimsoft acquisition also accelerates our ability to access both growth accounts and growth geographies through new channels, including managed service providers. In addition, we further enhanced our SaaS capabilities in growth accounts and growth geographies with our acquisition of Arcot Systems, Inc.
Continuing to align our organization to be more responsive to customer needs and emerging trends. We continue to align the organization to be more responsive to customer needs and emerging trends. This helps us drive results from both the assets we have developed and those that we have acquired. Our acquisition of Torokina Pty Ltd enhances our ability to access these emerging trends within the communication service provider market to solve the unique performance management needs for both internal IT and network operations requirements within that market.
As our growth strategy has evolved, our management also looks within bookings at total new product and capacity sales, which we define as sales of products or capacity that are new or in addition to products or capacity previously contracted for by a customer. The amount of new product and capacity sales for a period, as currently tracked by the Company, requires estimation by management and has not been historically reported. Within a given period, the amount of new product and capacity sales may not be material to the change in our total bookings or revenue compared with prior periods.
For further discussion of our business and business model, see our 2010 Form 10-K. For further discussion of our Critical Accounting Policies and Business Practices, see “Critical Accounting Policies and Business Practices.”
Executive Summary
The following is a summary of the analysis of our results contained in our Management’s Discussion and Analysis.
Total revenue backlog at December 31, 2010 of $8,015 million increased 1% compared with the balance of $7,899 million at December 31, 2009. The current portion of revenue backlog represents revenue to be recognized within the next 12 months. The current portion of revenue backlog at December 31, 2010 of $3,592 million increased by 4% compared with the balance of $3,456 million at December 31, 2009. Generally, we believe that an increase in the current portion of revenue backlog is a positive indicator of future subscription and maintenance revenue growth.
Total bookings in the third quarter of fiscal 2011 declined 6% to $1,281 million compared with $1,367 million from the year-ago period, due primarily to a decrease in license and maintenance renewal bookings. This was partially offset by favorable results for total new product and capacity sales for the quarter, which grew in low single digits year over year. Within new product and capacity sales for the third quarter

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
of fiscal 2011, the increase in new distributed products and mainframe capacity was partially offset by a decrease in new mainframe product sales. Generally, total new product and capacity sales consist of new sales of distributed products, mainframe products and capacity. Renewal bookings increased sequentially from the second quarter of fiscal 2011, which is consistent with our expectation that our renewal portfolio would increase in the second half of fiscal 2011. It is our expectation that this sequential growth will continue in the fourth quarter of fiscal 2011. As a result, we expect higher levels of bookings in the second half of fiscal 2011, compared with the first half of fiscal 2011.
Total revenue for the third quarter of fiscal 2011 was $1,165 million and grew 4%, compared with $1,122 million in the year-ago period, primarily due to growth in the U.S. revenue of $43 million or 7%. International revenue remained flat for the third quarter of fiscal 2011, compared with the third quarter of fiscal 2010. Lower revenue in Europe, Middle East and Africa (EMEA) was mostly offset by revenue growth in the Asia-Pacific-Japan (APJ) and Latin America (LA) regions. Excluding an unfavorable foreign exchange effect of $8 million, international revenue would have increased by $8 million or 2%. Our revenue growth was 2% from existing products and services and 2% from acquired technologies (which we define as technology acquired within the prior 12 months). Excluding the unfavorable foreign currency effect, our revenue growth was split 3% for existing products and services and 2% for acquired technologies. Revenue from software fees and other for the third quarter of fiscal 2011 increased by $28 million or 52% compared with the year-ago period, primarily due to revenue from the successful integration of service assurance technologies associated with one of our fiscal 2010 acquisitions into our existing product portfolio. Professional service revenues for the third quarter of fiscal 2011 increased by 21% compared with the year-ago period.
Total expense before interest and income taxes of $827 million grew 7%, compared with $772 million in the year-ago period. This increase includes a favorable foreign currency effect of $2 million. The increase was primarily the result of acquisitions during fiscal 2010, offset by a one-time $10 million benefit received from certain derivative litigation settlements. We may experience similar additional costs associated with any future acquisitions.
Income before interest and income taxes decreased $12 million, or 3% in the third quarter of fiscal 2011. Tax expense increased $57 million compared with the year-ago period, primarily as a result of nonrecurring discrete items. Diluted income from continuing operations per share for the third quarter of fiscal 2011 was $0.39, compared with $0.49 in the year-ago period, reflecting primarily an increase in income tax expenses offset in part by the Company’s repurchase of its common shares.
Cash flow from operations in the third quarter of fiscal 2011 was $496 million and grew 45%, compared with $342 million in the year-ago period. This growth reflects both a year-over-year increase of $78 million in up-front cash collections from single installment payments and an increase in collections on trade receivables of $122 million. This was partially offset by an increase in disbursements of $46 million, primarily attributable to acquisitions and personnel costs.
For the first nine months of fiscal 2011, cash flow from operations was $743 million and grew 3%, compared with $724 million in the year-ago period. This growth reflects both a year-over-year increase of $64 million in up-front cash collections from single installment payments and an increase in collections on trade receivables of $89 million. This was partially offset by an increase in disbursements of $134 million, primarily attributable to acquisitions and personnel costs.

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
QUARTERLY UPDATE
•	In October 2010, we announced the new release of CA 3Tera® AppLogic®, our new turnkey cloud computing platform. CA 3Tera AppLogic helps organizations increase business agility, reduce risks associated with cloud deployments and enter new markets more quickly than previously possible.

•	In October 2010, we acquired Arcot Systems, Inc. (Arcot), a privately held provider of authentication and fraud prevention solutions through on-premises software or cloud services. The acquisition of Arcot added technology for fraud prevention and authentication to our Identity and Access Management offerings.

•	In October 2010, we announced a next-generation of our Automation Suite to help customers migrate to a virtualized, dynamic cloud computing infrastructure. The Suite is designed to offer a comprehensive business service-centric approach to the deployment and scaling of IT infrastructure and services.

•	In October 2010, we acquired Hyperformix, Inc., a privately held provider of capacity management software for dynamic physical, virtual and cloud IT infrastructures.

•	In December 2010, we announced the availability of CA Mainframe Chorus, an important innovation to our Technologies Mainframe 2.0 strategy. It offers management capabilities that are designed to appeal to the next generation mainframe staff while also offering significant productivity improvements to today’s mainframe experts.

•	In December 2010, we acquired Torokina Pty Ltd (Torokina), an Australia-based provider of telecommunications management solutions to 2G, 3G, next generation networks and VoiP service providers and network operators worldwide. Prior to the acquisition, we worked with Torokina as a partner and independent vendor.

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
PERFORMANCE INDICATORS
Management uses several quantitative performance indicators to assess our financial results and condition. Following is a summary of the principal quantitative performance indicators that management uses to review performance:

	Third Quarter
	Comparison
	Fiscal Year 2011 versus
	Fiscal Year 2010			Percent
	2011	2010(1)	Change	Change
	(dollars in millions)
Total revenue	$1,165	$1,122	$43	4%
Subscription and maintenance revenue	$995	$995	$—	—%
Net income	$200	$257	$(57)	(22)%
Cash provided by operating activities	$496	$342	$154	45%
Total bookings	$1,281	$1,367	$(86)	(6)%
Subscription and maintenance bookings	$1,099	$1,203	$(104)	(9)%
Weighted average subscription and maintenance license agreement duration in years	3.20	3.23	(0.03)	(1)%
Annualized subscription and maintenance bookings	$343	$372	$(29)	(8)%

	First Nine Months
	Comparison
	Fiscal Year 2011 versus
	Fiscal Year 2010			Percent
	2011	2010(1)	Change	Change
	(dollars in millions)
Total revenue	$3,366	$3,233	$133	4%
Subscription and maintenance revenue	$2,917	$2,905	$12	—%
Net income	$639	$670	$(31)	(5)%
Cash provided by operating activities	$743	$724	$19	3%
Total bookings	$3,049	$3,493	$(444)	(13)%
Subscription and maintenance bookings	$2,601	$3,133	$(532)	(17)%
Weighted average subscription and maintenance license agreement duration in years	3.22	3.58	(0.36)	(10)%
Annualized subscription and maintenance bookings	$808	$875	$(67)	(8)%

			Change		Change
	Dec. 31,	March 31,	From	Dec. 31,	From Prior
	2010	2010(1)	Year End	2009	Year Quarter
	(in millions)
Cash, cash equivalents and marketable securities(2)	$2,685	$2,583	$102	$2,624	$61
Total debt	$1,555	$1,545	$10	$1,545	$10

Total expected future cash collections from committed contracts(3)	$5,544	$5,555	$(11)	$5,591	$(47)
Total revenue backlog(3)	$8,015	$8,193	$(178)	$7,899	$116

(1)	Previously reported information has been reclassified to exclude the discontinued operations sold to Autonomy where applicable.

(2)	At December 31, 2010, marketable securities were $167 million. At March 31, 2010 and December 31, 2009, marketable securities were less than $1 million.

(3)	Refer to the discussion in the “Liquidity and Capital Resources” section of this MD&A for additional information on expected future cash collections from committed contracts, billings backlog and revenue backlog.

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
The license and maintenance agreements that contribute to subscription and maintenance bookings represent binding payment commitments by customers over periods that range generally from three to five years on a weighted average basis, although in certain cases customer commitments can be for longer or shorter periods. These current period bookings are often renewals of prior contracts that also had various durations, usually from three-to-five years. The amount of new subscription and maintenance bookings recorded in a period is affected by the volume, duration and value of contracts renewed during that period. Our subscription and maintenance bookings typically increase in each consecutive quarter during a fiscal year, with the first quarter having the least bookings and the fourth quarter having the most bookings. However, subscription and maintenance bookings may not always follow the pattern of increasing in consecutive quarters during a fiscal year, and the quarter-to-quarter differences in subscription and maintenance bookings may vary. Given the varying durations of the contracts being renewed, year-over-year comparisons of bookings are not always indicative of the overall bookings trend. Management also looks within bookings at the yield on our renewal portfolio. We define this as the percentage of prior contract value realized from renewals during the period. The baseline for calculating renewal yield is an estimate affected by various factors including contractual renewal terms and other conditions. We estimate the yield based on a review of material transactions representing a substantial majority of the dollar value of renewals during the current period. Changes in renewal yield may not be material to changes in bookings compared with prior periods.

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
Total Revenue Backlog — Total revenue backlog represents the aggregate amount we expect to recognize as revenue in the future as either subscription and maintenance revenue, professional services revenue or software fees and other revenue associated with contractually committed amounts billed or to be billed as of the balance sheet date. Total revenue backlog is composed of amounts recognized as liabilities in our Condensed Consolidated Balance Sheets as deferred revenue (billed or collected) as well as unearned amounts yet to be billed under subscription and maintenance and software fees and other agreements. Classification of amounts as current and non-current depends on when such amounts are expected to be earned and therefore recognized as revenue. Amounts that are expected to be earned and therefore recognized as revenue in 12 months or less are classified as current, while amounts expected to be earned in more than 12 months are classified as non-current. The portion of total revenue backlog that relates to subscription and maintenance agreements is recognized as revenue evenly on a monthly basis over the duration of the underlying agreements and is reported as subscription and maintenance revenue in our Condensed Consolidated Statements of Operations. Generally, we believe that an increase in the current portion of revenue backlog is a positive indicator of future revenue growth.
Deferred revenue (billed or collected) is composed of: (i) amounts received from customers in advance of revenue recognition, (ii) amounts billed but not collected for which revenue has not yet been earned and (iii) amounts received in advance of revenue recognition from financial institutions where we have transferred our interest in committed installments (referred to as “Financing obligations and other” in Note L, “Deferred Revenue” in the Notes to our Condensed Consolidated Financial Statements).

RESULTS OF OPERATIONS
The following tables present changes in the line items on our Condensed Consolidated Statements of Operations for the third quarter and first nine months of fiscal 2011 and 2010, respectively, measured by Dollar Change, Percentage of Dollar Change, and Percentage of Total Revenue. These comparisons of financial results are not necessarily indicative of future results.

	Third Quarter Comparison — Fiscal Year 2011 versus Fiscal Year 2010
				Percentage
			Dollar	of	Percentage of
			Change	Dollar	Total
			2011/	Change	Revenue
	2011	2010 (1)	2010	2011/2010	2011	2010
	(dollars in millions)
Revenue
Subscription and maintenance revenue	$995	$995	$—	—%	85%	89%
Professional services	88	73	15	21	8	7
Software fees and other	82	54	28	52	7	4

Total revenue	1,165	1,122	43	4	100	100

Expenses
Costs of licensing and maintenance	82	73	9	12	7	7
Costs of professional services	77	66	11	17	7	6
Amortization of capitalized	52	34	18	53	4	3
software costs
Selling and marketing	348	315	33	10	30	28
General and administrative	114	129	(15)	(12)	10	11
Product development and enhancements	110	117	(7)	(6)	9	10
Depreciation and amortization of other intangible assets	47	39	8	21	4	3
Other expenses (gains), net	5	(3)	8	NM	—	—
Restructuring and other	(8)	2	(10)	NM	(1)	—

Total expenses before interest and income taxes	827	772	55	7	71	69

Income before interest and income taxes	338	350	(12)	(3)	29	31
Interest expense, net	10	23	(13)	(57)	1	2

Income before income taxes	328	327	1	—	28	29
Income tax expense	128	71	57	80	11	6

Income from continuing operations	200	256	(56)	(22)	17	23

Income (loss) from discontinued operations	—	(1)	1	NM	—	—

Net Income	$200	$257	$(57)	(22)%	17%	23%

Note — Amounts may not add to their respective totals due to rounding.

(1)	Previously reported information has been reclassified to exclude the discontinued operations sold to Autonomy.

	First Nine Months Comparison — Fiscal Year 2011 versus Fiscal Year 2010
			Dollar	Percentage of	Percentage of
			Change	Dollar	Total
			2011/	Change	Revenue
	2011	2010 (1)	2010	2011/2010	2011	2010
	(dollars in millions)
Revenue
Subscription and maintenance revenue	$2,917	$2,905	$12	—%	87%	90%
Professional services	245	213	32	15	7	7
Software fees and other	204	115	89	77	6	3

Total revenue	3,366	3,233	133	4	100	100

Expenses
Costs of licensing and maintenance	233	211	22	10	7	7
Costs of professional services	223	191	32	17	7	6
Amortization of capitalized software costs	145	101	44	44	4	3
Selling and marketing	955	879	76	9	28	27
General and administrative	344	358	(14)	(4)	10	11
Product development and enhancements	363	348	15	4	11	11
Depreciation and amortization of other intangible assets	136	116	20	17	4	4
Other expenses, net	9	11	(2)	(18)	—	—
Restructuring and other	(11)	4	(15)	NM	—	—

Total expenses before interest and income taxes	2,397	2,219	178	8	71	69

Income before interest and income taxes	969	1,014	(45)	(4)	29	31
Interest expense, net	35	62	(27)	(44)	1	2

Income before income taxes	934	952	(18)	(2)	28	29
Income tax expense	289	283	6	2	9	9

Income from continuing operations	645	669	(24)	(4)	19	21

Income (loss) from discontinued operations	6	(1)	7	NM	—	—

Net Income	$639	$670	$(31)	(5)%	19%	21%

Note — Amounts may not add to their respective totals due to rounding.

(1)	Previously reported information has been reclassified to exclude the discontinued operations sold to Autonomy.
Bookings
Total Bookings
For the third quarter of fiscal 2011 and 2010, total bookings were $1,281 million and $1,367 million, respectively. This decline was primarily due to a decrease in license and maintenance renewal bookings. This decline in total bookings was partially offset by favorable results for total new product and capacity sales for the third quarter of fiscal 2011, which grew in the low single digits year over year. Within new product and capacity sales for the third quarter of fiscal 2011, the increase in new distributed products and mainframe capacity was partially offset by a decrease in new mainframe product sales.
For the first nine months of fiscal 2011 and 2010, total bookings were $3,049 million and $3,493 million, respectively. The decrease in bookings was mainly attributable to a decrease in subscription and maintenance bookings in the first quarter of fiscal 2011, as described below, partially offset by favorable results for total new product and capacity sales.

Subscription and Maintenance Bookings
For the third quarter of fiscal 2011 and 2010, we added subscription and maintenance bookings of $1,099 million and $1,203 million, respectively. The decrease in subscription and maintenance bookings was primarily attributable to the decrease in license and maintenance renewals. During the third quarter of fiscal 2011, we renewed a total of 15 license and maintenance agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $456 million. During the third quarter of fiscal 2010, we renewed a total of 16 license and maintenance agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $514 million. For the third quarter of fiscal 2011, the renewal yield did not differ materially from its recent percentage range of high 80’s to low 90’s.
For the first nine months of fiscal 2011 and 2010, we added subscription and maintenance bookings of $2,601 million and $3,133 million, respectively. The decrease in subscription and maintenance bookings was primarily attributable to lower scheduled contract renewals occurring in the first quarter of fiscal 2011 and as described above for the third quarter of fiscal 2011. Generally, quarters with smaller renewal inventories result in a lower level of bookings not only because renewal bookings will be less but because renewals remain an important selling opportunity for new products. Renewal bookings in the third quarter of fiscal 2011 increased sequentially from the second quarter of fiscal 2011, which is consistent with our expectation that our renewal portfolio would increase in the second half of fiscal 2011. We expect this sequential increase in renewal bookings to continue in the fourth quarter of fiscal 2011. Currently, we expect total fiscal 2011 renewals to be about 10% lower than total fiscal 2010 renewals although this generally does not include new product and capacity sales and professional services arrangements.
For the third quarter of fiscal 2011, annualized subscription and maintenance bookings decreased $29 million from the prior-year period to $343 million. The weighted average subscription and maintenance license agreement duration in years decreased to 3.20 from 3.23 in the prior-year period. This decrease was primarily attributable to the shorter duration of the larger contracts executed during the third quarter of fiscal 2011.
Total Revenue
As more fully described below, the increase in total revenue in the third quarter and first nine months of fiscal 2011 compared with the third quarter and first nine months of fiscal 2010 was primarily attributable to an increase in our software fees and other revenue and to a lesser extent an increase in professional services revenue. During the third quarter of fiscal 2011, revenue reflected an unfavorable foreign exchange effect of $8 million compared with the third quarter of fiscal 2010. For the first nine months of fiscal 2011, the unfavorable foreign exchange effect was $7 million compared with the first nine months of fiscal 2010.
Price changes do not have a material impact on revenue in a given period as a result of our ratable subscription model.
Subscription and Maintenance Revenue
Subscription and maintenance revenue was flat for the third quarter of fiscal 2011 compared with the third quarter of fiscal 2010 and was unfavorably affected by a foreign exchange effect of $8 million. Excluding the unfavorable foreign exchange effect, subscription and maintenance revenue would have increased by $8 million.
The increase in subscription and maintenance revenue for the first nine months of fiscal 2011 compared with the first nine months of fiscal 2010 was primarily due to revenue associated with our acquisitions of NetQoS, Inc., Nimsoft AS and 3Tera, Inc. (our fiscal 2010 acquisitions), which occurred during the second half of fiscal 2010. For the first nine months of fiscal 2011, revenue reflected an unfavorable foreign exchange effect of $9 million.
Professional Services
Professional services revenue increased in the third quarter and first nine months of fiscal 2011 compared with the third quarter and first nine months of fiscal 2010, due to an increase in bookings of new services contracts, the increased execution of engagements under service contracts and an increase in professional services revenue associated with both our fiscal 2011 and fiscal 2010 acquisitions. Our fiscal 2010 acquisitions occurred during the second half of fiscal 2010.

Software Fees and Other
Software fees and other revenue primarily consists of revenue that is recognized on an up-front basis. This includes revenue associated with distributed products sold on an up-front basis directly by our sales force or through transactions with distributors and volume partners, value-added resellers and exclusive representatives (sometimes referred to as our “indirect” or “channel” revenue). Software fees and other revenue increased for the third quarter of fiscal 2011, compared with the third quarter of fiscal 2010, primarily due to $18 million in revenue from technologies associated with one of our fiscal 2010 acquisitions successfully integrated into our existing service assurance product portfolio. Approximately $10 million of the software fees and other revenue increase was attributable to our SaaS offerings, from two of our recent acquisitions.
Software fees and other revenue increased for the first nine months of fiscal 2011, compared with the first nine months of fiscal 2010 primarily due to $41 million in revenue from products acquired in one of our fiscal 2010 acquisitions, which occurred during the second half of fiscal 2010, $27 million from existing application management products sold on an up-front basis and $18 million from SaaS offerings as described above.
Total Revenue by Geography
The following tables present the revenue earned from the United States and international geographic regions and corresponding percentage changes for the third quarter and first nine months of fiscal 2011 and 2010, respectively. These comparisons of financial results are not necessarily indicative of future results.

	Third Quarter Comparison — Fiscal Year 2011 versus
	Fiscal Year 2010
					Dollar	Percentage
	2011	%	2010 (1)%		Change	Change
				(dollars in millions)
United States	$651	56%	$608	54%	$43	7%
International	514	44%	514	46%	—	—%

	$1,165	100%	$1,122	100%	$43	4%

(1)	Previously reported information has been reclassified to exclude the discontinued operations sold to Autonomy.

	First Nine Months Comparison — Fiscal Year 2011
	versus Fiscal Year 2010
					Dollar	Percentage
	2011	%	2010 (1)%		Change	Change
				(dollars in millions)
United States	$1,909	57%	$1,772	55%	$137	8%
International	1,457	43%	1,461	45%	(4)	—%

	$3,366	100%	$3,233	100%	$133	4%

(1)	Previously reported information has been reclassified to exclude the discontinued operations sold to Autonomy.
Revenue in the United States increased by $43 million, or 7%, for the third quarter of fiscal 2011 primarily due to higher software fees and other revenue, as described above. International revenue remained flat for the third quarter of fiscal 2011, compared with the third quarter of fiscal 2010. Lower revenue in Europe, Middle East and Africa region (EMEA) was mostly offset by revenue growth in the Asia-Pacific-Japan (APJ) and Latin America (LA) regions. Excluding an unfavorable foreign exchange effect of $8 million, international revenue would have increased by $8 million or 2%.
Revenue in the United States increased by $137 million, or 8%, for the first nine months of fiscal 2011 primarily due to higher software fees and other revenue, as described above. International revenue decreased by $4 million, which was essentially flat for the first nine months of fiscal 2011, compared with the first nine months of fiscal 2010. Lower revenue in EMEA was mostly offset by revenue growth in APJ and LA.
Expenses
Costs of Licensing and Maintenance
Costs of licensing and maintenance include technical support, royalties, and other manufacturing and distribution costs. The increase in costs of licensing and maintenance for the third quarter and first nine months of fiscal 2011 compared with the third quarter and first nine months of fiscal 2010 was primarily due to costs associated with acquired technologies from one of our fiscal 2010 acquisitions.
Costs of Professional Services
Costs of professional services consist primarily of our personnel-related costs associated with providing professional services and training to customers. For the third quarter of fiscal 2011, the costs of professional services increased compared with the prior-year period primarily due to a $15 million increase in revenue. Our margins increased to 13% in the third quarter of fiscal 2011, compared with 10% in the third quarter of fiscal 2010 as a result of improved efficiency in executing on services projects with customers.
For the first nine months of fiscal 2011, the costs of professional services increased compared with the prior-year period primarily due to an increase in services projects, as reflected by the $32 million increase in revenue. These costs increased at a higher rate than revenue primarily as a result of a higher mix of engagements that required additional effort to meet customer requirements during the second quarter of fiscal 2011. These engagements resulted in lower margins. As a result, margins on professional services decreased to 9% for the first nine months of fiscal 2011, compared with 10% for the first nine months of fiscal 2010.
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
The increases in amortization of capitalized software costs for the third quarter and first nine months of fiscal 2011, compared with the third quarter and first nine months of fiscal 2010 was primarily due to the increase in amortization expense associated with our fiscal 2010 acquisitions and the increase in activities relating to projects that have reached technological feasibility in recent periods.
Selling and Marketing
Selling and marketing expenses include the costs relating to our sales force, our channel partners, our corporate and business marketing and our customer training programs. The increase in selling and marketing expenses for the third quarter of fiscal 2011 compared with the third quarter of fiscal 2010 was primarily related to an $18 million increase in personnel-related costs, which include costs associated with our fiscal 2010 acquisitions. In addition, promotional expenses increased $9 million, which include costs associated with our re-branding initiative that was announced in the first quarter of fiscal 2011.
The increase in selling and marketing expenses for the first nine months of fiscal 2011 compared with the first nine months of fiscal 2010 was primarily due to a $54 million increase in personnel-related costs, which include costs associated with our fiscal 2010 acquisitions. Promotional expenses also increased by $14 million due to costs attributable to CA World, our flagship customer and partner trade show, which occurred in the first quarter of fiscal 2011 and costs associated with our re-branding initiative. The previous CA World event occurred during the third quarter of fiscal 2009.
General and Administrative
General and administrative expenses include the costs of corporate and support functions, including our executive leadership and administration groups, finance, legal, human resources, corporate communications and other costs such as provisions for doubtful accounts. The decrease in general and administrative expenses for the third quarter of fiscal 2011 compared with the third quarter of fiscal 2010 was primarily related to the decrease in personnel-related and office costs of $13 million. During the third quarter of fiscal 2010, we recognized severance and other related expenses of $3 million for amounts owed to our former Chief Executive Officer pursuant to his employment agreement and other items relating to the transition to his successor.

The decrease in general and administrative expenses for the first nine months of fiscal 2011 compared with the first nine months of fiscal 2010 was primarily related to a decrease in personnel-related and office costs of $17 million. During the first nine months of fiscal 2010, we recognized severance and other related expenses of $10 million for amounts owed to our former Chief Executive Officer pursuant to his employment agreement and other items relating to the transition to his successor.
Product Development and Enhancements
For each of the third quarters of fiscal 2011 and 2010, product development and enhancements expenses represented approximately 9% and 10% of total revenue, respectively. Product development and enhancements expenses decreased in the third quarter of fiscal 2011 compared with the third quarter of fiscal 2010 as a result of reduced personnel costs.
For each of the first nine months of fiscal 2011 and 2010, product development and enhancements expenses represented approximately 11% of total revenue. For the first nine months of fiscal 2011, the increase in product development and enhancements expense was due to our investment in technologies to support our strategy, as well as a broadening of our enterprise product offerings. Expenses also increased as a result of our fiscal 2010 acquisitions, which occurred during the second half of fiscal 2010.
Depreciation and Amortization of Other Intangible Assets
The increase in depreciation and amortization of other intangible assets for the third quarter and first nine months of fiscal 2011 compared with the third quarter and first nine months of fiscal 2010 was primarily due to the increase in depreciation and amortization expenses for acquired assets.
Other Expenses (Gains), Net
Other expenses, net includes gains and losses attributable to divested assets, foreign currency exchange rate fluctuations, and certain other items. For the third quarter of fiscal 2011, other expenses, net included $1 million of expenses relating to our foreign exchange derivative contracts and $3 million of expenses in connection with litigation claims. For the third quarter of fiscal 2010, other expenses, net included $2 million of exchange gains.
For the first nine months of fiscal 2011, other expenses, net included $9 million of expenses relating to our foreign exchange derivative contracts and $8 million of expenses in connection with litigation claims, offset by a $10 million gain associated with the sale of an investment. For the first nine months of fiscal 2010, other expenses, net included $25 million of expenses relating to our foreign exchange derivative contracts and $6 million of expenses in connection with litigation claims, offset against $19 million of exchange gains.
Restructuring and Other
For the third quarter and first nine months of fiscal 2011, we recorded a benefit of $8 million and $11 million, respectively. The benefit included one-time litigation settlements of $10 million, partially offset by adjustments to changes in estimated costs of the fiscal 2010 and fiscal 2007 restructuring plans and certain litigation costs.
Refer to Note I, “Restructuring” and Note K, “Commitments and Contingencies” in the Notes to the Condensed Consolidated Financial Statements for additional information.
Interest Expense, Net
The decreases in interest expense, net, for the third quarter and first nine months of fiscal 2011, compared with the third quarter and first nine months of fiscal 2010, were primarily due to the decrease in interest expense resulting from our overall decrease in debt. During the third quarter of fiscal 2010, we reduced our debt outstanding and increased our weighted average maturity, enhancing our capital structure and financial flexibility.

Income Taxes
Income tax expense for the third quarter and first nine months of fiscal 2011 was $128 million and $289 million, respectively, compared with the third quarter and first nine months of fiscal 2010 of $71 million and $283 million, respectively.
For the third quarter and first nine months of fiscal 2011, we recognized a net tax expense of $26 million and a net tax benefit of $10 million, respectively, resulting primarily from refinements of tax positions taken in prior periods, assertion of affirmative claims in the context of tax audits, the resolutions and accruals of uncertain tax positions relating to non-U.S. jurisdictions and the retroactive reinstatement in December 2010 of the research and development tax credit in the U.S. For the third quarter and first nine months of fiscal 2010, our income tax provision included net benefits of approximately $23 million and $30 million, respectively, resulting from reconciliations of tax returns to tax provisions, the resolution of uncertain tax positions relating to non-U.S. jurisdictions, and refinements of estimates ascribed to tax positions taken in prior periods relating to our international tax profile.
Additions and reductions to the liability for uncertain tax positions in the first nine months of fiscal 2011 were approximately $205 million and $61 million, respectively, which are primarily comprised of additions for uncertain tax positions related to the current and prior year, and reductions for prior year tax positions arising from settlement payments and statute of limitations expirations.
Our effective tax rate, excluding the impact of discrete items, for the first nine months of fiscal 2011 and fiscal 2010 was 32.0% and 31.9%, respectively. Changes in the anticipated results of our international operations, the outcome of tax audits and any other changes in potential tax liabilities may result in additional tax expense or benefit in future periods, which are not considered in our estimated annual effective tax rate. We do not currently view any such items as individually material to the results of our operations or financial position. However, the impact of such items may yield additional tax expense in the last quarter of fiscal 2011 and future periods and we are anticipating a fiscal 2011 effective tax rate of approximately 32% to 33%.
LIQUIDITY AND CAPITAL RESOURCES
Our cash and cash equivalent balances are held in numerous locations throughout the world, with 52% held in our subsidiaries outside the United States at December 31, 2010. Cash and cash equivalents totaled $2,518 million as of December 31, 2010, representing a decrease of $65 million from the March 31, 2010 balance of $2,583 million. The decrease in cash and cash equivalents during the first nine months of fiscal 2011 included an investment of $167 million into marketable securities in order to enhance the yield of our investments while maintaining the safety of our portfolio. During the first nine months of fiscal 2011, there was a $40 million favorable translation effect that foreign currency exchange rates had on cash held outside the United States in currencies other than the U.S. dollar.
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
For the third quarter of fiscal 2011, gross receipts related to single installments for the entire contract value, or a substantial portion of the contract value, were $152 million compared with $74 million in the third quarter of fiscal 2010. For the first nine months of fiscal 2011, gross receipts related to single installments for the entire contract value, or a substantial portion of the contract value, were $366 million compared with $302 million in the first nine months of fiscal 2010.
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

	Dec. 31,	March 31,	Dec. 31,
	2010	2010 (1)	2009 (1)
	(in millions)	(in millions)	(in millions)
Billings backlog:
Amounts to be billed — current	$2,038	$1,887	$1,980
Amounts to be billed — noncurrent	2,640	2,691	2,633

Total billings backlog	$4,678	$4,578	$4,613

Revenue backlog:
Revenue to be recognized within the next 12 months — current	$3,592	$3,521	$3,456
Revenue to be recognized beyond the next 12 months — noncurrent	4,423	4,672	4,443

Total revenue backlog	$8,015	$8,193	$7,899

Deferred revenue (billed or collected)	$3,337	$3,615	$3,286
Unearned revenue yet to be billed	4,678	4,578	4,613

Total revenue backlog	$8,015	$8,193	$7,899

Note:	Revenue backlog includes deferred subscription and maintenance and professional services revenue.

(1)	Previously reported information has been reclassified to exclude the discontinued operations sold to Autonomy.
Total revenue backlog of $8,015 million at December 31, 2010 increased 1% compared with $7,899 million at December 31, 2009. The current portion of revenue backlog of $3,592 million at December 31, 2010 increased 4% compared with $3,456 million at December 31, 2009. Generally, we believe that an increase in the current portion of revenue backlog is a positive indicator of future subscription and maintenance revenue growth. Total revenue backlog decreased from March 31, 2010, primarily because of the lower bookings in the first quarter of fiscal 2011 attributable to the smaller renewal portfolio compared with the renewals in the quarter ended March 31, 2010.
We can also estimate the total cash to be collected in the future from committed contracts, referred to as our “Expected future cash collections” by adding the total billings backlog to the current and non-current Trade and installment accounts receivable, net from our Condensed Consolidated Balance Sheets.

	Dec. 31,	March 31,	Dec. 31,
	2010	2010(1)	2009(1)
	(in millions)	(in millions)	(in millions)
Expected future cash collections:
Total billings backlog	$4,678	$4,578	$4,613
Trade and installment accounts receivable — current, net	866	931	932
Installment accounts receivable — noncurrent, net	—	46	46

Total expected future cash collections	$5,544	$5,555	$5,591

(1)	Previously reported information has been reclassified to exclude the discontinued operations sold to Autonomy.
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

Cash Generated by Operating Activities
Cash generated by operating activities, which represents our primary source of liquidity, for the third quarter and first nine months of fiscal 2011 and 2010 was as follows:

	Third Quarter of Fiscal		Change
(in millions)	2011	2010	2011/ 2010
Cash collections from billings(1)	$1,293	$1,093	$200
Vendor disbursements and payroll(1)	(746)	(697)	(49)
Income tax (payments) receipts, Net	(27)	(21)	(6)
Other disbursements, net(2)	(24)	(33)	9

Cash generated by operating activities	$496	$342	$154

(1)	Amounts include value-added taxes and sales taxes.

(2)	Amounts include interest, restructuring and miscellaneous receipts and disbursements.

	First Nine Months of Fiscal		Change
(in millions)	2011	2010	2011/ 2010
Cash collections from billings(1)	$3,356	$3,203	$153
Vendor disbursements and payroll(1)	(2,366)	(2,196)	(170)
Income tax (payments) receipts, Net	(161)	(197)	36
Other disbursements, net(2)	(86)	(86)	—

Cash generated by operating activities	$743	$724	$19

(1)	Amounts include VAT and sales taxes.

(2)	Amounts include interest, restructuring and miscellaneous receipts and disbursements.
Third Quarter Comparison — Fiscal Year 2011 versus Fiscal Year 2010
Operating Activities:
Cash generated by operating activities for the third quarter of fiscal 2011 was $496 million, representing an increase of $154 million compared with the third quarter of fiscal 2010. This growth reflects both a year-over-year increase of $78 million in up-front cash collections from single installment payments and an increase in collections on trade receivables of $122 million. This was partially offset by an increase in disbursements of $46 million, primarily attributable to acquisitions and personnel costs.
Investing Activities:
Cash used in investing activities for the third quarter of fiscal 2011 was $459 million, compared with $260 million for the third quarter of fiscal 2010. The increase in cash used in investing activities was primarily due to the purchase of investment securities of $168 million and an increase in the cash paid for acquisitions of $26 million.
Financing Activities:
Cash used in financing activities for the third quarter of fiscal 2011 was $52 million, compared with $468 million in the third quarter of fiscal 2010. The changes in cash used in financing activities were primarily a decrease in debt repayments of $1,196 million and an increase of $12 million in common shares repurchased, offset against debt borrowings, net of debt issuance costs, of $738 million, and proceeds of $55 million received from the exercise of a call spread option associated with our 1.625% Convertible Senior Notes due December 2009.

First Nine Months Comparison — Fiscal Year 2011 versus Fiscal Year 2010
Operating Activities:
Cash generated by operating activities for the first nine months of fiscal 2011 was $743 million, representing an increase of $19 million compared with the first nine months of fiscal 2010. This growth reflects both a year-over-year increase of $64 million in up-front cash collections from single installment payments and an increase in collections on trade receivables of $89 million. This was partially offset by an increase in disbursements of $134 million, primarily attributable to acquisitions and personnel costs.
Investing Activities:
Cash used in investing activities for the first nine months of fiscal 2011 was $597 million, compared with $396 million for the first nine months of fiscal 2010. The increase in cash used in investing activities was primarily due to the purchase of investment securities of $168 million and an increase of $49 million in cash paid for acquisitions that occurred in the first nine months of fiscal 2011, compared with the first nine months of fiscal 2010, which was partially offset by a decrease in capitalized development costs of $17 million.
Financing Activities:
Cash used in financing activities for the first nine months of fiscal 2011 was $251 million, compared with $557 million in the first nine months of fiscal 2010. The changes in cash used in financing activities were primarily a decrease in debt repayments of $1,194 million, offset against debt borrowings, net of debt issuance costs, of $738 million, proceeds of $55 million received from the exercise of a call spread option associated with our 1.625% Convertible Senior Notes due December 2009 and a decrease of $98 million in common shares repurchased.
Debt Obligations
As of December 31, 2010 and March 31, 2010, our debt obligations consisted of the following:

	December 31, 2010		March 31, 2010
	Maximum	Outstanding	Maximum	Outstanding
	Available	Balance	Available	Balance
	(in millions)
2008 Revolving Credit Facility (expires August 2012)	$1,000	$250	$1,000	$250
5.375% Senior Notes due November 2019	—	750	—	750
6.125% Senior Notes due December 2014	—	519	—	501
International line of credit	25	—	25	—
Capital lease obligations and other	—	36	—	44

Total		$1,555		$1,545

Our debt obligations at December 31, 2010 remain unchanged from March 31, 2010, except for the fair value adjustment of $19 million relating to our interest rates swaps on our 6.125% Senior Notes due December 2014.
For additional information concerning our debt obligations, refer to our Consolidated Financial Statements and Notes thereto included in our 2010 Form 10-K.
Other Matters
As of December 31, 2010, our senior unsecured notes were rated Baa2 (stable), BBB (positive), and BBB+ (stable) by Moody’s Investors Service, Standard and Poor’s and Fitch Ratings, respectively.
Peak borrowings under all debt facilities during the third quarter of fiscal 2011 totaled $1,570 million, with a weighted average interest rate of 4%.
As of December 31, 2010, we remained authorized to purchase an aggregate amount of up to $330 million of additional common shares under our $500 million stock repurchase program that was approved by our Board of Directors in May 2010.
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
Effect of Exchange Rate Changes
There was a $40 million favorable impact to our cash balances in the first nine months of fiscal 2011 predominantly due to the weakening of the U.S. dollar against the Japanese yen, the Australian dollar, Brazilian real, New Zealand dollar and the Swiss franc of 15%, 12%, 8%, 10% and 13%, respectively.
There was a $141 million favorable impact to our cash balances in the first nine months of fiscal 2010 predominantly due to the weakening of the U.S. dollar against the euro, the Australian dollar, the British pound, the Canadian dollar, the Israeli shekel and the Brazilian real of 8%, 29%, 13%, 20%, 11% and 33%, respectively.

CRITICAL ACCOUNTING POLICIES AND BUSINESS PRACTICES
The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. Our estimates form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in our 2010 Form 10-K under Management’s Discussion and Analysis of Financial Condition and Results of Operations. We believe that at December 31, 2010, there has been no material change to this information.
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
In the third quarter of fiscal year 2011, the Company began the deployment of updates to its existing enterprise resource planning system in Europe, Middle East and Africa to accommodate changes to the processing of intercompany transactions. The changes in the Company’s internal control over financial reporting associated with this deployment will continue through the fourth quarter of fiscal year 2011.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Refer to Note K, “Commitments and Contingencies,” in the Notes to the Condensed Consolidated Financial Statements for information regarding certain legal proceedings, the contents of which are herein incorporated by reference.
Item 1A. RISK FACTORS
Current and potential stockholders should consider carefully the risk factors described in more detail in our 2010 Form 10-K. We believe that as of December 31, 2010, there has been no material change to this information. Any of these factors, or others, many of which are beyond our control, could materially adversely affect our business, financial condition, operating results, cash flow and stock price.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth, for the months indicated, our purchases of common stock in the third quarter of fiscal year 2011:
ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate
			Total Number	Dollar Value of
			of Shares	Shares that
			Purchased as	May Yet Be
	Total Number	Average	Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans
Period	Purchased	per Share	or Programs	or Programs
	(dollars in thousands, except per share amounts)
October 1, 2010 — October 31, 2010	346,059	$22.85	346,059	$356,843
November 1, 2010 — November 30, 2010	350,953	$22.90	350,953	$348,806
December 1, 2010 — December 31, 2010	779,900	$24.43	779,900	$329,753

Total	1,476,912		1,476,912

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
Under the new program, we have repurchased approximately 8.5 million shares of our common stock for approximately $170 million as of December 31, 2010.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. REMOVED AND RESERVED
Item 5. OTHER INFORMATION
None.

Item 6. EXHIBITS

Regulation S-K
Exhibit Number

3.1	Amended and Restated Certificate of Incorporation.	Previously filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K dated March 6, 2006.**

3.2	By-Laws of the Company, as amended.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 23, 2007.**

10.1*	CA, Inc. Special Retirement Vesting Benefit Policy.	Filed herewith.

10.2*	CA, Inc. 2003 Compensation Plan for Non-Employee Directors (amended and restated dated December 31, 2010).	Filed herewith.

12.1	Statement of Ratio of Earnings to Fixed Charges.	Filed herewith.

15	Accountants’ acknowledgment letter.	Filed herewith.

31.1	Certification of the Principal Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101	The following financial statements from CA, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2010, formatted in XBRL (eXtensible Business Reporting Language):	Furnished herewith.

(i) Unaudited Condensed Consolidated Balance Sheets — December 31, 2010 and March 31, 2010.

(ii) Unaudited Condensed Consolidated Statements of Operations — Three and Nine Months Ended December 31, 2010 and 2009.

(iii) Unaudited Condensed Consolidated Statements of Cash Flows — Nine Months Ended December 31, 2010 and 2009.

(iv) Notes to Unaudited Condensed Consolidated Financial Statements — December 31, 2010.

*	Management contract or compensatory plan or arrangement.

**	Incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CA, INC.
By:	/s/ William E. McCracken
William E. McCracken
Chief Executive Officer

	By:	/s/ Nancy E. Cooper
Nancy E. Cooper
Dated: January 26, 2011		Executive Vice President and Chief Financial Officer