Form 10-K
period 2011-03-31
CA, INC.
filed 2011-05-16
CIK 356028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
✓	Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 2011
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes   ✓  No

The aggregate market value of the common stock held by non-affiliates of the registrant as of September 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $8 billion based on the closing price of $21.12 on the NASDAQ Stock Market LLC on that date.

The number of shares of each of the registrant’s classes of common stock outstanding at May 6, 2011 was 506,108,276 shares of common stock, par value $0.10 per share.

Documents Incorporated by Reference:
Part III: Portions of the Proxy Statement to be issued in conjunction with the registrant’s 2011 Annual Meeting of Stockholders.

CA, Inc.

This Annual Report on Form 10-K (Form 10-K) contains certain forward-looking information relating to CA, Inc. (the “Company,” “Registrant,” “CA Technologies,” “CA,” “we,” “our,” or “us”), that is based on the beliefs of, and assumptions made by, our management as well as information currently available to management. When used in this Form 10-K, the words “anticipate,” “believe,” “estimate,” “expect,” and similar expressions are intended to identify forward-looking information. Such information includes, for example, the statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7, but also appears in other parts of this Form 10-K. This forward-looking information reflects our current views with respect to future events and is subject to certain risks, uncertainties, and assumptions, some of which are described under the caption “Risk Factors” in Part I Item 1A and elsewhere in this Form 10-K. Should one or more of these risks or uncertainties occur, or should our assumptions prove incorrect, actual results may vary materially from those described in this Form 10-K as anticipated, believed, estimated, or expected. We do not intend to update these forward-looking statements.

The product and services names mentioned in this Form 10-K are used for identification purposes only and may be protected by trademarks, trade names, service marks and/or other intellectual property rights of the Company and/or other parties in the United States and/or other jurisdictions. The absence of a specific attribution in connection with any such mark does not constitute a waiver of any such right. ITIL® is a registered trademark of the Office of Government Commerce in the United Kingdom and other countries. All other trademarks, trade names, service marks and logos referenced herein, belong to their respective companies.

References in this Form 10-K to fiscal 2011, fiscal 2010 and fiscal 2009, etc. are to our fiscal years ended on March 31, 2011, 2010 and 2009, etc., respectively.

Part I

Item 1. Business.

(a)	General development of business
Overview
CA Technologies is the leading independent enterprise information technology (IT) management software and solutions company with expertise across IT environments — from mainframe and physical to virtual and cloud. We develop and deliver software and services that help organizations manage, secure and automate their IT infrastructures and deliver more flexible IT services. This allows companies to more effectively and efficiently respond to business needs.

We address components of the computing environment, including people, information, processes, systems, networks, applications and databases, regardless of the hardware or software customers are using. We have a broad portfolio of software solutions that address customer needs, including mainframe; service assurance; security (identity and access management); project and portfolio management; service management; virtualization and service automation; and cloud computing. We deliver our products on-premises or, for certain products, using Software-as-a-Service (SaaS).

Fiscal 2011 business developments and highlights
The following are significant developments and highlights relating to our business since the beginning of fiscal 2011:

•	In December 2010, we acquired Torokina Pty Ltd (Torokina), an Australia-based provider of telecommunications management solutions to 2G, 3G and next-generation networks, Voice-Over-Internet Protocol service providers and network operators worldwide. This acquisition enables us to expand the support of our service assurance portfolio for the advanced network devices and equipment used by communications service providers for their rapidly growing mobile voice and data environments.

•	In December 2010, we announced the availability of CA Mainframe Chorus, an important innovation in our Mainframe 2.0 strategy. It offers management capabilities that are designed to appeal to the next-generation of mainframe professionals, while also offering significant productivity improvements to today’s mainframe experts.

•	In October 2010, we acquired Hyperformix, Inc. (Hyperformix), a provider of capacity management software for dynamic physical, virtual and cloud IT infrastructures.

•	In October 2010, we announced the next-generation CA Automation Suite to help customers migrate to a virtualized, dynamic cloud computing infrastructure. CA Automation Suite is designed to offer a comprehensive business service-centric approach to the deployment and scaling of IT infrastructure and services.

•	In October 2010, we acquired Arcot Systems, Inc. (Arcot), a provider of authentication and fraud prevention solutions through on-premises software or cloud services. This acquisition enhances our identity and access management offerings.

•	In October 2010, we released CA 3Tera® AppLogic®, our new turnkey cloud computing platform designed to help organizations reduce risks associated with cloud deployments and enter new markets more rapidly. These actions complement our August 2010 acquisition of 4Base Technology, a virtualization and cloud infrastructure consulting firm.

•	In July 2010, we announced five new products in our CA Virtual Suite, which enables customers to provision, control, assure, secure and optimize virtual environments. We also announced enhancements to CA Identity Manager to allow customers to automate provisioning to cloud applications, including Google Apps and Salesforce.com’s enterprise cloud computing platform.

•	In June 2010, we sold our non-strategic Information Governance business, which consisted primarily of the CA Records Manager and CA Message Manager software offerings, to Autonomy Corporation plc.

•	In May 2010, we held CA World, our user conference, with more than 7,000 attendees. During the conference, we announced the change of our brand name to CA Technologies. We also introduced the CA Cloud-Connected Management Suite to help customers manage and secure IT in the cloud.

•	In May 2010, we announced a new stock repurchase program that authorizes us to purchase up to $500 million of our common stock. During fiscal 2011, we repurchased 10.5 million shares of our common stock at a total cost of $218 million.

•	In April 2010, we attained the International Organization for Standardization (ISO)/IEC 20000-1:2005 and ISO/IEC 27001:2005 certifications for our Global IT Operations demonstrating leadership in IT service management and information security.

We made the following changes to our executive management team and Board of Directors:

•	In April 2011, Rohit Kapoor was elected to our Board of Directors. Mr. Kapoor is Chief Executive Officer of ExlService Holdings, Inc.

•	In June 2010, we announced the appointment of David C. Dobson as Executive Vice President and Group Executive, Customer Solutions Group. During fiscal 2011, Mr. Dobson, along with George J. Fischer as Executive Vice President and Group Executive, Worldwide Sales and Operations, focused on driving collaboration and accountability across the Company while providing us the opportunity to deliver improved customer service and product innovation.

•	In June 2010, we announced the appointment of Phillip J. Harrington, Jr. to the position of Executive Vice President, Risk, and Chief Administrative Officer.

•	In May 2010, our Board of Directors elected Arthur F. Weinbach as non-executive chairman of the Board. In this capacity, Mr. Weinbach succeeded William E. McCracken, who became our Chief Executive Officer in January 2010.

(b)	Financial information about segments
Our global business consists of a single operating segment — the design, development, marketing, licensing and support of IT management software products that operate on a wide range of hardware platforms and operating systems. Refer to Note 18 “Segment and Geographic Information,” in the Notes to the Consolidated Financial Statements for financial data pertaining to our segment and geographic operations. We are in the process of reorganizing our internal management reporting and will change our segment reporting in the first quarter of fiscal 2012.

(c)	Narrative description of the business
As the leading independent enterprise IT management software and solutions company, we develop and deliver software and services that help organizations manage, secure and automate their IT infrastructures, adopt new technologies and deliver more flexible IT services. Our products are designed to work in a wide range of IT environments — from mainframe and physical to virtual and cloud. This allows our customers to more effectively and efficiently respond to business needs and compete in the marketplace.

The ever-increasing role of IT in today’s businesses is placing new demands on IT, moving our industry at a faster pace than in the past. As a result, the IT landscape continues to evolve rapidly with technologies like virtualization and cloud computing, and the introduction of SaaS.

Many companies are using these emerging technologies to extend their legacy physical environments to virtual and cloud environments, with the goals of increasing speed, flexibility and agility, and controlling costs. Companies use technology like virtualization, which lets users run multiple virtual machines on each physical machine, to improve the efficiency and availability of their IT resources and applications. This reduces operating costs tied to physical infrastructure. Virtualization is essential to the evolution of cloud computing, the on-demand access to a shared pool of computing resources that can be configured and used as needed. At the same time, the consumption of IT assets is evolving through the adoption of SaaS, where customers can obtain software on a subscription, “pay-as-you go” model. This move to “just-in-time” sourcing for IT enables customers to obtain IT services and solutions when, where and how they need them.

As more companies begin to adopt virtualization and cloud computing, data centers are becoming more complex, with mainframe, physical servers, virtualized servers, and private, public and hybrid (a combination of public and private) cloud environments. As a result of this heightened complexity, we believe it is essential for companies to manage and secure all of their various computing environments.

To address these demands, we have built a broad portfolio of mainframe and distributed software products with a focus on:

•	Mainframe, where we are the leading independent software vendor. We continue to innovate on this platform that runs many of our largest customers’ most important applications. Our mainframe strategy is to help customers and partners simplify mainframe management, gain more value from existing technology and extend mainframe capabilities. In December 2010, we introduced CA Mainframe Chorus and CA Mainframe Chorus for DB2 Database Management to further help customers control costs and increase mainframe productivity and agility. CA Mainframe Chorus is an innovation in our Mainframe 2.0 strategy, which offers management capabilities designed to appeal to the next generation of mainframe staff while also offering productivity improvements to today’s mainframe experts.

•	Service Assurance, where we are a leader in application performance management and infrastructure management. We enable customers to simplify IT management by linking applications, real users, transactions and services with the underlying IT infrastructure. This provides a comprehensive, unified understanding of the real-time performance, risk and quality of business services and end-users’ experience across physical, virtual and cloud environments. As a result of our fiscal 2010 acquisition of NetQoS, Inc. (NetQoS) we now have one of the most complete service assurance technologies in the industry. Service Assurance products include CA Application Performance Management, CA Introscope® and CA Infrastructure Management.

•	Security (Identity and Access Management), where we make IT more secure across physical, virtual and cloud environments. Our solution, Content Aware Identity and Access Management, helps manage identities, control access and manage how information is used to minimize risk, boost compliance and enable organizations to safely and confidently adopt next-generation technologies. Our fiscal 2011 acquisition of Arcot added products to our portfolio that we believe will accelerate our cloud security strategy and the delivery of identity and access management solutions. Our security solutions include CA SiteMinder®, CA Access Control, CA Identity Manager, CA Arcot RiskForttm and CA Arcot WebFort®.

•	Project and Portfolio Management (PPM), where our CA Claritytm PPM product is designed to help customers improve IT investment decision-making, enhance productivity and execute projects at a higher value and lower cost. Our PPM products also include CA Idea Visiontm, CA Product Visiontm and CA Agile Visiontm.

•	Service Management, where we offer service desk management and IT asset management. We enable our customers to implement repeatable, measurable processes for defining, transitioning, delivering and supporting services and assets throughout their lifecycles. This allows our customers to improve service quality, user satisfaction and staff efficiency while maximizing the business value of their resources. Our solutions include CA Service Desk Manager, CA IT Asset Manager and CA Service Catalog.

•	Virtualization and Service Automation, where we enable customers to manage multiple virtual and underlying physical platforms to increase efficiency and reliability at a reduced cost. We manage virtualization centrally through real-time visibility and control, helping to improve quality and efficiency and reduce risk. In July 2010 we introduced five products in the CA Technologies virtual portfolio, and in September 2010 we added capacity management software for dynamic physical, virtual and cloud IT infrastructures with our acquisition of Hyperformix. Our solutions include CA Automation Suite for Data Centers, CA Client Automation and CA Workload Automation.

•	Cloud Computing, where we provide large enterprises with solutions to design, automate, secure and assure services to transform data centers into private clouds and leverage public cloud services. Cloud computing also creates opportunities to expand our reach to new markets. Our offerings such as those from our Arcot acquisition and our fiscal 2010 Nimsoft AS (Nimsoft) acquisition, as well as 3Tera AppLogic, enable new revenue streams and business models for managed service providers. These offerings also provide emerging enterprises, which we view as companies with annual revenue between $300 million and $2 billion, with subscription-based cloud services that help IT professionals of all skill levels quickly adopt best practices. Our solutions cover turnkey cloud platforms, automated capacity management, cloud vendor management services and cloud service quality assurance.

We offer our software products and solutions directly to our customers through our sales force and indirectly through global systems integrators, technology partners, managed service providers, solution providers, distributors and volume partners, and exclusive representatives. We deliver all of our products on-premises or, for certain products, using SaaS.

We license our products worldwide. We service companies across most major industries around the world, including banks, insurance companies, other financial services providers, government agencies, manufacturers, technology companies, retailers, educational organizations and health care institutions. The majority of the Global Fortune 500 uses our software to manage evolving IT environments.

Some of our business results are seasonal, including software license transactions and cash flows from operations. These business results typically increase during each consecutive quarter of our fiscal year, with the fourth quarter typically having the highest results.

Business strategy
Our industry is experiencing high levels of change as innovations in virtualization, cloud computing and SaaS offer new, high-value solutions to our customers’ business and IT needs. Our strategy is to help our customers manage, secure and automate IT and to make us their strategic partner as they deploy new technologies and maximize their investments in current systems and applications. Our strategy is intended to build on our core strengths in IT management and to position us to drive sales in next-generation markets, including virtualization, cloud and SaaS. We have continued our ongoing efforts to shift our product portfolio to higher growth areas and modified our routes to market to match customer preferences. We are focused on making additional progress in these areas. We are executing our strategy through a combination of internal development and targeted acquisitions that are intended to add key technologies to our portfolio and extend our reach into new markets and segments. We believe the continuing evolution of IT opens the door for us to cross-sell and up-sell solutions to existing customers and attract new customers, all of which should help us drive new sales of products. This strategy is providing opportunities to develop new addressable markets and revenue streams for us.

We serve a core set of large enterprise customers who have highly complex and heterogeneous computing environments. Many of our customers run critical applications on a mainframe, have sizeable physical systems and are adopting virtualization and cloud computing technologies. We believe they need to leverage their existing IT investments while taking advantage of new technologies and the on-demand delivery made possible by SaaS. We are focused on strengthening our relationships with these core customers through improved account management and reinvigorating our end-to-end customer experience. Simultaneously, we have refreshed our product and services portfolio, introducing or acquiring more than 40 new products within the last 12 months. This enables us to offer new products and support the value of our maintenance renewal stream, while at the same time adding new enterprise customers to CA Technologies.

In addition to investing in technologies to serve our core enterprise market, we also are extending our reach to emerging enterprises and emerging geographies (which we also refer to as our growth geographies), such as Asia, Eastern Europe and Latin America. These markets are generally experiencing rapid economic growth and accelerating demand for IT products and services. For us, emerging markets also includes Japan, where we are expanding our presence. In addition, new technologies are key to business development in Brazil, China, India, Mexico and southeast Asia. During fiscal 2011, we enhanced our ability to address these markets with the introduction of new SaaS, virtualization, cloud and security solutions.

Customers rely on various types of service providers to help them select, deploy and use IT services and products. We are increasing the number of our relationships and expanding existing relationships with these providers, particularly global outsourcers, regional managed service providers and communication network operators. At the same time, we are improving the capabilities of our products and services to meet the unique needs of service providers. For example, our acquisition of Torokina enhances our ability to meet the performance management needs for both internal IT and network operations within the communications service provider market. The acquisition of Arcot added technology for fraud prevention and authentication to address the needs of both enterprise users and financial service providers. We also introduced new versions of our CA Service Desk Manager product targeting the largest providers of help desk services.

We believe that emerging enterprises are early adopters of cloud services and seek the increased flexibility, convenience and reduced costs that cloud computing can offer. To realize the benefits of cloud computing, these emerging enterprises need effective solutions for management and security. We believe that there are more than 14,000 emerging enterprises worldwide, which significantly expands our addressable market. We are delivering a suite of capabilities designed to meet the specific needs of this market. For example, following our acquisition of Nimsoft in fiscal 2010, we introduced Nimsoft Unified Monitoring for enterprises and service providers to centrally monitor their entire IT infrastructures, from the data center to the cloud. Nimsoft is offered as both an on-premises solution and SaaS, and offers the simple, quick-to-deploy functionality this market segment requires. We also have introduced CA Clarity PPM On Demand and CA Service Desk Manager On Demand to expand our SaaS offerings. Managed service providers who predominantly serve emerging enterprises are adopting our new suite, which creates an important new route to market for us. These product introductions represent our initial steps to capitalize on this market, and we are continuing to expand our capabilities to address the needs of emerging enterprises.

Customers
We have a large and broad base of customers, including the majority of the Global Fortune 500. Most of our revenue is generated from enterprise customers who have the ability to make substantial commitments to software and hardware implementations. While we continue to focus on solutions to offer to these customers, our strategy is also aimed at expanding our reach in emerging markets. This includes expanding in new geographies and segments such as managed service providers and emerging enterprises. Our software products are used in a broad range of industries, businesses and applications. We currently serve customers across most major industries worldwide, including banks, insurance companies, other financial services providers, government agencies, manufacturers, technology companies, retailers, educational organizations and health care institutions.

When customers enter into software license agreements with us, they often pay for the right to use our software for a specified period of time. When the terms of these agreements expire, customers may either renew the license agreements or pay usage and maintenance fees, if applicable, for the right to continue to use our software, receive support, and/or receive future upgrades. Our customers’ satisfaction is important to us and we believe that our enhanced product portfolio allows us to maintain our customer base, cross-sell new software products and services to them, and attract new customers.

No single customer accounted for 10% or more of total revenue for fiscal 2011, 2010 and 2009. Approximately 9% of our total revenue backlog at March 31, 2011 is associated with multi-year contracts signed with the U.S. federal government and other U.S. state and local government agencies which are generally subject to any or all of the following: annual fiscal funding approval, renegotiation or termination at the discretion of the government.

Partners
Strategic partners are an important component of how we do business. We go to market with partners to increase sales in new market segments, complement our technology and services, provide more comprehensive offerings, and help build brand awareness. We continue to build strategic alliances to increase our share of currently served markets and penetrate additional markets. We are expanding our alliance partnerships globally, enhancing our network of regional “lead solution providers” who can extend our cloud technologies beyond our current customer base, and growing our next-generation offerings for service providers.

We work with several types of partners:

•	Global Systems Integrators (GSIs) offer our products and solutions in their business practices and leverage their process design, planning and vertical expertise to ensure that holistic solutions and services are enabled to benefit our customers.

•	Technology Partners enable strong product integration and technical collaboration of our products with their products to deliver comprehensive solutions for our customers’ IT environments. In addition to ensuring that our software remains compatible with complementary hardware and software, these partners help us adapt and respond to the emergence of new technologies and trends, such as virtualization and cloud computing, which is intended to ensure that our release of new IT solutions is coupled with management tools that support those installations.

•	Managed Service Providers use our software products and solutions to deliver IT services to organizations that prefer to outsource their IT operations or enable specific services provided by these partners. Products such as Spectrum and eHealth, as well as other products we have acquired through NetQoS, Nimsoft and 3Tera, are being selected as core elements of service provider platforms.

•	Solution Providers combine our software products with specialized consulting and professional services to provide enhanced, user-specific solutions to a particular market or sector. Their expertise in best practices, project management, implementation, training and other services adds value to our offerings as they target the needs of specialized customers.

•	Distributors and Volume Partners enable us to broaden our reach to the small and medium business market segment, as well as cover market segments with our catalog of SaaS services and hosting capabilities. These partners provide efficient and personalized local delivery, service and support to our customers.

•	Exclusive Representatives represent our interests in an emerging geography on an exclusive basis. These partners have been chosen for their deep understanding of the applicable territory and have an established business within the region.

Sales and marketing
We offer our solutions through our direct sales force and indirectly through our strategic partners. Our sales and marketing process includes carefully managing the customer lifecycle by continually improving the customer experience from purchase to deployment and beyond.

We are focused on reaching a broader range of customers and deepening existing relationships, which opens the door for us to cross-sell and up-sell additional solutions. Our maintenance renewal process provides opportunities for us to maintain our working relationship with customers as they continue to use and upgrade their environments with our technology. It also gives us the opportunity to offer our customers new solutions that address their needs. We rely on market analysis and customer insight to help us identify new market opportunities and provide fact-based insight on industry and customer trends, and we rely on our marketing organization to build awareness and demand for our products worldwide to help drive sales.

Our sales organization operates globally. We operate through branches, subsidiaries and partners around the world. Approximately 43% of our revenue in fiscal 2011 was from operations outside of the United States. At March 31, 2011, and March 31, 2010, we had approximately 3,500 and 3,400 sales and sales support personnel, respectively. In certain non-U.S. geographic locations, including in the Asia Pacific and Japan region, our primary routes to market are distributors and volume partners. In other non-U.S. geographic locations, principally in southern Eastern Europe, the Middle East and Africa, we utilize a franchise model with exclusive representatives as our primary route to market.

Customer lifecycle management
Our goal is to stay proactive and attuned to our customers’ needs. We have a coordinated process to guide customers and partners through installing, employing and leveraging IT management software. In fiscal 2011, we announced Go Live with CA Technologies to further enhance the customer and partner experience and value after the sale. This program integrates professional, educational and support services to enable our customers and partners to rapidly and successfully deploy their IT management software. Go Live with CA Technologies manages a customer’s post-sale lifecycle through four key phases. We provide personalized support (1) during the pre-implementation phase of the project, (2) at the outset of implementation, (3) during the critical first 90 days of implementation, and (4) over the longer term, by presenting value programs to customers to show them how to maximize the business value of our technology. These activities are proactive and allow us the opportunity to stay in touch with our customers and drive customer value at each phase of service.

Research and development
We invest in product development and enhancements to bring innovative solutions to market and ensure that our products are compatible with hardware and operating system changes and our customers’ evolving needs. We focus our development efforts for new and updated products by investing in areas we believe are important to our customers: mainframe; service assurance; security (identity and access management); project and portfolio management; service management; virtualization and service automation and cloud computing.

Our 5,600 engineers are primarly in Beijing, China; Prague, the Czech Republic; Hyderabad, India; Herzliya, Israel; and the United States. In the United States, product development is primarily performed at our facilities in Redwood City and San Francisco, California; Lisle, Illinois; Framingham, Massachusetts; Ewing, New Jersey; Islandia, New York; Pittsburgh, Pennsylvania; Plano and Austin, Texas; and Herndon, Virginia. Our engineers work collaboratively in both physical and virtual labs, increasingly using an agile development methodology. Among other things, agile development is intended to enable the incorporation of new customer insights throughout the development process, which in turn strengthens our ability to bring to market leading-edge innovations that deliver real business value to our customers.

Our research and development activities also include a number of efforts to support our technical community in its pursuit of leading solutions for customers. We continue to use CA Technologies Labs on Demand to strengthen our relationships with research communities by working with academia, professional associations, industry standards bodies, customers and partners to explore novel products and emerging technologies. Our CA Council for Technical Excellence leads innovative projects designed to promote communication, collaboration and synergy throughout our global technical community. The CA Architecture Board helps us ensure a strong central architecture that supports our growth strategy and our Distinguished Engineer Board encourages and recognizes excellence in engineering.

To keep us on top of major technological advances and to ensure our products continue to work well with those of other vendors, we are active in most major industry standards organizations and take the lead on many issues. Our professionals are certified across key standards, including ITIL®, PMI and CISPP, and possess knowledge and expertise in key vertical markets, such as financial services, government, telecommunications, insurance, health care, manufacturing and retail. Further, we were the first major software company to earn the ISO’s 9001:2000 Global Certification. In addition, our Global IT Operations have attained ISO/IEC 20000-1:2005 and ISO/IEC 27001:2005 certifications. These certifications demonstrate our leadership in IT service management and information security.

We have charged to operations $471 million, $468 million and $479 million in fiscal 2011, 2010 and 2009, respectively, for product development and enhancements. In fiscal 2011, 2010 and 2009, we capitalized costs of $170 million, $188 million and $129 million, respectively, for internally developed software.

Intellectual property
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

Our patent portfolio includes more than 500 issued patents and 700 pending applications in the United States and the European Union. The patents generally expire at various times over the next 20 years. Although the durations and geographic coverage for our patents may vary, we believe our patent portfolio adequately protects our interests.

The source code for our products is protected both as trade secrets and as copyrighted works. Some of our customers are beneficiaries of a source code escrow arrangement that enables them to obtain a contingent, limited right to access our source code.

Although we have a number of patents and pending applications that may be of value to various aspects of our products and technology, we are not aware of any single patent that is essential to us or to any of our principal business product areas.

Product licensing
Our licensing model offers customers a wide range of purchasing and payment options. Under our flexible licensing terms, customers can license our software products under multi-year licenses or on a month-to-month basis, with most customers choosing terms of one-to-three years, although longer terms are sometimes negotiated by customers in order to obtain greater cost certainty. We also help customers reduce uncertainty by providing a standard pricing schedule based on simple usage tiers. With respect to licenses sold for our mainframe products, we offer our customers the right to receive unspecified future software products for no additional fee, and we include maintenance during the term of the license. With respect to licenses sold for most of our distributed products, we do not offer our customers unspecified future software products and do not always include maintenance with the license sale. For a description of our revenue recognition policies, refer to Note 1, “Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements.

Competition
Our industry is highly competitive. We believe that the enterprise IT management software and solutions business is marked by rapid technological change, the steady emergence of new companies and products, evolving industry standards and changing customer needs. We compete with many established companies in the markets we serve. Some of these companies have substantially greater financial, marketing and technological resources; broader distribution capabilities; earlier access to customers; and a greater opportunity to address customers’ various information technology requirements than we do. These factors may, at times, provide some of our competitors with an advantage in penetrating markets with their products. Our primary competitors include BMC Software, Compuware Corporation, Hewlett-Packard Company, International Business Machines, Oracle Corporation, and VMware, Inc.

We also compete with many smaller, less established companies that may be able to focus more effectively on specific product areas or markets. Because of the breadth of our product portfolio, we have competitors who may only compete with us in one product area and other competitors who compete across most or all of our product portfolios.

We believe our competitive differentiators include: our independence (since our products are not linked to a proprietary hardware, software or operating system platform); industry vision; expertise; product quality, functionality, performance, integration and manageability, and breadth of product offerings; customer support; frequency of upgrades and updates; pricing, brand name recognition; and reputation.

Employees
The table below sets forth the approximate number of employees by location and functional area at March 31, 2011:

	EMPLOYEES		EMPLOYEES
LOCATION	AT MARCH 31, 2011	FUNCTIONAL AREA	AT MARCH 31, 2011

Corporate headquarters	1,600	Professional services	1,200
		Support services	1,600
Other U.S. offices	5,400	Selling and marketing	4,000
		General and administrative	2,200
International offices	6,400	Product development	4,400

Total	13,400	Total	13,400

At March 31, 2011, and 2010, we had approximately 13,400 and 13,800 employees, respectively.

(d)	Financial information about geographic areas
Refer to Note 18, “Segment and Geographic Information” in the Notes to the Consolidated Financial Statements for financial data pertaining to our segment and geographic operations.

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

Our corporate website address is www.ca.com. All filings we make with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and any amendments thereto filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available for free in the investor relations section of our website (www.ca.com/investor) as soon as reasonably practicable after they are filed with or furnished to the SEC. Our SEC filings are available to be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be obtained for free on the SEC’s website at www.sec.gov. The reference to our website address does not constitute inclusion or incorporation by reference of the information contained on our website in this Form 10-K or other filings with the SEC, and the information contained on our website is not part of this document.

The investor relations section of our website (www.ca.com/investor) also contains information about our initiatives in corporate governance, including: our corporate governance principles; information about our Board of Directors (including specific procedures for communicating with them); information concerning our Board Committees, including the charters of the Audit Committee, the Compensation and Human Resources Committee, the Corporate Governance Committee, and the Compliance and Risk Committee; and our Code of Conduct: Information and Resource Guide (applicable to all of our employees, including our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and our directors). These documents can also be obtained in print by writing to our Corporate Secretary, CA, Inc., One CA Plaza, Islandia, NY 11749.

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
Our current business strategy emphasizes accelerating our growth. As more fully described in Part  I, Item 1. “Business,” this strategy is designed to build on our portfolio of software and services to meet next-generation market opportunities. The success of this growth strategy could be affected by many of the risk factors discussed in this Form 10-K and also by our ability to:

•	Increase sales in new and emerging enterprises and markets where we currently may not have a strong presence and where we may have a dependence on unfamiliar distribution partners and routes;

•	Enable our sales force to sell new products, including instances where our offerings are of a type not previously provided by us;

•	Improve the CA Technologies brand in the marketplace, including as it relates to our ability to sell new products and penetrate new or emerging markets; and

•	Ensure our set of cloud computing, SaaS and other new offerings address the needs of a rapidly changing market, while not adversely affecting the demand for our traditional products or our profitability.

Failure to achieve success with this strategy while maintaining our core business could materially adversely affect our business, financial condition, operating results and cash flow.

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

General economic conditions and credit constraints, or unfavorable economic conditions in a particular region, business or industry sector, may lead our customers to delay or forgo technology investments and could have other impacts, any of which could materially adversely affect our business, financial condition, operating results and cash flow.
Our products are designed to improve the productivity and efficiency of our customers’ information processing resources. However, a general slowdown in the global economy, or in a particular region, or business or industry sector (such as the financial services sector), or tightening of credit markets, could cause customers to: have difficulty accessing credit sources; delay contractual payments; or delay or forgo decisions to (i) license new products (particularly with respect to discretionary spending for software), (ii) upgrade their existing environments or (iii) purchase services. Any such impacts could materially adversely affect our business, financial condition, operating results and cash flow.

Such a general slowdown in the global economy may also materially affect the global banking system, including individual institutions as well as a particular business or industry sector, which could cause further consolidations or failures in such a sector. Approximately one third of our revenue is derived from arrangements with financial institutions (i.e., banking, brokerage and insurance companies). The majority of these arrangements are for the renewal of mainframe capacity and maintenance associated with transactions processed by our financial institution customers. While we cannot predict what impact there may be on our business from further consolidation of the financial industry sector, or the impact from the economy in general on our business, to date the impact has not been material to our balance sheet, results of operations or cash flows. The vast majority of our subscription and maintenance revenue in any particular reporting period comes from contracts signed in prior periods, generally pursuant to contracts ranging in duration from three to five years.

Any of these events could affect the manner in which we are able to conduct business, including within a particular industry sector or market and could materially adversely affect our business, financial condition, operating results and cash flow.

Failure to expand our partner programs related to the sale of CA solutions may result in lost sales opportunities, increases in expenses and a weakening in our competitive position.
We sell CA solutions through global systems integrators, technology partners, managed service providers, solution providers, distributors of volume partners and exclusive representatives in partner programs that require training and expertise to sell these solutions, and global penetration to grow these aspects of our business. The failure to expand these partner programs and penetrate these markets could materially adversely affect our success with partners, resulting in lost sales opportunities and an increase in expenses, as well as weaken our competitive position.

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

•	We may find that the acquired company or assets do not further improve our financial and strategic position as planned;

•	We may have difficulty integrating the operations, facilities, personnel and commission plans of the acquired business;

•	We may have difficulty forecasting or reporting results subsequent to acquisitions;

•	We may have difficulty retaining the skills needed to further market, sell or provide services on the acquired products in a manner that will be accepted by the market;

•	We may have difficulty incorporating the acquired technologies or products into our existing product lines;

•	We may have product liability, customer liability or intellectual property liability associated with the sale of the acquired company’s products;

•	Our ongoing business may be disrupted by transition or integration issues and our management’s attention may be diverted from other business initiatives;

•	We may be unable to obtain timely approvals from governmental authorities under applicable competition and antitrust laws;

•	We may have difficulty maintaining uniform standards, controls, procedures and policies;

•	Our relationships with current and new employees, customers and distributors could be impaired;

•	An acquisition may result in increased litigation risk, including litigation from terminated employees or third parties; and

•	Our due diligence process may fail to identify significant issues with the acquired company’s product quality, financial disclosures, accounting practices, internal control deficiencies, including material weaknesses, product architecture, legal and tax contingencies and other matters.

These factors could materially adversely affect our business, results of operations, financial condition and cash flow, particularly in the case of a large acquisition or number of acquisitions. To the extent we issue shares of stock or other rights to purchase stock, including options, to pay for acquisitions or to retain employees, existing stockholders’ interests may be diluted and income per share may decrease.

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

We also face competition from numerous smaller companies that specialize in specific aspects of the highly fragmented software industry, and from shareware authors that may develop competing products. In addition, new companies enter the market on a frequent and regular basis, offering products that compete with those offered by us. Moreover, certain customers historically have developed their own products that compete with those offered by us. The competition may affect our ability to attract and retain the technical skills needed to provide services to our customers, forcing us to become more reliant on delivery of services through third parties. This, in turn, could increase operating costs and decrease our revenue, profitability and cash flow. Additionally, competition from any of these sources could result in price reductions or displacement of our products, which could materially adversely affect our business, financial condition, operating results and cash flow.

Our competitors include large vendors of hardware and operating system software and service providers. The widespread inclusion of products that perform the same or similar functions as our products bundled within computer hardware or other companies’ software products, or services similar to those provided by us, could reduce the perceived need for our products and services, or render our products obsolete and unmarketable. Furthermore, even if these incorporated products are inferior or more limited than our products, customers may elect to accept the incorporated products rather than purchase our products. In addition, the software industry is currently undergoing consolidation as software companies seek to offer more extensive suites and broader arrays of software products and services, as well as integrated software and hardware solutions. This consolidation may adversely affect our competitive position, which could materially adversely affect our business, financial condition, operating results and cash flow. Refer to Part I, Item 1, “Business — (c) Narrative Description of the Business — Competition,” for additional information.

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
If we fail to keep pace with, or in certain cases lead, technological change in our industry, that failure could materially adversely affect our business. We operate in a highly competitive industry characterized by rapid technological change, evolving industry standards, and changes in customer requirements and delivery methods. During the past several years, many new technological advancements and competing products entered the marketplace. The distributed systems and application management markets in which we operate are far more crowded and competitive than our traditional mainframe systems management markets.

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
The largest suppliers of systems and computing software are, in most cases, the manufacturers of the computer hardware systems used by most of our customers. Historically, these companies have from time to time modified or introduced new operating systems, systems software and computer hardware. In the future, such new products from these companies could incorporate features that perform functions currently performed by our products, or could require substantial modification of our products to maintain compatibility with these companies’ hardware or software. Although we have to date been able to adapt our products and our business to changes introduced by hardware manufacturers and system software developers, there can be no assurance that we will be able to do so in the future. Failure to adapt our products in a timely manner to such changes or customer decisions to forgo the use of our products in favor of those with comparable functionality contained either in their hardware or operating system could materially adversely affect our business, financial condition, operating results and cash flow.

Certain software that we use in our products is licensed from third parties and thus may not be available to us in the future, which has the potential to delay product development and production and, therefore, could materially adversely affect our business, financial condition, operating results and cash flow.
Some of our solutions contain software licensed from third parties. Some of these licenses may not be available to us in the future on terms that are acceptable to us or allow our products to remain competitive. The loss of these licenses or the inability to maintain any of them on commercially acceptable terms could delay development of future products or the enhancement of existing products. We may also choose to pay a premium price for such a license in certain circumstances where continuity of the licensed product would outweigh the premium cost of the license. The unavailability of these licenses or the necessity of agreeing to commercially unreasonable terms for such licenses could materially adversely affect our business, financial condition, operating results and cash flow.

Certain software we use is from open source code sources, which, under certain circumstances, may lead to unintended consequences and, therefore, could materially adversely affect our business, financial condition, operating results and cash flow.
Some of our products contain software from open source code sources. The use of such open source code may subject us to certain conditions, including the obligation to offer our products that use open source code for no cost. We monitor our use of such open source code to avoid subjecting our products to conditions we do not intend. However, the use of such open source code may ultimately subject some of our products to unintended conditions, which could require us to take remedial action that may divert resources away from our development efforts and therefore could materially adversely affect our business, financial condition, operating results and cash flow.

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

Consequently, the discovery of errors in our products after delivery could materially adversely affect our business, financial condition, operating results and cash flow.

We have a significant amount of debt. Changes in market conditions or our ratings could increase our interest costs and adversely affect the cost of refinancing our debt and our ability to refinance our debt, which could materially adversely affect our business, financial condition, operating results and cash flow.
At March 31, 2011, we had $1,551 million of debt outstanding, consisting mostly of unsecured fixed-rate senior note obligations and credit facility borrowings. Refer to Note 9, “Debt,” in the Notes to the Consolidated Financial Statements for the payment schedule of our long-term debt obligations. Our senior unsecured notes are rated by Moody’s Investors Service, Fitch Ratings, and Standard and Poor’s. These agencies or any other credit rating agency could downgrade or take other negative action with respect to our credit ratings in the future. If our credit ratings were downgraded or other negative action is taken, we could be required to, among other things, pay additional interest on outstanding borrowings under our principal revolving credit agreement. Any downgrades could affect our ability to obtain additional financing in the future and may affect the terms of any such financing.

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
Our future success is highly dependent upon our proprietary technology, including our software and our source code for that software. Failure to protect such technology could lead to the loss of valuable assets and our competitive advantage. We protect our proprietary information through the use of patents, copyrights, trademarks, trade secret laws, confidentiality procedures and contractual provisions. Notwithstanding our efforts to protect our proprietary rights, policing unauthorized use or copying of our proprietary information is difficult. Unauthorized use or copying occurs from time to time and litigation to enforce intellectual property rights could result in significant costs and diversion of resources. Moreover, the laws of some foreign jurisdictions do not afford the same degree of protection to our proprietary rights as do the laws of the United States. For example, for some of our products, we rely on “shrink-wrap” or “click-on” licenses, which may be unenforceable in whole or in part in some jurisdictions in which we operate. In addition, patents we have obtained may be circumvented, challenged, invalidated or designed around by other companies. If we do not adequately protect our intellectual property for these or other reasons, our business, financial condition, operating results and cash flow could be materially adversely affected. Refer to Part I , Item 1, “Business — (c) Narrative Description of the Business — Intellectual Property,” for additional information.

The number, terms and duration of our license agreements as well as the timing of orders from our customers and channel partners, may cause fluctuations in some of our key financial metrics, which may affect our quarterly financial results.
Historically, a substantial portion of our license agreements are executed in the last month of a quarter and the number of contracts executed during a given quarter can vary substantially. In addition, we experience a historically long sales cycle, which is driven in part by the varying terms and conditions of our software contracts. These factors can make it difficult for us to predict sales and cash flow on a quarterly basis. Any failure or delay in executing new or renewed license agreements in a given quarter could cause declines in some of our key financial metrics (e.g., revenue or cash flow), and, accordingly, increases the risk of unanticipated variations in our quarterly results and financial condition.

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

Our sales to government clients subject us to risks, including early termination, renegotiation, audits, investigations, sanctions and penalties.
Approximately 9% of our total revenue backlog at March 31, 2011 is associated with multi-year contracts signed with the U.S. federal government and other U.S. state and local government agencies. These contracts are generally subject to annual fiscal funding approval, may be renegotiated or terminated at the discretion of the government, or all of these. Termination, renegotiation or funding for a contract could adversely affect our sales, revenue and reputation. Additionally, our government contracts are generally subject to audits and investigations, which could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with the government, which could materially adversely affect our business, financial condition, operating results and cash flow.

Our customers’ data centers and IT environments may be subject to hacking or other breaches, harming customer relationships and the market perception of the effectiveness of our products.
An actual or perceived breach of our customers’ network security allowing access to our customers’ data centers or other parts of their IT environments, regardless of whether the breach is attributable to our products, may cause contractual disputes and may negatively affect the market perception of the effectiveness of our products. Because the techniques used by computer hackers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. Alleviating any of these problems could require significant expenditures of our capital and diversion of our resources from development efforts. Additionally, these efforts could cause interruptions, delays or cessation of our product licensing, or modification of our software, which could cause us to lose existing or potential customers, which could materially adversely affect our business, financial condition, operating results and cash flow.

Our software products, data centers and IT environments may be subject to hacking or other breaches, resulting in a loss or misuse of proprietary and/or confidential information and harm to the market perception of the effectiveness of our products.
We expect to be an ongoing target of attacks specifically designed to impede the performance of our products. Similarly, experienced computer programmers or hackers may attempt to penetrate our network security or the security of our data centers and IT environments and misappropriate proprietary and/or confidential information of the Company, its employees or other individuals or cause interruptions of our services. Although we believe we have sufficient controls in place to prevent significant external disruptions, if these intentionally disruptive efforts are successful, our activities could be adversely affected, our reputation and future sales could be harmed and our business, financial condition, operating results and cash flow could be materially adversely affected.

We may lose access to third-party code and specifications for the development of code, which could materially adversely affect our ability to develop software compatible with third-party software products in the future.
In the past, we have either directly licensed from third parties, or used within the scope of our customer’s license, code and information for third-party software and hardware that enables us to develop compatible products and interfaces. Such code and information includes: “source code,” which is human-readable and makes the software understandable to programmers; “object code,” which is machine-readable and can be directly executed by a computer; beta and evaluation software; microcode and firmware that implement machine instructions on hardware; and technical documentation. Since the availability of this code and information facilitated the development of systems and applications software that interfaces with the third-party software and hardware, independent software vendors, such as us, were able to develop and market compatible software. Some software providers and hardware manufacturers, including some of the largest vendors, have a policy of restricting the use or availability of their code or technical documentation for some of their operating systems, applications, or hardware. To date, this policy has not had a material effect on us. Some companies, however, may adopt more restrictive policies in the future or impose unfavorable terms and conditions for such access. These restrictions may, in the future, result in higher research and development costs for us in connection with the enhancement and modification of our existing products and the development of new products. There can be no assurance that any additional restrictions would not materially adversely affect our business, financial condition, operating results and cash flow.

Third parties could claim that our products infringe their intellectual property rights or that we owe royalty payments to them, which could result in significant litigation expense or settlement with unfavorable terms, which could materially adversely affect our business, financial condition, operating results and cash flow.
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
Our consolidated financial results are reported in U.S. dollars. Most of the revenue and expenses of our foreign subsidiaries are denominated in local currencies. Given that cash is typically received over an extended period of time for many of our license agreements and given that a substantial portion of our revenue is generated outside of the U.S., fluctuations in foreign currency exchange rates against the U.S. dollar could result in substantial changes in reported revenues and operating results due to the foreign currency impact upon translation of these transactions into U.S. dollars.

In the normal course of business, we employ various strategies to manage these risks, including the use of derivative instruments. These strategies may not be effective in protecting us against the effects of fluctuations from movements in foreign exchange rates. Fluctuations of the foreign currency exchange rates could materially adversely affect our business, financial condition, operating results and cash flow.

We have outsourced various functions to third parties and these arrangements may not be successful, thereby resulting in increased costs, or may adversely affect service levels and our public reporting.
We have outsourced various functions to third parties, including certain development and other administrative functions, and may outsource additional functions to third-party providers in the future. We rely on those third parties to provide services on a timely and effective basis. Although we periodically monitor the performance of these third parties and maintain contingency plans in case the third parties are unable to perform as agreed, we do not ultimately control the performance of our outsourcing partners. The failure of third-party outsourcing partners to perform as expected or as contractually required could result in significant disruptions and costs to our operations, which could materially adversely affect our business, financial condition, operating results and cash flow and our ability to file our financial statements with the SEC timely or accurately.

Potential tax liabilities may materially adversely affect our results.
We are subject to income taxes in the United States and in numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, we engage in many transactions and calculations where the ultimate tax determination is uncertain.

We are regularly under audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from that which is reflected in our income tax provisions and accruals. Additional tax assessments resulting from audit, litigation, or changes in tax laws may result in increased tax provisions or payments which could materially adversely affect our business, financial condition, operating results and cash flow in the period or periods in which that determination is made.

Item 1B. Unresolved staff comments.

None.

Item 2. Properties.

Our principal real estate properties are located in areas necessary to meet sales and operating requirements. All of the properties are considered to be both suitable and adequate to meet current and anticipated operating requirements.

At March 31, 2011, we leased 61 facilities throughout the United States, including our corporate headquarters located in Islandia, New York, and 98 facilities outside the United States. Our lease obligations expire on various dates with the longest commitment extending to 2023. We believe that substantially all of our leases will be renewable at market terms at our option as they become due.

We own one facility in Germany totaling approximately 100,000 square feet, two facilities in Italy totaling approximately 140,000 square feet, two facilities in India totaling approximately 455,000 square feet and one facility in the United Kingdom totaling approximately 215,000 square feet.

We utilize our leased and owned facilities for sales, technical support, research and development and administrative functions.

Item 3. Legal proceedings.

Refer to Note 12, “Commitments and Contingencies,” in the Notes to the Consolidated Financial Statements for information regarding certain legal proceedings, the contents of which are herein incorporated by reference.

Item 4. Removed and reserved.

* * *

Executive Officers of the Registrant.
The name, age, present position, and business experience for at least the past five years of our executive officers at May 13, 2011 are listed below:

William E. McCracken, 68, has been Chief Executive Officer of the Company since January 2010 and a director of the Company since 2005. He was non-executive Chairman of the Board from June 2007 to September 2009 and interim Executive Chairman of the Board from September 2009 to January 2010, and he served as executive Chairman of the Board from January 2010 to May 2010. He was President of Executive Consulting Group, LLC from 2002 to January 2010. During a 36-year tenure at International Business Machines Corporation (IBM), a manufacturer of information processing products and a technology, software and networking systems manufacturer and developer, Mr. McCracken held several executive positions, including General Manager of the IBM Printing Systems Division and General Manager of Worldwide Marketing of IBM PC Company. From 1995 to 2001, he served on IBM’s Worldwide Management Council, a group of the top 30 executives at IBM.

Nancy E. Cooper, 57, has been Executive Vice President and Chief Financial Officer of the Company since she joined the Company in August 2006. From December 2001 to August 2006, she served as Senior Vice President and Chief Financial Officer of IMS Health Incorporated (IMS Health), a leading provider of information solutions to the pharmaceutical and healthcare industries. Ms. Cooper began her career at IBM, where she held positions of increasing responsibility over a 22-year period, including Chief Financial Officer of the Global Industries Division, Assistant Corporate Controller, and Controller and Treasurer of IBM Credit Corporation.

David C. Dobson, 48, has been the Company’s Executive Vice President and Group Executive, Customer Solutions Group since July 2010. He is responsible for managing the Company’s broad portfolio of products and solutions for mainframe, distributed and cloud computing environments. Prior to joining the Company, Mr. Dobson served as Executive Vice President and Chief Strategy and Innovation Officer of Pitney Bowes Inc. (Pitney Bowes), a manufacturer of software and hardware and a provider of services related to documents, packaging, mailing and shipping, where he was responsible for leading the development of the company’s long-term strategy from June 2008 to July 2009. In addition, he also served as President of Pitney Bowes Management Services, Inc., a wholly owned subsidiary of Pitney Bowes Inc., from August 2009 to July 2010. Prior to joining Pitney Bowes, he was Chief Executive Officer of Corel Corporation, a computer software company specializing in graphics processing, from 2005 to 2008. Before joining Corel Corporation, Mr. Dobson spent 19 years at IBM, where he held a number of senior management positions.

George J. Fischer, 48, has been the Company’s Executive Vice President and Group Executive, Worldwide Sales and Operations since June 2010. He is responsible for all sales for the Company. In addition to worldwide sales and marketing, he leads a wide-range of customer facing activities globally, including professional services, support and ensuring overall customer success. Since joining the Company in 1999, Mr. Fischer has held a number of senior management positions, including Executive Vice President, Global Sales and Marketing from 2009 to July 2010, Executive Vice President and General Manager, Worldwide Sales from 2007 to 2009, and Senior Vice President and General Manager of North America Sales from 2004 to 2007. Before joining the Company, Mr. Fischer held a number of leadership positions at Platinum Technology Inc., a provider of software products and IT consulting services.

Amy Fliegelman Olli, 47, has been Executive Vice President and General Counsel of the Company since February 2007. She is responsible for all of the Company’s legal, compliance and internal audit functions worldwide. Ms. Fliegelman Olli joined the Company in September 2006. From September 2006 to February 2007, she served as Executive Vice President and Co-General Counsel of the Company. Before September 2006, Ms. Fliegelman Olli spent nearly 20 years in various senior-level legal positions with divisions of IBM, most recently as General Counsel — Americas and Global Coordinator for Sales and

Distribution, where she was responsible for a team of more than 200 lawyers in the U.S., Europe, Latin America and Canada and for coordination of all of IBM’s sales and distribution lawyers on a global basis.

Phillip J. Harrington, Jr., 54, has been the Company’s Executive Vice President, Risk, and Chief Administrative Officer since June 2010. He is responsible for the Company’s human resources, education, administrative services, risk management, information services and government relations operations globally. Previously, Mr. Harrington served as a director at Deloitte & Touche LLP, a provider of audit, tax, consulting, enterprise risk and financial advisory services, where he served clients in the areas of general management consulting, operational risk management and regulation. Prior to joining Deloitte & Touche in 2008, he spent 20 years at Prudential Financial, Inc., a provider of insurance, investment management, and other financial products and services, where he held a number of senior management positions.

William L. Hughes, 51, has been Chief Communications Officer of the Company since June 2010. He is responsible for media relations, employee and executive communications and corporate philanthropy, working closely with the Company’s government affairs, marketing and investor relations departments. Mr. Hughes joined the Company in 2006, serving as Corporate Senior Vice President, Global Communications until July 2010. Before joining the Company, Mr. Hughes was Senior Vice President, Global Communications and Public Affairs at IMS Health from 2004 to 2006. Previously, he spent eight years at IBM, where he held a number of senior executive positions, including Vice President, Media, and Vice President, Communications — APAC, based in Tokyo.

Jacob Lamm, 46, has been the Company’s Executive Vice President, Strategy and Corporate Development since February 2009. He is responsible for directing the Company’s overall business strategy, as well as the Company’s strategy for acquisitions. Mr. Lamm has held various management positions since joining the Company in 1998. He served as the Company’s Executive Vice President, Governance Group from January 2008 to February 2009, as Executive Vice President and General Manager, Business Service Optimization Business Unit from March 2007 to January 2008, as Senior Vice President, General Manager and Business Unit Executive from April 2005 to March 2007, and as Senior Vice President, Development from October 2003 to April 2005.

Part II

Item 5. Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities.

Our common stock is traded on The NASDAQ Global Select Market tier of The NASDAQ Stock Market LLC (“NASDAQ”) under the symbol “CA.” The following table sets forth, for the fiscal quarters indicated, the quarterly high and low closing sales prices on NASDAQ:

	FISCAL 2011		FISCAL 2010
	HIGH	LOW	HIGH	LOW

Fourth Quarter	$25.57	$22.43	$23.80	$21.52
Third Quarter	$24.89	$21.18	$23.91	$20.68
Second Quarter	$21.24	$17.96	$22.99	$16.44
First Quarter	$23.85	$18.40	$18.27	$16.75

On March 31, 2011, the closing price for our common stock on NASDAQ was $24.18. At March 31, 2011, we had approximately 7,200 stockholders of record.

We have paid cash dividends each year since July 1990. For fiscal 2011, 2010 and 2009, we paid annual cash dividends of $0.16 per share, which have been paid out in quarterly installments of $0.04 per share as and when declared by the Board of Directors.

On May 12, 2011, we announced an increase of the Company’s regular quarterly dividend to $0.05 per share as and when declared by the Board of Directors.

Purchases of equity securities by the issuer
The following table sets forth, for the months indicated, our purchases of common stock in the fourth quarter of fiscal 2011:

Issuer purchases of equity securities

				APPROXIMATE
			TOTAL NUMBER	DOLLAR VALUE OF
			OF SHARES	SHARES THAT
			PURCHASED AS	MAY YET BE
	TOTAL NUMBER	AVERAGE	PART OF PUBLICLY	PURCHASED UNDER
PERIOD	OF SHARES	PRICE PAID	ANNOUNCED PLANS	THE PLANS
(DOLLARS IN THOUSANDS, EXCEPT AVERAGE PRICE PAID PER SHARE)	PURCHASED	PER SHARE	OR PROGRAMS	OR PROGRAMS

January 1, 2011 — January 31, 2011	483,700	$24.72	483,700	$317,794
February 1, 2011 — February 28, 2011	583,700	$24.75	583,700	$303,350
March 1, 2011 — March 31, 2011	914,630	$23.55	914,630	$281,807

Total	1,982,030		1,982,030

During April 2010, we completed the $250 million stock repurchase program authorized by our Board of Directors on October 29, 2008, by repurchasing approximately 0.8 million shares of our common stock for approximately $20 million.

On May 12, 2010, our Board of Directors approved a stock repurchase program that authorizes us to acquire up to $500 million of our common stock. We will fund the amount remaining under this program with available cash on hand and repurchase shares on the open market from time to time based on market conditions and other factors.

Under this program, we have repurchased approximately 10.5 million shares of our common stock for approximately $218 million at March 31, 2011.

On May 12, 2011, our Board of Directors approved a stock repurchase program that authorized us to acquire up an to an additional $500 million of our common stock, in addition to the previous program approved on May 12, 2010. We will fund the program with available cash on hand and repurchase shares on the open market from time to time based on market conditions and other factors.

Item 6. Selected financial data.

The information set forth below should be read in conjunction with the “Results of Operations” section included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Statement of operations data

	YEAR ENDED MARCH 31,
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)	2011(1)	2010(1)	2009(1)	2008(1)	2007(1)

Revenue	$4,429	$4,227	$4,138	$4,179	$3,842
Income from continuing operations(2)	823	759	661	472	85
Basic income from continuing operations per share	1.60	1.46	1.27	0.91	0.16
Diluted income from continuing operations per share	1.60	1.45	1.27	0.91	0.16
Dividends declared per common share	0.16	0.16	0.16	0.16	0.16

Balance sheet and other data

	AT MARCH 31,
(IN MILLIONS)	2011	2010	2009	2008	2007

Cash provided by continuing operating activities	$1,377	$1,336	$1,184	$1,062	$1,027
Working capital surplus (deficit)	447	409	147	213	(34)
Working capital, excluding deferred revenue(3)	3,047	2,913	2,553	2,860	2,343
Total assets	12,414	11,888	11,241	11,731	11,479
Long-term debt (less current maturities)	1,282	1,530	1,287	2,155	2,472
Stockholders’ equity	5,620	4,987	4,362	3,750	3,716

(1)	Information presented excludes the results of our discontinued operations.

(2)	In fiscal 2010, 2009 and 2008, we incurred after-tax charges of $33 million, $64 million and $74 million, respectively, for restructuring and other costs.

In fiscal 2007, we also incurred after-tax charges of $6 million for write-offs of in-process research and development costs due to acquisitions.

(3)	Deferred revenue includes amounts billed or collected in advance of revenue recognition, including subscription license agreements, maintenance, and professional services. It does not include unearned revenue on future installments not yet billed at the respective balance sheet dates.

ITEM 7. Management’s discussion and analysis of financial condition and results of operations.

Introduction
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) is intended to provide an understanding of our financial condition, changes in financial condition, cash flow, liquidity and results of operations. This MD&A should be read in conjunction with our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-K and the Risk Factors included in Part I, Item 1A of this Form 10-K as well as other cautionary statements and risks described elsewhere in this Form 10-K.

Business overview
We are the leading independent enterprise information technology (IT) management software and solutions company with expertise across IT environments — from mainframe and physical to virtual and cloud. We develop and deliver software and services that help organizations manage, secure and automate their IT infrastructures and deliver more flexible IT services. This allows companies to more effectively and efficiently respond to business needs.

We address components of the computing environment, including people, information, processes, systems, networks, applications and databases, regardless of the hardware or software customers are using. We license our products worldwide. We service companies across most major industries worldwide, including banks, insurance companies, other financial services providers, government agencies, manufacturers, technology companies, retailers, educational organizations and health care institutions. These customers typically maintain IT infrastructures that are both complex and central to their objectives for operational excellence.

We are the leading independent software vendor in the mainframe space, and we continue to innovate on the mainframe platform, which runs many of our largest customers’ most important applications. As the IT landscape continues to evolve, more companies are seeking to improve the efficiency and availability of their IT resources and applications through virtualization, which enables users to run multiple virtual machines on each physical machine and thereby reduce operating costs associated with physical infrastructure. Virtualization is essential to the evolution of cloud computing, the on-demand access to a shared pool of computing resources that can be configured and used as needed. At the same time, the consumption of IT assets is evolving through the adoption of Software-as-a-Service (SaaS), where customers can obtain software on a subscription, “pay-as-you go” model.

As more companies begin to adopt virtualization and cloud computing, data centers are becoming more complex, with mainframes, physical servers, virtualized servers and private, public and hybrid (a combination of public and private) cloud environments. As a result of this heightened complexity, we believe it is essential for companies to effectively manage and secure all of their various computing environments.

We have a broad portfolio of software solutions that address customer needs, including mainframe; service assurance; security (identity and access management); project and portfolio management; service management; virtualization and service automation; and cloud computing. We deliver our products on-premises or, for certain products, using SaaS.

Our strategy is to help our customers manage, secure and automate IT and to make us their strategic partner as they deploy new technologies and maximize their investments in current systems and applications. This strategy emphasizes accelerating our growth by continuing to build on our portfolio of software and services to address customer needs in the above-mentioned areas of focus through a combination of internal development and acquired technologies. We believe this strategy builds on our core strengths in IT management while also positioning us to compete in high-growth markets, including virtualization, cloud and SaaS. We are also seeking to expand our business beyond our traditional core customers, generally consisting of large enterprises, to reach what we refer to as “emerging enterprises” or “growth accounts” (which we define as companies with revenue of $300 million to $2 billion) and customers in “emerging geographies” or “growth geographies”. We are increasing the number of our relationships and expanding existing relationships with various types of service providers, particularly global outsourcers, regional managed service providers and communication network operators.

To enable us to execute our growth strategy more effectively, we have:

•	Completed several key acquisitions during fiscal 2011 in an effort to expand our product portfolio, including Arcot Systems, Inc. (Arcot), Torokina Pty Ltd, and Hyperformix, Inc.;

•	Announced the availability of several innovations, including CA Mainframe Chorus, CA Automation Suite, CA 3Tera® AppLogic®, and five new products in our CA Virtual Suite;

•	Enhanced our abilities to address both our growth accounts and growth geographies with the introduction of new SaaS, virtualization, cloud computing and security solutions, including technologies from our fiscal 2010 acquisition of Nimsoft AS (Nimsoft) and our fiscal 2011 acquisition of Arcot;

•	Aligned our organization to be more responsive to customer needs and emerging trends through the combination of the assets we have developed and those that we have acquired;

•	Re-branded our company; and

•	Increased the number of product and capacity sales, both outside of and in connection with renewals.

As our growth strategy has evolved, our management also looks within bookings at total new product and capacity sales, which we define as sales of products or capacity that are new or in addition to products or capacity previously contracted for by a customer. The amount of new product and capacity sales for a period, as currently tracked by us, requires estimation by management and has not been historically reported. Within a given period, the amount of new product and capacity sales may not be material to the change in our total bookings or revenue compared with prior periods. New product and capacity sales can be reflected as subscription and maintenance bookings in the period (for which revenue would be recognized ratably over the term of the contract) or in software fees and other bookings (which are recognized as software fees and other revenue in the current period).

CA Technologies business model
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

Executive summary
The following is a summary of the analysis of our results contained in our MD&A.

During the first quarter of fiscal 2011, we sold our Information Governance business, consisting primarily of the CA Records Manager and CA Message Manager software offerings and related professional services. At the end of fiscal 2011, we identified our Internet Security business as available for sale, and on April 28, 2011 signed an agreement for the sale of this business. The results of these business operations are presented in income from discontinued operations for all periods.

Total revenue backlog at March 31, 2011 of $8,763 million increased 8% compared with $8,125 million at March 31, 2010. The current portion of revenue backlog represents revenue to be recognized within the next 12 months. The current portion of revenue backlog at March 31, 2011 of $3,727 million increased by 7% compared with the balance of $3,469 million at March 31, 2010. Generally, we believe that an increase in the current portion of revenue backlog is a positive indicator of future revenue growth.

Total bookings in fiscal 2011 increased 1% to $4,888 million compared with $4,843 million from the prior period, due primarily to favorable results for new product sales in connection with software fees and other bookings (recognized as software fees and other revenue in the current period), which was partially offset by a decrease in subscription and maintenance bookings for fiscal 2011. Total new product sales and mainframe capacity grew in the low single digits for the fiscal year. Within new product and capacity sales in fiscal 2011, the increase in new distributed products was partially offset by a decrease in mainframe capacity and new mainframe product sales. Generally, total new product and capacity sales consist of new sales of distributed products, mainframe products and mainframe capacity. Renewal bookings increased sequentially during fiscal 2011, which was consistent with our expectation that our renewal portfolio would increase in the second half of fiscal 2011. Our fiscal 2011 bookings included a license agreement renewal with one large IT outsourcer for approximately $500 million, which was signed during the fourth quarter of fiscal 2011. Excluding this one agreement, renewal bookings increased sequentially from the third quarter to the fourth quarter. However, without this agreement, renewal bookings would have been down approximately 15% for fiscal 2011. This was partially due to the timing of certain license agreement renewals that are now expected to occur during fiscal 2012, such as one renewal for approximately $100 million that was executed in April 2011. For the fourth quarter of fiscal 2011, renewal yield did not differ materially from its recent percentage range of the high 80’s to low 90’s. We currently expect our fiscal 2012 renewal portfolio to be approximately 20 percent lower than fiscal 2011.

Total revenue for fiscal 2011 grew 5% to $4,429 million compared with $4,227 million in the prior period, primarily due to growth in U.S. revenue of $182 million, or 8%. Lower revenue in Europe, Middle East and Africa was offset by revenue growth in the Asia-Pacific-Japan and Latin America regions. Our revenue growth was evenly split between revenue from existing products and services and revenue from acquired technologies (which we define as technology acquired within the prior 12 months). Revenue from software fees and other for fiscal 2011 increased by $106 million, or 61%, compared with the prior period, primarily due to revenue from the successful integration of service assurance technologies associated with one of our fiscal 2010 acquisitions into our existing product portfolio. Subscription and maintenance revenue for fiscal 2011 increased primarily due to revenue associated with our fiscal 2010 acquisitions and professional services revenues for fiscal 2011 increased by 14% compared with the prior period.

Total expense before interest and income taxes of $3,175 million grew 6%, compared with $2,999 million in the prior period. The increase was primarily due to costs associated with our fiscal 2011 and 2010 acquisitions and an increase in selling and marketing costs, partially offset by the decrease in general and administrative costs. We may experience similar additional costs associated with any future acquisitions. In fiscal 2010, we incurred restructuring costs of $50 million associated with our fiscal 2010 restructuring plan, which did not occur in the current period.

Income before interest and income taxes increased $26 million, or 2%, in fiscal 2011. Tax expense decreased $7 million compared with the prior period, primarily as a result of nonrecurring discrete items. Diluted income from continuing operations per share for fiscal 2011 was $1.60, compared with $1.45 in the prior period, primarily reflecting an increase in operating income, continued improvements in our income tax rate and the Company’s repurchase of its common shares.

For fiscal 2011, cash flow from continuing operating activities was $1,377 million and grew 3%, compared with $1,336 million in the prior period. This growth reflects both a year-over-year increase of $58 million in up-front cash collections from single installment payments and an increase in collections on trade receivables of $63 million and a decrease in income tax payments of $107 million. This was partially offset by an increase in disbursements of $187 million, primarily attributable to acquisitions.

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

Our predominantly subscription-based business model is less common among our competitors in the software industry and it may be difficult to compare the results for many of our performance indicators with those of our competitors. The following is a summary of the principal performance indicators that management uses to review performance:

	YEAR ENDED MARCH 31,			PERCENT
(DOLLARS IN MILLIONS)	2011(1)	2010(1)	CHANGE	CHANGE

Total revenue	$4,429	$4,227	$202	5%
Subscription and maintenance revenue	$3,822	$3,765	$57	2%
Net income	$827	$771	$56	7%
Cash provided by operating activities — continuing operations	$1,377	$1,336	$41	3%
Total bookings	$4,888	$4,843	$45	1%
Subscription and maintenance bookings	$4,256	$4,322	$(66)	(2)%
Weighted average subscription and maintenance license agreement duration in years	3.46	3.54	(0.08)	(2)%
Annualized subscription and maintenance bookings	$1,230	$1,221	$9	1%

	AT MARCH 31,			PERCENT
(DOLLARS IN MILLIONS)	2011	2010	CHANGE	CHANGE

Cash, cash equivalents and marketable securities(2)	$3,228	$2,583	$645	25%
Total debt	$1,551	$1,545	$6	—
Total expected future cash collections from committed contracts(1)(3)	$6,043	$5,546	$497	9%
Total revenue backlog(1)(3)	$8,763	$8,125	$638	8%

(1)	Information presented excludes the results of our discontinued operations.

(2)	At March 31, 2011, marketable securities were $179 million. At March 31, 2010, marketable securities were less than $1 million.

(3)	Refer to the discussion in the “Liquidity and Capital Resources” section of this MD&A for additional information about expected future cash collections from committed contracts, billing backlog and revenue backlog.

Analyses of our performance indicators, including general trends, can be found in the “Results of Operations” and “Liquidity and Capital Resources” sections of this MD&A.

Total revenue — Total revenue is the amount of revenue recognized during the reporting period from the sale of license, maintenance and professional services agreements. Amounts recognized as subscription and maintenance revenue are recognized ratably over the underlying term of the agreement. Professional services revenue is generally recognized as the services are performed or recognized on a ratable basis over the term of the related software license. Software fees and other revenue generally represents revenue recognized at the inception of a license agreement (upfront basis).

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

Total bookings — Total bookings includes the incremental value of all subscription, maintenance and professional services contracts and software fees and other contracts entered into during the reporting period and is generally reflective of the amount of products and services during the period that our customers have agreed to purchase from us. Revenue for bookings attributed to sales of software products for which revenue is recognized on an up-front basis is reflected in the “software fees and other” line item of our Consolidated Statements of Operations.

Subscription and maintenance bookings — Subscription and maintenance bookings is the aggregate incremental amount we expect to collect from our customers over the terms of the underlying subscription and maintenance agreements entered into during a reporting period. These amounts include the sale of products directly by us and may include additional products, services or other fees for which we have not established VSOE of fair value. Subscription and maintenance bookings also includes indirect sales by distributors and volume partners, value-added resellers and exclusive representatives to end-users, where the contracts incorporate the right for end-users to receive unspecified future software products, and other contracts without these rights entered into in close proximity or contemplation of such agreements. These amounts are expected to be recognized ratably as subscription and maintenance revenue over the applicable term of the agreements. Subscription and maintenance bookings exclude the value associated with certain perpetual licenses, license-only indirect sales and professional services arrangements.

The license and maintenance agreements that contribute to subscription and maintenance bookings represent binding payment commitments by customers over periods that range generally from three-to- five years on a weighted average basis, although in certain cases customer commitments can be for longer or shorter periods. These current period bookings are often renewals of prior contracts that also had various durations, usually from three to five years. The amount of new subscription and maintenance bookings in a period is affected by the volume, duration and value of contracts renewed during that period. Our subscription and maintenance bookings typically increase in each consecutive quarter during a fiscal year, with the first quarter having the least bookings and the fourth quarter having the most bookings. However, subscription and maintenance bookings may not always follow the pattern of increasing in consecutive quarters during a fiscal year, and the quarter-to-quarter differences in subscription and maintenance bookings may vary. Given the varying durations of the contracts being renewed, year-over-year comparisons of bookings are not always indicative of any overall bookings or revenue trend.

Generally, we believe that an increase in the current portion of revenue backlog is a positive indicator of future revenue growth due to the high percentage of our revenue that is recognized from license agreements that are already committed and being recognized ratably. Within bookings, we also consider the yield on our renewal portfolio. We define “renewal yield” as the percentage of prior contract value realized from renewals during the period. The baseline for calculating renewal yield is an estimate affected by various factors including contractual renewal terms and other conditions. We estimate the yield based on a review of material transactions representing a substantial majority of the dollar value of renewals during the current period. Changes in renewal yield may not be material to changes in bookings compared with prior periods.

Period-to-period changes in subscription and maintenance bookings do not necessarily correlate to changes in cash receipts. The contribution to current period revenue from subscription and maintenance bookings from any single license or maintenance agreement is relatively small, since revenue is recognized ratably over the applicable term for these agreements.

Weighted average subscription and maintenance license agreement duration in years — The weighted average subscription and maintenance license agreement duration in years reflects the duration of all subscription and maintenance agreements executed during a period, weighted by the total contract value of each individual agreement. Weighted average subscription and maintenance license agreement duration in years can fluctuate from period-to-period depending on the mix of license agreements entered into during a period. Weighted average duration information is disclosed in order to provide additional understanding of the volume of our bookings.

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

Total revenue backlog — Total revenue backlog represents the aggregate amount we expect to recognize as revenue in the future as either subscription and maintenance revenue, professional services revenue or software fees and other revenue associated with contractually committed amounts billed or to be billed at the balance sheet date. Total revenue backlog is composed of amounts recognized as liabilities in our Consolidated Balance Sheets as deferred revenue (billed or collected) as well as unearned amounts yet to be billed under subscription and maintenance and software fees and other agreements. Classification of amounts as current and non-current depends on when such amounts are expected to be earned and therefore recognized as revenue. Amounts that are expected to be earned and therefore recognized as revenue in 12 months or less are classified as current, while amounts expected to be earned in more than 12 months are classified as noncurrent.

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

Deferred revenue (billed or collected) is composed of: (i) amounts received from customers in advance of revenue recognition, (ii) amounts billed but not collected for which revenue has not yet been earned and (iii) amounts received in advance of revenue recognition from financial institutions where we have transferred our interest in committed installments (referred to as “Financing obligations and other” in Note 8, “Deferred Revenue” in the Notes to our Consolidated Financial Statements).

Results of operations
The following table presents revenue and expense line items reported in our Consolidated Statements of Operations for fiscal 2011, 2010 and 2009 and the period-over-period dollar and percentage changes for those line items.

				DOLLAR	PERCENT	DOLLAR	PERCENT
	YEAR ENDED MARCH 31,			CHANGE	CHANGE	CHANGE	CHANGE
(DOLLARS IN MILLIONS)	2011(1)	2010(1)	2009(1)	2011/2010	2011/2010	2010/2009	2010/2009

Revenue:
Subscription and maintenance revenue	$3,822	$3,765	$3,644	$57	2%	$121	3%
Professional services	327	288	353	39	14%	(65)	(18)%
Software fees and other	280	174	141	106	61%	33	23%

Total revenue	4,429	4,227	4,138	202	5%	89	2%

Expenses:
Costs of licensing and maintenance	278	250	242	28	11%	8	3%
Cost of professional services	303	259	305	44	17%	(46)	(15)%
Amortization of capitalized software costs	192	133	112	59	44%	21	19%
Selling and marketing	1,286	1,186	1,178	100	8%	8	1%
General and administrative	451	478	463	(27)	(6)%	15	3%
Product development and enhancements	471	468	479	3	1%	(11)	(2)%
Depreciation and amortization of other intangible assets	187	159	147	28	18%	12	8%
Other expenses (gains), net	16	14	(1)	2	14%	15	NM
Restructuring and other	(9)	52	102	(61)	NM	(50)	(49)%

Total expense before interest and income taxes	3,175	2,999	3,027	176	6%	(28)	(1)%
Income before interest and income taxes	1,254	1,228	1,111	26	2%	117	11%
Interest expense, net	45	76	62	(31)	(41)%	14	23%

Income before income taxes	1,209	1,152	1,049	57	5%	103	10%
Income tax expense	386	393	388	(7)	(2)%	5	1%

Income from continuing operations	823	759	661	64	8%	98	15%

(1)	Information presented excludes the results of our discontinued operations

The following table sets forth, for the fiscal years indicated, the percentage that the items in the accompanying Consolidated Statements of Operations bear to total revenue.

	PERCENTAGE OF
	TOTAL REVENUE FOR THE
	YEAR ENDED MARCH 31,
	2011	2010	2009

Revenue:
Subscription and maintenance revenue	86%	89%	88%
Professional services	7	7	9
Software fees and other	7	4	3

Total revenue	100%	100%	100%
Expenses:
Costs of licensing and maintenance	6%	6%	6%
Cost of professional services	7	6	7
Amortization of capitalized software costs	4	3	3
Selling and marketing	29	28	28
General and administrative	10	11	11
Product development and enhancements	11	11	12
Depreciation and amortization of other intangible assets	4	4	4
Other expenses (gains), net	—	—	—
Restructuring and other	—	1	2

Total expenses before interest and income taxes	72	71	73
Income before interest and income taxes	28	29	27
Interest expense, net	1	2	1
Income before income taxes	27	27	25
Income tax expense	9	9	9
Income from continuing operations	19%	18%	16%

Note — amounts may not add to their respective totals due to rounding.

Bookings
For fiscal 2011 and 2010, total bookings were $4,888 million and $4,843 million, respectively. Total fiscal 2011 bookings included a license agreement with one large IT outsourcer for approximately $500 million signed during the fourth quarter of fiscal 2011. The increase in bookings reflected favorable results for new product sales in connection with software fees and other bookings (recognized as software fees and other revenue in the current period), which was partially offset by a decrease in subscription and maintenance bookings for fiscal 2011, as described below. Total new product sales and mainframe capacity grew in the low single digits for the fiscal year. Within new product and capacity sales in fiscal 2011, the increase in new distributed products was partially offset by a decrease in mainframe capacity and new mainframe product sales. Bookings in Europe, Middle East and Africa (EMEA) region declined due to the lower number of scheduled renewals and new product sales during fiscal 2011. This decline was mostly offset by growth in the United States. We expect the fiscal 2012 renewal portfolio in EMEA to be lower compared to fiscal 2011 and it will take a number of quarters to improve performance in this region.

For fiscal 2010 and 2009, total bookings were $4,843 million and $5,113 million, respectively. The decrease in bookings was primarily due to the decrease in subscription and maintenance bookings for fiscal 2010, as described below.

Subscription and maintenance bookings
For the fiscal 2011 and 2010, we added subscription and maintenance bookings of $4,256 million and $4,322 million, respectively. The decrease in subscription and maintenance bookings was primarily attributable to a decrease in mainframe new product and capacity sales.

During fiscal 2011, we renewed a total of 56 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $1,994 million. This includes a license agreement with one large IT outsourcer for approximately $500 million signed during the fourth quarter of fiscal 2011. This license agreement extends through fiscal year 2016. During fiscal 2010, we renewed a total of 68 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $2,146 million.

Generally, quarters with smaller renewal inventories result in a lower level of bookings because renewal bookings will be less and renewals remain an important selling opportunity for new products. Renewal bookings for the year, which generally does not include new product and capacity sales and professional services arrangements, ended flat compared to the prior year. Excluding one large IT outsourcer for approximately $500 million, the renewals would have been down approximately 15%, primarily due to the timing of certain deals that were expected to be renewed in fiscal 2011 and are now expected to be renewed during fiscal 2012, including one contract for approximately $100 million that was executed in April 2011. We currently expect our fiscal 2012 renewal portfolio to be lower by approximately 20 percent compared to fiscal 2011.

For fiscal 2011, annualized subscription and maintenance bookings increased from $1,221 million in the prior year period to $1,230 million. The weighted average subscription and maintenance license agreement duration in years decreased slightly from 3.54 in fiscal 2010 to 3.46 in fiscal 2011. Although each contract is subject to terms negotiated by the respective parties, we do not currently expect the weighted average duration of contracts to change materially from current levels for end-user contracts.

For fiscal 2010 and 2009, our subscription and maintenance bookings were $4,322 million and $4,657 million, respectively. The decrease in subscription and maintenance bookings for fiscal 2010 as compared with fiscal 2009 was primarily due to several large contract extensions with terms of approximately five years entered into during the second quarter of fiscal 2009, two of which had a combined contract value of approximately $550 million. During fiscal 2010, we renewed a total of 68 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $2,146 million. During fiscal 2009, we renewed a total of 68 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $2,471 million. For fiscal 2010, annualized subscription and maintenance bookings decreased $69 million from the prior year period to $1,221 million. The weighted average subscription and maintenance license agreement duration in years decreased slightly from fiscal 2009 to fiscal 2010, from 3.61 to 3.54, respectively.

Revenue
As more fully described below, the increase in total revenue in fiscal 2011 compared with fiscal 2010 was primarily attributable to an increase in our software fees and other revenue and to a lesser extent an increase in subscription and maintenance revenue and professional services revenue. During fiscal 2011, revenue reflected a favorable foreign exchange effect of $4 million compared with fiscal 2010.

The $89 million increase in total revenue for fiscal 2010 compared with fiscal 2009 was primarily due to a higher annualized value of customer contracts contributing to revenue during fiscal 2010 compared with fiscal 2009, partially offset by an unfavorable foreign exchange effect of $32 million and a decrease in professional services revenue.

Subscription and maintenance revenue
The increase in subscription and maintenance revenue for fiscal 2011 compared with fiscal 2010 was primarily due to revenue associated with our fiscal 2010 acquisitions of NetQoS, Inc. and Nimsoft AS (both of which occurred during the second half of fiscal 2010). For fiscal 2011, revenue reflected a favorable foreign exchange effect of less than $1 million.

The increase in subscription and maintenance revenue for fiscal 2010 compared with fiscal 2009 was primarily due to a higher annualized value of customer contracts contributing to revenue during fiscal 2010 as compared with fiscal 2009, partially offset by a $32 million negative effect from foreign exchange.

Professional services
Professional services revenue primarily includes product implementation, customer training and customer education. Professional services revenue increased in fiscal 2011 compared with fiscal 2010, primarily due to the increased number of engagements under service contracts.

The professional services revenue decrease for fiscal 2010 compared with fiscal 2009 was primarily a result of our customers’ reduced discretionary spending due to the difficult economic environment.

Software fees and other
Software fees and other revenue primarily consists of revenue that is recognized on an up-front basis. This includes revenue associated with distributed products sold on an up-front basis directly by our sales force or through transactions with distributors and volume partners, value-added resellers and exclusive representatives (sometimes referred to as our “indirect” or “channel” revenue). Software fees and other revenue increased for fiscal 2011 compared with fiscal 2010 primarily due to $48 million in revenue from service assurance technologies associated with the NetQoS acquisition (which occurred during the second half of fiscal 2010) that were successfully integrated into our existing product portfolio, $36 million from existing application management products sold on an up-front basis and $27 million from our SaaS offerings from a recent acquisition and other organic technologies sold as SaaS.

Software fees and other revenue increased for fiscal 2010 compared with fiscal 2009 primarily due to a $39 million increase in revenue associated with acquired new products and existing application management products sold on an up-front basis. Approximately $18 million of these revenues were from products of NetQoS, which was acquired during the second half of fiscal 2010. In fiscal 2009 we recorded $5 million under the license agreement we entered into in connection with a litigation settlement with Rocket Software, Inc. that expires in fiscal 2014. In fiscal 2010 we recorded $6 million from a renegotiated payment schedule under this agreement.

Total revenue by geography
The following table presents the amount of revenue earned from sales to unaffiliated customers in the United States and international regions and corresponding percentage changes for fiscal 2011, 2010 and 2009.

	FISCAL 2011 COMPARED WITH FISCAL 2010					FISCAL 2010 COMPARED WITH FISCAL 2009
(DOLLARS IN MILLIONS)	2011(1)	% of Total	2010(1)	% of Total	% Change	2010(1)	% of Total	2009(1)	% of Total	% Change
United States	$2,519	57%	$2,337	55%	8%	$2,337	55%	$2,208	53%	6%
International	1,910	43%	1,890	45%	1%	1,890	45%	1,930	47%	(2)%

Total	$4,429	100%	$4,227	100%	5%	$4,227	100%	$4,138	100%	2%

(1)	Information presented excludes the results of our discontinued operations

Revenue in the United States increased by $182 million, or 8%, for fiscal 2011 primarily due to higher software fees and other revenue, as described above. International revenue increased by $20 million, or 1% for fiscal 2011 compared with fiscal 2010. Lower revenue in Europe, Middle East and Africa was offset by revenue growth in the Asia-Pacific-Japan and Latin America regions. Excluding a favorable foreign exchange effect of $4 million, international revenue would have increased by $16 million, or 1%.

Revenue in the United States increased by 6% for fiscal 2010 compared with fiscal 2009 primarily due to a higher annual value of customer subscription and maintenance contracts. For fiscal 2010, international revenue decreased by approximately 2% compared with the prior period primarily due to the unfavorable effect from foreign exchange of $32 million.

Price changes do not have a material effect on revenue in a given period as a result of our ratable subscription model.

Expenses
The overall increase in operating expenses for fiscal 2011 compared with fiscal 2010 was primarily due to costs associated with our fiscal 2011 and 2010 acquisitions and an increase in selling and marketing costs attributable to CA World, our user conference, partially offset by the decrease in general and administrative costs. In fiscal 2010, we incurred restructuring costs of $50 million associated with our fiscal 2010 restructuring plan, which did not occur in the current period.

The overall decrease in operating expenses for fiscal 2010 compared with fiscal 2009 was primarily due to lower restructuring costs partially offset by increased selling and marketing, general and administrative and other costs.

Costs of licensing and maintenance
Costs of licensing and maintenance includes technical support, royalties, and other manufacturing and distribution costs. The increase in costs of licensing and maintenance for fiscal 2011 compared with fiscal 2010 was primarily due to an increase in cost of goods sold expense of $21 million from the acquired technologies related to the NetQoS acquisition.

Costs of licensing and maintenance for fiscal 2010 as compared with fiscal 2009 decreased $8 million due to lower royalty fees offset by increases in product support expenses and other costs.

Cost of professional services
Cost of professional services consist primarily of our personnel-related costs associated with providing professional services. For fiscal 2011, the costs of professional services increased compared with fiscal 2010 primarily due to an increase in services projects, as reflected by the $39 million increase in revenue. These costs increased at a higher rate than revenue primarily as a result of a higher mix of engagements that required additional effort to meet customer requirements during the second quarter of fiscal 2011. These engagements resulted in lower margins and as a result gross margins on professional services decreased to 7% for fiscal 2011, compared with 10% for fiscal 2010.

For fiscal 2010, cost of professional services decreased compared with fiscal 2009 primarily due to a $36 million decrease in consulting and personnel costs primarily due to lower sales volumes. Professional services gross margin for fiscal 2010 was 10% as compared with 14% for fiscal 2009 mostly due to lower utilization rates resulting from the decrease in sales.

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

For fiscal 2011, amortization of capitalized software costs increased compared with fiscal 2010, primarily due to the increase in amortization expense associated with our fiscal 2011 and 2010 acquisitions and the increase in activities relating to projects that have reached technological feasibility in recent periods.

For fiscal 2010, amortization of capitalized software costs increased compared with fiscal 2009, principally due to the capitalizable value of projects that have reached technological feasibility in prior periods.

Selling and marketing
Selling and marketing expenses include the costs relating to our sales force, channel partners, corporate and business marketing and customer training programs. The increase in selling and marketing expenses for fiscal 2011 compared with fiscal 2010 was primarily due to an increase in personnel-related costs of $46 million, of which $22 million primarily related to costs associated with our fiscal 2011 and 2010 acquisitions. Promotional and travel costs increased by $39 million, primarily due to $20 million of costs associated with CA World, our user conference, and our re-branding initiative. CA World occurred in the first quarter of fiscal 2011 and is our largest periodic promotional and marketing event that takes place approximately every 18 months. Included in the promotional and travel cost increase is $10 million of additional expenses that were associated with our fiscal 2011 and 2010 acquisitions. A portion of the increase in personnel and promotion costs is associated with our continued investment in emerging enterprises and emerging geographies.

The increase in selling and marketing expenses for fiscal 2010 as compared with fiscal 2009 was primarily due to increased personnel costs of $20 million partially from acquired companies and higher commission costs of $30 million resulting from new product sales partially offset by reduced promotion expenses of $21 million, principally attributable to the timing of CA World, which took place in the third quarter of fiscal 2009.

General and administrative
General and administrative expenses include the costs of corporate and support functions, including our executive leadership and administration groups, finance, legal, human resources, corporate communications and other costs such as provisions for doubtful accounts.

The decrease in general and administrative expenses for fiscal 2011 compared with fiscal 2010 was primarily related to a decrease in personnel-related and office costs of $29 million and consulting costs of $15 million. The decrease in personnel- related expense was primarily due to lower financial performance attainment levels under our equity and cash compensation plans for fiscal 2011. In fiscal 2010, we incurred costs related to the departure of our Chief Executive Officer and the transition to his successor. These decreases were offset by increases in personnel costs of $20 million associated with our fiscal 2011 and 2010 acquisitions.

General and administrative expenses for fiscal 2010 compared with fiscal 2009 increased $15 million primarily due to the aforementioned costs related to the departure of our Chief Executive Officer. We also incurred a $12 million increase in costs attributable to acquisitions and other strategic initiatives partially offset by a $7 million reduction in bad debt expenses and other cost reductions.

Product development and enhancements
For fiscal 2011 and 2010, product development and enhancements expenses represented approximately 11% of total revenue. For fiscal 2011, product development and enhancements expenses were slightly higher primarily due additional costs incurred in our investment in technologies to support our growth strategy, as well as a broadening of our enterprise product offerings, partially offset against lower personnel costs.

Product development and enhancements expenses for fiscal 2010 decreased from fiscal 2009 primarily due to an increase in resources dedicated to internally developed software for strategic investments in our security, mainframe and infrastructure management products, which are capitalized and reflected in the “Capitalized software and other intangible assets, net” line item on the Consolidated Balance Sheets. Mostly offsetting this decrease in expenses were increased personnel costs, an increase in our investment in product development and enhancements for emerging technologies, and a broadening of our enterprise product offerings to build on our portfolio of software and services to meet next-generation market opportunities.

Depreciation and amortization of other intangible assets
The increase in depreciation and amortization of other intangible assets for fiscal 2011 compared with fiscal 2010 was primarily due to the increase in depreciation and amortization expenses for acquired assets and fixed assets placed into service during fiscal 2011.

The increase in depreciation and amortization of other intangible assets for fiscal 2010 as compared with fiscal 2009 was primarily due to the increased value of fixed assets placed into service during fiscal 2010.

Other expenses (gains), net
Other expenses (gains), net includes gains and losses attributable to divested assets, foreign currency exchange rate changes and certain other items.

	YEAR ENDED MARCH 31,
(IN MILLIONS)	2011	2010	2009
Gains attributable to divestitures of assets	$(11)	$(1)	$(5)
Changes in foreign currency exchange rates	18	10	(11)
Expenses attributable to litigation claims and settlements	9	5	15

Total	$16	$14	$(1)

For fiscal 2011, Other expenses (gains), net included $14 million of losses relating to our foreign exchange derivative contracts, which we use to mitigate our operating risks and exposure to foreign currency exchange rates. These losses were offset by foreign currency transaction gains due to the weakening of the U.S. dollar against the currencies of other countries in which we conduct our operations. During fiscal 2011, we recognized $9 million of expenses in connection with litigation claims, partially offset by a $10 million gain associated with the sale of our interest in an investment.

In fiscal 2010, we recorded net foreign exchange losses of $10 million. The foreign exchange amounts recorded in fiscal 2010 included net losses of $20 million associated with derivative contracts. These losses were offset by foreign currency transaction gains due to the weakening of the U.S. dollar against the currencies of other countries in which we conduct our operations.

In fiscal 2009, we recorded net foreign exchange gains of $11 million. The foreign exchange amounts recorded in fiscal 2009 included net gains of $77 million associated with derivative foreign exchange contracts. These gains were mostly offset by foreign exchange losses from other operating activities due to the strengthening of the U.S. dollar against the currencies of other countries in which we conduct our operations. During the third quarter of fiscal 2009, we recognized a gain of $5 million associated with our repurchase of $148 million principal amount of our 4.750% Senior Notes.

Restructuring and other
The Fiscal 2010 Restructuring Plan (Fiscal 2010 Plan) was approved in March 2010. The Fiscal 2007 Restructuring Plan (Fiscal 2007 Plan) was approved in August 2006.

For fiscal 2011, we recorded a benefit of $2 million relating to adjustments to changes in estimated costs for our Fiscal 2010 and Fiscal 2007 Plans. For fiscal 2010 and 2009, we incurred expenses of $46 million and $96 million, respectively, primarily related to severance and lease abandonment and termination costs under the Fiscal 2010 and Fiscal 2007 Plans. At March 31, 2011, $55 million remained unpaid for both our Fiscal 2010 Plan and Fiscal 2007 Plan combined, which primarily consisted of accrued facilities abandonment charges. The severance portion of the remaining liability balance is included in the “Accrued salaries, wages and commissions” line item on the Consolidated Balance Sheets. The facilities abandonment portion of the remaining liability balance is included in the “Accrued expenses and other current liabilities” and “Other noncurrent liabilities” line items on the Consolidated Balance Sheets. Final payment of these amounts is dependent upon settlement with the works councils in certain non-U.S. locations and our ability to negotiate lease terminations. Refer to Note 4, “Restructuring,” in the Notes to the Consolidated Financial Statements for additional information.

During fiscal year 2011, we received $10 million in settlements of claims associated with previous stockholder derivative actions following the substitution of us as plaintiff in those actions.

During fiscal 2010 and fiscal 2009, we recorded impairment charges of $3 million and $5 million, respectively, for software that was capitalized for internal use but was determined to be impaired.

Interest expense, net
The decrease in interest expense, net, for fiscal 2011 compared with fiscal 2010 was primarily due to the decrease in interest expense resulting from our overall decrease in debt. During the third quarter of fiscal 2010, we reduced our debt outstanding and increased our weighted average maturity, enhancing our capital structure and financial flexibility.

The increase in interest expense, net for fiscal 2010 compared with fiscal 2009 was primarily due to a decline in short-term interest rates which reduced interest income earned on cash balances.

Refer to the “Liquidity and Capital Resources” section of this MD&A and Note 9, “Debt,” in the Notes to the Consolidated Financial Statements for additional information.

Income taxes
Our effective tax rate was 32%, 34% and 37%, for fiscal 2011, 2010 and 2009, respectively.

The reduction in the effective tax rate for fiscal 2011, compared with fiscal 2010, resulted primarily from affirmative claims in the context of tax audits, resolutions of uncertain tax positions relating to non-U.S. jurisdictions and the retroactive reinstatement of the U.S. Research and Development Tax Credit in December 2010, partially offset by refinements of tax positions taken in prior periods. These items taken together resulted in a net benefit of $33 million for fiscal 2011 and we continue our efforts to improve our long-term tax profile.

The reduction in the effective tax rate for fiscal 2010, compared with fiscal 2009, resulted primarily from the net charge incurred in fiscal 2009 that did not reoccur in fiscal 2010, in addition to fiscal 2010 reconciliations of tax returns to tax provisions, resolutions of uncertain tax positions relating to non-U.S. jurisdictions and refinements of estimates ascribed to tax positions taken in prior periods relating to our international tax profile. These items taken together resulted in a net benefit of $10 million for fiscal 2010.

The income tax provision recorded for fiscal 2009 includes a net charge of $22 million, which is primarily attributable to adjustments to uncertain tax positions (including certain refinements of amounts ascribed to tax positions taken in prior periods), partially offset by the reinstatement of the U.S. Research and Development Tax Credit and the settlement of a U.S. federal income tax audit for fiscal 2001 through 2004. As a result of this settlement, during the first quarter of fiscal year 2009, we recognized a tax benefit of $11 million and a reduction of goodwill by $10 million.

No provision has been made for U.S. federal income taxes on $1,198 million and $1,067 million at March 31, 2011 and 2010, respectively, of unremitted earnings of our foreign subsidiaries since we plan to permanently reinvest all such earnings outside the United States. It is not practicable to determine the amount of tax associated with such unremitted earnings.

Refer to Note 16, “Income Taxes,” in the Notes to the Consolidated Financial Statements for additional information.

Discontinued operations
During the first quarter of fiscal 2011, we sold our Information Governance business, consisting primarily of the CA Records Manager and CA Message Manager software offerings and related professional services, for $19 million. The Information Governance business results for fiscal years 2011, 2010 and 2009 included revenue of $3 million, $22 million and $24 million, respectively, and a loss from operations of $6 million, $1 million and less than $1 million, respectively.

At the end of fiscal 2011, we identified our Internet Security business as available for sale and on April 28, 2011, we signed an agreement for the sale of the business. The Internet Security business results for fiscal years 2011, 2010 and 2009 consisted of revenue of $83 million, $104 million and $109 million, respectively, and income from operations of $10 million, $13 million and $10 million, respectively.

Refer to Note 3, “Discontinued Operations,” in the Notes to the Consolidated Financial Statements for additional information.

Selected quarterly information

	FISCAL 2011 QUARTER ENDED
(IN MILLIONS, EXCEPT PER SHARE AND PERCENTAGE AMOUNTS)	JUNE 30(1)	SEPT. 30(1)	DEC. 31(1)	MAR. 31(1)	Total(1)
Revenue	$1,069	$1,088	$1,144	$1,128	$4,429
Percentage of annual revenue	24%	25%	26%	25%	100%
Costs of licensing and maintenance	$67	$66	$74	$71	$278
Cost of professional services	$71	$75	$77	$80	$303
Amortization of capitalized software costs	$45	$47	$52	$48	$192
Income from continuing operations	$221	$219	$196	$187	$823
Basic income from continuing operations per share	$0.43	$0.43	$0.38	$0.37	$1.60
Diluted income from continuing operations per share	$0.43	$0.43	$0.38	$0.37	$1.60

	FISCAL 2010 QUARTER ENDED
(IN MILLIONS, EXCEPT PER SHARE AND PERCENTAGE AMOUNTS)	JUNE 30(1)	SEPT. 30(1)	DEC. 31(1)	MAR. 31(1)	TOTAL(1)
Revenue	$1,015	$1,040	$1,097	$1,075	$4,227
Percentage of annual revenue	24%	25%	26%	25%	100%
Costs of licensing and maintenance	$54	$62	$60	$74	$250
Cost of professional services	$66	$59	$66	$68	$259
Amortization of capitalized software costs	$30	$33	$33	$37	$133
Income from continuing operations(2)	$192	$211	$256	$100	$759
Basic income from continuing operations per share	$0.37	$0.40	$0.49	$0.19	$1.46
Diluted income from continuing operations per share	$0.36	$0.40	$0.49	$0.19	$1.45

(1)	Information presented excludes the results of our discontinued operations.

(2)	Includes after-tax charges of $29 million for severance and other expenses in connection with restructuring plans for the quarter ended March 31, 2010. Refer to “Restructuring and Other” within the Results of Operations section of this MD&A for additional information. Also includes a net charge of $24 million from certain tax items and $8 million attributable to tax rate changes, recorded during the quarter ended March 31, 2010.

Liquidity and capital resources
Our cash and cash equivalent balances are held in numerous locations throughout the world, with 47% held in our subsidiaries outside the United States at March 31, 2011. Cash, cash equivalents and marketable securities totaled $3,228 million at March 31, 2011, representing an increase of $645 million from the March 31, 2010 balance of $2,583 million. The increase in cash was primarily due to the decrease in cash used in investing and financing activities for fiscal 2011, compared with fiscal 2010. The decrease in cash used in investing activities was primarily due to the reduction of cash paid for acquisitions, partially offset by our investment in marketable securities in order to enhance the yield of our investments while maintaining the safety of our portfolio. The decrease in cash used in financing activities was primarily due to the cash utilized during fiscal 2010 to repay our debt outstanding, which enhanced our capital structure and financial flexibility. During fiscal 2011, there was an $89 million favorable translation effect from foreign currency exchange rates on cash held outside the United States in currencies other than the U.S. dollar.

We expect that existing cash and cash equivalents, the availability of borrowings under existing and renewable credit lines, and cash expected to be provided from operations will be sufficient to meet ongoing cash requirements.

We expect to use existing cash, cash equivalents and marketable securities balances and future cash generated from operations to fund capital spending, financing activities such as the repayment of our debt balances as they mature, the payment of dividends, and the potential repurchase of shares of common stock in accordance with any plans approved by our Board of Directors, as well as our continued investment in our enterprise resource planning implementation and future acquisitions.

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

Amounts billed or collected as a result of a single installment for the entire contract value, or a substantial portion of the contract value, rather than being invoiced and collected over the life of the license agreement are reflected in the liability section of our Consolidated Balance Sheets as “Deferred revenue (billed or collected).” Amounts received from either a customer or a third-party financial institution that are attributable to later years of a license agreement have a positive impact on billings and cash provided by operating activities in the current period. Accordingly, to the extent such collections are attributable to the later years of a license agreement, billings and cash provided by operating activities during the license’s later years will be lower than if the payments were received over the license term. We are unable to predict with certainty the amount of cash to be collected from single installments for the entire contract value, or a substantial portion of the contract value, under new or renewed license agreements to be executed in future periods.

For fiscal 2011, gross receipts related to single installments for the entire contract value, or a substantial portion of the contract value, were $542 million compared with $484 million in fiscal 2010. In any quarter, we may receive payments in advance of the contractually committed date on which the payments are otherwise due. In limited circumstances, we may offer discounts to customers to ensure payment in the current period of invoices that have been billed, but might not otherwise be paid until a subsequent period because of payment terms or other factors. Historically, any such discounts have not been material.

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

	MARCH 31,
(IN MILLIONS)	2011(1)	2010(1)

Billings backlog:
Amounts to be billed — current	$2,234	$1,881
Amounts to be billed — noncurrent	2,960	2,688

Total billings backlog	$5,194	$4,569

Revenue backlog:
Revenue to be recognized within the next 12 months — current	$3,727	$3,469
Revenue to be recognized beyond the next 12 months — noncurrent	5,036	4,656

Total revenue backlog	$8,763	$8,125

Deferred revenue (billed or collected)	$3,569	$3,556
Total billings backlog	5,194	4,569

Total revenue backlog	$8,763	$8,125

(1)	Information presented excludes the results of our discontinued operations.

Note: Revenue backlog includes deferred subscription, maintenance and professional services revenue.

We can also estimate the total cash to be collected in the future from committed contracts, referred to as our “Expected future cash collections,” by adding the total billings backlog to the current and noncurrent Trade Receivables, which represent amounts already billed but not collected, from our Consolidated Balance Sheets.

	MARCH 31,
(IN MILLIONS)	2011	2010

Expected future cash collections:
Total billings backlog(1)	$5,194	$4,569
Trade and installment accounts receivable — current, net	849	931
Installment accounts receivable — noncurrent, net	—	46

Total expected future cash collections	$6,043	$5,546

(1)	Information presented excludes the results of our discontinued operations.

The increases in our current and non-current revenue and billings backlogs as well as our expected future cash collections were driven by the increased committed value associated with customer contracts. Revenue to be recognized in the next 12 months increased 7% at March 31, 2011 compared with March 31, 2010. This increase includes revenue to be recognized in future periods attributable to a license agreement with one large IT outsourcer for approximately $500 million signed during the fourth quarter of fiscal 2011. This license agreement extends through fiscal year 2016. Excluding the effect of foreign exchange, revenue to be recognized in the next 12 months increased by 5% at March 31, 2011 compared with March 31, 2010.

Unbilled amounts relating to subscription licenses are mostly collectible over a period of one-to-five years. At March 31, 2011, on a cumulative basis, 53%, 85%, 96%, 99% and 100% of amounts due from customers recorded under our business model come due within fiscal 2012 through 2016, respectively.

Cash Generated by operating activities

	YEAR ENDED MARCH 31,			$ CHANGE
(IN MILLIONS)	2011(1)	2010(1)	2009(1)	2011 / 2010	2010 / 2009

Cash collections from billings(2)	$4,774	$4,653	$4,607	$121	$46
Vendor disbursements and payroll(2)	(3,075)	(2,896)	(3,013)	(179)	117
Income tax payments	(222)	(329)	(351)	107	22
Other disbursements, net(3)	(100)	(92)	(59)	(8)	(33)

Cash generated by operating Activities	$1,377	$1,336	$1,184	$41	$152

(1)	Information presented excludes the results of our discontinued operations.

(2)	Amounts include value added taxes and sales taxes.

(3)	Amounts include interest, restructuring and miscellaneous receipts and disbursements.

Fiscal 2011 versus fiscal 2010
Operating activities:
Cash generated by continuing operating activities for fiscal 2011 was $1,377 million, representing an increase of $41 million compared with fiscal 2010. This growth reflects a year-over-year increase of $58 million in up-front cash collections from single installment payments, an increase in collections on trade receivables of $63 million and a decrease in income tax payments of $107 million. These favorable variances were mostly offset by an increase in disbursements of $187 million, primarily attributable to acquisitions.

Investing activities:
Cash used in continuing investing activities for fiscal 2011 was $700 million compared with $888 million for fiscal 2010. The decrease in cash used in investing activities was primarily due to a decrease in acquisition related costs of $365 million and a decrease in capitalized software costs of $18 million. These decreases were offset by our net investment in marketable securities of $181 million.

Financing activities:
Cash used in financing activities for fiscal 2011 was $320 million compared with $705 million in fiscal 2010. The changes in cash used in financing activities were primarily due to the refinancing of our debt, which occurred during the third quarter of fiscal 2010. At that time, we repaid debt of $1,196 million and issued debt, net of debt issuance costs, of $738 million and received proceeds of $61 million from the exercise of a call spread option associated with our 1.625% Convertible Senior Notes due December 2009. During fiscal 2011, we purchased $235 million of our common stock, compared with $227 million in fiscal 2010.

Refer to the “Debt Arrangements” table below for additional information about our debt balances at March 31, 2011.

Fiscal 2010 versus fiscal 2009
Operating activities:
Cash generated by continuing operating activities for fiscal 2010 was $1,336 million, representing an increase of $152 million compared with fiscal 2009. The increase was driven primarily by lower vendor disbursements and payroll of $117 million which was mostly due to decreased operating costs.

Investing activities:
Cash used in continuing investing activities for fiscal 2010 was $888 million compared with $284 million for fiscal 2009. The increase in cash used in investing activities was primarily due to the increase in acquisition-related costs of $541 million and an increase in capitalized software development costs of $59 million from the reallocation of resources previously spent on maintenance of new development projects and incremental development expenditures on acquired products and other strategic investments.

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

Debt arrangements
Our debt arrangements consisted of the following:

	AT MARCH 31,
(IN MILLIONS)	2011	2010

Revolving Credit Facility due August 2012	$250	$$250
5.375% Notes due November 2019	750	750
6.125% Notes due December 2014, net of unamortized premium from fair value hedge of $15 and $1	515	501
Other indebtedness, primarily capital leases	42	51
Unamortized discount for Notes	(6)	(7)

Total debt outstanding	1,551	1,545

Less the current portion	(269)	(15)

Total long-term debt portion	$1,282	$1,530

We have entered into interest rate swaps to convert $500 million of our 6.125% Notes into floating interest rate payments through December 1, 2014. Under the terms of the swaps, we will pay quarterly interest at an average rate of 2.88% plus the three-month LIBOR rate, and will receive payment at 5.625%. The LIBOR based rate is set quarterly three months prior to the date of the interest payment. At March 31, 2011, the fair value of these derivatives was $15 million, of which $11 million is included in “Other current assets” and $4 million is included in “Other noncurrent assets, net” in the Consolidated Balance Sheet. The carrying value of the 6.125% Notes was adjusted by an amount that is equal and offsetting to the fair value of the swaps.

At March 31, 2011, $250 million of our Revolving Credit Facility due August 2012, was reclassified from long-term debt to current debt and was repaid in April 2011.

At March 31, 2011, our senior unsecured notes were rated Baa2 (stable) by Moody’s Investor Services, BBB (positive) by Standard and Poor’s, and BBB+ (stable) by Fitch Ratings. At April 11, 2011 Standard and Poor’s upgraded our credit rating to BBB+ (stable), resulting in a decrease in the interest rate applicable to incremental borrowings from 0.66% to 0.58%.

For further information on our debt balances, refer to Note 9, “Debt,” in the Notes to the Consolidated Financial Statements.

Stock repurchases
On May 12, 2010, our Board of Directors approved a stock repurchase program that authorizes us to acquire up to $500 million of our common stock. During fiscal 2011, we entered into brokerage arrangements with third-party financial institutions to purchase our common stock in the open market on our behalf. We acquired 10.5 million shares of our common stock for $218 million under these arrangements during fiscal 2011. At March 31, 2011, we were authorized to purchase an aggregate amount of up to $282 million of additional shares of common stock under our current stock repurchase program.

On May 12, 2011, our Board of Directors approved a stock repurchase program that authorized us to acquire up to an additional $500 million of our common stock, in addition to the previous program approved on May 12, 2010. We will fund the program with available cash on hand and repurchase shares on the open market from time to time based on market conditions and other factors.

Dividends
We have paid cash dividends each year since July 1990. For fiscal 2011, 2010 and 2009, we paid annual cash dividends of $0.16 per share, which have been paid out in quarterly installments of $0.04 per share as and when declared by our Board of

Directors. Total cash dividends paid was $82 million, $83 million and $83 million for fiscal 2011, 2010 and 2009, respectively.

On May 12, 2011, we announced an increase of the Company’s regular quarterly dividend to $0.05 per share as and when declared by the Board of Directors.

Effect of exchange rate changes
There was an $89 million favorable effect to our cash balances in fiscal 2011 predominantly due to the weakening of the U.S. dollar against the euro, Brazilian real, Australian dollar, Canadian dollar, Swedish krona and Swiss franc of 5%, 10%, 13%, 5%, 14% and 15%, respectively. There was a $104 million favorable effect to our cash balances in fiscal 2010 predominantly due to the weakening of the U.S. dollar against the Australian dollar, Brazilian real and Canadian dollar of 32%, 29% and 24%, respectively.

Off-balance sheet arrangements
Prior to fiscal 2001, we sold individual accounts receivable to a third party subject to certain recourse provisions. At March 31, 2011 none of these receivables were outstanding. The outstanding principal balance of these receivables subject to recourse approximated $21 million at March 31, 2010.

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

The following table summarizes our contractual arrangements at March 31, 2011 and the timing and effect that those commitments are expected to have on our liquidity and cash flow in future periods. In addition, the table summarizes the timing of payments on our debt obligations as reported on our Consolidated Balance Sheet at March 31, 2011.

	PAYMENTS DUE BY PERIOD
		LESS THAN	1-3	3-5	MORE THAN
(IN MILLIONS)	TOTAL	1 YEAR	YEARS	YEARS	5 YEARS
Contractual Obligations
Long-term debt obligations (inclusive of interest)	$1,962	$311	$129	$611	$911
Operating lease obligations(1)	529	101	152	105	171
Purchase obligations	108	44	30	33	1
Other obligations(2)	139	72	41	16	10

Total	$2,738	$528	$352	$765	$1,093

(1)	The contractual obligations for noncurrent operating leases exclude sublease income totaling $30 million expected to be received in the following periods: $9 million (less than 1 year); $11 million (1 — 3 years); $4 million (3 — 5 years); and $6 million (more than 5 years).

(2)	Includes $26 million of estimated liabilities for uncertain tax positions under the “less than 1 year” column for amounts that are estimated to be settled within one year of the balance sheet date. In addition, $542 million of estimated liabilities for unrecognized tax benefits are excluded from the contractual obligations table because a reasonable estimate of when those amounts will become payable could not be made.

Critical accounting policies and estimates
We review our financial reporting and disclosure practices and accounting policies quarterly to help ensure that they provide accurate and transparent information relative to the current economic and business environment. Note 1, “Significant Accounting Policies” in the Notes to the Consolidated Financial Statements contains a summary of the significant accounting policies that we use. Many of these accounting policies involve complex situations and require a high degree of judgment, either in the application and interpretation of existing accounting literature or in the development of estimates that affect our financial statements. On an ongoing basis, we evaluate our estimates and judgments based on historical experience as well as other factors that we believe to be reasonable under the circumstances. These estimates may change in the future if underlying assumptions or factors change.

We consider the following significant accounting policies to be critical because of their complexity and the high degree of judgment involved in implementing them.

Revenue recognition
We generate revenue from the following primary sources: (1) licensing software products, including SaaS license agreements; (2) providing customer technical support (referred to as maintenance); and (3) providing professional services, such as product implementation, consulting and education.

Software license agreements under our subscription model include the right to receive and use unspecified future software products for no additional fee during the term of the agreement. We are required under generally accepted accounting principles (GAAP) to recognize revenue from these subscription licenses ratably over the term of the agreement. These amounts are recorded as subscription and maintenance revenue.

We also license our software products without the right to unspecified future software products. Revenue from these arrangements is either recognized at the inception of the license agreement (upfront basis) or ratably over the term of any maintenance agreement that is bundled with the license. Revenue is recognized up-front only when we have established VSOE for all of the undelivered elements of the agreement. We use the residual method to determine the amount of license revenue to be recognized up-front. The residual method allocates arrangement consideration to the undelivered elements based upon VSOE of the fair value of those elements, with the residual of the arrangement consideration allocated to the license. The portion allocated to the license is recognized ‘up-front’ once all four of the revenue recognition criteria are met. We establish VSOE of the fair value of maintenance from either contractually stated renewal rates or using the bell-shaped curve method. VSOE of the fair value of professional services is established based on hourly rates when sold on a stand-alone basis. Up-front revenue is recorded as Software Fees and Other. Revenue recognized on an up-front model will result in higher total revenue in a reporting period than if such revenue was recognized ratably.

If VSOE does not exist for all undelivered elements of an arrangement, we recognize total revenue from the arrangement ratably over the term of the maintenance agreement. Revenue recognized ratably is recorded as “Subscription and maintenance revenue.”

Revenue recognition does not commence until 1) we have evidence of an arrangement with a customer; 2) we deliver the specified products; 3) license agreement terms are fixed or determinable and free of contingencies or uncertainties that may alter the agreement such that it may not be complete and final; and 4) collection is probable. Revenue from sales to distributors and volume partners, value-added resellers and exclusive representatives commences, either on an up-front basis or ratably as described above, when these entities sell the software product to their customers. This is commonly referred to as the sell-through method.

Revenue from professional service arrangements is generally recognized as the services are performed. Revenue and costs from committed professional services that are sold as part of a software license agreement are deferred and recognized on a ratable basis over the life of the related software transaction.

In the event that agreements with our customers are executed in close proximity of other license agreements with the same customer, we evaluate whether the separate arrangements are linked, and, if so, they are considered a single multi-element arrangement for which revenue is recognized ratably as “Subscription and maintenance revenue” in the Consolidated Statements of Operations.

We have an established business practice of offering installment payment options to customers and a history of successfully collecting substantially all amounts due under such agreements. We assess collectability based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If, in our judgment, collection of a fee is not probable, we will not recognize revenue until the uncertainty is removed through the receipt of cash payment. We do not typically offer installment payments for perpetual license agreements that are recognized up-front, within “Software fees and other.”

See Note 1, “Significant Accounting Policies” for additional information on our revenue recognition policy.

Accounts receivable
The allowance for doubtful accounts is a reserve for the impairment of accounts receivable on the Consolidated Balance Sheets. In developing the estimate for the allowance for doubtful accounts, we rely on several factors, including:

•	Historical information, such as general collection history of multi-year software agreements;

•	Current customer information and events, such as extended delinquency, requests for restructuring and filings for bankruptcy;

•	Results of analyzing historical and current data; and

•	The overall macroeconomic environment.

The allowance includes two components: (1) specifically identified receivables that are reviewed for impairment when, based on current information, we do not expect to collect the full amount due from the customer; and (2) an allowance for losses inherent in the remaining receivable portfolio based on historical activity.

Income taxes
We account for income taxes under the asset and liability method. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, along with net operating losses and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect on deferred tax assets and liabilities of a change in tax rates on income in the period that includes the enactment date.

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

Goodwill, capitalized software products, and other intangible assets
GAAP requires an impairment-only approach to accounting for goodwill and other intangibles with an indefinite life. Absent any prior indicators of impairment, we perform an annual impairment analysis during the fourth quarter of our fiscal year. We have historically evaluated goodwill impairment based on a single reporting unit. We are in the process of reorganizing our internal management reporting and will change our segment reporting in the first quarter of fiscal 2012, which could give rise to changing how the Company tests for goodwill impairment.

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

The fair value of a reporting unit under the first step of the goodwill impairment test is measured using the quoted market price method. Determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant effect on whether an impairment charge is recognized and the magnitude of any such charge. These estimates are subject to review and approval by senior management. This approach uses significant assumptions, including projected future cash flow, the discount rate reflecting the risk inherent in future cash flow and a terminal growth rate. We performed our annual assessment of goodwill during the fourth quarter of fiscal 2011 and concluded that no impairment charge was required.

The carrying values of capitalized software products, for purchased software, internally developed software and other intangible assets are reviewed for recoverability on a quarterly basis. The facts and circumstances considered include an assessment of the net realizable value for capitalized software products and the recoverability of the cost of other intangible assets from future cash flows to be derived from the use of the asset. It is not possible for us to predict the likelihood of any possible future impairments or, if such an impairment were to occur, the magnitude thereof.

Intangible assets with finite useful lives are subject to amortization over the expected period of economic benefit to us. We evaluate whether events or circumstances have occurred that warrant a revision to the remaining useful lives of intangible assets. In cases where a revision to the remaining amortization period is deemed appropriate, the remaining carrying amounts of the intangible assets are amortized over the revised remaining useful life.

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

Accounting for share-based compensation
We currently maintain several stock-based compensation plans. We use the Black-Scholes option-pricing model to compute the estimated fair value of certain share-based awards. The Black-Scholes model includes assumptions regarding dividend yields, expected volatility, expected lives, and risk-free interest rates. These assumptions reflect our best estimates, but these items involve uncertainties based on market and other conditions outside of our control. As a result, if other assumptions had been used, stock-based compensation expense could have been materially affected. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially affected in future years.

As described in Note 15, “Stock Plans,” in the Notes to the Consolidated Financial Statements, performance share units (PSUs) are awards under the long-term incentive programs for senior executives where the number of shares or restricted shares, as applicable, ultimately received by the senior executives depends on Company performance measured against specified targets and will be determined at the conclusion of the three-year or one-year period, as applicable. The fair value of each award is estimated on the date that the performance targets are established based on the fair value of our stock and our estimate of the level of achievement of our performance targets. We are required to recalculate the fair value of issued PSUs each reporting period until the underlying shares are granted. The adjustment is based on the quoted market price of our stock on the reporting period date. Each quarter, we compare the actual performance we expect to achieve with the performance targets.

Fair value of financial instrument
The measurement of fair value for our financial instruments is based on the authoritative guidance which establishes a fair value hierarchy that is based on three levels of inputs and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. See Note 11, “Fair Value Measurements”, for additional information.

We are exposed to financial market risks arising from changes in interest rates and foreign exchange rates. Changes in interest rates could affect our monetary assets and liabilities, and foreign exchange rate changes could affect our foreign currency denominated monetary assets and liabilities and forecasted transactions. We enter into derivative contracts with the intent of mitigating a portion of these risks. See Note 10, “Derivatives”, for additional information.

All marketable securities are classified as available-for-sale securities and are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive income until realized. Premiums and discounts on debt securities recorded at the date of purchase are recognized in “Interest expense, net” using the effective interest method. Realized gains and losses on sales of all such investments are reported as “Interest expense, net” and are computed using the specific identification cost method.

For marketable securities in an unrealized loss position, we are required to assess whether we intend to sell the security or will more likely than not be required to sell the security before the recovery of its amortized cost basis less any current-period credit loss. If either of these conditions is met, an other-than-temporary impairment on the security is recognized in “Interest expense, net” equal to the entire difference between its fair value and amortized cost basis. See Note 5, “Marketable Securities,” for additional information.

Legal contingencies
We are currently involved in various legal proceedings and claims. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any legal proceeding or claim is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of the probability of a loss and the determination as to whether the amount of loss is reasonably estimable. Due to the uncertainties related to these matters, the decision to record an accrual and the amount of accruals recorded are based only on the information available at the time. As additional information becomes available, we reassess the potential liability related to our pending litigation and claims, and may revise our estimates. Any revisions could have a material effect on our results of operations. Refer to Note 12, “Commitments and Contingencies,” in the Notes to the Consolidated Financial Statements for a description of our material legal proceedings.

Item 7A. Quantitative and qualitative disclosures about market risk.

Interest rate risk
Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio, debt and installment accounts receivable. We have a prescribed methodology whereby we invest our excess cash in investments that are composed of money market funds, debt instruments of government agencies and investment grade corporate issuers (Standard and Poor’s single “BBB+” rating and higher). To mitigate risk, the current weighted average duration is less than one year, and the holdings of any one non-government issuer does not exceed 5% of the portfolio.

At March 31, 2011, our outstanding debt was $1,551 million, all of which was in fixed rate obligations except for our 2008 Revolving Credit Facility which had a $250 million balance at March 31, 2011. Refer to Note 9, “Debt,” in the Notes to the Consolidated Financial Statements for additional information.

At March 31, 2011, we had interest rate swaps with a total notional value of $500 million, $200 million of which were entered into during fiscal year 2011, that swap a total of $500 million of our 6.125% Senior Notes due December 2014 into floating interest rate debt through December 1, 2014. These swaps are designated as fair value hedges and are being accounted for in accordance with the shortcut method of FASB ASC Topic 815. Under the terms of the swaps, we will pay quarterly interest at a rate at an average of 2.88%, plus the three-month LIBOR rate, and will receive payment at 5.625%. The LIBOR-based rate is set quarterly three months prior to date of the interest payment.

At March 31, 2011, the fair value of these derivatives was approximately $15 million, of which approximately $11 million is included in “Other current assets” and approximately $4 million is included in “Other noncurrent assets, net” in our Consolidated Balance Sheet. At March 31, 2010, the fair value of these derivatives was approximately $1 million and is included in “Other current assets” in our Consolidated Balance Sheet.

Each 25 basis point increase or decrease in interest rates would have a corresponding effect on the annual interest expense related to our interest rates swaps that relate to the 6.125% Notes of approximately $1 million at March 31, 2011.

During fiscal year 2009, we entered into interest rate swaps with a total notional value of $250 million to hedge a portion of our variable interest rate payments on the Revolving Credit Facility. These derivatives were designated as cash flow hedges and matured in October 2010. During fiscal 2011, under the terms of the interest rate swaps, we paid interest at an average annualized rate of 2.83% and received interest payment at the one-month LIBOR rate.

Foreign currency exchange risk
We conduct business on a worldwide basis through subsidiaries in 47 countries and, as such, a portion of our revenues, earnings and net investments in foreign affiliates is exposed to changes in foreign exchange rates. We seek to manage our foreign exchange risk in part through operational means, including managing expected local currency revenues in relation to local currency costs and local currency assets in relation to local currency liabilities. In October 2005, our Board of Directors adopted our Risk Management Policy and Procedures, which authorize us to manage, based on management’s assessment, our risks and exposures to foreign currency exchange rates through the use of derivative financial instruments (e.g., forward contracts, options and swaps) or other means. We only use derivative financial instruments in the context of hedging and do not use them for speculative purposes.

During fiscal 2011 and 2010, we did not designate our foreign exchange derivatives as hedges. Accordingly, all foreign exchange derivatives are recognized on our Consolidated Balance Sheets at fair value and unrealized or realized changes in fair value from these contracts are recorded as “Other expenses (gains), net” in our Consolidated Statements of Operations. Refer to Note 10, “Derivatives” for additional information regarding our derivative activities.

If foreign currency exchange rates affecting our business weakened by 10% on an overall basis in comparison to the U.S. dollar, the amount of cash and cash equivalents we would report in U.S. dollars would decrease by approximately $145 million.

Item 8. Financial statements and supplementary data.

Our Consolidated Financial Statements are included in Part IV, Item 15 of this Form 10-K and are incorporated herein by reference.

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

Not applicable.

Item 9A. Controls and procedures.

(a) Evaluation of disclosure controls and procedures
Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective at the end of the period covered by this Form 10-K.

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

Management conducted its evaluation of the effectiveness of internal control over financial reporting at March 31, 2011 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s evaluation included the design of the Company’s internal control over financial reporting and the operating effectiveness of the Company’s internal control over financial reporting. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of the end of the period covered by this Form 10-K.

The Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company’s internal control over financial reporting as stated in their report which appears on page 55 of this Form 10-K.

(c) Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other information.

Not applicable

Part III

Item 10. Directors, executive officers and corporate governance.

Information required by this Item that will appear under the headings “Election of Directors,” “Litigation Involving Directors and Executive Officers,” “Nominating Procedures,” “Board Committees and Meetings” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy statement to be filed with the SEC relating to our 2011 Annual Meeting of Stockholders is incorporated herein by reference. Also, refer to Part I under the heading “Executive Officers of the Registrant” for information concerning our executive officers.

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

Item 11. Executive compensation.

Information required by this Item that will appear under the headings “Compensation and Other Information Concerning Executive Officers,” “Compensation Discussion and Analysis,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Compensation and Human Resources Committee Report on Executive Compensation” in the definitive proxy statement to be filed with the SEC relating to our 2011 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security ownership of certain beneficial owners and management and related stockholder matters.

Information required by this Item that will appear under the headings “Information Regarding Beneficial Ownership of Principal Stockholders, the Board and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” in the definitive proxy statement to be filed with the SEC relating to our 2011 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13. Certain relationships and related transactions, and director independence.

Information required by this Item that will appear under the headings “Related Person Transactions,” “Election of Directors,” “Board Committees and Meetings” and “Corporate Governance” in the definitive proxy statement to be filed with the SEC relating to our 2011 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14. Principal accountant fees and services.

Information required by this Item that will appear under the heading “Ratification of Appointment of Independent Registered Public Accountants” in the definitive proxy statement to be filed with the SEC relating to our 2011 Annual Meeting of Stockholders is incorporated herein by reference.

Part IV

Item 15. Exhibits, financial statement schedules.

(a) (1)	The Registrant’s financial statements together with a separate table of contents are annexed hereto.

(2)	Financial Statement Schedules are listed in the separate table of contents annexed hereto.

(3)	Exhibits.

Regulation S-K
Exhibit Number

3.1		Restated Certificate of Incorporation.	Filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K dated March 6, 2006.**

3.2		By-Laws of the Company, as amended.	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 23, 2007.**

4.1		Restated Certificate of Designation of Series One Junior Participating Preferred Stock, Class A of the Company.	Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated March 6, 2006.**

4.2		Stockholder Protection Rights Agreement, dated as of November 5, 2009, between the Company and Mellon Investor Services LLC, as Rights Agent, including as Exhibit A the forms of Rights Certificate and of Election to Exercise and as Exhibit B the form of Certificate of Designation and Terms of the Participating Preferred Stock of the Company.	Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 5, 2009.**

4.3		Indenture with respect to the Company’s 4.75% Senior Notes due 2009 and 5.625% Senior Notes due 2014, dated November 18, 2004, between the Company and The Bank of New York, as Trustee.	Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 15, 2004.**

4.4		Purchase Agreement dated November 15, 2004, among the Initial Purchasers of the 4.75% Senior Notes due 2009 and 5.625% Senior Notes due 2014, and the Company.	Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 15, 2004.**

4.5		First Supplemental Indenture, dated as of November 30, 2007, to the Indenture, dated as of November 18, 2004, between the Company and The Bank of New York, as trustee.	Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 3, 2008.**

4.6		Indenture dated as of June 1, 2008 between the Company and U.S. Bank National Association, as trustee, relating to the senior debt securities, the senior subordinated debt securities and the junior subordinated debt securities, as applicable.	Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3, Registration Number 333-151619, dated June 12, 2008.**

4.7		Officers’ Certificates dated November 13, 2009 establishing the terms of the Company’s 5.375% Senior Notes due 2019 pursuant to the Indenture dated as of June 1, 2008.	Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 13, 2009.**

4.8		Addendum to Registration Rights Agreement, dated as of November 30, 2007, relating to $500,000,000 5.625% Senior Notes Due 2014.	Filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated January 3, 2008.**

10	.1*	CA, Inc. 1991 Stock Incentive Plan, as amended.	Filed as Exhibit 1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997.**

Regulation S-K
Exhibit Number

10	.2*	1993 Stock Option Plan for Non-Employee Directors.	Filed as Annex 1 to the Company’s definitive Proxy Statement dated July 7, 1993.**

10	.3*	Amendment No. 1 to the 1993 Stock Option Plan for Non-Employee Directors dated October 20, 1993.	Filed as Exhibit E to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994.**

10	.4*	1996 Deferred Stock Plan for Non-Employee Directors.	Filed as Exhibit A to the Company’s Proxy Statement dated July 8, 1996.**

10	.5*	Amendment No. 1 to the 1996 Deferred Stock Plan for Non-Employee Directors.	Filed as Exhibit A to the Company’s Proxy Statement dated July 6, 1998.**

10	.6*	2001 Stock Option Plan.	Filed as Exhibit B to the Company’s Proxy Statement dated July 18, 2001.**

10	.7*	CA, Inc. 2002 Incentive Plan (Amended and Restated Effective as of April 27, 2007).	Filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.**

10	.8*	CA, Inc. 2002 Compensation Plan for Non-Employee Directors.	Filed as Exhibit C to the Company’s Proxy Statement dated July 26, 2002.**

10	.9*	Relocation Polices including Form of Moving and Relocation Expense Agreement.	Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated February 1, 2005.**

10	.10*	Restricted Stock Unit Agreement for John A. Swainson.	Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated November 18, 2004.**

10.11		Deferred Prosecution Agreement, including the related information and Stipulation of Facts.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 22, 2004.**

10.12		Final Consent Judgment of Permanent Injunction and Other Relief, including SEC complaint.	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 22, 2004.**

10	.13*	Form of Restricted Stock Unit Certificate.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004.**

10	.14*	Form of Non-Qualified Stock Option Certificate.	Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004.**

10	.15*	Form of Non-Qualified Stock Option Award Certificate.	Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated June 2, 2006.**

10	.16*	Form of Non-Qualified Stock Option Award Certificate (Employment Agreement).	Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K dated June 2, 2006.**

10	.17*	Form of Incentive Stock Option Award Certificate.	Filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K dated June 2, 2006.**

10	.18*	Form of Incentive Stock Option Award Certificate (Employment Agreement).	Filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K dated June 2, 2006.**

10	.19*	CA, Inc. Deferred Compensation Plan for John A. Swainson, dated April 29, 2005.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 29, 2005.**

10.20		Trust Agreement between Computer Associates International, Inc. and Fidelity Management Trust Company, dated as of April 29, 2005.	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 29, 2005.**

10	.21*	Program whereby certain designated employees, including the Company’s named executive officers, are provided with certain covered medical services, effective August 1, 2005.	Filed as Item 1.01 and Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 1, 2005.**

10	.22*	Amended and Restated CA, Inc. Executive Deferred Compensation Plan, effective November 20, 2006.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006.**

Regulation S-K
Exhibit Number

10	.23*	Form of Deferral Election.	Filed as Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the fiscal year 2006.**

10.24		Lease, dated as of August 15, 2006, among the Company, Island Headquarters Operators LLC and Islandia Operators LLC.	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 15, 2006.**

10	.25*	CA, Inc. 2007 Incentive Plan.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 21, 2007.**

10	.26*	Form of Award Agreement — Restricted Stock Units.	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 21, 2007.**

10	.27*	Form of Award Agreement — Restricted Stock Awards.	Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 21, 2007.**

10	.28*	Form of Award Agreement — Nonqualified Stock Awards.	Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated August 21, 2007.**

10.29		Credit Agreement dated as of August 29, 2007.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 29, 2007.**

10.30		Settlement Agreement, dated as of December 21, 2007, between the Company and the Bank of New York, as trustee, Linden Capital L.P. and Swiss Re Financial Products Corporation.	Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated January 3, 2008.**

10	.31*	First Amendment to CA, Inc. Executive Deferred Compensation Plan, effective February 25, 2008.	Filed as Exhibit 10.68 to the Company Annual Report on Form 10-K for the fiscal year ended March 31, 2008.**

10	.32*	First Amendment to Adoption Agreement for CA, Inc. Executive Deferred Compensation Plan, effective February 25, 2008.	Filed as Exhibit 10.69 to the Company Annual Report on Form 10-K for the fiscal year ended March 31, 2008.**

10	.33*	CA, Inc. Change in Control Severance Policy.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008.**

10	.34*	Amended and Restated Employment Agreement, dated December 8, 2008, between the Company and John Swainson.	Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008.**

10	.35*	Amended and Restated Employment Agreement, dated December 29, 2008, between the Company and Michael Christenson.	Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008.**

10	.36*	Amended and Restated Employment Agreement, dated December 29, 2008, between the Company and James Bryant.	Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008.**

10	.37*	Letter dated July 21, 2006 from the Company to Ajei S. Gopal regarding terms of employment.	Filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008.**

10	.38*	Amendment dated December 12, 2008 to letter dated July 21, 2006 from the Company to Ajei S. Gopal regarding terms of employment.	Filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008.**

10	.39*	Amended and Restated Employment Agreement, dated as of September 30, 2009, between the Company and Nancy E. Cooper.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.**

10	.40*	Amended and Restated Employment Agreement, dated as of September 30, 2009, between the Company and Amy Fliegelman Olli.	Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.**

10	.41*	Retention Letter Agreement dated as of October 1, 2009, between the Company and Michael J. Christenson.	Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.**

Regulation S-K
Exhibit Number

10	.42*	Retention Letter Agreement dated as of October 1, 2009, between the Company and Nancy E. Cooper.	Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.**

10	.43*	Retention Letter Agreement dated as of October 1, 2009, between the Company and Ajei S. Gopal.	Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.**

10	.44*	Retention Letter Agreement dated as of October 1, 2009, between the Company and Amy Fliegelman Olli.	Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.**

10	.45*	Summary description of special retirement vesting provisions available to certain Senior Management.	Filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.**

10	.46*	Director Retirement Donation Policy.	Filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.**

10	.47*	Non-Qualified Stock Option Certificate for William E. McCracken.	Filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.**

10	.48*	Summary description of financial planning benefit available to certain executives.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009.**

10	.49*	Form of Restricted Stock Unit Award Agreement for certain named executive officers.	Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009.**

10	.50*	Homeowners Relocation Policy for Senior Executives.	Filed as Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011.**

10	.51*	Renters Relocation Policy for Senior Executives.	Filed as Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011.**

10	.52*	Separation Agreement and General Claims Release between the Company and John A. Swainson, dated March 15, 2010.	Filed as Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011.**

10	.53*	Employment Agreement dated as of May 6, 2010 between the Company and William E. McCracken.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 6, 2010.**

10	.54*	Employment Agreement, dated as of June 23, 2010, between the Company and David C. Dobson.	Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010.**

10	.55*	Summary description of Director compensation.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010.**

10	.56*	Schedules A, B, and C (as amended) to CA, Inc. Change in Control Severance Policy.	Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010.**

10	.57*	CA, Inc. Special Retirement Vesting Benefit Policy.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2010.**

10	.58*	CA, Inc. 2003 Compensation Plan for Non-Employee Directors (amended and restated dated December 31, 2010).	Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2010.**

12.1		Statement of Ratios of Earnings to Fixed Charges.	Filed herewith.

21		Subsidiaries of the Registrant.	Filed herewith.

23		Consent of Independent Registered Public Accounting Firm.	Filed herewith.

Regulation S-K
Exhibit Number

31.1	Certification of the CEO pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the CFO pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101	The following financial statements from CA, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2011, formatted in XBRL (eXtensible Business Reporting Language):	Furnished herewith.

(i) Consolidated Statements of Operations — Years Ended March 31, 2011, 2010 and 2009.

(ii) Consolidated Balance Sheets — March 31, 2011 and March 31, 2010.

(iii) Consolidated Statements of Stockholders’ Equity — Years Ended March 31, 2011, 2010 and 2009.

(iv) Consolidated Statements of Cash Flows — Years Ended March 31, 2011, 2010 and 2009.

(v) Notes to Consolidated Financial Statements — March 31, 2011.

** Incorporated herein by reference.
*  Management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report report to be signed on its behalf by the undersigned, thereunto duly authorized.

CA, INC. By: William E. McCracken Chief Executive Officer (Principal Executive Officer)

Dated: May 16, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By: Nancy E. Cooper Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By: Richard J. Beckert Corporate Controller (Principal Accounting Officer)

Dated: May 16, 2011

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Raymond J. Bromark	Director

Gary J. Fernandes	Director

Rohit Kapoor	Director

Kay Koplovitz	Director

Christopher B. Lofgren	Director

William E. McCracken	Director

Richard Sulpizio	Director

Laura S. Unger	Director

Arthur F. Weinbach	Director

Renato (Ron) Zambonini	Director

Dated: May 16, 2011

CA, Inc. and Subsidiaries

Islandia, New York

Annual report on form 10-k
Item 8, Item 9A, Item 15(a)(1) and (2), and ITEM 15(c)

List of consolidated financial statements
and financial statement schedule

Consolidated financial statements and
financial statement schedule

Year ended March 31, 2011

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Report of independent registered public accounting firm

The Board of Directors and Stockholders
CA, Inc.:

We have audited the accompanying consolidated balance sheets of CA, Inc. and subsidiaries as of March 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended March 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule listed in Item 15(a)(2). We also have audited CA, Inc.’s internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CA, Inc.’s management is responsible for these consolidated financial statements and the consolidated financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting under Item 9A(b). Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CA, Inc. and subsidiaries as of March 31, 2011 and 2010, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended March 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Also, in our opinion, CA, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by COSO.

/s/ KPMG LLP

New York, New York
May 16, 2011

CA, Inc. and subsidiaries

consolidated statements of operations

	YEAR ENDED MARCH 31,
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)	2011	2010	2009

Revenue:
Subscription and maintenance revenue	$3,822	$3,765	$3,644
Professional services	327	288	353
Software fees and other	280	174	141

Total revenue	4,429	4,227	4,138

Expenses:
Costs of licensing and maintenance	278	250	242
Cost of professional services	303	259	305
Amortization of capitalized software costs	192	133	112
Selling and marketing	1,286	1,186	1,178
General and administrative	451	478	463
Product development and enhancements	471	468	479
Depreciation and amortization of other intangible assets	187	159	147
Other expenses (gains), net	16	14	(1)
Restructuring and other	(9)	52	102

Total expenses before interest and income taxes	3,175	2,999	3,027

Income before interest and income taxes	1,254	1,228	1,111
Interest expense, net	45	76	62

Income before income taxes	1,209	1,152	1,049
Income tax expense	386	393	388

Income from continuing operations	823	759	661
Income from discontinued operations, net of income tax	4	12	10

Net income	$827	$771	$671

Basic income per common share
Income from continuing operations	$1.60	$1.46	$1.27
Income from discontinued operations	0.01	0.02	0.02

Net income	$1.61	$1.48	$1.29

Basic weighted average shares used in computation	506	515	513

Diluted income per common share
Income from continuing operations	$1.60	$1.45	$1.27
Income from discontinued operations	0.01	0.02	0.02

Net income	$1.61	$1.47	$1.29

Diluted weighted average shares used in computation	507	533	537

See accompanying Notes to the Consolidated Financial Statements

CA, Inc. and subsidiaries
consolidated balance sheets

	MARCH 31,
(IN MILLIONS, EXCEPT SHARE AMOUNTS)	2011	2010

Assets
Current assets
Cash and cash equivalents	$3,049	$2,583
Marketable securities — current	75	—
Trade and installment accounts receivable, net	849	931
Deferred income taxes — current	246	360
Other current assets	152	116

Total current assets	4,371	3,990
Marketable securities — noncurrent	104	—
Installment accounts receivable, due after one year, net	—	46
Property and equipment, net of accumulated depreciation of $632 and $538, respectively	437	452
Goodwill	5,688	5,605
Capitalized software and other intangible assets, net	1,284	1,215
Deferred income taxes — noncurrent	284	348
Other noncurrent assets, net	246	232

Total assets	$12,414	$11,888

Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt and loans payable	$269	$15
Accounts payable	100	81
Accrued salaries, wages, and commissions	293	348
Accrued expenses and other current liabilities	395	469
Deferred revenue (billed or collected) — current	2,600	2,504
Taxes payable, other than income taxes payable — current	75	82
Federal, state, and foreign income taxes payable — current	124	31
Deferred income taxes — current	68	51

Total current liabilities	3,924	3,581
Long-term debt, net of current portion	1,282	1,530
Federal, state, and foreign income taxes payable — noncurrent	414	450
Deferred income taxes — noncurrent	64	137
Deferred revenue (billed or collected) — noncurrent	969	1,052
Other noncurrent liabilities	141	151

Total liabilities	6,794	6,901

Stockholders’ equity
Preferred stock, no par value, 10,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock, $0.10 par value, 1,100,000,000 shares authorized; 589,695,081 and 589,695,081 shares issued; 502,299,607 and 509,469,998 shares outstanding, respectively	59	59
Additional paid-in capital	3,615	3,657
Retained earnings	4,106	3,361
Accumulated other comprehensive loss	(65)	(126)
Treasury stock, at cost, 87,395,474 shares and 80,225,083 shares, respectively	(2,095)	(1,964)

Total stockholders’ equity	5,620	4,987

Total liabilities and stockholders’ equity	$12,414	$11,888

See accompanying Notes to the Consolidated Financial Statements

CA, Inc. and subsidiaries

consolidated statements of stockholders’ equity

				ACCUMULATED
				OTHER
		ADDITIONAL		COMPREHENSIVE		TOTAL
	COMMON	PAID-IN	RETAINED	(LOSS)	TREASURY	STOCKHOLDERS’
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)	STOCK	CAPITAL	EARNINGS	INCOME	STOCK	EQUITY

Balance at March 31, 2008	$59	$3,695	$2,085	$(101)	$(1,988)	$3,750
Net income			671			671
Translation adjustment				(77)		(77)
Unrealized loss on derivatives, net of $3 million in taxes				(5)		(5)

Comprehensive income						589
Share-based compensation		92				92
Dividends declared ($0.16 per share)			(83)			(83)
Exercise of common stock options, ESPP, and other items		(101)			119	18
Treasury stock purchased					(4)	(4)

Balance at March 31, 2009	$59	$3,686	$2,673	$(183)	$(1,873)	$4,362

Net income			771			771
Translation adjustment				55		55
Unrealized gain on derivatives, net of $1 million in taxes				2		2

Comprehensive income						828
Share-based compensation		102				102
Dividends declared ($0.16 per share)			(83)			(83)
Exercise of common stock options, ESPP, and other items		(131)			136	5
Treasury stock purchased					(227)	(227)

Balance at March 31, 2010	$59	$3,657	$3,361	$(126)	$(1,964)	$4,987

Net income			827			827
Translation adjustment				58		58
Realized loss on derivatives, net of $2 million in taxes				3		3

Comprehensive income						888
Share-based compensation		80				80
Dividends declared ($0.16 per share)			(82)			(82)
Exercise of common stock options and other items		(122)			107	(15)
Treasury stock purchased					(238)	(238)

Balance at March 31, 2011	$59	$3,615	$4,106	$(65)	$(2,095)	$5,620

See accompanying Notes to the Consolidated Financial Statements

CA, Inc. and subsidiaries

consolidated statements of cash flows

	YEAR ENDED MARCH 31,
(IN MILLIONS)	2011	2010	2009

Operating activities:
Net income	$827	$771	$671
Income from discontinued operations	(4)	(12)	(10)

Income from continuing operations	823	759	661
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	379	292	259
Provision for deferred income taxes	140	68	(56)
Provision for bad debts	6	6	15
Share based compensation expense	80	102	92
Amortization of discount on convertible debt	—	29	37
Asset impairments and other non-cash activities	2	13	2
Foreign currency transaction losses (gains)	4	(10)	67
Changes in other operating assets and liabilities, net of effect of acquisitions:
Decrease in trade and current installment accounts receivable, net	140	8	195
(Decrease) increase in deferred revenue	(128)	94	(49)
Increase (decrease) in taxes payable, net	(8)	(18)	34
Increase (decrease) in accounts payable, accrued expenses and other	23	(21)	(73)
(Decrease) increase in accrued salaries, wages, and commissions	(16)	25	(29)
Decrease in restructuring liabilities	(63)	(12)	(13)
Changes in other operating assets and liabilities	(5)	1	42

Net cash provided by operating activities — continuing operations	1,377	1,336	1,184

Investing activities:
Acquisitions of businesses, net of cash acquired, and purchased software	(252)	(617)	(76)
Purchases of property and equipment	(92)	(79)	(83)
Proceeds from sale and divestiture of assets	13	—	6
Capitalized software development costs	(170)	(188)	(129)
Purchases of marketable securities	(209)	—	—
Proceeds from the sale of marketable securities	9	—	—
Maturities of marketable securities	19	—	—
Other investing activities	(18)	(4)	(2)

Net cash used in investing activities — continuing operations	(700)	(888)	(284)

Financing activities:
Dividends paid	(82)	(83)	(83)
Purchases of common stock	(235)	(227)	(4)
Debt borrowings	260	744	1
Debt repayments	(273)	(1,205)	(680)
Debt issuance costs	—	(6)	—
Proceeds from call spread option	—	61	—
Exercise of common stock options and other	10	11	7

Net cash used in financing activities — continuing operations	(320)	(705)	(759)

Net change in cash and cash equivalents before effect of exchange rate changes on cash — continuing operations	357	(257)	141

Effect of exchange rate changes on cash	89	104	(252)
Cash provided by operating activities — discontinued operations	4	24	28
Cash provided by investing activities — discontinued operations	16	—	—

Net effect of discontinued operations on cash and cash equivalents	20	24	28

Increase (decrease) in cash and cash equivalents	466	(129)	(83)
Cash and cash equivalents at beginning of period	2,583	2,712	2,795

Cash and cash equivalents at end of period	$3,049	$2,583	$2,712

See accompanying Notes to the Consolidated Financial Statements

Notes to the consolidated financial statements

Note 1 — Significant Accounting Policies
(a) Description of business: CA, Inc. and subsidiaries (the Company) develops, markets, delivers and licenses software products and services.

(b) Presentation of financial statements: The accompanying audited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP), as defined in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 205. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, these estimates may ultimately differ from actual results. Significant items subject to such estimates and assumptions include: (i) the useful lives of long-lived assets, (ii) allowances for doubtful accounts, (iii) the valuation of derivatives, deferred tax assets, and long-lived assets, (iv) share-based compensation, (v) reserves for employee severance benefit obligations, (vi) income tax uncertainties and (vii) legal contingencies.

Certain prior year balances have been reclassified to conform to the current period’s presentation.

(c) Principles of consolidation: The Consolidated Financial Statements include the accounts of the Company and its majority-owned and controlled subsidiaries. Investments in affiliates owned 50% or less are accounted for by the equity method. Intercompany balances and transactions have been eliminated in consolidation. Companies acquired during each reporting period are reflected in the results of the Company effective from their respective dates of acquisition through the end of the reporting period (for additional information, refer to Note 2, “Acquisitions”).

(d) Divestitures: In June 2010, the Company sold its Information Governance business to Autonomy Corporation plc (Autonomy). At March 31, 2011, the Company identified its Internet Security Business as available for sale and on April 28, 2011, the Company signed an agreement for the sale of the business. The results of operations associated with the sales of these businesses have been presented as discontinued operations in the accompanying Consolidated Statements of Operations and Consolidated Statement of Cash Flows for the fiscal years 2011, 2010 and 2009. The effects of the discontinued operations were immaterial to the Company’s Consolidated Balance Sheet at March 31, 2011 and 2010. See Note 3, “Discontinued Operations,” for additional information.

In September 2010, the Company recognized a gain of approximately $10 million from the sale of its interest in an investment accounted for using the equity method. The gain is included in “Other expenses (gains), net” in the Company’s Consolidated Statements of Operations for the fiscal year 2011.

(e) Foreign currencies: Assets and liabilities of the Company’s international subsidiaries are translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using average exchange rates. Adjustments arising from the translation of the foreign currency financial statements of the Company’s subsidiaries into U.S. dollars are reported as currency translation adjustments in the “Accumulated other comprehensive loss” line item in the Consolidated Balance Sheets.

Foreign currency transaction gains (losses) were approximately $(18) million, $(10) million and $11 million in the fiscal years 2011, 2010 and 2009, respectively, and are included in the “Other expenses (gains), net” line item in the Consolidated Statements of Operations in the period in which they occur.

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

Subscription and maintenance revenue: Software licenses that include the right to receive unspecified future software products are considered subscription arrangements under GAAP and are recognized ratably over the term of the license agreement. Subscription and maintenance revenue is the amount of revenue recognized ratably during the reporting period from either: (i) subscription license agreements that were in effect during the period, which generally include maintenance that is bundled with and not separately identifiable from software usage fees or product sales; (ii) maintenance agreements associated with providing customer technical support and access to software fixes and upgrades which are separately identifiable from software usage fees or product sales; or (iii) software license agreements bundled with maintenance for which VSOE has not been established for maintenance. Revenue for these arrangements is recognized ratably over the term of the subscription or maintenance term.

Professional services: Revenue from professional service arrangements is generally recognized as the services are performed. Revenue and costs from committed professional services that are sold as part of a subscription license agreement are deferred and recognized on a ratable basis over the term of the related software license. VSOE of professional services is established based on daily rates when sold on a stand-alone basis. If it is not probable that a project will be completed or the payment will be received, revenue recognition is deferred until the uncertainty is removed.

Software fees and other: Software fees and other revenue primarily consists of revenue from the sale of perpetual software licenses that do not include the right to unspecified software products, on a stand-alone basis or in a bundled arrangement where VSOE exists for any undelivered elements. For bundled arrangements that include either maintenance or both maintenance and professional services, the Company uses the residual method to determine the amount of license revenue to be recognized. Under the residual method, consideration is allocated to undelivered elements based upon VSOE of those elements, with the residual of the arrangement fee allocated to and recognized as license revenue. The Company determines VSOE of maintenance, depending on the product, from either contractually stated renewal rates or the bell-shaped curve method.

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

(g) Sales commissions: Sales commissions are recognized in the period the commissions are earned by employees, which is typically upon signing of the contract. Under the Company’s sales commissions programs, the amount of sales commissions expense attributable to the license agreements signed in the period would be recognized fully, but the revenue from the license agreements may be recognized ratably over the subscription and maintenance term.

(h) Accounting for share-based compensation: Share-based awards exchanged for employee services are accounted for under the fair value method. Accordingly, share-based compensation cost is measured at the grant date, based on the fair value of the award. The expense for awards expected to vest is recognized over the employee’s requisite service period (generally the vesting period of the award). Awards expected to vest are estimated based on a combination of historical experience and future expectations.

The Company has elected to treat awards with only service conditions and with graded vesting as one award. Consequently, the total compensation expense is recognized straight-line over the entire vesting period, so long as the compensation cost recognized at any date at least equals the portion of the grant date fair value of the award that is vested at that date.

The Company uses the Black-Scholes option-pricing model to compute the estimated fair value of share-based awards in the form of options. The Black-Scholes model includes assumptions regarding dividend yields, expected volatility, expected term of the option and risk-free interest rates.

In addition to stock options and restricted share awards (RSAs) with time-based vesting, the Company issues performance share units (PSUs). Compensation costs for the PSUs are amortized over the requisite service periods based on the expected level of achievement of the performance targets. At the conclusion of the performance periods, the applicable number of shares of RSAs, restricted stock units (RSUs) or unrestricted shares granted may vary based on the level of achievement of the performance targets. Additionally, the grants are subject to the approval of the Company’s Compensation and Human Resources Committee of the Board of Directors (the Committee), which has discretion to reduce any award for any reason. The value of the PSU awards is remeasured each reporting period until the Committee approves attainment of the specified performance targets, at which time a grant date is deemed to have been achieved for accounting purposes, the value of the award is fixed and any remaining unrecognized compensation expense is recognized over the remaining time-based vesting period. See Note 15, “Stock Plans”, for additional information.

(i) Net income per share: Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of net income per share under the two-class method. Under the two-class method, net income is reduced by the amount of dividends declared in the period for each class of common stock and participating securities. The remaining undistributed income is then allocated to common stock and participating securities as if all of the net income for the period had been distributed. Basic net income per common share excludes dilution and is calculated by dividing net income allocable to common shares by the weighted average number of common shares outstanding for the period. Diluted net income per common share is calculated by dividing net income allocable to common shares by the weighted average number of common shares outstanding at the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards and convertible notes. See Note 14, “Income from Continuing Operations Per Common Share”, for additional information.

(j) Concentration of credit risk: Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash equivalents, derivatives and accounts receivable. The Company historically has not experienced any losses in its cash and cash equivalent portfolios.

Amounts included in accounts receivable expected to be collected from customers, as disclosed in Note 6, “Trade and Installment Accounts Receivable”, have limited exposure to concentration of credit risk due to the diverse customer base and geographic areas covered by operations.

(k) Cash and cash equivalents: All financial instruments purchased with an original maturity of three months or less at the time of purchase are considered cash equivalents. The Company’s cash and cash equivalents are held by its subsidiaries throughout the world, frequently in each subsidiary’s respective functional currency which may not be the U.S. dollar. Approximately 47% and 46% of cash and cash equivalents were maintained outside the United States at March 31, 2011 and 2010, respectively.

Total interest income, which primarily relates to the Company’s cash and cash equivalent balances and marketable securities, for fiscal year 2011, 2010 and 2009 was approximately $24 million, $26 million and $70 million, respectively, and is included in the “Interest expense, net” line item in the Consolidated Statements of Operations.

(l)Marketable securities: All marketable securities are classified as available-for-sale securities and are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive income until realized. Premiums and discounts on debt securities recorded at the date of purchase are recognized in “Interest expense, net” using the effective interest method. Realized gains and losses on sales of all such investments are reported in “Interest expense, net” and are computed using the specific identification cost method.

For marketable securities in an unrealized loss position, the Company is required to assess whether it intends to sell the security or will more likely than not be required to sell the security before the recovery of its amortized cost basis less any current-period credit loss. If either of these conditions is met, an other-than-temporary impairment on the security is recognized in “Interest expense, net” equal to the difference between its fair value and amortized cost basis. See Note 5, “Marketable Securities”, for additional information.

(m) Fair value measurements: Fair value is the price that would be received for an asset or the amount paid to transfer a liability in an orderly transaction between market participants. The Company is required to classify certain assets and liabilities based on the following fair value hierarchy:

—	Level 1: Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

—	Level 2: Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly; and

—	Level 3: Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

See Note 11, “Fair Value Measurements,” for additional information.

(n) Long-lived assets:

Impairment of long-lived assets, excluding goodwill and other intangibles: Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

Property and equipment: Property and equipment are stated at cost. Depreciation and amortization expense is calculated based on the estimated useful lives of the assets, and is recognized by using the straight-line method. Building and improvements are estimated to have 5 to 40 year lives, and the remaining property and equipment are estimated to have 3 to 7 year lives.

Capitalized development costs: Capitalized development costs in the accompanying Consolidated Balance Sheets include costs associated with the development of computer software to be sold, leased or otherwise marketed. Software development costs associated with new products and significant enhancements to existing software products are expensed as incurred until technological feasibility has been established. Annual amortization of capitalized software costs is the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life of the software product, generally estimated to be 5 years from the date the product became available for general release to customers. The Company generally recognizes amortization expense for capitalized software costs using the straight-line method.

Impairment of goodwill and other intangible assets: Purchased software products and other intangible assets subject to amortization are reviewed for impairment quarterly and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Intangible assets with indefinite lives are not subject to amortization. Goodwill and indefinite-lived intangible assets are tested annually for impairment during the fourth quarter of the fiscal year, or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. The Company also evaluates indefinite-lived intangible assets for impairment whenever events or changes in business circumstances indicate that the indefinite useful lives assumption of these assets is no longer appropriate. The Company evaluates goodwill impairment based on a single reporting unit.

Purchased software products: Purchased software products primarily include the cost of software technology acquired in business combinations. The cost of such products is equal to the fair value of the acquired software technology at the acquisition date. The Company’s records straight-line amortization of purchased software costs over their remaining economic lives, estimated to be between 3 and 10 years from the date of acquisition.

Other intangible assets: Other intangible assets include both customer relationships and trademarks/trade names. The Company amortizes all other intangible assets over their remaining economic lives, estimated to be between 2 and 12 years from the date of acquisition.

Goodwill: Goodwill represents the excess of the aggregate purchase price over the fair value of the net tangible and intangible assets, including in-process research and development, acquired by the Company in a purchase business combination. Goodwill is not amortized into results of operations but instead is reviewed for impairment.

See Note 7, “Long-Lived Assets,” for additional information.

(o) Restricted cash: The Company’s insurance subsidiary requires a minimum restricted cash balance of $50 million. In addition, the Company has other restricted cash balances, including cash collateral for letters of credit. The total amount of restricted cash at March 31, 2011 and 2010 was approximately $56 million and $55 million, respectively, and is included in the “Other noncurrent assets, net” line item in the Consolidated Balance Sheets.

(p) Income taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date.

The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to uncertain tax positions in income tax expense. See Note 16, “Income Taxes,” for additional information.

(q) Deferred revenue (billed or collected): The Company accounts for unearned revenue on billed amounts due from customers on a gross basis. Unearned revenue on billed installments (collected or uncollected) is reported as deferred revenue in the liabilities section of the Consolidated Balance Sheets.

Deferred revenue (billed or collected) excludes contractual commitments executed under license and maintenance agreements that will be billed in future periods. See Note 8, “Deferred Revenue,” for additional information.

Note 2 — acquisitions
During fiscal year 2011, the Company acquired 100% of the voting equity interests of Arcot Systems, Inc. (Arcot), a privately held provider of authentication and fraud prevention solutions through on-premises software or cloud services. The acquisition of Arcot adds technology for fraud prevention and authentication to the Company’s Identity and Access Management offerings. The purchase price of the acquisition was approximately $197 million.

The purchase price was allocated to net tangible and intangible assets and liabilities based upon their estimated fair values at the October 4, 2010 acquisition date. The allocation of the purchase price to acquired assets, including intangible assets, is preliminary as the Company has not completed its analysis of the fair value of the acquired intangibles and the historical tax records of Arcot. The excess purchase price over the estimated value of the net tangible and intangible assets was recorded as goodwill. Goodwill recognized in the preliminary purchase price allocation includes synergies expected to be achieved through integration of the acquired technology with the Company’s existing product portfolio and the intangible assets that are not separable, such as assembled workforce and going concern.

The Company’s other acquisitions during fiscal year 2011 were individually immaterial.

The pro forma effects of the Company’s fiscal year 2011 acquisitions on revenues and results of operations for fiscal years 2011, 2010 and 2009 were considered immaterial, both individually and in the aggregate. The fiscal year 2011 acquisitions’ effects on revenue and results of operations since the dates of acquisition were also considered immaterial, both individually and in the aggregate.

The following represents the preliminary allocation of the purchase price and estimated useful lives to the acquired net assets of Arcot and the Company’s other fiscal year 2011 acquisitions:

		OTHER FISCAL 2011	ESTIMATED
(DOLLARS IN MILLIONS)	ARCOT	ACQUISITIONS	USEFUL LIFE

Finite-lived intangible assets(1)	$38	$12	2-8 years
Purchased software	86	41	10 years
Goodwill	61	19	Indefinite
Deferred tax assets/(liabilities)	1	(3)	—
Other assets net of other liabilities assumed	11	2	—

Purchase price	$197	$71

(1)	Includes customer relationships and trade names.

Goodwill from Arcot and the Company’s other fiscal 2011 acquisitions that will be deductible for tax purposes is not expected to be material.

During fiscal year 2010, the Company acquired the following:

•	Nimsoft AS (Nimsoft) — the Company acquired 100% of the voting equity interests of Nimsoft, a privately held provider of IT performance and availability monitoring solutions for emerging enterprises and managed service providers. The acquisition of Nimsoft extends the Company’s ability to meet the needs of emerging enterprises and managed service providers. The total purchase price of the acquisition was approximately $353 million.

•	3Tera, Inc. (3Tera) — the Company acquired 100% of the voting equity interests of 3Tera, a privately held provider of IT performance and availability monitoring solutions for emerging enterprises and managed software providers. The acquisition of 3Tera helps the Company expand its portfolio of technology management solutions. The total purchase price of the acquisition was approximately $100 million.

•	Oblicore, Inc. (Oblicore) — the Company acquired 100% of the voting equity interests of Oblicore, a privately held provider of service level management software for enterprises and service providers. The total purchase price of the acquisition was approximately $20 million.

•	NetQoS, Inc. (NetQoS) — the Company acquired 100% of the voting equity interests of NetQoS, a provider of network performance management and service delivery solutions. NetQoS solutions will extend the Company’s capabilities in the areas of application performance management and network and system management. The total purchase price of the acquisition was approximately $200 million.

The following represents the allocation of the purchase price and estimated useful lives to the acquired net assets of the Company’s fiscal year 2010 acquisitions at March 31, 2011:

				REMAINING
			OTHER FISCAL 2010	ESTIMATED
(DOLLARS IN MILLIONS)	NETQOS	NIMSOFT	ACQUISITIONS	USEFUL LIFE

Finite-lived intangible assets(1)	$27	$38	$8	2-6 years
Purchased software	104	229	90	5-10 years
Goodwill	106	85	47	Indefinite
Deferred tax liabilities	(39)	(7)	(23)	—
Other assets net of other liabilities assumed	2	8	(2)	—

Purchase price	$200	$353	$120

(1)	Includes customer relationships and trade names.

The excess purchase price over the estimated value of the net tangible and identifiable intangible assets was recorded to goodwill. The allocation of a significant portion of the purchase price to goodwill was predominately due to the intangible assets that are not separable, such as assembled workforce and going concern. Approximately $45 million and $11 million of the goodwill is expected to be deductible for tax purposes for Nimsoft and Oblicore, respectively. None of the goodwill for 3Tera and NetQoS is expected to be deductible for tax purposes.

The pro forma effects of the Company’s fiscal 2010 acquisitions on the Company’s revenues and results of operations for fiscal years 2010 and 2009 were considered immaterial, both individually and in the aggregate.

The Company had approximately $73 million and $74 million of accrued acquisition-related costs at March 31, 2011 and 2010, respectively. Approximately $73 million and $64 million of the accrued acquisition-related costs at March 31, 2011 and 2010, respectively, related to purchase price amounts withheld subject to indemnification protections.

Note 3 — discontinued operations
In June 2010, the Company sold its Information Governance business, consisting primarily of the CA Records Manager and CA Message Manager software offerings and related professional services, for approximately $19 million to Autonomy. The loss from discontinued operations was approximately $6 million and consisted of a loss from operations of approximately $1 million, net of a tax benefit of approximately $1 million, and a loss upon disposal of approximately $5 million, inclusive of tax expense of approximately $4 million. The loss from discontinued operations is included in the Company’s Consolidated Statement of Operations for the fiscal year 2011.

The Information Governance business results for the fiscal years 2010 and 2009 included revenue of approximately $22 million and $24 million, respectively, and loss from operations was approximately $1 million and less than $1 million, respectively.

At March 31, 2011, the Company identified its Internet Security Business as available for sale and on April 28, 2011, the Company signed an agreement for the sale of the business. The income from the discontinued operations was approximately $10 million, net of tax expense of approximately $5 million, is included in the Company’s Consolidated Statement of Operations for the fiscal year 2011.

The business results for the fiscal years 2011, 2010 and 2009 consisted of revenue of approximately $83 million, $104 million and $109 million, respectively, and income from operations of approximately $10 million, $13 million and $10 million, respectively.

Note 4 — restructuring
Fiscal 2010 restructuring plan: The Fiscal 2010 restructuring plan (Fiscal 2010 Plan) was announced in March 2010 and is composed of a workforce reduction of approximately 1,000 positions and global facilities consolidations. These actions were intended to better align the Company’s cost structure with the skills and resources required to more effectively pursue opportunities in the marketplace and execute the Company’s long-term growth strategy. The total amounts expected to be incurred with respect to severance and facilities abandonment under the Fiscal 2010 Plan are $44 million and $2 million, respectively. The amounts incurred by period and cumulatively are as follows:

		FACILITIES
(IN MILLIONS)	SEVERANCE	ABANDONMENT

Fiscal Year 2010:
Amount recognized in period	$48	$2
Fiscal Year 2011:
Amount recognized in period	(4)	—

Cumulative amount recognized	$44	$2

Actions under the Fiscal 2010 Plan were substantially completed by the end of fiscal year 2011.

Fiscal 2007 restructuring plan: In August 2006, the Company announced the Fiscal 2007 restructuring plan (Fiscal 2007 Plan) to significantly improve the Company’s expense structure and increase its competitiveness. The Fiscal 2007 Plan’s objectives included a workforce reduction of approximately 3,100 employees, global facilities consolidations and other cost reduction initiatives. The total amounts expected to be incurred with respect to severance and facilities abandonment under the Fiscal 2007 Plan are $220 million and $118 million, respectively. The amounts incurred by period and cumulatively are as follows:

		FACILITIES
(IN MILLIONS)	SEVERANCE	ABANDONMENT

Fiscal Year 2009:
Amount recognized in period	$28	$68

Cumulative amounts recognized	223	117
Fiscal Year 2010:
Amount recognized in period	(4)	—

Cumulative amount recognized	219	117
Fiscal Year 2011:
Amount recognized in period	1	1

Cumulative amount recognized	$220	$118

Actions under the Fiscal 2007 Plan were substantially completed by the end of fiscal year 2010.

Accrued restructuring costs and changes in the accruals for fiscal years 2011, 2010 and 2009 associated with the Fiscal 2010 and Fiscal 2007 Plans were as follows:

FISCAL 2010 PLAN		FACILITIES
(IN MILLIONS)	SEVERANCE	ABANDONMENT

Accrued balance at March 31, 2009	$—	$—
Amounts charged to expense	48	2
Payments	(2)	—

Accrued balance at March 31, 2010	46	2
Changes in estimate	(4)	—
Payments	(37)	(1)
Accretion and other	(1)	—

Accrued balance at March 31, 2011	$4	$1

FISCAL 2007 PLAN		FACILITIES
(IN MILLIONS)	SEVERANCE	ABANDONMENT

Accrued balance at March 31, 2008	$93	$27
Amounts charged to expense	28	68
Payments	(76)	(24)

Accrued balance at March 31, 2009	45	71
Changes in estimate	(4)	—
Payments	(33)	(19)
Accretion and other	—	8

Accrued balance at March 31, 2010	8	60
Changes in estimate	1	1
Payments	(5)	(18)
Accretion and other	—	3

Accrued balance at March 31, 2011	$4	$46

The severance liability is included in the “Accrued salaries, wages, and commissions” line item on the Consolidated Balance Sheet. The facilities abandonment liability is included in the “Accrued expenses and other current liabilities” and “Other noncurrent liabilities” line items on the Consolidated Balance Sheet. The costs are included in the “Restructuring and other” line item on the Consolidated Statements of Operations for the fiscal year ended March 31, 2011, 2010 and 2009.

Accretion and other includes accretion of the Company’s lease obligations related to facilities abandonment as well as changes in the assumptions related to future sublease income. These costs are included in the “General and administrative” expense line item of the Consolidated Statement of Operations.

Note 5 — marketable securities
At March 31, 2011, available-for-sale securities consisted of the following:

	MARCH 31, 2011
	AGGREGATE	GROSS	GROSS
	COST	UNREALIZED	UNREALIZED	AGGREGATE
(IN MILLIONS)	BASIS	GAINS	LOSSES	FAIR VALUE

U.S. treasury and agency securities	$60	$—	$—	$60
Municipal securities	2	—	—	2
Corporate debt securities	117	—	—	117

	$179	$—	$—	$179

At March 31, 2011, the Company did not have any debt securities that were in a continuous unrealized loss position for greater than 12 months. At March 31, 2011, $75 million of marketable securities had scheduled maturities of less than one year, and approximately $104 million had maturities of greater than one year but do not exceed three years.

At March 31, 2011, proceeds from the sale of marketable securities and realized gains and realized losses were approximately $9 million and less than $1 million, respectively.

At March 31, 2010, the Company had less than $1 million of marketable securities.

Note 6 — trade and installment accounts receivable
The Company uses installment license agreements as a standard business practice and has a history of successfully collecting substantially all amounts due under the original payment terms without making concessions on payments, software products, maintenance, or professional services. Trade and installment accounts receivable, net represent amounts due from the Company’s customers. These accounts receivable balances are presented net of allowance for doubtful accounts and unamortized discounts. Unamortized discounts reflect imputed interest for the time value of money for license agreements signed prior to October 2000 (prior business model). These accounts receivable balances include revenue recognized in advance of customer billings but do not include unbilled contractual commitments executed under license agreements implemented since October 2000. The components of trade and installment accounts receivable, net are as follows:

	AT MARCH 31,
(IN MILLIONS)	2011	2010

Current:
Accounts receivable — billed	$758	$768
Accounts receivable — unbilled	86	72
Other receivables	27	26
Unbilled amounts due within the next 12 months — prior business model	—	93
Less: Allowance for doubtful accounts	(22)	(24)
Less: Unamortized discounts	—	(4)

Trade and installment accounts receivable, net	$849	$931

Noncurrent:
Unbilled amounts due beyond the next 12 months — prior business model	—	46

Installment accounts receivable, due after one year, net	$—	$46

Note 7 — long-lived assets
Property and equipment:

A summary of property and equipment is as follows:

	AT MARCH 31,
(IN MILLIONS)	2011	2010

Land and buildings	$232	$208
Equipment, software developed for internal use, furniture, and leasehold improvements	837	782

	1,069	990
Accumulated depreciation and amortization	(632)	(538)

Property and equipment, net	$437	$452

No impairment charge was recorded during fiscal year 2011 for software that was capitalized for internal use. During fiscal years 2010 and 2009, the Company recorded impairment charges of approximately $3 million and $5 million, respectively, for software that was capitalized for internal use but was determined to be impaired.

Capitalized software and other intangible assets: The gross carrying amounts and accumulated amortization for capitalized software and other intangible assets at March 31, 2011 were approximately $7,417 million and $6,133 million, respectively. These amounts included fully amortized assets of approximately $5,290 million, which was composed of purchased software of approximately $4,662 million, internally developed software products of approximately $508 million and other intangible assets subject to amortization of approximately $120 million. The gross carrying amounts and accumulated amortization for identified intangible assets that were not fully amortized were as follows:

	AT MARCH 31, 2011
	GROSS
	AMORTIZABLE	ACCUMULATED	NET
(IN MILLIONS)	ASSETS	AMORTIZATION	ASSETS

Purchased software products	$768	$198	$570
Capitalized development cost and other intangibles:
Internally developed software products	693	205	488
Other intangible assets subject to amortization	652	440	212
Other intangible assets not subject to amortization	14	—	14

Total capitalized software costs and other intangible assets	$2,127	$843	$1,284

The gross carrying amounts and accumulated amortization for capitalized software and other intangible assets at March 31, 2010 were approximately $7,098 million and $5,883 million, respectively. These amounts included fully amortized intangible assets of approximately $5,146 million, which was composed of purchased software of approximately $4,603 million, internally developed software products of approximately $423 million and other intangible assets subject to amortization of approximately $120 million. The gross carrying amounts and accumulated amortization for identified intangible assets that were not fully amortized were as follows:

	AT MARCH 31, 2010
	GROSS
	AMORTIZABLE	ACCUMULATED	NET
(IN MILLIONS)	ASSETS	AMORTIZATION	ASSETS

Purchased software products	$695	$171	$524
Capitalized development costs and other intangibles:
Internally developed software products	620	187	433
Other intangible assets subject to amortization	623	379	244
Other intangible assets not subject to amortization	14	—	14

Total capitalized development costs and other intangible assets	$1,952	$737	$1,215

Depreciation and amortization expense:  A summary of depreciation and amortization expense is as follows:

	FISCAL YEAR ENDING MARCH 31,
(IN MILLIONS)	2011	2010	2009

Depreciation	$114	$105	$96
Amortization of purchased software	88	50	47
Amortization of internally developed software products	104	83	65
Amortization of other intangible assets	73	54	51

Total	$379	$292	$259

Based on the intangible assets recognized at March 31, 2011, the annual amortization expense over the next five fiscal years is expected to be as follows:

	YEAR ENDED MARCH 31,
(IN MILLIONS)	2012	2013	2014	2015	2016

Capitalized software:
Purchased	$85	$78	$70	$59	$57
Internally developed	121	120	103	78	46
Other intangible assets	59	47	41	36	22

Total	$265	$245	$214	$173	$125

Goodwill: The accumulated goodwill impairment losses previously recognized by the Company totaled approximately $111 million at March 31, 2011 and 2010. These losses were recognized in fiscal years 2003 and 2002.

Goodwill activity for fiscal years 2011 and 2010 was as follows:

(IN MILLIONS)	AMOUNTS

Balance at March 31, 2009	$5,364
Acquisitions, including reduction of $62 million for retrospective adjustments in fiscal year 2011	241

Revised balance at March 31, 2010	$5,605
Amounts allocated to loss on discontinued operations	(11)
Acquisitions	84
Foreign currency translation adjustment	10

Balance at March 31, 2011	$5,688

The retrospective adjustments to goodwill recorded in fiscal year 2011 consist of reductions relating to fiscal year 2010 acquisitions of approximately $62 million. The adjustment is primarily attributable to finalization of the analysis of fair value of the acquired intangibles from Nimsoft and 3Tera.

Note 8 — deferred revenue
The components of deferred revenue at March 31, 2011 and 2010 are as follows:

	MARCH 31,	MARCH 31,
(IN MILLIONS)	2011	2010

Current:
Subscription and maintenance	$2,444	$2,338
Professional services	145	151
Financing obligations and other	11	15

Total deferred revenue (billed or collected) — current	2,600	2,504

Noncurrent:
Subscription and maintenance	940	1,026
Professional services	27	24
Financing obligations and other	2	2

Total deferred revenue (billed or collected) — noncurrent	969	1,052

Total deferred revenue (billed or collected)	$3,569	$3,556

Note 9 — debt
At March 31, 2011 and 2010, the Company’s debt obligations consisted of the following:

	AT MARCH 31,
(IN MILLIONS)	2011	2010

Revolving Credit Facility due August 2012	$250	$250
5.375% Notes due November 2019	750	750
6.125% Notes due December 2014, net of unamortized premium from fair value hedge of $15 and $1	515	501
Other indebtedness, primarily capital leases	42	51
Unamortized discount for Notes	(6)	(7)

Total debt outstanding	$1,551	$1,545

Less the current portion	(269)	(15)

Total long-term debt portion	$1,282	$1,530

Interest expense for fiscal years 2011, 2010 and 2009 was $68 million, $102 million and $130 million, respectively.

The maturities of outstanding debt are as follows:

	YEAR ENDED MARCH 31,
(IN MILLIONS)	2012	2013	2014	2015	2016	THEREAFTER

Amount due	$269	$11	$10	$516	$—	$745

Revolving credit facility: The maximum committed amount available under the Revolving Credit Facility due August 2012 is $1 billion, exclusive of incremental credit increases of up to an additional $500 million, which are available subject to certain conditions and the agreement of its lenders.

Borrowings under the Revolving Credit Facility bear interest at a rate dependent on the Company’s credit ratings at the time of such borrowings and are calculated according to a base rate or a Eurocurrency rate, as the case may be, plus an applicable margin. In addition, depending on the Company’s credit rating at the time of the borrowing, the Company must pay a utilization fee for borrowings over 50% of the total commitment. The Company must also pay facility commitment fees quarterly on the final allocated amount of each Lender’s full revolving credit commitment (without taking into account any outstanding borrowings under such commitments) and at rates dependent on its credit ratings.

For incremental borrowings that are not subject to a utilization fee, the applicable interest rate at March 31, 2011, based on the Company’s credit rating, is approximately 0.66% (Eurocurrency rate plus the applicable margin).

Total interest expense relating to borrowings under the Revolving Credit Facility for fiscal years 2011, 2010 and 2009 was approximately $2 million, $5 million and $24 million, respectively. Interest rates applicable to the facility at March 31, 2011 and 2010 are as follows:

	AT MARCH 31,
	2011	2010

Weighted average interest rate on outstanding borrowings	0.65%	3.18%
Applicable margin on Eurocurrency borrowing	0.35%	0.35%
Utilization fee	0.10%	0.10%
Facility commitment fee	0.10%	0.10%

The Revolving Credit Facility contains financial and non-financial covenants and negative covenants. The financial covenants include: (i) for the 12 months ending each quarter-end, the ratio of consolidated debt for borrowed money to consolidated cash flow, each as defined in the Revolving Credit Facility, must not exceed 4.00 to 1.00; and (ii) for the 12 months ending each quarter-end, the ratio of consolidated cash flow to the sum of interest payable on, and amortization of debt discount in respect of, all consolidated debt for borrowed money, as defined in the Revolving Credit Facility, must not be less than 5.00 to 1.00. At March 31, 2011, the Company is in compliance with all covenants. In addition, as a condition precedent to each borrowing made under the Revolving Credit Facility, at the date of such borrowing, (i) no event of default shall have occurred and be continuing and (ii) the Company is to reaffirm the representations and warranties made by the Company in the Revolving Credit Facility other than those representations and warranties that referred to a specified date or period.

The Company repaid the outstanding Revolving Credit Facility balance of $250 million in April 2011.

Notes: The Company’s 5.375% Notes and 6.125% Senior Notes (collectively, the “Notes”) are senior unsecured obligations and rank equally in right of payment with all of the Company’s other existing and future senior unsecured indebtedness. The Notes are subordinated to any future secured indebtedness to the extent of the assets securing such future indebtedness and structurally subordinated to any indebtedness of the Company’s subsidiaries. The Company has the option to redeem the Notes at any time, at redemption prices equal to the greater of (i) the principal amount of the securities to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal thereof and interest thereon that would be due on the securities to be redeemed, discounted to the date of redemption on a semi-annual basis at the treasury rate plus 30 basis points and 20 basis points for the 5.375% Notes and the 6.125% Notes, respectively.

The maturity of the Notes may be accelerated by the holders upon certain events of default, including failure to make payments when due and failure to comply with covenants or agreements of the Company set forth in the Notes or the Indenture after notice and failure to cure.

5.375% notes due November 2019: During the third quarter fiscal year 2010, the Company issued approximately $750 million principal amount of 5.375% Notes due 2019 (the 5.375% Notes). The net proceeds of the offering were approximately $738 million, after being issued at a discount and deducting expenses, underwriting fees and commissions of approximately $6 million. The discount is being amortized over the term to maturity. In the event of a change of control, each noteholder will have the right to require the Company to repurchase all or any part of such holder’s 5.375% Notes in cash at a price equal to 101% of the principal amount of such Notes plus accrued and unpaid interest, if any, to the date of repurchase, subject to the right of holders of record on the relevant interest payment date to receive interest due on the relevant interest payment date.

6.125% notes due December 2014: The Company has entered into interest rate swaps to convert $500 million of its 6.125% Notes into floating interest rate payments through December 1, 2014. Under the terms of the swaps, the Company will pay quarterly interest at an average rate of 2.88% plus the three-month London Interbank Offered Rate (LIBOR), and will receive payment at 5.625%. The LIBOR based rate is set quarterly three months prior to the date of the interest payment. The Company designated these swaps as fair value hedges and accounting for them in accordance with the shortcut method of FASB ASC Topic 815. The carrying value of the 6.125% Notes has been adjusted by an amount that is equal and offsetting to the fair value of the swaps.

Other indebtedness: The Company has available an unsecured and uncommitted multi-currency line of credit to meet short-term working capital needs for the Company’s subsidiaries operating outside the United States and uses guarantees and letters of credit issued by financial institutions to guarantee performance on certain contracts. At March 31, 2011, approximately $55 million was pledged in support of bank guarantees and other local credit lines and none of these arrangements had been drawn down by third parties.

The Company uses a notional pooling arrangement with an international bank to help manage global liquidity requirements. Under this pooling arrangement, the Company and its participating subsidiaries may maintain either cash deposit or borrowing positions through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Because it maintains a security interest in the cash deposits, and has the right to offset the cash deposits against the borrowings, the bank provides the Company and its participating subsidiaries favorable interest terms on both. At March 31, 2011, there were no borrowings outstanding under this cash pooling arrangement. Borrowings and repayments were approximately $260 million for the year ended March 31, 2011. Borrowings outstanding during the period did not exceed $130 million.

Note 10 — derivatives
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

Interest rate swaps: The Company has interest rate swaps with a total notional value of $500 million, $200 million of which were entered into during fiscal year 2011, that swap a total of $500 million of its 6.125% Senior Notes due December 2014 into floating interest rate debt through December 1, 2014. These swaps are designated as fair value hedges.

At March 31, 2011, the fair value of these derivatives was an asset of approximately $15 million, of which approximately $11 million is included in “Other current assets” and approximately $4 million is included in “Other noncurrent assets, net” in the Company’s Consolidated Balance Sheet. At March 31, 2010, the fair value of these derivatives was approximately $1 million and is included in “Other current assets” in the Company’s Consolidated Balance Sheet.

During fiscal year 2009, the Company entered into interest rate swaps with a total notional value of $250 million to hedge a portion of its variable interest rate payments on the Revolving Credit Facility. These derivatives were designated as cash flow hedges and matured in October 2010. At March 31, 2010, the fair value of these derivatives was a liability of approximately $4 million and is included in “Accrued expenses and other current liabilities” in the Company’s Consolidated Balance Sheet.

The effective portion of these cash flow hedges is recorded as “Accumulated other comprehensive loss” in the Company’s Consolidated Balance Sheets and is reclassified into “Interest expense, net,” in the Company’s Consolidated Statements of Operations in the same period during which the hedged transaction affected earnings. Any ineffective portion of the cash flow hedges would have been recorded immediately to “Interest expense, net”; however, no ineffectiveness existed for fiscal years 2011, 2010 and 2009.

Foreign currency contracts: The Company enters into foreign currency option and forward contracts to manage foreign currency risks. The Company has not designated its foreign exchange derivatives as hedges. Accordingly, changes in fair value from these contracts are recorded as “Other expenses (gains), net” in the Company’s Consolidated Statements of Operations. At March 31, 2011, foreign currency contracts outstanding consisted of purchase and sales contracts with a total notional value of approximately $191 million, and durations of less than three months. The net fair value of these contracts at March 31, 2011 was approximately $6 million, of which approximately $7 million is included in “Other current assets” and approximately $1 million is included in “Accrued expenses and other current liabilities” in the Company’s Consolidated Balance Sheet. At March 31, 2010, foreign currency contracts outstanding consisted of contracts with a total notional value of approximately $113 million and a tenure of less than two months. The fair value of these contracts was less than $1 million and is included in “Other current assets” in the Company’s Consolidated Balance Sheet at March 31, 2010.

A summary of the effect of the interest rate and foreign exchange derivatives on the Company’s Consolidated Statements of Operations is as follows:

	AMOUNT OF NET (GAIN)/LOSS RECOGNIZED IN THE
LOCATION OF AMOUNTS RECOGNIZED	CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS)	YEAR ENDED MARCH 31, 2011	YEAR ENDED MARCH 31, 2010	YEAR ENDED MARCH 31, 2009

Interest expense, net — interest rate swaps designated as cash flow hedges	$4	$6	$2
Interest expense, net — interest rate swaps designated as fair value hedges	$(12)	$(1)	$—
Other expenses (gains), net — foreign currency contracts	$14	$20	$(77)

The Company is subject to collateral security arrangements with most of its major counterparties. These arrangements require the Company to hold or post collateral when the derivative fair values exceed contractually established thresholds. The aggregate fair value of all derivative instruments under these collateralized arrangements were in a net asset position and a net liability position at March 31, 2011 and 2010, respectively. The Company posted no collateral at March 31, 2011 or 2010. Under these agreements, if the Company’s credit ratings had been downgraded one rating level, the Company would still not have been required to post collateral.

Note 11 — fair value measurements
The following table presents the placement in the fair value hierarchy of the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2011 and 2010.

	AT MARCH 31, 2011
	FAIR VALUE				AT MARCH 31, 2010
	MEASUREMENT USING		ESTIMATED		FAIR VALUE		ESTIMATED
	INPUT TYPES		FAIR VALUE		MEASUREMENT USING INPUT TYPES		FAIR VALUE
(IN MILLIONS)	LEVEL 1	LEVEL 2	TOTAL		LEVEL 1	LEVEL 2	TOTAL

Assets:
Money market funds	$2,009	$—	$2,009	(1)	$1,805	$—	$1,805	(2)
Marketable securities(3)	—	179	179		—	—	—
Foreign exchange derivatives(4)	—	7	7		—	—	—
Interest rate derivatives(4)	—	15	15		—	1	1

Total Assets	$2,009	$201	$2,210		$1,805	$1	$1,806

Liabilities:
Foreign exchange derivatives(4)	$—	$1	$1		$—	$—	$—
Interest rate derivatives(4)	—	—	—		—	4	4

Total Liabilities	$—	$1	$1		$—	$4	$4

(1)	At March 31, 2011, the Company had approximately $1,959 million and $50 million of investments in money market funds classified as “Cash and cash equivalents” and “Other noncurrent assets, net” for restricted cash amounts, respectively, in its Consolidated Balance Sheet.

(2)	At March 31, 2010, the Company had approximately $1,755 million and $50 million of investments in money market funds classified as “Cash and cash equivalents” and “Other noncurrent assets, net” for restricted cash amounts, respectively, in its Consolidated Balance Sheet.

(3)	See Note 5, “Marketable Securities” for additional information.

(4)	See Note 10, “Derivatives” for additional information. Interest rate derivatives fair value excludes accrued interest.

At March 31, 2011 and 2010, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis:

	AT MARCH 31, 2011		AT MARCH 31, 2010
		ESTIMATED		ESTIMATED
	CARRYING	FAIR	CARRYING	FAIR
(IN MILLIONS)	VALUE	VALUE	VALUE	VALUE

Assets:
Noncurrent portion of installment accounts receivable(1)	$—	$—	$46	$46
Liabilities:
Total debt(2)	$1,551	$1,619	$1,545	$1,600
Facilities abandonment reserve(3)	$52	$59	$69	$79

(1)	Estimated fair value of the noncurrent portion of installment accounts receivable approximates carrying value.

(2)	Estimated fair value of total debt is based on quoted prices for similar liabilities for which significant inputs are observable except for certain long-term lease obligations, for which fair value approximates carrying value.

(3)	Estimated fair value for the facilities abandonment reserve was determined using the Company’s incremental borrowing rate at March 31, 2010. The facilities abandonment reserve includes approximately $15 million and $22 million in “Accrued expenses and other current liabilities” and approximately $37 million and $47 million in “Other noncurrent liabilities” on the Company’s Consolidated Balance Sheets at March 31, 2011 and 2010, respectively.

Note 12 — commitments and contingencies
The Company leases real estate, data processing and other equipment with lease terms expiring through fiscal year 2023. Certain leases provide for renewal options and additional rentals based on escalations in operating expenses and real estate taxes.

Rental expense under operating leases for facilities and equipment was approximately $200 million, $163 million and $161 million for fiscal years 2011, 2010 and 2009, respectively. Rental expense for fiscal years 2011, 2010 and 2009 included sublease income of approximately $23 million, $18 million and $22 million, respectively.

Future minimum lease payments under non-cancelable operating leases as of March 31, 2011, were as follows:

FISCAL YEAR	(IN MILLIONS)

2012	$101
2013	87
2014	65
2015	55
2016	50
Thereafter	171

Total	529

Less income from sublease	(30)

Net minimum operating lease payments	$499

The Company has additional commitments to purchase goods and services of approximately $247 million in future periods, approximately $236 million of which expires by fiscal year 2016.

Prior to fiscal year 2001, the Company sold individual accounts receivable under the prior business model to a third party subject to certain recourse provisions. At March 31, 2011, none of these receivables were outstanding. The outstanding principal balance of these receivables subject to recourse approximated $21 million at March 31, 2010.

Litigation: The Company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Claims and proceedings are reviewed at least quarterly and provisions are taken or adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information pertinent to a particular matter.

In April 2010, a lawsuit captioned Stragent, LLC et ano. v. Amazon.com, Inc., et al. was filed in the United States District Court for the Eastern District of Texas against the Company and five other defendants. The complaint alleges, among other things, that Company technology infringes a patent assigned to plaintiff SeeSaw Foundation and licensed to plaintiff Stragent LLC, entitled “Method of Providing Data Dictionary-Driven Web-Based Database Applications,” U.S. Patent No. 6,832,226. The complaint seeks monetary damages and interest in an undisclosed amount, and costs, based upon plaintiffs’ patent infringement claims. In May 2010, the Company filed an answer and counterclaims that, among other things, dispute the plaintiffs’ claims and seek a declaratory judgment that the Company does not infringe the patent-in-suit and that the patent is invalid. In May 2011, the parties entered into a settlement agreement, the terms of which are confidential but that is not material to the Company. The Company expects that the case against the Company will be dismissed with prejudice in its entirety.

In September 2010, a lawsuit captioned Uniloc USA, Inc. et ano. v. National Instruments Corp., et al. was filed in the United States District Court for the Eastern District of Texas against the Company and 10 other defendants. The complaint alleges, among other things, that Company technology, including Internet Security Suite Plus 2010, infringes a patent licensed to plaintiff Uniloc USA, Inc., entitled “System for Software Registration,” U.S. Patent No. 5,490,216. The complaint seeks monetary damages and interest in an undisclosed amount, a temporary, preliminary and permanent injunction against alleged acts of infringement, and attorneys’ fees and costs, based upon the plaintiffs’ patent infringement claims. In November 2010, the Company filed an answer that, among other things, disputes the plaintiffs’ claims and seeks a declaratory judgment that the Company does not infringe the patent-in-suit and that the patent is invalid. To date, no discovery has commenced in this action. Although the timing and ultimate outcome cannot be determined, the Company believes that the plaintiffs’ claims are unfounded and that the Company has meritorious defenses.

Based on its experience, the Company believes that the damages amounts claimed in the aforementioned cases are not a meaningful indicator of the potential liability. Claims, suits, investigations and proceedings are inherently uncertain and it is not possible to predict the ultimate outcome of the aforementioned cases. Due to the nature and early stage of the Uniloc matter, the Company is unable to estimate a range of reasonably possible loss for this case.

The Company, various subsidiaries, and certain current and former officers have been named as defendants in various other lawsuits and claims arising in the normal course of business. The Company believes that it has meritorious defenses in connection with these other lawsuits and claims, and intends to vigorously contest each of them.

In the opinion of the Company’s management based upon information currently available to the Company, while the outcome of these other lawsuits and claims is uncertain, the likely results of these other lawsuits and claims against the Company, either individually or in the aggregate, are not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows, although the effect could be material to the Company’s results of operations or cash flows for any interim reporting period.

The Company is obligated to indemnify its officers and directors under certain circumstances to the fullest extent permitted by Delaware law. As a part of that obligation, the Company has advanced and will continue to advance certain attorneys’ fees and expenses incurred by current and former officers and directors in various lawsuits and investigations.

During fiscal year 2011, the Company received approximately $10 million in settlements of claims associated with previous stockholder derivative actions following the substitution of the Company as plaintiff in those actions. The settlements received were recorded in the “Restructuring and other” line of the Consolidated Statements of Operations.

Note 13 — stockholders’ equity
Stock Repurchases:  In April 2010, the Company completed the $250 million stock repurchase program authorized by its Board of Directors on October 29, 2008. On May 12, 2010, the Company’s Board of Directors approved a new stock repurchase program that authorizes the Company to acquire up to $500 million of its common stock. At March 31, 2011, the Company remained authorized to purchase up to approximately $282 million of additional shares of common stock under its current stock repurchase program.

Accumulated other comprehensive loss: The following table summarizes, at each of the balance sheet dates, the components of the Company’s accumulated other comprehensive loss, net of income taxes:

	MARCH 31,
(IN MILLIONS)	2011	2010	2009
Foreign currency translation losses, net	$(65)	$(123)	$(178)
Unrealized losses on cash flow hedges, net of tax	—	(3)	(5)

Total accumulated other comprehensive loss	$(65)	$(126)	$(183)

The amount of loss reclassified from “Accumulated other comprehensive loss” into “Interest expense, net” relating to the sale of marketable securities was less than $1 million for fiscal years 2011, 2010 and 2009, respectively.

For the Company’s cash flow hedges, the amount of loss reclassified from “Accumulated other comprehensive loss” into “Interest expense, net” in the Company’s Consolidated Statements of Operations was approximately $4 million, $6 million and $2 million for fiscal years 2011, 2010 and 2009, respectively.

For additional information on the Company’s marketable securities and derivatives, refer to Note 5, “Marketable Securities” and Note 10, “Derivatives.”

Dividends: The Company’s Board of Directors declared the following dividends during fiscal year 2011 and 2010:

Year Ended March 31, 2011:

(IN MILLIONS EXCEPT PER SHARE AMOUNTS)	DIVIDEND		TOTAL
DECLARATION DATE	PER SHARE	RECORD DATE	AMOUNT	PAYMENT DATE
May 12, 2010	$0.04	May 31, 2010	$21	June 16, 2010
July 28, 2010	$0.04	August 9, 2010	$20	August 19, 2010
December 2, 2010	$0.04	December 13, 2010	$20	December 22, 2010
February 2, 2011	$0.04	February 14, 2011	$21	March 14, 2011

Year Ended March 31, 2010:

(IN MILLIONS EXCEPT PER SHARE AMOUNTS)	DIVIDEND		TOTAL
DECLARATION DATE	PER SHARE	RECORD DATE	AMOUNT	PAYMENT DATE
May 20, 2009	$0.04	May 31, 2009	$21	June 16, 2009
July 29, 2009	$0.04	August 10, 2009	$21	August 19, 2009
November 5, 2009	$0.04	November 17, 2009	$21	November 30, 2009
February 4, 2010	$0.04	February 16, 2010	$20	March 16, 2010

Rights plan: Each outstanding share of the Company’s common stock carries a right (Right) issued under the Company’s Stockholder Protection Rights Agreement, dated November 5, 2009 (the Rights Agreement). The Rights will trade with the common stock until the Separation Time, which would occur on the next business day after: (i) the Company’s announcement that a person or group (an Acquiring Person) has become the beneficial owner of 20% or more of the Company’s outstanding common stock (other than Walter Haefner and his affiliates and associates, who are “grandfathered” under this provision so long as their aggregate ownership of common stock does not exceed the sum of 126,562,500 shares of common stock and that number of shares equal to 0.1% of the then outstanding shares of common stock); (ii) the date on which any Acquiring Person becomes the beneficial owner of more than 50% of the outstanding shares of common stock; or (iii) the tenth business day after the commencement of a tender offer or exchange offer (or such later date as the Board may from time to time determine prior to the Separation Time) that would result in an Acquiring Person owning 20% or more of the Company’s outstanding common stock. Following the Separation Time, each Right may be exercised to purchase 0.001 shares of the Company’s preferred stock at a purchase price of $100 per share. If the Separation Time occurs pursuant to an event described in (i) or (ii) above, however, each Right, other than rights held by an acquiring person, will entitle the holder to receive, for an exercise price of $100, that number of shares of the Company’s common stock (or, in certain circumstances, cash, property or other securities) having an aggregate Market Price (as determined under the Rights Agreement) equal to two times the exercise price. The Rights will not be triggered by a Qualifying Offer, as defined in the Rights Agreement, if holders of at least 10 percent of the outstanding shares of the Company’s common stock request pursuant to the terms of the Rights Agreement that a special meeting of stockholders be convened for the purpose of exempting such offer from the Rights Agreement, and thereafter the stockholders vote at such meeting to exempt such Qualifying Offer from the Rights Agreement. The Rights, which are redeemable by the Company at $0.001 per Right, expire November 30, 2012.

Note 14 — income from continuing operations per common share
The following table reconciles income per common share for fiscal years 2011, 2010 and 2009, respectively.

	YEAR ENDED MARCH 31,
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)	2011	2010	2009

Basic income from continuing operations per common share:
Income from continuing operations	$823	$759	$661
Less: Income from continuing operations allocable to participating securities	(11)	(8)	(8)

Income from continuing operations allocable to common shares	$812	$751	$653

Weighted average common shares outstanding	506	515	513
Basic income from continuing operations allocable per common share	$1.60	$1.46	$1.27
Diluted income from continuing operations per common share:
Income from continuing operations	$823	$759	$661
Add: Interest expense associated with Convertible Senior Notes, net of tax	—	21	28
Less: Income from continuing operations allocable to participating securities	(11)	(8)	(8)

Income from continuing operations allocable to common shares	812	772	681

Weighted average shares outstanding and common share equivalents:
Weighted average common shares outstanding	506	515	513
Weighted average shares outstanding upon conversion of Convertible Senior Notes	—	16	23
Weighted average effect of share-based payment awards	1	2	1

Denominator in calculation of diluted income per share	507	533	537

Diluted income from continuing operations per common share	$1.60	$1.45	$1.27

For fiscal years 2011, 2010 and 2009, approximately 6 million, 6 million and 14 million restricted stock units and options to purchase common stock, respectively, were excluded from the calculation of diluted earnings per share, as their effect on net income per share was anti-dilutive during the respective periods. Weighted average restricted stock awards of 6 million, 5 million and 5 million for fiscal years 2011, 2010 and 2009, respectively, were considered participating securities in the calculation of net income available to common shareholders.

Note 15 — stock plans
Share-based incentive awards are provided to employees under the terms of the Company’s equity incentive compensation plans (the Plans). The Plans are administered by the Compensation and Human Resources Committee of the Board of Directors (the Committee). Awards under the Plans may include at-the-money stock options, premium-priced stock options, restricted stock awards (RSAs), restricted stock units (RSUs), performance share units (PSUs) or any combination thereof. The non-employee members of the Company’s Board of Directors receive deferred stock units under a separate director compensation plan. The Company typically settles awards under employee and non-employee director compensation plans with stock held in treasury.

All Plans, with the exception of acquired companies’ stock plans, have been approved by the Company’s shareholders. The Company grants annual performance cash incentive bonuses, long-term performance bonuses, both qualified and non-statutory stock options, RSAs, RSUs and other equity-based awards under the 2007 Incentive Plan and long-term performance bonuses under the 2002 Incentive Plan, as amended and restated. These plans are collectively referred to as “the Incentive Plans.” Approximately 45 million and 30 million shares of common stock can be granted to select employees and consultants under the Company’s 2002 and 2007 Incentive Plans, respectively. Under the 2007 Incentive Plan, no more than 10 million incentive stock options may be granted. The Plans will continue until the earlier of (i) termination by the Board or (ii) the date on which all of the shares available for issuance under the respective plan have been issued and restrictions on issued shares have lapsed. Generally, options expire 10 years from the date of grant unless forfeited by the employee or otherwise terminated. Awards to the non-employee directors are granted under the 2003 Compensation Plan for Non-Employee Directors, as amended.

Share-based compensation: The Company recognized share-based compensation in the following line items in the Consolidated Statements of Operations for the periods indicated:

	YEAR ENDED MARCH 31,
(IN MILLIONS)	2011	2010	2009

Costs of licensing and maintenance	$3	$3	$3
Costs of professional services	3	2	4
Selling and marketing	30	34	30
General and administrative	24	41	30
Product development and enhancements	20	22	25

Share-based compensation expense before tax	80	102	92
Income tax benefit	(26)	(34)	(30)

Net compensation expense	$54	$68	$62

The tax benefit from share-based incentive awards provided to employees that was recorded for book purposes exceeded that which was deductible for tax purposes by $24 million, $23 million and $18 million for fiscal years 2011, 2010 and 2009, respectively. The tax effect of this temporary difference in tax expense was recorded to “Additional paid- in capital” on the Consolidated Balance Sheet and did not affect the Company’s income statement.

The following table summarizes information about unrecognized share-based compensation costs at March 31, 2011:

	UNRECOGNIZED	WEIGHTED AVERAGE
	COMPENSATION	PERIOD EXPECTED TO BE
	COSTS	RECOGNIZED
	(IN MILLIONS)	(IN YEARS)

Restricted stock units	$11	2.0
Restricted stock awards	51	1.7
Performance share units	23	2.4
Stock option awards	4	2.3

Total unrecognized share-based compensation costs	$89	1.9

There were no capitalized share-based compensation costs at March 31, 2011, 2010 or 2009.

Stock option awards: Stock options are awards issued to employees that entitle the holder to purchase shares of the Company’s stock at a fixed price. Stock option awards are generally granted at an exercise price equal to or greater than the Company’s closing quoted market value on the date of grant and with a contractual term of 10 years. Stock option awards generally vest one-third per year and become fully vested three years from the grant date.

At March 31, 2011, options outstanding that have vested and are expected to vest are as follows:

			WEIGHTED
		WEIGHTED	AVERAGE	AGGREGATE
		AVERAGE	REMAINING	INTRINSIC
	NUMBER OF SHARES	EXERCISE PRICE	CONTRACTUAL LIFE	VALUE(1)
	(IN MILLIONS)		(IN YEARS)	(IN MILLIONS)

Vested	6.8	$23.66	2.7	$15.7
Expected to vest(2)	1.1	19.42	6.2	5.2

Total	7.9	$23.07	3.2	$20.9

(1)	These amounts represent the difference between the exercise price and $24.18, the closing price of the Company’s common stock on March 31, 2011, the last trading day of the Company’s fiscal year as reported on the NASDAQ Stock Market for all in the money options.

(2)	Outstanding options expected to vest are net of estimated future forfeitures.

Additional information with respect to stock option plan activity is as follows:

	NUMBER	WEIGHTED AVERAGE
(IN MILLIONS)	OF SHARES	EXERCISE PRICE

Outstanding at March 31, 2008	16.8	$27.70
Exercised	(0.4)	18.85
Expired or terminated	(2.3)	32.09

Outstanding at March 31, 2009	14.1	$27.21
Granted	0.1	20.87
Exercised	(0.6)	18.96

Expired or terminated	(2.3)	41.94

Outstanding at March 31, 2010	11.3	$24.65
Granted	1.2	19.34
Exercised	(0.5)	18.81
Expired or terminated	(4.0)	27.05

Outstanding at March 31, 2011	8.0	$23.03

	NUMBER	WEIGHTED AVERAGE
(IN MILLIONS)	OF SHARES	EXERCISE PRICE

Options exercisable at:
March 31, 2009	13.5	$27.46
March 31, 2010	11.2	$24.67
March 31, 2011	6.8	$23.66

The following table summarizes stock option information at March 31, 2011:

	OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
			WEIGHTED				WEIGHTED
			AVERAGE	WEIGHTED			AVERAGE	WEIGHTED
		AGGREGATE	REMAINING	AVERAGE		AGGREGATE	REMAINING	AVERAGE
		INTRINSIC	CONTRACTUAL	EXERCISE		INTRINSIC	CONTRACTUAL	EXERCISE
RANGE OF EXERCISE PRICES	SHARES	VALUE	LIFE	PRICE	SHARES	VALUE	LIFE	PRICE

(SHARES AND AGGREGATE INTRINSIC VALUE IN MILLIONS; WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE IN YEARS)
$ 1.37 — $ 20.00	2.1	$15.9	4.3	$16.74	1.0	$10.4	2.0	$13.77
$ 20.01 — $ 25.00	2.6	5.5	2.4	22.02	2.5	5.3	2.4	22.04
$ 25.01 — $ 30.00	3.0	—	3.1	27.42	3.0	—	3.1	27.42
$ 30.01 — over	0.3	—	3.3	31.89	0.3	—	3.3	31.89

	8.0	$21.4	3.2	$23.03	6.8	$15.7	2.7	$23.66

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair value of the Company’s stock options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards.

No options were granted in fiscal year 2009. The weighted average estimated values of employee stock option grants, as well as the weighted average assumptions that were used in calculating such values during fiscal year 2011 and 2010 were based on estimates at the date of grant as follows:

	YEAR ENDED MARCH 31,
	2011	2010

Weighted average fair value	$5.55	$6.81
Dividend yield	0.83%	0.77%
Expected volatility factor(1)	34%	33%
Risk-free interest rate(2)	1.8%	2.3%
Expected life (in years)(3)	4.5	6.0

(1)	Expected volatility is measured using historical daily price changes of the Company’s stock over the respective expected term of the options and the implied volatility derived from the market prices of the Company’s traded options.

(2)	The risk-free rate for periods within the contractual term of the stock options is based on the U.S. Treasury yield curve in effect at the time of grant.

(3)	The expected life is the number of years the Company estimates, based primarily on historical experience, that options will be outstanding prior to exercise. For stock options granted in fiscal year 2011, the Company’s computation of expected life was determined based on the simplified method (the average of the vesting period and option term), due to changes in the vesting terms, the contractual lives and the population of employees granted options compared with the Company’s historical grants.

The following table summarizes information on shares exercised for the periods indicated:

	YEAR ENDED MARCH 31,
(IN MILLIONS)	2011	2010	2009

Cash received from options exercised	$10	$11	$7
Intrinsic value of options exercised	2	2	2
Excess tax benefits from options exercised	—(1)	—(1)	—(1)

(1)	Less than $1 million.

Restricted stock and restricted stock unit awards: Restricted Stock Awards (RSAs) are stock awards issued to employees that are subject to specified restrictions and a risk of forfeiture, RSAs entitle holders to dividends. The restrictions typically lapse over a two- or three-year period. The fair value of the awards is determined and fixed based on the closing quoted market value of the Company’s stock on the grant date.

Restricted Stock Units (RSUs) are stock awards issued to employees that entitle the holder to receive shares of common stock as the awards vest, typically over a two- or three-year period. RSUs do not entitle holders to dividends. The fair value of the awards is determined and fixed based on the quoted market value of the Company’s stock on the grant date reduced by the present value of dividends expected to be paid on the Company’s stock prior to vesting of the RSUs which is calculated using a risk-free interest rate.

The following table summarizes the activity of RSAs under the Plans:

		WEIGHTED AVERAGE
	NUMBER	GRANT DATE
(IN MILLIONS)	OF SHARES	FAIR VALUE

Outstanding at March 31, 2008	3.7	$24.38
RSA granted	3.9	25.16
RSA released	(2.6)	24.82
RSA forfeitures	(0.4)	24.97

Outstanding at March 31, 2009	4.6	$24.73
RSA granted	4.3	18.45
RSA released	(3.3)	23.11
RSA forfeitures	(0.3)	22.23

Outstanding at March 31, 2010	5.3	$20.73
RSA granted	4.7	21.41
RSA released	(3.3)	22.00
RSA forfeitures	(0.9)	20.72

Outstanding at March 31, 2011	5.8	$20.56

The following table summarizes the activity of RSUs under the Plans:

		WEIGHTED AVERAGE
	NUMBER	GRANT DATE
(IN MILLIONS)	OF SHARES	FAIR VALUE

Outstanding at March 31, 2008	0.9	$27.20
RSU granted	0.4	24.02
RSU released	(0.6)	27.91
RSU forfeitures	(0.1)	24.11

Outstanding at March 31, 2009	0.6	$24.99
RSU granted	0.6	17.52
RSU released	(0.2)	23.13
RSU forfeitures	(0.1)	20.95

Outstanding at March 31, 2010	0.9	$20.51
RSU granted	0.6	21.30
RSU released	(0.4)	23.47
RSU forfeitures	(0.1)	19.05

Outstanding at March 31, 2011	1.0	$20.03

The total vesting date fair value of RSAs and RSUs released during fiscal years 2011, 2010 and 2009 was approximately $82 million, $64 million and $78 million, respectively.

Performance awards: The Company rewards certain senior executives with performance awards under its long-term incentive plans. These Performance Share Units (PSUs) include 1-year and 3-year performance periods for senior executives and a 1-year performance period for members of the sales team. These PSUs are granted at the conclusion of the performance period and after approval by the Committee.

The 1-year PSUs for the fiscal 2010, 2009 and 2008 incentive plan years were granted in the first quarter of fiscal years 2011, 2010 and 2009, respectively. One third of these awards vest upon granting with the second third and final third vesting on the first and second anniversary of the grant, respectively. The table below summarizes the RSAs and RSUs granted under these PSUs:

		RSAs		RSUs
			WEIGHTED			WEIGHTED AVERAGE
INCENTIVE PLANS	PERFORMANCE	SHARES	AVERAGE GRANT	SHARES		GRANT DATE
FOR FISCAL YEARS	PERIOD	(MILLIONS)	DATE FAIR VALUE	(MILLIONS)		FAIR VALUE

2010	1-year	2.2	$21.47	—	(1)	$21.38
2009	1-year	0.9	$18.05	—	(1)	$17.96
2008	1-year	1.8	$26.04	—	(1)	$25.96

(1)	Shares granted amounted to less than 0.1 million.

The 3-year PSUs for the fiscal 2008 and 2007 incentive plan years were granted in the first quarter of fiscal years 2011 and 2010, respectively. These awards vest immediately upon grant.

			WEIGHTED AVERAGE
INCENTIVE PLANS FOR	PERFORMANCE	UNRESTRICTED SHARES	GRANT DATE
FISCAL YEARS	PERIOD	(MILLIONS)	FAIR VALUE

2008	3-year	0.3	$21.47
2007	3-year	0.4	$18.05

Awards were granted under the Fiscal Year 2010 and 2009 Sales Retention Equity Programs in the first quarter of fiscal years 2011 and 2010, respectively. These awards cliff vest at the end of a three year period beginning on the first anniversary of the grant date. The table below summarizes the RSAs and RSUs granted under this program:

		RSAs		RSUs
			WEIGHTED		WEIGHTED AVERAGE
INCENTIVE PLANS	PERFORMANCE	SHARES	AVERAGE GRANT	SHARES	GRANT DATE
FOR FISCAL YEARS	PERIOD	(MILLIONS)	DATE FAIR VALUE	(MILLIONS)	FAIR VALUE

2010	1-year	0.4	$21.47	0.1	$21.36
2009	1-year	0.5	$18.05	0.2	$17.84

Stock Purchase Plan: The Company discontinued the Year 2000 Employee Stock Purchase Plan ( the Purchase Plan) effective with the close of the purchase period on June 30, 2009. The Purchase Plan was considered compensatory. Under the terms of the Purchase Plan, employees were able to elect a withholding between 1% and 25% of their base pay through regular payroll deductions, subject to Internal Revenue Code of 1986 (the Code) limitations. Shares of the Company’s common stock were purchased at six-month intervals at 85% of the lower of the fair market value of the Company’s common stock on the first or last day of each six-month period. During fiscal years 2010 and 2009, employees purchased approximately 0.9 million and 1.5 million shares, respectively, at average prices of $14.82 and $17.56 per share, respectively.

The fair value was estimated on the first date of the offering period using the Black-Scholes option pricing model. No offer periods commenced in fiscal year 2010. The fair value and the weighted average assumption for the Purchase Plan offer period commencing in fiscal year 2009 were as follows:

YEAR ENDED MARCH 31,
2009

Weighted average fair value	$5.89
Dividend yield	0.78%
Expected volatility factor(1)	50%
Risk-free interest rate(2)	1.1%
Expected life (in years)(3)	0.5

(1)	Expected volatility is measured using historical daily price changes of the Company’s stock over the respective term of the offer period and the implied volatility is derived from the market prices of the Company’s traded options.

(2)	The risk-free rate for periods within the contractual term of the offer period is based on the U.S. Treasury yield curve in effect at the beginning of the offer period.

(3)	The expected life is the six-month offer period.

Note 16 — income taxes
The amounts of income (loss) from continuing operations before taxes attributable to domestic and foreign operations are as follows:

	YEAR ENDED MARCH 31,
(IN MILLIONS)	2011	2010	2009

Domestic	$751	$699	$633
Foreign	458	453	416

	$1,209	$1,152	$1,049

Income tax expense (benefit) from continuing operations consists of the following:

	YEAR ENDED MARCH 31,
(IN MILLIONS)	2011	2010	2009

Current:
Federal	$110	$198	$312
State	48	15	14
Foreign	88	112	118

	246	325	444

Deferred:
Federal	65	28	(89)
State	5	13	(11)
Foreign	70	27	44

	140	68	(56)

Total:
Federal	$175	$226	$223
State	53	28	3
Foreign	158	139	162

	$386	$393	$388

The tax expense from continuing operations is reconciled to the tax expense computed at the federal statutory tax rate as follows:

	YEAR ENDED MARCH 31,
(IN MILLIONS)	2011	2010	2009

Tax expense at U.S. federal statutory tax rate	$423	$403	$367
Effect of international operations	(129)	(55)	(30)
US federal and state tax contingencies	61	14	24
State taxes, net of federal tax benefit	13	7	1
Valuation allowance	(2)	5	7
Other, net	20	19	19

Tax expense	$386	$393	$388

Deferred income taxes reflect the effect of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. The tax effects of the temporary differences from continuing operations are as follows:

	MARCH 31,
(IN MILLIONS)	2011	2010

Deferred tax assets:
Modified accrual basis accounting for revenue	$445	$442
Share-based compensation	50	76
Accrued expenses	53	76
Net operating losses	154	157
Intangible assets amortizable for tax purposes	16	17
Deductible state tax and interest benefits	43	37
Other	51	83

Total deferred tax assets	812	888
Valuation allowances	(63)	(73)

Total deferred tax assets, net of valuation allowances	749	815
Deferred tax liabilities:
Purchased software	73	41
Depreciation	17	1
Other intangible assets	70	81
Capitalized development costs	191	172

Total deferred tax liabilities	351	295

Net deferred tax asset	$398	$520

In management’s judgment, it is more likely than not that the total deferred tax assets, net of valuation allowance, of approximately $749 million will be realized as reductions to future taxable income or by utilizing available tax planning strategies. Worldwide net operating loss carryforwards (NOLs) totaled approximately $586 million and $574 million at March 31, 2011 and 2010, respectively. The NOLs will expire as follows: $434 million between 2012 and 2032 and $152 million may be carried forward indefinitely.

A valuation allowance has been provided for deferred tax assets related to NOLs that are not expected to be realized. The valuation allowance decreased approximately $10 million and $3 million at March 31, 2011 and 2010, respectively. The decrease in the valuation allowance at March 31, 2011 and March 31, 2010 primarily relates to the likelihood of utilization of NOLs.

No provision has been made for U.S. federal income taxes on approximately $1,198 million and $1,067 million at March 31, 2011 and 2010, respectively, of unremitted earnings of the Company’s foreign subsidiaries since the Company plans to permanently reinvest all such earnings outside the U.S. It is not practicable to determine the amount of tax associated with such unremitted earnings.

A number of years may elapse before a particular uncertain tax position for which the Company has not recorded a financial statement benefit is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction. The Company is subject to tax audits in the following major taxing jurisdictions:

•	United States — federal tax years are open for years 2005 and forward;

•	Germany — tax years are open for years 2007 and forward;

•	Italy — tax years are open for years 2006 and forward;

•	Japan — tax years are open for years 2005 and forward; and

•	United Kingdom — tax years are open for years 2008 and forward.

While it is difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes that its financial statements reflect the probable outcome of uncertain tax positions. The Company may adjust these reserves, as well as any related interest or penalties, in light of changing facts and circumstances including the settlement of income tax audits and the expiration of statutes of limitations. To the extent a settlement differs from the amounts previously reserved, such difference would be generally recognized as a component of income tax expense in the period of resolution.

As of March 31, 2011, the gross liability for income taxes associated with uncertain tax positions, including interest and penalties, is approximately $568 million (of which approximately $26 million is classified as current). In addition, as of March 31, 2011, the Company has recorded approximately $43 million of deferred tax assets for future deductions of interest and state income taxes related to these uncertain tax positions. As of March 31, 2010, the gross liability for income taxes associated with uncertain tax positions, including interest and penalties, was approximately $451 million (of which approximately $3 million was classified as current). In addition, as of March 31, 2010, the Company had recorded approximately $37 million of deferred tax assets for future deductions of interest and state income taxes related to these uncertain tax positions.

As of March 31, 2011, the total gross amount of reserves for income taxes, reported in other liabilities, is $470 million. Any prospective adjustments to these reserves will be recorded as an increase or decrease to the Company’s provision for income taxes and would affect its effective tax rate. As of March 31, 2010, the total gross amount of reserves for income taxes, reported in other liabilities, was $369 million. The gross amount of interest and penalties accrued, reported in total liabilities was approximately $98 million, $82 million and $70 million for fiscal years 2011, 2010 and 2009, respectively. The amount of interest and penalties recognized was approximately $16 million, $12 million and $10 million for the fiscal years ended March 31, 2011, 2010 and 2009, respectively.

A roll-forward of the Company’s uncertain tax positions for all federal, state and foreign tax jurisdictions is as follows:

	MARCH 31,
(IN MILLIONS)	2011	2010
Balance, beginning of year	$369	$281
Additions for tax positions related to the current year	45	77
Additions for tax positions from prior years	127	24
Reductions for tax positions from prior years	(33)	(1)
Settlement payments	(32)	(16)
Statute of limitations expiration	(8)	(1)
Translation and other	2	5

Balance, end of year	$470	$369

The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $401 million and $309 million as of March 31, 2011 and 2010, respectively.

Note 17 — supplemental statement of cash flows information
Interest payments for fiscal years 2011, 2010 and 2009 were approximately $72 million, $64 million and $103 million, respectively. Income taxes paid for these fiscal years were approximately $222 million, $329 million and $351 million, respectively.

Non-cash financing activities for fiscal years 2011, 2010 and 2009 consisted of treasury shares issued in connection with the following: share-based incentive awards issued under the Company’s equity compensation plans of approximately $64 million (net of approximately $27 million of income taxes withheld), $65 million (net of approximately $24 million of income taxes withheld) and $53 million (net of approximately $25 million of income taxes withheld), respectively; and discretionary stock contributions to the CA, Inc. Savings Harvest Plan of approximately $25 million, $24 million and $18 million, respectively.

Non-cash financing activities for fiscal years 2010 and 2009 included approximately $13 million and $26 million, respectively, in treasury common shares issued in connection with the Company’s Employee Stock Purchase Plan.

Note 18 — segment and geographic information
The Company’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenue by geographic region, for purposes of assessing financial performance and making operating decisions. Accordingly, at March 31, 2011, the Company considers itself to operate in a single segment.

In addition to its U.S. operations, the Company operates through branches and wholly-owned subsidiaries in 47 foreign countries located in North America (4), Europe (21), Asia/Pacific (14), South America (7), and Africa (1). Revenue is allocated to a geographic area based on the location of the sale, which is generally the customer’s country of domicile. The following table presents information about the Company by geographic area for fiscal years 2011, 2010 and 2009:

	UNITED
(IN MILLIONS)	STATES	EUROPE	OTHER	ELIMINATIONS	TOTAL

Year Ended March 31, 2011
Revenue
To unaffiliated customers	$2,519	$1,139	$771	$—	$4,429
Between geographic areas(1)	453	—	—	(453)	—

Total revenue	2,972	1,139	771	(453)	4,429
Property and equipment, net	211	132	94	—	437
Total assets	9,644	1,789	981	—	12,414
Total liabilities	4,999	1,163	632	—	6,794
Year Ended March 31, 2010
Revenue
To unaffiliated customers	$2,337	$1,177	$713	$—	$4,227
Between geographic areas(1)	528	—	—	(528)	—

Total revenue	2,865	1,177	713	(528)	4,227
Property and equipment, net	239	127	86	—	452
Total assets	9,159	1,831	898	—	11,888
Total liabilities	5,195	1,092	614	—	6,901
Year Ended March 31, 2009
Revenue
To unaffiliated customers	$2,208	$1,239	$691	$—	$4,138
Between geographic areas(1)	522	—	—	(522)	—

Total revenue	2,730	1,239	691	(522)	4,138
Property and equipment, net	254	129	59	—	442
Total assets	8,824	1,726	691	—	11,241
Total liabilities	5,298	1,038	543	—	6,879

(1)	Represents royalties from foreign subsidiaries determined as a percentage of certain amounts invoiced to customer.

No single customer accounted for 10% or more of total revenue for fiscal years 2011, 2010 or 2009.

Note 19 — profit sharing plan
The Company maintains a defined contribution plan for the benefit of its U.S. employees. The plan is intended to be a tax qualified plan under Section 401(a) of the Code, and contains a qualified cash or deferred arrangement as described under Section 401(k) of the Code. Eligible participants may elect to contribute a percentage of their base compensation and the Company may make matching contributions.

The Company recognized costs associated with this plan of $28 million, $39 million and $38 million for fiscal years 2011, 2010 and 2009, respectively. Included in these amounts were discretionary contributions of stock of $13 million, $25 million and $24 million for fiscal years 2011, 2010 and 2009, respectively.

Note 20 — subsequent events
On May 12, 2011, the Company’s Board of Directors approved a stock repurchase program that authorized the Company to acquire up to an additional $500 million of its common stock, in addition to the previous program approved on May 12, 2010. The Company will fund the program with available cash on hand and repurchase shares on the open market from time to time based on market conditions and other factors.

On May 12, 2011, the Company announced an increase of its regular quarterly dividend to $0.05 per share as and when declared by the Board.

SCHEDULE II

CA, Inc. and subsidiaries
valuation and qualifying accounts

		ADDITIONS/
		(DEDUCTIONS)
		CHARGED/
	BALANCE AT	(CREDITED) TO		BALANCE
	BEGINNING	COSTS AND		AT END
DESCRIPTION	OF PERIOD	EXPENSES	DEDUCTIONS(1)	OF PERIOD

Allowance for doubtful accounts (in millions)
Year ended March 31, 2011	$24	$6	$(8)	$22
Year ended March 31, 2010	$25	$6	$(7)	$24
Year ended March 31, 2009	$31	$9	$(15)	$25

(1)	Write-offs of amounts against allowance provided.