Form 10-K/A
period 2011-03-31
CA, INC.
filed 2011-05-17
CIK 356028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Explanatory Note
CA, Inc. (“CA Technologies”) is filing this Amendment No. 1 to Form 10-K for the fiscal year ended March 31, 2011, which was filed with the Securities and Exchange Commission on May 16, 2011 (the “Form 10-K”). The signature pages that appear on pages 52 and 53 of the Form 10-K did not include the conformed signatures of the signatories to the Form 10-K. At the time of the filing of the Form 10-K with the Securities and Exchange Commission, CA Technologies was in possession of manually-signed signatures, but the signatures in typed form were inadvertently omitted from the electronic version. The sole purpose of this amendment is to include the signatures in typed form.
Except for the amendment described above, the updated consent of KPMG LLP filed as Exhibit 23 and the updated certifications of our Chief Executive Officer and Chief Financial Officer, this Form 10-K/A does not modify or update other disclosures in, or exhibits to, the Form 10-K.

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

By: /s/ Richard J. Beckert Richard J. Beckert Corporate Controller (Principal Accounting Officer)

Dated: May 16, 2011

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Raymond J. Bromark Raymond J. Bromark	Director

/s/ Gary J. Fernandes Gary J. Fernandes	Director

/s/ Rohit Kapoor Rohit Kapoor	Director

/s/ Kay Koplovitz Kay Koplovitz	Director

/s/ Christopher B. Lofgren Christopher B. Lofgren	Director

/s/ William E. McCracken William E. McCracken	Director

/s/ Richard Sulpizio Richard Sulpizio	Director

/s/ Laura S. Unger Laura S. Unger	Director

/s/ Arthur F. Weinbach Arthur F. Weinbach	Director

/s/ Renato (Ron) Zambonini Renato (Ron) Zambonini	Director

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