Form 10-Q
period 2011-06-30
CA, INC.
filed 2011-07-22
CIK 356028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
(Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding
Common Stock	as of July 15, 2011
par value $0.10 per share	504,696,161

CA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
CA, Inc.:
We have reviewed the condensed consolidated balance sheet of CA, Inc. and subsidiaries as of June 30, 2011, the related condensed consolidated statements of operations and cash flows for the three-month periods ended June 30, 2011 and 2010. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CA, Inc. and subsidiaries as of March 31, 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated May 16, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2011, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ KPMG LLP
New York, New York
July 22, 2011

Item 1.
CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except share and per share amounts)

	June 30,	March 31,
	2011	2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,761	$3,049
Marketable securities — current	84	75
Trade and installment accounts receivable, net	597	849
Deferred income taxes — current	207	246
Other current assets	192	152

TOTAL CURRENT ASSETS	3,841	4,371
Marketable securities — noncurrent	105	104
Property and equipment, net of accumulated depreciation of $664 and $632, respectively	426	437
Goodwill	5,695	5,688
Capitalized software and other intangible assets, net	1,275	1,284
Deferred income taxes — noncurrent	249	284
Other noncurrent assets, net	261	246

TOTAL ASSETS	$11,852	$12,414

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt and loans payable	$19	$269
Accounts payable	104	100
Accrued salaries, wages and commissions	213	293
Accrued expenses and other current liabilities	413	395
Deferred revenue (billed or collected) — current	2,475	2,600
Taxes payable, other than income taxes payable — current	33	75
Federal, state and foreign income taxes payable — current	—	124
Deferred income taxes — current	69	68

TOTAL CURRENT LIABILITIES	3,326	3,924
Long-term debt, net of current portion	1,288	1,282
Federal, state and foreign income taxes payable — noncurrent	410	414
Deferred income taxes — noncurrent	66	64
Deferred revenue (billed or collected) — noncurrent	909	969
Other noncurrent liabilities	130	141

TOTAL LIABILITIES	6,129	6,794

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 10,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock, $0.10 par value, 1,100,000,000 shares authorized; 589,695,081 and 589,695,081 shares issued; 498,926,923 and 502,299,607 shares outstanding, respectively	59	59
Additional paid-in capital	3,562	3,615
Retained earnings	4,321	4,106
Accumulated other comprehensive loss	(48)	(65)
Treasury stock, at cost, 90,768,158 shares and 87,395,474 shares, respectively	(2,171)	(2,095)

TOTAL STOCKHOLDERS’ EQUITY	5,723	5,620

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,852	$12,414

See accompanying Notes to the Condensed Consolidated Financial Statements.

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except per share amounts)

	For the Three
	Months Ended
	June 30,
	2011	2010
REVENUE

Subscription and maintenance revenue	$1,007	$939
Professional services	90	78
Software fees and other	66	52

TOTAL REVENUE	1,163	1,069

EXPENSES

Costs of licensing and maintenance	67	67
Cost of professional services	88	71
Amortization of capitalized software costs	50	45
Selling and marketing	326	290
General and administrative	114	117
Product development and enhancements	118	128
Depreciation and amortization of other intangible assets	47	44
Other expenses (gains), net	10	(11)
Restructuring and other	1	(3)

TOTAL EXPENSES BEFORE INTEREST AND INCOME TAXES	821	748

Income from continuing operations before interest and income taxes	342	321
Interest expense, net	9	13

Income from continuing operations before income taxes	333	308
Income tax expense	105	87

INCOME FROM CONTINUING OPERATIONS	228	221

Income (loss) from discontinued operations, net of income taxes	13	(4)

NET INCOME	241	217

BASIC INCOME (LOSS) PER SHARE

Income from continuing operations	0.45	0.43
Income (loss) from discontinued operations	0.03	(0.01)

Net income	0.48	0.42

Basic weighted average shares used in computation	500	510

DILUTED INCOME (LOSS) PER SHARE

Income from continuing operations	0.45	0.43
Income (loss) from discontinued operations	0.02	(0.01)

Net income	0.47	0.42

Diluted weighted average shares used in computation	501	511
See accompanying Notes to the Condensed Consolidated Financial Statements.

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	For the Three Months
	Ended June 30,
	2011	2010
OPERATING ACTIVITIES FROM CONTINUING OPERATIONS:
Net income	$241	$217
(Income) loss from discontinued operations	(13)	4

Income from continuing operations	228	221
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	97	89
Provision for deferred income taxes	71	116
Provision for bad debts	—	3
Share-based compensation expense	25	19
Asset impairments and other non-cash charges	2	5
Foreign currency transaction losses (gains)	2	(2)
Changes in other operating assets and liabilities, net of effect of acquisitions:
Decrease in trade and current installment accounts receivable, net	274	320
Decrease in deferred revenue	(214)	(310)
Decrease in taxes payable, net	(241)	(191)
(Decrease) increase in accounts payable, accrued expenses and other	(2)	3
Decrease in accrued salaries, wages and commissions	(82)	(105)
Decrease in restructuring liabilities	(6)	(34)
Changes in other operating assets and liabilities	(11)	(12)

NET CASH PROVIDED BY OPERATING ACTIVITIES — CONTINUING OPERATIONS	143	122
INVESTING ACTIVITIES FROM CONTINUING OPERATIONS:
Acquisitions of businesses, net of cash acquired, and purchased software	(29)	(9)
Purchases of property and equipment	(19)	(25)
Capitalized software development costs	(50)	(42)
Purchases of marketable securities	(37)	—
Proceeds from the sale of marketable securities	18	—
Maturities of marketable securities	11	—
Other investing activities	(1)	(16)

NET CASH USED IN INVESTING ACTIVITIES — CONTINUING OPERATIONS	(107)	(92)
FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:
Dividends paid	(25)	(21)
Purchases of common stock	(153)	(55)
Debt borrowings	154	—
Debt repayments	(338)	(3)
Exercise of common stock options and other	9	4

NET CASH USED IN FINANCING ACTIVITIES — CONTINUING OPERATIONS	(353)	(75)
Effect of exchange rate changes on cash	37	(73)

NET CHANGE IN CASH AND CASH EQUIVALENTS — CONTINUING OPERATIONS	(280)	(118)
CASH PROVIDED (USED) BY OPERATING ACTIVITIES — DISCONTINUED OPERATIONS	(12)	(5)
CASH PROVIDED (USED) BY INVESTING ACTIVITIES — DISCONTINUED OPERATIONS	4	16

NET EFFECT OF DISCONTINUED OPERATIONS ON CASH AND CASH EQUIVALENTS	(8)	11
DECREASE IN CASH AND CASH EQUIVALENTS	(288)	(107)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,049	2,583

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,761	$2,476

See accompanying Notes to the Condensed Consolidated Financial Statements.

CA, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(unaudited)
NOTE A — ACCOUNTING POLICIES
Basis of Presentation: The accompanying unaudited Condensed Consolidated Financial Statements of CA, Inc. (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP), as defined in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 270, for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011 (2011 Form 10-K).
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
Operating results for the three months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012.
Divestitures: In June 2011, the Company sold its Internet Security business and in June 2010, the Company sold its Information Governance business. The results of operations for these businesses, and the related gain (loss) on disposal have been presented as discontinued operations in the accompanying Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows. The effects of the discontinued components were immaterial to the Company’s Condensed Consolidated Balance Sheets at March 31, 2011. See Note C, “Divestitures,” for additional information.
Cash and Cash Equivalents: The Company’s cash and cash equivalents are held in numerous locations throughout the world, with approximately 54% being held by the Company’s foreign subsidiaries outside the United States at June 30, 2011.
Fair Value Measurements: Fair value is the price that would be received for an asset or the amount paid to transfer a liability in an orderly transaction between market participants. The Company is required to classify certain assets and liabilities based on the following fair value hierarchy:
—	Level 1: Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

—	Level 2: Quoted prices for identical assets and liabilities in markets that are not active, or quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly; and

—	Level 3: Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
See Note J, “Fair Value Measurements,” for additional information.
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
Statements of Cash Flows: For the three months ended June 30, 2011 and 2010, interest payments were approximately $25 million and $35 million, respectively, and income taxes paid were approximately $198 million and $87 million, respectively.
The Company uses a notional pooling arrangement with an international bank to help manage global liquidity requirements. Under this pooling arrangement, the Company and its participating subsidiaries may maintain either cash deposit or borrowing positions through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Because

CA, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(unaudited)
the bank maintains a security interest in the cash deposits, and has the right to offset the cash deposits against the borrowings, the bank provides the Company and its participating subsidiaries favorable interest terms on both cash deposits and borrowings. At June 30, 2011, there was approximately $68 million of borrowings outstanding under this cash pooling arrangement which is included in the “Accrued expenses and other current liabilities” line item on the Company’s Condensed Consolidated Balance Sheet. Borrowings and repayments were approximately $154 million and $86 million, respectively, for the three months ended June 30, 2011. At March 31, 2011, there were no borrowings outstanding under the cash pooling arrangement.
Non-cash financing activities for the three months ended June 30, 2011 and 2010 consisted of treasury shares issued in connection with the following: share-based incentive awards granted under the Company’s equity compensation plans of approximately $51 million (net of approximately $25 million of taxes withheld) and $61 million (net of approximately $25 million of taxes withheld), respectively; and discretionary stock contributions to the CA, Inc. Savings Harvest Plan of approximately $13 million and $25 million, respectively.
NOTE B — ACQUISITIONS
Acquisitions of businesses are accounted for as purchases and, accordingly, their results of operations have been included in the Company’s Condensed Consolidated Financial Statements since the respective dates of the acquisitions. The purchase price for each of the Company’s acquisitions is allocated to the assets acquired and liabilities assumed from the acquired entity.
The pro forma effects of the Company’s fiscal year 2012 acquisitions to the Company’s revenues and results of operations during fiscal year 2011and 2012 were considered immaterial. The purchase price allocation of the Company’s fiscal 2012 acquisitions is as follows:

	Fiscal Year 2012	Estimated
(dollars in millions)	Acquisitions	Useful Life

Finite-lived intangible assets(1)	$11	9 years
Goodwill	16	Indefinite
Other assets net of other liabilities assumed	3	—

Purchase Price	$30

(1)	Includes customer relationships and trade names.
Transaction costs for the fiscal year 2012 acquisitions were immaterial. The excess purchase price over the estimated value of the net tangible and identifiable intangible assets was recorded to goodwill. The allocation of a significant portion of the purchase price to goodwill was predominantly due to the intangible assets that are not separable, such as assembled workforce and going concern. The goodwill relating to the fiscal year 2012 acquisitions is expected to be deductible for tax purposes.
The Company had approximately $75 million and $73 million of accrued acquisition-related costs as of June 30, 2011 and March 31, 2011, respectively, all of which related to purchase price amounts withheld subject to indemnification protections.
In June 2011, the Company announced a definitive agreement to acquire privately-held Interactive TKO, Inc., a leading provider of service simulation solutions for developing applications in composite and cloud environments, for $330 million. This acquisition is expected to close in the second quarter of fiscal 2012.
NOTE C — DIVESTITURES
In June 2011, the Company sold its Internet Security business for approximately $14 million to Updata Partners, LLC and recognized a gain on disposal of $23 million, including tax expense of $18 million. In June 2010, the Company sold its Information Governance business for approximately $19 million to Autonomy Corporation plc and recognized a loss on disposal of $5 million, including tax expense of $4 million.

CA, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(unaudited)
The income (loss) from discontinued components, for the three months ended June 30, 2011 and 2010 consists of the following:

	June 30, 2011	June 30, 2010
	(in millions)
Subscription and maintenance revenue	$15	$24
Professional services	—	1

Total revenue	$15	$25

(Loss) income from operations of discontinued components, net of tax benefit of ($6) million and tax expense of less than a million, respectively	$(10)	$1
Gain (loss) on disposal of discontinued components, net of taxes	23	(5)
Income (loss) from discontinued operations, net of taxes	$13	$(4)
NOTE D — RESTRUCTURING
Fiscal 2010 restructuring plan: The Fiscal 2010 restructuring plan (Fiscal 2010 Plan) was announced in March 2010 and is composed of a workforce reduction of approximately 1,000 positions and global facilities consolidations. These actions were intended to better align the Company’s cost structure with the skills and resources required to more effectively pursue opportunities in the marketplace and execute the Company’s long-term growth strategy. The total amounts incurred with respect to severance and facilities abandonment under the Fiscal 2010 Plan are $43 million and $2 million, respectively. Actions under the Fiscal 2010 Plan were substantially completed by the end of fiscal year 2011.
Fiscal 2007 restructuring plan: In August 2006, the Company announced the Fiscal 2007 restructuring plan (Fiscal 2007 Plan) to significantly improve the Company’s expense structure and increase its competitiveness. The Fiscal 2007 Plan’s objectives included a workforce reduction of approximately 3,100 employees, global facilities consolidations and other cost reductions. The total amounts incurred with respect to severance and facilities abandonment under the Fiscal 2007 Plan are $220 million and $120 million, respectively. Actions under the Fiscal 2007 Plan were substantially completed by the end of fiscal year 2010.
Accrued restructuring costs at June 30, 2011 and changes in the accruals during the three months ended June 30, 2011 and 2010 associated with the Fiscal 2010 and Fiscal 2007 Plans were as follows:

CA, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(unaudited)

		Facilities
Fiscal 2010 Plan	Severance	Abandonment
	(in millions)
Accrued balance at March 31, 2010	$46	$2
Activity for the period ended June 30, 2010
Change in estimate	(3)	—
Payments	(22)	—
Accretion and other	(1)	—

Accrued balance at June 30, 2010	$20	$2

Accrued balance at March 31, 2011	$4	$1
Activity for the period ended June 30, 2011
Change in estimate	(1)	—
Payments	(1)	—

Accrued balance at June 30, 2011	$2	$1

		Facilities
Fiscal 2007 Plan	Severance	Abandonment
	(in millions)
Accrued balance at March 31, 2010	$8	$60
Payments	(2)	(4)

Accrued balance at June 30, 2010	$6	$56

Accrued balance at March 31, 2011	4	46
Change in estimate	—	1
Payments	(1)	(4)
Accretion and other	—	1

Accrued balance at June 30, 2011	$3	$44

The severance liability is included in the “Accrued salaries, wages and commissions” line item on the Condensed Consolidated Balance Sheet. The facilities abandonment liability is included in the “Accrued expenses and other current liabilities” and “Other noncurrent liabilities” line items on the Condensed Consolidated Balance Sheet. The costs are included in the “Restructuring and other” line item on the Condensed Consolidated Statements of Operations.
Accretion and other includes accretion of the Company’s lease obligations related to facilities abandonment as well as changes in the assumptions related to future sublease income. These costs are included in the “General and administrative” expense line item on the Condensed Consolidated Statements of Operations.

CA, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(unaudited)
NOTE E — MARKETABLE SECURITIES
At June 30, 2011, available-for-sale securities consisted of the following:

		June 30, 2011
	(in millions)
	Aggregate	Gross	Gross
	Cost	Unrealized	Unrealized	Aggregate
	Basis	Gains	Losses	Fair Value
U.S. treasury and agency securities	$68	$—	$—	$68
Municipal securities	1	—	—	1
Corporate debt securities	120	—	—	120

	$189	$—	$—	$189

At June 30, 2011, the Company did not have any debt securities that were in a continuous unrealized loss position for greater than 12 months. Proceeds from the sale of marketable securities and realized gains and realized losses were approximately $18 million and less than $1 million, respectively. At June 30, 2011, $84 million of marketable securities had scheduled maturities of less than one year, and approximately $105 million had maturities of greater than one year but not exceeding three years.
At March 31, 2011, available-for-sale securities consisted of the following:

		March 31, 2011
	(in millions)
	Aggregate	Gross	Gross
	Cost	Unrealized	Unrealized	Aggregate
	Basis	Gains	Losses	Fair Value
U.S. treasury and agency securities	$60	$—	$—	$60
Municipal securities	2	—	—	2
Corporate debt securities	117	—	—	117

	$179	$—	$—	$179

At March 31, 2011, the Company did not have any debt securities that were in a continuous unrealized loss position for greater than 12 months. At March 31, 2011, $75 million of marketable securities had scheduled maturities of less than one year, and approximately $104 million had scheduled maturities of greater than one year but not exceeding three years.

CA, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(unaudited)
NOTE F — TRADE AND INSTALLMENT ACCOUNTS RECEIVABLE
Trade and installment accounts receivable, net represents amounts due from the Company’s customers and is presented net of allowance for doubtful accounts. These balances include revenue recognized in advance of customer billings but do not include unbilled contractual commitments executed under license agreements. The components of “Trade and installment accounts receivable, net” were as follows:

	June 30,	March 31,
	2011	2011
	(in millions)
Accounts receivable — billed	$535	$758
Accounts receivable — unbilled	64	86
Other receivables	19	27
Less: Allowance for doubtful accounts	(21)	(22)

Trade and installment accounts receivable, net	$597	$849

NOTE G — GOODWILL, CAPITALIZED SOFTWARE AND OTHER INTANGIBLE ASSETS
The gross carrying amounts and accumulated amortization for capitalized software and other intangible assets at June 30, 2011 were approximately $7,471 million and $6,196 million, respectively. These amounts include fully amortized intangible assets of approximately $5,592 million, which was composed of purchased software of approximately $4,662 million, internally developed software of approximately $527 million and other identified intangible assets subject to amortization of approximately $403 million. The gross carrying amounts and accumulated amortization for identified intangible assets that were not fully amortized were as follows:

	At June 30, 2011
	Gross
	Amortizable	Accumulated	Net
	Assets	Amortization	Assets
		(in millions)
Purchased software products	$770	$221	$549
Capitalized development cost and other intangibles:
Internally developed software products	715	207	508
Other identified intangible assets subject to amortization	394	176	218

Total capitalized software and other intangible assets	$1,879	$604	$1,275

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

CA, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(unaudited)

	At March 31, 2011
	Gross
	Amortizable	Accumulated	Net
	Assets	Amortization	Assets
		(in millions)
Purchased software products	$768	$198	$570
Capitalized development cost and other intangibles:
Internally developed software products	693	205	488
Other intangible assets subject to amortization	652	440	212
Other intangible assets not subject to amortization	14	—	14

Total capitalized software costs and other intangible assets	$2,127	$843	$1,284

Based on the capitalized software and other intangible assets recorded through June 30, 2011, the annual amortization expense over the next five fiscal years is expected to be as follows:

	Year Ended March 31,
	2012	2013	2014	2015	2016
	(in millions)
Capitalized software:
Purchased	$85	$78	$70	$59	$57
Internally developed	117	130	112	87	56
Other identified intangible assets subject to amortization	63	51	45	38	24

Total	$265	$259	$227	$184	$137

Goodwill activity for the first quarter of fiscal year 2012 was as follows:

Amounts
(in millions)
Balance at March 31, 2011	$5,688
Revisions to purchase price allocation of prior year acquisitions	(3)

Balance at March 31, 2011 as revised	5,685
Amounts allocated to loss on discontinued operations	(7)
Acquisitions	16
Foreign currency translation adjustment	1

Balance at June 30, 2011	$5,695

NOTE H — DEFERRED REVENUE
The components of “Deferred revenue (billed or collected) — current” and “Deferred revenue (billed or collected) — noncurrent” at June 30, 2011 and March 31, 2011 were as follows:

CA, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(unaudited)

	June 30,	March 31,
	2011	2011
	(in millions)
Current:
Subscription and maintenance	$2,319	$2,444
Professional services	145	145
Financing obligations and other	11	11

Total deferred revenue (billed or collected) — current	2,475	2,600

Noncurrent:
Subscription and maintenance	878	940
Professional services	28	27
Financing obligations and other	3	2

Total deferred revenue (billed or collected) — noncurrent	909	969

Total deferred revenue (billed or collected)	$3,384	$3,569

NOTE I — DERIVATIVES
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
Interest rate swaps: The Company has interest rate swaps with a total notional value of $500 million, $200 million of which were entered into during the first quarter of fiscal year 2011, that swap a total of $500 million of its 6.125% Senior Notes due December 2014 into floating interest rate debt through December 1, 2014. These swaps are designated as fair value hedges.
At June 30, 2011, the fair value of these derivatives was an asset of approximately $23 million, of which approximately $11 million is included in “Other current assets” and approximately $12 million is included in “Other noncurrent assets, net” in the Company’s Condensed Consolidated Balance Sheets.
At March 31, 2011, the fair value of these derivatives was an asset of approximately $15 million, of which approximately $11 million is included in “Other current assets” and approximately $4 million is included in “Other noncurrent assets, net” in the Company’s Condensed Consolidated Balance Sheets.
During fiscal year 2009, the Company entered into interest rate swaps with a total notional value of $250 million to hedge a portion of its variable interest rate payments on its revolving credit facility. These derivatives were designated as cash flow hedges and matured in October 2010. The amount of loss reclassified from “Accumulated other comprehensive income” into “Interest expense, net” in the Company’s Condensed Consolidated Statements of Operations was approximately $2 million for the three months ended June 30, 2010.
Foreign currency contracts: The Company enters into foreign currency option and forward contracts to manage foreign currency risks. The Company has not designated its foreign exchange derivatives as hedges. Accordingly, changes in fair value from these contracts are recorded as “Other expenses (gains), net” in the Company’s Condensed Consolidated Statements of Operations. At June 30, 2011, foreign currency contracts outstanding consisted of purchase and sales contracts with a total notional value of approximately $635 million and durations of less than nine months. The net fair value of these contracts at June 30, 2011 was approximately $2 million, of which approximately $10 million is included in “Other current assets” and approximately $8 million is included in “Accrued expenses and other current liabilities” in the Company’s Condensed Consolidated Balance Sheet. The net fair value of these contracts at March 31, 2011 was approximately $6 million, of which approximately $7 million is included in “Other current assets” and approximately $1 million is included in “Accrued expenses and other current liabilities” in the Company’s Condensed Consolidated Balance Sheet.

CA, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(unaudited)
A summary of the effect of the interest rate and foreign exchange derivatives on the Company’s Condensed Consolidated Statements of Operations is as follows:

	Amount of Net (Gain)/Loss Recognized in the
	Condensed Consolidated Statements of Operations
	(in millions)
	Three Months Ended	Three Months Ended
Location of Amounts Recognized	June 30, 2011	June 30, 2010
Interest expense, net — interest rate swaps designated as cash flow hedges	$—	$2
Interest expense, net — interest rate swaps designated as fair value hedges	$(3)	$(3)
Other expenses (gains), net — foreign currency contracts	$7	$(13)
The Company is subject to collateral security arrangements with most of its major counterparties. These arrangements require the Company to hold or post collateral when the derivative fair values exceed contractually established thresholds. The aggregate fair values of all derivative instruments under these collateralized arrangements were in a net asset position at June 30, 2011 and March 31, 2011. The Company posted no collateral at June 30, 2011 or March 31, 2011. Under these agreements, if the Company’s credit ratings had been downgraded one rating level, the Company would still not have been required to post collateral.
NOTE J — FAIR VALUE MEASUREMENTS
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30 and March 31, 2011.

CA, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(unaudited)

	At June 30, 2011				At March 31, 2011
	Fair Value		Estimated		Fair Value		Estimated
	Measurement Using		Fair		Measurement Using		Fair
	Input Types		Value		Input Types		Value
(in millions)	Level 1	Level 2	Total		Level 1	Level 2	Total

Assets:
Money market funds	$1,778	$—	$1,778	(1)	$2,009	$—	$2,009	((2)
Marketable securities(3)	—	189	189		—	179	179
Foreign exchange derivatives(4)	—	10	10		—	7	7
Interest rate derivatives(4)	—	23	23		—	15	15

Total Assets	$1,778	$222	$2,000		$2,009	$201	$2,210

Liabilities:
Foreign exchange derivatives(4)	$—	$8	$8		$—	$1	$1

Total Liabilities	$—	$8	$8		$—	$1	$1

(1)	At June 30, 2011, the Company had approximately $1,728 million and $50 million of investments in money market funds classified as “Cash and cash equivalents” and “Other noncurrent assets, net” for restricted cash amounts, respectively, on its Condensed Consolidated Balance Sheet.

(2)	At March 31, 2011, the Company had approximately $1,959 million and $50 million of investments in money market funds classified as “Cash and cash equivalents” and “Other noncurrent assets, net” for restricted cash amounts, respectively, on its Condensed Consolidated Balance Sheet.

(3)	See Note E, “Marketable Securities” for additional information.

(4)	See Note I, “Derivatives” for additional information.
At June 30 and March 31, 2011, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis at June 30, 2011 and March 31, 2011:

	At June 30, 2011		At March 31, 2011
	(in millions)		(in millions)
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Liabilities:
Total debt(1)	$1,307	$1,402	$1,551	$1,619
Facilities abandonment reserve(2)	$48	$55	$52	$59

(1)	Estimated fair value of total debt was based on quoted prices for similar liabilities for which significant inputs are observable except for certain long-term lease obligations, for which fair value approximates carrying value.

(2)	Estimated fair value for the facilities abandonment reserve was determined using the Company’s current incremental borrowing rate. At June 30, 2011 and March 31, 2011, the facilities abandonment reserve included approximately $14 million and $15 million, respectively, in “Accrued expenses and other current liabilities” and approximately $34 million and $37 million, respectively, in “Other noncurrent liabilities” on the Company’s Condensed Consolidated Balance Sheet.
The carrying values of financial instruments classified as current assets and current liabilities, such as cash and cash equivalents, accounts payable, accrued expenses, and short-term debt, approximate fair value due to the short-term maturity of the instruments. The fair values of total debt, including current maturities, have been based on quoted market prices.

CA, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(unaudited)
NOTE K — COMMITMENTS AND CONTINGENCIES
In September 2010, a lawsuit captioned Uniloc USA, Inc. et ano. v. National Instruments Corp., et al. was filed in the United States District Court for the Eastern District of Texas against the Company and 10 other defendants. The complaint alleges, among other things, that Company technology, including Internet Security Suite Plus 2010 (“ISS”), infringes a patent licensed to plaintiff Uniloc USA, Inc., entitled “System for Software Registration,” U.S. Patent No. 5,490,216 (“‘216 Patent”). The complaint seeks monetary damages and interest in an undisclosed amount, a temporary, preliminary and permanent injunction against alleged acts of infringement, and attorneys’ fees and costs, based upon the plaintiffs’ patent infringement claims. In November 2010, the Company filed an answer that, among other things, disputes the plaintiffs’ claims and seeks a declaratory judgment that the Company does not infringe the ‘216 Patent and that the ‘216 Patent is invalid. In June 2011, as part of the plaintiffs’ preliminary infringement contentions concerning ISS, the plaintiffs produced to the Company a list of almost 1,100 Company products that the plaintiffs claim also infringe on the ‘216 Patent. The Company has moved to strike this supplemental list because, among other things, the plaintiffs’ apparent position is inconsistent with prior rulings by the Federal Circuit Court concerning the ‘216 Patent; and the plaintiffs failed to demonstrate any good faith basis to support their claim because, among other things, at least some of the products on the product list do not employ any license activation technology (the technology subject to the ‘216 Patent). The Company’s motion is pending. Although the timing and ultimate outcome cannot be determined, the Company believes that the plaintiffs’ claims are unfounded and that the Company has meritorious defenses.
Based on the Company’s experience, the Company believes that the damages amounts claimed in the aforementioned case are not a meaningful indicator of the potential liability. Claims, suits, investigations and proceedings are inherently uncertain and it is not possible to predict the ultimate outcome of the aforementioned case. Due to the nature and early stage of the Uniloc matter, the Company is unable to estimate a range of reasonably possible loss for this case.
The Company, various subsidiaries, and certain current and former officers have been named as defendants in various other lawsuits and claims arising in the normal course of business. The Company believes that it has meritorious defenses in connection with these other lawsuits and claims, and intends to vigorously contest each of them.
In the opinion of the Company’s management based upon information currently available to the Company, while the outcome of the Uniloc case and these other lawsuits and claims is uncertain, the likely results of the Uniloc case and these other lawsuits and claims against the Company, either individually or in the aggregate, are not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows, although the effect could be material to the Company’s results of operations or cash flows for any interim reporting period.
The Company is obligated to indemnify its officers and directors under certain circumstances to the fullest extent permitted by Delaware law. As a part of that obligation, the Company has advanced and will continue to advance certain attorneys’ fees and expenses incurred by current and former officers and directors in various lawsuits and investigations.
NOTE L — STOCKHOLDERS’ EQUITY
Stock Repurchases: On May 12, 2011, the Company’s Board of Directors approved a stock repurchase program that authorized the Company to acquire up to an additional $500 million of its common stock. At June 30, 2011, the Company remained authorized to purchase up to approximately $632 million of additional shares of common stock under its stock repurchase programs. During the three months ended June 30, 2011, the Company repurchased approximately 6.4 million shares of its common stock for approximately $150 million, all of which was settled through cash payment as of June 30, 2011.
Comprehensive Income: Comprehensive income includes net income, unrealized gains on cash flow hedges, unrealized gains and losses on marketable securities and foreign currency translation adjustments. The components of comprehensive income for the three months ended June 30, 2011 and 2010 are as follows:

CA, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(unaudited)

	Three Months
	Ended June 30,
	2011	2010
	(in millions)
Net income	$241	$217
Net unrealized gain on cash flow hedges, net of tax	—	1
Unrealized gain/(loss) on marketable securities, net of tax	—	—
Foreign currency translation adjustments	17	(34)

Total comprehensive income	$258	$184

Cash Dividends: The Company’s Board of Directors declared the following dividends during the three months ended June 30, 2011 and 2010:
Three Months Ended June 30, 2011:
(in millions, except per share amounts)

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
May 12, 2011	$0.05	May 23, 2011	$25	June 16, 2011
Three Months Ended June 30, 2010:
(in millions, except per share amounts)

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
May 12, 2010	$0.04	May 31, 2010	$21	June 16, 2010
NOTE M — INCOME FROM CONTINUING OPERATIONS PER COMMON SHARE
Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of net income per share under the two-class method. Under the two-class method, net income is reduced by the amount of dividends declared in the period for each class of common stock and participating securities. The remaining undistributed income is then allocated to common stock and participating securities as if all of the net income for the period had been distributed. Basic net income per common share excludes dilution and is calculated by dividing net income allocable to common shares by the weighted average number of common shares outstanding for the period. Diluted net income per common share is calculated by dividing net income allocable to common shares by the weighted average number of common shares as of the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards. The following table reconciles net income per common share for the three months ended June 30, 2011 and 2010.

CA, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(unaudited)

	Three Months
	Ended June 30,
	2011	2010
	(in millions, except per share
	amounts)
Basic income from continuing operations per common share:
Income from continuing operations	$228	$221
Less: Income from continuing operations allocable to participating securities	(3)	(3)

Income from continuing operations allocable to common shares	$225	$218

Weighted average common shares outstanding	500	510

Basic income from continuing operations per common share	$0.45	$0.43

Diluted income from continuing operations per common share:
Income from continuing operations	$228	$221
Less: Income from continuing operations allocable to participating securities	(3)	(3)

Income from continuing operations allocable to common shares	$225	$218

Weighted average shares outstanding and common share equivalents
Weighted average common shares outstanding	500	510
Weighted average effect of share-based payment awards	1	1

Denominator in calculation of diluted income per share	501	511

Diluted income from continuing operations per common share	$0.45	$0.43
For the three months ended June 30, 2011 and 2010, respectively, approximately 5 million and 10 million shares of Company common stock underlying restricted stock awards and options to purchase common stock were excluded from the calculation because their effect on income per share was anti-dilutive during the respective periods. Weighted average restricted stock awards of approximately 7 million and 7 million for the three months ended June 30, 2011 and 2010, respectively, were considered participating securities in the calculation of net income available to common shareholders.
NOTE N — ACCOUNTING FOR SHARE-BASED COMPENSATION
The Company recognized share-based compensation in the following line items on the Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months
	Ended June 30,
	2011	2010
	(in millions)
Costs of licensing and maintenance	$1	$1
Cost of professional services	1	1
Selling and marketing	10	7
General and administrative	8	4
Product development and enhancements	5	6

Share-based compensation expense before tax	25	19
Income tax benefit	(8)	(6)

Net share-based compensation expense	$17	$13

The following table summarizes information about unrecognized share-based compensation costs as of June 30, 2011:

CA, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(unaudited)

		Weighted
	Unrecognized	Average Period
	Compensation	Expected to be
	Costs	Recognized
	(in millions)	(in years)
Stock option awards	$7	2.5
Restricted stock units	20	2.4
Restricted stock awards	91	2.2
Performance share units	44	3.0

Total unrecognized share-based compensation costs	$162	2.5

There were no capitalized share-based compensation costs at June 30, 2011 or 2010.
The value of performance share unit (PSU) awards is determined using the closing price of the Company’s common stock on the last trading day of the quarter until the PSUs are granted. Compensation costs for the PSUs are amortized over the requisite service periods based on the expected level of achievement of the performance targets. At the conclusion of the performance periods for the PSUs, the applicable number of shares of restricted stock awards (RSAs), restricted stock units (RSUs) or unrestricted shares granted may vary based upon the level of achievement of the performance targets and the approval of the Company’s Compensation and Human Resources Committee (which may reduce any award for any reason in its discretion).
For the three months ended June 30, 2011 and 2010, the Company issued options for approximately 0.6 million shares and 1.0 million shares, respectively. The weighted average fair values and assumptions used for the options granted were as follows:

	Three Months
	Ended June 30,
	2011	2010
Weighted average fair value	$6.00	$5.62
Dividend yield	0.91%	0.82%
Expected volatility factor(1)	33%	34%
Risk-free interest rate(2)	1.7%	1.9%
Expected life (in years)(3)	4.5	4.5

(1)	Expected volatility is measured using historical daily price changes of the Company’s stock over the respective expected term of the options and the implied volatility derived from the market prices of the Company’s traded options.

(2)	The risk-free rate for periods within the contractual term of the stock options is based on the U.S. Treasury yield curve in effect at the time of grant.

(3)	The Company’s computation of expected life was determined based on the simplified method (the average of the vesting period and option term), due to changes in the vesting terms, the contractual lives and the population of employees granted options compared with the Company’s historical grants.
The 1-year PSU awards for the fiscal year 2011 and 2010 incentive plan years under the Company’s long-term incentive plans were granted in the first quarter of fiscal years 2012 and 2011, respectively. The table below summarizes the RSAs and RSUs granted under these PSUs:

CA, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(unaudited)

		RSAs		RSUs
			Weighted		Weighted Average
Incentive Plans	Performance	Shares	Average Grant	Shares	Grant Date Fair
for Fiscal Years	Period	(in millions)	Date Fair Value	(in millions)	Value

2011	1-year	1.1	$ 24.68	0.1	$ 24.48
2010	1-year	2.2	$ 21.47	—(1)	$ 21.38

(1)	Less than 0.1 million.
The 3-year PSUs for the fiscal year 2009 and 2008 incentive plan years under the Company’s long-term incentive plans were granted in the first quarter of fiscal years 2012 and 2011, respectively. Unrestricted shares of common stock were issued in settlement immediately upon grant.

		Unrestricted Shares	Weighted Average Grant
Incentive Plans for Fiscal Years	Performance Period	(in millions)	Date Fair Value

2009	3-year	0.2	$ 24.68
2008	3-year	0.3	$ 21.47
Share-based awards were granted under the Company’s fiscal year 2011 and 2010 Sales Retention Equity Programs in the first quarter of fiscal years 2012 and 2011, respectively. These awards cliff vest at the end of a three-year period beginning on the first anniversary of the grant date. The table below summarizes the RSAs and RSUs granted under these programs:

		RSAs		RSUs
			Weighted		Weighted Average
	Performance	Shares	Average Grant	Shares	Grant Date Fair
Incentive Plans for Fiscal Years	Period	(in millions)	Date Fair Value	(in millions)	Value

2011	1-year	0.3	$ 24.68	0.1	$ 24.09
2010	1-year	0.4	$ 21.47	0.1	$ 21.36
The table below summarizes all of the RSUs and RSAs, including grants made pursuant to the long-term incentive plans discussed above, granted during the three months ended June 30, 2011 and 2010:

	Three Months
	Ended June 30,
	2011	2010
	(shares in millions)
RSUs
Shares	0.6	0.5
Weighted Avg. Grant Date Fair Value (1)	$24.27	$21.39
RSAs
Shares	3.5	4.6
Weighted Avg. Grant Date Fair Value (2)	$24.66	$21.46

(1)	The fair value is based on the quoted market value of the Company’s common stock on the grant date reduced by the present value of dividends expected to be paid on the Company’s common stock prior to vesting of the RSUs, which is calculated using a risk-free interest rate.

(2)	The fair value is based on the quoted market value of the Company’s common stock on the grant date.
NOTE O — INCOME TAXES
Income tax expense for the three months ended June 30, 2011 was $105 million compared with income tax expense of $87 million for the three months ended June 30, 2010.

CA, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(unaudited)
During the three months ended June 30, 2010, the Company had a net tax benefit of $13 million resulting primarily from the resolution of uncertain tax positions in respect of its international profile.
In April 2011, the U.S. Internal Revenue Service (“IRS”) completed its examination of the Company’s federal income tax returns for the tax years ended March 31, 2005, March 31, 2006 and March 31, 2007 and issued a report of its findings in connection with the examination. The Company disagrees with certain proposed adjustments in the report and intends to vigorously dispute these matters through applicable IRS and judicial procedures, as appropriate. While the Company believes that it has recorded reserves sufficient to cover exposures related to these issues, such that the ultimate disposition of this matter will not have a material adverse effect on the Company’s consolidated financial position, cash flows or results of operations, the resolution of such matters involves uncertainties and there are no assurances that the ultimate resolution will not exceed the amounts recorded. The Company does not believe it is reasonably possible that the amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.
The Company’s effective income tax rate, excluding the impact of discrete items, for the three months ended June 30, 2011 and June 30, 2010 was 32.3% and 32.5%, respectively. Changes in the anticipated results of the Company’s international operations, the outcome of tax audits and any other changes in potential tax liabilities may result in additional tax expense or benefit in future periods, which are not considered in the Company’s estimated annual effective tax rate. While the Company does not currently view any such items as individually material to the results of the Company’s operations or financial position, the impact of such items may yield additional tax expense or benefit in the remaining quarters of fiscal year 2012 and future periods and the Company is anticipating a fiscal year 2012 effective tax rate of approximately 31% to 32%.
NOTE P — SEGMENT INFORMATION
In the first quarter of fiscal year 2012, the Company completed its implementation of changing the internal reporting used by its Chief Executive Officer for evaluating segment performance and allocating resources. The new reporting disaggregates the Company’s operations into Mainframe Solutions, Enterprise Solutions and Services segments, and represents a change in the Company’s operating segments under ASC 280, “Segment Reporting”. Prior to fiscal year 2012, the Company reported and managed its business based on a single operating segment under ASC 280.
The Company’s Mainframe Solutions and Enterprise Solutions operating segments comprise its software business organized by the nature of the Company’s software offerings and the product hierarchy in which the platform operates on. The Services operating segment comprises implementation, consulting, education and training services, including those directly related to the mainframe and distributed software that the Company sells to its customers.
The Company regularly enters into a single arrangement with a customer that includes Mainframe Solutions segment software products, Enterprise Solutions segment software products and Services. The amount of contract revenue assigned to segments is generally based on the manner in which the proposal is made to the customer. The software product revenue is assigned to the Mainframe Solutions and Enterprise Solutions segments based on either: (1) a list price allocation method (which allocates a discount in the total contract price to the individual products in proportion to the list price of the products); (2) allocations included within internal contract approval documents; or (3) the value for individual software products as stated in the customer contract. The price for the implementation, consulting, education and training services is separately stated in the contract and these amounts of contract revenue are assigned to the Services segment. The contract value assigned to each segment is then recognized in a manner consistent with the revenue recognition policies the Company applies to the customer contract for purposes of preparing the Condensed Consolidated Financial Statements.
Segment expenses include costs that are controllable by segment managers (i.e., direct costs) and, in the case of the Mainframe Solutions and Enterprise Solutions segments, an allocation of shared and indirect costs (i.e., allocated costs). Segment-specific direct costs include a portion of selling and marketing costs, licensing and maintenance costs, product development costs, general and administrative costs and amortization of the cost of internally developed software. Allocated segment costs primarily include indirect selling and marketing costs and

CA, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(unaudited)
general and administrative costs that are not directly attributable to a specific segment. The basis for allocating shared and indirect costs between the Mainframe Solutions and Enterprise Solutions segments is dependent on the nature of the cost being allocated and is either in proportion to segment revenues or in proportion to the related direct cost category. Expenses for the Services segment consist only of direct costs and there are no allocated or indirect costs for the Services segment.
Unallocated segment expenses include the following: share-based compensation expense; amortization of purchased software; amortization of other intangible assets; derivative hedging gains and losses; and severance, exit costs and related charges associated with the Company’s Fiscal 2007 Plan.
A measure of segment assets is not currently provided to the Company’s Chief Executive Officer and has therefore not been disclosed. Also, goodwill by segment has not been disclosed because the Company has not yet completed its allocation of goodwill among the segments.
The Company’s segment information for the three months ended June 30, 2011 and 2010 is as follows:

Three months ended June 30, 2011	Mainframe	Enterprise
(in millions)	Solutions	Solutions	Services	Total
Revenue	$646	$427	$90	$1,163
Expenses	276	382	88	746

Segment profit	$370	$45	$2	$417

Segment operating margin	57%	11%	2%	36%

Depreciation and amortization	$24	$31	$—	$55

Reconciliation of segment profit to income from continuing operations before income taxes for the three months ended June 30, 2011:
Segment profit	$417
Less:
Amortization of purchased software	23
Amortization of other intangible assets	19
Share-based compensation expense	25
Other unallocated operating expenses, net(1)	8
Interest expense, net	9

Income from continuing operations before income taxes	$333

(1)	Other unallocated operating expenses, net consists of restructuring costs associated with the Company’s Fiscal 2007 Plan, hedging (gains) losses, and other miscellaneous costs.

CA, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(unaudited)

Three months ended June 30, 2010	Mainframe	Enterprise
(in millions)	Solutions	Solutions	Services	Total
Revenue	$615	$376	$78	$1,069
Expenses	280	351	74	705

Segment profit	$335	$25	$4	$364

Segment operating margin	54%	7%	5%	34%

Depreciation and amortization	$26	$25	$—	$51

Reconciliation of segment profit to income from continuing operations before income taxes for the three months ended June 30, 2010:

Segment profit	$364
Less:
Amortization of purchased software	22
Amortization of other intangible assets	16
Share-based compensation expense	19
Other unallocated operating gains, net(1)	(14)
Interest expense, net	13

Income from continuing operations before income taxes	$308

(1)	Other unallocated operating gains, net consists of restructuring costs associated with the Company’s Fiscal 2007 Plan, hedging (gains) losses, and other miscellaneous costs.
The table below summarizes the Company’s revenue from the United States and from international (i.e., non-U.S.) locations:

	Three months ended	Three months ended
(in millions)	June 30, 2011	June 30, 2010
United States	$672	$613
International	491	456

Total revenue	$1,163	$1,069

NOTE Q — SUBSEQUENT EVENTS
On July 20, 2011 the Company announced it would incur a charge of approximately $35 million to $45 million in the second quarter of fiscal 2012 in connection with a workforce reduction. The workforce reduction is expected to be substantially completed by the end of fiscal year 2012.

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statement
This Quarterly Report on Form 10-Q (Form 10-Q) contains certain forward-looking information relating to CA, Inc. (the “Company,” “Registrant,” “CA Technologies,” “CA,” “we,” “our” or “us”), that is based on the beliefs of, and assumptions made by, our management as well as information currently available to management. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions are intended to identify forward-looking information. Such information includes, for example, the statements made in this Management Discussion and Analysis of Financial Condition and Results of Operations (MD&A), but also appears in other parts of this Form 10-Q. This forward-looking information reflects our current views with respect to future events and is subject to certain risks, uncertainties, and assumptions.
A number of important factors could cause actual results or events to differ materially from those indicated by such forward-looking statements, including: the ability to achieve success in the Company’s strategy by, among other things, increasing sales in new and emerging enterprises and markets, enabling the sales force to sell new products, improving the Company’s brand in the marketplace and ensuring the Company’s set of cloud computing, Software-as-a-Service and other new offerings address the needs of a rapidly changing market, while not adversely affecting the demand for the Company’s traditional products or its profitability; global economic factors or political events beyond the Company’s control; general economic conditions and credit constraints, or unfavorable economic conditions in a particular region, industry or business sector; failure to expand partner programs; the ability to adequately manage and evolve financial reporting and managerial systems and processes; the ability to integrate acquired companies and products into existing businesses; competition in product and service offerings and pricing; the ability to retain and attract qualified key personnel; the ability to adapt to rapid technological and market changes; the ability of the Company’s products to remain compatible with ever-changing operating environments; access to software licensed from third parties; use of software from open source code sources; discovery of errors in the Company’s software and potential product liability claims; significant amounts of debt and possible future credit rating changes; the failure to protect the Company’s intellectual property rights and source code; fluctuations in the number, terms and duration of our license agreements as well as the timing of orders from customers and channel partners; reliance upon large transactions with customers; risks associated with sales to government customers; breaches of the Company’s software products and the Company’s and customers’ data centers and IT environments; third-party claims of intellectual property infringement or royalty payments; fluctuations in foreign currencies; failure to effectively execute the Company’s workforce reductions; successful outsourcing of various functions to third parties; potential tax liabilities; and other factors described more fully in this Form 10-Q and the Company’s other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties occur, or should our assumptions prove incorrect, actual results may vary materially from those described in this Form 10-Q as anticipated, believed, estimated, or expected. We do not intend to update these forward-looking statements, except as otherwise required by law. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. This MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements. References in this Form 10-Q to fiscal 2012 and fiscal 2011 are to our fiscal years ending on March 31, 2012 and 2011, respectively.
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
As more companies begin to adopt virtualization and cloud computing, data centers are becoming more complex, with mainframes, physical servers, virtualized servers and private, public and hybrid (a combination of public and private) cloud environments. We believe it is essential for companies to effectively manage and secure all of their various computing environments. We expect this evolution will allow business models to change more rapidly than in the past. While these technologies increase flexibility, they can also introduce significant management complexity. We believe that our years of experience and core strength in traditional IT management and security combined with our significant investments will position us as a leader in this portion of the IT industry.
We have a broad portfolio of software solutions that address customer needs, including mainframe; service assurance; security (identity and access management); project and portfolio management; service management; virtualization and service automation; and cloud computing. We deliver our products on-premises or, for certain products, using SaaS.
Our strategy is to help our customers manage, secure and automate IT and to make us their strategic partner as they deploy new technologies and maximize their investments in current systems and applications. This strategy emphasizes accelerating our growth by continuing to build on our portfolio of software and services to address customer needs in the above-mentioned areas of focus through a combination of internal development and acquired technologies. We believe this strategy builds on our core strengths in IT management while also positioning us to compete in high-growth markets, including virtualization, cloud and SaaS. We are also seeking to expand our business beyond our traditional core customers, generally consisting of large enterprises, to reach what we refer to as “emerging enterprises” or “growth accounts” (which we define as companies with annual revenue of $300 million to $2 billion) and customers in “emerging geographies” or “growth geographies.” We are increasing the number of our relationships and expanding existing relationships with various types of service providers, particularly global outsourcers, regional managed service providers and communication network operators.
In the first quarter of fiscal 2012, we completed our implementation of changing our internal reporting used by our Chief Executive Officer for evaluating segment performance and allocating resources. The new reporting disaggregates our operations into three segments, two software segments and one service segment, which are described as follows:
•	Mainframe Solutions — Our Mainframe Solutions segment addresses the mainframe market and is focused on making significant investments in order to be innovative in key management disciplines across our broad portfolio of products. Ongoing development is guided by customer

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
needs, our cross-enterprise management philosophy and our Mainframe 2.0 strategy, which offers management capabilities designed to appeal to the next generation of mainframe staff while also offering productivity improvements to today’s mainframe experts. Our mainframe business assists customers by addressing three major challenges: lowering costs, providing high service levels by sustaining critical workforce skills and increasing agility to help deliver on business goals.
•	Enterprise Solutions — Our Enterprise Solutions segment includes products that operate on non-mainframe platforms, such as service assurance, security (identity and access management), project and portfolio management, service management, virtualization and service automation, SaaS, and cloud offerings. Our offerings help customers address their regulatory compliance demands, privacy needs, and internal security policies. Enterprise Solutions also focuses on delivering growth to the Company in the form of new customer acquisitions and revenue, while leveraging non-traditional routes-to-market and delivery models.
•	Services — Our Services segment offers implementation, consulting, education and training services to customers, which is intended to promote a seamless customer experience and to increase the value that customers realize from our solutions.
The Company’s performance is evaluated by our Chief Executive Officer based on a review of revenue and operating income for each of our operating segments. While our Chief Executive Officer evaluates results in a number of different ways, the operating segments are the primary basis on which resources are allocated and financial results are assessed.
EXECUTIVE SUMMARY
The following is a summary of the analysis of our results contained in our MD&A.
During the first quarter of fiscal 2012, we sold our Internet Security business and during the first quarter of fiscal 2011, we sold our Information Governance business. The results of these business operations are presented in income from discontinued operations.
Total revenue for the first quarter of fiscal 2012 grew 9% to $1,163 million compared with $1,069 million in the year-ago period, primarily due to growth in U.S. revenue of $59 million, which includes revenue relating to a license agreement with one large IT outsourcer that was executed in the fourth quarter of fiscal 2011, increased professional services revenue, and an increase in software fees and other revenue relating to our SaaS offerings. The increases in professional services revenue and software fees and other revenue were both primarily attributable to our recent acquisitions within the last 12 months. Our revenue growth was 7% from existing products and services and 2% from acquired technologies (which we define as technology acquired within the prior 12 months). Excluding the favorable foreign currency effect, our revenue growth was slightly more than 2% for existing products and services and slightly less than 2% for acquired technologies.
During the first quarter of fiscal 2012, revenue reflected a favorable foreign exchange effect of $45 million compared with the first quarter of fiscal 2011.
Total expense before interest and income taxes of $821 million for the first quarter of fiscal 2012 grew 10%, compared with $748 million in the year-ago period. The increase was primarily due to an increase in selling and marketing costs, cost of professional services and losses relating to our foreign exchange derivative contracts. During the first quarter of fiscal 2012, total expense reflected an unfavorable foreign exchange effect of $26 million compared with the first quarter of fiscal 2011.
Income before interest and income taxes increased $21 million, or 7%, in the first quarter of fiscal 2012 compared with the year-ago period, due to revenue increasing at a greater rate than expenses, which we view as an improvement to our operating efficiencies.

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Tax expense increased $18 million for the first quarter of fiscal 2012 compared with the year-ago period as a result of an increase in income before taxes in the first quarter of fiscal 2012 and also discrete items that occurred in the first quarter of fiscal 2011 that were favorable but did not recur in the first quarter of fiscal 2012. Diluted income from continuing operations per share for the first quarter of fiscal 2012 was $0.45, compared with $0.43 in the year-ago period, primarily reflecting an increase in operating income, and our repurchase of common shares.
For the first quarter of fiscal 2012, our segment performance results were as follows:
For the first quarter of fiscal 2012, Mainframe Solutions revenue increased $31 million from the year-ago period primarily due to revenue associated with a license agreement with one large IT outsourcer executed in the fourth quarter of fiscal 2011 and revenue recognized from new capacity sales. The increase in revenue was the primary reason for the increase in Mainframe Solutions profit from $335 million to $370 million and the increase in operating margin of 54% to 57%.
For the first quarter of fiscal 2012, Enterprise Solutions revenue increased $51 million primarily due to growth in subscription and maintenance revenue within our project and portfolio management and service assurance products and higher revenue attributable to our SaaS products. For the first quarter of fiscal 2012 compared with the first quarter of fiscal 2011, the increase in Enterprise Solutions profit from $25 million to $45 million and the increase in operating margin of 7% to 11% was primarily attributable to the increase in revenue for the first quarter of fiscal 2012, offset by increased investments in our Enterprise Solutions segment, including expenses related to research and development, sales and marketing and personnel.
For the first quarter of fiscal 2012, Services revenue and expense increased $12 million and $14 million, respectively, from the year-ago period primarily due to our first quarter fiscal 2012 acquisition of Base Technologies. As a result of the increase in expenses, margins for the Services segment decreased to 2% in the first quarter of fiscal 2012 compared with 5% in the first quarter of fiscal 2011.
Total revenue backlog at June 30, 2011 of $8,511 million increased 11% compared with $7,640 million at June 30, 2010. The current portion of revenue backlog at June 30, 2011 of $3,702 million increased by 10% compared with the balance of $3,370 million at June 30, 2010. The current portion of revenue backlog represents revenue to be recognized within the next 12 months. Generally, we believe that an increase in the current portion of revenue backlog is a positive indicator of future subscription and maintenance revenue growth.
Total bookings in the first quarter of fiscal 2012 increased 18% from the year-ago period to $865 million primarily due to an increase in bookings relating to subscription and maintenance renewals, professional services and software fees and other sales mostly related to acquisitions. We continue to expect our fiscal 2012 renewal portfolio to be lower by approximately 20% compared with fiscal 2011. For the first quarter of fiscal 2012, renewal yield was below historical levels at just above 80%, primarily as a result of two large transactions with contracted renewal rates that were unusually low, reducing the overall average. Excluding these transactions, the renewal yield would have been in the low 90% range. Renewals in Europe, Middle East and Africa (EMEA) increased primarily due to a large transaction that occurred in the first quarter but had been expected to be renewed later in fiscal 2012. Despite the improved sales performance in this quarter, we continue to expect the fiscal 2012 renewal portfolio in EMEA to be lower compared to fiscal 2011 and therefore, going forward we are looking to improve on the ability of our EMEA sales force to sell new products outside of the renewal cycle. We are taking steps to improve this performance, which include: moving experienced personnel to the region, accelerating the introduction of new products from our acquisitions, adding new sales incentives and changing leadership in the region. We believe that over time, these steps will help improve performance in EMEA.
For the first quarter of fiscal 2012, cash flows from continuing operating activities was $143 million and grew 17% compared with the year-ago period. This growth reflects an increase in cash collections on trade receivables of $150 million, which was partially offset by an increase in income tax payments of $111 million.

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
QUARTERLY UPDATE
•	In June 2011, we signed a definitive agreement to acquire privately-held Interactive TKO, Inc. (ITKO) for $330 million. ITKO is a leading provider of service simulation solutions for developing applications in composite and cloud environments.

•	In June 2011, we sold our Internet Security business to Updata Partners, LLC, a private equity firm.

•	In May 2011, we announced the promotion of Richard J. Beckert from Corporate Controller to Executive Vice President and Chief Financial Officer of the Company.

•	In May 2011, we announced that Peter J. Griffiths will join the Company as Executive Vice President of our Technology and Development Group. Mr. Griffiths joins the Company from International Business Machines Corporation, where for the past two years he has been vice president of Worldwide Research and Development Business Analytics and Applications.

•	In April 2011, Rohit Kapoor was elected to our Board of Directors. Mr. Kapoor is Chief Executive Officer of ExlService Holdings, Inc.

•	In April 2011, we acquired Base Technologies, a privately-held consulting firm focused on the management of IT assets, with leading practices in virtualization management, mainframe technology, security and managed IT infrastructure.

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
PERFORMANCE INDICATORS
Management uses several quantitative performance indicators to assess our financial results and condition. Following is a summary of the principal quantitative performance indicators that management uses to review performance:

	The First Quarter
	of Fiscal			Percent
	2012	2011(1)	Change	Change
	(dollars in millions)
Total revenue	$1,163	$1,069	$94	9%
Income from continuing operations	$228	$221	$7	3%
Cash provided by operating activities — continuing operations	$143	$122	$21	17%
Total bookings	$865	$732	$133	18%
Subscription and maintenance bookings	$688	$619	$69	11%
Weighted average subscription and maintenance license agreement duration in years	3.28	2.92	0.36	12%

			Change		Change
	June 30,	March 31,	From	June 30,	From Prior
	2011	2011(1)	Year End	2010(1)	Year Quarter
	(in millions)
Cash, cash equivalents and marketable securities (2)	$2,950	$3,228	$(278)	$2,476	$474
Total debt	$1,307	$1,551	$(244)	$1,558	$(251)

Total expected future cash collections from committed contracts(3)	$5,724	$6,043	$(319)	$5,096	$628
Total revenue backlog(3)	$8,511	$8,763	$(252)	$7,640	$871
Total current revenue backlog(3)	$3,702	$3,727	$(25)	$3,370	$332

(1)	Previously reported information has been adjusted to exclude discontinued operations.

(2)	At June 30, 2011, marketable securities were $189 million. At March 31, 2011, marketable securities were $179 million. At June 30, 2010, marketable securities were less than $1 million.

(3)	Refer to the discussion in the “Liquidity and Capital Resources” section of this MD&A for additional information on expected future cash collections from committed contracts, billings backlog and revenue backlog.
Analyses of our performance indicators shown above and Segment performance, including general trends, can be found in the “Results of Operations” and “Liquidity and Capital Resources” sections of this MD&A.
Total Revenue — Total revenue is the amount of revenue recognized during the reporting period from the sale of license, maintenance and professional services agreements. Amounts recognized as subscription and maintenance revenue are recognized ratably over the term of the agreement. Professional services revenue is generally recognized as the services are performed or recognized on a ratable basis over the term of the related software license. Software fees and other revenue generally represents revenue recognized at the inception of a license agreement (upfront basis) and also includes our SaaS revenue, which is recognized as services are provided.

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
Subscription and Maintenance Bookings — Subscription and maintenance bookings is the aggregate incremental amount we expect to collect from our customers over the terms of the underlying subscription and maintenance agreements entered into during a reporting period. These amounts include the sale of products directly by us and may include additional products, services or other fees for which we have not established vendor specific objective evidence (VSOE). Subscription and maintenance bookings also includes indirect sales by distributors and volume partners, value-added resellers and exclusive representatives to end-users, where the contracts incorporate the right for end-users to receive unspecified future software products, and other contracts without these rights entered into in close proximity or contemplation of such agreements. These amounts are expected to be recognized ratably as subscription and maintenance revenue over the applicable term of the agreements. Subscription and maintenance bookings excludes the value associated with certain perpetual licenses, license-only indirect sales, SaaS offerings and professional services arrangements.
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
Generally, we believe that an increase in the current portion of revenue backlog is a positive indicator of future subscription and maintenance revenue growth due to the high percentage of our revenue that is recognized from license agreements that are already committed and being recognized ratably. Within bookings, we also consider the yield on our renewal portfolio. We define “renewal yield” as the percentage of prior contract value realized from renewals during the period. The baseline for calculating renewal yield is an estimate affected by various factors including contractual renewal terms and other conditions. We estimate the yield based on a review of material transactions representing a substantial majority of the dollar value of renewals during the current period. Changes in renewal yield may not be material to changes in bookings compared with prior periods.
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
“Deferred revenue (billed or collected)” is composed of: (i) amounts received from customers in advance of revenue recognition, (ii) amounts billed but not collected for which revenue has not yet been earned, and (iii) amounts received in advance of revenue recognition from financial institutions where we have transferred our interest in committed installments (referred to as “Financing obligations and other” in Note H, “Deferred Revenue” in the Notes to our Condensed Consolidated Financial Statements).

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
The following table presents revenue and expense line items reported in our Condensed Consolidated Statements of Operations for the first quarter of fiscal 2012 and fiscal 2011 and the period-over —period dollar and percentage changes for those line items. These comparisons of past financial results are not necessarily indicative of future results.

	First Quarter of Fiscal 2012 compared with First Quarter of Fiscal 2011
				Percentage
			Dollar	of	Percentage of
			Change	Dollar	Total
			2012/	Change	Revenue
	2012	2011 (1)	2011	2012/2011	2012	2011
	(dollars in millions)
Revenue
Subscription and maintenance revenue	$1,007	$939	$68	7%	87%	88%
Professional services	90	78	12	15	8	7
Software fees and other	66	52	14	27	5	5

Total revenue	1,163	1,069	94	9	100	100

Expenses
Costs of licensing and maintenance	67	67	—	—	6	6
Cost of professional services	88	71	17	24	8	7
Amortization of capitalized software costs	50	45	5	11	4	4
Selling and marketing	326	290	36	12	28	27
General and administrative	114	117	(3)	(3)	10	11
Product development and enhancements	118	128	(10)	(8)	10	12
Depreciation and amortization of other intangible assets	47	44	3	7	4	4
Other expenses (gains), net	10	(11)	21	NM	1	(1)
Restructuring and other	1	(3)	4	NM	—	—

Total expenses before interest and income taxes	821	748	73	10	71	70

Income before interest and income taxes	342	321	21	7	29	30
Interest expense, net	9	13	(4)	(31)	1	1

Income before income taxes	333	308	25	8	29	29
Income tax expense	105	87	18	21	9	8

Income from continuing operations	$228	$221	$7	3%	20%	21%
Note — Amounts may not add to their respective totals due to rounding.

(1)	Previously reported information has been adjusted to exclude discontinued operations.
Revenue
Total Revenue
As more fully described below, the increase in total revenue in the first quarter of fiscal 2012 compared with the first quarter of fiscal 2011 was primarily attributable to an increase in subscription and maintenance revenue and to a lesser extent an increase in our software fees and other revenue and professional services revenue. During the first quarter of fiscal 2012, revenue reflected a favorable foreign exchange effect of $45 million compared with the first quarter of fiscal 2011.

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Subscription and Maintenance Revenue
Subscription and maintenance revenue is the amount of revenue recognized ratably during the reporting period from: (i) subscription license agreements that were in effect during the period, generally including maintenance that is bundled with and not separately identifiable from software usage fees or product sales, (ii) maintenance agreements associated with providing customer technical support and access to software fixes and upgrades that are separately identifiable from software usage fees or product sales, and (iii) license agreements bundled with additional products, maintenance or professional services for which VSOE has not been established. These amounts include the sale of products directly by us, as well as by distributors and volume partners, value-added resellers and exclusive representatives to end-users, where the contracts incorporate the right for end-users to receive unspecified future software products, and other contracts entered into in close proximity or contemplation of such agreements. The increase in subscription and maintenance revenue for the first quarter of fiscal 2012 compared with the first quarter of fiscal 2011 was primarily due to revenue associated with a license agreement with one large IT outsourcer that was executed in the fourth quarter of fiscal 2011 and a favorable foreign exchange effect of $40 million.
Professional Services
Professional services revenue primarily includes product implementation, consulting, customer training and customer education. Professional services revenue increased in the first quarter of fiscal 2012 compared with the first quarter of fiscal 2011, primarily due to our fiscal 2012 acquisition of Base Technologies. Organic revenue also grew due to a significant increase in newly contracted engagements, which was offset by the increase in the number and proportion of service engagements linked to product deals requiring ratable recognition of services revenue over the product term.
Software Fees and Other
Software fees and other revenue primarily consists of revenue that is recognized on an up-front basis. This includes revenue associated with Enterprise Solutions segment products sold on an up-front basis directly by our sales force or through transactions with distributors and volume partners, value-added resellers and exclusive representatives (sometimes referred to as our “indirect” or “channel” revenue). It also includes our SaaS revenue, which is recognized as the services are provided rather than up-front. Software fees and other revenue increased in the first quarter of fiscal 2012 compared with the first quarter of fiscal 2011 primarily due to $11 million in revenue from our SaaS offerings, the majority of which was associated with one of our fiscal 2011 acquisitions that was acquired during the second half of fiscal 2011.
Total Revenue by Geography
The following table presents the amount of revenue earned from sales to unaffiliated customers in the United States and international regions and corresponding percentage changes for the first quarter of fiscal 2012 and the first quarter of fiscal 2011.

	First Quarter of Fiscal				Dollar	Percentage
	2012	%	2011(1)%		Change	Change
	(dollars in millions)
United States	$672	58%	$613	57%	$59	10%
International	491	42%	456	43%	35	8%

	$1,163	100%	$1,069	100%	$94	9%

(1)	Previously reported information has been adjusted to exclude discontinued operations.
Revenue in the United States increased by $59 million, or 10%, for the first quarter of fiscal 2012 primarily due to higher subscription and maintenance revenue, as described above. International revenue increased by $35 million, or 8%, for the first quarter of fiscal 2012 compared with the first quarter of fiscal 2011, due to a favorable foreign exchange effect of $45 million. Excluding the favorable foreign exchange effect, international revenue would have decreased by $10 million, or 2%, primarily as a result of the decline in Europe, Middle East and Africa subscription and maintenance revenue.

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Price changes do not have a material effect on revenue in a given period as a result of our ratable subscription model.
Expenses
Operating expenses for the first quarter of fiscal 2012 increased from the first quarter of fiscal 2011 primarily due to an increase in selling and marketing costs, cost of professional services and losses relating to our foreign exchange derivative contracts. During the first quarter of fiscal 2012, operating expenses reflected an unfavorable foreign exchange effect of $26 million compared with the first quarter of fiscal 2011.
On July 20, 2011, we announced that we would incur a charge of approximately $35 million to $45 million in the second quarter of fiscal 2012 in connection with a workforce reduction of up to 500 employees. This action is a continuation of the work we have been doing to optimize our business by reallocating resources in connection with our strategy. The workforce reduction is expected to be substantially completed by the end of fiscal 2012.
Costs of Licensing and Maintenance
Costs of licensing and maintenance include technical support, royalties, and other manufacturing and distribution costs. Costs of licensing and maintenance for the first quarter of fiscal 2012 were consistent with the first quarter of fiscal 2011.
Cost of Professional Services
Cost of professional services consists primarily of our personnel-related costs associated with providing professional services and training to customers. For the first quarter of fiscal 2012, cost of professional services compared with the prior year period increased as a result of our fiscal 2012 acquisition of Base Technologies and an increase in the expense associated with projects linked to ratable product deals. There was also an increase in the use of external consultants to expand our capacity and improve the response time to our customers in order to deliver a higher level of customer satisfaction. As a result of these expenses, margins for professional services decreased to 2% in the first quarter of fiscal 2012 compared with 9% in the first quarter of fiscal 2011.
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
The increase in amortization of capitalized software costs for the first quarter of fiscal 2012 compared with the first quarter of fiscal 2011 was primarily due to the increase in projects that have reached general availability in recent periods.
Selling and Marketing
Selling and marketing expenses include the costs relating to our sales force, channel partners, corporate and business marketing and customer training programs. The increase in selling and marketing expenses is attributable to an increase in commission expenses of $11 million. In addition, there was an increase in personnel and office expenses of $26 million, which was primarily due to our acquisitions that occurred in the first quarter of fiscal 2012 and the second half of fiscal 2011.

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
General and Administrative
General and administrative expenses include the costs of corporate and support functions, including our executive leadership and administration groups, finance, legal, human resources, corporate communications and other costs such as provisions for doubtful accounts. The decrease in general and administrative expenses for the first quarter of fiscal 2012 compared with the prior year period was primarily attributable to a decrease in personnel and consulting costs, which was mostly offset by an increase in expenses associated with our fiscal 2012 and fiscal 2011 acquisitions.
Product Development and Enhancements
For the first quarter of fiscal 2012 and fiscal 2011, product development and enhancements expenses represented approximately 10% and 12% of total revenue, respectively. The decrease in product development and enhancements expenses was primarily due to a decrease in personnel-related costs.
Depreciation and Amortization of Other Intangible Assets
The increase in depreciation and amortization of other intangible assets for the first quarter of fiscal 2012 compared with the first quarter of fiscal 2011 was primarily due to the increase in depreciation and amortization expenses for acquired assets.
Other Expenses (Gains), Net
Other expenses (gains), net increased $21 million for the first quarter of fiscal 2012 compared with the first quarter of fiscal 2011. Other expenses (gains), net includes gains and losses attributable to divested assets, foreign currency exchange rate fluctuations, and certain other items. For the first quarter of fiscal 2012, other expenses (gains), net included $7 million of losses relating to our foreign exchange derivative contracts. For the first quarter of fiscal 2011, other expenses (gains), net included $13 million of gains relating to our foreign exchange derivative contracts, partially offset by $3 million of expenses in connection with litigation claims.
Restructuring and Other
For the first quarter of fiscal 2011, we recorded a credit of $3 million related to reductions in estimated severance costs related to the Fiscal 2010 Plan and Fiscal 2007 Plan.
Refer to Note D, “Restructuring,” in the Notes to the Condensed Consolidated Financial Statements for additional information.
Interest Expense, Net
The decrease in interest expense, net, for the first quarter of fiscal 2012 compared with the first quarter of fiscal 2011 was primarily due to the decrease in interest expense resulting from our overall decrease in debt outstanding. During the first quarter of fiscal 2012, we repaid $250 million of our revolving credit facility.
Income Taxes
Income tax expense for the first quarter of fiscal 2012 was $105 million compared with income tax expense of $87 million for the first quarter of fiscal 2011.
During the first quarter of fiscal 2011, we had a net tax benefit of $13 million resulting primarily from the resolution of uncertain tax positions in respect of our international profile.
In April 2011 the U.S. Internal Revenue Service (“IRS”) completed its examination of our federal income tax returns for fiscal 2005, fiscal 2006 and fiscal 2007 and issued a report of its findings in connection with the examination. We disagree with certain proposed adjustments in the report and intend to vigorously dispute these matters through applicable IRS and judicial procedures, as appropriate. While we believe we have recorded reserves sufficient to cover exposures related to these issues, such that the ultimate disposition of this matter will not have a material adverse effect on our consolidated financial position, cash flows or results of operations, the resolution of such matters involves uncertainties and there are no assurances that the ultimate resolution will not exceed the amounts recorded. We do not believe that it is reasonably possible that the amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Our effective income tax rate, excluding the impact of discrete items, for the first quarter of fiscal 2012 and fiscal 2011 was 32.3% and 32.5%, respectively. Changes in the anticipated results of our international operations, the outcome of tax audits and any other changes in potential tax liabilities may result in additional tax expense or benefit in future periods, which are not considered in our estimated annual effective tax rate. While we do not currently view any such items as individually material to the results of our operations or financial position, the impact of such items may yield additional tax expense or benefit in the remaining quarters of fiscal year 2012 and future periods and we anticipate a fiscal 2012 effective tax rate of approximately 31% to 32%.
Performance of Segments
In the first quarter of fiscal 2012, we completed our implementation of a change to the internal reporting used by our Chief Executive Officer for evaluating segment performance and allocating resources. The new reporting disaggregates our operations into Mainframe Solutions, Enterprise Solutions and Services segments.
Our Mainframe Solutions and Enterprise Solutions operating segments comprise our software business organized by the nature of our software offerings and the product hierarchy in which the platform operates. The Mainframe Solutions segment products, including Mainframe 2.0, help customers and partners simplify mainframe management, gain more value from existing technology and extend mainframe capabilities. Our Enterprise Solutions segment consists of various product offerings, including service assurance, security (identity and access management), project and portfolio management, service management, virtualization and service automation, SaaS, and cloud offerings. These offerings are providing us with additional access to emerging enterprises, which we define as companies with annual revenue between $300 million and $2 billion. The Services segment comprises implementation, consulting, education and training services, including those directly related to the Mainframe Solutions and Enterprise Solutions software that we sell to our customers.
We regularly enter into a single arrangement with a customer that includes Mainframe Solutions segment software products, Enterprise Solutions segment software products and Services. The amount of contract revenue assigned to segments is generally based on the manner in which the proposal is made to the customer. The software product revenue is assigned to the Mainframe Solutions and Enterprise Solutions segments based on either: (1) a list price allocation method (which allocates a discount in the total contract price to the individual products in proportion to the list price of the product); (2) allocations included within internal contract approval documents; or (3) the value for individual software products as stated in the customer contract. The price for the implementation, consulting, education and training services is separately stated in the contract and these amounts of contract revenue are assigned to the Services segment. The contract value assigned to each segment is then recognized in a manner consistent with the revenue recognition policies we apply to the customer contract for purposes of preparing the Condensed Consolidated Financial Statements.
Segment expenses include costs that are controllable by segment managers (i.e., direct costs) and, in the case of the Mainframe Solutions and Enterprise Solutions segments, an allocation of shared and indirect costs (i.e., allocated costs). Segment-specific direct costs include a portion of selling and marketing costs, licensing and maintenance costs, product development costs, general and administrative costs and amortization of the cost of internally developed software. Allocated segment costs primarily include indirect selling and marketing costs and general and administrative costs that are not directly attributable to a specific segment. The basis for allocating shared and indirect costs between the Mainframe Solutions and Enterprise Solutions segments is dependent on the nature of the cost being allocated and is either in proportion to segment revenues or in proportion to the related direct cost category. Expenses for the Services segment consist only of direct costs and there are no allocated or indirect costs for the Services segment.

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Segment expenses do not include the following: share-based compensation expense; amortization of purchased software; amortization of other intangible assets; derivative hedging gains and losses; and severance, exit costs and related charges associated with our Fiscal 2007 Plan.
Segment information for the three months ended June 30, 2011 and 2010 is as follows:

Three months ended June 30, 2011	Mainframe	Enterprise
(in millions)	Solutions	Solutions	Services
Revenue	$646	$427	$90
Expenses	276	382	88

Segment profit	$370	$45	$2

Segment operating margin	57%	11%	2%

Three months ended June 30, 2010	Mainframe	Enterprise
(in millions)	Solutions	Solutions	Services
Revenue	$615	$376	$78
Expenses	280	351	74

Segment profit	$335	$25	$4

Segment operating margin	54%	7%	5%
For the first quarter of fiscal 2012, Mainframe Solutions revenue increased from the year-ago period primarily due to revenue associated with one large IT outsourcer contract signed in the fourth quarter of fiscal 2011. The increase for the first quarter of fiscal 2012 was also attributable to revenue recognized from new capacity sales that were sold in fiscal 2011. Mainframe Solutions revenue reflected a favorable foreign exchange effect of $27 million compared with prior year period. The increase in revenue was the primary reason for the increase in Mainframe Solutions profit and operating margin for the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011.
For the first quarter of fiscal 2012, Enterprise Solutions revenue increased primarily due to year-over-year growth in subscription and maintenance revenue associated with the project and portfolio management and service assurance products and higher revenue attributable to our SaaS business. Enterprise Solutions revenue reflected a favorable foreign exchange effect of $14 million compared with prior year period. The increase in Enterprise Solutions profit and operating margin was primarily attributable to the increase in revenue for the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011, offset by increased investments in our Enterprise Solutions segment, which included expenses relating to research and development, sales and marketing and personnel. The net result of these investments had a negative $14 million effect on our margin which resulted in a 4 percentage point decrease of the margin for Enterprise Solutions. We plan to continue to invest in this segment, with the intent to strengthen our position in the hybrid cloud market, as well as to enhance our provision of IT Management as a Service to emerging enterprise customers.

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
For the first quarter of fiscal 2012, Services revenue and expense increased primarily as a result of our first quarter fiscal 2012 acquisition of Base Technologies. Services revenue reflected a favorable foreign exchange effect of $4 million compared with prior year period. In addition, Services expense increased as a result of the increase in the use of external consultants to expand our capacity and improve the response time to our customers in order to deliver a higher level of customer satisfaction. As a result of the higher increase in expenses, margins for the Services segment decreased to 2% in the first quarter of fiscal 2012 as compared with 5% in the first quarter of fiscal 2011.
Refer to Note P, “Segment Information,” in the Notes to the Condensed Consolidated Financial Statements for additional information.
Bookings
Total Bookings
For the first quarter of fiscal 2012 and fiscal 2011, total bookings were $865 million and $732 million, respectively. The increase in bookings reflected favorable results for subscription and maintenance renewals, professional services bookings (which were primarily attributable to our fiscal 2012 acquisition of Base Technologies) and sales which are reflected as software fees and other bookings and were recognized as software fees and other revenue in the current period. Total new product sales and mainframe capacity in the first quarter of 2012 grew in the low teens compared with the first quarter of 2011. Within new product and capacity sales, sales of Mainframe and Enterprise Solution products increased while mainframe capacity was up slightly. Within Enterprise Solutions sales, we saw an increase in demand for service assurance and identity and access management products. Bookings in the United States, the Europe, Middle East and Africa (EMEA) and Latin America regions increased primarily due to increases in renewals which were partially offset by declines in renewals in our Asia Pacific and Japan region.
Subscription and Maintenance Bookings
For the first quarter of fiscal 2012 and fiscal 2011, subscription and maintenance bookings were $688 million and $619 million, respectively. The increase in subscription and maintenance bookings was primarily attributable to a 15% increase in renewal bookings.
During the first quarter of fiscal 2012, we renewed a total of 8 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $255 million. During the first quarter of fiscal 2011, we renewed a total of 6 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $188 million.
Generally, quarters with smaller renewal inventories result in a lower level of bookings both because renewal bookings will be reduced and, to a lesser extent, because renewals also remain an important selling opportunity for new products. Renewal bookings for the first quarter of fiscal 2012, which generally do not include new product and capacity sales and professional services arrangements, increased compared with the prior year period primarily due to several license agreements that were renewed in the first quarter of fiscal 2012 that were previously expected to be renewed in the last quarter of fiscal 2011, including one contract for approximately $100 million, and to a lesser extent, two other licensing agreements that were renewed in the first quarter of fiscal 2012 that were previously expected to be renewed later in fiscal 2012 and an increase in duration of several transactions that were renewed during the first quarter of fiscal 2012. We continue to expect our fiscal 2012 renewal portfolio to be lower by approximately 20% compared with fiscal 2011, with second quarter renewals anticipated to be down by approximately 35% compared with the second quarter of fiscal 2011. For the first quarter of fiscal 2012, renewal yield was below historical levels at just above 80%, primarily as a result of two large deals with contracted renewal rates that were unusually low, reducing the overall average. Excluding these transactions, the renewal yield would have been in the low 90% range.

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Renewals in EMEA increased primarily due to a large transaction that occurred in the first quarter but had been expected to be renewed later in fiscal 2012. Despite the improved sales performance in this quarter, we continue to expect the fiscal 2012 renewal portfolio in EMEA to be lower compared to fiscal 2011 and therefore, going forward we are looking to improve on the ability of our EMEA sales force to sell new products outside of the renewal cycle. We are taking steps to improve this performance, which include: moving experienced personnel to the region, accelerating the introduction of new products from our acquisitions, adding new sales incentives and changing leadership in the region. We believe that over time, these steps will help improve performance in EMEA.
Annualized subscription and maintenance bookings is an indicator that normalizes the bookings recorded in the current period to account for contract length. It is calculated by dividing the total value of all new subscription and maintenance license agreements entered into during a period by the weighted average subscription and license agreement duration in years for all such subscription and maintenance license agreements recorded during the same period. For the first quarter of fiscal 2012, annualized subscription and maintenance bookings decreased from $212 million in the prior year period to $210 million. The weighted average subscription and maintenance license agreement duration in years increased from 2.92 in the first quarter of fiscal 2011 to 3.28 in the first quarter of fiscal 2012. This increase was primarily attributable to the execution of several contract extensions with terms of four years or greater, including the previously mentioned $100 million contract executed in the first quarter of fiscal 2012. Although each contract is subject to terms negotiated by the respective parties, we do not currently expect the weighted average subscription and maintenance agreement duration in years to change materially from current levels for end-user contracts.
LIQUIDITY AND CAPITAL RESOURCES
Our cash and cash equivalent balances are held in numerous locations throughout the world, with 54% held in our subsidiaries outside the United States at June 30, 2011. Cash, cash equivalents and marketable securities totaled $2,950 million at June 30, 2011, representing a decrease of $278 million from the March 31, 2011 balance of $3,228 million. The decrease in cash was primarily due to cash used in investing and financing activities for the first quarter of fiscal 2012. The cash used in investing activities was primarily for our first quarter fiscal 2012 acquisition of Base Technologies and our investment in marketable securities. The marketable securities investments are made to enhance the yield of our investments while maintaining the safety of our portfolio. The cash used in financing activities was primarily to repay our revolving credit facility due August 2012 and to repurchase our common stock during the first quarter of fiscal 2012. During the first quarter of fiscal 2012, there was a $37 million favorable translation effect from foreign currency exchange rates on cash held outside the United States in currencies other than the U.S. dollar.
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

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
The timing and actual amounts of cash received from committed customer installment payments under any specific agreement can be affected by several factors, including the time value of money and the customer’s credit rating. Often, the amount received is the result of direct negotiations with the customer when establishing pricing and payment terms. In certain instances, the customer negotiates a price for a single up-front installment payment and seeks its own internal or external financing sources. In other instances, we may assist the customer by arranging financing on its behalf through a third-party financial institution. Alternatively, we may decide to transfer our rights to the future committed installment payments due under the license agreement to a third-party financial institution in exchange for a cash payment. Once transferred, the future committed installments are payable by the customer to the third-party financial institution. Whether the future committed installments have been financed directly by the customer with our assistance or by the transfer of our rights to future committed installments to a third party, such financing agreements may contain limited recourse provisions with respect to our continued performance under the license agreements. Based on our historical experience, we believe that any liability that we may incur as a result of these limited recourse provisions will be immaterial.
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
For the first quarter of fiscal 2012, gross receipts related to single installments for the entire contract value, or a substantial portion of the contract value, were $64 million compared with $90 million in the first quarter of fiscal 2011.
In any quarter, we may receive payments in advance of the contractually committed date on which the payments were otherwise due. In certain instances, the customer may elect to make such payments without any discounts offered by us. In the first quarter of fiscal year 2012, we received contractual payments for which we granted discounts, including a payment of approximately $22 million that was due during the second quarter of fiscal 2012 that might not otherwise have been received in the first quarter if not for the discount. The discount associated with this payment was not material.
Amounts due from customers are offset by deferred revenue related to these license agreements, leaving no or minimal net carrying value on the balance sheets for such amounts. The fair value of such amounts may exceed or be less than this carrying value but cannot be practically assessed since there is no existing market for a pool of customer receivables with contractual commitments similar to those owned by us. The actual fair value may not be known until these amounts are sold, securitized or collected. Although these customer license agreements commit the customer to payment under a fixed schedule, to the extent amounts are not yet due and payable by the customer, the agreements are considered executory in nature due to our ongoing commitment to provide maintenance and unspecified future software products as part of the agreement terms.

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

	June 30,	March 31,	June 30,
	2011	2011	2010 (1)
	(in millions)	(in millions)	(in millions)
Billings backlog:
Amounts to be billed — current	$2,233	$2,234	$1,908
Amounts to be billed — noncurrent	2,894	2,960	2,550

Total billings backlog	$5,127	$5,194	$4,458

Revenue backlog:
Revenue to be recognized within the next 12 months — current	$3,702	$3,727	$3,370
Revenue to be recognized beyond the next 12 months — noncurrent	4,809	5,036	4,270

Total revenue backlog	$8,511	$8,763	$7,640

Deferred revenue (billed or collected)	$3,384	$3,569	$3,182
Unearned revenue yet to be billed	5,127	5,194	4,458

Total revenue backlog	$8,511	$8,763	$7,640

Note:	Revenue backlog includes deferred subscription and maintenance, professional services and software fees and other revenue.

(1)	Previously reported information has been adjusted to exclude discontinued operations.
We can also estimate the total cash to be collected in the future from committed contracts, referred to as our “Expected future cash collections,” by adding the total billings backlog to the current and noncurrent trade receivables, which represent amounts already billed but not collected, from our Condensed Consolidated Balance Sheets.

	June 30,	March 31,	June 30,
	2011	2011	2010(1)
	(in millions)	(in millions)	(in millions)
Expected future cash collections:
Total billings backlog	$5,127	$5,194	$4,458
Trade and installment accounts receivable — current, net	597	849	638

Total expected future cash collections	$5,724	$6,043	$5,096

(1)	Previously reported information has been adjusted to exclude discontinued operations.
The decreases in our total revenue and billings backlogs as well as our expected future cash collections at June 30, 2011 compared with March 31, 2011 were driven by the decrease in committed value associated with customer contracts, which are typically lower in the first quarter when compared to the fourth quarter of a fiscal year. Revenue to be recognized in the next 12 months decreased by 1% at June 30, 2011 compared with March 31, 2011. Excluding the effect of foreign exchange, revenue to be recognized in the next 12 months decreased by 2% at June 30, 2011 compared with March 31, 2011.
The increases in our total revenue and billings backlogs as well as our expected future cash collections from June 30, 2011 compared with June 30, 2010 were driven by the increase in committed value associated with customer contracts. Revenue to be recognized in the next 12 months increased by 10% at June 30, 2011 compared with June 30, 2010. This increase includes revenue to be recognized in future periods attributable to a license agreement with one large IT outsourcer for approximately $500 million signed during the fourth quarter of fiscal 2011. This license agreement extends through fiscal year 2016. Excluding the effect of foreign exchange, revenue to be recognized in the next 12 months increased by 4% at June 30, 2011 compared with June 30, 2010.

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Generally, we believe that an increase in the current portion of revenue backlog is a positive indicator of future subscription and maintenance revenue growth.
Cash Generated by Operating Activities

	First Quarter of Fiscal		Change
	2012	2011(1)	2012/ 2011
	(in millions)
Cash collections from billings(2)	$1,262	$1,112	$150
Vendor disbursements and payroll(2)	(887)	(864)	(23)
Income tax (payments) receipts, net	(198)	(87)	(111)
Other disbursements, net(3)	(34)	(39)	5

Cash generated by continuing operating activities	$143	$122	$21

(1)	Previously reported information has been adjusted to exclude discontinued operations.

(2)	Amounts include VAT and sales taxes.

(3)	Amounts include interest, restructuring and miscellaneous receipts and disbursements.
Operating Activities:
Cash generated by continuing operating activities for the first quarter of fiscal 2012 was $143 million, representing an increase of $21 million compared with the first quarter of fiscal 2011. The increase was primarily due to an increase in cash collections on trade receivables, which includes a payment of $22 million that was due during the second quarter of fiscal 2012. These collections were offset by an increase in income tax payments of $111 million and a decrease in gross receipts related to single installments for the entire contract value of $26 million.
Investing Activities:
Cash used in investing activities for the first quarter of fiscal 2012 was $107 million compared with $92 million for the first quarter of fiscal 2011. The increase in cash used in investing activities was primarily due to the increase in cash paid for acquisitions that occurred in the first quarter of fiscal 2012 as compared with the first quarter of fiscal 2011 and a net investment in marketable securities of $8 million. Cash used in investing activities for the first quarter of fiscal 2011 included a $15 million equity investment in Watermark Medical, LLC, a privately-held medical products and services company.
Financing Activities:
Cash used in financing activities for the first quarter of fiscal 2012 was $353 million compared with $75 million in the first quarter of fiscal 2011. The increase in cash used in financing activities was primarily due to the repayment of $250 million under our revolving credit facility due August 2012, an increase in common shares repurchased of $98 million, offset by an increase in outstanding borrowings of $68 million relating to our notional pooling arrangement.

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Debt Obligations
As of June 30, 2011 and March 31, 2011, our debt obligations consisted of the following:

	June 30,	March 31,
	2011	2011
	(in millions)
Revolving credit facility due August 2012	$—	$$250
5.375% Notes due November 2019	750	750
6.125% Notes due December 2014, net of unamortized premium from fair value hedge of $23 and $15	523	515
Other indebtedness, primarily capital leases	40	42
Unamortized discount for Notes	(6)	(6)

Total debt outstanding	1,307	1,551

Less the current portion	(19)	(269)

Total long-term debt portion	$1,288	$1,282

Our debt obligations at June 30, 2011 decreased by $244 million compared with March 31, 2011. This decrease is primarily a result of our repayment of the outstanding revolving credit facility balance of $250 million, offset by the fair value adjustment of $8 million relating to our interest rates swaps on our 6.125% Senior Notes due December 2014.
Other indebtedness
We have available an unsecured and uncommitted multi-currency line of credit to meet short-term working capital needs for our subsidiaries operating outside the United States. We use guarantees and letters of credit issued by financial institutions to guarantee performance on certain contracts. At each of June 30, 2011 and March 31, 2011, approximately $55 million was pledged in support of bank guarantees and other local credit lines and none of these arrangements had been drawn down by third parties.
We use a notional pooling arrangement with an international bank to help manage global liquidity requirements. Under this pooling arrangement, the Company and its participating subsidiaries may maintain either cash deposit or borrowing positions through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Because it maintains a security interest in the cash deposits, and has the right to offset the cash deposits against the borrowings, the bank provides us and our participating subsidiaries favorable interest terms on both. At June 30, 2011 and March 31, 2011, the outstanding borrowings under this cash pooling arrangement were as follows:

	June 30,	March 31,
	2011	2011
	(in millions)
Borrowings	$154	$$260
Repayments	(86)	(260)

Total outstanding(1)	$68	$—

(1)	Included in the “Accrued expenses and other current liabilities” line item on the Company’s Condensed Consolidated Balance Sheet.

Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
For additional information concerning our debt obligations, refer to our Condensed Consolidated Financial Statements and Notes thereto included in our 2011 Form 10-K.
Effect of Exchange Rate Changes
There was a $37 million favorable impact to our cash balances in the first quarter of fiscal 2012 predominantly due to the weakening of the U.S. dollar against the Swiss franc, the Australian dollar, the Brazilian real and the euro of 9%, 4%, 4% and 2%, respectively.
There was a $73 million unfavorable impact to our cash balances in the first quarter of fiscal 2011 predominantly due to the strengthening of the U.S. dollar against the euro, the Australian dollar, the British pound and the Brazilian real of 9%, 8%, 2% and 1%, respectively.
CRITICAL ACCOUNTING POLICIES AND BUSINESS PRACTICES
The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. Our estimates form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in our 2011 Form 10-K under Management’s Discussion and Analysis of Financial Condition and Results of Operations. At June 30, 2011, there has been no material change to this information.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to a variety of risks, including foreign currency exchange rate fluctuations, interest rate changes and changes in the market value of our investments. In the normal course of business, we employ established policies and procedures to manage these risks including the use of derivative instruments. There have been no material changes in our financial risk management strategy or our portfolio management strategy, which is described in our 2011 Form 10-K, subsequent to March 31, 2011.
Item 4: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of the end of the period covered by this quarterly report.
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
As disclosed above, in the first quarter of fiscal 2012, the Company changed its operating segments under ASC 280, “Segment Reporting.” This change in segments gave rise to changes in the Company’s internal control over financial reporting that included the implementation of control procedures to address the completeness, accuracy and consistency of the processing of our business transactions to derive the segment information disclosed in our financial statements. The Company expects that further changes to internal control over financial reporting associated with our segment reporting will continue through the fourth quarter of fiscal 2012 as these systems are further improved and enhanced.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Refer to Note K, “Commitments and Contingencies,” in the Notes to the Condensed Consolidated Financial Statements for information regarding certain legal proceedings, the contents of which are herein incorporated by reference.
Item 1A. RISK FACTORS
Current and potential stockholders should consider carefully the risk factors described in more detail in our 2011 Form 10-K. We believe that as of June 30, 2011, there has been no material change to this information, except as noted below. Any of these factors, or others, many of which are beyond our control, could materially adversely affect our business, financial condition, operating results, cash flow and stock price.
Failure by us to effectively execute on our announced workforce reductions could result in total costs that are greater than expected or revenues that are less than anticipated.
We have announced workforce reductions and other cost reduction initiatives to reallocate resources to growth areas of our business as part of our strategy. We may have further workforce reductions in the future. Risks associated with these actions and other workforce management issues include delays in implementation, changes in execution of our plans that increase or decrease the number of employees affected, adverse effects on employee morale and the failure to meet operational targets due to the loss of employees, any of which may impair our ability to achieve anticipated cost reductions or may otherwise harm our business, which could materially adversely affect our financial condition, operating results and cash flow.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth, for the months indicated, our purchases of common stock in the first quarter of fiscal year 2012:
ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate
			Total Number	Dollar Value of
			of Shares	Shares that
			Purchased as	May Yet Be
	Total Number	Average	Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans
Period	Purchased	per Share	or Programs	or Programs
	(dollars in thousands, except average price paid per share)
April 1, 2011 - April 30, 2011	2,107	$24.14	2,107	$230,939
May 1, 2011 - May 31, 2011	2,359	$23.51	2,359	$675,477
June 1, 2011 - June 30, 2011	1,957	$22.32	1,957	$631,807

Total	6,423		6,423

On May 12, 2010, our Board of Directors approved a stock repurchase program that authorizes us to acquire up to $500 million of our common stock. On May 11, 2011, our Board of Directors approved a stock repurchase program that authorizes us to acquire up to an additional $500 million of our common stock, in addition to the previous program approved on May 12, 2010. We will fund both programs with available cash on hand and repurchase shares on the open market from time to time based on market conditions and other factors.
Under these programs, we have repurchased approximately 6.4 million shares of our common stock for approximately $150 million during the first quarter of fiscal 2012. At June 30, 2011 we remain authorized to repurchase approximately $632 million of common stock.

Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. REMOVED AND RESERVED
Item 5. OTHER INFORMATION
None.
Item 6. EXHIBITS

Regulation S-K
Exhibit Number
3.1	Amended and Restated Certificate of Incorporation.	Filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K dated March 6, 2006.*

3.2	By-Laws of the Company, as amended.	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 23, 2007.*

10.1**	Letter dated May 18, 2011 from the Company to Richard J. Beckert regarding terms of employment.	Filed herewith.

10.2**	Schedules A, B, and C (as amended) to CA, Inc. Change in Control Severance Policy.	Filed herewith.

12.1	Statement of Ratio of Earnings to Fixed Charges.	Filed herewith.

15	Accountants’ acknowledgment letter.	Filed herewith.

31.1	Certification of the Principal Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101	The following financial statements from CA, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended, June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language):	Furnished herewith.

(i) Unaudited Condensed Consolidated Balance Sheets —June 30, 2011 and March 31, 2011.
(ii) Unaudited Condensed Consolidated Statements of Operations — Three Months Ended June 30, 2011 and 2010.
(iii) Unaudited Condensed Consolidated Statements of Cash Flows — Three Months Ended June 30, 2011 and 2010.
(iv) Notes to unaudited Condensed Consolidated Financial Statements — June 30, 2011.

*	Incorporated herein by reference.

**	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CA, INC.
By:	/s/ William E. McCracken
William E. McCracken
Chief Executive Officer

By:	/s/ Richard J. Beckert
Richard J. Beckert
Executive Vice President and Chief Financial Officer

Dated: July 22, 2011