Form 10-Q
period 2011-09-30
CA, INC.
filed 2011-10-27
CIK 356028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
(Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class Common Stock par value $0.10 per share	Shares Outstanding as of October 20, 2011 493,391,769

CA, INC. AND SUBSIDIARIES
INDEX

		Page
PART I.	Financial Information

	Report of Independent Registered Public Accounting Firm	1

Item 1.	Unaudited Condensed Consolidated Financial Statements	2

	Condensed Consolidated Balance Sheets — September 30, 2011 and March 31, 2011	2

	Condensed Consolidated Statements of Operations — Three and Six Months Ended September 30, 2011 and 2010	3

	Condensed Consolidated Statements of Cash Flows — Six Months Ended September 30, 2011 and 2010	4

	Notes to the Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

	Overview	27

	Executive Summary	29

	Quarterly Update	31

	Performance Indicators	32

	Results of Operations	35

	Liquidity and Capital Resources	46

	Critical Accounting Policies and Business Practices	51

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52

Item 4.	Controls and Procedures	52

PART II.	Other Information

Item 1.	Legal Proceedings	53

Item 1A.	Risk Factors	53

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53

Item 3.	Defaults Upon Senior Securities	54

Item 4.	Removed and Reserved	54

Item 5.	Other Information	54

Item 6.	Exhibits	55

	Signatures	57
EX-10.1
EX-10.2
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-12.1
EX-15
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
CA, Inc.:
We have reviewed the condensed consolidated balance sheet of CA, Inc. and subsidiaries as of September 30, 2011, the related condensed consolidated statements of operations for the three-month and six-month periods ended September 30, 2011 and 2010, and the related condensed consolidated statements of cash flows for the six-month periods ended September 30, 2011 and 2010. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
/s/ KPMG LLP
New York, New York
October 27, 2011

Item 1.
CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	September 30,	March 31,
	2011	2011
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,203	$3,049
Marketable securities — current	89	75
Trade accounts receivable, net	601	849
Deferred income taxes — current	132	246
Other current assets	189	152

TOTAL CURRENT ASSETS	3,214	4,371
Marketable securities — noncurrent	90	104
Property and equipment, net of accumulated depreciation of $671 and $632, respectively	398	437
Goodwill	5,885	5,688
Capitalized software and other intangible assets, net	1,407	1,284
Deferred income taxes — noncurrent	197	284
Other noncurrent assets, net	271	246

TOTAL ASSETS	$11,462	$12,414

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt and loans payable	$18	$269
Accounts payable	95	100
Accrued salaries, wages and commissions	272	293
Accrued expenses and other current liabilities	377	395
Deferred revenue (billed or collected) — current	2,175	2,600
Taxes payable, other than income taxes payable — current	44	75
Federal, state and foreign income taxes payable — current	—	124
Deferred income taxes — current	64	68

TOTAL CURRENT LIABILITIES	3,045	3,924
Long-term debt, net of current portion	1,292	1,282
Federal, state and foreign income taxes payable — noncurrent	407	414
Deferred income taxes — noncurrent	63	64
Deferred revenue (billed or collected) — noncurrent	863	969
Other noncurrent liabilities	125	141

TOTAL LIABILITIES	5,795	6,794

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 10,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock, $0.10 par value, 1,100,000,000 shares authorized; 589,695,081 and 589,695,081 shares issued; 489,413,910 and 502,299,607 shares outstanding, respectively	59	59
Additional paid-in capital	3,575	3,615
Retained earnings	4,532	4,106
Accumulated other comprehensive loss	(133)	(65)
Treasury stock, at cost, 100,281,171 shares and 87,395,474 shares, respectively	(2,366)	(2,095)

TOTAL STOCKHOLDERS’ EQUITY	5,667	5,620

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,462	$12,414

See accompanying Notes to the Condensed Consolidated Financial Statements.

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except per share amounts)

	For the Three		For the Six
	Months Ended		Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
REVENUE

Subscription and maintenance revenue	$1,022	$939	$2,029	$1,878
Professional services	96	79	186	157
Software fees and other	82	70	148	122

TOTAL REVENUE	1,200	1,088	2,363	2,157

EXPENSES

Costs of licensing and maintenance	71	66	138	133
Cost of professional services	91	75	179	146
Amortization of capitalized software costs	55	47	105	92
Selling and marketing	370	300	696	590
General and administrative	104	113	218	230
Product development and enhancements	140	125	258	253
Depreciation and amortization of other intangible assets	43	45	90	89
Other (gains) expenses, net	(7)	15	4	1

TOTAL EXPENSES BEFORE INTEREST AND INCOME TAXES	867	786	1,688	1,534

Income from continuing operations before interest and income taxes	333	302	675	623
Interest expense, net	6	12	15	25

Income from continuing operations before income taxes	327	290	660	598
Income tax expense	91	71	196	158

INCOME FROM CONTINUING OPERATIONS	236	219	464	440

Income (loss) from discontinued operations, net of income taxes	—	3	13	(1)

NET INCOME	$236	$222	$477	$439

BASIC INCOME PER SHARE

Income from continuing operations	$0.47	$0.43	$0.92	$0.85
Income from discontinued operations	—	—	.03	—

Net income	$0.47	$0.43	$0.95	$0.85

Basic weighted average shares used in computation	493	507	497	508

DILUTED INCOME PER SHARE

Income from continuing operations	$0.47	$0.43	$0.92	$0.85
Income from discontinued operations	—	—	.03	—

Net income	$0.47	$0.43	$0.95	$0.85

Diluted weighted average shares used in computation	494	508	498	509
See accompanying Notes to the Condensed Consolidated Financial Statements.

CA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	For the Six Months
	Ended September 30,
	2011	2010
OPERATING ACTIVITIES FROM CONTINUING OPERATIONS:
Net income	$477	$439
(Income) loss from discontinued operations	(13)	1

Income from continuing operations	464	440
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	195	181
Provision for deferred income taxes	123	187
Provision for bad debts	—	5
Share-based compensation expense	41	40
Asset impairments and other non-cash items	9	(1)
Foreign currency transaction gains	(1)	—
Changes in other operating assets and liabilities, net of effect of acquisitions:
Decrease in trade and current installment accounts receivable, net	255	273
Decrease in deferred revenue	(483)	(513)
Decrease in taxes payable, net	(215)	(224)
Increase (decrease) in accounts payable, accrued expenses and other	10	(2)
Decrease in accrued salaries, wages and commissions	(21)	(109)
Changes in other operating assets and liabilities	(44)	(26)

NET CASH PROVIDED BY OPERATING ACTIVITIES — CONTINUING OPERATIONS	333	251
INVESTING ACTIVITIES FROM CONTINUING OPERATIONS:
Acquisitions of businesses, net of cash acquired, and purchased software	(369)	(28)
Purchases of property and equipment	(40)	(47)
Cash proceeds from divestiture of assets	7	10
Capitalized software development costs	(96)	(73)
Purchases of marketable securities	(71)	—
Proceeds from the sale of marketable securities	27	—
Maturities of marketable securities	43	—
Other investing activities	(1)	(16)

NET CASH USED IN INVESTING ACTIVITIES — CONTINUING OPERATIONS	(500)	(154)
FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:
Dividends paid	(50)	(41)
Purchases of common stock	(353)	(155)
Debt borrowings	164	—
Debt repayments	(353)	(7)
Exercise of common stock options and other	11	4

NET CASH USED IN FINANCING ACTIVITIES — CONTINUING OPERATIONS	(581)	(199)
Effect of exchange rate changes on cash	(85)	32

NET CHANGE IN CASH AND CASH EQUIVALENTS — CONTINUING OPERATIONS	(833)	(70)
CASH USED IN OPERATING ACTIVITIES — DISCONTINUED OPERATIONS	(17)	(4)
CASH PROVIDED BY INVESTING ACTIVITIES — DISCONTINUED OPERATIONS	4	16

NET EFFECT OF DISCONTINUED OPERATIONS ON CASH AND CASH EQUIVALENTS	(13)	12
DECREASE IN CASH AND CASH EQUIVALENTS	(846)	(58)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,049	2,583

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,203	$2,525

See accompanying Notes to the Condensed Consolidated Financial Statements.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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
Operating results for the three and six months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012.
Divestitures: In June 2011, the Company sold its Internet Security business and in June 2010, the Company sold its Information Governance business. The results of operations for these businesses, and the related gain (loss) on disposal have been presented as discontinued operations in the accompanying Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows. The effects of the discontinued components were immaterial to the Company’s Condensed Consolidated Balance Sheet at March 31, 2011. See Note C, “Divestitures,” for additional information.
In September 2010, the Company sold an equity investment and recognized a gain of approximately $10 million, which is included in “Other (gains) expenses, net” in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2010.
Cash and Cash Equivalents: The Company’s cash and cash equivalents are held in numerous locations throughout the world, with approximately 66% being held by the Company’s foreign subsidiaries outside the United States at September 30, 2011.
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
See Note K, “Fair Value Measurements,” for additional information.
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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(unaudited)
Statements of Cash Flows: For the six months ended September 30, 2011 and 2010, interest payments, net were approximately $30 million and $42 million, respectively, and income taxes paid were approximately $221 million and $134 million, respectively.
The Company uses a notional pooling arrangement with an international bank to help manage global liquidity requirements. Under this pooling arrangement, the Company and its participating subsidiaries may maintain either cash deposit or borrowing positions through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Because the bank maintains a security interest in the cash deposits, and has the right to offset the cash deposits against the borrowings, the bank provides the Company and its participating subsidiaries favorable interest terms on both cash deposits and borrowings. At September 30, 2011 while the overall pool was positive, there was approximately $61 million of borrowing positions outstanding under this cash pooling arrangement which is included in the “Accrued expenses and other current liabilities” line item on the Company’s Condensed Consolidated Balance Sheet. Borrowings and repayments were approximately $164 million and $97 million, respectively, for the six months ended September 30, 2011. At March 31, 2011, there were no borrowings outstanding under the cash pooling arrangement.
Non-cash financing activities for the six months ended September 30, 2011 and 2010 consisted of treasury shares issued in connection with the following: share-based incentive awards granted under the Company’s equity compensation plans of approximately $53 million (net of approximately $26 million of taxes withheld) and $63 million (net of approximately $26 million of taxes withheld), respectively; and discretionary stock contributions to the CA, Inc. Savings Harvest Plan of approximately $13 million and $25 million, respectively.
NOTE B — ACQUISITIONS
Acquisitions of businesses are accounted for as purchases and, accordingly, their results of operations have been included in the Company’s Condensed Consolidated Financial Statements since the respective dates of the acquisitions. The purchase price for each of the Company’s acquisitions is allocated to the assets acquired and liabilities assumed from the acquired entity.
In August 2011, the Company acquired 100% of the voting equity interest of Interactive TKO, Inc. (ITKO), a privately held provider of service simulation solutions for developing applications in composite and cloud environments. The acquisition expands solutions the Company offers enterprises and service providers for using and providing cloud computing to deliver business services. The total purchase price of the acquisition was approximately $317 million.
The pro forma effects of the Company’s fiscal year 2012 acquisitions to the Company’s revenues and results of operations during fiscal year 2011 and 2012 were considered immaterial. The purchase price allocation of the Company’s fiscal year 2012 acquisitions is as follows:

	ITKO		Estimated
(dollars in millions)	Acquisition(2)	Other Acquisitions	Useful Life

Finite-lived intangible assets(1)	$6	$11	3-15 years
Purchased software	148	8	5-7 years
Goodwill	192	20	Indefinite
Deferred tax assets/(liabilities)	(50)	(3)	—
Other assets net of other liabilities assumed(3)	21	3	—

Purchase Price	$317	$39

(1)	Includes customer relationships and trade names.

(2)	Purchase price allocation is preliminary due to ongoing analysis to determine the fair value of acquired intangibles and the tax basis of acquired assets and liabilities.

(3)	Includes approximately $20 million of cash acquired relating to ITKO.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(unaudited)
Transaction costs for acquisitions were immaterial. The excess purchase price over the estimated value of the net tangible and identifiable intangible assets was recorded to goodwill. The preliminary allocation of a significant portion of the purchase price to goodwill was predominantly due to the intangible assets that are not separable, such as assembled workforce and going concern. The goodwill relating to the ITKO acquisition is not expected to be deductible for tax purposes. Goodwill relating to the other fiscal year 2012 acquisitions is expected to be deductible for tax purposes.
The Company’s acquisitions during the first half of fiscal year 2011 were considered immaterial, both individually and in the aggregate, compared with the results of the Company’s operations. Therefore, purchase accounting information and pro forma disclosure are not presented.
During the third quarter of fiscal year 2011, the Company acquired 100% of the voting equity interests of Arcot Systems, Inc. (Arcot), a privately held provider of authentication and fraud prevention solutions through on-premises software or cloud services. The purchase price allocation was finalized in the second quarter of fiscal 2012 and no material adjustments were made to amounts previously reported. The following represents the allocation of the purchase price and estimated useful lives to the acquired net assets of Arcot:

		Estimated
(dollars in millions)	Arcot	Useful Life

Finite-lived intangible assets(1)	$39	2-5 years
Purchased software	86	10 years
Goodwill	60	Indefinite
Deferred tax assets/(liabilities)	(1)	—
Other assets net of other liabilities assumed	13	—

Purchase Price	$197

(1)	Includes customer relationships and trade names.
The Company had approximately $44 million and $77 million of accrued acquisition-related costs at September 30, 2011 and March 31, 2011, respectively, all of which related to purchase price amounts withheld subject to indemnification protections.
NOTE C — DIVESTITURES
In June 2011, the Company sold its Internet Security business for approximately $14 million and recognized a gain on disposal of approximately $23 million, including tax expense of approximately $18 million. In June 2010, the Company sold its Information Governance business for approximately $19 million and recognized a loss on disposal of approximately $5 million, including tax expense of approximately $4 million.
The income (loss) from discontinued components for the sale of the Company’s Internet Security business, which occurred during the first quarter of fiscal 2012, consists of the following:

Six Months Ended
September 30, 2011
(in millions)
Subscription and maintenance revenue	$15

Total revenue	$15

Loss from operations of discontinued components, net of tax benefit of $6 million	$(10)
Gain on disposal of discontinued components, net of taxes	23

Income from discontinued operations, net of taxes	$13

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(unaudited)
The income (loss) from discontinued components, relating to both the Internet Security business and the sale of the Company’s Information Governance business for the three and six months ended September 30, 2010 consists of the following:

	Three Months Ended	Six Months Ended
	September 30, 2010	September 30, 2010
	(in millions)
Subscription and maintenance revenue	$22	$46
Professional services	—	1

Total revenue	$22	$47

Income from operations of discontinued components, net of tax expense of $2 million and $3 million, respectively	$3	$4
Gain (loss) on disposal of discontinued components, net of taxes	—	(5)

Income (loss) from discontinued operations, net of taxes	$3	$(1)

NOTE D — SEVERANCE AND EXIT COSTS
Fiscal 2012 workforce reduction: The Fiscal 2012 workforce reduction plan (Fiscal 2012 Plan) was announced in July 2011 and consisted of a workforce reduction of approximately 400 positions.
This action is part of our efforts to reallocate resources and divest nonstrategic parts of the business. The total amounts incurred with respect to severance under the Fiscal 2012 Plan were $44 million, of which approximately $27 million is included in “Selling and marketing,” $9 million is included in “Product development and enhancements,” $5 million is included in “General and administrative,” $2 million is included in “Costs of licensing and maintenance” and $1 million is included in “Cost of professional services” on the Condensed Consolidated Statements of Operations. Actions under the Fiscal 2012 Plan are expected to be substantially completed by the end of fiscal year 2012.
Fiscal 2010 restructuring plan: The Fiscal 2010 restructuring plan (Fiscal 2010 Plan) was announced in March 2010 and is composed of a workforce reduction of approximately 1,000 positions and global facilities consolidations. These actions were intended to better align the Company’s cost structure with the skills and resources required to more effectively pursue opportunities in the marketplace and execute the Company’s long-term growth strategy. The total amounts incurred with respect to severance and facilities abandonment under the Fiscal 2010 Plan were $44 million and $2 million, respectively. Actions under the Fiscal 2010 Plan were substantially completed by the end of fiscal year 2011.
Fiscal 2007 restructuring plan: In August 2006, the Company announced the Fiscal 2007 restructuring plan (Fiscal 2007 Plan) to significantly improve the Company’s expense structure and increase its competitiveness. The Fiscal 2007 Plan’s objectives included a workforce reduction of approximately 3,100 employees, global facilities consolidations and other cost reductions. The total amounts incurred with respect to severance and facilities abandonment under the Fiscal 2007 Plan were $220 million and $119 million, respectively. Actions under the Fiscal 2007 Plan were substantially completed by the end of fiscal year 2010.
Accrued severance and exit costs at September 30, 2011 and changes in the accruals during the six months ended September 30, 2011 and 2010 associated with the Fiscal 2012, Fiscal 2010 and Fiscal 2007 Plans were as follows:

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(unaudited)

Fiscal 2012 Plan	Severance
(in millions)
Accrued balance at March 31, 2011	$—
Activity for the period ended September 30, 2011
Expense	44
Payments	(12)
Accretion and other	—

Accrued balance at September 30, 2011	$32

		Facilities
Fiscal 2010 Plan	Severance	Abandonment
	(in millions)
Accrued balance at March 31, 2010	$46	$2
Activity for the period ended September 30, 2010
Change in estimate	(3)	—
Payments	(30)	—
Accretion and other	(1)	—

Accrued balance at September 30, 2010	$12	$2

Accrued balance at March 31, 2011	$4	$1
Activity for the period ended September 30, 2011
Change in estimate	—	—
Payments	(2)	—

Accrued balance at September 30, 2011	$2	$1

		Facilities
Fiscal 2007 Plan	Severance	Abandonment
	(in millions)
Accrued balance at March 31, 2010	$8	$60
Activity for the period ended September 30, 2010
Change in estimate	1	—
Payments	(3)	(9)

Accrued balance at September 30, 2010	$6	$51

Accrued balance at March 31, 2011	$4	$46
Activity for the period ended September 30, 2011
Change in estimate	—	—
Payments	(1)	(6)
Accretion and other	—	1

Accrued balance at September 30, 2011	$3	$41

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(unaudited)
The severance liability is included in the “Accrued salaries, wages and commissions” line item on the Condensed Consolidated Balance Sheet. The facilities abandonment liability is included in the “Accrued expenses and other current liabilities” and “Other noncurrent liabilities” line items on the Condensed Consolidated Balance Sheet. The Fiscal 2010 Plan and Fiscal 2007 Plan costs are included in the “Other (gains) expenses, net” line item on the Condensed Consolidated Statements of Operations.
Accretion and other includes accretion of the Company’s lease obligations related to facilities abandonment as well as changes in the assumptions related to future sublease income. These costs are included in the “General and administrative” expense line item on the Condensed Consolidated Statements of Operations.
NOTE E — MARKETABLE SECURITIES
At September 30, 2011, available-for-sale securities consisted of the following:

	September 30, 2011
	(in millions)
	Aggregate	Gross	Gross
	Cost	Unrealized	Unrealized	Aggregate
	Basis	Gains	Losses	Fair Value
U.S. Treasury and agency securities	$68	$—	$—	$68
Municipal securities	1	—	—	1
Corporate debt securities	110	—	—	110

	$179	$—	$—	$179

At September 30, 2011, the Company did not have any debt securities that were in a continuous unrealized loss position for greater than 12 months. Proceeds from the sale of marketable securities and realized gains and realized losses were approximately $27 million and less than $1 million, respectively. At September 30, 2011, $89 million of marketable securities had scheduled maturities of less than one year, and approximately $90 million had maturities of greater than one year but not exceeding three years.
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

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(unaudited)
NOTE F — TRADE ACCOUNTS RECEIVABLE
Trade accounts receivable, net represents amounts due from the Company’s customers and is presented net of allowance for doubtful accounts. These balances include revenue recognized in advance of customer billings but do not include unbilled contractual commitments executed under license agreements. The components of “Trade accounts receivable, net” were as follows:

	September 30,	March 31,
	2011	2011
	(in millions)
Accounts receivable — billed	$510	$758
Accounts receivable — unbilled	84	86
Other receivables	25	27
Less: Allowance for doubtful accounts	(18)	(22)

Trade accounts receivable, net	$601	$849

NOTE G — GOODWILL, CAPITALIZED SOFTWARE AND OTHER INTANGIBLE ASSETS
The gross carrying amounts and accumulated amortization for capitalized software and other intangible assets at September 30, 2011 were approximately $7,670 million and $6,263 million, respectively. These amounts include fully amortized intangible assets of approximately $5,635 million, which was composed of purchased software of approximately $4,693 million, internally developed software of approximately $539 million and other identified intangible assets subject to amortization of approximately $403 million. The gross carrying amounts and accumulated amortization for identified intangible assets that were not fully amortized were as follows:

	At September 30, 2011
	Gross
	Amortizable	Accumulated	Net
	Assets	Amortization	Assets
		(in millions)
Purchased software products	$892	$213	$679
Capitalized development cost and other intangibles:
Internally developed software products	744	224	520
Other identified intangible assets subject to amortization	399	191	208

Total capitalized software and other intangible assets	$2,035	$628	$1,407

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
September 30, 2011
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

Based on the capitalized software and other intangible assets recorded through September 30, 2011, the annual amortization expense over the next five fiscal years is expected to be as follows:

	Year Ended March 31,
	2012	2013	2014	2015	2016
			(in millions)
Capitalized software:
Purchased	$102	$109	$101	$90	$88
Internally developed	115	137	121	95	64
Other identified intangible assets subject to amortization	64	53	47	38	24

Total	$281	$299	$269	$223	$176

Goodwill activity for the six months ended September 30, 2011 was as follows:

Amounts
(in millions)
Balance at March 31, 2011	$5,688
Revisions to purchase price allocation of prior year acquisitions	(6)

Balance at March 31, 2011 as revised	5,682
Amounts allocated to loss on discontinued operations	(7)
Acquisitions	212
Foreign currency translation adjustment	(2)

Balance at September 30, 2011	$5,885

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(unaudited)
NOTE H — DEFERRED REVENUE
The components of “Deferred revenue (billed or collected) — current” and “Deferred revenue (billed or collected) — noncurrent” at September 30, 2011 and March 31, 2011 were as follows:

	September 30,	March 31,
	2011	2011
	(in millions)
Current:
Subscription and maintenance	$2,020	$2,444
Professional services	142	145
Financing obligations and other	13	11

Total deferred revenue (billed or collected) — current	2,175	2,600

Noncurrent:
Subscription and maintenance	831	940
Professional services	30	27
Financing obligations and other	2	2

Total deferred revenue (billed or collected) — noncurrent	863	969

Total deferred revenue (billed or collected)	$3,038	$3,569

NOTE I — DEBT
Revolving Credit Facility: In April 2011, the Company repaid the outstanding balance of $250 million on the revolving credit facility that was due August 2012. In August 2011, the Company replaced the revolving credit facility due August 2012 with a new revolving credit facility due August 2016.
The maximum committed amount available under the revolving credit facility due August 2016 is $1 billion. The facility also provides the Company with an option to increase the available credit by an amount up to $500 million. This option is subject to certain conditions and the agreement of the facility lenders.
Advances under the revolving credit facility bear interest at a rate dependent on the Company’s credit ratings at the time of such borrowings and are calculated according to a Base Rate or a Eurocurrency Rate, as the case may be, plus an applicable margin. The Company must also pay facility commitment fees quarterly on the full revolving credit commitment and at rates dependent on the Company’s credit ratings.
At September 30, 2011, there were no outstanding borrowings under the revolving credit facility due August 2016 and, based on the Company’s current credit ratings, the rates applicable to the facility at September 30, 2011 were as follows:

Applicable margin on Base borrowing	0.25%
Applicable margin on Eurocurrency borrowing	1.10%
Facility commitment fee	0.15%
The interest rate that would have applied at September 30, 2011 to a borrowing under the revolving credit facility due August 2016 would have been 3.50% for Base Rate borrowings and 1.34% for Eurocurrency Rate borrowings. The Company capitalized the transaction fees associated with the revolving credit facility due August 2016 of approximately $2 million. These fees are being amortized to “Interest expense, net” in the Condensed Consolidated Statements of Operations.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(unaudited)
The revolving credit facility due August 2016 contains customary covenants for borrowings of this type, including two financial covenants: (i) for the 12 months ending each quarter-end, the ratio of consolidated debt for borrowed money to consolidated cash flow, each as defined in the facility Credit Agreement, must not exceed 4.00 to 1.00; and (ii) for the 12 months ending at any date, the ratio of consolidated cash flow to the sum of interest payable on, and amortization of debt discount in respect of, all consolidated debt for borrowed money, as defined in the facility Credit Agreement, must not be less than 3.50 to 1.00. At September 30, 2011, the Company was in compliance with all covenants.
In addition, future borrowings under the revolving credit facility require, at the date of such borrowing, that (i) no event of default shall have occurred and be continuing and (ii) the Company reaffirm the representations and warranties it made in the facility Credit Agreement.
NOTE J — DERIVATIVES
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
Interest rate swaps: The Company has interest rate swaps with a total notional value of $500 million, that swap a total of $500 million of its 6.125% Senior Notes due December 2014 into floating interest rate debt through December 1, 2014. These swaps are designated as fair value hedges.
At September 30, 2011, the fair value of these derivatives was an asset of approximately $30 million, of which approximately $11 million is included in “Other current assets” and approximately $19 million is included in “Other noncurrent assets, net” in the Company’s Condensed Consolidated Balance Sheets.
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
Foreign currency contracts: The Company enters into foreign currency option and forward contracts to manage foreign currency risks. The Company has not designated its foreign exchange derivatives as hedges. Accordingly, changes in fair value from these contracts are recorded as “Other (gains) expenses, net” in the Company’s Condensed Consolidated Statements of Operations. At September 30, 2011, foreign currency contracts outstanding consisted of purchase and sales contracts with a total notional value of approximately $574 million and durations of less than six months. The net fair value of these contracts at September 30, 2011 was approximately $10 million, of which approximately $22 million is included in “Other current assets” and approximately $12 million is included in “Accrued expenses and other current liabilities” in the Company’s Condensed Consolidated Balance Sheet. The net fair value of these contracts at March 31, 2011 was approximately $6 million, of which approximately $7 million is included in “Other current assets” and approximately $1 million is included in “Accrued expenses and other current liabilities” in the Company’s Condensed Consolidated Balance Sheet.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(unaudited)
A summary of the effect of the interest rate and foreign exchange derivatives on the Company’s Condensed Consolidated Statements of Operations is as follows:

	Amount of Net (Gain)/Loss Recognized in the
	Condensed Consolidated Statements of Operations
	(in millions)
	Three Months Ended	Three Months Ended
Location of Amounts Recognized	September 30, 2011	September 30, 2010

Interest expense, net — interest rate swaps designated as cash flow hedges	$—	$1
Interest expense, net — interest rate swaps designated as fair value hedges	$(3)	$(3)
Other (gains) expenses, net — foreign currency contracts	$(6)	$21

	Amount of Net (Gain)/Loss Recognized in the
	Condensed Consolidated Statements of Operations
	(in millions)
	Six Months Ended	Six Months Ended
Location of Amounts Recognized	September 30, 2011	September 30, 2010

Interest expense, net — interest rate swaps designated as cash flows hedges	$—	$3
Interest expense, net — interest rate swaps designated as fair value hedges	$(6)	$(6)
Other (gains) expenses, net — foreign currency contracts	$1	$8
The Company is subject to collateral security arrangements with most of its major counterparties. These arrangements require the Company to hold or post collateral when the derivative fair values exceed contractually established thresholds. The aggregate fair values of all derivative instruments under these collateralized arrangements were in a net asset position at September 30, 2011 and March 31, 2011. The Company posted no collateral at September 30, 2011 or March 31, 2011. Under these agreements, if the Company’s credit ratings had been downgraded one rating level, the Company would still not have been required to post collateral.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(unaudited)
NOTE K — FAIR VALUE MEASUREMENTS
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2011 and March 31, 2011:

	At September 30, 2011				At March 31, 2011
	Fair Value		Estimated		Fair Value		Estimated
	Measurement Using		Fair		Measurement Using		Fair
	Input Types		Value		Input Types		Value
(in millions)	Level 1	Level 2	Total		Level 1	Level 2	Total

Assets:
Money market funds	$795	$—	$795	(1)	$2,009	$—	$2,009	(2)
Marketable securities(3)	—	179	179		—	179	179
Foreign exchange derivatives(4)	—	22	22		—	7	7
Interest rate derivatives(4)	—	30	30		—	15	15

Total Assets	$795	$231	$1,026		$2,009	$201	$2,210

Liabilities:
Foreign exchange derivatives(4)	$—	$12	$12		$—	$1	$1

Total Liabilities	$—	$12	$12		$—	$1	$1

(1)	At September 30, 2011, the Company had approximately $745 million and $50 million of investments in money market funds classified as “Cash and cash equivalents” and “Other noncurrent assets, net” for restricted cash amounts, respectively, on its Condensed Consolidated Balance Sheet.

(2)	At March 31, 2011, the Company had approximately $1,959 million and $50 million of investments in money market funds classified as “Cash and cash equivalents” and “Other noncurrent assets, net” for restricted cash amounts, respectively, on its Condensed Consolidated Balance Sheet.

(3)	See Note E, “Marketable Securities” for additional information.

(4)	See Note J, “Derivatives” for additional information.
At September 30, 2011 and March 31, 2011, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis at September 30, 2011 and March 31, 2011:

	At September 30, 2011		At March 31, 2011
	(in millions)		(in millions)
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Liabilities:
Total debt(1)	$1,310	$1,416	$1,551	$1,619
Facilities abandonment reserve(2)	$45	$52	$52	$59

(1)	Estimated fair value of total debt was based on quoted prices for similar liabilities for which significant inputs are observable except for certain long-term lease obligations, for which fair value approximates carrying value.

(2)	Estimated fair value for the facilities abandonment reserve was determined using the Company’s current incremental borrowing rate. At September 30, 2011 and March 31, 2011, the facilities abandonment reserve included approximately $12 million and $15 million, respectively, in “Accrued expenses and other current liabilities” and approximately $33 million and $37 million, respectively, in “Other noncurrent liabilities” on the Company’s Condensed Consolidated Balance Sheets.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(unaudited)
The carrying values of financial instruments classified as current assets and current liabilities, such as cash and cash equivalents, accounts payable, accrued expenses, and short-term debt, approximate fair value due to the short-term maturity of the instruments. The fair values of total debt, including current maturities, have been based on quoted market prices.
NOTE L — COMMITMENTS AND CONTINGENCIES
In September 2010, a lawsuit captioned Uniloc USA, Inc. et ano. v. National Instruments Corp., et al. was filed in the United States District Court for the Eastern District of Texas against the Company and 10 other defendants. The complaint alleges, among other things, that Company technology, including Internet Security Suite Plus 2010 (ISS), infringes a patent licensed to plaintiff Uniloc USA, Inc., entitled “System for Software Registration,” U.S. Patent No. 5,490,216 (‘216 Patent). The complaint seeks monetary damages and interest in an undisclosed amount, a temporary, preliminary and permanent injunction against alleged acts of infringement, and attorneys’ fees and costs, based upon the plaintiffs’ patent infringement claims. In November 2010, the Company filed an answer that, among other things, disputes the plaintiffs’ claims and seeks a declaratory judgment that the Company does not infringe the ‘216 Patent and that the ‘216 Patent is invalid. After pre-trial motion practice, in August 2011, the parties entered into a settlement agreement, the terms of which are confidential and not material to the Company’s financial condition, operating results or cash flow. As part of this settlement, the case against the Company was dismissed with prejudice in its entirety.
Based on the Company’s experience, the Company believes that the damages amounts claimed in a case are not a meaningful indicator of the potential liability. Claims, suits, investigations and proceedings are inherently uncertain and it is not possible to predict the ultimate outcome of cases.
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
NOTE M — STOCKHOLDERS’ EQUITY
Stock Repurchases: On May 12, 2011, the Company’s Board of Directors approved a stock repurchase program that authorized the Company to acquire up to an additional $500 million of its common stock. At September 30, 2011, the Company remained authorized to purchase up to approximately $432 million of additional shares of common stock under its stock repurchase programs. During the six months ended September 30, 2011, the Company repurchased approximately 16.1 million shares of its common stock for approximately $350 million.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(unaudited)
Comprehensive Income: Comprehensive income includes net income, unrealized gains on cash flow hedges, unrealized gains and losses on marketable securities and foreign currency translation adjustments. The components of comprehensive income for the three and six months ended September 30, 2011 and 2010 are as follows:

	Three Months		Six Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
		(in millions)
Net income	$236	$222	$477	$439
Net unrealized gain on cash flow hedges, net of tax	—	1	—	2
Foreign currency translation adjustments	(85)	74	(68)	40

Total comprehensive income	$151	$297	$409	$481

Cash Dividends: The Company’s Board of Directors declared the following dividends during the six months ended September 30, 2011 and 2010:
Six Months Ended September 30, 2011:
(in millions, except per share amounts)

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
May 12, 2011	$0.05	May 23, 2011	$25	June 16, 2011
August 3, 2011	$0.05	August 16, 2011	$25	September 14, 2011
Six Months Ended September 30, 2010:
(in millions, except per share amounts)

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
May 12, 2010	$0.04	May 31, 2010	$21	June 16, 2010
July 28, 2010	$0.04	August 9, 2010	$20	August 19, 2010
NOTE N — INCOME FROM CONTINUING OPERATIONS PER COMMON SHARE
Basic net income per common share excludes dilution and is calculated by dividing net income allocable to common shares by the weighted average number of common shares outstanding for the period. Diluted net income per common share is calculated by dividing net income allocable to common shares by the weighted average number of common shares at the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(unaudited)
The following table reconciles net income per common share for the three and six months ended September 30, 2011 and 2010.

	Three		Six
	Months Ended		Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in millions, except per share amounts)
Basic income from continuing operations per common share:
Income from continuing operations	$236	$219	$464	$440
Less: Income from continuing operations allocable to participating securities	(3)	(3)	(6)	(5)

Income from continuing operations allocable to common shares	$233	$216	$458	$435

Weighted-average common shares outstanding	493	507	497	508

Basic income from continuing operations per common share	$0.47	$0.43	$0.92	$0.85

Diluted income from continuing operations per common share:
Income from continuing operations	$236	$219	$464	$440
Less: Income from continuing operations allocable to participating securities	(3)	(3)	(6)	(5)

Income from continuing operations allocable to common shares	$233	$216	$458	$435

Weighted average shares outstanding and common share equivalents
Weighted average common shares outstanding	493	507	497	508
Weighted average effect of share-based payment awards	1	1	1	1

Denominator in calculation of diluted income per share	494	508	498	509

Diluted income from continuing operations per common share	$0.47	$0.43	$0.92	$0.85
For the three months ended September 30, 2011 and 2010, respectively, approximately 9 million and 8 million shares of Company common stock underlying restricted stock awards and options to purchase common stock were excluded from the calculation because their effect on income per share was anti-dilutive during the respective periods.
For the six months ended September 30, 2011 and 2010, respectively, approximately 5 million and 9 million restricted stock awards and options to purchase common stock were excluded from the calculation because their effect on income per share was anti-dilutive during the respective periods.
Weighted average restricted stock awards of approximately 6 million and 6 million for the three and six months ended September 30, 2011 and 2010, respectively, were considered participating securities in the calculation of net income available to common shareholders.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(unaudited)
NOTE O — ACCOUNTING FOR SHARE-BASED COMPENSATION
The Company recognized share-based compensation in the following line items on the Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months		Six Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
		(in millions)
Costs of licensing and maintenance	$1	$1	$2	$2
Cost of professional services	1	1	2	2
Selling and marketing	6	8	16	15
General and administrative	4	6	12	10
Product development and enhancements	4	5	9	11

Share-based compensation expense before tax	16	21	41	40
Income tax benefit	(6)	(7)	(14)	(13)

Net share-based compensation expense	$10	$14	$27	$27

The following table summarizes information about unrecognized share-based compensation costs at September 30, 2011:

		Weighted
	Unrecognized	Average Period
	Compensation	Expected to be
	Costs	Recognized
	(in millions)	(in years)
Stock option awards	$5	2.3
Restricted stock units	18	2.2
Restricted stock awards	75	2.1
Performance share units	31	2.8

Total unrecognized share-based compensation costs	$129	2.3

There were no capitalized share-based compensation costs for the three and six months ended September 30, 2011 or 2010.
Under the Company’s long-term incentive plans, the value of performance share unit (PSU) awards is determined using the closing price of the Company’s common stock on the last trading day of the quarter until the PSUs are granted. Compensation costs for the PSUs are amortized over the requisite service periods based on the expected level of achievement of the performance targets. At the conclusion of the performance periods for the PSUs, the applicable number of shares of restricted stock awards (RSAs), restricted stock units (RSUs) or unrestricted shares granted may vary based upon the level of achievement of the performance targets and the approval of the Company’s Compensation and Human Resources Committee (which may reduce any award for any reason in its discretion).

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(unaudited)
For the six months ended September 30, 2011 and 2010, the Company issued options for approximately 0.6 million shares and 1.2 million shares, respectively. The weighted average fair values and assumptions used for the options granted were as follows:

	Six Months
	Ended September 30,
	2011	2010
Weighted average fair value	$5.99	$5.55
Dividend yield	0.91%	0.83%
Expected volatility factor(1)	33%	34%
Risk-free interest rate(2)	1.7%	1.8%
Expected life (in years)(3)	4.5	4.5

(1)	Expected volatility is measured using historical daily price changes of the Company’s stock over the respective expected term of the options and the implied volatility derived from the market prices of the Company’s traded options.

(2)	The risk-free rate for periods within the contractual term of the stock options is based on the U.S. Treasury yield curve in effect at the time of grant.

(3)	The Company’s computation of expected life was determined based on the simplified method (the average of the vesting period and option term), due to changes in the vesting terms, the contractual lives and the population of employees granted options compared with the Company’s historical grants.
The table below summarizes all of the RSUs and RSAs, including grants made pursuant to the long-term incentive plans discussed above, granted during the three and six months ended September 30, 2011 and 2010:

	Three Months				Six Months
	Ended September 30,				Ended September 30,
	2011		2010		2011	2010
			(shares in millions)
RSUs
Shares	—		—	(1)	0.7	0.5
Weighted Avg. Grant Date Fair Value (2)	—		$18.08		$24.08	$21.23
RSAs
Shares	—	(1)	0.1		3.6	4.7
Weighted Avg. Grant Date Fair Value (3)	$22.47		$18.66		$24.65	$21.39

(1)	Less than 0.1 million.

(2)	The fair value is based on the quoted market value of the Company’s common stock on the grant date reduced by the present value of dividends expected to be paid on the Company’s common stock prior to vesting of the RSUs, which is calculated using a risk free interest rate.

(3)	The fair value is based on the quoted market value of the Company’s common stock on the grant date.
Employee Stock Purchase Plan
At the Company’s August 3, 2011 Annual Meeting of Stockholders, the Company’s 2012 Employee Stock Purchase Plan (the ESPP) was approved. The ESPP offer period is semi-annual and allows participants to purchase the Company’s common stock at 95% of the closing price of the stock on the last day of the plan period. A total of 30,000,000 shares may be issued under the ESPP. Shares will not be issued until the end of the first offer period, which occurs at the end of the first quarter of fiscal year 2013.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(unaudited)
NOTE P — INCOME TAXES
Income tax expense for the three and six months ended September 30, 2011 was $91 million and $196 million, respectively, compared with the three and six months ended September 30, 2010 of $71 million and $158 million, respectively.
For the three and six months ended September 30, 2011, the Company recognized a net tax benefit of $15 million and $18 million, respectively, resulting primarily from the recognition of tax benefits related to an investment in a foreign subsidiary. For the three and six months ended September 30, 2010, the Company recognized a net tax benefit of $23 million and $36 million, respectively, resulting primarily from refinements of tax positions taken in prior periods, assertion of affirmative claims in the context of tax audits and the resolutions and accruals of uncertain tax positions relating to non-U.S. jurisdictions.
In April 2011, the U.S. Internal Revenue Service (IRS) completed its examination of the Company’s federal income tax returns for the tax years ended March 31, 2005, March 31, 2006 and March 31, 2007 and issued a report of its findings in connection with the examination. The Company disagrees with certain proposed adjustments in the report and intends to vigorously dispute these matters through applicable IRS and judicial procedures, as appropriate. While the Company believes that it has recorded reserves sufficient to cover exposures related to these issues, such that the ultimate disposition of this matter will not have a material adverse effect on the Company’s consolidated financial position or results of operations, the resolution of such matters involves uncertainties and there are no assurances that the ultimate resolution will not exceed the amounts recorded. The Company does not believe it is reasonably possible that the amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.
The Company’s effective income tax rate, excluding the impact of discrete items, for the six months ended September 30, 2011 and September 30, 2010 was 32.4% and 32.5%, respectively. Changes in the anticipated results of the Company’s international operations, the outcome of tax audits and any other changes in potential tax liabilities may result in additional tax expense or benefit in future periods, which are not considered in the Company’s estimated annual effective tax rate. While the Company does not currently view any such items as individually material to the results of the Company’s consolidated financial position or results of operations, the impact of such items may yield additional tax expense or benefit in the remaining quarters of fiscal year 2012 and future periods and the Company is anticipating a fiscal year 2012 effective tax rate of approximately 31% to 32%.
NOTE Q — SEGMENT INFORMATION
In the first quarter of fiscal year 2012, the Company completed its implementation of changing the internal reporting used by its Chief Executive Officer for evaluating segment performance and allocating resources. The new reporting disaggregates the Company’s operations into Mainframe Solutions, Enterprise Solutions and Services segments, and represented a change in the Company’s operating segments under ASC 280, “Segment Reporting.” Prior to fiscal year 2012, the Company reported and managed its business based on a single operating segment under ASC 280.
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
September 30, 2011
(unaudited)
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
During the second quarter of fiscal 2012, the Company incurred severance costs associated with the Fiscal 2012 Plan, of which $23 million, $20 million and $1 million were assigned to the Mainframe Solutions, Enterprise Solutions and Services segments, respectively. Refer to Note D, “Severance and Exit Costs,” in the Notes to the Condensed Consolidated Financial Statements for additional information.
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
The Company’s segment information for the three and six months ended September 30, 2011 and 2010 is as follows:

Three Months Ended September 30, 2011	Mainframe	Enterprise
(in millions)	Solutions	Solutions	Services	Total
Revenue	$655	$449	$96	$1,200
Expenses	308	422	92	822

Segment profit	$347	$27	$4	$378

Segment operating margin	53%	6%	4%	32%

Depreciation and amortization	$25	$32	$—	$57

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(unaudited)
Reconciliation of segment profit to income from continuing operations before income taxes for the three months ended September 30, 2011:

Segment profit	$378
Less:
Amortization of purchased software	26
Amortization of other intangible assets	15
Share-based compensation expense	16
Other unallocated operating (gains) expenses, net(1)	(12)
Interest expense, net	6

Income from continuing operations before income taxes	$327

(1)	Other unallocated operating expenses, net consists of restructuring costs associated with the Company’s Fiscal 2007 Plan, hedging (gains) losses, and other miscellaneous costs.

Six Months Ended September 30, 2011	Mainframe	Enterprise
(in millions)	Solutions	Solutions	Services	Total
Revenue	$1,301	$876	$186	$2,363
Expenses	584	804	180	1,568

Segment profit	$717	$72	$6	$795

Segment operating margin	55%	8%	3%	34%

Depreciation and amortization	$49	$63	$—	112
Reconciliation of segment profit to income from continuing operations before income taxes for the six months ended September 30, 2011:

Segment profit	$795
Less:
Amortization of purchased software	49
Amortization of other intangible assets	34
Share-based compensation expense	41
Other unallocated operating (gains) expenses, net(1)	(4)
Interest expense, net	15

Income from continuing operations before income taxes	$660

(1)	Other unallocated operating expenses, net consists of restructuring costs associated with the Company’s Fiscal 2007 Plan, hedging (gains) losses, and other miscellaneous costs.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(unaudited)

Three Months Ended September 30, 2010	Mainframe	Enterprise
(in millions)	Solutions	Solutions	Services	Total
Revenue	$615	$394	$79	$1,088
Expenses	265	362	77	704

Segment profit	$350	$32	$2	$384

Segment operating margin	57%	8%	3%	35%

Depreciation and amortization	$25	$28	$—	$53
Reconciliation of segment profit to income from continuing operations before income taxes for the three months ended September 30, 2010:

Segment profit	$384
Less:
Amortization of purchased software	22
Amortization of other intangible assets	17
Share-based compensation expense	21
Other unallocated operating (gains) expenses, net(1)	22
Interest expense, net	12

Income from continuing operations before income taxes	$290

(1)	Other unallocated operating gains, net consists of restructuring costs associated with the Company’s Fiscal 2007 Plan, hedging (gains) losses, and other miscellaneous costs.

Six Months Ended September 30, 2010	Mainframe	Enterprise
(in millions)	Solutions	Solutions	Services	Total
Revenue	$1,230	$770	$157	$2,157
Expenses	545	713	151	1,409

Segment profit	$685	$57	$6	$748

Segment operating margin	56%	7%	4%	35%

Depreciation and amortization	$51	$53	$—	$104
Reconciliation of segment profit to income from continuing operations before income taxes for the six months ended September 30, 2010:

Segment profit	$748
Less:
Amortization of purchased software	44
Amortization of other intangible assets	33
Share-based compensation expense	40
Other unallocated operating (gains) expense, net(1)	8
Interest expense, net	25

Income from continuing operations before income taxes	$598

(1)	Other unallocated operating gains, net consists of restructuring costs associated with the Company’s Fiscal 2007 Plan, hedging (gains) losses, and other miscellaneous costs.

CA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(unaudited)
The table below summarizes the Company’s revenue from the United States and from international (i.e., non-U.S.) locations:

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
(in millions)	September 30, 2011	September 30, 2011	September 30, 2010	September 30, 2010
United States	$690	$1,362	$622	$1,235
International	510	1,001	466	922

Total revenue	$1,200	$2,363	$1,088	$2,157

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
Beginning in the third quarter of fiscal 2012, we are rebalancing our sales force to add new quota carrying sales representatives in order to increase our focus on selling new products to new customers. Their compensation structure is designed to reward new business with new customers to the Company — some of these in new geographies, driving new product sales and improving penetration of our acquisition products, particularly in markets outside the United States.
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

In the first quarter of fiscal 2012, we completed our implementation of changing our internal reporting used by our Chief Executive Officer for evaluating segment performance and allocating resources. The new reporting disaggregates our operations into three segments, two software segments and one service segment, which are described as follows:
•	Mainframe Solutions — Our Mainframe Solutions segment addresses the mainframe market and is focused on making significant investments in order to be innovative in key management disciplines across our broad portfolio of products. Ongoing development is guided by customer needs, our cross-enterprise management philosophy and our Mainframe 2.0 strategy, which offers management capabilities designed to appeal to the next generation of mainframe staff while also offering productivity improvements to today’s mainframe experts. Our mainframe business assists customers by addressing three major challenges: lowering costs, providing high service levels by sustaining critical workforce skills and increasing agility to help deliver on business goals.

•	Enterprise Solutions — Our Enterprise Solutions segment includes products that operate on non-mainframe platforms, such as service assurance, security (identity and access management), project and portfolio management, service management, virtualization and service automation, SaaS, and cloud offerings. Our offerings help customers address their regulatory compliance demands, privacy needs, and internal security policies. Enterprise Solutions also focuses on delivering growth to the Company in the form of new customer acquisitions and revenue, while leveraging non-traditional routes-to-market and delivery models.

•	Services — Our Services segment offers implementation, consulting, education and training services to customers, which is intended to promote a seamless customer experience and to increase the value that customers realize from our solutions.
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
Total revenue for the second quarter of fiscal 2012 increased 10% to $1,200 million compared with $1,088 million in the year-ago period, primarily due to growth in U.S. revenue of $68 million, which includes revenue relating to a license agreement with one large IT outsourcer that was executed in the fourth quarter of fiscal 2011, increased professional services revenue, and an increase in software fees and other revenue relating to our SaaS offerings. The increases in professional services revenue and software fees and other revenue were both primarily attributable to our acquisitions within the last 12 months. During the second quarter of fiscal 2012, revenue reflected a favorable foreign exchange effect of $50 million compared with the second quarter of fiscal 2011. Our revenue growth was 8% from existing products and services and 2% from acquired technologies (which we define as technology acquired within the prior 12 months). Excluding the favorable foreign currency effect, our revenue growth was 5% with slightly more than 3% for existing products and services and slightly less than 2% for acquired technologies.
Total bookings in the second quarter of fiscal 2012 decreased 3% from the year-ago period to $972 million primarily due to a decrease in bookings relating to subscription and maintenance bookings, offset by an increase in professional services and an increase in bookings that are recognized as software fees and other revenue in the current period. We previously had expected that renewal bookings for the second quarter would be approximately 35% lower than the year-ago period. Renewal bookings for the second quarter of fiscal 2012, which generally do not include new product and capacity sales and professional services arrangements, decreased 5% for the second quarter of fiscal 2012. This was primarily due to the timing of renewals, including a large government contract that renewed in the second quarter of fiscal 2012, which was a quarter earlier than expected. Total new product and capacity sales declined by a high single digit percentage from the year-ago period. The decrease in new product sales within the Mainframe Solutions and Enterprise Solutions segments was partially offset by the increase in capacity sales within the Mainframe Solutions segment. These sales are reflected in subscription and maintenance bookings.
For the second quarter of fiscal 2012, there was an increase in duration due to several transactions that were renewed during the quarter with contract terms greater than five years. We now expect our fiscal 2012 renewal portfolio to be lower by approximately 15% compared with fiscal 2011. For the second quarter of fiscal 2012, renewal yield was in the low 90% range.
Total expense before interest and income taxes of $867 million for the second quarter of fiscal 2012 grew 10%, compared with $786 million in the year-ago period. The increase was primarily due to the planned workforce reduction (Fiscal 2012 Plan) which was announced in July 2011. The total amount incurred in the second quarter of fiscal 2012 in connection with Fiscal 2012 Plan was $44 million, of which $27 million is included in “Selling and marketing,” $9 million is included in “Product development and enhancements,” $5 million is included in “General and administrative,” $2 million is included in “Costs of licensing and maintenance” and $1 million is included in “Cost of professional services” on the Condensed Consolidated Statements of Operations. In addition, increases in selling and marketing costs and cost of professional services were partially offset against gains relating to our foreign exchange derivative contracts. During the second quarter of fiscal 2012, total expense reflected an unfavorable foreign exchange effect of $27 million compared with the second quarter of fiscal 2011.
Income before interest and income taxes increased $31 million, or 10%, in the second quarter of fiscal 2012 compared with the year-ago period, which is consistent with the growth rates in revenue and expenses over the same period.
Tax expense increased $20 million for the second quarter of fiscal 2012 compared with the year-ago period, primarily as a result of an increase in income before taxes in the second quarter of fiscal 2012.
Diluted income from continuing operations per share for the second quarter of fiscal 2012 was $0.47, compared with $0.43 in the year-ago period, primarily reflecting an increase in operating income, and our repurchase of common shares.
For the second quarter of fiscal 2012, our segment performance results were as follows:
Mainframe Solutions revenue increased $40 million from the year-ago period primarily due to revenue associated with a license agreement with one large IT outsourcer executed in the fourth quarter of fiscal 2011. For the second quarter of fiscal 2012 compared with the second quarter of fiscal 2011, the decrease in Mainframe Solutions profit from $350 million to $347 million and the decrease in operating margin of 57% to 53% was primarily attributable to a severance charge of $23 million relating to our Fiscal 2012 Plan within the quarter.
Enterprise Solutions revenue increased $55 million from the year-ago period primarily due to growth in subscription and maintenance revenue within our Service Assurance and Security products. For the second quarter of fiscal 2012 compared with the second quarter of fiscal 2011, the decrease in Enterprise Solutions profit from $32 million to $27 million and the decrease in operating margin of 8% to 6% was primarily attributable to a severance charge of $20 million relating to our Fiscal 2012 Plan within the quarter, as well as increased investments in our Enterprise Solutions segment.
Services revenue and expenses increased $17 million and $15 million, respectively, from the year-ago period primarily due to our fiscal 2012 acquisition of Base Technologies. For the second quarter of fiscal 2012, margins on professional services remained consistent with the comparable prior year period.

Total revenue backlog at September 30, 2011 of $8,067 million increased 4% compared with $7,773 million at September 30, 2010. The current portion of revenue backlog at September 30, 2011 of $3,546 million increased by 4% compared with the balance of $3,418 million at September 30, 2010. The current portion of revenue backlog represents revenue to be recognized within the next 12 months. Generally, we believe that an increase in the current portion of revenue backlog on a year-over-year basis is a positive indicator of future subscription and maintenance revenue growth.
For the second quarter of fiscal 2012, cash flows from continuing operating activities was $190 million and grew 47% compared with the year-ago period. This growth reflects an increase in cash collections on trade receivables of $75 million and a decrease in income tax payments of $24 million, offset by an increase in disbursements of $38 million.
QUARTERLY UPDATE
•	In September 2011, we announced the appointment of Jens Alder to our Board of Directors. Mr. Alder currently serves as chairman of Sanitas Krankenversicherung, one of Switzerland’s largest health insurers, and RTX Telecom A/S, a telecommunications component and handset producer based in Denmark.

•	In September 2011, we announced the appointment of Marco Comastri as president, Europe, Middle East and Africa. Mr. Comastri joins the Company from Poste Italiane, Italy’s largest communications service provider, where he was chief executive officer of the technology services division. He also held management positions at Microsoft Corporation and International Business Machines Corporation.

•	In August 2011, we acquired Interactive TKO, Inc., a leading provider of service simulation solutions for developing applications in composite and cloud environments.

PERFORMANCE INDICATORS
Management uses several quantitative performance indicators to assess our financial results and condition. Following is a summary of the principal quantitative performance indicators that management uses to review performance:

	Second Quarter
	Comparison
	Fiscal Year 2012 versus
	Fiscal Year 2011
				Percent
	2012	2011(1)	Change	Change
	(dollars in millions)
Total revenue	$1,200	$1,088	$112	10%
Income from continuing operations	$236	$219	$17	8%
Cash provided by operating activities — continuing operations	$190	$129	$61	47%
Total bookings	$972	$1,001	$(29)	(3)%
Subscription and maintenance bookings	$761	$848	$(87)	(10)%
Weighted average subscription and maintenance license agreement duration in years	3.59	3.47	0.12	3%

	First Half Comparison
	Fiscal Year 2012 versus
	Fiscal Year 2011
				Percent
	2012	2011(1)	Change	Change
	(dollars in millions)
Total revenue	$2,363	$2,157	$206	10%
Income from continuing operations	$464	$440	$24	5%
Cash provided by operating activities — continuing operations	$333	$251	$82	33%
Total bookings	$1,837	$1,733	$104	6%
Subscription and maintenance bookings	$1,449	$1,467	$(18)	(1)%
Weighted average subscription and maintenance license agreement duration in years	3.44	3.24	0.20	6%

			Change		Change
	Sept. 30,	March 31,	From	Sept. 30,	From Prior
	2011	2011(1)	Year End	2010(1)	Year Quarter
	(dollars in millions)
Cash, cash equivalents and marketable securities(2)	$2,382	$3,228	$(846)	$2,525	$(143)
Total debt	$1,310	$1,551	$(241)	$1,567	$(257)
Total expected future cash collections from committed contracts(3)	$5,630	$6,043	$(413)	$5,396	$234
Total revenue backlog(3)	$8,067	$8,763	$(696)	$7,773	$294
Total current revenue backlog(3)	$3,546	$3,727	$(181)	$3,418	$128

(1)	Previously reported information has been adjusted to exclude discontinued operations.

(2)	At September 30, 2011, marketable securities was $179 million. At March 31, 2011, marketable securities were $179 million. At September 30, 2010, marketable securities were less than $1 million.

(3)	Refer to the discussion in the “Liquidity and Capital Resources” section of this MD&A for additional information on expected future cash collections from committed contracts, billings backlog and revenue backlog.

Analyses of our performance indicators shown above and Segment performance, including general trends, can be found in the “Results of Operations” and “Liquidity and Capital Resources” sections of this MD&A.
Total Revenue — Total revenue is the amount of revenue recognized during the reporting period from the sale of license, maintenance and professional services agreements. Amounts recognized as subscription and maintenance revenue are recognized ratably over the term of the agreement. Professional services revenue is generally recognized as the services are performed or recognized on a ratable basis over the term of the related software license. Software fees and other revenue generally represents revenue recognized at the inception of a license agreement (up-front basis) and also includes our SaaS revenue, which is recognized as services are provided.
Total Bookings — Total bookings or sales includes the incremental value of all subscription, maintenance and professional service contracts and software fees and other contracts entered into during the reporting period and is generally reflective of the amount of products and services during the period that our customers have agreed to purchase from us. Revenue for bookings attributed to sales of software products for which revenue is recognized on an up-front basis is reflected in the “Software fees and other” line item of our Condensed Consolidated Statements of Operations.
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
Generally, we believe that an increase in the current portion of revenue backlog on a year-over-year basis is a positive indicator of future subscription and maintenance revenue growth due to the high percentage of our revenue that is recognized from license agreements that are already committed and being recognized ratably. Within bookings, we also consider the yield on our renewal portfolio. We define “renewal yield” as the percentage of prior contract value realized from renewals during the period. The baseline for calculating renewal yield is an estimate affected by various factors including contractual renewal terms and other conditions. We estimate the yield based on a review of material transactions representing a substantial majority of the dollar value of renewals during the current period. Year-over-year changes in renewal yield may not be material to year-over-year changes in bookings.
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
Total Revenue Backlog— Total revenue backlog represents the aggregate amount we expect to recognize as revenue in the future as either subscription and maintenance revenue, professional services revenue or software fees and other revenue associated with contractually committed amounts billed or to be billed as of the balance sheet date. Total revenue backlog is composed of amounts recognized as liabilities in our Condensed Consolidated Balance Sheets as deferred revenue (billed or collected) as well as unearned amounts yet to be billed under subscription and maintenance and software fees and other agreements. Classification of amounts as current and non-current depends on when such amounts are expected to be earned and therefore recognized as revenue. Amounts that are expected to be earned and therefore recognized as revenue in 12 months or less are classified as current, while amounts expected to be earned in greater than 12 months are classified as non-current. The portion of the total revenue backlog that relates to subscription and maintenance agreements is recognized as revenue evenly on a monthly basis over the duration of the underlying agreements and is reported as subscription and maintenance revenue in our Condensed Consolidated Statements of Operations.
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

RESULTS OF OPERATIONS
The following table presents revenue and expense line items reported in our Condensed Consolidated Statements of Operations for the first quarter of fiscal 2012 and fiscal 2011 and the period-over-period dollar and percentage changes for those line items. These comparisons of past financial results are not necessarily indicative of future results.

	Second Quarter Comparison - Fiscal Year 2012 versus Fiscal Year 2011
				Percentage
				of	Percentage of
			Dollar	Dollar	Total
			Change	Change	Revenue
	2012	2011(1)	2012/2011	2012/2011	2012	2011
	(dollars in millions)
Revenue
Subscription and maintenance revenue	$1,022	$939	$83	9%	85%	87%
Professional services	96	79	17	22	8	7
Software fees and other	82	70	12	17	7	6

Total revenue	1,200	1,088	112	10	100	100

Expenses
Costs of licensing and maintenance	71	66	5	8	6	6
Cost of professional services	91	75	16	21	8	7
Amortization of capitalized software costs	55	47	8	17	5	4
Selling and marketing	370	300	70	23	31	28
General and administrative	104	113	(9)	(8)	9	10
Product development and enhancements	140	125	15	12	12	11
Depreciation and amortization of other intangible assets	43	45	(2)	(4)	4	4
Other (gains) expenses, net	(7)	15	(22)	NM	(1)	1

Total expenses before interest and income taxes	867	786	81	10	72	72

Income before interest and income taxes	333	302	31	10	28	28
Interest expense, net	6	12	(6)	(50)	1	1

Income before income taxes	327	290	37	13	27	27
Income tax expense	91	71	20	28	8	7

Income from continuing operations	$236	$219	$17	8%	20%	20%

Note	— Amounts may not add to their respective totals due to rounding.

(1)	Previously reported information has been adjusted to exclude discontinued operations.

	First Half Comparison - Fiscal Year 2012 versus Fiscal Year 2011
				Percentage
				of	Percentage of
			Dollar	Dollar	Total
			Change	Change	Revenue
	2012	2011(1)	2012/2011	2012/2011	2012	2011
	(dollars in millions)
Revenue
Subscription and maintenance revenue	$2,029	$1,878	$151	8%	86%	87%
Professional services	186	157	29	18	8	7
Software fees and other	148	122	26	21	6	6

Total revenue	2,363	2,157	206	10	100	100

Expenses
Costs of licensing and maintenance	138	133	5	4	6	6
Cost of professional services	179	146	33	23	8	7
Amortization of capitalized software costs	105	92	13	14	4	4
Selling and marketing	696	590	106	18	29	27
General and administrative	218	230	(12)	(5)	9	11
Product development and enhancements	258	253	5	2	11	12
Depreciation and amortization of other intangible assets	90	89	1	1	4	4
Other expenses, net	4	1	3	NM	—	—

Total expenses before interest and income taxes	1,688	1,534	154	10	71	71

Income before interest and income taxes	675	623	52	8	29	29
Interest expense, net	15	25	(10)	(40)	1	1

Income before income taxes	660	598	62	10	28	28
Income tax expense	196	158	38	24	8	7

Income from continuing operations	$464	$440	$24	5%	20%	20%

Note	— Amounts may not add to their respective totals due to rounding.

(1)	Previously reported information has been adjusted to exclude discontinued operations.
Revenue
Total Revenue
As more fully described below, the increase in total revenue in the second quarter and first half of fiscal 2012 compared with the second quarter and first half of fiscal 2011 was primarily attributable to an increase in subscription and maintenance revenue and to a lesser extent an increase in our software fees and other revenue and professional services revenue. During the second quarter and first half of fiscal 2012, revenue reflected a favorable foreign exchange effect of $50 million and $95 million, respectively, compared with the second quarter and first half of fiscal 2011.
Subscription and Maintenance Revenue
Subscription and maintenance revenue is the amount of revenue recognized ratably during the reporting period from: (i) subscription license agreements that were in effect during the period, generally including maintenance that is bundled with and not separately identifiable from software usage fees or product sales, (ii) maintenance agreements associated with providing customer technical support and access to software fixes and upgrades that are separately identifiable from software usage fees or product sales, and (iii) license agreements bundled with additional products, maintenance or professional services for which VSOE has not been established. These amounts include the sale of products directly by us, as well as by distributors and volume partners, value-added resellers and exclusive representatives to end-users, where the contracts incorporate the right for end-users to receive unspecified future software products, and other contracts entered into in close proximity or contemplation of such agreements. The increase in subscription and maintenance revenue for the second quarter and first half of fiscal 2012 compared with the second quarter and first half of fiscal 2011 was primarily due to revenue associated with a license agreement with one large IT outsourcer for approximately $500 million that was executed in the fourth quarter of fiscal 2011 and to a lesser extent increased revenue in the United States that was recognized in the current period, but was attributable to prior period sales. In addition, for the second quarter and first half of fiscal 2012, there was a favorable foreign exchange effect of $44 million and $84 million, respectively, compared with the comparable prior year periods.
Professional Services
Professional services revenue primarily includes product implementation, consulting, customer training and customer education. Professional services revenue increased in the second quarter and first half of fiscal 2012 compared with the second quarter and first half of fiscal 2011, primarily due to our fiscal 2012 acquisition of Base Technologies.
Software Fees and Other
Software fees and other revenue primarily consists of revenue that is recognized on an up-front basis. This includes revenue associated with Enterprise Solutions segment products sold on an up-front basis directly by our sales force or through transactions with distributors and volume partners, value-added resellers and exclusive representatives (sometimes referred to as our “indirect” or “channel” revenue). It also includes our SaaS revenue, which is recognized as the services are provided rather than up-front. Software fees and other revenue increased in the second quarter and first half of fiscal 2012 compared with the second quarter and first half of fiscal 2011 primarily due to increases of $11 million and $22 million, respectively, in revenue from our SaaS offerings, the majority of which was associated with one of our fiscal 2011 acquisitions that was completed during the second half of fiscal 2011.

Total Revenue by Geography
The following table presents the amount of revenue earned from sales to unaffiliated customers in the United States and international regions and corresponding percentage changes for the second quarter and first half of fiscal 2012 and the second quarter and first half of fiscal 2011.

	Second Quarter Comparison — Fiscal Year 2012
	versus Fiscal Year 2011
					Dollar	Percentage
	2012	%	2011(1)%		Change	Change
					(dollars in millions)
United States	$690	58%	$622	57%	$68	11%
International	510	42%	466	43%	44	9%

	$1,200	100%	$1,088	100%	$112	10%

(1)	Previously reported information has been adjusted to exclude discontinued operations.

	First Half Comparison — Fiscal Year 2012
	versus Fiscal Year 2011
					Dollar	Percentage
	2012	%	2011(1)%		Change	Change
					(dollars in millions)
United States	$1,362	58%	$1,235	57%	$127	10%
International	1,001	42%	922	43%	79	9%

	$2,363	100%	$2,157	100%	$206	10%

(1)	Previously reported information has been adjusted to exclude discontinued operations.
Revenue in the United States increased by $68 million, or 11%, for the second quarter of fiscal 2012 compared with the second quarter of fiscal 2011 primarily due to higher subscription and maintenance revenue, as described above. International revenue increased by $44 million, or 9%, for the second quarter of fiscal 2012 compared with the second quarter of fiscal 2011 due to a favorable foreign exchange effect of $50 million. Excluding the favorable foreign exchange effect, international revenue would have decreased by $6 million, or 1%, primarily as a result of the decline in Europe, Middle East and Africa subscription and maintenance revenue.
Revenue in the United States increased by $127 million, or 10%, for the first half of fiscal 2012 compared with the first half of fiscal 2011 primarily due to higher subscription and maintenance revenue, as described above. International revenue increased by $79 million, or 9%, for the first half of fiscal 2012 compared with the first half of fiscal 2011, due to a favorable foreign exchange effect of $95 million. Excluding the favorable foreign exchange effect, international revenue would have decreased by $16 million, or 2%, primarily as a result of the decline in Europe, Middle East and Africa subscription and maintenance revenue.
Price changes do not have a material effect on revenue in a given period as a result of our ratable subscription model.
Expenses
Operating expenses for the second quarter and first half of fiscal 2012 increased from the second quarter and first half of fiscal 2011 due to an increase in selling and marketing costs and cost of professional services. During the second quarter and first half of fiscal 2012, operating expenses reflected an unfavorable foreign exchange effect of $27 million and $50 million, respectively, compared with the prior comparable periods.
On July 20, 2011, we announced that we would incur a charge in the second quarter of fiscal 2012 in connection with a workforce reduction. The total amount incurred in the second quarter of fiscal 2012 in connection with the Fiscal 2012 Plan was $44 million, of which $27 million is included in “Selling and marketing,” $9 million is included in “Product development and enhancements,” $5 million is included in “General and administrative,” $2 million is included in “Costs of licensing and maintenance” and $1 million is included in “Cost of professional services” on the Condensed Consolidated Statements of Operations. This action is a continuation of the work we have been doing to optimize our business by reallocating resources in connection with our strategy. This workforce reduction is expected to be substantially completed by the end of fiscal 2012. Refer to Note D, “Severance and Exit Costs,” in the Notes to the Condensed Consolidated Financial Statements for additional information.
Costs of Licensing and Maintenance
Costs of licensing and maintenance include technical support, royalties, and other manufacturing and distribution costs. Costs of licensing and maintenance for the second quarter and first half of fiscal 2012 compared with the second quarter and first half of fiscal 2011 increased slightly as a result of an increase in support costs associated with our acquisitions completed within the last 12 months.
Cost of Professional Services
Cost of professional services consists primarily of our personnel-related costs associated with providing professional services and training to customers. For the second quarter of fiscal 2012 compared with the prior year period, cost of professional services increased primarily as a result of our fiscal 2012 acquisition of Base Technologies. For the second quarter of fiscal 2012, margins on professional services remained consistent with the prior comparable period.
For the first half of fiscal 2012 compared with the prior year period, cost of professional services increased primarily as a result of our fiscal 2012 acquisition of Base Technologies and due to an increase in the use of external consultants to expand our capacity and improve the response time to our customers in order to deliver a higher level of customer satisfaction. As a result of the increase in expenses, margins on professional services decreased to 4% in the first half of fiscal 2012 compared with 7% in the first half of fiscal 2011.
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
The increase in amortization of capitalized software costs for the second quarter and first half of fiscal 2012 compared with the second quarter and first half of fiscal 2011 was primarily due to the increase in projects that have reached general availability in recent periods and amortization associated with assets acquired from our recent acquisitions.
Selling and Marketing
Selling and marketing expenses include the costs relating to our sales force, channel partners, corporate and business marketing and customer training programs. For the second quarter of fiscal 2012, the increase in selling and marketing expenses was primarily attributable to an increase in personnel-related costs of $57 million, which includes an unfavorable foreign exchange effect of $9 million compared with the prior comparable period. This increase includes severance costs of $27 million associated with the Fiscal 2012 Plan.
For the first half of fiscal 2012, the increase in selling and marketing expenses was primarily attributable to an increase in personnel-related costs of $84 million, which includes an unfavorable foreign exchange effect of $16 million compared with the prior comparable period, and an increase in commission expense of $15 million. The increase in personnel costs includes severance costs of $27 million associated with the Fiscal 2012 Plan.

General and Administrative
General and administrative expenses include the costs of corporate and support functions, including our executive leadership and administration groups, finance, legal, human resources, corporate communications and other costs such as provisions for doubtful accounts. The decrease in general and administrative expenses for the second quarter and first half of fiscal 2012 compared with the prior year period was primarily attributable to a decrease in consulting costs, which was partially offset by an increase in personnel expenses associated with our fiscal 2012 and fiscal 2011 acquisitions and severance costs of $5 million associated with the Fiscal 2012 Plan.
Product Development and Enhancements
For the second quarter of fiscal 2012 and fiscal 2011, product development and enhancements expenses represented approximately 12% and 11% of total revenue, respectively. For the first half of fiscal 2012 and fiscal 2011, product development and enhancements expenses represented approximately 11% and 12% of total revenue, respectively. The increase in product development and enhancements expenses for the second quarter and first half of fiscal 2012 was primarily due to an increase in personnel-related costs, which includes $9 million of severance costs associated with the Fiscal 2012 Plan.
Depreciation and Amortization of Other Intangible Assets
Depreciation and amortization of other intangible assets for the second quarter and first half of fiscal 2012 compared with the second quarter and first half of fiscal 2011 was relatively consistent between periods.
Other (Gains) Expenses, Net
Other (gains) expenses, net decreased $22 million for the second quarter of fiscal 2012 compared with the second quarter of fiscal 2011. Other (gains) expenses, net includes gains and losses attributable to divested assets, foreign currency exchange rate fluctuations, and certain other items. For the second quarter of fiscal 2012, other (gains) expenses, net included a $6 million gain relating to our foreign exchange derivative contracts. For the second quarter of fiscal 2011, other (gains) expenses, net included a $21 million expense relating to our foreign exchange derivative contracts, partially offset by a $10 million gain associated with the sale of an equity investment.
Other (gains) expenses, net increased $3 million for the first half of fiscal 2012 compared with the first half of fiscal 2011. For the first half of fiscal 2012, other (gains) expenses, net included a $1 million expense relating to our foreign exchange derivative contracts and a $2 million expense in connection with litigation claims. For the first half of fiscal 2011, other (gains) expenses, net included an $8 million expense relating to our foreign exchange derivative contracts and a $6 million expense in connection with litigation claims. These expenses were partially offset by a $10 million gain associated with the aforementioned sale of an equity investment. For the first half of fiscal 2011, we recorded a credit of $2 million related to reductions in estimated severance costs related to the fiscal 2010 restructuring plan and the fiscal 2007 restructuring plan.
Interest Expense, Net
The decrease in interest expense, net, for the second quarter and first half of fiscal 2012 compared with the second quarter and first half of fiscal 2011 was primarily due to the decrease in interest expense resulting from our overall decrease in debt outstanding. During the first quarter of fiscal 2012, we repaid $250 million of our revolving credit facility.

Income Taxes
Income tax expense for the second quarter of fiscal 2012 was $91 million compared with income tax expense of $71 million for the second quarter of fiscal 2011. Income tax expense for the first half of fiscal 2012 was $196 million compared with income tax expense of $158 million for the first half of fiscal 2011.
For the second quarter and first half of fiscal 2012, we recognized a net tax benefit of $15 million and $18 million, respectively, resulting primarily from the recognition of tax benefits related to an investment in a foreign subsidiary. For the second quarter and first half of fiscal 2011, we recognized a net tax benefit of $23 million and $36 million, respectively, resulting primarily from refinements of tax positions taken in prior periods, assertion of affirmative claims in the context of tax audits and the resolutions and accruals of uncertain tax positions relating to non-U.S. jurisdictions.
In April 2011, the U.S. Internal Revenue Service (IRS) completed its examination of our federal income tax returns for the tax years ended March 31, 2005, March 31, 2006 and March 31, 2007 and issued a report of its findings in connection with the examination. We disagree with certain proposed adjustments in the report and we intend to vigorously dispute these matters through applicable IRS and judicial procedures, as appropriate. While we believe that we have recorded reserves sufficient to cover exposures related to these issues, such that the ultimate disposition of this matter will not have a material adverse effect on our consolidated financial position or results of operations, the resolution of such matters involves uncertainties and there are no assurances that the ultimate resolution will not exceed the amounts recorded. We do not believe it is reasonably possible that the amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.
Our effective income tax rate, excluding the impact of discrete items, for the first half of fiscal 2012 and 2011 was 32.4% and 32.5%, respectively. Changes in the anticipated results of our international operations, the outcome of tax audits and any other changes in potential tax liabilities may result in additional tax expense or benefit in future periods, which are not considered in our estimated annual effective tax rate. We do not currently view any such items as individually material to our consolidated financial position or results of operations, the impact of such items may yield additional tax expense or benefit in the remaining quarters of fiscal 2012 and future periods and we are anticipating a fiscal 2012 effective tax rate of approximately 31% to 32%.

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
Segment expenses do not include the following: share-based compensation expense; amortization of purchased software; amortization of other intangible assets; derivative hedging gains and losses; and severance, exit costs and related charges associated with the fiscal 2007 restructuring plan.

Segment information for the three and six months ended September 30, 2011 and 2010 is as follows:

Three Months Ended September 30, 2011	Mainframe	Enterprise
(in millions)	Solutions	Solutions	Services
Revenue	$655	$449	$96
Expenses	308	422	92

Segment profit	$347	$27	$4

Segment operating margin	53%	6%	4%

Six Months Ended September 30, 2011	Mainframe	Enterprise
(in millions)	Solutions	Solutions	Services
Revenue	$1,301	$876	$186
Expenses	584	804	180

Segment profit	$717	$72	$6

Segment operating margin	55%	8%	3%

Three Months Ended September 30, 2010	Mainframe	Enterprise
(in millions)	Solutions	Solutions	Services
Revenue	$615	$394	$79
Expenses	265	362	77

Segment profit	$350	$32	$2

Segment operating margin	57%	8%	3%

Six Months Ended September 30, 2010	Mainframe	Enterprise
(in millions)	Solutions	Solutions `	Services
Revenue	$1,230	$770	$157
Expenses	545	713	151

Segment profit	$685	$57	$6

Segment operating margin	56%	7%	4%
For the second quarter and first half of fiscal 2012, Mainframe Solutions revenue increased $40 million and $71 million, respectively, from the year-ago period primarily due to revenue associated with a license agreement with one large IT outsourcer executed in the fourth quarter of fiscal 2011. The increase for the second quarter and first half of fiscal 2012 was also attributable to revenue recognized from new capacity sales that were primarily sold in the second half of fiscal 2011. For the second quarter and first half of fiscal 2012, Mainframe Solutions revenue reflected a favorable foreign exchange effect of $28 million and $55 million, respectively, compared with the comparable prior year periods. For the second quarter of fiscal 2012, Mainframe Solutions operating margin was unfavorably affected by a $23 million severance charge relating to our Fiscal 2012 Plan. The impact of this charge was partially offset by the benefit of improved revenue performance for the second quarter and first half of fiscal 2012. Mainframe Solutions operating margin for the second quarter of fiscal 2012 was 53% compared with 57% in the second quarter of fiscal 2011. For the first half of fiscal 2012, Mainframe Solutions operating margin remained consistent with the prior comparable period.

For the second quarter of fiscal 2012, Enterprise Solutions revenue increased $55 million from the year-ago period primarily due to growth in subscription and maintenance revenue within our Security and Service Assurance products and our SaaS offerings recognized as software fees and other revenue. For the second quarter of fiscal 2012 Enterprise Solutions revenue reflected a favorable foreign exchange effect of $18 million compared with the prior year period. For the second quarter of fiscal 2012 compared with the second quarter of fiscal 2011, the decrease in Enterprise Solutions profit from $32 million to $27 million and the decrease in operating margin of 8% to 6% was primarily attributable to the Fiscal 2012 Plan charge of $20 million during the second quarter of fiscal 2012, as well as increased investments in our Enterprise Solutions segment.
For the first half of fiscal 2012, Enterprise Solutions revenue increased $106 million from the year-ago period primarily due to growth in subscription and maintenance revenue within our Service Assurance and Security products and our SaaS offerings recognized as software fees and other revenue. For the first half of fiscal 2012 Enterprise Solutions revenue reflected a favorable foreign exchange effect of $32 million compared with the prior year period. For the first half of fiscal 2012 compared with the first half of fiscal 2011, the increase in Enterprise Solutions profit from $57 million to $72 million and the increase in operating margin from 7% to 8% was primarily attributable to the increase in revenue for the first half of fiscal 2012, offset by the Fiscal 2012 Plan charge of $20 million during the second quarter, as well as increased investments in our Enterprise Solutions segment within the first half of fiscal 2012.
For the second quarter of fiscal 2012, Services revenue and expenses compared with the prior year period increased primarily as a result of our fiscal 2012 acquisition of Base Technologies. For the second quarter of fiscal 2012 Services revenue reflected a favorable foreign exchange effect of $4 million compared with the prior year period. For the second quarter of fiscal 2012, Services margins remained consistent with the prior comparable period.
For the first half of fiscal 2012, Services revenue and expenses compared with the prior year period increased as a result of our fiscal 2012 acquisition of Base Technologies and due to an increase in the use of external consultants to expand our capacity and improve the response time to our customers in order to deliver a higher level of customer satisfaction. For the second quarter of fiscal 2012 Services revenue reflected a favorable foreign exchange effect of $8 million compared with the prior year period. As a result of the increase in expenses, Services margins decreased to 3% in the first half of fiscal 2012 as compared with 4% in the first half of fiscal 2011.
Refer to Note Q, “Segment Information,” in the Notes to the Condensed Consolidated Financial Statements for additional information.
Bookings
Total Bookings
For the second quarter of fiscal 2012 and fiscal 2011, total bookings were $972 million and $1,001 million, respectively. The decrease in bookings reflected a decline in subscription and maintenance bookings that was partially offset by an increase in professional services bookings (primarily attributable to our fiscal 2012 acquisition of Base Technologies) and an increase in bookings that are recognized as software fees and other revenue in the current period. Total new product and capacity sales declined by a high single digit percentage from the year-ago period. The decrease in new product sales within the Mainframe and Enterprise Solutions segments was partially offset by the increase in capacity sales within the Mainframe Solutions segment. These sales are reflected in subscription and maintenance bookings. The decrease in Enterprise Solutions segment sales was primarily driven by a decrease in service assurance sales and was subject to a difficult comparison to strong new product sales in the year-ago period, which generally had longer maintenance duration periods.
Bookings in Europe, Middle East and Africa decreased for the second quarter of fiscal 2012 from the year-ago period primarily due to a decrease in renewals. This was partially offset by an increase in total bookings for the United States and Latin America, which was due to an increase in professional services bookings and mainframe capacity sales, offset by a decrease in new product sales.

For the first half of fiscal 2012 and fiscal 2011, total bookings were $1,837 million and $1,733 million, respectively. The increase in bookings reflected an increase in professional services bookings (primarily attributable to our fiscal 2012 acquisition of Base Technologies) and an increase in bookings that are recognized as software fees and other revenue in the current period. This was partially offset by a decrease in subscription and maintenance bookings. Total new product and capacity sales declined by a low single digit percentage from the year-ago period. New product sales within the Enterprise Solutions segment which are reflected in subscription and maintenance bookings decreased and were mostly offset by an increase in capacity sales within the Mainframe Solutions segment. New product sales within the Mainframe Solutions segment were comparable to the year-ago period.
Total bookings in the United States for the first half of fiscal 2012 increased from the first half of fiscal 2011 primarily due to an increase in professional services bookings. Total bookings in Europe, Middle East and Africa for the first half of fiscal 2012 increased from the first half of fiscal 2011 primarily due to an increase in capacity sales within the Mainframe Solutions segment.
Subscription and Maintenance Bookings
For the second quarter of fiscal 2012 and fiscal 2011, subscription and maintenance bookings were $761 million and $848 million, respectively. The decrease in subscription and maintenance bookings was primarily attributable to a decrease in new product sales and renewals within the Mainframe Solutions and Enterprise Solutions segments, partially offset by an increase in capacity sales within the Mainframe Solutions segment. For the first half of fiscal 2012 and fiscal 2011, subscription and maintenance bookings were $1,449 million and $1,467 million, respectively. The decrease in subscription and maintenance bookings was primarily attributable to a decrease in new product sales within the Mainframe Solutions and Enterprise Solutions segments, mostly offset by an increase in capacity sales within the Mainframe Solutions segment.
During the second quarter of fiscal 2012, we renewed a total of 10 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $321 million. During the second quarter of fiscal 2011, we renewed a total of 14 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $361 million.
Generally, quarters with smaller renewal inventories result in a lower level of bookings both because renewal bookings will be reduced and, to a lesser extent, because renewals also remain an important selling opportunity for new products. We previously had expected that renewal bookings for the second quarter would be approximately 35% lower than the year-ago period. Renewal bookings for the second quarter of fiscal 2012, which generally do not include new product and capacity sales and professional services arrangements, decreased 5% primarily due to the timing of renewals, including a large government contract that was renewed in the second quarter of fiscal 2012, which was a quarter earlier than expected. In addition, there was an increase in duration for several transactions that were renewed during the second quarter of fiscal 2012. We now expect our fiscal 2012 renewal portfolio to be lower by approximately 15% compared with fiscal 2011, primarily due to a $500 million renewal contract with a large IT outsourcer, which was executed in the fourth quarter of fiscal 2011. For the second quarter of fiscal 2012, the estimated renewal yield was in the low 90% range.
During the second quarter of fiscal 2012, we continued taking steps to improve our performance in Europe, Middle East and Africa. Some of the steps include: (1) the appointment of a new regional executive with the intent to bring a more disciplined approach to our renewal process; and (2) the remapping of our sales coverage model to better align and focus on countries with the most resilient IT spending. Both these steps are designed to accelerate new product sales and improve account penetration. We believe that over time these steps will help improve performance in Europe, Middle East and Africa, although we also believe that the macro-economic climate will continue to be a challenge in this region.
Annualized subscription and maintenance bookings is an indicator that normalizes the bookings recorded in the current period to account for contract length. It is calculated by dividing the total value of all new subscription and maintenance license agreements entered into during a period by the weighted average subscription and license agreement duration in years for all such subscription and maintenance license agreements recorded during the same period. For the second quarter of fiscal 2012, annualized subscription and maintenance bookings decreased from $244 million in the prior year period to $212 million. The weighted average subscription and maintenance license agreement duration in years increased from 3.47 in the second quarter of fiscal 2011 to 3.59 in the second quarter of fiscal 2012. This increase was primarily attributable to the execution of several license agreement renewals with terms of five years or greater. Although each contract is subject to terms negotiated by the respective parties, we do not currently expect the weighted average subscription and maintenance agreement duration in years to change materially from current levels for end-user contracts.
LIQUIDITY AND CAPITAL RESOURCES
Our cash and cash equivalent balances are held in numerous locations throughout the world, with 66% held in our subsidiaries outside the United States at September 30, 2011. Cash, cash equivalents and marketable securities totaled $2,382 million at September 30, 2011, representing a decrease of $846 million from the March 31, 2011 balance of $3,228 million. The decrease in cash was primarily due to the utilization of cash to acquire our fiscal 2012 acquisitions, repurchases of our common stock and the repayment of our previous revolving credit facility. During the first half of fiscal 2012, there was an $85 million unfavorable translation effect from foreign currency exchange rates on cash held outside the United States in currencies other than the U.S. dollar.
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
Sources and Uses of Cash
Under our subscription and maintenance agreements, customers generally make installment payments over the term of the agreement, often with at least one payment due at contract execution, for the right to use our software products and receive product support, software fixes and new products when available. The timing and actual amounts of cash received from committed customer installment payments under any specific agreement can be affected by several factors, including the time value of money and the customer’s credit rating. Often, the amount received is the result of direct negotiations with the customer when establishing pricing and payment terms. In certain instances, the customer negotiates a price for a single up-front installment payment and seeks its own internal or external financing sources. In other instances, we may assist the customer by arranging financing on its behalf through a third party financial institution. Alternatively, we may decide to transfer our rights to the future committed installment payments due under the license agreement to a third-party financial institution in exchange for a cash payment. Once transferred, the future committed installments are payable by the customer to the third-party financial institution. Whether the future committed installments have been financed directly by the customer with our assistance or by the transfer of our rights to future committed installments to a third-party, such financing agreements may contain limited recourse provisions with respect to our continued performance under the license agreements. Based on our historical experience, we believe that any liability that we may incur as a result of these limited recourse provisions will be immaterial.
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
For the second quarter of fiscal 2012, gross receipts related to single installments for the entire contract value, or a substantial portion of the contract value, were $100 million compared with $124 million in the second quarter of fiscal 2011.
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

	Sept. 30,	March 31,	Sept. 30,
(Amounts in millions)	2011	2011	2010(1)

Billings backlog:
Amounts to be billed — current	$2,171	$2,234	$1,963
Amounts to be billed — noncurrent	2,858	2,960	2,736

Total billings backlog	$5,029	$5,194	$4,699

Revenue backlog:
Revenue to be recognized within the next 12 months — current	$3,546	$3,727	$3,418
Revenue to be recognized beyond the next 12 months — noncurrent	4,521	5,036	4,355

Total revenue backlog	$8,067	$8,763	$7,773

Deferred revenue (billed or collected)	$3,038	$3,569	$3,074
Unearned revenue yet to be billed	5,029	5,194	4,699

Total revenue backlog	$8,067	$8,763	$7,773

Note:	Revenue backlog includes deferred subscription and maintenance, professional services and software fees and other revenue.

(1)	Previously reported information has been adjusted to exclude discontinued operations.
We can also estimate the total cash to be collected in the future from committed contracts, referred to as our “Expected future cash collections,” by adding the total billings backlog to the trade accounts receivable, which represent amounts already billed but not collected, from our Condensed Consolidated Balance Sheets.

	Sept. 30,	March 31,	Sept. 30,
(Amounts in millions)	2011	2011	2010(1)

Expected future cash collections:
Total billings backlog	$5,029	$5,194	$4,699
Trade accounts receivable, net	601	849	697

Total expected future cash collections	$5,630	$6,043	$5,396

(1)	Previously reported information has been adjusted to exclude discontinued operations.
The decreases in our total revenue and billings backlogs as well as our expected future cash collections at September 30, 2011 compared with March 31, 2011 were driven by the decrease in committed value associated with customer contracts, which are typically lower in the first half when compared to the second half of a fiscal year. Revenue to be recognized in the next 12 months decreased by 5% at September 30, 2011 compared with March 31, 2011.
The increases in our total revenue and billings backlogs as well as our expected future cash collections at September 30, 2011 compared with September 30, 2010 were driven by the increase in committed value associated with customer contracts. Total revenue backlog increased 4% at September 30, 2011 compared with September 30, 2010. Excluding the effect of foreign exchange total revenue backlog increased 4% at September 30, 2011 compared with September 30, 2010. Revenue to be recognized in the next 12 months increased by 4% at September 30, 2011 compared with September 30, 2010. This increase includes revenue to be recognized in future periods attributable to a license agreement with one large IT outsourcer for approximately $500 million that was executed in the fourth quarter of fiscal 2011. This license agreement extends through fiscal year 2016. Excluding the effect of foreign exchange, revenue to be recognized in the next 12 months increased by 3% at September 30, 2011 compared with September 30, 2010.
Generally, we believe that an increase in the current portion of revenue backlog on a year-over-year basis is a positive indicator of future subscription and maintenance revenue growth.
Cash Generated by Operating Activities

	Second Quarter of Fiscal		Change
	2012	2011(1)	2012/ 2011
		(in millions)
Cash collections from billings(2)	$978	$903	$75
Vendor disbursements and payroll(2)	(768)	(709)	(59)
Income tax (payments) receipts, net	(23)	(47)	24
Other disbursements, net(3)	3	(18)	21

Cash generated by continuing operating activities	$190	$129	$61

(1)	Previously reported information has been adjusted to exclude discontinued operations.

(2)	Amounts include VAT and sales taxes.

(3)	Amounts include interest, severance and exit costs and miscellaneous receipts and disbursements.

	First Half of Fiscal		Change
	2012	2011(1)	2012/ 2011
		(in millions)
Cash collections from billings(2)	$2,240	$2,015	$225
Vendor disbursements and payroll(2)	(1,655)	(1,573)	(82)
Income tax (payments) receipts, net	(221)	(134)	(87)
Other disbursements, net(3)	(31)	(57)	26

Cash generated by continuing operating activities	$333	$251	$82

(1)	Previously reported information has been adjusted to exclude discontinued operations.

(2)	Amounts include VAT and sales taxes.

(3)	Amounts include interest, severance and exit costs and miscellaneous receipts and disbursements.
Second Quarter Comparison — Fiscal Year 2012 versus Fiscal Year 2011
Operating Activities:
Cash generated by continuing operating activities for the second quarter of fiscal 2012 was $190 million, representing an increase of $61 million compared with the second quarter of fiscal 2011. The increase was primarily due to an increase in cash collections on trade receivables and a decrease in cash paid for income taxes. These increases were offset by increases in other disbursements of $38 million.
Investing Activities:
Cash used in investing activities for the second quarter of fiscal 2012 was $393 million, compared with $62 million for the second quarter of fiscal 2011. The increase in cash used in investing activities was primarily due to the increase in cash paid for acquisitions of $321 million, which includes $37 million in payments of previously accrued acquisition related costs from prior period acquisitions, and an increase of $15 million in capitalized software development costs.

Financing Activities:
Cash used in financing activities for the second quarter of fiscal 2012 was $228 million compared with $124 million in the second quarter of fiscal 2011. The increase in cash used in financing activities was primarily due to the increase of $100 million in common shares repurchased during the second quarter of fiscal 2012, compared with the second quarter of fiscal 2011.
First Half Comparison — Fiscal Year 2012 versus Fiscal Year 2011
Operating Activities:
Cash generated by continuing operating activities for the first half of fiscal 2012 was $333 million, representing an increase of $82 million compared with the first half of fiscal 2011. The increase was primarily due to an increase in cash collections on trade receivables, offset by an increase in income tax payments of $87 million and an increase in other disbursements of $56 million.
Investing Activities:
Cash used in investing activities for the first half of fiscal 2012 was $500 million compared with $154 million for the first half of fiscal 2011. The increase in cash used in investing activities was primarily due to the increase in cash paid for acquisitions of $341 million, which includes $43 million in payments of previously accrued acquisition related costs from prior period acquisitions, and an increase of $23 million in capitalized software development costs. Cash used in investing activities for the first half of fiscal 2011 included a $15 million equity investment in Watermark Medical, Inc., a privately-held medical products and services company.
Financing Activities:
Cash used in financing activities for the first half of fiscal 2012 was $581 million compared with $199 million in the first half of fiscal 2011. The increase in cash used in financing activities was primarily due to the repayment of $250 million under our revolving credit facility due August 2012 and an increase in common shares repurchased of $198 million, offset by an increase in borrowing positions outstanding of $61 million relating to our notional pooling arrangement.
Debt Obligations
As of September 30, 2011 and March 31, 2011, our debt obligations consisted of the following:

	September 30,	March 31,
	2011	2011
	(in millions)
Revolving credit facility due August 2012	$—	$$250
Revolving credit facility due August 2016	—	—
5.375% Senior Notes due November 2019	750	750
6.125% Senior Notes due December 2014, net of unamortized premium from fair value hedge of $30 and $15	530	515
Other indebtedness, primarily capital leases	36	42
Unamortized discount for Notes	(6)	(6)

Total debt outstanding	1,310	1,551

Less the current portion	(18)	(269)

Total long-term debt portion	$1,292	$1,282

Our debt obligations at September 30, 2011 decreased by $241 million compared with March 31, 2011. This decrease was primarily a result of our repayment of the outstanding revolving credit facility balance of $250 million, offset by the fair value adjustment of $15 million relating to our interest rates swaps on our 6.125% Senior Notes due December 2014.

In August 2011, the Company terminated the revolving credit facility due August 2012 and entered into a new revolving credit facility due August 2016. The maximum committed amount available under the revolving credit facility due August 2016 is $1 billion. The facility also provides the Company with an option to increase the available credit by up to $500 million. This option is subject to certain conditions and the agreement of the facility lenders. There are no outstanding borrowings at September 30, 2011.
Refer to Note I, “Debt,” in the Notes to the Condensed Consolidated Financial Statements for additional information.
Other Indebtedness
We have available an unsecured and uncommitted multi-currency line of credit to meet short-term working capital needs for our subsidiaries operating outside the United States. We use guarantees and letters of credit issued by financial institutions to guarantee performance on certain contracts. At September 30, 2011 and March 31, 2011, approximately $53 million and $55 million, respectively, was pledged in support of bank guarantees and other local credit lines and none of these arrangements had been drawn down by third parties.
We use a notional pooling arrangement with an international bank to help manage global liquidity requirements. Under this pooling arrangement, the Company and its participating subsidiaries may maintain either cash deposit or borrowing positions through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Because it maintains a security interest in the cash deposits, and has the right to offset the cash deposits against the borrowings, the bank provides us and our participating subsidiaries favorable interest terms on both. At September 30, 2011 and March 31, 2011, the borrowing positions outstanding under this cash pooling arrangement were as follows:

	September 30,	March 31,
	2011	2011
	(in millions)
Borrowings	$164	$$260
Repayments	(97)	(260)
Foreign currency exchange effect	(6)	—

Total borrowing positions outstanding(1)	$61	$—

(1)	Included in the “Accrued expenses and other current liabilities” line item on the Company’s Condensed Consolidated Balance Sheet.
For additional information concerning our debt obligations, refer to our Consolidated Financial Statements and Notes thereto included in our 2011 Form 10-K.
Effect of Exchange Rate Changes
There was an $85 million unfavorable impact to our cash balances in the first half of fiscal 2012 predominantly due to the strengthening of the U.S. dollar against the South African rand (20%), the Brazilian real (15%), the Swedish krona (9%), the Canadian dollar (8%), the Australian dollar (7%) and the euro (6%).
There was a $32 million favorable impact to our cash balances in the first half of fiscal 2011 predominantly due to the weakening of the U.S. dollar against the euro (1%), the Australian dollar (5%) and the Brazilian real (6%).
CRITICAL ACCOUNTING POLICIES AND BUSINESS PRACTICES
The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. Our estimates form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in our 2011 Form 10-K under Management’s Discussion and Analysis of Financial Condition and Results of Operations. At September 30, 2011, there has been no material change to this information.
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
As disclosed above, in the first quarter of fiscal 2012, the Company changed its operating segments under ASC 280, “Segment Reporting.” This change in segments gave rise to changes in the Company’s internal control over financial reporting that included the implementation of control procedures to address the completeness, accuracy and consistency of the processing of our business transactions to derive the segment information disclosed in our financial statements. The Company expects that further changes to internal control over financial reporting associated with our segment reporting will continue through the fourth quarter of fiscal 2012 as these procedures are further improved and enhanced.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Refer to Note L, “Commitments and Contingencies,” in the Notes to the Condensed Consolidated Financial Statements for information regarding certain legal proceedings, the contents of which are herein incorporated by reference.
Item 1A. RISK FACTORS
Current and potential stockholders should consider carefully the risk factors described in more detail in our 2011 Form 10-K. We believe that as of September 30, 2011, there has been no material change to this information, except as noted below. Any of these factors, or others, many of which are beyond our control, could materially adversely affect our business, financial condition, operating results, cash flow and stock price.
Failure by us to effectively execute on our announced workforce reductions could result in total costs that are greater than expected or revenues that are less than anticipated.
We have announced workforce reductions and other cost reduction initiatives to reallocate resources to growth areas of our business as part of our strategy. We may have further workforce reductions in the future. Risks associated with these actions and other workforce management issues include delays in implementation, changes in plans that increase or decrease the number of employees affected, adverse effects on employee morale and the failure to meet operational targets due to the loss of employees, any of which may impair our ability to achieve anticipated cost reductions or may otherwise harm our business, which could materially adversely affect our financial condition, operating results and cash flow.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth, for the months indicated, our purchases of common stock in the second quarter of fiscal year 2012:
ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate
			Total Number	Dollar Value of
			of Shares	Shares that
			Purchased as	May Yet Be
	Total Number	Average	Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans
Period	Purchased	per Share	or Programs	or Programs
	(amounts in thousands, except average price paid per share)
July 1, 2011 - July 31, 2011	1,808	$22.51	1,808	$591,100
August 1, 2011 - August 31, 2011	4,680	$19.91	4,680	$497,921
September 1, 2011 - September 30, 2011	3,258	$20.29	3,258	$431,807

Total	9,746		9,746

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

Under these programs, we repurchased approximately 9.7 million shares of our common stock for approximately $200 million during the second quarter of fiscal 2012. At September 30, 2011 we remain authorized to repurchase approximately $432 million of common stock.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. REMOVED AND RESERVED
Item 5. OTHER INFORMATION
None.

Item 6. EXHIBITS

Regulation S-K
Exhibit Number
3.1		Amended and Restated Certificate of Incorporation.	Filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K dated March 6, 2006.*

3.2		By-Laws of the Company, as amended.	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 23, 2007.*

10.1	**	Letter dated April 26, 2011 from the Company to Peter Griffiths regarding terms of employment.	Filed herewith.

10.2	**	Schedules A, B, and C (as amended) to CA, Inc. Change in Control Severance Policy.	Filed herewith.

10.3	**	CA, Inc. 2011 Incentive Plan.	Filed as Exhibit B to the Company’s definitive Proxy Statement filed June 10, 2011.*

10.4	**	Form of Award Agreement under the CA, Inc. 2011 Incentive Plan — Restricted Stock Units.	Filed herewith.

10.5	**	Form of Award Agreement under the CA, Inc. 2011 Incentive Plan — Restricted Stock Awards.	Filed herewith.

10.6	**	Form of Award Agreement under the CA, Inc. 2011 Incentive Plan — Restricted Stock Awards (special retirement vesting).	Filed herewith.

10.7	**	Form of Award Agreement under the CA, Inc. 2011 Incentive Plan — Nonqualified Stock Options.	Filed herewith.

10.8	**	CA, Inc. 2012 Employee Stock Purchase Plan.	Filed as Exhibit C to the Company’s definitive Proxy Statement filed June 10, 2011.*

10.9		Credit Agreement dated August 19, 2011.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 19, 2011.*

12.1		Statement of Ratios of Earnings to Fixed Charges.	Filed herewith.

15		Accountants’ acknowledgment letter.	Filed herewith.

31.1		Certification of the Principal Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2		Certification of the Principal Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32		Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

Regulation S-K
Exhibit Number
101	The following financial statements from CA, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended, September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language):	Filed herewith.

(i) Unaudited Condensed Consolidated Balance Sheets —September 30, 2011 and March 31, 2011.

(ii) Unaudited Condensed Consolidated Statements of Operations — Three and Six Months Ended September 30, 2011 and 2010.

(iii) Unaudited Condensed Consolidated Statements of Cash Flows — Six Months Ended September 30, 2011 and 2010.

(iv) Notes to Unaudited Condensed Consolidated Financial Statements — September 30, 2011.

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

Dated: October 27, 2011