Form 10-Q/A
period 2011-09-30
CA, INC.
filed 2011-10-28
CIK 356028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note
CA, Inc. (the “Company”) is filing this Amendment No. 1 to Form 10-Q for the fiscal quarter ended September 30, 2011, which was filed with the Securities and Exchange Commission on October 27, 2011 (the “Form 10-Q”). The certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (the “906 Certification”) filed as Exhibit 32 to the Form 10-Q incorrectly referred to the quarter ended June 30, 2011 rather than the quarter ended September 30, 2011. At the time of the filing of the Form 10-Q with the Securities and Exchange Commission, the Company was in possession of a manually-signed 906 Certification that correctly referred to the quarter ended September 30, 2011. The sole purpose of this amendment is to correct the error in the 906 Certification.
Except for the updated certifications of our Chief Executive Officer and Chief Financial Officer, this Amendment No. 1 to Form 10-Q does not modify or update other disclosures in, or exhibits to, the Form 10-Q.

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

Dated: October 28, 2011