Form 10-Q
period 2011-12-31
CA, INC.
filed 2012-01-25
CIK 356028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

(Check one):

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding
Common Stock par value $0.10 per share	as of January 17, 2012 485,644,527

CA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

CA, Inc.:

We have reviewed the condensed consolidated balance sheet of CA, Inc. and subsidiaries as of December 31, 2011, the related condensed consolidated statements of operations for the three-month and nine-month periods ended December 31, 2011 and 2010, and the related condensed consolidated statements of cash flows for the nine-month periods ended December 31, 2011 and 2010. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

/s/ KPMG LLP

New York, New York January 25, 2012

Item 1.

CA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share amounts)

	December 31, 2011	March 31, 2011
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,358	$3,049
Marketable securities – current	102	75
Trade accounts receivable, net	840	849
Deferred income taxes – current	158	246
Other current assets	146	152

TOTAL CURRENT ASSETS	3,604	4,371
Marketable securities – noncurrent	79	104
Property and equipment, net of accumulated depreciation of $692 and $632, respectively	387	437
Goodwill	5,856	5,688
Capitalized software and other intangible assets, net	1,426	1,284
Deferred income taxes – noncurrent	175	284
Other noncurrent assets, net	264	246

TOTAL ASSETS	$11,791	$12,414

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt and loans payable	$18	$269
Accounts payable	86	100
Accrued salaries, wages and commissions	297	293
Accrued expenses and other current liabilities	408	395
Deferred revenue (billed or collected) – current	2,270	2,600
Taxes payable, other than income taxes payable – current	75	75
Federal, state and foreign income taxes payable – current	103	124
Deferred income taxes – current	44	68

TOTAL CURRENT LIABILITIES	3,301	3,924
Long-term debt, net of current portion	1,291	1,282
Federal, state and foreign income taxes payable – noncurrent	436	414
Deferred income taxes – noncurrent	62	64
Deferred revenue (billed or collected) – noncurrent	854	969
Other noncurrent liabilities	119	141

TOTAL LIABILITIES	6,063	6,794

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 10,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock, $0.10 par value, 1,100,000,000 shares authorized; 589,695,081 and 589,695,081 shares issued; 479,918,453 and 502,299,607 shares outstanding, respectively	59	59
Additional paid-in capital	3,593	3,615
Retained earnings	4,771	4,106
Accumulated other comprehensive loss	(131)	(65)
Treasury stock, at cost, 109,776,628 shares and 87,395,474 shares, respectively	(2,564)	(2,095)

TOTAL STOCKHOLDERS’ EQUITY	5,728	5,620

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,791	$12,414

See accompanying Notes to the Condensed Consolidated Financial Statements.

CA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in millions, except per share amounts)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2011	2010	2011	2010
REVENUE
Subscription and maintenance revenue	$1,006	$974	$3,035	$2,852
Professional services	103	88	289	245
Software fees and other	154	82	302	204

TOTAL REVENUE	1,263	1,144	3,626	3,301

EXPENSES
Costs of licensing and maintenance	69	74	207	207
Cost of professional services	91	77	270	223
Amortization of capitalized software costs	59	52	164	144
Selling and marketing	342	341	1,038	931
General and administrative	113	114	331	344
Product development and enhancements	126	110	384	363
Depreciation and amortization of other intangible assets	44	47	134	136
Other expenses (gains), net	6	(3)	10	(2)

TOTAL EXPENSES BEFORE INTEREST AND INCOME TAXES	850	812	2,538	2,346

Income from continuing operations before interest and income taxes	413	332	1,088	955
Interest expense, net	9	10	24	35

Income from continuing operations before income taxes	404	322	1,064	920
Income tax expense	141	126	337	284

INCOME FROM CONTINUING OPERATIONS	263	196	727	636
Income from discontinued operations, net of income taxes	—	4	13	3

NET INCOME	$263	$200	$740	$639

BASIC INCOME PER SHARE
Income from continuing operations	$0.54	$0.38	$1.46	$1.24
Income from discontinued operations	—	0.01	0.03	—

Net income	$0.54	$0.39	$1.49	$1.24

Basic weighted average shares used in computation	483	505	492	507
DILUTED INCOME PER SHARE
Income from continuing operations	$0.54	$0.38	$1.46	$1.24
Income from discontinued operations	—	0.01	0.02	—

Net income	$0.54	$0.39	$1.48	$1.24

Diluted weighted average shares used in computation	484	506	493	508

See accompanying Notes to the Condensed Consolidated Financial Statements.

CA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in millions)

	For the Nine Months Ended December 31,
	2011	2010
OPERATING ACTIVITIES FROM CONTINUING OPERATIONS:
Net income	$740	$639
(Income) loss from discontinued operations	(13)	(3)

Income from continuing operations	727	636
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	298	280
Provision for deferred income taxes	78	187
Provision for bad debts	(3)	5
Share-based compensation expense	61	61
Asset impairments and other non-cash items	15	—
Foreign currency transaction (gains) losses	(4)	3
Changes in other operating assets and liabilities, net of effect of acquisitions:
Decrease in trade accounts receivable, net	12	105
Decrease in deferred revenue	(389)	(304)
Decrease in taxes payable, net	(33)	(82)
Decrease in accounts payable, accrued expenses and other	(34)	(22)
Increase (decrease) in accrued salaries, wages and commissions	5	(97)
Changes in other operating assets and liabilities	(4)	(29)

NET CASH PROVIDED BY OPERATING ACTIVITIES – CONTINUING OPERATIONS	729	743
INVESTING ACTIVITIES FROM CONTINUING OPERATIONS:
Acquisitions of businesses, net of cash acquired, and purchased software	(373)	(252)
Purchases of property and equipment	(53)	(73)
Cash proceeds from divestiture of assets	7	13
Capitalized software development costs	(137)	(116)
Purchases of marketable securities	(102)	(168)
Proceeds from the sale of marketable securities	27	—
Maturities of marketable securities	72	—
Other investing activities	(1)	(17)

NET CASH USED IN INVESTING ACTIVITIES – CONTINUING OPERATIONS	(560)	(613)
FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:
Dividends paid	(75)	(61)
Purchases of common stock	(553)	(188)
Debt borrowings	240	—
Debt repayments	(371)	(9)
Exercise of common stock options and other	12	7

NET CASH USED IN FINANCING ACTIVITIES – CONTINUING OPERATIONS	(747)	(251)
Effect of exchange rate changes on cash	(96)	40

NET CHANGE IN CASH AND CASH EQUIVALENTS – CONTINUING OPERATIONS	(674)	(81)
CASH USED IN OPERATING ACTIVITIES – DISCONTINUED OPERATIONS	(21)	—
CASH PROVIDED BY INVESTING ACTIVITIES – DISCONTINUED OPERATIONS	4	16

NET EFFECT OF DISCONTINUED OPERATIONS ON CASH AND CASH EQUIVALENTS	(17)	16
DECREASE IN CASH AND CASH EQUIVALENTS	(691)	(65)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,049	2,583

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,358	$2,518

See accompanying Notes to the Condensed Consolidated Financial Statements.

CA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(unaudited)

NOTE A – ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited Condensed Consolidated Financial Statements of CA, Inc. (Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP), as defined in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 270, for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011 (2011 Form 10-K).

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

Operating results for the three and nine months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012.

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

Cash and Cash Equivalents: The Company’s cash and cash equivalents are held in numerous locations throughout the world, with approximately 64% being held by the Company’s foreign subsidiaries outside the United States at December 31, 2011.

Fair Value Measurements: Fair value is the price that would be received for an asset or the amount paid to transfer a liability in an orderly transaction between market participants. The Company is required to classify certain assets and liabilities based on the following fair value hierarchy:

•	Level 1: Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

•

Level 2: Quoted prices for identical assets and liabilities in markets that are not active, or quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly; and

•	Level 3: Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

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

Statements of Cash Flows: For the nine months ended December 31, 2011 and 2010, interest payments, net were approximately $56 million and $67 million, respectively, and income taxes paid were approximately $252 million and $161 million, respectively.

CA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(unaudited)

The Company uses a notional pooling arrangement with an international bank to help manage global liquidity requirements. Under this pooling arrangement, the Company and its participating subsidiaries may maintain either cash deposit or borrowing positions through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Because the bank maintains a security interest in the cash deposits, and has the right to offset the cash deposits against the borrowings, the bank provides the Company and its participating subsidiaries favorable interest terms on both cash deposits and borrowings. At December 31, 2011, while the overall pool was positive, there was approximately $120 million of borrowing positions outstanding under this cash pooling arrangement which is included in the “Accrued expenses and other current liabilities” line item on the Company’s Condensed Consolidated Balance Sheet. Borrowings and repayments were approximately $240 million and $112 million, respectively, for the nine months ended December 31, 2011. At March 31, 2011, there were no borrowings outstanding under the cash pooling arrangement.

Non-cash financing activities for the nine months ended December 31, 2011 and 2010 consisted of treasury shares issued in connection with the following: share-based incentive awards granted under the Company’s equity compensation plans of approximately $54 million (net of approximately $26 million of taxes withheld) and $63 million (net of approximately $27 million of taxes withheld), respectively; and discretionary stock contributions to the CA, Inc. Savings Harvest Plan of approximately $13 million and $25 million, respectively.

NOTE B – ACQUISITIONS

Acquisitions of businesses are accounted for as purchases and, accordingly, their results of operations have been included in the Company’s Condensed Consolidated Financial Statements since the respective dates of the acquisitions. The purchase price for each of the Company’s acquisitions is allocated to the assets acquired and liabilities assumed from the acquired entity.

In August 2011, the Company acquired 100% of the voting equity interest of Interactive TKO, Inc. (ITKO), a privately held provider of service simulation solutions for developing applications in composite and cloud environments. The acquisition expands solutions the Company offers enterprises and service providers for using and providing cloud computing to deliver business services. The total purchase price of the acquisition was approximately $316 million.

The pro forma effects of the Company’s fiscal year 2012 acquisitions to the Company’s revenues and results of operations during fiscal year 2011 and 2012 were considered immaterial. The purchase price allocation of the Company’s fiscal year 2012 acquisitions is as follows:

(dollars in millions)	ITKO Acquisition(2)	Other Acquisitions	Estimated Useful Life
Finite-lived intangible assets(1)	$16	$11	3-15 years
Purchased software	190	8	7 years
Goodwill	160	20	Indefinite
Deferred tax assets/(liabilities)	(70)	(3)	—
Other assets net of other liabilities assumed(3)	20	3	—

Purchase Price	$316	$39

(1)	Includes customer relationships and trade names.
(2)	Purchase price allocation is preliminary due to ongoing analysis to determine the fair value of acquired intangibles and the tax basis of acquired assets and liabilities.
(3)	Includes approximately $20 million of cash acquired relating to ITKO.

Transaction costs for acquisitions were immaterial. The excess purchase price over the estimated value of the net tangible and identifiable intangible assets was recorded to goodwill. The preliminary allocation of a significant portion of the purchase price to goodwill was predominantly due to synergies the Company expects from marketing and integration with other products of the Company and intangible assets that are not separable, such as assembled workforce and going concern. The goodwill relating to the Company’s second quarter fiscal year 2012 acquisition of ITKO is not expected to be deductible for tax purposes. A majority of the goodwill relating to the Company’s other fiscal year 2012 acquisitions is expected to be deductible for tax purposes.

CA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(unaudited)

The Company’s acquisitions during the first three quarters of fiscal year 2011 were considered immaterial, both individually and in the aggregate, compared with the results of the Company’s operations. Therefore, purchase accounting and pro forma disclosures are not presented.

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

(dollars in millions)	Arcot	Estimated Useful Life
Finite-lived intangible assets(1)	$39	2-5 years
Purchased software	86	10 years
Goodwill	62	Indefinite
Deferred tax assets/(liabilities)	(3)	—
Other assets net of other liabilities assumed	13	—

Purchase Price	$197

(1)	Includes customer relationships and trade names.

The Company had liabilities of approximately $39 million and $77 million at December 31, 2011 and March 31, 2011, respectively, related to purchase price amounts withheld subject to indemnification protections.

NOTE C – DIVESTITURES

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

Nine Months Ended December 31, 2011
(in millions)
Subscription and maintenance revenue	$15

Total revenue	$15

Loss from operations of discontinued components, net of tax benefit of $6 million	$(10)
Gain on disposal of discontinued components, net of taxes	23

Income from discontinued operations, net of taxes	$13

CA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(unaudited)

The income (loss) from discontinued components, relating to both the Internet Security business and the sale of the Company’s Information Governance business for the three and nine months ended December 31, 2010 consists of the following:

	Three Months Ended December 31, 2010	Nine Months Ended December 31, 2010
	(in millions)
Subscription and maintenance revenue	$21	$67
Professional services	—	1

Total revenue	$21	$68

Income from operations of discontinued components, net of tax expense of $2 million and $5 million, respectively	$4	$8
Loss on disposal of discontinued components, net of taxes	—	(5)

Income (loss) from discontinued operations, net of taxes	$4	$3

NOTE D – SEVERANCE AND EXIT COSTS

Fiscal 2012 workforce reduction: The Fiscal 2012 workforce reduction plan (Fiscal 2012 Plan) was announced in July 2011 and consisted of a workforce reduction of approximately 400 positions.

This action is part of the Company’s efforts to reallocate resources and divest nonstrategic parts of the business. The total amounts incurred with respect to severance under the Fiscal 2012 Plan were $44 million, of which approximately $27 million is included in “Selling and marketing,” $9 million is included in “Product development and enhancements,” $5 million is included in “General and administrative,” $2 million is included in “Costs of licensing and maintenance” and $1 million is included in “Cost of professional services” on the Condensed Consolidated Statements of Operations. Actions under the Fiscal 2012 Plan are expected to be substantially completed by the end of fiscal year 2012.

Fiscal 2010 restructuring plan: The Fiscal 2010 restructuring plan (Fiscal 2010 Plan) was announced in March 2010 and consisted of a workforce reduction of approximately 1,000 positions and global facilities consolidations. These actions were intended to better align the Company’s cost structure with the skills and resources required to more effectively pursue opportunities in the marketplace and execute the Company’s long-term growth strategy. The total amounts incurred with respect to severance and facilities abandonment under the Fiscal 2010 Plan were $43 million and $2 million, respectively. Actions under the Fiscal 2010 Plan were substantially completed by the end of fiscal year 2011.

Fiscal 2007 restructuring plan: In August 2006, the Company announced the Fiscal 2007 restructuring plan (Fiscal 2007 Plan) to significantly improve the Company’s expense structure and increase its competitiveness. The Fiscal 2007 Plan consisted of a workforce reduction of approximately 3,100 employees, global facilities consolidations and other cost reductions. The total amounts incurred with respect to severance and facilities abandonment under the Fiscal 2007 Plan were $220 million and $119 million, respectively. Actions under the Fiscal 2007 Plan were substantially completed by the end of fiscal year 2010.

CA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(unaudited)

Accrued severance and exit costs at December 31, 2011 and changes in the accruals during the nine months ended December 31, 2011 and 2010 associated with the Fiscal 2012, Fiscal 2010 and Fiscal 2007 Plans were as follows:

Fiscal 2012 Plan	Severance
(in millions)
Accrued balance at March 31, 2011	$—
Activity for the nine months ended December 31, 2011
Expense	49
Change in estimate	(5)
Payments	(25)
Accretion and other	—

Accrued balance at December 31, 2011	$19

Fiscal 2010 Plan	Severance	Facilities Abandonment
	(in millions)
Accrued balance at March 31, 2010	$46	$2
Activity for the nine months ended December 31, 2010
Change in estimate	(3)	—
Payments	(34)	—
Accretion and other	(1)	—

Accrued balance at December 31, 2010	$8	$2

Accrued balance at March 31, 2011	$4	$1
Activity for the nine months ended December 31, 2011
Change in estimate	(1)	—
Payments	(3)	—

Accrued balance at December 31, 2011	$—	$1

Fiscal 2007 Plan	Severance	Facilities Abandonment
	(in millions)
Accrued balance at March 31, 2010	$8	$60
Activity for the nine months ended December 31, 2010
Change in estimate	1	1
Payments	(4)	(14)
Accretion and other	—	1

Accrued balance at December 31, 2010	$5	$48

Accrued balance at March 31, 2011	$4	$46
Activity for the nine months ended December 31, 2011
Change in estimate	—	—
Payments	(2)	(8)
Accretion and other	—	1

Accrued balance at December 31, 2011	$2	$39

CA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(unaudited)

The severance liability is included in the “Accrued salaries, wages and commissions” line item on the Condensed Consolidated Balance Sheets. The facilities abandonment liability is included in the “Accrued expenses and other current liabilities” and “Other noncurrent liabilities” line items on the Condensed Consolidated Balance Sheets. The Fiscal 2010 Plan and Fiscal 2007 Plan costs are included in the “Other expenses (gains), net” line item on the Condensed Consolidated Statements of Operations.

Accretion and other includes accretion of the Company’s lease obligations related to facilities abandonment as well as changes in the assumptions related to future sublease income. These costs are included in the “General and administrative” expense line item on the Condensed Consolidated Statements of Operations.

NOTE E – MARKETABLE SECURITIES

At December 31, 2011, available-for-sale securities consisted of the following:

	December 31, 2011 (in millions)
	Aggregate Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. Treasury and agency securities	$55	$—	$—	$55
Municipal securities	2	—	—	2
Corporate debt securities	124	—	—	124

	$181	$—	$—	$181

At December 31, 2011, the Company did not have any debt securities that were in a continuous unrealized loss position for greater than 12 months. Proceeds from the sale of marketable securities and realized gains and realized losses for the nine months ended December 31, 2011 were approximately $27 million and less than $1 million, respectively. At December 31, 2011, $102 million of marketable securities had scheduled maturities of less than one year, and approximately $79 million had maturities of greater than one year but not exceeding three years.

At March 31, 2011, available-for-sale securities consisted of the following:

	March 31, 2011 (in millions)
	Aggregate Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. Treasury and agency securities	$60	$—	$—	$60
Municipal securities	2	—	—	2
Corporate debt securities	117	—	—	117

	$179	$—	$—	$179

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

December 31, 2011

(unaudited)

NOTE F – TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable, net represents amounts due from the Company’s customers and is presented net of allowance for doubtful accounts. These balances include revenue recognized in advance of customer billings but do not include unbilled contractual commitments executed under license agreements. The components of “Trade accounts receivable, net” were as follows:

	December 31, 2011	March 31, 2011
	(in millions)
Accounts receivable – billed	$765	$758
Accounts receivable – unbilled	70	86
Other receivables	21	27
Less: Allowance for doubtful accounts	(16)	(22)

Trade accounts receivable, net	$840	$849

NOTE G – GOODWILL, CAPITALIZED SOFTWARE AND OTHER INTANGIBLE ASSETS

The gross carrying amounts and accumulated amortization for capitalized software and other intangible assets at December 31, 2011 were approximately $7,763 million and $6,337 million, respectively. These amounts include fully amortized intangible assets of approximately $5,686 million, which were composed of purchased software of approximately $4,731 million, internally developed software products of approximately $552 million and other identified intangible assets subject to amortization of approximately $403 million. The gross carrying amounts and accumulated amortization for identified intangible assets that were not fully amortized were as follows:

	At December 31, 2011
	Gross Amortizable Assets	Accumulated Amortization	Net Assets
	(in millions)
Purchased software products	$897	$203	$694
Capitalized development cost and other intangibles:
Internally developed software products	771	242	529
Other identified intangible assets subject to amortization	409	206	203

Total capitalized software and other intangible assets	$2,077	$651	$1,426

CA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(unaudited)

The gross carrying amounts and accumulated amortization for capitalized software and other intangible assets at March 31, 2011 were approximately $7,417 million and $6,133 million, respectively. These amounts included fully amortized assets of approximately $5,290 million, which were composed of purchased software of approximately $4,662 million, internally developed software products of approximately $508 million and other identified intangible assets subject to amortization of approximately $120 million. The gross carrying amounts and accumulated amortization for identified intangible assets that were not fully amortized were as follows:

	At March 31, 2011
	Gross Amortizable Assets	Accumulated Amortization	Net Assets
	(in millions)
Purchased software products Capitalized development cost and other intangibles:	$768	$198	$570
Internally developed software products	693	205	488
Other identified intangible assets subject to amortization	652	440	212
Other identified intangible assets not subject to amortization	14	—	14

Total capitalized software costs and other intangible assets	$2,127	$843	$1,284

Based on the capitalized software and other identified intangible assets recorded through December 31, 2011, the projected annual amortization expense for fiscal year 2012 and over the next four fiscal years is expected to be as follows:

	Year Ended March 31,
	2012	2013	2014	2015	2016
	(in millions)
Capitalized software:
Purchased	$103	$106	$98	$87	$86
Internally developed	115	143	128	103	72
Other identified intangible assets subject to amortization	65	54	48	40	26

Total	$283	$303	$274	$230	$184

Goodwill activity for the nine months ended December 31, 2011 was as follows:

(in millions)
Balance at March 31, 2011	$5,688
Revisions to purchase price allocation of prior year acquisitions	(2)

Balance at March 31, 2011 as revised	5,686
Amounts allocated to loss on discontinued operations	(7)
Acquisitions	180
Foreign currency translation adjustment	(3)

Balance at December 31, 2011	$5,856

CA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(unaudited)

NOTE H – DEFERRED REVENUE

The components of “Deferred revenue (billed or collected) – current” and “Deferred revenue (billed or collected) – noncurrent” at December 31, 2011 and March 31, 2011 were as follows:

	December 31, 2011	March 31, 2011
	(in millions)
Current:
Subscription and maintenance	$2,108	$2,444
Professional services	149	145
Financing obligations and other	13	11

Total deferred revenue (billed or collected) – current	$2,270	$2,600

Noncurrent:
Subscription and maintenance	$822	$940
Professional services	30	27
Financing obligations and other	2	2

Total deferred revenue (billed or collected) - noncurrent	$854	$969

Total deferred revenue (billed or collected)	$3,124	$3,569

NOTE I – DEBT

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

Advances under the revolving credit facility bear interest at a rate dependent on the Company’s credit ratings at the time of such borrowings and are calculated according to a Base Rate or a Eurocurrency Rate, as the case may be, plus an applicable margin. The Company must also pay facility commitment fees quarterly on the full revolving credit commitment at rates dependent on the Company’s credit ratings.

At December 31, 2011, there were no outstanding borrowings under the revolving credit facility due August 2016 and, based on the Company’s current credit ratings, the rates applicable to the facility at December 31, 2011 were as follows:

Applicable margin on Base borrowing	0.25%
Applicable margin on Eurocurrency borrowing	1.10%
Facility commitment fee	0.15%

The interest rate that would have applied at December 31, 2011 to a borrowing under the revolving credit facility due August 2016 would have been 3.50% for Base Rate borrowings and 1.40% for Eurocurrency Rate borrowings. The Company capitalized the transaction fees of approximately $2 million associated with the revolving credit facility due August 2016. These fees are being amortized to “Interest expense, net” in the Condensed Consolidated Statements of Operations.

CA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(unaudited)

The revolving credit facility due August 2016 contains customary covenants for borrowings of this type, including two financial covenants: (i) for the 12 months ending each quarter-end, the ratio of consolidated debt for borrowed money to consolidated cash flow, each as defined in the facility Credit Agreement, must not exceed 4.00 to 1.00; and (ii) for the 12 months ending at any date, the ratio of consolidated cash flow to the sum of interest payable on, and amortization of debt discount in respect of, all consolidated debt for borrowed money, as defined in the facility Credit Agreement, must not be less than 3.50 to 1.00. At December 31, 2011, the Company was in compliance with all covenants.

In addition, future borrowings under the revolving credit facility require, at the date of a borrowing, that (i) no event of default shall have occurred and be continuing and (ii) the Company reaffirm the representations and warranties it made in the facility Credit Agreement.

NOTE J – DERIVATIVES

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

At December 31, 2011, the fair value of these derivatives was an asset of approximately $27 million, of which approximately $10 million is included in “Other current assets” and approximately $17 million is included in “Other noncurrent assets, net” in the Company’s Condensed Consolidated Balance Sheet.

At March 31, 2011, the fair value of these derivatives was an asset of approximately $15 million, of which approximately $11 million is included in “Other current assets” and approximately $4 million is included in “Other noncurrent assets, net” in the Company’s Condensed Consolidated Balance Sheet.

During fiscal year 2009, the Company entered into interest rate swaps with a total notional value of $250 million to hedge a portion of its variable interest rate payments on its revolving credit facility. The amount of loss reclassified from “Accumulated other comprehensive income” into “Interest expense, net” in the Company’s Condensed Consolidated Statements of Operations was approximately $1 million and $4 million for the three and nine months ended December 31, 2010, respectively. These derivatives were designated as cash flow hedges and matured in October 2010.

Foreign currency contracts: The Company enters into foreign currency option and forward contracts to manage foreign currency risks. The Company has not designated its foreign exchange derivatives as hedges. Accordingly, changes in fair value from these contracts are recorded as “Other expenses (gains), net” in the Company’s Condensed Consolidated Statements of Operations. At December 31, 2011, foreign currency contracts outstanding consisted of purchase and sales contracts with a total notional value of approximately $826 million and durations of less than three months. The net fair value of these contracts at December 31, 2011 was approximately $10 million, of which approximately $16 million is included in “Other current assets” and approximately $6 million is included in “Accrued expenses and other current liabilities” in the Company’s Condensed Consolidated Balance Sheet. The net fair value of these contracts at March 31, 2011 was approximately $6 million, of which approximately $7 million is included in “Other current assets” and approximately $1 million is included in “Accrued expenses and other current liabilities” in the Company’s Condensed Consolidated Balance Sheet.

CA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(unaudited)

A summary of the effect of the interest rate and foreign exchange derivatives on the Company’s Condensed Consolidated Statements of Operations is as follows:

Location of Amounts Recognized	Amount of Net (Gain)/Loss Recognized in the Condensed Consolidated Statements of Operations (in millions)
	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010
Interest expense, net – interest rate swaps designated as cash flow hedges	$—	$1
Interest expense, net – interest rate swaps designated as fair value hedges	$(3)	$(3)
Other expenses (gains), net – foreign currency contracts	$8	$1

Location of Amounts Recognized	Amount of Net (Gain)/Loss Recognized in the Condensed Consolidated Statements of Operations (in millions)
	Nine Months Ended December 31, 2011	Nine Months Ended December 31, 2010
Interest expense, net – interest rate swaps designated as cash flows hedges	$—	$4
Interest expense, net – interest rate swaps designated as fair value hedges	$(9)	$(9)
Other expenses (gains), net – foreign currency contracts	$9	$9

The Company is subject to collateral security arrangements with most of its major counterparties. These arrangements require the Company to hold or post collateral when the derivative fair values exceed contractually established thresholds. The aggregate fair values of all derivative instruments under these collateralized arrangements were in a net asset position at December 31, 2011 and March 31, 2011. The Company posted no collateral at December 31, 2011 or March 31, 2011. Under these agreements, if the Company’s credit ratings had been downgraded one rating level, the Company would still not have been required to post collateral.

CA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(unaudited)

NOTE K – FAIR VALUE MEASUREMENTS

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2011 and March 31, 2011:

	At December 31, 2011				At March 31, 2011
	Fair Value Measurement Using Input Types		Estimated Fair Value		Fair Value Measurement Using Input Types		Estimated Fair Value
(in millions)	Level 1	Level 2	Total		Level 1	Level 2	Total
Assets:
Money market funds	$1,365	$—	$1,365	(1)	$2,009	$—	$2,009	(2)
Marketable securities(3)	—	181	181		—	179	179
Foreign exchange derivatives(4)	—	16	16		—	7	7
Interest rate derivatives(4)	—	27	27		—	15	15

Total Assets	$1,365	$224	$1,589		$2,009	$201	$2,210

Liabilities:
Foreign exchange derivatives(4)	$—	$6	$6		$—	$1	$1

Total Liabilities	$—	$6	$6		$—	$1	$1

(1)

At December 31, 2011, the Company had approximately $1,315 million and $50 million of investments in money market funds classified as “Cash and cash equivalents” and “Other noncurrent assets, net” for restricted cash amounts, respectively, on its Condensed Consolidated Balance Sheet.

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

At December 31, 2011 and March 31, 2011, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

CA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(unaudited)

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis at December 31, 2011 and March 31, 2011:

	At December 31, 2011		At March 31, 2011
	(in millions)		(in millions)
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Liabilities:
Total debt(1)	$1,309	$1,412	$1,551	$1,619
Facilities abandonment reserve(2)	$42	$49	$52	$59

(1)

Estimated fair value of total debt was based on quoted prices for similar liabilities for which significant inputs are observable except for certain long-term lease obligations, for which fair value approximates carrying value.

(2)

Estimated fair value for the facilities abandonment reserve was determined using the Company’s current incremental borrowing rate. At December 31, 2011 and March 31, 2011, the facilities abandonment reserve included approximately $11 million and $15 million, respectively, in “Accrued expenses and other current liabilities” and approximately $31 million and $37 million, respectively, in “Other noncurrent liabilities” on the Company’s Condensed Consolidated Balance Sheets.

The carrying values of financial instruments classified as current assets and current liabilities, such as cash and cash equivalents, accounts payable, accrued expenses, and short-term debt, approximate fair value due to the short-term maturity of the instruments. The fair values of total debt, including current maturities, have been based on quoted market prices.

NOTE L – COMMITMENTS AND CONTINGENCIES

The Company, various subsidiaries, and certain current and former officers have been named as defendants in various lawsuits and claims arising in the normal course of business. The Company believes that it has meritorious defenses in connection with these lawsuits and claims, and intends to vigorously contest each of them.

Based on the Company’s experience, management believes that the damages amounts claimed in a case are not a meaningful indicator of the potential liability. Claims, suits, investigations and proceedings are inherently uncertain and it is not possible to predict the ultimate outcome of cases.

In the opinion of the Company’s management based upon information currently available to the Company, while the outcome of these lawsuits and claims is uncertain, the likely results of these lawsuits and claims against the Company, either individually or in the aggregate, are not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows, although the effect could be material to the Company’s results of operations or cash flows for any interim reporting period.

The Company is obligated to indemnify its officers and directors under certain circumstances to the fullest extent permitted by Delaware law. As a part of that obligation, the Company has advanced and will continue to advance certain attorneys’ fees and expenses incurred by current and former officers and directors in various lawsuits and investigations.

NOTE M – STOCKHOLDERS’ EQUITY

Stock Repurchases: On May 12, 2011, the Company’s Board of Directors approved a stock repurchase program that authorized the Company to acquire up to an additional $500 million of its common stock. At December 31, 2011, the Company remained authorized to purchase up to approximately $232 million of additional shares of common stock under its stock repurchase programs. During the nine months ended December 31, 2011, the Company repurchased approximately 25.7 million shares of its common stock for approximately $550 million, which included shares repurchased under both of the Company’s previously authorized share repurchase programs.

CA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(unaudited)

Comprehensive Income: Comprehensive income includes net income, unrealized gains on cash flow hedges, unrealized gains and losses on marketable securities and foreign currency translation adjustments. The components of comprehensive income for the three and nine months ended December 31, 2011 and 2010 are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
	(in millions)
Net income	$263	$200	$740	$639
Net unrealized gain on cash flow hedges, net of tax	—	—	—	2
Foreign currency translation adjustments	2	9	(66)	49

Total comprehensive income	$265	$209	$674	$690

Cash Dividends: The Company’s Board of Directors declared the following dividends during the nine months ended December 31, 2011 and 2010:

Nine Months Ended December 31, 2011:

(in millions, except per share amounts)

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
May 12, 2011	$0.05	May 23, 2011	$25	June 16, 2011
August 3, 2011	$0.05	August 16, 2011	$25	September 14, 2011
November 9, 2011	$0.05	November 22, 2011	$25	December 14, 2011

Nine Months Ended December 31, 2010:

(in millions, except per share amounts)

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
May 12, 2010	$0.04	May 31, 2010	$21	June 16, 2010
July 28, 2010	$0.04	August 9, 2010	$20	August 19, 2010
December 2, 2010	$0.04	December 13, 2010	$20	December 22, 2010

NOTE N – INCOME FROM CONTINUING OPERATIONS PER COMMON SHARE

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

CA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(unaudited)

The following table presents basic and diluted income from continuing operations per common share information for the three and nine months ended December 31, 2011 and 2010.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
	(in millions, except per share amounts)
Basic income from continuing operations per common share:
Income from continuing operations	$263	$196	$727	$636
Less: Income from continuing operations allocable to participating securities	(3)	(2)	(9)	(7)

Income from continuing operations allocable to common shares	$260	$194	$718	$629

Weighted-average common shares outstanding	483	505	492	507
Basic income from continuing operations per common share	$0.54	$0.38	$1.46	$1.24
Diluted income from continuing operations per common share:
Income from continuing operations	$263	$196	$727	$636
Less: Income from continuing operations allocable to participating securities	(3)	(2)	(9)	(7)

Income from continuing operations allocable to common shares	$260	$194	$718	$629

Weighted average shares outstanding and common share equivalents
Weighted average common shares outstanding	483	505	492	507
Weighted average effect of share-based payment awards	1	1	1	1

Denominator in calculation of diluted income per share	484	506	493	508

Diluted income from continuing operations per common share	$0.54	$0.38	$1.46	$1.24

For the three months ended December 31, 2011 and 2010, respectively, approximately 6 million and 5 million shares of Company common stock underlying restricted stock awards and options to purchase common stock were excluded from the calculation because their effect on income per share was anti-dilutive during the respective periods.

For the nine months ended December 31, 2011 and 2010, respectively, approximately 6 million and 8 million restricted stock awards and options to purchase common stock were excluded from the calculation because their effect on income per share was anti-dilutive during the respective periods.

Weighted average restricted stock awards of approximately 6 million and 6 million for the three and nine months ended December 31, 2011 and 2010, respectively, were considered participating securities in the calculation of net income available to common stockholders.

CA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(unaudited)

NOTE O – ACCOUNTING FOR SHARE-BASED COMPENSATION

The Company recognized share-based compensation in the following line items on the Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
	(in millions)
Costs of licensing and maintenance	$—	$1	$2	$3
Cost of professional services	1	1	3	3
Selling and marketing	9	8	25	23
General and administrative	5	7	17	17
Product development and enhancements	5	4	14	15

Share-based compensation expense before tax	20	21	61	61
Income tax benefit	(6)	(7)	(20)	(20)

Net share-based compensation expense	$14	$14	$41	$41

The following table summarizes information about unrecognized share-based compensation costs at December 31, 2011:

	Unrecognized Compensation Costs	Weighted Average Period Expected to be Recognized
	(in millions)	(in years)
Stock option awards	$5	2.1
Restricted stock units	14	2.0
Restricted stock awards	64	1.9
Performance share units	28	2.6

Total unrecognized share-based compensation costs	$111	2.1

There were no capitalized share-based compensation costs for the three and nine months ended December 31, 2011 or 2010.

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

CA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(unaudited)

For the nine months ended December 31, 2011 and 2010, the Company issued options for approximately 0.6 million shares and 1.2 million shares, respectively. The weighted average fair values and assumptions used for the options granted were as follows:

	Nine Months Ended December 31,
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

(2)	The risk-free rate for periods within the contractual term of the stock options is based on the U.S. Treasury yield curve in effect at the time of grant.
(3)	The Company’s computation of expected life was determined based on the simplified method (the average of the vesting period and option term).

The table below summarizes all of the RSUs and RSAs, including grants made pursuant to the long-term incentive plans discussed above, granted during the three and nine months ended December 31, 2011 and 2010:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2011		2010		2011	2010
	(shares in millions)
RSUs
Shares	—	(1)	—	(1)	0.7	0.6
Weighted Avg. Grant Date Fair Value (2)	$20.19		$21.69		$24.04	$21.30
RSAs
Shares	0.1		—	(1)	3.7	4.7
Weighted Avg. Grant Date Fair Value (3)	$20.40		$22.19		$24.49	$21.39

(1)	Less than 0.1 million.
(2)

The fair value is based on the quoted market value of the Company’s common stock on the grant date reduced by the present value of dividends expected to be paid on the Company’s common stock prior to vesting of the RSUs, which is calculated using a risk free interest rate.

(3)	The fair value is based on the quoted market value of the Company’s common stock on the grant date.

Employee Stock Purchase Plan: At the Company’s August 3, 2011 Annual Meeting of Stockholders, the Company’s 2012 Employee Stock Purchase Plan (ESPP) was approved. The ESPP offer period is semi-annual and allows participants to purchase the Company’s common stock at 95% of the closing price of the stock on the last day of the plan period. A total of 30,000,000 shares may be issued under the ESPP. Shares will not be issued until the end of the first offer period, which occurs at the end of the first quarter of fiscal year 2013.

NOTE P – INCOME TAXES

Income tax expense for the three and nine months ended December 31, 2011 was $141 million and $337 million, respectively, compared with the three and nine months ended December 31, 2010 of $126 million and $284 million, respectively.

For the three and nine months ended December 31, 2011, the Company recognized a net tax expense of approximately $10 million and a net tax benefit of approximately $8 million, respectively, resulting primarily from international tax rate changes and the recognition of tax benefits related to an investment in a foreign subsidiary.

CA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(unaudited)

For the three and nine months ended December 31, 2010, the Company recognized a net tax expense of approximately $26 million and a net tax benefit of approximately $10 million, respectively, resulting primarily from refinements of tax positions taken in prior periods, assertion of affirmative claims in the context of tax audits, the resolutions and accruals of uncertain tax positions relating to non-U.S. jurisdictions, and the retroactive reinstatement in December 2010 of the research and development tax credit in the United States.

In April 2011, the U.S. Internal Revenue Service (IRS) completed its examination of the Company’s federal income tax returns for the tax years ended March 31, 2005, March 31, 2006 and March 31, 2007 and issued a report of its findings in connection with the examination. The Company disagrees with certain proposed adjustments in the report and is vigorously disputing these matters through the IRS appellate process. While the Company believes that it has recorded reserves sufficient to cover exposures related to these issues, such that the ultimate disposition of this matter will not have a material adverse effect on the Company’s consolidated financial position or results of operations, the resolution of such matters involves uncertainties and there are no assurances that the ultimate resolution will not exceed the amounts recorded. The Company does not believe it is reasonably possible that the amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company’s effective income tax rate, excluding the impact of discrete items, for the nine months ended December 31, 2011 and December 31, 2010 was 32.4% and 31.9%, respectively. Changes in the anticipated results of the Company’s international operations, the outcome of tax audits and any other changes in potential tax liabilities may result in additional tax expense or benefit in future periods, which are not considered in the Company’s estimated annual effective tax rate. While the Company does not currently view any such items as individually material to the results of the Company’s consolidated financial position or results of operations, the impact of such items may yield additional tax expense or benefit in the remaining quarter of fiscal year 2012 and future periods and the Company is anticipating a fiscal year 2012 effective tax rate of approximately 31% to 32%.

NOTE Q – SEGMENT INFORMATION

In the first quarter of fiscal year 2012, the Company changed the internal reporting used by its Chief Executive Officer for evaluating segment performance and allocating resources. The new reporting disaggregates the Company’s operations into Mainframe Solutions, Enterprise Solutions and Services segments, and represented a change in the Company’s operating segments under ASC 280, “Segment Reporting.” Prior to fiscal year 2012, the Company reported and managed its business based on a single operating segment under ASC 280.

The Company’s Mainframe Solutions and Enterprise Solutions operating segments comprise its software business organized by the nature of the Company’s software offerings and the product hierarchy in which the platform operates. The Services operating segment comprises implementation, consulting, education and training services, including those directly related to the Mainframe Solutions and Enterprise Solutions software that the Company sells to its customers.

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

December 31, 2011

(unaudited)

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

During the first nine months of fiscal year 2012, the Company incurred severance costs associated with the Fiscal 2012 Plan, of which $23 million, $20 million and $1 million were assigned to the Mainframe Solutions, Enterprise Solutions and Services segments, respectively. See Note D, “Severance and Exit Costs,” for additional information.

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

CA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(unaudited)

The Company’s segment information for the three and nine months ended December 31, 2011 and 2010 is as follows:

Three Months Ended December 31, 2011 (in millions)	Mainframe Solutions	Enterprise Solutions	Services	Total
Revenue	$682	$478	$103	$1,263
Expenses	277	419	92	788

Segment profit	$405	$59	$11	$475

Segment operating margin	59%	12%	11%	38%
Depreciation and amortization	$25	$35	$—	$60

Reconciliation of segment profit to income from continuing operations before income taxes for the three months ended December 31, 2011:

Segment profit	$475
Less:
Purchased software amortization	27
Other intangibles amortization	16
Share-based compensation expense	20
Other unallocated operating gains, net(1)	(1)
Interest expense, net	9

Income from continuing operations before income taxes	$404

(1)	Other unallocated operating gains, net consists of restructuring costs associated with the Company’s Fiscal 2007 Plan, foreign exchange derivative (gains) losses, and other miscellaneous costs.

CA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(unaudited)

Nine Months Ended December 31, 2011 (in millions)	Mainframe Solutions	Enterprise Solutions	Services	Total
Revenue	$1,983	$1,354	$289	$3,626
Expenses	861	1,223	272	2,356

Segment profit	$1,122	$131	$17	$1,270

Segment operating margin	57%	10%	6%	35%
Depreciation and amortization	$74	$98	$—	$172

Reconciliation of segment profit to income from continuing operations before income taxes for the nine months ended December 31, 2011:

Segment profit	$1,270
Less:
Purchased software amortization	76
Other intangibles amortization	50
Share-based compensation expense	61
Other unallocated operating gains, net(1)	(5)
Interest expense, net	24

Income from continuing operations before income taxes	$1,064

(1)	Other unallocated operating gains, net consists of restructuring costs associated with the Company’s Fiscal 2007 Plan, foreign exchange derivative (gains) losses, and other miscellaneous costs.

CA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(unaudited)

Three Months Ended December 31, 2010 (in millions)	Mainframe Solutions	Enterprise Solutions	Services	Total
Revenue	$628	$428	$88	$1,144
Expenses	289	391	79	759

Segment profit	$339	$37	$9	$385

Segment operating margin	54%	9%	10%	34%
Depreciation and amortization	$26	$32	$—	$58

Reconciliation of segment profit to income from continuing operations before income taxes for the three months ended December 31, 2010:

Segment profit	$385
Less:
Purchased software amortization	23
Other intangibles amortization	18
Share-based compensation expense	21
Other unallocated operating gains, net(1)	(9)
Interest expense, net	10

Income from continuing operations before income taxes	$322

(1)	Other unallocated operating gains, net consists of restructuring costs associated with the Company’s Fiscal 2007 Plan, foreign exchange derivative (gains) losses, and other miscellaneous costs.

CA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(unaudited)

Nine Months Ended December 31, 2010 (in millions)	Mainframe Solutions	Enterprise Solutions	Services	Total
Revenue	$1,858	$1,198	$245	$3,301
Expenses	834	1,104	230	2,168

Segment profit	$1,024	$94	$15	$1,133

Segment operating margin	55%	8%	6%	34%
Depreciation and amortization	$77	$85	$—	$162

Reconciliation of segment profit to income from continuing operations before income taxes for the nine months ended December 31, 2010:

Segment profit	$1,133
Less:
Purchased software amortization	67
Other intangibles amortization	51
Share-based compensation expense	61
Other unallocated operating gains, net(1)	(1)
Interest expense, net	35

Income from continuing operations before income taxes	$920

(1)	Other unallocated operating gains, net consists of restructuring costs associated with the Company’s Fiscal 2007 Plan, foreign exchange derivative (gains) losses, and other miscellaneous costs.

The table below summarizes the Company’s revenue from the United States and from international (i.e., non-U.S.) locations:

(in millions)	Three Months Ended December 31, 2011	Nine Months Ended December 31, 2011	Three Months Ended December 31, 2010	Nine Months Ended December 31, 2010
United States	$745	$2,107	$639	$1,874
International	518	1,519	505	1,427

Total revenue	$1,263	$3,626	$1,144	$3,301

CA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(unaudited)

NOTE R – SUBSEQUENT EVENTS

On January 24, 2012, the Company announced that the Board of Directors approved a capital allocation program that targets the return of up to $2.5 billion to the Company’s stockholders through fiscal year 2014. The capital allocation program includes a planned increase in the Company’s annual dividend from $0.20 to $1.00 per share of common stock and the authorization for the Company to acquire up to $1.5 billion of its common stock, including $232 million remaining at December 31, 2011 under the Company’s current share repurchase authorization. The Company has declared a quarterly dividend of $0.25 per share of common stock for the fourth quarter of fiscal year 2012.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statement

This Quarterly Report on Form 10-Q (Form 10-Q) contains certain forward-looking information relating to CA, Inc. (the “Company,” “Registrant,” “CA Technologies,” “CA,” “we,” “our” or “us”), that is based on the beliefs of, and assumptions made by, our management as well as information currently available to management. When used in this Form 10-Q,words like “believes,” “plans,” “anticipates,” “expects,” “estimates,” “targets” and similar expressions are intended to identify forward-looking information. Such information includes, for example, the statements made in this Management Discussion and Analysis of Financial Condition and Results of Operations (MD&A), but also appears in other parts of this Form 10-Q. This forward-looking information reflects our current views with respect to future events and is subject to certain risks, uncertainties, and assumptions.

The declaration and payment of future dividends is subject to the determination of the Company’s Board of Directors, in its sole discretion, after considering various factors, including the Company’s financial condition, historical and forecast operating results, and available cash flow, as well as any applicable laws and contractual covenants and any other relevant factors. The Company’s practice regarding payment of dividends may be modified at any time and from time to time.

Repurchases under the Company’s stock repurchase program are expected to be made with cash on hand and may be made from time to time, subject to market conditions and other factors, in the open market, through solicited or unsolicited privately negotiated transactions or otherwise. The program, which is authorized through fiscal year 2014, does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company’s discretion.

A number of important factors could cause actual results or events to differ materially from those indicated by such forward-looking statements, including: the ability to achieve success in the Company’s strategy by, among other things, increasing sales in new and emerging enterprises and markets, enabling the sales force to sell new products, improving the Company’s brand in the marketplace and ensuring the Company’s set of cloud computing, Software-as-a-Service and other new offerings address the needs of a rapidly changing market, while not adversely affecting the demand for the Company’s traditional products or its profitability; global economic factors or political events beyond the Company’s control; general economic conditions and credit constraints, or unfavorable economic conditions in a particular region, industry or business sector; failure to expand partner programs; the ability to adequately manage and evolve financial reporting and managerial systems and processes; acquisition opportunities that may or may not arise; the ability to integrate acquired companies and products into existing businesses; competition in product and service offerings and pricing; the ability to retain and attract qualified key personnel; the ability to adapt to rapid technological and market changes; the ability of the Company’s products to remain compatible with ever-changing operating environments; access to software licensed from third parties; use of software from open source code sources; discovery of errors in the Company’s software and potential product liability claims; significant amounts of debt and possible future credit rating changes; the failure to protect the Company’s intellectual property rights and source code; fluctuations in the number, terms and duration of our license agreements as well as the timing of orders from customers and channel partners; reliance upon large transactions with customers; risks associated with sales to government customers; breaches of the Company’s software products and the Company’s and customers’ data centers and IT environments; third-party claims of intellectual property infringement or royalty payments; fluctuations in foreign currencies; failure to effectively execute the Company’s workforce reductions; successful outsourcing of various functions to third parties; potential tax liabilities; and other factors described more fully in this Form 10-Q and the Company’s other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties occur, or should our assumptions prove incorrect, actual results may vary materially from those described in this Form 10-Q as believed, planned, anticipated, expected, estimated, or targeted. We do not intend to update these forward-looking statements, except as otherwise required by law. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. This MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements. References in this Form 10-Q to fiscal 2012 and fiscal 2011 are to our fiscal years ending on March 31, 2012 and 2011, respectively.

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

In the third quarter of fiscal 2012, we started rebalancing our sales force to add new quota carrying sales representatives in order to increase our focus on selling new products to new customers. Their compensation structure is designed to reward new business with new customers to the Company – some of these in new geographies, driving new product sales and improving penetration of our acquisition products, particularly in markets outside the United States.

On January 24, 2012, we announced that our Board of Directors has approved a capital allocation program that targets the return of up to $2.5 billion to shareholders through the fiscal year ending March 31, 2014. This includes a planned increase in the annual dividend from $0.20 to $1.00 per share of common stock and authorizes us to acquire up to $1.5 billion of our common stock, including $232 million remaining at December 31, 2011 under our current share repurchase authorization. We have declared a quarterly dividend of $0.25 per share of common stock for the fourth quarter of fiscal year 2012 and a total of $500 million of the planned repurchase is expected to be an accelerated share repurchase under an agreement executed in the fourth quarter of fiscal 2012. The timing and amount of share repurchases will be determined by our management based on evaluation of market conditions, trading price, legal requirements, and other factors.

As our business strategy has evolved, our management also looks within bookings at total new product and capacity sales, which we define as sales of products or mainframe capacity that are new or in addition to products or mainframe capacity previously contracted for by a customer. The amount of new product and capacity sales for a period, as currently tracked by us, requires estimation by management and has not been historically reported. Within a given period, the amount of new product and capacity sales may not be material to the change in our total bookings or revenue compared with prior periods. New product and capacity sales can be reflected as subscription and maintenance bookings in the period (for which revenue would be recognized ratably over the term of the contract) or in software fees and other bookings (which are recognized as software fees and other revenue in the current period).

In the first quarter of fiscal 2012, we changed our internal reporting used by our Chief Executive Officer for evaluating segment performance and allocating resources. The new reporting disaggregates our operations into three segments, two software segments and one service segment, which are described as follows:

•

Mainframe Solutions – Our Mainframe Solutions segment addresses the mainframe market and is focused on making significant investments in order to be innovative in key management disciplines across our broad portfolio of products. Ongoing development is guided by customer needs, our cross-enterprise management philosophy and our Mainframe 2.0 strategy, which offers management capabilities designed to appeal to the next generation of mainframe staff while also offering productivity improvements to today’s mainframe experts. Our mainframe business assists customers by addressing three major challenges: lowering costs, providing high service levels by sustaining critical workforce skills and increasing agility to help deliver on business goals.

•

Enterprise Solutions – Our Enterprise Solutions segment includes products that operate on non-mainframe platforms, such as service assurance, security (identity and access management), project and portfolio management, service management, virtualization and service automation, SaaS, and cloud offerings. Our offerings help customers address their regulatory compliance demands, privacy needs, and internal security policies. Enterprise Solutions also focuses on delivering growth to the Company in the form of new customer acquisitions and revenue, while leveraging non-traditional routes-to-market and delivery models.

•

Services – Our Services segment offers implementation, consulting, education and training services to customers, which is intended to promote a seamless customer experience and to increase the value that customers realize from our solutions.

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

Total revenue for the third quarter of fiscal 2012 increased 10% to $1,263 million compared with $1,144 million in the year-ago period. The increase in revenue was primarily attributable to an increase in our software fees and other revenue and an increase in subscription and maintenance revenue. The increase in software fees and other revenue was primarily due to a $39 million license fee received as a final payment pursuant to a litigation settlement with Rocket Software, Inc. Revenue increased 8% from existing products and services and 2% from acquired technologies (which we define as technology acquired within the prior 12 months). The effect of foreign currency exchange rates was not material for the third quarter of fiscal 2012.

Total bookings in the third quarter of fiscal 2012 increased 1% from the year-ago period to $1,284 million primarily due to the license fee received as final payment, referenced above, and to a lesser extent due to the increase in our bookings associated with our fiscal 2012 acquisitions of Base Technologies and Interactive TKO, Inc. (ITKO). These increases were partially offset by a decrease in new product sales within our Enterprise Solutions segment and mainframe capacity sales. Renewal bookings for the third quarter of fiscal 2012, which generally do not include new product and capacity sales and professional services arrangements, increased 1% for the third quarter of fiscal 2012. Total new product and capacity sales have increased by a low single digit percentage from the year-ago period. This increase was primarily the result of an increase in new product sales within the Mainframe Solutions segment (primarily attributable to the license fee received as final payment), offset by a decrease in mainframe capacity and sales of Enterprise Solutions new products. For the third quarter of fiscal 2012 compared with the third quarter of fiscal 2011, there was an increase in license agreement duration due to several transactions that were renewed during the quarter with contract terms greater than five years. We continue to expect our fiscal 2012 renewal portfolio to be approximately 15% lower than fiscal 2011. For the third quarter of fiscal 2012, renewal yield was slightly below 90%. During the quarter, we executed an agreement with an entity that had merged with another customer which caused an unusually low yield that affected this metric. Excluding this agreement, renewal yield would have been in the mid 90% range.

Total expense before interest and income taxes of $850 million for the third quarter of fiscal 2012 grew 5%, compared with $812 million in the year-ago period. Operating expenses for the third quarter of fiscal 2012 compared with the third quarter of fiscal 2011 increased primarily due to the increase in cost of professional services and an increase in product development and enhancement costs.

Income before interest and income taxes increased $81 million, or 24%, in the third quarter of fiscal 2012 compared with the year-ago period, which reflects the growth rates in revenue and expenses over the same period.

Tax expense increased $15 million for the third quarter of fiscal 2012 compared with the year-ago period, primarily as a result of an increase in income before taxes in the third quarter of fiscal 2012.

Diluted income from continuing operations per share for the third quarter of fiscal 2012 was $0.54, compared with $0.38 in the year-ago period, primarily reflecting an increase in operating income and our repurchases of common shares.

For the third quarter of fiscal 2012, our segment performance results were as follows:

Mainframe Solutions revenue increased $54 million from the year-ago period primarily due to the license fee received as final payment (as referenced above), as well as a license agreement with one large IT outsourcer executed in the fourth quarter of fiscal 2011 and an increase in revenue recognized from new mainframe capacity sales booked in prior periods. Mainframe Solutions operating margin for the third quarter of fiscal 2012 was 59% compared with 54% in the third quarter of fiscal 2011. The increase in margin for the period was primarily due to the license received as final payment.

Enterprise Solutions revenue increased $50 million from the year-ago period primarily due to growth in revenue within our virtualization & automation and security products received on an up-front basis. Enterprise Solutions operating margin for the third quarter of fiscal 2012 was 12% compared with 9% in the third quarter of fiscal 2011. The increase in margin for the period was primarily attributable to the increase in revenue for the third quarter of fiscal 2012, offset by an increased investment in our Enterprise Solutions segment.

Services revenue and expenses increased $15 million and $13 million, respectively, from the year-ago period primarily due to our fiscal 2012 acquisition of Base Technologies. For the third quarter of fiscal 2012, margins on professional services increased 1% compared with the prior year period.

Total revenue backlog at December 31, 2011 of $8,084 million increased 2% compared with $7,962 million at December 31, 2010. The current portion of revenue backlog at December 31, 2011 of $3,576 million increased by 1% compared with the balance of $3,551 million at December 31, 2010. The current portion of revenue backlog represents revenue to be recognized within the next 12 months. Generally, we believe that an increase in the current portion of revenue backlog on a year-over-year basis is a positive indicator of future subscription and maintenance revenue growth.

For the third quarter of fiscal 2012, cash flows from continuing operating activities was $396 million and declined 20% compared with the year-ago period. This decline reflects a decrease in cash collections on trade receivables of $108 million, offset by a decrease in other disbursements of $47 million.

QUARTERLY UPDATE

In November 2011, we held our user conference, CA World. CA World brought together IT professionals from around the world to exchange IT management strategies. During the conference, we announced key initiatives centered on our theme of “IT at the Speed of Business” which supports customers as they transition from simply managing IT to delivering business services.

PERFORMANCE INDICATORS

Management uses several quantitative performance indicators to assess our financial results and condition. Following is a summary of the principal quantitative performance indicators that management uses to review performance:

	Third Quarter Comparison Fiscal Year 2012 versus Fiscal Year 2011
	2012	2011(1)	Change	Percent Change
	(dollars in millions)
Total revenue	$1,263	$1,144	$119	10%
Income from continuing operations	$263	$196	$67	34%
Cash provided by operating activities – continuing operations	$396	$492	$(96)	(20)%
Total bookings	$1,284	$1,266	$18	1%
Subscription and maintenance bookings	$1,035	$1,084	$(49)	(5)%
Weighted average subscription and maintenance license agreement duration in years	3.53	3.20	0.33	10%

	First Nine Months Comparison Fiscal Year 2012 versus Fiscal Year 2011
	2012	2011(1)	Change	Percent Change
	(dollars in millions)
Total revenue	$3,626	$3,301	$325	10%
Income from continuing operations	$727	$636	$91	14%
Cash provided by operating activities – continuing operations	$729	$743	$(14)	(2)%
Total bookings	$3,121	$2,999	$122	4%
Subscription and maintenance bookings	$2,484	$2,551	$(67)	(3)%
Weighted average subscription and maintenance license agreement duration in years	3.48	3.22	0.26	8%

	Dec. 31, 2011	March 31, 2011(1)	Change From Year End	Dec. 31, 2010(1)	Change From Prior Year Quarter
	(dollars in millions)
Cash, cash equivalents and marketable securities (2)	$2,539	$3,228	$(689)	$2,685	$(146)
Total debt	$1,309	$1,551	$(242)	$1,555	$(246)
Total expected future cash collections from committed contracts(3)	$5,800	$6,043	$(243)	$5,537	$263
Total revenue backlog(3)	$8,084	$8,763	$(679)	$7,962	$122
Total current revenue backlog(3)	$3,576	$3,727	$(151)	$3,551	$25

(1)	Previously reported information has been adjusted to exclude discontinued operations.
(2)	At December 31, 2011, marketable securities was $181 million. At March 31, 2011, marketable securities was $179 million. At December 31, 2010, marketable securities was $167 million.
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

RESULTS OF OPERATIONS

The following table presents revenue and expense line items reported in our Condensed Consolidated Statements of Operations for the third quarter and the first nine months of fiscal 2012 and fiscal 2011 and the period-over-period dollar and percentage changes for those line items. These comparisons of past financial results are not necessarily indicative of future results.

	Third Quarter Comparison - Fiscal Year 2012 versus Fiscal Year 2011
			Dollar Change 2012/2011	Percentage of Dollar Change 2012/2011	Percentage of Total Revenue
	2012	2011 (1)			2012	2011
	(dollars in millions)
Revenue
Subscription and maintenance revenue	$1,006	$974	$32	3%	80%	85%
Professional services	103	88	15	17	8	8
Software fees and other	154	82	72	88	12	7

Total revenue	1,263	1,144	119	10	100	100

Expenses
Costs of licensing and maintenance	69	74	(5)	(7)	5	6
Cost of professional services	91	77	14	18	7	7
Amortization of capitalized software costs	59	52	7	13	5	5
Selling and marketing	342	341	1	—	27	30
General and administrative	113	114	(1)	(1)	9	10
Product development and enhancements	126	110	16	15	10	10
Depreciation and amortization of other intangible assets	44	47	(3)	(6)	3	4
Other expenses (gains), net	6	(3)	9	NM	—	—

Total expenses before interest and income taxes	850	812	38	5	67	71

Income before interest and income taxes	413	332	81	24	33	29
Interest expense, net	9	10	(1)	(10)	1	1

Income before income taxes	404	322	82	25	32	28
Income tax expense	141	126	15	12	11	11

Income from continuing operations	$263	$196	$67	34%	21%	17%

Note – Amounts may not add to their respective totals due to rounding.

(1)	Previously reported information has been adjusted to exclude discontinued operations.

	First Nine Months Comparison - Fiscal Year 2012 versus Fiscal Year 2011
			Dollar Change 2012/2011	Percentage of Dollar Change 2012/2011	Percentage of Total Revenue
	2012	2011 (1)			2012	2011
	(dollars in millions)
Revenue
Subscription and maintenance revenue	$3,035	$2,852	$183	6%	84%	87%
Professional services	289	245	44	18	8	7
Software fees and other	302	204	98	48	8	6

Total revenue	3,626	3,301	325	10	100	100

Expenses
Costs of licensing and maintenance	207	207	—	—	6	6
Cost of professional services	270	223	47	21	7	7
Amortization of capitalized software costs	164	144	20	14	5	4
Selling and marketing	1,038	931	107	11	29	28
General and administrative	331	344	(13)	(4)	9	10
Product development and enhancements	384	363	21	6	11	11
Depreciation and amortization of other intangible assets	134	136	(2)	(1)	4	4
Other expenses (gains), net	10	(2)	12	NM	—	—

Total expenses before interest and income taxes	2,538	2,346	192	8	70	71

Income before interest and income taxes	1,088	955	133	14	30	29
Interest expense, net	24	35	(11)	(31)	1	1

Income before income taxes	1,064	920	144	16	29	28
Income tax expense	337	284	53	19	9	9

Income from continuing operations	$727	$636	$91	14%	20%	19%

Note – Amounts may not add to their respective totals due to rounding.

(1)	Previously reported information has been adjusted to exclude discontinued operations.

Revenue

Total Revenue

The increase in total revenue in the third quarter of fiscal 2012 compared with the third quarter of fiscal 2011 was primarily attributable to an increase in software fees and other revenue and an increase in subscription and maintenance revenue. Total revenue for the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011 increased primarily due to the increase in subscription and maintenance revenue, an increase in software fees and other revenue and an increase in professional services revenue. The increase in revenue both the third quarter and first nine months of fiscal 2012 is more fully described below.

During the third quarter and first nine months of fiscal 2012, revenue reflected a favorable foreign exchange effect of $1 million and $96 million, respectively, compared with the third quarter and first nine months of fiscal 2011.

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

These amounts include the sale of products directly by us, as well as by distributors and volume partners, value-added resellers and exclusive representatives to end-users, where the contracts incorporate the right for end-users to receive unspecified future software products, and other contracts entered into in close proximity or contemplation of such agreements. The increase in subscription and maintenance revenue for the third quarter and first nine months of fiscal 2012 compared with the third quarter and first nine months of fiscal 2011 was primarily due to revenue associated with a license agreement with one large IT outsourcer for approximately $500 million that was executed in the fourth quarter of fiscal 2011 with a term ending in fiscal 2016 and, to a lesser extent, an increase in subscription and maintenance revenue from sales booked in prior periods. In addition, for the third quarter and first nine months of fiscal 2012, there was a favorable foreign exchange effect of $1 million and $85 million, respectively, compared with the comparable prior year periods.

Professional Services

Professional services revenue primarily includes product implementation, consulting, customer training and customer education. Professional services revenue increased in the third quarter and first nine months of fiscal 2012 compared with the third quarter and first nine months of fiscal 2011, primarily due to our fiscal 2012 acquisition of Base Technologies.

Software Fees and Other

Software fees and other revenue primarily consists of revenue that is recognized on an up-front basis. This includes revenue associated with Enterprise Solutions products sold on an up-front basis directly by our sales force or through transactions with distributors and volume partners, value-added resellers and exclusive representatives (sometimes referred to as our “indirect” or “channel” revenue). It also includes our SaaS revenue, which is recognized as the services are provided rather than up-front.

During the third quarter of fiscal 2012, we recognized $39 million in revenue under a license agreement we entered into in connection with a litigation settlement with Rocket Software, Inc. (Rocket) during fiscal 2009 that resolved our claims against Rocket for copyright infringement and trade secret misappropriation. Rocket did not admit any wrongdoing in connection with this settlement. As part of this settlement, Rocket agreed to license technology from us, including source code authored several years ago and related trade secrets that were the subject of the litigation. The amount received during the third quarter of fiscal 2012 reflects the final amount owed to us, which was not scheduled to be paid in full until fiscal 2014 (the “Final License Payment”). Rocket paid this amount in advance at their discretion, unsolicited by us and without any discount or concession by us.

Also, in the third quarter of fiscal 2012, there was a year-over-year increase in sales associated with our perpetual Enterprise Solutions products of $20 million, of which $10 million was for products that were newly eligible for up-front revenue recognition in the third quarter of fiscal 2012.

Software fees and other revenue increased during the first nine months of fiscal 2012 compared with the first nine months of fiscal 2011, primarily due to the activity described above and $28 million in revenue from our SaaS offerings.

Total Revenue by Geography

The following table presents the amount of revenue earned from sales to unaffiliated customers in the United States and international regions and corresponding percentage changes for the third quarter and first nine months of fiscal 2012 and the third quarter and first nine months of fiscal 2011.

Third Quarter Comparison – Fiscal Year 2012

versus Fiscal Year 2011

	2012	%	2011 (1)%		Dollar Change	Percentage Change
(dollars in millions)
United States	$745	59%	$639	56%	$106	17%
International	518	41%	505	44%	13	3%

	$1,263	100%	$1,144	100%	$119	10%

(1)	Previously reported information has been adjusted to exclude discontinued operations.

First Nine Months Comparison – Fiscal Year 2012

versus Fiscal Year 2011

	2012	%	2011 (1)%		Dollar Change	Percentage Change
(dollars in millions)
United States	$2,107	58%	$1,874	57%	$233	12%
International	1,519	42%	1,427	43%	92	6%

	$3,626	100%	$3,301	100%	$325	10%

(1)	Previously reported information has been adjusted to exclude discontinued operations.

Revenue in the United States increased by $106 million, or 17%, for the third quarter of fiscal 2012 compared with the third quarter of fiscal 2011 primarily due to higher subscription and maintenance revenue and revenue recognized in connection with the Final License Payment. International revenue increased by $13 million, or 3%, for the third quarter of fiscal 2012 compared with the third quarter of fiscal 2011. Excluding the favorable foreign exchange effect of $1 million, international revenue would have increased by $12 million, primarily as a result of the increase in revenue from our Latin America and Europe, Middle East and Africa regions due to an increase in sales associated with our perpetual up-front Enterprise Solutions products.

Revenue in the United States increased by $233 million, or 12%, for the first nine months of fiscal 2012 compared with the first nine months of fiscal 2011 primarily due to higher subscription and maintenance revenue and software fees and other revenue. International revenue increased by $92 million, or 6%, for the first nine months of fiscal 2012 compared with the first nine months of fiscal 2011, due to a favorable foreign exchange effect of $96 million. Excluding the favorable foreign exchange effect, international revenue would have decreased by $4 million, primarily as a result of the decline in subscription and maintenance revenue from the Europe, Middle East and Africa region.

Price changes do not have a material effect on revenue in a given period as a result of our ratable subscription model.

Expenses

Operating expenses for the third quarter of fiscal 2012 compared with the third quarter of fiscal 2011 increased primarily due to the increase in cost of professional services and an increase in product development and enhancement costs. Operating expenses for the first nine months of fiscal 2012 compared with the first nine months of fiscal 2011 increased primarily due to higher selling and marketing costs and cost of professional services. The effect of foreign currency exchange rates was not material for the third quarter of fiscal 2012. During the first nine months of fiscal 2012, operating expenses reflected an unfavorable foreign exchange effect of $47 million compared with the prior comparable period.

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

Costs of Licensing and Maintenance

Costs of licensing and maintenance include technical support, royalties, and other manufacturing and distribution costs. Costs of licensing and maintenance for the third quarter of fiscal 2012 compared with the third quarter of fiscal 2011 decreased slightly due to lower expenses associated with our Enterprise Solutions hardware products and a decrease in personnel-related costs. Costs of licensing and maintenance for the first nine months of fiscal 2012 compared with the first nine months of fiscal 2011 was relatively flat as result of the decrease in expenses described above, which were offset by an increase in costs associated with our acquisitions completed within the last 12 months.

Cost of Professional Services

Cost of professional services consists primarily of our personnel-related costs associated with providing professional services and training to customers. For the third quarter of fiscal 2012 compared with the prior year period, cost of professional services increased primarily as a result of our fiscal 2012 acquisition of Base Technologies. For the third quarter of fiscal 2012 and 2011, margins on professional services were 12% and 13%, respectively.

For the first nine months of fiscal 2012 compared with the prior year period, cost of professional services increased primarily as a result of our fiscal 2012 acquisition of Base Technologies and due to an increase in the use of external consultants to expand our capacity and improve the response time to our customers in order to deliver a higher level of customer satisfaction. As a result of the increase in expenses, margins on professional services decreased to 7% in the first nine months of fiscal 2012 compared with 9% in the first nine months of fiscal 2011.

Amortization of Capitalized Software Costs

Amortization of capitalized software costs consist of the amortization of both purchased software and internally generated capitalized software development costs. Internally generated capitalized software development costs relate to new products and significant enhancements to existing software products that have reached the technological feasibility stage.

The increase in amortization of capitalized software costs for the third quarter and first nine months of fiscal 2012 compared with the third quarter and first nine months of fiscal 2011 was primarily due to the increase in projects that have reached general availability in recent periods and amortization associated with assets acquired from our recent acquisitions.

Selling and Marketing

Selling and marketing expenses include the costs relating to our sales force, channel partners, corporate and business marketing and sales training programs. For the third quarter of fiscal 2012, selling and marketing expenses increased primarily due to an increase in personnel-related costs of $17 million, offset by a decrease in commission expense of $6 million and a decrease in external consultant expenses of $5 million.

For the first nine months of fiscal 2012, the increase in selling and marketing expenses was primarily attributable to an increase in personnel-related costs of $101 million, which includes an unfavorable foreign exchange effect of $18 million compared with the prior comparable period and an increase in commission expense of $9 million. The increase in personnel-related costs includes severance costs of $27 million associated with the Fiscal 2012 Plan.

General and Administrative

General and administrative expenses include the costs of corporate and support functions, including our executive leadership and administration groups, finance, legal, human resources, corporate communications and other costs such as provisions for doubtful accounts. The decrease in general and administrative expenses for the third quarter of fiscal 2012 compared with the third quarter of fiscal 2011 was primarily due to a decrease in personnel-related expenses, partially offset by an increase in expenses associated with our recent acquisitions.

The decrease in general and administrative expenses for the first nine months of fiscal 2012 compared with the first nine months of fiscal 2011 was primarily attributable to a decrease in external consultant expenses and a decrease in personnel-related costs. These decreases in expenses were partially offset by an increase in costs associated with our recent acquisitions and severance costs associated with the Fiscal 2012 Plan.

Product Development and Enhancements

For the third quarter of fiscal 2012 and fiscal 2011, product development and enhancements expenses represented approximately 10% of total revenue. For the first nine months of fiscal 2012 and fiscal 2011, product development and enhancements expenses represented approximately 11% of total revenue. The increase in product development and enhancements expenses for the third quarter and first nine months of fiscal 2012 was primarily due to additional costs incurred for our investment in technologies to broaden our Enterprise Solutions product offerings through our recent acquisitions and an increase in personnel-related costs, which includes $9 million of severance costs associated with the Fiscal 2012 Plan incurred during the first nine months of fiscal 2012.

Depreciation and Amortization of Other Intangible Assets

Depreciation and amortization of other intangible assets for the third quarter and first nine months of fiscal 2012 compared with the third quarter and first nine months of fiscal 2011 was relatively consistent between periods.

Other Expenses (Gains), Net

Other expenses (gains), net increased $9 million for the third quarter of fiscal 2012 compared with the third quarter of fiscal 2011. Other expenses (gains), net includes gains and losses attributable to divested assets, foreign currency exchange rate fluctuations, and certain other items. For the third quarter of fiscal 2012, other expenses (gains), net included $8 million of expenses relating to our foreign exchange derivative contracts and $4 million of gains from foreign currency exchange rate fluctuations. For the third quarter of fiscal 2011, other expenses (gains), net included $1 million of expenses relating to our foreign exchange derivative contracts and $3 million of expenses in connection with litigation claims, offset by a one-time litigation settlement of $10 million.

Other expenses (gains), net increased $12 million for the first nine months of fiscal 2012 compared with the first nine months of fiscal 2011. For the first nine months of fiscal 2012, other expenses (gains), net included $9 million of expenses relating to our foreign exchange derivative contracts and $4 million of expenses in connection with litigation claims, partially offset by $4 million of gains from foreign currency exchange rate fluctuations. For the first nine months of fiscal 2011, other expenses (gains), net included $9 million of expenses relating to our foreign exchange derivative contracts and $8 million of expenses in connection with litigation claims, offset by a $10 million gain associated with the sale of an investment and a $10 million gain from a one-time litigation settlement.

Interest Expense, Net

The decrease in interest expense, net for the third quarter and first nine months of fiscal 2012 compared with the third quarter and first nine months of fiscal 2011 was primarily due to the decrease in interest expense resulting from our overall decrease in debt outstanding. During the first quarter of fiscal 2012, we repaid $250 million of our revolving credit facility.

Income Taxes

Income tax expense for the third quarter of fiscal 2012 was $141 million compared with income tax expense of $126 million for the third quarter of fiscal 2011. Income tax expense for the first nine months of fiscal 2012 was $337 million compared with income tax expense of $284 million for the first nine months of fiscal 2011.

For the third quarter and first nine months of fiscal 2012, we recognized a net tax expense of approximately $10 million and a net tax benefit of approximately $8 million, respectively, resulting primarily from international tax rate changes and the recognition of tax benefits related to an investment in a foreign subsidiary. For the third quarter and first nine months of fiscal 2011, we recognized a net tax expense of approximately $26 million and a net tax benefit of approximately $10 million, respectively, resulting primarily from refinements of tax positions taken in prior periods, assertion of affirmative claims in the context of tax audits, the resolutions and accruals of uncertain tax positions relating to non-U.S. jurisdictions, and the retroactive reinstatement in December 2010 of the research and development tax credit in the United States.

In April 2011, the U.S. Internal Revenue Service (IRS) completed its examination of our federal income tax returns for the tax years ended March 31, 2005, March 31, 2006 and March 31, 2007 and issued a report of its findings in connection with the examination. We disagree with certain proposed adjustments in the report and we are vigorously disputing these matters through the IRS appellate process. While we believe that we have recorded reserves sufficient to cover exposures related to these issues, such that the ultimate disposition of this matter will not have a material adverse effect on our consolidated financial position or results of operations, the resolution of such matters involves uncertainties and there are no assurances that the ultimate resolution will not exceed the amounts recorded. We do not believe it is reasonably possible that the amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

Our effective income tax rate, excluding the impact of discrete items, for the first nine months of fiscal 2012 and 2011 was 32.4% and 31.9%, respectively. Changes in the anticipated results of our international operations, the outcome of tax audits and any other changes in potential tax liabilities may result in additional tax expense or benefit in future periods, which are not considered in our estimated annual effective tax rate. We do not currently view any such items as individually material to our consolidated financial position or results of operations, the impact of such items may yield additional tax expense or benefit in the remaining quarter of fiscal 2012 and future periods and we are anticipating a fiscal 2012 effective tax rate of approximately 31% to 32%.

Performance of Segments

In the first quarter of fiscal 2012, we changed the internal reporting used by our Chief Executive Officer for evaluating segment performance and allocating resources. The new reporting disaggregates our operations into Mainframe Solutions, Enterprise Solutions and Services segments.

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

Segment information for the three and nine months ended December 31, 2011 and 2010 is as follows:

Three Months Ended December 31, 2011 (in millions)	Mainframe Solutions	Enterprise Solutions	Services
Revenue	$682	$478	$103
Expenses	277	419	92

Segment profit	$405	$59	$11

Segment operating margin	59%	12%	11%

Nine Months Ended December 31, 2011 (in millions)	Mainframe Solutions	Enterprise Solutions	Services
Revenue	$1,983	$1,354	$289
Expenses	861	1,223	272

Segment profit	$1,122	$131	$17

Segment operating margin	57%	10%	6%

Three Months Ended December 31, 2010 (in millions)	Mainframe Solutions	Enterprise Solutions	Services
Revenue	$628	$428	$88
Expenses	289	391	79

Segment profit	$339	$37	$9

Segment operating margin	54%	9%	10%

Nine Months Ended December 31, 2010 (in millions)	Mainframe Solutions	Enterprise Solutions	Services
Revenue	$1,858	$1,198	$245
Expenses	834	1,104	230

Segment profit	$1,024	$94	$15

Segment operating margin	55%	8%	6%

For the third quarter of fiscal 2012, Mainframe Solutions revenue increased $54 million from the year-ago period. The year-over-year increase in Mainframe Solutions revenue for the third quarter of fiscal 2012 was primarily due to $39 million in revenue from the Final License Payment and also due to a license agreement with one large IT outsourcer executed in the fourth quarter of fiscal 2011. Mainframe Solutions operating margin for the third quarter of fiscal 2012 was 59% compared with 54% in the third quarter of fiscal 2011. The increase in operating margin for the third quarter of fiscal 2012 was primarily due to the Final License Payment.

For the first nine months of fiscal 2012, Mainframe Solutions revenue increased $125 million from the year-ago period. The year-over-year increase in Mainframe Solutions revenue for the first nine months of fiscal 2012 was primarily attributable to the above-referenced IT outsourcer agreement, the Final License Payment and revenue recognized from new mainframe capacity sales that were primarily sold in the second half of fiscal 2011. For the first nine months of fiscal 2012, Mainframe Solutions revenue reflected a favorable foreign exchange effect of $57 million compared with the comparable prior year period. Mainframe Solutions operating margin for the first nine months of fiscal 2012 was 57% compared with 55% for the first nine months of fiscal 2011.

The increase in operating margin for first nine months of fiscal 2012 was primarily due to the Final License Payment. Mainframe Solutions operating margin was unfavorably affected by a $23 million severance charge relating to our Fiscal 2012 Plan. The impact of this charge was partially offset by the benefit of improved revenue performance for the first nine months of fiscal 2012.

For the third quarter of fiscal 2012, Enterprise Solutions revenue increased $50 million from the year-ago period primarily due to growth in revenue within our virtualization & automation and security products. Revenue from these products is recognized in either subscription and maintenance revenue or software fees and other revenue. For the third quarter of fiscal 2012 compared with the third quarter of fiscal 2011, the increase in Enterprise Solutions profit from $37 million to $59 million and the increase in operating margin from 9% to 12% was primarily attributable to the increase in revenue for the third quarter of fiscal 2012, offset by an increased investment in our Enterprise Solutions segment.

For the first nine months of fiscal 2012, Enterprise Solutions revenue increased $156 million from the year-ago period primarily due to growth in revenue within our security, virtualization & automation and service assurance products. Revenue from these products is recognized in either subscription and maintenance revenue or software fees and other revenue. For the first nine months of fiscal 2012, Enterprise Solutions revenue reflected a favorable foreign exchange effect of $31 million compared with the prior year period. For the first nine months of fiscal 2012 compared with the first nine months of fiscal 2011, the increase in Enterprise Solutions profit from $94 million to $131 million and the increase in operating margin from 8% to 10% was primarily attributable to the increase in revenue for the first nine months of fiscal 2012, offset by the increased investment in our Enterprise Solutions segment, as well as a charge of $20 million during the second quarter related to the Fiscal 2012 Plan.

For the third quarter of fiscal 2012, Services revenue and expenses compared with the prior year period increased primarily as a result of our fiscal 2012 acquisition of Base Technologies. For the third quarter of fiscal 2012 and the third quarter of fiscal 2011, Services profit was $11 million and $9 million, respectively, and operating margin was 11% and 10%, respectively.

For the first nine months of fiscal 2012, Services revenue and expenses compared with the prior year period increased as a result of our fiscal 2012 acquisition of Base Technologies. Expenses were also higher due to an increase in the use of external consultants to expand our capacity and improve the response time to our customers in order to deliver a higher level of customer satisfaction. For the first nine months of fiscal 2012, Services revenue reflected a favorable foreign exchange effect of $8 million compared with the prior year period. For the first nine months of fiscal 2012 compared with the first nine months of fiscal 2011, Services profit and operating margin remained consistent.

Refer to Note Q, “Segment Information,” in the Notes to the Condensed Consolidated Financial Statements for additional information.

Bookings

Total Bookings

For the third quarter of fiscal 2012 and fiscal 2011, total bookings were $1,284 million and $1,266 million, respectively. The 1% increase in bookings was primarily a result of an increase in bookings from the Final License Payment and to a lesser extent due to the increase in our bookings associated with our fiscal 2012 acquisitions of Base Technologies and ITKO. These increases were partially offset by a decrease in new product sales within our Enterprise Solutions segment and mainframe capacity sales. For the third quarter of fiscal 2012, total new product and capacity sales increased by a low single digit percentage from the year-ago period. The increase in sales of new products within the Mainframe Solutions segment was primarily from the Final License Payment, offset by a decrease in new product sales within our Enterprise Solutions segment and mainframe capacity sales.

For the third quarter of fiscal 2012, mainframe capacity decreased primarily due to the lower level of capacity within our contract renewals during the period as compared to the prior year period. The decrease in Enterprise Solutions sales was primarily driven by a decrease in service assurance sales and services portfolio management sales. Mainframe new product sales increased as described above.

Total bookings in the United States increased for the third quarter of fiscal 2012 from the year-ago period primarily due to the Final License Payment and an increase in other sales within our Mainframe Solutions segment, and to a lesser extent an increase in bookings associated with our fiscal 2012 acquisitions of Base Technologies and ITKO. These increases were partially offset by a decrease in new product sales within our Enterprise Solutions segment and mainframe capacity sales. Total international bookings for the third quarter of fiscal 2012 increased from the year-ago period. Total bookings in the Latin America region for the third quarter of fiscal 2012 increased primarily as a result of several large renewals and to a lesser extent new product and capacity sales. Total bookings in the Europe, Middle East and Africa region for the third quarter of fiscal 2012 decreased compared with the third quarter of fiscal 2011 due primarily to the decrease in renewals.

For the first nine months of fiscal 2012 and fiscal 2011, total bookings were $3,121 million and $2,999 million, respectively, an increase of 4% primarily due to the increase in professional services bookings (primarily attributable to our fiscal 2012 acquisition of Base Technologies) and an increase in bookings that are recognized as software fees and other revenue. This was partially offset by a decrease in subscription and maintenance bookings.

For the first nine months of fiscal 2012, total new product and capacity sales increased by a low single digit percentage from the year-ago period. The increase was primarily a result of new product sales within the Mainframe Solutions segment from the Final License Payment and to a lesser extent an increase in mainframe capacity, offset by a decrease in sales of our Enterprise Solutions new products which are reflected in subscription and maintenance bookings.

Total bookings in the United States for the first nine months of fiscal 2012 increased from the first nine months of fiscal 2011 primarily due to an increase in professional services bookings and the Final License Payment. Total international bookings for the first nine months of fiscal 2012 increased from the year-ago period. Total bookings in the Latin America region for the first nine months of fiscal 2012 increased primarily as a result of several large renewals in the third quarter of fiscal 2012 and to a lesser extent new product and capacity sales. Total bookings in the Europe, Middle East and Africa and Asia Pacific regions for the first nine months of fiscal 2012 decreased from the first nine months of fiscal 2011 primarily due to a decrease in license and maintenance renewals.

Subscription and Maintenance Bookings

For the third quarter of fiscal 2012 and fiscal 2011, subscription and maintenance bookings were $1,035 million and $1,084 million, respectively. The decrease in subscription and maintenance bookings was primarily attributable to a decrease in new product sales and renewals within the Enterprise Solutions segment and a decrease in mainframe capacity sales, partially offset by an increase in new product sales within the Mainframe Solutions segment. For the first nine months of fiscal 2012 and fiscal 2011, subscription and maintenance bookings were $2,484 million and $2,551 million, respectively. The decrease in subscription and maintenance bookings was primarily attributable to a decrease in new product sales and renewals within the Enterprise Solutions segment, partially offset by an increase in renewals and new product and capacity sales within the Mainframe Solutions segment.

During the third quarter of fiscal 2012, we renewed a total of 12 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $452 million. During the third quarter of fiscal 2011, we renewed a total of 15 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $456 million.

Generally, quarters with smaller renewal inventories result in a lower level of bookings both because renewal bookings will be reduced and, to a lesser extent, because renewals also remain an important selling opportunity for new products. Renewal bookings for the third quarter of fiscal 2012, which generally do not include new product and capacity sales and professional services arrangements, increased 1% primarily due to the timing of renewals. In addition, there was an increase in duration for several transactions that were renewed during the third quarter of fiscal 2012. We continue to expect our fiscal 2012 renewal portfolio to be lower by approximately 15% compared with fiscal 2011, primarily due to a $500 million renewal contract with a large IT outsourcer that was executed in the fourth quarter of fiscal 2011. For the third quarter of fiscal 2012, renewal yield was slightly below 90%. During the quarter, we executed an agreement with an entity that had merged with another customer which caused an unusually low yield that affected this metric. Excluding this agreement, renewal yield would have been in the mid 90% range.

During the second quarter of fiscal 2012, we took steps to improve our performance in Europe, Middle East and Africa. Some of the steps include: (1) the appointment of a new regional executive with the intent to bring a more disciplined approach to our renewal process; and (2) the remapping of our sales coverage model to better align and focus on countries with the most resilient IT spending. Both of these steps are designed to accelerate new product sales and improve account penetration. We believe that over time these steps will help improve performance in Europe, Middle East and Africa, although we also believe that the macro-economic climate will continue to be a challenge in this region.

Annualized subscription and maintenance bookings is an indicator that normalizes the bookings recorded in the current period to account for contract length. It is calculated by dividing the total value of all new subscription and maintenance license agreements entered into during a period by the weighted average subscription and license agreement duration in years for all such subscription and maintenance license agreements recorded during the same period. For the third quarter of fiscal 2012, annualized subscription and maintenance bookings decreased from $339 million in the prior year period to $293 million. The weighted average subscription and maintenance license agreement duration in years increased from 3.20 in the third quarter of fiscal 2011 to 3.53 in the third quarter of fiscal 2012. This increase was primarily attributable to the execution of several license agreement renewals during the third quarter of fiscal 2012 that included terms of five years or greater. Although each contract is subject to terms negotiated by the respective parties, we do not currently expect the weighted average subscription and maintenance agreement duration in years to change materially from current levels for end-user contracts.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalent balances are held in numerous locations throughout the world, with 64% held in our subsidiaries outside the United States at December 31, 2011. Cash, cash equivalents and marketable securities totaled $2,539 million at December 31, 2011, representing a decrease of $689 million from the March 31, 2011 balance of $3,228 million. The decrease in cash was primarily due to the utilization of cash to pay for our fiscal 2012 acquisitions, repurchase our common stock and repay our previous revolving credit facility. During the first nine months of fiscal 2012, there was a $96 million unfavorable translation effect from foreign currency exchange rates on cash held outside the United States in currencies other than the U.S. dollar.

Although 64% of our cash and cash equivalents is held by foreign subsidiaries, we currently neither intend nor anticipate a need to repatriate these funds to the United States in the foreseeable future. We expect existing domestic cash, cash equivalents, short-term investments, and cash flows from operations to be sufficient to fund our domestic operating activities and our investing and financing activities, including, among other things, the payment of regular quarterly dividends, compliance with our debt repayment schedules, repurchases of our common stock and the funding for capital expenditures, for at least the next 12 months and for the foreseeable future thereafter. In addition, we expect existing foreign cash, cash equivalents and cash flows from foreign operations to be sufficient to fund our foreign operating activities and investing activities, including, among other things, the funding for capital expenditures for acquisitions and research and development, for at least the next 12 months and for the foreseeable future thereafter.

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

For the third quarter of fiscal 2012, gross receipts related to single installments for the entire contract value, or a substantial portion of the contract value, were $107 million compared with $152 million in the third quarter of fiscal 2011.

In any quarter, we may receive payments in advance of the contractually committed date on which the payments were otherwise due. In certain instances, the customer may elect to make such a payment without any discount from us.

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

(Amounts in millions)	Dec. 31, 2011	March 31, 2011	Dec. 31, 2010 (1)
Billings backlog:
Amounts to be billed – current	$2,237	$2,234	$2,033
Amounts to be billed – noncurrent	2,723	2,960	2,638

Total billings backlog	$4,960	$5,194	$4,671

Revenue backlog:
Revenue to be recognized within the next 12 months – current	$3,576	$3,727	$3,551
Revenue to be recognized beyond the next 12 months – noncurrent	4,508	5,036	4,411

Total revenue backlog	$8,084	$8,763	$7,962

Deferred revenue (billed or collected)	$3,124	$3,569	$3,291
Unearned revenue yet to be billed	4,960	5,194	4,671

Total revenue backlog	$8,084	$8,763	$7,962

Note: Revenue backlog includes deferred subscription and maintenance, professional services and software fees and other revenue.

(1)	Previously reported information has been adjusted to exclude discontinued operations.

We can also estimate the total cash to be collected in the future from committed contracts, referred to as our “Expected future cash collections,” by adding the total billings backlog to the trade accounts receivable, which represent amounts already billed but not collected, from our Condensed Consolidated Balance Sheets.

(Amounts in millions)	Dec. 31, 2011	March 31, 2011	Dec. 31, 2010(1)
Expected future cash collections:
Total billings backlog	$4,960	$5,194	$4,671
Trade accounts receivable, net	840	849	866

Total expected future cash collections	$5,800	$6,043	$5,537

(1)	Previously reported information has been adjusted to exclude discontinued operations.

The decreases in our total revenue and billings backlogs as well as our expected future cash collections at December 31, 2011 compared with March 31, 2011 were driven by the decrease in committed value associated with customer contracts due to the timing of our renewals. Revenue to be recognized in the next 12 months decreased by 4% at December 31, 2011 compared with March 31, 2011.

The increases in our total revenue and billings backlogs as well as our expected future cash collections at December 31, 2011 compared with December 31, 2010 were driven by the increase in committed value associated with customer contracts. Total revenue backlog increased 2% at December 31, 2011 compared with December 31, 2010. Excluding the effect of foreign exchange total revenue backlog increased 2% at December 31, 2011 compared with December 31, 2010. Revenue to be recognized in the next 12 months increased by 1% at December 31, 2011 compared with December 31, 2010. This increase includes revenue to be recognized in future periods attributable to a license agreement with one large IT outsourcer for approximately $500 million that was executed in the fourth quarter of fiscal 2011. This license agreement extends through fiscal year 2016. Excluding the effect of foreign exchange, revenue to be recognized in the next 12 months increased by 2% at December 31, 2011 compared with December 31, 2010.

Generally, we believe that an increase in the current portion of revenue backlog on a year-over-year basis is a positive indicator of future subscription and maintenance revenue growth.

Cash Generated by Operating Activities

	Third Quarter of Fiscal		Change
	2012	2011(1)	2012/ 2011
	(in millions)
Cash collections from billings(2)	$1,164	$1,272	$(108)
Vendor disbursements and payroll(2)	(757)	(726)	(31)
Income tax (payments) receipts, net	(31)	(27)	(4)
Other disbursements, net(3)	20	(27)	47

Cash generated by continuing operating activities	$396	$492	$(96)

(1)	Previously reported information has been adjusted to exclude discontinued operations.
(2)	Amounts include VAT and sales taxes.
(3)	Amounts include interest, restructuring and miscellaneous receipts and disbursements.

	First Nine Months of Fiscal		Change
	2012	2011(1)	2012/ 2011
	(in millions)
Cash collections from billings(2)	$3,404	$3,287	$117
Vendor disbursements and payroll(2)	(2,422)	(2,299)	(123)
Income tax (payments) receipts, net	(252)	(161)	(91)
Other disbursements, net(3)	(1)	(84)	83

Cash generated by continuing operating activities	$729	$743	$(14)

(1)	Previously reported information has been adjusted to exclude discontinued operations.
(2)	Amounts include VAT and sales taxes.
(3)	Amounts include interest, restructuring and miscellaneous receipts and disbursements.

Third Quarter Comparison - Fiscal Year 2012 versus Fiscal Year 2011

Operating Activities:

Cash generated by continuing operating activities for the third quarter of fiscal 2012 was $396 million, representing a decrease of $96 million compared with the third quarter of fiscal 2011. The decrease was primarily due to a $108 million decrease in cash collections on trade receivables, offset by a decrease in other disbursements, net of $47 million.

Investing Activities:

Cash used in investing activities for the third quarter of fiscal 2012 was $60 million, compared with $459 million for the third quarter of fiscal 2011. The decrease in cash used in investing activities was primarily due to the decrease in cash paid for acquisitions of $220 million and the decrease in our net investment activities in marketable securities of $166 million during the third quarter of fiscal 2012, compared with the third quarter of fiscal 2011.

Financing Activities:

Cash used in financing activities for the third quarter of fiscal 2012 was $166 million compared with $52 million in the third quarter of fiscal 2011. The increase in cash used in financing activities was primarily due to the increase of $167 million in common shares repurchased during the third quarter of fiscal 2012, compared with the third quarter of fiscal 2011.

First Nine Months Comparison - Fiscal Year 2012 versus Fiscal Year 2011

Operating Activities:

Cash generated by continuing operating activities for the first nine months of fiscal 2012 was $729 million, representing a decrease of $14 million compared with the first nine months of fiscal 2011. The decrease was primarily due to an increase in income tax payments of $91 million and an increase in vendor, payroll and other disbursements of $40 million, offset by an increase in cash collections on trade receivables.

Investing Activities:

Cash used in investing activities for the first nine months of fiscal 2012 was $560 million compared with $613 million for the first nine months of fiscal 2011. The decrease in cash used in investing activities was primarily due to the decrease in our net investment activities in marketable securities of $165 million and a decrease in cash paid for property and equipment of $20 million. These decreases were partially offset by an increase in cash paid for acquisitions of $121 million, which includes $47 million in purchase price payments for prior period acquisitions and an increase of $21 million in capitalized software development costs. Cash used in investing activities for the first nine months of fiscal 2011 included a $15 million equity investment in Watermark Medical, Inc., a privately-held medical products and services company.

Financing Activities:

Cash used in financing activities for the first nine months of fiscal 2012 was $747 million compared with $251 million in the first nine months of fiscal 2011. The increase in cash used in financing activities was primarily due to the repayment of $250 million under our revolving credit facility due August 2012 and an increase in common shares repurchased of $365 million, offset by an increase in borrowing positions outstanding of $120 million relating to our notional pooling arrangement.

Debt Obligations

As of December 31, 2011 and March 31, 2011, our debt obligations consisted of the following:

	December 31, 2011	March 31, 2011
	(in millions)
Revolving credit facility due August 2012	$—	$250
Revolving credit facility due August 2016	—	—
5.375% Senior Notes due November 2019	750	750
6.125% Senior Notes due December 2014, net of unamortized premium from fair value hedge of $27 and $15	527	515
Other indebtedness, primarily capital leases	38	42
Unamortized discount for Notes	(6)	(6)

Total debt outstanding	1,309	1,551

Less the current portion	(18)	(269)

Total long-term debt portion	$1,291	$1,282

Our debt obligations at December 31, 2011 decreased by $242 million compared with March 31, 2011. This decrease was primarily a result of our repayment of the outstanding revolving credit facility balance of $250 million, offset by the fair value adjustment of $12 million relating to our interest rate swaps on our 6.125% Senior Notes due December 2014.

In August 2011, we terminated our revolving credit facility due August 2012 and entered into a new revolving credit facility due August 2016. The maximum committed amount available under the revolving credit facility due August 2016 is $1 billion. The facility also provides us with an option to increase the available credit by up to $500 million. This option is subject to certain conditions and the agreement of the facility lenders. There are no outstanding borrowings at December 31, 2011.

Refer to Note I, “Debt,” in the Notes to the Condensed Consolidated Financial Statements for additional information.

Other Indebtedness

We have available an unsecured and uncommitted multi-currency line of credit to meet short-term working capital needs for our subsidiaries operating outside the United States. We use guarantees and letters of credit issued by financial institutions to guarantee performance on certain contracts. At December 31, 2011 and March 31, 2011, approximately $51 million and $55 million, respectively, was pledged in support of bank guarantees and other local credit lines and none of these arrangements had been drawn down by third parties.

We use a notional pooling arrangement with an international bank to help manage global liquidity requirements. Under this pooling arrangement, the Company and its participating subsidiaries may maintain either cash deposit or borrowing positions through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Because it maintains a security interest in the cash deposits, and has the right to offset the cash deposits against the borrowings, the bank provides us and our participating subsidiaries favorable interest terms on both. At December 31, 2011 and March 31, 2011, the borrowing positions outstanding under this cash pooling arrangement were as follows:

	December 31, 2011	March 31, 2011
	(in millions)
Borrowings	$240	$260
Repayments	(112)	(260)
Foreign currency exchange effect	(8)	—

Total borrowing positions outstanding(1)	$120	$—

(1)	Included in the “Accrued expenses and other current liabilities” line item on the Company’s Condensed Consolidated Balance Sheet.

For additional information concerning our debt obligations, refer to our Consolidated Financial Statements and Notes thereto included in our 2011 Form 10-K.

Effect of Exchange Rate Changes

There was a $96 million unfavorable impact to our cash balances in the first nine months of fiscal 2012 predominantly due to the strengthening of the U.S. dollar against the South African rand (19%), the Indian rupee (19%), the Brazilian real (14%), the euro (9%) and the Canadian dollar (5%).

There was a $40 million favorable impact to our cash balances in the first nine months of fiscal 2011 predominantly due to the weakening of the U.S. dollar against the Japanese yen (15%), the Australian dollar (12%), the Brazilian real (8%), the New Zealand dollar (10%) and the Swiss franc (13%).

CRITICAL ACCOUNTING POLICIES AND BUSINESS PRACTICES

The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. Our estimates form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in our 2011 Form 10-K under Management’s Discussion and Analysis of Financial Condition and Results of Operations. At December 31, 2011, there has been no material change to this information.

New Accounting Pronouncements

Testing Goodwill for Impairment: In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (ASU 2011-08), to allow an entity to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011, and early adoption is permitted. The implementation of this accounting guidance is not expected to have a material impact on our condensed consolidated financial position and results of operations.

Presentation of Comprehensive Income: In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for interim and annual periods beginning on or after December 15, 2011. The implementation of this accounting guidance is not expected to have a material impact on our condensed consolidated financial position and results of operations.

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

Item 1A. RISK FACTORS

Current and potential stockholders should consider carefully the risk factors described in more detail in our 2011 Form 10-K. We believe that as of December 31, 2011, there has been no material change to this information, except as noted below. Any of these factors, or others, many of which are beyond our control, could materially adversely affect our business, financial condition, operating results, cash flow and stock price.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the months indicated, our purchases of common stock in the third quarter of fiscal 2012:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(amounts in thousands, except average price paid per share)
October 1, 2011 - October 31, 2011	2,979	$20.94	2,979	$369,406
November 1, 2011 - November 30, 2011	3,954	$20.90	3,954	$286,765
December 1, 2011 - December 31, 2011	2,635	$20.85	2,635	$231,807

Total	9,568		9,568

On May 12, 2010, our Board of Directors approved a stock repurchase program that authorizes us to acquire up to $500 million of our common stock. On May 11, 2011, our Board of Directors approved a stock repurchase program that authorizes us to acquire up to an additional $500 million of our common stock, in addition to the previous program approved on May 12, 2010.

Under these programs, we repurchased approximately 9.6 million shares of our common stock for approximately $200 million during the third quarter of fiscal 2012. At December 31, 2011 we remained authorized to repurchase approximately $232 million of common stock under these programs.

On January 24, 2012, we announced that our Board of Directors has approved a capital allocation program that authorizes us to acquire up to $1.5 billion of our common stock through our fiscal year ending March 31, 2014, including $232 million remaining at December 31, 2011 under our current share repurchase authorization. A total of $500 million of the planned repurchase is expected to be an accelerated share repurchase under an agreement executed in the fourth quarter of fiscal 2012. The timing and amount of share repurchases will be determined by our management based on evaluation of market conditions, trading price, legal requirements, and other factors.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. REMOVED AND RESERVED

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Regulation S-K

Exhibit Number

3.1	Amended and Restated Certificate of Incorporation.	Filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K dated March 6, 2006.*

3.2	By-Laws of the Company, as amended.	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 23, 2007.*

12.1	Statement of Ratio of Earnings to Fixed Charges.	Filed herewith.

15	Accountants’ acknowledgment letter.	Filed herewith.

31.1	Certification of the Principal Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101	The following financial statements from CA, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended, December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language):	Filed herewith.

(i) Condensed Consolidated Balance Sheets — December 31, 2011 (Unaudited) and March 31, 2011.

(ii) Unaudited Condensed Consolidated Statements of Operations — Three and Nine Months Ended December 31, 2011 and 2010.

(iii) Unaudited Condensed Consolidated Statements of Cash Flows — Nine Months Ended December 31, 2011 and 2010.

(iv) Notes to unaudited Condensed Consolidated Financial Statements — December 31, 2011.

*	Incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CA, INC.

By:	/s/ WILLIAM E. MCCRACKEN
William E. McCracken
Chief Executive Officer

By:	/s/ RICHARD J. BECKERT
Richard J. Beckert
Executive Vice President and Chief Financial Officer

Dated: January 25, 2012