Form 10-K
period 2012-03-31
CA, INC.
filed 2012-05-11
CIK 356028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
✓	Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act OF 1934
For the fiscal year ended March 31, 2012
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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ✓   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes          No   ✓

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ✓   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ✓   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ✓   Accelerated filer          Non-accelerated filer          Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes          No   ✓

The aggregate market value of the common stock held by non-affiliates of the registrant as of September 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $7 billion based on the closing price of $19.41 on the NASDAQ Stock Market LLC on that date.

The number of shares of each of the registrant’s classes of common stock outstanding at May 3, 2012 was 471,849,029 shares of common stock, par value $0.10 per share.

Documents Incorporated by Reference:

Part III: Portions of the Proxy Statement to be issued in conjunction with the registrant’s 2012 Annual Meeting of Stockholders.

CA, Inc.

This Annual Report on Form 10-K (Form 10-K) contains certain forward-looking information relating to CA, Inc. (which we refer to as the “Company,” “Registrant,” “CA Technologies,” “CA,” “we,” “our,” or “us”), that is based on the beliefs of, and assumptions made by, our management as well as information currently available to management. When used in this Form 10-K, the words “believes,” “plans,” “anticipates,” “expects,” “estimates,” “targets,” and similar expressions are intended to identify forward-looking information. Forward-looking information includes, for example, the statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7, but also appears in other parts of this Form 10-K. This forward-looking information reflects our current views with respect to future events and is subject to certain risks, uncertainties, and assumptions, some of which are described under the caption “Risk Factors” in Part I, Item 1A and elsewhere in this Form 10-K. Should one or more of these risks or uncertainties occur, or should our assumptions prove incorrect, actual results may vary materially from the forward-looking information described in this Form 10-K as believed, planned, anticipated, expected, estimated, or targeted. We do not intend to update these forward-looking statements.

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

Repurchases under the Company’s stock repurchase program are expected to be made with cash on hand and may be made from time to time, subject to market conditions and other factors, in the open market, through solicited or unsolicited privately negotiated transactions or otherwise. The program, which is authorized through the fiscal year ending March 31, 2014, does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company’s discretion.

The product and service names mentioned in this Form 10-K are used for identification purposes only and may be protected by trademarks, trade names, service marks and/or other intellectual property rights of the Company and/or other parties in the United States and/or other jurisdictions. The absence of a specific attribution in connection with any such mark does not constitute a waiver of any such right. ITIL® is a registered trademark of the Office of Government Commerce in the United Kingdom and other countries. All other trademarks, trade names, service marks and logos referenced herein belong to their respective companies.

References in this Form 10-K to fiscal 2012, fiscal 2011, fiscal 2010 and fiscal 2009, etc. are to our fiscal years ended on March 31, 2012, 2011, 2010 and 2009, etc., respectively.

Part I

Item 1. Business.

(a) General Development of Business

Overview

CA Technologies is the leading independent enterprise information technology (IT) management software and solutions company with expertise across IT environments – from mainframe and physical to virtual and cloud. We develop and deliver software and services that help organizations accelerate, transform and secure their IT infrastructures to deliver flexible IT services. This allows customers to respond faster to business demands for new services, manage the quality of services, increase efficiency and reduce risk.

We address components of the computing environment, including people, information, processes, systems, networks, applications and databases, across hardware and software platforms and programs. We offer a broad portfolio of software solutions that address customer needs to accelerate, transform and secure IT environments, including mainframe; service assurance; security (identity and access management); service and portfolio management; and virtualization and service automation. We deliver our products on-premises or, for certain products, using Software-as-a-Service (SaaS).

Fiscal 2012 Business Developments and Highlights

The following are significant developments and highlights relating to our business since the beginning of fiscal 2012:

•

In January 2012, our Board of Directors approved a capital allocation program that targets the return of up to $2.5 billion to shareholders through the fiscal year ending March 31, 2014. This includes an increase in the annual dividend from $0.20 to $1.00 per share on our common stock as and when declared by the Board of Directors and the authorization to acquire up to $1.5 billion of our common stock. As part of the capital allocation program, we entered into an accelerated share repurchase agreement in the fourth quarter of fiscal 2012 with a third-party financial institution to repurchase $500 million of our common stock.

1

•

In November 2011, we held our user conference, CA World, bringing together IT professionals from around the world to exchange IT management strategies. During the conference, we announced key initiatives centered on our theme of “IT at the Speed of Business” which supports customers as they transition from simply managing IT to delivering business services.

•	In August 2011, we acquired privately held Interactive TKO, Inc. (ITKO), a leading provider of service simulation solutions for developing applications in composite and cloud environments.

•	In June 2011, we sold our non-strategic Internet Security business.

•

In April 2011, we acquired Base Technologies, a privately held consulting firm focused on the management of IT assets, with leading practices in virtualization management, mainframe technology, security and managed IT infrastructure. Base Technologies provides IT consulting to a number of government agencies.

During fiscal 2012, we made the following changes to our management team and Board of Directors:

•

In September 2011, Jens Alder was elected to our Board of Directors. Mr. Alder currently serves as Chairman of Sanitas Krankenversicherung, one of Switzerland’s largest health insurers, and Chairman of RTX Telecom A/S, a telecommunications component and handset producer based in Denmark.

•

In September 2011, we appointed Marco Comastri as President, Europe, Middle East and Africa. Mr. Comastri joined the Company from Poste Italiane, Italy’s largest communications service provider, where he was Chief Executive Officer of the technology services division. He also held management positions at Microsoft Corporation and International Business Machines Corporation.

•	In May 2011, Richard J. Beckert was promoted from Corporate Controller to Executive Vice President and Chief Financial Officer of the Company.

•

In May 2011, Peter JL Griffiths joined the Company as Executive Vice President of our Technology and Development Group. Mr. Griffiths joined the Company from International Business Machines Corporation, where for the prior two years he had been Vice President of Worldwide Research and Development Business Analytics and Applications.

•	In April 2011, Rohit Kapoor was elected to our Board of Directors. Mr. Kapoor is Chief Executive Officer of ExlService Holdings, Inc.

(b) Financial Information About Segments

In the first quarter of fiscal 2012, we changed the internal reporting used by our Chief Executive Officer for evaluating segment performance and allocating resources. The new reporting disaggregates our operations into three operating segments: Mainframe Solutions, Enterprise Solutions and Services. Prior to fiscal year 2012, we reported and managed our business based as a single operating segment.

Our Mainframe Solutions and Enterprise Solutions operating segments comprise our software business organized by the nature of our software offerings and the product hierarchy in which the platform operates. Mainframe Solutions segment products help customers and partners transform mainframe management, gain more value from existing technology and extend mainframe capabilities. Our Enterprise Solutions segment consists of various product offerings, including service assurance, security (identity and access management), service and portfolio management, virtualization and service automation, SaaS and cloud offerings. The Services segment comprises implementation, consulting, and education and training services, including those directly related to the mainframe solutions and enterprise solutions software that we sell to our customers.

Refer to Note 18, “Segment and Geographic Information,” in the Notes to the Consolidated Financial Statements for financial data pertaining to our segment and geographic operations.

(c) Narrative Description of the Business

We are the leading independent enterprise IT management software and solutions company with expertise across a wide range of IT environments. We develop and deliver software and services that help organizations accelerate, transform and secure their IT infrastructures to deliver flexible IT services. This allows customers to respond faster to business demands for new services, manage the quality of services, increase efficiency and reduce risk. Our products and solutions are designed to operate in a wide range of IT environments — from mainframe and physical to virtual and cloud.

We license our products worldwide. We serve companies across most major industries around the world, including banks, insurance companies, other financial services providers, government agencies, telecommunication providers, manufacturers, technology companies, retailers, educational organizations and health care institutions. These customers typically maintain IT infrastructures across platforms, from physical to virtual and cloud, and from multiple vendors. These environments are complex and critical to our customers’ operations. The majority of the Global Fortune 500 relies on CA Technologies to manage their complex IT environments.

As business demands increase and new technologies evolve, demands on IT continue to increase. Organizations expect more from technology and many want to use IT to gain a competitive edge. This means companies are using IT to deliver products to market faster, reach new customers and respond to changes in the competitive environment. To achieve their desired business outcomes and gain business advantages, many organizations are improving the efficiency, mobility and availability of their IT resources and applications by adopting next-generation technologies like virtualization and cloud computing and consuming IT as SaaS. They are also extending their legacy physical environments to virtual and cloud environments. Virtualization lets users run multiple virtual machines on each physical machine. Cloud computing is a shared pool of computing resources that can be accessed, configured and used as needed. With SaaS, customers can obtain software on a subscription, “pay-as-you-go” model.

While these technologies can reduce operating costs tied to physical infrastructure, this evolution in computing is a transformative opportunity that is also making IT environments more complex. Data centers are evolving to include mainframes, physical servers, virtualized servers and private, public and hybrid (a combination of public and private) cloud environments.

We believe it is vital for companies to effectively accelerate, transform and secure all of their various computing environments, while being able to deliver new services quickly based on their business needs. Our core strengths in IT management and security, combined with our investments in innovative technologies, position us to serve a range of customers which we have divided into three customer segments: (1) approximately 1,000 core Large Existing Enterprise customers with annual revenue in excess of $2 billion (Large Existing Enterprises), which currently account for approximately 80% of our revenue; (2) enterprises with revenue in excess of $2 billion that have not historically been significant customers of ours (Large New Enterprises), a customer segment which we believe includes 4,500 potential new customers but where we intend to initially focus on approximately 1,000 of these customers selected based on our current geographical and vertical strengths; and (3) approximately 7,000 enterprises with revenue between $300 million and $2 billion and in fast growing geographies like Latin America and Asia (Growth Markets). We believe by targeting these customer segments, we are more than doubling our total addressable market.

Our broad and deep portfolio of software solutions addresses customer needs across computing platforms. We deliver these solutions on-premises or, for certain products, using SaaS.

We organize our offerings into our Mainframe Solutions, Enterprise Solutions and Services operating segments.

•

Mainframe Solutions are designed for the mainframe platform, which runs many of our largest customers’ most important applications. Our solutions help customers by addressing three major mainframe challenges: lowering costs, providing high service levels by sustaining critical workforce skills and increasing agility to help deliver on business goals. We are growing and extending our mainframe business by investing to drive innovation in key management disciplines across our broad portfolio of products. Our CA Mainframe Chorus product solution continues to help customers control costs and increase mainframe productivity and agility. We have extended these capabilities with CA Mainframe Chorus for DB2 Database Management, CA Mainframe Chorus for Security and Compliance Management and CA Mainframe Chorus for Storage Management.

Our ongoing mainframe development is guided by customer needs, our approach to managing across platforms and our Next-Generation Mainframe Management strategy, which offers management capabilities designed to appeal to the next generation of mainframe staff, while offering productivity improvements to today’s mainframe experts.

•

Enterprise Solutions include products and solutions that operate on non-mainframe platforms from physical to virtual, SaaS and cloud. Our business outcome-based approach helps customers drive innovation by leveraging new technologies and the cloud to meet business needs, mitigate risks and improve efficiency by managing complexity and reducing costs across their complex IT environments. Our enterprise solutions can help customers achieve new levels of speed, innovation and performance by making organizations more agile and by freeing up IT resources to invest in growth. Our solutions include:

•

Service Assurance, where we are a leader in application performance management and infrastructure management. We enable customers to transform IT management by linking applications, real users, transactions and services with the underlying IT infrastructure. This provides a comprehensive, unified understanding of the real-time performance, risk and quality of business services and end-users’ experience across physical, virtual and cloud environments, and the ability to predict quality of service issues. Service assurance products include Nimsoft Unified Manager, CA NetQoS Performance Center, CA Application Performance Management and CA Infrastructure Management. In addition, our August 2011 acquisition of Interactive TKO, Inc. added service simulation solutions for developing applications in composite and cloud environments.

3

•

Security (Identity and Access Management), where we make IT more secure across physical, virtual and cloud environments. Our approach, Content Aware Identity and Access Management, helps manage identities, control access and manage how information is used to minimize risk, boost compliance and enable organizations to safely and confidently adopt next-generation technologies. Our security solutions include CA SiteMinder®, CA ControlMinder™, CA IdentityMinder™, CA RiskMinder™, CA AuthMinder® and CA CloudMinder™ Advanced Authentication.

•

Service and Portfolio Management, where we help customers use their IT investments wisely. Through service management, we offer service desk management and IT asset management to enable customers to implement repeatable, measurable processes for defining, transitioning, delivering and supporting services and assets throughout their lifecycles. This helps customers improve service quality, user satisfaction and staff efficiency while maximizing the business value of their resources. Our solutions include CA Service Desk Manager, CA IT Asset Manager and CA Service Catalog. For project and portfolio management (PPM), our CA Clarity™ Project & Portfolio Management product is designed to help customers improve IT investment decision-making, enhance productivity and execute projects at a higher value and lower cost. Our PPM products also include CA Idea Vision, CA Product Vision and CA Agile Vision™.

•

Virtualization and Service Automation, where we help customers manage multiple virtual and underlying physical platforms to increase efficiency and reliability at a reduced cost. We manage virtualization centrally through real-time visibility and control, helping to improve quality and efficiency and reduce risk. Our solutions include CA Automation Suite for Data Centers, CA Client Automation, CA Capacity Management and CA Workload Automation.

•

Services are intended to promote rapid deployment and increase the value customers realize from our mainframe solutions and enterprise solutions. Our professional services team consists of experienced software and education consultants worldwide who provide a variety of customer support services, such as implementation, consulting, and education and training services to both commercial and governmental customers. With 1,400 certified consultants and architects located in 25 countries, CA Services works with customers to define the types of services that best meet their business goals. Customers deploy our technologies to deliver business value quickly and utilize our consulting services to achieve a more agile business. This includes everything from assessments and expert packages to rapid standard implementations and post-deployment health checks.

Seasonality

Some of our business results are seasonal, including software license transactions and cash flows from operations. These business results typically increase during each consecutive quarter of our fiscal year, with the fourth quarter typically having the highest results.

Business Strategy

We use our portfolio of software and services and core strengths in IT management to help customers gain the most from existing IT investments and benefit from new technologies and business services that deliver a competitive advantage. We believe this approach enables us to:

•	continue to drive value from our existing customers while cross-selling and up-selling new products and services;

•

expand our business by focusing on high-growth opportunities, such as selling to Large New Enterprise customers and Growth Market customers, as well as developing solutions across virtualization and automation, cloud and SaaS; and

•	continue to extend our reach and penetration in geographies where IT spending is growing.

To support our strategy, we seek to deliver products and solutions that offer our customers differentiated value in mainframe, service assurance, security (identity and access management), service and portfolio management, and virtualization and service automation. In addition to our broad portfolio of on-premises software solutions, we continue to invest in an integrated, SaaS-enabled technology platform based on open standards and a simplified user experience to better enable our customers to operate hybrid IT environments both on-premises and in the cloud.

Customers

Our traditional core customers generally consist of large enterprises that have computing environments from multiple vendors and are highly complex. Many of our customers run critical applications on a mainframe and have sizeable physical systems, but are also adopting virtualization and cloud computing technologies. Our software products are used in a broad range of industries, businesses and applications. We currently serve customers across most major industries worldwide, including: banks, insurance companies, other financial services providers, government agencies, telecommunication providers, manufacturers, technology companies, retailers, educational institutions and health care institutions.

We consider customer relationships important to the success of our business strategy, and we remain focused on strengthening relationships with our approximately 1,000 core customers through product leadership, improved account management and a differentiated customer experience. We believe enhanced relationships in our traditional customer base of Large Existing Enterprises will drive improved renewal pricing and provide opportunities to increase account penetration, which we believe will help to drive revenue growth.

At the same time, we are dedicating more sales resources and deploying additional solutions to address opportunities we see to sell to new customers. These include approximately another 1,000 Large New Enterprises with annual revenue of more than $2 billion and approximately 7,000 Growth Market customers with annual revenue of $300 million to $2 billion. We believe we have a significant opportunity to grow our business and increase share in these markets.

To this end, in the last half of fiscal 2012, we began rebalancing our sales force to add 300 new quota-carrying sales representatives, of which one-third are new to the Company. These incremental representatives will be dedicated to and compensated for selling products to new customers. In February 2012, we aligned our business, including both internal business units and some operational functions, to more closely align with our products to reflect both the evolving markets and our new target customers.

We have identified a core set of solutions that are differentiated in the market and that we believe will allow us to rapidly establish relationships with new customers that provide a foundation for subsequent sales. Our Nimsoft Unified Manager, backup and recovery solutions and SaaS-based offerings are well-suited to customers in the Growth Market, and we have invested in expanding our channel relationships to broaden our reach. We have also implemented broad-based business initiatives to drive accountability for execution.

We also continue to expand our reach to organizations in geographies that offer growth opportunities. These geographies include Asia, Eastern Europe and Latin America. We remain specifically focused on Brazil, China, India, Mexico and southeast Asia, where new technologies are key to business development, while we continue to expand our presence in Japan.

No single customer accounted for 10% or more of our total revenue for fiscal 2012, 2011 or 2010. Approximately 9% of our total revenue backlog at March 31, 2012, is associated with multi-year contracts signed with the U.S. federal government and other U.S. state and local government agencies which are generally subject to any or all of the following: annual fiscal funding approval, renegotiation or termination at the discretion of the government.

Partners

To reach Large New Enterprises and Growth Markets, we continue to expand our go-to-market business model to embrace partners. Our partner strategy aligns our sales and technical resources with a variety of types of business partners to address specific market segments and buyer preferences.

We work with several types of partners:

•

To reach Large New Enterprises, we leverage technology partners. They help us ensure that our software remains compatible with complementary hardware and software, and help us adapt and respond to the emergence of new technologies and trends. We also work with global systems integrators who offer our software and solutions in their business practices and leverage their process design, planning and vertical expertise to provide holistic solutions and services for our customers.

•

To reach Growth Markets that have more sophisticated technology requirements, we collaborate with a network of regional solution providers that have the sales and implementation resources to deliver and support IT solutions tailored for this market.

•

For customers of all sizes who prefer to buy IT as a service rather than through a traditional licensed software model, we have tailored our technology solutions and partner strategies to enable a large cross-section of service providers to deliver IT management-as-a-service. These service provider partners range from the largest global IT outsourcing and telecommunications firms to regional and local infrastructure service and managed service providers. Service providers are both buyers of technology and “sell through” partners to buyers of IT as a service.

Because these partner business models are blurring due to rapid changes in technology capabilities, buyer preferences and competitive dynamics, we have created a single global partner program office to consolidate and align partner strategies, program offerings and recruitment and enablement activities.

In certain non-U.S. geographic locations, including in the Asia-Pacific and Japan region, our primary routes to market are value-added distributors and volume partners. In other non-U.S. geographic locations, principally in southern Eastern Europe, the Middle East and Africa, we use a franchise model with exclusive representatives, who represent our interests in a particular geography on an exclusive basis, as our primary route to market.

Sales and Marketing

We offer our solutions through our direct sales force and indirectly through our strategic partners. Our sales and marketing processes include carefully managing the customer lifecycle by continually improving the customer experience from purchase to deployment and beyond.

We rely on market analysis and customer insight to help us identify new market opportunities and provide fact-based insight on industry and customer trends, and we rely on our marketing organization to build awareness of and demand for our products worldwide.

Our sales organization operates globally. We operate through branches, subsidiaries and partners around the world. Approximately 42% of our revenue in fiscal 2012 was from operations outside of the United States. As of March 31, 2012, and March 31, 2011, we had approximately 3,600 and 3,500 sales and sales support personnel, respectively.

Customer Success Lifecycle

Our customer success lifecycle program brings together professional services, education, support, communities and partners to help customers from software installation through use. Our efforts are intended to provide a positive customer experience and increase customer loyalty.

We work with customers to deploy our solutions quickly and effectively so they are able to derive greater value from their software investments. We offer ongoing, best-practice guidance for using our installed solutions, which helps customers avoid inefficiencies and use all of the software features that address their business challenges. We also provide networking opportunities through user groups and communities that enable customers to connect and share with each other, as well as partners and CA Technologies experts.

We have more than 32,000 distinct community members in 44 active online communities where users network with each other, ask and answer questions and share knowledge about CA Technologies solutions. Through our communities, customers have the opportunity to engage with their peers as well as gain access to CA Technologies technical experts, to provide their ideas and input on product direction, vote on those ideas and receive feedback from CA Technologies.

Research and Development

We have approximately 5,900 employees globally who design and support CA Technologies software. Our engineers are organized through six regional hubs located in Framingham, Massachusetts; Plano, Texas; Redwood City, Petaluma and San Francisco, California; Prague, the Czech Republic; Hyderabad, India; and Beijing, China. Our engineers work collaboratively in both physical and virtual labs, increasingly using an agile development methodology. Among other things, agile development is intended to enable the incorporation of new customer insights, which in turn strengthens our ability to bring to market innovations that deliver business value to our customers.

Our research and development activities also include a number of efforts to support our technical community in its pursuit of leading solutions for customers. We continue to use CA Technologies Labs on Demand to strengthen our relationships with research communities by working with academia, professional associations, industry standards bodies, customers and partners to explore novel products and emerging technologies. Our CA Council for Technical Excellence leads innovative projects designed to promote communication, collaboration and synergy throughout our global technical community. The CA Architecture Board helps us ensure a strong central architecture that supports our growth strategy, and our Distinguished Engineer Board encourages and recognizes excellence in engineering.

To keep us on top of major technological advances and to ensure our products continue to work well with those of other vendors, we are active in most major industry standards organizations and take the lead on many issues. Our professionals are certified across key standards, including Scrum Alliance (a non-profit organization focused on Scrum framework, which is related to agile development methodology), ITIL®, PMI and CISPP, and are certified in CSM (Certified Scrum Master) and CSP (Certified Scrum Professional) to lead the charge in implementing agile practices and methodologies across the Company. Our professionals also possess knowledge and expertise in key vertical markets, such as financial services, government, telecommunications, insurance, health care, manufacturing and retail. Further, we were the first major software company to earn the ISO’s 9001:2000 Global Certification. In addition, our Global IT Operations have attained ISO/IEC 20000-1:2005 and ISO/IEC 27001:2005 certifications. These certifications demonstrate our leadership in IT service management and information security.

We have charged to operations $510 million, $471 million and $487 million in fiscal 2012, 2011 and 2010, respectively, for product development and enhancements. In fiscal 2012, 2011 and 2010, we capitalized costs of $180 million, $170 million and $188 million, respectively, for internally developed software.

Intellectual Property

Our products and technology are generally proprietary. We rely on U.S. and foreign intellectual property laws, including patent, copyright, trademark and trade secret laws, to protect our proprietary rights. However, the extent and duration of protection given to different types of intellectual property rights vary under different countries’ legal systems. In some countries, full-scale intellectual property protection for our products and technology may be unavailable, or the laws of other jurisdictions may not protect our proprietary technology rights to the same extent as the laws of the United States. We also maintain contractual restrictions in our agreements with customers, employees and others to protect our intellectual property rights. These restrictions generally bind our employees to confidentiality and limit our customers’ use of our software and prohibit disclosure to third parties.

We regularly license software and technology from third parties, including some competitors, and incorporate them into our own software products. We include third-party technology in our products in accordance with contractual relationships that specify our rights.

We believe that our patent portfolio differentiates our products and services from those of our competitors, enhances our ability to access third-party technology, and protects our investment in research and development. As of March 31, 2012, our patent portfolio includes more than 700 issued patents and 700 pending applications in the United States and across the world. The patents generally expire at various times over the next 20 years. Although the durations and geographic intellectual property protection coverage for our patents may vary, we believe our patent portfolio adequately protects our interests. Although we have a number of patents and pending applications that may be of value to various aspects of our products and technology, we are not aware of any single patent that is essential to us or to any of our principal business product areas.

The source code for our products is protected both as trade secrets and as copyrighted works. Our customers do not generally have access to the source code for our products. Rather, on-premises customers typically access only the executable code for our products and SaaS customers access only the functionality of our SaaS offerings. Some of our customers are beneficiaries of a source code escrow arrangement that enables them to obtain a contingent, limited right to access our source code.

We have begun an effort to more fully employ our intellectual property by strategically licensing and/or assigning selected assets within our portfolio. This effort is intended to better position us in the marketplace and allow us the flexibility to reinvest in improving our overall business.

Product Licensing and Maintenance

For traditional, on-premises licensing, we typically license to customers either perpetually or on a subscription basis for a specified term. Our customers also purchase maintenance and support services that provide technical support and any product enhancements released during the maintenance period.

Under a perpetual license, the customer has the right to use the licensed program for an indefinite period of time upon payment of a one-time license fee. If the customer wants to receive maintenance, the customer is required to pay an additional annual maintenance fee.

Under a subscription license, the customer has the right to usage and maintenance of the licensed products during the term of the agreement. Under our flexible licensing terms, customers can license our software products under multi-year licenses, with most customers choosing terms of one-to-five years, although longer terms may sometimes be negotiated by customers in order to obtain greater cost certainty. Thereafter, the license generally renews for the same period of time on the same terms and conditions, but subject to the customer’s payment of our then prevailing subscription license fee.

Within these license categories, our contracts provide customers with the right to use our products under a variety of models including, but not limited to:

•	A typical designated CPU (central processing unit) license, under which the customer may use the licensed product on a single, designated CPU.

•

A MIPS (millions of instructions per second)-based license, which allows the customer to use the licensed product on one or more CPUs, limited by the aggregate MIPS rating of the CPUs covered by the license.

•	A user-based license, under which the customer may use the licensed product by or for the agreed number of licensed users.

•

A designated server license, under which the customer may use a certain distributed product on a single, designated server. The licensed products must be licensed for use with a specific operating system.

Customers can obtain licenses to our products through individual discrete purchases to meet their immediate needs or through the adoption of enterprise license agreements (ELAs). ELAs are comprehensive licenses that cover multiple products and also provide for maintenance and support.

For our mainframe solutions, the majority of our licenses provide customers with the right to use one or more of our products up to a specific license capacity, generally measured in MIPS. For these products, customers may acquire additional capacity during the term of a license by paying us an additional license fee. For our enterprise solutions, our licenses may provide customers with the right to use one or more of our products limited to a number of servers, users or gigabytes, among other things. Customers may license these products for additional servers, users or gigabytes, etc., during the term of a license by paying us an additional license fee.

SaaS is another delivery model we offer to our customers when a customer prefers to utilize our technology off-premises with little to no infrastructure required. Our SaaS offerings are typically licensed using a subscription fee, most commonly on a monthly or annual basis.

Competition

Our industry is highly competitive. We believe that the enterprise IT management software and solutions business is marked by rapid technological change, the steady emergence of new companies and products, evolving industry standards and changing customer needs. We compete with many established companies in the markets we serve. Some of these companies have substantially greater financial, marketing and technological resources; broader distribution capabilities; earlier access to customers; and a greater opportunity to address customers’ various information technology requirements than we do. These factors may, at times, provide some of our competitors with an advantage in penetrating markets with their products. Our primary competitors include BMC Software, Inc., Compuware Corporation, Hewlett-Packard Company, International Business Machines Corporation, Oracle Corporation and VMware, Inc.

We also compete with many smaller, less established companies that may be able to focus more effectively on specific product areas or markets, or SaaS delivery platforms. Because of the breadth of our product portfolio and our platform independence, we have competitors who may compete with us in only one product or professional services area and other competitors who compete across most or all of our product and professional services portfolios.

We believe our competitive differentiators include: our independence (since our products are not linked to a proprietary hardware, software or operating system platform); industry vision; expertise; product quality, functionality, performance, integration and manageability; breadth of product offerings; customer support; frequency of upgrades and updates; pricing; brand name recognition; and reputation.

Employees

The table below sets forth the approximate number of employees by location and functional area at March 31, 2012:

LOCATION	EMPLOYEES AT MARCH 31, 2012	FUNCTIONAL AREA	EMPLOYEES AT MARCH 31, 2012
Corporate headquarters	1,500	Professional Services	1,500
		Support services	1,400
Other U.S. offices	5,500	Selling and marketing	4,100
		General and administrative	2,100
International offices	6,600	Product development	4,500

Total	13,600	Total	13,600

At March 31, 2012 and 2011, we had approximately 13,600 and 13,400 employees, respectively.

(d) Financial Information About Geographic Areas

Refer to Note 18 “Segment and Geographic Information,” in the Notes to the Consolidated Financial Statements for financial data pertaining to our segment and geographic operations.

(e) Corporate Information

The Company was incorporated in Delaware in 1974, began operations in 1976 and completed an initial public offering of common stock in December 1981. Our common stock is traded on The NASDAQ Global Select Market tier of The NASDAQ Stock Market LLC under the symbol “CA.”

Our corporate website address is www.ca.com. All filings we make with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, our proxy statements and any amendments thereto filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available for free in the Investor Relations section of our website (www.ca.com/invest) as soon as reasonably practicable after they are filed with or furnished to the SEC. Our SEC filings are available to be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be obtained for free on the SEC’s website at www.sec.gov. The reference to our website address does not constitute inclusion or incorporation by reference of the information contained on our website in this Form 10-K or other filings with the SEC, and the information contained on our website is not part of this document.

The Investor Relations section of our website (www.ca.com/invest) also contains information about our initiatives in corporate governance, including: our corporate governance principles; information about our Board of Directors (including specific procedures for communicating with them); information concerning our Board Committees, including the charters of the Audit Committee, the Compensation and Human Resources Committee, the Corporate Governance Committee and the Compliance and Risk Committee; and our Code of Conduct: Information and Resource Guide (applicable to all of our employees, including our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and our directors). These documents can also be obtained in print by writing to our Corporate Secretary, CA, Inc., One CA Plaza, Islandia, NY 11749.

Item 1A. Risk Factors.

Current and potential stockholders should consider carefully the risk factors described below. Any of these factors, many of which are beyond our control, could materially adversely affect our business, financial condition, operating results, cash flow and stock price.

Failure to achieve success in our business strategy could materially adversely affect our business, financial condition, operating results and cash flow.

As more fully described in Part I, Item 1 “Business,” our business strategy is designed to build on our portfolio of software and services to meet next-generation market opportunities. The success of this strategy could be affected by many of the risk factors discussed in this Form 10-K and also by our ability to:

•

Effectively rebalance our sales force to increase penetration in Large New Enterprises and Growth Markets where we currently may not have a strong presence and where we may have a dependence on unfamiliar distribution partners and routes;

•

Enable our sales force to sell new products, including instances where our offerings are of a type not previously provided by us, to our traditional core and new customers, or where a competitor already has an established relationship with a potential new customer;

•	Improve the CA Technologies brand in the marketplace; and

•	Ensure our cloud computing, SaaS and other new offerings address the needs of a rapidly changing market, while not adversely affecting the demand for our traditional products or our profitability.

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

International revenue has historically represented a significant percentage of our total worldwide revenue. Success in selling and developing our products outside the United States will depend on a variety of factors in various non-U.S. locations, including:

•	Foreign exchange currency rates;

•	Local economic conditions;

•	Political stability and acts of terrorism;

•	Workforce reorganizations in various locations, including global reorganizations of sales, research and development, technical services, finance, human resources and facilities functions;

•	Effectively staffing key managerial and technical positions;

•	Successfully localizing software products for a significant number of international markets;

•	Restrictive employment regulation;

•	Trade restrictions such as tariffs, duties, taxes or other controls;

•	International intellectual property laws, which may be more restrictive or may offer lower levels of protection than U.S. law;

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

Our products are designed to improve the productivity and efficiency of our customers’ information processing resources. However, a general slowdown in the global economy, or in a particular region (such as Europe), or disruption in a business or industry sector (such as the financial services sector), or tightening of credit markets, could cause customers to: have difficulty accessing credit sources; delay contractual payments; or delay or forgo decisions to (i) license new products (particularly with respect to discretionary spending for software), (ii) upgrade their existing environments or (iii) purchase services. Any such impacts could materially adversely affect our business, financial condition, operating results and cash flow.

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

Our ability to compete effectively and our growth prospects for all of our products, including those associated with our business strategy, depend upon many factors, including the success of our existing distributed systems products, the timely introduction and success of future software products and related delivery methods, and the ability of our products to perform well with existing and future leading databases and other platforms supported by our products that address customer needs and are accepted by the market. We have experienced long development cycles and product delays in the past, particularly with some of our distributed systems products, and may experience delays in the future. In addition, we have incurred, and expect to continue to incur, significant research and development costs as we introduce new products and integrate products into solution sets. If there are delays in new product introduction or solution set integration, or if there is less-than-anticipated market acceptance of these new products or solution sets, we will have invested substantial resources without realizing adequate revenues in return, which could materially adversely affect our business, financial condition, operating results and cash flow.

We are subject to intense competition in product and service offerings and pricing, and we expect to face increased competition in the future, which could either diminish demand for or inhibit growth of our products and, therefore, reduce our sales, revenue and market presence.

The markets for our products are intensely competitive, and we expect product and service offerings and pricing competition to increase. Some of our competitors have longer operating histories, greater name recognition, a larger installed base of customers in any particular market niche, larger technical staffs, established relationships with hardware vendors, or greater financial, technical and marketing resources. Furthermore, our business strategy is predicated upon our ability to develop and acquire products and services that address customer needs and are accepted by the market better than those of our competitors.

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

Failure to expand our partner programs related to the sale of our solutions may result in lost sales opportunities, increases in expenses and a weakening in our competitive position.

We sell our solutions through global systems integrators, technology partners, managed service providers, solution providers, distributors of volume partners and exclusive representatives in partner programs that require training and expertise to sell these solutions, and global penetration to grow these aspects of our business. The failure to expand these partner programs and penetrate these markets could materially adversely affect our success with partners, resulting in lost sales opportunities and an increase in expenses, and could also weaken our competitive position.

Our business may suffer if we are not able to retain and attract adequate qualified personnel, including key managerial, technical, marketing and sales personnel.

We operate in a business where there is intense competition for experienced personnel in all of our global markets. We depend on our ability to identify, recruit, hire, train, develop and retain qualified and effective personnel and to attract and retain talent needed to execute our business strategy. Our ability to do so depends on numerous factors, including factors that we cannot control, such as competition and conditions in the local employment markets in which we operate. Our future success depends in a large part on the continued contribution of our senior management and other key employees. A loss of a significant number of skilled managerial, technical, marketing or other personnel could have a negative effect on the quality of our products. A loss of a significant number of experienced and effective sales personnel could result in fewer sales of our products. Our failure to retain qualified employees in these categories could materially adversely affect our business, financial condition, operating results and cash flow.

We may encounter difficulties in successfully integrating companies and products that we have acquired or may acquire into our existing business, which could materially adversely affect our infrastructure, market presence, business, financial condition, operating results and cash flow.

In the past we have acquired, and in the future we expect to acquire, complementary companies, products, services and technologies (including through mergers, asset acquisitions, joint ventures, partnerships, strategic alliances and equity investments). Additionally, we expect to acquire technology and software that are consistent with our business strategy. The risks we may encounter include:

•	We may find that the acquired company or assets do not improve our financial and strategic position as planned;

•	We may have difficulty integrating the operations, facilities, personnel and commission plans of the acquired business;

•	We may have difficulty forecasting or reporting results subsequent to acquisitions;

•	We may have difficulty retaining the skills needed to further market, sell or provide services on the acquired products in a manner that will be accepted by the market;

•	We may have difficulty incorporating the acquired technologies or products into our existing product lines;

•	We may have product liability, customer liability or intellectual property liability associated with the sale of the acquired company’s products;

•	Our ongoing business may be disrupted by transition or integration issues and our management’s attention may be diverted from other business initiatives;

•	We may be unable to obtain timely approvals from governmental authorities under applicable competition and antitrust laws;

•	We may have difficulty maintaining uniform standards, controls, procedures and policies;

•	Our relationships with current and new employees, customers and distributors could be impaired;

•	An acquisition may result in increased litigation risk, including litigation from terminated employees or third parties; and

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

The largest suppliers of systems and computing software are, in most cases, the manufacturers of the computer hardware systems used by most of our customers. Historically, these companies have from time to time modified or introduced new operating systems, systems software and computer hardware. In the future, new products from these companies could incorporate features that perform functions currently performed by our products, or could require substantial modification of our products to maintain compatibility with these companies’ hardware or software. Recently, many established enterprise hardware vendors have begun to bundle in basic management functionality software with their hardware offerings, putting additional competitive pressures on independent management software vendors like us. Although we have to date been able to adapt our products and our business to changes introduced by hardware manufacturers and system software developers, there can be no assurance that we will be able to do so in the future. Failure to deliver distinctive management functionality, beyond the basic functionality now being bundled by many hardware vendors, that delivers significant and differentiating value to customers could materially adversely affect our business, financial condition, operating results and cash flow.

In addition, the emergence of cloud computing means that many of our enterprise solutions customers are themselves undergoing a radical shift in the way they deliver IT services to their businesses. The shift towards delivering infrastructure and Software-as-a-Service (SaaS) from the cloud may negatively affect our ability to sell IT management solutions to our traditional enterprise solutions customers. While we believe we adequately understand this risk and are taking steps in our product and business strategy to plan for it, failure to adapt our products, solutions, delivery models and sales approaches to effectively plan for cloud computing may adversely affect our business. If we are not successful in anticipating the rate of market change towards the cloud computing paradigm and evolving with it by delivering solutions for IT management in the cloud computing environment, customers may forgo the use of our products in favor of those with comparable functionality delivered via the cloud, which could materially adversely affect our business, financial condition, operating results and cash flow.

Our customers’ data centers and IT environments may be subject to hacking or other cybersecurity threats, harming customer relationships and the market perception of the effectiveness of our products.

An actual or perceived breach of our customers’ network security allowing access to our customers’ data centers or other parts of their IT environments, including access to confidential and personally identifiable information maintained by a customer, regardless of whether the breach is attributable to our products, may cause contractual disputes and may negatively affect the market perception of the effectiveness of our products and our reputation. Because the techniques used by computer hackers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. Alleviating any of these problems could require significant expenditures of our capital and diversion of our resources from development efforts. Additionally, these efforts could cause interruptions, delays or cessation of our product licensing, or modification of our software, which could cause us to lose existing or potential customers, and/or subject us to legal action by government authorities or private parties, which could materially adversely affect our business, financial condition, operating results and cash flow.

Our software products, data centers and IT environments may be subject to hacking or other cybersecurity threats, resulting in a loss or misuse of proprietary, personally identifiable and confidential information and harm to the market perception of the effectiveness of our products.

Given that our products are intended to manage and secure IT infrastructures and environments, we expect to be an ongoing target of attacks specifically designed to impede the performance of our products. Similarly, experienced computer programmers or hackers may attempt to penetrate our network security or the security of our data centers and IT environments. These hackers, or others, which may include our employees or vendors, may misappropriate proprietary, personally identifiable and confidential information of the Company, our customers, our employees or our business partners or other individuals or cause interruptions of our services. Although we continually seek to improve our countermeasures to prevent and detect such incidents, if these efforts are not successful, our business operations, and those of our customers, could be adversely affected, losses or theft of data could occur, our reputation and future sales could be harmed, governmental regulatory action or litigation could be commenced against us and our business, financial condition, operating results and cash flow could be materially adversely affected.

Discovery of errors in our software could materially adversely affect our revenue and earnings and subject us to costly and time consuming product liability claims.

The software products we offer are inherently complex. Despite testing and quality control, we cannot be certain that errors will not be found in current versions, new versions or enhancements of our products after commencement of commercial shipments. If new or existing customers have difficulty deploying our products or require significant amounts of customer support, our operating margins could be adversely affected. We could also face possible claims and higher development costs if our software contains errors that we have not detected or if our software otherwise fails to meet our customers’ expectations. Significant technical challenges also arise with our products because our customers license and deploy our products across a variety of computer platforms and integrate them with a number of third-party software applications and databases. These combinations increase our risk further because, in the event of a system-wide failure, it may be difficult to determine which product is at fault. As a result, we may be harmed by the failure of another supplier’s products. As a result of the foregoing, we could experience:

•	Loss of or delay in revenue and loss of market share;

•	Loss of customers, including the inability to obtain repeat business with existing key customers;

•	Damage to our reputation;

•	Failure to achieve market acceptance;

•	Diversion of development resources;

•	Remediation efforts that may be required;

•	Increased service and warranty costs;

•	Legal actions by customers or government authorities against us that could, whether or not successful, be costly, distracting and time-consuming;

•	Increased insurance costs; and

•	Failure to successfully complete service engagements for product installations and implementations.

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

Approximately 9% of our total revenue backlog at March 31, 2012 is associated with multi-year contracts signed with the U.S. federal government and other U.S. state and local government agencies. These contracts are generally subject to annual fiscal funding approval, may be renegotiated or terminated at the discretion of the government, or all of these. Termination, renegotiation or funding approval for a contract could adversely affect our sales, revenue and reputation. Additionally, our government contracts are generally subject to audits and investigations, which could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with the government, which could materially adversely affect our business, financial condition, operating results and cash flow.

Certain software that we use in our products is licensed from third parties and, for that reason, may not be available to us in the future, which has the potential to delay product development and production or cause us to incur additional expense, which could materially adversely affect our business, financial condition, operating results and cash flow.

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

Some of our products contain software from open source code sources. The use of such open source code may subject us to certain conditions, including the obligation to offer our products that use open source code for no cost. We monitor our use of such open source code to avoid subjecting our products to conditions we do not intend. However, the use of such open source code may ultimately subject some of our products to unintended conditions, which could require us to take remedial action that may divert resources away from our development efforts and, therefore, could materially adversely affect our business, financial condition, operating results and cash flow.

We may lose access to third-party code and specifications for the development of code, which could materially adversely affect our ability to develop software compatible with third-party software products in the future.

Our solutions interact with a variety of software and hardware developed by third parties. Some software providers and hardware manufacturers, including some of the largest vendors, have a policy of restricting the use or availability of their code or technical documentation for some of their operating systems, applications, or hardware. To date, this policy has not had a material effect on us. Some companies, however, may adopt more restrictive policies in the future or impose unfavorable terms and conditions for such access. These restrictions may, in the future, result in higher research and development costs for us in connection with the enhancement and modification of our existing products and the development of new products. Any additional restrictions could materially adversely affect our business, financial condition, operating results and cash flow.

Third parties could claim that our products infringe or contribute to the infringement of their intellectual property rights or that we owe royalty payments to them, which could result in significant litigation expense or settlement with unfavorable terms, which could materially adversely affect our business, financial condition, operating results and cash flow.

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

Failure to renew large license agreement transactions on a satisfactory basis could materially adversely affect our business, financial condition, operating results and cash flow.

Our core customers are large enterprises with multi-year enterprise license agreements each of which involves substantial aggregate fee amounts. The failure to renew those transactions in the future, or to replace those enterprise license agreements with new transactions of similar scope, on terms that are commercially attractive to us could materially adversely affect our business, financial condition, operating results and cash flow.

Changes in market conditions or our ratings could increase our interest costs and adversely affect the cost of refinancing our debt and our ability to refinance our debt, which could materially adversely affect our business, financial condition, operating results and cash flow.

At March 31, 2012, we had $1,301 million of debt outstanding, consisting mostly of unsecured fixed-rate senior note obligations and credit facility borrowings. Refer to Note 9, “Debt,” in the Notes to the Consolidated Financial Statements for the payment schedule of our long-term debt obligations. Our senior unsecured notes are rated by Moody’s Investors Service, Fitch Ratings, and Standard and Poor’s. These agencies or any other credit rating agency could downgrade or take other negative action with respect to our credit ratings in the future. If our credit ratings were downgraded or other negative action is taken, we could be required to, among other things, pay additional interest on outstanding borrowings under our principal revolving credit agreement. Any downgrades could affect our ability to obtain additional financing in the future and may affect the terms of any such financing.

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

Our consolidated financial results are reported in U.S. dollars. Most of the revenue and expenses of our foreign subsidiaries are denominated in local currencies. Given that cash is typically received over an extended period of time for many of our license agreements and given that a substantial portion of our revenue is generated outside of the U.S., fluctuations in foreign currency exchange rates (such as the euro) against the U.S. dollar could result in substantial changes in reported revenues and operating results due to the foreign currency impact upon translation of these transactions into U.S. dollars.

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

We have previously announced workforce reductions and other cost reduction initiatives to reallocate resources to growth areas of our business as part of our strategy. We may have further workforce reductions in the future. Risks associated with these actions and other workforce management issues include delays in implementation, changes in plans that increase or decrease the number of employees affected, adverse effects on employee morale and the failure to meet operational targets due to the loss of employees, any of which may impair our ability to achieve anticipated cost reductions or may otherwise harm our business, which could materially adversely affect our financial condition, operating results and cash flow.

We have outsourced various functions to third parties and use third parties as vendors pursuant to arrangements that may not be successful or fully secure, thereby resulting in increased costs or an increased chance of a cybersecurity threat, which may adversely affect service levels and our public reporting.

We have outsourced various functions to third parties, including certain development and administrative functions and hosting for our SaaS business, and may outsource additional functions to third-party providers in the future. We use third party vendors for a variety of functions including a number of which expressly involve confidential and/or personally identifiable information. We rely on all of these third parties to provide services on a timely and effective basis and to adequately address their own cybersecurity threats. Although we periodically monitor the performance of these third parties and maintain contingency plans in case the third parties are unable to perform as agreed, we do not ultimately control the performance of our outsourcing partners. The failure of third-party outsourcing partners or vendors to perform as expected or as contractually required could result in significant disruptions and costs to our operations or our customers’ operations, including the potential loss of personally identifiable data of our customers, employees and business partners and could subject us to legal action by government authorities or private parties, which could materially adversely affect our business, financial condition, operating results and cash flow, and our ability to file our financial statements with the SEC timely or accurately.

We may encounter events or circumstances that would require us to record an impairment charge relating to our goodwill asset balance.

Under GAAP, we are required to evaluate goodwill for impairment at least annually, and more frequently if impairment indicators are present. Prior to fiscal 2012, we evaluated goodwill impairment based on a single operating segment. In the first quarter of fiscal 2012, we disaggregated our operations into three operating segments. This change required the allocation of our goodwill across these operating segments, as well as a change in our evaluation approach with respect to each of these operating segments. We completed our analysis for allocating goodwill by operating segment during the fourth quarter of fiscal 2012. Going forward, absent any indicators of impairment, we expect to perform an annual impairment analysis during the fourth quarter of each fiscal year.

In future periods, we may be subject to factors that may constitute a change in circumstances, indicating that the full carrying value of our goodwill may not be recoverable. These changes may consist of, but are not limited to, declines in our stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. Any of these factors, or others, could require us to record a significant non-cash impairment charge in our financial statements during a period. If we determine that a significant impairment of our goodwill has occurred in any of our operating segments, this could materially adversely affect our business, financial condition and operating results.

Potential tax liabilities may materially adversely affect our results.

We are subject to income taxes in the United States and in numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, we engage in many transactions and calculations where the ultimate tax determination is uncertain.

We are regularly under audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from that which is reflected in our income tax provisions and accruals. Additional tax assessments resulting from audit, litigation or changes in tax laws may result in increased tax provisions or payments which could materially adversely affect our business, financial condition, operating results and cash flow in the period or periods in which that determination is made.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal real estate properties are located in areas necessary to meet our operating requirements. All of the properties are considered to be both suitable and adequate to meet our current and anticipated operating requirements.

As of March 31, 2012, we leased 62 facilities throughout the United States, including our corporate headquarters located in Islandia, New York, and 93 facilities outside the United States. Our lease obligations expire on various dates with the longest commitment extending to 2023. We believe that substantially all of our leases will be renewable at market terms at our option as they become due.

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

Item 4. Mine Safety Disclosures.

Not applicable.

*        *        *

Executive Officers of the Registrant.

The name, age, present position, and business experience for at least the past five years of our executive officers at May 11, 2012 are listed below:

William E. McCracken, 69, has been Chief Executive Officer of the Company since January 2010 and a director of the Company since 2005. He was non-executive Chairman of the Board from June 2007 to September 2009 and interim Executive Chairman of the Board from September 2009 to January 2010, and he served as executive Chairman of the Board from January 2010 to May 2010. He was President of Executive Consulting Group, LLC from 2002 to January 2010. During a 36-year tenure at International Business Machines Corporation (IBM), a manufacturer of information processing products and a technology, software and networking systems manufacturer and developer, Mr. McCracken held several executive positions, including General Manager of the IBM Printing Systems Division and General Manager of Worldwide Marketing of IBM PC Company. From 1995 to 2001, he served on IBM’s Worldwide Management Council, a group of the top 30 executives at IBM.

Richard J. Beckert, 50, has been Executive Vice President and Chief Financial Officer of the Company since May 2011. He served as the Company’s Corporate Controller from June 2008 to May 2011 and as Senior Vice President, Strategic Pricing and Offerings from September 2006, when he joined the Company, through June 2008.

Adam Elster, 44, has been Executive Vice President and Group Executive, Mainframe and Customer Success Group since February 2012. He is responsible for innovation and growth of our mainframe business and customer success, which includes customer support, portfolio management and integration of acquisitions. In addition, he leads a business transformation program that focuses on organizational alignment initiatives with our business strategy to meet long-term goals and objectives. Since joining the Company in 1999, Mr. Elster has held a number of senior management positions, including Executive Vice President, Global Business Organization and Business Transformation from August 2011 to February 2012, General Manager, CA Services, Support and Education from June 2011 to August 2011, Corporate Senior Vice President and General Manager, CA Services from November 2009 to June 2011, and Senior Vice President, Area Sales Manager for the Eastern United States, from July 2007 to November 2009.

George J. Fischer, 49, has been the Company’s Executive Vice President and Group Executive, Worldwide Sales and Services since February 2012. He is responsible for all revenue for the Company and for building and maintaining customer and partner relationships across all sectors (Large Existing Enterprises, Large New Enterprises and Growth Markets) and geographies. Since joining the Company in 1999, Mr. Fischer has held a number of senior management positions, including Executive Vice President and Group Executive, Worldwide Sales and Operations from June 2010 to February 2012, Executive Vice President, Global Sales and Marketing from 2009 to June 2010, Executive Vice President and General Manager, Worldwide Sales from 2007 to 2009, and Senior Vice President and General Manager of North America Sales from 2004 to 2007.

Amy Fliegelman Olli, 48, has been Executive Vice President and General Counsel of the Company since February 2007. She is responsible for all of the Company’s legal, compliance and internal audit functions worldwide. Ms. Fliegelman Olli joined the Company in September 2006. From September 2006 to February 2007, she served as Executive Vice President and Co-General Counsel of the Company.

Peter JL Griffiths, 48, has been the Company’s Executive Vice President and Group Executive, Enterprise Solutions and Technology Group since February 2012. He is responsible for managing a broad portfolio of products and solutions for enterprise and growth markets. Mr. Griffiths joined the Company in May 2011 as Executive Vice President, Technology and Development and held that position until February 2012. Prior to that, he was Vice President of Worldwide Research and Development Business, Analytics and Applications at IBM from January 2008 to May 2011, and Senior Vice President, Products at Cognos, Incorporated, a global leader of business intelligence and performance management software, from April 2002 to January 2008, until its acquisition by IBM. Mr. Griffiths joined Cognos in 1998 upon its acquisition of Relational Matters PLC, a data analytics company, where he was Chief Executive Officer.

Phillip J. Harrington, Jr., 55, has been the Company’s Executive Vice President, Risk, and Chief Administrative Officer since June 2010. He is responsible for the Company’s human resources, education, administrative services, risk management, information services and government relations operations globally. Previously, Mr. Harrington served as a director at Deloitte & Touche LLP, a provider of audit, tax, consulting, enterprise risk and financial advisory services, where he served clients in the areas of general management consulting, operational risk management and regulation. Prior to joining Deloitte & Touche in 2008, he spent 20 years at Prudential Financial, Inc., a provider of insurance, investment management, and other financial products and services, where he held a number of leadership positions.

Jacob Lamm, 47, has been the Company’s Executive Vice President, Strategy and Corporate Development since February 2009. He is responsible for directing the Company’s overall business strategy, as well as the Company’s strategy for acquisitions. Mr. Lamm has held various management positions since joining the Company in 1998. He served as the Company’s Executive Vice President, Governance Group from January 2008 to February 2009, as Executive Vice President and General Manager, Business Service Optimization Business Unit from March 2007 to January 2008 and as Senior Vice President, General Manager and Business Unit Executive from April 2005 to March 2007.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on The NASDAQ Global Select Market tier of The NASDAQ Stock Market LLC (NASDAQ) under the symbol “CA.” The following table sets forth, for the fiscal quarters indicated, the quarterly high and low closing sales prices on NASDAQ:

	FISCAL 2012		FISCAL 2011
	HIGH	LOW	HIGH	LOW
Fourth Quarter	$27.91	$20.16	$25.57	$22.43
Third Quarter	$22.46	$18.99	$24.89	$21.18
Second Quarter	$23.42	$18.62	$21.24	$17.96
First Quarter	$25.06	$21.35	$23.85	$18.40

At April 30, 2012, we had approximately 6,500 stockholders of record.

We have paid cash dividends each year since July 1990. For fiscal 2012, 2011 and 2010, we paid annual cash dividends of $0.40, $0.16 and $0.16 per share, respectively. We paid cash dividends of $0.05 per share in each of the first three quarters of fiscal 2012.

On January 23, 2012, our Board of Directors approved a capital allocation program that targets the return of up to $2.5 billion to shareholders through fiscal 2014. This includes an increase in the annual dividend from $0.20 to $1.00 per share on our common stock as and when declared by the Board of Directors and the authorization to acquire up to $1.5 billion of our common stock. We paid a cash dividend of $0.25 per share for the fourth quarter of fiscal 2012. For fiscal 2011 and 2010, we paid quarterly cash dividends of $0.04 per share.

Purchases of Equity Securities by the Issuer

The following table sets forth, for the months indicated, our purchases of common stock in the fourth quarter of fiscal 2012:

Issuer Purchases of Equity Securities

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	APPROXIMATE DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS
	(in thousands, except average price paid per share)
January 1, 2012 — January 31, 2012	14,988	$25.02	14,988	$1,000,000
February 1, 2012 — February 28, 2012	—	—	—	$1,000,000
March 1, 2012 — March 31, 2012	—	—	—	$1,000,000

Total	14,988		14,988

On May 12, 2011, our Board of Directors approved a stock repurchase program that authorized us to acquire up to an additional $500 million of our common stock, in addition to the previous $500 million program approved on May 12, 2010.

Under the $2.5 billion capital allocation program approved by our Board of Directors in January 2012, we are authorized to acquire up to $1.5 billion of our common stock through fiscal 2014, including $232 million remaining at December 31, 2011 under our previous share repurchase authorizations described above. As part of the capital allocation program, we entered into an accelerated share repurchase agreement in the fourth quarter of fiscal 2012 with a bank to purchase $500 million of our common stock. The total number of shares repurchased will depend on our average stock price during the period of the agreement. Under the agreement, we paid $500 million to the bank for an initial delivery of approximately 15 million shares of our common stock and will either receive or deliver additional shares at settlement. The fair market value of approximately 15 million shares on the date received was approximately $375 million. The accelerated share repurchase transaction is expected to be completed by the end of the first quarter of fiscal 2013.

Under these programs as described above, we repurchased approximately 15 million shares of our common stock for approximately $500 million during the fourth quarter of fiscal 2012. At March 31, 2012, we remained authorized to repurchase approximately $1 billion of our common stock under the capital allocation program. The timing and amount of share repurchases will be determined by our management based on evaluation of market conditions, trading price, legal requirements and other factors.

Item 6. Selected Financial Data.

The information set forth below should be read in conjunction with the “Results of Operations” section included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	YEAR ENDED MARCH 31,
STATEMENT OF OPERATIONS DATA	2012	2011	2010	2009	2008
	(in millions, except per share amounts)
Revenue	$4,814	$4,429	$4,227	$4,138	$4,179
Income from continuing operations(1)	$938	$823	$759	$661	$472
Basic income per common share from continuing Operations	$1.91	$1.60	$1.46	$1.27	$0.91
Diluted income per common share from continuing Operations	$1.90	$1.60	$1.45	$1.27	$0.91
Dividends declared per common share(2)	$0.40	$0.16	$0.16	$0.16	$0.16

	AT MARCH 31,
BALANCE SHEET AND OTHER DATA	2012	2011	2010	2009	2008
	(in millions)
Cash provided by operating activities — continuing operations	$1,505	$1,377	$1,336	$1,184	$1,062
Working capital surplus	$214	$448	$409	$147	$213
Working capital, excluding deferred revenue(3)	$2,872	$3,045	$2,913	$2,553	$2,860
Total assets	$11,997	$12,411	$11,888	$11,241	$11,731
Long-term debt (less current maturities)	$1,287	$1,282	$1,530	$1,287	$2,155
Stockholders’ equity	$5,397	$5,620	$4,987	$4,362	$3,750

(1)	In fiscal 2010, 2009 and 2008, we incurred after-tax charges of $33 million, $64 million and $74 million, respectively, for restructuring and other costs.
(2)	Dividends declared per common share were $0.05 for the each of the first three quarters of fiscal 2012 and $0.25 for the fourth quarter of fiscal 2012. For fiscal 2008 through fiscal 2011, dividends declared per common share were $0.04 per quarter.
(3)	Deferred revenue includes amounts billed or collected in advance of revenue recognition, including subscription license agreements, maintenance and professional services. It does not include unearned revenue on future installments not yet billed at the respective balance sheet dates.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) is intended to provide an understanding of our financial condition, changes in financial condition, cash flow, liquidity and results of operations. This MD&A should be read in conjunction with our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-K and the Risk Factors included in Part I, Item 1A of this Form 10-K, as well as other cautionary statements and risks described elsewhere in this Form 10-K.

Business Overview

We are the leading independent enterprise information technology (IT) management software and solutions company with expertise across IT environments — from mainframe and physical to virtual and cloud. We develop and deliver software and services that help organizations accelerate, transform and secure their IT infrastructures to deliver flexible IT services. This allows customers to respond faster to business demands for new services, manage the quality of services, increase efficiency and reduce risk.

We address components of the computing environment, including people, information, processes, systems, networks, applications and databases, across hardware and software platforms and programs. We offer a broad portfolio of software solutions that address customer needs to accelerate, transform and secure IT environments, including mainframe; service assurance; security (identity and access management); service and portfolio management; and virtualization and service automation. We deliver our products on-premises or, for certain products, using Software-as-a-Service (SaaS).

We license our products worldwide. We serve companies across most major industries worldwide, including banks, insurance companies, other financial services providers, government agencies, telecommunication providers, manufacturers, technology companies, retailers, educational organizations and health care institutions. These customers typically maintain IT infrastructures that are both complex and central to their objectives for operational excellence.

We are the leading independent software vendor in the mainframe space, and we continue to innovate on the mainframe platform, which runs many of our largest customers’ most important applications. As the IT landscape continues to evolve, more companies are seeking to improve the efficiency, mobility and availability of their IT resources and applications by adopting next-generation technologies like virtualization and cloud computing and consuming IT as SaaS.

While these technologies can reduce operating costs tied to physical infrastructure, this evolution in computing is also making IT environments more complex. Data centers are evolving to include mainframes, physical servers, virtualized servers and private, public and hybrid (a combination of public and private) cloud environments.

We believe it is vital for companies to effectively accelerate, transform and secure all of their various computing environments, while being able to deliver new services quickly based on business needs. Our core strengths in IT management and security, combined with our investments in innovative technologies, position us to serve a range of customers which we have divided into three customer segments: (1) approximately 1,000 core customers with annual revenue in excess of $2 billion (Large Existing Enterprises), which currently account for approximately 80% of our revenue; (2) enterprises with revenue in excess of $2 billion that have not historically been significant customers of ours (Large New Enterprises), a customer segment which we believe includes 4,500 potential new customers but where we intend to initially focus on approximately 1,000 of these customers selected based on our current geographical and vertical strengths; and (3) approximately 7,000 enterprises with revenue between $300 million and $2 billion and in fast growing geographies like Latin America and Asia (Growth Markets). We believe by targeting these customer segments, we are more than doubling our total addressable market.

To enable us to execute on our business strategy more effectively, we:

•

Began rebalancing our sales force to add 300 new quota-carrying sales representatives, of which one-third are new to the Company. Both the new and reallocated representatives will be dedicated to and compensated for selling new products to customers.

•	Aligned our business, including both internal business units and some operational functions, to more closely align with our products to reflect both the evolving markets and our new target customers.

•

Held our user conference in November 2011, CA World, which brought together IT professionals from around the world to exchange IT management strategies. During the conference, we announced key initiatives centered on our theme of “IT at the Speed of Business,” which support customers as they transition from simply managing IT to delivering business services.

•	Acquired privately held Interactive TKO, Inc. (ITKO), a leading provider of service simulation solutions for developing applications in composite and cloud environments.

•

Acquired Base Technologies, a privately held consulting firm focused on the management of IT assets, with leading practices in virtualization management, mainframe technology, security and managed IT infrastructure.

•	Sold our non-strategic Internet Security business.

•

Organized our offerings into our Mainframe Solutions, Enterprise Solutions and Services operating segments. This new reporting disaggregates our operations into two software segments and one services segment.

In January 2012, our Board of Directors approved a capital allocation program that targets the return of up to $2.5 billion to shareholders through fiscal 2014. This includes an increase in the annual dividend from $0.20 to $1.00 per share on our common stock as and when declared by the Board of Directors and the authorization to acquire up to $1.5 billion of our common stock.

CA Technologies Business Model

We generate revenue from the following sources: license fees — licensing our products on a right-to-use basis; maintenance fees —providing customer technical support and product enhancements; and service fees — providing professional services such as product implementation, consulting and education. The timing and amount of fees recognized as revenue during a reporting period are determined in accordance with generally accepted accounting principles in the United States of America (GAAP). Revenue is reported net of applicable sales taxes.

Under our business model, we offer customers a wide range of licensing options. For traditional, on-premises licensing, we typically license to customers either perpetually or on a subscription basis for a specified term. Our customers also purchase maintenance and support services that provide technical support and any product enhancements released during the maintenance period.

Under a perpetual license, the customer has the right to use the licensed program for an indefinite period of time upon payment of a one-time license fee. If the customer wants to receive maintenance, the customer is required to pay an additional annual maintenance fee.

Under a subscription license, the customer has the right to usage and maintenance of the licensed products during the term of the agreement. Under our flexible licensing terms, customers can license our software products under multi-year licenses, with most customers choosing terms of one-to-five years, although longer terms may sometimes be negotiated by customers in order to obtain greater cost certainty. Thereafter, the license generally renews for the same period of time on the same terms and conditions, but subject to the customer’s payment of our then prevailing subscription license fee.

For our mainframe solutions, the majority of our licenses provide customers with the right to use one or more of our products up to a specific license capacity, generally measured in millions of instructions per second (MIPS). For these products, customers may acquire additional capacity during the term of a license by paying us an additional license fee. For our enterprise solutions, our licenses may provide customers with the right to use one or more of our products limited to a number of servers, users or gigabytes, among other things. Customers may license these products for additional servers, users or gigabytes, etc., during the term of a license by paying us an additional license fee.

SaaS is another delivery model we offer to our customers who prefer to utilize our technology off-premises with little to no infrastructure required. Our SaaS offerings are typically licensed using a subscription fee, most commonly on a monthly or annual basis.

Our services are typically delivered on a time and materials basis, but alternative pay arrangements, such as fixed fee or staff augmentations, can also be arranged.

Executive Summary

The following is a summary of the analysis of our results contained in our MD&A.

Total revenue for fiscal 2012 increased 9% to $4,814 million compared with $4,429 million in fiscal 2011. The increase was primarily attributable to an increase in subscription and maintenance revenue, an increase in software fees and other revenue and to a lesser extent an increase in professional services revenue. The increase in subscription and maintenance revenue for fiscal 2012 compared with fiscal 2011 was primarily due to revenue associated with a five-year license agreement with a large IT outsourcer for approximately $500 million that was executed in the fourth quarter of fiscal 2011. For fiscal 2012, total revenue reflected a favorable foreign exchange effect of $89 million compared with fiscal 2011. Revenue increased 7% from existing products and services and 2% from acquired businesses (which we define as businesses acquired within the prior 12 months). The growth in revenue from existing products and services was positively affected by the aforementioned license agreement with a large IT outsourcer, the favorable effect of foreign exchange and increases in software fees and other revenue. Excluding the foreign exchange effect, revenue increased 5% from existing products and services and 2% from acquired businesses.

Total bookings for fiscal 2012 decreased 5% to $4,663 million compared with $4,888 million in fiscal 2011. Bookings for fiscal 2011 include a license agreement with a large IT outsourcer for approximately $500 million executed in the fourth quarter of fiscal 2011. The decrease in bookings attributable to the effect of this large contract being booked in fiscal 2011 was partially offset by an increase in fiscal 2012 bookings that are recognized as software fees and other revenue and an increase in professional services bookings (primarily attributable to an increase in professional service engagements and to a lesser extent our fiscal 2012 acquisition of Base Technologies). Our total new product and capacity sales for fiscal 2012 increased by a low single digit percentage from fiscal 2011. The increase was primarily a result of new product sales within the Mainframe Solutions segment, partially offset by a decrease in new product sales within the Enterprise Solutions segment. Capacity sales for fiscal 2012 were consistent with fiscal 2011. Renewal bookings for fiscal 2012, which generally do not include new product and capacity sales and professional services arrangements, were slightly better than the 15% year-over-year decline we previously expected. This decline was primarily due to the aforementioned license agreement with the large IT outsourcer executed in the fourth quarter of fiscal 2011. In addition, weighted average subscription and maintenance license agreement duration in years was consistent with fiscal 2011. We currently expect our fiscal 2013 renewal portfolio to decline in the single-digits compared with fiscal 2012. For fiscal 2012, our renewal yield was slightly below 90%.

Total expense before interest and income taxes of $3,425 million for fiscal 2012 grew 8%, compared with $3,175 million in fiscal 2011. The increase in operating expenses for fiscal 2012 compared with fiscal 2011 was primarily due to an increase in costs associated with our recent acquisitions, an increase in personnel-related costs for selling and marketing and an increase in expenses for product development and enhancements.

Income before interest and income taxes increased $135 million, or 11%, in fiscal 2012 compared with fiscal 2011, which reflects the higher growth rate in revenue compared with expenses.

Tax expense increased $30 million, or 8%, in fiscal 2012 compared with fiscal 2011, primarily as a result of an increase in income before taxes in fiscal 2012, partially offset by the recognition of tax benefits related to an investment in a foreign subsidiary and a decrease in the valuation allowance from the recognition of state net operating loss carryforwards due to a change in forecasted state taxable income.

Diluted income per common share from continuing operations for fiscal 2012 was $1.90, compared with $1.60 in fiscal 2011, primarily reflecting an increase in operating income, our repurchases of common shares and a decrease in our fiscal 2012 tax rate.

For fiscal 2012, our segment performance results were as follows:

Mainframe Solutions revenue increased $133 million, or 5%, from fiscal 2011. The increase was primarily attributable to a license agreement with a large IT outsourcer for approximately $500 million executed in the fourth quarter of fiscal 2011, a $39 million license fee received as final payment pursuant to a litigation settlement with Rocket Software, Inc. (Final License Payment) and revenue recognized from new mainframe capacity sales that were primarily sold in the second half of fiscal 2011. Mainframe Solutions operating margin for fiscal 2012 was 56% compared with 54% for fiscal 2011. The increase in operating margin for fiscal 2012 was primarily due to the increase in revenue.

Enterprise Solutions revenue increased $197 million, or 12%, from fiscal 2011. The increase was primarily due to growth in revenue from our security (identity and access management), virtualization and service automation and project and portfolio management products. The increase in revenue was partially offset by the increase in development investment and selling and marketing expenses. Operating margins were consistent with fiscal 2011.

Services revenue and expenses increased from fiscal 2011 as a result of our fiscal 2012 acquisition of Base Technologies. For fiscal 2012 compared with fiscal 2011, Services operating margin remained consistent.

Total revenue backlog decreased 3% to $8,473 million compared with $8,760 million from fiscal 2011. The decrease was primarily attributable to an unfavorable effect of foreign exchange, the decrease in year-over-year bookings associated with the aforementioned license agreement with a large IT outsourcer signed in the fourth quarter of fiscal 2011, and the increase in bookings recognized as software fees and other revenue (which would not be reflected in the total revenue backlog at fiscal year-end). Current revenue backlog was unfavorably affected by foreign exchange. Excluding this effect, total current revenue backlog would have increased 1%. Generally, we believe that an increase in the current portion of revenue backlog on a year-over-year basis is a positive indicator of future subscription and maintenance revenue growth.

For fiscal 2012, cash provided by operating activities-continuing operations increased 9% to $1,505 million compared with $1,377 million in fiscal 2011. The increase was primarily due to an increase in cash collections from billings of $368 million, offset by an increase in income tax payments of $198 million and an increase in vendor, payroll and other disbursements of $42 million.

During the first quarter of fiscal 2012, we sold our Internet Security business and during the first quarter of fiscal 2011, we sold our Information Governance business. The results of these business operations are presented as discontinued operations.

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

Our predominantly subscription-based business model is less common among our competitors in the software industry and it may be difficult to compare the results for many of our performance indicators with those of our competitors. The following is a summary of the principal performance indicators that management uses to review performance:

	YEAR ENDED MARCH 31,		CHANGE	PERCENT CHANGE
	2012	2011
	(dollars in millions)
Total revenue	$4,814	$4,429	$385	9%
Income from continuing operations	$938	$823	$115	14%
Cash provided by operating activities — continuing operations	$1,505	$1,377	$128	9%
Total bookings	$4,663	$4,888	$(225)	(5)%
Subscription and maintenance bookings	$3,776	$4,256	$(480)	(11)%
Weighted average subscription and maintenance license agreement duration in years	3.46	3.46	—	—%

	AT MARCH 31,		CHANGE	PERCENT CHANGE
	2012	2011
	(dollars in millions)
Cash, cash equivalents and marketable securities(1)	$2,679	$3,228	$ (549)	(17)%
Total debt	$1,301	$1,551	$ (250)	(16)%
Total expected future cash collections from committed contracts(2)	$5,745	$6,043	$ (298)	(5)%
Total revenue backlog(2)	$8,473	$8,760	$ (287)	(3)%
Total current revenue backlog(2)	$3,714	$3,724	$ (10)	—%

(1)	At March 31, 2012, marketable securities were less than $1 million. At March 31, 2011, marketable securities were $179 million.
(2)	Refer to the discussion in the “Liquidity and Capital Resources” section of this MD&A for additional information about expected future cash collections from committed contracts, billing backlog and revenue backlog.

Analyses of our performance indicators, including general trends, can be found in the “Results of Operations” and “Liquidity and Capital Resources” sections of this MD&A.

Total Revenue — Total revenue is the amount of revenue recognized during the reporting period from the sale of license, maintenance and professional services agreements. Amounts recognized as subscription and maintenance revenue are recognized ratably over the term of the agreement. Professional services revenue is generally recognized as the services are performed or recognized on a ratable basis over the term of the related software license. Software fees and other revenue generally represents license fee revenue recognized at the inception of a license agreement (up-front basis) and also includes our SaaS revenue, which is recognized as services are provided.

Total Bookings — Total bookings or sales includes the incremental value of all subscription, maintenance and professional services contracts and software fees and other contracts entered into during the reporting period and is generally reflective of the amount of products and services during the period that our customers have agreed to purchase from us. Revenue for bookings attributed to sales of software products for which license fee revenue is recognized on an up-front basis is reflected in “Software fees and other” in our Consolidated Statements of Operations.

As our business strategy has evolved, our management looks within bookings at total new product and capacity sales, which we define as sales of products or mainframe capacity that are new or in addition to products or mainframe capacity previously contracted for by a customer. The amount of new product and capacity sales for a period, as currently tracked by us, requires estimation by management and has not been historically reported. Within a given period, the amount of new product and capacity sales may not be material to the change in our total bookings or revenue compared with prior periods. New product and capacity sales can be reflected as subscription and maintenance bookings in the period (for which revenue would be recognized ratably over the term of the contract) or in software fees and other bookings (which are recognized as software fees and other revenue in the current period).

Subscription and Maintenance Bookings — Subscription and maintenance bookings is the aggregate incremental amount we expect to collect from our customers over the terms of the underlying subscription and maintenance agreements entered into during a reporting period. These amounts include the sale of products directly by us and may include additional products, services or other fees for which we have not established vendor specific objective evidence (VSOE). Subscription and maintenance bookings also includes indirect sales by distributors and volume partners, value-added resellers and exclusive representatives to end-users, where the contracts incorporate the right for end-users to receive unspecified future software products, and other contracts without these rights entered into in close proximity or contemplation of such agreements. These amounts are expected to be recognized ratably as subscription and maintenance revenue over the applicable term of the agreements. Subscription and maintenance bookings exclude the value associated with certain perpetual licenses, license-only indirect sales, SaaS offerings and professional services arrangements.

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

Generally, we believe that an increase in the current portion of revenue backlog on a year-over-year basis is a positive indicator of future subscription and maintenance revenue growth due to the high percentage of our revenue that is recognized from license agreements that are already committed and being recognized ratably. Within bookings, we also consider the yield on our renewal portfolio. We define “renewal yield” as the percentage of the renewable portion of the prior contract (e.g., the maintenance value) realized in current period bookings. The baseline for calculating renewal yield is an estimate affected by various factors including contractual renewal terms, price increases and other conditions. We estimate the yield based on a review of material transactions representing a substantial majority of the dollar value of renewals during the current period. Year-over-year changes in renewal yield may not be materially correlated to year-over-year changes in bookings.

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

Total Revenue Backlog — Total revenue backlog represents the aggregate amount we expect to recognize as revenue in the future as either subscription and maintenance revenue, professional services revenue or software fees and other revenue associated with contractually committed amounts billed or to be billed as of the balance sheet date. Total revenue backlog is composed of amounts recognized as liabilities in our Consolidated Balance Sheets as deferred revenue (billed or collected) as well as unearned amounts yet to be billed under subscription and maintenance and software fees and other agreements. Classification of amounts as current and noncurrent depends on when such amounts are expected to be earned and therefore recognized as revenue. Amounts that are expected to be earned and therefore recognized as revenue in 12 months or less are classified as current, while amounts expected to be earned in greater than 12 months are classified as noncurrent. The portion of the total revenue backlog that relates to subscription and maintenance agreements is recognized as revenue evenly on a monthly basis over the duration of the underlying agreements and is reported as subscription and maintenance revenue in our Consolidated Statements of Operations. Generally, we believe that an increase in the current portion of revenue backlog on a year-over-year basis is a positive indicator of future subscription and maintenance revenue growth.

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

Results of Operations

The following table presents revenue and expense line items reported in our Consolidated Statements of Operations for fiscal 2012, 2011 and 2010 and the period-over-period dollar and percentage changes for those line items.

	YEAR ENDED MARCH 31,			DOLLAR CHANGE 2012/2011	PERCENT CHANGE 2012/2011	DOLLAR CHANGE 2011/2010	PERCENT CHANGE 2011/2010
	2012	2011	2010
	(dollars in millions)
Revenue:
Subscription and maintenance revenue	$4,021	$3,822	$3,765	$199	5%	$57	2%
Professional services	382	327	288	55	17%	39	14%
Software fees and other	411	280	174	131	47%	106	61%
Total revenue	$4,814	$4,429	$4,227	$385	9%	$202	5%
Expenses:
Costs of licensing and maintenance	$286	$278	$252	$8	3%	$26	10%
Cost of professional services	357	303	261	54	18%	42	16%
Amortization of capitalized software costs	225	192	133	33	17%	59	44%
Selling and marketing	1,394	1,286	1,204	108	8%	82	7%
General and administrative	462	451	485	11	2%	(34)	(7)%
Product development and enhancements	510	471	487	39	8%	(16)	(3)%
Depreciation and amortization of other intangible assets	176	187	159	(11)	(6)%	28	18%
Other expenses, net	15	7	18	8	114%	(11)	(61)%
Total expense before interest and income taxes	$3,425	$3,175	$2,999	$250	8%	$176	6%
Income before interest and income taxes	$1,389	$1,254	$1,228	$135	11%	$26	2%
Interest expense, net	35	45	76	(10)	(22)%	(31)	(41)%
Income before income taxes	$1,354	$1,209	$1,152	$145	12%	$57	5%
Income tax expense	416	386	393	30	8%	(7)	(2)%
Income from continuing operations	$938	$823	$759	$115	14%	$64	8%

The following table sets forth, for the fiscal years indicated, the percentage that the items in the accompanying Consolidated Statements of Operations bear to total revenue.

	PERCENTAGE OF TOTAL REVENUE FOR THE YEAR ENDED MARCH 31,
	2012	2011	2010
Revenue:
Subscription and maintenance revenue	84%	86%	89%
Professional services	8	7	7
Software fees and other	8	7	4
Total revenue	100%	100%	100%
Expenses:
Costs of licensing and maintenance	6%	6%	6%
Cost of professional services	7	7	6
Amortization of capitalized software costs	5	4	3
Selling and marketing	29	29	28
General and administrative	10	10	11
Product development and enhancements	11	11	12
Depreciation and amortization of other intangible assets	4	4	4
Other expenses, net	—	—	—
Total expenses before interest and income taxes	71%	72%	71%
Income before interest and income taxes	29%	28%	29%
Interest expense, net	1	1	2
Income before income taxes	28%	27%	27%
Income tax expense	9	9	9
Income from continuing operations	19%	19%	18%

Note:	Amounts may not add to their respective totals due to rounding.

Revenue

As more fully described below, total revenue increased in fiscal 2012 compared with fiscal 2011 and in fiscal 2011 compared with fiscal 2010. During fiscal 2012, total revenue reflected a favorable foreign exchange effect of $89 million compared with fiscal 2011. The foreign exchange effect for fiscal 2011 compared with fiscal 2010 was not material.

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

The increase in subscription and maintenance revenue for fiscal 2012 compared with fiscal 2011 was primarily due to revenue associated with a five-year license agreement with a large IT outsourcer for approximately $500 million that was executed in the fourth quarter of fiscal 2011. In addition, for fiscal 2012, there was a favorable foreign exchange effect of $79 million compared with fiscal 2011.

The increase in subscription and maintenance revenue for fiscal 2011 compared with fiscal 2010 was primarily due to revenue associated with our fiscal 2010 acquisitions of NetQoS, Inc. and Nimsoft AS (both of which occurred during the second half of fiscal 2010). For fiscal 2011, revenue reflected a favorable foreign exchange effect of less than $1 million.

Professional Services

Professional services revenue primarily includes product implementation, consulting, customer training and customer education. Professional services revenue increased in fiscal 2012 compared with fiscal 2011, primarily due to our fiscal 2012 acquisition of Base Technologies.

The professional services revenue increase in fiscal 2011 compared with fiscal 2010 was primarily due to the increased number of engagements under service contracts.

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

In fiscal 2012, there was a year-over-year increase in sales associated with our perpetual enterprise solutions products of $65 million, of which $31 million was for products that were newly eligible for up-front revenue recognition in the second half of fiscal 2012 and $13 million was associated with our acquisition of ITKO. In addition, there was an increase of $34 million in revenue from our SaaS offerings.

During the third quarter of fiscal 2012, we recognized $39 million in revenue under a license agreement we entered into in connection with a litigation settlement with Rocket Software, Inc. (Rocket) during fiscal 2009 that resolved our claims against Rocket for copyright infringement and trade secret misappropriation. Rocket did not admit any wrongdoing in connection with this settlement. As part of this settlement, Rocket agreed to license technology from us, including source code authored several years ago and related trade secrets that were the subject of the litigation. The amount received during the third quarter of fiscal 2012 reflects the final amount owed to us, which was not scheduled to be paid in full until fiscal 2014 (Final License Payment). Rocket paid this amount in advance at their discretion, unsolicited by us and without any discount or concession by us.

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

Total Revenue by Geography

The following table presents the amount of revenue earned from sales to unaffiliated customers in the United States and international regions and corresponding percentage changes for fiscal 2012, 2011 and 2010.

	FISCAL 2012 COMPARED WITH FISCAL 2011					FISCAL 2011 COMPARED WITH FISCAL 2010
	(dollars in millions)
	2012	% OF TOTAL	2011	% OF TOTAL	% CHANGE	2011	% OF TOTAL	2010	% OF TOTAL	% CHANGE
United States	$2,812	58%	$2,519	57%	12%	$2,519	57%	$2,337	55%	8%
International	2,002	42%	1,910	43%	5%	1,910	43%	1,890	45%	1%
Total	$4,814	100%	$4,429	100%	9%	$4,429	100%	$4,227	100%	5%

Revenue in the United States increased by $293 million, or 12%, for fiscal 2012 compared with fiscal 2011 primarily due to higher subscription and maintenance revenue and software fees and other revenue. International revenue increased by $92 million, or 5%, for fiscal 2012 compared with fiscal 2011 primarily due to a favorable foreign exchange effect of $89 million. Excluding the favorable foreign exchange effect, international revenue would have increased by $3 million primarily as a result of revenue growth in Latin America and the Asia-Pacific region, which was offset by lower revenue in Europe, Middle East and Africa.

Revenue in the United States increased by $182 million, or 8% for fiscal 2011 compared with fiscal 2010 primarily due to higher software fees and other revenue. International revenue increased by $20 million, or 1% for fiscal 2011 compared with fiscal 2010. Lower revenue in Europe, Middle East and Africa was offset by revenue growth in Latin America and the Asia-Pacific-Japan region. Excluding a favorable foreign exchange effect of $4 million, International revenue would have increased by $16 million, or 1%.

Price changes do not have a material effect on revenue in a given period as a result of our ratable subscription model.

Expenses

The overall increase in operating expenses for fiscal 2012 compared with fiscal 2011 was primarily due an increase in costs associated with our recent acquisitions, an increase in personnel-related costs for selling and marketing and an increase in expenses for product development and enhancements.

The overall increase in operating expenses for fiscal 2011 compared with fiscal 2010 was primarily due to costs associated with our fiscal 2011 and 2010 acquisitions and an increase in selling and marketing costs attributable to CA World, our user conference, partially offset by the decrease in general and administrative costs. In fiscal 2010, we incurred restructuring costs of $50 million associated with our fiscal 2010 restructuring plan, which did not reoccur in fiscal 2011.

Costs of Licensing and Maintenance

Costs of licensing and maintenance include technical support, royalties and distribution costs. The increase in costs of licensing and maintenance for fiscal 2012 compared with fiscal 2011 was due to an increase in costs associated with our recent acquisitions.

The increase in costs of licensing and maintenance for fiscal 2011 compared with fiscal 2010 was primarily due to an increase in cost of goods sold expense of $21 million from the acquired technologies related to the NetQoS acquisition.

Cost of Professional Services

Cost of professional services consists primarily of our personnel-related costs associated with providing professional services and training to customers. For fiscal 2012 compared with fiscal 2011, cost of professional services increased primarily as a result of our fiscal 2012 acquisition of Base Technologies. Gross margins on professional services were approximately 7% for each of fiscal 2012 and 2011.

For fiscal 2011, cost of professional services increased compared with fiscal 2010 primarily due to an increase in services projects, as reflected by the $39 million increase in revenue. These costs increased at a higher rate than revenue primarily as a result of a higher mix of engagements that required additional effort to meet customer requirements during the second quarter of fiscal 2011. These engagements resulted in lower margins and as a result gross margins on professional services decreased to 7% for fiscal 2011, compared with 9% for fiscal 2010.

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

For fiscal 2012, amortization of capitalized software costs increased compared with fiscal 2011, primarily due to the increase in projects that reached general availability in recent periods and amortization associated with technology acquired from our recent acquisitions.

For fiscal 2011, amortization of capitalized software costs increased compared with fiscal 2010, primarily due to the increase in amortization expense associated with assets acquired from our fiscal 2011 and fiscal 2010 acquisitions and the increase in projects that reached general availability in recent periods.

Selling and Marketing

Selling and marketing expenses include the costs relating to our sales force, channel partners, corporate and business marketing and sales training programs. The increase in selling and marketing expenses for fiscal 2012 compared with fiscal 2011 was primarily due to an increase in personnel-related costs of $114 million, which includes $16 million of costs associated with our recent acquisitions and an unfavorable foreign exchange effect of $13 million compared with fiscal 2011. The increase in personnel-related costs also includes severance costs of $22 million associated with our fiscal 2012 workforce reduction plan (Fiscal 2012 Plan). In addition, commission expenses increased $12 million for fiscal 2012 compared with fiscal 2011. These increases were partially offset by a $28 million decrease in promotional and travel costs for fiscal 2012 compared with fiscal 2011.

The increase in selling and marketing expenses for fiscal 2011 compared with fiscal 2010 was primarily due to an increase in personnel-related costs of $46 million, of which $22 million primarily related to costs associated with our fiscal 2011 and 2010 acquisitions. Promotional and travel costs increased by $39 million, primarily due to $20 million of costs associated with CA World, our user conference, and our re-branding initiative. CA World occurred in the first quarter of fiscal 2011 and is our largest periodic promotional and marketing event that takes place approximately every 18 months. Included in the promotional and travel cost increase is $10 million of additional expenses that were associated with our fiscal 2011 and fiscal 2010 acquisitions. A portion of the increase in personnel and promotion costs is associated with our continued investment in Growth Markets and emerging geographies.

General and Administrative

General and administrative expenses include the costs of corporate and support functions, including our executive leadership and administration groups, finance, legal, human resources, corporate communications and other costs such as provisions for doubtful accounts.

General and administrative expenses for fiscal 2012 compared with fiscal 2011 increased $11 million, primarily due to $14 million of costs associated with our recent acquisitions and $9 million of severance costs in connection with the actions under our Fiscal 2012 Plan. These increases were partially offset by a decrease in external consulting and personnel-related costs.

The decrease in general and administrative expenses for fiscal 2011 compared with fiscal 2010 was primarily related to a decrease in personnel-related and office costs of $29 million and consulting costs of $15 million. The decrease in personnel-related expense was primarily due to lower financial performance attainment levels under our equity and cash compensation plans for fiscal 2011. In fiscal 2010, we incurred costs related to the departure of our Chief Executive Officer and the transition to his successor. These decreases were offset by increases in personnel costs of $20 million associated with our fiscal 2011 and 2010 acquisitions.

Product Development and Enhancements

For each of fiscal 2012 and fiscal 2011, product development and enhancements expenses represented approximately 11% of total revenue. The increase in product development and enhancements expenses for fiscal 2012 compared with fiscal 2011 was primarily due to additional costs incurred to broaden our enterprise solutions product offerings and $8 million of severance costs in connection with the actions under our Fiscal 2012 Plan.

For fiscal 2011 and fiscal 2010, product development and enhancements expenses represented approximately 11% and 12% of total revenue, respectively. The decrease in product development and enhancements was primarily due to the costs incurred in the fourth quarter of fiscal 2010 associated with our fiscal 2010 restructuring plan. This was partially offset by the additional costs incurred during fiscal 2011 in connection with our investment in technologies to support our growth strategy, as well as a broadening of our enterprise solutions product offerings.

Depreciation and Amortization of Other Intangible Assets

The decrease in depreciation and amortization of other intangible assets for fiscal 2012 compared with fiscal 2011 was primarily due to decreased amortization costs of intangible assets relating to prior period acquisitions.

The increase in depreciation and amortization of other intangible assets for fiscal 2011 compared with fiscal 2010 was primarily due to the increase in depreciation and amortization expenses for acquired assets and fixed assets placed into service during fiscal 2011.

Other Expenses, Net

Other expenses, net includes gains and losses attributable to divested assets, foreign currency, exchange rate changes, impairment charges and other miscellaneous items.

	YEAR ENDED MARCH 31,
(in millions)	2012	2011	2010
Losses (gains) attributable to divesture of assets	$2	$(11)	$(1)
Foreign currency losses, net	4	18	10
Expense attributable to litigation claims and settlements	9	—	5
Other losses, net	—	—	4
Total	$15	$7	$18

For fiscal 2012, other expenses, net included $7 million of losses from foreign currency exchange rate fluctuations, partially offset by $3 million of gains relating to our foreign exchange derivative contracts, which we use to mitigate our operating risks and exposure to foreign currency exchange rates. In addition, for fiscal 2012, other expenses, net included $9 million of expenses in connection with litigation claims.

For fiscal 2011, other expenses, net included $14 million of losses relating to our foreign exchange derivative contracts, which were used to mitigate our operating risks and exposure to foreign currency exchange rates. These losses were offset by foreign currency transaction gains due to the weakening of the U.S. dollar against the currencies of other countries in which we conduct our operations. During fiscal 2011, we received $10 million in settlements of claims associated with previous stockholder derivative actions following the substitution of us as plaintiff in those actions. These settlements were offset by expenses in connection with other litigation claims. In addition, during fiscal 2011 we recorded a $10 million gain from the sale of our interest in an investment.

In fiscal 2010, other expense, net included net foreign exchange losses of $10 million. The foreign exchange amounts recorded in fiscal 2010 included net losses of $20 million associated with derivative contracts. These losses were offset by foreign currency transaction gains due to the weakening of the U.S. dollar against the currencies of other countries in which we conduct our operations. In addition, for fiscal 2010, other expenses, net included an impairment charge of $3 million for internally developed software.

Interest Expense, Net

The decrease in interest expense, net for fiscal 2012 compared with fiscal 2011 was primarily due to the decrease in interest expense resulting from our overall decrease in debt. During the first quarter of fiscal 2012, we repaid $250 million of our revolving credit facility, which was due August 2012.

The decrease in interest expense, net for fiscal 2011 compared with fiscal 2010 was primarily due to the decrease in interest expense resulting from our overall decrease in debt. During the third quarter of fiscal 2010, we reduced our debt outstanding and increased our weighted average maturity, enhancing our capital structure and financial flexibility.

Refer to the “Liquidity and Capital Resources” section of this MD&A and Note 9, “Debt,” in the Notes to the Consolidated Financial Statements for additional information.

Income Taxes

Our effective tax rate was 31%, 32% and 34%, for fiscal 2012, 2011 and 2010, respectively.

The reduction in the effective tax rate for fiscal 2012, compared with fiscal 2011, resulted primarily from the recognition of tax benefits related to an investment in a foreign subsidiary and a decrease in the valuation allowance from the recognition of state net operating loss carryforwards due to a change in forecasted state taxable income. These items taken together resulted in a net benefit of $36 million for fiscal 2012 as we continue our efforts to improve our long-term tax profile.

The reduction in the effective tax rate for fiscal 2011, compared with fiscal 2010, resulted primarily from affirmative claims in the context of tax audits, resolutions of uncertain tax positions relating to non-U.S. jurisdictions and the retroactive reinstatement of the U.S. Research and Development Tax Credit in December 2010, partially offset by refinements of tax positions taken in prior periods. These items taken together resulted in a net benefit of $33 million for fiscal 2011.

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

No provision has been made for U.S. federal income taxes on $1,999 million and $1,719 million at March 31, 2012 and 2011, respectively, of unremitted earnings of our foreign subsidiaries since we plan to permanently reinvest all such earnings outside the United States. It is not practicable to determine the amount of tax associated with such unremitted earnings.

In April 2011, the U.S. Internal Revenue Service (IRS) completed its examination of our U.S. federal income tax returns for fiscal 2005, 2006 and 2007 and issued a report of its findings in connection with the examination. We disagree with certain proposed adjustments in the report and are vigorously disputing these matters through the IRS appellate process. While we believe that the recorded reserves are sufficient to cover exposures related to these issues, such that the ultimate disposition of this matter will not have a material adverse effect on our consolidated financial position or results of operations, the resolution of this matter involves uncertainties and the ultimate resolution could differ from the amounts recorded. The IRS is also examining our U.S. federal income tax returns for fiscal 2008, 2009 and 2010.

Refer to Note 16, “Income Taxes,” in the Notes to the Consolidated Financial Statements for additional information.

Discontinued Operations

In the first quarter of fiscal 2012, we sold our Internet Security business for $14 million. In the first quarter of fiscal 2011, we sold our Information Governance business, consisting primarily of the CA Records Manager and CA Message Manager software offerings and related professional services, for $19 million.

The results of discontinued operations for fiscal 2012, 2011 and 2010 included revenue of $15 million, $83 million and $126 million, respectively, and income from operations, net of taxes, of $13 million, $4 million and $12 million, respectively.

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

Our Mainframe Solutions and Enterprise Solutions operating segments comprise our software business organized by the nature of our software offerings and the product hierarchy in which the platform operates. Our mainframe solutions, including Mainframe 2.0, help customers and partners simplify mainframe management, gain more value from existing technology and extend mainframe capabilities. Our enterprise solutions consists of various product offerings, including service assurance, security (identity and access management), service and portfolio management and virtualization and service automation, SaaS, and cloud offerings. These offerings are providing us with additional access to Growth Markets, which we define as companies with annual revenue between $300 million and $2 billion. Our Services segment comprises implementation, consulting, education and training services, including those directly related to the mainframe solutions and enterprise solutions software that we sell to our customers.

We regularly enter into a single arrangement with a customer that includes mainframe solutions, enterprise solutions and services. The amount of contract revenue assigned to segments is generally based on the manner in which the proposal is made to the customer. The software product revenue is assigned to the Mainframe Solutions and Enterprise Solutions segments based on either: (1) a list price allocation method (which allocates a discount in the total contract price to the individual products in proportion to the list price of the product); (2) allocations included within internal contract approval documents; or (3) the value for individual software products as stated in the customer contract. The price for the implementation, consulting, education and training services is separately stated in the contract and these amounts of contract revenue are assigned to the Services segment. The contract value assigned to each segment is then recognized in a manner consistent with the revenue recognition policies we apply to the customer contract for purposes of preparing our Consolidated Financial Statements.

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

Segment financial information for fiscal 2012, 2011 and 2010 is as follows:

MAINFRAME SOLUTIONS	FISCAL 2012	FISCAL 2011	FISCAL 2010
Revenue	$2,612	$2,479	$2,515
Expenses	1,140	1,129	1,162
Segment profit	$1,472	$1,350	$1,353
Segment operating margin	56%	54%	54%

For fiscal 2012, Mainframe Solutions revenue increased $133 million from fiscal 2011. The year-over-year increase in Mainframe Solutions revenue for fiscal 2012 was primarily attributable to $55 million from the five-year license agreement with a large IT outsourcer executed in the fourth quarter of fiscal 2011, a favorable foreign exchange effect of $53 million and $39 million from the aforementioned Final License Payment. Mainframe Solutions operating margin for fiscal 2012 was 56% compared with 54% for fiscal 2011. The increase in operating margin for fiscal 2012 was primarily due to the increase in revenue, partially offset by a $22 million severance charge relating to our Fiscal 2012 Plan.

For fiscal 2011, Mainframe Solutions revenue and operating margin were not materially different compared with fiscal 2010.

ENTERPRISE SOLUTIONS	FISCAL 2012	FISCAL 2011	FISCAL 2010
Revenue	$1,820	$1,623	$1,424
Expenses	1,668	1,501	1,350
Segment profit	$152	$122	$74
Segment operating margin	8%	8%	5%

For fiscal 2012, Enterprise Solutions revenue increased $197 million from fiscal 2011 primarily due to growth in revenue from our security (identity and access management), virtualization and service automation and service and portfolio management products. Revenue from these products is recognized in either subscription and maintenance revenue or software fees and other revenue. Enterprise Solutions revenue was also positively affected by $25 million from the five-year license agreement with a large IT outsourcer executed in the fourth quarter of fiscal 2011. For fiscal 2012, Enterprise Solutions revenue reflected a favorable foreign exchange effect of $29 million compared with fiscal 2011. Enterprise Solutions operating margin for each of fiscal 2012 and fiscal 2011 was 8%. Operating margin was affected by an increase in revenue for fiscal 2012, offset by the increased development investment and selling and marketing expenses within our Enterprise Solutions segment, as well as a severance charge of $19 million relating to our Fiscal 2012 Plan.

For fiscal 2011, Enterprise Solutions revenue increased $199 million from fiscal 2010. The year-over-year increase in Enterprise Solutions revenue was primarily due to growth within our service assurance, service and portfolio management and security (identity and access management) products. The increase in Enterprise Solutions operating margin from 5% in fiscal 2010 to 8% in fiscal 2011 was primarily attributable to the increase in revenue for fiscal 2011, partially offset by increased selling and marketing and costs of licensing and maintenance expenses within our Enterprise Solutions segment.

SERVICES	FISCAL 2012	FISCAL 2011	FISCAL 2010
Revenue	$382	$327	$288
Expenses	359	310	280
Segment profit	$23	$17	$8
Segment operating margin	6%	5%	3%

Service segment expenses include cost of professional services and assigned general and administrative expenses that are not included in the cost of professional services expense lines of the Consolidated Statement of Operations.

For fiscal 2012, Services revenue and expenses compared with fiscal 2011 increased primarily as a result of our fiscal 2012 acquisition of Base Technologies. For fiscal 2012, Services revenue reflected a favorable foreign exchange effect of $7 million compared with fiscal 2011. For fiscal 2012 compared with fiscal 2011, Services operating margin remained consistent.

For fiscal 2011, Services revenue and expenses compared with fiscal 2010 increased primarily due to an increase in services projects during the period. As a result of the increase in revenue and a decrease in general and administrative expenses related to services headquarters functions, gross margins on professional services increased to 5% for fiscal 2011 compared with 3% for fiscal 2010.

Refer to Note 18, “Segment and Geographic Information,” in the Notes to the Consolidated Financial Statements for additional information.

Bookings

For fiscal 2012, total bookings decreased $225 million from $4,888 million in fiscal 2011 to $4,663 million in fiscal 2012, primarily as a result of a license renewal agreement with a large IT outsourcer for approximately $500 million, which was executed in the fourth quarter of fiscal 2011 and is included in subscription and maintenance bookings. This decrease was partially offset by an increase in bookings that are recognized as software fees and other revenue. In addition, there was an increase in professional services bookings primarily attributable to an increase in the number of professional services engagements entered into during the fourth quarter of fiscal 2012 and to a lesser extent our fiscal 2012 acquisition of Base Technologies.

For fiscal 2012, total bookings from new product and capacity sales increased by a low single digit percentage from fiscal 2011. The increase was primarily a result of new product sales within the Mainframe Solutions segment, which includes the aforementioned Final License Payment. This increase was partially offset by a decrease in Enterprise Solutions segment new product sales. Capacity sales for fiscal 2012 were consistent with fiscal 2011.

Bookings in the United States for fiscal 2012 decreased from fiscal 2011, primarily due to the aforementioned fiscal 2011 license agreement with a large IT outsourcer executed in the fourth quarter of fiscal 2011. This decrease was partially offset by the increase in professional services bookings and the new product sales within the Mainframe Solutions segment. Total international bookings for fiscal 2012 increased from fiscal 2011. Bookings in Latin America for fiscal 2012 increased primarily as a result of an increase in renewals and an increase in new product and capacity sales in fiscal 2012. Bookings in Asia-Pacific-Japan region for fiscal 2012 increased from fiscal 2011 primarily due to an increase in renewals and new product and capacity sales. Total bookings in the Europe, Middle East and Africa region increased slightly for fiscal 2012, primarily due to a large multi-year contract with a financial institution in Europe executed in the fourth quarter of fiscal 2012.

For fiscal 2011 and fiscal 2010, total bookings were $4,888 million and $4,843 million, respectively. Total fiscal 2011 bookings included the license agreement with a large IT outsourcer for approximately $500 million. The increase in bookings reflected favorable results for new product sales in connection with software fees and other bookings (recognized as software fees and other revenue in the current period), which was partially offset by a decrease in subscription and maintenance bookings for fiscal 2011. Total new product sales and mainframe capacity grew in the low single digits for the fiscal year. Within new product and capacity sales in fiscal 2011, the increase in new distributed products was partially offset by a decrease in mainframe capacity and new mainframe product sales. Bookings in Europe, Middle East and Africa declined due to the lower number of scheduled renewals and new product sales during fiscal 2011. This decline was mostly offset by growth in the United States.

Subscription and Maintenance Bookings

For fiscal 2012 and fiscal 2011, subscription and maintenance bookings were $3,776 million and $4,256 million, respectively. Subscription and maintenance bookings for fiscal 2011, includes a five-year license renewal agreement with a large IT outsourcer for approximately $500 million, which was executed in the fourth quarter of fiscal 2011.

During fiscal 2012, we renewed a total of 57 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $1,722 million. During fiscal 2011, we renewed a total of 56 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $1,994 million.

Generally, quarters with smaller renewal inventories result in a lower level of bookings both because renewal bookings will be lower and, to a lesser extent, because renewals also remain an important selling opportunity for new products. Renewal bookings for fiscal 2012, which generally do not include new product and capacity sales and professional services arrangements, were slightly better than the 15% year-over-year decline we previously expected. This decline was primarily due to the aforementioned license agreement with a large IT outsourcer executed in the fourth quarter of fiscal 2011. We currently expect our fiscal 2013 renewal portfolio to decline in the single-digits compared with fiscal 2012. We currently expect the first quarter of fiscal 2013 to have the lowest level of renewals for the fiscal year. For fiscal 2012, our renewal yield was slightly below 90%.

During fiscal 2012, we took steps to improve our performance in Europe, Middle East and Africa. Some of the steps include: (1) the appointment of a new regional executive with the intent to bring a more disciplined approach to our renewal process; and (2) the remapping of our sales coverage model to better align and focus on countries with the most resilient IT spending. Both of these steps are designed to accelerate new product sales and improve account penetration. We believe that over time these steps will help improve performance in Europe, Middle East and Africa, although we also believe that the macro-economic climate will continue to be a challenge in this region.

Annualized subscription and maintenance bookings is an indicator that normalizes the bookings recorded in the current period to account for contract length. It is calculated by dividing the total value of all new subscription and maintenance license agreements entered into during a period by the weighted average subscription and license agreement duration in years for all such subscription and maintenance license agreements recorded during the same period. For fiscal 2012, annualized subscription and maintenance bookings decreased from $1,230 million in fiscal 2011 to $1,091 million, due to the decrease in subscription and maintenance bookings from fiscal 2011. The weighted average subscription and maintenance license agreement duration in years of 3.46 for fiscal 2012 was consistent with fiscal 2011. Although each contract is subject to terms negotiated by the respective parties, we do not currently expect the weighted average subscription and maintenance agreement duration in years to change materially from current levels for end-user contracts.

For fiscal 2011 and fiscal 2010, subscription and maintenance bookings were $4,256 million and $4,322 million, respectively. The decrease in subscription and maintenance bookings was primarily attributable to a decrease in mainframe new product and capacity sales. During fiscal 2011, we renewed a total of 56 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $1,994 million. This includes a license agreement with a large IT outsourcer for approximately $500 million signed during the fourth quarter of fiscal 2011. This license agreement extends through fiscal 2016. During fiscal 2010, we renewed a total of 68 license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $2,146 million. For fiscal 2011, annualized subscription and maintenance bookings increased from $1,221 million in fiscal 2010 to $1,230 million in fiscal 2011. The weighted average subscription and maintenance license agreement duration in years decreased slightly from 3.54 in fiscal 2010 to 3.46 in fiscal 2011.

Selected Quarterly Information

	FISCAL 2012 QUARTER ENDED				TOTAL
	JUNE 30	SEPT. 30	DEC. 31	MAR. 31
	(in millions, except per share and percentage amounts)
Revenue	$1,163	$1,200	$1,263	$1,188	$4,814
Percentage of annual revenue	24%	25%	26%	25%	100%
Costs of licensing and maintenance	$67	$71	$69	$79	$286
Cost of professional services	$88	$91	$91	$87	$357
Amortization of capitalized software costs	$50	$55	$59	$61	$225
Income from continuing operations	$228	$236	$263	$211	$938
Basic income per common share from continuing operations	$0.45	$0.47	$0.54	$0.45	$1.91
Diluted income per common share from continuing operations	$0.45	$0.47	$0.54	$0.45	$1.90

	FISCAL 2011 QUARTER ENDED				TOTAL
	JUNE 30	SEPT. 30	DEC. 31	MAR. 31
	(in millions, except per share and percentage amounts)
Revenue	$1,069	$1,088	$1,144	$1,128	$4,429
Percentage of annual revenue	24%	25%	26%	25%	100%
Costs of licensing and maintenance	$67	$66	$74	$71	$278
Cost of professional services	$71	$75	$77	$80	$303
Amortization of capitalized software costs	$45	$47	$52	$48	$192
Income from continuing operations	$221	$219	$196	$187	$823
Basic income per common share from continuing operations	$0.43	$0.43	$0.38	$0.37	$1.60
Diluted income per common share from continuing operations	$0.43	$0.43	$0.38	$0.37	$1.60

Liquidity and Capital Resources

Our cash and cash equivalent balances are held in numerous locations throughout the world, with 64% held in our subsidiaries outside the United States at March 31, 2012. Cash, cash equivalents and marketable securities totaled $2,679 million at March 31, 2012, representing a decrease of $549 million from the March 31, 2011 balance of $3,228 million. The decrease in cash was primarily due to the utilization of cash to pay for common stock repurchases and dividends and to repay our revolving credit facility due August 2012. During fiscal 2012, there was a $67 million unfavorable translation effect from foreign currency exchange rates on cash held outside the United States in currencies other than the U.S. dollar.

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

Sources and Uses of Cash

Under our subscription and maintenance agreements, customers generally make installment payments over the term of the agreement, often with at least one payment due at contract execution, for the right to use our software products and receive product support, software fixes and new products when available. The timing and actual amounts of cash received from committed customer installment payments under any specific agreement can be affected by several factors, including the time value of money and the customer’s credit rating. Often, the amount received is the result of direct negotiations with the customer when establishing pricing and payment terms. In certain instances, the customer negotiates a price for a single up-front installment payment and seeks its own internal or external financing sources. In other instances, we may assist the customer by arranging financing on their behalf through a third-party financial institution. Alternatively, we may decide to transfer our rights to the future committed installment payments due under the license agreement to a third-party financial institution in exchange for a cash payment. Once transferred, the future committed installments are payable by the customer to the third-party financial institution. Whether the future committed installments have been financed directly by the customer with our assistance or by the transfer of our rights to future committed installments to a third party, these financing agreements may contain limited recourse provisions with respect to our continued performance under the license agreements. Based on our historical experience, we believe that any liability that we may incur as a result of these limited recourse provisions will be immaterial.

Amounts billed or collected as a result of a single installment for the entire contract value, or a substantial portion of the contract value, rather than being invoiced and collected over the life of the license agreement, are reflected in the liability section of our Consolidated Balance Sheets as “Deferred revenue (billed or collected).” Amounts received from either a customer or a third-party financial institution that are attributable to later years of a license agreement have a positive impact on billings and cash provided by operating activities in the current period. Accordingly, to the extent such collections are attributable to the later years of a license agreement, billings and cash provided by operating activities during the license’s later years will be lower than if the payments were received over the license term. We are unable to predict with certainty the amount of cash to be collected from single installments for the entire contract value, or a substantial portion of the contract value, under new or renewed license agreements to be executed in future periods.

For fiscal 2012, gross receipts related to single installments for the entire contract value, or a substantial portion of the contract value, were $479 million compared with $542 million in fiscal 2011. In any quarter, we may receive payments in advance of the contractually committed date on which the payments are otherwise due. In limited circumstances, we may offer discounts to customers to ensure payment in the current period of invoices that have been billed, but might not otherwise be paid until a subsequent period because of payment terms or other factors. Historically, any such discounts have not been material.

Amounts due from customers from our subscription licenses are offset by deferred revenue related to these license agreements, leaving no or minimal net carrying value on our Consolidated Balance Sheets for those amounts. The fair value of those amounts may exceed or be less than this carrying value but cannot be practically assessed since there is no existing market for a pool of customer receivables with contractual commitments similar to those owned by us. The actual fair value may not be known until these amounts are sold, securitized or collected. Although these customer license agreements commit the customer to payment under a fixed schedule, to the extent amounts are not yet due and payable by the customer, the agreements are considered executory in nature due to our ongoing commitment to provide maintenance and unspecified future software products as part of the agreement terms.

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

	MARCH 31, 2012	MARCH 31, 2011
	(in millions)	(in millions)
Billings backlog:
Amounts to be billed — current	$2,220	$2,234
Amounts to be billed — noncurrent	2,623	2,960
Total billings backlog	$4,843	$5,194
Revenue backlog:
Revenue to be recognized within the next 12 months — current	$3,714	$3,724
Revenue to be recognized beyond the next 12 months — noncurrent	4,759	5,036
Total revenue backlog	$8,473	$8,760
Deferred revenue (billed or collected)	$3,630	$3,566
Total billings backlog	4,843	5,194
Total revenue backlog	$8,473	$8,760
Note:Revenue backlog includes deferred subscription and maintenance and professional services revenue.

We can also estimate the total cash to be collected in the future from committed contracts, referred to as our “Expected future cash collections,” by adding the total billings backlog to the current trade accounts receivable, which represent amounts already billed but not collected, from our Consolidated Balance Sheets.

	MARCH 31, 2012	MARCH 31, 2011
	(in millions)	(in millions)
Expected future cash collections:
Total billings backlog	$4,843	$5,194
Trade accounts receivable — current, net	902	849
Total expected future cash collections	$5,745	$6,043

The decrease in total revenue backlog and billings backlog from fiscal 2011 was primarily attributable to an unfavorable effect of foreign exchange, the decrease in year-over-year bookings associated with the five-year license agreement with a large IT outsourcer signed in the fourth quarter of fiscal 2011, and the increase in the bookings recognized as software fees and other revenue in fiscal 2012 (which would not be reflected in the total revenue backlog at fiscal year-end).

Current revenue backlog was unfavorably affected by foreign exchange. Excluding this effect, total current revenue backlog would have increased 1% in fiscal 2012 compared with fiscal 2011.

The decrease in expected future cash collections from fiscal 2011 was primarily attributable to the decrease in billings backlog. The decrease in total billings backlog was a result of an unfavorable effect of foreign exchange and the aforementioned decrease in total bookings.

Unbilled amounts relating to subscription licenses are mostly collectible over a period of one-to-five years and at March 31, 2012, on a cumulative basis, 46%, 77%, 91%, 99% and 100% come due within fiscal 2013 through 2017, respectively.

Cash Provided by Operating Activities

	YEAR ENDED MARCH 31,			$ CHANGE
	2012	2011	2010	2012 / 2011	2011 / 2010
	(in millions)
Cash collections from billings(1)	$5,142	$4,774	$4,653	$368	$121
Vendor disbursements and payroll(1)	(3,235)	(3,075)	(2,896)	(160)	(179)
Income tax payments	(420)	(222)	(329)	(198)	107
Other disbursements, net(2)	18	(100)	(92)	118	(8)
Cash provided by operating activities	$1,505	$1,377	$1,336	$128	$41

(1)	Amounts include value added taxes and sales taxes.
(2)	Amounts include interest, restructuring and miscellaneous receipts and disbursements.

Fiscal 2012 versus Fiscal 2011

Operating Activities:

Cash provided by continuing operating activities for fiscal 2012 was $1,505 million, representing an increase of $128 million compared with fiscal 2011. The increase was primarily due to an increase in cash collections from billings of $368 million, offset by an increase in income tax payments of $198 million and an increase in vendor, payroll and other disbursements of $42 million.

Investing Activities:

Cash used in continuing investing activities for fiscal 2012 was $455 million compared with $700 million for fiscal 2011. The decrease in cash used in investing activities was primarily due to a decrease of $360 million in our net investment activities in marketable securities. During fiscal 2012, proceeds from the sale of marketable securities were approximately $207 million, of which $180 million was due to the liquidation of a majority of our marketable securities portfolio during the fourth quarter of fiscal 2012. This decrease was partially offset by an increase in cash paid for acquisitions of $135 million.

Financing Activities:

Cash used in continuing financing activities for fiscal 2012 was $1,330 million compared with $320 million in fiscal 2011. The increase in cash used in financing activities was primarily due to an increase in common shares repurchased of $818 million, the repayment of $250 million under our revolving credit facility due August 2012 and an increase in annual dividends paid of $110 million as a result of the new capital allocation program approved by our Board of Directors during the fourth quarter of fiscal 2012. These increases were partially offset by an increase in borrowing positions outstanding of $139 million relating to our notional pooling arrangement.

Refer to the “Debt Arrangements” table below for additional information about our debt balances at March 31, 2012.

Fiscal 2011 versus Fiscal 2010

Operating Activities:

Cash provided by continuing operating activities for fiscal 2011 was $1,377 million, representing an increase of $41 million compared with fiscal 2010. This growth reflects a year-over-year increase of $58 million in up-front cash collections from single installment payments, an increase in collections from billings of $63 million and a decrease in income tax payments of $107 million. These favorable variances were mostly offset by an increase in disbursements of $187 million, primarily attributable to acquisitions.

Investing Activities:

Cash used in continuing investing activities for fiscal 2011 was $700 million compared with $888 million for fiscal 2010. The decrease in cash used in investing activities was primarily due to a decrease in acquisition related costs of $365 million and a decrease in capitalized software costs of $18 million. These decreases were partially offset by our net investment in marketable securities of $181 million.

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

Debt Arrangements

Our debt arrangements consisted of the following:

	AT MARCH 31,
	2012	2011
	(in millions)
Revolving credit facility due August 2012	$—	$250
Revolving credit facility due August 2016	—	—
5.375% Notes due November 2019	750	750
6.125% Notes due December 2014, net of unamortized premium from fair value hedge of $27 and $15	527	515
Other indebtedness, primarily capital leases	29	42
Unamortized discount for Notes	(5)	(6)
Total debt outstanding	1,301	1,551
Less the current portion	(14)	(269)
Total long-term debt portion	$1,287	$1,282

We have entered into interest rate swaps to convert $500 million of our 6.125% Notes into floating interest rate payments through December 1, 2014. Under the terms of the swaps, we will pay quarterly interest at an average rate of 2.88% plus the three-month LIBOR rate, and will receive payment at 5.625%. The LIBOR based rate is set quarterly three months prior to the date of the interest payment. At March 31, 2012, the fair value of these derivatives was an asset of $27 million, of which $11 million is included in “Other current assets” and $16 million is included in “Other noncurrent assets, net” in the Consolidated Balance Sheet. The carrying value of the 6.125% Notes was adjusted by an amount that is equal and offsetting to the fair value of the swaps.

In April 2011, we repaid the $250 million outstanding balance of our revolving credit facility that was due August 2012. In August 2011, we replaced the revolving credit facility due August 2012 with a new revolving credit facility due August 2016. The maximum committed amount available under the revolving credit facility due August 2016 is $1 billion. The facility also provides us with an option to increase the available credit by an amount up to $500 million. This option is subject to certain conditions and the agreement of the facility lenders.

At March 31, 2012, our senior unsecured notes were rated Baa2 (stable) by Moody’s Investor Services, BBB+ (stable) by Standard and Poor’s, and BBB+ (stable) by Fitch Ratings.

For further information on our debt balances, refer to Note 9, “Debt,” in the Notes to the Consolidated Financial Statements.

Stock Repurchases

On May 12, 2011, our Board of Directors approved a stock repurchase program that authorized us to acquire up to an additional $500 million of our common stock, in addition to the previous $500 million program approved on May 12, 2010.

Under the $2.5 billion capital allocation program approved by our Board of Directors on January 23, 2012, we are authorized to acquire up to $1.5 billion of our common stock through fiscal 2014, including $232 million remaining at December 31, 2011 under our previous share repurchase authorizations described above. As part of the capital allocation program, we entered into an accelerated share repurchase agreement in the fourth quarter of fiscal 2012 with a bank to purchase $500 million of our common stock. The total number of shares repurchased will depend on our average stock price during the period of the agreement. Under the agreement, we paid $500 million to the bank for an initial delivery of approximately 15 million shares and will either receive or deliver additional shares at settlement. The fair market value of approximately 15 million shares on the date received was approximately $375 million and is included in “Treasury stock” in our Consolidated Balance Sheet at March 31, 2012. The remaining $125 million is included in “Additional paid-in capital” in our Consolidated Balance Sheet at March 31, 2012. The accelerated share repurchase transaction is expected to be completed by the end of the first quarter of fiscal 2013. Including the initial accelerated share repurchase delivery, we repurchased approximately 41 million shares our common stock for approximately $925 million during fiscal 2012. The timing and amount of share repurchases will be determined by our management based on evaluation of market conditions, trading price, legal requirements, and other factors.

Dividends

We have paid cash dividends each year since July 1990. For fiscal 2012, 2011 and 2010, we paid annual cash dividends of $0.40, $0.16 and $0.16 per share, respectively. We paid cash dividends of $0.05 per share in each of the first three quarters of fiscal 2012. On January 23, 2012 our Board of Directors approved a capital allocation program that targets the return of up to $2.5 billion to shareholders through fiscal 2014. This includes an increase in the annual dividend from $0.20 to $1.00 per share on our common stock as and when declared by the Board of Directors. We paid a cash dividend of $0.25 per share for the fourth quarter of fiscal 2012. For each of fiscal 2011 and 2010, we paid quarterly cash dividends of $0.04 per share.

Effect of Foreign Currency Exchange Rate Changes

There was a $67 million unfavorable effect to our cash balances in fiscal 2012 predominantly due to the strengthening of the U.S. dollar against the euro (6%), Brazilian real (12%), Canadian dollar (3%), South African rand (13%) and Indian rupee (14%).

There was an $89 million favorable effect to our cash balances in fiscal 2011 predominantly due to the weakening of the U.S. dollar against the euro (5%), Brazilian real (10%), Australian dollar (13%), Canadian dollar (5%), Swedish krona (14%) and Swiss franc (15%).

Off-Balance Sheet Arrangements

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

The following table summarizes our contractual arrangements at March 31, 2012 and the timing and effect that those commitments are expected to have on our liquidity and cash flow in future periods. In addition, the table summarizes the timing of payments on our debt obligations as reported on our Consolidated Balance Sheet at March 31, 2012.

	PAYMENTS DUE BY PERIOD
CONTRACTUAL OBLIGATIONS	TOTAL	LESS THAN 1 YEAR	1–3 YEARS	3–5 YEARS	MORE THAN 5 YEARS
	(in millions)
Long-term debt obligations (inclusive of interest)	$1,627	$55	$617	$84	$871
Operating lease obligations(1)	535	103	168	107	157
Purchase obligations	136	99	37	—	—
Other obligations(2)	63	31	22	6	4
Total	$2,361	$288	$844	$197	$1,032

(1)	The contractual obligations for noncurrent operating leases exclude sublease income totaling $23 million expected to be received in the following periods: $7 million (less than 1 year); $7 million (1–3 years); $4 million (3–5 years); and $5 million (more than 5 years).
(2)	Approximately $641 million of estimated liabilities related to unrecognized tax benefits are excluded from the contractual obligations table because a reasonable estimate of when those amounts will become payable could not be made.

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

We also license our software products without the right to unspecified future software products. Revenue from these arrangements is either recognized at the inception of the license agreement (up-front basis) or ratably over the term of any maintenance agreement that is bundled with the license. Revenue is recognized up-front only when we have established VSOE for all of the undelivered elements of the agreement. We use the residual method to determine the amount of license revenue to be recognized up-front. The residual method allocates arrangement consideration to the undelivered elements based upon VSOE of the fair value of those elements, with the residual of the arrangement consideration allocated to the license. The portion allocated to the license is recognized “up-front” once all four of the revenue recognition criteria are met. We establish VSOE of the fair value of maintenance from either contractually stated renewal rates or using the bell-shaped curve method. VSOE of the fair value of professional services is established based on hourly rates when sold on a stand-alone basis. Up-front revenue is recorded as Software Fees and Other. Revenue recognized on an up-front model will result in higher total revenue in a reporting period than if that revenue was recognized ratably.

If VSOE does not exist for all undelivered elements of an arrangement, we recognize total revenue from the arrangement ratably over the term of the maintenance agreement. Revenue recognized ratably is recorded as “Subscription and maintenance revenue.”

Revenue recognition does not commence until (1) we have evidence of an arrangement with a customer; (2) we deliver the specified products; (3) license agreement terms are fixed or determinable and free of contingencies or uncertainties that may alter the agreement such that it may not be complete and final; and (4) collection is probable. Revenue from sales to distributors and volume partners, value-added resellers and exclusive representatives commences, either on an up-front basis or ratably as described above, when these entities sell the software product to their customers. This is commonly referred to as the sell-through method.

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

We have an established business practice of offering installment payment options to customers and a history of successfully collecting substantially all amounts due under those agreements. We assess collectability based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If, in our judgment, collection of a fee is not probable, we will not recognize revenue until the uncertainty is removed through the receipt of cash payment. We do not typically offer installment payments for perpetual license agreements that are recognized up-front, within “Software fees and other.”

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

Goodwill, Capitalized Software Products, and Other Intangible Assets

We adopted the Accounting Standards Update No. 2011-08, Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment (ASU 2011-08) during the fourth quarter of fiscal 2012. The implementation of this accounting guidance did not have a material impact on our goodwill impairment evaluations.

Goodwill is tested for impairment at least annually in the fourth quarter of our fiscal year. In accordance with ASU 2011-08, we first perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount, and, if so, we then apply the two-step impairment test. The two-step impairment test first compares the fair value of our reporting units, which are the same as our operating segments, to their carrying (i.e., book) value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the reporting unit exceeds its fair value, we determine the implied fair value of the reporting unit’s goodwill and if the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference.

Prior to fiscal 2012, we tested for goodwill impairment at the consolidated entity level which was consistent with our single operating segment. The reorganization in the first quarter of fiscal 2012 of our internal management reporting resulted in a change from a single operating segment to three operating segments which required the allocation of goodwill among our three operating segments. During the fourth quarter of fiscal 2012, we completed our allocation of goodwill, tested for goodwill impairment for each of our reporting units and have concluded that no goodwill impairment exists. Based on our impairment analysis in the fourth quarter of fiscal 2012, we determined that the fair value of each of our reporting units exceeded the carrying value of the unit by more than 10% of the carrying value.

We determine the fair value of our reporting units based on a weighting of income and market approaches. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate the fair value based on market multiples of revenue or earnings for comparable companies. Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. These estimates and assumptions include the revenue growth rates and operating profit margins that are used to project future cash flows, discount rates, future economic and market conditions and determination of appropriate market comparables. We make certain judgments and assumptions in allocating shared costs among reporting units. We base our fair value estimates on assumptions that are consistent with information used by the business for planning purposes and that we believe to be reasonable; however, actual future results may differ from those estimates. Changes in judgments on any of these factors could materially affect the value of the reporting unit.

The carrying values of capitalized software products, for purchased software, internally developed software and other intangible assets are reviewed for recoverability on a quarterly basis. The facts and circumstances considered include an assessment of the net realizable value for capitalized software products and the recoverability of the cost of other intangible assets from future cash flows to be derived from the use of the asset. It is not possible for us to predict the likelihood of any possible future impairments or, if such an impairment were to occur, the magnitude of any impairment.

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

As described in Note 15, “Stock Plans,” in the Notes to the Consolidated Financial Statements, performance share units (PSUs) are awards under the long-term incentive programs for senior executives where the number of shares or restricted shares, as applicable, ultimately received by the senior executives depends on our performance measured against specified targets and will be determined at the conclusion of the three-year or one-year period, as applicable. The fair value of each award is estimated on the date that the performance targets are established based on the fair value of our stock and our estimate of the level of achievement of our performance targets. We are required to recalculate the fair value of issued PSUs each reporting period until the underlying shares are granted. The adjustment is based on the quoted market price of our stock on the reporting period date. Each quarter, we compare the actual performance we expect to achieve with the performance targets.

Fair Value of Financial Instruments

The measurement of fair value for our financial instruments is based on the authoritative guidance which establishes a fair value hierarchy that is based on three levels of inputs and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. See Note 11, “Fair Value Measurements,” for additional information.

We are exposed to financial market risks arising from changes in interest rates and foreign exchange rates. Changes in interest rates could affect our monetary assets and liabilities, and foreign exchange rate changes could affect our foreign currency denominated monetary assets and liabilities and forecasted transactions. We enter into derivative contracts with the intent of mitigating a portion of these risks. See Note 10, “Derivatives,” for additional information.

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

New Accounting Pronouncements

Presentation of Comprehensive Income: In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for interim and annual periods beginning on or after December 15, 2011.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and debt. We have a prescribed methodology whereby we invest our excess cash in investments that are composed of money market funds, debt instruments of government agencies and investment grade corporate issuers (Standard and Poor’s single “BBB+” rating and higher).

At March 31, 2012, our outstanding debt was $1,301 million, all of which was in fixed rate obligations. Refer to Note 9, “Debt,” in the Notes to the Consolidated Financial Statements for additional information.

At March 31, 2012, we had interest rate swaps with a total notional value of $500 million that swap a total of $500 million of our 6.125% Senior Notes due December 2014 into floating interest rate debt through December 1, 2014. These swaps are designated as fair value hedges and are being accounted for in accordance with the shortcut method of FASB ASC Topic 815. Under the terms of the swaps, we will pay quarterly interest at an average rate of 2.88%, plus the three-month LIBOR rate, and will receive payment at 5.625%. The LIBOR-based rate is set quarterly three months prior to date of the interest payment.

At March 31, 2012, the fair value of these derivatives was an asset of approximately $27 million, of which approximately $11 million is included in “Other current assets” and approximately $16 million is included in “Other noncurrent assets, net” in our Consolidated Balance Sheet. At March 31, 2011, the fair value of these derivatives was an asset of approximately $15 million, of which approximately $11 million is included in “Other current assets” and approximately $4 million is included in “Other noncurrent assets, net” in our Consolidated Balance Sheet.

Each 25 basis point increase or decrease in interest rates would have a corresponding effect on the annual interest expense related to our interest rates swaps that relate to the 6.125% Notes of approximately $1 million at March 31, 2012.

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

Foreign Currency Exchange Risk

We conduct business on a worldwide basis through subsidiaries in 47 foreign countries and, as such, a portion of our revenues, earnings and net investments in foreign affiliates is exposed to changes in foreign exchange rates. We seek to manage our foreign exchange risk in part through operational means, including managing expected local currency revenues in relation to local currency costs and local currency assets in relation to local currency liabilities. In October 2005, our Board of Directors adopted our Risk Management Policy and Procedures, which authorize us to manage, based on management’s assessment, our risks and exposures to foreign currency exchange rates through the use of derivative financial instruments (e.g., forward contracts, options and swaps) or other means. We only use derivative financial instruments in the context of hedging and do not use them for speculative purposes.

During fiscal 2012 and 2011, we did not designate our foreign exchange derivatives as hedges. Accordingly, all foreign exchange derivatives are recorded in our Consolidated Balance Sheets at fair value and unrealized or realized changes in fair value from these contracts are recorded as “Other expenses, net” in our Consolidated Statements of Operations.

Refer to Note 10, “Derivatives” for additional information regarding our derivative activities.

If foreign currency exchange rates affecting our business weakened by 10% on an overall basis in comparison to the U.S. dollar, the amount of cash and cash equivalents we would report in U.S. dollars would decrease by approximately $172 million.

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

Management conducted its evaluation of the effectiveness of internal control over financial reporting at March 31, 2012 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s evaluation included the design of the Company’s internal control over financial reporting and the operating effectiveness of the Company’s internal control over financial reporting. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of the end of the period covered by this Form 10-K.

The Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company’s internal control over financial reporting as stated in their report which appears on page 54 of this Form 10-K.

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

As disclosed above, in the first quarter of fiscal 2012, the Company changed its operating segments under ASC 280, “Segment Reporting.” This change in segments gave rise to changes in the Company’s internal control over financial reporting that included the implementation of control procedures to address the completeness, accuracy and consistency of the processing of our business transactions to derive the segment information disclosed in our financial statements. Changes to the Company’s internal control over financial reporting associated with our segment reporting were completed during the fourth quarter of fiscal 2012 as these procedures were further improved and enhanced.

Item 9B. Other Information.

Not applicable

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this Item that will appear under the headings “Election of Directors,” “Director Nominating Procedures,” “Board Committees and Meetings” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy statement to be filed with the SEC relating to our 2012 Annual Meeting of Stockholders is incorporated herein by reference. Also, refer to Part I under the heading “Executive Officers of the Registrant” for information concerning our executive officers.

We maintain a “code of ethics” (within the meaning of Item 406 of the SEC’s Regulation S-K) entitled “CA Code of Conduct: Information and Resource Guide” (Code of Conduct). Our Code of Conduct is applicable to all employees and directors, including our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. Our Code of Conduct is available on our website at www.ca.com/invest. Any amendment or waiver to the “code of ethics” provisions of our Code of Conduct that applies to our directors or executive officers will be included in a report filed with the SEC on Form 8-K or will be otherwise disclosed to the extent required and as permitted by law or regulation. The Code of Conduct is available without charge in print to any stockholder who requests a copy by writing to our Corporate Secretary, at CA, Inc., One CA Plaza, Islandia, New York 11749.

Item 11. Executive Compensation.

Information required by this Item that will appear under the headings “Compensation and Other Information Concerning Executive Officers,” “Compensation Discussion and Analysis,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Compensation and Human Resources Committee Report on Executive Compensation” in the definitive proxy statement to be filed with the SEC relating to our 2012 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this Item that will appear under the headings “Information Regarding Beneficial Ownership of Principal Stockholders, the Board and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” in the definitive proxy statement to be filed with the SEC relating to our 2012 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item that will appear under the headings “Related Person Transactions,” “Election of Directors,” “Board Committees and Meetings” and “Corporate Governance” in the definitive proxy statement to be filed with the SEC relating to our 2012 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Information required by this Item that will appear under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the definitive proxy statement to be filed with the SEC relating to our 2012 Annual Meeting of Stockholders is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)      The Registrant’s financial statements together with a separate table of contents are annexed hereto.

    (2)      Financial Statement Schedules are listed in the separate table of contents annexed hereto.

    (3)      Exhibits.

Regulation S-K

Exhibit Number

3.1	Restated Certificate of Incorporation.	Filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K dated March 6, 2006.*

3.2	By-Laws of the Company, as amended.	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 23, 2007.*

4.1	Restated Certificate of Designation of Series One Junior Participating Preferred Stock, Class A of the Company.	Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated March 6, 2006.*

4.2	Stockholder Protection Rights Agreement dated November 5, 2009 between the Company and Mellon Investor Services LLC, as Rights Agent, including as Exhibit A the forms of Rights Certificate and of Election to Exercise and as Exhibit B the form of Certificate of Designation and Terms of the Participating Preferred Stock of the Company.	Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 5, 2009.*

4.3	Indenture with respect to the Company’s 4.75% Senior Notes due 2009 and 6.125% Senior Notes due 2014 dated November 18, 2004 between the Company and The Bank of New York, as Trustee.	Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 15, 2004.*

4.4	Purchase Agreement dated November 15, 2004 among the Initial Purchasers of the 4.75% Senior Notes due 2009 and 6.125% Senior Notes due 2014 and the Company.	Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 15, 2004.*

4.5	First Supplemental Indenture dated November 30, 2007 to the Indenture dated November 18, 2004 between the Company and The Bank of New York, as trustee.	Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 3, 2008.*

4.6	Indenture dated June 1, 2008 between the Company and U.S. Bank National Association, as trustee, relating to the senior debt securities, the senior subordinated debt securities and the junior subordinated debt securities, as applicable.	Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3, Registration Number 333-151619, dated June 12, 2008.*

4.7	Officers’ Certificates dated November 13, 2009 establishing the terms of the Company’s 5.375% Senior Notes due 2019 pursuant to the Indenture dated June 1, 2008 (including the form of the Notes).	Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 13, 2009.*

4.8	Addendum to Registration Rights Agreement dated November 30, 2007 relating to $500,000,000 6.125% Senior Notes Due 2014.	Filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated January 3, 2008.*

10.1**	1993 Stock Option Plan for Non-Employee Directors.	Filed as Annex 1 to the Company’s definitive Proxy Statement dated July 7, 1993.*

10.2**	Amendment No. 1 to the 1993 Stock Option Plan for Non-Employee Directors dated October 20, 1993.	Filed as Exhibit E to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994.*

10.3**	1996 Deferred Stock Plan for Non-Employee Directors.	Filed as Exhibit A to the Company’s definitive Proxy Statement dated July 8, 1996.*

10.4**	Amendment No. 1 to the 1996 Deferred Stock Plan for Non-Employee Directors.	Filed as Exhibit A to the Company’s definitive Proxy Statement dated July 6, 1998.*

10.5**	2001 Stock Option Plan.	Filed as Exhibit B to the Company’s definitive Proxy Statement dated July 18, 2001.*

10.6**	CA, Inc. 2002 Incentive Plan (amended and restated effective as of April 27, 2007).	Filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.*

10.7**	CA, Inc. 2002 Compensation Plan for Non-Employee Directors.	Filed as Exhibit C to the Company’s definitive Proxy Statement dated July 26, 2002.*

10.8	Deferred Prosecution Agreement, including the related Information and Stipulation of Facts.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 22, 2004.*

10.9	Final Consent Judgment of Permanent Injunction and Other Relief, including SEC complaint.	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 22, 2004.*

10.10**	Form of Restricted Stock Unit Certificate under the CA, Inc. 2002 Incentive Plan.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004.*

10.11**	Form of Non-Qualified Stock Option Certificate under the CA, Inc. 2002 Incentive Plan.	Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004.*

10.12**	Form of Non-Qualified Stock Option Award Certificate under the CA, Inc. 2002 Incentive Plan.	Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated June 2, 2006.*

10.13**	Form of Non-Qualified Stock Option Award Certificate (Employment Agreement) under the CA, Inc. 2002 Incentive Plan.	Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K dated June 2, 2006.*

10.14**	Form of Incentive Stock Option Award Certificate under the CA, Inc. 2002 Incentive Plan.	Filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K dated June 2, 2006.*

10.15**	Form of Incentive Stock Option Award Certificate (Employment Agreement) under the CA, Inc. 2002 Incentive Plan.	Filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K dated June 2, 2006.*

10.16**	Program whereby certain designated employees, including the Company’s Named Executive Officers, are provided with certain covered medical services, effective August 1, 2005.	Filed as Item 1.01 and Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 1, 2005.*

10.17**	Amended and Restated CA, Inc. Executive Deferred Compensation Plan, effective November 20, 2006.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006.*

10.18**	Form of Deferral Election.	Filed as Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.*

10.19	Lease dated August 15, 2006 among the Company, Island Headquarters Operators LLC and Islandia Operators LLC.	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 15, 2006.*

10.20**	CA, Inc. 2007 Incentive Plan.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 21, 2007.*

10.21**	Form of Award Agreement under the CA, Inc. 2007 Incentive Plan — Restricted Stock Units.	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 21, 2007.*

10.22**	Form of Award Agreement under the CA, Inc. 2007 Incentive Plan — Restricted Stock Awards.	Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 21, 2007.*

10.23**	Form of Award Agreement under the CA, Inc. 2007 Incentive Plan — Non-Qualified Stock Awards.	Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated August 21, 2007.*

10.24	Settlement Agreement dated December 21, 2007 between the Company and The Bank of New York, as trustee, Linden Capital L.P. and Swiss Re Financial Products Corporation.	Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated January 3, 2008.*

10.25**	First Amendment to CA, Inc. Executive Deferred Compensation Plan, effective February 25, 2008.	Filed as Exhibit 10.68 to the Company Annual Report on Form 10-K for the fiscal year ended March 31, 2008.*

10.26**	First Amendment to Adoption Agreement for CA, Inc. Executive Deferred Compensation Plan, effective February 25, 2008.	Filed as Exhibit 10.69 to the Company Annual Report on Form 10-K for the fiscal year ended March 31, 2008.*

10.27**	CA, Inc. Change in Control Severance Policy (amended and restated effective September 10, 2008).	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008.*

10.28**	Amended and Restated Employment Agreement dated September 30, 2009 between the Company and Nancy E. Cooper.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.*

10.29**	Amended and Restated Employment Agreement dated September 30, 2009 between the Company and Amy Fliegelman Olli.	Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.*

10.30**	Retention Letter Agreement dated October 1, 2009 between the Company and Nancy E. Cooper.	Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.*

10.31**	Retention Letter Agreement dated October 1, 2009 between the Company and Amy Fliegelman Olli.	Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.*

10.32**	Summary description of special retirement vesting provisions available to certain Senior Management.	Filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.*

10.33**	Director Retirement Donation Policy.	Filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.*

10.34**	Non-Qualified Stock Option Certificate for William E. McCracken.	Filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.*

10.35**	Summary description of financial planning benefit available to certain executives.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009.*

10.36**	Form of Restricted Stock Unit Award Agreement for certain Named Executive Officers.	Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009.*

10.37**	Homeowners Relocation Policy for Senior Executives.	Filed as Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.*

10.38**	Renters Relocation Policy for Senior Executives.	Filed as Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.*

10.39**	Employment Agreement dated May 6, 2010 between the Company and William E. McCracken.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 6, 2010.*

10.40**	Employment Agreement dated June 23, 2010 between the Company and David C. Dobson.	Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010.*

10.41**	Summary description of Director compensation.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010.*

10.42**	CA, Inc. Special Retirement Vesting Benefit Policy.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2010.*

10.43**	CA, Inc. 2003 Compensation Plan for Non-Employee Directors (amended and restated dated December 31, 2010).	Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2010.*

10.44**	Letter dated May 18, 2011 from the Company to Richard J. Beckert regarding terms of employment.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011.*

10.45**	Letter dated April 26, 2011 from the Company to Peter JL Griffiths regarding terms of employment.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011.*

10.46**	CA, Inc. 2011 Incentive Plan.	Filed as Exhibit B to the Company’s definitive Proxy Statement dated June 10, 2011.*

10.47**	Form of Award Agreement under the CA, Inc. 2011 Incentive Plan — Restricted Stock Units.	Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011.*

10.48**	Form of Award Agreement under the CA, Inc. 2011 Incentive Plan — Restricted Stock Awards.	Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011.*

10.49**	Form of Award Agreement under the CA, Inc. 2011 Incentive Plan — Restricted Stock Awards (special retirement vesting).	Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011.*

10.50**	Form of Award Agreement under the CA, Inc. 2011 Incentive Plan — Non-Qualified Stock Options.	Filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011.*

10.51**	CA, Inc. 2012 Employee Stock Purchase Plan.	Filed as Exhibit C to the Company’s definitive Proxy Statement dated June 10, 2011.*

10.52	Credit Agreement dated August 19, 2011.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 19, 2011.*

10.53	Confirmation for accelerated share repurchase transaction dated January 26, 2012 between the Company and Bank of America, N.A.	Filed herewith.

10.54**	Schedules A, B, and C (as amended) to CA, Inc. Change in Control Severance Policy.	Filed herewith.

10.55**	Form of Transitional Award Agreement under the CA, Inc. 2007 Incentive Plan — Restricted Stock Awards.	Filed herewith.

10.56**	Form of Transitional Award Agreement under the CA, Inc. 2011 Incentive Plan — Restricted Stock Awards.	Filed herewith.

10.57**	Amended Form of Award Agreement under the CA, Inc. 2011 Incentive Plan — Restricted Stock Units.	Filed herewith.

10.58**	Amended Form of Award Agreement under the CA, Inc. 2011 Incentive Plan — Restricted Stock Awards.	Filed herewith.

10.59**	Amended Form of Award Agreement under the CA, Inc. 2011 Incentive Plan — Restricted Stock Awards (special retirement vesting).	Filed herewith.

10.60**	Amended Form of Award Agreement under the CA, Inc. 2011 Incentive Plan — Non-Qualified Stock Options.	Filed herewith.

10.61**	Form of Award Agreement under the CA, Inc. 2011 Incentive Plan — Non-Qualified Stock Options (Canadian employees).	Filed herewith.

12.1	Statement of Ratios of Earnings to Fixed Charges.	Filed herewith.

21	Subsidiaries of the Registrant.	Filed herewith.

23	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

24	Power of Attorney	Filed herewith.

31.1	Certification of the CEO pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the CFO pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101	The following financial statements from CA, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language):	Filed herewith.

(i) Consolidated Statements of Operations — Years Ended March 31, 2012, 2011 and 2010.

(ii) Consolidated Balance Sheets — March 31, 2012 and March 31, 2011.

(iii) Consolidated Statements of Stockholders’ Equity — Years Ended March 31, 2012, 2011 and 2010.

(iv) Consolidated Statements of Cash Flows — Years Ended March 31, 2012, 2011 and 2010.

(v) Notes to Consolidated Financial Statements — March 31, 2012.

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

William E. McCracken Chief Executive Officer

Dated: May 11, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ William E. McCracken

William E. McCracken Chief Executive Officer (Principal Executive Officer)

By:	/s/ Richard J. Beckert

Richard J. Beckert Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Neil A. Manna

Neil A. Manna Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

Dated: May 11, 2012

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

* Jens Alder	Director

* Raymond J. Bromark	Director

* Gary J. Fernandes	Director

* Rohit Kapoor	Director

* Kay Koplovitz	Director

* Christopher B. Lofgren	Director

* William E. McCracken	Director

* Richard Sulpizio	Director

* Laura S. Unger	Director

* Arthur F. Weinbach	Director

* Renato (Ron) Zambonini	Director

*By:	/s/ C.H.R. DuPree
C.H.R. DuPree Attorney-in-fact

Dated: May 11, 2012

CA, Inc. and Subsidiaries

Islandia, New York

Annual Report on Form 10-K Item 8, Item 9A, Item 15(a)(1) and (2), and Item 15(c)

List of Consolidated Financial Statements and Financial Statement Schedule

Consolidated Financial Statements and Financial Statement Schedule

Year ended March 31, 2012

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CA, Inc.:

We have audited the accompanying consolidated balance sheets of CA, Inc. and subsidiaries as of March 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended March 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule listed in Item 15(c). We also have audited CA, Inc.’s internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CA, Inc.’s management is responsible for these consolidated financial statements and the consolidated financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting under Item 9A(b). Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CA, Inc. and subsidiaries as of March 31, 2012 and 2011, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended March 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Also, in our opinion, CA, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by COSO.

/s/ KPMG LLP

New York, New York

May 11, 2012

CA, Inc. and Subsidiaries

Consolidated Statements of Operations

	YEAR ENDED MARCH 31,
(in millions, except per share amounts)	2012	2011	2010
Revenue:
Subscription and maintenance revenue	$4,021	$3,822	$3,765
Professional services	382	327	288
Software fees and other	411	280	174
Total revenue	$4,814	$4,429	$4,227
Expenses:
Costs of licensing and maintenance	$286	$278	$252
Cost of professional services	357	303	261
Amortization of capitalized software costs	225	192	133
Selling and marketing	1,394	1,286	1,204
General and administrative	462	451	485
Product development and enhancements	510	471	487
Depreciation and amortization of other intangible assets	176	187	159
Other expenses, net	15	7	18
Total expenses before interest and income taxes	$3,425	$3,175	$2,999
Income from continuing operations before interest and income taxes	$1,389	$1,254	$1,228
Interest expense, net	35	45	76
Income from continuing operations before income taxes	$1,354	$1,209	$1,152
Income tax expense	416	386	393
Income from continuing operations	$938	$823	$759
Income from discontinued operations, net of income tax	13	4	12
Net income	$951	$827	$771
Basic income per common share
Income from continuing operations	$1.91	$1.60	$1.46
Income from discontinued operations	0.03	0.01	0.02
Net income	$1.94	$1.61	$1.48
Basic weighted average shares used in computation	486	506	515
Diluted income per common share
Income from continuing operations	$1.90	$1.60	$1.45
Income from discontinued operations	0.03	0.01	0.02
Net income	$1.93	$1.61	$1.47
Diluted weighted average shares used in computation	487	507	533

See accompanying Notes to the Consolidated Financial Statements

CA, Inc. and Subsidiaries

Consolidated Balance Sheets

	MARCH 31,
(in millions, except share amounts)	2012	2011
Assets
Current assets
Cash and cash equivalents	$2,679	$3,049
Marketable securities	—	75
Trade accounts receivable, net	902	849
Deferred income taxes	231	244
Other current assets	153	152
Total current assets	$3,965	$4,369
Marketable securities	$—	$104
Property and equipment, net of accumulated depreciation of $707 and $632, respectively	386	437
Goodwill	5,856	5,686
Capitalized software and other intangible assets, net	1,389	1,284
Deferred income taxes	151	285
Other noncurrent assets, net	250	246
Total assets	$11,997	$12,411

Liabilities and stockholders’ equity
Current liabilities
Current portion of long-term debt and loans payable	$14	$269
Accounts payable	95	100
Accrued salaries, wages and commissions	350	293
Accrued expenses and other current liabilities	444	395
Deferred revenue (billed or collected)	2,658	2,597
Taxes payable, other than income taxes payable	80	75
Federal, state and foreign income taxes payable	96	124
Deferred income taxes	14	68
Total current liabilities	$3,751	$3,921
Long-term debt, net of current portion	$1,287	$1,282
Federal, state and foreign income taxes payable	430	414
Deferred income taxes	44	64
Deferred revenue (billed or collected)	972	969
Other noncurrent liabilities	116	141
Total liabilities	$6,600	$6,791
Stockholders’ equity
Preferred stock, no par value, 10,000,000 shares authorized;
No shares issued and outstanding	$—	$—
Common stock, $0.10 par value, 1,100,000,000 shares authorized; 589,695,081 and 589,695,081 shares issued; 466,183,134 and 502,299,607 shares outstanding, respectively	59	59
Additional paid-in capital	3,491	3,615
Retained earnings	4,865	4,106
Accumulated other comprehensive loss	(108)	(65)
Treasury stock, at cost, 123,511,947 shares and 87,395,474 shares, respectively	(2,910)	(2,095)
Total stockholders’ equity	$5,397	$5,620
Total liabilities and stockholders’ equity	$11,997	$12,411

See accompanying Notes to the Consolidated Financial Statements

CA, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in millions, except per share amounts)	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	TREASURY STOCK	TOTAL STOCKHOLDERS’ EQUITY
Balance at March 31, 2009	$59	$3,686	$2,673	$(183)	$(1,873)	$4,362
Net income			771			771
Translation adjustment				55		55
Unrealized gain on derivatives, net of $1 million in taxes				2		2

Comprehensive income						828
Share-based compensation		102				102
Dividends declared			(83)			(83)
Release of restricted stock, exercise of common stock options, ESPP and other items		(131)			136	5
Treasury stock purchased					(227)	(227)
Balance at March 31, 2010	$59	$3,657	$3,361	$(126)	$(1,964)	$4,987
Net income			827			827
Translation adjustment				58		58
Realized loss on derivatives, net of $2 million in taxes				3		3

Comprehensive income						888
Share-based compensation		80				80
Dividends declared			(82)			(82)
Release of restricted stock, exercise of common stock options and other items		(122)			107	(15)
Treasury stock purchased					(238)	(238)
Balance at March 31, 2011	$59	$3,615	$4,106	$(65)	$(2,095)	$5,620
Net income			951			951
Translation adjustment				(43)		(43)

Comprehensive income						908
Share-based compensation		89				89
Dividends declared			(192)			(192)
Release of restricted stock, exercise of common stock options and other items		(88)			110	22
Accelerated share repurchase		(125)			(375)	(500)
Treasury stock purchased					(550)	(550)
Balance at March 31, 2012	$59	$3,491	$4,865	$(108)	$(2,910)	$5,397

See accompanying Notes to the Consolidated Financial Statements

CA, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	YEAR ENDED MARCH 31,
(in millions)	2012	2011	2010
Operating activities from continuing operations:
Net income	$951	$827	$771
Income from discontinued operations	(13)	(4)	(12)

Income from continuing operations	$938	$823	$759
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	401	379	292
Provision for deferred income taxes	(16)	140	68
Provision for bad debts	(1)	6	6
Share-based compensation expense	89	80	102
Amortization of discount on convertible debt	—	—	29
Asset impairments and other non-cash items	20	2	13
Foreign currency transaction losses (gains)	8	4	(10)
Changes in other operating assets and liabilities, net of effect of acquisitions:
(Increase) decrease in trade accounts receivable, net	(45)	140	8
Increase (decrease) in deferred revenue	97	(128)	94
Decrease in taxes payable, net	(46)	(8)	(18)
Increase (decrease) in accounts payable, accrued expenses and other	6	6	(42)
Increase (decrease) in accrued salaries, wages and commissions	58	(62)	34
Changes in other operating assets and liabilities	(4)	(5)	1
Net cash provided by operating activities — continuing operations	$1,505	$1,377	$1,336
Investing activities from continuing operations:
Acquisitions of businesses, net of cash acquired, and purchased software	$(387)	$(252)	$(617)
Purchases of property and equipment	(72)	(92)	(79)
Proceeds from sale and divestiture of assets	7	13	—
Capitalized software development costs	(180)	(170)	(188)
Purchases of marketable securities	(108)	(209)	—
Proceeds from the sale of marketable securities	207	9	—
Maturities of marketable securities	80	19	—
Other investing activities	(2)	(18)	(4)
Net cash used in investing activities — continuing operations	$(455)	$(700)	$(888)
Financing activities from continuing operations:
Dividends paid	$(192)	$(82)	$(83)
Purchases of common stock, including accelerated share repurchase	(1,053)	(235)	(227)
Debt borrowings	476	260	744
Debt repayments	(599)	(273)	(1,205)
Debt issuance costs	(2)	—	(6)
Proceeds from call spread option	—	—	61
Exercise of common stock options and other	40	10	11
Net cash used in financing activities — continuing operations	$(1,330)	$(320)	$(705)
Net change in cash and cash equivalents before effect of exchange rate changes on cash — continuing operations	$(280)	$357	$(257)
Effect of exchange rate changes on cash	$(67)	$89	$104
Cash (used in) provided by operating activities — discontinued operations	$(27)	$4	$24
Cash provided by investing activities — discontinued operations	4	16	—
Net effect of discontinued operations on cash and cash equivalents	$(23)	$20	$24
(Decrease) increase in cash and cash equivalents	$(370)	$466	$(129)
Cash and cash equivalents at beginning of period	$3,049	$2,583	$2,712
Cash and cash equivalents at end of period	$2,679	$3,049	$2,583

See accompanying Notes to the Consolidated Financial Statements

Notes to the Consolidated Financial Statements

Note 1 — Significant Accounting Policies

(a)  Description of Business: CA, Inc. and subsidiaries (the Company) develops, markets, delivers and licenses software products and services.

(b) Presentation of Financial Statements: The accompanying audited Consolidated Financial Statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP), as defined in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 205. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, these estimates may ultimately differ from actual results. Significant items subject to such estimates and assumptions include: (i) the useful lives of long-lived assets, (ii) allowances for doubtful accounts, (iii) the valuation of derivatives, goodwill, deferred tax assets, assets acquired in business combinations and long-lived assets, (iv) share-based compensation, (v) reserves for employee severance benefit obligations, (vi) income tax uncertainties, (vii) legal contingencies and (viii) the fair value of the Company’s reporting units.

(c)  Principles of Consolidation: The Consolidated Financial Statements include the accounts of the Company and its majority-owned and controlled subsidiaries. Investments in affiliates owned 50% or less are accounted for by the equity method. Intercompany balances and transactions have been eliminated in consolidation. Companies acquired during each reporting period are reflected in the results of the Company effective from their respective dates of acquisition through the end of the reporting period. The purchase price for each of the Company’s acquisitions is allocated to the assets acquired and liabilities assumed from the acquired entity. For additional information, refer to Note 2, “Acquisitions.”

(d)  Divestitures: In June 2011, the Company sold its Internet Security business and in June 2010, the Company sold its Information Governance business. The results of operations associated with the sales of these businesses have been presented as discontinued operations in the accompanying Consolidated Statements of Operations and Consolidated Statement of Cash Flows for fiscal years 2012, 2011 and 2010. The effects of the discontinued operations were immaterial to the Company’s Consolidated Balance Sheet at March 31, 2011. See Note 3, “Discontinued Operations,” for additional information.

In September 2010, the Company recognized a gain of approximately $10 million from the sale of its interest in an investment accounted for using the equity method. The gain is included in “Other expenses, net” in the Company’s Consolidated Statements of Operations for fiscal year 2011.

(e)  Foreign Currencies: Assets and liabilities of the Company’s international subsidiaries are translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using average exchange rates. Adjustments arising from the translation of the foreign currency financial statements of the Company’s subsidiaries into U.S. dollars are reported as currency translation adjustments in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets.

Foreign currency transaction losses were approximately $4 million, $18 million and $10 million in fiscal years 2012, 2011 and 2010, respectively, and are included in “Other expenses, net” in the Consolidated Statements of Operations in the period in which they occurred.

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

Subscription and Maintenance Revenue: Software licenses that include the right to receive unspecified future software products are considered subscription arrangements under GAAP and are recognized ratably over the term of the license agreement. Subscription and maintenance revenue is the amount of revenue recognized ratably during the reporting period from either: (i) subscription license agreements that were in effect during the period, which generally include maintenance that is bundled with and not separately identifiable from software usage fees or product sales; (ii) maintenance agreements associated with providing customer technical support and access to software fixes and upgrades which are separately identifiable from software usage fees or product sales; or (iii) software license agreements bundled with maintenance for which vendor specific objective evidence (VSOE) has not been established for maintenance. Revenue for these arrangements is recognized ratably over the term of the subscription or maintenance term.

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

In the event that agreements with the Company’s customers are executed in close proximity of the other license agreements with the same customer, the Company evaluates whether the separate arrangements are linked, and, if so, the agreements are considered a single multi-element arrangement for which revenue is recognized ratably as subscription and maintenance revenue or, in the case of a linked professional services arrangement, as professional services revenue, in the Consolidated Statements of Operations.

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

In addition to stock options and restricted share awards (RSAs) with time-based vesting, the Company issues performance share units (PSUs). Compensation costs for the PSUs are amortized over the requisite service periods based on the expected level of achievement of the performance targets. At the conclusion of the performance periods, the applicable number of shares of RSAs, restricted stock units (RSUs) or unrestricted shares granted may vary based on the level of achievement of the performance targets. Additionally, the grants are subject to the approval of the Company’s Compensation and Human Resources Committee of the Board of Directors (the

Compensation Committee), which has discretion to reduce any award for any reason. The value of the PSU awards is remeasured each reporting period until the Compensation Committee approves attainment of the specified performance targets, at which time a grant date is deemed to have been achieved for accounting purposes, the value of the award is fixed and any remaining unrecognized compensation expense is recognized over the remaining time-based vesting period. See Note 15, “Stock Plans,” for additional information.

(i)  Net Income Per Common Share: Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of net income per share under the two-class method. Under the two-class method, net income is reduced by the amount of dividends declared in the period for each class of common stock and participating securities. The remaining undistributed income is then allocated to common stock and participating securities as if all of the net income for the period had been distributed. Basic net income per common share excludes dilution and is calculated by dividing net income allocable to common shares by the weighted average number of common shares outstanding for the period. Diluted net income per common share is calculated by dividing net income allocable to common shares by the weighted average number of common shares outstanding at the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards and convertible notes. See Note 14, “Income from Continuing Operations Per Common Share,” for additional information.

(j)  Concentration of Credit Risk: Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash equivalents, derivatives and accounts receivable. The Company historically has not experienced any losses in its cash and cash equivalent portfolios.

Amounts included in accounts receivable expected to be collected from customers, as disclosed in Note 6, “Trade Accounts Receivable,” have limited exposure to concentration of credit risk due to the diverse customer base and geographic areas covered by operations.

(k)  Cash and Cash Equivalents: All financial instruments purchased with an original maturity of three months or less at the time of purchase are considered cash equivalents. The Company’s cash and cash equivalents are held by its subsidiaries throughout the world, frequently in each subsidiary’s respective functional currency which may not be the U.S. dollar. Approximately 64% and 47% of cash and cash equivalents were maintained outside the United States at March 31, 2012 and 2011, respectively.

Total interest income, which primarily relates to the Company’s cash and cash equivalent balances and marketable securities, for fiscal years 2012, 2011 and 2010 was approximately $30 million, $24 million and $26 million, respectively, and is included in “Interest expense, net” in the Consolidated Statements of Operations.

(l)  Marketable Securities: All marketable securities are classified as available-for-sale securities and are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive income until realized. Premiums and discounts on debt securities recorded at the date of purchase are recognized in “Interest expense, net” using the effective interest method. Realized gains and losses on sales of all such investments are reported in “Interest expense, net” and are computed using the specific identification cost method.

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

Capitalized Development Costs: Capitalized development costs in the accompanying Consolidated Balance Sheets include costs associated with the development of computer software to be sold, leased or otherwise marketed. Software development costs associated with new products and significant enhancements to existing software products are expensed as incurred until technological feasibility has been established. Costs incurred thereafter are capitalized until the product is made generally available. Annual amortization of capitalized software costs is the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life of the software product, generally estimated to be 5 years from the date the product became available for general release to customers. The Company generally recognizes amortization expense for capitalized software costs using the straight-line method.

Purchased Software Products: Purchased software products primarily include the cost of software technology acquired in business combinations. The cost of such products is equal to the fair value of the acquired software technology at the acquisition date. The Company records straight-line amortization of purchased software costs over their remaining economic lives, estimated to be between 3 and 10 years from the date of acquisition. Purchased software products are reviewed for impairment quarterly and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

The Company adopted the Accounting Standards Update No. 2011-08, Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment (ASU 2011-08) during the fourth quarter of fiscal year 2012. The implementation of this accounting guidance did not have a material impact on the Company’s goodwill impairment evaluations.

In the first quarter of fiscal year 2012, the Company changed the internal reporting used by its Chief Executive Officer for evaluating segment performance and allocating resources. The new reporting disaggregates the Company’s operations into Mainframe Solutions, Enterprise Solutions and Services segments, and represented a change in the Company’s operating segments under ASC 280, “Segment Reporting.” As a result of this change, the Company was required to allocate its goodwill based on the new reporting structure and test goodwill for impairment at the reporting unit level, which would be the operating segment or one level below an operating segment.

Goodwill is tested for impairment at least annually in the fourth quarter of each fiscal year. In accordance with ASU 2011-08, the Company first performs a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount, and, if so, the Company then applies the two-step impairment test. The two-step impairment test first compares the fair value of the Company’s reporting units, which are the same as its operating segments, to their carrying (i.e., book) value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the reporting unit exceeds its fair value, the Company determines the implied fair value of the reporting unit’s goodwill and if the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then the Company records an impairment loss equal to the difference.

The Company determines the fair value of its reporting units based on a weighting of income and market approaches. Under the income approach, the Company calculates the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, the Company estimates the fair value based on market multiples of revenue or earnings for comparable companies. Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. These estimates and assumptions include the revenue growth rates and operating profit margins that are used to project future cash flows, discount rates, future economic and market conditions and determination of appropriate market comparables. The Company makes certain judgments and assumptions in allocating shared costs among operating segments. The Company bases its fair value estimates on assumptions that are consistent with information used by the business for planning purposes and that it believes to be reasonable, however, actual future results may differ from those estimates. Changes in judgments on any of these factors could materially affect the value of the reporting unit.

During the fourth quarter of fiscal year 2012, the Company completed its allocation of goodwill, tested for goodwill impairment for each of its reporting units and concluded that no goodwill impairment exists. See Note 18, “Segment and Geographic Information,” for the Company’s allocation of goodwill by operating segment.

See Note 7, “Long-Lived Assets,” for additional information.

(o)  Restricted Cash: The Company’s insurance subsidiary requires a minimum restricted cash balance of $50 million. In addition, the Company has other restricted cash balances, including cash collateral for letters of credit. The total amount of restricted cash at each of March 31, 2012 and 2011 was approximately $56 million and is included in “Other noncurrent assets, net” in the Consolidated Balance Sheets.

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

(r)  Litigation: The Company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Claims and proceedings are reviewed at least quarterly and provisions are taken or adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information pertinent to a particular matter. See Note 12, “Commitments and Contingencies,” for additional information.

(s)  Reclassifications: Certain prior year balances have been reclassified to conform to the current period’s presentation.

Consolidated Statement of Operations: The Company has changed the presentation of the fiscal year 2010 restructuring plan (Fiscal 2010 Plan) expenses in the fiscal year 2010 Consolidated Statement of Operations. The Company previously presented the Fiscal 2010 Plan expenses in “Restructuring and other” in the Consolidated Statements of Operations. For fiscal year 2012, the Company has reclassified these expenses for fiscal year 2010 into their respective individual line descriptions. This expense reclassification had no effect on previously reported total expense or total revenue. The total expense incurred in fiscal year 2010 was approximately $48 million and has been reclassified as follows: $19 million into “Product development and enhancements;” $18 million into “Selling and marketing;” $7 million into “General and administrative;” $2 million into “Costs of licensing and maintenance;” and $2 million into “Cost of professional services” in the Consolidated Statement of Operations.

Note 2 — Acquisitions

During fiscal year 2012, the Company acquired 100% of the voting equity interest of Interactive TKO, Inc. (ITKO), a privately held provider of service simulation solutions for developing applications in composite and cloud environments. The acquisition expands solutions the Company offers enterprises and service providers for using and providing cloud computing to deliver business services. The total purchase price of the acquisition was approximately $315 million. The Company’s other acquisitions during fiscal year 2012 were immaterial, both individually and in the aggregate.

The pro forma effects of the Company’s fiscal year 2012 acquisitions on the Company’s revenues and results of operations during fiscal years 2012 and 2011 were considered immaterial. The purchase price allocation of the Company’s fiscal year 2012 acquisitions is as follows:

(dollars in millions)	ITKO ACQUISITION(2)	OTHER FISCAL YEAR 2012 ACQUISITIONS	ESTIMATED USEFUL LIFE
Finite-lived intangible assets(1)	$16	$11	3-15 years
Purchased software Goodwill Deferred tax liabilities	190 159 (70)	8 20 (3)	7 years Indefinite —
Other assets net of other liabilities assumed(3)	20	3	—
Purchase price	$315	$39

(1)	Includes customer relationships and trade names.
(2)	Purchase price allocation is preliminary due to ongoing analysis to determine the fair value of acquired intangibles and the tax basis of acquired assets and liabilities.
(3)	Includes approximately $20 million of cash acquired relating to ITKO.

Transaction costs for acquisitions were immaterial for fiscal year 2012. The excess purchase price over the estimated value of the net tangible and identifiable intangible assets was recorded to goodwill. The preliminary allocation of a significant portion of the purchase price to goodwill was predominantly due to synergies the Company expects from marketing and integration with other products of the Company and intangible assets that are not separable, such as assembled workforce and going concern. The goodwill relating to the Company’s second quarter fiscal year 2012 acquisition of ITKO is not expected to be deductible for tax purposes and was allocated to the Enterprise Solutions segment. The allocation of purchase price to acquired identifiable assets, including intangible assets, is preliminary because the final tax returns of ITKO relating to the pre-acquisition period have not yet been filed. A majority of the goodwill relating to the Company’s other fiscal year 2012 acquisitions is expected to be deductible for tax purposes and was primarily allocated to the Services segment.

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

The purchase price allocation was finalized in the second quarter of fiscal year 2012 and no material adjustments were made to amounts previously reported. The Company’s other acquisitions during fiscal year 2011 were immaterial, both individually and in the aggregate. The following represents the allocation of the purchase price and estimated useful lives to the acquired net assets of Arcot and the Company’s other fiscal year 2011 acquisitions:

(dollars in millions)	ARCOT	OTHER FISCAL YEAR 2011 ACQUISITIONS	ESTIMATED USEFUL LIFE
Finite-lived intangible assets(1)	$39	$12	2-8 years
Purchased software	86	41	10 years
Goodwill	62	17	Indefinite
Deferred tax liabilities	(3)	(1)	—
Other assets net of other liabilities assumed	13	2	—
Purchase price	$197	$71

(1)	Includes customer relationships and trade names.

The excess purchase price over the estimated value of the net tangible and intangible assets was recorded as goodwill. Goodwill recognized in the purchase price allocation includes synergies expected to be achieved through integration of the acquired technology with the Company’s existing product portfolio and the intangible assets that are not separable, such as assembled workforce and going concern. The goodwill relating to the Company’s acquisition of Arcot is not deductible for tax purposes. A majority of the goodwill relating to the Company’s other fiscal year 2011 acquisitions is deductible for tax purposes.

The Company had approximately $24 million and $77 million of accrued acquisition-related costs at March 31, 2012 and 2011, respectively, related to purchase price amounts withheld subject to indemnification protections.

Note 3 — Discontinued Operations

In the first quarter of fiscal year 2012, the Company sold its Internet Security business for approximately $14 million and recognized a gain on disposal of approximately $23 million, including tax expense of approximately $18 million. In the first quarter of fiscal year 2011, the Company sold its Information Governance business, consisting primarily of the CA Records Manager and CA Message Manager software offerings and related professional services for approximately $19 million and recognized a loss on disposal of approximately $5 million, including tax expense of approximately $4 million.

The income (loss) from the discontinued components for fiscal years 2012, 2011 and 2010 consisted of the following:

(in millions)	FISCAL YEAR 2012	FISCAL YEAR 2011	FISCAL YEAR 2010
Subscription and maintenance revenue	$15	$83	$122
Professional services	—	—	4
Total revenue	$15	$83	$126
(Loss) income from operations of discontinued components, net of tax benefit (expense) of $6 million, $(4) million and $(7) million, respectively	$(10)	$9	$12
Gain (loss) on disposal of discontinued components, net of taxes	23	(5)	—
Income from discontinued operations, net of taxes	$13	$4	$12

Note 4 — Severance and Exit Costs

Fiscal Year 2012 Workforce Reduction: The fiscal year 2012 workforce reduction plan (Fiscal 2012 Plan) was announced in July 2011 and consisted of a workforce reduction of approximately 400 positions.

This action is part of the Company’s efforts to reallocate resources and divest non-strategic parts of the business. The total amounts incurred with respect to severance under the Fiscal 2012 Plan were $42 million, of which approximately $22 million is included in “Selling and marketing,” $9 million is included in “General and administrative,” $8 million is included in “Product development and enhancements,” $2 million is included in “Costs of licensing and maintenance” and $1 million is included in “Cost of professional services” in the Consolidated Statements of Operations. Actions under the Fiscal 2012 Plan were substantially completed by the end of fiscal year 2012.

Fiscal Year 2010 Restructuring Plan: The fiscal year 2010 restructuring plan (Fiscal 2010 Plan) was announced in March 2010 and consisted of a workforce reduction of approximately 1,000 positions and global facilities consolidations. These actions were intended to better align the Company’s cost structure with the skills and resources required to more effectively pursue opportunities in the marketplace and execute the Company’s long-term growth strategy. The total amounts incurred with respect to severance and facilities abandonment under the Fiscal 2010 Plan were $43 million and $2 million, respectively. Actions under the Fiscal 2010 Plan were substantially completed by the end of fiscal year 2011.

Fiscal Year 2007 Restructuring Plan: In August 2006, the Company announced the fiscal year 2007 restructuring plan (Fiscal 2007 Plan) to significantly improve the Company’s expense structure and increase its competitiveness. The Fiscal 2007 Plan consisted of a workforce reduction of approximately 3,100 employees, global facilities consolidations and other cost reductions. The total amounts incurred with respect to severance and facilities abandonment under the Fiscal 2007 Plan were $220 million and $122 million, respectively. Actions under the Fiscal 2007 Plan were substantially completed by the end of fiscal year 2010.

Accrued severance and exit costs and changes in the accruals for fiscal years 2012, 2011 and 2010 associated with the Fiscal 2012, Fiscal 2010 and Fiscal 2007 Plans were as follows:

(in millions)	ACCRUED BALANCE AT MARCH 31, 2011	EXPENSE	CHANGE IN ESTIMATE	PAYMENTS	ACCRETION AND OTHER	ACCRUED BALANCE AT MARCH 31, 2012
Severance:
Fiscal 2012 Plan	$—	$49	$(7)	$(31)	$—	$11
Fiscal 2010 Plan	4	—	(1)	(3)	—	—
Fiscal 2007 Plan	4	—	—	(2)	—	2
Total Severance	$8	$49	$(8)	$(36)	$—	$13
Facilities Abandonment:
Fiscal 2010 Plan	$1	$—	$—	$—	$—	$1
Fiscal 2007 Plan	46	—	—	(11)	4	39
Total Facilities Abandonment	$47	$—	$—	$(11)	$4	$40
Total Accrued Liabilities	$55					$53

(in millions)	ACCRUED BALANCE AT MARCH 31, 2010	EXPENSE	CHANGE IN ESTIMATE	PAYMENTS	ACCRETION AND OTHER	ACCRUED BALANCE AT MARCH 31, 2011
Severance:
Fiscal 2010 Plan	$46	$—	$(4)	$(37)	$(1)	$4
Fiscal 2007 Plan	8	—	1	(5)	—	4
Total Severance	$54	$—	$(3)	$(42)	$(1)	$8
Facilities Abandonment:
Fiscal 2010 Plan	$2	$—	$—	$(1)	$—	$1
Fiscal 2007 Plan	60	—	1	(18)	3	46
Total Facilities Abandonment	$62	$—	$1	$(19)	$3	$47
Total Liabilities	$116					$55

(in millions)	ACCRUED BALANCE AT MARCH 31, 2009	EXPENSE	CHANGE IN ESTIMATE	PAYMENTS	ACCRETION AND OTHER	ACCRUED BALANCE AT MARCH 31, 2010
Severance:
Fiscal 2010 Plan	$—	$48	$—	$(2)	$—	$46
Fiscal 2007 Plan	45	—	(4)	(33)	—	8
Total Severance	$45	$48	$(4)	$(35)	$—	$54
Facilities Abandonment:
Fiscal 2010 Plan	$—	$2	$—	$—	$—	$2
Fiscal 2007 Plan	71	—	—	(19)	8	60
Total Facilities Abandonment	$71	$2	$—	$(19)	$8	$62
Total Liabilities	$116					$116

The severance liability is included in “Accrued salaries, wages and commissions” in the Consolidated Balance Sheets. The facilities abandonment liability is included in “Accrued expenses and other current liabilities” and “Other noncurrent liabilities” in the Consolidated Balance Sheets. Changes in estimates relating to the Fiscal 2010 Plan and Fiscal 2007 Plan are included in “Other expenses, net” in the Consolidated Statements of Operations.

Accretion and other includes accretion of the Company’s lease obligations related to facilities abandonment as well as changes in the assumptions related to future sublease income. These costs are included in “General and administrative” expense in the Consolidated Statements of Operations.

Note 5 — Marketable Securities

In the fourth quarter of fiscal year 2012, the Company liquidated a majority of its marketable securities portfolio. At March 31, 2012, the remaining marketable securities balances were less than $1 million.

For fiscal year 2012, proceeds from the sale of marketable securities and realized gains (losses), net were approximately $207 million and less than $1 million, respectively.

At March 31, 2011, available-for-sale securities consisted of the following:

	AT MARCH 31, 2011
(in millions)	AGGREGATE COST BASIS	AGGREGATE FAIR VALUE
U.S. Treasury and agency securities	$60	$60
Municipal securities	2	2
Corporate debt securities	117	117
	$179	$179

At March 31, 2011, the Company did not have any debt securities that were in a continuous unrealized loss position for greater than 12 months. At March 31, 2011, $75 million of marketable securities had scheduled maturities of less than one year, and approximately $104 million had maturities of greater than one year but did not exceed three years.

For fiscal year 2011, proceeds from the sale of marketable securities and realized gains (losses), net were approximately $9 million and less than $1 million, respectively.

Note 6 — Trade Accounts Receivable

Trade accounts receivable, net represents amounts due from the Company’s customers and is presented net of allowance for doubtful accounts. These balances include revenue recognized in advance of customer billings but do not include unbilled contractual commitments executed under license agreements. The components of “Trade accounts receivable, net” were as follows:

	AT MARCH 31,
(in millions)	2012	2011
Accounts receivable — billed	$812	$758
Accounts receivable — unbilled	80	86
Other receivables	26	27
Less: Allowance for doubtful accounts	(16)	(22)
Trade accounts receivable, net	$902	$849

Note 7 — Long-Lived Assets

Property and Equipment: A summary of property and equipment is as follows:

	AT MARCH 31,
(in millions)	2012	2011
Land and buildings	$224	$232
Equipment, software developed for internal use, furniture, and leasehold improvements	869	837
	1,093	1,069
Accumulated depreciation and amortization	(707)	(632)
Property and equipment, net	$386	$437

Capitalized Software and Other Intangible Assets: The gross carrying amounts and accumulated amortization for capitalized software and other identified intangible assets at March 31, 2012 were as follows:

	AT MARCH 31, 2012
(in millions)	GROSS AMORTIZABLE ASSETS	LESS: FULLY AMORTIZED ASSETS	REMAINING AMORTIZABLE ASSETS	ACCUMULATED AMORTIZATION ON REMAINING AMORTIZABLE ASSETS	NET ASSETS
Purchased software products	$5,628	$4,733	$895	$228	$667
Capitalized development cost and other intangibles:
Internally developed software products	1,366	574	792	258	534
Other intangible assets subject to amortization	814	412	402	214	188
Total capitalized software costs and other intangible assets	$7,808	$5,719	$2,089	$700	$1,389

The gross carrying amounts and accumulated amortization for capitalized software and other intangible assets at March 31, 2011 were as follows:

	AT MARCH 31, 2011
(in millions)	GROSS AMORTIZABLE ASSETS	LESS: FULLY AMORTIZED ASSETS	REMAINING AMORTIZABLE ASSETS	ACCUMULATED AMORTIZATION ON REMAINING AMORTIZABLE ASSETS	NET ASSETS
Purchased software products	$5,430	$4,662	$768	$198	$570
Capitalized development cost and other intangibles:
Internally developed software products	1,201	508	693	205	488
Other intangible assets subject to amortization	772	120	652	440	212
Other intangible assets not subject to amortization	14	—	14	—	14
Total capitalized software costs and other intangible assets	$7,417	$5,290	$2,127	$843	$1,284

During fiscal years 2012 and 2010, the Company recorded impairment charges of approximately $9 million and $3 million, respectively, for internally developed software. No impairment charge was recorded during fiscal year 2011.

Depreciation and Amortization Expense: A summary of depreciation and amortization expense is as follows:

	YEAR ENDED MARCH 31,
(in millions)	2012	2011	2010
Depreciation	$111	$114	$105
Amortization of purchased software	103	88	49
Amortization of internally developed software products	122	104	84
Amortization of other intangible assets	65	73	54
Total	$401	$379	$292

Based on the intangible assets recognized at March 31, 2012, the annual amortization expense over the next five fiscal years is expected to be as follows:

	YEAR ENDED MARCH 31,
(in millions)	2013	2014	2015	2016	2017
Capitalized software:
Purchased	$106	$98	$87	$86	$84
Internally developed	153	138	112	81	47
Other intangible assets subject to amortization	54	48	40	26	9
Total	$313	$284	$239	$193	$140

Goodwill: The accumulated goodwill impairment losses previously recognized by the Company totaled approximately $111 million at March 31, 2012 and 2011. These losses were recognized in fiscal years 2003 and 2002. There were no impairments recognized for fiscal years 2012, 2011 and 2010.

Goodwill activity for fiscal years 2012 and 2011 was as follows:

(in millions)
Balance at March 31, 2010	$5,605
Amounts allocated to loss on discontinued operations	(11)
Acquisitions	82
Foreign currency translation adjustment	10
Balance at March 31, 2011	$5,686
Amounts allocated to loss on discontinued operations	(7)
Acquisitions	179
Foreign currency translation adjustment	(2)
Balance at March 31, 2012	$5,856

Note 8 — Deferred Revenue

The current and noncurrent components of “Deferred revenue (billed or collected)” at March 31, 2012 and March 31, 2011 were as follows:

	AT MARCH 31,
(in millions)	2012	2011
Current:
Subscription and maintenance	$2,479	$2,444
Professional services	162	142
Financing obligations and other	17	11
Total deferred revenue (billed or collected) — current	$2,658	$2,597
Noncurrent:
Subscription and maintenance	$935	$940
Professional services	35	27
Financing obligations and other	2	2
Total deferred revenue (billed or collected) — noncurrent	$972	$969
Total deferred revenue (billed or collected)	$3,630	$3,566

Note 9 — Debt

At March 31, 2012 and 2011, the Company’s debt obligations consisted of the following:

	AT MARCH 31,
(in millions)	2012	2011
Revolving credit facility due August 2012	$—	$$250
Revolving credit facility due August 2016	—	—
5.375% Notes due November 2019	750	750
6.125% Notes due December 2014, net of unamortized premium from fair value hedge of $27 and $15	527	515
Other indebtedness, primarily capital leases	29	42
Unamortized discount for Notes	(5)	(6)
Total debt outstanding	$1,301	$1,551
Less the current portion	(14)	(269)
Total long-term debt portion	$1,287	$1,282

Interest expense for fiscal years 2012, 2011 and 2010 was $64 million, $68 million and $102 million, respectively.

The maturities of outstanding debt are as follows:

	YEAR ENDED MARCH 31,
(in millions)	2013	2014	2015	2016	2017	THEREAFTER
Amount due	$14	$12	$529	$1	$0	$745

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

Advances under the revolving credit facility due August 2016 bear interest at a rate dependent on the Company’s credit ratings at the time of such borrowings and are calculated according to a Base Rate or a Eurocurrency Rate, as the case may be, plus an applicable margin. The Company must also pay facility commitment fees quarterly on the full revolving credit commitment at rates dependent on the Company’s credit ratings.

At March 31, 2012, there were no outstanding borrowings under the revolving credit facility due August 2016 and, based on the Company’s credit ratings, the rates applicable to the facility at March 31, 2012 and 2011 were as follows:

	AT MARCH 31,
	2012	2011
Applicable margin on Base Rate borrowing	0.25%	—%
Weighted average interest rate on outstanding borrowings	—%	0.65%
Applicable margin on Eurocurrency Rate borrowing	1.10%	0.35%
Utilization fee	0%	0.10%
Facility commitment fee	0.15%	0.10%

The interest rate that would have applied at March 31, 2012 to a borrowing under the revolving credit facility due August 2016 would have been 3.50% for Base Rate borrowings and 1.34% for Eurocurrency Rate borrowings. The Company capitalized the transaction fees of approximately $2 million associated with the revolving credit facility due August 2016. These fees are being amortized to “Interest expense, net” in the Consolidated Statements of Operations.

Total interest expense relating to borrowings under the revolving credit facility for fiscal years 2012, 2011 and 2010 was less than $1 million, $2 million and $5 million, respectively. The revolving credit facility due August 2016 contains customary covenants for borrowings of this type, including two financial covenants: (i) for the 12 months ending each quarter-end, the ratio of consolidated debt for borrowed money to consolidated cash flow, each as defined in the revolving credit facility Credit Agreement, must not exceed 4.00 to 1.00; and (ii) for the 12 months ending at any date, the ratio of consolidated cash flow to the sum of interest payable on, and amortization of debt discount in respect of, all consolidated debt for borrowed money, as defined in the Credit Agreement, must not be less than 3.50 to 1.00. At March 31, 2012, the Company was in compliance with all covenants.

In addition, future borrowings under the revolving credit facility require, at the date of a borrowing, that (i) no event of default shall have occurred and be continuing and (ii) the Company reaffirm the representations and warranties it made in the Credit Agreement.

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

5.375% Notes Due November 2019: During the third quarter of fiscal year 2010, the Company issued approximately $750 million principal amount of 5.375% Notes due 2019 (the 5.375% Notes). The net proceeds of the offering were approximately $738 million, after being issued at a discount and deducting expenses, underwriting fees and commissions of approximately $6 million. The discount is being amortized over the term to maturity. In the event of a change of control, each noteholder will have the right to require the Company to repurchase all or any part of such holder’s 5.375% Notes in cash at a price equal to 101% of the principal amount of such Notes plus accrued and unpaid interest, if any, to the date of repurchase. This is subject to the right of holders of record on the relevant interest payment date to receive interest due.

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

Other Indebtedness: The Company has available an unsecured and uncommitted multi-currency line of credit to meet short-term working capital needs for the Company’s subsidiaries operating outside the United States and uses guarantees and letters of credit issued by financial institutions to guarantee performance on certain contracts. At each of March 31, 2012 and 2011, approximately $55 million was pledged in support of bank guarantees and other local credit lines and none of these arrangements had been drawn down by third parties.

The Company uses a notional pooling arrangement with an international bank to help manage global liquidity requirements. Under this pooling arrangement, the Company and its participating subsidiaries may maintain either cash deposit or borrowing positions through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Because it maintains a security interest in the cash deposits, and has the right to offset the cash deposits against the borrowings, the bank provides the Company and its participating subsidiaries favorable interest terms on both. At March 31, 2012 and 2011, the borrowing positions outstanding under this cash pooling arrangement were as follows:

	AT MARCH 31,
(in millions)	2012	2011
Borrowings	$476	$260
Repayments	(331)	(260)
Foreign currency exchange effect	(6)	—
Total borrowing positions outstanding(1)	$139	$—

(1)	Included in “Accrued expenses and other current liabilities” in the Company’s Consolidated Balance Sheet.

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

At March 31, 2012, the fair value of these derivatives was an asset of approximately $27 million, of which approximately $11 million is included in “Other current assets” and approximately $16 million is included in “Other noncurrent assets, net” in the Company’s Consolidated Balance Sheet. At March 31, 2011, the fair value of these derivatives was an asset of approximately $15 million, of which approximately $11 million is included in “Other current assets” and approximately $4 million is included in “Other noncurrent assets, net” in the Company’s Consolidated Balance Sheet.

During fiscal year 2009, the Company entered into interest rate swaps with a total notional value of $250 million to hedge a portion of its variable interest rate payments on the revolving credit facility. These derivatives were designated as cash flow hedges and matured in October 2010. The effective portion of these cash flow hedges is recorded as “Accumulated other comprehensive loss” and is reclassified into “Interest expense, net” in the Company’s Consolidated Statements of Operations in the same period during which the hedged transaction affected earnings. Any ineffective portion of the cash flow hedges would have been recorded immediately to “Interest expense, net;” however, no ineffectiveness existed for fiscal years 2011 and 2010.

Foreign Currency Contracts: The Company enters into foreign currency option and forward contracts to manage foreign currency risks. The Company has not designated its foreign exchange derivatives as hedges. Accordingly, changes in fair value from these contracts are recorded as “Other expenses, net” in the Company’s Consolidated Statements of Operations. At March 31, 2012, foreign currency contracts outstanding consisted of purchase and sales contracts with a total notional value of approximately $893 million, and durations of less than six months. These contracts included $257 million of contracts related to the fiscal year 2013 hedging program. These contracts were entered into at the end of fiscal year 2012. The net fair value of these contracts at March 31, 2012 was a net liability of approximately $2 million, of which approximately $2 million is included in “Other current assets” and approximately $4 million is included in “Accrued expenses and other current liabilities” in the Company’s Consolidated Balance Sheet.

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

A summary of the effect of the interest rate and foreign exchange derivatives in the Company’s Consolidated Statements of Operations is as follows:

	AMOUNT OF NET (GAIN)/LOSS RECOGNIZED IN THE CONSOLIDATED STATEMENTS OF OPERATIONS
LOCATION OF AMOUNTS RECOGNIZED (in millions)	YEAR ENDED MARCH 31, 2012	YEAR ENDED MARCH 31, 2011	YEAR ENDED MARCH 31, 2010
Interest expense, net — interest rate swaps designated as cash flow hedges	$—	$4	$6
Interest expense, net — interest rate swaps designated as fair value hedges	$(12)	$(12)	$(1)
Other expenses (gains), net — foreign currency contracts	$(3)	$14	$20

The Company is subject to collateral security arrangements with most of its major counterparties. These arrangements require the Company to hold or post collateral when the derivative fair values exceed contractually established thresholds. The aggregate fair values of all derivative instruments under all collateralized arrangements were in a net asset position at each of March 31, 2012 and 2011. The Company posted no collateral at March 31, 2012 or 2011. Under these agreements, if the Company’s credit ratings had been downgraded one rating level, the Company would still not have been required to post collateral.

Note 11 —  Fair Value Measurements

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2012 and 2011:

	AT MARCH 31, 2012				AT MARCH 31, 2011
	FAIR VALUE MEASUREMENT USING INPUT TYPES		ESTIMATED FAIR VALUE		FAIR VALUE MEASUREMENT USING INPUT TYPES		ESTIMATED FAIR VALUE
(in millions)	Level 1	Level 2	Total		LEVEL 1	LEVEL 2	TOTAL
Assets:
Money market funds	$1,374	$—	$1,374	(1)	$2,009	$—	$2,009	(2)
Marketable securities(3)	—	—	—		—	179	179
Foreign exchange derivatives(4)	—	2	2		—	7	7
Interest rate derivatives(4)	—	27	27		—	15	15
Total Assets	$1,374	$29	$1,403		$2,009	$201	$2,210
Liabilities:
Foreign exchange derivatives(4)	—	4	4		—	1	1
Total Liabilities	$—	$4	$4		$—	$1	$1

(1)	At March 31, 2012, the Company had approximately $1,324 million and $50 million of investments in money market funds classified as “Cash and cash equivalents” and “Other noncurrent assets, net” for restricted cash amounts, respectively, in the Company’s Consolidated Balance Sheet.
(2)	At March 31, 2011, the Company had approximately $1,959 million and $50 million of investments in money market funds classified as “Cash and cash equivalents” and “Other noncurrent assets, net” for restricted cash amounts, respectively, in the Company’s Consolidated Balance Sheet.
(3)	See Note 5, “Marketable Securities” for additional information.
(4)	See Note 10, “Derivatives” for additional information. Interest rate derivatives fair value excludes accrued interest.

At March 31, 2012 and 2011, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis at March 31, 2012 and 2011:

	AT MARCH 31, 2012		AT MARCH 31, 2011
(in millions)	CARRYING VALUE	ESTIMATED FAIR VALUE	CARRYING VALUE	ESTIMATED FAIR VALUE
Liabilities:
Total debt(1)	$1,301	$1,408	$1,551	$1,619
Facilities abandonment reserve(2)	$42	$48	$52	$59

(1)	Estimated fair value of total debt is based on quoted prices for similar liabilities for which significant inputs are observable except for certain long-term lease obligations, for which fair value approximates carrying value (Level 2).

(2)	Estimated fair value for the facilities abandonment reserve was determined using the Company’s incremental borrowing rate at each of March 31, 2012 and 2011. At March 31, 2012 and 2011, the facilities abandonment reserve included approximately $16 million and $15 million, respectively, in “Accrued expenses and other current liabilities” and approximately $26 million and $37 million, respectively, in “Other noncurrent liabilities” in the Company’s Consolidated Balance Sheets (Level 3).

Note 12 — Commitments and Contingencies

The Company leases real estate, data processing and other equipment with lease terms expiring through fiscal year 2023. Certain leases provide for renewal options and additional rentals based on escalations in operating expenses and real estate taxes.

Rental expense, including short term leases, maintenance charges and taxes on leased facilities, was approximately $168 million, $150 million and $145 million for fiscal years 2012, 2011 and 2010, respectively. Rental expense for fiscal years 2012, 2011 and 2010 included sublease income of approximately $9 million, $10 million and $18 million, respectively.

Future minimum lease payments under non-cancelable operating leases at March 31, 2012, were as follows:

FISCAL YEAR	(in millions)
2013	$103
2014	91
2015	77
2016	60
2017	47
Thereafter	157
Total	535
Less income from sublease	(23)
Net minimum operating lease payments	$512

The Company has additional commitments to purchase goods and services of approximately $199 million in future periods, approximately $195 million of which expires by fiscal year 2017.

Litigation: The Company, various subsidiaries, and certain current and former officers have been named as defendants in various lawsuits and claims arising in the normal course of business. The Company believes that it has meritorious defenses in connection with these lawsuits and claims, and intends to vigorously contest each of them.

Based on the Company’s experience, management believes that the damages amounts claimed in a case are not a meaningful indicator of the potential liability. Claims, suits, investigations and proceedings are inherently uncertain and it is not possible to predict the ultimate outcome of cases. In the opinion of the Company’s management based upon information currently available to the Company, while the outcome of these lawsuits and claims is uncertain, the likely results of these lawsuits and claims against the Company, either individually or in the aggregate, are not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows, although the effect could be material to the Company’s results of operations or cash flows for any interim reporting period. For some of these matters, the calculation of a range of reasonably possible loss is not possible due to the stage of the matter and/or other particular circumstances of the matter. For others, a range of reasonably possible loss can be calculated. For those matters for a which such a range can be calculated, the Company estimates that in the aggregate, the reasonably possible range of loss is from zero to $30 million in addition to amounts, if any, that have been accrued for those matters.

The Company is obligated to indemnify its officers and directors under certain circumstances to the fullest extent permitted by Delaware law. As a part of that obligation, the Company has advanced and will continue to advance certain attorneys’ fees and expenses incurred by current and former officers and directors in various lawsuits and investigations.

Note 13 — Stockholders’ Equity

Stock Repurchases: In January 2012, the Company’s Board of Directors approved a $2.5 billion capital allocation program that includes an authorization for the Company to acquire up to $1.5 billion of its common stock through fiscal year 2014. Included in this amount is approximately $232 million remaining under the Company’s previously approved share repurchase authorization.

In January 2012, the Company entered into an Accelerated Share Repurchase (ASR) agreement with a bank under which the Company will repurchase $500 million of its common stock. The total number of shares repurchased will depend on the Company’s average stock price during the period of the agreement. Under the agreement, the Company paid $500 million to the bank for an initial delivery of approximately 15 million shares and will either receive or deliver additional shares at settlement. The fair market value of approximately 15 million shares on the date received was approximately $375 million and is included in “Treasury stock” in the Company’s Consolidated Balance Sheet at March 31, 2012. The remaining $125 million is included in “Additional paid-in capital” in the Company’s Consolidated Balance Sheet at March 31, 2012. The ASR transaction is expected to be completed by the end of the first quarter of fiscal year 2013.

Including the initial ASR share delivery, the Company repurchased approximately 41 million shares of its common stock for approximately $925 million during fiscal year 2012.

Accumulated Other Comprehensive Loss: The following table summarizes, at each of the balance sheet dates, the components of the Company’s accumulated other comprehensive loss, net of income taxes:

	MARCH 31,
(in millions)	2012	2011	2010
Foreign currency translation losses, net	$ (108)	$ (65)	$ (123)
Unrealized losses on cash flow hedges, net of tax	—	—	(3)
Total accumulated other comprehensive loss	$ (108)	$ (65)	$ (126)

The amount of loss reclassified from “Accumulated other comprehensive loss” into “Interest expense, net” relating to the sale of marketable securities was less than $1 million for fiscal years 2012, 2011 and 2010, respectively.

For the Company’s cash flow hedges, the amount of loss reclassified from “Accumulated other comprehensive loss” into “Interest expense, net” in the Company’s Consolidated Statements of Operations was approximately $4 million and $6 million for fiscal years 2011 and 2010, respectively.

For additional information on the Company’s marketable securities and derivatives, refer to Note 5, “Marketable Securities” and Note 10, “Derivatives,” respectively.

Dividends: In January 2012, the Board of Directors approved a $2.5 billion capital allocation program through fiscal year 2014 that includes an increase in the Company’s annual dividend from $0.20 to $1.00 per share of common stock as and when declared by the Board of Directors.

The Company’s Board of Directors declared the following dividends during fiscal years 2012 and 2011:

Year Ended March 31, 2012:

(in millions, except per share amounts) DECLARATION DATE	DIVIDEND PER SHARE	RECORD DATE	TOTAL AMOUNT	PAYMENT DATE
May 12, 2011	$0.05	May 23, 2011	$25	June 16, 2011
August 3, 2011	$0.05	August 16, 2011	$25	September 14, 2011
November 9, 2011	$0.05	November 22, 2011	$25	December 14, 2011
January 23, 2012	$0.25	February 14, 2012	$117	March 13, 2012

Year Ended March 31, 2011:

(in millions, except per share amounts) DECLARATION DATE	DIVIDEND PER SHARE	RECORD DATE	TOTAL AMOUNT	PAYMENT DATE
May 12, 2010	$0.04	May 31, 2010	$21	June 16, 2010
July 28, 2010	$0.04	August 9, 2010	$20	August 19, 2010
December 2, 2010	$0.04	December 13, 2010	$20	December 22, 2010
February 2, 2011	$0.04	February 14, 2011	$21	March 14, 2011

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

Note 14 — Income from Continuing Operations Per Common Share

The following table presents basic and diluted income from continuing operations per common share information for fiscal years 2012, 2011 and 2010, respectively.

	YEAR ENDED MARCH 31,
(in millions, except per share amounts)	2012	2011	2010
Basic income from continuing operations per common share:
Income from continuing operations	$938	$823	$759
Less: Income from continuing operations allocable to participating securities	(11)	(11)	(8)
Income from continuing operations allocable to common shares	$927	$812	$751
Weighted average common shares outstanding	486	506	515
Basic income from continuing operations allocable per common share	$1.91	$1.60	$1.46
Diluted income from continuing operations per common share:
Income from continuing operations	$938	$823	$759
Add: Interest expense associated with Convertible Senior Notes (1), net of tax	—	—	21
Less: Income from continuing operations allocable to participating securities	(11)	(11)	(8)
Income from continuing operations allocable to common shares	$927	$812	$772
Weighted average shares outstanding and common share equivalents:
Weighted average common shares outstanding	486	506	515
Weighted average shares outstanding upon conversion of Convertible Senior Notes (1)	—	—	16
Weighted average effect of share-based payment awards	1	1	2
Denominator in calculation of diluted income per share	487	507	533
Diluted income from continuing operations per common share	$1.90	$1.60	$1.45

(1)	Interest expense and weighted average shares outstanding adjustments relate to the Company’s 1.625% Convertible Senior Notes that were due December 2009.

For fiscal years 2012, 2011 and 2010, approximately 4 million, 6 million and 6 million restricted stock units and options to purchase common stock, respectively, were excluded from the calculation of diluted earnings per share, as their effect on net income per share was anti-dilutive during the respective periods. Weighted average restricted stock awards of 6 million, 6 million and 5 million for fiscal years 2012, 2011 and 2010, respectively, were considered participating securities in the calculation of net income available to common shareholders.

Note 15 — Stock Plans

Share-based incentive awards are provided to employees under the terms of the Company’s equity incentive compensation plans (the Plans). The Plans are administered by the Compensation Committee. Awards under the Plans may include stock options, restricted stock awards (RSAs), restricted stock units (RSUs), performance share units (PSUs), stock appreciation rights or any combination thereof. The non-employee members of the Company’s Board of Directors receive deferred stock units under a separate director compensation plan. The Company typically settles awards under employee and non-employee director compensation plans with stock held in treasury.

All Plans, with the exception of acquired companies’ stock plans, have been approved by the Company’s shareholders. The Company grants annual performance cash incentive bonuses, long-term performance bonuses, non-statutory stock options, RSAs, RSUs and other equity-based awards under the 2011 Incentive Plan and 2007 Incentive Plan and long-term performance bonuses under the 2007 Incentive Plan and 2002 Incentive Plan, as amended and restated. These plans are collectively referred to as “the Incentive Plans.” Approximately 45 million, 30 million and 45 million shares of common stock can be granted to select employees and consultants under the Company’s 2002, 2007 and 2011 Incentive Plans, respectively. Under the 2007 and 2011 Incentive Plans, no more than 10 million incentive stock options may be granted. The Incentive Plans will continue until the earlier of (i) termination by the Board or (ii) the date on which all of the shares available for issuance under the respective plan have been issued and restrictions on issued shares have lapsed. Generally, options expire 10 years from the date of grant unless forfeited by the employee, the Compensation Committee establishes a shorter expiration period or the options are otherwise terminated. Awards to the non-employee directors are granted under the 2003 Compensation Plan for Non-Employee Directors, as amended.

Share-Based Compensation: The Company recognized share-based compensation in the following line items in the Consolidated Statements of Operations for the periods indicated:

	YEAR ENDED MARCH 31,
(in millions)	2012	2011	2010
Costs of licensing and maintenance	$3	$3	$3
Cost of professional services	4	3	2
Selling and marketing	36	30	34
General and administrative	27	24	41
Product development and enhancements	19	20	22
Share-based compensation expense before tax	89	80	102
Income tax benefit	(29)	(26)	(34)
Net share-based compensation expense	$60	$54	$68

The tax benefit from share-based incentive awards provided to employees that was recorded for book purposes exceeded that which was deductible for tax purposes by $4 million, $24 million and $23 million for fiscal years 2012, 2011 and 2010, respectively. The tax effect of this temporary difference in tax expense was recorded to “Additional paid-in capital” in the Consolidated Balance Sheets and did not affect the Company’s Consolidated Statements of Operations.

The following table summarizes information about unrecognized share-based compensation costs at March 31, 2012:

	UNRECOGNIZED COMPENSATION COSTS (in millions)	WEIGHTED AVERAGE PERIOD EXPECTED TO BE RECOGNIZED (in years)
Restricted stock units	$12	1.9
Restricted stock awards	52	1.8
Performance share units	28	2.3
Stock option awards	4	1.9
Total unrecognized share-based compensation costs	$96	2.0

There were no capitalized share-based compensation costs at March 31, 2012, 2011 or 2010.

Stock Option Awards: Stock options are awards issued to employees that entitle the holder to purchase shares of the Company’s stock at a fixed price. Stock option awards are generally granted at an exercise price equal to the Company’s fair market value on the date of grant and with a contractual term of 10 years, unless the Compensation Committee establishes a shorter expiration period. Stock option awards generally vest one-third per year and become fully vested three years from the grant date.

At March 31, 2012, options outstanding that have vested and are expected to vest are as follows:

	NUMBER OF SHARES (in millions)	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (in years)	AGGREGATE INTRINSIC VALUE (1) (in millions)
Vested	4.7	$24.24	2.2	$17.2
Expected to vest(2)	1.1	20.64	5.7	7.6
Total	5.8	$23.55	2.9	$24.8

(1)	These amounts represent the difference between the exercise price and $27.56, the closing price of the Company’s common stock on March 30, 2012, the last trading day of the Company’s fiscal year as reported on the NASDAQ Stock Market for all in-the-money options.

(2)	Outstanding options expected to vest are net of estimated future forfeitures.

Additional information with respect to stock option plan activity is as follows:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE
	(in millions)
Outstanding at March 31, 2009	14.1	$27.21
Granted	0.1	20.87
Exercised	(0.6)	18.96
Expired or terminated	(2.3)	41.94
Outstanding at March 31, 2010	11.3	$24.65
Granted	1.2	19.34
Exercised	(0.5)	18.81
Expired or terminated	(4.0)	27.05
Outstanding at March 31, 2011	8.0	$23.03
Granted	0.6	21.89
Exercised	(1.8)	20.79
Expired or terminated	(1.0)	23.46
Outstanding at March 31, 2012	5.8	$23.52

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE
	(in millions)
Options exercisable at:
March 31, 2010	11.2	$24.67
March 31, 2011	6.8	$23.66
March 31, 2012	4.7	$24.24

The following table summarizes stock option information at March 31, 2012:

	OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
RANGE OF EXERCISE PRICES	SHARES	AGGREGATE INTRINSIC VALUE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE	WEIGHTED AVERAGE EXERCISE PRICE	SHARES	AGGREGATE INTRINSIC VALUE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE	WEIGHTED AVERAGE EXERCISE PRICE
(shares and aggregate intrinsic value in millions; weighted average remaining contractual life in years)
$ 3.55 — $20.00	1.5	$16.8	3.2	$16.55	1.0	$12.4	2.0	$15.03
$20.01 — $25.00	1.4	7.8	4.2	21.91	0.8	4.1	2.7	21.98
$25.01 — $30.00	2.6	0.7	2.2	27.43	2.6	0.7	2.2	27.43
$30.01 — over	0.3	—	2.3	31.73	0.3	—	2.3	31.73
	5.8	$25.3	2.9	$23.52	4.7	$17.2	2.2	$24.24

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

The weighted average estimated values of employee stock option grants, as well as the weighted average assumptions that were used in calculating such values during fiscal years 2012, 2011 and 2010 were based on estimates at the date of grant as follows:

	YEAR ENDED MARCH 31,
	2012	2011	2010
Weighted average fair value	$5.99	$5.55	$6.81
Dividend yield	0.91%	0.83%	0.77%
Expected volatility factor(1)	33%	34%	33%
Risk-free interest rate(2)	1.7%	1.8%	2.3%
Expected life (in years)(3)	4.5	4.5	6.0

(1)	Expected volatility is measured using historical daily price changes of the Company’s stock over the respective expected term of the options and the implied volatility derived from the market prices of the Company’s traded options.

(2)	The risk-free rate for periods within the contractual term of the stock options is based on the U.S. Treasury yield curve in effect at the time of grant.

(3)	The expected life is the number of years the Company estimates, based primarily on historical experience, that options will be outstanding prior to exercise. For stock options granted in fiscal year 2012, the Company’s computation of expected life was determined based on the simplified method (the average of the vesting period and option term).

The following table summarizes information on shares exercised for the periods indicated:

	YEAR ENDED MARCH 31,
(in millions)	2012	2011		2010
Cash received from options exercised	$37	$10		$11
Intrinsic value of options exercised	9	2		2
Excess tax benefits from options exercised	3	—	(1)	—	(1)

(1)	Less than $1 million.

Restricted Stock and Restricted Stock Unit Awards: Restricted Stock Awards (RSAs) are stock awards issued to employees that are subject to specified restrictions and a risk of forfeiture. RSAs entitle holders to dividends. The restrictions typically lapse over a two- or three-year period. The fair value of the awards is determined and fixed based on the closing market value of the Company’s stock on the grant date.

Restricted Stock Units (RSUs) are stock awards issued to employees that entitle the holder to receive shares of common stock as the awards vest, typically over a two- or three-year period. RSUs do not entitle holders to dividends. The fair value of the awards is determined and fixed based on the market value of the Company’s stock on the grant date reduced by the present value of dividends expected to be paid on the Company’s stock prior to vesting of the RSUs which is calculated using a risk-free interest rate.

The following table summarizes the activity of RSAs under the Plans:

	NUMBER OF SHARES	WEIGHTED AVERAGE GRANT DATE FAIR VALUE
	(in millions)
Outstanding at March 31, 2009	4.6	$24.73
RSA granted	4.3	18.45
RSA released	(3.3)	23.11
RSA forfeitures	(0.3)	22.23
Outstanding at March 31, 2010	5.3	$20.73
RSA granted	4.7	21.41
RSA released	(3.3)	22.00
RSA forfeitures	(0.9)	20.72
Outstanding at March 31, 2011	5.8	$20.56
RSA granted	3.8	24.54
RSA released	(3.0)	21.57
RSA forfeitures	(0.9)	22.33
Outstanding at March 31, 2012	5.7	$22.41

The following table summarizes the activity of RSUs under the Plans:

	NUMBER OF SHARES	WEIGHTED AVERAGE GRANT DATE FAIR VALUE
	(in millions)
Outstanding at March 31, 2009	0.6	$24.99
RSU granted	0.6	17.52
RSU released	(0.2)	23.13
RSU forfeitures	(0.1)	20.95
Outstanding at March 31, 2010	0.9	$20.51
RSU granted	0.6	21.30
RSU released	(0.4)	23.47
RSU forfeitures	(0.1)	19.05
Outstanding at March 31, 2011	1.0	$20.03
RSU granted	0.7	24.06
RSU released	(0.3)	20.70
RSU forfeitures	(0.2)	21.61
Outstanding at March 31, 2012	1.2	$21.91

The total vesting date fair value of RSAs and RSUs released during fiscal years 2012, 2011 and 2010 was approximately $73 million, $82 million and $64 million, respectively.

Performance Awards: The Company rewards certain senior executives with performance awards under its long-term incentive plans. These Performance Share Units (PSUs) include 1-year and 3-year performance periods for senior executives and a 1-year performance period for members of the sales team. These PSUs are granted at the conclusion of the performance period and after approval by the Compensation Committee.

The 1-year PSUs for the fiscal 2011, 2010 and 2009 incentive plan years were granted in the first quarter of fiscal years 2012, 2011 and 2010, respectively. One-third of these awards vest upon granting with the second third and final third vesting on the first and second anniversary of the grant, respectively. The table below summarizes the RSAs and RSUs granted under these PSUs:

		RSAs		RSUs
INCENTIVE PLANS FOR FISCAL YEARS	PERFORMANCE PERIOD	SHARES (in millions)	WEIGHTED AVERAGE GRANT DATE FAIR VALUE	SHARES (in millions)		WEIGHTED AVERAGE GRANT DATE FAIR VALUE
2011	1-year	1.1	$24.68	0.1		$24.48
2010	1-year	2.2	$21.47	—	(1)	$21.38
2009	1-year	0.9	$18.05	—	(1)	$17.96

(1)	Shares granted amounted to less than 0.1 million.

The 3-year PSUs for the fiscal year 2009, 2008 and 2007 incentive plan years were granted in the first quarter of fiscal years 2012, 2011 and 2010, respectively. These awards vest immediately upon grant.

INCENTIVE PLANS FOR FISCAL YEARS	PERFORMANCE PERIOD	UNRESTRICTED SHARES (in millions)	WEIGHTED AVERAGE GRANT DATE FAIR VALUE
2009	3-year	0.2	$24.68
2008	3-year	0.3	$21.47
2007	3-year	0.4	$18.05

Awards were granted under the Fiscal Year 2011, 2010 and 2009 Sales Retention Equity Programs in the first quarter of fiscal years 2012, 2011 and 2010, respectively. These awards cliff vest at the end of a three year period beginning on the first anniversary of the grant date. The table below summarizes the RSAs and RSUs granted under this program:

		RSAs		RSUs
INCENTIVE PLANS FOR FISCAL YEARS	PERFORMANCE PERIOD	SHARES (in millions)	WEIGHTED AVERAGE GRANT DATE FAIR VALUE	SHARES (in millions)	WEIGHTED AVERAGE GRANT DATE FAIR VALUE
2011	1-year	0.3	$24.68	0.1	$24.09
2010	1-year	0.4	$21.47	0.1	$21.36
2009	1-year	0.5	$18.05	0.2	$17.84

Employee Stock Purchase Plan: The Company’s stockholders approved the Company’s 2012 Employee Stock Purchase Plan (ESPP) at the August 3, 2011 Annual Meeting of Stockholders. The ESPP offer period is semi-annual and allows participants to purchase the Company’s common stock at 95% of the closing price of the stock on the last day of the offer period. A total of 30 million shares may be issued under the ESPP. Shares will not be issued until the end of the first offer period, which occurs at the end of the first quarter of fiscal year 2013.

Note 16 – Income Taxes

The amounts of income (loss) from continuing operations before taxes attributable to domestic and foreign operations are as follows:

	YEAR ENDED MARCH 31,
(in millions)	2012	2011	2010
Domestic	$830	$751	$699
Foreign	524	458	453
	$1,354	$1,209	$1,152

Income tax expense (benefit) from continuing operations consists of the following:

	YEAR ENDED MARCH 31,
(in millions)	2012	2011	2010
Current:
Federal	$275	$110	$198
State	37	48	15
Foreign	120	88	112
	432	246	325
Deferred:
Federal	4	65	28
State	(22)	5	13
Foreign	2	70	27
	(16)	140	68
Total:
Federal	279	175	226
State	15	53	28
Foreign	122	158	139
	$416	$386	$393

The tax expense from continuing operations is reconciled to the tax expense computed at the U.S. federal statutory tax rate as follows:

	YEAR ENDED MARCH 31,
(in millions)	2012	2011	2010
Tax expense at U.S. federal statutory tax rate	$474	$423	$403
Effect of international operations	(89)	(129)	(55)
U.S. federal and state tax contingencies	23	61	14
State taxes, net of U.S. federal tax benefit	17	13	7
Valuation allowance	(15)	(2)	5
Other, net	6	20	19
Tax expense	$416	$386	$393

Deferred income taxes reflect the effect of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. The tax effects of the temporary differences from continuing operations are as follows:

	AT MARCH 31,
(in millions)	2012	2011
Deferred tax assets:
Modified accrual basis accounting for revenue	$447	$441
Share-based compensation	48	50
Accrued expenses	30	53
Net operating losses	173	178
Intangible assets amortizable for tax purposes	11	16
Deductible state tax and interest benefits	56	43
Other	53	52
Total deferred tax assets	818	833
Valuation allowances	(68)	(85)
Total deferred tax assets, net of valuation allowances	750	748
Deferred tax liabilities:
Purchased software	133	73
Depreciation	31	17
Other intangible assets	56	70
Capitalized development costs	206	191
Total deferred tax liabilities	426	351
Net deferred tax asset	$324	$397

In management’s judgment, it is more likely than not that the total deferred tax assets, net of valuation allowance, of approximately $750 million will be realized in the foreseeable future. Realization of the net deferred tax assets is dependent on the Company’s generation of sufficient future taxable income in the related tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards, and tax credit carryforwards. The amount of deferred tax assets considered realizable is subject to adjustments in future periods if estimates of future taxable income change.

U.S. federal, state and foreign net operating loss carryforwards (NOLs) totaled approximately $876 million and $891 million at March 31, 2012 and 2011, respectively. The NOLs will expire as follows: $722 million between 2013 and 2032 and $154 million may be carried forward indefinitely.

A valuation allowance has been provided for deferred tax assets that are not expected to be realized. The valuation allowance decreased approximately $17 million and $12 million at March 31, 2012 and 2011, respectively. The decrease in the valuation allowance at March 31, 2012 resulted primarily from the recognition of state NOLs due to a change in forecasted state taxable income. The decrease in the valuation allowance at March 31, 2011 primarily related to the likelihood of utilization of NOLs.

No provision has been made for U.S. federal income taxes on approximately $1,999 million and $1,719 million at March 31, 2012 and 2011, respectively, of unremitted earnings of the Company’s foreign subsidiaries since the Company plans to permanently reinvest all such earnings outside the United States. It is not practicable to determine the amount of tax associated with such unremitted earnings.

At March 31, 2012, the gross liability for income taxes associated with uncertain tax positions, including interest and penalties, is approximately $641 million (of which none is classified as current). In addition, at March 31, 2012, the Company has recorded approximately $56 million of deferred tax assets for future deductions of interest and state income taxes related to these uncertain tax positions. At March 31, 2011, the gross liability for income taxes associated with uncertain tax positions, including interest and penalties, was approximately $620 million (of which approximately $26 million was classified as current). In addition, at March 31, 2011, the Company had recorded approximately $43 million of deferred tax assets for future deductions of interest and state income taxes related to these uncertain tax positions.

A roll-forward of the Company’s uncertain tax positions for all U.S. federal, state and foreign tax jurisdictions is as follows:

	AT MARCH 31,
(in millions)	2012	2011
Balance, beginning of year	$522	$415
Additions for tax positions related to the current year	26	52
Additions for tax positions from prior years	21	127
Reductions for tax positions from prior years	(17)	(33)
Settlement payments	(19)	(32)
Statute of limitations expiration	(6)	(8)
Translation and other	(4)	1
Balance, end of year	$523	$522

The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $410 million and $400 million at March 31, 2012 and 2011, respectively. The gross amount of interest and penalties accrued, reported in “Total liabilities,” was approximately $118 million, $98 million and $82 million for fiscal years 2012, 2011 and 2010, respectively. The amount of interest and penalties recognized was approximately $20 million, $16 million and $12 million for fiscal years 2012, 2011 and 2010, respectively.

A number of years may elapse before a particular uncertain tax position for which the Company has not recorded a financial statement benefit is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction. The Company is subject to tax audits in the following major taxing jurisdictions:

•	United States — federal tax years are open for years 2005 and forward;

•	Germany — tax years are open for years 2007 and forward;

•	Italy — tax years are open for years 2008 and forward;

•	Japan— tax years are open for years 2007 and forward; and

•	United Kingdom — tax years are open for years 2010 and forward.

In April 2011, the U.S. Internal Revenue Service (IRS) completed its examination of the Company’s federal income tax returns for the tax years ended March 31, 2005, 2006 and 2007 and issued a report of its findings in connection with the examination. The Company disagrees with certain proposed adjustments in the report and is vigorously disputing these matters through the IRS appellate process. While the Company believes that it has recorded reserves sufficient to cover exposures related to these issues, such that the ultimate disposition of this matter will not have a material adverse effect on the Company’s consolidated financial position or results of operations, the resolution of this matter involves uncertainties and the ultimate resolution could differ from the amounts recorded. The IRS is also examining the Company’s federal income tax returns for the tax years ended March 31, 2008, 2009 and 2010.

While it is difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes that its financial statements reflect the probable outcome of uncertain tax positions. The Company may adjust these reserves, as well as any related interest or penalties, in light of changing facts and circumstances including the settlement of income tax audits and the expiration of statutes of limitations. To the extent a settlement differs from the amounts previously reserved, that difference would be generally recognized as a component of income tax expense in the period of resolution. The Company does not believe it is reasonably possible that the amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months, as the Company does not believe the appeals process will be concluded within the next 12 months.

Note 17 — Supplemental Statement of Cash Flows Information

Interest payments, net for fiscal years 2012, 2011 and 2010 were approximately $61 million, $72 million and $64 million, respectively. Income taxes paid for these fiscal years were approximately $420 million, $222 million and $329 million, respectively.

Non-cash financing activities for fiscal years 2012, 2011 and 2010 consisted of treasury common shares issued in connection with the following: share-based incentive awards issued under the Company’s equity compensation plans of approximately $55 million (net of approximately $26 million of income taxes withheld), $64 million (net of approximately $27 million of income taxes withheld) and $65 million (net of approximately $24 million of income taxes withheld), respectively; and discretionary stock contributions to the CA, Inc. Savings Harvest Plan of approximately $13 million, $25 million and $24 million, respectively. Non-cash financing activities for fiscal year 2010 included approximately $13 million in treasury common shares issued in connection with the Company’s previous Employee Stock Purchase Plan.

Note 18 — Segment and Geographic Information

In the first quarter of fiscal year 2012, the Company changed the internal reporting used by its Chief Executive Officer for evaluating segment performance and allocating resources. The new reporting disaggregates the Company’s operations into Mainframe Solutions, Enterprise Solutions and Services segments, and represented a change in the Company’s operating segments under ASC 280, “Segment Reporting.” Prior to fiscal year 2012, the Company reported and managed its business as a single operating segment under ASC 280.

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

The Company regularly enters into a single arrangement with a customer that includes mainframe solutions, enterprise solutions and services. The amount of contract revenue assigned to segments is generally based on the manner in which the proposal is made to the customer. The software product revenue is assigned to the Mainframe Solutions and Enterprise Solutions segments based on either: (1) a list price allocation method (which allocates a discount in the total contract price to the individual products in proportion to the list price of the products); (2) allocations included within internal contract approval documents; or (3) the value for individual software products as stated in the customer contract. The price for the implementation, consulting, education and training services is separately stated in the contract and these amounts of contract revenue are assigned to the Services segment. The contract value assigned to each segment is then recognized in a manner consistent with the revenue recognition policies the Company applies to the customer contract for purposes of preparing the Consolidated Financial Statements.

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

For fiscal year 2012, the Company incurred severance costs associated with the Fiscal 2012 Plan, of which $22 million, $19 million and $1 million were assigned to the Mainframe Solutions, Enterprise Solutions and Services segments, respectively. For fiscal year 2010, the Company incurred severance costs associated with the Fiscal 2010 Plan, of which $23 million, $23 million and $2 million were assigned to the Mainframe Solutions, Enterprise Solutions and Services segments, respectively. See Note 4, “Severance and Exit Costs,” for additional information.

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

The carrying amount of goodwill by operating segment at March 31, 2012 was approximately $4,179 million, $1,596 million and $81 million for Mainframe Solutions, Enterprise Solutions and Services, respectively.

The Company’s segment information for fiscal years 2012, 2011 and 2010 is as follows:

Year Ended March 31, 2012

(dollars in millions)	MAINFRAME SOLUTIONS	ENTERPRISE SOLUTIONS	SERVICES	TOTAL
Revenue	$2,612	$1,820	$382	$4,814
Expenses	1,140	1,668	359	3,167
Segment profit	$1,472	$152	$23	$1,647
Segment operating margin	56%	8%	6%	34%
Depreciation and amortization	$99	$134	$—	$233

Reconciliation of segment profit to income from continuing operations before income taxes for fiscal year 2012:

Segment profit	$1,647
Less:
Purchased software amortization	103
Other intangibles amortization	65
Share-based compensation expense	89
Other unallocated operating gains, net(1)	1
Interest expense, net	35
Income from continuing operations before income taxes	$1,354

(1)	Other unallocated operating gains, net consists of restructuring costs associated with the Company’s Fiscal 2007 Plan, foreign exchange derivative (gains) losses, and other miscellaneous costs.

Year Ended March 31, 2011

(dollars in millions)	MAINFRAME SOLUTIONS	ENTERPRISE SOLUTIONS	SERVICES	TOTAL
Revenue	$2,479	$1,623	$327	$4,429
Expenses	1,129	1,501	310	2,940
Segment profit	$1,350	$122	$17	$1,489
Segment operating margin	54%	8%	5%	34%
Depreciation and amortization	$102	$116	$—	$218

Reconciliation of segment profit to income from continuing operations before income taxes for fiscal year 2011:

Segment profit	$1,489
Less:
Purchased software amortization	88
Other intangibles amortization	73
Share-based compensation expense	80
Other unallocated operating gains, net(1)	(6)
Interest expense, net	45
Income from continuing operations before income taxes	$1,209

(1)	Other unallocated operating gains, net consists of restructuring costs associated with the Company’s Fiscal 2007 Plan, foreign exchange derivative (gains) losses, and other miscellaneous costs.

Year Ended March 31, 2010

(dollars in millions)	MAINFRAME SOLUTIONS	ENTERPRISE SOLUTIONS	SERVICES	TOTAL
Revenue	$2,515	$1,424	$288	$4,227
Expenses	1,162	1,350	280	2,792
Segment profit	$1,353	$74	$8	$1,435
Segment operating margin	54%	5%	3%	34%
Depreciation and amortization	$93	$96	$—	$189

Reconciliation of segment profit to income from continuing operations before income taxes for fiscal year 2010:

Segment profit	$1,435
Less:
Purchased software amortization	49
Other intangibles amortization	54
Share-based compensation expense	102
Other unallocated operating gains, net(1)	2
Interest expense, net	76
Income from continuing operations before income taxes	$1,152

(1)	Other unallocated operating gains, net consists of restructuring costs associated with the Company’s Fiscal 2007 Plan, foreign exchange derivative (gains) losses, and other miscellaneous costs.

The Company operates through branches and wholly-owned subsidiaries in 47 foreign countries located in North America (4), Europe (21), Asia/Pacific (14), South America (7), and Africa (1). Revenue is allocated to a geographic area based on the location of the sale, which is generally the customer’s country of domicile. The following table presents information about the Company by geographic area for fiscal years 2012, 2011 and 2010:

(in millions)	UNITED STATES	EUROPE	OTHER	ELIMINATIONS	TOTAL
Year Ended March 31, 2012
Revenue
To unaffiliated customers	$2,812	$1,182	$820	$—	$4,814
Between geographic areas(1)	472	—	—	(472)	—
Total revenue	$3,284	$1,182	$820	$(472)	$4,814
Property and equipment, net	$181	$121	$84	$—	$386
Total assets	$9,078	$1,904	$1,015	$—	$11,997
Total liabilities	$4,911	$1,009	$680	$—	$6,600
Year Ended March 31, 2011
Revenue
To unaffiliated customers	$2,519	$1,139	$771	$—	$4,429
Between geographic areas(1)	453	—	—	(453)	—
Total revenue	$2,972	$1,139	$771	$(453)	$4,429
Property and equipment, net	$211	$132	$94	$—	$437
Total assets	$9,641	$1,789	$981	$—	$12,411
Total liabilities	$4,996	$1,163	$632	$—	$6,791
Year Ended March 31, 2010
Revenue
To unaffiliated customers	$2,337	$1,177	$713	$—	$4,227
Between geographic areas(1)	528	—	—	(528)	—
Total revenue	$2,865	$1,177	$713	$(528)	$4,227
Property and equipment, net	$239	$127	$86	$—	$452
Total assets	$9,159	$1,831	$898	$—	$11,888
Total liabilities	$5,195	$1,092	$614	$—	$6,901

(1)	Represents royalties from foreign subsidiaries determined as a percentage of certain amounts invoiced to customer.

No single customer accounted for 10% or more of total revenue for fiscal year 2012, 2011 or 2010.

Note 19 — Profit Sharing Plan

The Company maintains a defined contribution plan for the benefit of its U.S. employees. The plan is intended to be a tax qualified plan under Section 401(a) of the Internal Revenue Code, and contains a qualified cash or deferred arrangement as described under Section 401(k) of the Internal Revenue Code. Eligible participants may elect to contribute a percentage of their base compensation and the Company may make matching contributions.

The Company recognized costs associated with this plan of $44 million, $28 million and $39 million for fiscal years 2012, 2011 and 2010, respectively. Included in these amounts were discretionary contributions of stock of $29 million, $13 million and $25 million for fiscal years 2012, 2011 and 2010, respectively.

SCHEDULE II

CA, Inc. and Subsidiaries

Valuation and Qualifying Accounts

DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	ADDITIONS/ (DEDUCTIONS) CHARGED/ (CREDITED) TO COSTS AND EXPENSES	DEDUCTIONS(1)	BALANCE AT END OF PERIOD
Allowance for doubtful accounts (in millions)
Year ended March 31, 2012	$22	$(1)	$(5)	$16
Year ended March 31, 2011	$24	$6	$(8)	$22
Year ended March 31, 2010	$25	$6	$(7)	$24

(1)	Write-offs of amounts against allowance provided

