Form 10-Q
period 2012-06-30
CA, INC.
filed 2012-07-27
CIK 356028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

(Check one):

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding
Common Stock	as of July 20, 2012
par value $0.10 per share	469,040,589

CA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

CA, Inc.:

We have reviewed the condensed consolidated balance sheet of CA, Inc. and subsidiaries as of June 30, 2012, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended June 30, 2012 and 2011. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CA, Inc. and subsidiaries as of March 31, 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated May 11, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

New York, New York

July 27, 2012

Item 1.

CA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	June 30, 2012	March 31, 2012
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,541	$2,679
Trade accounts receivable, net	491	902
Deferred income taxes	236	231
Other current assets	151	153

TOTAL CURRENT ASSETS	$3,419	$3,965
Property and equipment, net of accumulated depreciation of $720 and $707, respectively	$363	$386
Goodwill	5,855	5,856
Capitalized software and other intangible assets, net	1,348	1,389
Deferred income taxes	127	151
Other noncurrent assets, net	247	250

TOTAL ASSETS	$11,359	$11,997

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$15	$14
Accounts payable	95	95
Accrued salaries, wages and commissions	206	350
Accrued expenses and other current liabilities	419	444
Deferred revenue (billed or collected)	2,313	2,658
Taxes payable, other than income taxes payable	33	80
Federal, state and foreign income taxes payable	59	96
Deferred income taxes	14	14

TOTAL CURRENT LIABILITIES	$3,154	$3,751
Long-term debt, net of current portion	$1,283	$1,287
Federal, state and foreign income taxes payable	450	430
Deferred income taxes	43	44
Deferred revenue (billed or collected)	882	972
Other noncurrent liabilities	110	116

TOTAL LIABILITIES	$5,922	$6,600

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 10,000,000 shares authorized; No shares issued and outstanding	$—	$—
Common stock, $0.10 par value, 1,100,000,000 shares authorized; 589,695,081 and 589,695,081 shares issued; 463,158,153 and 466,183,134 shares outstanding, respectively	59	59
Additional paid-in capital	3,555	3,491
Retained earnings	4,986	4,865
Accumulated other comprehensive loss	(134)	(108)
Treasury stock, at cost, 126,536,928 and 123,511,947 shares, respectively	(3,029)	(2,910)

TOTAL STOCKHOLDERS’ EQUITY	$5,437	$5,397

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,359	$11,997

See accompanying Notes to the Condensed Consolidated Financial Statements

CA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in millions, except per share amounts)

	For the Three Months Ended June 30,
	2012	2011
REVENUE
Subscription and maintenance revenue	$977	$1,007
Professional services	91	90
Software fees and other	77	66

TOTAL REVENUE	$1,145	$1,163

EXPENSES
Costs of licensing and maintenance	$69	$67
Cost of professional services	86	88
Amortization of capitalized software costs	64	50
Selling and marketing	305	326
General and administrative	110	114
Product development and enhancements	125	118
Depreciation and amortization of other intangible assets	41	47
Other (gains) expenses, net	(36)	11

TOTAL EXPENSES BEFORE INTEREST AND INCOME TAXES	$764	$821

Income from continuing operations before interest and income taxes	$381	$342
Interest expense, net	11	9

Income from continuing operations before income taxes	$370	$333
Income tax expense	130	105

INCOME FROM CONTINUING OPERATIONS	$240	$228
Income from discontinued operations, net of income taxes	—	13

NET INCOME	$240	$241

BASIC INCOME PER SHARE
Income from continuing operations	$0.51	$0.45
Income from discontinued operations	—	0.03

Net income	$0.51	$0.48

Basic weighted average shares used in computation	465	500
DILUTED INCOME PER SHARE
Income from continuing operations	$0.51	$0.45
Income from discontinued operations	—	0.02

Net income	$0.51	$0.47

Diluted weighted average shares used in computation	467	501

See accompanying Notes to the Condensed Consolidated Financial Statements

CA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in millions)

	For the Three Months Ended June 30,
	2012	2011
Net income	$240	$241
OTHER COMPREHENSIVE (LOSS)/INCOME
Foreign currency translation adjustments	$(26)	$17

TOTAL OTHER COMPREHENSIVE INCOME	$(26)	$17

COMPREHENSIVE INCOME	$214	$258

See accompanying Notes to the Condensed Consolidated Financial Statements

CA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in millions)

	For the Three Months Ended June 30,
	2012	2011
OPERATING ACTIVITIES FROM CONTINUING OPERATIONS:
Net income	$240	$241
Income from discontinued operations	—	(13)

Income from continuing operations	$240	$228
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	105	97
Provision for deferred income taxes	25	71
Provision for bad debts	1	—
Share-based compensation expense	23	25
Asset impairments and other non-cash items	1	2
Foreign currency transaction losses	12	2
Changes in other operating assets and liabilities, net of effect of acquisitions:
Decrease in trade accounts receivable	398	274
Decrease in deferred revenue	(394)	(214)
Decrease in taxes payable, net	(93)	(241)
Increase (decrease) in accounts payable, accrued expenses and other	18	(6)
Decrease in accrued salaries, wages and commissions	(141)	(84)
Changes in other operating assets and liabilities	(12)	(11)

NET CASH PROVIDED BY OPERATING ACTIVITIES – CONTINUING OPERATIONS	$183	$143
INVESTING ACTIVITIES FROM CONTINUING OPERATIONS:
Acquisitions of businesses, net of cash acquired, and purchased software	$(5)	$(29)
Purchases of property and equipment	(22)	(19)
Capitalized software development costs	(36)	(50)
Purchases of marketable securities	—	(37)
Proceeds from the sale of marketable securities	—	18
Maturities of marketable securities	—	11
Other investing activities	2	(1)

NET CASH USED IN INVESTING ACTIVITIES – CONTINUING OPERATIONS	$(61)	$(107)
FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:
Dividends paid	$(119)	$(25)
Purchases of common stock	(86)	(153)
Debt borrowings	253	154
Debt repayments	(248)	(338)
Exercise of common stock options and other	17	9

NET CASH USED IN FINANCING ACTIVITIES – CONTINUING OPERATIONS	$(183)	$(353)
Effect of exchange rate changes on cash	$(77)	$37

NET CHANGE IN CASH AND CASH EQUIVALENTS – CONTINUING OPERATIONS	$(138)	$(280)
CASH USED IN OPERATING ACTIVITIES – DISCONTINUED OPERATIONS	$—	$(12)
CASH PROVIDED BY INVESTING ACTIVITIES – DISCONTINUED OPERATIONS	—	4

NET EFFECT OF DISCONTINUED OPERATIONS ON CASH AND CASH EQUIVALENTS	$—	$(8)

DECREASE IN CASH AND CASH EQUIVALENTS	$(138)	$(288)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$2,679	$3,049

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,541	$2,761

See accompanying Notes to the Condensed Consolidated Financial Statements

CA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited Condensed Consolidated Financial Statements of CA, Inc. (Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP), as defined in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 270, for interim financial information and with the instructions to Rule 10-01 of Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012 (2012 Form 10-K).

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

Operating results for the three months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013.

Divestitures: In June 2011, the Company sold its Internet Security business. The results of operations for this business and the related gain on disposal have been presented as discontinued operations in the accompanying Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2011. See Note B, “Divestitures,” for additional information.

Cash and Cash Equivalents: The Company’s cash and cash equivalents are held in numerous locations throughout the world, with approximately 64% being held by the Company’s foreign subsidiaries outside the United States at June 30, 2012.

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

See Note H, “Fair Value Measurements,” for additional information.

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

Statements of Cash Flows: For the three months ended June 30, 2012 and 2011, interest payments, net were approximately $26 million and $25 million, respectively, and income taxes paid were approximately $125 million and $198 million, respectively. For the three months ended June 30, 2012 and 2011, the excess tax benefits from options exercised included in financing activities from continuing operations were approximately $5 million and $3 million, respectively.

Non-cash financing activities for the three months ended June 30, 2012 and 2011 consisted of treasury shares issued in connection with the following: share-based incentive awards granted under the Company’s equity compensation plans of approximately $57 million (net of approximately $30 million of taxes withheld) and $51 million (net of approximately $25 million of taxes withheld), respectively; and discretionary stock contributions to the CA, Inc. Savings Harvest Plan of approximately $29 million and $13 million, respectively.

CA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company uses a notional pooling arrangement with an international bank to help manage global liquidity requirements. Under this pooling arrangement, the Company and its participating subsidiaries may maintain either cash deposit or borrowing positions through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Because the bank maintains a security interest in the cash deposits, and has the right to offset the cash deposits against the borrowings, the bank provides the Company and its participating subsidiaries favorable interest terms on both. The activity under this cash pooling arrangement for the three months ended June 30, 2012 was as follows:

(in millions)
Total borrowing position outstanding at March 31, 2012(1)	$139
Borrowings	253
Repayments	(247)
Foreign currency exchange effect	(5)

Total borrowing position outstanding at June 30, 2012(1)	$140

(1)	Included in “Accrued expenses and other current liabilities” in the Company’s Condensed Consolidated Balance Sheets.

For the three months ended June 30, 2011, borrowings and repayments related to the notional pooling arrangement were approximately $154 million and $86 million, respectively, and are presented within the financing activities section of the Condensed Consolidated Statements of Cash Flows.

Other Matters: As part of the Company’s efforts to more fully utilize its intellectual property assets, in the first quarter of fiscal 2013, the Company closed a transaction that assigned the rights to certain of these assets to a large technology company for $35 million. The entire contract amount is included in the “Other (gains) expenses, net” line of the Company’s Condensed Consolidated Statement of Operations for the three months ended June 30, 2012. The Company will continue to have the ability to use these intellectual property assets in current and future product offerings.

New Accounting Pronouncements Recently Adopted: In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (ASU 2011-05), requiring an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. The Company has adopted ASU 2011-05 for the three months ended June 30, 2012 by including the required disclosures in two separate but consecutive statements.

CA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – DIVESTITURES

In June 2011, the Company sold its Internet Security business for approximately $14 million and recognized a gain on disposal of approximately $23 million, including tax expense of approximately $18 million.

The income from discontinued components for the sale of the Company’s Internet Security business, which occurred during the first quarter of fiscal 2012, consisted of the following:

Three Months Ended June 30, 2011
(in millions)
Subscription and maintenance revenue	$15

Total revenue	$15

Loss from operations of discontinued components, net of tax benefit of $6 million	$(10)
Gain on disposal of discontinued components, net of taxes	23

Income from discontinued operations, net of taxes	$13

CA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – SEVERANCE AND EXIT COSTS

Fiscal year 2012 workforce reduction: The fiscal year 2012 workforce reduction plan (Fiscal 2012 Plan) was announced in July 2011 and consisted of a workforce reduction of approximately 400 positions. This action is part of the Company’s efforts to reallocate resources and divest non-strategic parts of the business. The total amount incurred for severance under the Fiscal 2012 Plan was $39 million. Actions under the Fiscal 2012 Plan were substantially completed by the end of fiscal year 2012.

Fiscal year 2010 restructuring plan: The fiscal year 2010 restructuring plan (Fiscal 2010 Plan) was announced in March 2010 and consisted of a workforce reduction of approximately 1,000 positions and global facilities consolidations. These actions were intended to better align the Company’s cost structure with the skills and resources required to more effectively pursue opportunities in the marketplace and execute the Company’s long-term growth strategy. The total amounts incurred for severance and facilities abandonment under the Fiscal 2010 Plan were $43 million and $2 million, respectively. Actions under the Fiscal 2010 Plan were substantially completed by the end of fiscal year 2011.

Fiscal year 2007 restructuring plan: In August 2006, the Company announced the fiscal year 2007 restructuring plan (Fiscal 2007 Plan) to significantly improve the Company’s expense structure and increase its competitiveness. The Fiscal 2007 Plan consisted of a workforce reduction of approximately 3,100 employees, global facilities consolidations and other cost reductions. The total amounts incurred for severance and facilities abandonment under the Fiscal 2007 Plan were $220 million and $121 million, respectively. Actions under the Fiscal 2007 Plan were substantially completed by the end of fiscal year 2010.

Accrued severance and exit costs and changes in the accruals during the three months ended June 30, 2012 and 2011 associated with the Fiscal 2012, Fiscal 2010 and Fiscal 2007 Plans were as follows:

(in millions)	Accrued Balance at March 31, 2012	Expense	Change in Estimate	Payments	Accretion and Other	Accrued Balance at June 30, 2012
Severance	$13	$—	$(3)	$(5)	$—	$5
Facilities Abandonment	40	—	—	(3)	(1)	36

Total Accrued Liabilities	$53					$41

(in millions)	Accrued Balance at March 31, 2011	Expense	Change in Estimate	Payments	Accretion and Other	Accrued Balance at June 30, 2011
Severance	$8	$—	$(1)	$(2)	$—	$5
Facilities Abandonment	47	—	1	(4)	1	45

Total Accrued Liabilities	$55					$50

The severance liability is included in “Accrued salaries, wages and commissions” in the Condensed Consolidated Balance Sheets. The facilities abandonment liability is included in “Accrued expenses and other current liabilities” and “Other noncurrent liabilities” in the Condensed Consolidated Balance Sheets.

Accretion and other includes accretion of the Company’s lease obligations related to facilities abandonment as well as changes in the assumptions related to future sublease income. These costs are included in “General and administrative” expense in the Condensed Consolidated Statements of Operations.

CA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable, net represents amounts due from the Company’s customers and is presented net of allowances. These balances include revenue recognized in advance of customer billings but do not include unbilled contractual commitments executed under license agreements. The components of “Trade accounts receivable, net” were as follows:

	June 30, 2012	March 31, 2012
	(in millions)
Accounts receivable – billed	$450	$812
Accounts receivable – unbilled	44	80
Other receivables	14	26
Less: Allowances	(17)	(16)

Trade accounts receivable, net	$491	$902

NOTE E – GOODWILL, CAPITALIZED SOFTWARE AND OTHER INTANGIBLE ASSETS

The gross carrying amounts and accumulated amortization for capitalized software and other intangible assets at June 30, 2012 were as follows:

	At June 30, 2012
	Gross Amortizable Assets	Less: Fully Amortized Assets	Remaining Amortizable Assets	Accumulated Amortization on Remaining Amortizable Assets	Net Assets
	(in millions)
Purchased software products	$5,628	$4,737	$891	$250	$641
Internally developed software products	1,402	596	806	273	533
Other intangible assets	812	429	383	209	174

Total capitalized software costs and other intangible assets	$7,842	$5,762	$2,080	$732	$1,348

The gross carrying amounts and accumulated amortization for capitalized software and other intangible assets at March 31, 2012 were as follows:

	At March 31, 2012
	Gross Amortizable Assets	Less: Fully Amortized Assets	Remaining Amortizable Assets	Accumulated Amortization on Remaining Amortizable Assets	Net Assets
	(in millions)
Purchased software products	$5,628	$4,733	$895	$228	$667
Internally developed software products	1,366	574	792	258	534
Other intangible assets	814	412	402	214	188

Total capitalized software costs and other intangible assets	$7,808	$5,719	$2,089	$700	$1,389

CA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Based on the capitalized software and other intangible assets recorded through June 30, 2012, the projected annual amortization expense for fiscal year 2013 and the next four fiscal years is expected to be as follows:

	Year Ended March 31,
	2013	2014	2015	2016	2017
	(in millions)
Capitalized software:
Purchased	$107	$98	$88	$86	$84
Internally developed	155	145	119	88	55
Other intangible assets	54	48	40	26	9

Total	$316	$291	$247	$200	$148

Goodwill activity for the three months ended June 30, 2012 was as follows:

(in millions)
Balance at March 31, 2012	$5,856
Foreign currency translation adjustment	(1)

Balance at June 30, 2012	$5,855

NOTE F – DEFERRED REVENUE

The current and noncurrent components of “Deferred revenue (billed or collected)” at June 30, 2012 and March 31, 2012 were as follows:

	June 30,	March 31,
	2012	2012
	(in millions)
Current:
Subscription and maintenance	$2,146	$2,479
Professional services	151	162
Financing obligations and other	16	17

Total deferred revenue (billed or collected) – current	$2,313	$2,658

Noncurrent:
Subscription and maintenance	$844	$935
Professional services	36	35
Financing obligations and other	2	2

Total deferred revenue (billed or collected) – noncurrent	$882	$972

Total deferred revenue (billed or collected)	$3,195	$3,630

NOTE G – DERIVATIVES

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

CA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2012, the fair value of these derivatives was an asset of approximately $25 million, of which approximately $11 million is included in “Other current assets” and approximately $14 million is included in “Other noncurrent assets, net” in the Company’s Condensed Consolidated Balance Sheet.

At March 31, 2012, the fair value of these derivatives was an asset of approximately $27 million, of which approximately $11 million is included in “Other current assets” and approximately $16 million is included in “Other noncurrent assets, net” in the Company’s Condensed Consolidated Balance Sheet.

Foreign Currency Contracts: The Company enters into foreign currency option and forward contracts to manage foreign currency risks. The Company has not designated its foreign exchange derivatives as hedges. Accordingly, changes in fair value from these contracts are recorded as “Other (gains) expenses, net” in the Company’s Condensed Consolidated Statements of Operations. At June 30, 2012, foreign currency contracts outstanding consisted of purchase and sales contracts with a total notional value of approximately $857 million, which includes hedges on U.S. dollar investments held by a non-U.S. subsidiary outside of that subsidiary’s functional currency, and durations of less than nine months. The net fair value of these contracts at June 30, 2012 was a net liability of approximately $3 million, of which approximately $14 million is included in “Other current assets” and approximately $17 million is included in “Accrued expenses and other current liabilities” in the Company’s Condensed Consolidated Balance Sheet.

At March 31, 2012, foreign currency contracts outstanding consisted of purchase and sales contracts with a total notional value of approximately $893 million and durations of less than six months. The net fair value of these contracts at March 31, 2012 was a net liability of approximately $2 million, of which approximately $2 million is included in “Other current assets” and approximately $4 million is included in “Accrued expenses and other current liabilities” in the Company’s Condensed Consolidated Balance Sheet.

A summary of the effect of the interest rate and foreign exchange derivatives on the Company’s Condensed Consolidated Statements of Operations is as follows:

Location of Amounts Recognized	Amount of Net (Gain)/Loss Recognized in the Condensed Consolidated Statements of Operations (in millions)
	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
Interest expense, net – interest rate swaps designated as fair value hedges	$(3)	$(3)
Other (gains) expenses, net – foreign currency contracts	$8	$7

The Company is subject to collateral security arrangements with most of its major counterparties. These arrangements require the Company or the counterparty to post collateral when the derivative fair values exceed contractually established thresholds. The aggregate fair values of all derivative instruments under these collateralized arrangements were in a net asset position at June 30, 2012 and March 31, 2012. The Company posted no collateral at June 30, 2012 or March 31, 2012. Under these agreements, if the Company’s credit ratings had been downgraded one rating level, the Company would still not have been required to post collateral.

CA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE H – FAIR VALUE MEASUREMENTS

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2012 and March 31, 2012:

	At June 30, 2012				At March 31, 2012
	Fair Value Measurement Using Input Types		Estimated Fair Value		Fair Value Measurement Using Input Types		Estimated Fair Value
(in millions)	Level 1	Level 2	Total		Level 1	Level 2	Total
Assets:
Money market funds	$1,418	$—	$1,418	(1)	$1,374	$—	$1,374	((2)
Foreign exchange derivatives(3)	—	14	14		—	2	2
Interest rate derivatives(3)	—	25	25		—	27	27

Total Assets	$1,418	$39	$1,457		$1,374	$29	$1,403

Liabilities:
Foreign exchange derivatives(3)	$—	$17	$17		$—	$4	$4

Total Liabilities	$—	$17	$17		$—	$4	$4

(1)

At June 30, 2012, the Company had approximately $1,368 million and $50 million of investments in money market funds classified as “Cash and cash equivalents” and “Other noncurrent assets, net” for restricted cash amounts, respectively, in its Condensed Consolidated Balance Sheet.

(2)

At March 31, 2012, the Company had approximately $1,324 million and $50 million of investments in money market funds classified as “Cash and cash equivalents” and “Other noncurrent assets, net” for restricted cash amounts, respectively, in its Condensed Consolidated Balance Sheet.

(3)	See Note G, “Derivatives” for additional information.

At June 30, 2012 and March 31, 2012, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis at June 30, 2012 and March 31, 2012:

	At June 30, 2012		At March 31, 2012
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Liabilities:
Total debt(1)	$1,298	$1,422	$1,301	$1,408
Facilities abandonment reserve(2)	$37	$43	$42	$48

(1)

Estimated fair value of total debt is based on quoted prices for similar liabilities for which significant inputs are observable except for certain long-term lease obligations, for which fair value approximates carrying value (Level 2).

(2)

Estimated fair value for the facilities abandonment reserve is determined using the Company’s incremental borrowing rate at June 30, 2012 and March 31, 2012. At June 30, 2012 and March 31, 2012, the facilities abandonment reserve included approximately $15 million and $16 million, respectively, in “Accrued expenses and other current liabilities” and approximately $22 million and $26 million, respectively, in “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets (Level 3).

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

NOTE I – COMMITMENTS AND CONTINGENCIES

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

In the opinion of the Company’s management based upon information currently available to the Company, while the outcome of these lawsuits and claims is uncertain, the likely results of these lawsuits and claims against the Company, either individually or in the aggregate, are not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows, although the effect could be material to the Company’s results of operations or cash flows for any interim reporting period. For some of these matters, the Company is unable to estimate a range of reasonably possible loss due to the stage of the matter and/or other particular circumstances of the matter. For others, a range of reasonably possible loss can be estimated. For those matters for which such a range can be estimated, the Company estimates that, in the aggregate, the range of reasonably possible loss is from zero to $30 million. This is in addition to amounts, if any, that have been accrued for those matters.

The Company is obligated to indemnify its officers and directors under certain circumstances to the fullest extent permitted by Delaware law. As a part of that obligation, the Company has advanced and will continue to advance certain attorneys’ fees and expenses incurred by current and former officers and directors in various lawsuits and investigations.

NOTE J – STOCKHOLDERS’ EQUITY

Stock Repurchases: In January 2012, the Company entered into an Accelerated Share Repurchase (ASR) agreement with a bank to repurchase $500 million of its common stock. Under the agreement, the Company paid $500 million to the bank for an initial delivery of approximately 15 million shares in the fourth quarter of fiscal year 2012. The fair market value of the initially delivered shares on the date of purchase was approximately $375 million and was included in “Treasury stock” in the Company’s Condensed Consolidated Balance Sheet at March 31, 2012. The remaining $125 million was included in “Additional paid-in capital” in the Company’s Condensed Consolidated Balance Sheet at March 31, 2012.

The ASR transaction was completed in the first quarter of fiscal year 2013, with the Company receiving approximately 3.7 million additional shares, at which time the initial amount recorded as additional paid-in capital was reclassified to treasury stock. The final number of shares delivered upon settlement of the agreement was determined based on the average price of the Company’s common stock over the term of the ASR agreement.

In addition to the settlement of the ASR agreement, the Company repurchased approximately 3.8 million shares of its common stock for approximately $96 million during the first quarter of fiscal year 2013. At June 30, 2012, the Company remained authorized to purchase approximately $904 million of its common stock under its current stock repurchase program.

Accumulated Other Comprehensive Loss: Accumulated other comprehensive loss at June 30, 2012 and March 31, 2012 was approximately $134 million and $108 million, respectively, due to foreign currency translation losses.

CA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash Dividends: The Company’s Board of Directors declared the following dividends during the three months ended June 30, 2012 and 2011:

Three Months Ended June 30, 2012:

(in millions, except per share amounts)

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
May 8, 2012	$0.25	May 22, 2012	$119	June 12, 2012

Three Months Ended June 30, 2011:

(in millions, except per share amounts)

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
May 12, 2011	$0.05	May 23, 2011	$25	June 16, 2011

NOTE K – INCOME FROM CONTINUING OPERATIONS PER COMMON SHARE

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

The following table presents basic and diluted income from continuing operations per common share information for the three months ended June 30, 2012 and 2011.

	Three Months Ended June 30,
	2012	2011
Basic income from continuing operations per common share:
Income from continuing operations	$240	$228
Less: Income from continuing operations allocable to participating securities	(3)	(3)

Income from continuing operations allocable to common shares	$237	$225

Weighted-average common shares outstanding	465	500
Basic income from continuing operations per common share	$0.51	$0.45
Diluted income from continuing operations per common share:
Income from continuing operations	$240	$228
Less: Income from continuing operations allocable to participating securities	(3)	(3)

Income from continuing operations allocable to common shares	$237	$225

Weighted average shares outstanding and common share equivalents:
Weighted average common shares outstanding	465	500
Weighted average effect of share-based payment awards	2	1

Denominator in calculation of diluted income per share	467	501

Diluted income from continuing operations per common share	$0.51	$0.45

For the three months ended June 30, 2012 and 2011, respectively, approximately 3 million and 5 million shares of Company common stock underlying restricted stock awards and options to purchase common stock were excluded from the calculation because their effect on income per share was anti-dilutive during the respective periods. Weighted average restricted stock awards of approximately 6 million and 7 million for the three months ended June 30, 2012 and 2011, respectively, were considered participating securities in the calculation of net income allocable to common stockholders.

CA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE L – ACCOUNTING FOR SHARE-BASED COMPENSATION

The Company recognized share-based compensation in the following line items in the Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended June 30,
	2012	2011
Costs of licensing and maintenance	$—	$1
Cost of professional services	1	1
Selling and marketing	10	10
General and administrative	8	8
Product development and enhancements	4	5

Share-based compensation expense before tax	23	25
Income tax benefit	(8)	(8)

Net share-based compensation expense	$15	$17

The following table summarizes information about unrecognized share-based compensation costs at June 30, 2012:

	Unrecognized Compensation Costs	Weighted Average Period Expected to be Recognized
	(in millions)	(in years)
Stock option awards	$8	2.5
Restricted stock units	22	2.3
Restricted stock awards	94	2.3
Performance share units	42	3.0

Total unrecognized share-based compensation costs	$166	2.5

There were no capitalized share-based compensation costs for the three months ended June 30, 2012 or 2011.

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

CA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended June 30, 2012 and 2011, the Company issued options for approximately 0.7 million shares and 0.6 million shares, respectively. The weighted average fair values and assumptions used for the options granted were as follows:

	Three Months Ended June 30,
	2012	2011
Weighted average fair value	$9.09	$6.00
Dividend yield	3.96%	0.91%
Expected volatility factor(1)	59%	33%
Risk-free interest rate(2)	0.8%	1.7%
Expected life (in years)(3)	4.5	4.5

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

The 1-year PSU awards for the fiscal year 2012 and 2011 incentive plan years under the Company’s long-term incentive plans were granted in the first quarter of fiscal years 2013 and 2012, respectively. The table below summarizes the RSAs and RSUs granted under these PSUs:

		RSAs		RSUs
Incentive Plans for Fiscal Years	Performance Period	Shares (in millions)	Weighted Average Grant Date Fair Value	Shares (in millions)	Weighted Average Grant Date Fair Value
2012	1-year	1.2	$ 26.39	0.2	$ 25.40
2011	1-year	1.1	$ 24.68	0.1	$ 24.48

The 3-year PSUs for the fiscal year 2010 and 2009 incentive plan years under the Company’s long-term incentive plans were granted in the first quarter of fiscal years 2013 and 2012, respectively. Unrestricted shares of common stock were issued in settlement immediately upon grant as follows:

Incentive Plans for Fiscal Years	Performance Period	Unrestricted Shares (in millions)	Weighted Average Grant Date Fair Value
2010	3-year	0.2	$ 26.39
2009	3-year	0.2	$ 24.68

Share-based awards were granted under the Company’s fiscal year 2012 and 2011 Sales Retention Equity Programs in the first quarter of fiscal years 2013 and 2012, respectively. These awards vest at the end of a three-year period beginning on the first anniversary of the grant date. The table below summarizes the RSAs and RSUs granted under these programs:

		RSAs		RSUs
Incentive Plans for Fiscal Years	Performance Period	Shares (in millions)	Weighted Average Grant Date Fair Value	Shares (in millions)	Weighted Average Grant Date Fair Value
2012	1-year	0.2	$ 26.39	0.1	$ 23.41
2011	1-year	0.3	$ 24.68	0.1	$ 24.09

CA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes all of the RSUs and RSAs, including grants made pursuant to the long-term incentive plans discussed above, granted during the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
	2012	2011
	(shares in millions)
RSUs
Shares	0.7	0.6
Weighted Avg. Grant Date Fair Value(1)	$24.30	$24.27
RSAs
Shares	3.5	3.5
Weighted Avg. Grant Date Fair Value(2)	$26.23	$24.66

(1)

The fair value is based on the quoted market value of the Company’s common stock on the grant date reduced by the present value of dividends expected to be paid on the Company’s common stock prior to vesting of the RSUs, which is calculated using a risk-free interest rate.

(2)	The fair value is based on the quoted market value of the Company’s common stock on the grant date.

Employee Stock Purchase Plan: The Company maintains the 2012 Employee Stock Purchase Plan (ESPP) for all eligible employees. The ESPP offer period is semi-annual and allows participants to purchase the Company’s common stock at 95% of the closing price of the stock on the last day of the offer period. The ESPP is non-compensatory. For the six-month offer period ending June 30, 2012, the Company issued approximately 0.1 million shares under the ESPP at an average price of $25.74 per share. As of June 30, 2012, approximately 29.9 million shares are available for future issuances under the ESPP.

NOTE M – INCOME TAXES

Income tax expense for the three months ended June 30, 2012 was $130 million compared with income tax expense of $105 million for the three months ended June 30, 2011.

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

While it is difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes that its financial statements reflect the probable outcome of uncertain tax positions. The Company may adjust these uncertain tax positions, as well as any related interest or penalties, in light of changing facts and circumstances, including the settlement of income tax audits and the expirations of statutes of limitation. To the extent a settlement differs from the amounts previously reserved, that difference generally would be recognized as a component of income tax expense in the period of resolution. Although the timing of the resolution of income tax examinations is highly uncertain, it is reasonably possible that settlements, payments and new information in the next 12 months related to certain federal, foreign and state tax issues may result in changes to the Company’s uncertain tax positions, including issues involving taxation of international operations, certain state tax issues and other matters. The Company believes that such reasonably possible changes within the next 12 months may reduce the balance of unrecognized tax benefits, net of the effects of refunds and other affirmative claims, by an amount up to $200 million.

CA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s effective income tax rate, excluding the impact of discrete items, for the three months ended June 30, 2012 and 2011 was 32.4% and 32.3%, respectively. Legislative changes in tax laws, the outcome of tax audits and any other changes in potential tax liabilities may result in additional tax expense or benefit in fiscal year 2013, which are not considered in the Company’s estimated annual effective tax rate. While the Company does not currently view any such items as individually material to the results of the Company’s consolidated financial position or results of operations, the impact of certain items may yield additional tax expense or benefit in the remaining quarters of fiscal year 2013 and the Company is anticipating a fiscal year 2013 effective tax rate of approximately 30% to 31%.

NOTE N – SEGMENT INFORMATION

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

The Company’s segment information for the three months ended June 30, 2012 and 2011 is as follows:

Three Months Ended June 30, 2012 (in millions)	Mainframe Solutions	Enterprise Solutions	Services	Total
Revenue	$628	$426	$91	$1,145
Expenses	260	359	87	706

Segment profit	$368	$67	$4	$439

Segment operating margin	59%	16%	4%	38%
Depreciation and amortization	$26	$38	$—	$64

Reconciliation of segment profit to income from continuing operations before income taxes for the three months ended June 30, 2012:

Segment profit	$439
Less:
Purchased software amortization	27
Other intangibles amortization	14
Share-based compensation expense	23
Other (gains) expenses, net(1)	(6)
Interest expense, net	11

Income from continuing operations before income taxes	$370

(1)	Other (gains) expenses, net consists of other unallocated costs including foreign exchange derivative (gains) losses, and other miscellaneous costs.

CA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended June 30, 2011 (in millions)	Mainframe Solutions	Enterprise Solutions	Services	Total
Revenue	$646	$427	$90	$1,163
Expenses	276	382	88	746

Segment profit	$370	$45	$2	$417

Segment operating margin	57%	11%	2%	36%
Depreciation and amortization	$24	$31	$—	$55

Reconciliation of segment profit to income from continuing operations before income taxes for the three months ended June 30, 2011:

Segment profit	$417
Less:
Purchased software amortization	23
Other intangibles amortization	19
Share-based compensation expense	25
Other (gains) expenses, net (1)	8
Interest expense, net	9

Income from continuing operations before income taxes	$333

(1)	Other (gains) expenses, net consists of other unallocated costs including foreign exchange derivative (gains) losses, and other miscellaneous costs.

The table below summarizes the Company’s revenue from the United States and from international (i.e., non-U.S.) locations:

(in millions)	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
United States	$683	$672
Europe	273	299
Other	189	192

Total revenue	$1,145	$1,163

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statement

This Quarterly Report on Form 10-Q (Form 10-Q) contains certain forward-looking information relating to CA, Inc. (which we refer to as the “Company,” “Registrant,” “CA Technologies,” “CA,” “we,” “our” or “us”), that is based on the beliefs of, and assumptions made by, our management as well as information currently available to management. When used in this Form 10-Q, the words “believes,” “plans,” “anticipates,” “expects,” “estimates,” “targets” and similar expressions are intended to identify forward-looking information. Forward-looking information includes, for example, the statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), but also appears in other parts of this Form 10-Q. This forward-looking information reflects our current views with respect to future events and is subject to certain risks, uncertainties, and assumptions.

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

A number of important factors could cause actual results or events to differ materially from those indicated by forward-looking statements, including: the ability to achieve success in the Company’s strategy by, among other things, effectively rebalancing the Company’s sales force to increase penetration in growth markets and with large enterprises that have not historically been significant customers, enabling the sales force to sell new products, improving the Company’s brand in the marketplace and ensuring the Company’s set of cloud computing, Software-as-a-Service and other new offerings address the needs of a rapidly changing market, while not adversely affecting the demand for the Company’s traditional products or its profitability; global economic factors or political events beyond the Company’s control; general economic conditions and credit constraints, or unfavorable economic conditions in a particular region, industry or business sector; the failure to adapt to technological changes and introduce new software products and services in a timely manner; competition in product and service offerings and pricing; the failure to expand partner programs; the ability to retain and attract adequate qualified personnel; the ability to integrate acquired companies and products into existing businesses; the ability to adequately manage and evolve financial reporting and managerial systems and processes; the ability of the Company’s products to remain compatible with ever-changing operating environments; breaches of the Company’s software products and the Company’s and customers’ data centers and IT environments; discovery of errors in the Company’s software and potential product liability claims; the failure to protect the Company’s intellectual property rights and source code; risks associated with sales to government customers; access to software licensed from third parties; risks associated with the use of software from open source code sources; access to third-party code and specifications for the development of code; third-party claims of intellectual property infringement or royalty payments; fluctuations in the number, terms and duration of the Company’s license agreements as well as the timing of orders from customers and channel partners; the failure to renew large license transactions on a satisfactory basis; changes in market conditions or the Company’s credit ratings; fluctuations in foreign currencies; the failure to effectively execute the Company’s workforce reductions; successful outsourcing of various functions to third parties; events or circumstances that would require us to record a goodwill impairment charge; potential tax liabilities; acquisition opportunities that may or may not arise; and other factors described more fully in this Form 10-Q and the Company’s other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties occur, or should our assumptions prove incorrect, actual results may vary materially from those described in this Form 10-Q as believed, planned, anticipated, expected, estimated, targeted or similarly expressed in a forward-looking manner. We do not intend to update these forward-looking statements, except as otherwise required by law. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. This MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements. References in this Form 10-Q to fiscal 2013 and fiscal 2012 are to our fiscal years ending on March 31, 2013 and 2012, respectively.

OVERVIEW

We are the leading independent enterprise information technology (IT) management software and solutions company with expertise across a wide range of IT environments. We develop and deliver software and services that help organizations accelerate, transform and secure their IT infrastructures to deliver flexible IT services. This allows customers to respond faster to business demands for new services, manage the quality of services, increase efficiency and reduce risk. Our products and solutions are designed to operate in a wide range of IT environments – from mainframe and physical to virtual and cloud.

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

As business demands increase and new technologies evolve, demands on IT continue to increase. Organizations expect more from technology and many want to use IT to gain a competitive edge. This means companies are using IT to deliver products to market faster, reach new customers and respond to changes in the competitive environment. To achieve their desired business outcomes and gain business advantages, many organizations are improving the efficiency, mobility and availability of their IT resources and applications by adopting next-generation technologies like virtualization and cloud computing and consuming IT as Software-as-a-Service (SaaS). They are also extending their legacy physical environments to virtual and cloud environments. Virtualization lets users run multiple virtual machines on each physical machine. Cloud computing is a shared pool of computing resources that can be accessed, configured and used as needed. With SaaS, customers can obtain software on a subscription, “pay-as-you-go” model.

While these technologies can reduce operating costs tied to physical infrastructure, this evolution in computing is a transformative opportunity that is also making IT environments more complex. Data centers are evolving to include mainframes, physical servers, virtualized servers and private, public and hybrid (a combination of public and private) cloud environments.

We believe it is vital for companies to effectively accelerate, transform and secure all of their various computing environments, while being able to deliver new services quickly based on their business needs. Our core strengths in IT management and security, combined with our investments in innovative technologies, position us to serve a range of customers which we divided into three customer segments in the fourth quarter of fiscal 2012: (1) approximately 1,000 core large existing enterprise customers with annual revenue in excess of $2 billion (Large Existing Enterprises), which currently account for approximately 80% of our revenue; (2) enterprises with revenue in excess of $2 billion that have not historically been significant customers of ours (Large New Enterprises), a customer segment that we believe includes 4,500 potential new customers but where we intend to initially focus on approximately 1,000 of these customers selected based on our current geographical and vertical strengths; and (3) approximately 7,000 enterprises with revenue between $300 million and $2 billion and in fast growing geographies like Latin America and Asia (Growth Markets). During the first quarter of fiscal 2013, we made organizational changes to allow us to focus better on our customer segmentation. Key aspects of these changes include: consolidating all disciplines associated with our Growth Market initiatives into one general manager, consolidating our business operations into our finance team, enhancing the processes for evaluating sales opportunities by region and customer segment and increasing executive oversight over key transactions. In addition, we expect to introduce new products and solutions in the second quarter and throughout the second half of fiscal 2013 that we believe should create selling opportunities across all customer segments. All these efforts are designed to accelerate new product sales outside of our contract renewal cycle. We believe by targeting these customer segments, we are more than doubling our total addressable market.

Our broad and deep portfolio of software solutions addresses customer needs across computing platforms. We deliver these solutions on-premises or, for certain products, using SaaS. During fiscal 2012, we began an effort to more fully realize the value of our intellectual property by strategically licensing and/or assigning selected assets within our portfolio. This effort is intended to better position us in the marketplace and allow us the flexibility to reinvest in improving our overall business.

EXECUTIVE SUMMARY

The following is a summary of the analysis of our results contained in our MD&A.

Total revenue for the first quarter of fiscal 2013 decreased 2% to $1,145 million compared with $1,163 million in the year-ago period, primarily due to an unfavorable foreign exchange effect of $32 million compared with the first quarter of fiscal 2012. Partially offsetting the unfavorable foreign exchange effect was an increase in our software fees and other revenue. Excluding the unfavorable foreign exchange effect, revenue would have increased 1%. Revenue decreased 2% from existing products and services and increased less than 1% from acquired technologies (which we define as technologies acquired within the prior 12 months). Excluding the foreign exchange effect, revenue from existing products and services was flat and revenue increased 1% from acquired technologies.

Total bookings in the first quarter of fiscal 2013 decreased 36% from the year-ago period to $553 million primarily due to a decline in subscription and maintenance renewals and, to a lesser extent, a decrease in new product and mainframe capacity sales and professional services bookings. Total new product and mainframe capacity sales in the first quarter of fiscal 2013 declined by approximately 30% compared with the first quarter of 2012. Bookings decreased in all regions except the Asia Pacific Japan region. Bookings performance was also unexpectedly disrupted by our efforts to align our sales force to execute our customer segmented go-to-market initiative and was unfavorably affected by a difficult macroeconomic environment. We continue to expect our fiscal 2013 renewal portfolio to decline in the single digits compared with fiscal 2012 and we expect a majority of our renewals to occur in the second half of fiscal 2013. For the first quarter of fiscal 2013, our renewal yield was in the low 80% range. This was primarily due to a single transaction where the effect was amplified by the lower level of renewals in the quarter. Excluding this one transaction, our renewal yield would have been approximately 90%.

Total expenses before interest and income taxes of $764 million for the first quarter of fiscal 2013 decreased 7%, compared with $821 million in the first quarter of fiscal 2012. As part of our efforts to more fully utilize our intellectual property assets, in the first quarter of fiscal 2013 we closed a transaction that assigned the rights to certain of these assets to a large technology company for $35 million. We will continue to have the ability to use these intellectual property assets in current and future product offerings. For the first quarter of fiscal 2013, total expenses before interest and income taxes included the income from this transaction. The decrease in total expenses before interest and income taxes was also attributable, to a lesser extent, to a favorable foreign exchange effect and a decrease in the commission expense of our selling and marketing costs, partially offset by increased costs from our fiscal 2012 acquisitions.

Income from continuing operations before interest and income taxes increased $39 million, or 11%, in the first quarter of fiscal 2013 compared with the year-ago period.

Income tax expense increased $25 million for the first quarter of fiscal 2013 compared with the year-ago period as a result of an increase in income from continuing operations before income taxes in the first quarter of fiscal 2013 and also discrete items that occurred in the first quarter of fiscal 2012 that were favorable but did not reoccur in the first quarter of fiscal 2013.

Diluted income from continuing operations per share for the first quarter of fiscal 2013 was $0.51, compared with $0.45 in the year-ago period, reflecting an increase in operating income as a result of the income from the aforementioned $35 million intellectual property transaction and our repurchases of common shares.

For the first quarter of fiscal 2013, our segment performance results were as follows:

Mainframe Solutions revenue decreased $18 million primarily due to an unfavorable foreign exchange effect for the first quarter of fiscal 2013 compared with the first quarter of fiscal 2012. Mainframe Solutions operating margin for the first quarter of fiscal 2013 was 59% compared with 57% in the first quarter of fiscal 2012.

Enterprise Solutions revenue decreased $1 million from the year-ago period primarily due to a decrease in revenue from our service assurance and virtualization and service automation products. This decrease was partially offset by an increase in revenue from our security (identity and access management) products and an increase in revenue from acquired technologies. Enterprise Solutions operating margin for the first quarter of fiscal 2013 was 16% compared with 11% in the first quarter of fiscal 2012. The increase in operating margin for the period was attributable to the income from the aforementioned $35 million intellectual property transaction, which was partially offset by an increase in expenses relating to our fiscal 2012 acquisitions.

Services revenue and expense for the first quarter of fiscal 2013 were consistent with the first quarter of fiscal 2012. Services operating margin increased to 4% in the first quarter of fiscal 2013 compared with 2% in the first quarter of fiscal 2012 as a result of the slight increase in revenue and slight reduction in expense.

Total revenue backlog of $7,771 million at June 30, 2012 decreased 9% compared with $8,508 million at June 30, 2011. The current portion of revenue backlog of $3,527 million at June 30, 2012 decreased by 5% compared with the balance of $3,699 million at June 30, 2011. Revenue backlog in the quarter was unfavorably affected by a decline in year-over-year bookings performance. We expect a continued decline in revenue backlog year-over-year through fiscal 2013 prior to an expected increase in our renewal portfolio in fiscal 2014. Generally, we believe that a change in the current portion of revenue backlog on a year-over-year basis is an indicator of future subscription and maintenance revenue performance due to the high percentage of our revenue that is recognized from license agreements that are already committed and being recognized ratably.

Cash provided by continuing operating activities for the first quarter of fiscal 2013 was $183 million, representing an increase of $40 million compared with the first quarter of fiscal 2012. The increase was primarily due to a decrease in income tax payments, an increase in receipts related to single installments, the $35 million in cash proceeds received from the aforementioned intellectual property transaction and an increase from gains on U.S. dollar-based cash equivalents held by our foreign subsidiaries. These increases were partially offset by lower cash collections and higher disbursements for the first quarter of fiscal 2013.

PERFORMANCE INDICATORS

Management uses several quantitative performance indicators to assess our financial results and condition. Following is a summary of the principal quantitative performance indicators that management uses to review performance:

	First Quarter Comparison
	Fiscal		Dollar	Percent
	2013	2012	Change	Change
	(dollars in millions)
Total revenue	$1,145	$1,163	$(18)	(2)%
Income from continuing operations	$240	$228	$12		5%
Cash provided by operating activities – continuing operations	$183	$143	$40	2	8%
Total bookings	$553	$865	$(312)	(36)%
Subscription and maintenance bookings	$383	$688	$(305)	(44)%
Weighted average subscription and maintenance license agreement duration in years	2.79	3.28	(0.49)	(15)%

	June 30, 2012	March 31, 2012	Change From Year End	June 30, 2011	Change From Prior Year Quarter
	(in millions)
Cash, cash equivalents and marketable securities(1)	$2,541	$2,679	$(138)	$2,950	$(409)
Total debt	$1,298	$1,301	$(3)	$1,307	$(9)
Total expected future cash collections from committed contracts(2)	$5,067	$5,745	$(678)	$5,724	$(657)
Total revenue backlog(2)	$7,771	$8,473	$(702)	$8,508	$(737)
Total current revenue backlog(2)	$3,527	$3,714	$(187)	$3,699	$(172)

(1)	At each of June 30, 2012 and March 31, 2012, marketable securities were less than $1 million. At June 30, 2011, marketable securities were $189 million.
(2)

Refer to the discussion in the “Liquidity and Capital Resources” section of this MD&A for additional information on expected future cash collections from committed contracts, billings backlog and revenue backlog.

Analyses of our performance indicators shown above and segment performance can be found in the “Results of Operations” and “Liquidity and Capital Resources” sections of this MD&A.

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

Total Bookings — Total bookings or sales includes the incremental value of all subscription, maintenance and professional services contracts and software fees and other contracts entered into during the reporting period and is generally reflective of the amount of products and services during the period that our customers have agreed to purchase from us. Revenue for bookings attributed to sales of software products for which license fee revenue is recognized on an up-front basis is reflected in “Software fees and other” in the Condensed Consolidated Statements of Operations.

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

Generally, we believe that a change in the current portion of revenue backlog on a year-over-year basis is an indicator of future subscription and maintenance revenue performance due to the high percentage of our revenue that is recognized from license agreements that are already committed and being recognized ratably. Within bookings, we also consider the yield on our renewal portfolio. We define “renewal yield” as the percentage of the renewable portion of the prior contract (i.e., the maintenance value) realized in current period bookings. The baseline for calculating renewal yield is an estimate affected by various factors including contractual renewal terms, price increases and other conditions. We estimate the yield based on a review of material transactions representing a substantial majority of the dollar value of renewals during the current period. Year-over-year changes in renewal yield may not be materially correlated to year-over-year changes in bookings.

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

Total Revenue Backlog — Total revenue backlog represents the aggregate amount we expect to recognize as revenue in the future as either subscription and maintenance revenue, professional services revenue or software fees and other revenue associated with contractually committed amounts billed or to be billed as of the balance sheet date. Total revenue backlog is composed of amounts recognized as liabilities in our Condensed Consolidated Balance Sheets as deferred revenue (billed or collected) as well as unearned amounts yet to be billed under subscription and maintenance and software fees and other agreements. Classification of amounts as current and noncurrent depends on when such amounts are expected to be earned and therefore recognized as revenue. Amounts that are expected to be earned and therefore recognized as revenue in 12 months or less are classified as current, while amounts expected to be earned in greater than 12 months are classified as noncurrent. The portion of the total revenue backlog that relates to subscription and maintenance agreements is recognized as revenue evenly on a monthly basis over the duration of the underlying agreements and is reported as subscription and maintenance revenue in our Condensed Consolidated Statements of Operations. Generally, we believe that a change in the current portion of revenue backlog on a year-over-year basis is an indicator of future subscription and maintenance revenue performance due to the high percentage of our revenue that is recognized from license agreements that are already committed and being recognized ratably.

“Deferred revenue (billed or collected)” is composed of: (i) amounts received from customers in advance of revenue recognition, (ii) amounts billed but not collected for which revenue has not yet been earned, and (iii) amounts received in advance of revenue recognition from financial institutions where we have transferred our interest in committed installments (referred to as “Financing obligations and other” in Note F, “Deferred Revenue” in the Notes to the Condensed Consolidated Financial Statements).

RESULTS OF OPERATIONS

The following table presents revenue and expense line items reported in our Condensed Consolidated Statements of Operations for the first quarter of fiscal 2013 and fiscal 2012 and the period-over-period dollar and percentage changes for those line items. These comparisons of past financial results are not necessarily indicative of future results.

	First Quarter Comparison – Fiscal 2013 versus Fiscal 2012
	2013	2012	Dollar Change 2013/2012	Percentage Change 2013/2012	Percentage of Total Revenue
					2013	2012
	(dollars in millions)
Revenue
Subscription and maintenance revenue	$977	$1,007	$(30)	(3)%	85%	87%
Professional services	91	90	1	1	8	8
Software fees and other	77	66	11	17	7	5

Total revenue	$1,145	$1,163	$(18)	(2)%	100%	100%

Expenses
Costs of licensing and maintenance	$69	$67	$2	3%	6%	6%
Cost of professional services	86	88	(2)	(2)	8	8
Amortization of capitalized software costs	64	50	14	28	6	4
Selling and marketing	305	326	(21)	(6)	27	28
General and administrative	110	114	(4)	(4)	10	10
Product development and enhancements	125	118	7	6	11	10
Depreciation and amortization of other intangible assets	41	47	(6)	(13)	4	4
Other (gains) expenses, net	(36)	11	(47)	NM	(3)	1

Total expenses before interest and income taxes	$764	$821	$(57)	(7)%	67%	71%

Income from continuing operations before interest and income taxes	$381	$342	$39	11%	33%	29%
Interest expense, net	11	9	2	22	1	1

Income from continuing operations before income taxes	$370	$333	$37	11%	32%	29%
Income tax expense	130	105	25	24	11	9

Income from continuing operations	$240	$228	$12	5%	21%	20%

Note:     Amounts may not add to their respective totals due to rounding.

Revenue

Total Revenue

As more fully described below, the decrease in total revenue in the first quarter of fiscal 2013 compared with the first quarter of fiscal 2012 was primarily attributable to an unfavorable foreign exchange effect of $32 million compared with the first quarter of fiscal 2012, partially offset by the increase in software fees and other revenue.

Subscription and Maintenance Revenue

Subscription and maintenance revenue is the amount of revenue recognized ratably during the reporting period from: (i) subscription license agreements that were in effect during the period, generally including maintenance that is bundled with and not separately identifiable from software usage fees or product sales, (ii) maintenance agreements associated with providing customer technical support and access to software fixes and upgrades that are separately identifiable from software usage fees or product sales, and (iii) license agreements bundled with additional products, maintenance or professional services for which VSOE has not been established. These amounts include the sale of products directly by us, as well as by distributors and volume partners, value-added resellers and exclusive representatives to end-users, where the contracts incorporate the right for end-users to receive unspecified future software products, and other contracts entered into in close proximity or contemplation of these agreements.

The decrease in subscription and maintenance revenue for the first quarter of fiscal 2013 compared with the first quarter of fiscal 2012 was due to an unfavorable foreign exchange effect of $29 million.

Professional Services

Professional services revenue primarily includes product implementation, consulting, customer training and customer education. Professional services revenue for the first quarter of fiscal 2013 was slightly higher compared with the first quarter of fiscal 2012.

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

Software fees and other revenue increased for the first quarter of fiscal 2013 compared with the first quarter of fiscal 2012 primarily due to an increase of $7 million in revenue from our perpetual enterprise solutions products and $6 million in revenue from our SaaS offerings. Within the increase in perpetual enterprise solutions product sales, $19 million was attributable to products that became eligible for up-front revenue recognition in the second half of fiscal 2012 and $5 million was from our fiscal 2012 acquisition of Interactive TKO, Inc. These increases were mostly offset against a decrease in the sales of other perpetual enterprise products.

Total Revenue by Geography

The following table presents the amount of revenue earned from sales to unaffiliated customers in the United States and international regions and corresponding percentage changes for the first quarter of fiscal 2013 and the first quarter of fiscal 2012.

	First Quarter Comparison – Fiscal 2013 versus Fiscal 2012
	2013	%	2012	%	Dollar Change	Percentage Change
	(dollars in millions)
United States	$683	60%	$672	58%	$11	2%
International	462	40%	491	42%	(29)	(6)%

Total Revenue	$1,145	100%	$1,163	100%	$(18)	(2)%

Revenue in the United States increased by $11 million, or 2%, for the first quarter of fiscal 2013 compared with the first quarter of fiscal 2012 primarily due to higher software fees and other revenue, as described above. International revenue decreased by $29 million, or 6%, for the first quarter of fiscal 2013 compared with the first quarter of fiscal 2012. The decrease was due to an unfavorable foreign exchange effect of $32 million, mostly related to the Europe, Middle East and Africa region.

Price changes do not have a material effect on revenue in a given period as a result of our ratable subscription model.

Expenses

Operating expenses for the first quarter of fiscal 2013 decreased from the first quarter of fiscal 2012 primarily due to the $35 million of income from the intellectual property transaction recognized in “Other (gains) expenses, net.” The decrease was also attributable to a favorable foreign exchange effect and a decrease in the commission expense of our selling and marketing costs, partially offset by increased costs from our fiscal 2012 acquisitions.

Costs of Licensing and Maintenance

Costs of licensing and maintenance include technical support, royalties, and other manufacturing and distribution costs. Costs of licensing and maintenance for the first quarter of fiscal 2013 were consistent with the first quarter of fiscal 2012.

Cost of Professional Services

Cost of professional services consists primarily of our personnel-related costs associated with providing professional services and training to customers. Cost of professional services for the first quarter of fiscal 2013 was consistent with the first quarter of fiscal 2012. Operating margin for professional services increased to 5% in the first quarter of fiscal 2013 compared with 2% in the first quarter of fiscal 2012 as a result of the slight increase in revenue and slight reduction in expense. Operating margin for professional services does not include certain additional costs that are allocated to the Services segment (see “Performance of Segments” below).

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

The increase in amortization of capitalized software costs for the first quarter of fiscal 2013 compared with the first quarter of fiscal 2012 was primarily due to the increase in projects that have reached general availability in recent periods and amortization from assets acquired from our fiscal 2012 acquisitions.

Selling and Marketing

Selling and marketing expenses include the costs relating to our sales force, channel partners, corporate and business marketing and customer training programs. The decrease in selling and marketing expenses was primarily attributable to a decrease in commission expenses of $13 million as a result of lower sales for the first quarter of fiscal 2013 and a favorable foreign exchange effect, partially offset by an increase in costs associated with our fiscal 2012 acquisitions.

General and Administrative

General and administrative expenses include the costs of corporate and support functions, including our executive leadership and administration groups, finance, legal, human resources, corporate communications and other costs such as provisions for doubtful accounts. For the first quarter of fiscal 2013, general and administrative expenses decreased slightly from the first quarter of fiscal 2012. Excluding the favorable effect of foreign exchange, general and administrative expenses were consistent with the prior year period.

Product Development and Enhancements

For the first quarter of fiscal 2013 and fiscal 2012, product development and enhancements expenses represented approximately 11% and 10% of total revenue, respectively. The increase in product development and enhancements expenses was primarily due to a decrease in the proportion of expenditures that were capitalized during the first quarter of fiscal 2013 as compared with the first quarter of fiscal 2012.

Depreciation and Amortization of Other Intangible Assets

The decrease in depreciation and amortization of other intangible assets for the first quarter of fiscal 2013 compared with the first quarter of fiscal 2012 was primarily due to the decrease in the amount of intangible assets acquired that are subject to amortization as a result of intangible assets becoming fully amortized.

Other (Gains) Expenses, Net

Other (gains) expenses, net includes gains and losses attributable to divested assets, foreign currency, exchange rate changes, impairment charges and other miscellaneous items.

As part of our efforts to more fully utilize our intellectual assets, in the first quarter of fiscal 2013, we closed a transaction that assigned the rights to certain of these assets to a large technology company for $35 million. We will continue to have the ability to use these intellectual property assets in current and future product offerings. During the first quarter of fiscal 2013, other (gains) expenses, net included the income from this transaction. In addition, other (gains) expenses, net included $12 million of gains from foreign currency exchange rate fluctuations and $8 million of expenses relating to our foreign exchange derivative contracts.

Interest Expense, Net

Interest expense, net for the first quarter of fiscal 2013 was consistent with the first quarter of fiscal 2012.

Income Taxes

Income tax expense for the first quarter of fiscal 2013 was $130 million, compared with income tax expense of $105 million for the first quarter of fiscal 2012. Income tax expense increased $25 million for the first quarter of fiscal 2013 compared with the year-ago period, as a result of an increase in income from continuing operations before income taxes in the first quarter of fiscal 2013 and also discrete items that occurred in the first quarter of fiscal 2012 that were favorable but did not reoccur in the first quarter of fiscal 2013.

In April 2011, the U.S. Internal Revenue Service (IRS) completed its examination of our federal income tax returns for the tax years ended March 31, 2005, 2006 and 2007 and issued a report of its findings in connection with the examination. We disagree with certain proposed adjustments in the report and are vigorously disputing these matters through the IRS appellate process. The IRS is also examining our federal income tax returns for the tax years ended March 31, 2008, 2009 and 2010.

While it is difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our financial statements reflect the probable outcome of uncertain tax positions. We may adjust these uncertain tax positions, as well as any related interest or penalties, in light of changing facts and circumstances, including the settlement of income tax audits and the expirations of statutes of limitation. To the extent a settlement differs from the amounts previously reserved, that difference generally would be recognized as a component of income tax expense in the period of resolution. Although the timing of the resolution of income tax examinations is highly uncertain, it is reasonably possible that settlements, payments and new information in the next 12 months related to certain federal, foreign and state tax issues may result in changes to our uncertain tax positions, including issues involving taxation of international operations, certain state tax issues and other matters. We believe that such reasonably possible changes within the next 12 months may reduce the balance of unrecognized tax benefits, net of the effects of refunds and other affirmative claims, by an amount up to $200 million.

Our effective income tax rate, excluding the impact of discrete items, for the three months ended June 30, 2012 and 2011 was 32.4% and 32.3%, respectively. Legislative changes in tax laws, the outcome of tax audits and any other changes in potential tax liabilities may result in additional tax expense or benefit in fiscal 2013 which are not considered in our estimated annual effective tax rate. While we do not currently view any such items as individually material to the results of our consolidated financial position or results of operations, the impact of certain items may yield additional tax expense or benefit in the remaining quarters of fiscal 2013 and we are anticipating a fiscal 2013 effective tax rate closer to the high end of a 30% to 31% range.

Performance of Segments

Segment financial information for the first quarter of fiscal 2013 and fiscal 2012 is as follows:

Mainframe Solutions	First Quarter Fiscal 2013	First Quarter Fiscal 2012
Revenue	$628	$646
Expense	260	276

Segment profit	$368	$370

Segment operating margin	59%	57%

For the first quarter of fiscal 2013, Mainframe Solutions revenue decreased from the year-ago period primarily due an unfavorable foreign exchange effect of $19 million. Mainframe Solutions profit and operating margin for the first quarter of fiscal 2013 increased slightly compared with the first quarter of fiscal 2012 as a result of decreased expenses from the effect of favorable foreign exchange, offset by an unfavorable foreign exchange effect on revenue for the period.

Enterprise Solutions	First Quarter Fiscal 2013	First Quarter Fiscal 2012
Revenue	$426	$427
Expense	359	382

Segment profit	$67	$45

Segment operating margin	16%	11%

Enterprise Solutions revenue for the first quarter of fiscal 2013 decreased $1 million from the first quarter of fiscal 2012, primarily due to a decrease in revenue from our service assurance and virtualization and service automation products. This decrease was partially offset by an increase in revenue from our security (identity and access management) products, which is reflected as software fees and other revenue, and an increase in revenue from products acquired from our fiscal 2012 acquisition of Interactive TKO, Inc. (ITKO). For the first quarter of fiscal 2013, Enterprise Solutions revenue reflected an unfavorable foreign exchange effect of $10 million compared with the first quarter of fiscal 2012. Enterprise Solutions operating margin for the first quarter of fiscal 2013 increased compared with the first quarter of fiscal 2012, primarily due to the income from the aforementioned $35 million intellectual property transaction, which contributed eight percentage points to the margin growth. This improvement was partially offset by an increase in expenses relating to our acquisition of ITKO.

Services	First Quarter Fiscal 2013	First Quarter Fiscal 2012
Revenue	$91	$90
Expenses	87	88

Segment profit	$4	$2

Segment operating margin	4%	2%

Services revenue and expense for the first quarter of fiscal 2013 were consistent with the first quarter of fiscal 2012. Operating margin for Services increased to 4% in the first quarter of fiscal 2013 compared with 2% in the first quarter of fiscal 2012 as a result of the slight increase in revenue and slight reduction in expense.

Refer to Note N, “Segment Information,” in the Notes to the Condensed Consolidated Financial Statements for additional information.

Bookings

Total Bookings

For the first quarter of fiscal 2013 and fiscal 2012, total bookings were $553 million and $865 million, respectively. The decrease in bookings reflected a year-over-year decline in subscription and maintenance renewals, new product and mainframe capacity sales and professional services bookings. Professional services bookings decreased due to a lower number of engagements, which are largely dependent on new product sales. Total bookings decreased in all regions except the Asia Pacific Japan region. Total new product and mainframe capacity sales in the first quarter of fiscal 2013 declined by approximately 30% compared with the first quarter of fiscal 2012. Within these bookings, new product sales decreased in the United States and the Europe, Middle East and Africa region while they increased in the Asia Pacific Japan region. New product sales in our Latin America region decreased slightly but increased when excluding the unfavorable effect of foreign exchange. Mainframe new product and capacity sales are generally aligned with renewals and were down largely due to our lower renewals in the quarter. Enterprise solutions new product sales declined primarily due to our lower-than-expected sales of new products outside of a renewal process. Bookings performance was also unexpectedly disrupted by our efforts to align our sales force to execute our customer segmented go-to-market initiative and unfavorably affected by a difficult macroeconomic environment. We expect these customer segmentation efforts to show favorable results in the second half of fiscal 2013.

Subscription and Maintenance Bookings

For the first quarter of fiscal 2013 and fiscal 2012, subscription and maintenance bookings were $383 million and $688 million, respectively. The decrease in subscription and maintenance bookings was primarily attributable to a 43% decline in renewal bookings, which was primarily reflective of our smaller renewal portfolio, and to a lesser extent a decrease in new product and mainframe capacity sales.

During the first quarter of fiscal 2013, we renewed a total of four license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $61 million. During the first quarter of fiscal 2012, we renewed a total of eight license agreements with incremental contract values in excess of $10 million each, for an aggregate contract value of $255 million. The decrease is primarily a result of the aforementioned decline in renewal portfolio. We continue to expect our fiscal 2013 renewal portfolio to decline in the single digits compared with fiscal 2012 and we expect a majority of our renewals to occur in the second half of fiscal 2013. We anticipate that the expected increase in renewals in the second half of fiscal 2013 will result in an increase in mainframe new product and capacity sales compared with the first quarter of fiscal 2013.

Generally, quarters with smaller renewal inventories result in a lower level of bookings both because renewal bookings will be lower and, to a lesser extent, because renewals also remain an important selling opportunity for new products. Renewal bookings for the first quarter of fiscal 2013, which generally do not include new product and capacity sales and professional services arrangements, decreased compared with the prior year period primarily due to the timing of our renewal portfolio. For the first quarter of fiscal 2013, our renewal yield was in the low 80% range. This was primarily due to a single transaction where the effect was amplified by the lower level of renewals in the quarter. Excluding this one transaction, our renewal yield would have been approximately 90%. Subscription and maintenance bookings declined in all regions except the Asia Pacific Japan region.

Annualized subscription and maintenance bookings is an indicator that normalizes the bookings recorded in the current period to account for contract length. It is calculated by dividing the total value of all new subscription and maintenance license agreements entered into during a period by the weighted average subscription and license agreement duration in years for all such subscription and maintenance license agreements recorded during the same period. For the first quarter of fiscal 2013, annualized subscription and maintenance bookings decreased from $210 million in the prior year period to $137 million. The weighted average subscription and maintenance license agreement duration in years decreased from 3.28 in the first quarter of fiscal 2012 to 2.79 in the first quarter of fiscal 2013. This decrease was primarily attributable to the duration associated with the contracts in the renewal portfolio, the decrease in large contract renewals and the overall decrease in the number of renewals for the first quarter of fiscal 2013.

Although each contract is subject to terms negotiated by the respective parties, we do not currently expect the weighted average subscription and maintenance agreement duration in years to change materially from historical levels for end-user contracts.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalent balances are held in numerous locations throughout the world, with 64% held in our subsidiaries outside the United States at June 30, 2012. Cash and cash equivalents totaled $2,541 million at June 30, 2012, representing a decrease of $138 million from the March 31, 2012 balance of $2,679 million. The decrease in cash was primarily a result of the cash payments associated with our payment of dividends and repurchases of our common stock during the first quarter of fiscal 2013. During the first quarter of fiscal 2013, there was a $77 million unfavorable translation effect from foreign currency exchange rates on cash held outside the United States in currencies other than the U.S. dollar.

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

Sources and Uses of Cash

Under our subscription and maintenance agreements, customers generally make installment payments over the term of the agreement, often with at least one payment due at contract execution, for the right to use our software products and receive product support, software fixes and new products when available. The timing and actual amounts of cash received from committed customer installment payments under any specific agreement can be affected by several factors, including the time value of money and the customer’s credit rating. Often, the amount received is the result of direct negotiations with the customer when establishing pricing and payment terms. In certain instances, the customer negotiates a price for a single up-front installment payment and seeks its own internal or external financing sources. In other instances, we may assist the customer by arranging financing on the customer’s behalf through a third-party financial institution. Alternatively, we may decide to transfer our rights to the future committed installment payments due under the license agreement to a third-party financial institution in exchange for a cash payment. Once transferred, the future committed installments are payable by the customer to the third-party financial institution. Whether the future committed installments have been financed directly by the customer with our assistance or by the transfer of our rights to future committed installments to a third party, these financing agreements may contain limited recourse provisions with respect to our continued performance under the license agreements. Based on our historical experience, we believe that any liability that we may incur as a result of these limited recourse provisions will be immaterial.

Amounts billed or collected as a result of a single installment for the entire contract value, or a substantial portion of the contract value, rather than being invoiced and collected over the life of the license agreement, are reflected in the liability section of our Condensed Consolidated Balance Sheets as “Deferred revenue (billed or collected).” Amounts received from either a customer or a third-party financial institution that are attributable to later years of a license agreement have a positive impact on billings and cash provided by operating activities in the current period. Accordingly, to the extent these collections are attributable to the later years of a license agreement, billings and cash provided by operating activities during the license’s later years will be lower than if the payments were received over the license term. We are unable to predict with certainty the amount of cash to be collected from single installments for the entire contract value, or a substantial portion of the contract value, under new or renewed license agreements to be executed in future periods.

For the first quarter of fiscal 2013, gross receipts related to single installments for the entire contract value, or a substantial portion of the contract value, were $123 million, of which $75 million was billed in the fourth quarter of fiscal 2012. For the first quarter of fiscal 2012, gross receipts related to single installments for the entire contract value, or a substantial portion of the contract value, were $64 million, of which $14 million was billed in the fourth quarter of fiscal 2011.

In any quarter, we may receive payments in advance of the contractually committed date on which the payments were otherwise due. In limited circumstances, we may offer discounts to customers to ensure payment in the current period of invoices that have been billed, but might not otherwise be paid until a subsequent period because of payment terms. Historically, any such discounts have not been material.

Amounts due from customers from our subscription licenses are offset by deferred revenue related to these license agreements, leaving no or minimal net carrying value on the balance sheets for such amounts. The fair value of these amounts may exceed or be less than this carrying value but cannot be practically assessed since there is no existing market for a pool of customer receivables with contractual commitments similar to those owned by us. The actual fair value may not be known until these amounts are sold, securitized or collected. Although these customer license agreements commit the customer to payment under a fixed schedule, to the extent amounts are not yet due and payable by the customer, the agreements are considered executory in nature due to our ongoing commitment to provide maintenance and unspecified future software products as part of the agreement terms.

We can estimate the total amounts to be billed from committed contracts, referred to as our “billings backlog,” and the total amount to be recognized as revenue from committed contracts, referred to as our “revenue backlog.” The aggregate amounts of our billings backlog and trade receivables already reflected in our Condensed Consolidated Balance Sheets represent the amounts we expect to collect in the future from committed contracts.

(in millions)	June 30, 2012	March 31, 2012	June 30, 2011
Billings backlog:
Amounts to be billed – current	$2,208	$2,220	$2,233
Amounts to be billed – noncurrent	2,368	2,623	2,894

Total billings backlog	$4,576	$4,843	$5,127

Revenue backlog:
Revenue to be recognized within the next 12 months – current	$3,527	$3,714	$3,699
Revenue to be recognized beyond the next 12 months – noncurrent	4,244	4,759	4,809

Total revenue backlog	$7,771	$8,473	$8,508

Deferred revenue (billed or collected)	$3,195	$3,630	$3,381
Unearned revenue yet to be billed	4,576	4,843	5,127

Total revenue backlog	$7,771	$8,473	$8,508

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

(in millions)	June 30, 2012	March 31, 2012	June 30, 2011
Expected future cash collections:
Total billings backlog	$4,576	$4,843	$5,127
Trade accounts receivable, net	491	902	597

Total expected future cash collections	$5,067	$5,745	$5,724

The decrease in billings backlog from June 30, 2012 compared with March 31, 2012 and June 30, 2011 was primarily driven by a decrease in total bookings in the first quarter of fiscal 2013.

The decrease in expected future cash collections from June 30, 2012 compared with March 31, 2012 and June 30, 2011 was primarily driven by a decrease in trade accounts receivable as a result of lower customer billings in the first quarter of fiscal 2013, as well as a decrease in billings backlog as described above.

The decrease in total revenue backlog from June 30, 2012 compared with March 31, 2012 and June 30, 2011 was primarily due to the decline of total bookings in the first quarter of fiscal 2013 and the increase in the percentage of bookings recognized as software fees and other revenue in the first quarter of fiscal 2013, which is not included in revenue backlog at June 30, 2012.

Revenue to be recognized in the next 12 months decreased by 5% at June 30, 2012 compared with March 31, 2012. Excluding the effect of foreign exchange, revenue to be recognized in the next 12 months decreased by 4% at June 30, 2012 compared with March 31, 2012.

Revenue to be recognized in the next 12 months decreased by 5% at June 30, 2012 compared with June 30, 2011. Excluding the effect of foreign exchange, revenue to be recognized in the next 12 months decreased by 1% at June 30, 2012 compared with June 30, 2011.

Revenue backlog in the quarter was unfavorably affected by a decline in year-over-year bookings performance. We expect a continued decline in revenue backlog year-over-year through fiscal 2013 prior to an expected increase in our renewal portfolio in fiscal 2014. Generally, we believe that a change in the current portion of revenue backlog on a year-over-year basis is an indicator of future subscription and maintenance revenue performance due to the high percentage of our revenue that is recognized from license agreements that are already committed and being recognized ratably.

Cash Generated by Operating Activities

	First Quarter of Fiscal		Change
	2013	2012	2013/2012
	(in millions)
Cash collections from billings(1)	$1,179	$1,262	$(83)
Vendor disbursements and payroll(1)	(918)	(887)	(31)
Income tax (payments) receipts, net	(125)	(198)	73
Other disbursements, net(2)	47	(34)	81

Cash generated by continuing operating activities	$183	$143	$40

(1)	Amounts include VAT and sales taxes.
(2)	Amounts include interest, restructuring, $35 million in cash proceeds received from the aforementioned intellectual property transaction and miscellaneous receipts and disbursements.

Operating Activities:

Cash provided by continuing operating activities for the first quarter of fiscal 2013 was $183 million, representing an increase of $40 million compared with the first quarter of fiscal 2012. The increase was primarily due to a decrease in income tax payments of $73 million, an increase in up-front cash collections of $59 million, the $35 million in cash proceeds received as other income from the aforementioned intellectual property transaction and an increase of $18 million from gains on U.S. dollar-based cash equivalents held by our foreign subsidiaries. These increases were partially offset by lower cash collections and higher disbursements for the first quarter of fiscal 2013. We currently expect the gains on U.S. dollar-based cash equivalents for the first quarter of fiscal 2013 to be offset and unfavorably affect cash provided by continuing operating activities in the second quarter of fiscal 2013 upon settlement of certain derivative contracts.

Investing Activities:

Cash used in investing activities for the first quarter of fiscal 2013 was $61 million compared with $107 million for the first quarter of fiscal 2012. The decrease in cash used in investing activities was primarily due to the decrease in cash paid for acquisitions for the first quarter of fiscal 2013 as compared with the first quarter of fiscal 2012 and a decrease in capitalized software development costs.

Financing Activities:

Cash used in financing activities for the first quarter of fiscal 2013 was $183 million compared with $353 million in the first quarter of fiscal 2012. The decrease in cash used in financing activities was primarily due to the repayment of $250 million under our revolving credit facility due August 2012 during the first quarter of fiscal 2012 and a decrease in common shares repurchased of $67 million, offset by an increase in cash dividends paid of $94 million and a decrease in net borrowings relating to our notional pooling arrangement as compared with the first quarter of fiscal 2012.

Debt Obligations

As of June 30, 2012 and March 31, 2012, our debt obligations consisted of the following:

	June 30, 2012	March 31, 2012
	(in millions)
Revolving credit facility due August 2016	$—	$—
5.375% Senior Notes due November 2019	750	750
6.125% Senior Notes due December 2014, net of unamortized premium from fair value hedge of $25 and $27	525	527
Other indebtedness, primarily capital leases	28	29
Unamortized discount for Notes	(5)	(5)

Total debt outstanding	1,298	1,301

Less the current portion	(15)	(14)

Total long-term debt portion	$1,283	$1,287

Other Indebtedness

We have available an unsecured and uncommitted multi-currency line of credit to meet short-term working capital needs for our subsidiaries operating outside the United States. We use guarantees and letters of credit issued by financial institutions to guarantee performance on certain contracts. At June 30, 2012 and March 31, 2012, approximately $54 million and $55 million, respectively, was pledged in support of bank guarantees and other local credit lines and none of these arrangements had been drawn down by third parties.

We use a notional pooling arrangement with an international bank to help manage global liquidity requirements. Under this pooling arrangement, we and our participating subsidiaries may maintain either cash deposit or borrowing positions through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Because it maintains a security interest in the cash deposits, and has the right to offset the cash deposits against the borrowings, the bank provides us and our participating subsidiaries favorable interest terms on both. For the first quarter of fiscal 2013, the activity under this cash pooling arrangement was as follows:

(in millions)
Total borrowing position outstanding at March 31, 2012(1)	$139
Borrowings	253
Repayments	(247)
Foreign currency exchange effect	(5)

Total borrowing position outstanding at June 30, 2012(1)	$140

(1)	Included in “Accrued expenses and other current liabilities” in our Condensed Consolidated Balance Sheets.

For the first quarter of fiscal 2012, borrowings and repayments related to this notional pooling arrangement were approximately $154 million and $86 million, respectively, and are presented within the financing activities section of our Condensed Consolidated Statements of Cash Flows.

For additional information concerning our debt obligations, refer to our Consolidated Financial Statements and Notes thereto included in our 2012 Form 10-K.

Effect of Exchange Rate Changes

There was a $77 million unfavorable impact to our cash balances in the first quarter of fiscal 2013 predominantly due to the strengthening of the U.S. dollar against the euro, the Brazilian real and the Israeli shekel of 5%, 9%, and 6%, respectively.

There was a $37 million favorable impact to our cash balances in the first quarter of fiscal 2012 predominantly due to the weakening of the U.S. dollar against the Swiss franc, the Australian dollar, the Brazilian real and the euro of 9%, 4%, 4% and 2%, respectively.

CRITICAL ACCOUNTING POLICIES AND BUSINESS PRACTICES

The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. Our estimates form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and the estimates may change if the underlying conditions or assumptions change. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in our 2012 Form 10-K under Management’s Discussion and Analysis of Financial Condition and Results of Operations. At June 30, 2012, there has been no material change to this information.

New Accounting Pronouncements Recently Adopted

Presentation of Comprehensive Income: In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. We have adopted ASU 2011-05 effective for the first quarter of fiscal 2013 and included the required disclosures in two separate but consecutive statements.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of risks, including foreign currency exchange rate fluctuations, interest rate changes and changes in the market value of our investments. In the normal course of business, we employ established policies and procedures to manage these risks including the use of derivative instruments. There have been no material changes in our financial risk management strategy or our portfolio management strategy, which is described in our 2012 Form 10-K, subsequent to March  31, 2012.

Item 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of the end of the period covered by this quarterly report.

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

Item 1A. RISK FACTORS

Current and potential stockholders should consider carefully the risk factors described in more detail in our 2012 Form 10-K. We believe that as of June 30, 2012, there has been no material change to this information. Any of these factors, or others, many of which are beyond our control, could materially adversely affect our business, financial condition, operating results, cash flow and stock price.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the months indicated, our purchases of common stock in the first quarter of fiscal 2013:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(amounts in thousands, except average price paid per share)
April 1, 2012 - April 30, 2012	—		—	—		$1,000,000
May 1, 2012 - May 31, 2012	4,238	(1)	$25.13	4,238	(1)	$986,834
June 1, 2012 - June 30, 2012	3,242		$25.67	3,242		$903,616

Total	7,480			7,480

(1)	Includes 3,713,746 shares received under the Accelerated Share Repurchase agreement described below.

On January 23, 2012, our Board of Directors approved a capital allocation program that authorized us to acquire up to $1.5 billion of our common stock through our fiscal year ending March 31, 2014.

In January 2012, we entered into an Accelerated Share Repurchase (ASR) agreement with a bank to repurchase $500 million of our common stock. Under the agreement, we paid $500 million to the bank for an initial delivery of approximately 15 million shares in the fourth quarter of fiscal 2012. The fair market value of the initially delivered shares on the date of purchase was approximately $375 million. The remaining $125 million was included in “Additional paid-in capital” in our Condensed Consolidated Balance Sheet at March 31, 2012.

The ASR transaction was completed in the first quarter of fiscal 2013, during which time we received approximately 3.7 million additional shares. As a result, the initial amount of $125 million recorded as additional paid-in capital during the fourth quarter of fiscal 2012 was reclassified to treasury stock. The final number of shares delivered upon settlement of the agreement was determined based on the average price of our common stock over the term of the ASR agreement.

In addition to the settlement of the ASR agreement, we repurchased approximately 3.8 million shares of our common stock for approximately $96 million during the first quarter of fiscal 2013. At June 30, 2012, we remained authorized to purchase approximately $904 million of our common stock under the capital allocation program.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Regulation S-K

Exhibit Number

3.1	Amended and Restated Certificate of Incorporation.	Filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K dated March 6, 2006.*

3.2	By-Laws of the Company, as amended.	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 23, 2007.*

10.1**	Separation Agreement and General Claims Release dated May 1, 2012 between the Company and David C. Dobson.	Filed herewith.

10.2**	General Claims Release dated May 24, 2012 between the Company and Nancy E. Cooper.	Filed herewith.

10.3**	Bring-down General Claims Release dated July 18, 2012 between the Company and David C. Dobson.	Filed herewith.

12.1	Statement of Ratio of Earnings to Fixed Charges.	Filed herewith.

15	Accountants’ acknowledgment letter.	Filed herewith.

31.1	Certification of the Principal Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101	The following financial statements from CA, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended, June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language):	Filed herewith.

(i) Unaudited Condensed Consolidated Balance Sheets — June 30, 2012 and March 31, 2012.

(ii) Unaudited Condensed Consolidated Statements of Operations — Three Months Ended June 30, 2012 and 2011.

(iii) Unaudited Condensed Consolidated Statements of Cash Flows — Three Months Ended June 30, 2012 and 2011.

(iv) Notes to unaudited Condensed Consolidated Financial Statements — June 30, 2012.

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

Dated: July 27, 2012